Form 10-K
period 1994-10-31
HARNISCHFEGER INDUSTRIES INC
filed 1995-01-30
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
          Washington, D.C. 20549

                        FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
October 31, 1994.

/ / Transition report pursuant to Section 13 or 15(d) of
the Securities  Exchange Act of 1934 for the transition
period from        to        .

               Commission file number 1-9299
               HARNISCHFEGER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

 Delaware                    39-1566457
(State of                    (I.R.S. Employer
Jurisdiction of              Identification No.)
Incorporation or
  Organization)

13400 Bishops Lane, Brookfield, Wisconsin 53005
(Address of Principal Executive Office)

Registrant's Telephone Number, Including Area Code:
(414) 671-4400

Securities registered pursuant to Section 12(b) of the
Act:

                                 Name of Each Exchange On
Title of Each Class                 Which Registered
Common Stock, $1 Par Value       New York and Pacific Stock
Exchanges
Preferred Stock Purchase Rights  New York and Pacific
                                 Stock Exchanges

Securities registered pursuant to Section 12(g) of the
Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.
/X/

     The aggregate market value of Registrant's Common
Stock held by non-affiliates, as of January 25, 1995, based on a closing price of $ 27.88, was approximately
$1,308.0 million.

     The number of shares outstanding of Registrant's
Common Stock, as of January 25, 1995, was 47,671,432.

         DOCUMENTS INCORPORATED BY REFERENCE

1994 Annual Report to Shareholders (Parts I, II and IV).
Proxy statement for the 1995 annual meeting of stockholders to be filed within 120 days of the end of the Company's fiscal year (Part III).



             HARNISCHFEGER INDUSTRIES, INC.

                        INDEX TO
               ANNUAL REPORT ON FORM 10-K
          For The Year Ended October 31, 1994


                                                                          Page
                                                                            ----
   Part I
     Item 1.     Business.................................................    3
     Item 2.     Properties...............................................   11
     Item 3.     Legal Proceedings........................................   14
     Item 4.     Submission of Matters to a Vote of Security Holders......   14

   Part II
     Item 5.     Market for the Registrant's Common Stock and Related
                 Stockholder Matters......................................   15
     Item 6.     Selected Financial Data for the Registrant for Each of the
                 Last Five Fiscal Years...................................   15
     Item 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................   15
     Item 8.     Financial Statements and Supplementary Data..............   15
     Item 9.     Disagreements on Accounting and Financial Disclosure.....   15

   Part III
     Item 10.    Directors and Executive Officers of the Registrant.......   16
     Item 11.    Executive Compensation...................................   16
     Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management...............................................   16
     Item 13.    Certain Relationships and Related Transactions...........   16

   Part IV
     Item 14.    Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K..............................................   16

   Signatures    .........................................................   21



                       PART I

Item 1. Business

                SEGMENTS OF BUSINESS

     Harnischfeger Industries, Inc. ("Harnischfeger
Industries" or the "Company") is a holding company for
subsidiaries involved in the worldwide manufacture and
distribution of: paper machinery (Beloit Corporation);
surface mining and material handling equipment
(Harnischfeger Corporation); underground mining equipment
(Joy Technologies Inc.); and systems integration services
(Syscon Corporation). The Company expects that Syscon
Corporation, the remaining unit in the Systems Group, will
be divested in the first half of 1995.  See Part IV Item
14(b)(6).  The operating results of the Systems Group
have therefore been reclassified as discontinued
operations in the Company's Consolidated Statement of
Income for each year presented.   The Company completed
its acquisition of Joy Technologies Inc.("Joy"), a world leader in underground mining equipment and environmental products, in an exchange of common stock on November 29, 1994. Harnischfeger Industries is the direct successor to a business begun over 100 years ago which, at October 31, 1994, through its subsidiaries, manufactures and markets products classified into three industry segments:
Papermaking Machinery and Systems, Mining Equipment, and
Material Handling Equipment.  A fourth segment, the
Environmental Group, was added in fiscal 1995 as a result of the acquisition of Joy.

                      PAPERMAKING MACHINERY AND SYSTEMS

     The Papermaking Machinery and Systems Group is comprised of the Company's 80% interest in Beloit
Corporation ("Beloit") and the Company's interest in Measurex Corporation ("Measurex"). On December 29, 1994,
Measurex repurchased 2,026,900 shares of its stock held by the Company, reducing the Company's ownership interest from 20% to 10%. Beloit is consolidated, while Measurex is accounted for on the equity basis (cost basis subsequent to December 29, 1994). Mitsubishi Heavy
Industries, Ltd. ("Mitsubishi") is the owner of the other
20% interest in Beloit. The Company and Mitsubishi have entered into certain agreements that provide Mitsubishi with the right to designate one of Beloit's five directors. These agreements also place certain restrictions on the transfer of Beloit stock. In the event of a change in control of the Company, Mitsubishi has the right to sell its 20% interest back to the Company for the greater of $60 million or the book value of its equity interest.

     Beloit is a leader in the design and manufacture of papermaking machinery and related products used in the pulp and paper industries. Beloit operates on a global basis with major manufacturing facilities in six countries and sales and service offices located throughout the world. In addition, licensing arrangements exist with several major foreign companies.

     Beloit's activities are divided into the following categories: complete installations involving the design, manufacture and installation of equipment and systems;
major rebuilds and servicing of existing systems; and the sale of ancillary equipment and replacement parts. This machinery is custom designed to meet the specific needs of each customer. In 1994, Beloit expanded its service business through the acquisition of OASIS (Optical
Alignment Systems and Inspection Services, Inc.), the leading supplier of in-mill optical alignment services.

     Beloit is known for the quality and dependability of its products and is a leader in product innovation and development. Beloit has made a continuous commitment to research and development activities, and has been granted numerous patents on its designs. Beloit systems and equipment are used by a substantial number of paper producers, both domestic and foreign, and Beloit's installed base of equipment exceeds that of any of its competitors.

     A major factor in Beloit's success in the paper machinery industry has been its international manufacturing operations. Beloit's overseas facilities have been used to support both domestic and foreign sales and have provided Beloit with the flexibility to shift its manufacturing to more favorable locations as appropriate.
In addition, Beloit has been able to take advantage of favorable export financing provided by certain foreign governments. Beloit's manufacturing facilities are supported by a domestic and international marketing network staffed by experienced sales engineers.

     Measurex provides its customers with
computer-integrated manufacturing through design, production, marketing and servicing of sensor-based information and control systems. Measurex products provide improved results for customers by increasing productivity, reducing raw material usage and energy consumption, and improving product quality and uniformity.

     Measurex's primary marketplace is within the manufacturing industries that produce products by continuous or batch processes. Over 79% of Measurex's business is with the pulp and paper industry, with the remaining business being with the plastic, metal, rubber, chemicals, glass and pharmaceutical industries.

     Beloit has entered into an agreement with Jagenberg
Papiertechnik, GmbH, a German paper finishing and coating equipment manufacturer. Under the Jagenberg agreement, Beloit's Lenox Division will become the major supplier of parts and service for all winder products in the Americas.
The agreement is currently being reviewed by regulatory authorities with final approval expected to be received in the first half of 1995.

              MINING EQUIPMENT

     Harnischfeger Corporation, through its Mining
Equipment Division, is the world's largest producer of electric mining shovels and is a significant producer of electric and diesel-electric crawler and walking draglines, hydraulic mining excavators, blasthole drills, and electric, dredge and dragline bucket products.
Electric mining shovels range in capacity from 18 to 80 cubic yards, crawler draglines from 10 to 20 cubic yards, and hydraulic mining excavators from 12 to 27 cubic yards.
Capacities for the walking draglines range from 20 to 150 cubic yards.

     In 1991, Harnischfeger Corporation expanded its product lines by acquiring the large rotary blasthole drill product line from the Gardner-Denver Mining and Construction Division of Cooper Industries, Inc. There are three drill models currently in the active product line, with drilling diameters ranging from 9 to 22 inches and bit load capacities from 70,000 to 150,000 pounds.

     The products of the Mining Equipment segment are used in mines, quarries and earth-moving operations in the digging and loading of such minerals and other ores as coal, copper, gold, iron ore, lead, zinc, bauxite, uranium, phosphate, stone and clay.

     Harnischfeger Corporation has a significant relationship in the mining shovel business with Kobe
Steel, Ltd. ("Kobe") pursuant to which Harnischfeger
Corporation licenses Kobe to manufacture certain electric mining shovels and related replacement parts in Japan.
Harnischfeger Corporation has the exclusive right to market Kobe-manufactured mining shovels and parts outside
Japan (except in the case of certain government sales).

     In addition, Harnischfeger Corporation is party to an agreement, through 1996, with a corporate unit of the People's Republic of China, licensing the manufacture and sale of two models of electric mining shovels and related components. This relationship provides Harnischfeger
Corporation with an opportunity to sell component parts for shovels built in China.

     On November 29, 1994, the Company completed its acquisition of Joy, a world leader in underground mining equipment and environmental products, in an exchange of common stock. Joy manufactures and services mining equipment for the underground extraction of coal and other bedded deposits and has facilities in Australia, South
Africa, the United Kingdom and the United States, as well as sales offices in both Poland and the People's Republic of China. Joy's Mining Machinery Group designs, manufactures and distributes continuous miners, entry drivers and sump shearers; long-wall shearers; shuttle cars; and continuous haulage systems for use in underground mining. The Mining Machinery Group's products are used to extract bedded materials from underground deposits. They are not sold into the general construction industry, and demand for them is not tied to cycles in that industry. Joy also maintains an extensive network of service and spare parts distribution centers to rebuild and service equipment and sell spare parts in support of its installed base. This network includes six service centers in the United States and four outside of the United States, all of which are strategically located in major underground mining regions. Joy's Mining Machinery
Group accounts for approximately 74% of total Joy sales.
The financial position and results of operations of Harnischfeger Industries and Joy will be combined in fiscal 1995 retroactive to November 1, 1994. Financial information with respect to the acquisition of Joy is presented in Note 17 to the Financial Statements, on Page
43 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.



           MATERIAL HANDLING EQUIPMENT

     The Material Handling Equipment Division of
Harnischfeger Corporation produces lines of through-the-air material handling equipment designed for a variety of users as well as container handling cranes for use in ports. The Division is comprised of six business groups: P&H(TM) Equipment, Product Support, PHoenix(TM),
Distribution and Service, Morris - Engineered Products
Division and Morris - Standard Products Division.

      P&H(TM) Equipment

     The P&H(TM) Equipment group is comprised of the overhead crane, hoist and electrical product lines in the United States. It was formed from the core of what made up the Material Handling Equipment Division in prior years.

     The new crane portion of the group is comprised of several product lines: engineered cranes, standard cranes, portal cranes and crane components. Cranes are designed for installation in a wide range of industrial settings.
Each crane is engineered to the customer's specifications, using standard components wherever possible. Engineered cranes are marketed for moderate to severe duty cycle applications in capacities from 3 to 800 tons.

     Standard overhead cranes are available in capacities from 5 to 100 tons. Stacker cranes, ranging in capacities from 2 to 50 tons, are particularly suitable for factory automation projects. Portal cranes range in lifting capacities from 5 to 100 tons and are used outdoors to load and unload materials.

     The large installed base of cranes and increasing sensitivity of customers to opportunities for improved manufacturing efficiency from upgrading their material handling equipment provides this product line an opportunity for growth.

     The component products portion of this group consists of electric wire rope and chain hoists, manual chain hoists, ratchet lever hoists, and electrical products.
Hoists range in capacities from 1/8 ton to 60 tons. These hoists use state-of-the-art materials and manufacturing techniques and feature a wide variety of controls.

     Product Support

     The Product Support group markets replacement products and parts through Material Handling Centers, both independent and company owned, in domestic markets and through licensees or agents in international markets. This group differentiates itself from the competition through reliable and responsive delivery performance.

     PHoenix(TM)

     The PHoenix group markets pre-owned cranes under the PHoenix trademark which have been remanufactured and modernized to meet customer requirements. It also markets pre-owned parts to its customers. The PHoenix group provides a cost effective solution with reduced lead times to customers. The group's products are marketed direct and through both independent and company owned Material
Handling Centers.

     Distribution and Service

     This group provides installation, erection and repair and maintenance services under the ProCare(TM) trademark through the growing network of company owned Material
Handling Centers. The group responds to customers' increased desire to outsource the repair and maintenance of overhead cranes and hoists.

     Morris - Engineered Products Division

     The Morris - Engineered Products Division is the larger portion of the recently acquired Morris Mechanical
Handling business based in the United Kingdom. It manufactures high integrity special purpose heavy lifting equipment, principally container handling cranes. In addition, its operations in South Africa are involved in the manufacture and service of cranes and other lifting equipment.

     Morris - Standard Products Division

     The Morris - Standard Products Division manufactures hoists, cranes, linear motors, and controls. The hoist division manufactures a range of electric wire rope hoists and both electric and hand chain hoists. The industrial cranes division manufactures electric overhead cranes all to standardized designs. Linear Motors manufactures crane and general industrial controls and linear motors for special and general application.

     ENVIRONMENTAL GROUP

     Joy's Environmental Group supplies flue gas
desulfurization systems for reducing levels of sulfur
dioxide in smokestack emissions which otherwise might react
with other chemicals in the atmosphere to form acid rain.
The Environmental Group also designs, fabricates, and
installs systems for the collection and removal of ash
accumulated at the bottom of coalburning boilers and ash
carried up the exhaust flues of these boilers.  These
products and services are used worldwide by various
electric utilities and industrial companies.   The
Environmental Group accounts for approximately 26% of total
Joy sales.

      SYSTEMS

     The Systems Group consists of Syscon Corporation
("Syscon").

     Syscon is engaged principally in providing systems development, systems integration and systems services to the United States Government, government agencies and commercial enterprises.

     The Company expects that Syscon will be divested in the first half of 1995. Syscon has been presented as a discontinued operation in the Company's Consolidated
Financial Statements.

      Syscon develops complex systems for the federal government, including the Department of Defense and federal civil agencies. As a software engineering firm, Syscon provides sophisticated computer programs used by the military in their mission critical systems, training, logistics and business management systems. In addition, Syscon develops application-specific management information systems software for other federal departments and agencies and for commercial clients.

       Syscon develops, integrates and supports business/resource management information systems for defense and federal agencies and the commercial sector.
Syscon provides cost-effective solutions to a particular client's needs using commercial off-the-shelf computer hardware and software to meet systems requirements. Syscon also performs a wide range of engineering and management services to assist clients responsible for projects that field complex military and space systems, and business management systems.

             INTERNATIONAL OPERATIONS

     Export sales from the United States were approximately
15% of net sales in 1994, 15% in 1993 and 15% in 1992.
Typically, the profit margin on export sales does not differ substantially from the profit margin on domestic sales.

     In 1994, 1993 and 1992, Beloit's manufacturing subsidiaries outside the United States (principally in the United Kingdom, Italy, Canada, Brazil and Poland) generated approximately 12%, 17% and 29%, respectively, of Harnischfeger Industries' consolidated net sales.

     Harnischfeger Corporation's manufacturing subsidiaries outside the United States (principally in Australia, South
Africa, Brazil, Canada, United Kingdom, Mexico and Germany) generated approximately 11% of Harnischfeger Industries' consolidated net sales in 1994, 9% in 1993 and 12% in 1992.

     Joy's Mining Machinery Group has been active in major coal mining markets outside the United States with development, manufacturing, distribution and service facilities in Australia, South Africa and the United
Kingdom. More than 30% of Joy's mining revenues are derived from countries outside the United States.

     Joy's Environmental Group has been increasing its participation in global markets such as the Far East.
Appoximately 40% of the Groups revenues are derived from sources outside of the United States.

     Beloit has granted licensing agreements to serve certain foreign markets to companies located in Australia, France, India, Italy, Japan, China and Spain. The licensing agreement with Mitsubishi in Japan represents the majority of Beloit's license income. Beloit maintains sales and service offices throughout the world to remain competitive in foreign markets.

     In general, sales of licensed mining products are managed within the country of manufacture by the foreign licensee. Licensee exports, together with exports from the United States, are sold through Harnischfeger Corporation's subsidiaries, which directly or through subsidiaries or affiliates maintain regional sales offices in: Brisbane, Melbourne and Perth, Australia; Toronto and Vancouver,
Canada; Mexico City, Mexico; Belo Horizonte and Sao Paulo,
Brazil; Antofagasta, Chile; Lima, Peru; Weiterstadt,
Germany; Aylesbury, United Kingdom; Johannesburg, South
Africa; Caracas and Maracaibo, Venezuela; and Beijing,
China.

     Harnischfeger Industries' international operations are subject to certain risks not generally applicable to its domestic businesses, including currency fluctuations, changes in tariff restrictions, restrictive regulations of foreign governments (including price and exchange controls), and other governmental actions. Harnischfeger
Industries has entered into various foreign currency exchange contracts with major international financial institutions designed to minimize its exposure to exchange rate fluctuations on foreign currrency transactions.

                   GENERAL

Seasonality

     No significant portion of Harnischfeger Industries' business is subject to or influenced by seasonal factors;
however, Harnischfeger Industries' business is influenced by the cyclical nature of the paper machinery, mining, and capital goods industries, and for Syscon, the federal spending programs of the U.S. Government, particularly the Department of Defense.

Distribution

     Sales of Beloit products are principally made directly to the end user. On a worldwide basis, each manufacturing facility is responsible for a designated market area.
Beloit also maintains a worldwide marketing group to coordinate and support worldwide facilities in marketing strategies, technical sales support and participation in major projects including interface with engineering firms and financial institutions. Beloit offers systems and turnkey alternatives to assist in related business development throughout the world. Agents are used in certain foreign countries to augment Beloit's sales force stationed in the segment's manufacturing facilities and in sales offices worldwide.

     In the United States, mining equipment, overhead cranes and certain electrical products are marketed directly from Harnischfeger Corporation's headquarters and regional sales offices. Electric wire rope and chain hoists and crane modernizations are sold through dealers and distributors, assisted and coordinated by corporate and regional office personnel. The Material Handling Equipment
Division has a dealer network of regional distributorships
(referred to as Material Handling Centers).

     Joy's mining machinery sales are made mostly through sales offices located in major coal-producing areas. Joy's worldwide sales force has marketing responsibility for new machine sales, as well as for parts, components and rebuild services provided to customers. A segment of the sales force in the United States is dedicated to manning a truck fleet which visits customer sites on a regular basis in order to deliver components and parts. Joy's environmental sales are handled by direct sales contacts with the customer by employees as well as manufacturers' representatives.

     The manufacture and sale of repair and replacement parts and the servicing of equipment are important aspects of Harnischfeger Corporation operations. Harnischfeger
Corporation maintains mining parts warehouses in Arizona, Minnesota, Nevada, Wisconsin, West Virginia and Wyoming and in Australia, Brazil, Canada, Chile, Germany, South Africa and Venezuela. These warehouses facilitate shipment of customers' orders for parts, and some also function as regional service centers.

     A majority of Syscon's business currently is performed under contracts obtained through negotiated procurement. To obtain a contract through negotiated procurement, Syscon typically submits a proposal for the production of a certain system, performance of a particular task or rendering of a particular service. If the proposal is accepted, Syscon and its customer enter into a contract for payment on a cost-plus-fee or fixed-price basis.

     Government contracts may be terminated for convenience at the Government's option at any time, in which event the Government would reimburse all allowable costs to the date of termination and those profits relating to work performed to such date.

Competition

     Harnischfeger Industries conducts its domestic and foreign operations under highly competitive market conditions, requiring that its products and services be competitive in price, quality, service and delivery.

     The pulp and paper capital machinery market is globally competitive; Beloit's two major competitors are foreign-owned companies. The principal competitors are Valmet Paper Machinery, Inc., with controlling interest held by Valmet Corporation, Finland, and J. M. Voith GmbH, with headquarters in Germany.

     The Mining Equipment Division's principal competitors in electric mining shovels are B-E Holdings, Inc. and Marion, a division of Indresco, Inc. Harnischfeger
Industries believes its Mining Equipment Division is the leading participant in this market. The Mining Equipment
Division is committed to continue in its leadership position in providing surface mining equipment by competing aggressively against the other principal participants in the hydraulic mining excavator market: Orenstein & Koppel, Demag, Hitachi and Caterpillar. In draglines, the main competitors are B-E Holdings, Inc. and Marion. The
Division's main competitors in drills are Ingersoll-Rand and B-E Holdings, Inc.

      In the underground coal mining industry, Joy competes primarily on the basis of the quality and reliability of its products and its ability to provide rapid, extensive and cost-effective repair and rebuild services and delivery of spare parts. Joy's primary competitors in the continuous mining machinery industry are EIMCO(a Tampella
Tamrock Company), the Jeffrey division of Indresco Inc.,
Simmons-Rand Company(a subsidiary of Long Airdox Company), and Voest Alpine. In the longwall shearer new equipment market, Joy competes primarily with Anderson Longwall PLC, Eickhoff Corporation, and Mitsui Miike Machinery Company,
Ltd. In the continuous haulage market, Joy competes with Long Airdox, Fairchild International, and Jeffrey. In the sale of spare parts for Joy's equipment, Joy competes with EIMCO and various small suppliers.

     Joy's competition in the environmental industry can be divided into two markets: wet scrubber and dry scrubber.
In the wet scrubber market, Joy competes against ABB
Environmental Systems Inc. (a subsidiary of Asea Brown
Boveri Inc. which now includes ABB Flakt Inc.); G.E.
Environmental (a subsidiary of General Electric Co.); and the Babcock & Wilcox Company (a subsidiary of McDermott
Incorporated). In the dry scrubber market, Joy has the largest installed base of dry scrubbers at United States electric utilities. The primary competitors in this market are: ABB Environmental Systems Inc.; Research-Cottrell;
Environmental Elements Corporation; and Wheelabrator
Technologies, Inc. Joy Environmental Group's primary competitors in electrostatic precipitators (ESP's) and baghouses are G.E. Environmental; Research-Cottrell; ABB
Environmental Systems Inc.; and Environmental Elements
Corporation. In the ash handling business, the Environmental Group has competed mainly with United
Conveyor Corp. and Fuller Company.

     There are more than 50 manufacturers of overhead and portal cranes in the United States, although many tend to specialize in certain products or regional segments of the market. There are approximately ten major United States manufacturers of electric wire rope and chain hoists.

     Syscon has numerous competitors in all areas of its business. Its principal competitors are those companies with significant engineering and computer hardware/software development capabilities. Additionally, numerous agencies of the Government maintain their own internal computer systems and engineering staffs.

Customers

     Sales of services and equipment to agencies of the United States Government approximated $128.3 million,
$185.2 million and $179.7 million in 1994, 1993 and 1992,
respectively. The sales of services and equipment relate primarily to Syscon which is reported as a discontinued operation in the consolidated financial statements for 1994, 1993 and 1992, respectively.

Backlog

     Backlog by business segment for the Company's continuing operations (in thousands of dollars) as of the end of fiscal years 1994 and 1993 was as follows:

<caption
                                                                   October 31,
                                                        ------------------------
                                                              1994          1993
                                                        ----------    ----------
Papermaking Machinery and Systems....................   $  633,770    $  550,660
Mining Equipment.....................................       70,880       102,165
Material Handling Equipment..........................      107,112        43,112
                                                        ----------    ----------
                                                        $  811,762    $  695,937
                                                        ==========    ==========

Supply of Materials and Purchased Components

     The Papermaking Machinery and Systems Group purchases raw materials used in its products which include: plates, sheets, shapes, carbon and alloy steel, stainless steel, brass and bronze, nickel alloy, and aluminum. Purchases of semi-processed and component parts include: castings, valves, filters, pumps, dryers, electrical equipment, and various vacuum, drying, hydraulic, combustion, material-handling and temperature control systems. Beloit has approximately 4,700 suppliers of which approximately
1,000 are most commonly used. No single source is dominant.

     The Mining and Material Handling Equipment Divisions manufacture machines and heat-treated gears, pinions, shafts, structural fabrications, electrical motors, generators, and other electrical parts. They purchase raw and semi-processed steel, castings, forgings, copper and other materials for these parts and components from approximately 400 suppliers. In addition, component parts, such as engines, bearings, controls, hydraulic components, and a wide variety of mechanical and electrical items are purchased from approximately 1,500 suppliers. Purchases of materials and components are made on a competitive basis with no single source being dominant.

     Joy purchases electric motors, gears, hydraulic parts, electronic components, forgings, steel, clutches and other components and raw materials from outside suppliers.
Although Joy purchases certain components and raw materials from a single supplier, alternative sources of supply are available for all such quantities. Joy believes that it has adequate sources of supplies of component parts and raw materials for its manufacturing requirements.

Patents and Licenses

     Patents are quite important in the papermaking industry. All major machinery manufacturers use patents extensively to protect the technology base that results from research and development. Beloit has been granted numerous patents on its designs and more are pending. Most are registered in all of the major countries into which Beloit and its licensees sell.

     On May 21, 1993, a Federal court jury in Madison,
Wisconsin awarded Beloit $17.2 million following a patent infringement trial against J.M. Voith GmbH of Germany and its subsidiary, Voith, Inc. The jury determined that Beloit's patents on its new Bel-Champ(TM) technology for the drying section of large paper manufacturing machines were valid and infringed by Voith in connection with Voith's sale of a paper machine dryer section. The verdict of this patent infringement trial has been appealed by Voith. The award has not been recorded in the Company's financial statements.

     In addition, on November 23, 1994, a Federal court jury, in Madison, Wisconsin, returned a verdict finding
Valmet Corporation of Finland guilty of infringing a key patent held by Beloit Corporation on the same Bel-Champ paper machine drying technology. In connection with this suit, the jury awarded Beloit $7.9 million in damages. It is expected that the verdict in this case will be appealed by Valmet and the award has not been recorded in the Company's financial statements.

     The Mining and Material Handling Equipment Divisions have numerous domestic and foreign patents, patent applications and patent licensing agreements. Harnischfeger
Corporation does not consider these businesses materially dependent upon any patent or patent license agreement.

     Joy and its subsidiaries own numerous patents and trademarks and have patent licenses from others relating to its products and manufacturing methods. Also, patent and trademark licenses are granted to others throughout the world and royalties are received under most of these licenses. While Joy does not consider any particular patent or license or group of patents or licenses to be essential to its business as a whole, Joy considers its patents and licenses significant to the conduct of its business in certain product areas.

     The Systems Group does not consider its business materially dependent upon any patent or patent license agreement.

Research and Development

     Harnischfeger Industries maintains a strong commitment to research and development with engineering staffs that are engaged in full-time research and development of new, and improvement of existing, products. Beloit maintains research and development facilities in Rockton, Illinois, Pittsfield, Massachusetts, Bolton, United Kingdom, Clarks
Summit, Pennsylvania, Portland, Oregon and Waukesha,
Wisconsin. Harnischfeger Corporation maintains research and development facilities in Milwaukee, Wisconsin. Joy pursues technological development through the engineering of new products, systems and applications; the improvement and enhancement of licensed technology; and synergistic acquisitions of technology. Syscon conducts research and development activities on a decentralized basis, thereby effectively utilizing the technology base that resides within the operating units. Research and development expenses were $25.0 million in 1994, $24.2 million in 1993, and $25.1 million in 1992.

Environmental and Health and Safety Matters

     The activities of the Company are regulated by federal, state and local statutes, regulations and ordinances relating to both environmental protection and worker health and safety. These laws govern current operations, require remediation of environmental impacts associated with past or current operations, and under certain circumstances provide for civil and criminal penalties and fines, as well as injunctive and remedial relief. The Company's foreign operations are subject to similar requirements as established by their respective countries.

     The Company has expended substantial managerial and financial resources in developing and implementing actions for continued compliance with these requirements. The
Company believes that it has substantially satisfied these diverse requirements. However, because these requirements are complex and, in many areas, rapidly evolving, there can be no guarantee against the possibility of sizeable additional costs for compliance in the future. These same requirements must also be met by the Company's competitors and, therefore, the costs for present and future compliance with these laws should not create a competitive disadvantage. Further, these laws have not had, and are not presently expected to have, a material adverse effect on the Company.

     The Company's operations or facilities have been and may become the subject of formal or informal enforcement actions or proceedings for alleged noncompliance with either environmental or worker health and safety laws or regulations. Such matters have typically been resolved through direct negotiations with the regulatory agency and have typically resulted in corrective actions or abatement programs. However, in some cases, fines or other penalties have been paid. Historically, neither such commitments nor such penalties have been material.

Employees

     As of October 31, 1994, Harnischfeger Industries employed approximately 11,200 persons, of which approximately 7,400 were employed in the United States.
Approximately 2,375 of the United States employees are represented by local unions under collective bargaining agreements with expiration dates from September 1, 1995 to April, 1996. Harnischfeger Industries believes that it maintains generally good relationships with its employees.

Financial Information about Industry Segments

     The financial information on industry segments presented in Note 15 to the Financial Statements, on pages
40 through 42 of the 1994 Annual Report to Shareholders, is incorporated herein by reference.


 Item 2. Properties

     As of October 31, 1994, the following principal properties were owned, except as indicated. All of these plants are generally suitable for operations.

     Harnischfeger Industries owns a 120,000 square foot office building in Brookfield, Wisconsin, which is used as its worldwide corporate headquarters. The Company leases more than half of this building to Harnischfeger Engineers, Inc. and will continue to do so through October 1995.

     Syscon has 25 offices located in 12 states and currently leases all the principal facilities used in its business except that it owns an engineering development facility of 11,000 square feet in Virginia Beach, Virginia and a building of 20,000 square feet that houses its product development operations in Middletown, Rhode Island.
Syscon leases facilities containing 80,000 square feet of space for its headquarters and principal computer installation in Falls Church, Virginia. Syscon also maintains major computer installations at offices in Middletown, Rhode Island and San Diego, California containing an aggregate of 77,000 square feet.

                  MINING EQUIPMENT LOCATIONS

                             Floor Space   Land Area
   Plant and Location        (Sq. Ft.)     (Acres)         Principal Operations
- -------------------------   -----------   ---------   ----------------------------
Milwaukee, Wisconsin.....    1,067,000          46    Electric mining shovels,
                                                      hydraulic mining excavators,
                                                      electric and diesel-electric
                                                      draglines and large rotary
                                                      blasthole drills. Crane
                                                      welding.

Milwaukee, Wisconsin.....      180,000          13    Electrical products, heavy
                                                      duty overhead and portal crane
                                                      components and service parts
                                                      warehouse. Crane assembly.

Bassendean, Australia....       75,500           5    Components and parts for
                                                      mining shovels.

Mt. Thorley, Australia...       20,000           6    Components and parts for
                                                      mining shovels.

Johannesburg, So.
  Africa.................      103,000           6    Components and parts for
                                                      mining shovels.

Johannesburg, So.
  Africa.................       27,000(1)        1    Electrical products and
                                                      components for mining shovels.

Belo Horizonte, Brazil...       37,700           1    Components and parts for
                                                      mining shovels.

Weiterstadt, Germany.....       31,200(1)        1    Components and parts for
                                                      mining shovels.

- -------------------------
(1) Under a lease expiring in 1995.



     This division operates warehouses in Casper, Wyoming;
Hibbing, Minnesota; Charleston, West Virginia; Milwaukee,
Wisconsin; Phoenix, Arizona; Reno, Nevada; Hinton,
Sparwood, Toronto and Vancouver, Canada; Bayswater and Mt.
Thorley, Australia; Belo Horizonte, Brazil; Weiterstadt,
Germany; Johannesburg, South Africa; Stobswood, United
Kingdom and Maracaibo, Venezuela. The warehouses in Casper,
Hibbing, Milwaukee, Mt. Thorley, Belo Horizonte and
Johannesburg are owned; the others are leased. In addition, the division leases sales offices throughout the United
States and in principal locations in foreign countries.


             MATERIAL HANDLING EQUIPMENT LOCATIONS

                          Floor Space     Land Area
   Plant and Location      (Sq. Ft.)       (Acres)        Principal Operations
- ------------------------- -----------     ---------     --------------------------
Milwaukee, Wisconsin.....  130,000 (1)       8          Remanufacture of overhead
                                                        cranes, hoists and material
                                                        handling equipment.

Oak Creek, Wisconsin.....  277,000          36          Standard overhead cranes,
                                                        hoists and material handling
                                                        equipment.

Loughborough, UK.........  420,000          36          Engineered and standard overhead
                                                        cranes, hoists, controls and
                                                        material handling equipment.

Johannesburg, S. Africa..  124,000           7      Standard overhead cranes, hoists
                                                    and material handling
                                                    equipment.

Mexico City, Mexico......   65,000           3          Standard overhead cranes,
                                                        hoists and
                                                        material handling
                                                        equipment.

(1) Under a lease expiring in 1995.


   This division has leased facilities for its company owned Material Handling Centers in San Leandro, California;
Pittsburg, California; Portland, Oregon; Reno, Nevada;
Dallas, Texas; Houston, Texas; New Orleans, Louisiana;
Chicago, Illinois; Detroit, Michigan; Pittsburgh,
Pennsylvania; and Cleveland, Ohio. In addition, the division leases sales offices throughout the United States and in principal locations in foreign countries.


             PAPERMAKING MACHINERY AND SYSTEMS LOCATIONS

                           Floor Space  Land Area
    Plant and Location      (Sq. Ft.)    (Acres)    Principal Operations
- -------------------------- -----------  --------- --------------------------------------
Beloit, Wisconsin.........    928,000         40   Papermaking machinery and
                                                   finished product processing
                                                   equipment.

Beloit, Wisconsin.........    230,000         15   Castings, pattern shop.

Waukesha, Wisconsin.......     57,000         10   Castings, pattern shop and
                                                   finished product processing.

Waukesha, Wisconsin.......     76,000(1)      13   Refiner plate machining, finished
                                                   product processing and warehousing.

Rockton, Illinois.........    469,000        203   Papermaking machinery, finished
                                                   product processing equipment and
                                                   R&D center.

South Beloit, Illinois....    163,000         11   Castings.

Dalton, Massachusetts.....    277,000         55   Stock and pulp preparation
                                                   equipment and specialized processing
                                                   systems.

Lenox, Massachusetts......    127,000         19   Winders.
Pittsfield,
  Massachusetts...........     36,000         30   Research and development
                                                   facility and pilot
                                                   plant for process simulation.

Aiken, South Carolina.....     92,000         17
Columbus, Mississippi.....    133,000         22   Rubber and polymeric covers for rolls;
Federal Way, Washington...     55,000          3   rubber blankets; rubber linings and
Neenah, Wisconsin.........     77,000         10   metal roll repairs.
Clarks Summit, PA.........     88,000         10
Renfrew, Canada...........    145,000         22

Kalamazoo, Michigan.......     23,500          1   Filled rolls for supercalenders and
                                                   specialty rolls.

Portland, Oregon..........     41,000          5   Bulk materials handling and drying
                                                   systems.

Rochester, New Hampshire..     15,650          5   Specialty services provided
                                                   principally to the paper industry.

Pensacola, Florida........      7,250          2   Specialty services provide
                                                   principally to the paper industry.

Sandusky, Ohio............    254,000         13   Centrifugal castings.
Glenrothes, United Kingdom     56,000          8   Centrifugal castings.
Campinas, Brazil..........    202,000         33   Papermaking machinery and finished
                                                   product processing equipment;
                                                   stock and pulp preparation equipment;
                                                   woodyard and pulp plant equipment.

Bolton, United Kingdom....    465,400         73   Papermaking machinery and finished
                                                   product processing equipment; stock
                                                   and pulp preparation equipment.

Pinerolo, Italy...........    517,400         18   Papermaking machinery and finished
                                                   product processing equipment; stock
                                                   and pulp preparation equipment.

Jelenia Gora, Poland......    650,000         40   Papermaking machinery and finished
                                                   product processing equipment; stock
                                                   and pulp preparation equipment.

Swiecie, Poland...........     37,000 (2)      4   Components and parts for papermaking
                                                   machinery equipment.

- -------------------------
(1) Under a lease expiring in 2007.
(2) Under a lease expiring in 2019.


     The papermaking machinery and systems business has warehouse space at the above facilities and in addition maintains leased facilities in Memphis, Tennessee; Swiecie, Poland; and Montreal, Canada. Sales offices are also maintained at various locations throughout the world.

     Information relating to lease commitments is presented in Note 11 to the Financial Statements on page 38 of the 1994 Annual Report to Shareholders, which is incorporated herein by reference.

Item 3. Legal Proceedings

     The Company is a party to litigation matters and claims which are normal in the course of its operations and, while the results of litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

     The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect on its consolidated financial position or results of operations.

     As a prime contractor and subcontractor with various agencies of the U.S. Government, principally the Department of Defense, Syscon is subject to strict procurement regulations, with non-compliance found by any one agency possibly resulting in fines, penalties, debarment or suspension from receiving additional contracts with all agencies. In July, 1993, the U.S. Air Force rescinded a contract with Syscon following a post-award protest of the contract by another bidder. As a result of internal reviews, Syscon determined that evidence exists to indicate that an inaccurate certificate of compliance may have been submitted in connection with the contract. The outcome of the government investigation of this matter is not presently determinable. Management believes that the final outcome will not have a significant future effect on the Company's consolidated financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security-Holders

     No matters were submitted to a vote of security-holders during the fourth quarter of fiscal 1994. The following two matters were submitted to a vote of security-holders at a special meeting held November 29, 1994:

     1.  Approval of the acquisition of Joy Technologies
Inc. through a stock-for-stock merger, and

     2.  Approval of an amendment to the Company's
Restated Certificate of Incorporation increasing the number of authorized shares from 50,000,000 to 100,000,000.

     In the vote to approve the merger, the following number of shares of Common Stock were voted.

             23,788,845     For
                 92,680     Against
                 63,089     Abstained
                917,270     Non-Votes

   In the vote to approve the amendment to the Certificate of Incorporation, the following number of shares of Common Stock were voted:

             24,419,225     For
                369,619     Against
                 73,040     Abstained
                  --   Non-Votes




Executive Officers of the Registrant

     The following table sets forth, through the date of filing this 10-K report, the executive officers of Harnischfeger Industries and its major subsidiaries, their ages, their offices with Harnischfeger Industries and the period during which they have held such offices.


                                                            Number
                                                                            of Years
            Name              Age Current Office and Principle Occupation   as Officer
- ----------------------------  --- ----------------------------------------  ----------

Jeffery T. Grade............  51  Chairman of the Board and Chief Executive   12
                                  Officer since 1993; Chief Executive Officer
                                  since 1992; President and Chief Operating
                                  Officer since 1986; Director since 1983;
                                  Senior Vice President, Finance and
                                  Administration and Chief Financial Officer
                                  from 1983 to 1986.

John A. McKay...............  61  President and Chief Operating Officer since  9
                                  1993; Senior Vice President and Chief
                                  Operating Officer from 1992 to 1993.
                                  Chief Executive Officer, Beloit Corporation
                                  since 1986. President, Beloit Corporation,
                                  from 1986 to 1992.

Francis M. Corby, Jr........  50  Executive Vice President for Finance and     9
                                  Administration since December 1994; Senior
                                  Vice President, Finance and Chief Financial
                                  Officer from 1986 to December 1994.

K. Thor Lundgren............  47  Executive Vice President for Law and         3
                                  Government Affairs since December 1994;
                                  Senior Vice President and General Counsel
                                  from 1991 to December 1994.

Richard W. Schulze..........  57  Senior Vice President and Special           13
                                  Assistant to the Chairman and CEO since
                                  December 1994; Senior Vice President,
                                  Human Resources and Public Relations from
                                  1982 to December 1994.

James C. Benjamin...........  42  Vice President and Controller since 1986.  9

Ian Lambert.................  48  Vice President and Treasurer since 1989.   5


     Mr. Lundgren joined the Company in September, 1991.
Prior to joining the Company, Mr. Lundgren was a partner with the law firm of Michael, Best & Friedrich.

     The business address of each such person is 13400
Bishops Lane, Brookfield, Wisconsin 53005. All officers listed above are citizens of the United States of America except for Mr. Lambert who is a citizen of the United
Kingdom. Officers are elected annually but may be removed at any time at the discretion of the Board of Directors.
There are no family relationships between the foregoing officers.




                      PART II

     The information required by Items 5 through 8 is incorporated by reference from the 1994 Annual Report to Shareholders. The following is a cross reference guide to the incorporated information:

 Form 10-K                                                                   Applicable Page(s)
Item Number                                                                   in Annual Report
- -----------                                                                  ------------------
Item 5.        Market for the Registrant's Common Stock and Related Stockholder
               Matters...........................................................        49
Item 6.        Selected Financial Data for the Registrant for Each of the Last
               Five Fiscal Years......................................................  45-46
Item 7.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations.............................................       17-25
Item 8.        Financial Statements and Supplementary Data.......................      26-44,47
Item 9.        Disagreements on Accounting and Financial Disclosure:                     None






                         PART III

     All information required by Items 10 through 13 of
Part III, with the exception of information on the Executive Officers which appears on page 15 of Part I of this report, is incorporated by reference to the Company's
Proxy Statement for its 1995 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.



                          PART IV

                                                                             Applicable Page(s)
                                                                             in Annual Report*
                                                                            -------------------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:
      (1) Financial Statements
      Statement of Income for the years ended October 31, 1994, 1993 and
           1992...............................................................          26
      Balance Sheet at October 31, 1994 and 1993..............................          27
      Statement of Cash Flows for the years ended October 31, 1994, 1993 and
           1992...............................................................          28
      Statement of Shareholders' Equity for the years ended October 31, 1994,
           1993 and 1992......................................................          29
      Notes to Consolidated Financial Statements..............................        30-44
      Report of Independent Accountants.......................................          47

- -------------------------
* Incorporated by reference from the indicated pages of the 1994 Annual Report to Shareholders.



<captions>
                                                                                Applicable Page
                                                                                 in Form 10-K
                                                                                --------------
     (2) Financial Statement Schedules

      Report of Independent Accountants on Financial Statement Schedule........     20

      For the Years Ended October 31, 1994, 1993 and 1992:
      Schedule VIII. Valuation and Qualifying Accounts.........................     23

     All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

     Financial statements of 50% or less-owned companies have been omitted because the proportionate share of their profit before income taxes and total assets are less than 20% of the respective consolidated amounts and investments in such companies are less than 20% of consolidated total assets.



      (3) Exhibits

   Exhibit
   Number                                      Exhibit
   -------  -------------------------------------------------------------------
     3(a)    Certificate of Incorporation of Harnischfeger Industries, Inc. (incorporated by reference to Exhibit 3(a) of the Registration Statement on Form S-4, File
        No. 33-8821).
      (b)    Bylaws of Harnischfeger Industries, Inc., as amended on December 5, 1994
             (incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-8, File No. 33-57209).
      (c)    Certificate of Designations of Preferred Stock, Series D (incorporated by reference to Exhibit 28.1(b) to Registrant's Current Report on Form 8-K dated
             March 25, 1992).
      (d)    Amendment to Certificate of Incorporation of Harnischfeger Industries, Inc.
        dated November 29, 1994 (incorporated by reference to Exhibit 4.1(c) to
        Registration Statement on Form S-8, File No. 33-57209).
      4(a)   Revolving Credit Facility dated as of November 18, 1993 among Harnischfeger
             Industries, Inc. as borrower, Chemical Bank as Agent, First National Bank of
             Chicago and Royal Bank of Canada as Co-Agents and certain financial institutions (incorporated by reference to Exhibit 4(a) to Report of
        Harnischfeger Industries, Inc on Form 10-K for the year ended October 31,
        1993, File No. 1-9299).
       (b)  9.1% Series A Senior Note Agreement dated as of September 15, 1989
             (incorporated by reference to Exhibit 4(b) to Report of Harnischfeger
             Industries, Inc. on Form 10-K for the year ended October 31, 1991, File No.
             1-9299).
       (c)   9.1% Series B Senior Note Agreement dated as of October 15, 1989
             (incorporated by reference to Exhibit 4(c) to Report of Harnischfeger
             Industries, Inc. on Form 10-K for the year ended October 31, 1991, File No.
             1-9299).
       (d)   8.95% Series C Senior Note Agreement dated as of February 15, 1991
             (incorporated by reference to Exhibit 4(d) to Report of Harnischfeger
             Industries, Inc. on Form 10-K for the year ended October 31, 1991, File No.
             1-9299).
       (e)   8.9% Series D Senior Note Agreement dated as of October 1, 1991 (incorporated by reference to Exhibit 4(e) to Report of Harnischfeger Industries, Inc. on
             Form 10-K for the year ended October 31, 1991, File No. 1-9299).
       (f)  Indenture for Debentures issued March 3, 1992 between Harnischfeger
            Industries, Inc. and Continental Bank, National Association, Trustee, dated
            March 1, 1992 (incorporated by reference to Exhibit 4(f) to Report of
            Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31,
            1992, File No. 1-9299).
       (g)   First Supplemental Indenture for Debentures issued June 22, 1992 between
             Harnischfeger Industries, Inc. and Continental Bank, National Association,
             Trustee, dated June 12, 1992 (incorporated by reference to Exhibit 4(g) to
             Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended
        October 31, 1992, File No. 1-9299).
       (h)   Registration Statement filed on Form S-3, for issuance of Debt Securities of up to $150,000,000 dated August 22, 1992, File No. 33-51436 (incorporated by reference to Exhibit 4(h) to Report of Harnischfeger Industries, Inc. on Form
             10-K for the year ended October 31, 1992, File No. 1-9299).
       (i)  Rights Agreement dated as of February 8, 1989 between the Registrant and the
             First National Bank of Boston, as Rights Agent, which includes as Exhibit A the Certificate of Designations of Preferred Stock, Series D, setting forth the terms of the Preferred Stock, Series D; as Exhibit B the Form of Rights
             Certificate; and as Exhibit C the Summary of Rights to Purchase Preferred
             Stock, Series D (Incorporated by reference to Exhibit 1 to Registrant's
             Registration Statement on Form 8-A filed on February 9, 1989).
       (j)   Harnischfeger Industries, Inc. Stock Employee Compensation Trust Agreement
             effective as of March 23, 1993 (incorporated by reference to Exhibit 4(k) to
        Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended
        October 31, 1993, File No.1-9299).*
       (k)   $240,000,000 Amended and Restated Credit Agreement dated as of November 25,
        1994 among Harnischfeger Industries Inc. as borrower and the financial institutions from time to time thereto as lenders, the First National Bank of
        Chicago and Royal Bank of Canada, as co-agents and Chemical Bank as Agent.
       (l)   Form of Indenture, dated as of September 1, 1993, between Joy Technologies
        Inc. and The Bank of Montreal Trust Company, as Trustee for Joy Technologies
        Inc.'s 10 1/4% Senior Notes due 2002 (incorporated by reference to Exhibit 4.1 to Joy Technologies Inc.'s Report on Form 10-Q for the quarter ended August
        27, 1993, filed October 7, 1993).
     10(a)   Harnischfeger Industries, Inc. 1988 Incentive Stock Plan, as amended on
             February 3, 1992.*
       (b)   Harnischfeger Industries Deferred Compensation Trust dated November 1, 1988
             (incorporated by reference to Exhibit 10(d) to Report of Harnischfeger
             Industries, Inc. on Form 10-K for the year ended October 31, 1988, File No.
             01-9299).*
       (c)   First Amendment of the Deferred Compensation Trust dated December 19, 1990.*
    (d)      Harnischfeger Industries, Inc. Executive Incentive Plan, as amended as of
             January 17, 1992 (incorporated by reference to Exhibit 10(d) to Report of
             Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31,
             1991, File No. 1-9299).*
       (e)   Harnischfeger Industries, Inc. Supplemental Retirement and Stock Funding
             Plan, as amended as of January 17, 1992 (incorporated by reference to Exhibit
             10(e) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1991, File No. 1-9299).*
       (f)   Directors Stock Compensation Plan effective as of March 2, 1992 (incorporated by reference to Exhibit 10(f) to Report of Harnischfeger Industries, Inc. on
             Form 10-K for the year ended October 31, 1991, File No. 1-9299).*
       (g)  Service Compensation Agreement for Directors effective as of June 1, 1992
            (incorporated by reference to Exhibit 10(g) to Report of Harnischfeger
            Industries, Inc. on Form 10-K for the year ended October 31, 1992, File No.
            1-9299).*
       (h)   Key Executive Employment and Severance Agreement (Restated), entered into as of January 31, 1992, between Harnischfeger Industries, Inc. and Jeffery T.
             Grade (incorporated by reference to Exhibit 10(h) to Report of Harnischfeger
             Industries, Inc. on Form 10-K for the year ended October 31, 1992, File No.
             1-9299).*
       (i)  Key Executive Employment and Severance Agreement (Restated), entered into as of January 31, 1992, between Harnischfeger Industries and John R. Teitgen
             (incorporated by reference to Exhibit 10(i) to Report of Harnischfeger
             Industries, Inc. on Form 10-K for the year ended October 31, 1992, File No.
             1-9299).*
       (j)   Key Executive Employment and Severance Agreement (Restated), entered into as of March 2, 1992, between Harnischfeger Industries, Inc. and John A. McKay
             (incorporated by reference to Exhibit 10(j) to Report of Harnischfeger
             Industries, Inc. on Form 10-K for the year ended October 31, 1992, File No.
             1-9299).*
       (k)   Supplement to and Modification of Key Executive Employment and Severance
             Agreement (Restated) effective as of November 6, 1992 between Harnischfeger
             Industries, Inc. and John A. McKay (incorporated by reference to Exhibit
             10(k) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1992, File No. 1-9299).*
       (l)  Key Executive Employment and Severence Agreement (Restated), entered into as of March 2, 1992, between Harnischfeger Industries, Inc. and Francis M.
        Corby, Jr. (incorporated by reference to Exhibit 10(m) to Report of
         Harnischfeger Industries, Inc. on Form 10-K for the year ended October
        31,1992, File No. 1-9299).*
       (m)   Key Executive Employment and Severence Agreement, entered into as of
        March 2, 1992, between Harnischfeger Industries, Inc. and K. Thor Lundgren.*
    (n)      Purchase and Sale Agreement by and among HEI Systems, Inc. and HEI
            Acquisition, Inc. and Harnischfeger Industries, Inc., dated as of October 28,
            1993 (incorporated by reference to Exhibit 10(p) to Report of Harnischfeger
        Industries, Inc. on Form 10-K for the year ended October 31, 1993, File No. 1-
        9299).
       (o)   Agreement and Plan of Merger, dated as of August 17, 1994 among Harnischfeger
        Industries, Inc., Harnischfeger Acquisition Corporation and Joy Technologies
        Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on
        Form S-4, File No.1-9299).
       (p)   Joy Technologies Inc. 1991 Stock Option and Equity Incentive Plan dated
        November 12, 1991 (incorporated by reference to Exhibit 99.1 to
        Registration Statement on For S-8, File No. 33-57209).*
       (q)   Amendment to Joy Technologies Inc. 1991 Stock Option and Equity Incentive
        Plan dated November 29, 1994 (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8, File No. 33-57209).*

    11       Statement Re Computation of Earnings Per Share.

       13   1994 Annual Report to Shareholders, filed solely to the extent portions are incorporated herein by reference.

       21    Subsidiaries of the Registrant.

       23    Consent of Independent Accountants.

       24    Powers of Attorney.

       27    Financial Data Schedule


- -------------------------
  * Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K

(1)Current Report on Form 8-K dated August 18, 1994 relating to the announcement of the signing of the definitive agreement with Joy Technologies
   Inc.("Joy") pursuant to which Harnischfeger
   Industries, Inc. will acquire Joy in a stock-for-stock merger.

(2)Current Report on Form 8-K dated September 8, 1994 relating to the announcement of the private sale of 2,000,000 shares of common stock.

(3)Current Report on Form 8-K dated September 12, 1994 relating to the announcement that Harnischfeger
   Industries, Inc. has entered into an agreement in principle to acquire all of the outstanding shares of MMH(Holdings) Limited.

(4)Current Report on Form 8-K dated November 29, 1994 relating to the announcement of the completion of Harnischfeger Industries, Inc.'s previously announced acquisition of Joy Technologies Inc. through a stock-for-stock merger.

(5)Current Report on Form 8-K dated January 16, 1995 relating to the announcement of financial information on combined sales and net income of Harnischfeger
   Industries, Inc. and Joy Technologies Inc. for more than thirty(30) days of post-merger combined operations for purposes of complying with pooling accounting requirements.

(6)Current Report on Form 8-K/A dated January 26, 1995 relating to the announcement by Harnischfeger
   Industries, Inc. that it has entered into an agreement (subject to closing conditions and regulatory approval) providing for the sale of Syscon
   Corporation to Logicon, Inc.

            REPORT OF INDEPENDENT ACCOUNTANTS ON
               FINANCIAL STATEMENT SCHEDULE

To the Directors and Shareholders
of Harnischfeger Industries, Inc.

     Our audits of the consolidated financial statements referred to in our report dated December 5, 1994 appearing on page 47 of the 1994 Annual Report to Shareholders of Harnischfeger Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item
14(a) of this Form 10-K. In our opinion, this Financial
Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

   As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective November 1, 1993. The consolidated financial statements and the Financial
Statement Schedule referred to above have been restated to reflect the retroactive application of the change.

PRICE WATERHOUSE LLP

Milwaukee, Wisconsin
December 5, 1994




                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brookfield, Wisconsin, on the 27th day of January, 1995.

                          HARNISCHFEGER INDUSTRIES, INC.
                                  (Registrant)

                           /s/FRANCIS M. CORBY, JR.
                            Francis M. Corby, Jr.
                         Executive Vice President for
                          Finance and Administration


     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 27, 1995.

                Signature                                            Title
- ------------------------------------------         ------------------------------------------
           /s/JEFFERY T. GRADE                     Chairman and Chief Executive
             Jeffery T. Grade                      Officer
         /s/FRANCIS M. CORBY, JR.                  Executive Vice President for
          Francis M. Corby, Jr.                    Finance and Administration
                                                   (Chief Financial Officer)
           /s/JAMES C. BENJAMIN                    Vice President and Controller
            James C. Benjamin                      (Chief Accounting Officer)
                   (1)                             Director
            Donna M. Alvarado
                   (1)                             Director
            John D. Correnti
                   (1)                             Director
            Don H. Davis, Jr.
                   (1)                             Director
              Harry L. Davis
                    (1)                            Director
            Robert M. Gerrity
                   (1)                             Director
            Robert B. Hoffman
                   (1)                             Director
            Ralph C. Joynes
                   (1)                             Director
          Herbert V. Kohler, Jr.
                   (1)                            Director
       Jean-Pierre Labruyere
                   (1)                             Director
        Robert F. Schnoes
                   (1)                             Director
        Donald Taylor
                   (1)                             Director
        C.R. Whitney



- -------------------------
(1) Jeffery T. Grade, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named Directors of Harnischfeger Industries, Inc. pursuant to powers of attorney executed by each of such Directors and filed with the Securities and Exchange Commission as an exhibit to this report.

                                                              January 27, 1995
By:     /s/JEFFERY T. GRADE
           Jeffery T. Grade,
           Attorney-in-fact






                                  HARNISCHFEGER INDUSTRIES, INC.

                                        SCHEDULE VIII

                                  VALUATION AND QUALIFYING ACCOUNTS
                                      (Thousands of Dollars)



                                      Balance at    Additions    Additions
                                       Beginning       by         Charged
        Classification                  of Year    Acquisition   to Expense    Deductions(1)

- ------------------------------         ----------   -----------  -----------  -------------

Allowances Deducted in Balance Sheet
  from Accounts Receivable:

For the year ended October 31, 1994
   Doubtful accounts                      $ 8,624       $   532      $   474      $ (4,656)

   Possible contract losses                 2,687           -             -          -

                                           ------        ------       ------       -------

                                          $11,311        $  532      $   474      $ (4,656)
                                           ======        ======       ======       =======
For the year ended October 31, 1993
   Doubtful accounts                      $ 4,986           -        $ 7,017       $(3,101)
   Possible contract losses                 2,890           -

                                           ------        ------       ------       -------

                                          $ 7,876           -        $ 7,017       $(3,101)
                                           ======        ======       ======       =======


For the year ended October 31, 1992
   Doubtful accounts                      $ 6,298           -        $ 2,171       $(3,504)
   Possible contract losses                 2,774           -            -             -
                                           ------        ------       ------       -------
                                          $ 9,072           -        $ 2,171       $(3,504)
                                           ======        ======       ======       =======
                                                      Transactions
                                         Currency       of           Balance
                                        Translation   Discontinued     at End
        Classification                    Effects     Operations      of Year
- ------------------------------           ----------   -----------  -----------
Allowances Deducted in Balance Sheet
  from Accounts Receivable:

For the year ended October 31, 1994
   Doubtful accounts                      $   235          -         $ 5,209
   Possible contract losses                     -       (2,687)          -
                                           ------        ------       ------
                                          $   235      $(2,687)      $ 5,209
                                           ======       =======      =======

For the year ended October 31, 1993
   Doubtful accounts                      $  (224)     $   (54)      $ 8,624
   Possible contract losses                               (203)        2,687
                                           ------       -------       ------
                                          $  (224)     $  (257)      $11,311
                                           ======       =======      =======

For the year ended October 31, 1992
   Doubtful accounts                      $    17      $     4       $ 4,986
   Possible contract losses                     -          116         2,890
                                           ------       -------      -------
                                          $    17      $   120       $ 7,876
                                           ======       =======      =======


(1) Represents write-off of bad debts, net of recoveries.


Allowance Deducted in Balance Sheet from Deferred Tax Assets:
                                          Balance at     Additions    Balance
                                          Beginning      Charged      at end
                                          of Year        to Expense   of Year
                                         ----------      ----------   --------
For the year ended October 31, 1994      $ 12,371        $  1,763    $ 14,134

For the year ended October 31, 1993      $  7,566        $  4,805    $ 12,371

For the year ended October 31, 1992      $      -        $  7,566    $  7,566
