Form 10-Q
period 1995-01-31
HARNISCHFEGER INDUSTRIES INC
filed 1995-03-17
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                           Washington, D.C.  20549

                                 FORM 10-Q
                                 ---------
                                (MARK ONE)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----             OF THE SECURITIES EXCHANGE ACT OF 1934
 X            FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1995
- -----                                        ----------------
                                    OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- ------            OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM _____ TO ______
- ------
                       COMMISSION FILE NUMBER 1-9299
                    -----------------------------
                      HARNISCHFEGER INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)



          Delaware                              39-1566457
   --------------------                      ------------------
(State of incorporation)                     (I.R.S. Employer
                                             Identification No.)

13400 Bishops Lane, Brookfield, Wisconsin  53005
- ------------------------------------------------
       (414) 671-4400
- ------------------------------------------------
(Address & telephone number of principal executive offices)


Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

              Yes   X                 No
                  ----                   -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                    Outstanding at March 15, 1995
- ---------------------------         ------------------------------
Common Stock, $1 par value               47,710,989 shares

          HARNISCHFEGER INDUSTRIES, INC.
          ------------------------------

                         FORM 10-Q
                      JANUARY 31, 1995

                           INDEX
                           -----


                                                   Page No.
                                                  --------
PART I.   Financial Information:

          Statement of Income -                  1
             Three Months Ended
             January 31, 1995 and 1994

          Balance Sheet -                       2-3
             January 31, 1995 and
             October 31, 1994

          Statement of Cash Flows -              4
             Three Months Ended
             January 31, 1995 and 1994

          Statement of Shareholders' Equity -    5
             Three Months Ended
             January 31, 1995 and 1994

          Notes to Financial Statements         6-9

          Management's Discussion and Analysis
             of Results of Operations and
              Financial Condition             10-15


PART II.  Other Information                   16-17

Signatures                                          18

                                        Page No. 1
                                       ----------
           PART I.  FINANCIAL INFORMATION
                ------------------------------
           HARNISCHFEGER INDUSTRIES, INC.
                ------------------------------

                 STATEMENT OF INCOME
   (Amounts in thousands except per share amounts)
                     (Unaudited)
                                          Three Months Ended
                                             January 31,
                                          ---------------------
                                            1995        1994
                                          --------    ---------
Revenues
   Net Sales                               $467,719    $369,243
   Other Income                               9,329       9,125
                                          ---------   ---------
                                            477,048    378,368
Cost of Sales                               367,973    288,772
Product Development, Selling
  and Administrative Expenses                75,996     73,036
                                          ---------   ---------
Operating Income                             33,079     16,560
Interest Expense - Net                      (11,492)   (11,187)
                                         ----------  ---------
Income Before Joy Merger Costs, Provision
   for Income Taxes and Minority Interest    21,587       5,373

Joy Merger Costs                           (17,459)          -
                                         ----------  ---------

                                              4,128       5,373

Provision for Income Taxes (including
   credit of $6,075 relating to Joy
    Joy merger costs)                        (1,475)     (1,432)

Minority Interest                              (146)       (328)
                                          ----------  ---------
Income From Continuing Operations
  (after deducting $11,384, net of
  applicable income taxes, related
  to Joy merger costs)                        2,507       3,613

Income From and Net Loss on Sale of
  Discontinued Operation, net of
  applicable income taxes                   (21,948)        431

Extraordinary Loss on Retirement
  of Debt, net of applicable
  income taxes                               (3,481)          -

Cumulative Effect of Accounting Change,
  net of applicable income taxes and
  minority interest                               -     (81,696)
                                            --------- ----------
Net (Loss)                                 $(22,922)   $(77,652)
                                            ========= ==========
Earnings (Loss) Per Share
  Income from continuing operations
    (after deducting $0.24 per share
    related to Joy merger costs)             $  .06      $ 0.08
  Income from and net loss on sale of
    discontinued operation                    (0.48)       0.01
  Extraordinary loss on retirement of debt    (0.08)          -
  Cumulative effect of accounting change          -       (1.88)
                                            --------   ---------
   Net (loss)                                $(0.50)     $(1.79)
                                            ========   =========

            See accompanying notes to financial statements.

                                     Page No. 2
                                                 ----------

           HARNISCHFEGER INDUSTRIES, INC.

                    BALANCE SHEET
            (Dollar amounts in thousands)
                          (Unaudited)
                                                 January 31,      October 31,
                                                     1995            1994
                                                --------------    -------------
Assets

Current Assets:
  Cash and cash equivalents                       $  118,063        $  196,455
  Accounts receivable                                427,847           429,101
  Allowance for doubtful accounts                     (7,157)           (7,230)
  Inventories                                        413,715           357,847
  Net current assets of discontinued operations       45,000            20,047
  Other current assets                                54,056            47,181
                                                --------------     -------------
                                                   1,051,524         1,043,401

Property, Plant and Equipment:
  Land and improvements                               31,487            31,999
  Buildings                                          233,294           235,708
  Machinery and equipment                            636,401           633,975
                                                --------------     -------------
                                                     901,182           901,682
  Accumulated depreciation                          (422,342)         (411,445)
                                                --------------     -------------
                                                     478,840           490,237

Investments and Other Assets:
  Investment in Measurex Corporation                  29,402            66,347
  Goodwill                                           150,473           143,899
  Intangible assets                                   71,622            69,729
  Noncurrent assets of discontinued operations             -            43,251
  Other assets                                       112,921           125,089
                                                --------------      ------------
                                                     364,418           448,315
                                                --------------      ------------
                                                  $1,894,782        $1,981,953
                                                 =============      ============

           See accompanying notes to financial statements.

                                           Page No. 3
                                                   ----------

            HARNISCHFEGER INDUSTRIES, INC.
             ------------------------------
                    BALANCE SHEET
              -----------------------------
                Dollar amounts in thousands)
                         (Unaudited)
                                                  January 31,      October 31,
                                                     1995            1994
                                                  ----------       ------------
Liabilities and Shareholders' Equity

Current Liabilities:
  Short-term notes payable, including current
    portion of long-term obligations              $   54,977       $   16,540
  Trade accounts payable                             220,924          237,618
  Employee compensation and benefits                  79,985           75,679
  Advance payments and progress billings             148,352          121,212
  Accrued warranties                                  30,994           33,529
  Other current liabilities                          119,202          127,498
                                                 ------------      ------------
                                                     654,434          612,076

Long-term Obligations                                465,158          568,933

Other Liabilities:
  Liability for postretirement benefits              114,608          118,610
  Accrued pension costs                               54,913           55,409
  Other liabilities                                   20,184           18,239
  Deferred income taxes                               18,515           20,751
                                                 ------------      -------------
                                                     208,220          213,009

Minority Interest                                     86,291           85,570

Shareholders' Equity:
  Common stock (issued 50,529,036 and
   50,506,471 shares, respectively)                   50,529           50,506
  Capital in excess of par value                     580,265          576,886
  Retained earnings                                  (12,328)          19,936
  Cumulative translation adjustments                 (40,207)         (39,194)
                                                 ------------      -------------
                                                     578,259          608,134
  Less:   Stock Employee Compensation
          Trust (1,711,569 and 2,150,416
       shares, respectively) at market            (45,571)         (53,760)
       Treasury stock (2,852,604 and
          2,852,604 shares, respectively)
          at cost                                  (52,009)          (52,009)
                                                 ------------      -------------
                                               480,679           502,365
                                                 ------------      -------------
                                             $1,894,782       $1,981,953
                                                 ============      =============

  See accompanying notes to financial statements.
                         Page No. 4
                         ----------

      HARNISCHFEGER INDUSTRIES, INC.
      ------------------------------
        STATEMENT OF CASH FLOWS
      ------------------------------
      (Dollar amounts in thousands)
              (Unaudited)
                                                    Three Months Ended
                                                       January 31,
                                                   -----------------------
                                                        1995     1994
                                                       -----    --------
Operating Activities
   Net income (loss)                                 $(22,922)  $ (77,652)
        Add (deduct) - Items not affecting cash:
          Income From and Net Loss on sale of
        discontinued operation                        21,948        (431)
      Extraordinary loss on retirement of debt         3,481           -
         Cumulative effect of accounting change,
        net of applicable income taxes and
        minority interest                                  -      81,696
         Depreciation and amortization                   18,286      19,453
      Minority interest, net of dividends paid           146         328
         Other - net                                      2,030      (2,511)

   Changes in working capital
        Decrease in accounts receivable - net              6,245      19,211
     (Increase) in inventories                        (24,999)       (855)
        (Increase) in other current assets                (8,965)     (9,231)
        (Decrease) in trade accounts payable             (28,300)    (27,353)
        (Decrease) in employee compensation
      and benefits                                      (639)     (9,983)
        Increase in advance payments and progress
          billings                                        27,315      28,331
        (Decrease) in other current liabilities          (13,366)    (15,297)
                                                   ----------  ------------
           Net cash (applied to)provided by
         operating activities                        (19,740)      5,706
                                                   ----------  ------------
Investment and Other Transactions
   Sale of stock in Measurex Corporation               43,578           -
  Property, plant and equipment - net                (10,262)     (9,759)
   Other - net                                         (3,718)     (3,335)
                                                   ----------   -----------
           Net cash provided to (applied to)
          investment and other transactions           29,598     (13,094)

Financing Activities
   Dividends paid                                      (4,583)     (2,564)
   Exercise of stock options                              952       1,115
  Purchase of treasury stock                               -        (124)
   Redemption of long-term obligations                (95,458)     (9,871)
  Increase (decrease) in short-term notes payable     34,487      (3,687)
                                                   -----------  -----------
           Net cash (applied to) financing activities   (64,602)    (15,131)
                                                   -----------  -----------
Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                        58        (392)
                                                   -----------  -----------
(Decrease) in Cash and Cash Equivalents              (54,686)    (22,911)
(Use) of Cash by Joy Technologies from
  February 26, 1994 to October 31, 1994              (23,706)          -
Cash and Cash Equivalents at Beginning of Period     196,455      165,074
                                                   -----------  ------------
Cash and Cash Equivalents at End of Period         $ 118,063     $142,163
                                                   ===========  ============

          See accompanying notes to financial statements.
                                           Page No. 5
                                                ----------
<table
                   HARNISCHFEGER INDUSTRIES, INC.
                   ------------------------------
                 STATEMENT OF SHAREHOLDERS' EQUITY
                 ---------------------------------
                   (Dollar amounts in thousands)
                          (Unaudited)
                                                              Capital in
                                                   Common     Excess of     Retained
                                                   Stock      Par Value     Earnings
Three Months Ended January 31, 1995
- -----------------------------------
Balance at October 31, 1994                       $50,506    $576,886       $19,936
Adjustments related to Joy February 26, 1994-
   October 31, 1994                                    13         182        (4,575)
                                                 --------      ------     ---------
Adjusted Balance at November 1, 1994               50,519     577,068        15,361

   Net loss                                                                  (22,922)
   Translation adjustments
   Exercise of 50,580 stock options                    10        (133)
  Dividends paid ($.10 per share)                                            (4,767)
   Dividends on shares held by SECT                                184
   Adjust SECT shares to market value                            3,146
  398,497 shares purchased by employee
    benefit plans
                                                 ---------   ---------    ---------
Balance at January 31, 1995                       $50,529    $580,265      $(12,328)
                                                 =========   =========    ==========
Three Months Ended January 31, 1994
- -----------------------------------
Balance at October 31, 1993                       $50,575    $560,178       $85,227

   Net income                                                                (77,652)
   Translation adjustments
   Exercise of stock options                                      (386)
   Issuance of restricted stock                                   (120)
   4,875 shares acquired as
      treasury stock
   Dividends paid ($.10 per share)                                            (2,795)
   Dividends on shares held by SECT                               231
   Adjust SECT shares to market value                           4,539
   185,873 shares purchased by
       employee benefit plans
   Other activity - net                                            (7)
                                                  -------     --------       -------
 Balance at January 31, 1994                      $50,575     $564,435       $ 4,780
                                                   =======     ========       ========


HARNISCHFEGER INDUSTRIES, INC.
- ------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY
- ---------------------------------
(Dollar amounts in thousands)
    (unaudited)

                                                Cumulative
                                                Translation           Treasury
                                                Adjustments   SECT    Stock
Three Months Ended January 31, 1995
- -----------------------------------
Balance at October 31, 1994                     $(39,194)   $(53,760)  $(52,009)
Adjustments related to Joy February 26, 1994-
 October 31, 1994                                  1,742           -          -
                                                 -------      -------    -------
Adjusted Balance at November 1, 1994             (37,452)    (53,760)   (52,009)


   Net loss
   Translation adjustments                         (2,755)
   Exercise of 50,580 stock options                            1,075
  Dividends paid ($.10 per share)
   Dividends on shares held by SECT
   Adjust SECT shares to market value                          (3,146)
   398,497 shares purchased by employee
     benefit plans                                            10,260
                                                  --------   ---------  --------
Balance at January 31, 1995                     $(40,207)   $(45,571)  $(52,009)
                                                  ========   =========  ========
Three Months Ended January 31, 1994
- ------------------------------------
Balance at October 31, 1993                     $(40,566)   $(55,900)  $(88,345)

   Net income
   Translation adjustments                            868
   Exercise of stock options                                    1,501
   Issuance of restricted stock                                   262
   4,875 shares acquired as
      treasury stock                                                        (124)
   Dividends paid ($.10 per share)
   Dividends on shares held by SECT
   Adjust SECT shares to market value                         (4,539)
   185,873 shares purchased by
       employee benefit plans                                  4,048
    Other activity - net
                                                ----------   ---------  ---------
 Balance at January 31, 1994                    $(39,698)   $(54,628)   $(88,469)
                                                ===========  =========  ==========

             HARNISCHFEGER INDUSTRIES, INC.
             ------------------------------
           STATEMENT OF SHAREHOLDERS' EQUITY
           ---------------------------------
             (Dollar amounts in thousands)
                    (unaudited)



                                                        Total
Three Months Ended January 31, 1995
- -----------------------------------
Balance at October 31, 1994                         $502,365
Adjustments related to Joy February 26, 1994-
   October 31, 1994                                   (2,638)
                                                    --------
Adjusted Balance at November 1, 1994                 499,727


   Net loss                                           (22,922)
   Translation adjustments                             (2,755)
   Exercise of 50,580 stock options                      952
  Dividends paid ($.10 per share)                     (4,767)
   Dividends on shares held by SECT                       184
   Adjust SECT shares to market value                       -
   398,497 shares purchased by employee
     benefit plans                                    10,260
                                                     --------
Balance at January 31, 1995                         $480,679
                                                    =========
Three Months Ended January 31, 1994
- -----------------------------------
Balance at October 31, 1993                         $511,169

   Net income                                         (77,652)
   Translation adjustments                                868
   Exercise of stock options                            1,115
   Issuance of restricted stock                           142
   4,875 shares acquired as
      treasury stock                                     (124)
   Dividends paid ($.10 per share)                     (2,795)
   Dividends on shares held by SECT                      231
   Adjust SECT shares to market value                      -
   185,873 shares purchased by
       employee benefit plans                          4,048
   Other activity - net                                   (7)
                                                    --------
 Balance at January 31, 1994                        $436,995
                                                    ========
See accompanying notes to financial statements.

                                   Page No. 6
                                   ----------
HARNISCHFEGER INDUSTRIES, INC.
- ------------------------------
NOTES TO FINANCIAL STATEMENTS
- ------------------------------
JANUARY 31, 1995
(Amounts in thousands unless indicated.)


(a)Basis of Presentation
   ---------------------
The consolidated financial statements and related notes give retroactive effect to the merger with Joy Technologies Inc. ("Joy") for all periods presented, accounted for as a pooling of interests. The consolidated balance sheets as of January 31, 1995 and October 31, 1994 include the accounts of Joy as of January 31, 1995 and February 25, 1994, respectively, and the consolidated statements of income and of cash flows for the three month period ended January 31, 1995 and January 31, 1994 include the results of Joy for the three month period ended January 31, 1995 and the three month period ended May 28, 1993 respectively. See Note (b) - Acquisition of Joy Technologies Inc. The "Company" as used in these consolidated financial statements refers to Harnischfeger Industries, Inc. and its subsidiaries, including Joy.

   In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three months ended January 31, 1995 and 1994, cash flows for the three months ended January 31, 1995 and 1994, and financial position at January 31, 1995 have been made. All adjustments made are of a normal recurring nature. The Joy merger costs, loss on sale of discontinued operation and extraordinary loss on retirement of debt, are discussed in Notes b, c, and g, respectively.

   These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for 1994 and in conjunction with the 1994 financial statements and notes thereto restated to give effect to the merger filed on a Current Report on Form 8-K dated March 13, 1995.

   The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

(b)  Acquisition of Joy Technologies Inc.

On November 29, 1994, the Company completed the acquisition of Joy Technologies Inc. ("Joy") through a stock-for-stock merger following approval of the merger by shareholders of each company. Under the terms of the acquisition, accounted for as a pooling of interests, the Company exchanged 17,720,750 shares of Company common stock for all of Joy's 31,353,000 outstanding shares of common stock, at an exchange ratio of .5652 of a share of the Company's common stock for each share of Joy common stock.

Joy's Mining Group is a leader in the worldwide development, manufacture, distribution and servicing of underground mining equipment for the extraction of coal and other bedded materials. In addition, Joy's Environmental Group is a supplier of air pollution and ash handling equipment for electric utilities and

                                  Page No. 7
                                                ----------
other industrial operations.

Effective November 1, 1994, the fiscal year of Joy was conformed to the Company's fiscal year. All periods presented have been retroactively restated (See Note (a) - Basis of Presentation). Amounts related to Joy in fiscal 1994 have been retroactively adjusted to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," through the immediate recognition of the obligation as of November 1, 1993 to conform with the Company's adoption.


Joy's operating results for the period February 26, 1994 to October 31, 1994, a net loss of $(4,575) on net sales of $372,304, have been reflected as an adjustment to the combined
Company's retained earnings on November 1, 1994.

Transaction costs related to the merger of $17,459 ($11,384 net of tax or $0.24 per share) were charged to income during the quarter and consisted primarily of investment banker, attorney and accountant fees, severance and related benefits and printing, mailing and registration expenses.


(c)  Divestitures and Discontinued Operations
     ----------------------------------------
In the second quarter of fiscal 1994, the Company announced its decision to divest itself of Syscon Corporation ("Syscon"), the remaining unit in the Company's Systems Group. Accordingly, the operating results and assets and liabilities of Syscon were segregated in the consolidated financial statements and are reflected as net assets and results of discontinued operations in the Balance Sheet and Statement of Income, respectively. The Company pursued a plan providing for the future spin-off of Syscon through a dividend of Syscon stock to the shareholders of HII and other divestiture alternatives. On February 16, 1995, the Company completed the sale of Syscon (announced on January 20, 1995, subject to closing conditions and regulatory approval) to Logicon, Inc. for a cash price of $45,000. In connection with this sale, the Company recorded a loss on sale of discontinued operations of $(21,948) or $(0.48)per share, net of applicable income taxes, in the first quarter of 1995.

(d)Inventories
   -----------
   Consolidated inventories consisted of the following:

      January 31,                                October 31,
       1995                                         1994
                                                    ----------      -----------
   Finished goods                                 $201,429    $ 182,084
   Work in process and purchased parts             191,160      158,038
   Raw materials                                    88,007       79,766
                                                    ----------      -----------
        480,596                                     419,888
   Less excess of current cost over
     stated LIFO value                             (66,881)     (62,041)
                                                    ----------      -----------
   $413,715                                        $357,847
                                                    ==========      ===========

   Inventories valued using the LIFO method represented approximately 85% and 81% of consolidated inventories at January 31, 1995 and October 31, 1994, respectively.



                              Page No. 8
                             ----------
   The Company has reduced inventory by $4,778 and $3,739 at January 31, 1995 and October 31, 1994, respectively, for progress payments received on contracts accounted for on the completed contract method.

(e)Research and Development Expense
   --------------------------------
Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $7,280 and $8,354 for the three months ended January 31, 1995 and 1994, respectively. Certain capital expenditures used in research activities, such as the construction of the new pilot paper machine to be used in research and for customer tests, are capitalized and depreciated over their expected useful lives.

(f)Interest Expense - Net
   ----------------------
   Net interest expense consisted of the following:

                                   Three Months Ended
                                                         January 31,
                                                    ---------------------
                                                      1995        1994
                                                   ----------  ---------
   Interest income                                    1,666    $  1,785
   Interest expense                                 (13,158)    (12,972)
                                                   ----------  ---------
   Interest expense - net                          $(11,492)   $(11,187)
                                                   ==========  =========

(g)Long-Term Obligations
   ---------------------
   Long-term obligations at January 31, 1995 and October 31,
   1994 consisted of the following:

                                               January 31,         October 31,
       1995                                    1994
                                               ----------          -----------
    10 1/4% Senior Notes due 2003            $ 200,000        $ 200,000
   Bank Facility                                     -           90,785
   8.9% Debentures, due 2022                    75,000           75,000
   8.7% Debentures, due 2022                    75,000           75,000
   Senior Notes, Series A through D, at
     interest rates of between 8.9% and
     9.1%, due 1996 to 2006                     75,000           75,000
   Industrial Revenue Bonds, at interest
        rates of between 5.9% and 8.8%,
        due 1995 to 2017                        32,038           32,632
   Other                                        10,253           22,637
                                                 --------             ---------
          467,291                              571,054
   Less:  Amounts payable within one year          2,133                2,121
                                                 --------             ---------
                                                $465,158             $568,933
                                                 ========             =========

The $90,785 Tranche B term loan, the remaining borrowings outstanding under the Joy Bank Facility, was repaid in full on November 29, 1994, upon the consummation of the Company's merger with Joy. The Bank Facility agreement, including its revolving credit agreement, was terminated following the
merger.   In addition, under Joy's 10 1/4% Senior Notes due
2003, Joy was required upon a change in control to make an offer to purchase the outstanding Senior Notes at 101% of the
principal amount thereof plus accrued interest.   On December
29, 1994, Joy issued an offer to purchase for cash any and all of its outstanding 10 1/4% Notes. This offer expired on February 10, 1995 with $270 being redeemed under the offer. Prior to this tender offer, the Company had purchased $11,350 of outstanding 10 1/4% Senior Notes in unsolicited open market transactions. As a result of the Bank Facility and 10 1/4% Senior Note redemptions, the Company recorded an extraordinary loss on debt retirement, net of applicable income taxes, of $(3,481) or $(0.08) per share in the first quarter consisting primarily of unamortized
   Page No. 9
                                               -----------
financing costs and redemption premiums.

In November, 1993, the Company entered into a four-year Revolving Credit Facility Agreement between the Company and certain domestic and foreign financial institutions that allowed for borrowing of up to $150,000 at rates expressed in relation to LIBOR and other rates. In November, 1994, the facility was increased to $240,000 and was extended to November, 1998. A facility fee is payable on the Revolving Credit Facility. At January 31, 1995, there were no outstanding borrowings related to the Revolving Credit Facility.

(h)Contingent Liabilities
   ----------------------
At January 31, 1995, the Company was contingently liable to banks, financial institutions, and others for approximately $124,000 for outstanding letters of credit securing performance of sales contracts and other guarantees. The Company may also guarantee performance of its equipment at levels specified in sales contracts without the requirement for letters of credit. One such guarantee may require repayment of a loan to the customer approximating the value of the related paper machine in the event certain performance tests are not achieved. Performance guarantees are a normal part of the Company's business and have not resulted in significant cash outlays.

In addition, in accordance with the terms of the agreement between the Company and Harnischfeger Engineers, Inc. ("HEI"), the Company has made available a back-up bonding guarantee facility for certain bid, performance and other contract bonds issued by HEI. The amount of guarantees outstanding cannot exceed $90,000 during fiscal 1995, with the maximum amount decreasing to zero by November, 1998. Outstanding contract bonds under the guarantee arrangement totalled approximately $74,000 at January 31, 1995; HEI typically requires similar bonds from its major subcontractors. Such guarantees have been part of HEI's business in the past and have not resulted in cash outlays. The back-up facility may not be used for new types of business or for projects outside of North America, nor does it permit exposure to consequential damages on commercial contracts.

The Company is a party to litigation matters, claims and performance guarantees which are normal in the course of its operations and, while the results of litigation, claims and guarantees cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect on its consolidated financial position or results of operations.


(i)  U.S. Patent Infringement Case Jury Award
    -----------------------------------------
On November 23, 1994, a Federal court jury in Madison, Wisconsin returned a verdict finding that Valmet Corporation of Finland infringed a patent on Bel-Champ(TM) paper machine drying technology. In connection with this suit, the jury awarded Beloit $7,875 in damages. It is expected that the verdict in this case will be appealed by Valmet. The award has not been recorded in the Company's financial statements.

(j)  Sale of Measurex Stock
     ----------------------
On December 29, 1994, Measurex Corporation ("Measurex") repurchased for $21.50 per share approximately 2,000 shares of its stock which had been purchased by the Company. The transaction reduced the Company's interest in Measurex from 20% to 10%. The Company recorded a gain in Other Income in the first quarter of fiscal 1995 in connection with the sale of Measurex shares. Measurex continues to have cooperative agreements with the Company's Beloit Corporation subsidiary and the sale of these shares had no impact on the agreements.


                                          Page No. 10
                                                  -----------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       ---------------------------------------------
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION
        ---------------------------------------------
        THREE MONTHS ENDED JANUARY 31, 1995 AND 1994
        ---------------------------------------------
           (Amounts in thousands unless indicated)

The net (loss) for the three months ended January 31, 1995 amounted to $(22,922), or $(.50) per share as compared to net loss of $(77,652), or $(1.79) per share, for the three months ended January 31, 1994. Income from continuing operations in the first quarter of 1995, before Joy acquisition transaction costs, improved to $13,891, or $.30 per share as compared to $3,613, or $.08 per share for the comparable period in 1994. Net results for the three month period ended January 31, 1995 were reduced by a charge of $(21,948), or $(0.48) per share, to record a loss on sale of the discontinued operation (Syscon). Also recorded was a charge of $(3,481), or $(.08) per share, for the extraordinary loss on retirement of debt related to the Joy Tranche B term loan and some Joy 10 1/4% Senior Notes.

Net results for the first quarter ended January 31, 1994, were reduced by $(81,696), or $(1.88) per share to record the cumulative effect of the accounting change related to the adoption of FAS No. 106 ("Employers' Accounting for
Postretirement Benefits Other Than Pensions").

Per share calculations for the first three months of 1995 and 1994 were based on 45,692 and 43,347 average shares outstanding, respectively. The increase in average shares outstanding reflects the September 1994 sale of 2,000 shares of Common Stock in a private transaction. This sale of stock satisfied the requirements under pooling of interests accounting rules to replace shares repurchased during the two years prior to the announcement of the Company's merger with Joy. The shares were sold from treasury stock.

Significant factors contributing to the $1,106 decrease in income from continuing operations for the first three months of 1995 as compared to 1994 included: (1) a $16,519 increase in operating income as described in the "Segment Information" section which follows, (2) a $305 increase in interest expense resulting from higher interest rates on certain Joy debt as compared to the 1994 period, and (3) Joy merger transaction costs of $17,459, consisting primarily of investment banker, attorney and accountant fees, severance and related benefits and printing, mailing and registration expenses.

The Company announced its decision in the second quarter of fiscal 1994 to divest itself of the Systems Group's remaining subsidiary, Syscon Corporation. The assets and liabilities and operating results of Syscon were segregated in the consolidated financial statements and are reflected as net assets and results of discontinued operations in the Balance Sheet and Statement of Income, respectively. On February 16, 1995, the Company completed the sale of Syscon (announced on January 20, 1995, subject to closing conditions and regulatory approval) to Logicon, Inc. for a cash price of $45,000. In the first quarter of fiscal 1995, in connection with this sale, the Company recorded a loss on sale of discontinued operations of $(21,948), or $(0.48) per share, net of applicable income taxes.
                                       Page No. 11

- -------
Segment Information

Operating results of the Company's business segments for the first quarter  of 1995 and 1994 are summarized as follows:
                                    Net Sales          Operating Income
                                 1995      1994       1995       1994
                                ------    ------      ------    ------
First Quarter
- -------------
Papermaking Machinery and
  Systems                       $202,332   $146,976    $12,835   $ 6,536
Mining Equipment                 192,859    163,216     22,228    12,991*
Material Handling Equipment       47,955     24,060      3,322     1,784
Environmental                     24,573     34,991       (620)     (205)
                               ----------  --------   --------- --------
  Total Business Segments       $467,719   $369,243     37,765    21,106
                               ==========  ========
Corporate Administration                                (4,686)   (4,546)
                                                      --------- --------
Operating Income                                      $ 33,079  $ 16,560
                                                      ========= ========

* $3,731 of 1994 Joy Corporate Administration expenses have been reclassified to the Mining
  Equipment segment.



Segment Information
- -------------------
Operating results of the Company's business segments for the first  quarter  of 1995 and 1994 are summarized as follows:
                                    Orders Booked          Backlog at
                                  1995        1994      1/95        10/95
                                  ------     ------     ------     -------
First Quarter
- -------------
Papermaking Machinery and
 Systems                           $246,655    $150,311   $678,093   $633,770
Mining Equipment                    193,592     147,920    167,560    166,827
Material Handling Equipment          49,489      23,854    108,646    107,112
Environmental                        21,574      49,956     89,752     92,751
                                   ---------   -------  ---------  ----------
  Total Business Segments          $511,310    $372,041 $1,044,051 $1,000,460
                                   =========   ======== ========== ==========

                                          Page No. 12
                                          -----------
Segment Information - Continuing Operations
- -------------------------------------------
The Papermaking Machinery and Systems segment contributed sales and operating profit of $202,332 and $12,835, respectively, for the first three months of 1995, as compared to net sales of $146,976 and operating profit of $6,536 for the corresponding period in 1994. Sales increased 37% in 1995 over 1994 due to an increase in sales of papermaking systems. Aggressive price competition continues to depress profit margins on new machines and major rebuilds for this segment in 1995. Operating profit included a gain from the sale of Measurex stock for the first three months of 1995. Operating profit in 1994 included income realized from a favorable settlement of Canadian patent litigation, which confidential settlement accounted for more than half of reported income. Bookings for the first three months of 1995 amounted to $246,655 as compared to $150,311 for the same period in 1994.

Net sales of the Mining Equipment segment amounted to $192,859 and $163,216 for the first three months of 1995 and
1994, respectively.   The sales increase is primarily due to
the Joy Mining Machinery Group's increase in both original equipment sales and aftermarket sales. P&H(TM) Mining Machinery Group also experienced increased sales primarily due to U.S. machine sales increases. Operating profit increased to $22,228 in the first quarter of 1995 as compared to $12,991 in 1994. The increase in operating profit is primarily due to Joy's more profitable aftermarket business, favorable manufacturing variances and reduced selling, general and administrative expenses resulting from the coordination of corporate services. Bookings for the first three months of 1995 amounted to $193,592 as compared to $147,920 for the same period in 1994. The increase is due to improved bookings in the U.S. for surface mining equipment and increased Joy bookings reflecting higher coal production rates following the end of UMWA strikes in the U.S and increased orders in the United Kingdom and in South Africa.

The Material Handling Equipment segment contributed sales and operating profit of $47,955 and $3,322, respectively, for the first three months of 1995, as compared to sales of $24,060 and operating profit of $1,784 for the comparable period in 1994. Sales, profitability and bookings increased in the first quarter of 1995, primarily due to the purchase of Morris Mechanical Handling Limited in September 1994. Bookings for the first three months of 1995 and 1994 amounted to $49,489 and $23,854, respectively.

The Environmental segment's $10,418 first quarter sales decline over the first quarter of last year is generally the result of the segment's increased focus on higher-margin opportunities and extremely competitive markets. Sales declines occurred primarily in the sale of flue gas desulfurization (or scrubber) systems and ash handling systems. In addition, approximately $3,601 of the Environmental segment's sales decline related to discontinued medical waste incineration and industrial equipment product lines. Operating losses for first quarter 1995 and 1994 were $(620) and $(205), respectively. Bookings were $21,574 and $49,956 for first quarter 1995 and 1994, respectively. The decline in bookings reflects a large order in the first quarter of 1994 for an ash handling system. Since the Environmental segments' businesses involve large contracts, timing of a single contract can result in an uneven bookings pattern.

Segment Information - Discontinued Operations
- ---------------------------------------------
In the second quarter of fiscal 1994, the Company announced its decision to divest itself of Syscon Corporation, the remaining unit in the Systems Group. Accordingly, the assets and liabilities and operating results of Syscon were segregated in the consolidated financial statements and are reflected as net assets and results of discontinued operations in the Balance Sheet and Statement of Income, respectively. On February 16, 1995, the Company completed the sale of Syscon (announced on January 20, 1995, subject to closing conditions and regulatory approval) to Logicon, Inc. for a cash price of $45,000. In connection with this sale, the Company recorded a loss on sale of discontinued operations of $(21,948) or $(0.48) per share, net of applicable income taxes, in the first quarter of fiscal 1995.

                         Page No. 13
                                  -----------
Income Taxes
- ------------
The Company's estimated annual effective tax rate for continuing operations for the first three months of 1995 was 35.7% compared to a 35% federal statutory tax rate. The principal reason for the difference between the effective rate and the statutory rate is certain nondeductible costs and expenses related to the merger with Joy. See Note (b), Acquisition of Joy Technologies Inc.



Postretirement Benefits Other Than Pensions
- -------------------------------------------
During the first quarter of fiscal 1994, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), through the immediate recognition of the obligation. Under SFAS 106, the costs of retiree health care and life insurance benefits are accrued over relevant employee service periods. Previously, these costs were charged to expense as claims were paid. The cumulative effect of the accounting change required by adoption of this standard was a one-time pre-tax charge of $(136,291) ($(81,696) or $(1.88) per share after taxes and minority interest).

In 1993, The Board of Directors of the Company approved a general approach that would culminate in the elimination of all Company contributions towards postretirement healthcare benefits. Increases in costs paid by the Company were capped for certain plans beginning in 1994 extending through 1998, and Company contributions will be eliminated on January 1, 1999 for most employee groups, excluding Joy. For Joy, based upon existing plan terms, future eligible retirees will participate in a premium cost-sharing arrangement which is based upon age as of March 1, 1993 and position at the time of retirement. Active Joy employees under age 45 as of March 1, 1993 and any new hires after April 1, 1993 will be required to pay 100% of the applicable premium.

The initial one-time pre-tax charge reflected all plan terms and amendments in place on November 1, 1993. Negative plan amendments made subsequent to November 1, 1993 are being amortized from the date of amendment to January 1, 1999.

The Financial Accounting Standards Board has issued SFAS No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS
112) which was implemented by the Company in the first quarter of fiscal 1995. The impact upon adoption of SFAS 112 on the Company's results of operations and financial position was not material.

Liquidity and Cash Flows
- ------------------------
The Company's capital structure at January 31, 1995 and
October 31, 1994 was as follows:

  January 31,                                 October 31,
    1995                                         1994
                                                 -----------        -----------
Short-term notes payable                        $ 52,844       $ 14,419
Long-term obligations, including current portion                467,291         571,054
                                                 -----------         ----------
520,135                                          585,473
Minority interest                                 86,291         85,570
Shareholders' equity, excluding SECT             578,259        608,134
                                                 -----------         -----------

Total capitalization                          $1,184,685     $1,279,177
                                                 ===========         ===========
Debt to capitalization ratio                       43.9%          45.8%
                                                     ======            =======

Cash Flow from Operating Activities
- -----------------------------------
Cash flow used by operating activities was $19,740 for the three months ended January 31, 1995 compared to cash flow provided by operating activities of $5,706 for the comparable period in 1994. The decrease in cash flows between the


Page No. 14
                                                  -----------
periods is primarily due to increased Joy inventory being built-up to cover stronger anticipated second quarter sales.

Net working capital decreased $34,235 during the three months ended January 31, 1995 due to increases in short-term notes payable, advance customer payments, and a decline in cash and cash equivalents partially offset by an increase in inventories and net assets of discontinued operations and a decrease in accounts payable.


Cash Flow from Investment Activities
- ------------------------------------
On December 29, 1994, Measurex Corporation repurchased approximately 2,000 million shares of its stock from the Company resulting in an increase in cash flows from investing activities of $43,578. Net capital expenditures for property, plant and equipment for the three months ended January 31, 1995 were $10,262 compared with $9,759 in 1994.

Cash Flow for Financing Activities
- ----------------------------------
The primary reason for the $64,602 use of cash for financing activities in the first quarter of 1995 was the $95,458 payment for redemption of Joy's Tranche B term loan and partial redemption of Joy 10 1/4% Senior Notes. This was offset by an increase of $34,487 in short-term notes payable. As a result of the redemptions of the term loan and Senior Notes, the Company recorded an extraordinary loss on debt retirement, net of applicable income taxes, of $(3,481), or $(0.08) per share, in the first quarter, consisting primarily of unamortized financing costs and redemption premiums.

Financing activities for the first quarter of fiscal 1994 used cash of $15,131 for the redemption of the remaining mortgage balance related to certain U.S. facilities, the payoff of short-term domestic borrowings and the payment of a quarterly dividend.

Total obligations outstanding at January 31, 1995 were $65,338 lower than at October 31, 1994 primarily due to the redemption of certain Joy debt in the first quarter of fiscal
1995 as discussed above.

The Statement of Cash Flows for the three month period ending
January 31, 1995 has been adjusted to reflect the $23,706 use of cash by Joy from the period February 26, 1994 to October
31, 1994.

The Company maintains the ability to expand its borrowing in several ways, including the following:

(1) A shelf registration with the Securities and Exchange
Commission for the proposed sale of up to $150,000 of debt securities. To date, no securities have been issued under this registration.

(2) A four-year Revolving Credit Financing Facility Agreement between the Company and certain domestic and foreign financial institutions that allows for borrowing of up to $240,000 at rates expressed in relation to LIBOR and other rates.

(3) Short-term bank credit lines of foreign subsidiaries of approximately $52,844 million of which approximately $16,042 million was outstanding at January 31, 1995.

The Company believes its available cash, cash flow provided by operating activities and committed credit lines provide adequate liquidity on both a short-

                                             Page No. 15
                                              ----------
and long-term basis.

The Company has no significant capital commitments as of January 31, 1995; any future capital commitments are expected to be funded through cash flow from operations and, if necessary, available lines of credit.

The Company intends to continue to expand its businesses, both internally and through acquisitions. It is expected that new acquisitions would be financed primarily by internally-generated funds or additional borrowings.

 Acquisition of Joy Technologies Inc.
 ------------------------------------
On November 29, 1994, the Company completed the acquisition of Joy Technologies Inc. ("Joy") through a stock-for-stock merger following approval of the merger by shareholders of each company. Under the terms of the acquisition, accounted for as a pooling of interests, the Company exchanged 17,720,750 shares of Company common stock for all of Joy's 31,353,000 outstanding shares of common stock, at an exchange ratio of .5652 of a share of the Company's common stock for each share of Joy common stock.

Joy's Mining Group is a leader in the worldwide development, manufacture, distribution and servicing of underground mining equipment for the extraction of coal and other bedded materials. In addition, Joy's Environmental Group is a supplier of air pollution and ash handling equipment for electric utilities and other industrial operations.

Effective November 1, 1994, the fiscal year of Joy was conformed to the Company's fiscal year. All periods presented have been retroactively restated (See Note (a) - Basis of Presentation). Amounts related to Joy in fiscal 1994 have been retroactively adjusted to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," through the immediate recognition of the obligation as of November 1, 1993 to conform with the Company's adoption.

Joy's operating results for the period February 26, 1994 to October 31, 1994, a net loss of $(4,575) on net sales of $372,304, have been reflected as an adjustment to the combined Company's retained earnings on November 1, 1994.

Transaction costs related to the merger of $17,459 ($11,384 net of tax or $0.24 per share) were charged to income during the quarter and consisted primarily of investment banker, attorney and accountant fees, severance and related benefits and printing, mailing and registration expenses.

Sale of Measurex Stock
- ----------------------
On December 29, 1994, Measurex Corporation repurchased for $21.50 per share approximately 2,000 shares of its stock which had been purchased by the Company. The transaction reduced the Company's interest in Measurex from 20% to 10%. The Company recorded a gain in Other Income in the first quarter of fiscal 1995 in connection with the sale of Measurex shares. Measurex continues to have cooperative agreements with the Company's Beloit Corporation subsidiary and the sale of these shares had no impact on the agreements.


Agreement with Jagenberg AG

Pursuant to a cooperation agreement entered into in August 1994, Beloit Corporation and Jagenberg Ag would cooperate in the sale of complete systems of paper manufacturing equipment worldwide and winders in the Americas. The agreement calls for cross shareholding arrangements between Beloit, Jagenberg and certain of their subsidiaries. Closing of the transactions contemplated by the cooperation agreement is scheduled to occur in the Spring of 1995, subject to the satisfaction of certain conditions.

                                          Page No. 16
                                          -----------

             PART II.  OTHER INFORMATION
             ---------------------------
Item 4  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
   The information called for by this Item was previously reported in response to Item 4 of Harnischfeger's Annual Report on Form 10-K for the year ended October 31, 1994.

   The following two matters were submitted to a vote of security holders at the Annual Stockholders'
   Meeting held March 6, 1995.

   1.  Management's nominees were elected as directors.
        The number of shares voted for each nominee were:

                                   For             Against
                                   ---------------    ----------------
        John D. Correnti          41,325,531          127,068
        Don H. Davis, Jr.         41,330,055          122,544
        Robert B. Hoffman         41,322,513          130,086
        Jean-Pierre Labruyere     41,310,071          142,528

   2.  A proposal to amend the 1988 Incentive Stock
   Plan to increase by 1,200,000 the aggregate number of shares of Common Stock issuable thereunder and to limit the number of shares that may be issued to any participant thereunder was approved. In a vote to approve the amendment, the following number of shares of Common Stock were voted.

                       35,531,198           For
                             5,772,002           Against
                               149,349           Abstained
                                    50           Non-Votes
Item 6  Exhibits and Reports on Form 8-K
         --------------------------------
   (a)  Exhibits:

        11     Statement re:  Calculation of Earnings Per
               Share

   (b)  Reports on Form 8-K

        (1)  Current Report on Form 8-K dated November
        29, 1994 relating to the announcement of the completion of Harnischfeger Industries, Inc.'s previously announced acquisition of Joy
        Technologies Inc. through a stock-for-stock merger.

        (2)  Current Report on Form 8-K dated January
        16, 1995 relating to the announcement of financial information on combined sales and net income of Harnischfeger Industries, Inc. and Joy
        Technologies Inc. for more than thirty (30) days of post-merger combined operations for purposes of complying with pooling of interests accounting requirements.

        (3)  Current Report on Form 8-K/A dated January
        20, 1995 relating to the announcement by Harnischfeger Industries, Inc. that it has entered into an agreement (subject to closing conditions and regulatory approval) providing for the sale of Syscon Corporation to Logicon, Inc.

        (4)  Current Report on Form 8-K dated February
        17, 1995 announcing that Harnischfeger
        Industries, Inc. had completed its sale of Syscon Corporation to Logicon, Inc.


               Page No.17
                                                   ----------
        (5)  Current Report on Form 8-K dated March 13,
        1995 relating to the restatement of financial statements for the year ended October 31, 1994 due to the Joy business combination accounted for as a pooling of interests.

        (6)  Current Report on Form 8-K dated March 14,
        1995 relating to the restated 1994 quarterly income statements and 1994 quarterly segment information for the Joy business combination accounted for as a pooling of interests.




                                        Page No. 18
                                              -----------


FORM 10-Q
- ---------



                     SIGNATURES
                          ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   HARNISCHFEGER INDUSTRIES, INC.
                   ----------------------------
                      (Registrant)


                             /s/  Francis M. Corby, Jr.

                             ------------------------
                                  Francis M. Corby, Jr.
                             Executive Vice President for
                             Finance and Administration
                              and Chief Financial Officer


                            /s/  James C. Benjamin
                ------------------------------
                                 James C. Benjamin
                             Vice President and Controller
Date March 17, 1995          and Chief Accounting Officer

                                                Exhibit 11
                                                ----------

                         HARNISCHFEGER INDUSTRIES, INC.
                         ------------------------------
                        CALCULATION OF EARNINGS PER SHARE
                        ----------------------------------
               (Amounts in thousands except per share amounts)
                                           1995       1994
                                         -------     ------
Average Shares Outstanding                45,692     43,347

Income from Continuing Operations         $2,507     $3,613

Income From and Net Loss on Sale
  of Discontinued Operation, net
  of applicable income taxes             (21,948)       431

Extraordinary Loss on Retirement
  of Debt, net of applicable
  income taxes                            (3,481)         -

Cumulative Effect of Accounting
  Change, net of applicable income
  taxes and minority interest                  -    (81,696)
                                         ---------  ---------
Net (Loss)                               $(22,922)  $(77,652)
                                           =======   ========

Earnings (Loss) Per Share
  Income from continuing operations        $  .06     $  .08
  Income from and net loss on sale
    of discontinued operation                (.48)       .01
  Extraordinary loss on retirement of
    debt                                     (.08)         -
  Cumulative effect of accounting
    change                                      -      (1.88)
                                           -------- ---------
       Net income (loss)                   $( .50)    $(1.79)
                                           ======== =========

