Form 10-Q/A
period 1995-01-31
HARNISCHFEGER INDUSTRIES INC
filed 1995-03-21
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------
                           Washington, D.C.  20549

                                 FORM 10-Q/A
                                 ---------
                            AMENDMENT NO. 1
                                   TO
                               (MARK ONE)

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

          HARNISCHFEGER INDUSTRIES, INC.
                 FORM 10-Q/A
               AMENDMENT NO. 1
                     TO
 JANUARY 31, 1995 QUARTERLY REPORT ON FORM 10-Q

The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the first quarterly period ended January 31, 1995, as follows:

                 Part I

1)  Note (g) "Long-Term Obligations" is amended to
revise the   classification of certain long-term
obligations, and

2)  "Liquidity and Cash Flows" on page 13 of
Management's Discussion and Analysis is amended to present a revised calculation of the debt to capitalization ratio.

The remainder of the January 31, 1995 Quarterly
Report on Form 10-Q is unchanged.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                     HARNISCHFEGER INDUSTRIES, INC.
                    ------------------------------
                                      (Registrant)

                      By /s/ Francis M. Corby, Jr.
                      ----------------------------
                             Francis M. Corby, Jr.
                      Executive Vice President for
                      Finance and Administration
                      and Chief Financial Officer

Date:  March 20, 1995   /s/ James C. Benjamin
                       ----------------------------
                            James C. Benjamin
                      Vice President and Controller
                       and Chief Accounting Officer





          HARNISCHFEGER INDUSTRIES, INC.
          ------------------------------

                         FORM 10-Q/A
                      JANUARY 31, 1995

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
                                                   ==========  =========

(g)Long-Term Obligations
   ---------------------
   Long-term obligations at January 31, 1995 and October 31,
   1994 consisted of the following:

                                               January 31,         October 31,
       1995                                    1994
                                               ----------          -----------
    10 1/4% Senior Notes due 2003            $ 188,650        $ 200,000
   Bank Facility                                     -           90,785
   8.9% Debentures, due 2022                    75,000           75,000
   8.7% Debentures, due 2022                    75,000           75,000
   Senior Notes, Series A through D, at
     interest rates of between 8.9% and
     9.1%, due 1996 to 2006                     75,000           75,000
   Industrial Revenue Bonds, at interest
        rates of between 5.9% and 8.8%,
        due 1995 to 2017                        32,428           32,632
   Other                                        21,213           22,637
                                                 --------             ---------
          467,291                              571,054
   Less:  Amounts payable within one year          2,133                2,121
                                                 --------             ---------
                                                $465,158             $568,933
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

Liquidity and Cash Flows
- ------------------------
The Company's capital structure at January 31, 1995 and
October 31, 1994 was as follows:

  January 31,                                 October 31,
    1995                                         1994
                                                 -----------        -----------
Short-term notes payable                        $ 52,844       $ 14,419
Long-term obligations, including current portion                467,291         571,054
                                                 -----------         ----------
520,135                                          585,473
Minority interest                                 86,291         85,570
Shareholders' equity, excluding SECT             526,250        556,125
                                                 -----------         -----------

Total capitalization                          $1,132,676     $1,227,168
                                                 ===========         ===========
Debt to capitalization ratio                       45.9%          47.7%
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

