Form 10-Q
period 1995-04-30
HARNISCHFEGER INDUSTRIES INC
filed 1995-06-14
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
        ------------------------------------
               Washington, D.C.  20549

                      FORM 10-Q
                     ----------
                     (MARK ONE)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
_____  OF THE SECURITIES EXCHANGE ACT OF 1934
 X   FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1995
- -----                              ---------------
                         OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
______OF THE SECURITIES EXCHANGE ACT OF 1934
______FOR THE TRANSITION PERIOD FROM _____ TO____


            COMMISSION FILE NUMBER 1-9299
            -----------------------------
           HARNISCHFEGER INDUSTRIES, INC.
    (Exact name of registrant as specified in its charter)



          Delaware                   39-1566457
- ---------------------------------------------
(State of incorporation)         (I.R.S. Employer
                                 Identification No.)

13400 Bishops Lane, Brookfield, Wisconsin  53005
- -----------------------------------------------
               (414) 671-4400
- -----------------------------------------------
(Address & telephone number of principal executive offices)


Indicate by checkmark whether the registrant:  (1)
has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                 No
             -----                  -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Class               Outstanding at June 13,
1995
- --------------------------------------------------
- -
Common Stock,              47,978,048 shares
$1 par value





               HARNISCHFEGER INDUSTRIES, INC.


                      FORM 10-Q
                   April 30, 1995

                        INDEX



                                             Page No.
                                        -----------
PART I.   Financial Information:

               Statement of Income -            1-2
                  Three and Six Months Ended
                  April 30, 1995 and 1994

               Balance Sheet -                  3-4
                  April 30, 1995 and
                  October 31, 1994

               Statement of Cash Flows -        5-6
                  Six Months Ended
                  April 30, 1995 and 1994

               Statement of Shareholders' Equity -   7
                  Six Months Ended
                  April 30, 1995 and 1994

               Notes to Financial Statements   8-12

               Management's Discussion and Analysis
               of Results of Operations and Financial
               Condition                      13-19


PART II.  Other Information                      20

Signatures                                       21

Page No. 1
- ------------
PART I.  FINANCIAL INFORMATION
- -------------------------------

HARNISCHFEGER INDUSTRIES, INC.
- -------------------------------
STATEMENT OF INCOME
(Amounts in thousands except per share amounts)
(Unaudited)


                                                Three Months Ended
                                                 April 30,
                                               -----------------------------
                                      1995*         1994**
                                    -----------    ---------
Revenues
   Net Sales                          $541,013 $355,337
   Other Income                         10,652           10,720
                                    ------------  ----------
   551,665                             366,057

Cost of Sales                          417,090  276,560
Product Development, Selling
  and Administrative Expenses           86,852           69,708
   ----------                        ----------
Operating Income                        47,723   19,789

Interest Expense - Net                 (11,216)         (11,018)
   ----------                         ---------
Income Before Joy Merger Costs, Provision
   For Income Taxes and Minority Interest        36,507   8,771
Joy Merger Costs                            -                 -

Provision  for Income Taxes (including
    credit of $6,075 relating to Joy merger
    costs)                             (12,750)          (3,627)

Minority Interest                       (2,712)            (370)
   ----------                         ---------
Income From Continuing Operations
  (after deducting $11,384, net of
   applicable income taxes, related
   to Joy Merger costs)                 21,045    4,774

Income (loss) from and (Net Loss) on Sale of
   Discontinued Operations, net of
    applicable income taxes            (1,776)      331
Extraordinary Loss on Retirement of
    Debt, net of applicable income taxes    -         -
Cumulative Effect of Accounting
  Change, net of applicable income
  taxes and minority interest               -                 -
   ---------                           --------
Net Income (Loss)                    $  19,269  $ 5,105
   ---------                           --------

   Page No. 2
   ---------------
Earnings (Loss) Per Share
  Income from continuing operations (after
   deducting $0.24 per share related to Joy
   merger costs)                         $0.46    $0.11
  Income (loss) from and (net loss) on sale of
    discontinued operation               (0.04)    0.01
  Extraordinary loss on retirement of debt  -         -
  Cumulative effect of accounting change    -         -
   -------                             --------
  Net income (loss)                      $0.42    $0.12
   =====                                  =====

* FY 1995 amounts reflect Joy Environmental as a discontinued operation.
** FY 1994 amounts are restated to include the results of Joy Technologies Inc. and to reflect Joy Environmental as a discontinued operation.

   See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
- -------------------------------
STATEMENT OF INCOME
(Amounts in thousands except per share amounts)
(Unaudited)


                          Six Months Ended
                                      April 30,
                  -----------------------------
                                      1995*         1994**
                                    -----------  -----------
Net Sales                             $990,382 $696,241
Other Income                            19,908           19,662
                                    -----------  -----------
   1,010,290                           715,903

Cost of Sales                          768,713  541,885
Product Development, Selling
  and Administrative Expenses          159,714          137,055
                                     --------- -----------
Operating Income                        81,863   36,963

Interest Expense - Net                 (22,708)         (22,205)
   ----------                        ----------
Income Before Joy Merger Costs, Provision
   For Income Taxes and Minority Interest        59,155  14,758

Joy Merger Costs                       (17,459)               -

Provision  for Income Taxes (including
    credit of $6,075 relating to Joy merger
    costs)                             (14,600)          (5,274)

Minority Interest                       (2,858)            (698)
   ----------                         ---------
Income From Continuing Operations
  (after deducting $11,384, net of applicable
    income taxes, related to
     Joy Merger costs)                  24,238            8,786

Income (loss) from and (Net Loss) on Sale of
   Discontinued Operations, net of
    applicable income taxes            (24,410)     363
Extraordinary Loss on Retirement of
    Debt, net of applicable income taxes         (3,481)      -
Cumulative Effect of Accounting
  Change, net of applicable income
  taxes and minority interest               -           (81,696)
                                       ---------- -----------
Net Income (Loss)                      $(3,653)       $ (72,547)
                                       ========== ============

Earnings (Loss) Per Share
  Income from continuing operations (after
   deducting $0.24 per share related to Joy
   merger costs)                        $ 0.53  $  0.20
  Income (loss) from and (net loss) on sale of
    discontinued operation               (0.53)    0.01
  Extraordinary loss on retirement of debt        (0.08)      -
  Cumulative effect of accounting change             -    (1.88)
   --------                           ---------
  Net income (loss)                     $(0.08)  $(1.67)
   =====                                  =====

*   FY 1995 amounts are reclassified to reflect Joy
Environmental as a discontinued operation.
** FY 1994 amounts are restated to include the results of Joy Technologies Inc. and to reflect Joy Environmental as a discontinued operation.

   See accompanying notes to financial statements.

   Page No.3
   --------------

HARNISCHFEGER INDUSTRIES, INC.
- -----------------------------------------------------
BALANCE SHEET
- ---------------------------
(Dollar amounts in thousands)
(Unaudited)


   April 30,
     1995
- -------------
Assets

Current Assets:
  Cash and cash equivalents                    $  131,886
  Accounts receivable                             461,665
  Allowance for doubtful accounts                  (7,521)
  Inventories                                     415,732
  Net current assets of discontinued operations         -
  Other current assets                             60,324
- -------------
        1,062,086

Property, Plant and Equipment:
  Land and improvements                            31,287
  Buildings                                       233,031
  Machinery and equipment                         646,283
- ------------
910,601
  Accumulated depreciation                       (433,304)
- ------------
477,297
Investments and Other Assets:
  Investment in Measurex Corporation               29,402
  Goodwill                                        146,866
  Intangible assets                                71,697
  Noncurrent assets of discontinued operations          -
  Other assets                                    107,404
- --------------
   355,369
- -------------
$1,894,752
==============

See accompanying notes to financial statements.

                                       Page No. 4

HARNISCHFEGER INDUSTRIES, INC.
- -----------------------------------------------------
BALANCE SHEET
- ---------------------------
(Dollar amounts in thousands)
(Unaudited)


   October 31,
       1994
- ----------------
Assets

Current Assets:
  Cash and cash equivalents                    $  196,455
  Accounts receivable                             429,101
  Allowance for doubtful accounts                  (7,230)
  Inventories                                     357,847
  Net current assets of discontinued operations    20,047
  Other current assets                             47,181
- -------------
     1,043,401

Property, Plant and Equipment:
  Land and improvements                            31,999
  Buildings                                       235,708
  Machinery and equipment                         633,975
- ------------
901,682
  Accumulated depreciation                       (411,445)
- ------------
490,237

Investments and Other Assets:
  Investment in Measurex Corporation               66,347
  Goodwill                                        143,899
  Intangible assets                                69,729
  Noncurrent assets of discontinued operations     43,251
  Other assets                                    125,089
- ------------
      448,315
- ------------
$1,981,953
============


See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.
- ----------------------------------------------------
BALANCE SHEET
- --------------------------
(Dollar amounts in thousands)
(Unaudited)
  April 30,
     1995
- -------------
Liabilities and Shareholders' Equity

Current Liabilities:
  Short-term notes payable, including current
    portion of long-term obligations                          $   19,987
  Trade accounts payable                          237,358
  Employee compensation and benefits               82,010
  Advance payments and progress billings          157,939
  Accrued warranties                               32,814
  Other current liabilities                       114,741
 -----------
       644,849

Long-term Obligations                             460,400

Other Liabilities:
  Liability for postretirement benefits           110,460
  Accrued pension costs                            53,207
  Other liabilities                                23,076
  Deferred income taxes                            19,440
- ------------
       206,183

Minority Interest                                  88,629
Shareholders' Equity:
  Common stock (issued 50,602,098 and
   50,506,471 shares, respectively)                50,602
  Capital in excess of par value                  585,113
  Retained earnings                                 2,170
  Cumulative translation adjustments              (43,294)
- ------------
        594,591
  Less:Stock Employee Compensation
     Trust (1,521,439 and 2,150,416
     shares, respectively) at market              (44,882)
   Treasury stock (2,962,604 and
        2,852,604 shares, respectively)
        at cost                                   (55,018)
              -------------
                  494,691
              -------------
              $1,894,752
              =============

See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.
- ----------------------------------------------------
BALANCE SHEET
- --------------------------
(Dollar amounts in thousands)
(Unaudited)
                                                   October 31,
                                                      1994
                                               ---------------

Liabilities and Shareholders' Equity

Current Liabilities:
  Short-term notes payable, including current
    portion of long-term obligations                          $   16,540
  Trade accounts payable                          237,618
  Employee compensation and benefits               75,679
  Advance payments and progress billings          121,212
  Accrued warranties                               33,529
  Other current liabilities                       127,498
              ------------
            612,076

Long-term Obligations                             568,933

Other Liabilities:
  Liability for postretirement benefits           118,610
  Accrued pension costs                            55,409
  Other liabilities                                18,239
  Deferred income taxes                            20,751
              ------------
            213,009

Minority Interest                                  85,570

Shareholders' Equity:
  Common stock (issued 50,602,098 and
   50,506,471 shares, respectively)                50,506
  Capital in excess of par value                  576,886
  Retained earnings                                19,936
  Cumulative translation adjustments              (39,194)
              ------------
            608,134
  Less:Stock Employee Compensation
          Trust (1,521,439 and 2,150,416
          shares, respectively) at market         (53,760)
   Treasury stock (2,962,604 and
          2,852,604 shares, respectively)
          at cost                                 (52,009)
              --------------
                  502,365
              -------------
              $1,981,953
              ==============

See accompanying notes to financial statements.



HARNISCHFEGER INDUSTRIES, INC.                     Page No. 5
STATEMENT OF CASH FLOWS
- ----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)
              Six Months Ended
                         April 30,
              -----------
                                                    1995
        ----------
Operating Activities
   Net income (loss)                              $(3,653)
        Add (deduct) - Items not affecting cash:
         Income (loss) from and net loss on sale of
           discontinued operations                 24,410
         Extraordinary loss on retirement of debt   3,481
         Cumulative effect of accounting change        --
         Depreciation and amortization             36,757
        Minority interest, net of dividends paid    2,412
         Deferred income taxes - net                5,036
         Other - net                               (3,136)
   Changes in working capital
        (Increase) decrease in accounts receivable - net         (28,766)
        (Increase) decrease in inventories        (27,970)
        (Increase) in other current assets        (16,459)
        (Decrease) in trade accounts payable      (10,652)
        (Decrease) in employee compensation and benefits          (2,369)
        Increase in advance payments and progress
          billings                                 37,690
        (Decrease) in other current liabilities   (15,699)
         ----------
           Net cash provided by (applied to)
         operating activities         1,082
         ----------
Investment and Other Transactions
   Sale of investment in Measurex Corporation      43,578
   Sale of Syscon Corporation                      45,000
   Property, plant and equipment - net            (24,800)
   Other - net                                      1,210
         ------------
         Net cash provided by (applied to) investment
             and other transactions                64,988
Financing Activities
   Dividends paid                                  (9,195)
   Exercise of stock options                        5,744
   Purchase of treasury stock                      (3,009)
   Issuance of long-term obligations                   --
   Redemption of long-term obligations            (99,939)
   (Decrease) increase in short-term notes payable                  (251)
         ------------
           Net cash (applied to) financing activities           (106,650)
         ------------
         Page No. 6
         ---------------
Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                  (283)
         -----------
(Decrease) in Cash and Cash Equivalents           (40,863)
(Use) of Cash by Joy Technologies from
   February 26, 1994 to October 31, 1994          (23,706)
Cash and Cash Equivalents at Beginning of Period  196,455
         -----------
Cash and Cash Equivalents at End of Period       $131,886
         =======
See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.                   Page No. 5
STATEMENT OF CASH FLOWS
- ----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)
         Six Months Ended
         April 30
          ----------------
                                                     1994
             -----------
Operating Activities
   Net income (loss)                            $ (72,547)
        Add (deduct) - Items not affecting cash:
         Income (loss) from and net loss on sale of
           discontinued operations                   (363)
         Extraordinary loss on retirement of debt     --
         Cumulative effect of accounting change    81,696
         Depreciation and amortization             36,760
        Minority interest, net of dividends paid      264
         Deferred income taxes - net                1,895
         Other - net                              (10,057)
   Changes in working capital
        (Increase) decrease in accounts receivable - net           6,170
        (Increase) decrease in inventories            143
        (Increase) in other current assets         (5,984)
        (Decrease) in trade accounts payable         (729)
        (Decrease) in employee compensation and benefits          (4,413)
        Increase in advance payments and progress
          billings                                 12,156
        (Decrease) in other current liabilities   (49,114)
         ------------
           Net cash provided by (applied to)
         operating activities        (4,123)
         ------------
Investment and Other Transactions
   Sale of investment in Measurex Corporation          --
   Sale of Syscon Corporation                          --
   Property, plant and equipment - net            (17,754)
   Other - net                                      3,181
         ------------
         Net cash provided by (applied to) investment
             and other transactions               (14,573)
         ------------
Financing Activities
   Dividends paid                                  (5,133)
   Exercise of stock options                        1,160
   Purchase of treasury stock                        (124)
   Issuance of long-term obligations                2,729
   Redemption of long-term obligations            (16,802)
   (Decrease) increase in short-term notes payable                 5,483
         ------------
           Net cash (applied to) financing activities            (12,687)
         ------------
         Page No. 6
         ---------------
Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                   489
         -----------
(Decrease) in Cash and Cash Equivalents           (30,894)
(Use) of Cash by Joy Technologies from
   February 26, 1994 to October 31, 1994               --
Cash and Cash Equivalents at Beginning of Period  165,074
         ----------
Cash and Cash Equivalents at End of Period       $134,180
         ===========
See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.                             Page No. 7
- ---------------------------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY
- ---------------------------------------------------
(Dollar amounts in thousands)
(Unaudited)
                                 Capital in
   Common                        Excess of     Retained
                             Stock   Par Value Earnings
                        ------------    ---------------         ------------
Six Months Ended April 30, 1995
- --------------------------------------------
Balance at October 31, 1994  $50,506  $576,886 $19,936
Adjustment related to Joy Technologies from
  February 26, 1994 -  October 31, 1994              13       182             (4,575)
                        ------------     -------------------------
Adjusted Balance at November 1, 1994     50,519577,068     15,361
 Net loss                                                       (3,653)
 Translation adjustments
 Exercise of 290,029 stock options83      (117)
 Dividends paid ($.20 per share)                (9,538)
 Dividends on shares held by SECT          343
 Adjust SECT shares to market value      7,819
 110,000 shares acquired as treasury stock
 422,240 shares purchased by employee
   benefit plans
                          ----------       ------------ ----------
Balance at April 30, 1995    $50,602  $585,113  $2,170
                              ======    =======  ======
Six Months Ended April  30, 1994
- --------------------------------------------
Balance at October 31, 1993  $50,575  $560,178 $85,227
 Net loss                                                 (72,547)
 Translation adjustments
 Exercise of 68,100 stock options         (407)
 Issuance of restricted stock             (120)
 4,875 shares acquired as
    treasury stock
 Dividends paid ($.20 per share)                                     (5,590)
 Dividends on shares held by SECT          457
 Adjust SECT shares to market value     (2,504)
 194,379 shares purchased by
   employee benefit plans
 Joy Technologies Inc. pre-merger activity                    (59)
                          ----------       ------------  ---------
Balance at April 30, 1994    $50,575  $557,545  $7,090
                              ======    =======  ======
See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.                   Page No. 7
- --------------------------------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY
- ----------------------------------------------------------------
(Dollar amounts in thousands)
(Unaudited)
                         Cumulative
                        Translation                      Treasury
                         Adjustments   SECT                Stock
                        ------------    ---------------         ------------
Six Months Ended April 30, 1995
- --------------------------------------------
Balance at October 31, 1994           $(39,194)          $(53,760) $(52,009)
Adjustment related to Joy Technologies
  from February 26, 1994 -
 October 31, 1994             1,742                  -                    -
                         -----------      -------------         ------------
Adjusted Balance at November 1, 1994   (37,452)(53,760)   (52,009)
 Net loss
 Translation adjustments     (5,842)
 Exercise of 290,029 stock options       5,778
 Dividends paid ($.20 per share)
 Dividends on shares held by SECT
 Adjust SECT shares to market value     (7,819)
 110,000 shares acquired as treasury
   stock                                        (3,009)
 422,240 shares purchased by employee
   benefit plans                                           10,919
                          ----------       ------------ ----------
Balance at April 30, 1995  $(43,294)  $(44,882)          $(55,018)
                             =======    ======= =======
Six Months Ended April  30, 1994
- --------------------------------------------
Balance at October 31, 1993           $(40,566)          $(55,900) $(88,345)
 Net loss
 Translation adjustments     (1,614)
 Exercise of 68,100 stock options        1,567
 Issuance of restricted stock              262
 4,875 shares acquired as
    treasury stock                                (124)
 Dividends paid ($.20 per share)
 Dividends on shares held by SECT
 Adjust SECT shares to market value      2,504
 194,379 shares purchased by
   employee benefit plans                4,250
 Joy Technologies Inc. pre-merger
   activity
                           ---------   -------- -------
Balance at April 30, 1994  $(42,180)  $(47,317)          $(88,469)
                           =========    ======= =======
See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.                   Page No. 7
- --------------------------------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY
- ----------------------------------------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                        Total
                                           ------------
Six Months Ended April 30, 1995
- --------------------------------------------
Balance at October 31, 1994           $502,365
Adjustment related to Joy Technologies from
  February 26, 1994 -  October 31, 1994         (2,638)
                                           ------------
Adjusted Balance at November 1, 1994           499,727
 Net loss                               (3,653)
 Translation adjustments                (5,842)
 Exercise of 290,029 stock options       5,744
 Dividends paid ($.20 per share)        (9,538)
 Dividends on shares held by SECT          343
 Adjust SECT shares to market value         --
 110,000 shares acquired as treasury stock      (3,009)
 422,240 shares purchased by employee
   benefit plans                        10,919
                                           ------------
Balance at April 30, 1995             $494,691
                                           ============
Six Months Ended April  30, 1994
- --------------------------------------------
Balance at October 31, 1993           $511,169
 Net loss                              (72,547)
 Translation adjustments                (1,614)
 Exercise of 68,100 stock options        1,160
 Issuance of restricted stock              142
 4,875 shares acquired as
    treasury stock                        (124)
 Dividends paid ($.20 per share)        (5,590)
 Dividends on shares held by SECT          457
 Adjust SECT shares to market value          -
 194,379 shares purchased by
   employee benefit plans                4,250
 Joy Technologies Inc. pre-merger activity                              (59)
                                      ---------
Balance at April 30, 1994             $437,244
                                      =========
See accompanying notes to financial statements.

Page No. 8
- ---------------
HARNISCHFEGER INDUSTRIES, INC.
- --------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------
April 30, 1995
(Amounts in thousands unless indicated)


(a)  Basis of Presentation
   -----------------------------
The consolidated financial statements and related notes give retroactive effect to the mergeron November 29, 1994 (the "Merger") with Joy Technologies Inc. ("Joy") for all periods presented, accounted for as a pooling of interests. The consolidated balance sheets as of April 30, 1995 and October 31, 1994 include the accounts of Joy as of April 30, 1995 and February 25, 1994, respectively. The consolidated statements of income as of April 30, 1995 and April 30, 1994 include the accounts of Joy for the three and six month periods ended April 30, 1995 and August 27, 1993, respectively. The consolidated statements of cash flows for the six month periods ended April 30, 1995 and 1994 include the cash flows of Joy for the six month periods ended April 30, 1995 and August 27, 1993, respectively. See Note (b) - Acquisition of Joy Technologies Inc. The consolidated statement of income for the three month period and six month periods ended April 30, 1995 and April 30, 1994 have also been restated to reflect the Company's proposed divestiture of Joy Environmental Technologies ("JET") announced April 12, 1995 and accounted for as a discontinued operation. See Note (c) - Divestitures and Discontinued Operations. The term "Company" as used in these consolidated financial statements refers to Harnischfeger Industries, Inc. and its subsidiaries, including Joy.

In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and six months ended April 30, 1995 and 1994, cash flows for the six months ended April 30, 1995 and 1994, and the financial position at April 30, 1995 have been made. All adjustments made are of a normal recurring nature. The Joy merger costs, discontinued operations and extraordinary loss on retirement of debt, are discussed in Notes b, c, and g, respectively.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Harnischfeger Industries, Inc. Annual Report on Form 10-K for 1994 and in conjunction with the 1994 financial statements and notes thereto restated to give effect to the Merger, filed on a Current Report on Form 8-K dated March 13, 1995.

The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

(b)  Acquisition of Joy Technologies Inc.
- ------------------------------------------------
On November 29, 1994, the Company completed the acquisition of Joy Technologies Inc. ("Joy") through a stock-for-stock merger following approval of the merger by shareholders of each company. Under the terms of the acquisition, accounted for as a pooling of interests, the Company exchanged 17,720,750 shares of common stock for all of Joy's 31,353,000 outstanding shares of common stock at an exchange ratio of .5652 of a share of the Company's common stock for each share of Joy common stock.

Effective November 1, 1994, the fiscal year of Joy was conformed to the Company's fiscal year. All periods presented have been retroactively restated (See Note (a) -
Basis of

   Page No. 9
   --------------
Presentation). Amounts related to Joy in fiscal 1994 have been retroactively adjusted to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No.
106, "Employers' Accounting for Postretirement Benefits
Other Than Pensions," through the immediate recognition of the obligation as of November 1, 1993 to conform with the Company's adoption.

Joy's operating results for the period February 26, 1994 to October 31, 1994, a net loss of $(4,575) on net sales of $372,304, have been reflected as an adjustment to the combined Company's retained earnings on November 1, 1994.

Transaction costs related to the merger of $17,459 ($11,384 net of tax or $0.24 per share) were charged to income during the first quarter and consisted primarily of investment banker, attorney and accountant fees, severance and related benefits and printing, mailing and registration expenses.

(c)  Divestitures and Discontinued Operations
   -------------------------------------------------------
In the second quarter of fiscal 1994, the Company announced its decision to divest itself of Syscon Corporation ("Syscon"), the remaining unit in the Company's Systems
Group.   Accordingly, the assets and liabilities and
operating results of Syscon were segregated in the consolidated financial statements and were reflected as net assets and results of discontinued operations in the Balance Sheet and Statement of Income, respectively. The Company pursued several alternatives, including a plan providing for the future spin-off of Syscon through a dividend of Syscon stock to the shareholders of HII, and other divestiture alternatives. On February 16, 1995, the Company completed the sale of Syscon to Logicon, Inc. for a cash price of $45,000. In connection with this sale, the Company recorded a loss on sale of discontinued operations of $(21,948) or $(0.48) per share, net of applicable income taxes, in the first quarter of 1995.

On April 12, 1995, the Company announced that it had signed a letter of intent relating to the proposed divestiture of Joy Environmental Technologies ("JET"), a supplier of air pollution and ash handling equipment for electric utilities and other industrial operations, to Babcock & Wilcox, an operating unit of McDermott International. Accordingly, the operating results of JET were segregated and reflected in the Consolidated Statement of Income as a discontinued operation. As a result, the Statement of Income reflects an estimated loss from discontinued operations of $(1,776) or $(.04) per share and $(2,462) or $(.05) per share for the three months and six months ended April 30, 1995, respectively. Prior comparative periods have also been restated to reflect JET as a discontinued operation. The Company expects the transaction to be completed by the end of the year.

(d)Inventories
- ----------------

Consolidated inventories consisted of the following:
                                           April 30,      October 31,
                                             1995            1994
                                        -------------   ---------------
Finished goods                             $201,751           $ 182,084
Work in process and purchased parts         197,782             158,038
Raw materials                                83,812              79,766
                                         ------------     -------------
                                            483,345             419,888
Less excess of current cost over stated
  LIFO value                                (67,613)            (62,041)
                                         ------------     -------------
                                           $415,732            $357,847
                                         ============      ============

   Page No. 10
   ---------------
Inventories valued using the LIFO method represented approximately 84% and 81% of consolidated inventories at April 30, 1995 and October 31, 1994, respectively.

The Company has reduced inventory by $6,317 and $3,739 at April 30, 1995 and October 31, 1994, respectively, for progress payments received on contracts accounted for on the completed contract method.

(e)Research and Development Expense
- -------------------------------------------------
Research and development costs are expensed as incurred.
Such costs incurred in the development of new products or significant improvements to existing products amounted to $7,868 and $6,966 for the three months and $14,834 and $15,016 for the six months ended April 30, 1995 and 1994, respectively. Certain capital expenditures used in research activities, such as the construction of the new pilot paper machine to be used in research and for customer tests, are capitalized and depreciated over their expected useful lives.

(f)Interest Expense - Net
- ------------------------------

Net interest expense consisted of the following:

                                 Three Months Ended
                                      April 30,
                              ----------------------------
                                 1995            1994
                              ---------------------------
Interest income                 $   2,100      $   2,143
Interest expense                  (13,316)       (13,161)
                              -------------  -------------
Interest expense - net           $(11,216)       $(11,018)
                              ------------   -------------

Net interest expense consisted of the following:

                                   Six Months Ended
                                       April 30,
                              ------------------------
                                 1995          1994
                              -----------------------
Interest Income                $   3,766    $  3,928
Interest expense                 (26,474)    (26,133)
                              ----------   -----------
Interest expense - net         $ (22,708)   $(22,205)
                              ----------   -----------





(g)Long-Term Obligations
- -------------------------------

Long-term obligations at April 30, 1995 and October 31, 1994 consisted of the following:

                                         April 30,          October 31,
                                            1995              1994
                                       -------------      ---------------
10 1/4% Senior Notes due 2003             $188,380           $200,000
Bank Facility                                    -             90,785
8.9% Debentures, due 2022                   75,000             75,000
8.7% Debentures, due 2022                   75,000             75,000
Senior Notes, Series A through D, at
  interest rates of between 8.9% and
  9.1%, due 1996 to 2006                    75,000             75,000
Industrial Revenue Bonds, at interest
  rates of between 5.9% and 8.8%
  due 1995 to 2017                          32,428             32,632
Other                                       16,650             22,637
                                         -----------        -----------
                                           462,458            571,054
Less:  Amounts payable within one year       2,058              2,121
                                          ----------        ----------
                                          $460,400           $568,933
                                          ==========         =========

The $90,785 Tranche B term loan, the remaining borrowings outstanding under the Joy Bank Facility, was repaid in full on November 29, 1994 upon the consummation of the Company's

Page No. 11

merger with Joy. The Bank Facility agreement, including its revolving credit agreement, was terminated following the merger. In addition, under Joy's 10 1/4% Senior Notes Indenture, Joy was required upon a change in control to make an offer to purchase the outstanding Senior Notes at 101% of the principal amount thereof plus accrued interest. On December 29, 1994, Joy issued an offer to purchase for cash any and all of its outstanding 10 1/4% Notes. This offer expired on February 10, 1995 with $270 being redeemed under the offer. Prior to this tender offer, the Company had purchased $11,350 of outstanding 10 1/4% Senior Notes in unsolicited open market transactions. As a result of the Bank Facility and 10 1/4% Senior Note redemptions, the Company recorded an extraordinary loss on debt retirement, net of applicable income taxes, of $(3,481) or $(0.08) per share in the first quarter, consisting primarily of unamortized financing costs and redemption premiums.

In November, 1993, the Company entered into a four-year
Revolving Credit Facility Agreement with certain domestic and foreign financial institutions that allowed for borrowings of up to $150,000 at rates expressed in relation to LIBOR and other rates. In November, 1994, the facility was increased to $240,000 and was extended to November, 1998. A facility fee is payable on the Revolving Credit
Facility. At April 30, 1995, there were no outstanding borrowings related to the Revolving Credit Facility.

(h)Contingent Liabilities
- -----------------------------
At April 30, 1995, the Company was contingently liable to banks, financial institutions, and others for approximately $130,700 for outstanding letters of credit securing performance of sales contracts and other guarantees in the ordinary course of business, excluding the HEI back-up bond guarantee facility. The Company may also guarantee performance of its equipment at levels specified in sales contracts without the requirement for letters of credit. One such guarantee may require repayment of a loan to the customer approximating the value of the related paper machine in the event certain performance tests are not achieved. Performance guarantees are a normal part of the Company's business and have not resulted in significant cash outlays.

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

Page No. 12
- ------------
In addition, in accordance with the terms of the agreement between the Company and H-K Systems, Inc., formally Harnischfeger Engineers, Inc, the Company has made available a back-up bonding guarantee facility for certain bid, performance and other contract bonds issued by H-K Systems, Inc. The amount of guarantees outstanding cannot exceed $90,000 during fiscal 1995, with the maximum amount decreasing to zero by November, 1998. Outstanding contract bonds under the guarantee arrangement totalled approximately $75,000 at April 30, 1995; H-K Systems, Inc. typically requires similar bonds from its major subcontractors. Such guarantees have been part of H-K Systems, Inc.'s business in the past and have not resulted in significant cash outlays. The back-up facility may not be used for new types of business or for projects outside of North America, nor does it permit exposure to consequential damages on commercial contracts.

(i)  U.S. Patent Infringement Case Jury Awards
- ----------------------------------------------
On November 23, 1994, a Federal court jury in Madison, Wisconsin returned a verdict finding that Valmet Corporation of Finland infringed a patent on Bel-Champ(TM) paper machine drying technology. In connection with this suit, the jury awarded Beloit $7,875 in damages. The verdict in this case has been appealed by Valmet. In addition, on June 9, 1995, a Federal court jury returned a verdict finding that J.M. Voith GmbH of Heidenheim, Germany and Voith, Inc. of Appleton, Wisconsin infringed two patents on the same Bel-Champ technology. The jury awarded damages to Beloit in the amount of $6,000. It is expected that this verdict will be appealed. The awards have not been recorded in the Company's financial statements.

(j)Sale of Measurex Stock
- -------------------------
On December 29, 1994, Measurex Corporation repurchased for $21.50 per share approximately 2,000 shares of its stock which had been purchased by the Company. The transaction reduced the Company's interest in Measurex from 20% to 10%. The Company recorded a gain in Other Income in the first quarter of fiscal 1995 in connection with the sale of Measurex shares. Measurex continues to have cooperative agreements with the Company's Beloit Corporation subsidiary and the sale of these shares had no impact on the agreements.

   Page No. 13
   ----------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE AND SIX MONTHS ENDED APRIL 30, 1995 AND 1994
- ----------------------------------------------------
(Amounts in thousands unless indicated)

Net income (loss) for the three and six months ended April 30, 1995 amounted to $19,269, or $.42 per share, and $(3,653), or
$(.08) per share, as compared to net income of $5,105, or $.12 per share, for the three months and $(72,547), or $(1.67) per share for the six months ended April 30, 1994. Income from continuing operations amounted to $21,045, or $.46 per share, for the three months and $24,238, or $.53 per share, for the six months ended April 30, 1995 as compared to income of $4,774, or $.11 per share, for the three months and $8,786, or $.20 per share, for the six months ended April 30, 1994. Net results for the three and six month periods ended April 30, 1995 included a loss for the Company's discontinued environmental segment of $(1,776), or $(.04) per share, and $(2,462), or $(.05) per share, respectively. Results for the six month period ended April 30, 1995 were also reduced by a charge of $(21,948), or $(.48) per share, to record a loss on the sale of the discontinued operation, Syscon, and for a charge of $(3,481), or $(.08) per share, for the extraordinary loss on retirement of debt related to the Joy Tranche B term loan and some Joy 10 1/4% Senior Notes. Net results for the three and six month periods ended April 30, 1994 included income from the Company's discontinued operation, Syscon, of $473, or $.01 per share, and $904, or $.02 per share, respectively, and a loss from the Company's discontinued environmental segment of $(142), or $(.00) per share, and $(541), or $(.01) per share, respectively.

Net results for the first six months ended April 30, 1994 were reduced by $(81,696) or $(1.88) per share to record the cumulative effect of the accounting change related to the adoption of FAS 106 ("Employers' Accounting for
Postretirement Benefits Other Than Pensions").

Per share calculations for the first six months of 1995 and 1994 were based on 45,868 and 43,398 average shares outstanding, respectively. The increase in average shares outstanding reflects the September 1994 sale of 2,000 shares of Common Stock in a private transaction. This sale of stock satisfied the requirements under pooling of interests accounting rules to replace shares repurchased during the two years prior to the announcement of the Company's merger with Joy. The shares were sold from treasury stock.

Significant factors contributing to the $15,452 increase in income from continuing operations for the first six months of 1995 as compared to 1994 included: (1) a $44,900 increase in operating income as described in the Segment Information section which follows, offset by (2) a $503 increase in interest expense resulting from higher interest rates on certain Joy debt as compared to the 1994 period, (3) a $9,326 increase in the provision for income taxes due to higher pre-tax income, (4) a $2,160 increase in minority interest due to higher after-tax results of certain operations owned in part by other entities, and (5) Joy merger transaction costs of $17,459 consisting primarily of investment banker, attorney and accountant fees, severance and related benefits and printing, mailing and registration expenses.

The Company announced its decision in the second quarter of fiscal 1994 to divest itself of the Systems Group's remaining subsidiary, Syscon Corporation. The assets and liabilities and operating results of Syscon were segregated in the consolidated financial statements and were reflected as net assets and results of discontinued operations in the Balance Sheet and Statement of Income, respectively. On February 16, 1995, the Company completed the sale of Syscon to Logicon, Inc. for a cash price of $45,000. In the first quarter of fiscal 1995, in connection with

   Page No. 14
   ----------------
this sale, the Company recorded a loss on sale of discontinued operation of $(21,948), or $(0.48) per share, net of applicable income taxes.

On April 12, 1995, the Company announced that it had signed a letter of intent relating to the proposed divestiture of Joy Environmental Technologies ("JET"), a supplier of air pollution and ash handling equipment for electric utilities and other industrial operations, to Babcock & Wilcox, an operating unit of McDermott International. Accordingly, the operating results of JET were segregated and reflected in the Consolidated Statement of Income as a discontinued operation. As a result, the Statement of Income reflects an estimated loss on sale of discontinued operations of $(1,776) or $(.04) per share and $(2,462) or $(.05) per share for the three months and six months ended April 30, 1995, respectively. Prior comparative periods have also been restated to reflect JET as a discontinued operation. The Company expects the transaction to be completed by the end of the year.





Page No. 15
- ------------
Segment Information
- -----------------------------

Operating results of the Company's business segments for the second quarter and first six months of 1995 and 1994 are summarized as follows:

Second Quarter                           Net Sales           Operating Income
- -------------------------           --------------------------        -------------------------
 1995*                        1994** 1995*    1994**
- ----------                ----------      ----------        ----------
Papermaking Machinery and
  Systems                   $225,579       $164,553          $ 12,311  $6,528
Mining Equipment             253,141163,442  34,207  16,293
Material Handling Equipment           62,293         27,342     6,227   3,430
- -----------                ---------       -----------------
  Total Business Segments   $541,013       $355,337            52,745  26,251
 =======                     =======----------------

Corporate Administration                             (5,022)   (6,462)
                           -----------------
Operating Income                            $47,723 $19,789
                            ======== =======

Six Months                               Net Sales           Operating Income
- ----------------------              --------------------------        -------------------------
 1995*                      1994**   1995*    1994**
- ----------               -----------      ----------        ----------
Papermaking Machinery and
  Systems                   $427,911       $311,529          $25,146  $13,064
Mining Equipment             452,223333,310         56,876     29,693
Material Handling Equipment             110,248      51,402            9,549      5,214
- -----------                ----------------- -------
 Total Business Segments    $990,382       $696,241           91,571    47,97
  ======                     =======
Corporate Administration                            (9,708)   (11,008)
                           --------- -------
Operating Income                                   $81,863    $36,963
                           ========= =======

*    FY 1995 amounts reflect Joy Environmental as a discontinued operation.
** FY 1994 amounts are restated to include the results of Joy Technologies Inc. and to reflect Joy
Environmental as a discontinued operation.


Second Quarter                          Orders Booked               Backlog at
- -------------------------           ---------------------   ----------------------
  1995*                       1994**       4/95*      1/95*
- ----------                 -------------------------
Papermaking Machinery and
  Systems                   $247,591       $194,233          $700,105 $678,093
Mining Equipment             232,375162,894         172,344    193,110
Material Handling Equipment           66,213         28,101           112,566    108,646
- -----------                 ---------------- -------
  Total Business Segments   $546,179       $385,228          $985,015 $979,849
=========                    ======= ======= =======





Six Months                              Orders Booked               Backlog at
- ----------------------              -----------------------           ---------------------
  1995*                     1994**        4/95*      10/94**
- ------------             -----------    ------------         ---------
Papermaking Machinery and
  Systems                   $494,246       $344,544          $700,105 $633,770
Mining Equipment             433,667316,964         172,344    190,900
Material Handling Equipment                   115,702          51,955           112,566    107,112
- -------------               --------       -----------------
 Total Business Segments  $1,043,615       $713,463          $985,015 $931,782
========                     =============== =======




*    FY 1995 amounts reflect Joy Environmental as a discontinued operation.
** FY 1994 amounts are restated to include the results of Joy Technologies Inc. and to reflect Joy
Environmental as a discontinued     operation.

Page No. 16
- ----------------
Segment Information - Continuing Operations
- -------------------------------------------------------------
The Papermaking Machinery and Systems segment contributed sales and operating profit of $427,911 and $25,146, respectively, for the first six months of 1995, as compared to net sales of $311,529 and operating profit of $13,064 for the corresponding period in 1994. Sales increased 37% in 1995 due to a cyclical upturn in the industry, with second quarter sales growing 11% over first quarter sales. Operating profit for the first six months included the gain from the sale of Measurex stock. Operating profit in 1994 includes income realized from a favorable settlement of Canadian patent litigation. Bookings for the first six months of 1995 amounted to $494,246 as compared to $344,544 for the same period in 1994.

Net sales of the Mining Equipment segment amounted to $452,223 and $333,310 for the first six months of 1995 and 1994, respectively, representing a 36% increase in 1995 as compared to 1994. The sales increase is primarily due to the Joy Mining Machinery's increase in both original equipment and aftermarket and service activity. P&H(TM) Mining Machinery experienced increased sales primarily due to machine sale increases. Operating profit increased to $56,876 for the first six months of 1995 as compared to $29,693 in 1994. The increase in operating profit is primarily due to increased aftermarket business and reduced manufacturing variances. Bookings for the first six months of 1994 amounted to $433,667 as compared to $316,964 for the same period in 1994. The increase is due to U.S. surface mining equipment increases, Joy aftermarket booking increases in the U.S., U.K., and Australia and increased Joy original equipment bookings in South Africa.

The Material Handling Equipment segment contributed sales and operating profit of $110,248 and $9,549, respectively, for the first six months of 1995, as compared to sales of $51,402 and operating profit of $5,214 for the comparable period in 1994. Sales, profitability and bookings increased during the first six months of 1995 compared to 1994 due to the acquisition of Morris Mechanical Handling Limited in September 1994 as well as overall improving results from the segment's other companies. Bookings for the first six months of 1995 and 1994 amounted to $115,702 and $51,955, respectively, up primarily due to the addition of Morris Mechanical Handling Limited.

Segment Information - Divestitures and Discontinued Operations
- --------------------------------------------------------------
In the second quarter of fiscal 1994, the Company announced its decision to divest itself of Syscon Corporation, the remaining unit in the Systems Group. On February 16, 1995, the Company completed the sale of Syscon to Logicon, Inc. for a cash price of $45,000. In connection with this sale, the Company recorded a loss on sale of discontinued operations of $(21,948) or $(0.48) per share, net of applicable income taxes, in the first quarter of fiscal 1995.

On April 12, 1995, the Company announced that it had signed a letter of intent relating to the proposed divestiture of JET to Babcock & Wilcox, an operating unit of McDermott International. Accordingly, the operating results were segregated and reflected in the Consolidated Statement of Income as an estimated loss on discontinued operations of $(1,776) or $(.04) per share and $(2,462) or $(.05) per share for the three months and six months ended April 30, 1995, respectively.




Page No. 17
- ---------------

Income Taxes
- -------------------
The Company's estimated annual effective tax rate for continuing operations for the first six months of 1995 was 35% compared to a 35% federal statutory tax rate.

Postretirement Benefits Other Than Pensions
- ------------------------------------------------------------
During the first quarter of fiscal 1994, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), through the immediate recognition of the obligation. Under SFAS 106, the costs of retiree health care and life insurance benefits are accrued over relevant employee service periods. Previously, these costs were charged to expense as claims were paid. The cumulative effect of the accounting change required by adoption of this standard was a one-time pre-tax charge of $(136,291) ($(81,696) or $(1.88) per share after taxes and minority interest).

In 1993, the Board of Directors of the Company approved a general approach that would culminate in the elimination of all Company contributions towards postretirement health care
benefits.   Increases in costs paid by the Company were capped
for certain plans beginning in 1994 extending through 1998, and Company contributions will be eliminated on January 1, 1999 for most employee groups, excluding Joy. For Joy, based upon existing plan terms, future eligible retirees will participate in a premium cost-sharing arrangement which is based upon age as of March 1, 1993 and position at the time of retirement. Active Joy employees under age 45 as of March 1, 1993 and any new hires after April 1, 1993 will be required to pay 100% of the applicable premium.

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

Page No. 18
- ---------------
Liquidity and Cash Flows
- -----------------------------------

The Company's capital structure at April 30, 1995 and October
31, 1994 was as follows:

  April 30,
    1995
- ---------------
Short-term notes payable                     $    17,929
Long-term obligations, including current portion                462,458
- --------------
480,387

Minority interest                                 88,629
Shareholders' equity, excluding SECT             539,573
- -------------
Total capitalization                          $1,108,589
 ========
Debt to capitalization ratio                       43.3%
========

The Company's capital structure at April 30, 1995 and October 31, 1994 was as follows:

  October 31,
     1994
- ---------------
Short-term notes payable                     $    14,419
Long-term obligations, including current portion                571,054
- ---------------
585,473

Minority interest                                 85,570
Shareholders' equity, excluding SECT             556,125
- ---------------
Total capitalization                           $1,227,168
 ==============
Debt to capitalization ratio                       47.7%
========

Cash Flow from Operating Activities
- -------------------------------------------------
Cash flow provided by operating activities was $1,082 for the six months ended April 30, 1995 compared to cash flows used by operating activities of $4,123 for the comparable period in 1994. The increase in cash flow between the periods is primarily a result of increased receipts of advance payments on new contracts offset by increased worldwide inventories and accounts receivable resulting from the worldwide increased sales activity.

Cash Flow from Investment Activities
- ---------------------------------------------------
On December 29, 1994, Measurex Corporation repurchased approximately 2,000 shares of its stock from the Company resulting in an increase in cash flows from investing activities of $43,578. On February 16, 1995, the Company completed the sale of Syscon to Logicon, Inc. resulting in an increase in cash flows from investing activities of $45,000, the cash price of the sale. Net capital expenditures for Property, Plant and Equipment for the six months ended April 30, 1995 were $24,800 compared with $17,754 in 1994, primarily for machinery and equipment in both periods.

Cash Flow for Financing Activities
- ----------------------------------------------
The primary elements of the $106,650 use of cash for financing activities in the first six months of fiscal 1995 was the $95,458 payment for redemption of Joy's Tranche B term loan and partial redemption of Joy 10 1/4% Senior Notes, the payment of two quarterly dividends and the purchase of treasury stock offset by the exercise of stock options.

Financing activities for the second quarter of fiscal 1994 used cash of $12,687 for the redemption

Page No. 19
- ----------------
of the remaining mortgage balance related to certain U.S.
facilities and the payment of two quarterly dividends, offset by an increase in short-term domestic borrowings.

Total obligations outstanding at April 30, 1995 were $105,086 lower than at October 31, 1994, primarily due to the redemption of certain Joy debt in the first quarter of fiscal
1995 as discussed above.

The Statement of Cash Flows for the six month period ended
April 30, 1995 has been adjusted to reflect the $23,706 use of cash by Joy from the period February 26, 1994 to October
31, 1994.

The Company maintains the ability to expand its borrowings in several ways, including the following:

(1)A shelf registration with the Securities and Exchange
Commission for the proposed sale of up to $150,000 of debt securities. To date, no securities have been issued under this registration.

(2)A four-year Revolving Credit Financing Facility Agreement between the Company and certain domestic and foreign financial institutions that allows for borrowing of up to $240,000 at rates expressed in relation to LIBOR and other rates.

(3)Short-term bank credit lines of foreign subsidiaries of approximately $87,447, of which approximately $17,929 was outstanding at April 30, 1995.

The Company believes its available cash and borrowing capacity provide adequate liquidity to meet its short-term and long-term obligations.

The Company has no significant capital commitments as of April
30, 1995; any future capital commitments are expected to be funded through cash flow from operations and, if necessary, available lines of credit.

The Company intends to continue to expand its businesses, both internally and through acquisitions. It is expected that new acquisitions would be financed primarily by internally generated funds or additional borrowings.

Agreement with Jagenberg AG
- ------------------------------------------
Pursuant to a cooperation agreement entered into in August 1994, Beloit Corporation and Jagenberg AG would cooperate in the sale of complete systems of paper manufacturing equipment worldwide. The agreement calls for cross shareholding arrangements between certain subsidiaries of Beloit and Jagenberg involved in the winder business. Closing of the transactions contemplated by the cooperation agreement is scheduled to occur in fiscal 1995, subject to the satisfaction of certain conditions.


Page No. 20
- -----------------

             PART II.  OTHER INFORMATION
 --------------------------------------------------
Item 4  Submission of Matters to a Vote of Security Holders
- ----------------------------------------------------------
The information called for by this Item was previously reported in response to Item 4 of Harnischfeger's report on Form 10-Q for the quarterly period ending January 31, 1995.

Item 6  Exhibits and Reports on Form 8-K
   ---------------------------------------------
(a)     Exhibits:
   11  Statement re:  Calculation of Earnings Per Share

(b)     Reports on Form 8-K

   (1)  Current Report on Form 8-K dated February 17,
   1995 announcing that Harnischfeger Industries, Inc.
   had completed its sale of Syscon Corporation to         Logicon, Inc.

   (2) Current Report on Form 8-K dated March 13, 1995 relating to the restatement of financial statements for the year ended October 31, 1994 due to the Joy business combination accounted for as a pooling of interests.

   (3) Current Report on Form 8-K dated March 14, 1995 relating to the restated 1994 quarterly income statements and 1994 quarterly segment information for the Joy business combination accounted for as a pooling of interests.

   (4) Current Report on Form 8-K dated June 9, 1995 relating to the restated 1994 quarterly income statements and 1994 quarterly segment information accounting for Joy Environmental as a discontinued operation.


Page No. 21
- ---------------
FORM 10-Q
- ----------------



                     SIGNATURES
               ----------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   HARNISCHFEGER INDUSTRIES, INC.
   ----------------------------------------------------

                            (Registrant)



                                /s/Francis M. Corby, Jr.
                          -------------------------------
                                   Francis M. Corby, Jr.
                        Executive Vice President For Finance
Date June 14, 1995      and Administration and Chief Financial
- ------------------      Officer

                              /s/James C. Benjamin
                        -------------------------------------
                                 James C. Benjamin
                        Vice President and Controller
Date June 14, 1995      and Chief Accounting Officer
- ------------------

                                                          Exhibit 11


HARNISCHFEGER INDUSTRIES, INC.
- ---------------------------------------------------------
CALCULATION OF EARNINGS PER SHARE
- -----------------------------------------------------------------
(Amounts in thousands except per share amounts)


                             Three Months Ended
                                 April 30,
                  -----------------------------
   1995*                                 1994**
   ----------                        ----------
Average Shares Outstanding              46,045    43,450
   ======                                ======

Income from Continuing Operations      $21,045            $4,774

Income (loss) from and Net Loss on Sale of
   Discontinued Operation,
   net of applicable income taxes       (1,776)      331
Extraordinary Loss on Retirement of Debt,
   net of applicable income taxes            -        -
Cumulative Effect of Accounting
   Change, net of applicable income
   taxes and minority interest               -        -
   ----------                         ---------
Net Income (Loss)                              $19,269     $5,105
   ======                                ======
Earnings (Loss) Per Share
  Income from continuing operations               $0.46             $0.11
  Income (loss) from and (net loss) on sale
    of discontinued operation            (0.04)             0.01
  Extraordinary loss on retirement of debt    -        -
  Cumulative effect of accounting change      -                -
   --------                             -------
  Net income (loss)                       $0.42    $0.12
   =====                                   ====

*  FY 1995 amounts reflect Joy Environmental as a discontinued operation.
**FY 1994 amounts are restated to include the results of Joy Technologies Inc. and to reflect Joy
     Environmental as a discontinued operation.

See accompanying notes to the financial statements

                                                                 Exhibit 11


HARNISCHFEGER INDUSTRIES, INC.
- ---------------------------------------------------------
CALCULATION OF EARNINGS PER SHARE
- -----------------------------------------------------------------
(Amounts in thousands except per share amounts)


                               Six Months Ended
                                     April 30,
                    ---------------------------
   1995*                                 1994**
   ---------                         ----------
Average Shares Outstanding              45,868   43,398
   ======                                 =====

Income from Continuing Operations      $24,238        $   8,786

Income (loss) from and Net Loss on Sale of
   Discontinued Operation,
   net of applicable income taxes      (24,410)     363
Extraordinary Loss on Retirement of Debt,
   net of applicable income taxes       (3,481)       -
Cumulative Effect of Accounting
   Change, net of applicable income
   taxes and minority interest               -  (81,696)
   -----------                     ------------
Net Income (Loss)                      $(3,653)$(72,547)
   ======                               =======
Earnings (Loss) Per Share
  Income from continuing operations               $0.53   $0.20
  Income (loss) from and (net loss) on sale
    of discontinued operation            (0.53)    0.01
  Extraordinary loss on retirement of debt        (0.08)     -
  Cumulative effect of accounting change              -   (1.88)
   --------                             -------
  Net income (loss)                     $(0.08)  $(1.67)
   =====                                  =====

*  FY 1995 amounts reflect Joy Environmental as a discontinued operation.
**FY 1994 amounts are restated to include the results of Joy Technologies Inc. and to reflect Joy
     Environmental as a discontinued operation.

See accompanying notes to the financial statements