Form 10-Q
period 1995-07-31
HARNISCHFEGER INDUSTRIES INC
filed 1995-09-05
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
- ---------------------------------------------------------------
               Washington, D.C.  20549

                      FORM 10-Q
                 ------------------
                     (MARK ONE)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----      OF THE SECURITIES EXCHANGE ACT OF 1934
 X  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1995
- -----
                         OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- ------      OF THE SECURITIES EXCHANGE ACT OF 1934
- ------     FOR THE TRANSITION PERIOD FROM ___   TO ___.



            COMMISSION FILE NUMBER 1-9299
 ---------------------------------------------------
           HARNISCHFEGER INDUSTRIES, INC.
 ---------------------------------------------------
(Exact name of registrant as specified in its charter)



          Delaware                             39-1566457
- ------------------------------              ---------------------

(State of incorporation)                    (I.R.S. Employer
                                             Identification No.)

13400 Bishops Lane, Brookfield, Wisconsin  53005
- -------------------------------------------------------------------
(414) 671-4400   (Address & telephone number of principal executive
- -----------------------------------------------------------------------------
offices)
- ----------

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes    X             No
                                                      -----         -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class            Outstanding at September 5 , 1995
- ----------------------                  --------------------------------------
Common Stock, $1 par value      48,592,629 shares

           HARNISCHFEGER INDUSTRIES, INC.
- -----------------------------------------------------

                      FORM 10-Q
                    July 31, 1995

                        INDEX



                                             Page No.
                                             ----------
PART I.   Financial Information:

               Statement of Income -            1-2
                  Three and Nine Months Ended
                  July 31, 1995 and 1994

               Balance Sheet -                  3-4
                  July 31, 1995 and
                  October 31, 1994

               Statement of Cash Flows -        5-6
                  Nine Months Ended
                  July 31, 1995 and 1994

               Statement of Shareholders' Equity -   7
                  Nine Months Ended
                  July 31, 1995 and 1994

               Notes to Financial Statements   8-12

               Management's Discussion and Analysis

               of Results of Operations and Financial
               Condition                      13-19


PART II.  Other Information                     20

Signatures                                       21


                                           Page No. 1
                                        ---------------------
           PART I.  FINANCIAL INFORMATION
- -----------------------------------------------------

HARNISCHFEGER INDUSTRIES, INC.
- -----------------------------------------------------
STATEMENT OF INCOME
- -------------------------------------
(Amounts in thousands except per share amounts)
(Unaudited)


                           Three Months Ended
                               July 31,
                  -----------------------------
                         1995*         1994**
   ---------                        -----------
Revenues
   Net Sales                          $547,676 $391,079
   Other Income                         32,704             (877)
   -----------                      -----------
   580,380                             390,202

Cost of Sales                          428,144  303,086
Product Development, Selling
  and Administrative Expenses           82,622           63,265
   ----------                        ----------
Operating Income                        69,614   23,851

Interest Expense - Net                  (9,238)         (12,400)
   ----------                       -----------
Income Before Joy Merger Costs, Provision
   For Income Taxes and Minority Interest        60,376  11,451

Joy Merger Costs                             -                -

Provision  for Income Taxes (including
    credit of $6,075 relating to Joy merger
    costs)                             (21,100)          (3,114)

Minority Interest                       (1,664)            (325)
   ----------                         ---------
Income from Continuing Operations
  (after deducting $11,384, net of applicable
    income taxes, related to Joy merger costs)             37,612  8,012

Income (Loss) from and (Net Loss) on Sale of
   Discontinued Operations, net of
    applicable income taxes                 -      (200)
Extraordinary Loss on Retirement of
    Debt, net of applicable income taxes    -    (4,827)
Cumulative Effect of Accounting
  Change, net of applicable income
  taxes and minority interest               -                 -
   ------------                     -----------
Net Income (Loss)                    $  37,612        $   2,985
   =======                               ======


                                                      Page No. 2
                                                 ---------------
Earnings (Loss) Per Share
  Income from continuing operations (after
   deducting $0.24 per share related to Joy
   merger costs)                         $0.81    $0.18
  Income (loss) from and (net loss) on sale of
    discontinued operation                  -         -
  Extraordinary loss on retirement of debt  -     (0.11)
  Cumulative effect of accounting change    -         -
   -------                              -------
  Net income (loss)                      $0.81    $0.07
   =====                                  =====

* FY 1995 amounts reflect Joy Environmental as a discontinued operation.
** FY 1994 amounts are restated to include the results of Joy
Technologies Inc. and to reflect Joy Environmental as a discontinued operation.

   See accompanying notes to financial statements.
   Page No. 1
   ---------------------
           PART I.  FINANCIAL INFORMATION
- -----------------------------------------------------

HARNISCHFEGER INDUSTRIES, INC.
- -----------------------------------------------------
STATEMENT OF INCOME
- -------------------------------------
(Amounts in thousands except per share amounts)
(Unaudited)


                            Nine Months Ended
                                    July 31,
                  -----------------------------
     1995*                             1994**
   -----------               ------------
Revenues
   Net Sales                        $1,538,058       $1,087,320
   Other Income                         52,612           18,785
   --------------                --------------
   1,590,670                         1,106,105

Cost of Sales                        1,196,857  844,971
Product Development, Selling
  and Administrative Expenses          242,336          200,320
   ------------                   -------------
Operating Income                       151,477   60,814

Interest Expense - Net                 (31,946)         (34,605)
   ------------                   -------------
Income Before Joy Merger Costs, Provision
   For Income Taxes and Minority Interest       119,531  26,209

Joy Merger Costs                       (17,459)               -

Provision  for Income Taxes (including
    credit of $6,075 relating to Joy merger
    costs)                             (35,700)          (8,388)

Minority Interest                       (4,522)          (1,023)
   ----------                        ----------
Income from Continuing Operations
  (after deducting $11,384, net of applicable
    income taxes, related to Joy merger costs)            61,850       16,798

Income (Loss) from and (Net Loss) on Sale of
   Discontinued Operations, net of
    applicable income taxes            (24,410)     163
Extraordinary Loss on Retirement of
    Debt, net of applicable income taxes(3,481)  (4,827)
Cumulative Effect of Accounting
  Change, net of applicable income
  taxes and minority interest                -          (81,696)
   -----------                    -------------
Net Income (Loss)                      $33,959        $ (69,562)
   ======                               =======


                                                      Page No. 2
                                                 ---------------
Earnings (Loss) Per Share
  Income from continuing operations (after
   deducting $0.24 per share related to Joy
   merger costs)                        $ 1.34  $  0.39
  Income (loss) from and (net loss) on sale of
    discontinued operation               (0.53)      -
  Extraordinary loss on retirement of debt        (0.08)  (0.11)
  Cumulative effect of accounting change             -    (1.88)
   -------                            ---------
  Net income (loss)                      $0.73   $(1.60)
   =====                                 ======

* FY 1995 amounts reflect Joy Environmental as a discontinued operation.
** FY 1994 amounts are restated to include the results of Joy
Technologies Inc. and to reflect Joy Environmental as a discontinued operation.

   See accompanying notes to financial statements.


                                      Page No.3
                                 --------------

           HARNISCHFEGER INDUSTRIES, INC.
 --------------------------------------------------
                    BALANCE SHEET
              -------------------------
            (Dollar amounts in thousands)
                     (Unaudited)


   July 31,
     1995
- ------------
Assets

Current Assets:
  Cash and cash equivalents                    $  182,374
  Accounts receivable                             459,387
  Allowance for doubtful accounts                  (7,367)
  Inventories                                     410,218
  Net current assets of discontinued operation          -
  Other current assets                             67,778
- --------------
        1,112,390

Property, Plant and Equipment:
  Land and improvements                            31,251
  Buildings                                       233,578
  Machinery and equipment                         662,055
 -------------
926,884
  Accumulated depreciation                       (446,996)
- ------------
479,888

Investments and Other Assets:
  Investment in Measurex Corporation                    -
  Goodwill                                        146,601
  Intangible assets                                72,171
  Noncurrent assets of discontinued operation           -
  Other assets                                    106,968
- -------------
   325,740
 -------------
$1,918,018
========

   See accompanying notes to financial statements.
                                                          Page No.3
                                                          --------------

           HARNISCHFEGER INDUSTRIES, INC.
 --------------------------------------------------
                    BALANCE SHEET
              -------------------------
            (Dollar amounts in thousands)
                     (Unaudited)


October 31,
     1994
- -----------------
Assets

Current Assets:
  Cash and cash equivalents                    $  196,455
  Accounts receivable                             429,101
  Allowance for doubtful accounts                  (7,230)
  Inventories                                     357,847
  Net current assets of discontinued operation     20,047
  Other current assets                             47,181
- --------------
     1,043,401

Property, Plant and Equipment:
  Land and improvements                            31,999
  Buildings                                       235,708
  Machinery and equipment                         633,975
 --------------
901,682
  Accumulated depreciation                       (411,445)
- --------------
490,237

Investments and Other Assets:
  Investment in Measurex Corporation               66,347
  Goodwill                                        143,899
  Intangible assets                                69,729
  Noncurrent assets of discontinued operation      43,251
  Other assets                                    125,089
- --------------
      448,315
 --------------
$1,981,953
========

   See accompanying notes to financial statements.

Page No. 4
- ---------------

                          HARNISCHFEGER INDUSTRIES, INC.
               ----------------------------------------------------
                                   BALANCE SHEET
                            --------------------------
                           (Dollar amounts in thousands)
                                    (Unaudited)
  July 31,
     1995
- -----------

Liabilities and Shareholders' Equity

Current Liabilities:
  Short-term notes payable, including current
    portion of long-term obligations                          $   19,841
  Trade accounts payable                          231,723
  Employee compensation and benefits               85,791
  Advance payments and progress billings          122,313
  Accrued warranties                               38,506
  Other current liabilities                       117,277
 ------------
       615,451

Long-term Obligations                             467,296

Other Liabilities:
  Liability for postretirement benefits           105,150
  Accrued pension costs                            51,607
  Other liabilities                                21,532
  Deferred income taxes                            26,949
 ------------
       205,238

Minority Interest                                  90,012

Shareholders' Equity:
  Common stock (issued 51,087,550 and
   50,506,471 shares, respectively)                51,088
  Capital in excess of par value                  614,445
  Retained earnings                                34,976
  Cumulative translation adjustments              (41,971)
- ------------
        658,538
  Less: Stock Employee Compensation
          Trust (1,920,100 and 2,150,416
          shares, respectively) at market         (72,004)
        Treasury stock (2,504,613 and
          2,852,604 shares, respectively)
          at cost                                 (46,513)
              -------------
                 540,021
              --------------
              $1,918,018
                ========

   See accompanying notes to financial statements.
Page No. 4
- ---------------

                          HARNISCHFEGER INDUSTRIES, INC.
               ----------------------------------------------------
                                   BALANCE SHEET
                            --------------------------
                           (Dollar amounts in thousands)
                                    (Unaudited)
              October 31,
                   1994
              ---------------

Liabilities and Shareholders' Equity

Current Liabilities:
  Short-term notes payable, including current
    portion of long-term obligations                          $   16,540
  Trade accounts payable                          237,618
  Employee compensation and benefits               75,679
  Advance payments and progress billings          121,212
  Accrued warranties                               33,529
  Other current liabilities                       127,498
              ------------
                612,076

Long-term Obligations                             568,933

Other Liabilities:
  Liability for postretirement benefits           118,610
  Accrued pension costs                            55,409
  Other liabilities                                18,239
  Deferred income taxes                            20,751
              ------------
                213,009

Minority Interest                                  85,570

Shareholders' Equity:
  Common stock (issued 51,087,550 and
   50,506,471 shares, respectively)                50,506
  Capital in excess of par value                  576,886
  Retained earnings                                19,936
  Cumulative translation adjustments              (39,194)
              ------------
                608,134
  Less: Stock Employee Compensation
          Trust (1,920,100 and 2,150,416
          shares, respectively) at market         (53,760)
        Treasury stock (2,504,613 and
          2,852,604 shares, respectively)
          at cost                                 (52,009)
              -------------
                 502,365
              --------------
              $1,981,953
                ========

   See accompanying notes to financial statements.

Page No. 5
- ---------------

HARNISCHFEGER INDUSTRIES, INC.
- ---------------------------------------------------
STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)
              Nine Months Ended
                         July 31,
              -------------------------------------
                                                    1995
          --------
Operating Activities
   Net income (loss)                              $33,959
        Add (deduct) - Items not affecting cash:
         Income (loss) from and net loss on sale of
           discontinued operations                 24,410
         Extraordinary loss on retirement of debt   3,481
         Cumulative effect of accounting change        --
         Gain on sale of investment in Measurex
           Corporation-net                        (18,684)
         Depreciation and amortization             54,305
         Minority interest, net of dividends paid   3,580
         Deferred income taxes - net               18,371
         Other - net                               11,054
   Changes in working capital
        (Increase) in accounts receivable - net                  (25,261)
        (Increase) decrease in inventories        (22,250)
        (Increase) in other current assets        (20,269)
        (Decrease) increase in trade accounts payable            (16,576)
        (Decrease) in employee compensation and benefits            (855)
        Increase in advance payments and progress
          billings                                  1,727
        (Decrease) in other current liabilities   (24,696)
         ------------
           Net cash provided by operating activities              22,296
         -----------
Investment and Other Transactions
   Sale of investment in Measurex Corporation      96,004
   Sale of Syscon Corporation                      45,000
   Property, plant and equipment - net            (41,391)
   Investments and related costs                  (22,836)
   Other - net                                      3,953
         ------------
           Net cash provided by (applied to) investment
             and other transactions                80,730
         -----------
Financing Activities
   Dividends paid                                 (13,855)
   Exercise of stock options                       16,684
   Purchase of treasury stock                      (3,009)
   Issuance of long-term obligations                   --
   Redemption of long-term obligations            (93,147)
   Extraordinary items relating to refinancing-net     --
   Capitalized financing costs                         --
   (Decrease) increase in short-term notes payable                  (326)
         -----------
           Net cash (applied to) provided by financing activities     (93,653)
         -----------

Page No. 6
- --------------
Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                   252
         -----------
Increase (Decrease) in Cash and Cash Equivalents    9,625
(Use) of Cash by Joy Technologies from
   February 26, 1994 to October 31, 1994          (23,706)
Cash and Cash Equivalents at Beginning of Period  196,455
         ------------
Cash and Cash Equivalents at End of Period       $182,374
         =======

   See accompanying notes to financial statements.
Page No. 5
- ---------------

HARNISCHFEGER INDUSTRIES, INC.
- ---------------------------------------------------
STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)
         Nine Months Ended
                    July 31,
         -------------------------------------
                                                      1994
          --------
Operating Activities
   Net income (loss)                            $ (69,562)
        Add (deduct) - Items not affecting cash:
         Income (loss) from and net loss on sale of
           discontinued operations                   (163)
         Extraordinary loss on retirement of debt   4,827
         Cumulative effect of accounting change    81,696
         Gain on sale of investment in Measurex
           Corporation-net                             --
         Depreciation and amortization             54,550
         Minority interest, net of dividends paid     204
         Deferred income taxes - net               (7,673)
         Other - net                               (7,258)
   Changes in working capital
        (Increase) in accounts receivable - net                  (28,590)
        (Increase) decrease in inventories         10,329
        (Increase) in other current assets         (3,672)
        (Decrease) increase in trade accounts payable             17,460
        (Decrease) in employee compensation and benefits          (1,190)
        Increase in advance payments and progress
          billings                                 14,764
        (Decrease) in other current liabilities   (61,028)
         -----------
           Net cash provided by operating activities               4,694
         ----------
Investment and Other Transactions
   Sale of investment in Measurex Corporation          --
   Sale of Syscon Corporation                          --
   Property, plant and equipment - net            (21,932)
   Investments and related costs                   (2,589)
   Other - net                                      3,072
         ------------
           Net cash provided by (applied to) investment
             and other transactions               (21,449)
         ------------
Financing Activities
   Dividends paid                                  (7,703)
   Exercise of stock options                        1,210
   Purchase of treasury stock                        (124)
   Issuance of long-term obligations              202,729
   Redemption of long-term obligations           (193,656)
   Extraordinary items relating to refinancing-net (2,138)
   Capitalized financing costs                     (6,026)
   (Decrease) increase in short-term notes payable                18,009
         ------------
           Net cash (applied to) provided by financing activities      12,301
         ------------

Page No. 6
- ---------------
Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                 1,049
         ------------
Increase (Decrease) in Cash and Cash Equivalents   (3,405)
(Use) of Cash by Joy Technologies from
   February 26, 1994 to October 31, 1994               --
Cash and Cash Equivalents at Beginning of Period  165,074
         ------------
Cash and Cash Equivalents at End of Period       $161,669
         =======

   See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.     Page No. 7
- ----------------------------------------------------   ---------------------
STATEMENT OF SHAREHOLDERS' EQUITY

- ---------------------------------------------------------------
         (Dollar amounts in thousands)
                                    (Unaudited)
                                 Capital in
   Common                        Excess of    Retained
                             Stock   Par Value Earnings
                          ----------      -------------         ------------
Nine Months Ended July 31, 1995
- ---------------------------------------------
Balance at October 31, 1994  $50,506  $576,886 $19,936
Adjustment related to Joy Technologies from
  February 26, 1994 -  October 31, 1994              13       182             (4,575)
                           --------------------        -----------
Adjusted balance at November 1, 1994     50,519577,068     15,361
 Net income                                                    33,959
 Translation adjustments
 Exercise of 831,706 stock options          569  8,536
 Dividends paid ($.30 per share)               (14,344)
 Dividends on shares held by SECT          489
 Adjust SECT shares to market value     28,352
 110,000 shares acquired as treasury stock
 425,345 shares purchased by employee
   benefit plans
                                    457,991 shares transferred from treasury
   stock to SECT
                                     ----------       ------------        -----------
Balance at July 31, 1995     $51,088  $614,445 $34,976
                              ======    =======  ======
Nine Months Ended July 31, 1994
- ---------------------------------------------
Balance at October 31, 1993  $50,575  $560,178 $85,227
 Net loss                                                 (69,562)
 Translation adjustments
 Exercise of 71,225 stock options         (420)
 Issuance of restricted stock             (120)
 4,875 shares acquired as treasury stock
 Dividends paid ($.30 per share)                                     (8,385)
 Dividends on shares held by SECT          682
 Adjust SECT shares to market value     (3,355)
 199,080 shares purchased by
   employee benefit plans
 Joy Technologies Inc. pre-merger activity                    (59)
                          ----------       ------------  ---------
Balance at July 31, 1994     $50,575  $556,906  $7,280
                              ======    =======   =====

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.              Page No. 7
- ----------------------------------------------------        --------------------
STATEMENT OF SHAREHOLDERS' EQUITY
- ---------------------------------------------------------------
(Dollar amounts in thousands)
(Unaudited)
    Cumulative
   Translation                              Treasury
                         Adjustments   SECT                Stock
                   -----------------      -------------         ------------
Nine Months Ended July 31, 1995
- ---------------------------------------------
Balance at October 31, 1994           $(39,194)          $(53,760) $(52,009)
Adjustment related to Joy Technologies from
  February 26, 1994 -  October 31, 1994          1,742                    -                -
                         -----------       ------------         ------------
Adjusted balance at November 1, 1994   (37,452)(53,760)   (52,009)
 Net income
 Translation adjustments                (4,519)
 Exercise of 831,706 stock options       7,579
 Dividends paid ($.30 per share)
 Dividends on shares held by SECT
 Adjust SECT shares to market value    (28,352)
 110,000 shares acquired as treasury stock                 (3,009)
 425,345 shares purchased by employee
   benefit plans                        11,034
                                    457,991 shares transferred from treasury
   stock to SECT                        (8,505)  8,505
                                           ------------         ------------     ------------
Balance at July 31, 1995   $(41,971)  $(72,004)          $(46,513)
                             =======    ======= =======
Nine Months Ended July 31, 1994
- ---------------------------------------------
Balance at October 31, 1993           $(40,566)          $(55,900) $(88,345)
 Net loss
 Translation adjustments       (922)
 Exercise of 71,225 stock options        1,630
 Issuance of restricted stock              262
 4,875 shares acquired as treasury stock                     (124)
 Dividends paid ($.30 per share)
 Dividends on shares held by SECT
 Adjust SECT shares to market value       3,355
 199,080 shares purchased by
   employee benefit plans                 4,342
 Joy Technologies Inc. pre-merger activity
                        -----------------------        -----------
Balance at July 31, 1994   $(41,488)  $(46,311)          $(88,469)
                             =======    ======= =======

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.                 Page No. 7
- ----------------------------------------------------            --------------------
STATEMENT OF SHAREHOLDERS' EQUITY
- ---------------------------------------------------------------
(Dollar amounts in thousands)
(Unaudited)


                              Total
                       -----------
Nine Months Ended July 31, 1995
- ---------------------------------------------
Balance at October 31, 1994           $502,365
Adjustment related to Joy Technologies from
  February 26, 1994 -  October 31, 1994 (2,638)
                       -------------
Adjusted balance at November 1, 1994   499,727
 Net income                  33,959
 Translation adjustments     (4,519)
 Exercise of 831,706 stock options      16,684
 Dividends paid ($.30 per share)       (14,344)
 Dividends on shares held by SECT          489
 Adjust SECT shares to market value         --
 110,000 shares acquired as treasury stock      (3,009)
 425,345 shares purchased by employee
   benefit plans             11,034
                                    457,991 shares transferred from treasury
   stock to SECT                  --
                                           ------------
Balance at July 31, 1995   $540,021
                             =======
Nine Months Ended July 31, 1994
- ---------------------------------------------
Balance at October 31, 1993$511,169
 Net loss                   (69,562)
 Translation adjustments       (922)
 Exercise of 71,225 stock options        1,210
 Issuance of restricted stock   142
 4,875 shares acquired as treasury stock  (124)
 Dividends paid ($.30 per share)        (8,385)
 Dividends on shares held by SECT          682
 Adjust SECT shares to market value          -
 199,080 shares purchased by
   employee benefit plans     4,342
 Joy Technologies Inc. pre-merger activity (59)
                        ------------
Balance at July 31, 1994   $438,493
                             =======

See accompanying notes to financial statements.

Page No. 8
- ---------------
                                               HARNISCHFEGER INDUSTRIES, INC.
- ------------------------------------------------------
            NOTES TO FINANCIAL STATEMENTS
- --------------------------------------------------------
                    July 31, 1995
               ----------------------
       (Amounts in thousands unless indicated)


(a)     Basis of Presentation
   ------------------------------
   The consolidated financial statements and related notes give retroactive effect to the merger on November 29, 1994 (the "Merger") with Joy Technologies Inc. ("Joy") for all periods presented, accounted for as a pooling of interests. The consolidated balance sheets as of July 31, 1995 and October 31, 1994 include the accounts of Joy as of July 31, 1995 and February 25, 1994, respectively. The consolidated statements of income as of July 31, 1995 and July 31, 1994 include the accounts of Joy for the three and nine month periods ended July 31, 1995 and November 26, 1993, respectively. The consolidated statements of cash flows for the nine month periods ended July 31, 1995 and July 31, 1994 include the cash flows of Joy for the nine month periods ended July 31, 1995 and November 26, 1993, respectively. See Note (b) - Acquisition of Joy Technologies Inc. The consolidated statements of income for the three month period and nine month period ended July 31, 1995 and July 31, 1994 have also been restated to reflect the Company's proposed divestiture of Joy Environmental Technologies ("JET") announced April 12, 1995 and accounted for as a discontinued operation. See Note (c) - Divestitures and Discontinued Operations. The term "Company" as used in these consolidated financial statements refers to Harnischfeger Industries, Inc. and its subsidiaries, including Joy.

   In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and nine months ended July 31, 1995 and 1994, cash flows for the nine months ended
   July 31, 1995 and 1994, and the financial position at July 31, 1995 have been made. All adjustments made are of a normal recurring nature. The Joy merger costs, discontinued operations and extraordinary loss on retirement of debt, are discussed in Notes b, c, and g, respectively.

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

   Effective November 1, 1994, the fiscal year of Joy was conformed to the Company's fiscal year. All periods presented have been retroactively restated (See Note (a) -Basis of

                                  Page No. 9
                             ---------------
   Presentation). Amounts related to Joy in fiscal 1994 have been retroactively adjusted to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," through the immediate recognition of the obligation as of November 1, 1993 to conform with the Company's adoption.

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

   On April 12, 1995, the Company announced that it had signed a letter of intent relating to the proposed divestiture of Joy Environmental Technologies("JET") to Babcock & Wilcox, an operating unit of McDermott International. Although discussions are continuing with Babcock & Wilcox concerning a sale, the period of exclusivity in the letter of intent has expired and other interested parties are considering the purchase of the business. Accordingly, the operating results of JET were segregated and reflected in the Consolidated Statement of Income as a discontinued operation. As a result, the Statement of Income reflects an estimated loss from discontinued operations of $(2,462) or $(.05) per share for the nine months ended July 31, 1995. Prior comparative periods have also been restated to reflect JET as a discontinued operation. The Company expects the transaction to be completed by the end of the year.

(d)     Inventories
   ----------------

   Consolidated inventories consisted of the following:
      July 31,                                   October 31,
       1995                                            1994
   ----------                                 --------------
   Finished goods                                  $208,397   $ 182,084
   Work in process and purchased parts              175,401     158,038
   Raw materials                                     96,123      79,766
   -------------                               -------------
   479,921                                          419,888
   Less excess of current cost over stated
           LIFO value                               (69,703)    (62,041)
   ------------                                 ------------
   $410,218                                        $357,847
    =======                                          =======

Page No. 10
- ---------------
Inventories valued using the LIFO method represented approximately 84% and 81% of consolidated inventories at July 31, 1995 and October 31, 1994, respectively.

The Company has reduced inventory by $5,883 and $3,739 at July 31, 1995 and October 31, 1994, respectively, for progress payments received on contracts accounted for on the completed contract method.

(e)     Research and Development Expense
   ------------------------------------------------
   Research and development costs are expensed as incurred.  Such costs incurred in the development of new products or significant improvements to existing products amounted to $7,914 and $7,680 for the three months and $22,748 and $22,696 for the nine months ended July 31, 1995 and 1994, respectively. Certain capital expenditures used in research activities, such as the construction of the new pilot paper machine to be used in research and for customer tests, are capitalized and depreciated over their expected useful lives.

(f)     Interest Expense - Net
   ------------------------------

Net interest expense consisted of the following:

   Three Months Ended                      Nine Months Ended
               July 31,                                  July 31,
   ----------------------------                             ------------------------
       1995            1994              1995          1994
   --------          ---------        -------    -----------
   Interest income                $   2,967          $   1,403  $   6,733  $  5,331
   Interest expense           (12,205)        (13,803)        (38,679)    (39,936)
   -----------    ---------------             -----------    -----------
   Interest expense - net    $ (9,238)       $(12,400)      $ (31,946)   $(34,605)
   ======    =======                                        =======  ======

(g)     Long-Term Obligations
   --------------------------------

Long-term obligations at July 31, 1995 and October 31, 1994 consisted of the following:

    July 31,                                October 31,
       1995                                    1994
   -------------                      ----------------
   10 1/4% Senior Notes due 2003              $188,380         $200,000
   Bank Facility                                     -           90,785
   8.9% Debentures, due 2022                    75,000           75,000
   8.7% Debentures, due 2022                    75,000           75,000
   Senior Notes, Series A through D, at
     interest rates of between 8.9% and
     9.1%, due 1996 to 2006                     75,000           75,000
   Industrial Revenue Bonds, at interest
     rates of between 5.9% and 8.8%
     due 1995 to 2017                           32,428           32,632
   Other                                        23,517           22,637
   ------------                            ------------
          469,325                              571,054
   Less:  Amounts payable within one year        2,029             2,121
   ---------                                ----------
   $467,296                                    $568,933
   ========                                     =======

   The $90,785 Tranche B term loan, the remaining borrowings
   outstanding under the Joy Bank Facility, was repaid in full on November 29, 1994 upon the consummation of the Company's
   Page No. 11
   ----------------
   merger with Joy. The Bank Facility agreement, including its revolving credit agreement, was terminated following the Merger. In addition, under Joy's 10 1/4% Senior Notes Indenture, Joy was required upon a change in control to make an offer to purchase the outstanding Senior Notes at 101% of the principal amount thereof plus accrued interest. On December 29, 1994, Joy issued an offer to purchase for cash any and all of its outstanding 10 1/4% Notes. This offer expired on February 10, 1995 with $270 being redeemed under the offer. Prior to this tender offer, the Company had purchased $11,350 of outstanding 10 1/4% Senior Notes in unsolicited open market transactions. As a result of the Bank Facility and 10 1/4% Senior Note redemptions, the Company recorded an extraordinary loss on debt retirement, net of applicable income taxes, of $(3,481) or $(0.08) per share in the first quarter, consisting primarily of unamortized financing costs and redemption premiums.

   In November, 1993, the Company entered into a four-year Revolving Credit Facility Agreement with certain domestic and foreign financial institutions that allowed for borrowings of up to $150,000 at rates expressed in relation to LIBOR and other rates. In November, 1994, the facility was increased to $240,000 and was extended to November, 1998. A facility fee is payable on the Revolving Credit Facility. At July 31, 1995, there were no outstanding borrowings related to the Revolving Credit Facility.

(h)     Contingent Liabilities
   -----------------------------
   At July 31, 1995, the Company was contingently liable to banks, financial institutions, and others for approximately $155,000 for outstanding letters of credit securing performance of sales contracts and other guarantees in the ordinary course of business, excluding the H-K Systems, Inc. back-up bond guarantee facility discussed below.
   The Company may also guarantee performance of its equipment at levels specified in sales contracts without the requirement for letters of credit. One such guarantee may require repayment of a loan to the customer approximating the value of the related paper machine in the event certain performance tests are not achieved. Performance guarantees are a normal part of the Company's business and have not resulted in significant cash outlays.

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

   In addition, in accordance with the terms of the agreement between the Company and H-K Systems, Inc., formally Harnischfeger
   Engineers, Inc, the Company has made available a back-up bonding guarantee facility for certain bid, performance and other contract bonds issued by H-K Systems, Inc. The amount of guarantees outstanding cannot exceed $90,000 during fiscal 1995, with the maximum amount decreasing to zero by November, 1998. Outstanding contract bonds under the guarantee arrangement totalled approximately
   $ 77,000 at July 31, 1995; H-K Systems, Inc. typically requires similar bonds from its major subcontractors. Such guarantees have been part of H-K Systems, Inc.'s  business in the past
   Page No. 12
   ----------------
   and have not resulted in significant cash outlays. The back-up facility may not be used for new types of business or for projects outside of North America, nor does it permit exposure to consequential damages on commercial contracts.

(i)  U.S. Patent Infringement Case Jury Awards
   -------------------------------------------------------
   On November 23, 1994, a Federal court jury in Madison, Wisconsin returned a verdict finding that Valmet Corporation of Finland infringed a patent on Bel-Champ(TM) paper machine drying technology. In connection with this suit, the jury awarded Beloit $7,875 in damages. The verdict in this case has been appealed by Valmet.

   J.M. Voith GmbH of Heidenheim, Germany, Voith, Inc. of Appleton, Wisconsin and Beloit have reached an understanding concerning settlement of their outstanding patent litigation.

   The patent awards with Valmet and Voith have not been recorded in the Company's financial statements.

(j)     Sale of Measurex Stock
   -------------------------------
   On December 29, 1994, Measurex Corporation repurchased for $21.50 per share 2,027 shares of its stock which had been purchased by the Company. The transaction reduced the Company's interest in Measurex from 20% to 10%. The Company recorded a gain in Other
   Income in the first quarter of fiscal 1995 in connection with the sale of Measurex shares. On June 23, 1995, Measurex Corporation repurchased for $32.50 per share the remaining 1,613 shares of its stock. Harnischfeger recorded a gain in Other Income in the third quarter for this transaction. Measurex continues to have cooperative agreements with the Company's Beloit Corporation subsidiary and the sale of these shares had no impact on the agreements.

(j)     Discussions with Dobson Park
   -----------------------------------------
   On September 1, 1995, the Company announced that it has held discussions with Dobson Park Industries plc ("Dobson") concerning the possible acquisition of Dobson's outstanding shares. The Company stated that it was seeking further discussions with Dobson and a recommendation from the Dobson board of directors for a share acquisition.

   Dobson, based in the United Kingdom, is a diversified manufacturer with interests in mining equipment, industrial electronic control systems, toys and plastics. Its subsidiary, Longwall International Limited, is engaged in the manufacture and sale of roof supports and face conveyors for longwall mining applications.

   While we are hopeful of consummating this transaction, there is no assurance at this time that one will be completed.

   Page No. 13
   -----------------
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 THREE AND NINE MONTHS ENDED JULY 31, 1995 AND 1994
- --------------------------------------------------------------------------
       (Amounts in thousands unless indicated)

Net income for the three and nine months ended July 31, 1995 amounted to $37,612, or $.81 per share, and $33,959, or $.73 per share, as compared to net income of $2,985, or $.07 per share, for the three months and net loss of $(69,562), or $(1.60) per share for the nine months ended July 31, 1994. Income from continuing operations amounted to $37,612, or $.81 per share, for the three months and $61,850, or $1.34 per share ($73,234 or $1.58 per share before Joy merger costs), for the nine months ended July
31, 1995 as compared to income of $8,012, or $.18 per share, for the three months and $16,798, or $.39 per share, for the nine months ended July 31, 1994. Net results for the three month period ended July 31, 1995 included a $.31 per share gain from the sale of the remaining Measurex Corporation investment. Results for the nine month period ended July 31, 1995 included a loss for the Company's discontinued environmental segment of $(2,462), or $(.05) per share, a charge of $(21,948), or $(.48) per share, for the loss on the sale of the discontinued operation, Syscon, and a charge of $(3,481), or $(.08) per share, for the extraordinary loss on retirement of debt related to the Joy Tranche B term loan and some Joy 10 1/4% Senior
Notes. Net results for the three and nine month periods ended July 31, 1994 included income from the Company's discontinued operation, Syscon, of $99 and $1,003, respectively, a loss from the Company's discontinued environmental segment of $(299) and $(840), respectively and an extraordinary charge of $(4,827) for the early retirement of Joy's Tranche
A term loan and all of Joy's Junior Subordinated Notes.

Net results for the first nine months ended July 31, 1994 were reduced by $(81,696) or $(1.88) per share to record the cumulative effect of the accounting change related to the adoption of FAS 106 ("Employers' Accounting for Postretirement Benefits Other Than Pensions").

Per share calculations for the first nine months of 1995 and 1994 were based on 46,064 and 43,404 average shares outstanding, respectively. The increase in average shares outstanding is primarily due to the September 1994 sale of 2,000 shares of Common Stock in a private transaction. This sale of stock satisfied the requirements under pooling of interests accounting rules to replace shares repurchased during the two years prior to the announcement of the Company's merger with Joy. The shares were sold from treasury stock.

Significant factors contributing to the $45,052 increase in income from continuing operations for the first nine months of 1995 as compared to 1994 included: (1) a $90,663 increase in operating income as described in the Segment Information section which follows, and (2) a $2,659 decrease in net interest expense principally from increased interest income, offset by (3) a $27,312 increase in the provision for income taxes due to higher pre-tax income, (4) a $3,499 increase in minority interest due to higher after-tax results of certain operations owned in part by other entities, and (5) Joy merger transaction costs of $17,459 consisting primarily of investment banker, attorney and accountant fees, severance and related benefits and printing, mailing and registration expenses.

The Company announced its decision in the second quarter of fiscal 1994 to divest itself of the Systems Group's remaining subsidiary, Syscon Corporation. The assets and liabilities and operating results of Syscon were segregated in the consolidated financial statements and were reflected as net assets and results of discontinued operations in the Balance Sheet and Statement

   Page No. 14
   -----------------
of Income, respectively. On February 16, 1995, the Company completed the sale of Syscon to Logicon, Inc. for a cash price of $45,000. In the first quarter of fiscal 1995, in connection with this sale, the Company recorded a loss on sale of discontinued operation of $(21,948), or $(0.48) per share, net of applicable income taxes.

On April 12, 1995, the Company announced that it had signed a letter of intent relating to the proposed divestiture of Joy Environmental Technologies ("JET"), to Babcock & Wilcox, an operating unit of McDermott International. Although discussions are continuing with Babcock & Wilcox concerning a sale, the period of exclusivity in the letter of intent has expired and other interested parties are considering the purchase of the business. Accordingly, the operating results of JET were segregated and reflected in the Consolidated Statement of Income as a discontinued operation. As a result, the Statement of Income reflects an estimated loss on sale of discontinued operations of $(2,462) or $(.05) per share for the nine months ended July 31, 1995. Prior comparative periods have also been restated to reflect JET as a discontinued operation. The Company expects the transaction to be completed by the end of the year.

Page No. 15
- ----------------

Segment Information
- -----------------------------
Operating results of the Company's business segments for the third quarter and first nine months of 1995 and 1994 are summarized as follows:


Third Quarter                             Net Sales                    Operating Income
- -------------------------           -------------------------         -------------------------
 1995*                        1994** 1995*    1994**
- ----------                ----------      ----------        ----------
Papermaking Machinery and
  Systems                  $253,377 $189,183      $  38,276 $  6,455
Mining Equipment            233,115  177,399 29,629 21,261
Material Handling            61,184           24,497            5,997            3,040
- ------------             -----------      ----------        ----------
  Total Business Segments  $547,676 $391,079         73,902   30,756
 =======                     =======
Corporate Administration                             (4,288)  (6,905)
                         -----------    ------------
Operating Income                                   $ 69,614  $23,851
                              ====== =======

Nine Months                                    Net Sales               Operating Income
- --------------------------------------      -----------------------   ----------------------
                     1995*  1994**   1995*    1994**
               -------   -----------     -----------       -----------
Papermaking Machinery and
  Systems                $  681,288       $  500,712         $ 63,422          $19,519
Mining Equipment            685,338  510,709 86,505 50,954
Material Handling                   171,432           75,899           15,546    8,254
                       -------------   -------------        ----------      -----------
  Total Business Segments$1,538,058       $1,087,320          165,473           78,727
========                    ========
Corporate Administration                            (13,996) (17,913)
                        ------------    ------------
Operating Income                                   $151,477  $60,814
                             ======= =======

* FY 1995 amounts reflect Joy Environmental as a discontinued operation.
**FY 1994 amounts are restated to include the results of Joy Technologies
Inc. and to reflect Joy Environmental as a discontinued operation.


Page No. 15
- ----------------

Segment Information
- -----------------------------
Operating results of the Company's business segments for the third quarter and first nine months of 1995 and 1994 are summarized as follows:


                                                Backlog at
Third Quarter                              Orders Booked                       End of Period
- -------------------------           ---------------------------       ------------------------------
  1995*                       1994**       7/95*      4/95*
- -----------               ----------    ------------       -----------
Papermaking Machinery and
  Systems                  $255,043 $220,669        $701,771  $700,105
Mining Equipment            246,274  186,260         185,503   172,344
Material Handling            53,794   24,694         105,176   112,566
- ------------            ------------   -------------      ------------
  Total Business Segments   $555,111$431,623$992,450$985,015
 =======                     ======= ======= =======
                                    Backlog at
Nine Months                                Orders Booked    End of Period
- --------------------------------------      ---------------------------       ---------------------------------
  1995*                     1994**        7/95*      10/94**
- ----------              ------------    ------------       -----------
Papermaking Machinery and
  Systems                $  749,289       $  565,213          $701,771$633,770
Mining Equipment            679,941  503,224         185,503   190,900
Material Handling                     169,496         76,649           105,176   107,112
- --------------        --------------    ------------       -----------
  Total Business Segments$1,598,726       $1,145,086$992,450  $931,782
========                    ======== ======= =======

* FY 1995 amounts reflect Joy Environmental as a discontinued operation.
** FY 1994 amounts are restated to include the results of Joy
Technologies Inc. and to reflect Joy Environmental as a discontinued operation.

Page No. 16
- ----------------
Segment Information
- ----------------------------
The Papermaking Machinery and Systems segment contributed sales and operating profit of $681,288 and $63,422, respectively, for the first nine months of 1995, as compared to net sales of $500,712 and operating profit of $19,519 for the corresponding period in 1994. Sales increased 36% in 1995 due to a cyclical upturn in the industry, with stronger third quarter sales than in either the first or second quarters. Operating profit for the first nine months included stronger gross margins due to stronger sales, improved absorption of manufacturing overhead and the gain from the sale of the Measurex Corporation investment. Operating profit in 1994 included income realized from a favorable settlement of Canadian patent litigation. Bookings for the first nine months of 1995 amounted to $749,289 as compared to $565,213 for the same period in 1994 resulting from growth in both original equipment and aftermarket products and services.

Net sales of the Mining Equipment segment amounted to $685,338 and $510,709 for the first nine months of 1995 and 1994, respectively, representing a 34% increase in 1995 as compared to 1994. The sales increase is due to increases in both original equipment and aftermarket activity for both the surface and underground mining operations.
Operating profit increased to $86,505 for the first nine months of 1995 as compared to $50,954 in 1994. The increase in operating profit is primarily due to increased sales, improved manufacturing absorption and reduced manufacturing variances. Bookings for the first nine months of 1995 amounted to $679,941 as compared to $503,224 for the same period in 1994.

The Material Handling Equipment segment contributed sales and operating profit of $171,432 and $15,546 respectively, for the first nine months of 1995, as compared to sales of $75,899 and operating profit of $8,254 for the comparable period in 1994. Sales, profitability and bookings increased during the first nine months of 1995 compared to 1994 due to the acquisition of Morris Mechanical Handling Limited in September 1994 as well as overall improving results from existing product lines. Bookings for the first nine months of 1995 and 1994 amounted to $169,496 and $76,649, respectively, up due to the addition of Morris Mechanical
Handling Limited and to increased original equipment and aftermarket bookings in the United States.

Income Taxes
- -------------------
The Company's estimated effective tax rate for continuing operations for the first nine months of 1995 was 35% compared to a 35% federal statutory tax rate.

Postretirement Benefits Other Than Pensions
- -------------------------------------------------------------
During the first quarter of fiscal 1994, the Company adopted SFAS No.
106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), through the immediate recognition of the obligation. Under SFAS 106, the costs of retiree health care and life insurance benefits are accrued over relevant employee service periods. Previously, these costs were charged to expense as claims were paid. The cumulative effect of the accounting change required by adoption of this standard was a one-time pre-tax charge of $(136,291) ($(81,696) or $(1.88) per share after taxes and minority interest).

                         Page No. 17
                   -----------------
In 1993, the Board of Directors of the Company approved a general approach that would culminate in the elimination of all Company
contributions towards postretirement health care benefits.   Increases in
costs paid by the Company were capped for certain plans beginning in 1994 extending through 1998, and Company contributions will be eliminated on January 1, 1999 for most employee groups, excluding Joy. For Joy, based upon existing plan terms, future eligible retirees will participate in a premium cost-sharing arrangement which is based upon age as of March 1, 1993 and position at the time of retirement. Active Joy employees under age 45 as of March 1, 1993 and any new hires after April 1, 1993 will be required to pay 100% of the applicable premium.

The initial one-time pre-tax charge reflected all plan terms and amendments in place on November 1, 1993. Negative plan amendments made subsequent to November 1, 1993 are being amortized from the date of amendment to January 1, 1999.

The Financial Accounting Standards Board has issued SFAS No. 112,
"Employers' Accounting for Postemployment Benefits" (SFAS 112), which was implemented by the Company in the first quarter of fiscal 1995. The impact upon adoption of SFAS 112 on the Company's results of operations and financial position was not material.

Liquidity and Cash Flows
- -----------------------------------

The Company's capital structure at July 31, 1995 and October 31, 1994 was as follows:

  July 31,
    1995
- --------------
Short-term notes payable                     $    17,812
Long-term obligations, including current portion                469,325
 ------------
487,137

Minority interest                                 90,012
Shareholders' equity, excluding SECT             612,025
- --------------
Total capitalization                          $1,189,174
 =========
Debt to capitalization ratio                       41.0%
  ======


The Company's capital structure at July 31, 1995 and October 31, 1994 was as follows:

October 31,
    1994
- ----------------
Short-term notes payable                     $    14,419
Long-term obligations, including current portion                571,054
 ------------
585,473

Minority interest                                 85,570
Shareholders' equity, excluding SECT             556,125
- ---------------
Total capitalization                          $1,227,168
 =========
Debt to capitalization ratio                       47.7%
  ======

Cash Flow from Operating Activities
- -------------------------------------------------
Cash flow provided by operating activities was $22,296 for the nine months ended July 31, 1995 compared to cash flows provided by operating activities of $4,694 for the comparable period in 1994. The increase in cash flow between the periods is primarily the result of increased operating income offset by higher working capital requirements, principally receivables and inventories.


   Page No. 18
   ------------------
Cash Flow from Investment Activities
- ---------------------------------------------------
In fiscal 1995, Measurex Corporation repurchased its stock from the Company resulting in an increase in cash flows from investing activities of $96,004.

On February 16, 1995, the Company completed the sale of Syscon to Logicon, Inc. resulting in an increase in cash flows from investing activities of $45,000, the cash price of the sale.

Net capital expenditures for Property, Plant and Equipment for the nine months ended July 31, 1995 were $41,391 compared with $21,932 in 1994, primarily for machinery and equipment in both periods. The Company also had cash outflows of $22,836 from other investment transactions and related costs.


Cash Flow for Financing Activities
- -----------------------------------------------
The primary elements of the $93,653 use of cash for financing activities in the first nine months of fiscal 1995 were the $95,458 payment for redemption of Joy's Tranche B term loan and partial redemption of Joy 10 1/4% Senior Notes, the payment of three quarterly dividends and the purchase of treasury stock offset by the exercise of stock options.

Financing activities for the first nine months of fiscal 1994 provided cash of $12,301 from the increase in short-term domestic borrowings offset by the redemption of the remaining mortgage balance related to certain U.S.
facilities and the payment of three quarterly dividends.   Additionally, cash
was provided through the issuance of the Joy 10 1/4% ten-year Senior
Notes. This cash was primarily utilized to redeem a portion of the Joy Tranche A term loan and all of the Joy Junior Subordinated Notes.

Total obligations outstanding at July 31, 1995 were $98,336 lower than at October 31, 1994, primarily due to the redemption of certain Joy debt.

The Statement of Cash Flows for the nine month period ended July 31, 1995 has been adjusted to reflect the $23,706 use of cash by Joy from the period February 26, 1994 to October 31, 1994.

The Company maintains the ability to expand its borrowings in several ways, including the following:

(1) A shelf registration with the Securities and Exchange Commission for the proposed sale of up to $150,000 of debt securities. To date, no securities have been issued under this registration.

(2)     A Revolving Credit Financing Facility Agreement between the
        Company and certain domestic and foreign financial institutions that allows for borrowing of up to $240,000 at rates expressed in relation to LIBOR and other rates.

(3) Short-term bank credit lines of foreign subsidiaries of approximately $96,764, of which approximately $17,812 was outstanding at July
        31, 1995.

   Page No. 19
   ----------------
The Company believes its available cash and borrowing capacity provide adequate liquidity to meet its short-term and long-term obligations.

The Company had no significant capital commitments as of July 31, 1995; any future capital commitments are expected to be funded through cash flow from operations and, if necessary, available lines of credit.

The Company intends to continue to expand its businesses, both internally and through acquisitions. It is expected that new acquisitions would be financed primarily by internally generated funds or additional borrowings.

Discussions with Dobson Park
- -----------------------------------------
On September 1, 1995, the Company announced that it has held discussions with Dobson Park Industries plc ("Dobson") concerning the possible acquisition of Dobson's outstanding shares. The Company stated that it was seeking further discussions with Dobson and a recommendation from the Dobson board of directors for a share acquisition.

Dobson, based in the United Kingdom, is a diversified manufacturer with interests in mining equipment, industrial electronic control systems, toys and plastics. Its subsidiary, Longwall International Limited, is engaged in the manufacture and sale of roof supports and face conveyors for longwall mining applications.

While we are hopeful of consummating this transaction, there is no assurance at this time that one will be completed.

   Page No. 20
   -----------------

             PART II.  OTHER INFORMATION
  ------------------------------------------------
Item 4  Submission of Matters to a Vote of Security Holders
   ----------------------------------------------------------------------
   The information called for by this Item was previously reported in response to Item 4 of Harnischfeger's report on Form 10-Q for the quarterly period ending January 31, 1995.

Item 6  Exhibits and Reports on Form 8-K
   -----------------------------------------------
   (a)  Exhibits:

        11     Statement re:  Calculation of Earnings Per Share

   (b)  Reports on Form 8-K

        (1) Current Report on Form 8-K dated June 9, 1995 relating to the restated 1994 quarterly income statements and 1994 quarterly segment information accounting for Joy Environmental as a discontinued operation.

        (2) Current Report on Form 8-K dated September 1, 1995 relating to the Company's discussions with Dobson Park
        Industries plc concerning the possible acquisition of Dobson's outstanding shares.

               Page No. 21
               ------------------
FORM 10-Q
- -----------------



                     SIGNATURES
               ----------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   HARNISCHFEGER INDUSTRIES, INC.
                   ---------------------------------------------------
                   (Registrant)



                            /s/Francis M. Corby, Jr.
                           --------------------------------
                           Francis M. Corby, Jr.
                           Executive Vice President for Finance
Date September 5, 1995     and Administration and Chief Financial
                                              Officer

                          /s/James C. Benjamin
                           ------------------------------
                               James C. Benjamin
                         Vice President and Controller
Date September 5, 1995       and Chief Accounting Officer


                      Exhibit 11
                      -------------

HARNISCHFEGER INDUSTRIES, INC.
- ------------------------------------------------------
CALCULATION OF EARNINGS PER SHARE
- -------------------------------------------------------------------
(Amounts in thousands except per share amounts)


                             Three Months Ended
                                   July 31,
                  -----------------------------
   1995*                                 1994**
   ---------                         ----------
Average Shares Outstanding              46,456   43,417
   ======                               ======
Income from Continuing Operations      $37,612           $8,012

Income (Loss) from and (Net Loss) on Sale of
   Discontinued Operations,
   net of applicable income taxes            -     (200)
Extraordinary Loss on Retirement of Debt,
   net of applicable income taxes            -   (4,827)
Cumulative Effect of Accounting
   Change, net of applicable income
   taxes and minority interest               -        -
   -----------                       ----------
Net Income (Loss)                              $37,612      $2,985
   ======                                ======
Earnings (Loss) Per Share
  Income from continuing operations                $0.81           $0.18
  Income (loss) from and (net loss) on sale
    of discontinued operations                -               -
  Extraordinary loss on retirement of debt    -   (0.11)
  Cumulative effect of accounting change      -                -
   -------                            ---------
  Net income (loss) per share             $0.81   $0.07
    ====                                  =====


*  FY 1995 amounts reflect Joy Environmental as a discontinued operation.
**FY 1994 amounts are restated to include the results of Joy Technologies Inc. and to reflect Joy
  Environmental as a discontinued operation.


   Exhibit 11
   ------------

HARNISCHFEGER INDUSTRIES, INC.
- ------------------------------------------------------
CALCULATION OF EARNINGS PER SHARE
- -------------------------------------------------------------------
(Amounts in thousands except per share amounts)


                            Nine Months Ended
                                  July 31,
                  -----------------------------
   1995*                                 1994**
   ---------                         ----------
Average Shares Outstanding              46,064   43,404
   ======                               =======
Income from Continuing Operations      $61,850       $   16,798

Income (Loss) from and (Net Loss) on Sale of
   Discontinued Operations,
   net of applicable income taxes      (24,410)     163
Extraordinary Loss on Retirement of Debt,
   net of applicable income taxes       (3,481)  (4,827)
Cumulative Effect of Accounting
   Change, net of applicable income
   taxes and minority interest               -  (81,696)
   -----------                     ------------
Net Income (Loss)                      $33,959 $(69,562)
   ======                               =======
Earnings (Loss) Per Share
  Income from continuing operations                       $1.34    $0.39
  Income (loss) from and (net loss) on sale
    of discontinued operations           (0.53)       -
  Extraordinary loss on retirement of debt        (0.08)  (0.11)
  Cumulative effect of accounting change              -   (1.88)
   --------                           ---------
  Net income (loss) per share            $0.73   $(1.60)
   =====                                  =====


*  FY 1995 amounts reflect Joy Environmental as a discontinued operation.
**FY 1994 amounts are restated to include the results of Joy Technologies Inc. and to reflect Joy
  Environmental as a discontinued operation.