Form 10-K
period 1995-10-31
HARNISCHFEGER INDUSTRIES INC
filed 1996-01-29
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                      FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
October 31, 1995.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of Registrant's Common
Stock held by non-affiliates, as of January 26, 1996, based on a closing price of $32 7/8, was approximately $1,607.6 million.

     The number of shares outstanding of Registrant's
Common Stock, as of January 26, 1996, was 48,901,618.

         DOCUMENTS INCORPORATED BY REFERENCE

1995 Annual Report to Shareholders (Parts I, II and IV).
Proxy statement for the 1996 annual meeting of stockholders to be filed within 120 days of the end of the Company's fiscal year (Part III).



             HARNISCHFEGER INDUSTRIES, INC.

                        INDEX TO
               ANNUAL REPORT ON FORM 10-K
          For The Year Ended October 31, 1995


                                                                           Page
                                                                           ----
   Part I
     Item 1.     Business.................................................    3
     Item 2.     Properties...............................................   11
     Item 3.     Legal Proceedings........................................   14
     Item 4.     Submission of Matters to a Vote of Security Holders......   14

   Part II
     Item 5.     Market for the Registrant's Common Stock and Related
                 Stockholder Matters......................................   16
     Item 6.     Selected Financial Data for the Registrant for Each of the
                 Last Five Fiscal Years...................................   16
     Item 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................   16
     Item 8.     Financial Statements and Supplementary Data..............   16
     Item 9.     Disagreements on Accounting and Financial Disclosure.....   16

   Part III
     Item 10.    Directors and Executive Officers of the Registrant.......   16
     Item 11.    Executive Compensation...................................   16
     Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management...............................................   16
     Item 13.    Certain Relationships and Related Transactions...........   16

   Part IV
     Item 14.    Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K..............................................   16

   Signatures    .........................................................   21



                       PART I

Item 1. Business

                   SEGMENTS OF BUSINESS

     Harnischfeger Industries, Inc. ("Harnischfeger
Industries" or the "Company") is a holding company for subsidiaries involved in the worldwide manufacture and distribution of: papermaking machinery (Beloit
Corporation); surface mining equipment (P&H(R) Mining
Equipment); material handling equipment (P&H Material
Handling); and underground mining equipment (Joy Mining
Machinery). In early fiscal 1996, the Company completed the acquisition of Dobson Park Industries plc ("Dobson"), an industrial engineering group with interests in underground mining equipment, industrial electronic control systems, toys and plastics. Dobson's principal subsidiary, Longwall International, is engaged in the manufacture, sale and service of mining equipment for the international underground coal mining industry and has been added to the Company's Mining Equipment Segment.

     Harnischfeger Industries is the direct successor to a business begun over 100 years ago which, at October 31, 1995, through its subsidiaries, manufactures and markets products classified into three industry segments:
Papermaking Machinery and Systems, Mining Equipment, and
Material Handling.

          PAPERMAKING MACHINERY AND SYSTEMS

     The Papermaking Machinery and Systems Group is comprised of the Company's 80% interest in Beloit
Corporation ("Beloit").  Mitsubishi Heavy Industries, Ltd.
("Mitsubishi") is the owner of the other 20% interest in Beloit. The Company and Mitsubishi have entered into certain agreements that provide Mitsubishi with the right to designate one of Beloit's five directors. These agreements also place certain restrictions on the transfer of Beloit stock. In the event of a change in control of the Company, Mitsubishi has the right to sell its 20% interest back to the Company for the greater of $60 million or the book value of its equity interest.

     Beloit is a leader in the design and manufacture of papermaking machinery and related products used in the pulp and paper industries. Beloit operates on a global basis with major manufacturing facilities in seven countries and sales and service offices located throughout the world. In addition, licensing arrangements exist with several major foreign companies.

     Beloit's activities are divided into the following categories: complete installations involving the design, manufacture and installation of integrated papermaking equipment and systems; major rebuilds and servicing of existing systems; and the sale of ancillary equipment and replacement parts. This machinery is custom designed to meet the specific needs of each customer. In 1995, Beloit expanded its service business through the acquisition of the roll-covering business of Rollin, S.A., a roll service and repair company located in France.

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

     Formerly, the Papermaking and Systems Group also included the Company's 20% interest in Measurex Corporation
("Measurex").  On December 29, 1994, Measurex repurchased
2,026,900 shares of its stock which had been held by the Company. On June 23, 1995, Measurex Corporation repurchased the remaining 1,613,100 shares of its stock.
These transactions resulted in a gain of $29.7 million.
Measurex continues to have cooperative agreements with Beloit.

                  MINING EQUIPMENT

     P&H Mining Equipment is the world's largest producer of electric mining shovels and is a significant producer of electric and diesel-electric crawler and walking draglines, hydraulic mining excavators, blasthole drills, and electric shovel, dredge and dragline bucket products. Electric mining shovels range in capacity from 18 to 80 cubic yards, crawler draglines from 10 to 20 cubic yards, and hydraulic mining excavators from 12 to 27 cubic yards. Capacities for the walking draglines range from 20 to 150 cubic yards.

     In 1991, P&H Mining Equipment expanded its product lines by acquiring the large rotary blasthole drill product line from the Gardner-Denver Mining and Construction
Division of Cooper Industries, Inc. There are three drill models currently in the active product line, with drilling diameters ranging from 9 to 22 inches and bit load capacities from 70,000 to 150,000 pounds.

     The products of P&H Mining Equipment are used in mines, quarries and earth-moving operations in the digging and loading of such minerals and other ores as coal, copper, gold, iron ore, lead, zinc, bauxite, uranium, phosphate, stone and clay.

     P&H Mining Equipment has a relationship in the mining shovel business with Kobe Steel, Ltd. ("Kobe") pursuant to which P&H Mining Equipment licenses Kobe to manufacture certain electric mining shovels and related replacement parts in Japan. Harnischfeger Corporation has the exclusive right to market Kobe-manufactured mining shovels and parts outside Japan (except in the case of certain government sales). In addition, Harnischfeger Corporation is party to an agreement, through 1996, with a corporate unit of the People's Republic of China, licensing the manufacture and sale of two models of electric mining shovels and related components. This relationship provides P&H Mining Equipment with an opportunity to sell component parts for shovels built in China.

     On November 29, 1994, pursuant to an exchange of common stock, the Company completed its acquisition of Joy
Technologies Inc. ("JOY" or "Joy Mining Machinery"), a world leader in underground mining equipment. JOY manufactures and services mining equipment for the underground extraction of coal and other bedded deposits and has facilities in Australia, South Africa, the United
Kingdom and the United States, as well as sales offices in Poland and the People's Republic of China. Joy Mining
Machinery designs, manufactures and distributes continuous miners, entry drivers and sump shearers; long-wall shearers; shuttle cars; and continuous haulage systems for use in underground mining. JOY products are not sold into the general construction industry, and demand for them is not tied to cycles in that industry. JOY also maintains an extensive network of service and spare parts distribution centers to rebuild and service equipment and sell spare parts in support of its installed base. This network includes six service centers in the United States and four outside of the United States, all of which are strategically located in major underground mining regions.
The financial position and results of operations of Harnischfeger Industries and JOY were combined retroactively in fiscal 1995.

     In early fiscal 1996, the Company completed the acquisition of Dobson Park Industries plc for a purchase price of approximately $330 million including acquisition costs.

     Dobson, headquartered in the United Kingdom, is an industrial engineering group with interests in underground mining equipment, industrial electronic control systems, toys and plastics. Longwall International ("Longwall"), one of the main subsidiaries of Dobson, is engaged in the manufacture, sale and service of underground mining equipment for the international coal mining industry. Its products include electronically controlled roof support systems, armored face conveyors, pumps and belt conveyor components and systems. Longwall will be fully integrated into Joy Mining Machinery and will enable JOY to offer integrated underground longwall mining systems to the worldwide mining industry. The industrial electronic and toys/plastics businesses are being evaluated in the context of the five characteristics required for consideration as a core business of this Company. As a result of this evaluation, it is likely that these businesses will be sold.

     Financial information with respect to the acquisition of Dobson is presented in Note 17 to the Financial
Statements of the 1995 Annual Report to Shareholders incorporated by reference from the Company's Current Report on Form 8-K dated December 8, 1995.

               P&H MATERIAL HANDLING

     P&H Material Handling produces lines of
through-the-air material handling equipment designed for a variety of users as well as container handling cranes for use in ports. The Division is comprised of five business groups: P&H Equipment, P&H Aftermarket, P&H Distribution and Service, Morris - Engineered Products Division and
Morris - Standard Products Division.

      P&H Equipment

     The P&H Equipment group is comprised of the overhead crane and hoist product lines in the United States. It was formed from the core of what made up the Material Handling
Equipment Division in prior years.

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

     Standard overhead cranes are available in capacities from 5 to 100 tons. Stacker cranes, ranging in capacities from 2 to 50 tons, are particularly suitable for factory automation projects. Portal cranes range in lifting capacities from 5 to 100 tons and are used outdoors for woodyard, scrap, and container handling.

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

     P&H Aftermarket

     The P&H Aftermarket Group consists of:  Product
Support, which markets repair parts, and PHoenix(TM) which handles pre-owned and remanufactured cranes and parts.

     The Product Support portion of the aftermarket group markets replacement products and parts through Material
Handling Centers, both independent and company owned, in domestic markets and through licensees or agents in international markets. This group differentiates itself from the competition through reliable and responsive delivery performance.

     The PHoenix portion of the aftermarket group markets pre-owned cranes under the PHoenix trademark which have been remanufactured and modernized to meet customer requirements. It also markets pre-owned parts to its customers. The PHoenix group also provides engineering services for the revitalization of crane and runway systems. The group's products are marketed direct and through both independent and company owned Material Handling Centers.



     P&H Distribution and Service

     This group provides installation, erection and repair and maintenance services under the ProCare(R) trademark through the growing network of company owned Material
Handling Centers. The group responds to customers' increased desire to outsource the repair and maintenance of overhead cranes and hoists.

     Morris - Engineered Products Division

     The Morris - Engineered Products Division is the larger portion of the Morris Mechanical Handling business based in the United Kingdom. It manufactures high integrity special purpose heavy lifting equipment, principally container handling cranes. In addition, its operations in South Africa are involved in the manufacture and service of cranes and other lifting equipment.
It also has a United Kingdom Crane Service Division that distributes and services overhead lifting equipment throughout the United Kingdom.

     Morris - Standard Products Division

     The Morris - Standard Products Division manufactures hoists, cranes, linear motors, and controls. The hoist division manufactures a range of electric wire rope hoists and both electric and hand chain hoists. The industrial cranes division manufactures electric overhead cranes all to standardized designs. Linear Motors manufactures crane and general industrial controls and linear motors for special and general application. A recently acquired operation in Singapore will provide a base for distribution of standard products in that region.


                DISCONTINUED SEGMENTS

     Environmental

     The Company completed the sale of Joy Environmental
Technologies ("JET") in the first quarter of 1996. JET has been presented as a discontinued operation in the Company's
Consolidated Financial Statements.

     JET supplies flue gas desulfurization systems for reducing levels of sulfur dioxide in smokestack emissions which otherwise might react with other chemicals in the atmosphere to form acid rain. JET also designs, fabricates, and installs systems for the collection and removal of ash accumulated at the bottom of coalburning boilers and ash carried up the exhaust flues of these boilers. These products and services are used worldwide by various electric utilities and industrial companies.

     Systems

     Syscon Corporation ("Syscon"), the remaining unit in the Company's Systems Group, was sold in February, 1995 to Logicon, Inc. Syscon is engaged principally in providing systems development, systems integration and systems services to the United States Government, government agencies and commercial enterprises.

             INTERNATIONAL OPERATIONS

     In 1995, 1994 and 1993, Beloit's foreign sales
(principally the United Kingdom, Italy, Canada, Brazil and
Poland) amounted to 41%, 30% and 28%, respectively, of Beloit's consolidated net sales.

     Foreign sales of the Mining Equipment segment
(principally in Australia, South Africa, Brazil, Canada,
United Kingdom and Germany) generated approximately 44% of the segment's consolidated net sales in 1995, 48% in 1994 and 49% in 1993.

     More than 60% of Longwall's net sales in 1995 were derived from markets outside the United States (principally the United Kingdom, Continental Europe, Asia, Australia,
South Africa and Canada).

     P&H Material Handling has been actively increasing its global operations and now has operations in the United
Kingdom, South Africa, Canada, Mexico, and Singapore which offer a combination of manufacturing, distribution and service facilities. In addition, agents and distributors represent their products in other parts of the world.
Foreign sales in 1995 amounted to 48% of the segment's consolidated net sales.

     Beloit has granted licensing agreements to serve certain foreign markets to companies located in Australia, Japan and Spain. The licensing agreement with Mitsubishi in Japan represents the majority of Beloit's license income.
Beloit maintains sales and service offices throughout the world to remain competitive in foreign markets.

     In general, sales of licensed mining products are managed within the country of manufacture by the foreign licensee. Licensee exports, together with exports from the United States, are sold through P&H Mining Equipment's and
P&H Material Handling's subsidiaries, which directly or through subsidiaries or affiliates maintain regional sales offices in: Brisbane, Melbourne, Singleton, Mackay and
Perth, Australia; North York and Vancouver, Canada;
Hermosillo, Mexico; Belo Horizonte and Sao Paulo, Brazil;
Santiago, Chile; Lima, Peru; Weiterstadt, Germany;
Aylesbury, United Kingdom; Johannesburg, South Africa; and
Puerto Ordaz, Venezuela.

     Harnischfeger Industries' international operations are subject to certain risks not generally applicable to its domestic businesses, including currency fluctuations, changes in tariff restrictions, restrictive regulations of foreign governments (including price and exchange controls), and other governmental actions. Harnischfeger Industries has entered into various foreign currency exchange contracts with major international financial institutions designed to minimize its exposure to exchange rate fluctuations on foreign currency transactions.

                       GENERAL

Seasonality

     No significant portion of Harnischfeger Industries' business is subject to or influenced by seasonal factors; however, Harnischfeger Industries' business is influenced by the cyclical nature of the paper machinery, mining, and capital goods industries.

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

     In the United States, surface mining equipment, overhead cranes and certain electrical products are marketed principally directly from the segments' headquarters and regional sales offices. Electric wire rope and chain hoists and crane modernizations are sold through dealers and distributors, assisted and coordinated by corporate and regional office personnel. P&H Material Handling has a dealer network of regional distributorships (referred to as Material Handling Centers).

     Joy Mining Machinery and Longwall sales are made mostly through sales offices located in major coal-producing areas. JOY's and Longwall's worldwide sales forces have marketing responsibility for new machine sales, as well as for parts, components and rebuild services provided to customers. A segment of the sales forces in the United States is dedicated to manning a truck fleet which visits customer sites on a regular basis in order to deliver components and parts.

     The manufacture and sale of repair and replacement parts and the servicing of equipment are important aspects of P&H Mining Equipment operations. P&H Mining Equipment maintains mining parts warehouses in Arizona, Minnesota, Nevada, Wisconsin, West Virginia and Wyoming and in
Australia, Brazil, Canada, Chile, Germany, South Africa and
Venezuela. These warehouses facilitate shipment of customers' orders for parts, and some also function as regional service centers.


Competition

     Harnischfeger Industries conducts its domestic and foreign operations under highly competitive market conditions, requiring that its products and services be competitive in price, quality, service and delivery.

     The pulp and paper capital machinery market is globally competitive; Beloit's two major competitors are foreign-owned companies. The principal competitors are Valmet Paper Machinery, Inc., with controlling interest held by Valmet Corporation, Finland, and Voith Sulzer Papertech, with headquarters in Germany.

     P&H Mining Equipment's principal competitors in electric mining shovels are Bucyrus Erie Company and Marion, a division of Global Industrial Technologies. Harnischfeger Industries believes P&H Mining Equipment is the leading participant in this market. Its principal competitors in the hydraulic mining excavator market are Demag, Hitachi, Caterpillar and Orenstein & Koppel. In draglines, the main competitors are Bucyrus Erie Company and Marion. The Division's main competitors in drills are Ingersoll-Rand, Driltech and Bucyrus Erie Company.

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

     Longwall competes globally. The primary competitors of Longwall are DBT and the Marmon Group.

     The principal worldwide competitors for the P&H
Material Handling Division are Demag and Konecranes
International KCI.  Harnischfeger Industries believes that
P&H Material Handling is one of the largest worldwide participants in this market. When considering any specific geographic market, the competitors would normally be split into overhead cranes, dockside cranes, hoists, and service.
There are significant numbers of competitors in each of the geographic markets and segments of those markets.

Customers

     During 1995, there were no sales or services made to an individual customer amounting to 10% or more of consolidated sales.












Backlog

     Backlog by business segment for the Company's continuing operations (in thousands of dollars) as of the end of fiscal years 1995 and 1994 was as follows:

                                                              October 31,
                                                        ---------------------
                                                            1995        1994
                                                       ----------   --------
Papermaking Machinery and Systems....................  $  679,625    $633,770
Mining Equipment.....................................     221,540     190,900
Material Handling Equipment..........................     130,879     107,112
                                                        ---------    --------
                                                       $1,032,044    $931,782
                                                       ==========   =========


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

     P&H Mining Equipment Division and P&H Material
Handling manufacture machines and heat-treated gears, pinions, shafts, structural fabrications, electrical motors, generators, and other electrical parts. They purchase raw and semi-processed steel, castings, forgings, copper and other materials for these parts and components from approximately 400 suppliers. In addition, component parts, such as engines, bearings, controls, hydraulic components, and a wide variety of mechanical and electrical items are purchased from approximately 1,500 suppliers.
Purchases of materials and components are made on a competitive basis with no single source being dominant.

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

     Longwall purchases electric motors, gears, hydraulic parts, electronic components, steel and other components and raw materials from outside suppliers. Certain components and raw materials are purchased from a single supplier; however, alternative sources of supply are available for all such quantities. Longwall believes that it has adequate sources of supplies of component parts and raw materials for all its manufacturing requirements.

Patents and Licenses

     Patents are quite important in the papermaking industry. All major machinery manufacturers use patents extensively to protect the technology base that results from research and development. Beloit has been granted numerous patents on its designs and more are pending. Most are registered in all of the major countries into which Beloit and its licensees sell.

     In May, 1993, a Federal court jury in Madison,
Wisconsin returned a verdict finding that J.M. Voith GmbH of Germany and its subsidiary, Voith, Inc. of Appleton, Wisconsin infringed upon Beloit's patent on its Bel-
Champ(R) technology for the drying technology of large paper manufacturing machines. The verdict was appealed by Voith. In September, 1995, J.M. Voith GmbH, Voith, Inc., and Beloit reached an understanding concerning settlement of their outstanding patent litigation.

     In addition, on November 23, 1994, a Federal court jury, in Madison, Wisconsin, returned a verdict finding
Valmet Corporation of Finland guilty of infringing a key patent held by Beloit Corporation on the Bel-Champ paper machine drying technology. In connection with this suit, the jury awarded Beloit $7.9 million in damages. The verdict in this case has been appealed by Valmet and the award has not been recorded in the Company's financial statements.

     P&H Mining Equipment and P&H Material Handling have numerous domestic and foreign patents, patent applications and patent licensing agreements. Harnischfeger Corporation does not consider these businesses materially dependent upon any patent or patent license agreement.

     JOY, Longwall and their respective subsidiaries own numerous patents and trademarks and have patent licenses from others relating to their respective products and manufacturing methods. Also, patent and trademark licenses are granted to others throughout the world and royalties are received under most of these licenses. While JOY and Longwall do not consider any particular patent or license or group of patents or licenses to be essential to their respective business as a whole, both JOY and Longwall consider its patents and licenses significant to the conduct of its business in certain product areas.

Research and Development

     Harnischfeger Industries maintains a strong commitment to research and development with engineering staffs that are engaged in full-time research and development of new, and improvement of existing, products. Beloit maintains research and development facilities in Rockton, Illinois, Pittsfield, Massachusetts, Bolton, United Kingdom, Clarks
Summit, Pennsylvania, Portland, Oregon and Waukesha,
Wisconsin. Harnischfeger Corporation maintains research and development facilities in Milwaukee, Wisconsin. JOY and Longwall pursue technological development through the engineering of new products, systems and applications; the improvement and enhancement of licensed technology; and synergistic acquisitions of technology. Research and development expenses were $30.3 million in 1995, $28.9 million in 1994, and $26.7 million in 1993.

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





Employees

     As of October 31, 1995, Harnischfeger Industries employed approximately 14,000 persons, of which approximately 8,800 were employed in the United States.
Approximately 6,950 of the United States employees are represented by local unions under collective bargaining agreements with expiration dates from December 31, 1995 to August 4, 2000. Harnischfeger Industries believes that it maintains generally good relationships with its employees.

Financial Information about Industry Segments

     The financial information on industry segments is presented in Note 15 to the Financial Statements incorporated by reference from the Company's Current Report on Form 8-K dated December 8, 1995.



Item 2. Properties

     As of October 31, 1995, the following principal properties were owned, except as indicated. All of these plants are generally suitable for operations.

     Harnischfeger Industries owns a 120,000 square foot office building in Brookfield, Wisconsin, which is used as its worldwide corporate headquarters and is currently constructing a new corporate headquarters in St. Francis, Wisconsin.

                  MINING EQUIPMENT LOCATIONS

                         Floor Space    Land Area
 Plant and Location      (Sq. Ft.)      (Acres)    Principal Operations
------------------------- -----------   --------- --------------------------
Milwaukee, Wisconsin..... 1,067,000          46   Electric mining shovels, hydraulic
                                        mining excavators, electric and
                                        diesel-electric draglines and large
                                        rotary blasthole drills.
                                        Crane welding.

Milwaukee, Wisconsin.....   180,000          13   Electrical products, heavy duty
                                        overhead and portal crane components and
                                        service parts warehouse.
                                        Crane assembly.

Franklin, Pennsylvania...   714,640          63   Underground coal mining machinery,
                                        components and parts.

Reno, Pennsylvania.......   121,400          22   Components and parts for
                                        mining machinery.
Brookpark, Ohio..........    85,000           4   Components and parts for mining
                                        machinery.
Solon, Ohio..............    96,800          14   Components and parts for mining
                                        machinery.

Bluefield, Virginia......   102,160          15
Duffield, Virginia.......    72,000          11
Homer City, Pennsylvania.    79,500          10   Mining machinery rebuild, service
                                        and parts sales.
Meadowlands, Pennsylvania   118,316          13
Mt. Vernon, Illinois.....   107,130          12
Price, Utah..............    44,200           6

New Philadelphia, Ohio...   277,600          17   Axial vane, and centrifugal fans,
                                        components and parts.
Bassendean, Australia....    75,500           5   Components and parts for mining
                                        shovels.

Mt. Thorley, Australia...    20,000           6   Components and parts for mining
                                        shovels.
Kurri Kurri,
  Australia..............   264,000           1   Mining machinery rebuild,
                                        service and parts sales.
Litigow, Australia.......     8,500           1   Parts sales for mining machinery
                                        parts sales.
Moss Vale, Australia.....   764,150          18   Underground coal mining machinery,
                                        components and parts.
Johannesburg, So.
  Africa.................   103,000           6   Components and parts for mining
                                        shovels.
Johannesburg, So.
  Africa.................    44,000(1)   1   Electrical products and components
                                        for mining shovels.
Steeledale, South Africa.   557,400          15   Underground coal mining machinery,
                                        components and parts.

Belo Horizonte, Brazil...    37,700           1   Components and parts for mining
                                        shovels.

East Kilbride, Scotland,
  U.K....................   109,550          13   Underground coal mining machinery,
Pinxton, U.K.............    42,000           2   components and parts

-------------------------
(1) Under a lease expiring in 2005.

     This segment operates warehouses in Casper and Green
River, Wyoming; Hibbing, Minnesota; Charleston and
Pineville, West Virginia; Milwaukee, Wisconsin; Phoenix,
Arizona; Elco, Nevada; Birmingham, Alabama; Carlsbad, New
Mexico; Norton, Virginia; Lovely and Henderson, Kentucky;
Hinton, Sparwood, Cornwall and Vancouver, Canada;
Bayswater, Mt. Thorley, Gracemere and Mackay, Australia;
Belo Horizonte, Brazil; Weiterstadt, Germany; Johannesburg,
Wadeville and Hendrina, South Africa; Stobswood, United
Kingdom and Puerto Ordaz, Venezuela. The warehouses in
Casper, Hibbing, Milwaukee, Mt. Thorley, Belo Horizonte and
Johannesburg are owned; the others are leased. In addition, the segment leases sales offices throughout the United
States and in principal locations in foreign countries.


             P&H MATERIAL HANDLING LOCATIONS

                        Floor Space   Land Area
Plant and Location      (Sq. Ft.)     (Acres)        Principal Operations
----------------------- -----------   ---------     ----------------------------
Milwaukee, Wisconsin..... 130,000 (1)   8     Remanufacture of overhead cranes,
                                           hoists and material handling
                                           equipment.

Oak Creek, Wisconsin..... 277,000           36       Engineered and standard overhead
                                                cranes, hoists and material
                                                handling equipment.

Loughborough, UK......... 420,000           36       Engineered and standard overhead
                                           cranes, hoists, controls and
                                           material handling equipment.

Johannesburg, S. Africa.. 124,000            7       Engineered and standard overhead
                                                cranes, hoists and material
                                                handling equipment.

Mexico City, Mexico......  65,000            3       Engineered and standard overhead
                                           cranes, hoists and material
                                           handling equipment.

Birmingham, Alabama......  36,500            3       Standard overhead cranes and
                                           service.

Missisauga, Canada.......  17,600 (2)   1     Manufacture of brakes.

Singapore, Singapore.....  21,200 (3)   1     Standard overhead cranes and hoist
                                           distribution.

(1) Under a lease expiring in 1996.
(2) Under a lease expiring in 2000.
(3) The land is under a lease expiring in 2024.

   This division has leased facilities for its company owned Material Handling Centers in San Leandro, California;
Pittsburg, California; Portland, Oregon; Reno, Nevada;
Dallas, Texas; Houston, Texas; New Orleans, Louisiana;
Chicago, Illinois; Detroit, Michigan; Pittsburgh,
Pennsylvania; and Cleveland, Ohio. In addition, the division leases sales offices throughout the United States and in principal locations in foreign countries. It also has approximately 18 leased locations for service operations in the United Kingdom, Mexico and South Africa.




             PAPERMAKING MACHINERY AND SYSTEMS LOCATIONS

                          Floor Space  Land Area
Plant and Location        (Sq. Ft.)    (Acres)    Principal Operations
-----------------------   -----------  ---------  ------------------------------
Beloit, Wisconsin......... 928,000       40          Papermaking machinery and finished
                                           product processing equipment.

Beloit, Wisconsin......... 230,000       15          Castings, pattern shop.

Waukesha, Wisconsin.......  57,000       10          Castings, pattern shop and
                                           finished product processing.

Waukesha, Wisconsin.......  76,000(1)   13    Refiner plate machining, finished
                                           product processing and warehousing.

Rockton, Illinois......... 469,000      203          Papermaking machinery, finished
                                           product processing equipment
                                           and R&D center.

South Beloit, Illinois.... 163,000       11          Castings.

Dalton, Massachusetts..... 277,000       55          Stock and pulp preparation
                                           equipment and specialized
                                           processing systems.

Lenox, Massachusetts...... 127,000       19          Winders.
Pittsfield,
  Massachusetts...........  36,000       30          Research and development facility and
                                           pilot plant for process simulation.

Aiken, South Carolina.....  92,000       17
Columbus, Mississippi..... 133,000       22          Rubber and polymeric covers for rolls;
Federal Way, Washington...  55,000        3          rolls; rubber blankets; rubber linings
Neenah, Wisconsin.........  77,000       10          and metal roll repairs.
Clarks Summit, PA.........  88,000       10
Renfrew, Canada........... 145,000       22

Kalamazoo, Michigan.......  23,500        1          Filled rolls for supercalenders and
                                                 specialty rolls.

Portland, Oregon..........  41,000        5          Bulk materials handling and drying
                                           systems.

Rochester, New Hampshire..  15,650        5          Specialty services provided
                                           principally to the paper industry.

Pensacola, Florida........   7,250        2          Specialty services provide
                                           principally to the paper industry.

Sandusky, Ohio............ 254,000       13          Centrifugal castings.
Glenrothes, United Kingdom  56,000        8          Centrifugal castings.
Campinas, Brazil.......... 202,000       33          Papermaking machinery and finished
                                           product processing equipment;
                                           stock and pulp preparation
                                           equipment; woodyard and pulp
                                           plant equipment.

Bolton, United Kingdom.... 465,400       73          Papermaking machinery and finished
                                           product processing equipment;
                                           stock and pulp preparation
                                           equipment.

Pinerolo, Italy........... 517,400       18          Papermaking machinery and finished
                                           product processing equipment;
                                           stock and pulp preparation
                                           equipment.

Jelenia Gora, Poland...... 522,000       40          Papermaking machinery and finished
                                           product processing equipment;
                                           stock and pulp preparation
                                        equipment.

Swiecie, Poland...........  37,000 (2)   4    Components and parts for papermaking
                                           machinery equipment.

Cernay, France............  35,200        15    Roll-covering service.

-------------------------
(1) Under a lease expiring in 2007.
(2) Under a lease expiring in 2019.


     The Papermaking Machinery and Systems business has warehouse space at the above facilities and in addition maintains leased facilities in Memphis, Tennessee; Swiecie, Poland; and Montreal, Canada. Sales offices are also maintained at various locations throughout the world.

     Information relating to lease commitments is presented in Note 11 to the Financial Statements incorporated by reference from the Company's Current Report on Form 8-K dated December 8, 1995.

Item 3. Legal Proceedings

     The Company is party to litigation matters and claims which are normal in the course of its operations and, while the results of litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

     The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect on its consolidated financial position or results of operations.



Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

Executive Officers of the Registrant

     The following table sets forth, through the date of filing this 10-K report, the executive officers of Harnischfeger Industries and its major subsidiaries, their ages, their offices with Harnischfeger Industries and the period during which they have held such offices.


            Name              Age    Current Office and Principle Occupation
----------------------------  ---    ----------------------------------------
Jeffery T. Grade............  52    Chairman of the Board and Chief Executive
                            Officer since 1993; Chief Executive Officer
                            since 1992; President and Chief Operating
                            Officer since 1986; Director since 1983;
                            Senior Vice President, Finance and
                            Administration and Chief Financial
                            Officer from 1983 to 1986.

Francis M. Corby, Jr........  51      Executive Vice President for Finance and

                                      Administration since December 1994; Senior Vice
                            President, Finance and Chief Financial Officer
                            from 1986 to December 1994.

John Nils Hanson............  53 Executive Vice President and Chief Operating
                            Officer since July 1, 1995; President and Chief
                            Executive Officer of Joy Mining Machinery
                            1990 to July 1995.


K. Thor Lundgren............  48      Executive Vice President for Law and Government
                            Affairs since December 1994; Senior Vice
                            President and General Counsel from 1991
                            to December 1994.

Richard W. Schulze..........  58      Senior Vice President and Special Assistant to
                            the Chairman and CEO since December 1994; Senior
                            Vice President, Human Resources and Public
                            Relations from 1982 to December 1994.

James C. Benjamin...........  43 Vice President and Controller since 1986.

Ian Lambert.................  49 Vice President and Treasurer since 1989.

Joseph A. Podawiltz.........  50 Vice President of Human Resources since
                            February 1995.

                             Number
                              of Years
            Name              as Officer
----------------------------  ----------
Jeffery T. Grade............      13






Francis M. Corby, Jr........      10




John Nils Hanson............       -





K. Thor Lundgren............        4



Richard W. Schulze..........       14



James C. Benjamin...........       10

Ian Lambert.................        6

Joseph A. Podawiltz.........        -


     Mr. Lundgren joined the Company in September, 1991.
Prior to joining the Company, Mr. Lundgren was a partner with the law firm of Michael, Best & Friedrich.

     Mr. Podawiltz joined the Company in February, 1995.
Prior to joining the Company, Mr. Podawiltz was Vice
President of Human Resources with the A.O. Smith Automotive
Products Company.

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



                         PART II

     The information required by Items 6 through 8 is incorporated by reference from the Company's Current Report on Form 8-K dated December 8, 1995.

 Form 10-K
Item Number
-----------
Item 5.   Market for the Registrant's Common Stock
          and Related Stockholder Matters (filed in
          this report on Form 10-K)

Item 6.   Selected Financial Data for the Registrant for
          Each of the Last Five Fiscal Years
Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations
Item 8.   Financial Statements and Supplementary Data
Item 9.   Disagreements on Accounting and Financial Disclosure:
          None



                         PART III

     All information required by Items 10 through 13 of
Part III, with the exception of information on the Executive Officers which appears in Part I of this report, is incorporated by reference from the Company's Proxy
Statement for its 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.


                                  PART IV

  The information required by Item 14 is incorporated by reference from the 1995 Annual Report to Shareholders reported on the Company's Current Report on Form 8-K dated
December 8, 1995.





Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:
      (1) Financial Statements
      Statement of Income for the years ended
          October 31, 1995, 1994 and
          1993
      Balance Sheet at October 31, 1995 and 1994
      Statement of Cash Flows for the years ended
          October 31, 1995, 1994 and
          1993
      Statement of Shareholders' Equity for the years
           ended October 31, 1995,
           1994 and 1993
      Notes to Financial Statements
      Report of Independent Accountants

(2) Financial Statement Schedule

For the Years Ended October 31, 1995, 1994 and 1993:
II. Valuation and Qualifying Accounts


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



 (3) Exhibits

     Exhibit
     Number                           Exhibit
    -------  -------------------------------------------------------------
     3(a)    Certificate of Incorporation of Harnischfeger Industries, Inc.
        (incorporated by reference to Exhibit 3(a) of the Registration
        Statement on Form S-4, File No. 33-8821).
      (b)    Bylaws of Harnischfeger Industries, Inc., as amended on
        December 11, 1995.
      (c)    Certificate of Designations of Preferred Stock, Series D
        (incorporated by reference to Exhibit 28.1(b) to Registrant's
        Current Report on Form 8-K dated March 25, 1992).
      (d)    Amendment to Certificate of Incorporation of Harnischfeger
        Industries, Inc. dated November 29, 1994(incorporated by
        reference to Exhibit 4.1(c) to Registration Statement on
        Form S-8, File No. 33-57209).
     4(a)   9.1% Series A Senior Note Agreement dated as of September 15, 1989
            (incorporated by reference to Exhibit 4(b) to Report of Harnischfeger
            Industries, Inc. on Form 10-K for the year ended October 31, 1991,
        File No. 1-9299).
      (b)   9.1% Series B Senior Note Agreement dated as of October 15, 1989
            (incorporated by reference to Exhibit 4(c) to Report of Harnischfeger
            Industries, Inc. on Form 10-K for the year ended October 31, 1991,
            File No. 1-9299).
      (c)    8.95% Series C Senior Note Agreement dated as of February 15, 1991
            (incorporated by reference to Exhibit 4(d) to Report of Harnischfeger
            Industries, Inc. on Form 10-K for the year ended October 31, 1991,
            File No. 1-9299).
      (d)    8.9% Series D Senior Note Agreement dated as of October 1, 1991
            (incorporated by reference to Exhibit 4(e) to Report of
            Harnischfeger Industries, Inc. on Form 10-K for the year
            ended October 31, 1991, File No. 1-9299).
      (e)    Indenture for Debentures issued March 3, 1992 between Harnischfeger
            Industries, Inc. and Continental Bank, National Association, Trustee,
            dated March 1, 1992 (incorporated by reference to Exhibit 4(f) to
            Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1992, File No. 1-9299).
      (f)    First Supplemental Indenture for Debentures issued June 22, 1992 between
            Harnischfeger Industries, Inc. and Continental Bank, National
        Association, Trustee, dated June 12, 1992 (incorporated by reference to Exhibit 4(g) to Report of Harnischfeger Industries, Inc. on
        Form 10-K for the year ended October 31, 1992, File No. 1-9299).
      (g)    Registration Statement filed on Form S-3, for issuance of Debt
        Securities of up to $150,000,000 dated August 22, 1992,
        File No. 33-51436 (incorporated by reference to Exhibit 4(h) to
        Report of Harnischfeger Industries, Inc. on Form 10-K for the
        year ended October 31, 1992, File No. 1-9299).
      (h)    Rights Agreement dated as of February 8, 1989 between the
        Registrant and the First National Bank of Boston, as Rights Agent,
        which includes as Exhibit A the Certificate of Designations of
        Preferred Stock, Series D, setting forth the terms of the
        Preferred Stock, Series D; as Exhibit B the Form of Rights
            Certificate; and as Exhibit C the Summary of Rights to Purchase
        Preferred Stock, Series D (Incorporated by reference to Exhibit 1 to Registrant's Registration Statement on Form 8-A filed on
        February 9, 1989).
      (i)    Harnischfeger Industries, Inc. Stock Employee Compensation Trust
        Agreement effective as of March 23, 1993 (incorporated by reference to Exhibit 4(k) to Report of Harnischfeger Industries, Inc.
        on Form 10-K for the year ended October 31, 1993, File No.1-9299).*
      (j)    Amendment One to Harnischfeger Industries, Inc. Stock Employee
        Compensation Trust Agreement dated January 1, 1994.*
   (k)  Amendment Two to Harnischfeger Industries, Inc. Stock Employee
        Compensation Trust Agreement dated May 6, 1995.*
   (l)  $240,000,000 Amended and Restated Credit Agreement dated as of November 25, 1994 among Harnischfeger Industries Inc. as borrower and financial institutions from time to time thereto as lenders, the First National Bank of Chicago and Royal Bank of
        Canada, as co-agents and Chemical Bank as Agent
        (incorporated by reference to Exhibit 4(k) to Report of Harnischfeger
        Industries, Inc. on Form 10-K for the year ended October 31, 1994,
        File No. 1-9299).
      (m)    Form of Indenture, dated as of September 1, 1993, between
        Joy Technologies Inc. and The Bank of Montreal Trust Company,
        as Trustee for Joy Technologies Inc.'s 10 1/4% Senior Notes due
        2002(incorporated by reference to Exhibit 4.1 to Joy Technologies
        Inc.'s Report on Form 10-Q for the quarter ended August 27, 1993, filed October 7, 1993).
    10(a)    Harnischfeger Industries, Inc. 1988 Incentive Stock Plan, as amended on
            March 6, 1995.*
      (b)   Deferred Compensation Plan (incorporated by reference to Exhibit
        10.4 to Form S-1 Registration Statement of Harnischfeger Corporation,
        File No. 12-89771).*
      (c)    Harnischfeger Industries Deferred Compensation Trust dated
        November 1, 1988 (incorporated by reference to Exhibit 10(d) to
        Report of Harnischfeger Industries, Inc. on Form 10-K for the
        year ended October 31, 1988, File No. 01-9299).*
      (d)    First Amendment of the Deferred Compensation Trust dated
        December 19, 1990.*
      (e)    Harnischfeger Industries, Inc. Executive Incentive Plan, as amended as of October 9, 1995.*
      (f)    Harnischfeger Industries, Inc. Supplemental Retirement and Stock Funding
             Plan, as amended as of October 9, 1995.*
      (g)    Directors Stock Compensation Plan, as amended, as of October 9, 1995.*
      (h)   Service Compensation Agreement for Directors effective as of
        June 1, 1992 (incorporated by reference to Exhibit 10(g) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended
        October 31, 1992, File No. 1-9299).*
      (i)    Key Executive Employment and Severance Agreement, entered into as of
        October 8, 1995, between Harnischfeger Industries, Inc. and
        Jeffery T. Grade.*
      (j)    Key Executive Employment and Severance Agreement, entered into as of
        October 8, 1995, between Harnischfeger Industries, Inc. and
        Francis M. Corby, Jr.*
      (k)    Key Executive Employment and Severance Agreement, entered into as of
        October 8, 1995, between Harnischfeger Industries, Inc. and
        K. Thor Lundgren.*
      (l)    Independent Consultant Agreement, entered into on June 16, 1995, between
        Harnischfeger Industries, Inc. and John A. McKay.*
      (m)    Purchase and Sale Agreement by and among HEI Systems, Inc. and HEI
             Acquisition, Inc. and Harnischfeger Industries, Inc., dated as of
        October 28, 1993 (incorporated by reference to Exhibit 10(p)
        to Report of Harnischfeger Industries, Inc. on Form 10-K for the
        year ended October 31, 1993, File No. 1-9299).
      (n)    Agreement and Plan of Merger, dated as of August 17, 1994 among
        Harnischfeger Industries, Inc., Harnischfeger Acquisition
        Corporation and Joy Technologies Inc. (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4, File No.1-9299).
      (o)    Joy Technologies Inc. 1991 Stock Option and Equity Incentive Plan dated
        November 12, 1991 (incorporated by reference to Exhibit 99-1999.1 to
        Registration Statement on For S-8, File No. 33-57209).*
      (p)    Amendment to Joy Technologies Inc. 1991 Stock Option and Equity
        Incentive Plan dated November 29, 1994 (incorporated by reference to Exhibit 99-1999.2  to Registration Statement on Form S-8, File
        No. 33-57209).*
     11      Statement Re Computation of Earnings Per Share.

     13 1995 Annual Report to Shareholders (incorporated by reference on the Company's Current Report on Form 8-K dated December 8, 1995).

     21      Subsidiaries of the Registrant.

     23(a)   Consent of Price Waterhouse LLP
     23(b)   Consent of Arthur Andersen LLP

     24      Powers of Attorney.

     27 Financial Data Schedule incorporated by reference from the Company's Current Report on Form 8-K dated December 8, 1995.

  * Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.









(b)  Reports on Form 8-K

(1) Current Report on Form 8-K dated September 1, 1995 relating to the Company's discussions with Dobson Park
Industries plc concerning the possible acquisition of Dobson's outstanding shares.

(2) Current Report on Form 8-K dated October 11, 1995 relating to Harnischfeger and The First National Bank of
Boston, as Rights Agent, amending the Rights Agreement dated as of February 8, 1989.

(3) Current Report on Form 8-K dated October 26, 1995 relating to Harnischfeger Industries news release announcing that the Dobson board unanimously recommended that its shareholders approve an offer by Harnischfeger
Industries to purchase all of Dobson's outstanding shares.

(4) Current Report on Form 8-K dated December 4, 1995 relating to the pro forma financial information relative to the acquisition of Dobson required pursuant to Article 11 of Regulation S-X and the Company's five-year historical computation of Ratio of Earnings to Fixed Charges.

(5) Current Report on Form 8-K dated December 4, 1995 relating to the 1995 financial statements of Dobson.

(6)     Current Report on Form 8-K dated December 8, 1995
relating to the Company's filing of its fiscal 1995 financial statements and notes thereto, Management's
Discussion and Analysis, and related schedules and exhibits.


                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brookfield, Wisconsin, on the 29th day of January, 1996.

                          HARNISCHFEGER INDUSTRIES, INC.
                                  (Registrant)

                           /s/FRANCIS M. CORBY, JR.
                            Francis M. Corby, Jr.
                         Executive Vice President for
                          Finance and Administration


     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 29, 1996.

                Signature                                   Title
------------------------------------------     ------------------------------------
           /s/JEFFERY T. GRADE                 Chairman and Chief Executive
      -------------------------                Officer
           Jeffery T. Grade
         /s/FRANCIS M. CORBY, JR.              Executive Vice President for
      --------------------------               Finance and Administration
            Francis M. Corby, Jr.
           /s/JAMES C. BENJAMIN                Vice President and Controller
      --------------------------
              James C. Benjamin
                   (1)                         Director
      --------------------------
              Donna M. Alvarado
                   (1)                         Director
      --------------------------
              Larry D. Brady
                   (1)                         Director
      --------------------------
             John D. Correnti
                   (1)                         Director
      --------------------------
             Harry L. Davis
                   (1)                         Director
      --------------------------
            Robert M. Gerrity
                   (1)                         Director
      --------------------------
            Robert B. Hoffman
                   (1)                         Director
      --------------------------
            Ralph C. Joynes
                   (1)                         Director
      --------------------------
          Herbert V. Kohler, Jr.
                   (1)                         Director
      --------------------------
       Jean-Pierre Labruyere
                   (1)                         Director
      --------------------------
        Robert F. Schnoes
                   (1)                         Director
      --------------------------
        Donald Taylor

-------------------------
(1) Jeffery T. Grade, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named Directors of Harnischfeger Industries, Inc.
pursuant to powers of attorney executed by each of such Directors and filed with the Securities and Exchange
Commission as an exhibit to this report.


 January 29, 1996
By:     /s/JEFFERY T. GRADE
           Jeffery T. Grade,
           Attorney-in-fact


                            Item 5

MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

THE ANNUAL MEETING

The annual meeting of the shareholders of Harnischfeger
Industries, Inc. will be held at Milwaukee's Wyndham Hotel,
139 E. Kilbourn Ave., on Tuesday, April 9, 1996 at 10:00 a.m.

ANNUAL REPORT ON FORM 10-K

Copies of the annual report on Form 10-K, filed with the Securities and Exchange Commission, will be available to shareholders after February 15, 1996 without charge on request to:

   Secretary
   Harnischfeger Industries, Inc.
   P.O. Box 554
   Milwaukee, WI  53201-0554
   Telephone: (414)797-6480

TRANSFER AGENT AND REGISTRAR

Bank of Boston
c/o Boston EquiServe
Mail Stop 45-02-09
P.O. Box 644
Boston, MA  02102-0644
Telephone:(617)575-3400

MARKET AND OWNERSHIP OF COMMON STOCK

The principal market for the Company's Common Stock is the New York Stock Exchange, where its trading symbol is HPH.
As of October 31, 1995, the approximate number of holders of record of the Company's Common Stock was 2,100. In addition, there were an estimated 10,000 beneficial owners of shares held of record by brokers and fiduciaries.

CORPORATE HEADQUARTERS

13400 Bishops Lane
Brookfield, WI  53005

MAILING ADDRESS

P.O. Box 554
Milwaukee, WI  53201-0554

SHAREHOLDER SERVICES

Annual Report Requests and General Information Corporate
Communication:  (414)797-6626

FINANCIAL INFORMATION

To obtain fax copies of recent financial press releases and quarterly statements on request, please call 1-800-758-5804 and use access code 396450 at the prompt.

Our press releases are available on the World Wide Web at http.//www.prnewswire.com. Click on Company News On Call to find Harnischfeger.