Form 10-Q
period 1996-01-31
HARNISCHFEGER INDUSTRIES INC
filed 1996-03-15
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
             ----------------------------------
              Washington, D.C.  20549

                     FORM 10-Q
                     ---------
                     (MARK ONE)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
_____      OF THE SECURITIES EXCHANGE ACT OF 1934
 X   FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1996
-----                          ----------------
                         OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
______      OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ________ TO ______
______

           COMMISSION FILE NUMBER 1-9299
           -----------------------------
           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------
(Exact name of registrant as specified in its charter)



          Delaware                  39-1566457
------------------------      -------------------
(State of incorporation)       (I.R.S. Employer
                               Identification No.)

13400 Bishops Lane, Brookfield, Wisconsin  53005
-------------------------------------------------
       (414) 797-6480
(Address & telephone number of principal executive offices)


Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

        Yes    X                 No
               ---                 ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class            Outstanding at March 14, 1996
--------------------------    -----------------------------
Common Stock, $1 par value        48,964,242 shares

   HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------

                     FORM 10-Q
                     ---------
                  JANUARY 31, 1996
                 -----------------
                       INDEX
                       ------


                                           Page No.
                                        ------------
PART I.   Financial Information:

               Statement of Income -           1
                  Three Months Ended
                  January 31, 1996 and 1995

               Balance Sheet -                2-3
                  January 31, 1996 and
                  October 31, 1995

               Statement of Cash Flows -       4
                  Three Months Ended
                  January 31, 1996 and 1995

               Statement of Shareholders' Equity -   5
                  Three Months Ended
                  January 31, 1996 and 1995

               Notes to Financial Statements  6-9

               Management's Discussion and Analysis
  of Results of Operations and Financial
               Condition                    10-15


PART II.  Other Information                   15

Signatures                                        16

PART I.  FINANCIAL INFORMATION
------------------------------

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
STATEMENT OF INCOME
---------------------
(Amounts in thousands except per share amounts)
(Unaudited)


                                         Three Months Ended
                                               January 31,
                                        -------------------
                                         1996        1995
                                        --------- --------
Revenues
   Net Sales                            $632,684 $449,369
   Other Income                           10,882    9,256
                                         ----------------
                                         643,566  458,625
Cost of Sales                            491,532  351,623
Product Development, Selling
  and Administrative Expenses             98,856   72,862
                                          ------- -------

Operating Income                          53,178   34,140
Interest Expense - Net                   (13,237) (11,492)
                                        --------- --------
Income Before JOY Merger Costs, Provision
   for Income Taxes and Minority Interest 39,941   22,648

JOY Merger Costs                               -  (17,459)

Provision for Income Taxes (including credit
   of $6,075in 1995 relating to
   JOY merger costs)                       14,375   1,850

Minority Interest                          (2,375)   (146)
                                         -------- --------
Income From Continuing Operations
   (after deducting $11,384, net of
   applicable income taxes, related
  to JOY merger costs)                     23,191   3,193

Loss From and Net Loss on Sale
   of Discontinued Operation, net
   of applicable income taxes                   - (22,634)

Extraordinary Loss on Retirement of
   Debt, net of
  applicable income taxes                       -  (3,481)
                                          ----------------
Net Income (Loss)                         $23,191 $(22,922)
                                          ================
Earnings (Loss) Per Share
  Income from continuing operations (after deducting
    $0.24 per share related to JOY merger
    costs)                                 $ 0.50 $ 0.07
  Loss from and net loss on sale of
    discontinued operation                      -  (0.49)
  Extraordinary loss on retirement of debt      -  (0.08)
                                           ------  -------
   Net Income (loss) per share             $ 0.50 $(0.50)
                                           ======  =======

See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.
------------------------------
BALANCE SHEET
--------------
(Dollar amounts in thousands)



January 31,                                     October 31,
      1996                                          1995
                                                 -----------  -------------
                                                (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents                        $ 77,645     $  239,043
  Accounts receivable-net                           590,735        499,953
  Inventories                                       523,905        416,395
  Other current assets                              131,031         57,999
  Businesses held for sale                          100,000              -
                                                  ----------    -----------
                                                  1,423,316      1,213,390

Property, Plant and Equipment:
  Land and improvements                              47,796         31,571
  Buildings                                         263,375        233,788
  Machinery and equipment                           710,606        676,546
                                                 -----------   -----------
                                                  1,021,777        941,905
  Accumulated depreciation                         (465,256)      (454,249)
                                                 -----------   -----------
                                                    556,521        487,656

Investments and Other Assets:
  Goodwill                                          399,934        147,943
  Intangible assets                                  44,413         66,796
  Other assets                                      108,140        124,982
                                                  ----------     ---------
                                                    552,487        339,721
                                                  ----------    ----------
                                                 $2,532,324     $2,040,767
                                                  ==========    ==========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
BALANCE SHEET
--------------
(Dollar amounts in thousands)


                                             January 31,      October 31,
                                                1996            1995
                                             -------------    ------------
                                               (Unaudited)
Liabilities and Shareholders' Equity

Current Liabilities:
  Short-term notes payable, including current
    portion of long-term obligations            $   172,541     $   22,802
  Trade accounts payable                            265,557        263,750
  Employee compensation and benefits                118,149        100,041
  Advance payments and progress billings            205,686        154,401
  Accrued warranties                                 50,244         43,801
  Other current liabilities                         233,298        138,508
                                                   ---------     ---------
                                                  1,045,475        723,303

Long-term Obligations                               617,490        459,110

Other Liabilities:
  Liability for postretirement benefits              97,362        101,605
  Accrued pension costs                              35,126         52,237
  Other liabilities                                  19,536         20,820
  Deferred income taxes                              43,020         34,805
                                                     -------      --------
                                                    195,044        209,467

Minority Interest                                    91,628         89,611

Shareholders' Equity:
  Common stock (issued 51,208,098 and
     51,117,774 shares, respectively)                51,208         51,118
  Capital in excess of par value                    613,152        603,712
  Retained earnings                                  71,869         53,560
  Cumulative translation adjustments                (46,257)       (42,118)
                                                   ---------      ---------
                                                    689,972        666,272
  Less:  Stock Employee Compensation
           Trust (1,920,100 and 1,920,100
        shares, respectively) at market             (65,043)       (60,483)
      Treasury stock (2,274,613 and
           2,504,613 shares, respectively)
           at cost                                  (42,242)       (46,513)
                                                  -----------    -----------
                                                    582,687        559,276
                                                  -----------    -----------
                                                 $2,532,324     $2,040,767
                                                  ===========    ===========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
STATEMENT OF CASH FLOWS
------------------------
(Dollar amounts in thousands)
(Unaudited)
                                    Three Months Ended
                                         January 31,
                                                     ----------------------
                                                      1996           1995
         --------                                  ---------
Operating Activities
   Net income (loss)                                $23,191      $ (22,922)
        Add (deduct) - Items not affecting cash:
     Net loss on sale of discontinued operation           -         22,634
    Extraordinary loss on retirement of debt              -          3,481
        Depreciation and amortization                22,922         18,286
         Minority interest, net of dividends paid     2,375            146
        Other - net                                     811          1,344
   Changes in working capital, exclusive of
    acquisition of businesses
        (Increase) decrease in accounts
      receivable - net                              (17,830)         6,245
     (Increase) in inventories                      (32,516)       (24,999)
        (Increase) in other current assets          (13,711)        (8,965)
        (Decrease) in trade accounts payable        (55,177)       (28,300)
        (Decrease) in employee compensation
      and benefits                                  (17,487)          (639)
        Increase in advance payments and
      progress billings                              20,007         27,315
        Increase (decrease) in other
      current liabilities                             5,812        (13,366)
         ---------                                ----------
     Net cash (applied to) operating
         activities                                 (61,603)       (19,740)
         ---------                                ----------
Investment and Other Transactions
  Purchase of Dobson Park Industries plc,
    net of cash acquired of $4,631                 (325,369)             -
  Sale of Joy Environmental Technologies             11,651              -
  Proceeds from sale of investment in
    Measurex Corporation                                  -         43,578
  Property, plant and equipment - net               (18,490)       (10,262)
   Other - net                                          945         (3,718)
         ---------                                ----------
          Net cash (applied to) provided by
          investment and other transactions        (331,263)        29,598
         ---------                                ----------
Financing Activities
   Dividends paid                                    (4,690)        (4,583)
   Exercise of stock options                          1,719            952
   Issuance of long-term obligations                153,077              -
  Redemption of long-term obligations                  (382)       (95,458)
  Increase in short-term notes payable               81,431         34,487
        ---------                                 ----------
           Net cash provided by (applied to)
           financing activities                     231,155        (64,602)
         ---------                                ----------
Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                     313             58
         ---------                                ----------
(Decrease) in Cash and Cash Equivalents            (161,398)       (54,686)
(Use) of Cash by Joy Technologies from
  February 26, 1994 to November 1, 1994                   -        (23,706)
Cash and Cash Equivalents at Beginning of Period    239,043        196,455
         ---------                                ----------
Cash and Cash Equivalents at End of Period         $ 77,645       $118,063
         ---------                                ----------

See accompanying notes to financial statements. 5

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY
---------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                                  Capital
                                       Common   Excess of
                                        Stock           Par Value
                                       ------   ---------
Three Months Ended January 31, 1996
Balance at October 31, 1995              $51,118   $603,712

   Net income
   Translation adjustments
   Exercise of 82,074 stock options           82      1,637
   Dividends paid ($.10 per share)
   Dividends on shares held by SECT                     192
   Adjust SECT shares to market value                 4,560
   230,000 shares purchased by employee
     benefit plans                                    2,964
  Issuance of restricted stock                 8         87
                                       -------    -------
Balance at January 31, 1996              $51,208   $613,152
                                       =======   ========
Three Months Ended January 31, 1995
-----------------------------------
Balance at October 31, 1994              $50,506    $576,886
 Adjustment related to Joy Technologies
    from February 26, 1994 to
    November 1, 1994                          13         182
                                       -------    -------
 Adjusted Balance at November 1, 1994     50,519     577,068

   Net income
   Translation adjustments
   Exercise of 50,580 stock options           10       (133)
   Dividends paid ($.10 per share)
   Dividends on shares held by SECT                      184
   Adjust SECT shares to market value                  3,146
   398,497 shares purchased by
     employee benefit plans
                                       -------   --------
 Balance at January 31, 1995             $50,529     $580,265
                                       =======  =========

See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.
------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                               Cumulative
                                    Retained  Translation
                                    Earnings  Adjustments
   --------                        -----------
Three Months Ended January 31, 1996
-----------------------------------
Balance at October 31, 1995            $53,560  $(42,118)

   Net income                           23,191
   Translation adjustments                        (4,139)
   Exercise of 82,074 stock options
   Dividends paid ($.10 per share)     (4,882)
   Dividends on shares held by SECT
   Adjust SECT shares to market value
   230,000 shares purchased by employee
     benefit plans
  Issuance of restricted stock
   --------                           --------
Balance at January 31, 1996           $ 71,869  $(46,257)
   =======                            ========
Three Months Ended January 31, 1995
-----------------------------------
Balance at October 31, 1994           $19,936   $(39,194)
 Adjustment related to Joy
   Technologies from
   February 26, 1994 to
   November 1, 1994                    (4,575)     1,742
   --------                          ---------
 Adjusted Balance at
   November 1, 1994                    15,361    (37,452)

   Net income                         (22,922)
   Translation adjustments                        (2,755)
   Exercise of 50,580 stock options
   Dividends paid ($.10 per share)     (4,767)
   Dividends on shares held by SECT
   Adjust SECT shares to market value
   398,497 shares purchased by
     employee benefit plans
  ----------                         ---------
 Balance at January 31, 1995        $ (12,328)  $(40,207)
   ==========                        =========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY
---------------------------------
(Dollar amounts in thousands)
(Unaudited)



                                      Treasury
      SECT                               Stock
   ---------                          --------
Three Months Ended January 31, 1996
Balance at October 31, 1995          $(60,483)  $(46,513)

   Net income
   Translation adjustments
  Exercise of 82,074 stock options
     Dividends paid ($.10 per share)
   Dividends on shares held by SECT
   Adjust SECT shares to
     market value                      (4,560)
   230,000 shares purchased by employee
     benefit plans                                 4,271
  Issuance of restricted stock
   ---------                          --------
Balance at January 31, 1996          $(65,043)  $(42,242)
   ==========                         ========

Three Months Ended January 31, 1995
-----------------------------------

Balance at October 31, 1994          $(53,760)  $(52,009)
 Adjustment related to Joy
     Technologies from
    February 26, 1994
    to November 1, 1994
   ---------                         ---------
 Adjusted Balance at
    November 1, 1994                 (53,760)    (52,009)

   Net income
   Translation adjustments
   Exercise of 50,580 stock options     1,075
   Dividends paid ($.10 per share)
   Dividends on shares held by SECT
   Adjust SECT shares to
    market value                       (3,146)
   398,497 shares purchased by
     employee benefit plans            10,260
  ---------                          ---------
 Balance at January 31, 1995         $(45,571)  $(52,009)
   ========                          =========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY
---------------------------------
(Dollar amounts in thousands)
(Unaudited)



                                                Total
                                              ---------
Three Months Ended January 31, 1996
-----------------------------------
Balance at October 31, 1995                     $559,276

   Net income                                     23,191
   Translation adjustments                        (4,139)
  Exercise of 82,074 stock options                 1,719
  Dividends paid ($.10 per share)                 (4,882)
   Dividends on shares held by SECT                  192
   Adjust SECT shares to market value                  -
   230,000 shares purchased by employee
     benefit plans                                 7,235
  Issuance of restricted stock                        95
                                     ---------
Balance at January 31, 1996                     $582,687
                                                ========
Three Months Ended January 31, 1995
-----------------------------------
Balance at October 31, 1994                     $502,365
 Adjustment related to Joy Technologies
    from February 26, 1994 to
    November 1, 1994                              (2,638)
                                     ---------
 Adjusted Balance at November 1, 1994            499,727

   Net income                                    (22,922)
   Translation adjustments                        (2,755)
   Exercise of 50,580 stock options                  952
   Dividends paid ($.10 per share)                (4,767)
   Dividends on shares held by SECT                  184
   Adjust SECT shares to market value                  -
   398,497 shares purchased by
     employee benefit plans                       10,260
                                     ---------
 Balance at January 31, 1995                    $480,679
                                     =========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
NOTES TO FINANCIAL STATEMENTS
------------------------------
JANUARY 31, 1996
(Amounts in thousands unless indicated.)


(a) Basis of Presentation
   ---------------------
   In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three months ended January 31, 1996 and 1995, cash flows for the three months ended January 31, 1996 and 1995, and financial position at January 31, 1996 have been made. All adjustments made are of a normal recurring nature. See notes (b), (c), and (g) for discussions regarding acquisitions, divestiture of discontinued operations and the fiscal 1995 extraordinary loss on retirement of debt.

   These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Current Report on Form 8-K filed December 8, 1995, which is incorporated by reference in the Company's Annual
   Report on Form 10-K for the year ended October 31, 1995.

   The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

(b) Acquisitions
   --------------
   In early fiscal 1996, the Company completed the acquisition of Dobson Park Industries plc ("Dobson") for a purchase price of approximately
   $330 million including acquisition costs.The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. This allocation was based on preliminary estimates and may be revised at a later date. Resultant goodwill is being amortized over 40 years.

   The following unaudited pro forma results of operations give effect to the acquisition of Dobson as if it had occurred on November 1, 1994:

                                Three Months
                             Ended January 31,
                                     1995
                             -----------------
   Net Sales                                                      $538,915

   Income From Continuing Operations                      3,704

   Net Loss                                                        (22,411)
                                   ===========
   Earnings per share:
   Income from continuing operations                      $ 0.08

          Net Loss                                                   (0.49)
                                     =========

   The unaudited pro forma information is not necessarily indicative either of results of operations that would have occurred had the purchase been made on November 1, 1994, or of future results of operations of the combined companies.

   Dobson, headquartered in the United Kingdom, is an industrial engineering group with interests in underground mining equipment, industrial electronic control systems, toys and plastics. Longwall
   International ("Longwall"), one of the main subsidiaries of Dobson, is engaged in the manufacture, sale and service of underground mining equipment for the international coal mining industry. Its products include electronically controlled roof support systems, armored face conveyors, pumps and belt conveyor components and systems. Longwall's operations are being fully integrated into Joy Mining Machinery, enabling Joy Technologies Inc. ("JOY") to offer integrated underground longwall mining systems to the worldwide mining industry. Longwall's operating results for the first quarter of fiscal 1996 are included in the January 31, 1996 consolidated statement of income.

   The industrial electronic and toys/plastics businesses are held for sale and are separately classified as such on the Consolidated Balance Sheet. These businesses have been valued at $100.0 million and are expected to be sold within one year. This estimate is based on recent valuations and considers expected cash flow during the disposal period.

   On January 29, 1996, the Company and its Beloit
Corporation subsidiary announced that they had entered into a letter of intent with Ingersoll-Rand Company to purchase the assets of the Pulp Machinery Division of Ingersoll-Rand.
 The purchase is expected to be consummated by March
31, 1996 subject to regulatory approval.

   On November 29, 1994, the Company completed the acquisition of JOY through a stock-for-stock merger following approval of the merger by shareholders of each company. Under the terms of the acquisition, accounted for as a pooling of interests, the Company exchanged 17,720,750 shares of Company common stock for all of JOY's 31,353,000 outstanding shares of common stock at an exchange ratio of .5652 of a share of the Company's common stock for each share of JOY common stock.

   JOY's Mining Group is a leader in the worldwide development, manufacture, distribution and servicing of underground mining equipment for the extraction of coal and other bedded materials.

   Effective November 1, 1994, the fiscal year of JOY was conformed to the Company's fiscal year.

   Transaction costs related to the JOY merger of $17,459
   ($11,384 net of tax or $0.24 per share) were charged to income during the first quarter of fiscal 1995.

(c) Divestitures and Discontinued Operations
   -----------------------------------------
   In December 1995, the Company completed the sale of substantially all of the assets of Joy Environmental
   Technologies, Inc. to Babcock and Wilcox, an operating unit of McDermott International, for $11,651. The loss on sale, net of applicable income taxes, was recorded in fiscal 1995.

    On February 16, 1995, the Company completed the sale of Syscon Corporation (the remaining unit of the Systems
   Group) to Logicon, Inc. for a cash price of $45,000.
   In connection with this sale, the Company recorded a loss on sale of discontinued operations, net of applicable income taxes, in the first quarter of fiscal
   1995.

(d) Inventories
   -----------

Consolidated inventories consisted of the following:
      January 31,                                  October 31,
       1996                                           1995
   ------------                                   ------------
   Finished goods                                   $ 279,166   $ 211,555
   Work in process and purchased parts                191,053     170,027
   Raw materials                                      127,065     106,999
     --------                                         --------
                                                      597,284     488,581
   Less excess of current cost over stated
    LIFO value                                        (73,379)    (72,186)
   ----------                                        ---------
                                                    $ 523,905    $416,395
   ==========                                        =========

   Inventories valued using the LIFO method represented approximately 69% and 80% of consolidated inventories at January 31, 1996 and October 31, 1995, respectively.

   The Company has reduced inventory by $6,101 and $6,051 at January 31, 1996 and October 31, 1995, respectively, for progress payments received on contracts accounted for on the completed contract method.

(e) Research and Development Expense
   --------------------------------
   Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $7,145 and $6,966 for the three months ended January 31, 1996 and 1995, respectively.
   Certain capital expenditures used in research activities are capitalized and depreciated over their expected useful lives.

(f) Interest Expense - Net
   ----------------------

   Net interest expense consisted of the following:

                                                    Three Months Ended
                                                       January 31,
                                                  --------------------
                                             1996          1995
                                           -------       -------
    Interest income                           $  2,361       $  1,666
    Interest expense                           (15,598)       (13,158)
                                         ---------      ---------
    Interest expense - net                    $(13,237)      $(11,492)
                                          ========      =========

(g) Long-Term Obligations
    ---------------------

   Long-term obligations at January 31, 1996 and October 31, 1995 consisted of the following:

                                             January 31,       October 31,
                                                   1996            1995
   -------------                              -----------
    10 1/4% Senior Notes due 2003                $188,380       $ 188,380
   8.9% Debentures, due 2022                       75,000          75,000
   8.7% Debentures, due 2022                       75,000          75,000
   7 1/4% Debentures, due 2025
     (net of discount of $1,269)                  148,731               -
   Senior Notes, Series A through D, at
     interest rates of between 8.9% and
     9.1%, due 1996 to 2006                        75,000          75,000
   Industrial Revenue Bonds, at interest
        rates of between 5.9% and 8.8%,
        due 1996 to 2017                           34,224          28,428
   Other                                           24,793          21,183
     --------                                   --------
                                                  621,128         462,991
   Less:  Amounts payable within one year           3,638           3,881
     --------                                   ---------
                                                 $617,490        $459,110
     ========                                   =========

   The 7 1/4% debentures were issued on December 19, 1995 at 99.153% in connection with the Company's acquisition of Dobson. The debentures will mature on December 15, 2025 and are not redeemable prior to maturity nor subject to any sinking fund requirements. Interest on the debentures is payable semi-annually on June 15 and December 15 of each year, commencing June 15, 1996.

   In the first quarter of fiscal 1995, as a result of the repayment of the JOY Bank Facility $(90,785) and the partial redemption of the 10 1/4% Senior Notes
   $(11,620), the Company recorded an extraordinary loss on debt retirement, net of applicable income taxes, of $(3,481) or $(0.08) per share consisting primarily of unamortized financing costs and redemption premiums.

   In November, 1993, the Company entered into a four-year
   Revolving Credit Facility Agreement between the Company and certain domestic and foreign financial institutions that allowed for borrowing of up to $150,000 at rates expressed in relation to LIBOR and other rates. In
   November, 1994, the facility was increased to $240,000 and was extended to November, 1998. In December, 1995, the Agreement was amended to provide for an expiration date of November, 2000. A facility fee is payable on the Revolving Credit Facility. At January 31,1996, there were no direct outstanding borrowings related to the Revolving Credit Facility. However, commercial paper is considered a utilization of the Facility. As of January 31, 1996, the Company has commercial paper borrowings of $82,174.

(h) Contingent Liabilities
   ----------------------
   At January 31, 1996, the Company was contingently liable to banks, financial institutions, and others for approximately $191,000 for outstanding letters of credit securing performance of sales contracts and other guarantees in the ordinary course of business.
   The Company may also guarantee performance of its equipment at levels specified in sales contracts without the requirement for letters of credit.
   Performance guarantees are a normal part of the Company's business and have not resulted in significant cash outlays.

   In addition, in accordance with the terms of the agreement between the Company and H-K Systems, Inc., formerly Harnischfeger Engineers, Inc, the Company has made available a back-up bonding guarantee facility for certain bid, performance and other contract bonds issued by H-K Systems, Inc. The amount of guarantees outstanding cannot exceed $70,000 during fiscal 1996, with the maximum amount decreasing to zero by November, 1998. Outstanding contract bonds under the guarantee arrangement totaled approximately $49,930 at January
   31, 1996; H-K Systems, Inc. typically requires similar bonds from its major subcontractors. Such guarantees have been part of H-K Systems' business in the past and have not resulted in significant cash outlays. The back-up facility may not be used for new types of business or for projects outside of North America, nor does it permit exposure to consequential damages on commercial contracts.

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

(i) Patent Infringement Jury Award
   ------------------------------
   On November 23, 1994, a Federal court jury in Madison,
   Wisconsin returned a verdict finding Valmet Corporation of Finland guilty of infringing a key patent held by Beloit Corporation on the Bel-Champ(R) paper machine drying technology. In connection with this suit, the jury awarded Beloit $7,875 in damages. The verdict in this case has been appealed by Valmet and the award has not been recorded in the Company's financial statements.

(j) Sale of Measurex Stock
   ----------------------
   On December 29, 1994, Measurex Corporation ("Measurex") repurchased 2,026,900 shares of its stock which had been purchased by the Company. The transaction reduced the Company's interest in Measurex from 20% to 10%.

   The Company recorded a gain in Other Income in the first quarter of fiscal 1995 in connection with the sale of Measurex shares. On June 23, 1995, Measurex repurchased the remaining 1,613,100 shares of its stock. These transactions resulted in a combined gain of $29,657 in fiscal 1995. Measurex continues to have cooperative agreements with the Company's Beloit
   Corporation subsidiary.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    THREE MONTHS ENDED JANUARY 31, 1996 AND 1995
        --------------------------------------------
      (Amounts in thousands unless indicated)

Net income for the three months ended January 31, 1996 amounted to $23,191, or $0.50 per share as compared to a net loss of $(22,922), or $(0.50) per share, for the three months ended January 31, 1995. Income from continuing operations in the first quarter of 1996 improved to $23,191, or $0.50 per share as compared to $3,193, or $0.07 per share after JOY merger costs for the comparable period in 1995.

Net results for the first quarter ended January 31, 1995, were reduced by charges of $(21,948), or $(0.48) per share, and $(686), or $(0.01) per share, for losses from discontinued operations (Syscon and Joy Environmental Technologies, Inc, respectively). Also recorded was a charge of $(3,481), or $(0.08) per share, for the extraordinary loss on retirement of debt related to repayment of the JOY Bank Facility and some JOY 10 1/4% Senior Notes.

Per share calculations for the first three months of 1996 and 1995 were based on 46,795 and 45,692 average shares outstanding, respectively.

Significant factors contributing to the $19,998 increase in income from continuing operations for the first three months of 1996 as compared to 1995 included: (1) a $19,038 increase in operating income in 1996 over 1995 as described in the Segment Information section which follows, (2) JOY merger
-------------------
costs of $17,459 in fiscal 1995, offset by (3) a $1,745 increase in interest expense in 1996 resulting from additional debt incurred from the Dobson acquisition, (4) a $12,525 increase in income taxes in 1996 primarily due to higher pre-tax income and (5) a $2,229 increase in minority interest in 1996 due to higher after-tax results of certain operations owned in part by other entities.

In December, 1995, the Company completed the sale of substantially all of the assets of Joy Environmental
Technologies, Inc. to Babcock and Wilcox, an operating unit of McDermott International, for $11,651. The loss on sale, net of applicable income taxes, was recorded in fiscal 1995.

On February 16, 1995, the Company completed the sale of Syscon Corporation to Logicon, Inc. for a cash price of $45,000. In connection with this sale, the Company recorded a loss on sale of discontinued operations, net of applicable income taxes, in the first quarter of fiscal 1995.

Segment Information
-------------------

Operating results of the Company's business segments for the first quarter of 1996 and 1995 are summarized as follows:

                          Net Sales           Operating Income
                                 1996  1995    1996      1995
 ---------                      ------  ------
First Quarter
Mining Equipment              $314,976$199,082$35,382 $22,669
Papermaking Machinery and
  Systems                      252,353 202,332 18,562  12,835
Material Handling               65,355  47,955  4,332   3,322
   -------                     --------------- -------
  Total Business Segments     $632,684$449,369 58,276  38,826
   =======                     =======
Corporate Administration                       (5,098)   (4,686)
                              -------- -------
Operating Income                              $ 53,178   $34,140
                               ======= =======

(a) Includes purchased backlog of Longwall International totaling $231,495.



Segment Information
-------------------

Operating results of the Company's business segments for the first quarter of 1996 and 1995 are summarized as follows:

                        Orders Booked                              Backlog at
                       1996       1995                 1/96       10/95
    ------                       -----          ------ -------
First Quarter
-------------
Mining Equipment              $291,052$201,292        $429,111      (a) $221,540
Papermaking Machinery and
  Systems                      261,373 246,655         688,645      679,625
Material Handling               81,483  49,489         147,007       130,879
   -------                     -------               ---------  --------
  Total Business Segments     $633,908$497,436      $1,264,763     $1,032,044
  ========                    ========              ====================


(a) Includes purchased backlog of Longwall International totaling $231,495.

Segment Information - Continuing Operations
-------------------------------------------
Net sales of the Mining Equipment segment amounted to $314,976 and $199,082 for the first three months of 1996 and 1995, respectively, representing a 58% increase in 1996 as compared to 1995. The sales increase is primarily due to the addition of Longwall and to increases in both original equipment and aftermarket activity for both the surface mining and underground mining operations. Operating profit increased to $35,382 in the first quarter of 1996 as compared to $22,669 in 1995. The increase in operating profit is primarily due to the addition of Longwall and strong surface mining results. Bookings for the first three months of 1996 amounted to $291,052 as compared to $201,292 for the same period in 1995.

The Papermaking Machinery and Systems segment contributed sales and operating profit of $252,353 and $18,562, respectively, for the first three months of 1996, as compared to net sales of $202,332 and operating profit of $12,835 for the corresponding period in 1995. Sales increased 25% in 1996 over 1995 primarily due to an increase in sales of original equipment and rebuilds. Operating profit reflected stronger gross margins due to stronger sales, improved margins and reduced manufacturing variances, in addition to other income from a patent litigation settlement. Income in 1995 included a gain recognized in connection with the sale of Measurex shares. Bookings for the first three months of 1996 amounted to $261,373 as compared to $246,655 for the same period in 1995.

The Material Handling segment contributed sales and operating profit of $65,355 and $4,332, respectively, for the first three months of 1996, as compared to sales of $47,955 and operating profit of $3,322 for the comparable period in 1995. Sales increased primarily due to an increase in original equipment sales. Operating profit increased as a result of increased sales. Bookings for the first three months of 1996 and 1995 amounted to $81,483 and $49,489, respectively.

Income Taxes
------------
The Company's estimated annual effective tax rate for continuing operations for the first three months of 1996 was 36% compared to a 35% federal statutory tax rate. The principal reason for the difference between the effective rate and the statutory rate is nondeductible goodwill partially offset by the availability of tax credits.

Postretirement Benefits Other Than Pensions
-------------------------------------------
The Financial Accounting Standards Board has issued SFAS No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS
112) which was implemented by the Company in the first quarter of fiscal 1995. The impact upon adoption of SFAS 112 on the Company's results of operations and financial position was not material.

Liquidity and Cash Flows
------------------------

The Company's capital structure at January 31, 1996 and
October 31, 1995 was as follows:

                                              January 31,     October 31,
                                                 1996              1995
-------------                                   -----------
Short-term notes payable                         $ 168,903       $ 18,921
Long-term obligations, including current portion   621,128        462,991
  --------                                         -------
                                                   790,031        481,912
Liability for postretirement benefits
 (after tax)                                        63,285         66,043
Minority interest                                   91,628         89,611
Shareholders' equity, excluding SECT               647,730        619,759
----------                                       ----------
Total capitalization                            $1,592,674     $1,257,325
==========                                        ========
Debt to capitalization ratio                         49.6%          38.3%
    ======                                          =======

The increase in debt, both short-term notes payable and long-term obligations, was attributable to debt associated with the acquisition of Dobson Park.


Cash Flow from Operating Activities
-----------------------------------
Cash flow used by operating activities was $61,603 for the three months ended January 31, 1996 compared to cash flow used by operating activities of $19,740 for the comparable period in 1995. The decrease in cash flows between periods is primarily the result of an increase in accounts receivable due to increased sales, an increase in inventory and a decrease in trade accounts payable.

Net working capital, exclusive of businesses held for sale, decreased $212,246 during the three months ended January 31, 1996 due to increases in short-term notes payable and advance payments and a decline in cash and cash equivalents, partially offset by an increase in inventories and accounts receivable. The increase in short-term notes payable and decrease in cash and cash equivalents resulted from the acquisition of Dobson Park plc.

Cash Flow from Investment Activities
------------------------------------
Cash flow applied to investment activities was $331,263 for the three months ended January 31, 1996 compared to cash flow provided by investment activities of $29,598 for the comparable period in 1995. The change is primarily due to the $330,000 acquisition of Dobson Park plc in early fiscal 1996. Fiscal 1995 cash flows from investing activities includes $43,578 from the December 29, 1994 Measurex Corporation repurchase of approximately 2,000 shares of its stock from the Company.

Cash Flow for Financing Activities
----------------------------------
The $231,155 cash provided by financing activities in the first quarter of 1996 was due primarily to the issuance of 7
1/4%, $150,000 debentures and an $81,431 increase in short-term notes payable in connection with the acquisition of Dobson Park plc.

Financing activities for the first quarter of fiscal 1996 included a use of cash for the $95,458 payment for redemption of JOY's remaining Bank Facility and partial redemption of JOY's 10 1/4% Senior Notes offset by an increase of $34,487
in short-term notes payable.   As a result of the redemptions
of the Bank Facility and Senior Notes, the Company recorded an extraordinary loss on debt retirement, net of applicable income taxes, of $(3,481), or $(0.08) per share, in the first quarter of fiscal 1995, consisting primarily of unamortized financing costs and redemption premiums.

The Statement of Cash Flows for the three month period ending
January 31, 1996 has been adjusted to reflect the $23,706 use of cash by JOY from the period February 26, 1994 to November
1, 1994.

The Company maintains the ability to expand its borrowing in several ways, including the following:

(1) A five-year Revolving Credit Facility Agreement between the Company and certain domestic and foreign financial institutions that allows for borrowing of up to $240,000 at rates expressed in relation to LIBOR and other rates. At January 31, 1996, there were no direct outstanding borrowings related to the Revolving Credit Facility. However, commercial paper is considered a utilization of the Facility. As of January 31, 1996, the Company has commercial paper borrowings of $82,174.

(2) Short-term bank credit lines of foreign subsidiaries of approximately $163,700 of which approximately $45,204 was outstanding at January 31, 1996.

The Company believes its available cash, cash flow provided by operating activities and committed credit lines provide adequate liquidity on both a short- and long-term basis.

The Company has no significant capital commitments as of January 31, 1996; any future capital commitments are expected to be funded through cash flow from operations and, if necessary, available lines of credit; however, see discussion below regarding acquisitions.

The Company intends to continue to expand its businesses, both internally and through acquisitions. It is expected that new acquisitions would be financed primarily by internally-generated funds or additional borrowings.

Acquisitions
------------
In early fiscal 1996, the Company completed the acquisition of Dobson for a purchase price of approximately $330,000 including acquisition costs. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years.

Dobson, headquartered in the United Kingdom, is an industrial engineering group with interests in underground mining equipment, industrial electronic control systems, toys and plastics. Longwall International, one of the main subsidiaries of Dobson, is engaged in the manufacture, sale and service of underground mining equipment for the international coal mining industry. Its products include electronically controlled roof support systems, armored face conveyors, pumps and belt conveyor components and systems. Longwall's operations are being fully integrated into Joy Mining Machinery, enabling JOY to offer integrated underground longwall mining systems to the worldwide mining industry. Longwall's operating results were included in the consolidated statement of income in the first quarter of fiscal 1996.

The industrial electronic and toys/plastics businesses are held for sale and are separately classified as such on the Consolidated Balance Sheet. These businesses have been valued at $100,000 and are expected to be sold within one year. This estimate is based on recent valuations and expected operating results during the disposal period.

On January 29, 1996, the Company and its Beloit Corporation subsidiary announced that they had entered into a letter of intent with Ingersoll-Rand Company to purchase the assets of the Pulp Machinery Division of Ingersoll-Rand. The purchase is expected to be consummated by March 31, 1996 subject to regulatory approvals.

On November 29, 1994, the Company completed the acquisition of JOY through a stock-for-stock merger following approval of the merger by shareholders of each company. Under the terms of the acquisition, accounted for as a pooling of interests, the Company exchanged 17,720,750 shares of Company common stock for all of JOY's 31,353,000 outstanding shares of common stock, at an exchange ratio of .5652 of a share of the Company's common stock for each share of JOY common stock.

Effective November 1, 1994, the fiscal year of JOY was conformed to the Company's fiscal year.

Transaction costs related to the merger of $17,459 ($11,384 net of tax or $0.24 per share) were charged to income during the first quarter of fiscal 1995.


Sale of Measurex Stock
----------------------
On December 29, 1994, Measurex Corporation repurchased 2,026,900 shares of its stock which had been purchased by the Company. The transaction reduced the Company's interest in Measurex from 20% to 10%. The Company recorded a gain in Other Income in the first quarter of fiscal 1995 in connection with the sale of Measurex shares. On June 23, 1995, Measurex repurchased the remaining 1,613,100 shares of its stock. These transactions resulted in a combined gain of $29,657 in fiscal 1995. Measurex continues to have cooperative agreements with the Company's Beloit Corporation subsidiary.


            PART II.  OTHER INFORMATION
            ----------------------------
Item 4  Submission of Matters to a Vote of Security Holders
   ---------------------------------------------------
   None

Item 6  (a)    Exhibits:

         4     First Amendment dated as of November 13,
              1995 to the $240,000,000 Amended and
               Restated Credit Agreement

        10     Amended and Restated Harnischfeger
               Industries, Inc. Deferred Compensation Trust
               Agreement dated October 9, 1995.

        11     Statement re:  Calculation of Earnings Per Share

   (b)  Reports on Form 8-K

        1.     Current Report on Form 8-K dated December 4,
        1995 relating to the pro forma financial information relative to the acquisition of Dobson required pursuant to Article 11 of Regulation S-X and the Company's five-year historical computation of Ratio of Earnings to Fixed Charges.

        2.     Current Report on Form 8-K dated December 4,
        1995 relating to the 1995 financial
        statements of Dobson.

        3.     Current Report on Form 8-K dated December 8,
        1995 relating to the Company's filing of its fiscal 1995 financial statements and notes thereto, Management's Discussion and Analysis, and related schedules and exhibits.

FORM 10-Q
----------



                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                HARNISCHFEGER INDUSTRIES, INC.
               ------------------------------
                        (Registrant)
                /s/  Francis M. Corby, Jr.
               -----------------------------
               Francis M. Corby, Jr.
               Executive Vice President for
               Finance and Administration
               and Chief Financial Officer
               /s/  James C. Benjamin
               ---------------------------
                James C. Benjamin
                Vice President and Controller
Date March 14, 1996           and Chief Accounting Officer
-----------------------




               Exhibit 11
               ----------

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CALCULATION OF EARNINGS PER SHARE
---------------------------------
(Amounts in thousands except per share amounts)
                                              1996           1995
                                            --------        -------
Average Shares Outstanding                   46,795         45,692
                                            ========        =======
Income from Continuing Operations           $23,191       $  3,193

Loss From and Net Loss on Sale
  of Discontinued Operation, net
  of applicable income taxes                      -        (22,634)

Extraordinary Loss on Retirement
  of Debt, net of applicable
  income taxes                                  -          (3,481)
                                            --------      ---------
Net Income(Loss)                            $23,191        $(22,922)
                                            ========      =========
Earnings (Loss) Per Share
  Income from continuing operations
    (after deducting $0.24 per share
     relating to JOY merger costs             $0.50         $ 0.07
  Loss from and net loss on sale
    of discontinued operation                     -          (0.49)
  Extraordinary loss on retirement of
    debt                                          -          (0.08)
                                             -------        -------
 Net Income(loss) per share                  $ 0.50         $(0.50)
                                             =======        =======