Form 10-Q
period 1996-04-30
HARNISCHFEGER INDUSTRIES INC
filed 1996-06-14
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
       ----------------------------------------------------
                     Washington, D.C.  20549

                            FORM 10-Q
                        ------------------
                            (MARK ONE)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
___           OF THE SECURITIES EXCHANGE ACT OF 1934
 X        FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996
- ----                                     ---------------
                                OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
___           OF THE SECURITIES EXCHANGE ACT OF 1934
___                 FOR THE TRANSITION PERIOD FROM        TO
                                        ------     ------

                  COMMISSION FILE NUMBER 1-9299
        --------------------------------------------------
                  HARNISCHFEGER INDUSTRIES, INC.
      -----------------------------------------------------
      (Exact Name of Registrant as Specified in Its Charter)



          Delaware                               39-1566457
- ----------------------------            ------------------------
(State of Incorporation)                     (I.R.S. Employer
                                             Identification No.)

13400 Bishops Lane, Brookfield, Wisconsin  53005
     (414) 671-4400
- ----------------------------------------------------
(Address & Telephone Number of Principal Executive Offices)


Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

                Yes    X                 No
                    ----                      ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
            Class                    Outstanding at June 13, 1996
- --------------------------           -----------------------------
Common Stock, $1 par value                  49,111,287 shares


                  HARNISCHFEGER INDUSTRIES, INC.
       ----------------------------------------------------

                            FORM 10-Q
                            ---------
                          April 30, 1996
                          --------------
                              INDEX



                                                         Page No.
                                                         --------
PART I.   Financial Information:

               Statement of Income -                        1-2
                  Three and Six Months Ended
                  April 30, 1996 and 1995

               Balance Sheet -                              3-4
                  April 30, 1996 and
                  October 31, 1995

               Statement of Cash Flows -                    5-6
                  Six Months Ended
                  April 30, 1996 and 1995

               Statement of Shareholders' Equity -           7
                  Six Months Ended
                  April 30, 1996 and 1995

               Notes to Financial Statements               8-12

               Management's Discussion and Analysis
               of Results of Operations and Financial
               Condition                                  13-18


PART II.  Other Information                               18-20

Signatures                                                  21

PART I.  FINANCIAL INFORMATION
- --------------------------------

HARNISCHFEGER INDUSTRIES, INC.
- ---------------------------------
STATEMENT OF INCOME
- --------------------------------
(Amounts in thousands except per share amounts)
(Unaudited)

                               Three Months Ended
                                   April 30,
                                    ---------------------
                            1996         1995
                                   ---------    ---------
Revenues
Net Sales                               $739,509 $541,013
   Other Income                            2,337           10,652
                                      ---------  --------
   741,846                               551,665

Cost of Sales                            560,820  417,090
Product Development, Selling
  and Administrative Expenses            108,377           86,852
   ---------                             --------
Operating Income                          72,649   47,723

Interest Expense - Net                   (15,800) (11,216)
   ----------                            --------
Income Before JOY Merger Costs,
  Provision For Income Taxes
  and Minority Interest                   56,849   36,507

JOY Merger Costs                              -                 -

Provision  for Income Taxes
    (including credit of $6,075
    in 1995 relating to JOY
    merger costs)                        (20,475) (12,750)

Minority Interest                         (2,819)          (2,712)
   -------                                -------
Income From Continuing Operations
  (after deducting $11,384 in 1995, net
   of applicable income taxes, related
   to JOY merger costs)                    33,555  21,045

Loss from and Net Loss on Sale of
   Discontinued Operation, net of
    applicable income taxes                    -   (1,776)

Extraordinary Loss on Retirement of
    Debt, net of applicable
    income taxes                               -                -
   ---------                             --------
Net Income (Loss)                      $  33,555         $19,269
   =========                            =========



Earnings (Loss) Per Share
  Income from continuing
  operations (after deducting
  $0.24 per share in 1995 related
   to JOY merger costs)                   $ 0.71    $0.46
  Loss from and net loss on sale of
    discontinued operation                     -    (0.04)
  Extraordinary loss on
  retirement of debt                           -                -
    ------                                  -----
  Net income (loss)                        $0.71    $0.42
    ======                                  =====

See accompanying notes to financial statements.


PART I.  FINANCIAL INFORMATION
- ------------------------------

HARNISCHFEGER INDUSTRIES, INC.
- ------------------------------
STATEMENT OF INCOME
- -------------------
(Amounts in thousands except per share amounts)
(Unaudited)

                            Six Months Ended
                                 April 30,
                          -----------------------
                            1996         1995
   -------------                         --------
Revenues
   Net Sales                        $1,372,193          $  990,382
   Other Income                         13,219              19,908
   -------------                         --------
   1,385,412                            1,010,290

Cost of Sales                        1,052,352     768,713
Product Development, Selling
  and Administrative Expenses          207,233             159,714
Operating Income                       125,827      81,863

Interest Expense - Net                 (29,037)           (22,708)
   -----------                           --------
Income Before JOY Merger
  Costs, Provision For Income
  Taxes and Minority Interest           96,790     59,155

JOY Merger Costs                             -             (17,459)

Provision  for Income Taxes
   (including credit of $6,075
    in 1995 relating to JOY
    merger costs)                      (34,850)   (14,600)

Minority Interest                       (5,194)    (2,858)
   ----------                            --------
Income From Continuing Operations
  (after deducting $11,384 in
   1995, net of applicable
   income taxes, related
   to JOY merger costs)                  56,746    24,238

Loss from and Net Loss on Sale of
   Discontinued Operation, net of
    applicable income taxes                   -   (24,410)

Extraordinary Loss on Retirement
    of Debt, net of
    applicable income taxes                   -            (3,481)
   --------                              --------

Net Income (Loss)                        $56,746 $ (3,653)
   ========                              ========






Earnings (Loss) Per Share
  Income from continuing
   operations (after
   deducting $0.24 per share
   in 1995 related
   to JOY merger costs)                   $1.21  $   0.53
  Loss from and net loss on sale of
    discontinued operation                    -     (0.53)
  Extraordinary loss on
  retirement of debt                          -     (0.08)
   -------                                 ------
  Net income (loss)                         $1.21  $(0.08)
    ======                                =======

See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.
- -------------------------------
BALANCE SHEET
- --------------
(Dollar amounts in thousands)



                                    April 30,      October 31,
                                      1996           1995
                                  ------------    ------------
                                   (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents         $ 43,844       $ 239,043
  Accounts receivable-net            657,360         499,953
  Inventories                        587,983         416,395
  Other current assets               110,364          57,999
  Businesses held for sale            47,024               -
                                   ---------       ----------
                                   1,446,575       1,213,390

Property, Plant and Equipment:
  Land and improvements               45,217          31,571
  Buildings                          285,749         233,788
  Machinery and equipment            764,947         676,546
                                  ----------       ----------
                                   1,095,913         941,905
  Accumulated depreciation          (475,607)       (454,249)
                                  -----------      ----------
                                     620,306         487,656

Investments and Other Assets:
  Goodwill                           478,001         147,943
  Intangible assets                   41,978          66,796
  Other assets                       106,243         124,982
                                   -----------      ---------
                                     626,222         339,721
                                   -----------      ---------
                                  $2,693,103      $2,040,767
                                  ============     ==========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
- ------------------------------
BALANCE SHEET
- -------------
(Dollar amounts in thousands)

                                      April 30,        October 31,
                                         1996             1995
                                      ----------     ----------
                                       (Unaudited)
Liabilities and Shareholders' Equity

Current Liabilities:
  Short-term notes payable,
    including current
    portion of long-term obligations  $   141,246     $   22,802
  Trade accounts payable                  323,036        263,750
  Employee compensation and benefits      140,190        100,041
  Advance payments and
    progress billings                     202,045        154,401
  Accrued warranties                       51,702         43,801
  Other current liabilities               286,942        138,508
                                         ---------      --------
                                        1,145,161        723,303

Long-term Obligations                     676,203        459,110

Other Liabilities:
  Liability for postretirement
    benefits                               92,886        101,605
  Accrued pension costs                    34,592         52,237
  Other liabilities                        20,176         20,820
  Deferred income taxes                    25,823         34,805
                                        ----------      --------
                                          173,477        209,467

Minority Interest                          95,142         89,611

Shareholders' Equity:
  Common stock (51,347,823 and
   51,117,774 shares issued,
     respectively)                         51,348         51,118
  Capital in excess of par value          628,830        603,712
  Retained earnings                       100,527         53,560
  Cumulative translation adjustments      (57,579)       (42,118)
                                        ----------      ---------
                                          723,126        666,272
  Less:  Stock Employee Compensation
           Trust (1,920,100 and 1,920,100
           shares, respectively)
            at market                     (77,764)       (60,483)
         Treasury stock (2,274,613 and
          2,504,613 shares, respectively)
          at cost                          (42,242)       (46,513)
                                          ----------     ---------
                                           603,120        559,276
                                         -----------    ----------
                                        $2,693,103     $2,040,767
                                        ===========   ============

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
- ----------------------------------
STATEMENT OF CASH FLOWS
- ----------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                                     Six Months Ended
                                                       April 30,
                                                   ----------------------
                                                    1996            1995
                                                   -------        ---------
Operating Activities
   Net income (loss)                               $ 56,746         $ (3,653)
        Add (deduct) - Items not affecting cash:
         Net loss on sale of discontinued operation          -           24,410
         Extraordinary loss on retirement of debt         -          3,481
         Depreciation and amortization               42,685         36,757
   Minority interest, net of dividends paid           5,194          2,412
         Other - net                                  4,540          1,900
   Changes in working capital
        (Increase) in accounts receivable - net                    (65,997)  (28,766)
        (Increase) in inventories                   (74,228)       (27,970)
        (Increase) in other current assets           (5,705)       (16,459)
        (Decrease) in trade accounts payable         (3,441)       (10,652)
        (Decrease) in employee compensation
       and benefits                                 (14,812)        (2,369)
        Increase in advance payments and progress
          billings                                    1,409         37,690
        Increase (decrease) in other
       current liabilities                           21,334          (15,699)
                                                       ---------    -------------
         Net cash (applied to) provided
          by operating activities                   (32,275)           1,082
                                                    ---------        ---------
Investment and Other Transactions
   Purchase of Dobson Park Industries plc,
      net of
       cash acquired of $4,631                     (325,369)             -
   Purchase of the Pulp Machinery Division
      of Ingersoll-Rand Company, net
      of cash acquired of $3,962                   (120,838)             -
   Net proceeds from sale of businesses              50,601              -
   Sale of Joy Environmental Technologies            11,651              -
   Proceeds from sale of investment
      in Measurex Corporation                             -         43,578
   Sale of Syscon                                         -         45,000
   Property, plant and equipment - net              (29,702)       (24,800)
   Other - net                                       (7,139)          1,210
                                                  ----------       ----------
           Net cash (applied to)
          provided by investment
             and other transactions                   (420,796)           64,988
                                                  ----------        ----------
Financing Activities
   Dividends paid                                    (9,395)        (9,195)
   Exercise of stock options                          4,624          5,744
   Purchase of treasury stock                             -         (3,009)
   Issuance of long-term obligations                211,587             -
   Redemption of long-term obligations                 (397)       (99,939)
   Increase (decrease) in short-term
      notes payable                                  50,498           (251)
         ----------                                ---------
           Net cash provided by
        (applied to) financing activities           256,917       (106,650)
         ----------                                ---------





Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                     955               (283)
         ---------                                 ---------
(Decrease) in Cash and Cash Equivalents            (195,199)      (40,863)
(Use) of Cash by Joy Technologies from
   February 26, 1994 to November 1, 1994                  -        (23,706)
Cash and Cash Equivalents at Beginning of Period    239,043        196,455
         ----------                               ----------
Cash and Cash Equivalents at End of Period        $  43,844       $131,886
        ==========                                ==========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
STATEMENT OF SHAREHOLDERS' EQUITY
(Dollar amounts in thousands)
(Unaudited)

                                   Capital in
    Common                         Excess of
     Stock                          Par Value
   --------                         ----------
Six Months Ended April 30, 1996
- -------------------------------
Balance at October 31, 1995            $51,118  $603,712
   Net income
   Translation adjustments
   Exercise of 222,799 stock options       223      4,401
   Dividends paid ($.20 per share)
   Dividends on shares held by SECT                   384
   Adjust SECT shares to market value              17,281
   230,000 shares purchased by employee
     benefit plans                                  2,964
   Issuance of restricted stock           7            88
   -------                            --------
Balance at April 30, 1996             $51,348    $628,830
   =======                            ========
Six Months Ended April 30, 1995
- --------------------------------
Balance at October 31, 1994            $50,506  $576,886
  Adjustment related to
      Joy Technologies
      from February 26, 1994 to
      November 1, 1994                      13        182
    ------                            --------
Adjusted Balance
   at November 1, 1994                  50,519    577,068
  Net loss
   Translation adjustments
   Exercise of 290,029 stock options        83      (117)
   Dividends paid ($.20 per share)
   Dividends on shares held by SECT                  343
   Adjust SECT shares to market value              7,819
   110,000 shares acquired as
      treasury stock
   422,240 shares purchased by
     employee benefit plans
    ------                           ---------
   Balance at April 30, 1995           $50,602  $585,113
   =======                            ========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
- -----------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY
(Dollar amounts in thousands)
(Unaudited)

                                   Cumulative
   Retained                        Translation
   Earnings                        Adjustments
   -----------                       ---------
Six Months Ended April 30, 1996
- ---------------------------------
Balance at October 31, 1995           $53,560   $(42,118)
   Net income                          56,746
   Translation adjustments                       (15,461)
   Exercise of 222,799 stock options
   Dividends paid ($.20 per share)     (9,779)
   Dividends on shares held by SECT
   Adjust SECT shares to market value
   230,000 shares purchased by employee
     benefit plans
   Issuance of restricted stock
   -----------                     -----------
Balance at April 30, 1996            $100,527   $(57,579)
   =======                             =======
Six Months Ended April  30, 1995
- --------------------------------
Balance at October 31, 1994           $19,936   $(39,194)
  Adjustment related to Joy
      Technologies
      from February 26, 1994 to
      November 1, 1994                 (4,575)      1,742
   --------                         ---------
Adjusted Balance at
  November 1, 1994                     15,361    (37,452)
  Net loss                             (3,653)
   Translation adjustments                        (5,842)
   Exercise of 290,029 stock options
   Dividends paid ($.20 per share)                (9,538)
   Dividends on shares held by SECT
   Adjust SECT shares to market value
   110,000 shares acquired as
      treasury stock
   422,240 shares purchased by
     employee benefit plans
   ---------                       -----------
Balance at April 30, 1995              $2,170   $(43,294)
    ======                             =======
See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.
- ---------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY
(Dollar amounts in thousands)
(Unaudited)


                                      Treasury
     SECT                                Stock
   ---------                        ----------
Six Months Ended April 30, 1996
- -------------------------------
Balance at October 31, 1995          $(60,483)  $(46,513)
   Net income
   Translation adjustments
   Exercise of 222,799 stock options
   Dividends paid ($.20 per share)
   Dividends on shares held by SECT
   Adjust SECT shares to
     market value                     (17,281)
   230,000 shares purchased
    by employee
     benefit plans                                 4,271
   Issuance of restricted stock
   ---------                         ---------
Balance at April 30, 1996            $(77,764)  $(42,242)
   =========                         =========
Six Months Ended April  30, 1995
Balance at October 31, 1994          $(53,760)  $(52,009)
  Adjustment related to
      Joy Technologies
      from February 26, 1994 to
      November 1, 1994
   ----------                        ---------
Adjusted Balance at
   November 1, 1994                   (53,760)   (52,009)
  Net loss
   Translation adjustments
   Exercise of 290,029 stock
   options                              5,778
   Dividends paid ($.20 per share)
   Dividends on shares held by SECT
   Adjust SECT shares to
    market value                       (7,819)
   110,000 shares acquired as
      treasury stock                              (3,009)
   422,240 shares purchased by
     employee benefit plans            10,919
 ---------                           ---------
   Balance at April 30, 1995         $(44,882)  $(55,018)
   =========                         =========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
- ----------------------------------
STATEMENT OF SHAREHOLDERS' EQUITY
(Dollar amounts in thousands)
(Unaudited)



                                       Total
                                    ----------
Six Months Ended April 30, 1996
- -------------------------------
Balance at October 31, 1995                     $559,276
   Net income                                     56,746
   Translation adjustments                       (15,461)
   Exercise of 222,799 stock options               4,624
   Dividends paid ($.20 per share)                (9,779)
   Dividends on shares held by SECT                  384
   Adjust SECT shares to market value                  -
   230,000 shares purchased by employee
     benefit plans                                 7,235
   Issuance of restricted stock                               95
                                     --------
Balance at April 30, 1996                       $603,120
                                     =========
Six Months Ended April  30, 1995
- --------------------------------
Balance at October 31, 1994                     $502,365
  Adjustment related to Joy Technologies
      from February 26, 1994 to
      November 1, 1994                            (2,638)
                                     ---------
Adjusted Balance at November 1, 1994             499,727
  Net loss                                        (3,653)
   Translation adjustments                        (5,842)
   Exercise of 290,029 stock options               5,744
   Dividends paid ($.20 per share)                                   (9,538)
   Dividends on shares held by SECT                  343
   Adjust SECT shares to market value                  -
   110,000 shares acquired as
      treasury stock                              (3,009)
   422,240 shares purchased by
     employee benefit plans                        10,919
                                        ------
   Balance at April 30, 1995                     $494,691
                                      ========

See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.
- -----------------------------
NOTES TO FINANCIAL STATEMENTS
- -----------------------------
April 30, 1996
- --------------
(Amounts in thousands unless indicated)

(a) Basis of Presentation
   ---------------------
   In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and six months ended April 30, 1996 and 1995, cash flows for the six months ended April 30, 1996 and 1995, and financial position at April 30, 1996 have been made. All adjustments made are of a normal recurring nature. See notes (b), (c), and (g) for discussions regarding acquisitions, divestiture of discontinued operations and the fiscal 1995 extraordinary loss on retirement of debt.

   These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Current Report on Form 8-K filed December 8, 1995, which is incorporated by reference in the Company's Annual Report on Form 10-K for the year ended October 31, 1995.

   The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

(b)  Acquisitions
     -------------
   In early fiscal 1996, the Company completed the acquisition of Dobson Park Industries plc ("Dobson") for a purchase price of approximately $330, 000 including acquisition costs, plus the assumption of debt of approximately $75,300. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. This allocation was based on preliminary estimates and may be revised at a later date. Resultant goodwill is being amortized over 40 years.

   Dobson, headquartered in the United Kingdom, is an industrial engineering group with interests in underground mining equipment, industrial electronic control systems, toys and plastics. Longwall
   International ("Longwall"), one of the main subsidiaries of Dobson, is engaged in the manufacture, sale and service of underground mining equipment for the international coal mining industry. Longwall's products include electronically controlled roof support systems, armored face conveyors, pumps and belt conveyor components and systems.

   The Company has formulated a plan to fully integrate Longwall's operations into Joy Mining Machinery, thus enabling Joy Technologies Inc. ("JOY") to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this plan, the Company has established purchase accounting reserves to provide for the estimated costs of this effort. The costs to be incurred relate primarily to the closure of selected manufacturing and service facilities. Company management anticipates that the majority of these costs will be incurred in fiscal 1996. As of April 30, 1996, approximately $4,800 of the reserves had been used. Longwall's operating results for the six months ended April 30, 1996 are included in the April 30, 1996 consolidated statement of income.







   The following unaudited pro forma results of operations give effect to the acquisition of Dobson as if it had occurred on November 1, 1994:

   Three Months                                     Six Months
   Ended April 30,                                Ended April 30,
             1995                                        1995
   --------------                                 ---------------
   Net Sales                          $630,559                    $1,169,473

   Income From Continuing
     Operations                         21,556             25,260

   Net Income (loss)                    19,780                       (2,632)
   =======                          ==========

   Earnings per share:
         Income from
           continuing operations         $0.47             $0.55
         Net Income (loss)                0.43                        (0.06)
     =====                           =========

   The unaudited pro forma information is not necessarily indicative of either results of operations that would have occurred had the purchase been made on November 1, 1994, or of future results of operations of the combined companies.

   The industrial electronic and toys/plastics businesses are held for sale and are separately classified as such on the Consolidated Balance Sheet. These businesses were originally valued at $100,000. Several of the businesses have been sold, aggregating net proceeds of $50,601.
   The remaining balance represents the net realizable value including the expected cash flow from the remaining businesses held for sale which are expected to be sold within the next year.

   On March 27, 1996, the Company and its Beloit Corporation subsidiary purchased the assets of the Pulp Machinery Division of Ingersoll-Rand Company ("IMPCO") for approximately $125,000. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. This allocation was based on preliminary estimates and may be revised at a later date. Resultant goodwill is being amortized over 40 years.

   On November 29, 1994, the Company completed the acquisition of JOY through a stock-for-stock merger with the acquisition accounted for as a pooling of interests.
   JOY's Mining Group is a leader in the worldwide development, manufacture, distribution and servicing of underground mining equipment for the extraction of coal and other bedded materials. Effective November 1, 1994, the fiscal year of JOY was conformed to the Company's fiscal year. Transaction costs related to the JOY merger of $17,459 ($11,384 net of tax or $0.24 per share) were charged to income during the first quarter of fiscal
   1995.

(c)Divestitures and Discontinued Operations
    ----------------------------------------
   In December 1995, the Company completed the sale of substantially all of the assets of Joy Environmental
   Technologies, Inc. to Babcock and Wilcox, an operating unit of McDermott International, for $11,651. The loss on sale, net of applicable income taxes, was recorded in the fourth quarter of fiscal 1995.

   On February 16, 1995, the Company completed the sale of Syscon Corporation ( the remaining unit of the Systems Group) to Logicon, Inc. for a cash price of $45,000. In connection with this sale, the Company recorded a loss on sale of discontinued operations, net of applicable income taxes, in the first quarter of fiscal 1995.

(d) Inventories
    -----------
   Consolidated inventories consisted of the following:

      April 30,                                    October 31,
       1996                                           1995
   -----------                                     -----------
   Finished goods                                    $ 266,849  $ 211,555
   Work in process and purchased parts                 234,980    170,027
   Raw materials                                       150,367    106,999
    ---------                                        --------
     652,196                                          488,581
   Less excess of current cost over stated
      LIFO value                                      (64,213)    (72,186)
    ---------                                        ---------
    $587,983                                         $416,395
    =========                                       ==========

   Inventories valued using the LIFO method represented approximately 56% and 80% of consolidated inventories at April 30, 1996 and October 31, 1995, respectively.

   Inventories have been reduced by $5,314 and $6,051 at April 30, 1996 and October 31, 1995, respectively, for progress payments received on contracts accounted for on the completed contract method.

(e) Research and Development Expense
   --------------------------------
   Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $9,179 and $7,868 for the three months and $16,324 and $14,834 for the six months ended April 30, 1996 and 1995, respectively. Certain capital expenditures used in research activities are capitalized and depreciated over their expected useful lives.

(f) Interest Expense - Net
   ----------------------

   Net interest expense consisted of the following:
                                Three Months Ended
                                     April 30,
                                 1996             1995
                               --------      ---------
   Interest income           $   1,078      $    2,100
   Interest expense            (16,878)        (13,316)
                              ---------       ---------
   Interest expense - net     $(15,800)       $(11,216)
                               =========       =========

   Net interest expense consisted of the following:
                                 Six Months Ended
                                     April 30,
                                1996          1995
   Interest income           $   3,439       $  3,766
   Interest expense            (32,476)       (26,474)
                              ----------      ---------
   Interest expense - net     $(29,037)      $(22,708)
                              ==========      ==========




(g) Long-Term Obligations
    ----------------------
   Long-term obligations at April 30, 1996 and October 31,
   1995 consisted of the following:

                                              April 30,          October 31,
                                                 1996                1995
   -----------                                -----------
   10 1/4% Senior Notes due 2003                $188,380         $188,380
   8.9% Debentures, due 2022                      75,000           75,000
   8.7% Debentures, due 2022                      75,000           75,000
   7 1/4% Debentures, due 2025
      (net of discount of $1,267 )               148,733                -
   Senior Notes, Series A through D, at
     interest rates of between 8.9% and
     9.1%, due 1996 to 2006                     75,000               75,000
   Revolving Credit Facility, at 5.64%            60,000                -
   Industrial Revenue Bonds, at interest
     rates of between 5.9% and 8.8%
     due 1996 to 2017                             34,654           28,428
   Other                                          23,003           21,183
     --------                                   --------
          679,770                                462,991
   Less:  Amounts payable within one year          3,567            3,881
   -------                                      --------
    $676,203                                    $459,110
     ========                                   ========

The 7 1/4% debentures were issued on December 19, 1995 at 99.153% in connection with the Company's acquisition of Dobson. The debentures mature on December 15, 2025, are not redeemable prior to maturity and are not subject to any sinking fund requirements. Interest on the debentures is payable semi-annually on June 15 and December 15 of each year, commencing June 15, 1996.

In the first quarter of fiscal 1995, as a result of the repayment of the JOY Bank Facility and the partial redemption of the 10 1/4% Senior Notes, the Company recorded an extraordinary loss on debt retirement, net of applicable income taxes, of $(3,481) or $(0.08) per share consisting primarily of unamortized financing costs and redemption premiums.

In November, 1993, the Company entered into a four-year Revolving Credit Facility Agreement with certain domestic and foreign financial institutions that allowed for borrowings of up to $150,000 at rates expressed in relation to LIBOR and other rates. In November, 1994, the facility was increased to $240,000 and was extended to November, 1998. In December, 1995, the Agreement was amended to provide for an expiration date of November, 2000. A facility fee is payable on the Facility. At April 30, 1996, there were direct outstanding borrowings of $60,000 under the Facility. In addition, commercial paper borrowings are considered a utilization of the Facility, which, as of April 30, 1996, amounted to $32,350.

(h) Contingent Liabilities
   ----------------------
   At April 30, 1996, the Company was contingently liable to banks, financial institutions, and others for approximately $238,000 for outstanding letters of credit securing performance of sales contracts and other guarantees in the ordinary course of business. The Company may also guarantee performance of its equipment at levels specified in sales contracts without the requirement for letters of credit. Performance guarantees are a normal part of the Company's business and have not resulted in significant cash outlays.

   In addition, the Company provides a back-up bonding guarantee facility for certain bid, performance and other contract bonds issued by H-K Systems, Inc., formerly Harnischfeger Engineers, Inc. The amount of guarantees outstanding cannot exceed $70,000 during fiscal 1996, with the maximum amount decreasing to zero by November, 1998. Outstanding contract bonds under the guarantee arrangement totaled approximately $64,600 at April 30, 1996; H-K Systems, Inc. typically requires similar bonds from its major subcontractors. Such guarantees have been part of H-K Systems' business in the past and have not resulted in significant cash outlays. The back-up facility may not be used for new types of business or for projects outside of North America, nor does it permit exposure to consequential damages on commercial contracts.

   The Company is a party to litigation matters, claims and performance guarantees which are normal in the course of its operations and large damages are at times sought in litigation against the Company. While the results of litigation, claims and guarantees cannot be predicted with certainty, management presently believes that the final outcome of such matters will not have a materially adverse effect on the Company's consolidated financial position or results of operations.

   The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect on its consolidated financial position or results of operations

(i) Sale of Measurex Stock
   ----------------------
   On December 29, 1994, Measurex Corporation ("Measurex") repurchased 2,026,900 shares of its stock which had been purchased by the Company. The transaction reduced the Company's interest in Measurex from 20% to 10%. The
   Company recorded a gain in Other Income in the first quarter of fiscal 1995 in connection with the sale of Measurex shares. On June 23, 1995, Measurex repurchased the remaining 1,613,100 shares of its stock. These transactions resulted in a combined gain of $29,657 in fiscal 1995. Measurex continues to have cooperative agreements with Beloit.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THREE AND SIX MONTHS ENDED APRIL 30, 1996 AND 1995
- --------------------------------------------------
(Amounts in thousands unless indicated)

The following discussion and the foregoing Notes to Financial Statements contain forward-looking statements. When used in this document, terms such as "anticipate", "believe", "estimate", "expect", "indicate", "intends", "may be", "objective", "plan", "predict", and "will be" are intended to identify such statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described in Item 5. Other Information - "Cautionary Factors" in Part II of this report.

Net income for the three and six months ended April 30, 1996 amounted to $33,555, or $0.71 per share, and $56,746, or $1.21 per share, as compared to net income of $19,269, or $0.42 per share, for the three months and a net loss of $(3,653), or $(0.08) per share for the six months ended April 30, 1995. Income from continuing operations amounted to $33,555, or $0.71 per share, for the three months and $ 56,746, or $1.21 per share, for the six months ended April 30, 1996 as compared to income of $21,045, or $0.46 per share, for the three months and $24,238, or $0.53 per share, for the six months ended April 30, 1995.

Net results for the three and six months ended April 30, 1995 were reduced by charges of $(1,776) or $(0.04) per share for the loss from the discontinued operation Joy Environmental Technologies, Inc., and $(24,410), or $(0.53) per share for losses from discontinued operations (Joy Environmental Technologies, Inc. and Syscon). Results for the six months ended April 30, 1995 were also reduced by a charge of $(3,481), or $(0.08) per share, for the extraordinary loss on retirement of debt related to repayment of the JOY Bank Facility and some JOY 10 1/4% Senior Notes.

Per share calculations for the first six months of 1996 and 1995 were based on 46,929 and 45,868 average shares outstanding, respectively.

Significant factors contributing to the $32,508 increase in income from continuing operations for the first six months of 1996 as compared to 1995 included: (1) a $43,964 increase in operating income as described in the Segment Information
                                     -------------------
section which follows, and (2) JOY merger costs of $17,459 in fiscal 1995, offset by (3) a $6,329 increase in interest expense resulting from additional debt incurred from the Dobson acquisition, (4) a $20,250 increase in the provision for income taxes due to higher pre-tax income and (5) a $2,336 increase in minority interest in 1996 due to higher, after-tax results of certain operations owned in part by other entities.

In December, 1995, the Company completed the sale of substantially all of the assets of Joy Environmental
Technologies, Inc. to Babcock and Wilcox, an operating unit of McDermott International, for $11,651. The loss on sale of discontinued operation, net of applicable income taxes, was recorded in fiscal 1995.

On February 16, 1995, the Company completed the sale of Syscon Corporation to Logicon, Inc. for a cash price of $45,000. In connection with this sale, the Company recorded a loss on sale of discontinued operations, net of applicable income taxes, in the first quarter of fiscal 1995.



Segment Information

Operating results of the Company's business segments for the second quarter and first six months of 1996 and 1995 are summarized as follows:

Second Quarter                               Net Sales                   Operating Income
- --------------              ------------    -----------------
    1996                       1995    1996     1995
   -------                    ------------------------
Mining Equipment              $358,069       $253,141           $45,950 $34,207
Papermaking Machinery and
  Systems                      302,047225,579          23,298    12,311
P&H Material Handling           79,393         62,293             8,346   6,227
  --------                    -------- ------- -------
  Total Business Segments     $739,509       $541,013  77,594    52,745
   =======                    ========
Corporate Administration                               (4,945)   (5,022)
                               ---------------
Operating Income                              $72,649 $47,723
                               ======= =======
Six Months                                      Net Sales                Operating Income
- ----------               -----------         ----------------
   1996                       1995      1996     1995
  --------                    -------- -------  ------
Mining Equipment           $   673,045       $452,223          $ 81,332 $56,876
Papermaking Machinery and
  Systems                      554,400427,911          41,860    25,146
P&H Material Handling                  144,748        110,248            12,678     9,549
  --------                    ---------------- -------
 Total Business Segments    $1,372,193$990,382        135,870    91,571

Corporate Administration                              (10,043)   (9,708)
                             --------- -------
Operating Income                                     $125,827   $81,863
                              ================

(A) Includes purchased backlog of IMPCO totaling $31,784.

(B) Includes purchased backlog of Longwall International of $231,495.

Segment Information
- -------------------
Operating results of the Company's business segments for the second quarter and first six months of 1996 and 1995 are summarized as follows:

Second Quarter                            Orders Booked                               Backlog at
- --------------             -------------                                    ----------
    1996                       1995               4/96  1/96
   -------                     -------          ------  ------
Mining Equipment              $323,377       $232,375             $   394,419           $   429,111
Papermaking Machinery
  and
  Systems                      260,124247,591                 678,506(A)688,645
P&H Material Handling           86,290         66,213                 153,904               147,007
   -------                     -------             ----------- --------
  Total Business Segments     $669,791       $546,179              $1,226,829            $1,264,763
  ========                    ========            ======================

Six Months
- ----------                                Orders Booked                                 Backlog at
    1996                      1995                  4/96           10/95
   -------                    --------             -----------   -------
Mining Equipment            $ 614,429        $ 433,667               $394,419(B) $ 221,540
Papermaking Machinery
  and
  Systems                     521,497  494,246                678,506(A) 679,625
P&H Material Handling                 167,773          115,702                   153,904          130,879
 ---------                    --------             ---------------------

 Total Business Segment    $1,303,699       $1,043,615             $1,226,829   $1,032,044
==========                   =========           =======================

(A) Includes purchased backlog of IMPCO totaling $31,784.

(B) Includes purchased backlog of Longwall International of $231,495.


Segment Information - Continuing Operations
- --------------------------------------------
Net sales of the Mining Equipment segment amounted to $673,045 and $452,223 for the first six months of 1996 and 1995, respectively, representing a 49% increase in 1996 as compared to 1995. The sales increase is primarily due to the addition of Longwall and to increases in both original equipment and aftermarket activity for both surface and underground mining operations. Operating profit increased to $81,332 for the first six months of 1996 as compared to $56,876 in 1995. The increase in operating profit is primarily due to the addition of Longwall and strong surface mining results. Bookings for the first six months of 1996 amounted to $614,429 as compared to $433,667 for the same period in 1995.

The Papermaking Machinery and Systems segment contributed sales and operating profit of $554,400 and $41,860, respectively, for the first six months of 1996, as compared to net sales of $427,911 and operating profit of $25,146 for the corresponding period in 1995. Sales increased 30% in 1996 over 1995 due primarily to an increase in sales of
original equipment and rebuilds.   Operating profit reflected
stronger gross margins due to stronger sales and improved margins. Income in the first quarter of 1995 included a gain recognized in connection with the sale of Measurex shares. Bookings for the first six months of 1996 amounted to $521,497 as compared to $494,246 for the same period in 1995.

The Material Handling segment contributed sales and operating profit of $144,748 and $12,678, respectively, for the first six months of 1996, as compared to sales of $110,248 and operating profit of $9,549 for the comparable period in 1995. Sales increased primarily due to an increase in original equipment sales. Operating profit increased as a result of increased sales and improved margins. Bookings for the first six months of 1996 and 1995 amounted to $167,773 and $115,702, respectively due to an increase in machine bookings.

Income Taxes
- ------------
The Company's estimated annual effective tax rate for continuing operations for the first six months of 1996 was 36% compared to a 35% federal statutory tax rate. The principal reason for the difference between the effective rate and the statutory tax rate is nondeductible goodwill partially offset by the availability of tax credits.


Liquidity and Cash Flows
- ------------------------
The Company's capital structure at April 30, 1996 and October
31, 1995 was as follows:

  April 30,                                     October 31,
    1996                                           1995
 ---------                                     ------------
Short-term notes payable                      $    137,679    $    18,921
Long-term obligations,
  including current portion                        679,770        462,991
  --------                                        --------
  817,449                                          481,912
Liability for postretirement
  benefits (after tax)                               59,447        66,043
Minority interest                                    95,142        89,611
Shareholders' equity, excluding SECT                680,884       619,759
   -------                                         -------

Total capitalization                             $1,652,922    $1,257,325
==========                                       ==========
Debt to capitalization ratio                         49.5%          38.3%
    ======                                           ======

Cash Flow from Operating Activities
- -----------------------------------
Cash flow used by operating activities was $32,275 for the six months ended April 30, 1996 compared to cash flows provided by operating activities of $1,082 for the comparable period in 1995. The decrease in cash flows between periods is primarily the result of an increase in accounts receivable due to increased sales, an increase in inventory and a decrease in employee compensation and benefits offset by an increase in advance payments and other current liabilities.

Net working capital, exclusive of businesses held for sale, decreased $235,697 during the six months ended April 30, 1996 primarily due to increases in short-term notes payable and a decline in cash and cash equivalents resulting from the acquisition of Dobson and the Pulp Machinery Division of Ingersoll-Rand Company.

Cash Flow from Investment Activities
- ------------------------------------
Cash flow applied to investment activities was $420,796 for the six months ended April 30, 1996 compared to cash flow provided by investment activities of $64,988 for the comparable period in 1995. The change is due to the $330,000 acquisition of Dobson in early fiscal 1996 and the $125,000 acquisition of the Pulp Machinery Division of Ingersoll-Rand Company in March 1996 offset by proceeds of $50,601 from the sale of certain of the industrial electronic and toys/plastics businesses of Dobson.

Cash Flow for Financing Activities
- ----------------------------------
The $256,917 cash provided by financing activities in the first six months of fiscal 1996 was due to the issuance of $150,000, 7 1/4% debentures, $60,000 direct borrowings from the Revolving Credit Facility and a $50,498 increase in short-term notes payable in connection with the acquisitions of the Pulp Machinery Division of Ingersoll-Rand Company and Dobson.

Financing activities for the second quarter of fiscal 1995 included $95,458 for redemption of JOY's remaining Bank Facility and partial redemption of JOY's 10 1/4% Senior Notes. As a result of the redemptions of the Bank Facility and Senior Notes, the Company recorded an extraordinary loss on debt retirement, net of applicable taxes, of $(3,481), or $(0.08) per share consisting primarily of unamortized financing costs and redemption premiums.

The Statement of Cash Flows for the six month period ended
April 30, 1995 has been adjusted to reflect the $23,706 use of cash by JOY during the period February 26, 1994 to November 1, 1994.

The Company maintains the ability to expand its borrowings in several ways, including the following:

(1) A Revolving Credit Financing Facility Agreement expiring November, 2000, between the Company and certain domestic and foreign financial institutions that allows for borrowings of up to $240,000 at rates expressed in relation to LIBOR and other rates. At April 30, 1996, there were direct outstanding borrowings of $60,000 under the Facility. In addition, commercial paper borrowings are considered a utilization of the Facility, which, as of April 30, 1996, amounted to $32,350.

(2) Short-term bank credit lines of foreign subsidiaries of approximately $181,500, of which approximately $55,300 was outstanding at April 30, 1996.

(3) In April, 1996, the Company filed a shelf registration with the Securities and Exchange Commission for up to $200,000 of debt securities. To date, no securities have been issued under this registration.

The Company believes its available cash and borrowing capacity provide adequate liquidity to meet its short-term and long-term obligations.

The Company has no significant capital commitments as of April 30, 1996; any future capital commitments are expected to be funded through cash flow from operations and, if necessary, available lines of credit.

The Company intends to continue to expand its businesses, both internally and through acquisitions. It is expected that new acquisitions would be financed primarily by internally generated funds or additional borrowings.

Acquisitions
- ------------

In early fiscal 1996, the Company completed the acquisition of Dobson for a purchase price of approximately $330,000 including acquisition costs, plus the assumption of debt of approximately $75,300. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. This allocation was based on preliminary estimates and may be revised at a later date. Resultant goodwill is being amortized over 40 years.

Dobson, headquartered in the United Kingdom, is an industrial engineering group with interests in underground mining equipment, industrial electronic control systems, toys and plastics. Longwall International, one of the main subsidiaries of Dobson, is engaged in the manufacture, sale and service of underground mining equipment for the international coal mining industry. Longwall's products include electronically controlled roof support systems, armored face conveyors, pumps and belt conveyor components and systems. The Company has formulated a plan to fully integrate Longwall's operations into Joy Mining Machinery, thus enabling JOY to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this plan, the Company has established purchase accounting reserves to provide for the estimated costs of this effort. The costs to be incurred relate primarily to the closure of selected manufacturing and service facilities. Company management anticipates that the majority of these costs will be incurred in fiscal 1996. As of April 30, 1996, approximately $4,800 of the reserves had been used. Longwall's operating results for the six months ended April 30, 1996 are included in the April 30, 1996 consolidated statement of income.

The industrial electronic and toys/plastics businesses are held for sale and are separately classified as such on the Consolidated Balance Sheet. These businesses were originally valued at $100,000. Certain of the businesses have been sold, aggregating net proceeds of $50,601. The remaining balance represents the net realizable value including the cash flow from the remaining businesses held for sale which are expected to be sold within the year.

On March 27, 1996, the Company's Beloit Corporation subsidiary purchased the assets of the Pulp Machinery Division of Ingersoll-Rand Company for approximately $125,000. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. This allocation was based on preliminary estimates and may be revised at a later date. Resultant goodwill is being amortized over 40 years.

On November 29, 1994, the Company completed the acquisition of JOY through a stock-for-stock merger with the acquisition accounted for as a pooling of interests. Effective November 1, 1994, the fiscal year of JOY was conformed to the Company's fiscal year. Transaction costs related to the merger of $17,459 ($11,384 net of tax or $0.24 per share) were charged to income during the first quarter of fiscal 1995.

Sale of Measurex Stock
- ----------------------
On December 29, 1994, Measurex Corporation repurchased 2,026,900 shares of its stock which had been purchased by the Company. The transaction reduced the Company's interest in Measurex from 20% to 10%. The Company recorded a gain in Other Income in the first quarter of fiscal 1995 in connection with the sale of Measurex shares. On June 23, 1995, Measurex repurchased the remaining 1,613,100 shares of its stock. These transactions resulted in a combined gain of $29,657 in fiscal 1995. Measurex continues to have cooperative agreements with Beloit.



            PART II.  OTHER INFORMATION
            ----------------------------
Item 4  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
   The following two matters were submitted to a vote of security holders at the Annual Stockholders'
   Meeting held April 9, 1996.

   1. Management's nominees were elected as directors to terms ending in 1999. The number of shares voted for each nominee were:

                                                 For              Against
         -----------                             ----------
        Jeffery T. Grade                         42,875,684        262,627
        Robert M. Gerrity                        42,876,109        262,202
        Robert F. Schnoes                        42,874,811        263,500
        Donald Taylor                            42,876,132        262,179

   2.   A proposal to approve the Harnischfeger
Industries, Inc. Stock Incentive Plan was approved. In a vote to approve the Plan, the following number of shares of Common Stock were voted.

        31,988,967                          For
        10,903,542                          Against
           191,391                          Abstained
            54,411                          Non-votes

Item 5  Other Information "Cautionary Factors"
   --------------------------------------
   This report and other documents or oral statements which have been and will be prepared or made in the future contain or may contain forward-looking statements by or on behalf of the Company. Such statements are based upon management's expectations at the time they are made. In addition to the assumptions and other factors referred to specifically in connection with such statements, the following factors, among others, could cause actual results to differ materially from those contemplated.

   The Company's principal businesses involve designing, manufacturing, marketing and servicing large, complex machines for the mining, papermaking and capital goods industries. Long periods of time are necessary to plan, design and build these machines. With respect to new machines and equipment, there are risks of customer acceptances and start-up or performance problems. Large amounts of capital are required to be devoted by the Company's customers to purchase these machines and to finance the mines, paper mills, steel mills and other facilities that use these machines. The
   Company's success in obtaining and managing a relatively small number of sales opportunities can have a material effect on the Company's financial performance. In addition, many projects are located in undeveloped or developing economies where business conditions are less predictable. In recent years, approximately 46% of the Company's total sales occurred outside the United States.

   Other factors that could cause actual results to differ materially from those contemplated include:

   - Factors affecting purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles and production and consumption rates of coal, copper, iron, gold, fiber, paper/paperboard, recycled paper, steel and other commodities; the cash flows of customers; the cost and availability of financing to customers and the ability of customers to obtain regulatory approval for investments in mining, papermaking, steel making, automotive manufacturing and other heavy industrial projects; the ages, efficiencies and utilization rates of existing equipment; the development of new technologies; the availability of used or alternative equipment;
        consolidations among customers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles, particularly in the paper and mining businesses.

   - Factors affecting the Company's ability to capture available sales opportunities, including: customers' perceptions of the quality and value of the Company's products as compared to competitors' products; the existence of patents protecting or restricting the Company's ability to offer features requested by customers; whether the Company has successful reference installations to show customers, especially for papermaking and mining equipment;
        customers' perceptions of the health and stability of the Company as compared to its competitors; the Company's ability to offer competitive seller financing programs; the availability of manufacturing capacity at the Company's factories; and whether the Company can offer the complete package of products and services sought by its customers.

   - Factors affecting the Company's ability to successfully manage sales it obtains, such as:
        the accuracy of the Company's cost and time estimates for major projects; the Company's success in completing projects on time and within budget; the Company's success in recruiting and retaining managers and key employees; wage stability and cooperative labor relations; plant capacity and utilization; and whether acquisitions are assimilated and divestitures completed without notable surprises or unexpected difficulties.

   -    Factors affecting the Company's general
        business, such as: unforeseen patent, tax, product, environmental, employee health or benefit or contractual liabilities; nonrecurring restructuring charges; changes in accounting or tax rules or regulations; and reassessments of asset valuations such as inventories.

   - Factors affecting general business levels, such as: political turmoil and economic growth in major markets such as the United States, Canada, Europe, The Far East, South Africa, Australia and Chile; environmental and trade regulations;
        and the stability and ease of exchange of currencies.


Item 6  Exhibits and Reports on Form 8-K
   --------------------------------
   (a)  Exhibits:

        11     Statement re:  Calculation of Earnings Per
               Share

   (b)  Reports on Form 8-K

                None

FORM 10-Q
- ---------



                     SIGNATURES
                    -----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   HARNISCHFEGER INDUSTRIES, INC.
                   -----------------------------
           (Registrant)


                             /s/Francis M. Corby, Jr.
                             ------------------------
                               Francis M. Corby, Jr.
                               Executive Vice President
                               For Finance and
Date June 14, 1996           Administration
- -------------------          and Chief Financial
                             Officer

                             /s/James C. Benjamin
                             ---------------------
                             James C. Benjamin
                             Vice President and Controller
Date June 14, 1996           and Chief Accounting Officer
- -------------------
Exhibit 11
- ----------

HARNISCHFEGER INDUSTRIES, INC.
- ------------------------------
CALCULATION OF EARNINGS PER SHARE
- ---------------------------------
(Amounts in thousands except per share amounts)


                             Three Months Ended
                                      April 30,
                             -------------------
     1996                                   1995
   -------                                -------
Average Shares Outstanding                47,063    46,045
   ========                                ======
Income from Continuing Operations        $33,555           $21,045

Loss from and Net Loss on Sale of
   Discontinued Operation,
   net of applicable income taxes              -   (1,776)
Extraordinary Loss on
  Retirement of Debt,
   net of applicable income taxes              -                 -
   ---------                              -------
Net Income (Loss)                                $33,555   $19,269
   ==========                            ========
Earnings (Loss) Per Share
  Income from continuing operations       $ 0.71    $0.46
  Loss from and net loss on sale
    of discontinued operation                 -             (0.04)
  Extraordinary loss on
    retirement of debt                        -         -
   -------                                -------
  Net income (loss)                       $0.71     $0.42
   =======                                =======

HARNISCHFEGER INDUSTRIES, INC.
- ------------------------------
CALCULATION OF EARNINGS PER SHARE
- ---------------------------------
(Amounts in thousands except per share amounts)


                                                 Six Months Ended
                                                             April 30,
                                                 ----------------------
                                            1996    1995
                                          -------  -------
Average Shares Outstanding                         46,929  45,868
                                          =======  =======
Income from Continuing Operations                 $56,746         $ 24,238

Loss from and Net Loss on Sale of
   Discontinued Operation,
   net of applicable income taxes                        -(24,410)
Extraordinary Loss on Retirement of Debt,
   net of applicable income taxes                                -       (3,481)
                                          ------- --------
Net Income (Loss)                                  $56,746$(3,653)
                                          ======= ========
Earnings (Loss) Per Share
  Income from continuing operations                 $1.21   $0.53
  Loss from and net loss on sale
    of discontinued operation                           -   (0.53)
  Extraordinary loss on retirement of debt                      -    (0.08)
                                            -----  -------
  Net income (loss)                                  $1.21 $(0.08)
                                            =====  =======