Form 10-Q
period 1996-07-31
HARNISCHFEGER INDUSTRIES INC
filed 1996-09-12
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
- ------------------------------------------------

              Washington, D.C.  20549

                     FORM 10-Q
                  ---------------
                     (MARK ONE)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- ------ OF THE SECURITIES EXCHANGE ACT OF 1934
 X   FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996
- -----                            ------------------
                         OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- -----      OF THE SECURITIES EXCHANGE ACT OF 1934
- -----FOR THE TRANSITION PERIOD FROM        TO
                                  ------     ------

           COMMISSION FILE NUMBER 1-9299
 ------------------------------------------------
           HARNISCHFEGER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)



          Delaware                                   39-1566457
- ----------------------------             -----------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification No.)

13400 Bishops Lane, Brookfield, Wisconsin  53005     (414) 671-4400
- -----------------------------------------------------------------------------
(Address & Telephone Number of Principal Executive Offices)


Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                 No
             -----                     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class            Outstanding at September 11, 1996
            ------         -----------------------------------------
Common Stock, $1 par value             49,118,457 shares

           HARNISCHFEGER INDUSTRIES, INC.
 -------------------------------------------------

                     FORM 10-Q
                  ---------------
                   JULY 31, 1996
                -----------------

                       INDEX
                     --------


                                                    Page No.
                                                   -----------
PART I.   Financial Information:

               Statement of Income -                    1-2
                  Three and Nine Months Ended
                  July 31, 1996 and 1995

               Balance Sheet -                          3-4
                  July 31, 1996 and
                  October 31, 1995

               Statement of Cash Flows -                5-6
                  Nine Months Ended
                  July 31, 1996 and 1995

               Statement of Shareholders' Equity -        7
                  Nine Months Ended
                  July 31, 1996 and 1995

               Notes to Financial Statements           8-12

               Management's Discussion and Analysis
               of Results of Operations and Financial
               Condition                              13-18


PART II.  Other Information                           18-20

Signatures                                               21

           PART I.  FINANCIAL INFORMATION
   -------------------------------------------------

           HARNISCHFEGER INDUSTRIES, INC.
  --------------------------------------------------

                STATEMENT OF INCOME
         ----------------------------------
  (Amounts in thousands except per share amounts)
                    (Unaudited)

                             Three Months Ended           Nine Months Ended
                                 July 31,                      July 31,
                         -------------------------       --------------------------
                            1996          1995                1996     1995
                           -----         -----               -----     -----
Revenues
   Net Sales             $779,752      $547,676         $2,151,945 $1,538,058
   Other Income             6,943         9,681             20,162     22,955
                      -----------    ----------         ---------- ----------
                          786,695       557,357          2,172,107  1,561,013

Cost of Sales             597,265       428,144          1,649,617  1,196,857
Product Development,
Selling and
Administrative Expenses   109,928        82,622            317,161    242,336
                       ----------      --------          ---------  ---------
Operating Income           79,502        46,591            205,329    121,820

Interest Expense - Net    (16,967)      (9,238)           (46,004)   (31,946)
                      ------------    ------------   -------------  ------------
Income Before Joy
Merger Costs, Gain
On Sale of Measurex
Investment, Provision
For Income Taxes and
Minority Interest          62,535        37,353            159,325     89,874

Joy Merger Costs                -             -                  -   (17,459)

Gain on Sale of
Measurex Investment             -         23,023                 -     29,657

Provision for
Income Taxes             (22,450)        (21,100)          (57,300)  (35,700)

Minority Interest         (2,393)         (1,664)           (7,587)   (4,522)
                       ----------      ----------         --------- ---------
Income From Continuing
Operations (after
deducting $11,384 in
1995, net of
applicable income
taxes, related to
Joy merger costs and
adding $14,523
for the three months
and $18,657 for the
nine months ended
July 31, 1995, net
of applicable income
taxes, related to
the gain on sale of
Measurex investment)       37,692          37,612            94,438    61,850

Loss from and Net Loss
on Sale of Discontinued
Operation, net of
applicable income taxes         -               -                 -   (24,410)


Extraordinary Loss on
Retirement of
Debt, net of
applicable income
taxes                           -                -                -    (3,481)
                      -----------     ------------      -----------  ----------
Net Income               $ 37,692       $   37,612          $94,438 $  33,959
                          =======         ========          ======= =========

Earnings Per Share
Income from
continuing operations
(after deducting $0.24
per share in 1995 related
to Joy merger costs
and adding $0.31 and
$0.40 per share for the
three months and
nine months,
respectively,
related to the gain on
sale of Measurex
investment)                $ 0.80            $0.81            $2.01    $ 1.34
Loss from and net loss
on sale of discontinued
operation                       -                -                -    (0.53)
Extraordinary loss on
retirement of debt              -                -                -    (0.08)
                         --------          -------          -------   ----------
  Net income                $0.80            $0.81            $2.01    $ 0.73
                             ====             ====            =====     =====

                 See accompanying notes to financial statements.

           HARNISCHFEGER INDUSTRIES, INC.
- -------------------------------------------------
                   BALANCE SHEET
              -----------------------
           (Dollar amounts in thousands)



                                        July 31          October 31,
                                         1996               1995
                                      ---------        --------------
                                      (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents          $     38,189         $ 239,043
  Accounts receivable-net                 683,236           499,953
  Inventories                             561,472           416,395
  Other current assets                    112,841            57,999
  Businesses held for sale                 26,479                 -
                                     ------------        ----------
                                        1,422,217         1,213,390

Property, Plant and Equipment:
  Land and improvements                    46,023            31,571
  Buildings                               294,750           233,788
  Machinery and equipment                 770,510           676,546
                                     ------------       -----------
                                        1,111,283           941,905
  Accumulated depreciation              (484,506)         (454,249)
                                     -------------      -----------
                                          626,777           487,656

Investments and Other Assets:
  Goodwill                                494,125           147,943
  Intangible assets                        40,328            66,796
  Other assets                            101,326           124,982
                                    -------------       -----------
                                          635,779           339,721
                                    -------------       -----------
                                       $2,684,773         $2,040,767
                                       ==========          =========


  See accompanying notes to financial statements.

           HARNISCHFEGER INDUSTRIES, INC.
- ------------------------------------------------

                   BALANCE SHEET
              -----------------------
           (Dollar amounts in thousands)

                                                  July 31,      October 31,
                                                    1996           1995
                                                 ----------   --------------
                                                (Unaudited)
Liabilities and Shareholders' Equity

Current Liabilities:
  Short-term notes payable, including current
    portion of long-term obligations              $ 129,846     $   22,802
  Trade accounts payable                            340,609        263,750
  Employee compensation and benefits                136,506        100,041
  Advance payments and progress billings            183,632        154,401
  Accrued warranties                                 50,675         43,801
  Other current liabilities                         308,917        138,508
                                               ------------  -------------
                                                  1,150,185        723,303

Long-term Obligations                               617,267        459,110

Other Liabilities:
  Liability for postretirement benefits              86,756        101,605
  Accrued pension costs                              35,899         52,237
  Other liabilities                                  22,213         20,820
  Deferred income taxes                              37,962         34,805
                                               ------------    -----------
                                                    182,830        209,467

Minority Interest                                    97,035         89,611

Shareholders' Equity:
Common stock ( 51,387,775 and
51,117,774 shares issued, respectively)              51,388         51,118
Capital in excess of par value                      600,857        603,712
Retained earnings                                   133,308         53,560
  Cumulative translation adjustments               (57,115)       (42,118)
                                               ------------    -----------
                                                    728,438        666,272
Less:  Stock Employee Compensation
Trust( 1,572,243 and 1,920,100
shares, respectively) at market                    (48,740)        (60,483)
Treasury stock (2,274,613 and
2,504,613 shares, respectively)
at cost                                            (42,242)        (46,513)
                                               ------------   -------------
                                                    637,456         559,276
                                              -------------   -------------
                                                $ 2,684,773      $2,040,767
                                                  =========      ==========

  See accompanying notes to financial statements.

           HARNISCHFEGER INDUSTRIES, INC.
 -------------------------------------------------
              STATEMENT OF CASH FLOWS
   ----------------------------------------
           (Dollar amounts in thousands)
                    (Unaudited)

                                            Nine Months Ended July 31,
                                        ------------------------------------
                                              1996            1995
                                             ------           -----
Operating Activities
   Net income                               $94,438         $33,959
Add (deduct) - Items not affecting cash:
Net loss on sale of discontinued operation        -          24,410
Extraordinary loss on retirement of debt          -           3,481
Gain on sale of investment in Measurex
Corporation-net                                   -        (18,657)
Depreciation and amortization                67,565          54,305
Minority interest, net of dividends paid      6,896           3,580
Deferred income taxes - net                  16,038          18,371
Other - net                                (10,262)          11,027
Changes in working capital
(Increase) in accounts receivable - net    (94,466)        (25,261)
(Increase) in inventories                  (58,354)        (22,250)
(Increase) in other current assets          (2,036)        (20,269)
Increase (decrease) in trade
accounts payable                             16,538        (16,576)
(Decrease) in employee
compensation and benefits                  (20,222)           (855)
(Decrease) increase in advance
payments and progress billings             (16,566)           1,727
Increase (decrease) in
other current liabilities                    27,833        (24,696)
                                      -------------    ------------
Net cash provided by
operating activities                         27,402          22,296
                                      -------------    ------------
Investment and Other Transactions
Purchase of Dobson Park Industries
plc, net of cash acquired of $4,631       (325,369)               -
Purchase of the Pulp Machinery
Division of Ingersoll-
Rand Company, net of cash
acquired of $3,962                        (115,268)               -
Net proceeds from sale of businesses         73,521               -
Sale of Joy Environmental Technologies       11,651               -
Proceeds from sale of investment
in Measurex Corporation                           -          96,004
Proceeds from sale of Syscon                      -          45,000
Property, plant and equipment - net        (47,765)        (41,391)
Investments and related costs              (12,236)        (22,836)
Other - net                                   3,493           3,953
                                       ------------    ------------
Net cash (applied to) provided
by investment and other transactions      (411,973)          80,730
                                         ----------    ------------
Financing Activities
Dividends paid                             (14,149)        (13,855)
Exercise of stock options                     5,490          16,684
Purchase of treasury stock                        -         (3,009)


Issuance of long-term obligations           156,882               -
Redemption of long-term obligations         (1,572)        (93,147)
Increase (decrease) in short-term
notes payable                                37,209           (326)
                                       ------------   -------------
Net cash provided by (applied to)
financing activities                        183,860        (93,653)
                                          ---------    ------------

Effect of Exchange Rate Changes on
Cash and Cash Equivalents                     (143)             252
                                       ------------   -------------
(Decrease) Increase in Cash and Cash
Equivalents                               (200,854)           9,625
(Use) of Cash by Joy Technologies from
February 26, 1994 to November 1, 1994             -         (23,706)
Cash and Cash Equivalents at Beginning
of Period                                   239,043          196,455
                                          ---------      -----------
Cash and Cash Equivalents at End of
Period                                     $ 38,189         $182,374
                                             ======          =======

                 See accompanying notes to financial statements.

                          HARNISCHFEGER INDUSTRIES, INC.
                -------------------------------------------------
                        STATEMENT OF SHAREHOLDERS' EQUITY
           ---------------------------------------------------------
                         (Dollar amounts in thousands)
                                  (Unaudited)
                                              Capital in                   Cumulative
                                  Common      Excess of     Retained       Translation
                                  Stock       Par Value     Earnings       Adjustments
                                 ----------   ----------    ---------      -----------
Nine Months Ended July 31, 1996
- ------------------------------
Balance at October 31, 1995         $51,118     $603,712     $53,560       $(42,118)
   Net income                                                 94,438
   Translation adjustments                                                  (14,997)
   Exercise of 262,751 stock options    263        5,227
   Dividends paid ($.30 per share)                          (14,690)
   Dividends on shares held by SECT                  541
   Adjust SECT shares to market value                170
   230,000 shares purchased by employee
     benefit plans                                 2,964
   Issuance of restricted stock           7     (11,757)
                                   ----------  ---------   ---------        ----------
Balance at July 31, 1996            $51,388     $600,857    $133,308        $(57,115)
                                     ======     ========     =======        =======
Nine Months Ended July 31, 1995
- --------------------------------
Balance at October 31, 1994         $50,506     $576,886     $19,936        $(39,194)
Adjustment related to Joy
Technologies
from February 26, 1994 to
November 1, 1994                         13          182     (4,575)         1,742
                                  ---------   ----------  -----------       -----------
Adjusted Balance at November
1, 1994                              50,519      577,068      15,361         (37,452)
Net income                                                    33,959
Translation adjustments                                                      (4,519)
Exercise of 831,706 stock options       569        8,536
   Dividends paid ($.30 per share)                           (14,344)
   Dividends on shares held by SECT                  489
   Adjust SECT shares to market value             28,352
   110,000 shares acquired as treasury
   stock
457,991 shares transferred from treasury
   stock to SECT
425,345 shares purchased by employee
   benefit plans
                                  ----------  ----------   ----------           ------------
   Balance at July 31, 1995         $51,088     $614,445      $34,976        $(41,971)
                                    =======      =======      ======           =======
                See accompanying notes to financial statements.

                        HARNISCHFEGER INDUSTRIES, INC.
             -------------------------------------------------
                       STATEMENT OF SHAREHOLDERS' EQUITY
        ---------------------------------------------------------
                        (Dollar amounts in thousands)
                                  (Unaudited)

                                                     Treasury
                                      SECT           Stock         Total
                                  -----------      -------------  ----------
Nine Months Ended July 31, 1996
- --------------------------------
Balance at October 31, 1995        $(60,483)        $(46,513)       $559,276
   Net income                                                         94,438
   Translation adjustments                                          (14,997)
   Exercise of 262,751 stock options                                   5,490
   Dividends paid ($.30 per share)                                  (14,690)
   Dividends on shares held by SECT                                      541
   Adjust SECT shares to market value  (170)                               -
   230,000 shares purchased by employee
     benefit plans                                      4,271          7,235
   Issuance of restricted stock       11,913                             163
                                    --------          --------     ----------
Balance at July 31, 1996           $(48,740)         $(42,242)       $637,456
                                    =======            =======        =======
Nine Months Ended July 31, 1995
- -------------------------------
Balance at October 31, 1994        $(53,760)         $(52,009)       $502,365
Adjustment related to Joy
Technologies
from February 26, 1994 to
November 1, 1994                                                       (2,638)
                                  ----------       ------------   ------------
Adjusted Balance at November
1, 1994                              (53,760)           (52,009)       499,727
   Net income                                                           33,959
   Translation adjustments                                             (4,519)
   Exercise of 831,706 stock options    7,579                           16,684
   Dividends paid ($.30 per share)                                    (14,344)
   Dividends on shares held by SECT                                        489
   Adjust SECT shares to market value (28,352)                               -
   110,000 shares acquired as treasury
   stock                                                  (3,009)      (3,009)
   457,991 shares transferred from
   treasury stock to SECT              (8,505)              8,505            -
   425,345 shares purchased by
   employee benefit plans               11,034                          11,034
                                   -----------         ----------   ----------
   Balance at July 31, 1995          $(72,004)          $(46,513)     $540,021
                                      =======            =======       =======

             See accompanying notes to financial statements.

           HARNISCHFEGER INDUSTRIES, INC.
- --------------------------------------------------
           NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------
                   July 31, 1996
      (Amounts in thousands unless indicated)

(a)     Basis of Presentation
       -------------------------
   In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and nine months ended July 31, 1996 and 1995, cash flows for the nine months ended July 31, 1996 and 1995, and financial position at July 31, 1996 have been made. All adjustments made are of a normal recurring nature. See notes
   (b), (c), and (g) for discussions regarding acquisitions, divestiture of discontinued operations and the fiscal 1995 extraordinary loss on retirement of debt.

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

(b)  Acquisitions
       --------------
   In early fiscal 1996, the Company completed the acquisition of Dobson
   Park Industries plc ("Dobson") for a purchase price of approximately $330,000 including acquisition costs, plus the assumption of debt of approximately $75,300. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. This allocation was based on preliminary estimates and may be revised at a later date. Resultant goodwill is being amortized over 40 years.

   Dobson, headquartered in the United Kingdom, was an industrial engineering group with interests in underground mining equipment, industrial electronic control systems, toys and plastics. Longwall International ("Longwall"), one of the main subsidiaries of Dobson, is engaged in the manufacture, sale and service of underground mining equipment for the international coal mining industry. Longwall's products include electronically controlled roof support systems, armored face conveyors, pumps and belt conveyor components and systems.

   The Company has formulated a plan to fully integrate Longwall's operations into Joy Mining Machinery, thus enabling Joy Technologies Inc. ("Joy") to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this plan, the Company has established purchase accounting reserves to provide for the estimated costs of this effort. The costs to be incurred relate primarily to the closure of selected manufacturing and service facilities. Company management anticipates that the majority of these costs will be incurred in fiscal 1996 and 1997. As of July 31, 1996, approximately $19,200 of the reserves had been used. Longwall's operating results for the nine months ended July 31, 1996 are included in the July 31, 1996 consolidated statement of income.

   The following unaudited pro forma results of operations give effect to the acquisition of Dobson as if it had occurred on November 1, 1994:

                                      Three Months              Nine Months
                                     Ended July 31,            Ended July 31,
                                          1995                     1995
                                    -----------------       --------------------
   Net Sales                            $637,222                $1,806,695

   Income From Continuing
     Operations                           38,123                    63,382

   Net Income                             38,123                    35,491
                                         ========                   =======
   Earnings per share:
         Income from continuing
          operations                       $0.83                      $1.38
         Net Income                         0.83                       0.77
                                          =======                   =======

   The unaudited pro forma information is not necessarily indicative of either results of operations that would have occurred had the purchase been made on November 1, 1994, or of future results of operations of the combined companies.

   The industrial electronic and toys/plastics businesses are held for sale and are separately classified as such on the Consolidated Balance Sheet.
   These businesses were originally valued at $100,000. Several of the businesses have been sold, aggregating net proceeds of $73,521. The remaining balance represents the net realizable value including the expected cash flow from the remaining businesses held for sale which are expected to be sold within the next year.

   On March 27, 1996, the Company's Beloit Corporation subsidiary purchased the assets of the Pulp Machinery Division of Ingersoll-Rand Company ("IMPCO") for $119,230, including acquisition costs. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. This allocation was based on preliminary estimates and may be revised at a later date. Resultant goodwill is being amortized over 40 years.

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

(d)     Inventories
        ------------

   Consolidated inventories consisted of the following:

                                               July 31,        October 31,
                                                 1996             1995
                                            ------------      --------------
   Finished goods                               $214,742        $ 211,555
   Work in process and purchased parts           265,640          170,027
   Raw materials                                 145,188          106,999
                                             ------------    -------------
                                                 625,570          488,581
   Less excess of current cost over stated
   LIFO value                                   (64,098)         (72,186)
                                             -----------    -------------
                                                $561,472         $416,395
                                                 =======          =======

   Inventories valued using the LIFO method represented approximately 59% and 80% of consolidated inventories at July 31, 1996 and October 31, 1995, respectively.

(e)     Research and Development Expense
       ---------------------------------

   Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $9,772 and $7,914 for the three months and $26,096 and $22,748 for the nine months ended July 31, 1996 and 1995, respectively. Certain capital expenditures used in research activities are capitalized and depreciated over their expected useful lives.

(f)     Interest Expense - Net
       --------------------------

   Net interest expense consisted of the following:

                         Three Months Ended               Nine Months Ended
                               July 31,                         July 31,
                       ------------------------         ------------------------
                           1996        1995               1996          1995
                          -----       -------            ------        ------
   Interest income    $   1,471    $    2,967         $   4,910    $    6,733
   Interest expense    (18,438)      (12,205)          (50,914)      (38,679)
                      ---------    ----------       -----------    -----------

   Interest expense -
    net               $(16,967)      $(9,238)         $(46,004)     $(31,946)
                       ========       =======          =======       ========


(g)     Long-Term Obligations
        ---------------------------
   Long-term obligations at July 31, 1996 and October 31, 1995 consisted of the following:

                                               July 31,        October 31,
                                                 1996             1995
                                             ------------   --------------

   10 1/4% Senior Notes due 2003                $188,380         $188,380
   8.9% Debentures, due 2022                      75,000           75,000
   8.7% Debentures, due 2022                      75,000           75,000
   7 1/4% Debentures, due 2025
      (net of discount of $1,264 )               148,736                -
   Senior Notes, Series A through D, at
     interest rates of between 8.9% and
     9.1%, due 1996 to 2006                       75,000           75,000
   Industrial Revenue Bonds, at interest
     rates of between 5.9% and 8.8%,
     due 1996 to 2017                             34,654           28,428
   Other                                          24,580           21,183
                                             -----------     ------------
                                                 621,350          462,991
   Less:  Amounts payable within one year          4,083            3,881
                                            ------------      -----------
                                                $617,267         $459,110
                                                 =======          =======

   The 7 1/4% Debentures were issued on December 19, 1995 at 99.153% in connection with the Company's acquisition of Dobson. The debentures mature on December 15, 2025, are not redeemable prior to maturity and are not subject to any sinking fund requirements. Interest on the debentures is payable semi-annually on June 15 and December 15 of each year.

   In the first quarter of fiscal 1995, as a result of the repayment of the Joy Bank Facility and the partial redemption of the 10 1/4% Senior Notes, the Company recorded an extraordinary loss on debt retirement, net of applicable income taxes, of $(3,481) or $(0.08) per share consisting primarily of unamortized financing costs and redemption premiums.

   In November, 1993, the Company entered into a four-year Revolving Credit Facility Agreement with certain domestic and foreign financial institutions that allowed for borrowings of up to $150,000 at rates expressed in relation to LIBOR and other rates. In November, 1994, the facility was increased to $240,000 and was extended to November, 1998. In December, 1995, the Agreement was amended to provide for an expiration date of November, 2000. A facility fee is payable on the Agreement. At July 31, 1996, there were no direct outstanding borrowings under the Facility. Commercial paper borrowings are considered a utilization of the Facility, which, as of July 31, 1996, amounted to $46,023.

(h)     Contingent Liabilities
       --------------------------

   At July 31, 1996, the Company was contingently liable to banks, financial institutions, and others for approximately $275,000 for outstanding letters of credit securing performance of sales contracts and other guarantees in the ordinary course of business. The Company may also guarantee performance of its equipment at levels specified in sales contracts without the requirement for letters of credit. Performance guarantees are a normal part of the Company's business.

   In addition, the Company provides a back-up bonding guarantee facility for certain bid, performance and other contract bonds issued by H-K Systems, Inc., formerly Harnischfeger Engineers, Inc. The amount of guarantees outstanding cannot exceed $70,000 during fiscal 1996, with the maximum amount decreasing to zero by November, 1998.
   Outstanding contract bonds under the guarantee arrangement totaled approximately $47,800 at July 31, 1996; H-K Systems, Inc. typically requires similar bonds from its major subcontractors. Such guarantees have been part of H-K Systems' business in the past and have not resulted in significant cash outlays. The back-up facility may not be used for new types of business or for projects outside of North America, nor does it permit exposure to consequential damages on commercial contracts.

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

(i)     Sale of Measurex Stock
       ----------------------------

   On December 29, 1994, Measurex Corporation ("Measurex") repurchased 2,026,900 shares of its stock which had been purchased by the Company. On June 23, 1995, Measurex repurchased the remaining 1,613,100 shares of its stock. These transactions resulted in a combined pretax gain of $29,657 in fiscal 1995. Measurex continues to have cooperative agreements with Beloit.

(j)     Equity
        --------

   In fiscal 1996, the Company issued 347,857 shares of restricted stock to buy out the employment contracts of certain senior executive officers. Shares are forfeited if the officer voluntarily terminates employment before age 55.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 THREE AND NINE MONTHS ENDED JULY 31, 1996 AND 1995
 ------------------------------------------------
      (Amounts in thousands unless indicated)

The following discussion contains forward-looking statements. When used in this document, terms such as "anticipate," "believe," "estimate," "expect," "indicate," "intends," "may be," "objective," "plan," "predict," and "will be" are intended to identify such statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described in Item 5. Other Information - "Cautionary Factors" in Part II of this report.

Net income for the three and nine months ended July 31, 1996 amounted to $37,692, or $0.80 per share, and $94,438, or $2.01 per share, as compared to net income of $37,612, or $0.81 per share, for the three months and net income of $33,959, or $0.73 per share for the nine months ended July 31, 1995. Income from continuing operations amounted to $37,692, or $0.80 per share, for the three months and $94,438, or $2.01 per share, for the nine months ended July 31, 1996 as compared to income of $37,612, or $0.81 per share, for the three months and $61,850, or $1.34 per share, for the nine months ended July 31, 1995.

Net results for the nine months ended July 31, 1995 were reduced by charges of $(24,410), or $(0.53) per share for losses from discontinued operations (Joy Environmental Technologies, Inc. and Syscon). Results for the nine months ended July 31, 1995 were also reduced by a charge of $(3,481), or $(0.08) per share, for the extraordinary loss on retirement of debt related to repayment of the Joy Bank Facility and some Joy 10 1/4% Senior Notes.

Per share calculations for the first nine months of 1996 and 1995 were based on 47,075 and 46,064 average shares outstanding, respectively.

Significant factors contributing to the $32,588 increase in income from continuing operations for the first nine months of 1996 as compared to 1995 included: (1) a $83,509 increase in operating income as described in the Segment Information section which follows, and (2) Joy merger costs of $17,459 in fiscal 1995, offset by (3) a $14,058 increase in interest expense resulting from additional debt incurred from the Dobson and IMPCO acquisitions, (4) a $21,600 increase in the provision for income taxes due to higher pre-tax income, (5) a $3,065 increase in minority interest in 1996 due to higher after-tax results of certain operations owned in part by other entities and (6) the $29,657 gain on sale of the Measurex investment in 1995.

In December, 1995, the Company completed the sale of substantially all of the assets of Joy Environmental Technologies, Inc. to Babcock and Wilcox, an operating unit of McDermott International, for $11,651. The loss on sale of discontinued operation, net of applicable income taxes, was recorded in the fourth quarter of fiscal 1995.

On February 16, 1995, the Company completed the sale of Syscon
Corporation to Logicon, Inc. for a cash price of $45,000. In connection with this sale, the Company recorded a loss on sale of discontinued operations, net of applicable income taxes, in the first quarter of fiscal 1995.

Segment Information
- ------------------------

Operating results of the Company's business segments for the third quarter and first nine months of 1996 and 1995 are summarized as follows:

Third Quarter                   Net Sales             Operating Income
- -----------------           ------------------    ------------------------
                                1996     1995            1996    1995
                               -----    ------          ------  ------
Mining Equipment              $383,519 $233,115        $52,473  $29,629
Papermaking Machinery and
  Systems                      314,330  253,377         24,076   15,253
P&H Material Handling           81,903   61,184          8,056    5,997
                            ---------- --------      ---------  ---------
  Total Business Segments     $779,752 $547,676         84,605   50,879
                               ======= ========         ======   ======
Corporate Administration                               (5,103)   (4,288)
                                                                                         ----------     ----------

Operating Income before Interest expense - net,
  Provision for Income Taxes, Minority Interest, and
  1995 Gain on Sale of Measurex Investment             $79,502   $46,591
                                                        ======    ======
Nine Months                       Net Sales             Operating Income
- ---------------           ------------------------   -----------------------
                              1996       1995            1996      1995
                            ------      ------          ------    -------
Mining Equipment           $1,056,564   $685,338       $133,805   $86,505
Papermaking Machinery and
  Systems                     868,730    681,288         65,936    33,765
P&H Material Handling         226,651    171,432         20,734    15,546
                           ---------- ---------      -----------   -------
  Total Business Segments  $2,151,945 $1,538,058        220,475   135,816
                             ========   ========        =======   =======
Corporate Administration                               (15,146)  (13,996)
                                                                                       ------------  -----------
Operating Income before Interest expense - net,
 Provision for Income Taxes, Minority Interest, 1995
 Joy Merger Costs and Gain on Sale of Measurex
 Investment                                            $205,329  $121,820
                                                                                       ======= =======

Segment Information
- ------------------------

Operating results of the Company's business segments for the third quarter and first nine months of 1996 and 1995 are summarized as follows:


Third Quarter               Orders Booked                Backlog at
- ----------------         -----------------              -------------
                         1996          1995            7/96       4/96
                        -----         -----           -----     -------
Mining Equipment     $388,345      $246,274     $   399,245  $   394,419
Papermaking Machinery
and Systems           379,941       255,043         744,117      678,506
P&H Material Handling  77,488        53,794         149,489      153,904
                    ---------    ----------      ---------- ------------
Total Business
Segments             $845,774      $555,111      $1,292,851   $1,226,829
                      =======      ========        ========    =========

Nine Months               Orders Booked                  Backlog at
                      -------------------               -------------
                       1996           1995            7/96        10/95
                      -----         ------           -----       -------
Mining Equipment  $1,002,774(A)   $   679,941   $   399,245  $   221,540
Papermaking
Machinery and
  Systems            901,438(B)       749,289       744,117      679,625
P&H Material
Handling                245,261       169,496       149,489      130,879
                   -------------      --------  ------------   ----------
Total Business
Segments             $2,149,473    $1,598,726     $1,292,851  $1,032,044
                      ========       =========     =========   =========


(A) Does not include backlog assumed in the purchase of Longwall International totaling $231,495.
(B) Does not include backlog assumed in the purchase of IMPCO totaling $31,784.

Segment Information - Continuing Operations
- -------------------------------------------

Net sales of the Mining Equipment segment amounted to $1,056,564 and $685,338 for the first nine months of 1996 and 1995, respectively, representing a 54% increase in 1996 as compared to 1995. The sales increase is primarily due to the acquisition of Longwall and to increases in both original equipment and aftermarket activity for both surface and underground mining operations. Operating profit increased to $133,805 for the first nine months of 1996 as compared to $86,505 in 1995. The increase in operating profit is primarily due to the acquisition of Longwall and strong surface mining results. Bookings for the first nine months of 1996 amounted to $1,002,774 as compared to $679,941 for the same period in 1995. Markets for surface mining products were strong worldwide, particularly in Australia, and are expected to continue. The markets for underground mining equipment likewise were strong, especially outside the United States, and are also expected to continue.


The Papermaking Machinery and Systems segment contributed sales and operating profit of $868,730 and $65,936, respectively, for the first nine months of 1996, as compared to net sales of $681,288 and operating profit of $33,765 for the corresponding period in 1995. Sales increased 28% in 1996 over 1995 due primarily to an increase in sales of original equipment
and rebuilds.   Operating profit reflected stronger sales and improved
margins. Bookings for the first nine months of 1996 amounted to $901,438 as compared to $749,289 for the same period in 1995, with particular strength in the Pacific Rim.

The Material Handling segment contributed sales and operating profit of $226,651 and $20,734, respectively, for the first nine months of 1996, as compared to sales of $171,432 and operating profit of $15,546 for the comparable period in 1995. Sales increased primarily due to increases in original equipment and aftermarket sales. Operating profit increased as a result of increased sales and improved margins. Bookings for the first nine months of 1996 and 1995 amounted to $245,261 and $169,496, respectively, due to an increase in worldwide machine bookings.

Income Taxes
- ------------

The Company's estimated annual effective tax rate for continuing operations for the first nine months of 1996 was 36% compared to a 35% federal statutory tax rate. The principal reason for the difference between the effective rate and the statutory tax rate is nondeductible goodwill partially offset by the availability of tax credits.


Liquidity and Cash Flows
- ------------------------

The Company's capital structure at July 31, 1996 and October 31, 1995 was as follows:

                                          July 31,              October 31,
                                           1996                     1995
                                       ------------           --------------

Short-term notes payable               $   125,763             $    18,921
Long-term obligations, including
  current portion                          621,350                 462,991
                                      ------------             -----------
                                           747,113                 481,912
Liability for postretirement benefits
  (after tax)                               55,524                  66,043
Minority interest                           97,035                  89,611
Shareholders' equity, excluding SECT       686,196                 619,759
                                     -------------              -----------

Total capitalization                    $1,585,868               $1,257,325
                                          ========                =========
Debt to capitalization ratio                 47.1%                    38.3%
                                            =====                     =====

Cash Flow from Operating Activities
- -----------------------------------

Cash flow provided by operating activities was $27,402 for the nine months ended July 31, 1996 compared to cash flows provided by operating activities of $22,296 for the comparable period in 1995. The increase in cash flows between periods is primarily the result of increases in net income, accounts payable and other current liablities offset by increases in accounts receivable and inventories.

Net working capital, exclusive of businesses held for sale, decreased $244,534 during the nine months ended July 31, 1996 primarily due to increases in short-term notes payable and a decline in cash and cash equivalents resulting from the acquisitions of Dobson and the Pulp Machinery Division of Ingersoll-Rand Company.

Cash Flow for Investment Activities
- ------------------------------------------

Cash flow applied to investment activities was $411,973 for the nine months ended July 31, 1996 compared to cash flow provided by investment activities of $80,730 for the comparable period in 1995. The change is due to the $330,000 acquisition of Dobson in early fiscal 1996 and the $119,230 acquisition of the Pulp Machinery Division of Ingersoll-Rand Company in March, 1996, offset by proceeds of $73,521 from the sale of certain of the industrial electronic and toys/plastics businesses of Dobson.

Cash Flow from Financing Activities
- -------------------------------------------

The $183,860 cash provided by financing activities in the first nine months of fiscal 1996 was due to the issuance of $150,000 of 7 1/4% debentures, and a $37,209 increase in short-term notes payable in connection with the acquisition of the Pulp Machinery Division of Ingersoll-Rand Company and Dobson.

Financing activities for the nine months of fiscal 1995 included $95,458 for redemption of Joy's remaining Bank Facility and partial redemption of Joy's 10 1/4% Senior Notes. As a result of the redemptions of the Bank Facility and Senior Notes, the Company recorded an extraordinary loss on debt retirement, net of applicable taxes, of $(3,481), or $(0.08) per share consisting primarily of unamortized financing costs and redemption premiums.

The Statement of Cash Flows for the nine month period ended July 31, 1995 reflects the $23,706 use of cash by Joy during the period February 26, 1994 to November 1, 1994.

The Company maintains the ability to expand its borrowings in several ways, including the following:

(1) A Revolving Credit Financing Facility Agreement expiring November, 2000, between the Company and certain domestic and foreign financial institutions that allows for borrowings of up to $240,000 at rates expressed in relation to LIBOR and other rates. At July 31, 1996, there were no direct outstanding borrowings under the Facility. Commercial paper borrowings are considered a utilization of the Facility, which, as of July 31, 1996, amounted to $46,023.


(2) Short-term bank credit lines of foreign subsidiaries of approximately $136,800, of which approximately $29,740 was outstanding at July 31, 1996.

(3) In April, 1996, the Company filed a shelf registration with the Securities and Exchange Commission for up to $200,000 of debt securities. To date, no securities have been issued under this registration.

The Company believes its available cash and borrowing capacity provide adequate liquidity to meet its short-term and long-term obligations.

The Company has no significant capital commitments as of July 31, 1996; any future capital commitments are expected to be funded through cash flow from operations and, if necessary, available borrowings.

The Company intends to continue to expand its businesses, both internally and through acquisitions. It is expected that new acquisitions would be financed primarily by internally generated funds or additional borrowings.

Acquisitions
- ---------------

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

Dobson, headquartered in the United Kingdom, was an industrial engineering group with interests in underground mining equipment, industrial electronic control systems, toys and plastics. Longwall International, one of the main subsidiaries of Dobson, is engaged in the manufacture, sale and service of underground mining equipment for the international coal mining industry. Longwall's products include electronically controlled roof support systems, armored face conveyors, pumps and belt conveyor components and systems.
The Company has formulated a plan to fully integrate Longwall's operations into Joy Mining Machinery, thus enabling Joy to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this plan, the Company has established purchase accounting reserves to provide for the estimated costs of this effort. The costs to be incurred relate primarily to the closure of selected manufacturing and service facilities.

Company management anticipates that the majority of these costs will be incurred in fiscal 1996 and 1997. As of July 31, 1996, approximately $19,200 of the reserves had been used. Longwall's operating results for the nine months ended July 31, 1996 are included in the July 31, 1996 consolidated statement of income.

The industrial electronic and toys/plastics businesses are held for sale and are separately classified as such on the Consolidated Balance Sheet. These businesses were originally valued at $100,000. Certain of the businesses have been sold, aggregating net proceeds of $73,521. The remaining balance represents the net realizable value including the cash flow from the remaining businesses held for sale which are expected to be sold within the next year.

On March 27, 1996, the Company's Beloit Corporation subsidiary purchased the assets of the Pulp Machinery Division of Ingersoll-Rand Company for $119,230, including acquisition costs. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. This allocation was based on preliminary estimates and may be revised at a later date. Resultant goodwill is being amortized over 40 years.

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

Sale of Measurex Stock
- ----------------------------

On December 29, 1994, Measurex Corporation repurchased 2,026,900 shares of its stock which had been purchased by the Company. On June 23, 1995, Measurex repurchased the remaining 1,613,100 shares of its stock. These transactions resulted in a combined pretax gain of $29,657 in fiscal 1995. Measurex continues to have cooperative agreements with Beloit.

            PART II.  OTHER INFORMATION
      --------------------------------------------

Item 4  Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

   The information called for by this Item was previously reported in response to Item 4 of Harnischfeger's report on Form 10-Q for the quarterly period ending April 30, 1996.

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

   The Company's principal businesses involve designing, manufacturing, marketing and servicing large, complex machines for the mining, papermaking and capital goods industries. Long periods of time are necessary to plan, design and build these machines. With respect to new machines and equipment, there are risks of customer acceptances and start-up or performance problems. Large amounts of capital are required to be devoted by the Company's customers to purchase these machines and to finance the mines, paper mills, steel mills and other facilities that use these machines. The Company's success in obtaining and managing a relatively small number of sales opportunities can have a material effect on the Company's financial performance. In addition, many projects are located in developing economies where business conditions are less predictable. In recent years, approximately 46% of the Company's total sales occurred outside the United States.

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

   - Factors affecting general business levels, such as: political conditions and economic growth in major markets such as the United States, Canada, Europe, the Far East, South
        Africa, Australia and Chile; environmental and trade regulations; and the stability and ease of exchange of currencies.


Item 6  Exhibits and Reports on Form 8-K
        --------------------------------

   (a)  Exhibits:

        11     Statement re:  Calculation of Earnings Per Share

   (b)  Reports on Form 8-K

        None

FORM 10-Q
- ---------




                     SIGNATURES
                -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               HARNISCHFEGER INDUSTRIES, INC.
             ------------------------------------------------
               (Registrant)


                /s/           Francis M. Corby, Jr.
             ----------------------------------------------------
                              Francis M. Corby, Jr.
                              Executive Vice President for Finance
Date September 12, 1996       and Administration and Chief Financial
- -----------------------       Officer


              /s/            James C. Benjamin
           ------------------------------------------------------
                             James C. Benjamin
                             Vice President and Controller
Date September 12, 1996      and Chief Accounting Officer
- -----------------------

                                         Exhibit 11


           HARNISCHFEGER INDUSTRIES, INC.
  -------------------------------------------------
         CALCULATION OF EARNINGS PER SHARE
- ---------------------------------------------------------
  (Amounts in thousands except per share amounts)


                           Three Months Ended         Nine Months Ended
                                July 31,                    July 31,
                        ------------------------   ------------------------
                           1996        1995             1996      1995
                          -----        -----            ----     ------

Average Shares
Outstanding              47,367       46,456           47,075    46,064
                         =====        =====             =====    ======
Income from Continuing
Operations              $37,692      $37,612          $94,438  $ 61,850

Loss from and Net Loss
 on Sale of
 Discontinued Operation,
 net of applicable
 income taxes                 -            -                -   (24,410)
Extraordinary Loss on
Retirement of Debt,
 net of applicable
 income taxes                 -            -                -    (3,481)
                      ---------   ----------       ---------- -----------
Net Income              $37,692      $37,612          $94,438    $33,959
                        ======        ======           ======     ======
Earnings Per Share
 Income from
continuing operations    $ 0.80        $0.81             $2.01    $ 1.34
 Loss from and net
loss on sale
of discontinued
operation                     -            -                 -    (0.53)
Extraordinary loss
on retirement of debt         -            -                 -    (0.08)
                        -------      -------           -------  --------
  Net income             $ 0.80        $0.81            $ 2.01    $ 0.73
                          =====        =====             =====    ======