Form 10-K
period 1996-10-31
HARNISCHFEGER INDUSTRIES INC
filed 1997-01-29
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                     FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
October 31, 1996.

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

3600 South Lake Drive, St. Francis, Wisconsin 53235-3716
(Address of Principal Executive Office)

Registrant's Telephone Number, Including Area Code:
(414) 486-6400

Securities registered pursuant to Section 12(b) of the Act:


                                 Name of Each Exchange On
Title of Each Class                 Which Registered

Common Stock, $1 Par Value       New York and Pacific Stock
                                 Exchanges
Preferred Stock Purchase Rights  New York and Pacific Stock
                                 Exhanges

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of Registrant's Common
Stock held by non-affiliates, as of January 27, 1997, based on a closing price of $45, was approximately $2,212.7 million.

     The number of shares outstanding of Registrant's
Common Stock, as of January 27, 1997, was 49,171,007.

        DOCUMENTS INCORPORATED BY REFERENCE

Management's Discussion and Analysis of Financial
Statements, Consolidated Financial Statements, Notes to
Consolidated Financial Statements, Report of Independent
Accountant's and Five-Year Review of Financial Data of
Registrant's. Registrant's proxy statement for the 1997 annual meeting of stockholders to be filed within 120 days of the end of the Registrant's fiscal year.



             HARNISCHFEGER INDUSTRIES, INC.

                        INDEX TO
               ANNUAL REPORT ON FORM 10-K
          For The Fiscal Year Ended October 31, 1996




                                               Page
                                               ----

   Part I
     Item 1. Business........................    3
     Item 2. Properties......................   10
     Item 3. Legal Proceedings...............   13
     Item 4. Submission of Matters to a
               Vote of Security Holders......   14

   Part II
     Item 5. Market for the Registrant's
               Common Stock and Related
               Stockholder Matters...........   14
     Item 6. Selected Financial Data ........   14
     Item 7. Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations.....   14
     Item 8. Financial Statements and
               Supplementary Data............   14
     Item 9. Change in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure..........   14

   Part III
     Item 10.Directors and Executive Officers
               of the Registrant.............   15
     Item 11.Executive Compensation..........   15
     Item 12.Security Ownership of Certain
               Beneficial Owners and
               Management....................   15
     Item 13.Certain Relationships and Related
           Transactions..................     15

   Part IV
     Item 14.Exhibits, Financial Statement
               Schedules and Reports
               on Form 8-K...................   15

   Signatures ...............................   19

                       PART I

Item 1. Business

                SEGMENTS OF BUSINESS

     Harnischfeger Industries, Inc. ("Harnischfeger
Industries" or the "Company") is a holding company for subsidiaries involved in the worldwide manufacture and distribution of surface mining equipment (P&H Mining
Equipment); underground mining equipment (Joy Mining
Machinery); pulp and papermaking machinery (Beloit
Corporation); and material handling equipment (P&H Material
Handling). In early fiscal 1996, the Company completed the acquisition of Dobson Park Industries plc ("Dobson"), an industrial engineering group with interests in underground mining equipment, industrial electronic control systems, toys and plastics. Dobson's principal subsidiary, Longwall
International, is engaged in the manufacture, sale and service of mining equipment for the international underground coal mining industry and has been integrated into the Company's Mining Equipment Segment. In March
1996, the Company completed the purchase of the assets of the pulp machinery division of Ingersoll-Rand Company.

     Harnischfeger Industries is the direct successor to a business begun over 100 years ago which, at October 31, 1996, through its subsidiaries, manufactures and markets products classified into three industry segments: Pulp and Papermaking Machinery, Mining Equipment, and Material
Handling.

The following discussion and the portions of the Company's
1996 Annual Report to Shareholders incorporated herein by reference contain forward looking statements. Terms such as "anticipate", "believe", "estimate", "expect",
"indicate", "may be", "objective", "plan", "predict", and
"will be" are intended to identify such statements.
Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those predicted. See
"Cautionary Factors" at the end of this Item 1.


                  MINING EQUIPMENT

     P&H Mining Equipment is the world's largest producer of electric mining shovels and is a significant producer of electric and diesel-electric crawler and walking draglines, hydraulic mining excavators, blasthole drills, and dredge and dragline bucket products. Electric mining shovels range in capacity from 18 to 80 cubic yards, crawler draglines from 10 to 20 cubic yards and hydraulic mining excavators from 12 to 27 cubic yards. Capacities for walking draglines range from 20 to 150 cubic yards. Blasthole drill models have drilling diameters ranging from 9 to 22 inches and bit load capacities from 70,000 to 150,000 pounds.

     The products of P&H Mining Equipment are used in mines, quarries and earth-moving operations in the digging and loading of such minerals and other ores as coal, copper, gold, iron ore, lead, zinc, bauxite, uranium, phosphate, stone and clay.

     P&H Mining Equipment has a relationship in the mining shovel business with Kobe Steel, Ltd. ("Kobe") pursuant to which P&H Mining Equipment licenses Kobe to manufacture certain electric mining shovels and related replacement parts in Japan. Harnischfeger Corporation has the exclusive right to market Kobe-manufactured mining shovels and parts outside Japan (except in the case of certain government sales). In addition, Harnischfeger Corporation is party to an agreement with a corporate unit of the People's Republic of China, licensing the manufacture and sale of two models of electric mining shovels and related components. This relationship provides P&H Mining Equipment with an opportunity to sell component parts for shovels built in China.

     On November 29, 1994, pursuant to an exchange of common stock, the Company completed its acquisition of Joy
Technologies Inc. ("Joy" or "Joy Mining Machinery"), a world leader in underground mining equipment. Joy manufactures and services mining equipment for the underground extraction of coal and other bedded materials and has facilities in Australia, South Africa, the United
Kingdom and the United States, as well as sales offices in Poland and the People's Republic of China. Joy Mining
Machinery designs, manufactures and distributes continuous miners; entry drivers and sump shearers; longwall shearers;
roof supports; armored face conveyors; shuttle cars; and continuous haulage systems for use in underground mining.
Joy products are not sold into the general construction industry, and demand for them is not tied to cycles in that industry. Joy also maintains an extensive network of service and spare parts distribution centers to rebuild and service equipment and sell spare parts in support of its installed base. This network includes seven service centers in the United States and five outside of the United
States, all of which are strategically located in major underground mining regions. The financial position and results of operations of Harnischfeger Industries and Joy were combined retroactively in fiscal 1995.

     In early fiscal 1996, the Company completed the acquisition of Dobson Park Industries plc for a purchase price of approximately $330 million including acquisition costs plus the assumption of net debt of approximately $40 million.

     Dobson, headquartered in the United Kingdom, was an
industrial engineering group with interests in underground
mining equipment, industrial electronic control systems,
toys and plastics.  Longwall International ("Longwall"),
one of the main subsidiaries of Dobson, was engaged in the
manufacture, sale and service of underground mining
equipment for the international coal mining industry.  Its
products include electronically controlled roof support
systems, armored face conveyors, pumps and belt conveyor
components and systems.  The Company is fully integrating
Longwall's operations into Joy, thus enabling Joy to offer
integrated underground longwall mining systems to the
worldwide mining industry.   The industrial electronic and
toys/plastics businesses are held for sale. Several of the businesses were sold during 1996. The remaining businesses are expected to be sold within the next year.

     Financial information with respect to the acquisition of Dobson is presented in Note 2 to the Financial
Statements of the 1996 Annual Report to Shareholders incorporated herein by reference.

          PULP AND PAPERMAKING MACHINERY

     The Pulp and Papermaking Machinery Division is comprised of the Company's 80% interest in Beloit
Corporation ("Beloit").  Mitsubishi Heavy Industries, Ltd.
("Mitsubishi") is the owner of the other 20% interest in Beloit. The Company and Mitsubishi have entered into certain agreements that provide Mitsubishi with the right to designate one of Beloit's five directors. These agreements also place certain restrictions on the transfer of Beloit stock. In the event of a change in control of the Company, Mitsubishi has the right to sell its 20% interest back to the Company for the greater of $60 million or the book value of its equity interest.

     Beloit is a leader in the design and manufacture of pulp and papermaking machinery and related products used in the pulp and paper industries. Beloit operates on a global basis with major manufacturing facilities in ten countries and sales and service offices located throughout the world.
In addition, licensing arrangements exist with several major foreign companies.

     Beloit's activities are divided into the following categories: complete installations involving the design, manufacture and installation of integrated pulp and papermaking machinery; major rebuilds and servicing of existing systems; and the sale of ancillary equipment and replacement parts. This machinery is custom designed to meet the specific needs of each customer. On March 27, 1996, the Company purchased the assets of the pulp machinery division of Ingersoll-Rand Company ("IMPCO"), which significantly strengthens Beloit's pulping equipment offerings.

     Beloit is known for the quality and dependability of its products and is a leader in product innovation and development. Beloit has made a continuous commitment to research and development activities and has been granted numerous patents on its designs. Beloit systems and equipment are used by a substantial number of paper producers, both domestic and foreign.

     A major factor in Beloit's success in the pulp and papermaking machinery industry has been its international manufacturing operations. Beloit's overseas facilities have been used to support both domestic and foreign sales and have provided Beloit with the flexibility to shift its manufacturing to more favorable locations as appropriate.
Beloit's manufacturing facilities are supported by a domestic and international marketing network staffed by experienced sales engineers.


     Beloit Corporation spent nine months developing a total strategic redesign of its business. A $43.0 million pre-tax restructuring charge was recorded in the fourth quarter to accomplish asset and employment reductions necessary to implement the strategy. The restructuring and refocus will be an all-out effort to improve operating efficiencies and profit margins, expand Beloit Mill
Services offerings for aftermarket support, and satisfy the vigorous growth in demand for pulp and papermaking machinery in the Pacific Rim.

     Formerly, the Pulp and Papermaking Machinery Division also included the Company's 20% interest in Measurex
Corporation ("Measurex"). In fiscal 1995, Measurex repurchased its stock which had been held by the Company resulting in a pre-tax gain of $29.7 million. Measurex continues to have cooperative agreements with Beloit.

               P&H MATERIAL HANDLING

     P&H Material Handling produces lines of
through-the-air material handling equipment designed for a variety of users and container handling cranes for use in ports in addition to providing aftermarket support and distribution and service.

     Engineered overhead cranes are comprised of several product lines: engineered cranes, standard cranes, portal cranes, ship-to-shore cranes, and crane components. Cranes are designed for installation in a wide range of industrial settings. Each crane is engineered to the customer's specifications, using standard components wherever possible. Engineered cranes are marketed for moderate to severe duty cycle applications in capacities from 3 to 800 tons.

     Standard overhead cranes are available in capacities from 5 to 100 tons. Stacker cranes, ranging in capacities from 2 to 50 tons, are particularly suitable for factory automation projects. Portal cranes range in lifting capacities from 5 to 100 tons and are used outdoors for woodyard, scrap, and container handling.

     P&H Material Handling has two groups specializing in aftermarket support and distribution and service. The P&H
Aftermarket Group consists of Product Support, which markets replacement products and repair parts and Phoenix(TM), which handles pre-owned and remanufactured cranes and parts plus provides engineering services for the revitalization of crane and runway systems.P&H Distribution and Service provides installation, erection and repair and maintenance services under the ProCare trademark.

               DISCONTINUED SEGMENTS

     Environmental

     The Company completed the sale of Joy Environmental
Technologies ("JET") in the first quarter of 1996. JET was a unit of Joy which supplied air pollution and ash handling equipment for electric utilities and other industrial operations.


     Systems

     Syscon Corporation ("Syscon"), the remaining unit in the Company's Systems Group, was sold in February 1995 to Logicon, Inc. Syscon was engaged principally in providing systems development, systems integration and systems services to the U. S. Government, government agencies and commercial enterprises.

              INTERNATIONAL OPERATIONS

     In 1996, 1995 and 1994, Beloit's foreign sales amounted to 53%, 41% and 30%, respectively, of Beloit's consolidated net sales.

     Foreign sales of the Mining Equipment segment generated approximately 58% of the segment's consolidated net sales in 1996, 44% in 1995 and 48% in 1994.

     Foreign sales of the P&H Material Handling segment's consolidated net sales amounted to 39% in 1996 and 48% in 1995. Sales in 1994 were principally in the United States.

     Beloit has granted licensing agreements to serve certain foreign markets to companies located in Australia, Japan and Spain. Beloit maintains sales and service offices throughout the world.

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

                      GENERAL

Seasonality

     No significant portion of Harnischfeger Industries' business is subject to or influenced by seasonal factors;
however, the Company's business is influenced by the cyclical nature of the paper, mining and capital goods industries.

Distribution

     P&H Mining and Joy Mining Machinery sales are made mostly through sales at the segments' headquarters and sales offices located around the world. Joy's worldwide sales forces have marketing responsibility for new machine sales, as well as for parts, components and rebuild services provided to customers. A segment of the sales force in the United States is dedicated to operating a fleet of trucks which visit customer sites on a regular basis in order to deliver components and parts.

     Sales of Beloit products are principally made directly to end users. Beloit maintains a worldwide marketing group to coordinate and support worldwide facilities in marketing strategies, technical sales support and participation in major projects including interface with engineering firms and financial institutions. Beloit offers systems and turnkey alternatives to assist in related business development throughout the world. Agents are used in certain foreign countries to augment Beloit's sales force stationed in the segment's manufacturing facilities and in sales offices worldwide.

     In the United States, overhead cranes and certain electrical products are principally marketed directly from the segments' headquarters and regional sales offices.
Electric wire rope and chain hoists and crane modernizations are sold through dealers and distributors, assisted and coordinated by corporate and regional office personnel. P&H Material Handling has a dealer network of regional distributorships (referred to as Material Handling
Centers).

     The manufacture and sale of repair and replacement parts and the servicing of equipment are important aspects of each of the Company's businesses.


Competition

     Harnischfeger Industries conducts its domestic and foreign operations under highly competitive market conditions, requiring that its products and services be competitive in price, quality, service and delivery.

     The pulp and paper capital machinery market is globally competitive; Beloit's two major paper machinery competitors are foreign-owned companies. The principal competitors are Valmet Paper Machinery, Inc., with controlling interest held by Valmet Corporation, Finland, and Voith Sulzer Papiertechnik GMBH, with headquarters in Germany. The principal competitors in pulp machinery are Sunds Difibrator, Ahlstrom, and Kvaerner, Black-Clawson and
Andritz. In the aftermarket area, Beloit competes with various small suppliers.

     P&H Mining Equipment's principal competitors in electric mining shovels are Bucyrus International, Inc. and Marion, a division of Global Industrial Technologies.
Harnischfeger Industries believes P&H Mining Equipment is the leading participant in this market. Its principal competitors in the hydraulic mining excavator market are Demag, Hitachi, Caterpillar and Orenstein & Koppel. In draglines, the main competitors are Bucyrus International, Inc. and Marion. The Division's main competitors in drills are Ingersoll-Rand, Driltech and Bucyrus International,
Inc.

     In the underground coal mining industry, Joy competes primarily on the basis of the quality and reliability of its products and its ability to provide timely, extensive and cost-effective repair and rebuild services and delivery of spare parts. Joy's primary competitors in the continuous mining machinery industry are EIMCO, Voest
Alpine(a Tampella Tamrock Company), Simmons-Rand Company(a subsidiary of Long-Airdox Company) and Jeffrey. In the longwall shearer new equipment market, Joy competes primarily with Anderson Longwall (a subsidiary of Long-Airdox Company), Eickhoff Corporation, and Mitsui Miike
Machinery Company, Ltd. In the continuous haulage market, Joy competes with Long-Airdox, Fairchild International and
Jeffrey. In roof supports and armored face conveyors, Joy primarily competes with DBT, Long-Airdox Company and several regional suppliers. In the sale of spare parts for Joy's equipment, Joy competes with various small suppliers.


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

Customers

     During 1996, there were no sales or services made to an individual customer amounting to 10% or more of consolidated sales.


Backlog

     Backlog by business segment for the Company's continuing operations (in thousands of dollars) as of the end of fiscal years 1996 and 1995 was as follows:

                                                        October 31,
                                               -------------------------
                                                     1996           1995
                                               ----------    -----------
Mining Equipment.............................  $  453,480    $   221,540
Pulp and Papermaking Machinery...............     846,137        679,625
Material Handling ...........................     132,550        130,879
                                               ----------     ----------
                                               $1,432,167     $1,032,044
                                               ==========     ==========


Supply of Materials and Purchased Components


     P&H Mining Equipment Division and P&H Material
Handling manufacture machines and heat-treated gears, pinions, shafts, structural fabrications, electrical motors, generators and other electrical parts. They purchase raw and semi-processed steel, castings, forgings, copper and other materials for these parts and components from approximately 400 suppliers. In addition, component parts, such as engines, bearings, controls, hydraulic components, and a wide variety of mechanical and electrical items are purchased from approximately 1,500 suppliers.
Purchases of materials and components are made on a competitive basis with no single source being dominant.

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

     The Pulp and Papermaking Machinery Division purchases raw materials used in its products which include plates, sheets, shapes, carbon and alloy steel, stainless steel, brass and bronze, nickel alloy, and aluminum. Purchases of semi-processed and component parts include castings, valves, filters, pumps, dryers, electrical equipment, and various vacuum, drying, hydraulic, combustion, material-handling and temperature control systems. Beloit has approximately 5,300 suppliers, of which approximately
1,600 are most commonly used. No single source is dominant.

Patents and Licenses

     Patents are important in the papermaking industry. All major papermaking machinery manufacturers use patents extensively to protect the technology base that results from research and development. Beloit has been granted numerous patents on its designs and more are pending. Most are registered in all of the major countries into which Beloit and its licensees sell.

     Joy and P&H Mining Equipment and their respective subsidiaries own numerous patents and trademarks and have patent licenses from others relating to their respective products and manufacturing methods. Also, patent licenses are granted to others throughout the world and royalties are received under most of these licenses. While they do not consider any particular patent or license or group of patents or licenses to be essential to their respective business as a whole, they consider their patents and licenses significant to the conduct of its business in certain product areas.

     P&H Material Handling has numerous trademarks and domestic and foreign patents, patent applications and patent licensing agreements. P&H Material Handling does not consider these businesses materially dependent upon any patent or patent license agreement.


Research and Development

     Harnischfeger Industries maintains a strong commitment to research and development with engineering staffs that are engaged in full-time research and development of new products, and improvement of existing products. Beloit maintains research and development facilities in Rockton, Illinois; Pittsfield, Massachusetts; Bolton, United
Kingdom; Clarks Summit, Pennsylvania; Portland, Oregon; and
Waukesha, Wisconsin. Harnischfeger Corporation maintains research and development facilities in Milwaukee, Wisconsin. Joy pursues technological development through the engineering of new products, systems and applications;
the improvement and enhancement of licensed technology; and synergistic acquisitions of technology. Research and development expenses were $34.5 million in 1996, $30.3 million in 1995 and $28.9 million in 1994.

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


Employees

     As of October 31, 1996, Harnischfeger Industries employed approximately 17,200, of which approximately 9,600 were employed in the United States. Approximately 3,700 of the U. S. employees are represented by local unions under collective bargaining agreements with expiration dates from March 22, 1997 to April 1, 2001. Harnischfeger Industries believes that it maintains generally good relationships with its employees.

Financial Information about Industry Segments

     The financial information on industry segments is presented in Note 15 to the Financial Statements incorporated herein by reference.

                 Cautionary Factors
                     ------------------

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

The Company's principal businesses involve designing, manufacturing, marketing and servicing large, complex machines for the mining, papermaking and capital goods industries. Long periods of time are necessary to plan, design and build these machines. With respect to new machines and equipment, there are risks of customer acceptances and start-up or performance problems. Large amounts of capital are required to be devoted by the Company's customers to purchase these machines and to finance the mines, paper mills, steel mills and other facilities that use these machines. The Company's success in obtaining and managing a relatively small number of sales opportunities can have a material effect on the Company's financial performance. In addition, many projects are located in undeveloped or developing economies where business conditions are less predictable. In recent years, more than 50% of the Company's total sales occurred outside the United States.

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

     - Factors affecting the Company's ability to capture available sales opportunities, including: customers' perceptions of the quality and value of the Company's products as compared to competitors' products; the existence of patents protecting or restricting the Company's ability to offer features requested by customers; whether the Company has successful reference installations to show customers, especially for papermaking and mining equipment; customers perceptions of the health and stability of the Company as compared to its competitors; the availability of manufacturing capacity at the Company's factories; and whether the Company can offer the complete package of products and services sought by its customers.

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


 Item 2. Properties

     As of October 31, 1996, the following principal properties were owned, except as indicated. All of these plants are generally suitable for operations.

     Harnischfeger Industries owns a 94,000 square foot office building in St. Francis, Wisconsin, which is used as its worldwide corporate headquarters.

                  MINING EQUIPMENT LOCATIONS


                          Floor Space  Land Area
   Plant and Location     (Sq. Ft.)    (Acres)      Principal Operations
------------------------- -----------  --------- -------------------------
Milwaukee, Wisconsin.....  1,067,000    46        Electric mining shovels,
                                                  hydraulic mining
                                                  excavators, electric and
                                                  diesel-electric draglines
                                                  and large rotary blasthole
                                                  drills. Crane welding.

Milwaukee, Wisconsin.....    180,000    13        Electrical products, heavy
                                                  duty overhead and portal
                                                  crane components and
                                                  service parts warehouse.
                                                  Crane assembly.

Franklin, Pennsylvania...    714,640    63        Underground coal mining
                                                  machinery, components and
                                                  parts.

Warrendale, Pennsylvania.     82,750    13        Underground coal mining
                                                  parts and service.

Reno, Pennsylvania.......    121,400    22        Components and parts for
                                                  mining machinery.

Brookpark, Ohio..........     85,000     4        Components and parts for
                                                  mining machinery.
Solon, Ohio..............     96,800    14        Components and parts for
                                                  mining machinery.

Abingdon, Virginia.......     63,400    22        Underground coal mining
                                                  machinery and components.
Bluefield, Virginia......    102,160    15
Duffield, Virginia.......     72,000    11
Homer City, Pennsylvania.     79,500    10        Mining machinery rebuild,
Meadowlands, Pennsylvania    118,316    13        service and parts sales.
Mt. Vernon, Illinois.....    107,130    12
Price, Utah..............     44,200     6

New Philadelphia, Ohio...    277,600    17        Axial vane, and centrifugal
                                                  fans, components and parts.
Bassendean, Australia....     75,500     5        Components and parts for
                                                  mining shovels.

Mt. Thorley, Australia...     20,000     6        Components and parts for
                                                  mining shovels.
Kurri Kurri,
  Australia..............     61,000     7        Mining machinery rebuild,
                                                  service and parts sales.
Litigow, Australia.......      9,000     2        Parts sales for mining
                                                  machinery parts sales.
Wollongong, Australia....     54,000     3        Rebuild service center
Moss Vale, Australia.....    107,000    18        Underground coal mining
                                                  machinery, components and
                                                  parts.
Rockhampton, Australia...      8,000     3        Sales
Johannesburg, So.
  Africa.................     44,000(1)  1        Electrical products and
                                                  components for mining
                                                  shovels.
Steeledale, South Africa.    557,400    15        Underground coal mining
                                                  machinery, components and
                                                  parts.
Wadeville, South Africa      154,000    34        Coal mining machinery,
                                                  assembly and service.
Belo Horizonte, Brazil...     37,700     1        Components and parts for
                                                  mining shovels.

Pinxton, U.K.............     76,000    10        Fabrication.

Wigan, U.K...............    337,000    27        Mining machinery, components
                                                  and parts.
Worcester, U.K...........    100,000     9        Mining machinery, components
                                                  and parts.
Bestwood, U.K............    190,000    16        Service and rebuilds.
-------------------------
(1) Under a lease expiring in 2005.


     The mining equipment segment operates warehouses in Casper and Green River, Wyoming; Hibbing, Minnesota;
Charleston and Pineville, West Virginia; Milwaukee,
Wisconsin; Phoenix, Arizona; Elco, Nevada; Birmingham,
Alabama; Carlsbad, New Mexico; Norton, Virginia; Lovely and
Henderson, Kentucky; Hinton, Sparwood, Cornwall and
Vancouver, Canada; Bayswater, Mt. Thorley, Gracemere,
Rockhampton, Emerald, Kurri Kurri, Litigow and Mackay,
Australia; Belo Horizonte, Brazil; Weiterstadt, Germany;
Johannesburg, Wadeville and Hendrina, South Africa;
Stobswood and Bestwood, United Kingdom and Puerto Ordaz,
Venezuela. The warehouses in Casper, Hibbing, Milwaukee,
Mt. Thorley, Belo Horizonte and Johannesburg are owned; the others are leased. In addition, the segment leases sales offices throughout the United States and in principal locations in other countries.

             PULP AND PAPERMAKING MACHINERY LOCATIONS

                           Floor Space  Land Area
Plant and Location         (Sq. Ft.)    (Acres)    Principal Operations
-------------------------- -----------  ---------  ------------------------
Beloit, Wisconsin.........  928,000       40       Papermaking machinery and
                                                   finished product processing equipment.

Beloit, Wisconsin.........  230,000       15       Castings, pattern shop.

Waukesha, Wisconsin.......   57,000       10       Castings, pattern shop and
                                                   finished product processing.

Waukesha, Wisconsin.......   76,000(1)    13       Refiner plate machining,
                                                   finished product processing
                                                   and warehousing.

Rockton, Illinois.........  469,000      203       Papermaking machinery,
                                                   finished product processing
                                                   equipment and R&D center.

South Beloit, Illinois....  163,000       11       Castings.

Dalton, Massachusetts.....  277,000       55       Stock and pulp preparation
                                                   equipment and specialized
                                                   processing systems.

Lenox, Massachusetts......  127,000       19       Winders.
Pittsfield,
  Massachusetts...........   36,000       30       Research and development
                                                   facility and pilot plant
                                                   for process simulation.
Aiken, South Carolina.....  127,000       17
Columbus, Mississippi.....  133,000       22       Rubber and polymeric covers
Federal Way, Washington...   55,000        3       for rolls; rubber blankets;
Neenah, Wisconsin.........   77,000       10       rubber linings and metal
Clarks Summit, PA.........   99,800       10       roll repairs.
Renfrew, Canada...........  145,000       22

Hattiesburg, Mississippi..  100,000       15       Component parts and repair
                                                   of stock and pulp
                                                   preparation equipment,
                                                   papermaking machinery and
                                                   finished product processing
                                                   equipment.
Kalamazoo, Michigan.......   23,500        1       Filled rolls for
                                                   supercalenders and
                                                   specialty rolls.

Portland, Oregon..........   41,000        5       Bulk materials handling
                                                   and drying systems.

Rochester, New Hampshire..   15,650        5       Specialty services provided
                                                   principally to the paper
                                                   industry.

Nashua, New Hampshire.....  425,000       63       Stock and pulp preparation
                                                   equipment and specialized
                                                   processing systems.
Pensacola, Florida........    7,250        2       Specialty services provided
                                                   principally to the paper
                                                   industry.

Sandusky, Ohio............  254,000       13       Centrifugal castings.
Glenrothes, U. K..........   56,000        8       Centrifugal castings.
Sherbrooke, Quebec, Canada  337,000       26       Stock and pulp preparation
                                                   equipment and specialized
                                                   processing systems.
Campinas, Brazil..........  202,000       33       Papermaking machinery and
                                                   finished product processing
                                                   equipment; stock and pulp
                                                   preparation equipment;
                                                   woodyard and pulp plant
                                                   equipment.

Bolton, U.K...............  465,400       73       Papermaking machinery and
                                                   finished product processing
                                                   equipment; stock and pulp
                                                   preparation equipment.

Pinerolo, Italy...........  517,400       18       Papermaking machinery and
                                                   finished product processing
                                                   equipment; stock and pulp
                                                   preparation equipment.

Jelenia Gora, Poland......  522,000       40       Papermaking machinery and
                                                   finished product processing
                                                   equipment; stock and
                                                   pulp preparation equipment.

Swiecie, Poland...........   37,000 (2)    4       Components and parts for
                                                   papermaking machinery
                                                   equipment.

Cernay, France............   35,200       15       Roll-covering service.
-------------------------
(1) Under a lease expiring in 2007.
(2) Under a lease expiring in 2019.


     The Pulp and Papermaking Machinery business has warehouse space at the above facilities and in addition maintains leased facilities in Memphis, Tennessee; Swiecie, Poland; and Montreal, Canada. Sales offices are also maintained at various locations throughout the world.

            P&H MATERIAL HANDLING LOCATIONS


                          Floor Space     Land Area
Plant and Location        (Sq. Ft.)       (Acres)      Principal Operations
-----------------------   -----------     ---------    ---------------------
Windsor, Wisconsin.....    55,000 (1)        5         Remanufacture of
                                                       overhead cranes,
                                                       hoists and material
                                                       handling equipment.

Oak Creek, Wisconsin..... 277,000           36         Engineered and standard
                                                       overhead cranes, hoists
                                                       and material handling
                                                       equipment.

Loughborough, UK......... 420,000           36         Engineered and standard
                                                       overhead cranes, hoists,
                                                       controls and material
                                                       handling equipment.

Johannesburg, So. Africa  124,000            7         Engineered and standard
                                                       overhead cranes, hoists
                                                       and material handling
                                                       equipment.

Mexico City, Mexico......  65,000            3         Engineered and standard
                                                       overhead cranes, hoists
                                                       and material handling
                                                       equipment.

Birmingham, Alabama......  36,500            3         Standard overhead cranes
                                                       and service.

Simpsonville, S. Carolina  40,400 (2)        6         Standard overhead cranes
                                                       and service.

Mississauga, Canada......  17,600 (3)        1         Manufacture of brakes.

Edmonton, Canada.........  32,300            3         Standard overhead cranes
                                                       and service.
Singapore, Singapore.....  21,200 (4)        1         Standard overhead cranes
                                                       and hoist distribution.

(1) Under a lease expiring in 2002
(2) Under a lease expiring in 1999
(3) Under a lease expiring in 2000
(4) Under a lease expiring in 2024


   The material handling division has leased facilities for its company owned Material Handling Centers in San
Leandro, California; Reno, Nevada; Dallas and Houston,
Texas; New Orleans, Louisiana; Chicago, Illinois; Detroit and Grand Rapids, Michigan; Pittsburgh, Pennsylvania;
Cleveland, Ohio; Denver, Colorado; Waukesha, Wisconsin;
Lynwood, Washington; Phoenix, Arizona; and Richmond,
Calgary and Saskatoon, Canada. In addition, the division leases sales offices throughout the United States and in principal locations in other countries. It also has approximately 18 leased locations for service operations in the United Kingdom, Mexico and South Africa.

     Information relating to lease commitments is presented in Note 11 to the Financial Statements incorporated herein by reference.

Item 3. Legal Proceedings

     The Company is party to litigation matters and claims, which are normal in the course of its operations. Also, as a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. In the case of Beloit Corporation, certain claims are currently pending in connection with its contractual undertakings. While the outcome of such litigation and claims cannot be predicted with certainty and favorable or unfavorable judgements or resolutions may affect income on a quarter-to-quarter basis, management believes that such matters will not have a materially adverse effect on the Company's consolidated financial position or annual results of operations.

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



Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

Executive Officers of the Registrant

     The following table sets forth, through the date of filing this 10-K report, the executive officers of Harnischfeger Industries, their ages, their offices with Harnischfeger Industries and the period during which they have held such offices.





            Name              Age    Current Office and Principle Occupation
----------------------------  ---    -------------------------------------
Jeffery T. Grade............  53    Chairman of the Board and Chief Executive
                                    Officer since 1993; Chief Executive
                                    Officer since 1992; President and Chief
                                    Operating Officer from 1986 to 1995;
                                    Director since 1983; Senior Vice
                                    President, Finance and Administration
                                    and Chief Financial Officer from 1983
                                    to 1986.

Number of Years as an Officer       14

John Nils Hanson............  54    President and Chief Operating Officer
                                    since July 1, 1995;  President and Chief
                                    Executive Officer of Joy Mining Machinery
                                    1990 to July 1995. Director since 1996.

Number of Years as an Officer       1

Francis M. Corby, Jr........  52    Executive Vice President for Finance and
                                    Administration since December 1994;
                                    Senior Vice President, Finance and
                                    Chief Financial Officer from 1986 to
                                    December 1994. Director since 1996.

Number of Years as an Officer      11

K. Thor Lundgren............  49    Executive Vice President for Law and
                                    Government Affairs since December 1994;
                                    Senior Vice President and General
                                    Counsel from 1991 to December 1994.

Number of Years as an Officer       5



     Mr. Lundgren joined the Company in September 1991.
Prior to joining the Company, Mr. Lundgren was a partner with the law firm of Michael, Best & Friedrich.

     The business address of each such person is 3600
South Lake Drive, St. Francis, Wisconsin 53235-3716. All officers listed above are citizens of the United States of America. Officers are elected annually but may be removed at any time at the discretion of the Board of Directors.
There are no family relationships between the foregoing officers.




                         PART II

     The information required by Items 6 through 8 is incorporated herein by reference from the 1996 Annual
Report to Shareholders.







 Form 10-K
Item Number
-----------
Item 5.        Market for the Registrant's Common Stock and Related
               Stockholder Matters (filed in this report on Form 10-K)

Item 6. Selected Financial Data for the Registrant for Each of the Last Five Fiscal Years

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Item 8.        Financial Statements and Supplementary Data

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure: None



                       PART III

     All information required by Items 10 through 13 of
Part III, with the exception of information on the Executive Officers which appears in Part I of this report, is incorporated by reference from the Company's Proxy
Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.


                      PART IV


      The information required by item 14 is incorporated by reference herein from the 1996 Annual Report to Shareholders.


Item 14. Exhibits, Financial Statement Schedules and
Reports on Form 8-K.

(a)   The following documents are filed as part of this
report:
      (1) Financial Statements*
      Consolidated Statement of Income for the years ended
        October 31, 1996, 1995 and 1994
      Consolidated Balance Sheet at October 31, 1996 and
        1995
      Consolidated Statement of Cash Flow for the years
        ended October 31, 1996, 1995 and 1994
      Consolidated Statement of Shareholders' Equity for the years ended October 31, 1996, 1995 and 1994
      Notes to Consolidated Financial Statements
      Report of Independent Accountants

* Incorporated by reference from the 1996 Annual Report to Shareholders

 (2) Financial Statement Schedule
      Report of Independent Accountants on Financial
 Statement Schedule...............................
   For the Years Ended October 31, 1996, 1995 and 1994:
      II. Valuation and Qualifying Accounts...............

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

      (3) Exhibits


           Exhibit
           Number                        Exhibit
           -------  ---------------------------------------------------
           3(a)   Certificate of Incorporation of Harnischfeger Industries,
                  Inc. (incorporated by reference to Exhibit 3(a) of the
                  Registration Statement on Form S-4, File No. 33-8821).
            (b)   Bylaws of Harnischfeger Industries, Inc., as amended on
             December 9, 1996.
            (c)   Certificate of Designations of Preferred Stock, Series D
                  (incorporated by reference to Exhibit 28.1(b) to
                  Registrant's Current Report on Form 8-K dated
                  March 25, 1992).
            (d)   Amendment to Certificate of Incorporation of Harnischfeger
                  Industries, Inc. dated November 29, 1994(incorporated by
                  reference to Exhibit 4.1(c) to Registration Statement on
                  Form S-8, File No. 33-57209).
           4(a)   9.1% Series A Senior Note Agreement dated as of
                  September 15, 1989 (incorporated by reference to Exhibit
                  4(b) to Report of Harnischfeger Industries, Inc. on
                  Form 10-K for the year ended October 31, 1991,
                  File No.1-9299).
            (b)   9.1% Series B Senior Note Agreement dated as of
                  October 15, 1989 (incorporated by reference to
                  Exhibit 4(c) to Report of Harnischfeger Industries, Inc.
                  on Form 10-K for the year ended October 31, 1991, File No.
                  1-9299).
            (c)   8.95% Series C Senior Note Agreement dated as of
                  February 15, 1991 (incorporated by reference to
                  Exhibit 4(d) to Report of Harnischfeger Industries, Inc.
                  on Form 10-K for the year ended October 31, 1991, File No.
                  1-9299).
            (d)   8.9% Series D Senior Note Agreement dated as of
                  October 1, 1991 (incorporated by reference to
                  Exhibit 4(e) to Report of Harnischfeger Industries, Inc.
                  on Form 10-K for the year ended October 31, 1991, File No.
                  1-9299).
            (e)   Indenture for Debentures issued March 3, 1992 between
                  Harnischfeger Industries, Inc. and Continental Bank,
                  National Association, Trustee, dated March 1, 1992
                  (incorporated by reference to Exhibit 4(f) to Report of
                  Harnischfeger Industries, Inc. on Form 10-K for the year
                  ended October 31, 1992, File No. 1-9299).
            (f)   First Supplemental Indenture for Debentures issued
                  June 22, 1992 between Harnischfeger Industries, Inc.
                  and Continental Bank, National Association,
                  Trustee, dated June 12, 1992 (incorporated by reference
                  to Exhibit 4(g) to Report of Harnischfeger Industries, Inc.
                  on Form 10-K for the year ended October 31, 1992,
                  File No. 1-9299).
            (g)   Registration Statement filed on Form S-3, for issuance
                  of Debt Securities of up to $150,000,000 dated
                  August 22, 1992, File No. 33-51436 (incorporated by
                  reference to Exhibit 4(h) to Report of Harnischfeger
                  Industries, Inc. on Form 10-K for the year ended
                  October 31, 1992, File No. 1-9299).
            (h)   Registration Statement filed on Form S-3, for issuance
                  of Debt Securities of up to $200,000,000 dated
                  April 10, 1996, File No. 333-2401.
            (i)   Rights Agreement dated as of February 8, 1989 between
                  the Registrant and the First National Bank of Boston,
                  as Rights Agent, which includes as Exhibit A
                  the Certificate of Designations of Preferred Stock,
                  Series D, setting forth the terms of the Preferred Stock,
                  Series D; as Exhibit B the Form of Rights Certificate;
                  and as Exhibit C the Summary of Rights to Purchase
                  Preferred Stock, Series D (Incorporated by reference to
                  Exhibit 1 to Registrant's Registration Statement on
                  Form 8-A filed on February 9, 1989).
            (j)   Harnischfeger Industries, Inc. Stock Employee Compensation
                  Trust Agreement effective as of March 23, 1993
                  (incorporated by reference to Exhibit 4(k) to Report
                  of Harnischfeger Industries, Inc. on Form 10-K for the
                  year ended October 31, 1993, File No.1-9299).*
         (k)      Amendment One to Harnischfeger Industries, Inc. Stock
                  Employee Compensation Trust Agreement dated
                  January 1, 1994.(incorporated by reference to Exhibit
                  4(j) to Report of Harnischfeger Industries, Inc. on Form
                  10-K for the year ended October 31, 1995, File No. 1-9299).*
         (l) Amendment Two to Harnischfeger Industries, Inc. Stock
             Employee Compensation Trust Agreement dated May 6, 1995.*
         (m) $240,000,000 Amended and Restated Credit Agreement
             dated as of November 25, 1994 among Harnischfeger
             Industries Inc. as borrower and financial institutions
             from time to time thereto as lenders, the First National
             Bank of Chicago and Royal Bank of Canada, as co-agents
             and Chemical Bank as Agent (incorporated by reference to
             Exhibit 4(k) to Report of Harnischfeger Industries, Inc.
             on Form 10-K for the year ended October 31, 1994,
             File No.1-9299).
            (n)   Form of Indenture, dated as of September 1, 1993, for
             Joy Technologies Inc.'s 10 1/4% Senior Notes due 2002
             (incorporated by reference to Exhibit 4.1 to Joy
             Technologies Inc.'s Report on Form 10-Q for the quarter
             ended August 27, 1993, filed October 7, 1993).
        9(a) Amendment No. 1 to Form of Indenture for Joy Technolgies
             Inc.'s 10 1/4% Senior Notes due 2002.
         (b) Amendment No. 2 to Form of Indenture for Joy
             Technologies Inc.'s 10 1/4% Senior Note due 2002.
       10(a)      Harnischfeger Industries, Inc. 1988 Incentive Stock Plan,
             as amended on March 6, 1995 incorporated by reference
             to Exhibit 10(a) to Report of Harnischfeger Industries,
             Inc. on Form 10-K for the year ended October 31, 1995,
             File No. 01-9299).*
            (b)   Harnischfeger Industries, Inc. Stock Incentive Plan
             as amended as of October 14, 1996*
            (c)   Harnischfeger Industries, Inc. Executive Incentive Plan,
             as amended as of October 14, 1996.*
            (d)   Harnischfeger Industries, Inc. Executive Incentive Plan,
             as amended as of October 14, 1996.*
            (e)   Harnischfeger Industries, Inc. Supplemental Retirement
             and Stock Funding Plan, as amended as of October 14, 1996.*
            (f)   Directors Stock Compensation Plan,as amended as of
             October 14, 1996.*
            (g)   Service Compensation Agreement for Directors effective
             as of June 1, 1992 (incorporated by reference to
             Exhibit 10(g) to Report of Harnischfeger
                  Industries, Inc. on Form 10-K for the year ended
             October 31, 1992, File No. 1-9299).*
            (h)   Joy Technologies Inc. 1991 Stock Option and Equity
             Incentive Plan dated  November 12, 1991 (incorporated
             by reference to Exhibit 99-1999.1 to Registration
             Statement on For S-8, File No. 33-57209).*
         (i)      Amendment to Joy Technologies Inc. 1991 Stock Option
             and Equity Incentive Plan dated November 29, 1994
             (incorporated by reference to Exhibit 99-1999.2  to
             Registration Statement on Form S-8, File No. 33-57209).*
         (j) Harnischfeger Industries Deferred Compensation Trust as
             amended and restated as of October 9, 1995 (incorporated
             by reference to exhibit 10 to Report of Harnischfeger
             Industries, Inc. on Form 10-Q for the quarter ended
             January 31, 1995, File No. 01-9299).*
         (k) Amendment No. 1 to Harnischfeger Industries Deferred
             Compensation Trust as amended and restated as of
             October 9, 1995.*

       11    Statement Re Computation of Earnings Per Share.

          13 1996 Annual Report to Shareholders

          21      Subsidiaries of the Registrant.

          23(a)   Consent of Price Waterhouse LLP
          23(b)   Consent of Arthur Andersen LLP

          24      Powers of Attorney.

          27 Financial Data Schedule

-------------------------------------------
  * Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K

   NONE

        REPORT OF INDEPENDENT ACCOUNTANTS ON
            FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Harnischfeger Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated November 21, 1996 appearing in the 1996 Annual Report to Shareholders of Harnischfeger
Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual
Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this
Form 10-K.  In our opinion, this Financial Statement
Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
November 21, 1996
                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St.
Francis, Wisconsin, on the 28th day of January 1997.

                          HARNISCHFEGER INDUSTRIES, INC.
                                  (Registrant)

                           /s/FRANCIS M. CORBY, JR.
                            Francis M. Corby, Jr.
                         Executive Vice President for
                          Finance and Administration


     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 28, 1997.

         Signature                                        Title
--------------------------------       -------------------------------------
           /s/JEFFERY T. GRADE         Chairman and Chief Executive Officer
         -------------------------
             Jeffery T. Grade
           /s/JOHN NILS HANSON         Director and President and Chief
   ------------------------         Operating Officer
        John Nils Hanson

        /s/FRANCIS M. CORBY, JR.       Director and Executive Vice President
      -------------------------        for Finance and Administration
       Francis M. Corby, Jr.
           /s/JAMES C. BENJAMIN        Vice President and Controller
      -------------------------
            James C. Benjamin
                   (1)                             Director
      -------------------------
        Donna M. Alvarado
                   (1)                             Director
      -------------------------
            Larry D. Brady
                   (1)                             Director
      -------------------------
            John D. Correnti
                   (1)                             Director
      -------------------------
             Harry L. Davis
                   (1)                             Director
      -------------------------
            Robert M. Gerrity
                   (1)                             Director
      -------------------------
            Robert B. Hoffman
                   (1)                             Director
      -------------------------
            Ralph C. Joynes
                   (1)                             Director
      -------------------------
          Herbert V. Kohler, Jr.
                   (1)                             Director
      -------------------------
       Jean-Pierre Labruyere
                   (1)                             Director
      -------------------------
        Robert F. Schnoes
                   (1)                             Director
      -------------------------
        Donald Taylor


-------------------------
(1) Jeffery T. Grade, by signing his name hereto, does
hereby sign and execute this report on behalf of each of
the above-named Directors of Harnischfeger Industries, Inc.
pursuant to powers of attorney executed by each of such
Directors and filed with the Securities and Exchange
Commission as an exhibit to this report.


 January 28, 1997
By:     /s/JEFFERY T. GRADE
    -----------------------
           Jeffery T. Grade,
           Attorney-in-fact

                                                          Item 5

MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

THE ANNUAL MEETING

The annual meeting of the shareholders of Harnischfeger
Industries, Inc. will be held at Milwaukee's Wyndham Hotel,
139 E. Kilbourn Ave., on Tuesday, April 15, 1997 at 10:00 a.m.

ANNUAL REPORT ON FORM 10-K

Copies of the annual report on Form 10-K, filed with the Securities and Exchange Commission, will be available to shareholders after February 15, 1997 without charge on request to:

   Shareholder Services
   Harnischfeger Industries, Inc.
   P.O. Box 554
   Milwaukee, WI  53201-0554
   Telephone: (414)486-6480

TRANSFER AGENT AND REGISTRAR

Bank of Boston
c/o Boston EquiServe
Mail Stop 45-02-64
P.O. Box 644
Boston, MA  02102-0644
Telephone:(617)575-3400

MARKET AND OWNERSHIP OF COMMON STOCK

The principal market for the Company's Common Stock is the New York Stock Exchange, where its trading symbol is HPH.
As of October 31, 1996, the approximate number of holders of record of the Company's Common Stock was 2,000. In addition, there were an estimated 10,000 beneficial owners of shares held of record by brokers and fiduciaries.

CORPORATE HEADQUARTERS

3600 South Lake Drive
St. Francis, WI  53235-3716

MAILING ADDRESS

P.O. Box 554
Milwaukee, WI  53201-0554

SHAREHOLDER SERVICES

Annual Report Requests and General Information:
(414)486-6626

FINANCIAL INFORMATION

To obtain fax copies of recent financial press releases and quarterly statements on request, please call 1-800-758-5804 and use access code 396450 at the prompt.

Our press releases are available on the World Wide Web at http://www.prnewswire.com. Click on Company News On Call to find Harnischfeger.



                               HARNISCHFEGER INDUSTRIES, INC.

                                  SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS
                              (Thousands of Dollars)





                                      Balance at    Additions
                                       Beginning       by
        Classification                  of Year    Acquisition
------------------------------         ----------   -----------
Allowances Deducted in Balance Sheet
  from Accounts Receivable:

For the year ended October 31, 1996
   Doubtful accounts                     $ 7,604       $ 2,240
                                           ------        ------
                                         $ 7,604       $ 2,240
                                          =======       =======
For the year ended October 31, 1995
   Doubtful accounts                     $ 7,230       $   495
                                          ------        -------
                                         $ 7,230       $   495
                                           ======        ======

For the year ended October 31, 1994
   Doubtful accounts                     $ 9,795       $   532
   Possible Contract Losses                2,687             -
                                          -------       -------
                                         $12,482       $   532
                                          ======        =======

(1) Represents write-off of bad debts, net of recoveries.

                                HARNISCHFEGER INDUSTRIES, INC.

                                  SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS
                              (Thousands of Dollars)




                                       Additions
                                         Charged
        Classification                to Expense    Deductions(1)
------------------------------        ----------  -----------
Allowances Deducted in Balance Sheet
  from Accounts Receivable:

For the year ended October 31, 1996
   Doubtful accounts                     $ 4,278      $ (4,381)
                                          ------       --------
                                         $ 4,278      $ (4,381)
                                         =======       =======
For the year ended October 31, 1995
   Doubtful accounts                     $ 1,483      $ (1,514)
                                         ------       ----------
                                         $ 1,483      $(1,514)
                                         =======       =========

For the year ended October 31, 1994
   Doubtful accounts                     $ 1,458       $(4,817)
   Possible Contract Losses                   -              -
                                          -------       -------
                                         $ 1,458       $ (4,817)
                                         =======      =========


(1) Represents write-off of bad debts, net of recoveries.

                                HARNISCHFEGER INDUSTRIES, INC.

                                  SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS
                              (Thousands of Dollars)



                               Transactions
                                       Currency     of           Balance
                                     Translation  Discontinued  at End
        Classification                 Effects     Operations    of Year
------------------------------        ----------  -----------  ----------
Allowances Deducted in Balance Sheet
  from Accounts Receivable:

For the year ended October 31, 1996
   Doubtful accounts                     $(1,117)    $   (12)     $ 8,612
                                          ------     -------      -------
                                         $(1,117)    $   (12)     $ 8,612
                                         =======     =======      =======
For the year ended October 31, 1995
   Doubtful accounts                     $   (26)    $   (64)     $ 7,604
                                        ------       ------      -------
                                         $   (26)    $   (64)     $ 7,604
                                          ======     =======      =======

For the year ended October 31, 1994
   Doubtful accounts                     $   262     $     -      $ 7,230
   Possible Contract Losses                           (2,687)           -
                                          -------     -------      -------
                                         $   262     $ (2,687)    $ 7,230
                                         ======       ========    =======


(1) Represents write-off of bad debts, net of recoveries.

Allowance Deducted in Balance Sheet from Deferred Tax Assets:
                                          Balance at     Additions    Balance
                                          Beginning      Charged      at end
                                            of Year          to
                                                          Expense     of Year
                                         ----------      ---------- --------
For the year ended October 31, 1996      $ 18,256        $ 26,712   $ 44,968
                                         ==========      ==========  ========
For the year ended October 31, 1995      $ 14,206        $  4,050   $ 18,256
                                         ==========      ==========  ========
For the year ended October 31, 1994      $ 12,421        $  1,785   $ 14,206
                                         ==========      ==========  ========

                       EXHIBIT 9(a)
                  AMENDMENT No. 1
                         to
      INDENTURE dated as of September 1, 1993,
                      between
               JOY TECHNOLOGIES INC.
                         and
           BANK OF MONTREAL TRUST COMPANY

   THIS AMENDMENT No. 1 to the Joy Technologies Inc.
("JTI") 10 1/4% Senior Notes Due 2003 Indenture dated as of
September 1, 1993 (the "Indenture") is adopted by JTI, Bank of Montreal Trust Company as Trustee ("Trustee") and
Harnischfeger Industries, Inc. ("HII") on ____  __, 1996.
Capitalized terms not defined in this Amendment No. 1 shall have the meanings given them in the Indenture.

   WHEREAS, as of September 1, 1993, JTI and the Trustee became parties to the Indenture; and

   WHEREAS, on November 29, 1994, HII acquired JTI through a stock-for-stock merger; and

   WHEREAS, the parties hereto deem it desirable to amend the Indenture to modify the reporting requirements of
Section 4.02 of the Indenture and, in connection with such modification, to provide for the guarantee by HII of obligations of JTI under the Indenture.

   NOW, THEREFORE, effective upon the written consent to this amendment by the Holders (as defined in the Indenture) of at least a majority in principal amount of the Securities (as defined in the Indenture), and by virtue and in exercise of the power reserved to JTI and the Trustee by
Article 9 of the Indenture, the Indenture be and hereby is amended in the following particulars:

   I.   The form of HII guarantee attached hereto as
        Attachment A is hereby appended to the
        Indenture as
        ------------
        Attachment A; and
        ------------
   II.  Section 4.02 SEC Reports. of the Indenture is
                      -----------
        amended and restated as follows:

                  SECTION 4.02  SEC Reports.
                                      ------------
  Notwithstanding that the Company may not be required to
remain subject to the reporting requirements of Section 13
or 15(d) of the Exchange Act, the Company shall file with
the SEC and provide the Trustee and Securityholders with
such annual reports and such information, documents and
other reports which are specified in Sections 13 and 15(d)
of the Exchange Act.  The Company also shall comply with
the other provisions of TIA Section 314(a).
Notwithstanding the
--------------------
foregoing, at any time the guarantee attached hereto as
Attachment A is in effect, the filing and reporting
------------
requirements of the first sentence of this Section 4.02 may
be satisfied by the Guarantor (as defined in Attachment A)
                                             ------------
filing with the SEC and providing the Trustee and the
Securityholders such annual reports and information,
documents and other reports of the Guarantor which are
specified in Sections 13 and 15(d) of the Exchange Act.

   Subsequent to the Guaranty becoming effective, Trustee shall notify Securityholders of the effectiveness of the Guaranty and shall endorse or imprint a notice of the Guaranty on certificates representing the Notes authenticated thereafter upon transfer or exchange in accordance with Section 9.05 of the Indenture.
   IN WITNESS WHEREOF, the parties have caused this AMENDMENT No. 1 to be duly executed as of the date first written above.


HARNISCHFEGER INDUSTRIES, INC.,

by
______________________________
Title:


BANK OF MONTREAL TRUST COMPANY, as Trustee

by
______________________________
Title:


JOY TECHNOLOGIES INC.,

by
______________________________
Title:


                                 EXHIBIT 9(b)
                 AMENDMENT No. 2 to
INDENTURE dated as of September 1, 1993, relating
to  JOY TECHNOLOGIES INC. 10 1/4% Senior Notes Due
2003

   THIS AMENDMENT No. 2 to the Joy Technologies
Inc. ("JTI") 10 1/4% Senior Notes Due 2003
Indenture dated as of September 1, 1993 (the
"Indenture") is adopted by JTI and First Trust of Illinois, National Association, as successor trustee ("Trustee") and Harnischfeger Industries,
Inc. ("HII").

   WHEREAS, the parties deem it desirable to
amend the Indenture by appending thereto the
Harnischfeger Industries, Inc.guarantee ("HII
Guarantee") attached hereto as Attachment A.
                             -----------
   NOW, THEREFORE, effective upon the execution
by JTI, HII and Trustee, the Indenture is amended
by appending the HII Guarantee thereto as
Attachment A.
------------
   Upon execution of this Amendment No. 2, JTI
shall notify Securityholders of its effectiveness
and shall endorse or imprint a notice of the HII
Guaranty on certificates representing the Notes
authenticated thereafter upon transfer or exchange
in accordance with Section 9.05 of the Indenture.

   IN WITNESS WHEREOF, the parties have caused this AMENDMENT No. 2 to be duly executed.


FIRST TRUST OF ILLINOIS, NATIONAL ASSOCIATION, as
Trustee

by: _____________________________
Title:
Date:


JOY TECHNOLOGIES INC.,

by: ______________________________
Title:
Date:

HARNISCHFEGER INDUSTRIES, INC.

by: ______________________________
Title:
Date:

                            EXHIBIT 10(b)
THE HARNISCHFEGER INDUSTRIES, INC. STOCK INCENTIVE PLAN

   Section 1.  Purpose; Definitions

   The purpose of the Plan is to give the Corporation and its Affiliates a competitive advantage in attracting, retaining and motivating officers and employees and to provide the Corporation and its Affiliates with the ability to provide incentives more directly linked to the performance of the Corporation's businesses and increases in economic value and shareholder value. For purposes of the Plan, the following terms are defined as set forth below:

   (a)  "Affiliate" means:

        (i) a corporation at least fifty percent of the common stock or voting power of which is owned, directly or indirectly by the Corporation, and

        (ii) any other corporation or other entity controlled by the Corporation and designated by the Committee from time to time as such.

   (b)  "Award" means a Stock Appreciation Right, Stock
Option, Restricted Stock or Performance Unit.

   (c) "Award Cycle" shall mean a period of consecutive fiscal years or portions thereof designated by the Committee over which Performance Units are to be earned.

   (d) "Board" means the Board of Directors of the Corporation.

   (e)  "Cause" means:

        (i) willful and continued failure to
substantially perform the reasonably assigned duties with the Corporation which are consistent with the participant's position and, in the event of a Change in Control, those duties assigned prior to the Change in Control, other than any such failure resulting from incapacity due to physical or mental illness, or

        (ii) participant's willful engagement in illegal conduct which is materially and demonstratably injurious to the Corporation. For purposes of this definition, no act, or failure to act, on participant's part shall be considered "willful" unless done, or omitted to be done, in knowing bad faith and without reasonable belief that the action or omission was in, or not opposed to, the best interests of the Corporation. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Corporation shall be conclusively presumed to be done, or omitted to be done, in good faith and in the best interests of the Corporation.

   (f)  "Change in Control" and "Change in Control
Price" have the meanings set forth in Sections 10(b) and
(c), respectively.

   (g) "Code" means the Internal Revenue Code of l986, as amended from time to time, and any successor thereto.

   (h)  "Commission" means the Securities and Exchange
Commission or any successor agency.

   (i)  "Committee" means the Committee referred to in
Section 2.

   (j)  "Common Stock" means common stock, par value
$1.00 per share, of the Corporation.

   (k)  "Corporation" means Harnischfeger Industries,
Inc., a Delaware corporation.

   (l) "Covered Employee" shall mean a participant designated prior to the grant of shares of Restricted Stock or Performance Units by the Committee who is or may be a "covered employee" within the meaning of Section 162(m)(3) of the Code in the year in which Restricted Stock or Performance Units are taxable to such participant.

   (m)  "Disability" means permanent and total
disability as determined under procedures established by the Committee for purposes of the Plan.

   (n) "Disinterested Person" shall mean a member of the Board who qualifies as a Non-Employee Director as defined in Rule 16b-3(b)(3), as promulgated by the Commission under the Exchange Act, or any successor definition adopted by the Commission, and as an "outside director" for purposes of Section 162(m) of the Code.

   (o)  "Early Retirement" of an employee means
Termination of Employment with the Corporation or an Affiliate at a time when the employee is entitled to early retirement benefits pursuant to the early retirement provisions of the applicable pension plan of such employer.

   (p) "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time, and any successor thereto.

   (q) "Fair Market Value" means, except as provided in Sections 5(j) and 6(b)(ii)(2), as of any given date, the mean between the highest and lowest reported sales prices of the Common Stock on the New York Stock Exchange
Composite Tape or, if not listed on such exchange, on any other national securities exchange on which the Common
Stock is listed or on NASDAQ. If there is no regular public trading market for such Common Stock, the Fair Market Value of the Common Stock shall be determined by the Committee in good faith.

   (r) "Incentive Stock Option" means any Stock Option designated as, and qualified as, an "incentive stock option" within the meaning of Section 422 of the Code.

   (s)  "Non-Qualified Stock Option" means any Stock
Option that is not an Incentive Stock Option.

   (t) "Normal Retirement" of an employee means retirement from active employment with the Corporation or Affiliate at or after age 65.

   (u) "Performance Goals" means the performance goals established in writing by the Committee prior to the grant of Restricted Stock or Performance Units. Such Performance
Goals may comprise one or any combination of the following:
specified levels of economic value added, earnings per share from continuing operations, operating income, revenues, cash flow, retained earnings, return on assets, return on invested capital, return on sales, market share, equity growth, net worth growth, achieving strategic objectives, customer satisfaction, product quality, project milestones, shareholder return (measured in terms of stock price appreciation) and/or total shareholder return
(measured in terms of stock price appreciation and/or dividend growth), return on equity, and individual performance measures. Such Performance Goals also may be based upon the attainment of specified levels of performance of the Corporation or one or more Affiliates under one or more of the measures described above relative to the performance of other corporations. With respect to Covered Employees, all Performance Goals shall be objective performance goals satisfying the requirements for "performance-based compensation" within the meaning of
Section 162(m)(4) of the Code, and shall be set by the Committee within the time period prescribed by Section
162(m) of the Code and related regulations.

   (v) "Performance Unit" means an award made pursuant to Section 8.

   (w)  "Plan" means the Harnischfeger Industries, Inc.
Stock Incentive Plan, as set forth herein and as hereinafter amended from time to time.

   (x)  "Restricted Stock" means an award granted under
Section 7.

   (y)  "Retirement" means Normal or Early Retirement.

   (z) "Rule 16b-3" means Rule 16b-3, as promulgated by the Commission under Section 16(b) of the Exchange Act, as amended from time to time.

   (aa) "Stock Appreciation Right" means a right granted under Section 6.

   (bb)  "Stock Option" means an option granted under
Section 5.

   (cc)  "Termination of Employment"  means the
termination of the participant's employment with the
Corporation and any Affiliate.  A participant employed by
an Affiliate shall also be deemed to incur a Termination of
Employment if the Affiliate ceases to be an Affiliate and
the participant does not immediately thereafter become an
employee of the Corporation or another Affiliate.   In
addition, certain other terms used herein have definitions
given to them in the first place in which they are used.

   Section 2.  Administration.  The Plan shall be
administered by the Human Resources Committee of the Board or such other committee of the Board, as the Board may from time to time determine, composed solely of not less than two Disinterested Persons, each of whom shall be appointed by and serve at the pleasure of the Board. The Committee shall have full authority to grant Awards pursuant to the terms of the Plan to officers and employees of the Corporation and its Affiliates. Among other things, the Committee shall have the authority, subject to the terms of the Plan:

   (a) to select the officers and employees to whom Awards may from time to time be granted;

   (b)  to determine whether and to what extent
Incentive Stock Options, Non-Qualified Stock Options, Stock
Appreciation Rights, Restricted Stock and Performance Units or any combination thereof are to be granted hereunder;

   (c)  to determine the number of shares of Common
Stock to be covered by each Award granted hereunder;

   (d) to determine the terms and conditions of any Award granted hereunder (including, but not limited to, the option price (subject to Section 5(a)), any vesting condition, restriction or limitation (which may be related to the performance of the participant, the Corporation or any Affiliate) and any vesting acceleration or forfeiture waiver regarding any Award and the shares of Common Stock relating thereto, based on such factors as the Committee shall determine;

   (e) to modify, amend or adjust the terms and conditions of any Award, at any time or from time to time, including but not limited to Performance Goals; provided, however, that the Committee may not adjust upwards the amount payable to a designated Covered Employee with respect to a particular Award upon the satisfaction of applicable Performance Goals;

   (f) to determine to what extent and under what circumstances Common Stock and other amounts payable with respect to an Award shall be deferred; and

   (g)  to determine under what circumstances an Award
may be settled in cash or Common Stock under Sections 5(j)
and 8(b)(i).  The Committee shall have the authority to
adopt, alter and repeal such administrative rules,
guidelines and practices governing the Plan as it shall
from time to time deem advisable, to interpret the terms
and provisions of the Plan and any Award issued under the
Plan (and any agreement relating thereto) and to otherwise
supervise the administration of the Plan.  The Committee
may act only by a majority of its members then in office,
except that the members thereof may (i) delegate to an
officer of the Corporation the authority to make decisions
pursuant to paragraphs (c), (f), (g), (h) and (i) of
Section 5 (provided that no such delegation may be made
that would cause Awards or other transactions under the
Plan to cease to be exempt from Section 16(b) of the
Exchange Act) and (ii) authorize any one or more of their
number or any officer of the Corporation to execute and
deliver documents on behalf of the Committee.   Any
determination made by the Committee or pursuant to
delegated authority pursuant to the provisions of the Plan
with respect to any Award shall be made in the sole
discretion of the Committee or such delegate at the time of
the grant of the Award or, unless in contravention of any
express term of the Plan, at any time thereafter.  All
decisions made by the Committee or any appropriately
delegated officer pursuant to the provisions of the Plan
shall be final and binding on all persons, including the
Corporation and its Affiliates and Plan participants.

   Section 3.  Common Stock Subject to Plan; Other
Limitations.   The total number of shares of Common Stock
reserved and available for issuance under the Plan shall be
2,000,000, but no more than 250,000 shares of Common Stock
may be issued as Restricted Stock.  No participant may be
granted Awards covering in excess of 100,000 shares of
Common Stock in any one calendar year.  Shares subject to
an Award under the Plan may be authorized and unissued
shares or may be treasury shares.  No participant may be
granted Performance Units in any one calendar year payable
in cash in an amount that would exceed $1,000,000.  Subject
to Section 7(c)(iv), if any shares of Restricted Stock are
forfeited for which the participant did not receive any
benefits of ownership (as such phrase is construed by the
Commission or its staff), or if any Stock Option (and
related Stock Appreciation Right, if any) terminates
without being exercised, or if any Stock Appreciation Right
is exercised for cash, shares subject to such Awards shall
again be available for use in connection with Awards under
the Plan. In the event of any change in corporate
capitalization, such as a stock split, or a corporate
transaction, such as any merger, consolidation, separation,
including a spin-off, or other distribution of stock or
property of the Corporation, any reorganization (whether or
not such reorganization comes within the definition of such
term in Section 368 of the Code) or any partial or complete
liquidation of the Corporation, the Committee or Board may
make such substitution or adjustments in the aggregate
number and kind of shares reserved for issuance under the
Plan, in the number, kind and option price of shares
subject to outstanding Stock Options and Stock Appreciation
Rights, in the number and kind of shares subject to other
outstanding Awards granted under the Plan and/or such other
equitable substitution or adjustments as it may determine
to be appropriate in its sole discretion; provided,
however, that Awards previously made shall not be reduced
or eliminated and the number of shares subject to any Award
shall always be a whole number.  Such adjusted option price
shall also be used to determine the amount payable by the
Corporation upon the exercise of any Stock Appreciation
Right associated with a Stock Option.

   Section 4.  Eligibility.  Officers and salaried
employees of the Corporation and its Affiliates who are responsible for or contribute to the management, growth and profitability of the business of the Corporation and its Affiliates are eligible to be granted Awards under the Plan. No grant shall be made under this Plan to a director who is not an officer or a salaried employee of the Corporation or an Affiliate.

   Section 5.  Stock Options.  Stock Options may be
granted alone or in addition to other Awards granted under
the Plan and may be of two types: Incentive Stock Options
and Nonqualified Stock Options.  Any Stock Option granted
under the Plan shall be in such form as the Committee may
from time to time approve.  The Committee shall have the
authority to grant any optionee Incentive Stock Options,
Nonqualified Stock Options or both types of Stock Options
(in each case with or without Stock Appreciation Rights);
provided, however, that grants hereunder are subject to the
aggregate limit on grants to individual participants set
forth in Section 3.  Incentive Stock Options may be granted
only to employees of the Corporation and its subsidiaries
(within the meaning of Section 424(f) of the Code).  To the
extent that any Stock Option is not designated as an
Incentive Stock Option or even if so designated does not
qualify as an Incentive Stock Option, it shall constitute a
Nonqualified Stock Option.  Stock Options shall be
evidenced by option agreements, the terms and provisions of
which may differ.  An option agreement shall indicate on
its face whether it is intended to be an agreement for an
Incentive Stock Option or a Nonqualified Stock Option.  The
grant of a Stock Option shall occur on the date the
Committee by resolution selects an individual to be a
participant in any grant of a Stock Option, determines the
number of shares of Common Stock to be subject to such
Stock Option to be granted to such individual and specifies
the terms and provisions of the Stock Option.  The
Corporation shall notify a participant of any grant of a
Stock Option, and a written option agreement or agreements
shall be duly executed and delivered by the Corporation to
the participant.  Such agreement or agreements shall become
effective upon execution by the Corporation and the
participant.    Anything in the Plan to the contrary
notwithstanding, no term of the Plan relating to Incentive
Stock Options shall be interpreted, amended or altered nor
shall any discretion or authority granted under the Plan be
exercised so as to disqualify the Plan under Section 422 of
the Code or, without the consent of the optionee affected,
to disqualify any Incentive Stock Option under such Section
422.  Stock Options granted under the Plan shall be subject
to the following terms and conditions and shall contain
such additional terms and conditions as the Committee shall
deem desirable:

   (a) Option Price. The option price per share of Common Stock purchasable under a Stock Option shall be determined by the Committee and set forth in the option agreement, and shall not be less than the Fair Market Value of the Common Stock subject to the Stock Option on the date of grant.

   (b) Option Term. The term of each Stock Option shall be fixed by the Committee, but no Incentive Stock
Option shall be exercisable more than 10 years after the date the Stock Option is granted.

   (c) Exercisability. Except as otherwise provided herein, Stock Options shall be exercisable at such time or times and subject to such terms and conditions as shall be determined by the Committee. If the Committee provides that any Stock Option is exercisable only in installments, the Committee may at any time waive such installment exercise provisions, in whole or in part, based on such factors as the Committee may determine. In addition, the Committee may at any time accelerate the exercisability of any Stock Option.

   (d)  Method of Exercise.  Subject to the provisions
of this Section 5, Stock Options may be exercised, in whole
or in part, at any time during the option term by giving
written notice of exercise to the Corporation specifying
the number of shares of Common Stock subject to the Stock
Option to be purchased.  Such notice shall be accompanied
by payment in full of the purchase price by certified or
bank check or such other instrument as the Corporation may
accept.  If approved by the Committee, payment in full or
in part may also be made in the form of unrestricted Common
Stock already owned by the optionee of the same class as
the Common Stock subject to the Stock Option and, in the
case of the exercise of a Nonqualified Stock Option,
Restricted Stock subject to an Award hereunder which is of
the same class as the Common Stock subject to the Stock
Option (based, in each case, on the Fair Market Value of
the Common Stock on the date the Stock Option is
exercised); provided, however, that, in the case of an
Incentive Stock Option, the right to make a payment in the
form of already owned shares of Common Stock of the same
class as the Common Stock subject to the Stock Option may
be authorized only at the time the Stock Option is granted.
If payment of the option exercise price of a Nonqualified
Stock Option is made in whole or in part in the form of
Restricted Stock, the number of shares of Common Stock to
be received upon such exercise equal to the number of
shares of Restricted Stock used for payment of the option
exercise price shall be subject to the same forfeiture
restrictions to which such Restricted Stock was subject,
unless otherwise determined by the Committee.  In the
discretion of the Committee, payment for any shares subject
to a Stock Option may also be made by delivering a properly
executed exercise notice to the Corporation, together with
a copy of irrevocable instructions to a broker to deliver
promptly to the Corporation the amount of sale or loan
proceeds to pay the purchase price, and, if requested by
the Corporation, the amount of any federal, state, local or
foreign withholding taxes.  To facilitate the foregoing,
the Corporation may enter into agreements for coordinated
procedures with one or more brokerage firms.    In
addition, in the discretion of the Committee, payment for
any shares subject to a Stock Option may also be made by
instructing the Committee to withhold a number of such
shares having a Fair Market Value on the date of exercise
equal to the aggregate exercise price of such Stock Option.
No shares of Common Stock shall be issued until full
payment therefor has been made.  Subject to any forfeiture
restrictions that may apply if a Stock Option is exercised
using Restricted Stock, an optionee shall have all of the
rights of a shareholder of the Corporation holding the
class or series of Common Stock that is subject to such
Stock Option (including, if applicable, the right to vote
the shares and the right to receive dividends), when the
optionee has given written notice of exercise, has paid in
full for such shares and, if requested, has given the
representation described in Section 14(a).

   (e)  Nontransferability of Stock Options.  No Stock
Option shall be transferable by the optionee other than:

        (i) by will or by the laws of descent and distribution or

        (ii) in the case of a Nonqualified Stock
Option, pursuant to (a) a qualified domestic relations order (as defined in the Code or Title I of the Employee
Retirement Income Security Act of 1974, as amended, or the rules thereunder) or (b) a gift to such optionee's children, whether directly or indirectly or by means of a trust or partnership or otherwise, if expressly permitted under the applicable option agreement. All Stock Options shall be exercisable, during the optionee's lifetime, only by the optionee or by the guardian or legal representative of the optionee or, in the case of a Nonqualified Stock
Option, its alternative payee pursuant to a qualified domestic relations order or a gift permitted under the applicable option agreement, it being understood that the terms "holder" and "optionee" include the guardian and legal representative of the optionee named in the option agreement and any person to whom an option is transferred by will or the laws of descent and distribution or, in the case of a Nonqualified Stock Option, pursuant to a qualified domestic relations order or a gift permitted under the applicable option agreement.

   (f)  Termination by Death.  Unless otherwise
determined by the Committee, if an optionee's employment terminates by reason of death, any Stock Option held by such optionee may thereafter be exercised, to the extent then exercisable, or on such accelerated basis as the Committee may determine, for a period of one year (or such other period as the Committee may specify in the option agreement) from the date of such death or until the expiration of the stated term of such Stock Option, whichever period is the shorter.

   (g) Termination by Reason of Disability. Unless otherwise determined by the Committee, if an optionee's employment terminates by reason of Disability, any Stock
Option held by such optionee may thereafter be exercised by the optionee, to the extent it was exercisable at the time of termination, or on such accelerated basis as the Committee may determine, for a period of three years (or such shorter period as the Committee may specify in the option agreement) from the date of such termination of employment or until the expiration of the stated term of such Stock Option, whichever period is the shorter;
provided, however, that if the optionee dies within such three-year period (or such shorter period), any unexercised
Stock Option held by such optionee shall, notwithstanding the expiration of such three-year (or such shorter) period, continue to be exercisable to the extent to which it was exercisable at the time of death for a period of one year from the date of such death or until the expiration of the stated term of such Stock Option, whichever period is the shorter. In the event of termination of employment by reason of Disability, if an Incentive Stock Option is exercised after the expiration of the exercise periods that apply for purposes of Section 422 of the Code, such Stock
Option will thereafter be treated as a Nonqualified Stock
Option.

   (h) Termination by Reason of Retirement. Unless otherwise determined by the Committee, if an optionee's employment terminates by reason of Retirement, any Stock
Option held by such optionee may thereafter be exercised by the optionee, to the extent it was exercisable at the time of such Retirement, or on such accelerated basis as the Committee may determine, for a period of three years (or such shorter period as the Committee may specify in the option agreement) from the date of such termination of employment or until the expiration of the stated term of such Stock Option, whichever period is the shorter;
provided, however, that if the optionee dies within such three-year (or such shorter) period any unexercised Stock
Option held by such optionee shall, notwithstanding the expiration of such three-year (or such shorter) period, continue to be exercisable to the extent to which it was exercisable at the time of death for a period of one year from the date of such death or until the expiration of the stated term of such Stock Option, whichever period is the shorter. In the event of termination of employment by reason of Retirement, if an Incentive Stock Option is exercised after the expiration of the exercise periods that apply for purposes of Section 422 of the Code, such Stock
Option will thereafter be treated as a Nonqualified Stock
Option.

   (i) Other Termination. Unless otherwise determined by the Committee, if an optionee incurs a Termination of Employment for any reason other than death, Disability or Retirement, any Stock Option held by such optionee shall thereupon terminate, except that such Stock Option, to the extent then exercisable, or on such accelerated basis as the Committee may determine, may be exercised for the lesser of three months from the date of such Termination of Employment or the balance of such Stock Option's stated term if such Termination of Employment of the optionee is involuntary; provided, however, that if the optionee dies within such three-month period, any unexercised Stock
Option held by such optionee shall, notwithstanding the expiration of such three-month period, continue to be exercisable to the extent to which it was exercisable at the time of death for a period of one year from the date of such death or until the expiration of the stated term of such Stock Option, whichever period is the shorter.
Notwithstanding the foregoing, if an optionee incurs a Termination of Employment at or after a Change in Control
(as defined in Section 10(b)), other than by reason of death, Disability or Retirement, any Stock Option held by such optionee shall be exercisable for the lesser of (1) six months and one day from the date of such Termination of Employment, and (2) the balance of such Stock Option's stated term. In the event of Termination of Employment, if an Incentive Stock Option is exercised after the expiration of the exercise periods that apply for purposes of Section
422 of the Code, such Stock Option will thereafter be treated as a Nonqualified Stock Option.

   (j) Cashing Out of Stock Option. On receipt of written notice of exercise, the Committee may elect to cash out all or part of the portion of the shares of Common
Stock for which a Stock Option is being exercised by paying the optionee an amount, in cash or Common Stock, equal to the excess of the Fair Market Value of the Common Stock over the option price times the number of shares of Common
Stock for which the Option is being cashed out on the effective date of such cash-out.

   (k) Change in Control Cash-Out. Notwithstanding any other provision of the Plan, during the 90-day period from and after a Change in Control (the "Exercise Period"), unless the Committee shall determine otherwise at the time of grant, an optionee shall have the right, whether or not the Stock Option is fully exercisable and in lieu of the payment of the exercise price for the shares of Common
Stock being purchased under the Stock Option and by giving notice to the Corporation, to elect (within the Exercise
Period) to surrender all or part of the Stock Option to the Corporation and to receive cash, within 30 days of such notice, in an amount equal to the amount by which the Change in Control Price per share of Common Stock shall exceed the exercise price per share of Common Stock under the Stock Option (the "Spread") multiplied by the number of shares of Common Stock granted under the Stock Option as to which the right granted under this Section 5(k) shall have been exercised

   Section 6.  Stock Appreciation Rights.

   (a) Grant and Exercise. Stock Appreciation Rights may be granted in conjunction with all or part of any Stock
Option granted under the Plan. In the case of a Nonqualified Stock Option, such rights may be granted either at or after the time of grant of such Stock Option.
Stock Appreciation Rights also may be granted with respect to options (other than options intended to qualify as "incentive stock options" within the meaning of Section 422 of the Code) granted under the Harnischfeger Industries, Inc. 1988 Incentive Stock Plan (the "Old Plan") ("Old
Options"). In the case of an Incentive Stock Option, such rights may be granted only at the time of grant of such Stock Option. A Stock Appreciation Right shall terminate and no longer be exercisable upon the termination or exercise of the related Stock Option. A Stock Appreciation
Right may be exercised by an optionee in accordance with
Section 6(b) by surrendering the applicable portion of the related Stock Option or Old Option in accordance with procedures established by the Committee. Upon such exercise and surrender, the optionee shall be entitled to receive an amount determined in the manner prescribed in
Section 6(b). Stock Options and Old Options which have been so surrendered shall no longer be exercisable to the extent the related Stock Appreciation Rights have been exercised.

   (b) Terms and Conditions. Stock Appreciation Rights shall be subject to such terms and conditions as shall be determined by the Committee, including the following:

        (i)  Stock Appreciation Rights shall be
exercisable only at such time or times and to the extent that the Stock Options and Old Options to which they relate are exercisable in accordance with the provisions of
Section 5 and this Section 6.

        (ii)  Upon the exercise of a Stock Appreciation
Right, an optionee shall be entitled to receive an amount in cash, shares of Common Stock or both equal in value to the excess of the Fair Market Value of one share of Common
Stock over the option price per share specified in the related Stock Option or Old Option multiplied by the number of shares in respect of which the Stock Appreciation Right shall have been exercised, with the Committee having the right to determine the form of payment.

        (iii)  Stock Appreciation Rights shall be
transferable only to permitted transferees of the underlying Stock Option in accordance with Section 5(e) or the underlying Old Option in accordance with the provisions of the Old Plan.

        (iv)  Upon the exercise of a Stock Appreciation
Right, the Stock Option or Old Option or part thereof to which such Stock Appreciation Right is related shall be deemed to have been exercised for the purpose of the limitation set forth in Section 3 on the number of shares of Common Stock to be issued under the Plan, but only to the extent of the number of shares as to which the Stock
Appreciation Right is exercised at the time of exercise.

   Section 7.  Restricted Stock.

   (a) Administration. Shares of Restricted Stock may be awarded either alone or in addition to other Awards granted under the Plan. The Committee shall determine the officers and employees to whom and the time or times at which grants of Restricted Stock will be awarded, the number of shares to be awarded to any participant (subject to the aggregate limit on grants to individual participants set forth in Section 3), the conditions for vesting, the time or times within which such Awards may be subject to forfeiture and any other terms and conditions of the Awards, in addition to those contained in Section 7(c).
The Committee shall in the case of Covered Employees, and may in the case of other participants, condition the vesting of Restricted Stock upon the attainment of Performance Goals established before or at the time of grant. The Committee may, in addition to requiring satisfaction of any applicable Performance Goals, also condition vesting upon the continued service of the participant. The provisions of Restricted Stock Awards
(including the applicable Performance Goals) need not be the same with respect to each recipient.

   (b)  Awards and Certificates.  Shares of Restricted
Stock shall be evidenced in such manner as the Committee may deem appropriate, including book-entry registration or issuance of one or more stock certificates. Any certificate issued in respect of shares of Restricted Stock shall be registered in the name of such participant and shall bear an appropriate legend referring to the terms, conditions, and restrictions applicable to such Award, substantially in the following form: "The transferability of this certificate and the shares of stock represented hereby are subject to the terms and conditions (including forfeiture) of the Harnischfeger Industries, Inc. Stock
Incentive Plan and a Restricted Stock Agreement. Copies of such Plan and Agreement are on file at the offices of Harnischfeger Industries, Inc. at 3600 S. Lake Dr., St.
Francis, Wisconsin 53235". The Committee may require that the certificates evidencing such shares be held in custody by the Corporation until the restrictions thereon shall have lapsed and that, as a condition of any Award of Restricted Stock, the participant shall have delivered a stock power, endorsed in blank, relating to the Common
Stock covered by such Award.

   (c)  Terms and Conditions.  Shares of Restricted
Stock shall be subject to the following terms and conditions:

        (i)  Subject to the provisions of the Plan
(including Section 5(d)) and the Restricted Stock Agreement referred to in Section 7(c)(vi), during the period, if any, set by the Committee, commencing with the date of such Award for which such participant's continued service is required (the "Restriction Period"), and until the later of
(i) the expiration of the Restriction Period and (ii) the date the applicable Performance Goals (if any) are satisfied, the participant shall not be permitted to sell, assign, transfer, pledge or otherwise encumber shares of Restricted Stock; provided that the foregoing shall not prevent a participant from pledging Restricted Stock as security for a loan, the sole purpose of which is to provide funds to pay the option price for Stock Options.
Within these limits, the Committee may provide for the lapse of restrictions based upon period of service in installments or otherwise and may accelerate or waive, in whole or in part, restrictions based upon period of service or upon performance; provided, however, that in the case of Restricted Stock with respect to which a participant is a Covered Employee, any applicable Performance Goals have been satisfied.

        (ii)  Except as provided in this paragraph (ii)
and Section 7(c)(i) and the Restricted Stock Agreement, the
participant shall have, with respect to the shares of
Restricted Stock, all of the rights of a shareholder of the
Corporation holding the class or series of Common Stock
that is the subject of the Restricted Stock, including, if
applicable, the right to vote the shares and the right to
receive any cash dividends.  If so determined by the
Committee in the applicable Restricted Stock Agreement and
subject to Section 14(f) of the Plan, (1) cash dividends on
the class or series of Common Stock that is the subject of
the Restricted Stock Award shall be automatically deferred
and reinvested in additional Restricted Stock, held subject
to the vesting of the underlying Restricted Stock, or held
subject to meeting Performance Goals applicable only to
dividends, and (2) dividends payable in Common Stock shall
be paid in     the form of Restricted Stock of the same
class as the Common Stock with which such dividend was
paid, held subject to the vesting of the underlying
Restricted Stock, or held subject to meeting Performance
Goals applicable only to dividends.

        (iii)  Except to the extent otherwise provided
in the applicable Restricted Stock Agreement, any applicable employment agreement and Sections 7(c)(i), 7(c)(iv) and 10(a)(ii), upon a participant's Termination of Employment for any reason during the Restriction Period or before the applicable Performance Goals are satisfied, all shares still subject to restriction shall be forfeited by the participant.

        (iv)  Except to the extent otherwise provided
in Section 10(a)(ii) or any applicable written employment agreement, in the event that a participant retires or such participant's employment is involuntarily terminated (other than for Cause), the Committee shall have the discretion to waive in whole or in part any or all remaining restrictions
(other than, in the case of Restricted Stock with respect to which a participant is a Covered Employee, satisfaction of the applicable Performance Goals unless the participant's employment is terminated by reason of death or Disability) with respect to any or all of such participant's shares of Restricted Stock.

        (v)  If and when the applicable Performance
Goals are satisfied and the Restriction Period expires without a prior forfeiture of the Restricted Stock, unlegended certificates for such shares shall be delivered to the participant upon surrender of the legended certificates.

        (vi) Each Award shall be confirmed by, and be subject to the terms of, a Restricted Stock Agreement.

   Section 8.  Performance Units.

   (a) Administration. Performance Units may be awarded either alone or in addition to other Awards granted under the Plan. Performance Units may be denominated in shares of Common Stock or cash, or may represent the right to receive dividend equivalents with respect to shares of Common Stock, as the Committee shall determine. The
Committee shall determine the officers and employees to whom and the time or times at which Performance Units shall be awarded, the form and number of Performance Units to be awarded to any participant (subject to the aggregate limit on grants to individual participants set forth in Section
3), the duration of the Award Cycle and any other terms and conditions of the Award, in addition to those contained in
Section 8(b). The Committee shall condition the settlement of Performance Units upon the continued service of the participant, attainment of Performance Goals, or both. The provisions of such Awards (including the applicable
Performance Goals) need not be the same with respect to each recipient.

   (b) Terms and Conditions. Performance Units Awards shall be subject to the following terms and conditions:


        (i) Subject to the provisions of the Plan and the Performance Unit Agreement referred to in Section
8(b)(vi), Performance Units may not be sold, assigned, transferred, pledged or otherwise encumbered during the Award Cycle. At the expiration of the Award Cycle, the Committee shall evaluate actual performance in light of the Performance Goals for such Award and shall determine the number of Performance Units granted to the participant which have been earned and the Committee may then elect to deliver cash, shares of Common Stock, or a combination thereof, in settlement of the earned Performance Units, in accordance with the terms thereof.

        (ii) Except to the extent otherwise provided in the applicable Performance Unit Agreement and Sections
8(b)(iii) and 10(a)(iii) or any applicable written employment agreement, upon a participant's Termination of Employment for any reason during the Award Cycle or before the applicable Performance Goals are satisfied, the rights to the shares still covered by the Performance Units Award shall be forfeited by the participant.

        (iii) Except to the extent otherwise provided
in Section 10(a)(iii) or any applicable written employment
agreement, in the event that a participant's employment is
involuntarily terminated (other than for Cause), or in the
event a participant retires, the Committee shall have the
discretion to waive in whole or in part any or all
remaining    payment limitations (other than, in the case
of Performance Units with respect to which a participant is
a Covered Employee, satisfaction of the applicable
Performance Goals unless the participant's employment is
terminated by reason of death or Disability) with respect
to any or all of such participant's Performance Units.


        (iv) A participant may elect to further defer receipt of the Performance Units payable under an Award (or an installment of an Award) for a specified period or until a specified event, subject in each case to the Committee's approval and to such terms as are determined by the Committee (the "Elective Deferral Period"). Subject to any exceptions adopted by the Committee, such election must generally be made prior to commencement of the Award Cycle for the Award (or for such installment of an Award).


        (v)  If and when the applicable Performance
Goals are satisfied and the Elective Deferral Period expires without a prior forfeiture of the Performance
Units, payment in accordance with Section 8(b)(i) hereof shall be made to the participant.

        (vi) Each Award shall be confirmed by, and be subject to the terms of, a Performance Unit Agreement.

   Section 9.  Tax Offset Bonuses    At the time an
Award is made hereunder or at any time thereafter, the
Committee may grant to the participant receiving such Award
the right to receive a cash payment in an amount specified
by the Committee, to be paid at such time or times (if
ever) as the Award results in compensation income to the
participant, for the purpose of assisting the participant
to pay the resulting taxes, all as determined by the
Committee and on such other terms and conditions as the
Committee shall determine.

   Section 10.  Change in Control Provisions.

   (a) Impact of Event. Notwithstanding any other provision of the Plan to the contrary, in the event of a Change in Control:

        (i)  Any Stock Options and Stock Appreciation
Rights outstanding as of the date such Change in Control is determined to have occurred and not then exercisable and vested shall become fully exercisable and vested to the full extent of the original grant.
        (ii)  The restrictions applicable to any
Restricted Stock shall lapse, and such Restricted Stock shall become free of all restrictions and become fully vested and transferable to the full extent of the original grant.

        (iii)  All Performance Units shall be
considered to be earned and payable in full and any deferral or other restriction shall lapse and such Performance Units shall be settled in cash as promptly as is practicable.

   (b) Definition of Change in Control. For purposes of the Plan, a "Change in Control" shall mean:

        (i) The acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (1) the then outstanding shares of common stock of the Corporation
(the "Outstanding Corporation Common Stock") or (2) the combined voting power of the then outstanding voting securities of the Corporation entitled to vote generally in the election of directors (the "Outstanding Corporation
Voting Securities"); provided, however, that for purposes of this subparagraph (i), the following acquisitions shall not constitute a Change in Control: (x) any acquisition by the Corporation, (y) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Corporation or any corporation controlled by the Corporation or (z) any acquisition by any corporation pursuant to a transaction which complies with clauses (x),
(y) and (z) of subsection (iii) of this Section 10(b); or

        (ii) Individuals who, as of the effective date of the Plan, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the effective date of the Plan whose election, or nomination for election by the Corporation's stockholders, was approved by a vote of at least two-thirds (2/3) of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board; but, excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or any other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Incumbent Board; or

        (iii)  Consummation of a reorganization,
merger, consolidation, or sale or other disposition of all or substantially all of the assets of the Corporation (a
"Business Combination"), in each case, unless following such Business Combination, (x) all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Corporation Common Stock and Outstanding
Corporation Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 80% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business
Combination (including, without limitation, a corporation which as a result of such transaction owns the Corporation or all or substantially all of the Corporation's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Corporation Common Stock and Outstanding
Corporation Voting Securities, as the case may be, (y) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Corporation or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (z) at least two-thirds (2/3) of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business
Combination; or

        (iv)  Approval by the shareholders of the
Corporation of a complete liquidation or dissolution of the Corporation.

   (c)   Change in Control Price.  For purposes of the
Plan, "Change in Control Price" means the higher of:

        (i) the highest reported sales price, regular way, of a share of Common Stock in any transaction reported on the New York Stock Exchange Composite Tape or other national exchange on which such shares are listed or on NASDAQ during the 60-day period prior to and including the date of a Change in Control or

        (ii) if the Change in Control is the result of a tender or exchange offer or a Business Combination, the highest price per share of Common Stock paid in such tender or exchange offer or Business Combination; provided, however, that (x) in the case of a Stock Option which (A) is held by an optionee who is an officer or director of the Corporation and is subject to Section 16(b) of the Exchange
Act and (B) was granted within 240 days of the Change in Control, then the Change in Control Price for such Stock
Option shall be the Fair Market Value of the Common Stock on the date such Stock Option is exercised or deemed exercised and (y) in the case of Incentive Stock Options and Stock Appreciation Rights relating to Incentive Stock
Options, the Change in Control Price shall be in all cases the Fair Market Value of the Common Stock on the date such Incentive Stock Option or Stock Appreciation Right is exercised. To the extent that the consideration paid in any such transaction described above consists all or in part of securities or other non-cash consideration, the value of such securities or other non-cash consideration shall be determined in the sole discretion of the Incumbent
Board.

   Section 11.  Loans.  The Corporation may make loans
to a participant in connection with Awards subject to the
following terms and conditions and such other terms and
conditions not inconsistent with the Plan as the Committee
shall impose from time to time, including without
limitation the rate of interest, if any, and whether such
loan shall be recourse or non-recourse.  No loan made under
the Plan shall exceed the sum of (i) the aggregate price
payable with respect to the Award in relation to which the
loan is made, plus (ii) the amount of the reasonably
estimated combined amounts of Federal and state income
taxes payable by the participant.  No loan shall have an
initial term exceeding ten (10) years; provided that the
loans under the Plan shall be renewable at the discretion
of the Committee; and provided, further, that the
indebtedness under each loan shall become due and payable,
as the case may be, on a date no later than (i) one year
after Termination of Employment due to death, Retirement or
Disability, or (ii) the day of Termination of Employment
for any reason other than death, Retirement or Disability.
Loans under the Plan may be satisfied by the participant,
as determined by the Committee, in cash or, with the
consent of the Committee, in whole or in part in the form
of unrestricted Common Stock already owned by the
participant where such Common Stock shall be valued at Fair
Market Value on the date of such payment.  When a loan
shall have been made, Common Stock with a Fair Market Value
on the date of such loan equivalent to the amount of the
loan shall be pledged by the participant to the Corporation
as security for payment of the unpaid balance of the loan.
Any portions of such Common Stock may, in the discretion of
the Committee, be released from time to time as it deems
not to be needed as security.    The making of any loan is
subject to satisfying all applicable laws, as well as any
regulations and rules of the Federal Reserve Board and any
other governmental agency having jurisdiction.

   Section 12.  Term, Amendment and Termination.  The
Plan will terminate 10 years after the effective date of the Plan. Under the Plan, Awards outstanding as of such date shall not be affected or impaired by the termination of the Plan. The Board may amend, alter, or discontinue the Plan, but no amendment, alteration or discontinuation shall be made which would impair the rights of an optionee under a Stock Option or a recipient of a Stock Appreciation
Right, Restricted Stock Award or Performance Unit Award theretofore granted without the optionees or recipient's consent, except such an amendment made to cause the Plan to qualify for the exemption provided by Rule 16b-3. In addition, no such amendment shall be made without the approval of the Corporation's shareholders to the extent such approval is required by law or agreement. The
Committee may amend the terms of any Stock Option or other
Award theretofore granted, prospectively or retroactively, but no such amendment shall impair the rights of any holder without the holder's consent except such an amendment made to cause the Plan or Award to qualify for the exemption provided by Rule 16b-3. Subject to the above provisions, the Board shall have authority to amend the Plan to take into account changes in law and tax and accounting rules, as well as other developments and to grant Awards which qualify for beneficial treatment under such rules without shareholder approval.

   Section 13.  Unfunded Status of Plan.  It is
presently intended that the Plan constitute an "unfunded" plan for incentive and deferred compensation. The
Committee may authorize the creation of trusts or other arrangements to meet the obligations created under the Plan to deliver Common Stock or make payments; provided, however, that, unless the Committee otherwise determines, the existence of such trusts or other arrangements is consistent with the "unfunded" status of the Plan.

   Section 14.  General Provisions.

   (a) The Committee may require each person purchasing or receiving shares pursuant to an Award to represent to and agree with the Corporation in writing that such person is acquiring the shares without a view to the distribution thereof. The certificates for such shares may include any legend which the Committee deems appropriate to reflect any restrictions on transfer. Notwithstanding any other provision of the Plan or agreements made pursuant thereto, the Corporation shall not be required to issue or deliver any certificate or certificates for shares of Common Stock under the Plan prior to fulfillment of all of the following conditions:

        (i) The listing or approval for listing upon notice of issuance, of such shares on the New York Stock
Exchange, Inc., or such other securities exchange or market system as may at the time be the principal market for the Common Stock;

        (ii)   Any registration or other qualification
of such shares of the Corporation under any state or federal law or regulation, or the maintaining in effect of any such registration or other qualification which the Committee shall, in its absolute discretion upon the advice of counsel, deem necessary or advisable; and

        (iii)  The obtaining of any other consent,
approval, or permit from any state or federal governmental agency which the Committee shall, in its absolute discretion after receiving the advice of counsel, determine to be necessary or advisable.

   (b) Nothing contained in the Plan shall prevent the Corporation or any Affiliate from adopting other or additional compensation arrangements for its employees.

   (c) The adoption of the Plan shall not confer upon any employee any right to continued employment nor shall it interfere in any way with the right of the Corporation or any Affiliate to terminate the employment of any employee at any time.

   (d) No later than the date as of which an amount first becomes includible in the gross income of the participant for federal income tax purposes with respect to any Award under the Plan, the participant shall pay to the Corporation, or make arrangements satisfactory to the Corporation regarding the payment of, any federal, state, local or foreign taxes of any kind required by law to be withheld with respect to such amount. Unless otherwise determined by the Corporation, withholding obligations may be settled with Common Stock, including Common Stock that is part of the Award that gives rise to the withholding requirement. The obligations of the Corporation under the Plan shall be conditional on such payment or arrangements, and the Corporation and its Affiliates shall, to the extent permitted by law, have the right to deduct any such taxes from any payment otherwise due to the participant. The
Committee may establish such procedures as it deems appropriate, including the making of irrevocable elections, for the settlement of withholding obligations with Common
Stock.

   (e) At the time of Award, the Committee may provide in connection with any Award that any shares of Common
Stock received as a result of such Award shall be subject to a right of first refusal pursuant to which the participant shall be required to offer to the Corporation any shares that the participant wishes to sell at the then
Fair Market Value of the Common Stock, subject to such other terms and conditions as the Committee may specify at the time of Award.

   (f)  The reinvestment of dividends in additional
Restricted Stock at the time of any dividend payment shall only be permissible if sufficient shares of Common Stock are available under Section 3 for such reinvestment (taking into account then outstanding Stock Options and other
Awards).

   (g) The Committee shall establish such procedures as it deems appropriate for a participant to designate a beneficiary to whom any amounts payable in the event of the participant's death are to be paid or by whom any rights of the participant, after the participant's death, may be exercised.

   (h) In the case of a grant of an Award to any employee of an Affiliate, the Corporation may, if the Committee so directs, issue or transfer the shares of Common Stock, if any, covered by the Award to the Affiliate, for such lawful consideration as the Committee may specify, upon the condition or understanding that the Affiliate will transfer the shares of Common Stock to the employee in accordance with the terms of the Award specified by the Committee pursuant to the provisions of the Plan.

   (i)  Notwithstanding any other provision of the Plan,
if any right granted pursuant to this Plan would make a
Change in Control transaction ineligible for pooling of
interests accounting under APB No. 16 that but for the
nature of such grant would     otherwise be eligible for
such accounting treatment, the Committee may, at its
discretion, but shall not be required to, substitute for
the cash payable pursuant to such grant Common Stock (or
the common stock of the issuer for which the Common Stock
is being exchanged in such Change in Control transaction)
with a Fair Market Value equal to the cash that would
otherwise be payable hereunder.

   (j) The Plan and all Awards made and actions taken
thereunder shall be governed by and construed in accordance
with the laws of the State of Delaware, without reference
to principles of conflict of laws.
   Section 14.  Effective Date of Plan.    The Plan
shall be effective as of the date it is approved by the
affirmative votes of the holders of a majority of the
Common Stock present, or represented, and entitled to vote
at a meeting duly held in accordance with the applicable
laws of the State of Delaware (provided, that the total
vote cast represents 50% of the voting power of all the
shares of Common Stock entitled to vote).

                       EXHIBIT 10(c)

           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------
              EXECUTIVE INCENTIVE PLAN
              ------------------------
     (as amended and restated October 14, 1996)

1.      Purpose.  Harnischfeger Industries, Inc.
          -------
Executive Incentive Plan (the "Plan") was established by
Harnischfeger Industries, Inc. (the "Company") effective as
of October 30, 1990 to provide as an incentive the
possibility of payment of additional compensation to or on
behalf of the key officers of the Company and its
subsidiaries who contribute materially to the success and
profitability of the Company and who become participants in
the Plan.

2.      Administration.  The Plan will be
          --------------
administered by a committee of two or more directors, each
of whom is a Non-Employee Director as defined in paragraph
(b)(3) of Rule 16b-3 promulgated pursuant to the Securities
Exchange Act of 1934 as amended (the "Committee"), which
Committee from time to time may delegate the performance of
certain of its ministerial duties under the Plan, such as
the keeping of records and participants' accounts, to such
person or persons as it may select.  The Plan shall be
administered on the basis of a plan year (the "Plan Year")
which coincides with the fiscal year of the Company, which
currently is the 12-month period beginning on November 1
and ending on the next following October 31.  The Company
shall pay the cost of Plan administration.  The Committee
shall have the power, right and duty to interpret the
provisions of the Plan and may from time to time adopt
rules with respect to the administration of the Plan and
the determination and distribution of benefits under the
Plan, and may amend any and all rules previously
established.  Any decision made by the Committee in good
faith in connection with its administration of or
responsibilities under the Plan, including the
interpretation of any provision of the Plan, the
application of any rule established under the Plan, any
determination as to the officers eligible to participate in
the Plan for any Plan Year, the amount allocated to each
for any Plan Year and the manner, conditions and terms of
payment of such amount, shall be conclusive on all persons.

3.      Participation:  Prior to October 1 of
          -------------
each Plan Year, the Committee shall select those executives
who will be participants in the Plan for the following Plan
Year.  The inclusion or selection of any executive as a
participant in the Plan (a "Participant") for any Plan Year
shall not require the inclusion or selection of such person
as a Participant for any subsequent Plan Year, or, if such
person is subsequently so included or selected, shall not
require the same benefit provided the Participant under the
Plan for an earlier Plan Year be provided such Participant
for the subsequent Plan Year.

4.      Performance Goals.  On or after
          -----------------
 September 15 of each Plan Year, the Chief Executive
Officer of the Company shall recommend to the Committee
performance goals for the Company and each of its divisions
and subsidiaries for the following Plan Year.  Prior to
October 15 of each Plan Year, the Committee shall either
approve the Chief Executive Officer's recommended
performance goals for the following Plan Year, or in the
Committee's sole discretion, shall establish the
performance goals for that Plan Year at such levels as it
considers appropriate.  The Committee shall also establish,
by October 15 of each Plan Year, threshold performance
levels for the year for the Company and each of its
divisions and subsidiaries, over and under performance
levels and percentages for the year for the Company and
each of its divisions and subsidiaries, and other features
of the incentive compensation program for the following
Plan Year.  If the business unit fails to meet the
established threshold performance level for a Plan Year, no
amount will be awarded to Participants in that business
unit's Plan for that year.

5.      Target Incentive Percentage.  As of the
          ---------------------------
date that the Committee determines the executives who shall
be eligible to participate in the Plan for a Plan Year, the
Committee also shall establish with respect to each
Participant a "target incentive percentage", which
percentage shall be based upon the appropriate performance
goals referred to in Section 4 as well as the Participant's
responsibility level as determined by the Committee.   For
each Plan Year that the threshold performance level has
been achieved, the target incentive percentage for each
Participant (adjusted for any under or over performance or
other features of the incentive compensation program as
provided in Section 4) shall be multiplied by his base
salary earned in the fiscal year.  The resulting amount
with respect to each Participant for a Plan Year is his
"Incentive Award" for that year.

6.      Source, Time and Manner of Payment.
          ----------------------------------
Each Participant's Incentive Award for a Plan Year shall be
paid from the general assets of the Company, in accordance
with the following:

        (a)  All of a Participant's Incentive Award
             for a Plan Year shall be payable, without interest, on or before the January 10 next following the end of that Plan Year except for such portion of said Incentive
             Award that such Participant shall have
             previously elected to have deferred in
             accordance with Section 6 (b).

        (b)  Each Participant may elect to defer the
             payment of up to 100% of the Incentive
             Award payable to such Participant
             pursuant to Section 6 (a), in accordance with the provisions of Section 7 hereof.

7.      Election of Stock in Lieu of Pay.  Each
          --------------------------------
Participant shall have the right to elect to have up to
100% of the Incentive Award payable to such Participant in
accordance with Section 6 hereof converted into shares of
the Company's common stock ("Stock") and delivered into the
Harnischfeger Industries Deferred Compensation Trust
("Rabbi Trust") for the benefit of such Participant subject
to the terms hereinafter set forth:

        (a)  A Participant in the Plan for any Plan
             Year may by written notice filed with the Company before the beginning of such Plan
             Year elect to convert into Stock up to
             100% of his Incentive Award for that Plan
             Year.  Such election shall be
             irrevocable.

        (b)  Shares of Stock equal to the number
             (rounded to the nearest integer) derived by dividing seventy five percent (75%) of the average closing price of the Stock on the New York Stock Exchange Composite
             Tape for the month of October of the Plan
             Year into the amount of Incentive Award
             that each Participant has elected to
             convert into Stock shall be registered by the Company in the name of the Rabbi
             Trust and delivered to the Rabbi Trust
             for allocation to such Participant's
             account, provided, however, that (i) the Company may direct the trustee of the Rabbi Trust (the "Trustee") to use for this purpose shares of Stock previously delivered by the Company to the Rabbi
             Trust if such shares have not been
             allocated to the account of any
             Participant and (ii) the total number of shares that may be delivered by the Company to the Rabbi Trust for the accounts of all Participants during any Plan Year shall not exceed two percent of the total number of shares outstanding at the beginning of such Plan Year adjusted for any stock split, stock dividend, combination of shares, or similar change in Stock, and provided further that if there are not sufficient available shares during any Plan Year to fully convert all Incentive Awards which the Participants have elected to convert, all available shares for that Plan Year shall be allocated to electing Participants on a pro rata basis and the balance of each Participant's Incentive Award shall be paid to the Participant in cash. The aforesaid calculation and funding of each Participant's account shall take place as soon as practical after the January 1 immediately following the end of each such Plan Year beginning with the Plan
             Year ending October 31, 1990. The Stock allocated to a Participant's account pursuant hereto may at the Company's option be acquired through open market purchases or may be either treasury shares or newly issued shares provided that any treasury or newly issued shares are duly registered pursuant to applicable federal and state securities laws and stock exchange regulations.
             Although the Company intends to exert its best efforts so that the shares allocated or distributed to Participants hereunder will be registered under, or exempt from the registration requirements of, the
             Securities Act of 1933 (the "Securities
             Act") and any applicable state securities laws, if the allocation or distribution would otherwise result in the violation by the Company of any provision of the Securities Act or of any state securities law, the Company may require that such allocation or distribution be deferred until the Company has taken appropriate action to avoid any such violation.

        (c)  An account shall be maintained in the
             name of each Participant which will
             reflect the shares of Stock into which
             his Incentive Award has been converted,
             and shall be credited to reflect all
             dividends, stock splits and other
             distributions with respect to such
             shares.  All cash distributions with
             respect to Stock shall be invested by the Trustee in shares of Stock through open market or other appropriate purchases as soon as practicable after receipt of same; provided, however, that the number of shares allocated to each Participant's account in respect of each cash distribution will be the same as if the cash distribution were used to purchase shares of Stock at 75% of the average price paid by the Trustee for Stock purchased when it reinvests such cash dividends in Stock as provided in Paragraph 4.1 of the Rabbi Trust. The
             Company shall from time to time as needed make available to the Trustee sufficient shares of Stock for allocation to Participants' accounts in connection with such discounted purchase of Stock with cash dividends. Each such Stock account shall be charged with any distribution made to a Participant when made.

        (d)  The Stock in a Participant's account
             shall be distributed to him (or to his
             beneficiary in the event of his death)
             promptly (but not sooner than sixty (60) days) following his termination of employment with the Company or its subsidiaries; provided, however, that a
             Participant may upon written notice to
             the Committee given at least one year
             prior to his termination of employment,
             elect an annual distribution of such
             Stock over a period of time of up to ten
             (10) years (e.g. if a ten year election, one tenth of the balance at the time of the first distribution, one ninth at the time of the second distribution, etc.)
             and provided further that a Participant
             may upon written notice to the Committee given at least one year prior to his termination of employment elect to delay until the next calendar year following his termination of employment either the distribution of or, if the Participant has elected annual distributions over a period of time, the initial distribution from his account. During the first fifty
             (50) days following a Participant's
             termination of employment, the
             Participant (or the Participant's
             beneficiary in the event of the
             Participant's death) shall have the right to elect to have the Participant's account distributed in cash, Stock or a combination of cash and Stock. Upon receipt of a written request from a Participant that a part or all of the distribution be made in cash, the Company shall direct the Trustee to credit such Participant's account with an amount (the
             "Cash Portion") equal to the product of
             the number of shares of Stock then
             credited to Participant's account
             necessary to comply with the request (the
             "Diversified Shares")  and the closing
             price of the Stock on the New York Stock
             Exchange Composite Tape as of the date
             the request is received by the Company.
             Thereafter, the Trustee shall keep such
             Participant's account as if the Cash
             Portion were invested in cash, cash
             equivalents, mutual funds or marketable
             securities as directed by the Commitee
             from time to time and as if the
             Diversified Shares had been sold.

        (e)  Notwithstanding the foregoing, in the
             event of a "Change in Control" of the
             Company (as defined in the Rabbi Trust),
             the Company shall purchase for cash all
             shares of Stock then in all Participants'
             accounts at a per-share price equal to
             the the Change in Control Price, and the
             Trustee is directed to sell such shares
             upon such terms.  Immediately after the
             Company purchases any shares pursuant to
             this Section 7(f), the Committee shall
             cause the Trustee to effect a
             distribution of all cash proceeds to the
             Participants in accordance with their
             accounts.  As used herein, "Change in
             Control Price" means the higher of (i)
             the highest reported sales price, regular
             way, of a share of Stock in any
             transaction reported on the New York
             Stock Exchange Composite Tape or other
             national securities exchange on which
             such shares are listed or on NASDAQ, as
             applicable, during the 60-day period
             prior to and including the date of a
             Change in Control and (ii) if the Change
             in Control is the result of a tender or
             exchange offer or a Business Combination
             (as defined in the Rabbi Trust), the
             highest price per share of Stock paid in
             such tender or exchange offer or Business
             Combination.  To the extent that the
             consideration paid in any such
             transaction described above consists all
             or in part of securities or other non-cash consideration, the value of such securities or other non-cash
             consideration shall be determined by the
             Incumbent Board (as defined in the Rabbi
             Trust).

        (f)  In the event that the Committee
             determines that the laws of a country in which a Participant resides make it impracticable to allocate Stock to the account of such Participant, the election of Stock in lieu of pay pursuant to this
             Section 7 shall not be available to such Participant. However, at the discretion of the Committee, the Participant may be placed in a plan to be designated the Stock Equivalent Unit Plan which will provide deferred compensation in the same manner and amounts as would have been provided under this Plan except such amounts will not be funded through the Rabbi Trust. Notwithstanding the foregoing, in the event of a Change in Control, the Company shall fund accounts in the Stock Equivalent Unit Plan with cash in a manner similar to that described in Section 7(f) above.

        (h)  Participants shall not be eligible to
             elect to receive Stock in lieu of pay
             pursuant to this Section 7 for a period
             of twelve (12) months following the
             receipt of a hardship distribution from
             any cash or deferred compensation plan of the Company maintained pursuant to
             Section 401(k) of the Internal Revenue
             Code.

8.      Designation of Beneficiaries.  Each
          ----------------------------
Participant from time to time may name any person or
persons (who may be named concurrently, contingently or
successively) to whom his benefits under the Plan are to be
paid if he dies before he receives his Incentive Award or
the proceeds of his Rabbi Trust account.  Each such
beneficiary designation will revoke all prior designations
by the Participant, shall not require the consent of any
previously named beneficiary, shall be in a form prescribed
by the Committee, and will be effective only when filed
with the Committee during the Participant's lifetime.  If a
Participant fails to designate a beneficiary before his
death, the beneficiary shall be the Participant's estate.

9.      General.  No Participant or other person
          -------
shall have any right, title or interest in any amount
awarded under this Plan prior to the payment thereof to
such person or in any property of the Company.  Neither the
establishment nor continuance of this Plan shall affect or
enlarge the employment rights of any Participant or
constitute a contract of employment with any Participant.
Neither the Company nor any Committee member shall be
personally liable for any act done or omitted to be done in
good faith in the administration of the Plan.  Except as
provided in Section 7 hereof, nothing herein shall require
the Company to segregate or set aside any funds or other
property for the purpose of paying any amounts, the payment
of which has been deferred under the Plan.

10.          Facility of Payment.  When a person
          -------------------
entitled to benefits under the Plan is under legal
disability, or, in the Committee's opinion, is in any way
incapacitated so as to be unable to manage his affairs, the
Committee may direct the payment of benefits to such
person's legal representative, or to a relative or friend
of such person for such person's benefit, or the Committee
may direct the application of such benefits for the benefit
of such person.  Any payments made in accordance with the
preceding sentence shall be a full and complete discharge
of any liability for such payment under the Plan.

11.          Withholding for Taxes.  Notwithstanding
          ---------------------
any other provision of the Plan, the Committee may on
behalf of the Participant withhold or direct the Trustee to
withhold from any payment to be made under the Plan,
whether in the form of cash or shares of Stock, such amount
or amounts as may be required for purposes of complying
with appropriate federal, state or foreign tax withholding
provisions.  Subject to the discretion of the Committee, no
distribution will be made to the Participant until all tax
withholding obligations have been satisfied.

12.          Benefit Statements.  The Company shall
          ------------------
provide statements of account to Participants on a periodic
basis but not less than annually in such form and at such
time as it deems appropriate.

13.          Amendment and Termination.  Because
          -------------------------
unforeseen circumstances may make it undesirable to
continue the Plan in any form, or to continue it without
change, the Board of Directors of the Company must
necessarily reserve and hereby has reserved the right to
amend the Plan from time to time and to terminate the Plan
at any time, except that no such amendment or any
termination of the Plan shall change the terms and
conditions of payment of any Incentive Award theretofore
awarded to a Participant without the consent of the
Participant concerned, nor shall any termination of the
Plan eliminate any obligations of the Company which
theretofore shall have arisen under the Plan.

16.          Controlling Law.  The laws of Wisconsin
          ---------------
shall be controlling in all matters relating to the Plan.

17.          Gender and Number.  Where the context
          -----------------
admits, words in the masculine gender shall include the
feminine and neuter genders, the plural shall include the
singular and the singular shall include the plural.
    -------------------------------------------

                       EXHIBIT 10(d)


           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------
   SUPPLEMENTAL RETIREMENT AND STOCK FUNDING PLAN
   ----------------------------------------------
     (as amended and restated October 14, 1996)

SECTION 1:        Introduction
---------         ------------
   1.1  The Plan and its Effective Date.
          -------------------------------
Harnischfeger Industries, Inc. Supplemental Retirement and
Stock Funding Plan (the "Supplemental Plan") is the
amendment and restatement effective as of October 1, 1990
of the plan that was originally established by
Harnischfeger Industries, Inc., a Delaware corporation (the
"Company"), effective March 1, 1987 as the Harnischfeger
Industries, Inc. Supplemental Retirement Plan.

   1.2  Purpose.  The Company maintains a
          -------
Harnischfeger Salaried Employees' Retirement Plan (the
"Retirement Plan"), which is intended to meet the
requirements of a "qualified plan" under the Internal
Revenue Code of 1986, as amended (the "Code").  While the
Code and the Employee Retirement Income Security Act of
1974, as amended (the "Act"), place limitations on the
benefits which may be paid from a qualified plan, the Code
and the Act permit the payment under a non-qualified
supplemental retirement plan of the benefits which may not
be paid under the qualified plan because of such
limitations.  The purposes of this Supplemental Plan are
(i) to provide benefits which may not be provided under the
Retirement Plan because of limitations imposed by the Code
or the Act, including those relating to nondiscrimination
and maximum benefit limitations, elections to defer
compensation made by the participants, and the granting of
past service credits and (ii) to provide the opportunity
for qualified executives to have their supplemental
benefits converted into shares of the Company's common
stock upon the terms hereinafter set forth.

SECTION 2:        Participation and Benefits
----------        --------------------------
   2.1  Eligibility for Benefits Related to
          -----------------------------------
Retirement Plan.  Subject to the conditions and
---------------
limitations hereof, if a participant in the Retirement Plan
(i) has been granted credit for prior service or elected to
defer compensation which may not be taken into account
under the Retirement Plan because of applicable
nondiscrimination or other rules, or (ii) has accrued a
vested pension benefit under the Retirement Plan (or would
have accrued a vested benefit if his prior service were
taken into account), and such benefit has been limited as a
result of the maximum benefit limitations imposed by
Sections 401(a)(17) and 415 of the Code, he shall be a
participant ("Participant") in this Supplemental Plan and
shall be entitled to receive under this Supplemental Plan
the portion of his benefits under the Retirement Plan,
determined without regard to the limitations on the
inclusions of prior service or deferred compensation or the
maximum benefit limitations therein, which exceeds the
benefits payable to him under the Retirement Plan after
applying such limitations.  If a Participant was employed
by another "Harnischfeger Company", as defined in the
Retirement Plan, and such other company also maintains a
supplemental plan covering the Participant, the benefits
hereunder and under such other plan shall be limited so as
to not be duplicative and the Participant's benefits
hereunder and under such other plan shall be paid by the
Company and such other Harnischfeger Company in such
proportions as the Company shall determine.  The term
"Company" as hereinafter used shall be deemed to include a
reference to each such other Harnischfeger Company.

   2.2  Payment of Benefits.  Except to the
          -------------------
extent a Participant becomes entitled to receive Company
common stock as provided in Section 3, his benefits under
this Supplemental Plan shall be paid to him, or in the
event of his death to his beneficiary, at the same time and
in the same manner as his pension benefits under the
Retirement Plan.

   2.3  Funding.  Benefits payable under this
          -------
Supplemental Plan to a Participant or his beneficiary shall
be paid directly by the Company or at its discretion
through Harnischfeger Industries Deferred Compensation
Trust ("Rabbi Trust"), a grantor trust established by the
Company.  Prior to a "Change in Control" of the Company (as
hereinafter defined), the Company shall not be required
(but may do so in its discretion) to fund through the Rabbi
Trust or otherwise any benefits under this Supplemental
Plan, except that shares of Company stock shall be issued
and transferred to the Rabbi Trust as herein provided.

SECTION 3:   Conversion of Benefits into Common
---------      ----------------------------------
Stock
-----
   3.1  Eligible Stock Participant.  As used
          --------------------------
herein, the term "Eligible Stock Participant" means each
Participant who is an active senior executive of the
Company as of October 1, 1990 (and each Participant
designated from time to time hereafter by the Committee, as
defined in Section 4.1 hereof) whose accrued benefits as of
October 1, 1990 under this Supplemental Plan equals or
exceeds a monthly normal retirement annuity of $1,000 per
month.

   3.2  Initial Stock Funding.  Each Eligible
          ---------------------
Stock Participant shall have the right to elect to have all
benefits payable under this Supplemental Plan converted, on
the terms hereinafter set forth, into shares of the
Company's common stock and delivered into the Rabbi Trust
for the benefit of such Participant.  The present value of
each such electing Participant's prospective supplemental
pension benefits shall be calculated as of October 1, 1990
using the most recent assumptions adopted by the Company
for purposes of calculating the actuarial present value of
the Company's pension obligations, provided, however,
                               --------
that the discount rate used herein shall be one half
percent less than the discount rate used in such
assumptions.  Shares of stock equal to the number (rounded
to the nearest integer) derived by dividing the average
closing price for the Company's common stock reflected on
the New York Stock Exchange Composite Tape for the month of
September, 1990 into the aforesaid present value shall be
registered by the Company in the name of the trustee of the
Rabbi Trust (the "Trustee") and delivered to the Rabbi
Trust for allocation to such Participant's account.  The
aforesaid calculation and funding of each Participant's
account shall take place as soon as is practicable after
October 1, 1990.  The shares allocated to an Eligible Stock
Participant's account pursuant to Sections 3.2 or 3.3 may
be either treasury shares or newly issued shares provided
any treasury or newly issued shares are duly registered
pursuant to applicable federal and state securities, and
stock exchange, regulations.  Although the Company intends
to exert its best efforts so that the shares allocated or
distributed to Participants hereunder will be registered
under, or exempt from the registration requirements of, the
Securities Act of 1933 (the "Securities Act") and any
applicable state securities laws, if the allocation or
distribution would otherwise result in the violation by the
Company of any provision of the Securities Act or of any
state securities law, the Company may require that such
allocation or distribution be deferred until the Company
has taken appropriate action to avoid any such violation.

   3.3  Subsequent Stock Funding.  As soon as
          ------------------------
practicable after November 1st of each year (beginning with
November of 1991), the present value of each Eligible Stock
Participant's prospective supplemental pension benefits
payable hereunder shall be calculated as of such November
1st using the then current assumptions adopted by the
Company for purposes of calculating the actuarial present
value of the Company's pension obligations, provided that
the discount rate used for purposes of such calculation
shall be one half percent less than the rate used in such
assumptions.  Shares of the Company's common stock equal to
the number (rounded to the nearest integer) derived by
dividing the average closing price of the Company's common
stock on the New York Stock Exchange Composite Tape for the
immediately preceding month of October into the difference
between the aforesaid present value and the amount of the
present value calculated for the immediately preceding year
pursuant to the terms of this Supplemental Plan (if no
previous calculation has been made, a zero value shall be
used for the previous calculation) shall be registered by
the Company in the name of the Trustee and delivered to the
Rabbi Trust (if adequate shares or other consideration have
not theretofore been delivered by the Company to the Rabbi
Trust) for allocation to such Participant's account,
provided, however, that the total number of shares that may
be delivered by the Company to the Rabbi Trust for the
accounts of all Eligible Stock Participants during any
fiscal year shall not exceed one percent of the total
number of shares outstanding at the beginning of such
fiscal year adjusted for any stock split, stock dividend,
combination of shares or similar change in Stock, provided
further that if there are not sufficient available shares
during any fiscal year to fully fund the accounts of the
Eligible Stock Participants, all available shares for that
fiscal year shall be allocated to Eligible Stock
Participant accounts on a pro rata basis and the balance of
each Participant's account shall be paid to the Participant
in cash.  The stock allocated to an Eligible Stock
Participant's account pursuant hereto may at the Company's
option be acquired through open market purchases or may be
either treasury shares or newly issued shares provided that
any treasury or newly issued shares are duly registered
pursuant to applicable federal and state securities laws
and stock exchange regulations.  Although the Company
intends to exert its best efforts so that the shares
allocated or distributed to Participants hereunder will be
registered under, or exempt from the registration
requirements of, the Securities Act and any applicable
state securities laws, if the allocation or distribution
would otherwise result in the violation by the Company of
any provision of the Securities Act or of any state
securities law, the Company may require that such
allocation or distribution be deferred until the Company
has taken appropriate action to avoid any such violation.

   3.4  Non-Electing Eligible Stock
          ---------------------------
Participants.  If any Eligible Stock Participant
------------
shall elect not to have his supplemental benefits earned
prior to October 1, 1990 converted into the Company's
common stock as provided in Section 3.2, such supplemental
benefits shall be calculated and paid as if this
Supplemental Plan had terminated on October 1, 1990.  Any
supplemental pension benefits accruing to such Participant
after October 1, 1990 shall be converted into shares of the
Company's common stock pursuant to the provisions of
Section 3.3 and shall be calculated as if such Participant
first became an employee of the Company on October 1, 1990.

   3.5  Participants' Accounts.  An account
          ----------------------
shall be maintained in the name of each Eligible Stock
Participant which will reflect the shares of the Company's
common stock into which his benefits have been converted.
Each Eligible Stock Participant's account shall be credited
to reflect all dividends, stock splits and other
distributions with respect to such shares, and all non-stock distributions with respect to Company shares shall be invested by the Trustee in shares of the Company's common
stock through open market or other appropriate purchases as
soon as practicable after receipt of same or, if the Rabbi
Trust has unallocated shares, using such shares valued at
the last closing price for the Company's common stock on
the New York Stock Exchange Composite Tape immediately
preceding such allocation.  Each such stock account shall
be charged with any distribution made to a Participant when
made.  In addition, appropriate plan records shall be
maintained to reflect a Participant's benefits under
Section 2 which have not been converted into the Company's
common stock, including benefits accrued up to date of
termination.

   3.6  Payment of Benefits.
          -------------------
        3.6.1  Stock Benefits.  As used in this
                 --------------
section, the term "Stock Benefits" shall mean all shares of
the Company's common stock, all distributions thereon not
used by the Trustee to purchase additional shares of the
Company's common stock, any other amounts allocable to an
Eligible Stock Participant's account as of the date of such
determination, and the amount of any benefits accrued
hereunder that have not been converted into shares of the
Company's common stock.

        3.6.2 Payments.  Benefits forming a
                --------
portion of the Stock Benefits that have not been funded at
the distribution date shall be paid directly by the
Company.

             3.6.2.1   If an Eligible Stock
Participant voluntarily terminates his employment with the Company prior to attaining age 55 or is terminated with "Cause" (as hereinafter defined) at any age, all Stock
Benefits shall be forfeited to the Company and such Participant shall receive benefits under Section 2 to the same extent as if none of his benefits had ever been funded with Company stock under Section 3 of this Supplemental
Plan (subject to any prior payments made pursuant to the provisions of Section 3.4).

             3.6.2.2  Subject the Committee's sole
discretion to waive the provisions of this Section, if an Eligible Stock Participant's employment is voluntarily terminated after the attainment of age 55 and prior to attainment of age 62, his Stock Benefits shall be reduced in accordance with the early retirement reduction factors under the Retirement Plan based upon his attained age at his termination of employment and paid to him in a lump sum; that portion of his Stock Benefits not paid to him due to such reduction shall be forfeited to the Company.

             3.6.2.3  If an Eligible Stock
Participant's employment is (a) voluntarily terminated following attainment of age 62 (55 in the event the Committee elects to waive the provisions of Section 3.6.2.2 hereof) or (b) is involuntarily terminated at any age without Cause, including termination due to death or disability, all of his Stock Benefits shall be distributed to him (or to his beneficiary in the event of his death) promptly (but not sooner than sixty (60) days) following his termination of employment with the Company or its subsidiaries; provided, however, that a Participant may upon written notice to the Committee given at least one year (ninety (90) days for any such notice given prior to January 1, 1995) prior to his termination, elect an annual distribution of such Stock over a period of time of up to ten (10) years (e.g. if a ten year election, one tenth of the balance at the time of the first distribution, one ninth of the balance at the time of the second distribution, etc.) and provided further that a Participant may upon written notice to the Committee given at least one year (ninety (90) days for any such notice given prior to January 1, 1995) prior to his termination of employment elect to delay until the next calendar year following his termination of employment either the distribution of or, if the Participant has elected annual distributions over a period of time, the initial distribution from his account.
During the first fifty (50) days following a Participant's termination of employment, the Participant (or the Participant's beneficiary in the event of the Participant's death) shall have the right to elect to have the Participant's account distributed in cash, stock or a combination of cash and stock. Upon receipt of a written request that a part or all of the distribution be made in cash, the Company shall direct the Trustee to credit such Participant's account with an amount (the "Cash Portion") equal to the product of the number of shares of Stock then credited to Participant's account necessary to comply with the request (the "Diversified Shares") and the closing price of the Stock on the New York Stock Exchange Composite
Tape as of the date the request is received by the Company.
Thereafter, the Trustee shall keep such Participant's account as if the Cash Portion were invested in cash, cash equivalents, mutual funds or marketable securities as directed by the Commitee from time to time and as if the Diversified Shares had been sold.

        3.6.3  Change In Control.
                 -----------------
Notwithstanding the foregoing, in the event of a "Change in
Control" of the Company (as defined in the Rabbi Trust),
the Company shall purchase for cash all shares of Company
common stock then forming a portion of the Stock Benefits
at a per-share price equal to the the Change in Control
Price, and the Trustee shall be directed to sell such
shares upon such terms.  Immediately after the Company
purchases any shares pursuant to this Section 3.6.3, the
Committee shall cause the Trustee to effect a distribution
of all Stock Benefits, including such cash proceeds, to the
Eligible Stock Participants.  As used herein, "Change in
Control Price" means the higher of (i) the highest reported
sales price, regular way, of a share of Stock in any
transaction reported on the New York Stock Exchange
Composite Tape or other national securities exchange on
which such shares are listed or on NASDAQ, as applicable,
during the 60-day period prior to and including the date of
a Change in Control and (ii) if the Change in Control is
the result of a tender or exchange offer or a Business
Combination (as defined in the Rabbi Trust), the highest
price per share of Stock paid in such tender or exchange
offer or Business Combination.  To the extent that the
consideration paid in any such transaction described above
consists all or in part of securities or other non-cash
consideration, the value of such securities or other non-cash consideration shall be determined by the Incumbent
Board (as defined in the Rabbi Trust).

        3.6.4  Cause.  For purposes of this
                 -----
Supplemental Plan, "Cause" shall mean termination upon (a)
Participant's willful and continued failure to perform
substantially the reasonably assigned duties with the
Company consistent with those duties specified pursuant to
his contract of employment prior to a Change in Control of
the Company (other than any such failure resulting from
incapacity due to physical or mental illness) after a
demand for substantial performance is delivered to
Participant by the Chairman of the Board or Chief Executive
Officer of the Company which specifically identifies the
manner in which such person believes that Participant has
not substantially performed such assigned duties, or (b)
Participant's willful engagement in illegal conduct which
is materially and demonstrably injurious to the Company.
For purposes of this Section, no act, or failure to act on
Participant's part shall be considered "willful" unless
done, or omitted to be done, in knowing bad faith and
without reasonable belief that the action or omission was
in, or not opposed to, the best interests of the Company.
Any act, or failure to act, based upon authority given
pursuant to a resolution duly adopted by the Board or based
upon the advice of counsel for the Company shall be
conclusively presumed to be done, or omitted to be done, in
good faith and in the best interests of the Company.
Notwithstanding the foregoing, Participant shall not be
deemed to have been terminated for Cause unless and until
there shall have been delivered to him a copy of a
resolution duly adopted by the affirmative vote of not less
than three-quarters of the entire membership of the Board
at a meeting of the Board called and held for the purpose
(after reasonable notice to Participant and an opportunity
for Participant, together with his counsel, to be heard
before the Board), finding that in the good faith opinion
of the Board Participant was guilty of the conduct set
forth above in (a) or (b) of this Section and specifying
the particulars thereof in detail.

   3.7  Diversification.  After an Eligible
          ---------------
Stock Participant reaches age 55, he shall have the right,
subject to the provisions of this Section 3.7, to elect to
have up to 50% of the value of his Stock Benefits
determined as if such portion were thereafter invested in
such investments, and in such manner, as the Company's
Pension and Investment Committee shall from time to time
authorize.

SECTION 4:        General Provisions
---------           ------------------
   4.1  Committee.  This Supplemental Plan shall
          ---------
be administered by a committee of two or more directors,
each of whom is a Non-Employee Director as defined in
paragraph (b)(3) of Rule 16b-3 promulgated pursuant to the
Securities Exchange Act of 1934 (the "Committee"),
disregarding any changes in the members of the Committee
following a Change in Control of the Company. The Company
shall pay the cost of administration of the Supplemental
Plan.  The Committee shall have the power, right and duty
to interpret the provisions of the Supplemental Plan and
may from time to time adopt rules with respect to the
administration of the Supplemental Plan and the
determination and distribution of benefits under the
Supplemental Plan, and may amend any and all rules
previously established.  Any decision made by the Committee
in good faith in connection with its administration of or
responsibilities under the Supplemental Plan, including the
interpretation of any provision of the Supplemental Plan,
the application of any rule established under the
Supplemental Plan, any determination as to the officers
eligible to participate in the Supplemental Plan, the
amount allocated to each and the manner, conditions and
terms of payment of such amount, shall be conclusive on all
persons.

   4.2  Beneficiary.  A Participant's
          -----------
"beneficiary" under this Supplemental Plan means any person
who becomes entitled to benefits under the Retirement Plan
because of the Participant's death; provided that, if a
Participant dies while his benefits under this Supplemental
Plan are payable to him in installments, his beneficiary
under this Supplemental Plan shall be either (i) the person
or persons designated by him by signing and filing with the
Committee a form furnished by the Committee, or (ii) if the
Participant failed to designate a beneficiary in (i) above,
or if the beneficiary designated in (i) above dies before
the date of the Participant's death, the Participant's
estate.

   4.3  Discretion.  Notwithstanding any
          ----------
provisions in this Supplemental Plan to the contrary, the
Committee shall have the discretion to allow any benefits
to be paid that would otherwise be forfeited.

   4.4  Employment Rights.  Establishment of the
          -----------------
Supplemental Plan shall not be construed to give any
Participant the right to be retained in the Company's
service or to any benefits not specifically provided by the
Supplemental Plan.

   4.5  Interests Not Transferable.  Except as
          --------------------------
to withholding of any tax under the laws of the United
States or any state, the interests of the Participants and
their beneficiaries under the Supplemental Plan are not
subject to the claims of their creditors and may not be
voluntarily or involuntarily transferred, assigned,
alienated or encumbered, provided, however, that the
Committee shall have discretion to waive this restriction,
in whole or in part.  No Participant shall have any right
to any benefit payments hereunder prior to his termination
of employment with the Company other than pursuant to
Section 3.6.3.

   4.6  Payment with Respect to Incapacitated
          -------------------------------------
Participants or Beneficiaries.  If any person
-----------------------------
entitled to benefits under the Supplemental Plan is under a
legal disability or in the Committee's opinion is
incapacitated in any way so as to be unable to manage his
financial affairs, the Committee may direct the payment of
all or a portion of such benefits to such person's legal
representative or to a relative or friend of such person
for such person's benefit, or the Committee may direct the
application of such benefits for the benefit of such person
in any manner which the Committee may elect that is
consistent with the Supplemental Plan.  Any payments made
in accordance with the foregoing provisions of this section
shall be a full and complete discharge of any liability for
such payments.

   4.7  Limitation of Liability.  To the extent
          -----------------------
permitted by law, no person (including the Company, its
Board of Directors, the Committee, any present or former
member of the Company's Board of Directors or the
Committee, and any present or former officer of the
Company) shall be personally liable for any act done or
omitted to be done in good faith in the administration of
the Supplemental Plan.

   4.8  Controlling Law.  The laws of Wisconsin
          ---------------
shall be controlling in all matters relating to the
Supplemental Plan.

   4.9  Gender and Number.  Where the context
          -----------------
admits, words in the masculine gender shall include the
feminine and neuter genders, the plural shall include the
singular and the singular shall include the plural.

   4.10  Successor to the Company.  The term
           ------------------------
"Company" as used in the Supplemental Plan shall include
any successor to the Company by reason of merger,
consolidation, the purchase of all or substantially all of
the Company's assets or otherwise.

   4.11  Withholding for Taxes.  Notwithstanding
           ---------------------
any other provision of this Supplemental Plan, the
Committee may on behalf of the Participant withhold or
direct the Trustee to withhold from any payment to be made
under this Supplemental Plan, whether in the form of cash
or shares of stock, such amount or amounts as may be
required for purposes of complying with appropriate
federal, state or foreign tax withholding provisions.
Subject to the discretion of the Committee, no distribution
will be made to the Participant until all tax withholding
obligations have been satisfied.

SECTION 5:        Amendment and Termination
---------           -------------------------
   5.1   Amendment and Termination.  The Board
           -------------------------
of Directors of the Company reserves the right to amend the
Supplemental Plan from time to time or to terminate the
Supplemental Plan at any time, provided that no amendment
of the Supplemental Plan nor the termination of the
Supplemental Plan may cause the reduction, forfeiture or
cessation of any benefits that were accrued as of the date
of such amendment or termination and which would otherwise
be payable under this Supplemental Plan, but for such
amendment or termination.

    -------------------------------------------

                       EXHIBIT 10(d)




           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------
   SUPPLEMENTAL RETIREMENT AND STOCK FUNDING PLAN
   ----------------------------------------------
     (as amended and restated October 14, 1996)

SECTION 1:        Introduction
---------              -------------
   1.1  The Plan and its Effective Date.
          -------------------------------
Harnischfeger Industries, Inc. Supplemental Retirement and
Stock Funding Plan (the "Supplemental Plan") is the
amendment and restatement effective as of October 1, 1990
of the plan that was originally established by
Harnischfeger Industries, Inc., a Delaware corporation (the
"Company"), effective March 1, 1987 as the Harnischfeger
Industries, Inc. Supplemental Retirement Plan.

   1.2  Purpose.  The Company maintains a
          -------
Harnischfeger Salaried Employees' Retirement Plan (the
"Retirement Plan"), which is intended to meet the
requirements of a "qualified plan" under the Internal
Revenue Code of 1986, as amended (the "Code").  While the
Code and the Employee Retirement Income Security Act of
1974, as amended (the "Act"), place limitations on the
benefits which may be paid from a qualified plan, the Code
and the Act permit the payment under a non-qualified
supplemental retirement plan of the benefits which may not
be paid under the qualified plan because of such
limitations.  The purposes of this Supplemental Plan are
(i) to provide benefits which may not be provided under the
Retirement Plan because of limitations imposed by the Code
or the Act, including those relating to nondiscrimination
and maximum benefit limitations, elections to defer
compensation made by the participants, and the granting of
past service credits and (ii) to provide the opportunity
for qualified executives to have their supplemental
benefits converted into shares of the Company's common
stock upon the terms hereinafter set forth.

SECTION 2:        Participation and Benefits
----------        --------------------------
   2.1  Eligibility for Benefits Related to
          -----------------------------------
Retirement Plan.  Subject to the conditions and
---------------
limitations hereof, if a participant in the Retirement Plan
(i) has been granted credit for prior service or elected to
defer compensation which may not be taken into account
under the Retirement Plan because of applicable
nondiscrimination or other rules, or (ii) has accrued a
vested pension benefit under the Retirement Plan (or would
have accrued a vested benefit if his prior service were
taken into account), and such benefit has been limited as a
result of the maximum benefit limitations imposed by
Sections 401(a)(17) and 415 of the Code, he shall be a
participant ("Participant") in this Supplemental Plan and
shall be entitled to receive under this Supplemental Plan
the portion of his benefits under the Retirement Plan,
determined without regard to the limitations on the
inclusions of prior service or deferred compensation or the
maximum benefit limitations therein, which exceeds the
benefits payable to him under the Retirement Plan after
applying such limitations.  If a Participant was employed
by another "Harnischfeger Company", as defined in the
Retirement Plan, and such other company also maintains a
supplemental plan covering the Participant, the benefits
hereunder and under such other plan shall be limited so as
to not be duplicative and the Participant's benefits
hereunder and under such other plan shall be paid by the
Company and such other Harnischfeger Company in such
proportions as the Company shall determine.  The term
"Company" as hereinafter used shall be deemed to include a
reference to each such other Harnischfeger Company.

   2.2  Payment of Benefits.  Except to the
          -------------------
extent a Participant becomes entitled to receive Company
common stock as provided in Section 3, his benefits under
this Supplemental Plan shall be paid to him, or in the
event of his death to his beneficiary, at the same time and
in the same manner as his pension benefits under the
Retirement Plan.

   2.3  Funding.  Benefits payable under this
          -------
Supplemental Plan to a Participant or his beneficiary shall
be paid directly by the Company or at its discretion
through Harnischfeger Industries Deferred Compensation
Trust ("Rabbi Trust"), a grantor trust established by the
Company.  Prior to a "Change in Control" of the Company (as
hereinafter defined), the Company shall not be required
(but may do so in its discretion) to fund through the Rabbi
Trust or otherwise any benefits under this Supplemental
Plan, except that shares of Company stock shall be issued
and transferred to the Rabbi Trust as herein provided.

SECTION 3:   Conversion of Benefits into Common
---------      ----------------------------------
Stock
-----
   3.1  Eligible Stock Participant.  As used
          --------------------------
herein, the term "Eligible Stock Participant" means each
Participant who is an active senior executive of the
Company as of October 1, 1990 (and each Participant
designated from time to time hereafter by the Committee, as
defined in Section 4.1 hereof) whose accrued benefits as of
October 1, 1990 under this Supplemental Plan equals or
exceeds a monthly normal retirement annuity of $1,000 per
month.

   3.2  Initial Stock Funding.  Each Eligible
          ---------------------
Stock Participant shall have the right to elect to have all
benefits payable under this Supplemental Plan converted, on
the terms hereinafter set forth, into shares of the
Company's common stock and delivered into the Rabbi Trust
for the benefit of such Participant.  The present value of
each such electing Participant's prospective supplemental
pension benefits shall be calculated as of October 1, 1990
using the most recent assumptions adopted by the Company
for purposes of calculating the actuarial present value of
the Company's pension obligations, provided, however,
                               --------
that the discount rate used herein shall be one half
percent less than the discount rate used in such
assumptions.  Shares of stock equal to the number (rounded
to the nearest integer) derived by dividing the average
closing price for the Company's common stock reflected on
the New York Stock Exchange Composite Tape for the month of
September, 1990 into the aforesaid present value shall be
registered by the Company in the name of the trustee of the
Rabbi Trust (the "Trustee") and delivered to the Rabbi
Trust for allocation to such Participant's account.  The
aforesaid calculation and funding of each Participant's
account shall take place as soon as is practicable after
October 1, 1990.  The shares allocated to an Eligible Stock
Participant's account pursuant to Sections 3.2 or 3.3 may
be either treasury shares or newly issued shares provided
any treasury or newly issued shares are duly registered
pursuant to applicable federal and state securities, and
stock exchange, regulations.  Although the Company intends
to exert its best efforts so that the shares allocated or
distributed to Participants hereunder will be registered
under, or exempt from the registration requirements of, the
Securities Act of 1933 (the "Securities Act") and any
applicable state securities laws, if the allocation or
distribution would otherwise result in the violation by the
Company of any provision of the Securities Act or of any
state securities law, the Company may require that such
allocation or distribution be deferred until the Company
has taken appropriate action to avoid any such violation.

   3.3  Subsequent Stock Funding.  As soon as
          ------------------------
practicable after November 1st of each year (beginning with
November of 1991), the present value of each Eligible Stock
Participant's prospective supplemental pension benefits
payable hereunder shall be calculated as of such November
1st using the then current assumptions adopted by the
Company for purposes of calculating the actuarial present
value of the Company's pension obligations, provided that
the discount rate used for purposes of such calculation
shall be one half percent less than the rate used in such
assumptions.  Shares of the Company's common stock equal to
the number (rounded to the nearest integer) derived by
dividing the average closing price of the Company's common
stock on the New York Stock Exchange Composite Tape for the
immediately preceding month of October into the difference
between the aforesaid present value and the amount of the
present value calculated for the immediately preceding year
pursuant to the terms of this Supplemental Plan (if no
previous calculation has been made, a zero value shall be
used for the previous calculation) shall be registered by
the Company in the name of the Trustee and delivered to the
Rabbi Trust (if adequate shares or other consideration have
not theretofore been delivered by the Company to the Rabbi
Trust) for allocation to such Participant's account,
provided, however, that the total number of shares that may
be delivered by the Company to the Rabbi Trust for the
accounts of all Eligible Stock Participants during any
fiscal year shall not exceed one percent of the total
number of shares outstanding at the beginning of such
fiscal year adjusted for any stock split, stock dividend,
combination of shares or similar change in Stock, provided
further that if there are not sufficient available shares
during any fiscal year to fully fund the accounts of the
Eligible Stock Participants, all available shares for that
fiscal year shall be allocated to Eligible Stock
Participant accounts on a pro rata basis and the balance of
each Participant's account shall be paid to the Participant
in cash.  The stock allocated to an Eligible Stock
Participant's account pursuant hereto may at the Company's
option be acquired through open market purchases or may be
either treasury shares or newly issued shares provided that
any treasury or newly issued shares are duly registered
pursuant to applicable federal and state securities laws
and stock exchange regulations.  Although the Company
intends to exert its best efforts so that the shares
allocated or distributed to Participants hereunder will be
registered under, or exempt from the registration
requirements of, the Securities Act and any applicable
state securities laws, if the allocation or distribution
would otherwise result in the violation by the Company of
any provision of the Securities Act or of any state
securities law, the Company may require that such
allocation or distribution be deferred until the Company
has taken appropriate action to avoid any such violation.

   3.4  Non-Electing Eligible Stock
          ---------------------------
Participants.  If any Eligible Stock Participant
------------
shall elect not to have his supplemental benefits earned
prior to October 1, 1990 converted into the Company's
common stock as provided in Section 3.2, such supplemental
benefits shall be calculated and paid as if this
Supplemental Plan had terminated on October 1, 1990.  Any
supplemental pension benefits accruing to such Participant
after October 1, 1990 shall be converted into shares of the
Company's common stock pursuant to the provisions of
Section 3.3 and shall be calculated as if such Participant
first became an employee of the Company on October 1, 1990.

   3.5  Participants' Accounts.  An account
          ----------------------
shall be maintained in the name of each Eligible Stock
Participant which will reflect the shares of the Company's
common stock into which his benefits have been converted.
Each Eligible Stock Participant's account shall be credited
to reflect all dividends, stock splits and other
distributions with respect to such shares, and all non-stock distributions with respect to Company shares shall be invested by the Trustee in shares of the Company's common
stock through open market or other appropriate purchases as
soon as practicable after receipt of same or, if the Rabbi
Trust has unallocated shares, using such shares valued at
the last closing price for the Company's common stock on
the New York Stock Exchange Composite Tape immediately
preceding such allocation.  Each such stock account shall
be charged with any distribution made to a Participant when
made.  In addition, appropriate plan records shall be
maintained to reflect a Participant's benefits under
Section 2 which have not been converted into the Company's
common stock, including benefits accrued up to date of
termination.

   3.6  Payment of Benefits.
          -------------------
        3.6.1  Stock Benefits.  As used in this
                 --------------
section, the term "Stock Benefits" shall mean all shares of
the Company's common stock, all distributions thereon not
used by the Trustee to purchase additional shares of the
Company's common stock, any other amounts allocable to an
Eligible Stock Participant's account as of the date of such
determination, and the amount of any benefits accrued
hereunder that have not been converted into shares of the
Company's common stock.

        3.6.2 Payments.  Benefits forming a
                --------
portion of the Stock Benefits that have not been funded at
the distribution date shall be paid directly by the
Company.

             3.6.2.1   If an Eligible Stock
Participant voluntarily terminates his employment with the Company prior to attaining age 55 or is terminated with "Cause" (as hereinafter defined) at any age, all Stock
Benefits shall be forfeited to the Company and such Participant shall receive benefits under Section 2 to the same extent as if none of his benefits had ever been funded with Company stock under Section 3 of this Supplemental
Plan (subject to any prior payments made pursuant to the provisions of Section 3.4).

             3.6.2.2  Subject the Committee's sole
discretion to waive the provisions of this Section, if an Eligible Stock Participant's employment is voluntarily terminated after the attainment of age 55 and prior to attainment of age 62, his Stock Benefits shall be reduced in accordance with the early retirement reduction factors under the Retirement Plan based upon his attained age at his termination of employment and paid to him in a lump sum; that portion of his Stock Benefits not paid to him due to such reduction shall be forfeited to the Company.

             3.6.2.3  If an Eligible Stock
Participant's employment is (a) voluntarily terminated following attainment of age 62 (55 in the event the Committee elects to waive the provisions of Section 3.6.2.2 hereof) or (b) is involuntarily terminated at any age without Cause, including termination due to death or disability, all of his Stock Benefits shall be distributed to him (or to his beneficiary in the event of his death) promptly (but not sooner than sixty (60) days) following his termination of employment with the Company or its subsidiaries; provided, however, that a Participant may upon written notice to the Committee given at least one year (ninety (90) days for any such notice given prior to January 1, 1995) prior to his termination, elect an annual distribution of such Stock over a period of time of up to ten (10) years (e.g. if a ten year election, one tenth of the balance at the time of the first distribution, one ninth of the balance at the time of the second distribution, etc.) and provided further that a Participant may upon written notice to the Committee given at least one year (ninety (90) days for any such notice given prior to January 1, 1995) prior to his termination of employment elect to delay until the next calendar year following his termination of employment either the distribution of or, if the Participant has elected annual distributions over a period of time, the initial distribution from his account.
During the first fifty (50) days following a Participant's termination of employment, the Participant (or the Participant's beneficiary in the event of the Participant's death) shall have the right to elect to have the Participant's account distributed in cash, stock or a combination of cash and stock. Upon receipt of a written request that a part or all of the distribution be made in cash, the Company shall direct the Trustee to credit such Participant's account with an amount (the "Cash Portion") equal to the product of the number of shares of Stock then credited to Participant's account necessary to comply with the request (the "Diversified Shares") and the closing price of the Stock on the New York Stock Exchange Composite
Tape as of the date the request is received by the Company.
Thereafter, the Trustee shall keep such Participant's account as if the Cash Portion were invested in cash, cash equivalents, mutual funds or marketable securities as directed by the Commitee from time to time and as if the Diversified Shares had been sold.

        3.6.3  Change In Control.
                 -----------------
Notwithstanding the foregoing, in the event of a "Change in
Control" of the Company (as defined in the Rabbi Trust),
the Company shall purchase for cash all shares of Company
common stock then forming a portion of the Stock Benefits
at a per-share price equal to the the Change in Control
Price, and the Trustee shall be directed to sell such
shares upon such terms.  Immediately after the Company
purchases any shares pursuant to this Section 3.6.3, the
Committee shall cause the Trustee to effect a distribution
of all Stock Benefits, including such cash proceeds, to the
Eligible Stock Participants.  As used herein, "Change in
Control Price" means the higher of (i) the highest reported
sales price, regular way, of a share of Stock in any
transaction reported on the New York Stock Exchange
Composite Tape or other national securities exchange on
which such shares are listed or on NASDAQ, as applicable,
during the 60-day period prior to and including the date of
a Change in Control and (ii) if the Change in Control is
the result of a tender or exchange offer or a Business
Combination (as defined in the Rabbi Trust), the highest
price per share of Stock paid in such tender or exchange
offer or Business Combination.  To the extent that the
consideration paid in any such transaction described above
consists all or in part of securities or other non-cash
consideration, the value of such securities or other non-cash consideration shall be determined by the Incumbent
Board (as defined in the Rabbi Trust).

        3.6.4  Cause.  For purposes of this
                 -----
Supplemental Plan, "Cause" shall mean termination upon (a)
Participant's willful and continued failure to perform
substantially the reasonably assigned duties with the
Company consistent with those duties specified pursuant to
his contract of employment prior to a Change in Control of
the Company (other than any such failure resulting from
incapacity due to physical or mental illness) after a
demand for substantial performance is delivered to
Participant by the Chairman of the Board or Chief Executive
Officer of the Company which specifically identifies the
manner in which such person believes that Participant has
not substantially performed such assigned duties, or (b)
Participant's willful engagement in illegal conduct which
is materially and demonstrably injurious to the Company.
For purposes of this Section, no act, or failure to act on
Participant's part shall be considered "willful" unless
done, or omitted to be done, in knowing bad faith and
without reasonable belief that the action or omission was
in, or not opposed to, the best interests of the Company.
Any act, or failure to act, based upon authority given
pursuant to a resolution duly adopted by the Board or based
upon the advice of counsel for the Company shall be
conclusively presumed to be done, or omitted to be done, in
good faith and in the best interests of the Company.
Notwithstanding the foregoing, Participant shall not be
deemed to have been terminated for Cause unless and until
there shall have been delivered to him a copy of a
resolution duly adopted by the affirmative vote of not less
than three-quarters of the entire membership of the Board
at a meeting of the Board called and held for the purpose
(after reasonable notice to Participant and an opportunity
for Participant, together with his counsel, to be heard
before the Board), finding that in the good faith opinion
of the Board Participant was guilty of the conduct set
forth above in (a) or (b) of this Section and specifying
the particulars thereof in detail.

   3.7  Diversification.  After an Eligible
          ---------------
Stock Participant reaches age 55, he shall have the right,
subject to the provisions of this Section 3.7, to elect to
have up to 50% of the value of his Stock Benefits
determined as if such portion were thereafter invested in
such investments, and in such manner, as the Company's
Pension and Investment Committee shall from time to time
authorize.

SECTION 4:        General Provisions
---------           ------------------
   4.1  Committee.  This Supplemental Plan shall
          ---------
be administered by a committee of two or more directors,
each of whom is a Non-Employee Director as defined in
paragraph (b)(3) of Rule 16b-3 promulgated pursuant to the
Securities Exchange Act of 1934 (the "Committee"),
disregarding any changes in the members of the Committee
following a Change in Control of the Company. The Company
shall pay the cost of administration of the Supplemental
Plan.  The Committee shall have the power, right and duty
to interpret the provisions of the Supplemental Plan and
may from time to time adopt rules with respect to the
administration of the Supplemental Plan and the
determination and distribution of benefits under the
Supplemental Plan, and may amend any and all rules
previously established.  Any decision made by the Committee
in good faith in connection with its administration of or
responsibilities under the Supplemental Plan, including the
interpretation of any provision of the Supplemental Plan,
the application of any rule established under the
Supplemental Plan, any determination as to the officers
eligible to participate in the Supplemental Plan, the
amount allocated to each and the manner, conditions and
terms of payment of such amount, shall be conclusive on all
persons.

   4.2  Beneficiary.  A Participant's
          -----------
"beneficiary" under this Supplemental Plan means any person
who becomes entitled to benefits under the Retirement Plan
because of the Participant's death; provided that, if a
Participant dies while his benefits under this Supplemental
Plan are payable to him in installments, his beneficiary
under this Supplemental Plan shall be either (i) the person
or persons designated by him by signing and filing with the
Committee a form furnished by the Committee, or (ii) if the
Participant failed to designate a beneficiary in (i) above,
or if the beneficiary designated in (i) above dies before
the date of the Participant's death, the Participant's
estate.

   4.3  Discretion.  Notwithstanding any
          ----------
provisions in this Supplemental Plan to the contrary, the
Committee shall have the discretion to allow any benefits
to be paid that would otherwise be forfeited.

   4.4  Employment Rights.  Establishment of the
          -----------------
Supplemental Plan shall not be construed to give any
Participant the right to be retained in the Company's
service or to any benefits not specifically provided by the
Supplemental Plan.

   4.5  Interests Not Transferable.  Except as
          --------------------------
to withholding of any tax under the laws of the United
States or any state, the interests of the Participants and
their beneficiaries under the Supplemental Plan are not
subject to the claims of their creditors and may not be
voluntarily or involuntarily transferred, assigned,
alienated or encumbered, provided, however, that the
Committee shall have discretion to waive this restriction,
in whole or in part.  No Participant shall have any right
to any benefit payments hereunder prior to his termination
of employment with the Company other than pursuant to
Section 3.6.3.

   4.6  Payment with Respect to Incapacitated
          -------------------------------------
Participants or Beneficiaries.  If any person
-----------------------------
entitled to benefits under the Supplemental Plan is under a
legal disability or in the Committee's opinion is
incapacitated in any way so as to be unable to manage his
financial affairs, the Committee may direct the payment of
all or a portion of such benefits to such person's legal
representative or to a relative or friend of such person
for such person's benefit, or the Committee may direct the
application of such benefits for the benefit of such person
in any manner which the Committee may elect that is
consistent with the Supplemental Plan.  Any payments made
in accordance with the foregoing provisions of this section
shall be a full and complete discharge of any liability for
such payments.

   4.7  Limitation of Liability.  To the extent
          -----------------------
permitted by law, no person (including the Company, its
Board of Directors, the Committee, any present or former
member of the Company's Board of Directors or the
Committee, and any present or former officer of the
Company) shall be personally liable for any act done or
omitted to be done in good faith in the administration of
the Supplemental Plan.

   4.8  Controlling Law.  The laws of Wisconsin
          ---------------
shall be controlling in all matters relating to the
Supplemental Plan.

   4.9  Gender and Number.  Where the context
          -----------------
admits, words in the masculine gender shall include the
feminine and neuter genders, the plural shall include the
singular and the singular shall include the plural.

   4.10  Successor to the Company.  The term
           ------------------------
"Company" as used in the Supplemental Plan shall include
any successor to the Company by reason of merger,
consolidation, the purchase of all or substantially all of
the Company's assets or otherwise.

   4.11  Withholding for Taxes.  Notwithstanding
           ---------------------
any other provision of this Supplemental Plan, the
Committee may on behalf of the Participant withhold or
direct the Trustee to withhold from any payment to be made
under this Supplemental Plan, whether in the form of cash
or shares of stock, such amount or amounts as may be
required for purposes of complying with appropriate
federal, state or foreign tax withholding provisions.
Subject to the discretion of the Committee, no distribution
will be made to the Participant until all tax withholding
obligations have been satisfied.

SECTION 5:        Amendment and Termination
---------           -------------------------
   5.1   Amendment and Termination.  The Board
           -------------------------
of Directors of the Company reserves the right to amend the
Supplemental Plan from time to time or to terminate the
Supplemental Plan at any time, provided that no amendment
of the Supplemental Plan nor the termination of the
Supplemental Plan may cause the reduction, forfeiture or
cessation of any benefits that were accrued as of the date
of such amendment or termination and which would otherwise
be payable under this Supplemental Plan, but for such
amendment or termination.

    -------------------------------------------


                            EXHIBIT 10(e)


           HARNISCHFEGER INDUSTRIES, INC.
      ---------------------------------------
         DIRECTORS STOCK COMPENSATION PLAN
         ---------------------------------
     (as amended and restated October 14, 1996)


   1.   Purpose.  The Harnischfeger Industries,
          -------
Inc. Directors Stock Compensation Plan (the "Directors
Plan") has been established effective as of March 2, 1992
by Harnischfeger Industries, Inc., a Delaware corporation
(the "Company"), to provide benefits to certain members of
the Board of Directors of the Company (the "Board").  The
Directors Plan is intended to assist and enable the Company
to attract and retain directors of the highest capabilities
and to facilitate the director's ability to acquire an
ownership interest in the common stock of the Company.

   2.   Administration.  The Plan will be
          --------------
administered by a committee of two or more directors, each
of whom is a Non-Employee Director as defined in paragraph
(b)(3) of Rule 16b-3 promulgated pursuant to the Securities
Exchange Act of 1934 as amended (the "Committee"), which
Committee from time to time may delegate the performance of
certain of its ministerial duties under the Plan, such as
the keeping of records and participants' accounts, to such
person or persons as it may select.

   3.   Eligibility.  Effective on and after
          -----------
March 2, 1992, each member of the Board who serves on the
Board as a director at any time after March 2, 1992, and
who is not an employee of the Company (herein "Director")
is eligible to participate in the Plan.

   4.   Participation.  As of March 2, 1992,
          -------------
each Director shall have the right to have up to 100% of
such Director's annual retainer and meeting fees (including
fees for committee meetings) (collectively, the
"Compensation") payable during the period beginning March
2, 1992 and ending October 31, 1992 (the "Initial Period")
and the  12 month period beginning each November 1st
starting with November 1, 1992 ("Plan Year") converted into
shares of the Company's common stock ("Stock") and
delivered into the Harnischfeger Industries Deferred
Compensation Trust ("Rabbi Trust") for the benefit of such
Director subject to the following terms:

        (a)  Written notice shall be given by a
   Director to the Company prior to March 3, 1992 for the Initial Period and annually prior to May 1 of each subsequent Plan Year stating that such Director elects to convert into Stock up to 100% of such Director's Compensation payable during the Initial
   Period or the next Plan Year respectively. Directors who become Directors on or after May 1 of any Plan
   Year may by written notice to the Company elect to covert their Compensation into Stock under the Directors Plan effective six months after the date such notice is delivered to the Company.

        (b)  As soon as practicable after each date
   determined by the Company for payment of compensation to Directors, the number of shares of Stock (rounded to the nearest whole share) derived by dividing the closing price of the Stock on the New York Stock
   Exchange Composite Tape on such payment date into the amount of Compensation each Director has elected to convert into Stock shall be delivered into the Rabbi
   Trust for the benefit of such Director.

        (c)  The annual retainer fee for Directors
   shall be $22,600.00, the fee for each Board meeting attended shall be $1,250.00 and the fee for each meeting of a committee or subcommittee of the Board attended shall be $1,000.000 for regular members and $1,250.00 for committee and subcommittee chairs, provided that, subject to Section 15 hereof, the amount of such fees may be changed at the discretion of the Company from time to time.

   5.   Source of Stock.  The Stock allocated to
          ---------------
each Director's account pursuant hereto may at the
Company's option be acquired through open market purchase,
or may be either treasury shares or newly issued shares;
provided that any treasury or newly issued shares are duly
registered pursuant to applicable federal and state
securities laws and stock exchange regulations.  The
Company may, in lieu of delivering shares to the trustee of
the Rabbi Trust (the "Trustee"), direct the Trustee to use
for the purposes of this Directors Plan shares of Stock
previously delivered by the Company to the Rabbi Trust if
such shares have not been allocated to the account of any
Directors Plan participant.  Although the Company intends
to exert its best efforts so that the shares allocated or
distributed to Directors hereunder will be registered
under, or exempt from the registration requirements of, the
Securities Act of 1933 (the "Securities Act") and any
applicable state securities laws, if the allocation or
distribution would otherwise result in the violation by the
Company of any provision of the Securities Act or of any
state securities law, the Company may require that such
allocation or distribution be deferred until the Company
has taken appropriate action to avoid any such violation.

   6.   Participants' Accounts.  An account
          ----------------------
shall be maintained in the name of each Director
participating in the Plan which will reflect the shares of
Stock into which his Compensation has been converted, and
shall be credited to reflect all dividends, stock splits
and other distributions with respect to such shares.  All
cash distributions with respect to Stock shall be invested
by the Trustee in shares of Stock through open market or
other appropriate purchases as soon as practicable after
receipt of same.  Each such Stock account shall be charged
with any distribution made to a Director when made.

   7.   Distribution of Stock.  The Stock in a
          ---------------------
Director's account shall be distributed to him (or to his
beneficiary in the event of his death) promptly (but not
sooner than sixty (60) days) following the termination of
his status as a Director of the Company; provided, however,
that a Director may upon written notice to the Company
given one year prior to his termination, request that the
Company approve an annual distribution of such Stock over a
period of time not to exceed ten (10) years (e.g. if a ten
year election, one tenth of the balance at the time of the
first distribution, one ninth of the balance at the time of
the second distribution, etc.) and provided further that a
Director may upon written notice to the Company given at
least one year prior to termination of his status as a
Director elect to delay until the next calendar year
following termination of his status as a Director either
the distribution of or, if the Director has elected annual
distributions over a period of time, the initial
distribution from his account.  During the first fifty (50)
days following a Director's termination, the Director (or
the Director's beneficiary in the event of the Director's
death) shall have the right to elect to have the Director's
account distributed in cash, stock or a combination of cash
and stock.  Upon receipt of a request that a part or all of
the distribution be made in cash, the Company shall direct
the Trustee to credit such Participant's account with an
amount (the "Cash Portion") equal to the product of the
number of shares of Stock then credited to Participant's
account necessary to comply with the request (the
"Diversified Shares")  and the closing price of the Stock
on the New York Stock Exchange Composite Tape as of the
date the request is received by the Company.  Thereafter,
the Trustee shall keep such Participant's account as if the
Cash Portion were invested in cash, cash equivalents,
mutual funds or marketable securities as directed by the
Commitee from time to time and as if the Diversified Shares
had been sold.

   8.   Change in Control.  Notwithstanding the
          -----------------
foregoing, in the event of a "Change in Control" of the
Company (as defined in the Rabbi Trust), the Company shall
purchase for cash all shares of Stock then in all
Directors' accounts at a per-share price equal to the the
Change in Control Price, and the Trustee is directed to
sell such shares upon such terms.  Immediately after the
Company purchases any shares pursuant to this Section 9,
the Committee shall cause the Trustee to effect a
distribution of all cash proceeds to the Directors in
accordance with their accounts. As used herein, "Change in
Control Price" means the higher of (i) the highest reported
sales price, regular way, of a share of Stock in any
transaction reported on the New York Stock Exchange
Composite Tape or other national securities exchange on
which such shares are listed or on NASDAQ, as applicable,
during the 60-day period prior to and including the date of
a Change in Control and (ii) if the Change in Control is
the result of a tender or exchange offer or a Business
Combination (as defined in the Rabbi Trust), the highest
price per share of Stock paid in such tender or exchange
offer or Business Combination.  To the extent that the
consideration paid in any such transaction described above
consists all or in part of securities or other non-cash
consideration, the value of such securities or other non-cash consideration shall be determined by the Incumbent
Board (as defined in the Rabbi Trust).

   9.   Designation of Beneficiaries.  Each
          ----------------------------
Director from time to time may name any person or persons
(who may be named concurrently, contingently or
successively) to whom his benefits under the Plan are to be
paid if he dies before he receives the proceeds of his
Directors Plan account.  Each such beneficiary designation
will revoke all prior designations by the Director, shall
not require the consent of any previously named
beneficiary, shall be in a form prescribed by the Company,
and will be effective only when filed with the Company
during the Director's lifetime.  If a Director fails to
designate a beneficiary before his death, as provided
above, or if the beneficiary designated by a Director dies
before the date of the Director's death or before complete
payment of the Director's Stock Compensation Plan account,
the Company, in its discretion, may pay such benefits to
either (i) one or more of the Director's relatives by
blood, adoption or marriage and in such proportions as the
Company determines, or (ii) the legal representative or
representatives of the estate of the last to die of the
Director and his designated beneficiary.

   10.  General.  No Director or other person
          -------
shall have any right, title or interest in any amount
awarded under this Plan prior to the payment thereof to
such person.  No rights or interests of Directors under
this Plan shall be assignable either voluntarily or
involuntarily.  Neither the Company nor any officer of the
Company shall be personally liable for any act done or
omitted to be done in good faith in the administration of
the Plan.

   11.  Facility of Payment.  When a person
          -------------------
entitled to benefits under the Plan is under legal
disability, or, in the Company's opinion, is in any way
incapacitated so as to be unable to manage his affairs, the
Company may direct the payment of benefits to such person's
legal representative, or to a relative or friend of such
person for such person's benefit, or the Company may direct
the application of such benefits for the benefit of such
person.  Any payments made in accordance with the preceding
sentence shall be a full and complete discharge of any
liability for such payment under the Plan.

   12.  Withholding for Taxes.  Notwithstanding
          ---------------------
any other provision of the Plan, the Company may on behalf
of the Directors withhold or direct the Trustee to withhold
from any payment to be made under the Directors Plan,
whether in the form of cash or stock, such amount or
amounts as may be required for purposes of complying with
applicable federal, state or foreign tax withholding
provisions.  Subject to the discretion of the Company, no
distribution will be made to the Director until all tax
withholding obligations have been satisfied.

   13.  Benefit Statements.  The Company shall
          ------------------
provide statements of account to participating Directors on
a periodic basis but not less than annually in such form
and at such time as it deems appropriate.

   14.  Amendment and Termination.  The Board of
          -------------------------
Directors of the Company hereby reserves the right to amend
this Plan from time to time and to terminate this Plan at
any time, except that no such amendment or any termination
of this Plan shall change the terms and conditions of
payment of any Compensation previously payable to a
Director without the consent of the Director concerned, nor
shall any termination of the Plan eliminate any obligations
of the Company which theretofore shall have arisen under
the Plan.

   15.  Controlling Law.  The laws of Wisconsin
          ---------------
shall be controlling in all matters relating to the Plan.

   16.  Gender and Number.  Where the context
          -----------------
admits, words in the masculine gender shall include the
feminine and neuter genders, the plural shall include the
singular and the singular shall include the plural.


   ---------------------------------------------


                            EXHIBIT 10(j)

                  AMENDMENT No. 1
to the agreement as amended and restated as of October 9, 1995 (the "Trust Agreement")
                 providing for the
HARNISCHFEGER INDUSTRIES DEFERRED COMPENSATION TRUST
 by and between Harnischfeger Industries, Inc. (the
"Company")
and Marshall & Ilsley Trust Company (the "Trustee").

   WHEREAS, amendment of the Trust Agreement now is considered desirable;

   NOW, THEREFORE, by virtue and in exercise of the power reserved to the Company and Trustee by paragraph 10.1 of the trust, the Trust Agreement be and hereby is amended, effective September __, 1996, in the following particulars:

   1. By inserting at the end of paragraph 3.1 (c) the following:

        "Nothing contained in this paragraph 3.1 (c) is intended to have the effect of making the assets of the Trust unavailable to the general creditors of the Company as provided in paragraph 5.4 hereof, and this paragraph 3.1
        (c) shall be subject in its entirety to the provisions of paragraph 5.4 hereof."

   2. By substituting for subparagraph 5.4 the following:

             "5.4 Claims of Creditors.  Rights
                  -------------------
of Participants shall be unsecured contractual rights and
Trust Assets shall be treated as assets of the Company and
shall be subject to the claims of the general creditors of
the Company.  In the event that any of the Trust Assets are
at any time paid to a creditor of the Company (including
without limitation the Trustee, in its capacity as such,
but excluding a Participant or a Beneficiary in his
capacity as such), the Trustee will immediately notify the
Committee and the Company will, within ten business days
after receipt of such notice, deposit equivalent assets
with the Trustee as additional Trust Assets."

   3. By substituting for subparagraph 10.1 of the Trust Agreement the following:

             "10.1     Amendment. This Trust
                         ---------
Agreement may be amended by a written instrument executed
by the Committee and the Trustee; provided that, this Trust
Agreement may not be amended in any manner that may
reasonably be expected to be adverse to any Participant
unless such Participant gives his or her signed consent to
such amendment.  Neither the Company, the Committee nor the
Trustee may take any action with respect to the Trust that
may have an adverse effect on the ability of the Trustee to
make payments to the Participants hereunder, including
without limitation merging the Trust, transferring Trust
assets from the Trust other than to the Participants or in
accordance with paragraph 5.4 and terminating the Trust."
   IN WITNESS WHEREOF,  this Amendment No. 1 has been executed by the undersigned members of the Committee and on behalf of the Company and the Trustee.

                  HARNISCHFEGER INDUSTRIES, INC.


                  By:  ________________________
                       Jeffery T. Grade
                  Its:      Chairman and Chief Executive                      Officer


                  By:  ________________________
                       John N. Hanson
                  Its: President and Chief Operating                          Officer


                  By:  ________________________
                       K. Thor Lundgren
                  Its: Executive Vice President for Law
                       and Government Affairs


                  By:  ________________________
                       Francis M. Corby, Jr.
                  Its: Executive Vice President for Finance
                       and Administration
                       As members of the Management
                       Policy Committee of
                       Harnischfeger Industries, Inc.



             MARSHALL & ILSLEY TRUST COMPANY,
             as Trustee

                  By: ______________________


                  Its: ______________________


ATTEST:

_______________________

Its: ____________________

        (SEAL)

                                       EXHIBIT 11


                      HARNISCHFEGER INDUSTRIES, INC.
                CALCULATIONS OF EARNINGS (LOSS) PER SHARE
    (Dollar amounts in thousands except per share amounts)


                                    Year Ended October 31,
                                   --------------------
    Determination of Number of Shares                 1996
------------------------------------              -------

Average shares outstanding.................    47,196,388


                 Net Income (Loss)
       ----------------
Income from Continuing Operations...........              $114,217
Loss from and Net Loss on Sale of of
  Discontinued
  Operations, net of applicable income taxes ..        -
Extraordinary Loss on Retirement of Debt, net
  of applicable income taxes...................        -
Cumulative Effect of Accounting Change, net of
  applicable
  taxes and minority interest...................            -                                                   ---------
Net Income (Loss)..............................      $114,217
                                                  =========
                      Earnings (Loss) Per Share
    --------------------------
Income from continuing operations..............        $ 2.42
Loss from and net loss on sale of
 discontinued operation..........................      -
Extraordinary loss on retirement of debt.........      -
Cumulative effect of accounting change...........       -
                                                  ---------
Net Income (Loss) Per Share......................           $ 2.42
                                                  ========


                                      EXHIBIT 11

                         HARNISCHFEGER INDUSTRIES, INC.
                CALCULATIONS OF EARNINGS (LOSS) PER SHARE
     (Dollar amounts in thousands except per share amounts)


                                    Year Ended October 31,
                                    -----------------------
 Determination of Number of Shares            1995       1994
----------------------------------       -----       ------
Average shares outstanding........  46,218,144   43,716,464
                                    ==========  ===========

                 Net Income (Loss)

Income from Continuing Operations....           $ 92,120       $ 36,593
Loss from and Net Loss on Sale of
  of Discontinued
  Operations, net of applicable
  income taxes.............             (31,235)    (3,982)
Extraordinary Loss on Retirement
  of Debt, net of
  applicable income taxes...........      (3,481)    (4,827)
Cumulative Effect of Accounting
  Change, net of applicable
  taxes and minority interest.......           -    (81,696)
                                        --------   ---------
Net Income (Loss).................      $ 57,404   $(53,912)
                                        ========   =========
                      Earnings (Loss) Per Share
     -------------------------
Income from continuing operations....     $ 1.99     $ 0.84
Loss from and net loss on sale of
 discontinued operation..............      (0.67)     (0.09)
Extraordinary loss on retirement of debt   (0.08)     (0.11)
Cumulative effect of accounting change         -      (1.87)
                                        ---------   ---------
Net Income (Loss) Per Share.........      $ 1.24     $(1.23)
                                        =========   =========

Management's Discussion and Analysis of Financial
Statements

Overview

Fiscal 1996 was a year of global growth and financial achievement. The Company reported strong financial results, showing income from continuing operations of $114.2 million, or $2.42 per share, on consolidated net sales of $2,863.9 million. Included in income from continuing operations was a restructuring charge totaling $43.0 million ($21.8 million after tax and minority interest, or $0.46 per share). This compares with income from continuing operations of $92.1 million, or $1.99 per share, in 1995 on sales of $2,152.1 million. In addition, bookings increased
33% in 1996 while backlog at October 31, 1996 was up 39%.

All three of the Company's core business segments continued to experience strong order and sales activity. Leading the way in 1996 was the Mining Equipment segment, which includes P&H Mining Equipment and Joy Mining Machinery
("Joy"). The segment reported net sales of $1,405.9 million, up 49% over 1995 levels, reflecting continued expansion, the acquisition of Dobson Park Industries plc
("Dobson") and growth in the worldwide mining market.
Operating income improved from $122.1 million in 1995 to $183.1 million in 1996.

The Pulp and Paper Machinery segment also reported strong results with net sales of $1,134.8 million, up 17% from 1995. The increase is due to continued strength in the market for papermaking machines and the acquisition of the Pulp Machinery Division of Ingersoll-Rand Company
("IMPCO").

Sales for the Material Handling segment increased 35% to $323.2 million in 1996 from $239.9 million in 1995.
Operating income increased from $22.9 million in 1995 to $33.1 million in 1996. These strong results are due primarily to improved results in existing product lines and continued global expansion.

In 1996, the strategy of focusing on the five characteristics required of a core business - a global marketplace, leadership positions in the industries served, strong aftermarket sales potential, technological superiority and the ability to earn positive Economic Value
Added ("EVA") - continued to steer the actions of the Company.

Acquisitions once again were a prominent feature of this strategy. In early 1996, the Company completed the Dobson acquisition. Dobson, a manufacturer of roof supports and face conveyors, is complementary with the fiscal 1995 purchase of Joy, a producer of underground mining equipment, and has significantly strengthened the Mining
Equipment segment. On March 27, 1996, the Company's Beloit
Corporation subsidiary purchased the assets of IMPCO. This acquisition strengthens pulping equipment product lines and enables Beloit to grow through existing global distribution channels.

Fiscal 1996 marked the fourth year that the Company was guided by the EVA philosophy and the third year that EVA has been fully implemented for purposes of management incentive compensation. EVA, which measures operating results after taxes in excess of the after-tax cost of capital, has helped to maintain and sometimes reduce the capital base at a time of increasing profits and sales.
Each of the Company's segments posted positive EVA achievement in 1996.

The discussion in Management's Discussion and Analysis contains forward-looking statements. When used in this document, terms such as "anticipate", "believe", "estimate", "expect", "indicate", "may be", "objective",
"plan", "predict", and "will be" are intended to identify such statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those projected. (See Cautionary Factors below)

Acquisitions and Divestitures
Fiscal 1996 was a year of continued global expansion for the Company. Key acquisitions in each segment enhanced the Company's presence in the worldwide market.

In early fiscal 1996, the Company completed the acquisition of Dobson which firmly establishes the Company as a world leader in both surface and underground mining equipment.
The transaction was completed for a purchase price of $330 million, including acquisition costs, plus the assumption of net debt of approximately $40.0 million. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years.

Dobson, headquartered in the United Kingdom, was an industrial engineering group with interests in mining equipment, industrial electronic control systems, toys and plastics. Longwall International ("Longwall"), the main subsidiary of Dobson, was engaged in the manufacture, sale and service of mining equipment for the international coal mining industry. Its principal products included electronically controlled roof support systems and armored face conveyors. The acquisition of Dobson enables Joy to offer integrated, underground longwall mining systems to the worldwide mining industry.

As a part of the Dobson acquisition, several non-mining businesses were designated as businesses for sale. The original value of the businesses was set at $100.0 million.
At October 31, 1996, three businesses remain unsold with a total assigned value of $26.2 million. It is expected that these remaining businesses will be sold within the next year. Profit/losses of these businesses generated during the period have been excluded from operating results.

On March 27, 1996, the Company's Beloit Corporation subsidiary purchased the assets of IMPCO for $119.2 million, including acquisition costs. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years. With this acquisition, Beloit now offers a full line of pulping machinery and systems.

On November 29, 1994, the Company completed the acquisition of Joy Technologies Inc. ("JTI") through a stock-for-stock merger following approval of the merger by shareholders of each company. Under the terms of the acquisition, accounted for as a pooling of interests, the Company exchanged
17,720,750 shares of Company common stock for all of JTI's
31,353,000 outstanding shares, at an exchange ratio of
 .5652 of a share of the Company's common stock for each of JTI's common shares.

Effective November 1, 1994, the fiscal year for JTI was conformed to the Company's fiscal year. All periods presented have been retroactively restated. Amounts related to JTI in fiscal 1994 have been retroactively adjusted to reflect the adoption of Statement of Financial Accounting
Standards ("SFAS") No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions", through the immediate recognition of the obligation to conform with the Company's adoption. In addition, JTI's operating results for the period February 26, 1994 to November 1, 1994, a net loss of $(4.6) million on sales of $293.3 million, have been reflected as an adjustment to the combined Company's retained earnings on November 1, 1994.

Transaction costs incurred to complete the JTI merger of $17.5 million ($11.4 million after tax, or $0.24 per share) were charged to income and consisted primarily of investment banker, attorney and accountant fees, severance and related benefits, and printing, mailing and registration expenses.

In September, 1994, the Material Handling segment completed the acquisition of Morris Mechanical Handling Limited in the United Kingdom for a purchase price of $24.9 million.
The acquisition was accounted for as a purchase with resultant goodwill being amortized over 40 years.

In addition, during fiscal years 1994 through 1996, the Company made several smaller acquisitions in each of the three business segments. All acquisitions were accounted for as purchase transactions. Resultant goodwill is being amortized over a 30- or 40-year period.

On April 12, 1995, the Company announced its decision to divest of Joy Environmental Technologies ("JET"), a unit of JTI that supplies air pollution and ash handling equipment for electric utilities and other industrial operations.
Accordingly, the operating results of JET were segregated and reflected in the Consolidated Statement of Income as a discontinued operation. In December, 1995, the Company completed the sale of JET to Babcock and Wilcox, an operating unit of McDermott International, for $11.7 million. The loss on the sale, net of applicable taxes, was recorded in fiscal 1995.

In fiscal 1994, the Company announced its decision to divest of Syscon Corporation ("Syscon"), the remaining unit in the Company's Systems Group. The assets and liabilities and operating results of Syscon were segregated in the consolidated financial statements and were reflected as net assets and results of discontinued operations in the Consolidated Balance Sheet and Consolidated Statement of
Income, respectively. On February 16, 1995, the Company completed the sale of Syscon to Logicon, Inc. for a cash price of $45.0 million. In connection with this sale, the Company recorded a loss on sale of discontinued operations of $(21.9) million, or $(0.48) per share, net of applicable income taxes, in the first quarter of 1995.

Results of Operations - Consolidated

Sales: Worldwide sales in fiscal 1996 amounted to $2,863.9 million representing an increase of 33% over 1995 sales of $2,152.1 million. All three segments reported strong increases, led by a 49% increase in the Mining Equipment segment. The Pulp and Paper Machinery segment sales increased 17% over the prior year and Material Handling segment sales increased 35% over the prior year.

Sales for fiscal 1995 of $2,152.1 million were 39% greater than 1994 sales of $1,551.7 million, led by a strong increase in the Pulp and Paper Machinery segment of 36%.
Sales for the Mining Equipment segment rose 29%. The
Material Handling segment reported an increase of 119% due mainly to the full-year impact of the Morris Mechanical
Handling Limited acquisition.


Costs and Expenses: Costs of sales increased 30% to $2,166.8 million in 1996 from $1,671.9 million in 1995.
Strong increases in sales volume during the period were the primary reason for the increase. Product development, selling and administrative expenses as a percent of sales were 15.1% in 1996 and 15.4% in 1995.
This level of expenses reflects continued efforts by the Company to control costs.
Cost of sales for 1995 increased 40% to $1,671.9 million from $1,195.9 million in 1994. This increase is consistent with the 39% increase in sales for the same period. Product development, selling and administrative expenses as a percent of sales decreased to 15.4% from 18.0% in 1994.

Operating Results from Continuing Operations: The Company reported income from continuing operations of $114.2 million in 1996 ($136.0 million, or $2.88 per share before the non-recurring restructuring charge), as compared to income from continuing operations of $92.1 million in 1995 and $36.6 million in 1994. The primary factor contributing to the increase in 1996 was a $62.6 million increase in operating income offset by an increase in interest expense resulting from acquisition debt and higher taxes due to higher pre-tax results.

1996 Restructuring Actions
In the fourth quarter of fiscal 1996, the Company's Beloit
Corporation subsidiary recorded a restructuring charge of $43.0 million ($21.8 million after tax and minority interest, or $0.46 per share). The focus of the restructuring is to improve financial returns and increase customer satisfaction while significantly reducing costs and cycle times. It is expected that the restructuring actions will be substantially completed by the end of fiscal 1997.

Details regarding specific restructuring actions are as follows:

(in thousands)
Employee severance                            $15,900
Machinery and equipment dispositions            7,600
Closure of facilities                           6,800
Sale of businesses                              6,000
Other                                           6,700
                                             ----------
Pre-tax charge                                $43,000
                                             ==========

The cash and noncash elements of the restructuring charge approximate $27.7 million and $15.3 million, respectively.
It is expected that restructuring actions will be funded through cash flows from continuing operations.

Additional details are discussed in the (Operating Results by Business Segment) section which follows and in the Notes to Consolidated Financial Statements (Note 3 -
Restructuring Charge).

Income Taxes
The Company's effective tax rate from continuing operations was 35.0% in 1996 (compared to a 35.0% federal statutory rate), 35.0% in 1995, and 26.5% in 1994. The effective tax rate in 1994 differed from the federal statutory rate of 35.0% due primarily to differences in foreign and U.S. tax rates, general business credits and lower state taxes due to net operating losses for state income tax purposes.

A more detailed discussion of income taxes can be found in the Notes to Consolidated Financial Statements (Note 6 -
Income Taxes).

Adoption of New Accounting Standards
During the first quarter of fiscal 1994, the Company adopted SFAS No. 109, "Accounting for Income Taxes", by restating prior years' financial statements, retroactive to 1989. The impact of adopting this standard was to reduce previously reported shareholders' equity by $15.0 million at November 1, 1991.

During the first quarter of fiscal 1994, the Company adopted SFAS No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions" through the immediate recognition of the obligation. Under SFAS 106, the costs of retiree health care and life insurance benefits are accrued over relevant employee service periods. Previously, these costs were charged to expense as claims were paid. The cumulative effect of the accounting change required by this standard was a one-time, pre-tax charge of $136.3 million ($81.7 million, or $1.87 per share after taxes and minority interest). The discount rate used to determine the liability was 8.2%.

In 1993, the Board of Directors of the Company approved a general approach that would culminate in the elimination of all Company contributions towards postretirement health care benefits. Increases in costs paid by the Company were capped for certain plans beginning in 1994 extending through 1998 and Company contributions will be eliminated on January 1, 1999 for most employee groups, excluding Joy.
For Joy, based upon existing plan terms, future eligible retirees will participate in a premium cost-sharing arrangement which is based on age as of March 1, 1993 and position at the time of retirement. Active Joy employees under age 45 as of March 1, 1993 and new hires after April
1, 1993 will be required to pay 100% of the applicable premium.

The initial one-time, pre-tax charge reflected all plan terms and amendments in place on November 1, 1993. Negative plan amendments made subsequent to November 1, 1993 are being amortized from the date of amendment to January 1, 1999. Postretirement benefit expense recognized for 1996 and 1995 was reduced by $10.8 million and $9.4 million, respectively, for amortization of negative plan amendments.

The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits" in the first quarter of fiscal
1995. The impact of adoption of SFAS 112 on the Company's results of operations and financial position was not material.

In 1995, the Financial Accounting Standards Board issued
SFAS No. 123, "Accounting for Stock-Based Compensation".
The standard calls for recording stock-based compensation at fair value instead of the currently used intrinsic value method. The change is not required to be reported in the financial statements but the pro-forma effect of the standard must be included in the footnotes to the financial statements.

The Company is not required to adopt the standard until fiscal 1997. The current plan is to adopt the standard by disclosing the pro-forma effects of the change to the fair value method in the footnotes to the financial statements.

Bookings and Backlog
Backlog at October 31, 1996, 1995 and 1994 by business segment was as follows:

(in thousands)            1996         1995            1994
                     ---------    ----------       ---------
Mining Equipment     $453,480      $221,540        $190,900
Pulp and Paper
   Machinery          846,137       679,625         633,770
Material Handling     132,550       130,879         107,112
                    ----------   -----------      ----------
                   $1,432,167    $1,032,044        $931,782
                    ==========   ===========      ==========

Bookings were $3,000.8 million in 1996, $2,252.3 million in 1995 and $1,636.9 million in 1994. A discussion of changes in bookings by segment is presented in the "Operating
Results by Business Segment" section which follows.

Liquidity and Capital Resources
The Company's capital structure at October 31, 1996 and
1995 was as follows:

(in thousands)                      1996           1995
                               ----------     -----------
Short-term notes payable         $45,261        $18,921
Long-term obligations,
  including current portion      662,137        462,991
                               ----------     -----------
                                 707,398        481,912
Minority interest                 93,652         89,611
Shareholders' equity             673,485        559,276
                               ----------     -----------
Total capitalization          $1,474,535     $1,130,799
                               ==========     ===========
Debt to capitalization ratio       48.0%          42.6%
                                 ========        ========

The Company's debt to capitalization ratio increased to 48.0% at October 31, 1996 from 42.6% at October 31, 1995.
The increase was caused by an increase in long-term debt to finance acquisitions, offset by an increase in equity from strong operating results.

Cash flow from operating activities was $80.4 million in 1996 compared to $125.3 million in 1995 and $117.3 million in 1994. The decrease in cash flow between periods was caused primarily by a net increase in working capital items, exclusive of acquisitions, offset by higher net income.

Net working capital of $333.1 million at October 31, 1996
decreased $157.0 million or 32% from October 31, 1995 levels of $490.1 million. The change was primarily due to cash used for acquisitions and the restructuring reserves.

Net working capital increased to $490.1 million in 1995 from $431.3 million in 1994, due mainly to higher cash, accounts receivable and inventories, which were offset by increases in accounts payable, employee compensation accruals and advance payments.

Cash applied to investing activities in 1996 was $424.0 million, primarily caused by the acquisitions of Dobson and IMPCO, offset by the sale of businesses. Cash provided by investing activities in 1995, primarily generated from the sale of the Company's investment in Measurex Corporation, was $44.1 million.

Net capital expenditures for property, plant and equipment in 1996 were $66.6 million compared with $61.8 million in 1995. Depreciation and amortization was $89.3 million and $70.5 million in 1996 and 1995, respectively.

Cash provided by financing activities in 1996 of $140.4 million was primarily from the issuance of debt related to the Dobson acquisition offset by a decrease in short-term notes payable. The $102.6 million use of cash in 1995 was primarily for the redemption of JTI's bank facility term loan and partial redemption of JTI's 10 1/4 % Senior Notes
(see below).

The Company completed the acquisition of Dobson in early
1996 for a purchase price of approximately $330.0 million, including acquisition costs. The transaction was funded via a short-term bridge financing facility arranged specifically for this acquisition, issuance of commercial paper, other short-term facilities and available cash. The short-term facilities were replaced with $150.0 million, 7
1/4 % debentures issued on December 19, 1995, at 99.153%.

The Company's Beloit Corporation subsidiary purchased the assets of IMPCO on March 27, 1996 for a purchase price of $119.2 million, including acquisition costs. The acquisition of IMPCO was funded via short-term bridge loans and the Revolving Credit Facility.

The acquisition of JTI, completed on November 29, 1994, altered the Company's capital structure. At the time the transaction was completed, JTI's outstanding long-term borrowings totaled approximately $318.0 million. Of this amount, an $84.1 million bank facility, which was subject to a change in control provision, was immediately retired by the Company from available cash. Other debt included
$200.0 million of 10 1/4 % Senior Notes due 2003 ("Senior
Notes") and approximately $34.0 million of Industrial
Revenue Bonds and other debt.

The indenture for the Senior Notes provides that, upon a "Change in Control" as defined therein, each holder of the Senior Notes shall have the right to require the repurchase of the Senior Notes at a cash purchase price equal to 101% of the principal amount thereof plus accrued but unpaid interest, if any, to the date of purchase. The acquisition of JTI constituted a "Change in Control" under the indenture. On December 29, 1994, JTI offered to purchase for cash any and all of its outstanding Senior Notes. This offer expired on February 10, 1995 with $0.3 million being redeemed under the offer. Prior to this tender offer, the Company had purchased $11.4 million of outstanding 10 1/4 %
Senior Notes in unsolicited open market transactions. As a result of the bank facility and Senior Note redemptions, the Company recorded an extraordinary loss on debt retirement, net of applicable income taxes, of $(3.5) million, or $(0.08) per share, consisting primarily of unamortized financing costs and redemption premiums. The
Company may, at its option, redeem the Senior Notes in whole or in part at any time on or after September 1, 1998 at 105.125% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, on or after September 1, 2000.

In connection with the JTI acquisition, the Company exchanged 17,720,750 common shares to consummate the transaction, after which 47,666,301 common shares were outstanding. In addition, the Company increased its authorized common stock from 50,000,000 to 100,000,000 shares.

The Company completed the sale of 2,000,000 shares of treasury stock in September, 1994 for $46.8 million in a private transaction. The sale was executed in connection with the Company's merger with JTI to satisfy requirements under the pooling of interests accounting rules relating to treasury stock purchases.

The Company maintains the ability to expand its borrowings in several ways, including the following:

(1.) A shelf registration with the Securities and Exchange
Commission for the sale of up to $200.0 million of debt securities. To date, no securities have been issued under this registration.

(2.) A Revolving Credit Facility Agreement expiring
November, 2000 between the Company and certain domestic and foreign financial institutions that allows for borrowings of up to $240.0 million at rates expressed in relation to the LIBOR and other rates. Direct borrowings and commercial paper are both considered a utilization of the facility. At
October 31, 1996, utilization of the facility amounted to $40.0 million and $17.2 million for direct borrowings and commercial paper, respectively.

(3.) Short-term bank credit lines of foreign subsidiaries of approximately $167.5 million of which approximately
$25.1 million was outstanding at October 31, 1996.

The Company believes its available cash, cash flow provided by operating activities and committed credit lines provide adequate liquidity on both a short- and long-term basis.

The Company has no significant capital commitments as of October 31, 1996. Any future commitments are expected to be funded through cash flow from operations and, if necessary, from available lines of credit.

It is the Company's policy not to participate in high-yield financings, highly leveraged transactions, or other
"derivative" instruments. Hedging of specific foreign exchange transaction exposures does occur in certain circumstances.

The Company intends to continue to expand its businesses, both internally and through acquisitions. Acquisitions are evaluated in light of the five characteristics required of a core business. It is expected that new acquisitions would be financed primarily by internally-generated funds or additional borrowings.

The Company's restructuring actions announced in the fourth quarter of fiscal 1996 are expected to be financed internally through cash flows from continuing operations.

Operating Results by Business Segment

Mining Equipment

(in thousands)                 1996         1995        1994
                          ---------       --------     ---------
Net sales                $1,405,936       $941,779      $729,521
Operating income            183,141        122,116        82,541
Bookings                  1,406,381        972,419       703,354
                          =========       ========     ==========

The Mining Equipment segment reported net sales of $1,405.9
million in 1996, a 49% increase from 1995 sales of $941.8 million. The sales increase is due to the acquisition of Longwall and to increases in both original equipment and aftermarket activity for both surface and underground mining operations. Operating income was $183.1 million or 13.0% of sales, compared to operating income of $122.1 million or 13.0% of sales in 1995. The increase in operating income is primarily due to increased sales.
Foreign sales of the Mining Equipment segment amounted to 58% of total sales in 1996, 44% in 1995 and 48% in 1994.

Net sales and operating income amounted to $729.5 million and $82.5 million, respectively, in 1994.

Bookings amounted to $1,406.4 million in 1996 and $972.4 million in 1995, an increase of 45%. The increase was due primarily to the acquisition of Longwall and strong markets in both surface and underground mining equipment. Strong bookings levels are expected to continue in fiscal 1997 in both surface and underground mining products.

Pulp and Paper Machinery

(in thousands)            1996             1995            1994
                      --------          -------         -------
Net sales             $1,134,779       $970,418        $712,778
Operating income
  before restructuring
   charge                 91,511         56,062          32,195
Restructuring charge     (43,000)             -               -
Operating income
  after restructuring
  charge                  48,511         56,062          32,195
Bookings               1,269,507      1,016,273         795,888
                       =========      =========        ========

The Pulp and Paper Machinery segment reported sales of $1,134.8 million and operating income before restructuring charge of $91.5 million for 1996. Sales volume in 1996 was 17% higher than the prior year's level of $970.4 million, reflecting acquisitions and continued strength in the worldwide pulp and paper industry's spending for original equipment and aftermarket services. Foreign sales for this segment amounted to 53% of total sales in 1996, 41% in 1995 and 30% in 1994. Operating income before the restructuring charge in 1996 was 8.1% of sales compared to 5.8% in 1995.
Both sales and operating income are expected to improve in 1997 as the upturn continues and the effects of the restructuring take effect.

Net sales and operating income amounted to $970.4 million and
$56.1 million, respectively, in 1995. Net sales were 36% higher than in 1994 reflecting the cyclical upturn in the worldwide pulp and paper industry. Operating income as a percent of sales increased to 5.8% in 1995 from 4.5% in 1994.

In the fourth quarter of fiscal 1996, the Pulp and Paper
Machinery segment recorded a restructuring charge of $43.0 million. The focus of the restructuring is to better serve its customers, strengthen market position, enable the segment to increase EVA and improve profitability levels. The charge is primarily comprised of costs related to severance, machinery and equipment dispositions, closure of certain facilities and sale of businesses. Substantially all of the cash portion of the restructuring charge is expected to be funded in fiscal 1997.

Bookings activity improved in 1996 to $1,269.5 million from $1,016.3 million in 1995. The 25% increase reflects improved bookings in both pulp and paper machinery and aftermarket services and products, as well as continued acquisitions in overseas markets. Bookings in 1997 are expected to exceed new orders secured in 1996. The Pulp and Paper Machinery segment continues to maintain its leadership in papermaking machinery and allied products and services for the pulp and paper industries.

Material Handling

(in thousands)           1996           1995        1994
                  -----------    ------------  -----------
Net sales            $323,216       $239,882    $109,429
Operating income       33,107         22,850      12,094
Bookings              324,887        263,649     137,689
                  ===========    ============   ==========

The Material Handling segment reported net sales of $323.2 million in 1996, an increase of 35% from 1995 levels of $239.9 million. Operating income increased to $33.1 million compared to $22.9 million in 1995, an increase of 45%.
Increases are primarily due to improved results from existing businesses. Foreign sales amounted to 39% of total sales in 1996 compared to 48% in 1995; sales were principally in the U.S. for 1994.

Net sales of the Material Handling segment increased to $239.9 million in 1995 from $109.4 million in 1994.
Operating income increased from $12.1 million in 1994 to $22.9 million in 1995. The increase in both sales and profitability is primarily due to the acquisition of Morris
Mechanical Handling Limited as well as improved results from original equipment sales and aftermarket services from existing businesses.

Bookings amounted to $324.9 million in 1996, a 23% increase from $263.6 million in 1995. The increase in bookings in 1996 reflects the segment's leadership in the domestic equipment market and continued growth of its aftermarket business.

Discontinued Operations

(in thousands)         1996          1995            1994
                 ------------    ------------    ------------

Net sales           $     -      $101,472        $263,274
Loss from
  discontinued
  operations              -       (31,235)         (3,982)

                ============      =========      ============

Net sales and loss from discontinued operations in 1995 were $101.5 million and $(31.2) million, respectively, as compared to $263.3 million and $(4.0) million, respectively, in 1994. The decrease in sales activity from 1994 is due to the sale of Syscon Corporation to Logicon, Inc. on February 16, 1995, and lower comparative sales of JET.

Cautionary Factors
This report and other documents or oral statements which have been and will be prepared or made in the future contain or may contain forward-looking statements by or on behalf of the Company. Such statements are based upon management's expectations at the time they are made. In addition to the assumptions and other factors referred to specifically in connection with such statements, the following factors, among others, could cause actual results to differ materially from those contemplated.

The Company's principal businesses involve designing, manufacturing, marketing and servicing large, complex machines for the mining, papermaking and capital goods industries. Long periods of time are necessary to plan, design and build these machines. With respect to new machines and equipment, there are risks of customer acceptance and start-up or performance problems. Large amounts of capital are required to be devoted by the Company's customers to purchase these machines and to finance the mines, paper mills, steel mills and other facilities that use these machines. The Company's success in obtaining and managing a relatively small number of sales opportunities, including warranties and guarantees associated therewith, can affect the Company's financial performance. In addition, many projects are located in undeveloped or developing economies where business conditions are less predictable. In recent years, more than 50% of the Company's total sales occurred outside the United States.

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

Consolidated Statement of Income

Years Ended October 31,
(Dollar amounts in thousands except per share amounts)    1996
                                                       --------
Revenues
  Net sales                                           $2,863,931
  Other income                                            23,639
                                                      ----------
                                                       2,887,570
Cost of Sales                                          2,166,775
Product Development, Selling
 and Administrative Expenses                             433,776
Restructuring Charge                                      43,000
                                                      ----------
Operating Income                                         244,019
Interest Expense - Net                                   (62,258)
                                                      ----------
Income before Joy Merger Costs, Gain on Sale
  of Measurex Investment, Provision
  for Income Taxes and Minority Interest                 181,761
Joy Merger Costs                                               -
Gain on Sale of Measurex Investment                            -
Provision for Income Taxes                               (63,600)
Minority Interest                                         (3,944)
                                                       ----------
Income from Continuing Operations
  (after deducting $21,830 in 1996
  for the restructuring charge
 and $11,384 in 1995 related to Joy
 merger costs, and adding $18,657 in 1995
 related to the gain on sale of Measurex investment)    114,217
Loss from and Net Loss on Sale of
  Discontinued Operation,
  net of applicable income taxes                               -
Extraordinary Loss on Retirement of Debt,
  net of applicable income taxes                               -
Cumulative Effect of Accounting Change,
  net of applicable income taxes
  and minority interest                                        -
                                                       -----------
Net Income (Loss)                                       $114,217
                                                       ===========
Earnings (Loss) Per Share
 Income from continuing operations
  (after deducting $0.46 per share in
  1996 for the restructuring charge
  and $0.24 per share in 1995 related to
  Joy merger costs, and adding
  $0.40 per share in 1995 related to the
  gain on sale of Measurex investment)                     $2.42
 Loss from and net loss on sale of
  discontinued operation                                       -
 Extraordinary loss on retirement of debt                      -
 Cumulative effect of accounting change                        -
                                                       ----------
Net Income (Loss) Per Share                                $2.42
                                                       ==========

The Accompanying Notes are an Integral Part of the Financial Statements.

Consolidated Statement of Income

Years Ended October 31,
(Dollar amounts in thousands except per share amounts)     1995
                                                      --------
Revenues
  Net sales                                           $2,152,079
  Other income                                            32,208
                                                      ----------
                                                       2,184,287
Cost of Sales                                          1,671,932
Product Development, Selling
 and Administrative Expenses                             330,990
Restructuring Charge                                           -
                                                      ----------
Operating Income                                         181,365
Interest Expense - Net                                   (40,713)
                                                      ----------
Income before Joy Merger Costs, Gain on Sale
  of Measurex Investment, Provision
  for Income Taxes and Minority Interest                 140,652
Joy Merger Costs                                         (17,459)
Gain on Sale of Measurex Investment                       29,657
Provision for Income Taxes                               (53,500)
Minority Interest                                         (7,230)
                                                      ----------
Income from Continuing Operations
  (after deducting $21,830 in 1996
  for the restructuring charge
 and $11,384 in 1995 related to Joy
 merger costs, and adding $18,657 in 1995
 related to the gain on sale of Measurex investment)     92,120
Loss from and Net Loss on Sale of
  Discontinued Operation,
  net of applicable income taxes                         (31,235)
Extraordinary Loss on Retirement of Debt,
  net of applicable income taxes                          (3,481)
Cumulative Effect of Accounting Change,
  net of applicable income taxes
  and minority interest                                        -
                                                      ----------
Net Income (Loss)                                        $57,404
                                                      ==========
Earnings (Loss) Per Share
 Income from continuing operations
  (after deducting $0.46 per share in
  1996 for the restructuring charge
  and $0.24 per share in 1995 related to
  Joy merger costs, and adding
  $0.40 per share in 1995 related to the
  gain on sale of Measurex investment)                     $1.99
 Loss from and net loss on sale of
  discontinued operation                                   (0.67)
 Extraordinary loss on retirement of debt                  (0.08)
 Cumulative effect of accounting change                        -
                                                       ---------
Net Income (Loss) Per Share                                $1.24
                                                       =========

The Accompanying Notes are an Integral Part of the
Financial Statements.

Consolidated Statement of Income

Years Ended October 31,
(Dollar amounts in thousands except per share amounts)      1994
                                                      ---------
Revenues
  Net sales                                           $1,551,728
  Other income                                            23,301
                                                      ----------
                                                       1,575,029
Cost of Sales                                           1,195,851
Product Development, Selling
 and Administrative Expenses                              279,016
Restructuring Charge                                            -
                                                      ----------
Operating Income                                          100,162
Interest Expense - Net                                    (47,366)
                                                      ----------
Income before Joy Merger Costs, Gain on Sale
  of Measurex Investment, Provision
  for Income Taxes and Minority Interest                   52,796
Joy Merger Costs                                               -
Gain on Sale of Measurex Investment                             -
Provision for Income Taxes                                (13,979)
Minority Interest                                         (2,224)
                                                       ---------
Income from Continuing Operations
  (after deducting $21,830 in 1996
  for the restructuring charge
 and $11,384 in 1995 related to Joy
 merger costs, and adding $18,657 in 1995
 related to the gain on sale of Measurex investment)       36,593
Loss from and Net Loss on Sale of
  Discontinued Operation,
  net of applicable income taxes                            (3,982)
Extraordinary Loss on Retirement of Debt,
  net of applicable income taxes                            (4,827)
Cumulative Effect of Accounting Change,
  net of applicable income taxes
  and minority interest                                    (81,696)
                                                       -----------
Net Income (Loss)                                         $(53,912)
                                                       ===========
Earnings (Loss) Per Share
 Income from continuing operations
  (after deducting $0.46 per share in
  1996 for the restructuring charge
  and $0.24 per share in 1995 related to
  Joy merger costs, and adding
  $0.40 per share in 1995 related to the
  gain on sale of Measurex investment)                       $0.84
 Loss from and net loss on sale of
  discontinued operation                                     (0.09)
 Extraordinary loss on retirement of debt                     (0.11)
 Cumulative effect of accounting change                       (1.87)
                                                        -----------
Net Income (Loss) Per Share                                 $(1.23)
                                                        ===========

The Accompanying Notes are an Integral Part of the
Financial Statements.

Consolidated Balance Sheet
Years Ended October 31,
(Dollar amounts in thousands)                    1996              1995
                                             -----------     -----------
Assets
 Current Assets:
 Cash and cash equivalents
  (including cash equivalents of
  $3,455 and $197,230 in 1996 and 1995,
  respectively, at cost which
  approximates market)                          $36,936        $   239,043
 Accounts receivable - net                      667,786            499,953
 Inventories                                    547,115            416,395
 Businesses held for sale                        26,152                  -
 Other current assets                           132,261             57,999
                                             ----------       ------------
                                              1,410,250          1,213,390
Property, Plant and Equipment:
 Land and improvements                           48,371              31,571
 Buildings                                      301,010             233,788
 Machinery and equipment                        776,332             676,546
                                             ----------        ------------
                                              1,125,713            941,905
 Accumulated depreciation                      (491,668)           (454,249)
                                             ----------        ------------
                                                634,045            487,656
Investments and Other Assets:
 Goodwill                                       512,693            147,943
 Intangible assets                               39,173             66,796
 Other assets                                    93,868            124,982
                                             ----------        ------------
                                                645,734            339,721
                                             ----------        ------------
                                             $2,690,029         $2,040,767
                                             ==========        ============
Liabilities and Shareholders' Equity
Current Liabilities:
Short-term notes payable, including
 current portion of long-term obligations       $49,633             $22,802
Trade accounts payable                          346,056            263,750
Employee compensation and benefits              160,488             100,041
Advance payments and progress billings          155,199             154,401
Accrued warranties                               50,718             43,801
Other current liabilities                       315,033             138,508
                                             ----------        ------------
                                              1,077,127            723,303
Long-term Obligations                           657,765             459,110
Other Liabilities:
Liability for postretirement benefits            78,814             101,605
Accrued pension and related costs                39,902              52,237
Other liabilities                                14,364              20,820
Deferred income taxes                            54,920              34,805
                                             ----------        ------------
                                                188,000            209,467
Minority Interest                                93,652              89,611
Shareholders' Equity:
Common stock (issued 51,406,946 shares
 and 51,117,774 shares, respectively)            51,407              51,118
Capital in excess of par value                  615,089             603,712
Retained earnings                               148,175              53,560
Cumulative translation adjustments              (37,584)            (42,118)
Less: Stock Employee Compensation Trust
       (1,533,993 shares and 1,920,100
       shares, respectively) at market          (61,360)            (60,483)
      Treasury Stock (2,274,613, shares and
       2,504,613 shares, respectively)
       at cost                                  (42,242)            (46,513)
                                              -----------        ------------
                                                673,485             559,276
                                              ===========        ------------
                                             $2,690,029          $2,040,767
                                              ===========        ============
The Accompanying Notes are an Integral Part of the
Financial Statements.

Consolidated Statement of Cash Flows
Years Ended October 31,
  (Dollar amounts in thousands)                 1996             1995
                                           ---------        ---------
Operating Activities
 Net income (loss)                          $114,217          $57,404
  Add (deduct) - Items not affecting
   cash:
     Restructuring charge                      43,000                -
     Loss from discontinued operations,
      net of income taxes                           -           31,235
     Extraordinary loss on retirement
      of debt, net of income taxes                  -            3,481
     Cumulative effect of accounting
      change, net of income taxes and
      minority interest                             -                -
     Gain on sale of investment in
      Measurex Corporation, net of income
      taxes                                         -         (18,657)
     Depreciation and amortization             89,270           70,512
     Minority interest, net of
      dividends paid                            3,254            3,589
     Deferred income taxes - net               18,855           10,937
     Other - net                              (22,065)           3,594
  Changes in working capital, excluding
    the effects of acquisition opening
    balance sheets:
    (Increase) in accounts
     receivable - net                        (81,007)         (73,343)
    (Increase) decrease in inventories        (30,291)         (28,003)
    (Increase) in net current assets
     of discontinued operations                    -                -
    (Increase) in other current assets        (10,978)          (7,776)
    Increase in trade accounts payable         18,223           13,922
    (Decrease) increase in employee
     compensation and benefits                 (6,729)          16,217
    (Decrease) increase in advance
     payments and progress billings           (62,071)          34,156
    Increase (decrease) in other
     current liabilities                        6,673            8,033
                                            ---------         --------
  Net cash provided by operating
     activities                                 80,351          125,301
  Investment and Other Transactions
    Purchase of Dobson Park Industries plc,
    net of cash acquired of $4,631           (325,369)               -
    Purchase of Pulp Machinery Division
     of Ingersoll-Rand, net of cash
     acquired of $6,858                      (112,372)               -
    Other acquisitions, net of cash
     acquired                                 (11,350)         (27,905)
    Proceeds from sale of non-core
     Dobson Park businesses                    73,848                -
    Proceeds from sale of Joy
     Environmental Technologies                11,651                -
    Proceeds from sale of investment
     in Measurex Corporation                        -           96,004
    Proceeds from sale of Syscon
     Corporation                                    -           45,000
    Property, plant and equipment - net       (66,562)         (61,760)
    Other - net                                 6,174           (7,249)
                                             ---------         --------
  Net cash (applied to) provided by
   investment and other transactions         (423,980)          44,090
  Financing Activities
   Sale of treasury stock                           -                -
   Purchase of treasury stock                       -           (3,009)
   Dividends paid                             (18,905)         (18,524)
   Exercise of stock options                    6,762           17,309
   Issuance of long-term obligations          198,892            9,588
   Redemption of long-term obligations         (2,334)        (108,769)
   (Decrease) increase in short-term
    notes payable                             (43,973)             828
                                             ---------        ---------
  Net cash provided by (applied to)
   financing activities                       140,442         (102,577)
                                             ---------        ---------
  Effect of Exchange Rate Changes on
   Cash and Cash Equivalents                    1,080             (520)
                                             ---------        ---------
  (Decrease) Increase  in Cash and
    Cash Equivalents                         (202,107)          66,294
                                             ---------        ---------
  (Use) of Cash by Joy Technologies
   from February 26, 1994 to
   November 1, 1994                                 -          (23,706)
                                             ---------        ---------
  Cash and Cash Equivalents at
   Beginning of Year                          239,043          196,455
                                             ---------        ---------
  Cash and Cash Equivalents at
   End of Year                                $36,936         $239,043
                                             =========        =========

The Accompanying Notes are an Integral Part of the Financial Statements.

Consolidated Statement of Cash Flows
Years Ended October 31,
  (Dollar amounts in thousands)                1994
                                          ---------
Operating Activities
 Net income (loss)                           $(53,912)
  Add (deduct) - Items not affecting
   cash:
     Restructuring charge                           -
     Loss from discontinued operations,
      net of income taxes                       3,982
     Extraordinary loss on retirement
      of debt, net of income taxes              4,827
     Cumulative effect of accounting
      change, net of income taxes and
      minority interest                        81,696
     Gain on sale of investment in
      Measurex Corporation, net of income
      taxes                                        -
     Depreciation and amortization              73,243
     Minority interest, net of
      dividends paid                              571
     Deferred income taxes - net               (12,853)
     Other - net                              (17,194)
  Changes in working capital, excluding
    the effects of acquisition opening
    balance sheets:
    (Increase) in accounts
     receivable - net                         (16,598)
    (Increase) decrease in inventories          22,470
    (Increase) in net current assets
     of discontinued operations                (20,047)
    (Increase) in other current assets          (3,903)
    Increase in trade accounts payable          53,971
    (Decrease) increase in employee
     compensation and benefits                  (6,420)
    (Decrease) increase in advance
     payments and progress billings             45,247
    Increase (decrease) in other
     current liabilities                       (37,739)
                                             ---------
  Net cash provided by operating activities     117,341
  Investment and Other Transactions
    Purchase of Dobson Park Industries plc,
    net of cash acquired of $4,631                   -
    Purchase of Pulp Machinery Division
     of Ingersoll-Rand, net of cash
     acquired of $6,858                              -
    Other acquisitions, net of cash
     acquired                                  (34,479)
    Proceeds from sale of non-core
     Dobson Park businesses                          -
    Proceeds from sale of Joy
     Environmental Technologies                      -
    Proceeds from sale of investment
     in Measurex Corporation                         -
    Proceeds from sale of Syscon
     Corporation                                     -
    Property, plant and equipment - net         (41,737)
    Other - net                                  2,056
                                             ---------
  Net cash (applied to) provided by
   investment and other transactions            (74,160)
  Financing Activities
   Sale of treasury stock                       46,760
   Purchase of treasury stock                     (124)
   Dividends paid                              (10,477)
   Exercise of stock options                     2,983
   Issuance of long-term obligations            197,411
   Redemption of long-term obligations         (195,350)
   (Decrease) increase in short-term
    notes payable                              (52,917)
                                             ---------
  Net cash provided by (applied to)
   financing activities                        (11,714)
                                             ---------
  Effect of Exchange Rate Changes on
   Cash and Cash Equivalents                       (86)
                                             ---------
  (Decrease) Increase  in Cash and
    Cash Equivalents                            31,381
                                              ---------
  (Use) of Cash by Joy Technologies
   from February 26, 1994 to
   November 1, 1994                                  -
                                              ---------
  Cash and Cash Equivalents at
   Beginning of Year                           165,074
                                              ---------
  Cash and Cash Equivalents at
   End of Year                                $196,455
                                              =========

The Accompanying Notes are an Integral Part of the
Financial Statements.

Consolidated Statement of Shareholders' Equity

                                              Capital in
                                   Common     Excess of  Retained
(Dollar amounts in thousands)      Stock      Par Value   Earnings
                                  --------   ----------   --------
Balance at October 31, 1993       $50,575      $560,178   $85,227
 Net loss                                                (53,912)
 Exercise of stock options              3          (963)
 Issuance of restricted stock                      (120)
 Dividends paid ($0.40 per share)                         (11,379)
 Dividends on shares held by SECT                   902
 Adjust SECT shares to market
  value                                           6,496
 Translation adjustments
 4,875 shares acquired as
  Treasury Stock
 Sale of 2,000,000 shares of
  Treasury Stock                                 10,300
 Purchase of 202,612 shares
  by employee benefit plans
 Other activity - net                 (72)           93
                                 ---------   ----------   --------
Balance at October 31, 1994        50,506       576,886     19,936
 Adjustment related to
  Joy Technologies
  from February 26, 1994-
  November 1, 1994                     13           182     (4,575)
                                 ---------   ----------   --------
Adjusted Balance at
 November 1, 1994                  50,519       577,068     15,361
 Net income                                                 57,404
 Exercise of 861,930 stock
  options                             599         9,131
 Dividends paid ($0.40 per share)                          (19,205)
 Dividends on shares held by SECT                   681
 Adjust SECT shares to
  market value                                   16,832
 Translation adjustments
 110,000 shares acquired
  as Treasury Stock


 457,991 shares transferred from
  Treasury Stock to SECT

 Purchase of 425,345 shares
  by employee benefit plans

                                 --------     ---------    --------
Balance at October 31, 1995        51,118      603,712      53,560
 Net income                                                114,217
 Exercise of 320,172 stock
  options                             282        5,730
 Issuance of restricted stock           7      (11,555)
 Dividends paid ($0.40 per share)                          (19,602)
 Dividends on shares held by SECT                  697
 Adjust SECT shares to
  market value                                  13,541
 Translation adjustments
 Purchase of 230,000 shares
  by employee benefit plans                      2,964
                                 --------     ----------   ---------
Balance at October 31, 1996       $51,407     $615,089    $148,175
                                 ========     ==========   =========

The Accompanying Notes are an Integral Part of the
Financial Statements.

Consolidated Statement of Shareholders' Equity

                                  Cumulative
                                 Translation
(Dollar amounts in thousands)     Adjustments    SECT
                                  -----------   -------
Balance at October 31, 1993         $(40,566)   $(55,900)
 Net loss
 Exercise of stock options                         3,943
 Issuance of restricted stock                        262
 Dividends paid ($0.40 per share)
 Dividends on shares held by SECT
 Adjust SECT shares to market
  value                                           (6,496)
 Translation adjustments               1,372
 4,875 shares acquired as
  Treasury Stock
 Sale of 2,000,000 shares of
  Treasury Stock
 Purchase of 202,612 shares
  by employee benefit plans                         4,431
 Other activity - net
                                      ----------  --------
Balance at October 31, 1994            (39,194)   (53,760)
 Adjustment related to
  Joy Technologies
  from February 26, 1994-
  November 1, 1994                       1,742
                                       ---------  --------
Adjusted Balance at
 November 1, 1994                      (37,452)   (53,760)
 Net income
 Exercise of 861,930 stock
  options                                           7,579
 Dividends paid ($0.40 per share)
 Dividends on shares held by SECT
 Adjust SECT shares to
  market value                                    (16,832)
 Translation adjustments                (4,666)
 110,000 shares acquired
  as Treasury Stock
 457,991 shares transferred from
  Treasury Stock to SECT                           (8,505)
 Purchase of 425,345 shares
  by employee benefit plans                        11,035
                                      ---------   ---------
Balance at October 31, 1995           (42,118)    (60,483)
 Net income
 Exercise of 320,172 stock
  options                                             750
 Issuance of restricted stock                      11,914
 Dividends paid ($0.40 per share)
 Dividends on shares held by SECT
 Adjust SECT shares to
  market value                                    (13,541)
 Translation adjustments                4,534
 Purchase of 230,000 shares
  by employee benefit plans
                                      ---------   ---------
Balance at October 31, 1996          $(37,584)     $(61,360)
                                     =========    =========

The Accompanying Notes are an Integral Part of the
Financial Statements.

Consolidated Statement of Shareholders' Equity


                                     Treasury
(Dollar amounts in thousands)           Stock        Total
                                     ---------   --------
Balance at October 31, 1993            $(88,345)   $511,169
 Net loss                                          (53,912)
 Exercise of stock options                           2,983
 Issuance of restricted stock                           142
 Dividends paid ($0.40 per share)                   (11,379)
 Dividends on shares held by SECT                       902
 Adjust SECT shares to market
  value                                                  -
 Translation adjustments                              1,372
 4,875 shares acquired as
  Treasury Stock                            (124)       (124)
 Sale of 2,000,000 shares of
  Treasury Stock                          36,460      46,760
 Purchase of 202,612 shares
  by employee benefit plans                            4,431
 Other activity - net                                     21
                                        ---------   --------
Balance at October 31, 1994               (52,009)    502,365
 Adjustment related to
  Joy Technologies
  from February 26, 1994-
  November 1, 1994                                    (2,638)
                                         ---------   --------
Adjusted Balance at
 November 1, 1994                         (52,009)    499,727
 Net income                                           57,404
 Exercise of 861,930 stock
  options                                              17,309
 Dividends paid ($0.40 per share)                      (19,205)
 Dividends on shares held by SECT                          681
 Adjust SECT shares to
  market value                                               -
 Translation adjustments                                (4,666)
 110,000 shares acquired
  as Treasury Stock                         (3,009)     (3,009)
 457,991 shares transferred from
  Treasury Stock to SECT                     8,505           -
 Purchase of 425,345 shares
  by employee benefit plans                              11,035
                                           --------    --------
Balance at October 31, 1995                 (46,513)     559,276
 Net income                                             114,217
 Exercise of 320,172 stock
  options                                                 6,762
 Issuance of restricted stock                               366
 Dividends paid ($0.40 per share)                        (19,602)
 Dividends on shares held by SECT                            697
 Adjust SECT shares to
  market value                                                -
 Translation adjustments                                   4,534
 Purchase of 230,000 shares
  by employee benefit plans                    4,271       7,235
                                            ---------   --------
Balance at October 31, 1996                 $(42,242)   $673,485
                                            =========   ========

The Accompanying Notes are an Integral Part of the
Financial Statements.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands unless indicated)
Note 1
Significant Accounting Policies

Basis of Presentation - The consolidated financial statements and related notes give retroactive effect to the merger on November 29, 1994 with Joy Technologies Inc.
("JTI") for all periods presented, accounted for as a pooling of interests. The Consolidated Statements of Income and of Cash Flow for each of the three years ended
October 31, 1996 include the results of JTI for the years ended October 31, 1996, October 31, 1995 and February 25,
1994, respectively. The Consolidated Statement of Income has also been restated to reflect the Company's divestiture of the Systems Group in 1995 and Joy
Environmental Technologies ("JET") accounted for as discontinued operations. See Note 16 - Discontinued
Operations. The term "Company" as used in these consolidated financial statements refers to Harnischfeger
Industries, Inc. and its subsidiaries.

Principles of Consolidation - The consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, in certain circumstances, that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
Ultimate realization of assets and settlement of liabilities in the future could differ from those estimates.

Inventories - Inventories are stated at the lower of cost or market value. Cost is determined by the last-in, first-out (LIFO) method for substantially all domestic inventories and by the first-in, first-out (FIFO) method for the inventories of foreign subsidiaries.

Revenue Recognition - Revenue on long-term contracts is generally recorded using the percentage-of-completion method for financial reporting purposes. Such contracts include contracts for papermaking machinery, certain mining equipment and custom-engineered cranes. Losses, if any, are recognized in full as soon as identified. Sales of other products and services are recorded as products are shipped or services are rendered.

Property, Plant and Equipment - Property, plant and equipment is stated at historical cost. Expenditures for major renewals and improvements are capitalized, while maintenance and repairs which do not significantly improve the related asset or extend its useful life are charged to expense as incurred.

For financial reporting purposes, plant and equipment is depreciated primarily by the straight-line method over the estimated useful lives of the assets. Depreciation claimed for income tax purposes is computed by accelerated methods.

Cash Equivalents - The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Foreign Exchange Contracts - Any gain or loss on forward contracts designated as hedges of commitments is deferred and included in the measurement of the related foreign currency transaction, except that permanent losses are recognized immediately.

Foreign Currency Translation - The majority of the assets and liabilities of the Company's international operations are translated at year-end exchange rates; income and expenses are translated at average exchange rates prevailing during the year.

For operations whose functional currency is the local currency, translation adjustments are accumulated in a separate section of shareholders' equity. Transaction gains and losses, as well as translation adjustments relating to operations whose functional currency is the U.S. dollar, are reflected in income. Pre-tax foreign exchange (losses) gains included in operating income were $(1,150), $1,901 and $(1,619) in 1996, 1995 and 1994, respectively.

Goodwill and Intangible Assets - Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired companies and is amortized on a straight-line basis over periods ranging from 30 to 40 years. The Company assesses the carrying value of goodwill at each balance sheet date. Consistent with Statement of Financial Accounting Standard ("SFAS")
No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed of", such assessments include, as appropriate, a comparison of (a) the estimated future nondiscounted cash flows anticipated to be generated during the remaining amortization period of the goodwill to (b) the net carrying value of goodwill.
The Company recognizes diminution in value of goodwill, if any, on a current basis. Other intangible assets are amortized over the shorter of their legal or economic useful lives ranging from 5 to 20 years. Accumulated amortization was $93,383 and $98,200 at October 31, 1996 and 1995, respectively.

Income Taxes - In 1994, the Company adopted SFAS No. 109,
"Accounting for Income Taxes", retroactive to November 1,
1988. Under SFAS 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and for tax basis carryforwards. A valuation allowance is provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets. The consolidated financial statements for each year presented take into account the effects of SFAS 109. (See Note 6 - Income
Taxes.)

Research and Development Expenses - Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $34,471, $30,348, and $28,879 in 1996, 1995 and 1994, respectively.
Certain capital expenditures used in research activities, such as the construction of a pilot paper machine used in research and for customer tests, are capitalized and depreciated over their expected useful lives.

Earnings Per Share - Earnings per share are based upon the weighted average number of common shares outstanding during the year. The number of shares used in the computation were 47,196,388 in 1996, 46,218,144 in 1995, and 43,716,464 in 1994. Common stock equivalents were not significant in any of the years presented. Shares in the Stock Employee Compensation Trust ("SECT") are not considered outstanding for purposes of computing earnings per share.

Note 2
Acquisitions

In early fiscal 1996, the Company completed the acquisition of Dobson Park Industries plc ("Dobson") for a purchase price of approximately $330,000, including acquisition costs, plus the assumption of net debt of approximately $40,000. The acquisition was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years.

Dobson, headquartered in the United Kingdom, was an industrial engineering group with interests in underground mining equipment, industrial electronic control systems, toys and plastics. Longwall
International ("Longwall"), one of the main subsidiaries of Dobson, was engaged in the manufacture, sale and service of underground mining equipment for the international coal mining industry. Longwall's products included electronically controlled roof support systems and armored face conveyors.

The Company is fully integrating Longwall's operations into Joy Mining Machinery ("Joy"), thus enabling Joy to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this integration, the Company has established purchase accounting reserves to provide for the estimated costs of this effort. The reserves related primarily to the closure of selected manufacturing and service facilities, severance and relocation costs approximate
$71,000. As of October 31, 1996, approximately $13,600 of the reserves had been used.

The following unaudited pro-forma results of operations give effect to the acquisition of Dobson as if it had occurred on November 1, 1994:

                                            Fiscal Year
Ended
(in thousands, except per share amounts)     October 31, 1995
                                            -----------------
Net sales                                       $2,510,261
Income from continuing
 operations                                         94,163
Net income                                          59,447
                                                ===========
Earnings per share:
Income from continuing operations                    $2.04
Net income                                            1.29
                                                ===========

The unaudited pro-forma information is not necessarily indicative of either results of operations that would have occurred had the purchase been made on November 1, 1994, or of future results of operations of the combined companies.

The industrial electronic and toys/plastics businesses are held for sale and are separately classified as such in the Consolidated Balance Sheet. These businesses were originally valued at $100,000. Several of the businesseshave been sold during 1996, aggregating net proceeds of $73,848. The remaining balance represents the net realizable value including the expected cash flow from such businesses. These businesses are expected to be sold within the next year.

On March 27, 1996, the Company and its Beloit Corporation subsidiary purchased the assets of the Pulp Machinery
Division of Ingersoll-Rand Company ("IMPCO") for $119,230, including acquisition costs. The acquisition was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years.

On November 29, 1994, the Company completed the acquisition of JTI upon the approval of the shareholders of each company. Under the terms of the acquisition, accounted for as a pooling of interests, the Companyexchanged 17,720,750 common shares for all of JTI's 31,353,000 outstanding shares, at an exchange ratio of .5652 of a share of the Company's common stock for each of JTI's common shares.

The fiscal year of JTI has been conformed to the Company's fiscal year effective November 1, 1994, and all periods presented have been retroactively restated (See Note 1 -
Significant Accounting Policies - Basis of Presentation).
JTI's operating results for the period from February 26, 1994 (the end of JTI's fiscal year before the acquisition) to November 1, 1994, a net loss of $(4,575) on net sales of $293,290, have been reflected as an adjustment to the combined Company's retained earnings on November 1, 1994.

Transaction costs incurred to complete the JTI merger of $17,459 ($11,384 after tax, or $0.24 per share) were charged to income and consisted primarily of investment banker, attorney and accountant fees, severance and related benefits, and printing, mailing and registration expenses.

In September, 1994, the Company completed the acquisition of all of the outstanding shares of MMH (Holdings)
Limited, a holding company for Morris Mechanical Handling
Limited ("Morris") and related companies for $24,890. The acquisition was accounted for as a purchase transaction.
The purchase price was allocated to the fair value of specific net assets acquired and liabilities assumed.
Resultant goodwill is being amortized over 40 years.

In addition, during fiscal years 1994 through 1996, the Company made several smaller acquisitions in each of the three business segments. All acquisitions were accounted for as purchase transactions. Resultant goodwill is being amortized over a 30- or 40-year period.

Note 3
Restructuring Charge

In the fourth quarter of fiscal 1996, the Company's Beloit
Corporation subsidiary recorded a restructuring charge.
The focus of the restructuring is to better serve its customers and strengthen its market position in the worldwide pulp and paper industry. The restructuring is consistent with the Company's policy to generate positive
Economic Value Added ("EVA"). The restructuring initiative involves organizing engineering and manufacturing operations into Centers of Excellence and expanding the aftermarket capabilities of the subsidiary. The total estimated cost of the restructuring activities reduced pre-tax income by $43,000 ($21,830 after tax and minority interest, or $0.46 per share). Included in the charge are costs related to severance for approximately 500 employees worldwide, the disposition of machinery and equipment, closure of certain facilities and the sale of businesses.
Details of the restructuring charge are listed below.

Employee severance                      $15,900
Machinery and equipment dispositions      7,600
Closure of facilities                     6,800
Sale of businesses                        6,000
Other                                     6,700
                                        -------
Pre-tax charge                          $43,000
                                        =======

The cash and noncash elements of the restructuring charge approximated $27,700 and $15,300, respectively. Cash outflows to date are approximately $1,900. It is expected that the restructuring actions will be substantially completed by the end of fiscal 1997.

Note 4
Accounts Receivable

Accounts receivable at October 31 consisted of the following:
                                    1996         1995
                                --------     --------
Trade receivables               $507,312     $412,276
Unbilled receivables             169,086       95,281
Allowance for doubtful accounts
 and contract losses              (8,612)      (7,604)
                                --------     --------
                                $667,786     $499,953
                                ========     ========

The amount of accounts receivable due beyond one year is not significant.

Note 5
Inventories

Inventories at October 31 consisted of the following:

                                  1996          1995
                              --------      --------
Finished goods                $198,160      $211,555
Work in process and
 purchased parts               278,671       170,027
Raw materials                  134,448       106,999
                              --------      --------
                               611,279       488,581
Less excess of current
 cost over stated
 LIFO value                    (64,164)      (72,186)
                              --------      --------
                              $547,115      $416,395
                              ========      ========

Inventories valued using the LIFO method represented approximately 56% and 80% of consolidated inventories at October 31, 1996 and 1995, respectively.

Note 6
Income Taxes

The components of income for the Company's domestic and foreign operations for the years ended October 31 were as follows:

                                 1996       1995     1994
                              -------    -------  -------
Domestic                      $82,533   $102,701  $27,095
Foreign                        99,228     37,951   25,701
                             --------   --------  -------
Pre-tax income from
 continuing operations
 before Joy merger
 costs and gain on sale of
 Measurex investment         $181,761   $140,652  $52,796
                             ========   ========  =======

The consolidated provision (credit) for income taxes included in the Consolidated Statement of Income for the years ended October 31 consisted of the following:

                                1996       1995      1994
                            --------    -------  --------
Current provision:
 Federal                    $  4,957    $17,934  $ 11,167
 State                         2,288      1,311     1,486
 Foreign                      36,474     14,690     7,080
                            --------    -------  --------
Total current                 43,719     33,935    19,733
                            --------    -------  --------
Deferred provision (credit):
 Federal                      13,409      7,721   (59,840)
 State and foreign             6,472      1,509    (4,180)
                            --------    -------  --------
Total deferred                19,881      9,230   (64,020)
                            --------    -------  --------
Total consolidated income
tax provision (credit)      $ 63,600    $43,165  $(44,287)
                            ========    =======  ========

Income tax provision (credit) is included in the Consolidated Statement of Income as follows:

                                 1996      1995     1994
                             -------    ------- --------
Continuing operations        $63,600   $53,500  $ 13,979
Loss from discontinued
 operations                        -    (8,015)     (702)
Extraordinary item -
 retirement of debt                -    (2,320)   (3,495)
Cumulative effect of
 accounting change                 -         -   (54,069)
                             -------   -------  --------
                             $63,600   $43,165  $(44,287)
                             =======   =======  ========

The difference between the federal statutory tax rate and the effective tax rate on continuing operations for the years ended October 31 are as follows:

                                1996     1995       1994
                               -----    -----      -----
Federal statutory tax rate     35.0%    35.0%      35.0%
Goodwill amortization not
 deductible for tax purposes    1.9      0.7        2.3
Differences in foreign and
 U.S.  tax rates                3.4      0.3       (0.8)
Differences in Foreign Sales
 Corporation and U.S. tax rate (0.6)    (1.5)      (3.9)
State income taxes, net of
 federal tax impact             1.8      0.5       (1.2)
General business and foreign
 tax credits utilized          (9.1)    (1.5)      (3.8)
Other items-net                 2.6      1.5       (1.1)
                              -----     -----     ------
Effective tax rate             35.0%    35.0%      26.5%
                              =====     =====     ======

Temporary differences and carryforwards which gave rise to the net deferred tax asset (liability) at October 31 are as follows:

                                     1996          1995
                                 --------      --------
Inventories                      $(22,601)     $(22,437)
Reserves not currently
 deductible                        59,892        13,894
Depreciation and amortization
 in excess of book expense        (54,666)      (60,814)
Employee benefit related items     22,823        35,378
Tax credit carryforwards           14,579        17,279
Tax loss carryforwards             71,572        41,875
Other - net                       (36,956)      (24,956)
Valuation allowance               (44,968)      (18,256)
                                 --------      ---------
Net deferred tax asset
 (liability)                     $  9,675      $(18,037)
                                 ========      =========

This net asset (liability) is included in the Consolidated
Balance Sheet in the following captions:

                                     1996          1995
                                 --------      --------
Other current assets             $ 64,595      $ 16,768
Deferred income taxes             (54,920)      (34,805)
                                 --------       -------
                                 $  9,675      $(18,037)
                                 ========      =========

At October 31, 1996, the Company had general business tax credits of $7,665 expiring in 2009-2011, and alternative minimum tax credit carryforwards of $6,914 which do not expire. In addition, tax loss carryforwards consisted of foreign carryforwards of $30,339 with various expiration dates, capital loss carryforwards of $22,933 with various expiration dates, and domestic carryforwards of $18,300 with various states and expiration dates. The carryforwards will be available for the reduction of future income tax liabilities; a valuation allowance has been recorded against certain of these carryforwards for which utilization is uncertain.

U.S. income taxes, net of foreign taxes paid or payable, have been provided on the undistributed profits of foreign subsidiaries, except in those instances where such profits are expected to be permanently reinvested. Such unremitted earnings of subsidiaries which have been or are intended to be permanently reinvested were $196,100 at October 31, 1996. If, for some reason not presently contemplated, such profits were to be remitted or otherwise become subject to U.S. income tax, the Company expects to incur tax at substantially less than the U.S. income tax rate as a result of foreign tax credits that would be available.

Income taxes paid were $30,205, $31,686 and $16,979 for 1996, 1995 and 1994, respectively.

Note 7
Long-Term Obligations, Bank Credit Facilities and Interest Expense

Long-term obligations at October 31 consisted of the following:

                                    1996       1995
                                --------   --------
10 1/4% Senior Notes, due 2003  $188,380   $188,380
8.9% Debentures, due 2022         75,000     75,000
8.7% Debentures, due 2022         75,000     75,000
7 1/4% Debentures, due 2025
 (net of discount of $1,261)     148,739          -
Senior Notes, Series A
 through D, at interest rates
 of between 8.9% and 9.1%,
 due 1997 to 2006                 73,182     75,000
Revolving Credit Facility         40,000
Industrial Revenue Bonds, at
 interest rates of between 5.9%
 and 8.8%, due 1997 to 2017       34,629     28,428
Other                             27,207     21,183
                                --------   --------
                                 662,137    462,991
Less:
Amounts payable within
 one year                          4,372      3,881
                                --------   --------
                                $657,765   $459,110
                                ========   ========

The 10 1/4% Senior Notes have a maturity date of September
1, 2003. The Company may, at its option, redeem the Senior
Notes in whole or in part at any time on or after September 1, 1998 at 105.125% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, on or after September 1, 2000.

In addition, upon a change of control, JTI is required to make an offer to purchase the Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof plus accrued interest.

On December 29, 1994, JTI issued an offer to purchase for cash at 101% any and all of its outstanding 10 1/4% Senior
Notes. This offer expired on February 10, 1995 with $270 being redeemed under the offer. Prior to this tender offer, the Company had purchased $11,350 of outstanding 10
1/4% Senior Notes in unsolicited open market transactions.
In 1995, as a result of the 10 1/4% Senior Note redemptions and repayment of remaining borrowings under JTI's Bank Facility, the Company recorded an extraordinary loss on debt retirement, net of applicable income taxes, of $3,481, or $0.08 per share, consisting primarily of unamortized financing costs and redemption premiums.

During fiscal 1994, the Company recorded an extraordinary after-tax charge of $4,827 associated with the prepayment of JTI's outstanding Tranche A term loans existing under the Bank Facility and all of JTI's 12.3% Junior
Subordinated Notes.

The Company has $150,000 of unsecured debentures outstanding with interest rates ranging from 8.7% to 8.9% due at maturity in 2022.

The 7 1/4% Debentures were issued on December 19, 1995 at
99.153%. The debentures mature on December 15, 2025, are not redeemable prior to maturity and are not subject to any sinking fund requirements.

The Senior Notes, Series A through D, are privately placed and unsecured. The Series D Notes provide for eleven equal annual repayments beginning in 1996; Series A through C
Notes are due at maturity in 1999, 1999 and 2001, respectively.

The terms of certain of the debt instruments place limits on the amount of additional long-term debt the Company may issue and require maintenance of a minimum consolidated net worth, as defined. Additional funded debt may be incurred if immediately thereafter consolidated funded debt does not exceed 50% of consolidated total tangible assets, as defined.

In November, 1993, the Company entered into a four-year
Revolving Credit Facility Agreement between the Company and certain domestic and foreign financial institutions that allowed for borrowings of up to $150,000 at rates expressed in relation to LIBOR and other rates. In
November, 1994, the facility was increased to $240,000 and expires in November, 2000. A facility fee is payable on the Revolving Credit Facility.

At October 31, 1996, direct outstanding borrowings under the Facility were $40,000 and commercial paper borrowings, considered a utilization of the Facility, were $17,167.

In 1996, the Company filed a shelf registration with the Securities and Exchange Commission for the sale of up to $200,000 of debt securities. To date, no securities covered by the registration have been offered for sale.

Installments payable to holders of the outstanding long-term obligations of the Company are due as follows:


1997                       $  4,372
1998                          3,801
1999                         38,709
2000                         11,881
2001                         68,136

At October 31, 1996, short-term bank credit lines of foreign subsidiaries were approximately $167,503. The outstanding borrowings were $25,094 with a weighted average interest rate of 12.0%. There were no compensating balance requirements under these lines of credit.
Net interest expense consisted of the following:

                           1996      1995      1994
                       --------  --------  --------
Interest income        $  6,505  $ 11,035  $  7,138
Interest expense        (68,763)  (51,748)  (54,504)
                       --------  --------  --------
Interest expense - net $(62,258) $(40,713) $(47,366)
                       ========  ========  ========

Interest paid was $65,161, $52,615 and $45,547 in 1996,
1995 and 1994, respectively.

Note 8
Pensions and Other Employee Benefits

The Company and its subsidiaries have a number of defined benefit, defined contribution and government mandated pension plans covering substantially all employees.
Benefits from these plans are based on factors which include various combinations of years of service, fixed monetary amounts per year of service, employee compensation during the last years of employment and the recipient's social security benefit. The Company's funding policy with respect to its qualified plans is to contribute annually not less than the minimum required by applicable law and regulation nor more than the amount which can be deducted for income tax purposes. The Company also has a nonqualified senior executive supplemental pension plan, funded by Company stock held in a trust, which is based on credited years of service and compensation during the last years of employment.

Certain foreign plans, which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of October 31, 1996 and 1995.

The Company recorded an additional minimum pension liability and intangible asset of $5,600 and $9,698 in 1996 and 1995, respectively, to recognize the unfunded accumulated benefit obligation of certain domestic plans.

Pension expense for all plans of the Company was $19,132 in 1996, $17,344 in 1995 and $18,521 in 1994. Net periodic pension costs for U.S. plans and plans of subsidiaries outside the United States for which SFAS 87, "Employers'
Accounting for Pensions," has been adopted included the following components:

                                1996        1995       1994
                             -------     -------    -------
Service cost-benefits
 earned during the year      $22,892     $16,854    $16,075
Interest cost on projected
 benefit obligation           56,792      33,655     29,523
Actual gain on plan assets   (98,003)    (55,856)   (14,035)
Net amortization and
 deferral                     33,832      20,134    (14,255)
                             -------     -------    -------
Net periodic pension cost    $15,513     $14,787    $17,308
                             =======     =======    =======

The discount rate used for U.S. plans was 8.0% in 1996 and 1995 and 7.9%-8.0% in 1994, and for non-U.S. plans ranged from 8.0%-14.0%. The assumed rate of increase in future compensation of U.S. salaried employees was 5.0% in 1996 and 1995 and ranged from 4.5-5.0% in 1994, and for non-U.S.
salaried employees ranged from 5.0%-11.0%. Benefits under the hourly employee plans are generally not based on wages.
The expected long-term rate of return on assets for U.S.
plans was 10.0% and for non-U.S. plans ranged from 8.5%-15.0%. The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

The following table sets forth the plans' funded status at October 31, 1996 and 1995:

                                1996
                       Plans With   Plans With
                           Assets  Accumulated
                        Exceeding     Benefits
                      Accumulated    Exceeding
                         Benefits       Assets
                      -----------  -----------
Actuarial present
 value of:
 Vested benefits         $601,511     $ 34,139
Accumulated benefits      633,397       39,149
Projected benefits        704,585       46,243
Net assets available
 for benefits             771,887        9,807
Plans' assets greater
 (less) than projected
 benefits                  67,302      (36,436)
Unrecognized (asset)
 obligation existing
 at adoption               (5,508)         846
Unrecognized prior
 service cost              27,311        2,023
Unrecognized net (gain)
 loss                     (38,358)       9,748
                         --------     --------
Net pension asset
 (liability)             $ 50,747     $(23,819)
                         ========     ========

                                1995
                       Plans With   Plans With
                           Assets  Accumulated
                        Exceeding     Benefits
                      Accumulated    Exceeding
                         Benefits       Assets
                      -----------  -----------
Actuarial present
 value of:
 Vested benefits         $315,236     $ 49,525
Accumulated benefits      339,527       56,988
Projected benefits        395,051       62,253
Net assets available
 for benefits             407,873       23,791
Plans' assets greater
 (less) than projected
 benefits                  12,822      (38,462)
Unrecognized (asset)
 obligation existing
 at adoption               (5,724)         989
Unrecognized prior
 service cost              20,509        6,823
Unrecognized net (gain)
 loss                      (6,871)       6,840
                          --------    --------
Net pension asset
 (liability)              $20,736     $(23,810)
                          ========    ========

Pension plan assets consist primarily of trust funds with diversified portfolios of primarily equity and fixed income investments.

The Company has a qualified profit sharing plan which covers substantially all domestic employees except employees covered by collective bargaining agreements and employees of subsidiaries with separate defined contribution plans. Contributions to the plan are based on the Company's EVA performance. Profit sharing expense was $10,783 in 1996, $6,321 in 1995 and $3,300 in 1994.

In the first quarter of fiscal 1995, the Company implemented SFAS No. 112, "Employers' Accounting for
Postemployment Benefits". The impact upon adoption of SFAS
112 on the Company's results of operations and financial position was not material.

Note 9
Postretirement Benefits Other Than Pensions

The Company generally provides certain health care and life insurance benefits under various plans for U.S.
employees who retire after attaining early retirement eligibility, subject to the plan amendments discussed below.

During the first quarter of fiscal 1994, the Company adopted SFAS No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions", through the immediate recognition of the obligation. Under SFAS 106, the costs of retiree health care and life insurance benefits are accrued over relevant employee service periods. Previously, these costs were charged to expense as claims were paid. The cumulative effect of the accounting change required by this standard was a one-time, pre-tax charge of $136,291 ($81,696 or $1.87 per share after taxes and minority interest). The weighted average discount rate used in determining the postretirement benefit obligation at October 31, 1996 and October 31, 1995 was 8%.

The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated
Balance Sheet as of October 31:

                                    1996            1995
                                 -------        --------
Accumulated postretirement
  benefit obligation:
 Retirees                        $58,819        $ 66,600
 Fully eligible active plan
  participants                     2,788           4,200
 Other active plan participants    7,832           8,000
                                 -------        --------
 Total                            69,439          78,800
Plan assets at fair value              -               -
                                 -------        --------
Accumulated postretirement
 benefit obligation in excess
 of plan assets                   69,439          78,800
Unrecognized transition
 obligation                            -               -
Unrecognized prior service
 credit                           20,653          31,433
Unrecognized gain                  7,214           7,873
                                 -------        --------
Accrued postretirement benefit
 liability                        97,306         118,106
Less: Current portion             18,492          16,501
                                 -------        --------
                                 $78,814        $101,605
                                 =======        ========

For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits in the range of 6.4% to 10% for non-Medicare eligible participants was assumed for 1996 (a range of 5.5% to 8.75% was used for Medicare eligible participants); these rates were assumed to decrease gradually to 5.0% for all participants by 2001 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of October
31, 1996 by $3,300 and the aggregate service cost and interest cost components of the net periodic postretirement benefit cost for the year by $300. Postretirement life insurance benefits have a minimal effect on the total benefit obligation.

In 1993, the Board of Directors of the Company approved a general approach that would culminate in the elimination of all Company contributions towards postretirement health care benefits. Increases in costs paid by the Company were capped for certain plans beginning in 1994 extending through 1998 and Company contributions will be eliminated on January 1, 1999 for most employee groups, excluding Joy.
For Joy, based upon existing plan terms, future eligible retirees will participate in a premium cost-sharing arrangement which is based upon age as of March 1, 1993 and position at the time of retirement. Active employees under age 45 as of March 1, 1993 and any new hires after April 1, 1993 will be required to pay 100% of the applicable premium.

The initial one-time, pre-tax charge reflected all plan terms and amendments in place on November 1, 1993.
Negative plan amendments made subsequent to November 1, 1993 are being amortized from the date of amendment to January 1, 1999.

Net periodic postretirement benefit cost includes the following components:

                                   1996        1995         1994
                               --------     -------       ------
Service cost                   $    327     $   502       $  974
Interest cost on accumulated
 postretirement benefit
 obligation                       5,632       6,475        8,808
Amortization of prior
 service (credit)               (10,780)     (9,417)      (2,995)
Net amortization and
 deferral                        (2,624)       (225)        (237)
                               ---------    --------     --------
Net periodic postretirement
 benefit cost                  $ (7,445)    $(2,665)      $6,550
                               =========    ========     ========

Note 10
Shareholders' Equity and Stock Options

The Company's authorized Common Stock amounts to
100,000,000 shares. A Preferred Stock Purchase Right is attached to each share of Common Stock which entitles a shareholder to exercise certain rights in the event a person or group acquires or seeks to acquire 20% or more of the outstanding Common Stock of the Company.

At the April 9, 1996 annual meeting, shareholders approved a new Stock Incentive Plan. This plan provides the granting, up to April 9, 2006, of qualified and non-qualified options, stock appreciation rights, restricted stock and performance units to key employees for not more than 2,000,000 shares of Common Stock.
Non-qualified options covering 490,900 shares were granted under this plan in fiscal year 1996.

The Company's 1988 Incentive Stock Plan provides for the granting of qualified and non-qualified options, stock appreciation rights and restricted stock to key employees for not more than 3,600,000 shares of Common Stock. In fiscal 1996, non-qualified options and restricted stock covering 4,000 and 347,857 shares, respectively, were granted under this plan. The restricted stock was issued in connection with the cancellation of the employment contracts of certain senior executive officers. Such shares are subject to restrictions and forfeiture under certain circumstances. Following shareholder approval of the Stock
Incentive Plan, the 1988 Incentive Stock Plan terminated for the granting of future awards.

Since the inception of the 1978 and 1988 Incentive Stock
Plans and the 1996 Stock Incentive Plan, options for the purchase of 4,130,405 shares have been granted at prices ranging from $6.75 to $37.88 per share. At October 31, 1996, 1,498,334 of the options were outstanding, 1,600,003 had been exercised and 1,032,068 had expired. Generally, the options become exercisable in cumulative installments of one-fourth of the shares in each year beginning six months from the date of the grant. In addition, 7,250 restricted shares were issued in 1996 under a restricted stock award program established in 1990 under the 1988
Incentive Stock Plan. The shares became unrestricted in 1996.

Certain information regarding stock options is as follows:

                                        Number              Option Price
                                      of Shares                 Per Share
                                        ---------          ----------------
Outstanding at
 October 31, 1993                     2,031,301           $14.38 to $27.00
Granted                                 188,349            15.70 to  26.50
Exercised                              (166,041)           14.38 to  24.63
Canceled or expired                    (234,290)           14.38 to  24.63
                                      ---------          ----------------
Outstanding at
 October 31, 1994                     1,819,319           14.38 to  27.00
Activity related to
 Joy Technologies Inc.
from February 26, 1994
 to November 1, 1994
Granted                                  75,380           17.91 to  24.55
Exercised                               (12,434)          19.46
Canceled or expired                     (23,319)          19.46
                                      ---------          ----------------
                                        39,627            17.91 to  24.55
Activity from
 November 1, 1994 to
 October 31, 1995
Granted                                 637,750           25.00 to  31.25
Exercised                              (861,930)          14.38 to  27.00
Canceled or expired                    (190,480)          14.38 to  25.00
                                      ---------          ----------------
Outstanding at
 October 31, 1995                     1,444,286           14.38 to  31.25
 Granted                                494,900           31.25 to  37.88
 Exercised                             (320,172)          14.38 to  31.25
 Canceled or expired                   (120,680)          17.25 to  31.25
                                      ---------          ----------------
Outstanding at
 October 31, 1996                     1,498,334           14.38 to  37.88
                                      ---------          ----------------
Exercisable at
 October 31, 1996                       456,650          $14.38 to $31.25
                                      =========          ================

In September, 1994, the Company sold 2,000,000 shares of
Common Stock in a private transaction. This sale satisfied the requirements under the pooling of interests accounting rules to replace shares repurchased during the two years prior to the announcement of the Company's merger with JTI. The shares were sold from treasury stock.

Following a "Dutch auction" self-tender offer in May, 1993, the Company purchased for cash 2,500,000 shares of Common Stock, or approximately 9% of shares of Common
Stock outstanding at that time, at $19 5/8 per share, in conjunction with the establishment of the Harnischfeger
Industries, Inc. Stock Employee Compensation Trust
("SECT"). Concurrent with the purchase, the Company sold
2,547,771 shares of Common Stock held in treasury to the SECT, amounting to $50,000 at $19 5/8 per share. The purchase of the treasury shares reduced shareholders' equity. The sale of the treasury shares to the SECT had no impact on such equity. Shares in the SECT are being used to fund future employee benefit obligations under plans that currently require shares of Company Common Stock.

Shares owned by the SECT are accounted for as treasury stock until issued to existing benefit plans; they are reflected as a reduction to shareholders' equity. Shares owned by the SECT are valued at the closing market price each period, with corresponding changes in the SECT balance reflected in capital in excess of par value.
Shares in the SECT are not considered outstanding for computing earnings per share.

Note 11
Operating Leases

The Company leases certain plant, office and warehouse space as well as machinery, vehicles, data processing and other equipment.

Certain of the leases have renewal options at reduced rates and provisions requiring the Company to pay maintenance, property taxes and insurance.

Generally, all rental payments are fixed. The Company's assets and obligations under capital lease arrangements are not significant.

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $27,887, $20,822 and $20,327 in 1996, 1995 and 1994, respectively.

At October 31, 1996, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance, were as follows:

1997               $20,231
1998                14,709
1999                 4,955
2000                 2,156
2001                 1,133
2002 and thereafter  2,599

Note 12
Commitments, Contingencies and Off-Balance-Sheet Risks

At October 31, 1996, the Company was contingently liable to banks, financial institutions and others for approximately $271,000 for outstanding letters of credit securing performance of sales contracts and other guarantees in the ordinary course of business, excluding the H-K Systems, Inc. back-up bond guarantee facility. The
Company may also guarantee performance of its equipment at levels specified in sales contracts without the requirement of a letter of credit.

The Company is party to litigation matters and claims which are normal in the course of its operations. Also, as a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. In the case of Beloit Corporation, certain claims are currently pending in connection with its contractual undertakings. While the outcome of such litigation and claims cannot be predicted with certainty and favorable or unfavorable judgements or resolutions may affect income on a quarter-to-quarter basis, management believes that such matters will not have a materially adverse effect on the Company's consolidated financial position or annual results of operations.

The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters.
Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect upon its consolidated financial position or annual results of operations.

The Company has entered into various foreign currency exchange contracts with major international financial institutions designed to minimize its exposure to exchange rate fluctuations on foreign currency transactions. These contracts are used to hedge known cash receipts and disbursements in the ordinary course of business. At
October 31, 1996, the outstanding net U.S. dollar face amounts of contracts to cover sales and purchase activity totaled approximately $201,000. In addition, at October 31, 1996, the Company had outstanding foreign exchange contracts totaling $15,072 to cover interest and borrowing obligations. The difference between contract and estimated fair values at October 31, 1996 was not significant. It is the Company's policy not to participate in high-yield financings, highly leveraged transactions or other
"derivative" instruments.

On October 29, 1993, the Company completed the sale of H-K
Systems, Inc. to that unit's senior management and some equity partners. The Company agreed to make available a back-up bonding guarantee facility for certain bid, performance and other contract bonds issued by H-K Systems, Inc. Outstanding contract bonds under the guarantee arrangement totaled approximately $47,800 at October 31, 1996. No new bonds can be issued during 1997.

In 1994, a Federal court jury in Madison, Wisconsin returned a verdict finding that Valmet Corporation of Finland infringed a Beloit patent on the Bel-Champ(TM) paper machine drying technology. In connection with this suit, the jury awarded Beloit $7,875 in damages. The verdict has been appealed by Valmet. The award has not been recorded in the Company's financial statements.

Note 13
Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents: The carrying value approximates fair value because of the short maturity of those instruments.

Long-Term Obligations: The fair value of the Company's long-term obligations has been based on prevailing market quotations and by discounting cash flows using current market yields quoted on similar issues.

The estimated fair values of the Company's financial instruments at October 31, 1996 and 1995 are as follows:

1996
                                   Carrying Value        Fair Value
                                  ---------------        -----------
Cash and Cash Equivalents                $  36,936         $  36,936
                                      ===========         =========
Long-Term Obligations                     (662,137)         (708,204)
                                      ===========         =========
1995
                                   Carrying Value        Fair Value
                                  ----------------       ------------
Cash and Cash Equivalents               $ 239,043          $ 239,043
                                     ===========          =========
Long-Term Obligations                    (462,991)          (522,426)
                                     ===========          =========

Note 14
Transactions With Affiliated Companies
Mitsubishi Heavy Industries, Ltd. ("Mitsubishi") owns a 20% interest in Beloit Corporation. In connection with this ownership interest, Mitsubishi entered into certain agreements that provide it with the right to designate one of Beloit's five directors. The agreements also place certain restrictions on the transfer of Beloit stock. In the event of change in control of the Company, Mitsubishi has the right to sell its 20% interest back to the Company for the greater of $60,000 or the book value of its equity interest.

Transactions with Mitsubishi for the years ending October
31, were as follows:

                               1996       1995        1994
                             ------     ------     -------
Sales                        $1,267     $1,553     $   487
Purchases                       223        265         191
Receivables                   6,306      6,413       2,335
License Income                7,127      7,582       3,931
                             ======     ======      ======

The Company believes that its transactions with Mitsubishi were competitive with alternate sources of supply for each party involved.

As of October 31, 1994, the Company's total investment in Measurex Corporation, including related expenses, equity income and net of dividends received, amounted to $66,347, representing a 20% interest. In fiscal 1995, Measurex repurchased its stock which had been purchased by the Company resulting in a pre-tax gain of $29,657.

Measurex continues to have cooperative agreements with Beloit.

Note 15
Segment Information

The Company designs, manufactures, markets and services products structured into three industry segments.

The "Mining Equipment Segment" consists of P&H Mining
Equipment (Harnischfeger Corporation) and Joy Mining
Machinery. P&H Mining Equipment designs, manufactures and markets electric mining shovels, electric and diesel-electric draglines, buckets, hydraulic mining excavators, large rotary blasthole drilling equipment and related replacement parts for the surface mining and quarrying industries. Joy Mining Machinery designs, manufactures and distributes continuous miners, longwall shearers, roof supports, face conveyors, shuttle cars and flexible conveyor train continuous haulage systems for use in the underground extraction of coal and other minerals.
In addition, Joy engineers, manufactures and markets worldwide a highwall mining system for the extraction of coal from exposed surface seams in the walls of surface coal mines, trenches and mountainside benches. It also rebuilds and services installed equipment and sells spare parts for the equipment it manufactures.

The "Pulp and Paper Machinery Segment" (Beloit Corporation) designs, manufactures, services and markets papermaking machinery and allied equipment for the pulp and paper industries.

The "Material Handling Segment" (Harnischfeger Corporation) designs, manufactures, services and markets overhead cranes, electric wire rope and chain hoists, engineered products, container cranes and crane modernizations and electrical products for use worldwide in a variety of industries and applications.

Intersegment sales are not significant. Common operating plants have been allocated to the respective segments.

Corporate assets include principally cash, cash equivalents, and administration facilities.

Segments of Business by Industry      Total       Operating
                                     Sales          Income
                              ------------      -----------
1996
Mining Equipment                $1,405,936         $183,141
Pulp and Paper Machinery         1,134,779           48,511(1)
Material Handling                  323,216           33,107
                                ----------      -----------
  Total continuing operations     2,863,931         264,759
Corporate                                -         (20,740)
                                ----------      -----------
  Consolidated total             $2,863,931        $244,019
                                ==========      ===========
1995
Mining Equipment                 $  941,779       $122,116
Pulp and Paper Machinery            970,418         56,062
Material Handling                   239,882         22,850
                                -----------     ----------
  Total continuing operations      2,152,079        201,028
Corporate                                 -        (19,663)
Discontinued Operations                    -              -
                               -------------    -----------
  Consolidated total              $2,152,079       $181,365
                               =============    ===========
1994
Mining Equipment                  $   729,521     $  82,541
Pulp and Paper Machinery              712,778        32,195
Material Handling                     109,429        12,094
                                 -----------     ----------
  Total continuing operations       1,551,728        126,830
Corporate                                  -        (26,668)
Discontinued Operations                     -             -
                                ------------     -----------
  Consolidated total              $1,551,728        $100,162
                                ============     ===========
(1) After restructuring charge of $43,000.

Segments of Business by Industry   Depreciation and         Capital
                                     Amortization    Expenditures
                                 -----------------   -------------
1996
Mining Equipment                       $44,051        $23,938
Pulp and Paper Machinery                38,788         39,769
Material Handling                        5,893          6,833
                                    ----------      --------
  Total continuing operations           88,732         70,540
Corporate                                 538         12,848
                                    ----------      ----------
  Consolidated total                   $89,270        $83,388
                                    ==========      ==========
1995
Mining Equipment                       $29,280        $25,963
Pulp and Paper Machinery                33,296         39,227
Material Handling                        4,517          5,609
                                    ----------        -------
  Total continuing operations            67,093         70,799
Corporate                                  675          2,473
Discontinued Operations                   2,744            212
                                    ----------     ----------
  Consolidated total                    $70,512        $73,484
                                    ==========     ==========
1994
Mining Equipment                        $36,085        $17,465
Pulp and Paper Machinery                 31,945         27,599
Material Handling                         2,981          3,935
                                      --------     ----------
  Total continuing operations            71,011         48,999
Corporate                                  860            330
Discontinued Operations                   1,372          1,513
                                       --------      ----------
  Consolidated total                    $73,243         $50,842
                                      ========      ==========
(1) After restructuring charge of $43,000.


Segments of Business by Industry       Identifiable
                                           Assets
                                     ------------
1996
Mining Equipment                       $1,362,435
Pulp and Paper Machinery                1,023,819
Material Handling                         204,412
                                      ----------
  Total continuing operations           2,590,666
Corporate                                 99,363
                                     -----------
  Consolidated total                   $2,690,029
                                     ============
1995
Mining Equipment                      $   797,921
Pulp and Paper Machinery                  817,411
Material Handling                         154,905
                                      -----------
  Total continuing operations           1,770,237
Corporate                                222,881
Discontinued Operations                    47,649
                                     -------------
  Consolidated total                   $2,040,767
                                     =============
1994
Mining Equipment                       $  757,651
Pulp and Paper Machinery                  752,999
Material Handling                         135,680
                                     --------------
  Total continuing operations            1,646,330
Corporate                                 164,412
Discontinued Operations                    171,211
                                      --------------
  Consolidated total                    $1,981,953
                                      ==============
(1) After restructuring charge of $43,000.


Geographical Segment Information         Total           Interarea
                                       Sales               Sales
                                ------------        -------------
  United States                    $1,860,203          $(213,061)
  Europe                             837,815            (158,639)
  Other Foreign                       562,558            (24,945)
  Interarea Eliminations             (396,645)            396,645
                                  ----------          -----------
                                  $2,863,931          $        -
                                  ==========          ===========
1995
  United States                    $1,690,096          $(199,940)
  Europe                              337,293           (43,604)
  Other Foreign                       381,493           (13,259)
  Interarea Eliminations             (256,803)           256,803
                                  -----------         ----------
                                  $2,152,079          $       -
                                  ===========         ==========
1994
  United States                    $1,328,243         $(149,096)
  Europe                             165,624            (42,111)
  Other Foreign                       260,869           (11,801)
  Interarea Eliminations             (203,008)           203,008
                                  -----------         ----------
                                  $1,551,728          $       -
                                  ===========         ==========




                                     Sales to
Geographical Segment Information   Unaffiliated      Operating
                                    Customers         Income
                                ---------------   -------------
1996
  United States                    $1,647,142      $156,556
  Europe                             679,176        86,273
  Other Foreign                       537,613        49,263
  Interarea Eliminations                    -       (27,333)
                                  -----------      --------
                                  $2,863,931      $264,759
                                  ===========      ========
1995
  United States                    $1,490,156      $165,916
  Europe                              293,689        19,520
  Other Foreign                       368,234        35,290
  Interarea Eliminations                    -        (19,698)
                                   -----------      --------
                                   $2,152,079      $201,028
                                   ===========      ========
1994
  United States                     $1,179,147      $100,265
  Europe                              123,513         3,374
  Other Foreign                        249,068        23,071
  Interarea Eliminations                     -           120
                                   ----------      --------
                                   $1,551,728      $126,830
                                   ==========      ========

Geographical Segment Information   Identifiable
                                       Assets
                                  ------------
1996
  United States                     $1,456,221
  Europe                               700,496
  Other Foreign                        478,847
  Interarea Eliminations               (44,898)
                                  -----------
                                   $2,590,666
                                  ===========
1995
  United States                     $1,202,038
  Europe                               313,822
  Other Foreign                        261,171
  Interarea Eliminations                (6,794)
                                   -----------
                                    $1,770,237
                                   ===========
1994
  United States                      $1,232,163
  Europe                                265,441
  Other Foreign                         195,205
  Interarea Eliminations                 (46,479)
                                     ----------
                                     $1,646,330
                                     ==========

Exports of U.S.-produced products were approximately
$321,000, $263,000 and $190,000 in 1996, 1995 and 1994,
respectively.

Note 16
Discontinued Operations

In 1994, the Company announced its decision to divest of Syscon Corporation, the remaining unit in the Systems
Group. Accordingly, the assets and liabilities and operating results of Syscon were segregated in the consolidated financial statements and were reflected as net assets and results of discontinued operations in the Consolidated Balance Sheet and Consolidated Statement of
Income, respectively. In February, 1995, the Company completed the sale of Syscon to Logicon, Inc. for a cash price of $45,000. In connection with this sale, the Company recorded a loss of $(21,948) or $(0.48) per share, net of applicable income taxes, in the first quarter of 1995.

In April, 1995, the Company announced its decision to divest of Joy Environmental Technologies ("JET"), a unit of JTI which supplies air pollution and ash handling equipment for electric utilities and other industrial operations.
Accordingly, the operating results of JET were segregated and reflected in the Consolidated Statement of Income as a discontinued operation.

In December, 1995, the Company completed the sale of substantially all of the assets of JET to Babcock and Wilcox, an operating unit of McDermott International, for $11,651. The loss on sale, net of applicable income taxes, was recorded in fiscal 1995.

As a result, the Consolidated Statement of Income reflects a loss from the discontinued operations of $(9,287) or $(0.19) per share for fiscal 1995. Prior comparative periods have also been restated to reflect JET as a discontinued operation.

Operating results of discontinued operations as of October
31, were as follows:

                             1996       1995        1994
                           ------    --------    --------
Net sales                   $   -    $101,472    $263,274
Loss before income taxes         -     (39,250)    (4,684)
Income taxes credit             -       8,015         702
Loss from discontinued
  operations                    -     (31,235)     (3,982)
                            =====    ========    ========

Note 17
Unaudited Quarterly Financial Data and Stock Prices

                                           Fiscal Quarter

(Dollar amounts in thousands, except           1996
  per share and market price amounts)         First          Second
                                          --------        --------
Net sales                                  $632,684       $739,509
Gross profit                                141,152        178,689
Operating income                             53,178         72,649
Income from continuing operations             23,191         33,555
                                           --------        ------
Net income                                  $23,191        $33,555
                                            =======        =======
Earnings per share                            $0.50          $0.71
                                            =======        ========
Market price of common stock:
  High                                     $35 1/4         $42 1/8
  Low                                       28 5/8          33 3/4
                                           --------        --------
(1) After restructuring charge of $43,000 ($21,830 after tax, or $0.46 per share)

                                                  Fiscal Quarter

(Dollar amounts in thousands, except                  1995
  per share and market price amounts)            First      Second
                                             --------    --------
Net sales                                    $449,369    $541,013
Gross profit                                   97,746     123,923
Operating income                               27,506      47,723
Income from continuing operations                3,193      21,045
(Loss) from discontinued operations,
  net of applicable income taxes               (22,634)     (1,776)
Extraordinary loss on retirement
  of debt, net of applicable income taxes        (3,481)         -
                                             ---------    --------
Net income (loss)                             $(22,922)  $ 19,269
                                             =========    ========
Earnings (loss) per share
Income from continuing operations              $   0.07   $   0.46
(Loss) from discontinued operations               (0.49)     (0.04)
Extraordinary loss on retirement of debt          (0.08)         -
                                              --------    -------
Net income (loss) per share                    $  (0.50)  $   0.42
                                              ========    =======
Market price of common stock:
High                                          $ 28 1/2   $ 29 7/8
Low                                             24 3/4     26
                                                 --------     --------

Unaudited Quarterly Financial Data and Stock Prices

                                                      Fiscal Quarter
(Dollar amounts in thousands, except                        1996
  per share and market price amounts)              Third        Fourth (1)
                                                -------         --------
Net sales                                         $779,752     $711,986
Gross profit                                       182,487      194,828
Operating income                                    79,502       38,690
Income from continuing operations                   37,692       19,779
                                                 ---------     ---------
Net income                                         $37,692      $19,779
                                                 ========       =======
Earnings per share                                   $0.80        $0.41
                                                 ========       =======
Market price of common stock:
  High                                            $41 5/8      $41
  Low                                              30 1/4       30 7/8
                                                 ---------      -------

(1) After restructuring charge of $43,000 ($21,830 after tax, or $0.46 per share)

                                                   Fiscal Quarter
(Dollar amounts in thousands, except                    1995
  per share and market price amounts)                Third      Fourth
                                                   --------   --------
Net sales                                         $547,676    $614,021
Gross profit                                       119,532     138,946
Operating income                                    46,591      59,545
Income from continuing operations                   37,612      30,270
(Loss) from discontinued operations,
  net of applicable income taxes                         -      (6,825)
Extraordinary loss on retirement
  of debt, net of applicable income taxes                -           -
                                                  --------    --------
Net income (loss)                                 $ 37,612    $ 23,445
                                                  ========    ========
Earnings (loss) per share
Income from continuing operations                 $   0.81    $  0.65
(Loss) from discontinued operations                      -      (0.14)
Extraordinary loss on retirement of debt                 -          -
                                                 ---------    -------
Net income (loss) per share                       $   0.81    $  0.51
                                                 =========    =======
Market price of common stock:
High                                              $ 38 7/8    $39 3/8
Low                                                 29 3/8     28 5/8
                                                  ---------   -------

Unaudited Quarterly Financial Data and Stock Prices

(Dollar amounts in thousands, except                1996
  per share and market price amounts)               Year  (1)
                                                  ----
Net sales                                       $2,863,931
Gross profit                                       697,156
Operating income                                   244,019
Income from continuing operations                   114,217
                                                   ------
Net income                                        $114,217
                                                 =========
Earnings per share                                   $2.42
                                                 =========
Market price of common stock:
  High                                            $42 1/8
  Low                                              28 5/8
                                                ----------

(1) After restructuring charge of $43,000 ($21,830 after tax, or $0.46 per share)

Dollar amounts in thousands, except                  1995
  per share and market price amounts)                Year
                                                ----------
Net sales                                       $2,152,079
Gross profit                                       480,147
Operating income                                   181,365
Income from continuing operations                   92,120
(Loss) from discontinued operations,
  net of applicable income taxes                   (31,235)
Extraordinary loss on retirement
  of debt, net of applicable income taxes           (3,481)
                                                  ---------
Net income (loss)                                   57,404
                                                 ==========
Earnings (loss) per share
Income from continuing operations                $     1.99
(Loss) from discontinued operations                   (0.67)
Extraordinary loss on retirement of debt              (0.08)
                                                 ----------
Net income (loss) per share                      $     1.24
                                                ===========
Market price of common stock:
High                                             $   39 3/8
Low                                                  24 3/4
                                                 ----------

Report of Independent Accountants

To the Directors and Shareholders
of Harnischfeger Industries, Inc.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Harnischfeger
Industries, Inc. and its subsidiaries (the "Company") at October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Joy Technologies Inc., which statements reflect total revenues of $572.7 million and $583.3 million for the years ended February 25, 1994. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Joy
Technologies, Inc. as of February 25, 1994, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

As discussed in Note 9, in the first quarter of fiscal
1994, the Company changed its method of accounting for postretirement benefits other than pensions.

PRICE WATERHOUSE LLP

Milwaukee, Wisconsin
November 21, 1996

      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Joy Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Joy Technologies Inc. (a Delaware corporation) and subsidiaries as of February 25, 1994, and February 26, 1993, and the related consolidated statements of income, accumulated deficit and cash flows for each of the three years in the period ended February 25, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Joy Technologies Inc. and subsidiaries as of February 25, 1994, and February 26,
1993, and the results of their operations and their cash flows for each of the three years in the period ended
February 25, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions.


                            ARTHUR ANDERSEN LLP



Pittsburgh, Pennsylvania,
  March 25, 1994

Five-Year Review of Selected Financial Data

Years Ended October 31,
  (Dollar amounts in thousands
   except per share amounts)                   1996        1995
                                        ----------   ----------
Revenues
  Net sales                              $2,863,931  $2,152,079
  Other income                               23,639      32,208
                                         ----------  ----------
                                         2,887,570    2,184,287

Cost of Sales                             2,166,775    1,671,932
Product Development, Selling and
  Administrative Expenses                   433,776      330,990
Restructuring Charges                        43,000            -
Nonrecurring Charge                               -            -
                                         ----------    ---------
Operating Income (Loss)                     244,019      181,365
Interest Expense - Net                      (62,258)     (40,713)
                                         ----------    ---------
Pre-tax Income (Loss) before Joy
  Merger Costs and Gain on Sale of
  Measurex Investment                       181,761      140,652
Joy Merger Costs                                  -      (17,459)
Gain on Sale of Measurex Investment                -       29,657
 (Provision) Credit for Income Taxes         (63,600)     (53,500)
Minority Interest                            (3,944)      (7,230)
                                          ---------     --------
Income (Loss) from Continuing
  Operations (after deducting $21,830
  in 1996 related to the restructuring
  charge and $11,384 in 1995 related to
  Joy merger costs, and adding $18,657
  in 1995 relatedto the gain on sale
  of Measurex investment)                   114,217       92,120
Income (Loss) from and (Net Loss)
  on Sale of Discontinued Operations,
  net of applicable income taxes                  -      (31,235)
Extraordinary Loss on Retirement of
  Debt, net of applicable income taxes            -       (3,481)
Cumulative Effect of Accounting Change,
  net of applicable income taxes
  and minority interest                           -           -
                                          --------      -------
Net Income (Loss) before Preferred Stock
  Dividend Requirements                     114,217       57,404
Preferred Stock Dividend Requirements (1)         -            -
                                          --------      -------
Net Income (Loss) applicable to Common
  Shareholders                         $   114,217      $ 57,404
                                          ========      =======
Earnings (Loss) Per Share
  Income (loss) from continuing
   operations (after deducting $0.46
   per share in 1996 for the
   restructuring charge and $0.24
   per share in 1995 related to Joy
   merger costs, and adding $0.40 in
   1995 related to the gain on sale
   of Measurex investment)                   $2.42        $ 1.99
  Income (loss) from and (net loss)
   on sale of discontinued operations            -         (0.67)
  Extraordinary loss on retirement
   of debt                                      -         (0.08)
  Cumulative effect of accounting
   change                                       -             -
                                         --------      ---------
Net Income (Loss) Per Common Share           $2.42        $ 1.24
                                         ========      =========
Dividends Per Common Share                   $0.40        $ 0.40
                                         ========      =========
Bookings                                $3,000,775    $2,252,341
                                        ==========   ===========

Five-Year Review of Selected Financial Data

Years Ended October 31,
  (Dollar amounts in thousands
   except per share amounts)                  1994        1993
                                        ----------  ----------
Revenues
  Net sales                               $1,551,728   $1,409,204
  Other income                                23,301        9,040
                                          ----------   ----------
                                           1,575,029    1,418,244

Cost of Sales                              1,195,851    1,083,846
Product Development, Selling and
  Administrative Expenses                    279,016      259,831
Restructuring Charges                              -       67,000
Nonrecurring Charge                                -        8,000
                                           ---------    ---------
Operating Income (Loss)                      100,162         (433)
Interest Expense - Net                       (47,366)     (48,313)
                                           ---------    ---------
Pre-tax Income (Loss) before Joy
  Merger Costs and Gain on Sale of
  Measurex Investment                         52,796      (48,746)
Joy Merger Costs                                   -           -
Gain on Sale of Measurex Investment                -            -
 (Provision) Credit for Income Taxes         (13,979)      16,497
Minority Interest                            (2,224)       4,799
                                           ---------    ---------
Income (Loss) from Continuing
  Operations (after deducting $21,830
  in 1996 related to the restructuring
  charge and $11,384 in 1995 related to
  Joy merger costs, and adding $18,657
  in 1995 relatedto the gain on sale
  of Measurex investment)                     36,593      (27,450)
Income (Loss) from and (Net Loss)
  on Sale of Discontinued Operations,
  net of applicable income taxes              (3,982)       7,760
Extraordinary Loss on Retirement of
  Debt, net of applicable income taxes        (4,827)           -
Cumulative Effect of Accounting Change,
  net of applicable income taxes
  and minority interest                      (81,696)           -
                                            ---------    ---------
Net Income (Loss) before Preferred Stock
  Dividend Requirements                      (53,912)    (19,690)
Preferred Stock Dividend Requirements (1)          -           -
                                            ---------    ---------
Net Income (Loss) applicable to Common
  Shareholders                              $(53,912)   $(19,690)
                                            =========    =========
Earnings (Loss) Per Share
  Income (loss) from continuing
   operations (after deducting $0.46
   per share in 1996 for the
   restructuring charge and $0.24
   per share in 1995 related to Joy
   merger costs, and adding $0.40 in
   1995 related to the gain on sale
   of Measurex investment)                    $ 0.84      $(0.62)
  Income (loss) from and (net loss)
   on sale of discontinued operations          (0.09)       0.18
  Extraordinary loss on retirement
   of debt                                    (0.11)          -
  Cumulative effect of accounting
   change                                     (1.87)          -
                                            --------      -------
Net Income (Loss) Per Common Share            $(1.23)     $(0.44)
                                            ========      =======
Dividends Per Common Share                    $ 0.40      $ 0.40
                                            =========     =======
Bookings                                  $1,636,931   $1,487,502
                                           ========== ============

Five-Year Review of Selected Financial Data

Years Ended October 31,
  (Dollar amounts in thousands
   except per share amounts)                  1992
                                         ----------
Revenues
  Net sales                               $1,594,192
  Other income                                18,571
                                          ----------
                                           1,612,763

Cost of Sales                              1,179,904
Product Development, Selling and
  Administrative Expenses                    267,568
Restructuring Charges                              -
Nonrecurring Charge                                -
                                          ----------
Operating Income (Loss)                      165,291
Interest Expense - Net                       (53,216)
                                          ----------
Pre-tax Income (Loss) before Joy
  Merger Costs and Gain on Sale of
  Measurex Investment                        112,075
Joy Merger Costs                                  -
Gain on Sale of Measurex Investment                -
 (Provision) Credit for Income Taxes         (42,634)
Minority Interest                            (9,277)
                                           ---------
Income (Loss) from Continuing
  Operations (after deducting $21,830
  in 1996 related to the restructuring
  charge and $11,384 in 1995 related to
  Joy merger costs, and adding $18,657
  in 1995 relatedto the gain on sale
  of Measurex investment)                    60,164
Income (Loss) from and (Net Loss)
  on Sale of Discontinued Operations,
  net of applicable income taxes              9,465
Extraordinary Loss on Retirement of
  Debt, net of applicable income taxes      (22,816)
Cumulative Effect of Accounting Change,
  net of applicable income taxes
  and minority interest                          -
                                          ---------
Net Income (Loss) before Preferred Stock
  Dividend Requirements                      46,813
Preferred Stock Dividend Requirements (1)    (10,866)
                                          ---------
Net Income (Loss) applicable to Common
  Shareholders                             $ 35,947
                                          =========
Earnings (Loss) Per Share
  Income (loss) from continuing
   operations (after deducting $0.46
   per share in 1996 for the
   restructuring charge and $0.24
   per share in 1995 related to Joy
   merger costs, and adding $0.40 in
   1995 related to the gain on sale
   of Measurex investment)                    $1.17
  Income (loss) from and (net loss)
   on sale of discontinued operations          0.23
  Extraordinary loss on retirement
   of debt                                   (0.54)
  Cumulative effect of accounting
   change                                        -
                                          --------
Net Income (Loss) Per Common Share           $ 0.86
                                          ========
Dividends Per Common Share                   $ 0.40
                                          ========
Bookings                                 $1,495,262
                                         ==========

Five-Year Review of Selected Financial Data (continued)
Years Ended October 31,
 (Dollar amounts in thousands
 except per share amounts)                        1996        1995
                                           ----------     --------
Working Capital:
  Current assets                            $1,410,250  $1,213,390
  Current liabilities                        1,077,127     723,303
                                           ----------   ----------
  Working capital                           $  333,123  $  490,087
  Current ratio                                    1.3         1.7
                                           -----------   ---------
Plant and Equipment
  Net properties                            $  634,045  $  487,656
  Capital expenditures                          83,388      73,484
  Depreciation expense                          67,051      56,642
                                           ===========   =========
Total assets                                $2,690,029  $2,040,767
                                           ===========   =========
Debt and Capitalized Lease Obligations
  Long-term obligations (2)                 $  662,137   $  462,991
  Short-term notes payable                      45,261       18,921
                                           ----------    ----------
                                           $  707,398   $  481,912
                                           ==========    ==========
Minority Interest                           $   93,652   $   89,611
                                           ==========    ==========
Debt to Capitalization Ratio (3)                 48.0%         42.6%
                                           ==========    ==========
Shareholders' Equity                        $  673,485   $  559,276
  Book value per share                          $14.15       $11.98
  Common shares outstanding (4)              47,598,340   46,693,061
                                           ===========   ==========
Number of (End of Year):
  Employees                                     17,100       14,000
  Common Shareholders of Record                   1,972        2,114
                                           ===========   ==========

 (1) Reflects declared and cumulative preferred stock dividends for the senior and junior preferred stock of JTI
(2) Includes amounts classified as current portion of long-term obligations
(3) Total debt to total debt, minority interest and shareholders' equity
(4)  As of end of year, excluding SECT shares


Five-Year Review of Selected Financial Data (continued)
Years Ended October 31,
 (Dollar amounts in thousands
 except per share amounts)                       1994        1993
                                             --------     -------
Working Capital:
  Current assets                           $1,043,401   $ 983,038
  Current liabilities                         612,076     607,802
                                           ----------   ---------
  Working capital                          $  431,325   $ 375,236
  Current ratio                                   1.7        1.6
                                           ----------   ---------
Plant and Equipment
  Net properties                           $  490,237   $ 505,412
  Capital expenditures                         50,842      71,761
  Depreciation expense                         58,628      56,467
                                           ==========   =========
Total assets                               $1,981,953  $1,908,250
                                           ==========   =========
Debt and Capitalized Lease Obligations
  Long-term obligations (2)                $ 571,054    $ 559,852
  Short-term notes payable                    14,419       67,742
                                           ----------   ---------
                                           $ 585,473    $ 627,594
                                           =========    =========
Minority Interest                           $  85,570   $  89,110
                                           =========   =========
Debt to Capitalization Ratio (3)                49.9%       51.1%
                                           =========   =========
Shareholders' Equity                       $ 502,365   $ 511,169
  Book value per share                        $11.04      $11.83
  Common shares outstanding (4)            5,503,451  43,200,676
                                           =========   ==========
Number of (End of Year):
  Employees                                   14,900     14,700
  Common Shareholders of Record                2,261      2,512
                                           ==========   =========

(1) Reflects declared and cumulative preferred stock dividends for the senior and junior preferred stock of JTI
(2) Includes amounts classified as current portion of long-term obligations
(3) Total debt to total debt, minority interest and shareholders' equity
(4)  As of end of year, excluding SECT shares

Five-Year Review of Selected Financial Data (continued)
Years Ended October 31,
 (Dollar amounts in thousands
 except per share amounts)                       1992
                                             --------
Working Capital:
  Current assets                           $1,215,956
  Current liabilities                         643,205
                                           ----------
  Working capital                          $  572,751
  Current ratio                                   1.9
                                           ----------
Plant and Equipment
  Net properties                           $  497,947
  Capital expenditures                         63,973
  Depreciation expense                         51,572
                                           ===========
Total assets                               $2,109,605
                                           ===========
Debt and Capitalized Lease Obligations
  Long-term obligations (2)                $  608,301
  Short-term notes payable                     48,041
                                           ----------
                                           $  656,342
                                           ==========
Minority Interest                          $   99,655
                                           ==========
Debt to Capitalization Ratio (3)                 48.0%
                                           ==========
Shareholders' Equity                       $  610,072
  Book value per share                         $13.33
  Common shares outstanding (4)            45,777,956
                                          ===========
Number of (End of Year):
  Employees                                   15,800
  Common Shareholders of Record                 2,865
                                           ==========

(1) Reflects declared and cumulative preferred stock dividends for the senior and junior preferred stock of JTI
(2) Includes amounts classified as current portion of long-term obligations
(3) Total debt to total debt, minority interest and shareholders' equity
(4)  As of end of year, excluding SECT shares

                                                          EXHIBIT 21

                   HARNISCHFEGER INDUSTRIES, INC.

                            SUBSIDIARIES

                          October 31, 1996


Harnischfeger Industries, Inc. is publicly held and has no parent. The following subsidiaries are wholly-owned except as noted below: "Certain subsidiaries, which if considered in the aggregate as a single subsidiary would not constitute a significant subsidiary, are omitted from this list."

                                Description (1)

                                                                   Justification
                                                                   -------------
Beloit Corporation (2) . . . . . . . . . . . . . . . . . . . Delaware
  Beloit Canada Ltd./Ltee (3). . . . . . . . . . . . . . . . .Canada
   Joy Technologies Canada Inc.(4) . . . . . . . . . . . . . . . . . . . .Canada
      Harnischfeger Corporation of Canada, Ltd.(5). . . . . . . . . . . . Canada
  Beloit Industrial Ltda. (6). . . . . . . . . . . . . . . . .Brazil
  Beloit International Pty. Ltd.. . . . . . . . . . . . . . . . . . . .Australia
  Beloit Pulping Group, Inc. . . . . . . . . . . . . . . . . . . . . .  Delaware
  Beloit Poland S.A. (7) . . . . . . . . . . . . . . . . . .  Poland
  BWRC, Inc. . . . . . . . . . . . . . . . . . . . . . . . .Delaware
    Beloit Asia Pacific Pte.Ltd. . . . . . . . . . . . . . Singapore
    Beloit Italia S.p.A. (8).. . . . . . . . . . . . . . . . . Italy
    Beloit Lenox GmbH. . . . . . . . . . . . . . . . . . . . Germany
    Beloit Walmsley Limited. . . . . . . . . . . . . .United Kingdom
    J&L Fiber Services, Inc. . . . . . . . . . . . . . . . Wisconsin
    IMPCO Voest Alpine Pulping Technologies GmbH. . . . . . . . . . . . .Germany
    Optical Alignment Systems and Inspection Services, Inc.New Hampshire
    Sandusky International, Inc.(9). . . . . . . . . . . . . . .Ohio
Harnischfeger Corporation (doing business under the names of
    "P&H Mining Equipment" and "P&H Material Handling") . . . . . . . . Delaware
  Birmingham Crane & Hoist, Inc. . . . . . . . . . . . . . . Alabama
  Blooma Engineering Pte. Limited (10) . . . . . . . . . . Singapore
  Harnischfeger of Australia Pty. Ltd. (11). . . . . . . . Australia
  Harnischfeger do Brasil Comercio e Industria Limitada. . . .Brazil
  Harnischfeger Distribution & Service, LLC . . . . . . . . . . . . . .Wisconsin
  Harnischfeger de Chile Limitada(12). . . . . . . . . . . . . Chile
  Harnischfeger Corporation of Canada, Ltd.. . . . . . . . . .Canada
  Harnischfeger GmbH (13). . . . . . . . . . . . . . . . . . Germany
  Harnischfeger (South Africa) (Proprietary) Limited . .South Africa
  Harnischfeger Venezuela, S.A.. . . . . . . . . . . . . . Venezuela
  HCHC, Inc. . . . . . . . . . . . . . . . . . . . . . . . .Delaware
    Harnischfeger Contract Services, Inc.. . . . . . . . . .Delaware
    Harnischfeger Holdings Limited . . . . . . . . . .United Kingdom
      MMH (Holdings) Limited. . . . . . . . . . . . . . . . . . . United Kingdom
  Harnischfeger Mexico Holdings S.A. de C.V. (14). . . . . . .Mexico
  P&H Mining Equipment Peru S.A.(15) . . . . . . . . . . . . . . . . . . .  Peru
  SPH Crane and Hoist, Inc.. . . . . . . . . . . . . . . . .Delaware
Joy Technologies Inc.(doing business under the name "Joy Mining      Machinery")
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . Delaware
  Joy Manufacturing Company (Africa)(Pty)Ltd.. . . . . .South Africa
  Joy Manufacturing Company Pty. Limited . . . . . . . . . Australia
  Joy Mining Machinery Limited . . . . . . . . . . . .United Kingdom
      Joy MM Holdings (U.K.) Ltd. . . . . . . . . . . . . . . . . United Kingdom
         Joy Manufacturing Company (U.K.)Limited . . .United Kingdom


(1) Where the name of a subsidiary is indented, it is wholly-owned by its immediate parent listed at the margin above it, unless otherwise indicated.

(2) Harnischfeger Industries, Inc. owns 80% of the voting securities of Beloit Corporation.

(3) Beloit Corporation owns 70% of the voting securities of Beloit Canada Ltd./Ltee. Harnischfeger Corporation, Joy Technologies Inc., and Joy Technologies Canada Inc. each own 10% of the voting securities.

(4) Beloit Canada Ltd./Ltee owns 90% and Joy Technologies Inc. owns 10% of the voting securities of Joy Technologies Canada Inc.

(5) Joy Technologies Canada Inc. owns 90% and Harnischfeger Corporation owns 10% of the voting securities of Harnischfeger Corporation of Canada Limited.

(6) Beloit Corporation owns 45% of the voting quotas and 100% of the non-voting quotas of Beloit Industrial Ltda. This gives Beloit Corporation an 82.1% ownership of Beloit Industrial Ltda.

(7) Harnischfeger Corporation owns 99.6% of the voting securities of Beloit Poland S.A.

(8) BWRC, Inc. owns 99.98% of the voting securities of Beloit Italia S.p.A.

(9) BWRC, Inc. owns 50% of the voting securities of Sandusky International, Inc.

(10) Harnischfeger Corporation owns 85% of the voting securities of Blooma Engineering Pte.

(11) Harnischfeger Corporation owns 75% of the voting securities of Harnischfeger of Australia Pay. Ltd.

(12) HCHC, Inc. owns 90% and Harnischfeger Corporation owns 10% of the voting securities of Harnischfeger de Chile Limitada.
(13) Harnischfeger Corporation owns 75% and Harnischfeger Australia Pty. Ltd. owns 25% of the voting securities of Harnischfeger GmbH.
(14) HCHC, Inc. owns 90% and Harnischfeger Corporation owns 10% of the voting securities of Harnischfeger Mexico Holdings S.A. de C.V.
(15) HCHC, Inc. owns 90% and Harnischfeger Corporation owns 10% of the voting securities of P&H Mining Equipment Peru S.A


                                       Exhibit 23 (a)

         CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration
Statements on Form S-3 and in the Registration Statements on Form S-8 listed below of Harnischfeger Industries, Inc.
of our report dated November 21, 1996 which appears in this Current Report on Form 8-K.

  1.  Registration Statement on Form S-8 (Registration No.  33-42833)
  2.  Registration Statement on Form S-8 (Registration No.  33-23985)
  3.  Registration Statement on Form S-8 (Registration No.  33-46738)
  4.  Registration Statement on Form S-8 (Registration No.  33-46739)
  5.  Registration Statement on Form S-8 (Registration No.  33-46740)
  6.  Registration Statement on Form S-8 (Registration No.  33-57209)
  7.  Registration Statement on Form S-3 (Registration No.  33-57979)
  8.  Registration Statement on Form S-8 (Registration No.  33-58087)
  9.  Registration Statement on Form S-8 (Registration No.  333-01703)
 10.  Registration Statement on Form S-8 (Registration No.  333-01705)
 11.  Registration Statement on Form S-3 (Registration No.
      333-02401)
 12.  Registration Statement on Form S-8 (Registration No.
      333-10327)
 13.  Registration Statement on Form S-8 (Registration No.
      333-10329)

PRICE WATERHOUSE LLP

Milwaukee, Wisconsin
January 28, 1997































                                           Exhibit 23(b)

     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference in Harnischfeger Industries, Inc.'s Form 10-K of our report dated March 25, 1994, included in Harnischfeger Industries, Inc. Registration
Statement File No. 1-9299.


                                                            ARTHUR ANDERSEN LLP


Pittsburgh, Pennsylvania,
January 28, 1997



                                               EXHIBIT 24

                 POWER OF ATTORNEY

              Form 10-K Annual Report


WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1996; and,

 WHEREAS, the undersigned is a Director of the Corporation;

NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, her attorney, with full power to act for her and in her name, place and stead, to sign her name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

          IN WITNESS WHEREOF, the undersigned has hereunto
set her hand and seal this ninth day of December, 1996.
     ________________
           (SEAL)
     Donna M. Alvarado


                 POWER OF ATTORNEY

              Form 10-K Annual Report


WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended
October 31, 1996; and,

WHEREAS, the undersigned is a Director of the Corporation;

NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M.
Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form
10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

          IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this ninth day of December, 1996.



     _______________
          (SEAL)
     John D. Correnti

                 POWER OF ATTORNEY

              Form 10-K Annual Report


WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended
October 31, 1996; and,

WHEREAS, the undersigned is a Director of the Corporation;

NOW, THEREFORE, the undersigned hereby constitutes and appoints John N. Hanson and Francis M. Corby, Jr., and each or either of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual
Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

          IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this ninth day of December, 1996.


    ____________________
               (SEAL)
        Jeffery T. Grade


                 POWER OF ATTORNEY

              Form 10-K Annual Report


 WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended
October 31, 1996; and,

WHEREAS, the undersigned is a Director of the Corporation;

NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M.
Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form
10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

          IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this ninth day of December, 1996.


    ______________
        (SEAL)
    Harry L. Davis


                 POWER OF ATTORNEY

              Form 10-K Annual Report


WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended
October 31, 1996; and,

WHEREAS, the undersigned is a Director of the Corporation;

NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M.
Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form
10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

          IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this ninth day of December, 1996.


          ____________________
                   (SEAL)
             Robert M. Gerrity


                 POWER OF ATTORNEY

              Form 10-K Annual Report


WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended
October 31, 1996; and,

WHEREAS, the undersigned is a Director of the Corporation;

NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M.
Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form
10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

          IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this ninth day of December, 1996.

                    ____________________
                            (SEAL)
                    Jean-Pierre Labruyere


                 POWER OF ATTORNEY

              Form 10-K Annual Report


WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended
October 31, 1996; and,

WHEREAS, the undersigned is a Director of the Corporation;

NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M.
Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form
10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

          IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this ninth day of December, 1996.

      ____________________

          (SEAL)
       Ralph C. Joynes


                 POWER OF ATTORNEY

              Form 10-K Annual Report


WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended
October 31, 1996; and,

WHEREAS, the undersigned is a Director of the Corporation;

NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M.
Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form
10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

          IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this ninth day of December, 1996.


    ________________________
                (SEAL)
      Herbert V. Kohler, Jr.


                 POWER OF ATTORNEY

              Form 10-K Annual Report


WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended
October 31, 1996; and,

WHEREAS, the undersigned is a Director of the Corporation;

NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M.
Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form
10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

          IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this ninth day of December, 1996.


    ____________________
              (SEAL)
       Robert F. Schnoes


                 POWER OF ATTORNEY

              Form 10-K Annual Report


WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended
October 31, 1996; and,

WHEREAS, the undersigned is a Director of the Corporation;

NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M.
Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form
10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

          IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this ninth day of December, 1996.


    _____________
         (SEAL)
    Donald Taylor


                 POWER OF ATTORNEY

              Form 10-K Annual Report


WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended
October 31, 1996; and,

WHEREAS, the undersigned is a Director of the Corporation;

NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade and Francis M. Corby, Jr., and each or either of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual
Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

          IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this ninth day of December, 1996.


     ______________
        (SEAL)
    John N. Hanson


                 POWER OF ATTORNEY

              Form 10-K Annual Report


WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended
October 31, 1996; and,

WHEREAS, the undersigned is a Director of the Corporation;

NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M.
Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form
10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

          IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this ninth day of December, 1996.


    _______________
         (SEAL)
      Robert B. Hoffman




                 POWER OF ATTORNEY

              Form 10-K Annual Report


WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended
October 31, 1996; and,

WHEREAS, the undersigned is a Director of the Corporation;

NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade and John N. Hanson, and each or either of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

          IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this ninth day of December, 1996.


    ____________________
             (SEAL)
     Francis M. Corby, Jr.


                 POWER OF ATTORNEY

              Form 10-K Annual Report


WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended
October 31, 1996; and,

WHEREAS, the undersigned is a Director of the Corporation;

NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M.
Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form
10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

          IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this ninth day of December, 1996.


    _________________
          (SEAL)
      Larry D. Brady