Form 10-Q
period 1997-01-31
HARNISCHFEGER INDUSTRIES INC
filed 1997-03-12
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
         ----------------------------------
              Washington, D.C.  20549

                     FORM 10-Q
                     ---------
                     (MARK ONE)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
____     OF THE SECURITIES EXCHANGE ACT OF 1934
 X   FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997
----                                ----------------
                         OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
____      OF THE SECURITIES EXCHANGE ACT OF 1934
____            FOR THE TRANSITION PERIOD FROM ______ TO _______


           COMMISSION FILE NUMBER 1-9299
           -----------------------------
           HARNISCHFEGER INDUSTRIES, INC.
(Exact Name of registrant as Specified in Its Charter)



          Delaware                  39-1566457
------------------------     ----------------------
(State of Incorporation)       (I.R.S. Employer
                               Identification No.)

3600 South Lake Drive, St. Francis, Wisconsin    53235-3716
---------------------------------------------     -----------
(Address of principal executive offices)           (Zip Code)

(414)486-6400
--------------------------------------------------
Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                 No
                  -----                  ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class        Outstanding at March 11, 1997
----------------------        ------------------------------
Common Stock, $1 par value    49,384,288 shares
           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------

                     FORM 10-Q
                     ----------
                  JANUARY 31, 1997
                  ----------------
                       INDEX
                       -----


                                           Page No.
                                            --------
PART I.   Financial Information:

               Consolidated Statement of Income -   1
                  Three Months Ended
                  January 31, 1997 and 1996

               Consolidated Balance Sheet -   2-3
                  January 31, 1997 and
                  October 31, 1996

               Consolidated Statement
                  of Cash Flows -              4
                  Three Months Ended
                  January 31, 1997 and 1996

               Consolidated Statement of
               Shareholders' Equity -          5
                  Three Months Ended
                  January 31, 1997 and 1996

               Notes to Consolidated
                  Financial Statements        6-9

               Management's Discussion
                     and Analysis of Results
                     of Operations and Financial
                  Condition                 10-14


PART II.  Other Information                 14-15

Signatures                                         16
PART I.  FINANCIAL INFORMATION
------------------------------
HARNISCHFEGER INDUSTRIES, INC.
-------------------------------
CONSOLIDATED STATEMENT OF INCOME
---------------------------------
(Amounts in thousands except per share amounts)
            (Unaudited)

                                         Three Months Ended
                                             January 31,
                                        --------------------
                                         1997       1996
                                       ----------  -------
Revenues
   Net Sales                             $699,411    $632,684
   Other Income                             8,760      10,882
                                       ---------    ----------
                                          708,171      643,566

Cost of Sales                             527,637      491,532
Product Development, Selling
  and Administrative Expenses             113,034       98,856
                                        ---------     --------
Operating Income                           67,500       53,178
Interest Expense - Net                    (16,497)     (13,237)
                                        ---------      --------
Income Before Provision
   for Income Taxes and Minority
   Interest                                51,003       39,941

Provision for Income Taxes                (17,850)     (14,375)

Minority Interest                          (2,295)      (2,375)
                                        ---------       ---------
Net Income                               $ 30,858     $ 23,191
                                        =========       =========

Earnings Per Share                         $ 0.65       $ 0.50
                                          =======       ======

See accompanying notes to financial statements.





HARNISCHFEGER INDUSTRIES, INC.
-------------------------------
CONSOLIDATED BALANCE SHEET
---------------------------
(Dollar amounts in thousands)

                                                January 31,    October 31,
                                                      1997           1996
                                              ------------   -------------
                                                (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents                    $   20,837     $   36,936
  Accounts receivable-net                         679,664        667,786
  Inventories                                     561,170        547,115
  Other current assets                            135,456        132,261
  Businesses held for sale                         26,099         26,152
                                               ----------      ----------
                                                1,423,226      1,410,250

Property, Plant and Equipment:
  Land and improvements                            49,423         48,371
  Buildings                                       303,875        301,010
  Machinery and equipment                         781,097        776,332
                                                -----------    ---------
                                                1,134,395      1,125,713
  Accumulated depreciation                       (505,770)      (491,668)
                                                -----------    ----------
                                                  628,625        634,045

Investments and Other Assets:
  Goodwill                                        514,133         512,693
  Intangible assets                                36,376          39,173
  Other assets                                     91,675          93,868
                                                ----------     ----------
                                                  642,184         645,734
                                                ----------     ----------
                                               $2,694,035      $2,690,029
                                               ===========     ===========

See accompanying notes to financial statements.



HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED BALANCE SHEET
--------------------------
(Dollar amounts in thousands)

                                                 January 31,   October 31,
                                                     1997          1996
                                                 ----------   ------------
                                                (Unaudited)
Liabilities and Shareholders' Equity

Current Liabilities:
  Short-term notes payable, including current
    portion of long-term obligations            $    50,337   $   49,633
  Trade accounts payable                            356,243      346,056
  Employee compensation and benefits                132,775      160,488
  Advance payments and progress billings            148,120      155,199
  Accrued warranties                                 50,665       50,718
  Other current liabilities                         302,580      315,033
                                                  ---------   ----------
                                                  1,040,720    1,077,127

Long-term Obligations                               658,223      657,765

Other Liabilities:
  Liability for postretirement benefits              72,657       78,814
  Accrued pension costs                              39,707       39,902
  Other liabilities                                  11,715       14,364
  Deferred income taxes                              56,418       54,920
                                                   --------     --------
                                                    180,497      188,000

Minority Interest                                    95,876       93,652

Shareholders' Equity:
  Common stock (issued 51,445,620 and
     51,406,946 shares, respectively)                51,446       51,407
  Capital in excess of par value                    623,261      615,089
  Retained earnings                                 174,104      148,175
  Cumulative translation adjustments                (26,007)     (37,584)
  Less:  Stock Employee Compensation
        Trust (1,448,043 and 1,533,993
        shares, respectively) at market           (64,257)     (61,360)
      Treasury stock (2,144,613 and
           2,274,613 shares, respectively)
           at cost                                 (39,828)      (42,242)
                                                 -----------   -----------
                                                    718,719       673,485
                                                 -----------   -----------
                                                 $2,694,035    $2,690,029
                                                 ===========   ===========

See accompanying notes to financial statements.
HARNISCHFEGER INDUSTRIES, INC.
-------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
(Unaudited)

                                                 Three Months Ended
                                                     January 31,
                                                 ----------------------
                                                      1997      1996
                                                    ------     -------
Operating Activities
   Net income                                      $30,858     $ 23,191
        Add (deduct) - Items not affecting cash:
   Depreciation and amortization                  25,079       22,922
     Minority interest                               2,295        2,375
        Other - net                                    (3,941)         811
   Changes in working capital, exclusive of
    acquisition of businesses
        (Increase) in accounts receivable - net        (7,896)     (17,830)
     (Increase) in inventories                      (3,573)     (32,516)
        (Increase) in other current assets             (3,800)     (13,711)
        Increase (decrease) in trade accounts payable   8,271      (55,177)
        (Decrease) in employee compensation
      and benefits                                (25,082)     (17,487)
        (Decrease) increase in advance payments and
      progress billings                            (7,619)      20,007
        (Decrease) increase in other
      current liabilities                         (13,078)       5,812
                                                 ---------     ---------
           Net cash provided by (applied to)
         operating activities                       1,514      (61,603)
                                                 ---------     ---------
Investment and Other Transactions
  Purchase of Dobson Park Industries plc,
    net of cash acquired of $4,631                      -     (325,369)
  Other acquisitions, net of cash acquired         (5,325)           -
  Sale of Joy Environmental Technologies                -       11,651
  Property, plant and equipment acquired          (31,604)     (19,680)
  Property, plant and equipment retired            21,295        1,190
   Other - net                                      (1,394)         945
                                                ----------     ----------
           Net cash (applied to) investment
          and other transactions                  (17,028)    (331,263)
                                                ----------     ----------
Financing Activities
   Dividends paid                                   (4,781)      (4,690)
   Exercise of stock options                         2,479        1,719
   Issuance of long-term obligations                   439      153,077
  Redemption of long-term obligations                (289)        (382)
  Increase in short-term notes payable                875       81,431
                                                 ---------     ----------
           Net cash (applied to) provided by
           financing activities                    (1,277)      231,155
                                                 ---------     ----------
Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                    692           313
                                                 ---------     ----------
(Decrease) in Cash and Cash Equivalents           (16,099)     (161,398)
Cash and Cash Equivalents at Beginning of Period   36,936       239,043
                                                 ----------    ----------
Cash and Cash Equivalents at End of Period      $  20,837     $  77,645
                                                 ==========    ==========

See accompanying notes to financial statements.
                          HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                             Capital in
                                  Common      Excess of
                                  Stock      Par Value
                                   --------  ----------
Three Months Ended January 31, 1997
-----------------------------------

Balance at October 31, 1996           $51,407   $615,089

   Net income
   Translation adjustments
   Exercise of 124,624 stock options        39        753
  Dividends paid ($.10 per share)
   Dividends on shares held by SECT                   148
   Adjust SECT shares to market value               4,584
     benefit plans                                 2,484
     restricted stock                                 203
                                       -------    ------
Balance at January 31, 1997           $51,446   $623,261
                                      ========   =======
Three Months Ended January 31, 1996
-----------------------------------
Balance at October 31, 1995            $51,118   $603,712

   Net income
   Translation adjustments
   Exercise of 82,074 stock options        82        1,637
   Dividends paid ($.10 per share)
   Dividends on shares held by SECT                    192
   Adjust SECT shares to market value                4,560
     230,000 shares purchased by
     employee benefit plans                          2,964
   Issuance of restricted stock             8           87
                                     -------     --------
 Balance at January 31, 1996         $51,208     $613,152
                                     =======     ========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

------------------------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                                   Cumulative
                                     Retained     Translation
                                     Earnings     Adjustments
                                   -----------    -----------
Three Months Ended
January 31, 1997
---------------------------
Balance at October 31, 1996          $148,175       $(37,584)

   Net income                           30,858
   Translation adjustments                             11,577
   Exercise of 124,624 stock options
   Dividends paid ($.10 per share)      (4,929)
   Dividends on shares held by SECT
   Adjust SECT shares to market value
   130,000 shares purchased by
     employee benefit plans
  Amortization of unearned
     compensation on
     restricted stock
                                     ----------      ---------
Balance at January 31, 1997          $174,104       $(26,007)
                                     ==========     ==========

Three Months Ended January 31, 1996
-----------------------------------
Balance at October 31, 1995            53,560       $(42,118)

   Net income                           23,191
   Translation adjustments                             (4,139)
   Exercise of 82,074 stock options
   Dividends paid ($.10 per share)      (4,882)
   Dividends on shares held by SECT
   Adjust SECT shares to market value
   230,000 shares purchased by
     employee benefit plans
   Issuance of restricted stock
                                      --------       --------
Balance at January 31, 1996          $ 71,869       $(46,257)
                                     =========      =========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                                          Treasury
                                                 SECT        Stock
                                             --------    ---------
Three Months Ended January 31, 1997

Balance at October 31, 1996                   $(61,360)   $(42,242)

   Net income
   Translation adjustments
   Exercise of 124,624 stock options              1,687
  Dividends paid ($.10 per share)
   Dividends on shares held by SECT
   Adjust SECT shares to market value             (4,584)
   130,000 shares purchased by employee
     benefit plans                                           2,414
  Amortization of unearned compensation on
     restricted stock
                                               --------    --------
Balance at January 31, 1997                    $(64,257)  $(39,828)
                                               ========   =========
Three Months Ended January 31, 1996
-----------------------------------
Balance at October 31, 1995                    $(60,483)  $(46,513)

   Net income
   Translation adjustments
   Exercise of 82,074 stock options
   Dividends paid ($.10 per share)
   Dividends on shares held by SECT
   Adjust SECT shares to market value             (4,560)
   230,000 shares purchased by
     employee benefit plans                                    4,271
   Issuance of restricted stock
                                               ----------   -------
Balance at January 31, 1996                    $(65,043)   $(42,242)
                                               ==========   ========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                                 Total
                                              --------
Three Months Ended January 31, 1997

Balance at October 31, 1996                     $673,485

   Net income                                     30,858
   Translation adjustments                        11,577
   Exercise of 124,624 stock options               2,479
  Dividends paid ($.10 per share)                 (4,929)
   Dividends on shares held by SECT                  148
   Adjust SECT shares to market value                  -
   130,000 shares purchased by employee
     benefit plans                                 4,898
  Amortization of unearned compensation on
     restricted stock                                203
                                               --------
Balance at January 31, 1997                     $718,719
                                               ========
Three Months Ended January 31, 1996
-----------------------------------
Balance at October 31, 1995                     $559,276

   Net income                                     23,191
   Translation adjustments                        (4,139)
   Exercise of 82,074 stock options                1,719
   Dividends paid ($.10 per share)                (4,882)
   Dividends on shares held by SECT                  192
   Adjust SECT shares to market value                  -
   230,000 shares purchased by
     employee benefit plans                        7,235
   Issuance of restricted stock                       95
                                                --------
 Balance at January 31, 1996                    $582,687
                                                ========

See accompanying notes to financial statements.
           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     ------------------------------------------
                  JANUARY 31, 1997
                 -----------------
      (Amounts in thousands unless indicated)

(a) Basis of Presentation
   ---------------------
   In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three months ended January 31, 1997 and 1996, cash flows for the three months ended January 31, 1997 and 1996, and financial position at January 31, 1997 have been made. All adjustments made are of a normal recurring nature. See note (b) for discussion regarding acquisitions.

   These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Harnischfeger Industries, Inc.
   Annual Report on Form 10-K for the year ended October
   31, 1996.

   The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

(b) Acquisitions
   ------------
   In early fiscal 1996, the Company completed the acquisition of Dobson Park Industries plc ("Dobson") for a purchase price of approximately
   $330,000 including acquisition costs, plus the assumption of net debt of approximately $40,000. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years.

   Dobson, headquartered in the United Kingdom, was an industrial engineering group with interests in underground mining equipment, industrial electronic control systems, toys and plastics. Longwall
   International ("Longwall"), the main subsidiary of Dobson, was engaged in the manufacture, sale and service of underground mining equipment for the international coal mining industry. Its principal products included electronically controlled roof support systems and armored face conveyors. Longwall's operating results for the first quarter of fiscal 1996 were included in the January 31, 1996 Consolidated
   Statement of Income.

   The Company is fully integrating Longwall's operations into its wholly owned subsidiary, Joy Technologies Inc.
   ("Joy"); thus enabling Joy to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this integration, the Company has established purchase accounting reserves to provide for the estimated costs of this effort. The reserves related primarily to the closure of selected manufacturing and service facilities, severance and relocation costs approximate 71,000. As of January 31, 1997, approximately $16,000 of these reserves had been used.

   As part of the Dobson acquisition, the industrial electronic and toys/plastics businesses are held for sale and classified as such in the Consolidated Balance
   Sheet. The original value of the businesses was set at $100,000. Several of the businesses were sold, aggregating net proceeds of $73,901. The remaining balance represents the net realizable value including the expected cash flow from the remaining businesses.
   These businesses are expected to be sold within the next year. Profit/losses of these businesses generated during the period have been excluded from operating results.

(c) Restructuring Charge
   --------------------
   In the fourth quarter of fiscal 1996, the Company's
   Beloit Corporation subsidiary recorded a restructuring charge of $43,000. Included in the charge are costs related to severance for approximately 500 employees worldwide, the disposition of machinery and equipment, closure of certain facilities and the sale of businesses. As of January 31, 1997, approximately
   $8,000 had been charged against the reserve and approximately 245 employees had been terminated in accordance with the plan. The focus of Beloit
   Corporation's restructuring is to better serve its customers and strengthen its market position in the worldwide pulp and paper industry. The restructuring initiative involves organizing engineering and manufacturing operations into Centers of Excellence and expanding the aftermarket capabilities of the subsidiary.

(d) Inventories
   -----------

   Consolidated inventories consisted of the following:

                                              January 31,      October 31,
                                                   1997             1996
                                               ------------     ----------
   Finished goods                               $ 253,637        $198,160
   Work in process and purchased parts            240,443         278,671
   Raw materials                                  131,565         134,448
                                                 ----------       --------
                                                   625,645         611,279
   Less excess of current cost over stated
    LIFO value                                     (64,475)        (64,164)
                                                 ----------       ---------
                                                 $ 561,170        $547,115
                                                 ==========       =========

Inventories valued using the LIFO method represented approximately 58% and 56% of consolidated inventories at January 31, 1997 and October 31, 1996, respectively.

(e) Research and Development Expense
   --------------------------------
   Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $10,141 and $7,145 for the three months ended January 31, 1997 and 1996, respectively.
   Certain capital expenditures used in research activities are capitalized and depreciated over their expected useful lives.

(f) Interest Expense - Net
   ----------------------
   Net interest expense consisted of the following:

                                                  Three Months Ended
                                                        January 31,
                                                  ---------------------
                                                 1997            1996
                                               ---------      ---------
    Interest income                           $    798       $  2,361
    Interest expense                           (17,295)       (15,598)
                                               ---------      ---------
    Interest expense - net                     $(16,497)      $(13,237)
                                               =========      =========

(g) Long-Term Obligations
    ---------------------
   Long-term obligations at January 31, 1997 and October
   31, 1996 consisted of the following:

                                             January 31,    October 31,
                                                 1997           1996
                                           -------------    -----------
    10 1/4% Senior Notes, due 2003             $188,380      $188,380
   8.9% Debentures, due 2022                    75,000        75,000
   8.7% Debentures, due 2022                    75,000        75,000
   7 1/4% Debentures, due 2025
     (net of discount of $1,257 and 1,261,
     respectively)                             148,743       148,739
   Senior Notes, Series A through D, at
     interest rates of between 8.9% and
     9.1%, due 1997 to 2006                      73,182        73,182
   Revolving Credit Facility                     40,000        40,000
   Industrial Revenue Bonds, at interest
      rates of between 5.9% and 8.8%,
      due 1997 to 2017                            34,425        34,629
   Other                                         27,684        27,207
                                               --------      ---------
                                                 662,414       662,137
   Less:  Amounts payable within one year         4,191         4,372
                                                --------      ---------
                                                $658,223      $657,765
                                                ========      =========

The 7 1/4% debentures were issued on December 19, 1995 at
99.153% in connection with the Company's acquisition of Dobson. The debentures will mature on December 15, 2025, are not redeemable prior to maturity and are not subject to any sinking fund requirements.

   In November, 1993, the Company entered into a four-year
   Revolving Credit Facility Agreement between the Company and certain domestic and foreign financial institutions that allowed for borrowing of up to $150,000 at rates expressed in relation to LIBOR and other rates. In
   November, 1994, the facility was increased to $240,000 and expires in November, 2000. A facility fee is payable on the Revolving Credit Facility. At January
   31, 1997, direct outstanding borrowings under the facility were $40,000 and commercial paper borrowings, considered a utilization of the facility, were $3,081.

(h) Contingent Liabilities
   ----------------------
   At January 31, 1997, the Company was contingently liable to banks, financial institutions, and others for approximately $310,000 for outstanding letters of credit securing performance of sales contracts and other guarantees in the ordinary course of business excluding the H-K Systems, Inc. back-up bond guarantee facility. The Company may also guarantee performance of its equipment at levels specified in sales contracts without the requirement for letters of credit.

   On October 29, 1993, the Company completed the sale of H-K Systems, Inc. (formerly known as Harnischfeger
   Engineers Inc.) to that unit's senior management and some equity partners. The Company agreed to make available a back-up bonding guarantee facility for certain bid, performance and other contract bonds issued by H-K Systems, Inc. Outstanding contract bonds under the guarantee arrangement totaled approximately
   $47,800 at January 31, 1997. Under the terms of the facility, no new bonds can be issued.

   The Company is a party to litigation matters and claims which are normal in the course of its operations.
   Also, as a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. In the case of Beloit Corporation, certain litigation matters and claims are currently pending in connection with its contractual undertakings. While the outcome of such litigation matters and claims cannot be predicted with certainty and favorable or unfavorable judgements or resolutions may affect income on a quarter-to-quarter basis, management believes that such matters will not have a materially adverse effect on the Company's consolidated financial position or annual results of operations.

   The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect on its consolidated financial position or annual results of operations.

(i) Issuance of $150,000, 6 7/8% Debentures
   ---------------------------------------
   On February 25, 1997, $150,000 of 6 7/8% debentures were issued at 99.925%. Proceeds were used for repayment of short-term indebtedness and to increase cash. The debentures will mature on February 15, 2027, are not redeemable by the Company prior to maturity and are not subject to any sinking fund requirements. Each holder of the debentures has the right to require the Company to repay the holders, in whole or in part, on February 15, 2007, at a repayment price equal to 100% of the aggregate principal amount therof plus accrued and unpaid interest. Interest on the debentures is payable semi-annually on February 15 and August 15 of each year commencing on August 15, 1997.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
   ----------------------------------------------
      (Amounts in thousands unless indicated)

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

Net income for the three months ended January 31, 1997 amounted to $30,858, or $0.65 per share as compared to net income of $23,191, or $0.50 per share, for the three months ended January 31, 1996.

Per share calculations for the first three months of 1997 and 1996 were based on 47,720 and 46,795 average shares outstanding, respectively.

Significant factors contributing to the $7,667 increase in net income for the first three months of 1997 as compared to 1996 included: (1) a $14,322 increase in operating income in 1997 over 1996 as described in the Segment Information
                                   -------------------
section which follows, offset by (2) a $3,260 increase in interest expense in 1997 and (3) a $3,475 increase in income taxes in 1997 primarily due to higher pre-tax income.



Segment Information
-------------------
Operating results of the Company's business segments for the first quarter of 1997 and 1996 are summarized as follows:

                              Net Sales     Operating Income
                              1997     1996     1997     1996
                            -----    -----   ------   -----
First Quarter
-------------
Mining Equipment           $350,454 $314,976  $45,078 $35,382
Pulp and Paper Machinery    268,975  252,353   20,874  18,562
Material Handling            79,982   65,355    7,196   4,332
                           -------  --------  ------  -------
 Total Business Segments   $699,411 $632,684   73,148  58,276
                          ======== ========= ======= ========
Corporate Administration                       (5,648) (5,098)
                                              -------  -------
Operating Income                              $67,500 $53,178
                                              ======= =======

(a)Backlog has been reduced by $170,000 due to change of scope and indefinite deferments on certain contracts booked in prior years.



Segment Information
-------------------
Operating results of the Company's business segments for the first quarter of 1997 and 1996 are summarized as follows:

                            Orders Booked             Backlog at
                             1997      1996        1/97         10/96
                            ------  ---------     -------    --------
First Quarter
-------------
Mining Equipment          $378,417   $291,052   $481,443     $453,480
Pulp and Paper Machinery   403,042    261,373    810,204(a)   846,137
Material Handling           59,333     81,483    111,901      132,550
                          --------    -------    --------    ---------
 Total Business Segments  $840,792   $633,908 $1,403,548   $1,432,167
                          ======== ========   =========    ==========

(a)Backlog has been reduced by $170,000 due to change of scope and indefinite deferments on certain contracts booked in prior years.

Segment Information - Continuing Operations
-------------------------------------------
Net sales of the Mining Equipment segment amounted to $350,454 and $314,976 for the first three months of 1997 and 1996, respectively, representing an 11% increase in 1997 as compared to 1996. The sales increase is primarily due to increases in original equipment activity for the underground mining operations. Operating profit increased to $45,078 in the first quarter of 1997 as compared to $35,382 in 1996.
The increase in operating profit is primarily due to stronger sales and margins as well as improved manufacturing variances in both surface and underground mining. Bookings for the first three months of 1997 amounted to $378,417 as compared to $291,052 for the same period in 1996, representing a 30% increase.

The Pulp and Paper Machinery segment contributed sales and operating profit of $268,975 and $20,874, respectively, for the first three months of 1997, as compared to net sales of $252,353 and operating profit of $18,562 for the corresponding period in 1996. Sales increased 7% in 1997 over 1996 primarily due to an increase in sales of original equipment and aftermarket activity. Operating profit reflected stronger gross margins due to stronger sales and reduced manufacturing variances. Bookings for the first three months of 1997 amounted to $403,042 as compared to $261,373 for the same period in 1996.

The Material Handling segment contributed sales and operating profit of $79,982 and $7,196, respectively, for the first three months of 1997, as compared to sales of $65,355 and operating profit of $4,332 for the comparable period in 1996. Sales increased due to an increase in original equipment and aftermarket sales. Operating profit increased as a result of stronger sales and improved margins. Bookings for the first three months of 1997 and 1996 amounted to $59,333 and $81,483, respectively.

Income Taxes
------------
The Company's estimated annual effective tax rate for the first three months of 1997 was 35% compared to a 35% federal statutory tax rate.

Liquidity and Cash Flows
------------------------
The Company's capital structure at January 31, 1997 and
October 31, 1996 was as follows:

                                       January 31,      October 31,
                                          1997              1996
Short-term notes payable                $ 46,146          $ 45,261
Long-term obligations,
  including current portion              662,414           662,137
                                        --------          --------
                                         708,560           707,398

Minority interest                         95,876            93,652
Shareholders' equity                     718,719           673,485
                                        --------         ---------
Total capitalization                  $1,523,155        $1,474,535
                                     ===========        ===========
Debt to capitalization ratio               46.5%             48.0%
                                          ======            ======

Cash Flow from Operating Activities
-----------------------------------

Cash flow provided by operating activities was $1,514 for the three months ended January 31, 1997 compared to cash flow used by operating activities of $61,603 for the comparable period in 1996. The increase in cash flows between periods is primarily the result of an increase in trade accounts payable.

Cash Flow from Investment Activities
------------------------------------
Cash flow applied to investment activities was $17,028 for the three months ended January 31, 1997 compared to cash flow applied to investment activities of $331,263 for the comparable period in 1996. The change is primarily due to the retirement of property, plant and equipment in 1997 in conjunction with the Longwall integration plan and the $330,000 acquisition of Dobson in early fiscal 1996.

Cash Flow for Financing Activities
----------------------------------
Cash flow applied to financing activities was $1,277 for the first quarter of fiscal 1997 compared to cash flow provided by financing activities of $231,155 for the comparable period in 1996. The change was due primarily to the 1996 issuance of 7 1/4%, $150,000 debentures and the 1996 increase in short-term notes payable in connection with the acquisition of Dobson Park plc.

The Company maintains the ability to expand its borrowing in several ways, including the following:

(1) A five-year Revolving Credit Facility Agreement between the Company and certain domestic and foreign financial institutions that allows for borrowing of up to $240,000 at rates expressed in relation to LIBOR and other rates. At January 31, 1997, direct outstanding borrowings related to the facility were $40,000 and commercial paper borrowings, considered a utilization of the facility, were $3,081.

(2) Short-term bank credit lines of foreign subsidiaries of approximately $127,400 of which approximately $31,100 was outstanding at January 31, 1997.

On February 25, 1997, $150,000 of 6 7/8% debentures were issued at 99.925% and the proceeds used to reduce short-term debt outstanding and increase cash. The debentures were issued pursuant to a shelf registration filed with the Securities and Exchange Commission in 1996, for the sale of up to $200,000 of debt securities. To date, no other securities covered by the registration have been offered for sale.

The Company believes its available cash, cash flow provided by operating activities and committed credit lines provide adequate liquidity on both a short- and long-term basis.

The Company has no significant capital commitments as of January 31, 1997; any future capital commitments are expected to be funded through cash flow from operations and, if necessary, available lines of credit; however, see discussion below regarding acquisitions.

The Company intends to continue to expand its businesses, both internally and through acquisitions. It is expected that new acquisitions would be financed primarily by internally-generated funds or by additional borrowings.


Acquisitions
------------
In early fiscal 1996, the Company completed the acquisition of Dobson for a purchase price of approximately $330,000 including acquisition costs, plus the assumption of net debt of approximately $40,000. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years.

Dobson, headquartered in the United Kingdom, was an industrial engineering group with interests in underground mining equipment, industrial electronic control systems, toys and plastics. Longwall, the main subsidiary of Dobson, was engaged in the manufacture, sale and service of underground mining equipment for the international coal mining industry. Its products included electronically controlled roof support systems and armored face conveyors. Longwall's operating results were included in the Consolidated Statement of Income in the first quarter of fiscal 1996.

The Company is fully integrating Longwall's operations into Joy, thus enabling Joy to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this integration, the Company has established purchase accounting reserves to provide for the estimated costs of this effort. The reserves related primarily to the closure of selected manufacturing and service facilities, severance and relocation costs approximate $71,000. As of January 31, 1997, approximately $16,000 of these reserves had been used.

As part of the Dobson acquisition, the industrial electronic and toys/plastics businesses are held for sale and classified as such in the Consolidated Balance Sheet. The original value of the businesses was set at $100,000. Several of the businesses were sold, aggregating net proceeds of $73,901. The remaining balance represents the net realizable value including the expected cash flow from the remaining businesses. These businesses are expected to be sold within the next year. Profit/losses of these businesses generated during the period have been excluded from operating income.


            PART II.  OTHER INFORMATION
            ----------------------------
Item 4  Submission of Matters to a Vote of Security Holders
   ---------------------------------------------------
   None

Item 5  Other Information "Cautionary Factors"
   -------------------------------------
   This report and other documents or oral statements which have been and will be prepared or made in the future contain or may contain forward-looking statements by or on behalf of the Company. Such statements are based upon management's expectations at the time they are made. In addition to the assumptions and other factors referred to specifically in connection with such statements, the following factors, among others, could cause actual results to differ materially from those contemplated.

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

   -    Factors affecting the Company's general
        business, such as: unexpectantly large patent, tax, product, environmental, employee health or benefit or contractual liabilities;
        nonrecurring restructuring charges; changes in accounting or tax rules or regulations; and reassessments of asset valuations such as inventories.

   - Factors affecting general business levels, such as: political turmoil and economic growth in major markets such as the United States, Canada, Europe, the Far East, South Africa,
        Australia and Chile; environmental and trade regulations; and the stability and ease of exchange of currencies.

Item 6  (a)    Exhibits:

           3 Bylaws of Harnischfeger Industries, Inc., as amended on February 10, 1997.

          10(a)Harnischfeger Industries, Inc. Stock
                Incentive Plan as amended and restated as of February 10, 1997.
            (b)Harnischfeger Industries, Inc. Executive
              Incentive Plan as amended and restated
                 as of February 10, 1997.
            (c)Harnischfeger Industries, Inc. Supplemental
               Retirement and Stock Funding Plan as amended
              and restated as of February 10, 1997.
            (d)Directors Stock Compensation Plan as amended
              and restated as of February 10, 1997.

          11   Statement re:  Calculation of Earnings Per Share

       (b) Reports on Form 8-K

           1. Current Report on Form 8-K relating to the
              Harnischfeger Industries, Inc. News
              Release dated February 19, 1997 reporting the financial results for the quarter ended
              January 31, 1997.

FORM 10-Q
---------



                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HARNISCHFEGER INDUSTRIES, INC.
------------------------------
       (Registrant)


                               /s/  Francis M. Corby, Jr.
                                     ----------------------------
                                          Francis M. Corby, Jr.
                         Executive Vice President for
                         Finance and Administration
Date March 12, 1997           and Chief Financial Officer
-------------------

                          /s/  James C. Benjamin
                                   ------------------------------
                                    James C. Benjamin
                         Vice President and Controller
Date March 12, 1997                and Chief Accounting Officer
-------------------
Exhibit 11
----------
HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CALCULATION OF EARNINGS PER SHARE
---------------------------------
(Amounts in thousands except per share amounts)

                                       Three Months Ended
                                              January 31,
                                       ------------------
                                       1997         1996
                                       ----         -----
Average Shares Outstanding             47,720      46,795
                                       ======      ======

Net Income                            $30,858     $23,191
                                      =======     =======


Net Income per share                   $ 0.65      $ 0.50
                                       ======      ======

Exhibit 10(a)


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

       Section 2. Administration. The Plan shall be administered by the Human Resources Committee of the Board or such other committee of the Board, as the Board may from time to time determine, which, following abstention or recusal of all members who are not Disinterested Persons, is composed solely of not less than two Disinterested Persons, each of whom shall be appointed by and serve at the pleasure of the Board. The Committee shall have full authority to grant Awards pursuant to the terms of the Plan to officers and employees of the Corporation and its Affiliates. Among other things, the Committee shall have the authority, subject to the terms of the Plan:

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

       Section 10.  Change in Control Provisions.

       (a) Impact of Event. Notwithstanding any other provision of the Plan to the contrary, in the event of a Change in Control:

           (i) Any Stock Options and Stock Appreciation Rights outstanding as of the date such Change in Control is determined to have occurred and not then exercisable and vested shall become fully exercisable and vested to the full extent of the original grant.
           (ii)  The restrictions applicable to any
Restricted Stock shall lapse, and such Restricted Stock shall become free of all restrictions and become fully vested and transferable to the full extent of the original grant.

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

Exhibit 10(b)

           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------
              EXECUTIVE INCENTIVE PLAN
             -------------------------
    (as amended and restated February 10, 1997)

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

2.         Administration.  The Plan will be
          --------------
administered by a committee of two or more directors constituted to comply with the
Non-Employee Director requirements of Rule 16b-3 promulgated pursuant to the Securities Exchange Act of 1934 as amended and Securities Exchange Commission interpretations thereunder (the "Committee"), which Committee from time to time may delegate the performance of certain of its ministerial duties under the Plan, such as the keeping of records and participants' accounts, to such person or persons as it may select. The Plan shall be administered on the basis of a plan year (the "Plan Year") which coincides with the fiscal year of the Company, which currently is the 12-month period beginning on November 1 and ending on the next following October 31. The Company shall pay the cost of Plan administration. The Committee shall have the power, right and duty to interpret the provisions of the Plan and may from time to time adopt rules with respect to the administration of the Plan and the determination and distribution of benefits under the Plan, and may amend any and all rules previously established. Any decision made by the Committee in good faith in connection with its administration of or responsibilities under the Plan, including the interpretation of any provision of the Plan, the application of any rule established under the Plan, any determination as to the officers eligible to participate in the Plan for any Plan Year, the amount allocated to each for any Plan Year and the manner, conditions and terms of payment of such amount, shall be conclusive on all persons.

3.         Participation:  Prior to October 1 of

          --------------
each Plan Year, the Committee shall select those executives who will be participants in the Plan for the following Plan
Year. The inclusion or selection of any executive as a participant in the Plan (a "Participant") for any Plan Year shall not require the inclusion or selection of such person as a Participant for any subsequent Plan Year, or, if such person is subsequently so included or selected, shall not require the same benefit provided the Participant under the Plan for an earlier Plan Year be provided such Participant for the subsequent Plan Year.

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

           (a)All of a Participant's Incentive Award for a Plan Year shall be payable, without interest, on or before the January 10 next following the end of that Plan Year except for such portion of said Incentive Award that such Participant shall have previously elected to have deferred in accordance with Section 6 (b).

           (b)Each Participant may elect to defer the payment of up to 100% of the Incentive Award payable to such Participant pursuant to Section 6 (a), in accordance with the provisions of Section 7 hereof.

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

           (a)A Participant in the Plan for any Plan Year may by written notice filed with the Company before the beginning of such Plan Year elect to convert into Stock up to 100% of his Incentive Award for that Plan Year. Such election shall be irrevocable.

           (b)Shares of Stock equal to the number (rounded to the nearest integer) derived by dividing seventy five percent (75%) of the average closing price of the Stock on the New York Stock Exchange Composite Tape for the month of October of the Plan Year into the amount of Incentive Award that each Participant has elected to convert into Stock shall be registered by the Company in the name of the Rabbi Trust and delivered to the Rabbi Trust for allocation to such Participant's account, provided, however, that (i) the Company may direct the trustee of the Rabbi Trust (the "Trustee") to use for this purpose shares of Stock previously delivered by the Company to the Rabbi Trust if such shares have not been allocated to the account of any Participant and
(ii) the total number of shares that may be delivered by the Company to the Rabbi Trust for the accounts of all Participants during any Plan Year shall not exceed two percent of the total number of shares outstanding at the beginning of such Plan Year adjusted for any stock split, stock dividend, combination of shares, or similar change in Stock, and provided further that if there are not sufficient available shares during any Plan Year to fully convert all Incentive Awards which the Participants have elected to convert, all available shares for that Plan Year shall be allocated to electing Participants on a pro rata basis and the balance of each Participant's Incentive Award shall be paid to the Participant in cash. The aforesaid calculation and funding of each Participant's account shall take place as soon as practical after the January 1 immediately following the end of each such Plan Year beginning with the Plan Year ending October 31, 1990. The Stock allocated to a Participant's account pursuant hereto may at the Company's option be acquired through open market purchases or may be either treasury shares or newly issued shares provided that any treasury or newly issued shares are duly registered pursuant to applicable federal and state securities laws and stock exchange regulations. Although the Company intends to exert its best efforts so that the shares allocated or distributed to Participants hereunder will be registered under, or exempt from the registration requirements of, the Securities Act of 1933 (the "Securities Act") and any applicable state securities laws, if the allocation or distribution would otherwise result in the violation by the Company of any provision of the Securities Act or of any state securities law, the Company may require that such allocation or distribution be deferred until the Company has taken appropriate action to avoid any such violation.

           (c)An account shall be maintained in the name of each Participant which will reflect the shares of Stock into which his Incentive Award has been converted, and shall be credited to reflect all dividends, stock splits and other distributions with respect to such shares. All cash distributions with respect to Stock shall be invested by the Trustee in shares of Stock through open market or other appropriate purchases as soon as practicable after receipt of same; provided, however, that the number of shares allocated to each Participant's account in respect of each cash distribution will be the same as if the cash distribution were used to purchase shares of Stock at 75% of the average price paid by the Trustee for Stock purchased when it reinvests such cash dividends in Stock as provided in Paragraph 4.1 of the Rabbi Trust. The Company shall from time to time as needed make available to the Trustee sufficient shares of Stock for allocation to Participants' accounts in connection with such discounted purchase of Stock with cash dividends. Each such Stock account shall be charged with any distribution made to a Participant when made.

           (d)The Stock in a Participant's account shall be distributed to him (or to his beneficiary in the event of his death) promptly (but not sooner than sixty (60) days) following his termination of employment with the Company or its subsidiaries; provided, however, that a Participant may upon written notice to the Committee given at least one year prior to his termination of employment, elect an annual distribution of such Stock over a period of time of up to ten
(10) years (e.g. if a ten year election, one tenth of the balance at the time of the first distribution, one ninth at the time of the second distribution, etc.) and provided further that a Participant may upon written notice to the Committee given at least one year prior to his termination of employment elect to delay until the next calendar year following his termination of employment either the distribution of or, if the Participant has elected annual distributions over a period of time, the initial distribution from his account. During the first fifty (50) days following a Participant's termination of employment, the Participant (or the Participant's beneficiary in the event of the Participant's death) shall have the right to elect to have the Participant's account distributed in cash, Stock or a combination of cash and Stock. Upon receipt of a written request from a Participant that a part or all of the distribution be made in cash, the Company shall direct the Trustee to credit such Participant's account with an amount (the "Cash Portion") equal to the product of the number of shares of Stock then credited to Participant's account necessary to comply with the request (the "Diversified Shares") and the closing price of the Stock on the New York Stock Exchange Composite Tape as of the date the request is received by the Company. Thereafter, the Trustee shall keep such Participant's account as if the Cash Portion were invested in cash, cash equivalents, mutual funds or marketable securities as directed by the Commitee from time to time and as if the Diversified Shares had been sold.

           (e)Notwithstanding the foregoing, in the event of a "Change in Control" of the Company (as defined in the Rabbi Trust), the Company shall purchase for cash all shares of Stock then in all Participants' accounts at a per-share price equal to the the Change in Control Price, and the Trustee is directed to sell such shares upon such terms. Immediately after the Company purchases any shares pursuant to this Section 7(f), the Committee shall cause the Trustee to effect a distribution of all cash proceeds to the Participants in accordance with their accounts. As used herein, "Change in Control Price" means the higher of (i) the highest reported sales price, regular way, of a share of Stock in any transaction reported on the New York Stock Exchange Composite Tape or other national securities exchange on which such shares are listed or on NASDAQ, as applicable, during the 60-day period prior to and including the date of a Change in Control and (ii) if the Change in Control is the result of a tender or exchange offer or a Business Combination (as defined in the Rabbi Trust), the highest price per share of Stock paid in such tender or exchange offer or Business Combination. To the extent that the consideration paid in any such transaction described above consists all or in part of securities or other non-cash consideration, the value of such securities or other non-cash consideration shall be determined by the Incumbent Board (as defined in the Rabbi Trust).

           (f)In the event that the Committee determines that the laws of a country in which a Participant resides make it impracticable to allocate Stock to the account of such Participant, the election of Stock in lieu of pay pursuant to this Section 7 shall not be available to such Participant. However, at the discretion of the Committee, the Participant may be placed in a plan to be designated the Stock Equivalent Unit Plan which will provide deferred compensation in the same manner and amounts as would have been provided under this Plan except such amounts will not be funded through the Rabbi Trust. Notwithstanding the foregoing, in the event of a Change in Control, the Company shall fund accounts in the Stock Equivalent Unit Plan with cash in a manner similar to that described in Section 7(f) above.

           (h)Participants shall not be eligible to elect to receive Stock in lieu of pay pursuant to this Section 7 for a period of twelve (12) months following the receipt of a hardship distribution from any cash or deferred compensation plan of the Company maintained pursuant to
Section 401(k) of the Internal Revenue Code.

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

17.        Gender and Number.  Where the context
          -----------------
admits, words in the masculine gender shall include the
feminine and neuter genders, the plural shall include the
singular and the singular shall include the plural.
    -------------------------------------------

Exhibit 10(c)

           HARNISCHFEGER INDUSTRIES, INC.
          -------------------------------
   SUPPLEMENTAL RETIREMENT AND STOCK FUNDING PLAN
   ----------------------------------------------
    (as amended and restated February 10, 1997)

SECTION 1:    Introduction
----------          ------------
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

SECTION 2:    Participation and Benefits
---------           --------------------------
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

SECTION 3:    Conversion of Benefits into
----------          ---------------------------
Common Stock
------------
       3.1  Eligible Stock Participant.  As used
          --------------------------
herein, the term "Eligible Stock Participant" means each Participant who is an active senior executive of the Company as of October 1, 1990 (and each Participant designated from time to time hereafter by the Committee, as defined in
Section 4.1 hereof) whose accrued benefits as of October 1, 1990 under this Supplemental Plan equals or exceeds a monthly normal retirement annuity of $1,000 per month.

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

SECTION 4:    General Provisions
---------           ------------------
       4.1  Committee.  This Supplemental Plan shall
          ---------
be administered by a committee of two or more directors constituted to comply with the Non-Employee Director requirements of Rule 16b-3 promulgated pursuant to the Securities Exchange Act of 1934 as amended and Securities Exchange Commission interpretations thereunder (the "Committee"), disregarding any changes in the members of the Committee following a Change in Control of the Company. The Company shall pay the cost of administration of the Supplemental Plan. The Committee shall have the power, right and duty to interpret the provisions of the Supplemental Plan and may from time to time adopt rules with respect to the administration of the Supplemental Plan and the determination and distribution of benefits under the Supplemental Plan, and may amend any and all rules previously established. Any decision made by the Committee in good faith in connection with its administration of or responsibilities under the Supplemental Plan, including the interpretation of any provision of the Supplemental Plan, the application of any rule established under the Supplemental Plan, any determination as to the officers eligible to participate in the Supplemental Plan, the amount allocated to each and the manner, conditions and terms of payment of such amount, shall be conclusive on all persons.

       4.2  Beneficiary.  A Participant's "beneficiary"
             ------------
under this Supplemental Plan means any person who becomes entitled to benefits under the Retirement Plan because of the Participant's death; provided that, if a Participant dies while his benefits under this Supplemental Plan are payable to him in installments, his beneficiary under this Supplemental Plan shall be either (i) the person or persons designated by him by signing and filing with the Committee a form furnished by the Committee, or (ii) if the Participant failed to designate a beneficiary in (i) above, or if the beneficiary designated in (i) above dies before the date of the Participant's death, the Participant's estate.

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



Exhibit 10(d)

           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------
         DIRECTORS STOCK COMPENSATION PLAN
         ---------------------------------
    (as amended and restated February 10, 1997)


       1.  Purpose.  The Harnischfeger Industries,
          -------
Inc. Directors Stock Compensation Plan (the "Plan") has been established effective as of March 2, 1992 by Harnischfeger Industries, Inc., a Delaware corporation (the "Company"), to provide benefits to certain members of the Board of Directors of the Company (the "Board") and has been amended effective as of February 10, 1997 to provide stock compensation to outside directors as a result of the termination of the Service Compensation Plan for Directors. The Plan is intended to assist and enable the Company to attract and retain directors of the highest capabilities and to facilitate the director's ability to acquire an ownership interest in the common stock of the Company.

       2.  Administration.  The Plan shall be
          --------------
administered by a committee of two or more directors constituted to comply with the Non-Employee Director requirements of Rule 16b-3 promulgated pursuant to the Securities Exchange Act of 1934 as amended and Securities Exchange Commission interpretations thereunder (the "Committee"), which Committee from time to time may delegate the performance of certain of its ministerial duties under the Plan, such as the keeping of records and participants' accounts, to such person or persons as it may select. The Plan shall be administered on the basis of a plan year (the "Plan Year") which coincides with the fiscal year of the Company, which currently is the 12-month period beginning on November 1 and ending on the next following October 31. The Company shall pay the cost of Plan administration. The Committee shall have the power, right and duty to interpret the provisions of the Plan and may from time to time adopt rules with respect to the administration of the Plan and the determination and distribution of benefits under the Plan, and may amend any and all rules previously established. Any decision made by the Committee in good faith in connection with its administration of or responsibilities under the Plan, including the interpretation of any provision of the Plan, the application of any rule established under the Plan, the amount allocated to each for any Plan Year and the manner, conditions and terms of payment of such amount, shall be conclusive on all persons.

       3.  Participation.  Each member of the Board

          --------------
who is not also an employee of the Company (herein
"Director") shall participate in the Plan.

       4.  Prior Benefits Under Directors Service
          --------------------------------------
Plan.  Each Director who was a Director on
----
November 1, 1996 shall have the present value of his accrued benefits under the Service Compensation Plan for Directors as of October 31, 1996 as set forth in Schedule "A" attached hereto ("Accrued Benefits") converted into shares of the Company's common stock ("Stock") and deferred pursuant to the provisions of Section 7 hereof. All Accrued Benefits will be fully vested for all Directors.

       5.  Performance Goals.  The Committee shall
          -----------------
set performance goals for the Company for each Plan Year.
These performance goals will be the same as performance goals set for the Company under the Harnischfeger Industries, Inc.
Executive Incentive Plan.

       6.  Target Incentive Award; Incentive
          ---------------------------------
Compensation.  The "Target Incentive Award" shall
------------
be $25,000 or another amount set by the Committee prior to the beginning of the applicable Plan Year. Subject to the immediately following two sentences, the amount determined by multiplying the actual performance of the Company for a Plan Year (expressed as a percentage of the performance goal) by the Target Incentive Award for such Plan Year shall be the "Incentive Compensation" for each Director for that Plan Year. A Director who becomes a Director after November 1 of any Plan Year shall have his Incentive Compensation for that Plan Year reduced by a fraction that reflects the portion of the Plan Year he was not a Director. A Director who ceases being a Director prior to October 31 of any Plan Year shall not receive Incentive Compensation for that Plan Year.

       7.  Stock Conversion.  The Accrued Benefits
          ----------------
specified in Schedule "A" and Incentive Compensation determined in accordance with Section 6 shall be converted into shares of Stock and delivered into the Harnischfeger Industries, Inc. Deferred Compensation Trust ("Rabbi Trust") for the benefit of such Director, subject to the terms and conditions hereinafter set forth. Shares of Stock equal to the number (rounded to the nearest integer) derived (a) by dividing the average closing price of the Stock on the New York Stock Exchange Composite Tape for the month of October, 1996, into the Accrued Benefits and (b) by dividing the average closing price of the Stock on the New York Stock Exchange Composite Tape for the month of October of the Plan Year into the amount of Incentive Compensation shall be registered by the Company in the name of the Rabbi Trust and delivered to the Rabbi Trust for allocation to such Director's account, provided, however, that (i) the Company may direct the trustee of the Rabbi Trust (the "Trustee") to use for this purpose shares of Stock previously delivered by the Company to the Rabbi Trust if such shares have not been allocated to the account of any Director. The aforesaid calculation and funding of each Participant's account shall take place as soon as practical after February 10, 1997 in the case of Accrued Benefits and the January 1 immediately following the end of each Plan Year in the case of Incentive Compensation.

       8.  Stock in Lieu of Fees.  Each Director
          ---------------------
shall have the right to have up to 100% of such Director's annual retainer and meeting fees (including fees for committee meetings) (collectively, the "Compensation") payable during each Plan Year converted into shares of Stock and delivered into the Rabbi Trust for the benefit of such Director subject to the following terms:

           (a)Written notice shall be given by a Director to the Company prior to May 1 of each Plan Year stating that such Director elects to convert into Stock up to 100% of such Director's Compensation payable during the next
       Plan Year. Directors who become Directors on or after May 1 of any Plan Year may by written notice to the Company elect to covert their Compensation into Stock under the Plan effective six months after the date such notice is delivered to the Company.

           (b)As soon as practicable after each date determined by the Company for payment of compensation to Directors, the number of shares of Stock (rounded to the nearest whole share) derived by dividing the closing price of the Stock on the New York Stock Exchange
       Composite Tape on such payment date into the amount of Compensation each Director has elected to convert into Stock shall be delivered into the Rabbi Trust for the benefit of such Director.

           (c) The annual retainer fee for Directors shall be $22,600.00, the fee for each Board meeting attended shall be $1,250.00 and the fee for each meeting of a committee or subcommittee of the Board attended shall be $1,000.00 for regular members and $1,250.00 for committee and subcommittee chairs, provided that, subject to Section 18 hereof, the amount of such fees may be changed at the discretion of the Company from time to time.

       9.  Source of Stock.  The Stock allocated to
          ---------------
each Director's account pursuant hereto may at the Company's option be acquired through open market purchase, or may be either treasury shares or newly issued shares; provided that any treasury or newly issued shares are duly registered pursuant to applicable federal and state securities laws and stock exchange regulations. The Company may, in lieu of delivering shares to the Trustee, direct the Trustee to use for the purposes of this Plan shares of Stock previously delivered by the Company to the Rabbi Trust if such shares have not been allocated to the account of any Plan participant. Although the Company intends to exert its best efforts so that the shares allocated or distributed to Directors hereunder will be registered under, or exempt from the registration requirements of, the Securities Act of 1933 (the "Securities Act") and any applicable state securities laws, if the allocation or distribution would otherwise result in the violation by the Company of any provision of the Securities Act or of any state securities law, the Company may require that such allocation or distribution be deferred until the Company has taken appropriate action to avoid any such violation.

       10. Participants' Accounts.  An account
          ----------------------
shall be maintained in the name of each Director participating in the Plan which will reflect the shares of Stock into which his Accrued Benefits, Incentive Compensation and Compensation have been converted, and shall be credited to reflect all dividends, stock splits and other distributions with respect to such shares. All cash distributions with respect to Stock shall be invested by the Trustee in shares of Stock through open market or other appropriate purchases as soon as practicable after receipt of same. Each such Stock account shall be charged with any distribution made to a Director when made.

       11. Distribution of Stock.  The Stock in a
          ---------------------
Director's account shall be distributed to him (or to his beneficiary in the event of his death) promptly (but not sooner than sixty (60) days) following the termination of his status as a Director of the Company; provided, however, that a Director may upon written notice to the Company given one year prior to his termination, request that the Company approve an annual distribution of such Stock over a period of time not to exceed ten (10) years (e.g. if a ten year election, one tenth of the balance at the time of the first distribution, one ninth of the balance at the time of the second distribution, etc.) and provided further that a Director may upon written notice to the Company given at least one year prior to termination of his status as a Director elect to delay until the next calendar year following termination of his status as a Director either the distribution of or, if the Director has elected annual distributions over a period of time, the initial distribution from his account. During the first fifty (50) days following a Director's termination, the Director (or the Director's beneficiary in the event of the Director's death) shall have the right to elect to have the Director's account distributed in cash, stock or a combination of cash and stock. Upon receipt of a request that a part or all of the distribution be made in cash, the Company shall direct the Trustee to credit such Director's account with an amount (the "Cash Portion") equal to the product of the number of shares of Stock then credited to Director's account necessary to comply with the request (the "Diversified Shares") and the closing price of the Stock on the New York Stock Exchange Composite Tape as of the date the request is received by the Company. Thereafter, the Trustee shall keep such Director's account as if the Cash Portion were invested in cash, cash equivalents, mutual funds or marketable securities as directed by the Committee from time to time and as if the Diversified Shares had been sold.

       12. Change in Control.  Notwithstanding the
          -----------------
foregoing, in the event of a "Change in Control" of the Company (as defined in the Rabbi Trust), the Company shall purchase for cash all shares of Stock then in all Directors' accounts at a per-share price equal to the Change in Control
Price, and the Trustee is directed to sell such shares.
Immediately after the Company purchases any shares pursuant to this Section 12, the Committee shall cause the Trustee to effect a distribution of all cash proceeds to the Directors in accordance with their accounts. As used herein, "Change in Control Price" means the higher of (i) the highest reported sales price, regular way, of a share of Stock in any transaction reported on the New York Stock Exchange Composite
Tape or other national securities exchange on which such shares are listed or on NASDAQ, as applicable, during the 60-day period prior to and including the date of a Change in Control and (ii) if the Change in Control is the result of a tender or exchange offer or a Business Combination (as defined in the Rabbi Trust), the highest price per share of Stock paid in such tender or exchange offer or Business
Combination. To the extent that the consideration paid in any such transaction described above consists all or in part of securities or other non-cash consideration, the value of such securities or other non-cash consideration shall be determined by the Incumbent Board (as defined in the Rabbi
Trust).

       13. Designation of Beneficiaries.  Each
          ----------------------------
Director from time to time may name any person or persons (who may be named concurrently, contingently or successively) to whom his benefits under the Plan are to be paid if he dies before he receives the proceeds of his Plan account. Each such beneficiary designation will revoke all prior designations by the Director, shall not require the consent of any previously named beneficiary, shall be in a form prescribed by the Company, and will be effective only when filed with the Company during the Director's lifetime. If a Director fails to designate a beneficiary before his death, as provided above, or if the beneficiary designated by a Director dies before the date of the Director's death or before complete payment of the Director's Plan account, the Company, in its discretion, may pay such benefits to either
(i) one or more of the Director's relatives by blood, adoption or marriage and in such proportions as the Company determines, or (ii) the legal representative or representatives of the estate of the last to die of the Director and his designated beneficiary.

       14. General.  No Director or other person
          -------
shall have any right, title or interest in any amount awarded under this Plan prior to the payment thereof to such person. No rights or interests of Directors under this Plan shall be assignable either voluntarily or involuntarily. Neither the Company nor any officer of the Company shall be personally liable for any act done or omitted to be done in good faith in the administration of the Plan.

       15. Facility of Payment.  When a person
          -------------------
entitled to benefits under the Plan is under legal disability, or, in the Company's opinion, is in any way incapacitated so as to be unable to manage his affairs, the Company may direct the payment of benefits to such person's legal representative, or to a relative or friend of such person for such person's benefit, or the Company may direct the application of such benefits for the benefit of such person. Any payments made in accordance with the preceding sentence shall be a full and complete discharge of any liability for such payment under the Plan.

       16. Withholding for Taxes.  Notwithstanding
          ---------------------
any other provision of the Plan, the Company may on behalf of the Directors withhold or direct the Trustee to withhold from any payment to be made under the Plan, whether in the form of cash or stock, such amount or amounts as may be required for purposes of complying with applicable federal, state or foreign tax withholding provisions. Subject to the discretion of the Company, no distribution will be made to the Director until all tax withholding obligations have been satisfied.

       17. Benefit Statements.  The Company shall
          ------------------
provide statements of account to participating Directors on a periodic basis but not less than annually in such form and at such time as it deems appropriate.

       18. Amendment and Termination.  The Board of
          -------------------------
Directors of the Company hereby reserves the right to amend this Plan from time to time and to terminate this Plan at any time, except that no such amendment or any termination of this Plan shall change the terms and conditions of payment of any Accrued Benefits, Incentive Compensation or Compensation previously payable to a Director without the consent of the Director concerned, nor shall any termination of the Plan eliminate any obligations of the Company which theretofore shall have arisen under the Plan.

       19. Controlling Law.  The laws of Wisconsin
          ---------------
shall be controlling in all matters relating to the Plan.

       20. Gender and Number.  Where the context
          -----------------
admits, words in the masculine gender shall include the feminine and neuter genders, the plural shall include the singular and the singular shall include the plural.


     -----------------------------------------