Form 10-Q
period 1997-04-30
HARNISCHFEGER INDUSTRIES INC
filed 1997-06-12
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
       ----------------------------------
            Washington, D.C.  20549

                   FORM 10-Q
               -----------------
                   (MARK ONE)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
___      OF THE SECURITIES EXCHANGE ACT OF 1934
 X   FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997
----                          -----------------
                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
____      OF THE SECURITIES EXCHANGE ACT OF 1934
____               FOR THE TRANSITION PERIOD FROM        TO
                                   -----        ------

         COMMISSION FILE NUMBER 1-9299
         -----------------------------
         HARNISCHFEGER INDUSTRIES, INC.
        -------------------------------
(Exact Name of Registrant as Specified in Its Charter)



          Delaware                  39-1566457
--------------------                    ------------------
(State of Incorporation)    (I.R.S. Employer
                            Identification No.)

3600 South Lake Drive, St. Francis, Wisconsin
---------------------------------------------
 (Address of principal executive offices)
   53235-3716
--------------
(Zip Code)

(414)486-6400
--------------
(Registrant's Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X                 No
                                             -----
             ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class            Outstanding at June 11, 1997
----------------             -----------------------------
Common Stock, $1 par value 49,408,392 shares
         HARNISCHFEGER INDUSTRIES, INC.
         ------------------------------

                   FORM 10-Q
                   ---------
                 April 30, 1997
                ---------------
                     INDEX



                                        Page No.
                                        ----------
PART I.   Financial Information:

               Consolidated Statement
                  of Income -                1
                  Three and Six Months Ended
                  April 30, 1997 and 1996

               Consolidated Balance Sheet -2-3
                  April 30, 1997 and
                  October 31, 1996

               Consolidated Statement of
                  Cash Flows -             4-5
                  Six Months Ended
                  April 30, 1997 and 1996

               Consolidated Statement of
                  Shareholders' Equity -    6
                  Six Months Ended
                  April 30, 1997 and 1996

               Notes to Consolidated Financial
                  Statements              7-10

               Management's Discussion
                  and Analysis of Results of
                  Operations and Financial
                  Condition              11-16


PART II.  Other Information              17-19

Signatures                                 20

                          PART I.  FINANCIAL INFORMATION
                          -----------------------------

HARNISCHFEGER INDUSTRIES, INC.
-----------------------------
CONSOLIDATED STATEMENT OF INCOME
--------------------------------
(Amounts in thousands except per share amounts)
                                          (Unaudited)
                                       Three Months Ended
                                           April 30,
                                    -----------------------
                                         1997      1996
                                     ---------   -------
Revenues
   Net Sales                            $794,578 $739,509
   Other Income                           12,563    2,337
                                       --------- --------
                                         807,141  741,846
Cost of Sales                            604,946  560,820
Product Development, Selling
  and Administrative Expenses            110,822  108,377
                                        --------  --------
Operating Income                          91,373   72,649

Interest Expense - Net                   (17,671) (15,800)
                                         -------- --------
Income Before Provision For Income
   Taxes and Minority Interest            73,702   56,849

Provision  for Income Taxes              (25,775) (20,475)

Minority Interest                         (2,956)  (2,819)
                                         -------- --------
Net Income                            $   44,971 $ 33,555
                                         ======== ========


Earnings Per Share                        $ 0.94    $0.71
                                            =====   =====

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
-------------------------------
CONSOLIDATED STATEMENT OF INCOME
--------------------------------
(Amounts in thousands except per share amounts)
                (Unaudited)

                                 Six Months Ended
                                    April 30,
                              -------------------
                                    1997     1996
                                 --------  --------
Revenues
   Net Sales                     $1,493,989    $1,372,193
   Other Income                      21,323        13,219
                              -------------   -----------
                                  1,515,312     1,385,412

Cost of Sales                     1,132,583     1,052,352
Product Development, Selling
  and Administrative Expenses       223,856       207,233
                                 ----------     ---------
Operating Income                    158,873       125,827

Interest Expense - Net              (34,168)      (29,037)
                                 ----------      ---------
Income Before Provision For Income
   Taxes and Minority Interest      124,705        96,790

Provision for Income Taxes          (43,625)      (34,850)

Minority Interest                    (5,251)       (5,194)
                                   ---------      ---------
Net Income                       $   75,829     $  56,746
                                    ========      ========


Earnings Per Share                   $1.59       $   1.21
                                     =====         ======

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
-----------------------------
CONSOLIDATED BALANCE SHEET
-----------------------------
(Dollar amounts in thousands)



                                 April 30,       October 31,
                                   1997              1996
                              ---------------  ---------------
(Unaudited)
Assets

Current Assets:
  Cash and cash equivalents        $   45,378     $     36,936
  Accounts receivable-net             791,326          667,786
  Inventories                         601,532          547,115
  Other current assets                150,469          132,261
  Businesses held for sale             15,692           26,152
                                   -----------        ----------
                                    1,604,397        1,410,250

Property, Plant and Equipment:
  Land and improvements                58,108           48,371
  Buildings                           309,229          301,010
  Machinery and equipment             803,809          776,332
                                   -----------        -----------
                                    1,171,146        1,125,713
  Accumulated depreciation           (511,501)        (491,668)
                                   -----------        ----------
                                      659,645          634,045

Investments and Other Assets:
  Goodwill                            514,005          512,693
  Intangible assets                    33,419           39,173
  Other assets                         98,497           93,868
                                   -----------        -----------
                                      645,921          645,734
                                   -----------        -----------
                                   $2,909,963       $2,690,029
                                   ===========        ===========


See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED BALANCE SHEET
------------------------------
(Dollar amounts in thousands)

                                               April 30,      October 31,
                                                 1997            1996
                                             ---------------  ---------------
(Unaudited)
Liabilities and Shareholders' Equity

Current Liabilities:
  Short-term notes payable, including current
    portion of long-term obligations              $   31,326     $   49,633
  Trade accounts payable                             441,350        346,056
  Employee compensation and benefits                 139,012        160,488
  Advance payments and progress billings             152,634        155,199
  Accrued warranties                                  49,860         50,718
  Other current liabilities                          287,418        315,033
                                                 -----------     ----------
                                                   1,101,600      1,077,127

Long-term Obligations                                765,155        657,765

Other Liabilities:
  Liability for postretirement benefits               66,919         78,814
  Accrued pension costs                               36,899         39,902
  Other liabilities                                   11,612         14,364
  Deferred income taxes                               69,875         54,920
                                                  -----------     ---------
                                                     185,305        188,000

Minority Interest                                     97,943         93,652

Shareholders' Equity:
  Common stock (51,462,407 and
   51,406,946 shares issued, respectively)            51,462         51,407
  Capital in excess of par value                     621,760        615,089
  Retained earnings                                  214,137        148,175
  Cumulative translation adjustments                 (29,390)       (37,584)
  Less:  Stock Employee Compensation
           Trust (1,433,147 and 1,533,993
           shares, respectively) at market           (59,655)       (61,360)
      Treasury stock (2,065,240 and
           2,274,613 shares, respectively)
           at cost                                   (38,354)       (42,242)
                                                   -----------   -----------
                                                     759,960        673,485
                                                   -----------   -----------
                                                  $2,909,963     $2,690,029
                                                   ===========   ===========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
-----------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
(Dollar amounts in thousands)
(Unaudited)
                                            Six Months Ended
                                                April 30,
                                      ------------------------------
                                                 1997            1996
                                              ------------   -------------
Operating Activities
   Net income                                    $   75,829      $  56,746
        Add (deduct) - Items not affecting cash:
         Depreciation and amortization               49,059         42,685
   Minority interest, net of dividends paid           5,145          5,194
         Other - net                                  2,031          4,540
   Changes in working capital
        (Increase) in accounts receivable - net    (123,726)       (65,997)
        (Increase) in inventories                   (46,481)       (74,228)
        (Increase) in other current assets          (10,962)        (5,705)
        Increase (decrease) in trade accounts
       payable                                       94,326         (3,441)
        (Decrease) in employee compensation
      and benefits                                  (21,251)       (14,812)
        (Decrease) increase in advance payments
      and progress
          billings                                   (2,884)         1,409
        (Decrease) increase in other current
      liabilities                                   (28,070)        21,334
                                                -------------    ----------
  Net cash (applied to) operating activities         (6,984)       (32,275)
                                                -------------    ----------

Investment and Other Transactions
  Purchase of Dobson Park Industries plc,
       net of cash acquired of $4,631                     -       (325,369)
  Purchase of the Pulp Machinery Division
          of Ingersoll- Rand Company, net of
          cash acquired of $6,858                         -       (112,372)
  Other acquisitions, net of cash acquired          (15,987)        (2,189)
  Net proceeds from sale of Dobson Park
          Industries plc non-core businesses          9,585         50,601
  Net proceeds from sale of New
          Philadelphia Fan Co.                       18,051              -
  Net proceeds from sale of Joy
          Environmental Technologies                     -          11,651
   Property, plant and equipment acquired           (82,171)       (35,548)
   Property, plant and equipment retired             23,841          5,846
   Other - net                                      (18,974)       (13,416)
                                                ------------     -----------
           Net cash (applied to) investment
             and other transactions                 (65,655)      (420,796)
                                                ------------     -----------
Financing Activities
   Dividends paid                                    (9,575)        (9,395)
   Exercise of stock options                          3,152          4,624
   Issuance of long-term obligations less discount  150,122        211,587
   Redemption of long-term obligations              (43,111)          (397)
   (Decrease) increase in short-term notes payable  (18,207)        50,498
                                                 ------------     -----------
           Net cash provided by financing
              activities                             82,381        256,917
                                                 ------------      ----------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                  (1,300)           955
                                                  -----------      ----------
Increase (Decrease) in Cash and Cash Equivalents      8,442        (195,199)
Cash and Cash Equivalents at Beginning of Period     36,936         239,043
                                                 ------------      -----------
Cash and Cash Equivalents at End of Period         $ 45,378      $   43,844
                                                 ============     ===========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                               Capital in
                                  Common        Excess of
                                   Stock       Par Value
                                  ---------   -----------
Six Months Ended April 30, 1997
-------------------------------
Balance at October 31, 1996          $51,407    $615,089
   Net income
   Translation adjustments
   Exercise of 156,307 stock options      55       1,117
   Dividends paid ($.20 per share)
   Dividends on shares held by SECT                  292
   Adjust SECT shares to market value                275
   209,373 shares purchased by
    employee and director
    benefit plans                                  4,581
   Amortization of unearned
    compensation
     on restricted stock                             406
                                     --------   --------
Balance at April 30, 1997             $51,462   $621,760
                                     ========   ========
---------------------------
Balance at October 31, 1995            $51,118  $603,712
   Net income
   Translation adjustments
   Exercise of 222,799 stock options       223     4,401
   Dividends paid ($.20 per share)
   Dividends on shares held by SECT                  384
   Adjust SECT shares to market value             17,281
   230,000 shares purchased by
     employee benefit plans                        2,964
   Issuance of restricted stock              7        88
                                       -------  ---------
   Balance at April 30, 1996           $51,348  $628,830
                                       =======  =========

See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                                        Cumulative
                                      Retained          Translation
                                      Earnings          Adjustments
                                      --------          --------
Six Months Ended April 30, 1997
-------------------------------
Balance at October 31, 1996             $148,175           $(37,584)
   Net income                             75,829
   Translation adjustments                                    8,194
   Exercise of 156,307 stock options
   Dividends paid ($.20 per share)        (9,867)
   Dividends on shares held by SECT
   Adjust SECT shares to market value
   209,373 shares purchased by employee
     and director benefit plans
   Amortization of unearned compensation
     on restricted stock
                                        --------           -------
Balance at April 30, 1997               $214,137           $(29,390)
                                        =======            =======
Six Months Ended April  30, 1996
----------------------------------------
Balance at October 31, 1995              $53,560           $(42,118)
   Net income                             56,746
   Translation adjustments                                  (15,461)
   Exercise of 222,799 stock options
   Dividends paid ($.20 per share)        (9,779)
   Dividends on shares held by SECT
   Adjust SECT shares to market value
   230,000 shares purchased by employee
     benefit plans
   Issuance of restricted stock
                                        ---------           --------
   Balance at April 30, 1996             $100,527           $(57,579)
                                       =======            =======

See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)


                                                  Treasury
                                        SECT         Stock
                                      --------    -----
Six Months Ended April 30, 1997
-------------------------------
Balance at October 31, 1996            $(61,360)   $(42,242)
   Net income
   Translation adjustments
   Exercise of 156,307 stock options      1,980
   Dividends paid ($.20 per share)
   Dividends on shares held by SECT
   Adjust SECT shares to market value      (275)
   209,373 shares purchased by employee
     and director benefit plans                       3,888
   Amortization of unearned compensation
     on restricted stock
                                       ---------    -------
Balance at April 30, 1997               $(59,655)  $(38,354)
                                       =========    =======
Six Months Ended April  30, 1996
----------------------------------------
Balance at October 31, 1995             $(60,483)  $(46,513)
   Net income
   Translation adjustments
   Exercise of 222,799 stock options
   Dividends paid ($.20 per share)
   Dividends on shares held by SECT
   Adjust SECT shares to market value    (17,281)
   230,000 shares purchased by employee
     benefit plans                                    4,271
   Issuance of restricted stock
                                         --------   --------
   Balance at April 30, 1996            $(77,764)  $(42,242)
                                         =========  ========

See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)



                                                  Total
                                                ---------
Six Months Ended April 30, 1997
-------------------------------
Balance at October 31, 1996                     $673,485
   Net income                                     75,829
   Translation adjustments                         8,194
   Exercise of 156,307 stock options               3,152
   Dividends paid ($.20 per share)                (9,867)
   Dividends on shares held by SECT                  292
   Adjust SECT shares to market value                  -
   209,373 shares purchased by employee
     and director benefit plans                    8,469
   Amortization of unearned compensation
     on restricted stock                             406
                                                --------
Balance at April 30, 1997                       $759,960
                                                =========
Six Months Ended April  30, 1996
----------------------------------------
Balance at October 31, 1995                     $559,276
   Net income                                     56,746
   Translation adjustments                       (15,461)
   Exercise of 222,799 stock options               4,624
   Dividends paid ($.20 per share)                (9,779)
   Dividends on shares held by SECT                  384
   Adjust SECT shares to market value                  -
   230,000 shares purchased by employee
     benefit plans                                 7,235
   Issuance of restricted stock                       95
                                               ---------
   Balance at April 30, 1996                    $603,120
                                               =========

           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    -------------------------------------------
                   April 30, 1997
                  ---------------
      (Amounts in thousands unless indicated)

(a) Basis of Presentation
   -------------------------
   In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and six months ended April 30, 1997 and 1996, cash flows for the six months ended April 30, 1997 and 1996, and financial position at April 30, 1997 have been made. All adjustments made are of a normal recurring nature. See note (b) for discussions regarding acquisitions.

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

   The Company is fully integrating Longwall's operations into its wholly owned subsidiary, Joy Technologies Inc. ("Joy"); thus enabling Joy to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this plan, the Company has established purchase accounting reserves to provide for the estimated costs of this effort. The reserves related primarily to the closure of selected manufacturing and service facilities, severance and relocation costs approximate $71,000. As of April 30, 1997, approximately $19,900 of these reserves had been used.

   As part of the Dobson acquisition, the industrial electronic and plastics businesses are held for sale and classified as such in the Consolidated Balance Sheet. The original value of the businesses was set at $100,000. Several of the businesses were sold, aggregating net proceeds of $84,308. The remaining balance represents the net realizable value including the expected cash flow from the remaining businesses. These businesses are expected to be sold within the next year. Profit/losses of these businesses generated during the period have been excluded from operating results.

   On March 27, 1996, the Company's Beloit Corporation subsidiary purchased the assets of the Pulp Machinery Division of Ingersoll-Rand Company for $119,230, including acquisition costs. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years.

(c) Restructuring Charge
   -------------------------
   In the fourth quarter of fiscal 1996, the Company's Beloit Corporation subsidiary recorded a restructuring charge of $43,000. Included in the charge are costs related to severance for approximately 500 employees worldwide, the disposition of machinery and equipment, closure of certain facilities and the sale of businesses. As of April 30, 1997, approximately $14,850 had been charged against the reserve and approximately 260 employees had been terminated in accordance with the plan. The focus of Beloit Corporation's restructuring is to better serve its customers and strengthen its market position in the worldwide pulp and paper industry. The restructuring initiative involves organizing engineering and manufacturing operations into Centers of Excellence and expanding the aftermarket capabilities of the subsidiary.


(d) Inventories
   -------------

   Consolidated inventories consisted of the following:
                                                  April 30,   October 31,
                                                     1997        1996
                                               ------------   -------------
   Finished goods                                    $276,824   $ 198,160
   Work in process and purchased parts                251,591     278,671
   Raw materials                                      137,224     134,448
                                                  -----------  ------------
                                                      665,639     611,279
   Less excess of current cost over stated
       LIFO value                                     (64,107)    (64,164)
                                                   -----------  ------------
                                                     $601,532    $547,115
                                                   ===========  ============

Inventories valued using the LIFO method represented approximately 55% and 56% of consolidated inventories at April
30, 1997 and October 31, 1996, respectively.

(e) Research and Development Expense
   -------------------------------------------
   Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $11,046 and $9,179 for the three months and $21,187 and $16,324 for the six months ended April 30, 1997 and 1996, respectively. Certain capital expenditures used in research activities are capitalized and depreciated over their expected useful lives.

(f) Interest Expense - Net
   --------------------------

   Net interest expense consisted of the following:
   Three Months Ended
                                                 April 30,
                                         -----------------------
                                          1997            1996
                                          --------     ----------
   Interest income                 $     867        $   1,078
   Interest expense                  (18,538)         (16,878)
                                    ----------      ----------
   Interest expense - net          $ (17,671)       $(15,800)
                                     =========       ========

   Net interest expense consisted of the following:
                                        Six Months Ended
                                              April 30,
                                       -----------------------
                                        1997          1996
                                       --------      ---------
   Interest income                    $  1,665       $  3,439
   Interest expense                    (35,833)       (32,476)
                                       ---------      ---------
   Interest expense - net             $(34,168)      $(29,037)
                                       =========      =========

(g) Long-Term Obligations
   ----------------------------
   Long-term obligations at April 30, 1997 and October 31,
   1996 consisted of the following:

                                               April 30,      October 31,
                                                  1997           1996
                                             -------------  ---------------
   10 1/4% Senior Notes due 2003                $188,380         $188,380
   8.9% Debentures, due 2022                      75,000           75,000
   8.7% Debentures, due 2022                      75,000           75,000
   7 1/4% Debentures, due 2025
      (net of discount of $1,254
        and $1,261, respectively )               148,746          148,739
   6 7/8% Debentures, due 2027
       (net of discount
      of $112)                                   149,888               -
   Senior Notes, Series A through D, at
     interest rates of between 8.9% and
     9.1%, due 1997 to 2006                       73,182           73,182
   Revolving Credit Facility                           -           40,000
   Industrial Revenue Bonds, at interest
     rates of between 5.9% and 8.8%
     due 1997 to 2017                             34,425           34,629
   Other                                          24,609           27,207
                                               ---------         --------
                                                 769,230          662,137
   Less:  Amounts payable within one year          4,075            4,372
                                               ---------         --------
                                                $765,155         $657,765
                                                ========         ========

   The 7 1/4% debentures were issued on December 19, 1995 at 99.153% in connection with the Company's acquisition of Dobson. The debentures will mature on December 15, 2025, are not redeemable prior to maturity and are not subject to sinking fund requirements.

   On February 25, 1997, $150,000 of 6 7/8% debentures were issued at 99.925%. Proceeds were used to repay short-term indebtedness and to increase cash. The debentures will mature on February 15, 2027, are not redeemable by the Company prior to maturity and are not subject to sinking fund requirements. Each holder of the debentures has the right to require the Company to repay the holders, in whole or in part, on February 15, 2007, at a repayment price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest. Interest on the debentures is payable semi-annually on February 15 and August 15 of each year commencing on August 15, 1997.

   In November, 1993, the Company entered into a four-year Revolving Credit Facility Agreement with certain domestic and foreign financial institutions that allowed for borrowings of up to $150,000 at rates expressed in relation to LIBOR and other rates. In November, 1994, the facility was increased to $240,000 and expires in November, 2000. A facility fee is payable on the Revolving Credit Facility. At April 30, 1997, there were no direct outstanding borrowings under the facility.

(h) Contingent Liabilities
   --------------------------
   At April 30, 1997, the Company was contingently liable to banks, financial institutions, and others for approximately $276,000 for outstanding letters of credit securing performance of sales contracts and other guarantees in the ordinary course of business excluding the H-K System, Inc. backup bond guarantee facility. The Company may also guarantee performance of its equipment at levels specified in sales contracts without the requirement for letters of credit.

   On October 29, 1993, the Company completed the sale of H-K Systems, Inc. (formerly known as Harnischfeger Engineers
   Inc.) to that unit's senior management and some equity partners. The Company agreed to make available a back-up bonding guarantee facility for certain bid, performance and other contract bonds issued by H-K Systems, Inc.
   Outstanding contract bonds under the guarantee arrangement totaled approximately $47,800 at April 30, 1997. The bonds under the guarantee arrangement are required to decrease to $20,000 on November 1, 1997. Under the terms of the facility, no new bonds can be issued.

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

   The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect on its consolidated financial position or results of operations

(i) Tender Offer for Giddings and Lewis, Inc. Stock
   ---------------------------------------------------------
   On April 25, 1997, Harnischfeger Industries, Inc.
   announced an all-cash tender offer for all shares of Giddings & Lewis, Inc. at a price of $19 per share to expire on May 23, 1997. The total consideration for the offer approximates $747 million including the assumption of approximately $116 million in outstanding Giddings and Lewis, Inc. indebtedness. The total is based on 34.4 million shares of Giddings & Lewis stock outstanding at the time of the offer. On May 27, 1997, the offer was extended at which time it was noted that $19 per share was the Company's best and final offer.
   The offer was extended again on June 2, 1997 and June 9, 1997, to expire at midnight on June 13, 1997 at which time the Company will evaluate its alternatives. The acquisition will be fully financed through a revolving credit facility provided by Chase Manhatten Bank. It is expected that Chase will syndicate the debt with a number of banks.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 THREE AND SIX MONTHS ENDED APRIL 30, 1997 AND 1996
-----------------------------------------------------------
      (Amounts in thousands unless indicated)

The commentary in Management's Discussion and Analysis contains forward-looking statements. When used in this document, terms such as "anticipate", "believe", "estimate", "expect", "indicate", "may be", "objective", "plan", "predict", and "will be" are intended to identify such statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described in Item 5. Other Information - "Cautionary Factors" in Part II of this report.

Net income for the three and six months ended April 30, 1997 amounted to $44,971, or $0.94 per share, and $75,829, or $1.59 per share, as compared to net income of $33,555, or $0.71 per share, and $56,746, or $1.21 per share for the three and six months ended April 30, 1996.

Per share calculations for the first six months of 1997 and 1996 were based on 47,828 and 46,929 average shares outstanding, respectively.

Significant factors contributing to the $19,083 increase in net income for the first six months of 1997 as compared to 1996 included: (1) a $33,046 increase in operating income as described in the Segment Information section
               ----------
 which follows, offset by (2) a $5,131 increase in interest expense and (3) an $8,775 increase in the provision for income taxes due to higher pre-tax income.

Segment Information
-------------------------
Operating results of the Company's business segments for the second quarter and first six months of 1997 and 1996 are summarized as follows:

Second Quarter                   Net Sales              Operating Income
------------------            ---------------          -----------------
                               1997      1996           1997      1996
                            ---------  --------        -------- -------
Mining Equipment             $365,392   $358,069      $57,057     $45,950
Pulp and Paper Machinery      332,114    302,047       29,461      23,298
Material Handling              97,072     79,393       10,455       8,346
                            ---------  ---------       -------     ------
  Total Business Segments    $794,578   $739,509       96,973      77,594
                            =========  =========
Corporate Administration                               (5,600)     (4,945)
                                                      --------     -------
Operating Income                                      $91,373     $72,649
                                                      ========     =======
Six Months                      Net Sales               Operating Income
---------------------          ----------             -------------------
                              1997        1996           1997    1996
                           ----------  ---------     ---------  ------
Mining Equipment          $  715,846   $  673,045    $102,135   $ 81,332
Pulp and Paper
  Machinery                  601,089      554,400      50,335     41,860
Material Handling            177,054      144,748      17,651     12,678
                           ---------   ----------    --------   ---------
  Total Business
   Segments               $1,493,989   $1,372,193     170,121    135,870
                           =========   ==========
Corporate Administration                              (11,248)  (10,043)
                                                     --------   --------
Operating Income                                     $158,873  $125,827
                                                     ========   ========



Segment Information
-------------------------
Operating results of the Company's business segments for the second quarter and first six months of 1997 and 1996 are summarized as follows:

Second Quarter               Orders Booked                 Backlog at
---------------          ------------------------ ---------------------------
                               1997      1996       4/97            1/97
                              --------  --------   -----             -----
Mining Equipment              $365,972    $323,377  $ 464,063(A)  $   481,443
Pulp and Paper
  Machinery                    402,049     260,124    880,139         810,204
Material Handling               82,902      86,290     97,731         111,901
                           -----------  ------------ -------------  ---------
  Total Business
   Segments                 $  850,923    $669,791 $1,441,933      $1,403,548
                            ==========  =========== =========      ==========

Six Months                     Orders Booked                Backlog at
-----------------------   --------------------------- ---------------------
                               1997     1996          4/97           10/96
                             -------   ---------     ------       ---------
Mining Equipment           $  744,389 $   614,429   $   464,063(A)$   453,480
Pulp and Paper
  Machinery                   805,091     521,497       880,139(B)    846,137
Material Handling             142,235     167,773        97,731       132,550
                            ---------   ----------- ------------    ----------
  Total Business
   Segments                $1,691,715  $1,303,699    $1,441,933    $1,432,167
                           =========== ==========    =============  =========

(A) Backlog has been reduced by $17,960 due to sale of New Philadelphia Fan Co. in March, 1997.
(B) Backlog has been reduced by $170,000 due to change of scope and indefinite deferments on certain contracts booked in prior years.
Segment Information - Continuing Operations
------------------------------------------------------
Net sales of the Mining Equipment segment amounted to $715,846 and $673,045 for the first six months of 1997 and 1996, respectively, representing a 6% increase in 1997 as compared to 1996. The sales increase is primarily due to an increase in original equipment activity for both surface and underground mining. Operating profit increased to $102,135 for the first six months of 1997 as compared to $81,332 in 1996. The increase in operating profit is primarily due to stronger sales and margins in both surface and underground mining as well as savings and synergistic benefits from the Longwall integration. Bookings for the first six months of 1997 amounted to $744,389 as compared to $614,429 for the same period in 1996.

The Mining Equipment business, while still exhibiting strength globally and in the U.S. aftermarket, has had a substantial mix change as well as anticipated weakness in the U.S.
original equipment marketplace. We believe this is a short-term phenomenon and clearly not one we anticipated, but remediable by year-end so as to have little impact on our 1998 performance. Harnischfeger's global mining businesses remain fundamentally strong with market shares increasing and the profit enhancement produced by the Longwall International merger on track.

The Pulp and Paper Machinery segment contributed sales and operating profit of $601,089 and $50,335, respectively, for the first six months of 1997, as compared to net sales of $554,400 and operating profit of $41,860 for the corresponding period in 1996. Sales increased 8% in 1997 over 1996 due to an increase in sales of both original equipment and aftermarket activity. Operating profit reflected stronger sales. Bookings for the first six months of 1997 amounted to $805,091 as compared to $521,497 for the same period in 1996, due primarily to strong original equipment activity in the Pacific Rim.

The Material Handling segment contributed sales and operating profit of $177,054 and $17,651, respectively, for the first six months of 1997, as compared to sales of $144,748 and operating profit of $12,678 for the comparable period in 1996. Sales increased due to an increase in both original equipment and aftermarket sales. Operating profit increased as a result of increased sales and improved margins. Bookings for the first six months of 1997 and 1996 amounted to $142,235 and $167,773, respectively.

Income Taxes
----------------
The Company's estimated annual effective tax rate for continuing operations for the first six months of 1997 was 35% compared to a 35% federal statutory tax rate.









Liquidity and Cash Flows
-----------------------------
The Company's capital structure at April 30, 1997 and October
31, 1996 was as follows:

                                     April 30,         October 31,
                                        1997               1996
                                    -------------    --------------
Short-term notes payable                $   27,251    $   45,261
Long-term obligations, including
  current portion                          769,230       662,137
                                         ----------     ---------
                                           796,481       707,398
Minority interest                           97,943        93,652
Shareholders' equity                       759,960       673,485
                                         ----------    ----------
Total capitalization                    $1,654,384    $1,474,535
                                        ===========    ==========
Debt to capitalization ratio              48.1%          48.0%
                                          =====          =====

Cash Flow from Operating Activities
-------------------------------------------
Cash flow used by operating activities was $6,984 for the six months ended April 30, 1997 compared to cash flows used by operating activities of $32,275 for the comparable period in 1996. The improvement in cash flows between periods is primarily the result of an increase in operating profit and trade accounts payable, offset by an increase in accounts receivable and a decrease in other current liabilities.

Net working capital, exclusive of businesses held for sale, increased $180,134 during the six months ended April 30, 1997 primarily due to an increase in accounts receivable.

Cash Flow from Investment Activities
--------------------------------------------
Cash flow applied to investment activities was $54,382 for the six months ended April 30, 1997 compared to cash flow applied to investment activities of $420,796 for the comparable period in 1996. The change is primarily due to the $330,000 acquisition of Dobson in early fiscal 1996 and the $119,230 acquisition of the Pulp Machinery Division of Ingersoll-Rand Company in March 1996, offset by proceeds from the sale of certain of the industrial electronic and toys/plastics businesses of Dobson and the proceeds from the sale of New Philadelphia Fan Company.

Cash Flow for Financing Activities
----------------------------------------
The $82,381 cash provided by financing activities in the first six months of fiscal 1997 compared to cash flow provided by financing activities of $256,917, with the change due to the 1997 issuance of $150,000, 6 7/8% debentures offset by the $43,111 redemption of long-term obligations and a $18,207 decrease in short-term notes payable. In 1996 the Company issued $150,000, 7 1/4% debentures, $60,000 of borrowings from the Revolving Credit Facility and a $50,498 increase in short-term notes payable in connection with the acquisition of the Pulp Machinery Division of Ingersoll-Rand Company and Dobson.

The Company maintains the ability to expand its borrowings in several ways, including the following:

(1) A five-year Revolving Credit Financing Facility Agreement, expiring in November, 2000, between the Company and certain domestic and foreign financial institutions that allows for borrowings of up to $240,000 at rates expressed in relation to LIBOR and other rates. At April 30, 1997, there were no direct outstanding borrowings related to the facility.

(2) Short-term bank credit lines of foreign subsidiaries of approximately $118,600, of which approximately $27,250 was outstanding at April 30, 1997.

(3) On February 25, 1997, $150,000 of 6 7/8% debentures were issued at 99.925% and the proceeds used to reduce short-term debt outstanding and increase cash. The debentures were issued pursuant to a shelf registration filed with the Securities and Exchange Commission in April, 1996 for the sale of up to $200,000 of debt securities. To date, no other securities covered by the registration have been offered for sale.

The Company believes its available cash, cash flow provided by operating activities and committed credit lines provide adequate liquidity on both a short- and long-term basis.

The Company has no significant capital commitments as of April
30, 1997; any future capital commitments are expected to be funded through cash flow from operations and, if necessary, available lines of credit.

The Company intends to continue to expand its businesses, both internally and through acquisitions. It is expected that new acquisitions would be financed primarily by internally-generated funds or additional borrowings.

Acquisitions
--------------
In early fiscal 1996, the Company completed the acquisition of Dobson for a purchase price of approximately $330,000 including acquisition costs, plus the assumption of net debt of approximately $40,000. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years.

Dobson, headquartered in the United Kingdom, was an industrial engineering group with interests in underground mining equipment, industrial electronic control systems, toys and plastics. Longwall International, the main subsidiary of Dobson, is engaged in the manufacture, sale and service of underground mining equipment for the international coal mining industry. Longwall's products include electronically controlled roof support systems and armored face conveyors. Longwall's operating results were included in the Consolidated Statement of Income in the first half of fiscal 1996.

The Company is fully integrating Longwall's operations into Joy, thus enabling Joy to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this integration, the Company has established purchase accounting reserves to provide for the estimated costs of this effort. The reserves related primarily to the closure of selected manufacturing and service facilities, severance and relocation costs approximate $71,000. As of April 30, 1997, approximately $19,900 of these reserves had been used.

As part of the Dobson acquisition, the industrial electronic and plastics businesses are held for sale and classified as such on the Consolidated Balance Sheet. The original value of the businesses was set at $100,000. Several of the businesses were sold, aggregating net proceeds of $84,308. The remaining balance represents the net realizable value including the expected cash flow from the remaining businesses. These businesses are expected to be sold within the next year. Profit/losses of these businesses generated during the period have been excluded from operating results.

On March 27, 1996, the Company's Beloit Corporation subsidiary purchased the assets of the Pulp Machinery Division of Ingersoll-Rand Company for $119,230, including acquisition costs. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years.

Tender Offer for Giddings and Lewis, Inc. Stock
---------------------------------------------------------
On April 25, 1997, Harnischfeger Industries, Inc. announced an all-cash tender offer for all shares of Giddings & Lewis, Inc.
at a price of $19 per share to expire on May 23, 1997. The total consideration for the offer approximates $747 million including the assumption of approximately $116 million in outstanding Giddings and Lewis, Inc. indebtedness. The total is based on 34.4 million shares of Giddings & Lewis stock outstanding at the time of the offer. On May 27, 1997, the offer was extended at which time it was noted that $19 per share was the Company's best and final offer. The offer was extended again on June 2, 1997 and June 9, 1997, to expire at midnight on June 13, 1997 at which time the Company will evaluate its alternatives. The acquisition will be fully financed through a revolving credit facility provided by Chase
Manhatten Bank. It is expected that Chase will syndicate the debt with a number of banks.

            PART II.  OTHER INFORMATION
            ----------------------------
Item 4  Submission of Matters to a Vote of Security Holders
   ----------------------------------------------------
   The following two matters were submitted to a vote of security holders at the Annual Shareholders' Meeting held April 15, 1997.

   1. Management's nominees were elected as directors to terms ending in 1999. The number of Common
        Stock shares voted for each nominee were:

                                                    For          Against
                                                -----------    -----------
        Donna M. Alvardo                         43,919,040        281,032
        Harry L. Davis                           43,936,164        263,907
        John Nils Hanson                         43,930,672        269,400
        Ralph C. Joynes                          43,934,393        265,679

   2.   A proposal to amend the Company's Restated
        Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 150,000,000 was approved. In a vote to approve the Plan, the following number of shares of Common Stock were voted.

        41,847,815                          For
         2,252,092                          Against
            99,729                          Abstained
                 0                          Non-votes

Item 5  Other Information - "Cautionary Factors"
   ------------------------------------------------
   This report and other documents or oral statements which have been and will be prepared or made in the future contain or may contain forward-looking statements by or on behalf of the Company. Such statements are based upon management's expectations at the time they are made. In addition to the assumptions and other factors referred to specifically in connection with such statements, the following factors, among others, could cause actual results to differ materially from those contemplated.

   The Company's principal businesses involve designing, manufacturing, marketing and servicing large, complex machines for the mining, papermaking and capital goods industries. Long periods of time are necessary to plan, design and build these machines.
   With respect to new machines and equipment, there are risks of customer acceptances and start-up or performance problems. Large amounts of capital are required to be devoted by the Company's customers to purchase these machines and to finance the mines, paper mills, steel mills and other facilities that use these machines. The Company's success in obtaining and managing a relatively small number of sales opportunities, including warranties and guarantees associated therewith, can affect the Company's financial performance. As a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. In the case of Beloit
   Corporation, certain litigation matters and claims are currently pending in connection with its contractual undertakings. The outcome of such litigation and claims cannot be predicted with certainty and favorable or unfavorable judgements or resolutions may affect income on a quarter-by-quarter basis. In addition, many projects are located in undeveloped or developing economies where business conditions are less predictable. In recent years more than 50% of the Company's total sales occurred outside the United States.

   Other factors that could cause actual results to differ materially from those contemplated include:

   - Factors affecting purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles and production and consumption rates of coal, copper, iron, gold, fiber, pulp, paper/paperboard, recycled paper, steel and other commodities; seasonal factors impacting consumption such as unusually mild or severe winter or summer temperatures; the cash flows of customers; the cost and availability of financing to customers and the ability of customers to obtain regulatory approval for investments in mining, papermaking, steel making, automotive manufacturing and other heavy industrial projects; the ages, efficiencies and utilization rates of existing equipment; the development of new technologies; the availability of used or alternative equipment; consolidations among customers; work stoppages at customers or providers of transportation; shifts in the mix of products purchased by customers; and the timing, severity and duration of customer buying cycles, particularly in the paper and mining businesses.

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

   - Factors affecting the Company's ability to successfully manage sales it obtains, such as:
        the accuracy of the Company's cost and time estimates for major projects; the Company's success in completing projects on time and within budget; the Company's success in recruiting and retaining managers and key employees; wage stability and cooperative labor relations; union contract negotiations; plant capacity and utilization; work stoppages and slowdowns; and whether acquisitions are assimilated and divestitures completed without notable surprises or unexpected difficulties.

   - Factors affecting the Company's general business, such as: unexpectantly large patent, tax, product, environmental, employee health or benefit or contractual liabilities; nonrecurring restructuring charges; changes in accounting or tax rules or regulations; and reassessments of asset valuations such as inventories.

   - Factors affecting general business levels, such as: political turmoil and economic growth in major markets such as the United States, Canada, Europe, The Far East, South Africa, Australia and
        South America; environmental and trade
        regulations; and the stability and ease of exchange of currencies.


Item 6  Exhibits and Reports on Form 8-K
   -----------------------------------------
   (a)  Exhibits:
          3(a)  Restated Certificate of Incorporation of
                    Harnischfeger Industries, Inc.
           (b)  Bylaws of Harnischfeger Industries,
                    Inc., as amended April 15, 1997.

        11     Statement re:  Calculation of Earnings Per Share

   (b)  Reports on Form 8-K

                None
FORM 10-Q
---------------

                     SIGNATURES
                -------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   HARNISCHFEGER INDUSTRIES, INC.
                   --------------------------------------------
                   (Registrant)



                      /s/Francis M. Corby, Jr.
                      ------------------------
                         Francis M. Corby, Jr.
                    Executive Vice President For Finance
Date June 12, 1997  and Administration and Chief Financial
------------------  Officer

                      /s/James C. Benjamin
                        ----------------------------------
                         James C. Benjamin
                     Vice President and Controller
Date June 12, 1997   and Chief Accounting Officer
------------------
                                   Exhibit 11
                                 ------------

HARNISCHFEGER INDUSTRIES, INC.
-------------------------------
CALCULATION OF EARNINGS PER SHARE
---------------------------------
(Amounts in thousands except per share amounts)


                                         Three Months Ended
                                             April 30,
                                         ------------------
                                           1997       1996
                                         --------  ---------
Average Shares Outstanding                 47,937    47,063
                                           ======    ======
Net Income                                $44,971   $33,555
                                           ======    ======
Net income per share                        $0.94     $0.71
                                           ======    ======

HARNISCHFEGER INDUSTRIES, INC.
-------------------------------
CALCULATION OF EARNINGS PER SHARE
---------------------------------
(Amounts in thousands except per share amounts)


                                       Six Months Ended
                                         April 30,
                                    -------------------
                                         1997       1996
                                        -------  --------
Average Shares Outstanding               47,828    46,929
                                         ======    ======
Net Income                              $75,829   $56,746
                                         ======    ======
Net income per share                      $1.59     $1.21
                                         ======    ======


                                                 Exhibit 3(a)

       RESTATED CERTIFICATE OF INCORPORATION
                         OF
            HARNISCHFEGER INDUSTRIES, INC.



   HARNISCHFEGER INDUSTRIES, INC., a corporation organized and existing under the laws of the State of Delaware, hereby certifies as follows:

   1.The name of the corporation is HARNISCHFEGER INDUSTRIES, INC.

   The date of the filing of its original Certificate of Incorporation with the Secretary of State was September 17,
1986.

   2.This Restated Certificate of Incorporation only restates and integrates and does not further amend the provisions of the Certificate of Incorporation of this corporation as heretofore amended or supplemented and there is no discrepancy between those provisions and the provisions of this Restated Certificate of Incorporation.

   3.The text of the Certificate of Incorporation as amended or supplemented heretofore is hereby restated without further amendments or changes to read as herein set forth in full:

                    Article 1

   The name of the Corporation shall be HARNISCHFEGER
INDUSTRIES, INC.


                    Article 2

   The Corporation's registered office in the State of Delaware shall be Corporate Trust Center, 1209 Orange
Street, City of Wilmington, County of New Castle. The name of the Corporation's registered agent at such address shall be The Corporation Trust Company.


                    Article 3

   The purposes shall be:

   (a) to manufacture, buy, sell and deal in machinery, equipment and appliances of all kinds and class, including, but not limited to, cranes, power shovels, excavators, hoists, paper making machinery and industrial electrical equipment, and in parts and accessories therefor; and

   (b) to engage in any other lawful act or activity for which corporations may be organized under the General
Corporation Law of Delaware.


                    Article 4

   The number of shares which the Corporation shall have authority to issue, itemized by classes, par value of shares, shares without par value, and series, if any, within a class, is:



                                                                 Par Value
                                                                Per Share
                                                               or Statement
                                                               That Shares
                             Series          Number of          Are Without
     Class                   (if any)         Shares            Par Value
   ----------               ----------       ---------         ------------

   Preferred............    To be issued
                             in series         250,000                 $100
   Common.............            None     150,000,000                 $  1


   The powers, preferences and rights, and the qualifications, limitations or restrictions thereof, relative to the Preferred Stock and the Common Stock are:

(a)The Preferred Stock

   (1) The Preferred Stock may be issued from time to time in one or more series and with such designation for each such series as shall be stated and expressed in the resolution or resolutions providing for the issue of each such series adopted by the board of directors. The board of directors in any such resolution or resolutions is expressly authorized to state and express for each such series:

   (A) The voting powers, if any, of the holders of stock of such series;

   (B) The rate per annum and the times at and conditions upon which the holders of stock of such series shall be entitled to receive dividends, and whether such dividends shall be cumulative or non-cumulative and if cumulative the terms upon which such dividends shall be cumulative;

   (C) The price or prices and the time or times at and the manner in which the stock of such series shall be redeemable;

   (D) The rights to which the holders of the shares of stock of such series shall be entitled upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation;

   (E) The terms, if any, upon which shares of stock of such series shall be convertible into, or exchangeable for, shares of stock of any other class or classes or of any other series of the same or any other class or classes, including the price or prices or the rate or rates of conversion or exchange and the terms of adjustment, if any; and

   (F) Any other designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions thereof, so far as they are not inconsistent with the provisions of the Certificate of Incorporation and to the full extent now or hereafter permitted by the laws of Delaware.


   (2) All shares of the Preferred Stock of any one series shall be identical to each other in all respects, except that shares of any one series issued at different times may differ as to the dates from which dividends thereon, if cumulative, shall be cumulative.

   (3) The Certificate of Designations of Preferred Stock,
Series D, adopted by the Board of Directors on February 6,
1989, which is attached as Exhibit A, is incorporated herein by reference.

(b)The Common Stock

   (1) The Common Stock may be issued by the Corporation from time to time for such consideration and upon such terms as may be fixed from time to time by the board of directors and as may be permitted by law, without action by any stockholders.

   (2) The holders of Common Stock shall be entitled to dividends only if, when and as the same shall be declared by the board of directors and as may be permitted by law.

   (3) Each share of the Common Stock shall entitle the holder thereof to one vote, in person or by proxy, at any and all meetings of the stockholders of the Corporation on all propositions before such meetings.


                    Article 5

   The number of directors constituting the board of directors shall be fixed by or in the manner provided in the bylaws, but shall not be less than three. The directors shall be divided into three classes, as nearly equal in number as may be, the term of office of those of the first class to expire at the annual meeting of stockholders next ensuing after the organizational meeting of the incorporator to elect directors, the term of office of those of the second class to expire one year thereafter, and the term of office of those of the third class to expire two years thereafter. At each annual election, directors elected to succeed those whose terms expire shall be elected for a term of office to expire at the third annual meeting of stockholders after their election.


                    Article 6

   To the fullest extent permitted by the General
Corporation Law of the State of Delaware as it now exists or may hereafter be amended, no director of the Corporation shall be liable to the Corporation or its stockholders for monetary damages arising from a breach of fiduciary duty owed to the Corporation or its stockholders.

   Any repeal or modification of the foregoing paragraph by the stockholders of the Corporation shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification.



                    Article 7

   The following provisions are inserted for the regulation of the business and for the conduct of the affairs of the Corporation.

   Section 7.1

   (a) The board of directors shall have the sole power to make, alter, amend or repeal the Bylaws of the Corporation and to adopt new Bylaws.

   (b) The Corporation may sell, lease or exchange all or substantially all of its property and assets, including its goodwill and its corporate franchises, upon such terms and conditions and for such consideration, which may consist in whole or in part of money or other property, including shares of stock in, and/or other securities of, any other corporation or corporations, as its board of directors deems expedient and for the best interest of the Corporation, only when and as authorized by the affirmative vote of the holders of at least two-thirds of the combined voting power of the then outstanding shares of stock of the Corporation entitled to vote thereon, voting together as a single class.


   (c) The Corporation may enter into any plan and agreement of merger or consolidation with any one or more other corporations (whether or not the Corporation is to be the surviving corporation in such merger) as its board of directors deems expedient and for the best interest of the Corporation, only when and as authorized by the affirmative vote of the holders of at least two-thirds of the combined voting power of the then outstanding shares of stock of the Corporation entitled to vote thereon, voting together as a single class.

   (d) Notwithstanding the requirements of subsection (c) above, the board of directors, without any vote of stockholders, may authorize a merger in which this Corporation is to be the surviving corporation if the terms of such merger meet the requirements of subsection
   (f) of Section 251 of Title 8 of the Delaware Code as it may from time to time be amended.

   (e) The Corporation may be voluntarily dissolved as is deemed advisable in the judgment of its board of directors, and expressed in a resolution adopted by a majority of the whole board of directors, only when and as authorized by the affirmative vote of the holders of at least two-thirds of the combined voting power of the then outstanding shares of stock of the Corporation entitled to vote thereon, voting together as a single class.

   Section 7.2 The stockholders and directors shall have power to hold their meetings if the Bylaws so provide, and keep the books, documents and papers of the Corporation, outside of the State of Delaware, except as otherwise required by the laws of Delaware.

   Section 7.3 The Corporation reserves the right to amend, alter or repeal any provision contained in its Certificate of Incorporation in the manner now or hereafter prescribed by the laws of Delaware, and all rights and powers conferred on directors and stockholders herein are granted subject to this reservation. The affirmative vote of the holders of at least two-thirds of the combined voting power of the then outstanding shares of stock of the Corporation entitled to vote thereon, voting together as a single class, shall be required to amend, alter or repeal any provision of this Certificate of Incorporation or to add any new provisions to this Certificate of Incorporation.

   This Restated Certificate of Incorporation was duly adopted by the Board of Directors in accordance with
Section 245 of the General Corporation Law of the State of
Delaware.

   This Restated Certificate of Incorporation shall be effective on April 21, 1997.

   IN WITNESS WHEREOF, said HARNISCHFEGER INDUSTRIES, INC.
has caused this Certificate to be signed by Jeffery T.
Grade, its Chairman, pursuant to Section 103(b)(2) of the General Corporation Law of the State of Delaware, this 21st day of April, 1997.

                               HARNISCHFEGER INDUSTRIES, INC.


                                By:  /s/ Jeffery T. Grade
       -------------------------------------------------------

                                   Jeffery T. Grade, Chairman
ATTEST:



By: /s/ K. Thor Lundgren
-------------------------------------------------
      K. Thor Lundgren, Secretary
                                                Exhibit A

            CERTIFICATE OF DESIGNATIONS
            OF PREFERRED STOCK, SERIES D

                         of

           HARNISCHFEGER INDUSTRIES, INC.

              Pursuant to Section 151
      of the Delaware General Corporation Law


   We, William W.  Goessel, Chairman and John R.  Teitgen,
Secretary, of Harnischfeger Industries, Inc., a corporation organized and existing under the Delaware General
Corporation Law, in accordance with the provisions of
Section 151 thereof, DO HEREBY CERTIFY:

   That pursuant to the authority conferred upon the Board of Directors by the Certificate of Incorporation of this Corporation, the Board of Directors on February 6, 1989, adopted the following resolution creating a series of Preferred Stock designated as Preferred Stock, Series D:

   RESOLVED, that pursuant to the authority vested in the Board of Directors of this Corporation in accordance with the provisions of its Certificate of Incorporation a series of Preferred Stock of the Corporation be, and it hereby is, created, and that the designations and amount thereof and the voting powers, preferences and relative, participating, optional and other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof are as follows:

   Section 1. Designation and Amount. The shares of such series shall be designated as "Preferred Stock; Series D"
(the "Series D Preferred Stock") and the number of shares constituting such series shall be 100,000.

   Section 2.  Dividends and Distributions.

          (A) Subject to the prior and superior rights of the holders of any shares of any series of Preferred Stock ranking prior and superior to the shares of Series D Preferred
Stock with respect to dividends, the holders of shares of
Series D Preferred Stock, in preference to the holders of
Common Stock, $1.00 par value   per   share,   of   the
Corporation   (the   "Common Stock") and of any other
junior stock, shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the fifteenth day of March, June, September and December in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series
D Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $50.00 or (b) subject to the provision for adjustment hereinafter set forth, 1000 times the aggregate per share amount of all cash dividends, and 1000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock or a subdivision of the outstanding Common
Stock (by reclassification or otherwise), declared on the Common Stock since the immediately preceeding Quarterly
Dividend Payment Date or, with respect to the first
Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series D Preferred
Stock. In the event the Corporation shall at any time on or after February 17, 1989 declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision of combination or consolidation of the outstanding Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the amount to which holders of shares of Series D Preferred Stock were entitled immediately prior to such event under clause (b) of the preceeding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

          (B) The Corporation shall declare a dividend or distribution on the Series D Preferred Stock as provided in paragraph
(A) of this Section immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent
Quarterly Dividend Payment Date, a dividend of $50.00 per share on the Series D Preferred Stock shall nevertheless be payable on such subsequent Quarterly
Dividend Payment Date.

          (C) Dividends shall begin to accrue and be cumulative on outstanding shares of Series D Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Series D Preferred Stock, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series D Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend
Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly
Dividend Payment Date. Accrued but unpaid dividends shall no bear interest. Dividends paid on the shares of Series D
Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The
Board of Directors may fix a record date for the determination of holders of shares of Series D Preferred
Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be not more than 60 days prior to the date fixed for the payment thereof.

   Section 3.  Voting Rights.  The holders of shares of Series
D Preferred Stock shall have the following voting rights:

          (A) Subject to the provision for adjustment hereinafter set forth, each share of Series D Preferred Stock shall entitle the holder thereof to 1000 votes on all matters submitted to a vote of the stockholders of the Corporation. In the event the Corporation shall at any time on or after February 17, 1989 declare or pay any dividend on Common
Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the 100 votes per share to which holders of shares of Series D Preferred Stock may be entitled immediately prior to such event pursuant to the preceeding sentence shall be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event, and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

          (B) Except as otherwise provided herein or by law, the holders of shares of Series D Preferred Stock and the holders of Common Stock shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation.

          (C) Except as set forth herein, holders of Series D Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

   Section 4.  Certain Restrictions.

          (A) Whenever quarterly dividends or other dividends or distributions payable on the Series D Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series D Preferred Stock outstanding shall have been paid in full, the Corporation shall not:

          (i) declare or pay dividends on, or make any other distributions on, any shares of stock ranking junior
(either as to dividends or upon liquidation, dissolution or winding up) to the Series D Preferred Stock:

          (ii) declare or pay dividends on or make any other distributions on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series D Preferred Stock, except dividends paid ratably on the Series D Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled:

          (iii) redeem or purchase or otherwise acquire for consideration shares of any stock ranking junior (either as to dividends or upon liquidation, dissolution or winding
up) to the

Series D Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such junior stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series D Preferred Stock or

(iv) purchase or otherwise acquire for consideration any shares of Series D Preferred Stock, or any shares of stock ranking on a parity with the Series D Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

          (B) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under paragraph (A) of this Section
4, purchase or otherwise acquire such shares at such time and in such manner.

   Section 5.  Reacquired Shares.  Any shares of Series D
Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of preferred stock and may be reissued as part of a new series of preferred stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

   Section 6. Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of the Corporation, no distribution shall be made (1) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series D Preferred Stock unless, prior thereto, the holders of shares of Series D Preferred Stock shall have received $1,000 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, provided that the holders of shares of Series D Preferred Stock shall be entitled to receive an aggregate amount per share, subject to the provision for adjustment hereinafter set forth, equal to 1000 times the aggregate amount to be distributed per share to holders of Common Stock, or (2) to the holders of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series D Preferred Stock, except distributions made ratably on the Series D Preferred Stock and all other such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution or winding up. In the event the Corporation shall at any time on or after February 17, 1989 declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combinations or consolidation of the outstanding Common Stock (by reclassification or otherwise than by payment of a dividend in shares of Common Stock) into a greater or lesser number of shares of Common Stock, then in each such case the aggregate amount to which holders of shares of Series D Preferred Stock were entitled immediately prior to such event under the proviso in clause (1) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

   Section 7.  Consolidation, Merger, etc.  In case the
Corporation shall enter into any consolidation, merger, combination or other transaction in which the Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case the shares of Series D Preferred Stock then outstanding shall at the same time be similarly exchanged or changed in an amount per share (subject to the provision for adjustment hereinafter set forth) equal to 1000 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time on or after February 17, 1989 declare or pay any dividend on Common Stock payable in shares of Common Stock, or effect a subdivision or combination or consolidation of the outstanding Common Stock (by reclassification or otherwise) into a greater or lesser number of shares of Common Stock, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series D Preferred Stock shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

   Section 8. Amendment. The Certificate of Incorporation of the Corporation shall not be amended in any manner which would change the powers, preferences or special rights of the Series D Preferred Stock in any manner substantially prejudicial to the holders of the Series D Preferred Stock, without the affirmative vote of the holders of two-thirds of the outstanding shares of Series D Preferred Stock, voting together as a single class.

   IN WITNESS WHEREOF, we have executed and subscribed this Certificate and do affirm the foregoing as true under the penalties of perjury as of the 15th day of February, 1989.

                                      /s/ William W. Goessel
                        -----------------------------------------------
                                          William W.  Goessel
                                             Chairman


ATTEST:

/s/ John R. Teitgen
------------------------------------
John R.  Teitgen
retary
                               Exhibit 3(b)
                                4/15/97


                    B Y L A W S
                         OF
           HARNISCHFEGER INDUSTRIES, INC.

                     ARTICLE I
                      OFFICES
                 -------------------

   The initial registered office of the corporation required by the Delaware General Corporation Law shall be 100 West Tenth Street, City of Wilmington, County of New Castle, State of Delaware, and the address of the registered office may be changed from time to time by the Board of Directors.

   The principal business office of the corporation shall be located in the Village of Brookfield, County of Waukesha, State of Wisconsin. The corporation may have such other offices, either within or without the State of Wisconsin, as the Board of Directors may designate or as the business of the corporation may require from time to time.

   The registered office of the corporation required by the Wisconsin Business Corporation Law may be, but need not be, the same as its place of business in the State of Wisconsin, and the address of the registered office may be changed from time to time by the Board of Directors.

                     ARTICLE II
                    STOCKHOLDERS
          ------------------------

   SECTION 1.  Annual Meeting.  The annual meeting of
stockholders shall be held at a time and on a date in the month of April designated by resolution adopted by the Board of Directors for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the day fixed for the annual meeting shall be a legal holiday in the state where the meeting is to be held, such meeting shall be held on the next succeeding business day. If the election of directors shall not be held on the day designated herein for the annual meeting of the stockholders, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the stockholders as soon thereafter as is convenient.

   SECTION 2. Special Meeting. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the Chief Executive
Officer or by the Board of Directors.

   SECTION 3. Place of Meeting. The Board of Directors may designate any place, either within or without the State of Delaware, as the place of meeting for any annual meeting or for any special meeting called by the Board of Directors.
If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal business office of the corporation in the State of Wisconsin.

   SECTION 4. Notice of Meeting. Written notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten days nor more than sixty days before the date of the meeting, either personally or by mail, by or at the direction of the Chief Executive Officer, or the Secretary, or the officer or persons calling the meeting, to each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be given when deposited in the United States mail, addressed to the stockholder at the stockholder's address as it appears on the records of the corporation, with postage thereon prepaid. Any previously scheduled meeting of the stockholders may be postponed, and any special meeting of the stockholders may be cancelled, by resolution of the Board of Directors upon public notice given prior to the date previously scheduled for such meeting of stockholders.

   SECTION 5. Fixing of Record Date. For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the Board of Directors of the corporation may fix in advance a date as the record date for any such determination of stockholders, such date in any case to be not more than sixty days and, in case of a meeting of stockholders, not less than ten days prior to the date on which the particular action, requiring such determination of stockholders, is to be taken. If no record date is fixed for the determination of stockholders entitled to notice of or to vote at a meeting of stockholders, or stockholders entitled to receive payment of a dividend, the close of business on the date next preceding the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of stockholders. When a determination of stockholders entitled to vote at any meeting of stockholders has been made as provided in this section, such determination shall apply to any adjournment thereof; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

   SECTION 6. Voting Lists. The officer or agent having charge of the stock ledger of the corporation shall make, at least ten days before each meeting of stockholders, a complete list of the stockholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each; which list, for a period of ten days prior to such meeting, shall be kept at the place where the meeting is to be held, or at another place within the city where the meeting is to be held, which other place shall be specified in the notice of meeting and the list shall be subject to inspection by any stockholder for any purpose germane to the meeting, at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock ledger shall be prima facie evidence as to who are the stockholders entitled to examine such list or ledger or to vote at any meeting of stockholders. Failure to comply with the requirements of this section will not affect the validity of any action taken at such meeting.

   SECTION 7. Quorum. A majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If a quorum is present, the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the stockholders, unless the vote of a greater number or voting by classes is required by Delaware law, the Articles of Incorporation, or these Bylaws. If less than a majority of the outstanding shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. Any stockholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the Chairman of the meeting without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally called.

   SECTION 8. Proxies. At all meetings of stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by the stockholder's duly authorized attorney in fact. Such proxy shall be filed with the Secretary of the corporation before or at the time of the meeting. No proxy shall be valid after three years from the date of its execution, unless otherwise provided in the proxy.

   SECTION 9.  Voting of Shares.  Each
outstanding share, regardless of class, shall be entitled to one vote on each matter submitted to a vote at a meeting of stockholders, except to the extent that the voting rights of any class or classes are enlarged, limited or denied by the Articles of Incorporation or in the manner therein provided.

   SECTION 10.  Voting of Shares by Certain Holders.
Neither treasury shares nor shares of the corporation held by another corporation, if a majority of the shares entitled to vote in the election of directors of such other corporation is held, directly or indirectly, by the corporation, shall be entitled to vote or to be counted for quorum purposes. Nothing in this paragraph shall be construed as limiting the right of the corporation to vote its own stock held by it in a fiduciary capacity.

   Shares standing in the name of another corporation, domestic or foreign, may be voted in the name of such corporation by its President or such other officer as the President may appoint or pursuant to any proxy executed in the name of such corporation by its President or such other officer as the President may appoint in the absence of express written notice filed with the Secretary that such President or other officer has no authority to vote such shares.

   Shares held by an administrator, executor, guardian, conservator, trustee in bankruptcy, receiver or assignee for creditors may be voted by such administrator, executor, guardian, conservator, trustee in bankruptcy, receiver or assignee for creditors, either in person or by proxy, without a transfer of such shares into the name of such administrator, executor, guardian, conservator, trustee in bankruptcy, receiver or assignee for creditors. Shares standing in the name of a fiduciary may be voted by such fiduciary, either in person or by proxy.

   A stockholder whose shares are pledged shall be entitled to vote such shares unless in the transfer by the pledgor on the books of the corporation the pledgor has expressly empowered the pledgee to vote thereon, in which case only the pledgee, or the pledgee's proxy, may represent such stock and vote thereon.

   SECTION 11.  Stockholder Proposals.   No proposal for a
stockholder vote shall be submitted by a stockholder (a
"Stockholder Proposal") to the corporation's stockholders unless the stockholder submitting such proposal (the
"Proponent") shall have filed a written notice setting forth with particularity (i) the names and business addresses of the Proponent and all Persons acting in concert with the Proponent (ii) the name and address of the Proponent and the Persons identified in clause (i), as they appear on the corporation's books (if they so appear),
(iii) the class and number of shares of the corporation beneficially owned by the Proponent and the Persons identified in clause (i); (iv) a description of the Stockholder Proposal containing all material information relating thereto; and (v) whether the Proponent or any Person identified in clause (i) intends to solicit proxies from holders of a majority of shares of the corporation entitled to vote on the Stockholder Proposal. The
Proponent shall also submit such other information as the Board of Directors reasonably determines is necessary or appropriate to enable the Board of Directors and stockholders to consider the Stockholder Proposal. As used in this Section, the term "Person" means any individual, partnership, firm, corporation, association, trust, unincorporated organization or other entity.

   The presiding officer at any stockholders' meeting may determine that any Stockholder Proposal was not made in accordance with the procedures prescribed in these Bylaws or is otherwise not in accordance with law, and if it is so determined, such officer shall so declare at the meeting and the Stockholder Proposal shall be disregarded.

   The notice required by these Bylaws to be delivered by the Proponent shall be delivered to the Secretary at the principal executive office of the corporation (i) not less than ninety (90) days before the date of the previous year's annual meeting of stockholders if such Stockholder Proposal is to be submitted at an annual stockholders' meeting and (ii) no later than the close of business on the 15th day following the day on which notice of the date of a special meeting of stockholders was given if the Stockholder Proposal is to be submitted at a special stockholders' meeting (provided, however, if notice of the date of the special meeting of stockholders was given less than 20 days before the date of the special meeting of stockholders, the notice required by these Bylaws to be given by the Proponent shall be delivered no later than the close of business on the 5th day following the day on which notice of the special stockholder's meeting was given).

   SECTION 12. Inspectors of Election; Opening and Closing the Polls. The Board of Directors by resolution shall appoint one or more inspectors, which inspector or inspectors may include individuals who serve the corporation in other capacities, including without limitation, as officers, employees, agents or representatives, to act at the meetings of stockholders and make a written report thereof.
One or more persons may be designated as alternate inspectors to replace any inspector who fails to act. If no inspector or alternate has been appointed to act or is able to act at a meeting of stockholders, the Chairman of the meeting shall appoint one or more inspectors to act at the meeting. Each inspector, before discharging his or her duties, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his or her ability. The inspector shall have the duties prescribed by law.

   The Chairman of the meeting shall fix and announce at the meeting the date and time of the opening and closing of the polls for each matter upon which the stockholders will vote at a meeting.

   SECTION 13.  Stockholder Consent Procedures.  (a) Record
Date for Action by Written Consent. In order that the corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which date shall not be more than 10 days after the date upon which the resolution fixing the record date is adopted by the Board of Directors. Any stockholder of record seeking to have the stockholders authorize or take corporate action by written consent shall, by written notice to the Secretary, request the Board of Directors to fix a record date. The Board of Directors shall promptly, but in all events within 10 days after the date on which such a request is received, adopt a resolution fixing the record date. If no record date has been fixed by the Board of Directors within 10 days after the date on which such a request is received, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required by applicable law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the corporation by delivery to its registered office in Delaware, its principal place of business or to any officer or agent of the corporation having custody of the book in which proceedings of meetings of stockholders are recorded.
Delivery made to the corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by applicable law, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the date on which the Board of Directors adopts the resolution taking such prior action.


   (b) Inspectors of Written Consent. In the event of the delivery, in the manner provided by Section 13(a), to the corporation of the requisite written consent or consents to take corporate action and/or any related revocation or revocations, the corporation shall engage nationally recognized independent inspectors of elections for the purpose of promptly performing a ministerial review of the validity of the consents and revocations. For the purpose of permitting the inspectors to perform such review, no action by written consent without a meeting shall be effective until such date as the independent inspectors certify to the corporation that the consents delivered to the corporation in accordance with Section 13(a) represent at least the minimum number of votes that would be necessary to take the corporate action. Nothing contained in this paragraph shall in any way be construed to suggest or imply that the Board of Directors or any stockholder shall not be entitled to test the validity of any consent or revocation thereof, whether before or after such certification by the independent inspectors, or to take any other action (including, without limitation, the commencement, prosecution or defense of any litigation with respect thereto, and the seeking of injunctive relief in such litigation).

   (c) Effectiveness of Written Consent. Every written consent shall bear the signature of each stockholder who signs the consent and no written consent shall be effective to take the corporate action referred to therein unless, within 60 days of the date the earliest dated written consent was received in accordance with Section 13(a), a written consent or consents signed by a sufficient number of holders to take such action are delivered to the Corporation in the manner prescribed in Section 13(a).

                    ARTICLE III
                 BOARD OF DIRECTORS
          ----------------------------------

   SECTION 1. General Powers. The business and affairs of the corporation shall be managed by its Board of Directors.

   SECTION 2.  Number. Tenure and Qualifications.  The
number of directors of the corporation shall be fourteen.
Two of the three classes of Directors established by the corporation's Certificate of Incorporation shall consist of five members and the third class shall consist of four members. Each director shall hold office for the term provided in the Certificate of Incorporation and until such director's successor shall have been elected and qualified, or until such director's earlier death or resignation. No director shall be or be deemed to be removed from office prior to the expiration of such director's term in office by virtue of a reduction in the number of directors.
Directors need not be residents of the State of Delaware or stockholders of the corporation.

   SECTION 3.  Annual Meetings.  An annual meeting of the
Board of Directors shall be held without other notice than this Bylaw immediately after, and at the same place as, the Annual Meeting of Stockholders.

   SECTION 4.  Special Meetings.  Special meetings of the
Board of Directors may be called by or at the request of the Chairman or any two directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the State of Delaware, as the place for holding any special meeting of the Board of Directors called by them.

   SECTION 5. Notice. Notice of any special meeting shall be given at least 48 hours previous thereto by written notice delivered personally or mailed to each director at such director's business address, or by telegram. If mailed, such notice shall be deemed to be given when deposited in the United States mail so addressed, with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be given when the telegram is delivered to the telegraph company. Any director may waive notice of any meeting. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting and objects thereat to the transaction of any business because of the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.

   SECTION 6.  Quorum.  A majority of the number of
directors fixed by Section 2 of this Article III shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, but if less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.

   SECTION 7. Manner of Acting. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

   SECTION 8.  Nomination of Directors; Vacancies.
Candidates for director shall be nominated either (i) by the Board of Directors or a committee appointed by the Board of Directors or (ii) by nomination at any stockholders' meeting by or on behalf of any stockholder entitled to vote at such meeting provided that written notice of such stockholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the secretary of the corporation not later than (1) with respect to an election to be held at an annual meeting of stockholders, ninety (90) days in advance of such meeting, and (2) with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the tenth (10th) day following the date on which notice of such meeting is first given to stockholders. Each such notice shall set forth: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated;
(b) a representation that the stockholder is a holder of record of stock of the corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (d) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange
Commission had the nominee been nominated, or intended to be nominated, by the Board of Directors; and (e) the consent of each nominee to serve as a director of the corporation if so elected. The presiding officer of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

   Any vacancy occurring in the Board of Directors, including a vacancy created by an increase in the number of directors, may be filled for the remainder of the unexpired term by the affirmative vote of a majority of the directors then in office although less than a quorum.

   SECTION 9. Action by Directors Without a Meeting. Any action required to be taken at a meeting of directors, or at a meeting of a committee of directors, or any other action which may be taken at a meeting, may be taken without a meeting if a consent in writing setting forth the action so taken shall be signed by all of the directors or members of the committee thereof entitled to vote with respect to the subject matter thereof and such consent shall have the same force and effect as a unanimous vote.

   SECTION 10.  Participation in a Meeting by Telephone.
Members of the Board of Directors or any committee of directors may participate in a meeting of such Board or committee by means of conference telephone or similar communication equipment by means of which all persons participating in the meeting can hear each other, and participating in a meeting pursuant to this section 10 shall constitute presence in person at such meeting.

   SECTION 11. Compensation. The Board of Directors, by majority vote of the directors then in office and irrespective of any personal interest of any of its members, shall have authority to establish reasonable compensation of all directors for services to the corporation as directors, officers or otherwise, or to delegate such authority to an appropriate committee. The
Board of Directors also shall have authority to provide for reasonable pensions, disability or death benefits, and other benefits or payments, to directors, officers and employees and to their estates, families, dependents and beneficiaries on account of prior services rendered by such directors, officers and employees to the corporation. The
Board of Directors may be paid their expenses, if any, of attendance at each such meeting of the Board.

   SECTION 12. Presumption of Assent. A director of the corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless such director's dissent is entered in the minutes of the meeting or unless such director files a written dissent to such action with the person acting as the Secretary of the meeting before the adjournment thereof or forwards such dissent by registered mail to the Secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

   SECTION 13. Validity of Contracts. No contract or other transaction entered into by the corporation shall be affected by the fact that a director or officer of the corporation is in any way interested in or connected with any party to such contract or transaction, or is a party to such contract or transaction, even though in the case of a director the vote of the director having such interest or connection shall have been necessary to obligate the corporation upon such contract or transaction; provided, however, that in any such case (i) the material facts of such interest are known or disclosed to the directors or stockholders and the contract or transaction is authorized or approved in good faith by the stockholders or by the Board of Directors or a committee thereof through the affirmative vote of a majority of the disinterested directors (even though not a quorum), or (ii) the contract or transaction is fair to the corporation as of the time it is authorized, approved or ratified by the stockholders, or by the Board of Directors, or by a committee thereof.

   SECTION 14.  Indemnification and Insurance.   Each person
who was or is made a party or is threatened to be made a party to or is involved in any action, suit, arbitration, mediation or proceeding, whether civil, criminal, administrative or investigative, whether domestic or foreign (hereinafter a "proceeding"), by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is alleged action or inaction in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the corporation to the fullest extent not prohibited by the General Corporation Law of the State of Delaware, as the same exists or may hereafter be amended (but, in the case of any such amendment, with respect to alleged action or inaction occurring prior to such amendment, only to the extent that such amendment permits the corporation to provide broader indemnification rights than said law permitted the corporation to provide prior to such amendment), against all expense, liability and loss (including without limitation attorneys' fees and expenses, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith. Such indemnification as to such alleged action or inaction shall continue as to a person who has ceased after such alleged action or inaction to be a director, officer, employee or agent and shall inure to the benefit of his or her heirs, executors and administrators;
provided, however, that, except as provided in the following paragraph, the corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the Board unless such proceeding (or part thereof) is a counter claim, cross-claim, third party claim or appeal brought by such person in any proceeding. The right to indemnification conferred in this Section shall be a contract right and shall include the right to be paid by the corporation the expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that, if the General Corporation law of the State of Delaware requires, the payment of such expenses incurred by a director or officer in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer, including, without limitation, service to an employee benefit plan) in advance of the final disposition of a proceeding, shall be made only upon delivery to the corporation of an undertaking, by or on behalf of such director or officer, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further appeal that such director or officer is not entitled to be indemnified for such expenses under this Section or otherwise. The corporation may, by action of the Board, provide indemnification to an employee or agent of the corporation or to a director, trustee, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise of which the corporation owns fifty percent or more with the same scope and effect as the foregoing indemnification of directors and officers or such lesser scope and effect as shall be determined by action of the Board.

   If a claim under the preceding paragraph is not paid in full by the corporation within thirty days after a written claim has been received by the corporation, the claimant may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim and, if successful in whole or in part in any such claim or suit, or in a claim or suit brought by the corporation to recover an advancement of expenses under this paragraph, the claimant shall be entitled to be paid also the expense of prosecuting or defending any such claim or suit. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the corporation) that the claimant has not met the applicable standard of conduct which make it permissible under the General Corporation Law of the State of Delaware for the corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the corporation. Neither the failure of the corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the General
Corporation Law of the State of Delaware, nor an actual determination by the corporation (including its Board of Directors, independent legal counsel, or its stockholders) that the claimant has not met such applicable standard of conduct set forth in the General Corporation Law of the State of Delaware, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct. In any suit brought by such person to enforce a right to indemnification or to an advancement of expenses hereunder, or by the corporation to recover an advancement of expenses hereunder, the burden of proving that such person is not entitled to be indemnified, or to have or retain such advancement of expenses, shall be on the corporation.

   The right to indemnification and the payment of expenses incurred in defending a proceeding in advance of its final disposition conferred in this Section shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, provision of the Certificate of Incorporation, By-law, agreement, vote of stockholders or disinterested directors or otherwise.

   The corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the corporation or another corporation, partnership, joint venture, trust or other enterprise against any such expense, liability or loss, whether or not the corporation would have the power to indemnify such person against such expense, liability or loss under the General Corporation Law of the State of Delaware.

   In the event that any of the provisions of this Section
14 (including any provision within a single section, paragraph or sentence) is held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable, the remaining provisions are severable and shall remain enforceable to the full extent permitted by law.

   SECTION 15.  Committees of Directors.  The Board of
Directors may, by resolution passed by a majority of the whole Board, designate one or more committees, each committee to consist of one or more of the directors of the corporation. The Board may designate one or more directors as alternate committee members, who may replace any absent or disqualified member at any committee meeting. In the absence or disqualification of a committee member, the member or members present at any meeting and not disqualified from voting, whether such member or members constitute a quorum, may unanimously appoint another director to act at the meeting in place of the absent or disqualified member. Any such committee shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the Certificate of Incorporation
(except that a committee may, to the extent authorized in the resolution(s) providing for the issuance of shares of stock adopted by the Board, fix any of the preferences or rights of such shares relating to dividends, redemption, dissolution, any distribution of assets of the corporation or the conversion into, or the exchange of such shares for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the corporation), adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommending to the stockholders a dissolution of the corporation or a revocation of a dissolution, or amending the Bylaws of the corporation; and, unless the resolution expressly so provides, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock, or to adopt a certificate of ownership and merger.

                     ARTICLE IV
                      OFFICERS

   SECTION 1. Number. The officers of the corporation shall be a Chairman of the Board (who must be a member of the Board of Directors and who also may be an employee of the corporation), a Chief Executive Officer, a President, one or more Vice Presidents (the number thereof to be determined by the Board of Directors), a Secretary, a Treasurer and a Controller, each of whom shall be elected by the Board of Directors. The Board of Directors may also elect a Chief Operating Officer and one or more Group
Presidents and may designate one or more of the Vice
Presidents as Executive Vice Presidents or Senior Vice
Presidents. Such other officers and assistant officers and agents as may be deemed necessary may be elected or appointed by the Board of Directors. Any two or more offices may be held by the same person, except the offices of President and Secretary, and the offices of President and Vice President.

   SECTION 2. Election and Term of Office. The officers of the corporation shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of the stockholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as convenient. Each officer shall hold office until such officer's successor shall have been duly elected or until such officer's death or until such officer shall resign or shall have been removed in the manner hereinafter provided.

   SECTION 3. Removal. Any officer or agent elected or appointed by the Board of Directors may be removed by the Board of Directors whenever in its judgment the best interests of the corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment shall not of itself create contract rights.


   SECTION 4. Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the Board of Directors for the unexpired portion of the term.

   SECTION 5.  Chairman of the Board.  The Chairman of the
Board shall preside at all meetings of the Board of Directors and stockholders.

   SECTION 6. Chief Executive Officer. The Chief Executive Officer shall be the principal executive officer of the corporation and, subject to the control of the Board of Directors, shall supervise and control all of the business and affairs of the corporation, and establish current and long-range objectives, plans and policies. The Chief Executive Officer shall have authority, subject to such rules as may be prescribed by the Board of Directors, to appoint such agents and employees of the corporation as the Chief Executive Officer shall deem necessary, to prescribe their powers, duties and compensation, and to delegate authority to them. Such agents and employees shall hold office at the discretion of the Chief Executive Officer.
The Chief Executive Officer shall have authority to sign, execute and acknowledge, on behalf of the corporation, all deeds, mortgages, bonds, stock certificates, contracts, leases, reports and all other documents or instruments necessary or proper to be executed in the course of the corporation's regular business or which shall be authorized by resolution of the Board of Directors; and, except as otherwise provided by law or the Board of Directors, the Chief Executive Officer may authorize the President, an Executive Vice President, Senior Vice President, or other officer or agent of the corporation to sign, execute and acknowledge such documents or instruments in the Chief Executive Officer's place and stead. In general, the Chief Executive Officer shall perform all duties incident to the office of Chief Executive Officer and such other duties as may be prescribed by the Board of Directors from time to time. In the absence of the Chairman of the Board, the Chief Executive Officer shall, when present, preside at all meetings of the stockholders and the Board of Directors.

   SECTION 7.  President.  The President shall direct,
administer and coordinate the activities of the corporation in accordance with policies, goals and objectives established by the Chief Executive Officer and the Board of Directors. The President shall also assist the Chief
Executive Officer in the development of corporate policies and goals. In the absence of both the Chairman of the Board and the Chief Executive Officer, the President shall, when present, preside at all meetings of the stockholders and the Board of Directors.


   SECTION 8. The Chief Operating Officer, Group Presidents and the Vice Presidents. In the absence of the President or in the event of the President's death, inability or refusal to act, the Chief Operating Officer, the Group Presidents and the Executive Vice Presidents in the order designated at the time of their election, or, in the absence of any designation, then in the order of their election (or in the event there be no Chief Operating Officer, Group Presidents or Executive Vice Presidents or they are incapable of acting, the Senior Vice Presidents in the order designated at the time of their election, or, in the absence of any designation, then in the order of their election) shall perform the duties of the President, and when so acting shall have all the powers of and be subject to all the restrictions upon the President. The Board of Directors may designate certain Vice Presidents as being in charge of designated divisions, plants, or functions of the corporation's business and add appropriate description to their title. Any Chief Operating Officer, Group President or Vice President may sign, with the Secretary or an Assistant Secretary, certificates for shares of the corporation; and shall perform such other duties as from time to time may be assigned to such Chief Operating Officer, Group President or Vice President by the Chief Executive Officer or by the Board of Directors.

   SECTION 9. The Secretary. The Secretary shall: (a) keep the minutes of the stockholders' and of the Board of Directors' meetings in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these Bylaws or as required by law; (c) be custodian of the corporate records and of the seal of the corporation and see that the seal of the corporation is affixed to all documents, the execution of which on behalf of the corporation under its seal is duly authorized; (d) keep or cause to be kept a register of the post office address of each stockholder which shall be furnished to the Secretary by such stockholder; (e) sign with the Chief Executive Officer, President, or any Vice
President, certificates for shares of the corporation, the issuance of which shall have been authorized by resolution of the Board of Directors; (f) have general charge of the stock transfer books of the corporation; and (g) in general, perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to the Secretary by the Chief Executive Officer or by the Board of Directors.

   SECTION 10. The Treasurer. The Treasurer shall give a bond for the faithful discharge of the Treasurer's duties in such sum and with such surety or sureties as the Board of Directors shall determine. The Treasurer shall: (a) have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for monies due and payable to the corporation from any source whatsoever, and deposit all such monies in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with the provisions of Article VI of these Bylaws; and (b) in general, perform all of the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to the Treasurer by the Chief Executive Officer or by the Board of Directors.

   SECTION 11. The Controller. The Controller shall: (a) keep, or cause to be kept, correct and complete books and records of account, including full and accurate accounts of receipts and disbursements in books belonging to the corporation; and (b) in general, perform all duties incident to the office of Controller and such other duties as from time to time may be assigned to the Controller by the Chief Executive Officer or by the Board of Directors.

   SECTION 12.  Assistant Secretaries and Assistant
Treasurers. The Assistant Secretaries may sign with the President, or any Vice President, certificates for shares of the corporation, the issuance of which shall have been authorized by a resolution of the Board of Directors.
Assistant Treasurers shall respectively give bonds for the faithful discharge of their duties in such sums and with such sureties as the Board of Directors shall determine.
The Assistant Secretaries and Assistant Treasurers, in general, shall perform such duties as shall be assigned to them by the Secretary or the Treasurer, respectively, or by the Chief Executive Officer or the Board of Directors.

   SECTION 13.  Salaries.  The salaries of the officers
shall be fixed from time to time by the Board of Directors and no officer shall be prevented from receiving such salary by reason of the fact that such officer is also a director of the corporation.

                     ARTICLE V
                APPOINTED EXECUTIVES
          -----------------------------------

   SECTION 1. Vice Presidents. The Chief Executive Officer may appoint, from time to time, as the Chief Executive Officer may see fit, and fix the compensation of, one or more Vice Presidents whose title will include words describing the function of such Vice President's office and the group, division or other unit of the Company in which such Vice President's office is located. Each of such appointed Vice Presidents shall hold office during the pleasure of the Chief Executive Officer, shall perform such duties as the Chief Executive Officer may assign, and shall exercise the authority set forth in the Chief Executive Officer's letter appointing such Vice President.

   SECTION 2. Assistants. The Chief Executive Officer may appoint, from time to time, as the Chief Executive Officer may see fit, and fix the compensation of, one or more
Assistants to the Chairman, one or more Assistants to the President, and one or more Assistants to the Vice
Presidents, each of whom shall hold office during the pleasure of the Chief Executive Officer, and shall perform such duties as the Chief Executive Officer may assign.

                     ARTICLE VI
       CONTRACTS, LOANS, CHECKS AND DEPOSITS
       ------------------------------------------------

   SECTION 1.  Contracts.  The Board of Directors may
authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

   SECTION 2.  Loans.  No loans shall be contracted on
behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.

   SECTION 3. Checks, Drafts, etc. All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents, of the corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors.

   SECTION 4. Deposits. All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the Board of Directors may select.

                    ARTICLE VII
     CERTIFICATE FOR SHARES AND THEIR TRANSFER
   -------------------------------------------------------

   SECTION 1.  Certificates for Shares.  Certificates
representing shares of the corporation shall be in such form as shall be determined by the Board of Directors.
Such certificates shall be signed by the Chief Executive
Officer, President, or any Vice President and by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary. Any or all of the signatures on the certificate may be a facsimile. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if such person were such officer, transfer agent, or registrar at the date of issue. All certificates for shares shall be consecutively numbered or otherwise identified. The name and address of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the stock ledger of the corporation.

   All certificates surrendered to the corporation for transfer shall be canceled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and canceled, except that in the case of a lost, destroyed or mutilated certificate, a new one may be issued therefor upon such terms and indemnity to the corporation as the Board of Directors may prescribe.

   SECTION 2. Transfer of Shares. Transfer of shares of the corporation shall be made only on the stock ledger of the corporation by the holder of record thereof or by such person's legal representative, who shall, if so required, furnish proper evidence of authority to transfer, or by such person's attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the corporation, and on surrender for cancellation of the certificate for such shares. The person in whose name shares stand on the books of the corporation shall be deemed by the corporation to be the owner thereof for all purposes.

                    ARTICLE VIII
                    FISCAL YEAR
                  ------------------

   The fiscal year of the corporation shall begin on the first day of November and end on the thirty-first day of October in each year.

                     ARTICLE IX
                     DIVIDENDS
                  -----------------

   The Board of Directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law and by the Articles of Incorporation.


                     ARTICLE X
                        SEAL
                        -------

   The Board of Directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the corporation and the state of incorporation and the words "Corporate Seal".

                     ARTICLE XI
                  WAIVER OF NOTICE
              -----------------------------

   Whenever any notice is required to be given to any stockholder or director of the corporation under the provisions of these Bylaws or under the provisions of the Articles of Incorporation or under the provisions of the Delaware General Corporation Law, a waiver thereof in writing, signed at any time by the person or persons entitled to such notice of the meeting, shall be deemed equivalent to the giving of such notice.

                    ARTICLE XII
                     AMENDMENTS
                   ---------------------

   These Bylaws may be amended or repealed and new Bylaws may be adopted by the Board of Directors at any regular or special meeting thereof only with the affirmative vote of at least 80% of the total number of Directors.