Form 10-Q
period 1997-07-31
HARNISCHFEGER INDUSTRIES INC
filed 1997-09-15
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
        ------------------------------------
              Washington, D.C.  20549

                     FORM 10-Q
                     ----------
                     (MARK ONE)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
------
 X   FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997
------                                --------------
                         OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
------
            FOR THE TRANSITION PERIOD FROM        TO
------                               -------     ------

           COMMISSION FILE NUMBER 1-9299
           ------------------------------
           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------
(Exact Name of Registrant as Specified in Its Charter)



          Delaware                  39-1566457
----------------------------                ----------
(State of Incorporation)       (I.R.S. Employer
                               Identification No.)

3600 South Lake Drive, St. Francis, Wisconsin
---------------------------------------------
(Address of principal executive offices)

53235-3716
---------------
(Zip Code)

(414)486-6400
---------------------------------------------------
(Registrant's Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                 No
                                              -----
            ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
            Class            Outstanding at September 11, 1997
----------------             ---------------------------------
Common Stock, $1 par value    49,366,951 shares



           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------

                     FORM 10-Q
                 -----------------
                   July 31, 1997
                 -----------------
                       INDEX
                    -----------


                                           Page No.
                                                     ---------
PART I.   Financial Information:

               Consolidated Statement of Income -   1
                  Three and Nine Months Ended
                  July 31, 1997 and 1996

               Consolidated Balance Sheet -   2-3
                  July 31, 1997 and
                  October 31, 1996

               Consolidated Statement of Cash Flows -   4-5
                  Nine Months Ended
                  July 31, 1997 and 1996

               Consolidated Statement of
                     Shareholders' Equity -    6
                  Nine Months Ended
                  July 31, 1997 and 1996

               Notes to Consolidated Financial
                  Statements                 7-10

               Management's Discussion
                  and Analysis
                  of Results of Operations
                  and Financial Condition   11-16


PART II.  Other Information                 17-18

Signatures                                    19

           PART I.  FINANCIAL INFORMATION
           ------------------------------

           HARNISCHFEGER INDUSTRIES, INC.
           -----------------------------
          CONSOLIDATED STATEMENT OF INCOME
          --------------------------------
  (Amounts in thousands except per share amounts)
                    (Unaudited)

                           Three Months Ended
                             July 31,
                        -------------------------
                               1997        1996
                                      -------     ------
Revenues
   Net Sales                           $ 786,029 $779,752
   Other Income                            6,129            6,943
                                     ---------   --------
   792,158                               786,695

Cost of Sales                            600,348  597,265
Product Development, Selling
  and Administrative Expenses            116,540          109,928
                                     ----------  --------
Operating Income                          75,270   79,502

Interest Expense - Net                   (18,569) (16,967)
                                     ----------  ---------
Income Before Provision For Income
   Taxes and Minority Interest            56,701   62,535

Provision for Income Taxes               (18,050) (22,450)

Minority Interest                         (2,761)          (2,393)
                                      ---------- ----------
Net Income                            $   35,890         $ 37,692
                                      ========== ==========


Earnings Per Share                        $ 0.75    $0.80
    =====                                  =====

See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.
-------------------------------
CONSOLIDATED STATEMENT OF INCOME
------------------------------
(Amounts in thousands except per share amounts)
(Unaudited)

                             Nine Months Ended
                                  July 31,
                          -----------------------
                                     1997            1996
                                    -----------   --------
Revenues
   Net Sales                         $2,280,018  $2,151,945
   Other Income                          27,452      20,162
                                    ----------   ----------
                                    $2,307,470   2,172,107

Cost of Sales                        1,732,931   1,649,617
Product Development, Selling
  and Administrative Expenses          340,396     317,161
                                    -----------  ----------
Operating Income                       234,143     205,329

Interest Expense - Net                 (52,737)    (46,004)
                                    -----------  ----------
Income Before Provision For Income
   Taxes and Minority Interest          181,406     159,325

Provision for Income Taxes             (61,675)    (57,300)

Minority Interest                       (8,012)     (7,587)
                                    -----------  -----------
Net Income                          $  111,719    $ 94,438
                                    ===========  ===========


Earnings Per Share                        $2.34     $2.01
                                         =====      =====

See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED BALANCE SHEET
--------------------------
(Dollar amounts in thousands)



                                                 July 31,     October 31,
                                                     1997         1996
-----------                                     ------------
                                                (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents                      $   26,292    $    36,936
  Accounts receivable-net                           835,493        667,786
  Inventories                                       600,013        547,115
  Other current assets                              145,154        132,261
  Businesses held for sale                           14,705         26,152
                                                 ----------      --------
                                                  1,621,657      1,410,250

Property, Plant and Equipment:
  Land and improvements                              59,092         48,371
  Buildings                                         303,355        301,010
  Machinery and equipment                           812,353        776,332
                                                  ----------    ----------
                                                  1,174,800      1,125,713
  Accumulated depreciation                         (518,930)      (491,668)
                                                  ----------    ----------
                                                    655,870        634,045

Investments and Other Assets:
  Goodwill                                          517,075        512,693
  Intangible assets                                  32,130         39,173
  Other assets                                      103,118         93,868
                                                  ----------   ----------
                                                    652,323        645,734
                                                  ----------   ----------
                                                 $2,929,850     $2,690,029
                                                  ==========   ==========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED BALANCE SHEET
--------------------------
(Dollar amounts in thousands)

                                                  July 31,      October 31,
                                                     1997         1996
                                                 -----------   ------------
(Unaudited)
Liabilities and Shareholders' Equity

Current Liabilities:
  Short-term notes payable, including current
    portion of long-term obligations            $    80,052    $    49,633
  Trade accounts payable                            468,743        346,056
  Employee compensation and benefits                126,429        160,488
  Advance payments and progress billings            116,020        155,199
  Accrued warranties                                 47,016         50,718

  Other current liabilities                         266,961        315,033
                                                  ---------    ----------
                                                  1,105,221      1,077,127

Long-term Obligations                               752,697        657,765

Other Liabilities:
  Liability for postretirement benefits              60,419         78,814
  Accrued pension costs                              33,006         39,902
  Other liabilities                                  11,484         14,364
  Deferred income taxes                              72,772         54,920
                                                   ---------      ---------
                                                    177,681        188,000

Minority Interest                                   100,598         93,652

Shareholders' Equity:
  Common stock (51,542,373 and
     51,406,946 shares issued, respectively)         51,542         51,407
  Capital in excess of par value                    626,747        615,089
  Retained earnings                                 245,085        148,175
  Cumulative translation adjustments                (26,425)       (37,584)
  Less: Stock Employee Compensation
          Trust (1,433,147 and 1,533,993
          shares, respectively) at market           (61,804)       (61,360)
        Treasury stock (2,139,297 and
          2,274,613 shares, respectively)
          at cost                                   (41,492)       (42,242)
                                                   ---------      ---------
                                                    793,653        673,485
                                                   ---------      ---------
                                                 $2,929,850     $2,690,029
                                                 ===========    ==========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
-------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
(Dollar amounts in thousands)
(Unaudited)                                             Nine Months Ended
                                                            July 31,
                           --------------------------------
                                                     1997               1996
                                                    -------             -----
Operating Activities
   Net income                                      $111,719       $ 94,438
        Add (deduct) - Items not affecting cash:
         Depreciation and amortization               72,411         67,565
   Minority interest, net of dividends paid           7,800          6,896
         Other - net                                  4,038          5,776
   Changes in working capital
        (Increase) in accounts receivable - net    (173,332)       (94,466)
        (Increase) in inventories                   (46,854)       (58,354)
        (Increase) in other current assets          (12,934)        (2,036)
        Increase in trade accounts payable          122,993         16,538
        (Decrease) in employee compensation
      and benefits                                  (35,894)       (20,222)
        (Decrease) in advance payments and progress
          billings                                  (39,832)       (16,566)
        (Decrease) increase in other
      current liabilities                           (53,794)        27,833
         --------                                  ---------
           Net cash (applied to) provided
         by operating activities                    (43,679)        27,402
         ---------                                 ---------
Investment and Other Transactions
   Purchase of Dobson Park Industries plc,
      net of
       cash acquired of $4,631                            -       (325,369)
   Purchase of the Pulp Machinery Division
      of Ingersoll-
       Rand Company, net of cash
      acquired of $6,858                                  -       (112,372)
    Other acquisitions, net of cash acquired        (17,112)       (12,236)
   Net proceeds from sale of Dobson Park
      Industries plc
      non-core businesses                            10,572         73,521
  Net proceeds from sale of
      New Philadelphia Fan Co.                       18,051              -
   Net proceeds from sale of Castings Division        7,229              -
   Net proceeds from sale of Joy
    Environmental Technologies                           -          11,651
    Property, plant and equipment acquired         (103,646)       (56,705)
   Property, plant and equipment retired             23,630          8,940
   Other - net                                      (18,105)           597
         --------                                  --------
           Net cash (applied to) investment
             and other transactions                 (79,381)      (411,973)
         --------                                  ---------

Financing Activities
   Dividends paid                                   (14,374)       (14,149)
   Exercise of stock options                          5,148          5,490
    Purchase of treasury stock                       (3,138)             -
   Issuance of long-term obligations less discount  149,989        156,882
   Redemption of long-term obligations              (55,468)        (1,572)
   Increase in short-term notes payable              29,422         37,209
         --------                                 ---------
           Net cash provided by financing
               activities                           111,579        183,860
         --------                                 ----------
Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                     837           (143)
         ---------                                ----------
(Decrease) in Cash and Cash Equivalents             (10,644)      (200,854)
Cash and Cash Equivalents at Beginning of Period     36,936        239,043
         ---------                                ----------
Cash and Cash Equivalents at End of Period        $  26,292     $   38,189
                                                  ==========     ==========

See accompanying notes to financial statements.
HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                   Capital in
    Common                          Excess of
     Stock                          Par Value
   --------                         ----------
Nine Months Ended July 31, 1997
-------------------------------
Balance at October 31, 1996            $51,407  $615,089
   Net income
   Translation adjustments
   Exercise of 236,273 stock options       135     3,033
   Dividends paid ($.30 per share)
   Dividends on shares held by SECT                  435
   Adjust SECT shares to market value              2,424
   209,373 shares purchased by employee
     and director benefit plans                    4,582
   Purchase of treasury stock
   Amortization of unearned compensation
     on restricted stock                           1,184
   -------                           ---------
Balance at July 31, 1997               $51,542  $626,747
                                       ======= =========
Nine Months Ended July 31, 1996
-------------------------------
Balance at October 31, 1995            $51,118  $603,712
 Net income
   Translation adjustments
   Exercise of 262,751 stock options       263     5,227
   Dividends paid ($.30 per share)
   Dividends on, shares held by SECT                 541
   Adjust SECT shares to market value                170
   230,000 shares purchased by employee
      benefit plans                                2,964
   Issuance of restricted stock              7   (11,757)
   -------                           ---------
Balance at July 31, 1996               $51,388  $600,857
                                       =======  =========

See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                                       Cumulative
                                   Retained            Translation
                                   Earnings            Adjustments
   ---------                                  -----------
Nine Months Ended July 31, 1997
-------------------------------
Balance at October 31, 1996          $148,175           $(37,584)
   Net income                         111,719
   Translation adjustments                                11,159
   Exercise of 236,273 stock
   options
   Dividends paid ($.30 per share)    (14,809)
   Dividends on shares held
   by SECT
   Adjust SECT shares to
   market value
   209,373 shares purchased
    by employee
     and director benefit plans
   Purchase of treasury stock
   Amortization of unearned
    compensation
     on restricted stock
                                    ---------           ----------
Balance at July 31, 1997             $245,085           $(26,425)
                                    =========           ==========
Nine Months Ended July 31, 1996
-------------------------------
Balance at October 31, 1995           $53,560           $(42,118)
  Net income                           94,438
   Translation adjustments                               (14,997)
   Exercise of 262,751 stock options
   Dividends paid ($.30 per share)    (14,690)
   Dividends on, shares
    held by SECT
   Adjust SECT shares to market value
   230,000 shares purchased
    by employee
    benefit plans
   Issuance of restricted stock
                                    ---------           ----------
Balance at July 31, 1996             $133,308           $(57,115)
                                    =========           ==========

See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)


                                                      Treasury
                                     SECT               Stock
                                    ----------       -------------
Nine Months Ended July 31, 1997
-------------------------------
Balance at October 31, 1996          $(61,360)           $(42,242)
   Net income
   Translation adjustments
   Exercise of 236,273
    stock options                       1,980
   Dividends paid ($.30 per share)
   Dividends on shares held by SECT
   Adjust SECT shares to
    market value                       (2,424)
   209,373 shares purchased
    by employee
     and director benefit plans                            3,888
   Purchase of treasury stock                             (3,138)
   Amortization of
    unearned compensation
     on restricted stock             ---------           ---------
Balance at July 31, 1997             $(61,804)          $(41,492)
                                     =========          =========
Nine Months Ended July 31, 1996
-------------------------------
Balance at October 31, 1995          $(60,483)          $(46,513)
  Net income
   Translation adjustments
   Exercise of 262,751
    stock options
   Dividends paid ($.30 per share)
   Dividends on, shares held
    by SECT
   Adjust SECT shares to
    market value                         (170)
   230,000 shares purchased
      by employee
      benefit plans                                        4,271
   Issuance of restricted stock        11,913
                                     ---------          ---------
Balance at July 31, 1996             $(48,740)          $(42,242)
                                    ==========          ==========

See accompanying notes to financial statements.



HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)



                                       Total
                                      --------
Nine Months Ended July 31, 1997
-------------------------------
Balance at October 31, 1996                     $673,485
   Net income                                    111,719
   Translation adjustments                        11,159
   Exercise of 236,273 stock options               5,148
   Dividends paid ($.30 per share)               (14,809)
   Dividends on shares held by SECT                  435
   Adjust SECT shares to market value                  -
   209,373 shares purchased by employee
     and director benefit plans                    8,470
   Purchase of treasury stock                     (3,138)
   Amortization of unearned compensation
     on restricted stock                           1,184
                                                 ---------
Balance at July 31, 1997                        $793,653
                                                 =========
Nine Months Ended July 31, 1996
-------------------------------
Balance at October 31, 1995                     $559,276
  Net income                                      94,438
   Translation adjustments                       (14,997)
   Exercise of 262,751 stock options               5,490
   Dividends paid ($.30 per share)               (14,690)
   Dividends on, shares held by SECT                 541
   Adjust SECT shares to market value                  -
   230,000 shares purchased by employee
      benefit plans                                7,235
   Issuance of restricted stock                      163
                                                --------
Balance at July 31, 1996                        $637,456
                                               =========

See accompanying notes to financial statements.
HARNISCHFEGER INDUSTRIES, INC.
-------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
July 31, 1997
-------------
(Amounts in thousands unless indicated)

(a) Basis of Presentation
   ---------------------
   In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and nine months ended July 31, 1997 and 1996, cash flows for the nine months ended July 31, 1997 and 1996, and financial position at July 31, 1997 have been made. All adjustments made are of a normal recurring nature. See note (b) for discussions regarding acquisitions.

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

   The Company is fully integrating Longwall's operations into its wholly owned subsidiary, Joy Technologies Inc. ("Joy"), thus enabling Joy to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this plan, the Company has established purchase accounting reserves to provide for the estimated costs of this effort. The reserves related primarily to the closure of selected manufacturing and service facilities, severance and relocation costs approximate $71,000. As of July 31, 1997, approximately $19,200 of these reserves, net of foreign currency rate adjustments, had been used.

   As part of the Dobson acquisition, the industrial electronic and plastics businesses are held for sale and classified as such in the Consolidated Balance Sheet. The original value of the businesses was set at $100,000. All but two of the businesses have been sold, aggregating net proceeds of $85,295. The remaining balance represents the net realizable value including the expected cash flow from the remaining businesses. These businesses are expected to be sold within the next year. Profit/losses of these businesses generated during the period have been excluded from operating results.

   On March 27, 1996, the Company's Beloit Corporation subsidiary purchased the assets of the Pulp Machinery Division of Ingersoll-Rand Company for $119,230, including acquisition costs. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years.

(c) Restructuring Charge
   --------------------
   In the fourth quarter of fiscal 1996, the Company's Beloit Corporation subsidiary recorded a restructuring charge of $43,000. Included in the charge are costs related to severance for approximately 500 employees worldwide, the disposition of machinery and equipment, closure of certain facilities and the sale of businesses. As of July 31, 1997, approximately $17,700 had been charged against the reserve and approximately 296 employees had been terminated in accordance with the plan. The focus of Beloit Corporation's restructuring is to better serve its customers and strengthen its market position in the worldwide pulp and paper industry. The restructuring initiative involves organizing engineering and manufacturing operations into Centers of Excellence and expanding the aftermarket capabilities of the subsidiary.


(d) Inventories
   -----------
   Consolidated inventories consisted of the following:

                                                     July 31,    October 31,
                                                        1997         1996
                                                    ----------  -----------
   Finished goods                                    $273,164   $ 198,160
   Work in process and purchased parts                244,475     278,671
   Raw materials                                      145,367     134,448
                                                     ---------   ----------
                                                      663,006     611,279
   Less excess of current cost over stated
       LIFO value                                     (62,993)    (64,164)
                                                     ---------   ----------
                                                     $600,013    $547,115
                                                     =========   ==========

   Inventories valued using the LIFO method represented approximately 54% and 56% of consolidated inventories at July 31, 1997 and October 31, 1996, respectively.

(d) Research and Development Expense
   --------------------------------
   Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $12,510 and $9,772 for the three months and $33,697 and $26,096 for the nine months ended July 31, 1997 and 1996, respectively. Certain capital expenditures used in research activities are capitalized and depreciated over their expected useful lives.

(f) Interest Expense - Net
   ----------------------
   Net interest expense consisted of the following:

                                    Three Months Ended
                                         July 31,
                                    -------------------
                                     1997         1996
                                     -----        ----
   Interest income              $    465       $  1,471
   Interest expense              (19,034)       (18,438)
                                  --------     ----------
   Interest expense - net       $(18,569)      $(16,967)
                                 =========     ==========

                                  Nine Months Ended
                                       July 31,
                                 -----------------
                                   1997        1996
                                  -----      ------
   Interest income               $  2,130    $  4,910
   Interest expense               (54,867)    (50,914)
                                  ---------   ---------
   Interest expense - net        $(52,737)   $(46,004)
                                 =========    ========

(g) Long-Term Obligations
   ---------------------

   Long-term obligations at July 31, 1997 and October 31,
   1996 consisted of the following:

                                               July 31,        October 31,
                                                 1997              1996
                                                 ---------    -----------
   10 1/4% Senior Notes due 2003                 $188,380        $188,380
   8.9% Debentures, due 2022                       75,000          75,000
   8.7% Debentures, due 2022                       75,000          75,000
   7 1/4% Debentures, due 2025
      (net of discount of $1,251
        and $1,261, respectively )                148,749         148,739
   6 7/8% Debentures, due 2027
      (net of discount
      of $111)                                    149,889              -
   Senior Notes, Series A through D, at
     interest rates of between 8.9% and
     9.1%, due 1997 to 2006                        73,182          73,182
   Revolving Credit Facility                           -           40,000
   Industrial Revenue Bonds, at interest
     rates of between 5.9% and 8.8%,
     due 1997 to 2017                              33,400          34,629
   Other                                           13,125          27,207
                                                  -------         --------
                                                  756,725         662,137
   Less:  Amounts payable within one year           4,028           4,372
                                                 --------         --------
                                                 $752,697        $657,765
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

   In November, 1993, the Company entered into a four-year Revolving Credit Facility Agreement with certain domestic and foreign financial institutions that allowed for borrowings of up to $150,000 at rates expressed in relation to LIBOR and other rates. In November, 1994, the facility was increased to $240,000 and expires in November, 2000. A facility fee is payable on the Revolving Credit Facility. At July 31, 1997, there were no direct outstanding borrowings under the facility. Commercial paper borrowings, considered a utilization of the facility, were $29,749 at
   July 31, 1997.

(h) Contingent Liabilities
   ----------------------
   At July 31, 1997, the Company was contingently liable to banks, financial institutions, and others for approximately $308,000 for outstanding letters of credit securing performance of sales contracts and other guarantees in the ordinary course of business excluding the H-K System, Inc. backup bond guarantee facility. The Company may also guarantee performance of its equipment at levels specified in sales contracts without the requirement for letters of credit.

   On October 29, 1993, the Company completed the sale of H-K Systems, Inc. (formerly known as Harnischfeger Engineers Inc.) to that unit's senior management and some equity partners. The Company agreed to make available a back-up bonding guarantee facility for certain bid, performance and other contract bonds issued by H-K Systems, Inc. Outstanding contract bonds under the guarantee arrangement totaled approximately $47,800 at July 31, 1997. The outstanding bonds under the guarantee arrangement are required to decrease to $20,000 on November 1, 1997. Under the terms of the facility, no new bonds can be issued.

   The Company is party to litigation matters and claims which are normal in the course of its operations. Also, as a normal part of their operation, the Company's subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products and services. In the case of Beloit Corporation, certain litigation matters and claims are pending in connection with its contractual undertakings, including a lawsuit brought by Potlatch Corporation that alleges pulp line washers supplied by Beloit for less than $15,000 failed to perform satisfactorily. In June, 1997, a Lewiston, Idaho jury awarded Potlatch $95,000 in damages in this case. Various post-trial motions have been filed and are pending. While the eventual outcome of the Potlatch case and other such litigation matters and claims cannot be predicted, reserves in the July 31, 1997 Consolidated Balance Sheet related to the Potlatch case are less than the full amount of the jury award in that case.

   The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect on its consolidated financial position or results of operations.


(i) Tender Offer for Giddings & Lewis, Inc. Stock
   ---------------------------------------------
   The Company's $19 per share tender offer for the stock of Giddings & Lewis, Inc. announced in April, 1997 expired in June, 1997 following the announcement of a competing offer by Thyssen A.G. of Germany at a price of $21 per share. Giddings & Lewis was subsequently acquired by Thyssen.

(j) Other
    -----
   On September 12, 1997, the Company announced that its board of directors had authorized the purchase of up to ten million shares of the Company's stock. Funds for stock repurchases are expected to come from cash flow from operations and divestitures of businesses. Purchases may be made from time to time and will be made through open-market transactions or block trades in compliance with applicable securities regulations. The Company also announced that Merrill Lynch & Co. has been retained to explore the possible sale of P&H Material Handling, Harnischfeger's material handling equipment and services business.



      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 THREE AND NINE MONTHS ENDED JULY 31, 1997 AND 1996
 --------------------------------------------------
      (Amounts in thousands unless indicated)

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

Net income for the three and nine months ended July 31, 1997 amounted to $35,890, or $0.75 per share, and $111,719, or $2.34 per share, as compared to net income of $37,692, or $0.80 per share, and $94,438, or $2.01 per share for the three and nine months ended July 31, 1996.

Per share calculations for the first nine months of 1997 and 1996 were based on 47,876 and 47,075 average shares outstanding, respectively.

Significant factors contributing to the $17,281 increase in net income for the first nine months of 1997 as compared to 1996 included: (1) a $28,814 increase in operating income as described in the Segment Information section which follows,
                 -------------------
offset by (2) a $6,733  increase in interest expense-net and
(3) a $4,375 increase in the provision for income taxes due to higher pre-tax income.




Segment Information
-------------------

Operating results of the Company's business segments for the third quarter and first nine months of 1997 and 1996 are summarized as follows:

Third Quarter               Net Sales           Operating Income
-------------          ---------------------   ---------------------
                         1997        1996       1997        1996
                       ---------  ----------   --------    -------
Mining Equipment        $329,204   $383,519     $44,260      $52,473
Pulp and Paper
 Machinery               375,008    314,330      28,005       24,076
Material Handling         81,817     81,903       8,684        8,056
                        --------   ---------    --------     -------
  Total Business
   Segments             $786,029   $779,752      80,949       84,605
                        ========   ==========
Corporate
  Administration                                 (5,679)      (5,103)
                                                 -------      -------
Operating Income                                $75,270      $79,502
                                                ========      =======

Nine Months              Net Sales                Operating Income
------------       ----------------------      -----------------------
                         1997        1996          1997        1996
                       -------      -----         -----       ------
Mining Equipment      $1,045,050  $1,056,564   $146,395     $ 133,805
Pulp and Paper
 Machinery               976,097     868,730     78,340        65,936
Material Handling        258,871     226,651     26,335        20,734
                      ----------  ----------   --------     ---------
  Total Business
   Segments           $2,280,018  $2,151,945    251,070       220,475
                      ==========  ==========
Corporate
  Administration                                (16,927)      (15,146)
                                                --------    ----------
Operating Income                               $234,143      $205,329
                                                ========    ===========



Third Quarter             Orders Booked               Backlog at
-------------            ----------------          ---------------------
                             1997      1996          7/97          4/97
    ------                      ------               -----      ------
Mining Equipment           $292,210   $388,345    $  427,069    $  464,063
Pulp and Paper
  Machinery                 292,703    379,941       794,077(A)    880,139
Material Handling            92,602     77,488       108,516        97,731
                          ---------   --------     ---------     ---------
  Total Business
   Segments                $677,515   $845,774    $1,329,662    $1,441,933
                          =========   ========     =========    ==========


Nine Months                  Orders Booked                 Backlog at
-----------               -------------------                 ---------------------
                            1997       1996             7/97       10/96
                           ------      -----           -----       -----
Mining Equipment        $1,036,599 $1,002,774     $  427,069(B) $  453,480
Pulp and Paper
  Machinery              1,097,794    901,438        794,077(C)    846,137
Material Handling          234,837    245,261        108,516       132,550
                         ---------   ---------     ------------    -------
  Total Business
   Segments            $2,369,230   $2,149,473    $1,329,662    $1,432,167
                       ==========   ==========     ==========   ==========

(A) Backlog has been reduced by $3,757 due to sale of the Castings Division in July, 1997.
(B) Backlog has been reduced by $17,960 due to sale of New Philadelphia Fan Co. in March, 1997.
(C) Backlog has been reduced by $170,000 due to change of scope and indefinite deferments on certain contracts booked in prior years and $3,757 due to sale of the Castings Division in July, 1997.

Segment Information - Continuing Operations
-------------------------------------------

Net sales of the Mining Equipment segment amounted to $1,045,050 and $1,056,564 for the first nine months of 1997 and 1996, respectively. The sales decrease is the result of market softness in the U.S. and Australia for Joy underground original equipment, due to mild weather in the U.S. and to price decreases for Australian coal. Volume at Joy service centers is strong; in surface mining our MinePro Services aftermarket efforts continue to expand globally. Operating profit increased to $146,395 for the first nine months of 1997
as compared to $133,805 in 1996.   Bookings for the first nine
months of 1997 amounted to $1,036,599 as compared to $1,002,774 for the same period in 1996.

The Pulp and Paper Machinery segment contributed sales and operating profit of $976,097 and $78,340, respectively, for the first nine months of 1997, as compared to net sales of $868,730 and operating profit of $65,936 for the corresponding period in 1996. Sales increased 12% in 1997 over 1996, due to an increase in sales of both original equipment, particularly in the Pacific Rim, and aftermarket activity. Operating profit reflected stronger sales. Bookings for the first nine months of 1997 amounted to $1,097,794 as compared to $901,438 for the same period in 1996.

The Material Handling segment contributed sales and operating profit of $258,871 and $26,335, respectively, for the first nine months of 1997, as compared to sales of $226,651 and operating profit of $20,734 for the comparable period in 1996. Sales increased due to an increase in both original equipment and aftermarket sales. Operating profit increased as a result of increased sales and improved margins. Bookings for the first nine months of 1997 and 1996 amounted to $234,837 and $245,261, respectively.

Income Taxes
------------

The Company's estimated annual effective tax rate for 1997 was 34% compared to a 35% federal statutory tax rate. The principal reason for the difference between the effective rate and the statutory rate is the usage of tax credits.

Liquidity and Cash Flows
------------------------
The Company's capital structure at July 31, 1997 and October
31, 1996 was as follows:

                                                 July 31,       October 31,
                                                   1997            1996
                                                 -----------   ------------
Short-term notes payable                       $     76,024  $     45,261
Long-term obligations,
  including current portion                         756,725       662,137
                                                  ---------   -----------
                                                    832,749       707,398
Minority interest                                   100,598        93,652
Shareholders' equity                                793,653       673,485
                                                  ---------    -----------
Total capitalization                             $1,727,000    $1,474,535
                                                 ==========    ==========
Debt to capitalization ratio                         48.2%          48.0%
                                                     ======        ======

Cash Flow from Operating Activities
-----------------------------------
Cash flow used by operating activities was $43,679 for the nine months ended July 31, 1997 compared to cash flows provided by operating activities of $27,402 for the comparable period in 1996. The decrease in cash flows between periods is primarily the result of an increase in accounts receivables (due to billing terms on several Beloit Pacific Rim equipment orders) and a decrease in other current liabilities (usage of restructuring and acquisition related reserves), offset by an increase in operating profit and trade accounts payable.

Net working capital, exclusive of businesses held for sale, increased $194,760 during the nine months ended July 31, 1997 primarily due to an increase in accounts receivable and a decrease in other current liabilities.

Cash Flow from Investment Activities
------------------------------------
Cash flow used for investment activities was $79,381 for the nine months ended July 31, 1997 compared to cash flow used for investment activities of $411,973 for the comparable period in 1996. The change is primarily due to the $330,000 acquisition of Dobson in early fiscal 1996 and the $119,230 acquisition of the Pulp Machinery Division of Ingersoll-Rand Company in March 1996, offset by the increased acquisition of property, plant and equipment in fiscal 1997.

Cash Flow for Financing Activities
----------------------------------
The $111,579 cash provided by financing activities in the first nine months of fiscal 1997 compared to cash flow provided by financing activities of $183,860, with the change primarily due to the redemption of long-term obligations in fiscal 1997.

The Company maintains the ability to expand its borrowings in several ways, including the following:

(1) A five-year Revolving Credit Financing Facility Agreement, expiring in November, 2000, between the Company and certain domestic and foreign financial institutions that allows for borrowings of up to $240,000 at rates expressed in relation to LIBOR and other rates. At July 31, 1997, there were no direct outstanding borrowings under the facility. Commercial paper borrowings, considered a utilization of the facility, were $29,749.

(2) Short-term bank credit lines of foreign subsidiaries of approximately $147,000, of which approximately $38,300 was outstanding at July 31, 1997.

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

The Joy 10 1/4 % Senior Notes are callable on or after September 1, 1998 at 105.125%. The Company is currently analyzing the economics of these call features and evaluating whether a tender offer should be issued to call the Notes earlier. The Company will consider using a tender offer for the Notes if the economics are sound and cash flow permits.

The Company believes that its available cash, cash flow provided by operating activities and committed credit lines provide adequate liquidity on both a short- and long-term basis.

The Company has no significant capital commitments as of July
31, 1997; any future capital commitments are expected to be funded through cash flow from operations and, if necessary, available lines of credit.

The Company intends to continue to expand its businesses, both internally and through acquisitions. It is expected that new acquisitions would be financed primarily by internally-generated funds or additional borrowings.

Acquisitions
-------------
In early fiscal 1996, the Company completed the acquisition of Dobson for a purchase price of approximately $330,000 including acquisition costs, plus the assumption of net debt of approximately $40,000. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years.

Dobson, headquartered in the United Kingdom, was an industrial engineering group with interests in underground mining equipment, industrial electronic control systems, toys and plastics. Longwall International, the main subsidiary of Dobson, was engaged in the manufacture, sale and service of underground mining equipment for the international coal mining industry. Longwall's products include electronically controlled roof support systems and armored face conveyors. Longwall's operating results were included in the Consolidated Statement of Income for all of fiscal 1996.

The Company is fully integrating Longwall's operations into Joy, thus enabling Joy to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this integration, the Company has established purchase accounting reserves to provide for the estimated costs of this effort. The reserves related primarily to the closure of selected manufacturing and service facilities, severance and relocation costs approximate $71,000. As of July 31, 1997, approximately $19,200 of these reserves, net of foreign currency rate adjustments, had been used.

As part of the Dobson acquisition, the industrial electronic and plastics businesses are held for sale and classified as such on the Consolidated Balance Sheet. The original value of the businesses was set at $100,000. All but two of the businesses have been sold, aggregating net proceeds of $85,295. The remaining balance represents the net realizable value including the expected cash flow from the remaining businesses. These businesses are expected to be sold within the next year. Profit/losses of these businesses generated during the period have been excluded from operating results.

On March 27, 1996, the Company's Beloit Corporation subsidiary purchased the assets of the Pulp Machinery Division of Ingersoll-Rand Company for $119,230, including acquisition costs. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years.

Contingent Liabilities
----------------------
The Company is party to litigation matters and claims which are normal in the course of its operations. Also, as a normal part of their operations, the Company's subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products and services. In the case of Beloit Corporation, certain litigation matters and claims are pending in connection with its contractual undertakings, including a lawsuit brought by Potlatch Corporation that alleges pulp line washers supplied by Beloit for less than $15,000 failed to perform satisfactorily. In June, 1997, a Lewiston, Idaho jury awarded Potlatch $95,000 in damages in this case. Various post-trial motions have been filed and are pending. While the eventual outcome of the Potlatch case and other such litigation matters and claims cannot be predicted, reserves in the July 31, 1997 Consolidated Balance Sheet related to the Potlatch case are less than the full amount of the jury award in that case.

Tender Offer for Giddings & Lewis, Inc. Stock
---------------------------------------------
The Company's $19 per share tender offer for the stock
Giddings & Lewis, Inc. announced in April, 1997 expired in
June, 1997 following the announcement of a competing offer by Thyssen A.G. of Germany at a price of $21 per share. Giddings
& Lewis was subsequently acquired by Thyssen.

Other
------

On September 12, 1997, the Company announced that its board of directors had authorized the purchase of up to ten million shares of the Company's stock. Funds for stock repurchases are expected to come from cash flow from operations and divestitures of businesses. Purchases may be made from time to time and will be made through open-market transactions or block trades in compliance with applicable securities regulations. The Company also announced that Merrill Lynch & Co. has been retained to explore the possible sale of P&H Material Handling, Harnischfeger's material handling equipment and services business.

            PART II.  OTHER INFORMATION
            ----------------------------

Item 5  Other Information - "Cautionary Factors"
   ----------------------------------------
   This report and other documents or oral statements which have been and will be prepared or made in the future contain or may contain forward-looking statements by or on behalf of the Company. Such statements are based upon management's expectations at the time they are made. In addition to the assumptions and other factors referred to specifically in connection with such statements, the following factors, among others, could cause actual results to differ materially from those contemplated.

   The Company's principal businesses involve designing, manufacturing, marketing and servicing large, complex machines for the mining, papermaking and capital goods industries. Long periods of time are necessary to plan, design and build these machines.
   With respect to new machines and equipment, there are risks of customer acceptances and start-up or performance problems. Large amounts of capital are required to be devoted by the Company's customers to purchase these machines and to finance the mines, paper mills, steel mills and other facilities that use these machines. The Company's success in obtaining and managing a relatively small number of sales opportunities, including warranties and guarantees associated therewith, can affect the Company's financial performance. As a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. In the case of Beloit
   Corporation, certain litigation matters and claims are currently pending in connection with its contractual undertakings. The outcome of such litigation and claims cannot be predicted with certainty and favorable or unfavorable judgements or resolutions may affect financial results. In addition, many projects are located in undeveloped or developing economies where business conditions are less predictable. In recent years more than 50% of the Company's total sales have occurred outside the United States.

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

FORM 10-Q
---------



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

Date September 15, 1997
-----------------------
                   /s/James C. Benjamin
                   ---------------------
                      James C. Benjamin
                   Vice President and Controller
                   and Chief Accounting Officer
Date September 15, 1997
-----------------------
Exhibit 11
----------

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CALCULATION OF EARNINGS PER SHARE
---------------------------------
(Amounts in thousands except per share amounts)

                             Three Months Ended
                                   July 31,
                          -----------------------
                              1997          1996
                            --------        -------
Average Shares Outstanding      47,972     47,367
                              =========   =======
Net Income                     $35,890    $37,692
                              =========   =======
Net income per share            $0.75      $0.80
                                =======   =======

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CALCULATION OF EARNINGS PER SHARE
---------------------------------
(Amounts in thousands except per share amounts)


                              Nine Months Ended
                                   July 31,
                             --------------------
                                1997       1996
                              -------     -------
Average Shares Outstanding       47,876     47,075
                                =======    =======
Net Income                     $111,719    $94,438
                               ========    =======
Net income per share             $2.34      $2.01
                                 =====     ======
