Form 10-K
period 1997-10-31
HARNISCHFEGER INDUSTRIES INC
filed 1998-01-29
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                     FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
October 31, 1997.

/ / Transition report pursuant to Section 13 or 15(d) of the
Securities  Exchange Act of 1934 for the transition period
from        to        .

               Commission file number 1-9299
               HARNISCHFEGER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

 Delaware                    39-1566457
(State of                    (I.R.S. Employer
Jurisdiction of              Identification No.)
Incorporation or
  Organization)

3600 South Lake Drive, St. Francis, Wisconsin     53235-3716
(Address of Principal Executive Office)      (Zip Code)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of Registrant's Common Stock held by non-affiliates, as of January 28, 1998, based on a closing price of $35.50, was approximately $1,647.7 million.

     The number of shares outstanding of Registrant's Common
Stock, as of January 28, 1998, was 47,811,544.

        DOCUMENTS INCORPORATED BY REFERENCE

Management' Discussion and Analysis of Financial Statements, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Accountants and Five-Year Review of Financial Data of Registrant's. Registrant's proxy statement for the 1998 annual meeting of stockholders to be filed within 120 days of the end of the Registrant's fiscal year.


             HARNISCHFEGER INDUSTRIES, INC.

                        INDEX TO
               ANNUAL REPORT ON FORM 10-K
          For The Year Ended October 31, 1997


                                                                           Page
                                                                           ----
   Part I
     Item 1.     Business.................................................
     Item 2.     Properties...............................................
     Item 3.     Legal Proceedings........................................
     Item 4.     Submission of Matters to a Vote of Security Holders......

   Part II
     Item 5.     Market for the Registrant's Common Stock and Related
                 Stockholder Matters......................................
     Item 6.     Selected Financial Data..................................
     Item 7.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................
     Item 8.     Financial Statements and Supplementary Data..............
     Item 9.     Changes in and disagreements with Accountants on Accounting and Financial Disclosure.................................

   Part III
     Item 10.    Directors and Executive Officers of the Registrant.......
     Item 11.    Executive Compensation...................................
     Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management...............................................
     Item 13.    Certain Relationships and Related Transactions...........

   Part IV
     Item 14.    Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K..............................................

   Signatures    .........................................................


                       PART I

Item 1. Business

                SEGMENTS OF BUSINESS

     Harnischfeger Industries, Inc. ("Harnischfeger Industries" or the "Company") is a holding company for subsidiaries involved in the worldwide manufacture and distribution of surface mining equipment (P&H Mining Equipment); underground mining equipment (Joy Mining Machinery); pulp and paper machinery (Beloit Corporation); and material handling equipment (P&H Material Handling). In early fiscal 1996, the Company completed the acquisition of Dobson Park Industries plc ("Dobson"), an industrial engineering group with interests in underground mining equipment, industrial electronic control systems, toys and plastics. Dobson's principal subsidiary, Longwall International, is engaged in the manufacture, sale and service of mining equipment for the international underground coal mining industry and is being integrated into the Company's Mining Equipment Segment. In March 1996, the Company completed the purchase of the assets of the pulp machinery division of Ingersoll-Rand Company.

     Harnischfeger Industries is the direct successor to a business begun over 100 years ago which, at October 31, 1997, through its subsidiaries, manufactures and markets products classified into three industry segments: Mining Equipment, Pulp and Papermaking Machinery, and Material Handling. Each of the Company's three business segments made strategic acquisitions during fiscal 1997. These acquisitions enhanced the businesses' position in each of their markets.

     The following discussion and the portions of the Company's 1997 Annual Report to Shareholders incorporated herein by reference contain forward looking statements. Terms such as "anticipate", "believe", "estimate", "expect", "indicate", "may be", "objective", "plan", "predict", and "will be" are intended to identify such statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those predicted. See "Cautionary Factors" at the end of this Item 1.

                  MINING EQUIPMENT

     P&H Mining Equipment is the world's largest producer of electric mining shovels and walking draglines. In addition, P&H Mining Equipment is a significant producer of hydraulic mining excavators, blasthole drills, and dredge and dragline bucket products. Electric mining shovels range in capacity from 18 to 80 cubic yards, crawler draglines from 10 to 20 cubic yards and hydraulic mining excavators from 12 to 27 cubic yards. Capacities for walking draglines range from 20 to 150 cubic yards. Blasthole drill models have drilling diameters ranging from 9 to 22 inches and bit load capacities from 70,000 to 150,000 pounds.

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

     On November 29, 1994, pursuant to an exchange of common stock, the Company completed its acquisition of Joy Technologies Inc. ("Joy" or "Joy Mining Machinery"), a world leader in underground mining equipment. Joy manufactures and services mining equipment for the underground extraction of coal and other bedded materials and has significant facilities in Australia, South Africa, the United Kingdom and the United States, as well as sales offices in Poland and the People's Republic of China. Joy Mining Machinery designs, manufactures and distributes various equipment for use in underground mining, including continuous miners; longwall shearers; roof supports; armored face conveyors; shuttle cars; continuous haulage systems; entry drivers and sump shearers. Joy products are not sold into the general construction industry and demand for them is not tied to cycles in that industry. Joy also maintains an extensive network of service and replacement parts distribution centers to rebuild and service equipment and to sell replacement parts in support of its installed base. This network includes seven service centers in the United States and five outside of the United States, all of which are strategically located in major underground mining regions. The financial position and results of operations of Harnischfeger Industries and Joy were combined retroactively in fiscal 1995.

     In early fiscal 1996, the Company completed the acquisition of Dobson for a purchase price of approximately
$330 million including acquisition costs plus the assumption of net debt of approximately $40 million.

     Dobson, headquartered in the United Kingdom, was an industrial engineering group with interests in underground mining equipment, industrial electronic control systems, toys and plastics. Longwall International ("Longwall"), one of the main subsidiaries of Dobson, was engaged in the manufacture, sale and service of underground mining equipment for the international coal mining industry. Its products include electronically controlled roof support systems, armored face conveyors, pumps and systems. The Company is fully integrating Longwall's operations into Joy, thus enabling Joy to offer integrated underground longwall mining systems to the worldwide mining industry. Several non-mining businesses were designated as businesses held for sale with the original value of these businesses being set at $100 million. At October 31, 1997, one business remained unsold with a net realizable value of $9.3 million. The remaining business is expected to be sold within the next year.

     Financial information with respect to the acquisition of Dobson is presented in Note 2 to the Consolidated
Financial Statements of the 1997 Annual Report to
Shareholders incorporated herein by reference.
             PULP AND PAPER MACHINERY

     The Pulp and Paper Machinery Division is comprised of the Company's 80% interest in Beloit Corporation ("Beloit"). Mitsubishi Heavy Industries, Ltd. ("Mitsubishi") is the owner of the other 20% interest in Beloit. The Company and Mitsubishi have entered into certain agreements that provide Mitsubishi with the right to designate one of Beloit's five directors. These agreements also place certain restrictions on the transfer of Beloit stock. In the event of a change in control of the Company, Mitsubishi has the right to sell its 20% interest back to the Company for the greater of $60 million or the book value of its equity interest.

     Beloit is a leader in the design and manufacture of pulp and paper machinery and related products used in the pulp and paper industries. Beloit operates on a global basis with major manufacturing facilities in ten countries and sales and service offices located throughout the world. In addition, licensing arrangements exist with several major foreign companies.

     Beloit's activities are divided into the following categories: complete installations involving the design, manufacture and installation of integrated pulp and papermaking machinery; major rebuilds and servicing of existing systems; and the sale of ancillary equipment and replacement parts. This machinery is custom designed to meet the specific needs of each customer. In connection with complete installations and major rebuilds, Beloit engages in "engineer, procure and construct" contracts which often involve complex long-term construction projects, sometimes in relatively undeveloped parts of the world. There are special design, construction, project management, financing and performance risks associated with these projects and other large Beloit pulp and paper machinery sales. On March 27, 1996, the Company purchased the assets of the pulp machinery division of Ingersoll-Rand Company ("IMPCO"), which significantly strengthens Beloit's pulping equipment offerings.

     Beloit is known for the quality and dependability of its products and is a leader in product innovation and development. Beloit has made a continuous commitment to research and development activities and has been granted numerous patents on its designs. Beloit systems and equipment are used by a substantial number of paper producers, both domestic and foreign.

     A major factor in Beloit's success in the pulp and paper machinery industry has been its international manufacturing operations. Beloit's overseas facilities have been used to support both domestic and foreign sales and have provided Beloit with the flexibility to shift its manufacturing to more favorable locations as appropriate.
Beloit's manufacturing facilities are supported by a domestic and international marketing network staffed by experienced sales engineers.

     In the fourth quarter of fiscal 1996, Beloit recorded a $43.0 million pre-tax restructuring charge to strategically focus on improving financial returns and increase customer satisfaction while signicantly reducing costs and cycle time. In fiscal 1997 and 1996, utilization of the restructuring reserve totaled $29.8 million. It is expected that the remaining restructuring actions will be substantially completed by the end of fiscal 1998.
Financial information with respect to the Beloit restructuring is presented in Note 3 to the Consolidated Financial Statements of the 1997 Annual Report to Shareholders incorporated herein by reference.

     Formerly, the Pulp and Paper Machinery Division also included the Company's 20% interest in Measurex Corporation ("Measurex"). In fiscal 1995, Measurex repurchased its stock which had been held by the Company resulting in a pre-tax gain of $29.7 million.


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

     P&H Material Handling has two groups specializing in aftermarket support and distribution and service. The P&H Aftermarket Group consists of Product Support, which markets replacement products and repair parts and P&H Modernizations, which handles pre-owned and remanufactured cranes and parts plus provides engineering services for the revitalization of crane and runway systems.P&H Distribution and Service provides installation, erection and repair and maintenance services under the ProCare(R) trademark.


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

              INTERNATIONAL OPERATIONS


      Foreign sales of the Mining Equipment segment generated approximately 59% of the segment's consolidated net sales in 1997, 58% in 1996 and 44% in 1995.

     In 1997, 1996 and 1995, Beloit's foreign sales amounted to 57%, 53% and 41%, respectively, of Beloit's consolidated net sales.

     Foreign sales of the P&H Material Handling segment's consolidated net sales amounted to 50% in 1997, 39% in 1996 and 48% in 1995.

     Beloit has granted licensing agreements to serve certain foreign markets to companies located in Australia, Japan and Spain. Beloit maintains sales and service offices throughout the world.

     Harnischfeger Industries' international operations are subject to certain risks not generally applicable to its domestic businesses, including currency fluctuations, changes in tariff restrictions, restrictive regulations of foreign governments (including price and exchange controls), and other governmental actions. Harnischfeger Industries has entered into various foreign currency exchange contracts with major international financial institutions designed to minimize its exposure to exchange rate fluctuations on foreign currency transactions. See "Cautionary Factors" for additional risks associated with international operations.

                      GENERAL

Seasonality

     No significant portion of Harnischfeger Industries' business is subject to or influenced by seasonal factors;
however, the Company's business is influenced by the cyclical nature of the paper, mining and capital goods industries.

Distribution

     P&H Mining Equipment and Joy Mining Machinery sales are made mostly through the segments' headquarters and sales offices located around the world. Joy's worldwide sales forces have marketing responsibility for new machine sales, as well as for parts, components and rebuild services provided to customers. A segment of the sales force in the United States is dedicated to operating a fleet of trucks which visit customer sites on a regular basis in order to deliver components and parts.

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

     The manufacture and sale of repair and replacement parts and the servicing of equipment are important and growing aspects of each of the Company's businesses.


Competition

     Harnischfeger Industries conducts its domestic and foreign operations under highly competitive market conditions, requiring that its products and services be competitive in price, quality, service and delivery.

     P&H Mining Equipment's principal competitor in electric mining shovels is Bucyrus International, Inc. Harnischfeger Industries believes P&H Mining Equipment is the leading participant in this market. Its principal competitors in the hydraulic mining excavator market are Demag, Hitachi, Caterpillar and Orenstein & Koppel. In draglines, the main competitor is Bucyrus International, Inc. The Division's main competitors in drills are Ingersoll-Rand, Driltech and Bucyrus International, Inc.

     In the underground coal mining industry, Joy competes primarily on the basis of the quality and reliability of its products and its ability to provide timely, extensive and cost-effective repair and rebuild services and replacement parts. Joy's primary competitors in the continuous mining machinery industry are EIMCO, Voest Alpine(a Tampella Tamrock Company), Simmons-Rand Company(a subsidiary of Long-Airdox Company) and Jeffrey. In the longwall shearer new equipment market, Joy competes primarily with Anderson Longwall (a subsidiary of Long-Airdox Company), Eickhoff Corporation, and Mitsui Miike Machinery Company, Ltd. In the continuous haulage market, Joy competes with Long-Airdox, Fairchild International and Jeffrey. In roof supports and armored face conveyors, Joy primarily competes with DBT, Long-Airdox Company and several regional suppliers. In the sale of replacement parts for Joy's equipment, Joy competes with various suppliers.

     The pulp and paper capital machinery market is globally competitive; Beloit's two major paper machinery competitors are foreign-owned companies. The principal competitors are Valmet Corporation, Finland and Voith Sulzer Papiertechnik GMBH, with headquarters in Germany. The principal competitors in pulp machinery are Sunds Defibrator, Ahlstrom, Kvaerner and Andritz. In the aftermarket area, Beloit competes with various small suppliers.

     The principal worldwide competitors for P&H Material Handling are Demag and Konecranes International KCI. Harnischfeger Industries believes that P&H Material Handling is one of the largest worldwide participants in this market. When considering any specific geographic market, the competitors would normally be split into overhead cranes, dockside cranes, hoists, and service. There are significant numbers of competitors in each of the geographic markets and segments of those markets.

Customers

     Sales to a Pacific Rim customer in the Pulp and Paper
Machinery Segment approximated 12% of the Company's consolidated net sales for fiscal 1997 and the related accounts receivable from this customer approximated 25% of consolidated accounts receivable at October 31, 1997.

Backlog

     Backlog by business segment for the Company's continuing operations (in thousands of dollars) as of the end of fiscal years 1997 and 1996 was as follows:

                                                   October 31,
                                           ------------------------
                                                1997          1996
                                        ----      -------
Mining Equipment........................  $  358,340     $  453,480
Pulp and Paper Machinery.. ......... ...     776,618        846,137
Material Handling ......................      97,743        132,550
                                          ----------     ----------
                                          $1,232,701     $1,432,167
                                          ===========     ==========

Supply of Materials and Purchased Components


     P&H Mining Equipment and P&H Material Handling manufacture machines and heat-treated gears, pinions, shafts, structural fabrications, electrical motors, generators and other electrical parts. They purchase raw and semi-processed steel, castings, forgings, copper and other materials for these parts and components from approximately 400 suppliers. In addition, component parts, such as engines, bearings, controls, hydraulic components, and a wide variety of mechanical and electrical items are purchased from approximately 1,500 suppliers. Purchases of materials and components are made on a competitive basis with no single source being dominant.

     Joy purchases electric motors, gears, hydraulic parts, electronic components, forgings, steel, clutches and other components and raw materials from outside suppliers.
Although Joy purchases certain components and raw materials from a single supplier, alternative sources of supply are available for all such items. Joy believes that it has adequate sources of supplies of component parts and raw materials for its manufacturing requirements. No single source is dominant.

     Pulp and Paper Machinery purchases raw materials used in its products which include plates, sheets, shapes, carbon and alloy steel, stainless steel, brass and bronze, nickel alloy, and aluminum. Purchases of semi-processed and component parts include castings, valves, filters, pumps, dryers, electrical equipment, and various vacuum, drying, hydraulic, combustion, material-handling and temperature control systems. Beloit has approximately 5,300 suppliers, of which approximately 1,600 are most commonly used. No single source is dominant.

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

    Beloit and other papermaking machinery manufacturers have made extensive use of patents. Beloit has been granted numerous patents on its designs and more are pending. Most are registered in all of the major countries into which Beloit and its licensees sell.

     P&H Material Handling has numerous trademarks and domestic and foreign patents, patent applications and patent licensing agreements. P&H Material Handling does not consider these businesses materially dependent upon any patent or patent license agreement.

Research and Development

     Harnischfeger Industries maintains a strong commitment to research and development with engineering staffs that are engaged in full-time research and development of new products, and improvement of existing products. Beloit maintains research and development facilities in Rockton, Illinois; Pittsfield, Massachusetts; Bolton, England; Clarks Summit, Pennsylvania; Portland, Oregon; and Waukesha, Wisconsin. P&H Mining Equipment and P&H Material Handling maintain research and development facilities in Milwaukee, Wisconsin. Joy pursues technological development through the engineering of new products, systems and applications; the improvement and enhancement of licensed technology; and synergistic acquisitions of technology. Research and development expenses were $40.1 million in 1997, $34.5 million in 1996 and $30.3 million in 1995.

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


Employees

     As of October 31, 1997, Harnischfeger Industries employed approximately 17,700 people, of which approximately 9,700 were employed in the United States. Approximately 3,400 of the U. S. employees are represented by local unions under collective bargaining agreements with expiration dates from May 31, 1998 to June 1, 2001. Harnischfeger Industries believes that it maintains generally good relationships with its employees.

Financial Information about Industry Segments

     The financial information on industry segments is presented in Note 15 to the Consolidated Financial
Statements incorporated herein by reference.

Common Stock

     In September, 1997, the Company announced that the board of directors had authorized the purchase of up to ten million shares of the Company's common stock. As of January 28, 1998, The Company had repurchased 1,576,400 shares through open-market transactions at a cost of $62.1 million.

                       Other

On January 28, 1998, the Company announced the sale of 80 percent of the Company's P&H Material Handling unit for approximately $340 million in cash at closing in a transaction with Chartwell Investments, Inc. In addition, the Company will receive preferred stock and royalty payments from the new Company for 10 years. The 1998 after-tax cash proceeds from the transaction are expected to total approximately $300 million.

The transaction is expected to close in two months, subject to completion of Chartwell's financing arrangements.
Chartwell is a private investment firm based in New York
City that controls businesses in distribution and services with over $1 billion in sales. The Company expects to use the proceeds of the sale to pay down debt and to buy back stock as part of the Company's previously announced intent to repurchase 10 million shares.

In regard to the Company's anticipated first-quarter 1998 earnings performance, the Company said it is experiencing softness in orders for both mining equipment and pulp and paper machinery. As a result, management's expectation is that results for the Company's fiscal first quarter ending
January 31, 1998 will fall below the earnings of 65 cents per share recorded in the equivalent, year-earlier period.


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

The Company's principal businesses involve designing, manufacturing, marketing and servicing large, complex machines for the mining, papermaking and capital goods industries. Long periods of time are necessary to plan, design and build these machines. With respect to new machines and equipment, there are risks of customer acceptance and start-up or performance problems. Large amounts of capital are required to be devoted by the Company's customers to purchase these machines and to finance the mines, paper mills, steel mills and other facilities that use these machines. The Company's success in obtaining and managing a relatively small number of sales opportunities, including the companies' success in securing payment for such sales and meeting the requirements of warranties and guarantees associated with such sales, can affect the Company's financial performance. In addition, many projects are located in undeveloped or developing economies where political and business conditions are less predictable. In recent years, more than 50% of the Company's total sales occurred outside the United States.

Other factors that could cause actual results to differ materially from those contemplated include:

     - Factors affecting customers' purchases of new equipment, rebuilds, parts and services such as:
          production capacity, stockpiles and production and consumption rates of coal, copper, iron, gold, fiber, paper/paperboard, recycled paper, steel and other commodities; the cash flows of customers; the cost, availability and quality of financing to customers and the ability of customers to obtain regulatory approval for investments in mining, papermaking, steel making, automotive manufacturing and other heavy industrial projects; consolidations among customers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles, particularly in the paper and mining businesses.

     - Factors affecting the Company's ability to capture available sales opportunities, including: customers' perceptions of the quality and value of the Company's products as compared to competitors' products; whether the Company has successful reference installations to show customers, especially for papermaking and mining equipment; customers' perceptions of the health and stability of the Company as compared to its competitors; the Company's ability to assist with competitive financing programs and the availability of manufacturing capacity at the Company's factories.

     - Factors affecting the Company's ability to successfully manage sales it obtains, such as:
          the accuracy of the Company's cost and time estimates for major projects; the adequacy of the Company's systems to manage major projects and its success in completing projects on time and within budget; the Company's success in recruiting and retaining managers and key employees; wage stability and cooperative labor relations; plant capacity and utilization; and whether acquisitions are assimilated and divestitures completed without notable surprises or unexpected difficulties.

     -    Factors affecting the Company's general
          business, such as: unforeseen patent, tax, product, environmental, employee health or benefit or contractual liabilities; nonrecurring restructuring charges; changes in accounting or tax rules or regulations; and reassessments of asset valuations such as inventories.

     - Factors affecting general business levels, such as political or economic turmoil in major markets such as the United States, Canada, Europe, Asia and the Pacific Rim, South Africa,
          Australia and Chile; environmental and trade regulations; and currency stability and ease of exchange of currencies.


 Item 2. Properties

     As of October 31, 1997, the following principal properties were owned, except as indicated. All of these plants are generally suitable for operations.

     Harnischfeger Industries owns a 94,000 square foot office building in St. Francis, Wisconsin, which is used as its worldwide corporate headquarters.

                  MINING EQUIPMENT LOCATIONS


                             Floor Space     Land Area
   Plant and Location        (Sq. Ft.)       (Acres)    Principal Operations
-------------------------   -----------     ---------   --------------------
Milwaukee, Wisconsin.....     1,067,000      46   Electric mining shovels,
                                             hydraulic mining excavators,
                                             electric and diesel-electric
                                             draglines and large
                                             rotary blasthole drills.
                                             Crane welding.

Milwaukee, Wisconsin.....       180,000      13   Electrical products,
                                             heavy duty overhead
                                             and portal crane
                                             components and
                                             service parts warehouse.
                                             Crane assembly.

Franklin, Pennsylvania...       714,640      63   Underground coal mining
                                             machinery,
                                             components and parts.

Warrendale, Pennsylvania.        82,750      13   Underground coal mining
                                             parts and service.

Reno, Pennsylvania.......       121,400      22   Components and parts
                                             for mining machinery.

Brookpark, Ohio..........        85,000       4   Components and parts
                                             for mining machinery.
Solon, Ohio..............        96,800      14   Components and parts
                                             for mining machinery.

Abingdon, Virginia.......        63,400      22   Underground coal
                                             mining machinery
                                             and components.
Bluefield, Virginia......       102,160      15
Duffield, Virginia.......        72,000      11
Homer City, Pennsylvania.        79,500      10   Mining machinery rebuild,
Meadowlands, Pennsylvania       118,316      13   service and
Mt. Vernon, Illinois.....       107,130      12   parts sales.
Price, Utah..............        44,200       6

Mesa, Arizona............        12,000       5   Components and parts
                                             for mining machinery.
Bassendean, Australia....        72,500       5   Components and parts
                                             for mining machinery.

Mt. Thorley, Australia...        81,800      11   Components and parts
                                             for mining machinery.
Kurri Kurri,
  Australia..............        61,000       7   Mining machinery rebuild,
                                             service and
                                             parts sales.
Mackay, Australia........        35,500       3   Components and parts
                                             for mining machinery.

Litigow, Australia.......         9,000       2   Parts sales for mining
                                             machinery parts
                                             sales.

Wollongong, Australia....        54,000       3   Rebuild service center.

Moss Vale, Australia.....       107,000      18   Underground coal mining
                                             machinery,
                                             components and parts.

Parkhurst, Australia.....        26,900      15   Rebuild service center.

Rockhampton, Australia...         8,000       3   Sales.
Johannesburg, So.
  Africa.................        44,000(1)    1   Electrical products and
                                             components for
                                             mining shovels.

Steeledale, South Africa.       557,400      15   Underground coal mining
                                             machinery, components
                                             and parts.

Wadeville, South Africa         154,000      34   Coal mining machinery
                                             assembly and
                                             service.

Belo Horizonte, Brazil...        37,700       1   Components and parts
                                             for mining
                                             shovels.

Santiago, Chile..........         6,800       1
Antofagasta, Chile.......         9,000       1   Electrical and
Calama, Chile............         5,500       1   mechanical repairs.

Pinxton, England.........        76,000      10   Fabrication.

Wigan, England...........       337,000      27   Mining machinery,
                                             components and parts.

Worcester, England.......       100,000       9   Mining machinery,
                                             components and parts.

Bestwood, England........       190,000(2)   16   Service and rebuilds.
-------------------------

(1) Under a lease expiring in 2005.
(2) Under a lease expiring in 1998.


     The mining equipment segment operates warehouses in Casper, Gillette and Green River, Wyoming; Hibbing, Minnesota; Charleston and Pineville, West Virginia; Milwaukee, Wisconsin; Mesa, Arizona; Elco, Nevada; Birmingham, Alabama; Carlsbad, New Mexico; Norton, Virginia; Lovely and Henderson, Kentucky; Hinton, Sparwood, Cornwall and Vancouver, Canada; Cardiff, Bayswater, Mt. Thorley, Gracemere, Rockhampton, Emerald, Kurri Kurri and Litigow, Australia; Belo Horizonte, Brazil; Santiago, Iquique and Calama, Chile; Johannesburg, Wadeville and Hendrina, South Africa; Stobswood and Bestwood, England and Puerto Ordaz, Venezuela. The warehouses in Casper, Hibbing, Milwaukee, Mt. Thorley, Belo Horizonte and Johannesburg are owned; the others are leased. In addition, the segment leases sales offices throughout the United States and in principal locations in other countries.

             PULP AND PAPER MACHINERY LOCATIONS

                             Floor Space    Land Area
    Plant and Location        (Sq. Ft.)      (Acres)   Principal Operations
--------------------------   -----------    ---------  --------------------
Beloit, Wisconsin.........    928,000         40  Papermaking machinery
                                             and finished product
                                             processing equipment.

Waukesha, Wisconsin.......     57,000         10  Castings, pattern shop
                                             and finished
                                             product processing.

Waukesha, Wisconsin.......     76,000(1)           13  Refiner plate machining,
                                             finished product
                                             processing and warehousing.

Rockton, Illinois.........    469,000        203  Papermaking machinery,
                                             finished product
                                                    processing equipment
                                             and R&D center.

Dalton, Massachusetts.....    277,000         55  Stock and pulp preparation
                                             equipment and
                                                     specialized processing
                                             systems.

Lenox, Massachusetts......    127,000         19  Winders.
Pittsfield,
  Massachusetts...........     36,000         30  Research and development
                                             facility and
                                             pilot plant for
                                             process simulation.
Aiken, South Carolina.....    127,000         17
Columbus, Mississippi.....    133,000         22  Rubber and polymeric
Federal Way, Washington...     55,000          3  covers for rolls;
Neenah, Wisconsin.........     77,000         10  Rubber blankets; rubber
Clarks Summit, Pennsylvania    99,800         10  linings and
Renfrew, Canada...........    145,000         22  metal roll repairs.

Hattiesburg, Mississippi..    100,000         15  Component parts and repair
                                             of stock and pulp
                                             preparation equipment,
                                             papermaking    machinery
                                             and finished product
                                             processing equipment.

Kalamazoo, Michigan.......     23,500          1  Filled rolls for
                                             supercalenders and
                                                    specialty rolls.

Portland, Oregon..........     41,000          5  Bulk materials handling
                                             and drying systems.

Rochester, New Hampshire..     15,650          5  Specialty services
                                             provided principally
                                             to the paper industry.

Nashua, New Hampshire.....    425,000         63  Stock and pulp preparation
                                             equipment and specialized
                                             processing systems.
Pensacola, Florida........      7,250          2  Specialty services
                                             provided principally
                                             to the paper industry.

Sandusky, Ohio............    254,000         13  Centrifugal castings.
Glenrothes, Scotland......     56,000          8  Centrifugal castings.
Sherbrooke, Quebec, Canada    337,000         26  Stock and pulp preparation
                                             equipment and
                                             specialized processing
                                             systems.
Campinas, Brazil..........    202,000         33  Papermaking machinery
                                             and finished
                                             product processing
                                             equipment; stock and
                                             pulp preparation
                                             equipment; woodyard and
                                             pulp plant equipment.

Bolton, England...........    465,400         73  Papermaking machinery
                                             and finished
                                             product processing
                                             equipment; stock and
                                             pulp preparation equipment.

Pinerolo, Italy...........    517,400         18  Papermaking machinery
                                             and finished
                                             product processing
                                             equipment; stock and
                                             pulp preparation equipment.

Jelenia Gora, Poland......    271,500         28  Papermaking machinery
                                             and finished
                                             product processing
                                             equipment; stock and
                                             pulp preparation equipment.

Swiecie, Poland...........     37,000 (2)           4  Components and parts
                                             for papermaking
                                                      machinery equipment.

Tullins, France...........    145,000          9  Roll repair facility
                                             and other general
                                             maintenance.

Cernay, France............     35,200         15  Roll-covering service.
-------------------------

(1) Under a lease expiring in 2007.
(2) Under a lease expiring in 2019.


     The Pulp and Paper Machinery business has warehouse space at the above facilities and in addition maintains leased facilities in Memphis, Tennessee; Swiecie, Poland;
and Montreal, Canada. Sales offices are also maintained at various locations throughout the world.

            P&H MATERIAL HANDLING LOCATIONS

                            Floor Space     Land Area
   Plant and Location        (Sq. Ft.)       (Acres)     Principal Operations
-------------------------   -----------     ---------    -------------------
Windsor, Wisconsin.....          55,000 (1)       5  Remanufacture of
                                              overhead cranes,
                                              hoists and material
                                              handling equipment.

Oak Creek, Wisconsin.....   277,000         36  Engineered and
                                              standard overhead
                                                     cranes, hoists
                                              and material
                                                     handling equipment.

Franklin, Ohio...........    75,000         18  Standard overhead
                                              cranes and service.

Birmingham, Alabama......    36,500           3 Standard overhead
                                              cranes and
                                              service.

Simpsonville, S. Carolina   40,400 (2)          6    Standard overhead
                                              cranes and service.

Loughborough, England....   420,000         36  Engineered and
                                              standard overhead
                                              cranes, hoists,
                                              controls and
                                              material handling
                                              equipment.

Johannesburg, South Africa  124,000          7  Engineered and
                                              standard overhead
                                                     cranes, hoists
                                              and material
                                                     handling equipment.

Mexico City, Mexico......    65,000          3  Engineered and
                                              standard overhead
                                              cranes, hoists
                                              and material
                                              handling equipment.


Mississauga, Canada......   17,600 (3)          1    Manufacture of brakes.

Edmonton, Canada.........   58,300           3  Standard overhead
                                              cranes and service.
Singapore, Singapore.....   21,200 (4)          1    Standard overhead
                                              cranes and hoist
                                              distribution.
----------------------------------

(1) Under a lease expiring in 2002
(2) Under a lease expiring in 1999
(3) Under a lease expiring in 2000
(4) Under a lease expiring in 2024


   The material handling division has leased facilities for its company owned Material Handling Centers in San
Leandro, California; Reno, Nevada; Dallas and Houston,
Texas; New Orleans, Louisiana; Nashua, New Hampshire;
Chicago, Illinois; Detroit and Grand Rapids, Michigan;
Pittsburgh, Pennsylvania; Columbus, Cincinnati and
Cleveland, Ohio; Louisville, Kentucky; Denver, Colorado;
Waukesha, Wisconsin; Lynwood, Washington; Phoenix, Arizona;
and Richmond, Calgary and Saskatoon, Canada. In addition, the division leases sales offices throughout the United
States and in principal locations in other countries. It also has approximately 24 leased locations for service operations in the United Kingdom, Mexico and South Africa.

     Information relating to lease commitments is presented in Note 11 to the Consolidated Financial Statements incorporated herein by reference.

Item 3. Legal Proceedings

     The Company is party to litigation matters and claims, which are normal in the course of its operations. Also, as a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect income on a quarter-to-quarter basis, management believes that such matters will not have a materially adverse effect on the Company's consolidated financial position. In the case of Beloit Corporation, certain litigation matters and claims are currently pending in connection with its contractual undertakings. Beloit may on occasion enter into arrangements to participate in the ownership of or operate pulp or papermaking facilities in order to satisfy contractual undertakings or resolve disputes.

   One of the claims against Beloit involves a lawsuit brought by Potlatch Corporation that alleges pulp line washers supplied by Beloit for less than $15 million failed to perform satisfactorily. In June, 1997, a Lewiston, Idaho jury awarded Potlatch $95 million in damages in the case. Beloit has appealed this award to the Idaho Supreme Court. While the eventual outcome of the Potlatch case cannot be predicted, reserves in the October 31, 1997 Consolidated Balance Sheet are less than the full amount of the jury award.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

Executive Officers of the Registrant

     The following table sets forth, through the date of filing this 10-K report, the executive officers of Harnischfeger Industries, their ages, their offices with Harnischfeger Industries and the period during which they have held such offices.


            Name              Age    Current Office and Principle Occupation
----------------------------  ---    ---------------------------------------
Jeffery T. Grade............  54     Chairman of the Board and Chief Executive
                                  Officer since 1993; Chief Executive Officer
                             since 1992; President and Chief Operating
                             Officer from 1986 to 1995; Director since 1983;
                             Senior Vice President, Finance and Administration
                             and Chief Financial Officer from 1983 to 1986.

 Number of Years as an Officer   15

John Nils Hanson............  56  President and Chief Operating Officer
                             since July 1, 1995;  President and Chief
                             Executive Officer of Joy Mining Machinery
                             1990 to July 1995. Director since 1996.

Number of Years as an Officer          2

Francis M. Corby, Jr........  53     Executive Vice President for Finance and
                                     Administration since December 1994;
                             Senior Vice President, Finance and
                             Chief Financial Officer
                                     from 1986 to December 1994.
                             Director since 1996.

Number of Years as an Officer          12

James A. Chokey.............  54     Executive Vice President for Law and
                             Government Affairs since July 1997;
                             Senior Vice President, Law and
                             Corporate Development of Beloit
                             Corporation from 1996 to July 1997.

Number of Years as an Officer          -

Mark E. Readinger...........  44     Senior Vice President since
                             August, 1997; President
                                     and Chief Operating Officer of
                             Joy Mining Machinery since 1996;
                             Senior Vice President of Marketing
                             and General Manager of the
                             Joy North American Aftermarket
                                     Operations from 1994 to 1996.

Number of Years as an Officer          -

Robert W. Hale..............  51     Senior Vice President since
                             August, 1997; President
                                     of P&H Mining Equipment since
                             December 1994; Vice
                                     President of P&H Material
                             Handling from 1998 to 1994.

Number of Years as an Officer          -

Thomas Engelsman............  47     Senior Vice President since
                             August, 1997; President of
                                     Beloit Corporation since August, 1995.

Number of Years as an Officer          -


Mr. Chokey joined Beloit Corporation in April 1996. Prior to joining the Company, Mr. Chokey held similar positions with Cooper Industries, A.O. Smith Corporation, RTE
Corporation and Joy Technologies Inc., where he was employed from 1973 to 1987.

Mr. Readinger joined Joy in 1994.  Prior to joining Joy, Mr.
Readinger held several positions at TRW, Inc. and its subsidiaries from 1989 to 1994, including Vice President and General Manager, Manager of Strategic Development and
Director of Planning.

Mr. Engelsman joined Beloit Corporation in August, 1995.
Prior to joining Beloit Corporation, Mr. Engelsman was
President and Chief Executive Officer of the Energy
Management division of Landis and Gyr from 1991 to 1995.

     The business address of each such person is 3600 South Lake Drive, St. Francis, Wisconsin 53235-3716. All officers listed above are citizens of the United States of America except for Mr. Engelsman who is a citizen of Australia. Officers are elected annually but may be removed at any time at the discretion of the Board of Directors. There are no family relationships between the foregoing officers.


                         PART II

     The information required by Items 5 through 8 is incorporated herein by reference from the 1997 Annual Report to Shareholders. Item 7a is not applicable.

 Form 10-K
Item Number
-----------
Item 5.        Market for the Registrant's Common Stock
               and Related Stockholder
               Matters (see also information filed in
               this report on Form 10-K)
Item 6.        Selected Financial Data
Item 7.        Management's Discussion and Analysis of
               Financial Condition and
               Results of Operations
Item 8.        Financial Statements and Supplementary Data
Item 9.        Changes in and disagreements with
               Accountants on Accounting and
               Financial Disclosure:  None



                       PART III

     All information required by Items 10 through 13 of Part III, with the exception of information on the Executive Officers which appears in Part I of this report, is incorporated by reference from the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.


                      PART IV



Item 14. Exhibits, Financial Statement Schedules and
Reports on Form 8-K.*

(a)   The following documents are filed as part of this
report:
      (1) Financial Statements
      Consolidated Statement of Income for the years ended
          October 31, 1997, 1996 and 1995
      Consolidated Balance Sheet at October 31, 1997 and
        1996
      Consolidated Statement of Cash Flow for the years
       ended October 31, 1997, 1996 and 1995
      Consolidated Statement of Shareholders' Equity for
        the years ended October 31, 1997, 1996 and 1995
   Notes to Consolidated Financial Statements
      Report of Independent Accountants

* Incorporated by reference from the 1997 Annual Report to Shareholders.

 (2) Financial Statement Schedule

      For the Years Ended October 31, 1997, 1996 and 1995:
      II. Valuation and Qualifying Accounts

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

      (3) Exhibits


Exhibit
Number                         Exhibit
-------      --------------------------------------------
3(a)         Restated Certificate of Incorporation of
        Harnischfeger Industries, Inc. (incorporated
        by reference to Exhibit 3(a) to Report of
        Harnischfeger Industries, Inc. on Form 10-Q
        for the quarter ended April 30, 1997).
 (b)         Bylaws of Harnischfeger Industries, Inc.,
        as amended April 15, 1997 (incorporated by
        reference to Exhibit 3(b) to Report of
        Harnischfeger Industries, Inc. on Form 10-Q for
        the quarter ended April 30, 1997).
 (c)         Certificate of Designations of Preferred Stock,
        Series D (incorporated by reference to
        Exhibit 28.1(b) to Registrant's Current
        Report on Form 8-K dated March 25, 1992).
4(a)    9.1% Series A Senior Note Agreement dated as
        of September 15, 1989 (incorporated by
        reference to Exhibit 4(b) to Report of Harnischfeger
            Industries, Inc. on Form 10-K for the year
        ended October 31, 1991, File No. 1-9299).
  (b)   9.1% Series B Senior Note Agreement dated
        as of October 15, 1989 (incorporated by reference
        to Exhibit 4(c) to Report of Harnischfeger
            Industries, Inc. on Form 10-K for the year
        ended October 31, 1991, File No.  1-9299).
  (c)   8.95% Series C Senior Note Agreement dated
        as of February 15, 1991 (incorporated by
        reference to Exhibit 4(d) to Report of
        Harnischfeger Industries, Inc. on Form 10-K
        for the year ended October 31, 1991, File No.
             1-9299).
  (d)   8.9% Series D Senior Note Agreement dated
        as of October 1, 1991 (incorporated by
        reference to Exhibit 4(e) to Report of
        Harnischfeger Industries, Inc. on
        Form 10-K for the year
        ended October 31, 1991, File No. 1-9299).
  (e)   Indenture for Debentures issued March 3, 1992
        between Harnischfeger Industries, Inc. and
        Continental Bank, National Association,
        Trustee, dated March 1, 1992 (incorporated
        by reference to Exhibit 4(f) to Report of
        Harnischfeger Industries, Inc. on Form 10-K
        for the year ended October 31,1992,
        File No. 1-9299).
  (f)   First Supplemental Indenture for Debentures
        issued June 22, 1992 between
        Harnischfeger Industries, Inc. and Continental
        Bank, National Association,
        Trustee, dated June 12, 1992 (incorporated by
        reference to Exhibit 4(g) to Report of
        Harnischfeger Industries, Inc. on Form 10-K
        for the year ended October 31, 1992,
        File No. 1-9299).
  (g)   Registration Statement filed on Form S-3,
        for issuance of Debt Securities of
        up to $150,000,000 dated August 22, 1992,
        File No. 33-51436 (incorporated by
        reference to Exhibit 4(h) to Report of
        Harnischfeger Industries, Inc. on Form 10-K
        for the year ended October 31, 1992,
        File No. 1-9299).
  (h)        Registration Statement filed on Form S-3,
        for issuance of Debt Securities of up to
        $200,000,000 dated April 10, 1996, File No. 333-2401.
  (i)   Rights Agreement dated as of February 8, 1989
        between the Registrant and the
        First National Bank of Boston, as Rights Agent,
        which includes as Exhibit A the Certificate
        of Designations of Preferred Stock, Series D,
        setting forth the terms of the Preferred Stock,
        Series D; as Exhibit B the Form of Rights
        Certificate; and as Exhibit C the Summary
        of Rights to Purchase Preferred Stock,
        Series D (Incorporated by reference to
        Exhibit 1 to Registrant's Registration Statement
        on Form 8-A filed on February 9, 1989).
  (j)        Amendment No. 1 to the Rights Agreement dated
        as of October 9, 1995.
  (k)   Harnischfeger Industries, Inc. Stock Employee
        Compensation Trust Agreement effective as of
        March 23, 1993 (incorporated by reference to
        Exhibit 4(k) to Report of Harnischfeger
        Industries, Inc. on Form 10-K for the year ended
        October 31, 1993, File No.1-9299).*
  (l)        Amendment One to Harnischfeger Industries, Inc.
        Stock Employee Compensation Trust Agreement dated
        January 1, 1994.(incorporated by reference to Exhibit
        4(j) to Report of Harnischfeger Industries, Inc.
        on Form 10-K for the year ended October 31, 1995,
        File No. 1-9299).*
  (m)        Amendment Two to Harnischfeger Industries, Inc.
        Stock Employee Compensation Trust Agreement dated
        May 6, 1995 (incorporated by reference to Exhibit
        4(k) to Report of Harnischfeger Industries, Inc.
        on Form 10-K for the year ended October 31, 1995,
        File No. 1-9299).*
  (n)        $500,000,000 Credit Agreement dated as of
        October 17, 1997 among Harnischfeger Industries Inc.
        as borrower and each other financial institution which
        from time to time thereto as lenders, Chase
        Manhattan Bank as Administrative Agent, First Chicago
        Markets, Inc. as Syndication Agent and Royal Bank of
        Canada as Documentaion Agent.
  (o)        Form of Indenture, dated as of September 1, 1993,
        for Joy Technologies Inc.'s 10 1/4% Senior Notes
        due 2002(incorporated by reference to Exhibit 4.1
        to Joy Technologies Inc.'s Report on Form 10-Q for
        the quarter ended August 27, 1993, filed
        October 7, 1993).
 9(a)        Amendment No. 1 to Form of Indenture for Joy
        Technologies Inc.'s 10 1/4% Senior Notes due 2002.
  (b)        Amendment No. 2 to Form of Indenture for Joy
        Technologies Inc.'s 10 1/4% Senior Notes due 2002.
10(a)   Harnischfeger Industries, Inc. 1988 Incentive
        Stock Plan, as amended on March 6, 1995 (incorporated
        by reference to Exhibit 10(a) to Report of
        Harnischfeger Industries, Inc. on Form 10-K for
        the year ended October 31, 1995, File No. 01-9299).*
  (b)        Harnischfeger Industries, Inc. Stock Incentive Plan
        as amended and restated as of February 10, 1997
        (incorporated by reference to Exhibit 10(a)
        to Report of Harnischfeger Industries, Inc. on form
        10-Q for the quarter ended January 31, 1997).*
  (c)        Harnischfeger Industries, Inc. Executive Incentive Plan,
        as amended and restated as of February 10, 1997
        (incorporated by reference to Exhibit 10(b) to Report of
        Harnischfeger Industries, Inc. on Form 10-Q for
        the quarter ended January 31, 1997).*
  (d)        Long-Term Compensation Plan for Key Executives
        as of September 8, 1997.*
  (e)   Harnischfeger Industries, Inc. Supplemental
        Retirement and Stock Funding Plan, as amended
        and restated as of February 10, 1997 (incorporated
        by reference to Exhibit 10(b) to Report of Harnischfeger
        Industries, Inc. on Form 10-Q for the quarter
        ended January 31, 1997).*
  (f)   Directors Stock Compensation Plan,as amended and restated, as of February 10, 1997 (incorporated by reference
        to Exhibit 10(b) to Report of Harnischfeger Industries,
        Inc. on Form 10-Q for the quarter ended January 31, 1997).*
  (g)   Service Compensation Agreement for Directors
        effective as of June 1, 1992 (incorporated by reference
        to Exhibit 10(g) to Report of Harnischfeger
        Industries, Inc. on Form 10-K for the year
        ended October 31, 1992, File No. 1-9299).*
  (h)        Long-Term Compensation Plan for Directors
        as of September 8, 1997.*
  (i)        Joy Technologies Inc. 1991 Stock Option and
        Equity Incentive Plan dated November 12, 1991
        (incorporated by reference to Exhibit 99-1999.1 to
        Registration Statement on For S-8, File No. 33-57209).*
  (j)   Amendment to Joy Technologies Inc. 1991 Stock
        Option and Equity Incentive Plan dated November
        29, 1994 (incorporated by reference to
        Exhibit 99-1999.2 to Registration Statement on
        Form S-8, File No. 33-57209).*
  (k)   Harnischfeger Industries Deferred Compensation Trust
        as amended and restated as of October 9, 1995
        (incorporated by reference to exhibit 10 to Report of
        Harnischfeger Industries, Inc. on Form 10-Q for
        the quarter ended January 31, 1995, File No. O1-9299).*
  (l)   Amendment No. 1 to Harnischfeger Industries
        Deferred Compensation Trust as amended and
        restated as of October 9, 1995 (incorporated by
        reference to Exhibit 10(j) to Report of Harnischfeger
        Industries, Inc. on Form 10-K for the year ended
        October 31, 1996, File No. 01-9299).*
  (m)        Amended and Restated Grant Letter issued on
        June 8, 1997 to Jeffery T. Grade.*
  (n)        Amended and Restated Grant Letter issued on
        June 8, 1997 to Francis M. Corby, Jr.*

11           Statement Re Computation of Earnings Per Share.

13      1997 Annual Report to Shareholders

21      Subsidiaries of the Registrant.

23           Consent of Price Waterhouse LLP

24           Powers of Attorney.

27      Financial Data Schedule

_____________________________________

  * Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K

   NONE

       REPORT OF INDEPENDENT ACCOUNTANTS ON
           FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
Harnischfeger Industries, Inc.

Our audits of the consolidated financial statments referred to in our report dated November 18, 1997 appearing in the 1997 Annual Report to Shareholders of Harnischfeger Industries, Inc.(which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
November 18, 1997



                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St.
Francis, Wisconsin, on the 29th day of January 1998.


                          HARNISCHFEGER INDUSTRIES, INC.
                                  (Registrant)

                           /s/FRANCIS M. CORBY, JR.
                         ----------------------------
                            Francis M. Corby, Jr.
                         Executive Vice President for
                          Finance and Administration


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 29, 1998.

              Signature                             Title
-------------------------------       --------------------------------------
           /s/JEFFERY T. GRADE         Chairman and Chief Executive Officer
       -------------------------
              Jeffery T. Grade
           /s/JOHN NILS HANSON         Director and President and Chief
           ---------------------       Operating Officer
              John Nils Hanson
         /s/FRANCIS M. CORBY, JR.      Director and Executive Vice
         -----------------------       President for Finance
            Francis M. Corby, Jr.      and Administration
           /s/JAMES C. BENJAMIN        Vice President and Controller
        ------------------------
              James C. Benjamin
                   (1)                           Director
        ------------------------
            Donna M. Alvarado
                   (1)                           Director
        ------------------------
            Larry D. Brady
                   (1)                           Director
        ------------------------
            John D. Correnti
                   (1)                           Director
        ------------------------
             Harry L. Davis
                   (1)                           Director
        ------------------------
            Robert M. Gerrity
                   (1)                           Director
        ------------------------
            Robert B. Hoffman
                   (1)                           Director
        ------------------------
            Ralph C. Joynes
                   (1)                           Director
        ------------------------
       Jean-Pierre Labruyere
                   (1)                           Director
        ------------------------
        L. Donald LaTorre
                   (1)                           Director
        ------------------------
        Leonard E. Redon
                   (1)                           Director
        ------------------------
        Donald Taylor

-------------------------
(1) Jeffery T. Grade, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named
Directors of
    Harnischfeger Industries, Inc. pursuant to powers of attorney executed by each of such Directors and filed with the Securities and Exchange Commission as an exhibit to this report.


January 29, 1998

By:     /s/JEFFERY T. GRADE
       --------------------
           Jeffery T. Grade,
           Attorney-in-fact

                                                          Item 5

MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

THE ANNUAL MEETING

The annual meeting of the shareholders of Harnischfeger
Industries, Inc. will be held at Milwaukee's Wyndham Hotel,
139 E. Kilbourn Ave., on Tuesday, April 14, 1998 at 10:00 a.m.

ANNUAL REPORT ON FORM 10-K

Copies of the annual report on Form 10-K, filed with the Securities and Exchange Commission, will be available to shareholders after February 15, 1998 without charge on request to:

   Shareholder Services
   Harnischfeger Industries, Inc.
   P.O. Box 554
   Milwaukee, WI  53201-0554
   Telephone: (414)486-6480

TRANSFER AGENT AND REGISTRAR

Bank of Boston
c/o Boston EquiServe
Mail Stop 45-02-64
P.O. Box 644
Boston, MA  02102-0644
Telephone:(617)575-3400

MARKET AND OWNERSHIP OF COMMON STOCK

The principal market for the Company's Common Stock is the New York Stock Exchange, where its trading symbol is HPH.
As of October 31, 1997, the approximate number of holders of record of the Company's Common Stock was 2,000. In addition, there were an estimated 10,000 beneficial owners of shares held of record by brokers and fiduciaries.

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



                                   HARNISCHFEGER INDUSTRIES, INC.
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                              (Thousands of Dollars)


                                      Balance at    Additions
                                       Beginning       by
        Classification                  of Year    Acquisition
------------------------------         ----------   -----------
Allowances Deducted in Balance Sheet
  from Accounts Receivable:

For the year ended October 31, 1997
   Doubtful accounts                     $ 8,612       $   158
                                          ======        ======
For the year ended October 31, 1996
   Doubtful accounts                     $ 7,604       $ 2,240
                                          ======        ======
For the year ended October 31, 1995
   Doubtful accounts                     $ 7,230       $   495
                                          ======        ======


(1) Represents write-off of bad debts, net of recoveries.

                                    HARNISCHFEGER INDUSTRIES, INC.
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                              (Thousands of Dollars)

                                          Additions
                                          Charged
        Classification                    to Expense    Deductions(1)
------------------------------            -----------   -------------
Allowances Deducted in Balance Sheet
  from Accounts Receivable:

For the year ended October 31, 1997
   Doubtful accounts                          $ 2,604       $(3,006)
                                               =======       =======
For the year ended October 31, 1996
   Doubtful accounts                          $ 4,278       $(4,381)
                                               =======       =======

For the year ended October 31, 1995
   Doubtful accounts                          $ 1,483       $(1,514)
                                               =======       ========


(1) Represents write-off of bad debts, net of recoveries.

                                 HARNISCHFEGER INDUSTRIES, INC.
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                              (Thousands of Dollars)

                                                Other Items
                                              Including
                                              Transactions
                                            Currency     of
                                      Translation  Discontinued
        Classification                       Effects     Operations
------------------------------        ------------- -----------
Allowances Deducted in Balance Sheet
  from Accounts Receivable:

For the year ended October 31, 1997
   Doubtful accounts                         $  (291)     $ 242
                                              =======     =======
For the year ended October 31, 1996
   Doubtful accounts                         $(1,117)     $ (12)
                                              =======     =======

For the year ended October 31, 1995
   Doubtful accounts                         $   (26)     $ (64)
                                     =======     =======

(1) Represents write-off of bad debts, net of recoveries.

                                  HARNISCHFEGER INDUSTRIES, INC.
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                              (Thousands of Dollars)



                                      Balance
                                  at End
        Classification                     of Year
------------------------------           ---------
Allowances Deducted in Balance Sheet
  from Accounts Receivable:

For the year ended October 31, 1997
   Doubtful accounts                   $ 8,319
                                           =======
For the year ended October 31, 1996
   Doubtful accounts                  $ 8,612
                                           =======

For the year ended October 31, 1995
   Doubtful accounts                      $ 7,604
                                  =======


(1) Represents write-off of bad debts, net of recoveries.

Allowance Deducted in Balance Sheet from Deferred Tax Assets:
                                          Balance at    Additions/    Balance
                                          Beginning     Deductions-   at end
                                           of Year          Net       of Year
                                         ----------      ----------   --------
For the year ended October 31, 1997      $ 44,968        $(10,073)    $ 34,895
                                         ==========      ==========   ========
For the year ended October 31, 1996      $ 18,256        $ 26,712     $ 44,968
                                         ==========      ==========   ========
For the year ended October 31, 1995      $ 14,206        $  4,050     $ 18,256
                                         ==========      ==========   ========
/TABLE

                                                               EXHIBIT 11

                                   HARNISCHFEGER INDUSTRIES, INC.
                          CALCULATIONS OF EARNINGS (LOSS) PER SHARE
                     (Dollar amounts in thousands except per share amounts)

                                                   Year Ended October 31,
                                                   ----------------------
            Determination of Number of Shares                1997        1996
            ---------------------------------         ----        ----

Average shares outstanding..........................     47,826,813     47,196,388
                                                  =========== ==========

                 Net Income (Loss)
       -----------------
Income from Continuing Operations..................       $152,840       $114,217
Loss from and Net Loss on Sale of Discontinued
  Operation, net of applicable income taxes..........       -         -
Extraordinary Loss on Retirement of Debt, net of
  applicable income taxes............................      (12,999)             -
                                                   ---------   ---------
Net Income ..........................................     $139,841       $114,217
                                                   ========    =========
                      Earnings (Loss) Per Share
     -------------------------
Income from continuing operations...................        $ 3.20          $ 2.42
Loss from and net loss on sale of
 discontinued operation..............................       -         -
Extraordinary loss on retirement of debt.............        (0.27)             -
                                                     --------    ------
Net Income Per Share................................        $ 2.93         $ 2.42
                                                    ========    ========



                                                             EXHIBIT 11

                                   HARNISCHFEGER INDUSTRIES, INC.
                          CALCULATIONS OF EARNINGS (LOSS) PER SHARE
                     (Dollar amounts in thousands except per share amounts)

                                            Year Ended October 31,
                                            ----------------------
            Determination of Number of Shares             1995
            ---------------------------------           -------
Average shares outstanding............................   46,218,144
                                                        ==========
                 Net Income (Loss)
       -----------------
Income from Continuing Operations.....................    $ 92,120
Loss from and Net Loss on Sale of Discontinued
  Operation, net of applicable income taxes...........     (31,235)
Extraordinary Loss on Retirement of Debt, net of
  applicable income taxes.............................      (3,481)
                                                         ---------
Net Income ...........................................    $ 57,404
                                                         =========
                      Earnings (Loss) Per Share
     -------------------------
Income from continuing operations.....................      $ 1.99
Loss from and net loss on sale of
 discontinued operation...............................       (0.67)
Extraordinary loss on retirement of debt..............       (0.08)
                                                           -------
Net Income Per Share..................................           $ 1.24
                                                           =======

Exhibit 4(j)

        AMENDMENT NO. 1 TO RIGHTS AGREEMENT
       -------------------------------------

       AMENDMENT, dated as of October 9, 1995, to the Rights Agreement, dated as of February 8, 1989 (the "Rights Agreement"),
                         -----------------------
between Harnischfeger Industries, Inc., a Delaware
corporation (the "Company"), and The First National Bank of Boston, as Rights Agent (the
 ------------
"Rights Agent").
 -----------------
       The Company and the Rights Agent have heretofore executed and entered into the Rights Agreement. Pursuant to Section
26 of the Rights Agreement, the Company and the Rights Agent may from time to time supplement or amend the Rights
Agreement in accordance with the provisions of Section 26 thereof. All acts and things necessary to make this Amendment a valid agreement, enforceable according to its terms, have been done and performed, and the execution and delivery of this Amendment by the Company and the Rights
Agent have been in all respects duly authorized by the Company and the Rights Agent.

       In consideration of the foregoing and the mutual agreements set forth herein, the parties hereto agree as follows:
          1.The Rights Agreement is hereby further modified and amended by inserting the following after the last sentence of
Section 1(a):
          Notwithstanding the foregoing, if the Board of Directors of the Company determines in good faith that a Person who would otherwise be an "Acquiring Person", as defined pursuant to the foregoing provisions of this paragraph (a), has become such inadvertently, and such Person divests as promptly as practicable a sufficient number of shares of Common Stock so that such Person would no longer be an "Acquiring Person", as defined pursuant to the foregoing provisions of this paragraph (a), then such Person shall not be deemed to be an "Acquiring Person" for any purposes of this Agreement.

       2.Section 1(k) of the Rights Agreement shall be deleted in its entirety and replaced with the following:
          (k) "Distribution Date" shall mean the Close of Business on the earlier of (i) the tenth day after the Stock
          Acquisition Date and (ii) the tenth Business Day
          (or such later date as may be determined by action of the Board of Directors prior to such time as any Person becomes an Acquiring Person) after the first date (including, without limitation, any such date which is on or after the date of this Agreement and prior to the issuance of the Rights) of the commencement of, or first public disclosure of the intent to commence, by any Person (other than an Exempt
          Person) a tender or exchange offer for
          securities of the Company if, upon consummation thereof, such Person could be the Beneficial
          Owner of 20% or more of the Common Stock then outstanding, determined without taking into account any securities exercisable or exchangeable for, or convertible into, Common
          Stock (other than any such securities
          beneficially owned by any such Person).


       3.The first sentence of Section 11(a) (ii) of the Rights
Agreement shall be deleted in its entirety and replaced with the following:
          A "Triggering Event" shall be deemed to occur in the event that any Person shall become an Acquiring Person.


       4.Section 23(a) of the Rights Agreement shall be deleted in its entirety and replaced with the following:

          (a)The Board of Directors of the Company may, at its option, at any time prior to the earlier of
          (i) such time as any Person becomes an Acquiring
          Person, (ii) the effective time of a Business
          Combination and (iii) the Expiration Date, redeem all but not less than all of the then-outstanding Rights at a redemption price of $.02 per Right (appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date of this Agreement).


       5.This Amendment to the Rights Agreement shall be governed by and construed in accordance with the laws of the State of Delaware and for all purposes shall be governed by and construed in accordance with the laws of such State applicable to contracts to be made and performed entirely within such State.

       6.This Amendment to the Rights Agreement may be executed in any number of counterparts and each of such counterparts shall for all purposes be deemed an original and all such counterparts shall together constitute but one and the same instrument. Terms not defined herein shall, unless the context otherwise requires, have the meanings assigned to such terms in the Rights Agreement.

       7.Except as expressly set forth herein, this Amendment to the Rights Agreement shall not by implication or otherwise alter, modify, amend or in any way affect any of the terms, conditions, obligations, covenants or agreements contained in the Rights Agreement, all of which are ratified and affirmed in all respects and shall continue in full force and effect.

       8.If any term, provision, covenant or restriction of this Amendment to the Rights Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Amendment to the Rights Agreement, and of the Rights Agreement, shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

       IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and attested, all as of the date and year first written above.
Attest:Harnischfeger Industries, Inc.


By: __________________________
By: _________________________

Attest:The First National Bank of Boston

By: __________________________
By: _________________________




Exhibit 4(n)


$500,000,000
REVOLVING CREDIT AGREEMENT


Dated as of October 17, 1997


among


HARNISCHFEGER INDUSTRIES, INC.


as Borrower,


and


THE FINANCIAL INSTITUTIONS
FROM TIME TO TIME PARTY HERETO,


as Lenders,

FIRST CHICAGO CAPITAL MARKETS, INC.,
as Syndication Agent,


ROYAL BANK OF CANADA,
as Documentation Agent,


CHASE SECURITIES INC.,
as Advisor and Arranger,

and

THE CHASE MANHATTAN BANK,
as Administrative Agent


             REVOLVING CREDIT AGREEMENT

       This Revolving Credit Agreement dated as of October 17, 1997 (the "Signing Date") (as amended,
                       ------------
supplemented, modified or restated from time to time, the
"Agreement") is entered into among HARNISCHFEGER INDUSTRIES,
 ---------
INC., a Delaware corporation (the "Borrower"), THE FINANCIAL
                                   --------
INSTITUTIONS LISTED ON THE SIGNATURE PAGES HEREOF and each
other financial institution which from time to time becomes
a party hereto in accordance with Section 8.2(a) (together
with
                                  --------------
their respective successors and assigns, individually, a
"Lender" and collectively, the
 ------
"Lenders"), CHASE SECURITIES INC., a New York corporation,
as
 -------
advisor to the Borrower (in such capacity, the "Advisor"),
and
                                                -------
arranger of the commitments hereunder (in such capacity, the
"Arranger"), FIRST CHICAGO CAPITAL MARKETS, INC., as
 --------
syndication agent (in such capacity, the "Syndication
Agent"),
                                          -----------------
ROYAL BANK OF CANADA, as documentation agent (in such
capacity, the "Documentation Agent"), and THE CHASE
MANHATTAN
               -------------------
BANK, a New York banking corporation, in its separate
capacity as administrative agent for the Lenders hereunder
(in such capacity, the "Administrative Agent").
               --------------------

                     ARTICLE I
                    DEFINITIONS

1.1  Certain Defined Terms
     ---------------------
       The following terms used in this Agreement shall have the following meanings (such meaning to be applicable, except to the extent otherwise indicated in a definition of a particular term, both to the singular and the plural forms of the terms defined:

       "Administrative Agent" shall have the meaning
             --------------------
ascribed to such term in the preamble hereto and shall
include any successor Administrative Agent appointed
pursuant to Section 7.7.
-----------
       "Advisor"  shall have the meaning ascribed to such
             -------
term in the preamble hereto.

       "Affiliate" as applied to any Person, shall mean
              --------

any other Person directly or indirectly controlling, controlled by, or under common control with, that Person. For purposes of this definition, "control" (including, with correlative meanings, the terms "controlling," "controlled by" and "under common control with"), as applied to any Person, means the possession, directly or indirectly, of the power to vote 10% or more of the securities having voting power for the election of directors of such Person or otherwise to direct or cause the direction of the management and policies of that Person, whether through the ownership of voting securities or by contract or otherwise.

       "Agents" shall mean the Administrative Agent, the
             -------
Documentation Agent, the Syndication Agent and the Advisor, collectively.

       "Aggregate Commitments" shall mean the aggregate
             ----------------------
amount of the Commitments of all Lenders, from time to time, which on the Signing Date is $500,000,000.

       "Agreement" shall have the meaning ascribed to
             ---------
such term in the preamble hereto.

       "Alternate Base Rate" shall mean, for any day, a
             --------------------
fluctuating interest rate per annum as shall be in effect
from time to time, which rate per annum shall at all times
be equal to the greatest of (a) the Prime Rate in effect on such day; (b) the sum of one-half of one percent (0.50%) and the Federal Funds Effective Rate in effect on such day; and
(c) the sum of (1) one percent (1.0%) and (2) the product of
(x) the Three-Month Secondary CD Rate in effect on such day and (y) Statutory Reserves and (3) the Assessment Rate. For purposes hereof, "Prime Rate" shall mean the rate of interest per annum
         ----------
publicly announced from time to time by Chase as its prime rate in effect at its principal office in New York City;
each change in the Prime Rate shall be effective on the date such change is publicly announced as being effective. "Three-Month
                                                   -----------
Secondary CD Rate" shall mean, for any day, the secondary
-----------------
market rate for three-month certificates of deposit reported as being in effect on such day (or, if such day shall not be a Business Day, the next preceding Business Day) by the Federal Reserve Board through the public information telephone line of the Federal Reserve Bank of New York
(which rate will, under the current practices of the Federal Reserve Board, be published in Federal Reserve Statistical Release H.15(519) during the week following such day), or if such rate shall not be so reported on such day or such next preceding Business Day, the average of the secondary market quotations for three-month certificates of deposit of major money center banks in New York City received at approximately 10:00 a.m., New York City time, on such day
(or, if such day shall not be a Business Day, on the next preceding Business Day) by the Administrative Agent from three New York City negotiable certificate of deposit
dealers of recognized standing selected by the
Administrative Agent.  "Federal Funds Effective Rate"
                       ----------------------------
shall mean, for any day, a fluctuating interest rate per
annum equal to the weighted average (rounded upwards, if necessary, to the nearest 1/100 of 1%) of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average (rounded upwards, if necessary, to the nearest 1/100 of 1%)
of the quotations for such day on such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by the Administrative Agent. "Assessment Rate" shall mean, for
---------------
any day, the annual assessment rate in effect on such day
that is payable by a member of the Bank Insurance Fund classified as "well-capitalized" and within supervisory subgroup "B" (or a comparable successor risk classification) within the meaning of 12 C.F.R. Part 327 (or any successor provision) to the FDIC for insurance by such corporation of time deposits made in dollars at the offices of such member in the United States; provided that if, as a result of any
change in any law, rule
                      --------
or regulation, it is no longer possible to determine the Assessment Rate as aforesaid, then the Assessment Rate shall be such annual rate as shall be determined by the Administrative Agent to be representative of the cost of such insurance to the Lenders. If the Administrative Agent shall have determined that it is unable to ascertain the Three-Month Secondary CD Rate or the Federal Funds Effective Rate or both, including the inability or failure of the Administrative Agent to obtain sufficient quotations in accordance with the terms hereof, the Alternate Base Rate shall be determined without regard to clause (b) or (c), or both, of the first sentence of
                                    ----------    ---
this definition, as appropriate, until the circumstances giving rise to such inability no longer exist. Any change in the Alternate Base Rate due to a change in the Prime
Rate, the Three-Month Secondary CD Rate or the Federal Funds Effective Rate shall be effective from and including the effective date of such change.

       "Applicable Lending Office" shall mean, with
             --------------------------
respect to each Lender, such Lender's Domestic Lending Office, in the case of a Base Rate Loan and such Lender's Eurodollar Lending Office, in the case of a Eurodollar Rate Loan or, if different in the case of a Competitive Bid Loan, the office of such Lender notified by such Lender to the Administrative Agent as its Applicable Lending Office with respect to such Competitive Bid Loan.

       "Arranger" shall have the meaning ascribed to such
             --------
term in the preamble hereto.

       "Assignment and Acceptance" shall mean an
             --------------------------
Assignment and Acceptance in the form of Exhibit 1 delivered
                                         ---------
to the Administrative Agent in connection with an assignment of all or a portion of a Lender's interest under this Agreement pursuant to Section 8.2.
                      -----------
       "Base Rate Loans" shall mean all Loans outstanding
             ---------------
which bear interest at a rate determined by reference to the Alternate Base Rate, as provided in Section 2.5(a)(i).
                                    -----------------
       "Borrower" shall have the meaning ascribed to such
             ---------
term in the preamble hereto.

       "Borrowing" shall mean a borrowing consisting of
             ----------
Loans of the same Type, having the same Interest Period and made on the same day by the Lenders (or, with respect to Competitive Bid Loans, by each of the Lenders whose offer to make Competitive Bid Loans as part of such borrowing has been accepted by the Borrower pursuant to Section 2.3).
                                           -----------
       "Business Day" shall mean (i) for all purposes
             -------------
other than as described by clause (ii) below, any day
                           -----------
excluding Saturday, Sunday and any day which is a legal holiday under the laws of the State of New York, or is a day on which banking institutions located in New York are required or authorized by law or other governmental action to close and (ii) with respect to all notices, determinations, fundings and payments in connection with Eurodollar Rate Loans, any day which is a Business Day described in clause (i) and which is
            ----------
also a day for trading in dollar deposits by and between banks in the London interbank Eurodollar market.

       "Capital Lease" as applied to any Person, shall
             --------------
mean any lease of any property (whether real, personal, or mixed) by that Person as lessee which, in conformity with GAAP, is or should be accounted for as a capital lease on the balance sheet of that Person.

       "Chase" shall mean The Chase Manhattan Bank, a New
             ------
York banking corporation, and any successor thereto.

       "Closing Date" means the date on which all of the
             -------------
conditions precedent described in Section 3.1 have been
                                  -----------
satisfied; provided that such date occurs on or before October 31, 1997.

       "Commitment" shall mean, with respect to each
             ----------
Lender, the principal amount set forth on Schedule A
opposite
                                          ----------
such Lender's name under the heading "Commitment" or
assigned to it in accordance with Section 8.2(a), as such
amount may be
                         --------------
reduced or otherwise adjusted from time to time pursuant to the terms of this Agreement.

       "Competitive Bid" shall mean an offer by a Lender
              ---------------
to make a Competitive Bid Loan pursuant to Section 2.3.
                                           -----------
       "Competitive Bid Accept/Reject Letter" shall mean
              ------------------------------------
a notification made by the Borrower pursuant to Section 2.3
in
                                               ------------
the form of Exhibit 2.
            ---------
       "Competitive Bid Borrowing"  shall mean a
              -------------------------
borrowing consisting of a Competitive Bid Loan or concurrent Competitive Bid Loans from the Lender or Lenders whose Competitive Bids for such Borrowing have been accepted by the Borrower under the bidding procedure described in
Section 2.3.
-----------
       "Competitive Bid Loan" shall have the meaning
 -------------------
ascribed to such term in Section 2.1(a).  Each Competitive
Bid
                         --------------
Loan shall be a Eurodollar Rate Loan bearing interest at the LIBO Rate plus the Spread applicable thereto or a Fixed Rate Loan.

       "Competitive Bid Note" shall have the meaning
              --------------------
ascribed to such term in Section 2.4.
                         -----------
       "Competitive Bid Rate" shall mean, as to any
              --------------------
Competitive Bid made by a Lender pursuant to Section 2.3 (I)
                                             -----------
in the case of a Eurodollar Rate Loan, the Spread, and (ii) in the case of a Fixed Rate Loan, the fixed rate of interest offered by the Lender making such Competitive Bid.

       "Consolidated Net Income" (or as applicable,
              -----------------------
"Consolidated Net Loss") shall mean, for any period, the
gross
-----------------------
revenues of the Borrower and its Consolidated Subsidiaries
for such period (i) less all expenses and other proper
charges
                ----
(including taxes on income), determined on a consolidated
basis in accordance with GAAP, after eliminating unremitted
income or losses attributable to Persons that are not
Consolidated  Subsidiaries, all extraordinary items of gain
or loss and all income or losses attributable to Minority
Interests and (ii) plus the net charge recorded for
                   ----
postretirement benefits other than pensions pursuant to Statement of Financial Accounting Standards No. 106, determined in accordance with GAAP.

       "Consolidated Net Worth" shall mean, as of the
              ----------------------
date of any determination thereof, the amount of the capital stock accounts, including the portion thereof attributable to preferred stock which does not have mandatory redemption provisions requiring redemption prior to the Termination Date (net of any treasury stock, at cost) plus (or minus in the case of a deficit) (i) cumulative translation adjustments, (ii) the surplus and retained earnings of the Borrower and its Consolidated Subsidiaries, plus Minority Interests, (iii) the amount deducted from shareholder's equity for the Borrower's common stock held by the Harnischfeger Industries, Inc. Stock Employee Compensation Trust and (iv) the net liability recorded for postretirement benefits other than pensions pursuant to Statement of Financial Accounting Standards No. 106, all as determined in accordance with GAAP.

       "Consolidated Subsidiary" means any Person which
             ------------------------
for accounting purposes would be consolidated with the Borrower in accordance with GAAP.

       "Consolidated Total Tangible Assets" means, as of
             -----------------------------------
the date of any determination thereof, the total amount of all assets of the Borrower and its Consolidated Subsidiaries on a consolidated basis minus goodwill, organization expenses, patents, trademarks, trade names, copyrights, franchises and other like intangibles and unamortized debt discount and expense, all as determined in accordance with GAAP.

       "Default Rate" shall have the meaning ascribed  to
             ------------
that term in Section 2.5(d).
             --------------

       "Disclosure Document" means, at any time, the
             --------------------
annual report of the Borrower on Form 10-K (or successor
forms) most recently filed by it with the United States
Securities and Exchange Commission (the "SEC") pursuant to
                                         ---
Section 13(a) or Section 15(d) of the United States
Securities Exchange Act of 1934, as amended, and the quarterly and current reports of the Borrower on Form 10-Q or Form 8-K (or successor forms), if any, so filed with the SEC since the filing of such most recently filed annual report.

       "Documentation Agent" shall have the meaning
             --------------------
ascribed to such term in the preamble hereto.

       "Dollars" and "$" shall mean the lawful money of
             --------      --
the United States of America.

       "Domestic Lending Office" means, with respect to
             ------------------------
any Lender, the office of such Lender specified as its "Domestic Lending Office" under its name on Schedule A or on
                                            ----------
the Assignment and Acceptance by which it became a Lender or such other office of such Lender as such Lender may from time to time specify by written notice to the Borrower and the Administrative Agent.

       "Environmental Legal Requirement" means any
             -------------------------------
applicable law, statute or ordinance relating to public health, safety or the environment, including without limitation any such applicable law, statute or ordinance relating to release, discharges of emissions to air, water, land or groundwater, to the withdrawal or use of groundwater, to the use and handling of polychlorinated biphenyls or asbestos, to the disposal, transportation, treatment, storage or management of solid or hazardous wastes or to exposure to toxic or hazardous materials, to the handling, transportation, discharge or release of gaseous or liquid substances and any regulation, order, notice or demand issued pursuant to any such law, statute or ordinance, in each case applicable to the property of the Borrower and its Subsidiaries or the operation, construction or modification of any thereof, including without limitation the following: the Clean Air Act, the Federal Water Pollution Control Act, the Comprehensive Environmental Response Compensation and Liability Act as amended by the Superfund Amendments and Reauthorization Act of 1986, the Resource Conservation and Recovery Act as amended by the Solid and Hazardous Waste Amendments of 1984, the Occupational Safety and Health Act, the Emergency Planning and Community Right-to-Know Act of 1986, and the Solid Waste Disposal Act, each as may be amended from time to time, and any state statutes addressing similar matters or providing for financial responsibility for cleanup or other actions with respect to the release or threatened release of hazardous substances and any state nuisance statute.

       "ERISA" shall mean the Employee Retirement Income
             -----
Security Act of 1974, as amended from time to time, and any successor statute.

       "Eurodollar Lending Office" means, with respect to
             -------------------------
any Lender, the office of such Lender specified as its
"Eurodollar Lending Office" under its name on Schedule A or
on
                                              ----------
the Assignment and Acceptance by which it became a Lender
(or, if no such office is specified, its Domestic Lending
Office) or such other office of such Lender as such Lender may from time to time specify by written notice to the Borrower and the Administrative Agent.

       "Eurodollar Rate Loans" shall mean those Revolving
             ---------------------
Loans and Competitive Bid Loans outstanding which bear
interest at a rate determined by reference to the LIBO Rate
as provided in Section 2.5(a)(ii).
            ------------------
       "Eurodollar Rate Margin" shall mean (i) 0.15% per
             -----------------------
annum when the Rating falls within Level I, (ii) 0.20% per annum when the Rating falls within Level II or (iii) 0.30% per annum when the Rating falls within Level III. The applicable percentage for determining the Eurodollar Rate
Margin shall change on the effective date of any change in the Level of the Rating.

       "Event of Default" shall mean any of the
             ----------------
occurrences set forth in Section 6.1 after the expiration of
                         -----------
any applicable grace period expressly provided therein.

       "Excluded Taxes" shall have the meaning ascribed
             --------------
to such term in Section 2.10(a).
                ---------------
       "Facility Fee" shall have the meaning ascribed to
             -------------
that term in Section 2.6(a).
             --------------
       "FDIC" shall mean the Federal Deposit Insurance
             ----
Corporation or any successor thereto.

       "Federal Reserve Board" shall mean the Board of
              --------------------
Governors of the Federal Reserve System or any Governmental
Authority succeeding to its functions.

       "Fixed Rate Loan" shall mean any Competitive Bid
             ----------------
Loan bearing interest at a fixed percentage rate per annum
(expressed in the form of a decimal to no more than four decimal places) specified by the Lender making such Loan in its Competitive Bid.

       "Funded Debt" means, with respect to any Person,
             -----------
all Indebtedness and Guarantees which have a final maturity of one or more than one year from the date of origin thereof (or which are renewable or extendible at the option of the obligor for a period or periods more than one year from the date of origin), excluding in each case the current portion of such Indebtedness and Guarantees; "Consolidated Funded Debt" shall
                              ------------------------
mean the Funded Debt of the Borrower and its Consolidated Subsidiaries determined on a consolidated basis.

       "Funding Date" shall mean, with respect to any
             -------------
Loan, the date of the funding of such Loan.

       "GAAP" shall mean United States generally accepted
             ----
accounting principles consistently applied and maintained throughout the period indicated and consistent with the prior financial practices of the Borrower except for (i) changes mandated by the Financial Accounting Standards Board or any similar accounting authority of comparable standing and (ii) changes to any such principles deemed by the Borrower to be preferable and the use of which has been approved by the Borrower's independent certified public accountants.

       "Governmental Authority" shall mean any nation,
              ----------------------
state, sovereign, or government, any federal, regional, state, local or political subdivision and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government including, without limitation, any central bank.

       "Guarantee" shall mean, with respect to any
             ----------
Person, all items of Indebtedness of any other Person which are guaranteed by such Person, directly or indirectly, in any manner or are in effect guaranteed through any agreement or other arrangement (even if not designated as a guarantee) designed to provide funds for or to secure payment or performance of such Indebtedness of such other Person, and including any letter of credit issued to secure Indebtedness of such other Person; provided, however, that with respect to
                      --------  --------
any receivable sold or discounted with recourse only the amount of the recourse liability in connection therewith shall be considered a Guarantee for purposes of this definition.

       "Indebtedness" shall mean, with respect to any
             ------------
Person, (i) all obligations of such Person for borrowed money, however evidenced, (ii) all obligations of such Person to pay the deferred purchase price of property, except trade accounts arising in the ordinary course of business, (iii) all obligations of such Person as lessee under Capital Leases, (iv) all obligations of such Person to reimburse or indemnify the issuer of a letter of credit or Guarantee for actual drawings or payments thereunder, and
(v) all Indebtedness of others secured by a Lien on any asset of such Person, whether or not such Indebtedness is assumed by such Person.

       "Interest Payment Date" shall mean, with respect
             ---------------------
to any Loan, (i) the last day of each Interest Period applicable to such Loan, (ii) with respect to any Eurodollar Rate Loan having an Interest Period in excess of three (3) months, the last day of each three (3)-month interval during such Interest Period and (iii) with respect to any Fixed Rate Loan having an Interest Period in excess of 90 days, the last day of each 90-day interval during such Interest Period and, in addition, the date of any refinancing or conversion of such Loan with or to a Loan of a different Type.

       "Interest Period" shall mean (a) as to any
             ----------------
Borrowing consisting of Eurodollar Rate Loans, the period commencing on the date of such Borrowing or on the last day of the immediately preceding Interest Period applicable to such Borrowing, as the case may be, and ending on the numerically corresponding day (or, if there is no numerically corresponding day, on the last day) in the calendar month that is 1, 2, 3 or 6 months thereafter, as the Borrower may elect, and (b) as to any Borrowing consisting of Base Rate Loans, the period commencing on the date of such Borrowing or on the last day of the immediately preceding Interest Period applicable to such Borrowing, as the case may be, and ending on the earliest of (i) the next succeeding March 31, June 30, September 30 or December 31,
(ii) the Termination Date, and (iii) the date such Borrowing is converted to a Borrowing of a different Type in accordance with Section 2.5(c) or repaid or prepaid in
                   --------------
accordance with Section 2.1(c) and Section 2.7 and (c) as to
                --------------     -----------
any Borrowing consisting of Fixed Rate Loans, the period commencing on the date of such Borrowing and ending on the date specified in the Competitive Bid in which the offer to make such Fixed Rate Loans comprising such Borrowing was extended and accepted pursuant to Section 2.3, which shall not
                                  -----------
be earlier than 7 days after the date of such Borrowing or later than 180 days after the date of such Borrowing; provided, however, that if any Interest Period would end on a
--------  -------
day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, in the case of a Borrowing consisting of Eurodollar Rate Loans only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day.

       "Interest Rate Determination Date" shall mean the
             ---------------------------------
date on which the Administrative Agent determines the LIBO
Rate applicable to a Borrowing, continuation or conversion of Eurodollar Rate Loans. The Interest Rate Determination
Date shall be the second (2nd) Business Day prior to the first day of the Interest Period applicable to such Borrowing, continuation or conversion.

       "IRC" shall mean the Internal Revenue Code of
              ---
1986, as amended from time to time, and any successor statute.

       "IRS" shall mean the Internal Revenue Service of
             ----
the United States or any Governmental Authority succeeding to the functions thereof.

       "Joy" shall mean Joy Technologies Inc., a Delaware
             ----
corporation.

       "Joy Indenture" shall mean the Indenture dated as
             --------------
of September 1, 1993 between Joy and First Trust N.A., as successor Trustee, pursuant to which Joy issued 10 1/4% senior notes due 2003 as in effect on the Signing Date.

       "Lender" shall have the meaning ascribed to such
             -------
term in the preamble and shall include Chase, in its individual capacity.

       "Level" shall mean any of Level I, Level II and
             ------
Level III.  "Level I" shall mean that the Rating is either
(I)
             -------
A- or higher by S&P or (ii) A3 or higher by Moody's; "Level
                                                      -----
II" shall mean that the Rating is either (i) BBB+, BBB or
BBB-
--
by S&P or (ii) Baa1, Baa2 or Baa3 by Moody's; and "Level
III"
----                                             ---------
shall mean that the Borrower's Rating is either (i) BB+ or lower by S&P or (ii) Ba1 or lower by Moody's; provided, that
                                              --------  ----
if Ratings are given by both S&P and Moody's and such Ratings are not equivalent, the "Level" will be determined using the higher of the two Ratings, unless such Ratings are two or more steps apart, in which case the step immediately below the higher Rating will be used; provided, further, that for
                            --------  -------  ----
purposes of determining the Level of the Rating, if at any time (A) neither S&P nor Moody's shall have in effect a Rating for the Borrower's unsecured long term, non-credit enhanced, debt (other than by reason of the circumstances referred to in the last sentence of this definition), then both S&P and Moody's shall be deemed to have established a Rating in Level III; and (B) if any Rating established or deemed to have been established by S&P or Moody's shall be changed (other than as a result of a change in the rating system of S&P or Moody's), such change shall be effective as of the date on which such change is first announced by the applicable rating agency. If the rating system of S&P or Moody's shall change, or if either S&P or Moody's shall cease to be in the business of rating corporate debt obligations, the Borrower and the Administrative Agent (with the approval of the Requisite Lenders) shall negotiate in good faith to amend the references to specific ratings in this definition so that the criteria for determining the Borrower's Level shall be functionally the same after such changes in the rating system or the nonavailability of ratings from the applicable rating agency.

       "LIBO Rate" shall mean, with respect to any
              --------
Interest Period applicable to a Borrowing of Eurodollar Rate Loans, an interest rate per annum equal to the average (rounded upwards, if necessary, to the next 1/16 of 1%) of the respective rates notified to the Administrative Agent by each of the Reference Banks as the rate per annum at which deposits in Dollars are offered to such Reference Bank in immediately available funds by prime banks in the London interbank market at approximately 11:00 a.m. (London time) on the Interest Rate Determination Date for such Interest Period, in the approximate amount of the relevant Borrowing of Eurodollar Rate Loans and having a maturity comparable to such Interest Period.

       "Lien" shall mean any mortgage, deed of trust,
             -----
pledge, hypothecation, assignment, security interest, encumbrance (including, but not limited to, easements, rights of way and the like), judgment, lien (statutory or other), environmental lien, charge, security agreement or transfer intended as security, including, without limitation, any conditional sale or other title retention agreement, the interest of a lessor under a Capital Lease, any financing lease having substantially the same economic effect as any of the foregoing and, in the case of securities, any purchase option, call or similar right of a third party with respect to such securities.

       "Loan" shall mean a Revolving Loan or a
             -----
Competitive Bid Loan.

       "Loan Account" shall have the meaning ascribed to
             -------------
such term in Section 2.7(d).
             --------------
       "Loan Documents" shall mean this Agreement, the
             ---------------
Notes and all other agreements delivered to the Administrative Agent or any Lender by or on behalf of the Borrower or any of its Subsidiaries in satisfaction or furtherance of the requirements of this Agreement or any other Loan Document.

       "Minority Interests" shall mean any shares of
             -------------------
stock of any class of a Consolidated Subsidiary (other than directors' qualifying shares if required by law) that are not owned by the Borrower and/or one or more of its Consolidated Subsidiaries; Minority Interests shall be valued in accordance with GAAP.

       "Moody's" shall mean Moody's Investors Service,
             -------
Inc. and its successors.

       "Note" shall mean a Competitive Bid Note or a
             -----
Revolving Loan Note.

       "Note Agreements" shall mean the Note Agreement
             ----------------
dated as of September 15, 1989 pursuant to which the Borrower issued the Series A 9.10% notes due September 15, 1999, the Note Agreement dated as of October 15, 1989 pursuant to which the Borrower issued the Series B 9.10% notes due September 15, 1999, the Note Agreement dated as of February 15, 1991 pursuant to which the Borrower issued the Series C 8.95% notes due March 15, 2001 and the Note Agreement dated as of October 1, 1991 pursuant to which the Borrower issued the Series D 8.90% notes due September 15, 2006.

       "Notice of Competitive Bid Borrowing" shall have
             ------------------------------------
the meaning provided in Section 2.3(a).
                        --------------
       "Notice of Competitive Bid Request" shall have the
             ---------------------------------
meaning provided in Section 2.3(a).
                    --------------
       "Notice of Conversion/Continuation" shall mean,
             ----------------------------------
with respect to a proposed conversion or continuation of a Loan pursuant to Section 2.5(c), a notice substantially in the
                 --------------
form of Exhibit 3.
        ---------
       "Notice of Revolving Borrowing" shall mean, with
             ------------------------------
respect to a proposed Borrowing pursuant to Section 2.2(a),
a
                                            --------------
notice substantially in the form of Exhibit 4.
                                    ---------
       "Obligations" shall mean the principal of and all
             -----------
interest on all Loans, all fees, expense reimbursements, taxes, compensation and indemnities payable by the Borrower to the Administrative Agent or any Lender pursuant to this Agreement and all other present and future Indebtedness and other liabilities of the Borrower owing to any Agent, any Lender or any Person entitled to indemnification pursuant to
Section 8.4, or any of their respective successors,
-----------
transferees or assigns, of every type and description, whether or not evidenced by any note, guaranty or other instrument, arising under or in connection with this Agreement, any Note or any other Loan Document, whether or not for the payment of money, whether direct or indirect (including those acquired by assignment), absolute or contingent, due or to become due, now existing or hereafter arising and however arising.

       "Outstandings" shall mean, at any given time, the
             -------------
aggregate outstanding principal balance of Revolving Loans and the Competitive Bid Loans.

       "Participant" shall have the meaning ascribed to
             ------------
such term in Section 8.2(e).
             --------------
       "Performance Undertaking" shall have the meaning
             ------------------------
ascribed to such term in Section 5.2(e)(ii).
                         ------------------
       "Person" shall mean any natural person,
             -------
corporation, limited partnership, limited liability company, general partnership, joint stock company, joint venture, association, company, trust, bank, trust company, land trust, business trust or other organization, whether or not a legal entity, or any other non-governmental entity, or any Governmental Authority.

       "Plan" means any employee pension benefit plan
             -----
maintained or contributed to (i) by the Borrower or any Subsidiary of the Borrower or by any trade or business (whether or not incorporated) under common control with the Borrower or any such Subsidiary as defined in Section 4001(b) of ERISA and insured by the Pension Benefit Guaranty Corporation under Title IV of ERISA, for employees of such entity, or (ii) pursuant to a collective bargaining agreement or any other arrangement under which more than one employer makes contributions and to which any trade or business under common control with the Borrower or any Subsidiary of the Borrower is then making or accruing an obligation to make contributions or has within the preceding five Plan years made contributions.

       "Potential Event of Default" shall mean an event,
             ---------------------------
condition or circumstance which, with the giving of notice or the lapse of time, or both, would constitute an Event of Default.

       "Pro Rata Share" shall mean, at any particular
             ---------------
time and with respect to any Lender, a fraction (expressed
as a percentage), the numerator of which shall be the then
amount of such Lender's Commitment and the denominator of
which shall be the Aggregate Commitments, as adjusted from
time to time pursuant to the terms of this Agreement;
provided, that if all
                                        --------- -----
of the Commitments are terminated or reduced to zero hereunder, the Pro Rata Share shall mean, at any particular time and with respect to any Lender, a fraction (expressed as a percentage), the numerator of which shall be the then amount of such Lender's outstanding Revolving Loans and the denominator of which shall be the then aggregate amount of all Revolving Loans outstanding hereunder.

       "Rating" shall mean, at any particular time, the
             -------
Borrower's unsecured long term, non-credit enhanced, debt rating by S&P or Moody's.

       "Reference Banks" shall mean the principal London
             ----------------
offices of Chase, The First National Bank of Chicago and
Royal Bank of Canada, (or if any such Lender does not maintain a London office, the office from which such Lender solicits offers for deposits in Dollars in the London interbank market).

       "Regulation D," "Regulation G," "Regulation T,"
              ------------    ------------    ------------
"Regulation U" and "Regulation X" shall mean Regulation D,
 ------------       ------------
Regulation G, Regulation T, Regulation U and Regulation X, respectively, of the Federal Reserve Board as in effect from time to time.

       "Requisite Lenders" means, except as otherwise
             ------------------
provided in Section 8.5(b)(v), Lenders whose Pro Rata
Shares,
            -----------------
in the aggregate, are greater than sixty percent (60%); provided, however, that, in the event that all of the
--------  --------
Commitments have been terminated pursuant to the terms of this Agreement, "Requisite Lenders" means Lenders (without regard
            -----------------
to such Lenders' performance of their respective obligations hereunder) whose aggregate ratable shares (stated as a percentage) of the aggregate outstanding principal balance of all Revolving Loans and Competitive Bid Loans are greater than sixty percent (60%).

       "Responsible Financial Officer" shall mean the
             ------------------------------
Vice President and Treasurer of the Borrower, the Vice
President and Controller of the Borrower and any officer of the Borrower to whom either thereof customarily reports.

       "Restricted Subsidiary" shall mean at any time
             ----------------------
each of (i) Beloit Corporation, (ii) Harnischfeger Corporation, (iii) Joy, (iv) any Subsidiary of the Borrower with revenues during the fiscal year of the Borrower most recently ended greater than or equal to 30% of the total revenues of the Borrower and its Consolidated Subsidiaries during such year, (v) any Subsidiary of the Borrower with assets as of the last day of the Borrower's most recently ended fiscal year greater than or equal to 30% of the total assets of the Borrower and its Consolidated Subsidiaries at such date, in each case computed in accordance with GAAP and
(vi) any other Subsidiary of the Borrower that the Borrower designates as a "Restricted Subsidiary" in a written notice to the Administrative Agent.

       "Revolving Credit Availability" shall mean, as at
             ------------------------------
any particular date of determination, the amount by which Aggregate Commitments exceed Outstandings. For purposes of calculating Revolving Credit Availability as at any date, all Revolving Loans requested but not yet advanced and Competitive Bid Loans accepted but not yet advanced will be treated as advanced in calculating Outstandings unless the Borrower has directed that the requested advance be disbursed to repay Loans.

       "Revolving Credit Facility" shall mean the
             --------------------------
 revolving credit facility established for Revolving Loans
pursuant to Section 2.1.
            -----------
       "Revolving Loan" shall have the meaning ascribed
             ---------------
to such term in Section 2.1(a).
                --------------
       "Revolving Loan Note" shall have the meaning
             -------------------
ascribed to such term in Section 2.4.
                         -----------
       "S&P" shall mean Standard and Poor's Ratings
             ---
Services, a division of McGraw Hill Companies, and its successors.

       "Scheduled Expiration Date" shall mean October 17,
             -------------------------
2002.

       "Signing Date" shall have the meaning ascribed to
              ------------
that term in the preamble hereto.

       "Spread" shall mean, as to any Competitive Bid
             -------
Loan bearing interest based on the LIBO Rate, the margin
(expressed as a percentage rate per annum in the form of a decimal to no more than four decimal places) to be added or subtracted from the LIBO Rate in order to determine the interest rate applicable to such Competitive Bid Loan, as specified in the Competitive Bid relating to such Competitive Bid Loan.

       "Statutory Reserves" shall mean a fraction
             -------------------
(expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the
                                                   -----
aggregate of the maximum applicable reserve percentages (including any marginal, special, emergency or supplemental reserves) expressed as a decimal established by the Federal Reserve Board and any other banking authority to which the Administrative Agent or any Lender is subject (a) with respect to the Three-Month Secondary CD Rate (as such term is used in the definition of "Alternate Base Rate"), for new negotiable nonpersonal time deposits in Dollars of over $100,000 with maturities approximately equal to three months or (b) with respect to the LIBO Rate, for Eurocurrency Liabilities (as defined in Regulation D of the Federal Reserve Board). Such reserve percentages shall include those imposed pursuant to such Regulation D. Eurodollar Rate Loans shall be deemed to constitute Eurocurrency Liabilities and to be subject to such reserve requirements without benefit of or credit for proration, exceptions or offsets which may be available from time to time to any Lender under such Regulation D. Statutory Reserves shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

       "Subsidiary" shall mean, with respect to any
             -----------
Person, any corporation, partnership, limited liability company, trust or other entity of which a majority of the stock (or equivalent ownership or controlling interest) having voting power to elect a majority of the Board of Directors (if a corporation) or to select the trustee or equivalent controlling interest is directly or indirectly owned or controlled by such Person or one or more of the other Subsidiaries of such Person or any combination thereof, provided, however, that a Person shall only be a "Subsidiary"
--------  -------
of the Borrower if (i) the net worth of such Person is equal to or greater than $5,000,000 as of the end of the fiscal quarter immediately preceding the most recent fiscal quarter or (ii) the revenues for such Person during the fiscal year most recently ended were equal to or greater than $20,000,000.

       "Syndication Agent" shall have the meaning
             ------------------
ascribed to such term in the preamble hereto.

       "Taxes" shall have the meaning ascribed to such
             ------
term in Section 2.10(a).
        ---------------
       "Termination Date" shall mean the earliest of (a)
             -----------------
the Scheduled Expiration Date, (b) the date of termination of the Commitments pursuant to Section 2.2(e) or Section 6.2 and
                            --------------    -----------
at October 31, 1997, unless the Closing Date occurs on or before such date.

       "Type" when used in respect of any Loan or
             -----
Borrowing, shall refer to the rate by reference to which interest on such Loan or on the Loans comprising such Borrowing is determined.

0.1  Computation of Time Periods
     ----------------------------
In this Agreement, in the computation of periods of time from a specified date to a later specified date, the word
"from" means "from and including" and the words "to" and "until" each mean "to but excluding". Periods of days referred to in this Agreement shall be counted in calendar days unless Business Days are expressly prescribed.

0.1  Accounting Terms  For purposes of this Agreement, all
     -----------------
accounting terms not otherwise defined herein shall have the meanings assigned to them in conformity with GAAP.

0.1  Other Definitional Provisions  Whenever the context may
     -----------------------------
require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". References to "Articles," "Sections," "subsections," "Schedules", "Exhibits" and "the preamble" shall be to Articles, Sections, subsections, Schedules, Exhibits and the preamble, respectively, of this Agreement unless otherwise specifically provided.

ARTICLE II
AMOUNTS AND TERMS OF THE REVOLVING CREDIT FACILITY

2.1  The Revolving Credit Facility
     -----------------------------
         (a)Availability.  Subject to the terms and
                   ------------
conditions set forth in this Agreement, each Lender hereby severally and not jointly agrees to make revolving loans, in Dollars (each individually, a "Revolving Loan" and,
                               --------------
collectively, the "Revolving Loans") to the Borrower from
time
                   ---------------
to time during the period from the Closing Date to the Business Day immediately preceding the Termination Date, in an amount which shall not exceed such Lender's Pro Rata Share of the Revolving Credit Availability at such time. Subject to and upon the terms and conditions herein set forth, each Lender severally agrees that the Borrower may incur a loan or loans (each a "Competitive Bid Loan" and collectively, the
               --------------------
"Competitive Bid Loans") pursuant to a Competitive Bid
 ---------------------
Borrowing from time to time during the period from the Effective Date to the Business Day immediately preceding the Termination Date, provided that such Competitive Bid Borrowing shall not exceed the Revolving Credit Availability at such time.

         (b)Several Commitments.  All Revolving Loans
                   -------------------
comprising the same Borrowing under this Agreement shall be made by the Lenders simultaneously and proportionately to their respective Pro Rata Shares, it being understood that no Lender shall be responsible for any failure by any other Lender to perform its obligation to make a Revolving Loan hereunder and that the Commitment of any Lender shall not be increased or decreased without the prior written consent of such Lender as a result of the failure by any other Lender to perform its obligation to make a Revolving Loan. The failure of any Lender to make available to the Administrative Agent its Pro Rata Share of any Borrowing under the Aggregate Commitments shall not relieve any other Lender of its obligation hereunder to make available to the Administrative Agent such other Lender's Pro Rata Share of any Borrowing under the Aggregate Commitments on the date such funds are to be made available pursuant to the terms of this Agreement.

         (c)Repayments and Prepayments.  Subject to the
                   --------------------------
payment of any breakage fees due pursuant to Section 2.9(d),
                                             --------------
Revolving Loans may be voluntarily prepaid at any time in accordance with Section 2.2(d) and, subject to the provisions of this Agreement, any amounts voluntarily prepaid in respect of Revolving Loans may be reborrowed, up to the amount available under this Section 2.1 at the time of such
                     -----------
Borrowing, until the Business Day immediately preceding the Termination Date. The Borrower shall not have the right to voluntarily prepay any Competitive Bid Loans. Each Lender's Commitment shall expire, and each of the Revolving Loans and the Competitive Bid Loans then outstanding shall mature and be repaid by the Borrower, without further action on the part of the Administrative Agent or the Lenders, on the Termination Date.

         (d)Minimum Amounts.  Any Borrowing made on any
                   ---------------
Funding Date shall be in a minimum principal amount of $10,000,000 and in integral multiples of $1,000,000 in excess thereof.

2.2  Loan Facility Mechanics
     -----------------------
         (a)Notice of Revolving Borrowing.  Whenever
                   -----------------------------
the Borrower desires to borrow under the first sentence of
Section 2.1(a), the Borrower shall deliver to the
--------------
Administrative Agent a Notice of Revolving Borrowing no later than 12:00 noon (New York City time) (i) at least one
(1) Business Day in advance of the proposed Funding Date, in the case of a Borrowing of Base Rate Loans, and (ii) at least three (3) Business Days in advance of the proposed Funding Date, in the case of a Borrowing of Eurodollar Rate Loans. The Notice of Revolving Borrowing shall specify (A) the Funding Date (which shall be a Business Day) in respect of the Revolving Loans, (B) the amount of the proposed Borrowing, (C) whether the proposed Borrowing will be of Base Rate Loans or Eurodollar Rate Loans, and (D) in the case of Eurodollar Rate Loans, the requested Interest Period. In lieu of delivering the above-described Notice of Revolving Borrowing, and only with the consent of the Administrative Agent in its sole discretion at such time, the Borrower may give the Administrative Agent telephonic notice of any such proposed Borrowing by the time required under this Section 2.2(a);
                                          --------------
provided that, in the event the Administrative Agent so
--------
consents, such notice shall be confirmed in writing by delivery to the Administrative Agent promptly (but in no event later than 12:00 noon (New York City time) on the Funding Date of the requested Loans) of a Notice of Revolving Borrowing. Any Notice of Revolving Borrowing (or telephonic notice in lieu thereof) pursuant to this Section 2.2(a) shall be
                               --------------
irrevocable.

         (b)Making of Loans.  Promptly after receipt of
                   ---------------
a Notice of Revolving Borrowing under Section 2.2(a) (or
                                      --------------
telephonic notice in lieu thereof if the Administrative
Agent consents to such telephonic notice), the
Administrative Agent shall notify each Lender by telex or
telecopy or other similar form of teletransmission, of the
Borrowing.  Each Lender shall make the amount of its
Revolving Loan available to the Administrative Agent in
Dollars and in immediately available funds, not later than
11:00 a.m. (New York City time) on the Funding Date
specified in such Notice of Revolving Borrowing.  After the
Administrative Agent's receipt of the proceeds of such
Revolving Loans, the Administrative Agent shall (unless it
has learned that any of the conditions precedent set forth
in Section 3.1, with respect to the Closing Date, or that
any
   -----------
of the conditions precedent set forth in Section 3.2, with
                                         -----------
respect to any Funding Date, have not been satisfied) make the proceeds of such Revolving Loans available to the Borrower on such Funding Date and shall disburse such funds in Dollars and in immediately available funds to an account of the Borrower, designated in writing by the Borrower in such Notice of Revolving Borrowing.

         (c)Failure to Fund by Lender.  Unless the
                   -------------------------
Administrative Agent shall have been notified by any Lender prior to any Funding Date in respect of any Borrowing of Revolving Loans that such Lender does not intend to make available to the Administrative Agent such Lender's Revolving Loan on such Funding Date, the Administrative Agent may assume that such Lender has made such amount available to the Administrative Agent on such Funding Date and the Administrative Agent in its sole discretion may, but shall not be obligated to, make available to the Borrower a corresponding amount on such Funding Date. If such corresponding amount is not in fact made available to the Administrative Agent by such Lender on or prior to 11:00 a.m. (New York City time) on a Funding Date, such Lender agrees to pay and the Borrower agrees to repay to the Administrative Agent forthwith on demand such corresponding amount together with interest thereon, for each day from the date such amount is made available to the Borrower until the date such amount is paid or repaid to the Administrative Agent, at (i) in the case of such Lender, the Federal Funds Effective Rate (as such term is defined in the definition of Alternate Base Rate) for the first three (3) Business Days and thereafter at the Alternate Base Rate, and (ii) in the case of the Borrower, the interest rate which would be applicable at the time to a Borrowing of Base Rate Loans.
If such Lender shall pay to the Administrative Agent such corresponding amount, such amount so paid shall constitute such Lender's Revolving Loan, and if both such Lender and the Borrower shall have paid and repaid, respectively, such corresponding amount, the Administrative Agent shall promptly pay over to the Borrower such corresponding amount in same day funds, but the Borrower shall remain obligated for all interest thereon. Nothing in this Section 2.2(c) shall be deemed to relieve any Lender of its
--------------
obligation hereunder to make its Revolving Loan on any Funding Date.

         (d)Voluntary Prepayment of Revolving Loans.
                   ---------------------------------------
Whenever the Borrower desires to prepay Revolving Loans under Section 2.1(c), the Borrower shall give prior written notice
--------------
to the Administrative Agent designating the date (which shall be a Business Day) of such prepayment and the amount of prepayment and whether the prepayment is of Eurodollar Loans or Base Rate Loans. Such notice of prepayment must be received by the Administrative Agent no later than 12:00 noon (New York City time) at least three (3) Business Days in advance of the proposed prepayment date and the Administrative Agent shall promptly notify each Lender by telex or telecopy or other similar form of teletransmission of the proposed pre-payment. Any such prepayment of Revolving Loans shall be (i) for the entire balance of the Revolving Loans or (ii) in an aggregate principal amount equal to $10,000,000 or a whole multiple of $1,000,000 in excess thereof. Any notice of prepayment pursuant to this
Section 2.2(d) shall be
                            --------------
irrevocable.

         (e)Voluntary Reduction of Commitments.  The
                   ----------------------------------
Borrower shall have the right, at any time and from time to time, (i) to terminate the Commitments in whole, without premium or penalty, if no Loans are then outstanding, and no Loans have been requested but not yet advanced, or (ii) subject to the second to last sentence of this Section 2.2(e),
                                             --------------
permanently to reduce in part, without premium or penalty, the Commitments up to the amount by which the Aggregate Commitments exceed the sum of (A) Outstandings and (B) the aggregate principal amount of all Revolving Loans and Competitive Bid Loans requested hereunder but not yet advanced. The Borrower shall give not fewer than five (5) Business Days' prior written notice to the Administrative Agent designating the date (which shall be a Business Day) of such termination or reduction and the amount of any partial reduction. Promptly after receipt of a notice of such termination or reduction, the Administrative Agent shall notify each Lender of the proposed termination or reduction. Such termination or partial reduction of the Commitments shall be effective on the date specified in the Borrower's notice and shall reduce the Commitment of each Lender proportionately in accordance with its Pro Rata Share. Any such partial reduction of the Commitments shall be in integral multiples of $10,000,000. Any notice of reduction or termination pursuant to this Section 2.2(e) shall be irrevocable.
        --------------
         (f)Retention of Rights and Remedies.
                   --------------------------------
Notwithstanding the termination of this Agreement on the Termination Date, until all of the Obligations shall have been fully and indefeasibly paid and satisfied and all financing arrangements among the Borrower and the Lenders pursuant to any Loan Document shall have been terminated, all of the rights and remedies under this Agreement and the other Loan Documents shall survive.

2.3  Competitive Bid Procedures.  (a)  Whenever the Borrower
     --------------------------
desires to incur a Competitive Bid Borrowing, it shall give
the Administrative Agent at least one Business Day's prior
written notice with respect to each proposed Competitive Bid
Borrowing of Fixed Rate Loans and at least four Business
Days' prior written notice of each proposed Competitive Bid
Borrowing of Eurodollar Rate Loans to be made hereunder,
provided that any such notice shall be deemed to have been
--------
given on a certain day only if given before 10:00 A.M. (New
York City time) on such day.  Each such notice (a "Notice of
                                                   ---------
Competitive Bid Borrowing") shall be in the form of Exhibit
-------------------------                           -------
5
--
appropriately completed by the Borrower to specify (i) the
aggregate principal amount of the proposed Competitive Bid
Loans to be made pursuant to such Borrowing, (ii) the date
of such Borrowing (which shall be a Business Day) and (iii)
whether the Competitive Bid Loans proposed to be made
pursuant to such Borrowing are to be Fixed Rate Loans or
Eurodollar Rate Loans and (iv) the Interest Period relating
thereto.  The maturity date for repayment of each
Competitive Bid Loan to be made as part of such Competitive
Bid Borrowing shall be the earlier of (x) the last day of
the Interest Period relating thereto and (y) the Termination
Date.  A Notice of Competitive Bid Borrowing that does not
conform substantially to the format of Exhibit 5 may be
rejected in the Administrative
          ---------
Agent's sole discretion, and the Administrative Agent shall
promptly notify the Borrower of such rejection.  The
Administrative Agent shall promptly notify each Lender of
each such request for a Competitive Bid Borrowing received
by it from the Borrower and not rejected by it by
telecopying such Lender a notice in the form of Exhibit 6
hereto (a "Notice of
           ---------                            ---------
Competitive Bid Request").
-----------------------
         (b)Each Lender may, in its sole discretion, make one or more Competitive Bids to the Borrower responsive to a Notice of
Competitive Bid Request.  Each Competitive Bid by a Lender
must be received by the Administrative Agent via telecopier, in the form of Exhibit 7 hereto, (i) in the case
                           ---------
of a proposed Competitive Bid Borrowing of Eurodollar Rate
Loans, not later than 10:00 a.m., New York City time, three
Business Days before such proposed Competitive Bid Borrowing and (ii) in the case of a proposed Competitive Bid Borrowing of Fixed Rate Loans, not later than 10:00 a.m., New York
City time, on the day of such proposed Competitive Bid
Borrowing.  Multiple bids will be accepted by the
Administrative Agent.  Competitive Bids that do not conform
substantially to the format of Exhibit 7 may be rejected by
the Administrative
          ---------
Agent after conferring with, and upon the instruction of,
the Borrower, and the Administrative Agent shall notify the
Lender making such nonconforming bid of such rejection as
soon as practicable.  Each Competitive Bid shall refer to
this Agreement and specify (x) the principal amount (which
shall be in a minimum principal amount of $5,000,000 and in
an integral multiple of $1,000,000 in excess thereof and
which may equal the entire principal amount of the
Competitive Bid Borrowing requested by the Borrower) of the
Competitive Bid Loan or Loans that the Lender is willing to
make to the Borrower, (y) the Competitive Bid Rate or Rates
at which the Lender is prepared to make the Competitive Bid
Loan or Loans and (z) the Interest Period (which shall be
the Interest Period set forth in the applicable Competitive
Bid Request) and the last day thereof.  If any Lender shall
elect not to make a Competitive Bid, such Lender shall so
notify the Administrative Agent via telecopier (I) in the
case of Eurodollar Rate Loans, not later than 10:00 a.m.,
New York City time, three Business Days before a proposed
Competitive Bid Borrowing, and (II) in the case of Fixed
Rate Loans, not later than 10:00 a.m., New York City time,
on the day of a proposed Competitive Bid Borrowing;
provided, however, that failure by any Lender to give such
--------  -------
notice shall not cause such Lender to be obligated to make
any Competitive Bid Loan as part of such Competitive Bid
Borrowing.  A Competitive Bid submitted by a Lender pursuant to this Section 2.3(b) shall be irrevocable.
        --------------
         (c)The Administrative Agent shall promptly notify the Borrower by telecopier of all the Competitive Bids made, the
Competitive Bid Rate and the principal amount of each
Competitive Bid Loan in respect of which a Competitive Bid
was made and the identity of the Lender that made each
Competitive Bid.  The Administrative Agent shall send a copy of all Competitive Bids to the Borrower for its records as
soon as practicable after completion of the bidding process
set forth in this Section 2.3.
                  -----------     -----------
         (d)The Borrower may in its sole and absolute discretion,
subject only to the provisions of this Section
                                                   -------
2.3(d), accept or reject any Competitive Bid referred to in
------
Section 2.3(c) above.  The Borrower shall notify the
--------------
Administrative Agent by telephone, confirmed by telecopier
in the form of a Competitive Bid Accept/Reject Letter in the form of Exhibit 2, whether and to what extent it has decided to
        ---------
accept or reject any of or all the bids referred to in
Section
-------
2.3(b) above, (x) in the case of a Borrowing of Eurodollar
------
Rate Loans, not later than 11:00 a.m., New York City time,
three Business Days before a proposed Competitive Bid
Borrowing, and (y) in the case of a Borrowing of Fixed Rate
Loans, not later than 11:00 a.m., New York City time, on the day of a proposed Competitive Bid Borrowing; provided,
                                             --------
however, that (i) the failure by the Borrower to give such
-------
notice shall be deemed to be a rejection of all the bids
referred to in Section 2.3(b) above, (ii) the Borrower shall
               --------------
not accept a bid made at a particular Competitive Bid Rate
if the Borrower has decided to reject a bid made at a lower
Competitive Bid Rate, (iii) the aggregate amount of the
Competitive Bids accepted by the Borrower shall not exceed
the principal amount specified in the Notice of Competitive
Bid Borrowing, (iv) if the Borrower shall accept a bid or
bids made at a particular Competitive Bid Rate but the
amount of such bid or bids shall cause the total amount of
bids to be accepted by the Borrower to exceed the amount
specified in the Notice of Competitive Bid Borrowing, then
the Borrower shall accept a portion of such bid or bids in
an amount equal to the amount specified in the Competitive
Bids accepted with respect to such  Notice of Competitive
Bid Borrowing, which acceptance, in the case of multiple
bids at such Competitive Bid Rate, shall be made pro rata in accordance with the amount of each such bid at such
Competitive Bid Rate, and (v) except pursuant to clause (iv)
above, no bid shall be accepted for a Competitive Bid Loan
unless such Competitive Bid Loan is in a minimum principal
amount of $5,000,000 and an integral multiple of $1,000,000;
provided, further, however, that if a
                        --------  -------
Competitive Bid Loan must be in an amount less than
$5,000,000 because of the provisions of clause (iv) above,
such Competitive Bid Loan may be for a minimum of $1,000,000 or any integral multiple thereof, and in calculating the pro rata allocation of acceptances of portions of multiple bids
at a particular Competitive Bid Rate pursuant to clause (iv)
the amounts shall be rounded to integral multiples of
$1,000,000 in a manner which shall be in the discretion of
the Borrower.  A notice given by the Borrower pursuant to
this Section 2.3(d)
                                             -------------
shall be irrevocable.

         (e)The Administrative Agent shall promptly notify each bidding Lender whether or not its Competitive Bid has been accepted
(and if so, in what amount and at what Competitive Bid Rate) by telecopy sent by the Administrative Agent, and each successful bidder will thereupon become bound, subject to the other applicable conditions hereof, to make the Competitive Bid Loan in respect of which its bid has been accepted.

         (f)If the Administrative Agent shall elect to submit a Competitive Bid in its capacity as a Lender, it shall submit such bid directly to the Borrower one quarter of an hour earlier than the latest time at which the other Lenders are required to submit their bids to the Administrative Agent pursuant to Section 2.3(b) above.
            --------------
         (g)All notices required by this Section 2.3
                                                -----------
shall be given in accordance with Section 8.7.
                                  -----------
2.4  Notes  The Borrower shall execute and
     -----
deliver to each Lender (or to the Administrative Agent on behalf of each Lender) on or before the Closing Date a promissory note substantially in the form of Exhibit 8 hereto
                                             ---------
(each a "Revolving Loan Note" and collectively, the
         -------------------
"Revolving
---------
Loan Notes") to evidence the aggregate amount of that
Lender's
----------
Revolving Loans and with other appropriate insertions. The Revolving Loan Note delivered to each Lender shall (i) be dated the Closing Date, (ii) be stated to mature on the Termination Date, (iii) bear interest as provided in Section
                                                    --------
2.5(a) in respect of Base Rate Loans or Eurodollar Rate
------
Loans, as the case may be, evidenced thereby and (iv) be entitled to the benefits of this Agreement and the other
Loan Documents.  The Borrower's obligation to pay the
principal of and interest on all Competitive Bid Loans made
to it by a Lender shall be evidenced by its promissory note substantially in the form of Exhibit 9 hereto (each a
                             ---------
"Competitive Bid Note" and
 --------------------
collectively, the "Competitive Bid Notes".  Each Competitive
                   ---------------------
Bid Note issued to each Lender shall (i) be payable to the order of such Lender and be dated the Closing Date, (ii) be in a stated principal amount equal to the Aggregate
Commitments and be payable in the outstanding principal
amount of Competitive Bid Loans evidenced thereby from time
to time, (iii) mature with respect to each Competitive Bid
Loan evidenced thereby on the earlier of (x) the last day of the Interest Period applicable thereto and (y) the
Termination Date, (iv) bear interest as provided in Section
2.5(a) in                                           --------
-----
respect of Fixed Rate Loans or Eurodollar Rate Loans, as the case may be, evidenced thereby and (v) be entitled to the benefits of this Agreement and the other Loan Documents.
Each Lender is hereby authorized to, and prior to any
transfer of any Note issued to it, each Lender shall,
endorse the date and amount of each Loan made by such Lender and each payment or prepayment of principal of the Loans evidenced thereby on the schedule annexed to and constituting a part of such Note, provided that failure by
any such Lender to make such endorsement shall not affect
the obligations of the Borrower hereunder or under such
Note. In lieu of endorsing such schedule as hereinabove provided, prior to any transfer of such Note, each Lender is hereby authorized, at its option, to record such Loans and such payments or prepayments in its books and records; provided, however, that if the Loan Account
                   --------  -------
differs from the information endorsed by a Lender on such Lender's Notes, the Loan Account shall be rebuttably presumed to be correct.

2.5 Interest on the Loans
     ---------------------
         (a)Rate of Interest.  All Revolving Loans
                   ----------------
shall bear interest on the unpaid principal amount thereof from the date made until paid in full at a rate determined from time to time by reference to the Alternate Base Rate or the LIBO Rate. The applicable basis for determining the rate of interest shall be selected by the Borrower at the time a Notice of Revolving Borrowing is given by the Borrower pursuant to Section 2.2(a) or at the time a Notice of
                     --------------
Conversion/Continuation is delivered by the Borrower pursuant to Section 2.5(c); provided, however, that the Borrower may
            --------------  --------  -------
not select the LIBO Rate as the applicable basis for determining the rate of interest on a Loan (1) if at the time of such selection a Potential Event of Default or Event of Default exists or (2) if such a selection would be otherwise prohibited by the terms of this Agreement. If on any day a Revolving Loan is outstanding with respect to which a Notice of Revolving Borrowing or a Notice of Conversion/Continuation has not been delivered to the Administrative Agent in accordance with the terms of this Agreement specifying the basis for determining the rate of interest, then for each such day such Loan shall be a Base Rate Loan. Revolving Loans shall bear interest, subject to
Section 2.5(d), at the
                                --------------
following rates:

              (i)     if a Base Rate Loan, then at a rate per
     annum equal to the Alternate Base Rate as in effect from time to time as interest accrues; and

             (ii)     if a Eurodollar Rate Loan, then at a
     rate per annum equal to the sum of (A) the Eurodollar
     Rate Margin and (B) the LIBO Rate determined for the applicable Interest Period.

The Borrower agrees to pay interest in respect of the unpaid principal amount of each Competitive Bid Loan made to the Borrower from the date the proceeds are made available to the Borrower until maturity thereof (whether by acceleration or otherwise) at a rate per annum which shall, during each Interest Period applicable thereto, subject to Section 2.5(d),
------                                       ----------
be (i) if such Competitive Bid Loan is a Fixed Rate Loan, the fixed rate of interest offered by the Lender making such Loan and accepted by the Borrower pursuant to Section 2.3 and (ii)
                                         -----------
if such Competitive Bid Loan is a Eurodollar Rate Loan, the LIBO Rate plus or minus the applicable Spread offered by the Lender making such Loan and accepted by the Borrower pursuant to Section 2.3.
   -----------
         (b)Interest Payments.  Subject to Section
                   -----------------
2.5(d), (i) interest accrued on each Loan shall be payable
in
------
arrears (A) on each Interest Payment Date applicable to such Loan, (B) upon the prepayment in full of the Loans and the termination of all Commitments under this Agreement, (C) upon the date any principal of the Loan is due, with respect to the principal amount then due and (D) on the Termination Date.

         (c)Conversion or Continuation.  (iii)  Subject
                   --------------------------
to the provisions of Sections 2.8 and 2.9, the Borrower
shall
                     ------------     ---
have the option (A) to convert at any time all or any part of outstanding Revolving Loans which comprise part of the same Borrowing and which, in the aggregate, equal or exceed $10,000,000 from Base Rate Loans to Eurodollar Rate Loans; or (B) to convert all or any part of outstanding Revolving Loans which comprise part of the same Borrowing and which, in the aggregate, equal or exceed $1,000,000 from Eurodollar Rate Loans to Base Rate Loans on the expiration date of any Interest Period applicable thereto or upon the payment of compensation payable pursuant to Section 2.9(d); or (C) upon
                                 --------------
the expiration of any Interest Period applicable to a Borrowing of Eurodollar Rate Loans that are Revolving Loans, to continue all or any portion of such Loans equal to or in excess of $10,000,000 as Eurodollar Rate Loans, and the succeeding Interest Period of such continued Loans shall commence on the expiration date of the Interest Period applicable thereto; provided that no outstanding Loan may be
                    --------
continued as, or be converted into, a Eurodollar Rate Loan if any Potential Event of Default or Event of Default exists or if such a continuation or conversion would otherwise be prohibited by the terms of this Agreement.

             (ii) In the event the Borrower shall elect to convert or continue a Revolving Loan under this Section
                                                -------
2.5(c), the Borrower shall deliver a Notice of
------
Conversion/Continuation to the Administrative Agent no later than 12:00 noon (New York City time) (A) at least one (1) Business Day in advance of the proposed conversion date in the case of a conversion to a Base Rate Loan and (B) at
least three (3) Business Days in advance of the proposed conversion or continuation date in the case of a conversion to, or a continuation of, a Eurodollar Rate Loan. A Notice of Conversion/ Continuation shall specify (1) the proposed conversion or continuation date (which shall be a Business
Day), (2) the amount of the Revolving Loan to be converted
or continued, (3) the nature of the proposed conversion or continuation, and (4) in the case of a conversion to, or a continuation of, a Eurodollar Rate Loan, the requested Interest Period to be applicable thereto. If no Interest Period is specified in any such Notice of Conversion/ Continuation with respect to a Eurodollar Rate Loan, the Borrower shall be deemed to have selected an Interest Period of one month's duration. In lieu of delivering the above-- described Notice of Conversion/Continuation, the Borrower may give the Administrative Agent telephonic notice of any proposed conversion or continuation by the time required under this Section 2.5(c); provided that such notice shall
be
     --------------  --------
confirmed in writing by delivery to the Administrative Agent promptly (but in no event later than 12:00 noon (New York
City time) on the proposed conversion or continuation date)
of a Notice of Conversion/Continuation. Promptly after receipt of a Notice of Conversion/Continuation under this
Section 2.5(c)
                                             --------------
(or telephonic notice in lieu thereof), the Administrative Agent shall notify each Lender by telex, telecopy or other similar form of transmission, of the proposed conversion or continuation.

            (iii)     Any Notice of Conversion/Continuation
for conversion to, or continuation of, a Revolving Loan (or telephonic notice in lieu thereof) shall be irrevocable and the Borrower shall be bound to convert or continue such Revolving Loan in accordance therewith.

         (d)Default Interest.  Notwithstanding the
                   ----------------
rates of interest specified in Section 2.5(a) and the
payment
                               --------------
dates specified in Section 2.5(b), from and after the later
of
                   --------------
(i) occurrence of a payment default by the Borrower in the payment of the principal of or interest on any Loan or any other amount becoming due hereunder, by acceleration or otherwise, and (ii) notice from the Administrative Agent or Requisite Lenders to the Borrower of such default, until the past-due amount is paid, such amount not paid when due shall bear interest payable upon demand at a rate per annum (the "Default Rate" equal to the sum of (A) two percent (2.0%) and
 ------------
(B) the Alternate Base Rate in effect from time to time; provided, that, with respect to any Eurodollar Rate Loan, the
--------
Default Rate shall be equal to (x) the rate otherwise applicable to such Eurodollar Rate Loan under Section 2.5(a)
                                              --------------
plus (y) two percent (2%) per annum until the end of the Interest Period applicable to such Eurodollar Rate Loan.

         (e)Computation of Interest.  Interest on all
                   -----------------------
Obligations (other than those on which the interest rate is determined by reference to the Prime Rate component of the Alternate Base Rate) shall be computed on the basis of the actual number of days elapsed in the period during which interest accrues and a year of 360 days. Interest on all Obligations with respect to which the interest rate is determined by reference to the Prime Rate component of the Alternate Base Rate shall be computed on the basis of the actual number of days elapsed in the period during which interest accrues and a year of 365 or 366 days, as applicable. In computing interest on any Loan, the date of the making of the Loan or the first day of an Interest Period, as the case may be, shall be included and the day of payment or the expiration date of an Interest Period, as the case may be, shall be excluded; provided that if a Loan is repaid on the
                   --------
same day on which it is made, one (1) day's interest shall be paid on that Loan.

2.6  Fees
     ----
         (a)Facility Fee.  The Borrower shall pay to
                   ------------
the Administrative Agent, for the account of the Lenders in accordance with their respective Pro Rata Shares, except as set forth in Section 8.5(b)(vi), a fee (the "Facility Fee"),
             ------------------              ------------
accruing at (i) 0.10% per annum when the Rating falls within Level I, (ii) 0.125% per annum when the Rating falls within Level II and (iii) 0.20% per annum when the Rating falls within Level III, on the average daily aggregate amount of the Aggregate Commitments (regardless of Outstandings) for the period commencing on the Closing Date and ending on the Termination Date, such Facility Fee being payable quarterly, in arrears, on the last calendar day of each calendar quarter occurring after the Closing Date and on the Termination Date. The applicable percentage used in calculating the Facility Fee shall change on the effective date of any change in the Level of the Rating.

         (b)Payment of Fees.  The fees described in
                   ---------------
this Section 2.6 represent compensation for services
rendered
     -----------
and to be rendered separate and apart from the lending of money or the provision of credit and do not constitute compensation for the use, detention or forbearance of money, and the obligation of the Borrower to pay each fee described herein shall be in addition to, and not in lieu of, the obligation of the Borrower to pay interest, other fees and expenses otherwise described in this Agreement. Fees and expenses shall be payable when due in immediately available funds. All fees and expenses shall be nonrefundable when paid. All fees and expenses specified or referred to in this Agreement due to the Administrative Agent or any Lender, including, without limitation, amounts referred to in this Section 2.6 and in Section 8.3, shall constitute Obligations.
-----------        -----------
All fees described in this Section 2.6 which are expressed
as
                           -----------
a per annum charge shall be calculated on the basis of the actual number of days elapsed in a 360 day year.

2.7  Payments
     --------
         (a)Manner and Time of Payment.  Except as
                   --------------------------
otherwise expressly set forth herein, all payments of principal of and interest on the Loans and other Obligations (including, without limitation, fees and expenses) payable to the Administrative Agent or the Lenders (or any of them) shall be made without setoff, counterclaim, defense, condition or reservation or right, in Dollars and in immediately available funds, delivered to the Administrative Agent not later than 12:00 noon (New York City time) on the date and at the place due, to such account of the Administrative Agent as it may designate, for the account of the Administrative Agent or the Lenders, as the case may be; and funds received by the Administrative Agent after that time and date shall be deemed to have been paid and received by the Administrative Agent on the next succeeding Business Day. Payments actually received by the Administrative Agent for the account of the Administrative Agent or the Lenders, or any of them, shall be paid to them promptly after receipt thereof by the Administrative Agent. All payments of principal, interest and fees, and all reimbursements for expenses pursuant to this Agreement and the other Loan Documents, may, at the option of the Administrative Agent (but without any obligation to do so) and upon reasonable notice to the Borrower, be paid from the proceeds of Revolving Loans made to the Borrower hereunder.

         (b)Apportionment of Payments and Prepayments.
                   -----------------------------------------
(iv)  Subject to the provisions of Section 8.5(b), all
payments
                                  --------------
and prepayments of principal and interest in respect of outstanding Revolving Loans and all payments of fees and all other payments in respect of any other Obligations (other than with respect to payments of Competitive Bid Loans) shall be allocated among such of the Lenders as are entitled thereto, in proportion to their respective Pro Rata Shares or otherwise as provided herein. All payments of principal of any Competitive Bid Borrowing shall be allocated pro rata among the Lenders participating in such Borrowing in accordance with the respective principal amounts of their outstanding Competitive Bid Loans comprising such Borrowing. All payments of interest on any Competitive Bid Borrowing shall be allocated pro rata among the Lenders participating in such Borrowing in accordance with the respective amounts of accrued and unpaid interest on their outstanding Competitive Bid Loans comprising such Borrowing.

             (ii)     Subject to the provisions of Section
                                                  -------
8.5(b), after the occurrence of an Event of Default and
while
------
the same is continuing, the Administrative Agent shall, unless otherwise specified at the direction of the Requisite Lenders, which direction shall be consistent with the last sentence of this clause (ii), apply all payments and prepayments in respect of any Obligations:

         (A)first, to pay interest on and then principal of any portion of the Loans which the Administrative Agent may have advanced on behalf of any Lender for which the Administrative Agent has not then been reimbursed by such Lender or the Borrower;

         (B)second, to pay Obligations in respect of any fees, expense reimbursements or indemnities then due to the Administrative Agent;

         (C)third, to pay Obligations in respect of any fees, expenses, reimbursements or indemnities then due to the Lenders;

         (D)fourth, to the ratable payment of interest due in respect of Revolving Loans and Competitive Bid Loans;

         (E)fifth, to the ratable payment or prepayment of principal outstanding on Revolving Loans and Competitive Bid
     Loans; and

         (F)sixth, to the ratable payment of all other Obligations.

The order of priority set forth in this Section 2.7(b)(ii)
and
                                        ------------------
the related provisions of this Agreement are set forth solely to determine the rights and priorities of the Administrative Agent and the Lenders as among themselves. The order of priority set forth in clauses (C) through (F) of this Section
                              ---         ---
2.7(b)(ii) may at any time and from time to time be changed
by
----------
the Requisite Lenders without necessity of notice to or consent of or approval by the Borrower, or any other Person. The order of priority set forth in clauses (A) and (B) of this
                                           ---     ---
Section 2.7(b)(ii) may be changed only with the prior
written
------------------
consent of the Administrative Agent.

       (iii)          Subject to Section 8.5(b), the
                                --------------
Administrative Agent shall promptly distribute to each Lender at its primary address set forth on the appropriate signature page hereof or the signature page to the Assignment and Acceptance by which it became a Lender, or at such other address as a Lender may request in writing, such funds as such Person may be entitled to receive; provided that the Administrative Agent shall under no circumstances be bound to inquire into or determine the validity, scope or priority of any interest or entitlement of any Lender and may suspend all payments or seek appropriate relief (including, without limitation, instructions from the Requisite Lenders or an action in the nature of interpleader) in the event of any doubt or dispute as to any apportionment or distribution contemplated hereby.

         (c)Payments on Non-Business Days.  Whenever
                   -----------------------------
any payment to be made by the Borrower hereunder shall be stated to be due on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day and such extension of time, if any, shall be included in the computation of the payment of interest hereunder and of any of the fees specified in Section 2.6, as the case may be, unless,
                      -----------
in the case of a payment with respect to a Eurodollar Rate Loan, such Business Day occurs in the succeeding month in which case such payment shall be made on the immediately preceding Business Day.

         (d)Administrative Agent's Accounting.  The
                   ---------------------------------
Administrative Agent shall maintain accounts, books and records (a "Loan Account") in which it shall record (i) the
            ------------
names and addresses of the Lenders and the respective Commitments of, and principal amount of Loans owing to, each Lender from time to time; (ii) other appropriate debits and credits as provided in this Agreement, including, without limitation, all interest and fees constituting Obligations; and (iii) all payments of such Obligations made by the Borrower or for the Borrower's account. Each Lender shall maintain in accordance with its usual practices an account or accounts evidencing the indebtedness of the Borrower to such Lender resulting from each Loan owing to such Lender from time to time, including the amount of principal and interest payable and paid to such Lender from time to time hereunder. Entries in the Administrative Agent's Loan Account made in accordance with the Administrative Agent's customary accounting practices as in effect from time to time shall constitute, as between the Administrative Agent and any Lender, prima facie evidence of the accuracy of such entries.
        ----- -----
2.8  Interest Periods  By giving notice as set
     ----------------
forth in Section 2.2(a), 2.3(a) or 2.5(c) with respect to a
         --------------  ------    ------
Borrowing of, conversion into or continuation of Loans, the Borrower shall have the option, subject to the other provisions of this Section 2.8 and Section 2.9, to specify an
                   -----------     -----------
Interest Period to apply to the Borrowing described in such notice. The determination of Interest Periods shall be subject to the following provisions:

         (a)The Borrower may not select an Interest Period which terminates later than the Termination Date; and

         (b)Without the prior written consent of the Administrative Agent (such consent not to be unreasonably withheld), there shall be no more than five (5) Interest Periods with respect to Eurodollar Rate Loans under this Agreement in effect at any one time.

2.9  Special Provisions Governing Eurodollar Rate Loans
     --------------------------------------------------

Notwithstanding other provisions of this Agreement, the
--------------------------------------------------
following provisions shall govern with respect to Eurodollar
Rate Loans as to the matters covered:

         (a)Determination of Interest Rate.  As soon as
                   ------------------------------
practicable after 11:00 a.m. (New York City time) on the Interest Rate Determination Date, the Administrative Agent shall determine the interest rate which shall apply to the Eurodollar Rate Loans for which an interest rate is then being determined for the applicable Interest Period and shall promptly give notice thereof (in writing or by telephone confirmed in writing) to the Borrower and to each Lender in the case of Revolving Loans or, with respect to Eurodollar Rate Loans which are Competitive Bid Loans, the Lenders whose bids with respect to such Loans were accepted.

         (b)Interest Rate Unascertainable, Inadequate
                   -----------------------------------------
or Unfair.  With respect to any Interest Period, if deposits
---------
in Dollars (in the applicable amount) are not being offered to the Reference Banks in the London interbank Eurodollar market for such Interest Period, if the Administrative Agent in good faith shall have determined that the rates at which such Dollar deposits are being offered will not adequately and fairly reflect the cost to any Lender of making or maintaining its Eurodollar Rate Loan during such Interest Period or if adequate and fair means do not exist for ascertaining the applicable interest rate on the basis provided for in the definition of LIBO Rate, then the Administrative Agent shall forthwith give notice thereof to the Borrower and each Lender, whereupon until the Administrative Agent has determined that the circumstances giving rise to such suspension no longer exist, (a) the right of the Borrower to elect to have Loans bear interest based upon the LIBO Rate shall be suspended, and (b) each outstanding Eurodollar Rate Loan that is a Revolving Loan shall be converted into a Base Rate Loan on the last day of the then current Interest Period therefor, notwithstanding any prior election by the Borrower to the contrary.

         (c)Illegality.  (v)  In the event that on any
                   ----------
date any Lender shall have determined in good faith that the making or continuation of any Eurodollar Rate Loan has become unlawful by compliance by that Lender in good faith with any law, governmental rule, regulation or order of any Governmental Authority (whether or not having the force of law), then, and in any such event, such Lender shall promptly give notice (by teletransmission or by telephone promptly confirmed in writing) to the Borrower and the Administrative Agent of that determination and the reasons therefor. The Administrative Agent shall promptly forward any such notice it receives to the other Lenders.

             (ii) Upon the giving of the notice referred to in Section 2.9(c)(i), (A) the Borrower's right to request of
   -----------------
such Lender and such Lender's obligation to make Eurodollar Rate Loans with respect to the requested Borrowing shall be immediately suspended, and such Lender shall make a Loan, with respect to such requested Borrowing of Eurodollar Rate Loans as a Base Rate Loan, which Base Rate Loan shall, for all purposes, be considered a part of such Borrowing and (B) if such Eurodollar Rate Loans that are Revolving Loans are then outstanding, the Borrower shall immediately (or, if permitted by applicable law, no later than the last day of any applicable grace period which such law permits, upon at least one (1) Business Day's written notice to the Administrative Agent and the Lenders) convert each such Loan into a Base Rate Loan.

            (iii) In the event that a Lender determines at any time following its giving of a notice referred to in
Section 2.9(c)(i) that such Lender may lawfully make
-----------------
Eurodollar Rate Loans, such Lender shall promptly give notice (by teletransmission or by telephone promptly confirmed in writing) to the Borrower and the Administrative Agent of that determination, whereupon the Borrower's right to request of such Lender and such Lender's obligation to make Eurodollar Rate Loans that are Revolving Loans shall be restored. The Administrative Agent shall promptly forward any such notice it receives to the Lenders.

         (d)Compensation.  In addition to such amounts
                   ------------
as are required to be paid by the Borrower pursuant to Sections 2.5(a), 2.5(d), 2.6, 2.11 and each other provision of
---------------  ------  ---  ----
this Agreement requiring payment by the Borrower, the Borrower shall compensate each Lender, upon demand, for all losses (including lost profits), expenses and liabilities (including, without limitation, any loss or expense incurred by reason of the liquidation or reemployment of deposits or other funds acquired by such Lender to fund or maintain such Lender's Eurodollar Rate Loans to the Borrower) which such Lender may sustain (i) if, as a result of the failure to satisfy the applicable conditions precedent set forth in
Article III a Borrowing of, conversion into or continuation of Eurodollar Rate Loans does not occur on a date specified therefor in a Notice of Revolving Borrowing or a Notice of Conversion/Continuation or in a Competitive Bid Accept/Reject Letter or in a telephonic request for borrowing or conversion or continuation for a successive Interest Period does not commence after notice therefor is given pursuant to Section
                                                    -------
2.5(c)(ii), (ii) if any principal payment of any Eurodollar
----------
Rate Loan (including, without limitation, any prepayment pursuant to Section 2.1(c) but excluding any prepayment of any
            --------------
Eurodollar Rate Loan in connection with the replacement of any Lender under clause (i) of Section 2.13) occurs for any reason
             ----------    ------------
on a date which is not the last day of the applicable Interest Period, (iii) as a consequence of an acceleration of the Obligations pursuant to Section 6.2 or (iv) as a consequence
                        -----------
of any other failure by the Borrower to repay Eurodollar Rate Loans when required by the terms of this Agreement. If as a consequence of any required conversion of a Eurodollar Rate Loan to a Base Rate Loan as a result of any of the events indicated in Section 2.9(c), a Lender sustains lost profits,
             --------------
the Borrower shall compensate such Lender (such compensation being in lieu of any compensation that might otherwise be payable pursuant to the first sentence of this clause (d) as a result of any of the events indicated in Section 2.9(c)), upon
                                        ---------------
demand, in an amount equal to the amount (if any) by which
(x) the additional interest which would have been payable on the amount of the Eurodollar Rate Loan so converted had such Eurodollar Rate Loan been repaid on last day of the applicable Interest Period exceeds (y) the amount of interest which in the reasonable opinion of such Lender would have been payable to such Lender for its account on the last day of such Interest Period in respect of a deposit equal to the amount of such Eurodollar Rate Loan with a prime bank in London for a period starting on the Business Day following the date of such conversion and ending on the last day of such Interest Period. Such Lender shall deliver to the Borrower, as a condition of the Borrower's obligation to compensate such Lender, a written statement as to such losses, expenses and liabilities.

         (e)Booking of Eurodollar Rate Loans.  Any
                   --------------------------------
Lender may make, carry or transfer Eurodollar Rate Loans at, to, or for the account of, any of its branch offices or agencies or the office of an Affiliate of that Lender; provided that no Lender shall be entitled to receive any
--------
greater amount under Section 2.10 or Section 2.11 as a
result
                     ------------    ------------
of the transfer of any such Loan than such Lender would be entitled to immediately prior thereto unless (i) such transfer occurred at a time when circumstances giving rise to the claim for such greater amount did not exist and were not reasonably foreseeable by such Lender, or (ii) such claim would have arisen even if such transfer had not occurred.

2.10  Taxes  (e)  Any and all payments by the
      -----
Borrower hereunder shall be made, in accordance with Section
                                                     -------
2.7, free and clear of and without deduction for any and all
---
present or future taxes, levies, imposts, deductions, charges, or withholdings, and all liabilities with respect thereto including those arising after the Signing Date as a result of the adoption of or any change in any law, treaty, rule, regulation, guideline or determination of a Governmental Authority or any change in the interpretation or application thereof by a Governmental Authority but excluding, in the case of each Lender and the Administrative Agent, such taxes (collectively, "Excluded Taxes") (including income taxes,
                                 --------------
franchise taxes and branch profit taxes) as are imposed on or measured by such Lender's or Administrative Agent's, as the case may be, income by the United States of America or any Governmental Authority of the jurisdiction under the laws of which such Lender or Administrative Agent, as the case may be, is organized, maintains an Applicable Lending Office or is deemed to be engaged in trade or business other than by reason of this Agreement or the transaction contemplated hereby (all such non-excluded taxes, levies, imposts, deductions, charges, withholdings, and liabilities applicable to this Agreement, the other Loan Documents, the Commitments or the Loans being hereinafter referred to as "Taxes"). If the Borrower shall be
                            -----
required by law to deduct any Taxes from or in respect of any sum payable hereunder or under the other Loan Documents to any Lender or the Administrative Agent, (i) the sum payable shall be increased as may be necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.10) such Lender
----                                             --------
or Administrative Agent receives an amount equal to the sum it would have received had no such deductions been made,
(ii) the Borrower shall make such deductions, and (iii) the Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law. If a withholding tax of the United States of America or any other Governmental Authority shall be or become applicable (y) after the date of this Agreement, to such payments by the Borrower made to the Applicable Lending Office or any other office that a Lender may claim as its Applicable Lending Office, or (z) after such Lender's selection and designation of any other Applicable Lending Office, to such payments made to such other Applicable Lending Office, such Lender shall use reasonable efforts to make, fund and maintain its Loans through another Applicable Lending Office of such Lender in another jurisdiction so as to reduce the Borrower's liability hereunder, if the making, funding or maintenance of such Loans through such other Applicable Lending Office of such Lender does not, in the judgment of such Lender, otherwise materially adversely affect such Loans, such Lender's obligations under its Commitment or such Lender.

         (b)In addition, the Borrower agrees to pay any present or future stamp or documentary taxes or any other excise or property taxes, charges, or similar levies which arise from
any payment made hereunder or from the execution, delivery
or registration of, or otherwise with respect to, this
Agreement, the other Loan Documents, the Commitments or the
Loans (hereinafter referred to as "Other Taxes").
------                                               ------
         (c)The Borrower will indemnify each Lender and the
Administrative Agent for the full amount of Taxes and Other
Taxes (including, without limitation, any Taxes or Other
Taxes imposed by any Governmental Authority on amounts
payable under this Section 2.10) paid by such Lender or the
                   ------------
Administrative Agent (as the case may be) and any liability
(including penalties, interest, and expenses) arising
therefrom or with respect thereto.  This indemnification
shall be made within thirty (30) days after the date such
Lender or the Administrative Agent (as the case may be)
makes written demand therefor.  A certificate as to any
additional amount payable to any Lender or the
Administrative Agent under this Section 2.10 submitted to
the Borrower and the Administrative
------------
Agent (if a Lender is so submitting) by such Lender or the Administrative Agent shall show in reasonable detail the amount payable and the calculations used to determine such amount. With respect to such deduction or withholding for or on account of any Taxes and to confirm that all such Taxes have been paid to the appropriate Governmental
Authorities, the Borrower shall promptly (and in any event not later than thirty (30) days after receipt) furnish to each Lender and the Administrative Agent such certificates, receipts and other documents as may be required (in the judgment of such Lender or the Administrative Agent) to establish any tax credit to which such Lender or the Administrative Agent may be entitled.

         (d)Within thirty (30) days after the date of any payment of Taxes or Other Taxes by the Borrower, the Borrower will furnish to the Administrative Agent, at its address referred to in Section 8.7, the original or a
                       -----------
certified copy of a receipt evidencing payment thereof.

         (e)Without prejudice to the survival of any other agreement of the Borrower hereunder, the agreements and obligations of the Borrower contained in this Section 2.10
----                                              -------
shall survive the payment in full of principal and interest hereunder and the termination of this Agreement.

         (f)Without limiting the obligations of the Borrower under this
Section 2.10, each Lender that is not
                    ------------
created or organized under the laws of the United States of
America or a political subdivision thereof shall deliver to
the Borrower and the Administrative Agent on or before the
Signing Date, or, if later, the date on which such Lender
becomes a Lender pursuant to Section 8.2 hereof, a true and
                             -----------
accurate certificate executed in duplicate by a duly
authorized officer of such Lender, in a form satisfactory to the Borrower and the Administrative Agent, to the effect
that such Lender is capable under the provisions of an
applicable tax treaty concluded by the United States of
America (in which case the certificate shall be accompanied
by two executed copies of Form 1001 of the IRS) or under
Section 1442 of the IRC (in which case the certificate shall be accompanied by two copies of Form 4224 of the IRS) of
receiving payments of interest hereunder without deduction
or withholding of United States federal income tax.  Each
such Lender further agrees to deliver to the Borrower and
the Administrative Agent from time to time a true and
accurate certificate executed in duplicate by a duly
authorized officer of such Lender substantially in a form
satisfactory to the Borrower and the Administrative Agent,
before or promptly upon the occurrence of any event
requiring a change in the most recent certificate previously delivered by it to the Borrower and the Administrative Agent pursuant to this Section 2.10(f).  Further, each Lender
which
                 ---------------
delivers a certificate accompanied by Form 1001 of the IRS covenants and agrees to deliver to the Borrower and the Administrative Agent within fifteen (15) days prior to January 1, 1998, and every third (3rd) anniversary of such date thereafter, on which this Agreement is still in effect, another such certificate and two accurate and complete original signed copies of Form 1001 (or any successor form or forms required under the IRC or the applicable regulations promulgated thereunder), and each Lender that delivers a certificate accompanied by Form 4224 of the IRS covenants and agrees to deliver to the Borrower and the Administrative Agent within fifteen (15) days prior to the beginning of each subsequent taxable year of such Lender during which this Agreement is still in effect, another such certificate and two accurate and complete original signed copies of IRS Form 4224 (or any successor form or forms required under the IRC or the applicable regulations promulgated thereunder). Each such certificate shall certify as to one of the following:

              (i) that such Lender is capable of receiving payments of interest hereunder without deduction or withholding of United States of America federal income tax;

             (ii)     that such Lender is not capable of
     receiving payments of interest hereunder without deduction or withholding of United States of America federal income tax as specified therein but is capable of recovering the full amount of any such deduction or withholding from a source other than the Borrower and will not seek any such recovery from the Borrower; or

            (iii) that, as a result of the adoption of or any change in any law, treaty, rule, regulation, guideline or determination of a Governmental Authority or any change in the interpretation or application thereof by a Governmental Authority after the date such Lender became a party hereto, such Lender is not capable of receiving payments of interest hereunder without deduction or withholding of United States of America federal income tax as specified therein and that it is not capable of recovering the full amount of the same from a source other than the Borrower.

       Each Lender shall promptly furnish to the Borrower and the Administrative Agent such additional documents as may be reasonably required by the Borrower or the Administrative
Agent to establish any exemption from or reduction of any Taxes or Other Taxes required to be deducted or withheld and which may be obtained without undue expense to such Lender.

2.11  Increased Costs  If solely as a result of (a) the
     ---------------
introduction of or any change in any law, order or regulation or in the interpretation or administration of any law, order or regulation by any Governmental Authority charged with the interpretation or administration thereof after the Signing Date or (b) compliance with any guideline or request issued or made after the Signing Date from any central bank or other Governmental Authority (whether or not having the force of law and including, without limitation, imposition or application of Statutory Reserves or any other reserve, special deposit, compulsory loan, FDIC insurance, capital allocation or similar requirement): (i) any Lender incurs a cost or increase in cost as a result of its having entered into or performing its obligations under this Agreement, including its making, funding or maintaining all or any part of its Commitment or any Loans, (ii) any Lender becomes liable to make any payment (other than Excluded Taxes) on or calculated by reference to the amount of Loans made or to be made by it hereunder and/or any sum received or receivable by it hereunder, or (iii) there is a reduction in the amount of any sum received or receivable by any Lender hereunder, then the Borrower shall from time to time upon demand by such Lender pay to such Lender amounts sufficient to indemnify such Lender against, as the case may be, (A) such cost or increased cost (or such proportion of such cost or increased cost which is in fact attributable to its making, funding or maintaining its Commitment or any Loans), (B) such liability or (C) such reduction. Such amounts may be determined by using any reasonable averaging and attribution methods. Each Lender shall notify the Borrower (with a copy of such notice to the Administrative Agent) as soon as possible after the incurrence of the cost, increased cost or liability for which a claim is being made pursuant to this Section 2.11, which notice shall specify the
                 ------------
event by reason of which it is entitled to make such claim and setting out in reasonable detail the basis and computation of such claim. On receipt of such notice, the Borrower shall indemnify such Lender, in accordance with this Section 2.11
    ------------
from and as of the date such cost, increased cost or liability is incurred or any payment made (including, without limitation, where such cost, increased cost or liability is retroactively applied). Notwithstanding the foregoing, no Lender shall be entitled to compensation under this Section
     -------
2.11 with respect to any Competitive Bid Loan if it shall
have
----
been aware of the change giving rise to such request and of the impact of such change on the cost of making such Competitive Bid Loans at the time of submission of the Competitive Bid pursuant to which such Competitive Bid Loan shall have been made.

2.12  Authorized Officers of Borrower  The Borrower shall
     -------------------------------
notify the Administrative Agent in writing of the names of the officers and employees authorized to request Loans and to request a conversion or continuation of any Loan and shall provide the Administrative Agent with a specimen signature of each such officer or employee. The Administrative Agent shall be entitled to rely conclusively on such officer's or employee's authority to request such Loan or such conversion or continuation until the Administrative Agent receives written notice to the contrary. The Administrative Agent shall have no duty to verify the authenticity of the signature appearing on any written Notice of Revolving Borrowing, Notice of Competitive Bid Borrowing, Notice of Conversion/Continuation or Competitive Bid Accept/Reject Letter and, with respect to an oral request for such a Loan or such conversion or continuation, the Administrative Agent shall have no duty to verify the identity of any person representing himself as one of the officers or employees authorized to make such request on behalf of the Borrower. Neither the Administrative Agent nor any Lender shall incur any liability to the Borrower in acting upon any telephonic notice referred to above which the Administrative Agent believes to have been given by a duly authorized officer or other person authorized to borrow or give other notices hereunder on behalf of the Borrower.

2.13  Replacement of Certain Lenders  In the event a Lender
     ------------------------------
("Affected Lender") shall have:  (i) failed to fund its Pro
  ---------------
Rata Share of any Borrowing of Revolving Loans requested by the Borrower which such Lender is obligated to fund under the terms of this Agreement and such failure has not been cured, (ii) requested compensation from the Borrower under Section
-------
2.10 or 2.11 to recover additional costs incurred by such
----    ----
Lender which are not being incurred generally by the other Lenders, or (iii) delivered a notice pursuant to Section
                                                 -------
2.9(c)(i) claiming that such Lender is unable to extend
---------
Eurodollar Rate Loans to the Borrower for reasons not generally applicable to the other Lenders, then, in any such case, the Borrower or the Administrative Agent may make written demand on such Affected Lender (with a copy to the Administrative Agent in the case of a demand by the Borrower and a copy to the Borrower in the case of a demand by the Administrative Agent) for the Affected Lender to assign, and such Affected Lender shall assign pursuant to one or more duly executed Assignment and Acceptances five (5) Business Days after the date of such demand, to one or more financial institutions which comply with the provisions of Section 8.2
                                                 -----------
which the Borrower or the Administrative Agent, as the case may be, shall have engaged for such purpose ("Replacement
                                              -----------
Lender"), all of such Affected Lender's rights and
------
obligations under this Agreement and the other Loan Documents (including, without limitation, its Commitment and all Loans owing to it) in accordance with Section 8.2. Further, with respect to such
                                          -----------
assignment, the Affected Lender shall have concurrently received, in cash, all amounts due and owing to the Affected Lender hereunder or under any other Loan Document, including, without limitation, the aggregate outstanding principal amount of the Loans owed to such Lender, together with accrued interest thereon through the date of such assignment and fees accrued for its account hereunder through the date of such assignment and not yet paid, amounts payable under Sections
                      --------
2.10 and 2.11, and compensation payable under Section 2.9(d)
----     ----                                 --------------
in the event of any replacement of any Affected Lender under clause (ii) or clause (iii) of this Section 2.13; provided,
-----------    ------------         ------------  --------
upon such Affected Lender's replacement, such Affected Lender shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections 2.9, 2.10, 2.11,
8.3 and
                            ------------  ----  ----  ----
8.4.
---

       Upon the replacement of any Affected Lender pursuant to this
Section 2.13, the provisions of Section
                 ------------                    -------
8.5(b) shall continue to apply with respect to Borrowings
------
which are then outstanding with respect to which the Affected Lender failed to fund its Pro Rata Share and which failure has not been cured.


ARTICLE III
CONDITIONS TO LOANS

3.1  Conditions Precedent to Initial Loans  The agreement of
     -------------------------------------
each Lender to make the initial Loans requested to be made by it is subject to the satisfaction, prior to or concurrently with the making of such Loans on the Closing
Date, of all of the following conditions precedent:

         (a)Documents.  The Administrative Agent and
                   ---------
the Lenders shall have received each of the following documents: (i) this Agreement, the Notes and the Borrower's Certificate of the Secretary or Assistant Secretary of the Borrower, each duly executed where appropriate and in form and substance satisfactory to the Administrative Agent and the Lenders, (ii) an opinion of counsel to the Borrower, substantially in the form of Exhibit 11 hereto, (iii) and such
                             ----------
additional documentation as the Administrative Agent or any Lender may reasonably request.

         (b)Termination of Existing Credit Agreement.
                   ----------------------------------------
The Amended and Restated Credit Agreement, dated as of November 25, 1994, as amended, among the Borrower, certain financial institutions from time to time parties thereto and Chase, as agent, shall have been terminated and all outstanding obligations thereunder shall have been paid in full.

         (c)No Default.  No Event of Default or
                   ----------
Potential Event of Default shall have occurred and be continuing or would result from the making of the Loans.

         (d)Representations and Warranties.  All of the
                   ------------------------------
representations and warranties contained in Section 4.1
shall
                                            -----------
 be true and correct in all material respects.

         (e)Fees Paid.  There shall have been paid to
                   ---------
the Administrative Agent, for the account of the Administrative Agent, all fees to be received on the Closing
Date as the Administrative Agent and the Borrower shall have previously agreed in writing.

3.2  Conditions Precedent to all Loans  The obligation of
each
     ---------------------------------
Lender to make any Loan requested to be made by it or to convert/continue any Revolving Loan requested to be converted/ continued on any date, is subject to the satisfaction of the following conditions precedent as of such date:

         (a)Notice of Borrowing.  The Administrative
                   -------------------
Agent shall have received in accordance with the provisions of Section 2.2(a), with respect to any Revolving Loan, an
--------------
original and duly executed Notice of Revolving Borrowing or, in accordance with the provisions of Section 2.3(a) with
                                     --------------
respect to any Competitive Bid Loan, a Notice of Competitive Bid Borrowing or, in accordance with the provisions of Section
-------
2.5, with respect to a conversion/ continuation of any
---
Revolving Loan, an original and duly executed Notice of Conversion/Continuation.

         (b)Additional Matters.  As of the Funding Date
                   ------------------
for any Loan or as of the proposed date for continuation/conversion, as applicable:

              (i)     Representations and Warranties.  All of
                     ------------------------------
the representations and warranties of the Borrower contained in or repeated pursuant to Section 4.1 (other than
                           -----------
representations and warranties which expressly speak only as of a different date) shall be true and complete in all material respects on and as of such Funding Date as though made on and as of such date both before and after taking into account the requested Loans to be made.

             (ii)     No Default.  No Event of Default or
                     ----------
Potential Event of Default shall have occurred and be continuing or would result from the making of the requested
Loan.

            (iii)     No Injunction.  No law or regulation
                     -------------
shall have been adopted, no order, judgment or decree of any Governmental Authority shall have been issued, and no litigation shall be pending or threatened (other than as a result of any condition described in Section 2.10 or 2.11),
                                     ------------    ----
which in the reasonable judgment of the Requisite Lenders, would enjoin, prohibit or restrain any Lender from making the requested Loan.

             (iv)     Commercial Paper.  The Revolving Credit
                     ----------------
Availability shall not be less than the aggregate face
amount of the Borrower's interest bearing or discounted
short term unsecured debt obligations having maturities of
no more than 270 days ("Commercial Paper") then outstanding.
                        ----------------

The request by the Borrower for any Loan made, or to be
made, on any Funding Date or delivery of any Notice of
Conversion/ Continuation shall constitute a representation
and warranty by the Borrower as of such Funding Date or as
of such conversion/ continuation date, as applicable that
all the conditions contained in this Section 3.2 have been
satisfied or waived in
                                     -----------
writing pursuant to Section 8.6.
                    -----------


ARTICLE IV
REPRESENTATIONS AND WARRANTIES

4.1  Representations and Warranties  The Borrower hereby
     ------------------------------
represents and warrants to each Lender and each Agent that the following statements are true and correct (except that the representations and warranties need not be true and correct to the extent that changes in the facts and conditions on which such representations and warranties are based are required or permitted under this Agreement):

         (a)Corporate Organization.  The Borrower and
                   ----------------------
its Subsidiaries are duly organized, validly existing and in good standing under the laws of the jurisdiction of their incorporation, have the corporate power to own their assets and to conduct their business as now being conducted and are duly qualified, authorized and licensed to do business and are in good standing under the laws of each jurisdiction where their ownership or leasing of property or the conduct of their business requires such qualification, except for failures to be so qualified, authorized or licensed that would not in the aggregate have a material and adverse effect on the ability of the Borrower and its Subsidiaries taken as a whole to do business.

         (b)Corporate Powers and Authority.  The
                   ------------------------------
Borrower has the corporate power, authority and legal right to execute, deliver and perform (including, without limitation, to borrow Loans pursuant to the terms of) this Agreement and the other Loan Documents and each instrument or obligation required of it hereunder or thereunder, and has taken all necessary corporate action to authorize its borrowing of Loans hereunder on the terms and subject to the conditions hereof and its execution, delivery and performance of this Agreement, the other Loan Documents and each instrument or obligation required of it hereunder or thereunder.

         (c)Governmental Consents.  No consent of any
                   ---------------------
other Person including, without limitation, stockholders and creditors of the Borrower, and no license, permit, approval or authorization of, exemption by, notice or report to, or registration, filing or declaration with, any Governmental Authority is required by the Borrower in connection with the Loans hereunder or the execution, delivery, performance, validity or enforceability of this Agreement, the other Loan Documents and each instrument or obligation required of it hereunder or thereunder, or if required, has been received or made, as applicable.

         (d)Enforceability.  This Agreement has been,
                   --------------
and each instrument or document required by it hereunder will be, executed and delivered in accordance with this Agreement by a duly authorized officer of the Borrower, and this Agreement constitutes, and each instrument or document required of it hereunder when executed and delivered will constitute, the legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms (except to the extent limited by bankruptcy, reorganization, insolvency, moratorium and other similar laws of general application relating to or affecting the enforcement of creditors, rights or by general equitable principles).

         (e)No Conflict.  The execution and delivery by
                   -----------
the Borrower of this Agreement and the Notes and the performance by the Borrower of its obligations under the Loan Documents do not contravene the Borrower's Certificate of Incorporation or By-laws or any indenture, agreement or instrument to which the Borrower is a party or by which any of its material assets or properties may be bound or affected or any law, rule, statute, regulation, judgment, decree or order of any court or Governmental Authority.

         (f)Financial Position.  The Borrower has
                   ------------------
heretofore delivered to the Administrative Agent and the Lenders, its audited consolidated balance sheet as of October 31, 1996 and its audited consolidated statements of income and cash flows for the fiscal year ended October 31, 1996 and its Form 10-Q Quarterly Report filed with the SEC for the period ended July 31, 1997; such financial statements are complete and correct and fairly present the position and results of operations as of the dates and for the respective periods covered; there are no additional material liabilities, contingent or otherwise, of a type normally shown on such financial statements or the footnotes thereto; and since the date of the most recent financial statements, there has been no change in the Borrower's consolidated financial condition or results of operations which could reasonably be expected to materially impair the Borrower's ability to perform its obligations hereunder.

         (g)Assets and Properties.  The properties and
                   ---------------------
assets of the Borrower and its Subsidiaries, real, personal and mixed, are not subject to any Liens, except for Liens permitted by this Agreement.

         (h)Litigation.  Except as set forth in
                   ----------
Schedule 4.1(h), there are, to the knowledge of the
Borrower,
---------------
no proceedings pending or threatened against or affecting the Borrower or any of its Consolidated Subsidiaries in any court or before any Governmental Authority or arbitration board or tribunal the determination of which, individually or in the aggregate, is in the reasonable judgment of the Borrower likely to materially and adversely affect the properties, business or financial condition of the Borrower and its Consolidated Subsidiaries considered as one enterprise.

         (i)No Default.  No event has occurred and is
                   ----------
continuing, or would result from the incurring of obligations by the Borrower under this Agreement, which constitutes or would constitute an Event of Default or Potential Event of Default.

         (j)Governmental Regulation.  Neither the
                   -----------------------
Borrower nor any of its Consolidated Subsidiaries is an "investment company" within the meaning of the Investment Company Act of 1940 and, after giving effect to the use of the proceeds of the Loans, margin stock (as defined in Regulation U) constitutes less than 25% of the assets of the Borrower and its Consolidated Subsidiaries on a consolidated basis.

         (k)Payment of Taxes.  The Borrower and each
                   ----------------
Subsidiary have filed all tax returns which to the knowledge of the Borrower were required to be filed and have paid all taxes shown thereon to be due, including interest and penalties, or provided reserves reasonably believed by the Borrower to be adequate for payment thereof.

         (l)Use of Proceeds.  No part of the proceeds
                   ---------------
of any Loan will be used in a manner which would violate, or result in a violation of, Regulation G, T, U or X; the Borrower is not engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U).

         (m)Pari Passu Treatment.  Under applicable
                   --------------------
laws in force on the Signing Date, the claims and rights of the Lenders against the Borrower under the Loan Documents will not be subordinate to, and will rank at least pari passu with,
                                              ---- -----
the claims and rights of each other unsecured unsubordinated creditor of the Borrower.

         (n)ERISA.  No Plan had a material accumulated
                   -----
funding deficiency (as such term is defined in Section 302 of ERISA) as of the last day of the most recent fiscal year of such Plan ended prior to the Signing Date, for which the actuarial analysis has been received, or would have had such an accumulated funding deficiency on such day if such year were the first year of such Plan to which Part 3 of Subtitle B of Title 1 of ERISA applied, and no material liability to the Pension Benefit Guaranty Corporation has been incurred with respect to any such Plan by the Borrower or any of its Subsidiaries. No employee pension benefit plan (within the meaning of Section 3(2) of ERISA) to which the Borrower or any Subsidiary contributes is a multi-employer plan (within the meaning of Section 3(37) of ERISA). Each Plan is and has been in all material respects operated and administered in accordance with its provisions and applicable law. No liability under ERISA or otherwise exists with respect to any Plan which liability individually or in the aggregate would have a material adverse effect on the business, operations or financial condition of the Borrower and its Subsidiaries (taken as a whole). The execution, delivery and performance by the Borrower of this Agreement will not involve any prohibited transaction within the meaning of ERISA or Section 4975 of the IRC. The aggregate present value of all accrued benefits vested under all Plans (based on assumptions used to fund such Plans) did not, as of the last annual valuation date, which in the case of any one Plan was not earlier than November 1, 1988, exceed the value of the assets of such Plans allocable to such vested benefits by more than 10% of Consolidated Total Tangible Assets.

         (o)Performance.  Neither the Borrower nor any
                   -----------
of its Subsidiaries is in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any contractual obligation applicable to it under any agreement or instrument, and no condition exists which, with the giving of notice or the lapse of time, or both, would constitute a default under such agreement or instrument which default or condition would have a material adverse effect (i) upon the business, assets or other properties, liabilities or condition (financial or otherwise), results of operations or prospects of the Borrower and its Consolidated Subsidiaries taken as a whole or (ii) upon the ability of the Borrower to perform any of its Obligations under any Loan Document in any material respect, including, without limitation, payment of the Obligations.

         (p)Funded Debt Documents.  The Borrower has
                   ---------------------
delivered to the Administrative Agent a complete copy of each agreement or indenture pursuant to which the Borrower or any Subsidiary has incurred or may incur Funded Debt in excess of $10,000,000 (including, without limitation, the Note Agreements, the Joy Indenture and the Indentures executed in connection with the Borrower's issuance of 8.90% debentures due 3/1/2022; 8.70% debentures due 6/15/2022; 7-1/4% debentures due 12/15/2025; and 6-7/8% debentures due 2/15/2027), in each case together with any amendments thereto.

ARTICLE V
COVENANTS

5.1  Affirmative Covenants of the Borrower  The Borrower
     -------------------------------------
covenants and agrees that so long as the Borrower shall have any outstanding Obligations or any Lender shall have any Commitment hereunder:

         (a)Payment of Taxes.  The Borrower shall, and
                   ----------------
shall cause its Subsidiaries to, pay all taxes, assessments and governmental charges or levies when due, except such as may be contested in good faith by appropriate proceedings diligently pursued and, if and to the extent required by GAAP, with respect to which the Borrower has set aside on its books adequate reserves.

         (b)Maintenance of Insurance.  The Borrower
                   ------------------------
shall, and shall cause each Subsidiary to, maintain insurance coverage by financially sound and reputable insurers in such forms and amounts and against such risks as are customary for corporations of established reputation engaged in the same or similar businesses and owning and operating similar properties.

         (d)Notice of Defaults: ERISA Events.  The
                   --------------------------------
Borrower shall give prompt written notice to the Administrative Agent and the Lenders (a) upon obtaining actual knowledge of the occurrence or existence of any Event of Default or any Potential Event of Default specifying the nature and the period of existence thereof and what action the Borrower has taken or proposes to take with respect thereto, or (b) of any receipt of written notice of a default or event of default under any agreement described in
Section 6.1(h)
-------------
which would permit the holder or obligee of the Indebtedness thereunder to accelerate such Indebtedness, (c) any reportable event under Section 4043(b)(5), (6) or (7) of ERISA with respect to any Plan, any decision to terminate or withdraw from any Plan, any finding made with respect to a Plan under Section 4041(c) or (e) of ERISA, the commencement of any proceeding with respect to a Plan under Section 4042 of ERISA, or any material increase in the actuarial present value of unfunded vested benefits under all Plans over the preceding year or (d) of any demand for payment by the Borrower or any Subsidiary under any Performance Undertaking in the aggregate amount of $5,000,000 or more.

         (e)Inspection of Property; Books and Records.
                   -----------------------------------------
The Borrower shall, and shall cause its Consolidated Subsidiaries to, at all times keep and maintain, full and accurate accounts and records of its operations according to GAAP and will permit the Administrative Agent and the Lenders, and their respective designated officers, employees, agents and representatives, to have access thereto and to make examination thereof at all reasonable times.

         (f)Reporting; Financial Statements.  The
                   -------------------------------
Borrower shall furnish to the Administrative Agent and each
Lender:

              (i)     Quarterly Reports.  As soon as available
                     -----------------
but no later than sixty (60) days after the close of each of the first three (3) quarters of each fiscal year, the Borrower's consolidated balance sheet and consolidated statement of cash flows as of the close of such quarter and consolidated statement of income and consolidated statement of shareholder's equity for such quarter and that portion of the fiscal year ending with such quarter, certified by the chief financial officer of the Borrower as being complete and correct and fairly presenting the financial condition
and results of operations of the Borrower and its
Consolidated Subsidiaries, accompanied by (A) a certificate from a Responsible Financial Officer (1) stating that as of the end of such quarter, no Event of Default or Potential Event of Default existed, or a statement of such Event of Default or Potential Event of Default if any exists and what action the Borrower has taken or proposes to take with respect thereto, (2) stating that the Borrower and its Consolidated Subsidiaries are in compliance with the covenants contained in Sections 5.2(a) and (b), together
with the calculations
---------------     ---
showing how compliance was determined with respect to such Sections, or (3) if the Borrower and its Consolidated Subsidiaries are not in compliance therewith, stating each incidence of non-compliance and the amount thereof and explaining the reason therefor together with the calculations showing how such non-compliance was determined and (B) a certificate from a Responsible Financial Officer stating that the schedule attached to such certificate sets forth the amount of the maximum possible exposure of the Borrower or any Subsidiary under, and a brief summary of, each Performance Undertaking for which the maximum possible exposure thereunder exceeds $25,000,000 as at the end of such quarter.

             (ii)     Annual Reports.  As soon as available
     but
                    ---------------
no later than one hundred five (105) days after the close of each of its fiscal years, a complete copy of a report of the Borrower, which shall include the Borrower's consolidated balance sheet and consolidated statement of cash flows as of the close of such year and consolidated statement of income and consolidated statement of shareholder's equity for such year, certified in accordance with GAAP by an independent public accountant of national reputation selected by the Borrower. Such report shall be accompanied by (A) a certificate from a Responsible Financial Officer (1) stating
(x) that as of the end of such fiscal year, no Event of Default or Potential Event of Default exists or (y) if any Event of Default or Potential Event of Default exists what action the Borrower has taken or proposes to take with respect thereto and (2) stating (x) that the Borrower and its Consolidated Subsidiaries are in compliance with the covenants contained in Sections 5.2(a) and (b), together with the
                      ---------------     ---
calculations showing how compliance was determined with respect to such Sections, or (y) if the Borrower and its Consolidated Subsidiaries are not in compliance therewith, stating such incidence of non-compliance and the amount thereof and explaining the reason therefor together with the calculations showing how such non-compliance was determined and (B) a certificate from a Responsible Financial Officer stating that the schedule attached to such certificate sets forth the amount of the maximum possible exposure of the Borrower or any Subsidiary under, and a brief summary of, each Performance Undertaking for which the maximum possible exposure thereunder exceeds $25,000,000 as at the end of such fiscal year.

            (iii)     Publicly Distributed Information.
                     --------------------------------
Promptly after being filed with the SEC, a copy of each Disclosure Document, Annual Report to Shareholders, Proxy
Statement and Registration Statement and any other registration statements and reports which it is required to file, or shall have filed, with the SEC or with any other national or international securities exchange.

             (iv)     Funded Debt Report.  Not later than
     sixty
                     ------------------
(60) days after the end of each fiscal quarter of the Borrower, a statement describing the Funded Debt of the Borrower and its Consolidated Subsidiaries in excess of $5,000,000 incurred or created subsequent to the Signing
Date that has not been previously disclosed to the Administrative Agent and the Lenders pursuant to this Section.

              (v)     Other Information.  Such other
     statements
                     -----------------
or reports as the Administrative Agent may reasonably request in form and detail satisfactory to the Administrative Agent and Requisite Lenders.

         (f)Disclosure Document Amendments.  If on or
                   ------------------------------
after the date of a Notice of Revolving Borrowing or Notice of Competitive Bid Borrowing and until the Funding Date with respect thereto, the Disclosure Documents as then amended or supplemented would include an untrue statement of a material fact or omit to state a material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, and if the Borrower is required to file any amendment or supplement to the Disclosure Documents with the SEC, then the Borrower shall:
(a) prepare any such amendment or supplement to the Disclosure Documents that is required by the SEC; and (b) furnish copies of such amendment or supplement to the Administrative Agent for distribution to the Lenders, in such quantities as they may from time to time reasonably request.

         (g)Corporate Existence; Maintenance of
                   -----------------------------------
Property.  Except as otherwise permitted hereunder, the
--------
Borrower and each Restricted Subsidiary shall maintain and preserve their corporate existence and all material rights, permits, privileges and franchises now enjoyed and necessary for the operation of their business and keep all their properties in good working order and condition, normal wear and tear excepted, except properties the Borrower determines to be surplus, obsolete or otherwise not useful in the conduct of their businesses.

         (h)Compliance with Laws.  The Borrower shall,
                   --------------------
and shall cause each Subsidiary to, comply with the requirements of all laws, rules, regulations, and orders of any Governmental Authority (including all Environmental Legal Requirements) the violation of which would materially and adversely affect the properties, business or financial condition of the Borrower and its Subsidiaries considered as one enterprise or would result in any Lien or charge upon any property of the Borrower or any Subsidiary, which Lien or charge would materially and adversely affect the properties, business or financial condition of the Borrower and its Subsidiaries considered as one enterprise, except where contested in good faith by appropriate proceedings diligently pursued.

         (i)ERISA.  The Borrower shall, and shall cause
                   ------
each Subsidiary to, make promptly payment of contributions required to meet the minimum funding standards set forth in ERISA, except to the extent waived or deferred by the Pension Benefit Guaranty Corporation.

         (j)Pari Passu Treatment.  The Borrower shall
                   --------------------
ensure that the claims and rights of the Lenders and the other parties to the Loan Documents against the Borrower under the Loan Documents will not be at any time subordinate to, and will rank at all times at least pari passu with, the claims
                                        ---- -----
and rights of each other unsecured creditor of the Borrower.

         (k)Funded Debt Documents.  The Borrower shall
                   ---------------------
promptly furnish to the Administrative Agent and the Lenders a complete copy of (i) each agreement or indenture entered into after the Signing Date pursuant to which the Borrower or any Subsidiary has incurred or may incur Funded Debt in excess of $10,000,000 and (ii) any amendment entered into after the Signing Date with respect to any agreement or indenture pursuant to which the Borrower or any Subsidiary has incurred or may incur Funded Debt in excess of $10,000,000.

5.2  Financial and Negative Covenants  The Borrower
     --------------------------------
covenants and agrees that so long as the Borrower shall have any outstanding Obligations or any Lender shall have any Commitment hereunder:

         (a)Funded Debt.  (iv)  The Borrower shall not,
                   -----------
and shall not permit any Consolidated Subsidiary to, create, issue, assume, guarantee or otherwise incur or in any manner become liable or responsible in respect of any Funded Debt, except:

         (A)   Funded Debt of the Borrower and its
               Consolidated Subsidiaries described on
               Schedule 5.2(a)(i)(A) and renewals,
            ---------------------
               extensions and refundings thereof (without increase in principal amount outstanding at the time of any such renewal, extension or refunding);

         (B)   additional Funded Debt of the Borrower and
               its Consolidated Subsidiaries (including
               Funded Debt permitted under Section
                                        -------
5.2(e)); provided, however, that at the time of issuance
-------  --------  -------
thereof and after giving effect thereto and to the
application of the proceeds thereof, Consolidated Funded
Debt (exclusive of Funded Debt permitted under Section
5.2(a)(i)(E)) would not
                               --------------------
exceed 50% of Consolidated Total Tangible Assets;

         (C) Funded Debt of a Consolidated Subsidiary owing to the Borrower or to a Consolidated
               Subsidiary;

         (D)   Funded Debt of the Borrower owing to a
               Consolidated Subsidiary; and

         (E) Funded Debt of the Borrower incurred with respect to guarantees of HK Systems, Inc. (formerly known as HEI Systems, Inc.) performance bonds pursuant to the Purchase and Sale Agreement dated as of October 29, 1993, provided that the maximum levels of
                        ---------
such guarantees that are to be provided by the Borrower pursuant to the Purchase and Sale Agreement shall not exceed
(l) $50,000,000 during the period from November 1, 1996 through and including October 31, 1997, (2) $20,000,000 during the period from November 1, 1997 through and including October 31, 1998 and (3) $0 after October 31, 1998;

             (ii)     any Person which becomes a Consolidated
     Subsidiary after the date of this Agreement shall for
     all purposes of this Section 5.2(a) be deemed to have
                           --------------
created, assumed or incurred at the time it becomes a Consolidated Subsidiary all Funded Debt of such Person existing immediately after it becomes a Consolidated
Subsidiary; and

            (iii) the renewal, extension or refunding of any Funded Debt issued, incurred or outstanding pursuant to Section 5.2(a)(i)(B) shall constitute the issuance of
         --------------------
additional Funded Debt, which is, in turn, subject to the limitations of Section 5.2(a)(i)(B).
               --------------------
         (b)Net Worth.  The Borrower shall at all times
                   ---------
maintain Consolidated Net Worth of no less than $600,000,000, which amount shall be increased as of the date the annual consolidated financial statements are furnished to the Administrative Agent pursuant to Section 5.1(e)(ii) for fiscal
                                 ------------------
year 1998 and each fiscal year thereafter by 25% of the amount equal to Consolidated Net Income adjusted to reflect expenses and other proper charges attributable to Minority Interests as reflected on such financial statements; provided, however,
                                        --------  -------
that in the event the Consolidated Net Income as adjusted to reflect expenses and other proper charges attributable to Minority Interests on the balance sheet of the Borrower results in a Consolidated Net Loss for any fiscal year, there shall be no increase (nor any decrease) for such fiscal year in the above referenced minimum amount of Consolidated Net Worth required to be maintained.

         (c)Restriction on Fundamental Changes.  The
                   ----------------------------------
Borrower shall not, and shall not permit any of its Restricted Subsidiaries to, liquidate or dissolve, or enter into any consolidation, merger, partnership, joint venture or other combination (other than in the ordinary course of business) or dispose of (in one transaction or in a series of transactions) its or their business or assets as a whole or such portion thereof as in the good faith determination of the Requisite Lenders constitutes a substantial portion of the assets or business of the Borrower and its Subsidiaries taken as a whole, whether pursuant to an asset sale, sale of voting stock of a Subsidiary or otherwise; provided, however, that (i) any
                              --------  -------
Restricted Subsidiary may merge into, consolidate with or transfer its business or assets to the Borrower or to any other Restricted Subsidiary, except that Joy shall not merge with (whether or not Joy is the surviving corporation), consolidate with or transfer its business or assets to any other Restricted Subsidiary so long as Joy is subject to any restriction pursuant to the Joy Indenture that would, but for the effect of the exception thereto, violate Section 5.2(i)
                                             --------------
and (ii) the Borrower may sell, for fair market value, up to 25% of the voting stock of each of Harnischfeger Corporation, Beloit Corporation and Joy to another Person. Notwithstanding the foregoing, the Borrower shall not permit any material portion of the business or assets of any Restricted Subsidiary to be transferred to Joy so long as Joy is subject to any restriction pursuant to the Joy Indenture that would, but for the effect of the exception thereto, violate Section 5.2(i).
                                             --------------
         (d)Conduct of Business.  The Borrower
                  -------------------
shall not permit Harnischfeger Corporation or Beloit Corporation or Joy to engage in any business activities or operations substantially different from and unrelated to its present business activities and operations.

         (e)Indebtedness of Subsidiaries.  The
                  ----------------------------
Borrower shall not permit any Subsidiary to create or incur any Indebtedness or become liable as a surety, guarantor, accommodation endorser, or otherwise for or upon the obligation of any other Person, or sell or discount with recourse any receivables or any debt instruments owned by it, or enter into any other arrangement which has the effect of assuring a creditor of such Person against loss; provided, however, that this Section 5.2(e) shall not be deemed to
                            --------------
prohibit:

              (i)     the acquisition of goods, supplies or
     merchandise in the ordinary course of business;

             (ii) surety bonds, standby letters of credit, contingent liabilities, guarantees and similar undertakings, including, without limitation, undertakings of credit support (each a "Performance Undertaking"), entered into or provided by the Borrower or any Subsidiary in the ordinary course of business, as the same is or may in the future be conducted, relating to the performance of contractual obligations arising in connection with its sale of goods or services;

            (iii)     the endorsement of instruments for
     deposit and collection in the ordinary course of business;

             (iv)     Indebtedness incurred by foreign
     Subsidiaries in the ordinary course of their business in an aggregate amount not to exceed $130,000,000 or 20% of Consolidated Net Worth, whichever is greater, at any time;

              (v) industrial revenue bonds in an aggregate amount not to exceed $32,500,000 or 5% of Consolidated
     Net Worth, whichever is greater, at any time;

             (vi) the existing Indebtedness and Guarantees of the Subsidiaries listed on Schedule 5.2(e) and any
                                    ---------------
renewals, extensions, refundings or replacements thereof (without increase in principal amount outstanding at the time of any such renewal, extension or refunding) on terms no less favorable than terms then current in the market;

            (vii)     obligations of Subsidiaries under all
     Capital Leases not to exceed in the aggregate at any time $26,000,000 or 4% of Consolidated Net Worth, whichever is greater, together with renewals of such Capital Leases on terms no less favorable than the terms that could be obtained in the prevailing debt market;

                (viii)     Indebtedness of Subsidiaries to the
     Borrower or other Subsidiaries;

             (ix)     Indebtedness of each of Joy, Beloit
     Corporation and Harnischfeger Corporation which does not exceed in the aggregate $6,500,000 or 1% of Consolidated Net Worth, whichever is greater, in each case at any time;

              (x) Guarantees with respect to receivables sold or discounted to, or originated by, a third-party finance company with recourse and Indebtedness of any captive-finance Subsidiary which do not exceed in the aggregate $150,000,000 or 25% of Consolidated Net Worth, whichever is greater, at any time; or

             (ix) Indebtedness of any Person that becomes a Subsidiary after the Signing Date to the extent such Indebtedness was outstanding on the date such Person becomes a Subsidiary and was not created in contemplation thereof, together with any renewals, extensions or refundings of such Indebtedness (without increase in principal amount outstanding at the time of any such renewal, extension or refunding).

         (f)Liens.  The Borrower shall not, and
                         -----
shall not permit any Subsidiary to, create, assume or suffer to exist any Liens on any of its property, real or personal or mixed, whether now owned or hereafter acquired, or on the income or profits therefrom, without equally and ratably securing the Loans and other Obligations hereunder, except:

              (i)     Liens for taxes, assessments or
     governmental charges which are not yet delinquent, or are being diligently contested in good faith and by appropriate proceedings;

             (ii) Liens imposed by law, such as carriers', warehousemen's, mechanics', materialmen's and vendors' liens for sums not yet due or which are being diligently contested in good faith and by appropriate proceedings;

            (iii)     Liens not otherwise covered in (i)
     through (xv) of this Section 5.2(f) existing as of the
                           --------------
date of this Agreement and described in Schedule 5.2(f)
which
                                        ---------------
Liens do not secure obligations in an amount exceeding 10% of Consolidated Total Tangible Assets in aggregate;

             (iv)     any Lien on any property acquired,
     constructed or improved by the Borrower or any Subsidiary after the Signing Date and created contemporaneously with or within twelve (12) months of such acquisition, construction or improvement to secure or provide for all or a portion of the purchase price of such property or for such construction or improvement;

              (v)     Liens in connection with industrial
     revenue bonds, pollution control bonds or similar secured financings, to the extent such financings are permitted hereunder;

             (vi) Liens securing the performance of bids, tenders, contracts (other than for the repayment of borrowed money), leases or surety bonds, performance bonds or letters of credit issued in connection with the foregoing or for purposes of like general nature in the ordinary course of the Borrower's business as conducted as of the Signing Date;

            (vii) Liens (A) in connection with asset based financing arranged by any captive finance Subsidiary;
     (B) securing letters of credit obtained in the ordinary course of business by any foreign Subsidiary so long as such Liens cover only properties of such foreign Subsidiary or (C) on any deposit, investment or other depository account of a foreign Subsidiary to secure Indebtedness of one or more other foreign Subsidiaries;

provided that the sum of the obligations secured by Liens
--------
described in sub-clauses (A), (B) and (C) above shall not exceed $130,000,000 or 20% of Consolidated Net Worth, whichever is greater;

                (viii) pledges of deposits to secure (x) public or statutory obligations, including workers' compensation, unemployment insurance and similar obligations and (y) surety, stay, appeal or customs bonds which, with respect to stay and appeal bonds, do not exceed an aggregate amount of $200,000,000;

             (ix) Liens in favor of any customer to secure partial, progress, advance or other payments for goods produced or services rendered to such customer in the ordinary course of the Borrower's or any Subsidiary's business;

              (x) attachment, judgment and other similar Liens arising in connection with court proceedings, provided the execution or other enforcement of such
      --------
Liens is effectively stayed within thirty (30) days after the Borrower or a Subsidiary receives notice thereof and the claims secured thereby are being actively contested in good faith by appropriate proceedings and against which an adequate reserve has been established;

             (xi)     any Lien existing on the property,
     shares of stock or Indebtedness of a Person at the time such Person becomes a Subsidiary of the Borrower or is merged into or consolidated with the Borrower or a Subsidiary or at the time of a sale, lease or other disposition of the properties of any Person as an entirety or substantially as an entirety to the Borrower or a Subsidiary and, in each case, not created in contemplation of such event;

            (xii) Liens on the property of a Subsidiary to secure Indebtedness owed to the Borrower or another
     Subsidiary;

                (xiii)     in the case of leased properties, the
     terms and conditions of leases or subleases creating the leasehold estate and, in the case of all real properties, title exceptions affecting the underlying fee simple estate;

            (xiv)     precautionary filings of Uniform
     Commercial Code financing statements or the taking possession of chattel paper by purchasers of accounts or notes receivables from the Borrower or any Subsidiary, without recourse, in the ordinary course of business; and

             (xv) Liens created in connection with the extension or renewal of any secured Indebtedness or other obligations permitted under the terms of this Agreement; provided, however, that the principal amount
                 --------  -------
of the Indebtedness or other obligations secured thereby shall not exceed the principal amount of Indebtedness or other obligations so secured at the time of such extension or renewal and that any Lien granted in connection with such extension or renewal shall be limited to the same property that secured the Indebtedness or other obligations so extended or renewed.

         (g)Usage of Proceeds.  The proceeds of
                  -----------------
any Loans shall not be used, directly or indirectly, whether immediate, incidental or ultimate, (a) in a manner which would violate, or result in a violation of, Regulation G, T, U or X, or (b) to finance or participate in a tender offer for the takeover or acquisition of all or part of any Person unless the board of directors of such Person has approved such tender offer.

         (h)Note Agreement Amendments.  The
                  -------------------------
Borrower shall not, and shall not agree to, amend, modify or otherwise change any covenant in any Note Agreement so as to make the provisions thereof more restrictive than the corresponding provisions of this Agreement unless such corresponding provision herein shall simultaneously be amended in a like manner.

         (i)Dividend Restrictions.  The Borrower
                  ---------------------
shall not, and shall not permit any of its Restricted Subsidiaries, to permit or place or agree to permit or place, any restriction, directly or indirectly, on (i) the payment of dividends or other distributions by any Restricted Subsidiary to the Borrower or (ii) the making of advances or other cash payments by any Restricted Subsidiary to the Borrower, except for any such restriction on Joy pursuant to the Joy Indenture.

         (j)Joy Indenture Amendments.  The
                  ------------------------
Borrower shall not, and shall not permit Joy to, agree to or amend, modify or otherwise change the Joy Indenture so as to make the provisions thereof more restrictive.

5.3  Changes in GAAP and Borrower's Fiscal Year  If, after
the
     ------------------------------------------
Signing Date, any changes in GAAP are required or permitted and are adopted by the Borrower with the agreement of its independent certified public accountants or the Borrower changes its fiscal year and any such changes in GAAP or its fiscal year result in a material change in the calculation of any of the financial covenants, restrictions or standards herein or in the related definitions or terms used therein ("Material Accounting Changes"), the parties hereto agree to enter into negotiations, in good faith, in order to amend such provisions in a credit neutral manner so as to reflect equitably such changes with the desired result that the criteria for evaluating the Borrower's financial condition shall be the same after such changes as if such changes had not been made; provided, however, that no Material Accounting
               --------  -------
Change shall be given effect in such calculations until such provisions are amended, in a manner reasonably satisfactory to the Requisite Lenders.


ARTICLE VI
EVENTS OF DEFAULT; RIGHTS AND REMEDIES

6.1  Events of Default  Each of the following occurrences
     -----------------
shall constitute an Event of Default under this Agreement:

         (a)Failure to Make Payments When Due.
                  ---------------------------------
The Borrower shall fail to pay, in the manner specified in
the Loan Documents, (i) any principal of, or interest on,
any Loan when and as the same shall become due and payable
hereunder, or (ii) any fee provided for in Section 2.6
within ten (10)
                                           -----------
 days after its due date hereunder, or (iii) any other amount due from the Borrower hereunder or under any other
Loan Document within thirty (30) days after its due date.

         (b)Breach of Certain Covenants.  The
                  ---------------------------
Borrower shall fail to perform or observe any of the terms, provisions, covenants, conditions, agreements or obligations contained in Section 5.2(a), (b), (c), (d), (e)(x) or (g).
             --------------  ---  ---  ---  ------    ---
         (c)Breach of Other Covenants.  The
                  -------------------------
Borrower shall fail to perform or observe any of the terms, provisions, covenants, conditions, agreements or obligations contained in this Agreement (other than Section 5.2(a), (b),
                                        --------------  ---
(c), (d), (e)(x) or (g)) and such failure shall continue for
---  ---  ------    ----
more than, and shall not have been remedied to the satisfaction of the Requisite Lenders within thirty (30) days after the Administrative Agent, or any Lender through the Administrative Agent, has given notice to the Borrower that such default has occurred, which notice shall specify the default to be remedied and state that it is a notice hereunder, provided, that, with respect to any breach of
           --------
Section 5.1(c), such 30-day grace period shall commence
--------------
without the giving of such notice by the Administrative
Agent or any Lender.

         (e)Bankruptcy.  (i)  The Borrower or any
                  ----------
Subsidiary shall become insolvent, or be unable, or admit in writing its inability, to pay its debts as they become due; or (ii) the Borrower or any Subsidiary shall make an assignment for the benefit of creditors or to an agent authorized to liquidate any substantial amount of its properties or assets; or (iii) the Borrower or any Subsidiary shall file or have filed against it a petition in bankruptcy or seeking reorganization or to effect a plan or other arrangement with creditors or winding up or dissolution and any such filing against it shall not be dismissed within sixty (60) days after the date of such filing; or (iv) the Borrower or any Subsidiary shall apply for or consent to the appointment of or consent that an order be made appointing any receiver, custodian, trustee or similar officer for any of its or their properties, assets or business, or if a receiver, custodian, trustee or similar officer shall be appointed for all or a substantial part of its or their properties, assets or business; or (v) an order for relief shall be entered against the Borrower or any Subsidiary under the United States federal bankruptcy laws as now or hereafter in effect; or (vi) the Borrower or any Subsidiary shall take any action indicating its consent to, approval of or acquiescence in, any of the foregoing.

         (e)Breach of Representation or Warranty.
------------------------------------
Any representation or warranty made by the Borrower herein or in any certificate or financial statement heretofore or hereafter furnished by the Borrower or any of its respective officers in connection with this Agreement or the other Loan Documents shall prove to have been in any material respect false or misleading when made or when deemed to have been made.

         (f)Appropriation of Property.  All, or
                  -------------------------
substantially all, of the property of the Borrower and its Consolidated Subsidiaries taken as a whole shall be condemned, seized, or otherwise appropriated.

         (g)Suspension of Business.  The Borrower
                  ----------------------
or any Restricted Subsidiary shall voluntarily suspend its business for more than thirty (30) days in any fiscal year.

         (h)Defaults as to Other Indebtedness.
                  ---------------------------------
(I) Any breach or default shall occur under any other agreement involving Indebtedness or the extension of credit under which the Borrower or any Subsidiary may be obligated as borrower or guarantor, if (A) such default consists of the failure to pay principal of or interest on any Indebtedness when due in the aggregate amount of $25,000,000 or more, or (B) the Indebtedness due thereunder in the aggregate amount of $25,000,000 or more shall have been declared to be due and payable immediately and such acceleration shall not have been rescinded or annulled; or
(ii) any breach or default shall occur under any other agreement involving Indebtedness or the extension of credit in the aggregate amount greater than $25,000,000 under which the Borrower or any of its Subsidiaries may be obligated as borrower or guarantor if such default permits the holder or obligee thereof to accelerate such Indebtedness or other extensions of credit and such default continues unremedied in excess of thirty (30) days.

         (i)ERISA.  Any Plan of the Borrower or
                  -----
any of its Subsidiaries shall be terminated within the meaning of Title IV of ERISA except as permitted by Section 4044(d) of ERISA, or a trustee shall be appointed by the appropriate United States District Court to administer any such Plan of the Borrower or any of its Subsidiaries, or the Pension Benefit Guaranty Corporation shall institute proceedings to terminate any Plan of the Borrower or any of its Subsidiaries or to appoint a trustee to administer any such Plan and, upon the occurrence of any of the foregoing, the then current value of vested benefits owing under any such Plan guaranteed under Title IV of ERISA (determined upon the basis of assumptions prescribed by the Pension Benefit Guaranty Corporation) exceeds the then current value of the assets allocable to such benefits by more than $500,000.

         (j)Change of Control.  Any Person or
                   -----------------
Persons acting as a partnership, limited partnership, syndicate or other group for the purpose of acquiring an interest in the Borrower shall acquire a controlling interest in the Borrower such that it or they could elect a majority of the board of directors of the Borrower.

         (k)Judgments.  There shall be entered
                  ---------
against the Borrower or any of its Subsidiaries one or more judgments, writs or decrees which (after taking into account the application of any insurance proceeds) in the aggregate exceed the Dollar amount of $25,000,000 and all such judgments, writs or decrees shall not have been satisfied, vacated, discharged, stayed or appealed within the applicable period for appeal from the date of entry thereof.

6.2  Remedies  (f)  Automatically upon the occurrence of an
     --------
Event of Default under Section 6.1(d), the Commitments shall
                       --------------
immediately terminate, and all Loans and other Obligations outstanding under this Agreement and the other Loan Documents shall, without presentment, demand, protest, or notice of any kind, all of which are hereby expressly waived, be forthwith due and payable, if not herein otherwise then due and payable, together with all costs and expenses (including break and funding costs determined in accordance with Section 2.9(d))
                                            ---------------
incurred by the Lenders as a result thereof, anything herein or in any agreement, contract, indenture, document or instrument to the contrary notwithstanding; and

         (b)at any time after the occurrence of an Event of Default other than under Section 6.1(d), and in
                                     --------------
each and every such case, unless such Event of Default shall have been remedied or cured by the Borrower to the
satisfaction of the Requisite Lenders or waived in writing
by the Requisite Lenders (except in the case of an Event of
Default under Section 6.1(a), the waiver of which shall
              --------------
require the consent of all Lenders), the Administrative
Agent shall, upon the direction of the Requisite Lenders,
immediately terminate the Commitments, whereupon the same
shall be cancelled and reduced to zero and all Loans and all accrued interest thereon and all other liabilities and
Obligations outstanding under this Agreement and the other
Loan Documents shall, thereupon, without presentment,
demand, protest, or notice of any kind, all of which are
hereby expressly waived, be forthwith due and payable, if
not otherwise then due and payable, together with all costs
and expenses (including break and funding costs determined
in accordance with Section 2.9(d)) incurred by the Lenders
as a
                   --------------
result thereof, anything herein or in any other agreement, contract, indenture, document or instrument to the contrary notwithstanding.

         (c)For purposes of this Agreement and each of the other Loan Documents, an Event of Default shall be deemed "continuing"
until cured or waived in writing in accordance with Section
8.6.
                -----------
0.1  Setoff Rights  If any amount payable hereunder or under
     -------------
the Notes is not paid as and when due, the Borrower hereby
authorizes the Administrative Agent, each Lender, each
Participant and each of their respective Affiliates to
proceed, after acceleration upon default by the Borrower
hereunder, to the fullest extent permitted by applicable
law, without prior notice, by right of set-off, banker's
lien or counterclaim, against any moneys or other assets of
the Borrower in any currency that may at any time be in the
possession of any such Person, at any branch or office
thereof, to the full extent of all amounts due and owing to
the Administrative Agent or such Lender hereunder.  Any
Lender or Participant that so proceeds or that has an
Affiliate that so proceeds shall forthwith give notice to
the Administrative Agent of any action taken by such Lender,
Participant or Affiliate pursuant to this Section 6.3.
                           -----------

ARTICLE VII
THE ADMINISTRATIVE AGENT

7.1  Appointment (a)  Each of the Lenders hereby
     -----------
designates and appoints Chase as the Administrative Agent of such Lender under this Agreement and the other Loan Documents, and each of the Lenders hereby irrevocably authorizes the Administrative Agent to take such action on its behalf under the provisions of this Agreement and the other Loan Documents and to exercise such powers as are set forth herein or therein, together with such other powers as are reasonably incidental thereto. The Administrative Agent agrees to act as such on the express conditions contained in this Article VII.
                                                 -----------
         (b)The provisions of this Article VII
                                                -----------
are solely for the benefit of the Administrative Agent and the Lenders, and the Borrower shall have no right to rely on or enforce any of the provisions hereof (other than as expressly set forth in Section 7.7).  In performing its functions and
             -----------
duties under this Agreement and the other Loan Documents, the Administrative Agent shall act solely as agent for the Lenders and does not assume and shall not be deemed to have assumed any obligation toward or relationship of agency or trust with or for the Borrower or any of its Affiliates.

7.2  Nature of Duties  The Administrative Agent shall not
have
     ----------------
any duties or responsibilities except those expressly set forth in this Agreement or in the other Loan Documents. The duties of the Administrative Agent shall be mechanical and administrative in nature. The Administrative Agent shall not have by reason of this Agreement a fiduciary relationship in respect of any Lender. Nothing in this Agreement or any of the other Loan Documents, expressed or implied, is intended to or shall be construed to impose upon the Administrative Agent any obligations in respect of this Agreement or any of the other Loan Documents except as expressly set forth herein or therein. Each Lender shall make its own independent investigation of the financial condition and affairs of the Borrower and its Subsidiaries in connection with the making and the continuance of the Loans hereunder and shall make its own appraisal of the creditworthiness of the Borrower and its Subsidiaries, and the Administrative Agent shall not have any duty or responsibility, either initially or on a continuing basis, to provide any Lender with any credit or other information with respect thereto, whether coming into its possession before the Signing Date or at any time or times thereafter. If the Administrative Agent seeks the consent or approval of the Requisite Lenders to the taking or refraining from taking any action hereunder, the Administrative Agent shall send notice thereof to each Lender. The Administrative Agent shall promptly notify each Lender at any time that the Requisite Lenders or, where expressly required, all of the Lenders, have instructed the Administrative Agent to act or refrain from acting pursuant hereto.

7.3  Rights, Exculpation, Etc  Neither the Administrative
     ------------------------
Agent nor any of its Affiliates nor any of its officers, directors, employees, agents, attorneys or consultants shall be liable to any Lender for any action taken or omitted by it or such Person hereunder or under any of the other Loan Documents, or in connection herewith or therewith, except that (i) the Administrative Agent shall be obligated on the terms set forth herein for performance of its express obligations hereunder, and (ii) no Person shall be relieved of any liability imposed by law for its gross negligence or willful misconduct (as determined by the final judgment of a court of competent jurisdiction). The Administrative Agent shall not be liable for any apportionment or distribution of payments made by it in good faith pursuant to the terms of this Agreement and if any such apportionment or distribution is subsequently determined to have been made in error the sole recourse of any Lender to whom payment was due, but not made, shall be to recover from other Lenders any payment in excess of the amount to which they are determined to have been entitled. The Administrative Agent shall not be responsible to any Lender for any recitals, statements, representations or warranties herein or for the execution, effectiveness, genuineness, validity, enforceability, collectibility, or sufficiency of this Agreement or any of the other Loan Documents, or any of the transactions contemplated hereby and thereby, or of any of the other Loan Documents or any of the transactions contemplated thereby, or for the financial condition of the Borrower or any of its Subsidiaries. The Administrative Agent shall not be required to make any inquiry concerning either the performance or observance of any of the terms, provisions or conditions of this Agreement or any of the Loan Documents or the financial condition of the Borrower or any of its Subsidiaries or the existence or possible existence of any Potential Event of Default or Event of Default. The Administrative Agent may at any time request instructions from the Lenders with respect to any actions or approvals which by the terms of this Agreement or of any of the other Loan Documents the Administrative Agent is permitted or required to take or to grant, and if such instructions are promptly requested, the Administrative Agent shall be absolutely entitled to refrain from taking any action or to withhold any approval and shall not be under any liability whatsoever to any Person for refraining from any action or withholding any approval under any of the Loan Documents until it shall have received such instructions from the Requisite Lenders or, where expressly required, all of the Lenders. Without limiting the foregoing, no Lender shall have any right of action whatsoever against the Administrative Agent as a result of the Administrative Agent acting or refraining from acting under this Agreement or any of the other Loan Documents in accordance with the instructions of the Requisite Lenders or, where expressly required, all of the Lenders.

7.4  Reliance  The Administrative Agent shall be entitled to
     --------
rely upon any written notices, statements, certificates, orders or other documents or any telephone message believed by it in good faith to be genuine and correct and to have been signed, or made by the proper Person, and with respect to all matters pertaining to this Agreement or any of the other Loan Documents and its duties hereunder or thereunder, upon advice of legal counsel (including counsel for the Borrower), independent public accountants and other experts selected by it in good faith.

7.5  Indemnification  To the extent that the Administrative
     ---------------
Agent is not reimbursed and indemnified by the Borrower or
the Borrower fails upon demand by the Administrative Agent
to perform its obligations to reimburse or indemnify the
Administrative Agent, the Lenders will severally reimburse
and indemnify the Administrative Agent for and against any
and all liabilities, obligations, losses, damages,
penalties, actions, judgments, suits, costs, expenses or
disbursements of any kind or nature whatsoever which may be
imposed on, incurred by, or asserted against the
Administrative Agent in any way relating to or arising out
of this Agreement or any of the other Loan Documents or any
action taken or omitted by the Administrative Agent under
this Agreement or any of the other Loan Documents, in
proportion to each Lender's Pro Rata Share; provided that
                                               --------
no Lender shall be liable for (i) any portion of such
liabilities, obligations, losses, damages, penalties,
actions, judgments, suits, costs, expenses or disbursements
resulting from the Administrative Agent's gross negligence
or willful misconduct, as determined by the final judgment
of a court of competent jurisdiction, (ii) routine
administrative costs described in Section 8.3(a)(ii) or
(iii) the legal fees and
             ------------------
expenses incurred by the Administrative Agent in connection
with the execution and delivery of this Agreement and the
other Loan Documents.  The obligations of the Lenders under
this Section 7.5 shall survive the payment in full of the
     -----------
Loans and the termination of this Agreement.

7.6  The Administrative Agent Individually  With respect to
     -------------------------------------
its Pro Rata Share hereunder and the Loans made by it, the Administrative Agent shall have and may exercise the same rights and powers hereunder and is subject to the same obligations and liabilities as and to the extent set forth herein for any other Lender. The terms "Lenders", "Requisite Lenders" or any similar terms shall, unless the context clearly otherwise indicates, include the Administrative Agent in its individual capacity as a Lender or one of the Requisite Lenders. The Administrative Agent may accept deposits from, lend money to, and generally engage in any kind of banking, trust or other business with the Borrower as if it were not acting as Administrative
Agent pursuant hereto.

7.7  Successor Administrative Agent; Resignation of
     ----------------------------------------------
Administrative Agent (a)  The Administrative Agent may
--------------------
resign from the performance of its functions and duties
hereunder at any time by giving at least thirty (30) days'
prior written notice to the Lenders and the Borrower.  In
the event that the Administrative Agent gives notice of its
desires to resign from the performance of its functions and
duties as Administrative Agent, any such resignation shall
take effect only upon the acceptance by a successor
Administrative Agent of appointment pursuant to clauses (b)
                                                -----------
and (c) below.
    ---
         (b)The Requisite Lenders shall appoint a successor
Administrative Agent.

         (c)If a successor Administrative Agent shall not have been so appointed within said thirty (30)-day period, the retiring
Administrative Agent shall then appoint a successor
Administrative Agent who shall serve as Administrative Agent until such time, if any, as the Requisite Lenders appoint a successor Administrative Agent as provided above.

       (d) Upon the appointment of a successor Administrative Agent, the term "administrative agent" shall, for all purposes of this Agreement and the other Loan Documents, thereafter include such successor, except that the retiring Administrative Agent shall reserve all rights as to
Obligations accrued or due to it, in its capacity as such,
at the time of such succession and all rights (whenever arising) under Section 8.4.
      -----------
         (e)Notwithstanding anything in this Section 7.7 to the contrary, no Person shall serve as an
-----------
Administrative Agent unless such Person is a Lender.

         (f)None of the Syndication Agent, the Documentation Agent, the Advisor and the Arranger shall have any duties or obligations hereunder in its capacity as such.


ARTICLE VIII
MISCELLANEOUS

8.1  Entire Agreement  This written Agreement, together with
     ----------------
the letter agreement between the Borrower, the Administrative Agent and Chase Securities Inc. dated as of October 7, 1997 (which letter agreement relates solely to matters between the Borrower, the Administrative Agent and Chase Securities Inc.), represents the final agreement among the parties as to its subject matter and may not be contradicted by evidence of prior, contemporaneous, or subsequent oral agreements among the parties. There are no oral agreements among the parties.

8.2  Assignments and Participations
     ------------------------------
         (a)Subject to the limitations and requirements hereinafter set forth, each Lender may assign to one or more financial institutions all or a portion of its rights and obligations
under this Agreement (including, without limitation, all or
a portion of its Commitment and Loans); provided, however,
that (i) each such assignment shall
        --------  -------
be of a constant, and not a varying, percentage of the
assigning Lender's rights and obligations under this
Agreement (other than any Competitive Bid Loans or
Competitive Bid Notes) and the assignment shall transfer the same percentage of such Lender's Commitment, Revolving Loans and other interests hereunder, (ii) unless the
Administrative Agent and the Borrower otherwise consent, the aggregate amount of the Commitments of the assigning Lender
being assigned pursuant to each such assignment (determined
as of the date of the Assignment and Acceptance with respect to such assignment) shall in no event be less than
$10,000,000 (provided that
                                            --------
assignments between Lenders shall have no minimum amount),
(iii) except in the case of an assignment to a Lender or an
Affiliate of such Lender (so long as at the time of such
assignment to a Lender or an Affiliate it is not reasonably
foreseeable by the assigning Lender that such assignment
would increase the amounts payable by the Borrower pursuant
to the cost protection provisions contained in Sections 2.9,
2.10,
                                        ------------  ----
and 2.11), the Borrower and Administrative Agent must give
    ----
their consent (which consent shall not unreasonably be withheld or delayed) to each such assignment and (iv) the parties to each such assignment (other than the Borrower) shall execute and deliver to the Administrative Agent an Assignment and Acceptance, together with a processing and recordation fee of $3,500;

       Upon the execution, delivery, approval, acceptance and recording of an Assignment and Acceptance, from and after the effective date specified in such Assignment and Acceptance, which effective date shall be at least five (5) Business Days after the execution date thereof (unless the Borrower and the Administrative Agent otherwise agree), (x) the assignee thereunder shall be a party hereto and, to the extent that rights and obligations hereunder have been assigned or negotiated to it pursuant to such Assignment and Acceptance, have the rights and obligations of a Lender hereunder and (y) the Lender assignor thereunder shall, to the extent that rights and obligations hereunder have been assigned or negotiated by it pursuant to such Assignment and Acceptance, relinquish its rights and be released from its obligations under this Agreement and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections
                                  --------
2.9, 2.10, 2.11, 8.3 and 8.4, as well as to any fees accrued
--- ------ ----- ----    ----
for its account hereunder and not yet paid.

       Notwithstanding the foregoing, any Lender assigning rights and obligations under this Agreement may retain any Competitive Bid Loans made by it outstanding at such time and in such case shall retain its rights hereunder in respect of any Loans so retained until such Loans have been repaid in full in accordance with this Agreement.

         (b)By executing and delivering an Assignment and Acceptance, the assigning Lender thereunder and the assignee thereunder confirm to and agree with each other and the other parties
hereto as follows:  (i) the assignment made under such
Assignment and Acceptance is made without recourse and,
other than as provided in such Assignment and Acceptance,
such assigning Lender makes no representation or warranty
and assumes no responsibility with respect to any
statements, warranties or representations made in or in
connection with this Agreement or any other Loan Document or any other document, instrument or agreement executed or
delivered in connection herewith or therewith or the
execution, legality, validity, enforceability, genuineness,
sufficiency or value of this Agreement or any other Loan
Document or any other instrument or document furnished
pursuant hereto or thereto; (ii) such assigning Lender makes no representation or warranty and assumes no responsibility
with respect to the financial condition of the Borrower or
any of its Subsidiaries or the performance or observance by
the Borrower of any of its obligations under any Loan
Document or any other instrument or document furnished
pursuant hereto; (iii) such assignee confirms that it has
received a copy of this Agreement, together with copies of
the financial statements most recently delivered pursuant to
Section 5.1 and
-----------
such other Loan Documents and other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will, independently and without reliance upon the Administrative Agent, such assigning Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such assignee appoints and authorizes the Administrative Agent to take such action as an Administrative Agent on its behalf and to exercise such powers under this Agreement and the other Loan Documents as are delegated to the Administrative
Agent by the terms hereof and thereof, together with such powers as are reasonably incidental thereto; and (vi) such assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement and the other Loan Documents are required to be performed by it as a Lender.

         (c)The Administrative Agent shall maintain at its address referred to on Schedule A a copy of each Assignment and Acceptance delivered to and accepted by it and shall record in the Administrative Agent's Loan Account the names and addresses of each Lender and the Commitment of, and principal amount of the Loans owing to, such Lender from time to time. The Borrower, the Administrative Agent and the Lenders may treat each Person whose name is recorded in the Loan Account as a Lender hereunder for all purposes of this Agreement.

         (d)Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and the assignee, the Administrative
Agent shall, if such Assignment and Acceptance has been
properly completed and is in substantially the form of
Exhibit 1 and if the conditions for the assignment
                          ---------
referred to in the Assignment and Acceptance and set forth
in Section 8.2(a) have been met, (i) accept such Assignment
and
--------------
Acceptance, (ii) record the information contained therein in the Administrative Agent's Loan Account and (iii) give prompt notice thereof to the Borrower.

         (e)Each Lender may sell to one or more banks or other entities (each a "Participant") participations
                                 -----------
in all or a portion of its rights and obligations under this
Agreement and the other Loan Documents (including, without
limitation, all or a portion of its Commitment and Loans;
provided, that (i) notice thereof is given to the
--------
Administrative Agent and, except in the case of a
participation to a Lender or an Affiliate of such Lender,
the Borrower shall have consented to such sale of a
participation (which consent shall not be unreasonably
withheld or delayed), (ii) such Lender's obligations under
this Agreement and the other Loan Documents (including,
without limitation, its Commitment to the Borrower
hereunder) shall remain unchanged, (iii) such Lender shall
remain solely responsible to the other parties hereto for
the performance of such obligations, (iv) any Participant
shall be entitled to the benefit of the cost protection
provisions contained in Sections 2.9, 2.10 and 2.11
                       ------------  ----     ----
to the same extent as if it were a Lender; provided,
however,
                                   --------  -------
that no such Participant shall be entitled to receive any
greater amount pursuant to such Sections than the Lender
from which it purchased its participation would have been
entitled to receive in respect of the amount of the
participation transferred by such Lender to such Participant had no transfer occurred, (v) the Borrower, the
Administrative Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement
and the other Loan Documents and with regard to any and all
payments to be made under this Agreement and the Notes, and
(vi) a Participant shall not be entitled to voting rights
under this Agreement; provided, that
                      --------
the participation agreement between a Lender and its Participant may provide that such Lender will obtain the approval of such Participant prior to any amendment or waiver of any provisions of this Agreement which would decrease any fees payable hereunder or the amount of principal of, or the rate at which interest is payable on, the Loans, extend the final maturity of the Loans or any date fixed for the payment of interest on the Loans or any fees or extend or increase the Commitment of such Lender.

         (f)Upon the acceptance by the Administrative Agent of any Assignment and Acceptance, the parties to such Assignment and Acceptance may at any time request that new Notes be issued to the Lender assignor and the Lender assignee by (i) providing written notice of such request to the Administrative Agent and the Borrower and (ii) delivering to the Borrower such assigning Lender's Revolving Loan Note and, if applicable, Competitive Bid Note for cancellation and substitution. Promptly following receipt by the Borrower of any such notice, and verification from the Administrative Agent that the applicable Assignment and Acceptance has been accepted by the Administrative Agent, the Borrower forthwith shall cause to be executed, and shall deliver to the Lender assignee, new Notes to the order of the assignee and, if applicable, a replacement Revolving
Loan Note to the order of the Lender assignor, and such Revolving Loan Notes shall equal the aggregate principal amount of such assigning Lender's Revolving Loan Note issued by the Borrower immediately prior to the acceptance by the Administrative Agent of the applicable Assignment and Acceptance. The Borrower shall immediately upon delivery of such new Notes, cancel the original Note(s) delivered by the Lender assignor to the Borrower.

         (g)Notwithstanding anything herein to the contrary, each Lender may assign all or any portion of its rights under this Agreement as collateral security to any Federal Reserve Bank or any Governmental Authority succeeding to its functions.

8.3  Expenses
     --------
         (a)Generally.  The Borrower agrees upon
                  ---------
demand to pay, or reimburse the Administrative Agent for, any and all reasonable and necessary out-of-pocket costs incurred by the Administrative Agent or its Affiliates in connection with (i) the negotiation, preparation and execution of this Agreement and the other Loan Documents or in connection with any amendments, modifications or waivers of the provisions hereof and thereof (including legal fees and out-of-pocket expenses of Administrative Agent's counsel; (ii) the administration of this Agreement, the Loan Documents and the Loans; and (iii) the enforcement of any of the Obligations. In addition, the Borrower shall pay, or reimburse the Administrative Agent for, all out-of-pocket costs and expenses, including, without limitation, reasonable and necessary attorneys' and legal assistants' fees (including allocated costs of internal counsel) incurred by the Administrative Agent prior to the occurrence of an Event of Default in commencing, defending or intervening in any litigation or in filing a petition, complaint, answer, motion or other pleading in any legal proceeding relating to the Borrower, or any of its Subsidiaries, and arising out of or in connection with the Loan Documents, subject to any limitations with respect thereto set forth in Section 8.4.
                     -----------
         (b)After Default.  The Borrower further
                 -------------
agrees to pay, or reimburse the Administrative Agent and the Lenders for all-out-of-pocket costs and expenses, including, without limitation, reasonable and necessary attorneys' and legal assistants' fees, expenses and disbursements (including allocated costs of internal counsel and costs of settlement) incurred by the Administrative Agent or any Lender after the occurrence of an Event of Default (i) in enforcing any of the Obligations or exercising or enforcing any other right or remedy available by reason of such Event of Default; (ii) in connection with any refinancing or restructuring of the credit arrangements provided under this Agreement in the nature of a "work-out" or in any insolvency or bankruptcy proceeding; or (iii) in commencing, defending or intervening in any litigation or in filing a petition, complaint, answer, motion or other pleading in any legal proceeding relating to the Borrower or any of its Subsidiaries and related to or arising out of the transactions contemplated hereby or by any of the Loan Documents. Any payments made by the Borrower or received by the Administrative Agent and applied as reimbursements for costs and expenses under this Section 8.3(b) shall be
                              --------------
apportioned among the Administrative Agent and the Lenders in the order of priority set forth in Section 2.7.
                                   -----------
8.4  Indemnification (a)  The Borrower agrees to
     ---------------
indemnify and hold harmless the Administrative Agent, each and all of the Lenders, each of the Affiliates of Chase and each of the Lenders' respective Affiliates that have funded or maintained any Loan hereunder and each of the respective officers, directors, employees and agents of each of the foregoing (collectively called the "Indemnitees") from and
                                    -----------
against any and all liabilities, obligations, loses, damages, penalties, actions, judgments, suits, costs and expenses to which any Indemnitee may become subject by virtue of any breach by the Borrower of any of its agreements or obligations under this Agreement or any of the other Loan Documents or by virtue of any wrongful or negligent action or inaction by the Borrower or any litigation, investigation or proceeding arising as a result of such breach or wrongful or negligent action or inaction by the Borrower and to reimburse each Indemnitee upon demand for any legal or other expenses incurred in connection with investigating or defending any of the foregoing (collectively, the "Indemnified Matters");
                    -------------------
provided, that the Borrower shall have no obligation to an
--------
Indemnitee hereunder with respect to (i) matters for which such Indemnitee has been compensated pursuant to or for which an exemption is provided in Section 2.9(d) or 2.11 or any
                                 --------------    ----
other provision of this Agreement and (ii) Indemnified Matters to the extent the same are found by a final decision of a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of that Indemnitee.

         (b)The Indemnitee shall promptly upon receipt of notice of the making of any claim or the initiation of any action, suit, or proceeding, if a claim in respect thereof is to be made
against the Borrower hereunder, notify the Borrower in
writing of the commencement thereof.  The Borrower shall
have the right, but not the obligation, at its expense, to
provide and to control the defense of any such claim,
action, suit or proceeding, provided that the Borrower
                                        --------
shall agree that any judgment, settlement or other amounts
payable as a result of such claim, action, suit or
proceeding shall be subject to the foregoing indemnity and
provided
--------
further that the Borrower must keep such Indemnitee
appraised
-------
of the progress of any such claim, action, suit or
proceeding, and provided further that if such Indemnitee
reasonably
                -------- -------
believes that its failure to participate will adversely
affect its interests or that there is a conflict of interest which makes it inadvisable for the Borrower's attorney to
represent such party, it shall notify the Borrower of such
conclusion in writing and may, at its election, participate
in such claim, action, suit or proceeding (the legal fees
incurred by such Indemnitee as a result of such anticipation to be reimbursed by the Borrower to such party).  If more
than one Indemnitee shall elect to participate in such
claim, action, suit or proceeding pursuant to the preceding
sentence, the Borrower shall only be obligated to reimburse
such Indemnitees for the legal fees of one counsel unless
such Indemnitees inform the Borrower that they reasonably
believe that there is a conflict of interest which makes it
inadvisable for one counsel to represent all such
Indemnitees, provided, that in the event
                                --------
one or more Indemnitees retain additional counsel over the
Borrower's objection, the Borrower retains the right to
challenge, in court or otherwise, such decision and any
alleged payment obligation of such legal fees.  Any such
claim, action, suit or proceeding shall not be settled, if
any indemnification is claimed hereunder with respect
thereto, without the prior written approval of the Borrower
which shall not be unreasonably withheld or delayed.
Without prejudice to the survival of any other agreement of
the Borrower hereunder, the agreements and obligations of
the Borrower contained in this Section 8.4 shall survive the payment in full of
                                -----------
principal and interest hereunder and the termination of this Agreement.

8.5  Ratable Sharing; Defaulting Lender
     ----------------------------------
         (a)Subject to Sections 2.7 and 8.5(b),
                             ------------     ------
the Lenders agree among themselves that (i) with respect to all amounts received by them which are applicable to the payment of the Obligations (excluding amounts payable under this Agreement which are determined on a non-pro-rata basis, including, without limitation, amounts payable pursuant to Competitive Bid Loans and under Sections 2.2(c), 2.2(f),
                                ---------------  ------
2.5(b), 2.9(d), 2.10, 2.11, 2.13, 8.3 and 8.4), equitable
------  ------  ----  ----  ----- ----    ----
adjustment will be made so that, in effect, all such amounts will be shared among them ratably in accordance with their Pro Rata Shares, whether received by voluntary payment, by the exercise of the right of set-off or banker's lien, by counterclaim or cross action or by the enforcement of any or all of the Obligations (excluding the above described amounts payable under this Agreement which are determined on a non-pro-rata basis), (ii) if any of them shall by voluntary payment or by the exercise of any right of counterclaim, setoff, banker's lien or otherwise, receive payment of a proportion of the aggregate amount of the Obligations described in clause (i) above held by it which is greater than its Pro Rata Share of the payments on account of such Obligations, the one receiving such excess payment shall purchase, without recourse or warranty, an undivided interest and participation (which it shall be deemed to have been done simultaneously upon the receipt of such payment) in such Obligations owed to the others so that all such recoveries with respect to such Obligations shall be applied ratably in accordance with their Pro Rata Shares; provided, that if all
--------
or part of such excess payment received by the purchasing party is thereafter recovered from it, those purchases shall be rescinded and the purchase prices paid for such participations shall be returned to that party to the extent necessary to adjust for such recovery, but without interest except to the extent the purchasing party is required to pay interest in connection with such recovery. The Borrower agrees that any Lender so purchasing a participation from another Lender pursuant to this Section 8.5(a) may, to the
                                --------------
fullest extent permitted by law, exercise all its rights of banker's lien, setoff or counterclaim with respect to such participation as fully as if such Lender were the direct creditor of the Borrower in the amount of such participation.

         (b)In the event that the FDIC is appointed as conservator or receiver of any Lender and thereafter such Lender fails to fund its Pro Rata Share of any Borrowing requested or deemed requested by the Borrower which such Lender is obligated to
fund under the terms of this Agreement (the funded portion
of such Borrowing being hereinafter referred to as a "Non
Pro Rata Loan"), until the
                              -----------------
earlier of such Lender's cure of such failure and the termination of the Commitments, the proceeds of all amounts thereafter repaid to the Administrative Agent by the Borrower and otherwise required to be applied to such Lender's share of all other Obligations pursuant to the terms of this Agreement shall be advanced to the Borrower by the Administrative Agent on behalf of such Lender to cure, in full or in part, such failure by such Lender, but shall nevertheless be deemed to have been paid to such Lender in satisfaction of such other Obligations. Notwithstanding anything in this Agreement to the contrary:

              (i)     the foregoing provisions of this Section
                                                     -------
8.5(b) shall apply only with respect to the proceeds of
------
payments of Obligations and shall not affect the conversion
or continuation of Loans pursuant to Section 2.5(c);
                                  --------------
             (ii) any such Lender shall be deemed to have cured its failure to fund its Pro Rata Share of any Borrowing at such time as an amount equal to such Lender's original Pro Rata Share of the requested principal portion of such Borrowing is fully funded to the Borrower, whether made by such Lender itself or by operation of the terms of this Section 8.5(b), and
                                     --------------
 whether or not the Non Pro Rata Loan with respect thereto has been repaid, converted or continued;

            (iii)     amounts advanced to the Borrower to
     cure, in full or in part, any such Lender's failure to
     fund its Pro Rata Share of any Borrowing ("Cure
     Loans") shall
                                            ----------
bear interest at the rate applicable to Base Rate Loans
under Section 2.5 in effect from time to time, and for all
other
-----------
purposes of this Agreement shall be treated as if they were Base Rate Loans;

             (iv) regardless of whether or not an Event of Default has occurred or is continuing, and notwithstanding the instructions of the Borrower as to its desired application, all repayments of principal which, in accordance with the terms of Section 2.7,
                                             -----------
would be applied to the outstanding Base Rate Loans shall be applied first, ratably to all Base Rate Loans constituting
Non
-----
Pro Rata Loans, second, ratably to Base Rate Loans other
than
                ------
those constituting Non Pro Rata Loans or Cure Loans and, third, ratably to Base Rate Loans constituting Cure Loans;
-----
              (v) for so long as and until the earlier of any such Lender's cure of the failure to fund its Pro Rata Share of any Borrowing and the termination of the Commitments, the term "Requisite Lenders" for purposes of this Agreement shall mean Lenders (excluding all Lenders whose failure to fund their respective Pro
     Rata Shares of such Borrowing have not been so cured) whose Pro Rata Shares represent more than sixty percent (60%) of the aggregate Pro Rata Shares of such Lenders; and

             (vi)     for so long as and until any such
     Lender's failure to fund its Pro Rata Share of any Borrowing is cured in accordance with Section
                                            -------
8.5(b)(ii), (A) such Lender shall not be entitled to any
----------
Facility Fees with respect to its Commitment and (B) the Facility Fee shall accrue in favor of the Lenders which have funded their respective Pro Rata Shares of such requested Borrowing, shall be allocated among such performing Lenders ratably based upon their relative Commitments, and shall be calculated based upon the aggregate Commitments of such performing Lenders.

8.6  Amendments and Waivers  Subject to the provisions of
     ----------------------
Section 2.7(b)(ii), no amendment or modification of any
------------------
provision of this Agreement shall be effective without the written agreement of the Requisite Lenders and the Borrower, and no termination or waiver of any provision of this Agreement, or consent to any departure by the Borrower therefrom, shall in any event be effective without the written concurrence of the Requisite Lenders, which the Requisite Lenders shall have the right to grant or withhold at their sole discretion; except that any amendment, modification, or waiver of any provision of this Agreement which would (i) decrease the principal amount of, or extend the maturity of or any scheduled principal payment date or date for the payment of any interest on any Loan, or waive or excuse any such payment or any part thereof, or decrease the rate of interest on any Loan, shall not be effective without the prior written consent of each Lender affected thereby, (ii) change or extend any Commitment or decrease the Facility Fees or any other amount hereunder due to any Lender shall not be effective without the prior written consent of such Lender, (iii) amend the definition of "Requisite Lenders" or the provisions contained in this
Section 8.6 or in the third sentence of
                  -----------
Section 8.14, or (iv) waive or amend the condition precedent
------------
set forth in clause (iv) of Section 3.2(b), shall not be effective without the prior written consent of each Lender. No amendment, modification, termination, or waiver of any provision of Article VII or any other provision referring to
             -----------
the Administrative Agent shall be effective without the written concurrence of the Administrative Agent. The Administrative Agent may, but shall have no obligation to, with the concurrence of any Lender, execute amendments, modifications, waivers or consents on behalf of such Lender. Any waiver or consent shall be effective only in the specific instance and for the specific purpose for which it was given. No notice to or demand on the Borrower in any case shall entitle the Borrower to any other or further notice or demand in similar or other circumstances. Any amendment, modification, termination, waiver or consent effected in accordance with this Section 8.6 shall be binding on each
                     -----------
assignee, transferee or recipient of a Lender's Commitment or Loans, each future assignee, transferee or recipient of a Lender's Commitment or Loans, and, if signed by the Borrower (when required), on the Borrower.

8.7  Notices  Unless otherwise specifically provided herein,
     -------
any notice or other communication herein required or permitted to be given shall be in writing and may be personally served, telecopied, telexed or sent by courier service or United States mail and shall be deemed to have been given when delivered in person or by courier service, upon receipt of a telecopy or telex or four (4) Business Days after deposit in the United States mail (registered or certified, with postage prepaid and properly addressed). Notices to the Administrative Agent shall not be effective until received by the Administrative Agent. For the purposes hereof, the addresses of the parties hereto (until notice of a change thereof is delivered as provided in this
Section 8.7) shall be
                                         -----------
as set forth in Schedule A or on the applicable Assignment
and
                ----------
Acceptance, as to each party, at such other address as may be designated by such party in a written notice to all of the other parties. In addition, each Lender shall provide the Administrative Agent with the information requested on Exhibit
-------
10 with respect to such Lender as such information changes
--
from time to time.

8.8  Failure or Indulgence Not Waiver; Remedies Cumulative
No
     -----------------------------------------------------
failure or delay on the part of the Administrative Agent, the Borrower or any Lender in the exercise of any power, right or privilege under any of the Loan Documents shall impair such power, right or privilege or be construed to be a waiver of any default or acquiescence therein, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privilege. All rights and remedies existing under the Loan Documents are cumulative to and not exclusive of any rights or remedies otherwise available.

8.9  Termination  Upon the termination in whole of the
     -----------
Commitments pursuant to the terms of this Agreement, the Borrower shall pay to the Administrative Agent for the benefit of the Lenders an amount equal to any and all Obligations then outstanding.

8.10  Marshalling; Payments Set Aside  Neither any Lender
nor
     -------------------------------
the Administrative Agent shall be under any obligation to marshal any assets in favor of the Borrower or any other party or against or in payment of any or all of the Obligations. To the extent that the Borrower makes a payment or payments to the Administrative Agent or the Lenders, or the Administrative Agent or the Lenders enforce their rights or exercise their rights of setoff, and such payment or payments or the proceeds of such enforcement or setoff or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to a trustee, receiver or any other party under any bankruptcy law, state or federal law, common law or equitable cause, then to the extent of such recovery, the obligation or part thereof originally intended to be satisfied, and all Liens, right and remedies therefor, shall be revived and continued in full force and effect as if such payment had not been made or such enforcement or setoff had not occurred.

8.11  Severability  In case any provision in or obligation
     ------------
under this Agreement or the other Loan Documents shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.

8.12  Headings  Article and Section headings in this
      --------
Agreement

and in the Table of Contents hereto are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose or be given any substantive effect.

8.13  GOVERNING LAW  THE ADMINISTRATIVE AGENT HEREBY ACCEPTS
     -------------
THIS AGREEMENT, ON BEHALF OF ITSELF AND THE LENDERS, AT NEW YORK, NEW YORK BY ACKNOWLEDGING AND AGREEING TO IT THERE. THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS SHALL BE CONSTRUED IN ACCORDANCE WITH AND SHALL BE GOVERNED BY THE LAWS OF THE STATE OF NEW YORK.

8.14  Successors and Assigns; Subsequent Holders of Notes
This
     ---------------------------------------------------
Agreement and the other Loan Documents shall be binding upon the parties hereto and their respective successors and assigns and shall inure to the benefit of the parties hereto and the successors and permitted assigns of the Lenders.
The terms and provisions of this Agreement shall inure to the benefit of any assignee or transferee of the Loans and the Commitment of any Lender (to the extent such assignment or transfer is effected in accordance with Section 8.2), and in the event
of
                            -----------
such transfer or assignment, the rights and privileges herein conferred upon Lenders shall automatically extend to and be vested in such transferee or assignee, all subject to the terms and conditions hereof. The Borrower's rights or any interest therein hereunder, and the Borrower's duties and Obligations hereunder, may not be assigned without the written consent of all of the Lenders. All of the Borrower's obligations and duties under this Agreement and under each of the other Loan Documents shall be binding upon each of the Borrower's successors and assigns, including, without limitation, any receiver, trustee or debtor-in-possession of or for the Borrower.

8.15  CONSENT TO JURISDICTION; SERVICE OF PROCESS  Each of
the
     -------------------------------------------
parties hereto agrees that all disputes among them arising out of, connected with, related to, or incidental to the relationship established among them in connection with, this Agreement or any of the other Loan Documents whether arising in contract, tort, equity, or otherwise, shall be subject to the non-exclusive jurisdiction of any state or federal court located in New York, New York, but the parties hereto acknowledge that any appeals from those courts may have to be heard by a court located outside of New York, New York. Each of the parties hereto waives in all disputes brought pursuant to this Section 8.15 any objection that it may have to the
                 ------------
location of the court considering the dispute. The Borrower agrees that the Administrative Agent or any Lender shall have the right to proceed against the Borrower in a court in any location to enable such Person to (1) obtain personal jurisdiction over the Borrower or (2) enforce a judgment or other court order entered in favor of such Person. The Borrower irrevocably waives any objection (including, without limitation, any objection of the laying of venue or based on the grounds of forum non conveniens) which it may now or
               ----- --- ----------
hereafter have to the bringing of any such action or proceeding with respect to this Agreement or any other Loan Document or instrument, document or agreement executed or delivered in connection herewith in any jurisdiction set forth above.

8.16  Counterparts; Effectiveness; Inconsistencies  This
     ---------------------------------------------
Agreement and any amendments, waivers, consents, or supplements may be executed in counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument. This Agreement shall become effective against each of the Borrower, each Lender and the Administrative Agent on the date when all of such parties have duly executed and delivered this Agreement to each other (delivery by the Borrower to the Lenders and by any Lender to the Borrower and any other Lender being deemed to have been made by delivery to the Administrative Agent). This Agreement and each of the other Loan Documents shall be construed to the extent reasonable to be consistent one with the other, but to the extent that the terms and conditions of this Agreement are actually inconsistent with the terms and conditions of any other Loan Document, this Agreement shall govern.
       IN WITNESS WHEREOF, this Agreement has
 been duly executed as
of the date set forth above.

HARNISCHFEGER INDUSTRIES, INC.,
                       as the Borrower



By:___________________________________
                       Name:
                       Title:


THE CHASE MANHATTAN BANK,
                       as Administrative Agent and as a Lender



By:___________________________________
                       Name:
                       Title:

THE FIRST NATIONAL BANK OF CHICAGO




By:___________________________________

                       Name:
                       Title:
ROYAL BANK OF CANADA




By:___________________________________

                       Name:
                       Title:
NATIONAL AUSTRALIA BANK LIMITED A.C.N. 004044937




By:___________________________________

                       Name:
                       Title:
MARSHALL & ILSLEY BANK




By:___________________________________

                       Name:
                       Title:

NATIONAL WESTMINSTER BANK




By:___________________________________

                       Name:
                       Title:

ABN AMRO BANK N.V.




By:___________________________________

                       Name:
                       Title:



By:___________________________________

                       Name:
                       Title:

THE ASAHI BANK, LTD.




By:___________________________________

                       Name:
                       Title:

BANCA COMMERCIALE ITALIANA, CHICAGO BRANCH




By:___________________________________

                       Name:
                       Title:

THE BANK OF NEW YORK




By:___________________________________

                       Name:
                       Title:

THE BANK OF NOVA SCOTIA




By:___________________________________

                       Name:
                       Title:

BANK ONE, WISCONSIN




By:___________________________________

                       Name:
                       Title:

BANQUE NATIONALE DE PARIS




By:___________________________________

                       Name:
                       Title:

CIBC, INC.




By:___________________________________

                       Name:
                       Title:

COMMERZBANK AKTIENGESELLSCHAFT, CHICAGO BRANCH




By:___________________________________

                       Name:
                       Title:

FIRSTAR BANK MILWAUKEE, N.A.




By:___________________________________

                       Name:
                       Title:

FIRST UNION NATIONAL BANK




By:___________________________________

                       Name:
                       Title:

THE FUJI BANK, LIMITED




By:___________________________________

                       Name:
                       Title:

NATIONSBANK, N.A.




By:___________________________________

                       Name:
                       Title:

PNC BANK, NATIONAL ASSOCIATION




By:___________________________________

                       Name:
                       Title:

ISTITUTO BANCARIO SAN PAOLO DI TORINO SPA




By:___________________________________

                       Name:
                       Title:

FIRST BANK NATIONAL ASSOCIATION




By:___________________________________

                       Name:
                       Title:

KREDIETBANK N.V.




By:___________________________________

                       Name:
                       Title:

CARIPLO-CASSA DI RISPARMIO DELLE PROVINCIE LOMBARDE SPA




By:___________________________________

                       Name:
                       Title:

WACHOVIA BANK, N.A.




By:___________________________________

                       Name:
                       Title:

THE NORTHERN TRUST COMPANY




By:___________________________________

                       Name:
                       Title:

BANK AUSTRIA AG




By:___________________________________

                       Name:
                       Title:

BARCLAYS BANK PLC




By:___________________________________

                       Name:
                       Title:

THE SANWA BANK, LIMITED, CHICAGO BRANCH




By:___________________________________

                       Name:
                       Title:

Exhibit 10(d)
           HARNISCHFEGER INDUSTRIES, INC.
          -------------------------------
   LONG-TERM COMPENSATION PLAN FOR KEY EXECUTIVES
----------------------------------------------

1.                          Purpose.  The Harnischfeger Industries,
          -------
Inc. Long-Term Compensation Plan for Key Executives (the
"Plan"), established effective as of September 8, 1997 by Harnischfeger Industries, Inc. (the "Company"), is intended to provide certain key officers of the Company a one-time grant of long-term compensation incentives directly linked to achieving high performance for Company shareholders.

2.                          Administration.  The Plan will be
          --------------
administered by the Human Resources Committee of the Board of Directors of the Company or such other committee of two or more directors constituted to comply with the Non-Employee
 Director requirements of Rule 16b-3 promulgated pursuant to the Securities Exchange Act of 1934 as amended and Securities Exchange Commission interpretations thereunder as the Board of Directors may designate from time to time (the "Committee"), which Committee from time to time may delegate the performance of certain of its ministerial duties under the Plan, such as the keeping of records and participants' accounts, to such person or persons as it may select. Awards under the Plan shall be granted on the basis of five consecutive years (each a "Plan Year" and, individually, Plan Years 1, 2, 3, 4 and 5, respectively) consisting of the five 12-month periods beginning on September 8, 1997 and ending on September 7, 2002. The Company shall pay the cost of Plan administration. The Committee shall have the power, right and duty to interpret the provisions of the Plan and may from time to time adopt procedures with respect to the administration of the Plan. Any decision made by the Committee in good faith in connection with its administration of or responsibilities under the Plan shall be conclusive on all persons.

3.                          Participation.  Each executive of the
          -------------
Company listed on Schedule I shall be a participant in the Plan (a "Participant").

4.                          Shares.  The total number of shares of
          ------
the Company's common stock ("Stock") (other than Dividend
Shares (as defined below) and Stock awarded through the reinvestment of cash distributions as provided in paragraph
6(b)hereof) which may be awarded to each Participant under the Plan (the "Total Share Award") is listed on Schedule I.

5.                          Stock Price Targets.  The Stock prices
          -------------------
at which awards are made under the Plan (the"Stock Price
Targets") and corresponding percentages of Total Share
Awards to be granted under the Plan (the"Percents of Total
Share Award") for each Plan Year are listed on Schedule II.

6.                          Awards.  If at any time during a Plan
          ------
Year the average closing price of the Stock on the New York
Stock Exchange Composite Tape for twenty (20) consecutive trading days equals or exceeds a Stock Price Target for such Plan Year, each Participant who is then employed by the Company shall be awarded (i) a number of shares of Stock (a "Stock Award") which together with all previous Stock Awards equals the Total Share Award for such Participant multiplied by the Percent of Total Share Award corresponding to such Stock Price Target and (ii) an additional number of shares of Stock (rounded to the nearest whole number of shares)
(the "Dividend Shares") equal to the number of shares of Stock that would have been credited to the Participant's account as the result of the reinvestment of cash distributions in the manner and at the prices specified in paragraph 6(b) below had such Stock Award been made on September 8, 1997. Any Participant whose employment with the Company terminates for any reason prior to September 8, 2002 shall not be eligible for additional Stock Awards under the Plan following the date of such termination of employment. Each award shall be in Stock and shall be delivered into the Harnischfeger Industries Deferred
Compensation Trust ("Rabbi Trust") subject to the terms hereinafter set forth:

                       (a)       Shares of Stock awarded under the Plan
                       shall be registered by the Company in the name of the Rabbi Trust and delivered to the Rabbi Trust, provided, however, that the
                      -----------------
                       Company may direct the trustee of the Rabbi Trust (the "Trustee") to use for this purpose shares of Stock previously delivered by the Company to the Rabbi Trust to the extent such shares exceed the Company's aggregate obligations to all plans covered by the Rabbi Trust.
                       The Stock transferred to the Rabbi Trust hereunder may at the Company's option be acquired through open market purchases or may be treasury shares provided that any such shares are duly registered or exempted from registration pursuant to applicable federal and state securities laws. Although the Company intends to exert its best efforts so that the shares transferred to the Rabbi Trust or distributed to Participants or their beneficiaries hereunder will be registered under, or exempt from the registration requirements of, the Securities Act of 1933 (the "Securities Act") and any applicable state securities laws, if the allocation or distribution would otherwise result in the violation by the Company of any provision of the Securities Act or of any state securities law, the Company may require that such transfer or distribution be deferred until the Company has taken appropriate action to avoid any such violation.

                       (b) A bookkeeping account shall be maintained in the name of each Participant which will reflect the shares of Stock awarded under the Plan, and shall be credited to reflect all dividends, stock splits and other distributions with respect to such shares. All cash distributions with respect to Stock shall be invested by the Trustee in shares of Stock through open market or other appropriate purchases as soon as practicable after receipt of same. The number of shares credited to each Participant's bookkeeping account in respect of each cash distribution with respect to Stock transfered to the Rabbi Trust hereunder will be the same as if the cash distribution were used to purchase shares of Stock at 75% of the average price paid by the Trustee for Stock purchased when it reinvests such cash dividends in Stock as provided in Paragraph 4.1 of the Rabbi Trust. The Company shall from time to time as needed make available to the Trustee sufficient shares of Stock in connection with such discounted purchase of Stock with cash dividends. Each Participant's bookkeeping account shall be debited to reflect any distributions made to a Participant when made.

                       (c)       Stock equal to the number of shares
                       credited to a Participant's bookkeeping account shall be distributed to him (or to his beneficiary in the event of his death) promptly (but not sooner than fifteen (15) days) following his termination of employment with the Company or its subsidiaries; provided, however, that a Participant may upon written notice to the Committee given at least one year prior to his termination of employment, elect an annual distribution of such Stock over a period of time of up to ten (10) years (e.g. if a ten year election, one tenth of the balance at the time of the first distribution, one ninth of the balance at the time of the second distribution, etc.) and provided further that a Participant may upon written notice to the Committee given at least one year prior to his termination of employment elect to delay until the next calendar year following his termination of employment either the distribution of or, if the Participant has elected annual distributions over a period of time, the initial distribution from his account. During the first ten
                       (10) days following a Participant's termination of employment, the Participant (or the Participant's beneficiary in the event of the Participant's death) shall have the right to elect to receive payment hereunder in cash, Stock or a combination of cash and Stock. Upon receipt of a written request from a Participant that a part or all of the distribution be made in cash, the Company shall direct the Trustee to credit such Participant's bookkeeping account with an amount (the
                       "Cash Portion") equal to the product of the number of shares of Stock then credited to Participant's bookkeeping account necessary to comply with the request (the "Diversified Shares") and the closing price of the Stock on the New York Stock Exchange Composite Tape as of the date the request is received by the Company. Thereafter, the Trustee shall adjust such Participant's bookkeeping account as if the Cash Portion were invested in cash, cash equivalents, mutual funds or marketable securities as directed by the Committee from time to time and as if the Diversified Shares had been sold.

                       (d)       Notwithstanding the foregoing, in the
                       event of a "Change in Control" of the Company (as defined in the Rabbi Trust), the Company shall purchase for cash all shares of Stock then credited to all Participants' bookkeeping accounts at a per-share price equal to the the Change in Control Price, and the Trustee is directed to sell such shares upon such terms. Immediately after the Company purchases any shares pursuant to this Section 6(d), the Committee shall cause the Trustee to effect a distribution of all cash proceeds of such sale to the Participants in accordance with their bookkeeping accounts. As used herein, "Change in Control Price" means the higher of (i) the highest reported sales price, regular way, of a share of Stock in any transaction reported on the New York Stock Exchange Composite Tape or other national securities exchange on which such shares are listed or on NASDAQ, as applicable, during the sixty (60)-day period prior to and including the date of a Change in Control and (ii) if the Change in Control is the result of a tender or exchange offer or a Business Combination (as defined in the Rabbi Trust), the highest price per share of Stock paid in such tender or exchange offer or Business Combination. To the extent that the consideration paid in any such transaction described above consists all or in part of securities or other non-cash consideration, the value of such securities or other non-cash consideration shall be determined by the Incumbent Board (as defined in the Rabbi Trust).

7.                          Designation of Beneficiaries.  Each
          ----------------------------
Participant from time to time may name any person or persons (who may be named concurrently, contingently or successively) to whom his benefits under the Plan are to be paid if he dies before he receives his full benefits hereunder. Each such beneficiary designation will revoke all prior designations by the Participant, shall not require the consent of any previously named beneficiary, shall be in a form prescribed by the Committee, and will be effective only when filed with the Committee during the Participant's lifetime. If a Participant fails to designate a beneficiary before his death, the beneficiary shall be the Participant's estate.

8.                          General.  No Participant or other person
          -------
shall have any right, title or interest in any property of the Company as a result of an award under the Plan. No rights or interests of Participants under this Plan shall be assignable either voluntarily or involuntarily nor shall the establishment nor continuance of this Plan affect or enlarge the employment rights of any Participant or constitute a contract of employment with any Participant. No Committee member shall be personally liable for any act done or omitted to be done in good faith in the administration of the Plan. Except as provided in Section 6 hereof, nothing herein shall require the Company to segregate or set aside any funds or other property for the purpose of paying any amounts, the payment of which has been deferred under the Plan.

9.                          Facility of Payment.  When a person
          -------------------
entitled to benefits under the Plan is under legal disability, or, in the Committee's opinion, is in any way incapacitated so as to be unable to manage his affairs, the Committee may direct the payment of benefits to such person's legal representative, or to a relative or friend of such person for such person's benefit, or the Committee may direct the application of such benefits for the benefit of such person. Any payments made in accordance with the preceding sentence shall be a full and complete discharge of any liability for such payment under the Plan.

10.                         Withholding for Taxes.  Notwithstanding
          ---------------------
any other provision of the Plan, the Committee may on behalf of the Participant withhold or direct the Trustee to withhold from any payment to be made under the Plan, whether in the form of cash or shares of Stock, such amount or amounts as may be required for purposes of complying with appropriate federal, state or foreign tax withholding provisions. Subject to the discretion of the Committee, no distribution will be made to the Participant until all tax withholding obligations have been satisfied.

11.                         Benefit Statements.  The Company shall
          ------------------
provide statements of their bookkeeping accounts to Participants on a periodic basis but not less than annually in such form and at such time as it deems appropriate.

12.                         Amendment and Termination.  The Company
          -------------------------
may not amend or terminate the Plan without the express written consent of each Participant who is affected by such amendment or termination.

13.                         Controlling Law.  The laws of Wisconsin
          ---------------
shall be controlling in all matters relating to the Plan.

14.                         Gender and Number.  Where the context
          -----------------
admits, words in the masculine gender shall include the feminine and neuter genders, the plural shall include the singular and the singular shall include the plural.

15.                         Gross-Up Payments.  Subject to
          -----------------
Participants complying with the requirements of this Section 15, in the event it shall be determined that any payment or distribution under the Plan to or for the benefit of a Participant, determined without regard to any additional payments required by this first paragraph of this Section 15 (a "Payment"), would be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") or any interest or penalties are incurred by a Participant with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Participant shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Participant of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest or penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Participant retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

                            Subject to the provisions of the third
paragraph of this Section 15, all determinations required to be made under this Section 15, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by Price Waterhouse LLP or any successor thereto (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and Participants within thirty (30) business days of the receipt of notice from a Participant that there has been a Payment, or such earlier time as is requested by the Company. All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payments, as determined pursuant to this Section 15, shall be paid by the Company to Participants within five days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and Participants. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to the third paragraph of this Section 15 and the Participant thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Participant.

                            Participants shall notify the Company in
writing of any claim by the Internal Revenue Service that,
if successful, would require the payment by the Company of a
Gross-Up Payment.  Such notification shall be given as soon
as practicable but no later than thirty (30) business days
after the Participant is informed in writing of such claim
and shall apprise the Company of the nature of such claim
and the date on which such claim is requested to be paid.
The Participant shall not pay such claim prior to the
expiration of the thirty (30)-day period following the date
on which it gives such notice to the Company (or such
shorter period ending on the date that any payment of taxes
with respect to such claim is due).  If the Company notifies the Participant in writing prior to the expiration of such
period that it desires to contest such claim, the
Participant shall: (i) give the Company any information
reasonably requested by the Company relating to such claim;
(ii) take such action in connection with contesting such
claim as the Company shall reasonably request in writing
from time to time, including, without limitation, accepting
legal representation with respect to such claim by an
attorney reasonably selected by the Company; (iii) cooperate with the Company in good faith in order effectively to
contest such claim; and (iv) permit the Company to
participate in any proceedings relating to such claim;
provided, however, that the Company shall bear and
-----------------
pay directly all costs and expenses (including additional
interest and penalties) incurred in connection with such
contest and shall indemnify and hold the Participant
harmless, on an after-tax basis, for any Excise Tax or
income tax (including interest and penalties with respect
thereto) imposed as a result of such representation and
payment of costs and expenses.  Without limitation on the
foregoing provisions of this third paragraph of Section 15,
the Company shall control all proceedings taken in
connection with such contest and, at its sole option, may
pursue or forgo any and all administrative appeals,
proceedings, hearings and conferences with the taxing
authority in respect of such claim and may, at its sole
option, either direct the Participant to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Participant shall prosecute such contest to
a determination before any administrative tribunal, in a
court of initial jurisdiction and in one or more appellate
courts, as the Company shall determine; provided, however,
that if the Company
           -----------------------
directs the Participant to pay such claim and sue for a
refund, the Company shall advance the amount of such payment to the Participant, on an interest-free basis and shall
indemnify and hold the Participant harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to
such advance or with respect to any imputed income with
respect to such advance; and further provided that any
extension
             ---------------------
of the statute of limitations relating to payment of taxes for the taxable year of the Participant with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Participant shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

                            If, after the receipt by the Participant of an
amount advanced by the Company pursuant to the third paragraph of this Section 15, the Participant becomes entitled to receive any refund with respect to such claim, the Participant shall (subject to the Company's complying with the requirements of the third paragraph of this Section
15) promptly pay to the Company the amount of such refund
(together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Participant of an amount advanced by the Company pursuant to the third paragraph of this Section 15, a determination is made that the Participant shall not be entitled to any refund with respect to such claim and the Company does not notify the Participant in writing of its intent to contest such denial of refund prior to the expiration of thirty (30) days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

    -------------------------------------------
Exhibit 10(h)

           HARNISCHFEGER INDUSTRIES, INC.
         ---------------------------------
     LONG-TERM COMPENSATION PLAN FOR DIRECTORS
     ------------------------------------------

1.                          Purpose.  The Harnischfeger Industries, Inc.
            -------
Long-Term Compensation Plan for Directors (the "Plan"), established effective as of September 8, 1997 by Harnischfeger Industries, Inc. (the "Company"), is intended to provide directors who are not employees of the Company a one-time grant of long-term compensation incentives directly linked to achieving high performance for Company shareholders.

2.                          Administration.  The Plan will be administered
            --------------
by the Human Resources Committee of the Board of Directors of the Company or such other committee of two or more directors constituted to comply with the Non-Employee
Director requirements of Rule 16b-3 promulgated pursuant to the Securities Exchange Act of 1934 as amended and Securities Exchange Commission interpretations thereunder as the Board of Directors may designate from time to time (the
"Committee"), which Committee from time to time may delegate the performance of certain of its ministerial duties under the Plan, such as the keeping of records and participants' accounts, to such person or persons as it may select.
Awards under the Plan shall be granted on the basis of five consecutive years (each a "Plan Year" and, individually, Plan Years 1, 2, 3, 4 and 5, respectively) consisting of the five 12-month periods beginning on September 8, 1997 and ending on September 7, 2002. The Company shall pay the cost of Plan administration. The Committee shall have the power, right and duty to interpret the provisions of the Plan and may from time to time adopt procedures with respect to the administration of the Plan. Any decision made by the Committee in good faith in connection with its administration of or responsibilities under the Plan shall be conclusive on all persons.

3.                          Participation.  Each director of the Company
            -------------
listed on Schedule I shall be a participant in the Plan (a
"Participant").

4.                          Shares.  The total number of shares of the
            ------
Company's common stock ("Stock") (other than Dividend Shares
(as defined below) and Stock awarded through the reinvestment of cash distributions as provided in paragraph
6(b)hereof) which may be awarded to each Participant under the Plan (the "Total Share Award") is listed on Schedule I.

5.                          Stock Price Targets.  The Stock prices at
which
            -------------------
awards are made under the Plan (the"Stock Price Targets") and corresponding percentages of Total Share Awards to be granted under the Plan (the"Percents of Total Share Award") for each Plan Year are listed on Schedule II.

6.                          Awards.  If at any time during a Plan Year the
            ------
average closing price of the Stock on the New York Stock
Exchange Composite Tape for twenty (20) consecutive trading days equals or exceeds a Stock Price Target for such Plan
Year, each Participant who is then a director of the Company shall be awarded (i) a number of shares of Stock (a "Stock
Award") which together with all previous Stock Awards equals the Total Share Award for such Participant multiplied by the Percent of Total Share Award corresponding to such Stock
Price Target and (ii) an additional number of shares of Stock (rounded to the nearest whole number of shares) (the
"Dividend Shares") equal to the number of shares of Stock that would have been credited to the Participant's account as the result of the reinvestment of cash distributions in the manner and at the prices specified in paragraph 6(b) below had such Stock Award been made on September 8, 1997.
Any Participant who ceases to be a director of the Company for any reason prior to September 8, 2002 shall not be eligible for additional Stock Awards under the Plan following the date he ceases to be a director of the Company. Each award shall be in Stock and shall be delivered into the Harnischfeger Industries Deferred
Compensation Trust ("Rabbi Trust") subject to the terms hereinafter set forth:

                       (a)       Shares of Stock awarded under the Plan
                       shall be registered by the Company in the name of the Rabbi Trust and delivered to the Rabbi Trust, provided, however, that the Company may direct the
      -----------------------
                       trustee of the Rabbi Trust (the "Trustee") to use for this purpose shares of Stock previously delivered by the Company to the Rabbi Trust to the extent such shares exceed the Company's aggregate obligations to all plans covered by the Rabbi Trust. The Stock transferred to the Rabbi Trust hereunder may at the Company's option be acquired through open market purchases or may be treasury shares provided that any such shares are duly registered or exempted from registration pursuant to applicable federal and state securities laws. Although the Company intends to exert its best efforts so that the shares transferred to the Rabbi Trust or distributed to Participants or their beneficiaries hereunder will be registered under, or exempt from the registration requirements of, the Securities Act of 1933 (the "Securities Act") and any applicable state securities laws, if the allocation or distribution would otherwise result in the violation by the Company of any provision of the Securities Act or of any state securities law, the Company may require that such transfer or distribution be deferred until the Company has taken appropriate action to avoid any such violation.

                       (b) A bookkeeping account shall be maintained in the name of each Participant which will reflect the shares of Stock awarded under the Plan, and shall be credited to reflect all dividends, stock splits and other distributions with respect to such shares. All cash distributions with respect to Stock shall be invested by the Trustee in shares of Stock through open market or other appropriate purchases as soon as practicable after receipt of same. The number of shares credited to each Participant's bookkeeping account in respect of each cash distribution with respect to Stock transferred to the Rabbi Trust hereunder will be the same as if the cash distribution were used to purchase shares of Stock at 75% of the average price paid by the Trustee for Stock purchased when it reinvests such cash dividends in Stock as provided in Paragraph 4.1 of the Rabbi Trust. The Company shall from time to time as needed make available to the Trustee sufficient shares of Stock in connection with such discounted purchase of Stock with cash dividends. Each Participant's bookkeeping account shall be debited to reflect any distributions made to a Participant when made.

                       (c)        Stock equal to the number of shares
                       credited to a Participant's bookkeeping account shall be distributed to him (or to his beneficiary in the event of his death) promptly (but not sooner than fifteen (15)
                       days) following the date he ceases to be a director of the Company; provided, however, that a Participant may upon written notice to the Committee given at least one year prior to the date he ceases to be a director of the Company, elect an annual distribution of such Stock over a period of time of up to ten (10) years (e.g. if a ten year election, one tenth of the balance at the time of the first distribution, one ninth of the balance at the time of the second distribution, etc.) and provided further that a Participant may upon written notice to the Committee given at least one year prior to his termination of employment elect to delay until the next calendar year following the date he ceases to be a director of the Company either the distribution of or, if the Participant has elected annual distributions over a period of time, the initial distribution from his account. During the first ten (10) days following the date a Participant ceases to be a director of the Company, the Participant (or the Participant's beneficiary in the event of the Participant's death) shall have the right to elect to receive payment hereunder in cash, Stock or a combination of cash and Stock. Upon receipt of a written request from a Participant that a part or all of the distribution be made in cash, the Company shall direct the Trustee to credit such Participant's bookkeeping account with an amount (the "Cash Portion") equal to the product of the number of shares of Stock then credited to Participant's bookkeeping account necessary to comply with the request (the "Diversified Shares") and the closing price of the Stock on the New York Stock Exchange Composite Tape as of the date the request is received by the Company. Thereafter, the Trustee shall adjust such Participant's bookkeeping account as if the Cash Portion were invested in cash, cash equivalents, mutual funds or marketable securities as directed by the Committee from time to time and as if the Diversified Shares had been sold.

                       (d)       Notwithstanding the foregoing, in the
                       event of a "Change in Control" of the Company (as defined in the Rabbi Trust), the Company shall purchase for cash all shares of Stock then credited to all Participant's bookkeeping accounts at a per-share price equal to the Change in Control Price, and the Trustee is directed to sell such shares upon such terms. Immediately after the Company purchases any shares pursuant to this Section 6(d), the Committee shall cause the Trustee to effect a distribution of all cash proceeds of such sale to the Participants in accordance with their bookkeeping accounts. As used herein, "Change in Control Price" means the higher of (i) the highest reported sales price, regular way, of a share of Stock in any transaction reported on the New York Stock Exchange Composite Tape or other national securities exchange on which such shares are listed or on NASDAQ, as applicable, during the sixty (60)-day period prior to and including the date of a Change in Control and (ii) if the Change in Control is the result of a tender or exchange offer or a Business Combination (as defined in the Rabbi Trust), the highest price per share of Stock paid in such tender or exchange offer or Business Combination. To the extent that the consideration paid in any such transaction described above consists all or in part of securities or other non-cash consideration, the value of such securities or other non-cash consideration shall be determined by the Incumbent Board (as defined in the Rabbi Trust).


7.                          Designation of Beneficiaries.  Each
Participant
            ----------------------------
from time to time may name any person or persons (who may be named concurrently, contingently or successively) to whom his benefits under the Plan are to be paid if he dies before he receives his full benefits hereunder. Each such beneficiary designation will revoke all prior designations by the Participant, shall not require the consent of any previously named beneficiary, shall be in a form prescribed by the Committee, and will be effective only when filed with the Committee during the Participant's lifetime. If a Participant fails to designate a beneficiary before his death, the beneficiary shall be the Participant's estate.

8.                          General.  No Participant or other person shall
            -------
have any right, title or interest in any property of the Company as a result of an award under the Plan. No rights or interests of Participants under this Plan shall be assignable either voluntarily or involuntarily nor shall the establishment nor continuance of this Plan affect or enlarge the employment rights of any Participant or constitute a contract of employment with any Participant. No Committee member shall be personally liable for any act done or omitted to be done in good faith in the administration of the Plan. Except as provided in Section 6 hereof, nothing herein shall require the Company to segregate or set aside any funds or other property for the purpose of paying any amounts, the payment of which has been deferred under the Plan.

9.                          Facility of Payment.  When a person entitled
to
            -------------------
benefits under the Plan is under legal disability, or, in the Committee's opinion, is in any way incapacitated so as to be unable to manage his affairs, the Committee may direct the payment of benefits to such person's legal representative, or to a relative or friend of such person for such person's benefit, or the Committee may direct the application of such benefits for the benefit of such person.
Any payments made in accordance with the preceding sentence shall be a full and complete discharge of any liability for such payment under the Plan.

10.                         Benefit Statements.  The Company shall
provide
            ------------------
statements of their bookkeeping accounts to Participants on a periodic basis but not less than annually in such form and at such time as it deems appropriate.

11.                         Amendment and Termination.  The Company
may not
            -------------------------
amend or terminate the Plan without the express written consent of each Participant who is affected by such amendment or termination.

12.                         Controlling Law.  The laws of Wisconsin
shall be
            ---------------
controlling in all matters relating to the Plan.

13.                         Gender and Number.  Where the context
admits,
            -----------------
words in the masculine gender shall include the feminine and neuter genders, the plural shall include the singular and the singular shall include the plural.

14.                         Gross-Up Payments.  Subject to
Participants
            -----------------
complying with the requirements of this Section 14, in the event it shall be determined that any payment or distribution under the Plan to or for the benefit of a Participant, determined without regard to any additional payments required by this first paragraph of this Section 14 (a "Payment"), would be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") or any interest or penalties are incurred by a Participant with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Participant shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Participant of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest or penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Participant retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

                            Subject to the provisions of the third
paragraph of this Section 14, all determinations required to be made under this Section 14, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by Price Waterhouse LLP or any successor thereto (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and Participants within thirty (30) business days of the receipt of notice from a Participant that there has been a Payment, or such earlier time as is requested by the Company. All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payments, as determined pursuant to this Section 14, shall be paid by the Company to Participants within five days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and Participants. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to the third paragraph of this Section 14 and the Participant thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Participant.

                            Participants shall notify the Company in
writing of any claim by the Internal Revenue Service that,
if successful, would require the payment by the Company of a
Gross-Up Payment.  Such notification shall be given as soon
as practicable but no later than thirty (30) business days
after the Participant is informed in writing of such claim
and shall apprise the Company of the nature of such claim
and the date on which such claim is requested to be paid.
The Participant shall not pay such claim prior to the
expiration of the thirty (30)-day period following the date
on which it gives such notice to the Company (or such
shorter period ending on the date that any payment of taxes
with respect to such claim is due).  If the Company notifies the Participant in writing prior to the expiration of such
period that it desires to contest such claim, the
Participant shall: (i) give the Company any information
reasonably requested by the Company relating to such claim;
(ii) take such action in connection with contesting such
claim as the Company shall reasonably request in writing
from time to time, including, without limitation, accepting
legal representation with respect to such claim by an
attorney reasonably selected by the Company; (iii) cooperate with the Company in good faith in order effectively to
contest such claim; and (iv) permit the Company to
participate in any proceedings relating to such claim;
provided, however, that the Company shall bear and pay
-----------------------
directly all costs and expenses (including additional
interest and penalties) incurred in connection with such
contest and shall indemnify and hold the Participant
harmless, on an after-tax basis, for any Excise Tax or
income tax (including interest and penalties with respect
thereto) imposed as a result of such representation and
payment of costs and expenses.  Without limitation on the
foregoing provisions of this third paragraph of Section 14,
the Company shall control all proceedings taken in
connection with such contest and, at its sole option, may
pursue or forgo any and all administrative appeals,
proceedings, hearings and conferences with the taxing
authority in respect of such claim and may, at its sole
option, either direct the Participant to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Participant shall prosecute such contest to
a determination before any administrative tribunal, in a
court of initial jurisdiction and in one or more appellate
courts, as the Company shall determine; provided, however,
                                        -----------------
that if the Company directs the Participant to pay such
----
claim and sue for a refund, the Company shall advance the
amount of such payment to the Participant, on an interest-free basis and shall indemnify and hold the Participant
harmless, on an after-tax basis, from any Excise Tax or
income tax (including interest or penalties with respect
thereto) imposed with respect to such advance or with
respect to any imputed income with respect to such advance;
and further provided that any extension of the statute of
    ---------------------
limitations relating to payment of taxes for the taxable year of the Participant with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Participant shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue
Service or any other taxing authority.

                            If, after the receipt by the Participant of an
amount advanced by the Company pursuant to the third paragraph of this Section 14, the Participant becomes entitled to receive any refund with respect to such claim, the Participant shall (subject to the Company's complying with the requirements of the third paragraph of this Section
14) promptly pay to the Company the amount of such refund
(together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Participant of an amount advanced by the Company pursuant to the third paragraph of this Section 14, a determination is made that the Participant shall not be entitled to any refund with respect to such claim and the Company does not notify the Participant in writing of its intent to contest such denial of refund prior to the expiration of thirty (30) days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

    -------------------------------------------



Exhibit 10(m)
                                   October 29, 1997

         AMENDED AND RESTATED GRANT LETTER

                       This restatement of the Grant Letter issued on June 8, 1997 clarifies the distribution provisions of paragraph 1.
The Company acknowledges that the Grant Date applicable to this Grant Letter is July 1, 1997, the date the notification and stock certificate referenced in the Grant Letter were received by the Company.

Mr. Jeffery T. Grade
c/o Harnischfeger Industries, Inc.
      3600 S. Lake Drive
      St. Francis, WI 53235

                       This Grant Letter is issued to Jeffery T. Grade ("you"). Effective on the date (the "Grant Date") you notify
Harnischfeger Industries, Inc. ("Company") that you elect to nullify the grant of restricted Company stock made to you on
April 8, 1996 and that you surrender to the Company all
shares of restricted Company stock made to you on April 8,
1996, Company grants to you the Benefit defined below,
provided, however, that all rights
               -----------------
under this Grant Letter cease unless such election and delivery occur prior to the date you attain the age of fifty-four years. This grant is subject to the conditions and restrictions set forth below, and none other, and you are entitled to the rights and benefits set forth below, and none other.

                       1. (a) As used in this grant letter, the term "Benefit" means the contractual right to receive a distribution on the Payment Date (as defined below) of a number of shares of common stock of the Company ("Common
Stock") equal to the number of shares of Common Stock which would be in an account if (i) 178,229 shares of Common Stock were placed in such account on the Grant Date and (ii) such account were credited with additional shares of Common Stock on each date between the Grant Date and the Payment Date that the Company makes a cash distribution on Common Stock where the number of shares of Common Stock so credited is equal to the cash distribution payable on the number of shares of Common Stock credited to such account as of the record date for such cash distribution divided by 75% of the closing price of the Common Stock on the New York Stock
Exchange Composite Tape on the payment date of such cash distribution.

                            (b)  The Company shall maintain a bookkeeping
account in your name which will indicate the number of shares of Common Stock on which your Benefit will be measured. Promptly following the Grant Date and from time to time thereafter the Company shall deliver into the Harnischfeger Industries, Inc. Deferred Compensation Trust
("Rabbi Trust"), subject to the terms and conditions hereinafter set forth, shares of Common Stock equal to the number of shares indicated in the bookkeeping account which represents your Benefit. Following the Payment Date, your bookkeeping account shall be credited to reflect all dividends, stock splits and other distributions with respect to shares of Common Stock reflected by such account in the manner and at the rate described in paragraph 1(a)(ii) above. Your bookkeeping account shall be charged with any payment made to you when made.

                            (c)  A number of shares of Common Stock equal
to the number of shares indicated by your bookkeeping account shall be distributed to you (or your beneficiary in the event of your death) promptly (but not sooner than fifteen (15) days) following the Payment Date, provided, however, that you may, upon written notice to the Company given one year prior to the Payment Date, request that the Company approve an annual distribution of the amount of shares indicated by your bookkeeping account over a period of time not to exceed ten (10) years (e.g. if a ten-year election, shares representing one-tenth of the balance of your bookkeeping account at the time of the first distribution, shares representing one-ninth of the balance of your bookkeeping account at the time of the second distribution, etc.) and provided further that you may upon written notice to the Company given at least one year prior to the Payment Date elect to delay until the next calendar year following the Payment Date either the distribution of or, if you have elected annual distributions over a period of time, the initial distribution of shares representing your bookkeeping account.

                            (d)  During the first ten (10) days following
the Payment Date, you (or your beneficiary in the event of your death) shall have the right to elect to receive payment in cash, Common Stock or a combination of cash and Common
Stock. Upon receipt of a written request from you that a part or all of the distribution be made in cash, the Company shall credit your bookkeeping account with an amount (the
"Cash Portion") equal to the product of the number of shares of Common Stock necessary to comply with the request (the
"Diversified Shares") and the closing price of the Common
Stock on the New York Stock Exchange Composite Tape on the
Payment Date (or, if the New York Stock Exchange is not open on the Payment Date, the date next preceding the Payment
Date that the New York Stock Exchange is open). Thereafter, your bookkeeping account shall be kept as if the Cash
Portion were invested in cash, cash equivalents, mutual funds or marketable securities and as if the Diversified
Shares had been sold.

                       2. The Benefit shall become payable on the date (the "Payment Date") the earliest of any of the following events occurs: (a) The date on which you retire from the Company, provided such retirement is not prior to the date you attain the age of fifty-five years; (b) The occurrence of a Change in Control or Potential Change in Control (as such terms are respectively defined in the Company's
Deferred Compensation Trust and your prior Executive
Employment and Severance Agreement); (c) Termination of your employment without Cause (as defined in paragraph 4) or deliberate action by the Company to adversely affect your employment; (d) Any attempt (other than by you) to challenge or nullify this grant except as permitted by paragraphs 3(a) and (b) hereof; or (e) Your death or disability.

                       3. The Benefit shall not become payable and shall be forfeited if any of the following events occurs: (a) You unilaterally terminate employment with the Company prior to the occurrence of any event set forth in paragraphs 2(a)-(e) hereof; or (b) The Company terminates you as an employee and officer of the Company for "Cause" (as defined in paragraph
4) prior to the occurrence of any event set forth in paragraphs 2(a)-(e) hereof.

                       4.   As used in paragraph 3(b) of this grant
letter, the term "Cause" shall mean (a) Your willful and continued failure to substantially perform the reasonably assigned duties with the Company which are consistent with your current position and job responsibilities, other than any such failure resulting from incapacity due to physical or mental illness, after a written demand for substantial performance is delivered to you by the Board of Directors of the Company which specifically identifies the manner in which you have not substantially performed the assigned duties, or (b) Your willful engagement in illegal conduct which is materially and demonstrably injurious to the Company. For purposes of this paragraph, no act, or failure to act, on your part shall be considered "willful" unless done, or omitted to be done, in knowing bad faith and without reasonable belief that the action or omission was in, or not opposed to, the best interests of the Company.
Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board of Directors or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, in good faith and in the best interests of the Company. Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution, duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board of Directors at a meeting of the Board called and held for such purpose (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before the Board), finding that in the good faith opinion of the Board of Directors, you were guilty of the conduct set forth above in paragraph 3(b) and specifying the particulars thereof in detail.

5. In the event (a) the number of shares of Common Stock is increased or decreased at any time prior to the Benefit becoming fully vested and non-forfeitable, by stock split, by declaration by the Board of Directors of a dividend payable only in shares of such stock, or by any other extraordinary distribution of shares or (b) any merger, consolidation, or reorganization, or other change in corporate structure materially changes the terms or value of the Common Stock, the amount and/or terms of your Benefit shall be adjusted in such manner as to fully protect your rights and the relative value of the Benefit.

6. Any notice to be given by you to the Company pursuant hereto shall be addressed to the Company in care of the Secretary at the Company's principal place of business or shall be delivered to the Company. Such notice shall be deemed to be delivered to the Company when deposited in the mail or physically delivered to the Company. Any notice to be given to you shall be addressed to you at the address shown below, or at such other address as you may direct in writing. Any such notice shall be deemed to be delivered to you when you actually receive such notice.

7. The Grant Letter was effective June 8, 1997, the date it was signed by you and on behalf of the Company. This
Amended and Restated Grant Letter shall be effective when signed by you and by the representative of the Company identified below.


                           Harnischfeger Industries, Inc.
________________________
Name:  Jeffery T. Grade    By:
                            ---------------------------
                                            President and
Address:                    Chief Operating Officer




Date: __________________________

Exhibit 10(n)
                                   October 29, 1997

         AMENDED AND RESTATED GRANT LETTER

                       This restatement of the Grant Letter issued on June 8, 1997 clarifies the distribution provisions of paragraph 1.
The Company acknowledges that the Grant Date applicable to this Grant Letter is July 8, 1997, the date the notification and stock certificate referenced in the Grant Letter were received by the Company.

Mr. Francis M. Corby, Jr.
c/o Harnischfeger Industries, Inc.
      3600 S. Lake Drive
      St. Francis, WI 53235

                       This Grant Letter is issued to Francis M. Corby, Jr. ("you"). Effective on the date (the "Grant Date") you notify Harnischfeger Industries, Inc. ("Company") that you
elect to nullify the grant of restricted Company stock made
to you on April 8, 1996 and that you surrender to the
Company all shares of restricted Company stock made to you
on April 8, 1996, Company grants to you the Benefit defined
below, provided, however,
                               -----------------
that all rights under this Grant Letter cease unless such election and delivery occur prior to the date you attain the age of fifty-four years. This grant is subject to the conditions and restrictions set forth below, and none other, and you are entitled to the rights and benefits set forth below, and none other.

                       1. (a) As used in this grant letter, the term "Benefit" means the contractual right to receive a distribution on the Payment Date (as defined below) of a number of shares of common stock of the Company ("Common
Stock") equal to the number of shares of Common Stock which would be in an account if (i) 95,571 shares of Common Stock were placed in such account on the Grant Date and (ii) such account were credited with additional shares of Common Stock on each date between the Grant Date and the Payment Date that the Company makes a cash distribution on Common Stock where the number of shares of Common Stock so credited is equal to the cash distribution payable on the number of shares of Common Stock credited to such account as of the record date for such cash distribution divided by 75% of the closing price of the Common Stock on the New York Stock
Exchange Composite Tape on the payment date of such cash distribution.

                            (b)  The Company shall maintain a bookkeeping
account in your name which will indicate the number of shares of Common Stock on which your Benefit will be measured. Promptly following the Grant Date and from time to time thereafter the Company shall deliver into the Harnischfeger Industries, Inc. Deferred Compensation Trust
("Rabbi Trust"), subject to the terms and conditions hereinafter set forth, shares of Common Stock equal to the number of shares indicated in the bookkeeping account which represents your Benefit. Following the Payment Date, your bookkeeping account shall be credited to reflect all dividends, stock splits and other distributions with respect to shares of Common Stock reflected by such account in the manner and at the rate described in paragraph 1(a)(ii) above. Your bookkeeping account shall be charged with any payment made to you when made.

                            (c)  A number of shares of Common Stock equal
to the number of shares indicated by your bookkeeping account shall be distributed to you (or your beneficiary in the event of your death) promptly (but not sooner than fifteen (15) days) following the Payment Date, provided, however, that you may, upon written notice to the Company given one year prior to the Payment Date, request that the Company approve an annual distribution of the amount of shares indicated by your bookkeeping account over a period of time not to exceed ten (10) years (e.g. if a ten-year election, shares representing one-tenth of the balance of your bookkeeping account at the time of the first distribution, shares representing one-ninth of the balance of your bookkeeping account at the time of the second distribution, etc.) and provided further that you may upon written notice to the Company given at least one year prior to the Payment Date elect to delay until the next calendar year following the Payment Date either the distribution of or, if you have elected annual distributions over a period of time, the initial distribution of shares representing your bookkeeping account.

                            (d)  During the first ten (10) days following
the Payment Date, you (or your beneficiary in the event of your death) shall have the right to elect to receive payment in cash, Common Stock or a combination of cash and Common
Stock. Upon receipt of a written request from you that a part or all of the distribution be made in cash, the Company shall credit your bookkeeping account with an amount (the
"Cash Portion") equal to the product of the number of shares of Common Stock necessary to comply with the request (the
"Diversified Shares") and the closing price of the Common
Stock on the New York Stock Exchange Composite Tape on the
Payment Date (or, if the New York Stock Exchange is not open on the Payment Date, the date next preceding the Payment
Date that the New York Stock Exchange is open). Thereafter, your bookkeeping account shall be kept as if the Cash
Portion were invested in cash, cash equivalents, mutual funds or marketable securities and as if the Diversified
Shares had been sold.

                       2. The Benefit shall become payable on the date (the "Payment Date") the earliest of any of the following events occurs: (a) The date on which you retire from the Company, provided such retirement is not prior to the date you attain the age of fifty-five years; (b) The occurrence of a Change in Control or Potential Change in Control (as such terms are respectively defined in the Company's
Deferred Compensation Trust and your prior Executive
Employment and Severance Agreement); (c) Termination of your employment without Cause (as defined in paragraph 4) or deliberate action by the Company to adversely affect your employment; (d) Any attempt (other than by you) to challenge or nullify this grant except as permitted by paragraphs 3(a) and (b) hereof; or (e) Your death or disability.

                       3. The Benefit shall not become payable and shall be forfeited if any of the following events occurs: (a) You unilaterally terminate employment with the Company prior to the occurrence of any event set forth in paragraphs 2(a)-(e) hereof; or (b) The Company terminates you as an employee and officer of the Company for "Cause" (as defined in paragraph
4) prior to the occurrence of any event set forth in paragraphs 2(a)-(e) hereof.

                       4.   As used in paragraph 3(b) of this grant
letter, the term "Cause" shall mean (a) Your willful and continued failure to substantially perform the reasonably assigned duties with the Company which are consistent with your current position and job responsibilities, other than any such failure resulting from incapacity due to physical or mental illness, after a written demand for substantial performance is delivered to you by the Board of Directors of the Company which specifically identifies the manner in which you have not substantially performed the assigned duties, or (b) Your willful engagement in illegal conduct which is materially and demonstrably injurious to the Company. For purposes of this paragraph, no act, or failure to act, on your part shall be considered "willful" unless done, or omitted to be done, in knowing bad faith and without reasonable belief that the action or omission was in, or not opposed to, the best interests of the Company.
Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board of Directors or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, in good faith and in the best interests of the Company. Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution, duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board of Directors at a meeting of the Board called and held for such purpose (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before the Board), finding that in the good faith opinion of the Board of Directors, you were guilty of the conduct set forth above in paragraph 3(b) and specifying the particulars thereof in detail.

5. In the event (a) the number of shares of Common Stock is increased or decreased at any time prior to the Benefit becoming fully vested and non-forfeitable, by stock split, by declaration by the Board of Directors of a dividend payable only in shares of such stock, or by any other extraordinary distribution of shares or (b) any merger, consolidation, or reorganization, or other change in corporate structure materially changes the terms or value of the Common Stock, the amount and/or terms of your Benefit shall be adjusted in such manner as to fully protect your rights and the relative value of the Benefit.

6. Any notice to be given by you to the Company pursuant hereto shall be addressed to the Company in care of the Secretary at the Company's principal place of business or shall be delivered to the Company. Such notice shall be deemed to be delivered to the Company when deposited in the mail or physically delivered to the Company. Any notice to be given to you shall be addressed to you at the address shown below, or at such other address as you may direct in writing. Any such notice shall be deemed to be delivered to you when you actually receive such notice.

7. The Grant Letter was effective June 8, 1997, the date it was signed by you and on behalf of the Company. This
Amended and Restated Grant Letter shall be effective when signed by you and by the representative of the Company identified below.

                                                Harnischfeger
Industries, Inc.

------------------------------
Name:  Francis M. Corby, Jr.
                                                By:
                                                   ---------------------------
                                                   President and Chief
Address:                             Operating Officer




Date: _________________________

/TABLE

Exhibit 13

Management Discussion & Analysis of Financial Statements
Harnischfeger Industries, Inc.

Overview
Fiscal 1997 marked another year of global growth and financial achievement with an added emphasis on life-cycle management. The Company reported strong financial results, showing income from continuing operations of $152.8 million, or $3.20 per share, on consolidated net sales of $3,088.5 million. This compares with income from continuing operations of $114.2 million, or $2.42 per share, in 1996 on sales of $2,863.9 million, which included a restructuring charge totaling $43.0 million ($21.8 million after tax and minority interest, or $0.46 per share). Net income for 1997 was $139.8 million, or $2.93 per share, including a $13.0 million extraordinary loss on retirement of debt. In addition, bookings of $3,080.8 million were on par with 1996 bookings.
                       All three of the Company's business segments continued to experience strong order and sales activity. Leading the way in 1997 was the Pulp and Paper Machinery segment. The segment reported net sales of $1,267.8 million, up 12% over 1996 levels, reflecting continued strength in the market for papermaking machines, particularly in the Pacific Rim and Latin America. Operating income improved from $91.5 million in 1996, excluding the restructuring charge, to $104.1 million in 1997.
                       The Mining Equipment segment, which includes P&H Mining Equipment and Joy Mining Machinery ("Joy"), also reported strong results with net sales of $1,467.3 million, up 4% from 1996. The increase is due to growth in the aftermarket business of both surface and underground mining and steady original equipment sales.
                       Sales for the Material Handling segment increased 9% to $353.4 million in 1997 from $323.2 million in 1996.
Operating income increased from $33.1 million in 1996 to $38.4 million in 1997. These strong results are due primarily to improved results in existing product lines and businesses.
                       The strategy of focusing on the five characteristics required of a core business - a global marketplace, leadership positions in the industries served, strong aftermarket sales potential, technological superiority and the ability to earn positive Economic Value Added ("EVA") - continued to steer the actions of the Company in fiscal
1997.
                       Fiscal 1997 marked the fifth year that the Company was guided by the EVA philosophy and the second year that each of the Company's segments posted positive EVA achievement.
The Company continues to use EVA for purposes of management incentive compensation. EVA, which measures operating results after taxes in excess of the after-tax cost of capital, has helped to maintain and sometimes reduce capital employed at times of increasing profits and sales.
                       The discussion in Management's Discussion and Analysis contains forward-looking statements. When used in this document, terms such as "anticipate", "believe", "estimate", "expect", "indicate", "may be", "objective", "plan",
"predict", and "will be" are intended to identify such statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those projected. (See Cautionary Factors below.)

Acquisitions and Divestitures
In fiscal 1997, the Company focused on life-cycle management initiatives through continued global expansion and streamlining of existing businesses. Key acquisitions and divestitures improved the Company's positioning in the worldwide market.
                       Each of the Company's three business segments made strategic acquisitions in fiscal 1997. The acquisitions supported the life-cycle management initiative and enhanced the businesses' positions in each of their markets. All acquisitions were accounted for as purchase transactions with resultant goodwill being amortized over a 30- or 40-year period. In addition, the Company divested of a few smaller business divisions to enable the segments to focus on core competencies.
                       In early fiscal 1996, the Company completed the acquisition of Dobson Park ("Dobson") which firmly established the Company as a world leader in both surface and underground mining equipment. The transaction was completed for a purchase price of approximately $330 million, including acquisition costs, plus the assumption of net debt of approximately $40 million. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years.
                       Dobson, headquartered in the United Kingdom, was an industrial engineering group with interests in mining equipment, industrial electronic control systems, toys and plastics. Longwall International ("Longwall"), the main subsidiary of Dobson, was engaged in the manufacture, sale and service of mining equipment for the international coal mining industry. Its principal products included electronically controlled roof support systems and armored face conveyors. The acquisition of Dobson enabled Joy to offer integrated underground longwall mining systems to the worldwide mining industry.
                       As a part of the Dobson acquisition, several non-mining businesses were designated as businesses held for sale. The original value of the businesses was set at $100.0 million.
At October 31, 1997, one business remains unsold with a total net realizable value of $9.3 million. It is expected that this remaining business will be sold within the next year. Profit/losses generated during the period related to businesses held for sale have been excluded from operating results.
                       On March 27, 1996, the Company's Beloit Corporation subsidiary purchased the assets of the Pulp Machinery
Division of Ingersoll-Rand Company ("IMPCO") for $119.2 million, including acquisition costs. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years. With this acquisition, Beloit now offers a full line of pulping machinery and systems.
                       On November 29, 1994, the Company completed the acquisition of Joy Technologies Inc. ("JTI") through a stock-for-stock merger following approval of the merger by shareholders of each company. Under the terms of the acquisition, accounted for as a pooling of interests, the Company exchanged 17,720,750 shares of Company common stock for all of JTI's 31,353,000 outstanding shares, at an exchange ratio of .5652 of a share of the Company's common stock for each of JTI's common shares.
                       Transaction costs incurred to complete the JTI merger of $17.5 million ($11.4 million after tax, or $0.24 per share) were charged to income and consisted primarily of investment banker, attorney and accountant fees, severance and related benefits, and printing, mailing and registration expenses.
                       In addition, during fiscal years 1995 through 1997, the Company made several smaller acquisitions in each of the three business segments. All acquisitions were accounted for as purchase transactions. Resultant goodwill is being amortized over a 30- or 40-year period.
                       On April 12, 1995, the Company announced its decision to divest of Joy Environmental Technologies ("JET"), a unit of JTI that supplies air pollution and ash handling equipment for electric utilities and other industrial operations.
Accordingly, the operating results of JET were segregated and reflected in the Consolidated Statement of Income as a discontinued operation. In December, 1995, the Company completed the sale of JET to Babcock and Wilcox, an operating unit of McDermott International, for $11.7 million. The loss on the sale, net of applicable taxes, was recorded in fiscal 1995.
                       In February, 1995, the Company completed the sale of Syscon Corporation ("Syscon") to Logicon, Inc. for a cash price of $45 million. In connection with this sale, the Company recorded a loss on sale of discontinued operations of $(21.9) million or $(0.48) per share, net of applicable income taxes, in the first quarter of 1995.
                       In September, 1997, the Company announced that it was exploring the possible sale of P&H Material Handling. At the end of fiscal 1997, the segment had not been sold.

Results of Operations - Consolidated
Sales: Worldwide sales in fiscal 1997 amounted to $3,088.5 million representing an increase of 8% over 1996 sales of $2,863.9 million. All three segments reported strong increases, led by a 12% increase in the Pulp and Paper
Machinery segment. Mining Equipment segment sales increased
4% over the prior year and Material Handling segment sales increased 9% over the prior year.
                       Sales for fiscal 1996 of $2,863.9 million were 33% greater than 1995 sales of $2,152.1 million, led by a strong increase in the Mining Equipment segment of 49%. Sales for the Pulp and Paper Machinery segment rose 17%. The Material
Handling segment reported a sales increase of 35% over the prior year.
Costs and Expenses: Costs of sales increased 8% to $2,341.5 million in 1997 from $2,166.8 million in 1996. Strong increases in sales volume during the period were the primary reason for the increase. Product development, selling and administrative expenses as a percent of sales were 14.8% in 1997 and 15.1% in 1996. This level of expenses reflects continued efforts by the Company to control costs.
                       Cost of sales for 1996 increased 30% to $2,166.8 million from $1,671.9 million in 1995. This increase is consistent with the 33% increase in sales for the same period. Product development, selling and administrative expenses as a percent of sales decreased to 15.1% from 15.4% in 1995.
Operating Results from Continuing Operations: The Company reported income from continuing operations of $152.8 million in 1997 compared to income from continuing operations of $114.2 million in 1996 ($136.0 million, or $2.88 per share before the nonrecurring restructuring charge) and $92.1 million in 1995. The primary factor contributing to the increase in 1997 was an increase in operating income offset by higher interest expense and increased taxes resulting from higher pre-tax income.

1996 Restructuring Actions
In the fourth quarter of fiscal 1996, the Company's Beloit Corporation subsidiary recorded a restructuring charge of $43.0 million ($21.8 million after tax and minority interest, or $0.46 per share). The focus of the restructuring was to improve financial returns and increase customer satisfaction while significantly reducing costs and cycle times. In fiscal 1997, utilization of the restructuring reserve totaled $29.8 million. It is expected that the remaining restructuring actions will be substantially completed by the end of fiscal 1998.

Details regarding specific restructuring actions are as follows:

                                    Original    Reserve   10/31/97
                                    Reserve Utilized Reserve
Employee severance     $15,900   $(12,851)  $ 3,049
Machinery and
equipment dispositions   7,600     (6,830)      770
Closure of facilities    6,800       (703)    6,097
Sale of businesses       6,000     (3,085)    2,915
Other                               6,700     (6,301)         399
                                    ------- -------- -------
                                    $43,000 $(29,770)     $13,230
                                    ======= ======== =======

The cash and noncash elements of the restructuring charge approximated $27.7 million and $15.3 million, respectively.
It is expected that the remaining restructuring actions will be funded through cash flows from continuing operations.
                       Additional details are discussed in the "Operating Results by Business Segment"section which follows and in the Notes to Consolidated Financial Statements. (Note 3 -
Restructuring Charge.)

Income Taxes
The Company's effective tax rate from continuing operations was 34.0% in 1997 (compared to a 35.0% federal statutory rate), 35.0% in 1996, and 35.0% in 1995. The effective tax rate in 1997 differed from the federal statutory rate of 35.0% due primarily to usage of tax credits.
                       A more detailed discussion of income taxes can be found in the Notes to Consolidated Financial Statements. (Note 6 -Income Taxes.)

Adoption of New Accounting Standards
In 1993, the Board of Directors of the Company approved a general approach that would culminate in the elimination of all Company contributions towards postretirement health care benefits. Increases in costs paid by the Company were capped for certain plans beginning in 1994 extending through 1998 and Company contributions will be eliminated on January 1, 1999 for most employee groups, excluding Joy. For Joy, based upon existing plan terms, future eligible retirees will participate in a premium cost-sharing arrangement which is based on age as of March 1, 1993 and position at the time of retirement. Active Joy employees under age 45 as of March 1, 1993 and new hires after April 1, 1993 will be required to pay 100% of the applicable premium.
                       The initial one-time, pre-tax charge reflected all plan terms and amendments in place on November 1, 1993. Negative plan amendments made subsequent to November 1, 1993 are being amortized from the date of amendment to January 1, 1999. Postretirement benefit expense recognized for 1997 and 1996 was reduced by $12.8 million and $10.8 million, respectively, for amortization of negative plan amendments.
                       The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 112, "Employers' Accounting for
Postemployment Benefits" in the first quarter of fiscal
1995. The impact of adoption of SFAS No. 112 on the Company's results of operations and financial position was not material.
                       The Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" effective for the 1997 financial statements. The standard provides for reporting stock-based compensation at fair value instead of the currently used intrinsic value method. The change is not required to be recorded in the financial statements but the pro-forma effect of the standard must be included in the footnotes to the financial statements, if material. The
Company has elected to continue measuring compensation cost using the intrinsic value method and as such, no compensation expense for stock options has been recorded.
See Notes to Consolidated Financial Statements. (Note 10 -
Shareholders' Equity and Stock Options.)
                       In February, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share.""
This statement establishes revised standards for computing and presenting earnings per share. The statement is effective for the Company's fiscal 1998 first quarter. All prior periods will be required to be restated. The adoption of this standard will not have a material impact on the Company's reported earnings per share.
                       In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The standard requires that certain items recognized under accounting principles as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is not required to adopt the standard until fiscal 1999.

Bookings and Backlog

Backlog at October 31, 1997, 1996 and 1995 by business segment was as follows:

IN THOUSANDS
                                    1997       1996       1995
Mining
Equipment                   $  358,340      $  453,480    $   221,540
Pulp and Paper
Machinery                      776,618         846,137        679,625
Material
Handling                        97,743         132,550        130,879

                                 ---------- ----------    -----------
                                 $1,232,701 $1,432,167     $1,032,044
                                 ========== ==========    ===========

Bookings were $3,080.8 million in 1997, $3,000.8 million in 1996 and $2,252.3 million in 1995. A discussion of changes in bookings by segment is presented in the "Operating
Results by Business Segment" section which follows.
                       Mining Equipment backlog was reduced by $18.0 million in fiscal 1997 due to divestitures. Backlog for Pulp and Paper
Machinery was reduced by $170.0 million due to change of scope and indefinite deferments on certain contracts booked in prior years and $3.8 million due to divestitures.

Liquidity and Capital Resources

The Company's capital structure at October 31, 1997 and 1996 was as follows:

IN THOUSANDS
                                                 1997               1996
                                            ------------  -----------
Short-term notes payable    $  214,126          $     45,261
Long-term obligations,
including current portion      725,193               662,137
                                            ------------  -------------
                                               939,319              707,398
Minority interest                   101,364          93,652
Shareholders' equity           764,220               673,485
                                            ------------  -------------
Total capitalization        $1,804,903            $1,474,535
                                            ============  ==============
Debt to capitalization ratio        52.0%              48.0%
                                                =====               ======

The Company's debt to capitalization ratio increased to 52.0% at October 31, 1997 from 48.0% at October 31, 1996.
The increase was caused primarily by the increase in net working capital to finance increased operating levels and the buyback of common stock, offset by an increase in equity from strong operating results.
                       Cash flow used by operating activities was $79.3 million in 1997 compared to cash flow provided by operating activities of $80.4 million in 1996 and $125.3 million in 1995. The decrease in cash flow between periods was caused primarily by a net increase in working capital items, particularly unbilled receivables on large paper machine orders in the Pacific Rim, offset by higher net income and deferred taxes.
                       Net working capital of $426.4 million at October 31, 1997 increased $93.3 million from October 31, 1996 levels of $333.1 million. The change was primarily due to increases in accounts receivable and inventories and a decrease in other current liabilities, offset by an increase in accounts payable.
                       Net working capital decreased to $333.1 million in 1996 from $490.1 million in 1995, due mainly to cash used for acquisitions and restructuring activities.
                       Cash applied to investing activities in 1997 was $102.3 million, primarily caused by additional investments in property, plant and equipment. Cash applied to investing activities in 1996 was $424.0 million, primarily caused by the acquisitions of Dobson and IMPCO, offset by the sale of businesses.
                       Capital expenditures for property, plant and equipment in 1997 net of dispositions were $99.9 million compared with $66.6 million in 1996. Depreciation and amortization was $94.4 million and $89.3 million in 1997 and 1996, respectively.
                       The $176.9 million of cash provided by financing activities in 1997 was primarily due to the issuance of $150.0 million, 67/8% debentures on February 25, 1997 and increases in borrowings against the Revolving Credit
Facility, offset by the repurchase of JTI's 101/4% Senior
Notes and a buyback of common stock. Cash provided by financing activities in 1996 of $140.4 million was primarily from the issuance of debt related to the Dobson acquisition offset by a decrease in short-term notes payables.
                       The Company completed the acquisition of Dobson in early 1996 for a purchase price of approximately $330.0 million, including acquisition costs. The transaction was funded via a short-term bridge financing facility arranged specifically for this acquisition, issuance of commercial paper, other short-term facilities and available cash. The short-term facilities were replaced with $150.0 million, 71/4% debentures issued on December 19, 1995, at 99.153%.
                       The Company's Beloit Corporation subsidiary purchased the assets of IMPCO on March 27, 1996 for a purchase price of $119.2 million, including acquisition costs. The acquisition of IMPCO was funded via short-term bridge loans and the Revolving Credit Facility.
                       On October 7, 1997, JTI offered to purchase for cash any and all of its outstanding 101/4% Senior Notes in a fixed-spread tender offer. This offer expired on October 21, 1997, with $180.7 million being repurchased. As a result of the Senior Note repurchases, the Company recorded an extraordinary loss on debt retirement, net of applicable income taxes, of $(13.0) million, or $(0.27) per share, consisting primarily of unamortized financing costs and purchase premiums. The indenture for the Senior Notes provides that J.T.I. may, at its option, redeem the Senior
Notes in whole or in part at any time on or after September
1, 1998 at 105.125% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, on or after September 1, 2000. It is the Company's current intention to redeem the remaining Senior
Notes ($7.7 million) in September, 1998.
                       In September, 1997, the Company announced that the board of directors had authorized the purchase of up to ten million shares of the Company's common stock. As of October
31, 1997, the Company had repurchased 906,400 shares through open-market transactions at a cost of $38.2 million.

The Company maintains the ability to expand its borrowings in several ways, including the following:
(1) A shelf registration with the Securities and Exchange Commission for the sale of up to $200.0 million of debt securities. To date, $150.0 million have been issued under this registration.
(2) A Revolving Credit Facility Agreement expiring October, 2002 between the Company and certain domestic and foreign financial institutions that allows for borrowings of up to $500.0 million at rates expressed in relation to LIBOR and other rates. Direct borrowings and commercial paper are both considered a utilization of the facility. At October
31, 1997, utilization of the facility amounted to $150.0 million and $84.1 million for direct borrowings and commercial paper, respectively.
(3)                    Short-term bank credit lines of foreign
subsidiaries of approximately $218.3 million of which approximately $74.0 million was outstanding at October 31, 1997.

                       The Company believes its available cash, cash flow provided by operating activities and committed credit lines provide adequate liquidity on both a short- and long-term basis.
                       The Company has no significant capital commitments as of October 31, 1997. Any future commitments are expected to be funded through cash flow from operations and, if necessary, from available lines of credit.
                       It is the Company's policy not to participate in high-yield financings, highly leveraged transactions, or other "derivative" instruments. Hedging of specific foreign exchange transaction exposures does occur in certain circumstances.
                       The Company intends to continue to expand its businesses, both internally and through acquisitions.
Acquisitions are evaluated in light of the five characteristics required of a core business. It is expected that new acquisitions would be financed primarily by internally-generated funds or additional borrowings.

Operating Results by Business Segment
Mining Equipment:

IN THOUSANDS
                                      1997           1996    1995
Net sales                   $1,467,341          $1,405,936      $941,779
Operating income      201,803          183,141    122,116
Bookings                     1,390,161           1,406,381       972,419

                       The Mining Equipment segment reported net sales of $1,467.3 million in 1997, a 4% increase from 1996 sales of $1,405.9 million. The sales increase is due to an increase in aftermarket activity for both surface and underground mining operations. Operating income was $201.8 million or 13.8% of sales, compared to operating income of $183.1 million or 13.0% of sales in 1996. Net sales and operating income amounted to $941.8 million and $122.1 million, respectively, in 1995.
                       The increase in operating income is primarily due to increased sales. Foreign sales of the Mining Equipment segment amounted to 59% of total sales in 1997, 58% in 1996 and 44% in 1995.
                       Bookings amounted to $1,390.2 million in 1997 compared to $1,406.4 million in 1996. The decrease is the result of market softness for original equipment for underground mining.

Pulp and Paper Machinery:

IN THOUSANDS

                                    1997             1996      1995
Net sales                        $1,267,847 $1,134,779    $ 970,418
Operating income before
restructuring charge      104,085       91,511     56,062
Restructuring charge              -    (43,000)         -
                                    ----------  -----------     --------
Operating income after
restructuring charge      104,085       48,511     56,062
Bookings                          1,372,085  1,269,507    1,016,273

                       The Pulp and Paper Machinery segment reported sales of $1,267.8 million and operating income of $104.1 million for 1997. Sales volume in 1997 was 12% higher than the prior year's level of $1,134.8 million, reflecting continued strength in the worldwide pulp and paper industry's spending for original equipment and aftermarket services. Foreign sales for this segment amounted to 57% of total sales in 1997, 53% in 1996 and 41% in 1995. Operating income in 1997 was 8.2% of sales compared to 8.1% in 1996 before the restructuring charge.
                       Net sales and operating income amounted to $1,134.8 million and $48.5 million, respectively, in 1996. Net sales were 17% higher than in 1995 reflecting the cyclical upturn in the worldwide pulp and paper industry. Operating income as a percent of sales increased to 8.1%, before the restructuring charge, in 1996 from 5.8% in 1995.
                       In the fourth quarter of fiscal 1996, the Pulp and Paper Machinery segment recorded a restructuring charge of $43.0 million. The focus of the restructuring was to better serve its customers, strengthen market position, enable the segment to increase EVA and improve profitability levels.
The charge was primarily comprised of costs related to severance, machinery and equipment dispositions, closure of certain facilities and sale of businesses. See Notes to Consolidated Financial Statements. (Note 3 - Restructuring
Charge.)
                       Bookings activity improved in 1997 to $1,372.1 million from $1,269.5 million in 1996. The 8% increase reflects improved bookings in both pulp and paper machinery and aftermarket services and products, particularly in the Pacific Rim and Latin America.

MATERIAL HANDLING:

IN THOUSANDS
                                    1997       1996     1995
Net sales                   $353,350        $323,216 $239,882
Operating income         38,399    33,107     22,850
Bookings                     318,543         324,887  263,649

The Material Handling segment reported net sales of $353.4 million in 1997, an increase of 9% from 1996 levels of $323.2 million. Operating income increased to $38.4 million compared to $33.1 million in 1996, an increase of 16%.
Increases are primarily due to improved results from existing businesses. Foreign sales amounted to 50% of total sales in 1997 compared to 39% in 1996 and 48% in 1995.
                       Net sales of the Material Handling segment increased to $323.2 million in 1996 from $239.9 million in 1995.
Operating income increased from $22.9 million in 1995 to $33.1 million in 1996. The increase in both sales and profitability is primarily due to improved results from original equipment sales and aftermarket services from existing businesses.
                       Bookings amounted to $318.5 million in 1997, as compared to $324.9 million in 1996. The bookings levels reflect the segment's continued leadership in the domestic equipment market and continued growth of its aftermarket business.
                       The Company is currently exploring the potential divestiture of the Material Handling business. The potential sale will be contingent on the Company receiving adequate terms and proceeds for the business.

DISCONTINUED OPERATIONS:

IN THOUSANDS

                                    1997         1996             1995
Net sales                           $   -   $   -         $101,472
Loss from discontinued
operations                             -        -          (31,235)

                       Net sales and loss from discontinued operations in 1995 of $101.5 million and $(31.2) million, respectively, relate to the sale of Syscon and JET.

Other
The Company is party to litigation matters and claims which are normal in the course of its operations. Also, as a normal part of their operations, the Company's subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products or services.
Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolution may affect income on a quarter-to-quarter basis, management believes that such matters will not have a materially adverse effect on the Company's consolidated financial position. In the case of Beloit Corporation, certain litigation matters and claims are currently pending in connection with its contractual undertakings. Beloit may on occasion enter into arrangements to participate in the ownership of or operate pulp or paper making facilities in order to satisfy contractual undertakings or resolve disputes.
                       One of the claims against Beloit involves a lawsuit brought by Potlatch Corporation that alleges pulp line washers supplied by Beloit for less than $15.0 million failed to perform satisfactorily. In June, 1997, a Lewiston, Idaho jury awarded Potlatch $95.0 million in damages in the case. Beloit has appealed this award to the Idaho Supreme
Court. While the eventual outcome of the Potlatch case cannot be predicted, reserves in the October 31, 1997
Consolidated Balance Sheet are less than the full amount of the jury award.
                       On August 14, 1997, the Company established a new long-term incentive compensation plan which covers 11 key elected officers of the Company. The plan, which replaces traditional stock options for the participants, consists of awards of up to an aggregate of 1.2 million shares based upon achievement of pre-established stock price improvement factors. The base stock price was set at $40.87 per share.
The minimum requirements of the plan call for a portion of the shares to be awarded if a 30% increase in stock price occurs within three years. The shares shall be fully awarded if the stock price increases by 50% within three years or 70% within five years. If target prices are not met, none of the shares will be awarded. As the stock price has declined since inception of the plan, no compensation expense was recorded in fiscal 1997.
                       The Company has addressed Year 2000 system issues in all of its subsidiaries and does not anticipate any significant problems in the transition to the year 2000. Anticipated
Year 2000 conversion costs will be expensed as incurred and are expected to be immaterial.
Cautionary Factors
This report and other documents or oral statements which have been and will be prepared or made in the future contain or may contain forward-looking statements by or on behalf of the Company. Such statements are based upon management's expectations at the time they are made. In addition to the assumptions and other factors referred to specifically in connection with such statements, the following factors, among others, could cause actual results to differ materially from those contemplated.
                       The Company's principal businesses involve designing, manufacturing, marketing and servicing large, complex machines for the mining, papermaking and capital goods industries. Long periods of time are necessary to plan, design and build these machines. With respect to new machines and equipment, there are risks of customer acceptance and start-up or performance problems. Large amounts of capital are required to be devoted by the Company's, steel mills and other facilities that use these machines. The Company's success in obtaining and managing a relatively small number of sales opportunities, including warranties and guarantees associated therewith, can affect the Company's financial performance. In addition, many projects are located in undeveloped or developing economies where business conditions are less predictable. In recent years, more than 50% of the Company's total sales occurred outside the United States.
                       Other factors that could cause actual results to differ materially from those contemplated include:

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

- Factors affecting the Company's ability to capture available sales opportunities, including: customers' perceptions of the quality and value of the Company's products as compared to competitors' products; the existence of patents protecting or restricting the Company's ability to offer features requested by customers; whether the Company has successful reference installations to show customers, especially for papermaking and mining equipment; customers' perceptions of the health and stability of the Company as compared to its competitors; the Company's ability to assist with competitive financing programs; the availability of manufacturing capacity at the Company's factories; and whether the Company can offer the complete package of products and services sought by its customers.

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

Consolidated Statement of Income
Harnischfeger Industries, Inc.

Years Ended October 31,
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                    1997       1996
Revenues
  Net sales                      $3,088,538     $2,863,931
  Other income                       29,705         23,639
                                 ----------       ----------
                                  3,118,243      2,887,570
Cost of Sales                     2,341,515      2,166,775
Product Development,
  Selling
  and Administrative
  Expenses                          457,456        433,776
Restructuring Charge                      -         43,000
                                 ----------       ----------
Operating Income                    319,272        244,019
Interest Expense - Net              (72,543)       (62,258)
                                    ----------       ----------

Income before Joy Merger
  Costs, Gain on Sale
  of Measurex Investment,
  Provision
  for Income Taxes and
  Minority Interest                  246,729        181,761
Joy Merger Costs                           -             -
Gain on Sale of Measurex
  Investment                               -             -
Provision for
  Income Taxes                       (83,875)      (63,600)
Minority Interest                    (10,014)       (3,944)
                                    -----------      -----------
Income from Continuing
  Operations                         152,840            114,217
Loss from and Net Loss
  on Sale of
  Discontinued Operation,
  net of applicable
  income taxes                              -                   -
Extraordinary Loss on
  Retirement of Debt,
  net of applicable
  income taxes                         (12,999)                 -
                                    -----------      ----------
Net Income                          $  139,841     $  114,217
                                    ===========      ==========
Earnings Per Share
 Income from
  continuing operations                  $3.20               $2.42
 Loss from and net
  loss on sale of
  discontinued operation                 -                   -
 Extraordinary loss on
  retirement of debt                     (0.27)              -
                                            ------        ------
Net Income Per Share                      $2.93               $2.42
                                            ======        ======

The Accompanying Notes are an Integral Part of the Financial
Statements.

Consolidated Statement of Income
Harnischfeger Industries, Inc.

Years Ended October 31,
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                1995
Revenues
  Net sales                                 $2,152,079
  Other income                                  32,208
                                            ----------
                                             2,184,287
Cost of Sales                                1,671,932
Product Development, Selling
  and Administrative Expenses                  330,990
Restructuring Charge                                 -
                                            ----------
Operating Income                               181,365
Interest Expense - Net                         (40,713)
                                            -----------
Income before Joy Merger Costs,
  Gain on Sale
  of Measurex Investment,
  Provision
  for Income Taxes and
  Minority Interest                            140,652
Joy Merger Costs                               (17,459)
Gain on Sale of
  Measurex Investment                           29,657
Provision for Income Taxes                     (53,500)
Minority Interest                               (7,230)
                                            -----------
Income from
  Continuing Operations                         92,120
Loss from and Net Loss
  on Sale of
  Discontinued Operation,
  net of applicable
  income taxes                                 (31,235)
Extraordinary Loss on
  Retirement of Debt,
  net of applicable
  income taxes                                  (3,481)
                                            ------------

Net Income                                  $   57,404
                                            ============
Earnings Per Share
 Income from continuing
 operations                                     $1.99
 Loss from and net loss
  on sale of
  discontinued operation                        (0.67)
 Extraordinary loss on
  retirement of debt                            (0.08)
                                            ------------
Net Income Per Share                            $1.24
                                            ============

The Accompanying Notes are an Integral Part of the Financial
Statements.

Consolidated Balance Sheet
Harnischfeger Industries, Inc.

Years Ended October 31,
(DOLLAR AMOUNTS IN THOUSANDS)
                                      1997          1996
Assets
Current Assets:
 Cash and cash equivalents
  (including cash equivalents
  of $6,376 and $3,455 in
  1997 and 1996,
  respectively, at cost which
   approximates market)          $  29,383  $   36,936
 Accounts receivable - net         836,169     667,786
 Inventories                       594,761      547,115
 Businesses held for sale            9,323      26,152
 Other current assets              119,076     132,261
                                   --------- ---------
                                   1,588,712  1,410,250
Property, Plant and Equipment:
 Land and improvements                60,724       48,371
 Buildings                           293,501        301,010
 Machinery and equipment             821,479     776,332
                                     --------- ---------
                                   1,175,704  1,125,713
 Accumulated depreciation           (518,604)   (491,668)
                                   --------- ----------
                                     657,100    634,045
Investments and Other Assets:
 Goodwill                            508,634        512,693
 Intangible assets                    33,027      39,173
 Other assets                        137,062       93,868
                                    --------- ----------
                                     678,723    645,734
                                    --------- ----------
                                 $ 2,924,535    $2,690,029
                                    ========= ==========
Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term notes payable, including
    current portion of
    long-term obligations        $  225,853 $   49,633
  Trade accounts payable            460,689    346,056
  Employee compensation
    and benefits                       132,268     160,488
  Advance payments and progress
   billings                            85,680       155,199
  Accrued warranties                   47,753     50,718
  Other current liabilities            210,054     315,033
                                    --------- ----------
                                     1,162,297      1,077,127

Long-term Obligations                  713,466    657,765
Other Liabilities:
  Liability for postretirement
   benefits                             56,202        78,814
  Accrued pension and
   related costs                        36,707      39,902
  Other liabilities                     11,608     14,364
  Deferred income taxes                 78,671     54,920
                                     --------- ----------
                                       183,188        188,000
Minority Interest                      101,364     93,652
Shareholders' Equity:
  Common stock (issued 51,607,172
   and 51,406,946 shares,
   respectively)                        51,607      51,407
  Capital in excess of par value       625,358     615,089
  Retained earnings                    268,287    148,175
  Cumulative translation
   adjustments                         (41,440)    (37,584)
  Less: Stock Employee
         Compensation Trust
         (1,433,147 and
         1,533,993 shares,
         respectively) at market       (56,430)       (61,360)
          Treasury Stock (3,127,697
            and 2,274,613 shares,
         respectively) at cost          (83,162)       (42,242)
                                     ------------  ---------
                                        764,220       673,485
                                      ------------  ---------
                                    $ 2,924,535    $ 2,690,029
                                     ============ ==========

The Accompanying Notes are an Integral Part of the Financial
Statements.

Consolidated Statement of Cash Flow
Harnischfeger Industries, Inc.

Years Ended October 31,
(DOLLAR AMOUNTS IN THOUSANDS)
                                                       1997       1996
Operating Activities
 Net income                                 $ 139,841     $ 114,217
  Add (deduct) - Items not
   affecting cash:
     Restructuring charge                     -              43,000
     Loss from discontinued operations,
       net of income taxes                    -                  -
     Extraordinary loss on retirement
       of debt, net of income taxes            12,999            -
     Net gain on sale of
       Measurex investment,
       net of income taxes                    -                  -
     Depreciation and amortization             94,425        89,270
     Minority interest,
       net of dividends paid                    9,767         3,254
     Deferred income taxes - net               58,145        18,855
     Other - net                              (33,895)      (22,065)
  Changes in working capital,
    excluding the effects of
    acquisition opening balance sheets:
    (Increase) in accounts
     receivable - net                        (199,809)    (81,007)
    (Increase) in inventories                 (48,276)      (30,291)
    (Increase) in other current assets        (23,550)      (10,978)
    Increase in trade accounts payable        114,927        18,223
    (Decrease) increase in employee
     compensation and benefits                (28,545)     (6,729)
    (Decrease) increase in advance
     payments and progress billings           (69,251)      (62,071)
    (Decrease) increase in
     other current liabilities               (106,123)      6,673
                                            ----------     ---------
  Net cash (used) provided by
    operating activities                      (79,345)       80,351

Investment and Other Transactions
    Purchase of Dobson Park Industries plc,
      net of cash acquired of $4,631                -      (325,369)
    Purchase of Pulp Machinery Division
      of Ingersoll-Rand, net of
      cash acquired of $6,858                       -    (112,372)
    Other acquisitions,
      net of cash acquired                     (17,097)    (11,350)
    Proceeds from sale of
      New Philadelphia Fan Co.                  18,051          -
    Proceeds from sale of
      Castings Division                           7,229          -
    Proceeds from sale of non-core
      Dobson Park businesses                     16,829        73,848
    Proceeds from sale of Joy
      Environmental Technologies                      -     11,651
    Proceeds from sale of investment
      in Measurex Corporation                         -        -
    Proceeds from sale of
      Syscon Corporation                              -        -
    Property, plant and equipment
      - acquired                              (133,497)      (83,388)
    Property, plant and
      equipment - retired                       33,549        16,826
    Other - net                               (27,368)         6,174
                                              ----------     ----------
  Net cash (applied to)
    provided by investment and
    other transactions                        (102,304)     (423,980)
                                              ----------     ----------
Financing Activities
    Purchase of treasury stock                 (40,720)         -
    Dividends paid                              (19,151)      (18,905)
    Exercise of stock options                     7,164         6,762
    Issuance of long-term obligations           261,411       198,892
    Redemption of long-term obligations        (198,270)       (2,334)
    Increase (decrease) in
      short-term notes payable                  166,505       (43,973)
                                               --------- ---------
  Net cash provided by (applied to)
     financing activities                       176,939       140,442
                                               --------- ---------
  Effect of Exchange Rate Changes
     on Cash and Cash Equivalents                 (2,843)        1,080
                                                ----------     ---------
  (Decrease) Increase in Cash
     and Cash Equivalents                            (7,553)   (202,107)
                                                 ----------     ----------
  Cash and Cash Equivalents
     at Beginning of Year                             36,936     239,043
                                                ----------     ----------
  Cash and Cash Equivalents
     at End of Year                                $ 29,383    $ 36,936
                                                     ==========     ==========

The Accompanying Notes are an Integral Part of the Financial
Statements.

Consolidated Statement of Cash Flow
Harnischfeger Industries, Inc.

Years Ended October 31,
(DOLLAR AMOUNTS IN THOUSANDS)
                                                                 1995
Operating Activities
 Net income                                          $ 57,404
  Add (deduct) - Items not affecting cash:
     Restructuring charge                             -
     Loss from discontinued
       operations, net of income taxes                 31,235
     Extraordinary loss on retirement
       of debt, net of income taxes                     3,481
     Net gain on sale of Measurex investment,
       net of income taxes                            (18,657)
     Depreciation and amortization                     70,512
     Minority interest, net of dividends paid           3,589
     Deferred income taxes - net                       10,937
     Other - net                                        3,594
  Changes in working capital, excluding
      the effects of
    acquisition opening balance sheets:
    (Increase) in accounts receivable - net           (73,343)
    (Increase) in inventories                         (28,003)
    (Increase) in other current assets                 (7,776)
    Increase in trade accounts payable                 13,922
    (Decrease) increase in employee
      compensation and benefits                        16,217
    (Decrease) increase in advance
      payments and progress billings                   34,156
    (Decrease) increase in other
      current liabilities                               8,033
                                                        --------
  Net cash (used) provided
      by operating activities                          125,301
                                                       --------
Investment and Other Transactions
    Purchase of Dobson Park Industries plc,
      net of cash acquired of $4,631                       -
    Purchase of Pulp Machinery Division
      of Ingersoll-Rand, net of
      cash acquired of $6,858                              -
    Other acquisitions, net of cash acquired          (27,905)
    Proceeds from sale of
      New Philadelphia Fan Co.                             -
    Proceeds from sale of Castings Division                -
    Proceeds from sale of non-core
      Dobson Park businesses                               -
    Proceeds from sale of Joy
      Environmental Technologies                           -
    Proceeds from sale of investment
      in Measurex Corporation                         96,004
    Proceeds from sale of Syscon Corporation           45,000
    Property, plant and equipment - acquired          (73,484)
    Property, plant and equipment - retired            11,724
    Other - net                                        (7,249)
                                                       ---------
  Net cash (applied to) provided
    by investment and
    other transactions                                 44,090
                                                        ---------
Financing Activities
    Purchase of treasury stock                         (3,009)
    Dividends paid                                    (18,524)
    Exercise of stock options                          17,309
    Issuance of long-term obligations                   9,588
    Redemption of long-term obligations              (108,769)
    Increase (decrease) in short-term
      notes payable                                        828
                                                      ---------
  Net cash provided by (applied to)
      financing activities                            (102,577)
                                                      ---------
  Effect of Exchange Rate Changes
      on Cash and Cash Equivalents                       (520)
                                                      ---------
  (Decrease) Increase in Cash and Cash Equivalents     66,294
                                                     ---------
  Cash and Cash Equivalents at Beginning of Year      172,749
                                                      ---------
  Cash and Cash Equivalents at End of Year           $ 239,043
                                                       =========

The Accompanying Notes are an Integral Part of the Financial
Statements.
Consolidated Statement
of Shareholders' Equity
Harnischfeger Industries, Inc.

(DOLLAR AMOUNTS IN THOUSANDS)

                                                               Capital in
                                                     Common    Excess of
                                                     Stock          Par Value
Balance at October 31, 1994                           $50,519     $577,068
 Net income
 Exercise of 861,930 stock
  options                                                 599        9,131
 Dividends paid ($0.40 per share)
 Dividends on shares held by SECT                                      681
 Adjust SECT shares to
  market value                                                      16,832
 Translation adjustments
 110,000 shares acquired
  as Treasury Stock
 457,991 shares transferred from
  Treasury Stock to SECT
 Purchase of 425,345 shares
  by employee benefit plans
                                                         --------  --------
Balance at October 31, 1995                              51,118     603,712
 Net income
 Exercise of 320,172 stock
  options                                                   282       5,730
 Issuance of restricted stock                                 7     (11,555)
 Dividends paid ($0.40 per share)
 Dividends on shares held by SECT                                       697
 Adjust SECT shares to
  market value                                                       13,541
 Translation adjustments
 Purchase of 230,000 shares
  by employee benefit plans                                           2,964
                                                          --------  -------
Balance at October 31, 1996                               51,407    615,089

 Net income
 Exercise of 301,072 stock
  options                                                    200      4,984
 Dividends paid ($0.40 per share)
 Dividends on shares held by SECT                                       578
 Adjust SECT shares to
  market value                                                       (2,950)
 Translation adjustments
 Purchase of 209,373 shares
  by employee benefit plans                                           4,582
 1,062,457 shares
  acquired as treasury stock
 Amortization of unearned
  compensation on restricted stock                                    3,075
                                                         -------   --------
Balance at October 31, 1997                              $51,607   $625,358
                                                         =======   ========

The Accompanying Notes are an Integral Part of the Financial
Statements.

Consolidated Statement
of Shareholders' Equity
Harnischfeger Industries, Inc.

(DOLLAR AMOUNTS IN THOUSANDS)

                                                          Cumulative
                                                Retained  Translation
                                                Earnings  Adjustments
Balance at October 31, 1994                      $15,361    $(37,452)
 Net income                                       57,404
 Exercise of 861,930 stock
  options
 Dividends paid ($0.40 per share)                (19,205)
 Dividends on shares held by SECT
 Adjust SECT shares to
  market value
 Translation adjustments                                      (4,666)
110,000 shares acquired
  as Treasury Stock
 457,991 shares transferred from
  Treasury Stock to SECT
 Purchase of 425,345 shares
  by employee benefit plans
                                                --------  ---------
Balance at October 31, 1995                       53,560     (42,118)
 Net income                                      114,217
 Exercise of 320,172 stock
  options
 Issuance of restricted stock
 Dividends paid ($0.40 per share)                (19,602)
 Dividends on shares held by SECT
 Adjust SECT shares to
  market value
 Translation adjustments                                        4,534
 Purchase of 230,000 shares
  by employee benefit plans
                                                   -------   --------
Balance at October 31, 1996                       148,175     (37,584)
 Net income                                       139,841
 Exercise of 301,072 stock
  options
 Dividends paid ($0.40 per share)                 (19,729)
 Dividends on shares held by SECT
 Adjust SECT shares to
  market value
 Translation adjustments                                        (3,856)
 Purchase of 209,373 shares
  by employee benefit plans
 1,062,457 shares
  acquired as treasury stock
 Amortization of unearned
  compensation on restricted stock
                                                     --------  --------
Balance at October 31, 1997                        $268,287   $(41,440)
                                                    ========  =========

The Accompanying Notes are an Integral Part of the Financial
Statements.

Consolidated Statement
of Shareholders' Equity
Harnischfeger Industries, Inc.

(DOLLAR AMOUNTS IN THOUSANDS)


                                                          Treasury
                                                SECT      Stock
                                                ------    --------
Balance at October 31, 1994                     $(53,760)  $(52,009)
 Net income
 Exercise of 861,930 stock
  options                                          7,579
 Dividends paid ($0.40 per share)
 Dividends on shares held by SECT
 Adjust SECT shares to
  market value                                   (16,832)
 Translation adjustments
 110,000 shares acquired
  as Treasury Stock                                           (3,009)
 457,991 shares transferred from
  Treasury Stock to SECT                          (8,505)      8,505
 Purchase of 425,345 shares
  by employee benefit plans                       11,035
                                                --------  ---------
Balance at October 31, 1995                      (60,483)    (46,513)
 Net income
 Exercise of 320,172 stock
  options                                            750
 Issuance of restricted stock                     11,914
 Dividends paid ($0.40 per share)
 Dividends on shares held by SECT
 Adjust SECT shares to
  market value                                   (13,541)
 Translation adjustments
 Purchase of 230,000 shares
  by employee benefit plans                                    4,271
                                                --------  ----------
Balance at October 31, 1996                      (61,360)   (42,242)
 Net income
 Exercise of 301,072 stock
  options                                          1,980
 Dividends paid ($0.40 per share)
 Dividends on shares held by SECT
 Adjust SECT shares to
  market value                                     2,950
 Translation adjustments
 Purchase of 209,373 shares
  by employee benefit plans                                   3,888
 1,062,457 shares
  acquired as treasury stock                                (44,808)
 Amortization of unearned
  compensation on restricted stock
                                                   --------- ---------
Balance at October 31, 1997                      $(56,430)  $(83,162)
                                                ========= =========

The Accompanying Notes are an Integral Part of the Financial
Statements.

Consolidated Statement
of Shareholders' Equity
Harnischfeger Industries, Inc.

(DOLLAR AMOUNTS IN THOUSANDS)



                                                 Total
                                               ------
Balance at October 31, 1994                 $499,727
 Net income                                   57,404
 Exercise of 861,930 stock
  options                                     17,309
 Dividends paid ($0.40 per share)            (19,205)
 Dividends on shares held by SECT                681
 Adjust SECT shares to
  market value                                     -
 Translation adjustments                      (4,666)
 110,000 shares acquired
  as Treasury Stock                           (3,009)
 457,991 shares transferred from
  Treasury Stock to SECT                           -
 Purchase of 425,345 shares
  by employee benefit plans                   11,035
                                             --------
Balance at October 31, 1995                  559,276
 Net income                                  114,217
 Exercise of 320,172 stock
  options                                      6,762
 Issuance of restricted stock                    366
 Dividends paid ($0.40 per share)            (19,602)
 Dividends on shares held by SECT                697
 Adjust SECT shares to
  market value                                        -
 Translation adjustments                       4,534
 Purchase of 230,000 shares
  by employee benefit plans                    7,235
                                            ---------
Balance at October 31, 1996                  673,485
 Net income                                  139,841
 Exercise of 301,072 stock
  options                                      7,164
 Dividends paid ($0.40 per share)            (19,729)
 Dividends on shares held by SECT                578
 Adjust SECT shares to
  market value                                     -
 Translation adjustments                      (3,856)
 Purchase of 209,373 shares
  by employee benefit plans                    8,470
 Purchase of 1,062,457 shares
  acquired as treasury stock                 (44,808)
 Amortization of unearned
  compensation on restricted stock             3,075
                                            --------
Balance at October 31, 1997                 $764,220
                                             ========

The Accompanying Notes are an Integral Part of the Financial
Statements.

Notes to Consolidated
Financial Statements
Harnischfeger Industries, Inc.

(Dollar amounts in thousands unless indicated)
Note 1
Significant Accounting Policies
Basis of Presentation: The consolidated financial statements and related notes give retroactive effect to the merger on November 29, 1994 with Joy Technologies Inc. ("JTI") for all periods presented, accounted for as a pooling of interests. The Consolidated Statement of Income has also been restated to reflect the Company's divestiture in 1995 of the Systems Group and Joy Environmental Technologies ("JET") accounted for as discontinued operations. (See Note 16 - Discontinued Operations.) The term "Company" as used in these consolidated financial statements refers to Harnischfeger Industries, Inc. and its subsidiaries.

Principles of Consolidation: The consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could differ from those estimates.

Inventories: Inventories are stated at the lower of cost or market value. Cost is determined by the last-in, first-out
(LIFO) method for substantially all domestic inventories and by the first-in, first-out (FIFO) method for the inventories of foreign subsidiaries.

Revenue Recognition: Revenue on long-term contracts is generally recorded using the percentage-of-completion method for financial reporting purposes. Such contracts include contracts for papermaking machinery, certain mining equipment and custom-engineered cranes. Losses, if any, are recognized in full as soon as identified. Sales of other products and services are recorded as products are shipped or services are rendered.
Property, Plant and Equipment: Property, plant and equipment is stated at historical cost. Expenditures for major renewals and improvements are capitalized, while maintenance and repairs which do not significantly improve the related asset or extend its useful life are charged to expense as incurred.
                 For financial reporting purposes, plant and equipment is depreciated primarily by the straight-line method over the estimated useful lives of the assets. Depreciation claimed for income tax purposes is computed by accelerated methods.

Cash Equivalents: The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Foreign Exchange Contracts: Any gain or loss on forward contracts designated as hedges of commitments is deferred and included in the measurement of the related foreign currency transaction, except that permanent losses are recognized immediately.
Foreign Currency Translation: The majority of the assets and liabilities of the Company's international operations are translated at year-end exchange rates; income and expenses are translated at average exchange rates prevailing during the year.
                       For operations whose functional currency is the local currency, translation adjustments are accumulated in a separate section of shareholders' equity. Transaction gains and losses, as well as translation adjustments relating to operations whose functional currency is the U.S. dollar, are reflected in income. Pre-tax foreign exchange (losses) gains included in operating income were $(701), $(1,150) and $1,901 in 1997, 1996 and 1995, respectively.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired companies and is amortized on a straight-line basis over periods ranging from 30 to 40 years. The Company assesses the carrying value of goodwill at each balance sheet date. Consistent with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", such assessments include, as appropriate, a comparison of (a) the estimated future nondiscounted cash flows anticipated to be generated during the remaining amortization period of the goodwill to
(b) the net carrying value of goodwill. The Company recognizes diminution in value of goodwill, if any, on a current basis. Other intangible assets are amortized over the shorter of their legal or economic useful lives ranging from 5 to 20 years. Accumulated amortization was $95,033 and $93,383 at October 31, 1997 and 1996, respectively.

Income Taxes: Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and for tax basis carryforwards. A valuation allowance is provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets. (See Note 6 - Income Taxes.)

Research and Development Expenses: Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $40,094, $34,471 and $30,348 in 1997, 1996 and 1995, respectively. Certain capital expenditures used in research activities, such as the construction of a pilot paper machine used in research and for customer tests, are capitalized and depreciated over their expected useful lives.

Earnings Per Share: Earnings per share are based upon the weighted average number of common shares outstanding during the year. The number of shares used in the computation were 47,826,813, 47,196,388 and 46,218,144 in 1997, 1996 and
1995, respectively. Common stock equivalents were not significant in any of the years presented. Shares in the Stock Employee Compensation Trust ("SECT") are not considered outstanding for purposes of computing earnings per share.
future accounting changes: In February, 1997, the Financial
Accounting Standards Board ("FASB") issued SFAS No. 128,
"Earnings per Share." This statement establishes revised standards for computing and presenting earnings per share.
The statement is effective for the Company's fiscal 1998 first quarter. All prior periods will be required to be restated. The adoption of this standard will not have a material impact on the Company's reported earnings per share.
                       In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The standard requires that certain items recognized under accounting principles as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company is not required to adopt the standard until fiscal 1999.

Note 2
Acquisitions
In early fiscal 1996, the Company completed the acquisition of Dobson Park Industries plc ("Dobson") for a purchase price of approximately $330,000, including acquisition costs, plus the assumption of net debt of approximately
$40,000. The acquisition was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed.
Resultant goodwill is being amortized over 40 years.
                       Dobson, headquartered in the United Kingdom, was an industrial engineering group with interests in underground mining equipment, industrial electronic control systems, toys and plastics. Longwall International ("Longwall"), one of the main subsidiaries of Dobson, was engaged in the manufacture, sale and service of underground mining equipment for the international coal mining industry.
Longwall's products included electronically controlled roof support systems and armored face conveyors.
                       The Company is fully integrating Longwall's operations into Joy Mining Machinery ("Joy"), thus enabling Joy to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this integration, the Company established purchase accounting reserves to provide for the estimated costs of this effort. The reserves related primarily to the closure of selected manufacturing and service facilities, severance and relocation costs approximated $71,000. As of October 31, 1997, approximately
$46,000 of the reserves had been used.
                       As part of the Dobson acquisition, the non-core businesses are held for sale and separately classified as such in the Consolidated Balance Sheet. These businesses were originally valued at $100,000. All but one of the businesses have been sold, aggregating net proceeds of $90,677. The remaining balance represents the net realizable value including the expected cash flow from the remaining business. This business is expected to be sold within the next year. Profit/losses generated during the period related to businesses held for sale have been excluded from operating results.
                       On March 27, 1996, the Company's Beloit Corporation subsidiary purchased the assets of the Pulp Machinery
Division of Ingersoll-Rand Company ("IMPCO") for $119,230, including acquisition costs. The acquisition was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years.
                       On November 29, 1994, the Company completed the acquisition of JTI upon the approval of the shareholders of each company. Under the terms of the acquisition, accounted for as a pooling of interests, the Company exchanged
17,720,750 common shares for all of JTI's 31,353,000 outstanding shares, at an exchange ratio of .5652 of a share of the Company's common stock for each of JTI's common shares.
                       Transaction costs incurred to complete the JTI merger of $17,459 ($11,384 after tax, or $0.24 per share) were charged to income and consisted primarily of investment banker, attorney and accountant fees, severance and related benefits, and printing, mailing and registration expenses.

Note 3
Restructuring Charge
In the fourth quarter of fiscal 1996, the Company's Beloit Corporation subsidiary recorded a restructuring charge. The focus of the restructuring is to better serve its customers and strengthen its market position in the worldwide pulp and paper industry. The restructuring is consistent with the Company's policy to generate positive Economic Value Added ("EVA"). The restructuring initiative involves organizing engineering and manufacturing operations into Centers of Excellence and expanding the aftermarket capabilities of the subsidiary. The total estimated cost of the restructuring activities reduced pre-tax income by $43,000 ($21,830 after tax and minority interest, or $0.46 per share). Included in the charge are costs related to severance for approximately 500 employees worldwide, the disposition of machinery and equipment, closure of certain facilities and the sale of businesses. At the end of fiscal 1997, $29,770 had been charged against the reserve and 444 employees had been terminated in accordance with the plan.

Details of the restructuring charge are as follows:
                     Original    Reserve   10/31/97
                        Reserve Utilized Reserve
Employee severance     $15,900   $(12,851)  $ 3,049
Machinery and
 equipment dispositions  7,600   (6,830)        770
Closure of facilities    6,800       (703)    6,097
Sale of businesses       6,000     (3,085)    2,915
Other                   6,700      (6,301)         399

                   --------    --------- -------
                       $43,000   $(29,770)     $13,230
                         ======= ======== =======

                       The cash and noncash elements of the restructuring charge approximated $27,700 and $15,300, respectively. Cash outflows to date are approximately $18,400. The remaining reserves are expected to be substantially utilized during 1998.

Note 4
Accounts Receivable

Accounts receivable at October 31 consisted of the following:
                                    1997      1996
Trade receivables                $438,591   $507,312
Unbilled receivables              405,897    169,086
Allowance for doubtful
   accounts and
   contract losses                (8,319)     (8,612)
                                  -------- --------
                                $836,169     $667,786
                                  ======== ========

The amount of accounts receivable due beyond one year is not significant.

Note 5
Inventories

Inventories at October 31 consisted of the following:
                               1997        1996
Finished goods              $274,391        $198,160
Work in process and
     purchased parts         247,568         278,671
Raw materials                132,980         134,448
                              --------    --------
                             654,939         611,279
Less excess of current
    cost over stated
    LIFO value               (60,178)        (64,164)
                            ---------      ---------
                            $594,761        $547,115
                            =========      =========

                       Inventories valued using the LIFO method represented approximately 54% and 56% of consolidated inventories at October 31, 1997 and 1996, respectively.

Note 6
Income Taxes

The components of income for the Company's domestic and foreign operations for the years ended October 31 were as follows:

                                   1997        1996       1995
Domestic                         $153,830   $ 82,533 $102,701
Foreign                            92,899     99,228   37,951
                                    --------    --------  --------
Pre-tax income from
  continuing operations
  before Joy merger costs
  and gain on sale of
  Measurex investment            $246,729   $181,761   $140,652
                                    ========    ========  ========

The consolidated provision for income taxes included in the
Consolidated Statement of Income for the years ended October
31 consisted of the following:
                                    1997        1996      1995
Current provision:
   Federal                       $  4,352   $  4,957 $17,934
   State                            1,618      2,288   1,311
   Foreign                         24,691     36,474  14,690
                                    ---------   --------- -------
Total current                      30,661     43,719  33,935
Deferred provision
 (credit):
   Federal                         44,784     13,409   7,721
   State and foreign                 (236)     6,472     1,509
                                    ----------  ----------     -------
Total deferred                     44,548     19,881   9,230
                                    ----------  ----------     -------
Total consolidated
   income tax provision           $75,209    $63,600  $43,165
                                    ======= =======  =======

The income tax provision is included in the Consolidated
Statement of Income as follows:

                          1997        1996     1995
Continuing operations     $ 83,875  $63,600     $53,500
Loss from discontinued
   operations                    -         -    (8,015)
Extraordinary item -
   retirement of debt       (8,666)        -    (2,320)
                           --------    -------   -------
                           $75,209    $63,600   $43,165
                           ======= =======  =======

The difference between the federal statutory tax rate and
the effective tax rate on continuing operations for the
years ended October 31 are as follows:
                                  1997          1996      1995
Federal statutory tax rate     35.0%        35.0%       35.0%
Goodwill amortization
  not deductible for
  tax purposes                 1.4           1.9           0.7
Differences in foreign
  and U.S. tax rates           8.1           3.4           0.3
Differences in Foreign
  Sales Corporation and
  U.S. tax rate              (0.7)          (0.6)         (1.5)
State income taxes, net
   of federal tax impact       0.7           1.8           0.5
General business and foreign
   tax credits utilized           (12.8)    (9.1)         (1.5)
Other items-net                     2.3      2.6           1.5
                                 -----  -----          -----
Effective tax rate            34.0%         35.0%       35.0%
                                              =====  =====          =====

Temporary differences and carryforwards which gave rise to the net deferred tax (liability) asset at October 31 are as follows:

                                              1997        1996
Inventories                         $(16,788)   $(22,601)
Reserves not currently
   deductible                       5,757     59,892
Depreciation and amortization
   in excess of book expense      (41,926)   (54,666)
Employee benefit related items  15,319        22,823
Tax credit carryforwards      28,300          14,579
Tax loss carryforwards        65,032          71,572
Other - net                          (65,618)    (36,956)
Valuation allowance          (34,895)        (44,968)
                                            ---------     ---------
Net deferred tax
  (liability) asset          $(44,819)      $  9,675
                                              =======      =======

This net (liability) asset is included in the Consolidated
Balance Sheet in the following captions:

                               1997     1996

Other current assets        $ 33,852        $ 64,595
Deferred income taxes        (78,671)        (54,920)
                            ---------     ---------
                            $(44,819)        $  9,675
                            =========     =========

                       At October 31, 1997, the Company had general business tax credits of $17,971 expiring in 2009-2012, and alternative minimum tax credit carryforwards of $10,329 which do not expire. In addition, tax loss carryforwards consisted of foreign carryforwards of $25,469 with various expiration dates, capital loss carryforwards of $19,481 with various expiration dates, and domestic carryforwards of $20,082 with various states and expiration dates. The carryforwards will be available for the reduction of future income tax liabilities; a valuation allowance has been recorded against certain of these carryforwards for which utilization is uncertain.
                       U.S. income taxes, net of foreign taxes paid or payable, have been provided on the undistributed profits of foreign subsidiaries, except in those instances where such profits are expected to be permanently reinvested. Such unremitted earnings of subsidiaries which have been or are intended to be permanently reinvested were $160,300 at October 31, 1997.
If, for some reason not presently contemplated, such profits were to be remitted or otherwise become subject to U.S.
income tax, the Company expects to incur tax at substantially less than the U.S. income tax rate as a result of foreign tax credits that would be available.
                       Income taxes paid were $11,809, $30,205 and $31,686 for 1997, 1996 and 1995, respectively.

Note 7
Long-Term Obligations, Bank Credit Facilities and Interest
Expense

Long-term obligations at October 31 consisted of the following:

                                      1997       1996
10 1/4% Senior Notes,
due 2003                        $  7,730      $188,380
8.9% Debentures, due 2022         75,000        75,000
8.7% Debentures, due 2022         75,000        75,000
71/4% Debentures, due 2025
   (net of discount of $1,247
    and $1,261, respectively)    148,753       148,739
67/8% Debentures, due 2027
   (net of discount of $111)     149,889             -
Senior Notes, Series A
   through D, at interest rates
   of between 8.9% and 9.1%,
   due 1998 to 2006               71,364        73,182
Revolving Credit Facility        150,000        40,000
Industrial Revenue Bonds, at
  interest rates of between 5.9%
  and 8.8%, due 1998 to 2017      33,400        34,629
Other                             14,057        27,207
                                ---------     ---------
                                 725,193       662,137
                       Less:
Amounts payable within
   one year                       11,727        4,372
                                 -------- ---------
                                $713,466      $657,765
                                 ======== =========

                       The 101/4% Senior Notes have a maturity date of September 1, 2003. JTI may, at its option, redeem the Senior
Notes in whole or in part at any time on or after September
1, 1998 at 105.125% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, on or after September 1, 2000.
                       In addition, upon a change of control of JTI, JTI is required to make an offer to purchase the Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof plus accrued interest. On December
29, 1994, JTI issued an offer to purchase for cash at 101% any and all of its outstanding 101/4% Senior Notes. This offer expired on February 10, 1995 with $270 being repurchased under the offer. Prior to this tender offer, the Company had purchased $11,350 of outstanding 101/4% Senior
Notes in unsolicited open market transactions. In 1995, as a result of the 101/4% Senior Note repurchases and repayment of remaining borrowings under JTI's Bank Facility, the Company recorded an extraordinary loss on debt retirement, net of applicable income taxes, of $(3,481), or $(0.08) per share, consisting primarily of unamortized financing costs and purchase premiums.
                       On October 7, 1997, JTI issued a fixed-spread tender offer to purchase any and all of its 101/4% Senior Notes.
This offer expired on October 21, 1997 with $180,650 being repurchased under the offer. In 1997, as a result of the 101/4% Senior Note repurchases, the Company recorded an extraordinary loss on debt retirement, net of applicable income taxes, of $(12,999), or $(0.27) per share, consisting primarily of unamortized financing costs and purchase premiums. Debt purchased was funded through available cash and credit facilities. It is the Company's current intention to redeem the remaining notes in September, 1998.
                       The Company has $150,000 of unsecured debentures outstanding with interest rates ranging from 8.7% to 8.9% due at maturity in 2022.
                       The 71/4% debentures were issued on December 19, 1995 at 99.153%. The debentures mature on December 15, 2025, are not redeemable prior to maturity and are not subject to any sinking fund requirements.
                       In 1996, the Company filed a shelf registration with the Securities and Exchange Commission for the sale of up to $200,000 of debt securities. On February 25, 1997, $150,000 of 67/8% debentures were issued at 99.925%. Proceeds were used to repay short-term indebtedness and to increase cash.
The debentures will mature on February 15, 2027, are not redeemable by the Company prior to maturity and are not subject to sinking fund requirements. Each holder of the debentures has the right to require the Company to repay the holders, in whole or in part, on February 15, 2007, at a repayment price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest. Interest on the debentures is payable semi-annually on February 15 and August 15 of each year commencing on August 15, 1997.
                       The Senior Notes, Series A through D, are privately placed and unsecured. The Series D Notes provide for eleven equal annual repayments beginning in 1996; Series A through C Notes are due at maturity in 1999, 1999 and 2001, respectively.
                       The terms of certain of the debt instruments place limits on the amount of additional long-term debt the Company may issue and require maintenance of a minimum consolidated net worth, as defined. Additional funded debt may be incurred if immediately thereafter consolidated funded debt does not exceed 50% of consolidated total tangible assets, as defined.
                       In November, 1993, the Company entered into a four-year Revolving Credit Facility Agreement between the Company and certain domestic and foreign financial institutions that allowed for borrowings of up to $150,000 at rates expressed in relation to LIBOR and other rates. In November, 1994, the facility was increased to $240,000. In October, 1997, the $240,000 facility was replaced by a new $500,000 Revolving
Credit Facility which expires in October, 2002. A facility fee is payable on the Revolving Credit Facility. At October
31, 1997, direct outstanding borrowings under the facility were $150,000 and commercial paper borrowings, considered a utilization of the facility, were $84,149.
Installments payable to holders of the outstanding long-term obligations of the Company are due as follows:

                       1998 $11,727
                       1999  39,215
                       2000   2,738
                       2001  28,073
                       2002 152,062

                       At October 31, 1997, short-term bank credit lines of foreign subsidiaries were approximately $218,300. The outstanding borrowings were $73,977 with a weighted average interest rate of 7.2%. There were no compensating balance requirements under these lines of credit.

Net interest expense consisted of the following:
                          1997       1996      1995
Interest income         $  3,458 $   6,505  $ 11,035
Interest expense         (76,001)  (68,763)  (51,748)
                       ---------- ----------    ---------
Interest
  expense - net         $(72,543)$ (62,258)  $(40,713)
                       ========== ==========    =========

                       Interest paid was $76,378, $65,161 and $52,615 in 1997,
1996 and 1995, respectively.

Note 8
Pensions and Other
Employee Benefits

The Company and its subsidiaries have a number of defined benefit, defined contribution and government mandated pension plans covering substantially all employees. Benefits from these plans are based on factors which include various combinations of years of service, fixed monetary amounts per year of service, employee compensation during the last years of employment and the recipient's social security benefit.
The Company's funding policy with respect to its qualified plans is to contribute annually not less than the minimum required by applicable law and regulation nor more than the amount which can be deducted for income tax purposes. The
Company also has a nonqualified senior executive supplemental pension plan, funded by Company stock held in a trust, which is based on credited years of service and compensation during the last years of employment.
                       Certain foreign plans, which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of October 31, 1997 and 1996.
                       The Company recorded an additional minimum pension liability and intangible asset of $4,513 and $5,600 in 1997 and 1996, respectively, to recognize the unfunded accumulated benefit obligation of certain plans. Pension expense for all plans of the Company was $20,953 in 1997, $19,132 in 1996 and $17,344 in 1995. Net periodic pension costs for U.S. plans and plans of subsidiaries outside the United States for which SFAS No. 87, "Employers' Accounting for Pensions," has been adopted included the following components:

                              1997          1996             1995
Service cost-benefits
   earned during the year   $  23,602       $ 22,892 $  16,854
Interest cost on projected
   benefit obligation          62,722         56,792    33,655
Actual gain on
  plan assets                     (115,397)   (98,003)      (55,856)
Net amortization
   and deferral                     43,277     33,832        20,134
                                            ---------     --------- ---------
Net periodic pension cost   $  14,204       $  15,513     $  14,787
                                            =========     ========= =========

The discount rate used for U.S. plans was 7.5% in 1997 and 8.0% in 1996 and 1995, respectively, and for non-U.S. plans ranged from 7.0%-15.0%. The assumed rate of increase in future compensation of U.S. salaried employees was 4.5% in 1997 and 5.0% in 1996 and 1995, respectively, and for non-U.S. salaried employees ranged from 2.0%-12.0%. Benefits under the hourly employee plans are generally not based on wages. The expected long-term rate of return on assets for U.S. plans ranged from 8.0% to 10.0% and for non-U.S. plans ranged from 8.5%-16.0%. The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

The following table sets forth the plans' funded status at October 31, 1997 and 1996:

                                                  1997
                                    Plans With       Plans With
                                    Assets      Accumulated
                                    Exceeding        Benefits
                                    Accumulated      Exceeding
                                    Benefits         Assets
Actuarial present
  value of:
  Vested benefits                 $715,967            $30,043
  Accumulated benefits             757,050             35,492
Projected benefits                 827,474             42,903
Net assets available
  for benefits                     864,281              9,836
Plans' assets greater
  (less)
  than projected
  benefits                          36,807            (33,067)
Unrecognized (asset)
  obligation existing
  at adoption                       (5,328)               663
Unrecognized prior
  service cost                      33,657              1,801
Unrecognized net
  (gain) loss                      (18,341)             9,272
                                    ---------        ---------
Net pension asset
  (liability)                     $ 46,795             $(21,331)
                                    =========        =========

                                                1996
                                    Plans With       Plans With
                                    Assets      Accumulated
                                    Exceeding        Benefits
                                    Accumulated      Exceeding
                                    Benefits         Assets
Actuarial present
   value of:
  Vested benefits                   $601,511            $ 34,139
  Accumulated benefits               633,397              39,149
Projected benefits                   704,585              46,243
Net assets available
  for benefits                       771,887               9,807
Plans' assets greater
  (less)
  than projected
  benefits                            67,302             (36,436)
Unrecognized (asset)
  obligation existing
  at adoption                        (5,508)                846
Unrecognized prior
  service cost                        27,311               2,023
Unrecognized net
  (gain) loss                        (38,358)              9,748
                                    ---------        --------
Net pension asset
  (liability)                        $50,747           $(23,819)
                                    =========        =========

Pension plan assets consist primarily of trust funds with diversified portfolios of primarily equity and fixed income investments.

                       The Company has a profit sharing plan which covers substantially all domestic employees except certain employees covered by collective bargaining agreements and employees of subsidiaries with separate defined contribution plans. Payments to the plan are based on the Company's EVA performance. Profit sharing expense was $9,957 in 1997, $10,783 in 1996 and $6,321 in 1995.
                       In the first quarter of fiscal 1995, the Company implemented SFAS No. 112, "Employers' Accounting for
Postemployment Benefits". The impact upon adoption of SFAS
No. 112 on the Company's results of operations and financial position was not material.

Note 9
Postretirement Benefits Other Than Pensions

The Company generally provides certain health care and life insurance benefits under various plans for U.S. employees who retire after attaining early retirement eligibility, subject to the plan amendments discussed below.

                       The weighted average discount rate used in determining the postretirement benefit obligation was 7.5% at October
31, 1997 and 8.0% at October 31, 1996 and October 31, 1995,
respectively.
                       The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Balance
Sheet as of October 31:

                                   1997               1996
Accumulated postretirement
   benefit obligation:
  Retirees                          $53,531     $58,819
  Fully eligible active plan
   participants                    2,052          2,788
  Other active plan
   participants                    3,182          7,832
                                  -------       -------
  Total                           58,765         69,439
Plan assets at fair value        -              -
Accumulated postretirement
  benefit obligation in excess
  of plan assets                  58,765         69,439
Unrecognized transition
  obligation                        -                -
Unrecognized prior service
  credit                             11,903      20,653
Unrecognized gain                    2,590          7,214
                                   -------       -------
Accrued postretirement
  benefit liability                73,258          97,306
Less: Current portion              17,056          18,492
                                    -------       -------
                                    $56,202       $78,814
                                   =======       =======

                       For measurement purposes, an annual rate of increase in the per capita cost of covered health care benefits in the range of 6.2% to 9.0% for non-Medicare eligible participants was assumed for 1997 (a range of 5.4% to 8.0% was used for Medicare eligible participants); these rates were assumed to decrease gradually to 5.0% for most participants by 2001 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of October 31, 1997 by $3,000 and the aggregate service cost and interest cost components of the net periodic postretirement benefit cost for the year by $200. Postretirement life insurance benefits have a minimal effect on the total benefit obligation.
                       In 1993, the Board of Directors of the Company approved a general approach that would culminate in the elimination of all Company contributions towards postretirement health care benefits. Increases in costs paid by the Company were capped for certain plans beginning in 1994 extending through 1998 and Company contributions will be eliminated on January
1, 1999 for most employee groups, excluding Joy. For Joy, based upon existing plan terms, future eligible retirees will participate in a premium cost-sharing arrangement which is based upon age as of March 1, 1993 and position at the time of retirement. Active employees under age 45 as of March 1, 1993 and any new hires after April 1, 1993 will be required to pay 100% of the applicable premium.

Net periodic postretirement benefit cost includes the following components:
                              1997       1996      1995
Service cos             $     163    $     327     $     502
Interest cost on
  accumulated
  postretirement
  benefit obligation       4,743         5,632         6,475
Amortization of prior
  service (credit)        (12,810)     (10,780)       (9,417)
Net amortization and
  deferral                   (2,943)    (2,624)         (225)
                         ----------   ---------      ---------
Net periodic
  postretirement
  benefit cost           $ (10,847)  $  (7,445)    $  (2,665)
                         ==========  ==========     ==========

Note 10
Shareholders' Equity and Stock Options

The Company's authorized common stock amounts to 150,000,000 shares. A Preferred Stock Purchase Right is attached to each share of common stock which entitles a shareholder to exercise certain rights in the event a person or group acquires or seeks to acquire 20% or more of the outstanding common stock of the Company.
                       In September, 1997, the Company announced its intent to repurchase up to ten million shares of its common stock. At
October 31, 1997, the Company had repurchased 906,400 shares for treasury at a cost of approximately $38,200. An additional $6,600 of treasury stock was repurchased in separate transactions.
                       In fiscal 1997, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based
Compensation," but elected to continue to measure compensation cost using the intrinsic value method, in accordance with Accounting Principles Board ("APB") Opinion
No. 25, "Accounting for Stock Issued to Employees."
Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determinined based on the estimated fair value of options granted in 1996 and 1997, consistent with the methodology in SFAS No. 123, the pro forma effects on the Company's net income and earnings per share would not have been material.

The fair value of each option granted in 1996 and 1997 was estimated using the Black-Scholes option-pricing method with the following weighted average assumptions:
                       Expected stock price volatility    29.45%
                       Risk-free interest rate                6.54%
                       Expected life of options            7 years
                       Expected dividends      $0.40 per share

On August 14, 1997, the Company established a new long-term incentive compensation plan which covers 11 key elected officers of the Company. The plan, which replaces traditional stock options for these participants, consists of awards of up to an aggregate of 1,200,000 shares based upon achievement of pre-established stock price improvement factors. The base stock price was set at $40.87 per share.
The minimum requirements of the plan call for a portion of the shares to be awarded if a 30% increase in stock price occurs within three years. The shares shall be fully awarded if the stock price increases 50% within three years or 70% within five years. If target prices are not met, none of the shares will be awarded. As the stock price has declined since inception of the plan, no compensation expense was recorded in fiscal 1997.
                       At the April 9, 1996 annual meeting, shareholders approved a new Stock Incentive Plan. This plan provides for the granting, up to April 9, 2006, of qualified and non-qualified options, stock appreciation rights, restricted stock and performance units to key employees for not more than 2,000,000 shares of common stock. Non-qualified options covering 30,000 shares were granted under this plan in fiscal year 1997.
                       The Company's 1988 Incentive Stock Plan provides for the granting of qualified and non-qualified options, stock appreciation rights and restricted stock to key employees for not more than 3,600,000 shares of common stock. In fiscal 1996, non-qualified options and restricted stock covering 4,000 and 347,857 shares, respectively, were granted under this plan. The restricted stock was issued in connection with the cancellation of the employment contracts of certain senior executive officers. Shares are forfeited if the officer voluntarily terminates employment before age
55. During 1997, the shares were surrendered in exchange for comparable payment rights based on stock held in the Company's deferred compensation trust. Following shareholder approval of the Stock Incentive Plan, the 1988 Incentive
Stock Plan terminated for the granting of future awards.
                       Since the inception of the 1978 and 1988 Incentive Stock Plans and the 1996 Stock Incentive Plan, options for the purchase of 4,160,405 shares have been granted at prices ranging from $6.75 to $47.00 per share. At October 31, 1997,
1,159,771 of the options were outstanding, 1,901,075 had been exercised and 1,099,559 had expired. Generally, the options become exercisable in cumulative installments of one-fourth of the shares in each year beginning six months from the date of the grant.

Certain information regarding stock options is as follows:
                                    Number  Weighted Average
                                    of Shares   Price Per Share
Outstanding at
  October 31, 1994                 1,858,946 $19.04
Granted                              637,750   29.17
Exercised                           (861,930)  18.44
Canceled or expired                 (190,480)    19.01

                                    ----------  ------
Outstanding at
  October 31, 1995                 1,444,286    23.88
Granted                              494,900   37.83
Exercised                           (320,172)  20.97
Canceled or expired                 (120,680)    23.86
                                    ----------  ------
Outstanding at
  October 31, 1996                  1,498,334  29.11
Granted                                30,000   43.29
Exercised                            (301,072)      23.80
Canceled or expired                   (67,491)    30.37
                                    ----------  ------
Outstanding at
  October 31, 1997                  1,159,771  30.78
                                    ----------  ------
Exercisable at
 October 31, 1997                     573,386       $26.86
                                    ==========  ======

The weighted average contractual life of options outstanding at October 31, 1997 is 7.78 years with exercise prices ranging from $14.38 to $47.00.
                       Following a "Dutch auction" self-tender offer in May, 1993, the Company purchased for cash 2,500,000 shares of common stock, or approximately 9% of shares of common stock outstanding at that time, at $195/8 per share, in conjunction with the establishment of the Harnischfeger
Industries, Inc. Stock Employee Compensation Trust ("SECT").
Concurrent with the purchase, the Company sold 2,547,771 shares of common stock held in treasury to the SECT, amounting to $50,000 at $195/8 per share. The purchase of the treasury shares reduced shareholders' equity. The sale of the treasury shares to the SECT had no impact on such equity. Shares in the SECT are being used to fund future employee benefit obligations under plans that currently require shares of Company common stock.
                       Shares owned by the SECT are accounted for as treasury stock until issued to existing benefit plans; they are reflected as a reduction to shareholders' equity. Shares owned by the SECT are valued at the closing market price each period, with corresponding changes in the SECT balance reflected in capital in excess of par value. Shares in the SECT are not considered outstanding for computing earnings per share.
Note 11
Operating Leases

The Company leases certain plant, office and warehouse space as well as machinery, vehicles, data processing and other
equipment. Certain of the leases have renewal options at
reduced rates and provisions requiring the Company to pay
maintenance, property taxes and insurance. Generally, all
rental payments are fixed. The Company's assets and
obligations under capital lease arrangements are not
significant.
                       Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $27,307, $27,887 and
$20,822 in 1997, 1996 and 1995, respectively.
                       At October 31, 1997, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance, were
as follows:
                       1998                 $19,761
                       1999                  20,000
                       2000                  13,496
                       2001                  10,169
                       2002                   8,716
                       2003 and thereafter   81,091

Note 12
Commitments, Contingencies and Off-Balance-Sheet Risks

At October 31, 1997, the Company was contingently liable to banks, financial institutions and others for approximately
$441,000 for outstanding letters of credit securing performance of sales contracts and other guarantees in the ordinary course of business, excluding the H-K Systems, Inc.
back-up bond guarantee facility. The Company may also guarantee performance of its equipment at levels specified in sales contracts without the requirement of a letter of credit.
                       The Company is party to litigation matters and claims which are normal in the course of its operations. Also, as a normal part of their operations, the Company's subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products or services.
Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolution may affect income on a quarter-to-quarter basis, management believes that such matters will not have a materially adverse effect on the Company's consolidated financial position. In the case of Beloit Corporation, certain litigation matters and claims are currently pending in connection with its contractual undertakings. Beloit may on occasion enter into arrangements to participate in the ownership of or operate pulp or papermaking facilities in order to satisfy contractual undertakings or resolve disputes.
                       One of the claims against Beloit involves a lawsuit brought by Potlatch Corporation that alleges pulp line washers supplied by Beloit for less than $15,000 failed to perform satisfactorily. In June, 1997, a Lewiston, Idaho jury awarded Potlatch $95,000 in damages in the case. Beloit has appealed this award to the Idaho Supreme Court. While the eventual outcome of the Potlatch case cannot be predicted, reserves in the October 31, 1997 Consolidated
Balance Sheet are less than the full amount of the jury award.
                       The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters.
Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect upon its consolidated financial position or results of operations.
                       The Company has entered into various foreign currency exchange contracts with major international financial institutions designed to minimize its exposure to exchange rate fluctuations on foreign currency transactions. These contracts are used to hedge known cash receipts and disbursements in the ordinary course of business. At October
31, 1997, the outstanding net U.S. dollar face amounts of contracts to cover sales and purchase activity totaled approximately $78,400. In addition, at October 31, 1997, the
Company had outstanding foreign exchange contracts totaling
$10,689 to cover interest and borrowing obligations. The difference between contract and estimated fair values at October 31, 1997 was not significant. It is the Company's policy not to participate in high-yield financings, highly leveraged transactions or other "derivative" instruments.
                       On October 29, 1993, the Company completed the sale of H-K Systems, Inc. to that unit's senior management and some equity partners. The Company agreed to make available a back-up bonding guarantee facility for certain bid, performance and other contract bonds issued by H-K Systems, Inc. Outstanding contract bonds under the guarantee arrangement totaled approximately $14,700 at October 31, 1997. No new bonds can be issued during 1998.

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

The estimated fair values of the Company's financial instruments at October 31, 1997 and 1996 are as follows:

 1997
                                    Carrying Value   Fair Value
Cash and Cash
  Equivalents               $   29,383          $   29,383
                                    ===========      ===========
Long-Term Obligations    (725,193)            (769,361)
                                    ===========      ===========

1996
                                    Carrying Value   Fair Value
Cash and Cash
  Equivalents               $   36,936          $   36,936
                                    ===========      ==========
Long-Term Obligations    (662,137)            (708,204)
                                    ===========      ==========

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

                       On October 1, 1996, Beloit Corporation entered into a joint venture agreement with Eduard Kuester Maschinenfabrik
GmbH & Co. KG ("Kuesters"). Kuesters owns a 55% interest in the joint venture and is authorized to appoint two of the four members of the joint venture advisory board, including the chairman.


Transactions with related parties for the years ending
October 31 were as follows:
                                 1997        1996      1995
Sales                       $ 3,965    $1,267      $1,553
Purchases                    39,413       223         265
Receivables                   8,291     6,306       6,413
Payables                     18,994        41          14
License Income                7,831     7,127        7,582

                       The Company believes that its transactions with all related parties were competitive with alternate sources of supply for each party involved.
                       As of October 31, 1994, the Company's total investment in Measurex Corporation, including related expense, equity income and net of dividends received, amounted to $66,347, representing a 20% interest. In fiscal 1995, Measurex repurchased its stock which had been purchased by the Company resulting in a pre-tax gain of $29,657. Measurex continues to have cooperative agreements with Beloit.

Note 15
Segment Information

The Company designs, manufactures, markets and services products structured into three industry segments.
                       The "Mining Equipment Segment" consists of P&H Mining Equipment (Harnischfeger Corporation) and Joy Mining
Machinery. P&H Mining Equipment designs, manufactures and markets electric mining shovels, electric and diesel-electric draglines, buckets, hydraulic mining excavators, large rotary blasthole drilling equipment and related replacement parts for the surface mining and quarrying industries. Joy Mining Machinery designs, manufactures and distributes continuous miners, longwall shearers, roof supports, face conveyors, shuttle cars and flexible conveyor train continuous haulage systems for use in the underground extraction of coal and other minerals. In addition, Joy engineers, manufactures and markets worldwide a highwall mining system for the extraction of coal from exposed surface seams in the walls of surface coal mines, trenches and mountainside benches. It also rebuilds and services installed equipment and sells spare parts for the equipment it manufactures.
                       The "Pulp and Paper Machinery Segment" (Beloit Corporation) designs, manufactures, services and markets papermaking machinery and allied equipment for the pulp and paper industries. Sales to a Pacific Rim customer in this segment approximated 12% of the Company's consolidated net sales for fiscal 1997 and the related accounts receivable from this customer approximated 25% of consolidated accounts receivable at October 31, 1997.
                       The "Material Handling Segment" (Harnischfeger Corporation) designs, manufactures, services and markets overhead cranes, electric wire rope and chain hoists, engineered products, container cranes and crane modernizations and electrical products for use worldwide in a variety of industries and applications. In September, 1997, the Company announced that it was exploring the possible sale of this business segment.
                       Intersegment sales are not significant. Common operating plants have been allocated to the respective segments.
                       Corporate assets include principally cash, cash equivalents, and administration facilities.

Segments of Business by Industry
                                                Total          Operating
                                                Sales          Income
                                                --------- ---------
1997
Mining Equipment                                 $1,467,341  $ 201,803
Pulp and Paper Machinery                          1,267,847   104,085
Material Handling                                   353,350     38,399
                                                ----------     ---------
 Total continuing operations                      3,088,538    344,287
Corporate                                                 -   (25,015)
                                                ----------     ---------
 Consolidated total                               $3,088,538 $ 319,272
                                                ==========     =========
1996
Mining Equipment                                 $1,405,936  $ 183,141
Pulp and Paper Machinery                          1,134,779    48,511(1)
Material Handling                                   323,216     33,107
                                                ----------     ---------
  Total continuing operations                     2,863,931    264,759
Corporate                                                 -   (20,740)
  Consolidated total                             $2,863,931 $ 244,019
                                                ==========     =========
1995
Mining Equipment                                 $  941,779  $ 122,116
Pulp and Paper Machinery                            970,418    56,062
Material Handling                                   239,882     22,850
                                                ----------     ---------
  Total continuing operations                     2,152,079    201,028
Corporate                                                 -    (19,663)
Discontinued Operations                                   -            -
                                                ----------     ---------
  Consolidated total                             $2,152,079    $181,365
                                                ==========     =========

(1) After restructuring charge of $43,000.

Segments of Business by Industry
                                            Depreciation and   Capital
                                            Amortization  Expenditures
                                            ----------------   ------------
1997
Mining Equipment                 $   41,231     $ 61,004
Pulp and Paper Machinery        45,122            53,616
Material Handling                     6,964        7,096
                                            ----------         --------
 Total continuing operations         93,317      121,716
Corporate                                1,108         11,781
                                            ----------         --------
 Consolidated total         $   94,425          $133,497
                                            ==========         ========
1996
Mining Equipment                 $   44,051     $ 23,938
Pulp and Paper Machinery        38,788            39,769
Material Handling                     5,893        6,833
                                            ----------         --------
  Total continuing operations        88,732       70,540
Corporate                            538            12,848
                                            ----------         --------
  Consolidated total        $   89,270          $ 83,388
                                            ==========         ========
1995
Mining Equipment                 $   29,280     $ 25,963
Pulp and Paper Machinery        33,296            39,227
Material Handling                     4,517        5,609
                                            ----------         --------
  Total continuing operations        67,093       70,799
Corporate                                  675          2,473
Discontinued Operations               2,744          212
                                            ----------         --------
  Consolidated total        $   70,512          $ 73,484
                                            ==========         ========

(1) After restructuring charge of $43,000.

Segments of Business by Industry
                                                          Identifiable
                                                          Assets
                                                          ------------
1997
Mining Equipment                                $1,371,484
Pulp and Paper Machinery                         1,240,764
Material Handling                                  232,559
                                                          ----------
 Total continuing operations                     2,844,807
Corporate                                          79,728
                                                          ----------
 Consolidated total                             $2,924,535
                                                          ==========
1996
Mining Equipment                                $1,362,435
Pulp and Paper Machinery                         1,023,819
Material Handling                                  204,412
                                                ----------
  Total continuing operations                    2,590,666
Corporate                                           99,363
                                                ----------
  Consolidated total                            $2,690,029
                                                ==========
1995
Mining Equipment                                $  797,921
Pulp and Paper Machinery                           817,411
Material Handling                                  154,905
                                                ----------
  Total continuing operations                    1,770,237
Corporate                                          222,881
Discontinued Operations                             47,649
                                                ----------
  Consolidated total                            $2,040,767
                                               ==========

(1) After restructuring charge of $43,000.

Geographical Segment Information

                                            Total         Interarea
                                            Sales         Sales
                                            -------  ---------
1997
   United States                 $2,121,490 $(280,314)
   Europe                           760,752   (165,730)
   Other Foreign                    661,915     (9,575)
   Interarea Eliminations         (455,619)       455,619
                                  -----------   ---------
                                $3,088,538    $       -
                                 ===========   ==========
1996
   United States                 $1,860,203 $(213,061)
   Europe                           837,815   (158,639)
   Other Foreign                    562,558   (24,945)
   Interarea Eliminations          (396,645)  396,645
                                -----------   ---------
                                 $2,863,931 $       -
                               ===========   =========
1995
   United States                 $1,690,096 $(199,940)
   Europe                          337,293    (43,604)
   Other Foreign                    381,493   (13,259)
   Interarea Eliminations          (256,803)  256,803
                                            -----------   ---------
                                $2,152,079    $       -
                                            ===========   =========

Geographical Segment Information
                                            Sales to
                                            Unaffiliated  Operating
                                            Customers          Income
                                            -----------        --------
1997
   United States                 $1,841,176     $247,285
   Europe                              595,022        114,629
   Other Foreign                    652,340       50,077
   Interarea Eliminations           -            (67,704)
                                            ----------         --------
                              $3,088,538         $344,287
                                            ==========         ========
1996
   United States                 $1,647,142     $156,556
   Europe                              679,176         86,273
   Other Foreign                    537,613       49,263
   Interarea Eliminations           -            (27,333)
                                            ----------         --------
                               $2,863,931         $264,759
                                            ==========         ========
1995
   United States                 $1,490,156     $165,916
   Europe                              293,689         19,520
   Other Foreign                    368,234       35,290
   Interarea Eliminations           -            (19,698)
                                            ----------         ---------
                               $2,152,079         $201,028

                                            ==========         =========

Geographical Segment Information

                                                     Identifiable
                                                     Assets
                                                     ----------
1997
   United States                                     $1,814,018
   Europe                                               672,929
   Other Foreign                                        441,489
   Interarea Eliminations                               (83,629)
                                                     ----------
                                                     $2,844,807
                                                     ==========
1996
   United States                                     $1,456,221
   Europe                                               700,496
   Other Foreign                                        478,847
   Interarea Eliminations                               (44,898)
                                                     ----------
                                                     $2,590,666
                                                     ==========
1995
   United States                                     $1,202,038
   Europe                                               313,822
   Other Foreign                                        261,171
   Interarea Eliminations                                (6,794)
                                                     ----------
                                                     $1,770,237
                                                     ==========

Exports of U.S.-produced products were approximately
$508,000, $321,000 and $263,000 in 1997, 1996 and 1995,
respectively.

Note 16
Discontinued Operations

In February, 1995, the Company completed the sale of Syscon
Corporation to Logicon, Inc. for a cash price of $45,000. In connection with this sale, the Company recorded a loss of $(21,948) or $(0.48) per share, net of applicable income taxes, in the first quarter of 1995.
                       In December, 1995, the Company completed the sale of substantially all of the assets of JET to Babcock and Wilcox, an operating unit of McDermott International, for $11,651. The loss on sale, net of applicable income taxes, was recorded in fiscal 1995. As a result, the Consolidated
Statement of Income reflects a loss from the discontinued operations of $(9,287) or $(0.19) per share for fiscal 1995.
Operating results of discontinued operations as of October
31, were as follows:

                                    1997        1996        1995
Net sales                        $   -          $  -      $101,472
Loss before
  income taxes                       -             -         (39,250)
Income taxes credit                  -           -           8,015
                                    ------  -----         ---------
Loss from
  discontinued
  operations                     $   -          $  -      $(31,235)
                                    ======  =====         =========

Report of Independent Accountants

Price Waterhouse LLP

To The Directors and Shareholders of Harnischfeger
Industries, Inc.

In our opinion, the consolidated financial statements appearing on pages 36 to 54 of this report present fairly, in all material respects, the financial position of Harnischfeger Industries, Inc. and its subsidiaries (the "Company") at October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Milwaukee, Wisconsin
November 18, 1997


Unaudited Quarterly Financial Data and Stock Prices
Harnischfeger Industries, Inc.

(Dollar amounts in thousands except per share and market price amounts)
                                                Fiscal Quarter 1997
                                            First              Second
                                            ---------          --------
Net sales                           $699,411         $794,578
Gross profit                         171,774          189,632
Operating income                   67,500         91,373
Income from continuing
 operations                           30,858           44,971
Extraordinary loss on
 retirement of debt, net of
 applicable income taxes          -              -
                                            ---------          --------
Net income                          $ 30,858         $ 44,971
                                            =========          ========
Earnings per share:
Income from continuing
 operations                         $    0.65        $   0.94
Extraordinary loss on
   retirement of debt              -                  -
                                            ---------          --------
Net income per share        $    0.65           $   0.94
                                            =========          ========
Market price of common stock:
  High                              $ 50             $ 49 1/4
  Low                                         39 1/2             40


                                                Fiscal Quarter 1996
                                            First              Second
                                            --------      --------
Net sales                           $632,684         $739,509
Gross profit                         141,152          178,689
Operating income                   53,178         72,649
Net income                          $ 23,191         $ 33,555
                                            ========      ========
Earnings per share:
Net income per share        $   0.50            $   0.71
Market price of common stock:
  High                              $ 35 1/4         $ 42 1/8
  Low                                 28 5/8           33 3/4


Unaudited Quarterly Financial Data and Stock Prices
Harnischfeger Industries, Inc.

(Dollar amounts in thousands except per share and market price amounts)
                                            Fiscal Quarter 1997
                                            Third              Fourth
                                            ------        ------
Net sales                           $786,029         $808,520
Gross profit                      185,681        199,936
Operating income                   75,270         85,129
Income from continuing
 operations                           35,890           41,121
Extraordinary loss on
 retirement of debt, net of
 applicable income taxes                  -          (12,999)
                                            --------      ---------
Net income                          $ 35,890         $ 28,122
                                            ========      =========

Earnings per share:
Income from continuing
  operations                        $   0.75         $   0.86
Extraordinary loss on
   retirement of debt             -                (0.27)
                                            --------      ---------
Net income per share        $   0.75            $   0.59
                                            ========      =========
Market price of common stock:
  High                              $43 7/8       $ 44 13/16
  Low                                        38 7/8          37 15/16


                                            Fiscal Quarter 1996
                                            Third              Fourth (1)
                                            -------       ----------
Net sales                           $779,752         $711,986
Gross profit                         182,487          194,828
Operating income                   79,502         38,690
Net income                          $ 37,692         $ 19,779
                                            ========      ========
Earnings per share:
Net income per share        $   0.80            $   0.41
                                            ========      ========
Market price of common stock:
  High                              $ 41 5/8         $ 41
  Low                                         30 1/4        30 7/8

(1) After restructuring charge of $43,000 ($21,830 after tax, or $0.46 per share)

Unaudited Quarterly Financial Data and Stock Prices
Harnischfeger Industries, Inc.

(Dollar amounts in thousands except per share and market price amounts)
                                                          1997
                                                          Year
                                                          ------
Net sales                                            $3,088,538
Gross profit                                            747,023
Operating income                                   319,272
Income from continuing operations                  152,840
Extraordinary loss on
 retirement of debt, net of
 applicable income taxes                       (12,999)
                                                          -----------
Net income                                           $  139,841
                                                          ===========
Earnings per share:
Income from continuing operations               $     3.20
Extraordinary loss on
   retirement of debt                            (0.27)
                                                          -----------
Net income per share                        $     2.93
                                                          ===========
Market price of common stock:
  High                                               $ 50
  Low                                                  37 15/16


                                                          1996
                                                          Year (1)
                                                          -----------
Net sales                                            $2,863,931
Gross profit                                            697,156
Operating income                                   244,019
Net income                                           $  114,217
                                                          ==========
Earnings per share:
Net income per share                        $     2.42
                                                          ==========
Market price of common stock:
  High                                               $   42 1/8
  Low                                                    28 5/8

(1) After restructuring charge of $43,000 ($21,830 after tax, or $0.46 per share)

Five-Year Review of Selected Financial Data
Harnischfeger Industries, Inc.

Years Ended October 31,
(Dollar amounts in thousands
 except per share amounts)
                                                        1997        1996
                                                        ----        ----
Revenues
  Net sales                                     $3,088,538          $2,863,931
  Other income                                  29,705             23,639
                                               ----------          ----------
                                                 3,118,243           2,887,570
Cost of Sales                                    2,341,515          2,166,775
Product Development, Selling
  and Administrative Expenses                      457,456            433,776
Restructuring Charges                                   -              43,000
Nonrecurring Charge                                     -                  -
                                                ----------          ----------
Operating Income (Loss)                           319,272            244,019
Interest Expense - Net                            (72,543)         (62,258)
                                              ----------          ----------
Pre-tax Income (Loss) before
  Joy Merger Costs and Gain
  on Sale of Measurex Investment                  246,729          181,761
Joy Merger Costs                                   -              -
Gain on Sale of Measurex Investment                -              -
(Provision) Credit for Income Taxes               (83,875)           (63,600)
Minority Interest                                 (10,014)            (3,944)
Income (Loss) from Continuing
  Operations                                       152,840             114,217
Income (Loss) from and (Net Loss)
  on Sale of Discontinued Operations,
  net of applicable income taxes                       -                  -
Extraordinary Loss on Retirement
  of Debt, net of applicable
  income taxes                                      (12,999)                -
Cumulative Effect of Accounting
  Change, net of applicable income
  taxes and minority interest                            -              -
                                                     ----------    ----------
Net Income (Loss)                                 $  139,841       $  114,217
                                                     ==========    ==========
Earnings (Loss) Per Share
  Income (loss) from continuing
    operations                                        $ 3.20        $ 2.42
  Income (loss) from and (net loss)
    on sale of discontinued operations                   -             -
  Extraordinary loss on
    retirement of debt                                 (0.27)          -
  Cumulative effect of
    accounting change                                       -             -

                                               ----------          ----------
Net Income (Loss) Per Common Share                  $2.93              $ 2.42
                                               ==========          ==========
Dividends Per Common Share                          $0.40            $ 0.40
                                               ==========          ==========
Bookings                                        $3,080,789          $3,000,775
                                              ==========          ==========

Five-Year Review of Selected Financial Data
Harnischfeger Industries, Inc.

Years Ended October 31,
(Dollar amounts in thousands except per share amounts)
                                                     1995           1994
                                                     -------        ------
Revenues
  Net sales                                  $2,152,079          $1,551,728
  Other income                                  32,208             23,301
                                               ----------          ----------
                                              2,184,287           1,575,029
Cost of Sales                               1,671,932          1,195,851
Product Development, Selling
  and Administrative Expenses                  330,990            279,016
Restructuring Charges                          -                  -
Nonrecurring Charge                            -                  -
                                            ----------          ----------
Operating Income (Loss)                        181,365            100,162
Interest Expense - Net                         (40,713)         (47,366)
                                             ----------          ----------
Pre-tax Income (Loss) before
  Joy Merger Costs and Gain
  on Sale of Measurex Investment               140,652           52,796
Joy Merger Costs                               (17,459)                -
Gain on Sale of Measurex Investment             29,657                 -
(Provision) Credit for Income Taxes            (53,500)           (13,979)
Minority Interest                               (7,230)            (2,224)
                                             ----------          ----------
Income (Loss) from Continuing
  Operations                                    92,120             36,593
Income (Loss) from and (Net Loss)
  on Sale of Discontinued Operations,
  net of applicable income taxes               (31,235)          (3,982)
Extraordinary Loss on Retirement
  of Debt, net of applicable
  income taxes                                  (3,481)            (4,827)
Cumulative Effect of Accounting
  Change, net of applicable income
  taxes and minority interest                      -              (81,696)
                                             ----------          ----------
Net Income (Loss)                           $   57,404         $  (53,912)
                                            ==========          ==========
Earnings (Loss) Per Share
  Income (loss) from continuing
    operations                                   $1.99              $0.84
  Income (loss) from and (net loss)
    on sale of discontinued operations           (0.67)             (0.09)
  Extraordinary loss on
    retirement of debt                           (0.08)             (0.11)
  Cumulative effect of
    accounting change                                -             (1.87)
                                               ----------          ----------
Net Income (Loss) Per Common Share                 $1.24              $(1.23)
                                               ==========          ==========
Dividends Per Common Share                         $0.40            $ 0.40
                                                  ==========          ==========
Bookings                                        $2,252,341          $1,636,931
                                                 ==========          ==========

Five-Year Review of Selected Financial Data
Harnischfeger Industries, Inc.

Years Ended October 31,
(Dollar amounts in thousands except per share amounts)
                                                     1993
                                                     --------
Revenues
  Net sales                                 $1,409,204
  Other income                                   9,040
                                            ----------
                                             1,418,244
Cost of Sales                                1,083,846
Product Development, Selling
  and Administrative Expenses                  259,831
Restructuring Charges                           67,000
Nonrecurring Charge                              8,000
                                            ----------
Operating Income (Loss)                           (433)
Interest Expense - Net                         (48,313)
Pre-tax Income (Loss) before
  Joy Merger Costs and Gain
  on Sale of Measurex Investment               (48,746)
Joy Merger Costs                                   -
Gain on Sale of Measurex Investment                -
(Provision) Credit for Income Taxes             16,497
Minority Interest                                4,799
                                              ----------
Income (Loss) from Continuing
  Operations                                   (27,450)
Income (Loss) from and (Net Loss)
  on Sale of Discontinued Operations,
  net of applicable income taxes                 7,760
Extraordinary Loss on Retirement
  of Debt, net of applicable
  income taxes                                     -
Cumulative Effect of Accounting
  Change, net of applicable income
  taxes and minority interest                      -
                                                     ----------
Net Income (Loss)                           $  (19,690)
                                                     ==========
Earnings (Loss) Per Share
  Income (loss) from continuing
    operations                              $(0.62)
  Income (loss) from and (net loss)
    on sale of discontinued operations        0.18
  Extraordinary loss on
    retirement of debt                            -
  Cumulative effect of
    accounting change                              -
                                          -----------
Net Income (Loss) Per Common Share          $(0.44)
                                           ===========
Dividends Per Common Share                  $ 0.40
                                           ===========
Bookings                                   $1,487,502
                                            ===========

Five-Year Review of Selected Financial Data
Harnischfeger Industries, Inc.

Years Ended October 31,
(Dollar amounts in thousands except per share amounts)

                                                     1997           1996
                                                     ----           ----
Working Capital:
   Current assets                           $1,588,712         $1,410,250
   Current liabilities                       1,162,297        1,077,127
                                           ----------          ----------
   Working capital                           $  426,415       $  333,123
                                             ==========          ==========
   Current ratio                                1.4            1.3
Plant and Equipment
   Net properties                           $  657,100         $  634,045
   Capital expenditures                        133,497             83,388
   Depreciation expense                         71,824             67,051
                                             ==========          ==========
Total assets                                 $2,924,535         $2,690,029
                                             ==========          ==========
Debt and Capitalized Lease Obligations
   Long-term obligations (1)                $  725,193         $  662,137
   Short-term notes payable                    214,126             45,261
                                              ----------          ----------
                                            $  939,319          $  707,398
                                            ==========          ==========
Minority Interest                           $  101,364         $   93,652
                                             ==========          ==========
Debt to Capitalization Ratio (2)            52.0%              48.0%
                                              ==========          ==========
Shareholders' Equity                        $  764,220           $  673,485
   Book value per share                          $16.24             $14.15
   Common shares outstanding (3)             47,046,328          47,598,340
                                             ==========          ==========
Number of (End of Year):
   Employees                                    17,700             17,100
   Common Shareholders of Record                   1,861            1,972
                                               ==========          ==========

(1) Includes amounts classified as current portion of long-term obligations
(2) Total debt to total debt, minority interest and shareholders' equity
(3)  As of end of year, excluding SECT shares

Five-Year Review of Selected Financial Data
Harnischfeger Industries, Inc.

Years Ended October 31,
(Dollar amounts in thousands except per share amounts)

                                                1995           1994
                                                -----               ----
Working Capital:
   Current assets                   $1,213,390       $1,043,401
   Current liabilities                 723,303          612,076
                                 ----------          ----------
   Working capital                  $  490,087       $  431,325
   Current ratio                         1.7                1.7
                                   ==========          ==========
Plant and Equipment
   Net properties                   $  487,656       $  490,237
   Capital expenditures                 73,484           50,842
   Depreciation expense                 56,642           58,628
                                   ==========          ==========
Total assets                        $2,040,767       $1,981,953
                                   ==========          ==========
Debt and Capitalized Lease
   Obligations
   Long-term obligations (1)        $  462,991       $  571,054
   Short-term notes payable             18,921           14,419
                                     ----------          ----------
                                    $  481,912          $  585,473
                                     ==========          ==========
Minority Interest                   $   89,611          $   85,570
                                      ==========          ==========
Debt to Capitalization Ratio (2)      42.6%               49.9%
                                       ==========          ==========
Shareholders' Equity                 $  559,276        $  502,365
   Book value per share                 $11.98             $11.04
   Common shares outstanding (3)    46,693,061          45,503,451
                                     ==========          ==========
Number of (End of Year):
   Employees                            14,000           14,900
   Common Shareholders of Record      2,114          2,261
                                                ==========          ==========

(1) Includes amounts classified as current portion of long-term obligations
(2) Total debt to total debt, minority interest and shareholders' equity
(3)  As of end of year, excluding SECT shares

Five-Year Review of Selected Financial Data
Harnischfeger Industries, Inc.

Years Ended October 31,
(Dollar amounts in thousands except per share amounts)

                                                     1993
                                                     ------
Working Capital:
   Current assets                           $  983,038
   Current liabilities                         607,802
                                             ----------
   Working capital                           $  375,236
   Current ratio                                 1.6
                                             ==========
Plant and Equipment
   Net properties                           $  505,412
   Capital expenditures                         71,761
   Depreciation expense                         56,467
                                            ==========

Total assets                                $1,908,250
                                            ==========
Debt and Capitalized Lease Obligations
   Long-term obligations (1)                $  559,852
   Short-term notes payable                     67,742
                                             ----------
                                            $  627,594
                                             ==========
Minority Interest                           $   89,110
                                            ==========
Debt to Capitalization Ratio (2)            51.1%
                                           ==========
Shareholders' Equity                         $  511,169
   Book value per share                         $11.83
   Common shares outstanding (3)             43,200,676
                                             ==========
Number of (End of Year):
   Employees                                    14,700
   Common Shareholders of Record                 2,512
                                             ==========

(1) Includes amounts classified as current portion of long-term obligations
(2) Total debt to total debt, minority interest and shareholders' equity
(3)  As of end of year, excluding SECT shares

BOARD OF DIRECTORS
Donna M. Alvarado (1992)
Managing Director
Aguila International (2, 4, 5)

Larry D. Brady (1995)
President and Director
FMC Corporation (3, 4)

Francis M. Corby, Jr. (1996)
Executive Vice President
Finance and Administration
Harnischfeger Industries, Inc.

John D. Correnti (1994)
President, Chief Executive Officer and Director
Nucor Corporation (1, 2, 4)

Harry L. Davis (1987)
Professor of Creative Management
Graduate School of Business
The University of Chicago (2, 3, 4)

Robert M. Gerrity (1994)
Chairman and Chief Executive Officer
Antrim Group Inc. (3, 4)

Jeffery T. Grade (1983)
Chairman and Chief Executive Officer
Harnischfeger Industries, Inc. (2)

John Nils Hanson (1996)
President and Chief Operating Officer
Harnischfeger Industries, Inc.

Robert B. Hoffman (1994)
Vice Chairman
Monsanto Company (1, 2, 3, 5)

Ralph C. Joynes (1988)
Retired Vice Chairman
President and Chief Operating Officer
USG Corporation (1, 2, 3)

Jean-Pierre LabruyAre (1994)
Chairman and Chief Executive
LabruyAre EberlA S.A. (1, 5)

L. Donald LaTorre (1997)
President
L&G Management Consulting Corporation (3, 5)

Leonard E. Redon (1997)
Director, Rochester Area Operations and
Vice President of Eastman Kodak Company (1, 5)

Donald Taylor (1979)
Principal
Sullivan Associates (1, 2, 4)
Note: Year indicates date of election
         to the board of directors.


OFFICERS
Jeffery T. Grade
Chairman and Chief Executive Officer (6)

John Nils Hanson
President and Chief Operating Officer (6)

Francis M. Corby, Jr.
Executive Vice President
Finance and Administration (6)

James A. Chokey
Executive Vice President
Law and Government Affairs (6)

James C. Benjamin
Vice President and Controller

Tom Engelsman
Senior Vice President and President of Beloit Corporation

Michael S. Erwin
President of P&H Material Handling, Harnischfeger
Corporation

Robert W. Hale
Senior Vice President and President of P&H Mining Equipment

Gary E. Lakritz
Vice President, Taxes

Joseph A. Podawiltz
Vice President, Human Resources

Mark E. Readinger
Senior Vice President and President of Joy Mining Machinery

Somerset R. Waters
Vice President and Treasurer

(1) Audit Committee
(2) Executive Committee
(3) Finance and Strategic Planning Committee
(4) Human Resources Committee
(5) Pension Committee
(6) Corporate Management Policy Committee

DIRECTORS EMERITI
Herbert V. Kohler, Jr.
Chairman of the Board and President
Kohler Company

Robert F. Schnoes
Chairman, President and Chief Executive Officer
Freeport Corporation

C.R. "Bud" Whitney
Retired Chairman
Allen-Bradley Company

Design by Design Partners, Inc.  Printing by Mandel.
Principal photography by John Nienhuis.


THE ANNUAL MEETING

The annual meeting of the shareholders of Harnischfeger
Industries, Inc. will be held at Milwaukee's Wyndham Hotel,
139 E. Kilbourn Ave., on Tuesday, April 14, 1998 at 10:00 a.m.

ANNUAL REPORT ON FORM 10-K

Copies of the annual report on Form 10-K will be available to shareholders after February 15, 1998 without charge on request to:

Harnischfeger Industries, Inc.
P.O. Box 554
Milwaukee, WI.  53201-0554
Attn: Shareholder Services

TRANSFER AGENT AND REGISTRAR

Bank of Boston
c/o Boston EquiServe
Mail Stop 45-02-64
P.O. Box 644
Boston,MA 02102-0644
Telephone (617) 575-3400

MARKET AND OWNERSHIP OF COMMON STOCK

The principal market for the Company's Common Stock is the New York Stock Exchange where its trading symbol is HPH. As of October 31, 1997, the approximate number of holders of record of the Company's Common Stock was 2,000. In addition, there were an estimated 10,000 beneficial owners of shares held of record by brokers and fiduciaries.

CORPORATE HEADQUARTERS

3600 South Lake Drive
St. Francis, Wisconsin 53235

MAILING ADDRESS

P.O. Box 554
Milwaukee, WI.  53201-0554

SHAREHOLDER SERVICES

Annual Report Requests and General Information
(414) 486-6626

FINANCIAL INFORMATION

To obtain fax copies of recent financial press releases and quarterly statements on request, please call 1-800-758-5804 and use access code 396450 at the prompt.

WEB SITE

Our web address is www.harnischfeger.com. Our news releases, up-to-date stock quotes and an on-line request form for financial materials all are available on our web site.


                                         EXHIBIT 21

           HARNISCHFEGER INDUSTRIES, INC.

                    SUBSIDIARIES

                  October 31, 1997


Harnischfeger Industries, Inc. is publicly held and has no parent. The following subsidiaries are wholly-owned except as noted below. Certain subsidiaries, which if considered in the aggregate as a single subsidiary would not constitute a significant subsidiary, are omitted from this list.

                                Description (1)
                                                               Jurisdiction
                                                                ------------
Beloit Corporation (2)                                                 Delaware
  Beloit Canada Ltd./Ltee (3)                                          Canada
     Joy Technologies Canada Inc.(4)                                    Canada
      Harnischfeger Corporation of Canada, Ltd.(5)                     Canada
  Beloit Industrial Ltda. (6)                                          Brazil
  Beloit International Pty. Ltd.                                       Australia
  Beloit Pulping Group, Inc.                                           Delaware
  Beloit Poland S.A. (7)                                               Poland
  Beloit Technologies, Inc.                                            Delaware
  BWRC, Inc.                                                           Delaware
    Beloit Africa (Proprietary) Limited                           South Africa
    Beloit Asia Pacific (M) Inc.                                       Mauritius
    Beloit Asia Pacific Pte.Ltd.                                       Singapore
    Beloit Asia Pacific (T) Co., Ltd.                                  Thailand
    Beloit Italia S.p.A. (8)                                           Italy
    Beloit Nippon Ltd.                                                 Japan
    Beloit Lenox GmbH                                                  Germany
    Beloit Walmsley Limited                                            England
    J&L Fiber Services, Inc.                                           Wisconsin
    IMPCO Voest Alpine Pulping Technologies GmbH                       Austria
    Optical Alignment Systems and Inspection Services, Inc.      New Hampshire
    Sandusky International, Inc.(9)                                    Ohio
  Kuesters Beloit Verwaltungs GmbH (10)                                Germany
  Lenox Machine Company S.A.                                       Switzerland
Harnischfeger Corporation (doing business under the names
   "P&H Mining Equipment" and "P&H Material Handling")                 Delaware
    Birmingham Crane & Hoist, Inc.                                     Alabama
  Blooma Engineering Pte. Limited (11)                                 Singapore
  Harnischfeger Distribution & Service, LLC                            Wisconsin
  Canada Inc (12)                                                      Canada
  Harnischfeger GmbH (13)                                              Germany
  Harnischfeger (South Africa) (Proprietary) Limited              South Africa
   HCHC, Inc.                                                          Delaware
   Harnischfeger of Australia Pty. Ltd. (14)                           Australia
   Harnischfeger do Brasil Comercio e Industria Limitada               Brazil
   Harnischfeger de Chile Limitada(15)                                 Chile
   Harnischfeger Venezuela, S.A.                                       Venezuela
   Harnischfeger Contract Services, Inc.                               Delaware
      Harnischfeger Holdings Limited                                   England
      MMH (Holdings) Limited                                           England
  Harnischfeger Mexico Holdings S.A. de C.V. (16)                      Mexico
  P&H MinePro Services Peru S.A.(17)                                   Peru
Joy Technologies Inc. (doing business under
  the name "Joy Mining Machinery)                                      Delaware
  Joy Manufacturing Company Pty. Limited                               Australia
  Joy Mining Machinery Limited                                         England
      Joy MM Holdings (U.K.) Ltd.                                      England
         Joy Manufacturing Co. (U.K.)Limited                           England
      South African Longwall Pty. Limited                        South Africa

(1) Where the name of a subsidiary is indented, it is wholly-owned by its immediate parent listed at the margin above it, unless otherwise indicated.

(2) Harnischfeger Industries, Inc. owns 80% of the voting securities of Beloit Corporation.

(3) Beloit Corporation owns 70% of the voting securities of Beloit Canada Ltd./Ltee. Harnischfeger
        Corporation, Joy Technologies Inc., and Joy
        Technologies Canada Inc. each own 10% of the voting securities of Beloit Canada Ltd./Ltee.

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

(7) Harnischfeger Corporation owns 99.88% of the voting securities of Beloit Poland S.A.

(8)     BWRC, Inc. owns 99.98% of the voting securities of  Beloit Italia S.p.A.

(9) BWRC, Inc. owns 50% of the voting securities of Sandusky International, Inc.

(10) Beloit Corporation owns 45% of the voting securities of Kuesters Beloit Verwaltungs GmbH.

(11) Harnischfeger Corporation owns 85% of the voting securities of Blooma Engineering Pte Ltd.

(12) Harnischfeger Corporation owns 98% and Harnischfeger
  Corporation of Canada Limited. Ltd. owns 2% of the voting securities of Canada Inc.

(13) Harnischfeger Corporation owns 75% and Harnischfeger of Australia Pty. Ltd owns 25% of the voting securities of Harnischfeger GmbH.

(14) HCHC, Inc. owns 75% of the voting securities of Harnischfeger of Australia Pty. Ltd.

(15) HCHC, Inc. owns 90% and Harnischfeger Corporation owns
    10% of the voting securities of Harnischfeger de Chile Limitada.

(16) HCHC, Inc. owns 90% and Harnischfeger Corporation owns
    10% of the voting   securities of Harnischfeger Mexico Holdings S.A. de
     C.V.

(17) HCHC, Inc. owns 90% and Harnischfeger Corporation owns
    10% of the voting        securities of P&H MinePro Services Peru S.A.

                                                             Exhibit 23

         CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 and in the Registration Statements on Form S-8 listed below of Harnischfeger Industries, Inc. of our report dated November 18, 1997 appearing in the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears in this Form 10-K.

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


PRICE WATERHOUSE LLP

Milwaukee, Wisconsin
January 26, 1998



                 POWER OF ATTORNEY

              Form 10-K Annual Report


         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1997; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, her attorney, with full power to act for her and in her name, place and stead, to sign her name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has hereunto set her hand and seal this 8th day of December, 1997.


/s/Donna M. Alvarado
 _________________________________ (SEAL)
   Donna M. Alvarado



                  POWER OF ATTORNEY

              Form 10-K Annual Report


         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1997; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 8th day of December, 1997.



/s/John D. Correnti
_______________________(SEAL)
 John D. Correnti



                 POWER OF ATTORNEY

              Form 10-K Annual Report


         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1997; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 8th day of December, 1997.



/s/Robert M. Gerrity
_______________________ (SEAL)
Robert M. Gerrity



                 POWER OF ATTORNEY

              Form 10-K Annual Report


         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1997; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 8th day of December, 1997.



/s/Harry L. Davis
_________________________ (SEAL)
Harry L. Davis



                 POWER OF ATTORNEY

              Form 10-K Annual Report


         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1997; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 8th day of December, 1997.



/s/Ralph C. Joynes
_______________________ (SEAL)
Ralph C. Joynes



                 POWER OF ATTORNEY

              Form 10-K Annual Report


         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1997; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 8th day of December, 1997.



/s/Robert B. Hoffman
____________________________ (SEAL)
Robert B. Hoffman



                 POWER OF ATTORNEY

              Form 10-K Annual Report


         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1997; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 8th day of December, 1997.



/s/L. Donald LaTorre
_______________________ (SEAL)
L. Donald LaTorre



                 POWER OF ATTORNEY

              Form 10-K Annual Report


         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1997; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 8th day of December, 1997.



/s/Donald Taylor
_____________________ (SEAL)
Donald Taylor



                 POWER OF ATTORNEY

              Form 10-K Annual Report


         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1997; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 8th day of December, 1997.



/s/Leonard E. Redon
________________________ (SEAL)
Leonard E. Redon



                 POWER OF ATTORNEY

              Form 10-K Annual Report


         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1997; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 8th day of December, 1997.



/s/Jean-Pierre Labruyere
_________________________ (SEAL)
Jean-Pierre Labruyere



                 POWER OF ATTORNEY

              Form 10-K Annual Report


         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1997; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 8th day of December, 1997.



/s/Larry D. Brady
_________________________ (SEAL)
Larry D. Brady



                 POWER OF ATTORNEY

              Form 10-K Annual Report


         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1997; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE, the undersigned hereby constitutes and appoints John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 8th day of December, 1997.



/s/Jeffery T. Grade
______________________ (SEAL)
Jeffery T. Grade


                  POWER OF ATTORNEY

              Form 10-K Annual Report


         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1997; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade and John N. Hanson, and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 8th day of December, 1997.



/s/ Francis M. Corby, Jr.
_________________________ (SEAL)
Francis M. Corby, Jr.


                  POWER OF ATTORNEY

              Form 10-K Annual Report


         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1997; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 8th day of December, 1997.



/s/John N. Hanson
________________________  (SEAL)
John N. Hanson