Form 10-Q
period 1998-01-31
HARNISCHFEGER INDUSTRIES INC
filed 1998-03-13
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
         ----------------------------------
              Washington, D.C.  20549

                     FORM 10-Q
                     ---------
                     (MARK ONE)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
_____     OF THE SECURITIES EXCHANGE ACT OF 1934
  X FOR THE QUARTERLY PERIOD ENDED January 31, 1998
_____                                ----------------
                         OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
______      OF THE SECURITIES EXCHANGE ACT OF 1934
______          FOR THE TRANSITION PERIOD FROM _____ TO _____

           COMMISSION FILE NUMBER 1-9299
           ------------------------------
           HARNISCHFEGER INDUSTRIES, INC.
          -------------------------------
(Exact Name of registrant as Specified in Its Charter)



          Delaware                  39-1566457
------------------------                ------------------
(State of Incorporation)       (I.R.S. Employer
                               Identification No.)

3600 South Lake Drive, St. Francis, Wisconsin
---------------------------------------------
(Address of principal executive offices)

53235-3716
----------
(Zip Code)


(414)486-6400
--------------------------------------------------
Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X                 No
               ------              -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class            Outstanding at March 12, 1998
--------------------------    ------------------------------
Common Stock, $1 par value    47,799,592 shares
           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------

                     FORM 10-Q
                     ----------
                  JANUARY 31, 1998
                 -----------------
                       INDEX
                       ------


                                           Page No.
                                            --------
PART I.   Financial Information:

               Consolidated Statement of Income -   1
                  Three Months Ended
                  January 31, 1998 and 1997

               Consolidated Balance Sheet -   2-3
                  January 31, 1998 and
                  October 31, 1997

               Consolidated Statement of
                  Cash Flows -                 4
                  Three Months Ended
                  January 31, 1998 and 1997

               Consolidated Statement of
               Shareholders' Equity -          5
                  Three Months Ended
                  January 31, 1998 and 1997

               Notes to Consolidated
                  Financial Statements       6-11

                 Management's Discussion and
                 Analysis of Results of
                 Operations and Financial
                 Condition                  12-16


PART II.  Other Information                 16-17

Signatures                                         19
PART I.  FINANCIAL INFORMATION
------------------------------

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF INCOME
--------------------------------
(Amounts in thousands except per share amounts)
(Unaudited)


                                                          Three Months Ended
                                                               January 31,
                                                          --------------------
                                                  1998     1997
                                                  -----             -----
Revenues
   Net Sales                                                     $634,327   $699,411
   Other Income                                                    10,158      8,760
                                                        --------  --------
                                                 644,485  708,171

Cost of Sales                                                     479,253    527,637
Product Development, Selling
  and Administrative Expenses                                     112,181    113,034
                                                        --------- --------
Operating Income                                          53,051    67,500
Interest Expense - Net                                            (18,772)   (16,497)
                                                        --------- --------
Income Before Provision
   for Income Taxes and Minority Interest                          34,279     51,003

Provision for Income Taxes                                        (11,650)   (17,850)

Minority Interest                                                    (900)    (2,295)
                                                        --------- --------
Net Income                                                       $ 21,729   $ 30,858
                                                                 =========  ========

Earnings Per Share
  Basic                                           $ 0.46   $ 0.65
                                                  ======   ======
  Diluted                                                 $ 0.46    $ 0.64
                                                  ======   ======

See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED BALANCE SHEET
------------------------------
(Dollar amounts in thousands)



January 31,                                     October 31,
      1998                                          1997
-------------                                   ------------
                                                (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents                     $   18,065      $   29,383
  Accounts receivable-net                          885,623         836,169
  Inventories                                      623,160         594,761
  Other current assets                             133,303         119,076
  Businesses held for sale                           9,576           9,323
 ------------                                    -----------
        1,669,727                                 1,588,712

Property, Plant and Equipment:
  Land and improvements                             60,196          60,724
  Buildings                                        290,123         293,501
  Machinery and equipment                          805,489         821,479
-----------                                      ----------
      1,155,808                                   1,175,704
  Accumulated depreciation                        (516,366)       (518,604)
-----------                                      ----------
       639,442                                      657,100

Investments and Other Assets:
  Goodwill                                          478,310        508,634
  Intangible assets                                  28,649         33,027
  Other assets                                      138,098        137,062
 ----------                                      -----------
   645,057                                          678,723
----------                                       -----------
$2,954,226                                       $2,924,535
==========                                       ===========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED BALANCE SHEET
--------------------------
(Dollar amounts in thousands)


 January 31,                                    October 31,
     1998                                           1997
-------------                                  -------------
                                                (Unaudited)
Liabilities and Shareholders' Equity

Current Liabilities:
  Short-term notes payable, including current
    portion of long-term obligations                           $   136,624 $  225,853
  Trade accounts payable                            409,430        460,689
  Employee compensation and benefits                114,166        132,268
  Advance payments and progress billings            119,647         85,680
  Accrued warranties                                 61,087         47,753
  Other current liabilities                         188,366        210,054
  ----------                                     ----------
       1,029,320                                  1,162,297

Long-term Obligations                               895,011        713,466

Other Liabilities:
  Liability for postretirement benefits              50,952         56,202
  Accrued pension costs                              36,047         36,707
  Other liabilities                                  10,994         11,608
  Deferred income taxes                              84,589         78,671
 ---------                                        ---------
       182,582                                      183,188

Minority Interest                                   101,506        101,364

Shareholders' Equity:
  Common stock (issued 51,609,991 and
     51,607,172 shares, respectively)                51,610         51,607
  Capital in excess of par value                    621,205        625,358
  Retained earnings                                 285,227        268,287
  Cumulative translation adjustments                (57,377)       (41,440)
  Less:  Stock Employee Compensation
        Trust (1,433,147 and 1,433,147
        shares, respectively) at market             (50,160)       (56,430)
      Treasury Stock (3,714,654 and
           3,127,697 shares, respectively)
           at cost                                 (104,698)       (83,162)
               -----------                       -----------
                  745,807                           764,220
               -----------                       -----------
               $2,954,226                        $2,924,535

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
   (Unaudited)
                                    Three Months Ended
                                          January 31,
                                  -------------------------
                                                      1998          1997
                    ----                             ----
Operating Activities
   Net income                                      $ 21,729       $ 30,858
        Add (deduct) - Items not affecting cash:
     Depreciation and amortization                   23,581         25,079                Minority interest    900     2,295
        Other - net                                   2,762         (3,941)
   Changes in working capital, exclusive of
    acquisition and divestiture of businesses
        (Increase) in accounts receivable - net                    (64,543)   (7,896)
     (Increase) in inventories                      (44,655)        (3,573)
        (Increase) in other current assets          (25,178)        (3,800)
        (Decrease) increase in trade accounts payable              (46,526)    8,271
        (Decrease) in employee compensation
      and benefits                                  (17,676)       (25,082)
        Increase (decrease) in advance payments and
      progress billings                              36,148         (7,619)
        (Decrease) in other current liabilities     (43,004)       (13,078)
         ---------                                ----------
           Net cash (applied to) provided by
             operating activities                  (156,462)         1,514
         ---------                                ----------
Investment and Other Transactions
  Proceeds from sale of J&L Fiber Services          108,000              -
  Other acquisitions, net of cash acquired                -         (5,325)
  Property, plant and equipment acquired            (30,214)       (31,604)
  Property, plant and equipment retired                 957         21,295
   Other - net                                        1,934         (1,394)
         ---------                                ----------
           Net cash provided by (applied to)
          investment and other transactions          80,677        (17,028)
         ---------                                ----------
Financing Activities
   Dividends paid                                    (4,646)        (4,781)
   Exercise of stock options                             63          2,479
  Purchase of treasury stock                        (23,878)             -
   Issuance of long-term obligations                181,786            439
  Redemption of long-term obligations                  (352)          (289)
  (Decrease) increase in short-term notes payable   (88,191)           875
         ---------                                ----------
           Net cash provided by (applied to)
           financing activities                      64,782         (1,277)
         ---------                                ----------
Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                    (315)           692
         ---------                                ----------
(Decrease) in Cash and Cash Equivalents             (11,318)       (16,099)
Cash and Cash Equivalents at Beginning of Period     29,383         36,936

         ---------                                ----------
Cash and Cash Equivalents at End of Period         $ 18,065      $  20,837
         =========                                ==========

See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
-----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                                                  Capital in
                                       Common                      Excess of
                                        Stock                      Par Value
                                      --------                   -----------
Three Months Ended January 31, 1998
-----------------------------------
Balance at October 31, 1997                       $51,607          $625,358
   Net income
   Translation adjustments
   Exercise of 2,819 stock options                      3                60
  Dividends paid ($.10 per share)
   Dividends on shares held by SECT                                     143
   Adjust SECT shares to market value                                (6,270)
   83,043 shares purchased by employee
     benefit plans                                                    1,739
   670,000 shares acquired as treasury stock
   Amortization of unearned compensation on
     restricted stock                                                   175
                                      --------                    ----------
Balance at January 31, 1998                       $51,610           $621,205
                                      ========                    ==========

Three Months Ended January 31, 1997
-----------------------------------
Balance at October 31, 1996                       $51,407           $615,089

   Net income
   Translation adjustments
   Exercise of 124,624 stock options                   39                753
   Dividends paid ($.10 per share)
   Dividends on shares held by SECT                                      148
   Adjust SECT shares to market value                                  4,584
   130,000 shares purchased by
     employee benefit plans                                            2,484
   Amortization of unearned compensation on
     restricted stock                                                    203
                                      --------                    ----------
 Balance at January 31, 1997                      $51,446           $623,261
                                      ========                    ==========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                                                  Cumulative
                                      Retained                   Translation
                                      Earnings                   Adjustments
                                    ----------                   -----------
Three Months Ended January 31, 1998
-----------------------------------
Balance at October 31, 1997                     $268,287           $(41,440)

   Net income                                     21,729
   Translation adjustments                                          (15,937)
   Exercise of 2,819 stock options
  Dividends paid ($.10 per share)                 (4,789)
   Dividends on shares held by SECT
   Adjust SECT shares to market value
   83,043 shares purchased by employee
     benefit plans
   670,000 shares acquired as treasury stock
   Amortization of unearned compensation on
     restricted stock
                                     --------                      ---------
Balance at January 31, 1998                     $285,227           $(57,377)
                                     ========                      =========

Three Months Ended January 31, 1997
-----------------------------------
Balance at October 31, 1996                     $148,175           $(37,584)

   Net income                                     30,858
   Translation adjustments                                           11,577
   Exercise of 124,624 stock options
   Dividends paid ($.10 per share)                (4,929)
   Dividends on shares held by SECT
   Adjust SECT shares to market value
   130,000 shares purchased by
     employee benefit plans
   Amortization of unearned compensation on
     restricted stock
                                     ---------                    ----------
 Balance at January 31, 1997                    $174,104           $(26,007)
                                     =========                    ==========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
-----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)


                                                         Treasury
                                       SECT                 Stock
                                   -----------                    ----------
Three Months Ended January 31, 1998

Balance at October 31, 1997                     $(56,430)          $(83,162)

   Net income
   Translation adjustments
   Exercise of 2,819 stock options
   Dividends paid ($.10 per share)
   Dividends on shares held by SECT
   Adjust SECT shares to market value                       6,270
   83,043 shares purchased by employee
     benefit plans                                                    2,342
   670,000 shares acquired as treasury stock                                 (23,878)
   Amortization of unearned compensation on
     restricted stock                          ----------                 -----------

Balance at January 31, 1998                     $(50,160)         $(104,698)
                                    ==========                   ===========

Three Months Ended January 31, 1997
-----------------------------------
Balance at October 31, 1996                     $(61,360)          $(42,242)

   Net income
   Translation adjustments
   Exercise of 124,624 stock options               1,687
   Dividends paid ($.10 per share)
   Dividends on shares held by SECT
   Adjust SECT shares to market value             (4,584)
   130,000 shares purchased by
     employee benefit plans                                           2,414
   Amortization of unearned compensation on
     restricted stock
                                     ---------                    ----------
 Balance at January 31, 1997                    $(64,257)          $(39,828)
                                     =========                    ==========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)



                                                  Total
                                              ----------
Three Months Ended January 31, 1998
-----------------------------------
Balance at October 31, 1997                                       $764,220

   Net income                                            21,729
   Translation adjustments                                         (15,937)
   Exercise of 2,819 stock options                           63
 Dividends paid ($.10 per share)                 (4,789)
   Dividends on shares held by SECT                         143
   Adjust SECT shares to market value                                    -
   83,043 shares purchased by employee
     benefit plans                                                   4,081
   670,000 shares acquired as treasury stock                       (23,878)
   Amortization of unearned compensation on
     restricted stock                                                  175
                                               --------
Balance at January 31, 1998                                       $745,807
                                                       ========

Three Months Ended January 31, 1997
-----------------------------------
Balance at October 31, 1996                                       $673,485

   Net income                                            30,858
   Translation adjustments                               11,577
   Exercise of 124,624 stock options                      2,479
   Dividends paid ($.10 per share)                       (4,929)
   Dividends on shares held by SECT                         148
   Adjust SECT shares to market value                         -
   130,000 shares purchased by
     employee benefit plans                               4,898
   Amortization of unearned compensation on
     restricted stock                                                  203
                                    --------
 Balance at January 31, 1997                                      $718,719
                                               ========

See accompanying notes to financial statements.

           HARNISCHFEGER INDUSTRIES, INC.
          -------------------------------
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1998
      (Amounts in thousands unless indicated)

(a) Basis of Presentation
   ---------------------
   In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three months ended January 31, 1998 and 1997, cash flows for the three months ended January 31, 1998 and 1997, and financial position at January 31, 1998 have been made. All adjustments made are of a normal recurring nature. See note (b) for discussion regarding acquisitions.

   These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Harnischfeger Industries, Inc. Annual
   Report on Form 10-K for the year ended October 31, 1997.


   The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

(b) Acquisitions
   ------------
   The Company completed the acquisition of Dobson Park
   Industries plc ("Dobson") in 1996 for a purchase price of approximately $330,000 including acquisition costs, plus the assumption of net debt of approximately
   $40,000.

   The Company is fully integrating Longwall's (the main subsidiary of Dobson) operations into its wholly owned subsidiary, Joy Technologies Inc. ("Joy"); thus enabling
   Joy to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this integration, the Company has established purchase accounting reserves to provide for the estimated costs of this effort. The reserves related primarily to the closure of selected manufacturing and service facilities, severance and relocation costs approximated $71,000. As of January 31, 1998, approximately $47,300 of these reserves had been used.
   It is anticipated that the remaining reserves will be substantially utilized in fiscal 1998.

(c) Restructuring Charge
   --------------------
   In the fourth quarter of fiscal 1996, the Company's
   Beloit Corporation subsidiary recorded a restructuring charge. The focus of the restructuring is to better serve its customers and strengthen its market position in the worldwide pulp and paper industry. The restructuring is consistent with the Company's policy to generate positive Economic Value Added ("EVA"). The restructuring initiative involves organizing engineering and manufacturing operations into Centers of Excellence and expanding the aftermarket capabilities of the subsidiary. The total estimated cost of the restructuring activities reduced fiscal 1996 pre-tax income by $43,000 ($21,830 after tax and minority interest, or $0.46 per share). Included in the charge are costs related to severance for approximately 500 employees worldwide, the disposition of machinery and equipment, closure of certain facilities and the sale of businesses. As of January 31, 1998, $30,200 had been charged against the reserve and 466 employees had been terminated in accordance with the plan. The remaining reserves are expected to be substantially utilized during fiscal 1998.

(d) Inventories
   -----------

   Consolidated inventories consisted of the following:
      January 31,                                  October 31,
       1998                                           1997
   ------------                                    -----------
   Finished goods                                    $270,771    $274,391
   Work in process and purchased parts                280,830     247,568
   Raw materials                                      131,768     132,980
    --------                                         --------
         683,369                                      654,939
   Less excess of current cost over stated
      LIFO value                                      (60,209)    (60,178)
    ---------                                        --------
    $623,160                                         $594,761
    =========                                         ========

   Inventories valued using the LIFO method represented approximately 56% and 54% of consolidated inventories at January 31, 1998 and October 31, 1997, respectively.


(e) Research and Development Expense
   --------------------------------
   Research and development costs are expensed as incurred.
   Such costs incurred in the development of new products or significant improvements to existing products amounted to $10,417 and $10,141 for the three months ended January 31, 1998 and 1997, respectively. Certain capital expenditures used in research activities are capitalized and depreciated over their expected useful lives.


(f) Interest Expense - Net
   ----------------------

   Net interest expense consisted of the following:


                                                            Three Months Ended
                                                        January 31,
                                                  ---------------------
                                             1998            1997
                                                  ----       ----
    Interest income                           $  1,524       $    798
    Interest expense                           (20,296)       (17,295)
                                         ---------      ---------
    Interest expense - net                         $(18,772)          $(16,497)
                                         =========      =========


(g) Long-Term Obligations
    ---------------------

   Long-term obligations at January 31, 1998 and October
   31, 1997 consisted of the following:
    January 31,                               October 31,
       1998                                      1997
   ------------                               -----------
    10 1/4% Senior Notes, due 2003              $  7,730         $  7,730
   8.9% Debentures, due 2022                      75,000           75,000
   8.7% Debentures, due 2022                      75,000           75,000
   7 1/4% Debentures, due 2025
     (net of discount of $1,244 and 1,247,
     respectively)                               148,756          148,753
   6 7/8% Debentures, due 2027 (net of
      discount of $109 and $111,
      respectively)                              149,891          149,889
   Senior Notes, Series A through D, at
     interest rates of between 8.9% and
     9.1%, due 1998 to 2006                       71,364           71,364
   Revolving Credit Facility                     275,000          150,000
   Industrial Revenue Bonds, at interest
      rates of between 5.9% and 8.8%,
      due 1998 to 2017                            33,200           33,400
   Other                                          70,644           14,057
     --------                                   --------
         906,585                                 725,193
   Less:  Amounts payable within one year         11,574           11,727
    ---------                                   --------
    $895,011                                    $713,466
    =========                                   =========

   On February 17, 1998, the Company filed a shelf registration with the Securities and Exchange Commission for $200,000 of debt securities. To date, no securities have been issued under this registration.

   In 1996, the Company filed a shelf registration with the Securities and Exchange Commission for the sale of up to $200,000 of debt securities. On February 25, 1997, $150,000 of 6 7/8% debentures were issued at 99.925%. Proceeds were used for repayment of short-term indebtedness and to increase cash. The debentures will mature on February 15, 2027, are not redeemable by the Company prior to maturity and are not subject to any sinking fund requirements. Each holder of the debentures has the right to require the Company to repay the holders, in whole or in part, on February 15, 2007, at a repayment price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest. Interest on the debentures is payable semi-annually on February 15 and August 15 of each year.

   The Company maintains a committed five-year Revolving
   Credit Facility Agreement with certain domestic and foreign financial institutions that allows for borrowings of up to $500,000 at rates expressed in relation to LIBOR and other rates which expires in October, 2002. A facility fee is payable on the Revolving Credit Facility. At January 31, 1998, direct outstanding borrowings under the facility were $275,000 and commercial paper borrowings, considered a utilization of the facility, were $75,266.

(h) Contingent Liabilities
   ----------------------
   At January 31, 1998, the Company was contingently liable to banks, financial institutions, and others for approximately $440,000 for outstanding letters of credit securing performance of sales contracts and other guarantees in the ordinary course of business excluding the H-K Systems, Inc. back-up bond guarantee facility.
   The Company may also guarantee performance of its equipment at levels specified in sales contracts without the requirement for letters of credit.

   On October 29, 1993, the Company completed the sale of H-K Systems, Inc. to that unit's senior management and some equity partners. The Company agreed to make available a back-up bonding guarantee facility for certain bid, performance and other contract bonds issued by H-K Systems, Inc. Outstanding contract bonds under the guarantee arrangement totaled approximately $14,700 at January 31, 1998. Under the terms of the facility, no new bonds can be issued during 1998.

   The Company is a party to litigation matters and claims which are normal in the course of its operations. Also, as a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of theses matters cannot be predicted with certainty and favorable or unfavorable resolution may affect income on a quarter-to-quarter basis, management believes that such matters will not have a materially adverse effect on the Company's consolidated financial position. In the case of Beloit Corporation, certain litigation matters and claims are currently pending in connection with its contractual undertakings. Beloit may on occasion enter into arrangements to participate in the ownership of or operate pulp or papermaking facilities in order to satisfy contractual undertakings or resolve disputes.

   One of the claims against Beloit involves a lawsuit brought by Potlatch Corporation that alleges pulp line washers supplied by Beloit for less than $15,000 failed to perform satisfactorily. In June, 1997, a Lewiston, Idaho jury awarded Potlatch $95,000 in damages in the case. Beloit has appealed this award to the Idaho
   Supreme Court. While the eventual outcome of the Potlatch case cannot be predicted, reserves in the January 31, 1998 Consolidated Balance Sheet are less than the full amount of the jury award.

   The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect on its consolidated financial position or annual results of operations.




(i) Earnings Per Share
   ------------------
   In the first quarter of fiscal 1998, the Company adopted
   Statement of Financial Accounting Standard ("SFAS") No.
   128, "Earnings Per Share". Following is the reconciliation of the numerators and denominators used to calculate the basic and diluted earnings per share from continuing operations:

                             For The Three Months Ended
                                     January 31,
                            -----------------------------
      1998                                         1997
     -----                                        -------
   Basic Earnings Per Share
   ------------------------
   Income available for common shareholders       $21,729          $30,858
   Average common shares outstanding               46,742           47,720

   Basic earnings per share                         $0.46            $0.65
     =====                                          =====
   Diluted Earnings Per Share
   --------------------------
   Income available for common shareholders       $21,729           30,858
   Average common shares outstanding
     Common stock                                  46,742           47,720
     Assumed exercise of stock options                199              538
   -------                                        -------
    46,941                                         48,258

   Diluted earnings per share                       $0.46            $0.64
    ======                                          =====

(j) Common Stock
   ------------
   In September, 1997, the Company announced that the board of directors had authorized the purchase of up to ten million shares of the Company's common stock. As of March 12, 1998, the Company had repurchased 1,676,400 through open-market transactions at a cost of approximately $65,300.

(k) Other
   -----
   On February 23, 1998, in its first quarter results press release, the Company included an update of Beloit's
   B2000 strategy indicating that manufacturing throughput is increasing dramatically while the global pulp and paper markets continue to rationalize. The Company expects to take restructuring and non-recurring charges in the range of $125,000 to $150,000 in the second quarter, specifically related to Beloit. These charges will include significant reductions in global plant investment and employment as well as additional reserves for non-restructuring-related expenses. Preliminary estimates are that the restructuring actions will produce savings of $30,000 to $40,000 annually.

   On January 28, 1998, the Company announced the sale of 80 percent of the Company's P&H Material Handling unit for approximately $340,000 in cash at closing in a transaction with Chartwell Investments, Inc. In addition, the Company will receive preferred stock and royalty payments from the new company for 10 years. The
   1998 after-tax cash proceeds from the transaction are expected to total approximately $300,000. Gains from the sale are expected to more than offset the restructuring and non-recurring charges anticipated at Beloit.

   The transaction is expected to close in the second quarter, subject to completion of Chartwell's financing arrangements. Chartwell is a private investment firm based in New York City that controls businesses in distribution and services with over $1 billion in sales.
   The Company expects to use the proceeds of the sale to pay down debt and to buy back stock as part of the Company's previously announced intent to repurchase up to 10 million shares.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
    --------------------------------------------
      (Amounts in thousands unless indicated)

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

Net income for the three months ended January 31, 1998 amounted to $21,729, or $0.46 per basic share as compared to net income of $30,858, or $0.65 per basic share, for the three months ended January 31, 1997.

Basic earnings per share calculations for the first three months of 1998 and 1997 were based on 46,742 and 47,720 average shares outstanding, respectively, and diluted earnings per share for the first three months of 1998 and 1997 were based on 46,941 and 48,258 average shares outstanding, respectively.

Significant factors contributing to the $9,129 decrease in net income for the first three months of 1998 as compared to 1997 included: (1) a $14,449 decrease in operating income in 1998 compared with 1997 as described in the Segment Information
                                       -------------------
section which follows, and (2) a $2,275 increase in interest expense in 1998, offset by (3) a $6,200 decrease in income taxes in 1998 primarily due to lower pre-tax income.



Segment Information
-------------------

Operating results of the Company's business segments for the first quarter of 1998 and 1997 are summarized as follows:

                         Net Sales            Operating Income
    1998                        1997          1998     1997
Mining Equipment              $321,122$350,454$38,527 $45,078
Pulp and Paper Machinery       236,722 268,975 14,507  20,874
P&H Material Handling           76,483  79,982  5,634   7,196
  --------                    ------------------------
  Total Business Segments     $634,327$699,411 58,668  73,148
  ========                    ========
Corporate Administration                       (5,617) (5,648)
                              -------- -------
Operating Income                              $53,051 $67,500
                              ================


(A) Backlog has been reduced by $2,703 due to sale of J&L
Fiber Services in November, 1997.

Segment Information
-------------------

Operating results of the Company's business segments for the first quarter of 1998 and 1997 are summarized as follows:

                                      Orders Booked                               Backlog at
                    1998      1997                     1/98         10/97
Mining Equipment                           $303,340          $378,417                  $  340,558   $  358,340
Pulp and Paper Machinery                    303,376           403,042           840,569(A)   776,618
P&H Material Handling                        78,499            59,333                      99,759       97,743
                           --------         --------               ----------    ---------
  Total Business Segments                  $685,215          $840,792                  $1,280,886   $1,232,701
                           ========        ========                ==========    =========



(A) Backlog has been reduced by $2,703 due to sale of J&L Fiber Services in November, 1997.
Segment Information - Continuing Operations
-------------------------------------------
Net sales of the Mining Equipment segment amounted to $321,122 and $350,454 for the first three months of 1998 and 1997, respectively, representing an 8% decrease in 1998 as compared
to 1997.   Operating profit decreased to $38,527 in the first
quarter of 1998 as compared to $45,078 in 1997. The decrease in sales and operating profit is primarily due to lower original equipment sales in underground mining. Bookings for the first three months of 1998 amounted to $303,340 as compared to $378,417 for the same period in 1997. The decrease is due primarily to an original equipment Russian order in the first quarter of 1997.

The Pulp and Paper Machinery segment contributed sales and operating profit of $236,722 and $14,507, respectively, for the first three months of 1998, as compared to net sales of $268,975 and operating profit of $20,874 for the corresponding period in 1997. Sales decreased 12% in 1998 over 1997 primarily due to a decrease in sales of original equipment caused by the weak global pulp and paper markets and by the stretch-out of production on two large fine paper machines for the Pacific Rim. Aftermarket sales were impacted by the previously announced sale of J&L Fiber Services ("J&L") in November, 1997. Operating results were adversely impacted by the lower sales levels and benefited from a $15,000 settlement of certain patent litigation and the gain on the sale of J&L, both of which were largely offset by previously capitalized expenses related to the litigation, additions to warranty reserves and certain non-recurring charges and adjustments related to customer contracts. Bookings for the first three months of 1998 amounted to $303,376 as compared to $403,042 for the same period in 1997, as 1997 included a $150,000 original equipment order for a customer in the Pacific Rim.

The Material Handling segment contributed sales and operating profit of $76,483 and $5,634, respectively, for the first three months of 1998, as compared to sales of $79,982 and operating profit of $7,196 for the comparable period in 1997. Bookings for the first three months of 1998 and 1997 amounted to $78,499 and $59,333, respectively.

Income Taxes
------------
The Company's estimated annual effective tax rate for 1998 was 34% compared to a 35% federal statutory tax rate. The principal reason for the difference between the effective rate and the statutory rate is the usage of tax credits.

Liquidity and Cash Flows
------------------------

The Company's capital structure at January 31, 1998 and October 31, 1997 was as follows:

  January 31,                                   October 31,
    1998                                           1997
-----------                                    ------------
Short-term notes payable                        $  125,050     $  214,126
Long-term obligations,
  including current portion                        906,585        725,193
 ----------                                     ----------
1,031,635                                          939,319

Minority interest                                  101,506        101,364
Shareholders' equity                               745,807        764,220
----------                                      ----------
Total capitalization                            $1,878,948     $1,804,903
==========                                      ==========
Debt to capitalization ratio                         54.9%          52.0%
    =====                                            =====

Cash Flow from Operating Activities
-----------------------------------
Cash flow used by operating activities was $156,462 for the three months ended January 31, 1998 compared to cash flow provided by operating activities of $1,514 for the comparable period in 1997. The decrease in cash flows between periods resulted from an increase in accounts receivable and inventories and decreases in trade accounts payable.

Cash Flow from Investment Activities
------------------------------------
Cash flow provided by investment activities was $80,677 for the three months ended January 31, 1998 compared to cash flow applied to investment activities of $17,028 for the comparable period in 1997. The change is primarily due to proceeds from the sale of J&L in fiscal 1998.

Cash Flow for Financing Activities
----------------------------------
Cash flow provided by financing activities was $64,782 for the first quarter of fiscal 1998 compared to cash flow applied to financing activities of $1,277 for the comparable period in 1997. The change was due to long-term debt issuance of $181,786 offset by a decrease in short-term notes payable of $88,191 and the purchase of treasury stock of $23,878 in fiscal 1998.

The Company maintains the ability to expand its borrowing in several ways, including the following:

(1) A five-year Revolving Credit Facility Agreement between the Company and certain domestic and foreign financial institutions that allows for borrowings of up to $500,000 at rates expressed in relation to LIBOR and other rates. At January 31, 1998, direct outstanding borrowings related to the facility were $275,000 and commercial paper borrowings, considered a utilization of the facility, were $75,266.

(2) The Company maintains various uncommitted domestic credit facilities of approximately $80,000 to further supplement short-term working capital requirements. At January 31, 1998, borrowings under these facilities were $8,000. Additionally, short-term bank credit lines of foreign subsidiaries were approximately $193,800 of which approximately $41,800 was outstanding at January 31, 1998.

(3) In 1996, the Company filed a shelf registration with the Securities and Exchange Commission for the sale of up to $200,000 of debt securities. On February 25, 1997, $150,000 of 6 7/8% debentures were issued at 99.925% and the proceeds used to reduce short-term debt outstanding and increase cash. To date, no other securities covered by the registration have been offered for sale.

(4) On February 17, 1998, the Company filed a shelf registration with the Securities and Exchange Commission for $200,000 of debt securities. To date, no securities have been issued under this registration.

The Company believes its available cash, cash flow provided by operating activities and committed credit lines provide adequate liquidity on both a short- and long-term basis.

The Company has no significant capital commitments as of January 31, 1998; any future capital commitments are expected to be funded through cash flow from operations and, if necessary, available lines of credit; however, see discussion below regarding acquisitions.

The Company intends to continue to expand its businesses, both internally and through acquisitions. It is expected that new acquisitions would be financed primarily by internally-generated funds or by additional borrowings.



Acquisitions
------------
The Company completed the acquisition of Dobson Park
Industries plc ("Dobson") in 1996 for a purchase price of approximately $330,000 including acquisition costs, plus the assumption of net debt of approximately $40,000.

The Company is fully integrating Longwall's (the main subsidiary of Dobson) operations into its wholly owned subsidiary, Joy Technologies Inc. ("Joy"); thus enabling Joy to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this integration, the Company has established purchase accounting reserves to provide for the estimated costs of this effort. The reserves related primarily to the closure of selected manufacturing and service facilities, severance and relocation costs approximated $71,000. As of January 31, 1998, approximately $47,300 of these reserves had been used. It is anticipated that the remaining reserves will be substantially utilized in fiscal 1998.


Common Stock
------------
In September, 1997, the company announced that the board of directors had authorized the purchase of up to ten million shares of the Company's common stock. As of March 12, 1998, the Company had repurchased 1,676,400 shares through open-market transactions at a cost of approximately $65,300.

Other
-----
On February 23, 1998, in its first quarter results press release, the Company included an update of Beloit's B2000 strategy indicating that manufacturing throughput is increasing dramatically while the global pulp and paper markets continue to rationalize. The Company expects to take restructuring and non-recurring charges in the range of $125,000 to $150,000 in the second quarter, specifically related to Beloit. These charges will include significant reductions in global plant investment and employment as well as additional reserves for non-restructuring-related expenses. Preliminary estimates are that the restructuring actions will produce savings of $30,000 to $40,000 annually.

On January 28, 1998, the Company announced the sale of 80 percent of the Company's P&H Material Handling unit for approximately $340,000 in cash at closing in a transaction with Chartwell Investments, Inc. In addition, the Company will receive preferred stock and royalty payments from the new company for 10 years. The 1998 after-tax cash proceeds from the transaction are expected to total approximately $300,000. Gains from the sale are expected to more than offset the restructuring and non-recurring charges anticipated at Beloit.

The transaction is expected to close in the second quarter, subject to completion of Chartwell's financing arrangements. Chartwell is a private investment firm based in New York City that controls businesses in distribution and services with over $1 billion in sales. The Company expects to use the proceeds of the sale to pay down debt and to buy back stock as part of the Company's previously announced intent to repurchase up to 10 million shares.


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

   Other factors that could cause actual results to differ materially from those contemplated include:

   - Factors affecting customers' purchases of new equipment, rebuilds, parts and services such as:
        production capacity, stockpiles and production and consumption rates of coal, copper, iron, gold, fiber, paper/paperboard, recycled paper, steel and other commodities; the cash flows of customers; the cost and availability of financing to customers and quality of financing to customers and the ability of customers to obtain regulatory approval for investments in mining, papermaking, steel making, automotive manufacturing and other heavy industrial projects; consolidations among customers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles, particularly in the paper and mining businesses.

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

   - Factors affecting general business levels, such as: political turmoil and economic turmoil in major markets such as the United States, Canada, Europe, Asia and the Pacific Rim, South Africa,
        Australia and Chile; environmental and trade regulations; and the stability and ease of exchange of currencies.

Item 6  (a)    Exhibits:

        10(a)Harnischfeger Industries, Inc. Executive
        Incentive Plan, as amended and restated as of February 9, 1998.
          (b)Harnischfeger Industries, Inc. Long-Term
        Compensation Plan for Key Executives, as amended and restated as of February 9, 1998.
          (c)Harnischfeger Industries, Inc. Supplemental
        Retirement and Stock Funding Plan, as amended and restated as of February 9, 1998.
          (d)Harnischfeger Industries, Inc. Directors
        Stock Compensation Plan, as amended and
        restated, as of February 9, 1998.
          (e)Harnischfeger Industries, Inc. Long-Term
        Compensation Plan for Directors as of
        February 9, 1998.

        11   Statement re:  Calculation of Earnings Per
        Share

        27      Financial Data Schedule

   (b)Reports on Form 8-K

                NONE









FORM 10-Q
---------



                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               HARNISCHFEGER INDUSTRIES, INC.
                 ------------------------------
                         (Registrant)


                  /s/  Francis M. Corby, Jr.
                     ---------------------------
                       Francis M. Corby, Jr.
                    Executive Vice President for
                    Finance and Administration
Date March 12, 1998   and Chief Financial Officer
-------------------


                      /s/  James C. Benjamin
                     -----------------------
                       James C. Benjamin
                    Vice President and Controller
Date March 12, 1998   and Chief Accounting Officer
-------------------

Exhibit 11
-----------

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CALCULATION OF EARNINGS PER SHARE
---------------------------------
(Amounts in thousands except per share amounts)



                                                       Three Months Ended
                                                         January 31,
                            -------------------------------
                                              1998           1997
                                            --------        -------
Average Shares Outstanding
 Basic                                       46,742          47,720
                                             ======         =======
 Diluted                                     46,941          48,258
                                             ======         =======

Net Income                                  $21,729         $30,858
                                            =======         =======


Net Income per share
 Basic                                        $0.46          $0.65
                                              =====          =====
 Diluted                                       0.46           0.64
                                              =====          =====


Exhibit 10(a)

           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------
              EXECUTIVE INCENTIVE PLAN
              ------------------------
     (as amended and restated February 9, 1998)

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

6.         Source, Time and Manner of Payment.
          -----------------------------------
Each Participant's Incentive Award for a Plan Year shall be paid from the general assets of the Company, in accordance with the following:

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

7.         Election of Stock in Lieu of Pay.  Each
           --------------------------------
Participant shall have the right to elect to have up to 100% of the Incentive Award payable to such Participant in accordance with Section 6 hereof reflected as shares of the Company's common stock ("Stock") in a bookkeeping account maintained in the Participant's name (the "Account") subject to the terms hereinafter set forth:

           (a) A Participant in the Plan for any Plan Year may by written notice filed with the Company before the beginning of such Plan Year elect to have up to 100% of his Incentive Award for that Plan Year reflected in his Account as an equivalent number of shares of Stock. Such election shall be irrevocable.

           (b) Each electing Participant's Account shall be credited to reflect shares of Stock equal to the number (rounded to the nearest integer) derived by dividing seventy five percent (75%) of the average closing price of the Stock on the New York Stock Exchange Composite Tape for the month of December immediately following end of the Plan Year into the amount of Incentive Award that such Participant has elected to have reflected in his Account as Stock. The Company shall deliver to the Harnischfeger Industries Deferred Compensation Trust (the "Rabbi Trust") shares of Stock equal in number to the shares credited to the Accounts of all Participants who make an election under this Section 7. Shares transferred to the Rabbi Trust shall be registered by the Company in the name of the Rabbi Trust. The Company may direct the trustee of the Rabbi Trust (the "Trustee") to use for this purpose shares of Stock previously delivered by the Company to the Rabbi Trust to the extent the assets of the Rabbi Trust exceed the Company's aggregate obligation under all Plans associated with the Rabbi Trust. The aforesaid calculation and stock transfer shall take place as soon as practical after the January 1 immediately following the end of each such Plan Year beginning with the Plan Year ending October 31, 1990. The Stock transferred to the Rabbi Trust pursuant hereto may at the Company's option be acquired through open market purchases or may be either treasury shares or newly issued shares provided that any treasury or newly issued shares are duly registered pursuant to applicable federal and state securities laws and stock exchange regulations. Although the Company intends to exert its best efforts so that the shares transferred to the Rabbi Trust or distributed to Participants hereunder will be registered under, or exempt from the registration requirements of, the Securities Act of 1933 (the "Securities Act") and any applicable state securities laws, if the allocation or distribution would otherwise result in the violation by the Company of any provision of the Securities Act or of any state securities law, the Company may require that such allocation or distribution be deferred until the Company has taken appropriate action to avoid any such violation.

           (c)   Each Participant's Account shall be
credited to reflect all dividends, stock splits and other distributions with respect to shares reflected in his Account. All cash distributions with respect to Stock shall be reflected in the Participant's Account as an equivalent number of shares of Company stock; provided, however, that the number of shares credited to each Participant's Account in respect of each cash distribution will be the same as if the cash distribution were used to purchase shares of Stock at 75% of the average price paid by the Trustee for Stock purchased when it reinvests such cash dividends in Stock as provided in Paragraph 4.1 of the Rabbi Trust. The Company shall from time to time as needed make available to the Trustee sufficient shares of Stock in connection with such discounted purchase of Stock with cash dividends. Each Participant's Account shall be charged with any distribution made to a Participant when made.

           (d)  Shares of Stock equal in number to the
shares credited to a Participant's Account shall be distributed to him (or to his beneficiary in the event of his death) promptly (but not sooner than fifteen (15) days) following his termination of employment with the Company or its subsidiaries; provided, however, that a Participant may upon written notice to the Committee given at least one year prior to his termination of employment, elect an annual distribution of such Stock over a period of time of up to ten
(10) years (e.g. if a ten year election, one tenth of the Account balance at the time of the first distribution, one ninth at the time of the second distribution, etc.) and provided further that a Participant may upon written notice to the Committee given at least one year prior to his termination of employment elect to delay until the next calendar year following his termination of employment either the distribution of or, if the Participant has elected annual distributions over a period of time, the initial distribution from his account. During the first ten (10) days following a Participant's termination of employment, the Participant (or the Participant's beneficiary in the event of the Participant's death) shall have the right to elect to have the Participant's benefit distributed in cash, Stock or a combination of cash and Stock. Upon receipt of a written request from a Participant that a part or all of the distribution be made in cash, the Company shall credit such Participant's Account with an amount (the "Cash Portion") equal to the product of the number of shares of Stock then credited to such Participant's Account necessary to comply with the request (the "Diversified Shares") and the closing price of the Stock on the New York Stock Exchange Composite Tape as of the date the request is received by the Company. Thereafter, such Participant's Account shall be kept as if the Cash Portion were invested in cash, cash equivalents, mutual funds or marketable securities as directed by the Committee from time to time and as if the Diversified Shares had been sold.

           (e)  Notwithstanding the foregoing, promptly
(but not later than fifteen (15) days) following a "Change in Control" of the Company (as defined in the Rabbi Trust), an amount of cash equal to (i) the number of shares of Stock credited to each Participant's Account (ii) multiplied by the Change in Control Price as defined below shall be paid by the Company to each Participant in lieu of any payment described in Section 7(d). If the Company chooses not to make such payment directly to a Participant or Participants, the Company shall within such fifteen (15) day period purchase for cash, at the Change in Control Price, from the Rabbi Trust a sufficient number of shares of Stock to provide the full cash payment and the Trustee is directed to sell such shares upon
such terms.   As used herein, "Change in Control Price" means
the higher of (i) the highest reported sales price, regular way, of a share of Stock in any transaction reported on the New York Stock Exchange Composite Tape or other national securities exchange on which such shares are listed or on NASDAQ, as applicable, during the sixty (60)-day period prior to and including the date of a Change in Control and (ii) if the Change in Control is the result of a tender or exchange offer or a Business Combination (as defined in the Rabbi Trust), the highest price per share of Stock paid in such tender or exchange offer or Business Combination. To the extent that the consideration paid in any such transaction described above consists all or in part of securities or other non-cash consideration, the value of such securities or other non-cash consideration shall be determined by the Incumbent Board (as defined in the Rabbi Trust).

           (f) In the event that the Committee determines that the laws of a country in which a Participant resides make it impracticable for the Participant to participate in the Plan, the election of having his Incentive Award reflected as Stock in lieu of pay pursuant to this Section 7 shall not be available to such Participant. However, at the discretion of the Committee, the Participant may be placed in another plan (the "Other Plan") which will provide deferred compensation in the same manner and amounts as would have been provided under this Plan except that the Other Plan will not be in any way associated with the Rabbi Trust. Notwithstanding the foregoing, in the event of a Change in Control, the Participant's benefit under the Other Plan shall be distributed in cash to the Participant in a manner similar to that described in Section 7(e) above.

           (g) Participants shall not be eligible to elect to receive Stock in lieu of pay pursuant to this Section 7 for a period of twelve (12) months following the receipt of a hardship distribution from any cash or deferred compensation plan of the Company maintained pursuant to Section 401(k) of the Internal Revenue Code.

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


Exhibit 10(b)

           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------
   LONG-TERM COMPENSATION PLAN FOR KEY EXECUTIVES
  -----------------------------------------------
     (as amended and restated February 9, 1998)


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

4.      Shares.  The total number of shares of
        ------
the Company's common stock ("Stock") (other than Dividend Shares (as defined below) and Stock awarded through the reinvestment of cash distributions as provided in paragraph 6(b) hereof) on which the value of a Participant's award under the Plan is based (the "Total Share Award") is listed on Schedule I. As share awards are earned by a Participant pursuant to Section 6, a bookkeeping account maintained on behalf of the Participant (the "Account") shall be credited to reflect the earned awards.

5.      Stock Price Targets.  The Stock prices
        -------------------
at which awards are made under the Plan (the "Stock
Price Targets") and corresponding proportions of Total Share Awards to be granted under the Plan
(the "Proportions of Total Share Award") for each
Plan Year are listed on Schedule II.

6.      Awards.  If at any time during a Plan
        ------
Year the average closing price of the Stock on the New York Stock Exchange Composite Tape for twenty
(20) consecutive trading days equals or exceeds a Stock Price Target for such Plan Year, each
Participant who is then employed by the Company shall earn (for purposes of crediting the Participant's Account (i) an amount measured by a number of shares of Stock (a "Stock Award") which together with all previous Stock Awards equals the Total Share Award for such Participant multiplied by the Proportion of Total Share Award corresponding to such Stock Price Target and (ii) an additional amount (the "Dividend Shares") equal to the number of shares of Stock (rounded to the nearest whole number of shares) that would have been credited to the Participant's Account as the result of the reinvestment of cash distributions in the manner and at the prices specified in paragraph
6(b) below had such Stock Award been made on September 8, 1997. Any Participant whose employment with the Company terminates for any reason prior to September 8, 2002 shall not be eligible for additional Stock Awards under the Plan following the date of such termination of employment. On the date a Participant earns a Stock Award, the Company shall deliver into the Harnischfeger Industries Deferred Compensation
Trust ("Rabbi Trust") a number of shares of Stock equal to the Stock Award and Dividend Shares corresponding to such Stock Award to be held under the terms of the Rabbi Trust subject to the terms hereinafter set forth:

   (a)       Shares of Stock required to be
   delivered to the Rabbi Trust by the Company
   shall be registered by the Company in the
   name of the Rabbi Trust, provided, however,
                              ------------------
that the Company may direct the trustee of the
----
Rabbi Trust (the "Trustee") to use for this purpose shares of Stock previously delivered by the Company to the Rabbi Trust to the extent shares held in the Rabbi Trust exceed the Company's aggregate obligations under all plans covered by the Rabbi
Trust. The Stock transferred to the Rabbi Trust hereunder may at the Company's option be acquired through open market purchases or may be treasury shares provided that any such shares are duly registered or exempted from registration pursuant to applicable federal and state securities laws.
Although the Company intends to exert its best efforts so that the shares transferred to the Rabbi
Trust or distributed to Participants or their beneficiaries hereunder will be registered under, or exempt from the registration requirements of, the Securities Act of 1933 (the "Securities Act") and any applicable state securities laws, if the allocation or distribution would otherwise result in the violation by the Company of any provision of the Securities Act or of any state securities law, the Company may require that such transfer or distribution be deferred until the Company has taken appropriate action to avoid any such violation.

   (b)       Each Participant's Account shall be
   credited to reflect all dividends, stock splits and other distributions with respect to such shares. The number of shares credited to each Participant's Account in respect of each cash distribution with respect to Stock transferred to the Rabbi
   Trust hereunder will be the same as if the cash distribution were used to purchase shares of Stock at 75% of the average price paid by the Trustee for Stock purchased when it reinvests such cash dividends in Stock as provided in Paragraph 4.1 of the Rabbi
   Trust. The Company shall from time to time as needed make available to the Trustee sufficient shares of Stock in connection with such discounted purchase of Stock with cash dividends. Each Participant's Account shall be debited to reflect any distributions made to a Participant when made.

   (c)       Stock equal to the number of shares
   credited to a Participant's Account shall be distributed to him (or to his beneficiary in the event of his death) promptly (but not sooner than fifteen (15) days) following his termination of employment with the Company or its subsidiaries; provided, however, that a Participant may upon written notice to the Committee given at least one year prior to his termination of employment, elect an annual distribution of such Stock over a period of time of up to ten (10) years (e.g. if a ten year election, one tenth of the balance at the time of the first distribution, one ninth of the balance at the time of the second distribution, etc.) and provided further that a Participant may upon written notice to the Committee given at least one year prior to his termination of employment elect to delay until the next calendar year following his termination of employment either the distribution of or, if the Participant has elected annual distributions over a period of time, the initial distribution from his account. During the first ten (10) days following a Participant's termination of employment, the Participant (or the
   Participant's beneficiary in the event of the Participant's death) shall have the right to elect to receive payment hereunder in cash, Stock or a combination of cash and Stock. Upon receipt of a written request from a Participant that a part or all of the distribution be made in cash, the Company shall direct the Trustee to credit such Participant's Account with an amount (the
   "Cash Portion") equal to the product of the number of shares of Stock then credited to Participant's Account necessary to comply with the request (the "Diversified Shares") and the closing price of the Stock on the New York Stock Exchange Composite Tape as of the date the request is received by the Company. Thereafter, the Trustee shall adjust such Participant's Account as if the Cash Portion were invested in cash, cash equivalents, mutual funds or marketable securities as directed by the Committee from time to time and as if the Diversified
   Shares had been sold.

   (d)       Notwithstanding the foregoing,
   promptly (but not later than fifteen (15) days) following a "Change in Control" of the Company (as defined in the Rabbi Trust), an amount of cash equal to (i) the number of shares of Stock credited to each Participant's Account (ii) multiplied by the Change in Control Price as defined below shall be paid by the Company to each Participant in lieu of any payment described in Section 6(c). If the Company chooses not to make such payment directly to a Participant or Participants, the Company shall within such fifteen (15) day period purchase for cash, at the Change in Control
   Price, from the Rabbi Trust a sufficient number of shares of Stock to provide the full cash payment and the Trustee is directed to sell such shares upon such terms. As used herein, "Change in Control
   Price" means the higher of (i) the highest reported sales price, regular way, of a share of Stock in any transaction reported on the New York Stock Exchange Composite
   Tape or other national securities exchange on which such shares are listed or on NASDAQ, as applicable, during the sixty
   (60)-day period prior to and including the date of a Change in Control and (ii) if the Change in Control is the result of a tender or exchange offer or a Business Combination
   (as defined in the Rabbi Trust), the highest price per share of Stock paid in such tender or exchange offer or Business Combination.
   To the extent that the consideration paid in any such transaction described above consists all or in part of securities or other non-cash consideration, the value of such securities or other non-cash consideration shall be determined by the Incumbent Board (as defined in the Rabbi
   Trust).

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

9.      Facility of Payment.  When a person

          --------------------
entitled to benefits under the Plan is under legal disability, or, in the Committee's opinion, is in any way incapacitated so as to be unable to manage his affairs, the Committee may direct the payment of benefits to such person's legal representative, or to a relative or friend of such person for such person's benefit, or the Committee may direct the application of such benefits for the benefit of such person. Any payments made in accordance with the preceding sentence shall be a full and complete discharge of any liability for such payment under the Plan.

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

11.          Benefit Statements.  The Company shall
        ------------------
provide statements of their Accounts to
Participants on a periodic basis but not less than annually in such form and at such time as it deems appropriate.

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

        Participants shall notify the Company in
writing of any claim by the Internal Revenue
Service that, if successful, would require the
payment by the Company of a Gross-Up Payment.  Such
notification shall be given as soon as practicable
but no later than thirty (30) business days after
the Participant is informed in writing of such
claim and shall apprise the Company of the nature
of such claim and the date on which such claim is
requested to be paid.  The Participant shall not
pay such claim prior to the expiration of the
thirty (30)-day period following the date on which
it gives such notice to the Company (or such
shorter period ending on the date that any payment
of taxes with respect to such claim is due).  If
the Company notifies the Participant in writing
prior to the expiration of such period that it
desires to contest such claim, the Participant
shall: (i) give the Company any information
reasonably requested by the Company relating to
such claim; (ii) take such action in connection
with contesting such claim as the Company shall
reasonably request in writing from time to time,
including, without limitation, accepting legal
representation with respect to such claim by an
attorney reasonably selected by the Company; (iii)
cooperate with the Company in good faith in order
effectively to contest such claim; and (iv) permit
the Company to participate in any proceedings
relating to such claim; provided, however, that the
Company shall bear and
-----------------------
pay directly all costs and expenses (including
additional interest and penalties) incurred in
connection with such contest and shall indemnify
and hold the Participant harmless, on an after-tax
basis, for any Excise Tax or income tax (including
interest and penalties with respect thereto)
imposed as a result of such representation and
payment of costs and expenses.  Without limitation
on the foregoing provisions of this third paragraph
of Section 15, the Company shall control all
proceedings taken in connection with such contest
and, at its sole option, may pursue or forgo any
and all administrative appeals, proceedings,
hearings and conferences with the taxing authority
in respect of such claim and may, at its sole
option, either direct the Participant to pay the
tax claimed and sue for a refund or contest the
claim in any permissible manner, and the
Participant shall prosecute such contest to a
determination before any administrative tribunal,
in a court of initial jurisdiction and in one or
more appellate courts, as the Company shall
determine; provided, however, that if the Company
           -----------------------
directs the Participant to pay such claim and sue
for a refund, the Company shall advance the amount
of such payment to the Participant, on an interest-
free basis and shall indemnify and hold the
Participant harmless, on an after-tax basis, from
any Excise Tax or income tax (including interest or
penalties with respect thereto) imposed with
respect to such advance or with respect to any
imputed income with respect to such advance; and
further provided that any extension
             ---------------------
of the statute of limitations relating to payment of taxes for the taxable year of the Participant with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Participant shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue
Service or any other taxing authority.

        If, after the receipt by the Participant of an amount advanced by the Company pursuant to the third paragraph of this Section 15, the Participant becomes entitled to receive any refund with respect to such claim, the Participant shall (subject to the Company's complying with the requirements of the third paragraph of this Section
15) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Participant of an amount advanced by the Company pursuant to the third paragraph of this Section 15, a determination is made that the Participant shall not be entitled to any refund with respect to such claim and the Company does not notify the Participant in writing of its intent to contest such denial of refund prior to the expiration of thirty (30) days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.
Exhibit 10(c)


           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------
   SUPPLEMENTAL RETIREMENT AND STOCK FUNDING PLAN
   ----------------------------------------------
     (as amended and restated February 9, 1998)

SECTION 1:        Introduction
----------        ------------
   1.1  The Plan and its Effective Date.
        --------------------------------
Harnischfeger Industries, Inc. Supplemental Retirement and Stock Funding Plan (the "Supplemental Plan") is the amendment and restatement effective as of October 1, 1990 of the plan that was originally established by Harnischfeger Industries, Inc., a Delaware corporation (the "Company"), effective March 1, 1987 as the Harnischfeger Industries, Inc. Supplemental Retirement Plan.

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

SECTION 2:        Participation and Benefits
---------         -------------------------
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

   2.2  Payment of Benefits.  Except to the
        -------------------
extent a Participant becomes entitled to receive Company common stock ("Stock") as provided in Section 3, his benefits under this Supplemental Plan shall be paid to him, or in the event of his death to his beneficiary, at the same time and in the same manner as his pension benefits under the Retirement Plan.

   2.3  Funding.  Benefits payable under this
        -------
Supplemental Plan to a Participant or his beneficiary shall be paid directly by the Company or at its discretion through Harnischfeger Industries Deferred Compensation Trust ("Rabbi Trust"), a grantor trust established by the Company. Prior to a "Change in Control" of the Company (as hereinafter defined), the Company shall not be required (but may do so in its discretion) to place assets in the Rabbi Trust that may be used to provide any benefits under this Supplemental Plan, except that shares of Stock shall be issued and transferred to the Rabbi Trust as provided in Section 3.2 and 3.3. Notwithstanding the above, the Company intends for this Supplemental Plan to constitute an unfunded, unsecured promise to pay future benefits.

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

   3.2  Initial Stock Funding.  Each Eligible
        ---------------------
Stock Participant shall have the right to elect to have all benefits payable under this Supplemental Plan reflected, on the terms hereinafter set forth, as shares of Stock in a bookkeeping account maintained in the Participant's name (the "Account"). The present value of each such electing Participant's prospective supplemental pension benefits shall be calculated as of October 1, 1990 using the most recent assumptions adopted by the Company for purposes of calculating the actuarial present value of the Company's pension obligations, provided, however, that the discount
             --------
rate used herein shall be one half percent less than the discount rate used in such assumptions. An amount equal to the number of shares of Stock (rounded to the nearest integer) derived by dividing the average closing price for the Company's common stock reflected on the New York Stock Exchange Composite Tape for the month of September, 1990 into the aforesaid present value shall be credited to the Participant's Account. The Company shall deliver into the Rabbi Trust a number of shares of Stock equal to the amount reflected in all electing Eligible Stock Participants' Accounts hereunder, and the Company shall register such shares in the name of the trustee of the Rabbi Trust (the "Trustee"). The aforesaid calculation and Stock transfer shall take place as soon as is practicable after October 1, 1990. The shares transferred to the Rabbi Trust pursuant to Section 3.2 or 3.3 may be either treasury shares or newly issued shares provided any treasury or newly issued shares are duly registered pursuant to applicable federal and state securities, and stock exchange, regulations. Although the Company intends to exert its best efforts so that the shares transferred to the Rabbi Trust or distributed to Participants hereunder will be registered under, or exempt from the registration requirements of, the Securities Act of 1933 (the "Securities Act") and any applicable state securities laws, if the allocation or distribution would otherwise result in the violation by the Company of any provision of the Securities Act or of any state securities law, the Company may require that such transfer or distribution be deferred until the Company has taken appropriate action to avoid any such violation.

   3.3  Subsequent Stock Funding.  As soon as
        ------------------------
practicable after November 1st of each year (beginning with November of 1991), the present value of each Eligible Stock Participant's prospective supplemental pension benefits payable hereunder shall be calculated as of such November 1st using the then current assumptions adopted by the Company for purposes of calculating the actuarial present value of the Company's pension obligations, provided that the discount rate used for purposes of such calculation shall be one half percent less than the rate used in such assumptions. Each Eligible Stock Participant's Account shall be credited with an amount equal to the number of shares of the Company's common stock (rounded to the nearest integer) derived by dividing the average closing price of the Company's common stock on the New York Stock Exchange Composite Tape for the immediately following month of December into the difference between the aforesaid present value and the amount of the present value calculated for the immediately preceding year pursuant to the terms of this Supplemental Plan (if no previous calculation has been made, a zero value shall be used for the previous calculation). A number of shares of Stock equal to the amount reflected in all Eligible Stock Participant's Accounts shall be registered by the Company in the name of the Trustee and delivered to the Rabbi Trust (if adequate shares or other consideration have not theretofore been delivered by the Company to the Rabbi Trust). Stock transferred by the Company to the Rabbi Trust pursuant hereto may at the Company's option be acquired through open market purchases or may be either treasury shares or newly issued shares provided that any treasury or newly issued shares are duly registered pursuant to applicable federal and state securities laws and stock exchange regulations. Although the Company intends to exert its best efforts so that the shares transferred to the Rabbi Trust or distributed to Participants hereunder will be registered under, or exempt from the registration requirements of, the Securities Act and any applicable state securities laws, if the allocation or distribution would otherwise result in the violation by the Company of any provision of the Securities Act or of any state securities law, the Company may require that such transfer or distribution be deferred until the Company has taken appropriate action to avoid any such violation.

   3.4  Non-Electing Eligible Stock
        ---------------------------
Participants.  If any Eligible Stock Participant
------------
shall elect not to have his supplemental benefits earned prior to October 1, 1990 reflected as common stock as provided in
Section 3.2, such supplemental benefits shall be calculated and paid under the provisions of the Supplemental Plan in effect prior to October 1, 1990 as if this Supplemental Plan had terminated on October 1, 1990. Any supplemental pension benefits accruing to such Participant after October 1, 1990 shall be converted into shares of the Company's common stock pursuant to the provisions of Section 3.3 and shall be calculated as if such Participant first became an employee of the Company on October 1, 1990.

   3.5  Participants' Accounts.  Each Eligible
        ----------------------
Stock Participant's Account shall be credited to reflect all dividends, stock splits and other distributions with respect to shares of Stock reflected in his Account, and all non-stock distributions with respect to Stock shall be reflected as shares of the Stock (for purposes of crediting the Participant's Account), using the last closing price for the Stock on the New York Stock Exchange Composite Tape immediately preceding such non-stock distribution. Each Account shall be charged with any distribution made to a Participant when made. In addition, appropriate plan records shall be maintained to reflect a Participant's benefits under
Section 2 which have not been reflected as shares of Stock, including benefits accrued up to date of termination.

   3.6  Payment of Benefits.
        -------------------
        3.6.1  Stock Benefits.  As used in this
               --------------
section, the term "Stock Benefits" shall mean all shares of Stock, and any other amounts reflected in an Eligible Stock
Participant's Account as of the date of such determination, including the amount of any benefits accrued hereunder that are not reflected as shares of Stock.

        3.6.2 Payments. Stock Benefits shall, at
              --------
the Company's discretion, be paid from the Rabbi Trust or paid directly by the Company from other assets.

             3.6.2.1   If an Eligible Stock Participant
voluntarily terminates his employment with the Company prior to attaining age 55 or is terminated with "Cause" (as hereinafter defined) at any age, all Stock Benefits shall be forfeited and such Participant shall receive benefits under
Section 2 to the same extent as if none of his benefits had ever been reflected as Stock under Section 3 of this Supplemental Plan (subject to any prior payments made pursuant to the provisions of Section 3.4).

             3.6.2.2  Subject the Committee's sole
discretion to waive the provisions of this Section, if an Eligible Stock Participant's employment is voluntarily terminated after the attainment of age 55 and prior to attainment of age 62, his Stock Benefits shall be reduced in accordance with the early retirement reduction factors under the Retirement Plan based upon his attained age at his termination of employment and paid to him in a lump sum; that portion of his Stock Benefits not paid to him due to such reduction shall be forfeited.

             3.6.2.3  If an Eligible Stock Participant's
employment is (a) voluntarily terminated following attainment of age 62 (55 in the event the Committee elects to waive the provisions of Section 3.6.2.2 hereof) or (b) is involuntarily terminated at any age without Cause, including termination due to death or disability, all of his Stock Benefits shall be distributed to him (or to his beneficiary in the event of his death) promptly (but not sooner than fifteen (15) days) following his termination of employment with the Company or its subsidiaries; provided, however, that a Participant may upon written notice to the Committee given at least one year (ninety (90) days for any such notice given prior to January 1, 1995) prior to his termination, elect an annual distribution of such Stock Benefits over a period of time of up to ten (10) years (e.g. if a ten year election, one tenth of the Account balance at the time of the first distribution, one ninth of the Account balance at the time of the second distribution, etc.) and provided further that a Participant may upon written notice to the Committee given at least one year (ninety (90) days for any such notice given prior to January 1, 1995) prior to his termination of employment elect to delay until the next calendar year following his termination of employment either the distribution of or, if the Participant has elected annual distributions over a period of time, the initial distribution of his benefit. During the first ten (10) days following a Participant's termination of employment, the Participant (or the Participant's beneficiary in the event of the Participant's death) shall have the right to elect to have the Participant's Account distributed in cash, Stock or a combination of cash and Stock. Upon receipt of a written request that a part or all of the distribution be made in cash, the Company shall direct the Trustee to credit such Participant's Account with an amount (the "Cash Portion") equal to the product of the number of shares of Stock then reflected in the Participant's Account necessary to comply with the request (the "Diversified Shares") and the closing price of the Stock on the New York Stock Exchange Composite Tape as of the date the request is received by the Company. Thereafter, the Trustee shall keep such Participant's Account as if the Cash Portion were invested in cash, cash equivalents, mutual funds or marketable securities as directed by the Committee from time to time and as if the Diversified Shares had been sold.

        3.6.3  Change In Control.
               -----------------
Notwithstanding the foregoing, promptly (but not later than fifteen (15) days) following a "Change in Control" of the Company (as defined in the Rabbi Trust), an amount of cash equal to (i) the number of shares of Stock credited to each Participant's Account multiplied by the Change in Control Price as defined below (ii) plus the value of any portion of such Participant's Account not reflected in shares of Stock shall be paid by the Company to each Participant in lieu of any payment described in Section 3.6.2. If the Company chooses not to make such payment directly to a Participant or Participants, the Company shall within such fifteen (15) day period purchase for cash, at the Change of Control Price, from the Rabbi Trust sufficient number of shares to provide the cash payments and the Trustee is directed to sell such shares upon such terms. As used herein, "Change in Control Price" means the higher of (i) the highest reported sales price, regular way, of a share of Stock in any transaction reported on the New York Stock Exchange Composite Tape or other national securities exchange on which such shares are listed or on NASDAQ, as applicable, during the 60-day period prior to and including the date of a Change in Control and (ii) if the Change in Control is the result of a tender or exchange offer or a Business Combination (as defined in the Rabbi Trust), the highest price per share of Stock paid in such tender or exchange offer or Business Combination. To the extent that the consideration paid in any such transaction described above consists all or in part of securities or other non-cash consideration, the value of such securities or other non-cash consideration shall be determined by the Incumbent Board (as defined in the Rabbi Trust).

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

SECTION 4:        General Provisions
----------        ------------------
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

SECTION 5:        Amendment and Termination
----------        -------------------------
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

Exhibit 10(d)

           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------
         DIRECTORS STOCK COMPENSATION PLAN
         ----------------------------------
     (as amended and restated February 9, 1998)


   1.   Purpose.  The Harnischfeger Industries,
          -------
Inc. Directors Stock Compensation Plan (the "Plan") has been established effective as of March 2, 1992 by Harnischfeger Industries, Inc., a Delaware corporation (the "Company"), to provide benefits to certain members of the Board of Directors of the Company (the "Board") and has been amended effective as of February 10, 1997 to provide stock based compensation to outside directors as a result of the termination of the Service Compensation Plan for Directors. The Plan is intended to assist and enable the Company to attract and retain directors of the highest capabilities and to facilitate the director's ability to acquire an ownership interest in the common stock of the Company.

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

   3.   Participation.  Each member of the Board
          -------------
who is not also an employee of the Company (herein "Director") shall participate in the Plan.

   4.   Prior Benefits Under Directors Service
          --------------------------------------
Plan.  Each Director who was a Director on
----
November 1, 1996 shall have the present value of his accrued benefits under the Service Compensation Plan for Directors as of October 31, 1996 as set forth in Schedule "A" attached hereto ("Accrued Benefits") reflected as shares of the Company's common stock ("Stock") in a bookkeeping account maintained in the Director's name (the "Account") and the payment of which will be deferred pursuant to the provisions of Section 7 hereof. All Accrued Benefits will be fully vested for all Directors.

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

   7.   Stock Crediting.  The Accrued Benefits
          ---------------
specified in Schedule "A" and Incentive Compensation determined in accordance with Section 6 shall be reflected as shares of Stock in the Participant's Account. The number of shares to be reflected shall be determined by (a) dividing the average closing price of the Stock on the New York Stock Exchange Composite Tape for the month of October, 1996, into the Accrued Benefits and (b) by dividing the average closing price of the Stock on the New York Stock Exchange Composite Tape for the month of December immediately following end of the Plan Year into the amount of Incentive Compensation. The Company shall transfer shares equal to the aggregate amount reflected in all Director's Accounts hereunder to the Harnischfeger Industries, Inc. Deferred Compensation Trust ("Rabbi Trust"), subject to the terms and conditions hereinafter set forth. The transferred shares shall be registered by the Company in the name of the Rabbi Trust and delivered to the Rabbi Trust for allocation to such Director's account, provided, however, that the Company may direct the trustee of the Rabbi Trust (the "Trustee") to use for this purpose shares of Stock previously delivered by the Company to the Rabbi Trust to the extent assets held by the Rabbi Trust exceed the Company's aggregate obligations under all plans associated with the Rabbi Trust. The aforesaid calculation of Account credits and the transfer of Stock to the Rabbi Trust shall take place as soon as practical after February 10, 1997 in the case of Accrued Benefits and the January 1 immediately following the end of each Plan Year in the case of Incentive Compensation.

   8.   Stock in Lieu of Fees.  Each Director
          ---------------------
shall have the right to have up to 100% of such Director's annual retainer and meeting fees (including fees for committee meetings) (collectively, the "Compensation") payable during each Plan Year reflected as shares of Stock subject to the following terms:

        (a)Written notice shall be given by a Director to the Company prior to May 1 of each Plan Year stating that such Director elects to have his Compensation reflected as Stock, and, therefore, elects to defer receipt of up to 100% of such Director's Compensation payable during the next Plan Year. Directors who become
   Directors on or after May 1 of any Plan Year may by written notice to the Company elect to have their Compensation reflected as Stock under the Plan effective six months after the date such notice is delivered to the Company.

        (b)As soon as practicable after each date determined by the Company for payment of Compensation to Directors, the number of shares of Stock (rounded to the nearest whole share) derived by dividing the closing price of the Stock on the New York Stock Exchange Composite
   Tape on such payment date into the amount of Compensation each Director has elected to have reflected as Stock shall be credited to the Directors' Account. The Company shall transfer shares of Stock equal to the aggregate amount credited to all Director's Accounts to the Rabbi
   Trust.

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

   9.   Source of Stock.  The Stock transferred
          ---------------
to the Rabbi Trust pursuant hereto may at the Company's option be acquired through open market purchase, or may be either treasury shares or newly issued shares; provided that any treasury or newly issued shares are duly registered pursuant to applicable federal and state securities laws and stock exchange regulations. The Company may, in lieu of delivering shares to the Trustee, direct the Trustee to use for the purposes of this Plan shares of Stock previously delivered by the Company to the Rabbi Trust to the extent the value of assets held in the Rabbi Trust exceed the Company's aggregate liability under all plans associated with the Rabbi Trust. Although the Company intends to exert its best efforts so that the shares transferred to the Rabbi Trust or distributed to Directors hereunder will be registered under, or exempt from the registration requirements of, the Securities Act of 1933 (the "Securities Act") and any applicable state securities laws, if the allocation or distribution would otherwise result in the violation by the Company of any provision of the Securities Act or of any state securities law, the Company may require that such transfer or distribution be deferred until the Company has taken appropriate action to avoid any such violation.

   10.  Participants' Accounts.  Each Director's
          ----------------------
Account shall reflect the number of shares of Stock which represent his Accrued Benefits and Incentive Compensation and the Compensation he has elected to have reflected as Stock, and shall be credited to reflect all dividends, stock splits and other distributions with respect to such shares. All cash distributions with respect to Stock reflected in a Participant's Account shall be converted to shares of Stock for crediting purposes. Each such Account shall be charged with any distribution made to a Director when made.

   11.  Distribution of Stock.  The Stock in a

          -----------------------
Director's Account shall be distributed to him (or to his beneficiary in the event of his death) promptly (but not sooner than fifteen (15) days) following the termination of his status as a Director of the Company; provided, however, that a Director may upon written notice to the Company given one year prior to his termination, request that the Company approve an annual distribution of such Stock over a period of time not to exceed ten (10) years (e.g. if a ten year election, one tenth of the balance at the time of the first distribution, one ninth of the balance at the time of the second distribution, etc.) and provided further that a Director may upon written notice to the Company given at least one year prior to termination of his status as a Director elect to delay until the next calendar year following termination of his status as a Director either the distribution of or, if the Director has elected annual distributions over a period of time, the initial distribution of his benefits hereunder. During the first ten (10) days following a Director's termination, the Director (or the Director's beneficiary in the event of the Director's death) shall have the right to elect to have the Director's Account distributed in cash, stock or a combination of cash and stock. Upon receipt of a request that a part or all of the distribution be made in cash, the Company shall direct the Trustee to credit such Director's account with an amount (the "Cash Portion") equal to the product of the number of shares of Stock then reflected in the Director's Account necessary to comply with the request (the "Diversified Shares") and the closing price of the Stock on the New York Stock Exchange Composite Tape as of the date the request is received by the Company. Thereafter, the Trustee shall keep such Director's Account as if the Cash Portion were invested in cash, cash equivalents, mutual funds or marketable securities as directed by the Committee from time to time and as if the Diversified Shares had been sold.

   12.  Change in Control.  Notwithstanding the
          -----------------
foregoing, promptly (but not later than fifteen (15) days) following a "Change in Control" of the Company (as defined in the Rabbi Trust), an amount of cash equal to (i) the number of shares of Stock credited to each Director's Account (ii) multiplied by the Change in Control Price as defined below shall be paid by the Company to each Participant in lieu of any payment under Section 11. If the Company chooses not to make such payment directly to a Participant or Participants, the Company shall within such fifteen (15) day period purchase for cash, at the Change in Control Price, from the Rabbi Trust a sufficient number of shares of Stock to provide the full cash payment and the Trustee is directed to sell such shares upon such terms. As used herein, "Change in Control Price" means the higher of (i) the highest reported sales price, regular way, of a share of Stock in any transaction reported on the New York Stock Exchange Composite Tape or other national securities exchange on which such shares are listed or on NASDAQ, as applicable, during the sixty (60)-day period prior to and including the date of a Change in Control and
(ii) if the Change in Control is the result of a tender or exchange offer or a Business Combination (as defined in the Rabbi Trust), the highest price per share of Stock paid in such tender or exchange offer or Business Combination. To the extent that the consideration paid in any such transaction described above consists all or in part of securities or other non-cash consideration, the value of such securities or other non-cash consideration shall be determined by the Incumbent Board (as defined in the Rabbi Trust).

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

   20.  Gender and Number.  Where the context

          -------------------
admits, words in the masculine gender shall include the feminine and neuter genders, the plural shall include the singular and the singular shall include the plural.


Exhibit 10(e)

           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------
     LONG-TERM COMPENSATION PLAN FOR DIRECTORS
     ------------------------------------------
     (as amended and restated February 9, 1998)


1.      Purpose.  The Harnischfeger Industries,
        -------
Inc. Long-Term Compensation Plan for Directors (the "Plan"), established effective as of September 8, 1997 by Harnischfeger Industries, Inc. (the "Company"), is intended to provide directors who are not employees of the Company a one-time grant of long-term compensation incentives directly linked to achieving high performance for Company shareholders.

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

3.      Participation.  Each director of the
        -------------
Company listed on Schedule I shall be a participant in the Plan (a "Participant").

4.      Shares.  The total number of shares of
        ------
the Company's common stock ("Stock") (other than Dividend Shares (as defined below) and Stock awarded through the reinvestment of cash distributions as provided in paragraph 6(b) hereof) on which the value of a Participant's award under the Plan is based (the "Total Share Award") is listed on
Schedule I. As share awards are earned by a Participant pursuant to Section 6, a bookkeeping account maintained on behalf of the Participant (the "Account") shall be credited to reflect the earned awards.

5.      Stock Price Targets.  The Stock prices
        -------------------
at which awards are made under the Plan (the "Stock Price
Targets") and corresponding proportions of Total Share Awards to be granted under the Plan (the "Proportions of Total Share
Award") for each Plan Year are listed on Schedule II.

6.      Awards.  If at any time during a Plan
        ------
Year the average closing price of the Stock on the New York Stock Exchange Composite Tape for twenty (20) consecutive trading days equals or exceeds a Stock Price Target for such Plan Year, each Participant who is then a director of the Company shall earn for purposes of crediting the Participant's Account) (i) an amount measured by a number of shares of Stock (a "Stock Award") which together with all previous Stock Awards equals the Total Share Award for such Participant multiplied by the Proportion of Total Share Award corresponding to such Stock Price Target and (ii) an additional amount (the "Dividend Shares") equal to the number of shares of Stock (rounded to the nearest whole number of shares) that would have been credited to the Participant's Account as the result of the reinvestment of cash distributions in the manner and at the prices specified in paragraph 6(b) below had such Stock Award been made on September 8, 1997. Any Participant who ceases to be a director of the Company for any reason prior to September 8, 2002 shall not be eligible for additional Stock Awards under the Plan following the date he ceases to be a director of the Company. On the date a Participant earns a Stock Award, the Company shall deliver into the Harnischfeger Industries Deferred Compensation Trust ("Rabbi Trust") a number of shares of Stock equal to the Stock Award and Dividend Shares corresponding to such Stock Award to be held under the terms of the Rabbi Trust subject to the terms hereinafter set forth:

   (a)       Shares of Stock required to be delivered to
   the Rabbi Trust by the Company shall be registered by
   the Company in the name of the Rabbi Trust, provided,
   however,
                              -----------------
that the Company may direct the trustee of the
----
Rabbi Trust (the "Trustee") to use for this purpose shares of Stock previously delivered by the Company to the Rabbi Trust to the extent shares held in the Rabbi Trust exceed the Company's aggregate obligation under all plans covered by the Rabbi Trust. The Stock transferred to the Rabbi Trust hereunder may at the Company's option be acquired through open market purchases or may be treasury shares provided that any such shares are duly registered or exempted from registration pursuant to applicable federal and state securities laws. Although the Company intends to exert its best efforts so that the shares transferred to the Rabbi Trust or distributed to Participants or their beneficiaries hereunder will be registered under, or exempt from the registration requirements of, the Securities Act of 1933 (the "Securities Act") and any applicable state securities laws, if the allocation or distribution would otherwise result in the violation by the Company of any provision of the Securities Act or of any state securities law, the Company may require that such transfer or distribution be deferred until the Company has taken appropriate action to avoid any such violation.

   (b) Each Participant's Account shall be credited to reflect all dividends, stock splits and other distributions with respect to such shares. The number of shares credited to each Participant's Account in respect of each cash distribution with respect to Stock transferred to the Rabbi Trust hereunder will be the same as if the cash distribution were used to purchase shares of Stock at 75% of the average price paid by the Trustee for Stock purchased when it reinvests such cash dividends in Stock as provided in Paragraph 4.1 of the Rabbi Trust. The Company shall from time to time as needed make available to the Trustee sufficient shares of Stock in connection with such discounted purchase of Stock with cash dividends. Each Participant's Account shall be debited to reflect any distributions made to a Participant when made.

   (c)        Stock equal to the number of shares
   credited to a Participant's Account shall be distributed to him (or to his beneficiary in the event of his death) promptly (but not sooner than fifteen (15) days) following the date he ceases to be a director of the Company; provided, however, that a Participant may upon written notice to the Committee given at least one year prior to the date he ceases to be a director of the Company, elect an annual distribution of such Stock over a period of time of up to ten (10) years (e.g. if a ten year election, one tenth of the balance at the time of the first distribution, one ninth of the balance at the time of the second distribution, etc.) and provided further that a Participant may upon written notice to the Committee given at least one year prior to his termination of employment elect to delay until the next calendar year following the date he ceases to be a director of the Company either the distribution of or, if the Participant has elected annual distributions over a period of time, the initial distribution from his account. During the first ten
   (10) days following the date a Participant ceases to be a director of the Company, the Participant (or the Participant's beneficiary in the event of the Participant's death) shall have the right to elect to receive payment hereunder in cash, Stock or a combination of cash and Stock. Upon receipt of a written request from a Participant that a part or all of the distribution be made in cash, the Company shall direct the Trustee to credit such Participant's
   Account with an amount (the "Cash Portion") equal to the product of the number of shares of Stock then credited to Participant's Account necessary to comply with the request (the "Diversified Shares") and the closing price of the Stock on the New York Stock
   Exchange Composite Tape as of the date the request is received by the Company. Thereafter, the Trustee shall adjust such Participant's bookkeeping account as if the Cash Portion were invested in cash, cash equivalents, mutual funds or marketable securities as directed by the Committee from time to time and as if the Diversified Shares had been sold.

   (d) Notwithstanding the foregoing, promptly (but not later than fifteen (15) days) following a "Change in Control" of the Company (as defined in the Rabbi
   Trust), an amount of cash equal to (i) the number of shares of Stock credited to each Participant's
   Account (ii) multiplied by the Change in Control
   Price as defined below shall be paid by the Company to each Participant in lieu of any payment described in Section 6(c). If the Company chooses not to make such payment directly to a Participant or Participants, the Company shall within such fifteen
   (15) day period purchase for cash, at the Change in Control Price, from the Rabbi Trust a sufficient number of shares of Stock to provide the full cash payment and the Trustee is directed to sell such shares upon such terms. As used herein, "Change in Control Price" means the higher of (i) the highest reported sales price, regular way, of a share of Stock in any transaction reported on the New York
   Stock Exchange Composite Tape or other national securities exchange on which such shares are listed or on NASDAQ, as applicable, during the sixty (60)-day period prior to and including the date of a Change in Control and (ii) if the Change in Control is the result of a tender or exchange offer or a Business Combination (as defined in the Rabbi Trust), the highest price per share of Stock paid in such tender or exchange offer or Business Combination. To the extent that the consideration paid in any such transaction described above consists all or in part of securities or other non-cash consideration, the value of such securities or other non-cash consideration shall be determined by the Incumbent
   Board (as defined in the Rabbi Trust).


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

10.          Benefit Statements.  The Company shall
        ------------------
provide statements of their Accounts to Participants on a periodic basis but not less than annually in such form and at such time as it deems appropriate.

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

14.          Gross-Up Payments.  Subject to
        -----------------
Participants complying with the requirements of this Section 14, in the event it shall be determined that any payment or distribution under the Plan to or for the benefit of a Participant, determined without regard to any additional payments required by this first paragraph of this Section 14 (a "Payment"), would be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") or any interest or penalties are incurred by a Participant with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Participant shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Participant of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest or penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Participant retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

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

        Participants shall notify the Company in writing
of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of a Gross-Up Payment. Such notification shall be given as soon as practicable but no later than thirty (30) business days after the Participant is informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The Participant shall not pay such claim prior to the expiration of the thirty
(30)-day period following the date on which it gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Participant in writing prior to the expiration of such period that it desires to contest such claim, the Participant shall: (i) give the Company any information reasonably requested by the Company relating to such claim; (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company;
(iii) cooperate with the Company in good faith in order effectively to contest such claim; and (iv) permit the Company to participate in any proceedings relating to such claim; provided, however, that the Company shall bear and
-----------------------
pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Participant harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this third paragraph of Section 14, the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Participant to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Participant shall prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company
           -----------------------
directs the Participant to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Participant, on an interest-free basis and shall indemnify and hold the Participant harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension
             ---------------------
of the statute of limitations relating to payment of taxes for the taxable year of the Participant with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Participant shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

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