Form 10-K/A
period 1997-10-31
HARNISCHFEGER INDUSTRIES INC
filed 1998-06-15
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                    FORM 10-K/A

     Amendment Number One and Restatement of:

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

        DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the Registrant's proxy statement for the 1998 annual meeting of stockholders dated February 23, 1998.


             HARNISCHFEGER INDUSTRIES, INC.

                        INDEX TO
               ANNUAL REPORT ON FORM 10-K/A
          For The Year Ended October 31, 1997



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

   Part IV
     Item 14.    Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K..............................................

   Signatures    .........................................................



The registrant hereby amends Parts I and II and Item 14 of its Annual Report for the year ended October 31, 1997, on Form 10-K and restates such report in its entirety as so amended.

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

     The following discussion contains forward looking statements. Terms such as "anticipate", "believe", "estimate", "expect", "indicate", "may be", "objective",
"plan", "predict", and "will be" are intended to identify such statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those predicted. See "Cautionary Factors" at the end of this Item 1.

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

     Financial information with respect to the acquisition of Dobson is presented in Note 2 to the Consolidated
Financial Statements incorporated herein by reference to
Item 8 of this report.

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

     In the fourth quarter of fiscal 1996, Beloit recorded a $43.0 million pre-tax restructuring charge to strategically focus on improving financial returns and increase customer satisfaction while significantly reducing costs and cycle time. In fiscal 1997 and 1996, utilization of the restructuring reserve totaled $29.8 million. It is expected that the remaining restructuring actions will be substantially completed by the end of fiscal 1998.
Financial information with respect to the Beloit restructuring is presented in Note 3 to the Consolidated Financial Statements incorporated herein by reference to Item 8 of this report.

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

     P&H Material Handling has two groups specializing in aftermarket support and distribution and service. The P&H Aftermarket Group consists of Product Support, which markets replacement products and repair parts and P&H
Modernizations, which handles pre-owned and remanufactured cranes and parts plus provides engineering services for the revitalization of crane and runway systems. P&H Distribution and Service provides installation, erection and repair and maintenance services under the ProCare(R) trademark.


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

Backlog

     Backlog by business segment for the Company's continuing operations (in thousands of dollars) as of the end of fiscal years 1997 and 1996 was as follows:

                                                   October 31,
                                           ------------------------
                                                1997          1996
                                                ----          ----
Mining Equipment........................  $  358,340     $  453,480
Pulp and Paper Machinery.. ......... ...     776,618        846,137
Material Handling ......................      97,743        132,550
                                          ----------     ----------

                                          $1,232,701     $1,432,167
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

Financial Information about Industry Segments

     The financial information on industry segments is presented in Note 15 to the Consolidated Financial
Statements incorporated herein by reference to Item 8 of this report.

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

     Information relating to lease commitments is presented in Note 11 to the Consolidated Financial Statements incorporated herein by reference to Item 8 of this report.

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

Executive Officers of the Registrant

     The following table sets forth, through January 29, 1998, the executive officers of Harnischfeger Industries, their ages, their offices with Harnischfeger Industries and the period during which they have held such offices.


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


                         PART II

 Form 10-K/A

Item 5.      Market for the Registrant's Common Stock
             and Related Stockholder Matters:
             incorporated by reference to the information
             under the heading "Unaudited Quarterly
             Financial Data and Stock Prices" contained
             in Item 8 of this report.  During fiscal
             years 1996 and 1997, the Company paid
             quarterly dividends of 10 cents per share.
             The principal market for the Company's
             Common Stock is the New York Stock Exchange,
             where its trading symbol is HPH. The Company's
             Common Stock is also traded on the Pacific
             Exchange.   As of October 31, 1997, the
             approximate number of holders of record
             of the Company's Common Stock was 2,000.
             In addition, there were an estimated 10,000
             beneficial owners of shares held of record by
             brokers and fiduciaries.

Item 6.        Selected Financial Data:

Five-Year Review of Selected Financial Data
Harnischfeger Industries, Inc.

Years Ended October 31,
(Dollar amounts in thousands
 except per share amounts)
                                          1997             1996
                                          ----             ----
Revenues
  Net sales                           $3,088,538       $2,863,931
  Other income                            29,705           23,639
                                      ----------       ----------
                                       3,118,243        2,887,570
Cost of Sales                          2,369,115        2,166,775
Product Development, Selling
  and Administrative Expenses            457,456          433,776
Restructuring Charges                        -             43,000
Nonrecurring Charge                          -                -
                                      ----------       ----------
Operating Income (Loss)                  291,672          244,019
Interest Expense - Net                   (72,543)         (62,258)
                                      ----------       ----------
Pre-tax Income (Loss) before
  Joy Merger Costs and Gain
  on Sale of Measurex Investment         219,129          181,761
Joy Merger Costs                             -              -
Gain on Sale of Measurex Investment          -              -
(Provision) Credit for Income Taxes      (74,475)         (63,600)
Minority Interest                         (6,374)          (3,944)
Income (Loss) from Continuing
  Operations                             138,280          114,217
Income (Loss) from and (Net Loss)
  on Sale of Discontinued Operations,
  net of applicable income taxes             -              -
Extraordinary Loss on Retirement
  of Debt, net of applicable
  income taxes                           (12,999)           -
Cumulative Effect of Accounting
  Change, net of applicable income
  taxes and minority interest                -              -
                                       ----------      ----------
Net Income (Loss)                     $   125,281      $  114,217
                                       ==========      ==========
Earnings (Loss) Per Share
  Income (loss) from continuing
    operations                             $ 2.89          $ 2.42
  Income (loss) from and (net loss)
    on sale of discontinued operations        -             -
  Extraordinary loss on
    retirement of debt                      (0.27)          -
  Cumulative effect of
    accounting change                         -             -

                                        ----------      ----------
Net Income (Loss) Per Common Share           $2.62          $ 2.42
                                        ==========      ==========
Dividends Per Common Share                   $0.40          $ 0.40
                                        ==========      ==========
Bookings                                $3,080,789      $3,000,775
                                        ==========      ==========

Five-Year Review of Selected Financial Data
Harnischfeger Industries, Inc.

Years Ended October 31,
(Dollar amounts in thousands except per share amounts)
                                          1995           1994
                                         -------        ------
Revenues
  Net sales                        $2,152,079          $1,551,728
  Other income                         32,208              23,301
                                   ----------          ----------
                                    2,184,287           1,575,029
Cost of Sales                       1,671,932           1,195,851
Product Development, Selling
  and Administrative Expenses         330,990             279,016
Restructuring Charges                    -                   -
Nonrecurring Charge                      -                   -
                                   ----------          ----------
Operating Income (Loss)               181,365             100,162
Interest Expense - Net                (40,713)            (47,366)
                                    ----------          ----------
Pre-tax Income (Loss) before
  Joy Merger Costs and Gain
  on Sale of Measurex Investment      140,652              52,796
Joy Merger Costs                      (17,459)               -
Gain on Sale of Measurex Investment    29,657                -
(Provision) Credit for Income Taxes   (53,500)            (13,979)
Minority Interest                      (7,230)             (2,224)
                                    ----------          ----------
Income (Loss) from Continuing
  Operations                           92,120              36,593
Income (Loss) from and (Net Loss)
  on Sale of Discontinued Operations,
  net of applicable income taxes      (31,235)             (3,982)
Extraordinary Loss on Retirement
  of Debt, net of applicable
  income taxes                         (3,481)             (4,827)
Cumulative Effect of Accounting
  Change, net of applicable income
  taxes and minority interest            -                (81,696)
                                    ----------          ----------
Net Income (Loss)                  $   57,404          $  (53,912)
                                    =========           ==========
Earnings (Loss) Per Share
  Income (loss) from continuing
    operations                          $1.99               $0.84
  Income (loss) from and (net loss)
    on sale of discontinued operations  (0.67)              (0.09)
  Extraordinary loss on
    retirement of debt                  (0.08)              (0.11)
  Cumulative effect of
    accounting change                     -                 (1.87)
                                    ----------          ----------
Net Income (Loss) Per Common Share      $1.24              $(1.23)
                                    ==========          ==========
Dividends Per Common Share              $0.40              $ 0.40
                                   ==========           ==========
Bookings                           $2,252,341          $1,636,931
                                   ==========          ==========

Five-Year Review of Selected Financial Data
Harnischfeger Industries, Inc.

Years Ended October 31,
(Dollar amounts in thousands except per share amounts)
                                      1993
                                    --------
Revenues
  Net sales                        $1,409,204
  Other income                          9,040
                                   ----------
                                    1,418,244
Cost of Sales                       1,083,846
Product Development, Selling
  and Administrative Expenses         259,831
Restructuring Charges                  67,000
Nonrecurring Charge                     8,000
                                   ----------
Operating Income (Loss)                  (433)
Interest Expense - Net                (48,313)
                                   -----------
Pre-tax Income (Loss) before
  Joy Merger Costs and Gain
  on Sale of Measurex Investment      (48,746)
Joy Merger Costs                         -
Gain on Sale of Measurex Investment      -
(Provision) Credit for Income Taxes    16,497
Minority Interest                       4,799
                                   ----------
Income (Loss) from Continuing
  Operations                          (27,450)
Income (Loss) from and (Net Loss)
  on Sale of Discontinued Operations,
  net of applicable income taxes        7,760
Extraordinary Loss on Retirement
  of Debt, net of applicable
  income taxes                           -
Cumulative Effect of Accounting
  Change, net of applicable income
  taxes and minority interest            -
                                     ---------
Net Income (Loss)                  $  (19,690)
                                    ==========
Earnings (Loss) Per Share
  Income (loss) from continuing
    operations                         $(0.62)
  Income (loss) from and (net loss)
    on sale of discontinued operations   0.18
  Extraordinary loss on
    retirement of debt                   -
  Cumulative effect of
    accounting change                    -
                                   -----------
Net Income (Loss) Per Common Share    $(0.44)
                                   ===========
Dividends Per Common Share             $ 0.40
                                   ===========
Bookings                           $1,487,502
                                   ===========

Five-Year Review of Selected Financial Data
Harnischfeger Industries, Inc.

Years Ended October 31,
(Dollar amounts in thousands except per share amounts)

                                        1997                1996
                                        ----                ----
Working Capital:
   Current assets                  $1,588,712          $1,410,250
   Current liabilities              1,180,497           1,077,127
                                   ----------          ----------
   Working capital                 $  408,215          $  333,123
                                   ==========          ==========
   Current ratio                          1.3                 1.3
Plant and Equipment
   Net properties                  $  657,100          $  634,045
   Capital expenditures               133,497              83,388
   Depreciation expense                71,824              67,051
                                   ==========          ==========
Total assets                       $2,924,535          $2,690,029
                                   ==========          ==========
Debt and Capitalized Lease Obligations
   Long-term obligations (1)       $  725,193          $  662,137
   Short-term notes payable           214,126              45,261
                                   ----------          ----------
                                   $  939,319          $  707,398
                                   ==========          ==========
Minority Interest                  $   97,724          $   93,652
                                   ==========          ==========
Debt to Capitalization Ratio (2)         52.6%               48.0%
                                   ==========          ==========
Shareholders' Equity               $  749,660          $  673,485
   Book value per share                $15.93              $14.15
   Common shares outstanding (3)   47,046,328          47,598,340
                                   ==========          ==========
Number of (End of Year):
   Employees                           17,700              17,100
   Common Shareholders of Record        1,861               1,972
                                   ==========          ==========

(1) Includes amounts classified as current portion of long-term obligations
(2) Total debt to total debt, minority interest and shareholders' equity
(3)  As of end of year, excluding SECT shares

Five-Year Review of Selected Financial Data
Harnischfeger Industries, Inc.

Years Ended October 31,
(Dollar amounts in thousands except per share amounts)

                                 1995                 1994
                                -----                 ----
Working Capital:
   Current assets             $1,213,390          $1,043,401
   Current liabilities           723,303             612,076
                              ----------          ----------
   Working capital            $  490,087          $  431,325
   Current ratio                     1.7                 1.7
                              ==========          ==========
Plant and Equipment
   Net properties             $  487,656          $  490,237
   Capital expenditures           73,484              50,842
   Depreciation expense           56,642              58,628
                              ==========          ==========
Total assets                  $2,040,767          $1,981,953
                              ==========          ==========
Debt and Capitalized Lease
   Obligations
   Long-term obligations (1)  $  462,991          $  571,054
   Short-term notes payable       18,921              14,419
                              ----------          ----------
                              $  481,912          $  585,473
                              ==========          ==========
Minority Interest             $   89,611          $   85,570
                              ==========          ==========
Debt to Capitalization Ratio (2)    42.6%               49.9%
                              ==========          ==========
Shareholders' Equity          $  559,276          $  502,365
   Book value per share           $11.98              $11.04
   Common shares
    outstanding (3)           46,693,061          45,503,451
                              ==========          ==========
Number of (End of Year):
   Employees                      14,000              14,900
   Common Shareholders of
     Record                        2,114               2,261
                               =========          ==========

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

Item 7.        Management's Discussion and Analysis of
               Financial Condition and
               Results of Operations:


Overview

     Fiscal 1997 marked another year of global growth and financial achievement with an added emphasis on life-cycle management. The Company reported strong financial results, showing income from continuing operations of $138.3 million, or $2.89 per share, on consolidated net sales of $3,088.5 million. This compares with income from continuing operations of $114.2 million, or $2.42 per share, in 1996 on sales of $2,863.9 million, which included a restructuring charge totaling $43.0 million ($21.8 million after tax and minority interest, or $0.46 per share). Net income for 1997 was $125.3 million, or $2.62 per share, including a $13.0 million extraordinary loss on retirement of debt. In addition, bookings of $3,080.8 million were on par with 1996 bookings.

     All three of the Company's business segments continued to experience strong order and sales activity. Leading the way in 1997 was the Pulp and Paper Machinery segment. The segment reported net sales of $1,267.8 million, up 12% over 1996 levels, reflecting continued strength in the market for papermaking machines, particularly in the Pacific Rim and Latin America. Operating income decreased from $91.5 million in 1996, excluding the restructuring charge, to $76.5 million in 1997 due to lower margins on certain Pacific Rim original equipment contracts.

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

     Costs and Expenses: Costs of sales increased 9% to $2,369.1 million in 1997 from $2,166.8 million in 1996. Strong increases in sales volume during the period were the primary reason for the increase. Product development, selling and administrative expenses as a percent of sales were 14.8% in 1997 and 15.1% in 1996. This level of expenses reflects continued efforts by the Company to control costs.

     Cost of sales for 1996 increased 30% to $2,166.8 million from $1,671.9 million in 1995. This increase is consistent with the 33% increase in sales for the same period. Product development, selling and administrative expenses as a percent of sales decreased to 15.1% from 15.4% in 1995.

     Operating Results from Continuing Operations: The Company reported income from continuing operations of $138.3 million in 1997 compared to income from continuing operations of $114.2 million in 1996 ($136.0 million, or $2.88 per share before the nonrecurring restructuring charge) and $92.1 million in 1995.

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

Liquidity and Capital Resources

The Company's capital structure at October 31, 1997 and 1996 was as follows:

IN THOUSANDS
                                  1997           1996
                              ------------   -----------
Short-term notes payable       $  214,126     $     45,261
Long-term obligations,
including current portion         725,193          662,137
                             ------------    -------------
                                  939,319          707,398
Minority interest                  97,724           93,652
Shareholders' equity              749,660          673,485
                             ------------    -------------
Total capitalization           $1,786,703       $1,474,535
                             ============   ==============
Debt to capitalization ratio         52.6%            48.0%
                                     =====          ======

The Company's debt to capitalization ratio increased to 52.6% at October 31, 1997 from 48.0% at October 31, 1996.
The increase was caused primarily by the increase in net working capital to finance increased operating levels and the buyback of common stock, offset by an increase in equity from strong operating results.

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

     Net working capital of $408.2 million at October 31, 1997 increased $75.1 million from October 31, 1996 levels of $333.1 million. The change was primarily due to increases in accounts receivable and inventories and a decrease in other current liabilities, offset by an increase in accounts payable.

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

     On October 7, 1997, JTI offered to purchase for cash any and all of its outstanding 101/4% Senior Notes in a fixed-spread tender offer. This offer expired on October 21, 1997, with $180.7 million being repurchased. As a result of the Senior Note repurchases, the Company recorded an extraordinary loss on debt retirement, net of applicable income taxes, of $(13.0) million, or $(0.27) per share, consisting primarily of unamortized financing costs and purchase premiums. The indenture for the Senior Notes provides that JTI may, at its option, redeem the Senior Notes in whole or in part at any time on or after September 1, 1998 at 105.125% of their principal amount, plus accrued interest, declining to 100% of their principal amount, plus accrued interest, on or after September 1, 2000. It is the Company's current intention to redeem the remaining Senior Notes ($7.7 million) in September, 1998.

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

Pulp and Paper Machinery:

IN THOUSANDS

                          1997           1996           1995
Net sales              $1,267,847     $1,134,779     $ 970,418
Operating income before
restructuring charge       76,485         91,511        56,062
Restructuring charge            -        (43,000)            -
                       ----------     -----------     --------
Operating income after
restructuring charge       76,485         48,511        56,062
Bookings                1,372,085      1,269,507     1,016,273

     The Pulp and Paper Machinery segment reported sales of $1,267.8 million and operating income of $76.5 million for 1997. Sales volume in 1997 was 12% higher than the prior year's level of $1,134.8 million, reflecting continued strength in the worldwide pulp and paper industry's spending for original equipment and aftermarket services. Foreign sales for this segment amounted to 57% of total sales in 1997, 53% in 1996 and 41% in 1995. Operating income in 1997 was 6.0% of sales compared to 8.1% in 1996 before the restructuring charge. Operating income in 1997 was reduced by a fourth quarter charge of $27.6 million for additional contract costs related to four large Indonesian contracts. (Note 17 - Subsequent Event - Restatement of Operating Results.)

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

Item 7A.  Quantitative and Qualitative Disclosure About
         Market Risk: not applicable

Item 8.   Financial Statements and Supplementary Data

Consolidated Statement of Income
Harnischfeger Industries, Inc.

Years Ended October 31,
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                         1997          1996
Revenues
  Net sales         $3,088,538        $2,863,931
  Other income          29,705            23,639
                    ----------          ----------
                     3,118,243         2,887,570
Cost of Sales        2,369,115         2,166,775
Product Development,
  Selling
  and Administrative
  Expenses             457,456           433,776
Restructuring Charge         -            43,000
                    ----------        ----------
Operating Income       291,672            244,019
Interest Expense - Net (72,543)           (62,258)
                     ----------          ----------

Income before Joy Merger
  Costs, Gain on Sale
  of Measurex Investment,
  Provision
  for Income Taxes and
  Minority Interest    219,129           181,761
Joy Merger Costs             -                 -
Gain on Sale of Measurex
  Investment                 -                 -
Provision for
  Income Taxes         (74,475)          (63,600)
Minority Interest       (6,374)           (3,944)
                    -----------        -----------
Income from Continuing
  Operations           138,280           114,217
Loss from and Net Loss
  on Sale of
  Discontinued Operation,
  net of applicable
  income taxes              -                  -
Extraordinary Loss on
  Retirement of Debt,
  net of applicable
  income taxes         (12,999)                -
                    -----------         ----------
Net Income          $  125,281        $  114,217
                    ===========         ==========
Earnings Per Share
 Income from
  continuing operations  $2.89             $2.42
 Loss from and net
  loss on sale of
  discontinued operation     -                 -
 Extraordinary loss on
  retirement of debt     (0.27)                -
                         ------            ------
Net Income Per Share      $2.62             $2.42
                         ======            ======

The Accompanying Notes are an Integral Part of the Financial
Statements.

Consolidated Statement of Income
Harnischfeger Industries, Inc.

Years Ended October 31,
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                              1995
Revenues
  Net sales                   $2,152,079
  Other income                    32,208
                              ----------
                               2,184,287
Cost of Sales                  1,671,932
Product Development, Selling
  and Administrative Expenses    330,990
Restructuring Charge                   -
                              ----------
Operating Income                 181,365
Interest Expense - Net           (40,713)
                              -----------
Income before Joy Merger Costs,
  Gain on Sale
  of Measurex Investment,
  Provision
  for Income Taxes and
  Minority Interest              140,652
Joy Merger Costs                 (17,459)
Gain on Sale of
  Measurex Investment             29,657
Provision for Income Taxes       (53,500)
Minority Interest                 (7,230)
                               ----------
Income from
  Continuing Operations           92,120
Loss from and Net Loss
  on Sale of
  Discontinued Operation,
  net of applicable
  income taxes                   (31,235)
Extraordinary Loss on
  Retirement of Debt,
  net of applicable
  income taxes                    (3,481)
                             ------------

Net Income                    $   57,404
                             ============
Earnings Per Share
 Income from continuing
 operations                        $1.99
 Loss from and net loss
  on sale of
  discontinued operation           (0.67)
 Extraordinary loss on
  retirement of debt               (0.08)
                             ------------
Net Income Per Share               $1.24
                             ============

The Accompanying Notes are an Integral Part of the Financial
Statements.

Consolidated Balance Sheet
Harnischfeger Industries, Inc.

Years Ended October 31,
(DOLLAR AMOUNTS IN THOUSANDS)
                                      1997          1996
Assets
Current Assets:
 Cash and cash equivalents
  (including cash equivalents
  of $6,376 and $3,455 in
  1997 and 1996,
  respectively, at cost which
   approximates market)            $  29,383 $   36,936
 Accounts receivable - net           836,169    667,786
 Inventories                         594,761    547,115
 Businesses held for sale              9,323     26,152
 Other current assets                119,076    132,261
                                    --------- ---------
                                   1,588,712  1,410,250
Property, Plant and Equipment:
 Land and improvements                60,724     48,371
 Buildings                           293,501    301,010
 Machinery and equipment             821,479    776,332
                                    --------- ---------
                                   1,175,704  1,125,713
 Accumulated depreciation           (518,604)  (491,668)
                                    --------- ----------
                                     657,100    634,045
Investments and Other Assets:
 Goodwill                            508,634    512,693
 Intangible assets                    33,027     39,173
 Other assets                        137,062     93,868
                                   --------- ----------
                                     678,723    645,734
                                    --------- ----------
                                 $ 2,924,535 $2,690,029
                                   ========= ==========
Liabilities and Shareholders' Equity
Current Liabilities:
  Short-term notes payable, including
    current portion of
    long-term obligations         $  225,853 $   49,633
  Trade accounts payable             460,689    346,056
  Employee compensation
    and benefits                     132,268    160,488
  Advance payments and progress
   billings                           85,680    155,199
  Accrued warranties                  47,753     50,718
  Other current liabilities          228,254    315,033
                                   --------- ----------
                                   1,180,497  1,077,127

Long-term Obligations                713,466    657,765
Other Liabilities:
  Liability for postretirement
   benefits                           56,202     78,814
  Accrued pension and
   related costs                      36,707     39,902
  Other liabilities                   11,608     14,364
  Deferred income taxes               78,671     54,920
                                    --------- ----------
                                     183,188    188,000
Minority Interest                     97,724     93,652
Shareholders' Equity:
  Common stock (issued 51,607,172
   and 51,406,946 shares,
   respectively)                      51,607     51,407
  Capital in excess of par value     625,358    615,089
  Retained earnings                  253,727    148,175
  Cumulative translation
   adjustments                       (41,440)   (37,584)
  Less: Stock Employee
         Compensation Trust
         (1,433,147 and
         1,533,993 shares,
         respectively) at market     (56,430)   (61,360)
          Treasury Stock (3,127,697
        and 2,274,613 shares,
         respectively) at cost       (83,162)   (42,242)
                                 ------------  ---------
                                     749,660     673,485
                                 ------------  ---------
                                 $ 2,924,535 $ 2,690,029
                                ============  ==========

The Accompanying Notes are an Integral Part of the Financial
Statements.

Consolidated Statement of Cash Flow
Harnischfeger Industries, Inc.

Years Ended October 31,
(DOLLAR AMOUNTS IN THOUSANDS)
                                       1997       1996
Operating Activities
 Net income                            $ 125,281   $ 114,217
  Add (deduct) - Items not
   affecting cash:
     Restructuring charge                      -      43,000
     Loss from discontinued operations,
       net of income taxes                     -         -
     Extraordinary loss on retirement
       of debt, net of income taxes       12,999         -
     Net gain on sale of
       Measurex investment,
       net of income taxes                     -         -
     Depreciation and amortization        94,425      89,270
     Minority interest,
       net of dividends paid               6,127       3,254
     Deferred income taxes - net          58,145      18,855
     Other - net                         (33,895)    (22,065)
  Changes in working capital,
    excluding the effects of
    acquisition opening balance sheets:
    (Increase) in accounts
     receivable - net                   (199,809)    (81,007)
    (Increase) in inventories            (48,276)    (30,291)
    (Increase) in other current assets   (23,550)    (10,978)
    Increase in trade accounts payable   114,927      18,223
    (Decrease) increase in employee
     compensation and benefits           (28,545)     (6,729)
    (Decrease) increase in advance
     payments and progress billings      (69,251)    (62,071)
    (Decrease) increase in
     other current liabilities           (87,923)      6,673
                                       ----------   ---------
  Net cash (used) provided by
    operating activities                 (79,345)     80,351
                                       ----------   --------
Investment and Other Transactions
    Purchase of Dobson Park Industries plc,
      net of cash acquired of $4,631           -    (325,369)
    Purchase of Pulp Machinery Division
      of Ingersoll-Rand, net of
      cash acquired of $6,858                  -    (112,372)
    Other acquisitions,
      net of cash acquired               (17,097)    (11,350)
    Proceeds from sale of
      New Philadelphia Fan Co.            18,051           -
    Proceeds from sale of
      Castings Division                    7,229           -
    Proceeds from sale of non-core
      Dobson Park businesses              16,829      73,848
    Proceeds from sale of Joy
      Environmental Technologies               -      11,651
    Proceeds from sale of investment
      in Measurex Corporation                  -           -
    Proceeds from sale of
      Syscon Corporation                       -           -
    Property, plant and equipment
      - acquired                        (133,497)    (83,388)
    Property, plant and
      equipment - retired                 33,549      16,826
    Other - net                          (27,368)      6,174
                                       ----------  ----------
  Net cash (applied to)
    provided by investment and
    other transactions                  (102,304)   (423,980)
                                       ----------  ----------
Financing Activities
    Purchase of treasury stock           (40,720)         -
    Dividends paid                       (19,151)    (18,905)
    Exercise of stock options              7,164       6,762
    Issuance of long-term obligations    261,411     198,892
    Redemption of long-term obligations (198,270)     (2,334)
    Increase (decrease) in
      short-term notes payable           166,505     (43,973)
                                       ---------    ---------
  Net cash provided by (applied to)
     financing activities                176,939     140,442
                                       ---------   ---------
  Effect of Exchange Rate Changes
     on Cash and Cash Equivalents         (2,843)      1,080
                                       ----------   ---------
  (Decrease) Increase in Cash
     and Cash Equivalents                 (7,553)   (202,107)
                                       ----------  ----------
  Cash and Cash Equivalents
     at Beginning of Year                 36,936     239,043
                                      ----------   ----------
  Cash and Cash Equivalents
     at End of Year                     $ 29,383    $ 36,936
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
                                         =======    ========

The Accompanying Notes are an Integral Part of the Financial
Statements.

Consolidated Statement
of Shareholders' Equity
Harnischfeger Industries, Inc.

(DOLLAR AMOUNTS IN THOUSANDS)

                                                Cumulative
                                     Retained  Translation
                                     Earnings  Adjustments
Balance at October 31, 1994          $15,361    $(37,452)
 Net income                           57,404
 Exercise of 861,930 stock
  options
 Dividends paid ($0.40 per share)    (19,205)
 Dividends on shares held by SECT
 Adjust SECT shares to
  market value
 Translation adjustments                          (4,666)
110,000 shares acquired
  as Treasury Stock
 457,991 shares transferred from
  Treasury Stock to SECT
 Purchase of 425,345 shares
  by employee benefit plans
                                    --------  ---------
Balance at October 31, 1995           53,560    (42,118)
 Net income                          114,217
 Exercise of 320,172 stock
  options
 Issuance of restricted stock
 Dividends paid ($0.40 per share)    (19,602)
 Dividends on shares held by SECT
 Adjust SECT shares to
  market value
 Translation adjustments                        4,534
 Purchase of 230,000 shares
  by employee benefit plans
                                     ------    --------
Balance at October 31, 1996         148,175    (37,584)
 Net income                         125,281
 Exercise of 301,072 stock
  options
 Dividends paid ($0.40 per share)   (19,729)
 Dividends on shares held by SECT
 Adjust SECT shares to
  market value
 Translation adjustments                       (3,856)
 Purchase of 209,373 shares
  by employee benefit plans
 1,062,457 shares
  acquired as treasury stock
 Amortization of unearned
  compensation on restricted stock
                                    --------   --------
Balance at October 31, 1997         $253,727  $(41,440)
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
                                    ========= =========

The Accompanying Notes are an Integral Part of the Financial
Statements.

Consolidated Statement
of Shareholders' Equity
Harnischfeger Industries, Inc.

(DOLLAR AMOUNTS IN THOUSANDS)



                                          Total
                                         ------
Balance at October 31, 1994             $499,727
 Net income                               57,404
 Exercise of 861,930 stock
  options                                 17,309
 Dividends paid ($0.40 per share)        (19,205)
 Dividends on shares held by SECT            681
 Adjust SECT shares to
  market value                              -
 Translation adjustments                  (4,666)
 110,000 shares acquired
  as Treasury Stock                       (3,009)
 457,991 shares transferred from
  Treasury Stock to SECT                    -
 Purchase of 425,345 shares
  by employee benefit plans               11,035
                                        --------
Balance at October 31, 1995              559,276
 Net income                              114,217
 Exercise of 320,172 stock
  options                                  6,762
 Issuance of restricted stock                366
 Dividends paid ($0.40 per share)        (19,602)
 Dividends on shares held by SECT            697
 Adjust SECT shares to
  market value                              -
 Translation adjustments                   4,534
 Purchase of 230,000 shares
  by employee benefit plans                7,235
                                       ---------
Balance at October 31, 1996              673,485
 Net income                              125,281
 Exercise of 301,072 stock
  options                                  7,164
 Dividends paid ($0.40 per share)        (19,729)
 Dividends on shares held by SECT            578
 Adjust SECT shares to
  market value                              -
 Translation adjustments                  (3,856)
 Purchase of 209,373 shares
  by employee benefit plans                8,470
 Purchase of 1,062,457 shares
  acquired as treasury stock             (44,808)
 Amortization of unearned
  compensation on restricted stock         3,075
                                        --------
Balance at October 31, 1997             $749,660
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

Details of the restructuring charge are as follows:
                           Original  Reserve   10/31/97
                            Reserve   Utilized  Reserve
Employee severance         $15,900   $(12,851) $ 3,049
Machinery and
 equipment dispositions      7,600     (6,830)     770
Closure of facilities        6,800       (703)   6,097
Sale of businesses           6,000     (3,085)   2,915
Other                        6,700     (6,301)     399

                          --------   ---------  -------
                           $43,000   $(29,770 ) $13,230
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

Note 6
Income Taxes

The components of income for the Company's domestic and foreign operations for the years ended October 31 were as follows:

                           1997      1996       1995
Domestic                $126,230  $ 82,533  $102,701
Foreign                   92,899    99,228    37,951
                        --------  --------  --------
Pre-tax income from
  continuing operations
  before Joy merger costs
  and gain on sale of
  Measurex investment   $219,129  $181,761  $140,652
                        ========  ========  ========

The consolidated provision for income taxes included in the
Consolidated Statement of Income for the years ended October
31 consisted of the following:
                           1997      1996      1995
Current provision(benefit):
   Federal              $ (5,048) $  4,957  $17,934
   State                   1,618     2,288    1,311
   Foreign                24,691    36,474   14,690
                        --------- --------- -------
Total current             21,261    43,719   33,935
Deferred provision
 (credit):
   Federal                44,784    13,409    7,721
   State and foreign        (236)    6,472    1,509
                       ---------   -------  -------
Total deferred            44,548    19,881    9,230
                         -------   -------  -------
Total consolidated
   income tax provision  $65,809  $63,600   $43,165
                         =======  =======   =======

The income tax provision is included in the Consolidated
Statement of Income as follows:

                          1997      1996      1995
Continuing operations    $ 74,475  $63,600   $53,500
Loss from discontinued
   operations                -        -       (8,015)
Extraordinary item -
   retirement of debt      (8,666)    -       (2,320)
                          --------  -------   -------
                           $65,809  $63,600   $43,165
                           =======   =======   =======

The difference between the federal statutory tax rate and
the effective tax rate on continuing operations for the
years ended October 31 are as follows:
                             1997     1996       1995
Federal statutory tax rate   35.0%    35.0%      35.0%
Goodwill amortization
  not deductible for
  tax purposes                1.6      1.9        0.7
Differences in foreign
  and U.S. tax rates          9.2      3.4        0.3
Differences in Foreign
  Sales Corporation and
  U.S. tax rate              (0.8)    (0.6)      (1.5)
State income taxes, net
   of federal tax impact      0.8      1.8        0.5
General business and foreign
   tax credits utilized     (14.4)    (9.1)      (1.5)
Other items-net               2.6      2.6        1.5
                             -----    -----     -----
Effective tax rate           34.0%    35.0%      35.0%
                             =====    =====      =====

Temporary differences and carryforwards which gave rise to the net deferred tax (liability) asset at October 31 are as follows:

                              1997         1996
Inventories                   $(16,788)    $(22,601)
Reserves not currently
   deductible                    5,757       59,892
Depreciation and amortization
   in excess of book expense   (41,926)     (54,666)
Employee benefit related items  15,319       22,823
Tax credit carryforwards        28,300       14,579
Tax loss carryforwards          65,032       71,572
Other - net                    (65,618)     (36,956)
Valuation allowance            (34,895)     (44,968)
                              ---------    ---------
Net deferred tax
  (liability) asset           $(44,819)    $  9,675
                               =======      =======

This net (liability) asset is included in the Consolidated
Balance Sheet in the following captions:

                                1997         1996

Other current assets          $ 33,852    $ 64,595
Deferred income taxes          (78,671)    (54,920)
                              ---------   ---------
                              $(44,819)   $  9,675
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

     In addition, upon a change of control of JTI, JTI is required to make an offer to purchase the Senior Notes then outstanding at a purchase price equal to 101% of the principal amount thereof plus accrued interest. On December 29, 1994, JTI issued an offer to purchase for cash at 101% any and all of its outstanding 10 1/4% Senior Notes. This offer expired on February 10, 1995 with $270 being repurchased under the offer. Prior to this tender offer, the Company had purchased $11,350 of outstanding 10 1/4% Senior Notes in unsolicited open market transactions. In 1995, as a result of the 10-1/4% Senior Note repurchases and repayment of remaining borrowings under JTI's Bank Facility, the Company recorded an extraordinary loss on debt retirement, net of applicable income taxes, of $(3,481), or $(0.08) per share, consisting primarily of unamortized financing costs and purchase premiums.

     On October 7, 1997, JTI issued a fixed-spread tender offer to purchase any and all of its 10 1/4% Senior Notes. This offer expired on October 21, 1997 with $180,650 being repurchased under the offer. In 1997, as a result of the 101/4% Senior Note repurchases, the Company recorded an extraordinary loss on debt retirement, net of applicable income taxes, of $(12,999), or $(0.27) per share, consisting primarily of unamortized financing costs and purchase premiums. Debt purchased was funded through available cash and credit facilities. It is the Company's current intention to redeem the remaining notes in September, 1998.

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

Net interest expense consisted of the following:
                           1997        1996       1995
Interest income        $  3,458    $   6,505   $ 11,035
Interest expense        (76,001)     (68,763)   (51,748)
                      ----------   ----------   ---------
Interest
  expense - net        $(72,543)   $ (62,258)  $(40,713)
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

     Net periodic postretirement benefit cost includes the following components:
                         1997           1996           1995
Service cost        $     163      $     327      $     502
Interest cost on
  accumulated
  postretirement
  benefit obligation    4,743          5,632          6,475
Amortization of prior
  service (credit)    (12,810)       (10,780)        (9,417)
Net amortization and
  deferral             (2,943)        (2,624)          (225)
                    ----------      ---------      ---------
Net periodic
  postretirement
  benefit cost      $ (10,847)     $  (7,445)     $  (2,665)
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

     In fiscal 1997, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," but elected to continue to measure compensation cost using the intrinsic value method, in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options granted in 1996 and 1997, consistent with the methodology in SFAS No. 123, the pro forma effects on the Company's net income and earnings per share would not have been material.

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

Segments of Business by Industry

                                      Total        Operating
                                      Sales        Income
                                    ---------      ---------
1997
Mining Equipment                   $1,467,341     $ 201,803
Pulp and Paper Machinery            1,267,847        76,485
Material Handling                     353,350        38,399
                                   ----------     ---------
 Total continuing operations        3,088,538       316,687
Corporate                                   -       (25,015)
                                   ----------      ---------
 Consolidated total                $3,088,538     $ 291,672
                                   ==========     =========
1996
Mining Equipment                   $1,405,936     $ 183,141
Pulp and Paper Machinery            1,134,779        48,511(1)
Material Handling                     323,216        33,107
                                   ----------     ---------
  Total continuing operations       2,863,931       264,759
Corporate                                   -       (20,740)
  Consolidated total               $2,863,931     $ 244,019
                                   ==========     =========
1995
Mining Equipment                   $  941,779     $ 122,116
Pulp and Paper Machinery              970,418        56,062
Material Handling                     239,882        22,850
                                   ----------     ---------
  Total continuing operations       2,152,079       201,028
Corporate                                   -       (19,663)
Discontinued Operations                     -             -
                                   ----------      ---------
  Consolidated total               $2,152,079      $181,365
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
                              ===========    =========

Geographical Segment Information
                               Sales to
                             Unaffiliated       Operating
                              Customers          Income
                             -----------       --------
1997
   United States              $1,841,176          $219,685
   Europe                        595,022           114,629
   Other Foreign                 652,340            50,077
   Interarea Eliminations             -            (67,704)
                              ----------          --------
                              $3,088,538          $316,687
                              ==========          ========
1996
   United States              $1,647,142          $156,556
   Europe                        679,176            86,273
   Other Foreign                 537,613            49,263
   Interarea Eliminations              -           (27,333)
                              ----------           --------
                              $2,863,931          $264,759
                              ==========          ========
1995
   United States              $1,490,156          $165,916
   Europe                        293,689            19,520
   Other Foreign                 368,234            35,290
   Interarea Eliminations              -           (19,698)
                              ----------         ---------
                              $2,152,079          $201,028

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

                          1997       1996        1995
Net sales              $   -        $  -     $101,472
Loss before
  income taxes             -           -     (39,250)
Income taxes credit        -           -       8,015
                        ------     -----     ---------
Loss from
  discontinued
  operations           $   -        $  -    $(31,235)
                        ===== =    =====    =========

Note 17
Subsequent Event-Restatement of Operating Results

     During the second quarter of fiscal 1998, the Company identified at its Beloit Corporation subsidiary additional estimated contract costs of approximately $155,000 related to four, large ongoing Indonesian projects with total contract values aggregating approximately $600,000. At the direction of the Company's Board of Directors, a special review was undertaken to assess the reasonableness of the revised cost estimates and the related financial reporting implications. Based upon the Company's internal review and the results of the special review, it has been determined that $27,600 of the approximate $155,000 in additional contract costs relate to certain isolated costs which were inadvertently overlooked in the preparation of the year-end cost estimates on these contracts. As such, $27,600 of these costs are more appropriately recorded in the fourth quarter of fiscal 1997 and the remaining $127,400 will be recorded in the Company's first and second quarters of fiscal 1998. Accordingly, the Company's fiscal 1997 financial statements have been restated as follows:

                                     As Reported         Restated
Income before provision for income
  taxes and minority interest         $  246,729       $ 219,129

Provision for income taxes               (83,875)        (74,475)

Minority interest                        (10,014)         (6,374)
                                      ----------       ---------
Income from continuing operations     $  152,840       $ 138,280
                                      ==========       =========
Net Income                            $  139,841       $ 125,281
                                      ==========       =========
Earnings per share
 Income from continuing operations    $     3.20       $    2.89
  Net income                                2.93            2.62

     The additional estimated contract costs of approximately $155,000 on these Indonesian contracts are based upon the Company's best estimate at this time of the total estimated costs to complete these contracts. The actual costs may vary significantly from these estimates based upon numerous factors, including the volatility of the Indonesian political and economic situation and delivery, performance and other risks inherent in executing these large, complex projects.

Report of Independent Accountants

To the Directors and Shareholders of Harnischfeger
Industries, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) of this Form 10-K/A, after the restatement described in Note 17, present fairly, in all material respects, the financial position of Harnischfeger Industries, Inc., and its subsidiaries (the "Company") at October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP

Milwaukee, Wisconsin
November 18, 1997, except as to Note 17, which is as of June
1, 1998


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
Market price of common stock:
  High                   $ 35 1/4     $ 42 1/8
  Low                      28 5/8       33 3/4


Unaudited Quarterly Financial Data and Stock Prices
Harnischfeger Industries, Inc.

(Dollar amounts in thousands except per share and market price amounts)
                            Fiscal Quarter 1997
                           Third          Fourth
                          ------          ------
Net sales                $786,029       $808,520
Gross profit              185,681        172,336
Operating income           75,270         57,529
Income from continuing
 operations                35,890         26,561
Extraordinary loss on
 retirement of debt, net of
 applicable income taxes        -       (12,999)
                         --------      ---------
Net income               $ 35,890      $ 13,562
                         ========      =========

Earnings per share:
Income from continuing
  operations             $   0.75      $   0.55
Extraordinary loss on
   retirement of debt           -         (0.27)
                         --------      ---------
Net income per share     $   0.75      $   0.28
                         ========      =========
Market price of common stock:
  High                    $43 7/8     $ 44 13/16
  Low                      38 7/8       37 15/16


                         Fiscal Quarter 1996
                       Third             Fourth (1)
                      -------            ----------
Net sales                $779,752       $711,986
Gross profit              182,487        194,828
Operating income           79,502         38,690
Net income               $ 37,692       $ 19,779
                         ========       ========
Earnings per share:
Net income per share     $   0.80       $   0.41
                         ========       ========
Market price of common stock:
  High                   $ 41 5/8       $ 41
  Low                      30 1/4         30 7/8

(1) After restructuring charge of $43,000 ($21,830 after tax, or $0.46 per share)

Unaudited Quarterly Financial Data and Stock Prices
Harnischfeger Industries, Inc.

(Dollar amounts in thousands except per share and market price amounts)
                                        1997
                                        Year
                                       ------
Net sales                             $3,088,538
Gross profit                             719,423
Operating income                         291,672
Income from continuing operations        138,280
Extraordinary loss on
 retirement of debt, net of
 applicable income taxes                 (12,999)
                                      -----------
Net income                            $  125,281
                                      ===========
Earnings per share:
Income from continuing operations     $     2.89
Extraordinary loss on
   retirement of debt                      (0.27)
                                      -----------
Net income per share                  $     2.62
                                     ===========
Market price of common stock:
  High                                $ 50
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
                                      ==========
Market price of common stock:
  High                                $   42 1/8
  Low                                     28 5/8

(1) After restructuring charge of $43,000 ($21,830 after tax, or $0.46 per share)

Item 9.        Changes in and disagreements with
               Accountants on Accounting and
               Financial Disclosure:  None


                       PART III

     All information required by Items 10 through 13 of Part III, with the exception of information on the Executive Officers which appears in Part I of this report, is incorporated by reference from the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders dated February 23, 1998.


                      PART IV


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

      (2) Financial Statement Schedule

      For the Years Ended October 31, 1997, 1996 and 1995:

      II. Valuation and Qualifying Accounts


            HARNISCHFEGER INDUSTRIES, INC.
                   SCHEDULE VIII
         VALUATION AND QUALIFYING ACCOUNTS
               (Thousands of Dollars)


                                      Balance at   Additions
                                       Beginning       by
        Classification                  of Year   Acquisition
------------------------------        ----------  -----------
Allowances Deducted in Balance Sheet
  from Accounts Receivable:

For the year ended October 31, 1997
   Doubtful accounts                    $ 8,612    $  158
                                          ======   ======
For the year ended October 31, 1996
   Doubtful accounts                    $ 7,604    $2,240
                                         ======    ======
For the year ended October 31, 1995
   Doubtful accounts                    $ 7,230    $  495
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


      (3) Exhibits and Exhibit Index

See the Exhibit Index included as the last part of this report which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk (*) following the description of the exhibit.

(b)  Reports on Form 8-K

     NONE


                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended and restated report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Francis, Wisconsin, on the 15th day of June 1998.


                          HARNISCHFEGER INDUSTRIES, INC.
                                  (Registrant)

                           /s/FRANCIS M. CORBY, JR.
                         ----------------------------
                            Francis M. Corby, Jr.
                         Executive Vice President for
                         Finance and Administration


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this amended and restated report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 15, 1998.

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

-------------------------
(1) Jeffery T. Grade, by signing his name hereto, does hereby sign and execute this amended and restated report on behalf of each of the above-named Directors of Harnischfeger Industries, Inc. pursuant to powers of attorney executed by each of such Directors and filed with the Securities and Exchange Commission as an exhibit to this report.


June 15, 1998

By:     /s/JEFFERY T. GRADE
       --------------------
           Jeffery T. Grade,
           Attorney-in-fact



                      EXHIBIT INDEX

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

  (j) Amendment No. 1 to the Rights Agreement dated as of October 9, 1995 (incorporated by reference to Exhibit 4(j) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1997, File No. 1-9299).

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

  (n)     $500,000,000 Credit Agreement dated as of
          October 17, 1997 among Harnischfeger Industries
          Inc. as borrower and each other financial institution which from time to time thereto as lenders, Chase
          Manhattan Bank as Administrative Agent, First
          Chicago Markets, Inc. as Syndication Agent and Royal
          Bank of Canada as Documentation Agent (incorporated by reference to Exhibit 4(n) to Report of Harnischfeger
          Industries, Inc. on Form 10-K for the year ended
          October 31, 1997, File No. 1-9299).

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

  (d) Long-Term Compensation Plan for Key Executives as of September 8, 1997 (incorporated by reference to Exhibit 10(d) to Report of Harnischfeger
          Industries, Inc. on Form 10-K for the year ended October 31,
          1997, File No. 1-9299).*

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

  (h) Long-Term Compensation Plan for Directors as of September 8, 1997 (incorporated by reference to Exhibit 10(h) to Report of Harnischfeger
          Industries, Inc. on Form 10-K for the year ended
          October 31, 1997, File No. 1-9299).*

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

  (k)     Harnischfeger Industries Deferred Compensation
          Trust as amended and restated as of October 9, 1995
          (incorporated by reference to exhibit 10 to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended January 31, 1995, File No. O1-9299).*

  (l)     Amendment No. 1 to Harnischfeger Industries
          Deferred Compensation Trust as amended and restated as of October 9, 1995 (incorporated by reference to Exhibit 10(j) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1996, File No. 01-9299).*

  (m)     Amended and Restated Grant Letter issued on
          June 8, 1997 to Jeffery T. Grade (incorporated
          by reference to Exhibit 10(m) to Report of
          Harnischfeger Industries, Inc. on Form 10-K for the year
          ended October 31,   1997, File No. 1-9299).*

  (n)     Amended and Restated Grant Letter issued on
          June 8, 1997 to Francis M. Corby, Jr
          (incorporated by reference to Exhibit 10(n) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1997, File No. 1-9299).*

11 Statement Re Computation of Earnings Per Share, filed herewith.

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to Report of Harnischfeger
          Industries, Inc. on Form 10-K for the year ended
          October 31, 1997, File No. 1-9299.

23        Consent of Price Waterhouse LLP, filed herewith

24 Powers of Attorney (incorporated by reference to Exhibit 24 to Report of Harnischfeger Industries, Inc. on
          Form 10-K for the year ended October 31, 1997, File
          No. 1-9299.

27        Amended Financial Data Schedule, filed herewith.

*Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K/A.
----------------------


                                                   EXHIBIT 11
                   HARNISCHFEGER INDUSTRIES, INC.
             CALCULATIONS OF EARNINGS (LOSS)PER SHARE
    (Dollar amounts in thousands except per share amounts)

                                                   Year Ended October 31,
                                                   ----------------------

     Determination of Number of Shares          1997        1996      1995
     ---------------------------------          ----        ----      ----
Average shares outstanding..............   47,826,813   47,196,388 46,218,144
                                           ==========   ========== ==========
            Net Income (Loss)
            -----------------
Income from Continuing Operations.......     $138,820     $114,217    $92,120
Loss from and Net Loss on Sale of
  Discontinued Operation, net of
  applicable income taxes...............         -            -       (31,235)
Extraordinary Loss on Retirement of Debt,
  net of applicable income taxes........      (12,999)        -        (3,481)
                                             ---------    --------   ---------
Net Income .............................     $125,821     $114,217   $ 57,404
                                             ========     ========   =========
            Earnings (Loss) Per Share
            -------------------------
Income from continuing operations.......      $  2.89      $  2.42   $   1.99
Loss from and net loss on sale of
 discontinued operation.................        -             -         (0.67)
Extraordinary loss on retirement of debt.       (0.27)        -         (0.08)
                                               -------     -------   ---------
Net Income Per Share.....................     $  2.62      $  2.42   $   1.24
                                              =======      =======   ========


                                       Exhibit 23

         CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 and in the Registration Statements on Form S-8 listed below of Harnischfeger Industries, Inc. of our report dated November 18, 1997, except as to Note 17, which is as of June 1, 1998, appearing in this Annual Report on Form 10-K/A.

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

Milwaukee, Wisconsin
June 15, 1998