Form 10-Q/A
period 1998-01-31
HARNISCHFEGER INDUSTRIES INC
filed 1998-06-15
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
         ----------------------------------
              Washington, D.C.  20549

                    FORM 10-Q/A
                     ---------
                     (MARK ONE)
      Amendment Number One and Restatement of:

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

                    FORM 10-Q/A
                     ----------
                  JANUARY 31, 1998
                 -----------------
                       INDEX
                       ------


                                           Page No.
                                            --------
PART I.   Financial Information:

               Consolidated Statement of Income -   1
                  Three Months Ended
                  January 31, 1998 and 1997

               Consolidated Balance Sheet -   2-3
                  January 31, 1998 and
                  October 31, 1997

               Consolidated Statement of
                  Cash Flows -                 4
                  Three Months Ended
                  January 31, 1998 and 1997

               Consolidated Statement of
               Shareholders' Equity -          5
                  Three Months Ended
                  January 31, 1998 and 1997

               Notes to Consolidated
                  Financial Statements       6-11

                 Management's Discussion and
                 Analysis of Results of
                 Operations and Financial
                 Condition                  12-16


PART II.  Other Information                 16-18

Signatures                                         19

The registrant hereby amends Part I and Item 6 of its
Quarterly Report for the period ended January 31, 1998, on
Form 10-Q and restates such report in its entirety.
PART I.  FINANCIAL INFORMATION
------------------------------

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF INCOME
--------------------------------
(Amounts in thousands except per share amounts)
(Unaudited)


                                                          Three Months Ended
                                                               January 31,
                                                          --------------------
                                                  1998     1997
                                                  -----             -----
Revenues
   Net Sales                                                     $634,327   $699,411
   Other Income                                                    10,158      8,760
                                                        --------  --------
                                                 644,485  708,171

Cost of Sales, including anticipated
  losses on contracts                                             561,253    527,637
Product Development, Selling
  and Administrative Expenses                                     112,181    113,034
                                                        --------- --------
Operating Income (Loss)                                           (28,949)    67,500
Interest Expense - Net                                            (18,772)   (16,497)
                                                        --------- --------
Income (Loss) Before Provision (Benefit)
   for Income Taxes and Minority Interest                         (47,721)    51,003

(Provision) Benefit for Income Taxes                      16,230   (17,850)

Minority Interest                                                   9,924     (2,295)
                                                        --------- --------
Net Income (Loss)                                               $ (21,567)  $ 30,858
                                                                 =========  ========

Earnings Per Share
  Basic                                                 $ (0.46)    $ 0.65
                                                  ======   ======
  Diluted                                                        $ (0.46)     $ 0.64
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

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED BALANCE SHEET
--------------------------
(Dollar amounts in thousands)


 January 31,                                    October 31,
     1998                                           1997
-------------                                  -------------
                                                (Unaudited)
Liabilities and Shareholders' Equity

Current Liabilities:
  Short-term notes payable, including current
    portion of long-term obligations                           $   136,624 $  225,853
  Trade accounts payable                            409,430        460,689
  Employee compensation and benefits                114,166        132,268
  Advance payments and progress billings            119,647         85,680
  Accrued warranties                                 61,087         47,753
  Other current liabilities                         260,686        228,254
  ----------                                     ----------
       1,101,640                                  1,180,497

Long-term Obligations                               895,011        713,466

Other Liabilities:
  Liability for postretirement benefits              50,952         56,202
  Accrued pension costs                              36,047         36,707
  Other liabilities                                  10,994         11,608
  Deferred income taxes                              84,589         78,671
 ---------                                        ---------
       182,582                                      183,188

Minority Interest                                    87,042         97,724

Shareholders' Equity:
  Common stock (issued 51,609,991 and
     51,607,172 shares, respectively)                51,610         51,607
  Capital in excess of par value                    621,205        625,358
  Retained earnings                                 227,371        253,727
  Cumulative translation adjustments                (57,377)       (41,440)
  Less:  Stock Employee Compensation
        Trust (1,433,147 and 1,433,147
        shares, respectively) at market             (50,160)       (56,430)
      Treasury Stock (3,714,654 and
           3,127,697 shares, respectively)
           at cost                                 (104,698)       (83,162)
               -----------                       -----------
                  687,951                           749,660
               -----------                       -----------
               $2,954,226                        $2,924,535

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollar amounts in thousands)
   (Unaudited)
                                    Three Months Ended
                                          January 31,
                                  -------------------------
                                                      1998          1997
                    ----                             ----
Operating Activities
   Net income (loss)                              $ (21,567)      $ 30,858
        Add (deduct) - Items not affecting cash:
     Depreciation and amortization                   23,581         25,079                Minority interest (9,924)    2,295
        Other - net                                   2,762         (3,941)
   Changes in working capital, exclusive of
    acquisition and divestiture of businesses
        (Increase) in accounts receivable - net                    (64,543)   (7,896)
     (Increase) in inventories                      (44,655)        (3,573)
        (Increase) in other current assets          (25,178)        (3,800)
        (Decrease) increase in trade accounts payable              (46,526)    8,271
        (Decrease) in employee compensation
      and benefits                                  (17,676)       (25,082)
        Increase (decrease) in advance payments and
      progress billings                              36,148         (7,619)
        Increase (decrease) in other current liabilities            11,116   (13,078)
         ---------                                ----------
           Net cash (applied to) provided by
             operating activities                  (156,462)         1,514
         ---------                                ----------
Investment and Other Transactions
  Proceeds from sale of J&L Fiber Services          108,000              -
  Other acquisitions, net of cash acquired                -         (5,325)
  Property, plant and equipment acquired            (30,214)       (31,604)
  Property, plant and equipment retired                 957         21,295
   Other - net                                        1,934         (1,394)
         ---------                                ----------
           Net cash provided by (applied to)
          investment and other transactions          80,677        (17,028)
         ---------                                ----------
Financing Activities
   Dividends paid                                    (4,646)        (4,781)
   Exercise of stock options                             63          2,479
  Purchase of treasury stock                        (23,878)             -
   Issuance of long-term obligations                181,786            439
  Redemption of long-term obligations                  (352)          (289)
  (Decrease) increase in short-term notes payable   (88,191)           875
         ---------                                ----------
           Net cash provided by (applied to)
           financing activities                      64,782         (1,277)
         ---------                                ----------
Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                    (315)           692
         ---------                                ----------
(Decrease) in Cash and Cash Equivalents             (11,318)       (16,099)
Cash and Cash Equivalents at Beginning of Period     29,383         36,936

         ---------                                ----------
Cash and Cash Equivalents at End of Period         $ 18,065      $  20,837
         =========                                ==========

See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
-----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                                                  Capital in
                                       Common                      Excess of
                                        Stock                      Par Value
                                      --------                   -----------
Three Months Ended January 31, 1998
-----------------------------------
Balance at October 31, 1997                       $51,607          $625,358
   Net Loss
   Translation adjustments
   Exercise of 2,819 stock options                      3                60
  Dividends paid ($.10 per share)
   Dividends on shares held by SECT                                     143
   Adjust SECT shares to market value                                (6,270)
   83,043 shares purchased by employee
     benefit plans                                                    1,739
   670,000 shares acquired as treasury stock
   Amortization of unearned compensation on
     restricted stock                                                   175
                                      --------                    ----------
Balance at January 31, 1998                       $51,610           $621,205
                                      ========                    ==========

Three Months Ended January 31, 1997
-----------------------------------
Balance at October 31, 1996                       $51,407           $615,089

   Net income
   Translation adjustments
   Exercise of 124,624 stock options                   39                753
   Dividends paid ($.10 per share)
   Dividends on shares held by SECT                                      148
   Adjust SECT shares to market value                                  4,584
   130,000 shares purchased by
     employee benefit plans                                            2,484
   Amortization of unearned compensation on
     restricted stock                                                    203
                                      --------                    ----------
 Balance at January 31, 1997                      $51,446           $623,261
                                      ========                    ==========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                                                  Cumulative
                                      Retained                   Translation
                                      Earnings                   Adjustments
                                    ----------                   -----------
Three Months Ended January 31, 1998
-----------------------------------
Balance at October 31, 1997                     $253,727           $(41,440)

   Net loss                                      (21,567)
   Translation adjustments                                          (15,937)
   Exercise of 2,819 stock options
  Dividends paid ($.10 per share)                 (4,789)
   Dividends on shares held by SECT
   Adjust SECT shares to market value
   83,043 shares purchased by employee
     benefit plans
   670,000 shares acquired as treasury stock
   Amortization of unearned compensation on
     restricted stock
                                     --------                      ---------
Balance at January 31, 1998                     $227,371           $(57,377)
                                     ========                      =========

Three Months Ended January 31, 1997
-----------------------------------
Balance at October 31, 1996                     $148,175           $(37,584)

   Net income                                     30,858
   Translation adjustments                                           11,577
   Exercise of 124,624 stock options
   Dividends paid ($.10 per share)                (4,929)
   Dividends on shares held by SECT
   Adjust SECT shares to market value
   130,000 shares purchased by
     employee benefit plans
   Amortization of unearned compensation on
     restricted stock
                                     ---------                    ----------
 Balance at January 31, 1997                    $174,104           $(26,007)
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

   Net Loss
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



                                                  Total
                                              ----------
Three Months Ended January 31, 1998
-----------------------------------
Balance at October 31, 1997                                       $749,660

   Net Loss                                                        (21,567)
   Translation adjustments                                         (15,937)
   Exercise of 2,819 stock options                           63
 Dividends paid ($.10 per share)                 (4,789)
   Dividends on shares held by SECT                         143
   Adjust SECT shares to market value                                    -
   83,043 shares purchased by employee
     benefit plans                                                   4,081
   670,000 shares acquired as treasury stock                       (23,878)
   Amortization of unearned compensation on
     restricted stock                                                  175
                                               --------
Balance at January 31, 1998                                       $687,951
                                                       ========

Three Months Ended January 31, 1997
-----------------------------------
Balance at October 31, 1996                                       $673,485

   Net income                                            30,858
   Translation adjustments                               11,577
   Exercise of 124,624 stock options                      2,479
   Dividends paid ($.10 per share)                       (4,929)
   Dividends on shares held by SECT                         148
   Adjust SECT shares to market value                         -
   130,000 shares purchased by
     employee benefit plans                               4,898
   Amortization of unearned compensation on
     restricted stock                                                  203
                                    --------
 Balance at January 31, 1997                                      $718,719
                                               ========

See accompanying notes to financial statements.

           HARNISCHFEGER INDUSTRIES, INC.
          -------------------------------
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JANUARY 31, 1998
      (Amounts in thousands unless indicated)

(a) Basis of Presentation
   ---------------------
   In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three months ended January 31, 1998 and 1997, cash flows for the three months ended January 31, 1998 and 1997, and financial position at January 31, 1998 have been made. All adjustments made are of a normal recurring nature except for the Company's Beloit
   Corporation ("Beloit") anticipated losses associated with Indonesian contracts discussed in note (k)
   Subsequent Event-Restatement of Operating Results. See note (b) for discussion regarding acquisitions.

   These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Harnischfeger Industries, Inc. amended and restated Annual Report on Form 10-K/A for the year ended October 31, 1997.

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




(i) Earnings Per Share
   ------------------
   In the first quarter of fiscal 1998, the Company adopted
   Statement of Financial Accounting Standard ("SFAS") No.
   128, "Earnings Per Share". Following is the reconciliation of the numerators and denominators used to calculate the basic and diluted earnings per share from continuing operations:

                             For The Three Months Ended
                                     January 31,
                            -----------------------------
      1998                                         1997
     -----                                        -------
   Basic Earnings Per Share
   ------------------------
   Income (loss) available for
     common shareholders                        $(21,567)          $30,858
   Average common shares outstanding              46,742            47,720

   Basic earnings per share                       $(0.46)            $0.65
   =======                                          =====
   Diluted Earnings Per Share
   --------------------------
   Income (loss) available for
      common shareholders                       $(21,567)           30,858
   Average common shares outstanding
     Common stock                                  46,742           47,720
     Assumed exercise of stock options                  -              538
   -------                                        -------
    46,742                                         48,258

   Diluted earnings per share                     $(0.46)            $0.64
    ======                                          =====

(j) Common Stock
   ------------
   In September, 1997, the Company announced that the board of directors had authorized the purchase of up to ten million shares of the Company's common stock. As of March 12, 1998, the Company had repurchased 1,676,400 through open-market transactions at a cost of approximately $65,300.

(k) Subsequent Event - Restatement of Operating Results
   ---------------------------------------------------
   During the second quarter of fiscal 1998, the Company identified at its Beloit Corporation subsidiary additional estimated contract costs of approximately
   $155,000 related to four, large ongoing Indonesian projects, with total contract values aggregating approximately $600,000. At the direction of the Company's Board of Directors, a special review was undertaken to assess the reasonableness of the revised cost estimates and the related financial reporting implications. The losses primarily relate to non-proprietary equipment, installation and erection, freight and other site construction costs, and overruns due to changes in estimates of costs to complete relating to these large-scale complex projects. Based upon the Company's internal review and the results of the special review by the Board of Directors with assistance by the Company's outside auditors, it has been determined that $82,000 of the approximate $155,000 in additional contract costs are more appropriately included in the fiscal 1998 first quarter cost estimates on these contracts, and $27,600 are more properly recorded in the fourth quarter of fiscal 1997. The remaining $45,400 will be recorded in the Company's second quarter of fiscal 1998. Accordingly, the Company's fiscal 1998 first quarter financial statements have been restated as follows:

                                        As Reported         Restated
                                        ------------             ---------
Income (loss) before (provision)
  benefit for income taxes and
  minority interest                          $    34,279            $  (47,721)

(Provision) benefit for income taxes         (11,650)            16,230
Minority Interest                                (900)                  9,924
                                          -----------                   -----------
Net Income (loss)                              $    21,729                   $  (21,567)
                                          ===========                   ===========
Earnings per share
 Basic                                    $ 0.46                   $(0.46)
                                          ======                   =======
 Diluted                                    0.46                    (0.46)
                                          ======                   =======

   The additional estimated contract losses of approximately $155,000 on these Indonesian contracts are based upon the Company's best estimate at this time of the total estimated costs to complete these contracts.
   The detailed review ordered by the Company's Board of Directors confirmed the reasonableness of the $155,000 additional cost estimate. The actual costs may vary significantly from these estimates based upon numerous factors, including the volatility of the Indonesian political and economic situation and delivery, performance and other risks and uncertainties inherent in executing these large, complex projects. These factors cannot be predicted with certainty and may effect income on a quarter-to-quarter basis.

   The detailed review has not revealed the existence of any accounting irregularities.

(l) Other
   -----
   On January 28, 1998, the Company announced the sale of 80 percent of the Company's P&H Material Handling unit for approximately $340,000 in cash at closing in a transaction with Chartwell Investments, Inc. In addition, the Company will receive preferred stock and royalty payments from the new company for 10 years. The
   1998 after-tax cash proceeds from the transaction are expected to total approximately $300,000.

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

Net loss for the three months ended January 31, 1998 amounted to $(21,567), or $(0.46) per basic share as compared to net income of $30,858, or $0.65 per basic share, for the three months ended January 31, 1997.

Basic earnings per share calculations for the first three months of 1998 and 1997 were based on 46,742 and 47,720 average shares outstanding, respectively, and diluted earnings per share for the first three months of 1998 and 1997 were based on 46,742 and 48,258 average shares outstanding, respectively.

Significant factors contributing to the $52,425 decrease in net income for the first three months of 1998 as compared to 1997 included: (1) $96,449 decrease in operating income in 1998 compared with 1997 in the Segment Information
                                  -------------------
section which follows, including $82,000 of anticipated losses associated with certain Beloit Corporation contracts in Indonesia, and (2) a $2,275 increase in interest expense in 1998, offset by (3) a $34,080 decrease in income taxes in 1998 primarily due to lower pre-tax income.



Segment Information
-------------------

Operating results of the Company's business segments for the first quarter of 1998 and 1997 are summarized as follows:

                         Net Sales            Operating Income
    1998                        1997          1998     1997
Mining Equipment              $321,122$350,454$38,527 $45,078
Pulp and Paper Machinery       236,722 268,975 14,507  20,874
Anticipated Losses on
 Contracts                                    (82,000)
  --------                    ------------------------
Total Pulp and Paper
  Machinery                    236,722 268,975(67,493) 20,874
P&H Material Handling           76,483  79,982  5,634   7,196
  --------                    ------------------------
  Total Business Segments     $634,327$699,411(23,332) 73,148
  ========                    ========
Corporate Administration                       (5,617) (5,648)
                              -------- -------
Operating Income (Loss)                              $(28,949)  $67,500
                              ================


(A) Backlog has been reduced by $2,703 due to sale of J&L
Fiber Services in November, 1997.

Segment Information
-------------------

Operating results of the Company's business segments for the first quarter of 1998 and 1997 are summarized as follows:

                                      Orders Booked                               Backlog at
                    1998      1997                     1/98         10/97
Mining Equipment                           $303,340          $378,417                  $  340,558   $  358,340
Pulp and Paper Machinery                    303,376           403,042           840,569(A)   776,618
Anticipated Losses on
 Contracts
                           --------        --------                 ---------    ---------
Total Pulp and Paper Machinery              303,376           403,042           840,569      776,618
P&H Material Handling                        78,499            59,333                      99,759       97,743
                           --------         --------               ----------    ---------
  Total Business Segments                  $685,215          $840,792                  $1,280,886   $1,232,701
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

The Pulp and Paper Machinery segment contributed sales and operating profit of $236,722 and $14,507, respectively, for the first three months of 1998 before the $82,000 of additional contract costs on the Indonesian contracts (See note (k) Subsequent Event - Restatement of Operating Results), as compared to net sales of $268,975 and operating profit of $20,874 for the corresponding period in 1997. Sales decreased 12% in 1998 over 1997 primarily due to a decrease in sales of original equipment caused by the weak global pulp and paper markets and by the stretch-out of production on two large fine paper machines for the Pacific Rim. Aftermarket sales were impacted by the previously announced sale of J&L Fiber Services ("J&L") in November, 1997. Operating results were adversely impacted by the lower sales levels and benefited from a $15,000 settlement of certain patent litigation and the gain on the sale of J&L, both of which were largely offset by previously capitalized expenses related to the litigation, additions to warranty reserves and certain non-recurring charges and adjustments related to customer contracts. Bookings for the first three months of 1998 amounted to $303,376 as compared to $403,042 for the same period in 1997, as 1997 included a $150,000 original equipment order for a customer in the Pacific Rim.

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


Liquidity and Cash Flows
------------------------

The Company's capital structure at January 31, 1998 and October 31, 1997 was as follows:

  January 31,                                   October 31,
    1998                                           1997
-----------                                    ------------
Short-term notes payable                        $  125,050     $  214,126
Long-term obligations,
  including current portion                        906,585        725,193
 ----------                                     ----------
1,031,635                                          939,319

Minority interest                                   87,042         97,724
Shareholders' equity                               687,951        749,660
----------                                      ----------
Total capitalization                            $1,806,628     $1,786,703
==========                                      ==========
Debt to capitalization ratio                         57.1%          52.6%
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

Other
-----
On January 28, 1998, the Company announced the sale of 80 percent of the Company's P&H Material Handling unit for approximately $340,000 in cash at closing in a transaction with Chartwell Investments, Inc. In addition, the Company will receive preferred stock and royalty payments from the new company for 10 years. The 1998 after-tax cash proceeds from the transaction are expected to total approximately $300,000.

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

Item 6  (a)    Exhibits:

        10(a)Harnischfeger Industries, Inc. Executive Incentive Plan, as amended and restated as of February 9, 1998 (incorporated by reference to
        Exhibit 10(a) to Report of Harnischfeger
        Industries, Inc. on Form 10-Q for the quarter ended January 31, 1998, File No. 1-9299).
          (b)Harnischfeger Industries, Inc. Long-Term
        Compensation Plan for Key Executives, as amended and restated as of February 9, 1998
        (incorporated by reference to Exhibit 10(b) to Report of Harnischfeger Industries, Inc. on Form
        10-Q for the quarter ended January 31, 1998, File No. 1-9299).
          (c)Harnischfeger Industries, Inc. Supplemental Retirement and Stock Funding Plan, as amended and restated as of February 9, 1998
        (incorporated by reference to Exhibit 10(c) to Report of Harnischfeger Industries, Inc. on Form
        10-Q for the quarter ended January 31, 1998, File No. 1-9299).
          (d)Harnischfeger Industries, Inc. Directors
        Stock Compensation Plan, as amended and
        restated, as of February 9, 1998 (incorporated by reference to Exhibit 10(d) to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended January 31, 1998, File No. 1-9299).
          (e)Harnischfeger Industries, Inc. Long-Term
        Compensation Plan for Directors as of
        February 9, 1998 (incorporated by reference to
        Exhibit 10(e) to Report of Harnischfeger
        Industries, Inc. on Form 10-Q for the quarter ended January 31, 1998, File No. 1-9299).

        11   Statement re:  Calculation of Earnings Per   Share, filed herewith

        27      Amended Financial Data Schedule, filed             herewith

   (b)  Reports on Form 8-K

                NONE







FORM 10-Q/A
-----------



                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended and restated report to be signed on its behalf by the undersigned thereunto duly authorized.

               HARNISCHFEGER INDUSTRIES, INC.
                 ------------------------------
                         (Registrant)


                  /s/  Francis M. Corby, Jr.
                     ---------------------------
                       Francis M. Corby, Jr.
                    Executive Vice President for
                    Finance and Administration
Date June 15, 1998   and Chief Financial Officer
-------------------


                      /s/  James C. Benjamin
                     -----------------------
                       James C. Benjamin
                    Vice President and Controller
Date June 15, 1998   and Chief Accounting Officer
-------------------

Exhibit 11
-----------

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CALCULATION OF EARNINGS PER SHARE
---------------------------------
(Amounts in thousands except per share amounts)



                                                       Three Months Ended
                                                         January 31,
                            -------------------------------
                                              1998           1997
                                            --------        -------
Average Shares Outstanding
 Basic                                       46,742          47,720
                                             ======         =======
 Diluted                                     46,742          48,258
                                             ======         =======

Net Income (Loss)                          $(21,567)        $30,858
                                            =======         =======


Net Income (Loss) per share
 Basic                                       $(0.46)         $0.65
                                             =======         =====
 Diluted                                      (0.46)          0.64
                                             =======         =====
