Form 10-Q
period 1998-04-30
HARNISCHFEGER INDUSTRIES INC
filed 1998-06-15
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
         ----------------------------------
              Washington, D.C.  20549

                     FORM 10-Q
                     ----------
                     (MARK ONE)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--      OF THE SECURITIES EXCHANGE ACT OF 1934
 X   FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998
--                                --------------
                         OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
_____      OF THE SECURITIES EXCHANGE ACT OF 1934
_____           FOR THE TRANSITION PERIOD FROM        TO
                                ------     ------

           COMMISSION FILE NUMBER 1-9299
           -----------------------------
           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------
   (Exact Name of Registrant as Specified in Its
Charter)


    Delaware                       39-1566457
---------------------------   ----------------
(State of Incorporation)       (I.R.S. Employer
                               Identification No.)

3600 South Lake Drive, St. Francis, Wisconsin
-------------------------------------------
(Address of principal executive offices)
53235-3716
----------
(Zip Code)

(414)486-6400
-------------------------------------------------
(Registrant's Telephone Number, Including Area
Code)

Indicate by checkmark whether the registrant:  (1)
has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                 No
             -----                     -------
Indicate the number of shares outstanding of each
of the issuer's classes of common stock, as of the
latest practicable date.
     Class             Outstanding at June 12, 1998
-------------          ----------------------------------
Common Stock, $1 par value    47,770,222 shares

        HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------

                     FORM 10-Q
                    -----------
                   April 30, 1998
                   --------------

                       INDEX
                       ------


                                           Page No.
                                          --------
PART I.   Financial Information:

     Consolidated Statement of Income -         1
       Three and Six Months Ended
       April 30, 1998 and 1997 and Three Months
       Ended January 31, 1998

     Consolidated Balance Sheet -             2-3
        April 30, 1998 and
        October 31, 1997

     Consolidated Statement of Cash Flows -    4
        Six Months Ended
        April 30, 1998 and 1997

     Consolidated Statement of
        Shareholders' Equity -                 5
        Six Months Ended
        April 30, 1998 and 1997

     Notes to Consolidated Financial
        Statements                           6-12

     Management's Discussion and Analysis
        of Results of Operations and
        Financial Condition                 13-19


PART II.  Other Information                 19-21

Signatures                                    22
                          PART I.  FINANCIAL INFORMATION
                          ------------------------------

                          HARNISCHFEGER INDUSTRIES, INC.
                          ------------------------------
                         CONSOLIDATED STATEMENT OF INCOME
                        ---------------------------------
                 (Amounts in thousands except per share amounts)
                                   (Unaudited)

   Three Months Ended
                                 January 31, 1998
   ------------------
            Restated
   --------
Revenues
   Net Sales                            $557,844
   Other Income                           10,010
   --------
   567,854

Cost of Sales, including anticipated
     losses on contracts                 504,600
Product Development, Selling
  and Administrative Expenses             97,837
Restructuring Charge                           -
   --------
Operating Income (Loss)                  (34,583)

Interest Expense - Net                   (18,295)
   ---------
Income (Loss) Before (Provision)
  Benefit For
   Income Taxes and Minority Interest    (52,878)

(Provision) Benefit for Income Taxes      17,983

Minority Interest                          9,924
   ---------
Income (Loss) from
  Continuing Operations                  (24,971)
Income from Discontinued Operation,
     net of applicable income taxes        3,404
in on Sale of Discontinued Operation,
     net of  applicable income taxes                    -
   ---------

Net Income (Loss)                       $(21,567)
   =========
Earnings Per Share-Basic
   Income (loss) from
    continuing operations               $  (0.53)
   Income from and net gain on sale of
       discontinued operation               0.07
   ---------
Net Income (Loss)                       $  (0.46)
   =========
Earnings Per Share-Diluted
   Income (loss) from
   continuing operations                $  (0.53)
   Income from and net gain on sale of
   discontinued operation                   0.07
   ---------
Net Income (Loss)                       $  (0.46)
   =========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
-------------------------------
CONSOLIDATED STATEMENT OF INCOME
---------------------------------
(Amounts in thousands except per share amounts)
(Unaudited)

                               Three Months Ended
                                                           April 30,
       ---                   --------------------
                              1998           1997
   ---------                            ---------
Revenues
   Net Sales                            $477,839  $697,506
   Other Income                              750            12,190
   --------                              --------
                    478,589              709,696

Cost of Sales, including anticipated
     losses on contracts                          434,854 531,982
Product Development, Selling
  and Administrative Expenses            115,173   96,796
Restructuring Charge                               65,000                -
   ----------                            --------
Operating Income (Loss)                 (136,438)  80,918

Interest Expense - Net                   (19,802) (17,736)
   ----------                            --------
Income (Loss) Before
  (Provision) Benefit For
   Income Taxes and Minority Interest   (156,240)  63,182

(Provision) Benefit for Income Taxes      63,717  (22,093)

Minority Interest                         19,697           (2,961)
   ----------                           ---------

Income (Loss) from
  Continuing Operations                  (72,826)  38,128

Income from Discontinued Operation,
     net of applicable income taxes          972     6,843

Gain on Sale of Discontinued Operation,
     net of  applicable income taxes     151,500                 -
   ---------                            ---------
Net Income (Loss)                       $ 79,646  $ 44,971
   =========                            =========

Earnings Per Share-Basic
   Income (loss) from
       continuing operations            $  (1.57) $   0.80
   Income from and net gain on sale of
       discontinued operation               3.28              0.14
   ---------                             --------
Net Income (Loss)                       $   1.71  $   0.94
   =========                             ========
Earnings Per Share-Diluted
   Income (loss) from
       continuing operations           $  (1.57)          $   0.80
   Income from and net
       gain on sale of
       discontinued operation                        3.28              0.14
   --------                              --------
Net Income (Loss)                       $   1.71  $   0.93
   =========                             ========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF INCOME
---------------------------------
(Amounts in thousands except per share amounts)
(Unaudited)

                                                 Six Months Ended
                                                   April 30,
                                                 ----------------------
                                         1998       1997
                                      --------         -----------
Revenues
   Net Sales                                          $1,035,683     $1,316,935
   Other Income                                           10,760         19,574
                                     ----------  --------
                                      1,046,443         1,336,509

Cost of Sales, including anticipated
     losses on contracts                         939,454  998,827
Product Development, Selling
  and Administrative Expenses                            213,010        196,460
Restructuring Charge                                      65,000                -
                                     ----------  --------
Operating Income (Loss)                                 (171,021)  141,222

Interest Expense - Net                                   (38,097)       (34,012)
                                     ----------- --------
Income (Loss) Before (Provision) Benefit For
   Income Taxes and Minority Interest                    (209,118) 107,210

(Provision) Benefit for Income Taxes               81,700          (37,502)

Minority Interest                                          29,621        (5,248)
                                      ---------- ---------
Income (Loss) from Continuing Operations          (97,797) 64,460

Income from Discontinued Operation,
     net of applicable income taxes                 4,376  11,369

Gain on Sale of Discontinued Operation,
     net of  applicable income taxes              151,500                -
                                        --------- --------
Net Income (Loss)                                $ 58,079 $75,829
                                        ========= ========
Earnings Per Share-Basic
   Income (loss) from continuing operations      $  (2.10)         $  1.35
   Income from and net gain on sale of
       discontinued operation                                         3.35          0.24
                                        --------- -------
Net Income (Loss)                                    1.25 $  1.59
                                        ========= =======

Earnings Per Share-Diluted
   Income (loss) from continuing operations      $  (2.10)         $  1.34
   Income from and net gain on sale of
       discontinued operation                                         3.35         0.23
                                        --------- --------
Net Income (Loss)                                $   1.25 $  1.57
                                        ========= ========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
-------------------------------
CONSOLIDATED BALANCE SHEET
------------------------------
(Dollar amounts in thousands)



                                  April 30,              October 31,
                                  1998                  1997
                                ------------      -------------
                                (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents          $    9,537          $   29,383
  Accounts receivable-net                     779,655           836,169
  Inventories                            612,420           594,761
  Other current assets                172,083              119,076
  Businesses held for sale                 10,128                      9,323
                                -----------       -----------
                                         1,583,823            1,588,712

Property, Plant and Equipment:
  Land and improvements              57,286       60,724
  Buildings                          274,607               293,501
  Machinery and equipment                778,934              821,479
                                -----------       -----------
                                 1,110,827        1,175,704
  Accumulated depreciation              (506,434)            (518,604)
                                -----------       -----------
                                  604,393          657,100

Investments and Other Assets:
  Goodwill                                    448,386           508,634
  Intangible assets                      28,162             33,027
  Other assets                                 181,123              137,062
                                ------------      -----------
                                     657,671                     678,723
                                -----------        -----------
                                $2,845,887        $2,924,535
                                ===========       ===========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED BALANCE SHEET
--------------------------
(Dollar amounts in thousands)

                                       April 30,                   October 31,
                                      1998                        1997
  --------------------------
  (Unaudited)
Liabilities and
  Shareholders' Equity

Current Liabilities:
  Short-term notes payable,
    including current
    portion of long-term
    obligations                                         $   133,905               $    225,853
  Trade accounts payable                       366,847               460,689
  Employee compensation
    and benefits                               102,500               132,268
  Advance payments and
    progress billings                          104,856                85,680
  Accrued warranties                           52,778                 47,753
  Other current liabilities                   342,039                  228,254
                                     -----------              -----------
                                     1,102,925                1,180,497

Long-term Obligations                            736,004                  713,466

Other Liabilities:
  Liability for postretirement
     benefits                        45,412                 56,202
  Accrued pension costs                          36,543               36,707
  Other liabilities                          13,025                   11,608
  Deferred income taxes                         76,004                  78,671
                                     ----------               -----------
                                          170,984                    183,188

Minority Interest                                   67,410                 97,724

Shareholders' Equity:
  Common stock (51,629,428 and
   51,607,172 shares issued,
   respectively)                                 51,629               51,607
  Capital in excess of par value                  612,426                 625,358
  Retained earnings                          302,234                 253,727
  Cumulative translation adjustments         (47,178)                  (41,440)
  Less:  Stock Employee Compensation
          Trust (1,433,147 and
         1,433,147
          shares, respectively)
          at market                    (40,486)           (56,430)
          Treasury stock ( 3,881,154
          and 3,127,697 shares,
       respectively)
          at cost                    (110,061)           (83,162)
                                -----------        -----------
                                              768,564                    749,660
                                          -----------         -----------
                                          $2,845,887          $2,924,535
                                          ===========         ===========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
(Dollar amounts in thousands)
(Unaudited)                                                        Six Months Ended
                                                             April 30,
                                               1998          1997
                                               --------       -----------
Operating Activities
     Net income                                         $   58,079      $   75,829
      Add (deduct) - Items
        not affecting cash:
      Income from discontinued operation                    (4,376)       (11,369)
      Gain on sale of discontinued operation         (151,500)        -
      Restructuring charge                             65,000         -
      Depreciation and amortization                               41,836        45,615
Minority interest, net of dividends paid                 (29,621)           5,142
      Prepaid/deferred income taxes-net               (92,858)        14,291
      Other - net                                           (6,772)       (12,404)
     Changes in working capital,
      exclusive of acquisitions and
      divestitures of businesses
      (Increase) in accounts
         receivable - net                               (41,107)    (130,613)
      (Increase) in inventories                   (72,445)      (46,414)
      (Increase) in other current assets       (14,427)         (19,652)
      (Decrease) increase in trade
          accounts payable                     (56,994)          94,725
      (Decrease) in employee compensation
          and benefits                              (17,292)         (17,966)
      Increase in advance
         payments and progress
        billings                                      31,943           8,317
      Increase (decrease) in other
      current liabilities                           16,534       (34,021)
                                               ---------      ----------
        Net cash (applied to)
     operating activities                           (274,000)         (28,520)
                                               ---------      ----------

Investment and Other Transactions
     Acquisitions, net of
       cash acquired                           (40,283)          (5,325)
     Proceeds from sale of
        Material Handling                      341,000           -
     Proceeds from sale of
        J&L Fiber Services                     109,445           -
     Net proceeds from sale
        of non-core Dobson Park
        businesses                                -          9,585
     Proceeds from sale of New
        Philadelphia Fan Co.                      -         18,051
     Property, plant and equipment
        acquired                                      (59,191)       (79,220)
     Property, plant and equipment retired     12,870       22,796
     Other - net                                        (9,168)           (9,297)
                                               -----------    ----------
        Net cash provided by
          (applied to) investment
          and other transactions                       354,673       (43,410)
                                               -----------    ----------

Financing Activities
     Dividends paid                          (9,285)        (9,575)
     Exercise of stock options                  454          3,152
     Purchase of treasury stock                (30,086)          -
     Issuance of long-term
        obligations less discount              65,218      150,122
     Redemption of long-term obligations              (40,636)       (43,075)
     (Decrease) in short-term
        notes payable                                (86,472)         (18,950)
                                               ----------     ----------
        Net cash (applied to) provided
          by financing activities                  (100,807)            81,674
                                               ----------     ----------
Effect of Exchange Rate Changes on Cash and
     Cash Equivalents                                  288               (1,302)
                                               ----------     ----------
(Decrease) Increase in Cash
      and Cash Equivalents                      (19,846)          8,442
Cash and Cash Equivalents at
      Beginning of Period                         29,383           36,936
                                               ---------      -----------
Cash and Cash Equivalents
      at End of Period                         $  9,537       $  45,378
                                               =========      =========

See accompanying notes to financial statements.
HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                                              Capital in
                                           Common             Excess of
                                            Stock             Par Value
                                          --------                 -----------
Six Months Ended April 30, 1998
Balance at October 31, 1997                       $51,607               $625,358
  Net income
  Translation adjustments
  Exercise of 22,256 stock options                22                432
  Dividends paid ($.20 per share)
  Dividends on shares held by SECT                                  287
  Adjust SECT shares to market value                          (15,944)
  113,043 shares purchased by employee
    and director benefit plans                                         1,944
  866,500 shares acquired
    as treasury stock
  Amortization of unearned
    compensation
    on restricted stock                                                                                349
                                          --------                 ----------
Balance at April 30, 1998                         $51,629               $612,426
                                          ========                 ==========
Six Months Ended April  30, 1997
Balance at October 31, 1996                       $51,407               $615,089
  Net income
  Translation adjustments
  Exercise of 156,307 stock options               55                   1,117
  Dividends paid ($.20 per share)
  Dividends on shares held by SECT                                  292
  Adjust SECT shares to market value                           275
  209,373 shares purchased
      by employee
      and director benefit plans                                       4,581
  Amortization of unearned
      compensation
      on issuance of restricted stock                                            406
                                          --------                  ---------
Balance at April 30, 1997                         $51,462               $621,760

See accompanying notes to financial statements.


HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                   Cumulative
   Retained                       Translation
   Earnings                        Adjustments
   ---------                      ------------
Six Months Ended April 30, 1998
Balance at October 31, 1997          $253,727   $(41,440)
   Net income                          58,079
   Translation adjustments                        (5,738)
   Exercise of 22,256 stock options
   Dividends paid ($.20 per share)     (9,572)
   Dividends on shares held by SECT
   Adjust SECT shares to
   market value
   113,043 shares purchased
    by employee
     and director benefit plans
   866,500 shares acquired as
    treasury stock
   Amortization of unearned
    compensation
     on restricted stock             --------                ---------
Balance at April 30, 1998            $302,234   $(47,178)
   ========                          =========

Six Months Ended April  30, 1997
--------------------------------
Balance at October 31,               $148,175   $(37,584)
  Net income                           75,829
   Translation adjustments                         8,194
   Exercise of 156,307 stock options
   Dividends paid ($.20 per share)     (9,867)
   Dividends on shares held by SECT
   Adjust SECT shares to
      market value
   209,373 shares purchased
      by employee
      and director benefit plans
   Amortization of
      unearned compensation
      on issuance of
      restricted stock
   ---------                         ---------
Balance at April 30, 1997            $214,137   $(29,390)
   =========                         =========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)


                                              Treasury
     SECT                                              Stock
   ----------                                       -------------
Six Months Ended April 30, 1998
Balance at October 31, 1997          $(56,430)                     $(83,162)
   Net income
   Translation adjustments
   Exercise of 22,256 stock options
   Dividends paid ($.20 per share)
   Dividends on shares held by SECT
   Adjust SECT shares
     to market value                   15,944
   113,043 shares purchased
    by employee
     and director benefit plans                            3,187
   866,500 shares acquired
    as treasury stock                                    (30,086)
   Amortization of unearned
    compensation
     on restricted stock                        --------         -----------
Balance at April 30, 1998            $(40,486)                    $(110,061)
   =========                                  ===========
Six Months Ended April  30, 1997
Balance at October 31,               $(61,360)                     $(42,242)
  Net income
   Translation adjustments
   Exercise of 156,307 stock options    1,980
   Dividends paid ($.20 per share)
   Dividends on shares held by SECT
   Adjust SECT shares
    to market value                      (275)
   209,373 shares purchased
      by employee
      and director benefit plans                          3,888
   Amortization of unearned
      compensation
      on issuance of
      restricted stock              ----------                   -----------
Balance at April 30, 1997            $(59,655)                     $(38,354)
   ==========                                 ===========
See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)



                                       Total
                                      --------
Six Months Ended April 30, 1998
-------------------------------
Balance at October 31, 1997                     $749,660
   Net income                                     58,079
   Translation adjustments                        (5,738)
   Exercise of 22,256 stock options                  454
   Dividends paid ($.20 per share)                (9,572)
   Dividends on shares held by SECT                  287
   Adjust SECT shares to market value                  -
   113,043 shares purchased by employee
     and director benefit plans                    5,131
   866,500 shares acquired as treasury stock             (30,086)
   Amortization of unearned compensation
     on restricted stock                                     349
                                      -------
Balance at April 30, 1998                       $768,564
                                     =========
Six Months Ended April  30, 1997
Balance at October 31,                          $673,485
  Net income                                      75,829
   Translation adjustments                         8,194
   Exercise of 156,307 stock options               3,152
   Dividends paid ($.20 per share)                (9,867)
   Dividends on shares held by SECT                  292
   Adjust SECT shares to market value                  -
   209,373 shares purchased by employee
      and director benefit plans                   8,469
   Amortization of unearned compensation
      on issuance of restricted stock                406
                                     --------
Balance at April 30, 1997                       $759,960
                                     =========

See accompanying notes to financial statements.

           HARNISCHFEGER INDUSTRIES, INC.
-------------------------------
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    -------------------------------------------
                   April 30, 1998
                  ---------------
      (Amounts in thousands unless indicated)

(a)Basis of Presentation
   ---------------------
   In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and six months ended April 30, 1998 and 1997, cash flows for the six months ended April 30, 1998 and 1997, and financial position at April 30, 1998 have been made. All adjustments made are of a normal recurring nature except for the Company's Beloit Corporation ("Beloit") anticipated losses associated with Indonesian contracts discussed in note (k) Beloit Anticipated Losses
                                   -------------------------
   on Contracts.  See note (b) Aquisitions/Divestitures for
   ------------                ------------------------
   discussions regarding acquisitions/divestitures. The results of operations for the three months ended January 31, 1998 are included for information purposes and reflect Material Handling as a discontinued operation.

   These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Harnischfeger Industries, Inc. amended and restated Annual Report on Form 10-K/A for the year ended
   October 31, 1997.

   The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

(b)  Acquisitions/Divestitures
   --------------------------
   On March 30, 1998, the Company completed the sale of approximately 80% of the common stock of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. in a leveraged recapitalization transaction. As such, the accompanying financial statements have been reclassified to reflect Material Handling as a discontinued operation. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities of Material Handling and will hold one Board of Director seat for Material Handling. In addition, the Company has licensed Material Handling to use the "P&H" trademark on existing Material Handling produced products on a worldwide basis for periods specified in the agreement for a royalty fee payable over a ten year period. The Company reported a $151,500 after-tax gain on the sale of this discontinued operation in the second quarter of fiscal 1998. Proceeds consisted of $341,000 in cash and $4,800 in preferred stock with a 12.25% PIK dividend; $7,200 in common stock was not reflected in the Company's balance sheet or gain calculations due to the nature of the leveraged recapitalization transaction. Taxes on the sale amounted to $45,000. Net assets disposed of in the sale aggregated $139,300. Sales and operating profit of Material Handling for the five months ended March 30, 1998 were $130,546 and $7,447, respectively. Sales and operating profit for the six months ended April 30, 1997 were $177,054 and $17,651, respectively.

   On March 19, 1998, the Company completed the acquisition of Horsburgh & Scott ("H&S") for a purchase price of $40,283. H&S is a manufacturer of gears and gear cases, and is also involved in the distribution of parts and service to the mining industry. The acquisition will be accounted for as a purchase transaction, with the purchase price to be allocated to the fair value of specific assets acquired and liabilities assumed. It is expected that much of the purchase price will be allocated to goodwill and to fixed assets, with resultant goodwill to be amortized over 40 years. The allocation is expected to be completed prior to the end of the fiscal year. At April 30, 1998, the purchase price was included in Other Assets in the Consolidated Balance Sheet.

   In 1996, the Company completed the acquisition of Dobson
   Park Industries plc ("Dobson") for a purchase price of approximately $330,000 including acquisition costs, plus the assumption of net debt of approximately $40,000.

   The Company is fully integrating Longwall's (the main subsidiary of Dobson) operations into its wholly owned subsidiary, Joy Technologies Inc. ("Joy"); thus enabling Joy to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this integration, the Company has established purchase accounting reserves to provide for the estimated costs of this effort. The reserves related primarily to the closure of selected manufacturing and service facilities, severance and relocation costs approximated $71,000. As of April 30, 1998, approximately $49,600 of these reserves had been used. It is anticipated that the remaining reserves will be substantially utilized in fiscal 1998.


(c) Restructuring Charge
   --------------------
   In the second quarter of fiscal 1998, the Company's Beloit Corporation subsidiary recorded a $65,000 restructuring charge ($31,900 after tax and minority interest). The charge includes costs related to severance for approximately 1,000 people worldwide, facility closures, and disposal of machinery and equipment. The restructuring plans call for the closure of a pulping-related manufacturing facility in Sherbrooke, Quebec, Canada. The paper-related manufacturing facility in the United Kingdom is being converted to a Center of Excellence responsible for rolls, while the Italian operation is being converted from a full-line manufacturing operation to a Millpro aftermarket center for central and southern Europe. The cash and noncash elements of the restructuring charge approximated $32,500 and $32,500, respectively. Management anticipates that the reserves will be substantially utilized during the remainder of fiscal 1998.

   Details of this restructuring charge are as follows:
           Employee severance                                      $25,800
           Facility closures                                       33,300
           Machinery and equipment dispositions                        5,900
           Pre-tax charge                                          $65,000

     In the fourth quarter of fiscal 1996, the Company's Beloit Corporation subsidiary recorded a restructuring charge involving organizing engineering and manufacturing operations into Centers of Excellence and expanding the aftermarket capabilities of the subsidiary. The total estimated cost of the restructuring activities reduced fiscal 1996 pre-tax income by $43,000 ($21,830 after tax and minority interest.) Included in the charge are costs related to severance for approximately 500 employees worldwide, the disposition of machinery and equipment, closure of certain facilities and the sale of businesses. As of April 30, 1998, $37,900 had been charged against the reserve and 497 employees had been terminated in accordance with the plan. The remaining reserves are expected to be substantially utilized during fiscal 1998.











(d) Inventories
     -----------

     Consolidated inventories consisted of the following:
                                            April 30,    October 31,
                                               1998         1997
                                            ---------     ----------
   Finished goods                           $271,298      $ 274,391
   Work in process and purchased parts       274,446        247,568
   Raw materials                             118,797        132,980
                                             --------      ---------
                                             664,541        654,939
   Less excess of current cost over stated
       LIFO value                            (52,121)       (60,178)
                                             --------      ---------
                                            $612,420       $594,761
                                            ========      =========

   Inventories valued using the LIFO method represented approximately 59% and 54% of consolidated inventories at April 30, 1998 and October 31, 1997, respectively.

(e) Research and Development Expense
   --------------------------------
   Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $14,119 and $10,511 for the three months and $24,224 and $20,464 for the six months ended April 30, 1998 and 1997, respectively. Certain capital expenditures used in research activities are capitalized and depreciated over their expected useful lives.

(f) Interest Expense - Net
   ----------------------

   Net interest expense consisted of the following:
   Three Months Ended
                April 30,
   ------------------
         1998       1997
                                            --------    ------
   Interest income                       $   2,429   $    780
   Interest expense                        (22,231)   (18,516)
                                          ----------  ---------
   Interest expense - net                 $(19,802)  $(17,736)
                                           ========= ==========

                                              Six Months Ended
   April 30,
                                         ---------------------
   1998          1997
                                         --------     --------
   Interest income                     $   3,953     $  1,541
   Interest expense                      (42,050)     (35,553)
                                        ----------    ---------
   Interest expense - net               $(38,097)    $(34,012)
                                        ==========    =========








(g) Long-Term Obligations
   ---------------------

   Long-term obligations at April 30, 1998
    and October 31, 1997 consisted of the following:

    April 30,
       1998
   -----------
   10 1/4% Senior Notes due 2003               $   7,730
   8.9% Debentures, due 2022                      75,000
   8.7% Debentures, due 2022                      75,000
   7 1/4% Debentures, due 2025
      (net of discount of $1,241
       and $1,247, respectively )                148,759
   6 7/8% Debentures, due 2027
      (net of discount
      of $108 and $111)                           149,892
   Senior Notes, Series A through D, at
     interest rates of between 8.9% and
     9.1%, due 1998 to 2006                       71,364
   Australian Term Loan Facility, due 2000        58,870
   Revolving Credit Facility                     110,000
   Industrial Revenue Bonds, at interest
     rates of between 5.9% and 8.8%
     due 1998 to 2017                             32,820
   Other                                          18,070
    ---------
           747,505
   Less:  Amounts payable within one year         11,501
    ---------
    $736,004
    =========

Long-term obligations at April 30, 1998
 and October 31, 1997 consisted of the following:

   October 31,
       1997
   -------------
   10 1/4% Senior Notes due 2003             $     7,730
   8.9% Debentures, due 2022                      75,000
   8.7% Debentures, due 2022                      75,000
   7 1/4% Debentures, due 2025
      (net of discount of $1,241
       and $1,247, respectively )                148,753
   6 7/8% Debentures, due 2027
      (net of discount
      of $108 and $111)                          149,889
   Senior Notes, Series A through D, at
     interest rates of between 8.9% and
     9.1%, due 1998 to 2006                       71,364
   Australian Term Loan Facility, due 2000             -
   Revolving Credit Facility                     150,000
   Industrial Revenue Bonds, at interest
     rates of between 5.9% and 8.8%
     due 1998 to 2017                             33,400
   Other                                          14,057
    ---------
          725,193
   Less:  Amounts payable within one year         11,727
    --------
    $713,466
    =========

   On February 17, 1998, the Company filed a shelf registration with the Securities and Exchange Commission for $200,000 of debt securities. To date, no securities have been issued under this registration.

   In 1996, the Company filed a shelf registration with the Securites and Exchange Commission for the sale of up to $200,000 of debt securities. On February 25, 1997, $150,000 of 6 7/8% debentures were issued at 99.925%. Proceeds were used for repayment of short-term indebtedness. The debentures will mature on February 15, 2027, are not redeemable by the Company prior to maturity and are not subject to any sinking fund requirements.
   Each holder of the debentures has the right to require the Company to repay the holders, in whole or in part, on February 15, 2007, at a repayment price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest.

   The Company's Australian subsidiary maintains a committed three-year $90,000 Australian dollar ($58,870 U.S. dollar) term loan facility with a group of four banks at rates expressed in relation to Australian dollar denominated Bank Bills of Exchange. A commitment fee is payable on any unused portions of the loan. As of April 30, 1998, the loan was fully utilized. Proceeds were used to repay short-term debt.

   The Company maintains a committed Revolving Credit Facility Agreement with certain domestic and foreign financial institutions that allows for borrowings of up to $500,000 at rates expressed in relation to LIBOR and other
   rates which expires in October, 2002.   A facility fee is
   payable on the Revolving Credit Facility. At April 30, 1998, direct outstanding borrowings under the facility were $110,000 and commercial paper borrowings, considered a utilization of the facility, were $55,924.

(h) Contingent Liabilities
    -----------------------
   At April 30, 1998, the Company was contingently liable to banks, financial institutions, and others for approximately $462,000 for outstanding letters of credit securing performance of sales contracts and other guarantees in the ordinary course of business excluding the H-K System, Inc. backup bond guarantee facility. The Company may also guarantee performance of its equipment at levels specified in sales contracts without the requirement for letters of credit.

   On October 29, 1993, the Company completed the sale of H-K Systems, Inc. to that unit's senior management and some equity partners. The Company agreed to make available a back-up bonding guarantee facility for certain bid, performance and other contract bonds issued by H-K Systems, Inc. Outstanding contract bonds under the guarantee arrangement totaled approximately $14,700 at April 30, 1998. Under the terms of the facility, no new bonds can be issued during 1998.

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

   One of the claims against Beloit involves a lawsuit brought by Potlatch Corporation that alleges pulp line washers supplied by Beloit for less than $15,000 failed to perform satisfactorily. In June, 1997, a Lewiston, Idaho jury awarded Potlatch damages in the case which, together with fees, costs and interest to date, approximate $110,000. Beloit has appealed this award to the Court. The appeal is scheduled to be heard by the Idaho Supreme Court on September 10, 1998. The Company considers the eventual outcome of the Potlatch case to not be estimable. Reserves in the April 30, 1998 Consolidated Balance Sheet are less than the sales price of the washers. The possible ultimate cost to the Company of this case could be materially higher than the reserves.

   The Company and its senior executives have been named as defendants in two purported class actions, entitled Great
                                                       -----
   Neck Capital Appreciation Investment Partnership, L.P. v.
   --------------------------------------------------------
   Jeffery T. Grade, et al., and C. William Carter v.
   ------------------------      --------------------
   Harnischfeger Industries, Inc. filed on June 5, 1998 and
   ------------------------------
   June 11, 1998, respectively, in the United States District Court for the Eastern District of Wisconsin. These actions seek damages in an unspecified amount on behalf of an alleged class of purchasers of the Company's common stock, based principally on allegations that the Company's disclosures with respect to the Indonesian contracts of Beloit discussed in note (k) Beloit Anticipated Losses on Contracts to the financial statements violated the federal securities laws.

   The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect on its consolidated financial position or results of operations.

(i) Earnings Per Share
   ------------------
   In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, " Earnings Per Share". Following is the reconciliation of the numerators and denominators used to calculate the basic and diluted earnings per share from continuing operations:

                                                              For the Three Months Ended
                                                                     April 30,
                                                         -------------------------
                                             1998                 1997
                                            -----                 -----
     Basic Earnings Per Share
     ------------------------
     Income (loss) from continuing
      operations, after the 1998
      restructuring charge and
      anticipated losses
      on contracts                    $(72,826)             $38,128
     Income from discontinued
       operation                           972           6,843
     Gain on sale of
      discontinued operation                151,500               -
                                           --------              -------
     Net income                             $79,646              $44,971
                                           ========              =======
     Average common shares outstanding       46,416               47,937

     Income (loss) from
       continuing operations                                   $  (1.57)     $  0.80
     Income from and net gain on
       sale of discontinued operation          3.28            0.14
                                           ---------             -------
     Net income                                          $   1.71       $ 0.94
                                           =========             =======
     Diluted Earnings Per Share
     --------------------------
     Income (loss) from continuing
       operations, after the 1998
       restructuring charge and
       anticipated losses
       on contracts                   $(72,826)             $38,128
     Income from discontinued operation    972           6,843
     Gain on sale
       of discontinued operation            151,500               -
                                           ---------             -------
     Net income                            $ 79,646              $44,971
                                           =========             =======
     Average common shares outstanding
           Common stock                      46,416               47,937
           Assumed exercise of
             stock options                     -                470
                                           ---------             -------
                                             46,416               48,407
     Income (loss) from
       continuing operations               $ (1.57)       $    0.79
     Income from and net gain
       on sale of discontinued
       operation                              3.28             0.14
                                           ---------             -------
     Net income                            $  1.71               $  0.93
                                           =========             =======

                                                                   For the Six Months Ended
                                                                  April 30,
                                                         -----------------------
                                          1998            1997
                                     -----          -----
     Basic Earnings Per Share
     ------------------------
     Income (loss) from continuing
      operations, after the 1998
      restructuring charge and
      anticipated losses
      on contracts                    $(97,797)             $64,460
     Income from discontinued
      operation                               4,376               11,369
     Gain on sale of
      discontinued operation                151,500               -
                                           ---------             -------
     Net income                            $ 58,079              $75,829
                                           =========             =======
     Average common shares
      outstanding                            46,579               47,828

     Income (loss) from
      continuing operations                $  (2.10)             $  1.35
     Income from and net gain
      on sale of discontinued
      operation                                 3.35                0.24
                                            --------             -------
     Net income                            $   1.25              $  1.59
                                            ========             =======

     Diluted Earnings Per Share
     --------------------------
     Income (loss) from continuing
      operations, after the 1998
      restructuring charge and
      anticipated losses on contracts      $(97,797)             $64,460
     Income from discontinued operation       4,376               11,369
     Gain on sale of discontinued
      operation                             151,500               -
                                           ---------             -------
     Net income                            $ 58,079              $75,829
                                           =========             =======
     Average common shares
      outstanding
           Common stock                      46,579               47,828
           Assumed exercise
             of stock options                        -                  505
                                           ---------             -------
                                             46,579               48,333
     Income (loss) from
       continuing operations                $ (2.10)             $  1.34
     Income from and net gain on
       sale of discontinued operation          3.35                 0.23
                                           ---------             -------
     Net income                             $  1.25              $  1.57
                                           =========             =======

(j) Common Stock
     -------------
     In September, 1997, the Company announced that the board of directors had authorized the purchase of up to ten million shares of the Company's common stock. As of June 12, 1998, the Company had repurchased 1,772,900 shares through open-market transactions at a cost of approximately $68,263.

(k) Beloit Anticipated Losses on Contracts
     --------------------------------------
     The Company identified $155,000 of additional estimated contract costs at Beloit related to certain contracts in Indonesia, with total contract values aggregating approximately $600,000. The additional costs primarily relate to non-proprietary equipment, installation and erection, freight and other site construction costs, and overruns due to changes in estimates of costs to complete relating to these complex, large-scale projects.

     Based on its review of the $155,000 charge relating to these Indonesian contracts, Harnischfeger, with the assistance of its outside auditors, has determined that $27,600 of this charge is properly allocated to the fourth quarter of fiscal 1997 and relates to isolated costs for piping which were inadvertently overlooked. Income for that period and the full fiscal year of 1997 has been restated to reflect this charge. Harnischfeger, with the assistance of its outside auditors, has determined that $82,000 of these charges are more properly allocated to the first quarter of 1998 and $45,400 to the second quarter.

     A detailed review ordered by the Company's Board of Directors, assisted by the Company's outside experts, confirmed the reasonableness of the $155,000 additional cost overrun estimate relating to the Indonesian projects. The actual costs may vary significantly from the estimates, up or down, based upon numerous factors including the volatility of the Indonesian political and economic situation and delivery, performance and other risks and uncertainties inherent in executing these large, complex projects. These factors cannot be predicted with certainty and may affect income on a quarter-to-quarter basis.

     The detailed review has not revealed the existence of any accounting irregularities.

     Also included in the second quarter of 1998 was a charge of $37,000 related to the resolution of a long-standing contract dispute.

(l) Other
     -----
     In its June 1, 1998 second quarter press release, the Company also reported that it is contemplating separating its two principal business units to enhance shareholder value, working with Goldman, Sachs & Co. and with Merrill Lynch & Co. These units are the Mining Group, consisting of Joy Mining Machinery and P&H Mining Equipment, and the Pulp and Papermaking Machinery Group, consisting of Beloit Corporation. Such a transaction could involve among other things the sale of the Beloit business, the spinoff of one of the business units, securities offerings or recapitalizations by one or both of the businesses, or strategic alliances involving the businesses. The determination to pursue separation of our business units is the result of an ongoing process the Company has been engaged in during the past several months. Although the Company will pursue aggressively its best options, it will not undertake any transaction that does not satisfy its objective of enhancing long-term shareholder value. Accordingly, there can be no assurance as to whether or when any transaction will take place.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 THREE AND SIX MONTHS ENDED APRIL 30, 1998 AND 1997
 --------------------------------------------------
      (Amounts in thousands unless indicated)

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

Net income for the three and six months ended April 30, 1998 amounted to $79,646, or $1.71 per basic share, and $58,079, or $1.25 per basic share, as compared to net income of $44,971, or $0.94 per basic share, and $75,829, or $1.59 per basic share for the three and six months ended April 30, 1997. Net results for the six months ended April 30, 1998 included a $127,400 charge for anticipated losses associated with certain Beloit Corporation contracts in Indonesia, a $37,000 charge for settlement of a contract dispute, and a $65,000 restructuring charge for Beloit, offset by the income from and net gain on sale of discontinued operation of $155,876 or $3.35 per share.

Basic earnings per share calculations for the first six months of 1998 and 1997 were based on 46,579 and 47,828 average shares outstanding, respectively, and diluted earnings per share for the first six months of 1998 and 1997 were based on 46,579 and 48,333 average shares outstanding, respectively.

Significant factors contributing to the $162,257 decrease in income from continuing operations for the first six months of 1998 as compared to 1997 included: (1) a $164,400 decrease related to the anticipated losses on contracts, (2) a $65,000 restructuring charge, (3) $82,843 decrease in operating income as described in the Segment Information section which
                           -------------------
follows, (4) a $4,085 increase in interest expense offset by
(5) a $119,202 decrease in the provision for income taxes due to reduced pre-tax income and (6) a $34,869 decrease in minority interest, due to the Beloit charges.

Segment Information
-------------------
Operating results of the Company's business segments for the second quarter and first six months of 1998 and 1997 are summarized as follows:

Second Quarter                                  Net Sales
--------------                                 ----------
                               1998     1997
                            ---------- ------
Mining Equipment                            $280,746           $365,392
Pulp and Paper Machinery                     197,093            332,114
Anticipated Losses on
   Contracts
Restructuring Charge
                            ------------------
Total Pulp and Paper
   Machinery                                 197,093             332,114
                             -----------------
Total Business Segments                     $477,839  $697,506
                            ==================

Six Months                                                Net Sales
--------------                                ---------------------
                               1998       1997
                              -------- -------
Mining Equipment                         $  601,868           $ 715,846
Pulp and Paper Machinery                    433,815             601,089
Anticipated Losses on
   Contracts
Restructuring Charge
                          ----------  --------
Total Pulp and Paper
    Machinery                               433,815   601,089
                         ----------        ----------
Total Business Segments                  $1,035,683          $1,316,935
                         ==========        ==========

(A) Bookings include Horsburgh & Scott backlog of $27,714 at the time of acquisition and bookings related to repair and maintenance contracts of $42,526.
(B) Bookings include Horsburgh & Scott backlog of $27,714 at the time of acquisition and bookings related to repair and maintenance contracts of $61,172.
(C) Backlog has been reduced by $2,703 due to sale of J&L Fiber Services in November, 1997.Segment Information
-------------------
Operating results of the Company's business segments for the second quarter and first six months of 1998 and 1997 are summarized as follows:

Second Quarter                                         Operating Income
--------------                          ------        --------------------
                               1998              1997
                           -----------        --------
Mining Equipment                           $   23,543           $57,057
Pulp and Paper Machinery                       (7,655)           29,461
Anticipated Losses on
   Contracts                          (82,400)              -
Restructuring Charge                          (65,000)                        -
                            ----------        -------
Total Pulp and Paper
   Machinery                                 (155,055)           29,461
                            ----------        -------
Total Business Segments                      (131,512)           86,518

Corporate Administration                       (4,926)           (5,600)
                            ----------               ---------
Operating Income (Loss)                     $(136,438)          $80,918
                            ==========               =========
Six Months                                            Operating Income
-------------                                         ----------------------------
                               1998            1997
                             ---------             -----------
Mining Equipment                            $  62,070          $102,135
Pulp and Paper Machinery                6,852          50,335
Anticipated Losses on
   Contracts                                 (164,400)                -
Restructuring Charge                          (65,000)                        -
                            ----------               --------
Total Pulp and Paper
    Machinery                                (222,548)           50,335
                            ----------               --------
Total Business Segments                      (160,478)          152,470
Corporate Administration                      (10,543)          (11,248)
                            ----------               ---------
Operating Income (Loss)                     $(171,021)         $141,222
                            ==========               =========

(A) Bookings include Horsburgh & Scott backlog of $27,714 at the time of acquisition and bookings related to repair and maintenance contracts of $42,526.
(B) Bookings include Horsburgh & Scott backlog of $27,714 at the time of acquisition and bookings related to repair and maintenance contracts of $61,172.
(C) Backlog has been reduced by $2,703 due to sale of J&L Fiber Services in November, 1997.

Segment Information
-------------------
Operating results of the Company's business segments for the second quarter and first six months of 1998 and 1997 are summarized as follows:

Second Quarter                                         Orders Booked
--------------                                ------------------
                         1998             1997
-----                           ------
Mining Equipment                        $331,003(A)   $365,972
Pulp and Paper Machinery                 173,958       402,049
Anticipated Losses on
   Contracts
Restructuring Charge                   ---------               ---------
Total Pulp and Paper
   Machinery                             173,958                 402,049
                       ---------             ---------
Total Business Segments                 $504,961      $768,021
                       =========             =========

Six Months                                    Orders Booked
----------------                              -------------------------
                            1998        1997
                          ------      --------
Mining Equipment                            $  634,343(B)    $   744,389
Pulp and Paper Machinery                     477,334             805,091
Anticipated Losses on
   Contracts
Restructuring Charge
                      ----------            ----------
Total Pulp and Paper
    Machinery                               477,334              805,091
                      ----------            ----------
Total Business Segments               $1,111,677              $1,549,480
                      ==========            ==========

(A) Bookings include Horsburgh & Scott backlog of $27,714 at the time of acquisition and bookings related to repair and maintenance contracts of $42,526.
(B) Bookings include Horsburgh & Scott backlog of $27,714 at the time of acquisition and bookings related to repair and maintenance contracts of $61,172.
(C) Backlog has been reduced by $2,703 due to sale of J&L
Fiber Services in November, 1997.
Operating results of the Company's business segments for the second quarter and first six months of 1998 and 1997 are summarized as follows:

Second Quarter                                        Backlog at
--------------                                --------------------
                            4/98          1/98
                           ----------- -------
Mining Equipment                        $   390,815           $  340,558
Pulp and Paper Machinery                    817,434              840,569
Anticipated Losses on
   Contracts
Restructuring Charge
                         -----------        ----------
Total Pulp and Paper
   Machinery                                817,434              840,569
                         -----------        ----------
Total Business Segments                  $1,208,249           $1,181,127
                         ===========        ==========

Six Months                                                         Backlog at
----------------                              -----------------------
                                4/98     10/97
                               -----   -------
Mining Equipment                             $390,815          $ 358,340
Pulp and Paper Machinery                  817,434(C)             776,618
Anticipated Losses on
   Contracts
Restructuring Charge
                      ---------------- -------
Total Pulp and Paper
    Machinery                            817,434                 776,618
                      --------------        ----------
Total Business Segments               $1,208,249              $1,134,958
                      ==============        ==========

(A) Bookings include Horsburgh & Scott backlog of $27,714 at the time of acquisition and bookings related to repair and maintenance contracts of $42,526.
(B) Bookings include Horsburgh & Scott backlog of $27,714 at the time of acquisition and bookings related to repair and maintenance contracts of $61,172.
(C) Backlog has been reduced by $2,703 due to sale of J&L Fiber Services in November, 1997.


Segment Information - Continuing Operations
-------------------------------------------
Net sales of the Mining Equipment segment amounted to $601,868 and $715,846 for the first six months of 1998 and 1997, respectively, representing a 16% decrease in 1998 as compared to 1997. Operating profit decreased to $62,070 for the first six months of 1998 as compared to $102,135 in 1997. The decrease in sales and operating profit is primarily due to lower original equipment sales resulting from ongoing weakness in the coal and copper mining markets and due to related decreases in absorption of manufacturing costs. Bookings for the first six months of 1998 amounted to $634,343 as compared to $744,389 for the same period in 1997.

The Pulp and Paper Machinery segment contributed sales and operating profit of $433,815 and $6,852 before restructuring charge of $65,000 and anticipated losses on contracts of $164,400, respectively, for the first six months of 1998, as compared to net sales of $601,089 and operating profit of $50,335 for the corresponding period in 1997. Sales decreased 28% in 1998 over 1997 due primarily to a decrease in sales of original equipment caused by the weak global pulp and paper markets. Operating results were adversely impacted by the lower sales levels and due to related decreases in absorption of manufacturing costs. Results in the first quarter benefited from a $15,000 settlement of certain patent litigation, and the gain on the sale of J&L, both of which were largely offset by previously capitalized expenses related to the litigation, contract losses, and additions to warranty reserves. Bookings for the first six months of 1998 amounted to $477,334 as compared to $805,091 for the same period in 1997, as 1997 included two approximately $150,000 original equipment orders for a customer in Indonesia.

In the second quarter of fiscal 1998, the Company's Beloit Corporation subsidiary ("Beloit") recorded a $65,000 restructuring charge ($31,900 after tax and minority interest). The charge includes costs related to severance for approximately 1,000 people worldwide, facility closures, and disposal of machinery and equipment. The restructuring plans call for the closure of a pulping-related manufacturing facility in Sherbrooke, Quebec, Canada. The paper-related manufacturing facility in the United Kingdom is being converted to a Center of Excellence responsible for rolls, while the Italian operation is being converted from a full-line manufacturing operation to a Millpro aftermarket center for central and southern Europe. The cash and non-cash elements of the restructuring charge approximated $32,500 and $32,500, respectively. Management anticipates that the reserves will be substantially utilized during the remainder of fiscal 1998.

The Company recorded several unusual charges in the consolidated statement of income for the six months ended April 30, 1998. The restructuring charge of $65,000 pre-tax is described above and in note (c) Restructuring Charge. In
                                   --------------------
addition, $155,000 of additional estimated contract costs were identified at Beloit related to certain contracts in Indonesia. The additional costs primarily relate to non-proprietary equipment, installation and erection, freight and other site construction costs and, overruns due to changes in estimates of costs to complete relating to these complex, large-scale projects. See note (k) Beloit Anticipated Losses
                                   -------------------------
on Contracts.
------------
Also included in the second quarter of 1998 was a charge of $37,000 related to the resolution of a long-standing contract dispute and $8,000 related to anticipated losses on several smaller contracts.

Income Taxes
------------
The Company's estimated annual effective tax rate for continuing operations for the first six months of 1998 was 39.1% compared to a 35% federal statutory tax rate. The higher rate in the second quarter reflected the resolution of various tax audits resulting in an increase to the Company's second quarter income tax benefit.

Liquidity and Cash Flows

The Company's capital structure at April 30, 1998 and October 31, 1997 was as follows:

  April 30,       October 31,
    1998            1997
                               -----------     ------------
Short-term notes payable        $  122,404      $  214,126
Long-term obligations,
 including current portion         747,505         725,193
                                ----------      -----------
                                   869,909         939,319
Minority interest                   67,410          97,724
Shareholders' equity               768,564         749,660
                                ----------      -----------
Total capitalization            $1,705,883      $1,786,703
                                ==========      ===========
Debt to capitalization ratio          51.0%           52.6%
                                      ====            ====

Cash Flow from Operating Activities
-----------------------------------
Cash flow used by operating activities was $274,000 for the six months ended April 30, 1998 compared to cash flows used by operating activities of $28,520 for the comparable period in 1997. The reduction in cash flows between periods is primarily the result of a decrease in operating profit and trade accounts payable, and increases in inventories.

Cash Flow from Investment Activities
------------------------------------
Cash flow provided by investment activities was $354,673 for the six months ended April 30, 1998 compared to cash flow applied to investment activities of $43,410 for the comparable period in 1997. The change is primarily due to proceeds from the sale of Material Handling during fiscal 1998.
See "Acquisitions/Divestitures" below for further discussion.

Cash Flow for Financing Activities
----------------------------------
Cash flow applied to financing activities in the first six months of fiscal 1998 was $100,807 compared to cash flow provided by financing activities of $81,674 in 1997. The change was due to the 1998 purchase of treasury stock of $30,086, and the February 1997 issuance of $150,000 of 6 7/8% debentures due 2027.

The Company maintains the ability to expand its borrowings in several ways, including the following:

(1) A Revolving Credit Financing Facility Agreement expiring October 2002 between the Company and certain domestic and foreign financial institutions that allows for borrowings of up to $500,000 at rates expressed in relation to LIBOR and other rates. At April 30, 1998, direct outstanding borrowings related to the facility were $110,000 and commercial paper borrowings, considered a utilization of the facility, were $55,924.

(2) The Company maintains various uncommitted domestic credit facilities of approximately $110,000 to further supplement short-term working capital requirements. At April 30, 1998, borrowings under these facilities were $31,000. Additionally, short-term bank credit lines of foreign subsidiaries were approximately $209,000, of which approximately $35,500 was outstanding at April 30, 1998.

(3) In 1996, the Company filed a shelf registration with the Securities and Exchange Commission for the sale of up to $200,000 of debt securities. On February 25, 1997, $150,000 of 6 7/8% debentures were issued at 99.925% and the proceeds used to reduce short-term debt outstanding. To date, no other securities covered by the registration have been offered for sale.

(4) On February 17, 1998, the Company filed a shelf registration with the Securities and Exchange Commission for $200,000 of debt securities. To date, no securities have been issued under this registration.

The Company believes its available cash and committed credit lines provide adequate liquidity on both a short- and long-term basis.

The Company has no significant capital commitments as of April
30, 1998; any future capital commitments are expected to be funded through cash flow from operations and, if necessary, available lines of credit.

The Company intends to continue to expand its businesses, both internally and through acquisitions. It is expected that new acquisitions would be financed primarily by internally-generated funds or additional borrowings.

Acquisitions/Divestitures
-------------------------
On March 30, 1998, the Company completed the sale of approximately 80% of the common stock of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. in a leveraged recapitalization transaction. As such, the accompanying financial statements have been reclassified to reflect Material Handling as a discontinued operation. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities of Material Handling and will hold one Board of Director seat for Material Handling. In addition, the Company has licensed Material Handling to use the "P&H" trademark on existing Material Handling produced products on a worldwide basis for periods specified in the agreement for a royalty fee payable over a ten year period. The Company reported a $151,500 after-tax gain on the sale of this discontinued operation in the second quarter of fiscal 1998. Proceeds consisted of $341,000 in cash and $4,800 in preferred stock with a 12.25% PIK dividend; $7,200 in common stock was not reflected in the Company's balance sheet or gain calculations due to the nature of the leveraged recapitalization transaction. Taxes on the sale amounted to $45,000. Net assets disposed of in the sale aggregated $139,300. Sales and operating profit of Material Handling for the five months ended March 30, 1998 were $130,546 and $7,447, respectively. Sales and operating profit for the six months ended April 30, 1997 were $177,054 and $17,651, respectively.

On March 19, 1998, the Company completed the acquisition of Horsburgh & Scott ("H&S") for a purchase price of $40,283. H&S is a manufacturer of gears and gear cases, and is also involved in the distribution of parts and service to the mining industry. The acquisition will be accounted for as a purchase transaction, with the purchase price to be allocated to the fair value of specific assets acquired and liabilities assumed. It is expected that much of the purchase price will be allocated to goodwill and to fixed assets, with resultant goodwill to be amortized over 40 years. The allocation is expected to be completed prior to the end of the fiscal year. At April 30, 1998, the purchase price was included in Other Assets in the Consolidated Balance Sheet.

In 1996, the Company completed the acquisition of Dobson Park
Industries plc ("Dobson") for a purchase price of approximately $330,000 including acquisition costs, plus the assumption of net debt of approximately $40,000.

The Company is fully integrating Longwall's (the main subsidiary of Dobson) operations into its wholly owned subsidiary, Joy Technologies Inc. ("Joy"); thus enabling Joy to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this integration, the Company has established purchase accounting reserves to provide for the estimated costs of this effort. The reserves related primarily to the closure of selected manufacturing and service facilities, severance and relocation costs approximated $71,000. As of April 30, 1998, approximately $49,600 of these reserves had been used. It is anticipated that the remaining reserves will be substantially utilized in fiscal 1998.

Beloit Anticipated Losses on Contracts
--------------------------------------
The Company recorded several unusual charges in the consolidated statement of income for the six months ended April 30, 1998. The restructuring charge of $65,000 pre-tax is described in note (c) Restructuring Charge. In addition,
                         --------------------
$155,000 of additional estimated contract costs were identified at Beloit related to certain contracts in Indonesia, with total contract values aggregating approximately $600,000. The additional costs primarily relate to non-proprietary equipment, installation and erection, freight and other site construction costs, and overruns due to changes in estimates of costs to complete relating to these complex, large-scale projects.

Based on its review of the $155,000 charge relating to these Indonesian contracts, Harnischfeger, with the assistance of its outside auditors, has determined that $27,600 of this charge is properly allocated to the fourth quarter of fiscal 1997 and relates to isolated costs for piping which were inadvertently overlooked. Income for that period and the full fiscal year of 1997 has been restated to reflect this charge. Harnischfeger, with the assistance of its outside auditors, has determined that $82,000 of these charges are more properly allocated to the first quarter of 1998 and $45,400 to the second quarter.

A detailed review ordered by the Company's Board of Directors, assisted by the Company's outside experts, confirmed the reasonableness of the $155,000 additional cost overrun estimate relating to the Indonesian projects. The actual costs may vary significantly from the estimates, up or down, based upon numerous factors including the volatility of the Indonesian political and economic situation and delivery, performance and other risks and uncertainties inherent in executing these large, complex projects. These factors cannot be predicted with certainty and may affect income on a quarter-to-quarter basis.

The detailed review has not revealed the existence of any accounting irregularities.

Also included in the second quarter of 1998 were $37,000 related to the resolution of a long-standing contract dispute.

In total, the unusual charges related to anticipated losses on contracts, resolution of the contract dispute and a restructuring charge amounted to $229,400 ($112,656 after tax and minority interest.)


Other
-----
In its June 1, 1998 second quarter press release, the Company also reported that it is contemplating separating its two principal business units to enhance shareholder value, working with Goldman, Sachs & Co. and with Merrill Lynch & Co. These units are the Mining Group, consisting of Joy Mining Machinery and P&H Mining Equipment, and the Pulp and Papermaking Machinery Group, consisting of Beloit Corporation. Such a transaction could involve among other things the sale of the Beloit business, the spinoff of one of the business units, securities offerings or recapitalizations by one or both of the businesses, or strategic alliances involving the businesses. The determination to pursue separation of our business units is the result of an ongoing process the Company has been engaged in during the past several months. Although the Company will pursue aggressively its best options, it will not undertake any transaction that does not satisfy its objective of enhancing long-term shareholder value. Accordingly, there can be no assurance as to whether or when any transaction will take place.

The Company is a party to litigation matters and claims. One of the claims against Beloit involves a lawsuit brought by Potlatch Corporation that alleges pulp line washers supplied by Beloit for less than $15,000 failed to perform satisfactorily. In June, 1997, a Lewiston, Idaho jury awarded Potlatch damages in the case which, together with fees, costs and interest to date, approximate $110,000. Beloit has appealed this award to the Idaho Supreme Court. The appeal is scheduled to be heard by the Court on September 10, 1998. The Company considers the eventual outcome of the Potlatch case to not be estimable. Reserves in the April 30, 1998 Consolidated Balance Sheet are less than the sales price of the washers. The possible ultimate cost to the Company of this case could be materially higher than the reserves.

            PART II.  OTHER INFORMATION
            ---------------------------
Item 4  Submission of Matters to a Vote of Security Holders
   ---------------------------------------------------
   At the Annual Shareholders' Meeting  held April 14,
   1998,

   Management's nominees were elected as directors to terms ending in 2001. The number of shares of Common
    Stock voted for each nominee were:

                                      For            Withheld
        Larry D. Brady         43,654,014         562,362
        Francis M. Corby, Jr.  43,632,831         583,535
        John D. Correnti       43,636,524         579,842
        Robert B. Hoffman      43,655,920         560,446
        Jean-Pierre Labruyere  41,256,408       2,959,959

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

   The Company's principal businesses involve designing, manufacturing, marketing and servicing large, complex machines for the mining and papermaking industries.
   Long periods of time are necessary to plan, design and build these machines. With respect to new machines and equipment, there are risks of customer acceptances and start-up or performance problems.
   Large amounts of capital are required to be devoted by the Company's customers to purchase these machines and to finance the mines and paper mills that use these machines. The Company's success in obtaining and managing a relatively small number of sales opportunities, including the Company's success in securing payment for such sales and meeting the requirements of warranties and guarantees associated with such sales, can affect the Company's financial performance. In addition, many projects are located in undeveloped or developing economies where business conditions are less predictable. In recent years, more than 50% of the Company's total sales occurred outside the United States.

   Other factors that could cause actual results to differ materially from those contemplated include:

   - Factors affecting customers' purchases of new equipment, rebuilds, parts and services such as:
        production capacity, stockpiles and production and consumption rates of coal, copper, iron, gold, fiber, paper/paperboard, recycled paper, steel and other commodities; the cash flows of customers; the cost and availability of financing to customers and quality of financing to customers and the ability of customers to obtain regulatory approval for investments in mining and papermaking projects;consolidations among customers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles, in the paper and mining businesses.

   - Factors affecting the Company's ability to capture available sales opportunities, including:
        customers' perceptions of the quality and value of the Company's products as compared to competitors' products; whether the Company has successful reference installations to show customers; customers' perceptions of the health and stability of the Company as compared to its competitors; the Company's ability to assist with competitive financing programs and the availability of manufacturing capacity at the Company's factories.

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

   - Factors affecting the Company's general business, such as: unforeseen patent, tax, product, environmental, employee health or benefit or contractual liabilities; nonrecurring restructuring and other special charges; changes in accounting or tax rules or regulations; and reassessments of asset valuations such as inventories.

   - Factors affecting general business levels, such as: political turmoil and economic turmoil in major markets such as the United States, Canada, Europe, Asia and the Pacific Rim, South Africa,
        Australia and Chile; environmental and trade regulations; and the stability and ease of exchange of currencies.


Item 6  Exhibits and Reports on Form 8-K
   --------------------------------
   (a)  Exhibits:
              3 Bylaws of Harnischfeger Industries, Inc.dated
                April 14, 1998.

             11 Statement re:  Calculation of Earnings
                Per Share

   (b)  Reports on Form 8-K

        (1) Current Report on Form 8-K dated April 13,
               1998 relating to the pro forma financial information related to the divestiture of the Material Handling Segment for the year ended October 31, 1997 and the quarter ended
               January 31, 1997 and 1998, respectively.

        (2) Current Report on Form 8-K dated April 27,
               1998 relating to the Harnischfeger
               Industries, Inc. News Release reporting an increase in the previously announced special charge to be taken during the Company's second quarter.

        (3) Current Report on Form 8-K dated April 28,
               1998 relating to the reclassified 1997 and first quarter 1998 quarterly income statements and 1997 and first quarter 1998 selected quarterly segment information all reclassified to reflect Material Handling as a discontinued operation.

FORM 10-Q
---------



                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   HARNISCHFEGER INDUSTRIES, INC.
                   -----------------------------
                         (Registrant)



                     /s/Francis M. Corby, Jr.
                   ------------------------
                        Francis M. Corby, Jr.
                        Executive Vice President For Finance
Date June 15, 1998    and Administration and Chief Financial
------------------    Officer

                     /s/James C. Benjamin
                   ------------------------
                        James C. Benjamin
                        Vice President and Controller
Date June 15, 1998    and Chief Accounting Officer
------------------
Exhibit 11
----------

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CALCULATION OF EARNINGS PER SHARE
---------------------------------
(Amounts in thousands except per share amounts)


                               Three Months Ended                                                    April 30,
                              -------------------
     1998                                  1997
    ------                                 ------
Average Shares Outstanding
   Basic                                 46,416     47,937
   ========                                ======
   Diluted                               46,416     48,407
   ========                                ======
Income (Loss) from
     Continuing Operations,
     after the 1998 restructuring
     and unusual charges                $(72,826) $ 38,128

Income from Discontinued Operation,
     net of applicable income taxes          972     6,843

Gain on Sale of Discontinued
     Operation,
     net of applicable income taxes      151,500                 -
   ---------                             --------

Net Income                              $ 79,646  $ 44,971
   =========                             ========

Earnings Per Share-Basic
   Income (loss) from
    continuing operations              $  (1.57)   $ 0.80
   Income from and net
    gain on sale of
    discontinued operation                 3.28              0.14
   ---------                            --------
   Net Income                          $   1.71  $   0.94
   =========                            =========
Earnings Per Share-Diluted

   Income (loss) from
     continuing operations             $  (1.57)         $   0.79
   Income from and net
     gain on sale of
     discontinued operation                3.28              0.14
   ----------                           ---------
   Net Income                          $   1.71  $   0.93
   ==========                           =========

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CALCULATION OF EARNINGS PER SHARE
---------------------------------
(Amounts in thousands except per share amounts)

                                 Six Months Ended
                                    April 30,
                                 ----------------
     1998                                  1997
    ------                                 ------
Average Shares Outstanding
   Basic                                   46,579  47,828
    ======                                =======
   Diluted                                 46,579  48,333
    ======                                =======
Income (Loss) from Continuing
     Operations,
     after the 1998 restructuring
     and unusual
     charges                            $(97,797) $64,460

Income from Discontinued Operation,
     net of applicable income taxes        4,376   11,369

Gain on Sale of Discontinued
     Operation,
     net of  applicable income taxes     151,500                -
   ---------                             --------
Net Income                              $ 58,079 $ 75,829
   =========                            =========
Earnings Per Share-Basic
  Income (loss) from
       continuing operations            $  (2.10)         $  1.35
   Income from and net
       gain on sale of
       discontinued operation               3.35     0.24
   --------                              -------
   Net Income                           $   1.25  $  1.59
   ========                              ========
Earnings Per Share-Diluted

   Income (loss) from
       continuing operations            $  (2.10)         $  1.34
   Income from and net gain on sale of
       discontinued operation               3.35             0.23
   ---------                             --------
   Net Income                           $   1.25  $  1.57
   =========                             ========


Exhibit 3

                                            4/14/98
                    B Y L A W S
                         OF
           HARNISCHFEGER INDUSTRIES, INC.

                     ARTICLE I
                      OFFICES
                      --------
        The initial
registered office of the corporation required by the Delaware General Corporation Law shall be 100
West Tenth Street, City of Wilmington, County of
New Castle, State of Delaware, and the address of the registered office may be changed from time to time by the Board of Directors.
   The principal business office of the corporation shall be located in the Village of Brookfield, County of Waukesha, State of Wisconsin. The corporation may have such other offices, either within or without the State of Wisconsin, as the Board of Directors may designate or as the business of the corporation may require from time to time.
        The
registered office of the corporation required by the Wisconsin Business Corporation Law may be, but need not be, the same as its place of business in the State of Wisconsin, and the address of the registered office may be changed from time to time by the Board of Directors.

                     ARTICLE II
                    STOCKHOLDERS
                   -------------
        SECTION 1.
Annual Meeting.  The annual
                      --------------
meeting of stockholders shall be held at a time and
on a date in the month of February designated by
resolution adopted by the Board of Directors for
the purpose of electing directors and for the
transaction of such other business as may come
before the meeting.  If the day fixed for the
annual meeting shall be a legal holiday in the
state where the meeting is to be held, such meeting
shall be held on the next succeeding business day.
If the election of directors shall not be held on
the day designated herein for the annual meeting of
the stockholders, or at any adjournment thereof,
the Board of Directors shall cause the election to
be held at a special meeting of the stockholders as
soon thereafter as is convenient.
        SECTION 2.
Special Meeting.  Special
                      ---------------
meetings of the stockholders, for any purpose or
purposes, unless otherwise prescribed by statute,
may be called by the Chief Executive Officer or by
the Board of Directors.
        SECTION 3.
Place of Meeting.  The Board
                      ----------------
of Directors may designate any place, either within
or without the State of Delaware, as the place of
meeting for any annual meeting or for any special
meeting called by the Board of Directors.  If no
designation is made, or if a special meeting be
otherwise called, the place of meeting shall be the
principal business office of the corporation in the
State of Wisconsin.
        SECTION 4.
Notice of Meeting.  Written
                      -----------------
notice stating the place, day and hour of the
meeting and, in the case of a special meeting, the
purpose or purposes for which the meeting is
called, shall be delivered not less than ten days
nor more than sixty days before the date of the
meeting, either personally or by mail, by or at the
direction of the Chief Executive Officer, or the
Secretary, or the officer or persons calling the
meeting, to each stockholder of record entitled to
vote at such meeting.  If mailed, such notice shall
be deemed to be given when deposited in the United
States mail, addressed to the stockholder at the
stockholder's address as it appears on the records
of the corporation, with postage thereon prepaid.
Any previously scheduled meeting of the
stockholders may be postponed, and any special
meeting of the stockholders may be cancelled, by
resolution of the Board of Directors upon public
notice given prior to the date previously scheduled
for such meeting of stockholders.
        SECTION 5.
Fixing of Record Date.  For
                      ---------------------
the purpose of determining stockholders entitled to
notice of or to vote at any meeting of stockholders
or any adjournment thereof, or entitled to receive
payment of any dividend, or in order to make a
determination of stockholders for any other proper
purpose, the Board of Directors of the corporation
may fix in advance a date as the record date for
any such determination of stockholders, such date
in any case to be not more than sixty days and, in
case of a meeting of stockholders, not less than
ten days prior to the date on which the particular
action, requiring such determination of
stockholders, is to be taken.  If no record date is
fixed for the determination of stockholders
entitled to notice of or to vote at a meeting of
stockholders, or stockholders entitled to receive
payment of a dividend, the close of business on the
date next preceding the date on which notice of the
meeting is mailed or the date on which the
resolution of the Board of Directors declaring such
dividend is adopted, as the case may be, shall be
the record date for such determination of
stockholders.  When a determination of stockholders
entitled to vote at any meeting of stockholders has
been made as provided in this section, such
determination shall apply to any adjournment
thereof; provided, however, that the Board of
Directors may fix a new record date for the
adjourned meeting.
        SECTION 6.
Voting Lists.  The officer
               ------------
or agent having charge of the stock ledger of the
corporation shall make, at least ten days before
each meeting of stockholders, a complete list of
the stockholders entitled to vote at such meeting,
or any adjournment thereof, arranged in
alphabetical order, with the address of and the
number of shares held by each; which list, for a
period of ten days prior to such meeting, shall be
kept at the place where the meeting is to be held,
or at another place within the city where the
meeting is to be held, which other place shall be
specified in the notice of meeting and the list
shall be subject to inspection by any stockholder
for any purpose germane to the meeting, at any time
during usual business hours.  Such list shall also
be produced and kept open at the time and place of
the meeting and shall be subject to the inspection
of any stockholder during the whole time of the
meeting.  The original stock ledger shall be prima
facie evidence as to who are the stockholders
entitled to examine such list or ledger or to vote
at any meeting of stockholders.  Failure to comply
with the requirements of this section will not
affect the validity of any action taken at such
meeting.
        SECTION 7.
Quorum.  A majority of the
                      ------
shares entitled to vote, represented in person or
by proxy, shall constitute a quorum at a meeting of
stockholders.  If a quorum is present, the
affirmative vote of a majority of the shares
represented at the meeting and entitled to vote on
the subject matter shall be the act of the
stockholders, unless the vote of a greater number
or voting by classes is required by Delaware law,
the Articles of Incorporation, or these Bylaws.  If
less than a majority of the outstanding shares are
represented at a meeting, a majority of the shares
so represented may adjourn the meeting from time to
time without further notice.  Any stockholders'
meeting, annual or special, whether or not a quorum
is present, may be adjourned from time to time by
the Chairman of the meeting without further notice.
At such adjourned meeting at which a quorum shall
be present or represented, any business may be
transacted which might have been transacted at the
meeting as originally called.
        SECTION 8.
Proxies.  At all meetings of
                      -------
stockholders, a stockholder may vote by proxy
executed in writing by the stockholder or by the
stockholder's duly authorized attorney in fact.
Such proxy shall be filed with the Secretary of the
corporation before or at the time of the meeting.
No proxy shall be valid after three years from the
date of its execution, unless otherwise provided in
the proxy.
        SECTION 9.
Voting of Shares.  Each
                      ----------------
outstanding share, regardless of class, shall be
entitled to one vote on each matter submitted to a
vote at a meeting of stockholders, except to the
extent that the voting rights of any class or
classes are enlarged, limited or denied by the
Articles of Incorporation or in the manner therein
provided.
        SECTION 10.
Voting of Shares by Certain
                       --------------------------
Holders.  Neither treasury shares nor shares of
-------
the corporation held by another corporation, if a
majority of the shares entitled to vote in the
election of directors of such other corporation is
held, directly or indirectly, by the corporation,
shall be entitled to vote or to be counted for
quorum purposes.  Nothing in this paragraph shall
be construed as limiting the right of the
corporation to vote its own stock held by it in a
fiduciary capacity.
        Shares
standing in the name of another corporation,
domestic or foreign, may be voted in the name of
such corporation by its President or such other
officer as the President may appoint or pursuant to
any proxy executed in the name of such corporation
by its President or such other officer as the
President may appoint in the absence of express
written notice filed with the Secretary that such
President or other officer has no authority to vote
such shares.
        Shares held
by an administrator, executor, guardian,
conservator, trustee in bankruptcy, receiver or
assignee for creditors may be voted by such
administrator, executor, guardian, conservator,
trustee in bankruptcy, receiver or assignee for
creditors, either in person or by proxy, without a
transfer of such shares into the name of such
administrator, executor, guardian, conservator,
trustee in bankruptcy, receiver or assignee for
creditors.  Shares standing in the name of a
fiduciary may be voted by such fiduciary, either in
person
or by proxy.
        A
stockholder whose shares are pledged shall be
entitled to vote such shares unless in the transfer
by the pledgor on the books of the corporation the
pledgor has expressly empowered the pledgee to vote
thereon, in which case only the pledgee, or the
pledgee's proxy, may represent such stock and vote
thereon.
   SECTION 11.  Stockholder Proposals.   No
                       --------------------
proposal for a stockholder vote shall be submitted
by a stockholder (a "Stockholder Proposal") to the
corporation's stockholders unless the stockholder
submitting such proposal (the "Proponent") shall
have filed a written notice setting forth with
particularity (i) the names and business addresses
of the Proponent and all Persons acting in concert
with the Proponent (ii) the name and address of the
Proponent and the Persons identified in clause (i),
as they appear on the corporation's books (if they
so appear), (iii) the class and number of shares of
the corporation beneficially owned by the Proponent
and the Persons identified in clause (i); (iv) a
description of the Stockholder Proposal containing
all material information relating thereto; and (v)
whether the Proponent or any Person identified in
clause (i) intends to solicit proxies from holders
of a majority of shares of the corporation entitled
to vote on the Stockholder Proposal.  The Proponent
shall also submit such other information as the
Board of Directors reasonably determines is
necessary or appropriate to enable the Board of
Directors and stockholders to consider the
Stockholder Proposal.  As used
in this Section, the term "Person" means any
individual, partnership, firm, corporation,
association, trust, unincorporated organization or
other entity.
   The presiding officer at any stockholders' meeting
may determine that any Stockholder Proposal was not
made in accordance with the procedures prescribed
in these Bylaws or is otherwise not in accordance
with law, and if it is so determined, such officer
shall so declare at the meeting and the Stockholder
Proposal shall be disregarded.
   The notice required by these Bylaws to be
delivered by the Proponent shall be delivered to
the Secretary at the principal executive office of
the corporation (i) not less than ninety (90) days
before the date of the previous year's annual
meeting of stockholders if such Stockholder
Proposal is to be submitted at an annual
stockholders' meeting and (ii) no later than the
close of business on the 15th day following the day
on which notice of the date of a special meeting of
stockholders was given if the Stockholder Proposal
is to be submitted at a special stockholders'
meeting (provided, however, if notice of the date
of the special meeting of stockholders was given
less than 20 days before the date of the special
meeting of stockholders, the notice required by
these Bylaws to be given by the Proponent shall be
delivered no later than the close of business on
the 5th day following the day on which notice of
the special stockholder's meeting was given).
   SECTION 12.  Inspectors of Election;
                       ----------------------
Opening and Closing the Polls.  The Board of
-----------------------------
Directors by resolution shall appoint one or more
inspectors, which inspector or inspectors may
include individuals who serve the corporation in
other capacities, including without limitation, as
officers, employees, agents or representatives, to
act at the meetings of stockholders and make a
written report thereof.  One or more persons may be
designated as alternate inspectors to replace any
inspector who fails to act.  If no inspector or
alternate has been appointed to act or is able to
act at a meeting of stockholders, the Chairman of
the meeting shall appoint one or more inspectors to
act at the meeting.  Each inspector, before
discharging his or her duties, shall take and sign
an oath faithfully to execute the duties of
inspector with strict impartiality and according to
the best of his or her ability.  The inspector
shall have the duties prescribed by law.
   The Chairman of the meeting shall fix and announce
at the meeting the date and time of the opening and
closing of the polls for each matter upon which the
stockholders will vote at a meeting.
   SECTION 13.  Stockholder Consent
                       -------------------
Procedures.  (a) Record Date for Action by Written
----------
Consent.  In order that the corporation may
determine the stockholders entitled to consent to
corporate action in writing without a meeting, the
Board of Directors may fix a record date, which
record date shall not precede the date upon which
the resolution fixing the record date is adopted by
the Board of Directors, and which date shall not be
more than 10 days after the date upon which the
resolution fixing the record date is adopted by the
Board of Directors.  Any stockholder of record
seeking to have the stockholders authorize or take
corporate action by written consent shall, by
written notice to the Secretary, request the Board
of Directors to fix a record date.  The Board of
Directors shall promptly, but in all events within
10 days after the date on which such a request is
received, adopt a resolution fixing the record
date.  If no record date has been fixed by the
Board of Directors within 10 days after the date on
which such a request is received, the record date
for determining stockholders entitled to consent to
corporate action in writing without a meeting, when
no prior action by the Board of Directors is
required by applicable law, shall be the first date
on which a signed written consent setting forth the
action taken or proposed to be taken is delivered
to the corporation by delivery to its registered
office in Delaware, its principal place of business
or to any officer or agent of the corporation
having custody of the book in which proceedings of
meetings of stockholders are recorded.  Delivery
made to the corporation's registered office shall
be by hand or by certified or registered mail,
return receipt requested.  If no record date has
been fixed by the Board of Directors and prior
action by the Board of Directors is required by
applicable law, the record date for determining
stockholders entitled to consent to corporate
action in writing without a meeting shall be at the
close of business on the date on which the Board of
Directors adopts the resolution taking such prior
action.
   (b) Inspectors of Written Consent.  In the event
of the delivery, in the manner provided by Section
13(a), to the corporation of the requisite written
consent or consents to take corporate action and/or
any related revocation or revocations, the
corporation shall engage nationally recognized
independent inspectors of elections for the purpose
of promptly performing a ministerial review of the
validity of the consents and revocations.  For the
purpose of permitting the inspectors to perform
such review, no action by written consent without a
meeting shall be effective until such date as the
independent inspectors certify to the corporation
that the consents delivered to the corporation in
accordance with Section 13(a) represent at least
the minimum number of votes that would be necessary
to take the corporate action.  Nothing contained in
this paragraph shall in any way be construed to
suggest or imply that the Board of Directors or any
stockholder shall not be entitled to test the
validity of any consent or revocation thereof,
whether before or after such certification by the
independent inspectors, or to take any other action
(including, without limitation, the commencement,
prosecution or defense of any litigation with
respect thereto, and the seeking of injunctive
relief in such litigation).
   (c) Effectiveness of Written Consent.  Every
written consent shall bear the signature of each
stockholder who signs the consent and no written
consent shall be effective to take the corporate
action referred to therein unless, within 60 days
of the date the earliest dated written consent was
received in accordance with Section 13(a), a
written consent or consents signed by a sufficient
number of holders to take such action are delivered
to the Corporation in the manner prescribed in
Section 13(a).
                    ARTICLE III
                 BOARD OF DIRECTORS
                 ------------------
        SECTION 1.
General Powers.  The
                      ---------------
business and affairs of the corporation shall be
managed by its Board of Directors.
        SECTION 2.
Number. Tenure and
                      ------------------
Qualifications.  The number of directors of the
--------------
corporation shall be thirteen.  Two of the three
classes of Directors established by the
corporation's Certificate of Incorporation shall
consist of four members and the third class shall
consist of five members.  Each director shall hold
office for the term provided in the Certificate of
Incorporation and until such director's successor
shall have been elected and qualified, or until
such director's earlier death or resignation.  No
director shall be or be deemed to be removed from
office prior to the expiration of such director's
term in office by virtue of a reduction in the
number of directors.  Directors need not be
residents of the State of Delaware or stockholders
of the corporation.
        SECTION 3.
Annual Meetings.  An annual
                      ---------------
meeting of the Board of Directors shall be held
without other notice than this Bylaw immediately
after, and at the same place as, the Annual Meeting
of Stockholders.
        SECTION 4.
Special Meetings.  Special
                      ----------------
meetings of the Board of Directors may be called by
or at the request of the Chairman or any two
directors.  The person or persons authorized to
call special meetings of the Board of Directors may
fix any place, either within or without the State
of Delaware, as the place for holding any special
meeting of the Board of Directors called by them.
        SECTION 5.
Notice.  Notice of any
                      ------
special meeting shall be given at least 48 hours
previous thereto by written notice delivered
personally or mailed to each director at such
director's business address, or by telegram.  If
mailed, such notice shall be deemed to be given
when deposited in the United States mail so
addressed, with postage thereon prepaid.  If notice
be given by telegram, such notice shall be deemed
to be given when the telegram is delivered to the
telegraph company.  Any director may waive notice
of any meeting.  The attendance of a director at a
meeting shall constitute a waiver of notice of such
meeting, except where a director attends a meeting
and objects thereat to the transaction of any
business because of the meeting is not lawfully
called or convened.  Neither the business to be
transacted at, nor the purpose of, any regular or
special meeting of the Board of Directors need be
specified in the notice or waiver of notice of such
meeting.
        SECTION 6.
Quorum.  A majority of the
                      ------
number of directors fixed by Section 2 of this
Article III shall constitute a quorum for the
transaction of business at any meeting of the Board
of Directors, but if less than such majority is
present at a meeting, a majority of the directors
present may adjourn the meeting from time to time
without further notice.
        SECTION 7.
Manner of Acting.  The act
                      ----------------
of the majority of the directors present at a
meeting at which a quorum is present shall be the
act of the Board of Directors.
   SECTION 8.  Nomination of Directors;
                      -----------------------
Vacancies.
---------
Candidates for director shall be nominated either
(i) by the Board of Directors or a committee
appointed by the Board of Directors or (ii) by
nomination at any stockholders' meeting by or on
behalf of any stockholder entitled to vote at such
meeting provided that written notice of such
stockholder's intent to make such nomination or
nominations has been given, either by personal
delivery or by United States mail, postage prepaid,
to the secretary of the corporation not later than
(1) with respect to an election to be held at an
annual meeting of stockholders, ninety (90) days in
advance of such meeting, and (2) with respect to an
election to be held at a special meeting of
stockholders for the election of directors, the
close of business on the tenth (10th) day following
the date on which notice of such meeting is first
given to stockholders.  Each such notice shall set
forth: (a) the name and address of the stockholder
who intends to make the nomination and of the
person or persons to be nominated; (b) a
representation that the stockholder is a holder of
record of stock of the corporation entitled to vote
at such meeting and intends to appear in person or
by proxy at the meeting to nominate the person or
persons specified in the notice; (c) a description
of all arrangements or understandings between the
stockholder and each nominee and any other person
or persons (naming such person or persons) pursuant
to which the nomination or nominations are to be
made by the stockholder; (d) such other information
regarding each nominee proposed by such stockholder
as would be required to be included in a proxy
statement filed pursuant to the proxy rules of the
Securities and Exchange Commission had the nominee
been nominated, or intended to be nominated, by the
Board of Directors; and (e) the consent of each
nominee to serve as a director of the corporation
if so elected.  The presiding officer of the
meeting may refuse to acknowledge the nomination of
any person not made in compliance with the
foregoing procedure.
   Any vacancy occurring in the Board of Directors,
including a vacancy created by an increase in the
number of directors, may be filled for the
remainder of the unexpired term by the affirmative
vote of a majority of the directors then in office
although less than a quorum.
        SECTION 9.
Action by Directors Without
                      ---------------------------
a Meeting.  Any action required to be taken at a
---------
meeting of directors, or at a meeting of a
committee of directors, or any other action which
may be taken at a meeting, may be taken without a
meeting if a consent in writing setting forth the
action so taken shall be signed by all of the
directors or members of the committee thereof
entitled to vote with respect to the subject matter
thereof and such consent shall have the same force
and effect as a unanimous vote.
        SECTION 10.
Participation in a Meeting
                       --------------------------
by Telephone.  Members of the Board of Directors
------------
or any committee of directors may participate in a
meeting of such Board or committee by means of
conference telephone or similar communication
equipment by means of which all persons
participating in the meeting can hear each other,
and participating in a meeting pursuant to this
section 10 shall constitute presence in person at
such meeting.
        SECTION 11.
Compensation.  The Board of
                       ------------
Directors, by majority vote of the directors then
in office and irrespective of any personal interest
of any of its members, shall have authority to
establish reasonable compensation of all directors
for services to the corporation as directors,
officers or otherwise, or to delegate such
authority to an appropriate committee.  The Board
of Directors also shall have authority to provide
for reasonable pensions, disability or death
benefits, and other benefits or payments, to
directors, officers and employees and to their
estates, families, dependents and beneficiaries on
account of prior services rendered by such
directors, officers and employees to the
corporation.  The Board of Directors may be paid
their expenses, if any, of attendance at each such
meeting of the Board.
        SECTION 12.
Presumption of Assent.  A
                       ---------------------
director of the corporation who is present at a
meeting of the Board of Directors at which action
on any corporate matter is taken shall be presumed
to have assented to the action taken unless such
director's dissent is entered in the minutes of the
meeting or unless such director files a written
dissent to such action with the person acting as
the Secretary of the meeting before the adjournment
thereof or forwards such dissent by registered mail
to the Secretary of the corporation immediately
after the adjournment of the meeting.  Such right
to dissent shall not apply to a director who voted
in favor of such action.
        SECTION 13.
Validity of Contracts.  No
                       ---------------------
contract or other transaction entered into by the
corporation shall be affected by the fact that a
director or officer of the corporation is in any
way interested in or connected with any party to
such contract or transaction, or is a party to such
contract or transaction, even though in the case of
a director the vote of the director having such
interest or connection shall have been necessary to
obligate the corporation upon such contract or
transaction; provided, however, that in any such
case (i) the material facts of such interest are
known or disclosed to the directors or stockholders
and the contract or transaction is authorized or
approved in good faith by the stockholders or by
the Board of Directors or a committee thereof
through the affirmative vote of a majority of the
disinterested directors (even though not a quorum),
or (ii) the contract or transaction is fair to the
corporation as of the time it is authorized,
approved or ratified by the stockholders, or by the
Board of Directors, or by a committee thereof.
   SECTION 14.  Indemnification and
                       -------------------
Insurance.   Each person who was or is made a
---------
party or is threatened to be made a party to or is
involved in any action, suit, arbitration,
mediation or proceeding, whether civil, criminal,
administrative or investigative, whether domestic
or foreign (hereinafter a "proceeding"), by reason
of the fact that he or she, or a person of whom he
or she is the legal representative, is or was a
director or officer of the corporation or is or was
serving at the request of the corporation as a
director, officer, employee or agent of another
corporation or of a partnership, joint venture,
trust or other enterprise, including service with
respect to employee benefit plans, whether the
basis of such proceeding is alleged action or
inaction in an official capacity as a director,
officer, employee or agent or in any other capacity
while serving as a director, officer, employee or
agent, shall be indemnified and held harmless by
the corporation to the fullest extent not
prohibited by the General Corporation Law of the
State of Delaware, as the same exists or may
hereafter be amended (but, in the case of any such
amendment, with respect to alleged action or
inaction occurring prior to such amendment, only to
the extent that such amendment permits the
corporation to provide broader indemnification
rights than said law permitted the corporation to
provide prior to such amendment), against all
expense, liability and loss (including without
limitation attorneys' fees and expenses, judgments,
fines, ERISA excise taxes or penalties and amounts
paid or to be paid in settlement) reasonably
incurred or suffered by such person in connection
therewith.  Such indemnification as to such alleged
action or inaction shall continue as to a person
who has ceased after such alleged action or
inaction to be a director, officer, employee or
agent and shall inure to the benefit of his or her
heirs, executors and administrators; provided,
however, that, except as provided in the following
paragraph, the corporation shall indemnify any such
person seeking indemnification in connection with a
proceeding (or part thereof) initiated by such
person only if such proceeding (or part thereof)
was authorized by the Board unless such proceeding
(or part thereof) is a counter claim, cross-claim,
third party claim or appeal brought by such person
in any proceeding.  The right to indemnification
conferred in this Section shall be a contract right
and shall include the right to be paid by the
corporation the expenses incurred in defending any
such proceeding in advance of its final
disposition; provided, however, that, if the
General
--------  -------
Corporation law of the State of Delaware requires,
the payment of such expenses incurred by a director
or officer in his or her capacity as a director or
officer (and not in any other capacity in which
service was or is rendered by such person while a
director or officer, including, without limitation,
service to an employee benefit plan) in advance of
the final disposition of a proceeding, shall be
made only upon delivery to the corporation of an
undertaking, by or on behalf of such director or
officer, to repay all amounts so advanced if it
shall ultimately be determined by final judicial
decision from which there is no further appeal that
such director or officer is not entitled to be
indemnified for such expenses under this Section or
otherwise.  The corporation may, by action of the
Board, provide indemnification to an employee or
agent of the corporation or to a director, trustee,
officer, employee or agent of another corporation
or of a partnership, joint venture, trust or other
enterprise of which the corporation owns fifty
percent or more with the same scope and effect as
the foregoing indemnification of directors and
officers or such lesser scope and effect as shall
be determined by action of the Board.
   If a claim under the preceding paragraph is not
paid in full by the corporation within thirty days
after a written claim has been received by the
corporation, the claimant may at any time
thereafter bring suit against the corporation to
recover the unpaid amount of the claim and, if
successful in whole or in part in any such claim or
suit, or in a claim or suit brought by the
corporation to recover an advancement of expenses
under this paragraph, the claimant shall be
entitled to be paid also the expense of prosecuting
or defending any such claim or suit.  It shall be a
defense to any such action (other than an action
brought to enforce a claim for expenses incurred in
defending any proceeding in advance of its final
disposition where the required undertaking, if any
is required, has been tendered to the corporation)
that the claimant has not met the applicable
standard of conduct which make it permissible under
the General Corporation Law of the State of
Delaware for the corporation to indemnify the
claimant for the amount claimed, but the burden of
proving such defense shall be on the corporation.
Neither the failure of the corporation (including
its Board of Directors, independent legal counsel,
or its stockholders) to have made a determination
prior to the commencement of such action that
indemnification of the claimant is proper in the
circumstances because he or she has met the
applicable standard of conduct set forth in the
General Corporation Law of the State of Delaware,
nor an actual determination by the corporation
(including its Board of Directors, independent
legal counsel, or its stockholders) that the
claimant has not met such applicable standard of
conduct set forth in the General Corporation Law of
the State of Delaware, shall be a defense to the
action or create a presumption that the claimant
has not met the applicable standard of conduct.  In
any suit brought by such person to enforce a right
to indemnification or to an advancement of expenses
hereunder, or by the corporation to recover an
advancement of expenses hereunder, the burden of
proving that such person is not entitled to be
indemnified, or to have or retain such advancement
of expenses, shall be on the corporation.
   The right to indemnification and the payment of
expenses incurred in defending a proceeding in
advance of its final disposition conferred in this
Section shall not be exclusive of any other right
which any person may have or hereafter acquire
under any statute, provision of the Certificate of
Incorporation, By-law, agreement, vote of
stockholders or disinterested directors or
otherwise.
   The corporation may maintain insurance, at its
expense, to protect itself and any director,
officer, employee or agent of the corporation or
another corporation, partnership, joint venture,
trust or other enterprise against any such expense,
liability or loss, whether or not the corporation
would have the power to indemnify such person
against such expense, liability or loss under the
General Corporation Law of the State of Delaware.
   In the event that any of the provisions of this
Section 14 (including any provision within a single
section, paragraph or sentence) is held by a court
of competent jurisdiction to be invalid, void or
otherwise unenforceable, the remaining provisions
are severable and shall remain enforceable to the
full extent permitted by law.
        SECTION 15.
Committees of Directors.
                       -----------------------
The Board of Directors may, by resolution passed by
a majority of the whole Board, designate one or
more committees, each committee to consist of one
or more of the directors of the corporation.  The
Board may designate one or more directors as
alternate committee members, who may replace any
absent or disqualified member at any committee
meeting.  In the absence or disqualification of a
committee member, the member or members present at
any meeting and not disqualified from voting,
whether such member or members constitute a quorum,
may unanimously appoint another director to act at
the meeting in place of the absent or disqualified
member.  Any such committee shall have and may
exercise all the powers and authority of the Board
of Directors in the management of the business and
affairs of the corporation, and may authorize the
seal of the corporation to be affixed to all papers
which may require it; but no such committee shall
have the power or authority in reference to
amending the Certificate of Incorporation (except
that a committee may, to the extent authorized in
the resolution(s) providing for the issuance of
shares of stock adopted by the Board, fix any of
the preferences or rights of such shares relating
to dividends, redemption, dissolution, any
distribution of assets of the corporation or the
conversion into, or the exchange of such shares
for, shares of any other class or classes or any
other series of the same or any other class or
classes of stock of the corporation), adopting an
agreement of merger or consolidation, recommending
to the stockholders the sale, lease or exchange of
all or substantially all of the corporation's
property and assets, recommending to the
stockholders a dissolution of the corporation or a
revocation of a dissolution, or amending the Bylaws
of the corporation; and, unless the resolution
expressly so provides, no such committee shall have
the power or authority to declare a dividend or to
authorize the issuance of stock, or to adopt a
certificate of ownership and merger.
                     ARTICLE IV
                      OFFICERS
                      --------
        SECTION 1.
Number.  The officers of the
                     -------
corporation shall be a Chairman of the Board (who
must be a member of the Board of Directors and who
also may be an employee of the corporation), a
Chief Executive Officer, a President, one or more
Vice Presidents (the number thereof to be
determined by the Board of Directors), a Secretary,
a Treasurer and a Controller, each of whom shall be
elected by the Board of Directors.  The Board of
Directors may also elect a Chief Operating Officer
and one or more Group Presidents and may designate
one or more of the Vice Presidents as Executive
Vice Presidents or Senior Vice Presidents.  Such
other officers and assistant officers and agents as
may be deemed necessary may be elected or appointed
by the Board of Directors.  Any two or more offices
may be held by the same person, except the offices
of President and Secretary, and the offices of
President and Vice President.
        SECTION 2.
Election and Term of Office.
--------------------------
The officers of the corporation shall be elected
annually by the Board of Directors at the first
meeting of the Board of Directors held after each
annual meeting of the stockholders.  If the
election of officers shall not be held at such
meeting, such election shall be held as soon
thereafter as convenient.  Each officer shall hold
office until such officer's successor shall have
been duly elected or until such officer's death or
until such officer
shall resign or shall have been removed in the
manner hereinafter provided.
        SECTION 3.
Removal.  Any officer or
                      -------
agent elected or appointed by the Board of
Directors may be removed by the Board of Directors
whenever in its judgment the best interests of the
corporation would be served thereby, but such
removal shall be without prejudice to the contract
rights, if any, of the person so removed.  Election
or appointment shall not of itself create contract
rights.
        SECTION 4.
Vacancies.  A vacancy in any
                      ---------
office because of death, resignation, removal,
disqualification or otherwise, may be filled by the
Board of Directors for the unexpired portion of the
term.
        SECTION 5.
Chairman of the Board.  The
                      ---------------------
Chairman of the Board shall preside at all meetings of the Board of Directors and stockholders.

        SECTION 6.
Chief Executive Officer.
  -----------------------
The Chief Executive Officer shall be the principal executive officer of the corporation and, subject to the control of the Board of Directors, shall supervise and control all of the business and affairs of the corporation, and establish current and long-range objectives, plans and policies. The
Chief Executive Officer shall have authority, subject to such rules as may be prescribed by the Board of Directors, to appoint such agents and employees of the corporation as the Chief Executive
Officer shall deem necessary, to prescribe their powers, duties and compensation, and to delegate authority to them. Such agents and employees shall hold office at the discretion of the Chief
Executive Officer. The Chief Executive Officer shall have authority to sign, execute and acknowledge, on behalf of the corporation, all deeds, mortgages, bonds, stock certificates, contracts, leases, reports and all other documents or instruments necessary or proper to be executed in the course of the corporation's regular business or which shall be authorized by resolution of the Board of Directors; and, except as otherwise provided by law or the Board of Directors, the Chief Executive Officer may authorize the President, an Executive Vice President, Senior Vice
President, or other officer or agent of the corporation to sign, execute and acknowledge such documents or instruments in the Chief Executive
Officer's place and stead.  In general, the Chief
Executive Officer shall perform all duties incident to the office of Chief Executive Officer and such other duties as may be prescribed by the Board of Directors from time to time. In the absence of the Chairman of the Board, the Chief Executive

Officer shall, when present, preside at all
meetings of the stockholders and the Board of
Directors.
        SECTION 7.
President.  The President
                      ---------
shall direct, administer and coordinate the
activities of the corporation in accordance with
policies, goals and objectives established by the
Chief Executive Officer and the Board of Directors.
The President shall also assist the Chief Executive
Officer in the development of corporate policies
and goals.  In the absence of both the Chairman of
the Board and the Chief Executive Officer, the
President shall, when present, preside at all
meetings of the stockholders and the Board of
Directors.
        SECTION 8.
The Chief Operating Officer,
                      ---------------------------
Group Presidents and the Vice Presidents.  In the
-----------------------------------------
absence of the President or in the event of the
President's death, inability or refusal to act, the
Chief Operating Officer, the Group Presidents and
the Executive Vice Presidents in the order
designated at the time of their election, or, in
the absence of any designation, then in the order
of their election (or in the event there be no
Chief Operating Officer, Group Presidents or
Executive Vice Presidents or they are incapable of
acting, the Senior Vice Presidents in the order
designated at the time of their election, or, in
the absence of any designation, then in the order
of their election) shall perform the duties of the
President, and when so acting shall have all the
powers of and be subject to all the restrictions
upon the President.  The Board of Directors may
designate certain Vice Presidents as being in
charge of designated divisions, plants, or
functions of the corporation's business and add
appropriate description to their title.  Any Chief
Operating Officer, Group President or Vice
President may sign, with the Secretary or an
Assistant Secretary, certificates for shares of the
corporation; and shall perform such other duties as
from time to time may be assigned to such Chief
Operating Officer, Group President or Vice
President by the Chief Executive Officer or by the
Board of Directors.
        SECTION 9.
The Secretary.  The
                      -------------
Secretary shall:  (a) keep the minutes of the
stockholders' and of the Board of Directors'
meetings in one or more books provided for that
purpose; (b) see that all notices are duly given in
accordance with the provisions of these Bylaws or
as required by law; (c) be custodian of the
corporate records and of the seal of the
corporation and see that the seal of the
corporation is affixed to all documents, the
execution of which on behalf of the corporation
under its seal is duly authorized; (d) keep or
cause to be kept a register of the post office
address of each stockholder which shall be
furnished to the Secretary by such stockholder; (e)
sign with the Chief Executive Officer, President,
or any Vice President, certificates for shares of
the corporation, the issuance of which shall have
been authorized by resolution of the Board of
Directors; (f) have general charge of the stock
transfer books of the corporation; and (g) in
general, perform all duties incident to the office
of Secretary and such other duties as from time to
time may be assigned to the Secretary by the Chief
Executive Officer or by the Board of Directors.
        SECTION 10.
The Treasurer.  The
                       -------------
Treasurer shall give a bond for the faithful
discharge of the Treasurer's duties in such sum and
with such surety or sureties as the Board of
Directors shall determine.  The Treasurer shall:
(a) have charge and custody of and be responsible
for all funds and securities of the corporation;
receive and give receipts for monies due and
payable to the corporation from any source
whatsoever, and deposit all such monies in the name
of the corporation in such banks, trust companies
or other depositories as shall be selected in
accordance with the provisions of Article VI of
these Bylaws; and (b) in general, perform all of
the duties incident to the office of Treasurer and
such other duties as from time to time may be
assigned to the Treasurer by the Chief Executive
Officer or by the Board of Directors.
        SECTION 11.
The Controller.  The
                       --------------
Controller shall:  (a) keep, or cause to be kept,
correct and complete books and records of account,
including full and accurate accounts of receipts
and disbursements in books belonging to the
corporation; and (b) in general, perform all duties
incident to the office of Controller and such other
duties as from time to time may be assigned to the
Controller by the Chief Executive Officer or by the
Board of Directors.
        SECTION 12.
Assistant Secretaries and
                       -------------------------
Assistant Treasurers.  The Assistant Secretaries
--------------------
may sign with the President, or any Vice President,
certificates for shares of the corporation, the
issuance of which shall have been authorized by a
resolution of the Board of Directors.  Assistant
Treasurers shall respectively give bonds for the
faithful discharge of their duties in such sums and
with such sureties as the Board of Directors shall
determine.  The Assistant Secretaries and Assistant
Treasurers, in general, shall perform such duties
as shall
be assigned to them by the Secretary or the
Treasurer, respectively, or by the Chief Executive
Officer or the Board of Directors.
        SECTION 13.
Salaries.  The salaries of
                       --------
the officers shall be fixed from time to time by the Board of Directors and no officer shall be prevented from receiving such salary by reason of the fact that such officer is also a director of the corporation.

                     ARTICLE V
                APPOINTED EXECUTIVES
               ---------------------
        SECTION 1.
Vice Presidents.  The Chief
                      ---------------
Executive Officer may appoint, from time to time,
as the Chief Executive Officer may see fit, and fix
the compensation of, one or more Vice Presidents
whose title will include words describing the
function of such Vice President's office and the
group, division or other unit of the Company in
which such Vice President's office is located.
Each of such appointed Vice Presidents shall hold
office during the pleasure of the Chief Executive
Officer, shall perform such duties as the Chief
Executive Officer may assign, and shall exercise
the authority set forth in the Chief Executive
Officer's letter appointing such Vice President.
        SECTION 2.
Assistants.  The Chief
                      ----------
Executive Officer may appoint, from time to time, as the Chief Executive Officer may see fit, and fix the compensation of, one or more Assistants to the Chairman, one or more Assistants to the President, and one or more Assistants to the Vice Presidents, each of whom shall hold office during the pleasure of the Chief Executive Officer, and shall perform such duties as the Chief Executive Officer may assign.

                     ARTICLE VI
       CONTRACTS, LOANS, CHECKS AND DEPOSITS
      ---------------------------------------
        SECTION 1.
Contracts.  The Board of
               ---------
Directors may authorize any officer or officers,
agent or agents, to enter into any contract or
execute and deliver any instrument in the name of
and on behalf of the corporation, and such
authority may be general or confined to specific
instances.
        SECTION 2.
Loans.  No loans shall be
                      -----
contracted on behalf of the corporation and no
evidences of indebtedness shall be issued in its
name unless authorized by a resolution of the Board
of Directors.  Such authority may be general or
confined to specific instances.
        SECTION 3.
Checks, Drafts, etc.  All
                      -------------------
checks, drafts or other orders for the payment of
money, notes or other evidences of indebtedness
issued in the name of the corporation, shall be
signed by such officer or officers, agent or
agents, of the corporation and in such manner as
shall from time to time be determined by resolution
of the Board of Directors.
        SECTION 4.
Deposits.  All funds of the
                      --------
corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the Board of Directors may select.

                    ARTICLE VII
     CERTIFICATE FOR SHARES AND THEIR TRANSFER
     -----------------------------------------
        SECTION 1.
Certificates for Shares.
                      -----------------------
Certificates representing shares of the corporation
shall be in such form as shall be determined by the
Board of Directors.  Such certificates shall be
signed by the Chief Executive Officer, President,
or any Vice President and by the Treasurer or an
Assistant Treasurer, or the Secretary or an
Assistant Secretary.  Any or all of the signatures
on the certificate may be a facsimile.  In case any
officer, transfer agent, or registrar who has
signed or whose facsimile signature has been placed
upon a certificate shall have ceased to be such
officer, transfer agent, or registrar before such
certificate is issued, it may be issued by the
corporation with the same effect as if such person
were such officer, transfer agent, or registrar at
the date of issue.  All certificates for shares
shall be consecutively numbered or otherwise
identified.  The name and address of the person to
whom the shares represented thereby are issued,
with the number of shares and date of issue, shall
be entered on the stock ledger of the corporation.
        All
certificates surrendered to the corporation for
transfer shall be canceled and no new certificate
shall be issued until the former certificate for a
like number of shares shall have been surrendered
and canceled, except that in the case of a lost,
destroyed or mutilated certificate, a new one may
be issued therefor upon such terms and indemnity to
the corporation as the Board of Directors may
prescribe.
        SECTION 2.
Transfer of Shares.
                      ------------------
Transfer of shares of the corporation shall be made only on the stock ledger of the corporation by the holder of record thereof or by such person's legal representative, who shall, if so required, furnish proper evidence of authority to transfer, or by such person's attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the corporation, and on surrender for cancellation of the certificate for such shares.
The person in whose name shares stand on the books of the corporation shall be deemed by the corporation to be the owner thereof for all purposes.

                    ARTICLE VIII
                    FISCAL YEAR
                    -----------
        The fiscal
year of the corporation shall begin on the first day of November and end on the thirty-first day of October in each year.

                     ARTICLE IX
                     DIVIDENDS
                     ----------
        The Board of
Directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law and by the Articles of Incorporation.

                     ARTICLE X
                        SEAL
                        ----
        The Board of
Directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the corporation and the state of incorporation and the words "Corporate Seal".

                     ARTICLE XI
                  WAIVER OF NOTICE
                 -----------------
        Whenever any
notice is required to be given to any stockholder or director of the corporation under the provisions of these Bylaws or under the provisions of the Articles of Incorporation or under the provisions of the Delaware General Corporation Law, a waiver thereof in writing, signed at any time by the person or persons entitled to such notice of the meeting, shall be deemed equivalent to the giving of such notice.



                    ARTICLE XII
                     AMENDMENTS
                    -----------
        These Bylaws
may be amended or repealed and new Bylaws may be adopted by the Board of Directors at any regular or special meeting thereof only with the affirmative vote of at least 80% of the total number of Directors.