Form 10-Q
period 1998-07-31
HARNISCHFEGER INDUSTRIES INC
filed 1998-09-14
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
        -----------------------------------
              Washington, D.C.  20549

                     FORM 10-Q
                     ----------
                     (MARK ONE)

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--      OF THE SECURITIES EXCHANGE ACT OF 1934
 X   FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998
--                               --------------
                         OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--      OF THE SECURITIES EXCHANGE ACT OF 1934
--   FOR THE TRANSITION PERIOD FROM      TO
                                    ----    ----

           COMMISSION FILE NUMBER 1-9299
           -----------------------------
           HARNISCHFEGER INDUSTRIES, INC.
          -------------------------------
   (Exact Name of Registrant as Specified in Its
Charter)

          Delaware                  39-1566457
-----------------------       ------------------
(State of Incorporation)       (I.R.S. Employer
                               Identification No.)

3600 South Lake Drive, St. Francis, Wisconsin
---------------------------------------------
(Address of principal executive offices)
        53235-3716
----------------------------
          (Zip Code)
(414)486-6400
-----------------------------------------------
(Registrant's Telephone Number, Including Area
Code)

Indicate by checkmark whether the registrant:  (1)
has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X                 No
              ---                    ----
Indicate the number of shares outstanding of each
of the issuer's classes of common stock, as of the
latest practicable date.
    Class            Outstanding at September 11, 1998
-----------      ----------------------------------
Common Stock,                   47,798,668  shares
$1 par value
           HARNISCHFEGER INDUSTRIES, INC.
           ------------------------------

                     FORM 10-Q
                     ---------
                   July 31, 1998
                   --------------

                       INDEX
                       ------


                                           Page No.
                                          --------
PART I.   Financial Information:

          Consolidated Statement
           of Income -                          1
             Three and Nine Months Ended
             July 31, 1998 and 1997

          Consolidated Balance Sheet -        2-3
             July 31, 1998 and
             October 31, 1997

          Consolidated Statement
            of Cash Flows -                    4
             Nine Months Ended
             July 31, 1998 and 1997

          Consolidated Statement
            of Shareholders' Equity -          5
             Nine Months Ended
             July 31, 1998 and 1997

          Notes to Consolidated
            Financial Statements             6-12

          Management's Discussion
            and Analysis
            of Results of Operations
            and Financial
            Condition                       13-20


PART II.  Other Information                 21-22

Signatures                                    23



PART I.  FINANCIAL INFORMATION
-------------------------------

HARNISCHFEGER INDUSTRIES, INC.
------------------------------

CONSOLIDATED STATEMENT OF INCOME
--------------------------------
(Dollar amounts in thousands except per share amounts)

                                 (Unaudited)
                           Three Months Ended
                                  July 31,
                          -----------------------
                                1998      1997
   ----------                            --------
Revenues
   Net Sales                            $503,169 $704,212
   Other Income                              475            5,417
   ---------                            --------
   503,644                               709,629

Cost of Sales, including anticipated
   losses on contracts                   443,996  540,222
Product Development, Selling
  and Administrative Expenses            113,959          102,821
Restructuring Charge                           -                -
   -------                               -------
Operating Income (Loss)                  (54,311)  66,586

Interest Expense - Net                   (20,539)         (18,444)
   --------                              --------
Income (Loss) Before (Provision)
  Benefit For Income Taxes and
  Minority Interest                      (74,850)  48,142

(Provision) Benefit for Income Taxes      25,450  (15,315)

Minority Interest                         10,796           (2,755)
   --------                              --------
Income (Loss) from Continuing
  Operations                             (38,604)  30,072

Income from Discontinued
     Operation,
     net of applicable income taxes            -    5,818

Gain on Sale of Discontinued
     Operation,
     net of applicable income taxes                     -                -
   ----------                           ---------
Net Income (Loss)                     $  (38,604)$  35,890
   ==========                           =========
Earnings Per Share-Basic
   Income (loss) from
     continuing operations            $    (0.83)$   0.63
     Income from and net gain
       on sale of
       discontinued operation                  -             0.12
   ----------                           ---------
Net income (loss) per
     common share                     $    (0.83)$   0.75
   ==========                            ========

Earnings Per Share-Diluted
   Income (loss) from
   continuing operations              $    (0.83)$   0.62
     Income from and net
      gain on sale of
      discontinued operation                   -             0.12
   ----------                           ---------
Net income (loss) per common share    $    (0.83)$   0.74
   ===========                          =========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF INCOME
--------------------------------
(Dollar amounts in thousands except per share amounts)

                            Nine Months Ended
   July 31,
                         ------------------------
           1998                           1997
    ----------                         ----------
Revenues
   Net Sales                         $1,538,852        $2,021,147
   Other Income                          11,235            24,991
   ----------                         ----------
   1,550,087                           2,046,138

Cost of Sales, including
   anticipated
   losses on contracts                1,383,450         1,539,049
Product Development, Selling
  and Administrative Expenses           326,969   299,281
Restructuring Charge                     65,000                 -
   ---------                           ---------
Operating Income (Loss)                (225,332)  207,808

Interest Expense - Net                  (58,636)          (52,456)
   ----------                          ---------
Income (Loss) Before
  (Provision) Benefit For
   Income Taxes and
  Minority Interest                    (283,968)  155,352

(Provision) Benefit
   for Income Taxes                     107,150           (52,817)

Minority Interest                        40,417            (8,003)
    ---------                           ---------
Income (Loss) from Continuing
  Operations                           (136,401)   94,532

Income from Discontinued
     Operation,
     net of applicable
     income taxes                         4,376    17,187

Gain on Sale of Discontinued
     Operation,
     net of applicable
     income taxes                        151,500                -
   --------                              --------
Net Income (Loss)                    $    19,475        $ 111,719
Earnings Per Share-Basic
   Income (loss) from
    continuing operations            $     (2.93)        $   1.98
  Income from and net
    gain on sale of
    discontinued operation                  3.35             0.36
   -----------                          ---------
Net income (loss) per
    common share                      $     0.42 $   2.34
   ===========                          =========

Earnings Per Share-Diluted
   Income (loss) from
    continuing operations             $    (2.93)        $   1.96
     Income from and
       net gain on sale of
       discontinued operation               3.35             0.35
   ---------                            --------
Net income (loss)
    per common share                   $    0.42 $   2.31
   =========                            ========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED BALANCE SHEET
(Dollar amounts in thousands)


                                July 31,      October 31,
                                 1998             1997
                               --------      -----------
                               (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents    $     48,579   $     29,383
  Accounts receivable-net           697,298        836,169
  Inventories                       590,766        594,761
  Other current assets              152,859        119,076
  Businesses held for sale                -          9,323
                                ------------   -----------
                                  1,489,502      1,588,712

Property, Plant and Equipment:
  Land and improvements              61,622         60,724
  Buildings                         270,690        293,501
  Machinery and equipment           795,014        821,479
                                 -----------    ----------
                                  1,127,326      1,175,704
  Accumulated depreciation         (513,077)      (518,604)
                                 -----------    ----------
                                    614,249        657,100

Investments and Other Assets:
  Goodwill                          473,737        508,634
  Intangible assets                  28,054         33,027
  Other assets                      140,858        137,062
                                 ------------   ----------
                                    642,649        678,723
                                 -----------    ----------
                                 $2,746,400     $2,924,535
                                 ===========    ==========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
-------------------------------
CONSOLIDATED BALANCE SHEET
--------------------------
(Dollar amounts in thousands)

                                   July 31,    October 31,
                                     1998           1997
                                   ---------   -----------
                                  (Unaudited)
Liabilities and
 Shareholders' Equity

Current Liabilities:
  Short-term notes payable,
    including current
    portion of long-term
    obligations                     $   121,931        $  225,853
  Trade accounts payable                313,026   460,689
  Employee compensation
    and benefits                        107,053   132,268
  Advance payments and
    progress billings                    96,626    85,680
  Accrued warranties                     56,197    47,753
  Other current liabilities             291,471           228,254
                                   -----------  ---------
                                      986,304   1,180,497

Long-term Obligations                   881,835   713,466

Other Liabilities:
  Liability for postretirement
   benefits                              32,030            56,202
  Accrued pension costs                  37,769    36,707
  Other liabilities                      17,282    11,608
  Deferred income taxes                  33,666            78,671
                                    ----------   ---------
                                       120,747    183,188

Minority Interest                        55,431    97,724

Shareholders' Equity:
  Common stock (51,668,939 and
     51,607,172 shares issued,
     respectively)                        51,669   51,607
  Capital in excess of par value         608,714  625,358
  Retained earnings                      258,852  253,727
  Cumulative translation
     adjustments                         (71,749)         (41,440)
  Less: Stock Employee
        Compensation
         Trust (1,433,147
         and 1,433,147
         shares, respectively)
         at market                      (35,650)  (56,430)
Treasury stock (3,870,271 and
          3,127,697 shares,
         respectively)
          at cost                      (109,753)  (83,162)
                                      ---------  ---------
                                        702,083   749,660
                                      ---------  ---------
                                     $2,746,400 $2,924,535
                                     ========== ==========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------
(Dollar amounts in thousands)
(Unaudited)                                                                                       Nine Months Ended
                                 July 31,
                                ---------------------
                                   1998        1997
                               -----------  ----------
Operating Activities
   Net income                   $    19,475  $  111,719
        Add (deduct) - Items
      not affecting cash:
         Income from and gain
       on sale of
       discontinued
       operation                  (155,876)    (17,187)
         Restructuring charge          65,000           -
         Depreciation and
       amortization                 65,614      67,208
         Minority interest,
       net of dividends paid       (40,417)      7,792
         Prepaid/deferred
       income taxes -net          (130,055)     18,064
         Other - net                   (15,090)    (9,742)
   Changes in working capital,
      exclusive of acquisitions
      and divestitures
        Decrease (increase) in
      accounts receivable - net     40,727    (180,426)
        (Increase) in inventories      (56,900)    (44,346)
        (Increase) in other
      current assets                (6,640)    (10,300)
        (Decrease) increase in
      trade accounts payable      (114,629)    130,324
        (Decrease) in employee
      compensation and benefits    (22,971)    (33,855)
        Increase (decrease) in
      advance payments
      and progress billings         21,559     (30,978)
        (Decrease) in other
      current liabilities          (27,995)    (63,785)
                                  ---------   ---------
           Net cash applied to
        operating activities      (358,198)    (55,512)
                                  =========   =========
Investment and Other Transactions
   Acquisitions, net
    of cash acquired               (40,192)     (5,325)
   Proceeds from sale
    of Material Handling           341,000           -
   Proceeds from sale of
    J&L Fiber Services             109,445           -
   Net proceeds from sale
    of non-core Dobson
    Park businesses                  9,323      10,572
     Net proceeds from sale
      of New Philadelphia Fan Co.        -      18,051
   Net proceeds from sale
     of Castings Division                -       7,229
   Property, plant and
     equipment acquired            (90,851)    (98,444)
   Property, plant and
     equipment retired              17,045      21,563
   Other - net                       (6,336)    (20,005)
           Net cash provided by
         (applied to) investment
             and other transactions   339,434     (66,359)
                                  ---------   ----------
Financing Activities
   Dividends paid                   (13,920)    (14,374)
   Exercise of stock options          1,318       5,148
    Purchase of treasury stock     (30,086)     (3,138)
   Issuance of long-term
    obligations less discount      177,332     149,989
   Redemption of long-term
    obligations                     (1,423)    (55,381)
   (Decrease) increase in
    short-term notes payable       (93,583)     28,154
                                  ---------   ----------
           Net cash provided by
        financing activities        39,638     110,398
                                  ---------   ----------
Effect of Exchange Rate
  Changes on Cash and
   Cash Equivalents                  (1,678)        829
Increase (decrease) in
  Cash and Cash Equivalents         19,196     (10,644)
Cash and Cash Equivalents
  at Beginning of Period            29,383      36,936
                                 ----------  ----------
Cash and Cash Equivalents
  at End of Period              $   48,579  $   26,292
                                =========== ===========

See accompanying notes to financial statements.
HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
---------------------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                   Capital in
    Common                          Excess of
     Stock                          Par Value
   --------                         ----------
Nine Months Ended July 31, 1998
-------------------------------
Balance at October 31, 1997            $51,607  $625,358
   Net income
   Translation adjustments
   Exercise of 61,767 stock options         62     1,256
   Dividends paid ($.30 per share)
   Dividends on shares held by SECT                  430
   Adjust SECT shares to
    market value                                 (20,780)
   123,926 shares purchased
    by employee
     and director benefit plans                    1,926
   866,500 shares acquired
    as treasury stock
   Amortization of
    unearned compensation
     on restricted stock                              524
   -------                            --------
Balance at July 31, 1998               $51,669    608,714
   =======                            ========

Nine Months Ended July 31, 1997
-------------------------------
Balance at October 31, 1996            $51,407   $615,089
   Net income
   Translation adjustments
   Exercise of 236,273 stock options       135     3,033
   Dividends paid ($.30 per share)
   Dividends on shares held by SECT                  435
   Adjust SECT shares to market value              2,424
   209,373 shares purchased
    by employee
     and director benefit plans                    4,582
   Purchase of treasury stock
   Amortization of
    unearned compensation
     on restricted stock                            1,184
    -------                          ---------
Balance at July 31, 1997               $51,542   $626,747
   =======                           =========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                   Cumulative
   Retained                       Translation
   Earnings                        Adjustments
   ---------                      -----------
Nine Months Ended July 31, 1998
-------------------------------
Balance at October 31, 1997          $253,727   $(41,440)
   Net income                          19,475
   Translation adjustments                       (30,309)
   Exercise of 61,767 stock
   options
   Dividends paid ($.30 per share)    (14,350)
   Dividends on shares held
   by SECT
Adjust SECT shares to market value
   123,926 shares purchased
   by employee
     and director benefit plans
   866,500 shares acquired
    as treasury stock
   Amortization of
    unearned compensation
     on restricted stock                        --------    ---------
Balance at July 31, 1998              $258,852  $(71,749)
   ========                          =========
Nine Months Ended July 31, 1997
-------------------------------
Balance at October 31, 1996          $148,175   $(37,584)
   Net income                         111,719
   Translation adjustments                        11,159
   Exercise of 236,273
   stock options
   Dividends paid ($.30 per share)    (14,809)
   Dividends on shares held by SECT
   Adjust SECT shares
    to market value
   209,373 shares purchased
    by employee
     and director benefit plans
   Purchase of treasury stock
   Amortization of
    unearned compensation
     on restricted stock                        --------           --------
Balance at July 31, 1997             $245,085   $(26,425)
   =========                         =========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)


                                   Treasury
     SECT                           Stock
   --------                        ----------
Nine Months Ended July 31, 1998
-------------------------------
Balance at October 31, 1997          $(56,430)  $(83,162)
   Net income
   Translation adjustments
   Exercise of 61,767 stock options
   Dividends paid ($.30 per share)
   Dividends on shares held by SECT
Adjust SECT shares
   to market value                     20,780
   123,926 shares purchased
    by employee
     and director benefit plans                    3,495
   866,500 shares acquired
    as treasury stock                            (30,086)
   Amortization of
    unearned compensation
     on restricted stock             ---------  ---------
Balance at July 31, 1998             $(35,650) $(109,753)
   =========                         =========

Nine Months Ended July 31, 1997
-------------------------------
Balance at October 31, 1996          $(61,360)  $(42,242)
   Net income
   Translation adjustments
   Exercise of 236,273
    stock options                       1,980
   Dividends paid ($.30 per share)
   Dividends on shares
    held by SECT
   Adjust SECT shares
    to market value                    (2,424)
   209,373 shares purchased
    by employee
     and director benefit plans                    3,888
   Purchase of treasury stock                     (3,138)
   Amortization of
    unearned compensation
     on restricted stock              --------   --------
Balance at July 31, 1997             $(61,804)  $(41,492)
   =========                         =========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
----------------------------------------------
(Dollar amounts in thousands)
(Unaudited)

                                       Total
                                     ---------
Nine Months Ended July 31, 1998
-------------------------------
Balance at October 31, 1997                     $749,660
   Net income                                     19,475
   Translation adjustments                       (30,309)
   Exercise of 61,767 stock options                1,318
   Dividends paid ($.30 per share)               (14,350)
   Dividends on shares held by SECT                  430
Adjust SECT shares to market value                     -
   123,926 shares purchased by employee
     and director benefit plans                    5,421
   866,500 shares acquired as treasury stock             (30,086)
   Amortization of unearned compensation
     on restricted stock                                     524
                                      --------
Balance at July 31, 1998                         $702,083
                                      ========
Nine Months Ended July 31, 1997
-------------------------------
Balance at October 31, 1996                     $673,485
   Net income                                    111,719
   Translation adjustments                        11,159
   Exercise of 236,273 stock options               5,148
   Dividends paid ($.30 per share)               (14,809)
   Dividends on shares held by SECT                  435
   Adjust SECT shares to market value                 -
   209,373 shares purchased by employee
     and director benefit plans                    8,470
   Purchase of treasury stock                     (3,138)
   Amortization of unearned compensation
     on restricted stock                                              1,184
                                      --------
Balance at July 31, 1997                        $793,653
                                      ========

See accompanying notes to financial statements.

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
July 31, 1998
-------------
(Dollar amounts in thousands except per share amounts)

(a) Basis of Presentation
   ----------------------
   In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three and nine months ended July 31, 1998 and 1997, cash flows for the nine months ended July 31, 1998 and 1997, and financial position at July 31, 1998 have been made. All adjustments made are of a normal recurring nature except for the Company's Beloit Corporation ("Beloit") anticipated losses associated with Indonesian contracts discussed in note (k) Beloit Anticipated Losses
                                ----------------------------
   on Contracts and restructuring charges.  See note (b)
    ------------
   Acquisitions/Divestitures for discussions regarding
    -------------------------
   acquisitions/divestitures. The results of operations reflect Material Handling as a discontinued operation.

   These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Harnischfeger Industries, Inc. Annual
   Report on Form 10-K/A for the year ended October 31, 1997.

   The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

(b) Acquisitions/Divestitures
   -------------------------
   On March 30, 1998, the Company completed the sale of approximately 80% of the common stock of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. in a leveraged recapitalization transaction. As such, the accompanying financial statements have been reclassified to reflect Material Handling as a discontinued operation. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities of Material Handling and will hold one Board of Director seat for Material Handling. In addition, the Company has licensed Material Handling to use the "P&H" trademark on existing Material Handling-produced products on a worldwide basis for periods specified in the agreement for a royalty fee payable over a ten year period. The Company reported a $151,500 after-tax gain on the sale of this discontinued operation in the second quarter of fiscal 1998. Proceeds consisted of $341,000 in cash and $4,800 in preferred stock with a 12.25% PIK dividend; $7,200 in common stock was not reflected in the Company's balance sheet or gain calculations due to the nature of the leveraged recapitalization transaction. Taxes on the sale amounted to $45,000. Net assets disposed of in the sale aggregated $139,300. Sales and operating profit of Material Handling for the five months ended March 30, 1998 were $130,546 and $7,447, respectively. Sales and operating profit for the nine months ended July 31, 1997 were $258,871 and $26,335, respectively.

   On March 19, 1998, the Company completed the acquisition of Horsburgh & Scott ("H&S") for a purchase price of $40,192. H&S is a manufacturer of gears and gear cases, and is also involved in the distribution of parts and service to the mining industry. The acquisition was accounted for as a purchase transaction, with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years.


   In 1996, the Company completed the acquisition of Dobson
   Park Industries plc ("Dobson") for a purchase price of approximately $330,000 including acquisition costs, plus the assumption of net debt of approximately $40,000.

   The Company is fully integrating Longwall's (the main subsidiary of Dobson) operations into its wholly owned subsidiary, Joy Technologies Inc. ("Joy"), thus enabling Joy to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this integration, the Company established purchase accounting reserves to provide for the estimated costs of this effort. The reserves related primarily to the closure of selected manufacturing and service facilities, severance and relocation costs approximated $71,000. As of July 31, 1998, approximately $60,400 of these reserves had been used.

(c) Restructuring Charge
   --------------------
   In the second quarter of fiscal 1998, the Company's Beloit Corporation subsidiary recorded a $65,000 restructuring charge ($31,900 after tax and minority interest). The charge includes costs related to severance for approximately 1,000 people worldwide, facility closures, and disposal of machinery and equipment. Closure of a pulping-related manufacturing facility in Sherbrooke, Quebec, Canada, has been completed, and closure of a similar facility in Dalton, Massachusetts has been announced. The paper-related manufacturing facility in the United Kingdom is being converted to a center of excellence responsible for rolls, while the Italian operation is being converted from a full-line manufacturing operation to a Millpro(R) aftermarket center for central and southern Europe. The cash and noncash elements of the restructuring charge approximated $32,500 and $32,500, respectively. Management anticipates that the reserves will be substantially utilized within the next year. As of July 31, 1998, approximately 600 employees have been terminated in accordance with the plan. Details of this restructuring charge are as follows:

    Original                           Reserve    7/31/98
     Reserve                          Utilized    Reserve
    ---------                         --------   --------

           Employee severance                $25,800               $  (6,008)  $19,792
           Facility closures                  33,300               (10,000)  23,300
           Machinery and
           equipment dispositions              5,900                  (1,602)    4,298
                                             -------               ----------  -------
           Pre-tax charge                    $65,000               $(17,610)  $47,390
                                             =======               =========  =======

     In the fourth quarter of fiscal 1996, the Company's Beloit Corporation subsidiary recorded a restructuring charge of $43,000. Included in the charge are costs related to severance for approximately 500 employees worldwide, the disposition of machinery and equipment, closure of certain facilities and the sale of businesses. As of July 31, 1998, approximately $38,700 had been charged against the reserve and approximately 500 employees had been terminated in accordance with the plan. The restructuring initiatives in both 1996 and 1998 involve organizing engineering and manufacturing operations into center of excellence and expanding the aftermarket capabilities of the subsidiary, as well as sizing the organization to current sales levels and market conditions.

(d) Inventories
     -----------

                                       July 31,     October 31,
                                         1998          1997
                                       ---------     -----------
   Finished goods                      $266,879      $ 274,391
   Work in process
      and purchased parts                268,909        247,568
   Raw materials                        105,339        132,980
                                       ---------      ---------
                                        641,127        654,939
   Less excess of current
     cost over stated
       LIFO value                       (50,361)       (60,178)
                                       ----------     ----------
                                       $590,766       $594,761
                                       ==========     ==========

   Inventories valued using the LIFO method represented approximately 58% and 54% of consolidated inventories at July 31, 1998 and October 31, 1997, respectively.

(e) Research and Development Expense
    ---------------------------------
   Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $11,974 and $12,210 for the three months and $36,198 and $32,674 for the nine months ended July 31, 1998 and 1997, respectively. Certain capital expenditures used in research activities are capitalized and depreciated over their expected useful lives.

(f) Interest Expense - Net
    ----------------------
Net interest expense consisted of the following:

                                                    Three Months Ended
                                                   July 31,
                                               ------------------
                                                   1998        1997
   Interest income                                 $   1,305        $    440
     Interest expense                  (21,844)            (18,884)
                                ----------      ---------
     Interest expense - net           $(20,539)          $(18,444)
                                     ==========          =========

                                               Nine Months Ended
                                               ------------------
                                                   July 31,                             July 31,
                                      --------      --------
                                       1998           1997
                                      --------     -------
   Interest income                    $ 5,258    $   1,981
     Interest expense                           (63,894)        (54,437)
                                           ---------      ---------
     Interest expense - net                     $(58,636)        $(52,456)
                                           =========      =========

g)   Long-Term Obligations
     ----------------------
     Long-term obligations at July 31, 1998 and October 31,
     1997 consisted of the following:

                                        July 31,      October 31,
                                           1998          1997
                                         ----------     ----------
   10 1/4% Senior Notes due 2003     $      7,730    $      7,730
   8.9% Debentures, due 2022               75,000          75,000
   8.7% Debentures, due 2022               75,000          75,000
   7 1/4% Debentures, due 2025
      (net of discount of $1,237
       and $1,247, respectively )          148,763         148,753
   6 7/8% Debentures, due 2027
       (net of discount of $107
      and $111)                           149,893         149,889
   Senior Notes, Series A
      through D, at
     interest rates of between
      8.9% and
     9.1%, due 1998 to 2006                71,364          71,364
   Australian Term Loan Facility,
      due 2000                              55,569               -
   Revolving Credit Facility              260,000         150,000
   Industrial Revenue Bonds,
      at interest
     rates of between 5.9% and 8.8%,
     due 1998 to 2017                      32,820          33,400
   Other                                   16,974          14,057
                                          --------         -------
                                          893,113         725,193
   Less:  Amounts payable
           within one year                  11,278          11,727
                                          --------         -------
                                         $881,835        $713,466

   The 10 1/4% Notes are callable on or after September 1,
   1998 at 105.125%. The Company decided to call the remaining notes on September 1, 1998, for $7,730 plus interest and premium of $792.

   On February 17, 1998, the Company filed a shelf registration with the Securities and Exchange Commission for $200,000 of debt securities. To date, no securities have been issued under this registration. The Company also has $50,000 of debt securities remaining from a shelf registration filed in 1996.

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

   One of the Company's Australian subsidiaries maintains a committed three-year $90,000 Australian dollar ($55,569
   U.S. dollar) term loan facility with a group of four banks at rates expressed in relation to Australian dollar-denominated Bank Bills of Exchange. A commitment fee is payable on any unused portions of the loan. As of July
   31, 1998, the loan was fully utilized. Proceeds were used to repay short-term debt.

   The Company maintains a committed Revolving Credit Facility Agreement with certain domestic and foreign financial institutions that allows for borrowings of up to $500,000 at rates expressed in relation to LIBOR and other
   rates and which expires in October, 2002.   A facility fee
   is payable on the Revolving Credit Facility. At July 31, 1998, direct outstanding borrowings under the facility were $260,000 and commercial paper borrowings, considered a utilization of the facility, were $80,709.

(h) Contingent Liabilities
   ----------------------
   At July 31, 1998, the Company was contingently liable to banks, financial institutions, and others for approximately $464,000 for outstanding letters of credit securing performance of sales contracts and other guarantees in the ordinary course of business excluding the H-K Systems, Inc. backup bonding guarantee facility.
   The Company may also guarantee performance of its equipment at levels specified in sales contracts without the requirement for letters of credit.

   On October 29, 1993, the Company completed the sale of H-K Systems, Inc. to that unit's senior management and equity partners. The Company agreed to make available a back-up bonding guarantee facility for certain bid, performance and other contract bonds issued by H-K
   Systems, Inc. Outstanding contract bonds under the guarantee arrangement totaled approximately $14,700 at July 31, 1998. Under the terms of the facility, no new bonds can be issued.

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

   One of the claims against Beloit involves a lawsuit brought by Potlatch Corporation that alleges pulp line washers supplied by Beloit for less than $15,000 failed to perform satisfactorily. In June, 1997, a Lewiston, Idaho jury awarded Potlatch damages in the case which, together with fees, costs and interest to date, approximate $115,000. Beloit has appealed this award to the Idaho Supreme Court. The appeal was heard by the Court on September 10, 1998 with a decision anticipated by the end of the first quarter of fiscal 1999. The Company considers the eventual outcome of the Potlatch case not to be estimable. Reserves in the July 31, 1998 Consolidated Balance Sheet are less than the sales price of the washers. The possible ultimate cost to the Company of this case could be materially higher than the reserves.

   The Company and its senior executives have been named as
   defendants in three purported class actions, entitled
   Great Neck Capital Appreciation Investment Partnership,
   ------------------------------------------------------
   L.P. v. Jeffery T. Grade, et al., C. William Carter v.
   --------------------------------  --------------------
   Harnischfeger Industries, Inc. et al, and Norman Ellison
   ------------------------------------      --------------

   v. Jeffery T. Grade, et al, filed on June 5, 1998, June
    --------------------------
   11, 1998 and July 21, 1998, respectively, in the United States District Court for the Eastern District of Wisconsin. These actions seek damages in an unspecified amount on behalf of an alleged class of purchasers of the Company's common stock, based principally on allegations that the Company's disclosures with respect to the Indonesian contracts of Beloit discussed in note (k) Beloit Anticipated Losses on Contracts to the financial
   --------------------------------------
   statements violated the federal securities laws.

   The Company's ability to realize the unbilled receivables
   discussed in note (k) Beloit Anticipated Losses on
                          ----------------------------
   Contracts could materially affect income on a quarter-to-
    ---------
   quarter basis.

   The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect on its consolidated financial position or results of operations.


(i) Earnings Per Share
   -------------------
   In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, " Earnings Per Share". Following is the reconciliation of the numerators and denominators used to calculate the basic and diluted earnings per share:

                                               For the Three Months Ended
                                            July 31,
                                               --------------------------
                                          1998              1997
                                     ----------      --------
     Basic Earnings Per Share
     ------------------------
     Income (loss) from continuing
      operations, after the 1998
      restructuring charge and
      losses on contracts                  $(38,604)        $30,072
     Income from
      discontinued operation                 -      5,818
     Gain on sale of
      discontinued operation                 -          -

                                           ---------        -------
     Net income (loss)                    $(38,604)         $35,890
                                          ==========        =======
     Average common shares
      outstanding                            46,339          47,972

     Income (loss) from
       continuing operations              $   (0.83)       $   0.63
     Income from and net gain
       on sale of
       discontinued operation                -       0.12
                                          ----------        -------
     Net income (loss)                              $   (0.83) $   0.75
                                          ==========        =======
     Diluted Earnings Per Share
     --------------------------
     Income (loss) from continuing
       operations, after the 1998
       restructuring charge and
        losses on contracts                $(38,604)        $30,072
     Income from discontinued
       operation                             -      5,818
     Gain on sale of
       discontinued operation                -               -
                                           ---------        -------
     Net income (loss)                     $(38,604)        $35,890
                                           =========        =======
     Average common shares outstanding:
           Common stock                      46,339          47,972
           Assumed exercise of
             stock options                     -                405
                                             -------         ------
                                               46,339        48,377

     Income (loss) from
       continuing operations                   $    (0.83)       $   0.62
     Income from and net gain
       on sale of
       discontinued operation                    -             0.12
                                          --------           ------
     Net income (loss)                         $    (0.83)       $  0.74
                                          ==========         ======

                                                              For the Nine Months Ended
                                            July 31,
                                                         ----------------------------
                                             1998               1997
                                           ---------          ----------
     Basic Earnings Per Share
     ------------------------
     Income (loss) from
      continuing operations,
      after the 1998
      restructuring charge and
      losses on contracts                 $(136,401)           $  94,532
     Income from discontinued
      operation                               4,376               17,187
     Gain on sale of
      discontinued operation                151,500                        -
                                          -----------          ---------
     Net income (loss)                    $   19,475            $111,719
                                          ===========          =========

     Average common
      shares outstanding                46,499               47,876

     Income (loss) from
      continuing operations               $    (2.93)           $   1.98
     Income from and net gain
      on sale of
      discontinued operation              3.35            0.36
                                          -----------           --------
     Net income (loss)                    $     0.42            $   2.34
                                          ===========           ========

     Diluted Earnings Per Share
     --------------------------
     Income (loss) from
      continuing operations,
      after the 1998
     restructuring charge and
      losses on contracts                 $(136,401)           $  94,532
     Income from discontinued
      operation                               4,376               17,187
     Gain on sale of
      discontinued operation                151,500               -
                                          ----------           ---------
     Net income (loss)                    $  19,475             $111,719
                                          ==========           =========

     Average common shares
      outstanding:
       Common stock                     46,499               47,876
        Assumed exercise
                       of stock options                           -            471
                                            --------            --------
                                             46,499               48,347
                                            ========            ========
     Income (loss) from
      continuing operations                $  (2.93)            $   1.96
     Income from and net gain
      on sale of
      discontinued operation                      3.35                    0.35
                                           ---------            --------
     Net income (loss)                     $   0.42             $   2.31
                                           =========            ========

(j) Common Stock
     ------------
     In September, 1997, the Company announced that the board of directors had authorized the purchase of up to ten million shares of the Company's common stock. As of September 14, 1998, the Company had repurchased 1,772,900 shares through open-market transactions at a cost of approximately $68,263. No shares were repurchased during the third quarter.

(k) Beloit Anticipated Losses on Contracts
     ---------------------------------------
     The Company identified $155,000 of additional estimated contract costs at Beloit related to certain contracts in Indonesia, with total contract values aggregating approximately $600,000. The additional costs primarily relate to non-proprietary equipment, installation and erection, freight and other site construction costs, and overruns due to changes in estimates of costs to complete relating to these complex, large-scale projects.

     Based on its review of the $155,000 charge relating to these Indonesian contracts, Harnischfeger, with the assistance of its outside auditors, determined that $27,600 of this charge was properly allocated to the fourth quarter of fiscal 1997 and related to isolated costs for piping which were inadvertently overlooked. Income for that period and the full fiscal year of 1997 has been restated to reflect this charge.

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

     The detailed review did not reveal the existence of any accounting irregularities.

     Substantially all of the receivables have been collected on the first two machines. As of July 31, 1998, billed but not collected receivables amounted to $9,600 and unbilled receivables were $195,900 related to these Indonesian contracts. Shipment of the second two of the four paper machines (the primary component of the unbilled receivables) is awaiting payment by the customer or adequate assurance that the customer has attained financing for these machines. Although this customer has paid in the past, given the Indonesian economic situation and the worldwide downturn in the paper industry, there can be no assurance that payment will be timely. However, the Company has valid contracts and will seek to use every effort to protect its rights. Since these are unique, special order machines, there can be no assurance as to the amount realizable from other than the intended customer.

     Included in the second quarter of 1998 was a charge of $37,000 related to the resolution of a long-standing dispute involving a contract unrelated to the Indonesian contracts.

(l) Other
     -----
     In its August 26, 1998 third quarter press release, the Company reported that its results for the third quarter reflected the ongoing weakness affecting all of its businesses which the Company believes will continue into 1999. The Company also reported that it is reducing its rate of spending and aligning expenses with the current low sales levels. Most of the expense reductions will be permanent. Cost-reduction initiatives encompass $110,000 in expected savings, including the previously announced Beloit restructuring efforts. The Company is planning to reduce headcount by nearly 3,100 employees since the beginning of fiscal 1998.

     The Company also reported on the process announced in June 1998 of exploring whether long-term shareholder value could be enhanced through the possible sale of Beloit Corporation. At this time the Company has not received an acceptable offer to purchase Beloit Corporation, therefore no assurance can be made at this point of whether or when any such transaction will take place.






      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 THREE AND NINE MONTHS ENDED JULY 31, 1998 AND 1997
---------------------------------------------------
(Dollar amounts in thousands except per share amounts)

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

Net income (loss) for the three months and nine months ended July 31, 1998 amounted to $(38,604), or $(0.83) per basic share, and $19,475, or $0.42 per basic share, as compared to net income of $35,890, or $0.75 per basic share, and $111,719, or $2.34 per basic share for the three and nine months ended July 31, 1997. Net results for the nine months ended July 31, 1998 included a $127,400 charge for anticipated losses associated with certain Beloit Corporation contracts in Indonesia, a $37,000 charge for settlement of a contract dispute, and a $65,000 restructuring charge for Beloit, offset by the income from and net gain on sale of discontinued operation of $155,876 or $3.35 per share.

Basic earnings per share calculations for the first nine months of 1998 and 1997 were based on 46,499 and 47,876 average shares outstanding, respectively, and diluted earnings per share for the first nine months of 1998 and 1997 were based on 46,499 and 48,347 average shares outstanding.

Significant factors contributing to the $230,933 change in income from continuing operations for the first nine months of 1998 as compared to 1997 included: (1) a $164,400 decrease related to the anticipated losses on contracts, (2) a $65,000 restructuring charge, (3) a $203,740 decrease in operating income as described in the Segment Information section which
                           -------------------
follows, and (4) a $6,180 increase in interest expense-net offset by (5) a $159,967 decrease in the provision for income taxes due to reduced pre-tax income and (6) a $48,420 decrease in minority interest.

Segment Information
-------------------
Operating results of the Company's business segments for the third quarter and first nine months of 1998 and 1997 are summarized as follows:

Third Quarter                                               Net Sales               Operating Income
--------------         ------------------     -----------------
 1998                          1997    1998     1997
---------                    -------- ------- -------
Mining Equipment            $338,727         $329,204          $ 16,252 $44,260
Pulp and Paper
 Machinery                   164,442          375,008           (65,383) 28,005
---------                    ----------------- -------

  Total Business
    Segments                $503,169         $704,212 (49,131)   72,265
========                     ========
Corporate
 Administration                                        (5,180)   (5,679)
                              ---------------
Operating Income
 (Loss)                                              $(54,311)  $66,586

Nine Months                                       Net Sales               Operating Income
----------------                      ------------------       -----------------
1998                          1997     1998     1997
 -------                    --------          ------- -------
Mining Equipment        $   940,595        $1,045,050         $  78,322          $146,395
Pulp and Paper
 Machinery                  598,257           976,097           (58,531) 78,340
Anticipated Losses
 on Contracts                                        (164,400)
Restructuring Charge                                            (65,000)
---------                  ----------        --------- -------
  Total Business
   Segments              $1,538,852        $2,021,147          (209,609)224,735
 ==========                ==========

Corporate Administration                              (15,723)  (16,927)
                             -----------------
Operating Income (Loss)                             $(225,332) $207,808
                            ========= =======

(A) Bookings include Horsburgh & Scott backlog of $27,714 at the time of acquisition and bookings related to repair and maintenance contracts of $70,191.
(B) Backlog has been reduced by $2,703 due to sale of J&L Fiber Services in November, 1997 and cancellation of two orders totaling $64,000 in July, 1998: a pulping system in Thailand and equipment for a U.S. mill that is now scheduled to be closed.

Third Quarter                                         Orders Booked                                     Backlog at
--------------                           -------------                      --------------
      1998                       1997             7/98    4/98
     -----                      ------        -----     ------
Mining Equipment             $295,049 $292,210             $  347,137           $  390,815
Pulp and Paper
 Machinery                    131,745  292,703                720,737(B)           817,434
 ---------                    --------             --------   ----------
  Total Business
   Segments                  $426,794 $584,913             $1,067,874           $1,208,249
 =========                    ========           ==========   ==========


Nine Months                                           Orders Booked                          Backlog at
------------                          --------------------              -------------------------
     1998                        1997             7/98   10/97
  --------                      ------         ---------------
Mining Equipment                $  929,392(A)       $1,036,599                 $  347,137      $  358,340
Pulp and Paper
  Machinery                609,079           1,097,794        720,737(B) 776,618
==========                  ==========             ========           ==========
  Total Business
    Segments             $1,538,471         $2,134,393             $1,067,874   $1,134,958
==========                  ==========           ==========   ==========

(A) Bookings include Horsburgh & Scott backlog of $27,714 at the time of acquisition and bookings related to repair and maintenance contracts of $70,191.
(B) Backlog has been reduced by $2,703 due to sale of J&L Fiber Services in November, 1997 and cancellation of two orders totaling $64,000 in July, 1998: a pulping system in Thailand and equipment for a U.S. mill that is now scheduled to be closed.

Segment Information - Continuing Operations
-------------------------------------------
Net sales of the Mining Equipment segment amounted to $940,595 and $1,045,050 for the first nine months of 1998 and 1997, respectively. Operating profit decreased to $78,322 for the first nine months of 1998 compared to $146,395 in 1997. The decrease in sales and operating profit is primarily due to lower original equipment sales resulting from ongoing weakness in the coal and copper mining markets. Reduced operating profits also reflected decreases in absorption of manufacturing costs related to lower sales and spending levels that were based on expectations of a faster market rebound. Bookings for the first nine months of 1998 amounted to $929,392 as compared to $1,036,599 for the same period in 1997.

The Pulp and Paper Machinery segment contributed sales and operating loss of $598,257 and $58,531 before restructuring charge of $65,000 and anticipated losses on contracts of $164,400 ($127,600 related to Indonesian contracts and $37,000 related to the resolution of a long-standing contract dispute), respectively, for the first nine months of 1998, as compared to net sales of $976,097 and operating profit of $78,340 for the corresponding period in 1997. Sales decreased 39% in 1998 over 1997, due primarily to a decrease in sales of original equipment caused by the weak global pulp and paper
markets.   Operating results were adversely impacted by the
lower sales levels, a decrease in absorption of manufacturing costs and settlement of a subcontractor claim receivable impacting operating results by $11,000. Results in the first quarter of 1998 benefited from a $15,000 settlement of certain patent litigation, and the gain on the sale of J&L, both of which were largely offset by the write-off of previously capitalized expenses related to the litigation, contract losses, and additions to warranty reserves. Bookings for the first nine months of 1998 amounted to $609,079 as compared to $1,097,794 for the same period in 1997.

In the second quarter of fiscal 1998, the Company's Beloit Corporation subsidiary ("Beloit") recorded a $65,000 restructuring charge ($31,900 after tax and minority interest). The charge includes costs related to severance for approximately 1,000 people worldwide, facility closures, and disposal of machinery and equipment. The restructuring plans call for the closure of a pulping-related manufacturing facility in Sherbrooke, Quebec, Canada and closure of a similar facility in Dalton, Massachusetts has been announced. The paper-related manufacturing facility in the United Kingdom is being converted to a center of excellence responsible for rolls, while the Italian operation is being converted from a full-line manufacturing operation to a Millpro(R) aftermarket center for central and southern Europe. The cash and non-cash elements of the restructuring charge approximated $32,500 and $32,500, respectively. Management anticipates that the reserves will be substantially utilized within the next year. As of July 31, 1998, approximately 600 employees have been terminated in accordance with the plan. Details of this restructuring charge are as follows:

                             Original  Reserve 7/31/98
                              Reserve Utilized Reserve
                             -------------------------

           Employee severance                $25,800               $  (6,008)  $19,792
           Facility closures                  33,300               (10,000)  23,300
           Machinery and
           equipment dispositions              5,900                  (1,602)    4,298
                                             -------               ----------  -------
           Pre-tax charge                    $65,000               $(17,610)  $47,390
                                             =======               =========  =======

The Company recorded several unusual charges in the
consolidated statement of income for the six months ended
April 30, 1998.  The restructuring charge of $65,000 pre-tax is described above and in note (c) Restructuring Charge.  In
                                   --------------------
addition,  $155,000 of additional estimated contract costs
were identified at Beloit related to certain contracts in
Indonesia. The additional costs primarily relate to non-proprietary equipment, installation and erection, freight and other site construction costs, and overruns due to changes in estimates of costs to complete  relating to these complex,
large-scale projects.  See note (k) Beloit Anticipated Losses
on Contracts.                        --------------------------------------

Income Taxes
------------
The Company's estimated annual effective tax rate for continuing operations for the first nine months of 1998 was 37.7% compared to a 35% federal statutory tax rate. The higher rate reflected the resolution of various tax audits resulting in an increase to the Company's income tax benefit during the second quarter.

Liquidity and Cash Flows
------------------------
The Company's capital structure at July 31, 1998 and October
31, 1997 was as follows:

  July 31,                                      October 31,
     1998                                         1997
 --------------                                ------------
Short-term notes payable                      $    110,653    $   214,126
Long-term obligations,
 including current portion                         893,113        725,193
-------------                                  ------------
1,003,766                                          939,319
Minority interest                                   55,431         97,724
Shareholders' equity                               702,083        749,660
-------------                                  ------------
Total capitalization                            $1,761,280     $1,786,703
===========                                     ===========
Debt to capitalization ratio                         57.0%          52.6%
    ======                                           ======

Cash Flow from Operating Activities
-----------------------------------
Cash flow used by operating activities was $358,198 for the nine months ended July 31, 1998 compared to cash flows used by operating activities of $55,512 for the comparable period in 1997. The decrease in cash flows between periods is primarily the result of a decrease in operating profit and trade accounts payable offset by a decrease in accounts receivable.

Cash Flow from Investment Activities
------------------------------------
Cash flow provided by investment activities was $339,434 for the nine months ended July 31, 1998 compared to cash flow used for investment activities of $66,359 for the comparable period in 1997. The change is primarily due to proceeds from the sale of Material Handling during the second quarter of fiscal 1998 and the sale of J&L Fiber Services in the first quarter of 1998. See "Acquisitions/Divestitures" below for further discussion.

Cash Flow for Financing Activities
----------------------------------
Cash provided by financing activities in the first nine months of fiscal 1998 was $39,638 compared to cash flow provided by financing activities of $110,398 in 1997. The change was primarily due to lack of redemption of long-term obligations in 1998 as compared to the $55,381 redeemed in 1997 and a decrease in short-term notes payable.

The Company maintains the following borrowing facilities:

(1) A Revolving Credit Financing Facility Agreement, expiring in October, 2002, between the Company and certain domestic and foreign financial institutions that allows for borrowings of up to $500,000 at rates expressed in relation to LIBOR and other rates. At July 31, 1998, there were direct outstanding borrowings of $260,000 under the facility. Commercial paper borrowings, considered a utilization of the facility, were $80,709.

(2) Various uncommitted domestic credit facilities of approximately $75,000 to further supplement short-term working capital requirements. At July 31, 1998, there were no borrowings being utilized under this facility. Short-term bank credit lines of foreign subsidiaries were approximately $157,000, of which approximately $29,500 was outstanding at July 31, 1998.

(3) In February 1998, the Company filed a shelf registration with the Securities and Exchange Commission for $200,000 of debt securities. To date, no securities have been issued under this registration. The Company also has $50,000 of debt securities remaining from a shelf registration filed in 1996.

The 10 1/4 % Senior Notes were callable on or after September
1, 1998 at 105.125%. The Company evaluated decided to call the remaining notes on September 1, 1998, for $7,730 plus interest and premium of $792.

The Company believes that its available cash, cash flow provided by operating activities and committed credit lines provide adequate liquidity on both a short- and long-term basis. However, increases in receivables and inventories have reduced the Company's cash reserves and available credit lines. Subject to market conditions, the Company currently expects to increase liquidity through the issuance of an additional short-term credit facility or additional long-term debt. An adverse outcome of the Potlatch matter discussed in note (h) Contingent Liabilities or some other currently unanticipated
----------------------
requirement for a significant amount of cash may require the Company to further increase borrowing facilities.

The Company has no significant capital commitments as of July
31, 1998; any future capital commitments are expected to be funded through cash flow from operations and, if necessary, available lines of credit.

Acquisitions/Divestitures
-------------------------
On March 30, 1998, the Company completed the sale of approximately 80% of the common stock of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. in a leveraged recapitalization transaction. As such, the accompanying financial statements have been reclassified to reflect Material Handling as a discontinued operation. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities of Material Handling and will hold one Board of Director seat for Material Handling. In addition, the Company has licensed Material Handling to use the "P&H" trademark on existing Material Handling-produced products on a worldwide basis for periods specified in the agreement for a royalty fee payable over a ten year period. The Company reported a $151,500 after-tax gain on the sale of this discontinued operation in the second quarter of fiscal 1998. Proceeds consisted of $341,000 in cash and $4,800 in preferred stock with a 12.25% PIK dividend; $7,200 in common stock was not reflected in the Company's balance sheet or gain calculations due to the nature of the leveraged recapitalization transaction. Taxes on the sale amounted to $45,000. Net assets disposed of in the sale aggregated $139,300. Sales and operating profit of Material Handling for the five months ended March 30, 1998 were $130,546 and $7,447, respectively. Sales and operating profit for the nine months ended July 31, 1997 were $258,871 and $26,335, respectively.

On March 19, 1998, the Company completed the acquisition of Horsburgh & Scott ("H&S") for a purchase price of $40,192.
H&S is a manufacturer of gears and gear cases, and is also involved in the distribution of parts and service to the mining industry. The acquisition was accounted for as a purchase transaction, with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years.

In 1996, the Company completed the acquisition of Dobson Park
Industries plc ("Dobson") for a purchase price of approximately $330,000 including acquisition costs, plus the assumption of net debt of approximately $40,000.

The Company is fully integrating Longwall's (the main subsidiary of Dobson) operations into its wholly owned subsidiary, Joy Technologies Inc. ("Joy"), thus enabling Joy to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this integration, the Company established purchase accounting reserves to provide for the estimated costs of this effort. The reserves related primarily to the closure of selected manufacturing and service facilities, severance and relocation costs approximated $71,000. As of July 31, 1998, approximately $60,400 of these reserves had been used.

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

Based on its review of the $155,000 charge relating to these Indonesian contracts, the Company, with the assistance of its outside auditors, determined that $27,600 of this charge was properly allocated to the fourth quarter of fiscal 1997 and related to isolated costs for piping which were inadvertently overlooked. Income for that period and the full fiscal year of 1997 has been restated to reflect this charge.
A detailed review ordered by the Company's Board of Directors, assisted by the Company's outside experts, confirmed the reasonableness of the $155,000 additional cost overrun estimate relating to the Indonesian projects. The actual costs may vary significantly from the estimates, up or down, based upon numerous factors including the volatility of the Indonesian political and economic situation and delivery, performance and other risks and uncertainties inherent in executing these large, complex projects. These factors cannot be predicted with certainty and may affect income on a quarter-to-quarter basis.

The detailed review did not reveal the existence of any accounting irregularities.

Substantially all of the receivables have been collected on the first two machines. As of July 31, 1998, billed but not collected receivables amounted to $9,600 and unbilled receivables were $195,900 related to these Indonesian contracts. Shipment of the second two of the four paper machines (the primary component of the unbilled receivables) is awaiting payment by the customer or adequate assurance that the customer has attained financing for these machines. Although this customer has paid in the past, given the Indonesian economic situation and the worldwide downturn in the paper industry, there can be no assurance that payment will be timely. However, the Company has valid contracts and will seek to use every effort to protect its rights. Since these are unique, special order machines, there can be no assurance as to the amount realizable from other than the intended customer.

Included in the second quarter of 1998 was a charge of $37,000 related to the resolution of a long-standing dispute involving a contract unrelated to the Indonesian contracts.

Year 2000
---------
The Company is in process of implementing its plan for year 2000 compliance for information technology ("IT") systems and non-IT issues. This IT plan targets the successful implementation of transaction processing software no later than the second quarter of fiscal 1999 (SAP in the Mining groups, MAPICS at Beloit) and the evaluation of computer hardware and office equipment/software by December 1998. The transaction processing software is being installed to meet strategic needs of the businesses. Incremental costs related to year 2000 beyond the installation of the software are not expected to be material.

Non-IT evaluations related to facilities, vendors and products are in process and expected to be completed by the middle of 1999.

Contingency plans will be developed as final evaluations of risks are completed.

Labor Contract
--------------
On September 10, 1998, employees represented by the United Steel Workers at the Company's P&H Mining Equipment facilities in Milwaukee, Wisconsin voted to reject the unit's offer for a five year labor contract and initiated a strike. P&H Mining Equipment and union representatives met briefly with a federal mediator on September 11, 1998.

Euro Conversion
---------------
The Company is addressing the issues related to the conversion to the Euro on January 1, 1999 and does not anticipate significant issues.

Russia
------
The Company does not have any significant activity currently in Russia, although there are several large mining projects that could materialize in the future.

Other
-----
In its August 26, 1998 third quarter press release, the Company reported that its results for the third quarter reflected the ongoing weakness affecting all of its businesses which the Company believes will continue into 1999. The Company also reported that it is reducing its rate of spending and aligning expenses with the current low sales levels. Most of the expense reductions will be permanent. Cost-reduction initiatives encompass $110,000 in expected savings, including the previously announced Beloit restructuring efforts. The Company is planning to reduce headcount by nearly 3,100 employees since the beginning of fiscal 1998.

The Company also reported on the process announced in June 1998, of exploring whether long-term shareholder value could be enhanced through the possible sale of Beloit Corporation. At this time the Company has not received an acceptable offer to purchase Beloit Corporation, therefore no assurance can be made at this point of whether or when any such transaction will take place.

            PART II.  OTHER INFORMATION
            ----------------------------
Item 5  Other Information - "Cautionary Factors"
   ------------------------------------------
   This report and other documents or oral statements which have been and will be prepared or made in the future contain or may contain forward-looking statements by or on behalf of the Company. Such statements are based upon management's expectations at the time they are made. In addition to the assumptions and other factors referred to specifically in connection with such statements, the following factors, among others, could cause actual results to differ materially from those contemplated.

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

   Other factors that could cause actual results to differ materially from those contemplated include:

   - Factors affecting customers' purchases of new equipment, rebuilds, parts and services such as:
        production capacity, stockpiles and production and consumption rates of coal, copper, iron, gold, fiber, paper/paperboard, recycled paper, steel and other commodities; the cash flows of customers; the cost and availability of financing to customers and quality of financing to customers and the ability of customers to obtain regulatory approval for investments in mining and papermaking projects; consolidations among customers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles, in the paper and mining businesses.

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

Item 6  Exhibits and Reports on Form 8-K
   --------------------------------
   (a)  Exhibits:
        3   Bylaws of Harnischfeger Industries, Inc.
                 dated August 24, 1998.

        11     Statement re:  Calculation of Earnings Per
                              Share

   (b)  Reports on Form 8-K

                None

FORM 10-Q
---------



                     SIGNATURES
                     ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

                   Date September 14, 1998
                   ------------------------

                   /s/James C. Benjamin
                   ---------------------
                      James C. Benjamin
                   Vice President and Controller
                   and Chief Accounting Officer

                   Date September 14, 1998
                   -----------------------

Exhibit 3

                                            8/24/98
                    B Y L A W S
                         OF
           HARNISCHFEGER INDUSTRIES, INC.

                     ARTICLE I
                     ----------
                      OFFICES
        The initial registered office of the corporation required by the Delaware General Corporation Law shall be 100 West Tenth Street, City of Wilmington, County of New Castle, State of Delaware, and the address of the registered office may be changed from time to time by the Board of Directors.
        The principal business office of the corporation shall be located in the City of St. Francis, County of Milwaukee, State of Wisconsin. The corporation may have such other offices, either within or without the State of Wisconsin, as the Board of Directors may designate or as the business of the corporation may require from time to time.
        The registered office of the corporation required by the Wisconsin Business Corporation Law may be, but need not be, the same as its place of business in the State of Wisconsin, and the address of the registered office may be changed from time to time by the Board of Directors.

                     ARTICLE II
                    STOCKHOLDERS
                   -------------
        SECTION 1.  Annual Meeting.  The annual
                      --------------
meeting of stockholders shall be held at a time and on a date in the month of February designated by resolution adopted by the Board of Directors for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the day fixed for the annual meeting shall be a legal holiday in the state where the meeting is to be held, such meeting shall be held on the next succeeding business day. If the election of directors shall not be held on the day designated herein for the annual meeting of the stockholders, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the stockholders as soon thereafter as is convenient.
        SECTION 2.  Special Meeting.  Special
                      ---------------
meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by the Chief Executive Officer or by the Board of Directors.
        SECTION 3.  Place of Meeting.  The Board
                      ---------------
of Directors may designate any place, either within or without the State of Delaware, as the place of meeting for any annual meeting or for any special meeting called by the Board of Directors. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal business office of the corporation in the State of Wisconsin.
        SECTION 4.  Notice of Meeting.  Written
                      -----------------
notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten days nor more than sixty days before the date of the meeting, either personally or by mail, by or at the direction of the Chief Executive Officer, or the Secretary, or the officer or persons calling the meeting, to each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be given when deposited in the United States mail, addressed to the stockholder at the stockholder's address as it appears on the records of the corporation, with postage thereon prepaid. Any previously scheduled meeting of the stockholders may be postponed, and any special meeting of the stockholders may be cancelled, by resolution of the Board of Directors upon public notice given prior to the date previously scheduled for such meeting of stockholders.
        SECTION 5.  Fixing of Record Date.  For
                      ---------------------
the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the Board of Directors of the corporation may fix in advance a date as the record date for any such determination of stockholders, such date in any case to be not more than sixty days and, in case of a meeting of stockholders, not less than ten days prior to the date on which the particular action, requiring such determination of stockholders, is to be taken. If no record date is fixed for the determination of stockholders entitled to notice of or to vote at a meeting of stockholders, or stockholders entitled to receive payment of a dividend, the close of business on the date next preceding the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of stockholders. When a determination of stockholders entitled to vote at any meeting of stockholders has been made as provided in this section, such determination shall apply to any adjournment thereof; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.
        SECTION 6.  Voting Lists.  The officer
                      ------------
or agent having charge of the stock ledger of the corporation shall make, at least ten days before each meeting of stockholders, a complete list of the stockholders entitled to vote at such meeting, or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each; which list, for a period of ten days prior to such meeting, shall be kept at the place where the meeting is to be held, or at another place within the city where the meeting is to be held, which other place shall be specified in the notice of meeting and the list shall be subject to inspection by any stockholder for any purpose germane to the meeting, at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock ledger shall be prima facie evidence as to who are the stockholders entitled to examine such list or ledger or to vote at any meeting of stockholders. Failure to comply with the requirements of this section will not affect the validity of any action taken at such meeting.
        SECTION 7.  Quorum.  A majority of the
                      ------
shares entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders. If a quorum is present, the affirmative vote of a majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the stockholders, unless the vote of a greater number or voting by classes is required by Delaware law, the Articles of Incorporation, or these Bylaws. If less than a majority of the outstanding shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. Any stockholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the Chairman of the meeting without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally called.
        SECTION 8.  Proxies.  At all meetings of
                      -------
stockholders, a stockholder may vote by proxy executed in writing by the stockholder or by the stockholder's duly authorized attorney in fact. Such proxy shall be filed with the Secretary of the corporation before or at the time of the meeting. No proxy shall be valid after three years from the date of its execution, unless otherwise provided in the proxy.
        SECTION 9.  Voting of Shares. Each
                      ----------------
outstanding share, regardless of class, shall be entitled to one vote on each matter submitted to a vote at a meeting of stockholders, except to the extent that the voting rights of any class or classes are enlarged, limited or denied by the Articles of Incorporation or in the manner therein provided.
        SECTION 10.  Voting of Shares by Certain
                           --------------------------
Holders.  Neither treasury shares nor shares of the
-------
corporation held by another corporation, if a majority of the shares entitled to vote in the election of directors of such other corporation is held, directly or indirectly, by the corporation, shall be entitled to vote or to be counted for quorum purposes. Nothing in this paragraph shall be construed as limiting the right of the corporation to vote its own stock held by it in a fiduciary capacity.
        Shares standing in the name of another
corporation, domestic or foreign, may be voted in the name of such corporation by its President or such other officer as the President may appoint or pursuant to any proxy executed in the name of such corporation by its President or such other officer as the President may appoint in the absence of express written notice filed with the Secretary that such President or other officer has no authority to vote such shares.
        Shares held by an administrator, executor,
guardian, conservator, trustee in bankruptcy, receiver or assignee for creditors may be voted by such administrator, executor, guardian, conservator, trustee in bankruptcy, receiver or assignee for creditors, either in person or by proxy, without a transfer of such shares into the name of such administrator, executor, guardian, conservator, trustee in bankruptcy, receiver or assignee for creditors. Shares standing in the name of a fiduciary may be voted by such fiduciary, either in person or by proxy.
        A stockholder whose shares are pledged shall be entitled to vote such shares unless in the transfer by the pledgor on the books of the corporation the pledgor has expressly empowered the pledgee to vote thereon, in which case only the pledgee, or the pledgee's proxy, may represent such stock and vote thereon.
        SECTION 11.  Stockholder Proposals.   No
                       ---------------------
proposal for a stockholder vote shall be submitted by a stockholder (a "Stockholder Proposal") to the corporation's stockholders unless the stockholder submitting such proposal (the "Proponent") shall have filed a written notice setting forth with particularity (i) the names and business addresses of the Proponent and all Persons acting in concert with the Proponent (ii) the name and address of the Proponent and the Persons identified in clause (i), as they appear on the corporation's books (if they so appear), (iii) the class and number of shares of the corporation beneficially owned by the Proponent and the Persons identified in clause (i); (iv) a description of the Stockholder Proposal containing all material information relating thereto; and (v) whether the Proponent or any Person identified in clause (i) intends to solicit proxies from holders of a majority of shares of the corporation entitled to vote on the Stockholder Proposal. The Proponent shall also submit such other information as the Board of Directors reasonably determines is necessary or appropriate to enable the Board of Directors and stockholders to consider the Stockholder Proposal. As used in this Section, the term "Person" means any individual, partnership, firm, corporation, association, trust, unincorporated organization or other entity.
        The presiding officer at any stockholders'
meeting may determine that any Stockholder Proposal was not made in accordance with the procedures prescribed in these Bylaws or is otherwise not in accordance with law, and if it is so determined, such officer shall so declare at the meeting and the Stockholder Proposal shall be disregarded.
        The notice required by these Bylaws to be
delivered by the Proponent shall be delivered to the Secretary at the principal executive office of the corporation (i) not less than ninety (90) days before nor more than one hundred twenty (120) days before the first anniversary of the preceding date of the previous year's annual meeting of stockholders if such Stockholder Proposal is to be submitted at an annual stockholders' meeting (provided, however, that in the event that the date of the annual meeting is more than thirty (30) days before or more than sixty (60) days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the one hundred twentieth (120th) day prior to such annual meeting and not later than the close of business on the later of the ninetieth (90th) day prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such annual meeting is first made by the corporation) and (ii) no later than the close of business on the fifteenth (15th) day following the day on which notice of the date of a special meeting of stockholders was given if the Stockholder Proposal is to be submitted at a special stockholders' meeting (provided, however, if notice of the date of the special meeting of stockholders was given less than twenty (20) days before the date of the special meeting of stockholders, the notice required by these Bylaws to be given by the Proponent shall be delivered no later than the close of business on the fifth (5th) day following the day on which notice of the special stockholder's meeting was given). In no event shall the public announcement of an adjournment of an annual or special meeting commence a new time period forthe giving of a stockholder's notice as described above.
        SECTION 12.  Inspectors of Election;
                       ----------------------
Opening and Closing the Polls.  The Board of
-----------------------------
Directors by resolution shall appoint one or more inspectors, which inspector or inspectors may include individuals who serve the corporation in other capacities, including without limitation, as officers, employees, agents or representatives, to act at the meetings of stockholders and make a written report thereof. One or more persons may be designated as alternate inspectors to replace any inspector who fails to act. If no inspector or alternate has been appointed to act or is able to act at a meeting of stockholders, the Chairman of the meeting shall appoint one or more inspectors to act at the meeting. Each inspector, before discharging his or her duties, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his or her ability. The inspector shall have the duties prescribed by law.
        The Chairman of the meeting shall fix and
announce at the meeting the date and time of the opening and closing of the polls for each matter upon which the stockholders will vote at a meeting.
        SECTION 13.  Stockholder Consent
                       -------------------
Procedures.  (a) Record Date for Action by Written
----------
Consent. In order that the corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which date shall not be more than 10 days after the date upon which the resolution fixing the record date is adopted by the Board of Directors. Any stockholder of record seeking to have the stockholders authorize or take corporate action by written consent shall, by written notice to the Secretary, request the Board of Directors to fix a record date. The Board of Directors shall promptly, but in all events within 10 days after the date on which such a request is received, adopt a resolution fixing the record date. If no record date has been fixed by the Board of Directors within 10 days after the date on which such a request is received, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required by applicable law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the corporation by delivery to its registered office in Delaware, its principal place of business or to any officer or agent of the corporation having custody of the book in which proceedings of meetings of stockholders are recorded.
Delivery made to the corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by applicable law, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the date on which the Board of Directors adopts the resolution taking such prior action.
        (b) Inspectors of Written Consent. In the event of the delivery, in the manner provided by Section 13(a), to the corporation of the requisite written consent or consents to take corporate action and/or any related revocation or revocations, the corporation shall engage nationally recognized independent inspectors of elections for the purpose of promptly performing a ministerial review of the validity of the consents and revocations. For the purpose of permitting the inspectors to perform such review, no action by written consent without a meeting shall be effective until such date as the independent inspectors certify to the corporation that the consents delivered to the corporation in accordance with
Section 13(a) represent at least the minimum number of votes that would be necessary to take the corporate action. Nothing contained in this paragraph shall in any way be construed to suggest or imply that the Board of Directors or any stockholder shall not be entitled to test the validity of any consent or revocation thereof, whether before or after such certification by the independent inspectors, or to take any other action (including, without limitation, the commencement, prosecution or defense of any litigation with respect thereto, and the seeking of injunctive relief in such litigation).
        (c) Effectiveness of Written Consent. Every written consent shall bear the signature of each stockholder who signs the consent and no written consent shall be effective to take the corporate action referred to therein unless, within 60 days of the date the earliest dated written consent was received in accordance with Section 13(a), a written consent or consents signed by a sufficient number of holders to take such action are delivered to the Corporation in the manner prescribed in Section 13(a).

                    ARTICLE III
                 BOARD OF DIRECTORS
                 ------------------
        SECTION 1.  General Powers.  The
                      --------------
business and affairs of the corporation shall be managed by its Board of Directors.
        SECTION 2.  Number. Tenure and
                      ------------------
Qualifications.  The number of directors of the
--------------
corporation shall be thirteen. Two of the three classes of Directors established by the corporation's Certificate of Incorporation shall consist of four members and the third class shall consist of five members. Each director shall hold office for the term provided in the Certificate of Incorporation and until such director's successor shall have been elected and qualified, or until such director's earlier death or resignation. No director shall be or be deemed to be removed from office prior to the expiration of such director's term in office by virtue of a reduction in the number of directors. Directors need not be residents of the State of Delaware or stockholders of the corporation.
        SECTION 3.  Annual Meetings.  An annual
                      ---------------
meeting of the Board of Directors shall be held without other notice than this Bylaw immediately after, and at the same place as, the Annual Meeting of Stockholders.
        SECTION 4.  Special Meetings.  Special
                      ----------------
meetings of the Board of Directors may be called by or at the request of the Chairman or any two directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the State of Delaware, as the place for holding any special meeting of the Board of Directors called by them.

        SECTION 5.  Notice.  Notice of any
                      ------
special meeting shall be given at least 48 hours previous thereto by written notice delivered personally or mailed to each director at such director's business address, or by telegram. If mailed, such notice shall be deemed to be given when deposited in the United States mail so addressed, with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be given when the telegram is delivered to the telegraph company. Any director may waive notice of any meeting. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting and objects thereat to the transaction of any business because of the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting.
        SECTION 6.  Quorum.  A majority of the
                      ------
number of directors fixed by Section 2 of this Article III shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, but if less than such majority is present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice.
        SECTION 7.  Manner of Acting.  The act
                      ----------------
of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.
        SECTION 8.  Nomination of Directors;
                      -----------------------
Vacancies.  Candidates for director shall be
---------
nominated either (i) by the Board of Directors or a committee appointed by the Board of Directors or (ii) by nomination at any stockholders' meeting by or on behalf of any stockholder entitled to vote at such meeting provided that written notice of such stockholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the secretary of the corporation not later than (1) with respect to an election to be held at an annual meeting of stockholders, ninety (90) days in advance of such meeting, and (2) with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the tenth
(10th) day following the date on which notice of such meeting is first given to stockholders. Each such notice shall set forth: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the stockholder is a holder of record of stock of the corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (d) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had the nominee been nominated, or intended to be nominated, by the Board of Directors; and (e) the consent of each nominee to serve as a director of the corporation if so elected. The presiding officer of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.
   Any vacancy occurring in the Board of Directors, including a vacancy created by an increase in the number of directors, may be filled for the remainder of the unexpired term by the affirmative vote of a majority of the directors then in office although less than a quorum.

        SECTION 9.  Action by Directors Without
                      ---------------------------
a Meeting.  Any action required to be taken at a
---------
meeting of directors, or at a meeting of a committee of directors, or any other action which may be taken at a meeting, may be taken without a meeting if a consent in writing setting forth the action so taken shall be signed by all of the directors or members of the committee thereof entitled to vote with respect to the subject matter thereof and such consent shall have the same force and effect as a unanimous vote.
        SECTION 10.  Participation in a Meeting
                       --------------------------
by Telephone.  Members of the Board of Directors
------------
or any committee of directors may participate in a meeting of such Board or committee by means of conference telephone or similar communication equipment by means of which all persons participating in the meeting can hear each other, and participating in a meeting pursuant to this section 10 shall constitute presence in person at such meeting.
        SECTION 11.  Compensation.  The Board of
                       ------------
Directors, by majority vote of the directors then in office and irrespective of any personal interest of any of its members, shall have authority to establish reasonable compensation of all directors for services to the corporation as directors, officers or otherwise, or to delegate such authority to an appropriate committee. The Board of Directors also shall have authority to provide for reasonable pensions, disability or death benefits, and other benefits or payments, to directors, officers and employees and to their estates, families, dependents and beneficiaries on account of prior services rendered by such directors, officers and employees to the corporation. The Board of Directors may be paid their expenses, if any, of attendance at each such meeting of the Board.
        SECTION 12.  Presumption of Assent.  A
                       ---------------------
director of the corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless such director's dissent is entered in the minutes of the meeting or unless such director files a written dissent to such action with the person acting as the Secretary of the meeting before the adjournment thereof or forwards such dissent by registered mail to the Secretary of the corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.
        SECTION 13.  Validity of Contracts.  No
                       ---------------------
contract or other transaction entered into by the corporation shall be affected by the fact that a director or officer of the corporation is in any way interested in or connected with any party to such contract or transaction, or is a party to such contract or transaction, even though in the case of a director the vote of the director having such interest or connection shall have been necessary to obligate the corporation upon such contract or transaction; provided, however, that in any such case (i) the material facts of such interest are known or disclosed to the directors or stockholders and the contract or transaction is authorized or approved in good faith by the stockholders or by the Board of Directors or a committee thereof through the affirmative vote of a majority of the disinterested directors (even though not a quorum), or (ii) the contract or transaction is fair to the corporation as of the time it is authorized, approved or ratified by the stockholders, or by the Board of Directors, or by a committee thereof.
        SECTION 14.  Indemnification and
                       -------------------
Insurance.   Each person who was or is made a
---------
party or is threatened to be made a party to or is involved in any action, suit, arbitration, mediation or proceeding, whether civil, criminal, administrative or investigative, whether domestic or foreign (hereinafter a "proceeding"), by reason of the fact that he or she, or a person of whom he or she is the legal representative, is or was a director or officer of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is alleged action or inaction in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the corporation to the fullest extent not prohibited by the General Corporation Law of the State of Delaware, as the same exists or may hereafter be amended (but, in the case of any such amendment, with respect to alleged action or inaction occurring prior to such amendment, only to the extent that such amendment permits the corporation to provide broader indemnification rights than said law permitted the corporation to provide prior to such amendment), against all expense, liability and loss (including without limitation attorneys' fees and expenses, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith. Such indemnification as to such alleged action or inaction shall continue as to a person who has ceased after such alleged action or inaction to be a director, officer, employee or agent and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that, except as provided in the
--------  -------
following paragraph, the corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the Board unless such proceeding (or part thereof) is a counter claim, cross-claim, third party claim or appeal brought by such person in any proceeding. The right to indemnification conferred in this Section shall be a contract right and shall include the right to be paid by the corporation the expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that, if the General
--------  -------
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

   The corporation may maintain insurance, at its
expense, to protect itself and any director, officer, employee or agent of the corporation or another corporation, partnership, joint venture, trust or other enterprise against any such expense, liability or loss, whether or not the corporation would have the power to indemnify such person against such expense, liability or loss under the General Corporation Law of the State of Delaware.
   In the event that any of the provisions of this
Section 14 (including any provision within a single section, paragraph or sentence) is held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable, the remaining provisions are severable and shall remain enforceable to the full extent permitted by law.
        SECTION 15.  Committees of Directors.
                       -----------------------
The Board of Directors may, by resolution passed by a majority of the whole Board, designate one or more committees, each committee to consist of one or more of the directors of the corporation. The Board may designate one or more directors as alternate committee members, who may replace any absent or disqualified member at any committee meeting. In the absence or disqualification of a committee member, the member or members present at any meeting and not disqualified from voting, whether such member or members constitute a quorum, may unanimously appoint another director to act at the meeting in place of the absent or disqualified member. Any such committee shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the Certificate of Incorporation (except that a committee may, to the extent authorized in the resolution(s) providing for the issuance of shares of stock adopted by the Board, fix any of the preferences or rights of such shares relating to dividends, redemption, dissolution, any distribution of assets of the corporation or the conversion into, or the exchange of such shares for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the corporation), adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommending to the stockholders a dissolution of the corporation or a revocation of a dissolution, or amending the Bylaws of the corporation; and, unless the resolution expressly so provides, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock, or to adopt a certificate of ownership and merger.
                     ARTICLE IV
                      OFFICERS
                      --------
        SECTION 1.  Number.  The officers of the
                      ------
corporation shall be a Chairman of the Board (who must be a member of the Board of Directors and who also may be an employee of the corporation), a Chief Executive Officer, a President, one or more Vice Presidents (the number thereof to be determined by the Board of Directors), a Secretary, a Treasurer and a Controller, each of whom shall be elected by the Board of Directors. The Board of Directors may also elect a Chief Operating Officer and one or more Group Presidents and may designate one or more of the Vice Presidents as Executive Vice Presidents or Senior Vice Presidents. Such other officers and assistant officers and agents as may be deemed necessary may be elected or appointed by the Board of Directors. Any two or more offices may be held by the same person, except the offices of President and Secretary, and the offices of President and Vice President.
        SECTION 2.  Election and Term of Office.
                --------------------------

The officers of the corporation shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of the stockholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as convenient. Each officer shall hold office until such officer's successor shall have been duly elected or until such officer's death or until such officer shall resign or shall have been removed in the manner hereinafter provided.
        SECTION 3.  Removal.  Any officer or
                      -------
agent elected or appointed by the Board of Directors may be removed by the Board of Directors whenever in its judgment the best interests of the corporation would be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment shall not of itself create contract rights.
        SECTION 4.  Vacancies.  A vacancy in any
                      ---------
office because of death, resignation, removal, disqualification or otherwise, may be filled by the Board of Directors for the unexpired portion of the term.
        SECTION 5.  Chairman of the Board.  The
                      ---------------------
Chairman of the Board shall preside at all meetings of the Board of Directors and stockholders.
        SECTION 6.  Chief Executive Officer.
                      -----------------------
The Chief Executive Officer shall be the principal executive officer of the corporation and, subject to the control of the Board of Directors, shall supervise and control all of the business and affairs of the corporation, and establish current and long-range objectives, plans and policies. The Chief Executive Officer shall have authority, subject to such rules as may be prescribed by the Board of Directors, to appoint such agents and employees of the corporation as the Chief Executive Officer shall deem necessary, to prescribe their powers, duties and compensation, and to delegate authority to them. Such agents and employees shall hold office at the discretion of the Chief Executive Officer. The Chief Executive Officer shall have authority to sign, execute and acknowledge, on behalf of the corporation, all deeds, mortgages, bonds, stock certificates, contracts, leases, reports and all other documents or instruments necessary or proper to be executed in the course of the corporation's regular business or which shall be authorized by resolution of the Board of Directors; and, except as otherwise provided by law or the Board of Directors, the Chief Executive Officer may authorize the President, an Executive Vice President, Senior Vice President, or other officer or agent of the corporation to sign, execute and acknowledge such documents or instruments in the Chief Executive Officer's place and stead. In general, the Chief Executive Officer shall perform all duties incident to the office of Chief Executive Officer and such other duties as may be prescribed by the Board of Directors from time to time. In the absence of the Chairman of the Board, the Chief Executive Officer shall, when present, preside at all meetings of the stockholders and the Board of Directors.
        SECTION 7.  President.  The President
                      ---------
shall direct, administer and coordinate the activities of the corporation in accordance with policies, goals and objectives established by the Chief Executive Officer and the Board of Directors. The President shall also assist the Chief Executive Officer in the development of corporate policies and goals. In the absence of both the Chairman of the Board and the Chief Executive Officer, the President shall, when present, preside at all meetings of the stockholders and the Board of Directors.
        SECTION 8.  The Chief Operating Officer,
                      --------------------------
Group Presidents and the Vice Presidents.  In the
----------------------------------------
absence of the President or in the event of the President's death, inability or refusal to act, the Chief Operating Officer, the Group Presidents and the Executive Vice Presidents in the order designated at the time of their election, or, in the absence of any designation, then in the order of their election (or in the event there be no Chief Operating Officer, Group Presidents or Executive Vice Presidents or they are incapable of acting, the Senior Vice Presidents in the order designated at the time of their election, or, in the absence of any designation, then in the order of their election) shall perform the duties of the President, and when so acting shall have all the powers of and be subject to all the restrictions upon the President. The Board of Directors may designate certain Vice Presidents as being in charge of designated divisions, plants, or functions of the corporation's business and add appropriate description to their title. Any Chief Operating Officer, Group President or Vice President may sign, with the Secretary or an Assistant Secretary, certificates for shares of the corporation; and shall perform such other duties as from time to time may be assigned to such Chief Operating Officer, Group President or Vice President by the Chief Executive Officer or by the Board of Directors.
        SECTION 9.  The Secretary.  The
                      -------------
Secretary shall: (a) keep the minutes of the stockholders' and of the Board of Directors' meetings in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these Bylaws or as required by law; (c) be custodian of the corporate records and of the seal of the corporation and see that the seal of the corporation is affixed to all documents, the execution of which on behalf of the corporation under its seal is duly authorized; (d) keep or cause to be kept a register of the post office address of each stockholder which shall be furnished to the Secretary by such stockholder; (e) sign with the Chief Executive Officer, President, or any Vice President, certificates for shares of the corporation, the issuance of which shall have been authorized by resolution of the Board of Directors; (f) have general charge of the stock transfer books of the corporation; and (g) in general, perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to the Secretary by the Chief Executive Officer or by the Board of Directors.
        SECTION 10.  The Treasurer.  The
                       -------------
Treasurer shall give a bond for the faithful discharge of the Treasurer's duties in such sum and with such surety or sureties as the Board of Directors shall determine. The Treasurer shall: (a) have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for monies due and payable to the corporation from any source whatsoever, and deposit all such monies in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with the provisions of Article VI of these Bylaws; and (b) in general, perform all of the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to the Treasurer by the Chief Executive Officer or by the Board of Directors.
        SECTION 11.  The Controller.  The
                       --------------
Controller shall: (a) keep, or cause to be kept, correct and complete books and records of account, including full and accurate accounts of receipts and disbursements in books belonging to the corporation; and (b) in general, perform all duties incident to the office of Controller and such other duties as from time to time may be assigned to the Controller by the Chief Executive Officer or by the Board of Directors.
        SECTION 12.  Assistant Secretaries and
                       -------------------------
AssistantTreasurers.  The Assistant Secretaries
-------------------
may sign with the President, or any Vice President, certificates for shares of the corporation, the issuance of which shall have been authorized by a resolution of the Board of Directors. Assistant Treasurers shall respectively give bonds for the faithful discharge of their duties in such sums and with such sureties as the Board of Directors shall determine. The Assistant Secretaries and Assistant Treasurers, in general, shall perform such duties as shall be assigned to them by the Secretary or the Treasurer, respectively, or by the Chief Executive Officer or the Board of Directors.
        SECTION 13.  Salaries.  The salaries of
                       --------
the officers shall be fixed from time to time by the Board of Directors and no officer shall be prevented from receiving such salary by reason of the fact that such officer is also a director of the corporation.

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

                     ARTICLE VI
       CONTRACTS, LOANS, CHECKS AND DEPOSITS
       -------------------------------------
        SECTION 1.  Contracts.  The Board of
                      ---------
Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.
        SECTION 2.  Loans.  No loans shall be
                      -----
contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances.
        SECTION 3.  Checks, Drafts, etc.  All
                      -------------------
checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation, shall be signed by such officer or officers, agent or agents, of the corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors.
        SECTION 4.  Deposits.  All funds of the
                      --------
corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the Board of Directors may select.

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

                     ARTICLE XI
                  WAIVER OF NOTICE
                  ----------------
        Whenever any notice is required to be given to any stockholder or director of the corporation under the provisions of these Bylaws or under the provisions of the Articles of Incorporation or under the provisions of the Delaware General Corporation Law, a waiver thereof in writing, signed at any time by the person or persons entitled to such notice of the meeting, shall be deemed equivalent to the giving of such notice.

                    ARTICLE XII
                     AMENDMENTS
                     ----------
        These Bylaws may be amended or repealed and new
Bylaws may be adopted by the Board of Directors at any regular or special meeting thereof only with the affirmative vote of at least 80% of the total number of Directors.
Exhibit 11
----------
HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CALCULATION OF EARNINGS PER SHARE
---------------------------------
(Dollar amounts in thousands except per share amounts)

                             Three Months Ended                                     July
                                   July 31,
                            ---------------------
     1998                                  1997
   --------                               -------
Average Shares Outstanding
   Basic                                 46,339     47,972
    ======                                 ======
   Diluted                               46,339     48,377
   ======                                  ======
Income (Loss) from
 Continuing Operations,
 after the 1998 restructuring
 and unusual charges                    $(38,604)  $30,072

Income from Discontinued Operation,
 net of applicable income taxes                -     5,818

Gain on Sale of
 Discontinued Operation,
 net of  applicable
 income taxes                                  -                 -
   ---------                              -------
Net Income (Loss)                       $(38,604)  $35,890
   =========                              =======
Earnings Per Share-Basic
 Income (loss) from
  continuing operations                 $ (0.83)  $   0.63
 Income from and net
  gain on sale of
  discontinued operation                      -       0.12
    --------                            ---------
   Net Income (Loss)                    $  (0.83) $   0.75
Earnings Per Share-Diluted              ==================

   Income (loss) from
   continuing operations                $ (0.83)          $  0.62
   Income from and net
   gain on sale of
   discontinued operation                     -              0.12
    --------                             -------
   Net Income (Loss)                    $  (0.83)$   0.74
    =========                           =========

HARNISCHFEGER INDUSTRIES, INC.
------------------------------
CALCULATION OF EARNINGS PER SHARE
---------------------------------
(Dollar amounts in thousands except per share amounts)


                              Nine Months Ended                                                        July 31,
                             --------------------
                               1998                1997
   --------                               -------

Average Shares Outstanding
   Basic                                   46,499  47,876
    ======                               ========
   Diluted                                 46,499  48,347
    ======                               ========
Income (Loss) from
     Continuing Operations,
     after the 1998 restructuring
     and unusual charges               $(136,401)       $  94,532

Income from Discontinued Operation,
     net of applicable income taxes        4,376   17,187

Gain on Sale of Discontinued
     Operation,
     net of  applicable
     income taxes                        151,500                -
   ----------                           ---------
Net Income (Loss)                      $  19,475 $111,719
   ==========                           =========
Earnings Per Share-Basic
   Income (loss) from
   continuing operations               $   (2.93)        $   1.98
   Income from and net
       gain on sale of
       discontinued operation               3.35             0.36
   ---------                            ---------
   Net Income (Loss)                   $    0.42 $   2.34
   ==========                           =========
Earnings Per Share-Diluted

   Income (loss) from
   continuing operations                $  (2.93)        $   1.96
   Income from and net
       gain on sale of
       discontinued operation               3.35             0.35
   ---------                            ---------
   Net Income (Loss)                    $  0 .42 $   2.31
   =========                            =========