Form 10-K
period 1998-10-31
HARNISCHFEGER INDUSTRIES INC
filed 1998-12-24
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1998.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                          Commission    file   number    1-9299    HARNISCHFEGER
                         INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                              39-1566457
(State of Jurisdiction of Incorporation                         (I.R.S. Employer
or Organization)                                             Identification No.)

3600 South Lake Drive, St. Francis, Wisconsin                         53235-3716
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The  aggregate   market  value  of   Registrant's   Common  Stock  held  by
non-affiliates, as of December 23, 1998, based on a closing price of $8.50, was approximately $396.0 million.

     The number of shares outstanding of Registrant's Common Stock, as of December 23, 1998, was 47,349,089.

                       DOCUMENTS INCORPORATED BY REFERENCE

Management's Discussion and Analysis of Financial Statements, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Accountants and Five-Year Review of Financial Data of Registrant. Registrant's proxy statement for the 1999 annual meeting of stockholders to be filed within 120 days of the end of the Registrant's fiscal year.




                         HARNISCHFEGER INDUSTRIES, INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                       For The Year Ended October 31, 1998

                                                                    Page


Part I
Item 1. Business.................................................
Item 2. Properties...............................................
Item 3. Legal Proceedings........................................
Item 4. Submission of Matters to a Vote of Security Holders......

Part II
Item 5. Market for the Registrant's Common Stock and Related
        Stockholder Matters......................................
Item 6. Selected Financial Data..................................
Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..............................
Item 8. Financial Statements and Supplementary Data..............
Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure.............................

Part III
Item 10. Directors and Executive Officers of the Registrant.......
Item 11. Executive Compensation...................................
Item 12. Security Ownership of Certain Beneficial Owners and
         Management.............................................
Item 13. Certain Relationships and Related Transactions...........

Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K............................................

Signatures .........................................................





                                     PART I

Item 1. Business

                              SEGMENTS OF BUSINESS

     Harnischfeger Industries, Inc. ("Harnischfeger" or the "Company") is a holding company for subsidiaries involved in the worldwide manufacture and distribution of surface mining equipment (P&H Mining Equipment); underground mining equipment (Joy Mining Machinery); and pulp and papermaking machinery (Beloit Corporation).

         Harnischfeger is the direct successor to a business begun over 100 years ago which, at October 31, 1998, through its subsidiaries, manufactures and markets products classified into two industry segments: Mining Equipment and Pulp and Papermaking Machinery.

         In early fiscal 1996, the Company completed the acquisition of Dobson Park ("Dobson"). The Company has substantially integrated Longwall International's ("Longwall") (one of the main subsidiaries of Dobson) operations, into Joy Mining Machinery ("Joy"), thus enabling Joy to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this integration, the Company established purchase accounting reserves to provide for the estimated costs of this effort. The reserves related primarily to the closure of selected manufacturing and service facilities, severance and relocation costs approximated $71.0 million. As of October 31, 1998, all activity related to this integration was substantially completed.

         The following discussion and the portions of the Company's 1998 Annual Report to the shareholders incorporated herein by reference contains forward looking statements. Terms such as "anticipate", "believe", "estimate", "expect", "indicate", "may be", "objective", "plan", "predict", "project", and "will be" are intended to identify such statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those predicted. See "Cautionary Factors" at the end of this Item 1.

                                MINING EQUIPMENT

     P&H Mining Equipment ("P&H") is the world's largest producer of electric mining shovels and walking draglines. In addition, P&H is a significant producer of draglines, blasthole drills, and dredge and dragline bucket products. Electric mining shovels range in capacity from 18 to 80 cubic yards, crawler draglines from 10 to 20 cubic yards and hydraulic mining excavators from 12 to 27 cubic yards. Capacities for walking draglines range from 20 to 150 cubic yards. Blasthole drill models have drilling diameters ranging from 9 to 22 inches and bit load capacities from 70,000 to 150,000 pounds.

     The products of P&H are used in mines, quarries and earth-moving operations in the digging and loading of such minerals and other ores such as: coal, copper, gold, iron ore, lead, zinc, bauxite, uranium, phosphate, stone and clay.

     P&H has a relationship in the mining shovel business with Kobe Steel, Ltd. ("Kobe"), pursuant to which P&H licenses Kobe to manufacture certain electric mining shovels and related replacement parts in Japan. P&H has the exclusive right to market Kobe-manufactured mining shovels and parts outside Japan (except in the case of certain government sales). In addition, P&H is party to an agreement with a corporate unit of the People's Republic of China licensing the manufacture and sale of two models of electric mining shovels and related components. This relationship provides P&H with an opportunity to sell component parts for shovels built in China.

          Joy, a world leader in underground mining equipment, manufactures and services mining equipment for the underground extraction of coal and other bedded materials and has significant facilities in Australia, South Africa, the United Kingdom and the United States, as well as sales offices in Poland, India, Russia, and the People's Republic of China. Joy designs, manufactures and distributes various equipment for use in underground mining, including continuous miners; longwall shearers; roof supports; armored face conveyors; shuttle cars; continuous haulage systems; entry drivers and sump shearers. Joy products are not sold into the general construction industry and demand for them is not tied to cycles in that industry. Joy also maintains an extensive network of service and replacement parts distribution centers to rebuild and service equipment and to sell replacement parts in support of its installed base. This network includes six service centers in the United States and five outside of the United States, all of which are strategically located in major underground mining regions.

         In early fiscal 1996, the Company completed the acquisition of Dobson for a purchase price of approximately $330 million including acquisition costs plus the assumption of net debt of approximately $40 million. Longwall was engaged in the manufacture, sale and service of underground mining equipment for the international coal mining industry. Its products include electronically controlled roof support systems, armored face conveyors, pumps and systems. The Company has substantially integrated Longwall's operations into Joy, thus enabling Joy to offer integrated underground longwall mining systems to the worldwide mining industry. Activities related to the integration of Longwall into Joy have been substantially completed. Several of Longwall's non-mining businesses were designated as businesses held for sale. At October 31, 1998, all of these businesses had been sold for slightly more than $100 million, the original value established for these businesses.

         Financial information with respect to the acquisition of Dobson is presented in Note 2 - Acquisitions to the Consolidated Financial Statements of the 1998 report to the shareholders which is incorporated by reference in Item 8 of this report.


                            PULP AND PAPER MACHINERY

     The Pulp and Papermaking Machinery Segment is comprised of the Company's 80% interest in Beloit Corporation ("Beloit"). Mitsubishi Heavy Industries, Ltd. ("Mitsubishi") is the owner of the other 20% interest in Beloit. The Company and Mitsubishi have entered into certain agreements that provide Mitsubishi with the right to designate one of Beloit's five directors. These agreements also place certain restrictions on the transfer of Beloit stock. In the event of change in control of the Company to someoneone engaged in the pulp and papermaking machinery business, Mitsubishi has the right to sell its 20% interest back to the Company for the greater of $60 million or the book value of its equity interest.

     Beloit is a leader in the design and manufacture of pulp and paper machinery and related products used in the pulp and papermaking industries. Beloit operates on a global basis with major manufacturing facilities in ten countries and sales and service offices located throughout the world. In addition, licensing arrangements exist with several major foreign companies.

     Beloit's activities are divided into the following categories: complete installations involving the design, manufacture and installation of integrated pulp and papermaking machinery; major rebuilds and servicing of existing systems; and the sale of ancillary equipment and replacement parts. This machinery is custom designed to meet the specific needs of each customer. In connection with complete installations and major rebuilds, Beloit associates with construction engineering firms in "engineer, procure and construct" contracts which often involve complex long-term construction projects, sometimes in relatively undeveloped parts of the world. There are special design, construction, project management, financing and performance risks associated with these projects and other large Beloit pulp and papermaking machinery sales. Whenever these projects involve plant or equipment other than pulp and paper machines, Beloit seeks a partner to take the "engineer, procure and construct" risks. On March 27, 1996, the Company purchased the assets of the pulp machinery division of Ingersoll-Rand Company ("IMPCO") for $119.2 million, including acquisition costs, which significantly strengthened Beloit's pulping equipment offerings. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years.

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

         In the second quarter of fiscal 1998, Beloit recorded a $65.0 million restructuring charge ($31.9 million after tax and minority interest.) The charge includes costs related to severance for approximately 1,000 people worldwide, facility closures, and disposal of machinery and equipment. Closure of a pulping-related manufacturing facility in Sherbrooke, Quebec, Canada has been completed, and closure of a similar facility in Dalton, Massachusetts will be complete in the first quarter of fiscal 1999. The paper-related manufacturing facility in the United Kingdom is being converted to a center of excellence responsible for rolls, while the Italian operation is expected to be converted from a full-line manufacturing operation to a Millpro(R) aftermarket center for central and southern Europe. The cash and noncash elements of the restructuring charge approximated $32.5 million and $32.5 million, respectively. Management anticipates that the reserves will be substantially utilized within the next year. As of October 31, 1998, approximately 670 employees have been terminated in accordance with this plan. Further information on this restructuring is presented in Notes to the Consolidated Financial Statements of the 1998 report to shareholders, Note 3 - Restructuring Charge, incorporated by reference in
Item 8 of this report.

     In the fourth quarter of fiscal 1996, Beloit recorded a $43.0 million pre-tax restructuring charge. The restructuring was designed to provide for severance of approximately 500 employees worldwide, disposition of machinery and equipment, closure of certain facilities and the sale of certain intensive businesses. At October 31, 1998, all activity related to this restructuring was substantially completed.


                             DISCONTINUED OPERATIONS

         On March 30, 1998, the Company completed the sale of approximately 80% of the common stock of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. in a leveraged recapitalization transaction. As such, the financial statements incorporated in item 8 of this report have been reclassified to reflect Material Handling as a discontinued operation. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities of Material Handling and holds one board of director's seat in the new company. In addition, the Company has licensed Material Handling to use the "P&H" trademark on existing Material Handling-produced products on a worldwide basis for periods specified in the agreement for a royalty fee payable over a ten year period. The Company reported a $151.5 million after-tax gain on the sale of this discontinued operation in the second quarter of fiscal 1998. Proceeds consisted of $341.0 million in cash and $4.8 million in preferred stock with a 12.25% payment-in-kind dividend; $7.2 million in common stock was not reflected in the Company's balance sheet or gain calculations due to the nature of the leveraged recapitalization transaction. Taxes on the sale amounted to $45.0 million. Net assets disposed of in the sale aggregated $139.3 million.

                            INTERNATIONAL OPERATIONS

       Foreign sales of the Mining Equipment segment generated approximately 53% of the segment's consolidated net sales in 1998, 59% in 1997, 58% in 1996.

     In 1998, 1997 and 1996, Beloit's foreign sales amounted to 52%, 57% and 53%, respectively, of Beloit's consolidated net sales.

         Beloit has granted licensing agreements to serve certain foreign markets to companies located in Australia, Japan and Spain. Beloit maintains sales and service offices throughout the world.

     Harnischfeger's international operations are subject to certain risks not generally applicable to its domestic businesses, including currency fluctuations, changes in tariff restrictions, restrictive regulations of foreign governments (including price and exchange controls), and other governmental actions. Harnischfeger has entered into various foreign currency exchange contracts with major international financial institutions designed to minimize its exposure to exchange rate fluctuations on foreign currency transactions. See "Cautionary Factors" for additional risks associated with international operations.

                                     GENERAL

Seasonality

     No significant portion of Harnischfeger's business is subject to or influenced by seasonal factors; however, the Harnischfeger business is influenced by the cyclical nature of the paper, mining and capital goods industries.

Distribution

     P&H and Joy sales are made mostly through the segments' headquarters and sales offices located around the world. Joy's worldwide sales forces have marketing responsibility for new machine sales, as well as for parts, components and rebuild services provided to customers. A segment of the sales force in the United States is dedicated to operating a fleet of trucks which visit customer sites on a regular basis in order to deliver components and parts.

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

Competition

     Harnischfeger conducts its domestic and foreign operations under highly competitive market conditions, requiring that its products and services be competitive in price, quality, service and delivery.

     P&H's principal competitor in electric mining shovels is Bucyrus International, Inc. Harnischfeger believes P&H is the leading participant in this market. In draglines, the main competitor is Bucyrus International, Inc. The P&H main competitors in drills are Ingersoll-Rand, Driltech and Bucyrus International, Inc.

         In the underground coal mining industry, Joy competes primarily on the basis of the quality and reliability of its products and its ability to provide timely, extensive and cost-effective repair and rebuild services and replacement parts. Joy's primary competitors in continuous mining machinery are Tamrock Corporation, Simmons-Rand Company(a subsidiary of Long-Airdox Company) and Jeffrey. In the longwall shearers, Joy competes primarily with Anderson Longwall (a subsidiary of Long-Airdox Company), Eickhoff Corporation, and Mitsui Miike Machinery Company, Ltd. In continuous haulage equipment, Joy competes with Long-Airdox Company, Fairchild International, Eimco, Stamler Corporation and Jeffrey. In roof supports and armored face conveyors, Joy primarily competes with DBT, Long-Airdox Company and several regional suppliers. In the sale of replacement parts for Joy's equipment, Joy competes with various suppliers.

     The pulp and papermaking capital machinery market is globally competitive; Beloit's two major paper machinery competitors are foreign-owned companies. The principal competitors are Valmet Corporation, Finland and Voith Sulzer
Papiertechnik GMBH, with headquarters in Germany. The principal competitors in pulp machinery are Sunds Defibrator, Ahlstrom-Kvaerner and Andritz. In the aftermarket area, Beloit competes with various suppliers.

Customers

         Sales to a Pacific Rim customer in the Pulp and Papermaking Machinery Segment approximated 5% and 15% of the Company's consolidated net sales for fiscal 1998 and 1997, respectively. The related accounts receivable from this customer approximated 26% and 25% of consolidated accounts receivable at October 31, 1998 and October 31, 1997, respectively.

Backlog

     Backlog by business segment for the Company's continuing operations (in thousands of dollars) as of the end of fiscal years 1998 and 1997 was as follows:


                                                 October 31,
                                      -------------------------------
                                            1998              1997
                                            ----              ----

Mining Equipment......................    $386,006          $358,340
Pulp and Papermaking Machinery.. .....    637,224            776,618

                                      --------------------------------
                                         $1,023,230        $1,134,958
                                      ================================

Supply of Materials and Purchased Components

     P&H manufactures machines and heat-treated gears, pinions, shafts, structural fabrications, electrical motors, generators and other electrical parts. It purchases raw and semi-processed steel, castings, forgings, copper and other materials for these parts and components from approximately 400 suppliers. In addition, component parts, such as engines, bearings, controls, hydraulic components, and a wide variety of mechanical and electrical items are purchased from approximately 1,500 suppliers. Purchases of materials and components are made on a competitive basis with no single source being dominant.

         Joy purchases electric motors, gears, hydraulic parts, electronic components, forgings, steel, clutches and other components and raw materials from outside suppliers. Although Joy purchases certain components and raw materials from a single supplier, alternative sources of supply are available for all such items. Joy believes that it has adequate sources of suppliers of component parts and raw materials for its manufacturing requirements. No single source is dominant.

         Beloit purchases raw materials used in its products which include plates, sheets, shapes, carbon and alloy steel, stainless steel, brass and bronze, nickel alloy, and aluminum. Purchases of semi-processed and component parts include castings, valves, filters, pumps, dryers, electrical equipment, and various vacuum, drying, hydraulic, combustion, material-handling and temperature control systems. Beloit has approximately 5,300 suppliers, of which approximately 1,600 are most commonly used. No single source is dominant.


Patents and Licenses

    Joy and P&H and their respective subsidiaries own numerous patents and trademarks and have patent licenses from others relating to their respective products and manufacturing methods. Also, patent licenses are granted to others throughout the world and royalties are received under most of these licenses. While they do not consider any particular patent or license or group of patents or licenses to be essential to their respective business as a whole, they consider their patents and licenses significant to the conduct of its business in certain product areas.

    Beloit and other pulp and papermaking machinery manufacturers have made extensive use of patents. Beloit has been granted numerous patents on its designs and more are pending. Most are registered in all of the major countries into which Beloit and its licensees sell. In the first quarter of fiscal 1998, Beloit and Valmet Corporation signed an agreement which provides for an end to ongoing patent disputes worldwide and the cessation of the assertion of rights under their respective patents against each other on current and future patents relating to the pulp and papermaking industry. The agreement is limited to patent rights and does not include the transfer of technology. There are no limitations on competition between the companies.


Research and Development

     Harnischfeger maintains a strong commitment to research and development with engineering staffs that are engaged in full-time research and development of new products, and improvement of existing products. Beloit maintains research and development facilities in Rockton, Illinois; Pittsfield, Massachusetts; Bolton, England; Clarks Summit, Pennsylvania; and Portland, Oregon. P&H
maintains a research and development facility in Milwaukee, Wisconsin. Joy pursues technological development through the engineering of new products, systems and applications; the improvement and enhancement of licensed technology; and synergistic acquisitions of technology. Research and development expenses were $49.1 million in 1998, $38.7 million in 1997, $34.2 million in 1996.


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

Employees

     As of October 31, 1998, Harnischfeger Industries employed approximately 13,700 people, of which approximately 7,500 were employed in the United States. Approximately 3,000 of the U. S. employees are represented by local unions under collective bargaining agreements. Harnischfeger believes that it maintains generally good relationships with its employees.

Financial Information about Industry Segments

     The financial information on industry segments is presented in Note-15 Segment Information to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

Common Stock

         In September, 1997, the Company announced that the board of directors had authorized the purchase of up to ten million shares of the Company's common stock. As of October 31, 1998, the Company had repurchased 1,772,900 shares through open-market transactions at a cost of approximately $68.3 million. No shares were repurchased under this program during the latter part of fiscal 1998.

Euro

         The Company is addressing the issues related to the conversion to the Euro on January 1, 1999 and does not anticipate significant issues.


                                      OTHER

Year 2000 Readiness Disclosure

     The Year 2000 issue concerns the ability of information systems to properly recognize and process date-sensitive information beyond December 31, 1999. To address this problem, the Company is in the process of implementing its Year 2000 readiness plan for information technology ("IT") systems and non-IT equipment, facilities and systems.

The primary IT strategy for attaining Year 2000 readiness within the operating units is the successful implementation of Year 2000-ready business processing software. Joy has successfully implemented SAP R/3. P&H is in the process of various remediation efforts and system upgrades. Beloit is in the process of a worldwide implementation of MAPICS. All business segments anticipate its Year 2000 IT efforts to be substantially completed by June 1999.

The Company relies on third party suppliers for key materials and services. Efforts have been initiated to evaluate the status of suppliers' efforts and to determine alternatives and contingency plan requirements. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

Facilities and office equipment such as machine tools, material distribution equipment, telephone switches, and other common devices may be affected by the Year 2000 problem. Mission- critical systems are scheduled to be Year 2000 compliant by June 1999.

The Company is in the process of identifying product-related Year 2000 problems and is working with customers to assist in their Year 2000 readiness efforts. It is not possible to determine with complete certainty that all Year 2000 problems have been identified or corrected due to testing limitations, complexity and application of these products.

Total expenses on the project through October 31, 1998 were approximately $2.9 million and were related to expenses for repair or replacement of software and hardware related problems, expenses associated with facilities, products and supplier reviews and project management expenses. Expected incremental expenses related to Year 2000 are not expected to be material to the Company's financial position. The costs of implementing SAP and MAPICS are excluded as these system implementations were undertaken primarily to improve business processes.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Contingency plans will be developed as final evaluations of risks are completed.

Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company. The Company believes that the implementation of new business systems and the completion of the readiness plan as scheduled will reduce the possibility of significant interruptions of normal operations.

                                 Other Matters

         In the fourth quarter of 1998, as a result of the ongoing market weaknesses affecting each of its businesses, the Company announced its intention to reduce expenses through cost-reduction initiatives encompassing $110 million in projected annual savings and includes the reduction of 3,100 employees from October 31, 1997 levels. As of October 31, 1998, approximately 80% of the planned headcount and cost reductions had taken place with the remainder expected to be completed by the end of the first quarter of fiscal 1999.

Beloit APP Contracts

         In fiscal 1997 and 1996, Beloit received orders for four fine paper machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600 million. During the second quarter of fiscal 1998, the Company identified $155 million of additional estimated contract costs at Beloit related to these contracts. The additional costs primarily related to non-proprietary equipment, installation and erection, freight and other site construction costs, and overruns resulting from changes in estimates of costs to complete related to these complex, large-scale projects.

         Based on its review of the $155 million, Harnischfeger, with the assistance of its outside auditors, determined that $27.6 million of this charge was properly allocated to the fourth quarter of fiscal 1997 as it related to isolated costs for piping which were inadvertently overlooked. Income for that period and the full fiscal year of 1997 was restated to reflect this charge.

         The first two machines have been substantially paid for and installed at the APP facilities in Indonesia. The Company has sold approximately $44 million of its receivables from APP on these first two machines to a financial institution. The machines are currently in the start-up/optimization phase and are required to meet certain contractual performance tests. The contracts call for the potential of liquidated damages, including performance damages, in certain circumstances. The Company is currently in negotiation with APP on certain claims and back charges on the first two machines.

         The two remaining machines have been substantially manufactured, are in Beloit's possession and are carried on the Consolidated Balance Sheet at October 31, 1998 as unbilled receivables approximating $180 million. This amount has been reduced by a $46 million down payment received from APP and $19 million of receivables that were sold to a financial institution. The Company has issued letters-of-credit in the amount of the initial down payment. To date, APP has been unable to secure financing for these two machines.

         On December 15, 1998, the Company declared APP in default on the contracts for the two remaining machines, concluding that APP has not acted in good faith and is unwilling to pay its obligations or is incapable of securing financing for these two paper machines. Consequently, on December 15, 1998, the Company filed for arbitration in Singapore for the full payment from APP for the second two machines as well as at least $125 million in damages and delay costs.

         On December 16, 1998, APP filed a notice of arbitration in Singapore against Beloit seeking a full refund of approximately $46 million paid to Beloit for the second two machines claiming that Beloit breached an obligation under the purchase contracts to secure financing, thus resulting in termination. APP also seeks recovery of other damages alleged by APP, caused by Beloit's claimed breaches. In addition, APP seeks a declaration in the arbitration that it has no liability under certain promissory notes. The Company will vigorously defend against all of APP's assertions that it is entitled to a return of payments under the contracts and also will proceed without delay to mitigate APP's obligations for damages by finding other customers for these world-class machines.

         The Company intends to vigorously pursue its rights under the contracts and expects to be fully compensated for these two machines from APP. However, in the event that the Company is unsuccessful in arbitration and to mitigate APP's damages, the Company is pursuing selling these two machines to other customers. See Note 18 - Beloit APP Contracts to the Consolidated Financial Statements of the 1998 report to the shareholders which is incorporated by reference in Item 8 of this report.

         Proceeds from the ultimate sale of these paper machines, if required, are expected to be sufficient to substantially recover the carrying value of the receivable. In the event the Company is unsuccessful in arbitration and/or is unable to sell these paper machines to another customer, it may have a materially adverse effect on its consoidated financial position or results of operations.

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

The Company's principal businesses involve designing, manufacturing, marketing and servicing large, complex machines for the mining, pulp and papermaking and capital goods industries. Long periods of time are necessary to plan, design and build these machines. With respect to new machines and equipment, there are risks of customer acceptance and start-up or performance problems. Large amounts of capital are required to be devoted by the Company's customers to purchase these machines and to finance the mines, pulp, paper mills and other facilities that use these machines. The Company's success in obtaining and managing a relatively small number of sales opportunities, including warranties and guarantees associated therewith, can affect the Company's financial performance. In addition, many projects are located in undeveloped or developing economies where business conditions are less predictable. In recent years, more than 50% of the Company's total sales occurred outside the United States.

Other factors that could cause actual results to differ materially from those contemplated include:

  * Factors affecting purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles and production and consumption rates of coal, copper, iron, gold, fiber, paper/paperboard, recycled paper and other commodities; the cash flows of customers; the cost and availability of financing to customers and the ability of customers to obtain regulatory approval for investments in mining, pulp, papermaking and other heavy industrial projects; the ages, efficiencies and utilization rates of existing equipment: the development of new technologies; the availability of used or alternative equipment; consolidations among cutomers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

  * Factors affecting the Company's ability to capture available sales opportunities, including: customers' perceptions of the quality and value of the Company's products as compared to competitors' products; the existence of patents protecting or restricting the Company's ability to offer features requested by customers; whether the Company has successful reference installations to show customers; perceptions of the health and stability of the Company as compared to its competitors; the Company's ability to assist with competitive financing programs; the availability of manufacturing capacity at the Company's factories; and whether the Company can offer the complete package of products and services sought by its customers.

  * Factors affecting the Company's ability to successfully manage sales it obtains, such as: the accuracy of the Company's cost and time estimates for major projects; the Company's success in completing projects on time and within budget; the Company's success in recruiting and retaining managers and key employees; wage stability and cooperative labor relations; plant capacity and utilization; and whether acquisitions are assimilated and divestitures completed without notable surprises or unexpected difficulties.

  * Factors affecting the Company's general business, such as: unforeseen patent, tax, product, environmental, employee health or benefit or contractual liabilities; nonrecurring restructuring charges; changes in accounting or tax rules or regulations; and reassessments of asset valuations such as inventories.

  * Factors affecting general business levels, such as political or economic turmoil and economic growth in major markets such as the United States, Canada, Europe, the Pacific Rim, South Africa, Australia and Chile; environmental and trade regulations; and the stability and ease of exchange of currencies.

 Item 2. Properties

     As of October 31, 1998, the following principal properties were owned, except as indicated. All of these plants are generally suitable for operations.

     Harnischfeger owns a 94,000 square foot office building in St. Francis, Wisconsin, which is used as its worldwide corporate headquarters.

                  MINING EQUIPMENT LOCATIONS

                             Floor Space     Land Area
   Plant and Location        (Sq. Ft.)       (Acres)         Principal Operations
-------------------------   -----------     ---------   ----------------------------

Milwaukee, Wisconsin.....  1,067,000            46       Electric mining shovels, electric and
                                                         diesel-electric draglines and large
                                                         rotary blasthole drills.

Milwaukee, Wisconsin.....    180,000            13       Electrical products.

Cleveland, Ohio..........    270,000             8       Gearing manufacturing.

Cleveland, Ohio..........     70,000(1)          2       Rebuild service center.

Franklin, Pennsylvania...    714,640            63       Underground coal mining machinery,
                                                         components and parts.

Reno, Pennsylvania.......    121,400            22       Components and parts for mining
machinery.

Brookpark, Ohio..........     85,000             4       Components and parts for mining
machinery.
Solon, Ohio..............     96,800            14       Components and parts for mining
machinery.

Abingdon, Virginia.......     63,400            22       Underground coal mining machinery and
                                                         components.

Bluefield, Virginia......    102,160            15
Duffield, Virginia.......     72,000            11
Homer City, Pennsylvania.     79,500            10       Mining machinery rebuild,
Meadowlands, Pennsylvania    118,316            13       service and parts sales.
Mt. Vernon, Illinois.....    107,130            12
Price, Utah..............     44,200             6

Gillette, Wyoming             29,500(2)          3       Electrical products and components for
                                                         mining shovels.

Mesa, Arizona............     17,000             5       Components and parts for mining
                                                         machinery.

Bassendean, Australia....     72,500             5       Components and parts for mining
                                                         machinery.

Mt. Thorley, Australia...     81,800            11       Components and parts for mining
                                                         machinery.

Kurri Kurri, Australia....... 61,000             7       Mining machinery rebuild, service and
                                                         parts sales.

Mackay, Australia........     35,500             3       Components and parts for mining
                                                         machinery.

Vale Road, Australia.....    107,000            18       Underground coal mining machinery,
                                                         components and parts.

McCourt Road, Australia..    101,450            33       Underground coal mining machinery,
                                                         components and parts.

Parkhurst, Australia.....     33,500            15       Rebuild service center.

Rockhampton, Australia...      8,000             3       Sales.

Johannesburg, So.Africa....   44,000(3)          1       Electrical products and components for
                                                         mining shovels.

Steeledale, South Africa.    557,400            15       Underground coal mining machinery,
                                                         components and parts.

Wadeville, South Africa      154,000            34       Coal mining machinery assembly and
                                                         service.

Belo Horizonte, Brazil...     37,700             1       Components and parts for mining shovels.

Santiago, Chile..........      6,800             1
Antofagasta, Chile.......     21,000             1       Electrical and mechanical repairs.
Calama, Chile............      5,500             1

Pinxton, England.........     76,000            10       Fabrication.

Wigan, England...........    337,000            27       Mining machinery, components and parts.

Worcester, England.......    100,000             9       Mining machinery, components and parts.

Bestwood, England........    190,000(4)         16       Service and rebuilds.
-------------------------

(1) Under a lease expiring in 2002.
(2) Under a lease expiring in 2000.
(3) Under a lease expiring in 2005.
(4) Under a lease expiring in 1999.

     The mining equipment segment operates warehouses in Casper, Gillette and Green River, Wyoming; Cleveland, Ohio; Hibbing, Minnesota; Charleston and Pineville, West Virginia; Milwaukee, Wisconsin; Mesa, Arizona; Elco, Nevada; Birmingham, Alabama; Carlsbad, New Mexico; Norton, Virginia; Lovely and Henderson, Kentucky; Hinton, Sparwood, Cornwall and Vancouver, Canada; Cardiff, Bayswater, Mt. Thorley, Gracemere, Rockhampton, Emerald, Kurri Kurri and Litigow, Australia; Belo Horizonte, Brazil; Santiago, Iquique and Calama, Chile; Johannesburg, Wadeville and Hendrina, South Africa; Stobswood and Bestwood, England and Puerto Ordaz, Venezuela. The warehouses in Casper, Hibbing, Milwaukee, Mt. Thorley, Belo Horizonte and Johannesburg are owned; the others are leased. In addition, the segment leases sales offices throughout the United States and in principal locations in other countries.




                    PULP AND PAPERMAKING MACHINERY LOCATIONS

                             Floor Space    Land Area
    Plant and Location        (Sq. Ft.)      (Acres)          Principal Operations
--------------------------   -----------    ---------  ------------------------------------

Beloit, Wisconsin......... 928,000           40      Papermaking machinery and finished
                                                     product processing equipment.

Rockton, Illinois......... 469,000          203      Papermaking machinery, finished
                                                     product processing equipment and R&D
                                                     center.

Dalton, Massachusetts..... 277,000           55      Stock and pulp preparation
                                                     equipment and specialized processing
                                                     systems.

Lenox, Massachusetts...... 127,000           19      Winders.

Pittsfield, Massachusetts.. 36,000           30      Research and development facility and
                                                     pilot plant for process simulation.
Aiken, South Carolina..... 127,000           17
Columbus, Mississippi..... 133,000           22      Rubber and polymeric covers
                                                     for rolls;
Federal Way, Washington...  55,000            3      Rubber blankets; rubber linings and
                                                     metal roll repairs.
Neenah, Wisconsin.........  77,000           10
Clarks Summit, Pennsylvania 99,800           10
Renfrew, Canada........... 145,000           22

Hattiesburg, Mississippi.. 100,000           15      Component parts and repair of stock
                                                     and pulp preparation equipment,
                                                     papermaking machinery and finished
                                                     product processing equipment.

Otsego, Michigan..........  23,500            1      Filled rolls for supercalenders and
                                                     specialty rolls.

Portland, Oregon..........  41,000            5      Bulk materials handling and drying
                                                     systems.

Rochester, New Hampshire..  15,650            5      Specialty services provided
                                                     principally to the paper industry.

Nashua, New Hampshire..... 425,000           63      Stock and pulp preparation equipment
                                                     and specialized processing systems.

Pensacola, Florida........   7,250            2      Specialty services provided
                                                     principally to the paper industry.

Sandusky, Ohio............ 254,000           13      Centrifugal castings.
Glenrothes, Scotland......  56,000            8

Campinas, Brazil.......... 202,000           33      Papermaking machinery and finished
                                                     product processing equipment; stock
                                                     and pulp preparation equipment;
                                                     woodyard and pulp plant equipment.

Bolton, England........... 465,400           73      Papermaking machinery and finished
                                                     product processing equipment; stock
                                                     and pulp preparation equipment.

Pinerolo, Italy........... 517,400           18      Papermaking machinery and finished
                                                     product processing equipment; stock
                                                     and pulp preparation equipment.

Jelenia Gora, Poland...... 271,500           28      Papermaking machinery and finished
                                                     product processing equipment; stock
                                                     and pulp preparation equipment.

Swiecie, Poland...........  37,000 (1)        4      Components and parts for papermaking
                                                     machinery equipment.
Tullins, France........... 145,000            9      Roll repair facility and other general
                                                     maintenance.

Cernay, France............  35,200           15      Roll-covering service.
-------------------------

(1) Under a lease expiring in 2019.

      The Pulp and Papermaking Machinery business has warehouse space at the above facilities and in addition maintains leased facilities in Memphis, Tennessee; Swiecie, Poland; and Montreal, Canada. Sales offices are also maintained at various locations throughout the world.


Item 3. Legal Proceedings

     The Company is party to litigation matters and claims, which are normal in the course of its operations. Also, as a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect income on a quarter-to-quarter basis, management believes that such matters will not have a materially adverse effect on the Company's consolidated financial position. In the case of Beloit, certain litigation matters and claims are currently pending in connection with its contractual undertakings. Beloit may on occasion enter into arrangements to participate in the ownership of or operate pulp or papermaking facilities in order to satisfy contractual undertakings or resolve disputes.

         One of the claims against Beloit involves a lawsuit brought by Potlatch Corporation that alleges pulp line washers supplied by Beloit for less than $15 million failed to perform satisfactorily. In June, 1997, a Lewiston, Idaho jury awarded Potlatch $95 million in damages in the case which, together with fees, costs and interest to October 31, 1998, approximate $116 million. Beloit has appealed this award to the Idaho Supreme Court. The appeal was heard by the Court on September 10, 1998 with a decision anticipated in the first half of fiscal 1999. The Company considers the eventual outcome of the Potlatch case not to be estimable. Reserves in the October 31, 1998 Consolidated Balance Sheet are less than the sales price of the washers. The possible ultimate cost to the Company of this case could be materially higher than the reserves. In the event the Company is unsuccessful in its request for a new trial in this matter, it may have a material adverse effect on its consolidated financial position or results of operations.

    The Company and certain of its senior executives have been named as defendants in three purported class action suits, entitled Great Neck Capital Appreciation Investment Partnership, L.P. v. Jeffery T. Grade, et al., C. William Carter v. Harnischfeger Industries, Inc. et al., and Norman Ellison v. Jeffery T. Grade, et al., filed on June 5, 1998, June 11, 1998 and July 21, 1998, respectively, in the United States District Court for the Eastern District of Wisconsin. These actions, which have now been consolidated, seek damages in an unspecified amount on behalf of an alleged class of purchasers of the Company's common stock, based principally on allegations that the Company's disclosures with respect to the Indonesian contracts of Beloit discussed in Note 18 - Beloit APP Contracts incorporated by reference in Item 8 of this report, violated the federal securities laws.

       The Company's ability to realize the unbilled receivables is discussed in Notes to Consolidated Financial Statements, Note 18 - Beloit APP Contracts. The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect on its consolidated financial position or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                      Executive Officers of the Registrant

     The following table sets forth, through the date of filing this form 10-K report, the executive officers of Harnischfeger Industries, their ages, their offices with Harnischfeger and the period during which they have held such offices.


Name                                  Age      Current Office and Principle Occupation                                Years as
                                                                                                                      Officer
Jeffery T. Grade.....                 55       Chairman of the Board and Chief Executive Officer since 1993; Chief      16
                                               Executive   Officer  since  1992;
                                               President  and  Chief   Operating
                                               Officer   from   1986  to   1995;
                                               Director since 1983;  Senior Vice
                                               President,       Finance      and
                                               Administration      and     Chief
                                               Financial  Officer  from  1983 to
                                               1986.

John Nils Hanson.....                 57       Vice Chairman since August, 1998; President and Chief Operating
                                               Officer since July 1, 1995; President and Chief Executive Officer         3
                                               of Joy 1990 to July, 1995.  Director since 1996.

Francis M. Corby, Jr.                 54       Executive Vice President for Finance and                                 13
                                               Administration since December 1994; Senior Vice President, Finance and Chief Financial Officer from 1986 to December, 1994. Director since 1996.

James A. Chokey......                 55       Executive Vice President for Law and Government Affairs since July        1
                                               1997; Senior Vice President, Law and Corporate Development of Beloit
                                               from 1996 to July, 1997.

Wayne Hunnell........                 52       Senior Vice President since February, 1998; President and Chief           -
                                               Operating Officer of Joy since August, 1998; Vice President and controller of Joy from 1995 to 1998. Vice President and Controller of P&H from 1993 to 1995; Various other positions with Joy and
                                               Harnischfeger from 1978 to 1993.

Robert W. Hale....                    52       Senior Vice President since August, 1997;                                 1
                                               President of P&H Mining Equipment since December 1994; Vice
                                               President of P&H Material Handling from 1988 to 1994.

Mark Readinger......                  45       Senior Vice President since August, 1997; President of Beloit             1
                                               Corporation since February, 1998; President and Chief Operating
                                               Officer of Joy from 1996 to 1998; Senior Vice President of Marketing and General Manager of the Joy North American Aftermarket Operations
                                               from 1994 to 1996.


     The business address of each such person is 3600 South Lake Drive, St. Francis, Wisconsin 53235-3716. All officers listed above are citizens of the United States of America. Officers are elected annually but may be removed at any time at the discretion of the Board of Directors. There are no family relationships between the foregoing officers.



                                     PART II
The information required by Items 6 through 8 is incorporated by reference from the 1998 Annual Report to Shareholders

Form 10-K
Item Number

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

     All information required by Items 10 through 13 of Part III, with the exception of information on the Executive Officers which appears in Part I of this report, is incorporated by reference from the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.*

(a) The following documents are filed as part of this report:
      (1) Financial Statements
          Consolidated Statement of Income for the years ended October 31, 1998, 1997 and 1996 Consolidated Balance Sheet at October 31, 1998 and 1997 Consolidated Statement of Cash Flow for the years ended October 31, 1998, 1997 and 1996 Consolidated Statement of Shareholders' Equity for the years ended October 31, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements

          Report of Independent Accountants

*  Incorporated by reference from the 1998 Annual Report to Shareholders

         (2) Financial Statement Schedule

                  Report of Independent Accountants on Financial Statement Schedule For the Years Ended October 31, 1998, 1997, and 1996:

           II. Valuation and Qualifying Accounts

                  All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

     Financial statements of less than 50% owned companies have been omitted because the proportionate share of their profit before income taxes and total assets are less than 20% of the respective consolidated amounts and investments in such companies are less than 20% of consolidated total assets.



(3)Exhibit

Number                                      Exhibit
-------     --------------------------------------------------------------------
3(a) Restated  Certificate of Incorporation of  Harnischfeger  Industries,  Inc.
     (incorporated by reference to Exhibit 3(a) to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended April 30, 1997).

(b) Bylaws of Harnischfeger Industries, Inc., as amended December 7, 1998.

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

(b) 9.1% Series B Senior Note Agreement dated as of October 15, 1989(incorporated by reference to Exhibit 4(c) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1991, File No.1-9299).

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

(e) Indenture for Debentures between Harnischfeger Industries, Inc. and Continental Bank, National Association, Trustee, dated March 1, 1992 (incorporated by reference to Exhibit 4(f) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1992, File No. 1-9299).

(f) First Supplemental Indenture for Debentures between Harnischfeger Industries, Inc. and Continental Bank, National Association, Trustee, dated June 12, 1992 (incorporated by reference to Exhibit 4(g) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1992, File No. 1-9299).
(g) Registration Statement filed on Form S-3, for issuance of Debt Securities of up to $200,000,000 dated April 10, 1996, File No. 333-2401.

(h) Registration Statement filed on Form S-3, for issuance of Debt Securities of up to $200,000,000 dated February 23, 1998, File No. 333-46429

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

(k)  Amendment No. 2 to the Rights Agreement dated as of September 15, 1998.

(l) Harnischfeger Industries, Inc. Stock Employee Compensation Trust Agreement effective as of March 23, 1993 (incorporated by reference to Exhibit 4(k) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1993, File No.1-9299).*

(m) Amendment One to Harnischfeger Industries, Inc. Stock Employee Compensation Trust Agreement dated January 1, 1994.(incorporated by reference to Exhibit 4(j) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1995, File No. 1-9299).*

(n) Amendment Two to Harnischfeger Industries, Inc. Stock Employee Compensation Trust Agreement dated May 6, 1995 (incorporated by reference to Exhibit 4(k) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1995, File No. 1-9299).*

(o)  $500,000,000   Credit   Agreement  dated  as  of  October  17,  1997  among
     Harnischfeger Industries, Inc. as borrower and each other financial institution which from time to time thereto as lenders, Chase Manhattan Bank as Administrative Agent, First Chicago Markets, Inc. as Syndication Agent and Royal Bank of Canada as Documentaion Agent incorporated by reference to Exhibit 4(n) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1997, File No. 1-9299).

10(a)Harnischfeger  Industries,  Inc. 1988  Incentive  Stock Plan, as amended on
     March 6, 1995 (incorporated by reference to Exhibit 10(a) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1995, File No. 01-9299).*

(b) Harnischfeger Industries, Inc. Stock Incentive Plan as amended and restated as of September 12, 1998.*

(c) Harnischfeger Industries, Inc. Executive Incentive Plan, as amended and restated as of September 9, 1998.*

(d) Long-Term Compensation Plan for Key Executives, as amended and restated as of September 12, 1998.*

(e) Harnischfeger Industries, Inc. Supplemental Retirement and Stock Funding Plan, as amended and restated as of September 12, 1998.*

(f) Directors Stock Compensation Plan, as amended and restated as of August 24, 1998.*

(g) Service Compensation Agreement for Directors effective as of June 1, 1992 (incorporated by reference to Exhibit 10(g) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1992, File No.1-9299).*

(h) Long-Term Compensation Plan for Directors, as amended and restated as of August 24, 1998*

(i) Joy Technologies Inc. 1991 Stock Option and Equity Incentive Plan dated November 12, 1991 (incorporated by reference to Exhibit 99-1999.1 to Registration Statement on For S-8, File No. 33-57209).*

(j) Amendment to Joy Technologies Inc. 1991 Stock Option and Equity Incentive Plan dated November 29, 1994 (incorporated by reference to Exhibit 99-1999.2 to Registration Statement on Form S-8, File No. 33-57209).*

(k) Harnischfeger Industries Deferred Compensation Trust as amended and restated as of October 9, 1995 (incorporated by reference to exhibit 10 to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended January 31, 1995, File No. O1-9299).*

(l) Amendment No. 1 to Harnischfeger Industries Deferred Compensation Trust as amended and restated as of October 9, 1995 (incorporated by reference to Exhibit 10(j) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1996, File No. 01-9299).*

(m) Amended and Restated Grant Letter dated September 12, 1998, issued on June 8, 1997 to Jeffery T. Grade.*

(n) Amended and Restated Grant Letter dated September 12, 1998, issued on June 8, 1997 to Francis M. Corby, Jr.*

11   Statement Re: Computation of Earnings Per Share, filed herewith.

13   1998 Annual Report to Shareholders

21   Subsidiaries of the Registrant.

23   Consent of PricewaterhouseCoopers LLP

24 Powers of Attorney.

27   Financial Data Schedule


  * Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.



                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Harnischfeger Indutries, Inc.

         Our audits of the consolidated financial statements referred to in our report dated December 8, 1998, except as to Note 18, which is as of December 16, 1998 appearing in the 1998 Annual Report to Shareholders of Harnischfeger Industries, Inc.(which report and consolidated finacial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
December 8, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Francis, Wisconsin, on the 23rd day of December, 1998.


                         HARNISCHFEGER INDUSTRIES, INC.
                                  (Registrant)

                            /s/FRANCIS M. CORBY, JR.
                              Francis M. Corby, Jr.
                          Executive Vice President for
                           Finance and Administration


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended and restated report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 23, 1998.

       Signature                     Title
  /s/JEFFERY T. GRADE                Chairman and Chief Executive
     Jeffery T. Grade                Officer
  /s/JOHN NILS HANSON                Vice Chairman, Director and President and
      John Nils Hanson               Chief Operating Officer
  /s/FRANCIS M. CORBY, JR.           Director and Executive Vice President for
   Francis M. Corby, Jr.             Finance and Administration
  /s/JAMES C. BENJAMIN               Vice President and Controller
     James C. Benjamin
          (1)                        Director
   Donna M. Alvarado
          (1)                        Director
   Larry D. Brady
          (1)                        Director
   John D. Correnti
          (1)                        Director
    Harry L. Davis
          (1)                        Director
   Robert M. Gerrity
          (1)                        Director
   Robert B. Hoffman
          (1)                        Director
   Ralph C. Joynes
          (1)                        Director
 Jean-Pierre Labruyere
          (1)                        Director
  L. Donald LaTorre
          (1)                        Director
   Stephen M. Peck
          (1)                        Director
   Leonard E. Redon


(1) Jeffery T. Grade, by signing his name hereto, does hereby sign and execute this amended and restated report on behalf of each of the above-named Directors of Harnischfeger Industries, Inc. pursuant to powers of attorney executed by each of such Directors and filed with the Securities and Exchange Commission as an exhibit to this report.

                                                              December 23, 1998
By:     /s/JEFFERY T. GRADE
 Jeffery T. Grade, Attorney-in-fact

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

The Annual Meeting

         The annual meeting of the shareholders of Harnischfeger Industries, Inc. is scheduled to be held on February 23, 1999 at 10:00 a.m.





                         HARNISCHFEGER INDUSTRIES, INC.
                                  SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of Dollars)



                         HARNISCHFEGER INDUSTRIES, INC.
                    CALCULATIONS OF EARNINGS (LOSS) PER SHARE
             (Dollar amounts in thousands except per share amounts)


                                              Balance at    Additions  Additions                    Currency              Balance at
                                              Beginning         by      Charged                   Translation Discontinued   at End
Classification                                 of Year     Acquisition to Expense  Deductions (1)    Effects   Operations   of Year
-----------------------------------------------------------------------------------------------------------------------------------

Allowance Deducted in Balance Sheet
  from Accounts Receivable:

For the year ended October 31, 1998
  Doubtful accounts                             $8,319         $350      $4,311       ($1,374)        ($22)     ($1,695)     $9,889

For the year ended October 31, 1997
  Doubtful accounts                             $8,612         $158      $2,604       ($3,006)       ($291)       $242       $8,319

For the year ended October 31, 1996
  Doubtful accounts                             $7,604        $2,240     $4,278       ($4,381)      ($1,117)     ($12)       $8,612

(1) Represents write-off of bad debts, net of recoveries.

Allowance Deducted in Balance Sheet from Deferred Tax Assets:

                                              Balance at      Additions/      Balance at
                                              Beginning      Deductions-        at end
                                               of Year           Net           of Year
                                            -----------------------------------------------
For the year ended October 31, 1998            $34,895         $12,143         $47,038
For the year ended October 31, 1997            $44,968        ($10,073)        $34,895
For the year ended October 31, 1996            $18,256         $26,712         $44,968








Exhibit 3(b)


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

                  SECTION 11. Stockholder Proposals. No proposal for a stockholder vote shall be submitted by a stockholder (a "Stockholder Proposal") to the corporation's stockholders unless thestockholder submitting such proposal (the "Proponent") shall have filed a written notice setting forth with particularity (i) the names and business addresses of the Proponent and all Persons acting in concert with the Proponent (ii) the name and address of the Proponent and the Persons identified in clause (i), as they appear on the corporation's books (if they so appear), (iii) the class and number of shares of the corporation beneficially owned by the Proponent and the Persons identified in clause (i); (iv) a description of the Stockholder Proposal containing all material information relating thereto; and (v) whether the Proponent or any Person identified in clause (i) intends to solicit proxies from holders of a majority of shares of the corporation entitled to vote on the Stockholder Proposal. The Proponent shall also submit such other information as the Board of Directors reasonably determines is necessary or appropriate to enable the Board of Directors and stockholders to consider the Stockholder Proposal. As used in this Section, the term "Person" means any individual, partnership, firm, corporation, association, trust, unincorporated organization or other entity.

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






Exhibit 4(k)


                   SECOND AMENDMENT TO RIGHTS AGREEMENT



         SECOND AMENDMENT, dated as of September 15, 1998 to the Rights Agreement, dated as of February 8, 1989 and amended as of October 9, 1995 (as so amended, the "Rights Agreement"), between Harnischfeger Industries, Inc., a Delaware corporation (the "Company"), and BankBoston, N.A., formerly known as the First National Bank of Boston, as Rights Agent (the "Rights Agent"). All capitalized terms not defined herein shall have the meanings ascribed to them in the Rights Agreement.

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

         In consideration of the foregoing and the mutual agreements set forth herein, the parties agree as follows:

         1. The references to "20%" set forth in the first and third sentences of Section 1 (a) of the Rights Agreement shall be deleted and replaced with "15%".

         2. The reference to "20%" set forth in Section 1 (k) of the Rights Agreement shall be deleted and replaced with "15%".

         3. Section 1 (o) of the Rights Agreement is hereby modified and amended to read in its entirety as follows:

                  (o) "Expiration Date" shall mean the Close of Business on February 17, 2009.

         4. The Rights Agreement and the Exhibits thereto may be restated to reflect this Amendment to the Rights Agreement, including all necessary conforming changes.

         5. This Amendment to the Rights Agreement shall be governed by and construed in accordance with the laws of the State of Delaware and for all purposes shall be governed by and construed with the laws of such State applicable to contracts to be made and performed entirely within such State.

         6. This Amendment to the Rights Agreement may be executed in any number of counterparts and each of such counterparts shall for all purposes be deemed an original and all such counterparts shall together constitute but one and the same instrument. Terms not defined herein shall, unless the context otherwise requires, have the meanings to such terms in the Rights Agreement.

         7. Except as expressly noted herein, this Amendment to the Rights Agreement shall not by implication or otherwise alter, modify, amend or in any way affect any of the terms, conditions, obligations, covenants or agreements contained in the Rights Agreement, all of which are ratified and affirmed in all respects and shall continue in full force and effect.

         8. If any term, provision, covenant or restriction of this Amendment to the Rights Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Amendment to the Rights Agreement, and of the Rights Agreement, shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

         9. This Amendment and the Rights Agreement constitute the entire agreement among the parties with respect to the subject matter thereof and supersedes all prior agreements and understandings, both oral and written, among the parties with respect to such subject matter.

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and attested, all as of the date and year first written above.


Attest:                   HARNISCHFEGER INDUSTRIES, INC.

By:            By:

Attest:                  BANKBOSTON, N.A. FORMERLY KNOWN AS
                         THE FIRST NATIONAL BANK OF BOSTON

By:            By:


12/7/98

                                   ARTICLE III
                               BOARD OF DIRECTORS

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

                                   ARTICLE IV
                                    OFFICERS
                  SECTION 1. Number. The officers of the corporation shall be a Chairman of the Board (who must be a member of the Board of Directors and who also may be an employee of the corporation), a Chief Executive Officer, a President, one or more Vice Presidents (the number thereof to be determined by the Board of Directors), a Secretary, a Treasurer and a Controller, each of whom shall be elected by the Board of Directors. The Board of Directors may also elect a Vice Chairman of the Board, a Chief Operating Officer and one or more Group Presidents and may designate one or more of the Vice Presidents as Executive Vice Presidents or Senior Vice Presidents. Such other officers and assistant officers and agents as may be deemed necessary may be elected or appointed by the Board of Directors. Any two or more offices may be held by the same person, except the offices of President and Secretary, and the offices of President and Vice President.

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

                  SECTION 6. Vice Chairman of the Board. The Vice Chairman of the Board shall preside at all meetings of the Board of Directors and stockholders in the absence of the Chairman of the Board.

                  SECTION 7. Chief Executive Officer. The Chief Executive Officer shall be the principal executive officer of the corporation and, subject to the control of the Board of Directors, shall supervise and control all of the business and affairs of the corporation, and establish current and long-range objectives, plans and policies. The Chief Executive Officer shall have authority, subject to such rules as may be prescribed by the Board of Directors, to appoint such agents and employees of the corporation as the Chief Executive Officer shall deem necessary, to prescribe their powers, duties and compensation, and to delegate authority to them. Such agents and employees shall hold office at the discretion of the Chief Executive Officer. The Chief Executive Officer shall have authority to sign, execute and acknowledge, on behalf of the corporation, all deeds, mortgages, bonds, stock certificates, contracts, leases, reports and all other documents or instruments necessary or proper to be executed in the course of the corporation's regular business or which shall be authorized by resolution of the Board of Directors; and, except as otherwise provided by law or the Board of Directors, the Chief Executive Officer may authorize the President, an Executive Vice President, Senior Vice President, or other officer or agent of the corporation to sign, execute and acknowledge such documents or instruments in the Chief Executive Officer's place and stead. In general, the Chief Executive Officer shall perform all duties incident to the office of Chief Executive Officer and such other duties as may be prescribed by the Board of Directors from time to time. In the absence of the Chairman of the Board and, if any, the Vice Chairman of the Board, the Chief Executive Officer shall, when present, preside at all meetings of the stockholders and the Board of

                  SECTION 8. President. The President shall direct, administer and coordinate the activities of the corporation in accordance with policies, goals and objectives established by the Chief Executive Officer and the Board of Directors. The President shall also assist the Chief Executive Officer in the development of corporate policies and goals. In the absence of the Chairman of the Board, the Vice Chairman of the Board, if any, and the Chief Executive Officer, the President shall, when present, preside at all meetings of the stockholders and the Board of Directors.

                  SECTION 9. The Chief Operating Officer, Group Presidents and the Vice Presidents. In the absence of the President or in the event of the President's death, inability or refusal to act, the Chief Operating Officer, the Group Presidents and the Executive Vice Presidents in the order designated at the time of their election, or, in the absence of any designation, then in the order of their election (or in the event there be no Chief Operating Officer, Group Presidents or Executive Vice Presidents or they are incapable of acting, the Senior Vice Presidents in the order designated at the time of their election, or, in the absence of any designation, then in the order of their election) shall perform the duties of the President, and when so acting shall have all the powers of and be subject to all the restrictions upon the President. The Board of Directors may designate certain Vice Presidents as being in charge of designated divisions, plants, or functions of the corporation's business and add appropriate description to their title. Any Chief Operating Officer, Group President or Vice President may sign, with the Secretary or an Assistant Secretary, certificates for shares of the corporation; and shall perform such other duties as from time to time may be assigned to such Chief Operating Officer, Group President or Vice President by the Chief Executive Officer or by the Board of Directors.

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

                  SECTION 11. The Treasurer. The Treasurer shall give a bond for the faithful discharge of the Treasurer's duties in such sum and with such surety or sureties as the Board of Directors shall determine. The Treasurer shall: (a) have charge and custody of and be responsible for all funds and securities of the corporation; receive and give receipts for monies due and payable to the corporation from any source whatsoever, and deposit all such monies in the name of the corporation in such banks, trust companies or other depositories as shall be selected in accordance with the provisions of Article VI of these Bylaws; and (b) in general, perform all of the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to the Treasurer by the Chief Executive Officer or by the Board of Directors.
                  SECTION 12. The Controller. The Controller shall: (a) keep, or cause to be kept, correct and complete books and records of account, including full and accurate accounts of receipts and disbursements in books belonging to the corporation; and (b) in general, perform all duties incident to the office of Controller and such other duties as from time to time may be assigned to the Controller by the Chief Executive Officer or by the Board of Directors.
                  SECTION 13. Assistant Secretaries and Assistant Treasurers. The Assistant Secretaries may sign with the President, or any Vice President, certificates for shares of the corporation, the issuance of which shall have been authorized by a resolution of the Board of Directors. Assistant Treasurers shall respectively give bonds for the faithful discharge of their duties in such sums and with such sureties as the Board of Directors shall determine. The Assistant Secretaries and Assistant Treasurers, in general, shall perform such duties as shall be assigned to them by the Secretary or the Treasurer, respectively, or by the Chief Executive Officer or the Board of Directors.

                  SECTION 14. Salaries. The salaries of the officers shall be fixed from time to time by the Board of Directors and no officer shall be prevented from receiving such salary by reason of the fact that such officer is also a director of the corporation.

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

                                   ARTICLE VI
                      CONTRACTS, LOANS, CHECKS AND DEPOSITS
                  SECTION 1. Contracts. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation, and such authority may be general or confined to specific instances.

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


                                   ARTICLE VII
                    CERTIFICATE FOR SHARES AND THEIR TRANSFER
   SECTION 1. Certificates for Shares. Certificates representing shares of the corporation shall be in such form as shall be determined by the Board of Directors. Such certificates shall be signed by the Chief Executive Officer, President, or any Vice President and by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary. Any or all of the signatures on the certificate may be a facsimile. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if such person were such officer, transfer agent, or registrar at the date of issue. All certificates for shares shall be consecutively numbered or otherwise identified. The name and address of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the stock ledger of the corporation.

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


                                  ARTICLE VIII
                                   FISCAL YEAR
                  The fiscal year of the corporation shall begin on the first day of November and end on the thirty-first day of October in each year.

                                   ARTICLE IX
                                    DIVIDENDS
                  The Board of Directors may from time to time declare, and the corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law and by the Articles of Incorporation.


                                    ARTICLE X
                                      SEAL
                  The Board of Directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the corporation and the state of incorporation and the words "Corporate Seal".

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

                                   ARTICLE XII
                                   AMENDMENTS
                  These Bylaws may be amended or repealed and new Bylaws may be adopted by the Board of Directors at any regular or special meeting thereof only with the affirmative vote of at least 80% of the total number of Directors.







 Exhibit 10(b)

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

(b)"Award" means a Stock Appreciation Right, Stock Option, Restricted Stock or Performance Unit.

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

u) "Performance Goals" means the performance goals established in writing by the Committee prior to the grant of Restricted Stock or Performance Units. Such Performance Goals may comprise one or any combination of the following: specified levels of economic value added, earnings per share from continuing operations, operating income, revenues, cash flow, retained earnings, return on assets, return on invested capital, return on sales, market share, equity growth, net worth growth, achieving strategic objectives, customer satisfaction, product quality, project milestones, shareholder return (measured in terms of stock price appreciation) and/or total shareholder return (measured in terms of stock price appreciation and/or dividend growth), return on equity, and individual performance measures. Such Performance Goals also may be based upon the attainment of specified levels of performance of the Corporation or one or more Affiliates under one or more of the measures described above relative to the performance of other corporations. With respect to Covered Employees, all Performance Goals shall be objective performance goals satisfying the requirements for "performance-based compensation" within the meaning of Section 162(m)(4) of the Code, and shall be set by the Committee within the time period prescribed by Section 162(m) of the Code and related regulations.

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

     Section 5. Stock Options. Stock Options may be granted alone or in addition to other Awards granted under the Plan and may be of two types: Incentive Stock Options and Nonqualified Stock Options. Any Stock Option granted under the Plan shall be in such form as the Committee may from time to time approve. The Committee shall have the authority to grant any optionee Incentive Stock Options, Nonqualified Stock Options or both types of Stock Options (in each case with or without Stock Appreciation Rights); provided, however, that grants hereunder are subject to the aggregate limit on grants to individual participants set forth in Section 3. Incentive Stock Options may be granted only to employees of the Corporation and its subsidiaries (within the meaning of Section 424(f) of the Code). To the extent that any Stock Option is not designated as an Incentive Stock Option or even if so designated does not qualify as an Incentive Stock Option, it shall constitute a Nonqualified Stock Option. Stock Options shall be evidenced by option agreements, the terms and provisions of which may differ. An option agreement shall indicate on its face whether it isintended to be an agreement for an Incentive Stock Option or a Nonqualified Stock Option. The grant of a Stock Option shall occur on the date the Committee by resolution selects an individual to be a participant in any grant of a Stock Option, determines the number of shares of Common Stock to be subject to such Stock Option to be granted to such individual and specifies the terms and provisions of the Stock Option. The Corporation shall notify a participant of any grant of a Stock Option, and a written option agreement or agreements shall be duly executed and delivered by the Corporation to the participant. Such agreement or agreements shall become effective upon execution by the Corporation and the participant. Anything in the Plan to the contrary notwithstanding, no term of the Plan relating to Incentive Stock Options shall be interpreted, amended or altered nor shall any discretion or authority granted under the Plan be exercised so as to disqualify the Plan under Section 422 of the Code or, without the consent of the optionee affected, to disqualify any Incentive Stock Option under such Section 422. Stock Options granted under the Plan shall be subject to the following terms and conditions and shall contain such additional terms and conditions as the Committee shall deem desirable:

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

(i ) by will or by the laws of descent and distribution or

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

(j) Cashing Out of Stock Option. On receipt of written notice of exercise, the Committee may elect to cash out all or part of the portion of the shares of Common Stock for which a Stock Option is being exercised by paying the optionee an amount, in cash or Common Stock, equal to the excess of the Fair Market Value of the Common Stock over the option price times the number of shares of Common Stock for which the Option is being cashed out on the effective date of such cashout.

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

b) Terms and Conditions. Stock Appreciation Rights shall be subject to such terms and conditions as shall be determined by the Committee, including the following:

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

         Section 12. Term, Amendment and Termination. The Plan will terminate 10 years after the effective date of the Plan. Under the Plan, Awards outstanding as of such date shall not be affected or impaired by the termination of the Plan. The Committee may amend, alter, or discontinue the Plan, but no amendment, alteration or discontinuation shall be made which would impair the rights of an optionee under a Stock Option or a recipient of a Stock Appreciation Right, Restricted Stock Award or Performance Unit Award theretofore granted without the optionees or recipient's consent, except such an amendment made to cause the Plan to qualify for the exemption provided by Rule 16b-3. In addition, no such amendment shall be made without the approval of the Corporation's shareholders to the extent such approval is required by law or agreement. The Committee may amend the terms of any Stock Option or other Award theretofore granted, prospectively or retroactively, but no such amendment shall impair the rights of any holder without the holder's consent except such an amendment made to cause the Plan or Award to qualify for the exemption provided by Rule 16b-3. Subject to the above provisions, the Committee shall have authority to amend the Plan to take into account changes in law and tax and accounting rules, as well as other developments and to grant Awards which qualify for beneficial treatment under such rules without shareholder approval.

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

(j) The Plan and all Awards made and actions taken thereunder shall be governed by and construed in accordance with the laws of the State of Delaware, without reference to principles of conflict of laws.

         Section 15. Effective Date of Plan. The Plan shall be effective as of the date it is approved by the affirmative votes of the holders of a majority of the Common Stock present, or represented, and entitled to vote at a meeting duly held in accordance with the applicable laws of the State of Delaware (provided, that the total vote cast represents 50% of the voting power of all the shares of Common Stock entitled to vote).








 Exhibit 10(c)

                         HARNISCHFEGER INDUSTRIES, INC.

                            EXECUTIVE INCENTIVE PLAN
                  (as amended and restated September 12, 1998)

     1. Purpose. Harnischfeger Industries, Inc. Executive Incentive Plan (the "Plan") was established by Harnischfeger Industries, Inc. (the "Company") effective as of October 30, 1990 to provide as an incentive the possibility of payment of additional compensation to or on behalf of the key officers of the Company and its subsidiaries who contribute materially to the success and profitability of the Company and who become participants in the Plan. 2. Administration. The Plan will be administered by a committee of two or more directors constituted to comply with the Non-Employee Director requirements of Rule 16b-3 promulgated pursuant to the Securities Exchange Act of 1934 as amended and Securities Exchange Commission interpretations thereunder (the "Committee"), which Committee from time to time may delegate the performance of certain of its ministerial duties under the Plan, such as the keeping of records and participants' accounts, to such person or persons as it may select. The Plan shall be administered on the basis of a plan year (the "Plan Year") which coincides with the fiscal year of the Company, which currently is the 12-month period beginning on November 1 and ending on the next following October 31. The Company shall pay the cost of Plan administration. The Committee shall have the power, right and duty to interpret the provisions of the Plan and may from time to time adopt rules with respect to the administration of the Plan and the determination and distribution of benefits under the Plan, and may amend any and all rules previously established. Any decision made by the Committee in good faith in connection with its administration of or responsibilities under the Plan, including the interpretation of any provision of the Plan, the application of any rule established under the Plan, any determination as to the officers eligible to participate in the Plan for any Plan Year, the amount allocated to each for any Plan Year and the manner, conditions and terms of payment of such amount, shall be conclusive on all persons.

     3. Participation: Prior to October 1 of each Plan Year, the Committee shall select those executives who will be participants in the Plan for the following Plan Year. The inclusion or selection of any executive as a participant in the Plan (a "Participant") for any Plan Year shall not require the inclusion or selection of such person as a Participant for any subsequent Plan Year, or, if such person is subsequently so included or selected, shall not require the same benefit provided the Participant under the Plan for an earlier Plan Year be provided such Participant for the subsequent Plan Year.

     4. Performance Goals. On or after September 15 of each Plan Year, the Chief Executive Officer of the Company shall recommend to the Committee performance goals for the Company and each of its divisions and subsidiaries for the following Plan Year. Prior to October 15 of each Plan Year, the Committee shall either approve the Chief Executive Officer's recommended performance goals for the following Plan Year, or in the Committee's sole discretion, shall establish the performance goals for that Plan Year at such levels as it considers appropriate. The Committee shall also establish, by October 15 of each Plan Year, threshold performance levels for the year for the Company and each of its divisions and subsidiaries, over and under performance levels and percentages for the year for the Company and each of its divisions and subsidiaries, and other features of the incentive compensation program for the following Plan Year. If the business unit fails to meet the established threshold performance level for a Plan Year, no amount will be awarded to Participants in that business unit's Plan for that year.

     5. Target Incentive Percentage. As of the date that the Committee determines the executives who shall be eligible to participate in the Plan for a Plan Year, the Committee also shall establish with respect to each Participant a "target incentive percentage", which percentage shall be based upon the appropriate performance goals referred to in Section 4 as well as the Participant's responsibility level as determined by the Committee. For each Plan Year that the threshold performance level has been achieved, the target incentive percentage for each Participant (adjusted for any under or over performance or other features of the incentive compensation program as provided in Section 4) shall be multiplied by his base salary earned in the fiscal year. The resulting amount with respect to each Participant for a Plan Year is his "Incentive Award" for that year.

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

     7. Election of Stock in Lieu of Pay. Each Participant (other than a Non-Consenting Participant, as hereinafter defined) shall have the right to elect to have up to 100% of the Incentive Award payable to such Participant in accordance with Section 6 hereof reflected as shares of the Company's common stock ("Stock") in a bookkeeping account maintained in the
     Participant's name (the AAccount@) subject to the terms hereinafter set forth:

(a) A Participant in the Plan for any Plan Year may by written notice filed with the Company before the beginning of such Plan Year elect to have up to 100% of his Incentive Award for that Plan Year reflected in his Account as an equivalent number of shares of Stock. Such election shall be irrevocable.

(b) Each electing Participant's Account shall be credited to reflect shares of Stock equal to the number (rounded to the nearest integer) derived by dividing seventy five percent (75%) of the average closing price of the Stock on the New York Stock Exchange Composite Tape for the month of December immediately following end of the Plan Year into the amount of Incentive Award that such Participant has elected to have reflected in his Account as Stock. The Company shall deliver to the Harnischfeger Industries Deferred Compensation Trust (the ARabbi Trust@) shares of Stock equal in number to the shares credited to the Accounts of all Participants who make an election under this Section 7. Shares transferred to the Rabbi Trust shall be registered by the Company in the name of the Rabbi Trust. The Company may direct the trustee of the Rabbi Trust (the "Trustee") to use for this purpose shares of Stock previously delivered by the Company to the Rabbi Trust to the extent the assets of the Rabbi Trust exceed the Company's aggregate obligation under all Plans associated with the Rabbi Trust. The aforesaid calculation and stock transfer shall take place as soon as practical after the January 1 immediately following the end of each such Plan Year beginning with the Plan Year ending October 31, 1990. The Stock transferred to the Rabbi Trust pursuant hereto may at the Company's option be acquired through open market purchases or may be either treasury shares or newly issued shares provided that any treasury or newly issued shares are duly registered pursuant to applicable federal and state securities laws and stock exchange regulations. Although the Company intends to exert its best efforts so that the shares transferred to the Rabbi Trust or distributed to Participants hereunder will be registered under, or exempt from the registration requirements of, the Securities Act of 1933 (the "Securities Act") and any applicable state securities laws, if the allocation or distribution would otherwise result in the violation by the Company of any provision of the Securities Act or of any state securities law, the Company may require that such allocation or distribution be deferred until the Company has taken appropriate action to avoid any such violation.

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

(e) Participants as of September 12, 1998, who consent to the 1998 Amendments (as herein defined) in the manner specified by the Company shall be known as AConsenting Participants@ and Participants as of September 12, 1998 who do not consent to the 1998 Amendments in the manner specified by the Company shall be known as ANon-Consenting Participants@. Notwithstanding
     Section 7(d), shares of Stock equal in number to the shares credited to a Consenting Participant's Account, less the number of shares the Committee determines are required for purposes of complying with tax withholding provisions, shall be distributed to such Consenting Participant (or to such Consenting Participant's beneficiary in the event of such Consenting Participant's death) on a date between September 30, 1998 and December 30, 1998, as determined by the Management Policy Committee of the Company. The amendments to the Plan adopted by the Committee on September 12, 1998, eliminating rights to receive distributions in other than Stock and providing for the distribution during 1998 of accounts to Consenting Participants shall be know as the A1998 Amendments@. During the first ten
     (10) days following a Non-Consenting Participant's termination of employment, the Non-Consenting Participant (or the Non-Consenting Participant's beneficiary in the event of the Non-Consenting Participant's death) shall have the right to elect to have the Non-Consenting Participant's benefit distributed in cash, Stock or a combination of cash and Stock. Upon receipt of a written request from a Non-Consenting Participant that a part or all of the distribution be made in cash, the Company shall credit such Non-Consenting Participant's Account with an amount (the "Cash Portion") equal to the product of the number of shares of Stock then credited to such Non-Consenting Participant's Account necessary to comply with the request (the "Diversified Shares") and the closing price of the Stock on the New York Stock Exchange Composite Tape as of the date the request is received by the Company. Thereafter, such Non-Consenting Participant's Account shall be kept as if the Cash Portion were invested in cash, cash equivalents, mutual funds or marketable securities as directed by the Committee from time to time and as if the Diversified Shares had been sold.

(f) Notwithstanding anything else in this Plan to the contrary, promptly (but not later than fifteen (15) days) following a "Change in Control" of the Company (as defined in the Rabbi Trust), (A) shares of Stock equal in number to the shares credited to a Consenting Participant's Account shall be distributed to such Consenting Participant in lieu of any distributions described in Sections 7(e) and 7(d); and (B) an amount of cash equal to (i) the number of shares of Stock credited to each Non-Consenting Participant's Account (ii) multiplied by the Change in Control Price as defined below shall be paid by the Company to each Non-Consenting Participant in lieu of any distribution described in Section 7 (d) or payment/distribution described in Section 7(). If the Company chooses not to make such payment directly to a Non-Consenting Participant or Participants, the Company shall within such fifteen (15) day period purchase for cash, at the Change in Control Price, from the Rabbi Trust a sufficient number of shares of Stock to provide the full cash payment and the Trustee is directed to sell such shares upon such terms. As used herein, "Change in Control Price" means the higher of (i) the highest reported sales price, regular way, of a share of Stock in any transaction reported on the New York Stock Exchange Composite Tape or other national securities exchange on which such shares are listed or on NASDAQ, as applicable, during the sixty (60)-day period prior to and including the date of a Change in Control and (ii) if the Change in Control is the result of a tender or exchange offer or a Business Combination (as defined in the Rabbi Trust), the highest price per share of Stock paid in such tender or exchange offer or Business Combination. To the extent that the consideration paid in any such transaction described above consists all or in part of securities or other non-cash consideration, the value of such securities or other non-cash consideration shall be determined by the Incumbent Board (as defined in the Rabbi Trust).

(g) In the event that the Committee determines that the laws of a country in which a Participant resides make it impracticable for the Participant to participate in the Plan, the election of having his Incentive Award reflected as Stock in lieu of pay pursuant to this Section 7 shall not be available to such Participant. However, at the discretion of the Committee, the Participant may be placed in another plan (the AOther Plan@) which will provide deferred compensation in the same manner and amounts as would have been provided under this Plan except that the Other Plan will not be in any way associated with the Rabbi Trust. Notwithstanding the foregoing, in the event of a Change in Control, the Participant's benefit under the Other Plan shall be distributed in cash to the Participant in a manner similar to that described in Section 7(f) above.

(h) Participants shall not be eligible to elect to receive Stock in lieu of pay pursuant to this Section 7 for a period of twelve (12) months following the receipt of a hardship distribution from any cash or deferred compensation plan of the Company maintained pursuant to Section 401(k) of the Internal Revenue Code.

8. Designation of Beneficiaries. Each Participant from time to time may name any person or persons (who may be named concurrently, contingently or successively) to whom his benefits under the Plan are to be paid if he dies before he receives his Incentive Award or the proceeds of his Rabbi Trust account. Each such beneficiary designation will revoke all prior designations by the Participant, shall not require the consent of any previously named beneficiary, shall be in a form prescribed by the Committee, and will be effective only when filed with the Committee during the Participant's lifetime. If a Participant fails to designate a beneficiary before his death, the beneficiary shall be the Participant's estate.

9. General. No Participant or other person shall have any right, title or interest in any amount awarded under this Plan prior to the payment thereof to such person or in any property of the Company. Neither the establishment nor continuance of this Plan shall affect or enlarge the employment rights of any Participant or constitute a contract of employment with any Participant. Neither the Company nor any Committee member shall be personally liable for any act done or omitted to be done in good faith in the administration of the Plan. Except as provided in Section 7 hereof, nothing herein shall require the Company to segregate or set aside any funds or other property for the purpose of paying any amounts, the payment of which has been deferred under the Plan.

10. Facility of Payment. When a person entitled to benefits under the Plan is under legal disability, or, in the Committee's opinion, is in any way incapacitated so as to be unable to manage his affairs, the Committee may direct the payment of benefits to such person's legal representative, or to a relative or friend of such person for such person's benefit, or the Committee may direct the application of such benefits for the benefit of such person. Any payments made in accordance with the preceding sentence shall be a full and complete discharge of any liability for such payment under the Plan.

11. Withholding for Taxes. Notwithstanding any other provision of the Plan, the Committee may on behalf of the Participant withhold or direct the Trustee to withhold from any payment to be made under the Plan, whether in the form of cash or shares of Stock, such amount or amounts as may be required for purposes of complying with appropriate federal, state or foreign tax withholding provisions. Subject to the discretion of the Committee, no distribution will be made to the Participant until all tax withholding obligations have been satisfied.

12. Benefit Statements. The Company shall provide statements of account to Participants on a periodic basis but not less than annually in such form and at such time as it deems appropriate.

13. Amendment and Termination. Because unforeseen circumstances may make it undesirable to continue the Plan in any form, or to continue it without change, the Committee must necessarily reserve and hereby has reserved the right to amend the Plan from time to time and to terminate the Plan at any time, except that no such amendment or any termination of the Plan shall change the terms and conditions of payment of any Incentive Award theretofore awarded to a Participant without the consent of the Participant concerned, nor shall any termination of the Plan eliminate any obligations of the Company which theretofore shall have arisen under the Plan.

16. Controlling Law. The laws of Wisconsin shall be controlling in all matters relating to the Plan.

17. Gender and Number. Where the context admits, words in the masculine gender shall include the feminine and neuter genders, the plural shall include the singular and the singular shall include the plural.











Exhibit 10(d)


                         HARNISCHFEGER INDUSTRIES, INC.

                 LONG-TERM COMPENSATION PLAN FOR KEY EXECUTIVES
                  (as amended and restated September 12, 1998)

1. Purpose. The Harnischfeger  Industries,  Inc. Long-Term Compensation Plan for
Key Executives (the "Plan"), established effective as of September 8, 1997 by Harnischfeger Industries, Inc. (the "Company"), is intended to provide certain key officers of the Company a one-time grant of long-term compensation
incentives   directly   linked  to  achieving  high   performance   for  Company
shareholders.

2. Administration. The Plan will be administered by the Human Resources Committee of the Board of Directors of the Company or such other committee of two or more directors constituted to comply with the Non-Employee Director requirements of Rule 16b-3 promulgated pursuant to the Securities Exchange Act of 1934 as amended and Securities Exchange Commission interpretations thereunder as the Board of Directors may designate from time to time (the "Committee"), which Committee from time to time may delegate the performance of certain of its ministerial duties under the Plan, such as the keeping of records and participants' accounts, to such person or persons as it may select.

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

3. Participation. Each executive of the Company listed on Schedule I shall be a participant in the Plan (a "Participant").

4. Shares. The total number of shares of the Company's common stock ("Stock") (other than Dividend Shares (as defined below) and Stock awarded through the reinvestment of cash distributions as provided in paragraph 6(b) hereof) on which the value of a Participant's award under the Plan is based (the "Total Share Award") is listed on Schedule I. As share awards are earned by a Participant pursuant to Section 6, a bookkeeping account maintained on behalf of the Participant (the "Account") shall be credited to reflect the earned awards.

5. Stock Price Targets. The Stock prices at which awards are made under the Plan (the "Stock Price Targets") and corresponding proportions of Total Share Awards to be granted under the Plan (the AProportion of Total Share Award") for each Plan Year are listed on Schedule II. The Stock prices at which awards are made upon a "Trigger Event" (as defined in Section 18) under the Plan (the "Trigger Event Stock Price Targets"), and the corresponding proportions of Total Share Awards to be earned under the Plan (the "Trigger Event Proportion of Total Share Award") are listed on Schedule III.

6. Awards. If at any time during a Plan Year the average closing price of the Stock on the New York Stock Exchange Composite Tape for twenty (20) consecutive trading days equals or exceeds a Stock Price Target for such Plan Year, each Participant who is then employed by the Company shall earn (for purposes of crediting the Participant's Account (i) an amount measured by a number of shares of Stock (a "Stock Award") which together with all previous Stock Awards equals the Total Share Award for such Participant multiplied by the Proportion of Total Share Award corresponding to such Stock Price Target and (ii) an additional amount (the "Dividend Shares") equal to the number of shares of Stock (rounded to the nearest whole number of shares) that would have been credited to the Participant's Account as the result of the reinvestment of cash distributions in the manner and at the prices specified in paragraph 6(b) below had such Stock Award been made on September 8, 1997. Any Participant whose employment with the Company terminates for any reason prior to September 8, 2002 shall not be eligible for additional Stock Awards under the Plan following the date of such termination of employment. Except as provided herein, on the date a Participant earns a Stock Award, the Company shall deliver into the Harnischfeger Industries Deferred Compensation Trust ("Rabbi Trust") a number of shares of Stock equal to the Stock Award and Dividend Shares corresponding to such Stock Award to be held under the terms of the Rabbi Trust subject to the terms hereinafter set forth:

(a) Shares of Stock required to be delivered to the Rabbi Trust by the Company shall be registered by the Company in the name of the Rabbi Trust, provided, however, that the Company may direct the trustee of the Rabbi Trust (the "Trustee") to use for this purpose shares of Stock previously delivered by the Company to the Rabbi Trust to the extent shares held in the Rabbi Trust exceed the Company's aggregate obligations under all plans covered by the Rabbi Trust. The Stock transferred to the Rabbi Trust hereunder may at the Company's option be acquired through open market purchases or may be treasury shares provided that any such shares are duly registered or exempted from registration pursuant to applicable federal and state securities laws. Although the Company intends to exert its best efforts so that the shares transferred to the Rabbi Trust or distributed to Participants or their beneficiaries hereunder will be registered under, or exempt from the registration requirements of, the Securities Act of 1933 (the "Securities Act") and any applicable state securities laws, if the allocation or distribution would otherwise result in the violation by the Company of any provision of the Securities Act or of any state securities law, the Company may require that such transfer or distribution be deferred until the Company has taken appropriate action to avoid any such violation.

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

(c) Stock equal to the number of shares credited to a Participant's Account shall be distributed to him (or to his beneficiary in the event of his death) promptly (but not sooner than fifteen (15) days) following his termination of employment with the Company and its subsidiaries
     ("termination of employment"); provided, however, that a Participant may upon written notice to the Committee given at least one year prior to his termination of employment, elect an annual distribution of such Stock over a period of time of up to ten (10) years (e.g. if a ten year election, one tenth of the balance at the time of the first distribution, one ninth of the balance at the time of the second distribution, etc.) and provided further that a Participant may upon written notice to the Committee given at least one year prior to his termination of employment elect to delay until the next calendar year following his termination of employment either the distribution of or, if the Participant has elected annual distributions over a period of time, the initial distribution from his Account. During the first ten (10) days following a Participant's termination of employment, the Participant (or the Participant's beneficiary in the event of the Participant's death) shall have the right to elect to receive payment hereunder in cash, Stock or a combination of cash and Stock. Upon receipt of a written request from a Participant that a part or all of the distribution be made in cash, the Company shall direct the Trustee to credit such Participant's Account with an amount (the "Cash Portion") equal to the product of the number of shares of Stock then credited to
     Participant's Account necessary to comply with the request (the "Diversified Shares") and the closing price of the Stock on the New York Stock Exchange Composite Tape as of the date the request is received by the Company. Thereafter, the Trustee shall adjust such Participant's Account as if the Cash Portion were invested in cash, cash equivalents, mutual funds or marketable securities as directed by the Committee from time to time and as if the Diversified Shares had been sold.

(d) Except as provided in Section 17, notwithstanding the foregoing, promptly (but not later than fifteen (15) days) following a "Change in Control" of the Company, an amount of cash equal to (i) the number of shares of Stock credited to each Participant's Account, (ii) multiplied by the Change in Control Price as defined below shall be paid by the Company to each Participant in lieu of any payment described in Section 6(c). If the Company chooses not to make such payment directly to a Participant or Participants, the Company shall within such fifteen (15) day period purchase for cash, at the Change in Control Price, from the Rabbi Trust a sufficient number of shares of Stock to provide the full cash payment and the Trustee is directed to sell such shares upon such terms. As used herein, "Change in Control Price" means the highest of (i) $25.00, and (ii) the highest reported sales price, regular way, of a share of Stock in any transaction reported on the New York Stock Exchange Composite Tape or other national securities exchange on which such shares are listed or on NASDAQ, as applicable, during the sixty (60)-day period prior to and including the date of a Change in Control, and (iii) if the Change in Control is the result of a tender or exchange offer or a Business Combination (as defined in the Section 19(c)), the highest price per share of Stock paid in such tender or exchange offer or Business Combination. To the extent that the consideration paid in any such transaction described above consists all or in part of securities or other non-cash consideration, the value of such securities or other non-cash consideration shall be determined by the Incumbent Board (as defined in the Rabbi Trust).

7. Designation of Beneficiaries. Each Participant from time to time may name any person or persons (who may be named concurrently, contingently or successively) to whom his benefits under the Plan are to be paid if he dies before he receives his full benefits hereunder. Each such beneficiary designation will revoke all prior designations by the Participant, shall not require the consent of any previously named beneficiary, shall be in a form prescribed by the Committee, and will be effective only when filed with the Committee during the Participant's lifetime. If a Participant fails to designate a beneficiary before his death, the beneficiary shall be the Participant's estate.

8. General. No Participant or other person shall have any right, title or interest in any property of the Company as a result of an award under the Plan. No rights or interests of Participants under this Plan shall be assignable either voluntarily or involuntarily nor shall the establishment nor continuance of this Plan affect or enlarge the employment rights of any Participant or constitute a contract of employment with any Participant. No Committee member shall be personally liable for any act done or omitted to be done in good faith in the administration of the Plan. Except as provided in Section 6 hereof, nothing herein shall require the Company to segregate or set aside any funds or other property for the purpose of paying any amounts, the payment of which has been deferred under the Plan.

9. Facility of Payment. When a person entitled to benefits under the Plan is under legal disability, or, in the Committee's opinion, is in any way incapacitated so as to be unable to manage his affairs, the Committee may direct the payment of benefits to such person's legal representative, or to a relative or friend of such person for such person's benefit, or the Committee may direct the application of such benefits for the benefit of such person. Any payments made in accordance with the preceding sentence shall be a full and complete discharge of any liability for such payment under the Plan.

10. Withholding for Taxes. Notwithstanding any other provision of the Plan, the Committee may on behalf of the Participant withhold or direct the Trustee to withhold from any payment to be made under the Plan, whether in the form of cash or shares of Stock, such amount or amounts as may be required for purposes of complying with appropriate federal, state or foreign tax withholding provisions. Subject to the discretion of the Committee, no distribution will be made to the Participant until all tax withholding obligations have been satisfied.

11. Benefit Statements. The Company shall provide statements of their Accounts to Participants on a periodic basis but not less than annually in such form and at such time as it deems appropriate.

12. Amendment and Termination. The Company may not amend or terminate the Plan without the express written consent of each Participant who is affected by such amendment or termination.

13. Controlling Law. The laws of Wisconsin shall be controlling in all matters relating to the Plan.

14. Gender and Number. Where the context admits, words in the masculine gender shall include the feminine and neuter genders, the plural shall include the singular and the singular shall include the plural.

15. Gross-Up Payments. Subject to Participants complying with the requirements of this Section 15, in the event it shall be determined that any payment or distribution under the Plan to or for the benefit of a Participant, determined without regard to any additional payments required by this first paragraph of this Section 15 (a "Payment"), would be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") or any interest or penalties are incurred by a Participant with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Participant shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Participant of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest or penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Participant retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

         Subject to the provisions of the third paragraph of this Section 15, all determinations required to be made under this Section 15, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by PricewaterhouseCoopers LLP or any successor thereto (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and Participants within thirty (30) business days of the receipt of notice from a Participant that there has been a Payment, or such earlier time as is requested by the Company. All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payments, as determined pursuant to this Section 15, shall be paid by the Company to Participants within five days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and Participants. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to the third paragraph of this Section 15 and the Participant thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Participant.

         Participants shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of a Gross-Up Payment. Such notification shall be given as soon as practicable but no later than thirty (30) business days after the Participant is informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The Participant shall not pay such claim prior to the expiration of the thirty
(30)-day period following the date on which it gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Participant in writing prior to the expiration of such period that it desires to contest such claim, the Participant shall: (i) give the Company any information reasonably requested by the Company relating to such claim; (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company; (iii) cooperate with the Company in good faith in order effectively to contest such claim; and (iv) permit the Company to participate in any proceedings relating to such claim; provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Participant harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this third paragraph of Section 15, the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Participant to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Participant shall prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Participant to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Participant, on an interest-free basis and shall indemnify and hold the Participant harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Participant with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Participant shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

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

16. Capitalization Adjustment. In the event of any change in corporate capitalization, such as a stock split or a corporate transaction, such as any merger, consolidation, separation, including a spin-off, or other distribution of stock or property (without regard to the payment of any cash dividends by the Company in the ordinary course) of the Company, any reorganization (whether or not such reorganization comes within the defini tion of such term in Section 368 of the Code) or any partial or complete liquidation of the Company, the Committee shall make such substitution or adjustments in the aggregate number and kind of Total Share Awards under the Plan, in the Stock Price Targets (including Trigger Event Stock Price Targets) of Total Share Awards, and in the number and kind of shares subject to Total Share Awards granted under the Plan, and such other equitable substitution or adjustments as is appropriate to preserve the value of Total Share Awards; provided, however, that the number of shares subject to any Award shall always be a whole number.

17. Trigger Event Payments. Notwithstanding anything in this Plan to the contrary, in the event of the occurrence of a "Trigger Event" (as defined below) with respect to a Participant on or prior to September 8, 2000, a Participant will earn (i) a Stock Award which together with all previous Stock Awards equals
(a) the Total Share Award, multiplied by (b) the Trigger Event Proportion of Total Share Award corresponding to the Trigger Event Stock Price Target equal to
(1) the Change in Control Price, in the event of a Trigger Event under Section 18(a) or (2) the closing price of the Stock on the New York Stock Exchange Composite Tape on the last trading date for the Stock immediately preceding the date on which the Trigger Event occurs, in the event of a Trigger Event under
Section 18(b) and (ii) an additional amount equal to the number of additional shares of Stock (rounded to the nearest whole number of shares) that would have been received by the Participant as a result of the reinvestment of cash distributions in the manner and at the prices described in paragraph 6(b), had such Stock Award been made and the underlying shares of Stock been held by the Participant from September 8, 1997. For purposes of clause (b) (2) above, in the event the closing price of the Stock is below $25.00, no payment shall be made with respect to such Trigger Event. Upon a Trigger Event with respect to a Participant, an amount of cash equal to the number of shares of Stock earned pursuant to the Trigger Event, multiplied by (x) the Change in Control Price, in the event of a Trigger Event under Section 18(a) or (y) the closing price of the Stock on the New York Stock Exchange Composite Tape on the last trading date for the Stock immediately preceding the date on which the Trigger Event occurs, in the event of a Trigger Event under Section 18(b) and shall be distributed to the Participant (or to his beneficiary in the event of his death following the Trigger Event) promptly (but no later than five (5) days) following the Trigger Event.

18. Trigger Event Defined. For purposes of this Plan, a "Trigger Event" shall mean either: (a) with respect to all Participants, a Change in Control of the Company, or (b) with respect to any individual Participant, the involuntary termination of such Participant's employment by the Company (other than for "Cause" or "Disability"), or such Participant's termination of employment for "Good Reason." Once a Trigger Event occurs with respect to a Participant, no further Stock Awards may be earned by such Participant hereunder.

19. Change in Control Defined. For purposes of this Plan, "Change in Control" means:

(a) The acquisition by an individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 15% or more of either (i) the then outstanding shares of Stock (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change in Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or
     (iv) any acquisition  pursuant to a transaction which complies with clauses
     (i), (ii) and (iii) of subsection (c) of this Section 19; or

(b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(c) Consummation by the Company of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of assets of another entity (a "Business Combination"), in each case, unless, following such Business Combination,
     (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 15% or more of, respectively, the then outstanding share of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

(d) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

20. Disability Defined. For purposes of this Plan, "Disability," with respect to a Participant, means that (i) the Participant has been unable, for a period of 180 consecutive business days, to perform the Participant's duties of employment, as a result of physical or mental illness or injury, and (ii) a physician selected by the Company or its insurers, and acceptable to the Participant or the Participant's legal representative, has determined that the Participant's incapacity is total and permanent. A termination of the Participant's employment by the Company for Disability shall be communicated to the Participant by written notice, and shall be effective on the 30th day after receipt of such notice by the Participant (the "Disability Effective Date"), unless the Participant returns to full-time performance of the Participant's duties before the Disability Effective Date.

21. Cause Defined. For purposes of this Plan, "Cause," with respect to a Participant means:

(a) the willful and continued failure of the Participant substantially to perform the Participant's duties of employment (other than as a result of physical or mental illness or injury), after the Board of Directors of the Company or the Chief Executive Officer of the Company delivers to the Participant a written demand for substantial performance that specifically identifies the manner in which the Board or the Chief Executive Officer believes that the Participant has not substantially performed the Participant's duties of employment; or

(b) willful illegal conduct or gross misconduct by the Participant, that results in material and demonstrable damage to the business or reputation of the Company or its subsidiaries; or

(c) the Executive's conviction of, or plea of guilty or nolo contendere to, a felony. No act or failure to act on the part of the Participant shall be considered "willful" unless it is done, or omitted to be done, by the Participant in bad faith or without reasonable belief that the Participant's action or omission was in the best interests of the Company. Any act or failure to act that is based upon authority given pursuant to a resolution duly adopted by the Board, the instruction of the Chief Executive Officer or a senior officer of the Company, or the advice of counsel for the Company, shall be conclusively presumed to be done, or omitted to be done, by the Participant in good faith and in the best interests of the Company.

22. Good Reason Defined. For purposes of this Plan, "Good Reason" means, with respect to a Participant, without the Participant's express written consent:

(a) the assignment to the Participant of any duties inconsistent in any material and adverse respect with the duties assigned to the Participant by the Company as of July 17, 1998, or any other action by the Company that results in a material diminution in the Participant's position, authority, duties or responsibilities from those held, exercised and/or assigned to the Participant as of July 17, 1998, other than an isolated, insubstantial and inadvertent action that is not taken in bad faith and is remedied by the Company promptly after receipt of notice thereof from the Participant; or

(b) any reduction in the Participant's base salary or a material reduction in the Participant's bonus opportunity or other material employee benefits from the levels in effect as of July 17, 1998, other than (i) an isolated, insubstantial and inadvertent action that is not taken in bad faith and is remedied by the Company promptly after receipt of notice thereof from the Participant, (ii) any modification to the Company's employee benefits in conjunction with establishment of a substitute or replacement employee benefit plan providing substantially similar employee benefits, or (iii) the Company's modifications to its retiree medical programs; or

(c) any requirement by the Company that the Participant's services be rendered primarily at a location or locations more than 35 miles from the Participant's employment location as of July 17, 1998, other than for reasonable travel obligations in connection with the Participant's duties of employment.









Exhibit 10(e)
                         HARNISCHFEGER INDUSTRIES, INC.

                 SUPPLEMENTAL RETIREMENT AND STOCK FUNDING PLAN
                  (as amended and restated September 12, 1998)

SECTION 1:                 Introduction

         1.1 The Plan and its Effective Date. Harnischfeger Industries, Inc. Supplemental Retirement and Stock Funding Plan (the "Supplemental Plan") is the amendment and restatement effective as of October 1, 1990 of the plan that was originally established by Harnischfeger Industries, Inc., a Delaware corporation (the "Company"), effective March 1, 1987 as the Harnischfeger Industries, Inc. Supplemental Retirement Plan.

         1.2 Purpose. The Company maintains a Harnischfeger Salaried Employees' Retirement Plan (the "Retirement Plan"), which is intended to meet the requirements of a "qualified plan" under the Internal Revenue Code of 1986, as amended (the "Code").

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


SECTION 2:                 Participation and Benefits

         2.1 Eligibility for Benefits Related to Retirement Plan. Subject to the conditions and limitations hereof, if a participant in the Retirement Plan (i) has been granted credit for prior service or elected to defer compensation which may not be taken into account under the Retirement Plan because of applicable nondiscrimination or other rules, or (ii) has accrued a vested pension benefit under the Retirement Plan (or would have accrued a vested benefit if his prior service were taken into account), and such benefit has been limited as a result of the maximum benefit limitations imposed by Sections 401(a)(17) and 415 of the Code, he shall be a participant ("Participant") in this Supplemental Plan and shall be entitled to receive under this Supplemental Plan the portion of his benefits under the Retirement Plan, determined without regard to the limitations on the inclusions of prior service or deferred compensation or the maximum benefit limitations therein, which exceeds the benefits payable to him under the Retirement Plan after applying such limitations. If a Participant was employed by another "Harnischfeger Company", as defined in the Retirement Plan, and such other company also maintains a supplemental plan covering the Participant, the benefits hereunder and under such other plan shall be limited so as to not be duplicative and the Participant's benefits hereunder and under such other plan shall be paid by the Company and such other Harnischfeger Company in such proportions as the Company shall determine. The term "Company" as hereinafter used shall be deemed to include a reference to each such other Harnischfeger Company.

         2.2 Payment of Benefits. Except to the extent a Participant becomes entitled to receive Company common stock ("Stock") as provided in Section 3, his benefits under this Supplemental Plan shall be paid to him, or in the event of his death to his beneficiary, at the same time and in the same manner as his pension benefits under the Retirement Plan.


         2.3 Funding. Benefits payable under this Supplemental Plan to a Participant or his beneficiary shall be paid directly by the Company or at its discretion through Harnischfeger Industries Deferred Compensation Trust ("Rabbi Trust"), a grantor trust established by the Company. Prior to a "Change in Control" of the Company (as hereinafter defined), the Company shall not be required (but may do so in its discretion) to place assets in the Rabbi Trust that may be used to provide any benefits under this

Supplemental Plan, except that shares of Stock shall be issued and transferred to the Rabbi Trust as provided in Section 3.2 and 3.3. Notwithstanding the above, the Company intends for this Supplemental Plan to constitute an unfunded, unsecured promise to pay future benefits.


SECTION 3:                 Conversion of Benefits into Common Stock

         3.1 Eligible Stock Participant. As used herein, the term "Eligible Stock Participant" means each Participant who is an active senior executive of the Company as of October 1, 1990 (and each Participant designated from time to time hereafter by the Committee, as defined in Section 4.1 hereof) whose accrued benefits as of October 1, 1990 under this Supplemental Plan equals or exceeds a monthly normal retirement annuity of $1,000 per month. Eligible Stock Participants as of September 12, 1998, who consent to the 1998 Amendments (as herein defined) in the manner specified by the Company and Participants who are designated by the Committee as Eligible Stock Participants after September 12, 1998, shall be known as AConsenting Eligible Stock Participants@. Eligible Stock Participants as of September 12, 1998, who do not consent to the 1998 Amendments in the manner specified by the Company shall be known as ANon-Consenting
Eligible Stock Participants@. The amendments to the Plan adopted by the Committee on September 12, 1998, eliminating rights to receive distributions in other than Stock and providing for the distribution during 1998 of accounts to Consenting Eligible Stock Participants shall be know as the A1998 Amendments@.

         3.2 Initial Stock Funding. Each Eligible Stock Participant shall have the right to elect to have all benefits payable under this Supplemental Plan reflected, on the terms hereinafter set forth, as shares of Stock in a bookkeeping account maintained in the Participant's name (the AAccount@). The present value of each such electing Participant's prospective supplemental pension benefits shall be calculated as of October 1, 1990 using the most recent assumptions adopted by the Company for purposes of calculating the actuarial present value of the Company's pension obligations, provided, however, that the discount rate used herein shall be one half percent less than the discount rate used in such assumptions. An amount equal to the number of shares of Stock (rounded to the nearest integer) derived by dividing the average closing price for the Company's common stock reflected on the New York Stock Exchange Composite Tape for the month of September, 1990 into the aforesaid present value shall be credited to the Participant's Account. The Company shall deliver into the Rabbi Trust a number of shares of Stock equal to the amount reflected in all electing Eligible Stock Participants' Accounts hereunder, and the Company shall register such shares in the name of the trustee of the Rabbi Trust (the "Trustee"). The aforesaid calculation and Stock transfer shall take place as soon as is practicable after October 1, 1990. The shares transferred to the Rabbi Trust pursuant to Section 3.2 or 3.3 may be either treasury shares or newly issued shares provided any treasury or newly issued shares are duly registered pursuant to applicable federal and state securities, and stock exchange, regulations. Although the Company intends to exert its best efforts so that the shares transferred to the Rabbi Trust or distributed to Participants hereunder will be registered under, or exempt from the registration requirements of, the

Securities Act of 1933 (the "Securities Act") and any applicable state securities laws, if the allocation or distribution would otherwise result in the violation by the Company of any provision of the Securities Act or of any state securities law, the Company may require that such transfer or distribution be deferred until the Company has taken appropriate action to avoid any such violation.

         3.3 Subsequent Stock Funding. As soon as practicable after November 1st of each year (beginning with November of 1991), the present value of each Eligible Stock Participant's prospective supplemental pension benefits payable hereunder shall be calculated as of such November 1st using the then current assumptions adopted by the Company for purposes of calculating the actuarial present value of the Company's pension obligations, provided that the discount rate used for purposes of such calculation shall be one half percent less than the rate used in such assumptions. Each Eligible Stock Participant's Account shall be credited with an amount equal to the number of shares of the Company's common stock (rounded to the nearest integer) derived by dividing the average closing price of the Company's common stock on the New York Stock Exchange Composite Tape for the immediately following month of December into the difference between the aforesaid present value and the amount of the present value calculated for the immediately preceding year pursuant to the terms of this Supplemental Plan (if no previous calculation has been made, a zero value shall be used for the previous calculation). A number of shares of Stock equal to the amount reflected in all Eligible Stock Participant's Accounts shall be registered by the Company in the name of the Trustee and delivered to the Rabbi Trust (if adequate shares or other consideration have not theretofore been delivered by the Company to the Rabbi Trust). Stock transferred by the Company to the Rabbi Trust pursuant hereto may at the Company's option be acquired through open market purchases or may be either treasury shares or newly issued shares provided that any treasury or newly issued shares are duly registered pursuant to applicable federal and state securities laws and stock exchange regulations. Although the Company intends to exert its best efforts so that the shares transferred to the Rabbi Trust or distributed to Participants hereunder will be registered under, or exempt from the registration requirements of, the Securities Act and any applicable state securities laws, if the allocation or distribution would otherwise result in the violation by the Company of any provision of the Securities Act or of any state securities law, the Company may require that such transfer or distribution be deferred until the Company has taken appropriate action to avoid any such violation.

         3.4 Non-Electing Eligible Stock Participants. If any Eligible Stock Participant shall elect not to have his supplemental benefits earned prior to October 1, 1990 reflected as common stock as provided in Section 3.2, such supplemental benefits shall be calculated and paid under the provisions of the Supplemental Plan in effect prior to October 1, 1990 as if this Supplemental Plan had terminated on October 1, 1990. Any supplemental pension benefits accruing to such Participant after October 1, 1990 shall be converted into shares of the Company's common stock pursuant to the provisions of Section 3.3 and shall be calculated as if such Participant first became an employee of the Company on October 1, 1990.

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

         3.6  Payment of Benefits.

                  3.6.1 Stock Benefits. As used in this section, the term "Stock Benefits" shall mean all shares of Stock, and any other amounts reflected in an Eligible Stock Participant's Account as of the date of such determination, including the amount of any benefits accrued hereunder that are not reflected as shares of Stock.

                  3.6.2 Payments. Stock Benefits shall, at the Company's discretion, be paid from the Rabbi Trust or paid directly by the Company from other assets. Notwithstanding Sections 3.6.2.1, 3.6.2.2, and 3.6.2.3, shares of Stock equal in number to the shares credited to a Consenting Eligible Stock Participant's Account, less the number of shares the Committee determines are required for purposes of complying with tax withholding provisions, shall be distributed to such Consenting Eligible Stock Participant (or the Consenting Eligible Stock Participant's beneficiary in the event of such Consenting Eligible Stock Participant's death) on a date between September 30, 1998, and December 30, 1998, as determined by the Management Policy Committee of the Company.

3.6.2.1 If a Non-Consenting Eligible Stock Participant voluntarily terminates his employment with the Company prior to attaining age 55 or if an Eligible Stock Participant's employment with the Company is terminated with "Cause" (as hereinafter defined) at any age, all Stock Benefits shall be forfeited and such Participant shall receive benefits under Section 2 to the same extent as if none of his benefits had ever been reflected as Stock under Section 3 of this Supplemental Plan (subject to any prior payments made pursuant to the provisions of Section 3.4).

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

3.6.2.3 If an Eligible Stock Participant's employment is (a) voluntarily terminated following attainment of age 62 (55 in the event the Committee elects to waive the provisions of Section 3.6.2.2 hereof) or (b) is involuntarily terminated at any age without Cause, including termination due to death or disability, all of his Stock Benefits shall be distributed to him (or to his beneficiary  in the event of his death)  promptly  (but not sooner than  fifteen
(15) days) following his termination of employment with the Company or its subsidiaries; provided, however, that an Eligible Stock Participant may upon written notice to the Committee given at least one year (ninety (90) days for any such notice given prior to January 1, 1995) prior to his termination, elect an annual distribution of such Stock Benefits over a period of time of up to ten
(10) years (e.g. if a ten year election, one tenth of the Account balance at the time of the first distribution, one ninth of the Account balance at the time of the second distribution, etc.) and provided further that an Eligible Stock Participant may upon written notice to the Committee given at least one year (ninety (90) days for any such notice given prior to January 1, 1995) prior to his termination of employment elect to delay until the next calendar year following his termination of employment either the distribution of or, if the Eligible Stock Participant has elected annual distributions over a period of time, the initial distribution of his benefit. During the first ten (10) days following a Non-Consenting Eligible Stock Participant's termination of employment, the Non-Consenting Eligible Stock Participant (or the Non-Consenting Eligible Stock Participant's beneficiary in the event of the Non-Consenting
Eligible Stock Participant's death) shall have the right to elect to have the Non-Consenting Eligible Stock Participant's Account distributed in cash, Stock or a combination of cash and Stock. Upon receipt of a written request that a part or all of the distribution be made in cash, the Company shall direct the Trustee to credit such Non-Consenting Eligible Participant's Account with an amount (the "Cash Portion") equal to the product of the number of shares of Stock then reflected in the Non-Consenting Eligible Stock Participant's Account necessary to comply with the request (the "Diversified Shares") and the closing price of the Stock on the New York Stock Exchange Composite Tape as of the date the request is received by the Company. Thereafter, the Trustee shall keep such Non-Consenting Eligible Participant's Account as if the Cash Portion were invested in cash, cash equivalents, mutual funds or marketable securities as directed by the Committee from time to time and as if the Diversified Shares had been sold.

                  3.6.3 Change In Control. Notwithstanding anything else in this Plan to the contrary, promptly (but not later than fifteen (15) days) following a "Change in Control" of the Company (as defined in the Rabbi Trust), (A) shares of Stock equal in number to the shares credited to a Consenting Eligible Stock Participant's Account shall be distributed to such Consenting Participant in lieu of any distributions described in Section 3.6.2; and (B) an amount of cash equal to (i) the number of shares of Stock credited to each Non-Consenting Eligible Stock Participant's Account multiplied by the Change in Control Price as defined below (ii) plus the value of any portion of such Non-Consenting Eligible Stock Participant's Account not reflected in shares of Stock shall be paid by the Company to each Non-Consenting Eligible Participant in lieu of any payment described in Section 3.6.2. If the Company chooses not to make such payment directly to a Non-Consenting Eligible Stock Participant or Participants, the Company shall within such fifteen (15) day period purchase for cash, at the Change of Control Price, from the Rabbi Trust sufficient number of shares to provide the cash payments and the Trustee is directed to sell such shares upon such terms. As used herein, "Change in Control Price" means the higher of (i) the highest reported sales price, regular way, of a share of Stock in any transaction reported on the New York Stock Exchange Composite Tape or other national securities exchange on which such shares are listed or on NASDAQ, as applicable, during the 60-day period prior to and including the date of a Change in Control and (ii) if the Change in Control is the result of a tender or exchange offer or a Business Combination (as defined in the Rabbi Trust), the highest price per share of Stock paid in such tender or exchange offer or Business Combination. To the extent that the consideration paid in any such transaction described above consists all or in part of securities or other non-cash consideration, the value of such securities or other non-cash consideration shall be determined by the Incumbent Board (as defined in the Rabbi Trust).

                  3.6.4 Cause. For purposes of this Supplemental Plan, "Cause" shall mean termination upon (a) Participant's willful and continued failure to perform substantially the reasonably assigned duties with the Company consistent with those duties specified pursuant to his contract of employment prior to a Change in Control of the Company (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to Participant by the Chairman of the Board or Chief Executive Officer of the Company which specifically identifies the manner in which such person believes that Participant has not substantially performed such assigned duties, or (b) Participant's willful engagement in illegal conduct which is materially and demonstrably injurious to the Company. For purposes of this Section, no act, or failure to act on Participant's part shall be considered "willful" unless done, or omitted to be done, in knowing bad faith and without reasonable belief that the action or omission was in, or not opposed to, the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, in good faith and in the best interests of the Company. Notwithstanding the foregoing, Participant shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for the purpose (after reasonable notice to Participant and an opportunity for Participant, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board Participant was guilty of the conduct set forth above in (a) or (b) of this Section and specifying the particulars thereof in detail.

         3.7 Diversification. After an Non-Consenting Eligible Stock Participant reaches age 55, he shall have the right, subject to the provisions of this
Section 3.7, to elect to have up to 50% of the value of his Stock Benefits determined as if such portion were thereafter invested in such investments, and in such manner, as the Company's Pension and Investment Committee shall from time to time authorize.


SECTION 4:                 General Provisions


         4.1 Committee. This Supplemental Plan shall be administered by a committee of two or more directors constituted to comply with the Non-Employee Director requirements of Rule 16b-3 promulgated pursuant to the Securities Exchange Act of 1934 as amended and Securities Exchange Commission interpretations thereunder (the "Committee"), disregarding any changes in the members of the Committee following a Change in Control of the Company. The Company shall pay the cost of administration of the Supplemental Plan. The Committee shall have the power, right and duty to interpret the provisions of the Supplemental Plan and may from time to time adopt rules with respect to the administration of the Supplemental Plan and the determination and distribution of benefits under the Supplemental Plan, and may amend any and all rules previously established. Any decision made by the Committee in good faith in connection with its administration of or responsibilities under the Supplemental Plan, including the interpretation of any provision of the Supplemental Plan, the application of any rule established under the Supplemental Plan, any determination as to the officers eligible to participate in the Supplemental Plan, the amount allocated to each and the manner, conditions and terms of payment of such amount, shall be conclusive on all persons.

         4.2 Beneficiary. A Participant's "beneficiary" under this Supplemental Plan means any person who becomes entitled to benefits under the Retirement Plan because of the Participant's death; provided that, if a Participant dies while his benefits under this Supplemental Plan are payable to him in installments, his beneficiary under this Supplemental Plan shall be either (i) the person or persons designated by him by signing and filing with the Committee a form furnished by the Committee, or (ii) if the Participant failed to designate a beneficiary in (i) above, or if the beneficiary designated in (i) above dies before the date of the Participant's death, the Participant's estate.

         4.3 Discretion. Notwithstanding any provisions in this Supplemental Plan to the contrary, the Committee shall have the discretion to allow any benefits to be paid that would otherwise be forfeited.

         4.4 Employment Rights. Establishment of the Supplemental Plan shall not be construed to give any Participant the right to be retained in the Company's service or to any benefits not specifically provided by the Supplemental Plan.

         4.5 Interests Not Transferable. Except as to withholding of any tax under the laws of the United States or any state, the interests of the Participants and their beneficiaries under the Supplemental Plan are not subject to the claims of their creditors and may not be voluntarily or involuntarily transferred, assigned, alienated or encumbered, provided, however, that the Committee shall have discretion to waive this restriction, in whole or in part. No Participant shall have any right to any benefit payments hereunder prior to his termination of employment with the Company other than pursuant to Section 3.6.3.

         4.6 Payment with Respect to Incapacitated Participants or Beneficiaries. If any person entitled to benefits under the Supplemental Plan is under a legal disability or in the Committee's opinion is incapacitated in any way so as to be unable to manage his financial affairs, the Committee may direct the payment of all or a portion of such benefits to such person's legal representative or to a relative or friend of such person for such person's benefit, or the Committee may direct the application of such benefits for the benefit of such person in any manner which the Committee may elect that is consistent with the Supplemental Plan. Any payments made in accordance with the foregoing provisions of this section shall be a full and complete discharge of any liability for such payments.

         4.7 Limitation of Liability. To the extent permitted by law, no person (including the Company, its Board of Directors, the Committee, any present or former member of the Company's Board of Directors or the Committee, and any present or former officer of the Company) shall be personally liable for any act done or omitted to be done in good faith in the administration of the Supplemental Plan.

         4.8 Controlling Law. The laws of Wisconsin shall be controlling in all matters relating to the Supplemental Plan.

         4.9 Gender and Number. Where the context admits, words in the masculine gender shall include the feminine and neuter genders, the plural shall include the singular and the singular shall include the plural.

         4.10 Successor to the Company. The term "Company" as used in the Supplemental Plan shall include any successor to the Company by reason of merger, consolidation, the purchase of all or substantially all of the Company's assets or otherwise.

         4.11 Withholding for Taxes. Notwithstanding any other provision of this Supplemental Plan, the Committee may on behalf of the Participant withhold or direct the Trustee to withhold from any payment to be made under this Supplemental Plan, whether in the form of cash or shares of stock, such amount or amounts as may be required for purposes of complying with appropriate federal, state or foreign tax withholding provisions. Subject to the discretion of the Committee, no distribution will be made to the Participant until all tax withholding obligations have been satisfied.


SECTION 5:                 Amendment and Termination

         5.1 Amendment and Termination. The Committee reserves the right to amend the Supplemental Plan from time to time or to terminate the Supplemental Plan at any time, provided that no amendment of the Supplemental Plan nor the termination of the Supplemental Plan may cause the reduction, forfeiture or cessation of any benefits that were accrued as of the date of such amendment or termination and which would otherwise be payable under this Supplemental Plan, but for such amendment or termination.








Exhibit 10(f)


                         HARNISCHFEGER INDUSTRIES, INC.

                        DIRECTORS STOCK COMPENSATION PLAN
                    (as amended and restated August 24, 1998)


         1. Purpose. The Harnischfeger Industries, Inc. Directors Stock Compensation Plan (the "Plan") has been established effective as of March 2, 1992 by Harnischfeger Industries, Inc., a Delaware corporation (the "Company"), to provide benefits to certain members of the Board of Directors of the Company (the "Board") and has been amended effective as of February 10, 1997 to provide stock based compensation to outside directors as a result of the termination of the Service Compensation Plan for Directors. The Plan is intended to assist and enable the Company to attract and retain directors of the highest capabilities and to facilitate the director's ability to acquire an ownership interest in the common stock of the Company.

         2. Administration. The Plan shall be administered by a committee of two or more directors constituted to comply with the Non-Employee Director requirements of Rule 16b-3 promulgated pursuant to the Securities Exchange Act of 1934 as amended and Securities Exchange Commission interpretations thereunder (the "Committee"), which Committee from time to time may delegate the performance of certain of its ministerial duties under the Plan, such as the keeping of records and participants' accounts, to such person or persons as it may select. The Plan shall be administered on the basis of a plan year (the "Plan Year") which coincides with the fiscal year of the Company, which currently is the 12-month period beginning on November 1 and ending on the next following October 31. The Company shall pay the cost of Plan administration. The Committee shall have the power, right and duty to interpret the provisions of the Plan and may from time to time adopt rules with respect to the administration of the Plan and the determination and distribution of benefits under the Plan, and may amend any and all rules previously established. Any decision made by the Committee in good faith in connection with its administration of or responsibilities under the Plan, including the interpretation of any provision of the Plan, the application of any rule established under the Plan, the amount allocated to each for any Plan Year and the manner, conditions and terms of payment of such amount, shall be conclusive on all persons.

         3. Participation. Each member of the Board who is not also an employee of the Company (herein "Director") shall participate in the Plan.

         4. Prior Benefits Under Directors Service Plan. Each Director who was a Director on November 1, 1996 shall have the present value of his accrued benefits under the Service Compensation Plan for Directors as of October 31, 1996 as set forth in Schedule "A" attached hereto ("Accrued Benefits") reflected as shares of the Company's common stock ("Stock") in a bookkeeping account maintained in the Director's name (the AAccount@) and the payment of which will be deferred pursuant to the provisions of Section 7 hereof. All Accrued Benefits will be fully vested for all Directors.

         5. Performance Goals. The Committee shall set performance goals for the Company for each Plan Year. These performance goals will be the same as performance goals set for the Company under the Harnischfeger Industries, Inc. Executive Incentive Plan.

         6. Target Incentive Award; Incentive Compensation. The "Target Incentive Award" shall be $25,000 or another amount set by the Committee prior to the beginning of the applicable Plan Year. Subject to the immediately following two sentences, the amount determined by multiplying the actual performance of the Company for a Plan Year (expressed as a percentage of the performance goal) by the Target Incentive Award for such Plan Year shall be the "Incentive Compensation" for each Director for that Plan Year. A Director who becomes a Director after November 1 of any Plan Year shall have his Incentive Compensation for that Plan Year reduced by a fraction that reflects the portion of the Plan Year he was not a Director. A Director who ceases being a Director prior to October 31 of any Plan Year shall not receive Incentive Compensation for that Plan Year.

         7. Stock Crediting. The Accrued Benefits specified in Schedule "A" and Incentive Compensation determined in accordance with Section 6 shall be reflected as shares of Stock in the Participant's Account. The number of shares to be reflected shall be determined by (a) dividing the average closing price of the Stock on the New York Stock Exchange Composite Tape for the month of October, 1996, into the Accrued Benefits and (b) by dividing the average closing price of the Stock on the New York Stock Exchange Composite Tape for the month of December immediately following end of the Plan Year into the amount of Incentive Compensation. The Company shall transfer shares equal to the aggregate amount reflected in all Director's Accounts hereunder to the Harnischfeger Industries, Inc. Deferred Compensation Trust (ARabbi Trust"), subject to the terms and conditions hereinafter set forth. The transferred shares shall be registered by the Company in the name of the Rabbi Trust and delivered to the Rabbi Trust for allocation to such Director's account, provided, however, that the Company may direct the trustee of the Rabbi Trust (the "Trustee") to use for this purpose shares of Stock previously delivered by the Company to the Rabbi Trust to the extent assets held by the Rabbi Trust exceed the Company's aggregate obligations under all plans associated with the Rabbi Trust. The aforesaid calculation of Account credits and the transfer of Stock to the Rabbi Trust shall take place as soon as practical after February 10, 1997 in the case of Accrued Benefits and the January 1 immediately following the end of each Plan Year in the case of Incentive Compensation.

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

         10. Participants' Accounts. Each Director's Account shall reflect the number of shares of Stock which represent his Accrued Benefits and Incentive Compensation and the Compensation he has elected to have reflected as Stock, and shall be credited to reflect all dividends, stock splits and other distributions with respect to such shares. All cash distributions with respect to Stock reflected in a Participant's Account shall be converted to shares of Stock for crediting purposes. Each such Account shall be charged with any distribution made to a Director when made.

         11. Distribution of Stock. The Stock in a Director's Account shall be distributed to him (or to his beneficiary in the event of his death) promptly (but not sooner than fifteen (15) days) following the termination of his status as a Director of the Company; provided, however, that a Director may upon written notice to the Company given one year prior to his termination, request that the Company approve an annual distribution of such Stock over a period of time not to exceed ten (10) years (e.g. if a ten year election, one tenth of the balance at the time of the first distribution, one ninth of the balance at the time of the second distribution, etc.) and provided further that a Director may upon written notice to the Company given at least one year prior to termination of his status as a Director elect to delay until the next calendar year following termination of his status as a Director either the distribution of or, if the Director has elected annual distributions over a period of time, the initial distribution of his benefits hereunder. During the first ten (10) days following a Director's termination, the Director (or the Director's beneficiary in the event of the Director's death) shall have the right to elect to have the Director's Account distributed in cash, stock or a combination of cash and stock. Upon receipt of a request that a part or all of the distribution be made in cash, the Company shall direct the Trustee to credit such Director's account with an amount (the "Cash Portion") equal to the product of the number of shares of Stock then reflected in the Director's Account necessary to comply with the request (the "Diversified Shares") and the closing price of the Stock on the New York Stock Exchange Composite Tape as of the date the request is received by the Company. Thereafter, the Trustee shall keep such Director's Account as if the Cash Portion were invested in cash, cash equivalents, mutual funds or marketable securities as directed by the Committee from time to time and as if the Diversified Shares had been sold.

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

         13. Designation of Beneficiaries. Each Director from time to time may name any person or persons (who may be named concurrently, contingently or successively) to whom his benefits under the Plan are to be paid if he dies before he receives the proceeds of his Plan account. Each such beneficiary designation will revoke all prior designations by the Director, shall not require the consent of any previously named beneficiary, shall be in a form prescribed by the Company, and will be effective only when filed with the Company during the Director's lifetime. If a Director fails to designate a beneficiary before his death, as provided above, or if the beneficiary designated by a Director dies before the date of the Director's death or before complete payment of the Director's Plan account, the Company, in its discretion, may pay such benefits to either (i) one or more of the Director's relatives by blood, adoption or marriage and in such proportions as the Company determines, or (ii) the legal representative or representatives of the estate of the last to die of the Director and his designated beneficiary.

         14. General. No Director or other person shall have any right, title or interest in any amount awarded under this Plan prior to the payment thereof to such person. No rights or interests of Directors under this Plan shall be assignable either voluntarily or involuntarily. Neither the Company nor any officer of the Company shall be personally liable for any act done or omitted to be done in good faith in the administration of the Plan.


         15. Facility of Payment. When a person entitled to benefits under the Plan is under legal disability, or, in the Company's opinion, is in any way incapacitated so as to be unable to manage his affairs, the Company may direct the payment of benefits to such person's legal representative, or to a relative or friend of such person for such person's benefit, or the Company may direct the application of such benefits for the benefit of such person. Any payments made in accordance with the preceding sentence shall be a full and complete discharge of any liability for such payment under the Plan.

         16. Withholding for Taxes. Notwithstanding any other provision of the Plan, the Company may on behalf of the Directors withhold or direct the Trustee to withhold from any payment to be made under the Plan, whether in the form of cash or stock, such amount or amounts as may be required for purposes of complying with applicable federal, state or foreign tax withholding provisions. Subject to the discretion of the Company, no distribution will be made to the Director until all tax withholding obligations have been satisfied.

         17. Benefit Statements. The Company shall provide statements of account to participating Directors on a periodic basis but not less than annually in such form and at such time as it deems appropriate.

         18. Amendment and Termination. The Committee may amend this Plan from time to time or terminate this Plan at any time, except that no such amendment or any termination of this Plan shall change the terms and conditions of payment of any Accrued Benefits, Incentive Compensation or Compensation previously payable to a Director without the consent of the Director concerned, nor shall any termination of the Plan eliminate any obligations of the Company which theretofore shall have arisen under the Plan.

         19. Controlling Law. The laws of Wisconsin shall be controlling in all matters relating to the Plan.
         20. Gender and Number. Where the context admits, words in the masculine gender shall include the feminine and neuter genders, the plural shall include the singular and the singular shall include the plural.





Exhibit 10(m)

September 12, 1998

                        AMENDED AND RESTATED GRANT LETTER

This restatement of the Grant Letter issued on June 8, 1997, among other things, provides for the distribution (with restrictions) during 1998 of Stock credited to your account. An earlier amendment and restatement dated October 29, 1997, clarified the distribution provisions of paragraph 1. The Company acknowledges that the Grant Date applicable to this Grant Letter is July 8, 1997, the date the notification and stock certificate referenced in the Grant Letter were received by the Company.

Mr. Jeffery T. Grade
c/o Harnischfeger Industries, Inc.
3600 S. Lake Drive
St. Francis, WI 53235

This Grant Letter is issued to Jeffery T. Grade ("you"). Effective on the date (the "Grant Date") you notify Harnischfeger Industries, Inc. ("Company") that you elect to nullify the grant of restricted Company stock made to you on April 8, 1996 and that you surrender to the Company all shares of restricted Company stock made to you on April 8, 1996, Company grants to you the Benefit defined below, provided, however, that all rights under this Grant Letter cease unless such election and delivery occur prior to the date you attain the age of fifty-four years. This grant is subject to the conditions and restrictions set forth below, and none other, and you are entitled to the rights and benefits set forth below, and none other.

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

7. Notwithstanding anything in this Amended and Restated Grant Letter to the contrary, if you sign this Amended and Restated Grant Letter and deliver the signed Amended and Restated Grant Letter to the Company's Secretary before September 30, 1998, shares of Stock equal to the number of the shares indicated by your bookkeeping account, less the number of shares the Company determines are required for purposes of complying with tax withholding provisions, shall be distributed to you (or your beneficiary in the event of your death) on a date between September 30, 1998, and December 30, 1998, as determined by the
Management Policy Committee of the Company. Shares to be distributed to you pursuant to the immediately preceding sentence are referred to herein as ADistributed Shares@. You agree that Distributed Shares shall be subject to the restriction that you shall not have the right to sell, transfer, pledge, or otherwise dispose of Distributed Shares prior to a Payment Date. Upon distribution to you of the Distributed Shares, you shall be entitle to no further rights or benefits under this Amended and Restated Grant Letter. If you do not sign and deliver this Amended and Restated Grant Letter to the Company's Secretary before September 30, 1998, you will not receive the Distributed Shares and you shall be entitled to the rights and benefits of this Amended and Restated Grant Letter without reference to the provisions of the preceding sentences of this Paragraph 7. This Amended and Restated Grant Letter supersedes the Grant Letter dated June 7, 1997 and the Amended and Restated Grant Letter dated October 29, 1997. The Grant Letter was effective June 8, 1997, the date it was signed by you and on behalf of the Company. This Amended and Restated Grant Letter shall be effective when signed by you and by the representative of the Company identified below.


                         Harnischfeger Industries, Inc.

                           Name: Jeffery T. Grade By:

                            Executive Vice President


         Address:

         Date:

                  Date received by the Company's Secretary: _________


Exhibit 10(n)

September 12, 1998

                        AMENDED AND RESTATED GRANT LETTER

This restatement of the Grant Letter issued on June 8, 1997, among other things, provides for the distribution (with restrictions) during 1998 of Stock credited to your account. An earlier amendment and restatement dated October 29, 1997, clarified the distribution provisions of paragraph 1. The Company acknowledges that the Grant Date applicable to this Grant Letter is July 8, 1997, the date the notification and stock certificate referenced in the Grant Letter were received by the Company.

Mr. Francis M. Corby, Jr.
c/o Harnischfeger Industries, Inc.
3600 S. Lake Drive
St. Francis, WI 53235

This Grant Letter is issued to Francis M. Corby, Jr. ("you"). Effective on the date (the "Grant Date") you notify Harnischfeger Industries, Inc. ("Company") that you elect to nullify the grant of restricted Company stock made to you on April 8, 1996 and that you surrender to the Company all shares of restricted Company stock made to you on April 8, 1996, Company grants to you the Benefit defined below, provided, however, that all rights under this Grant Letter cease unless such election and delivery occur prior to the date you attain the age of fifty-four years. This grant is subject to the conditions and restrictions set forth below, and none other, and you are entitled to the rights and benefits set forth below, and none other.

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

7. Notwithstanding anything in this Amended and Restated Grant Letter to the contrary, if you sign this Amended and Restated Grant Letter and deliver the signed Amended and Restated Grant Letter to the Company's Secretary before September 30, 1998, shares of Stock equal to the number of the shares indicated by your bookkeeping account, less the number of shares the Company determines are required for purposes of complying with tax withholding provisions, shall be distributed to you (or your beneficiary in the event of your death) on a date between September 30, 1998, and December 30, 1998, as determined by the
Management Policy Committee of the Company. Shares to be distributed to you pursuant to the immediately preceding sentence are referred to herein as ADistributed Shares@. You agree that Distributed Shares shall be subject to the restriction that you shall not have the right to sell, transfer, pledge, or otherwise dispose of Distributed Shares prior to a Payment Date. Upon distribution to you of the Distributed Shares, you shall be entitle to no further rights or benefits under this Amended and Restated Grant Letter. If you do not sign and deliver this Amended and Restated Grant Letter to the Company's Secretary before September 30, 1998, you will not receive the Distributed Shares and you shall be entitled to the rights and benefits of this Amended and Restated Grant Letter without reference to the provisions of the preceding sentences of this Paragraph 7. This Amended and Restated Grant Letter supersedes the Grant Letter dated June 7, 1997 and the Amended and Restated Grant Letter dated October 29, 1997. The Grant Letter was effective June 8, 1997, the date it was signed by you and on behalf of the Company. This Amended and Restated Grant Letter shall be effective when signed by you and by the representative of the Company identified below.

                         Harnischfeger Industries, Inc.
                         Name: Francis M. Corby, Jr. By:
                            Executive Vice President

          Address:



         Date:

                Date received by the Company's Secretary: _______










EXHIBIT 11
                         HARNISCHFEGER INDUSTRIES, INC.
                         Statement Re: Computation of Earnings Per Share
                             (Thousands of Dollars)




                                                                       Year Ended October 31,
                                                      ----------------------------------------------------
                                                                   1998             1997              1996
                                                      -----------------------------------------------------

Determination of Number of Shares
--------------------------------------------------
Average shares outstanding                                   46,444,717       47,826,813        47,196,388
                                                      =====================================================


Net Income (Loss)
--------------------------------------------------

Income (Loss) from Continuing Operations.......              $ (174,409)        $113,217          $ 92,902
Income from and Net Gain on Sale of Discontinued
  Operation, net of applicable income taxes........             155,876           25,063            21,315
Extraordinary Loss on Retirement of Debt, net of
  applicable income taxes................                             -          (12,999)              -

                                                      =====================================================
Net Income (Loss)..................                            $(18,533)        $125,281          $114,217
                                                      =====================================================

Earnings (Loss) Per Share - Basic
--------------------------------------------------

Income (loss) from continuing operations.............           $ (3.75)          $ 2.37            $ 1.97
Income from and net gain on sale of
 discontinued operation..............................              3.35             0.52              0.45
Extraordinary loss on retirement of debt.............                 -            (0.27)                -
                                                      =====================================================
Net income (loss) per share..........................           $ (0.40)          $ 2.62            $ 2.42
                                                      =====================================================

Earnings (Loss) Per Share - Diluted
--------------------------------------------------

Income (loss) from continuing operations.............           $ (3.75)          $ 2.35            $ 1.95
Income from and net gain on sale of
 discontinued operation..............................              3.35             0.51              0.45
Extraordinary loss on retirement of debt.............                 -            (0.27)                -
                                                      =====================================================
Net income (loss) per share..........................           $ (0.40)          $ 2.59            $ 2.40
                                                      =====================================================











EXHIBIT 13

Management's Discussion & Analysis of Financial Statements

Overview
1998 represented a challenging financial year. The Company reported a loss from continuing operations of $(174.4) million, or $(3.75) per basic share, on consolidated net sales of $2,042.1 million. Included in the loss from continuing operations was a $127.4 million charge for anticipated losses associated with certain Beloit Corporation ("Beloit") contracts in Indonesia, a $37.0 million charge for settlement of a contract dispute at Beloit, and a $65.0 million restructuring charge for Beloit. See Notes to Consolidated Financial Statements (Note 18 - "Beloit APP Contracts.) This compares with income from continuing operations of $113.2 million, or $2.37 per basic share, in 1997 on sales of $2,735.2 million. Net loss for 1998 was $(18.5) million, or $(0.40) per basic share, including $155.9 million of net income and net gain on sale of discontinued operation or $3.35 per basic share. See "Acquisitions and Discontinued Operations" for further discussion. In addition, bookings of $1,997.0 million were below 1997 bookings of $2,762.2 million.

     The Pulp and Paper Machinery segment reported net sales of $829.8 million, down 35% from 1997 levels, reflecting the economic collapse across the Pacific Rim and the very depressed and cyclical pulp and paper industry. Operating income decreased from $104.1 million in 1997 to $(139.3) million in 1998, excluding the restructuring charge and anticipated losses on contracts, primarily due to decreased sales and lower margins. These changes are more fully described in the Operating Results by Business Segment section which follows.

     The Mining Equipment segment, which includes P&H Mining Equipment and Joy Mining Machinery ("Joy"), also reported reduced results with net sales of $1,212.3 million, down 17% from 1997 and operating income of $82.0 million, down 59% from 1997. The decreases are due to a decline in original equipment sales and the negative impact of a strike of the United Steelworkers Local 1114 at P&H Mining Equipment. These changes are more fully described in the Operating Results by Business Segment section which follows.

     In the fiscal fourth quarter of 1998, as a result of the ongoing market weaknesses affecting each of its businesses, the Company announced its intention to reduce expenses through cost-reduction initiatives encompassing $110 million in projected annual savings and includes the reduction of 3,100 employees from October 31, 1997 levels. As of October 31, 1998, approximately 80% of the planned headcount and cost reductions have taken place with the remainder expected to be completed by the end of the first quarter of fiscal 1999.

     The strategy of focusing on the five characteristics required of a core business -- a global marketplace, leadership positions in the industries served, strong aftermarket sales potential, technological superiority and the ability to earn positive Economic Value Added ("EVA") -- continued to steer the actions of the Company in fiscal 1998. The Company continues to use EVA for purposes of management incentive compensation. EVA, which measures operating results after taxes in excess of the after-tax cost of capital, has helped to minimize capital employed.

     The discussion in Management's Discussion and Analysis contains forward-looking statements. When used in this document, terms such as "anticipate", "believe", "estimate", "expect", "indicate", "may be", "objective", "plan", "predict", "project", and "will be" are intended to identify such statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those projected. See Cautionary Factors.

Acquisitions and Discontinued Operations

On March 30, 1998, the Company completed the sale of approximately 80% of the common stock of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. in a leveraged recapitalization transaction. As such, the accompanying financial statements have been reclassified to reflect Material Handling as a discontinued operation. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities of Material Handling and holds one board of director seat in the new company. In addition, the Company has licensed Material Handling to use the "P&H" trademark on existing Material Handling-produced products on a worldwide basis for periods specified in the agreement for a royalty fee payable over a ten year period. The Company reported a $151.5 million after-tax gain on the sale of this discontinued operation in the second quarter of fiscal 1998. Proceeds consisted of $341.0 million in cash and $4.8 million in preferred stock with a 12.25% Payment-in-Kind ("PIK") dividend; $7.2 million in common stock was not reflected in the Company's balance sheet or gain calculations due to the nature of the leveraged recapitalization transaction. Taxes on the sale amounted to $45.0 million. Net assets disposed of in the sale aggregated $139.3 million.

     Each of the Company's business segments made strategic acquisitions in fiscal 1997. The acquisitions enhanced the businesses' positions in each of their markets. All acquisitions were accounted for as purchase transactions with resultant goodwill being amortized over a 40-year period. In addition, the Company divested of a few smaller business divisions to enable the segments to focus on core competencies.

     In early fiscal 1996, the Company completed the acquisition of Dobson Park ("Dobson") for a purchase price of approximately $330 million, including acquisition costs, plus the assumption of net debt of approximately $40 million.

     The Company has substantially integrated Longwall's (the main subsidiary of Dobson) operations into Joy, thus enabling Joy to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this integration, the Company established purchase accounting reserves to provide for the estimated costs of this effort. The reserves related primarily to the closure of selected manufacturing and service facilities, severance and relocation costs approximated $71.0 million.

     As a part of the Dobson acquisition, several non-mining businesses were designated as businesses held for sale. At October 31, 1998, all of the businesses had been sold for slightly more than $100 million, the original value established for these businesses.

     On March 27, 1996, Beloit purchased the assets of the Pulp Machinery Division of Ingersoll-Rand Company ("IMPCO") for $119.2 million, including acquisition costs. The acquisition was accounted for as a purchase transaction with the purchase price allocated to specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years. With this acquisition, Beloit now offers a full line of pulping machinery and systems.

     In addition, during fiscal years 1996 through 1998, the Company made several smaller acquisitions in each of its business segments. All acquisitions were accounted for as purchase transactions. Resultant goodwill is being amortized over a 40-year period.

Results of Operations --  Consolidated

Sales: Worldwide sales in fiscal 1998 amounted to $2,042.1 million representing a decrease of 25% below 1997 sales of $2,735.2 million. The Pulp and Paper Machinery segment reported a decrease in sales of 35% from 1997 and the Mining Equipment segment sales decreased 17% from 1997 which are more fully described in the Operating Results by Business Segment section.

     Sales for fiscal 1997 of $2,735.2 million were 8% greater than 1996 sales of $2,540.7 million, led by an increase in the Pulp and Paper Machinery segment of 12%. Sales for the Mining Equipment segment rose 4%.

Cost and Expenses: Cost of sales decreased 12% to $1,849.5 million in 1998 from $2,107.9 million in 1997. Decreases in sales volume, a $127.4 million charge for anticipated losses associated with certain Beloit contracts in Indonesia and a $37.0 million charge for settlement of a contract dispute at Beloit were the primary reasons for the decrease in gross margin. Product development, selling and administrative expenses as a percent of sales were 21.9% in 1998 and 14.7% in 1997. The increase as a percentage of sales was caused by the significant decrease in sales levels, the increase in infrastructure spending to build the aftermarket model in each of the businesses and the spending necessary to implement the cost-reduction initiatives.

     Cost of sales for 1997 increased 10% to $2,107.9 million from $1,919.4 million in 1996. This increase is consistent with the 8% increase in sales for the same period. Product development, selling and administrative expenses as a percent of sales decreased to 14.7% from 15.3% in 1996.

Operating  Results from Continuing Operations:
The Company reported a loss from continuing operations of $(174.4) million in 1998 ($3.75 per basic share) after a $127.4 million charge for anticipated losses associated with certain Beloit contracts in Indonesia, a $37.0 million charge for settlement of a contract dispute, and a $65.0 million restructuring charge for Beloit compared to income from continuing operations of $113.2 million in 1997 ($2.37 per basic share) and $92.9 million ($1.97 per basic share) in 1996. Other reasons for the 1998 decrease include lower sales and margins, as more fully described in the Operating Results by Business Segment Section which follows.

1998 Restructuring  Actions

In the second quarter of fiscal 1998,  Beloit  recorded a
$65.0 million restructuring charge ($31.9 million after tax and minority interest). The charge includes costs related to severance for approximately 1,000 people worldwide, facility closures, and disposal of machinery and equipment. Closure of a pulping-related manufacturing facility in Sherbrooke, Quebec, Canada has been completed, and closure of a similar facility in Dalton, Massachusetts will be complete in the first quarter of fiscal 1999. The paper-related manufacturing facility in the United Kingdom is being converted to a center of excellence responsible for rolls, while the Italian operation is expected to be converted from a full-line manufacturing operation to a Millpro(SM) aftermarket center for central and southern Europe. The cash and noncash elements of the restructuring charge approximated $32.5 million and $32.5 million, respectively. Management anticipates that the reserves will be substantially utilized within the next year. As of October 31, 1998, approximately 670 employees have been terminated in accordance with this plan. Details regarding specific restructuring actions are as follows:

                                       Original      Reserve    10/31/98
In Thousands                            Reserve     Utilized     Reserve
--------------------------------------------------------------------------------
Employee severance                      $25,800     $(10,486)    $15,314
Facility closures                        33,300      (12,477)     20,823
Machinery and equipment dispositions      5,900       (2,512)      3,388
--------------------------------------------------------------------------------
Pre-tax charge                          $65,000     $(25,475)    $39,525
================================================================================

In the fourth quarter of fiscal 1996, Beloit recorded a restructuring charge of $43.0 million ($21.8 million after tax and minority interest.) The focus of the restructuring was to improve financial returns and increase customer satisfaction while significantly reducing costs and cycle times. At October 31, 1998, all activity related to this restructuring was substantially completed.

     Additional details are discussed in the "Operating Results by Business Segment" section which follows and in the Notes to Consolidated Financial Statements (Note 3 -- Restructuring Charge.)

Income  Taxes

The Company's effective tax rate from continuing operations was a benefit of 41.2% in 1998 and a charge of 34.0% in 1997 and 35.0% in 1996. The effective tax rate in 1998 differed from the federal statutory rate of 35.0% due primarily to the resolution of various tax audits and to a $17.6 million one-time tax benefit in the fourth quarter.

     A more detailed discussion of income taxes can be found in the Notes to Consolidated Financial Statements (Note 6 -- Income Taxes.)

Adoption of New Accounting  Standards

In 1993, the Board of Directors of the Company approved a general approach that would culminate in the elimination of all Company contributions toward postretirement health care benefits. Increases in costs paid by the Company were capped for certain plans beginning in 1994 extending through 1998 and Company contributions will be eliminated on January 1, 1999 for most employee groups, excluding Joy. For Joy, based upon existing plan terms, future eligible retirees will participate in a premium cost-sharing arrangement which is based on age as of March 1, 1993 and position at the time of retirement. Active Joy employees under age 45 as of March 1, 1993 and new hires after April 1, 1993 will be required to pay 100% of the applicable premium. The initial one-time, pre-tax charge reflected all plan terms and amendments in place on November 1, 1993. Negative plan amendments made subsequent to November 1, 1993 have been fully amortized. Postretirement benefit expense recognized for 1998, 1997 and 1996 was reduced by $11.9 million, $12.8 million and $10.8 million, respectively, for amortization of negative plan amendments.

     In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." This statement establishes revised standards for computing and presenting earnings per share. All prior periods were restated. See Notes to Consolidated Financial Statements (Note 17 -- Earnings Per Share.)

     In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". The standard requires that certain items recognized under accounting principles as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt the standard in fiscal 1999.

     In June, 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information". This standard establishes new requirements for the reporting of segment information by public entities. All prior periods will be required to be restated. The Company will adopt this standard in fiscal 1999.

     In February, 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This standard's objective is to improve pension and other postretirement benefits disclosure. The Company will adopt the standard in fiscal 1999.

     In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities. The Company will adopt this standard in fiscal 2000.

     It is not expected that SFAS No. 130, 131, 132, or 133 will result in significant changes to the Company's disclosures or financial results.

Bookings and Backlog

Backlog at October 31, 1998, 1997 and 1996 by business segment was as follows:

In Thousands                         1998        1997       1996
--------------------------------------------------------------------------------
Mining Equipment                   $386,006    $358,340   $453,480
Pulp and Paper Machinery            637,224     776,618    846,137
--------------------------------------------------------------------------------
                                 $1,023,230  $1,134,958 $1,299,617
================================================================================

Bookings were $1,997.0 million in 1998, $2,762.2 million in 1997 and $2,675.9 million in 1996. A discussion of changes in bookings by segment is presented in the "Operating Results by Business Segment" section which follows.

     The 1998 backlog for Pulp and Paper Machinery was reduced by $2.7 million due to a divestiture and $64.0 million due to the cancellation of two orders.

     Mining Equipment backlog was reduced by $18.0 million in fiscal 1997 due to divestitures. The 1997 backlog for Pulp and Paper Machinery was reduced by $170.0 million due to change of scope and indefinite deferments on certain contracts booked in prior years and $3.8 million due to divestitures.
Liquidity and Capital Resources

The Company's capital structure at October 31, 1998 and 1997 was as follows:

In Thousands                                                   1998       1997
--------------------------------------------------------------------------------
Short-term notes payable                                     $117,607   $214,126
Long-term obligations, including current portion            1,001,573    725,193
--------------------------------------------------------------------------------
                                                            1,119,180    939,319
Minority interest                                              43,838     97,724
Shareholders' equity                                          666,850    749,660
--------------------------------------------------------------------------------
Total capitalization                                       $1,829,868 $1,786,703
--------------------------------------------------------------------------------
Debt to capitalization ratio                                  61.2%       52.6%
================================================================================

Cash flow used by operating activities was $429.1 million in 1998 compared to cash flow used by operating activities of $92.6 million in 1997 and cash provided by operating activities of $63.6 million in 1996. The decrease in cash flow between 1998 and 1997 resulted primarily from the decrease in operating income and trade accounts payable partially offset by a decrease in accounts receivable.

     Net working capital of $436.9 million at October 31, 1998 increased $28.7 million from the October 31, 1997 level of $408.2 million. The change was primarily due to a decrease in trade accounts payable and short-term notes payable, offset by a decrease in accounts receivable.

     Net working capital increased $75.1 million in 1997 from $333.1 million in 1996, due to increases in accounts receivable and inventories and a decrease in other current liabilities, offset by an increase in accounts payable.

     Cash provided by investing activities in 1998 was $289.8 million, primarily resulting from proceeds from the sale of businesses offset by additional investments in property, plant and equipment. Cash used by investing activities in 1997 was $84.4 million, primarily caused by net capital expenditures for property, plant and equipment in 1997 of $95.1 million compared with $59.7 million in 1996. Depreciation and amortization was $86.8 million and $87.5 million in 1998 and 1997, respectively.

     The $142.8 million of cash provided by financing activities in 1998 was primarily due to lower redemption of long-term obligations. Redemptions in 1998 totaled $11.8 million as compared with 1997 redemptions of $198.1 million. In 1997, cash provided by financing activities of $172.2 million was primarily due to the issuance of $150.0 million, 6 7/8% debentures on February 25, 1997 and increases in borrowings against the Revolving Credit Facility, offset by the repurchase of the 10 1/4% Senior Notes and a buyback of common stock. Cash provided by financing activities in 1996 of $139.5 million was primarily from the issuance of debt related to the Dobson acquisition offset by a decrease in short-term notes payable.

     The Company completed the acquisition of Dobson in early fiscal 1996 for a purchase price of approximately $330.0 million, including acquisition costs. The transaction was funded via a short-term bridge financing facility arranged specifically for this acquisition, issuance of commercial paper, other short-term facilities and available cash. The short-term facilities were replaced with $150.0 million, 7 1/4% debentures issued on December 19, 1995, at 99.153%.

     Beloit purchased the assets of IMPCO on March 27, 1996 for a purchase price of $119.2 million, including acquisition costs. The acquisition of IMPCO was funded via short-term bridge loans and the Revolving Credit Facility.

     On October 7, 1997, Joy Technologies Inc. offered to purchase for cash any and all of its outstanding 10 1/4% Senior Notes in a fixed-spread tender offer. This offer expired on October 21, 1997, with $180.7 million being repurchased. As a result of the Senior Note repurchases, the Company recorded an extraordinary loss on debt retirement, net of applicable income taxes, of $(13.0) million, or $(0.27) per basic share, consisting primarily of unamortized financing costs and purchase premiums. The remaining Senior Notes were redeemed in September, 1998 for $7.7 million plus interest and premium of $0.8 million.

     In September, 1997, the Company announced that the board of directors had authorized the purchase of up to ten million shares of the Company's common stock. As of October 31, 1998, the Company had repurchased 1,772,900 shares through open-market transactions at a cost of $68.3 million. No shares were repurchased under this program during the latter part of fiscal 1998.

     The Company maintains the ability to expand its borrowings in the following ways:

(1) In February, 1998, the Company filed a shelf registration with the Securities and Exchange Commission for $200.0 million of debt securities. To date, no securities have been issued under this registration. The Company also has $50.0 million of debt securities remaining from a shelf registration filed in 1996.
(2) A Revolving Credit Facility Agreement expiring October, 2002, between the Company and certain domestic and foreign financial institutions that allows for borrowings of up to $500.0 million at rates expressed in relation to LIBOR and other rates. At October 31, 1998, there were direct outstanding borrowings of $375.0 million under the facility. Commercial paper borrowings, considered a utilization of the facility, were $5.6 million.
(3) At October 31, 1998, various domestic uncommitted credit facilities of approximately $40 million, to further supplement short-term working capital requirements. At October 31, 1998, there was $36 million being utilized under these facilities. Short-term bank credit lines of foreign subsidiaries were approximately $164 million, of which approximately $52 million was outstanding at October 31, 1998.

     Increases in receivables and inventories have reduced the Company's cash reserves and available credit lines. Subject to market conditions, the Company currently expects to increase liquidity through the issuance of an additional short-term facility, additional long-term debt or minority interest financing. An adverse outcome of the Potlatch matter discussed in the section "Litigation" which follows or other requirements for a significant amount of cash may cause the Company to further increase borrowing facilities.

     The Company had no significant capital commitments as of October 31, 1998; any future commitments are expected to be funded through cash flow from operations or from available lines of credit.

     It is the Company's policy not to enter into highly leveraged transactions. Hedging of specific foreign exchange transaction exposures does occur.

Market Risk

Volatility in interest rates and
foreign exchange rates can impact the Company's earnings, equity, and cash flow. From time to time the Company will undertake transactions to hedge this impact. The instrument will be effective if it offsets partially or completely the impact on earnings, equity, and cash flow of this rate volatility on the Company's underlying interest rate and foreign exchange rate exposures. In accordance with the Company's policy, at no time will the Company execute derivatives that are speculative, or that increase the Company's risk from interest rate or foreign exchange rate fluctuations. At October 31, 1998, there were no interest rate derivatives. Foreign exchange derivatives at that date were exclusively in the form of forward exchange contracts executed over-the-counter with several commercial banks, all of which held investment grade credit ratings. The outstanding value of these forward contracts at October 31, 1998, in absolute dollar terms for all currencies, was $308.5 million.

     The accounting policy for recording gains and losses from forward exchange contracts complies with SFAS No. 52. See Notes to Consolidated Financial Statements (Note 1 -- Significant Accounting Policies.)

     The Company has adopted a Foreign Exchange Risk Management Policy. It is a risk-averse policy in which most of the foreign exchange exposures that impact earnings and cash flow are fully hedged, subject to a net $5 million self-insurance threshhold of permitted exposures per currency. Exposures that impact only equity or that do not have a cash flow impact are generally not hedged with derivatives. There are two categories of foreign exchange exposure that are hedged: assets and liabilities denominated in a foreign currency and future receipts or payments denominated in a foreign currency. These exposures normally arise from imports and exports of goods and from intercompany lending activity.

The fair value of the Company's forward exchange contracts at October 31, 1998 is presented in the following table:

In  Thousands           Maturing  in 1999   Maturing in 2000
--------------------------------------------------------------------------------
Austrian Schilling                  1,846                 --
Australian Dollar                 $32,070               $651
Canadian Dollar                    20,325                 --
Italian Lira                       52,640                 --
So. African Rand                   32,102                 --
U.K. Pound                        103,797                 --
U.S. Dollar                        65,745                 --
--------------------------------------------------------------------------------

Operating Results by Business Segment
Mining Equipment:

In Thousands                            1998        1997       1996
--------------------------------------------------------------------------------
Net sales                         $1,212,307  $1,467,341 $1,405,936
Operating income                      81,984     201,803    183,141
Bookings                           1,239,973   1,390,161  1,406,381
--------------------------------------------------------------------------------

The Mining Equipment segment reported net sales of $1,212.3 million in 1998, a 17% decrease from 1997 sales of $1,467.3 million. The sales decrease resulted from market softness for original equipment. In particular, the 33% decrease in capital sales was caused by decreases in sales of electric mining shovels to the copper mining industry and by decreases in underground mining equipment, particularly continuous miners and factored product. Aftermarket sales were steady as were margins achieved. Sales decreases also reduced absorption. Operating income was $82.0 million or 6.8% of sales, compared to operating income of $201.8 million or 13.8% of sales in 1997. Net sales and operating income amounted to $1,405.9 million and $183.1 million, respectively, in 1996.

     The 1998 decrease in operating income is primarily due to decreased sales of original equipment and the negative impact of the United Steelworkers Local 1114 strike at P&H Mining Equipment, which reduced operating income for the segment by approximately $15 million. Foreign sales of the Mining Equipment segment amounted to 53% of total sales in 1998, 59% in 1997 and 58% in 1996.

     Bookings amounted to $1,240.0 million in 1998 compared to $1,390.2 million in 1997. The decrease is the result of market softness for original equipment.

Pulp and Paper Machinery:

In Thousands                                       1998         1997        1996
--------------------------------------------------------------------------------
Net sales                                      $829,753   $1,267,847  $1,134,779
Operating income (loss) before charges         (139,289)     104,085      91,511
Anticipated losses on contracts                (164,400      (27,600)        --
Restructuring charge                            (65,000)        --      (43,000)
--------------------------------------------------------------------------------
Operating income (loss)                        (368,689)      76,485      48,511
Bookings                                        757,062    1,372,085   1,269,507
--------------------------------------------------------------------------------

The Pulp and Paper Machinery segment for 1998 reported sales of $829.8 million an operating loss of $(368.7) million, after a $65.0 million restructuring charge, a $127.4 million charge for anticipated losses associated with certain contracts in Indonesia and a $37.0 million charge for settlement of a contract dispute. Sales volume in 1998 was 35% lower than the prior year's level of $1,267.8 million, reflecting market softness in the worldwide pulp and paper industry's spending for original equipment and commodity price reductions for pulp and paper. Machine sales decreased 45% in the year, while aftermarket sales were steady after excluding the impact of acquisitions and divestitures. Foreign sales for this segment amounted to 52% of total sales in 1998, 57% in 1997 and 53% in 1996.

     Operating results were impacted significantly by the lower sales and related margins, lower original equipment margin realization, reduced manufacturing absorption, and higher spending necessary to build the aftermarket model and implement the cost-reduction initiatives.

     Operating income in 1997 was 6.0% of sales compared to 8.1% in 1996 before the restructuring charge. Net sales and operating income amounted to $1,134.8 million and $91.5 million before the restructuring charge, respectively, in 1996.
     In the second quarter of fiscal 1998, the Pulp and Paper Machinery segment recorded a $65.0 million restructuring charge. The charge includes costs related to severance for approximately 1,000 people worldwide, facility closures, and disposal of machinery and equipment. See Notes to Consolidated Financial Statements (Note 3 -- Restructuring Charge.)

     In the fourth quarter of fiscal 1996, the Pulp and Paper Machinery segment recorded a restructuring charge of $43.0 million. The charge was primarily comprised of costs related to severance, machinery and equipment dispositions, closure of certain facilities and sale of businesses. At October 31, 1998, activity related to the 1996 restructuring has been substantially completed. See Notes to Consolidated Financial Statements (Note 3 -- Restructuring Charge.)

     Bookings activity decreased in 1998 to $757.1 million from $1,372.1 million in 1997. The 45% decrease reflects reduced bookings in pulp and paper machinery original equipment, particularly in the Pacific Rim and Latin America. Sales to its largest customer in Indonesia approximated $105 million in fiscal 1998 and $411 million in fiscal 1997.

Discontinued  Operations
On March 30, 1998,  the
Company completed the sale of approximately 80% of the common stock of the Company's Material Handling segment to Chartwell Investments, Inc. in a leveraged recapitalization transaction. As such, the accompanying financial statements have been reclassified to reflect Material Handling as a discontinued operation. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities of Material Handling and holds one board of director seat in the new company. In addition, the Company has licensed Material Handling to use the "P&H" trademark on existing Material Handling-produced products on a worldwide basis for periods specified in the agreement for a royalty fee payable over a ten year period. The Company reported a $151.5 million after-tax gain on the sale of this discontinued operation in the second quarter of fiscal 1998. Proceeds consisted of $341.0 million in cash and $4.8 million in preferred stock with a 12.25% PIK dividend: $7.2 million in common stock was not reflected in the Company's balance sheet or gain calculations due to the nature of the leveraged recapitalization transaction. Taxes on the sale amounted to $45.0 million. Net assets disposed of in the sale aggregated $139.3 million.

Specific financial information is as follows:
                                             5 Months
In Thousands                                    1998        1997       1996
--------------------------------------------------------------------------------
Net sales                                    $130,546    $353,350   $323,216
Income before income taxes                      6,631      38,001     32,862
Minority interest                                 --          (18)       (45)
Income tax provision                           (2,255)    (12,920)   (11,502)
--------------------------------------------------------------------------------
Net income                                     $4,376     $25,063    $21,315
================================================================================

Year 2000 Readiness Disclosure:

The Year 2000 issue concerns the ability of information systems to properly recognize and process date-sensitive information beyond December 31, 1999. To address this problem, the Company is in the process of implementing its Year 2000 readiness plan for information technology systems ("IT") and non-IT equipment, facilities and systems.

     The primary IT strategy for attaining Year 2000 readiness within the operating units is the successful implementation of Year 2000-ready business processing software. Joy has successfully implemented SAP R/3. P&H Mining Equipment is in the process of various remediation efforts and system upgrades. Beloit is in the process of a worldwide implementation of MAPICS. All business segments anticipate their Year 2000 IT efforts to be substantially completed by June 1999.

     The Company relies on third-party suppliers for key materials and services. Efforts have been initiated to evaluate the status of suppliers' efforts and to determine alternatives and contingency plan requirements. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third-party failure.

     Facilities and office equipment such as machine tools, material distribution equipment, telephone switches, and other common devices may be affected by the Year 2000 problem. Mission-critical systems are scheduled to be Year 2000 compliant by June 1999.

     The Company is in the process of identifying product-related Year 2000 problems and is working with customers to assist in their Year 2000 readiness efforts. It is not possible to determine with complete certainty that all Year 2000 problems have been identified or corrected due to testing limitations, complexity and application of these products.

     Total expenses on the project through October 31, 1998 were approximately $2.9 million and were related to expenses for repair or replacement of software and hardware related problems, expenses associated with facilities, products and supplier reviews and project management expenses. Expected incremental expenses related to Year 2000 are not expected to be material to the Company's financial position. The costs of implementing SAP and MAPICS are excluded as these system implementations were undertaken primarily to improve business processes.

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Contingency plans will be developed as final evaluations of risks are completed.

     Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company. The Company believes that the implementation of new business systems and the completion of the readiness plan project as scheduled will reduce the possibility of significant interruptions of normal operations.

Euro Conversion
The Company is
addressing the issues related to the conversion to the Euro on January 1, 1999 and does not anticipate significant issues.

Litigation
The Company is party to
litigation matters and claims which are normal in the course of its operations. Also, as a normal part of their operations, the Company's subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolution may affect income on a quarter-to-quarter basis, management believes that such matters will not have a materially adverse effect on the Company's consolidated financial position. In the case of Beloit, certain litigation matters and claims are currently pending in connection with its contractual undertakings. Beloit may on occasion enter into arrangements to participate in the ownership of or operate pulp or papermaking facilities in order to satisfy contractual undertakings or resolve disputes.

     One of the claims against Beloit involves a lawsuit brought by Potlatch Corporation that alleges pulp line washers supplied by Beloit for less than $15 million failed to perform satisfactorily. In June, 1997, a Lewiston, Idaho jury awarded Potlatch $95 million in damages in the case which, together with fees, costs and interest to October 31, 1998 approximate $116 million. Beloit has appealed this award to the Idaho Supreme Court. The appeal was heard by the Court on September 10, 1998 with a decision anticipated in the first half of fiscal 1999. The Company considers the eventual outcome in the Potlatch case not to be estimable. Reserves in the October 31, 1998 Consolidated Balance Sheet are less than the sales price of the washers. The possible ultimate cost to the Company of this case could be materially higher than the reserves. In the event the Company is unsuccessful in its request for a new trial in this matter, it may have a material adverse effect on its consolidated financial position or results of operations.

     The Company and certain of its senior executives have been named as defendants in three purported class actions, entitled Great Neck Capital
Appreciation Investment Partnership, L.P. v. Jeffery T. Grade, et al., C. William Carter v. Harnischfeger Industries, Inc. et al. and Norman Ellison v. Jeffery T. Grade, et al., filed on June 5, 1998, June 11, 1998 and July 21,1998, respectively, in the United States District Court for the Eastern District of Wisconsin. These actions, which have now been consolidated, seek damages in an unspecified amount on behalf of an alleged class of purchasers of the Company's common stock, based principally on allegations relating to the Company's disclosures.

     The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these matters, the Company believes that these matters will not have a materially adverse effect on its consolidated financial position or results of operations.

Beloit APP Contracts
In fiscal 1997 and 1996, Beloit received orders for four fine-paper machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600 million. During the second quarter of fiscal 1998, the Company identified $155 million of additional estimated contract costs at Beloit related to these contracts. The additional costs primarily related to non-proprietary equipment, installation and erection, freight and other site construction costs, and overruns resulting from changes in estimates of costs to complete related to these complex, large-scale projects.

     Based on its review of the $155 million, the Company, with the assistance of its outside auditors, determined that $27.6 million of this charge was properly allocated to the fourth quarter of fiscal 1997 as it related to isolated costs for piping which were inadvertently overlooked. Income for that period and the full fiscal year of 1997 was restated to reflect this charge.

     The first two machines have been substantially paid for and installed at the APP facilities in Indonesia. The Company has sold, approximately $44 million of its receivables from APP on these first two machines to a financial institution. The machines are currently in the start-up/optimization phase and are required to meet certain contractual performance tests. The contracts call for the potential of liquidated damages, including performance damages, in certain circumstances. The Company is currently in negotiation with APP on certain claims and back charges on the first two machines.

     The two remaining machines have been substantially manufactured, are in Beloit's possession and are carried on the Consolidated Balance Sheet at October 31, 1998 as unbilled receivables approximating $180 million. This amount has been reduced by a $46 million down payment received from APP and $19 million of receivables that were sold to a financial institution. The Company has issued letters-of-credit in the amount of the initial down payment. To date, APP has been unable to secure financing for these two machines.

     On December 15, 1998, the Company declared APP in default on the contracts for the two remaining machines, concluding that APP has not acted in good faith and is unwilling to pay its obligations or is incapable of securing financing for these two paper machines. Consequently, on December 15, 1998, the Company filed for arbitration in Singapore for the full payment from APP for the second two machines as well as at least $125 million in damages and delay costs.

     On December 16, 1998, APP filed a notice of arbitration in Singapore against Beloit seeking a full refund of approximately $46 million paid to Beloit for the second two machines, claiming that Beloit breached an obligation under the purchase contracts to secure financing, thus resulting in termination. APP also seeks recovery of other damages alleged by APP caused by Beloit's claimed breaches. In addition, APP seeks a declaration in the arbitration that it has no liability under certain promissory notes. The Company will vigorously defend against all of APP's assertions that it is entitled to a return of payments under the contracts and also will proceed without delay to mitigate APP's obligations for damages by finding other customers for these world-class machines.

     The Company intends to vigorously pursue its rights under the contracts and expects to be fully compensated for these two machines from APP. However, in the event that the Company is unsuccessful in arbitration and to mitigate APP's damages, the Company is pursuing selling these two machines to other customers. See Notes to Consolidated Financial Statements (Note 18 - Beloit APP Contracts.)

     Proceeds from the ultimate sale of these machines, if required, are expected to be sufficient to substantially recover the carrying value of the receivable. In the event the Company is unsuccessful in arbitration and/or is unable to sell these paper machines to another customer, it may have a materially adverse effect on its consolidated financial position or results of operations.

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

     The Company's principal businesses involve designing, manufacturing, marketing and servicing large, complex machines for the mining, pulp, papermaking and capital goods industries. Long periods of time are necessary to plan, design and build these machines. With respect to new machines and equipment, there are risks of customer acceptance and start-up or performance problems. Large amounts of capital are required to be devoted by the Company's customers to purchase these machines and to finance the mines, pulp, paper mills, and other facilities that use these machines. The Company's success in obtaining and managing a relatively small number of sales opportunities, including warranties and guarantees associated therewith, can affect the
Company's financial performance. In addition, many projects are located in undeveloped or developing economies where business conditions are less predictable. In recent years, more than 50% of the Company's total sales occurred outside the United States.

Other factors that could cause actual results to differ materially from those contemplated include:

o Factors affecting purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles and production and consumption rates of coal, copper, iron, gold, fiber, paper/paperboard, recycled paper and other commodities; the cash flows of customers; the cost and availability of financing to customers and the ability of customers to obtain regulatory approval for investments in mining, pulp, papermaking and other heavy industrial projects; the ages, efficiencies and utilization rates of existing equipment; the development of new technologies; the availability of used or alternative equipment; consolidations among customers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

o Factors affecting the Company's ability to capture available sales opportunities, including: customers' perceptions of the quality and value of the Company's products as compared to competitors' products; the existence of patents protecting or restricting the Company's ability to offer features requested by customers; whether the Company has successful reference installations to show customers; perceptions of the health and stability of the Company as compared to its competitors; the Company's ability to assist with competitive financing programs; the availability of manufacturing capacity at the Company's factories; and whether the Company can offer the complete package of products and services sought by its customers.

o Factors affecting the Company's ability to successfully manage sales it obtains, such as: the accuracy of the Company's cost and time estimates for major projects; the Company's success in completing projects on time and within budget; the Company's success in recruiting and retaining managers and key employees; wage stability and cooperative labor relations; plant capacity and utilization; and whether acquisitions are assimilated and divestitures completed without notable surprises or unexpected difficulties.

o Factors affecting the Company's general business, such as: unforeseen patent, tax, product, environmental, employee health or benefit or contractual liabilities; nonrecurring or restructuring charges; changes in accounting or tax rules or regulations; and reassessments of asset valuations such as inventories.

o Factors affecting general business levels, such as: political turmoil and economic growth in major markets such as the United States, Canada, Europe, the Pacific Rim, South Africa, Australia and Chile; environmental and trade regulations; and the stability and ease of exchange of currencies.


Consolidated Statement of Income
(Dollar Amounts in Thousands Except Per Share Amounts)

Years Ended October 31,                                                   1998             1997              1996
-------------------------------------------------------------------------------------------------------------------------
Revenues
   Net Sales                                                          $2,042,060       $2,735,188        $2,540,715
   Other Income                                                           12,052           27,181            21,026
-------------------------------------------------------------------------------------------------------------------------
                                                                       2,054,112        2,762,369         2,561,741
Cost of Sales, including anticipated losses on contracts               1,849,495        2,107,947         1,919,378
Product Development, Selling and Administrative Expenses                 446,913          401,149           388,451
Restructuring Charge                                                      65,000               --            43,000
-------------------------------------------------------------------------------------------------------------------------

Operating Income (Loss)                                                (307,296)          253,273           210,912
Interest Expense-- Net                                                  (81,340)         (72,145)          (62,013)
-------------------------------------------------------------------------------------------------------------------------

Income (Loss) Before (Provision) Benefit For
   Income Taxes and Minority Interest                                  (388,636)          181,128           148,899
(Provision) Benefit for Income Taxes                                     160,300         (61,555)          (52,098)
Minority Interest                                                         53,927          (6,356)           (3,899)
-------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations                               (174,409)          113,217            92,902

Income from Discontinued Operation,
   net of applicable income taxes                                         4,376            25,063            21,315

Gain on Sale of Discontinued Operation,
   net of applicable income taxes                                        151,500               --               --

Extraordinary Loss on Retirement of Debt,
   net of applicable income taxes                                           --            (12,999)              --
-------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                                      $(18,533)         $125,281          $114,217
=========================================================================================================================

Earnings Per Share -- Basic
   Income (loss) from continuing operations                              $(3.75)            $2.37             $1.97
   Income from and net gain on sale of
     discontinued operation                                                3.35              0.52              0.45
   Extraordinary loss on retirement of debt                                 --              (0.27)              --
-------------------------------------------------------------------------------------------------------------------------

Net income (loss) per share                                              $(0.40)            $2.62             $2.42
=========================================================================================================================

Earnings Per Share -- Diluted
   Income (loss) from continuing operations                              $(3.75)            $2.35             $1.95
   Income from and net gain on sale of
     discontinued operation                                                3.35              0.51              0.45
   Extraordinary loss on retirement of debt                                  --             (0.27)               --
-------------------------------------------------------------------------------------------------------------------------

Net income (loss) per share                                              $(0.40)            $2.59             $2.40
=========================================================================================================================

The Accompanying Notes are an Integral Part of the Financial Statements.


Consolidated Balance Sheet
(Dollar Amounts in Thousands)

Years Ended October 31,                                                              1998              1997
-------------------------------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalents
     (including cash equivalents of $6,816 and $6,376 in 1998
     and 1997, respectively, at cost which approximates market)                     $30,012           $29,383
   Accounts receivable-- net                                                        692,326           836,169
   Inventories                                                                      610,478           594,761
   Other current assets                                                              56,142            85,224
   Prepaid income taxes                                                              74,186            33,852
   Businesses held for sale                                                              --             9,323
-------------------------------------------------------------------------------------------------------------------
                                                                                  1,463,144         1,588,712
Property, Plant and Equipment:
   Land and improvements                                                             61,454            60,724
   Buildings                                                                        289,789           293,501
   Machinery and equipment                                                          809,969           821,479
-------------------------------------------------------------------------------------------------------------------
                                                                                  1,161,212         1,175,704
   Accumulated depreciation                                                        (529,884)         (518,604)
-------------------------------------------------------------------------------------------------------------------
                                                                                    631,328           657,100
Investments and Other Assets:
   Goodwill                                                                         480,625           508,634
   Intangible assets                                                                 31,343            33,027
   Deferred income taxes                                                             44,781                --
   Other assets                                                                     136,038           137,062
-------------------------------------------------------------------------------------------------------------------
                                                                                    692,787           678,723
-------------------------------------------------------------------------------------------------------------------
                                                                                 $2,787,259        $2,924,535
Liabilities and Shareholders' Equity
Current Liabilities:
   Short-term notes payable, including current
     portion of long-term obligations                                              $156,383          $225,853
   Trade accounts payable                                                           333,624           460,689
   Employee compensation and benefits                                                73,334           132,268
   Advance payments and progress billings                                           115,320            85,680
   Accrued warranties                                                                58,053            47,753
   Income taxes payable                                                               7,693            17,165
   Other current liabilities                                                        281,873           211,089
-------------------------------------------------------------------------------------------------------------------
                                                                                  1,026,280         1,180,497
Long-Term Obligations                                                               962,797           713,466
Other Liabilities:
   Liability for postretirement benefits                                             34,187            56,202
   Accrued pension and related costs                                                 40,812            36,707
   Other liabilities                                                                 12,495            11,608
   Deferred income taxes                                                                 --            78,671
-------------------------------------------------------------------------------------------------------------------
                                                                                     87,494           183,188
Minority Interest                                                                    43,838            97,724
Shareholders' Equity:
   Common stock (51,668,939 and 51,607,172 shares issued, respectively)              51,669            51,607
   Capital in excess of par value                                                   586,509           625,358
   Retained earnings                                                                216,065           253,727
   Cumulative translation adjustments                                               (60,289)          (41,440)
   Less: Stock Employee Compensation Trust (1,433,147 and
            1,433,147 shares, respectively) at market                               (13,525)          (56,430)
         Treasury Stock (4,465,101 and 3,127,697 shares, respectively) at cost     (113,579)          (83,162)
-------------------------------------------------------------------------------------------------------------------
                                                                                    666,850           749,660
                                                                                 $2,787,259        $2,924,535
===================================================================================================================

The Accompanying Notes are an Integral Part of the Financial Statements.



Consolidated Statement of Cash Flow
(Dollar Amounts in Thousands)

Years Ended October 31,                                                   1998             1997              1996
-------------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                                      $(18,533)         $125,281          $114,217
   Add (deduct)-- Items not affecting cash:
     Income from and gain on discontinued operation,
       net of income taxes                                             (155,876)          (25,063)          (21,315)
     Restructuring charge                                                65,000                --            43,000
     Extraordinary loss on retirement of debt, net of income taxes           --            12,999                 --
     Depreciation and amortization                                        86,760           87,461            83,377
     Minority interest, net of dividends paid                            (54,981)           6,130             3,209
     Deferred income taxes-- net                                        (201,771)          54,579            18,842
     Other-- net                                                         (17,735)         (11,550)           (1,368)
   Changes in working  capital,  excluding  the effects of  acquisition  opening balance sheets:
     Decrease (increase) in accounts receivable-- net                     51,590         (195,551)          (70,182)
     (Increase) in inventories                                           (68,773)         (53,633)          (17,565)
     Decrease (increase) in other current assets                          11,958          (23,637)           (9,245)
     (Decrease) increase in trade accounts payable                       (97,331)         119,671            14,751
     (Decrease) in employee compensation and benefits                    (36,462)         (26,987)           (7,666)
     Increase (decrease) in advance payments and progress billings        39,950          (55,281)          (68,422)
     (Decrease) in other current liabilities                             (32,892)        (106,995)          (17,991)
---------------------------------------------------------------------------------------------------------------------
   Net cash (used by) provided by operating activities                  (429,096)         (92,576)           63,642
                                                                         -------------------------------------------

Investment and Other Transactions
     Purchase of Dobson Park Industries plc,
       net of cash acquired of $4,631                                         --               --          (325,369)
     Purchase of Pulp Machinery Division of Ingersoll-Rand,
       net of cash acquired of $6,858                                         --               --          (112,372)
     Other acquisitions, net of cash acquired                            (40,192)          (5,325)           (4,783)
     Proceeds from sale of Material Handling                             341,000               --                --
     Proceeds from sale of J&L Fiber Services                            109,445               --                --
     Proceeds from sale of New Philadelphia Fan Co.                           --           18,051                --
     Proceeds from sale of Castings Division                                  --            7,229                --
     Proceeds from sale of Joy Environmental Technologies                     --               --            11,651
     Proceeds from sale of non-core Dobson Park businesses                 9,323           16,829            73,848
     Property, plant and equipment acquired                             (133,925)        (126,401)          (76,555)
     Property, plant and equipment retired                                16,893           31,291            16,656
     Other-- net                                                         (12,700)         (26,026)           10,664
-------------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used by)
     investment and other transactions                                   289,844          (84,352)        (406,260)

Financing Activities
     Purchase of treasury stock                                          (33,154)         (40,720)              --
     Dividends paid                                                      (18,556)         (19,151)         (18,905)
     Exercise of stock options                                             1,318            7,164            6,762
     Issuance of long-term obligations                                   292,300          261,411          197,611
     Redemption of long-term obligations                                 (11,763)        (198,117)          (2,334)
     (Decrease) increase in short-term notes payable                     (87,333)         161,644          (43,664)
-------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                             142,812          172,231           139,470
   Effect of Exchange Rate Changes on Cash and Cash Equivalents           (2,931)          (2,856)            1,041
-------------------------------------------------------------------------------------------------------------------------
   Increase (Decrease) in Cash and Cash Equivalents                          629           (7,553)         (202,107)
   Cash and Cash Equivalents at Beginning of Year                         29,383           36,936           239,043
-------------------------------------------------------------------------------------------------------------------------
   Cash and Cash Equivalents at End of Year                              $30,012          $29,383           $36,936
=========================================================================================================================

The Accompanying Notes are an Integral Part of the Financial Statements.




Consolidated Statement of Shareholders' Equity
(Dollar Amounts in Thousands)

                                              Capital in              Cumulative
                                      Common   Excess of    Retained Translation               Treasury
                                       Stock   Par Value    Earnings Adjustments       SECT       Stock       Total
-------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1995          $51,118    $603,712     $53,560   $(42,118)  $(60,483)   $(46,513)    $559,276
   Net income                                                114,217                                        114,217
   Translation adjustments                                                 4,534                              4,534
   Exercise of 320,172 stock options     282       5,730                                750                   6,762
   Issuance of restricted stock            7    (11,555)                             11,914                     366
   Dividends paid ($.40 per share)                          (19,602)                                        (19,602)
   Dividends on shares held by SECT                  697                                                        697
   Adjust SECT shares to market value             13,541                           (13,541)                      --
   230,000 shares purchased by
     employee benefit plans                        2,964                                          4,271       7,235
-------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1996           51,407     615,089     148,175    (37,584)   (61,360)    (42,242)     673,485
   Net income                                                125,281                                        125,281
   Translation adjustments                                               (3,856)                             (3,856)
   Exercise of 301,072 stock options     200       4,984                             1,980                    7,164
   Dividends paid ($.40 per share)                          (19,729)                                        (19,729)
   Dividends on shares held by SECT                  578                                                        578
   Adjust SECT shares to market value             (2,950)                            2,950                       --
   209,373 shares purchased by
     employee and director benefit plans           4,582                                         3,888        8,470
   1,062,457 shares acquired
     as treasury stock                                                                         (44,808)     (44,808)
   Amortization of unearned
     compensation on restricted stock              3,075                                                      3,075
-------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1997           51,607     625,358    253,727     (41,440)   (56,430)    (83,162)     749,660
   Net loss                                                 (18,533)                                        (18,533)
   Translation adjustments                                              (18,849)                            (18,849)
   Exercise of 61,767 stock options       62       1,256                                                      1,318
   Dividends paid ($.40 per share)                          (19,129)                                        (19,129)
   Dividends on shares held by SECT                  573                                                        573
   Adjust SECT shares to market value            (42,905)                            42,905                      --
   146,401 shares purchased
     by employee and director
     benefit plans                                 1,527                                          4,108       5,635
   1,338,554 shares acquired
     as treasury stock                                                                          (33,154)    (33,154)
   Rabbi Trust shares                                                                            (1,371)     (1,371)
   Amortization of unearned
     compensation on restricted stock                700                                                        700
-------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1998          $51,669    $586,509    $216,065   $(60,289)  $(13,525)  $(113,579)    $666,850
=========================================================================================================================

The Accompanying Notes are an Integral Part of the Financial Statements.




Notes to Consolidated Financial Statements
(Dollar amounts in thousands unless indicated)

Note 1
Significant Accounting Policies

Basis of Presentation: The consolidated financial statements and related notes give retroactive effect to the merger on November 29, 1994 with Joy Technologies Inc. ("JTI") for all periods presented, accounted for as a pooling of interests. The Consolidated Statement of Income has also been reclassified to reflect the Company's divestiture in 1998 of the P&H Material Handling ("Material Handling") segment, and in 1995 of the Systems Group and Joy Environmental Technologies
("JET"), all accounted for as discontinued operations (See Note 16 --Discontinued Operations.) The term "Company" as used in these consolidated financial statements refers to Harnischfeger Industries, Inc. and its subsidiaries.

Principles of Consolidation: The consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could differ from those estimates.

Inventories: Inventories are stated at the lower of cost or market value. Cost is determined by the last-in, first-out (LIFO) method for substantially all domestic inventories and by the first-in, first-out (FIFO) method for the inventories of foreign subsidiaries.

Revenue Recognition: Revenue on long-term contracts is generally recorded using the percentage-of-completion method for financial reporting purposes. Contracts for pulp and papermaking machinery and certain mining equipment are included. Losses, if any, are recognized in full as soon as identified. Sales of other products and services are recorded as products are shipped or services are rendered.

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

     For operations whose functional currency is the local currency, translation adjustments are accumulated in a separate section of shareholders' equity. Transaction gains and losses, as well as translation adjustments relating to operations whose functional currency is the U.S. dollar, are reflected in income. Pre-tax foreign exchange losses included in operating income (loss) were $(2,150), $(811) and $(983) in 1998, 1997 and 1996, respectively.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired companies and is amortized on a straight-line basis over periods ranging up to 40 years. Consistent with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the Company annually evaluates whether the projected earnings and undiscounted cash flows of the acquired companies are sufficient to recover the carrying value of the net investment, including goodwill, in order to determine if an impairment has occurred. Other intangible assets are amortized over the shorter of their legal or economic useful lives ranging from 5 to 20 years. Accumulated amortization was $100,679 and $95,033 at October 31, 1998 and 1997, respectively.

Income Taxes: Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for tax basis carryforwards. A valuation allowance is provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets (See Note 6 -- Income Taxes.)

Research and Development Expenses: Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $49,131, $38,725 and $34,152 in 1998, 1997 and 1996, respectively. Certain capital expenditures used in research activities, such as the construction of a pilot paper machine used in research and for customer tests, are capitalized and depreciated over their expected useful lives.

Earnings Per Share: In the first quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share". This statement establishes revised standards for computing and presenting earnings per share. All prior periods have been restated (See Note 17 -- Earnings Per Share.) Shares in the Stock Employee Compensation Trust ("SECT") are not considered outstanding for purposes of computing earnings per share.

Future Accounting Changes: In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income". The standard requires that certain items recognized under accounting principles as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt the standard in fiscal 1999.

     In June, 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This standard establishes new requirements for the reporting of segment information by public entities. All prior periods will be required to be restated. The Company will adopt this standard in fiscal 1999.

     In February, 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This standard's objective is to improve pension and other postretirement benefits disclosure. The Company will adopt the standard in fiscal 1999.

     In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard addresses the accounting for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. The Company will adopt this standard in fiscal 2000.

     It is not expected that SFAS No. 130, 131, 132, or 133 will result in significant changes to the Company's disclosures or financial results.

Note 2
Acquisitions

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

     In fiscal 1996, the Company completed the acquisition of Dobson Park Industries plc ("Dobson") for a purchase price of approximately $330,000, including acquisition costs, plus the assumption of net debt of approximately $40,000.

     The Company has substantially integrated Longwall's (the main subsidiary of Dobson) operations, thus enabling Joy Mining Machinery ("Joy") to offer integrated underground longwall mining systems to the worldwide mining industry. As a result of this integration, the Company established purchase accounting reserves to provide for the estimated costs of this effort. The reserves related primarily to the closure of selected manufacturing and service facilities, severance and relocation costs approximated $71,000.

     As part of the Dobson acquisition, several non-mining businesses were designated as businesses held for sale. At October 31, 1998, all of the businesses had been sold for slightly more than $100,000, the original amount recorded on the Consolidated Balance Sheet.

     On March 27, 1996, Beloit Corporation ("Beloit") purchased the assets of the Pulp Machinery Division of Ingersoll-Rand Company ("IMPCO") for $119,230, including acquisition costs. The acquisition was accounted for as a purchase transaction with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill is being amortized over 40 years.

Note 3
Restructuring Charge
In the second quarter of fiscal 1998,
Beloit recorded a $65,000 restructuring charge ($31,900 after tax and minority interest). The charge includes costs related to severance for approximately 1,000 people worldwide, facility closures, and disposal of machinery and equipment. Closure of a pulping-related manufacturing facility in Sherbrooke, Quebec, Canada has been completed, and closure of a similar facility in Dalton, Massachusetts will be complete in the first quarter of fiscal 1999. The paper-related manufacturing facility in the United Kingdom is being converted to a center of excellence responsible for rolls, while the Italian operation is expected to be converted from a full-line manufacturing operation to a MillPro(SM) aftermarket center for central and southern Europe. The cash and noncash elements of the restructuring charge approximated $32,500 and $32,500, respectively. Management anticipates that the reserves will be substantially utilized within the next year. As of October 31, 1998, approximately 670 employees have been terminated in accordance with this plan. Details of this restructuring charge are as follows:
                                        Original     Reserve       10/31/98
                                        Reserve      Utilized      Reserve
-------------------------------------------------------------------------------
Employee severance                      $25,800      $(10,486)      $15,314
Facility closures                        33,300       (12,477)       20,823
Machinery and equipment dispositions      5,900        (2,512)        3,388
-------------------------------------------------------------------------------
Pre-tax charge                          $65,000      $(25,475)      $39,525
===============================================================================

In the fourth quarter of fiscal 1996, Beloit recorded a restructuring charge of $43,000 ($21,830 after tax and minority interest.) The restructuring was designed to provide for severance of approximately 500 employees worldwide, disposition of machinery and equipment, closure of certain facilities and the sale of certain capital intensive businesses. At October 31, 1998, all activity related to this restructuring was substantially completed.

Note 4
Accounts Receivable

Accounts receivable at October 31 consisted of the following:
                                                              1998       1997
-------------------------------------------------------------------------------
Trade receivables                                           $337,003   $438,591
Unbilled receivables                                         365,212    405,897
Allowance for doubtful accounts and contract losses           (9,889)    (8,319)
-------------------------------------------------------------------------------
                                                            $692,326   $836,169
===============================================================================

The amount of trade receivables due beyond one year is not significant. (See
Note 18- Beloit APP Contracts.)

Note 5
Inventories at October 31 consisted of the following:

                                                               1998       1997
-------------------------------------------------------------------------------
Finished goods                                               $366,346   $274,391
Work in process and purchased parts                           198,765    247,568
Raw materials                                                  96,920    132,980
                                                              ------------------
                                                              662,031    654,939

Less excess of current cost over stated LIFO value            (51,553)  (60,178)
-------------------------------------------------------------------------------
                                                             $610,478   $594,761
===============================================================================

Inventories valued using the LIFO method represented approximately 66% and 54% of consolidated inventories at October 31, 1998 and 1997, respectively.

Note 6
Income Taxes

The components of income (loss) for the Company's domestic and foreign operations for the years ended October 31 were as follows:

                                           1998        1997       1996
--------------------------------------------------------------------------------
Domestic                                $(343,780)     $94,666    $57,189
Foreign                                   (44,856)      86,462     91,710
--------------------------------------------------------------------------------
Pre-tax income (loss)
from continuing operations              $(388,636)   $181,128    $148,899
================================================================================

The  consolidated   provision   (benefit)  for  income  taxes  included  in  the
Consolidated Statement of Income for the years ended October 31 consisted of the following:

                                          1998        1997       1996
--------------------------------------------------------------------------------
Current provision (benefit):
 Federal                                 $2,081    $(5,048)     $4,957
 State                                    4,633      1,618       2,288
 Foreign                                  5,998     24,691      36,474
--------------------------------------------------------------------------------
Total current                            12,712     21,261      43,719
Deferred provision (benefit):
 Federal                               (108,564)    44,784      13,409
 State and foreign                      (17,193)      (236)      6,472
--------------------------------------------------------------------------------
Total deferred                         (125,757)    44,548      19,881
--------------------------------------------------------------------------------
Total consolidated income tax
provision (benefit)                   $(113,045)   $65,809     $63,600
================================================================================

The income tax provision (benefit) is included in the Consolidated Statement of Income as follows:

                                                1998        1997       1996
--------------------------------------------------------------------------------
Continuing operations                        $(160,300)     $61,555    $52,098
Income from and net gain on
sale of discontinued operation                  47,255       12,920     11,502
Extraordinary item -- retirement of debt          --         (8,666)      --
--------------------------------------------------------------------------------
                                             $(113,045)     $65,809    $63,600
================================================================================

The difference between the federal statutory tax rate and the effective tax rate on continuing operations for the years ended October 31 are as follows:

                                                   1998        1997       1996
--------------------------------------------------------------------------------
Federal statutory tax rate                        (35.0)%      35.0%      35.0%
Goodwill amortization not
deductible for tax purposes                         0.9         1.9        2.3
Differences in foreign and U.S. tax rates           1.0        11.3        4.2
Differences in Foreign Sales
Corporation and U.S. tax rate                      (1.0)       (0.9)      (0.8)
State income taxes, net of federal tax impact       0.7         1.0        2.2
General business and foreign tax credits utilized  (1.0)      (17.5)     (11.1)
Resolution of various tax audits                   (2.7)        --          --
Benefit related to capital transaction             (4.5)        --          --
Other items-- net                                   0.4         3.2        3.2
--------------------------------------------------------------------------------
Effective tax rate                                (41.2)%      34.0%      35.0%
================================================================================

Temporary differences and carryforwards which gave rise to the net deferred tax asset (liability) at October 31 are as follows:

                                                   1998       1997
--------------------------------------------------------------------------------
Inventories                                      $(7,021)  $(16,788)
Reserves not currently deductible                 62,041      5,757
Depreciation and amortization
in excess of book expense                        (31,422)   (41,926)
Employee benefit related items                    30,507     15,319
Tax credit carryforwards                          41,718     28,300
Tax loss carryforwards                           147,845     65,032
Other-- net                                      (77,663)   (65,618)
Valuation allowance                              (47,038)   (34,895)
--------------------------------------------------------------------------------
Net deferred tax asset (liability)              $118,967   $(44,819)
================================================================================

This net asset (liability) is included in the Consolidated Balance Sheet in the following captions:
                                                    1998       1997
--------------------------------------------------------------------------------
Prepaid income taxes                              $74,186    $33,852
Deferred income taxes                              44,781   (78,671)
--------------------------------------------------------------------------------
                                                 $118,967  $(44,819)
================================================================================

At October 31, 1998, the Company had general business tax credits of $23,794 expiring in 2007-2013, foreign tax credit carryforwards of $8,377 expiring in 2002-2003, and alternative minimum tax credit carryforwards of $9,547 which do not expire. In addition, tax loss carryforwards consisted of foreign carryforwards of $40,283 with various expiration dates, federal carryforwards of $78,020 (pre-tax of $222,900) expiring in 2018, and state carryforwards of $29,542 with various states and expiration dates. The carryforwards will be available for the reduction of future income tax liabilities; a valuation allowance has been recorded against certain of these carryforwards for which utilization is uncertain.

     U.S. income taxes, net of foreign taxes paid or payable, have been provided on the undistributed profits of foreign subsidiaries, except in those instances where such profits are expected to be permanently reinvested. Such unremitted earnings of subsidiaries which have been or are intended to be permanently reinvested were $202,200 at October 31, 1998. If for some reason not presently contemplated, such profits were to be remitted or otherwise become subject to U.S. income tax, the Company expects to incur tax at substantially less than the U.S. income tax rate as a result of foreign tax credits that would be available.

     Income  taxes paid were  $45,039,  $11,809 and  $30,205 for 1998,  1997 and
1996, respectively.

Note 7

Long-Term Obligations, Bank Credit Facilities and Interest Expense. Long-term obligations at October 31 consisted of the following:

                                                  1998       1997
--------------------------------------------------------------------------------
10 1/4% Senior Notes, due 2003                 $   --       $7,730
8.9% Debentures, due 2022                        75,000     75,000
8.7% Debentures, due 2022                        75,000     75,000
7 1/4% Debentures, due 2025 (net of discount
 of $1,233 and $1,247                           148,767    148,753
6 7/8% Debentures, due 2027 (net of discount
of $106 and $111)                               149,894    149,889
Senior Notes,  Series A through D, at
interest rates of between 8.9% and 9.1%,
due 1999 to 2006                                 69,546     71,364
Australian Term Loan Facility, due 2000          56,169       --
Revolving Credit Facility                       375,000    150,000
Industrial Revenue Bonds, at interest rates
of between 5.9% and 8.8%, due 1999
to 2017                                          32,820     33,400
Other                                            19,377     14,057
--------------------------------------------------------------------------------
                                              1,001,573    725,193
Less: Amounts due within one year               (38,776)   (11,727)
--------------------------------------------------------------------------------
                                               $962,797   $713,466
================================================================================

On October 7, 1997, JTI issued a fixed-spread tender offer to purchase any and all of its 10 1/4% Senior Notes. This offer expired on October 21, 1997 with $180,650 being repurchased under the offer. In 1997, as a result of the 101/4% Senior Note repurchases, the Company recorded an extraordinary loss on debt retirement, net of applicable income taxes, of $(12,999), or $(0.27) per basic share, consisting primarily of unamortized financing costs and purchase premiums. Debt purchased was funded through available cash and credit facilities.

     The 10 1/4% Senior Notes were callable on or after September 1, 1998 at 105.125%. The Company called the remaining notes on September 1, 1998 for $7,730 plus interest and premium of $792.

     The 7 1/4% debentures were issued on December 19, 1995 at a price of 99.153%. The debentures mature on December 15, 2025, are not redeemable prior to maturity and are not subject to any sinking fund requirements.

     In 1996, the Company filed a shelf registration with the Securities and Exchange Commission for the sale of up to $200,000 of debt securities. On
February 25, 1997, $150,000 of 6 7/8% debentures were issued at a price of 99.925%. Proceeds were used for repayment of short-term indebtedness. The debentures mature on February 15, 2027, are not redeemable by the Company prior to maturity and are not subject to any sinking fund requirements. Each holder of the debentures has the right to require the Company to repay the holders, in whole or in part, on February 15, 2007, at a repayment price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest.

     The Senior Notes, Series A through D, are privately placed and unsecured. The Series D Notes provide for eleven equal annual repayments of principal plus accrued interest beginning in 1996; Series A through C Notes are due at maturity in 1999, 1999, and 2001, respectively.

     One of the Company's Australian subsidiaries maintains a committed three-year $90,000 Australian dollar ($56,169 U.S. dollar) term loan facility with a group of four banks at rates expressed in relation to Australian dollar-denominated Bank Bills of Exchange. A commitment fee is payable on any unused portions of the loan. As of October 31, 1998, the loan was fully utilized.

     The Company maintains a committed Revolving Credit Facility Agreement with certain domestic and foreign financial institutions that allows for borrowings of up to $500,000 at rates expressed in relation to LIBOR and other rates and which expires in October, 2002. A facility fee is payable on the Revolving Credit Facility. At October 31, 1998, direct outstanding borrowings under the facility were $375,000 and commercial paper borrowings, considered a utilization of the facility, were $5,610.

     The terms of certain of the debt agreements place limits on the amount of additional long-term debt the Company may issue and require maintenance of a minimum consolidated net worth, as defined. Additional funded debt may be incurred if immediately thereafter consolidated funded debt does not exceed 50% of consolidated total tangible assets, as defined.

     In February, 1998, the Company filed a shelf registration with the Securities and Exchange Commission for $200,000 of debt securities. To date, no securities have been issued under this registration. The Company also has $50,000 of debt securities remaining from a shelf registration filed in 1996.

 Installments payable to holders of the outstanding long-term obligations of the Company are due as follows:

1999                                            $38,776
2000                                             70,805
2001                                             22,645
2002                                            383,637
2003                                              2,437
--------------------------------------------------------------------------------

At October 31, 1998, short-term bank credit lines of foreign subsidiaries were approximately $164,173. The outstanding borrowings were $51,937 with a weighted average interest rate of 12.96%. There were no compensating balance requirements under these lines of credit. Domestic credit facilities other than the revolving credit agreement were approximately $40,000 of which $36,000 has been utilized. The weighted average interest rate for these loans was 6.42%.
Net interest expense consisted of the following:

                                        1998        1997       1996
--------------------------------------------------------------------------------
Interest income                        $8,509      $3,309     $6,505
Interest expense                      (89,849)    (75,454)   (68,518)
--------------------------------------------------------------------------------
Interest expense-- net               $(81,340)   $(72,145)  $(62,013)
================================================================================

Interest  paid  was  $86,380,  $76,378  and  $65,161  in 1998,  1997  and  1996,
respectively.

Note 8
Pensions and Other Employee Benefits

The Company and its subsidiaries have a number of defined benefit, defined contribution and government mandated pension plans covering substantially all employees. Benefits from these plans are based on factors which include various combinations of years of service, fixed monetary amounts per year of service, employee compensation during the last years of employment and the recipient's social security benefit. The Company's funding policy with respect to its qualified plans is to contribute annually not less than the minimum required by applicable law and regulation nor more than the amount which can be deducted for income tax purposes. The Company also has a nonqualified senior executive supplemental pension plan, which is based on credited years of service and compensation during the last years of employment.

     Certain foreign plans, which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of October 31, 1998 and 1997.

     The Company recorded an additional minimum pension liability and intangible asset of $4,513 and $5,600 in 1998 and 1997, respectively, to recognize the unfunded accumulated benefit obligation of certain plans. Pension expense for all plans of the Company was $18,347 in 1998, $20,953 in 1997 and $19,132 in 1996. Net periodic pension costs for U.S. plans and plans of subsidiaries outside the United States for which SFAS No. 87, "Employers' Accounting for Pensions," has been adopted included the following components:

                                                    1998        1997       1996
--------------------------------------------------------------------------------
Service cost benefits earned during the year       $25,185   $23,602   $22,892
Interest cost on projected benefit obligation       65,038    62,722    56,792
Actual gain on plan assets                         (77,112) (115,397)  (98,003)
Net amortization and deferral                          (15)   43,277    33,832
--------------------------------------------------------------------------------
Net periodic pension cost                         $13,096     $14,204    $15,513
================================================================================


The discount rate used for U.S. plans was 7.0% in 1998, 7.5% in 1997 and 8.0% in 1996 and for non-U.S. plans ranged from 6.0%-15.0%. The assumed rate of increase in future compensation of U.S. salaried employees was 4.0% in 1998, 4.5% in 1997 and 5.0% in 1996 and for non-U.S. salaried employees ranged from 2.0% to 12.0%. Benefits under the hourly employee plans are generally not based on wages. The expected long-term rate of return on assets for U.S. plans was 10.0% and for non-U.S. plans ranged from 10.0% to 16.0%. The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

The following table sets forth the plans' funded status at October 31:
                                                                1998                               1997
                                                    Plans With        Plans With       Plans With        Plans With
                                                        Assets       Accumulated           Assets       Accumulated
                                                     Exceeding          Benefits        Exceeding          Benefits
                                                   Accumulated         Exceeding      Accumulated         Exceeding
Assets                                                Benefits            Assets         Benefits          Benefits
---------------------------------------------------------------------------------------------------------------------------
Actuarial present value of:
   Vested benefits                                    $598,598          $249,612         $715,967           $30,043
   Accumulated benefits                                634,248           269,288          757,050            35,492
Projected benefits                                     704,658           277,511          827,474            42,903
Net assets available for benefits                      687,058           224,660          864,281             9,836
---------------------------------------------------------------------------------------------------------------------------
Plans' assets greater (less) than projected benefits   (17,600)          (52,851)          36,807           (33,067)
Unrecognized (asset) obligation existing at adoption    (6,497)            1,939           (5,328)              663
Unrecognized prior service cost                          3,189            44,763           33,657             1,801
Unrecognized net (gain) loss                            49,248             2,350          (18,341)            9,272
---------------------------------------------------------------------------------------------------------------------------
Net pension asset (liability)                          $28,340           $(3,799)         $46,795          $(21,331)
===========================================================================================================================

Pension plan assets consist primarily of trust funds with diversified portfolios of primarily equity and fixed income investments.

     The Company has a profit sharing plan which covers substantially all domestic employees except certain employees covered by collective bargaining agreements and employees of subsidiaries with separate defined contribution plans. Payments to the plan are based on the Company's EVA performance. Profit sharing expense was $0 in 1998, $9,957 in 1997 and $10,783 in 1996.

Note 9
Postretirement  Benefits  Other Than  Pensions

The Company generally provides certain health care and life insurance benefits under various plans for U.S. employees who retire after attaining early retirement eligibility, subject to the plan amendments discussed below.

     The weighted average discount rate used in determining the postretirement benefit obligation was 7.0%, 7.5% and 8.0% at October 31, 1998, 1997 and 1996, respectively.

     The following table sets forth the plans' funded status and amounts recognized in the Company's Consolidated Balance Sheet as of October 31:

                                                             1998       1997
Accumulated postretirement benefit obligation:
Retirees                                                  $45,885    $53,531
Fully eligible active plan participants                     1,681      2,052
Other active plan participants                              3,164      3,182
--------------------------------------------------------------------------------
 Total                                                     50,730     58,765
Plan assets at fair value                                      --         --
--------------------------------------------------------------------------------
Accumulated postretirement benefit
obligation in excess of plan assets                        50,730     58,765
Unrecognized prior service credit                              --     11,903
Unrecognized gain (loss)                                  (11,040)     2,590
--------------------------------------------------------------------------------
Accrued postretirement benefit liability                   39,690     73,258
Less: Current portion                                       5,503     17,056
--------------------------------------------------------------------------------
   Total                                                  $34,187    $56,202
================================================================================

For measurement purposes, an assumed annual rate of increase in the per capita cost of covered health care benefits ranged from 5.9% to 8.0% for non-Medicare eligible participants (a range of 5.3% to 7.6% was used for Medicare eligible participants). These rates were assumed to decrease gradually to 5.0% for most participants by 2001 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of October 31, 1998 by $3,900 and the aggregate service cost and interest cost components of the net periodic postretirement benefit cost for the year by $400.
Postretirement life insurance benefits have a minimal effect on the total benefit obligation.

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

Net periodic postretirement benefit cost includes the following components:

                                                  1998        1997       1996
--------------------------------------------------------------------------------
Service cost                                      $173        $163       $327
Interest cost on accumulated
postretirement benefit obligation                3,850       4,743      5,632
Amortization of prior service (credit)         (11,903)    (12,810)   (10,780)
Net amortization and deferral                   (6,738)     (2,943)    (2,624)
--------------------------------------------------------------------------------
Net periodic postretirement benefit cost      $(14,618)   $(10,847)   $(7,445)
================================================================================

Note 10
Shareholders' Equity and Stock Options

The Company's authorized common stock amounts to 150,000,000 shares. A Preferred Stock Purchase Right is attached to each share of common stock which entitles a shareholder to exercise certain rights in the event a person or group acquires or seeks to acquire 15% or more of the outstanding common stock of the Company.

     In September, 1997, the Company announced that the board of directors had authorized the purchase of up to ten million shares of the Company's common stock. As of October 31, 1998, the Company had repurchased 1,772,900 shares through open-market transactions at a cost of approximately $68,263. No shares were repurchased under this program during the latter part of 1998.

     In May, 1998, the Emerging Issues Task Force ("EITF") issued EITF 97-14 which addresses the accounting for deferred compensation arrangements where amounts earned by an employee are invested in the employer's stock and placed in a "rabbi trust". In September 1998, 621,149 shares in the Company's Deferred Compensation Trust were distributed including 479,302 shares distributed to the Company to fund withholding tax liabilities. Shares not distributed and remaining in the Company's Deferred Compensation Trust (145,251 shares) relate to the Directors Plan and to inactive employees and are considered as treasury stock with an offset to compensation liability. Consistent with the EITF, since the plan permits diversification for settlement in cash, Company shares or diversified assets, the Company will mark to market the liability to reflect the market value of the shares remaining in the trust.

     In fiscal 1997, the Company adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," but elected to continue to measure compensation cost using the intrinsic value method, in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options granted in 1996, 1997, and 1998 consistent with the methodology in SFAS No. 123, the pro forma effects on the Company's net income and earnings per share would not have been material.

     The fair value of each option granted in 1996, 1997 and 1998 was estimated using the Black-Scholes option-pricing method with the following weighted average assumptions:

                                    1998             1997             1996
--------------------------------------------------------------------------------
Expected stock price volatility    30.45%           29.45%           29.45%
Risk-free interest rate             4.6%             6.5%             6.5%
Expected life of options          7 years          7 years          7 years
Expected dividends             $0.40 per share  $0.40 per share  $0.40 per share
--------------------------------------------------------------------------------

In 1997, the Company established a new long-term incentive compensation plan which covers a limited number of key senior executives of the Company. The plan, which replaces traditional stock options for these participants, consists of awards of up to an aggregate of 1,200,000 shares based upon achievement of pre-established stock price improvement factors. The base stock price was set at $40.87 per share. The minimum requirements of the plan call for a portion of the shares to be awarded if a 30% increase in stock price occurs within three years. The shares shall be fully awarded if the stock price increases 50% within three years or 70% within five years. As the stock price has declined since inception of the plan, no compensation expense was recorded in fiscal 1998 or 1997.

     In 1998, addressing concerns expressed by certain shareholders with the cliff vesting feature of the plan, the Company modified the plan to include a change-of-control feature. In the event of a change of control, awards would be made at prices below the minimum prices stated in the plan.

     At the April 9, 1996 annual meeting, shareholders approved a new Stock Incentive Plan. This plan provides for the granting, up to April 9, 2006, of qualified and non-qualified options, stock appreciation rights, restricted stock and performance units to key employees for not more than 2,000,000 shares of common stock. Non-qualified options covering 1,133,302 shares were granted under the plan in 1998, including 479,302 shares which were granted, in connection with the EITF 97-14 distribution described above.

     The Company's 1988 Incentive Stock Plan provides for the granting of qualified and non-qualified options, stock appreciation rights and restricted stock to key employees for not more than 3,600,000 shares of common stock. In fiscal 1996, non-qualified options and restricted stock covering 4,000 and 347,857 shares, respectively, were granted under this plan. The restricted stock was issued in connection with the cancellation of the employment contracts of certain senior executive officers, and provided that shares would be forfeited if the officer voluntarily terminated employment before age 55. During 1997, the shares were surrendered in exchange for comparable payment rights based on stock held in the Company's Deferred Compensation Trust. These shares were distributed in 1998 in connection with its EITF 97-14 distribution discussed above, subject to the restriction that the recipients would not sell the shares as long as they remain employees of the Company. Following shareholder approval of the 1996 Stock Incentive Plan, the 1988 Incentive Stock Plan terminated for the granting of future awards.

     Since the inception of the 1978 and 1988 Incentive Stock Plans and the 1996 Stock Incentive Plan, options for the purchase of 5,293,707 shares have been granted at prices ranging from $6.75 to $47.00 per share. At October 31, 1998, 2,111,030 of the options were outstanding, 1,962,842 had been exercised and 1,219,835 had expired. Generally, the options become exercisable in cumulative installments of one-fourth of the shares in each year beginning six months from the date of the grant.

Certain information regarding stock options is as follows:

                                           Number       Weighted Average
                                        of Shares        Price Per Share
--------------------------------------------------------------------------------
Outstanding at October 31, 1995         1,444,286                 $23.88
Granted                                   494,900                  37.83
Exercised                                (320,172)                 20.97
Canceled or expired                      (120,680)                 23.86
--------------------------------------------------------------------------------
Outstanding at October 31, 1996         1,498,334                  29.11
Granted                                    30,000                  43.29
Exercised                                (301,072)                 23.80
Canceled or expired                       (67,491)                 30.37
--------------------------------------------------------------------------------
Outstanding at October 31, 1997         1,159,771                  30.78
Granted                                 1,133,302                  17.73
Exercised                                 (61,767)                 21.33
Canceled or expired                      (120,276)                 34.52
--------------------------------------------------------------------------------
Outstanding at October 31, 1998         2,111,030                  23.84
--------------------------------------------------------------------------------
Exercisable at October 31, 1998         1,239,052                 $20.76
================================================================================

The weighted average contractual life of options outstanding at October 31, 1998 is 8.41 years with exercise prices ranging from $6.85 to $44.50.

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

     Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $24,468, $23,973 and $25,570 in 1998, 1997 and 1996,
respectively.

     At October 31, 1998, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance, were as follows:

1999                                            $28,271
2000                                             20,437
2001                                             14,478
2002                                             11,546
2003                                             10,340
2004 and thereafter                              71,823
--------------------------------------------------------------------------------

Note 12
Commitments, Contingencies and Off-Balance-Sheet Risks

At October 31, 1998, the Company was contingently liable to banks, financial institutions and others for approximately $479,000 for outstanding letters of credit securing performance of sales contracts and other guarantees in the ordinary course of business. The Company may also guarantee performance of its equipment at levels specified in sales contracts without the requirement of a letter of credit.

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

     One of the claims against Beloit involves a lawsuit brought by Potlatch Corporation that alleges pulp line washers supplied by Beloit for less than $15,000 failed to perform satisfactorily (See Note 19 -- Potlatch for additional information.)

     The Company and its senior executives have been named as defendants in three purported class action suits, entitled Great Neck Capital Appreciation Investment Partnership, L.P. v. Jeffery T. Grade, et al., C. William Carter v. Harnischfeger Industries, Inc.et al., and Norman Ellison v. Jeffery T. Grade, et al., filed on June 5, 1998, June 11, 1998 and July 21, 1998, respectively, in the United States District Court for the Eastern District of Wisconsin. These actions, which have now been consolidated, seek damages in an unspecified amount on behalf of an alleged class of purchasers of the Company's common stock, based principally on allegations that the Company's disclosures with respect to the Indonesian contracts of Beloit (discussed in Note 18 -- Beloit APP Contracts) violated the federal securities laws.

     The Company's ability to realize the unbilled receivables that is discussed in Note 18 -- Beloit APP Contracts.

     The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that these matters will not have a materially adverse effect on its consolidated financial position or results of operations.

     The Company has entered into various foreign currency exchange contracts with major international financial institutions designed to minimize its exposure to exchange rate fluctuations on foreign currency transactions. These contracts are used to hedge known cash receipts and disbursements in the ordinary course of business. At October 31, 1998, the outstanding net U.S. dollar face amounts of contracts to cover sales and purchase activity totaled approximately $43,000. In addition, at October 31, 1998, the Company had outstanding foreign exchange contracts totaling $11,785 to cover interest and borrowing obligations. The difference between contract and estimated fair values at October 31, 1998 was not significant. It is the Company's policy not to enter into highly leveraged transactions or other "derivative" instruments.

Note 13
Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents: The carrying value approximates fair value because of the short maturity of those instruments.

Long-Term Obligations: The fair value of the Company's long-term obligations has been based on prevailing market quotations and by discounting cash flows using current market yields quoted on similar issues. The estimated fair values of the Company's financial instruments at October 31, 1998 and 1997 are as follows:

1998                          Carrying Value Fair Value
-------------------------------------------------------
Cash and Cash Equivalents            $30,012    $30,012
-------------------------------------------------------
Long-Term Obligations            (1,001,573)(1,042,130)
=======================================================

1997                          Carrying Value Fair Value
-------------------------------------------------------
Cash and Cash Equivalents            $29,383    $29,383
=======================================================
Long-Term Obligations              (725,193)  (769,361)


Note 14
Transactions With Affiliated Companies

Mitsubishi Heavy Industries, Ltd. ("Mitsubishi") owns a 20% interest in Beloit In connection with this ownership interest, Mitsubishi entered into certain agreements that provide it with the right to designate one of Beloit's five directors. The agreements also place certain restrictions on the transfer of Beloit stock. In the event of change in control of the the company to someone engaged in the pulp and paper machinery business, Mitsubishi has the right to sell its 20% interest back to the Company for the greater of $60,000 or the book value of its equity interest. Transactions with related parties for the years ending October 31 were as follows:

                            1998        1997       1996
--------------------------------------------------------------------------------
Sales                     $3,449      $3,965     $1,267
Purchases                 14,091      39,413        223
Receivables                7,017       8,291      6,306
Payables                   5,092      18,994         41
License Income             4,666       7,831      7,127
--------------------------------------------------------------------------------

The Company believes that its transactions with related parties were competitive with alternate sources of supply for each party involved.

Note 15
Segment Information

The Company designs, manufactures, markets and services products structured into two industry segments. The "Mining Equipment Segment" consists of P&H Mining Equipment and Joy. P&H Mining Equipment designs, manufactures and markets electric mining shovels, electric and diesel-electric draglines, buckets, large rotary blasthole drilling equipment and related replacement parts for the surface mining and quarrying industries. Joy designs, manufactures and distributes continuous miners, longwall shearers, roof supports, face conveyors, shuttle cars and flexible conveyor train continuous haulage systems for use in the underground extraction of coal and other minerals. In addition, Joy engineers, manufactures and markets worldwide a highwall mining system for the extraction of coal from exposed surface seams in the walls of surface coal mines, trenches and mountainside benches. It also rebuilds and services installed equipment and sells spare parts for the equipment it manufactures.

     The "Pulp and Paper Machinery Segment" (Beloit Corporation) designs, manufactures, services and markets papermaking machinery and allied equipment for the pulp and paper industries. Sales to a Pacific Rim customer in this segment approximated 5% and 15% of the Company's consolidated net sales for fiscal 1998 and 1997, respectively, and the related accounts receivable from this customer approximated 26% and 25% of consolidated accounts receivable at October 31, 1998 and October 31, 1997, respectively.

     Intersegment   sales  are  not   significant.   Corporate   assets  include
principally cash, cash equivalents, and administration facilities.

Segments of Business by Industry
                                       Total         Operating  Depreciation and          Capital      Identifiable
                                       Sales       Income(Loss)     Amortization     Expenditures            Assets
-------------------------------------------------------------------------------------------------------------------------
1998
Mining Equipment                  $1,212,307           $81,984           $43,015          $53,459        $1,407,193
Pulp and Paper Machinery             829,753          (368,689)(1)        42,371           80,289         1,326,722
-------------------------------------------------------------------------------------------------------------------------
   Total continuing operations     2,042,060          (286,705)           85,386          133,748         2,733,915
Corporate                                 --           (20,591)            1,374              177            53,344
-------------------------------------------------------------------------------------------------------------------------
   Consolidated total             $2,042,060         $(307,296)          $86,760         $133,925        $2,787,259
=========================================================================================================================

1997
Mining Equipment                  $1,467,341          $201,803           $41,231          $61,004        $1,371,484
Pulp and Paper Machinery           1,267,847            76,485(2)         45,122           53,616         1,240,764
-------------------------------------------------------------------------------------------------------------------------
   Total continuing operations     2,735,188           278,288            86,353          114,620         2,612,248
Discontinued operation                    --                --                --               --           232,559
Corporate                                 --           (25,015)            1,108           11,781            79,728
-------------------------------------------------------------------------------------------------------------------------
   Consolidated total             $2,735,188          $253,273           $87,461         $126,401        $2,924,535
=========================================================================================================================

1996
Mining Equipment                  $1,405,936          $183,141           $44,051          $23,938        $1,362,435
Pulp and Paper Machinery           1,134,779            48,511(3)         38,788           39,769         1,023,819
-------------------------------------------------------------------------------------------------------------------------
   Total continuing operations     2,540,715           231,652            82,839           63,707         2,386,254
Discontinued operation                    --                --                --               --           204,412
Corporate                                 --           (20,740)               538           12,848            99,363
-------------------------------------------------------------------------------------------------------------------------
   Consolidated total             $2,540,715          $210,912           $83,377          $76,555        $2,690,029

(1) After anticipated losses on contracts of $127,400, settlement of a contract dispute of $37,000 and a restructuring charge of $65,000.
(2) After anticipated losses on contracts of $27,600. (3) After restructuring charge of $43,000.

Geographical Segment Information
                                                                        Sales to
                                       Total        Interarea       Unaffiliated       Operating       Identifiable
                                       Sales            Sales          Customers    Income (Loss)            Assets
-------------------------------------------------------------------------------------------------------------------------
1998
   United States                  $1,555,951        $(400,889)        $1,155,062       $(259,319)        $2,149,597
   Europe                            439,286         (137,181)           302,105         (38,941)           615,290
   Other Foreign                     675,539          (90,646)           584,893         (30,563)           397,881
   Interarea Eliminations          (628,716)          628,716                 --          42,118           (428,853)
-------------------------------------------------------------------------------------------------------------------------
                                 $2,042,060               $--         $2,042,060       $(286,705)        $2,733,915
=========================================================================================================================

1997
   United States                 $1,915,675         $(280,314)        $1,635,361         $187,838        $1,651,129
   Europe                           661,159          (161,063)           500,096          107,967           632,465
   Other Foreign                    609,306            (9,575)           599,731           47,787           412,283
   Interarea Eliminations          (450,952)          450,952                 --          (65,304)          (83,629)
                                 $2,735,188               $--         $2,735,188         $278,288        $2,612,248
=========================================================================================================================

1996
   United States                 $1,646,964         $(212,543)        $1,434,421         $131,377        $1,333,461
   Europe                           734,780          (155,323)           579,457           78,838           655,073
   Other Foreign                    551,479           (24,642)           526,837           47,917           442,618
   Interarea Eliminations          (392,508)          392,508                --          (26,480)          (44,898)
-------------------------------------------------------------------------------------------------------------------------
                                 $2,540,715               $--         $2,540,715         $231,652        $2,386,254
=========================================================================================================================

Exports of U.S.-produced products were approximately $302,000, $480,000 and $304,000 in 1998, 1997 and 1996, respectively.

Note 16
Discontinued Operations

On March 30, 1998, the Company completed the sale of approximately 80% of the common stock of the Company's Material Handling segment to Chartwell Investments, Inc. in a leveraged recapitalization transaction. As such, the accompanying financial statements have been reclassified to reflect Material Handling as a discontinued operation. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities of Material Handling and holds one board of director seat in the new company. In addition, the Company has licensed Material Handling to use the "P&H" trademark on existing Material Handling-produced products on a worldwide basis for periods specified in the agreement for a royalty fee payable over a ten year period. The Company reported a $151,500 after-tax gain on the sale of this discontinued operation in the second quarter of fiscal 1998. Proceeds consisted of $341,000 in cash and $4,800 in preferred stock with a 12.25% Payment-in-Kind dividend; $7,200 in common stock was not reflected in the Company's balance sheet or gain calculations due to the nature of the leveraged recapitalization transaction. Taxes on the sale amounted to $45,000. Net assets disposed of in the sale aggregated $139,300.

Operating results of the discontinued operation as of October 31 were as follows:

                                        5 months
                                            1998        1997       1996
--------------------------------------------------------------------------------
Net sales                               $130,546    $353,350   $323,216
Income before income taxes                 6,631      38,001     32,862
Minority interest                             --         (18)       (45)
Income tax provision                      (2,255)    (12,920)   (11,502)
--------------------------------------------------------------------------------
Net income                                $4,376     $25,063    $21,315


Note 17
Earnings Per Share

In the first  quarter  of fiscal  1998,  the  Company  adopted  SFAS No.  128, "
Earnings Per Share". Following is the reconciliation of the numerators and denominators used to calculate the basic and diluted earnings per share:

For the Years Ended October 31,                                             1998             1997              1996
---------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share
Income (loss) from continuing operations                               $(174,409)        $113,217           $92,902
Income from discontinued operation                                         4,376           25,063            21,315
Gain on sale of discontinued operation                                   151,500               --                --
Extraordinary loss on retirement of debt                                      --          (12,999)               --
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                       $(18,533)        $125,281          $114,217
===========================================================================================================================
Average common shares outstanding                                         46,445           47,827            47,196
---------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                  $(3.75)           $2.37             $1.97
Income from and net gain on sale of discontinued operation                  3.35             0.52              0.45
Extraordinary loss on retirement of debt                                      --            (0.27)               --
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $(0.40)           $2.62              2.42
===========================================================================================================================
Diluted Earnings Per Share
Income (loss) from continuing operations                               $(174,409)        $113,217           $92,902
Income from discontinued operation                                         4,376           25,063            21,315
Gain on sale of discontinued operation                                   151,500               --                --
Extraordinary loss on retirement of debt                                      --          (12,999)               --
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                       $(18,533)        $125,281          $114,217
===========================================================================================================================
Average common shares outstanding :
 Common stock                                                             46,445           47,827            47,196
 Options                                                                      --              434               369
---------------------------------------------------------------------------------------------------------------------------
                                                                          46,445           48,261            47,565
===========================================================================================================================
Income (loss) from continuing operations                                  $(3.75)           $2.35             $1.95
Income from and net gain on sale of discontinued operation                  3.35             0.51              0.45
Extraordinary loss on retirement of debt                                      --            (0.27)               --
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $(0.40)           $2.59             $2.40



Note 18
================================================================================
Beloit APP Contracts

In fiscal 1997 and 1996, Beloit received orders for four fine paper machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600,000. During the second quarter of fiscal 1998, the Company identified $155,000 of additional estimated contract costs at Beloit related to these contracts. The additional costs primarily related to non-proprietary equipment, installation and erection, freight and other site construction costs, and overruns resulting from changes in estimates of costs to complete related to these complex, large-scale projects.

     Based on its review of the $155,000, the Company, with the assistance of its outside auditors, determined that $27,600 of this charge was properly allocated to the fourth quarter of fiscal 1997 as it related to isolated costs for piping which were inadvertently overlooked. Income for that period and the full fiscal year of 1997 was restated to reflect this charge.

     The first two machines have been substantially paid for and installed at the APP facilities in Indonesia. The Company has sold approximately $44,000 of its receivables from APP on these first two machines to a financial institution. The machines are currently in the start-up/optimization phase and are required to meet certain contractual performance tests. The contracts call for the potential of liquidated damages, including performance damages, in certain circumstances. The Company is currently in negotiation with APP on certain claims and back charges on the first two machines.

     The two remaining machines have been substantially manufactured, are in Beloit's possession and are carried on the Consolidated Balance Sheet at October 31, 1998 as unbilled receivables approximating $180,000. This amount has been reduced by a $46,000 down payment received from APP and $19,000 of receivables that were sold to a financial institution. The Company has issued letters-of-credit in the amount of the initial down payment. To date, APP has been unable to secure financing for these two machines.

     On December 15, 1998, the Company declared APP in default on the contracts for the two remaining machines, concluding that APP has not acted in good faith and is unwilling to pay its obligations or is incapable of securing financing for these two paper machines. Consequently, on December 15, 1998, the Company filed for arbitration in Singapore for the full payment from APP for the second two machines as well as at least $125,000 in damages and delay costs.

     On December 16, 1998, APP filed a notice of arbitration in Singapore against Beloit seeking a full refund of approximately $46,000 paid to Beloit for the second two machines, claiming that Beloit breached an obligation under the purchase contracts to secure financing, thus resulting in termination. APP also seeks recovery of other damages alleged by APP caused by Beloit's claimed breaches. In addition, APP seeks a declaration in the arbitration that it has no liability under certain promissory notes. The Company will vigorously defend against all of APP's assertions that it is entitled to a return of payments under the contracts and also will proceed without delay to mitigate APP's obligations for damages by finding other customers for these world-class machines.

     The Company intends to vigorously pursue its rights under the contracts and expects to be fully compensated for these two machines from APP. However, in the event that the Company is unsuccessful in arbitration and to mitigate APP's damages, the Company is pursuing selling these two machines to other customers.

Proceeds from the ultimate sale of these paper machines, if required, are expected to be sufficient to substantially recover the carrying value of the receivable. In the event the Company is unsuccessful in arbitration and/or is unable to sell these paper machines to another customer, it may have a materially adverse effect on its consolidated financial position or results of operations.

Note 19  Potlatch
A claim against Beloit involves a lawsuit brought by Potlatch Corporation that alleges pulp line washers supplied by Beloit for less than $15,000 failed to perform satisfactorily. In June, 1997, a Lewiston, Idaho jury awarded Potlatch $95,000 in damages in the case which, together with fees, costs and interest to October 31, 1998, approximate $116,000. Beloit has appealed this award to the Idaho Supreme Court. The appeal was heard by the Court on September 10, 1998 with a decision anticipated in the first half of fiscal 1999. The Company considers the eventual outcome of the Potlatch case not to be estimable. Reserves in the October 31, 1998 Consolidated Balance Sheet are less than the sales price of the washers. The possible ultimate cost to the Company of this case could be materially higher than the reserves. In the event the Company is unsuccessful in its request for a new trial in this matter, it may have a material adverse effect on its consolidated financial position or results of operations.


Unaudited Quarterly Financial Data and Stock Prices (Dollar amounts in thousands except per share and market price amounts)

                                                       Fiscal Quarter                                          1998
                                             First          Second           Third          Fourth             Year
-------------------------------------------------------------------------------------------------------------------------
Net Sales                                 $557,844        $477,839        $503,169         $503,208      $2,042,060
Gross Profit                                53,244          42,985          59,173           37,163         192,565
Operating (Loss)                           (34,583)       (136,438)        (54,311)         (81,964)       (307,296)
(Loss) from Continuing Operations          (24,971)        (72,826)        (38,604)         (38,008)       (174,409)
Income from Discontinued Operation           3,404             972              --               --           4,376
Gain on Sale of Discontinued Operation          --         151,500              --               --         151,500
-------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                         $(21,567)        $79,646        $(38,604)        $(38,008)       $(18,533)
=========================================================================================================================

Earnings Per Share -- Basic
   (Loss) from continuing operations        $(0.53)         $(1.57)         $(0.83)          $(0.82)         $(3.75)
   Income from and net gain on sale
   of discontinued operation                  0.07            3.28              --              --             3.35
-------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                          $(0.46)           $1.71         $(0.83)          $(0.82)         $(0.40)
=========================================================================================================================

Earnings Per Share -- Diluted
   (Loss) from continuing operations       $(0.53)         $(1.57)         $(0.83)          $(0.82)         $(3.75)
   Income from and net gain on sale of
   discontinued operation                    0.07             3.28               --              --            3.35
Net Income (Loss)                          $(0.46)           $1.71         $(0.83)          $(0.82)         $(0.40)
=========================================================================================================================

Market price of common stock:
   High                                      $40               $35 15/16     $32           $24 7/8            $40
   Low                                        32 5/32           27            24 13/16       6 1/8              6 1/8


                                                                    Fiscal Quarter                             1997
                                             First          Second           Third           Fourth            Year
-------------------------------------------------------------------------------------------------------------------------
Net Sales                                 $619,429        $697,506        $704,212         $714,041      $2,735,188
Gross Profit                               152,584         165,524         163,990          145,143         627,241
Operating Income                            60,304          80,918          66,586           45,465         253,273
Income from Continuing Operations           26,332          38,128          30,072           18,685         113,217
Income from Discontinued Operation           4,526           6,843           5,818            7,876          25,063
Extraordinary Loss on Retirement of Debt        --              --              --         (12,999)        (12,999)
-------------------------------------------------------------------------------------------------------------------------
Net Income                                 $30,858         $44,971         $35,890          $13,562        $125,281
=========================================================================================================================

Earnings Per Share -- Basic
   Income from continuing operations         $0.55           $0.80           $0.63            $0.39           $2.37
   Income from discontinued operation         0.10            0.14            0.12             0.16            0.52
   Extraordinary loss on retirement of debt     --              --              --            (0.27)          (0.27)
Net Income                                   $0.65           $0.94           $0.75            $0.28           $2.62
=========================================================================================================================

Earnings Per Share -- Diluted
   Income from continuing operations         $0.55           $0.79           $0.62            $0.39           $2.35
   Income from discontinued operations        0.09            0.14            0.12             0.16            0.51
   Extraordinary loss on retirement of debt     --              --              --           (0.27)          (0.27)
-------------------------------------------------------------------------------------------------------------------------
Net Income                                   $0.64           $0.93           $0.74            $0.28           $2.59
=========================================================================================================================

Market price of common stock:
   High                                      $50           $49 1/4         $43 7/8             $44 13/16       $50
   Low                                       39 1/2         40              38 7/8              37 15/16        37 15/16





Five-Year Review of Selected Financial Data
(Dollar amounts in thousands except per share amounts)

Years Ended October 31,                          1998           1997          1996           1995           1994
-------------------------------------------------------------------------------------------------------------------------
Revenues
   Net Sales                                  $2,042,060     $2,735,188    $2,540,715     $1,912,197     $1,442,299
   Other Income                                   12,052         27,181        21,026         28,442         22,678
-------------------------------------------------------------------------------------------------------------------------
                                               2,054,112      2,762,369     2,561,741      1,940,639      1,464,977
Cost of Sales, including anticipated
   losses on contracts                         1,849,495      2,107,947     1,919,378      1,488,440      1,115,518
Product Development, Selling
   and Administrative Expenses                   446,913        401,149       388,451        293,684        261,391
Restructuring Charge                              65,000             --        43,000             --             --
-------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                        (307,296)        253,273       210,912        158,515         88,068
Interest Expense-- Net                          (81,340)        (72,145)      (62,013)       (40,513)       (47,231)
-------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Joy Merger Costs,
   Gain on Sale of Measurex Investment,
   (Provision) Benefit For Income
   Taxes and Minority Interest                 (388,636)        181,128       148,899        118,002         40,837
Joy Merger Costs                                      --             --            --        (17,459)            --
Gain on Sale of Measurex Investment                   --             --            --         29,657             --
(Provision) Benefit for Income Taxes            160,300         (61,555)      (52,098)       (45,572)       (11,599)
Minority Interest                                53,927          (6,356)       (3,899)        (7,230)        (2,224)
Income (Loss) from Continuing Operations       (174,409)        113,217        92,902         77,398         27,014
Income (Loss) from and Net Gain (Loss)
   on Sale of Discontinued Operations,
   net of applicable income taxes               155,876          25,063        21,315        (16,513)         5,597
Extraordinary Loss on Retirement of Debt,
   net of applicable income taxes                    --         (12,999)            --        (3,481)        (4,827)
Cumulative Effect of Accounting Change,
   net of applicable income
   taxes and minority interest                       --             --            --             --          81,696)
-------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                             $(18,533)        $125,281      $114,217        $57,404       $(53,912)
=========================================================================================================================
Earnings Per Share -- Basic
Income (loss) from continuing operations         $(3.75)          $2.37         $1.97          $1.67          $0.62
Income (loss) from and net gain (loss)
   on sale of discontinued operations              3.35            0.52          0.45          (0.35)          0.13
Extraordinary loss on retirement of debt             --           (0.27)           --          (0.08)         (0.11)
Cumulative effect of accounting change               --              --            --             --          (1.87)
-------------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share               $(0.40)          $2.62         $2.42          $1.24         $(1.23)
=========================================================================================================================
Earnings Per Share -- Diluted
Income (loss) from continuing operations         $(3.75)          $2.35         $1.95          $1.66          $0.62
Income (loss) from and net gain (loss)
   on sale of discontinued operations              3.35            0.51          0.45          (0.35)          0.13
Extraordinary loss on retirement of debt             --           (0.27)           --          (0.08)         (0.11)
Cumulative effect of accounting change               --              --            --             --          (1.87)
Net income (loss) per common share               $(0.40)          $2.59         $2.40          $1.23         $(1.23)
=========================================================================================================================
Average Shares Outstanding
   Basic                                          46,445         47,827        47,196         46,218         43,716
   Diluted                                        46,445         48,261        47,565         46,659         43,716
-------------------------------------------------------------------------------------------------------------------------
Dividends Per Common Share                         $0.40          $0.40         $0.40          $0.40          $0.40
=========================================================================================================================
Bookings                                      $1,997,035     $2,762,246    $2,675,888     $1,988,692     $1,499,242
=========================================================================================================================



Five-Year Review of Selected Financial Data
(Dollar amounts in thousands except per share amounts)

Years Ended October 31,                           1998           1997          1996           1995           1994
-------------------------------------------------------------------------------------------------------------------------
Working Capital:
   Current assets                             $1,463,144     $1,588,712    $1,410,250     $1,213,390     $1,043,401
   Current liabilities                         1,026,280      1,180,497     1,077,127        723,303        612,076
-------------------------------------------------------------------------------------------------------------------------
   Working capital                              $436,864       $408,215      $333,123       $490,087       $431,325
   Current ratio                                     1.4            1.3           1.3            1.7            1.7
=========================================================================================================================
Plant and Equipment
   Net properties                               $631,328       $657,100      $634,045       $487,656       $490,237
   Capital expenditures                          133,925        126,401        76,555         67,875         46,907
   Depreciation expense                           66,769         67,156        63,342         53,008         56,105
-------------------------------------------------------------------------------------------------------------------------

Total assets                                  $2,787,259     $2,924,535    $2,690,029     $2,040,767     $1,981,953
Debt and Capitalized
   Lease Obligations
   Long-term obligations (1)                  $1,001,573       $725,193      $662,137       $462,991       $571,054
   Short-term notes payable                      117,607        214,126        45,261         18,921         14,419
-------------------------------------------------------------------------------------------------------------------------
                                              $1,119,180       $939,319      $707,398       $481,912       $585,473
=========================================================================================================================
Minority Interest                                $43,838        $97,724       $93,652        $89,611        $85,570
-------------------------------------------------------------------------------------------------------------------------
Debt to Capitalization Ratio (2)                   61.2%          52.6%         48.0%          42.6%          49.9%
=========================================================================================================================
Shareholders' Equity                            $666,850       $749,660      $673,485       $559,276       $502,365
   Book value per share                           $14.52         $15.93        $14.15         $11.98         $11.04
   Common shares outstanding (3)              45,915,942     47,046,328    47,598,340     46,693,061     45,503,451
=========================================================================================================================
Number of (End of Year):
   Employees                                      13,700         17,700        17,100         14,000         14,900
   Common Shareholders of Record                   2,100          1,861         1,972          2,114          2,261
=========================================================================================================================

(1) Includes amounts classified as current portion of long-term  obligations (2)
Total debt to total debt, minority interest and shareholders' equity (3) As of end of year, excluding SECT shares




Report of Independent Accountants
PricewaterhouseCoopers LLP

To The Directors  and  Shareholders  of  Harnischfeger  Industries,  Inc.

In our opinion, the consolidated financial statements appearing on pages 27 to 43 of this report present fairly, in all material respects, the financial position of Harnischfeger Industries, Inc. and its subsidiaries (the "Company") at October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity  with  generally  accepted  accounting  principles.  These  financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers


Milwaukee, Wisconsin
December 8, 1998, except as to note 18, which is as of December 16, 1998








EXHIBIT 21

                         HARNISCHFEGER INDUSTRIES, INC.

                                  SUBSIDIARIES

                                October 31, 1998

     Harnischfeger Industries, Inc. is public held and has no parent. The following subsidiaries are wholly-owned except as noted below. Certain subsidiaries, which if considered in the aggregate as a single subsidiary would not constitute a significant subsidiary, are omitted from this list.

                                                  Description(1)

                                                                   Jurisdiction
Beloit Corporation (2) .......................................     Delaware
  Beloit Canada Ltd./Ltee (3) ................................       Canada
    Joy Technologies Canada Inc. (4) .........................       Canada
      Harnischfeger Corporation of Canada, Ltd. (5) ..........       Canada
  Beloit Industrial Ltda. (6) ................................       Brazil
  Beloit Poland S.A. (7) .....................................       Poland
      Beloit Fast Service S.A. (8) ...........................       Poland
  Beloit Pulping Group, Inc. .................................     Delaware
  BWRC, Inc. .................................................     Delaware
      Beloit Africa (Proprietary) Limited ....................    South Africa
      Beloit Asia Pacific (M) Inc. ...........................    Mauritius
          Beloit Xibe Roll Covering Company, Ltd. (9) ........        China
      Beloit Asia Pacific (T) Co., Ltd. ......................     Thailand
      Beloit Europe GmbH .....................................    Switzerland
      Beloit Italia S.p.A. (10) ..............................        Italy
      Beloit Nippon Ltd. (11) ................................        Japan
      Beloit Walmsley Limited ................................    United Kingdom
      Beloit Austria GmbH ....................................      Austria
      Optical Alignment Systems and Inspection Services, Inc.     New Hampshire
      Sandusky International, Inc. (12) ......................         Ohio
      Princeton Paper Company LLC ............................     Illinois
      Kuesters Beloit, LLC (13) ...............................    Illinois
      Paperchine Insurance Ltd. ..............................      Bermuda
Harnischfeger Corporation ....................................      Delware
  HCHC Inc. ..................................................     Delaware
      Harnischfeger de Chile Limitada (14) ...................        Chile
      Harnischfeger Mexico Holdings S.A. de C.V. (15) ........       Mexico
      Harnischfeger of Australia Pty. Ltd. (16) ..............    Australia
      Harnischfeger do Brasil Comercio e Industria Ltda. .....       Brazil
      Harnischfeger Venezuela, S.A. ..........................    Venezuela
  The Horsburgh & Scott Company ..............................         Ohio
      American Alloy Company .................................         Ohio
  Uralmash-Harnischfeger, LLC (17) ...........................     Illinois
Joy Technologies Inc. ........................................     Delaware
  Harnischfeger (South Africa) (Proprietary) Limited .........    South Africa
  HCHC UK Holdings, Inc. .....................................     Delaware
      Joy Mining Machinery Limited  ..........................    United Kingdom
  Joy Manufacturing Company Pty. Limited .....................    Australia
      Cram Australia Pty. Limited ............................    Australia


(1) Where the name of the subsidiary is indented, it is wholly-owned by its immediate parent listed after the margin above it, unless otherwise indicated. (2) Harnischfeger Industries, Inc. owns 80% of the voting securities of Beloit Corporation (3) Beloit Corporation owns 70% of the voting securities of Beloit Canada Ltd./Ltee. Harnischfeger Corporation, Joy Technologies Inc., and Joy Technologies Canada Inc. each own 10% of the voting securities of Beloit Canada Ltd./Ltee. (4) Beloit Canada Ltd./Ltee. owns 90% and Joy Technologies Inc. owns 10% of the voting securities of Joy Technologies Canada Inc. (5) Joy Technologies Canada Inc. owns 90% and Harnischfeger Corporation owns 10% of the voting securities of Harnischfeger Corporation of Canada Limited. (6) Beloit Corporation owns 45% of the voting quotas and 100% of the non-voting quotas of Beloit Industrial Ltda. This gives Beloit Corporation 82.1% ownership of Beloit Industrial Ltda. (7) Beloit Corporation owns 99.90% of the voting securities of Beloit Poland S.A. (8) Beloit Poland S.A. owns 71.3% of the voting securities of Beloit Fast Service S.A. (9) Beloit Asia Pacific (M) Inc. owns 65% and Beloit Corporation owns 25% of the voting securities of
         Beloit Xibe Roll Covering Company, Ltd.

(10)     BWRC, Inc. owns 99.98% of the voting securities of Beloit Italia S.p.A.
(11)     BWRC, Inc. owns 50% of the voting securities of Beloit Nippon Ltd.
(12)     BWRC, Inc. owns 50% of the voting securities of Sandusky
         International, Inc.
(13)     Beloit  Corporation  owns  45% of the  voting  securities  of  Kuesters
         Beloit, LLC.
(14) HCHC, Inc. owns 90% and Harnischfeger Corporation owns 10% of the voting securities of
         Harnischfeger  de Chile Limitada.
(15) HCHC, Inc. owns 90% and Harnischfeger Corporation owns 10% of the voting securities of
         Harnischfeger Mexico Holdings S.A. de C.V.
(16) HCHC, Inc. owns 75% of the voting securities of Harnischfeger of Australia Pty. Ltd. (17) Harnischfeger Corporation owns 65% of the voting securities of Uralmash-Harnischfeger, LLC.




Exhibit 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 and in the Registration Statements on Form S-8 listed below of Harnischfeger Industries, Inc. of our report dated December 8, 1998, except as to Note 18, which is as of December 16, 1998, appearing in this Annual Report on Form 10-K.

  1.  Registration Statement on Form S-8 (Registration No.  33-42833)
  2.  Registration Statement on Form S-8 (Registration No.  33-23985)
  3.  Registration Statement on Form S-8 (Registration No.  33-46738)
  4.  Registration Statement on Form S-8 (Registration No.  33-46739)
  5.  Registration Statement on Form S-8 (Registration No.  33-46740)
  6.  Registration Statement on Form S-8 (Registration No.  33-57209)
  7.  Registration Statement on Form S-3 (Registration No.  33-57979)
  8.  Registration Statement on Form S-8 (Registration No.  33-58087)
  9.  Registration Statement on Form S-8 (Registration No.  333-01703)
 10.  Registration Statement on Form S-8 (Registration No.  333-01705)
 11.  Registration Statement on Form S-3 (Registration No.  333-02401)
 12.  Registration Statement on Form S-8 (Registration No.  333-10327)
 13.  Registration Statement on Form S-8 (Registration No.  333-10329)
 14.  Registration Statement on Form S-3 (Registration No.  333-46429)
 15.  Registration Statement on Form S-8 (Registration No.  333-65577)


/s/PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
December 23, 1998










Exhibit 24

                                POWER OF ATTORNEY

                             Form 10-K Annual Report


               WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1998; and,

               WHEREAS, the undersigned is a Director of the Corporation;

               NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, her attorney, with full power to act for her and in her name, place and stead, to sign her name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 7th day of December, 1998.



                                                                          (SEAL)
                               /s/ Donna M. Alvarado




                                POWER OF ATTORNEY

                             Form 10-K Annual Report


               WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1998; and,

               WHEREAS, the undersigned is a Director of the Corporation;

               NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such

Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 7th day of December, 1998.




                                                                          (SEAL)
                              /s/ John D. Correnti




                                POWER OF ATTORNEY

                             Form 10-K Annual Report


               WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1998; and,

               WHEREAS, the undersigned is a Director of the Corporation;

               NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 7th day of December, 1998.




                                                                          (SEAL)
                               /s/ Robert M. Gerrity


                                POWER OF ATTORNEY


                             Form 10-K Annual Report


               WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1998; and,

               WHEREAS, the undersigned is a Director of the Corporation;

               NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 7th day of December, 1998.




                                                                          (SEAL)
                               /s/ Harry L. Davis




                                POWER OF ATTORNEY

                             Form 10-K Annual Report


               WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1998; and,

               WHEREAS, the undersigned is a Director of the Corporation;

               NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 7th day of December, 1998.




                                                                          (SEAL)
                               /s/ Ralph C. Joynes




                                POWER OF ATTORNEY

                             Form 10-K Annual Report


               WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1998; and,

               WHEREAS, the undersigned is a Director of the Corporation;

               NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 7th day of December, 1998.




                                                                          (SEAL)
                             /s/ Robert B. Hoffman




                                POWER OF ATTORNEY

                             Form 10-K Annual Report


               WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1998; and,

               WHEREAS, the undersigned is a Director of the Corporation;

               NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 7th day of December, 1998.




                                                                          (SEAL)
                              /s/ L. Donald LaTorre


                                POWER OF ATTORNEY

                             Form 10-K Annual Report


               WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1998; and,

               WHEREAS, the undersigned is a Director of the Corporation;

               NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 7th day of December, 1998.





                                                                          (SEAL)
                              /s/ Stephen M. Peck




                                POWER OF ATTORNEY

                             Form 10-K Annual Report


               WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1998; and,

               WHEREAS, the undersigned is a Director of the Corporation;

               NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 7th day of December, 1998.




                                                                          (SEAL)
                            /s/ Leonard E. Redon




                                POWER OF ATTORNEY

                             Form 10-K Annual Report


               WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1998; and,

               WHEREAS, the undersigned is a Director of the Corporation;

               NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 7th day of December, 1998.




                                                                          (SEAL)
                           /s/ Jean-Pierre Labruyere



                                POWER OF ATTORNEY

                             Form 10-K Annual Report


               WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1998; and,

               WHEREAS, the undersigned is a Director of the Corporation;

               NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, John N. Hanson and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 7th day of December, 1998.




                                                                          (SEAL)
                               /s/ Larry D. Brady




                                POWER OF ATTORNEY

                             Form 10-K Annual Report


               WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1998; and,

               WHEREAS, the undersigned is a Director of the Corporation;

               NOW, THEREFORE, the undersigned hereby constitutes and appoints John N. Hanson or Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 7th day of December, 1998.




                                                                          (SEAL)
                            /s/ Jeffery T. Grade



                                POWER OF ATTORNEY

                             Form 10-K Annual Report


               WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1998; and,

            WHEREAS, the undersigned is a Director of the Corporation;

               NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade or John N. Hanson, and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 7th day of December, 1998.




                                                                          (SEAL)
                           /s/ Francis M. Corby, Jr.



                                POWER OF ATTORNEY

                             Form 10-K Annual Report


               WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1998; and,

               WHEREAS, the undersigned is a Director of the Corporation;

               NOW, THEREFORE, the undersigned hereby constitutes and appoints Jeffery T. Grade, and Francis M. Corby, Jr., and each or any of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

               IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 7th day of December, 1998.




                                                                          (SEAL)
                             /s/ John N. Hanson










Exhibit 27