Form 10-Q
period 1999-01-31
HARNISCHFEGER INDUSTRIES INC
filed 1999-03-17
CIK 801898

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     _X_            OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     ___            OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM TO ___


                          COMMISSION FILE NUMBER 1-9299

                         HARNISCHFEGER INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                               Delaware 39-1566457
                   (State of Incorporation) (I.R.S. Employer
                               Identification No.)

            3600 South Lake Drive, St. Francis, Wisconsin 53235-3716
              (Address of principal executive offices) (Zip Code)

                                 (414)486-6400
              (Registrant's Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                              Outstanding at March 15, 1999
Common Stock, $1 par value                               47,941,690  shares




                         HARNISCHFEGER INDUSTRIES, INC.


                                    FORM 10-Q
                                January 31, 1999

                                      INDEX


PART I.


Financial Information:

Consolidated Statement of Income -
Three Months Ended
January 31, 1999 and 1998

Consolidated Balance Sheet -
January 31, 1999 and October 31, 1998

Consolidated Statement of Cash Flows -
Three Months Ended January 31, 1999 and 1998

Consolidated Statement of Shareholders' Equity -
Three Months Ended January 31, 1999 and 1998

Notes to Consolidated Financial Statements

Management's Discussion and Analysis
of Results of Operations and Financial Condition


PART II.

Other Information

Signatures




                          PART I. FINANCIAL INFORMATION
                         HARNISCHFEGER INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
             (Dollar amounts in thousands except per share amounts)
                                   (Unaudited)

                                                  Three Months Ended
                                                     January 31,
                                               ---------------------------
                                                 1999            1998
                                               ---------------------------
Revenues
       Net Sales                               $ 456,250       $ 557,844
       Other Income                                8,662          10,010
                                               ----------      ----------
                                                 464,912         567,854
Cost of Sales, including anticipated
        losses on contracts                      373,223         504,600

Product Development, Selling
        and Administrative Expenses              102,235          97,837
                                                ----------     -----------
Operating (Loss)                                 (10,546)        (34,583)

Interest Expense - Net                           (22,918)        (18,295)
                                                ----------     -----------
(Loss) before Benefit for Income
       Taxes and Minority Interest               (33,464)        (52,878)

Benefit for Income Taxes                          11,375          17,983

Minority Interest                                  5,690           9,924
                                                ----------     -----------
Net (Loss) From Continuing Operations            (16,399)        (24,971)

Income From Discontinued Operation,
  net of applicable income taxes                    -              3,404
                                                ----------     ----------
Net (Loss)                                      $(16,399)       $(21,567)
                                                ==========     ==========

Basic Earnings Per Share
     (Loss) from continuing operations          $( 0.36)         $(0.53)
     Income from discontinued operation             -              0.07
                                                ----------      ----------
Net Income (loss)                                $(0.36)          (0.46)
                                                ==========      ==========

Diluted Earnings Per Share
     (Loss) from continuing operations          $ (0.36)        $ (0.53)
     Income from discontinued operation             -              0.07
                                                ----------      ----------
Net Income (loss)                               $ (0.36)        $ (0.46)
                                                ==========      ==========


                 See accompanying notes to financial statements



                         HARNISCHFEGER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)


                                                 January 31,        October 31,
                                                    1999               1998
                                               ---------------    --------------
                                                 (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents                         $ 43,973           $ 30,012
  Accounts receivable-net                            706,353            692,326
  Inventories                                        613,991            610,478
  Other current assets                               142,972            130,328
                                               ---------------    --------------
                                                   1,507,289          1,463,144

Property, Plant and Equipment:
  Land and improvements                               61,805             61,454
  Buildings                                          280,220            289,789
  Machinery and equipment                            800,696            809,969
                                               ---------------    --------------
                                                   1,142,721          1,161,212
  Accumulated depreciation                          (521,277)          (529,884)
                                               ---------------    --------------
                                                     621,444            631,328

Investments and Other Assets:
  Goodwill                                           472,347            480,625
  Intangible assets                                   69,862             31,343
  Other assets                                       196,231            180,819
                                               ---------------    --------------
                                                     738,440            692,787
                                               ===============    ==============
                                                  $2,867,173         $2,787,259
                                               ===============    ==============


                 See accompanying notes to financial statements




                         HARNISCHFEGER INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)


                                                 January 31,        October 31,
                                                     1999               1998
                                                ----------------   -------------
                                                   (Unaudited)

Liabilities and Shareholders' Equity

Current Liabilities:
Short-term notes payable, including current
  portion of long-term obligations                   $ 174,548         $ 156,383
Trade accounts payable                                 331,813           333,624
Employee compensation and benefits                      72,340            73,334
Advance payments and progress billings                 137,205           115,320
Accrued warranties                                      61,693            58,053
Other current liabilities                              248,270           289,566
                                                ----------------    ------------
                                                     1,025,869         1,026,280

Long-term Obligations                                1,047,273           962,797

Other Liabilities:
Liability for postretirement benefits                   31,698           34,187
Accrued pension costs                                   78,125           40,812
Other liabilities                                        9,721           12,495
                                                ----------------   ------------
                                                       119,544           87,494

Minority Interest                                       38,951           43,838

Shareholders' Equity:
Common stock (51,668,939 and
   51,668,939 shares issued, respectively)              51,669           51,669
Capital in excess of par value                         585,394          586,509
Retained earnings                                      194,931          216,065
Accumulated other comprehensive (loss)                 (70,787)         (60,289)
Less:
    Stock Employee Compensation
       Trust (1,433,147 and 1,433,147
       shares, respectively) at market                 (12,092)         (13,525)
    Treasury stock (4,465,101 and
       4,465,101 shares, respectively)
       at cost                                        (113,579)        (113,579)
                                                ----------------   -------------
                                                       635,536          666,850
                                                ----------------   -------------
                                                    $2,867,173       $2,787,259
                                                ================   =============


                       See accompanying notes to financial statements.



                         HARNISCHFEGER INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                         January 31,
                                                                                -----------------------------
Operating Activities                                                                 1999           1998
                                                                                --------------  -------------

Net income                                                                       $(16,399)       $(21,567)
Add (deduct) - Items not affecting cash:
       Income from discontinued operation, net of income taxes                        -            (3,404)
       Minority interest, net of dividends paid                                    (5,690)         (9,924)
       Depreciation and amortization                                               21,100          22,226
       Prepaid/deferred income taxes -net                                          (7,318)          5,635
       Other - net                                                                 (3,997)         (2,084)

Changes in working capital, exclusive of acquisitions and divestitures
       (Increase) in accounts receivable - net                                    (18,215)        (71,839)
       (Increase) in inventories                                                   (9,220)        (42,923)
       (Increase) in other current assets                                          (5,604)        (26,222)
       Increase (decrease) in trade accounts payable                                  410         (37,929)
       Increase (decrease) in employee compensation and benefits                    3,234         (13,532)
       Increase in advance payments and progress billings                          23,616          36,931
       (Decrease) increase in other current liabilities                           (31,881)          3,072
                                                                                --------------  -------------
         Net cash used by operating activities                                    (49,964)       (161,560)
                                                                                --------------  -------------

Investment and Other Transactions
       Proceeds from sale of J&L Fiber Services                                       -           108,995
       Property, plant and equipment acquired                                     (21,505)        (29,399)
       Property, plant and equipment retired                                        2,555             312
       Other - net                                                                (17,473)          4,161
                                                                                --------------  -------------
         Net cash (used by)provided by investment
           and other transactions                                                 (36,423)         84,069
                                                                                --------------  -------------
Financing Activities
       Dividends paid                                                              (4,592)         (4,646)
       Exercise of stock options                                                      -                63
       Purchase of treasury stock                                                     -           (23,878)
       Issuance of long-term obligations less discount                             86,026         181,771
       Redemption of long-term obligations                                           (441)           (352)
       Increase (decrease) in short-term notes payable                             19,275         (86,388)
                                                                                --------------  -------------
         Net cash provided by financing activities                                100,268          66,570
                                                                                --------------  -------------
Effect of Exchange Rate Changes on Cash and Cash Equivalents                           80            (397)
                                                                                --------------  -------------
Increase (Decrease) in Cash and Cash Equivalents                                   13,961         (11,318)
Cash and Cash Equivalents at Beginning of Period                                   30,012          29,383
                                                                                ==============  =============
Cash and Cash Equivalents at End of Period                                       $ 43,973        $ 18,065
                                                                                ==============  =============


                       See accompanying notes to financial statements.



                         HARNISCHFEGER INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          (Dollar amounts in thousands)
                                   (Unaudited)
                                                                                         Accumulated
                                                       Capital in   Compreh-                Other
                                              Common   Excess of     sive    Retained     Comprehen-             Treasury
                                               Stock   Par Value    (Loss)   Earnings     sive (Loss)   SECT      Stock      Total
                                             --------------------------------------------------------------------------------------

Three Months Ended January 31, 1999
Balance at October 31, 1998                  $51,669   $586,509                $216,065   $(60,289)   $(13,525)  $(113,579) $666,850

             Net (loss)                                            (16,399)     (16,399)                                    (16,399)
             Other Comprehensive (loss):
                 Currency translation adjustment                   (10,498)                (10,498)                         (10,498)
                                                                   --------
             Total Comprehensive (loss)                            (26,897)
                                                                   ========
        Dividends paid ($.10 per share)                                          (4,735)                                     (4,735)
        Dividends on shares held by SECT                    143                                                                 143
        Adjust SECT shares to market value               (1,433)                                         1,433                   -
        Amortization of unearned compensation
           on restricted stock                              175                                                                 175
                                            ====================               =====================================================
Balance at January 31, 1999                  $51,669   $585,394                $194,931   $(70,787)   $(12,092)  $(113,579) $635,536
                                             ====================              =====================================================

Three Months Ended January 31, 1998
Balance at October 31, 1997                  $51,607   $625,358                $253,727   $(41,440)   $(56,430)   $(83,162) $749,660
        Comprehensive income (loss):
             Net (loss)                                            (21,567)     (21,567)                                    (21,567)
             Other Comprehensive (loss):
                 Currency translation adjustment                   (15,937)                (15,937)                         (15,937)
                                                                   --------
                     Total Comprehensive (loss)                    (37,504)
                                                                   ========
        Exercise of 2,819 stock options            3         60                                                                  63
        Dividends paid ($.10 per share)                                          (4,789)                                     (4,789)
        Dividends on shares held by SECT                    143                                                                 143
        Adjust SECT shares to market value               (6,270)                                         6,270                    -
        83,043 shares purchased by employee
           and director benefit plans                     1,739                                                      2,342    4,081
        670,000 shares acquired as treasury
           stock                                                                                                   (23,878) (23,878)
        Amortization of unearned compensation
           on restricted stock                              175                                                                 175
                                             ====================              ====================================================
Balance at January 31, 1998                  $51,610   $621,205                $227,371   $(57,377)   $(50,160)  $(104,698) $687,951
                                             ====================              ====================================================


                 See accompanying notes to financial statements



                         HARNISCHFEGER INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1999
             (Dollar amounts in thousands except per share amounts)


(a)   Basis of Presentation

      In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the three months ended January 31, 1999 and 1998, cash flows for the three months ended January 31, 1999 and 1998, and financial position at January 31, 1999 have been made. All adjustments made are of a normal recurring nature. The results of operations in 1998 reflect Material Handling as a discontinued operation.

      These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Harnischfeger Industries, Inc. Annual Report on Form 10-K for the year ended October 31, 1998.

      The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.


(b)   Restructuring Charge

      In the second quarter of fiscal 1998, Beloit Corporation, a subsidiary of the Company ("Beloit"), recorded a $65,000 restructuring charge ($31,900 after tax and minority interest). The charge included costs related to severance for approximately 1,000 employees worldwide, facility closures, and the disposal of machinery and equipment. Closures have been completed of pulping-related manufacturing facilities in Sherbrooke, Quebec, Canada and Dalton, Massachusetts. Conversion of a paper-related manufacturing facility in the United Kingdom into a roll center of excellence is substantially complete. The Italian operation is expected to be converted in fiscal 1999 from a full-line manufacturing operation to a Millprosm aftermarket center for central and southern Europe. The cash and noncash elements of the restructuring charge approximated $32,500 and $32,500, respectively. Management anticipates that the reserves will be substantially utilized before the end of the fiscal year. As of January 31, 1999, approximately 771 employees have been terminated in accordance with the plan. Details of this restructuring charge are as follows:

                                             Original     Reserve      1/31/99
                                             Reserve      Utilized     Reserve
                                            ----------   ----------   ---------
      Employee severance                     $ 25,800     $(13,791)    $ 12,009
      Facility closures                        33,300      (21,700)      11,600
      Machinery and equipment dispositions      5,900       (3,752)       2,148
                                            ---------     ---------   ---------
      Pre-tax charge                         $ 65,000     $(39,243)    $ 25,757
                                            ==========    =========   =========


(c)   Inventories

      Consolidated inventories consisted of the following:

                                                 January 31,    October 31,
                                                   1999            1998
                                               --------------  --------------
      Finished goods                              $ 328,240       $ 366,346
      Work in process and purchased parts           234,877         198,765
      Raw materials                                 102,456          96,920
                                               --------------  --------------
                                                    665,573         662,031
      Less excess of current cost over stated
      LIFO value                                    (51,582)        (51,553)
                                               ==============  ==============
                                                  $ 613,991       $ 610,478
                                               ==============  ==============

      Inventories valued using the LIFO method represented approximately 66% of consolidated inventories at January 31, 1999 and October 31, 1998, respectively.


(d)   Research and Development Expense

      Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $7,402 and $10,105 for the three months ended January 31, 1999 and 1998, respectively. Certain capital expenditures used in research activities are capitalized and depreciated over their expected useful lives.

(e)   Interest Expense - Net

      Net interest expense consists of the following:

                                     Three Months Ended
                                          January 31,
                               -------------------------------
                                   1999             1998
                               --------------   --------------
     Interest income              $ 1,555          $ 1,524
     Interest expense             (24,473)         (19,819)
                               ==============   ==============
     Interest expense - net     $ (22,918)       $ (18,295)
                               ==============   ==============



(f)   Long-Term Obligations

      Long-term obligations at January 31, 1999 and October 31, 1998 consisted of the following:

                                                                             January 31,     October 31,
                                                                                1999            1998
                                                                          ----------------------------------

      8.9% Debentures, due 2022                                              $    75,000    $   75,000
      8.7% Debentures, due 2022                                                   75,000        75,000
      7 1/4% Debentures, due 2025
         (net of discount of $1,229 and $1,233, respectively )                   148,771       148,767
      6 7/8% Debentures, due 2027 (net of discount of $105
         and $106, respectively)                                                 149,895       149,894
      Senior Notes, Series A through D, at
        interest rates of between 8.9% and
        9.1%, due 1999 to 2006                                                    69,546        69,546
      Australian Term Loan Facility, due 2000                                     55,656        56,169
      Revolving Credit Facility                                                  460,000       375,000
      Industrial Revenue Bonds, at interest
        rates of between 5.9% and 8.8%,
        due 1999 to 2017                                                          32,620        32,820
      Other                                                                       20,183        19,377
                                                                          ----------------------------------
                                                                               1,086,671     1,001,573
      Less:  Amounts payable within one year                                     (39,398)      (38,776)
                                                                          ==================================
                                                                             $ 1,047,273    $  962,797
                                                                          ==================================

      The 7 1/4% debentures were issued on December 19, 1995 at a price of 99.153%. The debentures mature on December 15, 2025, are not redeemable prior to maturity and are not subject to any sinking fund requirements.

      In 1996, the Company filed a shelf registration with the Securities and Exchange Commission for the sale of up to $200,000 of debt securities. On February 25, 1997, $150,000 of 6 7/8% debentures were issued at 99.925%. Proceeds were used for repayment of short-term indebtedness. The debentures mature on February 15, 2027, are not redeemable by the Company prior to maturity, and are not subject to any sinking fund requirements. Each holder of the debentures has the right to require the Company to repay the holders, in whole or in part, on February 15, 2007, at a repayment price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest.

      On February 17, 1998, the Company filed a shelf registration with the Securities and Exchange Commission for $200,000 of debt securities. To date, none of these securities have been issued. The Company also has $50,000 of debt securities remaining under a shelf registration filed in 1996.

      The Senior Notes, Series A through D, were issued in private placements and are unsecured.
      The Series D Notes provide for eleven equal annual repayments of principal plus accrued interest beginning in 1996; Series A through C Notes are due at maturity in 1999, 1999, and 2001, respectively.

      One of the Company's Australian subsidiaries maintains a committed three-year $90,000 Australian dollar ($55,656 U.S. dollar) term loan facility with a group of four banks at rates expressed in relation to Australian dollar-denominated Bank Bills of Exchange. A commitment fee is payable on any unused portions of the loan. As of January 31, 1999, the loan was fully utilized.

      The Company maintains a committed Revolving Credit Facility Agreement with certain domestic and foreign financial institutions that allows for borrowings of up to $500,000 at rates expressed in relation to LIBOR and other rates and which expires in October, 2002. A facility fee is payable on the Revolving Credit Facility. At January 31, 1999, outstanding borrowings under the facility were $460,000 and commercial paper borrowings, considered a utilization of the facility, were $0. Such borrowings bore interest at LIBOR plus 0.325% prior to March 1, 1999 and LIBOR plus 0.5% thereafter.


      On February 9, 1999, the Company announced that it signed a commitment letter with
      The Chase Manhattan Bank relating to a proposed $225,000 secured term loan. The term loan and amendments to the current Revolving Credit Facility will provide lenders with collateral and are subject to syndicate participation and to the negotiation of definitive agreements. The term loan facility is intended to provide working capital and assure that the Company can meet possible future obligations with respect to Potlatch and APP. Closing on the financing is expected in the second fiscal quarter. Following the closing of the term loan, the Company expects to pursue a fixed rate bond offering to establish a more permanent level of financing. Pending the closing of the term loan, the Company has extended the normal time of payment of certain accounts payable.

(g)   Contingent Liabilities

      At January 31, 1999, the Company was contingently liable to banks, financial institutions, and others for approximately $466,000 for outstanding letters of credit securing performance of sales contracts and other guarantees in the ordinary course of business. The Company may also guarantee performance of its equipment at levels specified in sales contracts without the requirement of a letter of credit.

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

      One of the claims against Beloit involves a lawsuit brought by Potlatch Corporation that alleges pulp line washers supplied by Beloit failed to
      perform   satisfactorily.   (See note (k)- Potlatch for additional
      information.)                              --------


      The  Company  and  certain  of its  senior  executives  have been named as defendants in a purported class action, entitled In re Harnischfeger Industries, Inc. Securities Litigation, in the United States District Court for the Eastern District of Wisconsin. This action seeks damages in an unspecified amount on behalf of an alleged class of purchasers of the Company's common stock, based principally on allegations that the Company's disclosures with respect to the Indonesian contracts of Beloit discussed in note (j) - Beloit APP Contracts violated the federal securities laws. The action is in the early stages of discovery.

      The Company's ability to realize the unbilled receivables is discussed in
      note (j) - Beloit  APP   Contracts.
                 -----------------------

      The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that the resolution of these matters will not have a materially adverse effect on its consolidated financial position or results of operations.


(h)   Earnings Per Share

      In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, " Earnings Per Share". Following is the reconciliation of the numerators and denominators used to calculate the basic and diluted earnings per share:

                                                     Three Months Ended
                                                         January 31,
                                               --------------------------------
                                                   1999               1998
      Basic Earnings Per Share
      -----------------------------------------
      (Loss) from continuing operations         $ (16,399)           $ (24,971)
      Income from discontinued operation                -                3,404
                                               -------------      -------------
      Net Income (loss)                         $ (16,399)           $ (21,567)
                                               =============      =============

      Average common shares outstanding            45,916               46,742

      (Loss) from continuing operations           $ (0.36)             $ (0.53)
      Income from discontinued operation               -                  0.07
                                                =============      =============
      Net Income (loss)                           $ (0.36)             $ (0.46)
                                                =============      =============

      Diluted Earnings Per Share
      -----------------------------------------
      (Loss) from continuing operations         $ (16,399)           $ (24,971)
      Income from discontinued operation                -                3,404
                                               =============      =============
      Net Income (loss)                         $ (16,399)           $ (21,567)
                                               =============      =============

      Average common shares outstanding            45,916              46,742
      Assumed exercise of stock options                 -                   -
                                               -------------      -------------
                                                   45,916              46,742

      (Loss) from continuing operations           $ (0.36)             $ (0.53)
      Income from discontinued operation               -                  0.07
                                               =============      =============
      Net Income (loss)                           $ (0.36)             $ (0.46)
                                               =============      =============


(i)   Common Stock

      In September, 1997, the Company announced that the board of directors had authorized the repurchase of up to ten million shares of the Company's common stock. As of January 31, 1999, the Company had repurchased
      1,772,900 shares through open-market transactions at a cost of approximately $68,263. No shares were repurchased during the first quarter of fiscal 1999.

(j)   Beloit APP Contracts

      In fiscal 1996 and 1997, Beloit's Asian subsidiaries received orders for four fine paper machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600,000. During the second quarter of fiscal 1998, the Company identified $155,000 of additional estimated contract costs at Beloit related to these contracts. The additional costs primarily related to non-proprietary equipment, installation and erection, freight and other site construction costs, and overruns resulting from changes in estimates of costs to complete related to these complex, large-scale projects.

      The first two machines have been substantially paid for and installed at APP facilities in Indonesia. The Company sold approximately
      $44,000 of receivables from APP on these first two machines to a financial institution. The machines are currently in the start-up/optimization phase and are required to meet certain contractual performance tests. The contracts provide for potential liquidated damages, including performance damages, in certain circumstances. The Company has begun discussions with APP on certain claims and back charges on the first two machines.

      The two remaining machines have been substantially manufactured, are in the Company's possession and are carried on the Consolidated Balance Sheet at January 31, 1999 as unbilled receivables of approximately $180,000. This amount is net of a $46,000 down payment received from APP, a $2,770 repurchase on December 31, 1998 of a portion of a note receivable, and $16,230 of receivables in the form of a note receivable from APP sold to a financial institution. In February, 1999, the $16,230 balance of the note receivable sold to a financial institution was repurchased. The Company has issued letters-of-credit ("LOCs") in the amount of the down payment. To date, APP has been unable to secure financing for these two machines. In addition, Beloit is working with vendors which supplied material and parts on these machines to extend payment terms.

      On December 15, 1998, Beloit's Asian subsidiaries declared APP in default on the contracts for the two remaining machines, concluding that APP has not acted in good faith and is unwilling to pay its obligations or is incapable of securing financing for these two paper machines. Consequently, on December 15, 1998, Beloit's Asian subsidiaries filed for arbitration in Singapore for the full payment from APP for the second two machines as well as at least $125,000 in damages and delay costs.

      On December 16, 1998, APP filed a notice of arbitration in Singapore against Beloit's Asian subsidiaries seeking a full refund of approximately $46,000 paid to the Company for the second two machines and claiming that Beloit's Asian subsidiaries had an obligation under the purchase contracts to secure financing. APP also seeks recovery of other damages it alleges were caused by Beloit's Asian subsidiaries claimed breaches. In addition, APP seeks a declaration in the arbitration that it has no liability under certain promissory notes. The Company will vigorously defend against all of APP's assertions and also will proceed without delay to mitigate APP's obligations for damages by seeking other customers for these world-class machines. APP has attempted to draw on approximately $15,900 of existing LOCs issued by Banca Nazionale del
      Lavaro ("BNL") in connection with the contracts for the second two machines. The Company has filed for and received a temporary restraining order which prohibits BNL from executing payment under the drawing. The final disposition of the Company's request for a permanent injunction remains pending with the United States District Court for the Eastern District of Wisconsin. On January 4, 1999, the Company placed funds on deposit with BNL to provide for payment under the LOCs should the permanent injunction not be granted.

      The Company intends to vigorously pursue its rights under the contracts and expects to be fully compensated for these two machines from APP. However, in the event that the Company is unsuccessful and to mitigate APP's damages, the Company is seeking to sell these two machines to other customers.

      Proceeds from the ultimate sale of these paper machines are expected to be sufficient to substantially recover the carrying value of the receivables.
      In the event APP does not pay for these machines and the Company is unable to sell these paper machines to another customer, it may have a materially adverse effect on its consolidated financial position or results of operations.

(k)   Potlatch

      In 1995, Potlatch Corporation filed a claim against Beloit in the Second Judicial District of the State of Idaho, County of Nez Perce,
      that alleged pulp line washers supplied by Beloit for less than $15,000 failed to perform satisfactorily. In June, 1997, a Lewiston, Idaho jury awarded Potlatch $95,000 in damages in the case which, together with fees, costs and interest to January 31, 1999, approximate $119,000. Beloit has appealed this award to the Idaho Supreme Court. The appeal was heard by the Court on September 10, 1998 with a decision anticipated in the first half of calender 1999. The Company considers the eventual outcome of the Potlatch case not to be estimable. Reserves in the January 31, 1999 Consolidated Balance Sheet are less than the sales price of the washers. The ultimate resolution of this case could involve costs to the Company that are materially higher than the reserves. In the event the Company is unsuccessful in its request for a new trial in this matter, it may have a material adverse effect on its consolidated financial position or results of operations.

(l)   Other Comprehensive Income

      In the first quarter of fiscal 1999, the Company adopted SFAS No.130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.




                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                       THREE MONTHS ENDED JANUARY 31, 1999
                      AND 1998 (Dollar amounts in thousands
                            except per share amounts)

The commentary in Management's Discussion and Analysis contains forward-looking statements. When used in this document, terms such as "anticipate", "believe", "estimate", "expect", "indicate", "may be", "objective", "plan", "predict", and "will be" are intended to identify such statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described in Item 5. Other Information "Cautionary Factors" in Part II of this report.

Net loss for the three months ended January 31, 1999 amounted to ($16,399), or ($0.36) per basic share, as compared to net loss of ($21,567), or ($0.46) per basic share for the three months ended January 31, 1998. The net loss in 1998 included the income from the discontinued operation of $3,404.

Basic and diluted earnings per share calculations for the first three months of 1999 and 1998 were based on 45,916 and 46,742 average shares outstanding, respectively.

Significant factors contributing to the $8,572 improvement in loss from continuing operations for the first three months of 1999 as compared to 1998 included: (1) a $24,037 decrease in operating losses as described in the Segment Information section which follows, offset by (2) a $4,623 increase in interest expense, (3) a $6,608 decrease in the income tax benefit due to lower pre-tax losses and (4) a $4,234 decrease in minority interest.



Segment Information

Operating results of the Company's business segments for the first quarter of 1999 and 1998 are summarized as follows:

                                                                                                             Backlog at
                                       Net Sales            Operating Profit        Orders Booked            End of Period
                                ----------------------- -----------------------  --------------------  ------------------------

                                   1999        1998       1999        1998        1999        1998         1999         1098
                                ------------ ---------- ----------- -----------  --------- -----------  ----------- -----------

Mining Equipment Group           $264,437   $321,122   $ 15,097    $ 38,527      $300,987   $303,340     $422,556    $  386,006
Pulp and Paper Machinery          191,813    236,722    (21,330)    (67,493)(1)   124,585    303,376      569,996       637,224
                                ---------- ----------  ----------- ---------     --------  ---------     --------     ---------

    Total Business Segments       456,250    557,844     (6,233)    (28,966)      425,572    606,716      992,552     1,023,230
                                ========== ==========                            ========  =========     =========    =========

Corporate Administration                                 (4,313)     (5,617)
                                                        ---------   ---------

Operating (Loss)                                        (10,546)    (34,583)
                                                        ==========  =========


(1) Includes anticipated losses on contracts of $82,000.




Segment Information - Continuing Operations

Net sales of the Mining Equipment segment were $264,437 and $321,122 for the first three months of 1999 and 1998, respectively. Operating profit decreased to $15,097 for the first three months of 1999 compared to $38,527 in 1998. The decrease in sales and operating profit is primarily due to lower original equipment sales resulting from ongoing weakness in the coal and copper mining markets, partially offset through improved aftermarket sales. Reduced operating profits also reflected decreases in absorption of manufacturing costs related to lower sales and manufacturing direct labor hours. Cost reduction efforts initiated in the latter part of fiscal 1998 improved operating profit by $11,900. Bookings for the first three months of 1999 amounted to $300,987 as compared to $303,340 for the same period in 1998.

The Pulp and Paper Machinery segment contributed sales and an operating loss of $191,813 and ($21,330) for the first three months of 1999. This compared to net sales of $236,722 and an operating loss of ($67,493) in 1998 which included anticipated losses on contracts of ($82,000). Sales decreased 19% in 1999 over 1998, due primarily to a decrease in sales of original equipment caused by the weak global pulp and paper markets. Operating results were adversely impacted by the lower sales levels and a decrease in absorption of manufacturing costs related to lower sales and reduced manufacturing direct labor hours. The first quarter 1999 results were also impacted by two unusual items: $6,000 of income from the final agreement with Precision Castparts Corp., purchasers of J&L Fiber Services, Inc., related to disputed items and future royalties, offset by start-up costs and initial operating losses at Princeton Paper of $6,100. Operating results in the first quarter of 1998 included income from a $15,000 settlement of certain patent litigation and the gain on sale of J&L, both of which were largely offset by previously capitalized expenses related to the patent litigation, several contract losses, and additions to warranty reserves. Cost reduction efforts initiated in the latter part of fiscal 1998 and first part of fiscal 1999 reduced the operating loss in the first quarter of 1999 by $10,600. Bookings for the first three months of 1999 amounted to $124,585 as compared to $303,376 for the same period in 1998. The first quarter of 1998 included three larger orders, each over $40,000. Orders for the last several quarters have reflected the severe downturn in capital spending in the pulp and paper markets.

In the second quarter of fiscal 1998, Beloit Corporation, a subsidiary of the Company ("Beloit"), recorded a $65,000 restructuring charge ($31,900 after tax and minority interest). The charge included costs related to severance for approximately 1,000 employees worldwide, facility closures, and the disposal of machinery and equipment. Closures have been completed of pulping-related manufacturing facilities in Sherbrooke, Quebec, Canada and Dalton,
Massachusetts. Conversion of a paper-related manufacturing facility in the United Kingdom into a roll center of excellence is substantially complete. The Italian operation is expected to be converted in fiscal 1999 from a full-line manufacturing operation to a Millprosm aftermarket center for central and southern Europe. The cash and noncash elements of the restructuring charge approximated $32,500 and $32,500, respectively. Management anticipates that the reserves will be substantially utilized before the end of the fiscal year. As of January 31, 1999, approximately 771 employees have been terminated in accordance with the plan.

Details of this restructuring charge are as follows:

                                      Original     Reserve      1/31/99
                                      Reserve      Utilized     Reserve
                                      ----------   ----------   ---------

Employee severance                     $ 25,800     $(13,791)    $ 12,009
Facility closures                        33,300      (21,700)      11,600
Machinery and equipment dispositions      5,900       (3,752)       2,148
                                      ---------     ---------   ---------

Pre-tax charge                         $ 65,000     $(39,243)    $ 25,757
                                      ==========    =========   =========


Income Taxes

The Company's estimated annual effective tax rate for continuing operations for the first three months of 1999 was 34% compared to a 35% federal statutory tax rate. The effective rate differs from the statutory rate because of tax credits, state taxes and differences in foreign and U.S. tax rates.


Liquidity and Cash Flows

The Company's capital structure at January 31, 1999 and October 31, 1998 were as follows:
                                                   January 31,     October 31,
                                                    1999              1998
                                                  ------------    --------------

Short-term notes payable                             $135,150          $117,607
Long-term obligations, including current portion    1,086,671         1,001,573
                                                  ------------    --------------
                                                    1,221,821         1,119,180

Minority interest                                      38,951            43,838
Shareholders' equity                                  635,536           666,850
                                                  ------------    --------------

Total capitalization                               $1,896,308        $1,829,868
                                                  ============    ==============
Debt to capitalization ratio                            64.4%             61.2%
                                                  ============    ==============


Cash flow used by operating activities was $49,964 for the three months ended January 31, 1999 compared to cash flow used by operating activities of $161,560 for the comparable period in 1998. The difference in cash flow between periods is primarily the result of lower increases in accounts receivable and inventories in the first quarter of fiscal 1999, and a minimal increase in accounts payable of fiscal 1999.

Cash flow used by investment activities was $36,423 for the three months ended January 31, 1999 compared to cash flow provided by investment activities of $84,069 for the comparable period in 1998. The change is primarily due to proceeds from the sale of J&L Fiber Services during the first quarter of fiscal 1998.

Cash provided by financing activities in the first three months of fiscal 1999 was $100,268 compared to cash flow provided by financing activities of $66,570 in 1998. The difference was primarily due to treasury stock purchases in the first quarter of 1998.

The Company maintains the following borrowing facilities:

     (1) A Revolving Credit Facility which expires in October 2002, between the Company and certain domestic and foreign financial institutions allows for borrowings of up to $500,000 at rates expressed in relation to LIBOR and other rates. At January 31, 1999, there were direct outstanding borrowings of $460,000 under the facility. Commercial paper borrowings, considered a utilization of the facility, was $0. Such borrowings bore interest at LIBOR plus 0.325% prior to March 1, 1999 and LIBOR plus 0.5% thereafter.

     (2) Various uncommitted domestic credit facilities of approximately $20,000 to further supplement short-term working capital requirements. At January 31, 1999, there were $11,000 in borrowings outstanding under these facilities. Short-term bank credit lines of foreign subsidiaries were approximately $155,000, of which approximately $95,000 was outstanding at January 31, 1999.

     (3) In February 1998, the Company filed a shelf registration with the Securities and Exchange Commission for $200,000 of debt securities. To date, none of these securities have been issued. The Company also has $50,000 of debt securities remaining under a shelf registration filed in 1996.

On February 9, 1999, the Company announced that it signed a commitment letter with The Chase Manhattan Bank relating to a proposed $225,000 secured term loan. The term loan and amendments to the current Revolving Credit Facility will provide lenders with collateral and are subject to syndicate participation and to the negotiation of definitive agreements. The term loan facility is intended to provide working capital and assure that the Company can meet possible future obligations with respect to Potlatch and APP. Closing on the financing is expected in the second fiscal quarter. Following the closing of the term loan, the Company expects to pursue a fixed rate bond offering to establish a more permanent level of financing. Pending the closing of the term loan, the Company has extended the normal time of payment of certain accounts payable.


Discontinued Operations

On March 30, 1998, the Company completed the sale of approximately 80% of the common stock of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. in a leveraged recapitalization transaction. As such, the accompanying financial statements have been reclassified to reflect Material Handling as a discontinued operation. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities of Material Handling and holds one seat on the Board of Director of the new company. In addition, the Company has licensed
Material Handling to use the "P&H" trademark on existing Material Handling-produced products on a worldwide basis for periods specified in the agreement for a royalty fee payable over a ten year period. The Company reported a $151,500 after-tax gain on the sale of this discontinued operation in the second quarter of fiscal 1998. Proceeds consisted of $341,000 in cash and $4,800 in preferred stock; $7,200 in common stock was not reflected in the Company's balance sheet or gain calculations due to the nature of the leveraged recapitalization transaction. Net assets disposed of in the sale aggregated $139,300. Sales and operating profit of Material Handling for the three months ended January 31, 1998 was $76,483 and $5,634, respectively.


Beloit APP Contracts

In fiscal 1996 and 1997, Beloit's Asian subsidiaries received orders for four fine paper machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600,000. During the second quarter of fiscal 1998, the Company identified $155,000 of additional estimated contract costs at Beloit related to these contracts. The additional costs primarily related to non-proprietary equipment, installation and erection, freight and other site construction costs, and overruns resulting from changes in estimates of costs to complete related to these complex, large-scale projects.

The first two machines have been substantially paid for and installed at APP facilities in Indonesia. The Company sold approximately $44,000 of receivables from APP on these first two machines to a financial institution. The machines are currently in the start-up/optimization phase and are required to meet certain contractual performance tests. The contracts provide for potential liquidated damages, including performance damages, in certain circumstances. The Company has begun discussions with APP on certain claims and back charges on the first two machines.

The two remaining machines have been substantially manufactured, are in the Company's possession and are carried on the Consolidated Balance Sheet at January 31, 1999 as unbilled receivables of approximately $180,000. This amount is net of a $46,000 down payment received from APP, a $2,770 repurchase on December 31, 1998 of a portion of a note receivable, and $16,230 of receivables in the form of a note receivable from APP sold to a financial institution. In February, 1999, the $16,230 balance of the note receivable sold to a financial institution was repurchased. The Company has issued letters-of-credit ("LOCs") in the amount of the down payment. To date, APP has been unable to secure financing for these two machines. In addition, Beloit is working with vendors which supplied material and parts on these machines to extend payment terms.

On December 15, 1998, Beloit's Asian subsidiaries declared APP in default on the contracts for the two remaining machines, concluding that APP has not acted in good faith and is unwilling to pay its obligations or is incapable of securing financing for these two paper machines. Consequently, on December 15, 1998, Beloit's Asian subsidiaries filed for arbitration in Singapore for the full payment from APP for the second two machines as well as at least $125,000 in damages and delay costs.

On December 16, 1998, APP filed a notice of arbitration in Singapore against Beloit's Asian subsidiaries seeking a full refund of approximately $46,000 paid to the Company for the second two machines and claiming that Beloit's Asian subsidiaries had an obligation under the purchase contracts to secure financing. APP also seeks recovery of other damages it alleges were caused by Beloit's Asian subsidiaries claimed breaches. In addition, APP seeks a declaration in the arbitration that it has no liability under certain promissory notes. The Company will vigorously defend against all of APP's assertions and also will proceed without delay to mitigate APP's obligations for damages by seeking other customers for these world-class machines. APP has attempted to draw on approximately $15,900 of existing LOCs issued by Banca Nazionale del Lavaro ("BNL") in connection with the contracts for the second two machines. The Company has filed for and received a temporary restraining order which prohibits BNL from executing payment under the drawing. The final disposition of the Company's request for a permanent injunction remains pending with the United States District Court for the Eastern District of Wisconsin. On January 4, 1999, the Company placed funds on deposit with BNL to provide for payment under the LOCs should the permanent injunction not be granted.

The Company intends to vigorously pursue its rights under the contracts and expects to be fully compensated for these two machines from APP. However, in the event that the Company is unsuccessful and to mitigate APP's damages, the Company is seeking to sell these two machines to other customers.

Proceeds from the ultimate sale of these paper machines are expected to be sufficient to substantially recover the carrying value of the receivables. In the event APP does not pay for these machines and the Company is unable to sell these paper machines to another customer, it may have a materially adverse effect on its consolidated financial position or results of operations.


Potlatch

In 1995, Potlatch Corporation filed a claim against Beloit in the Second Judicial District of the State of Idaho, County of Nez Perce, that alleged pulp line washers supplied by Beloit for less than $15,000 failed to perform satisfactorily. In June, 1997, a Lewiston, Idaho jury awarded Potlatch $95,000 in damages in the case which, together with fees, costs and interest to January 31, 1999, approximate $119,000. Beloit has appealed this award to the Idaho Supreme Court. The appeal was heard by the Court on September 10, 1998 with a decision anticipated in the first half of calender 1999. The Company considers the eventual outcome of the Potlatch case not to be estimable. Reserves in the January 31, 1999 Consolidated Balance Sheet are less than the sales price of the washers. The ultimate resolution of this case could involve costs to the Company that are materially higher than the reserves. In the event the Company is unsuccessful in its request for a new trial in this matter, it may have a material adverse effect on its consolidated financial position or results of operations.


Year 2000 Readiness Disclosure

The Year 2000 issue focuses on the ability of information systems to properly recognize and process date-sensitive information beyond December 31, 1999. To address this problem, the Company is in the process of implementing its Year 2000 readiness plan for information technology systems ("IT") and non-IT equipment, facilities and systems.

The primary IT strategy for attaining Year 2000 readiness within the operating units is the successful implementation of Year 2000-ready business processing software. Joy has implemented SAP R/3. P&H Mining Equipment is in the process of various remediation efforts and system upgrades. Beloit is in the process of a worldwide implementation of MAPICS. All business segments anticipate their Year 2000 IT efforts to be substantially completed during the third quarter of fiscal 1999.

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

The Company is in the process of identifying product-related Year 2000 problems and is working with customers to assist in their Year 2000 readiness efforts. It is not possible to determine with complete certainty that all Year 2000 problems have been identified or corrected due to testing limitations, complexity and application of these products. However, to provide greater focus on the Company's readiness efforts, an independent consultant is performing a best practice review of current and planned Year 2000 remediation efforts.

Total expenses on the project through January 31, 1999 were approximately $3,700 and were related to expenses for repair or replacement of software and hardware, expenses associated with facilities, products and supplier reviews and project management expenses. Expected incremental expenses related to Year 2000 are not expected to be material to the Company's financial position. The costs of implementing SAP and MAPICS are excluded as these system implementations were undertaken primarily to improve business processes.

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


Market Risk
Volatility in interest rates and foreign exchange rates can impact the Company's earnings, equity, and cash flow. From time to time the Company will undertake transactions to hedge this impact. The instrument will be effective if it offsets partially or completely the impact on earnings, equity, and cash flow of this rate volatility on the Company's underlying interest rate and foreign exchange rate exposures. In accordance with the Company's policy, at no time will the Company execute derivatives that are speculative or that increase the Company's risk from interest rate or foreign exchange rate fluctuations. At January 31, 1999, there were no interest rate derivatives. Foreign exchange derivatives at that date were exclusively in the form of forward exchange contracts executed over-the-counter with several commercial banks, all of which held investment grade credit ratings. The outstanding value of these forward contracts at January 31, 1999, in absolute dollar terms for all currencies, was $234,963.

The Company's accounting policy for recording gains and losses from forward exchange contracts complies with Statement of Financial Accounting Standard ("SFAS") No. 52. In addition, the Company has adopted a Foreign Exchange Risk Management Policy. It is a risk-averse policy in which most of the foreign exchange exposures that impact earnings and cash flow are fully hedged, subject to a net $5,000 self-insurance threshold of permitted exposures per currency. Exposures that impact only equity or that do not have a cash flow impact are generally not hedged with derivatives. There are two categories of foreign exchange exposure that are hedged: assets and liabilities denominated in a foreign currency and future receipts or payments denominated in a foreign currency. These exposures normally arise from imports and exports of goods and from intercompany lending activity.


The fair value of the Company's forward exchange contracts at January 31, 1999 is presented in the following table by country currency converted to U.S. dollars:

                                          Maturing in        Maturing in
                                             1999               2000
Contracts                                 (Dollar Amounts in Thousands)
--------------------------------------------------------------------------

Australian Dollar                             $ 15,398              $ 670
Austrian Schilling                               1,830                  -
Canadian Dollar                                    323                  -
Italian Lira                                    41,526                  -
So. African Rand                                31,598                  -
U.K. Pound                                      91,273                  -
U.S. Dollar                                     51,985                  -
--------------------------------------------------------------------------


Other

The Company announced in August 1998 that it was planning to reduce the number of its employees by 20 percent or 3,100 employees worldwide. As of January 31, 1999, 90 percent of the originally planned reductions are complete, with the remaining actions identified and in process. Additional cost reductions have also been identified and are underway. When fully in place, all of these reductions are expected to deliver annual savings in excess of $110,000. In total, cost reductions of $23,800 were achieved in the first quarter of 1999 and an additional $90,000 to $100,000 of savings are expected by the end of 1999.

-----




PART II. OTHER INFORMATION


Item 4       Submission of Matters to a Vote of Security Holders

             At the Annual Shareholders' Meeting held February 23, 1999, the following nominees were elected as directors to terms ending in 2002. The number of shares of Common Stock voted for each nominee were:

                                                      For              Withheld

             Robert M. Gerrity                       37,692,510       3,485,632
             Jeffery T. Grade                        33,543,281       7,634,861
             L. Donald LaTorre                       37,691,393       3,486,749
             Leonard E. Redon                        37,694,229       3,483,913


Item 5

Other Information - "Cautionary Factors"

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

The realization of anticipated cost savings is subject to certain risks including, among other things, the risks that expected cost reductions have been overestimated, unexpected costs will be incurred and anticipated operating efficiencies will not be achieved.

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

Other factors that could cause actual results to differ materially from those contemplated include:

     o Factors affecting customers' purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles and production and consumption rates of coal, copper, iron, gold, fiber, paper/paperboard, recycled paper, steel and other commodities; the cash flows of customers; the cost and availability of financing to customers and quality of financing to customers and the ability of customers to obtain regulatory approval for investments in mining and papermaking projects; consolidations among customers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles, particularly in the paper and mining businesses.

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

Item 6         Exhibits and Reports on Form 8-K

               (a)  Exhibits:
                    3 Bylaws of Harnischfeger Industries, Inc. dated February 22, 1999.

                    10(a) Harnischfeger Industries, Inc. Supplemental Retirement and Stock Funding Plan, as amended and restated December 6, 1998.
                      (b) Harnischfeger Industries, Inc. Long-Term Plan for Key Executives, as amended and restated December 17, 1998.

                    11         Statement re:  Calculation of Earnings Per Share

               (b)  Reports on Form 8-K
                    None



FORM 10-Q




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HARNISCHFEGER INDUSTRIES, INC.
                                  (Registrant)



                                                       /s/ Francis M. Corby, Jr.
                                                           Francis M. Corby, Jr.
                                            Executive Vice President for Finance
Date March 17, 1999               and Administration and Chief Financial Officer


                                                           /s/ James C. Benjamin
                                                               James C. Benjamin
                                                   Vice President and Controller
Date March 17, 1999                                 and Chief Accounting Officer



                                                                       Exhibit 3


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

    A stockholder whose shares are pledged shall be entitled to vote such shares unless in the transfer by the pledge on the books of the corporation the pledgor has expressly empowered the pledgee to vote thereon, in which case only the pledgee, or the pledgee's proxy, may represent such stock and vote thereon.

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

    SECTION 2. Number. Tenure and Qualifications. The number of directors of the corporation shall be thirteen. Two of the three classes of Directors established by the corporation's Certificate of Incorporation shall consist of four members and the third class shall consist of five members. Each director shall hold office for the term provided in the Certificate of Incorporation and until such director's successor shall have been elected and qualified, or until such director's earlier death or resignation. No director shall be or be deemed to be removed from office prior to the expiration of such director's term in office by virtue of a reduction in the number of directors. Directors need not be residents of the State of Delaware or stockholders of the corporation.

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

    SECTION 8. President. The President shall direct, administer and coordinate the activities of the corporation in accordance with policies, goals and objectives established by the Chief Executive Officer and the Board of Directors. The President shall also assist the Chief Executive Officer in the development of corporate policies and goals. In the absence of both the Chairman of the Board, the Vice Chairman of the Board, if any, and the Chief Executive Officer, the President shall, when present, preside at all meetings of the stockholders and the Board of Directors.

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




                                                                   Exhibit 10(a)


                         HARNISCHFEGER INDUSTRIES, INC.

                 SUPPLEMENTAL RETIREMENT AND STOCK FUNDING PLAN
                   (as amended and restated December 6, 1998)

SECTION 1:                 Introduction

1.1 The Plan and its Effective Date. The Harnischfeger Industries, Inc. Supplemental Retirement and Stock Funding Plan (the "Supplemental Plan") is the amendment and restatement effective as of October 1, 1990 of the plan that was originally established by Harnischfeger Industries, Inc., a Delaware corporation (the "Company"), effective March 1, 1987 as the Harnischfeger Industries, Inc. Supplemental Retirement Plan.

1.2 Purpose. The Company maintains a Harnischfeger Salaried Employees' Retirement Plan (the "Retirement Plan") which is intended to meet the requirements of a "qualified plan" under the Internal Revenue Code of 1986, as amended (the "Code"). While the Code and the Employee Retirement Income Security Act of 1974, as amended (the "Act"), place limitations on the benefits which may be paid from a qualified plan, the Code and the Act permit the payment under a non-qualified supplemental retirement plan of the benefits which may not be paid under the qualified plan because of such limitations. The purposes of this Supplemental Plan are (i) to provide benefits which may not be provided under the Retirement Plan because of limitations imposed by the Code or the Act, including those relating to nondiscrimination and maximum benefit limitations, elections to defer compensation made by the participants, and the granting of past service credits, and (ii) to provide the opportunity for qualified executives to have their supplemental benefits converted into shares of the Company's common stock upon the terms hereinafter set forth.

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

2.2 Payment of Benefits. Unless a Participant is a AStock Participant@ (as defined below) who becomes entitled to receive Company common stock ("Stock") as provided in Section 3, his benefits under this Supplemental Plan shall be paid to him, or in the event of his death to his beneficiary, at the same time and in the same manner as his pension benefits under the Retirement Plan.

2.3 Funding. Benefits payable under this Supplemental Plan to a Participant or his beneficiary shall be paid directly by the Company or at its discretion through the Harnischfeger Industries Deferred Compensation Trust ("Rabbi Trust"), a grantor trust established by the Company. Prior to a "Change in Control" of the Company (as defined below), the Company shall not be required (but may do so in its discretion) to place assets in the Rabbi Trust that may be used to provide any benefits under this Supplemental Plan, except that shares of Stock shall be issued and transferred to the Rabbi Trust as provided in Section
3.2. Notwithstanding the above, the Company intends for this Supplemental Plan to constitute an unfunded, unsecured promise to pay future benefits.

SECTION 3:                 Conversion of Benefits into Stock

3.1 Stock Participant. As used herein, the term "Stock Participant" means (i) each Participant who was an active senior executive of the Company as of October 1, 1990 whose accrued benefits as of October 1, 1990 under this Supplemental Plan equals or exceeds a monthly normal retirement annuity of $1,000 per month and (ii) each Participant from time to time designated a Stock Participant by the Committee (as defined in Section 4.1 hereof).

3.2 Stock Funding. As soon as practicable after February 1st of each year, the present value of each Stock Participant's prospective supplemental pension benefits payable hereunder shall be calculated as of such February 1st using the then current assumptions adopted by the Company for purposes of calculating the actuarial present value of the Company's pension obligations, provided that the discount rate used for purposes of such calculation shall be one half percent less than the rate used in such assumptions. Each bookkeeping account maintained in a Stock Participant=s name (the AAccount@) shall be credited with a number of shares of Stock (rounded to the nearest integer) derived by dividing the average closing price of the Stock on the New York Stock Exchange Composite Tape for the immediately preceding month of December into the amount, if any, by which the aforesaid present value is greater than the sum of (i) the Market Value (as defined below) of the shares of Stock, if any, reflected in such Stock Participant=s Account as of such date and (ii) the Market Value as of such date of the shares of Stock, if any, listed for such Stock Participant in Schedule A. A number of shares of Stock equal to the amount reflected in all Stock Participant=s Accounts shall be registered by the Company in the name of the trustee of the Rabbi Trust (the "Trustee") and delivered to the Rabbi Trust (if adequate shares have not theretofore been delivered by the Company to the Rabbi Trust). Stock transferred by the Company to the Rabbi Trust pursuant hereto may at the Company's option be acquired through open market purchases or may be either treasury shares or newly issued shares provided that any treasury or newly issued shares are duly registered pursuant to applicable federal and state securities laws and stock exchange regulations. Although the Company intends to exert its best efforts so that the shares transferred to the Rabbi Trust or distributed to Stock Participants hereunder will be registered under, or exempt from the registration requirements of, the Securities Act of 1933 (the "Securities Act") and any applicable state securities laws, if the allocation or distribution would otherwise result in the violation by the Company of any provision of the Securities Act or of any state securities law, the Company may require that such transfer or distribution be deferred until the Company has taken appropriate action to avoid any such violation.

3.3 Stock Participants' Accounts. Each Stock Participant's Account shall be credited to reflect all dividends, stock splits and other distributions with respect to shares of Stock reflected in his Account, and all non-stock distributions with respect to Stock shall be reflected as shares of the Stock (for purposes of crediting the Participant=s Account) using the last closing price for the Stock on the New York Stock Exchange Composite Tape immediately preceding such non-stock distribution. Each Account shall be charged with any distribution made to a Stock Participant when made.

3.4 Payment of Stock Benefits and Stock Benefit Supplements.

3.4.1 Certain Definitions.

3.4.1.1 The term "Stock Benefits" shall mean all shares of Stock reflected in a Stock Participant's Account as of the date of such determination.

3.4.1.2 The term AChange in Control@ shall mean a Change in Control of the Company as defined in the Rabbi Trust.

3.4.1.3 The term AMarket Value@ shall mean, as of any date and as to any number of shares of Stock, the number of shares of Stock multiplied by the average closing price of the Stock on the New York Stock Exchange Composite Tape for the thirty calendar day period immediately preceding such date.

3.4.1.4 The term AStock Benefit Supplement@ shall mean, as to any Stock Participant, the amount, if any, by which (i) the Market Value of any shares of Stock reflected in such Stock Participant=s Account as of the date of a termination of employment under Section 3.4.2.1 or 3.4.2.2 or as of the date of a Change in Control plus the Market Value as of such date of the Stock, if any, listed for such Stock Participant on Schedule A to this Supplemental Plan is less than (ii) the present value of such Stock Participant=s prospective supplemental pension benefits payable hereunder as of such date.

3.4.1.5 The term ACause@ shall mean termination upon (a) Participant's willful and continued failure to perform substantially the reasonably assigned duties with the Company consistent with those duties prior to a Change in Control (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance is delivered to the Participant by the Chairman of the Board or Chief Executive Officer of the Company which specifically identifies the manner in which such person believes that the Participant has not substantially performed such assigned duties, or
(b) Participant's willful engagement in illegal conduct which is materially and demonstrably injurious to the Company. For purposes of this Section, no act or failure to act on Participant's part shall be considered "willful" unless done, or omitted to be done, in knowing bad faith and without reasonable belief that the action or omission was in, or not opposed to, the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, in good faith and in the best interests of the Company. Notwithstanding the foregoing, a Participant shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for the purpose (after reasonable notice to Participant and an opportunity for Participant, together with his counsel, to be heard before the Board), finding that in the good faith opinion of the Board the Participant was guilty of the conduct set forth above in (a) or (b) of this Section and specifying the particulars thereof in detail.

3.4.1.6 The term AGood Reason@ shall mean, with respect to a Participant, without the Participant's express written consent: (a) the assignment to the Participant of any duties inconsistent in any material and adverse respect with the duties assigned to the Participant by the Company as of December 6, 1998, or any other action by the Company that results in a material diminution in the Participant's position, authority, duties or responsibilities from those held, exercised and/or assigned to the Participant as of December 6, 1998, other than an isolated, insubstantial and inadvertent action that is not taken in bad faith and is remedied by the Company promptly after receipt of notice thereof from the Participant; or (b) any reduction in the Participant's base salary or a material reduction in the Participant's bonus opportunity or other material employee benefits from the levels in effect as of December 6, 1998, other than (i) an isolated, insubstantial and inadvertent action that is not taken in bad faith and is remedied by the Company promptly after receipt of notice thereof from the Participant, (ii) any modification to the Company's employee benefits in conjunction with establishment of a substitute or replacement employee benefit plan providing substantially similar employee benefits, or (iii) the Company's modifications to its retiree medical programs; or (c) any requirement by the Company that the Participant's services be rendered primarily at a location or locations more than 35 miles from the Participant's employment location as of December 6, 1998, other than for reasonable travel obligations in connection with the Participant's duties of employment.

3.4.2 Stock Benefit and Stock Benefit Supplement Payments. Stock Benefits shall be paid from the Rabbi Trust in shares of Stock. Stock Benefit Supplements shall be paid in cash and shall, at the Company=s discretion, be paid from the Rabbi Trust or paid directly by the Company from other assets.

3.4.2.1 Subject to the Committee's sole discretion to waive the provisions of this Section, if a Stock Participant's employment is voluntarily terminated after the attainment of age 55 and prior to attainment of age 62, his Stock Benefits and any Stock Benefit Supplement shall be reduced in accordance with the early retirement reduction factors under the Retirement Plan based upon his attained age at his termination of employment and paid to him in a lump sum; that portion of his Stock Benefits and Stock Benefit Supplement not paid to him due to such reduction shall be forfeited.

                           3.4.2.2 If a Stock  Participant's  employment  is (a)
voluntarily terminated following attainment of age 62
(55 in the event the Committee elects to waive the provisions of Section 3.4.2.1 hereof), (b) involuntarily terminated at any age without Cause, including termination due to death or disability, or (c) terminated by the Stock
Participant for Good Reason, all of his Stock Benefits and any Stock Benefit Supplement shall be distributed (without reduction for any early retirement reduction factors under the Retirement Plan) to him (or to his beneficiary in the event of his death) promptly (but not sooner than fifteen (15) days) following his termination of employment with the Company or its subsidiaries; provided, however, that a Stock Participant may upon written notice to the Committee given at least one year prior to his termination, elect an annual distribution of such Stock Benefits and any Stock Benefit Supplement over a period of time of up to ten (10) years (e.g. if a ten year election, one tenth of the balance at the time of the first distribution, one ninth of the balance at the time of the second distribution, etc.) and provided further that a Stock Participant may upon written notice to the Committee given at least one year prior to his termination of employment elect to delay until the next calendar year following his termination of employment either the distribution of or, if the Stock Participant has elected annual distributions over a period of time, the initial distribution of his benefit.

                  3.4.3 Change In Control. Notwithstanding anything else in this Supplemental Plan to the contrary, promptly (but not later than fifteen (15) days) following Change in Control, (A) shares of Stock equal in number to the shares credited to a Stock Participant=s Account shall be distributed to such Stock Participant, and (B) cash equal to any Stock Benefit Supplement as of such date shall to paid to such Stock Participant. Distributions and payments pursuant to the immediately preceding sentence shall be in lieu of any distributions and payments described in Section 3.4.2.

SECTION 4:                 General Provisions

         4.1 Committee. This Supplemental Plan shall be administered by a committee of two or more directors constituted to comply with the Non-Employee Director requirements of Rule 16b-3 promulgated pursuant to the Securities Exchange Act of 1934 as amended and Securities Exchange Commission interpretations thereunder (the "Committee"), disregarding any changes in the members of the Committee following a Change in Control. The Company shall pay the cost of administration of the Supplemental Plan. The Committee shall have the power, right and duty to interpret the provisions of the Supplemental Plan and may from time to time adopt rules with respect to the administration of the Supplemental Plan and the determination and distribution of benefits under the Supplemental Plan, and may amend any and all rules previously established. Any decision made by the Committee in good faith in connection with its administration of or responsibilities under the Supplemental Plan, including the interpretation of any provision of the Supplemental Plan, the application of any rule established under the Supplemental Plan, any determination as to the officers eligible to participate in the Supplemental Plan, the amount allocated to each and the manner, conditions and terms of payment of such amount, shall be conclusive on all persons.

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

         4.5 Interests Not Transferable. Except as to withholding of any tax under the laws of the United States or any state, the interests of the Participants and their beneficiaries under the Supplemental Plan are not subject to the claims of their creditors and may not be voluntarily or involuntarily transferred, assigned, alienated or encumbered, provided, however, that the Committee shall have discretion to waive this restriction, in whole or in part. No Participant shall have any right to any benefit payments hereunder prior to his termination of employment with the Company other than pursuant to Section 3.4.3.

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




                                                                   Exhibit 10(b)


                         HARNISCHFEGER INDUSTRIES, INC.

                 LONG-TERM COMPENSATION PLAN FOR KEY EXECUTIVES
                   (as amended and restated December 17, 1998)

1. Purpose. The Harnischfeger  Industries,  Inc. Long-Term Compensation Plan for
Key Executives (the "Plan"), established effective as of September 8, 1997 by Harnischfeger Industries, Inc. (the "Company"), is intended to provide certain key officers of the Company a one-time grant of long-term compensation incentives linked to achieving high performance for Company shareholders.

2. Administration. The Plan will be administered by the Human Resources Committee of the Board of Directors of the Company or such other committee of two or more directors constituted to comply with the Non-Employee Director requirements of Rule 16b-3 promulgated pursuant to the Securities Exchange Act of 1934 as amended and Securities Exchange Commission interpretations thereunder as the Board of Directors may designate from time to time (the "Committee"), which Committee from time to time may delegate the performance of certain of its ministerial duties under the Plan, such as the keeping of records and participants' accounts, to such person or persons as it may select. Awards under the Plan shall be earned on the basis of performance during each of three consecutive 12-month periods beginning on November 1, 1998 and ending on October 31, 2001 (each a "Plan Year"). The Company shall pay the cost of Plan administration. The Committee shall have the power, right and duty to interpret the provisions of the Plan and may from time to time adopt procedures with respect to the administration of the Plan. Any decision made by the Committee in good faith in connection with its administration of or responsibilities under the Plan shall be conclusive on all persons.


3.                Participation.  Each executive of the Company listed on
Schedule I shall be a participant in the Plan (a "Participant").


4. Shares. The total number of shares of the Company's common stock, par value $1.00 per share ("Stock"), (other than Dividend Shares (as defined below) and amounts awarded through dividends, stock splits and other distributions and the reinvestment of cash distributions as provided in paragraph 6(b) hereof) on which the value of a Participant's benefits under the Plan are based (the
"Shares") is listed on Schedule I. As Shares are earned by a Participant pursuant to Section 6, a bookkeeping account maintained on behalf of the Participant (the "Account") shall be credited to reflect the earned Shares.

5. Total Business Return. The Total Business Return shall be based on the Company's net operating profit after taxes, as determined by the Committee in accordance with the guidelines set forth on Schedule III hereto. The Total Business Return shall be measured by the Committee as of the last day of such Plan Year (the "Measurement Date") and shall be determined within sixty (60) days following each applicable Measurement Date. Notwithstanding the foregoing, in the event of a Trigger Event with respect to a Participant, the Measurement Date for such Participant(s) shall be the last day of the fiscal quarter immediately preceding such Trigger Date.

6. Awards. Shares shall be earned as of each Measurement Date based on the Total Business Return for each of the completed Plan Years as of each such Measurement Date and the corresponding percentage of Shares set forth on Schedule II (the "Total Stock Award"). Upon each applicable Measurement Date, each Participant who is then employed by the Company shall earn for purposes of crediting the Participant's Account (i) an amount measured by the number of Shares (a "Stock Award") which together with all previous Stock Awards equals the Total Stock Award for such Participant and (ii) an additional amount (the "Dividend Shares") measured by the number of shares of Stock (rounded to the nearest whole number of shares) that would have been credited to the Participant's Account as the result of dividends, stock splits and other distributions and the reinvestment of cash distributions in the manner and at the prices specified in paragraph 6(b) below had such Stock Award been made on September 8, 1997. In the event of a Participant's death, Disability or Retirement during a Plan Year, such Participant shall earn a Stock Award equal to the product of (i) the Stock Award based on the Total Business Return as of the Measurement Date next following the date of death, Disability or Retirement and (ii) a fraction, the numerator of which is the number of completed and partial months of service during such Plan Year prior to termination of employment and the denominator of which is twelve
(12) (the "Pro-Rata Award"), provided, that, in the event a Change in Control occurs prior to the end of such Plan Year, such Participant's Stock Award shall be based on the Total Business Return measured as of the last day of the fiscal quarter immediately preceding such Change in Control. Notwithstanding the foregoing, in the event of a Trigger Event with respect to a Participant, such Participant shall earn a Trigger Event Award. Except as provided herein, any Participant whose employment with the Company terminates for any reason prior to October 31, 2001 shall not be eligible for additional Stock Awards under the Plan following the date of such termination of employment. Except as provided herein, on the date a Participant earns a Stock Award, the Company shall deliver into the Harnischfeger Industries Deferred Compensation Trust ("Rabbi Trust") a number of shares of Stock equal to the Stock Award and Dividend Shares corresponding to such Stock Award to be held under the terms of the Rabbi Trust subject to the terms hereinafter set forth:

(a) Shares of Stock required to be delivered to the Rabbi Trust by the Company shall be registered by the Company in the name of the Rabbi Trust;
     provided, however, that the Company may direct the trustee of the Rabbi Trust (the -------- ------- "Trustee") to use for this purpose shares of Stock previously delivered by the Company to the Rabbi Trust to the extent shares held in the Rabbi Trust exceed the Company's aggregate obligations under all plans covered by the Rabbi Trust. The Stock transferred to the Rabbi Trust hereunder may at the Company's option be acquired through open market purchases or may be treasury shares provided that any such shares are duly registered or exempted from registration pursuant to applicable federal and state securities laws. Although the Company intends to exert its best efforts so that the shares transferred to the Rabbi Trust or distributed to Participants or their beneficiaries hereunder will be registered under, or exempt from the registration requirements of, the Securities Act of 1933 (the "Securities Act") and any applicable state securities laws, if the allocation or distribution would otherwise result in the violation by the Company of any provision of the Securities Act or of any state securities law, the Company may require that such transfer or distribution be deferred until the Company has taken appropriate action to avoid any such violation.

(b) Each Participant's Account shall be credited to reflect all dividends, stock splits and other distributions with respect to shares of Stock reflected by such Account. The amount (expressed as a number of shares) credited to each Participant's Account in respect of each cash distribution with respect to Stock transferred to the Rabbi Trust hereunder will be the same as if the cash distribution were used to purchase shares of Stock at 75% of the average price paid by the Trustee for Stock purchased when it reinvests such cash dividends in Stock as provided in Paragraph 4.1 of the Rabbi Trust. The Company shall from time to time as needed make available to the Trustee sufficient shares of Stock in connection with such discounted purchase of Stock with cash dividends. Each Participant's Account shall be debited to reflect any distributions made to a Participant when made.

(c) Stock equal to the number of shares credited to a Participant's Account shall be distributed to him (or to his beneficiary in the event of his death) promptly (but not sooner than fifteen (15) days) following his termination of employment with the Company and its subsidiaries; provided, however, that a Participant may upon written notice to -------- ------- the Committee given at least one year prior to his termination of employment, elect an annual distribution of such Stock over a period of time of up to ten (10) years (e.g. if a ten year election, one tenth of the balance at the time of the first distribution, one ninth of the balance at the time of the second distribution, etc.); and provided, further that a Participant may, upon written notice to the Committee given at least one year prior to his ------- termination of employment, elect to delay until the next calendar year following his termination of employment either the distribution of or, if the Participant has elected annual distributions over a period of time, the initial distribution from his Account.

7. Gross-Up Payments. Subject to Participants complying with the requirements of this Section 7 in the event it shall be determined that any payment or distribution under the Plan to or for the benefit of a Participant, determined without regard to any additional payments required by this first paragraph of this Section 7 (a "Payment"), would be subject to the excise tax imposed by
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") or any interest or penalties are incurred by a Participant with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Participant shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Participant of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest or penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Participant retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments.

Subject to the provisions of the third paragraph of this Section 7, all determinations required to be made under this Section 7, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by PricewaterhouseCoopers LLP or any successor thereto (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and Participants within thirty (30) business days of the receipt of notice from a Participant that there has been a Payment, or such earlier time as is requested by the Company. All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payments, as determined pursuant to this
Section 7, shall be paid by the Company to Participants within five days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and Participants. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to the third paragraph of this Section 7 and the Participant thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Participant.

Participants shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of a Gross-Up Payment. Such notification shall be given as soon as practicable but no later than thirty (30) business days after the Participant is informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The Participant shall not pay such claim prior to the expiration of the thirty (30)-day period following the date on which it gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Participant in writing prior to the expiration of such period that it desires to contest such claim, the Participant shall: (i) give the Company any information reasonably requested by the Company relating to such claim; (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company; (iii) cooperate with the Company in good faith in order effectively to contest such claim; and
(iv) permit the Company to participate in any proceedings relating to such claim; provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Participant harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this third paragraph of Section 7, the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Participant to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Participant shall prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Participant to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Participant, on an interest-free basis and shall indemnify and hold the Participant harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Participant with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Participant shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

If, after the receipt by the Participant of an amount advanced by the Company pursuant to the third paragraph of this Section 7, the Participant becomes entitled to receive any refund with respect to such claim, the Participant shall (subject to the Company's complying with the requirements of the third paragraph of this Section 7) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Participant of an amount advanced by the Company pursuant to the third paragraph of this Section 7, a determination is made that the Participant shall not be entitled to any refund with respect to such claim and the Company does not notify the Participant in writing of its intent to contest such denial of refund prior to the expiration of thirty (30) days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

8. Capitalization Adjustment. In the event of any change in corporate capitalization, such as a stock split or a corporate transaction, such as any merger, consolidation, separation, including a spin-off, or other distribution of stock or property (without regard to the payment of any cash dividends by the Company in the ordinary course) of the Company, any reorganization (whether or not such reorganization comes within the definition of such term in Section 368 of the Code) or any partial or complete liquidation of the Company, the Committee shall make such substitution or adjustments in the aggregate number and kind of Total Stock Awards under the Plan, and in the number and kind of shares subject to Stock Awards under the Plan, and such other equitable substitution or adjustments as is appropriate to preserve the value of the Shares or the Total Stock Awards; provided, however, that the number of shares subject to any award shall always be a whole number.

9. Trigger Event Payments. Notwithstanding anything in this Plan to the contrary, in the event of a Trigger Event with respect to a Participant on or prior to October 31, 2001, a Participant will receive a distribution of the Stock reflected by such Participant's Account and an amount of cash equal to (A) the sum of the Trigger Event Award and the Trigger Event Dividend Award, multiplied by (B) the greatest of (1) the Change in Control Price, if applicable, (2) the closing price of the Stock on the New York Stock Exchange Composite Tape on the last trading date for the Stock immediately preceding the date on which the Trigger Event occurs and (3) $25.00. Amounts payable pursuant to this Section 9 shall be paid to the Participant (or to his beneficiary in the event of his death following the Trigger Event) promptly (but no later than five
(5) days) following any Termination or any Change in Control and shall be in lieu of any payments in cash or stock pursuant to Section 6 hereof; provided, that, with respect to a Termination, in the event of a distribution election under Section 6(c), such election shall control.

10.  Designation of  Beneficiaries.  Each Participant from time to time may name any person or persons (who may be named concurrently, contingently or successively) to whom his benefits under the Plan are to be paid if he dies before he receives his full benefits hereunder. Each such beneficiary designation will revoke all prior designations by the Participant, shall not require the consent of any previously named beneficiary, shall be in a form prescribed by the Committee, and will be effective only when filed with the Committee during the Participant's lifetime. If a Participant fails to designate a beneficiary before his death, the beneficiary shall be the Participant's estate.

11. General. No Participant or other person shall have any right, title or interest in any property of the Company as a result of an award under the Plan. No rights or interests of Participants under this Plan shall be assignable either voluntarily or involuntarily nor shall the establishment nor continuance of this Plan affect or enlarge the employment rights of any Participant or constitute a contract of employment with any Participant. No Committee member shall be personally liable for any act done or omitted to be done in good faith in the administration of the Plan. Except as provided in Section 6 hereof, nothing herein shall require the Company to segregate or set aside any funds or other property for the purpose of paying any amounts, the payment of which has been deferred under the Plan.

12. Facility of Payment. When a person entitled to benefits under the Plan is under legal disability, or, in the Committee's opinion, is in any way incapacitated so as to be unable to manage his affairs, the Committee may direct the payment of benefits to such person's legal representative, or to a relative or friend of such person for such person's benefit, or the Committee may direct the application of such benefits for the benefit of such person. Any payments made in accordance with the preceding sentence shall be a full and complete discharge of any liability for such payment under the Plan.

13. Withholding for Taxes. Notwithstanding any other provision of the Plan, the Committee may on behalf of the Participant withhold or direct the Trustee to withhold from any payment to be made under the Plan, whether in the form of cash or shares of Stock, such amount or amounts as may be required for purposes of complying with appropriate federal, state or foreign tax withholding provisions. Subject to the discretion of the Committee, no distribution will be made to the Participant until all tax withholding obligations have been satisfied.

14. Benefit Statements. The Company shall provide statements of their Accounts to Participants on a periodic basis but not less than annually in such form and at such time as it deems appropriate.

15. Amendment and Termination. The Company may not amend or terminate the Plan without the express written consent of each Participant who is affected by such amendment or termination.

16. Controlling Law. The laws of Wisconsin shall be controlling in all matters relating to the Plan.

                  ---------------

17. Gender and Number. Where the context admits, words in the masculine gender shall include the feminine and neuter genders, the plural shall include the singular and the singular shall include the plural.

18.                        Definitions

         (a)      "Cause," with respect to a Participant means:

         (i) the willful and continued failure of the Participant substantially to perform the Participant's duties of employment (other than as a result of physical or mental illness or injury), after the Board of Directors of the Company or the Chief Executive Officer of the Company delivers to the Participant a written demand for substantial performance that specifically identifies the manner in which the Board or the Chief Executive Officer believes that the Participant has not substantially performed the Participant's duties of employment; or

         (ii) willful illegal conduct or gross misconduct by the Participant, that results in material and demonstrable damage to the business or reputation of the Company or its subsidiaries; or

         (iii) the Executive's conviction of, or plea of guilty or nolo contendere to, a felony.

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

         (b)      "Change in Control" means:

(i) The acquisition by an individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 15% or more of either (A) the then outstanding shares of Stock (the "Outstanding Company Common Stock") or (B) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (i), the following acquisitions shall not -------- ------- constitute a Change in Control: (A) any acquisition directly from the Company, (B) any acquisition by the Company, (C) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (D) any acquisition pursuant to a transaction which complies with clauses (A), (B) and (C) of subsection (iii) of this Section 18(b); or

(ii) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent -------- ------- to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

(iii)Consummation by the Company of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of assets of another entity (a "Business Combination"), in each case, unless, following such Business Combination,
     (A) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no Person (excluding any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 15% or more of, respectively, the then outstanding share of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (C) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

(iv) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company. (c) "Change in Control Price" means the highest of (i) the highest reported sales price, regular way, of a share of Stock in any transaction reported on the New York Stock Exchange Composite Tape or other national securities exchange on which such shares are listed or on NASDAQ, as applicable, during the sixty (60)-day period prior to and including the date of a Change in Control, and (ii) if the Change in Control is the result of a tender or exchange offer or a Business Combination (as defined in Section 18(b)), the highest price per share of Stock paid in such tender or exchange offer or Business Combination. To the extent that the consideration paid in any such transaction described above consists all or in part of securities or other non-cash consideration, the value of such securities or other non-cash consideration shall be determined by the Incumbent Board (as defined in the Rabbi Trust). (d) "Disability" with respect to a Participant, means that (i) the Participant has been unable, for a period of 180 consecutive business days, to perform the Participant's duties of employment, as a result of physical or mental illness or injury, and (ii) a physician selected by the Company or its insurers, and acceptable to the Participant or the Participant's legal representative, has determined that the Participant's incapacity is total and permanent. A termination of the Participant's employment by the Company for Disability shall be communicated to the Participant by written notice, and shall be effective on the 30th day after receipt of such notice by the Participant (the "Disability Effective Date"), unless the Participant returns to full-time performance of the Participant's duties before the Disability Effective Date. (e) "Good Reason" means, with respect to a Participant, without the Participant's express written consent: (i) the assignment to the Participant of any duties inconsistent in any material and adverse respect with the duties assigned to the Participant by the Company as of July 17, 1998, or any other action by the Company that results in a material diminution in the Participant's position, authority, duties or responsibilities from those held, exercised and/or assigned to the Participant as of July 17, 1998, other than an isolated, insubstantial and inadvertent action that is not taken in bad faith and is remedied by the Company promptly after receipt of notice thereof from the Participant; or
         (ii) any reduction in the Participant's base salary or a material reduction in the Participant's bonus opportunity or other material employee benefits from the levels in effect as of July 17, 1998, other than (A) an isolated, insubstantial and inadvertent action that is not taken in bad faith and is remedied by the Company promptly after receipt of notice thereof from the Participant, (B) any modification to the Company's employee benefits in conjunction with establishment of a substitute or replacement employee benefit plan providing substantially similar employee benefits, or (C) the Company's modifications to its retiree medical programs; or

         (iii) any requirement by the Company that the Participant's services be rendered primarily at a location or locations more than 35 miles from the Participant's employment location as of July 17, 1998, other than for reasonable travel obligations in connection with the Participant's duties of employment.

                  (f) "Retirement" of a Participant means (i) retirement from active employment with the Company at or after age 65, or (ii) termination of employment with the Company at a time when the Participant is entitled to early retirement benefits pursuant to the early retirement provisions of the applicable pension plan of the Company.

                  (g) "Trigger Event" shall mean either: (i) with respect to all Participants, a Change in Control of the Company, or (ii) with respect to any individual Participant, the involuntary termination of such Participant's employment by the Company
                  (other than for "Cause" or "Disability"), or such Participant's termination of employment for "Good Reason" (in each case, a "Termination"). Once a Trigger Event occurs with respect to a Participant, no further Stock Awards may be earned by such Participant hereunder.

                  (h) "Trigger Event Award" shall be (i) the greater of (A) the Total Stock Award as set forth on Schedule II hereto and (B) 50% of the total Shares listed for such Participant on
                  Schedule I less (ii) all previous Stock Awards.

                  (i) "Trigger Event Dividend Award" means an amount equal to the number of additional shares of Stock (rounded to the nearest whole number of shares) that would have been received by the Participant as a result of the reinvestment of cash distributions in the manner and at the prices described in paragraph 6(b), had the Trigger Event Award been made and the underlying shares of Stock been held by the Participant from September 8, 1997.


                                                                      Exhibit 11


                         HARNISCHFEGER INDUSTRIES, INC.
                        CALCULATION OF EARNINGS PER SHARE
             (Dollar amounts in thousands except per share amounts)

                                                      Three Months Ended
                                                          January 31,
                                               ---------------------------------
                                                   1999             1998

 Average common shares outstanding
         Basic                                       45,916            46,742
                                               ==============   ==============
         Diluted                                     45,916            46,742
                                               ==============   ==============

 Net Income (Loss)
         (Loss) from continuing operations       $ (16,399)         $ (24,971)
         Income from discontinued operation              -              3,404
                                               --------------   --------------
         Net Income (loss)                       $ (16,399)         $ (21,567)
                                               ==============   ==============

 Basic Earnings Per Share
         (Loss) from continuing operations        $ (0.36)            $ (0.53)
         Income from discontinued operation             -                0.07
                                               --------------   --------------
         Net Income (loss)                        $ (0.36)            $ (0.46)
                                               ==============   ==============

 Diluted Earnings Per Share
         (Loss) from continuing operations        $ (0.36)            $ (0.53)
         Income from discontinued operation             -                0.07
                                               ==============   ==============
         Net Income (loss)                        $ (0.36)            $ (0.46)
                                               ==============   ==============