Form 10-Q
period 1999-04-30
HARNISCHFEGER INDUSTRIES INC
filed 1999-06-14
CIK 801898

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     _X_            OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED April 30, 1999

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

                                    Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                              Outstanding at June 14, 1999
Common Stock, $1 par value                               47,949,089  shares




                         HARNISCHFEGER INDUSTRIES, INC.


                                    FORM 10-Q
                                  April 30, 1999

                                      INDEX


PART I.


Financial Information:

Consolidated Statement of Income -
Three and Six Months Ended
April 30, 1999 and 1998

Consolidated Balance Sheet -
April 30, 1999 and October 31, 1998

Consolidated Statement of Cash Flows -
Six Months Ended April 30, 1999 and 1998

Consolidated Statement of Shareholders' Equity -
Six Months Ended April 30, 1999 and 1998

Notes to Consolidated Financial Statements

Management's Discussion and Analysis
of Results of Operations and Financial Condition


PART II.

Other Information

Signatures


                         PART I. FINANCIAL INFORMATION
                         HARNISCHFEGER INDUSTRIES, INC.
                   (Debtor-in-Possession as of June 7, 1999)
                        CONSOLIDATED STATEMENT OF INCOME
             (Dollar amounts in thousandsexcept per share amounts)
                                  (Unaudited)

                                                     Three Months Ended                Six Months Ended
                                                          April 30,                         April 30,
                                              ------------------------------------------------------------------
                                                  1999             1998             1999              1998
                                              ------------------------------    --------------------------------
Revenues
       Net Sales                                $    488,124       $ 477,839        $ 944,374       $ 1,035,683
       Other Income                                    1,293             750            9,955            10,760
                                              --------------   -------------    -------------     --------------
                                                     489,417         478,589          954,329         1,046,443
Cost of Sales, including anticipated
        losses on contracts                          484,196         434,854          857,419           939,454
Product Development, Selling
        and Administrative Expenses                  101,171         115,173          203,406           213,010
Restructuring Charge                                       -          65,000                -            65,000
                                              --------------   -------------    -------------     --------------
Operating (Loss)                                     (95,950)       (136,438)        (106,496)         (171,021)

Interest Expense - Net                               (21,984)        (19,802)         (44,902)          (38,097)
                                              --------------   -------------    -------------     --------------
(Loss) before Benefit for Income
       Taxes and Minority Interest                  (117,934)       (156,240)        (151,398)         (209,118)

Benefit for Income Taxes                              40,125          63,717           51,500            81,700

Minority Interest                                      3,551          19,697            9,241            29,621
                                              --------------   -------------    -------------     --------------

Net (Loss) From Continuing Operations                (74,258)        (72,826)         (90,657)          (97,797)

Income from Discontinued Operation,
  net of applicable income taxes                          -              972                -             4,376
Gain on Sale of Discontinued Operation,
  net of applicable income taxes                          -          151,500                -           151,500
                                              --------------   -------------      -------------     --------------

Net Income (Loss)                               $   (74,258)       $  79,646        $ (90,657)         $ 58,079
                                              ==============   =============      =============     ==============

Basic Earnings Per Share
(Loss) from continuing operations                  $ (1.60)         $ (1.57)         $ (1.96)           $ (2.10)
Income from and net gain on sale of
    discontinued operation                               -             3.28                -               3.35
                                              --------------   -------------      -------------     --------------
Net Income (Loss)                                  $ (1.60)          $ 1.71          $ (1.96)            $ 1.25
                                              ==============   =============      =============     ==============

Diluted Earnings Per Share
(Loss) from continuing operations                  $ (1.60)         $ (1.57)         $ (1.96)           $ (2.10)
Income from and net gain on sale of
    discontinued operation                               -             3.28                -               3.35
                                              --------------   -------------      -------------     --------------
Net Income (Loss)                                  $ (1.60)          $ 1.71          $ (1.96)            $ 1.25
                                              ==============   =============      =============     ==============

                See accompanying notes to financial statements




                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                           CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)


                                          April 30,        October 31,
                                             1999             1998
                                        ---------------  ----------------
                                         (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents                $   36,716       $    30,012
  Accounts receivable-net                     684,932           692,326
  Inventories                                 611,434           610,478
  Other current assets                         75,178            56,142
  Prepaid income taxes                        124,285            74,186
                                        ---------------  ----------------
                                            1,532,545         1,463,144

Property, Plant and Equipment:
  Land and improvements                        60,071            61,454
  Buildings                                   261,689           289,789
  Machinery and equipment                     779,287           809,969
                                               -------           -------
                                            1,101,047         1,161,212
  Accumulated depreciation                   (518,905)         (529,884)
                                        ---------------  ----------------
                                              582,142           631,328

Investments and Other Assets:
  Goodwill                                    464,430           480,625
  Intangible assets                            71,456            31,343
  Other assets                                225,056           180,819
                                        ---------------  ----------------
                                              760,942           692,787
                                        ===============  ================
                                          $ 2,875,629        $2,787,259
                                        ===============  ================



                   See accompanying notes to financial statements.



                         HARNISCHFEGER INDUSTRIES, INC.
                   (Debtor-in-Possession as of June 7, 1999)
                           CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)


                                                   April 30,       October 31,
                                                      1999             1998
                                                 ---------------  --------------
                                                  (Unaudited)

Liabilities and Shareholders' Equity

Current Liabilities:
  Short-term notes payable, including current
    portion of long-term obligations                $  203,928       $  156,383
  Trade accounts payable                               318,377          333,624
  Employee compensation and benefits                    72,917           73,334
  Advance payments and progress billings               106,999          115,320
  Accrued warranties                                    48,980           58,053
  Other current liabilities                            328,148          289,566
                                                 ---------------  --------------
                                                     1,079,349        1,026,280

Long-term Obligations                                1,080,679          962,797

Other Liabilities:
  Liability for postretirement benefits                 29,369           34,187
  Accrued pension costs                                 77,028           40,812
  Other liabilities                                      9,634           12,495
                                                 ---------------  --------------
                                                       116,031           87,494

Minority Interest                                       35,322           43,838

Shareholders' Equity:
  Common stock (51,668,939 and
     51,668,939 shares issued, respectively)            51,669           51,669
  Capital in excess of par value                       577,414          586,509
  Retained earnings                                    120,673          216,065
  Accumulated comprehensive (loss)                     (73,539)         (60,289)
  Less:
      Stock Employee Compensation
         Trust (1,433,147 and 1,433,147
         shares, respectively) at market               (13,973)         (13,525)
      Treasury stock (3,865,101 and
         4,465,101 shares, respectively)
         at cost                                       (97,996)        (113,579)
                                                 ---------------  --------------
                                                       564,248          666,850
                                                 ---------------  --------------
                                                    $2,875,629       $2,787,259
                                                 ===============  ==============

       See accompanying notes to financial statements.





                         HARNISCHFEGER INDUSTRIES, INC.
                   (Debtor-in-Possession as of June 7, 1999)
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                                                              Six Months Ended
                                                                                  April 30,
Operating Activities                                                          1999         1998
Net income (loss)                                                         $ (90,657)     $ 58,079
Add (deduct) - Items not affecting cash:
     Valuation Reserve on APP 811 and 812                                    87,000            -
     Income from and gain on sale of discontinued operation                      -       (155,876)
     Restructuring charge                                                        -         65,000
     Minority interest, net of dividends paid                                (9,241)      (29,621)
     Depreciation and amortization                                           41,295        41,836
     Prepaid/deferred income taxes -net                                     (49,445)      (92,858)
     Other - net                                                             (5,859)       (6,772)
Changes in working capital, exclusive of acquisitions and divestitures
     Decrease (increase) in accounts receivable - net                         1,465       (41,107)
     (Increase) in inventories                                               (4,407)      (72,445)
     (Increase) in other current assets                                     (20,152)      (14,427)
     (Decrease) in trade accounts payable                                   (11,173)      (56,994)
     Increase (decrease) in employee compensation and benefits                3,656       (17,292)
     (Decrease) increase in advance payments and progress
       billings                                                              (5,585)       31,943
     (Decrease)Increase in other current liabilities                        (33,277)       16,534
                                                                        -----------  ------------
       Net cash (used by) operating activities                              (96,380)     (274,000)
                                                                        -----------  ------------

Investment and Other Transactions
     Acquisitions, net of cash acquired                                          -        (40,283)
     Proceeds from sale of Material Handling                                     -        341,000
     Proceeds from sale of J&L Fiber Services                                    -        109,445
     Property, plant and equipment acquired                                 (32,597)      (59,191)
     Property, plant and equipment retired                                   10,369        12,870
     Other - net                                                            (36,515)       (9,168)
                                                                        -----------  ------------
       Net cash (used by) provided by investment
         and other transactions                                             (58,743)      354,673
                                                                        -----------  ------------

Financing Activities
     Dividends paid                                                          (4,592)       (9,285)
     Exercise of stock options                                                   -            454
     Purchase of treasury stock                                                  -        (30,086)
     Issuance of long-term obligations                                      125,812        65,218
     Redemption of long-term obligations                                     (3,963)      (40,636)
     Increase (decrease) in short-term notes payable                         43,742       (86,472)
                                                                        -----------  ------------
       Net cash provided by (used by) financing activities                  160,999      (100,807)
                                                                        -----------  ------------
Effect of Exchange Rate Changes on Cash and
     Cash Equivalents                                                           828           288
                                                                        -------------------------
Increase (Decrease) in Cash and Cash Equivalents                              6,704       (19,846)

Cash and Cash Equivalents at Beginning of Period                             30,012        29,383
                                                                        =========================
Cash and Cash Equivalents at End of Period                                 $ 36,716       $ 9,537
                                                                        =========================

                        See accompanying notes to financial statements.



                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                          (Dollar amounts in thousands)
                                   (Unaudited)
                                                                                         Accumulated
                                                       Capital in   Compreh-                Other
                                              Common   Excess of     sive    Retained     Comprehen-             Treasury
                                               Stock   Par Value    (Loss)   Earnings     sive (Loss)   SECT      Stock      Total
                                             --------------------------------------------------------------------------------------

Six Months Ended April 30, 1999
Balance at October 31, 1998                  $51,669   $586,509                $216,065   $(60,289)   $(13,525)  $(113,579) $666,850

        Comprehensive income (loss):
             Net (loss)                                            (90,657)     (90,657)                                    (90,657)
             Other Comprehensive (loss):
                 Currency translation adjustment                   (13,250)                (13,250)                         (13,250)
                                                                   --------
             Total Comprehensive (loss)                           (103,907)
                                                                   ========
        Dividends paid ($.10 per share)                                          (4,735)                                     (4,735)
        Dividends on shares held by SECT                    143                                                                 143
        866,500 shares purchased by employee
           and director benefit plans                   (10,035)                                                    15,583    5,548
        Adjust SECT shares to market value                  448                                           (448)                   -
        Amortization of unearned compensation
           on restricted stock                              349                                                                 349
                                            ====================               =====================================================
Balance at April 30, 1999                    $51,669   $577,414                $120,673   $(73,539)   $(13,973)   $(97,996) $564,248
                                             ====================              =====================================================

Six Months Ended April 30, 1998
Balance at October 31, 1997                  $51,607   $625,358                $253,727   $(41,440)   $(56,430)   $(83,162) $749,660
        Comprehensive income (loss):
             Net income                                             58,079       58,079                                      58,079
             Other Comprehensive (loss):
                 Currency translation adjustment                    (5,738)                 (5,738)                          (5,738)
                                                                   --------
                     Total Comprehensive (loss)                    (52,341)
                                                                   ========
        Exercise of 22,256 stock options          22        432                                                                 454
        Dividends paid ($.20 per share)                                          (9,572)                                     (9,572)
        Dividends on shares held by SECT                    287                                                                 287
        Adjust SECT shares to market value              (15,944)                                        15,944                    -
        113,043 shares purchased by employee
           and director benefit plans                     1,944                                                      3,187    5,131
        670,000 shares acquired as treasury
           stock                                                                                                   (30,086) (30,086)
        Amortization of unearned compensation
           on restricted stock                              349                                                                 349
                                             ====================              =====================================================
Balance at April 30, 1998                    $51,629   $612,426                $302,234   $(47,178)   $(40,486)  $(110,061) $768,564
                                             ====================              =====================================================


                 See accompanying notes to financial statements





                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1999
             (Dollar amounts in thousands except per share amounts)


(a)   Reorganization under Chapter 11

      On June 7, 1999, Harnischfeger Industries, Inc. (the "Company") and its domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") within the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and orders for relief were entered. The Debtors' Chapter 11 cases have been consolidated for the purpose of joint administration under case number 99-2171. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, actions to collect prepetition indebtedness of the Debtors and other contractual obligations against the Debtors may not be enforced. These claims will be reflected in subsequent filings in the balance sheet as "liabilities subject to compromise." In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including leases. Additional claims may arise from such rejections, and from the determination by the court (or agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. However, the Debtors have not yet completed their review of all their prepetition executory contracts and leases for assumption or rejection. See also notes
      (h) - Long-Term Obligation and (o) Subsequent Events.

      The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of their prepetition obligations, including employee wages and product warranties. In addition, the Bankruptcy Court authorized the Debtors to maintain their employee benefit programs. Pension and savings plan funds are in trusts and protected under federal regulations. All required contributions are current in the respective plans.

(b)   Basis of Presentation

      The accompanying consolidated interim financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect any adjustments that might result if the Debtors are unable to continue as a going concern. As a result of the Debtors' Chapter 11 filings, however, such matters are subject to significant uncertainty. The Debtors intend to file a plan of reorganization with the Bankruptcy Court. Continuing on a going concern basis is dependent upon, among other things, the Debtors' formulation of an acceptable plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. The accompanying consolidated interim financial statements do not reflect (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority, (c) the affect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan of reorganization, or (d) adjustments to the carrying value of assets or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

      In the opinion of management, all adjustments necessary for the fair presentation on a going concern basis of the results of operations for the three and six months ended April 30, 1999 and 1998, cash flows for the six months ended April 30, 1999 and 1998, and financial position at April 30, 1999 have been made. All adjustments made are of a normal recurring nature, except for the adjustment related to anticipated losses on contracts discussed in note (l) - Beloit APP Contracts. In addition, other transactions which pertain to fiscal 1998 related to anticipated losses on contracts discussed in note (l) - Beloit APP Contracts and acquisitions/divestitures which are discussed in note (c) - Acquisitions/Discontinued Operations are of a nonrecurring nature.

      These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998.

      The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

(c)   Acquisitions/Discontinued Operations

      On March 30, 1998, the Company completed the sale of approximately 80% of the common stock of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. in a leveraged recapitalization transaction. As such, the accompanying financial statements have been reclassified to reflect Material Handling as a discontinued operation. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities of Material Handling and holds one board of director seat in the new company. In addition, the Company has licensed Material Handling to use the "P&H" trademark on existing Material Handling-produced products on a worldwide basis for periods specified in the agreement for a royalty fee payable over a ten year period. The Company reported a $151,500 after-tax gain on the sale of this discontinued operation in the second quarter of fiscal 1998. Proceeds consisted of $341,000 in cash and $4,800 in preferred stock with a 12.25% payment-in-kind dividend; $7,200 in common stock was not reflected in the Company's balance sheet or gain calculations due to the nature of the leveraged recapitalization transaction. Net assets disposed of in the sale aggregated $139,300. Sales and operating profit of Material Handling for the five months ended March 30, 1998 was $130,546 and $7,447, respectively.

      On March 19, 1998, the Company completed the acquisition of Horsburgh & Scott ("H&S") for the purchase price of $40,283. H&S is a manufacturer of gears and gear cases, and is also involved in the distribution of parts and service to the mining industry. The acquisition was accounted for as a purchase transaction, with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill is amortized over 40 years.

(d)   Restructuring Charge

      In the second quarter of fiscal 1998, Beloit Corporation, a subsidiary of the Company ("Beloit"), recorded a $65,000 restructuring charge ($31,900 after tax and minority interest). The charge included costs related to severance for approximately 1,000 employees worldwide, facility closures, and the disposal of machinery and equipment. Closures have been completed of pulping-related manufacturing facilities in Sherbrooke, Quebec, Canada and Dalton, Massachusetts. Conversion of a paper-related manufacturing facility in the United Kingdom into a roll center of excellence is complete. The Italian operation is expected to be converted in fiscal 1999 from a full-line manufacturing operation to a Millprosm aftermarket center for central and southern Europe. The cash and noncash elements of the restructuring charge approximated $32,500 and $32,500, respectively. Management anticipates that the reserves will be substantially utilized before the end of the fiscal year. Details of this restructuring charge are as follows:

                                        Original        Reserve         4/30/99
                                        Reserve         Utilized        Reserve
                                       ------------   -------------   ----------

Employee severance                        $ 25,800        $(15,092)    $ 10,708
Facility closures                           33,300         (33,300)           -
Machinery and equipment dispositions         5,900          (4,757)       1,143
                                       ------------   -------------   ----------

Pre-tax charge                            $ 65,000        $(53,149)    $ 11,851
                                       ============   =============   =========


(e)   Inventories

      Consolidated inventories consisted of the following:

                                            April 30,       October 31,
                                              1999            1998
                                          -------------   --------------
Finished goods                              $ 351,284       $ 366,346
Work in process and purchased parts           217,376         198,765
Raw materials                                  94,520          96,920
                                          -------------   --------------
                                              663,180         662,031
Less excess of current cost over stated
    LIFO value                                (51,746)        (51,553)
                                          =============   ==============
                                            $ 611,434       $ 610,478
                                          =============   ==============

      Inventories valued using the LIFO method represented approximately 65% and 66% of consolidated inventories at April 30, 1999 and October 31, 1998, respectively.

(f)   Research and Development Expense

      Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $5,662 and $14,119 for the three months and $13,064 and $24,224 for the six months ended April 30, 1999 and 1998, respectively. Certain capital expenditures used in research activities are capitalized and depreciated over their expected useful lives.


(g)   Interest Expense - Net

      Net interest expense consists of the following:

                           Three Months Ended               Six Months Ended
                                April 30,                       April 30,
                       ------------------------    -----------------------------
                         1999         1998            1999             1998
                       ------------------------    ------------    -------------
Interest income         $ 1,689      $ 2,429         $ 3,244        $ 3,953
Interest expense        (23,673)     (22,231)        (48,146)       (42,050)
                       ========================    ============    =============
Interest expense - net $(21,984)   $ (19,802)       $(44,902)     $ (38,097)
                       ========================    ============    =============


(h)   Long-Term Obligations

      Long-term obligations at April 30, 1999 and October 31, 1998 consisted of the following:

                                                         April 30,   October 31,
                                                           1999          1998
                                                        ------------------------

8.9% Debentures, due 2022                                $   75,000  $    75,000
8.7% Debentures, due 2022                                    75,000       75,000
7 1/4% Debentures, due 2025
   (net of discount of $1,226 and $1,233, respectively ) 148,774 148,767 6 7/8% Debentures, due 2027 (net of discount of $103
   and $106, respectively)                                  149,897      149,894
Senior Notes, Series A through D, at
  interest rates of between 8.9% and
  9.1%, due 1999 to 2006                                     69,546       69,546
Australian Term Loan Facility, due 2000                      59,508       56,169
Revolving Credit Facility                                   500,000      375,000
Industrial Revenue Bonds, at interest
  rates of between 5.9% and 8.8%,
  due 1999 to 2017                                           32,620       32,820
Other                                                         9,546       19,377
                                                        ------------------------
                                                          1,119,891    1,001,573
Less:  Amounts payable within one year                      (39,212)    (38,776)
                                                        ========================
                                                         $1,080,679   $ 962,797
                                                        ========================

      The 7 1/4% debentures were issued on December 19, 1995 at a price of 99.153%. The debentures mature on December 15, 2025, are not redeemable prior to maturity and are not subject to sinking fund requirements.

      In 1996, the Company filed a shelf registration with the Securities and Exchange Commission for the sale of up to $200,000 of debt securities. On February 25, 1997, $150,000 of 6 7/8% debentures were issued at 99.925%. Proceeds were used to repay of short-term indebtedness. The debentures mature on February 15, 2027, are not redeemable by the Company prior to maturity, and are not subject to sinking fund requirements. Each holder of the debentures has the right to require the Company to repay the holders, in whole or in part, on February 15, 2007, at a repayment price equal to 100% of the aggregate principal amount thereof plus accrued and unpaid interest.

      On February 17, 1998, the Company filed a shelf registration with the Securities and Exchange Commission for $200,000 of debt securities. To date, none of these securities have been issued. The Company also has $50,000 of debt securities remaining under the shelf registration filed in 1996.

      The Senior Notes, Series A through D, were issued in private placements and are unsecured. The Series D Notes provide for eleven equal annual repayments of principal plus accrued interest beginning in 1996; Series A, B and C Notes are due at maturity in September of 1999, 1999, and 2001, respectively.

      One of the Company's Australian subsidiaries is party to a committed three-year $90,000 Australian dollar ($59,508 U.S. dollar) term loan facility with a group of four banks at rates expressed in relation to Australian dollar-denominated Bank Bills of Exchange. A commitment fee is payable on any unused portions of the loan. As of April 30, 1999, the loan was fully utilized.

      The Company is party to a committed Revolving Credit Facility Agreement with certain domestic and foreign financial institutions that allows for borrowings of up to $500,000 at rates expressed in relation to LIBOR and other rates and which expires in October, 2002. A facility fee is payable on the Revolving Credit Facility. At April 30, 1999, outstanding borrowings under the facility were $500,000. Such borrowings bore interest at LIBOR plus 0.325% prior to March 1, 1999 and LIBOR plus 0.5% thereafter. At April 30, 1999 the Company was in compliance with its loan covenants. The provisions of certain of the Company's indebtedness provide that a bankruptcy filing triggers an event of default. See also notes (a)
      - Reorganization under Chapter 11 and (o) - Subsequent Events.

      Liquidity and Capital Resources - Subsequent Event

      On June 7, 1999, Harnischfeger Industries, Inc. (the "Company") and its domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under the Bankruptcy Code. The provisions of certain of the Company's indebtedness provide that a bankruptcy filing triggers an event of default. See also notes (a) Reorganization under Chapter 11 and (o) - Subsequent Events. Also, on June 7, 1999, the Bankruptcy Court entered an order authorizing $235,000 in interim debtor-in-possession financing to the Debtors. This amount represents the initial portion under a commitment by The Chase Manhattan Bank to provide $750,000 in financing in connection with the Debtors' Chapter 11 cases. This new facility has a term of two years from the date the Debtors filed for reorganization and will replace existing working capital in the form of revolving credit, term loans, and letters of credit. The hearing for the remainder under the financing facility has been set for June 28, 1999.

      The Company believes that the filing provides the Debtors with the opportunity to better position themselves for a viable future. The Company plans to continue with implementation of its initiatives to streamline its cost structures to be in line with market requirements. Disruption of operations relating to the Chapter 11 reorganization could adversely affect the Debtors' relationships with their creditors, customers, suppliers or employees. If the Company's and its subsidiaries' relationships with their creditors, customers, suppliers or employees are adversely affected, the Debtors' operations could be materially affected.

(i)   Contingent Liabilities

      At April 30, 1999, the Company was contingently liable to banks, financial institutions, and others for approximately $444,000 for outstanding letters of credit securing performance of sales contracts and other guarantees in the ordinary course of business. The Company may also guarantee performance of its equipment at levels specified in sales contracts without the requirement of a letter of credit.

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

      One of the claims against Beloit involves a lawsuit brought by Potlatch Corporation that alleges pulp line washers supplied by Beloit failed to perform satisfactorily. (See note (m) - Potlatch)

      The Company and certain of its senior executives have been named as defendants in a class action, entitled In re Harnischfeger Industries, Inc. Securities Litigation, in the United States District Court for the Eastern District of Wisconsin. This action seeks damages in an unspecified amount on behalf of an alleged class of purchasers of the Company's common stock, based principally on allegations that the Company's disclosures with respect to the Indonesian contracts of Beloit discussed in note (l) - Beloit APP Contracts violated the federal securities laws.

      The Company and certain of its current and former directors have been named defendants in a purported class action, entitled Brickell Partners, Ltd., Plaintiff vs. Jeffery T. Grade et. al., in the Court of Chancery of the State of Delaware. This action seeks damages of an unspecified amount on behalf of shareholders based on allegations that the defendants failed to explore all reasonable alternatives to maximize shareholder value.

     The Company's ability to realize the unbilled receivables is discussed in
     note (l) - Beloit      APP Contracts.
               -------     --------------

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

      As  a  result  of  its   bankruptcy   filing   described  in  note  (a)  -
      Reorganization under Chapter 11 aforementioned, litigation against the Company and its subsidiaries who filed bankruptcy is stayed.

(j)   Earnings Per Share

      In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". Following is the reconciliation of the numerators and denominators used to calculate the basic and diluted earnings per share:

                                          Three Months Ended    Six Months Ended
                                               April 30,            April 30,
                                       -----------------------------------------
                                         1999         1998       1999       1998
Basic Earnings Per Share
---------------------------------------
(Loss) from continuing operations  $ (74,258)  $ (72,826)$ (90,657)  $ (97,797)
Income from discontinued operation         -         972         -       4,376
Gain on sale of discontinued operation     -     151,500         -     151,500
                                     ======== ========== =======================
Net Income (loss)                    (74,258)   $ 79,646 $ (90,657)   $ 58,079
                                      ======= ========== =======================

Average common shares outstanding     46,369      46,416    46,143      46,579

(Loss) from continuing operations    $ (1.60)    $ (1.57) $ (1.96)   $ (2.10)
Income from and net gain on sale of
discontinued operation                     -        3.28        -       3.35
                                     ======== ========== =======================
Net Income (loss)                    $ (1.60)     $ 1.71  $ (1.96)    $ 1.25
                                    ========= ========== =======================

Diluted Earnings Per Share
---------------------------------------
(Loss) from continuing operations  $ (74,258) $ (72,826)  $ (90,657) $ (97,797)
Income from discontinued operation         -        972           -      4,376
Gain on sale of discontinued operation     -    151,500           -    151,500
                                   ======= ============  =======================
Net Income (loss)                 $ (74,258)  $ 79,646    $ (90,657)  $ 58,079
                                   ======= ============  =======================

Average common shares outstanding    46,369     46,416       46,143     46,579
Assumed exercise of stock options       -           -           -            -
                                   ------ ------------  -----------------------
                                     46,369     46,416       46,143     46,579

(Loss) from continuing operations  $ (1.60)   $ (1.57)    $ (1.96)    $ (2.10)
Income from and net gain on sale of
discontinued operation                -          3.28          -         3.35
                                 ========= ==========  =======================
Net Income (loss)               $ (1.60)       $ 1.71     $ (1.96)     $ 1.25
                                ========== ============  =======================


(k)   Common Stock

      In September, 1997, the Company announced that the board of directors had authorized the repurchase of up to ten million shares of the Company's common stock. As of April 30, 1999, the Company had repurchased 1,772,900 shares through open-market transactions at a cost of approximately $68,263. No shares have been repurchased during fiscal 1999.

(l)   Beloit APP Contracts

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

      The first two machines have been substantially paid for and installed at APP facilities in Indonesia. Beloit sold approximately $44,000 of receivables from APP on these first two machines to a financial institution. The machines are currently in the start-up/optimization phase and are required to meet certain contractual performance tests. The contracts provide for potential liquidated damages, including performance damages, in certain circumstances. The Company is having discussions with APP on certain claims and back charges on the first two machines.

      The two remaining machines have been substantially manufactured, are in Beloit's or Beloit's Asian subsidiaries' possession and are carried on the Consolidated Balance Sheet at April 30, 1999 as unbilled receivables of approximately $180,000. This amount is net of a $46,000 down payment received from APP. In addition, the Company repurchased various note receivables from APP in December 1998 and February 1999 of $2,770 and $16,230, respectively which had previously been sold to a financial institution. The Company has issued letters-of-credit ("LOCs") in the amount of the down payment. To date, APP has been unable to secure financing for these two machines. In addition, Beloit is working with vendors which supplied material and parts on these machines to extend payment terms.

      On December 15, 1998, Beloit's Asian subsidiaries declared APP in default on the contracts for the two remaining machines, concluding that APP has not acted in good faith and is unwilling to pay its obligations or is incapable of securing financing for these two paper machines. Consequently, on December 16, 1998, Beloit's Asian subsidiaries filed for arbitration in Singapore for the full payment from APP for the second two machines as well as at least $125,000 in damages and delay costs. The claim may be adjusted if the machines are sold to another customer.

      On December 16, 1998, APP filed a notice of arbitration in Singapore against Beloit's Asian subsidiaries seeking a full refund of approximately $46,000 paid to Beloit's Asian subsidiaries for the second two machines and claiming that Beloit's Asian subsidiaries had an obligation under the purchase contracts to secure financing. APP also seeks recovery of other damages it alleges were caused by Beloit's Asian subsidiaries' claimed breaches. In addition, APP seeks a declaration in the arbitration that it has no liability under certain promissory notes. Also, APP has filed for and received an injunction from the Singapore courts that prohibit Beloit from acting on the notes receivable from APP except for in the Singapore arbitration. Beloit and it's Asian subsidiaries will vigorously defend against all of APP's assertions and also will proceed without delay to mitigate APP's obligations for damages by seeking other customers for these world-class machines. APP has attempted to draw on approximately $15,900 of existing LOCs issued by Banca Nazionale del Lavaro ("BNL") in connection with the contracts for the second two machines. The Company has filed for and received a preliminary injunction that prohibits BNL from executing payment under the drawing. The final disposition of the Company's request for a permanent injunction remains pending with the United States District Court for the Eastern District of Wisconsin. On January 4, 1999, the Company placed funds on deposit with BNL to provide for payment under the LOCs should the permanent injunction not be granted.

      To mitigate APP's damages and to improve short-term liquidity, Beloit's Asian subsidiaries are seeking to sell these two machines to alternative customers. The Company recorded an $87,000 reserve in the second quarter against the possible decrease in realizable value of certain paper machines for Asian customers, primarily the third and fourth paper machines ordered by APP (designated as #811 and #812 by Beloit). This reserve reflects the offering in the second quarter of one machine at a significant discount to improve short-term liquidity. In the event APP does not pay for these machines and the Company is unable to sell these paper machines to another customer, it may have a materially adverse effect on its consolidated financial position or results of operations.

(m)   Potlatch

      On April 2, 1999 the Supreme Court of Idaho vacated the judgement of the Idaho District Court in the Potlatch lawsuit and remanded the case for a new trial. Filed originally in 1995, the Potlatch lawsuit related to a 1989 purchase of pulp line washers supplied by Beloit for less than $15,000. In June, 1997, a Lewiston, Idaho jury awarded Potlatch $95,000 in damages in the case which, together with fees, costs and interest to April 2, 1999, approximated $120,000. This litigation has been stayed as a result of the bankruptcy filings. See note (a) - Reorganization under Chapter 11.


(n)   Other Comprehensive Income

      In the first quarter of fiscal 1999, the Company adopted SFAS No.130, "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

(o)   Subsequent Events

      On June 7, 1999 the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The filings allow the Debtors an opportunity to better position themselves for a viable future. The Debtors will continue to implement initiatives to streamline their cost structures in line with market requirements. In connection with the filing, the Debtors have received a commitment for debtor-in-possession financing of $750,000. See notes (a) - Reorganization under Chapter 11 and (h) - Long-Term Obligations.

(p)   Receivables Facilities

      On February 26, 1999, the Company established two facilities under which receivables were sold to two newly formed subsidiaries which in turn sold receivables to The Chase Manhattan Bank, as administrative agent, and certain other purchasers. The receivables companies were not among the Company's subsidiaries that filed petitions for reorganization under Chapter 11 of the Bankruptcy Code on June 7, 1999. Approximately $45,000 was outstanding under these facilities on June 7, 1999. The receivables companies are separate and distinct from the Company. Creditors of the Company do not have a direct claim on the assets of the receivables companies.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    SIX MONTHS ENDED APRIL 30, 1999 AND 1998
             (Dollar amounts in thousands except per share amounts)

On June 7, 1999, the Company filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in an action that covers the parent company and its U.S. based operating subsidiaries.

The commentary in Management's Discussion and Analysis contains forward-looking statements. When used in this document, terms such as "anticipate", "believe", "estimate", "expect", "indicate", "may be", "objective", "plan", "predict", and "will be" are intended to identify such statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those, without limitation, described in Item 5. Other Information - "Cautionary Factors" in Part II of this report.

Net loss for the six months ended April 30, 1999 amounted to ($90,657), or ($1.96) per basic share, as compared to net income of $58,079, or $1.25 per basic share for the six months ended April 30, 1998. The net loss in 1999 included pre-tax anticipated losses on contracts of ($87,000). Net income in 1998 included a pre-tax restructuring charge of ($65,000) and anticipated losses on contracts of $(164,400), offset by income from and a gain on sale from discontinued operation of $151,500.

Basic and diluted earnings per share calculations for the first six months of 1999 and 1998 were based on 46,143 and 46,579 average shares outstanding, respectively.

Significant factors contributing to the $7,140 improvement in loss from continuing operations for the first six months of 1999 as compared to 1998 included: (1) a $64,525 decrease in operating losses as described in the Segment Information section which follows, offset by (2) a $6,805 increase in interest expense, (3) a $30,200 decrease in the income tax benefit due to lower pre-tax losses and (4) a $20,380 decrease in minority interest.




Segment Information

Operating results of the Company's  business segments for the three months ended
April 30, 1999 and 1998 are summarized as follows:

                                                                                                             Backlog at
                                       Net Sales            Operating Profit        Orders Booked            End of Period
                                ----------------------- -----------------------  --------------------  ------------------------

                                   1999        1998       1999        1998        1999        1998         04/99         01/99
                                ------------ ---------- ----------- -----------  --------- -----------  ----------- -----------

Mining Group                     $294,334   $280,746   $ 20,965    $ 23,543      $240,497   $331,003     $368,719    $  422,556
Pulp and Paper Machinery          193,790    197,093    (24,965)     (7,655)      171,397    173,958      300,103 (A)   569,996
Anticipated Losses on Contracts                         (87,000)    (82,400)
Restructuring Charge                                                (65,000)
                                ---------- ----------  ----------- ---------     --------  ---------     --------     ---------
 Total Pulp and Paper Machinery   193,790    197,093   (111,965)   (155,055)      171,397    173,958      300,103       569,996
                                ---------- ----------  ----------- ---------     --------  ---------     --------     ---------
    Total Business Segments       488,124    477,839    (91,000)   (131,512)      411,894    504,961      668,822       992,552
                                ========== ==========                            ========  =========     =========    =========

Corporate Administration                                 (4,950)     (4,926)
                                                        ---------   ---------

Operating (Loss)                                        (95,950)   (136,438)
                                                        ==========  =========


(A) Backlog has been reduced by $247,500 due to elimination of remaining backlog related to the APP orders ($72,000) and to other inactive orders in the backlog, primarily in Brazil and Russia.



Segment Information

Operating  results of the Company's  business  segments for the six months ended
April 30, 1999 and 1998 are summarized as follows:

                                                                                                             Backlog at
                                       Net Sales            Operating Profit        Orders Booked            End of Period
                                ----------------------- -----------------------  --------------------  ------------------------

                                   1999        1998       1999        1998        1999        1998         04/99         10/98
                                ------------ ---------- ----------- -----------  --------- -----------  ----------- -----------

Mining Group                     $558,771   $601,868   $ 36,062    $ 62,070      $541,484   $634,343     $368,719    $  386,006
Pulp and Paper Machinery          385,603    433,815    (46,295)      6,852       295,982    477,334      300,103 (A)   637,224
Anticipated Losses on Contracts                         (87,000)   (164,400)
Restructuring Charge                                                (65,000)
                                ---------- ----------  ----------- ---------     --------  ---------     --------     ---------
 Total Pulp and Paper Machinery   385,603    433,815   (133,295)   (222,548)      295,982    477,334      300,103       637,224
                                ---------- ----------  ----------- ---------     --------  ---------     --------     ---------
    Total Business Segments       944,374  1,035,683    (97,233)   (160,478)      837,466  1,111,677      668,822     1,023,230
                                ========== ==========                            ========  =========     =========    =========

Corporate Administration                                 (9,263)    (10,543)
                                                        ---------   ---------

Operating (Loss)                                       (106,496)   (171,021)
                                                       ==========  =========


(A) Backlog has been reduced by $247,500 due to elimination of remaining backlog related to the APP orders ($72,000) and to other inactive orders in the backlog, primarily in Brazil and Russia.

Segment Information - Continuing Operations

Net sales of the Mining Equipment segment were $558,771 and $601,868 for the first six months of 1999 and 1998, respectively. Operating profit decreased to $36,062 for the first six months of 1999 compared to $62,070 in 1998. The decrease in sales and operating profit is primarily due to lower original equipment sales resulting from ongoing weakness in the coal and copper mining markets, partially offset through improved aftermarket sales. Reduced operating profits also reflected decreases in absorption of manufacturing costs related to lower sales and manufacturing direct labor hours. Cost reduction efforts initiated in the latter part of fiscal 1998 improved operating profit by $28,300. The surface and underground mining machinery businesses have both maintained their overall market positions and their product by product price realization. Bookings for the first six months of 1999 amounted to $541,484 as compared to $634,343 for the same period in 1998.

The Pulp and Paper Machinery segment ("Beloit") contributed sales of $385,603 and an operating loss of $46,295 before a reserve of $87,000 established during the first six months of 1999 against the possible decrease in realizable value of certain paper machines for Asian customers, primarily the third and fourth paper machines ordered by APP. This reserve reflects the offering of one of these machines at significant discount in the second quarter to improve short-term liquidity. This compared to net sales of $433,815 and an operating gain of $6,852, before restructuring charge of $65,000 and anticipated losses on contracts of $164,400, for the first six months of 1998. Sales decreased 11% in 1999 over 1998, due primarily to a decrease in sales of original equipment caused by the weak global pulp and paper markets. Operating results were adversely impacted by the lower sales levels and a decrease in absorption of manufacturing costs related to lower sales and reduced manufacturing direct labor hours. Also, start-up costs and initial operating losses at Princeton Paper Company LLC of $12,885 negatively impacted results. Beloit became responsible for the operations of Princeton Paper, a Fitchburg, Massachusetts pulp and paper mill, as a result of a settlement with holders of bonds for the initial construction of the facility, for which Beloit provided equipment. Princeton Paper is obligated to make lease payments over fifteen years with a present value aggregating $54,000. Cost reduction efforts initiated in the latter part of fiscal 1998 and first part of fiscal 1999 reduced the operating loss by $33,700. Bookings for the first six months of 1999 amounted to $295,982 as compared to $477,334 for the same period in 1998. Overall, order backlog has been reduced by $247,500 to reflect the removal of the remaining portion of the backlog related to the APP equipment ($72,000), as well as the removal of other inactive orders, primarily in Brazil and Russia due to those countries' weakened financial condition.

In addition, Beloit continues to suffer from a prolonged global depression in demand for pulp and paper machinery. While proposal activity strengthens, the conversion rate of proposals into confirmed bookings has not accelerated as projects continue to be pushed out in time. Aftermarket activity in Beloit's Millprosm initiative continues to grow in key markets, but at low, single-digit rates. Cost-reduction efforts also continue as worldwide operations headcount was reduced by about 500 with the announced closing of one of two major Wisconsin plants and the foundry in Poland and the conversion of the largest European facility into a Millpro service center. Selected reductions in the workforce included a combination of layoffs and shortened workweeks in a wide variety of facilities in North America. These temporary measures allow the flexibility to quickly respond to changing customer needs and to retain key resources for the cyclical upturn.

In the second quarter of fiscal 1998, Beloit recorded a $65,000 restructuring charge ($31,900 after tax and minority interest). The charge included costs related to severance for approximately 1,000 employees worldwide, facility closures, and the disposal of machinery and equipment. Closures have been completed of pulping-related manufacturing facilities in Sherbrooke, Quebec, Canada and Dalton, Massachusetts. Conversion of a paper-related manufacturing facility in the United Kingdom into a roll center of excellence is complete. The Italian operation is expected to be converted in fiscal 1999 from a full-line manufacturing operation to a Millprosm aftermarket center for central and southern Europe. The cash and noncash elements of the restructuring charge approximated $32,500 and $32,500, respectively. Management anticipates that the reserves will be substantially utilized before the end of the fiscal year. Details of this restructuring charge are as follows:



                                        Original        Reserve         4/30/99
                                        Reserve         Utilized        Reserve
                                       ------------   -------------   ----------

Employee severance                        $ 25,800        $(15,092)    $ 10,708
Facility closures                           33,300         (33,300)           -
Machinery and equipment dispositions         5,900          (4,757)       1,143
                                       ------------   -------------   ----------

Pre-tax charge                            $ 65,000        $(53,149)    $ 11,851
                                       ============   =============   =========


Income Taxes

The Company's estimated annual effective tax rate for continuing operations for the first six months of 1999 was 34% compared to a 35% federal statutory tax rate. The effective rate differs from the statutory rate because of tax credits, state taxes and differences in foreign and U.S. tax rates.

Liquidity and Cash Flows

The Company's capital structure at April 30, 1999 and October 31, 1998 were as follows:


                                                 April 30,       October 31,
                                                   1999              1998
                                                 ------------   ---------------

Short-term notes payable                           $ 164,716         $ 117,607
Long-term obligations, including current portion   1,119,891         1,001,573
                                                 ------------   ---------------
                                                   1,284,607         1,119,180

Minority interest                                     35,322            43,838
Shareholders' equity                                 564,248           666,850
                                                 ------------   ---------------

Total capitalization                              $1,884,177        $1,829,868
                                                 ============   ===============
Debt to capitalization ratio                           68.2%             61.2%
                                                 ============   ===============


Cash flow used by operating activities was $96,380 for the six months ended April 30, 1999 compared to cash flow used by operating activities of $274,000 for the comparable period in 1998. The difference in cash flow between periods is primarily the result of lower increases in accounts receivable and inventories in the first half of fiscal 1999, and effects of gain on sale of discontinued operation and restructuring charge of fiscal 1998.

Cash flow used by investment activities was $58,743 for the six months ended April 30, 1999 compared to cash flow provided by investment activities of $354,673 for the comparable period in 1998. The change is primarily due to proceeds from the sale of J&L Fiber Services and Material Handling during the first half of fiscal 1998.

Cash provided by financing activities in the first six months of fiscal 1999 was $160,999 compared to cash flow used by financing activities of $100,807 in 1998. The difference was primarily due to treasury stock purchases in the first half of 1998 and activities in short-term notes payable.

As of April 30, 1999, the Company maintained the following borrowing facilities:

(1) A Revolving Credit Facility which expires in October 2002, between the Company and certain domestic and foreign financial institutions allows for borrowings of up to $500,000 at rates expressed in relation to LIBOR and other rates. At April 30, 1999, there were direct outstanding borrowings of $500,000 under the facility. Such borrowings bore interest at LIBOR plus 0.325% prior to March 1, 1999 and LIBOR plus 0.5% thereafter.

(2) Various uncommitted domestic credit facilities of approximately $20,000 to further supplement short-term working capital requirements. At April 30, 1999, there were $20,000 in borrowings outstanding under these facilities. Short-term bank credit lines of foreign subsidiaries were approximately $155,000, of which approximately $122,000 was outstanding at April 30, 1999.

(2) In February 1998, the Company filed a shelf registration with the Securities and Exchange Commission for $200,000 of debt securities. To date, none of these securities have been issued. The Company also has $50,000 of debt securities remaining under a shelf registration filed in 1996.

At April 30, 1999 the Company was in compliance with its loan covenants.

Liquidity and Capital Resources - Subsequent Event

On June 7, 1999, Harnischfeger Industries, Inc. (the "Company") and its domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under the Bankruptcy Code. The provisions of certain of the Company's indebtedness provide that a bankruptcy filing triggers an event of default. See also notes (a) - Reorganization under Chapter 11, (h) - Long-Term Obligation and (o) - Subsequent Events. Also, on June 7, 1999, the Bankruptcy Court entered an order authorizing $235,000 in interim debtor-in-possession financing to the Debtors. This amount represents the initial portion under a commitment by The Chase Manhattan Bank to provide $750,000 in financing in connection with the Debtors' Chapter 11 cases. This new facility has a term of two years from the date the Debtors filed for reorganization and will replace existing working capital in the form of revolving credit, term loans, and letters of credit. The hearing for the remainder under the financing facility has been set for June 28, 1999.

The Company believes that the filing provides the Debtors with the opportunity to better position themselves for a viable future. The Company plans to continue with implementation of its initiatives to streamline its cost structures to be in line with market requirements. Disruption of operations relating to the Chapter 11 reorganization could adversely affect the Debtors' relationships with their creditors, customers, suppliers or employees. If the Company's and its subsidiaries' relationships with their creditors, customers, suppliers or employees are adversely affected, the Debtors' operations could be materially affected.

Acquisitions/Discontinued Operations

On March 30, 1998, the Company completed the sale of approximately 80% of the common stock of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. in a leveraged recapitalization transaction. As such, the accompanying financial statements have been reclassified to reflect Material Handling as a discontinued operation. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities of Material Handling and holds one Board of Director seat in the new company. In addition, the Company has licensed Material Handling to use the "P&H" trademark on existing Material Handling-produced products on a worldwide basis for periods specified in the agreement for a royalty fee payable over a ten year period. The Company reported a $151,500 after-tax gain on the sale of this discontinued operation in the second quarter of fiscal 1998. Proceeds consisted of $341,000 in cash and $4,800 in preferred stock with a 12.25% Payment-in-Kind dividend; $7,200 in common stock was not reflected in the Company's balance sheet or gain calculations due to the nature of the leveraged recapitalization transaction. Net assets disposed of in the sale aggregated $139,300. Sales and operating profit of Material Handling for the five months ended March 30, 1998 was $130,546 and $7,447, respectively.

On March 19, 1998, the Company completed the acquisition of Horsburgh & Scott ("H&S") for the purchase price of $40,283. H&S is a manufacturer of gears and gear cases, and is also involved in the distribution of parts and service to the mining industry. The acquisition was accounted for as a purchase transaction, with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill is amortized over 40 years.

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

The first two machines have been substantially paid for and installed at APP facilities in Indonesia. Beloit sold approximately $44,000 of receivables from APP on these first two machines to a financial institution. The machines are currently in the start-up/optimization phase and are required to meet certain contractual performance tests. The contracts provide for potential liquidated damages, including performance damages, in certain circumstances. The Company is having discussions with APP on certain claims and back charges on the first two machines.

The two remaining machines have been substantially manufactured, are in Beloit's or Beloit's Asian subsidiaries' possession and are carried on the Consolidated Balance Sheet at April 30, 1999 as unbilled receivables of approximately $180,000. This amount is net of a $46,000 down payment received from APP. In addition, the Company repurchased various note receivables from APP in December 1998 and February 1999 of $2,770 and $16,230, respectively which had previously been sold to a financial institution. The Company has issued letters-of-credit ("LOCs") in the amount of the down payment. To date, APP has been unable to secure financing for these two machines. In addition, Beloit is working with vendors which supplied material and parts on these machines to extend payment terms.

On December 15, 1998, Beloit's Asian subsidiaries declared APP in default on the contracts for the two remaining machines, concluding that APP has not acted in good faith and is unwilling to pay its obligations or is incapable of securing financing for these two paper machines. Consequently, on December 16, 1998, Beloit's Asian subsidiaries filed for arbitration in Singapore for the full payment from APP for the second two machines as well as at least $125,000 in damages and delay costs. The claim may be adjusted if the machines are sold to another customer.

On December 16, 1998, APP filed a notice of arbitration in Singapore against Beloit's Asian subsidiaries seeking a full refund of approximately $46,000 paid to Beloit's Asian subsidiaries for the second two machines and claiming that Beloit's Asian subsidiaries had an obligation under the purchase contracts to secure financing. APP also seeks recovery of other damages it alleges were caused by Beloit's Asian subsidiaries' claimed breaches. In addition, APP seeks a declaration in the arbitration that it has no liability under certain promissory notes. Also, APP has filed for and received an injunction from the Singapore courts that prohibit Beloit from acting on the notes receivable from APP except for in the Singapore arbitration. Beloit and it's Asian subsidiaries will vigorously defend against all of APP's assertions and also will proceed without delay to mitigate APP's obligations for damages by seeking other customers for these world-class machines. APP has attempted to draw on approximately $15,900 of existing LOCs issued by Banca Nazionale del Lavaro ("BNL") in connection with the contracts for the second two machines. The Company has filed for and received a preliminary injunction that prohibits BNL from executing payment under the drawing. The final disposition of the Company's request for a permanent injunction remains pending with the United States District Court for the Eastern District of Wisconsin. On January 4, 1999, the Company placed funds on deposit with BNL to provide for payment under the LOCs should the permanent injunction not be granted.

To mitigate APP's damages and to improve short-term liquidity, Beloit's Asian subsidiaries are seeking to sell these two machines to alternative customers. The Company recorded an $87,000 reserve in the second quarter against the possible decrease in realizable value of certain paper machines for Asian customers, primarily the third and fourth paper machines ordered by APP (designated as #811 and #812 by Beloit). This reserve reflects the offering in the second quarter of one machine at a significant discount to improve short-term liquidity. In the event APP does not pay for these machines and the Company is unable to sell these paper machines to another customer, it may have a materially adverse effect on its consolidated financial position or results of operations.

Potlatch

On April 2, 1999 the Supreme Court of Idaho vacated the judgement of the Idaho District Court in the Potlatch lawsuit and remanded the case for a new trial. Filed originally in 1995, the Potlatch lawsuit related to a 1989 purchase of pulp line washers supplied by Beloit for less than $15,000. In June, 1997, a Lewiston, Idaho jury awarded Potlatch $95,000 in damages in the case which, together with fees, costs and interest to April 2, 1999, approximated $120,000. This litigation has been stayed as a result of the bankruptcy filings. See note
(a) - Reorganization under Chapter 11.

Year 2000 Readiness Disclosure

The Year 2000 issue focuses on the ability of information systems to properly recognize and process date-sensitive information beyond December 31, 1999. To address this problem, the Company is in the process of implementing its Year 2000 readiness plan for information technology systems ("IT") and non-IT equipment, facilities and systems.

The primary IT strategy for attaining Year 2000 readiness within the operating units is the successful implementation of Year 2000-ready business processing software. Joy has implemented SAP R/3. P&H Mining Equipment has completed various remediation efforts and system upgrades. Beloit is in the process of a worldwide implementation of MAPICS. All business segments anticipate their Year 2000 IT efforts to be substantially completed during the third quarter of fiscal 1999.

The Company relies on third-party suppliers for key materials and services. Efforts have been initiated to evaluate the status of suppliers' efforts and to determine alternatives and contingency plan requirements. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third-party failure.

Facilities and office equipment such as machine tools, material distribution equipment, telephone switches, and other common devices may be affected by the Year 2000 problem. Mission-critical systems are scheduled to be Year 2000 compliant by July 1999.

The Company has identified product-related Year 2000 problems and is working with customers to assist in their Year 2000 readiness efforts. It is not possible to determine with complete certainty that all Year 2000 problems have been identified or corrected due to testing limitations, complexity and application of these products.

Total expenses on the project through April 30, 1999 were approximately $4,937 and were related to expenses for repair or replacement of software and hardware, expenses associated with facilities, products and supplier reviews and project management expenses. Expected incremental expenses related to Year 2000 are not expected to be material to the Company's financial position. The costs of implementing SAP and MAPICS are excluded as these system implementations were undertaken primarily to improve business processes.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Contingency plans are being developed as risks are identified in the various business processes.

Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company. The Company believes that the implementation of new business systems and the completion of the readiness plan as scheduled will reduce the possibility of significant interruptions of normal operations.

Market Risk
Volatility in interest rates and foreign exchange rates can impact the Company's earnings, equity, and cash flow. From time to time the Company will undertake transactions to hedge this impact. The instrument will be effective if it offsets partially or completely the impact on earnings, equity, and cash flow of this rate volatility on the Company's underlying interest rate and foreign exchange rate exposures. In accordance with the Company's policy, at no time will the Company execute derivatives that are speculative or that increase the Company's risk from interest rate or foreign exchange rate fluctuations. At
April 30, 1999, there were no interest rate derivatives. Foreign exchange derivatives at that date were exclusively in the form of forward exchange contracts executed over-the-counter with several commercial banks, all of which held investment grade credit ratings. The outstanding value of these forward contracts at April 30, 1999, in absolute dollar terms for all currencies, was $210,152.

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

The fair value of the Company's forward exchange contracts at April 30, 1999 is presented in the following table by country currency converted to U.S. dollars:

                                   Maturing in      Maturing in
                                       1999            2000
Contracts                          (Dollar Amounts in Thousands)
----------------------------------------------------------------

Australian Dollar                      $ 14,631           $ 664
Austrian Schilling                          101               -
Canadian Dollar                             323               -
Italian Lira                             21,711               -
So. African Rand                         20,024           5,578
U.K. Pound                               89,053          13,997
U.S. Dollar                              40,735           3,335
----------------------------------------------------------------


Other

The company has exceeded its goal of reducing 3,100 positions globally by the end of 1999, having achieved reductions in excess of 3,400 by the end of the second quarter. These cuts, coupled with additional cost-reduction efforts, are delivering more than $110,000 in annualized savings at fiscal 1998 sales levels. Selected cost-reduction plans occurred in the first half of fiscal 1999, although some additional plans were postponed due to liquidity constraints that negatively impacted the Company's ability to absorb one-time cash costs associated with desired cost-reduction efforts.

On May 24, 1999, the Company's board of directors named John Nils Hanson as the Company's Chief Executive Officer and Robert B. Hoffman as Chairman. Messrs. Hanson and Hoffman succeed Jeffery T. Grade in these positions. In addition, Francis M. Corby, Jr. has resigned as Executive Vice President, Finance and
Administration and Chief Financial Officer. Messrs. Grade and Corby also resigned as directors of the Company as of May 24, 1999. The impact of agreements related to these management changes will be reflected in the third quarter operating results.
                            -----



                           PART II. OTHER INFORMATION


                          PART II. OTHER INFORMATION


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

             The Company's principal businesses involve designing, manufacturing, marketing and servicing large, complex machines for the mining and pulp and papermaking industries. Long periods of time are necessary to plan, design and build these machines. With respect to new machines and equipment, there are risks of customer acceptances and start-up or performance problems. Large amounts of capital are required to be devoted by the Company's customers to purchase these machines and to finance the mines and pulp and paper mills that use these machines. The Company's success in obtaining and managing a relatively small number of sales opportunities, including the Company's success in securing payment for such sales and meeting the requirements of warranties and guarantees associated with such sales, can affect the Company's financial performance. In addition, many projects are located in undeveloped or developing economies where business conditions are less predictable. In recent years, more than 50% of the Company's total sales occurred outside the United States.

             Other factors that could cause actual results to differ materially from those contemplated include:

o Factors affecting customers' purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles and production and consumption rates of coal, copper, iron, gold, fiber, paper/paperboard, recycled paper, steel and other commodities; the cash flows of customers; the cost and availability of financing to customers and quality of financing to customers and the ability of customers to obtain regulatory approval for investments in mining and pulp and papermaking projects; consolidations among customers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles, particularly in the pulp and paper and mining businesses.

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

o                 Factors  affecting the Company's  general  business,  such as:
                  unforeseen patent, tax, product, environmental, employee health or benefit or contractual liabilities; nonrecurring restructuring and other special charges; changes in accounting or tax rules or regulations; and reassessments of asset valuations for such assets as receivables inventories, fixed assets and intangible assets; and leverage and debt service.

o Factors affecting general business levels, such as: political turmoil and economic turmoil in major markets such as the United States, Canada, Europe, Asia and the Pacific Rim, South Africa, Australia and Chile; environmental and trade regulations; and the stability and ease of exchange of currencies.

o                 Factors relating to the Company's Chapter 11 filing,  such as:
                  the possible disruption of relationships with creditors, customers, suppliers and employees; the ability to successfully prepare, have approved and implement a plan of reorganization; and the availability of financing and refinancing.


Item 6       Exhibits and Reports on Form 8-K

             (a)    Exhibits:
                    3 Bylaws of Harnischfeger Industries, Inc. dated April 22, 1999

                    10 (a) Revolving Credit, Term Loan and Guarranty Agreement dated as of June 7, 1999 among Harnischfeger Industries, Inc. as Borrower and The Chase Manhattan Bank, as Administrative Agent
                       (b) Amendment to Supplemental Retirement and Stock Funding Plan dated June 3, 1999
                       (c) Termination and Release Agreement dated as of May 24, 1999 by and between Harnischfeger, Inc. and Jeffery T. Grade
                       (d) Termination and Release Agreement dated as of May 24, 1999 by and between Harnischfeger, Inc. and Francis M. Corby, Jr.

                    11         Statement re:  Calculation of Earnings Per Share

             (b) Reports on Form 8-K June 7, 1999



FORM 10-Q




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HARNISCHFEGER INDUSTRIES, INC.
                                  (Registrant)



                                              /s/   John Nils Hanson
                                              John Nils Hanson
                                              Vice Chairman, President and Chief
Date June 14, 1999                            Executive/Operating Officer


                                             /s/   James C. Benjamin
                                             James C. Benjamin
                                             Vice President and Controller
Date June 14, 1999                           and Chief Accounting Officer






                                     5/24/99
                                   B Y L A W S
                                       OF
                         HARNISCHFEGER INDUSTRIES, INC.

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

                  SECTION 2. Number. Tenure and Qualifications. The number of directors of the corporation shall be eleven. Two of the three classes of Directors established by the corporation's Certificate of Incorporation shall consist of four members and the third class shall consist of three members. Each director shall hold office for the term provided in the Certificate of Incorporation and until such director's successor shall have been elected and qualified, or until such director's earlier death or resignation. No director shall be or be deemed to be removed from office prior to the expiration of such director's term in office by virtue of a reduction in the number of directors. Directors need not be residents of the State of Delaware or stockholders of the corporation.
                  SECTION 3. Annual Meetings. An annual meeting of the Board of Directors shall be held without other notice than this Bylaw immediately after, and at the same place as, the Annual Meeting of Stockholders.

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

                 SECTION 16. Special Meetings of Non-Management Directors. Notwithstanding anything to the contrary contained in these Bylaws, a special meeting between all stockholders of the corporation and the non-management members of the Board of Directors may be called at any time by stockholders holding, of record or benefically, not less than one-quarter of all the shares unconditionally entitled to vote in elections of directors. Stockholders may request a meeting by delivering a request to the Corporate Governance Committee of the Board of Directors setting forth in writing with particularity (i) the names and addresses of the stockholders requesting the meeting and of their respective representatives; (ii) a representation and evidence of ownership from each such stockholder regarding the class and number of shares of stock of the corporation owned by each such stockholder; and (iii) a description of the business purpose of the meeting containing all material information relating thereto. Such stockholders shall also submit such other information as the Corporate Governance Committee of the Board of Directors may reasonably request, including, without limitation, additional evidence of ownership. The Corporate Governance Committee of the Board of Directors shall be entitled to establish reasonable procedures relating to the conduct of such meeting including, without limitation, the day, time and place of such meeting and who shall be entitled to attend such meeting in addition to the stockholders and non-management members of the Board of Directors. The Chairman of the Corporate Governance Committee of the Board of Directors shall serve as chairman of the meeting. Such meeting shall be held at the expense of the corporation within 45 days after the later of the receipt of the request therefor by the Corporate Governance Committee or the receipt of any information reasonably requested by such committee as set forth above. The directors at any such meeting may, by resolution passed by a majority of such directors, make recommendations to the entire Board of Directors. No meeting called pursuant to this Section 16 shall be required to be held at any time within six months of any other meeting called pursuant to this
Section 16 or within three months of any annual or special meeting of stockholders.

                                   ARTICLE IV
                                    OFFICERS


                  SECTION 1. Number. The officers of the corporation shall be a Chairman of the Board (who must be a member of the Board of Directors and who may be a current or former employee of the corporation), a Chief Executive Officer, a President, one or more Vice Presidents (the number thereof to be determined by the Board of Directors), a Secretary, a Treasurer and a Controller, each of whom shall be elected by the Board of Directors. The Board of Directors may also elect a Vice Chairman of the Board, a Chief Operating Officer and one or more Group Presidents and may designate one or more of the Vice Presidents as Executive Vice Presidents or Senior Vice Presidents. Such other officers and assistant officers and agents as may be deemed necessary may be elected or appointed by the Board of Directors. Any two or more offices may be held by the same person, except the offices of President and Secretary, and the offices of President and Vice President. The Corporate Governance Committee of the Board of Directors shall consider at least annually whether or not the Chairman of the Board should be a past or present employee of the corporation and shall make a recommendation to the Board of Directors based thereon. The Chairman of the Corporate Governance Committee will be the lead member of the non-management directors for purposes of executive sessions of the Board of Directors when management is not present and for directing communications between non-management directors and stockholders, including with respect to the matters set forth in Article XIII hereof and for such other purposes as the Board of Directors may determine.

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



                                  ARTICLE XIII
                            SIGNIFICANT TRANSACTIONS

                  The affirmative vote or consent of the holders of a majority of all shares of stock of the corporation unconditionally entitled to vote in elections of directors, considered for the purpose of this Article XIII as one class, shall be required for the adoption, approval or authorization of any significant transaction (as hereinafter defined). A proxy statement responsive to the requirements of the Securities Exchange Act of 1934, as amended, shall be mailed to stockholders of the corporation for purpose of soliciting stockholder approval of such significant transaction and shall contain at the front thereof, in a prominent place, any recommendation as to the advisability (or inadvisability) of the significant transaction which the directors may choose to make and an opinion of a reputable investment banking firm as to the fairness (or not) of the terms of such significant transaction from the point of view of the stockholders of the corporation (such investment banking firm to be selected by a majority of the directors and to be paid a reasonable fee for their services by the corporation upon receipt of such opinion). As used in this
Article XIII, the term "significant transaction" shall include any sale, merger, joint venture or similar transaction of the corporation or any of its subsidiaries of a size in excess of 25% of the assets of the corporation and its subsidiaries, taken as a whole, as determined in good faith by the Board. The provisions of this Article XIII shall not be applicable to any transaction between the corporation and any of its subsidiaries or between any subsidiaries of the corporation.







                         HARNISCHFEGER INDUSTRIES, INC.

                            AMENDMENT TO SUPPLEMENTAL
                        RETIREMENT AND STOCK FUNDING PLAN
                   (as amended and restated December 6, 1998)


The Harnischfeger Industries, Inc. Supplemental Retirement and Stock Funding Plan (the "Supplemental Plan") is hereby amended, effective as of June 3, 1999, (the "Effective Date"), as set forth below.

1.       The Supplemental Plan shall be renamed the "Harnischfeger Industries,
           Inc. Supplemental Retirement Plan".

2. Section 1.2 of the Supplemental Plan shall be amended by deleting the last sentence thereof in its entirety and adding the following sentence to the end of such Section.

                  The purpose of this Supplemental Plan is to provide benefits which may not be provided under the Retirement Plan because of limitations imposed by the Code or the Act, including those relating to nondiscrimination and maximum benefit limitations, elections to defer compensation made by the participants, and the granting of past (or deemed) service credits.

3. Section 2.1 of the Supplemental Plan shall be amended by deleting the first and second sentences thereof in their entirety and adding the following sentences at the beginning of such Section.

                  Subject to the conditions and limitations hereof, if a participant in the Retirement Plan (i) has been granted credit for prior service or elected to defer compensation which may not be taken into account under the Retirement Plan because of applicable nondiscrimination or other rules, (ii) has accrued a vested pension benefit under the Retirement Plan (or would have accrued a vested benefit if his prior service were taken into account), and such benefit has been limited as a result of the maximum benefit limitations imposed by Sections 401(a)(17) and 415 of the Code, or (iii) has been granted credit for additional years of service (based upon a multitude of actual years of service) by the Committee, in its sole discretion, which may not be taken into account under the Retirement Plan, he shall be a participant ("Participant") in this Supplemental Plan and shall be entitled to receive under this Supplemental Plan the portion of his benefits under the Retirement Plan, determined without regard to the limitations on inclusions of prior (or deemed) service or deferred compensation or the maximum benefit limitations therein, which exceeds the benefits payable to him under the Retirement Plan after applying such limitations. If a Participant was employed by another "Harnischfeger Company", as defined in the Retirement Plan, and such other company also maintains a qualified plan covering the Participant, the benefits hereunder and under such other plan shall be limited so as to not be duplicative and the Participant's benefits hereunder and under such other plan shall be paid by the Company and such other Harnischfeger Company in such proportions as the Company shall determine.

4. Section 2.2 of the Supplemental Plan shall be amended to read in its entirety as follows:

                  Payments of benefits under this Supplemental Plan shall be paid to a Participant, or in the event of a Participant's death to his beneficiary, at the same time and in the same manner as his pension benefits under the Retirement Plan.

5. Section 2.3 of the Supplemental Plan shall be amended by deleting the second sentence of such Section in its entirety and replacing it with the following sentence.

                  Prior to a "Change in Control" of the Company (as defined below), the Company shall not be required (but may do so in its discretion) to place assets in the Rabbi Trust that may be used to provide any benefits under this Supplemental Plan.

6. Section 2 of the Supplemental Plan shall be amended by adding the following Section 2.4 to such Section.

2.4 Change in Control. The term "Change in Control" shall mean a Change in Control of the Company as defined in the Rabbi Trust.

7. Section 3 of the Supplemental Plan shall be deleted in its entirety, and shall be of no further force or effect, and no Participant in the Supplemental Plan shall have a right to receive Company common stock under the Supplemental Plan.

8. Section 4.5 of the Supplemental Plan shall be amended by deleting the last sentence of such Section and adding the following sentence to the end thereof.

                  No Participant shall have any right to any benefit payments hereunder prior to his termination of employment with the Company.

9.       Schedule A to the Supplemental Plan shall be deleted in its entirety.

10. The amendments set forth herein shall be applicable solely to Participants who terminate employment with the Company on or after the Effective Date. "Stock Participants" under the Plan who have terminated employment prior to the Effective Date shall remain as Stock Participants subject to the terms of the Plan as in effect prior to the Effective Date.







               REVOLVING CREDIT, TERM LOAN AND GUARANTY AGREEMENT
                            Dated as of June 7, 1999

                  REVOLVING CREDIT, TERM LOAN AND GUARANTY AGREEMENT, dated as of June 7, 1999, among HARNISCHFEGER INDUSTRIES, INC., a Delaware corporation (the "Borrower"), a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code, each of the direct or indirect Subsidiaries of the Borrower signatory hereto (each a "Guarantor" and collectively, the "Guarantors"), each of which Guarantors referred to in this paragraph is a debtor and debtor-in-possession in a case pending under Chapter 11 of the Bankruptcy Code (the cases of the Borrower and the Guarantors, each a "Case" and collectively, the "Cases"), THE CHASE MANHATTAN BANK, a New York banking corporation ("Chase"), each of the other financial institutions from time to time party hereto (together with Chase, the "Banks") and THE CHASE MANHATTAN BANK, as administrative agent (in such capacity, the "Agent") for the Banks.

                             INTRODUCTORY STATEMENT

                  On June 7, 1999, the Borrower and the Guarantors filed voluntary petitions with the Bankruptcy Court initiating the Cases and have continued in the possession of their assets and in the management of their businesses pursuant to Sections 1107 and 1108 of the Bankruptcy Code.

                  The Borrower has applied to the Banks for a revolving credit, term loan and letter of credit facility in an aggregate principal amount not to exceed $750,000,000, all of the Borrower's obligations under which are to be guaranteed by the Guarantors.

                  The proceeds of the Loans and Letters of Credit will be used for working capital and general corporate purposes of the Borrower and Guarantors in accordance with the Budget and as provided for herein.

                  To provide guarantees and security for the repayment of the Loans, the reimbursement of any draft drawn under a Letter of Credit and the payment of the other obligations of the Borrower and the Guarantors hereunder and under the other Loan Documents (including, without limitation, the obligations of the Borrower under Section 6.03(vi) and the obligations of the Borrower owed to Banks permitted by Section 6.03(ix)), the Borrower and the Guarantors will provide to the Agent and the Banks the following (each as more fully described herein):

(1) a guaranty from each of the Guarantors of the due and punctual payment and performance of the Obligations of the Borrower hereunder;

(2) with respect to the obligations of the Borrower and the Guarantors hereunder, an allowed administrative expense claim in each of the Cases pursuant to Section 364(c)(1) of the Bankruptcy Code having priority over all administrative expenses of the kind specified in Sections 503(b) and 507(b) of the Bankruptcy Code; and

(1)



(3) with respect to the Obligations of the Borrower and the Guarantors hereunder, a perfected first priority Lien, pursuant to Section 364(c)(2) of the Bankruptcy Code, upon (x) the capital stock of all direct Subsidiaries of the Borrower and each of the Guarantors (limited, in the case of foreign subsidiaries, to 65% of the interests of the Borrower and the Guarantors in the ownership interests therein) and (y) all cash and cash equivalents in the Letter of Credit Account (following the Termination Date, amounts in the Letter of Credit Account shall not be subject to the Carve-Out hereinafter referred to).

                  All of the claims and the Liens granted hereunder in the Cases to the Agent and the Banks shall be subject to the Carve-Out to the extent provided in Section 2.22.

                  Accordingly, the parties hereto hereby agree as follows:

SECTION 2.        DEFINITIONS

SECTION 2.1       Defined Terms.

                  As used in this Agreement, the following terms shall have the meanings specified below:

                  "ABR Borrowing" shall mean a Borrowing comprised of ABR Loans.

                  "ABR Loan" shall mean any Loan bearing interest at a rate determined by reference to the Alternate Base Rate in accordance with the provisions of Section 2.

                  "Additional  Credit" shall have the meaning given such term in
Section 4.02(d) hereof.

                  "Adjusted LIBOR Rate" shall mean, with respect to any Eurodollar Borrowing for any Interest Period, an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the quotient of
(a) the LIBOR Rate in effect for such Interest Period divided by (b) a percentage (expressed as a decimal) equal to 100% minus Statutory Reserves. For purposes hereof, the term "LIBOR Rate" shall mean the rate (rounded upwards, if necessary, to the next 1/16 of 1%) at which dollar deposits approximately equal in principal amount to such Eurodollar Borrowing and for a maturity comparable to such Interest Period are offered to the principal London office of the Agent in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period.

                  "Affiliate" shall mean, as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with such Person. For purposes of this definition, a Person (a "Controlled Person") shall be deemed to be "controlled by" another Person (a "Controlling Person") if the Controlling Person possesses, directly or indirectly, power to direct or cause the direction of the management and policies of the Controlled Person whether by contract or otherwise.



          "Agent" shall have the meaning set forth in the Introduction.

                  "Agreement" shall mean this Revolving Credit, Term Loan and Guaranty Agreement, as the same may from time to time be further amended, modified or supplemented.

                  "Alternate Base Rate" shall mean, for any day, a rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Base CD Rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. For purposes hereof, "Prime Rate" shall mean the rate of interest per annum publicly announced from time to time by the Agent as its prime rate in effect at its principal office in New York City; each change in the Prime Rate shall be effective on the date such change is publicly announced. "Base CD Rate" shall mean the sum of (a) the quotient of (i) the Three-Month Secondary CD Rate divided by (ii) a percentage expressed as a decimal equal to 100% minus Statutory Reserves and (b) the Assessment Rate. "Three-Month Secondary CD Rate" shall mean, for any day, the secondary market rate for three-month certificates of deposit reported as being in effect on such day (or, if such day shall not be a Business Day, the next preceding Business Day) by the Board through the public information telephone line of the Federal Reserve Bank of New York (which rate will, under the current practices of the Board, be published in Federal Reserve Statistical Release H.15(519) during the week following such day), or, if such rate shall not be so reported on such day or such next preceding Business Day, the average of the secondary market quotations for three-month certificates of deposit of major money center banks in New York City received at approximately 10:00 a.m., New York City time, on such day (or, if such day shall not be a Business Day, on the next preceding Business Day) by the Agent from three New York City negotiable certificate of deposit dealers of recognized standing selected by it. "Federal Funds Effective Rate" shall mean, for any day, the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for the day of such transactions received by the Agent from three Federal funds brokers of recognized standing selected by it. If for any reason the Agent shall have determined (which determination shall be conclusive absent manifest error) that it is unable to ascertain the Base CD Rate or the Federal Funds Effective Rate or both for any reason, including the inability or failure of the Agent to obtain sufficient quotations in accordance with the terms hereof, the Alternate Base Rate shall be determined without regard to clause (b) or (c), or both, of the first sentence of this definition, as appropriate, until the circumstances giving rise to such inability no longer exist. Any change in the Alternate Base Rate due to a change in the Prime Rate, the Three-Month Secondary CD Rate or the Federal Funds Effective Rate shall be effective on the effective date of such change in the Prime Rate, the Three-Month Secondary CD Rate or the Federal Funds Effective Rate, respectively.



                  "Assessment Rate" shall mean for any date the annual rate (rounded upwards, if necessary, to the next 1/100 of 1%) most recently estimated by the Agent as the then current net annual assessment rate that will be employed in determining amounts payable by the Agent to the Federal Deposit Insurance Corporation (or any successor) for insurance by such Corporation (or any successor) of time deposits made in dollars at the Agent's domestic offices.

                  "Assignment and Acceptance" shall mean an assignment and acceptance entered into by a Bank and an Eligible Assignee, and accepted by the Agent, substantially in the form of Exhibit D.

                  "Bankruptcy Code" shall mean The Bankruptcy Reform Act of 1978, as heretofore and hereafter amended, and codified as
                   ---------------
11 U.S.C. Section 101 et seq.
                      -- ---

                  "Bankruptcy Court" shall mean the United States Bankruptcy Court for the District of Delaware or any other court having jurisdiction over the Cases from time to time.

                  "Banks" shall have the meaning set forth in the Introduction.

                  "Board" shall mean the Board of Governors of the Federal Reserve System of the United States.

                  "Borrower" shall have the meaning set forth in the
                    Introduction.

                  "Borrowing" shall mean the incurrence of Revolving Loans or Term Loans of a single Type made from all the Tranche A Banks or Tranche B Banks (as applicable) on a single date and having, in the case of Eurodollar Loans, a single Interest Period (with any ABR Loan made pursuant to Section 2.15 being considered a part of the related Borrowing of Eurodollar Loans).

                  "Budget" shall have the meaning set forth in Section 4.01(f).

                  "Business Day" shall mean any day other than a Saturday, Sunday or other day on which banks in the State of New York are required or permitted to close (and, for a Letter of Credit, other than a day on which the Fronting Bank issuing such Letter of Credit is closed); provided, however, that when used in connection with a Eurodollar Loan, the term "Business Day" shall also exclude any day on which banks are not open for dealings in dollar deposits on the London interbank market.



           "Capital   Expenditures"  shall  mean,  for  any  period,  the
aggregate of all expenditures (whether paid in cash and not theretofore accrued subsequent to the date of this Agreement or accrued as liabilities during such period and including that portion of Capitalized Leases which is capitalized on the consolidated balance sheet of the Borrower and its Subsidiaries) net of cash amounts received by the Borrower and its Subsidiaries from other Persons during such period in reimbursement of Capital Expenditures made by the Borrower and its Subsidiaries, excluding interest capitalized during construction, by the Borrower and its Subsidiaries during such period that, in conformity with GAAP, are required to be included in or reflected by the property, plant, equipment or intangibles or similar fixed asset accounts reflected in the consolidated balance sheet of the Borrower and its Subsidiaries (including equipment which is purchased simultaneously with the trade-in of existing equipment owned by the Borrower or any of its Subsidiaries to the extent of the gross amount of such purchase price less the book value of the equipment being traded in at such time), but excluding expenditures made in connection with the replacement or restoration of assets, to the extent reimbursed or financed from insurance proceeds paid on account of the loss of or the damage to the assets being replaced or restored, or from awards of compensation arising from the taking by condemnation or eminent domain of such assets being replaced.

                  "Capitalized Lease" shall mean, as applied to any Person, any lease of property by such Person as lessee which would be capitalized on a balance sheet of such Person prepared in accordance with GAAP.

                  "Carve-Out" shall have the meaning set forth in Section 2.22.

                  "Cases" shall mean the Chapter 11 Cases of the Borrower and each of the Guarantors pending in the Bankruptcy Court.

                  "Change of Control" shall mean (i) the acquisition of ownership, directly or indirectly, beneficially or of record, by any Person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder as in effect on the date hereof), of shares representing more than 50% of the aggregate ordinary voting power represented by the issued and outstanding capital stock of the Borrower; or (ii) the occupation of a majority of the seats (other than vacant seats) on the Board of Directors of the Borrower by Persons who were neither (A) nominated by the Board of Directors of the Borrower nor (B) appointed by directors so nominated.

                  "Chase" shall have the meaning set forth in the Introduction.

                  "Closing Date" shall mean the date on which this Agreement has been executed and the conditions precedent to the making of the initial Loans set forth in Section 4.01 have been satisfied or waived, which date shall occur as promptly as practicable after the entry of the Interim Order, but no later than 10 days after such entry.

                  "Code" shall mean the Internal Revenue Code of 1986, as
                    amended.

                  "Collateral" shall mean the Collateral under the Pledge
                    Agreement.

                  "Commitment"   shall   mean,   collectively,   the  Tranche  A
Commitments, the Tranche B Commitments and the Tranche C Commitments.

                  "Commitment Fee" shall have the meaning set forth in Section
                    2.19.


                  "Commitment Letter" shall mean that certain Commitment Letter dated June 4, 1999 among the Agent, Chase Securities
                   ------------------
Inc. and the Borrower.

                  "Commitment Percentage" shall mean at any time, with respect to each Bank, the percentage obtained by dividing its Tranche A Commitment, Tranche B Commitment or Tranche C Commitment at such time by the Total Tranche A Commitment, Total Tranche B Commitment or Total C Commitment, as applicable, at such time.

                  "Consummation Date" shall mean the date of the substantial consummation (as defined in Section 1101 of the Bankruptcy Code and which for purposes of this Agreement shall be no later than the effective date) of a Reorganization Plan of the Borrower or any of the Guarantors which is confirmed pursuant to an order of the Bankruptcy Court.

                  "Dollars" and "$" shall mean lawful money of the United States of America.

                  "EBITDA" shall mean, for any period, all as determined in accordance with GAAP, the consolidated net income (or net loss) of the Borrower and its Subsidiaries" for such period, plus (a) the sum of (i) depreciation expense, (ii) amortization expense, (iii) other non-cash charges, (iv) provision for LIFO adjustment for inventory valuation, (v) net total Federal, state and local income tax expense, (vi) gross interest expense for such period less gross interest income for such period, (vii) extraordinary losses, (viii) any non-recurring charge or restructuring charge which in accordance with GAAP is excluded from operating income, (ix) the cumulative effect of any change in accounting principles and (x) "Chapter 11 expenses" (or "administrative costs reflecting Chapter 11 expenses") as shown on the Borrower's consolidated statement of income for such period less (b) extraordinary gains plus or minus
(c) the amount of cash received or expended in such period in respect of any amount which, under clause (viii) above, was taken into account in determining EBITDA for such or any prior period.

                  "Eligible Assignee" shall mean (i) a commercial bank having total assets in excess of $1,000,000,000; (ii) a finance company, insurance company or other financial institution or fund, in each case acceptable to the Agent, which in the ordinary course of business extends credit of the type contemplated herein and has total assets in excess of $200,000,000 and whose becoming an assignee would not constitute a prohibited transaction under Section 4975 of ERISA; and (iii) any other financial institution satisfactory to the Borrower and the Agent.

                  "Environmental Lien" shall mean a Lien in favor of any Governmental Authority for (i) any liability under federal or state environmental laws or regulations, or (ii) damages arising from or costs incurred by such Governmental Authority in response to a release or threatened release of a hazardous or toxic waste, substance or constituent, or other substance into the environment.

                  "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, and the regulations promulgated and rulings issued thereunder.


                  "ERISA Affiliate" shall mean any trade or business (whether or not incorporated) which is a member of a group of which the Borrower is a member and which is under common control within the meaning of Section 414(b) or (c) of the Code and the regulations promulgated and rulings issued thereunder.

                  "Eurocurrency Liabilities" shall have the meaning assigned thereto in Regulation D issued by the Board, as in effect from time to time.

                  "Eurodollar Borrowing" shall mean a Borrowing comprised of
                    Eurodollar Loans.

                  "Eurodollar Loan" shall mean any Loan bearing interest at a rate determined by reference to the Adjusted LIBOR Rate in accordance with the provisions of Section 2.

                  "Event of Default"  shall have the meaning  given such term in
Section 7.

                  "Fees" shall  collectively  mean the  Commitment  Fees,
               Letter of Credit Fees and other fees referred to in Sections
                   ----
2.18, 2.19 and 2.20.

                  "Filing Date" shall mean June 7, 1999.

                  "Final  Order"  shall  have the  meaning  given  such  term in
Section 4.02(d).

                  "Financial Officer" shall mean the Chief Financial Officer, Controller, Treasurer or Assistant Treasurer of the Borrower.

                  "Fronting Bank" shall mean Chase and such other Banks (which other Banks shall be reasonably satisfactory to the Borrower) as may agree with Chase to act in such capacity.

                  "GAAP" shall mean generally accepted accounting principles applied on a basis consistent with those used in preparing the financial statements referred to in Section 3.04.

                  "Governmental Authority" shall mean any Federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality or any court, in each case whether of the United States or foreign.

                  "Guarantor" shall have the meaning set forth in the
                    Introduction.

                  "Hedging Agreement" shall mean any interest rate protection agreement, foreign currency exchange agreement, commodity price protection agreement or other interest or currency exchange rate or commodity price hedging agreement.



                  "Indebtedness" shall mean, at any time and with respect to any Person, (i) all indebtedness of such Person for borrowed money, (ii) all indebtedness of such Person for the deferred purchase price of property or services (other than property, including inventory, and services purchased, and expense accruals and deferred compensation items arising, in the ordinary course of business), (iii) all obligations of such Person evidenced by notes, bonds, debentures or other similar instruments (other than performance, surety and appeal bonds arising in the ordinary course of business), (iv) all indebtedness of such Person created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person (even though the rights and remedies of the seller or lender under such agreement in the event of default are limited to repossession or sale of such property), (v) all obligations of such Person under leases which have been or should be, in accordance with GAAP, recorded as capital leases, to the extent required to be so recorded, (vi) all reimbursement, payment or similar obligations of such Person, contingent or otherwise, under acceptance, letter of credit or similar facilities and all obligations of such Person in respect of Hedging Agreements;
(vii) all Indebtedness referred to in clauses (i) through (vi) above guaranteed directly or indirectly by such Person, or in effect guaranteed directly or indirectly by such Person through an agreement (A) to pay or purchase such Indebtedness or to advance or supply funds for the payment or purchase of such Indebtedness, (B) to purchase, sell or lease (as lessee or lessor) property, or to purchase or sell services, primarily for the purpose of enabling the debtor to make payment of such Indebtedness or to assure the holder of such Indebtedness against loss in respect of such Indebtedness, (C) to supply funds to or in any other manner invest in the debtor (including any agreement to pay for property or services irrespective of whether such property is received or such services are rendered) or (D) otherwise to assure a creditor against loss in respect of such Indebtedness, and (viii) all Indebtedness referred to in clauses (i) through (vii) above secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien upon or in property (including, without limitation, accounts and contract rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness.

                  "Insufficiency" shall mean, with respect to any Plan, the amount, if any, of its unfunded benefit liabilities within the meaning of
Section 4001(a)(18) of ERISA.

                  "Interim  Order"  shall  have the  meaning  given such term in
Section 4.01(b).

                  "Interest Expense" shall mean interest expense as determined in accordance with GAAP.

                  "Interest Payment Date" shall mean (i) as to any Eurodollar Loan, the last day of the Interest Period in respect thereof, and (ii) as to all ABR Loans, the last calendar day of each March, June, September and December and the date on which any ABR Loans are refinanced with Eurodollar Loans pursuant to
Section 2.11.


                  "Interest Period" shall mean, as to any Borrowing of Eurodollar Loans, the period commencing on the date of such Borrowing (including as a result of a refinancing of ABR Loans) or on the last day of the preceding Interest Period applicable to such Borrowing and ending on the numerically corresponding day (or if there is no corresponding day, the last day) in the calendar month that is one or three months thereafter, as the Borrower may elect in the related notice delivered pursuant to Sections 2.05(b) or 2.11; provided, however, that (i) if any Interest Period would end on a day which shall not be a Business Day, such Interest Period shall be extended to the next succeeding
Business Day unless such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day, and (ii) no Interest Period shall end later than the Termination Date.

                  "Investments"  shall have the meaning given such term in
                    Section 6.10.

                  "Letter of Credit Account" shall mean the account established by the Borrower under the sole and exclusive control of the Agent maintained at the office of the Agent at 270 Park Avenue, New York, New York 10017 designated as the "Harnischfeger Industries, Inc. Letter of Credit Account" that shall be used solely for the purposes set forth in Sections 2.02(b) and 2.12.

                  "Letter of Credit" shall mean any irrevocable letter of credit issued pursuant to Section 2.02, which letter of credit shall be (i) a standby or import documentary letter of credit, (ii) issued (x) in the case of standby letters of credit, (A) in favor of lenders to foreign Subsidiaries of the Borrower (provided that such lenders extend or continue loan terms to such foreign Subsidiaries as may be satisfactory to the Agent) in amounts that are satisfactory to the Agent and in form (including, without limitation, in respect of draw conditions) satisfactory to the Agent or (B) in connection with performance and bid requirements of the Borrower and its Subsidiaries, customer advance and progress payments and surety bonds, in each case consistent with past practices, (y) in the case of import documentary letters of credit, for purposes that are consistent with past practices or (z) for such other purposes as are reasonably acceptable to the Agent, (iii) denominated in Dollars (or another currency acceptable to the Agent and the Fronting Bank) and (iv) otherwise in such form as may be reasonably approved from time to time by the Agent and the applicable Fronting Bank.

                  "Letter of Credit Fees" shall mean the fees payable in respect of Letters of Credit pursuant to Section 2.20.

                  "Letter of Credit Outstandings" shall mean the sum of the Tranche A Letter of Credit Outstandings and the Tranche C Letter of Credit Outstandings.

                  "Lien" shall mean any mortgage, pledge, security interest, encumbrance, lien or charge of any kind whatsoever (including any conditional sale or other title retention agreement or any lease in the nature thereof).

                  "Loans" shall mean the Revolving Loans and the Term Loans.

                  "Loan  Documents"  shall  mean  this  Agreement,   the  Pledge
Agreement, the Letters of Credit, and any other instrument or agreement executed and delivered in connection herewith.

                  "Maturity Date" shall mean June 7, 2001.


                  "Multiemployer Plan" shall mean a "multiemployer plan" as defined in Section 4001(a)(3) of ERISA to which the Borrower or any ERISA Affiliate is making or accruing an obligation to make contributions, or has within any of the preceding five plan years made or accrued an obligation to make contributions.

                  "Multiple Employer Plan" shall mean a Single Employer Plan, which (i) is maintained for employees of the Borrower or an ERISA Affiliate and at least one Person other than the Borrower and its ERISA Affiliates or (ii) was so maintained and in respect of which the Borrower or an ERISA Affiliate could have liability under Section 4064 or 4069 of ERISA in the event such Plan has been or were to be terminated.

                  "Obligations" shall mean (a) the due and punctual payment of principal of and interest on the Loans and the reimbursement of all amounts drawn under Letters of Credit, and (b) the due and punctual payment of the Fees and all other present and future, fixed or contingent, monetary obligations of the Borrower and the Guarantors to the Banks and the Agent under the Loan Documents.

                  "Orders"  shall mean the Interim Order and the Final Order of the Bankruptcy  Court  referred to in Sections  4.01(b)
                   ------
and 4.02(d).

                  "Other  Taxes"  shall  have the  meaning  given  such  term in
Section 2.17.

                  "PBGC" shall mean the Pension Benefit Guaranty Corporation, or any successor agency or entity performing substantially the same functions.

                  "Pension Plan" shall mean a defined benefit pension or retirement plan which meets and is subject to the requirements of Section 401(a) of the Code.

                  "Permitted Investments" shall mean:

(1) direct obligations of, or obligations the principal of and interest on which are unconditionally guaranteed by, the United States of America (or by any agency thereof to the extent such obligations are backed by the full faith and credit of the United States of America), in each case maturing within twelve months from the date of acquisition thereof;

(2) without limiting the provisions of paragraph (d) below, investments in commercial paper maturing within six months from the date of acquisition thereof and having, at such date of acquisition, a rating of at least "A-2" or the equivalent thereof from Standard & Poor's Corporation or of at least "P-2" or the equivalent thereof from Moody's Investors Service, Inc.;

(1)


(3) investments in certificates of deposit, banker's acceptances and time deposits (including Eurodollar time deposits) maturing within six months from the date of acquisition thereof issued or guaranteed by or placed with (i) any domestic office of the Agent or the bank with whom the Borrower and the Guarantors maintain their cash management system, provided, that if such bank is not a Bank hereunder, such bank shall have entered into an agreement with the Agent pursuant to which such bank shall have waived all rights of setoff and confirmed that such bank does not have, nor shall it claim, a security interest therein or (ii) any domestic office of any other commercial bank of recognized standing organized under the laws of the United States of America or any State thereof that has a combined capital and surplus and undivided profits of not less than $250,000,000 and is the principal banking Subsidiary of a bank holding company having a long-term unsecured debt rating of at least "A-2" or the equivalent thereof from Standard & Poor's Corporation or at least "P-2" or the equivalent thereof from Moody's Investors Service, Inc.;

(4) investments in commercial paper maturing within six months from the date of acquisition thereof and issued by (i) the holding company of the Agent or (ii) the holding company of any other commercial bank of recognized standing organized under the laws of the United States of America or any State thereof that has (A) a combined capital and surplus in excess of $250,000,000 and (B) commercial paper rated at least "A-2" or the equivalent thereof from Standard & Poor's Corporation or of at least "P-2" or the equivalent thereof from Moody's Investors Service, Inc.;

(5) investments in repurchase obligations with a term of not more than seven days for underlying securities of the types described in clause (a) above entered into with any office of a bank or trust company meeting the qualifications specified in clause (c) above;

(6) investments in money market funds substantially all the assets of which are comprised of securities of the types described in clauses (a) through (e) above; and

(7) to the extent owned on the Filing Date, investments in the capital stock of any direct or indirect Subsidiary of the Borrower or any Guarantor.

(1)

                  "Permitted Liens" shall mean (i) Liens imposed by law (other than Environmental Liens and any Lien imposed under ERISA) for taxes, assessments or charges of any Governmental Authority for claims not yet due or which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves or other appropriate provisions are being maintained in accordance with GAAP; (ii) statutory Liens of landlords and Liens of carriers, warehousemen, mechanics, materialmen and other Liens (other than Environmental Liens and any Lien imposed under ERISA) imposed by law created in the ordinary course of business for amounts not yet due or which are being contested in good faith by appropriate proceedings and with respect to which adequate reserves or other appropriate provisions are being maintained in accordance with GAAP; (iii) Liens (other than any Lien imposed under ERISA) incurred or deposits made in the ordinary course of business (including, without limitation, surety bonds and appeal bonds) in connection with workers' compensation, unemployment insurance and other types of social security benefits or to secure the performance of tenders, bids, leases, contracts (other than for the repayment of Indebtedness), statutory obligations and other similar obligations or arising as a result of progress payments under government contracts; (iv) easements (including, without limitation, reciprocal easement agreements and utility agreements), rights-of-way, covenants, consents, reservations, encroachments, variations and zoning and other restrictions, charges or encumbrances (whether or not recorded) and interest of ground lessors, which do not interfere materially with the ordinary conduct of the business of the Borrower or any Guarantor, as the case may be, and which do not materially detract from the value of the property to which they attach or materially impair the use thereof to the Borrower or any Guarantor, as the case may be; (v) purchase money Liens (including Capitalized Leases) upon or in any property acquired or held in the ordinary course of business to secure the purchase price of such property or to secure Indebtedness permitted by Section 6.03(iii) solely for the purpose of financing the acquisition of such property; and (vi) extensions, renewals or replacements of any Lien referred to in paragraphs (i) through (v) above, provided that the principal amount of the obligation secured thereby is not increased and that any such extension, renewal or replacement is limited to the property originally encumbered thereby.

                  "Person" shall mean any natural person, corporation, division of a corporation, partnership, trust, joint venture, association, company, estate, unincorporated organization or government or any agency or political subdivision thereof.

                  "Plan" shall mean a Single Employer Plan or a Multiemployer
                         Plan.

                  "Pledge Agreement" shall have the meaning set forth in
                    Section 4.01(c).

                  "Prepayment Date" shall mean thirty (30) days after the entry of the Interim Order by the Bankruptcy Court if the Final Order has not been entered by the Bankruptcy Court prior to the expiration of such thirty (30) day period.

                  "Pre-Petition Payment" shall mean a payment (by way of adequate protection or otherwise) of principal or interest or otherwise on account of any pre-petition Indebtedness or trade payables or other pre-petition claims against the Borrower or any Guarantor.

                  "Register" shall have the meaning set forth in Section 10.03
                    (d).

                  "Reorganization Plan" shall mean a plan of reorganization in any of the Cases.

                  "Required  Banks" shall mean,  at any time,  Banks  holding in excess of 50% of the Total Commitment, which Banks shall
                   --------------
include the Required Tranche A Banks.

                  "Required Tranche A Banks" shall mean, at any time, Tranche A Banks holding Tranche A Loans representing in excess of 50% of the aggregate principal amount of such Tranche A Loans outstanding or, if no such Tranche A Loans are outstanding, Tranche A Banks having Tranche A Commitments representing in excess of 50% of the Total Tranche A Commitment.

                  "Required Tranche C Banks" shall mean, at any time, Tranche C Banks having obligations to issue and/or reimburse Tranche C Letters of Credit representing in excess of 50% of the Tranche C Letter of Credit Outstandings or, if there are no such Tranche C Letter of Credit Outstandings, Tranche C Banks having Tranche C Commitments representing in excess of 50% of the Total Tranche C Commitment.


                  "Revolving  Loans"  shall have the meaning  given such term in
Section 2.01(a).

                  "Single Employer Plan" shall mean a single employer plan, as defined in Section 4001(a)(15) of ERISA, that (i) is maintained for employees of the Borrower or an ERISA Affiliate or (ii) was so maintained and in respect of which the Borrower could have liability under Section 4069 of ERISA in the event such Plan has been or were to be terminated.

                  "Statutory Reserves" shall mean on any date the percentage (expressed as a decimal) established by the Board and any other banking authority which is (i) for purposes of the definition of Base CD Rate, the then stated maximum rate of all reserves (including, but not limited to, any emergency, supplemental or other marginal reserve requirement) for a member bank of the Federal Reserve System in New York City, for new three month negotiable nonpersonal time deposits in dollars of $100,000 or more or (ii) for purposes of the definition of Adjusted LIBOR Rate, the then stated maximum rate for all reserves (including but not limited to any emergency, supplemental or other marginal reserve requirements) applicable to any member bank of the Federal Reserve System in respect of Eurocurrency Liabilities (or any successor category of liabilities under Regulation D issued by the Board, as in effect from time to time). Such reserve percentages shall include, without limitation, those imposed pursuant to said Regulation. The Statutory Reserves shall be adjusted automatically on and as of the effective date of any change in such percentage.

                  "Subsidiary" shall mean, with respect to any Person (herein referred to as the "parent"), any corporation, association or other business entity (whether now existing or hereafter organized) of which at least a majority of the securities or other ownership interests having ordinary voting power for the election of directors is, at the time as of which any determination is being made, owned or controlled by the parent or one or more subsidiaries of the parent or by the parent and one or more subsidiaries of the parent.

                  "Super-majority Banks" shall have the meaning given such term in Section 10.10(b).

                  "Superpriority Claim" shall mean a claim against the Borrower and any Guarantor in any of the Cases which is an administrative expense claim having priority over any or all administrative expenses of the kind specified in Sections 503(b) or 507(b) of the Bankruptcy Code.

                  "Taxes" shall have the meaning given such term in
                    Section 2.17.

                  "Term Loans" shall have the meaning given such term in Section 2.01(b).

                  "Termination Date" shall mean the earliest to occur of (i) the Prepayment Date, (ii) the Maturity Date, (iii) the Consummation Date and (iv) the acceleration of the Loans and the termination of the Total Commitment in accordance with the terms hereof.


                  "Termination Event" shall mean (i) a "reportable event", as such term is described in Section 4043 of ERISA and the regulations issued thereunder (other than a "reportable event" not subject to the provision for 30-day notice to the PBGC under Section 4043 of ERISA or such regulations) or an event described in Section 4068 of ERISA excluding events described in Section 4043(c)(9) of ERISA or 29 CFR ss.ss.2615.21 or 2615.23 and excluding events which would not be reasonably likely (as reasonably determined by the Agent) to have a material adverse effect on the financial condition, operations, business, properties or assets of the Borrower and the Guarantors taken as a whole, or
(ii) the withdrawal of the Borrower or any ERISA Affiliate from a Multiple Employer Plan during a plan year in which it was a "substantial employer", as such term is defined in Section 4001(c) of ERISA, or the incurrence of liability by the Borrower or any ERISA Affiliate under Section 4064 of ERISA upon the termination of a Multiple Employer Plan, or (iii) providing notice of intent to terminate a Plan pursuant to Section 4041(c) of ERISA or the treatment of a Plan amendment as a termination under Section 4041 of ERISA, or (iv) the institution of proceedings to terminate a Plan by the PBGC under Section 4042 of ERISA, or
(v) any other event or condition (other than the commencement of the Cases and the failure to have made any contribution accrued as of the Filing Date but not paid) which would reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Plan, or the imposition of any liability under Title IV of ERISA (other than for the payment of premiums to the PBGC).

                  "Total Commitment" shall mean, at any time, the sum of the Total Tranche A Commitments, the Total Tranche B Commitments and the Total Tranche C Commitments at such time.

                  "Total Exposure" shall mean, at any time, the sum of (i) the Total Tranche A Commitments, (ii) the aggregate outstanding principal amount of the Term Loans and (iii) the Total Tranche C Commitments at such time.

                  "Total Tranche A Commitment" shall mean, at any time, the sum of the Tranche A Commitments at such time.

                  "Total Tranche B Commitment" shall mean, at any time, (x) the sum of the Tranche B Commitments at such time or (y) after the making of the Tranche B Loans, the sum of the principal amount of the Tranche B Loans outstanding at such time.

                  "Total Tranche C Commitment" shall mean, at any time, the sum of the Tranche C Commitments at such time.

                  "Tranche A Bank" shall mean each Bank having a Tranche A Commitment.

                  "Tranche A Commitment" shall mean the commitment of each Tranche A Bank hereunder to make Revolving Loans or to issue and/or participate in Tranche A Letters of Credit in the amount set forth opposite its name on Annex A hereto or as may subsequently be set forth in the Register from time to time, as the same may be reduced from time to time pursuant to this Agreement.

                  "Tranche A Letter of Credit" shall mean a Letter of Credit issued pursuant to Section 2.02(a).


                  "Tranche A Letter of Credit Outstandings" shall mean, at any time, the sum of (i) the aggregate undrawn stated amount of all Tranche A Letters of Credit then outstanding plus (ii) all amounts theretofore drawn under Tranche A Letters of Credit and not then reimbursed.

                  "Tranche B Bank" shall mean each Bank having a Tranche B Commitment.

                  "Tranche B Commitment" shall mean the commitment of each Tranche B Bank hereunder to make a Term Loan in the amount set forth opposite its name on Annex B hereto or as may subsequently be set forth in the Register from time to time, as the same may be reduced from time to time pursuant to this Agreement.

                  "Tranche C Bank" shall mean each Bank having a Tranche C Commitment.

                  "Tranche C Commitment" shall mean the commitment of each Tranche C Bank hereunder to make and/or participate in Tranche C Letters of Credit in the amount set forth opposite its name on Annex C hereto or as may subsequently be set forth in the Register from time to time, as the same may be reduced from time to time pursuant to this Agreement.

                  "Tranche C Letter of Credit" shall mean a Letter of Credit issued pursuant to Section 2.02(b).

                  "Tranche C Letter of Credit Outstandings" shall mean, at any time, the sum of (i) the aggregate undrawn stated amount of all Tranche C Letters of Credit then outstanding plus (ii) all amounts theretofore drawn under Tranche C Letters of Credit and not then reimbursed.

                  "Transferee" shall have the meaning given such term in
                    Section 2.17.

                  "Type" when used in respect of any Loan or Borrowing shall refer to the Rate of interest by reference to which interest on such Loan or on the Loans comprising such Borrowing is determined. For purposes hereof, "Rate" shall mean the Adjusted LIBOR Rate and the Alternate Base Rate.

                  "Unused Total  Tranche A Commitment"  shall mean, at any time,
(i) the Total Tranche A Commitment less (ii) the sum of (x) the aggregate outstanding principal amount of all Revolving Loans and (y) the aggregate Tranche A Letter of Credit Outstandings.

                  "Unused Total Tranche B Commitment" shall mean, prior to the making of the Term Loans, the Total Tranche B Commitment.

                  "Unused Total Tranche C Commitment" shall mean, at any time, the Total Tranche C Commitment less the aggregate Tranche C Letter of Credit Outstandings.


                  "Withdrawal Liability" shall have the meaning given such term under Part I of Subtitle E of Title IV of ERISA.

SECTION 2.2 Terms Generally. The definitions in Section 1.01 shall apply equally to both the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include," "includes" and "including" shall be deemed to be followed by the phrase "without limitation." All references herein to Sections, Exhibits and Schedules shall be deemed references to Sections of, and Exhibits and Schedules to, this Agreement unless the context shall otherwise require. Except as otherwise expressly provided herein, all terms of an accounting or financial nature shall be construed in accordance with GAAP, as in effect from time to time; provided, however, that for purposes of determining compliance with any covenant set forth in Section 6, such terms shall be construed in accordance with GAAP as in effect on the date of this Agreement applied on a basis consistent with the application used in the Borrower's audited financial statements referred to in Section 3.04.

SECTION 3.        AMOUNT AND TERMS OF CREDIT.

SECTION 3.1       Commitments of the Banks.

(1) Each Tranche A Bank severally and not jointly with the other Tranche A Banks agrees, upon the terms and subject to the conditions herein set forth, to make revolving credit loans (each a "Revolving Loan" and collectively, the "Revolving Loans") to the Borrower at any time and from time to time during the period commencing on the date hereof and ending on the Termination Date (or the earlier date of termination of the Total Tranche A Commitment) in an aggregate principal amount not to exceed, when added to such Tranche A Bank's Tranche A Commitment Percentage of the then aggregate Tranche A Letter of Credit Outstandings, the Tranche A Commitment of such Tranche A Bank, which Revolving Loans may be repaid and reborrowed in accordance with the provisions of this Agreement. At no time shall the sum of the then outstanding aggregate principal amount of the Revolving Loans plus the then aggregate Tranche A Letter of Credit Outstandings exceed the Total Tranche A Commitment of $350,000,000 as the same may be reduced from time to time pursuant to Section 2.09.

(2) Each Tranche B Bank severally and not jointly with the other Tranche B Banks agrees, upon the terms and subject to the conditions herein set forth, to make term loans (each a "Term Loan" and collectively, the "Term Loans") to the Borrower within two Business Days after the entry by the Bankruptcy Court of the Final Order, subject to the satisfaction of the conditions set forth in Section 4.02, in an aggregate principal amount not to exceed the Tranche B Commitment of such Tranche B Bank. At no time shall the sum of the then outstanding aggregate principal amount of the Term Loans exceed the Total Tranche B Commitment of $200,000,000.

(3) Each Borrowing shall be made by the applicable Banks pro rata in accordance with their respective Commitments; provided, however, that the failure of any Bank to make any Loan shall not in itself relieve the other Banks of their obligations to lend.

(1)

(4) At no time shall the sum of the then outstanding aggregate principal amount of the Loans plus the then aggregate Letter of Credit Outstandings exceed the Total Commitment of $750,000,000, as the same may be reduced from time to time pursuant to Section 2.09.

(5) Notwithstanding anything to the contrary herein, the Agent shall have the right to determine, after consultation with the Borrower, a reallocation of the Commitments in Tranches A, B and C (and the sublimits therein), provided that such reallocation by the Agent shall not effect the amount of the Total Commitment.

SECTION 3.2 Letters of Credit; Tranche C Commitment.

(1) Upon the terms and subject to the conditions herein set forth, the Borrower may request a Fronting Bank, at any time and from time to time after the date hereof and prior to the Termination Date, to issue, and, subject to the terms and conditions contained herein, such Fronting Bank shall issue, for the account of the Borrower or a Guarantor one or more Tranche A Letters of Credit, provided that no Tranche A Letter of Credit shall be issued if after giving effect to such issuance (i) the aggregate Tranche A Letter of Credit Outstandings shall exceed $320,000,000 (consisting of a sublimit of (x) $20,000,000 for import documentary letters of credit and (y) $300,000,000 for standby letters of credit) or (ii) the aggregate Tranche A Letter of Credit Outstandings, when added to the aggregate outstanding principal amount of the Revolving Loans, would exceed the Total Tranche A Commitment and, provided further that no Tranche A Letter of Credit shall be issued if the Fronting Bank shall have received notice from the Agent or the Required Tranche A Banks that the conditions to such issuance have not been met.

(2) Upon the terms and subject to the conditions herein set forth, the Borrower may request a Fronting Bank, at any time and from time to time after the date hereof and prior to the Termination Date, to issue, and, subject to the terms and conditions contained herein, such Fronting Bank shall issue, for the account of the Borrower or a Guarantor one or more Tranche C Letters of Credit (all of which shall be standby Letters of Credit), provided that no Tranche C Letter of Credit shall be issued if after giving effect to such issuance the aggregate Tranche C Letter of Credit Outstandings shall exceed the Total Tranche C Commitment of $200,000,000 (as the same may be reduced from time to time pursuant to Section 2.09), provided further that no Tranche C Letter of Credit shall be issued if the Fronting Bank shall have received notice from the Agent or the Required Tranche C Banks that the conditions to such issuance have not been met.

(1)

(3) No Letter of Credit shall expire later than (i) 60 days after the Maturity Date in the case of standby Letters of Credit issued in connection with performance and bid requirements and (ii) in the case of all other Letters of Credit, the earlier of (x) one year from the date of the issuance thereof and
(y) 60 days after the Maturity Date, provided that if any Letter of Credit shall be outstanding on the Termination Date, the Borrower shall, at or prior to the Termination Date, except as the Agent and the Fronting Bank may otherwise agree in writing, (A) cause all Letters of Credit which expire after the Termination Date to be returned to the Fronting Bank undrawn and marked "cancelled" or (B) if the Borrower is unable to do so in whole or in part, either (I) provide a "back-to-back" letter of credit to one or more Fronting Banks in a form satisfactory to such Fronting Bank and the Agent (in their sole discretion), issued by a bank satisfactory to such Fronting Bank and the Agent (in their sole discretion), in an amount equal to 105% of the then undrawn stated amount of all outstanding Letters of Credit issued by such Fronting Banks and/or (II) deposit cash in the Letter of Credit Account in an amount equal to 105% of the then undrawn stated amount of all Letter of Credit Outstandings as collateral security for the Borrower's reimbursement obligations in connection therewith, such cash to be remitted to the Borrower upon the expiration, cancellation or other termination or satisfaction of such reimbursement obligations.

(4) The Borrower shall pay to each Fronting Bank, in addition to such other fees and charges as are specifically provided for in Section 2.20 hereof, such fees and charges in connection with the issuance and processing of the Letters of Credit issued by such Fronting Bank as are customarily imposed by such Fronting Bank from time to time in connection with letter of credit transactions.

(5) Drafts drawn under each Tranche A Letter of Credit shall be reimbursed by the Borrower in Dollars not later than the first Business Day following the date of draw and shall bear interest from the date of draw until the first Business Day following the date of draw at a rate per annum equal to the Alternate Base Rate plus 1-3/4% and thereafter until reimbursed in full at a rate per annum equal to the Alternate Base Rate plus 3-3/4% (computed on the basis of the actual number of days elapsed over any year of 360 days). The Borrower shall effect such reimbursement (x) if such draw occurs prior to the Termination Date (or the earlier date of termination of the Total Tranche A Commitment), in cash or through a Borrowing of Revolving Loans without the satisfaction of the conditions precedent set forth in Section 4.02 or (y) if such draw occurs on or after the Termination Date (or the earlier date of termination of the Total Tranche A Commitment), in cash.

(6) Drafts drawn under each Tranche C Letter of Credit shall be reimbursed by the Borrower in Dollars (i) not later than the first Business Day following the date of draw and shall bear interest from the date of draw until the first Business Day following the date of draw at a rate per annum equal to the Alternate Base Rate plus 1-3/4% or (ii) at the option of the Borrower, on the Termination Date and until so reimbursed in full the unreimbursed amount thereof shall bear interest at a rate per annum as provided for in Section 2.07.

(1)

(7) Immediately upon the issuance of any Tranche A Letter of Credit by any Fronting Bank, such Fronting Bank shall be deemed to have sold to each Tranche A Bank other than such Fronting Bank and each such other Tranche A Bank shall be deemed unconditionally and irrevocably to have purchased from such Fronting Bank, without recourse or warranty, an undivided interest and participation, to the extent of such Tranche A Bank's Commitment Percentage, in such Tranche A Letter of Credit, each drawing thereunder and the obligations of the Borrower and the Guarantors under this Agreement with respect thereto. Upon any change in the Tranche A Commitments pursuant to Section 10.03, it is hereby agreed that with respect to all Tranche A Letter of Credit Outstandings, there shall be an automatic adjustment to the participations hereby created to reflect the new Commitment Percentages of the assigning and assignee Tranche A Banks. Any action taken or omitted by a Fronting Bank under or in connection with a Tranche A Letter of Credit, if taken or omitted in the absence of gross negligence or willful misconduct, shall not create for such Fronting Bank any resulting liability to any other Tranche A Bank.

(8) Immediately upon the issuance of any Tranche C Letter of Credit by any Fronting Bank, such Fronting Bank shall be deemed to have sold to each Tranche C Bank other than such Fronting Bank and each such other Tranche C Bank shall be deemed unconditionally and irrevocably to have purchased from such Fronting Bank, without recourse or warranty, an undivided interest and participation, to the extent of such Tranche C Bank's Commitment Percentage, in such Tranche C Letter of Credit, each drawing thereunder and the obligations of the Borrower and the Guarantors under this Agreement with respect thereto. Upon any change in the Tranche C Commitments pursuant to Section 10.03, it is hereby agreed that with respect to all Tranche C Letter of Credit Outstandings, there shall be an automatic adjustment to the participations hereby created to reflect the new Commitment Percentages of the assigning and assignee Tranche C Banks. Any action taken or omitted by a Fronting Bank under or in connection with a Tranche C Letter of Credit, if taken or omitted in the absence of gross negligence or willful misconduct, shall not create for such Fronting Bank any resulting liability to any other Tranche C Bank.

(9) In the event that a  Fronting  Bank  makes any  payment  under any Letter of
Credit and the Borrower shall not have reimbursed such amount in full to such Fronting Bank on the first Business Day following the date of draw, the Fronting Bank shall promptly notify the Agent, which shall promptly notify each Bank (as applicable) thereof, and each Bank (as applicable) shall promptly and unconditionally pay to the Agent for the account of the Fronting Bank the amount of such Bank's Commitment Percentage of such unreimbursed payment in Dollars and in same day funds. If the Fronting Bank so notifies the Agent, and the Agent so notifies the applicable Banks prior to 11:00 a.m. (New York City time) on any Business Day, such Banks shall make available to the Fronting Bank such Bank's Commitment Percentage of the amount of such payment on such Business Day in same day funds. If and to the extent such Bank shall not have so made its Commitment Percentage of the amount of such payment available to the Fronting Bank, such Bank agrees to pay to such Fronting Bank, forthwith on demand such amount, together with interest thereon, for each day from such date until the date such amount is paid to the Agent for the account of such Fronting Bank at the Federal Funds Effective Rate. The failure of any Bank (as applicable) to make available to the Fronting Bank its Commitment Percentage of any payment under any Letter of Credit (as applicable) shall not relieve any other Bank (as applicable) of its obligation hereunder to make available to the Fronting Bank its Commitment Percentage of any payment under any such Letter of Credit on the date required, as specified above, but no Bank shall be responsible for the failure of any other Bank to make available to such Fronting Bank such other Bank's Commitment Percentage of any such payment. Whenever a Fronting Bank receives a payment of a reimbursement obligation as to which it has received any payments from the Banks pursuant to this paragraph, such Fronting Bank shall pay to each Bank which has paid its Commitment Percentage thereof, in Dollars and in same day funds, an amount equal to such Bank's applicable Commitment Percentage thereof.

(1)

SECTION 3.3 Issuance. Whenever the Borrower desires a Fronting Bank to issue a Letter of Credit, it shall give to such Fronting Bank and the Agent at least two Business Days' prior written (including telegraphic, telex, facsimile or cable communication) notice (or such shorter period as may be agreed upon by the Agent, the Borrower and the Fronting Bank) specifying the date on which the proposed Letter of Credit is to be issued (which shall be a Business Day), the stated amount of the Letter of Credit so requested, the expiration date of such Letter of Credit, the name and address of the beneficiary thereof and whether such Letter of Credit shall be a Tranche A Letter of Credit or Tranche C Letter of Credit.

SECTION 3.4 Nature of Letter of Credit Obligations Absolute. The obligations of the Borrower to reimburse the Banks for drawings made under any Letter of Credit shall be unconditional and irrevocable and shall be paid strictly in accordance with the terms of this Agreement under all circumstances, including, without limitation (it being understood that any such payment by the Borrower shall be without prejudice to, and shall not constitute a waiver of, any rights the Borrower might have or might acquire as a result of the payment by the Fronting Bank of any draft or the reimbursement by the Borrower thereof): (i) any lack of validity or enforceability of any Letter of Credit; (ii) the existence of any claim, setoff, defense or other right which the Borrower or any Guarantor may have at any time against a beneficiary of any Letter of Credit or against any of the Tranche A Banks or Tranche C Banks (as applicable), whether in connection with this Agreement, the transactions contemplated herein or any unrelated transaction; (iii) any draft, demand, certificate or other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect; (iv) payment by a Fronting Bank of any Letter of Credit against presentation of a demand, draft or certificate or other document which does not comply with the terms of such Letter of Credit; (v) any other circumstance or happening whatsoever, which is similar to any of the foregoing; or (vi) the fact that any Event of Default shall have occurred and be continuing.

SECTION 3.5       Making of Loans.

(1) Except as contemplated by Section 2.10, Loans shall be either ABR Loans or Eurodollar Loans as the Borrower may request subject to and in accordance with this Section, provided that all Loans made pursuant to the same Borrowing shall, unless otherwise specifically provided herein, be Loans of the same Type. Each Tranche A Bank or Tranche B Bank may fulfill its Commitment (as applicable) with respect to any Eurodollar Loan or ABR Loan by causing any lending office of such Bank to make such Loan; provided that any such use of a lending office shall not affect the obligation of the Borrower to repay such Loan in accordance with the terms of this Agreement. Each Tranche A Bank or Tranche B Bank shall, subject to its overall policy considerations, use reasonable efforts (but shall not be obligated) to select a lending office which will not result in the payment of increased costs by the Borrower pursuant to Section 2.14. Subject to the other provisions of this Section and the provisions of Section 2.11, Borrowings of Loans of more than one Type may be incurred at the same time, provided that no more than fifteen (15) Borrowings of Eurodollar Loans may be outstanding at any time.

(1)

(2) The Borrower shall give the Agent prior notice of the making of each Borrowing of Revolving Loans of at least three Business Days for Eurodollar Loans and one Business Day for ABR Loans; such notice shall be irrevocable and shall specify the amount of the proposed Borrowing (which shall not be less than $10,000,000 in the case of Eurodollar Loans and $5,000,000 in the case of ABR Loans)) and shall contain disbursement instructions. Such notice, to be effective, must be received by the Agent not later than 12:00 noon, New York City time, on the third Business Day in the case of Eurodollar Loans and the first Business Day in the case of ABR Loans, preceding the date on which such Borrowing is to be made except as provided in the last sentence of this Section 2.05(b). Such notice shall specify whether the Borrowing then being requested is to be a Borrowing of ABR Loans or Eurodollar Loans. If no election is made as to the Type of Loan, such notice shall be deemed a request for Borrowing of ABR Loans. The Agent shall promptly notify each Tranche A Bank of its proportionate share of such Borrowing, the date of such Borrowing, the Type of Borrowing or Loans being requested and the Interest Period or Interest Periods applicable thereto, as appropriate. On the borrowing date specified in such notice, each Tranche A Bank shall make its share of the Borrowing available at the office of the Agent at 270 Park Avenue, New York, New York 10017, no later than 12:00 noon, New York City time, in immediately available funds. Upon receipt of the funds made available by the Tranche A Banks to fund any Borrowing hereunder, the Agent shall disburse such funds in the manner specified in the notice of borrowing delivered by the Borrower and shall use reasonable efforts to make the funds so received from the Tranche A Banks available to the Borrower no later than 2:00 p.m. New York City time (other than as provided in the following sentence). With respect to ABR Loans of $25,000,000 or less, the Tranche A Banks shall make such Borrowings available to the Borrower by 4:00 p.m., New York City time, on the same Business Day that the Borrower gives notice to the Agent of such Borrowing by 12:00 noon, New York City time.

(1)

(3) The Borrower shall give the Agent prior notice of the making of the Term Loans of at least three Business Days if the Term Loans or a portion thereof are to be made as Eurodollar Loans and one Business Day if the Term Loans are to be made as ABR Loans; such notice shall be irrevocable and shall specify the amount of the proposed Borrowing that is to be made as a Eurodollar Loan (which shall not be less than $10,000,000) and the date thereof (which shall be a Business
Day) and shall contain disbursement instructions. Such notice, to be effective, must be received by the Agent not later than 12:00 noon, New York City time, on the third Business Day in the case of Eurodollar Loans and the first Business Day in the case of ABR Loans, preceding the date on which such Borrowing is to be made except as provided in the last sentence of this Section 2.05(b). Such notice shall specify whether the Borrowing then being requested is to be a Borrowing of ABR Loans or Eurodollar Loans. If no election is made as to the Type of Loan, such notice shall be deemed a request for Borrowing of ABR Loans. The Agent shall promptly notify each Tranche B Bank of its proportionate share of such Borrowing, the date of such Borrowing, the Type of Borrowing or Loans being requested and the Interest Period or Interest Periods applicable thereto, as appropriate. On the borrowing date specified in such notice, each Tranche B Bank shall make its share of the Borrowing available at the office of the Agent at 270 Park Avenue, New York, New York 10017, no later than 12:00 noon, New York City time, in immediately available funds. Upon receipt of the funds made available by the Tranche B Banks to fund the Term Loans hereunder, the Agent shall disburse such funds in the manner specified in the notice of borrowing delivered by the Borrower and shall use reasonable efforts to make the funds so received from the Tranche B Banks available to the Borrower no later than 2:00 p.m. New York City time.

SECTION 3.6       Repayment of Loans and Unreimbursed Draws; Evidence of Debt.

(1) The Borrower hereby unconditionally promises to pay to the Agent for the account of each Bank (as applicable) the then unpaid principal amount of each Loan and each unreimbursed draw under all Letters of Credit as set forth herein.

(2) Each Bank (as applicable) shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of the Borrower to such Bank resulting from each Loan made by such Bank or participation in each Letter of Credit in which such Bank is participating, including the amounts of principal and interest payable and paid to such Bank from time to time hereunder.

(3) The Agent shall maintain accounts in which it shall record (i) the amount of each Loan made hereunder, the Type thereof and the Interest Period applicable thereto, and the amount of each Letter of Credit issued hereunder, (ii) the amount of any principal or interest due and payable or to become due and payable from the Borrower to each Bank (as applicable) hereunder and (iii) the amount of any sum received by the Agent hereunder for the account of the Banks (as applicable) and each Bank's applicable share thereof.

(4) The entries made in the accounts maintained pursuant to paragraph (b) or (c) of this Section shall be prima facie evidence of the existence and amounts of the obligations recorded therein; provided that the failure of any Bank or the Agent to maintain such accounts or any error therein shall not in any manner affect the obligation of the Borrower to repay the Loans or reimburse the Letters of Credit in accordance with the terms of this Agreement.

(5) Any Bank may request that Loans made by it be evidenced by a promissory note. In such event, the Borrower shall prepare, execute and deliver to such Bank a promissory note payable to the order of such Bank (or, if requested by such Bank, to such Bank and its registered assigns) and in a form approved by the Agent. Thereafter, the Loans evidenced by such promissory note and interest thereon shall at all times (including after assignment pursuant to Section 10.03) be represented by one or more promissory notes in such form payable to the order of the payee named therein (or, if such promissory note is a registered note, to such payee and its registered assigns).

(1)


SECTION 3.7       Interest on Loans and Unreimbursed Draws.

(1) Subject to the provisions of Section 2.08, each ABR Loan (and each draw under a Tranche C Letter of Credit that the Borrower has elected to pay on the Termination Date and that is to be maintained with reference to the Alternate Base Rate) shall bear interest (computed on the basis of the actual number of days elapsed over a year of 360 days) at a rate per annum equal to the Alternate Base Rate plus 1-3/4%.

(2) Subject to the provisions of Section 2.08, each Eurodollar Loan (and each draw under a Tranche C Letter of Credit that the Borrower has elected to pay on the Termination Date and that is to be maintained with reference to the Adjusted LIBOR Rate) shall bear interest (computed on the basis of the actual number of days elapsed over a year of 360 days) at a rate per annum equal, during each Interest Period applicable thereto, to the Adjusted LIBOR Rate for such Interest Period in effect for such Borrowing plus 2-3/4%.

(3) Accrued interest on all Loans (and all unreimbursed draws under Tranche C Letters of Credit that the Borrower has elected to pay on the Termination Date) shall be payable in arrears on each Interest Payment Date applicable thereto, at maturity (whether by acceleration or otherwise), after such maturity on demand and (with respect to Eurodollar Loans) upon any repayment or prepayment thereof (on the amount prepaid).

SECTION 3.8 Default Interest. If the Borrower or any Guarantor, as the case may be, shall default in the payment of the principal of or interest on any Loan or in the payment of any other amount becoming due hereunder (including, without limitation, the reimbursement pursuant to Section 2.02(e) or (f) of any draft drawn under a Letter of Credit that the Borrower has not, in the case of Tranche C Letters of Credit, elected to pay on the Termination Date), whether at stated maturity, by acceleration or otherwise, the Borrower or such Guarantor, as the case may be, shall on demand from time to time pay interest, to the extent permitted by law, on such defaulted amount up to (but not including) the date of actual payment (after as well as before judgment) at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 360 days) equal to (x) in the case of Borrowings consisting of Eurodollar Loans or unreimbursed draws under the Tranche C Letters of Credit that are being maintained with reference to the Adjusted LIBOR Rate, the Adjusted LIBOR Rate in effect for such Borrowing or unreimbursed draw plus 4-3/4% and (y) in the case of all other amounts, the Alternate Base Rate plus 3-3/4%.

SECTION 1.1


SECTION 3.9 Optional Termination or Reduction of Commitments. Upon at least two Business Days' prior written notice to the Agent, the Borrower may at any time in whole permanently terminate, or from time to time in part permanently reduce, the Unused Total Tranche A Commitment or the Unused Total Tranche C Commitment. Each such reduction of the Commitments shall be in the principal amount of $5,000,000 or any integral multiple thereof and shall be applied pro rata to reduce the applicable Commitment of each Bank so being reduced. Simultaneously with each reduction or termination of any of the Commitments, the Borrower shall pay to the Agent for the account of each applicable Bank the Commitment Fee accrued on the amount of the Commitment of such Bank so terminated or reduced through the date thereof.

SECTION 3.10 Alternate Rate of Interest. In the event, and on each occasion, that on the day two Business Days prior to the commencement of any Interest Period for a Eurodollar Loan, the Agent shall have determined (which determination shall be conclusive and binding upon the Borrower absent manifest error) that reasonable means do not exist for ascertaining the applicable Adjusted LIBOR Rate, the Agent shall, as soon as practicable thereafter, give written or telegraphic notice of such determination to the Borrower and the Banks, and any request by the Borrower for a Borrowing of Eurodollar Loans (including pursuant to a refinancing with Eurodollar Loans) pursuant to Section
2.05 or 2.11 shall be deemed a request for a Borrowing of ABR Loans. After such notice shall have been given and until the circumstances giving rise to such notice no longer exist, each request for a Borrowing of Eurodollar Loans shall be deemed to be a request for a Borrowing of ABR Loans.

SECTION 3.11 Refinancing of Loans. The Borrower shall have the right, at any time, on three Business Days' prior irrevocable notice to the Agent (which notice, to be effective, must be received by the Agent not later than 12:00 noon, New York City time, on the third Business Day preceding the date of any refinancing), (x) to refinance (without the satisfaction of the conditions set forth in Section 4 as a condition to such refinancing) any outstanding Borrowing or Borrowings of Loans of one Type (or a portion thereof) with a Borrowing of Loans of the other Type (including in respect of the Term Loans) or (y) to continue an outstanding Borrowing of Eurodollar Loans (including in respect of the Term Loans) for an additional Interest Period, subject to the following:

(1) as a condition to the refinancing of ABR Loans with Eurodollar Loans and to the continuation of Eurodollar Loans for an additional Interest Period, no Event of Default shall have occurred and be continuing at the time of such refinancing;

(2) if less than a full Borrowing of Loans shall be refinanced, such refinancing shall be made pro rata among the Banks in accordance with the respective principal amounts of the Loans comprising such Borrowing held by the Banks immediately prior to such refinancing;

(3) the aggregate principal amount of Loans being refinanced shall be at least $5,000,000, provided that no partial refinancing of a Borrowing of Eurodollar Loans shall result in the Eurodollar Loans remaining outstanding pursuant to such Borrowing being less than $10,000,000 in aggregate principal amount;

(4) each Bank shall effect each refinancing by applying the proceeds of its new Eurodollar Loan or ABR Loan, as the case may be, to its Loan being refinanced;

(1)


(5) the Interest Period with respect to a Borrowing of Eurodollar Loans effected by a refinancing or in respect to the Borrowing of Eurodollar Loans being continued as Eurodollar Loans shall commence on the date of refinancing or the expiration of the current Interest Period applicable to such continuing Borrowing, as the case may be;

(6) a Borrowing of Eurodollar Loans may be refinanced only on the last day of an Interest Period applicable thereto; and

(7) each request for a refinancing with a Borrowing of Eurodollar Loans which fails to state an applicable Interest Period shall be deemed to be a request for an Interest Period of one month.

In the event that the Borrower shall not give notice to refinance any Borrowing of Eurodollar Loans, or to continue such Borrowing as Eurodollar Loans, or shall not be entitled to refinance or continue such Borrowing as Eurodollar Loans, in each case as provided above, such Borrowing shall automatically be refinanced with a Borrowing of ABR Loans at the expiration of the then-current Interest Period. The Agent shall, after it receives notice from the Borrower, promptly give each Bank notice of any refinancing, in whole or part, of any Loan made by such Bank.

SECTION 3.12 Commitment Termination; Cash Collateral. Upon the Termination Date, the Total Commitment shall be terminated in full and the Borrower shall pay the Loans and unreimbursed draws under Letters of Credit in full and, except as the Agent may otherwise agree in writing, if any Letter of Credit remains outstanding, deposit into the Letter of Credit Account an amount equal to 105% of the amount by which the sum of the aggregate Letter of Credit Outstandings exceeds the amount of cash held in the Letter of Credit Account, such cash to be remitted to the Borrower upon the expiration, cancellation, satisfaction or other termination of such reimbursement obligations, or otherwise comply with
Section 2.02(c).

SECTION 3.13      Optional Prepayment of Loans; Reimbursement of Banks.

SECTION 1.1

(1) The Borrower shall have the right at any time and from time to time to prepay any Loans or unreimbursed draws under Tranche C Letters of Credit that the Borrower has theretofore elected to pay on the Termination Date, in whole or in part, (x) with respect to Eurodollar Loans, upon at least three Business Days' prior written, telex or facsimile notice to the Agent and (y) with respect to ABR Loans on the same Business Day if written, telex or facsimile notice is received by the Agent prior to 12:00 noon, New York City time, and thereafter upon at least one Business Day's prior written, telex or facsimile notice to the Agent; provided, however, that (i) each such partial prepayment shall be in multiples of $5,000,000, (ii) no prepayment of Eurodollar Loans shall be permitted pursuant to this Section 2.13(a) other than on the last day of an Interest Period applicable thereto unless such prepayment is accompanied by the payment of the amounts described in clause (i) of the first sentence of Section 2.13(b), and (iii) no partial prepayment of a Borrowing of Eurodollar Loans shall result in the aggregate principal amount of the Eurodollar Loans remaining outstanding pursuant to such Borrowing being less than $10,000,000. Each notice of prepayment shall specify the prepayment date, the principal amount of the Loans to be prepaid and in the case of Eurodollar Loans, the Borrowing or Borrowings pursuant to which made, shall be irrevocable and shall commit the Borrower to prepay such Loan by the amount and on the date stated therein. The Agent shall, promptly after receiving notice from the Borrower hereunder, notify each Bank of the principal amount of the Loans held by such Bank which are to be prepaid, the prepayment date and the manner of application of the prepayment.

(2) The Borrower shall reimburse each Bank on demand for any loss incurred or to be incurred by it in the reemployment of the funds released (i) resulting from any prepayment (for any reason whatsoever, including, without limitation, refinancing with ABR Loans) of any Eurodollar Loan required or permitted under this Agreement, if such Loan is prepaid other than on the last day of the Interest Period for such Loan (including, without limitation, any such prepayment in connection with the syndication of the credit facility evidenced by this Agreement) or (ii) in the event that after the Borrower delivers a notice of borrowing under Section 2.05 in respect of Eurodollar Loans, such Loans are not made on the first day of the Interest Period specified in such notice of borrowing for any reason other than a breach by such Bank of its obligations hereunder. Such loss shall be the amount as reasonably determined by such Bank as the excess, if any, of (A) the amount of interest which would have accrued to such Bank on the amount so paid or not borrowed at a rate of interest equal to the Adjusted LIBOR Rate for such Loan, for the period from the date of such payment or failure to borrow to the last day (x) in the case of a payment or refinancing with ABR Loans other than on the last day of the Interest Period for such Loan, of the then current Interest Period for such Loan, or (y) in the case of such failure to borrow, of the Interest Period for such Loan which would have commenced on the date of such failure to borrow, over (B) the amount of interest which would have accrued to such Bank on such amount by placing such amount on deposit for a comparable period with leading banks in the London interbank market. Each Bank shall deliver to the Borrower from time to time one or more certificates setting forth the amount of such loss as determined by such Bank.

(3) In the event the Borrower fails to prepay any Loan on the date specified in any prepayment notice delivered pursuant to Section 2.13(a), the Borrower on demand by any Bank shall pay to the Agent for the account of such Bank any amounts required to compensate such Bank for any loss incurred by such Bank as a result of such failure to prepay, including, without limitation, any loss, cost or expenses incurred by reason of the acquisition of deposits or other funds by such Bank to fulfill deposit obligations incurred in anticipation of such prepayment, but without duplication of any amounts paid under Section 2.13(b). Each Bank shall deliver to the Borrower from time to time one or more certificates setting forth the amount of such loss as determined by such Bank.

(1)

(4) Any partial prepayment of the Loans by the Borrower pursuant to Section 2.13 shall be applied first to Revolving Loans and second to the pro rata payment of the Term Loans and the unreimbursed draws under Tranche C Letters of Credit that the Borrower has theretofore elected to pay on the Termination Date, and in each case as to ABR Loans or Eurodollar Loans as specified by the Borrower or, in the absence of such specification, as determined by the Agent, provided that in each case no Eurodollar Loans shall be prepaid pursuant to Section 2.13 to the extent that such Loan has an Interest Period ending after the required date of prepayment unless and until all outstanding ABR Loans and Eurodollar Loans with Interest Periods ending on such date have been repaid in full.

(5) Once prepaid, Term Loans may not be reborrowed.

SECTION 3.14      Reserve Requirements; Change in Circumstances.

(1) Notwithstanding any other provision herein, if after the date of this Agreement any change in applicable law or regulation or in the interpretation or administration thereof by any Governmental Authority charged with the interpretation or administration thereof (whether or not having the force of law) shall change the basis of taxation of payments to any Bank of the principal of or interest on any Eurodollar Loan made by such Bank or any fees or other amounts payable hereunder (other than changes in respect of Taxes, Other Taxes and taxes imposed on, or measured by, the net income or overall gross receipts or franchise taxes of such Bank by the jurisdiction in which such Bank has its principal office or in which the applicable lending office for such Eurodollar Loan is located or by any political subdivision or taxing authority therein, or by any other jurisdiction or by any political subdivision or taxing authority therein other than a jurisdiction in which such Bank would not be subject to tax but for the execution and performance of this Agreement), or shall impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of or credit extended by such Bank (except any such reserve requirement which is reflected in the Adjusted LIBOR Rate) or shall impose on such Bank or the London interbank market any other condition affecting this Agreement or the Eurodollar Loans made by such Bank, and the result of any of the foregoing shall be to increase the cost to such Bank of making or maintaining any Eurodollar Loan or to reduce the amount of any sum received or receivable by such Bank hereunder (whether of principal, interest or otherwise) by an amount deemed by such Bank to be material, then the Borrower will pay to such Bank in accordance with paragraph
(c) below such additional amount or amounts as will compensate such Bank for such additional costs incurred or reduction suffered.

(1)

(2) If any Bank shall have determined that the adoption or effectiveness after the date hereof of any law, rule, regulation or guideline regarding capital adequacy, or any change in any of the foregoing or in the interpretation or administration of any of the foregoing by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or any lending office of such Bank) or any Bank's holding company with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Bank's capital or on the capital of such Bank's holding company, if any, as a consequence of this Agreement, the Loans made by such Bank pursuant hereto, such Bank's Commitment hereunder or the issuance of, or participation in, any Letter of Credit by such Bank to a level below that which such Bank or such Bank's holding company could have achieved but for such adoption, change or compliance (taking into account Bank's policies and the policies of such Bank's holding company with respect to capital adequacy) by an amount deemed by such Bank to be material, then from time to time the Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank or such Bank's holding company for any such reduction suffered.

(3) A certificate of each Bank setting forth such amount or amounts as shall be necessary to compensate such Bank or its holding company as specified in paragraph (a) or (b) above, as the case may be, shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay each Bank the amount shown as due on any such certificate delivered to it within 10 days after its receipt of the same. Any Bank receiving any such payment shall promptly make a refund thereof to the Borrower if the law, regulation, guideline or change in circumstances giving rise to such payment is subsequently deemed or held to be invalid or inapplicable.

(4) Failure on the part of any Bank to demand compensation for any increased costs or reduction in amounts received or receivable or reduction in return on capital with respect to any period shall not constitute a waiver of such Bank's right to demand compensation with respect to such period or any other period. The protection of this Section shall be available to each Bank regardless of any possible contention of the invalidity or inapplicability of the law, rule, regulation, guideline or other change or condition which shall have occurred or been imposed.

SECTION 3.15      Change in Legality.

(1) Notwithstanding anything to the contrary contained elsewhere in this Agreement, if (x) any change after the date of this Agreement in any law or regulation or in the interpretation thereof by any Governmental Authority charged with the administration thereof shall make it unlawful for a Bank to make or maintain a Eurodollar Loan or to give effect to its obligations as contemplated hereby with respect to a Eurodollar Loan or (y) at any time any Bank determines that the making or continuance of any of its Eurodollar Loans has become impracticable as a result of a contingency occurring after the date hereof which adversely affects the London interbank market or the position of such Bank in such market, then, by written notice to the Borrower, such Bank may
(i) declare that Eurodollar Loans will not thereafter be made by such Bank hereunder, whereupon any request by the Borrower for a Eurodollar Borrowing shall, as to such Bank only, be deemed a request for an ABR Loan unless such declaration shall be subsequently withdrawn; and (ii) require that all outstanding Eurodollar Loans made by it be converted to ABR Loans, in which event all such Eurodollar Loans shall be automatically converted to ABR Loans as of the effective date of such notice as provided in paragraph (b) below. In the event any Bank shall exercise its rights under clause (i) or (ii) of this paragraph (a), all payments and prepayments of principal which would otherwise have been applied to repay the Eurodollar Loans that would have been made by such Bank or the converted Eurodollar Loans of such Bank shall instead be applied to repay the ABR Loans made by such Bank in lieu of, or resulting from the conversion of, such Eurodollar Loans.

(1)

(2) For purposes of this Section 2.15, a notice to the Borrower by any Bank pursuant to paragraph (a) above shall be effective, if lawful, and if any Eurodollar Loans shall then be outstanding, on the last day of the then-current Interest Period, otherwise, such notice shall be effective on the date of receipt by the Borrower.

SECTION 3.16 Pro Rata Treatment, etc. All payments and repayments of principal and interest in respect of the Loans and unreimbursed draws under Letters of Credit (except as provided in Sections 2.14 and 2.15) shall be made pro rata among the applicable Banks in accordance with the then outstanding principal amount of the Loans and/or participations in Letter of Credit Outstandings and all outstanding undrawn Letters of Credit (and the unreimbursed amount of drawn Letters of Credit) hereunder and all payments of Commitment Fees and Letter of Credit Fees (other than those payable to a Fronting Bank) shall be made pro rata among the applicable Banks in accordance with their Commitments. All payments by the Borrower hereunder shall be (i) net of any tax applicable to the Borrower or Guarantor and (ii) made in Dollars in immediately available funds at the office of the Agent by 12:00 noon, New York City time, on the date on which such payment shall be due. Interest in respect of any Loan hereunder shall accrue from and including the date of such Loan to but excluding the date on which such Loan is paid in full or converted to a Loan of a different Type.

SECTION 3.17      Taxes.

SECTION 1.1

(1) Any and all payments by the Borrower or any Guarantor hereunder shall be made free and clear of and without deduction for any and all current or future taxes, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding (i) taxes imposed on or measured by the net income or overall gross receipts of the Agent or any Bank (or any transferee or assignee thereof, including a participation holder (any such entity being called a "Transferee")) and franchise taxes imposed on the Agent or any Bank (or Transferee) by the United States or any jurisdiction under the laws of which the Agent or any such Bank (or Transferee) is organized or in which the applicable lending office of any such Bank (or Transferee) is located or any political subdivision thereof or by any other jurisdiction or by any political subdivision or taxing authority therein other than a jurisdiction in which the Agent or such Bank (or Transferee) would not be subject to tax but for the execution and performance of this Agreement and (ii) taxes, levies, imposts, deductions, charges or withholdings ("Amounts") with respect to payments hereunder to a Bank (or Transferee) in accordance with laws in effect on the later of the date of this Agreement and the date such Bank (or Transferee) becomes a Bank (or Transferee, as the case may be), but not excluding, with respect to such Bank (or Transferee), any increase in such Amounts solely as a result of any change in such laws occurring after such later date or any Amounts that would not have been imposed but for actions (other than actions contemplated by this Agreement) taken by the Borrower after such later date (all such nonexcluded taxes, levies, imposts, deductions, charges, withholdings and liabilities being hereinafter referred to as "Taxes"). If the Borrower or any Guarantor shall be required by law to deduct any Taxes from or in respect of any sum payable hereunder to the Banks (or any Transferee) or the Agent, (i) the sum payable shall be increased by the amount necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) such Bank (or Transferee) or the Agent (as the case may be) shall receive an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions and (iii) the Borrower shall pay the full amount deducted to the relevant taxing authority or other Governmental Authority in accordance with applicable law.

(2) In addition, the Borrower agrees to pay any current or future stamp or documentary taxes or any other excise or property taxes, charges, assessments or similar levies that arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement or any other Loan Document (hereinafter referred to as "Other Taxes").

(3) The Borrower will indemnify each Bank (or Transferee) and the Agent for the full amount of Taxes and Other Taxes paid by such Bank (or Transferee) or the Agent, as the case may be, and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto, whether or not such Taxes or Other Taxes were correctly or legally asserted by the relevant taxing authority or other Governmental Authority. Such indemnification shall be made within 30 days after the date any Bank (or Transferee) or the Agent, as the case may be, makes written demand therefor. If a Bank (or Transferee) or the Agent shall become aware that it is entitled to receive a refund in respect of Taxes or Other Taxes as to which it has been indemnified by the Borrower pursuant to this Section, it shall promptly notify the Borrower of the availability of such refund and shall, within 30 days after receipt of a request by the Borrower, apply for such refund at the Borrower's expense. If any Bank (or Transferee) or the Agent receives a refund in respect of any Taxes or Other Taxes as to which it has been indemnified by the Borrower pursuant to this Section, it shall promptly notify the Borrower of such refund and shall, within 30 days after receipt of a request by the Borrower (or promptly upon receipt, if the Borrower has requested application for such refund pursuant hereto), repay such refund to the Borrower (to the extent of amounts that have been paid by the Borrower under this Section with respect to such refund plus interest that is received by the Bank (or Transferee) or the Agent as part of the refund), net of all out-of-pocket expenses of such Bank (or Transferee) or the Agent and without additional interest thereon; provided that the Borrower, upon the request of such Bank (or Transferee) or the Agent, agrees to return such refund (plus penalties, interest or other charges) to such Bank (or Transferee) or the Agent in the event such Bank (or Transferee) or the Agent is required to repay such refund. Nothing contained in this subsection (c) shall require any Bank (or Transferee) or the Agent to make available any of its tax returns (or any other information relating to its taxes that it deems to be confidential).

(4) Within 30 days after the date of any payment of Taxes or Other Taxes withheld by the Borrower in respect of any payment to any Bank (or Transferee) or the Agent, the Borrower will furnish to the Agent, at its address referred to on the signature pages hereof, the original or a certified copy of a receipt evidencing payment thereof.

(5) Without prejudice to the survival of any other agreement contained herein, the agreements and obligations contained in this Section shall survive the payment in full of the principal of and interest on all Loans made hereunder.

(1)


(6) Each Bank (or Transferee) that is organized under the laws of a jurisdiction outside the United States shall, if legally able to do so, prior to the immediately following due date of any payment by the Borrower hereunder, deliver to the Borrower such certificates, documents or other evidence, as required by the Code or Treasury Regulations issued pursuant thereto, including (A) Internal Revenue Service Form W-8 or W-9 and (B) Internal Revenue Service Form 1001 or Form 4224 and any other certificate or statement of exemption required by Treasury Regulation Section 1.1441-1, 1.1441-4 or 1.1441-6(c) or any subsequent version thereof or successors thereto, properly completed and duly executed by such Bank (or Transferee) establishing that such payment is (i) not subject to United States Federal withholding tax under the Code because such payment is effectively connected with the conduct by such Bank (or Transferee) of a trade or business in the United States or (ii) totally exempt from United States Federal withholding tax or subject to a reduced rate of such tax under a provision of an applicable tax treaty. Unless the Borrower and the Agent have received forms or other documents satisfactory to them indicating that such payments hereunder are not subject to United States Federal withholding tax or are subject to such tax at a rate reduced by an applicable tax treaty, the Borrower or the Agent shall withhold taxes from such payments at the applicable statutory rate.

(7) The Borrower shall not be required to pay any additional amounts to any Bank (or Transferee) in respect of United States Federal withholding tax pursuant to subsection (a) above if the obligation to pay such additional amounts would not have arisen but for a failure by such Bank (or Transferee) to comply with the provisions of subsection (f) above.

(8) Any Bank (or Transferee) claiming any additional amounts payable pursuant to this Section 2.17 shall use reasonable efforts (consistent with legal and regulatory restrictions) to file any certificate or document requested by the Borrower or to change the jurisdiction of its applicable lending office if the making of such a filing or change would avoid the need for or reduce the amount of any such additional amounts that may thereafter accrue and would not, in the sole reasonable determination of such Bank (or Transferee), be otherwise materially disadvantageous to such Bank (or Transferee).

SECTION 3.18 Certain Fees. The Borrower shall pay to the Agent, for the respective accounts of the Agent and the Banks, the fees set forth in that certain letter dated June 4, 1999 among the Agent, Chase Securities Inc. and the Borrower.

SECTION 1.1

SECTION 3.19 Commitment Fee. The Borrower shall pay to the Agent on behalf of the Banks (as applicable) a commitment fee (the "Commitment Fee") for the period commencing on the date the Commitment Letter is executed to the Termination Date or the earlier date of termination of any of the Commitments, computed (on the basis of the actual number of days elapsed over a year of 360 days) at the rate of one-half of one percent (1/2%) per annum on the average daily Unused Total Tranche A Commitment, Unused Total Tranche B Commitment or Unused Total Tranche C Commitment (as applicable). Such Commitment Fee, to the extent then accrued, shall be payable (x) monthly, in arrears, on the last calendar day of each month, (y) on the Termination Date and (z) as provided in Section 2.09 hereof, upon any reduction or termination in whole or in part of any of the Commitments.

SECTION 3.20 Letter of Credit Fees. The Borrower shall pay with respect to each Letter of Credit (i) to the Agent on behalf of the Tranche A Banks and Tranche C Banks (as applicable) a fee calculated (on the basis of the actual number of days elapsed over a year of 360 days) at the rate of (x) two and three-quarter percent (2-3/4%) per annum on the daily average Tranche A Letter of Credit Outstandings and Tranche C Letter of Credit Outstandings and (ii) to the Fronting Bank such Fronting Bank's customary fees for issuance, amendments and processing referred to in Section 2.02. In addition, the Borrower agrees to pay each Fronting Bank for its account a fronting fee in respect of each Letter of Credit issued by such Fronting Bank, for the period from and including the date of issuance of such Letter of Credit to and including the date of termination of such Letter of Credit, computed at a rate, and payable at times, to be determined by such Fronting Bank, the Borrower and the Agent. Accrued fees described in clause (i) of the first sentence of this paragraph in respect of each Letter of Credit shall be due and payable monthly in arrears on the last calendar day of each month and on the Termination Date, or such earlier date as the Total Tranche A Commitment or Total Tranche C Commitment is terminated. Accrued fees described in clause (ii) of the first sentence of this paragraph in respect of each Letter of Credit shall be payable at times to be determined by the Fronting Bank, the Borrower and the Agent.

SECTION 3.21 Nature of Fees. All Fees shall be paid on the dates due, in immediately available funds, to the Agent for the respective accounts of the Agent and the Banks, as provided herein and in the letter described in Section
2.18. Once paid, none of the Fees shall be refundable under any circumstances.

SECTION 1.1

SECTION 3.22 Priority and Liens. The Borrower and each of the Guarantors hereby covenants, represents and warrants that, upon entry of the Interim Order (i) pursuant to Section 364(c)(1) of the Bankruptcy Code, the Obligations of the Borrower and the Guarantors hereunder and under the Loan Documents and in respect of Indebtedness permitted by Section 6.03(vi) and Indebtedness permitted by Section 6.03(ix) that is owed to Banks shall at all times constitute allowed administrative expense claims in the Cases having priority over all administrative expenses of the kind specified in Sections 503(b) or 507(b) of the Bankruptcy Code, (ii) pursuant to Section 364(c)(2) of the Bankruptcy Code, the Obligations of the Borrower and the Guarantors hereunder and under the Loan Documents and in respect of Indebtedness permitted by Section 6.03(vi) and Indebtedness permitted by Section 6.03(ix) that is owed to Banks shall at all times be secured by (A) a pledge of the capital stock of the direct wholly-owned Subsidiaries of the Borrower and the Guarantors (limited, in the case of foreign subsidiaries, to 65% of the outstanding shares thereof or other ownership interests therein) and (B) a perfected first priority Lien on all cash maintained in the Letter of Credit Account and any direct investments of the funds contained therein, subject only to (x) in the event of the occurrence and during the continuance of an Event of Default or an event that would constitute an Event of Default with the giving of notice or lapse of time or both, and after the occurrence of the Termination Date, the payment of allowed and unpaid professional fees and disbursements incurred by the Borrower, the Guarantors and any statutory committees appointed in the Cases in an aggregate amount not in excess of $5,000,000 and (y) the payment of unpaid fees pursuant to 28 U.S.C. ss. 1930 (collectively, the "Carve-Out"), provided that following the Termination Date amounts in the Letter of Credit Account shall not be subject to the Carve-Out. The Banks agree that so long as no Event of Default or event which with the giving of notice or lapse of time or both would constitute an Event of Default shall have occurred, the Borrower and the Guarantors shall be permitted to pay compensation and reimbursement of expenses allowed and payable under 11 U.S.C. ss. 330 and 11 U.S.C. ss. 331, as the same may be due and payable, and the same shall not reduce the Carve-Out.

SECTION 3.23 Right of Set-Off. Subject to the provisions of Section 7.01, upon the occurrence and during the continuance of any Event of Default, the Agent and each Bank is hereby authorized at any time and from time to time, to the fullest extent permitted by law and without further order of or application to the Bankruptcy Court, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Agent and each such Bank to or for the credit or the account of the Borrower or any Guarantor against any and all of the obligations of such Borrower or Guarantor now or hereafter existing under the Loan Documents, irrespective of whether or not such Bank shall have made any demand under any Loan Document and although such obligations may be unmatured. Each Bank and the Agent agrees promptly to notify the Borrower and Guarantors after any such set-off and application made by such Bank or by the Agent, as the case may be, provided that the failure to give such notice shall not affect the validity of such set-off and application. The rights of each Bank and the Agent under this Section are in addition to other rights and remedies which such Bank and the Agent may have upon the occurrence and during the continuance of any Event of Default.

SECTION 3.24 Security Interest in Letter of Credit Account. Pursuant to Section 364(c)(2) of the Bankruptcy Code, the Borrower and the Guarantors hereby assign and pledge to the Agent, for its benefit and for the ratable benefit of the Banks, and hereby grant to the Agent, for its benefit and for the ratable benefit of the Banks, a first priority security interest, senior to all other Liens, if any, in all of the Borrower's and the Guarantors' right, title and interest in and to the Letter of Credit Account and any direct investment of the funds contained therein.

SECTION 3.25 Payment of Obligations. Subject to the provisions of Section 7.01, upon the maturity (whether by acceleration or otherwise) of any of the Obligations under this Agreement or any of the other Loan Documents of the Borrower and the Guarantors, the Banks shall be entitled to immediate payment of such Obligations without further application to or order of the Bankruptcy Court.

SECTION 1.1


SECTION 3.26 No Discharge; Survival of Claims. Each of the Borrower and the Guarantors agrees that (i) its obligations hereunder shall not be discharged by the entry of an order confirming a Plan of Reorganization (and each of the Borrower and the Guarantors, pursuant to Section 1141(d)(4) of the Bankruptcy Code, hereby waives any such discharge) and (ii) the Superpriority Claim granted to the Agent and the Banks pursuant to the Order and described in Section 2.22 and the Liens granted to the Agent pursuant to the Order and described in Sections 2.22 and 2.24 shall not be affected in any manner by the entry of an order confirming a Plan of Reorganization.

SECTION 4.         REPRESENTATIONS AND WARRANTIES

                  In order to induce the Banks to make Loans and issue and/or participate in Letters of Credit hereunder, the Borrower and each of the Guarantors jointly and severally represent and warrant as follows:

SECTION 4.1 Organization and Authority.  Each of the Borrower and the Guarantors
(i) is a corporation duly organized and validly existing under the laws of the State of its incorporation and is duly qualified as a foreign corporation and is in good standing in each jurisdiction in which the failure to so qualify would have a material adverse effect on the financial condition, operations, business, properties or assets of the Borrower and the Guarantors taken as a whole; (ii) has the requisite corporate power and authority to effect the transactions contemplated hereby, and by the other Loan Documents to which it is a party, and
(iii) has all requisite corporate power and authority and the legal right to own, pledge, mortgage and operate its properties, and to conduct its business as now or currently proposed to be conducted.

SECTION 4.2 Due Execution. The execution, delivery and performance by each of the Borrower and the Guarantors of each of the Loan Documents to which it is a party (i) are within the respective corporate powers of each of the Borrower and the Guarantors, have been duly authorized by all necessary corporate action including the consent of shareholders where required, and do not (A) contravene the charter or by-laws of any of the Borrower or the Guarantors, (B) violate any law (including, without limitation, the Securities Exchange Act of 1934) or regulation (including, without limitation, Regulations T, U or X of the Board of Governors of the Federal Reserve System), or any order or decree of any court or governmental instrumentality, (C) conflict with or result in a breach of, or constitute a default under, any material indenture, mortgage or deed of trust entered into after the Filing Date or any material lease, agreement or other instrument entered into after the Filing Date binding on the Borrower or the Guarantors or any of their properties, or (D) result in or require the creation or imposition of any Lien upon any of the property of any of the Borrower or the Guarantors other than the Liens granted pursuant to this Agreement; and do not require the consent, authorization by or approval of or notice to or filing or registration with any Governmental Authority other than the entry of the Orders. This Agreement has been duly executed and delivered by each of the Borrower and the Guarantors. This Agreement is, and each of the other Loan Documents to which the Borrower and each of the Guarantors is or will be a party, when delivered hereunder or thereunder, will be, a legal, valid and binding obligation of the Borrower and each Guarantor, as the case may be, enforceable against the Borrower and the Guarantors, as the case may be, in accordance with its terms and the terms of the Orders.

SECTION 1.1

SECTION 4.3 Statements Made. The information that has been delivered in writing by the Borrower or any of the Guarantors to the Agent or to the Bankruptcy Court in connection with any Loan Document, and any financial statement delivered pursuant hereto or thereto (other than to the extent that any such statements constitute projections), taken as a whole and in light of the circumstances in which made, contains no untrue statement of a material fact and does not omit to state a material fact necessary to make such statements not misleading; and, to the extent that any such information constitutes projections, such projections were prepared in good faith on the basis of assumptions, methods, data, tests and information believed by the Borrower or such Guarantor to be reasonable at the time such projections were furnished.

SECTION 4.4 Financial Statements. The Borrower has furnished the Banks with copies of (i) the audited consolidated financial statement and schedules of the Borrower for the fiscal year ended October 31, 1998 and (ii) the unaudited consolidated financial statement and schedules of the Borrower for the fiscal quarter ended January 31, 1999. Such financial statements present fairly the financial condition and results of operations of the Borrower and the Guarantors on a consolidated basis as of such dates and for such periods; such balance sheets and the notes thereto disclose all liabilities, direct or contingent, of the Borrower and the Guarantors as of the dates thereof required to be disclosed by GAAP and such financial statements were prepared in a manner consistent with GAAP, subject (in the case of such fiscal quarter statement) to normal year end adjustments. No material adverse change in the operations, business, properties, assets, prospects or condition (financial or otherwise) of the Borrower and the Guarantors, taken as a whole, has occurred from that set forth in the Borrower's consolidated financial statements for the fiscal quarter ended January 31, 1999 other than as disclosed in the Borrower's June 1, 1999 press release and those which customarily occur and as a result of events leading up to and following the commencement of a proceeding under Chapter 11 of the Bankruptcy Code and (y) the commencement of the Cases.

SECTION 4.5 Ownership. Each of the Persons listed on Schedule 3.05 is a wholly-owned (except as described on Schedule 3.05), direct or indirect Subsidiary of the Borrower, and the Borrower owns no other Subsidiaries, whether directly or indirectly, other than as set forth on Schedule 3.05.

SECTION 4.6 Liens.  Except for Liens existing on the Filing Date as reflected on
Schedule 3.06, there are no Liens of any nature whatsoever on any assets of the Borrower or any of the Guarantors other than: (i) Permitted Liens and (ii) Liens in favor of the Agent and the Banks. Neither the Borrower nor the Guarantors are parties to any contract, agreement, lease or instrument the performance of which, either unconditionally or upon the happening of an event, will result in or require the creation of a Lien on any assets of the Borrower or any Guarantor or otherwise result in a violation of this Agreement other than Permitted Liens and the Liens granted to the Agent and the Banks as provided for in this Agreement.

SECTION 4.7       Compliance with Law.

SECTION 1.1

(1) (i) The operations of the Borrower and the Guarantors comply in all material respects with all applicable environmental, health and safety statutes and regulations, including, without limitation, regulations promulgated under the Resource Conservation and Recovery Act (42 U.S.C. ss.ss. 6901 et seq.); (ii) to the Borrower's and each of the Guarantor's knowledge, none of the operations of the Borrower or the Guarantors is the subject of any Federal or state investigation evaluating whether any remedial action involving a material expenditure by the Borrower or any Guarantor is needed to respond to a release of any Hazardous Waste or Hazardous Substance (as such terms are defined in any applicable state or Federal environmental law or regulations) into the environment; and (iii) to the Borrower's and each of the Guarantor's knowledge, the Borrower and the Guarantors do not have any material contingent liability in connection with any release of any Hazardous Waste or Hazardous Substance into the environment.

(2) Neither the Borrower nor any Guarantor is, to the best of its knowledge, in violation of any law, rule or regulation, or in default with respect to any judgment, writ, injunction or decree of any Governmental Authority the violation of which, or a default with respect to which, would have a material adverse effect on the financial condition, operations, business, properties or assets of the Borrower and the Guarantors taken as a whole.

SECTION 4.8 Insurance. All policies of insurance of any kind or nature owned by or issued to the Borrower and the Guarantors, including, without limitation, policies of life, fire, theft, product liability, public liability, property damage, other casualty, employee fidelity, workers' compensation, employee health and welfare, title, property and liability insurance, are in full force and effect and are of a nature and provide such coverage as is sufficient and as is customarily carried by companies of the size and character of the Borrower and the Guarantors.

SECTION 4.9 The Orders. On the date of the making of the initial Loans or the issuance of the initial Letters of Credit hereunder, whichever first occurs, the Interim Order will have been entered and will not have been stayed, amended, vacated, reversed or rescinded. On the date of the making of any Loan or the issuance of any Letter of Credit, the Interim Order or the Final Order, as the case may be, shall have been entered and shall not have been amended, stayed, vacated or rescinded. Upon the maturity (whether by the acceleration or otherwise) of any of the obligations of the Borrower and the Guarantors hereunder and under the other Loan Documents, the Banks shall, subject to the provisions of Section 7.01, be entitled to immediate payment of such obligations, and to enforce the remedies provided for hereunder, without further application to or order by the Bankruptcy Court.

SECTION 4.10 Use of Proceeds. The proceeds of the Loans shall be used for working capital and general corporate purposes of the Borrower and the Guarantors.

SECTION 1.1

SECTION 4.11 Litigation. Except as set forth on Schedule 3.11, there are no unstayed actions, suits or proceedings pending or, to the knowledge of the Borrower or the Guarantors, threatened against or affecting the Borrower or the Guarantors or any of their respective properties, before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which is reasonably likely to be determined adversely to the Borrower or the Guarantors and, if so determined adversely to the Borrower or the Guarantors would have a material adverse effect on the financial condition, business, properties, prospects, operations or assets of the Borrower and the Guarantors, taken as a whole.

SECTION 4.12 Year 2000. The cost to the Borrower and its Subsidiaries of any reprogramming required to permit the proper functioning, in and following the year 2000, of (i) the computer systems of the Borrower and its Subsidiaries and
(ii) equipment containing embedded microchips (including systems and equipment supplied by others or with which the Borrower's systems interface) and the testing of all such systems and equipment, as so reprogrammed and of the reasonably foreseeable consequences of year 2000 to the Borrower and its Subsidiaries (including, without limitation, reprogramming errors and the failure of others' systems or equipment) would not reasonably be expected to result in an Event of Default or event, which with the giving of notice or the passage of time or both would constitute an Event of Default or have a material adverse effect on the operations, business, properties or condition (financial or otherwise) of the Borrower and its Subsidiaries, taken as a whole. To the knowledge of the Borrower, except for such of the reprogramming referred to in the preceding sentence as may be necessary, the computer and management information systems of the Borrower and its Subsidiaries are and, with ordinary course upgrading and maintenance and planned systems conversions and/or upgrades, will continue to be, sufficient to permit the Borrower to conduct its businesses without material adverse effect on the operations, business, properties or condition (financial or otherwise) of the Borrower and its Subsidiaries, taken as a whole.

SECTION 5.         CONDITIONS OF LENDING

SECTION 5.1 Conditions Precedent to Initial Revolving Loans and Initial Tranche A Letters of Credit. The obligation of the Banks to make the initial Revolving Loans or the Fronting Bank to issue the initial Letter of Credit, whichever may occur first, is subject to the following conditions precedent:

(1)      Supporting Documents.  The Agent shall have received for the Borrower
               (and to the extent available the Guarantors):
-----------------------------

(1)      a copy of such entity's certificate of incorporation,  as amended, certified as of a recent date by the Secretary of State of the state of its incorporation;

(2) a certificate of such Secretary of State, dated as of a recent date, as to the good standing of and payment of taxes by that entity and as to the charter documents on file in the office of such Secretary of State; and

(1)


(3) a certificate of the Secretary or an Assistant Secretary of that entity dated the date of the initial Loans or the initial Letter of Credit hereunder, whichever first occurs, and certifying (A) that attached thereto is a true and complete copy of the by-laws of that entity as in effect on the date of such certification, (B) that attached thereto is a true and complete copy of resolutions adopted by the Board of Directors of that entity authorizing the Borrowings and Letter of Credit extensions hereunder, the execution, delivery and performance in accordance with their respective terms of this Agreement, the Loan Documents and any other documents required or contemplated hereunder or thereunder and the granting of the security interest in the Letter of Credit Account and other Liens contemplated hereby, (C) that the certificate of incorporation of that entity has not been amended since the date of the last amendment thereto indicated on the certificate of the Secretary of State furnished pursuant to clause (i) above and (D) as to the incumbency and specimen signature of each officer of that entity executing this Agreement and the Loan Documents or any other document delivered by it in connection herewith or therewith (such certificate to contain a certification by another officer of that entity as to the incumbency and signature of the officer signing the certificate referred to in this clause (iii)).

(2) Interim Order. At the time of the making of the initial Revolving Loans or at the time of the issuance of the initial Tranche A Letters of Credit, whichever first occurs, the Agent and the Banks shall have received a certified copy of an order of the Bankruptcy Court in substantially the form of Exhibit A-1 (the "Interim Order") approving the Loan Documents and granting the Superpriority Claim status and Liens described in Section 2.22 which (i) shall have been entered upon an application or motion of the Borrower reasonably satisfactory in form and substance to the Agent, on such prior notice to such parties as may in each case be reasonably satisfactory to the Agent, (ii) authorize extensions of credit in an aggregate amount of up to $235,000,000, (iii) approve the payment by the Borrower of all of the Fees set forth in Section 2.18, (iv) shall be in full force and effect and (v) shall not have been stayed, reversed, modified or amended in any respect without the prior written consent of the Agent and the Required Banks and, if the Interim Order is the subject of a pending appeal in any respect, neither the making of such Loans nor the issuance of such Letter of Credit nor the performance by the Borrower or any of the Guarantors of any of their respective obligations hereunder or under the Loan Documents or under any other instrument or agreement referred to herein shall be the subject of a presently effective stay pending appeal.

(3) Pledge Agreement. The Borrower and each of the Guarantors shall have executed and delivered to the Agent a Pledge Agreement in substantially the form of Exhibit B (the "Pledge Agreement").

(4) First Day Orders. All of the "first day orders" entered by the Bankruptcy Court at the time of the commencement of the Cases shall be reasonably satisfactory in form and substance to the Agent.

(1)


(5) Opinion of Counsel. The Agent and the Banks shall have received the favorable written opinion of counsel to the Borrower and the Guarantors reasonably acceptable to the Agent, dated the date of the initial Loans or the issuance of the initial Letter of Credit, whichever first occurs, substantially in the form of Exhibit C.

(6) Budget. The Agent shall have received from the Borrower a budget detailing the Borrower's anticipated cash receipts and disbursements for the period through the Maturity Date and setting forth the anticipated uses of the Commitment that is satisfactory in form and substance to the Agent (the "Budget").

(7) Payment of Fees. The Borrower shall have paid to the Agent the then unpaid balance of all accrued and unpaid Fees due under and pursuant to this Agreement and the letter referred to in Section 2.18.

(8) Corporate and Judicial Proceedings. All corporate and judicial proceedings and all instruments and agreements in connection with the transactions among the Borrower, the Guarantors, the Agent and the Banks contemplated by this Agreement shall be reasonably satisfactory in form and substance to the Agent, and the Agent shall have received all information and copies of all documents and papers, including records of corporate and judicial proceedings, which the Agent may have reasonably requested in connection therewith, such documents and papers where appropriate to be certified by proper corporate, governmental or judicial authorities.

(9) Information. The Agent shall have received such information (financial or otherwise) as may be reasonably requested by the Agent and shall have discussed the Borrower's business plan heretofore delivered to the Agent with the Borrower's management and shall be satisfied with the nature and substance of such discussions.

(10) Compliance with Laws. The Borrower and the Guarantors shall have granted the Agent access to and the right to inspect all reports, audits and other internal information of the Borrower and the Guarantors relating to environmental matters, and any third party verification of certain matters relating to compliance with environmental laws and regulations requested by the Agent, and the Agent shall be reasonably satisfied that the Borrower and the
         Guarantors are in compliance in all material respects with all applicable environmental laws and regulations and be satisfied with the costs of maintaining such compliance.

(11) UCC Searches. The Agent shall have received UCC searches conducted in the jurisdictions in which the Borrower and the Guarantors conduct business (dated as of a date reasonably satisfactory to the Agent), reflecting the absence of Liens and encumbrances on the assets of the Borrower and the Guarantors other than such Liens as may be satisfactory to the Agent.

(12)     Closing  Documents.  The Agent shall have received all documents required by this Agreement  reasonably  satisfactory in form
---------------------------
         and substance to the Agent.

(1)


SECTION 5.2 Conditions Precedent to Each Loan and Each Letter of Credit. The obligation of the Banks to make each Loan (including the Term Loans) and of the Fronting Bank to issue each Letter of Credit, including the initial Revolving Loan and the initial Letter of Credit, is subject to the following conditions precedent:

(1) Notice. The Agent shall have received a notice with respect to such borrowing or issuance, as the case may be, as required
---------------
         by Section 2.

(2) Representations and Warranties. All representations and warranties contained in this Agreement and the other Loan Documents or otherwise made in writing in any report, certification or statement delivered pursuant hereto shall be true and correct in all material respects on and as of the date of each Borrowing or the issuance of each Letter of Credit hereunder with the same effect as if made on and as of such date except to the extent such representations and warranties expressly relate to an earlier date.

(3) No Default. On the date of each Borrowing hereunder or the issuance of each Letter of Credit, the Borrower and Guarantors shall be in compliance with all of the terms and provisions set forth herein to be observed or performed and no Event of Default or event which upon notice or lapse of time or both would constitute an Event of Default shall have occurred and be continuing.

(4) Orders. The Interim Order shall be in full force and effect and shall not have been stayed, reversed, modified or amended in any respect without the prior written consent of the Agent and the Required Banks, provided, that at the time of the making of any Loan (including the Term Loans) or the issuance of any Letter of Credit, the aggregate amount of either of which, when added to the sum of the principal amount of all Loans then outstanding and the Letter of Credit Outstandings, would exceed $235,000,000 or, if less, the amount thereof which was authorized by the Bankruptcy Court in the Interim Order (collectively, the "Additional Credit"), the Agent and each of the Banks shall have received a certified copy of an order of the Bankruptcy Court in substantially the form of Exhibit A-2 (the "Final Order"), which, in any event, shall have been entered by the Bankruptcy Court no later than 30 days after the entry of the Interim Order, and at the time of the extension of any Additional Credit the Final Order shall be in full force and effect, and shall not have been stayed, reversed, modified or amended in any respect without the prior written consent of the Agent and the Required Banks; and if either the Interim Order or the Final Order is the subject of a pending appeal in any respect, neither the making of the Loans nor the issuance of any Letter of Credit nor the performance by the Borrower or any Guarantor of any of their respective obligations under any of the Loan Documents shall be the subject of a presently effective stay pending appeal.

(5) Usage. The use of such extension of credit shall be substantially consistent with the Budget, as updated from time to time.
               --------------

(1)

(6) Payment of Fees. The Borrower shall have paid to the Agent the then unpaid balance of all accrued and unpaid Fees then payable under and pursuant to this Agreement and the letter referred to in Section 2.18.

The request by the Borrower for, and the acceptance by the Borrower of, each extension of credit hereunder shall be deemed to be a representation and warranty by the Borrower that the conditions specified in this Section have been satisfied or waived at that time.

SECTION 6.        AFFIRMATIVE COVENANTS

                  From the date hereof and for so long as any Loan shall remain outstanding, any Commitment shall be in effect or any Letter of Credit shall remain outstanding (in a face amount in excess of the amount of cash then held in the Letter of Credit Account, or the face amount of back-to-back letters of credit delivered, in each case pursuant to Section 2.02(c)), or any amount shall remain outstanding or unpaid under this Agreement, the Borrower and each of the Guarantors agree that, unless the Required Banks shall otherwise consent in writing, the Borrower and each of the Guarantors will:

SECTION 6.1 Financial Statements, Reports, etc. In the case of the Borrower and the Guarantors, deliver to the Agent and each of the Banks:

(1) within 90 days after the end of each fiscal year, the Borrower's consolidated and consolidating (for the Borrower's surface mining equipment, underground mining equipment and pulp and papermaking machinery businesses) balance sheet and related statement of income and cash flows, showing the financial condition of the Borrower and its consolidated Subsidiaries on a consolidated basis as of the close of such fiscal year and the results of their respective operations during such year, the consolidated statement of the Borrower to be audited for the Borrower and its consolidated Subsidiaries by independent public accountants of recognized national standing acceptable to the Required Banks and accompanied by an opinion of such accountants (which shall not be qualified in any material respect other than with respect to the Cases), and the consolidating statement to be prepared using the same procedures applied in the preparation of the consolidated statement, and to be certified by a Financial Officer of the Borrower to the effect that such consolidated financial statements fairly present the financial condition and results of operations of the Borrower and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied;

(1)

(2) within 45 days after the end of each of the first three fiscal quarters and within 90 days after the end of the fourth fiscal quarter of each fiscal year, the Borrower's consolidated and consolidating (for the Borrower's surface mining equipment, underground mining equipment and pulp and papermaking machinery businesses) balance sheets and related statements of income and cash flows, showing the financial condition of the Borrower and its consolidated Subsidiaries on a consolidated basis as of the close of such fiscal quarter and the results of their operations during such fiscal quarter and the then elapsed portion of the fiscal year, each certified by a Financial Officer as fairly presenting the financial condition and results of operations of the Borrower and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied, subject to normal year-end audit adjustments;

(3) concurrently with any delivery of financial statements under (a) or (b) above, (i) a certificate of the Financial Officer who certified such statements (A) certifying that no Event of Default or event which upon notice or lapse of time or both would constitute an Event of Default has occurred, or, if such an Event of Default or event has occurred, specifying the nature and extent thereof and any corrective action taken or proposed to be taken with respect thereto and (B) setting forth computations in reasonable detail satisfactory to the Agent demonstrating compliance with the provisions of Sections 6.03, 6.04,
         6.05 and 6.11 and (ii) a certificate (which certificate may be limited to accounting matters and disclaim responsibility for legal interpretations) of such accountants accompanying the audited consolidated financial statements delivered under (a) above certifying that, in the course of the regular audit of the business of the Borrower and its consolidated Subsidiaries, such accountants have obtained no knowledge that an Event of Default has occurred and is continuing, or if, in the opinion of such accountants, an Event of Default has occurred and is continuing, specifying the nature thereof and all relevant facts with respect thereto;

(4) within 30 days after the end of each month, the unaudited monthly cash flow reports of the Borrower and its consolidated Subsidiaries on a consolidated basis and as of the close of such fiscal month and the results of their operations during such fiscal period and the then elapsed portion of the fiscal year, all certified by a Financial Officer as fairly presenting the results of operations of the Borrower and its consolidated Subsidiaries on a consolidated basis, subject to normal year-end audit adjustments;

(5) concurrently with any delivery of financial statements under (b) above, monthly financial projections for the following six fiscal month period;

(6)      as soon as  possible,  and in any event  within 30 days of the  Closing
         Date, a consolidated pro forma statement of the Borrower's and the Subsidiaries' financial condition as of the Filing Date;

(7) within 30 days from the end of each of the first three fiscal quarters of each fiscal year of the Borrower, and within 45 days from the end of the last fiscal quarter of each fiscal year of the Borrower (or, if earlier, upon the approval thereof by the Borrower's Board of Directors), an update of the Budget satisfactory in form and substance to the financial advisor to the Banks;

(1)

(8) promptly after the same become publicly available, copies of all periodic and other reports, proxy statements and other materials filed by it with the Securities and Exchange Commission, or any governmental authority succeeding to any of or all the functions of said commission, or with any national securities exchange, as the case may be;

(9) as soon as available and in any event (A) within 30 days after the Borrower or any of its ERISA Affiliates knows or has reason to know that any Termination Event described in clause (i) of the definition of Termination Event with respect to any Single Employer Plan of the Borrower or such ERISA Affiliate has occurred and (B) within 10 days after the Borrower or any of its ERISA Affiliates knows or has reason to know that any other Termination Event with respect to any such Plan has occurred, a statement of a Financial Officer of the Borrower describing such Termination Event and the action, if any, which the Borrower or such ERISA Affiliate proposes to take with respect thereto;

(10) promptly and in any event within 10 days after receipt thereof by the Borrower or any of its ERISA Affiliates from the PBGC copies of each notice received by the Borrower or any such ERISA Affiliate of the PBGC's intention to terminate any Single Employer Plan of the Borrower or such ERISA Affiliate or to have a trustee appointed to administer any such Plan;

(11) promptly and in any event within 30 days after the filing thereof with the Internal Revenue Service, copies of each Schedule B (Actuarial Information) to the annual report (Form 5500 Series) with respect to each Single Employer Plan of the Borrower or any of its ERISA Affiliates;

(12) within 10 days after notice is given or required to be given to the PBGC under Section 302(f)(4)(A) of ERISA of the failure of the Borrower or any of its ERISA Affiliates to make timely payments to a Plan, a copy of any such notice filed and a statement of a Financial Officer of the Borrower setting forth (A) sufficient information necessary to determine the amount of the lien under Section 302(f)(3), (B) the reason for the failure to make the required payments and (C) the action, if any, which the Borrower or any of its ERISA Affiliates proposed to take with respect thereto;

(13) promptly and in any event within 10 days after receipt thereof by the Borrower or any ERISA Affiliate from a Multiemployer Plan sponsor, a copy of each notice received by the Borrower or any ERISA Affiliate concerning (A) the imposition of Withdrawal Liability by a Multiemployer Plan, (B) the determination that a Multiemployer Plan is, or is expected to be, in reorganization within the meaning of Title IV of ERISA, (C) the termination of a Multiemployer Plan within the meaning of Title IV of ERISA, or (D) the amount of liability incurred, or which may be incurred, by the Borrower or any ERISA Affiliate in connection with any event described in clause (A), (B) or (C) above;

(1)

(14) promptly, from time to time, such other information regarding the operations, business affairs and financial condition of the Borrower or any Guarantor, or compliance with the terms of any material loan or financing agreements as the Agent or any Bank may reasonably request; and

(15) furnish to the Agent and its counsel promptly after the same is available, copies of all pleadings, motions, applications, judicial information, financial information and other documents filed by or on behalf of the Borrower or any of the Guarantors with the Bankruptcy Court in the Cases, or distributed by or on behalf of the Borrower or any of the Guarantors to any official committee appointed in the Cases.

SECTION 6.2 Corporate Existence. Do or cause to be done and cause each of the Guarantors to do or cause to be done all things necessary to preserve, renew and keep in full force and effect its corporate existence, material rights, licenses, permits and franchises and comply in all material respects with all laws and regulations applicable to it.

SECTION 6.3 Insurance. (a) Keep its insurable properties insured at all times, against such risks, including fire and other risks insured against by extended coverage, as is customary with companies of established repute engaged in the same or similar businesses operating in the same or similar locations; and maintain in full force and effect public liability insurance against claims for personal injury or death or property damage occurring upon, in, about or in connection with the use of any properties owned, occupied or controlled by the Borrower or any Guarantor, as the case may be, in such amounts and with such deductibles as are customary with companies of established repute engaged in the same or similar businesses operating in the same or similar locations; and (b) maintain such other insurance or self insurance consistent with past practice as may be required by law.

SECTION 6.4 Obligations and Taxes. With respect to the Borrower and each Guarantor, pay all its material obligations arising after the Filing Date promptly and in accordance with their terms and pay and discharge promptly all material taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or in respect of its property arising after the Filing Date, before the same shall become in default, as well as all material lawful claims for labor, materials and supplies or otherwise arising after the Filing Date which, if unpaid, might become a Lien or charge upon such properties or any part thereof; provided, however, that the Borrower and each Guarantor shall not be required to pay and discharge or to cause to be paid and discharged any such tax, assessment, charge, levy or claim so long as the validity or amount thereof shall be contested in good faith by appropriate proceedings (if the Borrower and the Guarantors shall have set aside on their books adequate reserves therefor).

SECTION 6.5 Notice of Event of Default, etc. Promptly give to the Agent notice in writing of any Event of Default or the occurrence of any event or circumstance which with the passage of time or giving of notice or both would constitute an Event of Default.

SECTION 1.1

SECTION 6.6 Access to Books, Records and Properties. Maintain or cause to be maintained at all times true and complete books and records of the financial operations of the Borrower and its Subsidiaries; and provide the Agent and its representatives access to all such books and records during regular business hours, in order that the Agent may examine and make abstracts from such books, accounts, records and other papers for the purpose of verifying the accuracy of the various reports delivered by the Borrower or the Guarantors to the Agent or the Banks pursuant to this Agreement or for otherwise ascertaining compliance with this Agreement; and at any reasonable time and from time to time during regular business hours, upon reasonable notice, permit the Agent and any agents or representatives (including, without limitation, appraisers) thereof to visit the assets and properties of the Borrower and the Guarantors.

SECTION 6.7 Business Plan. As soon as practicable, and in any event within 90 days of the Filing Date, furnish to the Agent the Borrower's business plan for the period through the Maturity Date which shall be satisfactory in form and substance to the Agent, and make its senior officers available to discuss the same with the Agent upon the Agent's reasonable request.

SECTION 6.8 Maintenance of Concentration Account. The Borrower and the Guarantors shall, by no later than 30 days following the Closing Date, and at all times thereafter, maintain with the Agent an account or accounts to be used by the Borrower and the Guarantors as their principal concentration accounts for day-to-day operations conducted by the Borrower and the Guarantors.

SECTION 6.9 Audits. At any time upon the request of the Agent or the Required Banks through the Agent, permit the Agent or its professionals (including consultants, accountants and appraisers) retained by the Agent or its professionals to conduct evaluations and appraisals of such assets and properties of the Borrower and its Subsidiaries as the Agent or the Required Banks may require, and to pay the reasonable fees and expenses in connection therewith.

SECTION 7.        NEGATIVE COVENANTS

                  From the date hereof and for so long as any Loan shall remain outstanding, any Commitment shall be in effect or any Letter of Credit shall remain outstanding (in a face amount in excess of the amount of cash then held in the Letter of Credit Account, or the face amount of back-to-back letters of credit delivered, in each case pursuant to Section 2.02(c)) or any amount shall remain outstanding or unpaid under this Agreement, unless the Required Banks shall otherwise consent in writing, the Borrower and each of the Guarantors will not (and will not apply to the Bankruptcy Court for authority to) and shall not permit the Borrower's other Subsidiaries to:


SECTION 7.1 Liens. Incur, create, assume or suffer to exist any Lien on any asset of the Borrower or the Guarantors, now owned or hereafter acquired by the Borrower or any of such Guarantors, other than (i) Liens which were existing on the Filing Date as reflected on Schedule 3.06 hereto; (ii) Permitted Liens;
(iii) Liens in favor of the Agent and the Banks; (iv) Liens securing purchase money Indebtedness permitted by Section 6.03(iii); (v) Liens in favor of the Borrower on the assets of foreign Subsidiaries of the Borrower to secure inter-company loans by the Borrower that are used by a foreign Subsidiary to repay such foreign Subsidiary's indebtedness for borrowed money; and (vi) other Liens that are satisfactory to the Agent.

SECTION 7.2 Merger, etc. Consolidate or merge with or into another Person except as satisfactory to the Agent.
-----------------------------

SECTION 7.3 Indebtedness. Contract, create, incur, assume or suffer to exist any Indebtedness, or enter into any Hedge Agreement, except for (i) Indebtedness under this Agreement; (ii) Indebtedness incurred prior to the Filing Date (including existing Capitalized Leases); (iii) Indebtedness incurred subsequent to the Filing Date secured by purchase money Liens (exclusive of Capitalized Leases) in an aggregate amount not to exceed an amount satisfactory to the Agent; (iv) Capitalized Leases to the extent of Capital Expenditures permitted by Section 6.04; (v) Indebtedness arising from Investments among the Borrower and the Guarantors that are permitted hereunder; (vi) Indebtedness owed to Chase or any banking Affiliates in respect of any overdrafts and related liabilities arising from treasury, depository and cash management services or in connection with any automated clearing house transfers of funds; (vii) inter-company Indebtedness in existence on the Filing Date and set forth on Schedule 6.03(vii) hereto; (viii) additional loans and advances by the Borrower to foreign Subsidiaries in an aggregate amount not in excess of an amount satisfactory to the Agent at any one time outstanding, provided that (A) any such loans or advances that are used to repay a foreign Subsidiary's Indebtedness for borrowed money shall be secured by a Lien on such assets of such foreign Subsidiary as may be satisfactory to the Agent, (B) the Borrower shall use reasonable efforts to obtain collateral to secure such loans and advances that are used for other purposes, (C) all of such loans and advances shall be evidenced by promissory notes bearing interest rates, and payable on terms, that are satisfactory to the Agent, and providing that payments thereunder shall be made without setoff, counterclaim or deduction of any kind and (D) no such loans or advances may be made to any foreign Subsidiary that becomes the subject of a voluntary or involuntary bankruptcy or similar proceeding; (ix) Hedge Agreements that are entered into in the ordinary course of business consistent with past practices; and (x) other Indebtedness that is satisfactory to the Agent.

SECTION 7.4 Capital Expenditures. Make Capital Expenditures in an aggregate amount in excess of an amount satisfactory to the
---------------------------------------
Agent.

SECTION 7.5 EBITDA. Permit cumulative EBITDA for such periods as are satisfactory to the Agent to be less than such amounts as are satisfactory to the Agent.

SECTION 1.1

SECTION 7.6 Guarantees and Other Liabilities. Purchase or repurchase (or agree, contingently or otherwise, so to do) the Indebtedness of, or assume, guarantee (directly or indirectly or by an instrument having the effect of assuring another's payment or performance of any obligation or capability of so doing, or otherwise), endorse or otherwise become liable, directly or indirectly, in connection with the obligations, stock or dividends of any Person, except (i) for any guaranty of Indebtedness or other obligations of any Borrower or Guarantor if the Guarantor could have incurred such Indebtedness or obligations under this Agreement, (ii) by endorsement of negotiable instruments for deposit or collection in the ordinary course of business and (iii) as otherwise agreed in writing by the Agent.

SECTION 7.7 Chapter 11 Claims. Incur, create, assume, suffer to exist or permit any other Super-Priority Claim which is pari passu with or senior to the claims of the Agent and the Banks against the Borrower and the Guarantors hereunder, except for the Carve-Out.

SECTION 7.8 Dividends; Capital Stock. Declare or pay, directly or indirectly, any dividends or make any other distribution or payment, whether in cash, property, securities or a combination thereof, with respect to (whether by reduction of capital or otherwise) any shares of capital stock (or any options, warrants, rights or other equity securities or agreements relating to any capital stock), or set apart any sum for the aforesaid purposes, provided that any Subsidiary may pay dividends to the Borrower or to any other Subsidiary.

SECTION 7.9 Transactions with Affiliates. Sell or transfer any property or assets to, or otherwise engage in any other material transactions with, any of its Affiliates (other than the Borrower and the Guarantors), other than in the ordinary course of business at prices and on terms and conditions not less favorable to the Borrower or its Subsidiaries than could be obtained on an arm's-length basis from unrelated third parties and transactions among the Borrower and its Subsidiaries in the ordinary course of business and consistent with past practices, or as may be otherwise satisfactory to the Agent.

SECTION 7.10 Investments, Loans and Advances. Purchase, hold or acquire any capital stock, evidences of indebtedness or its other securities of, make or permit to exist any loans or advances to, or make or permit to exist any investment in, any other Person (all of the foregoing, "Investments"), except for (i) ownership by the Borrower or the Guarantors of the capital stock of each of the Subsidiaries listed on Schedule 3.05, (ii) Permitted Investments, (iii) advances and loans among the Borrower and the Guarantors in the ordinary course,
(iv) advances and loans by the Borrower to foreign Subsidiaries permitted hereby and (iv) other Investments that are satisfactory to the Agent.

SECTION 7.11 Disposition of Assets. Sell or otherwise dispose of any assets (including, without limitation, the capital stock of any Subsidiary) except for
(i) sales of inventory, fixtures and equipment in the ordinary course of business, (ii) sales or other dispositions of other assets having a fair market value not exceeding in the aggregate an amount that is satisfactory to the Agent and (iii) other sales and dispositions that are satisfactory to the Agent.

SECTION 7.12 Nature of Business. Modify or alter in any material manner the nature and type of its business as conducted at or prior to the Filing Date or the manner in which such business is conducted (except as required by the Bankruptcy Code).


SECTION 8.        EVENTS OF DEFAULT

SECTION 8.1 Events of Default. In the case of the happening of any of the following events and the continuance thereof beyond the applicable period of grace if any (each, an "Event of Default"):

(1) any material representation or warranty made by the Borrower or any Guarantor in this Agreement or in any Loan Document or in connection with this Agreement or the credit extensions hereunder or any material statement or representation made in any report, financial statement, certificate or other document furnished by the Borrower or any Guarantors to the Banks under or in connection with this Agreement, shall prove to have been false or misleading in any material respect when made or delivered; or

(2) default shall be made in the payment of any (i) Fees or interest on the Loans or unreimbursed draws under Tranche C Letters of Credit when due, and such default shall continue unremedied for more than two (2) Business Days or (ii) principal of the Loans or other amounts payable by the Borrower hereunder (including, without limitation, reimbursement obligations or cash collateralization in respect of Letters of Credit), when and as the same shall become due and payable, whether at the due date thereof (including the Prepayment Date) or at a date fixed for prepayment thereof or by acceleration thereof or otherwise; or

(3) default shall be made by the Borrower or any Guarantor in the due observance or performance of any covenant, condition or agreement contained in Section 6 hereof; or

(4) default shall be made by the Borrower or any Guarantor in the due observance or performance of any other covenant, condition or agreement to be observed or performed pursuant to the terms of this Agreement or any of the other Loan Documents and such default shall continue unremedied for more than ten (10) days; or

(5) any of the Cases shall be dismissed or converted to a case under Chapter 7 of the Bankruptcy Code; a trustee under Chapter 7 or Chapter 11 of the Bankruptcy Code, a responsible officer or an examiner with enlarged powers relating to the operation of the business (powers beyond those set forth in Section 1106(a)(3) and (4) of the Bankruptcy Code) under Section 1106(b) of the Bankruptcy Code shall be appointed in any of the Cases and the order appointing such trustee, responsible officer or examiner shall not be reversed or vacated within 30 days after the entry thereof; or an application shall be filed by the Borrower or any Guarantor for the approval of any other Super-Priority Claim (other than the Carve-Out) in any of the Cases which is pari passu with or senior to the claims of the Agent and the Banks against the Borrower or any Guarantor hereunder, or there shall arise or be granted any such pari passu or senior Super-Priority Claim; or

(1)

(6) the Bankruptcy Court shall enter an order or orders granting relief from the automatic stay applicable under Section 362 of the Bankruptcy Code to the holder or holders of any security interest to permit foreclosure (or the granting of a deed in lieu of foreclosure or the like) on any assets of the Borrower or any of the Guarantors which have a value in excess of $500,000 in the aggregate; or

(7)      a Change of Control shall occur; or

(8) any material provision of any Loan Document shall, for any reason, cease to be valid and binding on the Borrower or any of the Guarantors, or the Borrower or any of the Guarantors shall so assert in any pleading filed in any court; or

(9) an order of the Bankruptcy Court shall be entered (without the prior written consent of the Agent and the Required Banks) reversing, amending, supplementing, staying for a period in excess of 10 days, vacating or otherwise modifying either of the Orders or terminating the use of cash collateral by the Borrower or the Guarantors pursuant to the Orders; or

(10) any administrative expense claim in excess of $10,000,000 shall be allowed against the Borrower or any of the Guarantors and the enforcement thereof shall not have been stayed; or

(11) `any non-monetary judgment or order with respect to a post-petition event shall be rendered against the Borrower or any of the Guarantors which does or would reasonably be expected to (i) cause a material adverse change in the financial condition, business, prospects, operations or assets of the Borrower and the Guarantors taken as a whole on a consolidated basis, (ii) have a material adverse effect on the ability of the Borrower or any of the Guarantors to perform their respective obligations under any Loan Document, or (iii) have a material adverse effect on the rights and remedies of the Agent or any Bank under any Loan Document, and there shall be any period of 10 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; or

(12) the Borrower or the Guarantors shall make any Pre-Petition Payment in excess of amounts that are satisfactory to the Agent; or

(13) any Termination Event described in clauses (iii) or (iv) of the definition of such term shall have occurred and shall continue unremedied for more than 10 days and the sum (determined as of the date of occurrence of such Termination Event) of the Insufficiency of the Plan in respect of which such Termination Event shall have occurred and be continuing and the Insufficiency of any and all other Plans with respect to which such a Termination Event (described in such clauses (iii) or (iv)) shall have occurred and then exist is equal to or greater than $5,000,000; or

(1)

(14) (i) the Borrower or any ERISA Affiliate thereof shall have been notified by the sponsor of a Multiemployer Plan that it has incurred Withdrawal Liability to such Multiemployer Plan, (ii) the Borrower or such ERISA Affiliate does not have reasonable grounds to contest such Withdrawal Liability and is not in fact contesting such Withdrawal Liability in a timely and appropriate manner, and
(iii) the amount of such Withdrawal Liability specified in such notice, when aggregated with all other amounts required to be paid to Multiemployer Plans in connection with Withdrawal Liabilities (determined as of the date of such notification), exceeds $5,000,000 allocable to post-petition obligations or requires payments exceeding $500,000 per annum in excess of the annual payments made with respect to such Multiemployer Plans by the Borrower or such ERISA
Affiliate for the plan year immediately preceding the plan year in which such notification is received; or

(15) the Borrower or any ERISA Affiliate thereof shall have been notified by the sponsor of a Multiemployer Plan that such Multiemployer Plan is in reorganization or is being terminated, within the meaning of Title IV of ERISA, if as a result of such reorganization or termination the aggregate annual contributions of the Borrower and its ERISA Affiliates to all Multiemployer Plans that are then in reorganization or being terminated have been or will be increased over the amounts contributed to such Multiemployer Plans for the plan years that include the date hereof by an amount exceeding $5,000,000; or

(16) the Borrower or any ERISA Affiliate shall have committed a failure described in Section 302(f)(1) of ERISA (other than the failure to make any contribution accrued and unpaid as of the Filing Date) and the amount determined under Section 302(f)(3) of ERISA is equal to or greater than $5,000,000; or

(17) it shall be determined (whether by the Bankruptcy Court or by any other judicial or administrative forum) that the Borrower or any Guarantor is liable for the payment of claims arising out of any failure to comply (or to have complied) with applicable environmental laws or regulations the payment of which will have a material adverse effect on the financial condition, business, properties, operations or assets of the Borrower or the Guarantors, taken as a whole, and the enforcement thereof shall not have been stayed;

(1)

then, and in every such event and at any time thereafter during the continuance of such event, and without further order of or application to the Bankruptcy Court, the Agent may, and at the request of the Required Banks, shall, by notice to the Borrower (with a copy to counsel for the Official Creditors' Committee appointed in the Cases and to the United States Trustee for the District of Delaware), take one or more of the following actions, at the same or different times (provided, that with respect to clause (iv) below and the enforcement of Liens or other remedies with respect to the Collateral under clause (v) below, the Agent shall provide the Borrower (with a copy to counsel for the Official Creditors' Committee in the Cases and to the United States Trustee for the District of Delaware) with five (5) Business Days' written notice prior to taking the action contemplated thereby and provided, further that upon receipt of notice referred to in the immediately preceding clause with respect to the accounts referred to in clause (iv) below, the Borrower may continue to make ordinary course disbursements from such accounts (other than the Letter of Credit Account) but may not withdraw or disburse any other amounts from such accounts): (i) terminate forthwith the Total Commitment; (ii) declare the Loans then outstanding and unreimbursed draws under Tranche C Letters of Credit to be forthwith due and payable, whereupon the principal of the Loans and unreimbursed draws under Tranche C Letters of Credit together with accrued interest thereon and any unpaid accrued Fees and all other liabilities of the Borrower accrued hereunder and under any other Loan Document, shall become forthwith due and payable, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived by the Borrower and the Guarantors, anything contained herein or in any other Loan Document to the contrary notwithstanding; (iii) require the Borrower and the Guarantors upon demand to forthwith deposit in the Letter of Credit Account cash in an amount which, together with any amounts then held in the Letter of Credit Account, is equal to the sum of 105% of the then Letter of Credit Outstandings and to the extent the Borrower and the Guarantors shall fail to furnish such funds as demanded by the Agent, the Agent shall be authorized to debit the accounts of the Borrower and the Guarantors maintained with the Agent in such amount; (iv) set-off amounts in the Letter of Credit Account or any other accounts maintained with the Agent and apply such amounts to the obligations of the Borrower and the Guarantors hereunder and in the other Loan Documents; and (v) exercise any and all remedies under the Loan Documents and under applicable law available to the Agent and the Banks.

SECTION 9.        THE AGENT

SECTION 9.1 Administration by Agent. The general administration of the Loan Documents shall be by the Agent. Each Bank hereby irrevocably authorizes the Agent, at its discretion, to take or refrain from taking such actions as agent on its behalf and to exercise or refrain from exercising such powers under the Loan Documents as are delegated by the terms hereof or thereof, as appropriate, together with all powers reasonably incidental thereto (including the release of Collateral in connection with any transaction that is expressly permitted by the Loan Documents). The Agent shall have no duties or responsibilities except as set forth in this Agreement and the remaining Loan Documents.

SECTION 9.2       Advances and Payments.

(1) On the date of each Loan, the Agent shall be authorized (but not obligated) to advance, for the account of each of the Tranche A Banks and Tranche B Banks, the amount of the Loan to be made by it in accordance with its Commitments hereunder. Should the Agent do so, each of the Tranche A Banks and Tranche B Banks agrees forthwith to reimburse the Agent in immediately available funds for the amount so advanced on its behalf by the Agent, together with interest at the Federal Funds Effective Rate if not so reimbursed on the date due from and including such date but not including the date of reimbursement.

(1)

(2) Any amounts received by the Agent in connection with this Agreement (other than amounts to which the Agent is entitled pursuant to Sections 2.18, 8.06,
10.05 and 10.06), the application of which is not otherwise provided for in this Agreement shall be applied, first, in accordance with each Bank's Commitment Percentage to pay accrued but unpaid Commitment Fees or Letter of Credit Fees (as applicable), and second, in accordance with each Bank's Commitment
Percentage to pay accrued but unpaid interest and the principal balance outstanding and all unreimbursed Letter of Credit drawings (as applicable). All amounts to be paid to a Bank by the Agent shall be credited to that Bank, after collection by the Agent, in immediately available funds either by wire transfer or deposit in that Bank's correspondent account with the Agent, as such Bank and the Agent shall from time to time agree.

SECTION 9.3 Sharing of Setoffs. Each Bank agrees that if it shall, through the exercise of a right of banker's lien, setoff or counterclaim against the Borrower, including, but not limited to, a secured claim under Section 506 of the Bankruptcy Code or other security or interest arising from, or in lieu of, such secured claim and received by such Bank under any applicable bankruptcy, insolvency or other similar law, or otherwise, obtain payment in respect of its Loans as a result of which the unpaid portion of its Loans or participation in unreimbursed Letters of Credit is proportionately less than the unpaid portion of the Loans of any other Bank (a) it shall promptly purchase at par (and shall be deemed to have thereupon purchased) from such other Bank a participation in the Loans or participation in unreimbursed Letters of Credit of such other Bank, so that the aggregate unpaid principal amount of each Bank's Loans and participations in unreimbursed Letters of Credit and its participation in Loans and unreimbursed Letters of Credit of the other Banks shall be in the same proportion to the aggregate unpaid principal amount of all Loans then outstanding and unreimbursed Letters of Credit as the principal amount of its Loans and unreimbursed Letters of Credit prior to the obtaining of such payment was to the principal amount of all Loans outstanding and unreimbursed Letters of Credit prior to the obtaining of such payment and (b) such other adjustments shall be made from time to time as shall be equitable to ensure that the Banks share such payment pro-rata, provided that if any such non-pro-rata payment is thereafter recovered or otherwise set aside such purchase of participations shall be rescinded (without interest). The Borrower expressly consents to the foregoing arrangements and agrees that any Bank holding (or deemed to be holding) a participation in a Loan or in an unreimbursed Letter of Credit may exercise any and all rights of banker's lien, setoff (in each case, subject to the same notice requirements as pertain to clause (iv) of the remedial provisions of Section 7.01) or counterclaim with respect to any and all moneys owing by the Borrower to such Bank as fully as if such Bank held a Note and was the original obligee thereon, in the amount of such participation.

SECTION 9.4 Agreement of Required Banks. Upon any occasion requiring or permitting an approval, consent, waiver, election or other action on the part of the Required Banks, action shall be taken by the Agent for and on behalf or for the benefit of all Banks upon the direction of the Required Banks, and any such action shall be binding on all Banks. No amendment, modification, consent, or waiver shall be effective except in accordance with the provisions of Section 10.10.

SECTION 9.5       Liability of Agent.

SECTION 1.1

(1) The Agent when acting on behalf of the Banks, may execute any of its respective duties under this Agreement by or through any of its respective officers, agents, and employees, and neither the Agent nor its directors, officers, agents, employees or Affiliates shall be liable to the Banks or any of them for any action taken or omitted to be taken in good faith, or be responsible to the Banks or to any of them for the consequences of any oversight or error of judgment, or for any loss, unless the same shall happen through its gross negligence or willful misconduct. The Agent and its respective directors, officers, agents, employees and Affiliates shall in no event be liable to the Banks or to any of them for any action taken or omitted to be taken by them pursuant to instructions received by them from the Required Banks or in reliance upon the advice of counsel selected by it. Without limiting the foregoing, neither the Agent, nor any of its respective directors, officers, employees, agents or Affiliates shall be responsible to any Bank for the due execution, validity, genuineness, effectiveness, sufficiency, or enforceability of, or for any statement, warranty, or representation in, this Agreement, any Loan Document or any related agreement, document or order, or shall be required to ascertain or to make any inquiry concerning the performance or observance by the Borrower of any of the terms, conditions, covenants, or agreements of this Agreement or any of the Loan Documents.

(2) Neither the Agent nor any of its respective directors, officers, employees, agents or Affiliates shall have any responsibility to the Borrower or the Guarantors on account of the failure or delay in performance or breach by any Bank or by the Borrower or the Guarantors of any of their respective obligations under this Agreement or any of the Loan Documents or in connection herewith or therewith.

(3) The Agent, in its capacity as Agent hereunder, shall be entitled to rely on any communication, instrument, or document reasonably believed by such person to be genuine or correct and to have been signed or sent by a person or persons believed by such person to be the proper person or persons, and such person shall be entitled to rely on advice of legal counsel, independent public accountants, and other professional advisers and experts selected by such person.

SECTION 9.6 Reimbursement and Indemnification. Each Bank agrees (i) to reimburse
(x) the Agent for such Bank's aggregate Commitment Percentage of any expenses and fees incurred for the benefit of the Banks under this Agreement and any of the Loan Documents, including, without limitation, counsel fees and compensation of agents and employees paid for services rendered on behalf of the Banks, and any other expense incurred in connection with the operations or enforcement thereof not reimbursed by the Borrower or the Guarantors and (y) the Agent for such Bank's aggregate Commitment Percentage of any expenses of the Agent incurred for the benefit of the Banks that the Borrower has agreed to reimburse pursuant to Section 10.05 and has failed to so reimburse and (ii) to indemnify and hold harmless the Agent and any of its directors, officers, employees, agents or Affiliates, on demand, in the amount of its proportionate share, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses, or disbursements of any kind or nature whatsoever which may be imposed on, incurred by, or asserted against it or any of them in any way relating to or arising out of this Agreement or any of the Loan Documents or any action taken or omitted by it or any of them under this Agreement or any of the Loan Documents to the extent not reimbursed by the Borrower or the Guarantors (except such as shall result from their respective gross negligence or willful misconduct).

SECTION 1.1

SECTION 9.7 Rights of Agent. It is understood and agreed that Chase shall have the same rights and powers hereunder (including the right to give such instructions) as the other Banks and may exercise such rights and powers, as well as its rights and powers under other agreements and instruments to which it is or may be party, and engage in other transactions with the Borrower or any Guarantor, as though it were not the Agent of the Banks under this Agreement.

SECTION 9.8 Independent Banks. Each Bank acknowledges that it has decided to enter into this Agreement and to make the Loans or participate in Letters of Credit hereunder based on its own analysis of the transactions contemplated hereby and of the creditworthiness of the Borrower and the Guarantors and agrees that the Agent shall bear no responsibility therefor.

SECTION 9.9 Notice of Transfer. The Agent may deem and treat a Bank party to this Agreement as the owner of such Bank's portion of the Loans or participation in Letters of Credit for all purposes, unless and until a written notice of the assignment or transfer thereof executed by such Bank shall have been received by the Agent.

SECTION 9.10 Successor Agent. The Agent may resign at any time by giving written notice thereof to the Banks and the Borrower. Upon any such resignation, the Required Banks shall have the right to appoint a successor Agent, which shall be reasonably satisfactory to the Borrower. If no successor Agent shall have been so appointed by the Required Banks and shall have accepted such appointment, within 30 days after the retiring Agent's giving of notice of resignation, the retiring Agent may, on behalf of the Banks, appoint a successor Agent, which shall be a commercial bank organized under the laws of the United States of America or of any State thereof and having a combined capital and surplus of a least $100,000,000, which shall be reasonably satisfactory to the Borrower. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations under this Agreement. After any retiring Agent's resignation hereunder as Agent, the provisions of this Section 8 shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under this Agreement.

SECTION 10.       GUARANTY

SECTION 10.1      Guaranty.

(1) Each of the Guarantors unconditionally and irrevocably guarantees the due and punctual payment and performance by the Borrower of the Obligations. Each of the Guarantors further agrees that the Obligations may be extended or renewed, in whole or in part, without notice to or further assent from it, and it will remain bound upon this guaranty notwithstanding any extension or renewal of any of the Obligations. The Obligations of the Guarantors shall be joint and several.

(1)

(2) Each of the Guarantors waives presentation to, demand for payment from and protest to the Borrower or any other Guarantor, and also waives notice of protest for nonpayment. The Obligations of the Guarantors hereunder shall not be affected by (i) the failure of the Agent or a Bank to assert any claim or demand or to enforce any right or remedy against the Borrower or any other Guarantor under the provisions of this Agreement or any other Loan Document or otherwise;
(ii) any extension or renewal of any provision hereof or thereof; (iii) any rescission, waiver, compromise, acceleration, amendment or modification of any of the terms or provisions of any of the Loan Documents; (iv) the release, exchange, waiver or foreclosure of any security held by the Agent for the Obligations or any of them; (v) the failure of the Agent or a Bank to exercise any right or remedy against any other Guarantor; or (vi) the release or substitution of any Guarantor or any other Guarantor.

(3) Each of the Guarantors further agrees that this guaranty constitutes a guaranty of performance and of payment when due and not just of collection, and waives any right to require that any resort be had by the Agent or a Bank to any security held for payment of the Obligations or to any balance of any deposit, account or credit on the books of the Agent or a Bank in favor of the Borrower or any other Guarantor, or to any other Person.

(4) Each of the Guarantors hereby waives any defense that it might have based on a failure to remain informed of the financial condition of the Borrower and of any other Guarantor and any circumstances affecting the ability of the Borrower to perform under this Agreement.

(5) Each Guarantor's guaranty shall not be affected by the genuineness, validity, regularity or enforceability of the Obligations or any other instrument evidencing any Obligations, or by the existence, validity, enforceability, perfection, or extent of any collateral therefor or by any other circumstance relating to the Obligations which might otherwise constitute a defense to this Guaranty. Neither of the Agent, nor any of the Banks makes any representation or warranty in respect to any such circumstances or shall have any duty or responsibility whatsoever to any Guarantor in respect of the management and maintenance of the Obligations.

(6) Subject to the provisions of Section 7.01, upon the Obligations becoming due and payable (by acceleration or otherwise), the Banks shall be entitled to immediate payment of such Obligations by the Guarantors upon written demand by the Agent, without further application to or order of the Bankruptcy Court.

(1)

SECTION 10.2 No Impairment of Guaranty. The obligations of the Guarantors hereunder shall not be subject to any reduction, limitation, impairment or termination for any reason, including, without limitation, any claim of waiver, release, surrender, alteration or compromise, and shall not be subject to any defense or set-off, counterclaim, recoupment or termination whatsoever by reason of the invalidity, illegality or unenforceability of the Obligations. Without limiting the generality of the foregoing, the obligations of the Guarantors hereunder shall not be discharged or impaired or otherwise affected by the failure of the Agent or a Bank to assert any claim or demand or to enforce any remedy under this Agreement or any other agreement, by any waiver or modification of any provision thereof, by any default, failure or delay, willful or otherwise, in the performance of the Obligations, or by any other act or thing or omission or delay to do any other act or thing which may or might in any manner or to any extent vary the risk of the Guarantors or would otherwise operate as a discharge of the Guarantors as a matter of law, unless and until the Obligations are paid in full.

SECTION 10.3 Subrogation. Upon payment by any Guarantor of any sums to the Agent or a Bank hereunder, all rights of such Guarantor against the Borrower arising as a result thereof by way of right of subrogation or otherwise, shall in all respects be subordinate and junior in right of payment to the prior final and indefeasible payment in full of all the Obligations. If any amount shall be paid to such Guarantor for the account of the Borrower, such amount shall be held in trust for the benefit of the Agent and the Banks and shall forthwith be paid to the Agent and the Banks to be credited and applied to the Obligations, whether matured or unmatured.

SECTION 11.         MISCELLANEOUS

SECTION 11.1 Notices. Notices and other communications provided for herein shall be in writing (including telegraphic, telex, facsimile or cable communication) and shall be mailed, telegraphed, telexed, transmitted, cabled or delivered to the Borrower or any Guarantor at 3600 South Lake Drive, St. Francis, Wisconsin 53235-3716, Attention: Chief Financial Officer and to a Bank or the Agent to it at its address set forth on Annex A, or such other address as such party may from time to time designate by giving written notice to the other parties hereunder. All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the fifth Business Day after the date when sent by registered or certified mail, postage prepaid, return receipt requested, if by mail; or when delivered to the telegraph company, charges prepaid, if by telegram; or when receipt is acknowledged, if by any telegraphic communications or facsimile equipment of the sender; in each case addressed to such party as provided in this Section 10.01 or in accordance with the latest unrevoked written direction from such party; provided, however, that in the case of notices to the Agent notices pursuant to the preceding sentence and pursuant to Section 2 shall be effective only when received by the Agent.

SECTION 11.2 Survival of Agreement, Representations and Warranties, etc. All warranties, representations and covenants made by the Borrower or any Guarantor herein or in any certificate or other instrument delivered by it or on its behalf in connection with this Agreement shall be considered to have been relied upon by the Banks and shall survive the making of the Loans herein contemplated regardless of any investigation made by any Bank or on its behalf and shall continue in full force and effect so long as any amount due or to become due hereunder is outstanding and unpaid and so long as the Commitments have not been terminated. All statements in any such certificate or other instrument shall constitute representations and warranties by the Borrower and the Guarantors hereunder with respect to the Borrower.

SECTION 11.3      Successors and Assigns.

SECTION 1.1

(1) This Agreement shall be binding upon and inure to the benefit of the Borrower, the Agent and the Banks and their respective successors and assigns. Neither the Borrower nor any of the Guarantors may assign or transfer any of their rights or obligations hereunder without the prior written consent of all of the Banks. Each Bank may sell participations to any Person in all or part of any Loan, or all or part of any of its Commitment, in which event, without limiting the foregoing, the provisions of Section 2.14 shall inure to the benefit of each purchaser of a participation (provided that such participant shall look solely to the seller of such participation for such benefits and the Borrower's and the Guarantors' liability, if any, under Sections 2.14 and 2.17 shall not be increased as a result of the sale of any such participation) and the pro rata treatment of payments, as described in Section 2.16, shall be determined as if such Bank had not sold such participation. In the event any Bank shall sell any participation, such Bank shall retain the sole right and responsibility to enforce the obligations of the Borrower and each of the Guarantors relating to the Loans or Letters of Credit, including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement (provided that such Bank may grant its participant the right to consent to such Bank's execution of amendments, modifications or waivers which (i) reduce any Fees payable hereunder to the Banks, (ii) reduce the amount of any scheduled principal payment on any Loan or reimbursement obligation of any Letter of Credit or reduce the principal amount of any Loan or reimbursement obligation of any Letter of Credit or the rate of interest payable hereunder or (iii) extend the maturity of the Borrower's obligations hereunder). The sale of any such participation shall not alter the rights and obligations of the Bank selling such participation hereunder with respect to the Borrower.

(1)

(2) Each Bank may assign to one or more Banks or Eligible Assignees all or a portion of any of its interests, rights and obligations under this Agreement (including, without limitation, all or a portion of any of its separate Commitments and the same portion of the related Loans or Letters of Credit at the time owing to it), provided, however, that (i) other than in the case of an assignment to a Person at least 50% owned by the assignor Bank, or by a common parent of both, or to another Bank, the Agent and the Fronting Bank must give their respective prior written consent to such assignment, which consent will not be unreasonably withheld, (ii) the aggregate amount of the respective Commitments and/or related Loans or Letters of Credit of the assigning Bank subject to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Agent) shall, unless otherwise agreed to in writing by the Borrower and the Agent, in no event be less than $5,000,000 or the remaining portion of such Bank's Commitment and/or related Loans or Letters of Credit that is being assigned, if less (or $1,000,000 in the case of an assignment between Banks), and (iii) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register (as defined below), an Assignment and Acceptance with blanks appropriately completed, together with a processing and recordation fee of $3,500 (for which the Borrower shall have no liability). Upon such execution, delivery, acceptance and recording, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be within ten Business Days after the execution thereof (unless otherwise agreed to in writing by the Agent), (A) the assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Bank hereunder and (B) the Bank thereunder shall, to the extent provided in such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Bank's rights and obligations under this Agreement, such Bank shall cease to be a party hereto).

(3) By executing and delivering an Assignment and Acceptance, the Bank assignor thereunder and the assignee thereunder confirm to and agree with each other and the other parties hereto as follows: (i) other than the representation and warranty that it is the legal and beneficial owner of the interest being assigned thereby free and clear of any adverse claim, such Bank assignor makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement or any of the other Loan Documents or the execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any of the other Loan Documents; (ii) such Bank assignor makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or any Guarantor or the performance or observance by the Borrower or any Guarantor of any of its obligations under this Agreement or any of the other Loan Documents or any other instrument or document furnished pursuant hereto; (iii) such assignee confirms that it has received a copy of this Agreement and the other Loan Documents, together with copies of the financial statements referred to in Section 3.04 and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will, independently and without reliance upon the Agent, such Bank assignor or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement; (v) such assignee appoints and authorizes the Agent to take such action as agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms thereto, together with such powers as are reasonably incidental hereof; and (vi) such assignee agrees that it will perform in accordance with their terms all obligations that by the terms of this Agreement are required to be performed by it as a Bank.

(4) The Agent shall maintain at its office a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Banks and the Commitments of, and principal amount of the Loans or Letter of Credit Outstandings owing to, each Bank from time to time (the "Register"). The entries in the Register shall be conclusive, in the absence of manifest error, and the Borrower, the Guarantors, the Agent and the Banks shall treat each Person the name of which is recorded in the Register as a Bank hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrower or any Bank at any reasonable time and from time to time upon reasonable prior notice.

(1)

(5) Upon its receipt of an Assignment and Acceptance executed by an assigning Bank and the assignee thereunder together with the fee payable in respect thereto, the Agent shall, if such Assignment and Acceptance has been completed with blanks appropriately filled and consented to by the Agent and the Fronting Bank (to the extent such consent is required hereunder), (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and (iii) give prompt written notice thereof to the Borrower (together with a copy thereof). No assignment shall be effective for purposes of this Agreement unless it has been recorded in the Register as provided in this paragraph.

(6) Any Bank may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 10.03, disclose to the assignee or participant or proposed assignee or participant, any information relating to the Borrower or any of the Guarantors furnished to such Bank by or on behalf of the Borrower or any of the Guarantors; provided that prior to any such disclosure, each such assignee or participant or proposed assignee or participant shall agree in writing to be bound by the provisions of Section 10.04.

(7) The Borrower hereby agrees, to the extent set forth in the Commitment Letter, to actively assist and cooperate with the Agent in the Agent's efforts to sell participations herein (as described in Section 10.03(a)) and assign to one or more Banks or Eligible Assignees a portion of its interests, rights and obligations under this Agreement (as set forth in Section 10.03(b)).

SECTION 11.4 Confidentiality. Each Bank agrees to keep any information delivered or made available by the Borrower or any of the Guarantors to it confidential from anyone other than persons employed or retained by such Bank who are or are expected to become engaged in evaluating, approving, structuring or administering the Loans; provided that nothing herein shall prevent any Bank from disclosing such information (i) to any other Bank, (ii) to any of its Affiliates, provided such Affiliate agrees to keep such information confidential to the same extent required by the Banks hereunder, (iii) to any other person if reasonably incidental to the administration of the Loans, (iv) upon the order of any court or administrative agency, (v) upon the request or demand of any regulatory agency or authority, (vi) which has been publicly disclosed other than as a result of a disclosure by the Agent or any Bank which is not permitted by this Agreement, (vii) in connection with any litigation to which the Agent, any Bank, or their respective Affiliates may be a party to the extent reasonably required, (viii) to the extent reasonably required in connection with the exercise of any remedy hereunder, (ix) to such Bank's legal counsel and independent auditors, and (x) to any actual or proposed participant or assignee of all or part of its rights hereunder subject to the proviso in Section 10.03(f).

SECTION 1.1

SECTION 11.5 Expenses. Whether or not the transactions hereby contemplated shall be consummated, the Borrower and the Guarantors agree to pay all reasonable out-of-pocket expenses incurred by the Agent and Chase Securities Inc. (including but not limited to the reasonable fees and disbursements of Morgan, Lewis & Bockius LLP, special counsel for the Agent, any other counsel that the Agent shall retain, any internal or third-party consultants and auditors advising the Agent and Chase Securities Inc. and any financial advisor appointed to advise the Banks) in connection with the preparation, execution, delivery and administration of this Agreement and the other Loan Documents, the making of the Loans and the issuance of the Letters of Credit, the perfection of the Liens contemplated hereby, the syndication of the transactions contemplated hereby, the reasonable and customary costs, fees and expenses of the Agent in connection with the monitoring of assets (including reasonable and customary internal asset monitoring fees) and publicity expenses, and, following the occurrence of an Event of Default, all reasonable out-of-pocket expenses incurred by the Banks and the Agent in the enforcement or protection of the rights of any one or more of the Banks or the Agent in connection with this Agreement or the other Loan Documents, including but not limited to the reasonable fees and disbursements of any counsel for the Banks or the Agent. Such payments shall be made on the date of the Interim Order and thereafter on demand upon delivery of a statement setting forth such costs and expenses. Whether or not the transactions hereby contemplated shall be consummated, the Borrower and the Guarantors agree to reimburse the Agent and Chase Securities Inc. for the expenses set forth in the Commitment Letter and the reimbursement provisions thereof are hereby incorporated herein by reference. The obligations of the Borrower and the Guarantors under this Section shall survive the termination of this Agreement and/or the payment of the Loans.

SECTION 11.6 Indemnity. The Borrower and each of the Guarantors agree to indemnify and hold harmless the Agent, Chase Securities Inc. and the Banks and their directors, officers, employees, agents and Affiliates (each an "Indemnified Party") from and against any and all expenses, losses, claims, damages and liabilities incurred by such Indemnified Party arising out of claims made by any Person in any way relating to the transactions contemplated hereby, but excluding therefrom all expenses, losses, claims, damages, and liabilities to the extent that they are determined by the final judgment of a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of such Indemnified Party. The obligations of the Borrower and the Guarantors under this Section shall survive the termination of this Agreement and/or the payment of the Loans.

SECTION 11.7 CHOICE OF LAW. THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS SHALL IN ALL RESPECTS BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO CONTRACTS MADE AND TO BE PERFORMED WHOLLY WITHIN SUCH STATE AND THE BANKRUPTCY CODE.

SECTION 11.8 No Waiver. No failure on the part of the Agent or any of the Banks to exercise, and no delay in exercising, any right, power or remedy hereunder or any of the other Loan Documents shall operate as a waiver thereof, nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy. All remedies hereunder are cumulative and are not exclusive of any other remedies provided by law.

SECTION 11.9 Extension of Maturity. Should any payment of principal of or interest or any other amount due hereunder become due and payable on a day other than a Business Day, the maturity thereof shall be extended to the next succeeding Business Day and, in the case of principal, interest shall be payable thereon at the rate herein specified during such extension.

SECTION 11.10     Amendments, etc.

SECTION 1.1

(1) No modification, amendment or waiver of any provision of this Agreement or the Security and Pledge Agreement, and no consent to any departure by the Borrower or any Guarantor therefrom, shall in any event be effective unless the same shall be in writing and signed by the Required Banks, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given; provided, however, that no such modification or amendment shall without the written consent of the Bank affected thereby (x) increase the Commitment of a Bank (it being understood that a waiver of an Event of Default shall not constitute an increase in the Commitment of a Bank), or (y) reduce the principal amount of any Loan (or unreimbursed Letter of Credit) or the rate of interest payable thereon, or extend any date for the payment of interest hereunder or reduce any Fees payable hereunder or extend the final maturity of the Borrower's obligations hereunder; and, provided, further, that no such modification or amendment shall without the written consent of (A) all of the Banks (i) amend or modify any provision of this Agreement which provides for the unanimous consent or approval of the Banks, (ii) amend this Section 10.10 or the definition of Required Banks or (iii) amend or modify the Super-Priority Claim status of the Banks contemplated by Section 2.22 or (B) Banks holding Loans and/or obligations to issue and/or participate in Letters of Credit representing at least 66-2/3% of the Total Exposure release all or any substantial portion of the Liens granted to the Agent hereunder, under the Orders or under any other Loan Document, or release any Guarantor. No such amendment or modification may adversely affect the rights and obligations of the Agent or any Fronting Bank hereunder without its prior written consent. No notice to or demand on the Borrower or any Guarantor shall entitle the Borrower or any Guarantor to any other or further notice or demand in the same, similar or other circumstances. Each assignee under Section 10.03(b) shall be bound by any amendment, modification, waiver, or consent authorized as provided herein, and any consent by a Bank shall bind any Person subsequently acquiring an interest on the Loans held by such Bank. No amendment to this Agreement shall be effective against the Borrower or any Guarantor unless signed by the Borrower or such Guarantor, as the case may be.

(1)

(2) Notwithstanding anything to the contrary contained in Section 10.10(a), in the event that the Borrower requests that this Agreement be modified or amended in a manner which would require the unanimous consent of all of the Banks and such modification or amendment is agreed to by the Super-majority Banks (as hereinafter defined), then with the consent of the Borrower and the Super-majority Banks, the Borrower and the Super-majority Banks shall be permitted to amend the Agreement without the consent of the Bank or Banks which did not agree to the modification or amendment requested by the Borrower (such Bank or Banks, collectively the "Minority Banks") to provide for (w) the termination of the Commitments of each of the Minority Banks, (x) the addition to this Agreement of one or more other financial institutions (each of which shall be an Eligible Assignee), or an increase in the applicable Commitments of one or more of the Super-majority Banks, so that the applicable Commitments after giving effect to such amendment shall be in the same amount as the applicable Commitments immediately before giving effect to such amendment, (y) if any Loans (or unreimbursed Tranche C Letters of Credit) are outstanding at the time of such amendment, the making of such additional Loans (or the funding of each unreimbursed Tranche C Letter of Credit) by such new financial institutions or Super-majority Bank or Banks, as the case may be, as may be necessary to repay in full the outstanding Loans (or unreimbursed Tranche C Letters of Credit) of the Minority Banks immediately before giving effect to such amendment and (z) such other modifications to this Agreement as may be appropriate. As used herein, the term "Super-majority Banks" shall mean, at any time, Banks holding Loans and/or obligations to issue and/or participate in Letters of Credit representing at least 66-2/3% of the Total Exposure.

SECTION 11.11 Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

SECTION 11.12 Headings. Section headings used herein are for convenience only and are not to affect the construction of or be taken into consideration in interpreting this Agreement.

SECTION 11.13 Execution in Counterparts. This Agreement may be executed in any number of counterparts, each of which shall constitute an original, but all of which taken together shall constitute one and the same instrument.

SECTION 11.14 Prior Agreements. This Agreement represents the entire agreement of the parties with regard to the subject matter hereof and the terms of any letters and other documentation entered into between the Borrower or a Guarantor and any Bank or the Agent prior to the execution of this Agreement which relate to Loans to be made hereunder shall be replaced by the terms of this Agreement (except as otherwise expressly provided herein with respect to the Commitment Letter and the fee letter referred to therein, including without limitation the Borrower's agreement to actively assist the Agent in the syndication of the transactions contemplated hereby referred to in Section 10.03(g) and including also the provisions of Section 2.18).

SECTION 11.15 Further Assurances. Whenever and so often as reasonably requested by the Agent, the Borrower and the Guarantors will promptly execute and deliver or cause to be executed and delivered all such other and further instruments, documents or assurances, and promptly do or cause to be done all such other and further things as may be necessary and reasonably required in order to further and more fully vest in the Agent all rights, interests, powers, benefits, privileges and advantages conferred or intended to be conferred by this Agreement and the other Loan Documents.

SECTION 11.16 WAIVER OF JURY TRIAL. EACH OF THE BORROWER, THE GUARANTORS, THE AGENT AND EACH BANK HEREBY IRREVOCABLY WAIVES ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM ARISING OUT OF OR RELATING TO ANY OF THE LOAN DOCUMENTS OR THE TRANSACTIONS CONTEMPLATED THEREBY.

SECTION 1.1


         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and the year first written.

                                            BORROWER:

                                            HARNISCHFEGER INDUSTRIES, INC.


                                            By:  _________________________
                                            Title:


                                            GUARANTORS:

                                            AMERICAN ALLOY COMPANY
                                            AMERICAN LONGWALL FACE CONVEYORS,
                                             INC.
                                            AMERICAN LONGWALL, INC.
                                            AMERICAN LONGWALL REBUILD, INC.
                                            AMERICAN LONGWALL ROOF SUPPORTS,INC.
                                            BELOIT CORPORATION
                                            BELOIT PULPING GROUP, INC.
                                            BENEFIT, INC.
                                            FIELD REPAIR SERVICES LLC
                                            FITCHBURG CORPORATION
                                            HARNISCHFEGER CORPORATION
                                            HARNISCHFEGER WORLD SERVICES
                                             CORPORATION
                                            THE HORSBURGH & SCOTT COMPANY
                                            JOY TECHNOLOGIES INC.
                                            OPTICAL ALIGNMENT SYSTEMS AND
                                             INSPECTION     SERVICES, INC.
                                            PRINCETON PAPER COMPANY, LLC
                                            RCHH, INC.
                                            SOUTH SHORE CORPORATION
                                            SOUTH SHORE DEVELOPMENT LLC


                                            By:  _________________________
                                            Title:



                                            BELOIT TECHNOLOGIES, INC.
                                            BWRC DUTCH HOLDINGS, INC.
                                            BWRC, INC.
                                            DOBSON PARK INDUSTRIES, INC.
                                            HARNISCHFEGER TECHNOLOGIES, INC.
                                            HCHC, INC.
                                            HCHC UK HOLDINGS, INC.
                                            HIHC, INC.
                                            JOY MM DELAWARE, INC.
                                            JOY TECHNOLOGIES DELAWARE, INC.
                                            JTI UK HOLDINGS, INC.


                                            By:  _________________________
                                            Title:

                                            AGENT:

                                            THE CHASE MANHATTAN BANK,
                                    Individually as a Tranche A Bank, Tranche
                                   B Bank and Tranche C Bank and as Agent


                                            By:  _________________________
                                            Title:

                                            270 Park Avenue
                                            New York, New York 10017







DocumentIDW/356717v3

                        TERMINATION AND RELEASE AGREEMENT


                  AGREEMENT  (the  "Agreement"),  dated as of May 24,  1999 (the
"Termination  Date"),  by  and  between  Harnischfeger  Industries,   Inc.  (the
"Company"), and Jeffery T. Grade (the "Executive").

                  WHEREAS, the Executive has been employed as Chief Executive
                    Officer of the Company; and

                  WHEREAS, by mutual agreement between the parties hereto, the Executive shall hereby resign, effective as of the Termination Date, his positions as Chief Executive Officer of the Company, as a member of the board of directors of the Company and as an officer and director of any subsidiary or affiliate of the Company for which he is serving in such positions.

                  NOW, THEREFORE, BE IT RESOLVED, that the Company and the Executive, in consideration of the covenants herein set forth, hereby agree as follows:

                  1.       Termination of Employment

                  By mutual agreement with the Company, the Executive hereby resigns, effective as of the Termination Date, from his positions as Chief Executive Officer of the Company and a member of the Board of Directors of the Company, and from all other positions the Executive may currently hold as an officer or member of the board of directors of any of the Company's subsidiaries or affiliates. The Executive shall sign and deliver to the Company such other documents as may be necessary to effect or reflect such resignations.
                  2.       Severance Payments, Benefits and Obligations

                  (a) The Company will pay to the Executive his base salary through the Termination Date, and the Executive will not be entitled to any additional compensation or benefits from the Company, or its subsidiaries or affiliates, except as provided in this Agreement.
                  (b) Pursuant to the terms of the Harnischfeger Industries, Inc. Supplemental Retirement and Stock Funding Plan (the "SERP"), the Company shall pay the Executive the amounts due to the Executive under the SERP upon a termination of employment for "Good Reason," and the Company shall have no further obligations to the Executive under the SERP. Upon execution of this Agreement, the Company shall deliver to the Executive the shares of Company common stock due to the Executive pursuant to the SERP. The Executive hereby agrees that he will not violate any federal or state securities laws in connection with transactions in shares of the Company's securities.
                  (c) Pursuant to the terms of the Harnischfeger Industries, Inc. Long-Term Compensation Plan for Key Executives (the "LTCP"), the Company shall pay the Executive the amounts due to the Executive under the LTCP upon a termination of employment for "Good Reason" (as set forth in Exhibit A to this Agreement), and the Company shall have no further obligations to the Executive under the LTCP, other than any "Gross-Up Payments" which may become due to the Executive under Section 7 of the LTCP if, and to the extent, applicable.
                  (d) Upon execution of this Agreement, the Company shall pay the Executive a lump sum cash amount equal to $400,000. At the end of each month, commencing in June, 1999, the Company shall pay the Executive a lump sum cash amount equal to $50,000. The cash payments made to the Executive under this
Section 2(d) shall offset and be credited against the payments due to the Executive pursuant to Sections 2(b) and 2(c) of this Agreement. Notwithstanding anything to the contrary in this Section 2(d), the obligations of the Company under this Section 2(d) shall cease at such time as the aggregate payments made by the Company pursuant to this Section 2(d) and Sections 2(b) and 2(c) of this Agreement satisfy the Company's obligations to the Executive under the SERP and LTCP upon the Executive's termination of employment for Good Reason. Under no circumstances shall the aggregate payments made by the Company pursuant to Sections 2(b), 2(c) and 2(d) exceed the aggregate payments due to the Executive under the SERP and LTCP upon the Executive's termination of employment for Good Reason.
                  (e) The Company and its subsidiaries will continue to honor for at least six years following the Termination Date, pursuant to their terms, the director and officer indemnification and liability insurance provisions maintained by such entities with respect to the Executive, with respect to actions of the Executive as an officer or director of the Company (or any of its subsidiaries) prior to the Termination Date.
                  (f) The Company will reimburse the Executive for any unreimbursed reasonable business expenses incurred by the Executive prior to the Termination Date, pursuant to the Company's reimbursement policies, following the Executive's presentation of an expense report to the Company.
                  (g) The Company will provide the Executive with the outplacement services and, subject to the Executive continuing to make the required employee contributions, continuing medical, dental and vision benefits due to the Executive under the Company's Out Placement Services and Medical Benefits Continuation Plan, which benefits shall be equivalent to those provided to the Executive and his family as of the Termination Date.
                  (h) As soon as practicable following the Termination Date, the Company shall transfer to the Executive the lease on the Executive's Company-provided vehicle. The Company shall reimburse the Executive for the lease payments on such vehicle for the remaining period of the lease, as the lease payments become due, as soon as practicable following receipt of an invoice from the Executive.
                  (i) The Company shall provide the Executive with reasonable office space in the Chicago area, and with secretarial services, through the earlier of May 24, 2000, or such time as the Executive becomes reemployed.
                  3.       Disparaging Comments

                  From and after the Termination Date, the Executive will refrain from taking actions or making statements, written or oral, which denigrate, disparage or defame the goodwill or reputation of the Company and any of its subsidiaries and affiliates (the "Company Entities") and their trustees, officers, security holders, partners, agents and former and current employees and directors or which are intended to, or may be reasonably expected to, adversely affect the morale of the employees of any of the Company Entities. The Executive further agrees not to make any negative statements to third parties relating to his employment or any aspect of the business of the Company Entities and not to make any negative or adverse statements to third parties about the circumstances of the termination of his employment, or the Company Entities and their trustees, officers, security holders, partners, agents and former and current employees and directors, except as may be required by a court or governmental body. The Company will take reasonable steps to advise actively employed executive officers of the Company and its subsidiaries, and members of their boards of directors not to denigrate, disparage or defame the Executive's reputation.
                  4.       Confidentiality of this Agreement

                  Except as required by law or regulation, or to the extent disclosed by the other party, none of the parties hereto will disclose the terms of this Agreement, provided that the Executive may disclose such terms to his financial and legal advisors and his spouse and the Company may disclose such terms to selected employees, advisors and affiliates on a "need to know" basis, each of whom shall be instructed by the Executive and the Company, as the case may be, to maintain the terms of this Agreement in strict confidence in accordance with the terms hereof.

                  5.       Restrictive Covenants

                  (a) The Executive has returned or will immediately return to the Company all Company Information (as defined below), including client lists, files, software, records, computer access codes and instruction manuals which he has in his possession, and agrees not to keep any copies of Company Information. The Executive affirms his obligation to keep all Company Information confidential and not to disclose it to any third party in the future. The term "Company Information" means: (i) confidential information, including information received from third parties under confidential conditions, and (ii) other technical, marketing, business or financial information, or information relating to personnel or former personnel of the Company, the use or disclosure of which might reasonably be construed to be materially contrary to the interest of the Company; provided, however, that the term "Company Information" shall not include any information that is or became generally known or available to the public other than as a direct result of a breach of this paragraph by the Executive or any action by the Executive prior to the Termination Date which would have been a breach of the Executive's obligations to the Company in effect at such time. The Executive shall have the right to remove from the offices of the Company any of his personal belongings which do not constitute Company Information. The Executive may disclose Company Information to the extent required by law or regulation; provided, that the Executive shall provide the Company's general counsel with reasonable written notice (if possible no less than 20 days' written notice) of any required disclosure. In the event the Company does not object to such disclosure within the time period, the Executive shall be permitted to disclose such Company Information. In the event the Company objects to such disclosure, the Executive agrees that he will not provide any Company Information that is the subject of such objection, but rather will refer the requesting entity to the Company unless he is subject to a court order to provide the Company Information.
                  (b) The Executive agrees that he will not engage in Competition during the two-year period following the Termination Date. "Competition" for the purposes of this Agreement shall mean: (i) becoming directly or indirectly involved, as an owner, principal, employee, officer, director, independent contractor, representative, stockholder, agent, advisor, lender or in any other capacity, in any business engaged, or seeking to become engaged, in the businesses conducted by the Company as of the Termination Date, in any geographical area in which the Company is at the time engaging in or attempting to engage in such businesses; provided, however, that in no event shall ownership of less than 3% of the outstanding capital stock of any corporation, in and of itself, be deemed Competition if such capital stock is listed on a national securities exchange or regularly traded in an over-the-counter market; or

(ii) soliciting any person who is a customer of the businesses conducted by the Company, on behalf of a business described in clause (i) of this Section 5(b), or inducing or attempting to persuade any employee of the Company or any of its subsidiaries to terminate his or her employment relationship with the Company or any of its subsidiaries.

                  (c) The Executive acknowledges and agrees that the Company's remedy at law for any breach of the Executive's obligations under this Section 5 would be inadequate and agrees and consents that temporary and permanent injunctive relief may be granted in any proceeding which may be brought to enforce any provision of this Section without the necessity of proof of actual damage. With respect to any provision of this Section 5 finally determined by a court of competent jurisdiction to be unenforceable, the Executive and the Company hereby agree that such court shall have jurisdiction to reform this Agreement or any provision hereof so that it is enforceable to the maximum extent permitted by law, and the parties agree to abide by such court's determination.
                  6.       Waiver of Other Payments and Benefits; Stock Options

                  (a) The compensation and benefits arrangements set forth in this Agreement are in lieu of any rights or claims that the Executive may have with respect to severance or other benefits, or any other form of remuneration from the Company Entities, other than benefits under any tax-qualified employee pension benefit plans subject to the Employee Retirement Income Security Act of 1974, as amended (including the Company's 401(k) plan and tax-qualified pension plan), and without limiting the generality of the foregoing, the Executive hereby expressly waives any right or claim that he may have or could assert to payment for salary, bonuses, medical, dental or hospitalization benefits, payments under supplemental retirement plans and incentive plans, life insurance benefits, perquisites, expenses and attorneys' fees, except as otherwise provided in this Agreement (or to the extent attorneys' fees are provided in the LTCP or SERP) or as mandated under applicable law.
                  (b) The Executive acknowledges that all of his nonvested stock options for Company common stock shall be cancelled and forfeited upon the Termination Date, and that the Executive's vested stock options for Company common stock shall remain exercisable for three months or one year following the Termination Date, as provided in the applicable stock option agreement, and shall then be cancelled and forfeited at such time.
                  7.       Information Requests/Cooperation/Consulting Services

                  (a) The Executive agrees to make himself reasonably available to the Company to respond to requests by the Company for information concerning matters involving facts or events relating to the Company or any other Company Entity that may be within the Executive's knowledge, and to assist the Company and the Company Entities as reasonably requested with respect to pending and future litigations, arbitrations or other dispute resolutions. The Company will reimburse the Executive for his reasonable travel expenses and costs incurred as a result of his assistance under this Section 7(a).
                  (b) In addition to the Executive's cooperation with the Company described in Section 7(a) above, for the one-year period following the Termination Date (the "Consulting Period"), the Executive shall provide reasonable consulting services to the Company from time to time upon the request of the Company's chief executive officer. The Company shall compensate the Executive for such consulting services by a per diem payment of $1,000 for up to 50 days of consulting during the Consulting Period. At the end of the Consulting Period, the Company shall pay the Executive an amount equal to $50,000, less the aggregate per diem payments previously paid under this Section 7(b), so long as the Executive has made himself available to provide the consulting services hereunder. In addition to the foregoing, if the Company requests the Executive to provide consulting services for more than 50 days during the Consulting Period, the Company and the Executive shall agree upon appropriate compensation for such additional services.
                  8.       No Admission of Wrongdoing

                  Nothing contained in this Agreement shall be construed in any way as an admission by any of the parties of any act, practice or policy of discrimination or breach of contract either in violation of applicable law or otherwise.
                  9.       Waiver and Release

                  (a) In consideration of the payments and benefits set forth in this Agreement, except for the payment and benefits expressly provided herein, the Executive, for himself, his heirs, administrators, representatives, executors, successors and assigns (collectively "Releasors") does hereby irrevocably and unconditionally release, acquit and forever discharge the Company Entities and their trustees, officers, security holders, partners, agents, and former and current employees and directors, including without limitation all persons acting by, through, under or in concert with any of them (collectively, "Releasees"), from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, remedies, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs) of any nature whatsoever, known or unknown, whether in law or equity and whether arising under federal, state or local law and in particular including any claim for discrimination based upon race, color, ethnicity, sex, age (including the Age Discrimination in Employment Act of 1967) (the "ADEA Release"), national origin, religion, disability, or any other unlawful criterion or circumstance, which the Releasors had, now have, or may have in the future, against each or any of the Releasees from the beginning of the world until the date of the execution of this Agreement. The Executive acknowledges and agrees that if he or any other Releasor should hereafter make any claim or demand or commence or threaten to commence any action, claim or proceeding against the Releasees with respect to any cause, matter or thing which is the subject of this Section 9(a), this Agreement may be raised as a complete bar to any such action, claim or proceeding, and the applicable Releasee may recover from the Executive all costs incurred in connection with such action, claim or proceeding, including attorneys' fees.
                  (b) In consideration of the Executive's agreements and covenants set forth in this Agreement, the Company and its subsidiaries (the "Company Releasors") hereby irrevocably and unconditionally release, acquit and forever discharge the Executive from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, remedies, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs) of any nature whatsoever, known or unknown, whether in law or equity and whether arising under federal, state or local law, which the Company Releasors now have, or may have in the future, against the Executive with respect to the Executive from the beginning of the world until the date of the execution of this Agreement, other than any claim based upon fraudulent or illegal activity that was not discovered by the Company Releasors until subsequent to the date of execution of this Agreement, or any claim that may be brought derivatively. The Company Releasors acknowledge and agree that if they should hereafter make any claim or demand or commence or threaten to commence any action, claim or proceeding against the Executive with respect to any cause, matter or thing which is the subject of this Section 9(b), this Agreement may be raised as a complete bar to any such action, claim or proceeding, and the Executive may recover from the Company Releasors all costs incurred in connection with such action, claim or proceeding, including attorneys' fees.
                  (c) The Executive affirms that prior to the execution of this Agreement and the waiver and release in Section 9(a), the Executive was advised by the Company to consult with an attorney of the Executive's choice concerning the terms and conditions set forth herein, and that the Executive was given up to 21 days to consider executing this Agreement, including the ADEA Release in
Section 9(a). The Executive has 7 days following his execution of this Agreement to revoke the ADEA Release. In the event the Executive revokes the ADEA Release, the Executive shall return to the Company any amounts paid to the Executive under the first sentence of Section 2(d) of this Agreement, and the Company may terminate the consulting arrangement set forth in Section 7(b) of this Agreement.
                  10.      Public Statement

                  The parties acknowledge that the Executive's termination of employment has been announced by a statement mutually agreed upon by the Company and the Executive, and agree that no subsequent comments shall be made to the media or through other public statements by any party hereto regarding the Executive's termination of employment that are inconsistent with such statement, except as may be required by applicable law or regulation.
                  11.      No Reliance

                  The Executive represents and acknowledges that, in executing this Agreement, he has not relied upon any representation or statement made by the Company or not set forth herein.
                  12.      Governing Law

                  This Agreement shall be governed by and construed in accordance with the laws of the State of Wisconsin, without regard to the principles of conflicts of law thereof, to the extent not superseded by applicable federal law.
                  13.      Warranty

                  The parties hereto represent and warrant that there exists no impediment or restraint, contractual or otherwise on their power, right or ability to enter into this Agreement and to perform their duties and obligations hereunder or as contemplated hereby.
                  14.      Taxes

                  All payments and distributions made to the Executive under this Agreement will be reduced by, or the Executive will otherwise pay, all income, employment and Medicare taxes required to be withheld on such payments.

                  15.      No Coercion

                  The parties hereto represent and acknowledge that they have decided to enter into this Agreement voluntarily, knowingly and without coercion of any kind.
                  16.      Enforceability/Severability

                  The parties hereto affirmatively acknowledge that this Agreement, and each of its provisions, is enforceable, and expressly agree not to challenge nor raise any defense against the enforceability of this Agreement or any of its provisions in the future. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions or portions of this Agreement shall be unaffected thereby and shall remain in full force and effect to the fullest extent permitted by law.
                  17.      Notices

                  All notices, requests, demands and other communication which are required or may be given under this Agreement shall be in writing and shall be deemed to have been duly given when received if personally delivered; when transmitted by telecopy, electronic or digital transmission method upon receipt of telephonic or electronic confirmation; that day after it is sent, if sent for next day delivery to a domestic address by recognized overnight delivery service (e.g., Federal Express) and upon receipt, if sent by certified or registered mail, return receipt requested. In each case notice shall be sent to:

                  If to the Executive, addressed to:
                  Jeffery T. Grade
                  Last Known Address in Company Records


                  If to the Company, addressed to:
                  Harnischfeger Industries, Inc.
                  3600 South Lake Drive
                  St. Francis, WI  53201-0554

                  Attention:  General Counsel

                  or to such other place and with such other copies as any party may designate as to itself or himself by written notice to the others.
                  18.      Amendments; Waivers

                  This Agreement may not be amended, modified or terminated, except by a written instrument signed by the parties hereto. Any provision of this Agreement may be waived by a written instrument signed by the party to be charged with such waiver.
                  19.      Successors

                  This Agreement shall be binding on the Executive, the Company, and their respective heirs, successors and assigns, including without limitation any corporation or other entity into which the Company may be merged, reorganized or liquidated, or by which may be acquired. The obligations of the Company may be assigned without limitation; but, as the obligations to be performed by the Executive hereunder are unique based upon his skills and qualifications, the Executive's obligations under this Agreement may not be assigned.

                  20.      Entire Agreement

                  Except as specified herein, this Agreement contains the entire agreement between the parties concerning the subject matter hereof and supersedes all prior agreements, understandings, discussions, negotiations and undertakings, whether written or oral, between the parties with respect thereto.
                  21.      Counterparts

                  This Agreement may be executed in several counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same Agreement.



IN WITNESS WHEREOF, the parties have executed this Agreement, as of the date and year first written above.

HARNISCHFEGER INDUSTRIES, INC.


  By:







                                                     Jeffery T. Grade




DocumentIDW/356726v4


                        TERMINATION AND RELEASE AGREEMENT


                  AGREEMENT (the "Agreement"), dated as of May 24, 1999 (the "Termination Date"), by and between Harnischfeger Industries, Inc. (the "Company"), and Francis M. Corby, Jr. (the "Executive").

                  WHEREAS, the Executive has been employed as Executive Vice President - Finance and Administration and Chief Financial Officer of the Company; and

                  WHEREAS, by mutual agreement between the parties hereto, the Executive shall hereby resign, effective as of the Termination Date, his positions as Executive Vice President - Finance and Administration and Chief Financial Officer of the Company, as a member of the board of directors of the Company and as an officer and director of any subsidiary or affiliate of the Company for which he is serving in such positions.

                  NOW, THEREFORE, BE IT RESOLVED, that the Company and the Executive, in consideration of the covenants herein set forth, hereby agree as follows:

                  1.       Termination of Employment

                  By mutual agreement with the Company, the Executive hereby resigns, effective as of the Termination Date, from his positions as Executive Vice President - Finance and Administration and Chief Financial Officer of the Company and a member of the Board of Directors of the Company, and from all other positions the Executive may currently hold as an officer or member of the board of directors of any of the Company's subsidiaries or affiliates. The Executive shall sign and deliver to the Company such other documents as may be necessary to effect or reflect such resignations.
                  2.       Severance Payments, Benefits and Obligations

                  (a) The Company will pay to the Executive his base salary through the Termination Date, and the Executive will not be entitled to any additional compensation or benefits from the Company, or its subsidiaries or affiliates, except as provided in this Agreement.
                  (b) Pursuant to the terms of the Harnischfeger Industries, Inc. Supplemental Retirement and Stock Funding Plan (the "SERP"), the Company shall pay the Executive the amounts due to the Executive under the SERP upon a termination of employment for "Good Reason," and the Company shall have no further obligations to the Executive under the SERP. Upon execution of this Agreement, the Company shall deliver to the Executive the shares of Company common stock due to the Executive pursuant to the SERP. The Executive hereby agrees that he will not violate any federal or state securities laws in connection with transactions in shares of the Company's securities.
                  (c) Pursuant to the terms of the Harnischfeger Industries, Inc. Long-Term Compensation Plan for Key Executives (the "LTCP"), the Company shall pay the Executive the amounts due to the Executive under the LTCP upon a termination of employment for "Good Reason" (as set forth in Exhibit A to this Agreement), and the Company shall have no further obligations to the Executive under the LTCP, other than any "Gross-Up Payments" which may become due to the Executive under Section 7 of the LTCP if, and to the extent, applicable.
                  (d) Upon execution of this Agreement, the Company shall pay the Executive a lump sum cash amount equal to $200,000. At the end of each month, commencing in June, 1999, the Company shall pay the Executive a lump sum cash amount equal to $25,000. The cash payments made to the Executive under this
Section 2(d) shall offset and be credited against the payments due to the Executive pursuant to Sections 2(b) and 2(c) of this Agreement. Notwithstanding anything to the contrary in this Section 2(d), the obligations of the Company under this Section 2(d) shall cease at such time as the aggregate payments made by the Company pursuant to this Section 2(d) and Sections 2(b) and 2(c) of this Agreement satisfy the Company's obligations to the Executive under the SERP and LTCP upon the Executive's termination of employment for Good Reason. Under no circumstances shall the aggregate payments made by the Company pursuant to Sections 2(b), 2(c) and 2(d) exceed the aggregate payments due to the Executive under the SERP and LTCP upon the Executive's termination of employment for Good Reason.
                  (e) The Company and its subsidiaries will continue to honor for at least six years following the Termination Date, pursuant to their terms, the director and officer indemnification and liability insurance provisions maintained by such entities with respect to the Executive, with respect to actions of the Executive as an officer or director of the Company (or any of its subsidiaries) prior to the Termination Date.
                  (f) The Company will reimburse the Executive for any unreimbursed reasonable business expenses incurred by the Executive prior to the Termination Date, pursuant to the Company's reimbursement policies, following the Executive's presentation of an expense report to the Company.
                  (g) The Company will provide the Executive with the outplacement services and, subject to the Executive continuing to make the required employee contributions, continuing medical, dental and vision benefits due to the Executive under the Company's Out Placement Services and Medical Benefits Continuation Plan, which benefits shall be equivalent to those provided to the Executive and his family as of the Termination Date.
                  (h) As soon as practicable following the Termination Date, the Company shall transfer to the Executive the lease on the Executive's Company-provided vehicle. The Company shall reimburse the Executive for the lease payments on such vehicle for the remaining period of the lease, as the lease payments become due, as soon as practicable following receipt of an invoice from the Executive.
                  (i) The Company shall permit the Executive to retain his Company-provided fax machine, lap-top computer and cellular telephone.
                  3.       Disparaging Comments

                  From and after the Termination Date, the Executive will refrain from taking actions or making statements, written or oral, which denigrate, disparage or defame the goodwill or reputation of the Company and any of its subsidiaries and affiliates (the "Company Entities") and their trustees, officers, security holders, partners, agents and former and current employees and directors or which are intended to, or may be reasonably expected to, adversely affect the morale of the employees of any of the Company Entities. The Executive further agrees not to make any negative statements to third parties relating to his employment or any aspect of the business of the Company Entities and not to make any negative or adverse statements to third parties about the circumstances of the termination of his employment, or the Company Entities and their trustees, officers, security holders, partners, agents and former and current employees and directors, except as may be required by a court or governmental body. The Company will take reasonable steps to advise actively employed executive officers of the Company and its subsidiaries, and members of their boards of directors not to denigrate, disparage or defame the Executive's reputation.
                  4.       Confidentiality of this Agreement

                  Except as required by law or regulation, or to the extent disclosed by the other party, none of the parties hereto will disclose the terms of this Agreement, provided that the Executive may disclose such terms to his financial and legal advisors and his spouse and the Company may disclose such terms to selected employees, advisors and affiliates on a "need to know" basis, each of whom shall be instructed by the Executive and the Company, as the case may be, to maintain the terms of this Agreement in strict confidence in accordance with the terms hereof.

                  5.       Restrictive Covenants

                  (a) The Executive has returned or will immediately return to the Company all Company Information (as defined below), including client lists, files, software, records, computer access codes and instruction manuals which he has in his possession, and agrees not to keep any copies of Company Information. The Executive affirms his obligation to keep all Company Information confidential and not to disclose it to any third party in the future. The term "Company Information" means: (i) confidential information, including information received from third parties under confidential conditions, and (ii) other technical, marketing, business or financial information, or information relating to personnel or former personnel of the Company, the use or disclosure of which might reasonably be construed to be materially contrary to the interest of the Company; provided, however, that the term "Company Information" shall not include any information that is or became generally known or available to the public other than as a direct result of a breach of this paragraph by the Executive or any action by the Executive prior to the Termination Date which would have been a breach of the Executive's obligations to the Company in effect at such time. The Executive shall have the right to remove from the offices of the Company any of his personal belongings which do not constitute Company Information. The Executive may disclose Company Information to the extent required by law or regulation; provided, that the Executive shall provide the Company's general counsel with reasonable written notice (if possible no less than 20 days' written notice) of any required disclosure. In the event the Company does not object to such disclosure within the time period, the Executive shall be permitted to disclose such Company Information. In the event the Company objects to such disclosure, the Executive agrees that he will not provide any Company Information that is the subject of such objection, but rather will refer the requesting entity to the Company unless he is subject to a court order to provide the Company Information.
                  (b) The Executive agrees that he will not engage in Competition during the two-year period following the Termination Date. "Competition" for the purposes of this Agreement shall mean: (i) becoming directly or indirectly involved, as an owner, principal, employee, officer, director, independent contractor, representative, stockholder, agent, advisor, lender or in any other capacity, with any of the entities set forth on Exhibit B attached to this Agreement (the "Listed Entities"), or by any person, entity, firm or corporation which is an affiliate or successor of any of the Listed Entities, or by any after-market provider of parts or services for any equipment manufactured by the Company or its subsidiaries; provided, however, that in no event shall passive ownership of less than 3% of the outstanding capital stock of any Listed Entity or other corporation, in and of itself, be deemed Competition if such capital stock is listed on a national securities exchange or regularly traded in an over-the-counter market; or

(ii) soliciting any person who is a customer of the businesses conducted by the Company, on behalf of a business described in clause (i) of this Section 5(b), or inducing or attempting to persuade any employee of the Company or any of its subsidiaries to terminate his or her employment relationship with the Company or any of its subsidiaries.

                  (c) The Executive acknowledges and agrees that the Company's remedy at law for any breach of the Executive's obligations under this Section 5 would be inadequate and agrees and consents that temporary and permanent injunctive relief may be granted in any proceeding which may be brought to enforce any provision of this Section without the necessity of proof of actual damage. With respect to any provision of this Section 5 finally determined by a court of competent jurisdiction to be unenforceable, the Executive and the Company hereby agree that such court shall have jurisdiction to reform this Agreement or any provision hereof so that it is enforceable to the maximum extent permitted by law, and the parties agree to abide by such court's determination.
                  6.       Waiver of Other Payments and Benefits; Stock Options

                  (a) The compensation and benefits arrangements set forth in this Agreement are in lieu of any rights or claims that the Executive may have with respect to severance or other benefits, or any other form of remuneration from the Company Entities, other than benefits under any tax-qualified employee pension benefit plans subject to the Employee Retirement Income Security Act of 1974, as amended (including the Company's 401(k) plan and tax-qualified pension plan), and without limiting the generality of the foregoing, the Executive hereby expressly waives any right or claim that he may have or could assert to payment for salary, bonuses, medical, dental or hospitalization benefits, payments under supplemental retirement plans and incentive plans, life insurance benefits, perquisites, expenses and attorneys' fees, except as otherwise provided in this Agreement (or to the extent attorneys' fees are provided in the LTCP or SERP) or as mandated under applicable law.
                  (b) The Executive acknowledges that all of his nonvested stock options for Company common stock shall be cancelled and forfeited upon the Termination Date, and that the Executive's vested stock options for Company common stock shall remain exercisable as provided in the applicable stock option agreement, and shall then be cancelled and forfeited at such time.
                  7.       Information Requests/Cooperation/Consulting Services

                  (a) The Executive agrees to make himself reasonably available to the Company to respond to requests by the Company for information concerning matters involving facts or events relating to the Company or any other Company Entity that may be within the Executive's knowledge, and to assist the Company and the Company Entities as reasonably requested with respect to pending and future litigations, arbitrations or other dispute resolutions. The Company will reimburse the Executive for his reasonable travel expenses and costs incurred as a result of his assistance under this Section 7(a).
                  (b) In addition to the Executive's cooperation with the Company described in Section 7(a) above, for the one-year period following the Termination Date (the "Consulting Period"), the Executive shall provide reasonable consulting services to the Company from time to time upon the request of the Company's chief executive officer. The Company shall compensate the Executive for such consulting services by a per diem payment of $1,000 for up to 50 days consulting during the Consulting Period. At the end of the Consulting Period, the Company shall pay the Executive an amount equal to $50,000, less the aggregate per diem payments previously paid under this Section 7(b), so long as the Executive has made himself available to provide the consulting services hereunder. In addition to the foregoing, if the Company requests the Executive to provide consulting services for more than 50 days during the Consulting Period, the Company and the Executive shall agree upon appropriate compensation for such additional services. The consulting requirements under this Section 7(b) shall not unreasonably interfere, however, with the Executive's employment opportunities or responsibilities.
                  8.       No Admission of Wrongdoing

                  Nothing contained in this Agreement shall be construed in any way as an admission by any of the parties of any act, practice or policy of discrimination or breach of contract either in violation of applicable law or otherwise.
                  9.       Waiver and Release

                  (a) In consideration of the payments and benefits set forth in this Agreement, except for the payment and benefits expressly provided herein (including the indemnification obligations under Section 2(e) of this Agreement), the Executive, for himself, his heirs, administrators, representatives, executors, successors and assigns (collectively "Releasors") does hereby irrevocably and unconditionally release, acquit and forever discharge the Company Entities and their trustees, officers, security holders, partners, agents, and former and current employees and directors, including without limitation all persons acting by, through, under or in concert with any of them (collectively, "Releasees"), from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, remedies, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs) of any nature whatsoever, known or unknown, whether in law or equity and whether arising under federal, state or local law and in particular including any claim for discrimination based upon race, color, ethnicity, sex, age (including the Age Discrimination in Employment Act of 1967) (the "ADEA Release"), national origin, religion, disability, or any other unlawful criterion or circumstance, which the Releasors had, now have, or may have in the future, against each or any of the Releasees from the beginning of the world until the date of the execution of this Agreement. The Executive acknowledges and agrees that if he or any other Releasor should hereafter make any claim or demand or commence or threaten to commence any action, claim or proceeding against the Releasees with respect to any cause, matter or thing which is the subject of this Section 9(a), this Agreement may be raised as a complete bar to any such action, claim or proceeding, and the applicable Releasee may recover from the Executive all costs incurred in connection with such action, claim or proceeding, including attorneys' fees.
                  (b)  In  consideration  of  the  Executive's   agreements  and
covenants set forth in this Agreement, the Company and its subsidiaries (the "Company Releasors") hereby irrevocably and unconditionally release, acquit and forever discharge the Executive from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, remedies, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs) of any nature whatsoever, known or unknown, whether in law or equity and whether arising under federal, state or local law, which the Company Releasors now have, or may have in the future, against the Executive with respect to the Executive from the beginning of the world until the date of the execution of this Agreement, other than any claim based upon fraudulent or illegal activity that was not discovered by the Company Releasors until subsequent to the date of execution of this Agreement, or any claim that may be brought derivatively. The Company Releasors acknowledge and agree that if they should hereafter make any claim or demand or commence or threaten to commence any action, claim or proceeding against the Executive with respect to any cause, matter or thing which is the subject of this Section 9(b), this Agreement may be raised as a complete bar to any such action, claim or proceeding, and the Executive may recover from the Company Releasors all costs incurred in connection with such action, claim or proceeding, including attorneys' fees.
                  (c) The Executive  affirms that prior to the execution of this
Agreement and the waiver and release in Section 9(a), the Executive was advised by the Company to consult with an attorney of the Executive's choice concerning the terms and conditions set forth herein, and that the Executive was given up to 21 days to consider executing this Agreement, including the ADEA Release in
Section 9(a). The Executive has 7 days following his execution of this Agreement to revoke the ADEA Release. In the event the Executive revokes the ADEA Release, the Executive shall return to the Company any amounts paid to the Executive under the first sentence of Section 2(d) of this Agreement, and Company may terminate the consulting arrangement set forth in Section 7(b) of this Agreement.
                  10.      Public Statement

                  The parties acknowledge that the Executive's termination of employment has been announced by a statement mutually agreed upon by the Company and the Executive, and agree that no subsequent comments shall be made to the media or through other public statements by any party hereto regarding the Executive's termination of employment that are inconsistent with such statement, except as may be required by applicable law or regulation.
                  11.      No Reliance

                  The Executive represents and acknowledges that, in executing this Agreement, he has not relied upon any representation or statement made by the Company or not set forth herein.
                  12.      Governing Law

                  This Agreement shall be governed by and construed in accordance with the laws of the State of Wisconsin, without regard to the principles of conflicts of law thereof, to the extent not superseded by applicable federal law.
                  13.      Warranty

                  The parties hereto represent and warrant that there exists no impediment or restraint, contractual or otherwise on their power, right or ability to enter into this Agreement and to perform their duties and obligations hereunder or as contemplated hereby.
                  14.      Taxes

                  All payments and distributions made to the Executive under this Agreement will be reduced by, or the Executive will otherwise pay, all income, employment and Medicare taxes required to be withheld on such payments.

                  15.      No Coercion

                  The parties hereto represent and acknowledge that they have decided to enter into this Agreement voluntarily, knowingly and without coercion of any kind.
                  16.      Enforceability/Severability

                  The parties hereto affirmatively acknowledge that this Agreement, and each of its provisions, is enforceable, and expressly agree not to challenge nor raise any defense against the enforceability of this Agreement or any of its provisions in the future. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement. In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, the remaining provisions or portions of this Agreement shall be unaffected thereby and shall remain in full force and effect to the fullest extent permitted by law.
                  17.      Notices

                  All notices, requests, demands and other communication which are required or may be given under this Agreement shall be in writing and shall be deemed to have been duly given when received if personally delivered; when transmitted by telecopy, electronic or digital transmission method upon receipt of telephonic or electronic confirmation; that day after it is sent, if sent for next day delivery to a domestic address by recognized overnight delivery service (e.g., Federal Express) and upon receipt, if sent by certified or registered mail, return receipt requested. In each case notice shall be sent to:
                  If to the Executive, addressed to:
                  Francis M. Corby, Jr.
                  Last Known Address in Company Records


                  If to the Company, addressed to:
                  Harnischfeger Industries, Inc.
                  3600 South Lake Drive
                  St. Francis, WI  53201-0554

                  Attention:  General Counsel
                  or to such other place and with such other copies as any party may designate as to itself or himself by written notice to the others.
                  18.      Amendments; Waivers

                  This Agreement may not be amended, modified or terminated, except by a written instrument signed by the parties hereto. Any provision of this Agreement may be waived by a written instrument signed by the party to be charged with such waiver.
                  19.      Successors

                  This Agreement shall be binding on the Executive, the Company, and their respective heirs, successors and assigns, including without limitation any corporation or other entity into which the Company may be merged, reorganized or liquidated, or by which may be acquired. The obligations of the Company may be assigned without limitation; but, as the obligations to be performed by the Executive hereunder are unique based upon his skills and qualifications, the Executive's obligations under this Agreement may not be assigned.

                  20.      Entire Agreement

                  Except as specified herein, this Agreement contains the entire agreement between the parties concerning the subject matter hereof and supersedes all prior agreements, understandings, discussions, negotiations and undertakings, whether written or oral, between the parties with respect thereto.
                  21.      Counterparts

                  This Agreement may be executed in several counterparts, each of which shall be deemed to be an original, but all of which together will constitute one and the same Agreement.



                  IN WITNESS WHEREOF, the parties have executed this Agreement, as of the date and year first written above.
                         HARNISCHFEGER INDUSTRIES, INC.

                                                     By:







                              Francis M. Corby, Jr.







                                                                      Exhibit 11
                        HARNISCHFEGER INDUSTRIES, INC.
                        CALCULATION OF EARNINGS PER SHARE
             (Dollar amounts in thousands except per share amounts)


                                                         Three Months Ended              Six Months Ended
                                                              April 30,                       April 30,
                                                      ---------------------------    ----------------------------
                                                         1999           1998            1999            1998

Average common shares outstanding
        Basic                                            46,369       46,416           46,143          46,579
                                                      ============  =============    ============   =============
        Diluted                                          46,369       46,416           46,143          46,579
                                                      ============  =============    ============   =============



(Loss) from continuing operation                       $ (74,258)     $(72,826)      $(90,657)      $ (97,797)

Income from discontinued operation,
       net of applicable income taxes                           -          972              -           4,376

Gain on sale of discontinued operations,
       net of applicable income taxes                           -      151,500              -         151,500

                                                      ============  =============    ============   =============
        Net Income (Loss)                              $ (74,258)     $ 79,646       $(90,657)       $ 58,079
                                                      ============  =============    ============   =============

Basic Earnings Per Share
        (Loss) from continuing operations               $ (1.60)       $(1.57)         $ (1.96)       $ (2.10)
        Income and net gain from sale of
             discontinued operation                             -        3.28                -           3.35
                                                      ------------  -------------    ------------   -------------
        Net Income (Loss)                               $ (1.60)       $ 1.71          $ (1.96)        $ 1.25
                                                      ============  =============    ============   =============

Diluted Earnings Per Share
        (Loss) from continuing operations               $ (1.60)       $ (1.57)        $ (1.96)        $(2.10)
        Income and net gain from sale of
             discontinued operation                             -         3.28               -           3.35
                                                      ------------  -------------    ------------   -------------
         Net Income (Loss)                               $ (1.60)       $ 1.71         $ (1.96)        $ 1.25
                                                      ============  =============    ============   =============
