Form 10-Q
period 1999-07-31
HARNISCHFEGER INDUSTRIES INC
filed 1999-09-20
CIK 801898

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   _X_ OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999
                                  -------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   ___ OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM TO ___
                                        -


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

                                    Yes X No

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                    Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at September 20, 1999
Common Stock, $1 par value                               47,949,089  shares




                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)

                                    FORM 10-Q
                                  July 31, 1999

                                      INDEX


PART I.


Financial Information:

Consolidated Statement of Operations -
Three and Nine Months Ended
July 31, 1999 and 1998

Consolidated Balance Sheet -
July 31, 1999 and October 31, 1998

Consolidated Statement of Cash Flows -
Nine Months Ended July 31, 1999 and 1998

Consolidated Statement of Shareholders' Equity - (Deficit)
Nine Months Ended July 31, 1999 and 1998

Notes to Consolidated Financial Statements

Management's Discussion and Analysis
of Results of Operations and Financial Condition


PART II.

Other Information

Signatures












                         PART I. FINANCIAL INFORMATION
                         HARNISCHFEGER INDUSTRIES, INC.
                   (Debtor-in-Possession as of June 7, 1999)
                        CONSOLIDATED STATEMENT OF OPERATIONS
             (Dollar amounts in thousands except per share amounts)
                                  (Unaudited)

                                                     Three Months Ended                Nine Months Ended
                                                          July 31,                         July 31,
                                              ------------------------------------------------------------------
                                                  1999             1998             1999              1998
                                              ------------------------------    --------------------------------
Revenues
       Net Sales                               $     421,754    $    503,169     $  1,366,128       $ 1,538,852
       Other Income                                    1,364             475           11,319            11,235
                                              --------------   -------------    -------------     --------------
                                                     423,118         503,644        1,377,447         1,550,087
Cost of Sales, including anticipated
        losses on contracts                          749,167         443,996        1,606,586         1,383,450
Product Development, Selling
        and Administrative Expenses                  149,145         113,959          352,551           326,969
Strategic and Financing Initiatives                    7,716                            7,716
Reorganization Items                                 146,655                          146,655
Restructuring Charges                                 86,931             -             86,931            65,000
Charge Related to Executive Change                    19,098                           19,098
                                              --------------   -------------    -------------     --------------
Operating (Loss)                                    (735,594)        (54,311)        (842,090)         (225,332)

Interest Expense - Net (excludes
     contractual interest expense of
     $10,539 for 1999)                               (12,709)        (20,539)         (57,611)          (58,636)
                                              --------------   -------------    -------------     --------------
(Loss) before Benefit (Provision)for
     Income Taxes and Minority Interest             (748,303)        (74,850)        (899,701)         (283,968)

Benefit (Provision) for Income Taxes                (273,234)         25,450         (221,734)          107,150

Minority Interest                                      2,134          10,796           11,375            40,417
                                              --------------   -------------     --------------      ------------

Net (Loss) From Continuing Operations             (1,019,403)        (38,604)      (1,110,060)         (136,401)

Income from Discontinued Operation,
  net of applicable income taxes                         -               -                 -              4,376
Gain on Sale of Discontinued Operation,
  net of applicable income taxes                         -               -                 -            151,500
                                              --------------   -------------      --------------     ------------

Net Income (Loss)                              $  (1,019,403)   $    (38,604)     $(1,110,060)     $     19,475
                                              ==============   =============      ==============     ============

Basic Earnings (Loss) Per Share
(Loss) from continuing operations              $      (21.92)   $      (0.83)      $   (23.99)     $      (2.93)
Income from and net gain on sale of
    discontinued operation                               -               -                  -              3.35
                                              --------------   -------------      -------------     -------------
Net Income (Loss)                              $      (21.92)   $      (0.83)      $   (23.99)     $       0.42
                                              ==============   =============      =============     =============

Diluted Earnings (Loss) Per Share
(Loss)from continuing operations               $      (21.92)   $      (0.83)      $   (23.99)     $      (2.93)
Income from and net gain on sale of
    discontinued operation                               -               -                  -              3.35
                                              --------------   -------------      -------------     -------------
Net Income (Loss)                              $      (21.92)   $      (0.83)      $   (23.99)     $       0.42
                                              ==============   =============      =============     =============

                See accompanying notes to financial statements




                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                           CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)


                                           July 31,       October 31,
                                             1999             1998
                                        ---------------  ----------------
                                         (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents              $     60,016     $     30,012
  Accounts receivable-net                     580,613          692,326
  Inventories                                 543,154          610,478
  Prepaid income taxes                            -             74,186
  Other current assets                         67,105           56,142
                                        ---------------  ----------------
                                            1,250,888        1,463,144

Property, Plant and Equipment:
  Land and improvements                        61,072            61,454
  Buildings                                   259,695           289,789
  Machinery and equipment                     744,374           809,969
                                        --------------   ----------------
                                            1,065,141         1,161,212
  Accumulated depreciation                   (542,592)         (529,884)
                                        ---------------  ----------------
                                              522,549           631,328

Investments and Other Assets:
  Goodwill                                    452,679           480,625
  Intangible assets                            95,519            31,343
  Other assets                                126,885           180,819
                                        ---------------  ----------------
                                              675,083           692,787
                                        ===============  ================
                                         $  2,448,520     $   2,787,259
                                        ===============  ================



                   See accompanying notes to financial statements.



                         HARNISCHFEGER INDUSTRIES, INC.
                   (Debtor-in-Possession as of June 7, 1999)
                           CONSOLIDATED BALANCE SHEET
                          (Dollar amounts in thousands)

                                                    July 31,       October 31,
                                                      1999             1998
                                                 ---------------  --------------
                                                  (Unaudited)

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
  Short-term notes payable, including current
    portion of long-term obligations              $    162,283     $    156,383
  Trade accounts payable                               195,418          333,624
  Employee compensation and benefits                    89,606           73,334
  Advance payments and progress billings                80,732          115,320
  Accrued warranties                                    64,495           58,053
  Accrued contract losses, restructuring
    charges and other liabilities                      638,441          289,566
                                                 ---------------  --------------
                                                     1,230,975        1,026,280

Long-term Obligations                                  149,251          962,797

Other Liabilities:
  Liability for postretirement benefits                 32,947           34,187
  Accrued pension costs                                 69,558           40,812
  Other liabilities                                     10,441           12,495
                                                 ---------------  --------------
                                                       112,946           87,494

Liabilities Subject to Compromise                    1,378,442

Minority Interest                                       27,497           43,838

Shareholders' Equity (Deficit):
  Common stock (51,668,939 and
     51,668,939 shares issued, respectively)            51,669           51,669
  Capital in excess of par value                       573,738          586,509
  Retained earnings (deficit)                         (898,730)         216,065
  Accumulated comprehensive (loss)                     (76,495)         (60,289)
  Less:
      Stock Employee Compensation Trust
         (1,433,147 and 1,433,147 shares,
         respectively) at market                        (2,777)         (13,525)
      Treasury stock (3,865,101 and
         4,465,101 shares, respectively)
         at cost                                       (97,996)        (113,579)
                                                 ---------------  --------------
                                                      (450,591)         666,850
                                                 ---------------  --------------
                                                  $  2,448,520     $  2,787,259
                                                 ===============  ==============

       See accompanying notes to financial statements.





                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Dollar amounts in thousands)
                                  (Unaudited)
                                                                              Nine Months Ended
                                                                                  July 31,
                                                                           ________________________
Operating Activities                                                           1999          1998
                                                                           ____________   _________

Net income (loss)                                                          $(1,110,060)   $ 19,475
Add (deduct) - Items not affecting cash:
     Income from and gain on sale of discontinued operation                       -       (155,876)
     Restructuring charges                                                      86,931      65,000
     Charge related to executive change                                         18,498        -
     Reorganization items                                                      133,700        -
     Minority interest, net of dividends paid                                  (11,127)    (40,417)
     Depreciation and amortization                                              67,088      65,614
Changes in working capital, exclusive of acquisitions and
  divestitures and net of liabilities subject to compromise
     Decrease in accounts receivable - net                                      80,549      40,727
     Decrease (increase) in inventories                                         60,633     (56,900)
     (Increase) in other current assets                                        (11,944)     (6,640)
     Increase (decrease) in income taxes - net of
        change in valuation allowance                                          208,522    (144,198)
     Increase (decrease) in trade accounts payable                              31,321    (114,629)
     Increase (decrease) in employee compensation and benefits                  15,449    (22,971)
     (Decrease) increase in advance payments and progress billings             (32,258)     21,559
     Increase (decrease) in accrued contract losses and other liabilities      311,706    (28,942)
                                                                           -------------  -----------
       Net cash (used by) operating activities                                (150,992)   (358,198)
                                                                           -------------  -----------

Investment and Other Transactions
     Acquisitions, net of cash acquired                                           -        (40,192)
     Proceeds from sale of Material Handling                                      -        341,000
     Proceeds from sale of J&L Fiber Services                                     -        109,445
     Net proceeds from sale of non-core Dobson Park businesses                               9,323
     Property, plant and equipment acquired                                    (53,234)    (90,851)
     Property, plant and equipment retired                                      18,407      17,045
     Deposit related to APP letters of credit and other                        (28,453)     (6,336)
                                                                           -------------  ----------
       Net cash (used by) provided by investment
         and other transactions                                                (63,280)    339,434
                                                                           -------------  ----------

Financing Activities
     Dividends paid                                                             (4,592)    (13,920)
     Exercise of stock options                                                    -          1,318
     Purchase of treasury stock                                                   -        (30,086)
     Financing fees related to DIP Facility                                    (15,500)
     Borrowings under long-term obligations prior to filing                     125,000     177,332
     Borrowings under DIP Facility                                             137,000
     Payments on long-term obligations                                          (2,198)     (1,423)
     Increase (decrease) in short-term notes payable - net                       3,577     (93,583)
                                                                           -------------  ----------
       Net cash provided by financing activities                               243,287      39,638
                                                                           -------------  ----------
Effect of Exchange Rate Changes on Cash and
     Cash Equivalents                                                              989      (1,678)
                                                                           -------------------------
Increase in Cash and Cash Equivalents                                           30,004      19,196

Cash and Cash Equivalents at Beginning of Period                                30,012      29,383
                                                                           -------------------------
Cash and Cash Equivalents at End of Period                                 $    60,016    $ 48,579
                                                                           =========================

                        See accompanying notes to financial statements.



                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                 Capital in  Comprehen-Retained  Accumulated
                                        Common   Excess of    sive    Earnings  Comprehensive             Treasury
                                         Stock   Par Value   (Loss)   (Deficit)   (Loss)       SECT        Stock         Total
                                        -------------------------------------------------------------------------------------------

Nine Months Ended July 31, 1999
Balance at October 31, 1998             $51,669  $586,509              $  216,065   $(60,289)   $(13,525)  $(113,579)    $  666,850

  Comprehensive (loss):
   Net (loss)                                              $(1,110,060)(1,110,060)                                       (1,110,060)
   Other Comprehensive (loss):
     Currency translation adjustment                           (16,206)              (16,206)                               (16,206)
                                                           ------------
       Total Comprehensive (loss)                          $(1,126,266)
                                                           ============
  Dividends paid ($.10 per share)                                          (4,735)                                           (4,735)
  Dividends on shares held by SECT                    143                                                                       143
  600,000 shares purchased by employee
     and director benefit plans                   (10,035)                                                    15,583          5,548
  Adjust SECT shares to market value              (10,748)                                        10,748                        -
  Unearned compensation expense on
     executive contract buyout                      7,462                                                                     7,462
  Amortization of unearned compensation
     on restricted stock                              407                                                                       407
                                        --------------------------------------------------------------------------------------------
Balance at July 31, 1999                $51,669  $573,738              $ (898,730)  $(76,495)   $ (2,777)   $(97,996)   $  (450,591)
                                        ============================================================================================

Nine Months Ended July 31, 1998
Balance at October 31, 1997             $51,607  $625,358             $   253,727   $(41,440)   $(56,430)   $(83,162)   $   749,660
  Comprehensive (loss):
   Net income                                              $    19,475     19,475                                            19,475
   Other Comprehensive (loss):
     Currency translation adjustment                           (30,309)              (30,309)                               (30,309)
                                                           ------------
       Total Comprehensive (loss)                          $   (10,834)
                                                           ============
  Exercise of 61,767 stock options           62     1,256                                                                     1,318
  Dividends paid ($.30 per share)                                         (14,350)                                          (14,350)
  Dividends on shares held by SECT                    430                                                                       430
  Adjust SECT shares to market value              (20,780)                                        20,780                        -
  123,926 shares purchased by employee
    and director benefit plans                      1,926                                                      3,495          5,421
  886,500 shares acquired as treasury
    stock                                                                                                    (30,086)       (30,086)
  Amortization of unearned compensation
    on restricted stock                               524                                                                       524
                                        --------------------------------------------------------------------------------------------
Balance at July 31, 1998                $51,669  $608,714             $   258,852   $(71,749)   $(35,650)  $(109,753)   $   702,083
                                        ============================================================================================


                 See accompanying notes to financial statements



                          HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1999
             (Dollar amounts in thousands except per share amounts)
                                   (Unaudited)

(a)   Reorganization under Chapter 11

      On June 7, 1999, Harnischfeger Industries, Inc. (the "Company") and its domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and orders for relief were entered. The Debtors include the Company's principal domestic operating subsidiaries, Beloit Corporation ("Beloit"), Joy Mining Machinery ("Joy"), and P&H Mining Equipment ("P&H"). The Debtors' Chapter 11 cases have been consolidated for the purpose of joint administration under case number 99-2171. The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, actions to collect prepetition indebtedness of the Debtors and other contractual obligations against the Debtors may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts, including leases. Additional claims may arise from such rejections, and from the determination by the court (or as agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. From time to time since the Chapter 11 filing, the Bankruptcy Court has approved motions allowing the Company to reject certain business contracts which were deemed burdensome or of no value to the Company. The Debtors have not yet completed their review of all their prepetition executory contracts and leases for assumption or rejection. See also note (i) - Liabilities Subject to Compromise.

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

(b)   Basis of Presentation

      The accompanying consolidated interim financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. As a result of the Debtors' Chapter 11 filings, however, such matters are subject to significant uncertainty. The Debtors intend to file a plan of reorganization with the Bankruptcy Court. Continuing on a going concern basis is dependent upon, among other things, the Debtors' formulation of an acceptable plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. The accompanying consolidated interim financial statements do not reflect (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority, (c) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan of reorganization, or (d) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

      The Company's financial statements as of July 31, 1999 have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code," issued November 19, 1990 ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company. Prior years comparative balances have not been reclassified to conform to current year balances stated under SOP 90-7.

      In the opinion of management, all adjustments necessary for the fair presentation on a going concern basis of the results of operations for the three and nine months ended July 31, 1999 and 1998, cash flows for the nine months ended July 31, 1999 and 1998, and financial position at July 31, 1999 have been made. All adjustments made are of a normal recurring nature, except for those more fully discussed in the notes.

      These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998.

      The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

(c)   Debtor-in-Possession Financing

      On July 8, 1999 the Bankruptcy Court approved Chase Manhattan Bank to underwrite a two-year,
      $750,000 Revolving Credit, Term Loan and Guaranty Agreement (the "DIP Facility") consisting of three tranches: (i) Tranche A is a $350,000 revolving credit facility with sublimits for import documentary letters of credit of $20,000 and standby letters of credit of $300,000; (ii) Tranche B is a $200,000 term loan facility; and (iii) Tranche C is a $200,000 standby letter of credit facility.

      Proceeds from the DIP Facility may be used to fund postpetition working capital and for other general corporate purposes during the term of the DIP Facility and to pay up to $35,000 of prepetition claims of critical vendors. The Company is permitted to make loans and issue letters of credit in an aggregate amount not to exceed $240,000 to foreign subsidiaries for specified limited purposes, including up to $90,000 for working capital needs of foreign subsidiaries and $110,000 of loans and $110,000 of letters of credit for support or repayment of existing credit facilities. The Company may use up to $40,000 (of the $240,000) to issue stand-by letters of credit to support foreign business opportunities. Beginning August 1, 1999, the DIP Facility includes monthly minimum EBITDA tests and quarterly limits on capital expenditures. At July 31, 1999, $137,000 of the DIP Facility was drawn and is classified as a long-term obligation.

      The DIP Facility benefits from superpriority administrative claim status as provided under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured prepetition claims and all administrative expenses incurred in the Chapter 11 case. The Tranche A and B direct borrowings under the DIP Facility are priced at LIBOR + 2.75% per annum on the outstanding borrowings. Letters of Credit are priced at 2.75% per annum on the outstanding face amount of each Letter of Credit. In addition, the Company pays a commitment fee of 0.50% per annum on the unused amount of the commitment payable monthly in arrears. The DIP Facility matures on the earlier of the substantial consummation of a Plan of Reorganization or June 6, 2001.

      The Company has agreed with the Official Committee of Unsecured Creditors appointed by the U.S. Trustee (the "Creditors' Committee") and with MFS Municipal Income Trust and MFS Series Trust III (collectively, the "MFS Funds"), holders of certain debt issued by Joy, to a number of restrictions regarding transactions with foreign subsidiaries and Beloit:

o The Company has agreed to give at least five days prior written notice to the Creditors' Committee and to the MFS Funds of the Debtors' intention to (a) make loans or advances to, or investments in, any foreign subsidiary for working capital purposes in an aggregate amount in excess of $90,000; or (b) make loans or advances to, or investments in, any foreign subsidiary to repay the existing indebtedness or cause letters of credit to be issued in favor of a creditor of a foreign subsidiary in an aggregate amount, cumulatively, in excess of $30,000.

          In addition, the Company has agreed to give notice to the Creditors' Committee and to the MFS Funds with respect to any liens created by a foreign subsidiary on any of its assets to secure any indebtedness.

o The Company has also agreed to give at least five days prior written notice to the Creditors' Committee and to the MFS Funds of (a) the Debtors' intention to make postpetition loans or advances to, or investments in, Beloit or any of its subsidiaries in an aggregate amount at any time outstanding, cumulatively, in excess of $115,000 or
          (b) the intention of Beloit or any of Beloit's subsidiaries to bid on any contract under which the aggregate amount of payments to Beloit or such subsidiary would be equal to or in excess of $50,000 or under which Beloit or any of Beloit's subsidiaries would be required to provide letters of credit (or other form of credit support) in an aggregate amount equal to or in excess of $15,000.

          The Company has agreed that Beloit and its subsidiaries will not bid on any contract under which the aggregate amount of payments to Beloit or such subsidiary would be equal to or in excess of $5,000 unless the Senior Management Committee of Beloit has reviewed the bid. At the end of each calendar quarter, the Company has agreed to provide the Creditors' Committee with notice of all such contracts entered into by Beloit and its subsidiaries during the quarter.

o The Company has agreed to notify the MFS Funds of any reduction in the net book value of Joy of ten percent or more from $364,060. Additional reserves recorded at Joy during the third quarter may reduce the net book value of Joy below this amount. If such a reduction occurs, the Company has agreed to provide the MFS Funds with periodic financial statements for Joy.

     The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and borrowings under the DIP Facility. While the Company expects that such sources will provide sufficient working capital to operate its business, there can be no assurances that such sources will prove to be sufficient. While the Company has been in compliance with the DIP Facility covenants through the date of this filing, a continuation of unfavorable business conditions or other events could require the Company to seek modifications or waivers of certain covenants. In such event, there is no certainty that the Company would obtain such modifications or waivers to avoid default under the DIP Facility.


(d) Changes in Estimates

     The Company's provisions for excess and obsolete inventory, doubtful accounts receivable, and anticipated losses on contracts are based on the Company's best estimates of costs to complete contracts, customer demand for new machines, rebuilds and services, costs of financing, material and labor costs, and overall levels of customer satisfaction with machine performance.

     As a result of the Chapter 11 filing and a combination of adverse factors impacting the Company during the third quarter, including reductions in product line offerings and material supply delays caused by prepetition liquidity limitations and postpetition resupply timing difficulties, the Company's results of operations for the third quarter included charges aggregating $375,100 for the following changes in estimates:

               Charged to product development,
               selling, and administrative expenses:

                    Allowance for doubtful accounts         $    41,200
                                                            -----------
               Charged to cost of sales:

                    Warranties and other                    $    57,400
                    Excess and obsolete inventory                63,200
                    Losses on contracts (primarily APP*)        213,300
                                                            -----------
                                                                333,900
                                                            -----------
                                                            $   375,100
                                                            ===========




 (*) Of the charge, $163,500 relates to APP and $49,800 relates to provisions for estimated losses on contracts in process arising from the liquidity issues. See Beloit APP Contracts


(e)     Strategic and Financing Initiatives

       The Company incurred $7,716 of charges related to certain consulting and legal costs associated with strategic financing and business alternatives investigated prior to the Chapter 11 filing.

(f)    Reorganization Items

       Reorganization expenses are comprised of items of income, expense and loss that were realized or incurred by the Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code. Such items for the third quarter of fiscal 1999 consisted of the following:


             Professional fees directly related to the filing        $  9,373
             Amortization of DIP financing costs                        1,250
             Interest earned on DIP proceeds                              (68)
             Provision for rejected Princeton Paper lease              54,000
             Loss on investment in Princeton Paper                     82,100
                                                                      --------
                                                                     $146,655
                                                                     =========

       Princeton Paper Company, LLC, ("Princeton Paper"), a subsidiary of Beloit and one of the Debtors, has, until recently, operated a pulp and paper mill located in Fitchburg, Massachusetts (the "Mill"). Beloit originally became responsible for the operations of Princeton Paper and the Mill in 1997 through settlement of a dispute with the former owner of the Mill and the holders of bonds which had been issued to finance the Mill. Under that settlement, Princeton Paper committed to make lease payments under a fifteen year operating lease of the Mill. Beloit guaranteed those obligations. On July 8, 1999, the Company obtained authority from the Bankruptcy Court for Princeton Paper to fully cease operating, and shortly thereafter the Mill was shut down. Subsequently, the Company rejected the lease and settlement agreement, pursuant to the Bankruptcy Code. The Company has recorded a charge of $82,100 relating to the decision to close Princeton Paper. The characterization and treatment of the lease in the bankruptcy case could affect Beloit's ultimate liability for the lease payments. The aggregate present value of the lease payments ($54,000) has been provided for as an estimate of the claims which may be allowed by the Bankruptcy Court.

(g)    Charge Related to Executive Change

       In connection with certain management organizational changes that occurred during the third quarter, a charge to earnings of $19,098 was made. The charge was primarily associated with supplemental retirement, restricted stock, and long-term compensation plan obligations. This charge consisted of $600 paid prior to the Chapter 11 filing, adjustments of $9,980 reducing the carrying value of the applicable plan assets and an accrued liability of $8,518 which has been classified in the consolidated balance sheet as part of the liabilities subject to compromise.

(h)   1999 and 1998 Restructuring Charges

      The following summarizes the restructuring charges provided by the Company during 1999 and 1998:


                                      1999                 1998
                                   ---------           ----------

                    Beloit         $  78,700           $   65,000
                    Joy                8,231                  -
                                   ---------           ----------
                                   $  86,931           $   65,000
                                   =========           ==========



 Beloit

      1999 charge-
      An additional charge is being taken during 1999 of $78,700 primarily relates to the further strategic reorganization of Beloit. This reorganization rationalizes certain product offerings from a full breadth of product lines to more specific offerings which are more in line with the strategic strengths of the Company and projected strengths of the marketplace. As part of the restructuring, outsourcing is expected to increase significantly. The charge consists of facility closure charges including estimated amounts for reductions in assets to net realizable values and accruals for closing and disposal costs related to closing certain manufacturing facilities, engineering offices and research and development centers. The cash portion of the third quarter charge is approximately $8,700. The Company anticipates additional cash charges in future quarterly periods aggregating approximately $51,300, primarily in the form of severance payments in conjunction with the implementation of these strategic initiatives. The Company continues to examine all alternatives with respect to Beloit. Additional charges may be necessary in the future.

      In connection with the third quarter restructuring charges, the Company expects to reduce headcount at Beloit by at least 600 employees. These actions include staff reductions in manufacturing, engineering, marketing, product development and administrative support functions. Anticipated related termination costs, expected to be recorded in the fourth quarter of 1999 and consists of severance obligations and pension and post-retirement plan curtailment charges. The cash cost portion of the fourth quarter charge is estimated to be approximately $29,700.


      1998 charge-
      In the second quarter of 1998, the Company recorded a $65,000 restructuring charge ($31,900 after tax and minority interest). The charge included costs related to severance for approximately 1,000 employees worldwide, facility closures, and the disposal of machinery and equipment. Closures have been completed of pulping-related manufacturing facilities in Sherbrooke, Quebec, Canada and Dalton, Massachusetts. Conversion of a paper-related manufacturing facility in the United Kingdom into a roll manufacturing facility is complete. The cash and non-cash elements of the restructuring charge each approximated $32,500.

      Details of the 1998 restructuring charge are as follows:

                                                         Liabilities
                        Original    Reserve   Change in  Subject to   7/31/99
                        Reserve     Utilized  Estimate   Compromise   Reserve
                       -----------  --------- ----------  ----------  --------
Employee severance     $ 25,800    $(17,528)  $ (2,782)   $ (3,744)  $  1,746
Facility closures        33,300     (34,739)     1,439           -          -
Machinery and equipment
      dispositions        5,900      (7,243)     1,343           -          -
                       ----------- ----------- ----------  ---------- --------

Pre-tax charge         $ 65,000    $(59,510)  $      -    $ (3,744)  $  1,746
                       =========== =========  =========   =========  =========


Joy
      The charge during the third quarter of 1999 of $8,231 relates to the planned contraction of operations at certain facilities. This charge includes approximately $7,300 primarily for the impairment of certain assets and approximately $900 for announced employee terminations. Future cash charges of approximately $20,900 in connection with further cost reduction initiatives will likely commence during the fourth quarter of 1999 or the first quarter of fiscal 2000. The estimates could change as
      the  Company   continues  to  develop   plans  related  to  the cost
      reduction iniatives.

(i)      Liabilities Subject to Compromise

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. Additional claims may arise resulting from rejection of additional executory contracts or unexpired leases by the Company. Under an approved final plan of reorganization, these claims may be settled at amounts substantially less than their allowed amounts.


     -Recorded Liabilities
     Recorded liabilities subject to compromise under the Chapter 11 proceedings as of July 31, 1999 consisted of the following:


          Accounts payable                                        $   165,383
          Accrued interest expense, as of June 6, 1999                 17,343
          Accrued executive change expense                              8,398
          Preferred stock of Benefit, Inc.                              5,457
          8.9% Debentures, due 2022                                    75,000
          8.7% Debentures, due 2022                                    75,000
          7 1/4% Debentures, due 2025 (net of discount of $1,222)     148,778
          6 7/8% Debentures, due 2027 (net of discount of $102)       149,898
          Senior Notes, Series A through D, at interest rate of
               between 8.9% and 9.1%, due 1999 to 2006                 69,546
          Revolving Credit Facility                                   500,000
          IRC lease (Princeton Paper)                                  54,000
          APP Claims                                                   46,000
          Industrial Revenue Bonds, at interest rates of between
               5.9% and 8.8%, due 1999 to 2017                         26,620
          Notes Payable                                                24,479
          Other                                                        12,540
                                                                  ------------
                                                                  $ 1,378,442
                                                                  ============


      As a result of the bankruptcy filing, principal and interest payments may not be made on prepetition debt without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. The total interest on prepetition debt that was not paid or recorded for the period from June 7, 1999 to July 31, 1999 was $10,539.

      Contingent Liabilities
      Contingent liabilities as of the Chapter 11 filing date are also subject to compromise. At July 31, 1999, the Company was contingently liable to banks, financial institutions, and others for approximately $451,124 for outstanding letters of credit securing performance of sales contracts and other guarantees in the ordinary course of business, of which $424,701 were issued prepetition and $26,423 were issued under the DIP Facility. The Company may also guarantee performance of its equipment at levels specified in sales contracts without the requirement of a letter of credit.

      The Company is a party to litigation matters and claims which are normal in the course of its operations. Also, as a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolution may affect income on a quarter-to-quarter basis, management believes that such matters will not have a materially adverse effect on the Company's consolidated financial position. Beloit has on occasion entered into arrangements to participate in the ownership or operation of pulp or papermaking facilities in order to satisfy contractual undertakings or resolve disputes.

      One of the claims against Beloit involves a lawsuit brought by Potlatch Corporation ("Potlatch") which alleges pulp line washers supplied by Beloit failed to perform satisfactorily. See note (r) - Potlatch Litigation.

      The Company and certain of its senior executives have been named as defendants in a class action, entitled In re: Harnischfeger Industries, Inc. Securities Litigation, in the United States District Court for the Eastern District of Wisconsin. This action seeks damages in an unspecified amount on behalf of an alleged class of purchasers of the Company's common stock, based principally on allegations that the Company's disclosures with respect to the Indonesian contracts of Beloit discussed in note (q) - Beloit APP Contracts violated the federal securities laws.

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

      As a result of its bankruptcy filing, litigation relating to prepetion claims against the Debtors is stayed, including the matters discussed in the previous three paragraphs.

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

(j)   Long-Term Obligations

      Long-term  obligations at July 31, 1999 consisted of the following:


                                                            July 31, 1999
                                                            -------------

          DIP Facility                                      $    137,000
           Other                                                  13,136
                                                            -------------
                                                                 150,136
          Less:  Amounts payable within one year                    (885)
                                                            -------------
                                                            $    149,251
                                                            =============


      See  also  note  (c) -  Debtor-in-Possession Financing.



(k)   Acquisitions/Discontinued Operation

      On March 30, 1998, the Company completed the sale of approximately 80% of the common stock of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. in a leveraged recapitalization transaction. As such, the accompanying financial statements have been reclassified to reflect Material Handling as a discontinued operation. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities of Material Handling and holds one director seat in the new company. In addition, the Company has licensed Material Handling to use the "P&H" trademark on existing Material Handling-produced products on a worldwide basis for periods specified in the agreement for a royalty fee payable over a ten year period. The Company reported a $151,500 after-tax gain on the sale of this discontinued operation in the second quarter of fiscal
      1998. Proceeds consisted of $341,000 in cash and preferred stock, originally valued at $4,800, with a 12.25% payment-in-kind dividend; $7,200 in common stock was not reflected in the Company's balance sheet or gain calculations due to the nature of the leveraged recapitalization transaction. Material Handling recently issued additional shares of common stock, reducing the company's holding to 18.7% of the outstanding common stock. During the third quarter of 1999, the Company wrote down to zero the $5,400 carrying value of preferred stock and accumulated dividends.

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

(l)   Income Taxes

      The Company's estimated annual effective tax rate for continuing operations for the first six months of 1999 was 34% compared to a 35% federal statutory tax rate. The effective rate differed from the statutory rate because of tax credits, state taxes and differences in foreign and U.S. tax rates.

      As a result of continuing losses in fiscal 1999 and its Chapter 11 filing, the Company recorded a valuation allowance against its entire U.S. net deferred tax asset in the amount of $265,735 as of the beginning of the third quarter. The Company will continue to record valuation reserves to offset any future U.S. income tax benefits until it is more likely than not that the Company will be able to realize such benefits.

      The Company believes that realization of prior period net operating loss tax benefits in the near term is unlikely. Should the Company's plan of reorganization result in a significantly modified capital structure, the Company would be required to apply fresh start accounting pursuant to the requirements of SOP 90-7. Under fresh start accounting, realization of prior net operating loss tax benefits will first reduce any reorganization goodwill until exhausted and thereafter be reported as additional paid in capital.


(m)   Inventories

      Consolidated inventories consisted of the following:

                                                    July 31,        October 31,
                                                     1999              1998
                                                -------------     --------------
      Finished goods                             $ 317,359         $  366,346
      Work in process and purchased parts          195,755            198,765
      Raw materials                                 84,092             96,920
                                                -------------     --------------
                                                   597,206            662,031
      Less excess of current cost over stated
         LIFO value                                (54,052)           (51,553)
                                                =============     ==============
                                                 $ 543,154         $  610,478
                                                =============     ==============

      Inventories valued using the LIFO method represented approximately 64% and 66% of consolidated inventories at July 31, 1999 and October 31, 1998, respectively.

(n)   Research and Development Expense

      Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $11,374 and $11,974 for the three months and $24,798 and $36,198 for the nine months ended July 31, 1999 and 1998, respectively. Certain capital expenditures used in research activities are capitalized and depreciated over their expected useful lives.


(o)   Interest Expense - Net

      Net interest expense consists of the following:

                           Three Months Ended               Nine Months Ended
                                July 31,                       July 31,
                       ------------------------    -----------------------------
                         1999         1998            1999             1998
                       ------------------------    ------------    -------------
Interest income         $   997      $ 1,305        $  4,241      $   5,258
Interest expense        (13,706)     (21,844)        (61,852)       (63,894)
                       ========================    ============    =============
Interest expense - net $(12,709)   $ (20,539)       $(57,611)     $ (58,636)
                       ========================    ============    =============

      Net interest expense does not include contractual interest expense of $10,539 for the three and nine months ended July 31, 1999 relative to prepetition obligations.


(p)   Earnings Per Share

      In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share". Following is the reconciliation of the numerators and denominators used to calculate the basic and diluted earnings per share:

                                      Three Months Ended    Nine Months Ended
                                           July 31,             July 31,
                                   ---------------------------------------------
                                      1999        1998      1999         1998
Basic Earnings Per Share
-----------------------------------
(Loss) from continuing operations  $(1,019,403) $(38,604)$(1,110,060) $(136,401)
Income from discontinued operation         -         -        -           4,376
Gain on sale of discontinued operation     -         -        -         151,500
                                   ------------ ---------- ------------ --------
Net Income (loss)                  $(1,019,403) $(38,604) $(1,110,060) $ 19,475
                                   ============ ========== ============ ========

Average common shares outstanding       46,516    46,339       46,267    46,499

(Loss) from continuing operations  $   (21.92)  $ (0.83)  $   (23.99)   $ (2.93)
Income from and net gain on sale
of discontinued operation                     -                      -     3.35
                                   ------------ ---------- ------------ --------
Net Income (loss)                  $   (21.92)  $ (0.83)  $   (23.99)   $  0.42
                                   =========== ========== ============= ========

Diluted Earnings Per Share
---------------------------------------
(Loss) from continuing operations  $(1,019,403) $(38,604)$(1,110,060) $(136,401)
Income from discontinued operation         -         -           -        4,376
Gain on sale of discontinued operation     -         -           -      151,500
                                   ------------ ---------- ------------ --------
Net Income (loss)                 $ (1,019,403) $(38,604)$(1,110,060)  $ 19,475
                                   =========== ========== ============= ========

Average common shares outstanding       46,516    46,339      46,267     46,499
Assumed exercise of stock options          -         -           -          -
                                   ------------ ---------- ------------ --------
                                        46,516    46,339      46,267     46,499

(Loss) from continuing operations $    (21.92)  $ (0.83)  $  (23.99)   $ (2.93)
Income from and net gain on sale
of discontinued operation                  -         -           -        3.35
                                  ------------ ---------- ------------ ---------
Net Income (loss)                 $    (21.92)  $ (0.83)  $  (23.99)   $  0.42
                                  =========== ========== ============= =========


 (q)  Beloit APP Contracts

      In fiscal 1996 and 1997, Beloit's Asian subsidiaries received orders for four fine paper machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600,000. During the second quarter of fiscal 1998, the Company identified $155,000 of additional estimated contract costs at Beloit related to these contracts. The additional costs primarily related to non-proprietary equipment, installation, erection, freight, site construction costs, and overruns resulting from changes in estimates of costs to complete related to these large, complex projects.

      The first two machines have been substantially paid for and installed at APP facilities in Indonesia. Beloit sold approximately $44,000 of receivables from APP on these first two machines to a financial institution. The machines are currently in the start-up/optimization phase and are required to meet certain contractual performance tests. The contracts provide for potential liquidated damages, including performance damages, in certain circumstances. The Company has had discussions with APP on certain claims and back charges on the first two machines.

      The two remaining machines were substantially manufactured by Beloit and are in Beloit's or Beloit's Asian subsidiaries' possession. Beloit received a $46,000 down payment from APP and issued letters of credit in the amount of the down payment. In addition, the Company repurchased various notes receivable from APP in December 1998 and February 1999 of $2,770 and $16,230, respectively, which had previously been sold to a financial institution.

      On December 15, 1998, Beloit's Asian subsidiaries declared APP in default on the contracts for the two remaining machines, concluding that APP had not acted in good faith and was unwilling to pay its obligations or was incapable of securing financing for these two paper machines. Consequently, on December 16, 1998, Beloit's Asian subsidiaries filed for arbitration in Singapore for the full payment from APP for the second two machines plus at least $125,000 in damages and delay costs.

      On December 16, 1998, APP filed a notice of arbitration in Singapore against Beloit's Asian subsidiaries seeking a full refund of approximately $46,000 paid to Beloit's Asian subsidiaries for the second two machines and claiming that Beloit's Asian subsidiaries had an obligation under the purchase contracts to secure financing. APP also seeks recovery of other damages it alleges were caused by Beloit's Asian subsidiaries' claimed breaches. The $46,000 is included in liabilities subject to compromise. See note (i) - Liabilities Subject to Compromise. In addition, APP seeks a declaration in the arbitration that it has no liability under certain promissory notes. APP subsequently filed an additional notice of arbitration in Singapore against Beloit seeking the same relief on the grounds that Beloit was a party to the Beloit Asian subsidiaries'
      contracts with APP and was also a guarantor of the Beloit Asian subsidiaries' performance of those contracts. The arbitration against Beloit was stayed by agreement of the parties after the Chapter 11 proceedings were filed. Since then, APP has not sought to pursue this arbitration. Also, APP has filed for and received an injunction from the Singapore courts that prohibit Beloit from acting on the notes receivable from APP except in the Singapore arbitration. Beloit and it's Asian subsidiaries will vigorously defend against all of APP's assertions. APP has attempted to draw on approximately $15,900 of existing letters of credit issued by Banca Nazionale del Lavaro ("BNL") in connection with the down payments on the contracts for the second two machines. The Company filed for and received a preliminary injunction that prohibits BNL from making payment under the draw notice. The final disposition of the Company's request for a permanent injunction remains pending with the United States District Court for the Eastern District of Wisconsin. The Company has placed funds on deposit with BNL to provide for payment under the letters of credit should the permanent injunction not be granted.

      To mitigate APP's damages and to improve short-term liquidity, Beloit's Asian subsidiaries have sought to sell these two machines to alternative customers. The Company recorded an $87,000 reserve in the second quarter against the decrease in realizable value of certain paper machines for Asian customers, primarily the second two paper machines ordered by APP. The Company recorded an additional $147,700 reserve in the third quarter to reflect the Company's determination that the foreseeable market conditions for this type of large paper machine do not support valuing these machines at greater than estimated liquidation values. The Company also recorded a $15,800 charge in the third quarter for changes in estimates of costs associated with the first two machines for APP.


(r)   Potlatch Litigation

      Filed originally in 1995, the Potlatch lawsuit related to a 1989 purchase of pulp line washers supplied by Beloit for less than $15,000. In June, 1997, a Lewiston, Idaho jury awarded Potlatch $95,000 in damages in the case which, together with fees, costs and interest to April 2, 1999, approximated $120,000. On April 2, 1999 the Supreme Court of Idaho vacated the judgement of the Idaho District Court in the Potlatch lawsuit and remanded the case for a new trial. This litigation has been stayed as a result of the bankruptcy filings. Potlatch has filed a motion with the Bankruptcy Court to lift the stay. This motion has been opposed by Beloit. See note (i) - Liabilities Subject to Compromise.

(s)   Other Comprehensive Income

      In the first quarter of fiscal 1999, the Company adopted SFAS No.130, "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components in a financial statement which is displayed with the same prominence as other financial statements.

(t)   Receivables Facilities

      On February 26, 1999, the Company established two facilities under which receivables were sold to two newly formed subsidiaries which in turn sold an interest in such receivables to The Chase Manhattan Bank, as administrative agent, and certain other purchasers. The receivables companies were not among the Company's subsidiaries that filed petitions for reorganization under Chapter 11 of the Bankruptcy Code. As of September 20, 1999, no amounts were outstanding under these facilities.

(u)   Condensed Combined Financial Statements

      The following  condensed  combined  financial  statements are presented in
      accordance   with  SOP  90-7,   Financial   Reporting   by   Entities   in
      Reorganization Under the Bankruptcy Code:



                         HARNISCHFEGER INDUSTRIES, INC.
                   (Debtor-in-Possession as of June 7, 1999)
            CONDENSED COMBINED CONSOLIDATING STATEMENT OF OPERATIONS
                          (Dollar amounts in thousands)


                                               Entities in      Entities not in
                                              Reorganization     Reorganization                     Combined
                                               Proceedings        Proceedings    Eliminations     Consolidated
                                              --------------   ---------------- --------------   ---------------

Revenues
       Net Sales                                $    866,245    $    994,224     $   (494,341)     $   1,366,128
       Other Income                                   37,225         (25,906)                             11,319
                                              --------------    -------------    -------------     --------------
                                                     903,470         968,318         (494,341)         1,377,447
Cost of Sales, including anticipated
        losses on contracts                        1,103,834         971,811         (469,059)         1,606,586
Product Development, Selling
        and Administrative Expenses                  260,180          92,371                             352,551
Strategic and Financing Initiatives                    7,716            -                                  7,716
Reorganization Items                                 146,655            -                                146,655
Restructuring Charge                                  78,700           8,231                              86,931
Charge related to Executive Change                    19,098            -                                 19,098
                                              --------------   -------------    -------------     --------------
Operating (Loss)                                    (712,713)       (104,095)         (25,282)          (842,090)

Equity in Income (Loss) of Subsidiaries             (900,593)            677          899,916               -

Interest Expense - Net                               (56,207)        (29,027)          27,623            (57,611)
                                              --------------   -------------    -------------     --------------
(Loss) before Benefit (Provision) for Income
       Taxes and Minority Interest                (1,669,513)       (132,445)         902,257           (899,701)

Benefit (Provision) for Income Taxes                (224,661)          2,927             -              (221,734)

Minority Interest                                     11,803            -                (428)            11,375
                                              --------------   -------------    -------------     --------------

Net Income (Loss)                                 (1,882,371)       (129,518)         901,829         (1,110,060)

                                              ==============   =============    =============     ==============








                         HARNISCHFEGER INDUSTRIES, INC.
                   (Debtor-in-Possession as of June 7, 1999)
                 CONDENSED COMBINED CONSOLIDATING BALANCE SHEET
                          (Dollar amounts in thousands)


                                       Entities in      Entities not in
                                      Reorganization     Reorganization                       Combined
                                       Proceedings        Proceedings      Eliminations     Consolidated
                                      --------------   ----------------   --------------   ---------------

Assets

Current Assets:
  Cash and cash equivalents             $    20,836         $    39,180    $       -        $      60,016
  Accounts receivable-net                   380,277             210,737         (10,401)          580,613
  Intercompany receivables                1,462,614             496,174      (1,958,788)             -
  Inventories                               347,982             258,794         (63,622)          543,154
  Prepaid income taxes                      (28,018)             28,018            -                 -
  Other current assets                       21,095              45,188             822            67,105
                                        ---------------  ----------------  -------------    --------------
                                          2,204,786           1,078,091      (2,031,989)        1,250,888

Property, Plant and Equipment - Net         345,614             176,935            -              522,549

Intangible assets                           290,191             258,414            (407)          548,198

Deferred income taxes                          (765)                765            -                 -

Investment in subsidiaries                  646,063           1,077,693      (1,723,756)             -

Other assets                                106,800              20,063              22           126,885
                                        ---------------  ---------------- --------------   ----------------
                                        $ 3,592,689        $  2,611,961    $ (3,756,130)    $   2,448,520
                                        ===============  ================ ==============   ================







                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                 CONDENSED COMBINED CONSOLIDATING BALANCE SHEET
                          (Dollar amounts in thousands)


                                                   Entities in       Entities not in
                                                   Reorganization     Reorganization                     Combined
                                                    Proceedings        Proceedings    Eliminations     Consolidated
                                                   --------------    --------------- --------------   ---------------


Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
  Short-term notes payable, including current
    portion of long-term obligations                $      249       $  162,034      $      -         $  162,283
  Trade accounts payable                               113,244           82,174             -            195,418
  Intercompany accounts payable                      1,558,024          705,851       (2,263,875)           -
  Employee compensation and benefits                    69,970           19,636             -             89,606
  Advance payments and progress billings                21,731           59,001             -             80,732
  Accrued warranties                                    41,474           23,021             -             64,495
  Other current liabilities                            492,428          156,317          (10,304)        638,441
                                                    ---------------  --------------  ---------------  --------------
                                                     2,297,120        1,208,034       (2,274,179)      1,230,975

Long-term Obligations                                  143,015            6,236             -            149,251

Liability for postretirement benefits and
   accrued pension costs                                89,058           13,447             -            102,505

  Deferred Income Taxes                                (15,199)          15,199             -               -

Other liabilities                                        9,286            1,155             -             10,441

Liabilities subject to compromise                    1,378,442             -                -          1,378,442

Minority Interest                                       21,303               71            6,123          27,497

Shareholders' Equity (Deficit)
  Common stock                                          52,211          786,670         (787,212)         51,669
  Capital in excess of par value of shares           1,584,534          273,082       (1,283,878)        573,738
  Retained earnings                                 (1,718,781)         390,990          429,061        (898,730)
  Cumulative translation adjustments                  (147,527)         (83,071)         154,103         (76,495)
  Less:
      Stock Employee Compensation
         Trust                                          (2,777)            -                -             (2,777)
      Treasury stock at cost                           (97,996)             148             (148)        (97,996)
                                                 ---------------     --------------  ------------     --------------
                                                      (330,336)       1,367,819       (1,488,074)        450,591)
                                                 ---------------     --------------  ------------     --------------
                                                    $3,592,689       $2,611,961      $(3,756,130)     $2,448,520
                                                 ===============     ==============  ============     ==============








                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                        COMBINED CONSOLIDATING CASH FLOW
                          (Dollar amounts in thousands)



                                                                Entities in      Entities not in
                                                               Reorganization     Reorganization      Combined
                                                                Proceedings        Proceedings      Consolidated
                                                               --------------    ----------------   -------------


Net cash (used by) operating activities                       $ (127,020)        $     (23,972)     $    (150,992)

Investment and Other Transactions
   Property, plant and equipment acquired                        (36,932)              (16,302)           (53,234)
   Property, plant and equipment retired                           7,018                11,389             18,407
   Deposit related to APP letters of credit and other            (31,075)                2,622            (28,453)
      Net cash (used by) investment                           ---------------    ---------------    --------------
        and other transactions                                   (60,989)               (2,291)           (63,280)
                                                              ---------------    ---------------    --------------

Financing Activities
    Dividends paid                                                (4,592)                 -                (4,592)
    Financing fees related to DIP Facility                       (15,500)                 -               (15,500)
    Borrowings under long-term obligations prior to filing       125,000                  -               125,000
    Borrowings under DIP facility                                137,000                  -               137,000
    Payments on long-term obligations                               (307)               (1,891)            (2,198)
    Increase (decrease) in short-term notes payable - net        (17,131)               20,708              3,577
                                                              ---------------   ----------------    --------------
       Net cash provided by financing activities                 224,470                18,817            243,287
                                                              ---------------   ----------------    --------------
Effect of Exchange Rate Changes on Cash and
     Cash Equivalents                                               -                      989                989
                                                              ---------------   ----------------    --------------
Increase in Cash and Cash Equivalents                             36,461                (6,457)            30,004

Cash and Cash Equivalents at Beginning of Period                   2,975                27,037             30,012
                                                              ---------------   ----------------    --------------
Cash and Cash Equivalents at End of Period                    $   39,436        $       20,580      $      60,016
                                                              ===============   ================    ==============







                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

               THREE AND NINE MONTHS ENDED JULY 31, 1999 AND 1998
             (Dollar amounts in thousands except per share amounts)

On June 7, 1999, the Company and its U.S. based operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

The accompanying consolidated interim financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as a going concern. As a result of the Debtors' Chapter 11 filings, however, such matters are subject to significant uncertainty. The Debtors intend to file a plan of reorganization with the Bankruptcy Court. Continuing on a going concern basis is dependent upon, among other things, the Debtors' formulation of an acceptable plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. The accompanying consolidated interim financial statements do not reflect (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities, (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority, (c) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan of reorganization, or (d) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

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




Results of Operations

The operating loss of the Company's business segments for the three months ended
July 31, 1999 and 1998 are summarized as follows:

                                                                                                               Backlog at
                                       Net Sales        Operating Profit (Loss)      Orders Booked           End of Period
                                ----------------------- -----------------------  --------------------   ------------------------

                                   1999        1998       1999        1998          1999        1998          7/99         04/99
                                ------------ ---------- ----------- -----------  ---------   -----------  -----------   ----------

Mining Group                     $272,593   $338,727   $ (80,112)   $ 16,252     $ 237,447   $ 295,049     $ 332,473    $  368,719
Restructuring Charge                                      (8,231)
                                ----------- ---------- ----------- -----------   ---------   -----------  -----------   -----------
 Total Mining Group               272,593    338,727     (88,343)     16,252       237,447     295,049       332,473       368,719

Pulp and Paper Machinery          149,161    164,442    (221,681)    (65,383)      141,923     131,745       293,965 (A)   300,103
Anticipated Losses on
    APP Contracts                                       (163,500)
Restructuring Charge                                     (78,700)
                                ---------- ----------  -----------  ---------    ---------   ----------   ----------     ---------
 Total Pulp and Paper Machinery   149,161    164,442    (463,881)    (65,383)      141,923     131,745       293,965       300,103
                                ---------- ----------  -----------  ---------    ---------   ----------   ----------     ---------
    Total Business Segments      $421,754   $503,169    (552,224)    (49,131)    $ 379,370   $ 426,794    $  626,438    $  668,822
                                ==========  =========                            =========   ==========   ==========    ==========

Corporate Administration                                  (9,901) (B) (5,180)
Charge related to executive changes                      (19,098)
Strategic and Financing initiatives                       (7,716)
Reorganization Expenses                                 (146,655)
                                                        ---------   ---------
Operating (Loss)                                       $(735,594)   $(54,311)
                                                       ==========   =========

Net Loss

(A) Backlog has been reduced by $247,500 due to elimination of remaining backlog related to the APP orders ($72,000) and other inactive orders in the backlog, primarily in Brazil and Russia.

(B)  Includes loss of $5,400 on investment in preferred stock of Material Handling.





The operating loss of the Company's  business segments for the nine months ended
July, 1999 and 1998 are summarized as follows:

                                                                                                                  Backlog at
                                       Net Sales        Operating Profit (Loss)       Orders Booked             End of Period
                                ----------------------  -----------------------  -----------------------   ------------------------

                                   1999        1998        1999       1998          1999       1998            07/99        10/98
                                ----------- ----------  ----------  -----------  ----------   ----------   ------------  -----------

Mining Group                    $  832,464  $  940,595  $ (44,050)   $  78,322   $  778,931   $  929,392   $  332,473  $    386,006
Restructuring Charge                                       (8,231)
                                ----------  ----------  ----------  -----------  ----------   ----------   ----------    ----------
 Total Mining Group                832,464     940,595    (52,281)      78,322      778,931      929,392      332,473       386,006
                                ----------  ----------  ----------  -----------  ----------   ----------   ----------    ----------

Pulp and Paper Machinery           533,664     598,257   (267,976)     (58,531)     437,905      609,079      293,965 (A)   637,224
Anticipated Losses on
     APP Contracts                                       (250,500)    (164,400)
Restructuring Charge                                      (78,700)     (65,000)
                                ----------  ----------  ----------  -----------  ----------   ----------   ----------    ----------
 Total Pulp and Paper Machinery    533,664     598,257   (597,176)    (287,931)     437,905      609,079      293,965       637,224
                                ----------  ----------  ----------  -----------  ----------   ----------   ----------    ----------
    Total Business Segments     $1,366,128  $1,538,852   (649,457)    (209,609)  $1,216,836   $1,538,471   $  626,438    $ 1,023,230
                                ==========  ==========                           ==========   ==========   ==========    ==========

Corporate Administration                                  (19,164)(B)  (15,723)
Charge related to executive changes                       (19,098)
Strategic and Financing Initiatives                        (7,716)
Reorganization Expenses                                  (146,655)
                                                        ----------  -----------

Operating (Loss)                                        $(842,090)  $ (225,332)
                                                        ==========  ===========


(A) Backlog has been reduced by $247,500 due to elimination of remaining backlog related to the APP orders ($72,000) and other inactive orders in the backlog, primarily in Brazil and Russia.

(B) Includes loss of $5,400 on investment in preferred stock of Material Handling.




Mining Group

Three and Nine Months Ended July 31, 1999 as compared to 1998
Sales of the Mining Group segment were $272,593 in the three months ended July 31, 1999, compared to $338,727 in the respective period for fiscal 1998. Sales of the Mining Group segment were $832,464 in the nine months ended July 31, 1999, compared to $940,595 in the respective period for fiscal 1998. An operating profit of $16,252 in the three months ended July 31, 1998 declined to an operating loss of ($88,343) in the three months ended July 31, 1999. An operating profit of $78,322 in the nine months ended July 31, 1998 declined to an operating loss of ($52,281) in the nine months ended July 31, 1999. Bookings for the three and nine months ended July 31, of 1999 amounted to $237,447 and $778,931, respectively, as compared to $295,049 and $929,392 for the same periods in 1998, respectively.

During the quarter, the market for new mining equipment continued to be weak.

New machine sales of continuous miners, longwall shearers and roof supports decreased significantly, primarily due to large coal stockpiles, particularly at mines, and continuing consolidation of the underground coal mining industry in the United States as mining companies are combining and then closing some of their less efficient mines, either temporarily or permanently. In addition, changes in underground coal mining regulations in South Africa continue to cause mining houses to postpone the purchase of equipment while they reassess their capital equipment needs. Economic instability in Russia prevents our customers in that country from obtaining financing necessary to finalize the purchase of equipment they have on order. Pressure in Australia to reduce costs to match the lower prices mining companies are receiving for their coal is causing a rationalization of their production capacity to meet current demand. Repair service sales in the United States and the United Kingdom continued to reflect softness in the aftermarket in those countries, primarily from mine closures and production cutbacks.

Surface mining product lines had decreases in sales related to draglines and drills as a result of generally low commodity prices and a combination of mine closures, production cutbacks and deferral of new mine startups. Aftermarket sales in the surface mining business continued to grow due to new product and service offerings. While underground coal mining in the United States declined during the period, coal production from surface mines in the Powder River Basin continues to grow, requiring some additional shovels to add incremental capacity.

Operating results during the third quarter and for the first three quarters of the 1999 fiscal year were affected by the 20% decrease in sales in the quarter and the 12% decrease year-to-date. In addition to the lost gross margin on the lower sales volumes, the lower sales also resulted in unfavorable manufacturing variances due to production inefficiencies and lost manufacturing overhead absorption. These costs were partially offset by significant reductions in operating expenses resulting from cost reduction initiatives and reduced headcounts.

The Chapter 11 filing in the third quarter has also impacted operating results in several ways. Supplier shipments in the quarter were lower than necessary to meet delivery commitments on several large contracts, resulting in added costs. Decisions have been made to discontinue several equipment models which are either not required by customers or do not provide sufficient margins to be attractive. Finally, exposure to bad debts has increased as some customers have delayed paying outstanding receivables due to their own operating difficulties and their concerns about our financial condition. The surface and underground mining machinery businesses have, nevertheless, generally maintained their overall market positions and their product by product price realization.

As a result of the above, the third quarter reflected the following charges against earnings:



                                                            1999
                                                       ------------

          Changes in estimates:
               Allowance for doubtful accounts         $     5,300
               Warranty and other                           25,000
               Excess and obsolete inventory                38,200
                                                       ------------
                                                            68,500

          Restructuring charges                              8,231
                                                       ------------
                                                       $    76,731
                                                       ============



The charge during the third quarter of 1999 of $8,231 relates to the planned contraction of operations at certain facilities. This charge includes approximately $7,300 primarily for the impairment of certain assets and approximately $900 for announced employee terminations. Future cash charges of approximately $20,900 in connection with further cost reduction initiatives will likely commence during the fourth quarter of 1999 or the first quarter of fiscal 2000. The estimates could change as the Company continues to develop plans related to the workforce reductions.

Pulp and Paper Machinery

Three and Nine Months Ended July 31, 1999 as compared to 1998
Sales of the Pulp and Paper Machinery segment were $149,161 in the three months ended July 31, 1999, compared to $164,442 in the respective period for fiscal 1998. Sales of the Pulp and Paper Machinery segment were $533,664 in the nine months ended July 31, 1999, compared to $598,257 in the respective period for fiscal 1998. An operating loss of ($65,383) in the three months ended July 31, 1998 increased to an operating loss of ($463,881) in the three months ended July 31, 1999. An operating loss of ($287,931) in the nine months ended July 31, 1998 increased to an operating loss of ($597,176) in the nine months ended July 31, 1999. Bookings for the three and nine months ended July 31, of 1999 amounted to $141,923 and $437,905, respectively, as compared to $131,745 and $609,079 for the same periods in 1998, respectively. Overall, order backlog has been reduced by $247,500 as of July 31, 1999 to reflect the removal of the remaining portion of the backlog related to the APP equipment ($72,000), as well as the removal of other inactive orders, primarily in Brazil and Russia due to those countries' weakened financial condition.

The sales decreases are due primarily to depressed global pulp and paper markets. Operating companies within the industry are consolidating; pulp and paper facilities are being closed down, either temporarily or permanently; and spending for both original equipment and aftermarket rebuilds, parts and service are being sharply restricted. New equipment sales that are consummated are at low pricing levels.

The depressed sales levels have had a direct impact on gross margins, absorption and manufacturing efficiencies. Operating expenses have been reduced due to focused efforts to reduce costs and headcounts, but the closure of several manufacturing facilities earlier in the year, coupled with limitations on liquidity, has resulted in operating difficulties, logistic problems and lower service levels. In addition, the Chapter 11 filing in the third quarter, 1999 impacted operating results in several ways. Initially upon filing, many customers stopped paying Beloit while attempting to understand the issues surrounding the bankruptcy proceedings. While many of these issues have been rectified, a higher proportion of Beloit's receivables became more aged and in some cases less likely to be ultimately collected. Provisions have been established for these uncertainties. In addition, liquidity issues, delays in supplier deliveries and related operating problems, have all contributed to lower gross margins than planned on a variety of contracts. Also, delays in supplier deliveries, operating problems and plant closure-related inefficiencies have all contributed to not meeting the delivery or performance commitments on several larger contracts, resulting in added costs that have been estimated and accrued in the third quarter.

An additional charge is being taken during 1999 of $78,700 primarily relates to the further strategic reorganization of Beloit. This reorganization rationalizes certain product offerings from a full breadth of product lines to more specific offerings which are more in line with the strategic strengths of the Company and projected strengths of the marketplace. As part of the restructuring, outsourcing is expected to increase significantly. The charge consists of facility closure charges including estimated amounts for reductions in assets to net realizable values and accruals for closing and disposal costs related to closing certain manufacturing facilities, engineering offices and research and development centers. The cash portion of the third quarter charge is approximately $8,700. The Company anticipates additional cash charges in future quarterly periods aggregating approximately $51,300, primarily in the form of severance payments in conjunction with the implementation of these strategic initiatives. The Company continues to examine all alternatives with respect to Beloit. Additional charges may be necessary in the future.

In connection with the third quarter 1999 restructuring charges, it is expected headcount will be reduced by at least 600 employees. This action includes world-wide staff reductions in manufacturing, engineering, selling, product development and administrative support functions. Anticipated related cash termination costs, expected to be recorded in the fourth quarter of 1999, and consisting of severance, pension and retirement plan curtailment charges, are currently projected to be $29,700.

In the second quarter of 1998, Beloit recorded a $65,000 restructuring charge ($31,900 after tax and minority interest). The charge included costs related to severance for approximately 1,000 employees worldwide, facility closures, and the disposal of machinery and equipment. Closures have been completed of pulping-related manufacturing facilities in Sherbrooke, Quebec, Canada and Dalton, Massachusetts. Conversion of a paper-related manufacturing facility in the United Kingdom into a roll manufacturing facility is complete. The cash and non-cash elements of the restructuring charge each approximated $32,500.

As a result of the above, the third quarter reflected the following charges against earnings:

                                                          1999            1998
                                                       ----------     ---------

          Changes in estimates:
               Allowance for doubtful accounts         $  35,900       $    -
               Excess and obsolete inventory              25,000            -
               Losses on contracts (including APP)       213,300 (a)        -
               Other                                      32,400            -
                                                       ---------       --------
                                                         306,600            -
          Restructuring charges, including
               goodwill impairment                        78,700         65,000
                                                       ---------       --------
                                                       $ 385,300       $ 65,000
                                                       =========       ========


(a) Of the charge, $163,500 relates to APP and $49,800 relates to provisions for estimated losses on contracts in process arising from the liquidity issues.  See Beloit APP Contracts


Income Taxes

The Company's estimated annual effective tax rate for continuing operations for the first six months of 1999 was 34% compared to a 35% federal statutory tax rate. The effective rate differed from the statutory rate because of tax credits, state taxes and differences in foreign and U.S. tax rates.

As a result of continuing losses in fiscal 1999 and its Chapter 11 filing, the Company recorded a valuation allowance against its entire U.S. net deferred tax asset in the amount of $265,735 as of the beginning of the third quarter. The Company will continue to record valuation reserves to offset any future U.S. income tax benefits until it is more likely than not that the Company will be able to realize such benefits.

The Company believes that realization of prior period net operating loss tax benefits in the near term is unlikely. Should the Company's plan of reorganization result in a significantly modified capital structure, the Company would be required to apply fresh start accounting pursuant to the requirements of SOP 90-7. Under fresh start accounting, realization of prior net operating loss tax benefits will first reduce any reorganization goodwill until exhausted and thereafter be reported as additional paid in capital.


Liquidity and Capital Resources

Chapter 11 Proceedings

The matters described under this caption "Liquidity and Capital Resources", to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Proceedings. Those proceedings will involve, or result in, various restrictions on the Company's activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business.

Working Capital

Working capital, excluding liabilities subject to compromise, as of July 31, 1999, was $55,913 including $60,016 of cash and cash equivalents as compared to working capital of $436,864 including $30,012 of cash and cash equivalents as of October 31, 1998. This decrease is due primarily to additional accrued liabilities for anticipated losses on contracts, restructuring charges, and the effect of other estimates of the realizability of certain accounts receivable and inventory. In addition, the Company has provided a full valuation allowance on its deferred income tax assets. The Australian term loan facility is now classified as a current liability.

Cash Flow

Cash flow used by operating activities was $150,992 for the nine months ended July 31, 1999 compared to cash flow used by operating activities of $358,198 for the comparable period in 1998. The difference in cash flow between periods is due primarily to the deferral of payment of prepetion trade accounts payable as a result of the Chapter 11 filing. In addition, the current period benefited from various cost saving initiatives.

Cash flow used by investment and other transactions was $63,280 for the nine months ended July 31, 1999 compared to cash flow provided by investment and other transactions of $339,434 for the comparable period in 1998. The change is primarily due to the receipt of proceeds from the sale of J&L Fiber Services and Material Handling during 1998. In addition, the level of capital expenditures and other investments in the business has declined from the prior period.

The Company funded its operating and investment requirements by borrowing under its available facilities including borrowing $137,000 under the DIP facility.

DIP Facility

On July 8, 1999 the Bankruptcy Court approved Chase Manhattan Bank to underwrite a two-year, $750,000 Revolving Credit, Term Loan and Guaranty Agreement (the "DIP Facility") consisting of three tranches: (i) Tranche A is a $350,000 revolving credit facility with sublimits for import documentary letters of credit of $20,000 and standby letters of credit of $300,000; (ii) Tranche B is a $200,000 term loan facility; and (iii) Tranche C is a $200,000 standby letter of credit facility.

Proceeds from the DIP Facility may be used to fund postpetition working capital and for other general corporate purposes during the term of the DIP Facility and to pay up to $35,000 of prepetition claims of critical vendors. The Company is permitted to make loans and issue letters of credit in an aggregate amount not to exceed $240,000 to foreign subsidiaries for specified limited purposes, including up to $90,000 for working capital needs of foreign subsidiaries and $110,000 of loans and $110,000 of letters of credit for support or repayment of existing credit facilities. The Company may use up to $40,000 (of the $240,000) to issue stand-by letters of credit to support foreign business opportunities. Beginning August 1, 1999, the DIP Facility includes monthly minimum EBITDA tests and quarterly limits on capital expenditures. At July 31, 1999, $137,000 of the DIP Facility was drawn and is classified as a long-term obligation.

The DIP Facility benefits from superpriority administrative claim status as provided under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured prepetition claims and all administrative expenses incurred in the Chapter 11 case. The Tranche A and B direct borrowings under the DIP Facility are priced at LIBOR + 2.75% per annum on the outstanding borrowings. Letters of Credit are priced at 2.75% per annum on the outstanding face amount of each Letter of Credit. In addition, the Company pays a commitment fee of 0.50% per annum on the unused amount of the commitment payable monthly in arrears. The DIP Facility matures on the earlier of the substantial consummation of a Plan of Reorganization or June 6, 2001.

The Company has agreed with the Official Committee of Unsecured Creditors appointed by the U.S. Trustee (the "Creditors' Committee") and with MFS Municipal Income Trust and MFS Series Trust III (collectively, the "MFS Funds"), holders of certain debt issued by Joy, to a number of restrictions regarding transactions with foreign subsidiaries and Beloit:

o The Company has agreed to give at least five days prior written notice to the Creditors' Committee and to the MFS Funds of the Debtors' intention to (a) make loans or advances to, or investments in, any foreign subsidiary for working capital purposes in an aggregate amount in excess of $90,000; or (b) make loans or advances to, or investments in, any foreign subsidiary to repay the existing indebtedness or cause letters of credit to be issued in favor of a creditor of a foreign subsidiary in an aggregate amount, cumulatively, in excess of $30,000.

          In addition, the Company has agreed to give notice to the Creditors' Committee and to the MFS Funds with respect to any liens created by a foreign subsidiary on any of its assets to secure any indebtedness.

o The Company has also agreed to give at least five days prior written notice to the Creditors' Committee and to the MFS Funds of (a) the Debtors' intention to make postpetition loans or advances to, or investments in, Beloit or any of its subsidiaries in an aggregate amount at any time outstanding, cumulatively, in excess of $115,000 or
          (b) the intention of Beloit or any of Beloit's subsidiaries to bid on any contract under which the aggregate amount of payments to Beloit or such subsidiary would be equal to or in excess of $50,000 or under which Beloit or any of Beloit's subsidiaries would be required to provide letters of credit (or other form of credit support) in an aggregate amount equal to or in excess of $15,000.

          The Company has agreed that Beloit and its subsidiaries will not bid on any contract under which the aggregate amount of payments to Beloit or such subsidiary would be equal to or in excess of $5,000 unless the Senior Management Committee of Beloit has reviewed the bid. At the end of each calendar quarter, the Company has agreed to provide the Creditors' Committee with notice of all such contracts entered into by Beloit and its subsidiaries during the quarter.

o The Company has agreed to notify the MFS Funds of any reduction in the net book value of Joy of ten percent or more from $364,060. Additional reserves recorded at Joy during the third quarter may reduce the net book value of Joy below this amount. If such a reduction occurs, the Company has agreed to provide the MFS Funds with periodic financial statements for Joy.

     The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and borrowings under the DIP Facility. While the Company expects that such sources will provide sufficient working capital to operate its business, there can be no assurances that such sources will prove to be sufficient. While the Company has been in compliance with the DIP Facility covenants through the date of this filing, a continuation of unfavorable business conditions or other events could require the Company to seek modifications or waivers of certain covenants. In such event, there is no certainty that the Company would obtain such modifications or waivers to avoid default under the DIP Facility.


Acquisitions/Discontinued Operation

On March 30, 1998, the Company completed the sale of approximately 80% of the common stock of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. in a leveraged recapitalization transaction. As such, the accompanying financial statements have been reclassified to reflect Material Handling as a discontinued operation. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities of Material Handling and holds one director seat in the new company. In addition, the Company has licensed Material Handling to use the "P&H" trademark on existing Material Handling-produced products on a worldwide basis for periods specified in the agreement for a royalty fee payable over a ten year period. The Company reported a $151,500 after-tax gain on the sale of this discontinued operation in the second quarter of fiscal 1998. Proceeds consisted of $341,000 in cash and preferred stock, originally valued at $4,800, with a 12.25% payment-in-kind dividend; $7,200 in common stock was not reflected in the Company's balance sheet or gain calculations due to the nature of the leveraged recapitalization transaction. Material Handling recently issued additional shares of common stock, reducing the company's holding to 18.7% of the outstanding common stock. During the third quarter of 1999, the Company wrote down to zero the $5,400 carrying value of preferred stock and accumulated dividends.

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

Beloit APP Contracts

In fiscal 1996 and 1997, Beloit's Asian subsidiaries received orders for four fine paper machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600,000. During the second quarter of fiscal 1998, the Company identified $155,000 of additional estimated contract costs at Beloit related to these contracts. The additional costs primarily related to non-proprietary equipment, installation, erection, freight, site construction costs, and overruns resulting from changes in estimates of costs to complete related to these large, complex projects.

The first two machines have been substantially paid for and installed at APP facilities in Indonesia. Beloit sold approximately $44,000 of receivables from APP on these first two machines to a financial institution. The machines are currently in the start-up/optimization phase and are required to meet certain contractual performance tests. The contracts provide for potential liquidated damages, including performance damages, in certain circumstances. The Company has had discussions with APP on certain claims and back charges on the first two machines.

The two remaining machines were substantially manufactured by Beloit and are in Beloit's or Beloit's Asian subsidiaries' possession. Beloit received a $46,000 down payment from APP and issued letters of credit in the amount of the down payment. In addition, the Company repurchased various notes receivable from APP in December 1998 and February 1999 of $2,770 and $16,230, respectively, which had previously been sold to a financial institution.

On December 15, 1998, Beloit's Asian subsidiaries declared APP in default on the contracts for the two remaining machines, concluding that APP had not acted in good faith and was unwilling to pay its obligations or was incapable of securing financing for these two paper machines. Consequently, on December 16, 1998, Beloit's Asian subsidiaries filed for arbitration in Singapore for the full payment from APP for the second two machines plus at least $125,000 in damages and delay costs.

On December 16, 1998, APP filed a notice of arbitration in Singapore against Beloit's Asian subsidiaries seeking a full refund of approximately $46,000 paid to Beloit's Asian subsidiaries for the second two machines and claiming that Beloit's Asian subsidiaries had an obligation under the purchase contracts to secure financing. APP also seeks recovery of other damages it alleges were caused by Beloit's Asian subsidiaries' claimed breaches. The $46,000 is included in liabilities subject to compromise. See note (i) - Liabilities Subject to Compromise. In addition, APP seeks a declaration in the arbitration that it has no liability under certain promissory notes. APP subsequently filed an additional notice of arbitration in Singapore against Beloit seeking the same relief on the grounds that Beloit was a party to the Beloit Asian subsidiaries' contracts with APP and was also a guarantor of the Beloit Asian subsidiaries' performance of those contracts. The arbitration against Beloit was stayed by agreement of the parties after the Chapter 11 proceedings were filed. Since then, APP has not sought to pursue this arbitration. Also, APP has filed for and received an injunction from the Singapore courts that prohibit Beloit from acting on the notes receivable from APP except in the Singapore arbitration. Beloit and it's Asian subsidiaries will vigorously defend against all of APP's assertions. APP has attempted to draw on approximately $15,900 of existing letters of credit issued by Banca Nazionale del Lavaro ("BNL") in connection with the down payments on the contracts for the second two machines. The Company filed for and received a preliminary injunction that prohibits BNL from making payment under the draw notice. The final disposition of the Company's request for a permanent injunction remains pending with the United States District Court for the Eastern District of Wisconsin. The Company has placed funds on deposit with BNL to provide for payment under the letters of credit should the permanent injunction not be granted.

To mitigate APP's damages and to improve short-term liquidity, Beloit's Asian subsidiaries have sought to sell these two machines to alternative customers. The Company recorded an $87,000 reserve in the second quarter against the decrease in realizable value of certain paper machines for Asian customers, primarily the second two paper machines ordered by APP. The Company recorded an additional $147,700 reserve in the third quarter to reflect the Company's determination that the foreseeable market conditions for this type of large paper machine do not support valuing these machines at greater than estimated liquidation values. The Company also recorded a $15,800 charge in the third quarter for changes in estimates of costs associated with the first two machines for APP.

Potlatch Litigation

Filed originally in 1995, the Potlatch lawsuit related to a 1989 purchase of pulp line washers supplied by Beloit for less than $15,000. In June, 1997, a Lewiston, Idaho jury awarded Potlatch $95,000 in damages in the case which, together with fees, costs and interest to April 2, 1999, approximated $120,000. On April 2, 1999 the Supreme Court of Idaho vacated the judgement of the Idaho District Court in the Potlatch lawsuit and remanded the case for a new trial. This litigation has been stayed as a result of the bankruptcy filings. Potlatch has filed a motion with the Bankruptcy Court to lift the stay. This motion has been opposed by Beloit.


Year 2000 Readiness Disclosure

The Year 2000 issue focuses on the ability of information systems to properly recognize and process date-sensitive information beyond December 31, 1999. To address this problem, the Company has implemented a Year 2000 readiness plan for information technology systems ("IT") and non-IT equipment, facilities and systems. All IT and non-IT equipment, processes and software were inventoried assessed, and have been substantially remedied.

The primary IT strategy for attaining Year 2000 readiness within the operating units is the successful implementation of Year 2000-ready business processing software. Joy has implemented SAP R/3. P&H Mining Equipment has completed various remediation efforts and system upgrades. Beloit has completed implementation of MAPICS worldwide, except for facilities in Poland, Brazil, Italy, England and Massachusetts which are expected to be completed by the end of the calendar year and a small number of facilities that are otherwise Year 2000 ready.

The Company relies on third-party suppliers for key materials and services. The suppliers' efforts to deal with Year 2000 problems have been assessed, and the Company has determined alternative sources of supplies and has established contingency plan requirements, where needed. These activities are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third-party failure.

Facilities and office equipment such as machine tools, material distribution equipment, telephone switches, and other common devices may be affected by the Year 2000 problem. As of July 31, 1999, substantially all facilities and office equipment have been made compliant for Year 2000.

The Company has identified product-related Year 2000 problems and is working with customers to assist in their Year 2000 readiness efforts. It is not possible to determine with complete certainty that all Year 2000 problems have been identified or corrected due to testing limitations, complexity and application of these products. The Company however does not expect any product-related Year 2000 problems.

Total expenses on the project through July 31, 1999 were approximately $5,199 and were related to expenses for repair or replacement of software and hardware, expenses associated with facilities, products and supplier reviews and project management expenses. Expected incremental expenses related to Year 2000 are not expected to be material to the Company's financial position. The costs of implementing SAP and MAPICS are excluded as these system implementations were undertaken primarily to improve business processes.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. The Company has considered these risks and is not aware of any risk that warrants establishments of a contingency plan beyond planning for normal business contingencies.

Market Risk
Volatility in interest rates and foreign exchange rates can impact the Company's earnings, equity, and cash flow. From time to time the Company will undertake transactions to hedge this impact. The hedge instrument will be effective if it offsets partially or completely the impact on earnings, equity, and cash flow of this rate volatility on the Company's underlying interest rate and foreign exchange rate exposures. In accordance with the Company's policy, at no time will the Company execute derivatives that are speculative or that increase the Company's risk from interest rate or foreign exchange rate fluctuations. At July 31, 1999, there were no interest rate derivatives. Foreign exchange derivatives at that date were exclusively in the form of forward exchange contracts executed over-the-counter with several commercial banks, all of which held investment grade credit ratings. The outstanding value of these forward contracts at July 31, 1999, in absolute dollar terms for all currencies, was $213,819.

The Company's accounting policy for recording gains and losses from forward exchange contracts complies with Statement of Financial Accounting Standard ("SFAS") No. 52. In addition, the Company has adopted a Foreign Exchange Risk Management Policy. It is a risk-averse policy in which most of the foreign exchange exposures that impact earnings and cash flow are fully hedged, subject to a net $5,000 self-insurance threshold of permitted exposures per currency. Exposures that impact only equity or that do not have a cash flow impact are generally not hedged with derivatives. There are two categories of foreign exchange exposures that are hedged: assets and liabilities denominated in a foreign currency and future receipts or payments denominated in a foreign currency. These exposures normally arise from imports and exports of goods and from intercompany lending activity.

The fair value of the Company's forward exchange contracts at July 31, 1999 is presented in the following table by country currency converted to U.S. dollars:


                                   Maturing in      Maturing in
                                       1999            2000
Contracts                          (Dollar Amounts in Thousands)
----------------------------------------------------------------

Australian Dollar                      $  5,734         $ 4,002
Austrian Schilling                          104               -
Canadian Dollar                               -               -
Italian Lira                             16,596               -
So. African Rand                         13,010          16,402
U.K. Pound                               79,509          38,078
U.S. Dollar                              36,876           3,508
----------------------------------------------------------------




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

             Other factors that could cause actual results to differ materially from those contemplated include:

o                 Factors relating to the Company's Chapter 11 filing,  such as:
                  the possible disruption of relationships with creditors, customers, suppliers and employees; the ability to successfully prepare, have approved and implement a plan of reorganization; the availability of financing and refinancing; and the Company's ability to comply with covenants in the DIP Facility. As a result of the Company's Chapter 11 filing, the continuation of the Company, or segments of the Company, on a going concern basis is subject to significant uncertainty.


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


Item 6       Exhibits and Reports on Form 8-K

(a)      Exhibits:
                    3 Bylaws of Harnischfeger Industries, Inc. dated August 23, 1999

                    10(a) First Amendment to Revolving Credit, Term Loan and Guaranty Agreement,dated July 8, 1999
                    10(b) Second Amendment to Revolving Credit, Term Loan and Guaranty Agreement, dated July 8, 1999

                     11        Statement re:  Calculation of Earnings Per Share

(b)   Reports on Form 8-K

                    None.



FORM 10-Q




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         HARNISCHFEGER INDUSTRIES, INC.
                                  (Registrant)



                                             /s/  Kenneth A. Hiltz
                                             Ken A. Hiltz
                                             Senior Vice President and Chief
Date September 20, 1999                      Financial Officer


                                             /s/  Herbert S. Cohen
                                             Herbert S. Cohen
                                             Vice President, Controller and
Date September 20, 1999                      Chief Accounting Officer




                                                                        8/23/99
                                   B Y L A W S
                                       OF
                         HARNISCHFEGER INDUSTRIES, INC.

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

                  SECTION 2. Number. Tenure and Qualifications. The number of directors of the corporation shall be ten. Two of the three classes of Directors established by the corporation's Certificate of Incorporation shall consist of three members and the third class shall consist of four members. Each director shall hold office for the term provided in the Certificate of Incorporation and until such director's successor shall have been elected and qualified, or until such director's earlier death or resignation. No director shall be or be deemed to be removed from office prior to the expiration of such director's term in office by virtue of a reduction in the number of directors. Directors need not be residents of the State of Delaware or stockholders of the corporation.
SECTION 3. Annual Meetings. An annual meeting of the Board of Directors shall be held without other notice than this Bylaw immediately after, and at the same place as, the Annual Meeting of Stockholders.

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


                               FIRST AMENDMENT
                            TO REVOLVING CREDIT, TERM
                           LOAN AND GUARANTY AGREEMENT

         FIRST AMENDMENT, dated as of July 8, 1999 (the "Amendment"), to the REVOLVING CREDIT, TERM LOAN AND GUARANTY AGREEMENT, dated as of June 7, 1999, among HARNISCHFEGER INDUSTRIES, INC., a Delaware corporation (the "Borrower"), a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Guarantors named therein (the "Guarantors"), THE CHASE MANHATTAN BANK, a New York banking corporation ("Chase"), each of the other financial institutions party thereto (together with Chase, the "Banks") and THE CHASE MANHATTAN BANK, as Agent for the Banks (in such capacity, the "Agent"):

                              W I T N E S S E T H:

         WHEREAS, the Borrower, the Guarantors, the Banks and the Agent are parties to that certain Revolving Credit, Term Loan and Guaranty Agreement, dated as of June 7, 1999 (as the same may be further amended, modified or supplemented from time to time, the "Credit Agreement"); and

         WHEREAS, the Borrower and the Guarantors have requested that from and after the Effective Date (as hereinafter defined) of this Amendment, the Credit Agreement be amended subject to and upon the terms and conditions set forth herein;

         NOW, THEREFORE, the parties hereto hereby agree as follows:

1. As used herein, all terms that are defined in the Credit Agreement shall have the same meanings herein.

2. Subparagraph (c) of the fourth paragraph of the Introductory Statement of the Credit Agreement is hereby amended by deleting the parenthetical phrase set forth in clause (x) thereof and inserting in lieu thereof the following:

                  "(limited,  in the  case of  foreign  Subsidiaries,  to 65% of the  outstanding
                  shares thereof or other ownership interests therein)"

3. The definition of the term "EBITDA" set forth in Section 1.01 of the Credit Agreement is hereby amended by (i) deleting the words "and (x)" appearing in the eighth line thereof and inserting in lieu thereof the words ", (x) the debit, if any, attributable to Minority Interests and (xi)" and (ii) deleting the words "plus or minus (c)" appearing in the tenth line thereof and inserting in lieu thereof the words "minus (c) the credit, if any, attributable to Minority Interests plus or minus (d)".


4. The definition of the term "Letter of Credit" set forth in Section 1.01 of the Credit Agreement is hereby amended by (i) inserting the words "and the aggregate Letter of Credit Outstandings in respect of which shall not exceed
$110,000,000 at any one time" immediately following the words "satisfactory to the Agent" appearing at the end of clause (ii)(x)(A) thereof, (ii) inserting the words ", provided that the aggregate Letter of Credit Outstandings in respect of Letters of Credit that are issued for such purposes of foreign Subsidiaries of the Borrower shall not exceed $40,000,000 at any one time" immediately following the words "with past practices" appearing at the end of clause (ii)(x)(B) thereof and (iii) inserting the words "of the Borrower and the Guarantors" immediately preceding the words "that are consistent with past practices" appearing at the end of clause (ii)(y) thereof.

5. The definition of the term "Prepayment Date" set forth in Section 1.01 of the Credit Agreement is hereby amended in its entirety to read as follows:

                           "Prepayment  Date"  shall  mean  July 8,  1999 if the
                  Final Order has not been entered by the Bankruptcy Court on or before such date.

6. The definition of the term "Termination Event" set forth in Section 1.01 of the Credit Agreement is hereby amended by inserting the words "Single Employer" immediately preceding the word "Plan" each time the same appears in clauses
(iii), (iv) and (v) thereof.

7. Section 1.01 of the Credit Agreement is hereby amended by inserting the following definition in appropriate alphabetical order:

                           "Minority  Interests"  shall mean any shares of stock
                  of any class of a Guarantor (other than directors' qualifying shares if required by law) that are not owned by the Borrower and/or one or more of the Guarantors; Minority Interests shall be valued in accordance with GAAP."

8. Section 2.02(f) of the Credit Agreement is hereby amended by inserting the following proviso at the end thereof:

                  "provided, that in the event the Borrower reimburses a draft (or portion thereof) drawn under any Tranche C Letter of Credit, the Borrower shall, within two Business Days, request either (x) a new Tranche C Letter of Credit or (y) a reallocation of a Tranche A Letter of Credit (or portion thereof) to Tranche C (pursuant to Section 2.02(j)) in an amount equal to the amount of such reimbursement."

9. Section 2.02 is hereby amended by inserting the following new subsection (j) at the end thereof:


                           "(j) Notwithstanding anything to the contrary herein,
                  the Agent shall have the right, after consultation with the Borrower, and so long as no Event of Default shall have occurred and be continuing, to reallocate any Tranche A Letter of Credit (or portion thereof) to Tranche C as a Tranche C Letter of Credit (and each Tranche C Bank shall thereupon be deemed to have purchased a participation therein as provided for in subsection (h) above), provided that no such transfer shall cause the Tranche C Letter of Credit Outstandings to exceed the Total Tranche C Commitment."

10. Section 2.13(a) of the Credit Agreement is hereby amended by inserting the parenthetical phrase "(subject to Section 2.02(f) hereof)" immediately following the words "The Borrower shall have the right" in the first sentence thereof.

11. Section 3.01 of the Credit Agreement is hereby amended by deleting the word "Guarantors" appearing in clause (i) thereof and inserting in lieu thereof the word "Subsidiaries".

12. Section 3.04 of the Credit Agreement is hereby amended (i) by deleting the word "Guarantors" each time the same appears in the second and third sentences thereof and inserting each time in lieu thereof the word "Subsidiaries" and (ii) by inserting the designation "(x)" immediately following the words "for the fiscal quarter ended January 31, 1999 other than" appearing in the third sentence thereof.

13. Section 3.05 is hereby amended by inserting the following parenthetical phrase at the end thereof:

                           "(except for Subsidiaries, if any, formed or acquired subsequent to the Filing Date as otherwise permitted hereby)".

14. Section 3.06 of the Credit Agreement is hereby amended (x) by deleting the word "and" immediately preceding clause (ii) thereof and inserting in lieu thereof a comma and (y) by inserting the following new clause (iii) at the end thereof:

                           "and (iii) other Liens that are permitted by this
Agreement".

15. Section 3.10 of the Credit Agreement is hereby amended by inserting at the end thereof the words "in accordance with the Budget as provided for herein (and including as permitted by Section 6.10)".

16. Section 4.02(d) of the Credit Agreement is hereby amended by deleting the words "30 days after the entry of the Interim Order" appearing therein and inserting in lieu thereof the words "on or before July 8, 1999".

1.

17. Section 6 of the Credit Agreement is hereby amended and restated in its entirety to read as set forth on Schedule I hereto.

18. Section 7.01(i) of the Credit Agreement is hereby amended by deleting the words "or terminating the use of cash collateral by the Borrower or the Guarantors pursuant to the Orders" appearing therein.

19. Section 7.01(m) of the Credit Agreement is hereby amended by inserting the words "Single Employer" immediately preceding the words "Plan" or "Plans" each time the same appears therein.

20. Section 9.03 is hereby amended by inserting the following sentence at the end thereof:

                  "To the extent any Guarantor (a "Funding Guarantor") makes a payment hereunder in excess of the aggregate amount of all loans and advances received by such Funding Guarantor from the Borrower after the Filing Date (the "Inter-Company Loans"), then such Funding Guarantor, after the payment in full of the obligations hereunder and under the other Loan Documents, shall be entitled to a claim under Section 364(c)(1) of the Bankruptcy Code against each other Guarantor and the Borrower in such amount as may be determined by the Bankruptcy Court taking into account the relative benefits received by each such Person, and such claim shall be deemed to be an asset of the Funding Guarantor; provided that such claim shall be subordinate and junior in all respects to the Superpriority Claims of the Agent and the Banks and any other claim to which such Superpriority Claims shall be subject as set forth in
                  Section 2.22 hereof."

21. Section 10.03(b) of the Credit Agreement is hereby amended by deleting clause (i) of the first sentence thereof in its entirety and inserting in lieu thereof the following:

                  "(i) the Agent and the Fronting Bank must give their respective prior written consent, which consent will not be unreasonably withheld, to any such assignment other than (A) in the case of an assignment of a Tranche B Commitment (and related Loans), an assignment to a Person at least 50% owned by the assignor Bank or by a common parent of both or to another Bank and (B) in the case of an assignment of a Tranche A Commitment or a Tranche C Commitment (and related Loans or Letters of Credit), an assignment to either an existing Tranche A Bank or an existing Tranche C Bank,"

22. This Amendment shall not become effective until the date (the " Effective Date") on which this Amendment shall have been executed by the Borrower, the Guarantors, the Required Banks and the Agent, and the Agent shall have received evidence satisfactory to it of such execution.

1.


23. Except to the extent hereby amended, the Credit Agreement and each of the Loan Documents remain in full force and effect and are hereby ratified and affirmed.

24. The Borrower agrees that its obligations set forth in Section 10.05 of the Credit Agreement shall extend to the preparation, execution and delivery of this Amendment, including the reasonable fees and disbursements of special counsel to the Agent.

25. This Amendment shall be limited precisely as written and shall not be deemed
(a) to be a consent granted pursuant to, or a waiver or modification of, any other term or condition of the Credit Agreement or any of the instruments or agreements referred to therein or (b) to prejudice any right or rights which the Agent or the Banks may now have or have in the future under or in connection with the Credit Agreement or any of the instruments or agreements referred to therein. Whenever the Credit Agreement is referred to in the Credit Agreement or any of the instruments, agreements or other documents or papers executed or delivered in connection therewith, such reference shall be deemed to mean the Credit Agreement as modified by this Amendment.

26. This Amendment may be executed in any number of counterparts and by the different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

27. This Amendment shall be governed by, and construed in accordance with, the laws of the State of New York.

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the day and the year first above written.

                                            BORROWER:

                         HARNISCHFEGER INDUSTRIES, INC.


                          By: _________________________
                                     Title:

                                            GUARANTORS:

                                          AMERICAN ALLOY COMPANY
                                          AMERICAN LONGWALL FACE CONVEYORS, INC.
                                          AMERICAN LONGWALL, INC.
                                          AMERICAN LONGWALL REBUILD, INC.
                                          AMERICAN LONGWALL ROOF SUPPORTS, INC.
                                          BELOIT CORPORATION
                                          BELOIT PULPING GROUP, INC.
                                          BENEFIT, INC.



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


                          By: _________________________
                                     Title:

                                            AGENT:

                            THE CHASE MANHATTAN BANK,
       Individually as a Tranche A Bank, Tranche B Bank and Tranche C Bank
                                  and as Agent


                          By: _________________________
                                     Title:

                                                     270 Park Avenue
                                                     New York, New York 10017




                                                  Schedule I to First Amendment


         Section 6 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

"SECTION 6.  NEGATIVE COVENANTS

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


SECTION 6.1 Liens. Incur, create, assume or suffer to exist any Lien on any asset of the Borrower or the Subsidiaries, now owned or hereafter acquired by the Borrower or any of such Subsidiaries, other than (i) Liens which were existing on the Filing Date as reflected on Schedule 3.06 hereto; (ii) Permitted Liens; (iii) Liens in favor of the Agent and the Banks; (iv) Liens securing purchase money Indebtedness permitted by Section 6.03(iii); (v) Liens on the assets of foreign Subsidiaries of the Borrower (the "Foreign Subsidiaries") to secure Indebtedness for borrowed money of such Foreign Subsidiaries incurred after the Filing Date for working capital and general corporate purposes in an aggregate amount for all of the Foreign Subsidiaries not in excess of the equivalent of U.S. $25,000,000 at any one time outstanding; (vi) Liens on the assets of Foreign Subsidiaries granted to secure Indebtedness for borrowed money of such Foreign Subsidiaries in existence on the Filing Date, and in an aggregate amount not in excess of $175,000,000 provided that the sum of the outstanding amount of the Indebtedness that is secured by Liens that are permitted by this clause plus the Letter of Credit Outstandings of Letters of Credit issued for the benefit of Foreign Subsidiaries and described in clauses
(ii)(x)(A) and (B) of the definition of the term "Letter of Credit" plus the aggregate outstanding amount of advances and loans to Foreign Subsidiaries that are permitted by Section 6.10(iv) shall not exceed $290,000,000 at any one time;
(vii) Liens on the assets of Foreign Subsidiaries in favor of the Borrower or other Subsidiaries of the Borrower; (viii) any Lien existing on any property or asset prior to the acquisition thereof by the Borrower or any Subsidiary, provided that (x) such Lien is not created in contemplation of or in connection with such acquisition, (y) such lien shall not apply to any other property or assets of the Borrower or any Subsidiary and (z) such Lien shall secure (A) only those obligations which it secures on the date of such acquisition or (B) extensions, renewals and replacements thereof that do not increase the outstanding principal amount thereof; (ix) Liens on fixed or capital assets acquired, constructed or improved by the Borrower or any Subsidiary, provided that (w) such Liens secure Indebtedness permitted by Section 6.03(xii), (x) such Liens and the Indebtedness secured thereby are incurred prior to or within 90 days after such acquisition or the completion of such construction or improvement, (y) the Indebtedness secured thereby does not exceed 100% of the cost of acquiring, constructing or improving such fixed or capital assets and
(z) such Liens shall not apply to any other property or assets of the Borrower or any Subsidiary; (x) attachment, judgment and other similar Liens on assets of Foreign Subsidiaries arising in connection with court proceedings, provided such Liens are effectively discharged within 30 days after the Foreign Subsidiary receives notice thereof and the claims secured thereby are being actively contested in good faith by appropriate proceedings and against which an adequate reserve has been established; (xi) Liens created in connection with the extension or renewal of any secured Indebtedness or other obligations permitted under the terms of this Agreement; provided, however, that the principal amount of the Indebtedness or other obligations secured thereby shall not exceed the principal amount of the Indebtedness or other obligations so secured at the time of such extension or renewal and that any Lien granted in connection with such extension or renewal shall be limited to the same property that secured the Indebtedness or other obligations so extended or renewed; and (xii) in addition to the foregoing, and with the prior written consent of the Agent and the financial advisor to the Banks in each instance, other Liens securing Indebtedness permitted hereunder and incurred after the Filing Date, and which Indebtedness secured by such Liens, in the aggregate, is less than the equivalent of U.S. $10,000,000 at any one time outstanding.

SECTION 6.2 Merger, etc. Consolidate or merge with or into another Person except that (x) any Guarantor may merge with or into any other Guarantor and (y) any Foreign Subsidiary may merge with or into any other Foreign Subsidiary, provided that if either of such Foreign Subsidiaries is directly owned by the Borrower or any Guarantor, the successor Foreign Subsidiary shall also be directly owned by the Borrower or a Guarantor. The Borrower shall give the Agent no less than 10 days' prior written notice before the consummation of any merger permitted hereby.

SECTION 6.1


SECTION 6.3 Indebtedness. Contract, create, incur, assume or suffer to exist any Indebtedness, or enter into any Hedge Agreement, except for (i) Indebtedness under this Agreement; (ii) Indebtedness incurred prior to the Filing Date (including existing Capitalized Leases); (iii) Indebtedness incurred subsequent to the Filing Date secured by purchase money Liens (exclusive of Capitalized Leases) in an aggregate amount not to exceed the equivalent of U.S. $10,000,000;
(iv)  Capitalized  Leases to the extent of  Capital  Expenditures  permitted  by
Section 6.04; (v) Indebtedness arising from Investments among the Borrower and the Subsidiaries, and among Foreign Subsidiaries, that are permitted hereunder;
(vi) Indebtedness owed to Chase or any banking Affiliates in respect of any overdrafts and related liabilities arising from treasury, depository and cash management services or in connection with any automated clearing house transfers of funds; (vii) inter-company Indebtedness in existence on the Filing Date and set forth on Schedule 6.03(vii) hereto; (viii) additional loans and advances by the Borrower or any Guarantor to Foreign Subsidiaries in an aggregate amount at any one time outstanding not in excess of the amounts set forth in Section 6.10 (provided that (A) such loans and advances shall be made on a demand basis or (if other than a demand basis) on the most favorable terms that are available to the Borrower or such Guarantor (including with respect to collateral) as determined in the Borrower's reasonable judgment after consultation with the Agent and the financial advisor to the Banks, (B) all of such loans and advances shall be evidenced by promissory notes bearing interest or discount rates, and otherwise payable on terms, consistent with past practice or otherwise satisfactory to the Agent and the financial advisor to the Banks, and providing that payments thereunder shall be made without setoff, counterclaim or deduction of any kind and (C) no such loans or advances may be made to any Foreign Subsidiary that has become the subject of a voluntary or involuntary bankruptcy or similar proceeding) and additional loans and advances among Foreign Subsidiaries; (ix) Hedge Agreements that are entered into in the ordinary course of business consistent with past practices; (x) Indebtedness incurred subsequent to the Filing Date by a Foreign Subsidiary to a lender that is not an Affiliate of such Foreign Subsidiary in an aggregate amount not in excess of the equivalent of U.S. $25,000,000 at any one time outstanding; (xi) sale/lease back transactions of Foreign Subsidiaries in an aggregate amount not in excess of the equivalent of U.S. $5,000,000 at any one time outstanding; (xii) Indebtedness incurred by Foreign Subsidiaries to lenders that are not Affiliates of such Foreign Subsidiaries for the acquisition, construction or improvement of any property after the Filing Date in an aggregate amount not in excess of the equivalent of U.S. $5,000,000 at any one time outstanding; (xiii) obligations incurred by a Foreign Subsidiary to the Borrower or Guarantors in connection with a Letter of Credit procured under this Agreement on behalf of such Foreign Subsidiary; and (xiv) Indebtedness incurred by the Borrower or a Guarantor to a Foreign Subsidiary.

SECTION 6.4 Capital Expenditures. Make Capital Expenditures during each fiscal quarter listed below in an aggregate amount in excess of the amount specified opposite such fiscal quarter, provided that if the amount of the actual Capital Expenditures that are made during any fiscal quarter is less than the amount thereof that is permitted to be made during such fiscal quarter, the unused portion thereof may be carried forward to and made during the immediately following two fiscal quarters:

         Fiscal Quarter Ending              Maximum Capital Expenditures

         July 31, 1999                               $22,253,000
         October 31, 1999                            $17,340,000
         January 31, 2000                            $20,797,000
         April 30, 2000                              $23,079,000
         July 31, 2000                               $25,578,000
         October 31, 2000                            $25,571,000
         January 31, 2001                            $19,327,000
         April 30, 2001                              $23,701,000
         Thereafter through Maturity Date            $ 7,221,000

SECTION 6.5 EBITDA. (a) Permit cumulative EBITDA for each period commencing on August 1, 1999 and ending on the last day of each fiscal month listed below to be less than the amount specified opposite such fiscal month:

                  Fiscal Month                       EBITDA

                  August, 1999                       ($10,819,000)
                  September, 1999                     ($8,388,000)
                  October, 1999                       ($4,344,000)
                  November, 1999                      ($1,145,000)
                  December, 1999                         $444,000
                  January, 2000                        $9,049,000
                  February, 2000                      $12,312,000
                  March, 2000                         $17,098,000
                  April, 2000                         $25,168,000
                  May, 2000                           $29,985,000
                  June, 2000                          $36,665,000
                  July, 2000                          $48,286,000
                  August, 2000                        $54,293,000
                  September, 2000                     $63,563,000
                  October, 2000                       $78,536,000
                  November, 2000                      $83,824,000
                  December, 2000                      $89,867,000
                  January, 2001                       105,581,000
                  February, 2001                     $113,903,000
                  March, 2001                        $124,736,000
                  April, 2001                        $142,830,000
                  May, 2001                          $153,047,000

  b)      Permit EBITDA to be negative for any month commencing with March 2000.

SECTION 6.6 Guarantees and Other Liabilities. Purchase or repurchase (or agree, contingently or otherwise, so to do) the Indebtedness of, or assume, guarantee (directly or indirectly or by an instrument having the effect of assuring another's payment or performance of any obligation or capability of so doing, or otherwise), endorse or otherwise become liable, directly or indirectly, in connection with the obligations, stock or dividends of any Person, except (i) for any guaranty of Indebtedness or other obligations of the Borrower or any Subsidiary if the Indebtedness is permitted by this Agreement, (ii) by endorsement of negotiable instruments for deposit or collection in the ordinary course of business and (iii) as otherwise agreed in writing by the Agent.

SECTION 6.7 Chapter 11 Claims. Incur, create, assume, suffer to exist or permit any other Superpriority Claim which is pari passu with or senior to the claims of the Agent and the Banks against the Borrower and the Guarantors hereunder, except for the Carve-Out.

SECTION 6.8 Dividends; Capital Stock. Declare or pay, directly or indirectly, any dividends or make any other distribution or payment, whether in cash, property, securities or a combination thereof, with respect to (whether by reduction of capital or otherwise) any shares of capital stock (or any options, warrants, rights or other equity securities or agreements relating to any capital stock), or set apart any sum for the aforesaid purposes, provided that any Subsidiary may pay dividends or make other distributions to the Borrower or to any other Subsidiary and to any third party who, on account of an equity interest in such Subsidiary, is legally entitled to a pro rata share of such payment.

SECTION 6.9 Transactions with Affiliates. Sell or transfer any property or assets to, or otherwise engage in any other material transactions with, any of its Affiliates (other than the Borrower and the Subsidiaries), other than in the ordinary course of business at prices and on terms and conditions not less favorable to the Borrower or its Subsidiaries than could be obtained on an arm's-length basis from unrelated third parties and transactions among the Borrower and its Subsidiaries in the ordinary course of business and consistent with past practices, or as may be otherwise satisfactory to the Agent and the financial advisor to the Banks.

SECTION 6.1


SECTION 6.10 Investments, Loans and Advances.Purchase, hold or acquire any capital stock, evidences of indebtedness or other securities of, make or permit to exist any loans or advances to, or make or permit to exist any investment in, any other Person (all of the foregoing, "Investments"), except for (i) ownership by the Borrower or the Guarantors of the capital stock of each of the Subsidiaries listed on Schedule 3.05, (ii) Permitted Investments, (iii) advances and loans among the Borrower and the Guarantors in the ordinary course and consistent with past practice, (iv) advances and loans by the Borrower or the Guarantors to Foreign Subsidiaries the terms of which advances and loans comply with Section 6.03(viii), provided that the aggregate amount of such advances and loans shall not exceed in the aggregate (x) $90,000,000 in the case of advances and loans to finance the working capital requirements of Foreign Subsidiaries or
(y) $110,000,000 in the case of advances and loans that are used to repay the Indebtedness of Foreign Subsidiaries, and provided, further, that the sum of the advances and loans that are permitted by this Section 6.10(iv) plus the Letter of Credit Outstandings of Letters of Credit issued for the benefit of Foreign Subsidiaries and described in clauses (ii)(x)(A) and (B) of the definition of the term "Letter of Credit" plus the aggregate amount of Indebtedness that is secured by liens permitted by Section 6.01(vi) shall not exceed the aggregate amount of $290,000,000 at any one time, and provided, further, that no such advances or loans shall be made to finance payments to Asia Pulp & Paper Co. Ltd.; and (v) Investments, advances and loans among Foreign Subsidiaries. Nothing herein shall preclude the Borrower or any Subsidiary from forming additional Foreign Subsidiaries so long as the effect of such transaction is not to change the direct or indirect ownership or control of any assets that are presently directly or indirectly owned or controlled by the Foreign Subsidiaries whose ownership interests are pledged to the Banks hereunder. Notwithstanding anything to the contrary contained in this Agreement, (1) the maximum dollar amounts of the loans and advances that may be made pursuant to clauses (iv)(x) and (y) of the first sentence of this Section 6.10, and the maximum amount of Letters of Credit that are described in clauses (ii)(x)(A) and (B) of the definition of the term "Letter of Credit", may be adjusted upwards or downwards with the prior written consent of the Agent and the financial advisor to the Banks, but only so long as the sum of the loans and advances that may be made pursuant to such clauses, plus the aggregate of such Letters of Credit, does not exceed $240,000,000 in the aggregate and (2) the sum of the aggregate loans and advances made pursuant to clauses (iv)(x) and (y) of the first sentence of this
Section 6.10 plus the Letter of Credit Outstandings of Letters of Credit issued for the benefit of Foreign Subsidiaries and described in clauses (ii)(x)(A) and
(B) of the definition of the term "Letter of Credit" shall not exceed $240,000,000 in the aggregate at any time.

SECTION 6.11 Disposition of Assets. Sell or otherwise dispose of any assets (including, without limitation, the capital stock of any Subsidiary) except for
(i) sales of inventory, fixtures and equipment in the ordinary course of business, (ii) sales or other dispositions of other assets having a fair market value not exceeding $10,000,000 in the aggregate; (iii) sales of excess or obsolete property, plant and equipment; (iv) non-recourse receivable sales by Foreign Subsidiaries; and (v) dispositions that are otherwise permitted by this Agreement.

SECTION 6.12 Nature of Business. Modify or alter in any material manner the nature and type of its business as conducted at or prior to the Filing Date or the manner in which such business is conducted (except as required by the Bankruptcy Code).

SECTION 6.13 Dividend Restrictions. Without the prior written consent of the Agent and the financial advisor to the Banks, the Borrower shall not, and shall not permit its Subsidiaries, to permit or place or agree to permit or place, any restriction, directly or indirectly, on (i) the payment of dividends or other distributions by any Subsidiary to the Borrower or (ii) the making of advances or other cash payments by any Subsidiary to the Borrower."




1-NY/997540.2

                                SECOND AMENDMENT
                            TO REVOLVING CREDIT, TERM
                           LOAN AND GUARANTY AGREEMENT

         SECOND AMENDMENT, dated as of July 8, 1999 (the "Amendment"), to the REVOLVING CREDIT, TERM LOAN AND GUARANTY AGREEMENT, dated as of June 7, 1999, among HARNISCHFEGER INDUSTRIES, INC., a Delaware corporation (the "Borrower"), a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Guarantors named therein (the "Guarantors"), THE CHASE MANHATTAN BANK, a New York banking corporation ("Chase"), each of the other financial institutions party thereto (together with Chase, the "Banks") and THE CHASE MANHATTAN BANK, as Agent for the Banks (in such capacity, the "Agent"):

                              W I T N E S S E T H:

         WHEREAS, the Borrower, the Guarantors, the Banks and the Agent are parties to that certain Revolving Credit, Term Loan and Guaranty Agreement, dated as of June 7, 1999, as amended by that certain First Amendment to Revolving Credit, Term Loan and Guaranty Agreement, dated as of July 8, 1999 (as the same may be further amended, modified or supplemented from time to time, the "Credit Agreement"); and

         WHEREAS, the Borrower and the Guarantors have requested that from and after the Effective Date (as hereinafter defined) of this Amendment, the Credit Agreement be amended subject to and upon the terms and conditions set forth herein;

         NOW, THEREFORE, the parties hereto hereby agree as follows:

1. As used herein, all terms that are defined in the Credit Agreement shall have the same meanings herein.

2. Section 2.01(b) of the Credit Agreement is hereby amended (i) by deleting the words "two Business Days after the entry by the Bankruptcy Court of the Final Order" appearing therein and by inserting in lieu thereof the words "three Business Days after the first date upon which the aggregate principal amount of outstanding Revolving Loans is equal to or in excess of $200,000,000" and (ii) by inserting the following sentence at the end thereof:

                           "The Borrowings of the Term Loans provided for in the first sentence of this subsection (b) shall be effected on the date set forth above by a refinancing of outstanding Revolving Loans with Term Loans."


3. Section 2.05(c) of the Credit Agreement is hereby amended by (i) inserting at the end of the first sentence thereof the words ", provided that the Borrower shall be deemed to have given notice of the making of the Term Loans (but not of the Type thereof, as to which the fourth sentence of this Section shall remain applicable) on the first date upon which the aggregate principal amount of outstanding Revolving Loans is equal to or in excess of $200,000,000" and (ii) deleting the words "except as provided in the last sentence of this Section 2.05(b)" from the second sentence thereof.

4. Section 2.13(b) of the Credit Agreement is hereby amended by inserting the following immediately preceding the word "or" appearing at the end of clause (i) of the first sentence thereof: ", provided that, notwithstanding anything to the contrary contained herein, no such reimbursement shall be required upon the refinancing of outstanding Revolving Loans with Term Loans pursuant to Section 2.01(b),".

5. Section 4.02(d) of the Credit Agreement is hereby amended by deleting the words "no later than" appearing in the tenth line thereof.

6. On June 28, 1999, certain of the Borrower's direct and indirect Subsidiaries (that had not previously filed voluntary petitions with the Bankruptcy Court) filed voluntary petitions with the Bankruptcy Court initiating cases under Chapter 11 of the Bankruptcy Code. By their execution at the foot hereof under the signature counterpart titled "New Guarantors", each of such Subsidiaries (the "New Guarantors") agrees to become a Guarantor under the Credit Agreement as if it had originally executed the Credit Agreement, and agrees to comply with all of the terms of the Credit Agreement, the other Loan Documents and the Orders, and from and after the Effective Date hereof, each such New Guarantor shall be deemed to be a Guarantor under the Credit Agreement, and the other Loan Documents for all purposes, and all references to "Guarantor" in the Credit Agreement and any other Loan Document shall be deemed to include the New Guarantors. Upon the request of the Agent, each New Guarantor agrees to execute and deliver such additional documents, instruments, agreements (including an amendment to the Pledge Agreement) and statements, in form and substance satisfactory to the Agent in order to effect the intentions contemplated by this paragraph 5.

7. This Amendment shall not become effective until the date (the "Effective Date") on which this Amendment shall have been executed by the Borrower, the Guarantors, the New Guarantors, the Required Banks and the Agent, and the Agent shall have received evidence satisfactory to it of such execution, provided that the effectiveness of paragraph 5 of this Amendment shall be subject to the entry by the Bankruptcy Court of an order satisfactory in form and substance to the Agent (which order may be part of the Final Order) authorizing the New Guarantors to become Guarantors under the Credit Agreement and the other Loan Documents.

8. Except to the extent hereby amended, the Credit Agreement and each of the Loan Documents remain in full force and effect and are hereby ratified and affirmed.

9. The Borrower agrees that its obligations set forth in Section 10.05 of the Credit Agreement shall extend to the preparation, execution and delivery of this Amendment, including the reasonable fees and disbursements of special counsel to the Agent.

1.

10. This Amendment shall be limited precisely as written and shall not be deemed
(a) to be a consent granted pursuant to, or a waiver or modification of, any other term or condition of the Credit Agreement or any of the instruments or agreements referred to therein or (b) to prejudice any right or rights which the Agent or the Banks may now have or have in the future under or in connection with the Credit Agreement or any of the instruments or agreements referred to therein. Whenever the Credit Agreement is referred to in the Credit Agreement or any of the instruments, agreements or other documents or papers executed or delivered in connection therewith, such reference shall be deemed to mean the Credit Agreement as modified by this Amendment.

11. This Amendment may be executed in any number of counterparts and by the different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

12. This Amendment shall be governed by, and construed in accordance with, the laws of the State of New York.

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the day and the year first above written.

                                            BORROWER:

                         HARNISCHFEGER INDUSTRIES, INC.


                          By: _________________________
                                     Title:

                                            GUARANTORS:

                                        AMERICAN ALLOY COMPANY
                                        AMERICAN LONGWALL FACE CONVEYORS, INC.
                                        AMERICAN LONGWALL, INC.
                                        AMERICAN LONGWALL REBUILD, INC.
                                        AMERICAN LONGWALL ROOF SUPPORTS, INC.
                                        BELOIT CORPORATION
                                        BELOIT PULPING GROUP, INC.
                                        BENEFIT, INC.
                                        FIELD REPAIR SERVICES LLC
                                        FITCHBURG CORPORATION
                                        HARNISCHFEGER CORPORATION
                                        HARNISCHFEGER WORLD SERVICES CORPORATION
                                        THE HORSBURGH & SCOTT COMPANY
                                        JOY TECHNOLOGIES INC.
                                        OPTICAL ALIGNMENT SYSTEMS AND INSPECTION
                                                        SERVICES, INC.
                                        PRINCETON PAPER COMPANY, LLC
                                        RCHH, INC.


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


                          By: _________________________
                                     Title:

                                            NEW GUARANTORS:

                                            AMERICAN LONGWALL MEXICO, INC.
                                            BELOIT INTERNATIONAL SERVICES, INC.
                                            BELOIT IRON WORKS, INC.
                                            DOBSON MANAGEMENT SERVICES, INC.
                                            GULLICK DOBSON, INC.
                                            HARNISCHFEGER CREDIT CORPORATION
                                            HARNISCHFEGER OVERSEAS, INC.
                                            JOY INTERNATIONAL SALES
                                                CORPORATION, INC.
                                            MINING SERVICES, INC.
                                            MIP PRODUCTS, INC.
                                            PEAC, INC.
                                            PMAC, INC.
                                            RADER RESOURCE RECOVERY, INC.
                                            RYL, LLC
                                            SMK COMPANY

                          By: _________________________
                                     Title:


                                        ECOLAIRE EXPORT FSC, INC.
                                        ECOLAIRE INCORPORATED
                                        INDUSTRIAL CLEAN AIR, INC.
                                        J.P.D., INC.
                                        JOY ENERGY SYSTEMS, INC.
                                        JOY POWER PRODUCTS, INC.
                                        NEW ECOLAIRE, INC.
                                        P.W.E.C., INC.
                                        PEABODY & WIND ENGINEERING CORPORATION
                                        SMITH MACHINE WORKS, INC.


                          By: _________________________
                                     Title:

                                            BELOIT HOLDINGS, INC.


                          By: _________________________
                                     Title:

                                            JOY ENVIRONMENTAL TECHNOLOGIES, INC.


                          By: _________________________
                                     Title:

                                            PEOC, INC.


                          By: _________________________
                                     Title:

                                            AGENT:

                            THE CHASE MANHATTAN BANK,
       Individually as a Tranche A Bank, Tranche B Bank and Tranche C Bank
                                  and as Agent


                          By: _________________________
                                     Title:
                                                     270 Park Avenue
                                                     New York, New York 10017






                                                                      Exhibit 11
                        HARNISCHFEGER INDUSTRIES, INC.
                        CALCULATION OF EARNINGS PER SHARE
             (Dollar amounts in thousands except per share amounts)


                                                         Three Months Ended              Nine Months Ended
                                                              July 31,                       July 31,
                                                      ---------------------------    ----------------------------
                                                          1999          1998              1999           1998

Average common shares outstanding
        Basic                                              46,516     46,339              46,267       46,499
                                                      ============  =============    ============   =============
        Diluted                                            46,516     46,339              46,267       46,499
                                                      ============  =============    ============   =============



(Loss) from continuing operation                      $(1,019,403)  $(38,604)        $(1,110,060)   $(136,401)

Income from discontinued operation,
       net of applicable income taxes                           -           -               -           4,376

Gain on sale of discontinued operation,
       net of applicable income taxes                           -           -               -         151,500

                                                      ============  =============    ============   =============
        Net Income (loss)                             $(1,019,403)  $(38,604)        $(1,110,060)   $  19,475
                                                      ============  =============    ============   =============

Basic Earnings Per Share
        (Loss) from continuing operations             $   (21.92)     (0.83)         $   (23.99)    $  (2.93)
        Income and net gain from sale of
             discontinued operation                           -          -                   -          3.35
                                                      ------------  -------------    ------------   -------------
        Net Income (loss)                             $   (21.92)   $ (0.83)         $   (23.99)    $   0.42
                                                      ============  =============    ============   =============

Diluted Earnings Per Share
        (Loss) from continuing operations             $   (21.92)   $ (0.83)         $   (23.99)    $  (2.93)
        Income and net gain from sale of
             discontinued operation                           -          -                   -          3.35
                                                      ------------  -------------    ------------   -------------
         Net Income (loss)                            $   (21.92)   $ (0.83)         $   (23.99)    $   0.42
                                                      ============  =============    ============   =============
