Form 10-K
period 1999-10-31
HARNISCHFEGER INDUSTRIES INC
filed 2000-02-14
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1999.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                          Commission file number 1-9299
                         HARNISCHFEGER INDUSTRIES, INC.

             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                 39-1566457
    (State or Jurisdiction of               (I.R.S. Employer Identification No.)
   Incorporation or Organization)

 3600 South Lake Drive, St. Francis, Wisconsin         53235-3716
    (Address of Principal Executive Office)            (Zip Code)

Registrant's Telephone Number, Including Area Code: (414) 486-6400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                           Common Stock, $1 Par Value
                         Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The  aggregate   market  value  of   Registrant's   Common  Stock  held  by
non-affiliates, as of February 11, 2000, based on a closing price of $0.875 per share, was approximately $42.0 million.

     The number of shares outstanding of Registrant's Common Stock, as of February 11, 2000, was 47,949,089.


                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                       For The Year Ended October 31, 1999

                                                                           Page

Part I

 Item 1.  Business....................................................       3
 Item 2.  Properties..................................................       6
 Item 3.  Legal Proceedings...........................................       8
 Item 4.  Submission of Matters to
           a Vote of Security Holders.................................       9

Part II

 Item 5.  Market for Registrant's Common
           Equity and Related Stockholder Matters.....................       9
 Item 6.  Selected Financial Data.....................................      10
 Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............      11

Item 7a. Quantitative and Qualitative Disclosures
          About Market Risk...........................................      22
Item 8.  Financial Statements and Supplementary Data..................      23
Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure......................      24
Part III

Item 10. Directors and Executive Officers of the Registrant...........      24
Item 11. Executive Compensation.......................................      26
Item 12. Security Ownership of Certain Beneficial Owners
          and Management..............................................      31
Item 13. Certain Relationships and Related Transactions...............      31

Part IV

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K........................................      32
Signatures      ......................................................      66





                                     PART I

Item 1.  Business

General

     Harnischfeger Industries, Inc. ("Harnischfeger" or the "Company") is involved in the worldwide manufacture, distribution and servicing of surface mining equipment (P&H Mining Equipment or "P&H") and underground mining machinery (Joy Mining Machinery or "Joy"). Harnischfeger is the direct successor to a business begun over 115 years ago which, at October 31, 1999, through its subsidiaries, manufactures and markets products classified into two business segments: Surface Mining Equipment and Underground Mining Machinery. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. Joy is a major manufacturer of underground mining equipment for the extraction of bedded minerals and offers comprehensive service locations near major mining regions worldwide.

     This document contains forward-looking statements. When used in this document, terms such as "anticipate", "believe", "estimate", "expect", "indicate", "may be", "objective", "plan", "predict", "will be", and the like are intended to identify such statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those projected, including without limitation, those described below under the heading "Cautionary Factors".

Reorganization Under Chapter 11

     On June 7, 1999, the Company and substantially all of its domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and orders for relief were entered. The Debtors include the Company's principal domestic operating subsidiaries, Beloit Corporation ("Beloit"), Joy Mining Machinery, and P&H Mining Equipment. The Debtors' Chapter 11 cases are jointly administered for procedural purposes only under case number 99-2171. The issue of substantive consolidation of the Debtors has not been addressed. Unless Debtors are substantively consolidated under a confirmed plan of reorganization, payment of prepetition claims of each Debtor may substantially differ from payment of prepetition claims of other Debtors. See also Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the bankruptcy proceedings.

Discontinued Operation

     On October 8, 1999, the Company announced its plan to dispose of its Pulp and Paper Machinery segment owned by Beloit Corporation and its subsidiaries (the "Beloit Segment"). See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. This segment has been classified as a discontinued operation as is more fully discussed in Note 3 - Discontinued Operations in Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K. Accordingly, Item 1 - Business and
Item 2 - Properties describe the Company's continuing businesses without the Beloit Segment.

DIP Facility

     On July 8, 1999, the Bankruptcy Court approved a two-year, $750 million Revolving Credit Term Loan and Guaranty Agreement underwritten by Chase Manhattan Bank (the "DIP Facility"). The DIP Facility is more fully discussed in
Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 - Borrowings and Credit Facilities in Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Surface Mining Equipment

     P&H is the world's largest producer of electric mining shovels and, in recent years, large walking draglines and is a major provider of manufacturing, repair and support services for the surface mining industry through it's MinePro Services group. In addition, P&H is a significant producer of large diameter blasthole drills and dragline bucket products. P&H products are used in mines, quarries and earth moving operations in the digging and loading of coal, copper, gold, iron ore, lead, zinc, bauxite, uranium, phosphate, stone, clay and other minerals and ores. P&H MinePro Services personnel are strategically located close to customers in major mining centers around the world to provide service, training, repairs, rebuilds, used equipment services, parts and enhancement kits.

     Electric mining shovels range in capacity from 18 to 80 cubic yards. Capacities for walking draglines range from 20 to 150 cubic yards. Blasthole drill models have drilling diameters ranging from 9 to 22 inches and bit load capacities from 70,000 to 150,000 pounds.

     P&H has a relationship in the electric mining shovel business with Kobe Steel, Ltd. ("Kobe") pursuant to which P&H licenses Kobe to manufacture certain electric mining shovels and related replacement parts in Japan. P&H has the exclusive right to market Kobe-manufactured mining shovels and parts outside Japan (except in the case of certain government sales). In addition, P&H is party to an agreement with a corporate unit of the People's Republic of China licensing the manufacture and sale of two models of electric mining shovels and related components. This relationship provides P&H with an opportunity to sell component parts for shovels built in China.

Underground Mining Machinery

     Joy believes it is a leading manufacturer of underground mining equipment. It manufactures and services mining equipment for the underground extraction of coal and other bedded materials. Joy has significant facilities in Australia, South Africa, the United Kingdom and the United States, as well as sales offices in Poland, India, Russia, and the People's Republic of China. Joy products include: continuous miners; complete longwall mining systems; longwall shearers; roof supports; armored face conveyors; shuttle cars; continuous haulage systems; flexible conveyor trains; and roof bolters. Joy also maintains an extensive network of service and replacement parts distribution centers to rebuild and service equipment and to sell replacement parts in support of its installed base. This network includes eight service centers in the United States and five outside of the United States, all of which are strategically located in major underground mining regions.

Certain Financial Information

     Financial information about our business segments and geographic areas of operation are contained in Note 24 - Business Segment Information in Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

International Operations

     Foreign sales of the Surface Mining Equipment segment generated approximately 65% of the segment's consolidated net sales in 1999, 68% in 1998, and 71% in 1997. Foreign sales of the Underground Mining Machinery segment approximated 43% in 1999, 27% in 1998, and 42% in 1997. See Note 24 - Business Segment Information in Notes to Consolidated Financial Statements included in
Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     Harnischfeger's international operations are subject to certain risks not generally applicable to its domestic businesses, including currency fluctuations, changes in tariff restrictions, restrictive regulations of foreign governments (including price and exchange controls), and other governmental actions. Harnischfeger has entered into various foreign currency exchange contracts with major international financial institutions designed to minimize its exposure to exchange rate fluctuations on foreign currency transactions. See "Cautionary Factors" below for additional risks associated with international operations.

Employees

     As of October 31, 1999, Harnischfeger employed approximately 6,780 people in its continuing operations, of which approximately 4,350 were employed in the United States. Approximately 1,635 of the U. S. employees are represented by local unions under collective bargaining agreements. Harnischfeger believes that it maintains generally good relationships with its employees.

Seasonality

     The Company's businesses, excluding aftermarket activity, are subject to cyclical movements in the markets for both surface and underground mining equipment.

Distribution

     P&H and Joy sales are made mostly through the segments' headquarters and sales offices located around the world. The manufacture and sale of repair and replacement parts and the servicing of equipment are important aspects of the Company's businesses.

Competitive Conditions

     P&H and Joy conduct their domestic and foreign operations under highly competitive market conditions, requiring that their products and services be competitive in price, quality, service and delivery.

     P&H is the leading manufacturer of electric mining shovels and, in recent years, large walking draglines. P&H's shovels and draglines compete with similar products made by another U.S. manufacturer and, in certain foreign markets in smaller sizes of such equipment, with foreign manufacturers. These products also compete with hydraulic mining excavators, large rubber tired front end loaders and bucket wheel excavators in certain mining applications. P&H's large rotary blasthole drills compete with several worldwide drill manufacturers. P&H's aftermarket services compete with a large number of primarily regional suppliers.

     Joy believes it is a leading manufacturer of underground mining equipment. Its continuous mining machinery, longwall shearers, continuous haulage equipment, roof supports and armored face conveyors compete with a number of worldwide manufacturers of such equipment. Joy's rebuild services compete with a large number of local repair shops. Joy competes with various regional suppliers in the sale of replacement parts for Joy equipment.

     Both P&H and Joy compete on the basis of providing superior productivity, reliability and service and lower overall cost to their customers.

Backlog

     Backlog by business segment for the Company's continuing operations as of October 31 was:


    In thousands                          1999           1998            1997
--------------------------------------------------------------------------------

Surface Mining Equipment               $ 141,950      $ 204,451       $ 165,987
Underground Mining Machinery             218,458        181,555         192,353
                                    -------------  -------------   -------------

                                       $ 360,408      $ 386,006       $ 358,340
                                    =============  =============   =============


Raw Materials

     P&H purchases raw and semi-processed steel, castings, forgings, copper and other materials from a number of suppliers. In addition, component parts, such as engines, bearings, controls, hydraulic components, and a wide variety of mechanical and electrical items, are purchased from approximately 1,500 suppliers. Purchases of materials and components are made on a competitive basis with no single source being dominant.

     Joy purchases electric motors, gears, hydraulic parts, electronic components, forgings, steel, clutches and other components and raw materials from outside suppliers. Although Joy purchases certain components and raw materials from a single supplier, alternative sources of supply are available for all such items. Joy believes that it has adequate sources of supply for component parts and raw materials for its manufacturing requirements. No single source is dominant.

Patents and Licenses

     P&H and Joy and their respective subsidiaries own numerous patents and trademarks and have patent licenses from others relating to their respective products and manufacturing methods. Also, patent licenses are granted to others throughout the world and royalties are received under most of these licenses. While Harnischfeger does not consider any particular patent or license or group of patents or licenses to be essential to its respective businesses, it considers its patents and licenses significant to the conduct of its businesses in certain product areas.

Research and Development

     Harnischfeger maintains a strong commitment to research and development with engineering staffs that are engaged in full-time research and development of new products and improvement of existing products. P&H and Joy pursue technological development through the engineering of new products, systems and applications; the improvement and enhancement of licensed technology; and synergistic acquisitions of technology by segment. Research and development expenses were $11.1 million in 1999, $18.0 million in 1998 and $15.7 million in 1997.

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

Cautionary Factors

     This report and other documents or oral statements which have been and will be prepared or made in the future contain or may contain forward-looking statements by or on behalf of the Company. Such statements are based upon management's expectations at the time they are made. Actual results may differ materially. In addition to the assumptions and other factors referred to specifically in connection with such statements, the following factors, among others, could cause actual results to differ materially from those contemplated.

     The Company's principal businesses involve designing, manufacturing, marketing and servicing large, complex machines. Significant periods of time are necessary to plan, design and build these machines. With respect to new machines and equipment, there are risks of customer acceptances and start-up or performance problems. Large amounts of capital are required to be devoted by the Company's customers to purchase these machines and to finance the mines that use these machines. The Company's success in obtaining and managing a relatively small number of sales opportunities, including the Company's success in securing payment for such sales and meeting the requirements of warranties and guarantees associated with such sales, can affect the Company's financial performance. In addition, many projects are located in undeveloped or developing economies where business conditions are less predictable. In recent years, between 25% and 65% of the Company's total sales occurred outside the United States.

Other factors that could cause actual results to differ materially from those contemplated include:

o Factors relating to the Company's Chapter 11 filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees; the Company's degree of success in executing its plan of disposition of Beloit; the ability to successfully prepare, have confirmed and implement a plan of reorganization; the availability of financing and refinancing; and the Company's ability to comply with covenants in its DIP Facility. As a result of the Company's Chapter 11 filing, the continuation of the Company, or segments of the Company, on a going concern basis is subject to significant uncertainty.

o Factors affecting customers' purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles, and production and consumption rates of coal, copper, iron, gold and other ores and minerals; the cash flows of customers; the cost and availability of financing to customers and the ability of customers to obtain regulatory approval for investments in mining projects; consolidations among customers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

o Factors affecting the Company's ability to capture available sales opportunities, including: customers' perceptions of the quality and value of the Company's products as compared to competitors' products; whether the Company has successful reference installations to show customers; customers' perceptions of the health and stability of the Company as compared to its competitors; the Company's ability to assist customers with competitive financing programs; and the availability of manufacturing capacity at the Company's factories.

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

o Factors affecting the Company's general business, such as: unforeseen patent, tax, product, environmental, employee health or benefit, or contractual liabilities; nonrecurring restructuring and other special charges; changes in accounting or tax rules or regulations; reassessments of asset valuations for such assets as receivables, inventories, fixed assets and intangible assets; and leverage and debt service.

o Factors affecting general business levels, such as: political and economic turmoil in major markets such as the United States, Canada, Europe, Asia and the Pacific Rim, South Africa, Australia and Chile; environmental and trade regulations; and the stability and ease of exchange of currencies.

Item 2.  Properties

     As of October 31, 1999, the following principal properties of the Company's continuing operations were owned, except as indicated. All of these properties are generally suitable for operations.

     Harnischfeger owns a 94,000 square foot office building in St. Francis, Wisconsin, which is used as its worldwide corporate headquarters.

 SURFACE MINING EQUIPMENT LOCATIONS

                            Floor Space  Land Area
             Location        (Sq. Ft.)    (Acres)      Principal Operations

Milwaukee, Wisconsin.........1,067,000      46     Electric mining shovels,
                                                   electric and diesel-electric
                                                   draglines and large diameter
                                                   rotary blasthole drills.

Milwaukee, Wisconsin.........  180,000      13     Electrical products.

Cleveland, Ohio..............  270,000       8     Gearing manufacturing.

Cleveland, Ohio..............   70,000 (1)   2     Rebuild service center.

Gillette, Wyoming............   29,500 (2)   3     Rebuild service center.

Mesa, Arizona................   17,000       5     Rebuild service center.

Kilgore, Texas...............   12,400       4     Rebuild Service Center

Bassendean, Australia........   72,500       5     Components and parts for
                                                   mining machinery.

Mt. Thorley, Australia.......   81,800      11     Components and parts for
                                                   mining machinery.

Mackay, Australia............   35,500       3     Components and parts for
                                                   mining machinery.

Johannesburg, So.  Africa....   44,000  (3)  1     Rebuild service center.

Belo Horizonte, Brazil.......   37,700       1     Components and parts for
                                                   mining shovels.

Santiago, Chile..............    6,800       1
Antofagasta, Chile...........   21,000       1     Rebuild service center.
Calama, Chile................    5,500       1



UNDERGROUND MINING MACHINERY LOCATIONS


                            Floor Space  Land Area
             Location        (Sq. Ft.)    (Acres)  Principal Operations

Franklin, Pennsylvania.......  739,000      58     Underground mining machinery,
                                                   components and parts.

Reno, Pennsylvania...........  121,400      22     Components and parts for
                                                   mining machinery.

Brookpark, Ohio..............   85,000       4     Components and parts for
                                                   mining machinery.

Solon, Ohio..................  101,200     10.6    Components and parts for
                                                   mining machinery.

Abingdon, Virginia ..........   63,400      22     Underground mining machinery
                                                   and components.

Bluefield, Virginia..........  102,160      15
Duffield, Virginia...........   90,000      11
Homer City, Pennsylvania.....   79,920      10
Meadowlands, Pennsylvania....  117,899      13     Mining machinery rebuild,
Mt. Vernon, Illinois.........  107,130      12     service and parts sales.
Price, Utah..................   44,200       6
Wellington, Utah.............   68,000      60

Kurri Kurri, Australia.......   61,000       7     Mining machinery rebuild,
                                                   service and parts sales.

McCourt Road, Australia......  101,450      33     Underground mining machinery,
                                                   components and parts.

Parkhurst, Australia.........   33,500      15     Rebuild service center.

Cardiff, Australia...........   22,600 (4)   3     Repair service center.

Wollongong, Australia........   27,000 (4)   4     Roof bolting equipment.

Steeledale, South Africa.....  285,140      12.6   Underground mining machinery,
                                                   components and parts.

Wadeville, South Africa......  184,620      28.6   Underground mining machinery
                                                   assembly and service.

Pinxton, England.............   76,000      10     Service and rebuild.

Wigan, England...............  337,000      27     Mining machinery, components
                                                   and parts.

Worcester, England...........  100,000       9     Mining machinery, components
                                                   and parts.

-------------------------
     (1) Under a lease expiring in 2002.
     (2) Under a lease expiring in 2000.
     (3) Under a lease expiring in 2005.
     (4) Under a lease expiring in 2001.



     The surface mining equipment segment operates warehouses in Casper and Gillette, Wyoming; Cleveland, Ohio; Hibbing, Minnesota; Charleston, West Virginia; Milwaukee, Wisconsin; Mesa, Arizona; Elco, Nevada; Hinton, Sparwood, and Cornwall, Canada; Mt. Thorley, Australia; Belo Horizonte, Brazil; Santiago, Iquique and Calama, Chile; Johannesburg, South Africa; and Puerto Ordaz, Venezuela. The warehouses in Casper, Hibbing, Milwaukee, Mt. Thorley, Belo Horizonte and Johannesburg are owned; the others are leased. In addition, the segment leases sales offices throughout the United States and in principal surface mining locations in other countries.

     The underground mining machinery segment operates warehouses in Green River, Wyoming; Pineville, West Virginia; Brookwood, Alabama; Carlsbad, New Mexico; Norton, Virginia; Lovely and Henderson, Kentucky; Cardiff, Emerald, Kurri Kurri, Moranbah and Lithgow, Australia; Hendrina and Secunda, South Africa. All warehouses are owned except for the warehouses in Lovely and Henderson, Kentucky; and Secunda, South Africa, which are leased.


Item 3.  Legal Proceedings

 Chapter 11 Bankruptcy Filing

     As a result of the bankruptcy filings, litigation relating to prepetition claims against the Debtors is stayed. The Bankruptcy Court has, however, lifted the stay with regard to certain litigation. See also Item 1 - Reorganization under Chapter 11 and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding our bankruptcy proceedings, which is incorporated herein by reference.

General

     The Company is a party to litigation matters and claims that are normal in the course of its operations. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolution may affect income on a quarter-to-quarter basis, management believes that such matters will not have a materially adverse effect on the Company's consolidated financial position.

Environmental

     The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that the resolution of these matters will not have a materially adverse effect on its consolidated financial position.

Other Matters

     The Company and certain of its present and former senior executives have been named as defendants in a class action, entitled In re: Harnischfeger Industries, Inc. Securities Litigation, in the United States District Court for the Eastern District of Wisconsin. This prepetition action seeks damages in an unspecified amount on behalf of an alleged class of purchasers of the Company's common stock, based principally on allegations that the Company's disclosures with respect to the Indonesian contracts of Beloit (discussed under APP Arbitration below) violated the federal securities laws. The Company has sought to extend the stay imposed by the Bankruptcy Code to stay this litigation. Because the Company's motion has not yet been resolved, this litigation is currently stayed.

     The Company and certain of its current and former directors have been named defendants in a purported class action, entitled Brickell Partners, Ltd., Plaintiff v. Jeffery T. Grade et. al., in the Court of Chancery of the State of Delaware. This prepetition action seeks damages of an unspecified amount on behalf of shareholders based on allegations that the defendants failed to explore all reasonable alternatives to maximize shareholder value.

Potlatch Litigation

     Filed originally in 1995, the Potlatch lawsuit is a prepetition claim against Beloit related to a 1989 purchase of pulp line washers supplied by Beloit for less than $15 million. In June 1997, a Lewiston, Idaho jury awarded Potlatch $95 million in damages in the case which, together with fees, costs and interest to April 2, 1999, approximated $120 million. On April 2, 1999 the Supreme Court of Idaho vacated the judgment of the Idaho District Court in the Potlatch lawsuit and remanded the case for a new trial. This litigation has been stayed as a result of the bankruptcy filings. Potlatch filed a motion with the Bankruptcy Court to lift the stay. The Company opposed this motion and the motion was denied.

APP Arbitration

     In fiscal 1996 and 1997, Beloit's Asian subsidiaries received orders for four fine paper machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600 million. The first two machines were substantially paid for and installed at APP facilities in Indonesia. Beloit sold approximately $44 million of receivables from APP on these first two machines to a financial institution. The machines are currently in the start-up/optimization phase and are required to meet certain contractual performance tests. The contracts provide for potential liquidated damages, including performance damages, in certain circumstances. Beloit has had discussions with APP on certain claims and back charges on the first two machines.

     The two remaining machines were substantially manufactured by Beloit. Beloit received a $46 million down payment from APP and issued letters of credit in the amount of the down payment. In addition, the Company repurchased various notes receivable due from APP in December 1998 and February 1999 of $2.8 million and $16.2 million, respectively, which had previously been sold to a financial institution.

     On December 15, 1998, Beloit's Asian subsidiaries declared APP in default on the contracts for the two remaining machines. Consequently, on December 16, 1998, Beloit's Asian subsidiaries filed for arbitration in Singapore for the full payment from APP for the second two machines plus at least $125 million in damages and delay costs.

     On December 16, 1998, APP filed a notice of arbitration in Singapore against Beloit's Asian subsidiaries seeking a full refund of approximately $46 million paid to Beloit's Asian subsidiaries for the second two machines. APP also seeks recovery of other damages it alleges were caused by Beloit's Asian subsidiaries' claimed breaches. The $46 million is included in liabilities subject to compromise. See Note 9 - Liabilities Subject to Compromise in Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K. The APP arbitration involving Beloit's non-Debtor affiliates is not stayed by the Bankruptcy Code. In addition, APP seeks a declaration in the arbitration that it has no liability under certain promissory notes. A hearing on the merits began on January 31, 2000 and is expected to continue for approximately four weeks. A decision of the arbitration panel is expected in March or April, 2000. APP subsequently filed an additional notice of arbitration in Singapore against Beloit seeking the same relief on the grounds that Beloit was a party to the Beloit Asian subsidiaries' contracts with APP and was also a guarantor of the Beloit Asian subsidiaries' performance of those contracts. The arbitration against Beloit was stayed by agreement of the parties after the Chapter 11 proceedings were filed. Since then, APP has not sought to pursue this arbitration. Also, APP has filed for and received an injunction from the Singapore courts that prohibits Beloit from acting on the notes receivable from APP except in the Singapore arbitration. Beloit and its Asian subsidiaries will vigorously defend against all of APP's assertions. APP has attempted to draw on approximately $15.9 million of existing letters of credit issued by Banca Nazionale del Lavaro ("BNL") in connection with the down payments on the contracts for the second two machines. The Company filed for and received a preliminary injunction that prohibits BNL from making payment under the letters of credit. The final disposition of the Company's request for a permanent injunction remains pending with the United States District Court for the Eastern District of Wisconsin, but has been stayed pending the outcome of the Singapore arbitration with APP. The Company has placed funds on deposit with BNL to provide for payment under the letters of credit should the permanent injunction not be granted. To mitigate APP's damages and to improve short-term liquidity, Beloit's Asian subsidiaries have sought to sell the assets associated with these two machines to alternative customers.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the last quarter of fiscal 1999.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Harnischfeger common stock (including the associated preferred stock purchase rights) traded on the New York Stock Exchange (NYSE) and Pacific Exchange under the symbol "HPH" until December 8, 1999. Currently, the Company's stock is traded over the counter using the symbol "HRZI". At January 31, 2000, there were approximately 2,300 holders of record of Harnischfeger common stock.

     The following table sets forth the high and low sales prices as reported on the NYSE and dividends paid for the periods indicated:


Fiscal 1999                                                       Dividends
                               High                 Low          (per share)
                            ------------      ----------------   ----------
     First Quarter          $ 11 3/8          $ 8 1/16              $ 0.10
     Second Quarter           11 1/4            5 1/4                  -
     Third Quarter            10 3/16             11/16                -
     Fourth Quarter            2                1                      -

Fiscal 1998                                                       Dividends
                               High                 Low          (per share)
                            ------------      ----------------   ----------
     First Quarter          $ 40              $ 32 5/32             $ 0.10
     Second Quarter           35 15/16          27                    0.10
     Third Quarter            32                24 13/16              0.10
     Fourth Quarter           24 7/8            6  1/8                0.10


     Shortly before the filing of this report, the common stock traded at a price of approximately $ 7/8 per share. As a result of the Chapter 11 proceedings, the Company will not pay cash dividends in the foreseeable future. The Company's DIP Facility contains covenants which restrict the declaration and payment of dividends.

Item 6.  Selected Financial Data

     The following table sets forth certain selected historical financial data of the Company as of October 31, on a consolidated basis. The selected consolidated financial data was derived from the Consolidated Financial Statements of the Company. Beloit has been classified as a discontinued operation as of October 31, 1999 and, accordingly, the results of operations of prior years have been restated to reflect classifying the Beloit segment as a discontinued operation. The balance sheet data has not been restated for 1998 and other prior years. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company appearing in Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


RESULTS OF OPERATIONS

                                                                            Years Ended October 31,
                                                        1999*         1998          1997          1996          1995
 In thousands except per share amounts           -----------   -----------    ----------   -----------   -----------
--------------------------------------           -----------   -----------    ----------   -----------   -----------
Revenues
  Net sales                                      $ 1,114,146   $ 1,212,307   $ 1,467,341   $ 1,405,936   $   941,779
  Other income                                         3,909         1,324        18,023         5,769         5,530
                                                 -----------   -----------   -----------   -----------   -----------
                                                 -----------   -----------   -----------   -----------   -----------
                                                   1,118,055     1,213,631     1,485,364     1,411,705       947,309

Cost of sales                                        922,806       916,970     1,090,947     1,035,812       696,337
Product development, selling and
  administrative expenses                            238,952       235,268       217,629       213,492       148,164
Strategic and financing initiatives                    7,716          --            --            --            --
Reorganization items                                  20,304          --            --            --            --
Restructuring charge                                  11,997          --            --            --            --
Charge related to executive changes                   19,098          --            --            --            --
                                                 -----------   -----------   -----------   -----------   -----------
                                                    (102,818)       61,393       176,788       162,401       102,808

Interest expense - net                               (28,865)      (70,600)      (70,259)      (60,988)      (38,717)
Joy Merger cost                                         --            --            --            --         (17,459)
Gain on sale of Measurex investment                     --            --            --            --          29,657
                                                 -----------   -----------   -----------   -----------   -----------
Operating income (loss)                             (131,683)       (9,207)      106,529       101,413        76,289

(Provision) benefit for income taxes                (220,448)       24,608       (36,519)      (36,898)      (28,320)

Minority interest                                       (957)       (1,035)       (2,129)       (1,547)       (1,359)
                                                 -----------   -----------   -----------   -----------   -----------
Income (loss) from continuing operations            (353,088)       14,366        67,881        62,968        46,610

Income (loss) from  discontinued operations,
   net of applicable income taxes                  (798,180)     (184,399)       70,399        51,249        36,223

Gain (loss) on disposal of discontinued operations,
   net of applicable income taxes                   (529,000)      151,500          --            --         (21,948)

Extraordinary loss on retirement of debt,
   net of applicable income taxes                       --            --         (12,999)         --          (3,481)
                                                 -----------   -----------   -----------   -----------   -----------
Net income (loss)                                $(1,680,268)  $   (18,533)   $  125,281   $   114,217   $    57,404
                                                 ===========   ===========   ===========   ===========   ===========


Earnings (Loss) Per Share - Basic
   Income (loss) from continuing operations      $     (7.62)  $      0.31   $      1.42   $      1.34   $      1.00
   Income (loss) from and net gain (loss)
   on disposal of discontinued operations             (28.65)        (0.71)         1.47          1.08          0.32
   Extraordinary loss on retirement of debt             --            --           (0.27)         --           (0.08)
                                                 -----------   -----------   -----------   -----------   -----------
                                                 -----------   -----------   -----------   -----------   -----------
   Net income (loss) per common share            $    (36.27)  $     (0.40)  $      2.62   $      2.42   $      1.24
                                                 ===========   ===========   ===========   ===========   ===========
                                                 ===========   ===========   ===========   ===========   ===========

Earnings (Loss) Per Share - Diluted
   Income (loss) from continuing operations      $     (7.62)  $      0.31   $      1.41   $      1.32   $      1.00
   Income (loss) from and net gain (loss)
   on disposal of discontinued operations             (28.65)        (0.71)         1.45          1.08          0.31
   Extraordinary loss on retirement of debt             --            --           (0.27)         --           (0.08)
                                                 -----------   -----------   -----------   -----------   -----------
                                                 -----------   -----------   -----------   -----------   -----------
   Net income (loss) per common share            $    (36.27)  $     (0.40)  $      2.59   $      2.40   $      1.23
                                                 ===========   ===========   ===========   ===========   ===========
                                                 ===========   ===========   ===========   ===========   ===========

Average Shares Outstanding
    Basic                                             46,329        46,445        47,827        47,196        46,218
    Diluted                                           46,329        46,445        48,261        47,565        46,659

Dividends Per Common Share                       $      0.10   $      0.40   $      0.40   $      0.40   $      0.40

Bookings                                         $ 1,088,548   $ 1,239,973   $ 1,390,161   $ 1,406,381   $   972,419

Backlog                                          $   360,408   $   386,006   $   358,340   $   453,480   $   221,540


     *Beloit has been  classified as a discontinued  operation as of October 31,
1999  and  the  results  of   operations  of  prior  years  have  been  restated
accordingly.

OTHER FINANCIAL DATA

Dollar amounts in thousands                                             As of  October 31,
except per share amounts                  1999*          1998           1997           1996          1995
----------------------------------     ------------   ------------   ------------   ------------   ------------


Working Capital:
    Current assets                     $    758,385   $  1,463,144   $  1,588,712   $  1,410,250   $  1,213,390
    Current liabilities                     571,216      1,026,280      1,180,497      1,077,127        723,303
                                       ------------   ------------   ------------   ------------   ------------

    Working capital                     $   187,169    $   436,864    $   408,215    $   333,123   $    490,087
    Current ratio                               1.3            1.4            1.3            1.3            1.7
                                       ------------   ------------   ------------   ------------   ------------


Plant and Equipment
    Net properties                     $    210,747   $    613,581   $    657,100   $    634,045   $    487,656
    Capital expenditures                     26,610        133,925        126,401         76,555         67,875
    Depreciation expense                     26,613         66,769         67,156         63,342         53,008
                                       ------------   ------------   ------------   ------------   -------------

Total Assets                           $  1,711,813   $  2,787,259   $  2,924,535   $  2,690,029   $  2,040,767
                                       ------------   ------------   ------------   ------------   ------------


Debt and Capitalized Lease
Obligations
Long-term obligations (1)              $    226,127   $  1,001,573   $    725,193   $    662,137   $    462,991
Short-term notes payable                     86,538        117,607        214,126         45,261         18,921
Liabilities subject to compomise          1,193,554           --             --             --             --
                                       ------------   ------------   ------------   ------------   ------------

                                       $  1,506,219   $  1,119,180   $    939,319   $    707,398   $    481,912

Minority Interest                      $      6,522   $     43,838   $     97,724   $     93,652   $     89,611
                                       ------------   ------------   ------------   ------------   ------------

Debt to Capitalization Ratio (2), (3)          --             61.2%          52.6%          48.0%          42.6%
                                       ------------   -------------  ------------   ------------   ------------


Shareholders' Equity (Deficit)         ($ 1,025,151)  $    666,850   $    749,660   $    673,485   $    559,276
    Book value per common share (3)    $       --     $      14.52   $      15.93   $      14.15   $      11.98
    Common shares outstanding (4)            46,516         45,916        47,046          47,598         46,693
                                       -------------  ------------   ------------   ------------   ------------


Number of (End of Year):
    Employees                                 6,800         13,700         17,700         17,100         14,000
    Common shareholders of record             2,300          2,100          1,861          1,972          2,114



* Items for the year ended October 31, 1999 exclude the discontinued Beloit operation.

(1)  Includes amounts classified as current portion of long-term obligations.

(2) Total debt to the sum of total debt, minority interest and shareholders' equity (deficit).

(3)  Data omitted for 1999 due to lack of comparability with prior periods.

(4)  As of end of year, excluding SECT shares.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     On June 7, 1999, Harnischfeger Industries, Inc. (the "Company") and substantially all of its domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and orders for relief were entered. The Debtors include the Company's principal domestic operating subsidiaries, Beloit Corporation ("Beloit"), Joy Mining Machinery ("Joy"), and P&H Mining Equipment ("P&H"). Beloit is being presented as a discontinued operation as is more fully discussed in Note 3 - Discontinued Operations in Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K. The Debtors' Chapter 11 cases are jointly administered for procedural purposes only under case number 99-2171. The issue of substantive consolidation of the Debtors has not been addressed. Unless Debtors are substantively consolidated under a confirmed plan of reorganization, payment of prepetition claims of each Debtor may substantially differ from payment of prepetition claims of other Debtors.

     The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, actions to collect prepetition indebtedness of the Debtors and other contractual obligations of the Debtors generally may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional prepetition claims may arise from such rejections, and from the determination by the Bankruptcy Court (or as agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. From time to time since the Chapter 11 filing, the Bankruptcy Court has approved motions allowing the Company to reject certain business contracts that were deemed burdensome or of no value to the Company. As of the date of this report, the Debtors had not completed their review of all their prepetition executory contracts and leases for assumption or rejection. See also
Note 9 - Liabilities Subject to Compromise in Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data and
Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of their prepetition obligations, including employee wages and product warranties. In addition, the Bankruptcy Court authorized the Debtors to maintain their employee benefit programs. Funds of qualified pension plans and savings plans are in trusts and protected under federal regulations. All required contributions are current in the respective plans.

     The Company has the exclusive right, until June 8, 2000, subject to meeting certain milestones regarding delivery to the Official Committee of Unsecured Creditors of a business plan, plan of reorganization term sheet and certain portions of a disclosure statement prior to that time, to file a plan of reorganization. Such period may be extended at the discretion of the Bankruptcy Court. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e. more than 50% of the number and at least 66-2/3% of the dollar amount, both with regard to claims actually voted) of each class of creditors and equity holders whose claims are impaired by the plan. Alternatively, absent the requisite approvals, the Company may seek Bankruptcy Court approval of its reorganization plan under "cramdown" provisions of the Bankruptcy Code, assuming certain tests are met. If the Company fails to submit a plan of reorganization within the exclusivity period prescribed or any extensions thereof, any creditor or equity holder will be free to file a plan of reorganization with the Court and solicit acceptances thereof.

     February 29, 2000 was set as the last date creditors may file proofs of claim under the Bankruptcy Code. There may be differences between the amounts recorded in the Company's schedules and financial statements and the amounts claimed by the Company's creditors. Litigation may be required to resolve such disputes. The Company's schedules are available from the Poorman-Douglas Corporation, telephone: 503-350-5954.

     The Company will incur significant costs associated with the reorganization. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect future results. See Note 6 - Reorganization Items in Notes to Consolidated Financial Statements included in
Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until the end of the case when the fair value of the Company's assets is compared to the liabilities and claims against the Company. There can be no assurance as to what value, if any, will be ascribed to the common stock in the bankruptcy proceedings. The U.S. Trustee for the District of Delaware has appointed an Official Committee of Equity Holders to represent shareholders in the proceedings before the Bankruptcy Court.

      The accompanying Consolidated Financial Statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as going concerns. As a result of the Debtors' Chapter 11 filings, such matters are subject to significant uncertainty. The Debtors intend to file a plan of reorganization with the Bankruptcy Court. Continuing on a going concern basis is dependent upon, among other things, the Debtors' formulation of an acceptable plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. Other than recording the estimated loss on the sale of the Beloit discontinued operations, the Consolidated Financial Statements do not reflect: (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority;
(c) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan of reorganization; or (d) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

     The Company's financial statements as of October 31, 1999 have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code," issued November 19, 1990 ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company.

Surface Mining Equipment

     The following table sets forth certain data from the Consolidated Statement of Operations of the Company for the fiscal years ended October 31:


In thousands                         1999             1998             1997
--------------------------------------------------------------------------------

Net sales                          $ 498,343        $ 443,330         $ 489,789
Operating Profit                   $  33,976        $  31,416         $  60,459
Bookings                           $ 435,842        $ 481,794         $ 447,915

     Sales of the Surface Mining Equipment segment were $498.3 million in fiscal 1999, a 12% increase from 1998 sales of $443.3 million. Continued market softness for original equipment resulted in only a small increase in capital sales of 2%. Product innovation and superior product support for customers led to a 55% increase in sales of electric mining shovels. This was offset by decreases in sales related to draglines and drills that resulted from generally low commodity prices and a combination of mine closures, production cutbacks at mines and deferral of new mine startups. Aftermarket sales increased 22% as customers took advantage of increased parts and service offerings. Sales in 1997 were $489.8 million and included very strong capital sales that were 48% greater than 1999 and 45% greater than 1998.

     Operating profit was $34.0 million or 6.8% of sales in 1999, compared to operating profit of $31.4 million and 7.1% in 1998 and $60.5 million and 12.3% in 1997, respectively. The higher operating profit in 1999 as compared to 1998 was primarily due to increased aftermarket sales, although the negative effect of the 1998 United Steelworkers' strike in Milwaukee was also significant. Operating profit in 1998 was lower than 1997 because of the decrease in capital sales and the effect of the strike. These costs were partially offset by reductions in operating expenses from cost reduction initiatives and reduced headcounts.

     Bookings amounted to $435.8 million in 1999 compared to $481.8 million in 1998. The decrease is primarily due to continued market softness for original equipment. Bookings in 1997 were $447.9 million and included strong capital bookings that were 41% greater than 1998. Aftermarket bookings in 1998 were 45% greater than 1997.

     The Chapter 11 filing in the third quarter impacted operating results in several ways. Supplier shipments in the latter part of the year were lower than expected resulting in lost sales and production inefficiencies. Collection difficulties increased as some customers delayed paying outstanding receivables due to their own operating difficulties and their concerns about the Company's financial condition. As a result, the third quarter of 1999 reflected charges amounting to approximately $5.0 million for additional warranty expense and excess and obsolete inventory accruals.

     The Surface Mining Equipment segment has generally maintained its overall market position and its product by product price realization.

Underground Mining Machinery

     The following table sets forth certain data from the Consolidated Statement of Operations of the Company for the fiscal years ended October 31:


In thousands                          1999             1998             1997
--------------------------------------------------------------------------------

Net sales                           $ 615,803        $ 768,977         $ 977,552
Operating profit (loss)             $ (65,893)       $  50,568         $ 141,344
Bookings                            $ 652,706        $ 758,179         $ 933,107

     Sales of the Underground Mining Machinery segment were $615.8 million in fiscal 1999, a 20% decrease from 1998 sales of $769 million. Shipments of new underground coal mining machines declined in the United States and Australia. This is primarily due to decreased mining activity resulting from depressed coal prices and excess coal stockpiles, particularly at mines, and continuing consolidation of the underground coal mining industry in the United States as mining companies consolidate and close some of their less efficient mines. Stricter environmental regulations on U.S. mining companies also constrained their capital expenditures. In addition, changes in underground coal mining regulations in South Africa caused mining houses there to postpone the purchase of equipment while they reassess their capital equipment needs. Economic instability in Russia prevented our customers in that country from obtaining financing necessary to finalize the purchase of equipment they have on order.

     Depressed coal prices and overcapacity in Australian coal mines led producers there to close mines and cut costs, thus reducing their spending on new equipment. Repair service sales in the United States and the United Kingdom continued to reflect softness in the aftermarket in those countries, resulting primarily from mine closures and production cutbacks.

     Sales of continuous miners and longwall shearing machines were lower in 1999 than in 1998. In the aftermarket, the $30 million decrease in net sales in 1999 as compared to 1998 resulted from a $21 million reduction in machine rebuilds in the United Kingdom and lower component repair sales in the United States. The continued reduction in machine rebuilds in the UK reflects the lower number of underground coal mines in operation in that market.

     Net sales in 1998 were 21% or $200 million lower than net sales in 1997. The decrease in sales from 1997 resulted primarily from a $150 million decline in new equipment sales and a $40 million decrease in machine rebuild shipments. The new equipment sales decrease in 1998 included the impact of $60 million sales of third party equipment into Russia in 1997 that was part of a large system order that was not repeated in 1998. In addition, the global softness in the market for new underground mining equipment began in 1998 and Joy experienced lower shipments for all of its new equipment (with the exception of longwall shearing machines) in all of its global markets.

     In 1999, Joy reported an operating loss of $65.9 million compared to an operating profit of $50.6 million in 1998. The 1999 operating loss included approximately $12 million of restructuring charges which were recorded in the third and fourth quarters as part of Joy's actions to reduce its cost structure in response to reductions in sales revenue over the previous two years. In addition, in the third quarter of 1999, Joy recorded $63.5 million of charges associated with revised valuation estimates concerning accounts receivables, inventories and warranty reserves. The remaining reduction in operating profit in 1999 was the result of the decrease in net sales partially offset by approximately $45 million of cost reductions.

     Operating profit in 1998 was $50.6 million compared to $141.3 million in 1997. The decrease in operating profit in 1998 resulted primarily from decreases in gross margins and manufacturing burden absorption due to reduced net sales.

     New order bookings were 14% lower in 1999 than they were in 1998. This decrease in new orders received was experienced for both new equipment and aftermarket products, primarily in the United States and in the United Kingdom. In the United States, consolidations among coal producers, combined with the supply of coal exceeding demand, led to a continued soft market in 1999. In the United Kingdom, activity in the coal industry remains at a low level as the few remaining mines concentrate on reducing costs.

     New order bookings in 1998 were 19% lower than they were in 1997. The decrease in new orders in 1998 was almost entirely associated with the decrease in demand for new equipment on a global basis. In the United States, roof support orders were $100 million higher in 1997 compared to 1998 as there were significantly fewer roof support systems being replaced in 1998. Additionally, in 1997 the United Kingdom received a new equipment order from a Russian customer that included $25 million of third party equipment that did not recur in 1998.

     The Chapter 11 filing in the third quarter impacted operating results in several ways. Supplier shipments in the latter part of the year were lower than expected resulting in lost sales and production inefficiencies. The decision was made to discontinue several equipment models that were either not required by customers or that no longer provided sufficient margins to be attractive. Collection difficulties increased as some customers delayed paying outstanding receivables due to their own operating difficulties and their concerns about the Company's financial condition and continued ability to fulfill commitments.

     The Underground Mining Machinery segment has generally maintained its overall market position and its product by product price realization.

     The third and fourth quarters of fiscal 1999 reflected the following charges against earnings:

                                              Underground Mining
In thousands                                       Machinery
-------------------------------------------------------------
Changes in estimates:
     Allowance for doubtful accounts                 $ 5,300
     Warranty and other                               22,000
     Excess and obsolete inventory                    36,200
                                                 ------------
                                                      63,500
Restructuring charges                                 11,997
                                                 ------------
                                                     $ 75,497
                                                 ============

     The restructuring charges of $12.0 million were recorded for rationalization of certain of Joy's original equipment manufacturing capacity and the reorganization and reduction of its operating structure on a global basis. Costs of $7.3 million were charged in the third quarter, primarily for the impairment of certain assets related to a facility rationalization announced in January 2000. In addition, charges amounting to $4.7 million (third quarter $0.9 million; fourth quarter $3.8 million) were made for severance of approximately 240 employees. Additional future cash charges of approximately $12.9 million in connection with the cost reduction initiatives will commence during fiscal 2000.

Strategic and Financing Initiatives

     The Company incurred $7.7 million of charges related to certain consulting and legal costs associated with strategic financing and business alternatives investigated prior to the Chapter 11 filing.

Reorganization Items

     Reorganization expenses are items of income, expense and loss that were realized or incurred by the Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code.

     Net reorganization expenses in fiscal 1999 consisted of the following:


     In thousands
     -------------------------------------------------------------------
     Professional fees directly related to the filing           $ 14,457
     Rejected equipment leases                                     2,322
     Amortization of DIP financing costs                           3,125
     Accrued retention plan costs                                    730
     Interest earned on DIP proceeds                                (330)
                                                             -----------
                                                                $ 20,304
                                                             ===========



    Cash payments made during fiscal 1999 with respect to the professional fees listed above were $2.6 million.

Charge Related to Executive Changes

     In connection with certain management organizational changes that occurred during the third quarter of fiscal 1999, a charge to earnings of $19.1 million was made. The charge was primarily associated with supplemental retirement, restricted stock, and long-term compensation plan obligations. This charge consisted of $0.6 million paid prior to the Chapter 11 filing, adjustments of $10.0 million reducing the carrying value of the applicable plan assets and an accrued liability of $8.5 million which has been classified in the consolidated balance sheet as part of the liabilities subject to compromise.

Income Taxes

     As a result of continuing losses in fiscal 1999 and its Chapter 11 filing, the Company recorded a valuation allowance against its entire U.S. net deferred tax asset in the amount of $387.3 million. The Company will continue to record valuation reserves to offset any future U.S. income tax benefits until it is more likely than not that the Company will be able to realize such benefits.

     The Company believes that realization of net operating loss and tax credit benefits in the near term is unlikely. Should the Company's plan of reorganization result in a significantly modified capital structure, SOP 90-7 would require the Company to apply fresh start accounting. Under fresh start accounting, realization of net operating loss and tax credit benefits first reduces any reorganization goodwill until exhausted and thereafter is reported as additional paid-in capital. In certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of the federal carryforwards which the Company may be able to utilize.

Discontinued Operations

Beloit Corporation

     In light of continuing losses at Beloit and following an evaluation of the prospects of reorganizing the Pulp and Paper Machinery segment, on October 8, 1999 the Company announced its plan to dispose of the segment. Subsequently, Beloit notified certain of its foreign subsidiaries that they could no longer expect funding of their operations to be provided by either Beloit or the Company. Certain of the notified subsidiaries have since filed for or were placed into receivership or other applicable forms of judicial supervision in their respective countries.

     On November 7, 1999, the Bankruptcy Court approved procedures and an implementation schedule for the divestiture plan (the "Court Sales Procedures"). Two sales agreements were approved under the Court Sales Procedures on February 1, 2000 and three sales agreements were approved under the Court Sales Procedures on February 8, 2000. These agreements have been entered into by Beloit with respect to the sale of a majority of its businesses and operating assets. Closing on certain of these transactions is subject to regulatory approval and the completion of information satisfactory to the applicable buyer concerning certain representations and warranties by Beloit. The Company expects that closings on all these sales agreements will occur by the end of the second quarter of fiscal 2000.

     The Company has classified this segment as a discontinued operation in its Consolidated Financial Statements as of October 31, 1999 and has, accordingly, restated its consolidated statements of operations for prior periods. The
Company has not restated its consolidated balance sheets or consolidated statements of cash flow for prior periods. Revenues for this segment were $684.0 million, $851.4 million, and $1,300.0 million in 1999, 1998, and 1997, respectively. Income (loss) from discontinued operations was ($798.2 million), ($188.8 million) and $45.3 million in 1999, 1998, and 1997, respectively.

     The loss from discontinued operations of $798.2 million includes (i) allocated interest expense of approximately $30.0 million based on Beloit's portion of the consolidated debt, (ii) restructuring charges of $78.7 million in the third quarter and $3.6 million in the fourth quarter, (iii) additional estimated losses on APP contracts of $87.0 million in the second quarter and $163.5 million in the third quarter, (iv) additional expenses of $143.1 million in the third quarter reflecting the effects of changes in other accounting estimates and (v) reorganization expenses of $136.1 million in the third quarter associated with the closing of a pulp and paper mill and the related rejection of a 15-year operating lease. The Company did not record an income tax benefit with respect to the 1999 loss. See Note 12 - Income Taxes in Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K. The elements of the 1999 loss from discontinued operations are discussed below.

     |X| The restructuring charges primarily related to a strategic reorganization of Beloit. This reorganization rationalized certain product offerings from a full breadth of product lines to more specific offerings. As part of the restructuring, outsourcing was expected to increase significantly. The charge consisted of facility closure charges including estimated amounts for reductions in assets to net realizable values of $74.1 million and accruals for closing and disposal costs of $8.2 million related to closing certain manufacturing facilities, engineering offices and research and development centers. In connection with these restructuring charges, the Company expected to reduce headcount at Beloit by at least 600 employees. These actions included staff reductions in manufacturing, engineering, marketing, product development and administrative support functions.

     |X| The additional estimated losses on APP contracts primarily relate to the Company's efforts to mitigate damages with respect to the APP matter more fully discussed below and to improve short-term liquidity. Beloit's Asian subsidiaries had sought to sell the assets associated with two papermaking machines to alternative customers. The Company recorded an $87.0 million reserve in the second quarter against the decrease in realizable value of certain paper machines for Asian customers, primarily the second two paper machines ordered by APP. The Company recorded an additional $147.7 million reserve in the third quarter to reflect the Company's determination that the foreseeable market conditions for this type of large paper machine did not support valuing these machines at greater than estimated liquidation values. The Company also recorded a $15.8 million charge in the third quarter for changes in estimates of costs associated with the first two machines sold to APP.

     |X| The additional estimated losses on contracts and other expenses reflecting changes in other accounting estimates relate to the Company's provisions for excess and obsolete inventory, doubtful accounts receivable, and anticipated losses on contracts. These changes in estimates were based on the Company's best estimates of costs to complete contracts, customer demand for new machines, rebuilds and services, costs of financing, material and labor costs, and overall levels of customer satisfaction with machine performance. The need for these changes in estimates arose as a result of the Chapter 11 filing and a combination of adverse factors impacting the Company during the third quarter, including reductions in product line offerings and material supply delays caused by prepetition liquidity limitations and postpetition resupply timing difficulties. The third quarter charges were originally classified in the consolidated statement of operations as follows:


          In thousands
          -------------------------------------------------------
          Charged to product development,
          selling, and administrative expenses:

          Allowance for doubtful accounts               $ 35,900
                                                    -------------
          Charged to cost of sales:

          Warranties and other                            32,400
          Excess and obsolete inventory                   25,000
          Losses on contracts                             49,800
                                                    ------------
                                                        $107,200
                                                    ------------

                                                        $143,100
                                                    =============


|X| Reorganization expenses of $136.1 million relate to Princeton Paper Company, LLC, ("Princeton Paper"), a subsidiary of Beloit and one of the Debtors, who had, until July 1999, operated a pulp and paper mill located in Fitchburg, Massachusetts (the "Mill"). Beloit originally became responsible for the operations of Princeton Paper and the Mill in 1997 through settlement of a dispute with the former owner of the Mill and the holders of bonds which had been issued to finance the Mill. Under that settlement, Princeton Paper committed to make lease payments under a fifteen-year operating lease of the Mill. Beloit guaranteed those obligations. On July 8, 1999, the Company obtained authority from the Bankruptcy Court for Princeton Paper to fully cease operating, and shortly thereafter the Mill was shut down. Subsequently, the Company rejected the lease and settlement agreement, pursuant to the Bankruptcy Code. The Company has recorded a charge of $82.1 million relating to the decision to close Princeton Paper including a charge of $54.0 million relating to the rejection of the lease. The characterization and treatment of the lease in the bankruptcy case could affect Beloit's ultimate liability for the lease payments. Beloit has provided $54.0 million as an estimate of the claims which may be allowed by the Bankruptcy Court.

     Cash flow used by Beloit in operating activities during fiscal 1999 was $222.2 million. The principal sources of funding for Beloit was provided by its operations, credit facilities of its subsidiaries and the Company. Between the Chapter 11 filing on June 7, 1999 and October 31, 1999, the cash used by Beloit was $116.0 million and was provided primarily through the DIP Facility. Beloit and the other Debtors are jointly and severally liable under the DIP Facility. Between October 31, 1999 and January 31, 2000, Beloit has used additional cash of approximately $40.0 million.

     During 1999, the Company recorded an estimated loss of $529.0 million on the disposal of the Pulp and Paper Machinery segment. The amount by which the estimated loss recognized during fiscal 1999 differs from the ultimate loss resulting from the realization of the divestiture plan and any Beloit contingencies will be reported as an adjustment to the loss on disposal of discontinued operations in the future period during which the amount is ultimately determined. The Company did not record an income tax benefit associated with this estimated loss. See Note 12 - Income Taxes in Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K. This estimated loss is comprised of the following:

In thousands
--------------------------------------------------------------------------------
Estimated loss on the disposal of the businesses and assets          $ (472,118)
Accrued estimated operating losses and facility wind-down costs         (43,304)
Accured post petition letters of credit, guarantees and sureties        (12,500)
Accrued post-closing environmental costs                                 (7,000)
Accrued employee termination costs                                      (12,000)
Gain on curtailment of defined benefit pension plans                     17,922
                                                                     -----------

Net estimated loss on the disposal of discontinued operations        $ (529,000)
                                                                     ===========

     The elements of the estimated loss on the disposal of the segment are discussed below.

|X| The estimated loss on the disposal of the Beloit businesses and assets of $472.1 million anticipates that there will be approximately $243.2 million in sales proceeds from the five sales agreements approved under the Court Sales Procedure and an additional $34.4 million in proceeds, based primarily on appraisals, from the disposition of the remaining 13 domestic and 18 international operations that will be sold or liquidated by the end of the wind-down process.

|X| The accrual for estimated operating losses and wind-down costs represents approximately $28.3 million in estimated operating losses from October 31, 1999 until the facilities are sold or operations otherwise cease and approximately $15.0 million for the wind-down costs for facilities that will be sold or liquidated.

|X| The accrual for estimated additional costs under post petition letters of credit, guarantees and sureties of $12.5 million represents estimated additional customer contract claims as a result of the divestiture plan.

|X| The accrual for estimated employee termination costs reflects estimated severance and related benefits costs with respect to approximately 1,071 employees, the majority of whom received applicable notifications during January 2000.

|X| The accrual for estimated post-closing environmental costs of $7.0 million relate to (i) cost estimates for the removal of asbestos and hazardous wastes at certain facilities being sold or closed and (ii) increased estimated costs associated with the completion of certain remediation activities at one of Beloit's domestic manufacturing facilities assuming the activities will be performed by a buyer or subcontracted to a third-party.

|X| The gain on the curtailment of defined benefit plans of $17.9 million reflects the elimination of future years of service accruals.

     At October 31, 1999, Beloit was contingently liable to banks, financial institutions, and others for approximately $20.0 million for outstanding letters of credit and bank guarantees. This amount was all issued by non-US banks for non-US Beloit subsidiaries. Beloit may also guarantee performance of its equipment at levels specified in sales contracts without the requirement of a letter of credit.

     The assets and liabilities of discontinued operations are comprised of the following as of October 31, 1999:

In thousands
--------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                                              $ 19,290
Accounts receivable - net                                               153,761
Inventories                                                             110,770
Other current assets                                                     18,662
Property, plant and equipment - net                                     311,424
Other non-current assets                                                 39,691
Goodwill and other intangibles                                           96,520
Allowance for estimated loss on disposal                               (472,118)
                                                                   -------------

Total assets, representing estimated disposal     cash proceeds        $ 278,000
                                                                   =============

Liabilities:
Post-petition liabilities:
   Trade accounts payable                                             $ (57,111)
   Employee compensation and benefits                                   (14,605)
   Accrued contract losses, restructuring costs and other               (76,859)
   Funded debt and capitalized lease obligations                        (24,080)
   Operating losses and facility wind-down costs                        (43,304)
   Post-petition letters of credit, guarantees and sureties             (12,500)
   Employee termination costs                                           (12,000)
   Post-closing environmental costs                                      (7,000)
                                                                   -------------
   Total post-petition liabilities                                     (247,459)
                                                                   -------------
Pre-petition liabilities:
   Trade accounts payable                                              (145,955)
    Funded debt                                                         (14,128)
    Advance payments and progress billings                             (125,696)
    Accrued warranties                                                  (34,054)
    Princeton Paper lease                                               (54,000)
    APP claims                                                          (46,000)
    Pension and other                                                   (53,437)
    Minority interest                                                   (21,536)
                                                                   -------------
    Total pre-petition liabilities                                     (494,806)
                                                                   -------------

Total liabilities, including liabilities subject to compromise       $ (742,265)
                                                                   =============



     As of October 31, 1999, there were approximately $766.0 million in net intercompany liabilities owed by certain corporations comprising the Beloit segment to certain non-Beloit affiliated corporations included in the Consolidated Financial Statements. Additionally, there are substantial intercompany accounts between certain corporations within the Beloit segment. Many of the corporations comprising the Beloit segment and possessing intercompany accounts are Debtors under the Chapter 11 filing and several others, subsequent to October 31, 1999, have been placed in receivership or other applicable forms of judicial supervision in their respective countries. A substantial portion of the intercompany accounts arose prior to the Chapter 11 filing. In light of the Chapter 11 filing, receiverships and other applicable forms of judicial supervision, the realizability of these accounts may be uncertain. All intercompany accounts, including Beloit intracompany accounts, have been eliminated in the Consolidated Financial Statements in accordance with generally accepted accounting principles. While such intercompany obligations eliminate in the preparation of consolidated financial statements, they remain obligations on a separate legal entity basis.

Other Beloit Matters:

o The Potlatch lawsuit, filed originally in 1995, related to a 1989 purchase of pulp line washers supplied by Beloit for less than $15.0 million. In June 1997, a Lewiston, Idaho jury awarded Potlatch $95.0 million in damages in the case which, together with fees, costs and interest to April 2, 1999, approximated $120.0 million. On April 2, 1999 the Supreme Court of Idaho vacated the judgement of the Idaho District Court in the Potlatch lawsuit and remanded the case for a new trial. This litigation has been stayed as a result of the bankruptcy filings. Potlatch filed a motion with the Bankruptcy Court to lift the stay. The Company opposed this motion and the motion was denied.

o In fiscal 1996 and 1997, Beloit's Asian subsidiaries received orders for four fine paper machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600.0 million. The first two machines were substantially paid for and installed at APP facilities in Indonesia. Beloit sold approximately $44.0 million of receivables from APP on these first two machines to a financial institution. The machines are currently in the start-up/optimization phase and are required to meet certain contractual performance tests. The contracts provide for potential liquidated damages, including performance damages, in certain circumstances. Beloit has had discussions with APP on certain claims and back charges on the first two machines.

          The two remaining machines were substantially manufactured by Beloit. Beloit received a $46.0 million down payment from APP and issued letters of credit in the amount of the down payment. In addition, the Company repurchased various notes receivable from APP in December 1998 and February 1999 of $2.8 million and $16.2 million, respectively, which had previously been sold to a financial institution.

          On December 15, 1998, Beloit's Asian subsidiaries declared APP in default on the contracts for the two remaining machines. Consequently, on December 16, 1998, Beloit's Asian subsidiaries filed for arbitration in Singapore for the full payment from APP for the second two machines plus at least $125.0 million in damages and delay costs.

          On December 16, 1998, APP filed a notice of arbitration in Singapore against Beloit's Asian subsidiaries seeking a full refund of approximately $46.0 million paid to Beloit's Asian subsidiaries for the second two machines. APP also seeks recovery of other damages it alleges were caused by Beloit's Asian subsidiaries' claimed breaches. The $46.0 million is included in liabilities subject to compromise. See Note 9 - Liabilities Subject to Compromise in Notes to
          Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K. In addition, APP seeks a declaration in the arbitration that it has no liability under certain promissory notes. A hearing on the merits began on January 31, 2000 and is expected to continue for approximately four weeks. A decision of the arbitration panel is expected in March or April, 2000. APP subsequently filed an additional notice of arbitration in Singapore against Beloit seeking the same relief on the grounds that Beloit was a party to the Beloit Asian subsidiaries' contracts with APP and was also a guarantor of the Beloit Asian subsidiaries' performance of those contracts. The arbitration against Beloit was stayed by agreement of the parties after the Chapter 11 proceedings were filed. Since then, APP has not sought to pursue this arbitration. Also, APP has filed for and received an injunction from the Singapore courts that prohibits Beloit from acting on the notes receivable from APP except in the Singapore arbitration. Beloit and its Asian subsidiaries will vigorously defend against all of APP's assertions. APP has attempted to draw on approximately $15.9 million of existing letters of credit issued by Banca Nazionale del Lavaro ("BNL") in connection with the down payments on the contracts for the second two machines. The Company filed for and received a preliminary injunction that prohibits BNL from making payment under the draw notice. The final disposition of the Company's request for a permanent injunction remains pending with the United States District Court for the Eastern District of Wisconsin, but has been stayed pending the outcome of the Singapore arbitration with APP. The Company has placed funds on deposit with BNL to provide for payment under the letters of credit should the permanent injunction not be granted. To mitigate APP's damages and to improve short-term liquidity, Beloit's Asian subsidiaries have sought to sell the assets associated with these two machines to alternative customers.

      Material Handling

          On March 30, 1998, the Company completed the sale of approximately 80% of the common stock of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. in a leveraged recapitalization transaction. As such, the accompanying financial statements have been reclassified to reflect Material Handling as a discontinued operation. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities of Material Handling and holds one director seat in the new company. In addition, the Company has licensed Material Handling to use the "P&H" trademark on existing Material Handling-produced products on a worldwide basis for periods specified in the agreement for a royalty fee payable over a ten year period. The Material Handling segment recorded revenues of $130.5 million in 1998 (prior to the divestiture) and $353.4 million in 1997. Income (loss) from discontinued operations included income of $4.4 million in 1998 and $25.1 million in 1997 derived from this segment. The Company reported a $151.5 million after-tax gain on the sale of this discontinued operation in the second quarter of fiscal 1998. Proceeds consisted of $341.0 million in cash and preferred stock, originally valued at $4.8 million, with a 12.25% payment-in-kind dividend; $7.2 million in common stock was not reflected in the Company's balance sheet or gain calculations due to the nature of the leveraged recapitalization transaction. Material Handling recently issued additional shares of common stock, reducing the company's holding to 15.6% of the outstanding common stock. In view of continuing operating losses by Material Handling, the Company reduced to zero the $5.4 million carrying value of its investment in this business during the third quarter of 1999.

Liquidity and Capital Resources

Chapter 11 Proceedings

     The matters described under this caption "Liquidity and Capital Resources", to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 proceedings. Those proceedings will involve, or result in, various restrictions on the Company's activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business. In addition, the recorded amounts of: (i) the estimated cash proceeds to be realized upon the disposal of Beloit's assets to be sold or liquidated, and (ii) the estimated cash requirements to fund Beloit's remaining costs and claims, could be materially different from the actual amounts.

     Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until the end of the case when the fair value of the Company's assets is compared to the liabilities and claims against the Company. There can be no assurance as to what value, if any, will be ascribed to the common stock in the bankruptcy proceedings. The U.S. Trustee for the District of Delaware has appointed an Official Committee of Equity Holders to represent the shareholders in the proceedings before the Bankruptcy Court.

Working Capital

     Working capital of continuing operations, excluding liabilities subject to compromise, as of October 31, 1999, was $179.2 million including $54.7 million of cash and cash equivalents, as compared to working capital of $436.9 million including $30.0 million of cash and cash equivalents as of October 31, 1998. The decrease in working capital is due primarily to: (i) the inclusion in 1998 of Beloit's working capital of $189.6 million, (ii) additional restructuring charges and changes in other accounting estimates of the realizability of certain accounts receivable and inventory, primarily related to the Underground Mining Machinery segment, in 1999, (iii) the provision in 1999 of a full valuation allowance on deferred income tax assets, (iv) the classification of the Australian term loan facility as a current liability in 1999, (v) higher professional fee accruals in 1999 due to the Chapter 11 filing, (vi) the effects of a major inventory reduction program in 1999, primarily impacting the Underground Mining Machinery segment and (vii) higher trade payables in 1999 at both continuing segments due to the stay on prepetition liabilities as of the bankruptcy filing date.

Cash Flow from Continuing Operations

     Cash flow from operating activities was $10.6 million for fiscal 1999 compared to cash flow used by continuing operations of $429.1 million for the comparable period in 1998. The reduction in cash used between periods is due primarily to (i) the inclusion in 1998 of cash of $347.8 million used in Beloit's operations, (ii) working capital reductions during 1999 as described above, (iii) lower interest payments of $49.9 million in 1999 due to the effect of the Chapter 11 filing and (iv) lower income tax payments of $43.9 million in 1999, the aggregate effect of which more than offset the decrease in operating income of $111.7 million in 1999, primarily in the Underground Mining Machinery segment.

     Cash flow used by investment and other transactions was $30.7 million for fiscal 1999 compared to cash flow provided by investment and other transactions of $289.8 million for fiscal 1998. The change is primarily due to the receipt of proceeds from the sale of J&L Fiber Services ($109.4 million) and Material
Handling ($341.0 million) during 1998. In addition, the level of capital expenditures and other investments in the business in 1999 declined from the prior period.

DIP Facility

     On July 8, 1999 the Bankruptcy Court approved a two-year, $750 million Revolving Credit Term Loan and Guaranty Agreement underwritten by the Chase Manhattan Bank (the "DIP Facility") consisting of three tranches: (i) Tranche A is a $350 million revolving credit facility with sublimits for import documentary letters of credit of $20 million and standby letters of credit of $300 million; (ii) Tranche B is a $200 million term loan facility; and (iii) Tranche C is a $200 million standby letter of credit facility.

     Proceeds from the DIP Facility may be used to fund postpetition working capital and for other general corporate purposes during the term of the DIP Facility and to pay up to $35 million of prepetition claims of critical vendors. The Company is permitted to make loans and issue letters of credit in an aggregate amount not to exceed $240 million to foreign subsidiaries for specified limited purposes, including up to $90 million for working capital needs of foreign subsidiaries and $110 million of loans and $110 million of letters of credit for support or repayment of existing credit facilities. The Company may use up to $40 million (of the $240 million) to issue stand-by letters of credit to support foreign business opportunities. Beginning August 1, 1999, the DIP Facility imposes monthly minimum EBITDA tests and quarterly limits on capital expenditures. At October 31, 1999, $167 million in direct borrowings had been drawn under the DIP Facility and classified as a long-term obligation and letters of credit in the face amount of $30.3 million had been issued under the DIP Facility. The Debtors are jointly and severally liable under the DIP Facility.

     The DIP Facility benefits from superpriority administrative claim status as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured prepetition claims and all other administrative expenses incurred in the Chapter 11 case. The Tranche A and B direct borrowings under the DIP Facility are priced at LIBOR + 2.75% per annum on the outstanding borrowings. Letters of Credit are priced at 2.75% per annum (plus a fronting fee of 0.25% to the Agent) on the outstanding face amount of each Letter of Credit. In addition, the Company pays a commitment fee of 0.50% per annum on the unused amount of the commitment payable monthly in arrears. The DIP Facility matures on the earlier of the substantial consummation of a plan of reorganization or June 6, 2001.

     In proceedings filed with the Bankruptcy Court, the Company agreed with the Official Committee of Unsecured Creditors appointed by the U.S. Trustee (the "Creditors' Committee") and with MFS Municipal Income Trust and MFS Series Trust III (collectively, the "MFS Funds"), holders of certain debt issued by Joy, to a number of restrictions regarding transactions with foreign subsidiaries and
Beloit:

|X| The Company agreed to give at least five days prior written notice to the Creditors Committee and to the MFS Funds of the Debtors' intention to (a) make loans or advances to, or investments in, any foreign subsidiary for working capital purposes in an aggregate amount in excess of $90 million;
     (b) make loans or advances to, or investments in, any foreign subsidiary to repay the existing indebtedness or cause letters of credit to be issued in favor of a creditor of a foreign subsidiary in an aggregate amount, cumulatively, in excess of $30 million; or (c) make postpetition loans or advances to, or investments in, Beloit or any of Beloit's subsidiaries in excess of $115 million. In September 1999, the Company notified the Creditors Committee and MFS Funds that it intended to exceed the $115 million amount. The Company subsequently agreed, with the approval of the Bankruptcy Court, to provide the Creditors Committee with weekly cash requirement forecasts for Beloit, to restrict funding of Beloit to forecasted amounts, to provide the Creditors Committee access to information about the Beloit divestiture and liquidation process, and to consult with Creditors Committee regarding the Beloit divestiture and liquidation process.

|X| In addition, the Company agreed to give notice to the Creditors Committee and to the MFS Funds with respect to any liens created by or on a foreign subsidiary or on any of its assets to secure any indebtedness.

|X| The Company agreed to notify the MFS Funds of any reduction in the net book value of Joy of ten percent or more from $364 million after which MFS Funds would be entitled to receive periodic financial statements for Joy. As of October 31, 1999, MFS Funds is entitled to receive periodic financial statements for Joy.

     Without appropriate waivers from the Chase Manhattan Bank, completion of the sale of Beloit would violate certain negative covenants in the DIP Facility dealing with liens, asset sales and fundamental changes in business. In addition, minimum EBITDA tests in the DIP Facility did not anticipate the discontinuance of the Pulp and Paper Machinery segment. In light of the Company's plan in October, 1999 to dispose of this segment, the minimum EBITDA tests were no longer consistent with the Company's continuing operations. As of January 31, 2000, the Company and the Chase Manhattan Bank entered into a Waiver and Amendment Letter which waives compliance with certain negative covenants of the DIP Facility as they relate to the sale of the assets of Beloit and amends the EBITDA tests in the DIP Facility to levels that are appropriate for the Company's continuing businesses. The Waiver and Amendment Letter also waives the provisions of the DIP Facility which otherwise would require conversion of revolving borrowings to term loans. Continuation of unfavorable business conditions or other events could require the Company to seek further modifications or waivers of certain covenants of the DIP Facility. In such event, there is no certainty that the Company would obtain such modifications or waivers to avoid default under the DIP Facility.

     In light of the decision to dispose of the Beloit Segment, the Company and Chase Manhattan Bank began negotiations to restructure the DIP Facility to further align the provisions of the DIP Facility with the Company's continuing businesses. There can be no assurance that such negotiations will result in modifications to the DIP Facility.

     The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and borrowings under the DIP Facility. While the Company expects that such sources will provide sufficient working capital to operate its businesses, there can be no assurances that such sources will prove to be sufficient.



Year 2000 Systems Preparedness

     The Year 2000 issue focuses on the ability of information systems to properly recognize and process date-sensitive information beyond December 31, 1999. To address this problem, the Company implemented a Year 2000 readiness plan for information technology systems ("IT") and non-IT equipment, facilities and systems. All material IT and non-IT equipment, processes and software were compliant and resulted in no material Y2K issues as of the date of this report. While no material Y2K problems have been encountered to date and none are expected, it is possible that such problems could arise as the year progresses.

     Total expenses on the project through October 31, 1999 were approximately $5.5 million and were related to expenses for repair or replacement of software and hardware, expenses associated with facilities, products and supplier reviews and project management expenses. The cost of implementing SAP at Joy is excluded as this system implementation was undertaken primarily to improve business processes.

Market Risk

     Volatility in interest rates and foreign exchange rates can impact the Company's earnings, equity and cash flow. From time to time the Company undertakes transactions to hedge this impact. The hedge instrument is considered effective if it offsets partially or completely the negative impact on earnings, equity and cash flow due to fluctuations in interest and foreign exchange rates. In accordance with the Company's policy, the Company does not execute derivatives that are speculative or that increase the Company's risk from interest rate or foreign exchange rate fluctuations. At October 31, 1999 the Company was not party to any interest rate derivative contracts. Foreign exchange derivatives at that date were exclusively in the form of forward exchange contracts executed over the counter. The counterparties to these contracts are several commercial banks, all of which hold investment grade ratings, but there is a concentration of these contracts held with The Chase Manhattan Bank which is currently the only institution entering into new forward foreign exchange contracts with the Company and those subsidiaries involved in the reorganization proceedings.

     The Company has adopted a Foreign Exchange Risk Management Policy. It is a risk-averse policy under which most exposures that impact earnings and cash flow are fully hedged, subject to a net $5 million equivalent of permitted exposures per currency. Exposures that impact only equity or do not have a cash flow impact are generally not hedged with derivatives. There are two categories of foreign exchange exposures that are hedged: assets and liabilities denominated in a foreign currency and future committed receipts or payments denominated in a foreign currency. These exposures normally arise from imports and exports of goods and from intercompany trade and lending activity.

     As of October 31, 1999, the nominal or face value of forward foreign exchange contracts to which the Company was a party was $210.2 million in absolute U.S. dollar equivalent terms.

Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 (as amended by FAS 137) is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (November 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is part of a hedge transaction. For fair-value hedge transactions in which the Company is hedging, changes in an asset's, liability's or firm commitment's fair value and changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings.

     The Company has not yet determined the impact that the adoption of FAS 133 will have on its results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

     See "Market Risk" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.  Financial Statements and Supplementary Data

     See the audited Consolidated Financial Statements and Financial Statement Schedule of Harnischfeger Industries, Inc. attached hereto and listed in the index.

Unaudited Quarterly Financial Data


1999 Quarterly Financial Data                                   Fiscal Quarter*               1999
       (In thousands except
         per share amounts)                   First     Second      Third        Fourth        Year
                                          ------------------------------------------------------------
Net sales                                 $ 264,437  $ 294,334   $   273,693  $   281,682  $ 1,114,146
Gross profit (loss)                          63,027     71,109       (17,199)      74,403      191,340
Operating income (loss)                      10,784     16,015      (135,613)       5,996     (102,818)
Income (loss) from continuing operations       (386)     4,399      (362,993)       5,892     (353,088)
Loss from discontinued operation            (16,013)   (78,657)     (656,410)     (47,100)    (798,180)
Loss on disposal of discontinued
 operation                                       --         --            --     (529,000)    (529,000)
                                          ----------  --------   -----------  -----------   ----------
Net loss                                  $ (16,399) $ (74,258)  $(1,019,403) $  (570,208) $(1,680,268)
                                          =========  ==========  ============ ============ ===========

Earnings(Loss) Per Share - Basic:
      Income (loss) from continuing
      operations                          $   (0.01) $    0.09   $     (7.81) $      0.12  $     (7.62)
      Loss from and net loss on disposal
        of discontinued operation             (0.35)     (1.69)       (14.11)      (12.38)      (28.65)
                                          ---------- ---------   -----------  -----------  -----------

Net loss per share:                       $    (0.36) $  (1.60)  $    (21.92) $    (12.26) $    (36.27)
                                          ==========  =========  ===========  ===========  ===========

Earnings (Loss) Per Share - Diluted
      Income (loss) from continuing
      operations                          $   (0.01)  $    0.09    $    (7.81) $     0.12  $     (7.62)
      Loss from and net loss on disposal
        of discontinued operation             (0.35)     (1.69)        (14.11)     (12.38)      (28.65)
                                         ----------  ---------    -----------  ----------  -----------

Net loss  per share                       $   (0.36) $   (1.60)   $    (21.92) $   (12.26) $    (36.27)
                                          =========  =========    ===========  ==========  ===========




1998 Quarterly Financial Data                                Fiscal Quarter*                  1998
       (In thousands except
           per share amounts)               First        Second      Third        Fourth      Year
                                         -------------------------------------------------------------
Net sales                                $  321,122   $ 280,746   $  338,727   $ 271,712   $ 1,212,307
Gross profit                                 87,869      79,323       70,116      58,029       295,337
Operating income (loss)                      32,910      18,617       11,072      (1,206)       61,393
Income (loss) from continuing operations      8,914       7,974       (5,434)      2,912        14,366
Loss from discontinued operations           (30,481)    (79,828)     (33,170)    (40,920)     (184,399)
Gain on disposal of discontinued
 operation                                      --      151,500          --          --        151,500
                                         ----------   ---------   ----------   ---------   -----------
Net income (loss)                        $  (21,567)  $  79,646   $  (38,604)  $ (38,008)  $   (18,533)
                                         ==========   =========   ==========   =========   ===========
Earnings (Loss) Per Share - Basic
      Income (loss) from continuing
      operations                         $     0.19   $    0.17   $    (0.11)  $    0.06   $      0.31
      Income (loss) from and net gain
      on disposal of discontinued
      operations                              (0.65)       1.54        (0.72)      (0.88)        (0.71)
                                         -----------  ---------   ----------   ---------   -----------
Net income (loss) per share              $    (0.46)  $    1.71   $    (0.83)  $   (0.82)  $     (0.40)
                                         ===========  =========   ==========   =========   ============

Earnings (Loss) Per Share - Diluted
      Income (loss) from continuing
      operations                         $     0.19   $    0.17   $    (0.11)  $    0.06   $      0.31
      Income (loss) from and net gain
      on disposal of discontinued
      operations                              (0.65)       1.54        (0.72)      (0.88)        (0.71)
                                         -----------  ---------   ----------   ---------   -----------
Net income (loss) per share              $    (0.46)  $    1.71   $    (0.83)  $   (0.82)  $     (0.40)
                                         ===========  =========   ==========   =========   ===========


*See Notes to Consolidated Financial Statements for descriptions of unusual items affecting quarters.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

     The following table contains certain information (including principal occupation, business experience and beneficial ownership of the Company's Common Stock as of January 31, 2000) regarding the directors of the Company. All shares beneficially owned by the directors under the Directors Stock Compensation Plan are voted by the trustee of the Company's Deferred Compensation Trust as directed by the Company's Management Policy Committee.



                                                                       Director   Current    Shares
                                                                        Since      Term      Owned(1)

Donna M. Alvarado........Principal of Aguila International, an           1992      2000       13,613(2)
                         international business development
                         consulting firm, since 1994.  President
                         and Chief Executive Officer of Quest
                         International, a non-profit educational
                         organization, from 1989 to 1994.
                         Director, Park National Bank and
                         Birmingham Steel Corp.  Age 51.

Harry L. Davis..........Professor of Creative Management at the          1987      2000       29,117(3)
                        University of Chicago since 1994.  Professor
                        of Marketing from 1963 to 1994.  Deputy
                        Dean of the Graduate School of Business
                        at the University of Chicago from 1983 to 1993.
                        Director, Golden Rule Insurance Company and
                        Peter Martin Associates.  Age 62.

John Nils Hanson........Vice Chairman, Chief Executive Officer           1996      2000      207,894(4)
                        and President since 1999.  Vice
                        Chairman, President and Chief Operating
                        Officer from 1998 to 1999.  President and
                        Chief Operating Officer from 1996 to 1998.
                        Executive Vice President and Chief Operating
                        Officer from 1995 to 1996.  President and
                        Chief Executive Officer of Joy Technologies
                        Inc. from 1994 to 1995.  President, Chief
                        Operating Officer and Director of Joy
                        Technologies Inc. from 1990 to 1995.
                        Director, Arrow Electronics.  Age 58.

Stephen M. Peck.........Maintains an investment office at Gilder,        1998      2000       12,000(5)
                        Gagnon, Howe & Co. since 1988.  General
                        Partner at Wilderness Partners, L.P., an
                        investment partnership, since 1989.  Director
                        of Fresenius Medical Care, OFFIT Investment
                        Funds, Banyan Strategic Realty Trust and
                        Grand Union Co.  Serves as a member of the
                        Advisory Boards of the Torrey Funds and
                        Brown Simpson Asset Management.  Chairman
                        of Mount Sinai-NYU Health.  Non-employee
                        Chairman of the Board of Grand Union Company.
                        Age 65.


John D. Correnti.........Chairman and Chief Executive Officer,         1994      2001        9,361(3)
                         Birmingham Steel Corp., a major steel
                         producer, since 1999. Chief Executive
                         Officer, Vice Chairman and Director of
                         Nucor Corporation, a major steel producer,
                         from 1996 to 1999.  President, Chief Operating
                         Officer and Director of Nucor from 1991 to
                         1995. Director, Navistar International
                         Corporation.  Age 52.

Robert B. Hoffman........Chairman of the Board of the Company            1994      2001       16,550(6)
                         since 1999.  Vice Chairman and Chief
                         Financial Officer of Monsanto Company,
                         a diversified company in agriculture,
                         pharmaceuticals and food products, from
                         1997 to 1999.  Senior Vice President and
                         Chief Financial Officer from 1994 to 1997.
                         Director, Kemper Scudder Group of Municipal
                         Funds.  Age 63.

Jean-Pierre Labruyere....Chairman and Chief Executive since 1972         1994      2001       19,397(3)
                         of Labruyere, Eberle S.A., a financial holding
                         company based in France with global interests
                         in many business areas including food
                         distribution, laser printing, electronic
                         archiving and wine production.  Director,
                         Promodes S.A.,  Algeco S.A. and Martin Maurel
                         Bank - Banque de France Adviser.  Age 62.

Robert M. Gerrity........Chairman and Chief Executive Officer of         1994      2002        3,747(7)
                         Antrim Group Inc., a technology corporation,
                         since 1996. Director and former President and
                         Chief Executive Officer of Ford New
                         Holland, now New Holland n.v., a London-
                         based agricultural and industrial equipment
                         manufacturer. Director, Libralter Engineered
                         Systems, Birmingham Steel Corp. and
                         Standard Motor Products, Inc.  Age 62.

L. Donald LaTorre........President of L & G Management Consultants       1997      2002       16,707(8)
                         Corporation since 1997.  Retired Director of
                         Engelhard Corporation, a world-leading provider
                         of environmental technologies, specialty
                         chemical products, engineered materials
                         and related services,  since 1997.  President
                         and Chief Operating Officer from 1995 to
                         1997.  Senior Vice President and Chief
                         Operating Officer from 1990 to 1995.
                         Trustee, Bloomfield College; Chairman
                         and Director, Mercer University School
                         of Engineering Board.  Age 62.

Leonard E. Redon.........Director, Rochester Area Operations, and        1997      2002       16,055(3)
                         Vice President, Eastman Kodak Company,
                         a company engaged worldwide in developing,
                         manufacturing and marketing consumer and
                         commercial imaging products, since 1997.
                         President and Chief Executive Officer
                         of Qualex, Inc., the world's largest wholesale
                         photo processor, in 1997.  Vice President of
                         Eastman Kodak Company and President,
                         Customer Equipment Services Division of
                         Eastman Kodak, 1995 to 1997.  General
                         Manager and Vice President of
                         Government and Education Markets from
                         1994 to 1995. Age 48.


-------------------
Notes


(1) Beneficial ownership of these shares consists of sole voting power and sole investment power except as noted below. None of the directors beneficially owned 1% or more of the Company's Common Stock.

(2) Includes 13,113 shares beneficially owned under the Directors Stock Compensation Plan.

(3)  Shares beneficially owned under the Directors Stock Compensation Plan.

(4)  Includes 68,057 shares of exercisable options.

(5)  Includes 5,000 shares held indirectly by his wife.

(6) Includes 15,550 shares beneficially owned under the Directors Stock Compensation Plan.

(7)  Includes  2,747  shares   beneficially  owned  under  the  Directors  Stock
     Compensation Plan.

(8) Includes 15,707 shares beneficially owned under the Directors Stock Compensation Plan.

Executive Officers of the Registrant

     The following table sets forth the executive officers of the Company, their ages, their offices with the Company, and the period during which they have been executive officers of the Company.

      Name             Age     Current Office and Principal Occupation                  Years as Officer

John Nils Hanson......  58  Chief Executive  Officer since 1999. Vice Chairman since            4
                            1998; President and Chief  Operating  Officer since 1995;
                            President and  Chief  Executive  Officer  of Joy 1990 to 1995.
                            Director since 1996.

James A. Chokey.......  56  Executive Vice President for Law and Government Affairs since       2
                            1997. Senior Vice President,  Law and Corporate Development of
                            Beloit from 1996 to 1997.  Prior to joining the  Company,  Mr.
                            Chokey held similar  positions  with Cooper  Industries,  A.O.
                            Smith Corporation, RTE Corporation and Joy Technologies Inc.

Robert N. Dangremond..  56  Senior Vice  President and Chief  Restructuring  Officer since      -
                            1999.  Principal with  turnaround  management  firm Jay Alix &
                            Associates.

Kenneth A. Hiltz......  47  Senior  Vice  President  and  Chief  Financial  Officer  since      -
                            1999.  Principal with  turnaround  management  firm Jay Alix &
                            Associates.

Wayne F. Hunnell......  53  Senior  Vice  President   since  1998.  President  and  Chief       1
                            Operating  Officer  of Joy  since  1998;  Vice  President  and
                            Controller  of Joy  from  1995 to  1998.  Vice  President  and
                            Controller of P&H from 1993 to 1995.

Robert W. Hale........  53  Senior  Vice  President   since  1997.   President  and  Chief      2
                            Executive Officer of P&H since 1994.

Mark E. Readinger.....  46  Senior  Vice  President   since  1997.   President  of  Beloit      2
                            since 1998;  President and Chief Operating Officer
                            of Joy from 1996 to 1998;  Senior Vice  President of Marketing and  General  Manager  of the Joy North  American  Aftermarket
                            Operations from 1994 to 1996.

     The business address of each of the executive officers is: 3600 South Lake Drive, St. Francis, Wisconsin 53235-3716. All executive officers are citizens of the United States of America. Officers are elected annually but may be removed at any time at the discretion of the Board of Directors. There are no family relationships between the executive officers.

Involvement in Certain Legal Proceedings.

     On June 7, 1999, the Company and substantially all of its domestic operating subsidiaries, including Beloit, Joy, and P&H, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Several of the Company's officers are also officers or directors of other subsidiaries of the Company which filed for reorganization under Chapter 11. As such, each of the Company's executive officers has been associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years. In addition, Mr. Dangremond served as Restructuring Officer and Chief Financial Officer of Zenith Electronics Corporation and as interim Chief Executive Officer and President of Forstmann & Company when those firms filed petitions under Chapter 11 of the United States Bankruptcy Code in 1999 and 1995, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the last fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to the last fiscal year, and written representations from reporting persons that no Form 5 is required, the Company is not aware that any director, officer or beneficial owner of more than 10% of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the last fiscal year except in the case of Herbert S. Cohen who was elected Vice President and Controller on September 13, 1999 and whose Form 3 initial report of ownership indicating that he owned no shares of Common Stock was filed with the Securities and Exchange Commission on January 12, 2000. Mr. Cohen has not had reportable transactions in the Company's Common Stock.

Item 11.   Executive Compensation

Summary Compensation Table.

     The following table shows compensation awarded to, earned by or paid to the Company's current Chief Executive Officer, each of the four most highly compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers at the end of fiscal 1999, and the Company's former Chief Executive Officer for services rendered to the Company and its subsidiaries during fiscal 1999, 1998 and 1997. Two of the Company's executive officers, Mr. Dangremond and Mr. Hiltz, are employed by Jay Alix & Associates. Amounts earned by Jay Alix & Associates during fiscal 1999 are disclosed in Item 13 - Certain Relationships and Related Transactions.





===================================================================================================================================
                                    Annual Compensation                Long-Term Compensation
                                    ---------------------------------------------------------------------------
                                    ---------------------------------------------------------------------------
                                                                                   Awards            Payouts
                                                                        ----------------------------------------
                                                            Other       Restricted
                                                           Annual         Stock     Securities          LTIP
      Name                                       Bonus   Compensation     Awards    Underlying        Payouts     All Other
      and                             Salary      ($)        ($)            ($)     Options/SARs        ($)      Compensation
Principal Position            Year      ($)       (1)        (1)            (2)         (#)             (3)          ($)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


John Nils Hanson              1999    653,520        -     145,684 (4)       -              -               -          6,726 (5)
Vice Chairman,
President and Chief           1998    462,900        -      43,716 (6)       -         12,616 (7)           -          8,550
Executive Officer             1997    432,600  260,973     122,699           -              -          47,755        233,894

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

James A. Chokey               1999    296,800        -      41,542 (8)       -             -               -          6,351 (5)
Executive Vice President,
Secretary and                 1998    254,400        -     136,229 (9)       -          6,004 (7)          -          6,102
General Counsel               1997    213,336  109,441      36,480           -             -               -        114,613

----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

Robert W. Hale                1999    235,020        -           -           -             -               -          3,846 (5)
Senior Vice President and     1998    230,850        -           -           -          9,314 (7)          -          8,550
President and CEO             1997    207,700   98,793           -           -             -           93,278          4,101
Harnischfeger Corporation

----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

Wayne F. Hunnell (10)         1999    240,500        -       6,867 (11)      -             -               -          3,004 (5)
Senior Vice President and
President and COO             1998    221,323   57,856       6,949 (11)      -         1,208 (7)          -          1,440
Joy Technologies Inc.

----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

Mark E. Readinger             1999    325,000        -      29,569 (11)      -              -              -          2,088 (5)
Senior Vice President and
President                     1998    329,010        -      50,000 (12)      -              -              -          1,827
Beloit Corporation            1997    259,885  175,220       1,031           -              -              -          3,983

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Jeffery T. Grade              1999    443,912        -      20,795 (13)      -              -              -      5,742,704 (15)
Former Chief Executive        1998    700,008        -     126,856 (14)      -         261,863 (7)         -          8,550
Officer                       1997    660,000        -     406,393           -              -         246,011       686,052


Notes

(1) Participants in the Company's Executive Incentive Plan may elect to defer up to 100% of their cash bonuses by converting them into Common Stock at a 25% discount from the price of the Common Stock on a date selected by the Human Resources Committee near the beginning of the fiscal year. All such stock is held in the Company's Deferred Compensation Trust and may not be withdrawn by a participant as long as the participant remains an employee of the Company. All of the named executive officers elected to convert 100% of their cash bonuses into Common Stock under this plan in each of the last three fiscal years except Mr. Hanson who elected to convert 50% of his 1997 cash bonus into Common Stock under the plan, Mr. Chokey who elected to convert 50% of his 1997 cash bonus into Common Stock under the Plan, Mr. Hale who elected to convert 60% of his 1997 cash bonus into Common Stock under the Plan, Mr. Hunnell who elected to convert 25% of his 1998 and 1997 cash bonuses into Common Stock under the Plan, and Mr. Readinger who elected to receive his 1997 bonus in cash. The Executive Incentive Plan also provides that dividends on shares held in participants' accounts are reinvested in Common Stock at a 25% discount from market prices. Any positive dollar values of the differences between (i) the bonus amount converted and the market value of the shares purchased and (ii) the dollar amounts attributable to the discount upon the reinvestment of dividends are included in the "Other Annual Compensation" column. The dollar value of the bonus amounts that have been converted into stock and deferred are reported in the "LTIP Payouts" and "All Other Compensation" columns.

(2)  No restricted Common Stock is outstanding.

(3) Represents the portion of the bonus earned, if any, that resulted from bonuses that were "banked" in prior years under the Company's incentive compensation programs.

(4) Includes $121,597 related to country club expenses and initial membership fees.

(5) Represents group term life insurance premiums paid by the Company for the benefit of the executives.

(6)  Includes $31,133 related to automobile expenses.

(7) All options granted in 1998 equal the number of shares withheld for tax purposes in connection with the distribution in 1998 of shares from the Company's Deferred Compensation Trust as a result of accounting rule changes in 1998.

(8) Represents $25,722 related to automobile expenses and $15,820 related to country club expenses.

(9) Includes $50,150 related to automobile expenses and $83,420 related to country club expenses and initial membership fees.

(10) Information for Mr. Hunnell covers fiscal year 1999 and fiscal year 1998, the year he became an executive officer of the Company.

(11) Represents automobile expenses.

(12) Represents payment made to Mr. Readinger in connection with his transfer to Beloit.

(13) Includes $19,530 related to automobile expenses.

(14) Includes $33,156 representing dollar amounts attributable to the discount upon reinvestment of dividends on Common Stock held under the Executive Incentive Plan and $63,177 related to automobile expenses.

(15) Represents $400,000 paid and $5,342,704 payable to Mr. Grade under the terms of the Termination and Release Agreement dated as of May 24, 1999 and $3,563 in group term life insurance premiums paid by the Company. The $5,342,704 payable is treated as a prepetition claim in the Company's bankruptcy proceedings.

Options/SAR Grants Table.

     No grants of stock options or SARs were made during the last fiscal year to the executive officers named in the Summary Compensation Table.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

     The following table shows information with respect to the executive officers named in the Summary Compensation Table concerning the number and value of options outstanding at the end of the last fiscal year. No options were exercised by executive officers during the last fiscal year.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES (1)

===========================================================================================

                             Number of Securities              Value of Unexercised
                            Underlying Unexercised             in-the-Money Options/
                                Options/SARs at                SARs at Fiscal Year-
                              Fiscal Year-End (#)                   End ($) (2)

                       --------------------------------------------------------------------
                       --------------------------------------------------------------------
      Name             Exercisable    Unexercisable      Exercisable       Unexercisable
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

John Nils Hanson         68,057 (3)     7,750               --                  --

James A. Chokey          12,129           875               --                  --

Robert W. Hale           28,564         1,750               --                  --

Wayne F. Hunnell          7,008           625               --                  --

Mark E. Readinger        24,744            --               --                  --

Jeffery T. Grade        261,863            --               --                  --


Notes

(1)  No Stock Appreciation Rights (SARs) are outstanding.

(2) All outstanding options have exercise prices above the closing price of the Company's Common Stock on the New York Stock Exchange at the end of the fiscal year of $1.125.

(3) Includes 6,191 options under the Joy Technologies Inc. Stock Option Plan (the "Joy Option Plan"). As a consequence of the merger of the Company and Joy Technologies Inc. in November, 1994, all options that had been granted under the Joy Option Plan to any Joy Technologies Inc. employees were converted into options to purchase the Company's Common Stock.

Long-Term Incentive Plan ("LTIP") Awards Table.

     No long-term incentive plan awards were made during the last fiscal year to the executive officers named in the Summary Compensation Table.

Defined Benefit or Actuarial Plan Disclosure.

     The following table sets forth the estimated annual benefits payable upon retirement at normal retirement age for the years of service indicated under the Company's defined benefit pension plan (and excess benefit arrangements defined below) at the indicated remuneration levels.

     Remuneration covered by the plan includes the following amounts reported in the Summary Compensation Table: salary and bonus (including the cash value of bonuses forgone for stock under the Executive Incentive Plan).

     The years of service credited for each of the executive officers named in the Summary Compensation Table are: John Nils Hanson, 10 years; Mark E. Readinger, 5 years; Robert W. Hale, 11 years; Wayne F. Hunnell, 21 years; James
A. Chokey, 17 years; and Jeffery T. Grade, 31 years.

     Benefits are based both upon credited years of service with the Company or its subsidiaries and the highest consecutive five year average annual salary and incentive compensation during the last ten calendar years of service. Estimated benefits under the retirement plan are subject to the provisions of the Internal Revenue Code which limit the annual benefits which may be paid from a tax qualified retirement plan. Amounts in excess of such limitations are payable from the general funds of the Company under the Company's Supplemental Retirement Plan. The estimated benefits in the table do not reflect offsets under the plan of 1.25% per year of service (up to a maximum of 50%) of the Social Security benefit.

===========================================================================================
                                       Years of Service

-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

   Remuneration             10         15        20           25           30         35
--------------------   --------     --------  --------     --------     -------- ----------
--------------------   --------     --------  --------     --------     -------- ----------

 $ 300,000  . . . .    $ 45,000     $ 67,500  $ 90,000     $112,500     $135,000   $157,500
--------------------   --------     --------  --------     --------     --------   --------
--------------------   --------     --------  --------     --------     --------   --------

   400,000  . . . .      60,000       90,000   120,000      150,000      180,000    210,000
--------------------   --------     --------  --------     --------     --------   --------
--------------------   --------     --------  --------     --------     --------   --------

   500,000  . . . .      75,000      112,500   150,000      187,500      225,000    262,500
--------------------   --------     --------  --------     --------     --------   --------
--------------------   --------     --------  --------     --------     --------   --------

   600,000  . . . .      90,000      135,000   180,000      225,000      270,000    315,000
--------------------   --------     --------  --------     --------     --------   --------
--------------------   --------     --------  --------     --------     --------   --------

   700,000  . . . .     105,000      157,500   210,000      262,500      315,000    367,500
--------------------   --------     --------  --------     --------     --------   --------
--------------------   --------     --------  --------     --------     --------   --------

   800,000  . . . .     120,000      180,000   240,000      300,000      360,000    420,000
--------------------   --------     --------  --------     --------     --------   --------
--------------------   --------     --------  --------     --------     --------   --------

   900,000  . . . .     135,000      202,500   270,000      337,500      405,000    472,500
--------------------   --------     --------  --------     --------     --------   --------
--------------------   --------     --------  --------     --------     --------   --------

 1,000,000  . . . .     150,000      225,000   300,000      375,000      450,000    525,000
====================   ========     ========  ========     ========     ========   ========


Compensation of Directors.
-------------------------

     Directors who are not officers or employees of the Company receive an annual retainer fee of $22,600 and a fee of $1,250 for each Board and Board committee meeting attended. Committee chairs receive $1,500 for each committee meeting attended. Directors who are employees of the Company earn no additional remuneration for their services as directors.

     The Company has a Directors Stock Compensation Plan under which non-employee directors are allowed to elect to defer up to 100% of their fees by converting their fees into Common Stock to be held in trust until termination of their status as directors.

     The Company also has an incentive compensation plan for outside directors based on the same performance targets used for the Company's Executive Incentive Plan. Under the plan, non-employee directors are eligible to earn annual incentive compensation awards in addition to annual retainer and meeting fees.
Incentive compensation is determined by multiplying $25,000 by a figure which represents the performance of the Company in a given year expressed as a percentage of the performance target for that year. Incentive compensation awards are converted into shares of Common Stock under the Directors Stock Compensation Plan and held in trust until the director's status as a director terminates. No incentive compensation awards were earned under the Directors Stock Compensation Plan for the last fiscal year.

     Following the resignation of then Chairman and Chief Executive Officer, Jeffery T. Grade, on May 24, 1999, Mr. Robert B. Hoffman was elected non-employee Chairman. In June, 1999, the Human Resources Committee of the Board of Directors considered the compensation to be paid to Mr. Hoffman as a non-employee Chairman. Following recommendations from outside consultants as to compensation paid in comparable situations, it was determined that Mr. Hoffman should receive a quarterly payment of $125,000 (such amount to be periodically reviewed by the Human Resources Committee), in addition to outside director retainer and meeting fees.

     In 1997, the Board established a long-term compensation plan for outside directors that would award stock to directors if certain stock price targets were achieved. The minimum stock price at which awards could be made is $53.13. In light of the Company's Chapter 11 filing, it is unlikely that awards will be made under this plan.

Employment   Contracts,   Termination   of  Employment   and   Change-in-Control
Arrangements.

     The Company's Key Employee Retention Plan was approved by the Bankruptcy Court in September, 1999. This plan covers approximately 142 employees, including each of the executive officers named in the Summary Compensation Table (other than the former Chief Executive Officer), and provides emergence bonuses and severance and change-in-control benefits. Emergence is defined as the earlier of the consummation of a plan of reorganization or the consummated sale or substantially complete liquidation of the Company or, in the case of each of the presidents of the Company's three principal domestic operating subsidiaries, the respective operating subsidiaries. Emergence bonus payments for executive officers named in the Summary Compensation Table (excluding the former Chief Executive Officer) would be 85% of base salary.

     Severance benefits for the executive officers named in the Summary Compensation Table (excluding the former Chief Executive Officer) under the Key Employee Retention Plan would be paid in the event of an involuntary termination, other than for cause, and would amount to two year's base salary, payable over 24 months, with mitigation after twelve months. Medical benefit continuation for up to 24 months and outplacement assistance is also provided.

     Change-in-control benefits for the executive officers named in the Summary Compensation Table (excluding the former Chief Executive Officer) under the Key Employee Retention Plan would be paid in the event of an involuntary termination of employment, other than for cause, or a voluntary termination for "good reason" during the 24-month period following a change-in-control of the Company. Benefits to the executive officers named in the Summary Compensation Table (excluding the former Chief Executive Officer) under this provision would equal the lesser of three years base salary plus target bonus or the maximum amount that would not cause the payment to be non-deductible to the Company under
Section 280G of the Internal Revenue Code and would be paid in a lump sum.

     In the event of a change-in-control that would entitle the executive officers named in the Summary Compensation Table to benefits under the Key Employee Retention Plan, they must elect between the change-in-control benefits provided by the Key Employee Retention Plan, which is treated as a post-petition administrative expense, and their pre-petition claim under the change-in-control provisions of the Company's Long-Term Compensation Plan for Key Executives. The Long-Term Compensation Plan for Key Executives provides for payments in the event that prior to November 1, 2001 there is a change-in-control of the Company or a termination of employment of the executive. The payments would vary depending on the highest reported sales price of the Common Stock during the sixty-day period prior to and including the date of the change-in-control. At a change-in-control price of $25 per share or less, the payment would be fifty percent of the total share award an executive could be awarded under the plan times $25. Similar payments would be made under the Long-Term Compensation Plan for Key Executives in the case of an involuntary or constructive termination of employment. Assuming a $25 or lower per share price, the approximate amounts that would be payable under this plan to the executives named in the Summary Compensation Table are: John Nils Hanson, $2,603,538; James A. Chokey, $1,627,188; Mark E. Readinger, $1,301,775; Wayne F. Hunnell, $1,301,775; and
Robert W. Hale, $1,301,775.

     The Company's Executive Incentive Plan provides for the distribution of accrued benefits following termination of a participant's employment with the Company. The plan also provides that, in the event of a change-in-control of the Company, the Company will make cash payments to participants equal to the number of shares of Common Stock then allocated to such participants' accounts times the highest per-share price actually paid in connection with such change-in-control. The 1996 Stock Incentive Plan provides that, upon a change-in-control, all outstanding option grants become exercisable. All existing options under the 1988 Incentive Stock Plan become exercisable upon a change-in-control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table lists the beneficial ownership of Common Stock as of February 11, 2000 by any person known to the Company to own beneficially more than 5% of its Common Stock, each of the executive officers named in the Summary Compensation Table, and the Company's executive officers and directors as a group. Beneficial ownership of these shares consists of sole voting power and sole investment power except as noted below. As of February 11, 2000, no person had filed a Schedule 13G with the Securities and Exchange Commission indicating beneficial ownership of more than 5% of the Company's Common Stock.

Name and Address                        Shares                   Percent
of Beneficial Owner                     Owned                    of Class(1)


John Nils Hanson                         207,894   (2)            0.4%

James A. Chokey                           20,047   (3)       less than 0.1%

Robert W. Hale                            40,148   (4)       less than 0.1%

Wayne F. Hunnell                           9,385   (5)       less than 0.1%

Mark E. Readinger                         27,744   (6)       less than 0.1%

All executive officers and directors
as a group (16 persons)                  424,250   (7)            0.9%

Jeffery T. Grade                       1,033,427   (8)            2.2%


-----------------------
Notes:

(1)  Based on 47,949,089 shares of Common Stock outstanding.

(2) Includes 68,057 shares Mr. Hanson has a right to acquire upon exercise of stock options.

(3) Includes 12,129 shares Mr. Chokey has a right to acquire upon exercise of stock options.

(4) Includes 28,564 shares Mr. Hale has a right to acquire upon exercise of stock options.

(5) Includes 7,008 shares Mr. Hunnell has a right to acquire upon exercise of stock options.

(6)  Shares Mr. Readinger has a right to acquire upon exercise of stock options.

(7)  Includes 143,502 shares which are subject to currently exercisable options.

(8) Based on Company records. Includes 261,863 shares Mr. Grade has a right to acquire upon exercise of stock options.

     See Item 10 - Directors and Executive Officers for additional information on beneficial ownership of Common Stock by directors. All shares beneficially owned by the directors under the Directors Stock Compensation Plan are voted by the trustee of the Company's Deferred Compensation Trust as directed by the Company's Management Policy Committee.

Item 13.  Certain Relationships and Related Transactions

Transactions with Management and Others; Indebtedness of Management.

     Prior to the acquisition of Joy Technologies Inc. ("JTI") by the Company in 1994, JTI lent John Nils Hanson, then an executive of JTI and currently an executive officer and director of the Company, $240,000 in connection with a program in which JTI lent executives money to encourage them to purchase and own JTI stock. The Company succeeded to the loan as a result of the JTI acquisition. The loan matured in 1997 and was extended by the Company in 1997, 1998 and 1999 for one-year periods. Mr. Hanson paid interest on the balance at the annual rate of 6.22%. The loan was forgiven during fiscal 1999. As a result, Mr. Hanson was credited with receiving income of $488,304 during the last fiscal year in the form of the $240,000 loan forgiveness and $248,304 of tax liability resulting from the loan forgiveness.

     Mr. Dangremond and Mr. Hiltz, non-employee executive officers of the Company, and several other financial professionals currently working on behalf of the Company, are principals or employees of the turnaround management-consulting firm of Jay Alix & Associates. The Company has retained Jay Alix & Associates to provide certain financial expertise to assist the Company during the pendency of its bankruptcy case. During fiscal 1999, the Company incurred fees of $1,948,926 payable to Jay Alix & Associates. The Company expects to continue to incur fees with Jay Alix & Associates during the pendency of the Company's bankruptcy case.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

(1)  Financial Statements:

     The response to this portion of Item 14 is submitted in a separate section of this report. See the audited Consolidated Financial Statements and Financial Statement Schedule of Harnischfeger Industries, Inc. attached hereto and listed on the index on page 2 of this report.

(2)  Financial Statement Schedule:

     The response to this portion of Item 14 is submitted in a separate section of this report. See the audited Consolidated Financial Statements and Financial Statement Schedule of Harnischfeger Industries, Inc. attached hereto and listed on the index on page 2 of this report.

(3)  Exhibits

 Number                                      Exhibit
 -------  ----------------------------------------------------------------------

3 (a) Restated Certificate of Incorporation of Harnischfeger Industries, Inc.
     (incorporated by reference to Exhibit 3(a) to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended April 30, 1997).

(b)  Bylaws of Harnischfeger Industries, Inc., as amended November 22, 1999.

(c) Certificate of Designations of Preferred Stock, Series D (incorporated by reference to Exhibit 28.1(b) to Registrant's Current Report on Form 8-K dated March 25, 1992).

4 (a) 9.1%  Series A Senior Note  Agreement  dated as of  September  15, 1989
     (incorporated by reference to Exhibit 4(b) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1991, File No.1-9299).

(b) 9.1% Series B Senior Note Agreement dated as of October 15, 1989 (incorporated by reference to Exhibit 4(c) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1991, File No.1-9299).

(c) 8.95% Series C Senior Note Agreement dated as of February 15, 1991(incorporated by reference to Exhibit 4(d) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1991, File No. 1-9299).

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

(g) Registration Statement filed on Form S-3, for issuance of Debt Securities of up to $200,000,000 dated April 10, 1996, File No. 333-2401.

(h) Registration Statement filed on Form S-3, for issuance of Debt Securities of up to $200,000,000 dated February 23, 1998, File No. 333-46429.

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

(k) Amendment No. 2 to the Rights Agreement dated as of September 15, 1998 (incorporated by reference to Exhibit 4(k) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1998, File No. 1-9299).

(l) Harnischfeger Industries, Inc. Stock Employee Compensation Trust Agreement effective as of March 23, 1993 (incorporated by reference to Exhibit 4(k) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1993, File No.1-9299).*

(m) Amendment One to Harnischfeger Industries, Inc. Stock Employee Compensation Trust Agreement dated January 1, 1994 (incorporated by reference to Exhibit 4(j) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1995, File No. 1-9299).*

(n) Amendment Two to Harnischfeger Industries, Inc. Stock Employee Compensation Trust Agreement dated May 6, 1995 (incorporated by reference to Exhibit 4(k) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1995, File No. 1-9299).*

(o)  $500,000,000   Credit   Agreement  dated  as  of  October  17,  1997  among
     Harnischfeger Industries, Inc. as borrower and each other financial institution which from time to time thereto as lenders, Chase Manhattan Bank as Administrative Agent, First Chicago Markets, Inc. as Syndication Agent and Royal Bank of Canada as Documentation Agent (incorporated by reference to Exhibit 4(n) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1997, File No.1-9299).

(p) Revolving Credit, Term Loan and Guaranty Agreement dated as of June 7, 1999 among Harnischfeger Industries, Inc. as Borrower and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference to Exhibit 10(a) to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended April 30, 1999).

(q) First Amendment to Revolving Credit, Term Loan and Guaranty Agreement, dated July 8, 1999 (incorporated by reference to Exhibit 10(a) to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended July 31,
     1999).

(r) Second Amendment to Revolving Credit, Term Loan and Guaranty Agreement, dated July 8, 1999 (incorporated by reference to Exhibit 10(b) to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended July 31,
     1999).

(s) Waiver and Amendment Letter dated as of January 31, 2000 to Revolving Credit, Term Loan and Guarantee Agreement dated July 8, 1999.

10 (a) Harnischfeger Industries, Inc. 1988 Incentive Stock Plan, as amended on
     March 6, 1995 (incorporated by reference to Exhibit 10(a) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1995, File No. 01-9299).*

(b) Harnischfeger Industries, Inc. Stock Incentive Plan as amended and restated as of September 12, 1998 (incorporated by reference to Exhibit 10(b) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1998, File No. 1-9299).*

(c) Harnischfeger Industries, Inc. Executive Incentive Plan, as amended and restated as of September 9, 1998 (incorporated by reference to Exhibit 10(c) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1998, File No. 1-9299).*

(d) Long-Term Compensation Plan for Key Executives, as amended and restated as of December 17, 1998 (incorporated by reference to Exhibit 10(b) to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended January 31, 1999, File No. 1-9299).*

(e) Harnischfeger Industries, Inc. Supplemental Retirement Plan, as amended and restated as of June 3, 1999.*

(f) Directors Stock Compensation Plan, as amended and restated as of August 24, 1998 (incorporated by reference to Exhibit 10(f) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1998, File No. 1-9299).*

(g) Service Compensation Agreement for Directors effective as of June 1, 1992 (incorporated by reference to Exhibit 10(g) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1992, File No.1-9299).*

(h) Long-Term Compensation Plan for Directors, as amended and restated as of February 9, 1998 (incorporated by reference to Exhibit 10(e) to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended January 31, 1998, File No. 1-9299).*

(i) Joy Technologies Inc. 1991 Stock Option and Equity Incentive Plan dated November 12, 1991 (incorporated by reference to Exhibit 99-1999.1 to Registration Statement on Form S-8, File No. 33-57209).*

(j) Amendment to Joy Technologies Inc. 1991 Stock Option and Equity Incentive Plan dated November 29, 1994 (incorporated by reference to Exhibit 99-1999.2 to Registration Statement on Form S-8, File No. 33-57209).*

(k) Harnischfeger Industries Deferred Compensation Trust as amended and restated as of October 9, 1995 (incorporated by reference to exhibit 10 to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended January 31, 1995, File No. O1-9299).*

(l) Amendment No. 1 to Harnischfeger Industries Deferred Compensation Trust as amended and restated as of October 9, 1995 (incorporated by reference to Exhibit 10(j) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1996, File No. 01-9299).*

(m) Termination and Release Agreement dated as of May 24, 1999 by and between Harnischfeger Industries, Inc. and Jeffery T. Grade (incorporated by reference to Exhibit 10(c) to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended April 30, 1999).*

(n) Termination and Release Agreement dated as of May 24, 1999 by and between Harnischfeger Industries, Inc. and Francis M. Corby, Jr. (incorporated by reference to Exhibit 10(d) to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended April 30, 1999).*

(o) Form of Key Employee Retention Plan letter dated October 20, 1999 between Harnischfeger Industries, Inc. and John Nils Hanson, James A. Chokey, Robert W. Hale, Wayne F. Hunnell and Mark E. Readinger.*

11   Statement Re: Computation of Earnings Per Share, filed herewith.

21   Subsidiaries of the Registrant.

23   Consent of PricewaterhouseCoopers LLP.

24   Powers of Attorney.

25   Financial Data Schedules.


* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K

     None.





                         HARNISCHFEGER INDUSTRIES, INC.

                    (Debtor-in-Possession as of June 7, 1999)

                Form 10-K Item 8 and Items 14(a)(1) and 14(a)(2)

                   Index to Consolidated Financial Statements

                        And Financial Statement Schedule

     The following Consolidated Financial Statements of Harnischfeger Industries, Inc. and the related Report of Independent Accountants are included in Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

                                                                   Page in This
Item 14(a) (1):                                                      Form 10-K

--------------------------------------------------------------------------------

          Report of Independent Accountants                            35

          Consolidated Statement of Operations for the
             fiscal years ended October 31, 1999, 1998 and 1997        35

          Consolidated Balance Sheets at
             October 31, 1999 and 1998                                 36

          Consolidated  Statements  of Cash  Flow for
             the  fiscal  years  ended
             October 31, 1999, 1998 and 1997                           37

          Consolidated  Statement  of  Shareholders'
             Equity  (Deficit)  for the
             fiscal years ended October 31, 1999, 1998 and 1997        38

          Notes to Consolidated Financial Statements                   39

     The following Consolidated Financial Statement schedule of Harnischfeger Industries, Inc. and related Report of Independent Accountants is included in
Item 14(a)(2):

          Report of Independent  Accountants on Financial
             Statement Schedule for the Years Ended
             October 31, 1999, 1998 and 1997                           67

         Schedule II.  Valuation and Qualifying Accounts               67

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





                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Directors and Shareholders
of Harnischfeger Industries, Inc.

     In our opinion, the Consolidated Financial Statements appearing in the accompanying index present fairly, in all material respects, the financial position of Harnischfeger Industries, Inc. and its subsidiaries (the "Company") at October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 - Significant Accounting Policies in Notes to Consolidated Financial Statements, the Company has incurred substantial losses from operations and has experienced liquidity issues resulting in the filing for Chapter 11 Bankruptcy protection on June 7, 1999, which raises substantial doubt about its ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 11, 2000




Harnischfeger Industries, Inc.
(Debtor-in-Possession as of June 7, 1999)
Consolidated Statement of Operations

-------------------------------------------------------------------------------------------
In thousands except per share amounts                       Years Ended October 31,
-------------------------------------------   ---------------------------------------------
                                                      1999           1998          1997
-------------------------------------------   ----------------   -----------   -------------
Revenues
       Net Sales                                   $ 1,114,146   $ 1,212,307   $ 1,467,341
       Other Income                                      3,909         1,324        18,023
                                                   -----------   -------------   -----------
                                                     1,118,055     1,213,631     1,485,364
Cost of sales                                          922,806       916,970     1,090,947
Product development, selling
        and administrative expenses                    238,952       235,268       217,629
Strategic and financing initiatives                      7,716          --            --
Reorganization items                                    20,304          --            --
Restructuring charges                                   11,997          --            --
Charge related to executive changes                     19,098          --            --
                                                   -----------   -------------   -----------
Operating income (loss)                               (102,818)       61,393       176,788
Interest expense - net (excludes
      contractual interest expense of
      $31,230 for 1999)                                (28,865)      (70,600)      (70,259)
                                                   -----------   -------------   -----------
Income (loss) before (provision) benefit for
       income taxes and minority interest             (131,683)       (9,207)      106,529
Benefit (provision) for income taxes                  (220,448)       24,608       (36,519)
Minority interest                                         (957)       (1,035)       (2,129)
                                                   -----------   -------------   -----------

Income (loss) from continuing operations              (353,088)       14,366        67,881
Income (loss) from discontinued operations,
  net of applicable income taxes                      (798,180)     (184,399)       70,399
Gain (loss) on disposal of discontinued operations,
  net of applicable income taxes in 1998              (529,000)      151,500          --
Extraordinary loss on retirement of debt,
  net of applicable income taxes                          --            --         (12,999)
                                                   -----------   -------------   -----------
Net income (loss)                                  $(1,680,268)  $   (18,533)  $   125,281
                                                   ===========   =============   ===========
Basic earnings (loss) per share:
Income (loss) from continuing operations           $     (7.62)  $      0.31   $      1.42
Income (loss) from and net gain (loss) on
   disposal of discontinued operations                  (28.65)        (0.71)         1.47
Extraordinary loss on retirement of debt                  --            --           (0.27)
                                                   -----------   -------------   -----------
Net income (loss) per share                        $    (36.27)  $     (0.40)         2.62
                                                   ===========   =============   ===========
Diluted earnings (loss) per share:
Income (loss) from continuing operations           $     (7.62)  $      0.31   $      1.41
Income (loss) from and net gain (loss) on
    disposal of discontinued operations                 (28.65)        (0.71)         1.45
Extraordinary loss on retirement of debt                  --            --           (0.27)
                                                   -----------   -------------   -----------
Net income (loss) per share                        $    (36.27)  $     (0.40)    $    2.59
                                                   ===========   =============   ===========


           See accompanying notes to consolidated financial statements




Harnischfeger Industries, Inc.
(Debtor-in-Possession as of June 7, 1999)
Consolidated Balance Sheet


In thousands                                           October 31,
------------------------------------------------------------------------
                                                  1999          1998
                                              ------------  ------------
Assets

Current Assets:
  Cash and cash equivalents (including cash
         equivalents of $48,211 and
         $6,816, in 1999 and 1998,
         respectively)                        $    57,453   $    30,012
  Accounts receivable-net                         202,830       692,326
  Inventories                                     447,655       610,478
  Prepaid income taxes                               --          74,186
  Other                                            50,447        56,142
                                              -----------   -----------
                                                  758,385     1,463,144

Assets of discontinued Beloit operations          278,000          --

Property, Plant and Equipment:
  Land and improvements                            38,379        61,454
  Buildings                                       131,961       289,789
  Machinery and equipment                         274,485       792,222
                                              -----------   -----------
                                                  444,825     1,143,465
  Accumulated depreciation                       (234,078)     (529,884)
                                              -----------   -----------
                                                  210,747       613,581

Investments and Other Assets:
  Goodwill                                        358,191       480,625
  Intangible assets                                37,693        49,090
  Deferred income taxes                              --          44,781
  Other                                            68,797       136,038
                                              -----------   -----------
                                                  464,681       710,534
                                              -----------   -----------
                                              $ 1,711,813   $ 2,787,259
                                              ===========   ===========


          See accompanying notes to consolidated financial statements.




Harnischfeger Industries, Inc.
(Debtor-in-Possession as of June 7, 1999)
Consolidated Balance Sheet

--------------------------------------------------------------------------------

 In thousands                                                  October 31,
---------------------------------------------------------------------------------
                                                              1999          1998
---------------------------------------------------    ------------   -----------
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
  Short-term notes payable, including current
       portion of long-term obligations                 $   144,568   $   156,383
  Trade accounts payable                                     70,012       333,624
  Employee compensation and benefits                         43,879        73,334
  Advance payments and progress billings                     45,340       115,320
  Accrued warranties                                         39,866        58,053
  Income taxes payable                                      101,832         7,693
  Accrued contract losses, restructuring
      charges, and other liabilities                        125,719       281,873
                                                        -----------   -----------
                                                            571,216     1,026,280

Long-term Obligations                                       168,097       962,797

Other Non-current Liabilities:
  Liability for postretirement benefits                      31,990        34,187
  Accrued pension costs                                      15,465        40,812
  Other                                                       7,855        12,495
                                                        -----------   -----------
                                                             55,310        87,494

Liabilities Subject to Compromise                         1,193,554          --

Liabilites of discontinued Beloit operation, including
    liabilities subject to compromise of $494,806           742,265          --

Minority Interests                                            6,522        43,838

Commitments and Contingencies (Notes 9 and 21)                 --            --

Shareholders' Equity (Deficit):
  Common stock, $1 par value (51,668,939 and
     51,668,939 shares issued, respectively)                 51,669        51,669
  Capital in excess of par value                            572,573       586,509
  Retained earnings (deficit)                            (1,468,938)      216,065
  Accumulated comprehensive (loss)                          (79,960)      (60,289)
  Less:
      Stock employee compensation trust (1,433,147 and
         1,433,147 shares, respectively) at market           (1,612)      (13,525)
      Treasury stock (3,865,101 and 4,465,101 shares,
         respectively) at cost                              (98,883)     (113,579)
                                                        -----------   -----------
                                                         (1,025,151)      666,850
                                                        -----------   -----------
                                                        $ 1,711,813   $ 2,787,259
                                                        ===========   ===========

          See accompanying notes to consolidated financial statements.



Harnischfeger Industries, Inc.
(Debtor-in-Possession as of June 7, 1999)
Consolidated Statement of Cash Flow

--------------------------------------------------------------------------------


In thousands                                                           Years Ended October 31,
------------------------------------------------------   -------------------------------------------
                                                                  1999           1998           1997
-------------------------------------------------------  --------------  ------------  -------------

Operating Activities:
Net income (loss)                                         $ (1,680,268)     $(18,533)     $ 125,281
Add (deduct) - items not affecting cash:
      (Income) loss  from and  net (gain) loss
      on disposal of discontinued operations                 1,327,180      (155,876)       (25,063)
      Restructuring charges                                     11,997        65,000             --
      Reorganization items                                      14,615            --             --
      Charge related to executive change                        18,498            --             --
      Minority interest, net of dividends paid                     957       (54,981)         6,130
      Depreciation and amortization                             50,540        86,760         87,461
      Increase (decrease) in income taxes, net
      of change in valuation allowance                         204,067      (201,771)        54,579
      Other - net                                                5,834       (17,735)         1,449
Changes in Working Capital, exclusive of
      acquisitions and divestitures
      and net of liabilities subject to compromise:
      Decrease (increase) in accounts receivable - net          11,075        51,590       (195,551)
      Decrease (increase)  in inventories                       21,129       (68,773)       (53,633)
      (Increase) decrease in other current assets              (18,881)       11,958        (23,637)
      Increase (decrease) in trade accounts payable             40,412       (97,331)       119,671
      Increase (decrease) in employee compensation
      and benefits                                               6,424       (36,462)       (26,987)
      (Increase) decrease in advance payments and
      progress billings                                          8,588        39,950        (55,281)
      (Decrease) in accrued contract losses
      and other liabilities                                    (11,599)      (32,892)      (106,995)
                                                         --------------  ------------  -------------

        Net cash provided by (used by)
        continuing operations                                   10,568      (429,096)       (92,576)
                                                         --------------  ------------  -------------

Investment and Other Transactions:
      Acquisitions, net of cash acquired                            --       (40,192)        (5,325)
      Proceeds from sale of Material Handling                       --       341,000             --
      Proceeds from sale of J&L Fiber Systems                       --       109,445             --
      Net proceeds from sale of non-core Dobson
      Park businesses                                               --         9,323         16,829
      Property, plant and equipment acquired                   (26,610)     (133,925)      (126,401)
      Property, plant and equipment retired                     12,318        16,893         31,291
      Deposit related to APP letters of credit
        and other                                              (16,434)     (12,700)          (746)
                                                         --------------  ------------  -------------

        Net cash (used by) provided by
        investment and other transactions                      (30,726)      289,844        (84,352)
                                                         --------------  ------------  -------------

Financing Activities:
      Dividends paid                                            (4,592)      (18,556)       (19,151)
      Exercise of stock options                                     --         1,318          7,164
      Purchase of treasury stock                                    --       (33,154)       (40,720)
      Financing fees related to DIP Facility                   (15,000)           --             --
      Borrowings under DIP Facility                            167,000            --             --
      Borrowings under long-term obligations
      prior to bankruptcy filing                               125,000            --             --
      Issuance of long-term obligations                             --       292,300        261,411
      Redemption of long-term obligations                           --       (11,763)      (198,117)
      Payments on long-term obligations                         (2,113)           --             --
      Increase (decrease) in short-term notes payable           18,910       (87,333)       161,644
                                                         --------------  ------------  -------------

        Net cash provided by financing activities              289,205       142,812        172,231
                                                         --------------  ------------  -------------

Effect of Exchange Rate Changes on Cash and
      Cash Equivalents                                             (93)       (2,931)        (2,856)
Cash Used in Discontinued Operations                          (241,513)            -              -
                                                         --------------  ------------  -------------

Increase (decrease) in Cash and Cash Equivalents                27,441           629         (7,553)
Cash and Cash Equivalents at Beginning of Year                  30,012        29,383         36,936
                                                         --------------  ------------  -------------

Cash and Cash Equivalents at End of Year                      $ 57,453      $ 30,012       $ 29,383
                                                         ==============  ============  =============

          See accompanying notes to consolidated financial statements.


Harnischfeger Industries, Inc.
(Debtor-in-Possession as of June 7, 1999)
Consolidated Statement of Shareholders' Equity (Deficit)

                                                             Compre-                Accumulated
                                               Capital in    hensive   Retained    Comprehensive
                                      Common    Excess of    Income    Earnings        Income            Treasury
 In thousands                          Stock    Par Value    (Loss)    (Deficit)       (Loss)     SECT     Stock       Total
-----------------------------------------------------------------------------------------------------------------------------
Balance at October 31, 1996          $ 51,407   $ 615,089              $ 148,175   $ (37,584)  $ (61,360) $ (42,242) $673,485
 Comprehensive Income (Loss):
 Net income                              --         --      $ 125,281    125,281        --         --           --    125,281
 Other Comprehensive Income (loss):
  Currency translation adjustment        --         --         (3,856)     --         (3,856)      --           --     (3,856)
        Total Comprehensive
        income (loss)                                       $ 121,425
                                                            ==========
 Dividends paid ($.40 per share)         --         --                   (19,729)      --          --           --    (19,729)
 Dividends on shares held by SECT        --           578                  --          --          --           --        578
 Exercise of 301,072 stock options        200       4,984                  --          --          1,980        --      7,164
 209,373 shares purchased by
  employee and director benefit
   plans                                 --         4,582                  --          --           --        3,888     8,470
 1,062,457 shares acquired as
  treasury stock                         --         --                     --          --           --      (44,808)  (44,808)
 Adjust SECT shares to market value      --        (2,950)                 --          --          2,950        --        --
 Amortization of unearned
  compensation on restricted stock       --         3,075                  --          --           --          --      3,075
                                     --------   ---------              ---------   ---------   ----------   -------   -------
Balance at October 31, 1997          $ 51,607   $ 625,358              $ 253,727   $ (41,440)  $ (56,430)  $(83,162) $749,660
 Comprehensive (Loss):
   Net loss                              --          --     $ (18,533)   (18,533)      --           --          --    (18,533)
   Other Comprehensive Loss:
    Currency translation adjustment      --          --       (18,849)      --       (18,849)       --          --    (18,849)
                                                            ---------
        Total Comprehensive  loss                           $ (37,382)
                                                            ==========
 Exercise of 61,767 stock options         62        1,256                   --         --           --          --      1,318
 Dividends paid ($.40 per share)         --          --                  (19,129)      --           --          --    (19,129)
 Dividends on shares held by SECT        --           573                   --         --           --          --        573
 Adjust SECT shares to market value      --       (42,905)                  --         --         42,905        --       --
 146,401 shares purchased by employee
  and director benefit plans             --         1,527                   --         --           --        4,108     5,635
 1,338,554 shares acquired as
  treasury stock                         --          --                     --         --           --      (33,154)  (33,154)
 Rabbi Trust shares                      --          --                     --         --           --       (1,371)   (1,371)
 Amortization of unearned
  compensation on restricted stock       --           700                   --         --           --         --        700
                                      -------   ---------              ---------   ---------   ---------  ---------  --------
Balance at October 31, 1998           $51,669   $ 586,509              $ 216,065   $ (60,289)  $ (13,525) $(113,579) $666,850


          See accompanying notes to consolidated financial statements.

                                                           Compre-                   Accumulated
                                              Capital in   hensive     Retained     Comprehensive
                                      Common   Excess of   Income      Earnings         Income             Treasury
 In thousands                          Stock   Par Value   (Loss)      (Deficit)        (Loss)     SECT     Stock        Total
----------------------------------------------------------------------------------------------------------------------------------

Balance at October 31, 1998          $ 51,669  $ 586,509               $   216,065   $ (60,289)  $(13,525)  $(113,579) $   666,850
 Comprehensive Income (Loss):
Net  loss                                --        --     $(1,680,268)  (1,680,268)      --         --          --      (1,680,268)
 Other Comprehensive  loss:
  Change in additional minimum
   pension liability                     --        --          (6,365)       --         (6,365)     --          --          (6,365)
   Currency translation adjustment       --        --         (13,306)       --        (13,306)     --          --         (13,306)
                                                           ------------
         Total Comprehensive
         Income (Loss)                                    $(1,699,939)
                                                          =============

 Dividends paid ($.10 per share)         --        --                       (4,735)       --        --          --          (4,735)
 Dividends on shares held by SECT        --          143                     --           --        --          --             143
 600,000 shares purchased by employee
   and director benefit plans            --      (10,035)                    --           --        --         15,582        5,547
 Adjust SECT shares to market value      --      (11,913)                    --           --       11,913       --             --
 Adjust Rabbi Trust shares               --         --                       --           --        --           (886)        (886)
 Unearned compensation expense on
   executive contract buyout             --        7,462                     --           --        --          --           7,462
 Amortization of unearned compensation
   on restricted stock                   --          407                     --           --        --          --             407
                                     --------  ---------               -----------   ---------   ---------  ---------- -----------
Balance at October 31, 1999          $ 51,669  $ 572,573               $(1,468,938)  $ (79,960)  $ (1,612)  $ (98,883) $(1,025,151)
                                     ========  =========               ===========   =========   ========   ========== ===========



          See accompanying notes to consolidated financial statements.


Harnischfeger Industries, Inc.
(Debtor-in-Possession as of June 7, 1999)
Notes to Consolidated Financial Statements
October 31, 1999
--------------------------------------------------------------------------------




1.   Reorganization under Chapter 11

     On June 7, 1999, Harnischfeger Industries, Inc. (the "Company") and substantially all of its domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and orders for relief were entered. The Debtors include the Company's principal domestic operating subsidiaries, Beloit Corporation ("Beloit"), Joy Mining Machinery ("Joy"), and P&H Mining Equipment ("P&H"). The Company's Pulp and Paper Machinery segment owned by Beloit and its subsidiaries (the "Beloit Segment") is being presented as a discontinued operation as is more fully discussed in Note 3 - Discontinued Operations. The Debtors' Chapter 11 cases are jointly administered for procedural purposes only under case number 99-2171. The issue of substantive consolidation of the Debtors has not been addressed. Unless Debtors are substantively consolidated under a confirmed plan of reorganization, payment of prepetition claims of each Debtor may substantially differ from payment of prepetition claims of other Debtors.

     The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, actions to collect prepetition indebtedness of the Debtors and other contractual obligations of the Debtors generally may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional prepetition claims may arise from such rejections, and from the determination by the Bankruptcy Court (or as agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. From time to time since the Chapter 11 filing, the Bankruptcy Court has approved motions allowing the Company to reject certain business contracts that were deemed burdensome or of no value to the Company. As of February 11, 2000, the Debtors had not completed their review of all their prepetition executory contracts and leases for assumption or rejection. See also Note 9 - Liabilities Subject to Compromise.

     The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of their prepetition obligations, including employee wages and product warranties. In addition, the Bankruptcy Court authorized the Debtors to maintain their employee benefit programs. Funds of qualified pension plans and savings plans are in trusts and protected under federal regulations. All required contributions are current in the respective plans.

     The Company has the exclusive right, until June 8, 2000, subject to meeting certain milestones regarding delivery to the Official Committee of Unsecured Creditors of a business plan, plan of reorganization term sheet and certain portions of a disclosure statement prior to that time, to file a plan of reorganization. Such period may be extended at the discretion of the Bankruptcy Court. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e. more than 50% of the number and at least 66-2/3% of the dollar amount, both with regard to claims actually voted) of each class of creditors and equity holders whose claims are impaired by the plan. Alternatively, absent the requisite approvals, the Company may seek Bankruptcy Court approval of its reorganization plan under "cramdown" provisions of the Bankruptcy Code, assuming certain tests are met. If the Company fails to submit a plan of reorganization within the exclusivity period prescribed or any extensions thereof, any creditor or equity holder will be free to file a plan of reorganization with the Bankruptcy Court and solicit acceptances thereof.

     February 29, 2000 was set as the last date creditors may file proofs of claim under the Bankruptcy Code. There may be differences between the amounts recorded in the Company's schedules and financial statements and the amounts claimed by the Company's creditors. Litigation may be required to resolve such disputes. Under the Bankruptcy Code, postpetition liabilities  and  prepetition  liabilities  (i.e.,  liabilities  subject to compromise) must be satisfied before shareholders can receive any distribution. The ultimate recovery of shareholders, if any, will not be determined until the end of the case when the fair value of the Company's assets is compared to the liabilities and claims against the Company. There can be no assurance as to what value, if any, will be ascribed to the common stock in the bankruptcy proceeding.

     The Company will incur significant costs associated with the reorganization. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect future results. See Note 6 - Reorganization Items.

     Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interest of the various creditors and security holders.

2.   Significant Accounting Policies

     Basis of Presentation: The accompanying Consolidated Financial Statements have been prepared on a going concern basis which contemplate continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as going concerns. As a result of the Debtors' Chapter 11 filings, such matters are subject to significant uncertainty. The Debtors intend to file a plan of reorganization with the Bankruptcy Court. Continuing on a going concern basis is dependent upon, among other things, the Debtors' formulation of an acceptable plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. Other than recording the estimated loss on the disposal of the Beloit discontinued operations, the Consolidated Financial Statements do not reflect: (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority; (c) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan of reorganization; or (d) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

     The Company's financial statements as of October 31, 1999 have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy
     Code," issued November 19, 1990 ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company.

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

     Revenue Recognition: Revenue is recognized generally upon shipment. Revenue on long-term contracts of at least 6 months in duration is recorded using the percentage-of-completion method for financial reporting purposes. Sales of other products and services are recorded as products are shipped or services are rendered.

     Property, Plant and Equipment: Property, plant and equipment are stated at historical cost. Expenditures for major renewals and improvements are capitalized, while maintenance and repairs, which do not significantly improve the related asset or extend its useful life are charged to expense as incurred. For financial reporting purposes, plant and equipment is depreciated primarily by the straight-line method over the estimated useful lives of the assets which generally range from 5 to 20 years for improvements, from 33 to 50 years for buildings and from 3 to 15 years for machinery and equipment. Depreciation expense for 1999, 1998 and 1997 was $26.6 million, $28.2 million and $26.3 million, respectively. Depreciation claimed for income tax purposes is computed by accelerated methods.

     Cash Equivalents: The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

     Foreign Exchange Contracts: Exchange transaction gains or losses incurred on forward foreign exchange contracts are reflected in income except where the forward contract is designated as a hedge of a firm foreign currency commitment. In this case the gain or loss is deferred and included in the measurement of the related foreign currency transaction when it occurs, unless it is estimated that deferral would result in a permanent loss in which case it is recognized immediately.

     Foreign Currency Translation: Exchange gains or losses incurred on transactions conducted by one of the Company's operations in a currency other than its functional currency are normally reflected in income. An exception is made where the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future. In this case the transaction gain or loss is included in shareholder's equity as an element of Comprehensive Income (Loss).

     Assets and liabilities of international operations that have a functional currency that is not the US dollar are translated into US dollars at year-end exchange rates. Any gain or loss arising on this translation is included in shareholders equity as an element of Comprehensive Income
     (Loss). Assets and liabilities of operations which have the US dollar as their functional currency (but which maintain their accounting records in local currency) are re-measured into US dollars at year-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses arising on re-measurement are recognized in income. Pre-tax foreign exchange gains (losses) included in operating income (loss) were $1.7 million, ($2.0 million), and ($0.7 million) in 1999, 1998 and 1997, respectively.

     Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired companies and is amortized on a straight-line basis over periods ranging up to 40 years. The Company periodically reevaluates the carrying value and estimated life of goodwill, using undiscounted cash flows, whenever significant events or changes occur which might impair recovery of recorded assets. The Company writes down recorded costs of assets to fair value, based on discounted cash flows or market values, when recorded costs, prior to impairment, are higher. Management believes that there is no further impairment of the remaining goodwill included in the Company's Consolidated Balance Sheet at October 31, 1999. The Company has filed for Bankruptcy reorganization under Chapter 11 as described under Note 2 - Significant Accounting Policies - Basis of Presentation, which could cause management to reassess its estimate of the realizability of goodwill or its amortization period. Factors used for this assessment in the future would include management's estimate of each of the mining segments continuing ability to generate positive cash flow and income from operations, as well as the strategic significance of various assets to the Company's business objectives. Other intangible assets, primarily comprising computer software, are amortized over the shorter of their legal or economic useful lives ranging from 3 to 12-1/2 years. Accumulated amortization was $83.1 million and $100.7 million at October 31, 1999 and 1998, respectively.

     Other Non-current Assets: Other non-current assets in 1999 include primarily prepaid pension and financing costs and a money market deposit which is subject to restrictions over its use. In 1998, non-current assets primarily comprised the investment in Princeton Paper Company and prepaid pension costs.

     Income Taxes: Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and for tax basis carryforwards. A valuation allowance is provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets. (See Note 12 - Income Taxes.)

     Research and Development Expenses: Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $11.1 million, $18.0 million, and $15.7 million in 1999, 1998 and 1997, respectively.

     Earnings Per Share: Income (loss) per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic income (loss) per common share is based upon the weighted average number of common shares outstanding during each year. Diluted income (loss) per common share is calculated based upon the sum of the weighted average number of shares outstanding and the weighted average numbers of potential dilutive common shares outstanding. There are no differences in the income used to compute the Company's basic and diluted income (loss) per share.

     Comprehensive Income: In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income (loss), foreign currency translation effects, and charges for additional minimum pension liabilities and is presented in the Consolidated Statement of Shareholders' Equity (Deficit).

     Disclosures about Segments of an Enterprise and Related Information: During 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company's continuing operations are divided into two segments, surface mining equipment and underground mining equipment, based on the Company's organizational structure for each of these products and services.

     Pensions and Other Postretirement Benefits: In 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pension and other postretirement benefit plans and standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. It does not change the measurement or recognition of those plans.

     Future Accounting Changes: In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 (as amended by FAS 137) is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (November 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is part of a hedge transaction and the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings.

     The Company has not yet determined the impact that the adoption of FAS 133 will have on its earnings or consolidated balance sheet.

     Reclassifications: Reclassifications have been made to the financial statements of prior periods to conform to the classifications of the current period.

3.   Discontinued Operations

     Beloit Segment

     In light of continuing losses at Beloit and following an evaluation of the prospects of reorganizing the Pulp and Paper Machinery segment, on October 8, 1999, the Company announced its plan to dispose of the segment. Subsequently, Beloit notified certain of its foreign subsidiaries that they could no longer expect funding of their operations to be provided by either Beloit or the Company. Certain of the notified subsidiaries have since filed for or were placed into receivership or other applicable forms of judicial supervision in their respective countries.

     On November 7, 1999, the Bankruptcy Court approved procedures and an implementation schedule for the divestiture plan (the "Court Sales Procedures"). Two sales agreements were approved under the Court Sales Procedures on February 1, 2000 and three sales agreements were approved under the Court Sales Procedures on February 8, 2000. These agreements have been entered into by Beloit with respect to the sale of a majority of its businesses and operating assets. Closing on certain of these transactions is subject to regulatory approval and the completion of information satisfactory to the applicable buyer concerning certain representations and warranties by Beloit. The Company expects that closings on all of these sales agreements will occur by the end of the second quarter of fiscal 2000.

     The Company has classified this segment as a discontinued operation in its Consolidated Financial Statements as of October 31, 1999 and has, accordingly, restated its consolidated statements of operations for prior periods. The Company has not restated its consolidated balance sheets or consolidated statements of cash flow for prior periods. Revenues for this segment were $684.0 million, $851.4 million, and $1,300.0 million in 1999, 1998, and 1997, respectively. Income (loss) from discontinued operations was ($798.2 million), ($188.8 million), and $45.3 million in 1999, 1998 and 1997, respectively.

     The loss from discontinued operations of $798.2 million includes (i) allocated interest expense of approximately $30.0 million based on Beloit's portion of the consolidated debt, (ii) restructuring charges of $78.7 million in the third quarter and $3.6 million in the fourth quarter, (iii) additional estimated losses on APP contracts of $87.0 million in the second quarter and $163.5 million in the third quarter, (iv) additional expenses of $143.1 million in the third quarter reflecting the effects of changes in other accounting estimates and (v) reorganization expenses of $136.1 million in the third quarter associated with the closing of a pulp and paper mill and the related rejection of a 15-year operating lease. The Company did not record an income tax benefit with respect to the 1999 loss. See Note 12 - Income Taxes. The elements of the 1999 loss from discontinued operations are discussed below.

     |X| The restructuring charges primarily related to a strategic reorganization of Beloit. This reorganization rationalized certain product offerings from a full breadth of product lines to more specific offerings. As part of the restructuring, outsourcing was expected to increase significantly. The charge consisted of facility closure charges including estimated amounts for reductions in assets to net realizable values of $74.1 million and accruals for closing and disposal costs of $8.2 million related to closing certain manufacturing facilities, engineering offices and research and development centers. In connection with these restructuring charges, the Company expected to reduce headcount at Beloit by at least 600 employees. These actions included staff reductions in manufacturing, engineering, marketing, product development and administrative support functions.

     |X| The additional estimated losses on customer contracts primarily relate to the Company's efforts to mitigate damages with respect to the APP matter more fully discussed below and to improve short-term liquidity. Beloit's Asian subsidiaries had sought to sell two papermaking machines to alternative customers. The Company recorded an $87.0 million reserve in the second quarter against the decrease in realizable value of certain paper machines for Asian customers, primarily the second two paper machines ordered by APP. The Company recorded an additional $147.7 million reserve in the third quarter to reflect the Company's determination that the foreseeable market conditions for this type of large paper machine did not support valuing these machines at greater than estimated liquidation values. The Company also recorded a $15.8 million charge in the third quarter for changes in estimates of costs associated with the first two machines sold to APP.

     |X| The additional estimated losses on customer contracts and other expenses reflecting changes in other accounting estimates relate to the Company's provisions for excess and obsolete inventory, doubtful accounts receivable, and anticipated losses on contracts. These changes in estimates were based on the Company's best estimates of costs to complete contracts, customer demand for new machines, rebuilds and services, costs of financing, material and labor costs, and overall levels of customer satisfaction with machine performance. The need for these changes in estimates arose as a result of the Chapter 11 filing and a combination of adverse factors impacting the Company during the third quarter, including reductions in product line offerings and material supply delays caused by prepetition liquidity limitations and postpetition resupply timing difficulties. The third quarter charges were originally classified in the consolidated statement of operations as follows:

               In thousands
               ---------------------------------------------------

               Charged to product development,
               selling, and administrative expenses:

               Allowance for doubtful accounts            $ 35,900
                                                        ----------
               Charged to cost of sales:

               Warranties and other                         32,400
               Excess and obsolete inventory                25,000
               Losses on customer contracts                 49,800
                                                   ---------------
                                                           107,200
                                                    ---------------

                                                         $ 143,100
                                                    ===============


     |X| Reorganization expenses of $136.1 million relate to Princeton Paper Company, LLC, ("Princeton Paper"), a subsidiary of Beloit and one of the Debtors, who had, until July 1999, operated a pulp and paper mill located in Fitchburg, Massachusetts (the "Mill"). Beloit originally became responsible for the operations of Princeton Paper and the Mill in 1997 through settlement of a dispute with the former owner of the Mill and the holders of bonds which had been issued to finance the Mill. Under that settlement, Princeton Paper committed to make lease payments under a fifteen-year operating lease of the Mill. Beloit guaranteed those obligations. On July 8, 1999, the Company obtained authority from the Bankruptcy Court for Princeton Paper to fully cease operating, and shortly thereafter the Mill was shut down. Subsequently, the Company rejected the lease and settlement agreement, pursuant to the Bankruptcy Code. The Company has recorded a charge of $82.1 million relating to the decision to close Princeton Paper including a charge of $54.0 million relating to the rejection of the lease. The characterization and treatment of the lease in the bankruptcy case could affect Beloit's ultimate liability for the lease payments. Beloit has provided $54 million as an estimate of the claims which may be allowed by the Bankruptcy Court.

     Cash flow used by Beloit in operating activities during fiscal 1999 was $222.2 million. The principal sources of funding for Beloit was provided by its operations, credit facilities of its subsidiaries and Harnischfeger Industries, Inc. Between the Chapter 11 filing on June 7, 1999 and October 31, 1999, the cash used by Beloit was $116.0 million and was provided primarily through the DIP Facility. Beloit and the other Debtors are jointly and severally liable under the DIP Facility. Between October 31, 1999 and January 31, 2000, Beloit has used additional cash of approximately $40.0 million.

     During 1999, the Company recorded an estimated loss of $529.0 million on the disposal of the Beloit Segment. The amount by which the ultimate realization of the divestiture plan and any Beloit contingencies differ from the estimated loss recognized during fiscal 1999 will be reported as an adjustment to the loss on disposal of discontinued operations in the future period during which the amount is ultimately determined. The Company did not record an income tax benefit associated with this estimated loss. See Note 12 - Income Taxes. This estimated loss is comprised of the following:

In thousands
-------------------------------------------------------------------------------
Estimated loss on the disposal of the businesses and assets          $(472,118)
Accrued estimated operating losses and facility wind-down costs        (43,304)
Accured post-petition letters of credit, guarantees and sureties       (12,500)
Accrued post-closing environmental costs                                (7,000)
Accrued employee termination costs                                     (12,000)
Gain on curtailment of defined benefit pension plans                    17,922
                                                                   ------------
Net estimated loss on the disposal of discontinued operations        $(529,000)
                                                                   ============

     The elements of the estimated loss on the disposal of the segment are discussed below.

     |X| The estimated loss on the disposal of the Beloit businesses and assets of $472.1 million anticipates that there will be approximately $243.2 million in sales proceeds from the five sales agreements approved under the Court Sales Procedures and an additional $34.4 million in proceeds, based primarily on appraisals, from the disposal of the remaining 13 domestic and 18 international operations that will be sold or liquidated by the end of the wind-down process.

     |X| The accrual for estimated operating losses and wind-down costs represents approximately $28.3 million in estimated operating losses from October 31, 1999 until the facilities are sold or operations otherwise cease and approximately $15.0 million for the wind-down costs for facilities that will be sold or liquidated.

     |X| The accrual for estimated additional costs under post-petition letters of credit, guarantees and sureties of $12.5 million represents estimated additional customer contract claims as a result of the divestiture plan.

     |X| The accrual for estimated employee termination costs reflects estimated severance and related benefits costs with respect to approximately 1,071 employees, the majority of whom received applicable notifications during January 2000.

     |X| The accrual for estimated post-closing environmental costs of $7.0 million relate to (i) cost estimates for the removal of asbestos and hazardous wastes at certain facilities being sold or closed and (ii) increased estimated costs associated with the completion of certain remediation activities at one of Beloit's domestic manufacturing facilities assuming the activities will be performed by a buyer or subcontracted to a third-party.

     |X| The gain on the curtailment of defined benefit plans of $17.9 million reflects the elimination of future years of service accruals.

     At October 31, 1999, Beloit was contingently liable to banks, financial institutions, and others for approximately $20.0 million for outstanding letters of credit and bank guarantees. This amount related to letters of credit or other guarantees issued by non-US banks for non-US Beloit subsidiaries. See Note 21 - Commitments, Contingencies and Off-Balance Sheet Risks Beloit may also guarantee performance of its equipment at levels specified in sales contracts without the requirement of a letter of credit.

     The assets and liabilities of discontinued operations are comprised of the following as of October 31, 1999:

In thousands
----------------------------------------------------------------------------
Assets:
Cash and cash equivalents                                           $ 19,290
Accounts receivable - net                                            153,761
Inventories                                                          110,770
Other current assets                                                  18,662
Property, plant and equipment - net                                  311,424
Other non-current assets                                              39,691
Goodwill and other intangibles                                        96,520
Allowance for estimated loss on disposition                         (472,118)
                                                                -------------

Total assets, representing estimated disposition cash proceeds     $ 278,000
                                                                =============

Liabilities:
Post-petition liabilities:
   Trade accounts payable                                          $ (57,111)
   Employee compensation and benefits, net of curtialment gain       (14,605)
   Accrued contract losses, restructuring costs and other            (76,859)
   Funded debt and capitalized lease obligations                     (24,080)
   Operating losses and facility wind-down costs                     (43,304)
   Post-petition letters of credit, guarantees and sureties          (12,500)
   Employee termination costs                                        (12,000)
   Post-closing environmental costs                                   (7,000)
                                                                -------------

   Total post-petition liabilities                                  (247,459)
                                                                -------------

Pre-petition liabilities:
    Trade accounts payable                                          (145,955)
    Funded debt                                                      (14,128)
    Advance payments and progress billings                          (125,696)
    Accrued warranties                                               (34,054)
    Princeton Paper lease                                            (54,000)
    APP claims                                                       (46,000)
    Pension and other                                                (53,437)
    Minority interest                                                (21,536)
                                                                -------------
    Total pre-petition liabilities                                  (494,806)
                                                                -------------

Total liabilities, including liabilities subject to compromise    $ (742,265)
                                                                =============


As of October 31, 1999, there were approximately $766.0 million in net intercompany liabilities owed by certain legal entities comprising the Beloit Segment to certain non-Beloit affiliated legal entities included in the Consolidated Financial Statements. Additionally, there are substantial intercompany accounts between certain legal entities within the Beloit Segment. Many of the legal entities comprising the Beloit Segment and possessing intercompany accounts are Debtors under the Chapter 11 filing and several others, subsequent to October 31, 1999, have been placed in receivership or other applicable form of judicial supervision in their respective countries. A substantial portion of the intercompany accounts arose prior to the Chapter 11 filing. In light of the Chapter 11 filing, receiverships and other applicable forms of judicial supervision, the realizability of these accounts may be uncertain. All intercompany accounts, including Beloit intracompany accounts, have been eliminated in the Consolidated Financial Statements in accordance with generally accepted accounting principles. While such intercompany obligations eliminate in the preparation of consolidated financial statements, they remain obligations on a separate legal entity basis.

    Other Beloit Matters:

     o The Potlatch lawsuit, filed originally in 1995, related to a 1989 purchase of pulp line washers supplied by Beloit for less than $15.0 million. In June 1997, a Lewiston, Idaho jury awarded Potlatch $95.0 million in damages in the case which, together with fees, costs and interest to April 2, 1999, approximated $120.0 million. On April 2, 1999 the Supreme Court of Idaho vacated the judgement of the Idaho District Court in the Potlatch lawsuit and remanded the case for a new trial. This litigation has been stayed as a result of the bankruptcy filings. Potlatch filed a motion with the Bankruptcy Court to lift the stay. The Company opposed this motion and the motion was denied.

     o In fiscal 1996 and 1997, Beloit's Asian subsidiaries received orders for four fine papermaking machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600.0 million. The first two machines were substantially paid for and installed at APP facilities in Indonesia. Beloit sold approximately $44.0 million of receivables from APP on these first two machines to a financial institution. The machines are currently in the start-up/optimization phase and are required to meet certain contractual performance tests. The contracts provide for potential liquidated damages, including performance damages, in certain circumstances. Beloit has had discussions with APP on certain claims and back charges on the first two machines.

          The two remaining machines were substantially manufactured by Beloit. Beloit received a $46.0 million down payment from APP and issued letters of credit in the amount of the down payment. In addition, the Company repurchased various notes receivable from APP in December 1998 and February 1999 of $2.8 million and $16.2 million, respectively, which had previously been sold to a financial institution.

          On December 15, 1998, Beloit's Asian subsidiaries declared APP in default on the contracts for the two remaining machines. Consequently, on December 16, 1998, Beloit's Asian subsidiaries filed for arbitration in Singapore for the full payment from APP for the second two machines plus at least $125.0 million in damages and delay costs.

          On December 16, 1998, APP filed a notice of arbitration in Singapore against Beloit's Asian subsidiaries seeking a full refund of approximately $46.0 million paid to Beloit's Asian subsidiaries for the second two machines. APP also seeks recovery of other damages it alleges were caused by Beloit's Asian subsidiaries' claimed breaches. The $46.0 million is included in liabilities subject to compromise. See Note 9 - Liabilities Subject to Compromise. In addition, APP seeks a declaration in the arbitration that it has no liability under certain promissory notes. A hearing on the merits began on January 31, 2000 and is expected to continue for approximately four weeks. A decision of the arbitration panel is expected in March or April, 2000. APP subsequently filed an additional notice of arbitration in Singapore against Beloit seeking the same relief on the grounds that Beloit was a party to the Beloit Asian subsidiaries' contracts with APP and was also a guarantor of the Beloit Asian subsidiaries' performance of those contracts. The arbitration against Beloit was stayed by agreement of the parties after the Chapter 11 proceedings were filed. Since then, APP has not sought to pursue this arbitration. Also, APP has filed for and received an injunction from the Singapore courts that prohibits Beloit from acting on the notes receivable from APP except in the Singapore arbitration. Beloit and its Asian subsidiaries will vigorously defend against all of APP's assertions. APP has attempted to draw on approximately $15.9 million of existing letters of credit issued by Banca Nazionale del Lavaro ("BNL") in connection with the down payments on the contracts for the second two machines. The Company filed for and received a preliminary injunction that prohibits BNL from making payment under the draw notice. The final disposition of the Company's request for a permanent injunction remains pending with the United States District Court for the Eastern District of Wisconsin, but has been stayed pending the outcome of this Singapore arbitration with APP. The Company has placed funds on deposit with BNL to provide for payment under the letters of credit should the permanent injunction not be granted. To mitigate APP's damages and to improve short-term liquidity, Beloit's Asian subsidiaries have sought to sell the assets associated with these two machines to alternative customers.

     Material Handling Segment

     On March 30, 1998, the Company completed the sale of approximately 80% of the common stock of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. in a leveraged
     recapitalization   transaction.   As  such,  the   accompanying   financial
     statements have been reclassified to reflect Material Handling as a discontinued operation. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities of Material Handling and holds one director seat in the new company. In addition, the Company has licensed Material Handling to use the "P&H" trademark on existing Material Handling-produced products on a worldwide basis for periods specified in the agreement for a royalty fee payable over a ten year period. The Material Handling segment recorded revenues of $130.5 million in 1998 (prior to the divestiture) and $353.4 million in 1997. Income (loss) from discontinued operations included income of $4.4 million in 1998 and $25.1 million in 1997 derived from this segment. The Company reported a $151.5 million after-tax gain on the sale of this discontinued operation in the second quarter of fiscal 1998. Proceeds consisted of $341.0 million in cash and preferred stock, originally valued at $4.8 million with a 12.25% payment-in-kind dividend; $7.2 million in common stock was not reflected in the Company's balance sheet or gain calculations due to the nature of the leveraged recapitalization transaction. Material Handling recently issued additional shares of common stock, reducing the company's holding to 15.6% of the outstanding common stock. In view of continuing operating losses by Material Handling, the Company reduced to zero the $5.4 million carrying value of its investment in this business during the third quarter of 1999.

4.   Changes in Estimates

     The Company's provisions for excess and obsolete inventory, warranties and doubtful accounts receivable are based on the Company's best estimates of customer demand for new machines, rebuilds and services, costs of financing, material and labor costs, and overall levels of customer satisfaction with machine performance. The Chapter 11 filing in the third quarter impacted operating results in several ways. Supplier shipments in the latter part of the year were lower than expected resulting in lost sales and production inefficiencies. The decision was made to discontinue several equipment models that were either not required by customers or that no longer provided sufficient margins to be attractive. Collection difficulties increased as some customers delayed paying outstanding receivables due to their own operating difficulties and their concerns about the Company's financial condition and continued ability to fulfill commitments.

     The charges during the third quarter were as follows:

       In thousands
       -----------------------------------------------------------
       Charged to product development,
       selling, and administrative expenses:

       Allowance for doubtful accounts                    $ 5,300
                                                   ---------------
       Charged to cost of sales:
       Warranties and other                                25,000
       Excess and obsolete inventory                       38,200
                                                   ---------------
                                                           63,200
                                                   ---------------
                                                         $ 68,500
                                                   ===============

5.     Strategic and Financing Initiatives

       The  Company   incurred  $7.7  million  of  charges  related  to  certain consulting and legal costs associated with strategic financing and business alternatives investigated prior to the Chapter 11 filing.

6.     Reorganization Items

       Reorganization expenses are comprised of items of income, expense and loss that were realized or incurred by the Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code. During fiscal 1999, reorganization expenses related to continuing operations were as follows:

       In thousands
       -------------------------------------------------------------
       Professional fees directly related to the filing     $ 14,457
       Rejected equipment leases                               2,322
       Amortization of DIP financing costs                     3,125
       Accrued retention plan costs                              730
       Interest earned on DIP proceeds                          (330)
                                                          ----------
                                                            $ 20,304
                                                          ==========

       The  cash   payments   made  during  fiscal  1999  with  respect  to  the
       professional fees listed above were $2.6 million.

7.   Charge Related to Executive Changes

     In connection with certain management organizational changes that occurred during the third quarter, a charge to earnings of $19.1 million was made. The charge was primarily associated with supplemental retirement, restricted stock, and long-term compensation plan obligations. This charge consisted of $0.6 million paid prior to the Chapter 11 filing, adjustments of $10.0 million reducing the carrying value of the applicable plan assets and an accrued liability of $8.5 million which has been classified in the consolidated balance sheet as part of the liabilities subject to compromise.

8.   Restructuring Charges

     During 1999, restructuring charges of $12.0 million were recorded for rationalization of certain of Joy's original equipment manufacturing capacity and the reorganization and reduction of its operating structure on a global basis. Costs of $7.3 million were charged in the third quarter, primarily for the impairment of certain assets related to a facility rationalization announced in January 2000. In addition, charges amounting to $4.7 million (third quarter $0.9 million; fourth quarter $3.8 million) were made for severance of approximately 240 employees. Additional future cash charges of approximately $12.9 million in connection with continuing cost reduction initiatives will commence during fiscal 2000.

      Details of these restructuring charges are as follows:


         In thousands
         ------------------------------------------------------------------
                                  Original         Reserve        10/31/99
                                 Reserve         Utilized          Reserve
                              ------------   --------------    ------------

        Employee severance       $ 4,727            $ 718          $ 4,009
        Facility closures          7,270                -            7,270
                              ------------   --------------    ------------

        Total                    $11,997            $ 718          $11,279
                              ============   ==============    ============


9.   Liabilities Subject to Compromise

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. Additional prepetition claims may arise from rejection of additional executory contracts or unexpired leases by the Company. Under a confirmed plan of reorganization, all prepetition claims may be paid and discharged at amounts substantially less than their allowed amounts. The issue of substantive consolidation of the Debtors has not been addressed. Unless Debtors are substantively consolidated under a confirmed plan of reorganization, payment of prepetition claims of each Debtor may substantially differ from payment of prepetition claims of other Debtors.

     Recorded liabilities:

     On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings as of October 31, 1999 consisted of the following:


In thousands
-------------------------------------------------------------------------------------------------------------
                                                             Continuing        Discontinued
                                                             Operations         Operations           Total
                                                            -----------------   ----------------   ----------

Trade accounts payable                                         $ 95,830           $145,955         $ 241,785
Accrued interest expense, as of June 6, 1999                     17,315                 15            17,330
Accrued executive changes expense                                 8,518                  -             8,518
Put obligation to preferred shareholders of subsidiary            5,457                  -             5,457
8.9% Debentures, due 2022                                        75,000                  -            75,000
8.7% Debentures, due 2022                                        75,000                  -            75,000
7 1/4% Debentures, due 2025
   (net of discount of $1,222)                                  148,778                  -           148,778
6 7/8% Debentures, due 2027 (net of discount of $102)           149,898                  -           149,898
Senior Notes, Series A through D, at                                  -                  -                 -
  interest rates of between 8.9% and                                  -                  -                 -
  9.1%, due 1999 to 2006                                         69,546                  -            69,546
Revolving credit facility                                       500,000                  -           500,000
IRC lease (Princeton Paper)                                           -             54,000            54,000
APP claims                                                            -             46,000            46,000
Industrial Revenue Bonds, at interest rates of between
  5.9% and 8.8%, due 1999 to 2017                                18,615             14,128            32,743
Notes Payable                                                    24,479                               24,479
Other                                                             5,118                  -             5,118
Advance payments and progress billing                                 -            125,696           125,696
Accrued warranties                                                    -             34,054            34,054
Minority interest                                                     -             21,536            21,536
Pension and other                                                     -             53,422            53,422
                                                            ------------   ----------------   ---------------
                                                            $ 1,193,554          $ 494,806       $ 1,688,360
                                                            ============   ================   ===============


     As a result of the bankruptcy filing, principal and interest payments may not be made on prepetition debt without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. The total interest on prepetition debt that was not paid or charged to earnings for the period from June 7, 1999 to October 31, 1999 was $31.2 million. Such interest is not being accrued since it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to unsecured claims.

     Contingent liabilities:

     Contingent liabilities as of the Chapter 11 filing date are also subject to compromise. At October 31, 1999, the Company was contingently liable to banks, financial institutions and others for approximately $311.2 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $311.2 million, approximately $168.7 was issued by the Company on behalf of Beloit mattters. Of the total 1999 amount, approximately $213.9 million were issued by Debtor entities prior to the bankruptcy filing and $48.8 million were issued under the DIP Facility. Additionally, there were $48.5 million of outstanding letters of credit or other guarantees issued by non-US banks for non-US subsidiaries. Approximately $12.5 million has been accrued as part of the loss on discontinued Beloit operations.

     The Company is a party to litigation matters and claims that are normal in the course of its operations. Generally, litigation related to "claims", as defined by the Bankruptcy Code, is stayed. Also, as a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolution may affect the results of operations on a quarter-to-quarter basis, management believes that such matters will not have a materially adverse effect on the Company's consolidated financial position. Beloit has on occasion entered into arrangements to participate in the ownership or operation of pulp or papermaking facilities in order to satisfy contractual undertakings or resolve disputes.

     One of the claims against Beloit involves a lawsuit brought by Potlatch Corporation ("Potlatch") which alleges pulp line washers supplied by Beloit failed to perform satisfactorily. See Note 3 - Discontinued Operations. This matter is stayed by the automatic stay imposed by the Bankruptcy Code.

     The Company and certain of its present and former senior executives have been named as defendants in a class action, captioned In re: Harnischfeger Industries, Inc. Securities Litigation, in the United States District Court for the Eastern District of Wisconsin. This action seeks damages in an unspecified amount on behalf of an alleged class of purchasers of the Company's common stock, based principally on allegations that the Company's disclosures with respect to the Indonesian contracts of Beloit discussed in
     Note 3 - Discontinued Operations violated the federal securities laws. The Company has sought to extend the stay imposed by the Bankruptcy Code to stay this litigation. Because the Company's motion has not yet been resolved, this litigation is currently stayed.

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

     The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that the resolution of these matters will not have a materially adverse effect on its consolidated financial position.

10.   Borrowings and Credit Facilities

      Borrowings at October 31, consisted of the following:


In thousands                                       1999                1998
-----------------------------------------------------------    ----------------
Domestic:
DIP Facility                                     $ 167,000           $       -
8.9% Debentures due 2022                                 -              75,000
8.7% Debentures due 2022                                 -              75,000
7.25% Debentures due 2025 (net of
     discount of $1,222)                                 -             148,767
6.875% Debentures due 2027 (net of
     discount of $102)                                   -             149,894
Senior Notes, Series A through D, at
interest rates of between 8.9% and 9.1%,
due 1999 to 2006                                         -              69,546
Revolving Credit Facility                                -             375,000
Industrial Revenue Bonds                                 -              32,820
Short term notes payable                                 -              41,610
Other                                                  227                 380

Foreign:
Australian Term Loan, due 2000                      57,734              56,965
Short term notes payable and bank overdrafts        86,539              51,937
Other                                                1,165              42,261
                                             --------------    ----------------
                                                   312,665           1,119,180
Less:  Amounts due within one year                (144,568)           (156,383)
                                             --------------    ----------------

Long-term Obligations                            $ 168,097           $ 962,797
                                             ==============    ================

     The outstanding balance on the date of filing of the domestic borrowings noted above in 1998 have been classified as liabilities subject to compromise in 1999 (see Note 9 - Liabilities Subject to Compromise).

     DIP Facility

     On July 8, 1999 the Bankruptcy Court approved a two-year, $750 million Revolving Credit, Term Loan and Guaranty Agreement underwritten by The Chase Manhattan Bank (the "DIP Facility") consisting of three tranches: (i) Tranche A is a $350 million revolving credit facility with sublimits for import documentary letters of credit of $20 million and standby letters of credit of $300 million; (ii) Tranche B is a $200 million term loan facility; and (iii) Tranche C is a $200 million standby letter of credit facility.

     Proceeds from the DIP Facility may be used to fund postpetition working capital and for other general corporate purposes during the term of the DIP Facility and to pay up to $35 million of prepetition claims of critical vendors. The Company is permitted to make loans and issue letters of credit in an aggregate amount not to exceed $240 million to foreign subsidiaries for specified limited purposes, including up to $90 million for working capital needs of foreign subsidiaries and $110 million of loans and $110 million of letters of credit for support or repayment of existing credit facilities. The Company may use up to $40 million (of the $240 million) to issue stand-by letters of credit to support foreign business opportunities. Beginning August 1, 1999, the DIP Facility imposes monthly minimum EBITDA tests and quarterly limits on capital expenditures. At October 31, 1999, $167 million in direct borrowings had been drawn under the DIP Facility and classified as a long-term obligation and letters of credit in the face amount of $30.3 million had been issued under the DIP Facility. The Debtors are jointly and severally liable under the DIP Facility.

     The DIP Facility benefits from superpriority administrative claim status as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured prepetition claims and all other administrative expenses incurred in the Chapter 11 case. The Tranche A and B direct borrowings under the DIP Facility are priced at LIBOR + 2.75% per annum on the outstanding borrowings. Letters of Credit are priced at 2.75% per annum (plus a fronting fee of 0.25% to the Agent) on the outstanding face amount of each Letter of Credit. In addition, the Company pays a commitment fee of 0.50% per annum on the unused amount of the commitment payable monthly in arrears. The DIP Facility matures on the earlier of the substantial consummation of a plan of reorganization or June 6, 2001.

     In proceedings filed with the Bankruptcy Court, the Company agreed with the Official Committee of Unsecured Creditors appointed by the U.S. Trustee (the "Creditors' Committee") and with MFS Municipal Income Trust and MFS Series Trust III (collectively, the "MFS Funds"), holders of certain debt issued by Joy, to a number of restrictions regarding transactions with foreign subsidiaries and Beloit:

     |X| The Company agreed to give at least five days prior written notice to the Creditors' Committee and to the MFS Funds of the Debtors' intention to (a) make loans or advances to, or investments in, any foreign subsidiary for working capital purposes in an aggregate amount in excess of $90 million; (b) make loans or advances to, or investments in, any foreign subsidiary to repay the existing indebtedness or cause letters of credit to be issued in favor of a creditor of a foreign subsidiary in an aggregate amount, cumulatively, in excess of $30 million; or (c) make postpetition loans or advances to, or investments in, Beloit or any of Beloit's subsidiaries in excess of $115 million. In September 1999, the Company notified the Creditor's Committee and MFS Funds that it intended to exceed the $115 million amount. The Company subsequently agreed, with the approval of the Bankruptcy Court, to provide the Creditors Committee with weekly cash requirement forecasts for Beloit, to restrict funding of Beloit to forecasted amounts, to provide the Creditors Committee access to information about the Beloit divestiture and liquidation process, and to consult with the Creditors Committee regarding the Beloit divestiture and liquidation process.

     |X| In addition, the Company agreed to give notice to the Creditors' Committee and to the MFS Funds with respect to any liens created by or on a foreign subsidiary or on any of its assets to secure any indebtedness.

     |X| The Company agreed to notify the MFS Funds of any reduction in the net book value of Joy of ten percent or more from $364 million after which MFS would be entitled to receive periodic financial statements for Joy. As of October 31, 1999, MFS Funds is entitled to receive periodic financial statements for Joy.

     Without appropriate waivers from The Chase Manhattan Bank, completion of the sale of Beloit would violate certain negative covenants in the DIP Facility dealing with liens, asset sales and fundamental changes in business. In addition, minimum EBITDA tests in the DIP Facility did not anticipate the discontinuance of the Pulp and Paper Machinery segment. In light of the Company's plan in October 1999 to dispose of this segment, the minimum EBITDA tests were no longer consistent with the Company's continuing operations. As of January 31, 2000, the Company and The Chase Manhattan Bank entered into a Waiver and Amendment Letter which waives compliance with certain negative covenants of the DIP Facility as they relate to the sale of the assets of Beloit and amends the EBITDA tests in the DIP Facility to levels that are appropriate for the Company's continuing businesses. The Waiver and Amendment Letter also waives the provisions of the DIP Facility which otherwise would require conversion of revolving borrowings to term loans. Continuation of unfavorable business conditions or other events could require the Company to seek further modifications or waivers of certain covenants of the DIP Facility. In such event, there is no certainty that the Company would obtain such modifications or waivers to avoid default under the DIP Facility.

     In light of the decision to dispose of the Beloit Segment, the Company and The Chase Manhattan Bank began negotiations to restructure the DIP Facility to further align the provisions of the DIP Facility with the Company's continuing businesses. There can be no assurance that such negotiations will result in modifications to the DIP Facility.

     The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and borrowings under the DIP Facility. While the Company expects that such sources will provide sufficient working capital to operate its businesses, there can be no assurances that such sources will prove to be sufficient.

     Foreign Credit Facilities

     One of the Company's Australian subsidiaries maintains a committed three-year A$90.0 million (US $57.7 million) term loan facility with a group of four banks at a floating interest rate expressed in relation to Australian dollar denominated Bank Bills of Exchange. As of October 31, 1999, the loan was fully drawn. As a result of the Company's filing for Chapter 11 bankruptcy protection, the subsidiary is in default of the loan conditions and a notice of default has been issued by the banks. This situation renders the loan repayable on demand. The balance outstanding is classified as a current liability in 1999.

     As  of  October  31,  1999,   short-term   bank  credit  lines  of  foreign
     subsidiaries amounted to $106.6 million. Outstanding borrowings against these were $86.5 million at a weighted-average interest rate of 7.35%. There were no compensating balance requirements under these lines of credit. Of the amount borrowed, approximately $31.3 million was in default as of October 31, 1999 either as result of the Company having commenced bankruptcy proceedings in the US or due to breaches of loan covenants by the local subsidiary. This has rendered the loans concerned repayable on demand.

11.  Acquisitions

     On March 19, 1998, the Company completed the acquisition of Horsburgh & Scott ("H&S") for a purchase price of $40.2 million. H&S is a manufacturer of gears and gear cases, and is also involved in the distribution of parts and service to the mining industry. The acquisition was accounted for as a purchase transaction, with the purchase price allocated to the fair value of specific assets acquired and liabilities assumed. Resultant goodwill of $31.7 million is being amortized over 40 years.

12.  Income Taxes

     The consolidated provision (benefit) for income taxes included in the consolidated statement of operations for the years ended October 31 consisted of the following:

      In thousands
      -----------------------------------------------------------------------
                                                1999         1998        1997
                                                ----         ----        ----
      Current provision (benefit):
           Federal                           $    -      $  2,081     $(5,048)
           State                                 230        4,633       1,618
           Foreign                             7,836        5,998      24,691
                                             -------     --------     -------
                 Total current                 8,066       12,712      21,261
                                             -------     --------     -------


      Deferred provision (benefit):
           Federal                           101,824    (108,564)      44,784
           State and foreign                 112,410     (17,193)        (236)
                                            --------    --------      -------
                 Total deferred              214,234    (125,757)      44,548
                                            --------    --------      -------

      Total consolidated income tax
           provision (benefit)              $222,300   $(113,045)     $65,809
                                            ========   =========      =======

     The income tax provision (benefit) included in the consolidated statement of operations for the years ended October 31 consisted of the following:


      In thousands
      -------------------------------------------------------------------------
                                                1999         1998          1997
                                                ----         ----          ----
      Continuing operations                 $220,448     $(24,608)      $36,519

      Income (loss) from and net gain
           (loss) on disposal
           of discontinued operations          1,852      (88,437)       37,956

      Extraordinary loss -
           Retirement of debt                      -            -        (8,666)
                                            --------    ---------       -------
                                            $222,300    $(113,045)      $65,809
                                            ========    =========       =======

     The components of income (loss) for the Company's domestic and foreign operations for the years ended October 31 were as follows:

      In thousands
      -----------------------------------------------------------------------
                                               1999          1998        1997
                                               ----          ----        ----
     Domestic income (loss)               $ (83,462)    $ (25,284)   $ 47,813
     Foreign income (loss)                  (48,221)       16,077      58,716
                                          ---------     ---------    --------
     Pre-tax income (loss) from
       continuing operations              $(131,683)    $  (9,207)   $106,529
                                          =========     =========    ========

     A reconciliation between the income tax provision (benefit) recognized in the Company's consolidated statement of operations and the income tax provision (benefit) computed by applying the statutory federal income tax rate to the income (loss) from continuing operations for the years ended October 31 were as follows:

      In thousands
      -----------------------------------------------------------------------
                                                  1999        1998       1997
                                                  ----        ----       ----
      Income tax computed at federal
           statutory tax rate                $(46,089)    $ (3,223)  $ 37,285
      Goodwill amortization not
           deductible for  tax purposes            968       3,290      3,109
      Differences in foreign and U.S.
           tax rates                            17,726      (1,896)    17,972
      Difference in Foreign Sales
           Corporation and U.S. tax rate             -      (2,738)    (1,337)
      State income taxes, net of federal
           tax impact                              150         878      1,507
      General business and foreign tax
           credits utilized                     (1,500)     (1,500)   (30,954)
      Resolution of various tax audits               -     (10,600)         -
      Benefit related to capital
           transaction                               -     (15,410)         -
      Other items - net                          1,088       6,591      8,937
      Valuation allowance                      248,105           -         -
                                              --------    --------    -------

                                             $ 220,448    $(24,608)  $ 36,519
                                             =========    ========   ========


     Temporary differences and carryforwards, which gave rise to the net deferred tax asset at October 31 are as follows:


      In thousands
      -----------------------------------------------------------------------

                                                      1999               1998
                                                      ----               ----
      Inventories                                $  (1,863)          $ (7,021)
      Reserves not currently deductible              9,327             62,041
      Depreciation and amortization in
           excess of book expense                  (21,716)           (31,422)
      Employee benefit related items                25,119             30,507
      Tax credit carryforwards                      43,627             41,718
      Tax loss carryforwards                       464,792            147,845
      Other - net                                 (131,965)           (77,663)
      Valuation allowance                         (387,321)           (47,038)
                                                  --------           ---------
      Net deferred tax asset                     $       -           $118,967
                                                 =========           ========


     The net deferred tax asset is included in the Consolidated Balance Sheet at October 31 in the following captions:


      In thousands
      -------------------------------------------------------------
                                            1999               1998
                                            ----               ----
      Prepaid income taxes                 $   -          $  74,186
      Deferred income taxes                    -             44,781
                                           -----          ---------
                                           $   -          $ 118,967
                                           -----          ---------

     At October 31, 1998, the Company had general business tax credits of $10.6 million expiring in 2007 through 2013, foreign tax credit carryforwards of $22.8 million expiring in 2002 through 2003 and alternative minimum tax credit carryforwards of $8.7 million which do not expire. In addition, tax loss carryforwards consisted of federal carryforwards of $308.3 million expiring in 2018, tax benefits related to foreign carryforwards of $26.2 million with various expiration dates and tax benefits related to state carryforwards of $60.8 million with various expiration dates. The Company estimates for the year ended October 31, 1999, it will generate additional general business credits of $1.5 million expiring in 2014, foreign tax credits of $1.4 million expiring in 2004 and tax loss carryforwards consisting of federal carryforwards of $700.0 million expiring in 2019, tax benefits related to foreign carryforwards of $45.0 million with various expiration dates and tax benefits related to state carryforwards of $40.0 million with various expiration dates. The carryforwards will be available for the reduction of future income tax liabilities of the Company and its subsidiaries. A valuation allowance has been recorded against all of these carryforwards because utilization is uncertain. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of the federal carryforwards which the Company may be able to utilize.

     The Company believes that realization of net operating loss and tax credit benefits in the near term is unlikely. Should the Company's plan of reorganization result in a significantly modified capital structure, SOP 90-7 would require the Company to apply fresh start accounting. Under fresh start accounting, realization of net operating loss and tax credit benefits first reduces any reorganization goodwill until exhausted and thereafter is reported as additional paid in capital.

     U.S. income taxes, net of foreign taxes paid or payable, have been provided on the undistributed profits of foreign subsidiaries, except in those instances where such profits are expected to be permanently reinvested. Such unremitted earnings of subsidiaries which have been or are intended to be permanently reinvested were $221.4 million at October 31, 1999. If for some reason not presently contemplated, such profits were to be remitted or otherwise become subject to U.S. income tax, the Company expects to incur tax at substantially less than the U.S. income tax rate as a result of net operating loss carryforwards and foreign tax credits that would be available.

     Income taxes paid were $1.1 million, $45.0 million and $11.8 million for fiscal 1999, 1998 and 1997, respectively.

13.  Accounts Receivable

     Accounts receivable at October 31 consisted of the following (1998 amounts have not been restated for the Beloit discontinued operation):


          In thousands
          ----------------------------------------------------------
                                        1999             1998
                                   ---------------  ----------------

          Trade receivables           $ 181,355        $ 337,003
          Unbilled receivables           33,195          365,212
          Allowance for doubtful
          accounts                     (11,720)          (9,889)
                                   ---------------  ----------------
                                      $ 202,830        $ 692,326
                                   ===============  ================

14.   Inventories

     Consolidated inventories at October 31 consisted of the following (1998 amounts have not been restated for the Beloit discontinued operation):

In thousands
--------------------------------------------------------------------------------
                                                    1999                 1998
                                              -------------        -------------
Finished goods                                  $ 205,959            $ 366,346
Work in process and purchased parts               256,697              198,765
Raw materials                                      34,271               96,920
                                              -------------        -------------
                                                  496,927              662,031
Less excess of current cost over stated
    LIFO value                                    (49,272)             (51,553)
                                              -------------        -------------
                                                $ 447,655            $ 610,478
                                              =============        =============


     Inventories valued using the LIFO method represented approximately 71% and 66% of consolidated inventories at October 31, 1999 and October 31, 1998, respectively.

15.  Interest Expense - Net

     Net interest expense for the twelve months ended October 31 consists of the following:

In thousands
---------------------------------------------------------------------------
                                 1999             1998              1997
                              -------------   --------------    -----------

Interest income               $  2,283         $  3,763          $  1,554
Interest expense               (31,148)         (74,363)          (71,813)
                             -------------   --------------    ------------
Interest expense - net        $(28,865)        $(70,600)         $(70,259)
                              =============   ==============    ===========


Net interest expense does not include contractual interest expense of $31.2 million for fiscal 1999 relative to prepetition obligations. Such interest is not being accrued since it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of the interest that accrues post petition with respect to unsecured claims. Cash paid for interest in 1999, 1998 and 1997 was $22.0 million, $86.3 million and $76.4 million, respectively.

16.  Earnings Per Share

     The following table sets forth the reconciliation of the numerators and denominators used to calculate the basic and diluted earnings per share:


---------------------------------------------------------------------------------------------------------
In thousands except per share amounts                                         October 31,
---------------------------------------------------------------------------------------------------------

                                                                      1999            1998(1)        1997(1)
Basic Earnings (Loss):                                            -----------   ------------  -----------

Income (loss) from continuing operations                          $  (353,088)  $    14,366   $    67,881
Income (loss) from discontinued operations                           (798,180)     (184,399)       70,399
Net gain (loss) on disposal of discontinued operations               (529,000)      151,500          --
Extraordinary loss on retirement of debt                                 --            --         (12,999)
                                                                  -----------   -----------   -----------

Net income (loss)                                                 $(1,680,268)  $   (18,533)  $   125,281
                                                                  ===========   ===========   ===========

Basic weighted average common shares outstanding                       46,329        46,445        47,827
                                                                  ===========   ===========   ===========
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations                          $     (7.62)  $     0.31    $      1.42
Income (loss) from and net gain (loss)
 on disposal of discontinued operations                                (28.65)       (0.71)          1.47
Extraordinary loss on retirement of debt                                  --            --          (0.27)
                                                                  -----------   -----------   -----------

Net income (loss)                                                 $    (36.27)  $    (0.40)   $      2.62
                                                                  ===========   ===========   ===========

Diluted Earnings (Loss):

Income (loss) from continuing operations                          $  (353,088)  $    14,366   $    67,881
Income (loss) from discontinued operations                           (798,180)     (184,399)       70,399
Net gain (loss) on disposal discontinued operations                  (529,000)      151,500          --
Extraordinary loss on retirement of debt                                 --            --         (12,999)
                                                                  -----------   -----------   -----------

Net income (loss)                                                 $(1,680,268)  $   (18,533)  $   125,281
                                                                  ===========   ===========   ===========


Basic weighted average common shares outstanding                       46,329        46,445        47,827
Assumed exercise of stock options                                         --            --            434
                                                                  -----------   -----------   -----------

Diluted weighted average common shares outstanding                     46,329        46,445        48,261
                                                                   ==========   ===========   ===========
Diluted Earnings (Loss) Per Share:

Income (loss) from continuing operations                          $     (7.62)  $      0.31   $      1.41
Income (loss) from and net gain (loss) on disposal of
  discontinued operations                                              (28.65)        (0.71)         1.45
Extraordinary loss on retirement of debt                                  --            --          (0.27)
                                                                  -----------   -----------   -----------

Net income (loss)                                                 $    (36.27)  $     (0.40)  $      2.59
                                                                  ===========   ===========   ===========

-------------

(1) Amounts for 1998 and 1997 have been restated to reflect the Beloit discontinued operation.


     Options to purchase approximately 1,522,891 and 2,111,030 shares of common stock were outstanding at October 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the additional shares would reduce the (loss) per share amount, and therefore, the effect would be anti-dilutive.

17.  Pensions and Other Employee Benefits

     The Company and its subsidiaries have a number of defined benefit, defined contribution and government mandated pension plans covering substantially all employees. Benefits from these plans are based on factors which include various combinations of years of service, fixed monetary amounts per year of service, employee compensation during the last years of employment and the recipient's social security benefit. The Company's funding policy with respect to its qualified plans is to contribute annually not less than the minimum required by applicable law and regulation nor more than the amount which can be deducted for income tax purposes. The Company also has a nonqualified senior executive supplemental pension plan which is based on credited years of service and compensation during the last years of employment.

     Certain foreign plans, which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of October 31, 1999 and 1998.

     The Company recorded additional minimum pension liabilities of $7.1 million and $42.0 million in 1999 and 1998, respectively, to recognize the unfunded accumulated benefit obligations of certain plans. Corresponding amounts are required to be recognized as intangible assets to the extent of the unrecognized prior service cost and the unrecognized net transition obligation on an individual plan basis. Any excess of the minimum pension liability above the intangible asset is recorded as a separate component and reduction in shareholders' equity. Intangible pension assets of $0.7 million and $42.0 million were recognized in 1999 and 1998, respectively. The balance of $6.4 million in 1999 was charged to shareholders' equity.

     Total pension expense for all defined contribution and defined benefit plans was $4.5 million, $13.2 million and $13.4 million in 1999, 1998 and 1997, respectively.

     Net periodic pension costs for U.S. plans and plans of subsidiaries outside the United States included the following components:

In thousands
----------------------------------------------------------------------------------------------------------------------
                                       US Defined                  Non-US Defined                U.S. Nonqualified
                                      Benefit Plans                Benefit Plans                  Benefit Plans
                           ------------------------------ ------------------------------ -----------------------------
Components of Net             1999       1998        1997       1999      1998      1997     1999      1998    1997
Periodic Benefit Cost         ----       ----        ----       ----      ----      ----     ----      ----    ----

Service cost               $ 14,561   $ 14,794   $ 13,780   $ 7,502   $  9,952  $  9,416  $   520   $  439   $  406
Interest cost                35,735     34,613     31,991     27,708    29,403    29,653      792    1,022    1,078
Expected return on
 assets                     (42,693)   (40,531)   (36,290)   (42,999)  (41,244)  (38,007)      -        -        -
Amortization of:
   Transition
    obligation(asset)           582        580        580       (749)     (753)     (752)      46       73       73
   Prior service cost         4,085      3,048      2,524        219       203       199       60       96       96
   Actuarial (gain)
    loss                        276        331         64         81       133    (1,149)     509      455      500
                           --------    -------     ------     ------    ------   --------  ------    -----    -----
Periodic benefit
 cost before                 12,546     12,835     12,649     (8,238)   (2,306)     (640)   1,927    2,085    2,153
 curtailment
 and termination
 charges (credits)

Curtailment and
 termination charges
 (credits):
  Special termination
  benefit charge
  (credit)                    1,150        793         -          -         -         42         -        -        -
  Curtailment charge
    (credit)                (17,922)      (311)        -          -         -         -          -        -        -
  Settlement charge
    (credit)                   -          -           -          -         -          -       (3,214)     -        -
                           --------   --------   --------   --------  ---------  --------    --------  ------   ------
Total net periodic
benefit cost                 (4,226)    13,317     12,649     (8,238)   (2,306)      (598)    (1,287)   2,085    2,153

(Charges) credits
allocated to
discontinued
 operations                  10,856     (7,096)   (5,671)     1,791      1,097     1,348         -        -       -
Total net periodic         --------   --------   -------     -------    -------   --------    -------  ------   ------
 benefit cost of
 continuing
 operations                $  6,630   $  6,221   $  6,978   $ (6,447) $ (1,209) $    750    $(1,287)  $ 2,085  $ 2,153
                           ========   ========   ========   ========  ========= ========    ========  =======  =======



ABOVE TABLE CONTINUED:


                          ---------------------------------

 In thousands                           Total
 ------------------------------------------------------------
Components of Net            1999       1998       1997
Periodic Benefit Cost       -----       ----       ----

Service cost              $  22,583   $ 25,185   $ 23,602
Interest cost                64,235     65,038     62,722
Expected return on
 assets                     (85,692)   (81,775)   (74,297)
Amortization of:
   Transition
    obligation(asset)          (121)      (100)       (99)
   Prior service cost         4,364      3,347      2,819
   Actuarial (gain)
    loss                        866        919       (585)
                          ---------   --------   --------
Periodic benefit
 cost before                  6,235     12,614     14,162
 curtailment and
 termination charges (credits)

Curtailment and
 termination charges
 (credits):
  Special termination
  benefit charge
  (credit)                    1,150        793         42
  Curtailment charge
  (credit)                  (17,922)      (311)        -
  Settlement charge
  (credit)                   (3,214)        -          -
                          ----------   --------  --------
Total net periodic
benefit cost                (13,751)    13,096     14,204

(Charges) credits
allocated to
discontinued
 operations                  12,647     (5,999)    (4,323)
                           --------    --------  ---------
Total net periodic
 benefit cost of
 continuing
 operations               $  (1,104)  $  7,097   $  9,881
                          =========   ========   ========

     Changes in the projected benefit obligations and pension plan assets relating to the Company's defined benefit pension plans, together with a summary of the amounts recognized in the Consolidated Balance Sheet as of October 31 are set forth in the following table:


                                    US Defined             Non-US Defined        U.S. Nonqualified
 In thousands                     Benefit Plans            Benefit Plans          Benefit Plans                Total
 -----------------------------------------------------------------------------------------------------------------------------
                                   1999         1998        1999       1998         1999       1998         1999        1998
                                   ----         ----        ----       ----         ----       ----         ----        ----
Change in Benefit Obligation
Net benefit obligation at
 beginning of year              $ 510,659   $ 453,008   $ 430,478   $ 402,049   $  15,978   $  15,320   $ 957,115   $ 870,377
Service cost                       14,561      14,794       7,502       9,952         520         439      22,583      25,185
Interest cost                      35,735      34,613      27,708      29,403         792       1,022      64,235      65,038
Plan participants'
 contributions                       --          --         2,752       3,084        --          --         2,752       3,084
Plan amendments                      --         4,275     (10,163)       --          --          --       (10,163)      4,275
Actuarial (gain)loss              (30,278)     27,326      (5,633)     26,581        (948)         11     (36,859)     53,918
Currency Fluctuations                --          --        (7,744)      6,755        --          --        (7,744)      6,755
Acquisitions/Divestitures            --          --          --       (25,055)     (4,804)       --        (4,804)    (25,055)
Curtailments                      (33,937)       (483)       --          --          --          --       (33,937)       (483)
Special termination benefits        1,150        --          --          --          --          --         1,150        --
Gross benefits paid               (27,603)    (22,874)    (24,953)    (22,291)       (567)       (815)    (53,123)    (45,980)
                                ---------   ----------   ---------   ---------  ----------   --------   ----------   ---------
Net benefit obligation at
 end of year                    $ 470,287   $ 510,659   $ 419,947   $ 430,478   $  10,971   $  15,977   $ 901,205   $ 957,114
                                =========   =========   =========   =========   =========   =========   =========   =========


Change in Plan Assets
Fair value of plan assets at
 beginning of year              $ 458,990   $ 445,285   $ 426,725   $ 428,832   $    --     $    --     $ 885,715   $ 874,117
Actual return on plan assets       57,394      35,329      67,736      41,783        --          --       125,130      77,112
Currency Fluctuations                --          --        (7,910)         84        --          --        (7,910)         84
Employer contributions              2,273          45       7,694       1,236         567         815      10,534       2,096
Plan participants'
 contributions                       --          --         2,752       3,084        --          --         2,752       3,084
Acquisitions/Divestitures            --         1,206        --       (26,002)       --          --          --       (24,796)
Gross benefits paid               (27,603)    (22,874)    (24,953)    (22,291)       (567)       (815)    (53,123)    (45,980)
                                ---------   ---------   ---------    ---------  ----------   ---------   ---------   ---------
Fair value of plan assets at
 end of year                    $ 491,054   $ 458,991   $ 472,044   $ 426,726   $    --     $    --     $ 963,098   $ 885,717
                                =========   =========   =========   =========   ==========  ==========  =========   =========

Funding Status, Realized and
 Unrealized Amounts
Funded status at end of year    $  20,767   $ (51,668)  $  52,096   $  (3,753)  $ (10,971)  $ (15,977)  $  61,892   $ (71,398)
Unrecognized net actuarial
 (gain)loss                       (28,140)     13,680      (4,632)     29,562       5,715       8,356     (27,057)     51,598
Unrecognized prior service
 cost                              22,124      44,764       3,831       2,327         478         861      26,433      47,952
Unrecognized net transition
 obligation(asset)                    501       1,442      (5,451)     (6,220)         92         220      (4,858)     (4,558)
                                ---------    --------   ----------  ---------   ---------   ---------    ---------  ---------
Net amount recognized at end
 of year                        $  15,252   $   8,218   $  45,844   $  21,916   $  (4,686)  $  (6,540)  $  56,410   $  23,594
                                =========   =========   =========   =========   =========   ==========  =========   =========

Amounts recognized in the
 Consolidated
   Balance Sheet consist of:
Prepaid benefit cost            $   4,971   $  19,305   $  37,084   $  28,037   $     155   $     260   $  42,210   $  47,602
Accrued benefit
   liability                          --      (11,087)     (5,821)     (6,121)     (4,841)     (6,800)    (10,662)    (24,008)
Additional minimum
   liability                       (2,211)    (37,679)       (943)       (529)     (3,932)     (3,781)     (7,086)    (41,989)
Intangible asset                      --       37,679         150         529         570       3,781         720      41,989
Accumulated other
   comprehensive income             2,211           -         793           -       3,362           -       6,366           -
                                ---------   ---------   ---------    --------   ---------    --------    --------    ---------
                                    4,971       8,218      31,263      21,916      (4,686)     (6,540)     31,548      23,594

        Discontinued Operations    10,281        --        14,581        --          --          --        24,862        --
                                ---------   ---------   ---------    --------   ---------    --------    --------    ---------
Net amount recognized at end
 of year                        $  15,252   $   8,218   $  45,844   $  21,916   $  (4,686)  $  (6,540)  $  56,410   $  23,594
                                =========   =========   =========   =========   =========   =========   =========   =========

     Pension plan assets consist primarily of trust funds with diversified portfolios of primarily equity and fixed income investments.

     The projected benefit obligations, accumulated benefits obligations and fair value of plan assets for underfunded and overfunded plans have been combined for disclosure purposes. The projected benefit obligation, accumulated benefit obligation, and fair value of assets for pension plans with the accumulated benefit obligations in excess of plan assets are $25.2 million, $22.7 million and $6.5 million, respectively, as of October 31, 1999, and $265.8 million, $257.9 million and $223.6 million, respectively, as of October 31, 1998.

     The principal assumptions used in determining the funding status and net periodic benefit cost of the Company's pension plans are set forth in the following table. The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

                              --------------------------------------------------------------------------
                                       US Qualified                 Non-U.S. Defined Benefit Plans
                                    Defined Benefit Plans
                                    1999    1998     1997          1999            1998             1997
                                    ----    ----     ----          ----            ----             ----

Discount rate                       7.00    7.50    8.00       6.0%  - 15.0%    6.0%  - 15.0%    8.0% - 14.0%

Expected return on plan assets     10.00   10.00   10.00      10.25% - 16.0%   10.25% - 16.0%   10.0% - 15.0%

Rate of compensation increase       4.00    4.50    5.00       3.5%  - 12.0%    3.5%  - 12.0%    5.0% - 11.0%



ABOVE TABLE CONTINUED


                              --------------------------------------------------
                                               U.S. Nonqualified
                                            Defined Benefit Plans
                                             1999    1998    1997
                                             ----    ----    ----

Discount rate                                7.00%   7.50%   8.00%

Expected return on plan assets              10.00%  10.00%  10.00%

Rate of compensation increase                4.00%   4.50%   5.00%


     The discontinuance of Beloit's operations will result in a curtailment of several of the Company's Defined Benefit Pension Plans due to the termination of employees' services earlier than originally expected. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company has recognized a gain of $17.9 million representing the decrease in the projected benefit obligations of the plans affected by the curtailment. The gain has been included in the loss from discontinued operations in the 1999 Consolidated Statement of Operations.

     The Company has a profit sharing plan which covers substantially all domestic employees except certain employees covered by collective bargaining agreements and employees of subsidiaries with separate defined contribution plans. Payments to the plan are based on the Company's EVA performance. Profit sharing expense was $5.0 million in 1999, $0 in 1998 and $6.0 million in 1997.

18.  Postretirement Benefits Other Than Pensions

     In 1993, the Board of Directors of the Company approved a general approach that culminated in the elimination of all Company contributions towards postretirement health care benefits. Increases in costs paid by the Company were capped for certain plans beginning in 1994 extending through 1998 and Company contributions were eliminated as of January 1, 1999 for most employee groups, excluding Joy and specific discontinued operation groups. For Joy, based upon existing plan terms, future eligible retirees will participate in a premium cost-sharing arrangement which is based upon age as of March 1, 1993 and position at the time of retirement. Active employees under age 45 as of March 1, 1993 and any new hires after April 1, 1993 will be required to pay 100% of the applicable premium.

     The components of the net periodic benefit cost associated with the Company's post-retirement benefit plans (other than pensions), all of which relate to operations in the US, are as follows:

     In thousands                                      October 31,
     ---------------------------------------------------------------------------
                                               1999         1998      1997
                                               ----         ----      ----
     Components of
     net periodic benefit cost
     Service cost                            $   192     $    173   $     163
     Interest cost                             3,112        3,849       4,743
     Amortization of:
     Prior service cost                            -      (11,903)    (12,810)
     Actuarial (gain)loss                      3,217       (6,736)     (2,943)
                                             -------     --------   ---------
                                               6,521      (14,617)    (10,847)


Costs allocated to discontinued operations     1,180            -           -
                                             -------     ---------  ---------
Total net periodic benefit cost (credit)
        of continuing operations             $ 5,341     $(14,617)  $ (10,847)
                                             -------     ---------  ---------
                                             -------     ---------  ---------

     The following table sets forth the benefit obligations, plan assets, funded status and amounts recognized in the Company's Consolidated Balance Sheet as of October 31:

 In thousands
 -----------------------------------------------------------------   --------
                                                           1999         1998
                                                      -----------------------

Change in Benefit Obligation
Net benefit obligation at beginning of year            $ 50,730      $ 58,765
Service cost                                                192           173
Interest cost                                             3,112         3,849
Actuarial (gain)loss                                     (2,404)        6,176
Gross benefits paid                                      (8,922)      (18,233)
                                                       --------      --------
Net benefit obligation at end of year                  $ 42,708      $ 50,730
                                                       ========      ========

Change in Plan Assets
Fair value of plan assets at beginning of year         $      -      $      -
Actual return on plan assets                              8,922        18,233
Gross benefits paid                                      (8,922)      (18,233)
                                                       --------      --------
Fair value of plan assets at end of year               $      -      $      -
                                                       ========      ========

Funding Status, Recognized and Unrecognized Amounts
Funded status at end of year                            (42,708)      (50,730)
Unrecognized net actuarial (gain)loss                     5,419        11,040
                                                        -------      --------
Net amount recognized at end of year                   $(37,289)     $(39,690)
                                                       =========     =========

Amounts recognized in the Consolidated
    Balance Sheet consist of:
        Accrued benefit liability
             - short term portion                      $ (5,299)     $ (5,503)
             - long term portion                        (31,990)      (34,187)
                                                       ---------     ---------

Net amount recognized at end of year                   $(37,289)     $(39,690)
                                                       =========     =========


     For measurement purposes, an assumed annual rate of increase in the per capita cost of covered health care benefits ranged from 5.2 % to 7.0% (1998 5.3% to 8.0%). These rates were assumed to decrease gradually to 5.0% for most participants by 2001 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of October 31, 1999 by $3.7 million and the aggregate service cost and interest cost components of the net periodic postretirement benefit cost for the year by $0.2 million. Postretirement life insurance benefits have a minimal effect on the total benefit obligation.

19.  Shareholders' Equity and Stock Options

     The Company's authorized common stock amounts to 150,000,000 shares. A Preferred Stock Purchase Right is attached to each share of common stock which entitles a shareholder to exercise certain rights in the event a person or group acquires or seeks to acquire 15% or more of the outstanding common stock of the Company.

     In September 1997 the Company announced that the board of directors had authorized the purchase of up to ten million shares of the Company's common stock. No shares were purchased under this program since October 31, 1998.

     In May, 1998, the Emerging Issues Task Force ("EITF") issued EITF 97-14 which addresses the accounting for deferred compensation arrangements where amounts earned by an employee are invested in the employers' stock and placed in a "rabbi trust". The Company adopted the provisions of EITF 97-14 in September 1998. In September 1998, 621,149 shares in the Company's Deferred Compensation Trust were distributed, including 479,302 shares distributed to the Company to fund withholding tax liabilities. Shares not distributed and remaining in the Company's Deferred Compensation Trust relate primarily to the Directors Stock Compensation Plan and are classified as treasury stock at cost and recorded as a contra equity account. Consistent with the EITF, since the Directors Stock Compensation Plan permits diversification of the trust assets, the Company marks to market the value of the trust assets and records a corresponding charge (credit) to compensation costs to reflect the change in the fair value of the amount owed to the participants in the plan.

     In 1997, the Company established a new long-term incentive compensation plan which covered a limited number of key senior executives of the Company. The plan, which replaced traditional stock options for those participants, consisted of awards up to an aggregate of 1,200,000 shares based upon achievement of pre-established stock price improvement factors.

     The Company has a Stock Incentive Plan that was approved by shareholders in 1996 and which superceded the Incentive Stock Plans of 1978 and 1988. The 1996 plan provides for the granting, up to April 9, 2006, of qualified and non-qualified options, stock appreciation rights, restricted stock and performance units to key employees for not more than 2,000,000 shares of common stock. Non-qualified options covering 3,000 shares were granted under the 1996 plan in 1999.

     Certain information regarding stock options is as follows:

                                                        Weighted Average
                                       Number            Option Exercise
                                      of Shares          Price Per Share
                                    --------------     ------------------

Outstanding at October 31, 1996         1,498,334                 $29.11
Granted                                    30,000                  43.29
Exercised                                (301,072)                 23.80
Cancelled or expired                      (67,491)                 30.37

Outstanding at October 31, 1997         1,159,771                  30.78
Granted                                 1,133,302                  17.73
Exercised                                 (61,767)                 21.33
Cancelled or expired                     (120,276)                 34.52

Outstanding at October 31, 1998         2,111,030                  23.84
Granted                                     3,000                   9.41
Exercised                                       -                      -
Cancelled or expired                     (591,139)                 30.14

Outstanding at October 31, 1999         1,522,891                  21.36

Exercisable at October 31, 1999         1,174,141                  20.05


     Since the inception of the 1978 and 1988 Incentive Stock Plans and the 1996 Stock Incentive Plan, options for the purchase of 5,296,707 shares have been granted at option exercise prices ranging from $6.75 to $47.00 per share. At October 31, 1999, 1,522,891 of the options were outstanding, 1,962,842 had been exercised and 1,810,974 had expired. Generally the options become exercisable in cumulative installments of one fourth of the shares in each year beginning six months from the date of the grant.

     The weighted average contractual life of options outstanding at October 31, 1999 is 7.61 years with exercise prices ranging from $6.85 to $44.50 per share.

     Following a "Dutch auction" self-tender offer in 1993, the Company purchased for cash 2,500,000 shares of common stock, or approximately 9% of shares of common stock outstanding at that time, at $19 5/8 per share, in conjunction with the establishment of the Harnischfeger Industries, Inc. Stock Employee Compensation Trust ("SECT"). Concurrent with the purchase, the Company sold 2,547,771 shares of common stock held in treasury to the SECT, amounting to $50.0 million at $19 5/8 per share. The purchase of the treasury shares reduced shareholders' equity. The sale of the treasury shares to the SECT had no impact on such equity. Subject to certain limitations, shares in the SECT may be used to fund future employee benefit obligations under plans that currently require shares of Company common stock.

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

20.  Operating Leases

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

     Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $18.8 million, $15.3 million, and $17.0 million in 1999, 1998 and 1997, respectively.

     At October 31, 1999, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance were as follows:

                   In thousands
                   ------------------------------------------
                   2000                              $ 11,703
                   2001                                 7,581
                   2002                                 5,273
                   2003                                 4,203
                   2004                                 1,329
                   2005 and thereafter                  1,125


21.  Commitments, Contingencies and Off-Balance-Sheet Risks

     At October 31, 1999, the Company was contingently liable to banks, financial institutions and others for approximately $311.2 million (1998 - $479.0 million) for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the 1999 amount, approximately $213.9 million were issued by Debtor entities prior to the Bankruptcy filing and $48.8 million were issued under the DIP Facility. Additionally, there were $48.5 million of outstanding letters of credit or other guarantees issued by non-US banks for non-US subsidiaries. Of the $311.2 million, approximately $168.7 million was issued by the Company on behalf of Beloit matters. Approximately $12.5 million has been accrued as part of the loss on discontinued Beloit operations.

     The Company has entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging its risk of loss associated with changes in foreign exchange rates. These contracts involve off balance sheet market and credit risk. As of October 31, 1999 the nominal or face value of forward foreign exchange contracts to which the Company was a party, in absolute US dollar equivalent terms, was $210.2 million.

     Forward exchange contracts are entered into to protect the value of committed future foreign currency receipts and disbursements and consequently any market related loss on the forward contract will be offset by changes in the value of the hedged item. As a result, the Company is not exposed to net market risk associated with these instruments.

     The Company is exposed to credit-related losses in the event of non-performance by counterparties to its forward exchange contracts, but it does not expect any counterparties to fail to meet their obligations. A contract is generally subject to credit risk only when it has a positive fair value and the maximum exposure is the amount of the positive fair value. There is a concentration of these contracts held with The Chase Manhattan Bank which is currently the only US institution willing to transact new forward foreign exchange contracts with the Company.

22.  Disclosure About Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents: The carrying value approximates fair value because of the short maturity of those instruments.

     DIP Facility: The carrying value of the DIP Facility approximates fair value as the facility bears a floating rate of interest expressed in relation to LIBOR. Consequently, the cost of this instrument always approximates the market cost of borrowing for an equivalent maturity and risk class.

     Other Borrowings: The carrying value of the Company's other borrowings approximates fair value because of the predominantly short-term nature of these instruments and because predominantly all the instruments bear interest at floating rates.

     Liabilities Subject to Compromise: The liabilities subject to compromise under Chapter 11 proceedings are not actively traded on any financial market, nor, given their nature, is there a reliable financial model available for determining their fair value. Consequently it is considered impracticable and inappropriate to estimate the fair value of these financial instruments. (See Note 9 - Liabilities Subject to Compromise.)

     Forward Exchange Contracts: The fair value of forward exchange contracts represents the estimated amounts the Company would receive (pay) to terminate such contracts at the reporting date based on foreign exchange market prices at that date.

     The estimated fair values of the Company's financial instruments at October 31, 1999 and 1998 are as follows:


     In thousands
     -----------------------------------------------------------------------
            1999                            Carrying Value        Fair Value
                                            --------------        ----------
     Cash and Cash Equivalents              $   57,453            $ 57,453
     DIP Facility                              167,000             167,000
     Other borrowings                          145,665             145,665
     Forward Exchange Contracts                      -                 819

            1998                            Carrying Value        Fair Value
                                            --------------        ----------
     Cash and Cash Equivalents              $   30,012            $   30,012
     Long Term Obligations                   1,001,573             1,042,130
     Other borrowings                          117,607               117,607
     Forward Exchange Contracts                      -                (4,818)


     The fair value of the Company's forward exchange contracts at October 31, 1999 is analyzed in the following table of dollar equivalent terms:

     In thousands
     -----------------------------------------------------------------------
                               Maturing in 2000          Maturing in 2001
                            Buy            Sell       Buy             Sell
     Austrian schilling       (81)              -         -                -
     Austrialian dollar       (55)              -         -                -
     Canadian dollar           11               -         -                -
     German mark             (112)             11         -                -
     French franc             (17)             11         -                -
     British pound            806            (438)        -                -
     Japanese Yen              75             (64)        -                -
     US dollar               (195)            879        17              (29)

     As part of ongoing control procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. Credit risk is minimal as credit exposure limits are established to avoid a concentration with any single financial institution. The Company also monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The Company's customers are, almost exclusively, in the mining industry but the Company's concentrations of credit risk associated with its trade receivables are considered minimal due to the broad customer base and the generally sound financial standing of its major customers. Bad debts have not been significant in the Company's mining businesses. The Company often requires and receives letters of credit or bank guarantees as collateral for its credit sales, especially when the customer is located outside the United States and other developed markets. The credit and other risks associated with long-term contracts (including the APP contract) of the Company's Beloit discontinued operations are discussed in Note 3 - Discontinued Operations.

23.  Transactions With Affiliated Companies

     On March 30, 1998, the Company completed the sale of approximately 80% of the common stock of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. in a leveraged recapitalization transaction. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities. See Note 3 - Discontinued Operations.

     Transactions with related parties for the years ending October 31 were as follows:

          In thousands      1999         1998        1997
          -------------  -----------  -----------  ----------
          Purchases        $ 3,601     $ 1,303       $   32
          Receivables            -           -          139
          Payables             905         138            5


     The Company believes that its transactions with all related parties were competitive with alternate sources of supply for each party involved.


24.  Segment Information

     Business Segment Information

     At October 31, 1999, the Company had two reportable segments, Surface Mining Equipment and Underground Mining Machinery. The accounting policies of the segments are the same as those described in Note 2 - Significant Accounting Policies. Operating income (loss) of segments do not include interest income or expense and provision (benefit) for income taxes. There are no intersegment sales. Identifiable assets are those used in the Company's operations in each segment. Corporate assets consist primarily of property, deferred financing costs, pension assets and cash.



In thousands
-------------------------------------------------------------------------------------------------------
                                  Net      Operating       Depreciation and   Capital      Identifiable
                                 Sales     Income (Loss)   Amortization     Expenditures      Assets
                               ----------  -----------     ----------       ----------     ------------
              1999
              ----
Surface Mining                 $  498,343  $   33,976 (1)  $   17,238       $    8,971     $  412,681
Underground Mining                615,803     (65,893)(1)      28,829           17,564        930,588
                               ----------  ----------      ----------       ----------     ----------
  Total continuing operations   1,114,146     (31,917)         46,067           26,535      1,343,269
Discontinued operations              --          --              --               --          278,000
Strategic and financing
 initiatives                         --        (7,716)           --               --             --
Reorganization item                  --       (20,304)           --               --             --
Charge related to
 executive changes                   --       (19,098)           --               --             --
Corporate                            --       (23,783)(2)       4,473               75         90,544
                               ----------  ----------      ----------       ----------     ----------
   Consolidated Total          $1,114,146  $ (102,818)     $   50,540       $   26,610     $1,711,813
                               ==========  ==========      ==========       ==========     ==========
             1998
             ----
Surface Mining                 $  443,330  $   31,416      $   16,717       $   15,123     $  396,962
Underground Mining                768,977      50,568          26,298           38,336      1,010,231
                               ----------  ----------      ----------       ----------     ----------
  Total continuing operations   1,212,307      81,984          43,015           53,459      1,407,193
Discontinued operations              --          --            42,371           80,289      1,326,722
Corporate                            --       (20,591)          1,374              177         53,344
                               ----------  ----------      ----------       ----------     ----------
   Consolidated total          $1,212,307  $   61,393      $   86,760       $  133,925     $2,787,259
                               ==========  ==========      ==========       ==========     ==========
             1997
             ----
Surface Mining                 $  489,789  $   60,459      $   13,880       $   17,299     $  344,939
Underground Mining                977,552     141,344          27,351           43,705      1,052,191
                               ----------  ----------      ----------       ----------     ----------
  Total continuing operations   1,467,341     201,803          41,231           61,004      1,397,130
Discontinued operations              --          --            45,122           53,616      1,473,323
Corporate                            --       (25,015)          1,108           11,781         54,082
                               ----------  ----------      ----------       ----------     ----------
   Consolidated total          $1,467,341  $  176,788      $   87,461       $  126,401     $2,924,535
                               ==========  ==========      ==========       ==========     ==========

--------------------------------------------------------------------------------

(1) After restructuring charge of $12.0 million for Underground Mining Machinery (see Note 8) and additional third quarter expenses of $63.5 million for Underground Mining Machinery and $5.0 million for Surface Mining Machinery (see Note 4).

(2) After a $5.4 million charge related to the Material Handling preferred stock (see Note 3).


      Geographical Segment Information

In thousands
-------------------------------------------------------------------------------------------------------
                                                                         Sales to
                                        Total          Interarea       Unaffiliated       Operating        Identifiable
                                        Sales            Sales          Customers       Income (Loss)         Assets
                                    ---------------  --------------   ---------------   ---------------   ---------------
               1999
               ----
United States                            $ 767,843       $(133,597)        $ 634,246           $ 3,310        $1,321,514
Europe                                      85,045         (19,377)           65,668              (129)          342,845
Other Foreign                              473,784         (59,552)          414,232              (176)          311,527
Interarea Eliminations                    (212,526)        212,526                 -           (34,922)         (632,617)
                                    ---------------  --------------   ---------------   ---------------   ---------------
                                        $1,114,146        $      -         $1,114,146         $ (31,917)       $1,343,269
                                        ==========       =========         ==========         =========        ==========

               1998
               ----
United States                            $ 847,074       $(208,366)        $ 638,708          $ 30,617        $1,230,448
Europe                                     136,934         (15,364)          121,570            22,752           373,154
Other Foreign                              538,885         (86,856)          452,029            27,843           333,400
Interarea Eliminations                    (310,586)        310,586                 -               772          (529,809)
                                    ---------------  --------------   ---------------   ---------------   ---------------
                                        $1,212,307       $       -        $1,212,307          $ 81,984        $1,407,193
                                        ==========       =========        ==========          ========        ==========
               1997
               ----
United States                            $ 890,600       $(204,444)        $ 686,156         $ 139,592         $ 758,846
Europe                                     429,398        (147,680)          281,718            74,517           421,327
Other Foreign                              503,010          (3,543)          499,467            51,573           327,621
Interarea Eliminations                    (355,667)        355,667                 -           (63,879)         (110,664)
                                    ---------------  --------------   ---------------   ---------------   ---------------
                                        $1,467,341       $       -        $1,467,341         $ 201,803        $1,397,130
                                        ==========       =========        ==========         =========        ==========

25.  Receivables Facilities

     As of October 31, 1999 and 1998, receivables amounting to $78.9 million and $144.8 million which had been transferred to various financial institutions with limited recourse remained outstanding. The 1999 amounts all related to discontinued operations at October 31, 1999. Under the terms of SFAS No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", these transfers were accounted for as sales and no portions of these receivables are reflected in the Company's consolidated balance sheets.

     On February 26, 1999, the Company established two facilities under which receivables were sold to two newly formed subsidiaries which in turn sold an interest in such receivables to The Chase Manhattan Bank, as administrative agent, and certain other purchasers. The receivables companies were not among the Company's subsidiaries that filed petitions for reorganization under Chapter 11 of the Bankruptcy Code. As of the date of this report, no amounts were outstanding under these facilities.

26.  Condensed Combined Financial Statements

     The following condensed combined financial statements are presented in accordance with SOP 90-7:

                        CONDENSED COMBINED CONSOLIDATING
                             STATEMENT OF OPERATIONS
                          Year ended October 31, 1999



                                                    Entities in     Entities Not in
                                                   Reorganization   Reorganization                      Combined
In thousands                                        Proceedings      Proceedings      Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------

Revenues
  Net sales                                           $ 774,221     $ 552,451          $ (212,526)     $ 1,114,146
  Other income                                          (10,959)      (17,649)             32,517            3,909
                                                   -------------  ------------       -------------   --------------
                                                        763,262       534,802            (180,009)       1,118,055

Cost of sales                                           625,650       474,761            (177,605)         922,806
Product development, selling and
     administrative expenses                            173,826        65,126                   -          238,952
Strategic and financing initiatives                       7,716             -                   -            7,716
Reorganization items                                     20,304             -                   -           20,304
Restructuring charges                                         -        11,997                   -           11,997
Charge related to executive changes                      19,098             -                   -           19,098
                                                   -------------  ------------       -------------   --------------
Operating loss                                          (83,332)      (17,082)             (2,404)        (102,818)
Interest expense-net (excludes contractual
     interest expense of $31,230 for 1999)              (19,092)       (9,773)                  -          (28,865)
                                                   -------------  ------------       -------------   --------------
Income (Loss) before provision for income
     taxes and minority interest                       (102,424)      (26,855)             (2,404)        (131,683)
Provision for income taxes                             (204,985)      (15,463)                  -         (220,448)
Minority interest                                             -             -                (957)            (957)
Equity in income (loss) of subsidiaries              (1,397,768)          804           1,396,964               -
                                                   -------------  ------------       -------------   --------------

Income(Loss) from continuing operations              (1,705,177)    (41,514)            1,393,603       (353,088)
Income (Loss) from discontinued operations, net of
     applicable income taxes                           (742,307)      (55,873)                  -         (798,180)
Loss on disposal of discontinued operations            (529,000)            -                   -         (529,000)
                                                   -------------  ------------       -------------   --------------

Net Income(Loss)                                   $ (2,976,484)    $ (97,387)         $1,393,603     $ (1,680,268)
                                                   =============  ============      =============    ==============




                        CONDENSED COMBINED CONSOLIDATING
                                  BALANCE SHEET

                                                          As of October 31, 1999
                                     -------------------------------------------------------------
                                       Entities in    Entities Not in
                                     Reorganization   Reorganization                   Combined
In thousands                           Proceedings      Proceedings    Eliminations  Consolidated
----------------------------------   --------------  ---------------  -------------  -------------
Assets

Current Assets
   Cash and cash equivalents          $    30,175       $   27,278    $         -      $   57,453
   Accounts receivable-net                127,990           82,005         (7,165)        202,830
   Intercompany receivables             1,649,370          306,314     (1,955,684)              -
   Inventories                            274,624          199,730        (26,699)        447,655
   Other current assets                    13,790           36,660             (3)         50,447
   Prepaid income taxes                    (4,170)           4,170              -               -
                                      -----------       ----------    -----------      ----------
                                        2,091,779          656,157     (1,989,551)        758,385

Assets of discontinued
   Beloit operations                      278,000                -              -         278,000

Property, Plant and Equipment- Net        143,860           66,887              -         210,747

Intangible Assets                         163,348          242,126         (9,590)        395,884

Deferred Income Taxes                        (572)               -            572            -

Investment in Subsidiaries              1,312,782          833,097     (2,145,879)           -

Other Assets                               65,543            2,914            340          68,797
                                      -----------      -----------    -----------     -----------
Total Assets                          $ 4,054,740      $ 1,801,181    $(4,144,108)    $ 1,711,813
                                      ===========      ===========    ===========     ===========



                        CONDENSED COMBINED CONSOLIDATING
                                  BALANCE SHEET



                                                                                As of October 31, 1999
                                                      --------------------------------------------------------------------
                                                         Entities in     Entities Not in
 In thousands                                          Reorganization    Reorganization                       Combined
                                                        Proceedings       Proceedings        Eliminations   Consolidated
---------------------------------------------------   --------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities:
   Short-term notes payable, including current
      portion of long-term obligations                  $         6         $  144,562     $         -      $   144,568
   Trade accounts payable                                    25,822             44,190               -           70,012
   Intercompany accounts payable                          1,575,756            379,928      (1,955,684)               -
   Employee compensation and benefits                        34,523              9,356               -           43,879
   Advance payments and progress billings                    17,801             27,539               -           45,340
   Accrued warranties                                        26,336             13,530               -           39,866
   Accrued contract losses, restructuring
      costs and other                                       179,632             58,475         (10,556)         227,551
                                                        -----------         ----------     -----------      -----------
                                                          1,859,876            677,580      (1,966,240)         571,216
                                                        -----------         ----------     -----------      -----------

Long-Term Obligations                                       167,220                959             (82)         168,097

Liability for Postretirement Benefits
  and Accrued Pension Costs                                  52,613              3,216          (8,374)          47,455

Deferred Income Taxes                                        (2,397)             2,353              44                -

Other Liabilities                                             7,780                 75               -            7,855

Liabilities Subject to Compromise                         1,193,554                  -               -        1,193,554

Liabilities of Discontinued Operations,
  including liabilities subject to compromise
  of $494,806                                               543,494            198,771               -          742,265

Minority Interest                                                 -                  -           6,522            6,522

Shareholders' Equity (Deficit)
   Common stock                                              55,482            693,993        (697,806)          51,669
   Capital in excess of par value of shares               2,027,380             77,854      (1,532,661)         572,573
   Retained earnings                                     (1,656,836)           182,232           5,666       (1,468,938)
   Cumulative translation adjustments                       (92,931)           (35,852)         48,823          (79,960)
   Less: Stock Employee Compensation Trust                   (1,612)                 -               -           (1,612)
              Treasury stock                                (98,883)                 -               -          (98,883)
                                                        -----------         ----------     -----------      -----------
                                                            232,600            918,227      (2,175,978)      (1,025,151)
                                                        -----------         ----------     -----------      -----------
                                                        $ 4,054,740         $1,801,181     $(4,144,108)     $ 1,711,813
                                                        ===========         ==========     ===========      ===========

                             COMBINED CONSOLIDATING
                             STATEMENT OF CASH FLOW


                                                                                      Year ended October 31, 1999
 In thousands
 ------------------------------------------------------------------------------------------------------------------------
                                                                         Entities in      Entities not in
                                                                       Reorganization     Reorganization     Combined
                                                                         Proceedings       Proceedings     Consolidated
                                                                      ------------------  --------------  ---------------

Net cash (used by) continuing operations                                       $ 10,857          $ (289)        $ 10,568

Investment and Other Transactions:
    Property, plant and equipment acquired                                      (17,117)         (9,493)         (26,610)
    Property, plant and equipment retired                                         2,313          10,005           12,318
    Deposit related to APP letters of credit and other                          (16,434)              -          (16,434)
                                                                      ------------------  --------------  ---------------

    Net cash (used by) provided by investment and other transactions            (31,238)            512          (30,726)
                                                                      ------------------  --------------  ---------------

Financing Activities:
    Dividends paid                                                               (4,592)              -           (4,592)
    Financing fees related to DIP Facility                                      (15,000)              -          (15,000)
    Borrowings under long-term obligations prior to filing                      125,000               -          125,000
    Borrowings under DIP facility                                               167,000               -          167,000
    Payments on long-term obligations                                               (25)         (2,088)          (2,113)
    Increase (decrease) in short-term notes payable- net                        (21,610)         40,520           18,910
                                                                      ------------------  --------------  ---------------

    Net cash provided by financing activities                                   250,773          38,432          289,205
                                                                      ------------------  --------------  ---------------

                                                                                                                       -
Effect of Exchange Rate Changes on Cash and Cash Equivalents                          -             (93)             (93)
                                                                      ------------------  --------------  ---------------

Cash used in Discontinued Operations                                           (180,909)        (60,604)        (241,513)

Increase (Decrease) in Cash and Cash Equivalents                                 49,483         (22,042)          27,441
Cash and Cash Equivalents at Beginning of Period                                  4,327          25,685           30,012
                                                                      ------------------  --------------  ---------------

Cash and Cash Equivalents at End of Period                                     $ 53,810         $ 3,643         $ 57,453
                                                                      ==================  ==============  ===============


------------------------------------------------------------------------------
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Francis, Wisconsin, on the 11th day of February 2000.



                         HARNISCHFEGER INDUSTRIES, INC.
                         ------------------------------
                                  (Registrant)



                              /s/ KENNETH A. HILTZ
                         ------------------------------
                                Kenneth A. Hiltz
                            Senior Vice President and
                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 11, 2000.

                Signature                  Title

        /s/ ROBERT HOFFMAN                 Chairman and Director
      -----------------------------
            Robert Hoffman

        /s/ JOHN NILS HANSON               Vice Chairman, Director, President
      -----------------------------        and Chief Executive Officer
            John Nils Hanson

        /s/ KENNETH A. HILTZ               Senior Vice President and
      -----------------------------        Chief Financial Officer
            Kenneth A. Hiltz

        /s/ HERBERT  S. COHEN              Vice President and Controller
      -----------------------------
            Herbert S. Cohen

                    (1)                    Director
      -----------------------------
            Donna M. Alvarado

                   (1)                     Director
      -----------------------------
            John D. Correnti

                   (1)                     Director
      -----------------------------
            Harry L. Davis

                   (1)                     Director
      -----------------------------
            Robert M. Gerrity

                  (1)                      Director
      -----------------------------
            Jean-Pierre Labruyere

                   (1)                     Director
      -----------------------------
            L. Donald LaTorre

                   (1)                     Director
      -----------------------------
            Stephen M. Peck

                   (1)                     Director
      -----------------------------
            Leonard E. Redon

(1) John Nils Hanson, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named Directors of Harnischfeger Industries, Inc. pursuant to powers of attorney executed by each of such Directors and filed with the Securities and Exchange Commission as an exhibit to this report.

                                               February 11, 2000


By:     /s/ JOHN NILS HANSON
      ----------------------------------------
            John Nils Hanson, Attorney-in-fact




                      REPORT OF INDEPENDENT ACCOUNTANTS ON

                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Harnischfeger Industries, Inc.


     Our audits of the consolidated financial statements referred to in our report dated February 11, 2000 appearing in this Annual Report on Form 10-K of Harnischfeger Industries, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. As noted in our report, the company filed for Chapter 11 Bankruptcy protection on June 7, 1999, which raises substantial doubt about its ability to continue as a going concern. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/S/PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 11, 2000




                         HARNISCHFEGER INDUSTRIES, INC.

                                  SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)



                                       Balance at  Additions    Additions                   Currency                    Balance
                                       Beginning     by         Charged                     Translation   Discontinued   at End
            Classification              of Year    Acquisiton   to Expense   Deductions(1)  Effects       Operations    of Year
--------------------------------------------------------------------------------------------------------------------------------
Allowance Deducted in
Balance Sheet from
Accounts Receivable:

For the year ended October 31, 1999
        Doubtful accounts                $ 9,889  $       --    $ 8,602      $(1,710)       $    12       $(5,073)      $11,720
                                         =======  ============  =======      =======        =======       =======       =======

For the year ended October 31, 1998
        Doubtful accounts                $ 8,319  $        350  $ 4,311      $(1,374)       $   (22)      $(1,695)      $ 9,889
                                         =======  ============  =======      =======        =======       =======       =======

For the year ended October 31, 1997
        Doubtful accounts                $ 8,612  $        158  $ 2,604      $(3,006)       $  (291)      $   242       $ 8,319
-----------------------------------      =======  ============  =======      =======        =======       =======       =======

(1)  Represents write-off of bad debts, net of recoveries.


Allowance Deducted in Balance Sheet from Deferred Tax Assets:

                                     Balance at      Additions       Additions          Balance
                                      Beginning          by          Charged            at End
                                       of Year       Acquisiton      to Expense         of Year
                                     -------------   -------------   ------------     ------------
For the year ended October 31, 1999      $ 47,038       $      -     $  340,263          $387,321
                                     =============   =============   ============     ============

For the year ended October 31, 1998      $ 34,895       $ 12,143     $        -          $ 47,038
                                     =============   =============   ============     ============

For the year ended October 31, 1997      $ 44,968       $(10,073)    $        -          $ 34,895
                                     =============   =============   ============     ============

EXHIBIT 3(b)

11-22-99

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

                                   ARTICLE II
                                  STOCKHOLDERS

     SECTION 1. Annual Meeting. The annual meeting of stockholders shall be held at a time and on a date designated by resolution adopted by the Board of Directors for the purpose of electing directors and for the transaction of such other business as may come before the meeting. If the day fixed for the annual meeting shall be a legal holiday in the state where the meeting is to be held, such meeting shall be held on the next succeeding business day. If the election of directors shall not be held on the day designated herein for the annual meeting of the stockholders, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the stockholders as soon thereafter as is convenient.

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



EXHIBIT 10(e)

                         HARNISCHFEGER INDUSTRIES, INC.

                          SUPPLEMENTAL RETIREMENT PLAN

                     (as amended and restated June 3, 1999)

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

SECTION 2: Participation and Benefits

     2.1 Eligibility for Benefits Related to Retirement Plan. Subject to the conditions and limitations hereof, if a participant in the Retirement Plan (i) has been granted credit for prior service or elected to defer compensation which may not be taken into account under the Retirement Plan because of applicable nondiscrimination or other rules, (ii) has accrued a vested pension benefit under the Retirement Plan (or would have accrued a vested benefit if his prior service were taken into account), and such benefit has been limited as a result of the maximum benefit limitations imposed by Sections 401(a)(17) and 415 of the Code, or (iii) has been granted credit for additional years of service (based upon a multitude of actual years of service) by the Committee, it its sole discretion, which may not be taken into account under the Retirement Plan, he shall be a participant ("Participant") in this Supplemental Plan and shall be entitled to receive under this Supplemental Plan the portion of his benefits under the Retirement Plan, determined without regard to the limitations on the inclusions of prior (or deemed) service or deferred compensation or the maximum benefit limitations therein, which exceeds the benefits payable to him under the Retirement Plan after applying such limitations. If a Participant was employed by another "Harnischfeger Company", as defined in the Retirement Plan, and such other company also maintains a qualified plan covering the Participant, the benefits hereunder and under such other plan shall be limited so as to not be duplicative and the Participant's benefits hereunder and under such other plan shall be paid by the Company and such other Harnischfeger Company in such proportions as the Company shall determine. The term "Company" as hereinafter used shall be deemed to include a reference to each such other Harnischfeger Company.

     2.2 Payment of Benefits. Payments of benefits under this Supplemental Plan shall be paid to a Participant, or in the event of his death to his beneficiary, at the same time and in the same manner as his pension benefits under the Retirement Plan.

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

SECTION 3: General Provisions

     3.1 Committee. This Supplemental Plan shall be administered by a committee of two or more directors constituted to comply with the Non-Employee Director requirements of Rule 16b-3 promulgated pursuant to the Securities Exchange Act of 1934 as amended and Securities Exchange Commission interpretations thereunder (the "Committee"), disregarding any changes in the members of the Committee following a Change in Control. The Company shall pay the cost of administration of the Supplemental Plan. The Committee shall have the power, right and duty to interpret the provisions of the Supplemental Plan and may from time to time adopt rules with respect to the administration of the Supplemental Plan and the determination and distribution of benefits under the Supplemental Plan, and may amend any and all rules previously established. Any decision made by the
Committee in good faith in connection with its administration of or responsibilities under the Supplemental Plan, including the interpretation of any provision of the Supplemental Plan, the application of any rule established under the Supplemental Plan, any determination as to the officers eligible to participate in the Supplemental Plan, the amount allocated to each and the manner, conditions and terms of payment of such amount, shall be conclusive on all persons.

         3.2 Beneficiary. A Participant's "beneficiary" under this Supplemental Plan means any person who becomes entitled to benefits under the Retirement Plan because of the Participant's death; provided that, if a Participant dies while his benefits under this Supplemental Plan are payable to him in installments, his beneficiary under this Supplemental Plan shall be either (i) the person or persons designated by him by signing and filing with the Committee a form furnished by the Committee, or (ii) if the Participant failed to designate a beneficiary in (i) above, or if the beneficiary designated in (i) above dies before the date of the Participant's death, the Participant's estate.

     3.3 Discretion. Notwithstanding any provisions in this Supplemental Plan to the contrary, the Committee shall have the discretion to allow any benefits to be paid that would otherwise be forfeited.

     3.4 Employment Rights. Establishment of the Supplemental Plan shall not be construed to give any participant the right to be retained in the Company's service or to any benefits not specifically provided by the Supplemental Plan.

     3.5 Interests Not Transferable. Except as to withholding of any tax under the laws of the United States or any state, the interests of the Participants and their beneficiaries under the Supplemental Plan are not subject to the claims of their creditors and may not be voluntarily or involuntarily transferred, assigned, alienated or encumbered, provided, however, that the Committee shall have discretion to waive this restriction, in whole or in part. No Participant shall have any right to any benefit payments hereunder prior to his termination of employment with the Company.

     3.6 Payment with Respect to Incapacitated Participants or Beneficiaries. If any person entitled to benefits under the Supplemental Plan is under a legal disability or in the Committee's opinion is incapacitated in any way so as to be unable to manage his financial affairs, the Committee may direct the payment of all or a portion of such benefits to such person's legal representative or to a relative or friend of such person for such person's benefit, or the Committee may direct the application of such benefits for the benefit of such person in any manner which the Committee may elect that is consistent with the Supplemental Plan. Any payments made in accordance with the foregoing provisions of this section shall be a full and complete discharge of any liability for such payments.

     3.7 Limitation of Liability. To the extent permitted by law, no person (including the Company, its Board of Directors, the Committee, any present or former member of the Company's Board of Directors or the Committee, and any present or former officer of the Company) shall be personally liable for any act done or omitted to be done in good faith in the administration of the Supplemental Plan.

     3.8 Controlling Law. The laws of Wisconsin shall be controlling in all matters relating to the Supplemental Plan.

     3.9 Gender and Number. Where the context admits, words in the masculine gender shall include the feminine and neuter genders, the plural shall include the singular and the singular shall include the plural.

     3.10 Successor to the Company. The term "Company" as used in the Supplemental Plan shall include any successor to the Company by reason of merger, consolidation, the purchase of all or substantially all of the Company's assets or otherwise.

     3.11 Withholding for Taxes. Notwithstanding any other provision of this Supplemental Plan, the Committee may on behalf of the Participant withhold or direct the Trustee to withhold from any payment to be made under this Supplemental Plan, whether in the form of cash or shares of stock, such amount or amounts as may be required for purposes of complying with appropriate federal, state or foreign tax withholding provisions. Subject to the discretion of the Committee, no distribution will be made to the Participant until all tax withholding obligations have been satisfied.

SECTION 4: Amendment and Termination

     4.1 Amendment and Termination. The Committee reserves the right to amend the Supplemental Plan from time to time or to terminate the Supplemental Plan at any time, provided that no amendment of the Supplemental Plan nor the termination of the Supplemental Plan may cause the reduction, forfeiture or cessation of any benefits that were accrued as of the date of such amendment or termination and which would otherwise be payable under this Supplemental Plan, but for such amendment or termination.

                                    * * * * *







EXHIBIT 10(p)

October 20, 1999



Subject:      Key Employee Retention Plan

You are a valued employee whose contributions are key to our emergence from Chapter 11 and to the continued growth and success of our Company. In recognition of that fact, you have been included in the Key Employee Retention Plan. The components of that plan include:

Emergence bonus

You will receive an emergence bonus of an additional 85% of your present base salary for your continuing contributions to the success of our business, payable upon emergence from bankruptcy. You must continue to be employed at emergence to receive the emergence bonus.

Emergence is defined as the earlier of the consummation of a plan of reorganization or the consummated sale or substantially complete liquidation of Harnischfeger Industries.

Severance Benefits

In the event you are involuntarily terminated, other than for cause, you will receive severance pay equal to two year's base salary, payable over 24 months, with mitigation after 12 months. You will also receive benefit continuation for 24 months, or until you become eligible for coverage through another employer, whichever occurs first, provided you continue to make the required employee contributions. Finally, you will receive outplacement assistance for 24 months, or until you are employed elsewhere, whichever occurs first. You will be required to sign a customary release in order to receive these benefits. To receive these benefit you must also, at the time of your termination, waive your prepetition claim for severance benefits under the Long Term Compensation Plan for Key Executives.

Change-of-Control

If during the 24 months immediately following a change of control of Harnischfeger Industries, you are terminated involuntarily "without cause" or voluntarily terminate for "good reason", you will receive a lump sum payment equal to three times base salary plus target bonus. This payment is subject to the Section 289G Safe Harbor limitation. Provided you continue to make the required employee contributions, you would also receive benefit continuation for the lesser of three years or until you become eligible for such benefits through another employer. These agreements will be reviewed with the creditors' committee prior to issuance. Alternately, you may elect to rely on your prepetition claim under the change-of-control provisions of the Long Term Compensation Plan for Key Executives.

Annual Incentive Plan

You will continue to be eligible to participate in the Company's annual incentive bonus plan. For fiscal 2000, the plan will change from being EVA based to EBITDA based. Targets will be established shortly after the start of the new fiscal year.

Thank you for your continued commitment and dedication. Together we can build a stronger Company and a bright future for all of us.




EXHIBIT 11

                         HARNISCHFEGER INDUSTRIES, INC.

                    CALCULATIONS OF EARNINGS (LOSS) PER SHARE

                 (Amounts in thousands except per share amounts)




                                                                                           October 31,
                                                                      --------------------------------------------
                                                                               1999          1998(1)     1997(1)
Basic Earnings (Loss)
------------------------------------------------------
Income (loss) from continuing operations                                  $  (353,088)  $    14,366   $    67,881
Income (loss) from discontinued operations                                   (798,180)     (184,399)       70,399
Net gain (loss) on disposal of discontinued operation                        (529,000)      151,500          --
Extraordinary loss on retirement of debt                                         --            --         (12,999)
                                                                          -----------   -----------   -----------
Net income (loss)                                                         $(1,680,268)  $   (18,533)  $   125,281
                                                                          ===========   ===========   ===========

Basic weighted average common shares outstanding                               46,329        46,445        47,827

Basic Earnings (Loss) Per Share
------------------------------------------------------
Income (loss) from continuing operations                                  $     (7.62)  $      0.31   $      1.42
Income (loss) from and net gain (loss) on
  disposal of discontinued operations                                          (28.65)        (0.71)         1.47
Extraordinary loss on retirement of debt                                         --            --           (0.27)
                                                                          -----------   -----------   -----------
Net income (loss)                                                         $    (36.27)  $     (0.40)  $      2.62
                                                                          ===========   ===========   ===========

Diluted Earnings (Loss)
------------------------------------------------------
Income (loss) from continuing operations                                  $  (353,088)  $    14,366   $    67,881
Income (loss) from discontinued operations                                   (798,180)     (184,399)       70,399
Net gain (loss) on disposal of discontinued operations                       (529,000)      151,500          --
Extraordinary loss on retirement of debt                                         --            --         (12,999)
                                                                          -----------   -----------   -----------
Net income (loss)                                                         $(1,680,268)  $   (18,533)  $   125,281
                                                                          ===========   ===========   ===========

Basic weighted average common shares outstanding                               46,329        46,445        47,827
Assumed exercise of stock options                                                --            --             434
                                                                          -----------   -----------   -----------
Diluted weighted average common shares outstanding                             46,329        46,445        48,261

Diluted Earnings (Loss) Per Share
------------------------------------------------------
Income (loss) from continuing operations                                  $     (7.62)  $      0.31   $      1.41
Income (loss) from and net gain (loss) on
  disposal of discontinued operations                                          (28.65)        (0.71)         1.45
Extraordinary loss on retirement of debt                                         --            --           (0.27)
                                                                          -----------   -----------   -----------
Net income (loss)                                                         $    (36.27)  $     (0.40)  $      2.59
                                                                          ===========   ===========   ===========

(1) Amounts for 1998 and 1997 have been restated to reflect the Beloit discontinued operation.



EXHIBIT 21

HARNISCHFEGER INDUSTRIES, INC.

Subsidiaries as of October 31, 1999

     Harnischfeger Industries, Inc. is publicly held and has no parent. The following subsidiaries are wholly-owned except as noted below. Certain subsidiaries, which if considered in the aggregate as a single subsidiary would not constitute a significant subsidiary, are omitted from this list. Where the name of the subsidiary is indented, it is wholly-owned by the entity above it at the next outermost margin, unless otherwise indicated.

                                                              Jurisdiction
                                                              ------------

Harnischfeger Corporation (d.b.a. P&H Mining Equipment)       Delaware
    HCHC, Inc.                                                Delaware
      Harnischfeger de Chile Ltda. (1)                        Chile
         Comercial Otero S.A. (2)                             Chile
      Harnischfeger of Australia Pty. Ltd. (3)                Australia
      Harnischfeger do Brasil Comercio e Industria Ltda. (4)  Brazil
    The Horsburgh & Scott Company                             Ohio
       American Alloy Company                                 Ohio
    3254496 Canada Inc. (5)                                   Canada
Joy Technologies Inc. (d.b.a. Joy Mining Machinery)           Delaware
    Harnischfeger (South Africa) (Proprietary) Ltd.           South Africa
    HCHC UK Holdings, Inc.                                    Delaware
       Harnischfeger ULC (6)                                  United Kingdom
            Harnischfeger Ventures Ltd.                       United Kingdom
              Harnischfeger Industries Ltd.                   United Kingdom
                Joy Mining Machinery Ltd.                     United Kingdom
     Joy Manufacturing Company Pty. Ltd.                      Australia
        Cram Australia Pty. Ltd.                              Australia
     JTI UK Holdings, Inc.                                    Delaware
Beloit Corporation (7) (14)                                   Delaware
     Beloit Canada Ltd./Ltee (8) (14)                         Canada
         Joy Technologies Canada Inc. (9)                     Canada
            Harnischfeger Corporation of Canada Ltd. (10)     Canada
         Beloit Industrial Ltda. (11) (14)                    Brazil
         Beloit Poland S.A. (12) (14)                         Poland
         Beloit Technologies, Inc. (14)                       Delaware
         BWRC, Inc. (14)                                      Delaware
            Beloit Italia S.p.A. (13) (14)                    Italy
            Beloit Walmsley Ltd. (14)                         United Kingdom

-------------------


(1) HCHC, Inc. owns 90% and Harnischfeger Corporation owns 10% of the voting securities of Harnischfeger de Chile Ltda.

(2) Harnischfeger de Chile Ltda. owns 99.999% and Harnischfeger Corporation owns .001% of the voting securities of Comercial Otero S.A.

(3) HCHC, Inc. owns 75% of the voting securities of Harnischfeger of Australia Pty. Ltd.

(4) HCHC, Inc. owns 99.999% and Harnischfeger Corporation owns .001% of Harnischfeger do Brasil Comercio e Industria Ltda.

(5) Harnischfeger Corporation owns 98% and Harnischfeger Corporation of Canada Ltd. owns 2% of the voting securities of 3254496 Canada Inc.

(6) HCHC UK Holdings, Inc. owns 85% and JTI UK Holdings, Inc. owns 15% of the voting securities of Harnischfeger ULC.

(7) Harnischfeger Industries, Inc. owns 80% of the voting securities of Beloit Corporation.

(8) Beloit Corporation owns 60% of the voting securities of Beloit Canada Ltd./Ltee. Harnischfeger Corporation, Joy Technologies Inc., Joy Technologies Canada Inc. and 3254496 Canada Inc. each own 10% of the voting securities of Beloit Canada Ltd./Ltee.

(9) Beloit Canada Ltd./Ltee owns 90% and Joy Technologies Inc. owns 10% of the voting securities of Joy Technologies Canada Inc.

(10) Joy Technologies Canada Inc. owns 90% and Harnischfeger Corporation owns 10% of the voting securities of Harnischfeger Corporation of Canada Ltd.

(11) Beloit Corporation owns 45% of the voting quotas and 100% of the non-voting quotas of Beloit Industrial Ltda. This gives Beloit Corporation 82.1% ownership of Beloit Industrial Ltda.

(12) Beloit  Corporation  owns 99.90% of the voting  securities of Beloit Poland
     S.A.

(13) BWRC, Inc. owns 99.98% of the voting securities of Beloit Italia S.p.A.

(14) A Beloit discontinued operation.




EXHIBIT 23

HARNISCHFEGER INDUSTRIES, INC.

Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 and in the Registration Statements on Form S-8 listed below of Harnischfeger Industries, Inc. of our report dated February 11, 2000, appearing in this Annual Report on Form 10-K.

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

/s/PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
February 11, 2000








EXHIBIT 24

                                POWER OF ATTORNEY

                             Form 10-K Annual Report

         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities and Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1999; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE,  the undersigned hereby constitutes and appoints Robert
B. Hoffman and John N. Hanson, and each or either of them, her attorney, with full power to act for her and in her name, place and stead, to sign her name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has hereunto set her hand and seal this 24th day of January, 2000.

                                                        /s/             (SEAL)
                                            ----------------------------
                                                     Donna M. Alvarado





                                POWER OF ATTORNEY

                             Form 10-K Annual Report

         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities and Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1999; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE,  the undersigned hereby constitutes and appoints Robert
B. Hoffman his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 24th day of January, 2000.

                                                         /s/             (SEAL)
                                            -------------------------------
                                                     John N. Hanson



                                POWER OF ATTORNEY

                             Form 10-K Annual Report

         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities and Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1999; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE,  the undersigned hereby constitutes and appoints Robert
B. Hoffman and John N. Hanson, and each or either of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 24th day of January, 2000.

                                                        /s/             (SEAL)
                                            ----------------------------
                                                     Stephen M. Peck





                                POWER OF ATTORNEY

                             Form 10-K Annual Report

         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities and Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1999; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE,  the undersigned hereby constitutes and appoints Robert
B. Hoffman and John N. Hanson, and each or either of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 24th day of January, 2000.

                                                         /s/            (SEAL)
                                            ----------------------------
                                                     John D. Correnti





                                POWER OF ATTORNEY

                             Form 10-K Annual Report

         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities and Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1999; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE, the undersigned hereby constitutes and appoints John N. Hanson his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 24th day of January, 2000.

                                                      /s/                 (SEAL)
                                            -------------------------------
                                                     Robert B. Hoffman





                                POWER OF ATTORNEY

                             Form 10-K Annual Report

         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities and Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1999; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE,  the undersigned hereby constitutes and appoints Robert
B. Hoffman and John N. Hanson, and each or either of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 24th day of January, 2000.

                                                            /s/          (SEAL)
                                            ----------------------------
                                                  Jean-Pierre Labruyere





                                POWER OF ATTORNEY

                             Form 10-K Annual Report

         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities and Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1999; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE,  the undersigned hereby constitutes and appoints Robert
B. Hoffman and John N. Hanson, and each or either of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 24th day of January, 2000.

                                                        /s/               (SEAL)
                                            ------------------------------
                                                     Harry L. Davis





                                POWER OF ATTORNEY

                             Form 10-K Annual Report

         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities and Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1999; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE,  the undersigned hereby constitutes and appoints Robert
B. Hoffman and John N. Hanson, and each or either of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 24th day of January, 2000.

                                                           /s/        (SEAL)
                                            ---------------------------
                                                     Robert M. Gerrity






                                POWER OF ATTORNEY

                             Form 10-K Annual Report

         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities and Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1999; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE,  the undersigned hereby constitutes and appoints Robert
B. Hoffman and John N. Hanson, and each or either of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 24th day of January, 2000.

                                                         /s/            (SEAL)
                                            ----------------------------
                                                     L. Donald LaTorre





                                POWER OF ATTORNEY

                             Form 10-K Annual Report

         WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities and Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 1999; and,

         WHEREAS, the undersigned is a Director of the Corporation;

         NOW, THEREFORE,  the undersigned hereby constitutes and appoints Robert
B. Hoffman and John N. Hanson, and each or either of them, his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 24th day of January, 2000.

                                                      /s/                (SEAL)
                                            ------------------------------
                                                     Leonard E. Redon