Form 10-Q
period 2000-01-31
HARNISCHFEGER INDUSTRIES INC
filed 2000-03-16
CIK 801898

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   ---------
                                   (MARK ONE)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 _X_                OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
____                 OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM ___ TO ___

                          COMMISSION FILE NUMBER 1-9299
                          -----------------------------
                         HARNISCHFEGER INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                                39-1566457
    -----------------------                                -------------------
    (State of Incorporation)                                 (I.R.S. Employer
                                                           Identification No.)

3600 South Lake Drive, St. Francis, Wisconsin                      53235-3716
---------------------------------------------                      ----------
(Address of principal executive offices)                            (Zip Code)

(414) 486-6400
--------------
(Registrant's Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at  March 16, 2000
--------------------------                     --------------------------------
Common Stock, $1 par value                              48,249,089 shares

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)

                               FORM 10-Q -- INDEX
                                January 31, 2000


PART I. - FINANCIAL INFORMATION                                        Page No.
                                                                       --------

Item 1 - Financial Statements:

           Consolidated Statement of Operations -
           Three Months Ended January 31, 2000 and 1999                    4

           Consolidated Balance Sheet -
           January 31, 2000 and October 31, 1999                           5

           Consolidated Statement of Cash Flow -
           Three Months Ended January 31, 2000 and 1999                    7

           Consolidated Statement of Shareholders' Equity (Deficit) -
           Three Months Ended January 31, 2000 and 1999                    8

           Notes to Consolidated Financial Statements                      9

Item 2 -  Management's Discussion and Analysis
          of Financial Condition and Results of Operations                23

Item 3 - Quantitative and Qualitative Disclosures About
         Market Risk                                                      29

PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings                                                30

Item 2 - Changes in Securities                                            31

Item 3 - Defaults Upon Senior Securities                                  31

Item 4 - Submission of Matters to a Vote of Security Holders              32

Item 5 - Other Information                                                32

Item 6 - Exhibits and Reports on Form 8-K                                 32

Signatures                                                                34

                          PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended
                                                    January 31,
                                          --------------------------
In thousands except per share amounts          2000          1999
--------------------------------------    ------------  ------------
Revenues
       Net sales                             $ 285,287    $ 264,437
       Other income                              1,077        2,162
                                             ---------    ---------
                                               286,364      266,599
Cost of sales                                  221,843      201,410
Product development, selling
        and administrative expenses             52,416       54,405
Reorganization items                            11,573         --
Restructuring charge                             6,311         --
                                             ----------   ---------
Operating income (loss)                         (5,779)      10,784
Interest expense - net  (excludes
       contractual interest expense of
       $19,167 in 2000)                         (8,593)     (12,157)
                                             ----------   ----------
Loss before benefit (provision) for income
        taxes and minority interest            (14,372)      (1,373)

Benefit (provision) for income taxes            (3,000)       1,106

Minority interest                                 (174)        (119)
                                              ---------   ----------

Loss from continuing operations                (17,546)        (386)

Loss from discontinued operation,
        net of applicable income taxes            --        (16,013)
                                             ----------   ----------

Net loss                                     $ (17,546)   $ (16,399)
                                             ==========   ==========

Basic Earnings (Loss) Per Share:
        Loss from continuing operations      $   (0.38)   $   (0.01)
        Loss from discontinued operation           --         (0.35)
                                             ----------  -----------

Net loss per share                           $   (0.38)   $   (0.36)
                                            ===========   ==========

Diluted Earnings (Loss) Per Share:
        Loss from continuing operations      $   (0.38)   $   (0.01)
        Loss from discontinued operation           --         (0.35)
                                            -----------  -----------

Net loss per share                           $   (0.38)   $   (0.36)
                                            ===========  ===========



          See accompanying notes to consolidated financial statements.

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                           CONSOLIDATED BALANCE SHEET



                                                    January 31,     October 31,
In thousands                                           2000            1999
-----------------------------------------         --------------   -------------
                                                    (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents                        $    56,077        $  57,453
  Accounts receivable-net                              208,163          202,830
  Inventories                                          429,997          447,655
  Other                                                 52,502           50,447
                                                   -----------      -----------
                                                       746,739          758,385
                                                   -----------      -----------

Assets of discontinued Beloit operations               278,000          278,000

Property, Plant and Equipment:
  Land and improvements                                 38,114           38,379
  Buildings                                            134,368          131,961
  Machinery and equipment                              272,573          274,485
                                                   -----------      -----------
                                                       445,055          444,825
  Accumulated depreciation                            (238,459)        (234,078)
                                                   -----------      -----------
                                                       206,596          210,747
                                                   -----------      -----------

Investments and Other Assets:
  Goodwill                                             352,163          358,191
  Intangible assets                                     37,374           37,693
  Other                                                 67,969           68,797
                                                   -----------      -----------
                                                       457,506          464,681
                                                   -----------      -----------
                                                   $ 1,688,841      $ 1,711,813
                                                   ===========      ===========




          See accompanying notes to consolidated financial statements.

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                           CONSOLIDATED BALANCE SHEET



                                                                January 31,    October 31,
In thousands                                                       2000           1999
-------------------------------------------------------       -------------    -----------
                                                               (Unaudited)
Liabilities and Shareholders' Deficit

Current Liabilities:
       Short-term notes payable, including current
              portion of long-term obligations                  $   139,022    $   144,568
       Trade accounts payable                                        56,429         70,012
       Employee compensation and benefits                            46,757         43,879
       Advance payments and progress billings                        46,907         45,340
       Accrued warranties                                            38,693         39,866
       Income taxes payable                                         103,949        101,832
       Accrued restructuring charges and other liabilities          122,825        125,719
                                                                -----------    -----------
                                                                    554,582        571,216

Long-term Obligations                                               219,250        168,097

Other Non-current Liabilities:
       Liability for postretirement benefits                         31,842         31,990
       Accrued pension costs                                         18,099         15,465
       Other                                                          8,145          7,855
                                                                -----------    -----------
                                                                     58,086         55,310

Liabilities Subject to Compromise                                 1,192,422      1,193,554

Liabilities of discontinued Beloit operations,
       including liabilities subject to compromise
       of $494,806 and $494,806 respectively                        704,668        742,265

Minority Interests                                                    6,625          6,522

Commitments and Contingencies (Note (f))                               --             --

Shareholders' Deficit:
       Common stock, $1 par value  (51,668,939 and
              51,668,939 shares issued, respectively)                51,669         51,669
       Capital in excess of par value                               572,215        572,573
       Retained deficit                                          (1,486,484)    (1,468,938)
       Accumulated comprehensive (loss)                             (84,055)       (79,960)
        Less:
             Stock Employee Compensation Trust (1,433,147 and
                  1,433,147 shares, respectively) at market          (1,254)        (1,612)
             Treasury stock (3,865,101 and 3,865,101 shares,
                  respectively) at cost                             (98,883)       (98,883)
                                                                -----------    -----------
                                                                 (1,046,792)    (1,025,151)
                                                                -----------    -----------
                                                                $ 1,688,841    $ 1,711,813
                                                                ===========    ===========



          See accompanying notes to consolidated financial statements.

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                      CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)



                                                                     Three Months Ended
                                                                         January 31,
                                                                -------------------------
In thousands                                                        2000           1999
-----------------------------------------------------------     ----------     ---------
Operating Activities:
Net loss                                                          $(17,546)   $(16,399)
Add (deduct) - Items not affecting cash:
    Loss from discontinued operation                                  --        16,013
    Restructuring charges                                            6,311        --
    Reorganization items                                             9,698        --
    Minority interest, net of dividends paid                           174         119
    Depreciation and amortization                                   13,646      10,834
    Increase (decrease) in income taxes, net of change
        in valuation allowance                                       1,991      (9,250)
    Other - net                                                      3,130      (3,997)
Changes in working capital items:
    (Increase) in accounts receivable - net                         (6,518)     (6,044)
    Decrease (increase)  in inventories                             14,591     (18,158)
    (Increase) in other current assets                              (2,515)     (4,618)
    Increase (decrease) in trade accounts payable                  (12,909)      5,816
    Increase in employee compensation and benefits                     800       3,230
    Increase in advance payments and progress billings               2,098      22,007
    (Decrease) in accrued contract losses and other liabilities    (15,824)    (12,468)
                                                                  --------    --------
      Net cash used by continuing operating activities              (2,873)    (12,915)
                                                                  --------    --------

Investment and Other Transactions:
    Property, plant and equipment acquired                          (6,148)    (10,033)
    Property, plant and equipment retired                            2,796       2,544
    Deposit related to APP letters of credit and other              (5,027)    (15,707)
                                                                  --------    --------
      Net cash used by investment and other transactions            (8,379)    (23,196)
                                                                  --------    --------
Financing Activities:
    Dividends paid                                                    --        (4,592)
    Borrowings under long-term obligations prior to
         bankruptcy filing                                            --        86,026
    Borrowings under DIP facility                                   50,000        --
    Net issuance (payment) of long-term obligations                  1,096        (276)
    Increase (decrease) in short-term notes payable- net            (3,470)        270
                                                                  --------    --------
      Net cash provided by financing activities                     47,626      81,428
                                                                  --------    --------
 Effect of Exchange Rate Changes on Cash and
    Cash Equivalents                                                  (153)        (24)
Cash Used in Discontinued Operations                               (37,597)    (31,332)
                                                                  --------    --------
Increase (Decrease) in Cash and Cash Equivalents                    (1,376)     13,961
Cash and Cash Equivalents at Beginning of Period                    57,453      30,012
                                                                  --------    --------
Cash and Cash Equivalents at End of Period                        $ 56,077    $ 43,973
                                                                  ========    ========



          See accompanying notes to consolidated financial statements.


                         HARNISCHFEGER INDUSTRIES, INC.
                   (Debtor-in-Possession as of June 7, 1999)
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)


                                                                                         Accumulated
                                                      Capital in    Compre-    Retained   Compre-
                                             Common    Excess of    hensive    Earnings   hensive             Treasury
In thousands                                 Stock     Par Value    (Loss)     (Deficit)   (Loss)    SECT      Stock      Total
------------------------------------   ---------------------------------------------------------------------------------------------
Three Months Ended January 31, 2000
                                                                                       C>
Balance at October 31, 1999               $ 51,669   $572,573              $(1,468,938) $ (79,960) $ (1,612) $(98,883)  $(1,025,151)
   Comprehensive loss:
      Net loss                                                  $ (17,546) $   (17,546)                                     (17,546)
      Other Comprehensive loss:
          Currency translation
          adjustment                                               (4,095)                 (4,095)                           (4,095)
                                                                ----------
     Total comprehensive loss                                   $ (21,641)
                                                                ==========

   Adjust SECT shares to market value                    (358)                                          358                     --
                                         -----------------------          ---------------------------------------------------------
Balance at January 31, 2000               $ 51,669   $572,215              $(1,486,484)  $ (84,055) $(1,254) $(98,883)  $(1,046,792)
                                         =======================          =========================================================
Three Months Ended January 31, 1999
Balance at October 31, 1998               $ 51,669   $586,509              $   216,065   $ (60,289)$(13,525) $(113,579) $  666,850
   Comprehensive loss:
      Net loss                                                  $ (16,399)     (16,399)                                     (16,399)
      Other Comprehensive loss:
          Currency translation adjustment                         (10,498)                 (10,498)                         (10,498)
                                                                ----------
              Total Comprehensive loss                          $ (26,897)
                                                                ==========

   Dividends paid ($.10 per share)                                              (4,735)                                      (4,735)
   Dividends on shares held by SECT                       143                                                                   143
   Adjust SECT shares to market value                  (1,433)                                        1,433                      --
   Amortization of unearned compensation
     on restricted stock                                  175                                                                   175
                                         -----------------------          ----------------------------------------------------------
Balance at January 31, 1999               $ 51,669  $ 585,394              $   194,931    $ (70,787)  $ (12,092) $(113,579) $635,536
                                         =======================          ==========================================================




          See accompanying notes to consolidated financial statements.

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2000
                                   (Unaudited)

(a)  Reorganization under Chapter 11

     On June 7, 1999, Harnischfeger Industries, Inc. (the "Company") and substantially all of its domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and orders for relief were entered. The Debtors include the Company's principal domestic operating subsidiaries, P&H Mining Equipment ("P&H") and Joy Mining Machinery ("Joy"), as well as Beloit Corporation ("Beloit"). The Company's Pulp and Paper Machinery segment owned by Beloit and its subsidiaries (the "Beloit Segment") is presented as a discontinued operation as is more fully discussed in Note (c) - Discontinued Operations. The Debtors' Chapter 11 cases are being jointly administered for procedural purposes only under case number 99-2171. The issue of substantive consolidation of the Debtors has not been addressed. Unless Debtors are substantively consolidated under a confirmed plan of reorganization, payment of prepetition claims of each Debtor may substantially differ from payment of prepetition claims of other Debtors.

     The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, actions to collect prepetition indebtedness of the Debtors and other contractual obligations of the Debtors generally may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional prepetition claims may arise from such rejections, and from the determination by the Bankruptcy Court (or as agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. From time to time since the Chapter 11 filing, the Bankruptcy Court has approved motions allowing the Company to reject certain business contracts that were deemed burdensome or of no value to the Company. As of March 16, 2000, the Debtors had not completed their review of all their prepetition executory contracts and leases for assumption or rejection. See Note (f) - Liabilities Subject to Compromise.

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

     The Company has the exclusive right, until June 8, 2000, subject to meeting certain milestones regarding delivery to the Official Committee of Unsecured Creditors of a business plan, a plan of reorganization term sheet and certain portions of a disclosure statement prior to that time, to file a plan of reorganization. Such period may be extended at the discretion of the Bankruptcy Court. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e., more than 50% of the number and at least 66-2/3% of the dollar amount, both based on claims actually voted) of each class of creditors and equity holders whose claims are impaired by the plan. Alternatively, absent the requisite approvals, the Company may seek Bankruptcy Court approval of its reorganization plan under "cramdown" provisions of the Bankruptcy Code, assuming certain tests are met. If the Company fails to submit a plan of reorganization within the exclusivity period prescribed or any extensions thereof, any creditor or equity holder will be free to file a plan of reorganization with the Bankruptcy Court and solicit acceptances thereof.

     February 29, 2000 was set as the last date creditors may file proofs of claim under the Bankruptcy Code. There may be differences between the amounts recorded in the Company's schedules and financial statements and the amounts claimed by the Company's creditors. Litigation may be required to resolve such disputes.

     The Company will continue to incur significant costs associated with the reorganization. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect results while the Company operates under Chapter 11. See Note (d) - Reorganization Items.

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

(b)  Basis of Presentation

     The accompanying Consolidated Financial Statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and does not reflect adjustments that might result if the Debtors are unable to continue as going concerns. As a result of the Debtors' Chapter 11 filings, such matters are subject to significant uncertainty. The Debtors intend to file a plan of reorganization with the Bankruptcy Court. Continuing on a going concern basis is dependent upon, among other things, the Debtors' formulation of an acceptable plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. Other than recording the estimated loss on the disposal of the Beloit discontinued operations in the fourth quarter of fiscal 1999, the Consolidated Financial Statements do not reflect: (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority; (c) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of a confirmed plan of reorganization; or (d) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

     The Company's financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code," issued November 19, 1990 ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company.

     In the opinion of management, all adjustments necessary for the fair presentation on a going concern basis of the results of operations for the three months ended January 31, 2000 and 1999, cash flows for the three months ended January 31, 2000 and 1999, and financial position at January 31, 2000 have been made. All adjustments made are of a normal recurring nature, except for those more fully discussed in these notes.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

     The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

(c)  Discontinued Operations

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

     On November 7, 1999, the Bankruptcy Court approved procedures and an implementation schedule for the divestiture plan (the "Court Sales Procedures"). Two sales agreements were approved under the Court Sales Procedures on February 1, 2000 and three sales agreements were approved under the Court Sales Procedures on February 8, 2000. These agreements have been entered into by Beloit with respect to the sale of a majority of its businesses and operating assets. Closing on certain of these transactions is subject to regulatory approval and the completion of information satisfactory to the applicable buyer concerning certain representations and warranties made by Beloit. Closings on two of the five approved sales agreements took place subsequent to January 31, 2000. The Company expects that closings on the remainder of these sales agreements will occur by the end of the second quarter of fiscal 2000. Additionally, Beloit has agreed to sell the stock of its Brazilian subsidiary, subject to the approval of the Bankruptcy Court.

     The Company has classified this segment as a discontinued operation in its Consolidated Financial Statements as of October 31, 1999 and has,
     accordingly, restated its consolidated statements of operations and statement of cash flow for prior periods. Revenues for this segment were $81.4 million for the three months ended January 31, 2000 and $191.8 million for the comparable period in 1999. Loss from discontinued operations was $16.0 million for the three months ended January 31,1999. During fiscal 1999, the Company recorded an estimated loss of $529.0 million on the disposal of the Beloit Segment including an accrual for estimated operating losses to be incurred by the Beloit Segment subsequent to October 31, 1999. The Segment's estimated operating loss of $27.5 million for the three months ended January 31, 2000 has been charged against this accrual. As of March 16, 2000, the Company believes that the estimated loss on the disposal of the Beloit Segment does not require adjustment.


(d)  Reorganization Items

     Reorganization expenses are comprised of items of income, expense and loss that were realized or incurred by the Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code. During the first quarter of fiscal 2000, reorganization expenses related to continuing operations were as follows:

       In thousands
       ---------------------------------------------------------------

       Professional fees directly related to the filing        $ 7,810
       Amortization of DIP financing costs                       1,875
       Accrued retention plan costs                              2,190
       Interest earned on DIP proceeds                            (302)
                                                            ----------
                                                              $ 11,573
                                                            ==========

(e)  Restructuring Charges

     During the first quarter of fiscal 2000, restructuring charges of $6.3 million were recorded for rationalization of certain of Joy's original equipment manufacturing capacity in the United Kingdom. These charges were made primarily for severance of approximately 195 employees. Charges of $7.2 million were recorded in the third quarter of fiscal 1999 for the impairment of certain assets associated with this capacity rationalization. Additional future cash charges of approximately $1.6 million in connection with continuing cost reduction initiatives are expected to be incurred in fiscal 2000.

     Details of these restructuring charges are as follows:

            In thousands
     ------------------------------------------------------------------------

                             Reserve at  Additional    Reserve    Reserve at
                              10/31/99    Reserve      Utilized    1/31/00
                              -------   -----------    --------    -------

     Employee severance       $ 4,009   $     5,748   $   1,317   $ 8,440
     Facility closures          7,270           563        --       7,833
                              -------   -----------   ---------   -------
     Total                    $11,279   $     6,311   $   1,317   $16,273
                              =======   ===========   =========   =======


The accrued severance costs of $8.4 million include expected cash expenditures of $7.2 million to be paid during the remainder of the fiscal 2000. In addition to the amounts reserved, Joy expects to incur capital expenditures of approximately $2.2 million and expenses of approximately $0.7 million for moving equipment and inventory in connection with the U.K. restructuring.


(f)  Liabilities Subject to Compromise

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. Additional prepetition claims may arise from rejection of additional executory contracts or unexpired leases by the Company. Under a confirmed plan of reorganization, prepetition claims may be paid and discharged at amounts substantially less than their allowed amounts. The issue of substantive consolidation of the Debtors has not been addressed. Unless Debtors are substantively consolidated under a confirmed plan of reorganization, payment of prepetition claims of each Debtor may substantially differ from payment of prepetition claims of other Debtors.

     Recorded liabilities:

     On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings consisted of the following:


                                                               January 31, 2000                     October 31, 1999
                                                        ----------------------------------  -----------------------------------

                                                       Continuing  Discontinued             Continuing  Discontinued
In thousands                                           Operations   Operations     Total    Operations   Operations    Total
------------------------------------------------------------------------------------------- -----------------------------------

Trade accounts payable                                  $   94,806  $  145,955  $  240,761  $   95,950  $  145,955  $  241,905
Accrued interest expense, as of June 6, 1999                17,315          15      17,330      17,315          15      17,330
Accrued executive changes expense                            8,518        --         8,518       8,518        --         8,518
Put obligation to preferred shareholders of subsidiary       5,457        --         5,457       5,457        --         5,457
8.9% Debentures, due 2022                                   75,000        --        75,000      75,000        --        75,000
8.7% Debentures, due 2022                                   75,000        --        75,000      75,000        --        75,000
7 1/4% Debentures, due 2025
           (net of discount of $1,214 and 1,218)           148,786        --       148,786     148,782        --       148,782
6 7/8% Debentures, due 2027
           (net of discount of $99 and $100)               149,901        --       149,901     149,900        --       149,900
Senior Notes, Series A through D, at interest rates of
           between 8.9% and 9.1%, due 1999 to 2006          69,546        --        69,546      69,546        --        69,546
Revolving credit facility                                  500,000        --       500,000     500,000        --       500,000
IRC lease (Princeton Paper)                                   --        54,000      54,000        --        54,000      54,000
APP claims                                                    --        46,000      46,000        --        46,000      46,000
Industrial Revenue Bonds, at interest rates of between
          5.9% and 8.8%, due 1999 to 2017                   18,615      14,128      32,743      18,615      14,128      32,743
Notes payable                                               20,000        --        20,000      20,000        --        20,000
Other                                                        9,478        --         9,478       9,471        --         9,471
Advance payments and progress billing                         --       125,696     125,696        --       125,696     125,696
Accrued warranties                                            --        34,054      34,054        --        34,054      34,054
Minority interest                                             --        21,536      21,536        --        21,536      21,536
Pension and other                                             --        53,422      53,422        --        53,422      53,422
                                                        ----------  ----------  ----------  ----------  ----------  ----------
                                                        $1,192,422  $  494,806  $1,687,228  $1,193,554  $  494,806  $1,688,360
                                                        ==========  ==========  ==========  ==========  ==========  ==========


     As a result of the bankruptcy filing, principal and interest payments may not be made on prepetition debt without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been approved. The total interest on prepetition debt that was not paid or charged to earnings for the period from June 7, 1999 to January 31, 1999 was $50.4 million, of which $19.2 million relates to the first quarter of fiscal 2000. Such interest is not being accrued since it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to unsecured claims.

     Contingent liabilities:

     Contingent liabilities as of the Chapter 11 filing date are also subject to compromise. At January 31, 2000, the Company was contingently liable to banks, financial institutions and others for approximately $297.6 million ($311.2 million as of October 31, 1999) for outstanding letters of credit, bank guarantees, surety bonds and other guarantees securing performance of sales contracts and other obligations in the ordinary course of business. Of the $297.6 million: approximately $158.6 million (October 31, 1999 $168.7 million) was issued by the Company on behalf of Beloit matters; approximately $179.6 million were issued by Debtor entities prior to the bankruptcy filing; and $71.2 million (October 31, 1999 $48.8 million) were issued under the DIP Facility. Additionally, there were $46.8 million (October 31, 1999 $48.5 million) of outstanding letters of credit or other guarantees issued by non-US banks for non-US subsidiaries. Approximately $12.5 million of the approximtely $297.6 million was accrued in fiscal 1999 as part of the loss on discontinued Beloit operations.

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

     In fiscal 1996 and 1997, Beloit's Asian subsidiaries received orders for four fine papermaking machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600.0 million. The first two machines were substantially paid for and installed at APP facilities in Indonesia. Beloit sold approximately $44.0 million of receivables from APP on these first two machines to a financial institution. Beloit agreed to repurchase the receivables in the event APP defaulted on the receivables and the Company guaranteed this repurchase obligation. As of March 16, 2000, the Company believes APP was not in default with respect to the receivables. The machines are currently in the start-up/optimization phase and are required to meet certain contractual performance tests. The contracts provide for potential liquidated damages, including performance damages, in certain circumstances. Beloit has had discussions with APP on certain claims and back charges on the first two machines.

     The two remaining machines were substantially manufactured by Beloit. Beloit received a $46.0 million down payment from APP and the Company had letters of credit issued to APP in the amount of the down payment. In addition, Beloit repurchased various notes receivable issued by APP in December 1998 and February 1999 of $2.8 million and $16.2 million, respectively, which had previously been sold to a financial institution.

     On December 15, 1998, Beloit's Asian subsidiaries declared APP in default on the contracts for the two remaining machines. On December 16, 1998, Beloit's Asian subsidiaries filed for arbitration in Singapore for the full payment from APP for the second two machines plus at least $125.0 million in damages and delay costs.

     On December 16, 1998, APP filed a notice of arbitration in Singapore against Beloit's Asian subsidiaries seeking a full refund of approximately $46.0 million paid to Beloit's Asian subsidiaries for the second two machines. APP also sought recovery of other damages it alleged were caused by Beloit's Asian subsidiaries' claimed breaches. As of January 31, 2000, the $46.0 million was included in liabilities subject to compromise. In addition, APP sought a declaration in the arbitration that it has no liability under certain promissory notes. APP subsequently filed an additional notice of arbitration in Singapore against Beloit seeking the same relief on the grounds that Beloit was a party to the Beloit Asian subsidiaries' contracts with APP and was also a guarantor of the Beloit Asian subsidiaries' performance of those contracts. Also, APP filed for and received an injunction from the Singapore courts that prohibited Beloit from acting on the notes receivable from APP except in the Singapore arbitration. APP attempted to draw on approximately $15.9 million of existing letters of credit issued by Banca Nazionale del Lavaro ("BNL") in connection with the down payments on the contracts for the second two machines. The Company filed for and received a preliminary injunction that prohibited BNL from making payment under the draw notice. The Company placed funds on deposit with BNL to provide for payment under the letters of credit.

     On March 3, 2000, the Company announced the signing of a definitive agreement to settle disputes and related pending arbitration and legal proceedings with APP regarding the second two machines. Under the settlement, APP will pay $135.0 million to Beloit and the $15.9 million the Company deposited with BNL with respect to the related letters of credit will be released to the Company. The $15.9 million has been classified as other assets in the Company's consolidated financial statements. The $135.0 million is to be paid $25.0 million in cash and $110.0 million in a three-year note issued by an APP subsidiary and guaranteed by APP. The note is to be governed by an indenture and bear a fixed interest rate of 15%. Beloit intends to sell the note to a third party for fair market value. The settlement is subject to the satisfaction of certain conditions, including Bankruptcy Court approval. As part of the settlement, Beloit will retain the $46.0 million down payment it received from APP for the second two papermaking machines and APP will release all rights with respect to letters of credit issued for the aggregate amount of the down payment for the second two papermaking machines. APP will acquire certain components and spare parts produced or acquired by Beloit in connection with the two papermaking machines on an "as is, where is" basis. In addition, Beloit will return to APP certain promissory notes given to Beloit by APP. The notes were initially issued in the amount of $59.0 million and have a current aggregate principal balance of $19.0 million. The cash and note are to be delivered within three days of Bankruptcy Court approval but not before March 31, 2000. The value of the settlement will be reflected in the Company's consolidated financial statements during the period Beloit and the Company receive the cash and note.

     The Company and certain of its present and former senior executives have been named as defendants in a class action, captioned In re: Harnischfeger Industries, Inc. Securities Litigation, in the United States District Court for the Eastern District of Wisconsin. This action seeks damages in an unspecified amount on behalf of an alleged class of purchasers of the Company's common stock, based principally on allegations that the Company's disclosures with respect to the Indonesian contracts of Beloit discussed above violated the federal securities laws. As regards the Company, this matter is stayed by the automatic stay imposed by the Bankruptcy Code. The Company is seeking to extend the stay to include the other defendants in the litigation. Because the Company's motion has not yet been resolved, this litigation is currently stayed.

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

(g)  Borrowings and Credit Facilities

     Borrowings consisted of the following:

                                                   January 31,  October 31,
     In thousands                                      2000         1999
     -------------------------------------------   -----------  ------------

     Domestic:
     DIP Facility                                   $ 217,000    $ 167,000
     Other                                                232          227

     Foreign:
     Australian Term Loan, due 2000                    56,960       57,734
     Short term notes payable and bank overdrafts      81,723       86,539
     Other                                              2,357        1,165
                                                    ---------    ---------
                                                      358,272      312,665
     Less:  Amounts due within one year              (139,022)    (144,568)
                                                    ---------    ---------

     Long-term Obligations                          $ 219,250    $ 168,097
                                                    =========    =========


Debtor-in-Possession Financing

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

Proceeds from the DIP Facility may be used to fund postpetition working capital and for other general corporate purposes during the term of the DIP Facility and to pay up to $35 million of prepetition claims of critical vendors. The Company is permitted to make loans and issue letters of credit in an aggregate amount not to exceed $240 million to foreign subsidiaries for specified limited purposes, including up to $90 million for working capital needs of foreign subsidiaries and $110 million of loans and $110 million of letters of credit for support or repayment of existing credit facilities. The Company may use up to $40 million (of the $240 million) to issue stand-by letters of credit to support foreign business opportunities. Beginning August 1, 1999, the DIP Facility imposes monthly minimum EBITDA tests and quarterly limits on capital expenditures. At January 31, 2000, $217 million in direct borrowings had been drawn under the DIP Facility and classified as a long-term obligation and letters of credit in the face amount of $52.6 million had been issued under the DIP Facility. The Debtors are jointly and severally liable under the DIP Facility.

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

In proceedings filed with the Bankruptcy Court, the Company agreed with the Official Committee of Unsecured Creditors appointed by the U.S. Trustee (the "Creditors Committee") and with MFS Municipal Income Trust and MFS Series Trust III (collectively, the "MFS Funds"), holders of certain debt issued by Joy, to a number of restrictions regarding transactions with foreign subsidiaries and
Beloit:

o The Company agreed to give at least five days prior written notice to the Creditors Committee and to the MFS Funds of the Debtors' intention to (a) make loans or advances to, or investments in, any foreign subsidiary for working capital purposes in an aggregate amount in excess of $90 million;
     (b) make loans or advances to, or investments in, any foreign subsidiary to repay the existing indebtedness or cause letters of credit to be issued in favor of a creditor of a foreign subsidiary in an aggregate amount, cumulatively, in excess of $30 million; or (c) make postpetition loans or advances to, or investments in, Beloit or any of Beloit's subsidiaries in excess of $115 million. In September 1999, the Company notified the Creditors Committee and MFS Funds that it intended to exceed the $115 million amount. The Company subsequently agreed, with the approval of the Bankruptcy Court, to provide the Creditors Committee with weekly cash requirement forecasts for Beloit, to restrict funding of Beloit to forecasted amounts, to provide the Creditors Committee access to information about the Beloit divestiture and liquidation process, and to consult with the Creditors Committee regarding the Beloit divestiture and liquidation process.

o In addition, the Company agreed to give notice to the Creditors Committee and to the MFS Funds with respect to any liens created by or on a foreign subsidiary or on any of its assets to secure any indebtedness.

o The Company agreed to notify the MFS Funds of any reduction in the net book value of Joy of ten percent or more from $364 million after which MFS would be entitled to receive periodic financial statements for Joy. During fiscal 1999, MFS Funds became entitled to receive periodic financial statements for Joy.

The plan to dispose of the Beloit Segment necessitated obtaining a waiver from the Chase Manhattan Bank. In light of the Company's plan in October 1999 to dispose of this segment, the minimum EBITDA tests were no longer consistent with the Company's continuing operations. As of January 31, 2000, the Company and The Chase Manhattan Bank entered into a Waiver and Amendment Letter which waives compliance with certain negative covenants of the DIP Facility as they relate to the sale of the assets of Beloit and amends the EBITDA tests in the DIP Facility to levels that are appropriate for the Company's continuing businesses. The Waiver and Amendment Letter also waives the provisions of the DIP Facility which otherwise would require conversion of revolving borrowings to term loans. Continuation of unfavorable business conditions or other events could require the Company to seek further modifications or waivers of certain covenants of the DIP Facility. In such event, there is no certainty that the Company would obtain such modifications or waivers to avoid default under the DIP Facility.

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

Foreign Credit Facilities

One of the Company's Australian subsidiaries maintains a committed three-year A$90.0 million (US$57.0 million) term loan facility with a group of four banks at a floating interest rate expressed in relation to Australian dollar denominated Bank Bills of Exchange. As of January 31, 2000, the loan was fully drawn. As a result of the Company's filing for Chapter 11 bankruptcy protection, the subsidiary is in default of the loan conditions and a notice of default has been issued by the banks. This situation renders the loan repayable on demand. The balance outstanding is classified as a current liability.

As of January 31, 2000, short-term bank credit lines of foreign subsidiaries amounted to $106.7 million. Outstanding borrowings against these were $81.7 million as of January 31, 2000 compared with $86.5 million as at October 31, 1999. There were no compensating balance requirements under these lines of credit. Of the amount borrowed, approximately $30.1 million was in default as of January 31, 2000 either as result of the Company having commenced bankruptcy proceedings in the U.S. or due to breaches of loan covenants by the local subsidiary. This has rendered the loans concerned repayable on demand. Discussions are in process with the banks concerned, with the objective of re-negotiating the terms of the borrowings and curing the defaults. However, no agreements were in place as of the date of this report and there can be no
assurances  that  the  negotiations   will  result  in  modifications  to  these
facilities.


(h)  Income Taxes

The income tax provision (benefit) recognized in the Company's consolidated statement of operations differs from the income tax provision (benefit) computed by applying the statutory federal income tax rate to the income or loss from continuing operations for the three months ended January 31, 2000 due to an additional valuation allowance on deferred tax benefits, state taxes and differences in foreign and U.S. tax rates.

The Company believes that realization of net operating loss and tax credit benefits in the near term is unlikely. Should the Company's plan of reorganization result in a significantly modified capital structure, the Company would be required to apply fresh start accounting pursuant to the requirements of SOP 90-7. Under fresh start accounting, realization of net operating loss and tax credit benefits will first reduce any reorganization goodwill until exhausted and thereafter be reported as additional paid in capital.

(i)  Inventories

     Consolidated inventories consisted of the following:

                                         January 31,    October 31,
In thousands                                2000           1999
------------------------------------    -----------   -----------
Finished goods                            $ 248,374    $ 205,959
Work in process and purchased parts         195,543      256,697
Raw materials                                35,352       34,271
                                          ---------    ---------
                                            479,269      496,927
Less excess of current cost over stated
    LIFO value                              (49,272)     (49,272)
                                          ---------    ---------
                                          $ 429,997    $ 447,655
                                          =========    =========


     Inventories valued using the LIFO method represented approximately 66% and 71% of consolidated inventories at January 31, 2000 and October 31, 1999, respectively.

(j)  Earnings Per Share

     The following table sets forth the reconciliation of the numerators and denominators used to calculate the basic and diluted earnings per share:

                                                        Three Months Ended
                                                            January 31,
                                                   -----------------------------
In thousands except per share amounts                   2000          1999 (1)
-------------------------------------------        ---------------  ------------

Basic Earnings (Loss):
-------------------------------------------
Loss from continuing operations                      $(17,546)       $   (386)
Loss from discontinued operation                         --           (16,013)
                                                     --------        --------
Net loss                                             $(17,546)       $(16,399)
                                                     ========        ========

Basic weighted average common shares outstanding       46,516          45,916
                                                     ========        ========


Basic Earnings (Loss) Per Share:
--------------------------------------------
Loss from continuing operations                      $  (0.38)      $  (0.01)
Loss from discontinued operation                         --            (0.35)
                                                     --------        --------
Net loss                                             $  (0.38)      $  (0.36)
                                                     ========        ========


Diluted Earnings (Loss):
---------------------------------------------
Loss from continuing operations                      $(17,546)      $   (386)
Loss from discontinued operation                         --          (16,013)
Net loss                                             $(17,546)      $(16,399)
                                                     ========       ========

Basic weighted average common shares outstanding       46,516         45,916
Assumed exercise of stock options                        --             --
                                                     --------       --------
Diluted weighted average common shares outstanding     46,516         45,916
                                                     ========       ========

Diluted Earnings (Loss) Per Share:
----------------------------------------------
Loss from continuing operations                      $  (0.38)      $ (0.01)
Loss from discontinued operation                         --           (0.35)
                                                      --------      -------
Net loss                                             $  (0.38)      $ (0.36)
                                                      ========      ========

----------
(1) Amounts for the three months ended January 31, 1999 have been restated to reflect the discontinued Beloit operation.


     Options to purchase common stock were not included in the computation of diluted earnings per share because the additional shares would reduce the loss per share amount and, therefore, the effect would be anti-dilutive.

(k)  Segment Information

     Business Segment Information

     At January 31, 2000, the Company had two reportable segments, Surface Mining Equipment and Underground Mining Machinery. Operating income (loss) of segments does not include interest income or expense and provision (benefit) for income taxes. There are no significant intersegment sales. Identifiable assets are those used in the Company's operations in each segment. Corporate assets consist primarily of property, deferred financing costs, pension assets and cash.


In thousands
-----------------------------------  ---------------------------------------------------------------------------
                                         Net       Operating       Depreciation and     Capital     Identifiable
                                        Sales     Income (Loss)    Amortization      Expenditures      Assets
                                      ----------  -------------    -------------    --------------  ------------
Three months ended January 31, 2000
Surface Mining                        $  121,133   $    9,457       $    4,030      $    4,704      $  416,509
Underground Mining                       164,154          641(1)         7,430           1,444         908,805
                                      ----------   ----------       ----------      ----------       ---------
       Total continuing operations       285,287       10,098           11,460           6,148       1,325,314
Discontinued operations                     --           --               --              --           278,000
Reorganization item                         --        (11,573)            --              --             --
Corporate                                   --         (4,304)           2,186            --            85,527
                                      ----------   ----------       ----------      ----------      ----------

   Consolidated Total                 $  285,287   $   (5,779)      $   13,646      $    6,148      $1,688,841
                                      ==========    ==========      ==========      ==========      ==========

Three months ended January 31, 1999
Surface Mining                        $  110,562   $   11,007       $    4,295      $    1,376      $  432,342
Underground Mining                       153,875        4,090            6,180           8,657       1,026,956
                                      ----------   ----------       ----------      ----------      ----------
      Total continuing operations        264,437       15,097           10,475          10,033       1,459,298
Discontinued operations                     --           --               --             --          1,319,897
Corporate                                   --         (4,313)             359           --             87,978
                                      ----------   ----------       ----------      ----------      ----------
       Consolidated Total             $  264,437   $   10,784       $   10,834      $   10,033      $2,867,173
                                      ==========   ==========       ==========      ==========      ==========

-------------------------

(1)  After  restructuring  charge  of  $6,311 - see  Note  (e) --  Restructuring
     Charges.




Geographical Segment Information

In thousands
----------------------------------    --------------------------------------------------------------------------------------
                                                                            Sales to
                                           Total          Interarea       Unaffiliated       Operating        Identifiable
                                           Sales            Sales          Customers       Income (Loss)         Assets
                                      ---------------  ---------------  ---------------   ---------------   ----------------
Three months ended January 31, 2000
United States                         $   198,194      $   (24,192)     $   174,002       $    10,508         $ 1,309,296
Europe                                     49,722          (19,387)          30,335            (2,062)            343,845
Other Foreign                              87,803           (6,853)          80,950             7,496             298,174
Interarea Eliminations                    (50,432)          50,432             --              (5,844)           (626,001)
                                      -----------      -----------      -----------        -----------        -----------
                                      $   285,287      $      --        $   285,287       $    10,098         $ 1,325,314
                                      ===========      ===========      ===========        ===========        ===========

Three months ended January 31, 1999
United States                         $   177,169      $   (30,618)     $   146,551       $    14,224         $ 1,332,242
Europe                                     53,447          (15,704)          37,743             4,204             365,385
Other Foreign                              83,501           (3,358)          80,143             2,997             341,492
Interarea Eliminations                    (49,680)          49,680             --              (6,328)           (579,821)
                                      -----------      -----------      -----------       -----------         -----------
                                      $   264,437      $      --        $   264,437       $    15,097         $ 1,459,298
                                      ===========      ===========      ===========       ===========         ===========


(l)  Condensed Combined Financial Statements

     The following condensed combined financial statements are presented in accordance with SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code:

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                        CONDENSED COMBINED CONSOLIDATING
                        --------------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------
                           FOR THE THREE MONTHS ENDED
                                JANUARY 31, 2000


                                                Entities in     Entities not in
                                              Reorganization     Reorganization                            Combined
In thousands                                    Proceedings       Proceedings        Eliminations        Consolidated
------------------------------------          ----------------  -----------------  -----------------  --------------------
Revenues
Net sales                                      $ 198,194         $  137,525          $ (50,432)         $ 285,287
Other income                                      (5,097)            (6,648)            12,822              1,077
                                               ---------          ---------          ---------          ---------
                                                 193,097            130,877            (37,610)           286,364
Cost of sales, including anticipated
        losses on contracts                      155,428            111,003            (44,588)           221,843
Product development, selling
        and administrative expenses               37,749             14,667               --               52,416
Reorganization items                              11,573               --                 --               11,573
Restructuring charge                                --                6,311               --                6,311
                                               ---------          ---------          ---------          ---------
Operating  loss                                  (11,653)            (1,104)             6,978             (5,779)

Interest expense - net                            (5,615)            (2,978)              --               (8,593)
                                               ---------          ---------          ---------          ---------
Loss before benefit (provision) for income
       taxes and minority interest               (17,268)            (4,082)             6,978            (14,372)

Benefit (provision) for income taxes              (2,666)              (334)              --               (3,000)

Minority interest                                   --                  --                (174)              (174)

Equity in income of subsidiaries                   2,800                 78             (2,878)              --
                                               ---------          ---------          ---------          ---------

Net loss                                         (17,134)            (4,338)             3,926            (17,546)
                                               =========          =========          =========          =========


                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                        CONDENSED COMBINED CONSOLIDATING
                                  BALANCE SHEET
                             AS OF JANUARY 31, 2000


                                            Entities in       Entities not in
                                           Reorganization      Reorganization                             Combined
In thousands                                Proceedings         Proceedings        Eliminations         Consolidated
--------------------------------          -----------------   -----------------  ------------------   -----------------
                    ASSETS
Current Assets:
  Cash and cash equivalents                $    35,295          $  20,782         $      --              $  56,077
  Accounts receivable-net                      112,851             97,034               (1,722)            208,163
  Intercompany receivables                   1,718,109            253,447           (1,971,556)              --
  Inventories                                  271,659            183,559              (25,221)            429,997
  Prepaid income taxes                          (3,916)             3,916                --                  --
  Other current assets                          11,157             41,915                 (570)             52,502
                                           -----------         -----------         -----------         -----------
                                             2,145,155            600,653           (1,999,069)            746,739

Assets of discontinued Beloit operations       278,000               --                   --               278,000

Property, Plant and Equipment-Net              141,785             64,811                 --               206,596

Intangible assets                              160,907            236,843               (8,213)            389,537

Deferred income taxes                             (572)              --                    572                --

Investment in subsidiaries                   1,244,560            890,358           (2,134,918)               --

Other assets                                    64,435              2,655                  879              67,969
                                           -----------        -----------          -----------         -----------
                                           $ 4,034,270        $ 1,795,320          $(4,140,749)        $ 1,688,841
                                           ===========        ===========          ===========         ===========


                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                        CONDENSED COMBINED CONSOLIDATING
                                  BALANCE SHEET
                             AS OF JANUARY 31, 2000

                                                 Entities in     Entities not in
                                                Reorganization    Reorganization                         Combined
In thousands                                     Proceedings        Proceedings     Eliminations       Consolidated
----------------------------------------------  ----------------- ---------------  ------------------ ------------------
Liabilities and Shareholders' Deficit
Current Liabilities:
  Short-term notes payable, including current
    portion of long-term obligations            $         7       $ 139,015        $      --             $   139,022
  Trade accounts payable                             26,700          29,729               --                  56,429
  Intercompany accounts payable                   1,566,127         405,429         (1,971,556)                 --
  Employee compensation and benefits                 38,609           8,148               --                  46,757
  Advance payments and progress billings             17,321          29,586               --                  46,907
  Accrued warranties                                 25,388          13,305               --                  38,693
  Other current liabilities                         171,581          66,088            (10,895)              226,774
                                                -----------     -----------        -----------           -----------
                                                  1,845,733         691,300         (1,982,451)              554,582

Long-term Obligations                               217,225           2,025               --                 219,250

Other non-current liabilities
   Liability for post-retirement benefits and
      accrued pension costs                          53,978           3,042             (7,079)               49,941
   Deferred income taxes                             (2,145)          2,145               --                    --
   Other liabilities                                  8,093              52               --                   8,145
                                                 ----------     -----------         ----------            ----------
                                                     59,926           5,239             (7,079)               58,086

Liabilities Subject to Compromise                 1,192,422            --                 --               1,192,422

Liabilities of discontinued Beloit operations       519,897         184,771               --                 704,668

Minority Interest                                      --              --               6,625                  6,625

Shareholders' Deficit:
  Common stock                                       55,482         693,993          (697,806)                51,669
  Capital in excess of par value                  2,027,022          77,854        (1,532,661)               572,215
  Retained earnings                              (1,682,179)        191,232             4,463             (1,486,484)
  Accumulated comprehensive loss                   (101,121)        (51,094)           68,160                (84,055)
  Less:
      Stock Employee Compensation Trust              (1,254)           --               --                    (1,254)
      Treasury stock                                (98,883)           --               --                   (98,883)
                                                 -----------    -----------       -----------            -----------
                                                    199,067         911,985        (2,157,844)            (1,046,792)
                                                 -----------    -----------       -----------            -----------
                                                $ 4,034,270     $ 1,795,320       $(4,140,749)           $ 1,688,841
                                                ===========     ===========       ===========            ===========


                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                   CONDENSED COMBINED CONSOLIDATING CASH FLOW
                             FOR THE THREE MONTHS ENDED
                                JANUARY 31, 2000


                                                 Entities in     Entities not in
                                                Reorganization    Reorganization      Combined
In thousands                                     Proceedings        Proceedings     Consolidated
----------------------------------------------  ----------------- ---------------  ----------------

Net cash provided (used) by continuing
   operating activities                           $(15,168)          $ 12,295        $    (2,873)
Investment and Other Transactions:
  Property, plant and equipment acquired            (5,585)              (563)            (6,148)
  Property, plant and equipment retired              2,724                 72              2,796
  Other - net                                       (3,254)            (1,773)            (5,027)
                                                  --------           --------        -----------
    Net cash used by investment and other
      transactions                                  (6,115)            (2,264)            (8,379)
Financing Activities:
   Borrowings under DIP facility                    50,000                --              50,000
   Net issuance of long-term obligations              --                1,096              1,096
   Decrease in short-term notes payable - net         --               (3,470)            (3,470)
                                                   -------           --------         ----------
    Net cash provided by financing activities       50,000             (2,374)            47,626
Effect of exchange rate changes on cash and
    cash equivalents                                  --                 (153)              (153)
Cash used in discontinued operations               (23,597)           (14,000)           (37,597)
                                                   -------           --------           --------
Increase (decrease) in cash and cash equivalents     5,120             (6,496)            (1,376)
Cash and cash equivalents at beginning of period    30,175             27,278             57,453
                                                   -------           --------            -------
Cash and cash equivalents at end of period         $35,295           $ 20,782           $56,077
                                                   =======           ========            =======


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Three Months Ended January 31, 2000 and 1999

On June 7, 1999, Harnischfeger Industries, Inc. (the "Company") and substantially all of its domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and orders for relief were entered. The Debtors include the Company's principal domestic operating subsidiaries, P&H Mining Equipment ("P&H") and Joy Mining Machinery ("Joy"), as well as Beloit Corporation ("Beloit"). Beloit is presented as a discontinued operation as is more fully discussed in Note (c) - Discontinued Operations included in Item 1 - Financial Statements. The Debtors' Chapter 11 cases are jointly administered for procedural purposes only under case number 99-2171. The issue of substantive consolidation of the Debtors has not been addressed. Unless Debtors are substantively consolidated under a confirmed plan of reorganization, payment of prepetition claims of each Debtor may substantially differ from payment of prepetition claims of other Debtors.

The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, actions to collect prepetition indebtedness of the Debtors and other contractual obligations of the Debtors generally may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional prepetition claims may arise from such rejections, and from the determination by the Bankruptcy Court (or as agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. From time to time since the Chapter 11 filing, the Bankruptcy Court has approved motions allowing the Company to reject certain business contracts that were deemed burdensome or of no value to the Company. As of March 16, 2000, the Debtors had not completed their review of all their prepetition executory contracts and leases for assumption or rejection. See also Note (f) - Liabilities Subject to Compromise included in Item 1 - Financial Statements.

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

The Company has the exclusive right, until June 8, 2000, subject to meeting certain milestones regarding delivery to the Official Committee of Unsecured Creditors of a business plan, a plan of reorganization term sheet and certain portions of a disclosure statement prior to that time, to file a plan of reorganization. Such period may be extended at the discretion of the Bankruptcy Court. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e., more than 50% of the number and at least 66-2/3% of the dollar amount, both based on claims actually voted) of each class of creditors and equity holders whose claims are impaired by the plan. Alternatively, absent the requisite approvals, the Company may seek Bankruptcy Court approval of its reorganization plan under "cramdown" provisions of the Bankruptcy Code, assuming certain tests are met. If the Company fails to submit a plan of reorganization within the exclusivity period prescribed or any extensions thereof, any creditor or equity holder will be free to file a plan of reorganization with the Court and solicit acceptances thereof.

February 29, 2000 was set as the last date creditors may file proofs of claim under the Bankruptcy Code. There may be differences between the amounts recorded in the Company's schedules and financial statements and the amounts claimed by the Company's creditors. Litigation may be required to resolve such disputes.

The Company will continue to incur significant costs associated with the reorganization. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect results while the Company operates under Chapter 11. See Note (d) - Reorganization Items included in Item 1 - Financial Statements.

Currently, it is not possible to predict the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effects of the proceedings on the business of the Company or on the interests of the various creditors and security holders. Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until the end of the case when the fair value of the Company's assets is compared to the liabilities and claims against the Company. There can be no assurance as to what value, if any, will be ascribed to the common stock in the bankruptcy proceedings. The U.S. Trustee for the District of Delaware has appointed an Official Committee of Equity Holders to represent shareholders in the proceedings before the Bankruptcy Court.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and does not reflect adjustments that might result if the Debtors are unable to continue as going concerns. As a result of the Debtors' Chapter 11 filings, such matters are subject to significant uncertainty. The Debtors intend to file a plan of reorganization with the Bankruptcy Court. Continuing on a going concern basis is dependent upon, among other things, the Debtors' formulation of an acceptable plan of reorganization, the success of future business operations and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. Other than recording the estimated loss on the disposal of the Beloit discontinued operations in the fourth quarter of fiscal 1999, the Consolidated Financial Statements do not reflect: (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority; (c) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of a confirmed plan of reorganization; or (d) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

The Company's financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code," issued November 19, 1990 ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company.

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


Surface Mining Equipment

Three Months Ended January 31, 2000 as compared to 1999

The following table sets forth certain data with respect to the Surface Mining Equipment segment from the Consolidated Statement of Operations of the Company for the three months ended January 31:

     In thousands                          2000                1999
     --------------------------------------------------------------------

     Net sales                          $ 121,133           $ 110,562
     Operating Profit                   $   9,457           $  11,007
     Bookings                           $ 126,981           $ 102,826


Sales of the Surface Mining Equipment segment were $121.1 million in the first quarter of fiscal 2000, a 10% increase from sales of $110.6 million during the same period of fiscal 1999. Capital sales increased 39%, driven by a 93% increase in sales of electric mining shovels. The increase in electric mining shovel sales resulted from strong sales of a new model mining shovel, expanded product support and other product innovations. This was partially offset by a decrease in sales related to draglines that resulted from generally low commodity prices and a combination of mine closures, production cutbacks at mines and deferral of new mine startups. Aftermarket sales decreased 5% in the first quarter of 2000 as the first quarter of 1999 benefited from carryover parts shipments that were deferred due to the United Steelworkers' strike in Milwaukee during the fourth fiscal quarter of 1998.

Operating profit was $9.5 million or 7.8% of sales in the three months ended January 31, 2000, compared to operating profit of $11.0 million and 10.0% for the corresponding period in 1999. The lower operating profit in the first quarter of 2000 as compared to the first quarter of 1999 was due to decreased aftermarket sales and a lower gross margin mix of parts and services in the first quarter of 2000 versus the first quarter of 1999.

Bookings amounted to $127.0 million in the first quarter of fiscal 2000 compared to $102.8 million during the equivalent period in 1999. The increase is primarily due to increases in demand for P&H's original equipment resulting from product innovation and expanded product support for customers. The P&H order backlog was $99.6 million as of January 31, 2000 compared with $93.8 million at October 31, 1999. These booking and backlog figures exclude customer arrangements under long-term repair and maintenance contracts. In previous financial reports it was the policy of the Company to include two years of estimated value of such arrangements as part of its reported backlog. The total estimated value of long-term repair and maintenance arrangements with P&H customers, which extend for periods of up to thirteen years, amounted to approximately $200 million as of January 31, 2000.

Underground Mining Machinery

Three Months Ended January 31, 2000 as compared to 1999

The following table sets forth certain data with respect to the Underground Mining Machinery segment from the Consolidated Statement of Operations of the Company for the three months ended January 31:

     In thousands                          2000                1999
     --------------------------------------------------------------------

     Net sales                          $ 164,154           $ 153,875
     Operating Profit                   $     641*          $   4,090
     Bookings                           $ 117,461           $ 198,161

     *after restructuring charge of $6.3 million.

Net sales for Joy for the first quarter of 2000 were $10.3 million (7%) higher than sales in the first quarter last year as an increase in new machine shipments in the United States and Australia more than offset a decrease in parts sales in the United States and component repairs and machine rebuilds in the United Kingdom. In the United States, the increase in new machine sales was largely due to the shipment of a $25 million roof support and face conveyor order in the first quarter of fiscal 2000 while in Australia the sale of a longwall shearer and a face conveyor accounted for the increase in new machine sales. Other than these specific transactions, sales of new machines remained soft in the markets served by Joy. The decrease in aftermarket sales mentioned above reflects the decrease in underground coal production caused by an excess supply of coal available in Joy's mature markets.

For the three months ended January 31, 2000, Joy reported an operating profit of $0.6 million compared to an operating profit of $4.1 million for the first quarter of 1999. The reduced operating profit in the first quarter of fiscal 2000 was the result of a $6.3 million restructuring charge (see below). Excluding this restructuring charge, Joy generated $6.9 million of operating profit in the first quarter of fiscal 2000, $2.8 million more than the operating profit for the first quarter of 1999. This improvement in operating results was due to reduced spending as a result of cost reduction actions implemented by Joy over the past eighteen months.

New order bookings in the first quarter of fiscal 2000 were approximately $80 million lower than in the first quarter of the prior year. This decrease resulted from continued softness in sales of new machines in the markets Joy serves, combined with three large roof support orders that were received in the United Kingdom in the first quarter of fiscal 1999 that were not repeated in the first quarter of fiscal 2000. The Joy order backlog was $150.4 million as of January 31, 2000 compared with $190.7 million at October 31, 1999. These booking and backlog figures exclude customer arrangements under long-term repair and maintenance contracts. In previous financial reports it was the policy of the Company to include two years of estimated value of such arrangements as part of its reported backlog. The total estimated value of long-term repair and maintenance arrangements with Joy customers, which extend for periods of up to eight years, amounted to approximately $70 million as of January 31, 2000.

During the first quarter of fiscal 2000, restructuring charges of $6.3 million were recorded for rationalization of certain of Joy's original equipment manufacturing capacity in the United Kingdom. These charges were made primarily for severance of approximately 195 employees. Charges of $7.2 million were recorded in the third quarter of fiscal 1999 for the impairment of certain assets associated with this capacity rationalization. Additional future cash charges of approximately $1.6 million in connection with continuing cost reduction initiatives are expected to be incurred in fiscal 2000.

Details of these restructuring charges are as follows:

In thousands
--------------------------------------------------------------------------------
                     Reserve at       Additional        Reserve       Reserve at
                      10/31/99         Reserve         Utilized         1/31/00
                    -------------   -------------   --------------  ------------

Employee severance    $ 4,009         $ 5,748          $ 1,317         $ 8,440
Facility closures       7,270             563               --           7,833
                      -------         -------          -------         -------
Total                 $11,279         $ 6,311          $ 1,317        $ 16,273
                     ========         =======          =======      ==========


The accrued severance costs of $8.4 million include expected cash expenditures of $7.2 million to be paid during the remainder of the fiscal 2000. In addition to the amounts reserved, Joy expects to incur capital expenditures of approximately $2.2 million and expenses of approximately $0.7 million for moving equipment and inventory in connection with the U.K. restructuring.


Discontinued Operations

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

On November 7, 1999, the Bankruptcy Court approved procedures and an implementation schedule for the divestiture plan (the "Court Sales Procedures"). Two sales agreements were approved under the Court Sales Procedures on February 1, 2000 and three sales agreements were approved under the Court Sales Procedures on February 8, 2000. These agreements have been entered into by Beloit with respect to the sale of a majority of its businesses and operating assets. Closing on certain of these transactions is subject to regulatory approval and the completion of information satisfactory to the applicable buyer concerning certain representations and warranties made by Beloit. Closings on two of the five approved sales agreements took place subsequent to January 31, 2000. The Company expects that closings on the remainder of these sales agreements will occur by the end of the second quarter of fiscal 2000. Additionally, Beloit sold the stock of its Brazilian subsidiary, subject to the approval of the Bankruptcy Court.

The Company has classified this segment as a discontinued operation in its Consolidated Financial Statements as of October 31, 1999 and has, accordingly, restated its consolidated statements of operations and statement of cash flow for prior periods. Revenues for this segment were $81.4 million for the three months ended January 31, 2000 and $191.8 million for the comparable period in 1999. Loss from discontinued operations was $16.0 million for the three months ended January 31, 1999. During fiscal 1999, the Company recorded an estimated loss of $529.0 million on the disposal of the Beloit Segment including an accrual for estimated operating losses to be incurred by the Beloit Segment subsequent to October 31, 1999. The Segment's operating loss of $27.5 million for the three months ended January 31, 2000 has been charged against this accrual. As of March 16, 2000, the Company believes that the estimated loss on the disposal of the Beloit Segment does not require adjustment.

Income Taxes

The income tax provision (benefit) recognized in the Company's consolidated statement of operations differs from the income tax provision (benefit) computed by applying the statutory federal income tax rate to the income or loss from continuing operations for the three months ended January 31, 2000 due to an additional valuation allowance on deferred tax benefits, state taxes and differences in foreign and U.S. tax rates.

The Company believes that realization of net operating loss and tax credit benefits in the near term is unlikely. Should the Company's plan of reorganization result in a significantly modified capital structure, the Company would be required to apply fresh start accounting pursuant to the requirements of SOP 90-7. Under fresh start accounting, realization of net operating loss and tax credit benefits will first reduce any reorganization goodwill until exhausted and thereafter be reported as additional paid in capital.

Liquidity and Capital Resources

Chapter 11 Proceedings

The matters described under this caption "Liquidity and Capital Resources", to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 proceedings. Those proceedings will involve, or result in, various restrictions on the Company's activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business. In addition, the recorded amounts of: (i) the estimated cash proceeds to be realized upon the disposal of Beloit's assets to be sold or liquidated and
(ii) the estimated cash requirements to fund Beloit's remaining costs and claims, could be materially different from the actual amounts.

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

Working Capital

Working capital of continuing operations, excluding liabilities subject to compromise, as of January 31, 2000, was $192.2 million including $56.1 million of cash and cash equivalents, as compared to working capital of $187.2 million including $57.5 million of cash and cash equivalents as of October 31, 1999. The ongoing inventory reduction program at Joy resulted in a $19.0 million decline in Joy's inventory during the quarter. However, this was more than offset by changes in other categories of working capital. Most significantly there was a $13.6 million decline in trade accounts payable, mainly resulting from lower activity levels at P&H compared with the final quarter of fiscal 1999. There was also a $5.5 million reduction in short-term borrowings by foreign subsidiaries and a $5.3 million increase in trade accounts receivable, mainly reflecting increased sales at Joy compared with the fourth quarter of fiscal 1999.


Cash Flow from Continuing Operations

Although the Company recorded a loss from continuing operations of $17.5 million in the first quarter of fiscal 2000 as compared with a loss from continuing operations of $0.4 million for the same period in 1999, cash used by continuing operations was $2.9 million for the three months ended January 31, 2000 compared to cash used by continuing operations of $12.9 million for the comparable period in 1999.

The reduced cash usage in 2000 resulted from several factors, primarily: (i) the inclusion of non-cash Joy restructuring charges of $6.3 million and non-cash reorganization items of $9.7 million in the first quarter of fiscal 2000; (ii) an inventory build-up (primarily at Joy) of $18.2 million in the first quarter of 1999 compared with an inventory reduction of $19.0 million at Joy in 2000, as discussed above; and (iii) tax payments of approximately $10.3 million during the three months ended January 31, 1999 compared with tax payments of approximately $1.0 million during the first quarter of fiscal 2000.

Cash flow used by investment and other transactions was $8.4 million for the three months ended January 31, 2000 compared to $23.2 million during the corresponding period in 1999. The difference between periods is primarily due to: (i) the inclusion in the first quarter of fiscal 1999 of a deposit of $15.9 million placed with Banca Nationale del Lavaro in connection with the APP Letters of Credit; (ii) a reduction in capital expenditures on property, plant and equipment of approximately $3.9 million compared with the prior year; and
(iii) acquisition of software by Joy and P&H amounting to approximately $2.1 million in the three months ended January 31, 2000.

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

Proceeds from the DIP Facility may be used to fund postpetition working capital and for other general corporate purposes during the term of the DIP Facility and to pay up to $35 million of prepetition claims of critical vendors. The Company is permitted to make loans and issue letters of credit in an aggregate amount not to exceed $240 million to foreign subsidiaries for specified limited purposes, including up to $90 million for working capital needs of foreign subsidiaries and $110 million of loans and $110 million of letters of credit for support or repayment of existing credit facilities. The Company may use up to $40 million (of the $240 million) to issue stand-by letters of credit to support foreign business opportunities. Beginning August 1, 1999, the DIP Facility imposes monthly minimum EBITDA tests and quarterly limits on capital expenditures. At January 31, 2000, $217 million in direct borrowings had been drawn under the DIP Facility and classified as a long-term obligation and letters of credit in the face amount of $52.6 million had been issued under the DIP Facility. The Debtors are jointly and severally liable under the DIP Facility.

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

In proceedings filed with the Bankruptcy Court, the Company agreed with the Official Committee of Unsecured Creditors appointed by the U.S. Trustee (the "Creditors Committee") and with MFS Municipal Income Trust and MFS Series Trust III (collectively, the "MFS Funds"), holders of certain debt issued by Joy, to a number of restrictions regarding transactions with foreign subsidiaries and
Beloit:

o The Company agreed to give at least five days prior written notice to the Creditors Committee and to the MFS Funds of the Debtors' intention to (a) make loans or advances to, or investments in, any foreign subsidiary for working capital purposes in an aggregate amount in excess of $90 million;
     (b) make loans or advances to, or investments in, any foreign subsidiary to repay the existing indebtedness or cause letters of credit to be issued in favor of a creditor of a foreign subsidiary in an aggregate amount, cumulatively, in excess of $30 million; or (c) make postpetition loans or advances to, or investments in, Beloit or any of Beloit's subsidiaries in excess of $115 million. In September 1999, the Company notified the Creditors Committee and MFS Funds that it intended to exceed the $115 million amount. The Company subsequently agreed, with the approval of the Bankruptcy Court, to provide the Creditors Committee with weekly cash requirement forecasts for Beloit, to restrict funding of Beloit to forecasted amounts, to provide the Creditors Committee access to information about the Beloit divestiture and liquidation process, and to consult with the Creditors Committee regarding the Beloit divestiture and liquidation process.

o In addition, the Company agreed to give notice to the Creditors Committee and to the MFS Funds with respect to any liens created by or on a foreign subsidiary or on any of its assets to secure any indebtedness.

o The Company agreed to notify the MFS Funds of any reduction in the net book value of Joy of ten percent or more from $364 million after which MFS would be entitled to receive periodic financial statements for Joy. During fiscal 1999, MFS Funds became entitled to receive periodic financial statements for Joy.

The plan to dispose of the Beloit Segment necessitated obtaining a waiver from the Chase Manhattan Bank. In light of the Company's plan in October 1999 to dispose of this segment, the minimum EBITDA tests were no longer consistent with the Company's continuing operations. As of January 31, 2000, the Company and The Chase Manhattan Bank entered into a Waiver and Amendment Letter which waives compliance with certain negative covenants of the DIP Facility as they relate to the sale of the assets of Beloit and amends the EBITDA tests in the DIP Facility to levels that are appropriate for the Company's continuing businesses. The Waiver and Amendment Letter also waives the provisions of the DIP Facility which otherwise would require conversion of revolving borrowings to term loans. Continuation of unfavorable business conditions or other events could require the Company to seek further modifications or waivers of certain covenants of the DIP Facility. In such event, there is no certainty that the Company would obtain such modifications or waivers to avoid default under the DIP Facility.

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


Year 2000 Readiness Disclosure

The Year 2000 issue focuses on the ability of information systems to properly recognize and process date-sensitive information beyond December 31, 1999. To address this problem, the Company implemented a Year 2000 readiness plan for information technology systems ("IT") and non-IT equipment, facilities and systems. All material IT and non-IT equipment, processes and software were compliant and resulted in no material Y2K issues through March 16, 2000. While no material Y2K problems have been encountered to date and none are expected, it is possible that such problems could arise as the year progresses.

Market Risk

Volatility in interest rates and foreign exchange rates can impact the Company's earnings, equity and cash flow. From time to time the Company undertakes transactions to hedge this impact. The hedge instrument is considered effective if it offsets partially or completely the negative impact on earnings, equity and cash flow due to fluctuations in interest and foreign exchange rates. In accordance with the Company's policy, the Company does not execute derivatives that are speculative or that increase the Company's risk from interest rate or foreign exchange rate fluctuations. At January 31, 2000 the Company was not party to any interest rate derivative contracts. Foreign exchange derivatives at that date were exclusively in the form of forward exchange contracts executed over the counter. The counterparties to these contracts are several commercial banks, all of which hold investment grade ratings. There is a concentration of these contracts at The Chase Manhattan Bank which is currently the only institution entering into new forward foreign exchange contracts with the Company and those subsidiaries involved in the reorganization proceedings.

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

As of January 31, 2000, the nominal or face value of forward foreign exchange contracts to which the Company was a party was $116.0 million in absolute U.S. dollar equivalent terms.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

See "Market Risk" in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II. OTHER INFORMATION

Item 1- Legal Proceedings

     Chapter 11 Bankruptcy Filing

     On June 7, 1999, the Company and substantially all of its domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and orders for relief were entered. The Debtors include the Company's principal domestic operating subsidiaries, P&H Mining Equipment and Joy Mining Machinery, as well as Beloit Corporation. The Debtors' Chapter 11 cases are being jointly administered for procedural purposes only under case number 99-2171. The issue of substantive consolidation of the Debtors has not been addressed. Unless Debtors are substantively consolidated under a confirmed plan of reorganization, payment of prepetition claims of each Debtor may substantially differ from payment of prepetition claims of other Debtors. As a result of the bankruptcy filings, litigation relating to prepetition claims against the Debtors is stayed. The Bankruptcy Court has, however, lifted the stay with regard to certain litigation. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of Part I for information regarding our bankruptcy proceedings, which is incorporated herein by reference.

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

     Beloit Matters

     The Potlatch lawsuit, filed originally in 1995, related to a 1989 purchase of pulp line washers supplied by Beloit for less than $15.0 million. In June 1997, a Lewiston, Idaho jury awarded Potlatch $95.0 million in damages in the case, which, together with fees, costs and interest to April 2, 1999, approximated $120.0 million. On April 2, 1999 the Supreme Court of Idaho vacated the judgement of the Idaho District Court in the Potlatch lawsuit and remanded the case for a new trial. This litigation has been stayed as a result of the bankruptcy filings. Potlatch filed a motion with the Bankruptcy Court to lift the stay. The Company opposed this motion and the motion was denied.

     In fiscal 1996 and 1997, Beloit's Asian subsidiaries received orders for four fine papermaking machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600.0 million. The first two machines were substantially paid for and installed at APP facilities in Indonesia. Beloit sold approximately $44.0 million of receivables from APP on these first two machines to a financial institution. Beloit agreed to repurchase the receivables in the event APP defaulted on the receivables, and the Company guaranteed this repurchase obligation. As of March 16, 2000, the Company believes APP was not in default with respect to the receivables. The machines are currently in the start-up/optimization phase and are required to meet certain contractual performance tests. The contracts provide for potential liquidated damages, including performance damages, in certain circumstances. Beloit has had discussions with APP on certain claims and back charges on the first two machines.

     The two remaining machines were substantially manufactured by Beloit. Beloit received a $46.0 million down payment from APP and the Company had letters of credit issued to APP in the amount of the down payment. In addition, Beloit repurchased various notes receivable issued by APP in December 1998 and February 1999 of $2.8 million and $16.2 million, respectively, which had previously been sold to a financial institution.

     On December 15, 1998, Beloit's Asian subsidiaries declared APP in default on the contracts for the two remaining machines. On December 16, 1998, Beloit's Asian subsidiaries filed for arbitration in Singapore for the full payment from APP for the second two machines plus at least $125.0 million in damages and delay costs.

     On December 16, 1998, APP filed a notice of arbitration in Singapore against Beloit's Asian subsidiaries seeking a full refund of approximately $46.0 million paid to Beloit's Asian subsidiaries for the second two machines. APP also sought recovery of other damages it alleged were caused by Beloit's Asian subsidiaries' claimed breaches. As of January 31, 2000, the $46.0 million was included in liabilities subject to compromise. In addition, APP sought a declaration in the arbitration that it has no liability under certain promissory notes. APP subsequently filed an additional notice of arbitration in Singapore against Beloit seeking the same relief on the grounds that Beloit was a party to the Beloit Asian subsidiaries' contracts with APP and was also a guarantor of the Beloit Asian subsidiaries' performance of those contracts. Also, APP filed for and received an injunction from the Singapore courts that prohibited Beloit from acting on the notes receivable from APP except in the Singapore arbitration. APP attempted to draw on approximately $15.9 million of existing letters of credit issued by Banca Nazionale del Lavaro ("BNL") in connection with the down payments on the contracts for the second two machines. The Company filed for and received a preliminary injunction that prohibited BNL from making payment under the draw notice. The Company placed funds on deposit with BNL to provide for payment under the letters of credit.

     On March 3, 2000, the Company announced the signing of a definitive agreement to settle disputes and related pending arbitration and legal proceedings with APP regarding the second two machines. Under the settlement, APP will pay $135.0 million to Beloit and the $15.9 million the Company deposited with BNL with respect to the related letters of credit will be released to the Company. The $15.9 million has been classified as other assets in the Company's consolidated financial statements. The $135.0 million is to be paid $25.0 million in cash and $110.0 million in a three-year note issued by an APP subsidiary and guaranteed by APP. The note is to be governed by an indenture and bear a fixed interest rate of 15%. Beloit intends to sell the note to a third party for fair market value. The settlement is subject to the satisfaction of certain conditions, including Bankruptcy Court approval. As part of the settlement, Beloit will retain the $46.0 million down payment it received from APP for the second two papermaking machines and APP will release all rights with respect to letters of credit issued for the aggregate amount of the down payment for the second two papermaking machines. APP will acquire certain components and spare parts produced or acquired by Beloit in connection with the two papermaking machines on an "as is, where is" basis. In addition, Beloit will return to APP certain promissory notes given to Beloit by APP. The notes were initially issued in the amount of $59.0 million and have a current aggregate principal balance of $19.0 million. The cash and note are to be delivered within three days of Bankruptcy Court approval but not before March 31, 2000. The value of the settlement will be reflected in the Company's consolidated financial statements during the period Beloit and the Company receive the cash and note.

     Other Matters

     The Company and certain of its present and former senior executives have been named as defendants in a class action, entitled In re: Harnischfeger Industries, Inc. Securities Litigation, in the United States District Court for the Eastern District of Wisconsin. This prepetition action seeks damages in an unspecified amount on behalf of an alleged class of purchasers of the Company's common stock, based principally on allegations that the Company's disclosures with respect to the Indonesian contracts of Beloit (discussed under Beloit Matters above) violated the federal securities laws. The Company has sought to extend the stay imposed by the Bankruptcy Code to stay this litigation. Because the Company's motion has not yet been resolved, this litigation is currently stayed.

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

     The Company, Beloit and certain of their officers and employees have been named as defendants in an action in the Bankruptcy Court in which Omega Papier Wernhausen GmbH ("Omega") is the plaintiff. This action concerns prepetition and postpetition commitments allegedly made by the Company, Beloit and the officers and employees named in the action with respect to a prepetition contract between Omega and Beloit's Austrian subsidiary under which Beloit's Austrian subsidiary agreed to supply a tissue paper making machine for Omega's factory in Wernshausen, Germany. The action makes claims of breach of guarantee, tortuous interference with business, breach of covenant of good faith, fraud in the inducement and negligent misrepresentation and seeks damages of $12 million for each of nine counts plus punitive damages of $24 million for four of the nine counts.

Item 2 - Changes in Securities

     Not applicable.


Item 3 -  Defaults upon Senior Securities

     In connection with the Chapter 11 bankruptcy filings described in Item 1 of
     Part II, the Debtors discontinued the payment of principal and interest on all prepetition indebtedness. See Note (f) Liabilities Subject to Compromise and Note (g) Borrowings and Credit Facilities of Item 1 - Financial Statements of Part I, which are incorporated herein by reference.

Item 4  - Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the first quarter of fiscal 2000.

Item 5 -  Other Information - "Cautionary Factors"

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

Item 6 -     Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          10(a)Form of Change in Control  Agreement entered into as of September
               30, 1999 between Harnischfeger Industries, Inc. and John Nils Hanson, James A. Chokey, Robert W. Hale, Wayne F. Hunnell and Mark E. Readinger.

          11   Statement re: Calculation of Earnings Per Share

     (b)  Reports on Form 8-K

          None.

     (c)  Financial data schedules

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

                                 HARNISCHFEGER INDUSTRIES, INC.
                                 ------------------------------
                                         (Registrant)



                                 /s/  Kenneth A. Hiltz
                                 ------------------------------
                                 Kenneth A. Hiltz
                                 Senior Vice President and
Date March 16, 2000              Chief Financial Officer



                                /s/  Herbert S. Cohen
                                --------------------------------
                                Herbert S. Cohen
                                Vice President, Controller and
Date March 16, 2000             Chief Accounting Officer

                                                                  EXHIBIT 10(a)

                           CHANGE IN CONTROL AGREEMENT

THIS CHANGE IN CONTROL AGREEMENT made and entered into as of September 30, 1999 by and Harnischfeger Industries, Inc., a Delaware corporation (the "Company"), and __________________________ (the "Participant").

                                    RECITALS

WHEREAS, the Participant is currently employed by the Company; and

WHEREAS, the Company and the Participant wish to set forth their respective rights and obligations in the event of a Change in Control in the Company;

NOW THEREFORE, in consideration of the premises hereof and of the mutual promises and agreements contained herein, the parties hereto, intending to be legally bound, hereby agree as follows:

1.   Certain Definitions.

(a) "Cause". For the purposes of this Agreement, the Company shall have "Cause" to terminate the Participant's employment upon (i) the willful and continued failure of the Participant substantially to perform the Participant's duties of employment (other than as a result of physical or mental illness or injury) after the Board of Directors of the Company (the "Board") or the Chief Executive Officer or President of the Company delivers to the Participant a written demand for substantial performance that specifically identifies the manner in which the Board, Chief Executive Officer or President believes that the Participant has not substantially performed the Participant's duties of employment; or (ii) willful illegal conduct or gross misconduct by the Participant that results in material and demonstrable damage to the business or reputation of the Company or its subsidiaries; or (iii) the Participant's conviction of, or plea of guilty or nolo contendere to, a felony. No act or failure to act on the part of the Participant shall be considered "willful" unless it is done, or failed to be done, by the Participant in bad faith or without reasonable belief that the Participant's action or omission was in the best interests of the Company. Any act or failure to act that is based upon the authority given pursuant to a resolution duly adopted by the Board, the instruction of the Chief Executive Officer or a senior officer of the Company, or the advice of counsel for the Company, shall be conclusively presumed to be done, or failed to be done, by the Participant in good faith and in the best interests of the Company.

(b) "Change in Control". For purposes of this Agreement, Change in Control shall mean:

     (i) Consummation of a plan of reorganization confirmed pursuant to title 11, United States Code, that (A) provides for the conversion of debt of the Company into equity interest in the Company such that, following consummation of such plan of reorganization, holders of debt of the Company immediately prior to consummation of such plan of reorganization beneficially own, directly or indirectly, fifty percent (50%) or more of, respectively, the then outstanding shares of Common Stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such plan of reorganization (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) or (B) is a liquidating plan of reorganization of the Company; or

     (ii) The acquisition by an individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act)) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of fifteen percent (15%) or more of either (A) the then outstanding shares of Stock (the "Outstanding Company Common Stock") or (B) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of the directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (i), the following acquisitions shall not constitute a Change in Control: (A) any acquisition by the Company, (B) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (C) any acquisition pursuant to a transaction which complies with clauses (A), (B) and (C) of subsection (iv) of this Section 1(b); or

     (iii)Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other that the Board; or

     (iv) Consummation by the Company of a merger, consolidation, sale or other disposition of all or substantially all of the assets of the Company or the acquisition of assets of another entity (a "Business Combination"), in each case, unless, following such Business Combination, (A) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than fifty percent (50%) of, respectively, the then outstanding shares of Common Stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be,
          (B) no Person (excluding any employee benefit plan or related trust of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, fifteen percent (15%) or more of, respectively, the then outstanding shares of Common Stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (C) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

     (v) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

(c) "Disability". Disability with respect to a Participant means that (i) the Participant has been unable, for a period of 180 consecutive business days, to perform the Participant's duties of employment, as a result of physical or mental illness or injury, and (ii) a physician selected by the Company or its insurers, and acceptable to the Participant or the Participant's legal representative, has determined that the Participant's incapacity is total and permanent. A termination of the Participant's employment by the Company for Disability shall be communicated to the Participant by written notice, and shall be effective on the 30th day after receipt of such notice by the Participant (the "Disability Effective Date"), unless the Participant returns to full-time performance of the Participant's duties before the Disability Effective Date.

(d) "Good Reason". For purposes of this Agreement, Good Reason shall mean, with respect to a Participant, without the Participant's prior written consent:

     (i) the assignment to the Participant of any duties inconsistent in any material and adverse respect with the duties assigned to the Participant by the Company as of the date of this Agreement, or any action by the Company that results in a material diminution in the Participant's position, authority, duties or responsibilities from those held, exercised and/or assigned to the Participant as of the date of this Agreement, other than an isolated, insubstantial and inadvertent action that is not taken in bad faith and is remedied by the Company promptly after receipt of notice thereof from the Participant, describing in reasonable detail the objectionable duties or responsibilities; or

     (ii) any material reduction in the Participant's base salary or bonus opportunity or other material employee benefits from the levels in effect as of the date of this Agreement, other than (A) an isolated, insubstantial and inadvertent action that is not taken in bad faith and is remedied by the Company promptly after receipt of notice thereof from the Participant describing in reasonable detail the objectionable reduction, or (B) any modification to the Company's employee benefits in conjunction with the establishment of a substitute or replacement employee benefit program providing the Participant with substantially similar employee benefits; or

     (iii)any requirement by the Company that the Participant's services be rendered primarily at a location or locations more than thirty-five
          (35) miles from the Participant's employment location as of the date of this Agreement.

(e) "Substitute Employer". For purposes of this Agreement, Substitute Employer shall mean a third party with whom the Participant obtains employment and in connection with which the Participant is entitled to receive compensation.

2.   Effective Date; Protection Period.

     (a) "Effective Date" shall mean the first date on which a Change in Control occurs.

     (b) The "Protection Period" shall mean the period beginning on the Effective Date and ending on the second anniversary thereof.

3. Compensation in Connection with a Change in Control; Health and Welfare Coverage, Outplacement, and Other Benefits. If the Participant's employment with the Company is terminated during the Protection Period (including any such termination occurring within 90 days prior to the Effective Date) by the Participant for Good Reason or by the Company for any reason other than Cause, the Company shall:

     (a) Pay the Participant an amount equal to three (3) times the sum of (x) his maximum annual base salary in effect from the date of this Agreement through the date of the termination of employment and (y) the greater of (i) his Target Bonus authorized in the Company's Annual Incentive Plan in effect on the date of the termination of employment or (ii) the amount authorized in the Company's Annual Incentive Plan in effect during the year prior to the date of the termination of employment, payable no later than ten calendar days following the date of termination of employment in a lump sum by certified check or wire transfer; and

     (b) Continue to maintain for the benefit of the Participant and his dependents, medical, dental, and other health benefits provided to the Participant and his dependents as of the date of termination (the "Continuation Benefits") on terms no less favorable to the Participant than the Company provides to other employees similarly situated in the Company. The Company shall provide such benefits for a period up to three (3) calendar years following the termination of employment (subject to the mitigation provision set forth hereinafter). The Participant shall be required to make any contributions and pay any co-payments, deductibles or similar amounts required to maintain such Continuation Benefits; provided, however, that such contributions, co-payments, deductibles or similar amounts are also required to be made by other employees similarly situated within the Company. If at any time during the entitlement period the Participant shall obtain employment with a Substitute Employer in which the Participant is entitled to receive benefits in connection with such employment on terms provided by the Substitute Employer to its similarly situated employees generally, the Company shall no longer be required to provide such Continuation Benefits to the Participant of the type provided by the Substitute Employer, regardless of whether such benefits differ in any respect from the Continuation Benefits.

(c) Provide the Participant with the outplacement services provided to similarly situated executives of the Company but at a level no less favorable than provided to similarly situated executives immediately prior to the Change in Control, with a provider that is reasonably agreed upon by the Participant and the Company.

4.   Section 280G Limitation.

(a) For purposes of this Section 5: (i) a "Payment" shall mean any payment or distribution in the nature of compensation to or for the benefit of the Participant, whether paid or payable pursuant to this Agreement or otherwise; (ii) "Agreement Payment" shall mean a Payment paid or payable pursuant to this Agreement (disregarding this Section); (iii) "Present Value" shall mean such value determined in accordance with Sections 280G(b)(2)(A)(ii) and 280G(d)(4) of the Internal Revenue Code of 1986, as amended (the "Code"); and (iv) "Reduced Amount" shall mean an amount expressed in Present Value that maximizes the aggregate Present Value of Agreement Payments without causing any Payment to be nondeductible by the Company or any successor thereto because of Section 280G of the Code.

(b) Anything in the Agreement to the contrary notwithstanding, in the event PricewaterhouseCoopers LLP (the "Accounting Firm") shall determine that receipt of all Payments would subject the Participant to tax under Section 4999 of the Code or result in any portion of any Payments being nondeductible by the Company (or any successor hereto), the aggregate Agreement Payments shall be reduced (but not below zero) to meet the definition of Reduced Amount.

(c) If the Accounting Firm determines that aggregate Agreement Payments should be reduced to the Reduced Amount, the Company shall promptly give the Participant notice to that effect and a copy of the detailed calculation thereof, and the Participant may then elect, in his or her sole discretion, which and how much of the Agreement Payments shall be eliminated or reduced (as long as after such election the Present Value of the aggregate Agreement Payments equals the Reduced Amount), and shall advise the Company in writing of his or her election within ten days of his or her receipt of notice. If no such election is made by the Participant within such ten-day period, the Company may elect which of such Agreement Payments shall be eliminated or reduced (as long as after such election the Present Value of the aggregate Agreement Payments equals the Reduced Amount) and shall notify the Participant promptly of such election. All determinations made by the Accounting Firm under this Section shall be binding upon the Company and the Participant and shall be made as soon as practicable following the election under this Section 4(c). As promptly as practicable following such determination, the Company shall pay to, provide or distribute for the benefit of the Participant such Agreement Payments as are then due to the Participant under this Agreement and shall promptly pay to, provide or distribute for the benefit of the Participant in the future such Agreement Payments as become due to the Participant under this Agreement.

(d) As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that amounts will have been paid, provided or distributed by the Company to or for the benefit of the Participant pursuant to this Agreement which should not have been so paid, provided or distributed ("Overpayment") or that additional amounts which will have not been paid, provided or distributed by the Company to or for the benefit of the Participant pursuant to this Agreement could have been so paid, provided or distributed ("Underpayment"), in each case, without resulting in any Payment being nondeductible by the Company or any successor thereto. In the event that the Accounting Firm, based upon the assertion of a deficiency by the Internal Revenue Service against either the Company or the Participant which the Accounting Firm believes has a high probability of success determines that an Overpayment has been made, any such Overpayment paid, provided or distributed by the Company to or for the benefit of the Participant shall be treated for all purposes as a loan to the Participant which the Participant shall repay to the Company together with interest at the applicable federal rate provided for in Section 7872(f)(2) of the Code; provided, however, that no such loan shall be deemed to have been made and no amount shall be payable by the Participant to the Company if and to the extent such deemed loan and payment would not either reduce the amount on which the Participant is subject to tax under Section1 and Section 4999 of the Code or generate a refund of such taxes. In the event that the Accounting Firm, based upon controlling precedent or substantial authority, determines that an Underpayment has occurred, any such Underpayment shall be promptly paid or provided by the Company to or for the benefit of the Participant together with interest at the applicable federal rate provided for in Section 7872(f)(2) of the Code.

(e) All fees and expenses of the Accounting Firm in implementing the provisions of this Section 5 shall be borne by the Company.

5. Waiver of Other Payments and Benefits. The compensation and benefits arrangements set forth in this Agreement are in lieu of any rights or claims that Participant may have with respect to severance or other benefits resulting from a termination of employment during the Protection Period, other than (A) the Participant's accrued annual base salary through the date of termination of employment, any incentive compensation earned through the date of termination of employment, and the value of the Participant's accrued, but unused, vacation days, in each case to the extent not theretofore paid, and (B) benefits under any tax-qualified employee pension benefit plans subject to the Employee Retirement Income Security Act of 1974, as amended (including the Company's 401(k) plan and tax qualified pension plan) and the Company's Supplemental Retirement Plan.

6. Non-exclusivity of Rights. Except as specifically provided in this Agreement, nothing herein shall prevent or limit the Participant's continuing or future participation in any plan, program, policy or practice provided by the Company or any of its affiliated companies for which the Participant may qualify, nor shall anything in this Agreement limit or otherwise affect such rights as the Participant may have under any contract or agreement with the Company; provided, however, that any payments due under this Agreement shall offset severance payments due to the Participant under any severance plan applicable to employees of the Company. Vested benefits and other amounts that the Participant is otherwise entitled to receive under any plan, policy, practice or program of, or any contract or agreement with, the Company or any of its affiliated companies on or after the date of termination of employment shall be payable in accordance with such plan, policy, practice, program, contract or agreement, as the case may be, except as explicitly modified by this Agreement.

7. Full Settlement. The Company's obligation to make the payments provided for in, and otherwise to perform its obligations under, this Agreement shall not be affected by or subject to any set-off, counterclaim, recoupment, defense or other claim, right or action that the Company may have against the Participant or others. In no event shall the Participant be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Participant under any of the provisions of this Agreement and, except as specifically provided in Section 3(b), such amounts shall not be reduced, regardless of whether the Participant obtains other employment.

8.   Confidential Information; Noncompetition; Nonsolicitation.

(a) The Participant shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies and their respective businesses that the Participant obtains during the Participant's employment by the Company or any of its affiliated companies and that is not public knowledge (other than as a result of the Participant's violation of this
     Section 8(a)) ("Confidential Information"). The Participant shall not communicate, divulge or disseminate Confidential Information at any time during or after the Participant's employment with the Company, except with the prior written consent of the Company or as otherwise required by law or legal process. All computer software, business cards, telephone lists, customer lists, price lists, contract forms, catalogs, records, files and know-how acquired while an employee of the Company are acknowledged to be the property of the Company and shall not be duplicated, removed from the Company's possession or premises or made use of other than in pursuit of the Company's business or as may otherwise be required by law or any legal process, and, upon termination of employment for any reason, the Participant shall deliver to the Company, without further demands, all such items and any copies thereof which are then in his possession or under his control.

(b) During the Noncompetition Period (as defined below), the Participant shall not, without the prior written consent of the Board, engage in or become associated with a Competitive Activity. For purposes of this Section 8(b), the "Noncompetition Period" means the one year period after Participant's termination of employment for any reason during the Protection Period; a "Competitive Activity" means any business or other endeavor that is in substantial competition with any business conducted by the Company at the time of such termination; and (iii) the Participant shall be considered to have become "associated with a Competitive Activity" if he becomes directly or indirectly involved as an owner, shareholder, employee, officer, director, independent contractor, agent, partner, advisor, or in any other capacity calling for the rendition of the Participant's personal services, with any individual, partnership, corporation or other organization that is engaged in a Competitive Activity. Notwithstanding the foregoing, the Participant may make and retain investments during the Noncompetition Period in not more than three percent of the equity of any entity engaged in a Competitive Activity, if such equity is listed on a national securities exchange or regularly traded in an over-the-counter market.

(c) During the Noncompetition Period, the Participant will not, directly or indirectly, solicit for employment on behalf of any organization other than the Company or employ any person (other than any personal assistant hired to work directly for the Participant) employed by the Company, nor will the Participant, directly or indirectly, solicit for employment on behalf of any organization other than the Company any person known by the Participant (after reasonable inquiry) to be employed at the time by the Company.

(d) The Participant shall continue to be subject to the terms of the Harnischfeger Industries, Inc. Employee Proprietary Rights and Confidentiality Agreement (the "Confidentiality Agreement") pursuant to the terms of such agreement. If, during the Protection Period, the Confidentiality Agreement is no longer applicable, the Participant shall be subject to the provisions set forth below in this Section 8(d) with respect to the Company. The Participant shall promptly communicate to the Company all ideas, discoveries and inventions which are or may be useful to the Company or its business. The Participant acknowledges that all ideas, discoveries, inventions, and improvements which heretofore have been or are hereafter made, conceived, or reduced to practice by him at any time during his employment with the Company or heretofore or hereafter gained by him at any time during his employment with the Company are the property of the Company, and the Participant hereby irrevocably assigns all such ideas, discoveries, inventions, and improvements to the Company for its sole use and benefit, without additional compensation. The provisions of this
     Section 8(d) shall apply whether such ideas, discoveries, inventions, or improvements were or are conceived, made or gained by him alone or with others, whether during or after usual working hours, whether on or off the job, whether applicable to matters directly or indirectly related to the Company's business interests (including potential business interests), and whether or not within the specific realm of his duties. The Participant shall, upon request of the Company, but at no expense to the Participant, at any time during or after his employment with the Company, sign all instruments and documents reasonably requested by the Company and otherwise cooperate with the Company to protect its right to such ideas, discoveries, inventions, or improvements including applying for, obtaining, and enforcing patents and copyrights thereon in such countries as the Company shall determine.

(e) The provisions of Sections 8 (a), (b), (c) and (d) of this Agreement shall remain in full force and effect until the expiration of the Noncompetition Period specified herein notwithstanding the termination of the Participant's employment hereunder. For purposes of this Section 8, the "Company" shall include all subsidiaries of the Company.

(f) In the event of a breach of the Participant's covenants under this Section 8, it is understood and agreed that the Company shall be entitled to injunctive relief, as well as any other legal or equitable remedies. The Participant acknowledges and agrees that the covenants, obligations and agreements of the Participant in Section 8(a), (b), (c), (d) and (e) of the Agreement relate to special, unique and extraordinary matters and that a violation of any of the terms of such covenants, obligations or agreements will cause the Company irreparable injury for which adequate remedies are not available at law. Therefore, the Participant agrees that the Company shall be entitled to an injunction, restraining order or such other equitable relief (without the requirement to post bond) as a court of competent jurisdiction may deem necessary or appropriate to restrain the Participant from committing any violation of such covenants, obligations or agreements. These injunctive remedies are cumulative and in addition to any other rights and remedies that the Company may have. The Company and the Participant hereby irrevocably submit to the exclusive jurisdiction of the courts of Wisconsin and the Federal courts of the United States of America, in each case located in Milwaukee, in respect of the injunctive remedies set forth in this Section 8(f) and the interpretation and enforcement of Sections 8(a), (b), (c), (d) and (e) insofar as such interpretation and enforcement relate to any request or application for injunctive relief in accordance with the provisions of this Section 8(f), and the parties hereto hereby irrevocably agree that (i) the sole and exclusive appropriate venue for any suit or proceeding relating solely to such injunctive relief shall be in such a court, (ii) all claims with respect to any request or application for such injunctive relief shall be heard and determined exclusively in such a court, (iii) any such court shall have exclusive jurisdiction over the person of such parties and over the subject matter of any dispute relating to any request or application for such injunctive relief, and (iv) each hereby waives any and all objections and defenses based on forum, venue or personal or subject matter jurisdiction as they may relate to an application for such injunctive relief in a suit or proceeding brought before such a court in accordance with the provisions of this Section 8(f).

9. Attorneys' Fees. The Company agrees to reimburse, to the fullest extent permitted by law, all legal fees and expenses that the Participant may reasonably incur as a result of any contest by the Company or the Participant (whether against the Company or any other party) with respect to the validity or enforceability of or liability under, or otherwise involving, any provision of this Agreement; provided, however, that no such reimbursement shall be made unless the Participant substantially prevails in any such dispute (without taking into account any ability by the Company or other party to appeal any resolution of a dispute). Such reimbursement shall be made following resolution of the dispute within 30 days following the Company's receipt of invoices for such fees.

10. Binding Agreement. This Agreement and all obligations of the Company hereunder shall be binding upon the successors and assignees of the Company. This Agreement and all rights of the Participant hereunder shall inure to the benefit of and be enforceable by the Participant's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

11. Notice. For the purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly provided when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed as follows:

     To the Company:                        To the Participant:

         General Counsel                    _____________________
         Harnischfeger Industries, Inc.     _____________________
         3600 South Lake Drive              _____________________
         St. Francis, WI  53235-3716        _____________________


12. Withholding of Taxes. The Company may withhold from any amounts payable under this Agreement all federal, state, city or other taxes as shall be required pursuant to any law or government regulation or ruling.

13.  Governing  Law;  Validity  and  Enforceability.  This  Agreement  shall  be construed according to the laws of Wisconsin. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement. If any provision of this Agreement shall be held invalid or unenforceable in part, the remaining portion of such provision, together with all other provisions of this Agreement, shall remain valid and enforceable and continue in full force and effect to the fullest extent consistent with law.

14. Gender and Number. Where the context of this Agreement admits, words in the masculine gender shall include feminine and neuter genders, the plural shall include the singular and the singular shall include the plural.

15. Amendment; Modification; Waiver. This Agreement may not be amended except by the written agreement of the parties hereto. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing signed by the Participant and the Company. No waiver by either party hereto at any time of any breach by the other party hereto or compliance with any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

16. Binding Effect. This Agreement is personal in nature and neither of the parties hereto shall, without the consent of the other, assign, transfer or delegate this Agreement or any rights or obligations hereunder except as expressly provided for herein. Without limiting the generality of the foregoing, Participant's right to receive payments hereunder shall not be assignable, transferable or delegable, whether by pledge, creation of a security interest or otherwise, other than by a transfer by his will or by the laws of descent and distribution and, in the event of any attempted assignment or transfer contrary to this Section 16, the Company shall have no liability to pay any amount so attempted to be assigned, transferred or delegated.

17. Arbitration. Subject to Section 8(f) of this Agreement, any dispute or controversy between the parties relating to or arising out of this Agreement or any amendment or modification hereof shall be determined by arbitration in Milwaukee, Wisconsin by and pursuant to the rules then prevailing of the American Arbitration Association, other than claims for injunctive relief under Section 11. The arbitration award shall be final and binding upon the parties and judgment may be entered thereon by any court of competent jurisdiction. The service of any notice, process, motion or other document in connection with any arbitration under this Agreement or the enforcement of any arbitration award hereunder may be effectuated either by personal service upon a party or by certified mail duly addressed to him or to his executors, administrators, personal representatives, next of kin, successors or assigns, at the last known address or addresses of such party or parties.

18. Notification of Change in Control. The Company shall notify the Participant in writing of any Change in Control.

19. Election by Participant. IMPORTANT: You must notify the Company in writing of your election to waive any and all claims you may have under pre-petition change-in-control arrangements in order to be eligible for the benefits provided for in this Agreement. Your election must be made by signing the attached election form (Exhibit "A") prior to March 9, 2000 and delivering the signed form pursuant to Section 11 of this Agreement.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                      By: ______________________________________
                                                     Participant



                                      By: ______________________________________
                                                     The Company







 Exhibit 11

                         HARNISCHFEGER INDUSTRIES, INC.
                        CALCULATION OF EARNINGS PER SHARE

                     (In thousands except per share amounts)

                                                   Three Months Ended
                                                       January 31,
                                        ----------------------------------------
                                              2000                     1999
                                        -----------------      -----------------

Average common shares outstanding
        Basic                                46,516                  45,916
                                           ==========            ==========

        Diluted                              46,516                  45,916
                                           ==========            ==========


Loss from continuing operations          $  (17,546)              $    (386)

Loss from discontinued operation                --                  (16,013)

                                           ----------             ----------
        Net Loss                         $  (17,546)              $ (16,399)
                                           ==========             ==========

Basic Earnings Per Share
        Loss from continuing operations  $    (0.38)              $   (0.01)
        Loss from discontinued operation        --                    (0.35)
                                           ----------             ----------
        Net Loss                         $    (0.38)                  (0.36)
                                           ==========             ==========

Diluted Earnings Per Share
        Loss from continuing operations  $    (0.38)              $   (0.01)
        Loss from discontinued operation        --                    (0.35)
                                          ----------               ----------
        Net Loss                         $    (0.38)                  (0.36)
                                          ==========               ==========