Form 10-Q
period 2000-04-30
HARNISCHFEGER INDUSTRIES INC
filed 2000-06-14
CIK 801898

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    _X_               OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000
                                 --------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ___               OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM  ___ TO ___

                          COMMISSION FILE NUMBER 1-9299

                         HARNISCHFEGER INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                               39-1566457
--------------------------------------                           ----------
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

3600 South Lake Drive, St. Francis, Wisconsin                    53235-3716
---------------------------------------------                    -----------
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

                                   Yes _X_  No  ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                               Outstanding at  June 14, 2000
--------------------------------------------       -----------------------------
Common Stock, $1 par value                                 48,249,089 shares





                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                               FORM 10-Q -- INDEX
                                 April 30, 2000

PART I. - FINANCIAL INFORMATION                                        Page No.
                                                                       --------

Item 1 - Financial Statements:

           Consolidated Statement of Operations -
           Three and Six Months Ended April 30, 2000 and 1999             4

           Consolidated Balance Sheet -
           April 30, 2000 and October 31, 1999                            5

           Consolidated Statement of Cash Flow -
           Six Months Ended April 30, 2000 and 1999                       7

           Consolidated Statement of Shareholders' Equity (Deficit) -
           Six Months Ended April 30, 2000 and 1999                       8

           Notes to Consolidated Financial Statements                     9

Item 2 -  Management's Discussion and Analysis
          of Financial Condition and Results of Operations               24

Item 3 - Quantitative and Qualitative Disclosures About
         Market Risk                                                     32

PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings                                               33

Item 2 - Changes in Securities                                           33

Item 3 - Defaults Upon Senior Securities                                 33

Item 4 - Submission of Matters to a Vote of Security Holders             34

Item 5 - Other Information                                               34

Item 6 - Exhibits and Reports on Form 8-K                                35

Signatures

                          PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended               Six Months Ended
                                                           April 30                        April 30
                                                   ---------------------------     ---------------------------
In thousands except per share amounts                 2000           1999               2000           1999
-------------------------------------------------  ------------  -------------     ------------   ------------
Revenues
       Net sales                                      $ 282,082    $ 294,334          $ 567,369      $ 558,771
       Other income                                         831          636              1,908          2,798
                                                      ---------    ---------          ---------      ---------
                                                        282,913      294,970            569,277        561,569
Cost of sales                                           218,033      223,225            434,417        424,635
Product development, selling
        and administrative expenses                      47,854       55,730            105,729        110,135
Reorganization items                                     11,462         --               23,035           --
Restructuring charges                                       168         --                6,479           --
                                                      ---------    ---------          ---------      ---------
Operating income (loss)                                   5,396       16,015               (383)        26,799
Interest expense - net  (excludes contractual
        interest expense of $18,962 and $38,129
       for 3 and 6 months ended April 30, 2000)          (8,541)     (12,854)           (17,134)       (25,011)
                                                      ---------    ---------          ---------      ---------
Income (loss) before benefit (provision) for income
        taxes and minority interest                      (3,145)       3,161            (17,517)         1,788

Benefit (provision) for income taxes                     (3,000)       1,375             (6,000)         2,481

Minority interest                                          (198)        (137)              (372)          (256)
                                                      ---------    ---------          ---------      ---------

Income (loss) from continuing operations                 (6,343)       4,399            (23,889)         4,013

Loss from Beloit discontinued operations,
        net of applicable income taxes                     --        (78,657)              --          (94,670)
                                                      ---------    ---------          ---------      ---------

Net loss                                              $  (6,343)   $ (74,258)         $ (23,889)     $ (90,657)
                                                      =========    =========          =========      =========

Basic Earnings (Loss) Per Share:
        Income (loss) from continuing operations      $   (0.13)   $    0.09          $   (0.51)     $    0.08
        Loss from Beloit discontinued
           operations                                        --        (1.69)              --            (2.04)
                                                      ---------    ---------          ---------      ---------

Net loss per share                                    $   (0.13)   $   (1.60)         $   (0.51)     $   (1.96)
                                                      =========    =========          =========      =========

Diluted Earnings (Loss) Per Share:
        Income (loss) from continuing operations      $   (0.13)   $    0.09          $   (0.51)     $    0.08
        Loss from Beloit discontinued
           operations                                        --        (1.69)              --            (2.04)
                                                      ---------    ---------          ---------      ---------

Net loss per share                                    $   (0.13)   $   (1.60)         $   (0.51)     $   (1.96)
                                                      =========    =========          =========      =========



          See accompanying notes to consolidated financial statements.


                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                           CONSOLIDATED BALANCE SHEET


                                            April 30,       October 31,
In thousands                                  2000             1999
-----------------------------------    ----------------  ---------------
                                          (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents                $    65,898    $    57,453
  Accounts receivable-net                      197,747        202,830
  Inventories                                  404,793        447,655
  Other                                         50,046         50,447
                                           -----------    -----------
                                               718,484        758,385
                                           -----------    -----------

Assets of discontinued Beloit operations       202,000        278,000

Property, Plant and Equipment:
  Land and improvements                         35,213         38,379
  Buildings                                    136,562        131,961
  Machinery and equipment                      272,660        274,485
                                           -----------    -----------
                                               444,435        444,825
  Accumulated depreciation                    (240,508)      (234,078)
                                           -----------    -----------
                                               203,927        210,747
                                           -----------    -----------

Investments and Other Assets:
  Goodwill                                     339,989        358,191
  Intangible assets                             35,001         37,693
  Other                                         47,328         68,797
                                           -----------    -----------
                                               422,318        464,681
                                           -----------    -----------

                                           $ 1,546,729    $ 1,711,813
                                           ===========    ===========



          See accompanying notes to consolidated financial statements.

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                           CONSOLIDATED BALANCE SHEET


                                                                   April 30,        October 31,
In thousands                                                         2000             1999
--------------------------------------------------------      ----------------    ----------------
                                                                 (Unaudited)
Liabilities and Shareholders' Deficit

Current Liabilities:
       Short-term notes payable, including current
              portion of long-term obligations                  $   135,628    $   144,568
       Trade accounts payable                                        58,783         70,012
       Employee compensation and benefits                            49,722         43,879
       Advance payments and progress billings                        23,595         45,340
       Accrued warranties                                            36,144         39,866
       Income taxes payable                                         104,381        101,832
       Accrued restructuring charges and other liabilities          116,106        125,719
                                                                -----------    -----------
                                                                    524,359        571,216

Long-term Obligations                                               188,013        168,097

Other Non-current Liabilities:
       Liability for postretirement benefits                         32,137         31,990
       Accrued pension costs                                         17,750         15,465
       Other                                                          7,849          7,855
                                                                -----------    -----------
                                                                     57,736         55,310

Liabilities Subject to Compromise                                 1,188,845      1,193,554

Liabilities of discontinued Beloit operations,
       including liabilities subject to compromise
       of $287,594 and $494,806, respectively                       649,259        742,265

Minority Interest                                                     6,321          6,522

Commitments and Contingencies (Note (f))                               --             --

Shareholders' Deficit:
       Common stock, $1 par value  (51,668,939 and
              51,668,939 shares issued, respectively)                51,669         51,669
       Capital in excess of par value                               564,293        572,573
       Retained deficit                                          (1,492,827)    (1,468,938)
       Accumulated comprehensive (loss)                             (98,724)       (79,960)
        Less:
             Stock Employee Compensation Trust (1,433,147 and
                  1,433,147 shares, respectively) at market            (851)        (1,612)
             Treasury stock (3,565,101 and 3,865,101 shares,
                  respectively) at cost                             (91,364)       (98,883)
                                                                -----------    -----------
                                                                 (1,067,804)    (1,025,151)
                                                                -----------    -----------
                                                                $ 1,546,729    $ 1,711,813
                                                                ===========    ===========



          See accompanying notes to consolidated financial statements.


                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                           April 30,
                                                                             -----------------------------------

 In thousands                                                                     2000                1999
-----------------------------------------------------------                  ---------------     ---------------
Operating Activities:
Net loss                                                                          $ (23,889)          $ (90,657)
Add (deduct) -- Items not affecting cash:
Loss from discontinued operation                                                          -              94,670
Restructuring charges                                                                 6,479                   -
Reorganization items                                                                  7,899                   -
Minority interest, net of dividends paid                                                372                 256
Depreciation and amortization                                                        27,431              21,318
Increase (decrease) in income taxes, net of change
    in valuation allowance                                                            1,958               9,904
Other - net                                                                           3,222              (5,860)

Changes in working capital items:
(Increase) in accounts receivable - net                                                (215)             (3,710)
Decrease (increase)  in inventories                                                  31,389             (13,232)
(Increase) in other current assets                                                   (1,459)            (13,915)
(Decrease) increase in trade accounts payable                                        (9,059)              2,458
Increase in employee compensation and benefits                                        2,066               3,470
(Decrease) increase in advance payments and progress billings                       (20,125)                506
(Decrease) in accrued restructuring charges and other liabilities                   (20,045)            (38,907)
                                                                             ---------------     ---------------

  Net cash provided by (used by) continuing operating activities                      6,024             (33,699)
                                                                             ---------------     ---------------
Investment and Other Transactions:
Property, plant and equipment acquired                                              (14,861)            (14,888)
Property, plant and equipment retired                                                 4,278               9,393
Deposit related to APP letters of credit and other                                    8,916             (15,757)
                                                                             ---------------     ---------------

  Net cash used by investment and other transactions                                 (1,667)            (21,252)
                                                                             ---------------     ---------------

Financing Activities:
Dividends paid                                                                            -              (4,592)
Borrowings under DIP facility                                                        70,000                   -
Repayments of borrowings under DIP facility                                         (51,000)                  -
Issuance of long term obligations                                                       997             125,812
Repayment of long-term obligations                                                     (202)             (3,393)
Increase in short-term notes payable- net                                             1,650              36,123
                                                                             ---------------     ---------------
  Net cash provided by financing activities                                          21,445             153,950
                                                                             ---------------     ---------------

Effect of Exchange Rate Changes on Cash and
Cash Equivalents                                                                     (1,276)                (71)
Cash Used in Discontinued Beloit Operations, net of sales proceeds                  (16,081)            (92,224)
                                                                             --------------      --------------

Increase in Cash and Cash Equivalents                                                 8,445               6,704
Cash and Cash Equivalents at Beginning of Period                                     57,453              30,012
                                                                             --------------      --------------

Cash and Cash Equivalents at End of Period                                         $ 65,898             $36,716
                                                                             ==============      ==============

           See accompanying notes to consolidated financial statements.

                         HARNISCHFEGER INDUSTRIES, INC.
                   (Debtor-in-Possession as of June 7, 1999)
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)


                                               Capital in  Compre-      Retained     Accumulated
                                   Common      Excess of   hensive      Earnings     Comprehensive           Treasury
In thousands                        Stock      Par Value   (Loss)       (Deficit)      (Loss)       SECT      Stock       Total
-----------------------------------------------------------------------------------------------------------------------------------
Six Months Ended April 30, 2000
                                                                                    C>
Balance at October 31, 1999      $    51,669   $ 572,573               $(1,468,938)  $  (79,960)  $ (1,612) $ (98,883) $(1,025,151)
 Comprehensive loss:
    Net loss                                               $  (23,889)     (23,889)                                        (23,889)
    Other comprehensive loss:
      Currency translation
      adjustment                                              (18,764)                  (18,764)                           (18,764)
         Total comprehensive                               -----------
         loss                                              $  (42,653)
                                                           ===========
 300,000 shares purchased by
  employee and director
  benefit plans                                   (7,519)                                                       7,519          --
 Adjust SECT shares to market
  value                                             (761)                                              761                     --
                                 -----------------------               -----------------------------------------------------------
Balance at April 30, 2000        $    51,669  $  564,293               $(1,492,827)  $  (98,724)  $   (851) $ (91,364) $(1,067,804)
                                 =======================               ============================================================
Six Months Ended April 30, 1999
Balance at October 31, 1998      $    51,669 $   586,509               $   216,065   $  (60,289)  $(13,525) $(113,579) $   666,850
 Comprehensive loss:
      Net loss                                             $  (90,657)     (90,657)                                        (90,657)
      Other comprehensive loss:
          Currency translation
           adjustment                                         (13,250)                  (13,250)                           (13,250)
            Total comprehensive                            ----------
            loss                                           $ (103,907)
                                                           ===========
 Dividends paid ($.10 per share)                                            (4,735)                                        (4,735)
 Dividends on shares held by SECT                    143                                                                      143
 600,000 shares purchased by employee
  and director benefit plans                     (10,035)                                                      15,583       5,548
 Adjust SECT shares to market value                  448                                              (448)                    --
 Amortization of unearned compensation
   on restricted stock                               349                                                                      349
                                 -----------------------               -----------------------------------------------------------
Balance at April 30, 1999        $    51,669 $   577,414               $   120,673   $  (73,539)  $(13,973) $ (97,996) $  564,248
                                 =======================               ===========================================================


          See accompanying notes to consolidated financial statements.


                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2000
                                   (Unaudited)


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

      The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, actions to collect prepetition indebtedness of the Debtors and other contractual obligations of the Debtors generally may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional prepetition claims may arise from such rejections, and from the determination by the Bankruptcy Court (or as agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. From time to time since the Chapter 11 filing, the Bankruptcy Court has approved motions allowing the Debtors to reject certain business contracts that were deemed burdensome or of no value to the respective Debtor. As of June 14, 2000, the Debtors had not completed their review of all their prepetition executory contracts and leases for assumption or rejection. See Note (f) - Liabilities Subject to Compromise.

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

      The Debtors have the exclusive right, until August 16, 2000 to file a plan or plans of reorganization. Such period has been extended from time to time during the pendancy of the Debtors' bankruptcy cases and may be extended at the discretion of the Bankruptcy Court. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e., more than 50% of the number and at least 66-2/3% of the dollar amount, both based on claims actually voted) of each class of creditors and equity holders whose claims are impaired by the plan. Alternatively, absent the requisite approvals, a Debtor may seek Bankruptcy Court approval of its reorganization plan under "cramdown" provisions of the Bankruptcy Code, assuming certain tests are met. If a Debtor fails to submit a plan of reorganization within the exclusivity period prescribed or any extensions thereof, any creditor or equity holder will be free to file a plan of reorganization with the Bankruptcy Court and solicit acceptances thereof.

      February 29, 2000 was set by the Bankruptcy Court as the last date creditors could file proofs of claim against the Debtors. There may be differences between the amounts recorded in the Debtors' schedules and financial statements and the amounts claimed by their respective creditors. Litigation may be required to resolve such disputes.

      The Debtors will continue to incur significant costs associated with the reorganizations. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect results while the Debtors operate under Chapter 11. See Note (d) - Reorganization Items.

      Currently, it is not possible to predict the length of time the Debtors will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders.

     Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) of the Company must be satisfied before shareholders of the Company can receive any distribution. The ultimate recovery to the Company's shareholders, if any, will not be determined until the end of the case when the fair value of the Company's assets is compared to the liabilities and claims against the Company. The Company and the other Debtors are currently engaged in a comprehensive analysis and reconciliation of claims filed by creditors. Based on the Company's analysis to date of (a) scheduled and filed claims,
     (b) any potential recovery from the sale of Beloit assets and (c) the valuation of the Company, P&H and Joy as going concerns, there appears to be sufficient value to pay in full all claims against P&H and Joy. However, there appears to be insufficient value to pay in full all claims against the Company. Accordingly, it appears unlikely that any value will be distributed to the Company's shareholders. There also appears to be insufficient value to pay in full all claims against Beloit. The U.S. Trustee for the District of Delaware has appointed an Official Committee of Equity Holders to represent the Company's shareholders in the proceedings before the Bankruptcy Court.

(b) Basis of Presentation

     The accompanying consolidated financial statements of the Company and its consolidated subsidiaries have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and does not reflect adjustments that might result if the Debtors (other than Beloit and Beloit's Debtor subsidiaries) are unable to continue as going concerns. As a result of the Debtors' Chapter 11 filings, such matters are subject to significant uncertainty. The Debtors intend to file a plan or plans of reorganization with the Bankruptcy Court. Continuing on a going concern basis is dependent upon, among other things, the Debtors' formulation of an acceptable plan or plans of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. Other than recording the estimated loss on the disposal of the Beloit discontinued operations in the fourth quarter of fiscal 1999, the consolidated financial statements do not reflect: (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority; (c) the effect of any changes to the Debtors' capital structures or in the Debtors' business operations as the result of a confirmed plan or plans of reorganization; or (d) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

     The Company's consolidated financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code," issued November 19, 1990 ("SOP 90-7"). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Debtors.

     In the opinion of management, all adjustments necessary for the fair presentation on a going concern basis of the results of operations for the three and six months ended April 30, 2000 and 1999, cash flows for the six months ended April 30, 2000 and 1999, and financial position at April 30, 2000 have been made. All adjustments made are of a normal recurring nature, except for those more fully discussed in these notes.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

     The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

(c) Discontinued Operations

In light of continuing losses at Beloit and following an evaluation of the prospects of reorganizing the Beloit Segment, on October 8, 1999 the Company announced its plan to dispose of this segment. Subsequently, Beloit notified certain of its foreign subsidiaries that they could no longer expect funding of their operations to be provided by either Beloit or the Company. Certain of the notified subsidiaries have since filed for or were placed into receivership or other applicable forms of judicial supervision in their respective countries. On May 12, 2000 the U.S. Trustee for the District of Delaware appointed an Official Committee of Unsecured Creditors of Beloit Corporation to represent the creditors of Beloit in proceedings before the Bankruptcy Court.

On November 7, 1999, the Bankruptcy Court approved procedures and an implementation schedule for the divestiture plan (the "Court Sales Procedures") for the Beloit Segment. Between February and May 2000, sales agreements were approved under the Court Sales Procedures with respect to the sale of substantially all of the segment's domestic operating assets and the stock of three of its foreign subsidiaries. As of June 14, 2000, all approved sales of domestic assets had taken place. Beloit expects that closings on the sales of its foreign subsidiaries will occur by the end of the third quarter of fiscal 2000.

The Company classified the Beloit Segment as a discontinued operation in its consolidated financial statements as of October 31, 1999 and has accordingly restated the Company's consolidated statements of operations and statements of cash flow for prior periods. Revenues for the Beloit Segment were $158.2 million for the six months ended April 30, 2000 and $392.8 million for the comparable period in 1999. Loss from discontinued operations was $94.7 million for the six months ended April 30, 1999. During fiscal 1999, the Company recorded an estimated loss of $529.0 million on the disposal of the Beloit Segment including an accrual for estimated operating losses to be incurred by the Beloit Segment subsequent to October 31, 1999. Based on the actual results during the six-month period ended April 30, 2000 and consideration of the current estimates associated with the Beloit wind-down expenses to be incurred, the Company believes that no adjustment to the original reserve is warranted as of April 30, 2000. (See Note (f) -- Liabilities Subject to Compromise for a discussion of the APP settlement).

The Company, Beloit and certain of their officers and employees have been named as defendants in an action in the Bankruptcy Court in which Omega Papier Wernhausen GmbH ("Omega") is the plaintiff. This action concerns prepetition and postpetition commitments allegedly made by the Company, Beloit and the officers and employees named in the action with respect to a prepetition contract between Omega and Beloit's Austrian subsidiary under which Beloit's Austrian subsidiary agreed to supply a tissue paper making machine for Omega's factory in Wernshausen, Germany. The action makes claims of breach of guarantee, tortuous interference with business, breach of covenant of good faith, fraud in the inducement and negligent misrepresentation and seeks damages of $12 million for each of nine counts plus punitive damages of $24 million for four of the nine counts. No discovery proceedings have taken place in this matter. As of June 14, 2000, the Company was not able to assess its ultimate liability, if any, in the matter.

(d) Reorganization Items

Reorganization expenses are comprised of items of income, expense and loss that were realized or incurred by the Debtors as a result of their decision to reorganize under Chapter 11 of the Bankruptcy Code. During the three and six months ended April 30, 2000, reorganization expenses related to continuing operations were as follows:

                                                  Three months      Six months
                                                     ended            ended
In thousands                                    April 30, 2000    April 30, 2000
--------------------------------------------------------------------------------

Professional fees directly related to the filing   $  9,437         $ 17,247
Amortization of DIP financing costs                   1,875            3,750
Accrued retention plan costs                            489            2,679
Interest earned on DIP proceeds                        (339)            (641)
                                                   --------         --------
                                                   $ 11,462         $ 23,035
                                                   ========         ========

(e) Restructuring Charges

     In the third quarter of fiscal 1999 Joy announced and implemented a restructuring plan. An initial reserve of $7.3 million was established in the third quarter of fiscal 1999, primarily for the impairment of certain assets related to a facility rationalization. In addition, charges amounting to $4.7 million were made in the third and fourth quarter of fiscal 1999 upon the announcement of the severance of approximately 240 employees. Of the amount reserved in fiscal 1999, $0.7 million had been utilized by the end of the fiscal year. During the first six months of fiscal 2000 a further $6.5 million restructuring charge was recorded under the plan primarily for rationalization of certain of Joy's original equipment manufacturing capacity in the United Kingdom, and to a lesser extent for the initial stage of headcount reductions in South Africa associated with a reorganization of Joy's business in that market. These charges were made primarily for severance of approximately 195 employees in the United Kingdom and approximately 20 employees in South Africa.
     Additional future cash charges of $1.4 million in connection with continuing cost reduction initiatives are expected to be incurred in fiscal 2000.

Details of these restructuring charges are as follows:


     In thousands
     -----------------------------------------------------------------------


                          Reserve at    Additional    Reserve     Reserve at
                           10/31/99      Reserve     Utilized      4/30/00
                          ---------      -------     --------     ---------

     Employee severance   $ 4,009        $ 5,916      $ 4,924       $ 5,001
     Facility closures      7,270            563          379         7,454
                          -------        -------      -------       -------
     Total                $11,279        $ 6,479      $ 5,303       $12,455
                          =======        =======      =======       =======

(f) Liabilities Subject to Compromise

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. Additional prepetition claims may arise from rejection of additional executory contracts or unexpired leases by the Debtors. Under a confirmed plan of reorganization, prepetition claims may be paid and discharged at amounts substantially less than their allowed amounts. The issue of substantive consolidation of the Debtors has not been addressed. Unless Debtors are substantively consolidated under a confirmed plan or plans of reorganization, payment of prepetition claims of each Debtor may substantially differ from payment of prepetition claims of other Debtors.

Recorded liabilities:

On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings consisted of the following:



                                                                      April 30, 2000                   October 31, 1999
                                                         -----------------------------------  --------------------------------------
                                                           Continuing  Discontinued             Continuing   Discontinued
In thousands                                               Operations   Operations     Total    Operations    Operations     Total
--------------------------------------------------------------------------------------------  --------------------------------------


Trade accounts payable                                    $   91,299   $ 94,759   $  186,058   $   95,950   $  106,729  $  202,679
Accrued interest expense, as of June 6, 1999                  17,315         15       17,330       17,315           15      17,330
Accrued executive changes expense                              8,518         --        8,518        8,518           --       8,518
Accrued project costs                                             --     12,514       12,514           --       39,226      39,226
Put obligation to preferred shareholders of subsidiary         5,457         --        5,457        5,457           --       5,457
8.9% Debentures, due 2022                                     75,000         --       75,000       75,000           --      75,000
8.7% Debentures, due 2022                                     75,000         --       75,000       75,000           --      75,000
7 1/4% Debentures, due 2025
           (net of discount of $1,209 and $1,218)            148,791         --      148,791      148,782           --     148,782
6 7/8% Debentures, due 2027
           (net of discount of $98 and $100)                 149,902         --      149,902      149,900           --     149,900
Senior Notes, Series A through D, at interest rates of
           between 8.9% and 9.1%, due 1999 to 2006            69,546         --       69,546       69,546           --      69,546
Revolving credit facility                                    500,000         --      500,000      500,000           --     500,000
IRC lease (Princeton Paper)                                       --     54,000       54,000           --       54,000      54,000
APP claims                                                        --         --           --           --       46,000      46,000
Industrial Revenue Bonds, at interest rates of between
          5.9% and 8.8%, due 1999 to 2017                     18,615     14,128       32,743       18,615       14,128      32,743
Notes payable                                                 20,000         --       20,000       20,000           --      20,000
Other                                                          9,402         --        9,402        9,471           --       9,471
Advance payments and progress billing                             --     16,505       16,505           --      125,696     125,696
Accrued warranties                                                --     24,318       24,318           --       34,054      34,054
Minority interest                                                 --     18,099       18,099           --       21,536      21,536
Pension and other                                                 --     53,256       53,256           --       53,422      53,422
                                                          ----------  ---------   ----------   ----------   ----------  ----------
                                                          $1,188,845  $ 287,594   $1,476,439   $1,193,554   $  494,806  $1,688,360
                                                          ==========  =========   ==========   ==========   ==========  ==========


     As a result of the bankruptcy filings, principal and interest payments maynot be made on prepetition debt without Bankruptcy Court approval or until a reorganization plan or plans defining the repayment terms have been confirmed. The total interest on prepetition debt that was not paid or charged to earnings for the period from June 7, 1999 to April 30, 2000 was $69.3 million, of which $38.1 million relates to the first six months of fiscal 2000. Such interest is not being accrued since it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to unsecured claims.

     Contingent liabilities:

     At April 30, 2000, the Company was contingently liable to banks, financial institutions and others for approximately $278.7 million ($311.2 million as of October 31, 1999) for outstanding letters of credit, bank guarantees, surety bonds and other guarantees securing performance of sales contracts and other obligations in the ordinary course of business. Of the $278.7 million: approximately $136.0 million ($168.7 million as of October 31,
     1999) was issued at the request of the Company on behalf of Beloit; approximately $152.7 million was issued at the request of Debtor entities prior to the bankruptcy filing; and $47.8 million (October 31, 1999 $48.8 million) was issued under the DIP Facility (See Note (g) - Borrowings and Credit Facilities). Contingent liabilities of the Debtors outstanding as of the bankruptcy filing date may also be subject to compromise. Additionally, there were $59.6 million (October 31, 1999 $48.5 million) of outstanding letters of credit or other guarantees issued by non-US banks for non-US subsidiaries. Approximately $15.2 million of the approximately $278.7 million was accrued in fiscal 1999 as part of the loss on Beloit discontinued operations.

     The Company and its subsidiaries are party to litigation matters and claims that are normal in the course of their operations. Also, as a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolution may affect the results of operations on a quarter-to-quarter basis, management believes that such matters will not have a materially adverse effect on the Company's consolidated financial position. Generally, litigation related to "claims", as defined by the Bankruptcy Code, against Debtors is stayed.

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

     In fiscal 1996 and 1997, Beloit's Asian subsidiaries received orders for four fine papermaking machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600.0 million. The first two machines were substantially paid for and installed at APP facilities in Indonesia. Beloit sold approximately $44.0 million of receivables from APP on these first two machines to a financial institution. Beloit agreed to repurchase the receivables in the event APP defaulted on the receivables and the Company guaranteed this repurchase obligation. As of June 14, 2000, the Company believes APP was not in default with respect to the receivables. The machines are currently in the start-up/optimization phase and are required to meet certain contractual performance tests. The contracts provide for potential liquidated damages, including performance damages, in certain circumstances. Beloit has had discussions with APP on certain claims and back charges on the first two machines.

     Disputes arose between Beloit and APP regarding the two remaining machines. On March 3, 2000, the Company announced the signing of a definitive agreement to settle the disputes and related arbitration and legal proceedings. Under the settlement, APP paid $135.0 million to Beloit on April 6, 2000 and $15.9 million the Company had deposited with a bank with respect to related letters of credit was released to the Company on April 11, 2000. The $15.9 million was classified as other assets in the Company's consolidated financial statements as of October 31, 1999. The $135.0 million was paid $25.0 million in cash and $110.0 million in a three-year note issued by an APP subsidiary and guaranteed by APP. The note is governed by an indenture and bears a fixed interest rate of 15%. Beloit intends to sell the note to a third party for fair market value. In view of the intention to sell the note and current volatility in the applicable capital markets for the note, no value for the note has been recognized in the financial statements as of April 30, 2000. The value for the note and its effect on the financial statements will be recognized in the period that the note is sold. As part of the settlement, Beloit retained a $46.0 million down payment it received from APP for the second two papermaking machines and APP released all rights with respect to letters of credit issued for the aggregate amount of the down payment for the second two papermaking machines. APP acquired certain components and spare parts produced or acquired by Beloit in connection with the two papermaking machines on an as is, where is basis. In addition, Beloit returned to APP certain promissory notes given to Beloit by APP. The notes were initially issued in the amount of $59.0 million and had an aggregate principal balance of $19.0 million when they were returned to APP.

     The Company and certain of its present and former senior executives have been named as defendants in a class action, captioned In re: Harnischfeger Industries, Inc. Securities Litigation, in the United States District Court for the Eastern District of Wisconsin. This action seeks damages in an unspecified amount on behalf of an alleged class of purchasers of the Company's common stock, based principally on allegations that the Company's disclosures with respect to the APP contracts of Beloit discussed above violated the federal securities laws. As regards the Company, this matter is stayed by the automatic stay imposed by the Bankruptcy Code. On May 2,
     2000 the Bankruptcy Court permitted the plaintiffs to seek class certification during the stay but otherwise stayed the litigation with respect to the other defendants in the litigation until August 15, 2000. The Company may seek to further extend the stay with respect to the other defendants.

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

     The Company and its consolidated subsidiaries are also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that the resolution of these matters will not have a materially adverse effect on its consolidated financial position.

(g) Borrowings and Credit Facilities

     Borrowings of the Company and its consolidated subsidiaries consisted of the following:

                                                      April 30,   October 31,
    In thousands                                        2000          1999
    ---------------------------------------------   ------------  ------------

    Domestic:
    DIP Facility                                     $ 186,000    $ 167,000
    Other                                                  223          227

    Foreign:
    Australian Term Loan, due 2000                      52,515       57,734
    Short term notes payable and bank overdrafts        82,840       86,539
    Other                                                2,063        1,165
                                                     ---------    ---------
                                                       323,641      312,665
    Less:  Amounts due within one year                (135,628)    (144,568)
                                                     ---------    ---------

    Long-term Obligations                            $ 188,013    $ 168,097
                                                     =========    =========


     Debtor-in-Possession Financing

     On July 8, 1999 the Bankruptcy Court approved a two-year, $750 million Revolving Credit, Term Loan and Guaranty Agreement underwritten by The Chase Manhattan Bank (the "DIP Facility") consisting of three tranches: (i) Tranche A is a $350 million revolving credit facility with sublimits for import documentary letters of credit of $20 million and standby letters of credit of $300 million; (ii) Tranche B is a $200 million term loan facility; and (iii) Tranche C is a $200 million standby letter of credit facility. Effective May 30, 2000, the Company voluntarily reduced the size of the DIP Facility to $350 million by terminating Tranches B and C. The reduced size of the DIP Facility is more in line with the Company's expected borrowing needs in light of the exit from the Pulp and Paper Machinery business and the receipt of proceeds from the sale of Beloit assets. The reduction in the size of the DIP Facility will save the Company approximately $170,000 per month in loan commitment fees.

     Proceeds from the DIP Facility may be used to fund postpetition working capital and for other general corporate purposes during the term of the DIP Facility and to pay up to $35 million of prepetition claims of critical vendors. The Debtors are permitted to make loans and provide letters of credit in an aggregate amount not to exceed $240 million to foreign subsidiaries for specified limited purposes, including up to $90 million for working capital needs of foreign subsidiaries and $110 million of loans and $110 million of letters of credit for support or repayment of existing credit facilities. The Debtors may use up to $40 million (of the $240 million) to issue stand-by letters of credit to support foreign business opportunities. Beginning August 1, 1999, the DIP Facility imposes monthly minimum EBITDA tests and quarterly limits on capital expenditures. At April 30, 2000, $186 million in direct borrowings had been drawn under the DIP Facility and classified as a long-term obligation and letters of credit in the face amount of $47.8 million had been issued under the DIP Facility. The Debtors are jointly and severally liable under the DIP Facility.

     The DIP Facility benefits from superpriority administrative claim status as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured prepetition claims and all other administrative expenses incurred in the Chapter 11 case. Direct borrowings under the DIP Facility are priced at LIBOR + 2.75% per annum on the outstanding borrowings. Letters of credit are priced at 2.75% per annum (plus a fronting fee of 0.25% to the Agent) on the outstanding face amount of each letter of credit. In addition, the Company pays a commitment fee of 0.50% per annum on the unused amount of the commitment payable monthly in arrears. The DIP Facility matures on the earlier of the substantial consummation of a plan of reorganization of the Company or June 6, 2001.

     In proceedings filed with the Bankruptcy Court, the Debtors agreed with the Official Committee of Unsecured Creditors appointed by the U.S. Trustee (the "Creditors Committee") and with MFS Municipal Income Trust and MFS Series Trust III (collectively, the "MFS Funds"), holders of certain debt issued by Joy, to a number of restrictions regarding transactions with foreign subsidiaries and Beloit:

     o The Debtors agreed to give at least five days prior written notice to the Creditors Committee and to the MFS Funds of the Debtors' intention to (a) make loans or advances to, or investments in, any foreign subsidiary for working capital purposes in an aggregate amount in excess of $90 million; (b) make loans or advances to, or investments in, any foreign subsidiary to repay the existing indebtedness or cause letters of credit to be issued in favor of a creditor of a foreign subsidiary in an aggregate amount, cumulatively, in excess of $30 million; or (c) make postpetition loans or advances to, or investments in, Beloit or any of Beloit's subsidiaries in excess of $115 million. In September 1999, the Company notified the Creditors Committee and MFS Funds that it intended to exceed the $115 million amount. The Company subsequently agreed, with the approval of the Bankruptcy Court, to provide the Creditors Committee with weekly cash requirement forecasts for Beloit, to restrict funding of Beloit to forecasted amounts, to provide the Creditors Committee access to information about the Beloit divestiture and liquidation process, and to consult with the Creditors Committee regarding the Beloit divestiture and liquidation process.

     o In addition, the Debtors agreed to give notice to the Creditors Committee and to the MFS Funds with respect to any liens created by or on a foreign subsidiary or on any of its assets to secure any indebtedness.

     o The Debtors agreed to notify the MFS Funds of any reduction in the net book value of Joy of ten percent or more from $364 million, after which MFS would be entitled to receive periodic financial statements for Joy. During fiscal 1999, MFS Funds became entitled to receive periodic financial statements for Joy.

     The plan to dispose of the Beloit Segment necessitated obtaining a waiver under the DIP Facility from The Chase Manhattan Bank. In light of the Company's plan in October 1999 to dispose of this segment, the minimum EBITDA tests were no longer consistent with the Company's continuing operations. As of January 31, 2000, the Company and The Chase Manhattan Bank entered into a Waiver and Amendment Letter which waives compliance with certain negative covenants of the DIP Facility as they relate to the sale of the assets of Beloit and amends the EBITDA tests in the DIP Facility to levels that are appropriate for the Company's continuing businesses on a consolidated basis. Continuation of unfavorable business conditions or other events could require the Debtors to seek further modifications or waivers of certain covenants of the DIP Facility. In such event, there is no certainty that the Debtors would obtain such modifications or waivers to avoid default under the DIP Facility.

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

     Foreign Credit Facilities

     Prior to the bankruptcy filings, one of the Company's Australian subsidiaries maintained a A$90.0 million (US$52.5 million) long-term loan facility with a group of four banks at a floating interest rate expressed in relation to Australian dollar denominated Bank Bills of Exchange. The Company's bankruptcy filing caused the Australian subsidiary to be in default of certain covenants of the loan facility, a notice of default was issued to the subsidiary by the banks and the loan became repayable on demand. As of April 30, 2000, the loan was fully drawn. The balance outstanding is classified as a current liability. This loan facility is being renegotiated to cure the default and extend its term.

     As of April 30, 2000, short-term bank credit lines of foreign subsidiaries amounted to $115.6 million. Outstanding borrowings against these credit lines, principally in the form of demand notes, were $82.8 million as of April 30, 2000 compared with $86.5 million as at October 31, 1999. The short-term bank credit lines in the United Kingdom and South Africa are being renegotiated by the Company's foreign subsidiaries with the objective of converting the credit lines to long-term credit facilities.

(h)  Income Taxes

     The income tax provision (benefit) recognized in the Company's consolidated statement of operations differs from the income tax provision (benefit) computed by applying the statutory federal income tax rate to the income or loss from continuing operations for the six months ended April 30, 2000 due to an additional valuation allowance on deferred tax benefits, state taxes and differences in foreign and U.S. tax rates.

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

(i)  Inventories

     Consolidated inventories consisted of the following:

                                                April 30,    October 31,
     In thousands                                2000           1999
     ------------------------------------  ---------------  ------------
     Finished goods                            $ 213,908    $ 205,959
     Work in process and purchased parts         204,747      256,697
     Raw materials                                35,304       34,271
                                               ---------    ---------
                                                 453,959      496,927
     Less excess of current cost over stated
         LIFO value                              (49,166)     (49,272)
                                               ---------    ---------
                                               $ 404,793    $ 447,655
                                               =========    =========


     Inventories valued using the LIFO method represented approximately 69% and 71% of consolidated inventories at April 30, 2000 and October 31, 1999, respectively.

(j)  Earnings Per Share

     The following table sets forth the reconciliation of the numerators and denominators used to calculate the basic and diluted earnings per share:

                                                        Three Months Ended              Six Months Ended
                                                             April 30,                      April 30,
                                                    ------------  -------------    -----------  ----------
In thousands except per share amounts                   2000         1999 (1)           2000       1999 (1)
--------------------------------------------------  ------------  -------------    -----------  -----------

Basic Earnings (Loss):
--------------------------------------------------
Income (loss) from continuing operations             $ (6,343)   $   4,399           $(23,889)   $  4,013
Loss from Beloit discontinued operations                   --      (78,657)                --     (94,670)
                                                     --------    ----------         ---------   ---------
Net loss                                             $ (6,343)   $ (74,258)          $(23,889)   $(90,657)
                                                     ========    ==========          ========    ========

Basic weighted average common shares outstanding       46,719       46,369             46,618      46,143
                                                     ========    =========           ========    ========


Basic Earnings (Loss) Per Share:
--------------------------------------------------
Income (loss) from continuing operations             $  (0.13)   $   0.09            $  (0.51)    $  0.08
Loss from Beloit discontinued operations                   --       (1.69)                 --       (2.04)
                                                     --------    ---------           --------    --------
Net loss                                             $  (0.13)   $  (1.60)            $ (0.51)    $ (1.96)
                                                     ========    =========           ========    ========


Diluted Earnings (Loss):
--------------------------------------------------
Income (loss) from continuing operations             $ (6,343)   $  4,399            $(23,889)   $  4,013
Loss from Beloit discontinued operations                   --     (78,657)                 --     (94,670)
                                                     --------    ---------           --------    ---------
Net loss                                             $ (6,343)   $(74,258)           $(23,889)   $(90,657)
                                                     ========    ========            ========    ========

Basic weighted average common shares outstanding       46,719      46,369              46,618      46,143
Assumed exercise of stock options                          --          --                  --          --
                                                     --------    --------            --------    --------
Diluted weighted average common shares outstanding     46,719      46,369              46,618      46,143
                                                     ========    ========            ========    ========


Diluted Earnings (Loss) Per Share:
-------------------------------------------------
Income (loss) from continuing operations             $  (0.13)   $  0.09             $  (0.51)   $  0.08
Loss from Beloit discontinued operations                   --      (1.69)                  --      (2.04)
                                                     --------    -------             --------    --------
Net loss                                             $  (0.13)   $ (1.60)            $ (0.51)    $ (1.96)
                                                     ========    ========            ========    ========

_______________
(1)  Amounts  for the  three  and six  months  ended  April  30,  1999 have been restated to reflect Beloit as a discontinued operation.

     Options to purchase common stock were not included in the computation of diluted earnings per share because the additional shares would reduce the loss per share amount and, therefore, the effect would be anti-dilutive.

(k)  Segment Information

     Business Segment Information

     At April 30, 2000, the Company had two reportable segments, Surface Mining Equipment and Underground Mining Machinery. Operating income (loss) of segments does not include interest income or expense and provision (benefit) for income taxes. There are no significant intersegment sales. Identifiable assets are those used in the operations of each segment. Corporate assets consist primarily of property, deferred financing costs, pension assets and cash.

In thousands
----------------------------------------------------------------------------------------------------------
                                                                Depreciation
                                          Net       Operating       and           Capital     Identifiable
                                        Sales     Income (Loss) Amortization    Expenditures     Assets
                                     ----------   ------------- -------------   ------------ -------------
Three months ended April 30, 2000
Surface Mining                       $  134,368   $   15,711    $    4,209   $    6,019      $  403,062
Underground Mining                      147,714        5,078(1)      7,410        2,694         874,315
                                     ----------   ----------    ----------   ----------      ----------
       Total continuing operations      282,082       20,789        11,619        8,713       1,277,377
Beloit discontinued operations             --           --            --           --           202,000
Reorganization items                       --        (11,462)         --           --              --
Corporate                                  --         (3,931)        2,167         --            67,352
                                     ----------   ----------    ----------   ----------      ----------
   Consolidated Total                $  282,082   $    5,396    $   13,786   $    8,713      $1,546,729
                                     ==========   ==========    ==========   ==========      ==========

Three months ended April 30, 1999
Surface Mining                       $  125,456   $   13,348    $    4,355   $    1,082      $  430,202
Underground Mining                      168,878        7,617         5,776        3,755       1,006,620
                                     ----------   ----------    ----------   ----------      ----------
      Total continuing operations       294,334       20,965        10,131        4,837       1,436,822
Beloit discontinued operations             --           --            --           --         1,299,359
Corporate                                  --         (4,950)          353           18         139,448
                                     ----------   ----------    ----------   ----------      ----------
   Consolidated Total                $  294,334   $   16,015    $   10,484   $    4,855      $2,875,629
                                     ==========   ==========    ==========   ==========      ==========


Six months ended April 30, 2000
Surface Mining                       $  255,501   $   25,168    $    8,239   $   10,723      $  403,062
Underground Mining                      311,868        5,719(1)     14,840        4,138         874,315
                                     ----------   ----------    ----------   ----------      ----------
       Total continuing operations      567,369       30,887        23,079       14,861       1,277,377
Beloit discontinued operations             --           --            --           --           202,000
Reorganization items                       --        (23,035)         --           --              --
Corporate                                  --         (8,235)        4,352         --            67,352
                                     ----------   ----------    ----------   ----------      ----------
   Consolidated Total                $  567,369   $     (383)   $   27,431   $   14,861      $1,546,729
                                     ==========   ==========    ==========   ==========      ==========

Six months ended April 30, 1999
Surface Mining                       $  236,018   $   24,355    $    8,650   $    2,458      $  430,202
Underground Mining                      322,753       11,707        11,956       12,412       1,006,620
                                     ----------   ----------    ----------   ----------      ----------
      Total continuing operations       558,771       36,062        20,606       14,870       1,436,822
Beloit discontinued operations             --           --            --           --         1,299,359
Corporate                                  --         (9,263)          712           18         139,448
                                     ----------   ----------    ----------   ----------      ----------
       Consolidated Total            $  558,771   $   26,799    $   21,318   $   14,888      $2,875,629
                                     ==========   ==========    ==========   ==========      ==========

(1) After restructuring charges of $168 and $6,479 for the three and six months ended April 30, 2000 respectively - see Note (e) - Restructuring Charges.



Geographical Segment Information

In thousands
----------------------------------------------------------------------------------------------------------------------
                                                                     Sales to
                                       Total          Interarea     Unaffiliated       Operating        Identifiable
                                       Sales            Sales        Customers       Income (Loss)         Assets
                                    -----------   ---------------  ---------------   ---------------   --------------
Three months ended April 30, 2000
United States                       $   216,697    $   (27,063)   $   189,634        $    20,156        $ 1,307,070
Europe                                   27,609         (8,993)        18,616                610            325,891
Other Foreign                            76,023         (2,191)        73,832              6,146            272,970
Interarea Eliminations                  (38,247)        38,247           --               (6,123)          (628,554)
                                    -----------    -----------    -----------        -----------        -----------
                                    $   282,082    $      --      $   282,082        $    20,789        $ 1,277,377
                                    ===========    ===========    ===========        ===========        ===========

Three months ended April 30, 1999
United States                       $   206,413    $   (38,060)   $   168,353        $    24,112        $ 1,287,062
Europe                                   59,642        (19,923)        39,719              7,102            369,542
Other Foreign                            91,193         (4,931)        86,262              1,760            356,529
Interarea Eliminations                  (62,914)        62,914           --              (12,009)          (576,311)
                                    -----------    -----------    -----------        -----------        -----------
                                    $   294,334    $      --      $   294,334        $    20,965        $ 1,436,822
                                    ===========    ===========    ===========        ===========        ===========


Six months ended April 30, 2000
United States                       $   414,891    $   (51,255)   $   363,636        $    30,664        $ 1,307,070
Europe                                   77,331        (28,380)        48,951             (1,452)           325,891
Other Foreign                           163,826         (9,044)       154,782             13,642            272,970
Interarea Eliminations                  (88,679)        88,679           --              (11,967)          (628,554)
                                    -----------    -----------    -----------        -----------        -----------
                                    $   567,369    $      --      $   567,369        $    30,887        $ 1,277,377
                                    ===========    ===========    ===========        ===========        ===========

Six months ended April 30, 1999
United States                       $   383,582    $   (68,678)   $   314,904        $    38,336        $ 1,287,062
Europe                                  113,089        (35,627)        77,462             11,306            369,542
Other Foreign                           174,694         (8,289)       166,405              4,757            356,529
Interarea Eliminations                 (112,594)       112,594           --              (18,337)          (576,311)
                                    -----------    -----------    -----------        -----------        -----------
                                    $   558,771    $      --      $   558,771        $    36,062        $ 1,436,822
                                    ===========    ===========    ===========        ===========        ===========


(l)   Condensed Combined Financial Statements

      The following  condensed  combined  financial  statements are presented in
      accordance   with  SOP  90-7,   Financial   Reporting   by   Entities   in
      Reorganization Under the Bankruptcy Code:

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                        CONDENSED COMBINED CONSOLIDATING
                             STATEMENT OF OPERATIONS
                            FOR THE SIX MONTHS ENDED
                                 APRIL 30, 2000


                                            Entities in    Entities not in
                                           Reorganization   Reorganization                    Combined
In thousands                                Proceedings     Proceedings     Eliminations    Consolidated
--------------------------------------   ---------------   ---------------  -----------     -------------
Revenues
       Net Sales                             $ 414,891      $ 241,157       $ (88,679)        $ 567,369
       Other Income                             (6,838)       (11,056)         19,802             1,908
                                             ---------      ---------       ---------         ---------
                                               408,053        230,101         (68,877)          569,277
Cost of Sales, including anticipated
        losses on contracts                    314,722        196,407         (76,712)          434,417
Product Development, Selling
        and Administrative Expenses             79,383         26,346             --            105,729
Reorganization Items                            23,035            --              --             23,035
Restructuring Charge                              --            6,479             --              6,479
                                             ---------      ---------      ---------          ---------
Operating Loss                                  (9,087)           869        7,835               (383)

Interest Expense - Net                         (11,184)        (5,950)            --            (17,134)
                                             ---------      ---------      ---------          ---------
Loss before Benefit (Provision) for Income
       Taxes and Minority Interest             (20,271)        (5,081)         7,835            (17,517)

Benefit (Provision) for Income Taxes            (5,605)          (395)            --             (6,000)

Minority Interest                                 --               --           (372)              (372)

Equity in Income of Subsidiaries                28,117            389        (28,506)                --
                                             ---------      ---------       ---------          ---------

Net Income (Loss)                                2,241         (5,087)       (21,043)           (23,889)
                                             =========      =========      =========          =========


                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                        CONDENSED COMBINED CONSOLIDATING
                                  BALANCE SHEET
                              AS OF APRIL 30, 2000

                                           Entities in     Entities not in
                                          Reorganization   Reorganization                          Combined
In thousands                                Proceedings     Proceedings        Eliminations      Consolidated
----------------------------------------  --------------  -----------------   --------------   -----------------
ASSETS
Current Assets:
  Cash and cash equivalents                $    25,239    $    40,659         $       --        $    65,898
  Accounts receivable-net                      122,085         79,262             (3,600)           197,747
  Intercompany receivables                   1,562,309        272,740         (1,835,049)             --
  Inventories                                  266,349        160,672            (22,228)           404,793
  Prepaid income taxes                          (3,881)         3,881               --                --
  Other current assets                           9,068         40,885                 93             50,046
                                           -----------    -----------        -----------        -----------
                                             1,981,169        598,099         (1,860,784)           718,484

Assets of discontinued Beloit operations       202,000           --                 --              202,000

Property, Plant and Equipment-Net              144,239         59,688               --              203,927

Intangible assets                              149,983        225,173               (166)           374,990

Deferred income taxes                             --             --                 --                 --

Investment in subsidiaries                     759,482        986,268         (1,743,529)             2,221

Other assets                                   167,417          2,488           (124,798)            45,107
                                           -----------    -----------        -----------        -----------
                                           $ 3,404,290    $ 1,871,716        $(3,729,277)       $ 1,546,729
                                           ===========    ===========        ===========        ===========


                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                        CONDENSED COMBINED CONSOLIDATING
                                  BALANCE SHEET
                              AS OF APRIL 30, 2000

                                                 Entities in     Entities not in
                                               Reorganization     Reorganization                        Combined
In thousands                                    Proceedings        Proceedings         Eliminations   Consolidated
--------------------------------------------  ---------------- --------------------  ---------------  ------------------
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Short-term notes payable, including current
    portion of long-term obligations            $         6    $   135,622             $      --        $ 135,628
  Trade accounts payable                             30,793         27,990                    --           58,783
  Intercompany accounts payable                   1,547,916        508,352            (2,056,268)            --
  Employee compensation and benefits                 37,119          7,304                 5,299           49,722
  Advance payments and progress billings              2,103         21,492                    --           23,595
  Accrued warranties                                 23,811         12,333                    --           36,144
  Other current liabilities                         180,239         55,385               (15,137)         220,487
                                                -----------    -----------           -----------      -----------
                                                  1,821,987        768,478            (2,066,106)         524,359

Long-term Obligations                               186,217          1,796                    --          188,013

Other non-current liabilities
   Liability for post-retirement benefits and
      accrued pension costs                          52,146          3,040                (5,299)          49,887
   Deferred income taxes                             (2,062)         2,062                    --             --
   Other liabilities                                132,624             25              (124,800)           7,849
                                                -----------    -----------           -----------      -----------
                                                    182,708          5,127              (130,099)          57,736


Liabilities Subject to Compromise                 1,188,845           --                      --        1,188,845

Liabilities of discontinued Beloit operations       475,605        173,654                    --          649,259

Minority Interest                                      --             --                   6,321            6,321

Shareholders' Deficit:
  Common stock                                       55,191        691,953              (695,475)          51,669
  Capital in excess of par value                  2,366,797        (78,160)           (1,724,344)         564,293
  Retained earnings                              (2,637,060)       404,092               740,141       (1,492,827)
  Accumulated comprehensive loss                   (143,785)       (95,224)              140,285          (98,724)
  Less:
      Stock Employee Compensation Trust                (851)          --                      --             (851)
      Treasury stock                                (91,364)          --                      --          (91,364)
                                                -----------    -----------           -----------      -----------
                                                   (451,072)       922,661            (1,539,393)      (1,067,804)
                                                -----------    -----------           -----------      -----------
                                                $ 3,404,290    $ 1,871,716           $(3,729,277)     $ 1,546,729
                                                ===========    ===========           ===========      ===========

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                        CONDENSED COMBINED CONSOLIDATING
                             STATEMENT OF CASH FLOW
                            FOR THE SIX MONTHS ENDED
                                 APRIL 30, 2000

                                                       Entities in     Entities not in
                                                      Reorganization   Reorganization     Combined
In thousands                                           Proceedings      Proceedings     Consolidated
---------------------------------------------     -------------------  ---------------  -------------

Net cash provided (used) by continuing
   operating activities                                $(19,273)         $ 25,297         $ 6,024
Investment and Other Transactions:
Cash transferred to entities not in reorganization
  proceedings                                           (17,660)           17,660               -
Property, plant and equipment acquired                  (13,099)           (1,762)        (14,861)
Property, plant and equipment retired                     2,797             1,481           4,278
Other - net                                              13,633            (4,717)          8,916
                                                       --------           ---------        --------
  Net cash used by investment and other transactions    (14,329)           12,662          (1,667)

Financing Activities:
Borrowings under DIP Facility                            70,000                 -          70,000
Repayment of borrowing under DIP Facility               (51,000)                -         (51,000)
Issuance (repayments) of long-term obligations - net      1,555              (760)            795
Decrease in short-term notes payable- net                     -             1,650           1,650
                                                       --------          --------         -------
  Net cash provided by financing activities              20,555               890          21,445

Effect of Exchange Rate Changes on Cash and
Cash Equivalents                                              -            (1,276)         (1,276)
Cash Used in Discontinued Operations                      8,111           (24,192)        (16,081)
                                                       --------           --------         -------
Increase (Decrease) in Cash and Cash Equivalents         (4,936)           13,381           8,445

Cash and Cash Equivalents at Beginning of Period         30,175             27,278          57,453
                                                       --------           --------         -------

Cash and Cash Equivalents at End of Period             $ 25,239           $ 40,659        $ 65,898
                                                       ========           ========        ========

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

     The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, actions to collect prepetition indebtedness of the Debtors and other contractual obligations of the Debtors generally may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional prepetition claims may arise from such rejections, and from the determination by the Bankruptcy Court (or as agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. From time to time since the Chapter 11 filing, the Bankruptcy Court has approved motions allowing the Debtors to reject certain business contracts that were deemed burdensome or of no value to the respective Debtor. As of June 14, 2000, the Debtors had not completed their review of all their prepetition executory contracts and leases for assumption or rejection. See Note (f) - Liabilities Subject to Compromise included in Item 1 - Financial Statements.

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

     The Debtors have the exclusive right, until August 16, 2000 to file a plan or plans of reorganization. Such period has been extended from time to time during the pendancy of the Debtors' bankruptcy cases and may be extended at the discretion of the Bankruptcy Court. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e., more than 50% of the number and at least 66-2/3% of the dollar amount, both based on claims actually voted) of each class of creditors and equity holders whose claims are impaired by the plan. Alternatively, absent the requisite approvals, a Debtor may seek Bankruptcy Court approval of its reorganization plan under "cramdown" provisions of the Bankruptcy Code, assuming certain tests are met. If a Debtor fails to submit a plan of reorganization within the exclusivity period prescribed or any extensions thereof, any creditor or equity holder will be free to file a plan of reorganization with the Bankruptcy Court and solicit acceptances thereof.

     February 29, 2000 was set by the Bankruptcy Court as the last date creditors could file proofs of claim against the Debtors. There may be differences between the amounts recorded in the Debtors' schedules and financial statements and the amounts claimed by their respective creditors. Litigation may be required to resolve such disputes.

     The Debtors will continue to incur significant costs associated with the reorganizations. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect results while the Debtors operate under Chapter 11. See Note (d) - Reorganization Items included in
     Item 1 - Financial Statements.

     Currently, it is not possible to predict the length of time the Debtors will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders.

     Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) of the Company must be satisfied before shareholders of the Company can receive any distribution. The ultimate recovery to the Company's shareholders, if any, will not be determined until the end of the case when the fair value of the Company's assets is compared to the liabilities and claims against the Company. The Company and the other Debtors are currently engaged in a comprehensive analysis and reconciliation of claims filed by creditors. Based on the Company's analysis to date of (a) scheduled and filed claims,
     (b) any potential recovery from the sale of Beloit assets and (c) the valuation of the Company, P&H and Joy as going concerns, there appears to be sufficient value to pay in full all claims against P&H and Joy. However, there appears to be insufficient value to pay in full all claims against the Company. Accordingly, it appears unlikely that any value will be distributed to the Company's shareholders. There also appears to be insufficient value to pay in full all claims against Beloit. The U.S. Trustee for the District of Delaware has appointed an Official Committee of Equity Holders to represent the Company's shareholders in the proceedings before the Bankruptcy Court.

     The accompanying consolidated financial statements of the Company and its consolidated subsidiaries have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and does not reflect adjustments that might result if the Debtors (other than Beloit and Beloit's Debtor subsidiaries) are unable to continue as going concerns. As a result of the Debtors' Chapter 11 filings, such matters are subject to significant uncertainty. The Debtors intend to file a plan or plans of reorganization with the Bankruptcy Court. Continuing on a going concern basis is dependent upon, among other things, the Debtors' formulation of an acceptable plan or plans of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. Other than recording the estimated loss on the disposal of the Beloit discontinued operations in the fourth quarter of fiscal 1999 and the subsequent adjustment to this loss in the second quarter of fiscal 2000, the consolidated financial statements do not reflect: (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority; (c) the effect of any changes to the Debtors' capital structures or in the Debtors' business operations as the result of a confirmed plan or plans of reorganization; or (d) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

     The Company's consolidated financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code", issued. November 19, 1990 ("SOP 90-7"). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Debtors.

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

Surface Mining Equipment

Three Months Ended April 30, 2000 as Compared to 1999

The following table sets forth certain data with respect to the Surface Mining Equipment segment from the consolidated statement of operations of the Company for the three months ended April 30:

         In thousands                          2000                1999
     --------------------------------------------------------------------

     Net Sales                             $ 134,368           $ 125,456
     Operating Profit                      $  15,711           $  13,348
     Bookings                              $ 110,032           $ 105,784


Sales of the Surface Mining Equipment segment were $134.4 million for the three months ended April 30, 2000, a 7% increase from sales of $125.5 million during the same period of fiscal 1999. Original equipment sales increased by 18%, driven by an increase in sales of electric mining shovels. The increase in electric mining shovel sales was partially offset by a decrease in sales related to draglines. Aftermarket sales increased 1% for the three months ended April 30, 2000 due to increased service sales.

Operating profit was $15.7 million or 11.7% of sales in the three months ended April 30, 2000, compared to operating profit of $13.3 million and 10.6% for the corresponding period in 1999. The higher operating profit in the three months of 2000 as compared to the three months of 1999 was due primarily to higher volume.

Bookings were $110.0 million in the three months ended April 30, 2000 compared to $105.8 million during the equivalent period in 1999. The increase is primarily due to higher aftermarket bookings. The P&H order backlog was $75.3 million as of April 30, 2000 compared with $93.8 million at October 31, 1999. These booking and backlog figures exclude customer arrangements under long-term repair and maintenance contracts. In financial reports prior to fiscal 2000 it was the policy of the Company to include two years of estimated value of such arrangements as part of its reported backlog. The total estimated value of long-term repair and maintenance arrangements with P&H customers, which extend for periods of up to thirteen years, amounted to approximately $220 million as of April 30, 2000.

Six Months Ended April 30, 2000 as compared to 1999

The following table sets forth certain data with respect to the Surface Mining Equipment segment from the consolidated statement of operations of the Company for the six months ended April 30:

           In thousands                       2000                1999
     --------------------------------------------------------------------

     Net Sales                             $ 255,501           $ 236,018
     Operating Profit                      $  25,168           $  24,355
     Bookings                              $ 237,013           $ 208,610


Sales of the Surface Mining Equipment segment were $255.5 million in the first six months of fiscal 2000, an 8% increase from sales of $236.0 million during the same period of fiscal 1999. Original equipment sales increased 27%, driven by an increase in sales of electric mining shovels. The increase in electric mining shovels was partially offset by a decrease in sales related to draglines. Aftermarket sales decreased 2% in the first six months of 2000 as the first six months of 1999 benefited from carryover parts shipments that were deferred due to the United Steelworkers' strike in Milwaukee during the fourth fiscal quarter of 1998.

Operating profit was $25.2 million or 9.9% of sales in the six months ended April 30, 2000, compared to operating profit of $24.4 million and 10.3% for the corresponding period in 1999. The higher operating profit in the first six months of 2000 as compared to the first six months of 1999 was due primarily to higher volume. The decreased operating profit margin reflects the proportionately lower aftermarket sales which typically yield higher margins.

Bookings were $237.0 million in the first six months of fiscal 2000 compared to $208.6 million during the equivalent period in 1999. The increase is primarily due to higher demand for P&H's original equipment resulting from product innovation and expanded product support for customers. Order backlog was $75.3 million as of April 30, 2000 compared with $93.8 million at October 31, 1999. These booking and backlog figures exclude customer arrangements under long-term repair and maintenance contracts.

Underground Mining Machinery

Three Months Ended April 30, 2000 as Compared to 1999

The following table sets forth certain data with respect to the Underground Mining Machinery segment from the consolidated statement of operations of the Company for the three months ended April 30:

    In thousands                         2000                          1999
------------------------------------------------------------------------------

Net Sales                             $ 147,714                     $ 168,878
Operating Profit                      $   5,078  *                  $   7,617
Bookings                              $ 142,805                     $ 134,713

                  -------------
                  * after restructuring charges of $168.


Net sales for the second quarter of fiscal 2000 were $21.2 million lower than during the second quarter of the prior year, primarily because there were no shipments of roof supports in the current quarter compared to approximately $20.0 million of roof support sales in the second quarter a year ago. This decline in roof support sales reflects softness in the markets served by the company for that product. In the United States, there was an increase in sales of new continuous miners and face conveyors which more than offset a decline in the shipment of shuttle cars and longwall shearing machines. In Australia and South Africa, the market for new equipment sales continued to be weak, with South Africa's new machine sales being flat compared to the prior year and Australia reporting a decrease. In the aftermarket, the sales of repair parts, components repairs and machine rebuilds in total were approximately the same in the current quarter as the same period last year. A slight increase in aftermarket sales in the United States was offset by a decline in aftermarket sales in the markets outside of the United States.

Operating profit for the second quarter of fiscal 2000 was $2.5 million less than for the same period last year. This decrease resulted from the decline in net sales and a loss of manufacturing burden absorption in excess of the reduction in manufacturing burden spending due in part to the decline in the current quarter's shipments. These items were partially offset by the benefits of Joy's cost reduction program which, in addition to the reduction of manufacturing burden spending, reduced selling, product development and administrative expenses. In the current quarter, these expenses were $1.9 million less than they were in the second quarter last year.

New order bookings in the current quarter were $8.1 million more than they were in the same quarter a year ago. New orders received in the United States were $18.4 million higher than last year with orders increasing for new continuous miners and face conveyors. Outside of the United States the market for new machines continued to be weak and bookings were less than they were in the previous year. In the aftermarket, new orders in the non-U.S. markets were at approximately the same level as they were in the second quarter of the fiscal 1999. The Joy order backlog was $139.1 million as of April 30, 2000 compared with $190.7 million at October 31, 1999. These bookings and backlog figures exclude customer arrangements under long-term repair and maintenance contracts. In financial reports prior to fiscal 2000 it was the policy of the Company to include two years of estimated value of such arrangements as part of its reported backlog. The total estimated value of long-term repair and maintenance arrangements with Joy customers, which extend for periods of up to eight years, amounted to approximately $77.5 million as of April 30, 2000.

Six Months Ended April 30, 2000 as compared to 1999

The following table sets forth certain data with respect to the Underground Mining Machinery segment from the consolidated statement of operations of the Company for the six months ended April 30:

    In thousands                         2000                          1999
------------------------------------------------------------------------------

Net Sales                             $ 311,868                     $ 322,753
Operating Profit                      $   5,719  *                  $  11,707
Bookings                              $ 260,266                     $ 332,874

                  -------------
                  * after restructuring charge of $6,479.


Net sales for the first six months of fiscal 2000 for the Underground Mining Machinery segment were $10.9 million less than in the same period of fiscal 1999. Small decreases in sales of new machines, repair parts and machine rebuilds were recorded, with component repair sales equaling those for 1999. An increase in new machine, component repair and machine rebuild sales in the United States was more than offset by a decrease in sales of those products in markets served out of the United Kingdom. In the U.S., new machine sales were helped by the sale of a roof support and face conveyor system for approximately $25.0 million in the first quarter. In the United Kingdom, sales of new roof support and face conveyor systems in fiscal 2000 were lower than in the first six months of fiscal 1999. An increase of repair part sales out of the UK into China was more than offset by continued softness in the aftermarket for component repairs and machine rebuilds. In both South Africa and Australia, with the exception of new machine sales in South Africa, net sales were approximately the same as in the first six months of 1999. New machine sales in South Africa continued to be extremely soft as customers managed production capacity.

Operating profit for the six months ended April 30, 2000, before the restructuring charge of $6.5 million, was $12.2 million compared to $11.7 million for the same period of fiscal 1999. Gross profit that was lost on the decrease in net sales was more than offset by reductions in selling, engineering and administrative expenses.

New order bookings in the first six months of fiscal 2000 were $72.6 million less than in the first six months of the prior year. The decrease in new orders was primarily the result of a $58.0 million decline in roof support bookings (with no roof support orders being recorded to date in fiscal 2000), fewer shuttle car and longwall shearer orders and a $9.0 million decline in machine rebuild orders. On the positive side, orders for both continuous miners and face conveyors increased from a year ago.

In the third quarter of fiscal 1999 Joy announced and implemented a restructuring plan. An initial reserve of $7.3 million was established in the third quarter of fiscal 1999, primarily for the impairment of certain assets related to a facility rationalization. In addition, charges amounting to $4.7 million were made in the third and fourth quarter of fiscal 1999 upon the announcement of the severance of approximately 240 employees. Of the amount reserved in fiscal 1999, $0.7 million had been utilized by the end of the fiscal year. During the first six months of fiscal 2000 a further $6.5 million restructuring charge was recorded under the plan primarily for rationalization of certain of Joy's original equipment manufacturing capacity in the United Kingdom, and to a lesser extent for the initial stage of headcount reductions in South Africa associated with a reorganization of Joy's business in that market. These charges were made primarily for severance of approximately 195 employees in the United Kingdom and approximately 20 employees in South Africa. Additional future cash charges of $1.4 million in connection with continuing cost reduction initiatives are expected to be incurred in fiscal 2000.

Details of these restructuring charges are as follows:


      In thousands
-----------------------------------------------------------------------------

                     Reserve at      Additional       Reserve      Reserve at
                      10/31/99         Reserve       Utilized        4/30/00
                    --------------   ------------   ------------  -----------

Employee severance    $ 4,009         $5,916         $4,924         $ 5,001
Facility closures       7,270            563            379           7,454
                      -------          -----         ------         -------
Total                 $11,279         $6,479         $5,303         $12,455
                      =======         ======         ======         =======


Discontinued Operations

In light of continuing losses at Beloit and following an evaluation of the prospects of reorganizing the Beloit Segment, on October 8, 1999 the Company announced its plan to dispose of this segment. Subsequently, Beloit notified certain of its foreign subsidiaries that they could no longer expect funding of their operations to be provided by either Beloit or the Company. Certain of the notified subsidiaries have since filed for or were placed into receivership or other applicable forms of judicial supervision in their respective countries. On May 12, 2000 the U.S. Trustee for the District of Delaware appointed an Official Committee of Unsecured Creditors of Beloit Corporation to represent the creditors of Beloit in proceedings before the Bankruptcy Court.

On November 7, 1999, the Bankruptcy Court approved procedures and an implementation schedule for the divestiture plan (the "Court Sales Procedures") for the Pulp and Paper Machinery segment. Between February and May, 2000, sales agreements were approved under the Court Sales Procedures with respect to the sale of substantially all of the segment's domestic operating assets and the stock of three of its foreign subsidiaries. As of June 14, 2000, all approved sales of domestic assets had taken place. Beloit expects that closings on the sales of its foreign subsidiaries will occur by the end of the third quarter of fiscal 2000.

The Company classified the Beloit Segment as a discontinued operation in its consolidated financial statements as of October 31, 1999 and has accordingly restated the Company's consolidated statements of operations and statements of cash flow for prior periods. Revenues for the Beloit Segment were $158.2 million for the six months ended April 30, 2000 and $392.8 million for the comparable period in 1999. Loss from discontinued operations was $94.7 million for the six months ended April 30, 1999. During fiscal 1999, the Company recorded an estimated loss of $529.0 million on the disposal of the Beloit Segment including an accrual for estimated operating losses to be incurred by the Beloit Segment subsequent to October 31, 1999. Based on the actual results during the six-month period ended April 30, 2000 and consideration of the current estimates associated with the Beloit winddown expenses to be incurred, the Company believes that no adjustment to the original reserve is warranted as of April 30, 2000. (See Note (f) -- Liabilities Subject to Compromise in Item 1 -- Financial Statements for a discussion of the APP settlement).

Income Taxes

The income tax provision (benefit) recognized in the Company's consolidated statement of operations differs from the income tax provision (benefit) computed by applying the statutory federal income tax rate to the income or loss from continuing operations for the six months ended April 30, 2000 due to an additional valuation allowance on deferred tax benefits, state taxes and differences in foreign and U.S. tax rates.

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

Liquidity and Capital Resources

Chapter 11 Proceedings

The matters described under this caption "Liquidity and Capital Resources", to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 proceedings. Those proceedings will involve, or result in, various restrictions on the Debtors' activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Debtors may conduct or seek to conduct business. In addition, the recorded amounts of: (i) the estimated cash proceeds to be realized upon the disposal of Beloit's assets to be sold or liquidated, and (ii) the estimated cash requirements to fund Beloit's remaining costs and claims, could be materially different from the actual amounts.

Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until the end of the case when the fair value of the Company's assets is compared to the liabilities and claims against the Company. The Company and the other Debtors are currently engaged in a comprehensive analysis and reconciliation of claims filed by creditors. Based on the Company's analysis to date of (a) scheduled and filed claims, (b) any potential recovery from the sale of Beloit assets and (c) the valuation of the Company, P&H and Joy as going concerns, there appears to be sufficient value to pay in full all claims against P&H and Joy. However, there appears to be insufficient value to pay in full all claims against the Company. Accordingly, it appears unlikely that any value will be distributed to the Company's shareholders. There also appears to be insufficient value to pay in full all claims against Beloit. The U.S. Trustee for the District of Delaware has appointed an Official Committee of Equity Holders to represent the Company's shareholders in the proceedings before the Bankruptcy Court.

Working Capital

Working capital of continuing operations, excluding liabilities subject to compromise, as of April 30, 2000, was $194.1 million including $65.9 million of cash and cash equivalents, as compared to working capital of $187.2 million including $57.5 million of cash and cash equivalents as of October 31, 1999. The ongoing inventory reduction program at Joy resulted in a $35.3 million decline in Joy's inventory during the first six months of fiscal 2000. However, this was more than offset by changes in other categories of working capital. Most significantly, there was an $11.2 million reduction in trade accounts payable and a $21.7 million reduction in advance payments and progress billings, reflecting a smaller number of major capital orders, particularly at P&H, in the second quarter of fiscal 2000 as compared with the final quarter of fiscal 1999. There was also an $8.9 million decline in short-term borrowings by foreign subsidiaries. This resulted mainly from the decline in the value of the British Pound, Australian Dollar and other major currencies against the U.S. Dollar during fiscal 2000, which reduced the U.S. dollar value of these local currency borrowings.

Cash Flow from Continuing Operations

Although the Company recorded a loss from continuing operations of $23.9 million in the first six months of fiscal 2000 as compared with income from continuing operations of $4.0 million for the same period in 1999, cash generated by continuing operations was $6.0 million for the six months ended April 30, 2000 compared with cash used by continuing operations of $33.7 million for the comparable period in 1999.

The improvement in operating cash flow in 2000 resulted from several factors, primarily: (i) the inclusion of non-cash Joy restructuring charges of $6.5 million and non-cash reorganization items of $7.9 million in the first six months of fiscal 2000; and (ii) an inventory build-up of $13.2 million in the first six months of 1999 compared with an inventory reduction of $31.4 million in 2000.

Cash flow used by investment and other transactions was $1.7 million for the six months ended April 30, 2000 compared to $21.3 million during the corresponding period in 1999. The difference between periods is primarily due to the inclusion in the first six months of fiscal 1999 of a deposit of $15.9 million placed with a bank in connection with certain APP letters of credit.

DIP Facility

On July 8, 1999 the Bankruptcy Court approved a two-year, $750 million Revolving Credit, Term Loan and Guaranty Agreement underwritten by The Chase Manhattan Bank (the "DIP Facility") consisting of three tranches: (i) Tranche A is a $350 million revolving credit facility with sublimits for import documentary letters of credit of $20 million and standby letters of credit of $300 million; (ii) Tranche B is a $200 million term loan facility; and (iii) Tranche C is a $200 million standby letter of credit facility. Effective May 30, 2000, the Company voluntarily reduced the size of the DIP facility to $350 million by terminating Tranches B and C. The reduced size of the DIP Facility is more in line with the Company's expected borrowing needs in light of the exit from the Pulp and Paper Machinery business and the receipt of proceeds from the sale of Beloit assets. The reduction in the size of the DIP Facility will save the Company approximately $170,000 a month in loan commitment fees.

Proceeds from the DIP Facility may be used to fund postpetition working capital and for other general corporate purposes during the term of the DIP Facility and to pay up to $35 million of prepetition claims of critical vendors. The Debtors are permitted to make loans and provide letters of credit in an aggregate amount not to exceed $240 million to foreign subsidiaries for specified limited purposes, including up to $90 million for working capital needs of foreign subsidiaries and $110 million of loans and $110 million of letters of credit for support or repayment of existing credit facilities. The Debtors may use up to $40 million (of the $240 million) to issue stand-by letters of credit to support foreign business opportunities. Beginning August 1, 1999, the DIP Facility imposes monthly minimum EBITDA tests and quarterly limits on capital expenditures. At April 30, 2000, $186 million in direct borrowings had been drawn under the DIP Facility and classified as a long-term obligation and letters of credit in the face amount of $47.8 million had been issued under the DIP Facility. The Debtors are jointly and severally liable under the DIP Facility.

The DIP Facility benefits from superpriority administrative claim status as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured prepetition claims and all other administrative expenses incurred in the Chapter 11 case. Direct borrowings under the DIP Facility are priced at LIBOR + 2.75% per annum on the outstanding borrowings. Letters of credit are priced at 2.75% per annum (plus a fronting fee of 0.25% to the Agent) on the outstanding face amount of each letter of credit. In addition, the Company pays a commitment fee of 0.50% per annum on the unused amount of the commitment payable monthly in arrears. The DIP Facility matures on the earlier of the substantial consummation of a plan of reorganization of the Company or June 6, 2001.

In proceedings filed with the Bankruptcy Court, the Debtors agreed with the Official Committee of Unsecured Creditors appointed by the U.S. Trustee (the "Creditors Committee") and with MFS Municipal Income Trust and MFS Series Trust III (collectively, the "MFS Funds"), holders of certain debt issued by Joy, to a number of restrictions regarding transactions with foreign subsidiaries and
Beloit:

     o The Debtor agreed to give at least five days prior written notice to the Creditors Committee and to the MFS Funds of the Debtors' intention to (a) make loans or advances to, or investments in, any foreign subsidiary for working capital purposes in an aggregate amount in excess of $90 million; (b) make loans or advances to, or investments in, any foreign subsidiary to repay the existing indebtedness or cause letters of credit to be issued in favor of a creditor of a foreign subsidiary in an aggregate amount, cumulatively, in excess of $30 million; or (c) make postpetition loans or advances to, or investments in, Beloit or any of Beloit's subsidiaries in excess of $115 million. In September 1999, the Company notified the Creditors Committee and MFS Funds that it intended to exceed the $115 million amount. The Company subsequently agreed, with the approval of the Bankruptcy Court, to provide the Creditors Committee with weekly cash requirement forecasts for Beloit, to restrict funding of Beloit to forecasted amounts, to provide the Creditors Committee access to information about the Beloit divestiture and liquidation process, and to consult with the Creditors Committee regarding the Beloit divestiture and liquidation process.

     o In addition, the Debtors agreed to give notice to the Creditors Committee and to the MFS Funds with respect to any liens created by or on a foreign subsidiary or on any of its assets to secure any indebtedness.

     o The Debtors agreed to notify the MFS Funds of any reduction in the net book value of Joy of ten percent or more from $364 million, after which MFS would be entitled to receive periodic financial statements for Joy. During fiscal 1999, MFS Funds became entitled to receive periodic financial statements for Joy.

The plan to dispose of the Beloit Segment necessitated obtaining a waiver under the DIP Facility from The Chase Manhattan Bank. In light of the Company's plan in October 1999 to dispose of this segment, the minimum EBITDA tests were no longer consistent with the Company's continuing operations. As of January 31, 2000, the Company and The Chase Manhattan Bank entered into a Waiver and Amendment Letter which waives compliance with certain negative covenants of the DIP Facility as they relate to the sale of the assets of Beloit and amends the EBITDA tests in the DIP Facility to levels that are appropriate for the Company's continuing businesses on a consolidated basis. Continuation of unfavorable business conditions or other events could require the Debtors to seek further modifications or waivers of certain covenants of the DIP Facility. In such event, there is no certainty that the Debtors would obtain such modifications or waivers to avoid default under the DIP Facility.

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

Year 2000 Readiness Disclosure

The year 2000 ("Y2K") issue focuses on the ability of information systems to properly recognize and process date-sensitive information beyond December 31, 1999. To address this problem, the Company implemented a Y2K readiness plan for information technology systems ("IT") and non-IT equipment, facilities and systems. All material IT and non-IT equipment, processes and software were compliant and resulted in no material Y2K issues through June 14, 2000. While no material Y2K problems have been encountered to date and none are expected, it is possible that such problems could arise as the year progresses.

Market Risk

Volatility in interest rates and foreign exchange rates can impact the Company's earnings, equity and cash flow. From time to time the Company undertakes transactions to hedge this impact. The hedge instrument is considered effective if it offsets partially or completely the negative impact on earnings, equity and cash flow due to fluctuations in interest and foreign exchange rates. In accordance with the Company's policy, the Company does not execute derivatives that are speculative or that increase the Company's risk from interest rate or foreign exchange rate fluctuations. At April 30, 2000 the Company was not party to any interest rate derivative contracts. Foreign exchange derivatives at that date were exclusively in the form of forward exchange contracts executed over the counter. The counterparties to these contracts are several commercial banks, all of which hold investment grade ratings. There is a concentration of these contracts at The Chase Manhattan Bank which is currently the only institution entering into forward foreign exchange contracts with the Company and the other Debtors.

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

As of April 30, 2000, the nominal or face value of forward foreign exchange contracts to which the Company and its subsidiaries were parties was $69.2 million in absolute U.S. dollar equivalent terms.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

See "Market Risk" in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II. OTHER INFORMATION

Item 1- Legal Proceedings

     The following should be read in conjunction with Item 3 - Legal Proceedings, of Part I of the Company's annual report on Form 10-K for the year ended October 31, 1999 and Item 1 - Legal Proceedings, of Part II of the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2000.

     In fiscal 1996 and 1997, Beloit's Asian subsidiaries received orders for four fine papermaking machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600.0 million. The first two machines were substantially paid for and installed at APP facilities in Indonesia. Beloit sold approximately $44.0 million of receivables from APP on these first two machines to a financial institution. Beloit agreed to repurchase the receivables in the event APP defaulted on the receivables and the Company guaranteed this repurchase obligation. As of June 14, 2000, the Company believes APP was not in default with respect to the receivables. The machines are currently in the start-up/optimization phase and are required to meet certain contractual performance tests. The contracts provide for potential liquidated damages, including performance damages, in certain circumstances. Beloit has had discussions with APP on certain claims and back charges on the first two machines.

     Disputes arose between Beloit and APP regarding the two remaining machines. On March 3, 2000, the Company announced the signing of a definitive agreement to settle the disputes and related arbitration and legal proceedings. Under the settlement, APP paid $135.0 million to Beloit on April 6, 2000 and $15.9 million the Company had deposited with a bank with respect to related letters of credit was released to the Company on April 11, 2000. The $15.9 million was classified as other assets in the Company's consolidated financial statements as of October 31, 1999. The $135.0 million was paid $25.0 million in cash and $110.0 million in a three-year note issued by an APP subsidiary and guaranteed by APP. The note is governed by an indenture and bears a fixed interest rate of 15%. Beloit intends to sell the note to a third party for fair market value. In view of the intention to sell the note and current volatility in the applicable capital markets for the note, no value for the note has been recognized in the financial statements as of April 30, 2000. The value for the note and its effect on the financial statements will be recognized in the period that the note is sold. As part of the settlement, Beloit retained a $46.0 million down payment it received from APP for the second two papermaking machines and APP released all rights with respect to letters of credit issued for the aggregate amount of the down payment for the second two papermaking machines. APP acquired certain components and spare parts produced or acquired by Beloit in connection with the two papermaking machines on an as is, where is basis. In addition, Beloit returned to APP certain promissory notes given to Beloit by APP. The notes were initially issued in the amount of $59.0 million and had an aggregate principal balance of $19.0 million when they were returned to APP.

     The Company and certain of its present and former senior executives have been named as defendants in a class action, captioned In re: Harnischfeger Industries, Inc. Securities Litigation, in the United States District Court for the Eastern District of Wisconsin. This action seeks damages in an unspecified amount on behalf of an alleged class of purchasers of the Company's common stock, based principally on allegations that the Company's disclosures with respect to the APP contracts of Beloit discussed above violated the federal securities laws. As regards the Company, this matter is stayed by the automatic stay imposed by the Bankruptcy Code. On May 2,
     2000 the Bankruptcy Court permitted the plaintiffs to seek class certification during the stay but otherwise stayed the litigation with respect to the other defendants in the litigation until August 15, 2000. The Company may seek to further extend the stay with respect to the other defendants.

Item 2 - Changes in Securities

     Not applicable.

Item 3 -  Defaults upon Senior Securities

     In connection with the Chapter 11 bankruptcy filings described in Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations of Part I, the Debtors discontinued the payment of principal and interest on all prepetition indebtedness. See Note (f)- Liabilities Subject to Compromise and Note (g)- Borrowings and Credit Facilities of
     Item 1 - Financial Statements of Part I, which are incorporated herein by reference.

Item 4  - Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the first six months of fiscal 2000.

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

     o Factors affecting the Company's ability to successfully manage sales it obtains, such as: the accuracy of the Company's cost and time estimates for major sales; the adequacy of the Company's systems to manage major sales and its success in completing sales on time and within budget; the Company's success in recruiting and retaining managers and key employees; wage stability and cooperative labor relations; plant capacity and utilization; and whether acquisitions are assimilated and divestitures completed without notable surprises or unexpected difficulties.

     o Factors affecting the Company's general business, such as: unforeseen patent, tax, product, environmental, employee health or benefit, or contractual liabilities; non-recurring restructuring and other special charges; changes in accounting or tax rules or regulations;
          reassessments of asset valuations for such assets as receivables, inventories, fixed assets and intangible assets; and leverage and debt service.

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

                                       HARNISCHFEGER INDUSTRIES, INC.
                                       ------------------------------
                                              (Registrant)



                                       /s/  Kenneth A. Hiltz
                                       ------------------------------
                                            Kenneth A. Hiltz
                                            Senior Vice President and
Date June 14, 2000                          Chief Financial Officer


                                       /s/  Herbert S. Cohen
                                       ------------------------------
                                            Herbert S. Cohen
                                            Vice President, Controller and
Date June 14, 2000                          Chief Accounting Officer

Exhibit 11

                         HARNISCHFEGER INDUSTRIES, INC.
                        CALCULATION OF EARNINGS PER SHARE
                     (In thousands except per share amounts)


                                                              Three Months Ended                           Six Months Ended
                                                                  April 30,                                    April 30,
                                                  --------------------------------------       -----------------------------------
                                                  -----------------    -----------------       ----------------     --------------
                                                        2000                 1999                   2000                1999
                                                  -----------------    -----------------       ----------------     --------------

Average common shares outstanding
        Basic                                          46,719               46,369                  46,618              46,143
                                                  ==================   ==================      ================     ==============
        Diluted                                        46,719               46,369                  46,618              46,143
                                                  ==================   ==================      ================     ==============


Income (loss) from continuing operations          $    (6,343)         $     4,399             $   (23,889)         $    4,013

Loss from discontinued Beloit operations                   --              (78,657)                     --             (94,670)

                                                  ------------------   ------------------      ---------------      -------------
        Net loss                                  $    (6,343)         $   (74,258)            $   (23,889)         $  (90,657)
                                                  ==================   ==================      ===============      =============

Basic Earnings Per Share
        Income (loss) from continuing operations  $     (0.13)         $      0.09             $     (0.51)         $     0.08
        Loss from discontined Beloit operations           --                 (1.69)                     --               (2.04)
                                                  -----------------    ------------------      ---------------      -------------
        Net loss                                  $     (0.13)         $     (1.60)            $     (0.51)         $    (1.96)
                                                  =================    ==================      ===============      =============

Diluted Earnings Per Share
        Income (loss) from continuing operations  $     (0.13)         $      0.09             $     (0.51)         $     0.08
        Loss from discontinued Beloit operations           --                (1.69)                     --               (2.04)
                                                  ----------------     ------------------      ---------------      -------------
        Net loss                                  $     (0.13)         $     (1.60)            $     (0.51)         $    (1.96)
                                                  ================     ==================      ===============      =============