Form 10-Q
period 2000-07-31
HARNISCHFEGER INDUSTRIES INC
filed 2000-09-08
CIK 801898

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    _X_              OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    ___                 OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM ____ TO ___

                          COMMISSION FILE NUMBER 1-9299

                         HARNISCHFEGER INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


        Delaware                                              39-1566457
-------------------------                                     ----------
(State of Incorporation)                                   (I.R.S. Employer
                                                          Identification No.)

3600 South Lake Drive, St. Francis, Wisconsin                         53235-3716
---------------------------------------------                        -----------
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

                                  Yes X  No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at September 8, 2000
------------------------------                  --------------------------------
  Common Stock, $1 par value                             48,249,089 shares

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)

                               FORM 10-Q -- INDEX
                                  July 31, 2000

PART I. - FINANCIAL INFORMATION                                        Page No.
                                                                       --------

Item 1 - Financial Statements:

           Consolidated Statement of Operations -
           Three and Nine Months Ended July 31, 2000 and 1999                 4

           Consolidated Balance Sheet -
           July 31, 2000 and October 31, 1999                               5-6

           Consolidated Statement of Cash Flow -
           Nine Months Ended July 31, 2000 and 1999                           7

           Consolidated Statement of Shareholders'
           Deficit - Nine Months Ended
           July 31, 2000 and 1999                                             8

           Notes to Consolidated Financial Statements                      9-24

Item 2 -  Management's Discussion and Analysis

           of Financial Condition and Results of Operations               25-33

Item 3 - Quantitative and Qualitative Disclosures About

           Market Risk                                                       33


PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   34
Item 2 - Changes in Securities                                               34

Item 3 - Defaults Upon Senior Securities                                     34

Item 4 - Submission of Matters to a Vote of Security Holders                 34

Item 5 - Other Information                                                34-35

Item 6 - Exhibits and Reports on Form 8-K                                    35

Signatures                                                                   36

                          PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended                  Nine Months Ended
                                                              July 31,                           July 31,
                                                   -------------------------------     --------------------------
In thousands except per share amounts                  2000             1999               2000            1999
-------------------------------------------------  --------------  ---------------     -------------- -----------
Revenues
       Net sales                                   $     259,712        $ 273,693      $   827,081    $   832,464
       Other income                                        1,478              869            3,386          3,667
                                                   -------------      -----------      -----------    -----------
                                                         261,190          274,562          830,467        836,131
Cost of sales                                            198,907          290,892          633,324        715,527
Product development, selling
        and administrative expenses                       51,231           73,683          156,960        183,818
Strategic and Financing Initiatives                         --              7,716             --            7,716
Reorganization items                                      21,945           10,555           44,980         10,555
Restructuring charges                                     (1,041)           8,231            5,438          8,231
Charge related to executive changes                         --             19,098             --           19,098
                                                   -------------      -----------      -----------    -----------
Operating (loss)                                          (9,852)        (135,613)         (10,235)      (108,814)
Interest expense - net  (excludes contractual
        interest expense of $17,900 and $53,532
       for 3 and 9 months ended July 31, 2000) .          (4,791)          (3,993)         (21,925)       (29,004)
                                                   -------------      -----------      -----------    -----------
Loss before provision for income taxes
        and minority interest                            (14,643)        (139,606)         (32,160)      (137,818)

Provision for income taxes                                (3,000)        (223,215)          (9,000)      (220,734)

Minority interest                                           (241)            (172)            (613)          (428)
                                                    -------------     -----------      -----------    -----------

Loss from continuing operations                          (17,884)        (362,993)         (41,773)      (358,980)

Loss from Beloit discontinued operations,
        net of applicable income taxes                      --           (656,410)            --         (751,080)
                                                    -------------     -----------    -----------      -----------

Net loss                                           $     (17,884)    $ (1,019,403)   $   (41,773)     $(1,110,060)
                                                   =============      ===========    ===========      ===========

Basic Earnings (Loss) Per Share:
        Loss from continuing operations            $       (0.38)    $      (7.81)   $     (0.89)     $     (7.76)
        Loss from Beloit discontinued operations            --             (14.11)          --             (16.23)
                                                   -------------      -----------    -----------      -----------

Net loss per share                                 $       (0.38)    $     (21.92)   $     (0.89)     $    (23.99)
                                                   =============      ===========    ===========      ===========

Diluted Earnings (Loss) Per Share:
        Loss from continuing operations            $       (0.38)    $       (7.81)  $     (0.89)     $     (7.76)
        Loss from Beloit discontinued operations            --              (14.11)         --             (16.23)
                                                   -------------       -----------    -----------     -----------

Net loss per share                                 $       (0.38)    $      (21.92)  $     (0.89)     $    (23.99)
                                                   =============       ===========    ===========     ===========


          See accompanying notes to consolidated financial statements.

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                           CONSOLIDATED BALANCE SHEET



                                               July 31,         October 31,
 In thousands                                   2000               1999
 ----------------------------------      -----------------   ------------------
                                              (Unaudited)
 Assets

Current Assets:
  Cash and cash equivalents                $    71,428        $    57,453
  Accounts receivable-net                      185,979            202,830
  Inventories                                  412,876            447,655
  Other                                         54,903             50,447
                                           -----------        -----------
                                               725,186            758,385
                                           -----------        -----------

Assets of discontinued Beloit operations        28,403            278,000

Property, Plant and Equipment:
  Land and improvements                         17,392             38,379
  Buildings                                    129,940            131,961
  Machinery and equipment                      269,622            274,485
                                           -----------        -----------
                                               416,954            444,825
  Accumulated depreciation                    (242,233)          (234,078)
                                           -----------        -----------
                                               174,721            210,747
                                           -----------        -----------

Investments and Other Assets:
  Goodwill                                     330,907            358,191
  Intangible assets                             34,196             37,693
  Other                                         48,555             68,797
                                           -----------        -----------
                                               413,658            464,681
                                           -----------        -----------

                                           $ 1,341,968        $ 1,711,813
                                           ===========        ===========


          See accompanying notes to consolidated financial statements.

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                           CONSOLIDATED BALANCE SHEET

                                                              July 31,      October 31,
In thousands                                                    2000          1999
--------------------------------------------------------   ---------------- -----------
                                                             (Unaudited)
Liabilities and Shareholders' Deficit

Current Liabilities:
       Debtor-in-possession financing ("DIP") facility       $    25,000    $      --
       Short-term notes payable, including current
              portion of long-term obligations                   117,328        144,568
       Trade accounts payable                                     62,534         70,012
       Employee compensation and benefits                         49,841         43,879
       Advance payments and progress billings                     27,531         45,340
       Accrued warranties                                         37,562         39,866
       Income taxes payable                                      105,257        101,832
       Accrued restructuring charges and other liabilities       108,865        125,719
                                                             -----------    -----------
                                                                 533,918        571,216

Long-term Obligations                                              1,938        168,097

Other Non-current Liabilities:
       Liability for postretirement benefits                      31,987         31,990
       Accrued pension costs                                      17,480         15,465
       Other                                                       7,832          7,855
                                                             -----------    -----------
                                                                  57,299         55,310

Liabilities Subject to Compromise                              1,191,034      1,193,554

Liabilities of Discontinued Beloit Operations,
       including liabilities subject to compromise
       of $240,681 and $494,806, respectively                    644,722        742,265

Minority Interest                                                  6,608          6,522

Commitments and Contingencies (Note (f))                            --             --

Shareholders' Deficit:
       Common stock, $1 par value  (51,668,939 and
              51,668,939 shares issued, respectively)             51,669         51,669
       Capital in excess of par value                            564,101        572,573
       Retained deficit                                       (1,510,711)    (1,468,938)
       Accumulated comprehensive (loss)                         (106,587)       (79,960)
        Less:
             Stock Employee Compensation Trust (1,433,147 and
                  1,433,147 shares, respectively) at market         (659)        (1,612)
             Treasury stock (3,565,101 and 3,865,101 shares,
                  respectively) at cost                          (91,364)       (98,883)
                                                              -----------    -----------
                                                              (1,093,551)    (1,025,151)
                                                              -----------    -----------
                                                               1,341,968    $ 1,711,813
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                                   July 31,
                                                                  --------------------------------------
In thousands                                                            2000                  1999
----------------------------------------------                    --------------      ------------------
Operating Activities:
Net loss                                                            $   (41,773)        $(1,110,060)
Add (deduct) - Items not affecting cash:
    Loss from discontinued operation                                       --               751,080
    Restructuring charges                                                 5,438               8,231
    Charge related to executive change                                     --                18,498
    Reorganization items                                                 14,583                --
    Minority interest, net of dividends paid                                613                 666
    Depreciation and amortization                                        40,891              35,707
    Increase in income taxes, net of change in
        valuation allowance                                               2,409             205,469
    Other - net                                                              93                --

Changes in working capital items:
    Decrease in accounts receivable - net                                10,083              14,703
    Decrease in inventories                                              21,137              20,288
    (Increase) in other current assets                                   (7,357)            (11,812)
    (Decrease) increase in trade accounts payable                        (4,888)             26,209
    Increase in employee compensation and benefits                        4,047               7,313
    (Decrease) in advance payments and progress billings                (15,094)            (16,740)
    (Decrease) in accrued restructuring charges and
    other liabilities                                                   (20,994)             (4,150)
                                                                    -----------         -----------

      Net cash provided (used) by continuing operating activities         9,188             (54,598)
                                                                    -----------         -----------

Investment and Other Transactions:
    Property, plant and equipment acquired                              (19,917)            (24,446)
    Property, plant and equipment retired                                22,382              14,961
    Deposit related to APP letters of credit and other                    7,340              (2,787)
                                                                    -----------         -----------

      Net cash provided (used) by investment and
      other transactions                                                  9,805             (12,272)
                                                                    -----------         -----------

Financing Activities:
    Dividends paid                                                         --                (4,592)
    Financing fees related to DIP facility                                 --               (15,500)
    Borrowings under DIP facility                                        95,000             137,000
    Repayments of borrowings under DIP facility                        (237,000)               --
    Issuance of long term obligations                                       931             125,000
    Repayment of long-term obligations                                     (183)             (1,455)
    (Decrease) increase in short-term notes payable- net                (15,288)             12,086
                                                                    -----------         -----------

      Net cash (used) provided by financing activities                 (156,540)            252,539
                                                                    -----------         -----------


Effect of Exchange Rate Changes on Cash and
    Cash Equivalents                                                     (1,456)               (120)
Net cash provided (used) by discontinued Beloit operations              152,978            (155,545)
                                                                    -----------         -----------

Increase in Cash and Cash Equivalents                                    13,975              30,004
Cash and Cash Equivalents at Beginning of Period                         57,453              30,012
                                                                    -----------         -----------

Cash and Cash Equivalents at End of Period                          $    71,428         $    60,016
                                                                    ===========         ===========

          See accompanying notes to consolidated financial statements.


                         HARNISCHFEGER INDUSTRIES, INC.
                   (Debtor-in-Possession as of June 7, 1999)
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
                                   (Unaudited)

                                                   Capital in  Compre-   Retained      Accumulated
                                          Common   Excess of   hensive   Earnings     Comprehensive           Treasury
In thousands                              Stock    Par Value   (Loss)   (Deficit)        (Loss)       SECT     Stock       Total
------------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended July 31, 2000
Balance at October 31, 1999              $ 51,669 $ 572,573             $ (1,468,938)  $ (79,960)  $ (1,612)  $(98,883) $(1,025,151)
  Comprehensive loss:
     Net loss                                                $ (41,773)      (41,773)                                       (41,773)
     Other comprehensive loss:
         Currency translation adjustment                       (26,627)                  (26,627)                           (26,627)
                                                            ----------
             Total comprehensive loss                        $ (68,400)
                                                             ==========
  300,000 shares purchased by employee
   and director benefit plans                        (7,519)                                                     7,519         --
  Adjust SECT shares to market value                   (953)                                            953                    --
                                        -------------------             ------------------------------------------------------------
Balance at July 31, 2000                 $ 51,669 $ 564,101             $ (1,510,711)  $(106,587)  $   (659)  $(91,364) $(1,093,551)
                                        ===================             ============================================================
Nine Months Ended July 31, 1999
Balance at October 31, 1998              $ 51,669 $ 586,509             $    216,065   $ (60,289)  $(13,525)  $(113,579) $  666,850
  Comprehensive loss:
     Net loss                                               (1,110,060)   (1,110,060)                                    (1,110,060)
     Other comprehensive loss:
         Currency translation adjustment                       (16,206)                  (16,206)                           (16,206)
                                                            ----------
             Total comprehensive loss                      $(1,126,266)
                                                           ===========
  Dividends paid ($.10 per share)                                             (4,735)                                        (4,735)
  Dividends on shares held by SECT                      143                                                                     143
  600,000 shares purchased by employee
   and director benefit plans                       (10,035)                                                     15,583       5,548
  Adjust SECT shares to market value                (10,748)                                         10,748                    --
  Unearned compensation expense on
   executive contract buyout                          7,462                                                                   7,462
  Amortization of unearned compensation
    on restricted stock                                 407                                                                     407
                                        -------------------             ------------------------------------------------------------
Balance at July 31, 1999                 $ 51,669 $ 573,738             $   (898,730)  $ (76,495)  $ (2,777) $ (97,996)   $(450,591)
                                        ===================             ============================================================



          See accompanying notes to consolidated financial statements.

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2000
                                   (Unaudited)

(a)  Reorganization under Chapter 11
     -------------------------------

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

     The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, actions by creditors to collect prepetition indebtedness of the Debtors and other contractual obligations of the Debtors generally may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional prepetition claims may arise from such rejections and from the determination by the Bankruptcy Court (or as agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. From time to time since the chapter 11 filing, the Bankruptcy Court has approved motions allowing the Debtors to reject certain business contracts that were deemed burdensome or of little or no value to the respective Debtor. As of September 8, 2000, the Debtors had not completed their review of all their prepetition executory contracts and leases for assumption or rejection. See Note (f) - Liabilities Subject to Compromise.

     The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of their prepetition obligations, including employee wages and product warranties. In addition, the Bankruptcy Court authorized the Debtors to maintain their employee benefit programs. Funds of qualified pension plans and savings plans are in trusts and protected under federal regulations. All required contributions to qualified pension plans have been made.

     The Debtors have the exclusive right until September 15, 2000 to file a plan or plans of reorganization. Such period has been extended from time to time during the pendency of the Debtors' bankruptcy cases and may be extended at the discretion of the Bankruptcy Court. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e., more than 50% of the number and at least 66-2/3% of the dollar amount, both based on claims actually voted) of each class of creditors and equity holders whose claims are impaired by the plan. Alternatively, absent the requisite approvals, a Debtor may seek Bankruptcy Court approval of its reorganization plan under "cramdown" provisions of the Bankruptcy Code, assuming certain tests are met. If a Debtor fails to submit a plan of reorganization within the exclusivity period prescribed or any extensions thereof, any creditor or equity holder will be free to file a plan of reorganization with the Bankruptcy Court and solicit acceptances thereof.

     February 29, 2000 was set by the Bankruptcy Court as the last date creditors could file proofs of claim against the Debtors. In aggregate terms, the amounts claimed by creditors are larger than the amounts recorded in the Debtors' schedules and financial statements. Debtors are objecting to excessive claims and otherwise seeking to reduce or eliminate these differences. Litigation may be required to resolve such differences.

     The Debtors will continue to incur significant costs associated with the reorganizations. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect results while the Debtors operate under chapter 11. See Note (d) - Reorganization Items.

     While it is not possible to predict with certainty the length of time the Debtors will operate under the protection of chapter 11, the outcome of the chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders, the Debtors have analyzed a large portion of the claims filed against the Debtors and are actively preparing for the filing of a plan or plans of reorganization.

     Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) of the Company must be satisfied before shareholders of the Company can receive any distribution. The ultimate recovery to the Company's shareholders, if any, will not be determined until the end of the case when the fair value of the Company's assets is compared to the liabilities and claims against the Company. Based on the Company's analysis to date of (a) scheduled and filed claims, (b) any potential recovery from the sale of Beloit assets and (c) the valuation of the Company, P&H and Joy as going concerns, there appears to be sufficient value to pay in full all claims against P&H and Joy. However, there appears to be insufficient value to pay in full all claims against the Company. Accordingly, it appears unlikely that any value will be distributed to the Company's shareholders or otherwise attributed to the Company's common shares. There also appears to be insufficient value to pay in full all claims against Beloit. The U.S. Trustee for the District of Delaware has appointed an Official Committee of Equity Holders to represent the Company's shareholders in the proceedings before the Bankruptcy Court.

(b)  Basis of Presentation
     ---------------------

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

     In the opinion of management, all adjustments necessary for the fair presentation on a going concern basis of the results of operations for the three and nine months ended July 31, 2000 and 1999, cash flows for the nine months ended July 31, 2000 and 1999, and financial position at July 31, 2000 have been made. All adjustments made are of a normal recurring nature, except for those more fully discussed in these notes.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

     The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

(c)  Discontinued Operations
     -----------------------

     In light of continuing losses at Beloit and following an evaluation of the prospects of reorganizing the Beloit Segment, on October 8, 1999 the Company announced its plan to dispose of this segment. Subsequently, Beloit notified certain of its foreign subsidiaries that they could no longer expect funding of their operations to be provided by either Beloit or the Company. Certain of the notified subsidiaries filed for or were placed into receivership or other applicable forms of judicial supervision in their respective countries. On May 12, 2000 the U.S. Trustee for the District of Delaware appointed an Official Committee of Unsecured Creditors of Beloit Corporation to represent the creditors of Beloit in proceedings before the Bankruptcy Court.

     On November 7, 1999, the Bankruptcy Court approved procedures and an implementation schedule for the divestiture plan (the "Court Sales Procedures") for the Beloit Segment. Between February and August 2000, sales agreements were approved under the Court Sales Procedures with respect to the sale of substantially all of the segment's domestic operating assets. In addition, approval was received for the sale of all of Beloit's significant foreign subsidiaries (apart from those that had previously filed for or been placed into receivership or other applicable forms of judicial supervision in their respective countries). As of September 8, 2000, all approved sales of domestic assets had taken place, as had several sales of foreign subsidiaries. Beloit expects that closings on the remaining approved sales of foreign subsidiaries will occur by the end of fiscal 2000.

     The Company classified the Beloit Segment as a discontinued operation in its consolidated financial statements as of October 31, 1999 and has accordingly restated the Company's consolidated statements of operations and statements of cash flow for prior periods. Revenues for the Beloit Segment were $170.1 million for the nine months ended July 31, 2000 and $541.3 million for the comparable period in 1999. Loss from discontinued operations was $751.1 million for the nine months ended July 31, 1999. During fiscal 1999, the Company recorded an estimated loss of $529.0 million on the disposal of the Beloit Segment including an accrual for estimated operating losses to be incurred by the Beloit Segment subsequent to October 31, 1999. Based on the actual results during the nine-month period ended July 31, 2000 and consideration of the current estimates associated with the Beloit wind-down expenses to be incurred, the Company believes that no adjustment to the original reserve is warranted as of July 31, 2000. See Note (f) - Liabilities Subject to Compromise for a discussion of the APP settlement.

     The Company, Beloit and certain of their officers and employees have been named as defendants in an action in the Bankruptcy Court in which Omega Papier Wernhausen GmbH ("Omega") is the plaintiff. This action concerns prepetition and postpetition commitments allegedly made by the Company, Beloit and the officers and employees named in the action with respect to a prepetition contract between Omega and Beloit's Austrian subsidiary under which Beloit's Austrian subsidiary agreed to supply a tissue paper making machine for Omega's factory in Wernshausen, Germany. The action makes claims of breach of guarantee, tortuous interference with business, breach of covenant of good faith, fraud in the inducement and negligent misrepresentation and seeks damages of $12 million for each of nine counts plus punitive damages of $24 million for four of the nine counts. As of September 8, 2000, the Company was not able to assess its ultimate liability, if any, in the matter.

(d)  Reorganization Items
     --------------------

     Reorganization expenses are comprised of items of income, expense and loss that were realized or incurred by the Debtors as a result of their decision to reorganize under chapter 11 of the Bankruptcy Code. During the three and nine months ended July 31, 2000, reorganization expenses related to continuing operations were as follows:

                                                   Three months     Nine months
                                                       ended          ended
In thousands                                       July 31, 2000   July 31, 2000
--------------------------------------------------------------------------------

Professional fees directly related to the filing        $ 8,114       $ 25,361
Amortization of DIP financing costs                       1,875          5,625
Accrued retention plan costs                              1,935          4,614
Write-down of property to be sold                         9,000          9,000
Rejected equipment leases                                 1,399          1,399
Interest earned on DIP proceeds                            (378)        (1,019)
                                                 ---------------   ------------
                                                       $ 21,945       $ 44,980
                                                 ===============   ============


(e)  Restructuring Charges
     ---------------------

     In the third quarter of fiscal 1999 Joy announced and implemented a restructuring plan. A reserve of $7.3 million was established in the third quarter of fiscal 1999, primarily for the impairment of certain assets related to a facility rationalization. In addition, charges amounting to $4.7 million were made in the third and fourth quarter of fiscal 1999 upon the announcement of the severance of approximately 240 employees. Of the amount reserved in fiscal 1999, $0.7 million had been utilized by the end of the fiscal year. During the first nine months of fiscal 2000 a further $5.4 million restructuring charge was recorded under the restructuring plan, primarily for severance costs associated with the rationalization of certain of Joy's original equipment manufacturing capacity in the United Kingdom and to a lesser extent for reductions in employment in South Africa associated with a reorganization of Joy's business in that market.

     Details of these restructuring charges are as follows:

     In thousands
-------------------------------------------------------------------------------
                    Reserve at      Additional       Reserve      Reserve at
                     10/31/99         Reserve       Utilized        7/31/00
                   --------------   ------------   ------------  --------------

Employee severance       $ 4,009         $6,227         $7,075         $ 3,161
Facility closures          7,270           (789)         4,912           1,569
                   --------------   ------------   ------------  --------------
Total                   $ 11,279         $5,438        $11,987         $ 4,730
                   ==============   ============   ============  ==============


(f)  Liabilities Subject to Compromise
     ---------------------------------

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All such amounts may be subject to future adjustment depending on Bankruptcy
     Court action, further developments with respect to disputed claims, or other events. Additional prepetition claims may arise from rejection of additional executory contracts or unexpired leases by the Debtors. Under a confirmed plan of reorganization, prepetition claims may be paid and discharged at amounts substantially less than their allowed amounts. The issue of substantive consolidation of the Debtors has not been addressed. Unless Debtors are substantively consolidated under a confirmed plan or plans of reorganization, payment of prepetition claims of each Debtor may substantially differ from payment of prepetition claims of other Debtors.

     Recorded liabilities:

     On a consolidated basis, recorded liabilities subject to compromise under chapter 11 proceedings consisted of the following:

                                                                      July 31, 2000                     October 31, 1999
                                                         ------------------------------------ --------------------------------------
                                                         Continuing   Discontinued             Continuing  Discontinued
In thousands                                             Operations    Operations     Total    Operations  Operations      Total
------------------------------------------------------- ------------------------------------- -----------  ------------  -----------

Trade accounts payable                                  $   93,537  $   76,938    $  170,475  $   95,950  $  106,729     $  202,679
Accrued interest expense, as of June 6, 1999                17,285          15        17,300      17,315          15         17,330
Accrued executive changes expense                            8,518        --           8,518       8,518        --            8,518
Accrued project costs                                         --          --            --          --        39,226         39,226
Put obligation to preferred shareholders of subsidiary       5,457        --           5,457       5,457        --            5,457
8.9% Debentures, due 2022                                   75,000        --          75,000      75,000        --           75,000
8.7% Debentures, due 2022                                   75,000        --          75,000      75,000        --           75,000
7 1/4% Debentures, due 2025
           (net of discount of $1,223 and $1,218)          148,777        --         148,777     148,782        --          148,782
6 7/8% Debentures, due 2027
           (net of discount of $103 and $100)              149,897        --         149,897     149,900        --          149,900
Senior Notes, Series A through D, at interest rates of
           between 8.9% and 9.1%, due 1999 to 2006          69,546        --          69,546      69,546        --           69,546
Revolving credit facility                                  500,000        --         500,000     500,000        --          500,000
IRC lease (Princeton Paper)                                   --        39,000        39,000        --        54,000         54,000
APP claims                                                    --          --            --          --        46,000         46,000
Industrial Revenue Bonds, at interest rates of between
          5.9% and 8.8%, due 1999 to 2017                   18,615      11,270        29,885      18,615      14,128         32,743
Notes payable                                               20,000        --          20,000      20,000        --           20,000
Other                                                        9,402        --           9,402       9,471        --            9,471
Advance payments and progress billing                         --        17,883        17,883        --       125,696        125,696
Accrued warranties                                            --        34,800        34,800        --        34,054         34,054
Minority interest                                             --        18,099        18,099        --        21,536         21,536
Pension and other                                             --        42,676        42,676        --        53,422         53,422
                                                        ----------  ----------    ----------  ----------  ----------     ----------
                                                        $1,191,034  $  240,681    $1,431,715  $1,193,554  $  494,806     $1,688,360
                                                        ==========  ==========    ==========  ==========  ==========     ==========

     As a result of the bankruptcy filings, principal and interest payments may not be made on prepetition debt without Bankruptcy Court approval or until a reorganization plan or plans defining the repayment terms has been confirmed. The differences in recorded prepetition liabilities subject to compromise as of October 31, 1999 as compared to July 31, 2000 relate primarily to: (i) the expiry of liabilities associated with certain advance payments, progress billings and accrued project costs upon the completion of the associated prepetition projects; (ii) the settlement of the APP claim as discussed below under `Contingent Liabilities'; (iii) the assumption of certain prepetition secured debt by purchasers of Beloit assets; and (iv) changes in estimates associated with the ongoing analysis of claims. The total interest on prepetition debt that was not paid or charged to earnings for the period from June 7, 1999 to July 31, 2000 was $84.7 million, of which $53.5 million relates to the first nine months of fiscal 2000. Such interest is not being accrued since it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to unsecured claims.


     Contingent Liabilities:

     At July 31, 2000, the Company was contingently liable to banks, financial institutions and others for approximately $188.4 million ($311.2 million as of October 31, 1999) for outstanding letters of credit, bank guarantees, surety bonds and other guarantees securing performance of sales contracts and other obligations in the ordinary course of business. Of the $188.4 million: approximately $105.3 million ($168.7 million as of October 31, 1999) was issued at the request of the Company on behalf of Beloit; approximately $137.5 million was issued at the request of Debtor entities prior to the bankruptcy filing; and $50.9 million ($48.8 million as of October 31, 1999) was issued under the DIP Facility (See Note (g) - Borrowings and Credit Facilities). Contingent liabilities of the Debtors outstanding as of the bankruptcy filing date may also be subject to compromise. Additionally, there were $28.8 million ($48.5 million as of October 31, 1999) of outstanding letters of credit or other guarantees issued by non-US banks for non-US subsidiaries.

     As of September 8, 2000, the Debtors had not completed their review of prepetition executory contracts to determine whether to assume or reject such contracts. Rejection of executory contracts could result in additional prepetition claims against Debtors. As of September 8, 2000, it was not possible to estimate the amount of additional prepetition claims that could arise out of the rejection of executory contracts. In the case of Beloit, the rejection of contracts for certain uncompleted projects could result in substantial additional prepetition claims against Beloit and could significantly increase liabilities subject to compromise of the Beloit discontinued operations.

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

     In fiscal 1996 and 1997, Beloit's Asian subsidiaries received orders for four fine papermaking machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600.0 million. The first two machines were substantially paid for and installed at APP facilities in Indonesia. Beloit sold approximately $44.0 million of receivables from APP on these first two machines to a financial institution. Beloit agreed to repurchase the receivables in the event APP defaulted on the receivables and the Company guaranteed this repurchase obligation. As of September 8, 2000, the Company believes APP was not in default with respect to the receivables. The machines are currently in the start-up/optimization phase and are required to meet certain contractual performance tests. The contracts provide for potential liquidated damages, including performance damages, in certain circumstances. Beloit has had discussions with APP regarding certain substantial claims and back-charges APP has asserted with respect to the first two machines. As of September 8, 2000, it was not possible to estimate the liabilities that could arise from claims and back-charges that have or may be asserted with respect to the first two machines. An adverse resolution of these claims and back-charges could result in a significant increase in the liabilities subject to compromise of Beloit discontinued operations.

     Disputes arose between Beloit and APP regarding the two remaining machines. On March 3, 2000, the Company announced the signing of a definitive agreement to settle the disputes and related arbitration and legal proceedings. Under the settlement, APP paid $135.0 million to Beloit on April 6, 2000 and $15.9 million the Company had deposited with a bank with respect to related letters of credit was released to the Company. The $15.9 million was classified as other assets in the Company's consolidated financial statements as of October 31, 1999. The $135.0 million was paid $25.0 million in cash and $110.0 million in a three-year note issued by an APP subsidiary and guaranteed by APP. The note is governed by an indenture and bears a fixed interest rate of 15%. Beloit intends to sell the note to a third party or parties for fair market value. In view of the intention to sell the note and volatility in the applicable capital markets for the note, no value for the note has been recognized in the financial statements as of July 31, 2000. The value for the note and its effect on the financial statements will be recognized in the period that the note is sold. As part of the settlement, Beloit retained a $46.0 million down payment it received from APP for the second two papermaking machines and APP released all rights with respect to letters of credit issued for the aggregate amount of the down payment for the second two papermaking machines. Also as part of the settlement, APP acquired certain components and spare parts produced or acquired by Beloit in connection with the two papermaking machines on an as is, where is basis. In addition, Beloit returned to APP certain promissory notes given to Beloit by APP. The notes were initially issued in the amount of $59.0 million and had an aggregate principal balance of $19.0 million when they were returned to APP.

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

(g)  Borrowings and Credit Facilities
     --------------------------------

     Borrowings of the Company and its consolidated subsidiaries consisted of the following:

                                               July 31,    October 31,
In thousands                                    2000          1999
-----------------------------------------  -------------  -----------

Domestic:
DIP Facility                                   $  25,000    $ 167,000
Other                                                228          227

Foreign:
Australian Term Loan, due 2000                    52,893       57,734
Short term notes payable and bank overdrafts      64,176       86,539
Other                                              1,969        1,165
                                               ---------    ---------
                                                 144,266      312,665
Less:  Amounts due within one year              (142,328)    (144,568)
                                               ---------    ---------

Long-term Obligations                          $   1,938    $ 168,097
                                               =========    =========


     Debtor-in-Possession Financing
     ------------------------------

     On July 8, 1999 the Bankruptcy Court approved a two-year, $750 million Revolving Credit, Term Loan and Guaranty Agreement underwritten by The Chase Manhattan Bank (the "DIP Facility") consisting of three tranches: (i) Tranche A $350 million revolving credit facility; (ii) Tranche B $200 million term loan facility; and (iii) Tranche C $200 million standby letter of credit facility. Effective May 30, 2000, the Company voluntarily reduced the size of the DIP Facility to $350 million. The third amendment to the DIP Facility dated as of June 16, 2000 reduced the size of Tranche A to $250 million, redefined Tranche B as a $100 million revolving loan facility expiring December 31, 2000, and eliminated Tranche C. The fourth amendment to the DIP Facility dated as of August 3, 2000 provides for the syndication of the DIP Facility amongst the Chase Manhattan Bank (as agent) and certain other lenders.

     Under the amended DIP Facility, proceeds may be used to fund post-petition working capital and other general corporate purposes during the term of the DIP Facility and to pay up to $35 million of pre-petition claims of critical vendors. Tranche A may be used for both revolving loans and issuance of certain letters of credit, limited to a maximum of $210 million in letters of credit, consisting of a $190 million sub-limit for standby letters of credit and a $20 million sub-limit for import documentary letters of credit. Additionally, in the case of standby letters of credit, the aggregate letters of credit outstanding in favor of lenders to HII's foreign subsidiaries are limited (when aggregated with loans and investments made to repay the indebtedness of foreign subsidiaries) to $100 million. Further, letters of credit issued in connection with performance and bid requirements, customer advances and progress payments and surety bonds of HII's foreign subsidiaries are limited to $100 million.

     Borrowings under the DIP Facility are subject to a "borrowing base" calculation which includes eligible accounts receivable, unbilled accounts receivable, work-in-process, raw materials, finished goods, machinery and equipment and intellectual property, each as defined in the amended DIP Facility agreement. Availability of funds for the benefit of Beloit are limited to an aggregate principal amount not in excess of the sum of the portion of the net cash proceeds received from the sales of Beloit assets, plus $23 million, plus an amount not in excess of $17 million in respect of letters of credit issued for Beloit's benefit. Availability of funds under the DIP Facility for the benefit of Beloit is further limited by the requirement that Beloit's cumulative EBITDA loss (as defined) will be no more than $50 million for the period from May 1, 2000 through December 31, 2000. No further funds will be available to Beloit under the DIP Facility after December 31, 2000.

     The DIP Facility imposes monthly minimum EBITDA tests and quarterly limits on capital expenditures. At July 31, 2000, $25 million in direct borrowings had been drawn under the DIP Facility and classified as a current liability and letters of credit in the face amount of $34.8 million had been issued under the DIP Facility. The Debtors are jointly and severally liable under the DIP Facility.

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

     In proceedings filed with the Bankruptcy Court, the Debtors agreed with the Official Committee of Unsecured Creditors appointed by the U.S. Trustee (the "Creditors Committee") and with MFS Municipal Income Trust and MFS Series Trust III (collectively, the "MFS Funds"), holders of certain debt issued by Joy, to a number of restrictions regarding transactions with foreign subsidiaries and Beloit:

     o The Debtors agreed to give at least five days prior written notice to the Creditors Committee and to the MFS Funds of the Debtors' intention to (a) make loans or advances to, or investments in, any foreign subsidiary for working capital purposes after June 16, 2000 in an aggregate amount in excess of $75 million; (b) make loans or advances to, or investments in, any foreign subsidiary to repay the existing indebtedness or cause letters of credit to be issued in favor of a creditor of a foreign subsidiary in an aggregate amount, cumulatively, in excess of $30 million; or (c) make postpetition loans or advances to, or investments in, Beloit or any of Beloit's subsidiaries in excess of $115 million. In September 1999, the Company notified the Creditors Committee and MFS Funds that it intended to exceed the $115 million amount. The Company subsequently agreed, with the approval of the Bankruptcy Court, to provide the Creditors Committee with weekly cash requirement forecasts for Beloit, to restrict funding of Beloit to forecasted amounts, to provide the Creditors Committee access to information about the Beloit divestiture and liquidation process, and to consult with the Creditors Committee regarding the Beloit divestiture and liquidation process.

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

     Foreign Credit Facilities
     -------------------------

     Prior to the bankruptcy filings, one of the Company's Australian subsidiaries maintained a A$90.0 million (US$52.9 million) long-term loan facility with a group of four banks at a floating interest rate expressed in relation to Australian dollar denominated Bank Bills of Exchange. The Company's bankruptcy filing caused the Australian subsidiary to be in default of certain covenants of the loan facility, a notice of default was issued to the subsidiary by the banks, and the loan became repayable on demand. As of July 31, 2000, the loan was fully drawn. The balance outstanding is classified as a current liability. This loan facility is being renegotiated to cure the default and extend its term.

     As of July 31, 2000, short-term bank credit lines of foreign subsidiaries amounted to $109.0 million. Outstanding borrowings against these credit lines, principally in the form of demand notes, were $64.2 million as of July 31, 2000 compared with $86.5 million as at October 31, 1999. The short-term bank credit lines in the United Kingdom and South Africa are being renegotiated by the Company's foreign subsidiaries with the objective of converting the credit lines to long-term credit facilities.

(h)  Income Taxes
     ------------

     The income tax provision recognized in the Company's consolidated statement of operations differs from the income tax benefit computed by applying the statutory federal income tax rate to the income or loss from continuing operations for the nine months ended July 31, 2000 due to: (i) an additional valuation allowance on deferred tax benefits and (ii) the effects of state and foreign taxes.

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

(i)  Inventories
     -----------

     Consolidated inventories consisted of the following:

                                            July 31,    October 31,
In thousands                                 2000          1999
----------------------------------------  ---------   ------------
Finished goods                            $ 219,779    $ 205,959
Work in process and purchased parts         199,284      256,697
Raw materials                                42,979       34,271
                                          ---------    ---------
                                            462,042      496,927
Less excess of current cost over stated
    LIFO value                              (49,166)     (49,272)
                                          ---------    ---------
                                          $ 412,876    $ 447,655
                                          =========    =========


     Inventories valued using the LIFO method represented approximately 69% and 71% of consolidated inventories at July 31, 2000 and October 31, 1999, respectively.

(j)  Earnings Per Share
     ------------------

     The following table sets forth the reconciliation of the numerators and denominators used to calculate the basic and diluted earnings per share:


                                                             Three Months Ended               Nine Months Ended
                                                                 July 31,                        July 31,
                                                     -------------------------------    -------------   -----------
In thousands except per share amounts                    2000            1999 (1)            2000          1999 (1)
---------------------------------------------------- -----------    ----------------    -------------   -----------

Basic Earnings (Loss):
----------------------------------------------------
Income (loss) from continuing operations             $   (17,884)   $       (362,993)  $   (41,773)   $  (358,980)
Loss from Beloit discontinued operations                    --              (656,410)         --         (751,080)
                                                     -----------    ----------------   -----------    -----------
Net loss                                             $   (17,884)   $     (1,019,403)  $   (41,773)   $(1,110,060)
                                                     ===========    ================   ===========    ===========

Basic weighted average common shares outstanding          46,816              46,516        46,684         46,267
                                                     ===========    ================   ===========    ===========


Basic Earnings (Loss) Per Share:
----------------------------------------------------
Income (loss) from continuing operations             $     (0.38)   $          (7.81)  $     (0.89)   $     (7.76)
Loss from Beloit discontinued operations                    --                (14.11)         --           (16.23)
                                                     -----------    ----------------   -----------    -----------
Net loss                                             $     (0.38)   $         (21.92)  $     (0.89)   $    (23.99)
                                                     ===========    ================   ===========    ===========


Diluted Earnings (Loss):
----------------------------------------------------
Income (loss) from continuing operations             $   (17,884)   $       (362,993)  $   (41,773)   $  (358,980)
Loss from Beloit discontinued operations                    --              (656,410)         --         (751,080)
                                                     -----------    ----------------   -----------    -----------
Net loss                                             $   (17,884)   $     (1,019,403)  $   (41,773)   $(1,110,060)
                                                     ===========    ================   ===========    ===========

Basic weighted average common shares outstanding          46,816              46,516        46,684         46,267
Assumed exercise of stock options                           --                  --            --             --
                                                     -----------    ----------------   -----------    -----------
Diluted weighted average common shares outstanding        46,816              46,516        46,684         46,267
                                                     ===========    ================   ===========    ===========


Diluted Earnings (Loss) Per Share:
----------------------------------------------------
Income (loss) from continuing operations             $     (0.38)   $          (7.81)  $     (0.89)   $     (7.76)
Loss from Beloit discontinued operations                    --                (14.11)         --           (16.23)
                                                     -----------    ----------------   -----------    -----------
Net loss                                             $     (0.38)   $         (21.92)  $     (0.89)   $    (23.99)
                                                     ===========    ================   ===========    ===========


       _______________
       (1)  Amounts for the three and nine months ended July 31, 1999 have been restated to reflect
                Beloit as a discontinued operation.




     Options to purchase common stock were not included in the computation of diluted earnings per share because the additional shares would reduce the loss per share amount and, therefore, the effect would be anti-dilutive.

(k)  Segment Information
     -------------------

     Business Segment Information

     At July 31, 2000, the Company had two reportable segments, Surface Mining Equipment and Underground Mining Machinery. Operating income (loss) of segments does not include interest income or expense and provision (benefit) for income taxes. There are no significant intersegment sales. Identifiable assets are those used in the operations of each segment. Corporate assets consist primarily of property, deferred financing costs, pension assets and cash.

In thousands
-----------------------------------  ----------------------------------------------------------------------------
                                         Net      Operating      Depreciation and       Capital      Identifiable
                                        Sales    Income (Loss)     Amortization       Expenditures      Assets
                                     ----------  -------------   ----------------   -----------------------------
Three months ended July 31, 2000
Surface Mining                       $  114,855  $   14,514      $    3,929       $    4,352        $  411,804
Underground Mining                      144,857       1,410           7,402              704           838,553
                                     ----------  ----------      ----------       ----------        ----------
    Total continuing operations         259,712      15,924          11,331            5,056         1,250,357
Beloit discontinued operations             --          --              --               --              28,403
Reorganization items                       --       (21,945)           --               --                --
Corporate                                  --        (3,831)          2,129             --              63,208
                                     ----------  ----------      ----------       ----------        ----------
   Consolidated Total                $  259,712  $   (9,852)     $   13,460       $    5,056        $1,341,968
                                     ==========  ==========      ==========       ==========        ==========

Three months ended July 31, 1999
Surface Mining                       $  119,566  $   (9,793)     $    4,631       $    3,724        $  452,000
Underground Mining                      154,127     (78,550)(1)       8,193            5,820           932,553
                                     ----------  ----------      ----------       ----------        ----------
   Total continuing operations          273,693     (88,343)         12,824            9,544         1,384,553
Beloit discontinued operations             --          --              --               --           1,000,011
Corporate                                  --        (9,901)          1,565               14            63,956
Strategic and financing initiatives        --        (7,716)           --               --                --
Reorganization items                       --       (10,555)           --               --                --
Charge related to executive change         --       (19,098)           --               --                --
                                     ----------  ----------      ----------       ----------        ----------
   Consolidated Total                $  273,693  $ (135,613)     $   14,389       $    9,558        $2,448,520
                                     ==========  ==========      ==========       ==========        ==========


Nine months ended July 31, 2000
Surface Mining                       $  370,356  $   39,682      $   12,168       $   15,075        $  411,804
Underground Mining                      456,725       7,129          22,242            4,842           838,553
                                     ----------  ----------      ----------       ----------        ----------
    Total continuing operations         827,081      46,811          34,410           19,917         1,250,357
Beloit discontinued operations             --          --              --               --              28,403
Reorganization items                       --       (44,980)           --               --                --
Corporate                                  --       (12,066)          6,481             --              63,208
                                     ----------  ----------      ----------       ----------        ----------
   Consolidated Total                $  827,081  $  (10,235)     $   40,891       $   19,917        $1,341,968
                                     ==========  ==========      ==========       ==========        ==========

Nine months ended July 31, 1999
Surface Mining                       $  355,584  $   14,562      $   13,281       $    6,182        $  452,000
Underground Mining                      476,880     (66,843)(2)      20,149           18,232           932,553
                                     ----------  ----------      ----------       ----------        ----------
   Total continuing operations          832,464     (52,281)         33,430           24,414         1,384,553
Beloit discontinued operations             --          --              --               --           1,000,011
Corporate                                  --       (19,164)          2,277               32            63,956
Strategic and financing initiatives        --        (7,716)           --               --                --
Reorganization items                       --       (10,555)           --               --                --
Charge related to executive change         --       (19,098)           --               --                --
                                     ----------  ----------      ----------       ----------        ----------
   Consolidated Total                $  832,464  $ (108,814)     $   35,707       $   24,446        $2,448,520
                                     ==========  ==========      ==========       ==========        ==========

(1) After restructuring (credits) charges of $(1,041) and $8,231 for the three months ended July 31, 2000 and 1999 respectively - see Note (e) -
     Restructuring Charges.

(2)  After restructuring  charges of $5,438 and $8,231 for the nine months ended
     July 31, 2000 and 1999 respectively - see Note (e) - Restructuring Charges.


Geographical Segment Information

In thousands
--------------------------------------------------------------------------------------------------------------
                                                                   Sales to
                                       Total       Interarea     Unaffiliated     Operating     Identifiable
                                       Sales         Sales        Customers      Income (Loss)     Assets
                                   -------------- -------------  -------------   -----------------------------
Three months ended July 31, 2000
United States                      $   193,123    $   (29,607)   $   163,516    $     8,946    $ 1,314,121
Europe                                  37,859        (15,009)        22,850          6,059        300,322
Other Foreign                           78,024         (4,678)        73,346          9,372        270,606
Interarea Eliminations                 (49,294)        49,294           --           (8,453)      (634,692)
                                   -----------    -----------    -----------    -----------    -----------
                                   $   259,712    $      --      $   259,712    $    15,924    $ 1,250,357
                                   ===========    ===========    ===========    ===========    ===========

Three months ended July 31, 1999
United States                      $   180,399    $   (34,279)   $   146,120    $   (53,323)   $ 1,289,047
Europe                                  48,113         (7,411)        40,702        (10,816)       348,682
Other Foreign                           90,702         (3,831)        86,871        (17,259)       325,076
Interarea Eliminations                 (45,521)        45,521           --           (6,945)      (578,252)
                                   -----------    -----------    -----------    -----------    -----------
                                   $   273,693    $      --      $   273,693    $   (88,343)   $ 1,384,553
                                   ===========    ===========    ===========    ===========    ===========

Nine months ended July 31, 2000
United States                      $   608,014    $   (80,862)   $   527,152    $    39,610    $ 1,314,121
Europe                                 115,190        (43,389)        71,801          4,607        300,322
Other Foreign                          241,850        (13,722)       228,128         23,014        270,606
Interarea Eliminations                (137,973)       137,973           --          (20,420)      (634,692)
                                   -----------    -----------    -----------    -----------    -----------
                                   $   827,081    $      --      $   827,081    $    46,811    $ 1,250,357
                                   ===========    ===========    ===========    ===========    ===========

Nine months ended July 31, 1999
United States                      $   563,981    $  (102,957)   $   461,024    $   (14,987)   $ 1,289,047
Europe                                 161,202        (43,038)       118,164            490        348,682
Other Foreign                          265,396        (12,120)       253,276        (12,502)       325,076
Interarea Eliminations                (158,115)       158,115           --          (25,282)      (578,252)
                                   -----------    -----------    -----------    -----------    -----------
                                   $   832,464    $      --      $   832,464    $   (52,281)   $ 1,384,553
                                   ===========    ===========    ===========    ===========    ===========

(l)  Condensed Combined Financial Statements
     ---------------------------------------

     The following condensed combined financial statements are presented in accordance with SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code:

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                        CONDENSED COMBINED CONSOLIDATING
                             STATEMENT OF OPERATIONS
                            FOR THE NINE MONTHS ENDED
                                  JULY 31, 2000

                                               Entities in      Entities not in
                                              Reorganization    Reorganization                      Combined
In thousands                                   Proceedings        Proceedings     Eliminations    Consolidated
------------------------------------------------------------   ----------------  -------------  ---------------
Revenues
       Net Sales                               $ 608,014         $ 357,040        $ (137,973)     $ 827,081
       Other Income                              (10,136)          (13,468)           26,990          3,386
                                               ---------         ---------         ---------      ---------
                                                 597,878           343,572          (110,983)       830,467
Cost of Sales                                    464,686           286,191          (117,553)       633,324
Product Development, Selling
        and Administrative Expenses              118,163            38,797              --          156,960
Reorganization Items                              44,980              --                --           44,980
Restructuring Charge                                --               5,438              --            5,438
                                               ---------         ---------         ---------      ---------
Operating Loss                                   (29,951)           13,146             6,570        (10,235)

Interest Expense - Net                           (12,391)           (9,534)             --          (21,925)
                                               ---------         ---------         ---------       ---------
Loss before Benefit (Provision) for Income
       Taxes and Minority Interest               (42,342)            3,612             6,570        (32,160)

Benefit (Provision) for Income Taxes              (5,576)           (3,424)             --           (9,000)

Minority Interest                                   --                --                (613)          (613)

Equity in Income of Subsidiaries                (156,082)              627           155,455           --
                                               ---------         ---------         ---------       ---------

Net Income (Loss) from Continuing Operations    (204,000)              815           161,412         (41,773)

Loss from Beloit Discontinued Operations            --                --                --              --
                                               ---------         ---------         ---------       ---------

Net Income (Loss)                               (204,000)              815           161,412         (41,773)
                                               =========         =========         =========       =========



                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                        CONDENSED COMBINED CONSOLIDATING
                                  BALANCE SHEET
                               AS OF JULY 31, 2000

                                              Entities in    Entities not in
                                             Reorganization  Reorganization                          Combined
In thousands                                  Proceedings     Proceedings         Eliminations       Consolidated
--------------------------------------------  --------------- ----------------  -------------------  ------------
                       ASSETS
Current Assets:
  Cash and cash equivalents                   $    32,751       $ 38,677         $      --              $  71,428
  Accounts receivable-net                         113,092         75,262              (2,375)             185,979
  Intercompany receivables                      1,705,119        279,778          (1,984,897)                --
  Inventories                                     270,698        165,814             (23,636)             412,876
  Prepaid income taxes                             (3,564)         3,564                --                   --
  Other current assets                             12,349         42,557                  (3)              54,903
                                              -----------    -----------         -----------          -----------
                                                2,130,445        605,652          (2,010,911)             725,186

Assets of discontinued Beloit operations           28,403           --                  --                 28,403

Property, Plant and Equipment-Net                 126,430         48,291                --                174,721

Intangible assets                                 148,330        216,898                (125)             365,103

Investment in subsidiaries                        576,105        962,845          (1,536,674)               2,276

Other assets                                       41,626          4,615                  38               46,279

                                              -----------    -----------         -----------          -----------
                                              $ 3,051,339    $ 1,838,301         $(3,547,672)         $ 1,341,968
                                              ===========    ===========         ===========          ===========



                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                        CONDENSED COMBINED CONSOLIDATING
                                  BALANCE SHEET
                               AS OF JULY 31, 2000

                                                  Entities in    Entities not in
                                                 Reorganization  Reorganization                   Combined
In thousands                                      Proceedings      Proceedings   Eliminations    Consolidated
---------------------------------------------  ----------------  --------------  ------------    ------------
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities:
  Debtor in possession facility                 $    25,000      $    --         $     --       $   25,000
  Short-term notes payable, including current
    portion of long-term obligations                      6        117,322             --          117,328
  Trade accounts payable                             28,742         33,792             --           62,534
  Intercompany accounts payable                   1,667,806        331,117       (1,998,923)          --
  Employee compensation and benefits                 37,350          7,192            5,299         49,841
  Advance payments and progress billings             10,493         17,038             --           27,531
  Accrued warranties                                 25,265         12,297             --           37,562
  Other current liabilities                         187,031         41,205          (14,114)       214,122
                                                -----------    -----------      -----------     ----------
                                                  1,981,693        559,963       (2,007,738)       533,918

Long-term Obligations                                   222          1,716             --            1,938

Other non-current liabilities
   Liability for post-retirement benefits and
      accrued pension costs                          52,221          2,545           (5,299)        49,467
   Deferred income taxes                             (2,021)         2,021             --             --
   Other liabilities                                  7,820             12             --            7,832
                                                -----------    -----------      -----------    -----------
                                                     58,020          4,578           (5,299)        57,299


Liabilities Subject to Compromise                 1,191,034           --               --        1,191,034

Liabilities of discontinued Beloit operations       471,068        173,654             --          644,722

Minority Interest                                      --             --              6,608          6,608

Shareholders' Deficit:
  Common stock                                       56,108        693,928        (698,367)         51,669
  Capital in excess of par value                  2,369,698        133,858       (1,939,455)       564,101
  Retained earnings                              (2,827,889)       405,193          911,985     (1,510,711)
  Accumulated comprehensive loss                   (156,592)      (134,589)         184,594       (106,587)
  Less:
      Stock Employee Compensation Trust                (659)          --               --             (659)
      Treasury stock                                (91,364)          --               --          (91,364)
                                                -----------    -----------      -----------    ------------
                                                   (650,698)     1,098,390       (1,541,243)     (1,093,551)
                                                -----------    -----------      -----------    -------------
                                                $ 3,051,339    $ 1,838,301     $ (3,547,672)    $ 1,341,968
                                                ===========    ===========      ===========    ============

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                        CONDENSED COMBINED CONSOLIDATING
                             STATEMENT OF CASH FLOW
                            FOR THE NINE MONTHS ENDED
                                  JULY 31, 2000

                                                       Reorganization   Reorganization   Combined
In thousands                                            Proceedings       Proceedings   Consolidated
----------------------------------------------          -------------    -------------  ------------

Net cash provided (used) by continuing
         operating activities                            $ (19,240)      $  28,428       $   9,188
Investment and Other Transactions:
   Cash transferred to entities not in
         reorganization proceedings                        (17,705)         17,705            --
   Property, plant and equipment acquired                  (17,321)         (2,596)         (19,917)
   Property, plant and equipment retired                    10,931          11,451           22,382
   Other - net                                              10,741          (3,401)           7,340
                                                         ---------       ---------        ---------
     Net cash provided (used) by investment
          and other transactions                           (13,354)         23,159            9,805

Financing Activities:
   Borrowings under DIP Facility                            95,000            --             95,000
   Repayment of borrowing under DIP Facility              (237,000)           --           (237,000)
   Issuance (repayments) of long-term obligations, net        --               748              748
   Decrease in short-term notes payable- net                  --           (15,288)         (15,288)
                                                         ---------       ---------        ---------
     Net cash used by financing activities                (142,000)        (14,540)        (156,540)

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                           --            (1,456)          (1,456)
Cash provided by (used in) Discontinued Operations         177,170         (24,192)         152,978
                                                         ---------       ---------        ---------
Increase in Cash and Cash Equivalents                        2,576          11,399           13,975

Cash and Cash Equivalents at Beginning of Period            30,175          27,278           57,453
                                                         ---------       ---------        ---------

Cash and Cash Equivalents at End of Period               $  32,751       $  38,677        $  71,428
                                                         =========       =========        =========


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------


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

     The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, actions by creditors to collect prepetition indebtedness of the Debtors and other contractual obligations of the Debtors generally may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional prepetition claims may arise from such rejections and from the determination by the Bankruptcy Court (or as agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. From time to time since the chapter 11 filing, the Bankruptcy Court has approved motions allowing the Debtors to reject certain business contracts that were deemed burdensome or of little or no value to the respective Debtor. As of September 8, 2000, the Debtors had not completed their review of all their prepetition executory contracts and leases for assumption or rejection. See Note (f) - Liabilities Subject to Compromise included in
     Item 1 - Financial Statements.

     The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of their prepetition obligations, including employee wages and product warranties. In addition, the Bankruptcy Court authorized the Debtors to maintain their employee benefit programs. Funds of qualified pension plans and savings plans are in trusts and protected under federal regulations. All required contributions to qualified pension plans have been made.

     The Debtors have the exclusive right until September 15, 2000 to file a plan or plans of reorganization. Such period has been extended from time to time during the pendency of the Debtors' bankruptcy cases and may be extended at the discretion of the Bankruptcy Court. Subject to certain exceptions set forth in the Bankruptcy Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e., more than 50% of the number and at least 66-2/3% of the dollar amount, both based on claims actually voted) of each class of creditors and equity holders whose claims are impaired by the plan. Alternatively, absent the requisite approvals, a Debtor may seek Bankruptcy Court approval of its reorganization plan under "cramdown" provisions of the Bankruptcy Code, assuming certain tests are met. If a Debtor fails to submit a plan of reorganization within the exclusivity period prescribed or any extensions thereof, any creditor or equity holder will be free to file a plan of reorganization with the Bankruptcy Court and solicit acceptances thereof.

     February 29, 2000 was set by the Bankruptcy Court as the last date creditors could file proofs of claim against the Debtors. In aggregate terms, the amounts claimed by creditors are larger than the amounts recorded in the Debtors' schedules and financial statements. Debtors are objecting to excessive claims and otherwise seeking to eliminate these differences. Litigation may be required to resolve such differences.

     The Debtors will continue to incur significant costs associated with the reorganizations. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect results while the Debtors operate under chapter 11. See Note (d) - Reorganization Items included in
     Item 1 - Financial Statements.

     While it is not possible to predict with certainty the length of time the Debtors will operate under the protection of chapter 11, the outcome of the chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders, the Debtors have analyzed a large portion of the claims filed against the Debtors and are actively preparing for the filing of a plan or plans of reorganization.

     Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) of the Company must be satisfied before shareholders of the Company can receive any distribution. The ultimate recovery to the Company's shareholders, if any, will not be determined until the end of the case when the fair value of the Company's assets is compared to the liabilities and claims against the Company. Based on the Company's analysis to date of (a) scheduled and filed claims, (b) any potential recovery from the sale of Beloit assets and (c) the valuation of the Company, P&H and Joy as going concerns, there appears to be sufficient value to pay in full all claims against P&H and Joy. However, there appears to be insufficient value to pay in full all claims against the Company. Accordingly, it appears unlikely that any value will be distributed to the Company's shareholders or otherwise attributed to the Company's common shares. There also appears to be insufficient value to pay in full all claims against Beloit. The U.S. Trustee for the District of Delaware has appointed an Official Committee of Equity Holders to represent the Company's shareholders in the proceedings before the Bankruptcy Court.

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

     The Company's consolidated financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code", issued November 19, 1990 ("SOP 90-7"). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Debtors.

     The commentary in Management's Discussion and Analysis contains forward-looking statements. When used in this document, terms such as "anticipate", "believe", "estimate", "expect", "indicate", "may be", "objective", "plan", "predict", and "will be" are intended to identify such statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those, without limitation, described in Item 5 - Other Information - "Cautionary Factors" in Part II of this report.

     Surface Mining Equipment
     ------------------------

     Three Months Ended July 31, 2000 as Compared to 1999
     ----------------------------------------------------

     The following table sets forth certain data with respect to the Surface Mining Equipment segment from the consolidated statement of operations of the Company for the three months ended July 31:

        In thousands                            2000                1999
        --------------------------------------------------------------------

        Net Sales                             $ 114,855           $ 119,566
        Operating Profit (Loss) *             $  14,514           $  (9,793)
        Bookings                              $ 112,848           $  99,745

             -------------
             * after charges against operating profit of $5,000 in 1999 for changes in estimates for allowance for doubtful accounts, warranty, and excess and obsolete inventory.

     Sales of the Surface Mining Equipment segment were $114.9 million for the three months ended July 31, 2000, a 4% decrease from sales of $119.6 million during the same period of fiscal 1999. Original equipment sales increased by 25%, driven by an increase in sales of electric mining shovels. The increase in electric mining shovel sales was partially offset by a decrease in sales related to draglines. Aftermarket sales decreased 15% for the three months ended July 31, 2000 due to lower parts and dragline service sales.

     Operating profit was $14.5 million or 12.6% of sales in the three months ended July 31, 2000, compared to an operating loss before charges associated with changes in estimates of $4.8 million for the corresponding period in 1999. The higher operating profit in the third quarter of 2000 as compared to the same period of 1999 was due primarily to lower product costs and lower selling, general and administrative expenses.

     Bookings  were  $112.8  million in the three  months  ended  July 31,  2000 compared to $99.7 million during the equivalent period in 1999. The increase is primarily due to higher original equipment bookings. The P&H order backlog was $73.3 million as of July 31, 2000 compared with $93.8 million at October 31, 1999. These booking and backlog figures exclude customer arrangements under long-term repair and maintenance contracts. In financial reports prior to fiscal 2000 it was the policy of the Company to include two years of estimated value of such arrangements as part of its reported backlog. The total estimated value of long-term repair and maintenance arrangements with P&H customers, which extend for periods of up to thirteen years, amounted to approximately $240 million as of July 31, 2000.

     Nine Months Ended July 31, 2000 as Compared to 1999
     ---------------------------------------------------

     The following table sets forth certain data with respect to the Surface Mining Equipment segment from the consolidated statement of operations of the Company for the nine months ended July 31:

        In thousands                             2000                1999
        --------------------------------------------------------------------

        Net Sales                             $ 370,356           $ 355,584
        Operating Profit *                    $  39,682           $  14,562
        Bookings                              $ 349,861           $ 308,355

             -------------
             * after charges against operating profit of $5,000 in 1999 for changes in estimates for allowance for doubtful accounts, warranty, and excess and obsolete inventory.

     Sales of the Surface Mining Equipment segment were $370.4 million in the first nine months of fiscal 2000, a 4% increase from sales of $355.6 million during the same period of fiscal 1999. Original equipment sales increased 26%, driven by an increase in sales of electric mining shovels. The increase in electric mining shovels was partially offset by a decrease in sales related to draglines. Aftermarket sales decreased 7% in the first nine months of 2000 as compared with the first nine months of 1999 which benefited from carryover parts shipments that were deferred due to the United Steelworkers' strike in Milwaukee during the fourth fiscal quarter of 1998.

     Operating profit was $39.7 million or 10.7% of sales in the nine months ended July 31, 2000, compared to operating profit before charges associated with changes in estimates of $19.6 million and 5.5% of sales for the corresponding period in 1999. The higher operating profit in the first nine months of 2000 as compared to the first nine months of 1999 was due primarily to lower product costs and lower selling, general and administrative expenses.

     Bookings were $349.9 million in the first nine months of fiscal 2000 compared to $308.4 million during the equivalent period in 1999. The increase is primarily due to higher demand for P&H's original equipment resulting from product innovation and expanded product support for customers. Order backlog was $73.3 million as of July 31, 2000 compared with $93.8 million at October 31, 1999. These booking and backlog figures exclude customer arrangements under long-term repair and maintenance contracts.

     Underground Mining Machinery
     ----------------------------

     Three Months Ended July 31, 2000 as Compared to 1999
     ----------------------------------------------------

     The following table sets forth certain data with respect to the Underground Mining Machinery segment from the consolidated statement of operations of the Company for the three months ended July 31:

          In thousands                         2000                 1999
          -----------------------------------------------------------------

          Net Sales                         $ 144,857            $ 154,127
          Operating Profit (Loss) *         $   1,410            $ (78,550)
          Bookings                          $ 126,924            $ 137,702

          -------------
          * after restructuring (credits) charges of $(1,041) and $8,231 in 2000 and 1999, respectively, and after charges against operating profit of $63,520 in 1999 for changes in estimates for allowance for doubtful accounts, warranty, and excess and obsolete inventory.

     Net sales for the third quarter of fiscal 2000 were $9.3 million less than they were in the third quarter last year. This decrease in net sales was due to a decline in new machine and repair parts sales, partially offset by an increase in machine rebuild sales. The decline in new machine sales resulted from lower sales of longwall shearers, roof supports and face conveyors in the United Kingdom, offset by an increase in shipments of continuous miners in the United States. The decline in sales for longwall mining equipment reflects continued softness in the global market for that equipment. Shipments of continuous miners in the United States in each of the past two quarters exceeded shipments in the corresponding quarters last year. In the aftermarket, decreased parts sales in all markets were more than offset by an increase in component repair sales and a significant increase in machine rebuilds, primarily in the United States and the United Kingdom. The increase in machine rebuild activity is partially associated with customers' decisions to delay the purchase of new equipment and to refurbish their existing equipment.

     Despite the decline in net sales during the third quarter of fiscal 2000, operating profit before restructuring charges (credits) and charges associated with changes in estimates was $0.4 million this year compared to a $6.8 million loss for the third quarter last year. The loss of gross margin associated with the decline in net sales was offset by a favorable sales mix and a $6.5 million reduction in spending for manufacturing overhead and selling, engineering and administrative expenses. These reduced spending levels were the result of cost reduction programs that were initiated during the third quarter last year.

     New order bookings in the current quarter were $10.8 million less than in the third quarter of fiscal 1999. The entire decrease in new orders was due to continued softness in all geographic markets for new machine sales. The booking of a large order for a complete longwall equipment system, roof supports, face conveyor and shearing machine in the United States was partially offset by the cancellation of a roof support and face conveyor order in the United Kingdom. Aftermarket bookings in the current quarter were approximately the same level as a year ago. The backlog for underground mining machinery was $136.7 million as of July 31, 2000 compared to $190.7 million at October 31, 1999. These bookings and backlog figures exclude customer arrangements under long-term repair and maintenance contracts. In financial reports prior to fiscal 2000 it was the policy of the Company to include two years of estimated value of such arrangements as part of its reported backlog. The total estimated value of long-term repair and maintenance arrangements with Joy customers, which extend for periods of up to eight years, amounted to approximately $75.2 million as of July 31, 2000.

     Nine Months Ended July 31, 2000 as Compared to 1999
     ---------------------------------------------------

     The following table sets forth certain data with respect to the Underground Mining Machinery segment from the consolidated statement of operations of the Company for the nine months ended July 31:

     In thousands                         2000                     1999
     -------------------------------------------------------------------

     Net Sales                         $ 456,725               $ 476,880
     Operating Profit (Loss) *         $   7,129               $ (66,843)
     Bookings                          $ 387,190               $ 470,576

             -------------
             * after restructuring charges of $5,438 and $8,231 in 2000 and 1999, respectively, and after charges against operating profit of $63,520 in 1999 for changes in estimates for allowance for doubtful accounts, warranty, and excess and obsolete inventory.

     Net sales for the first nine months of fiscal 2000 were $20.2 million less than in the same period of fiscal 1999. The lower sales resulted from declines in roof support sales and shuttle car shipments. The decline in roof support sales reflects softness in the global market for this product. The decrease in sales of shuttle cars reflects the competition that suppliers of new shuttle cars are facing from used equipment vendors and from alternative batch haulage equipment such as battery powered equipment. In the aftermarket, a decrease in repair parts sales was more than offset by an increase in complete machine rebuilds in the United States.

     Before charges or credits for restructuring and changes in estimates, operating profit for the first three quarters of fiscal 2000 was $12.6 million compared with $4.9 million for the same period a year ago. The benefits of Joy's cost reduction programs more than offset the decrease in operating profit associated with lower net sales. Year-to-date spending for manufacturing overhead, selling, engineering and administrative expenses was $19 million less than for the same period of fiscal 1999.

     New order bookings for the first three quarters of fiscal 2000 were $83 million below bookings for the equivalent period of fiscal 1999. This decrease in new orders was due to a decline in orders for new machines. Orders for roof supports, shuttle cars and longwall shearers were less than they were a year ago. The level of new machine orders reflects continued softness in the markets for the segment's new machines. In the aftermarket, bookings in the first nine months of fiscal 2000 were at approximately the same level as in fiscal 1999.

     In the third quarter of fiscal 1999 Joy announced and implemented a restructuring plan. A reserve of $7.3 million was established in the third quarter of fiscal 1999, primarily for the impairment of certain assets related to a facility rationalization. In addition, charges amounting to $4.7 million were made in the third and fourth quarter of fiscal 1999 upon the announcement of the severance of approximately 240 employees. Of the amount reserved in fiscal 1999, $0.7 million had been utilized by the end of the fiscal year. During the first nine months of fiscal 2000, a further $5.4 million restructuring charge was recorded under the restructuring plan, primarily for severance costs associated with the rationalization of certain of Joy's original equipment manufacturing capacity in the United Kingdom and to a lesser extent for reductions in employment in South Africa associated with a reorganization of Joy's business in that market.

     Details of these restructuring charges are as follows:

      In thousands
      ----------------------------------------------------------------------
                         Reserve at  Additional     Reserve       Reserve at
                          10/31/99    Reserve       Utilized        7/31/00
                        ----------- ------------   ---------     -----------

     Employee severance   $ 4,009     $ 6,227       $ 7,075         $ 3,161
     Facility closures      7,270        (789)        4,912           1,569
                          -------     -------       -------         -------
     Total                $11,279     $ 5,438       $11,987         $ 4,730
                          =======     =======       =======         =======

     Discontinued Operations
     -----------------------

     In light of continuing losses at Beloit and following an evaluation of the prospects of reorganizing the Beloit Segment, on October 8, 1999 the Company announced its plan to dispose of this segment. Subsequently, Beloit notified certain of its foreign subsidiaries that they could no longer expect funding of their operations to be provided by either Beloit or the Company. Certain of the notified subsidiaries filed for or were placed into receivership or other applicable forms of judicial supervision in their respective countries. On May 12, 2000 the U.S. Trustee for the District of Delaware appointed an Official Committee of Unsecured Creditors of Beloit Corporation to represent the creditors of Beloit in proceedings before the Bankruptcy Court.

     On November 7, 1999, the Bankruptcy Court approved procedures and an implementation schedule for the divestiture plan (the "Court Sales Procedures") for the Beloit Segment. Between February and August 2000, sales agreements were approved under the Court Sales Procedures with respect to the sale of substantially all of the segment's domestic operating assets. In addition, approval was received for the sale of all of Beloit's significant foreign subsidiaries (apart from those that had previously filed for or been placed into receivership or other applicable forms of judicial supervision in their respective countries). As of September 8, 2000, all approved sales of domestic assets had taken place, as had several sales of foreign subsidiaries. Beloit expects that closings on the remaining approved sales of foreign subsidiaries will occur by the end of fiscal 2000.

     The Company classified the Beloit Segment as a discontinued operation in its consolidated financial statements as of October 31, 1999 and has accordingly restated the Company's consolidated statements of operations and statements of cash flow for prior periods. Revenues for the Beloit Segment were $170.1 million for the nine months ended July 31, 2000 and $541.3 million for the comparable period in 1999. Loss from discontinued operations was $751.1 million for the nine months ended July 31, 1999. During fiscal 1999, the Company recorded an estimated loss of $529.0 million on the disposal of the Beloit Segment including an accrual for estimated operating losses to be incurred by the Beloit Segment subsequent to October 31, 1999. Based on the actual results during the nine-month period ended July 31, 2000 and consideration of the current estimates associated with the Beloit wind-down expenses to be incurred, the Company believes that no adjustment to the original reserve is warranted as of July 31, 2000. See Note (f) - Liabilities Subject to Compromise included in
     Item 1 - Financial Statements for a discussion of the APP settlement.

     Income Taxes
     ------------

     The income tax provision recognized in the Company's consolidated statement of operations differs from the income tax benefit computed by applying the statutory federal income tax rate to the income or loss from continuing operations for the nine months ended July 31, 2000 due to: (i) a valuation allowance on deferred tax benefits and (ii) the effects of state and foreign taxes.

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

     Liquidity and Capital Resources
     -------------------------------

     Chapter 11 Proceedings
     ----------------------

     The matters described under this caption "Liquidity and Capital Resources", to the extent that they relate to future events or expectations, may be significantly affected by the chapter 11 proceedings. Those proceedings will involve, or result in, various restrictions on the Debtors' activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters, and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Debtors may conduct or seek to conduct business. In addition, the recorded amounts of: (i) the estimated cash proceeds to be realized upon the disposal of Beloit's assets to be sold or liquidated, and (ii) the estimated cash requirements to fund Beloit's remaining costs and claims, could be materially different from the actual amounts.

     Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until the end of the case when the fair value of the Company's assets is compared to the liabilities and claims against the Company. Based on the Company's analysis to date of (a) scheduled and filed claims, (b) any potential recovery from the sale of Beloit assets and (c) the valuation of the Company, P&H and Joy as going concerns, there appears to be sufficient value to pay in full all claims against P&H and Joy. However, there appears to be insufficient value to pay in full all claims against the Company. Accordingly, it appears unlikely that any value will be distributed to the Company's shareholders or otherwise attributed to the Company's common shares. There also appears to be insufficient value to pay in full all claims against Beloit. The U.S. Trustee for the District of Delaware has appointed an Official Committee of Equity Holders to represent the Company's shareholders in the proceedings before the Bankruptcy Court.

     Working Capital
     ---------------

     Working capital of continuing operations, excluding liabilities subject to compromise, as of July 31, 2000, was $191.3 million including $71.4 million of cash and cash equivalents, as compared to working capital of $187.2 million including $57.5 million of cash and cash equivalents as of October 31, 1999. The main factors influencing the change in working capital were:
     (a)  a  $22.4  million   decline  in   short-term   borrowings  by  foreign
     subsidiaries, resulting principally from a significant decrease in the borrowing needs of the Company's South African subsidiaries as well as a decline in the value of the British Pound, Australian Dollar and other major currencies against the U.S. Dollar during fiscal 2000, which reduced the U.S. Dollar value of these local currency borrowings by approximately $11.0 million; (b) the $14.1 million increase in cash balances maintained by the Company noted above; and (c) a $7.5 million reduction in trade accounts payable and a $17.8 million reduction in advance payments and progress billings, partially offset by a $16.9 million decrease in accounts receivable, primarily reflective of a smaller number of major capital orders in the third quarter of fiscal 2000 as compared with the final quarter of fiscal 1999. These working capital increases were largely offset by inventory reduction efforts (notably at Joy) which resulted in a $34.8 million decline in inventory during the first nine months of fiscal 2000 and the reclassification of borrowings under the DIP Facility from long-term to current maturity which resulted in a $25.0 million increase in current liabilities.

     Cash Flow from Continuing Operations
     ------------------------------------

     Cash generated by the Company's continuing operations was $9.2 million for the nine months ended July 31, 2000 compared with cash used by continuing operations of $54.6 million for the comparable period in 1999. The improvement in operating cash flows resulted primarily from the reduction in operating losses from $108.8 million for the first nine months of fiscal 1999 to $10.2 million for the same period in fiscal 2000. However, this improvement was mitigated somewhat by several other factors, most notably:
     (a) the net discharge of $4.9 million in trade accounts payable during the first nine months of fiscal 2000 compared with an increase of $26.2 million in trade accounts payable for the same period of fiscal 1999, reflecting the severe cash constraints experienced by the Company in the period prior to the bankruptcy filing; (b) the utilization by Joy of $12.0 million of previously established restructuring reserves during the first nine months of fiscal 2000 compared with none in 1999; and (c) the inclusion in the 1999 operating loss of $26.7 million of non-cash restructuring charges, reorganization items and charges related to executive change compared with $20.0 million for these items in fiscal 2000.

     Investment and other transactions provided $9.8 million during the first nine months of fiscal 2000 compared with a cash utilization of $12.3 million associated with investment and other transactions during the same period of fiscal 1999. The principal reasons for the difference in cash flows from investments and other transactions between the two periods were:
     (a) the inclusion in fiscal 1999 of a $15.9 million deposit placed with a bank in connection with certain letters of credit associated with the APP contracts and the subsequent release of the deposit during fiscal 2000 generating cash of an equal amount; and (b) the inclusion in fiscal 2000 of proceeds of $8.0 million related to the sale of land in Wisconsin.

     DIP Facility
     ------------

     On July 8, 1999 the Bankruptcy Court approved a two-year, $750 million Revolving Credit, Term Loan and Guaranty Agreement underwritten by The Chase Manhattan Bank (the "DIP Facility") consisting of three tranches: (i) Tranche A $350 million revolving credit facility; (ii) Tranche B $200 million term loan facility; and (iii) Tranche C $200 million standby letter of credit facility. Effective May 30, 2000, the Company voluntarily reduced the size of the DIP Facility to $350 million. The third amendment to the DIP Facility dated as of June 16, 2000 reduced the size of Tranche A to $250 million, redefined Tranche B as a $100 million revolving loan facility expiring December 31, 2000 and eliminated Tranche C. The fourth amendment to the DIP Facility dated as of August 3, 2000 provides for the syndication of the DIP Facility amongst the Chase Manhattan Bank (as agent) and certain other lenders.

     Under the amended DIP Facility, proceeds may be used to fund post-petition working capital and other general corporate purposes during the term of the DIP Facility and to pay up to $35 million of pre-petition claims of critical vendors. Tranche A may be used for both revolving loans and issuance of certain letters of credit, limited to a maximum of $210 million in letters of credit, consisting of a $190 million sub-limit for standby letters of credit and a $20 million sub-limit for import documentary letters of credit. Additionally, in the case of standby letters of credit, the aggregate letters of credit outstanding in favor of lenders to HII's foreign subsidiaries are limited (when aggregated with loans and investments made to repay the indebtedness of foreign subsidiaries) to $100 million. Further, letters of credit issued in connection with performance and bid requirements, customer advances and progress payments and surety bonds of HII's foreign subsidiaries are limited to $100 million.

     Borrowings under the DIP Facility are subject to a "borrowing base" calculation which includes eligible accounts receivable, unbilled accounts receivable, work-in-process, raw materials, finished goods, machinery and equipment and intellectual property, each as defined in the amended DIP Facility agreement. Availability of funds for the benefit of Beloit are limited to an aggregate principal amount not in excess of the sum of the portion of the net cash proceeds received from the sales of Beloit assets, plus $23 million, plus an amount not in excess of $17 million in respect of letters of credit issued for Beloit's benefit. Availability of funds under the DIP Facility for the benefit of Beloit is further limited by the requirement that Beloit's cumulative EBITDA loss (as defined) will be no more than $50 million for the period from May 1, 2000 through December 31, 2000. No further funds will be available to Beloit under the DIP Facility after December 31, 2000.

     The DIP Facility imposes monthly minimum EBITDA tests and quarterly limits on capital expenditures. At July 31, 2000, $25 million in direct borrowings had been drawn under the DIP Facility and classified as a current liability and letters of credit in the face amount of $34.8 million had been issued under the DIP Facility. The Debtors are jointly and severally liable under the DIP Facility.

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

     In proceedings filed with the Bankruptcy Court, the Debtors agreed with the Official Committee of Unsecured Creditors appointed by the U.S. Trustee (the "Creditors Committee") and with MFS Municipal Income Trust and MFS Series Trust III (collectively, the "MFS Funds"), holders of certain debt issued by Joy, to a number of restrictions regarding transactions with foreign subsidiaries and Beloit:

     o The Debtors agreed to give at least five days prior written notice to the Creditors Committee and to the MFS Funds of the Debtors' intention to (a) make loans or advances to, or investments in, any foreign subsidiary for working capital purposes after June 16, 2000 in an aggregate amount in excess of $75 million; (b) make loans or advances to, or investments in, any foreign subsidiary to repay the existing indebtedness or cause letters of credit to be issued in favor of a creditor of a foreign subsidiary in an aggregate amount, cumulatively, in excess of $30 million; or (c) make postpetition loans or advances to, or investments in, Beloit or any of Beloit's subsidiaries in excess of $115 million. In September 1999, the Company notified the Creditors Committee and MFS Funds that it intended to exceed the $115 million amount. The Company subsequently agreed, with the approval of the Bankruptcy Court, to provide the Creditors Committee with weekly cash requirement forecasts for Beloit, to restrict funding of Beloit to forecasted amounts, to provide the Creditors Committee access to information about the Beloit divestiture and liquidation process, and to consult with the Creditors Committee regarding the Beloit divestiture and liquidation process.

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

     Year 2000 Readiness Disclosure
     ------------------------------

     The year 2000 ("Y2K") issue focuses on the ability of information systems to properly recognize and process date-sensitive information beyond December 31, 1999. To address this problem, the Company implemented a Y2K readiness plan for information technology systems ("IT") and non-IT equipment, facilities and systems. All material IT and non-IT equipment, processes and software were compliant and resulted in no material Y2K issues through September 8, 2000. While no material Y2K problems have been encountered to date and none are expected, it is possible that such problems could arise as the year progresses.

     Market Risk
     -----------

     Volatility in interest rates and foreign exchange rates can impact the Company's earnings, equity and cash flow. From time to time the Company undertakes transactions to hedge this impact. The hedge instrument is considered effective if it offsets partially or completely the negative impact on earnings, equity and cash flow due to fluctuations in interest and foreign exchange rates. In accordance with the Company's policy, the Company does not execute derivatives that are speculative or that increase the Company's risk from interest rate or foreign exchange rate fluctuations. At July 31, 2000 the Company was not party to any interest rate derivative contracts. Foreign exchange derivatives at that date were exclusively in the form of forward exchange contracts executed over the counter. The counterparty to substantially all these contracts is The Chase Manhattan Bank which is currently the only institution entering into forward foreign exchange contracts with the Company and the other Debtors.

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

     As of July 31, 2000, the nominal or face value of forward foreign exchange contracts to which the Company and its subsidiaries were parties was $77.2 million in absolute U.S. dollar equivalent terms.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

     See "Market Risk" in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II. OTHER INFORMATION

Item 1- Legal Proceedings
        -----------------

     See Item 3 - Legal Proceedings, of Part I of the Company's annual report on Form 10-K for the year ended October 31, 1999 and Item 1 - Legal Proceedings, of Part II of the Company's quarterly reports on Form 10-Q for the quarters ended January 31, 2000 and April 30, 2000. As of August 31, 2000, the plaintiff in the Brickell Partners, Ltd. litigation agreed to dismiss this matter without prejudice.

Item 2 - Changes in Securities
         ---------------------

     Not applicable.

Item 3 - Defaults upon Senior Securities
         -------------------------------

     In connection with the chapter 11 bankruptcy filings described in Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations of Part I, the Debtors discontinued the payment of principal and interest on all prepetition indebtedness. See Note (f) - Liabilities Subject to Compromise and Note (g) - Borrowings and Credit Facilities of
     Item 1 - Financial Statements of Part I, which are incorporated herein by reference.

Item 4  - Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the first nine months of fiscal 2000.

Item 5 -  Other Information - "Cautionary Factors"
          ----------------------------------------

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

     Other factors that could cause actual results to differ materially from those contemplated include:

     o Factors relating to the Company's chapter 11 filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees; the Company's degree of success in executing its plan of disposition of Beloit; the ability to successfully prepare, have confirmed and implement a plan of reorganization; the availability of debtor-in-possession and exit financing; and the Company's ability to comply with covenants in its DIP Facility. As a result of the Company's chapter 11 filing, the continuation of the Company, or segments of the Company, on a going concern basis is subject to significant uncertainty.

     o Factors affecting customers' purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles, and production and consumption rates of coal, copper, iron, gold, oil sands and other ores and minerals; the cash flows of customers; the cost and availability of financing to customers and the ability of customers to obtain regulatory approval for investments in mining projects; consolidations among customers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

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

Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibits:

          4(a) Third Amendment to Revolving Credit,  Term Loan and Guarantee
               Agreement,  dated as of June 16, 2000.

          4(b) Fourth Amendment to Revolving Credit and Guarantee Agreement, dated as of August 3, 2000.

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

                                             HARNISCHFEGER INDUSTRIES, INC.
                                             ------------------------------
                                                     (Registrant)



                                                /s/  Kenneth A. Hiltz
                                             ------------------------------
                                             Kenneth A. Hiltz
                                             Senior Vice President and
                                             Chief Financial Officer

Date:  September 8, 2000

                                               /s/  Michael S. Olsen
                                             ------------------------------
                                             Michael S. Olsen
                                             Vice President, Controller and
                                             Chief Accounting Officer

Date:  September 8, 2000

Exhibit 4(a)
-------------

                                 THIRD AMENDMENT
                            TO REVOLVING CREDIT, TERM
                           LOAN AND GUARANTY AGREEMENT

         THIRD AMENDMENT, dated as of June 16, 2000 (the "Amendment"), to the REVOLVING CREDIT, TERM LOAN AND GUARANTY AGREEMENT, dated as of June 7, 1999, among HARNISCHFEGER INDUSTRIES, INC., a Delaware corporation (the "Borrower"), a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Guarantors named therein (the "Guarantors"), THE CHASE MANHATTAN BANK, a New York banking corporation ("Chase"), each of the other financial institutions party thereto (together with Chase, the "Banks") and THE CHASE MANHATTAN BANK, as Agent for the Banks (in such capacity, the "Agent"):

                              W I T N E S S E T H:

         WHEREAS, the Borrower, the Guarantors, the Banks and the Agent are parties to that certain Revolving Credit, Term Loan and Guaranty Agreement, dated as of June 7, 1999, as amended by that certain First Amendment to Revolving Credit, Term Loan and Guaranty Agreement, dated as of July 8, 1999 and that certain Second Amendment to Revolving Credit, Term Loan and Guaranty
Agreement, dated as of July 8, 1999 (as the same may be further amended, modified or supplemented from time to time, the "Credit Agreement"); and

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

     2. Section 1.01 of the Credit Agreement is hereby amended by inserting the following new definitions in appropriate alphabetical order:

          "Account" shall mean any right to payment for goods sold, regardless of how such right is evidenced and whether or not it has been earned by performance.

          "Account Debtor" shall mean the Person obligated on an Account.

          "Amending Order" shall have the meaning set forth in paragraph 43 of the Third Amendment.

          "Beloit" shall mean Beloit Corporation, a Delaware corporation.

          "Beloit EBITDA" shall mean, for any period, all as determined in accordance with GAAP, the consolidated net income (or net loss) of Beloit and its consolidated Subsidiaries for such period, plus (a) the sum of (i) depreciation expense, (ii) amortization expense, (iii) other non-cash charges, (iv) provision for LIFO adjustment for inventory valuation, (v) net total Federal, state and local income tax expense, (vi) gross interest expense for such period less gross interest income for such period, (vii) extraordinary losses, (viii) any non-recurring charge or restructuring charge, (ix) the cumulative effect of any change in accounting principles, (x) the debit, if any, attributable to Minority Interests and (xi) "Chapter 11 expenses" (or "administrative costs reflecting Chapter 11 expenses") as shown on Beloit's consolidated statement of income for such period minus (b) extraordinary gains minus (c) the credit, if any, attributable to Minority Interests plus or minus (d) the amount of cash received or expended in such period in respect of any amount which, under clause
          (viii) above, was taken into account in determining Beloit EBITDA for such or any prior period. In determining consolidated net income (or net loss) of Beloit and its consolidated Subsidiaries, there shall not be taken into account (i) the impact of Beloit's settlement with Asia Pulp & Paper Co., Ltd., (ii) professional fees and expenses associated with Beloit in an amount not to exceed $25,000,000 in the aggregate and (iii) the impact of adjustments with respect to prepetition liabilities of Beloit and its consolidated Subsidiaries.

          "Beloit Intercompany Loan" shall mean the portion of the Net Cash Proceeds received from the Beloit sale auction which were loaned by Beloit to the Borrower.

          "Borrowing Base" shall mean, on any date, the amount (calculated based on the most recent monthly Borrowing Base Certificate delivered pursuant to this Agreement) that is equal to the sum of (a) 85% of the total of Eligible Accounts Receivable, plus (b) 35% of Eligible
          Unbilled Accounts Receivable, plus (c) 35% of Eligible Work-in-Process, plus (d) 50% of Eligible Raw Materials and Finished Goods, plus (e) the M&E Component, plus (f) the Intellectual Property Component (until Tranche B is repaid in full). Borrowing Base component definitions may be adjusted and revised from time to time by the Agent in the Agent's exclusive judgment.

          "Borrowing Base Certificate" shall mean a certificate substantially in the form of Exhibit E hereto (with such changes therein as may be required by the Agent to reflect the components of and reserves against the Borrowing Base as provided for hereunder from time to time), executed and certified by a Financial Officer of the Borrower, which shall include appropriate exhibits and schedules as referred to therein and as provided for in Section 5.09.

          "Dilution Factors" shall mean, with respect to any period, the aggregate amount of all deductions, credit memos, returns, adjustments, allowances, bad debt write-offs and other non-cash credits to Accounts. Off Invoice amounts and amounts recorded on expenditure authorization forms (as reflected in accordance with the Borrower's and Guarantors' current and historical accounting practices) shall not be deemed to be Dilution Factors.

          "Dilution Ratio" shall mean at any date, the amount (expressed as a percentage) equal to (a) the aggregate amount of the Dilution Factors for the 12 most recently ended fiscal months divided by (b) total (i) gross sales (excluding intercompany sales) for the 12 most recently ended fiscal months minus (ii) Off Invoice amounts attributable to Accounts during such period.

          "Dilution   Reserve"  shall  mean  at  any  date  the  Dilution  Ratio multiplied by the Eligible Accounts Receivable on such date.

          "Eligible Accounts Receivable" shall mean, on any date, all domestic Accounts of the Borrower and the Guarantors on such date, that (i) have been invoiced and represent the bona fide sale of merchandise or rendition of services in the ordinary course of business in connection with its trade operations, and (ii) are deemed by the Agent in good faith to be eligible for inclusion in the calculation of the Borrowing Base. Without limiting the foregoing, to qualify as an Eligible Account Receivable, an Account shall indicate the Borrower or such Guarantor (whether by legal or trade name) as sole payee and as sole remittance party. In determining the amount to be so included, the face amount of Accounts shall be reduced, without duplication, by (a) the aggregate amount of all cash received in respect of the Accounts but not yet applied by the Borrower or such Guarantor to reduce the amount of Accounts, (b) the amount of all actual returns, discounts, claims, credits, charges, price adjustments or other adjustments or as otherwise included as an item in the deductions management system aging report or other similar reporting and (c) the aggregate amount of all other reserves, limits, advance payment liabilities and deductions provided for in this definition and elsewhere in this Agreement. Unless otherwise approved from time to time in writing by the Agent, no Account shall be an Eligible Account Receivable if (and without duplication):

               (a) the Borrower or such Guarantor does not have sole lawful and absolute title to such Account; or

               (b) it arises out of a sale made to an Affiliate; or

               (c) (i) it is unpaid more than 60 days from the due date, (ii) in the case of Special Dating Accounts, it is unpaid more than 120 days from the date of invoice, (iii) it has been written off the Borrower's or Guarantor's books or has been otherwise designated as uncollectible, (iv) without duplication, it has been included on the Borrower's or Guarantors' aged analysis report or similar reporting which identifies disputes or Accounts potentially difficult to collect, or (v) it has been placed with attorney or other third party for collection; or

               (d) more  than 50% in face  amount  of all  Accounts  of the same
          Account  Debtor  and  its  known  Affiliates,   taken  together,   are
          ineligible pursuant to clause (c) above; or

               (e) the Account Debtor is a creditor of the Borrower or a Guarantor who (i) has or has asserted a right of setoff against the Borrower or such Guarantor or (ii) has disputed its liability (whether by chargeback or otherwise) or made any claim with respect to the Account or any other Account of the Borrower or such Guarantor which has not been resolved, in each case, without duplication, to the extent of the amount owed by the Borrower or such Guarantor to the Account Debtor, the amount of such actual or asserted right of setoff, or the amount of such dispute or claim, as the case may be, provided, that items will not be considered ineligible under this clause (e) if such item was included in the Borrower's calculation of the Dilution Reserve; or

               (f) the Account Debtor is insolvent or the subject of any bankruptcy case or insolvency proceeding of any kind; or

               (g) the Account is not payable in Dollars or the Account Debtor is either not incorporated under the laws of the United States of America or any State thereof or is located outside or has its principal place of business or substantially all of its assets outside the continental United States, except to the extent the Account is supported by an irrevocable letter of credit reasonably satisfactory to the Agent (as to form, substance and issuer) and assigned to and directly drawable by the Agent; or

               (h) the sale to the Account Debtor is on a bill-and-hold, guaranteed sale, sale-and-return, ship-and-return, sale on approval or consignment or other similar basis or made pursuant to any other written agreement providing for repurchase or return of any merchandise which has been claimed to be defective or otherwise unsatisfactory; or

               (i) the Account Debtor is the United States of America or any department, agency or instrumentality thereof, unless the Borrower or such Guarantor duly assigns its rights to payment of such Account to the Agent pursuant to the Assignment of Claims Act of 1940, as amended, which assignment and related documents and filings shall be in form and substance reasonably satisfactory to the Agent; or

               (j) the Account is subject to any adverse security deposit, progress payment or other similar advance made by or for the benefit of the Account Debtor to the extent thereof; or

               (k) as to all or any part of such Account a check, promissory note, draft, trade acceptance or other instrument for the payment of money has been received, presented for payment and returned uncollected for any reason.

               Without limiting the foregoing, (x) no Account shall be an Eligible Account Receivable if it is for goods that have been sold under a purchase order or pursuant to the terms of a contract or other agreement or understanding (written or oral) that indicates that any Person other than the Borrower or a Guarantor has or has had or is purported to have or have had an ownership interest in such goods, and
          (y) in determining the aggregate amount of Accounts from the same Account Debtor and any Affiliates thereof that are unpaid more than 60 days from the due date pursuant to clause (c) above, there shall be excluded the amount of any net credit balances due and owing to the Account Debtor in respect of Accounts that are so unpaid.

          "Eligible Finished Goods" shall mean, on any date, the Inventory Value of Finished Goods of the Borrower or Guarantors on such date as shown on the Borrower's and Guarantors' perpetual inventory records less (i) the Specific Aging Reserve, (ii) the General Reserve and (iii) any other reserves. No adjustment to Finished Goods is to be made for unfavorable variances.

          "Eligible  Inventory"  shall mean all Inventory valued at the lower of
          (i) cost determined in accordance with GAAP stated on a basis consistent with the historical practices of the Borrower as of the date hereof or (ii) market value, that the Agent, in its reasonable discretion, shall deem eligible, reduced by (x) the value of reserves which have been recorded by the Borrower with respect to obsolete, slow-moving or excess inventory and (y) such other reserves as the Agent, in its reasonable commercial discretion after consultation with the Borrower, shall deem appropriate. Without in any way limiting the discretion of the Agent to deem an item of Inventory ineligible, the Agent shall not treat any item of Inventory as eligible if:

               (a) such item of Inventory is subject to any Lien whatsoever;

               (b) such item of Inventory (i) is damaged, not in good condition (to the extent not provided for by reserves as described above) or
          (ii) does not meet all material standards imposed by any Governmental Authority having regulatory authority over such item of inventory, its use or its sale;

               (c) such item of Inventory is not currently either readily usable or salable, at prices approximating at least the cost thereof, in the normal course of the business of the Borrower or the relevant Subsidiary, as the case may be (to the extent not provided for by reserves as described above);

               (d) any event shall have occurred or any condition shall exist with respect to such item of Inventory which would substantially impede the ability of the Borrower or the relevant Guarantor to continue to use or sell such item of inventory in the normal course of business;

               (e) any claim disputing the title of the Borrower or the relevant Guarantor to, or right to possession of or dominion over, such item of Inventory shall have been asserted;

               (f) any representation or warranty contained in this Agreement or in any other Loan Document applicable to either Inventory in general or to any such specific item of Inventory has been breached with respect to such items of Inventory, and such breach shall materially impair the value of such Inventory;

               (g) the Borrower or the relevant Subsidiary, as the case may be, does not have good and marketable title as sole owner of such item of Inventory;

               (h) such item of Inventory is owned by the Borrower or the relevant Subsidiary and has been consigned to other Persons, or is located at, or in the possession of, a vendor of the Borrower, or is in transit to or from, or held or stored by, third parties;

               (i) such item of  Inventory  is  located  outside  of the  United
          States;

               (j) such item of Inventory is evidenced by an Account;

               (k) such item of Inventory is subject to any licensing, patent, royalty, trademark, trade name or copyright agreements with any third party from whom the Borrower or any Subsidiary has received notice of a dispute in respect of any such agreement;

               (l) such item of Inventory was manufactured and/or transferred by or from the Borrower's or Guarantors' operating business units (to the extent of the amount of intercompany profits thereon);

               (m) accounting adjustments were made to such item of Inventory that increased its value upon the acquisition of an operating company (to the extent of such increase); or

               (n) such item of Inventory has been otherwise determined by the Agent (after consultation with the Borrower), exercising its commercially reasonable discretion, to be unacceptable because the Agent believes that such item of Inventory is not readily salable under the customary terms on which it is usually sold.

               Without limiting the foregoing, Inventory shall not be Eligible Inventory if (i) the purchase order, invoice or any other document in connection therewith indicates that any Person other than the Borrower or a Guarantor has any ownership interest therein or (ii) it arises from a contract or other agreement with a supplier or customer that has a contracting party other than the Borrower or a Guarantor.

          "Eligible Raw Materials" shall mean on any date, the Inventory Value of Raw Materials of the Borrower or a Guarantor on such date as shown on the Borrower's or Guarantors' perpetual inventory records or equivalent reporting in accordance with their current and historical classification of raw materials excluding Supplies.

          "Eligible Unbilled Accounts Receivable" shall mean the accumulated work in progress costs which have been recognized as cost of sales that are not yet able to be billed to the customer under the contract items.

          "Eligible Work-in-Process" shall mean, on any date, the Inventory Value of Work-In-Process of the Borrower and the Guarantors on such date that constitutes work-in-process as shown on the Borrower's or Guarantors' perpetual inventory records or equivalent reporting in accordance with their current and historical classification of work-in-process.

          "Finished Goods" shall mean completed goods and components to be sold by the Borrower and the Guarantors in the normal course of business.

          "Fixed Overhead and Depreciation" shall mean indirect manufacturing costs and depreciation as classified by the Borrower and the Guarantors in accordance with their current and historical accounting practices.

          "General Reserve" shall mean the amount of Inventory Value of damaged, defective, obsolete or otherwise not-saleable Inventory as of the end of each fiscal month.

          "Intellectual Property Component" shall mean a valuation for the intangible value of intellectual property of the Borrower and the Guarantors as determined by the Agent in its sole discretion.

          "Inventory"  shall  mean  all  Raw  Materials,   Work-in-Process,  and
          Finished Goods held by the Borrower and Guarantors in the normal course of business.

          "Inventory  Value"  shall mean a dollar  amount equal to the lesser of
          (i) the standard cost (exclusive of favorable or unfavorable variances) of Inventory determined on a basis consistent with GAAP and with the Borrower's and the Guarantors' current and historical accounting practice or (ii) the market value of such Inventory.

          "Joy" shall mean Joy Technologies Inc., a Delaware corporation, doing business as Joy Mining Machinery.

          "M&E Component" shall mean the orderly liquidation value of machinery and equipment as determined by an appraisal company as selected by the Agent.

          "Net Cash Proceeds" shall mean, in respect of any sale of assets of Beloit or any of its consolidated Subsidiaries (other than in the ordinary course of business), the proceeds of such sale after the payment of or reservation for expenses that are directly related to (or the need for which arises as a result of) the transaction of sale, including, but not limited to, related severance costs, taxes payable, brokerage commissions, professional expenses, other similar costs that are directly related to the sale and the amount secured by valid and perfected Liens, if any, on such assets.

          "Off Invoice" shall mean amounts deducted by the Borrower or any Guarantor at the time of invoice generation and therefore are not included in Accounts.

          "P&H" shall mean Harnischfeger Corporation, a Delaware corporation, doing business as P&H Mining Equipment.

          "Raw Materials" shall mean any raw materials or supplies used or consumed in the manufacture, packing or shipping of goods to be sold by the Borrower and the Guarantors in the normal course of business.

          "Special Dating Accounts" shall mean Accounts with payment terms that exceed thirty (30) days from invoice date.

          "Third Amendment" shall mean the Third Amendment, dated as of June 16, 2000 to this Agreement.

          "Third Amendment Effective Date" shall have the meaning set forth in paragraph 43 of the Third Amendment.

          "Tranche A Maturity Date" shall mean June 7, 2001.

          "Tranche A Revolving  Loans" shall have the meaning given such term in
          Section 2.01(a).

          "Tranche B Maturity Date" shall mean December 31, 2000 or, if earlier, the date on which Beloit receives the proceeds of the sale of the promissory note heretofore delivered to Beloit by APP (as defined in Section 4.02(h)).

          "Tranche B Revolving  Loans" shall have the meaning given such term in
          Section 2.01(b).

          "Work-in-Process" shall mean goods to be sold by the Borrower and the Guarantors in the normal couse of business, which are currently in the process of being manufactured.

     3. Section 1.01 of the Credit Agreement is hereby amended by deleting the following definitions in their entirety: "Maturity Date"; "Prepayment Date" "Required Tranche C Banks"; "Term Loans"; "Total Tranche C Commitment"; "Tranche C Bank"; "Tranche C Commitment"; "Tranche C Letter of Credit"; "Tranche C Letter of Credit Outstandings"; and "Unused Total Tranche C Commitment".

     4. From and after the Third Amendment Effective Date, the Credit Agreement shall be amended such that all references in the Credit Agreement to the defined terms deleted pursuant to paragraph 3 above shall be deleted in their entirety.

     5. The definition of the term "Agreement" set forth in Section 1.01 of the Credit Agreement is hereby amended in its entirety to read as follows:

          "Agreement" shall mean this Revolving Credit and Guaranty Agreement, as the same may from time to time be further amended, modified or supplemented.

     6. The definition of the term "Capital  Expenditures"  set forth in Section
1.01 of the Credit Agreement is hereby amended by deleting the words "and including" appearing in the first parenthetical phrase thereof, and inserting in lieu thereof the words "but excluding from the calculation thereof".

     7. The definition of the term "EBITDA" set forth in Section 1.01 is hereby amended (i) by inserting immediately following the words "Borrower and its Subsidiaries" appearing in the second line thereof the parenthetical clause "(other than Beloit and its Subsidiaries)", (ii) by deleting the words "which in accordance with GAAP is excluded from operating income" appearing in clause "(viii)" thereof and (iii) by inserting immediately following the words "the Borrower's consolidated statement of income" appearing in clause "(xi)" thereof the parenthetical "(excluding the results of Beloit and its Subsidiaries)".

     8. The definition of the term "Letter of Credit" set forth in Section 1.01 of the Credit Agreement is hereby amended (i) by deleting the amount "$110,000,000" appearing in subclause (ii)(x)(A) thereof and inserting in lieu thereof the words "(when aggregated with loans and investments permitted by Section 6.10(iv)(y)) $100,000,000" and (ii) by deleting the amount "$40,000,000"
appearing in subclause (ii)(x)(B) thereof and inserting in lieu thereof the amount "$100,000,000".

     9. The definition of the term "Loans" set forth in Section 1.01 of the Credit Agreement is hereby amended in its entirety to read as follows:

          "Loans" shall mean the Tranche A Revolving Loans and the Tranche B Revolving Loans.

     10. The definition of the term "Termination Date" set forth in Section 1.01 of the Credit Agreement is hereby amended in its entirety to read as follows:

          "Termination Date" shall mean the earliest to occur of (i) the Tranche A Maturity Date (in the case of the Total Tranche A Commitment), (ii) the Tranche B Maturity Date (in the case of the Total Tranche B Commitment), (iii) the Consummation Date and (iv) the acceleration of the Loans and the termination of the Total Commitment in accordance with the terms hereof.

     11. The definition of the term "Tranche A Commitment"  set forth in Section
1.01 of the Credit Agreement is hereby amended by inserting the words "Tranche A" immediately preceding the words "Revolving Loans" appearing therein.

     12. The definition of the term "Tranche B Commitment"  set forth in Section
1.01 of the Credit  Agreement  is hereby  amended by deleting  the words "a Term
Loan" appearing therein and inserting in lieu thereof the words "Tranche B Revolving Loans".

     13. The definition of the term "Total Exposure" set forth in Section 1.01 of the Credit Agreement is hereby amended in its entirety to read as follows:

          "Total Exposure" shall mean, at any time, the sum of (i) the Total Tranche A Commitments and (ii) the Total Tranche B Commitments at such time.

     14. The  definition of the term "Total  Tranche B Commitment"  set forth in
Section 1.01 of the Credit Agreement is hereby amended in its entirety as follows:

          "Total Tranche B Commitment" shall mean, at any time, the sum of the Tranche B Commitments at such time.

     15. The definition of the term "Unused Total Tranche A Commitment" set forth in Section 1.01 of the Credit Agreement is hereby amended in its entirety to read as follows:

          "Unused Total Tranche A Commitment" shall mean, at any time, (i) the Total Tranche A Commitment less (ii) the sum of (x) the aggregate outstanding principal amount of all Tranche A Revolving Loans and (y) the aggregate Tranche A Letter of Credit Outstandings.

     16. The definition of the term "Unused Total Tranche B Commitment" set forth in Section 1.01 of the Credit Agreement is hereby amended in its entirety to read as follows:

          "Unused Total Tranche B Commitment" shall mean, at any time, the Total Tranche B Commitment less the aggregate outstanding principal amount of all Tranche B Revolving Loans.

     17. Section 2.01 of the Credit Agreement is hereby amended in its entirety to read as follows:

          "SECTION 2.01. Commitments of the Banks; Borrowing Base.

               (1) Each Tranche A Bank severally and not jointly with the other Tranche A Banks agrees, upon the terms and subject to the conditions herein set forth, to make revolving credit loans (each a "Tranche A Revolving Loan" and collectively, the "Tranche A Revolving Loans") to the Borrower at any time and from time to time during the period commencing on the date hereof and ending on the Termination Date (or the earlier date of termination of the Total Tranche A Commitment) in an aggregate principal amount not to exceed, when added to such Tranche A Bank's Tranche A Commitment Percentage of the then aggregate Tranche A Letter of Credit Outstandings, the Tranche A Commitment of such Tranche A Bank, which Revolving Loans may be repaid and reborrowed in accordance with the provisions of this Agreement. At no time shall the sum of the then outstanding aggregate principal amount of the Tranche A Revolving Loans plus the then aggregate Tranche A Letter of Credit Outstandings exceed the lesser of (i) the Total Tranche A Commitment of $250,000,000 as the same may be reduced from time to time pursuant to Section 2.09 and (ii) the Borrowing Base.

               (2) Each Tranche B Bank severally and not jointly with the other Tranche B Banks agrees, upon the terms and subject to the conditions herein set forth, to make revolving credit loans (each a "Tranche B Revolving Loan" and collectively, the "Tranche B Revolving Loans") to the Borrower at any time and from time to time during the period commencing on the date hereof and ending on the Termination Date (or the earlier date of termination of the Total Tranche B Commitment) in an aggregate principal amount not to exceed the Tranche B Commitment of such Tranche B Bank, which Revolving Loans may be repaid and reborrowed in accordance with the provisions of this Agreement. At no time shall the sum of the then outstanding aggregate principal amount of the Tranche B Revolving Loans exceed the lesser of (i) the Total Tranche B Commitment of $100,000,000 as the same may be reduced from time to time pursuant to Section 2.09 and (ii) the Borrowing Base.

               (3) Each Borrowing shall be made by the applicable Banks pro rata in accordance with their respective Commitments; provided, however, that the failure of any Bank to make any Loan shall not in itself relieve the other Banks of their obligations to lend.

               (4) At no time shall the sum of the then outstanding aggregate principal amount of the Loans plus the then aggregate Letter of Credit Outstandings exceed the lesser of (i) Total Commitment of $350,000,000, as the same may be reduced from time to time pursuant to
          Section 2.09 and (ii) the Borrowing Base.

               (5) Notwithstanding any other provision of this Agreement to the contrary, the aggregate principal amount of all outstanding Loans plus the then aggregate Letter of Credit Outstandings shall not at any time exceed the Borrowing Base and no Loan shall be made or Letter of Credit issued in violation of the foregoing."

     18. Section 2.02 of the Credit Agreement is hereby amended in its entirety to read as follows:

          "SECTION 2.02. Letters of Credit.


               (1) Upon the terms and subject to the conditions herein set forth, the Borrower may request a Fronting Bank, at any time and from time to time after the date hereof and prior to the Termination Date, to issue, and, subject to the terms and conditions contained herein, such Fronting Bank shall issue, for the account of the Borrower or a Guarantor one or more Tranche A Letters of Credit, provided that no Tranche A Letter of Credit shall be issued if after giving effect to such issuance (i) the aggregate Tranche A Letter of Credit Outstandings shall exceed $210,000,000 (consisting of a sublimit of (x) $20,000,000 for import documentary letters of credit and (y) $190,000,000 for standby letters of credit) or (ii) the aggregate Tranche A Letter of Credit Outstandings, when added to the aggregate outstanding principal amount of the Tranche A Revolving Loans, would exceed the Total Tranche A Commitment and, provided further that no Tranche A Letter of Credit shall be issued if the Fronting Bank shall have received notice from the Agent or the Required Tranche A Banks that the conditions to such issuance have not been met.

               (2) No Letter of Credit shall expire later than (i) 60 days after the Tranche A Maturity Date in the case of standby Letters of Credit issued in connection with performance and bid requirements and (ii) in the case of all other Letters of Credit, the earlier of (x) one year from the date of the issuance thereof and (y) 60 days after the Tranche A Maturity Date, provided that if any Letter of Credit shall be outstanding on the Termination Date, the Borrower shall, at or prior to the Termination Date, except as the Agent and the Fronting Bank may otherwise agree in writing, (A) cause all Letters of Credit which expire after the Termination Date to be returned to the Fronting Bank undrawn and marked "cancelled" or (B) if the Borrower is unable to do so in whole or in part, either (I) provide a "back-to-back" letter of credit to one or more Fronting Banks in a form satisfactory to such Fronting Bank and the Agent (in their sole discretion), issued by a bank satisfactory to such Fronting Bank and the Agent (in their sole discretion), in an amount equal to 105% of the then undrawn stated amount of all outstanding Letters of Credit issued by such Fronting Banks and/or (II) deposit cash in the Letter of Credit Account in an amount equal to 105% of the then undrawn stated amount of all Letter of Credit Outstandings as collateral security for the Borrower's reimbursement obligations in connection therewith, such cash to be remitted to the Borrower upon the expiration, cancellation or other termination or satisfaction of such reimbursement obligations.

               (3) The Borrower shall pay to each Fronting Bank, in addition to such other fees and charges as are specifically provided for in
          Section 2.20 hereof, such fees and charges in connection with the issuance and processing of the Letters of Credit issued by such Fronting Bank as are customarily imposed by such Fronting Bank from time to time in connection with letter of credit transactions.

               (4) Drafts drawn under each Tranche A Letter of Credit shall be reimbursed by the Borrower in Dollars not later than the first Business Day following the date of draw and shall bear interest from the date of draw until the first Business Day following the date of draw at a rate per annum equal to the Alternate Base Rate plus 1-3/4% and thereafter until reimbursed in full at a rate per annum equal to the Alternate Base Rate plus 3-3/4% (computed on the basis of the actual number of days elapsed over any year of 360 days). The Borrower shall effect such reimbursement (x) if such draw occurs prior to the Termination Date (or the earlier date of termination of the Total Tranche A Commitment), in cash or through a Borrowing of Revolving Loans without the satisfaction of the conditions precedent set forth in Section 4.02 or (y) if such draw occurs on or after the Termination Date (or the earlier date of termination of the Total Tranche A Commitment), in cash.

               (5) Immediately upon the issuance of any Tranche A Letter of Credit by any Fronting Bank, such Fronting Bank shall be deemed to have sold to each Tranche A Bank other than such Fronting Bank and each such other Tranche A Bank shall be deemed unconditionally and irrevocably to have purchased from such Fronting Bank, without recourse or warranty, an undivided interest and participation, to the extent of such Tranche A Bank's Commitment Percentage, in such Tranche A Letter of Credit, each drawing thereunder and the obligations of the Borrower and the Guarantors under this Agreement with respect thereto. Upon any change in the Tranche A Commitments pursuant to Section 10.03, it is hereby agreed that with respect to all Tranche A Letter of Credit Outstandings, there shall be an automatic adjustment to the participations hereby created to reflect the new Commitment Percentages of the assigning and assignee Tranche A Banks. Any action taken or omitted by a Fronting Bank under or in connection with a Tranche A Letter of Credit, if taken or omitted in the absence of gross negligence or willful misconduct, shall not create for such Fronting Bank any resulting liability to any other Tranche A Bank.

               (6) In the event that a Fronting Bank makes any payment under any Letter of Credit and the Borrower shall not have reimbursed such amount in full to such Fronting Bank on the first Business Day following the date of draw, the Fronting Bank shall promptly notify the Agent, which shall promptly notify each Bank (as applicable) thereof, and each Bank (as applicable) shall promptly and unconditionally pay to the Agent for the account of the Fronting Bank the amount of such Bank's Commitment Percentage of such unreimbursed payment in Dollars and in same day funds. If the Fronting Bank so notifies the Agent, and the Agent so notifies the applicable Banks prior to 11:00 a.m. (New York City time) on any Business Day, such Banks shall make available to the Fronting Bank such Bank's Commitment Percentage of the amount of such payment on such Business Day in same day funds. If and to the extent such Bank shall not have so made its Commitment Percentage of the amount of such payment available to the Fronting Bank, such Bank agrees to pay to such Fronting Bank, forthwith on demand such amount, together with interest thereon, for each day from such date until the date such amount is paid to the Agent for the account of such Fronting Bank at the Federal Funds Effective Rate. The failure of any Bank (as applicable) to make available to the Fronting Bank its Commitment Percentage of any payment under any Letter of Credit (as applicable) shall not relieve any other Bank (as applicable) of its obligation hereunder to make available to the Fronting Bank its Commitment Percentage of any payment under any such Letter of Credit on the date required, as specified above, but no Bank shall be responsible for the failure of any other Bank to make available to such Fronting Bank such other Bank's Commitment Percentage of any such payment. Whenever a Fronting Bank receives a payment of a reimbursement obligation as to which it has received any payments from the Banks pursuant to this paragraph, such Fronting Bank shall pay to each Bank which has paid its Commitment Percentage thereof, in Dollars and in same day funds, an amount equal to such Bank's applicable Commitment Percentage thereof.

     19. Section 2.05(b) of the Credit Agreement is hereby amended (i) by inserting the words "or Tranche B Bank (as applicable)" immediately following the words "Tranche A Bank" each time the same appears therein and (ii) by inserting the words "or Tranche B Banks (as applicable)" immediately following the words "Tranche A Banks" each time the same appears therein.

     20. Section 2.05(c) of the Credit Agreement is hereby deleted in its entirety.

     21. Section 2.09 of the Credit Agreement is hereby amended by deleting the words "Tranche C" appearing in the first sentence thereof and inserting in lieu thereof the words "Tranche B".

     22. Section 2.12 of the Credit Agreement is hereby amended in its entirety to read as follows:

          "SECTION 2.12 Commitment Termination; Cash Collateral.


               (1) If at any time the aggregate principal amount of the outstanding Loans plus the aggregate Letter of Credit Outstandings exceeds the lesser of (x) the Total Commitment and (y) the Borrowing Base, the Borrower will within three Business Days (i) prepay the Loans in an amount necessary to cause the aggregate principal amount of the outstanding Loans plus the aggregate Letter of Credit
          Outstandings to be equal to or less than the Total Commitment and/or the Borrowing Base, as the case may be, and (ii) if, after giving effect to the prepayment in full of the Loans, the aggregate Letter of Credit Outstandings in excess of the amount of cash held in the Letter of Credit Account exceeds the Total Commitment and/or the Borrowing Base, as the case may be, deposit into the Letter of Credit Account an amount equal to 105% of the amount by which the aggregate Letter of Credit Outstandings in excess of the amount of cash held in the Letter of Credit Account so exceeds the Total Commitment or Borrowing Base, as the case may be.

               (2) Upon the  Termination  Date,  the Total  Commitment  shall be terminated in full and the Borrower shall pay the Loans and unreimbursed draws under Letters of Credit in full and, except as the Agent may otherwise agree in writing, if any Letter of Credit remains outstanding, deposit into the Letter of Credit Account an amount equal to 105% of the amount by which the sum of the aggregate Letter of Credit Outstandings exceeds the amount of cash held in the Letter of Credit Account, such cash to be remitted to the Borrower upon the expiration, cancellation, satisfaction or other termination of such reimbursement obligations, or otherwise comply with Section 2.02(c)."

     23. Section 2.13(d) of the Credit Agreement is hereby amended in its entirety to read as follows:

               "(d) Any partial prepayment of the Loans by the Borrower pursuant to Section 2.13 shall be applied first to Tranche B Revolving Loans and second to Tranche A Revolving Loans, and in each case as to ABR Loans or Eurodollar Loans as specified by the Borrower or, in the absence of such specification, as determined by the Agent, provided that in each case no Eurodollar Loans shall be prepaid pursuant to
          Section 2.13 to the extent that such Loan has an Interest Period ending after the required date of prepayment unless and until all outstanding ABR Loans and Eurodollar Loans with Interest Periods ending on such date have been repaid in full."

     24. Section 2.13(e) of the Credit Agreement is hereby deleted in its entirety.

     25. Section 4.02 of the Credit Agreement is hereby amended by inserting the following new subsections "(g)" and "(h)" at the end thereof:

               "(g) Borrowing Base Certificate. The Agent shall have received the timely delivery of the most recent Borrowing Base Certificate required pursuant to Section 5.10.

               (h) Beloit Credit Support. The obligation of the Banks to make Loans hereunder and the obligation of the Fronting Bank to issue Letters of Credit hereunder, the proceeds of which are used to fund the operations of Beloit through intercompany loans and advances or through the issuance of Letters of Credit for Beloit's benefit shall be (i) limited to an aggregate principal amount not in excess of the sum of (x) the Beloit Intercompany Loan plus (y) $23,000,000 plus (z) an amount not in excess of $17,000,000 in respect of Letters of Credit issued for Beloit's benefit, provided that no further loans and advances to Beloit may be made from the proceeds of Loans or issuance of Letters of Credit following the Tranche B Maturity Date and (ii) subject to maintaining cumulative Beloit EBITDA for the period commencing on May 1, 2000 through the Tranche B Maturity Date that reflects an EBITDA loss of no more than $50,000,000 for such period. Notwithstanding anything to the contrary set forth in the "proviso" appearing at the end of clause (i) of the preceding sentence, loans and advances to Beloit may continue to be made from the proceeds of Loans or issuance of Letters of Credit following the Tranche B Maturity Date if (1) the promissory note heretofore delivered by Asia Pulp & Paper Co. Ltd. ("APP") to Beloit in partial settlement of Beloit's claims against APP has not been sold by Beloit prior to the Tranche B Maturity Date (but no further loans and advances to Beloit may be made from the proceeds of Loans or issuance of Letters of Credit following the date on which such promissory note of APP has been sold by Beloit), (2) the limitation on the aggregate principal amount that may be made available to Beloit that is set forth in clause (i) of the preceding sentence shall be reduced to $25,000,000 in the aggregate (inclusive of intercompany loans and advances and Letters of Credit), and (3) the condition with respect to Beloit's cumulative EBITDA loss that is set forth in clause (ii) of the preceding sentence continues to be satisfied."

     26. Article 5 of the Credit Agreement is hereby amended by inserting the following new Sections 5.10 and 5.11 at the end thereof:

               SECTION 5.10 Borrowing Base Certificate. Furnish to the Agent as soon as available and in any event within fifteen (15) Business Days following the immediately preceding fiscal month end a Borrowing Base Certificate showing the Borrowing Base as of the close of business on the last day of such fiscal month, and (iii) if requested by the Agent at any other time when the Agent reasonably believes that the then existing Borrowing Base Certificate is materially inaccurate, as soon as reasonably available but in no event later than five (5) Business Days after such request, a Borrowing Base Certificate showing the
          Borrowing Base as of the date of the Borrowing Base Certificate containing such material inaccuracy, in each case with supporting documentation (including, without limitation, the documentation described on Schedule 1 to Exhibit E), and (iv) such other supporting documentation and additional reports with respect to the Borrowing Base as the Agent shall reasonably request.

               SECTION 5.11 Collateral Monitoring and Review. At any time upon the request of the Agent or the Required Banks through the Agent, permit the Agent or professionals (including consultants, accountants and appraisers) retained by the Agent or its professionals to conduct evaluations and appraisals of (i) the Borrower's practices in the computation of the Borrowing Base and (ii) the assets included in the Borrowing Base, and pay the reasonable fees and expenses in connection therewith (including, without limitation, the reasonable and customary fees and expenses of FTI/Policano & Manzo). In connection with any collateral monitoring or review and appraisal relating to the computation of the Borrowing Base, the Borrower shall make such adjustments to the Borrowing Base as the Agent shall reasonably require based upon the terms of this Agreement and results of such collateral monitoring, review or appraisal."

     27. Section 6.01 of the Credit Agreement is hereby amended by deleting clause (vi) thereof in its entirety and inserting in lieu thereof the following:

          "(vi) Liens on the assets of Foreign Subsidiaries granted to secure Indebtedness for borrowed money of such Foreign Subsidiaries in existence on the Filing Date, and in an aggregate amount not in excess of $200,000,000 of such Indebtedness;"

     28. Section 6.03 of the Credit Agreement is hereby amended (i) by deleting clause (iv) thereof in its entirety and by inserting in lieu thereof the following:

          "(iv) Capitalized Leases in an amount not to exceed $5,000,000 in the aggregate"

and (ii) by inserting the following parenthetical phase immediately following the words "by the Borrower or any Guarantor to Foreign Subsidiaries" appearing in clause (viii) thereof:

          "(other than to foreign consolidated Subsidiaries of Beloit)"

     29. Section 6.04 of the Credit Agreement is hereby amended by deleting the table set forth therein in its entirety and inserting in lieu thereof the following table:

          "Fiscal Quarter Ending                 Maximum Capital Expenditures

           July 31, 2000                               $ 10,100,000
           October 31, 2000                            $ 10,300,000
           January 31, 2001                            $  6,600,000
           April 30, 2001                              $  6,700,000
           Thereafter through Tranche A

                Maturity Date                          $  2,700,000"

     30. Section 6.05 of the Credit Agreement is hereby amended in its entirety to read as follows:

          "SECTION 6.05 EBITDA. (a) Permit cumulative EBITDA for each period commencing on June 1, 2000 and ending on the last day of each fiscal month listed below to be less than the amount specified opposite such fiscal month:

                Fiscal Month                          EBITDA

                June, 2000                         $ 4,000,000
                July, 2000                         $ 7,500,000
                August, 2000                       $13,000,000
                September, 2000                    $20,000,000
                October, 2000                      $30,000,000
                November, 2000                     $36,000,000
                December, 2000                     $43,000,000
                January, 2001                      $52,500,000
                February, 2001                     $61,000,000
                March, 2001                        $70,000,000
                April, 2001                        $79,000,000
                May, 2001                          $90,500,000

          (b) Permit EBITDA to be negative for any month commencing with June 2000."

     31. Section 6.06 of the Credit Agreement is hereby amended by inserting the words "or other obligation" immediately following the word "Indebtedness" in the second place the word "Indebtedness" appears in clause (i) thereof.

     32. Section 6.10 of the Credit Agreement is hereby amended in its entirety to read as follows:

          "SECTION 6.10 Investments, Loans and Advances. Purchase, hold or acquire any capital stock, evidences of indebtedness or other securities of, make or permit to exist any loans or advances to, or make or permit to exist any investment in, any other Person (all of the foregoing, "Investments"), except for (i) ownership by the Borrower or the Guarantors of the capital stock of each of the
          Subsidiaries  listed on Schedule  3.05,  (ii)  Permitted  Investments,
          (iii) advances and loans among the Borrower and the Guarantors (other than to and among Beloit and its consolidated Subsidiaries) in the ordinary course and consistent with past practice, (iv) advances and loans by the Borrower or the Guarantors to Foreign Subsidiaries (excluding advances and loans to any Foreign Subsidiaries that are consolidated Subsidiaries of Beloit) the terms of which advances and loans comply with Section 6.03(viii), provided that the aggregate amount of such advances and loans made from and after the Third Amendment Effective Date shall not exceed in the aggregate (x) $75,000,000 in the case of advances and loans the source of which were borrowed under this Agreement to finance the working capital requirements of such Foreign Subsidiaries or (y) $100,000,000 in the case of advances and loans the source of which were borrowed under this Agreement that are used to repay the Indebtedness of such Foreign Subsidiaries (when aggregated with Letter of Credit Outstandings of Letters of Credit issued for the benefit of such Foreign Subsidiaries and described in clause (ii)(x)(A) of the definition of "Letter of Credit"), (v) Investments, advances and loans among Foreign Subsidiaries and (vi) advances and loans by the Borrower (or any Guarantor other than Beloit and its consolidated Subsidiaries) to Beloit and its consolidated Subsidiaries in an aggregate amount not in excess of an amount equal to the sum of the Beloit Intercompany Loan plus $23,000,000 plus an amount not in excess of $17,000,000 in respect of Letters of Credit issued for Beloit's benefit (whenever issued), provided that the sum of advances and loans that are permitted by clauses (iv)(x) and (y) of the first sentence of this
          Section 6.10 plus the Letter of Credit Outstandings of Letters of Credit issued for the benefit of Foreign Subsidiaries and described in clauses (ii)(x)(A) and (B) of the definition of the term "Letter of Credit" shall not exceed $150,000,000 in the aggregate. Nothing herein shall preclude the Borrower or any Subsidiary from forming additional Foreign Subsidiaries so long as the effect of such transaction is not to change the direct or indirect ownership or control of any assets that are presently directly or indirectly owned or controlled by the Foreign Subsidiaries whose ownership interests are pledged to the Banks hereunder.

     33. Section 6.11 of the Credit Agreement is hereby amended by inserting the following words immediately preceding the amount "$10,000,000" appearing in clause (ii) thereof:

          "$250,000 for each such sale or (in the case of assets having a fair market value in excess of $250,000)"

     34. Clause (i) of Section 7.01 of the Credit Agreement is hereby amended by inserting the parenthetical phrase "(other than the Amending Order)" immediately following the words "modifying either of the Orders" appearing at the end thereof.

     35. Section 7.01 of the Credit Agreement is hereby further amended by inserting the word "or" at the end of clause (q) thereof and by inserting the following new clause (r) immediately following clause (q):

          "(r) the Borrower shall fail to deliver a certified Borrowing Base Certificate when due and such default shall continue unremedied for more than three (3) Business Days;"

     36. Section 10.03(b) of the Credit Agreement is hereby amended by deleting clauses "(i)" and "(ii)" thereof in their entirety and inserting in lieu thereof the following:

          "(i) the Agent and the Fronting Bank must give their respective prior written consent, which consent will not be unreasonably withheld, (ii) the aggregate amount of the respective Commitments and/or related Loans or Letters of Credit of the assigning Bank subject to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Agent) shall, unless otherwise agreed to in writing by the Borrower and the Agent, in no event be less than $5,000,000 or the remaining portion of such Bank's Commitment and/or related Loans or Letters of Credit that is being assigned, if less"

     37. Section 10.10(a) of the Credit Agreement is hereby amended by inserting the following words immediately following the words "or release any Guarantor" appearing in clause (B) at the end of the first sentence thereof:

          ", or amend any of the advance rates set forth in the definition of the term "Borrowing Base"

     38. Section 10.10(b) of the Credit Agreement is hereby amended by deleting the parenthetical phrases "(or unreimbursed Tranche C Letters of Credit)" and "(or the funding of each unreimbursed Tranche C Letter of Credit)" each time the same appears therein.

     39. Annex A to the Credit Agreement is hereby replaced in its entirety by Annex A hereto.

     40. Annex B to the Credit Agreement is hereby replaced in its entirety by Annex B hereto.

     41. Annex C to the Credit Agreement is hereby deleted in its entirety.

     42. The Credit Agreement is hereby amended by annexing, as Exhibit E thereto, Exhibit E hereto.

     43. From and after the Third Amendment Effective Date, the title of the Credit Agreement shall be amended to, and shall thereafter be referred to as, the "Revolving Credit and Guaranty Agreement."

     44. This Amendment shall not become effective until the date (the "Third Amendment Effective Date") on which (i) this Amendment shall have been executed by the Borrower, the Guarantors, the Banks and the Agent, and the Agent shall have received evidence satisfactory to it of such execution, (ii) the Borrower shall have paid to the Agent, for the respective account of the Tranche A Banks, an amendment fee in an aggregate amount equal to $2,187,500, (iii) the Borrower shall have paid to the Agent, for the respective account of the Tranche B Banks, an amendment fee in an aggregate amount equal to $375,000 and (iv) the Bankruptcy Court shall have entered an order satisfactory in form and substance to the Agent (the "Amending Order") authorizing the terms of this Amendment (including the payment of the fees provided for in clauses (ii) and (iii) above).

     45. The Borrower and the Guarantors hereby jointly and severally represent and warrant that, as of the Third Amendment Effective Date, there exists no Event of Default and that the representations and warranties contained in
Section 3 of the Credit Agreement (after giving effect to this Amendment) are true and correct in all material respects on and as of the date hereof.

     46. Except to the extent hereby amended, the Credit Agreement and each of the Loan Documents remain in full force and effect and are hereby ratified and affirmed.

     47. The Borrower agrees that its obligations set forth in Section 10.05 of the Credit Agreement shall extend to the preparation, execution and delivery of this Amendment, including the reasonable fees and disbursements of special counsel to the Agent.

     48. This Amendment shall be limited precisely as written and shall not be deemed (a) to be a consent granted pursuant to, or a waiver or modification of, any other term or condition of the Credit Agreement or any of the instruments or agreements referred to therein or (b) to prejudice any right or rights which the Agent or the Banks may now have or have in the future under or in connection with the Credit Agreement or any of the instruments or agreements referred to therein. Whenever the Credit Agreement is referred to in the Credit Agreement or any of the instruments, agreements or other documents or papers executed or delivered in connection therewith, such reference shall be deemed to mean the Credit Agreement as modified by this Amendment.

     49. This Amendment may be executed in any number of counterparts and by the different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

     50. This Amendment shall be governed by, and construed in accordance with, the laws of the State of New York.

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the day and the year first above written.

                                   BORROWER:

                                   HARNISCHFEGER INDUSTRIES, INC.

                                   By:  _________________________
                                   Title:

                                   GUARANTORS:

                                   AMERICAN ALLOY COMPANY
                                   AMERICAN LONGWALL FACE CONVEYORS, INC.
                                   AMERICAN LONGWALL, INC.
                                   AMERICAN LONGWALL REBUILD, INC.
                                   AMERICAN LONGWALL ROOF SUPPORTS, INC.
                                   BELOIT CORPORATION
                                   BELOIT PULPING GROUP, INC.
                                   BENEFIT, INC.
                                   FIELD REPAIR  SERVICES LLC
                                   FITCHBURG CORPORATION
                                   HARNISCHFEGER CORPORATION
                                   HARNISCHFEGER   WORLD SERVICES CORPORATION
                                   THE HORSBURGH & SCOTT COMPANY
                                   JOY TECHNOLOGIES INC.
                                   OPTICAL ALIGNMENT SYSTEMS AND INSPECTION
                                       SERVICES, INC.
                                   PRINCETON PAPER COMPANY, LLC
                                   RCHH, INC.
                                   SOUTH SHORE CORPORATION
                                   SOUTH SHORE DEVELOPMENT LLC
                                   AMERICAN LONGWALL MEXICO, INC.
                                   BELOIT INTERNATIONAL SERVICES, INC.
                                   BELOIT IRON WORKS, INC.
                                   DOBSON MANAGEMENT SERVICES, INC.
                                   GULLICK DOBSON, INC.
                                   HARNISCHFEGER CREDIT CORPORATION
                                   HARNISCHFEGER OVERSEAS, INC.
                                   JOY INTERNATIONAL SALES CORPORATION, INC.
                                   MINING SERVICES, INC.
                                   MIP PRODUCTS, INC.
                                   PEAC, INC.
                                   PMAC, INC.
                                   RADER RESOURCE RECOVERY, INC.
                                   RYL, LLC
                                   SMK COMPANY


                                   By:______________________________
                                   Title:

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


                                   By:______________________________
                                   Title:


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


                                   By:_______________________________
                                   Title:

                                   BELOIT HOLDINGS, INC.

                                   By:_______________________________
                                   Title:

                                   JOY ENVIRONMENTAL TECHNOLOGIES, INC.

                                   By:________________________________
                                   Title:

                                   PEOC, INC.

                                   By:________________________________
                                   Title:

                                   AGENT:

                                   THE CHASE MANHATTAN BANK,

                                        Individually as a Tranche A Bank,
                                        Tranche B Bank and  Tranche C
                                        Bank and as Agent


                                   By:_________________________________
                                   Title:

                                   270 Park Avenue
                                   New York, New York 10017

Exhibit 4(b)

                          FOURTH AMENDMENT TO REVOLVING

                          CREDIT AND GUARANTY AGREEMENT

         FOURTH AMENDMENT, dated as of August 3, 2000 (the "Amendment"), to the REVOLVING CREDIT AND GUARANTY AGREEMENT, dated as of June 7, 1999, among HARNISCHFEGER INDUSTRIES, INC., a Delaware corporation (the "Borrower"), a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Guarantors named therein (the "Guarantors"), THE CHASE MANHATTAN BANK, a New York banking corporation ("Chase"), each of the other financial institutions party thereto (together with Chase, the "Banks") and THE CHASE MANHATTAN BANK, as Agent for the Banks (in such capacity, the "Agent"):

                              W I T N E S S E T H:

         WHEREAS, the Borrower, the Guarantors, the Banks and the Agent are parties to that certain Revolving Credit, Term Loan and Guaranty Agreement, dated as of June 7, 1999, as amended by that certain First Amendment to Revolving Credit, Term Loan and Guaranty Agreement, dated as of July 8, 1999, that certain Second Amendment to Revolving Credit, Term Loan and Guaranty Agreement, dated as of July 8, 1999 and that certain Third Amendment to Revolving Credit, Term Loan and Guaranty Agreement, dated as of June 16, 2000 (as the same may be further amended, modified or supplemented from time to time, the "Credit Agreement"); and

         WHEREAS, Section 10.03(b) of the Credit Agreement provides that each Bank may assign to one or more Eligible Assignees all or a portion of its interests, rights and obligations under the Credit Agreement (including, without limitation, all or a portion of its Commitment and the same portion of the related Loans at the time owing to it) by executing and delivering with such Eligible Assignee an Assignment and Acceptance in substantially the form of Exhibit D to the Credit Agreement (a copy of which is annexed hereto as Schedule
I); and

         WHEREAS, Chase wishes to assign to each of the financial institutions (other than Chase) that is named on Annex A and Annex B hereto (such financial institutions other than Chase, collectively the "New Banks"), and each of the New Banks wishes to assume, a pro rata portion of Chase's interests, rights and obligations under the Credit Agreement; and

         WHEREAS, the Borrower, the Guarantors, Chase, the New Banks and the Agent have determined that the execution and delivery of this Amendment to effectuate a reallocation of the Total Commitment among Chase and the New Banks will be more expeditious and administratively efficient than the execution and delivery of a separate Assignment and Acceptance between Chase and each of the New Banks; and

         WHEREAS, upon the occurrence of the Effective Date (as hereinafter defined) of this Amendment, each of the New Banks shall become a party to the Credit Agreement as a Bank and shall have the rights and obligations of a Bank thereunder, the respective Commitment of Chase and each of the New Banks under the Credit Agreement shall be in the amount set forth opposite its name on Annex A and Annex B hereto, as the same may be reduced from time to time pursuant to
Section 2.09 of the Credit Agreement;

         NOW, THEREFORE, the parties hereto hereby agree as follows:

     1. As used herein, all terms that are defined in the Credit Agreement shall have the same meanings herein.

     2. Annex A to the Credit Agreement is hereby replaced in its entirety by Annex A hereto.

     3. Annex B to the Credit Agreement is hereby replaced in its entirety by Annex B hereto.

     4. The signature pages of the Credit Agreement are hereby amended to conform to the signature pages hereto.

     5. By its execution and delivery hereof, Chase shall be deemed to have made each of the statements set forth in clauses (i) and (ii) of paragraph 2 of the Assignment and Acceptance as if such statements were fully set forth herein at length.

     6. By its execution and delivery hereof, each of the New Banks shall be deemed to have made each of the statements set forth in clauses (i), (ii),
(iii), (iv) and (v) of paragraph 3 of the Assignment and Acceptance as if such statements were fully set forth herein at length.

     7. On the Effective Date, (i) each New Bank will pay to the Agent (for the account of Chase) such amount as represents such New Bank's pro rata portion of the aggregate principal amount of the Loans, if any, that are outstanding on the Effective Date and such New Bank's pro rata portion of the aggregate amount of the then unreimbursed drafts, if any, that were theretofore drawn under Letters of Credit, and (ii) the Agent shall pay to each of the New Banks such fees as have been previously agreed to between the Agent and such New Bank. Promptly following the occurrence of the Effective Date, and in accordance with Section 10.03(e) of the Credit Agreement, the Agent shall record in the Register the names and addresses of each New Bank and the principal amount equal to such Bank's Commitment reflected on Annex A and Annex B hereto.

     8. By its execution and delivery hereof, each of the New Banks (i) agrees that any interest, Commitment Fees and Letter of Credit Fees (pursuant to Sections 2.07, 2.19 and 2.20 of the Credit Agreement) that accrued prior to the Effective Date shall not be payable to such New Bank and authorizes and directs the Agent to deduct such amounts from any interest, Commitment Fees or Letter of Credit Fees paid after the date hereof and to pay such amounts to Chase (it being understood that interest, Commitment Fees and Letter of Credit Fees respecting the Commitment of Chase and each New Bank which accrue on or after the Effective Date shall be payable to such Bank in accordance with its Commitment), (ii) acknowledges that if such New Bank is organized under the laws of a jurisdiction outside of the United States, such New Bank has heretofore furnished to the Agent the forms prescribed by the Internal Revenue Service of the United States certifying as to such New Bank's exemption from United States withholding taxes with respect to any payments to be made to such New Bank under the Credit Agreement (or such other documents as are necessary to indicate that all such payments are subject to such tax at a rate reduced by an applicable tax treaty) and (iii) acknowledges that such New Bank has heretofore supplied to the Agent the information requested on the administrative questionnaire which is attached to the Assignment and Acceptance as Exhibit A.

     9. This Amendment shall not become  effective (the "Effective  Date") until
(i) the date on which this Amendment shall have been executed by the Borrower, the Guarantors, Chase, the New Banks and the Agent, and the Agent shall have received evidence satisfactory to it of such execution and (ii) the payments provided for in clauses (i) and (ii) of paragraph 7 hereof shall have been made.

     10. Except to the extent hereby amended, the Credit Agreement and each of the Loan Documents remain in full force and effect and are hereby ratified and affirmed.

     11. The Borrower agrees that its obligations set forth in Section 10.05 of the Credit Agreement shall extend to the preparation, execution and delivery of this Amendment, including the reasonable fees and disbursements of special counsel to the Agent.

     12. This Amendment shall be limited precisely as written and shall not be deemed (a) to be a consent granted pursuant to, or a waiver or modification of, any other term or condition of the Credit Agreement or any of the instruments or agreements referred to therein or (b) to prejudice any right or rights which the Agent or the Banks may now have or have in the future under or in connection with the Credit Agreement or any of the instruments or agreements referred to therein. Whenever the Credit Agreement is referred to in the Credit Agreement or any of the instruments, agreements or other documents or papers executed or delivered in connection therewith, such reference shall be deemed to mean the Credit Agreement as modified by this Amendment.

     13. This Amendment may be executed in any number of counterparts and by the different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

     14. This Amendment shall be governed by, and construed in accordance with, the laws of the State of New York.

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the day and the year first above written.

                                       BORROWER:

                                       HARNISCHFEGER INDUSTRIES, INC.

                                       By:  _________________________
                                       Title:

                                       GUARANTORS:

                                       AMERICAN ALLOY COMPANY
                                       AMERICAN LONGWALL FACE CONVEYORS, INC.
                                       AMERICAN LONGWALL, INC.
                                       AMERICAN LONGWALL REBUILD, INC.
                                       AMERICAN LONGWALL ROOF SUPPORTS, INC.
                                       BELOIT CORPORATION
                                       BELOIT PULPING GROUP, INC.
                                       BENEFIT, INC.
                                       FIELD REPAIR  SERVICES LLC
                                       FITCHBURG CORPORATION
                                       HARNISCHFEGER CORPORATION
                                       HARNISCHFEGER WORLD SERVICES CORPORATION
                                       THE HORSBURGH & SCOTT COMPANY
                                       JOY TECHNOLOGIES INC.
                                       OPTICAL ALIGNMENT SYSTEMS AND INSPECTION
                                           SERVICES, INC.
                                       PRINCETON PAPER COMPANY, LLC
                                       RCHH, INC.
                                       SOUTH SHORE CORPORATION
                                       SOUTH SHORE DEVELOPMENT LLC
                                       AMERICAN LONGWALL MEXICO, INC.
                                       BELOIT INTERNATIONAL SERVICES, INC.
                                       BELOIT IRON WORKS, INC.
                                       DOBSON MANAGEMENT SERVICES, INC.
                                       GULLICK DOBSON, INC.
                                       HARNISCHFEGER CREDIT CORPORATION
                                       HARNISCHFEGER OVERSEAS, INC.
                                       JOY INTERNATIONAL SALES CORPORATION, INC.
                                       MINING SERVICES, INC.
                                       MIP PRODUCTS, INC.
                                       PEAC, INC.
                                       PMAC, INC.
                                       RADER RESOURCE RECOVERY, INC.
                                       RYL, LLC
                                       SMK COMPANY


                                       By:____________________________________
                                       Title:

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


                                       By:____________________________________
                                       Title:


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


                                       By:___________________________________
                                       Title:

                                       BELOIT HOLDINGS, INC.

                                       By:___________________________________
                                       Title:

                                       JOY ENVIRONMENTAL TECHNOLOGIES, INC.

                                       By:___________________________________
                                       Title:

                                       PEOC, INC.

                                       By:___________________________________
                                       Title:

                                       AGENT:

                                       THE CHASE MANHATTAN BANK,

                                       Individually as a Tranche A Bank and
                                       a Tranche B Bank and as Agent


                                       By:____________________________________
                                       Title:

                                       NEW BANKS:

                                       PPM FINANCE, INC.

                                       As a Tranche A Bank and a Tranche B Bank

                                       By:_____________________________________
                                       Title:

                                       CIT GROUP/BUSINESS CREDIT, INC.

                                       As a Tranche A Bank and a Tranche B Bank

                                       By:_____________________________________
                                       Title:

                                       FOOTHILL INCOME TRUST II, L.P.

                                       As a Tranche A Bank and a Tranche B Bank

                                       By:_____________________________________
                                       Title:

                                       GE CAPITAL CORP.

                                       As a Tranche A Bank and a Tranche B Bank

                                       By:_____________________________________
                                       Title:

                                       GMAC COMMERCIAL CREDIT LLC

                                       As a Tranche A Bank and a Tranche B Bank

                                       By:_____________________________________
                                       Title:

                                       NATIONAL AUSTRALIA BANK (NEW YORK)
                                       A.C.N. 004044937

                                       As a Tranche A Bank and a Tranche B Bank

                                       By:_____________________________________
                                       Title:

                                       BANK OF SCOTLAND

                                       As a Tranche A Bank and a Tranche B Bank

                                       By:_____________________________________
                                       Title:

                                       THE PROVIDENT BANK

                                       As a Tranche A Bank and a Tranche B Bank

                                       By:_____________________________________
                                       Title:

Exhibit 11

                         HARNISCHFEGER INDUSTRIES, INC.
                        CALCULATION OF EARNINGS PER SHARE
                     (In thousands except per share amounts)

                                                        Three Months Ended                  Nine Months Ended
                                                              July 31,                          July 31,
                                                   -----------------------------       ----------------------------
                                                       2000              1999              2000             1999
                                                   ----------        -----------       ----------      ------------

     Average common shares outstanding
        Basic                                          46,816            46,516            46,684           46,267
                                                   ==========        ==========        ==========       ==========
        Diluted                                        46,816            46,516            46,684           46,267
                                                   ==========        ==========        ==========       ==========


Loss from continuing operations                     $ (17,884)        $ (362,993)       $  (41,773)     $  (358,980)

Loss from discontinued Beloit operations                --             (656,410)             --           (751,080)

                                                   -----------       -----------       ----------      ------------
        Net loss                                   $ (17,884)       $(1,019,403)       $  (41,773)    $ (1,110,060)
                                                   =========        ===========        ==========     ============

Basic Earnings (Loss) Per Share
        Loss from continuing operations            $   (0.38)       $     (7.81)       $    (0.89)    $      (7.76)
        Loss from discontinued Beloit operations         --              (14.11)              --            (16.23)
                                                   -----------       -----------       ----------      ------------
        Net loss                                   $   (0.38)       $    (21.92)       $    (0.89)    $     (23.99)
                                                   ===========      ============       ==========     ============

Diluted Earnings (Loss) Per Share
        Loss from continuing operations            $   (0.38)       $     (7.81)       $    (0.89)    $      (7.76)
        Loss from discontinued Beloit operations         --              (14.11)              --            (16.23)
                                                   -----------       -----------       ----------      ------------
        Net loss                                   $   (0.38)       $    (21.92)       $    (0.89)     $    (23.99)
                                                   ==========       ============       ==========      ============
