Form 10-K
period 2000-10-31
HARNISCHFEGER INDUSTRIES INC
filed 2001-01-16
CIK 801898

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2000.

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to ________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The  aggregate   market  value  of   Registrant's   Common  Stock  held  by
non-affiliates, as of January 9, 2001, based on a closing price of $0.085 per share, was approximately $4.1 million.

     The number of shares outstanding of Registrant's Common Stock, as of January 11, 2001, was 47,949,089.

                         HARNISCHFEGER INDUSTRIES, INC.

                    (Debtor-in-Possession as of June 7, 1999)

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K

                       For The Year Ended October 31, 2000

                                                                            Page

Part I

     Item 1.      Business.....................................................3

     Item 2.      Properties..................................................10

     Item 3.      Legal Proceedings...........................................12

     Item 4.      Submission of Matters to a Vote
                  of Security Holders.........................................14

Part II

     Item 5.      Market for Registrant's Common
                  Equity and Related Stockholder Matters......................15

     Item 6.      Selected Financial Data.....................................15

     Item 7.      Management's Discussion and Analysis
                  of Financial Condition and Results of Operations............18

     Item 7a.     Quantitative and Qualitative Disclosures
                  About Market Risk...........................................34

     Item 8.      Financial Statements and Supplementary Data.................35

     Item 9.      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure......................35

Part III

     Item 10.     Directors and Executive Officers of the
                  Registrant..................................................36

     Item 11.     Executive Compensation......................................40

     Item 12.     Security Ownership of Certain Beneficial
                  Owners and Management.......................................45

     Item 13.     Certain Relationships and Related Transactions..............46

 Part IV

     Item 14.     Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K.....................................47

     Signatures   ..........................................................F-57

                                     PART I

Item 1.  Business

General

     Harnischfeger Industries, Inc. ("Harnischfeger" or the "Company") is the direct successor to a business begun over 115 years ago which, at October 31, 2000, through its subsidiaries, manufactures and markets products classified into two business segments: surface mining equipment (P&H Mining Equipment or "P&H") and underground mining machinery (Joy Mining Machinery or "Joy"). P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. Joy is a major manufacturer of underground mining equipment for the extraction of bedded minerals and offers comprehensive service locations near major mining regions worldwide.


     This document contains forward-looking statements. When used in this document, terms such as "anticipate", "believe", "estimate", "expect", "indicate", "may be", "objective", "plan", "predict", "will be", and the like are intended to identify such statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those projected, including without limitation those described below under the heading "Cautionary Factors".

Reorganization Under Chapter 11

     On June 7, 1999, the Company and substantially all of its domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and orders for relief were entered. The Debtors include the Company's principal domestic operating subsidiaries, Joy Mining Machinery and P&H Mining Equipment. The Debtors' Chapter 11 cases are jointly administered for procedural purposes only under case number 99-2171. The Debtors also include Beloit Corporation ("Beloit"), the Company's other principal operating subsidiary at the time of the bankruptcy filing. See Note 3 - Discontinued Operations in Notes to Consolidated Financial Statements.

     On October 26, 2000, the Debtors filed their proposed disclosure statement and plan of reorganization with the Bankruptcy Court. The disclosure statement and plan of reorganization were subsequently amended and, on December 20, 2000, the Bankruptcy Court approved the amended disclosure statement. The disclosure statement sets forth certain information regarding, among other matters, significant events that occurred during the Company's Chapter 11 case and the anticipated organization, operation and financing of reorganized Harnischfeger Industries, Inc. The disclosure statement also describes the Debtors' proposed plan of reorganization, certain effects of confirmation of the plan of reorganization, certain risk factors associated with securities to be issued under the plan, and the manner in which distributions would be made to the Company's creditors under the proposed plan. In addition, the disclosure statement discusses the confirmation process and the voting procedures that holders of claims must follow for their votes to be counted. The Bankruptcy Court set January 30, 2001 as the deadline for voting on the Debtors' plan of reorganization. Debtors' plan of reorganization confirmation hearing is scheduled for March 5, 2001. If the plan is approved by creditors and the Bankruptcy Court, the Debtors anticipate emerging from bankruptcy in the spring of 2001.

     In general, the Debtors' proposed plan of reorganization provides that the existing Harnischfeger common stock would be cancelled and that the creditors of Harnischfeger would be issued new common stock in reorganized Harnischfeger. As a result, if the plan is confirmed, current shareholders of Harnischfeger would receive nothing. Most creditors of P&H and Joy would receive new five-year, 10.75% senior notes issued by reorganized Harnischfeger and guaranteed by reorganized P&H and reorganized Joy. In certain circumstances, such creditors could receive a portion of the new common stock. Creditors of Beloit and its subsidiaries would receive the proceeds of the sale of the assets of Beloit and its subsidiaries. A copy of Debtors' plan of reorganization and disclosure statement may be obtained by calling Bankruptcy Management Corporation at 1-888-909-0100. A summary of Debtors' disclosure statement prepared by counsel to the Equity Committee appointed by the Bankruptcy Court has been mailed to shareholders. The Company disagrees with the Equity Committee's position regarding valuation of the Company as set forth in the Equity Committee's summary of the Company's disclosure statement.

     Although the plan of reorganization provides for the Company's emergence from bankruptcy, there can be no assurance that the plan will be confirmed by the Bankruptcy Court or that the such plan will be consummated.


Discontinued Operation

     On October 8, 1999, the Company announced its plan to dispose of its pulp and paper machinery segment owned by Beloit and its subsidiaries (the "Beloit Segment"). See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. This segment has been classified as a discontinued operation as is more fully discussed in Note 3 - Discontinued Operations in Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K. Accordingly, Item 1 - Business and
Item 2 - Properties describe the Company's continuing businesses without the Beloit Segment.

DIP Facility

     On July 8, 1999, the Court approved a two-year, $750 million Revolving Credit, Term Loan and Guarantee Agreement underwritten by The Chase Manhattan Bank (the "DIP Facility"). In May, 2000, the Company voluntarily reduced the size of the DIP Facility to $350 million and on July 6, 2000, an Order was entered by the Bankruptcy Court approving an amendment to the DIP Facility modifying the DIP Facility to consist of a Tranche A sub-facility of $250 million and a Tranche B sub-facility of $100 million. The Tranche A sub-facility has a final maturity of June 6, 2001 (the original maturity date), and the Tranche B sub-facility matured on December 31, 2000. See Note 3 - Discontinued Operations in Notes to Consolidated Financial Statements. Additionally, as permitted by the original order authorizing the DIP Facility, on August 3, 2000 the DIP Facility was further amended to, among other things, effect the syndication of the DIP Facility among a group of nine lenders, with Chase Manhattan Bank retaining the agent role. The DIP Facility is more fully discussed in Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 10 - Borrowings and Credit Facilities in Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


Surface Mining Equipment

     P&H is the world's largest producer of electric mining shovels and, in recent years, large walking draglines and is a major provider of manufacturing, repair and support services for the surface mining industry through it's MinePro Services group. In addition, P&H is a significant producer of large diameter blasthole drills and dragline bucket products. P&H products are used in mines, quarries and earth moving operations in the digging and loading of coal, copper, gold, iron ore, oil sands, lead, zinc, bauxite, uranium, phosphate, stone, clay and other minerals and ores. P&H MinePro Services personnel are strategically located close to customers in major mining centers around the world to provide service, training, repairs, rebuilds, used equipment services, parts and enhancement kits.

     Electric mining shovels range in capacity from 13 to 80 cubic yards. Capacities for walking draglines range from 20 to 150 cubic yards. Blasthole drill models have drilling diameters ranging from 9 to 22 inches and bit load capacities from 70,000 to 150,000 pounds.

     P&H has a relationship in the electric mining shovel business with Kobe Steel, Ltd. ("Kobe") pursuant to which P&H licenses Kobe to manufacture certain electric mining shovels and related replacement parts in Japan. P&H has the exclusive right to market Kobe-manufactured mining shovels and parts outside Japan. In addition, P&H is party to an agreement with a corporate unit of the People's Republic of China licensing the manufacture and sale of two models of electric mining shovels and related components. This relationship provides P&H with an opportunity to sell component parts for shovels built in China.

Underground Mining Machinery

     Joy is a leading manufacturer of underground mining equipment. It manufactures and services mining equipment for the underground extraction of coal and other bedded materials. Joy has significant facilities in Australia, South Africa, the United Kingdom and the United States, as well as sales offices in Poland, India, Russia, and the People's Republic of China. Joy products include: continuous miners; complete longwall mining systems; longwall shearers; roof supports; armored face conveyors; shuttle cars; continuous haulage systems; battery haulers; flexible conveyor trains; and roof bolters. Joy also maintains an extensive network of service and replacement parts distribution centers to rebuild and service equipment and to sell replacement parts in support of its installed base. This network includes eight service centers in the United States and five outside of the United States, all of which are strategically located in major underground mining regions.

Certain Financial Information

     Financial information about our business segments and geographic areas of operation is contained in Note 24 - Business Segment Information in Notes to Consolidated Financial Statements included in Item 8 - Financial Statements and
 Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

International Operations

     Foreign sales of the Surface Mining Equipment segment generated approximately 61% of the segment's consolidated net sales in 2000, 65% in 1999 and 68% in 1998. Foreign sales of the Underground Mining Machinery segment approximated 35% in 2000, 43% in 1999 and 27% in 1998. See Note 24 - Business Segment Information in Notes to Consolidated Financial Statements included in
Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

Employees

     As of October 31, 2000, Harnischfeger employed approximately 7,020 people in its continuing operations, of which approximately 4,000 were employed in the United States. Approximately 1,700 of the U. S. employees are represented by local unions under collective bargaining agreements. Harnischfeger believes that it maintains generally good relationships with its employees.

Cyclicality

     P&H's business, excluding aftermarket activity, is subject to cyclical movements in the markets. The original equipment market is driven to a large extent by commodity prices. Rising commodity prices lead to the expansion of existing mines, opening of new mines or re-opening of less efficient mines. Increased mining activity requires new machinery. Although the aftermarket segment is much less cyclical, severe reductions in commodity prices result in removing operating machines from mining production and, thus, dampen demand for parts and services. Conversely, significant increases in commodity prices result in higher use of equipment and requirements for more parts and services.

     The Joy  business   has  demonstrated  cyclicality  over  the  years.  This
cyclicality is driven primarily by product life cycles, new product introductions, competitive pressures and other economic factors affecting the mining industry, such as commodity prices (particularly coal prices) and company consolidation in the coal mining industry.

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

     Joy is a leading manufacturer of underground mining equipment. Its continuous mining machinery, longwall shearers, continuous haulage equipment, roof supports and armored face conveyors compete with a number of worldwide manufacturers of such equipment. Joy's rebuild services compete with a large number of local repair shops. Joy competes with various regional suppliers in the sale of replacement parts for Joy equipment.

     Both P&H and Joy compete on the basis of providing superior productivity, reliability and service and lower overall cost to their customers. Both P&H and Joy compete with local and regional service providers in the provision of maintenance, rebuild and other services to mining equipment users.


Backlog

     Backlog by business segment for the Company's continuing operations as of October 31 was:


     In thousands                      2000           1999            1998
     -----------------------------------------------------------------------

     Surface Mining Equipment        $ 75,734       $ 93,798        $163,009
     Underground Mining Machinery     151,220        190,775         142,260
                                     --------       --------        --------
                                     $226,954       $284,573        $305,269
                                     ========       ========        ========


     The backlog figures exclude customer arrangements under long-term repair and maintenance contracts. In reports prior to fiscal 2000 it was the policy of the Company to include the estimated value of two years of such arrangements as part of its backlog.


Raw Materials

     P&H purchases raw and semi-processed steel, castings, forgings, copper and other materials from a number of suppliers. In addition, component parts, such as engines, bearings, controls, hydraulic components and a wide variety of mechanical and electrical items are purchased from approximately 1,500 suppliers. Purchases of materials and components are made on a competitive basis with no single source being dominant.

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

Research and Development

     The Company's businesses maintain strong commitments to research and development. P&H and Joy pursue technological development through the engineering of new products and systems, the improvement and enhancement of licensed technology, and synergistic acquisitions of technology by segment. Research and development expenses were $6.5 million in 2000, $11.1 million in 1999 and $18.0 million in 1998, not including application engineering.

Environmental and Health and Safety Matters

     The Company's domestic activities are regulated by federal, state and local statutes, regulations and ordinances relating to both environmental protection and worker health and safety. These laws govern current operations, require remediation of environmental impacts associated with past or current operations, and under certain circumstances provide for civil and criminal penalties and fines as well as injunctive and remedial relief. The Company's foreign operations are subject to similar requirements as established by their respective countries.

     The Company expends substantial managerial and financial resources in developing and implementing actions for continued compliance with these requirements. The Company believes that it has substantially satisfied these diverse requirements. Because these requirements are complex and, in many areas, rapidly evolving, there can be no guarantee against the possibility of sizeable additional costs for compliance in the future. However, these laws have not had, and are not presently expected to have, a material adverse effect on the Company.

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

     The Company's principal businesses involve designing, manufacturing, marketing and servicing large, complex machines. Significant periods of time are necessary to plan, design and build these machines. With respect to new machines and equipment, there are risks of customer acceptances and start-up or performance problems. Large amounts of capital are required to be devoted by the Company's customers to purchase these machines and to finance the mines that use these machines. The Company's success in obtaining and managing a relatively small number of sales opportunities, including the Company's success in securing payment for such sales and meeting the requirements of warranties and guarantees associated with such sales, can affect the Company's financial performance. In addition, many projects are located in undeveloped or developing economies where business conditions are less predictable. In recent years, up to 65% of the Company's total sales occurred outside the United States.

Other factors that could cause actual results to differ materially from those contemplated include:

o Factors relating to the Company's Chapter 11 filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees;  the  Company's  success of  disposing of Beloit's  assets;  the
     Company's success in confirming and implementing its plan of reorganization; the availability of financing and refinancing; and the Company's ability to comply with covenants in its DIP Facility and other financing facilities.

o Factors affecting customers' purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles, and production and consumption rates of coal, copper, iron, gold, oil and other ores and minerals; the cash flows of customers; the cost and availability of financing to customers and the ability of customers to obtain regulatory approval for investments in mining projects; consolidations among customers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

o Factors affecting the Company's ability to capture available sales opportunities, including: customers' perceptions of the quality and value of the Company's products and services as compared to competitors' products and services; whether the Company has successful reference installations to display to customers; customers' perceptions of the health and stability of the Company as compared to its competitors; the Company's ability to assist customers with competitive financing programs; and the availability of manufacturing capacity at the Company's factories.

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

o Factors affecting the Company's general business, such as: unforeseen patent, tax, product, environmental, employee health and benefit, or contractual liabilities; nonrecurring restructuring and other special charges; changes in accounting or tax rules or regulations; reassessments of asset valuations for such assets as receivables, inventories, fixed assets and intangible assets; and leverage and debt service.

o Factors affecting general business levels, such as: political and economic turmoil in major markets such as the United States, Canada, Europe, Asia and the Pacific Rim, South Africa, Australia and Chile; environmental and trade regulations; and the stability and ease of exchange of currencies.

Item 2.  Properties

     As of October 31, 2000, the following principal properties of the Company's continuing operations were owned, except as indicated. All of these properties are generally suitable for operations.

     Harnischfeger owns a 94,000 square foot office building in St. Francis, Wisconsin, which is used as its worldwide corporate headquarters. This facility is being sold under the auspices of the Bankruptcy Court.

 Surface Mining Equipment Locations

                                Floor Space     Land Area
             Location            (Sq. Ft.)       (Acres)                   Principal Operations
             --------           ---------       -------                   --------------------
Milwaukee, Wisconsin.......      1,067,000         46         Electric mining shovels, electric and
                                                              diesel-electric draglines and large diameter
                                                              rotary blasthole drills.

Milwaukee, Wisconsin......         180,000         13         Electrical products.

Cleveland, Ohio...........         270,000          8         Gearing manufacturing.


Cleveland, Ohio...........          70,000  (2)     2         Rebuild service center.


Elko, NV..................          30,000          5         Rebuild service center.

Gillette, Wyoming.........          60,000          6         Rebuild service center.

Mesa, Arizona.............          17,000          5         Rebuild service center.

Kilgore, Texas............          12,400          4         Rebuild service center.

Bassendean, Australia.....          72,500          5         Components and parts for mining machinery.

Mt. Thorley, Australia....          81,800         11         Components and parts for mining machinery.

Mackay, Australia.........          35,500          3         Components and parts for mining machinery.

Johannesburg, So.  Africa.          44,000  (3)     1         Rebuild service center.

Belo Horizonte, Brazil....          37,700          1         Components and parts for mining shovels.

Santiago, Chile...........           6,800          1         Rebuild service center.

Antofagasta, Chile........          21,000          1         Rebuild service center.

Calama, Chile.............           5,500          1         Rebuild service center.


Underground Mining Machinery Locations

                                Floor Space     Land Area
             Location            (Sq. Ft.)       (Acres)                   Principal Operations
             --------            ---------       -------                   --------------------

Franklin, Pennsylvania....         739,000         58         Underground mining machinery, components and parts.

Reno, Pennsylvania........         121,400         22         Components and parts for mining machinery.

Brookpark, Ohio...........          85,000          4         Components and parts for mining machinery.

Solon, Ohio...............         101,200         10.6       Components and parts for mining machinery.

Abingdon, Virginia........          63,400         22         Underground mining machinery and components.


Bluefield, Virginia.......         102,160         15
Duffield, Virginia........          90,000         11
Homer City, Pennsylvania..          79,920         10
Meadowlands, Pennsylvania.         117,899         13         Mining machinery rebuild, service and parts sales.
Mt. Vernon, Illinois......         107,130         12
Price, Utah...............          44,200          6
Wellington, Utah..........          68,000         60

McCourt Road, Australia...         101,450         33         Underground mining machinery, components and parts.

Parkhurst, Australia......          33,500         15         Rebuild service center.

Cardiff, Australia........          22,600  (1)     3         Repair service center.

Wollongong, Australia.....          27,000  (1)     4         Roof bolting equipment.

Steeledale, South Africa..         285,140         12.6       Underground mining machinery, components and parts.

Wadeville, South Africa...         184,620         28.6       Underground mining machinery assembly and service.

Hendrina, South Africa....           1,334         30.6       Underground mining machinery, components and parts.

Pinxton, England..........          76,000         10         Service and rebuild.

Wigan, England............          60,000  (4)     3         Engineering and administration.

Worcester, England........         178,000         13.5       Mining machinery, components and parts.


-------------------------
     (1) Under a lease expiring in 2001.
     (2) Under a lease expiring in 2002.
     (3) Under a lease expiring in 2005.
     (4) Under a lease expiring in 2010.


     P&H operates warehouses in Gillette, Wyoming; Cleveland, Ohio; Hibbing, Minnesota; Charleston, West Virginia; Milwaukee, Wisconsin; Mesa, Arizona; Elko, Nevada; Negaunee, Michigan; Hinton, Sparwood, and Cornwall, Canada; Mt. Thorley, Australia; Belo Horizonte, Brazil; Santiago, Iquique and Calama, Chile; Johannesburg, South Africa; and Puerto Ordaz, Venezuela. The warehouses in Hibbing, Milwaukee, Elko, Gillette, Mt. Thorley, Belo Horizonte and Johannesburg are owned; the others are leased. In addition, P&H leases sales offices throughout the United States and in principal surface mining locations in other countries.

     Joy operates warehouses in Green River, Wyoming; Pineville, West Virginia; Brookwood, Alabama; Carlsbad, New Mexico; Norton, Virginia; Lovely and Henderson, Kentucky; Cardiff, Emerald, Kurri Kurri, Moranbah and Lithgow, Australia; Hendrina and Secunda, South Africa. All warehouses are owned except for the warehouses in Lovely and Henderson, Kentucky, and Secunda, South Africa, which are leased.


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

General

     The Company is a party to litigation matters and claims that are normal in the course of its operations. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolution may affect income on a quarter-to-quarter basis, the Company believes that such matters will not have a materially adverse effect on its consolidated financial position.

Environmental

     The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that the resolution of these matters will not have a materially adverse effect on its consolidated financial position.

Contingent Liabilities

     Contingent liabilities as of the Chapter 11 filing date are subject to compromise. At October 31, 2000, the Company was contingently liable to banks, financial institutions and others for approximately $191.9 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $191.9 million, approximately $84.5 million was issued at the request of the Company on behalf of Beloit and approximately $107.4 million was issued at the request of non-Beloit Debtor entities prior to the bankruptcy filing. Included in the $191.9 million outstanding as of October 31, 2000 were $35.5 million issued under the DIP Facility (See Note 10 - Borrowings and Credit Facilities). Additionally, at October 31, 2000, there were $22.2 million of outstanding letters of credit or other guarantees issued by non-US banks for non-US subsidiaries.

     As of January 11, 2001, the Debtors had not completed their review of prepetition executory contracts to determine whether to assume or reject such contracts. Rejection of executory contracts could result in additional prepetition claims against Debtors. Accordingly, it is not possible to estimate the amount of additional prepetition claims that could arise out of the rejection of executory contracts. In the case of Beloit, the Debtors' proposed plan of reorganization provides for the rejection of virtually all of Beloit's prepetition executory contracts.

     The Company and its subsidiaries are party to litigation matters and claims that are normal in the course of their operations. Also, as a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolution may affect the results of operations on a quarter-to-quarter basis, management believes that such matters will not have a materially adverse effect on the Company's consolidated financial position. Generally, litigation against Debtors related to "claims", as defined by the Bankruptcy Code, is stayed.

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

     In fiscal 1996 and 1997, Beloit's Asian subsidiaries received orders for four fine papermaking machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600.0 million. The first two machines were substantially paid for and installed at APP facilities in Indonesia. Beloit sold approximately $44.0 million of receivables from APP on these first two machines to a financial institution. Beloit agreed to repurchase the receivables in the event APP defaulted on the receivables and the Company guaranteed this repurchase obligation. As of January 11, 2001, the Company believes APP is not in default with respect to the receivables. On October 25, 2000, the Bankruptcy Court approved a settlement with APP which resolved disputes that had arisen between Beloit's Asian subsidiaries and APP in connection with its contracts for the first two paper making machines. Under this settlement, APP and certain of its affiliates drew $17 million from two letters of credit issued on behalf of the Company and APP and certain of its affiliates agreed to pay Beloit $0.8 million.

     Disputes arose between Beloit and APP regarding the two remaining machines. On March 3, 2000, the Company announced the signing of a definitive agreement to settle the disputes and related arbitration and legal proceedings. Under the settlement, APP paid $135.0 million to Beloit on April 6, 2000 and $15.9 million the Company had deposited with a bank with respect to related letters of credit was released to the Company. The $15.9 million was classified as other assets in the Company's consolidated financial statements as of October 31, 1999. The $135.0 million was paid in the form of $25.0 million in cash and $110.0 million in a three-year note issued by an APP subsidiary and guaranteed by APP. The note is governed by an indenture and bears a fixed interest rate of 15%. On October 2, 2000, Beloit received the first interest payment of $8.3 million. Beloit retained Merrill Lynch to assist in a possible sale of the note. In view of the possible sale of the note and volatility in the applicable capital markets for the note, no value of the note has been recognized in the financial statements as of October 31, 2000. The value for the note and its effect on the financial statements will be recognized in the period that the note is sold or as amortization payments are made under the terms of the note. As part of the settlement, Beloit retained a $46.0 million down payment it received from APP for the second two papermaking machines and APP released all rights with respect to letters of credit issued for the aggregate amount of the down payment for the second two papermaking machines. Also as part of the settlement, APP acquired certain rights to take possession of components and spare parts produced or acquired by Beloit in connection with the two papermaking machines on an as is, where is basis. In addition, Beloit returned to APP certain promissory notes given to Beloit by APP. The notes were initially issued in the amount of $59.0 million and had an aggregate principal balance of $19.0 million when they were returned to APP.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the last quarter of fiscal 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Harnischfeger common stock (including the associated preferred stock purchase rights) traded on the New York Stock Exchange (NYSE) and Pacific Exchange under the symbol "HPH" until December 8, 1999. Currently, the Company's stock is traded over the counter, Bulletin Board, using the symbol "HRZIQ". At January 11, 2001, there were approximately 2,300 holders of record of Harnischfeger common stock.

     The high and low sales prices as reported on the NYSE for the period during the first quarter of fiscal 2000 that the common stock traded on the NYSE were $1.25 and $0.25, respectively. The following table sets forth the high and low sales prices as reported over the counter, Bulletin Board, for the periods during fiscal 2000 that the common stock traded over the counter, Bulletin
Board:


     Fiscal 2000
                                       High                 Low
                                   ------------      ----------------
     First Quarter                 $    1.50           $    0.13
     Second Quarter                     0.94                0.38
     Third Quarter                      0.66                0.30
     Fourth Quarter                     0.52                0.03


     The following table sets forth the high and low sales prices as reported on the NYSE for the periods indicated:


     Fiscal 1999
                                       High                Low
                                   ------------      ----------------
     First Quarter                 $    11.38        $    8.06
     Second Quarter                     11.25             5.25
     Third Quarter                      10.19             0.69
     Fourth Quarter                      2.00             1.00


     The Company last paid a dividend in the first quarter of fiscal 1999 when it paid a dividend of $0.10 per share of common stock. The Company's DIP Facility restricts the payment of dividends on the Company's existing common stock. If the Company's proposed plan of reorganization is confirmed, the existing common stock will be cancelled. The proposed indenture for the five-year, 10.75% senior notes to be issued under the Company's proposed plan of reorganization contains covenants which would restrict the declaration and payment of dividends on the new common stock to be issued by reorganized Harnischfeger.


Item 6.  Selected Financial Data

     The following table sets forth certain selected historical financial data of the Company as of October 31, on a consolidated basis. The selected consolidated financial data was derived from the Consolidated Financial Statements of the Company. Beloit has been classified as a discontinued operation as of October 31, 2000 and 1999 and, accordingly, the results of operations of prior years have been restated to reflect classifying the Beloit Segment as a discontinued operation. The balance sheet data has not been restated for 1998 and other prior years. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company appearing in Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

RESULTS OF OPERATIONS

                                                                         Years Ended October 31,
In thousands except per
share amounts                                        2000*         1999*           1998          1997           1996
-------------------------------------           ------------   ------------    -----------   ------------   -------------

Revenues
  Net sales                                      $ 1,117,955    $ 1,114,146    $ 1,212,307    $ 1,467,341    $ 1,405,936
  Other income                                         6,860          3,909          1,324         18,023          5,769
                                                 -----------    -----------    -----------    -----------    -----------

                                                   1,124,815      1,118,055      1,213,631      1,485,364      1,411,705

Cost of sales                                        853,344        922,806        916,970      1,090,947      1,035,812
Product development, selling and
  administrative expenses                            208,933        238,952        235,268        217,629        213,492
Reorganization items                                  65,388         20,304            -              -              -
Restructuring charge                                   4,518         11,997            -              -              -
Charge related to executive changes                      -           19,098            -              -              -
Strategic and financing initiatives                      -            7,716            -              -              -
                                                 -----------     ----------    -----------    -----------    -----------
Operating income (loss)                               (7,368)      (102,818)        61,393        176,788        162,401

Interest expense - net                               (23,961)       (28,865)       (70,600)       (70,259)       (60,988)
                                                 -----------     ----------    -----------    -----------    -----------

Income (loss) before (provision) benefit
  for income taxes and minority interest             (31,329)      (131,683)        (9,207)       106,529        101,413

(Provision) benefit for income taxes                   3,000       (220,448)        24,608        (36,519)       (36,898)

Minority interest                                     (1,224)          (957)        (1,035)        (2,129)        (1,547)
                                                 -----------     ----------    -----------     ----------    -----------

Income (loss) from continuing operations             (29,553)      (353,088)        14,366         67,881         62,968
Income (loss) from  discontinued operations,
   net of applicable income taxes                     66,200       (798,180)      (184,399)        70,399         51,249

Gain (loss) on disposal of discontinued
   operations, net of applicable income taxes        227,977       (529,000)       151,500            -              -

Extraordinary loss on retirement of debt,
   net of applicable income taxes                        -              -              -          (12,999)           -
                                                 -----------     ----------    -----------     ----------    -----------
Net income (loss)                                $   264,624    $(1,680,268)   $   (18,533)   $   125,281    $   114,217
                                                 ===========    ===========    ===========    ===========    ===========

Earnings (Loss) Per Share - Basic
   Income (loss) from continuing operations      $     (0.63)   $     (7.62)   $      0.31    $      1.42    $      1.34
   Income (loss) from and net gain (loss)
        on disposal of discontinued operations          6.30         (28.65)         (0.71)          1.47           1.08
   Extraordinary loss on retirement of debt              -              -              -            (0.27)           -
                                                 -----------    -----------    -----------    -----------    -----------
   Net income (loss) per common share            $      5.67    $    (36.27)   $     (0.40)   $      2.62    $      2.42
                                                 ===========    ===========    ===========    ===========    ===========

Earnings (Loss) Per Share - Diluted
   Income (loss) from continuing operations      $     (0.63)   $     (7.62)   $      0.31    $      1.41    $      1.32
   Income (loss) from and net gain (loss)
        on disposal of discontinued operations          6.30         (28.65)         (0.71)          1.45           1.08
   Extraordinary loss on retirement of debt              -              -              -            (0.27)           -
                                                 -----------    -----------    -----------    -----------    -----------

   Net income (loss) per common share            $      5.67    $    (36.27)   $     (0.40)   $      2.59    $      2.40
                                                 ===========    ===========    ===========    ===========    ===========

Average Shares Outstanding
    Basic                                             46,717         46,329         46,445         47,827         47,196
    Diluted                                           46,717         46,329         46,445         48,261         47,565

Dividends Per Common Share                       $       -      $      0.10    $      0.40    $      0.40    $      0.40

Bookings                                         $ 1,041,520    $ 1,081,838**  $ 1,198,531**  $ 1,390,161    $ 1,406,381

Backlog                                          $   226,954    $   284,573**  $   305,269**  $   358,340    $   453,480


* Beloit was classified as a discontinued operation on October 31, 1999. The results of operations of prior years have been restated accordingly.

** Amounts restated to exclude long-term repair and maintenance contracts as per Company's new policy. See Item 1 - Backlog.



OTHER FINANCIAL DATA


In thousands except per                                                 As of October 31,
share amounts                                2000*          1999*        1998            1997           1996
-------------------------               -----------    -----------    -----------    -----------    -----------

Working Capital:
    Current assets                      $   709,424    $   758,385    $ 1,463,144    $ 1,588,712    $ 1,410,250
    Current liabilities                     490,628        571,216      1,026,280      1,180,497      1,077,127
                                        -----------    -----------    -----------    -----------    -----------
     Working capital                    $   218,796    $   187,169    $   436,864    $   408,215    $   333,123
     Current ratio                              1.4            1.3            1.4            1.3            1.3
                                        ------------   -----------    -----------    -----------    -----------

Plant and Equipment
    Net properties                      $   177,413    $   210,747    $   613,581    $   657,100    $   634,045
    Capital expenditures                     32,410         26,610        133,925        126,401         76,555
    Depreciation expense                     25,802         26,613         66,769         67,156         63,342
                                        -----------    -----------    -----------    -----------    -----------

Total Assets                            $ 1,292,928    $ 1,711,813    $ 2,787,259    $ 2,924,535    $ 2,690,029
                                        -----------    -----------    -----------    -----------    ------------
Debt and Capitalized Lease
    Obligations
    Long-term obligations (1)           $    80,933    $   226,126    $ 1,001,573    $   725,193    $   662,137
   Short-term notes payable                  30,965         86,539        117,607        214,126         45,261
   Liabilities subject to compromise      1,220,675      1,193,554            -              -              -
                                        -----------    -----------    -----------    -----------    -----------
                                        $ 1,332,573    $ 1,506,219    $ 1,119,180    $   939,319    $   707,398

Minority Interest                       $     6,533    $     6,522    $    43,838    $    97,724    $    93,652
                                        -----------    -----------    -----------    -----------    -----------

Debt to Capitalization Ratio (2), (3)           -              -             61.2%          52.6%          48.0%
                                        -----------    -----------    -----------    -----------    ------------

Shareholders' Equity (Deficit)          $  (794,692)   $(1,025,151)   $   666,850    $   749,660    $   673,485
    Book value per common share (3)     $       -      $       -      $     14.52    $     15.93    $     14.15
    Common shares outstanding (4)            46,816         46,516         45,916         47,046         47,598
                                        -----------    -----------    -----------    -----------    ------------

Number of (End of Year):
    Employees                                 7,000          6,800         13,700         17,700         17,100
    Common shareholders of record             2,300          2,300          2,100          1,861          1,972


*    Items  for  the  years  ended   October  31,  2000  and  1999  exclude  the
     discontinued Beloit operation.

(1)  Includes amounts classified as current portion of long-term obligations.
(2) Total debt to the sum of total debt, minority interest and shareholders' equity (deficit).
(3) Data omitted for 2000 and 1999 due to lack of comparability with prior periods.
(4) As of end of year, excluding SECT shares.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     On June 7, 1999, the Company and substantially all of its domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and orders for relief were entered. The Debtors include the Company's principal domestic operating subsidiaries, Joy Mining Machinery and P&H Mining Equipment. The Debtors' Chapter 11 cases are jointly administered for procedural purposes only under case number 99-2171. The Debtors also include Beloit Corporation ("Beloit"), the Company's other principal operating subsidiary at the time of the bankruptcy filing. See Note 3 - Discontinued Operations in Notes to Consolidated Financial Statements. The Debtors filed their draft disclosure statement and proposed plan of reorganization and, in the case of Beloit and its Debtor subsidiaries, liquidation with the Bankruptcy Court on October 26, 2000. The plan and disclosure statement were subsequently amended and on December 20, 2000, the Bankruptcy Court approved the disclosure statement as amended and set January 30, 2001 as the deadline for creditors to vote on the plan. If the plan is approved by creditors and the Bankruptcy Court, the Debtors anticipate emerging from bankruptcy in the spring of 2001.

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

     February 29, 2000 was set by the Bankruptcy Court as the last date creditors could file proofs of claim under the Bankruptcy Code. There may be differences between the amounts recorded in the Company's financial statements and the amounts claimed by the Company's creditors. Litigation may be required to resolve such disputes. The Company's schedules are available from the Poorman-Douglas Corporation, telephone: 503-350-5954.

     The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect future results. See Note 6 - Reorganization Items in Notes to Consolidated Financial Statements.

     Although the Company currently anticipates emerging from Bankruptcy during the first half of calendar year 2001, it is not possible to predict with certainty the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors. Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) must be satisfied before shareholders can receive any distribution. Under the terms of the Company's proposed plan of reorganization, the Company's existing common stock will be cancelled and the holders of the Company's existing common stock will receive nothing for their stock. The U.S. Trustee for the District of Delaware has appointed an Official Committee of Equity Holders to represent shareholders in the proceedings before the Bankruptcy Court.

     The accompanying Consolidated Financial Statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors (other than Beloit and its Debtor subsidiaries) are unable to continue as going concerns. As a result of the Debtors' Chapter 11 filings, such matters are subject to significant uncertainty. The Debtors have filed a plan of reorganization with the Bankruptcy Court. Continuing on a going concern basis is dependent upon, among other things, acceptance of Debtors' plan of reorganization by creditors, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. Other than recording the estimated loss on the sale of the Beloit discontinued operations in fiscal 1999, the Consolidated Financial Statements do not reflect: (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority; (c) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan of reorganization; or (d) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court.

     The Company's financial statements as of October 31, 2000 have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code," issued November 19, 1990 ("SOP 90-7"). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company.

Surface Mining Equipment

     The following table sets forth certain data with respect to the surface mining equipment segment from the Consolidated Statement of Operations of the Company for the fiscal years ended October 31:

        In thousands         2000         1999         1998
       ------------------------------------------------------

       Net sales          $ 506,311   $  498,343   $  443,330
       Operating Profit      57,432       33,976       31,416
       Bookings             488,247      429,132      440,352

     Sales for the surface mining equipment segment were $506.3 million in fiscal 2000, a 2% increase from 1999 sales of $498.3 million. Capital sales increased 16% as product innovation and high levels of support for customers led to a 38% increase in sales of electric mining shovels. Aftermarket sales decreased 6% as a result of a combination of mine closures and production cutbacks. Sales in 1998 were $443.3 million and included capital sales that were 2% greater than 1999 and 12% less than 2000 and aftermarket sales that were 18% less than 1999 and 13% less than 2000.

     Operating profit was $57.4 million or 11.3% of sales in 2000, compared to operating profit of $34.0 million and 6.8% in 1999 and $31.4 million and 7.1% in 1998, respectively. The higher operating profit in 2000 as compared to 1999 was primarily due to increased machine sales and lower operating expenses. Operating profit in 1999 was greater than 1998 because of higher aftermarket sales in 1999 and the negative effect of the 1998 United Steelworkers' strike on 1998 operating profit.

     Bookings amounted to $488.2 million in 2000 compared to $429.1 million in 1999. The increase is primarily due to an increase in demand for electric mining shovels. Bookings in 1998 were $440.4 million and included capital bookings that were 22% greater than 1999. The P&H order backlog was $75.7 million at the end of 2000 compared with $93.8 million at the end of 1999 and $163.0 million at the end of 1998. These booking and backlog figures exclude customer arrangements under long-term repair and maintenance contracts. In financial reports prior to fiscal 2000 it was the policy of the Company to include two years of estimated value of such arrangements as part of its reported backlog. The total estimated value of long-term repair and maintenance arrangements with P&H customers, which extend for periods of up to thirteen years, amounted to approximately $300 million at the end of 2000.

     The Chapter 11 filing in the third quarter of 1999 impacted operating results in several ways. Supplier shipments in the latter part of 1999 were lower than expected resulting in lost sales and production inefficiencies. Collection difficulties increased in the latter part of fiscal 1999 and continued in fiscal 2000 as some customers delayed paying outstanding receivables due to their own operating difficulites and their concern about the Company's financial condition. As a result, the third quarter of 1999 reflected charges amounting to approximately $5.0 million for changes in estimates for warranty and excess and obsolete inventory accruals.


Underground Mining Machinery

     The following table sets forth certain data with respect to the underground mining machinery segment from the Consolidated Statement of Operations of the Company for the fiscal years ended October 31:

In thousands                           2000              1999             1998
--------------------------------------------------------------------------------

Net sales                           $ 611,644         $ 615,803        $ 768,977
Operating profit (loss) *              16,956           (65,893)          50,568
Bookings                              553,273           652,706          758,179


* after charges of $11,165 for prepetition lawsuit settlements in 2000, after net restructuring charges of $4,518 (See Note 8 - Restructuring Charges in Notes to Consolidated Financial Statements) and $11,997 in 2000 and 1999, respectively, and after charges against operating profit of $63,520 in 1999 for changes in estimates for allowances for doubtful accounts, warranty, and excess and obsolete inventory.

     Sales of the underground mining machinery segment in fiscal 2000 approximated fiscal 1999 levels. Higher sales of new machines in the United States substantially offset lower sales of new machines in markets outside of the U. S. The increase in new machine sales in the U. S. was attributable to increases in the sales of longwall mining related equipment. The decrease in non-U. S. new machine sales was attributable to a decrease in the sales of longwall mining related equipment. Even though the global market for the segment's, new machines did not improve significantly, market conditions stabilized from the conditions that caused the reduction in new machine sales in 1999 as compared to 1998. After market sales were flat in 2000 as compared to 1999. Increases in complete machine rebuild sales in the United States and increases in repair parts sales into China were partially offset by lower aftermarket sales in South Africa. The decrease in aftermarket sales in South Africa was due to strengthening of the U.S. dollar relative to the South African rand and the corresponding impact on the translation of South African aftermarket sales denominated in rand into U.S. dollars for financial reporting purposes.

     Net sales in 1999 were 20% lower than net sales in 1998. Shipments of new machines declined in the United States and Australia. In the U. S., excess coal stockpiles, depressed coal prices, and continuing consolidation of the underground coal mining industry led to the closure of less efficient mines. In Australia, overcapacity in the coal mining industry and depressed prices for coal led coal producers to close mines and cut costs which reduced their spending on new equipment. Aftermarket net sales in 1999 were approximately 7% lower than aftermarket net sales in 1998. This decrease was the result of lower complete machine rebuild sales in the United Kingdom and lower component repair sales in the United States. The reduction in machine rebuilds in the United Kingdom was the result of a reduction in the number of underground coal mines in operation in that market.

     Operating profit in 2000 was $17.0 million compared to an operating loss of $65.9 million in 1999. These figures reflect reductions in 2000 and 1999 for charges related to lawsuit settlements, restructuring, and changes in accounting estimates. The $11.2 million charge in fiscal 2000 for lawsuit settlements was due to the Company's desire to finalize as many outstanding contingent prepetition liabilities as possible in support of the Company's proposed plan of reorganization. Before these reductions, operating profit was $32.7 million in 2000 compared to operating profit of $9.6 million in 1999. This improvement in operating results, despite net sales being flat in 2000 compared to 1999, was the result of cost reduction programs. Spending for manufacturing overhead, selling, engineering, and administrative expenses were $23 million lower in fiscal 2000 than in fiscal 1999.

     In the 1999 fiscal year the segment reported an operating loss of $65.9 million compared to an operating profit of $50.6 million in fiscal 1998. During 1999 the segment incurred restructuring charges of $12 million associated with actions taken to reduce its cost structure in response to reductions in sales revenue from earlier periods. In addition, the segment recorded charges of $63.5 million associated with revised valuation estimates concerning accounts receivables, inventories, and warranty reserves. The remaining reduction in operating profit in 1999 as compared to 1998 was the result of the decrease in net sales partially offset by approximately $45 million of cost reductions.

     New order bookings were $100 million less in fiscal 2000 than 1999. This decrease was primarily due to continued softness in the global market for the segment's new equipment and the timing of the receipt of new orders for longwall system equipment. A slight improvement in new machine orders in the United States in fiscal 2000 was more than offset by a $75 million decrease in orders for longwall system equipment for the United Kingdom and China.

     In fiscal 1999, new order bookings were 14% lower than they were in fiscal 1998. This decrease was experienced for both new machines and aftermarket products, primarily in the United States and in the United Kingdom. In the United States, consolidations among coal producers, combined with the supply of coal exceeding demand, led to a continued soft market for underground mining equipment and services in 1999. In the United Kingdom, activity in the coal industry was at a low level as the few remaining mines were concentrating on reducing costs.

     The Chapter 11 filing in the third quarter of fiscal 1999 impacted operating results in several ways. Supplier shipments in the latter part of fiscal 1999 were lower than expected resulting in lost sales and production inefficiencies. The decision was made to discontinue several equipment models that were either not required by customers or that no longer provided sufficient margins to be attractive. Collection difficulties increased in the latter part of fiscal 1999 and continued in fiscal 2000 as some customers delayed paying outstanding receivables due to their own operating difficulties and their concerns about the Company's financial condition and continued ability to fulfill commitments.


     The third and fourth quarters of fiscal 1999 reflected the following charges against earnings:

                                                              Underground Mining
In thousands                                                      Machinery
--------------------------------------------------------------------------------
Changes in estimates:
     Allowance for doubtful accounts                                $ 5,300
     Warranty and other                                              22,000
     Excess and obsolete inventory                                   36,200
                                                                   --------
                                                                     63,500
Restructuring charges                                                11,997
                                                                   --------
                                                                   $ 75,497
                                                                   ========


     During fiscal 1999, restructuring charges of $12.0 million were recorded for rationalization of certain of Joy's original equipment manufacturing facilities and the reorganization and reduction of its operating structure on a global basis. Costs of $7.3 million were charged in the third quarter of fiscal 1999, primarily for the impairment of certain assets related to a facility rationalization. In addition, charges amounting to $4.7 million (third quarter $0.9 million; fourth quarter $3.8 million) were made for severance of approximately 240 employees.

     During fiscal 2000, additional charges amounting to $6.1 million were recorded, primarily for severance associated with facilities rationalization and to a lesser extent for severance associated with global operating structure reorganization and reduction. A prior reserve amounting to $1.6 million was reversed as it was no longer needed for facility rationalization.

     The  Company   anticipates   that  the   restructuring   reserves  will  be
substantially utilized during fiscal 2001.


Strategic and Financing Initiatives

     The Company incurred $7.7 million of charges in fiscal 1999 related to certain consulting and legal costs associated with strategic financing and business alternatives investigated prior to the Chapter 11 filing.


Reorganization Items

     Reorganization expenses are items of income, expense and loss that were realized or incurred by the Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code.

        Net reorganization expenses in fiscal 2000 and 1999 consisted of the following:

In thousands
-----------------------------------------------------------------------------------------------

                                                         Expense                Cash payment
                                                   --------------------    --------------------
                                                      2000        1999        2000        1999
                                                   --------    --------    --------    --------
Professional fees directly related to the filing   $ 39,061    $ 14,457    $ 33,644    $  2,567
Amortization of DIP financing costs                  10,602       3,125       2,563      15,000
Accrued retention plan costs                          3,603         730       2,350         -
Write-down of property to be sold                     9,000         -           -           -
Settlement of performance guarantees                  2,991         -         2,991         -
Rejected equipment leases                             1,399       2,322         -           -
Interest earned on DIP proceeds                      (1,268)       (330)     (1,268)       (330)
                                                   --------------------------------------------
                                                   $ 65,388    $ 20,304    $ 40,280    $ 17,237
                                                   ============================================

Charge Related to Executive Changes

     A charge to earnings of $19.1 million was made in fiscal 1999 in connection with certain management organizational changes that occurred during the third quarter of that year. The charge was primarily associated with supplemental retirement, restricted stock, and long-term compensation plan obligations. This charge consisted of $0.6 million paid prior to the Chapter 11 filing, adjustments of $10.0 million reducing the carrying value of the applicable plan assets and an accrued liability of $8.5 million which has been classified in the consolidated balance sheet as part of the liabilities subject to compromise.

Income Taxes

     As a result of continuing losses in fiscal 2000 and its Chapter 11 filing, the Company has continued to record valuation reserves to offset any future U.S. income tax benefits until it is more likely than not that the Company will be able to realize such benefits.

     The Company believes that realization of net operating loss and tax credit benefits in the near term is unlikely. The Company's proposed plan of reorganization would result in a significantly modified capital structure. If the plan of reorganization is approved by creditors, SOP 90-7 would require the Company to apply fresh start accounting. Under fresh start accounting, realization of net operating loss and tax credit benefits first reduces any reorganization goodwill until exhausted and thereafter is reported as additional paid in capital. Because the Company's proposed plan of reorganization also provides for certain substantial changes in the Company's ownership, if the Company's proposed plan of reorganization is confirmed, it is likely that there will be annual limitations on the amount of the federal carryforwards which the Company will be able to utilize on its income tax returns. This annual limitation is an amount equal to the value of the stock of the Company immediately before the ownership change adjusted to reflect the increase in value of the Company resulting from the cancellation of creditors' claims, multiplied by a federally mandated long-term tax exempt rate.

Discontinued Operations

Beloit Corporation

     In light of continuing losses at Beloit and following an evaluation of the prospects of reorganizing the Beloit Segment, on October 8, 1999 the Company announced its plan to dispose of the Beloit Segment. Subsequently, Beloit notified certain of its foreign subsidiaries that they could no longer expect funding of their operations to be provided by either Beloit or the Company. Certain of the notified subsidiaries filed for or were placed into receivership or other applicable forms of judicial supervision in their respective countries. On May 12, 2000 the U.S. Trustee for the District of Delaware appointed an Official Committee of Unsecured Creditors of Beloit Corporation to represent the creditors of Beloit in proceedings before the Bankruptcy Court.

     On November 7, 1999, the Bankruptcy Court approved procedures and an implementation schedule for the divestiture plan (the "Court Sales Procedures") for the Beloit Segment. Between February and August 2000, sales agreements were approved under the Court Sales Procedures with respect to the sale of substantially all of the segment's domestic operating assets. In addition, approval was received for the sale of all of Beloit's significant foreign subsidiaries (apart from those that had previously filed for or been placed into receivership or other applicable forms of judicial supervision in their respective countries). As of January 11, 2001, all approved sales of domestic assets had taken place, as had sales of the majority of Beloit's foreign subsidiaries. Beloit expects that closings on the remaining approved sales of foreign subsidiaries will occur by the middle of fiscal 2001.

     The Company classified the Beloit Segment as a discontinued operation in its consolidated financial statements as of October 31, 2000 and 1999 and has accordingly restated the Company's consolidated statements of operations for all periods presented. The Company has not restated its consolidated balance sheets or consolidated statements of cash flows for periods prior to fiscal 1999. Revenues for the Beloit Segment were $170.4 million for fiscal 2000 and $684.0 million for fiscal 1999. Income(loss) from and net gain(loss) on disposal of discontinued operations relating to the Beloit Segment was $294.2 million, ($1,327.1 million) and ($188.8 million) in 2000, 1999 and 1998, respectively.

     The income from and net gain on disposal of discontinued operations of $294.2 million recorded in the fourth quarter of fiscal 2000 consists of income from discontinued operations of $66.2 million and a gain on disposal of discontinued operations of $228.0 million. These gains are comprised of the following:

In thousands
--------------------------------------------------------------------------------

APP settlement                                                        $  62,000
Norscan settlement                                                        4,200
                                                                      ---------

Income from discontinued operations                                      66,200
                                                                      ---------

Foreign liabilities released                                            227,467
Domestic liabilities released                                             8,130
Partial release from Princeton Paper lease reserve                       15,000
Loss on domestic entities sold                                          (22,620)
                                                                      ---------

Net gain on the disposal of discontinued operations                     227,977
                                                                      ---------

Income from and net gain on disposal of discontinued operations       $ 294,177
                                                                      =========

     The elements of the income and gain are discussed below:

     The $62.0 million APP income included $33.0 million of cash receipts and the release of a $46.0 million bank guarantee offset by a $17.0 million draw upon an outstanding bank guarantee by APP. See Item 3 - Contingent Liabilities. The $4.2 million represents a cash settlement of litigation with Norscan.

     The $228.0 million gain on disposal of discontinued operations included (i) $227.5 million gain associated with the Company's release from the liabilities of foreign subsidiaries that were disposed of during fiscal 2000, (ii) $15.0 million reduction in a facility long-term lease obligation for a domestic business that was sold, (iii) settlements of obligations at less than recorded amounts, and (iv) losses in excess of established reserves related to the sale of domestic entities.

     The loss from discontinued operations of $798.2 million in fiscal 1999 included (i) allocated interest expense of approximately $30.0 million based on Beloit's portion of the consolidated debt, (ii) restructuring charges of $78.7 million in the third quarter and $3.6 million in the fourth quarter, (iii) additional estimated losses on APP contracts of $87.0 million in the second quarter and $163.5 million in the third quarter, (iv) additional expenses of $143.1 million in the third quarter reflecting the effects of changes in other accounting estimates and (v) reorganization expenses of $136.1 million in the third quarter associated with the closing of a pulp and paper mill and the related rejection of a 15-year operating lease. The Company did not record an income tax benefit with respect to the 1999 loss. See Note 12 - Income Taxes. The elements of the 1999 loss from discontinued operations are discussed below.

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

|X| The additional estimated losses on APP contracts primarily related to the Company's efforts to mitigate damages with respect to the APP matter more fully discussed below and to improve short-term liquidity. Beloit's Asian subsidiaries had sought to sell the assets associated with two papermaking machines to alternative customers. The Company recorded an $87.0 million reserve in the second quarter against the decrease in realizable value of certain paper machines for Asian customers, primarily the second two paper machines ordered by APP. The Company recorded an additional $147.7 million reserve in the third quarter to reflect the Company's determination that the foreseeable market conditions for this type of large paper machine did not support valuing these machines at greater than estimated liquidation values. The Company also recorded a $15.8 million charge in the third quarter for changes in estimates of costs associated with the first two machines sold to APP.

|X| The additional estimated losses on contracts and other expenses reflecting changes in other accounting estimates related to the Company's provisions for excess and obsolete inventory, doubtful accounts receivable, and anticipated losses on contracts. These changes in estimates were based on the Company's best estimates of costs to complete contracts, customer demand for new machines, rebuilds and services, costs of financing, material and labor costs, and overall levels of customer satisfaction with machine performance. The need for these changes in estimates arose as a result of the Chapter 11 filing and a combination of adverse factors impacting the Company during the third quarter, including reductions in product line offerings and material supply delays caused by prepetition liquidity limitations and postpetition resupply timing difficulties. The third quarter charges were originally classified in the consolidated statement of operations as follows:

             In thousands
             --------------------------------------------------

             Charged to product development,
             selling, and administrative expenses:

             Allowance for doubtful accounts           $ 35,900
                                                       --------

             Charged to cost of sales:

             Warranties and other                        32,400
             Excess and obsolete inventory               25,000
             Losses on contracts                         49,800
                                                      ---------
                                                        107,200
                                                      ---------
                                                      $ 143,100
                                                      =========


     |X| Reorganization expenses of $136.1 million related to Princeton Paper Company, LLC, ("Princeton Paper"), a subsidiary of Beloit and one of the Debtors, who had, until July 1999, operated a pulp and paper mill located in Fitchburg, Massachusetts (the "Mill"). Beloit originally became responsible for the operations of Princeton Paper and the Mill in 1997 through settlement of a dispute with the former owner of the Mill and the holders of bonds which had been issued to finance the Mill. Under that settlement, Princeton Paper committed to make lease payments under a fifteen-year operating lease of the Mill. Beloit guaranteed those obligations. On July 8, 1999, the Company obtained authority from the Bankruptcy Court for Princeton Paper to fully cease operating, and shortly thereafter the Mill was shut down. Subsequently, the Company rejected the lease and settlement agreement, pursuant to the Bankruptcy Code. The Company recorded a charge of $82.1 million relating to the decision to close Princeton Paper including a charge of $54.0 million relating to the rejection of the lease. The characterization and treatment of the lease in the bankruptcy case could affect Beloit's ultimate liability for the lease payments.

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


In thousands
----------------------------------------------------------------------------

Estimated loss on the disposal of the businesses and assets       $(472,118)
Accrued estimated operating losses and facility wind-down costs     (43,304)
Accrued postpetition letters of credit, guarantees and sureties     (12,500)
Accrued post-closing environmental costs                             (7,000)
Accrued employee termination costs                                  (12,000)
Gain on curtailment of defined benefit pension plans                 17,922
                                                                  ---------

Net estimated loss on the disposal of discontinued operations     $(529,000)
                                                                  =========


      The elements of the estimated loss on the disposal of the segment are discussed below.

|X| The estimated loss on the disposal of the Beloit businesses and assets of $472.1 million anticipated that there would be approximately $243.2 million in sales proceeds from the five sales agreements approved under the Court Sales Procedure and an additional $34.4 million in proceeds, based primarily on appraisals, from the disposition of the remaining 13 domestic and 18 international operations that will be sold or liquidated by the end of the wind-down process.

|X| The accrual for estimated operating losses and wind-down costs represented approximately $28.3 million in estimated operating losses from October 31, 1999 until the facilities are sold or operations otherwise cease and approximately $15.0 million for the wind-down costs for facilities that will be sold or liquidated.

|X| The accrual for estimated additional costs under postpetition letters of credit, guarantees and sureties of $12.5 million represents estimated additional customer contract claims as a result of the divestiture plan.

|X| The accrual for estimated employee termination costs reflected estimated severance and related benefits costs with respect to approximately 1,071 employees, the majority of whom received applicable notifications during January 2000.

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

     At October 31, 2000, Beloit was contingently liable to banks, financial institutions, and others for approximately $84.4 million for outstanding letters of credit and bank guarantees. This amount was all issued by U.S. banks for U.S. Beloit subsidiaries. Beloit also may have guaranteed performance of its equipment at levels specified in sales contracts without the requirement of a letter of credit.

     The assets and liabilities of discontinued operations are comprised of the following:

In thousands                                                           October 31
---------------------------------------------------------------------------------------
                                                                    2000         1999
                                                                 ---------    ---------
Assets:
Cash and cash equivalents                                        $   9,622    $  19,290
Accounts receivable - net                                           17,642      153,761
Inventories                                                          5,531      110,770
Other current assets                                                 6,524       18,662
Property, plant and equipment - net                                 31,396      311,424
Other non-current assets                                             1,006       39,691
Goodwill and other intangibles                                         -         96,520
Allowance for estimated loss on disposal                           (56,490)    (472,118)
                                                                 ----------   ---------

Total assets, representing estimated disposal cash proceeds      $  15,231*   $ 278,000
                                                                 =========    =========

Liabilities:
Postpetition liabilities:
   Trade accounts payable                                        $ (12,351)   $ (57,111)
   Employee compensation and benefits                              (14,420)     (14,605)
   Accrued contract losses, restructuring costs and other           (8,016)     (76,859)
   Funded debt and capitalized lease obligations                       -        (24,080)
   Operating losses and facility wind-down costs                   (10,519)     (43,304)
   Postpetition letters of credit, guarantees and sureties         (10,974)     (12,500)
   Employee termination costs                                          -        (12,000)
   Post-closing environmental costs                                 (7,677)      (7,000)
                                                                 ---------    ---------
Total postpetition liabilities                                     (63,957)    (247,459)
                                                                 ---------    ----------

Prepetition liabilities:
   Trade accounts payable                                          (89,438)    (145,955)
    Funded debt                                                     (2,471)     (14,128)
    Advance payments and progress billings                         (24,883)    (125,696)
    Accrued warranties                                             (25,000)     (34,054)
    Princeton Paper lease                                          (39,000)     (54,000)
    APP claims                                                         -        (46,000)
    Pension and other                                              (47,339)     (53,437)
    Minority interest                                              (18,023)     (21,536)
                                                                 ---------     --------
    Total prepetition liabilities                                 (246,154)    (494,806)
                                                                 ---------     --------

Total liabilities, including liabilities
subject to compromise                                            $(310,111)   $(742,265)
                                                                 =========    =========

* Total assets as of October 31, 2000 exclude a $16 million postpetition intercompany receivable from Harnischfeger Industries, Inc. and the APP
     Note.  See Note 9 -  Liabilities  Subject  to  Compromise  in the  Notes to
     Consolidated Financial Statements.



     All intercompany accounts, including Beloit intracompany accounts, have been eliminated in the Consolidated Financial Statements in accordance with generally accepted accounting principles and are not included in the numbers above. While such intercompany obligations are eliminated in the preparation of consolidated financial statements, they remain obligations on a separate legal entity basis. On September 21, 2000, the committee to represent the interests of creditors of Harnischfeger and its non-Beloit subsidiaries and the committee appointed to represent the interests of the creditors of Beloit and its subsidiaries reached agreement to settle certain intercompany and intercreditor issues. The committee settlement agreement has been incorporated into the Debtors' proposed plan of reorganization. Under the committee settlement agreement the Company and its non-Beloit subsidiaries will receive nothing on account of their prepetition intercompany claims, including the Company's $780 million claim against Beloit. Similarly, Beloit will receive nothing on account of its $9.95 million claim against P&H. The committee settlement agreement also provides for (i) a sharing of professional fees and expenses relating to the Beloit bankruptcy filing, (ii) an agreement to limit claims against officers and directors, (iii) an agreement that none of the Debtors will be substantively consolidated, (iv) an agreement that Beloit and its subsidiaries are not entitled to compensation for certain tax attributes, including tax loss carryforwards, and (v) an agreement by the Company not to require the separation or termination of two pension plans covering employees of Beloit and its subsidiaries. The committee settlement agreement contemplates that the Company's plan be effective on or before March 5, 2001.


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

o The Company, Beloit and certain of their officers and employees have been named as defendants in an action in the Bankruptcy Court in which Omega Papier Wernhausen GmbH ("Omega") is the plaintiff. This action concerns prepetition and postpetition commitments allegedly made by the Company, Beloit and the officers and employees named in the action with respect to a prepetition contract between Omega and Beloit's Austrian subsidiary under which Beloit's Austrian subsidiary agreed to supply a tissue paper making machine for Omega's factory in Wernshausen, Germany. The action makes claims of breach of guarantee, tortuous interference with business, breach of covenant of good faith, fraud in the inducement and negligent misrepresentation and seeks damages of $12 million for each of nine counts plus punitive damages of $24 million for four of the nine counts. Omega has represented to the Bankruptcy Court that it is seeking a total of $36 million in damages. As of October 31, 2000, the Company was not able to assess its ultimate liability, if any, in the matter.


Material Handling

     On March 30, 1998, the Company completed the sale of approximately 80% of the common stock of the Company's P&H material handling ("Material Handling") segment to Chartwell Investments, Inc. in a leveraged recapitalization transaction. As such, the accompanying financial statements have been reclassified to reflect Material Handling as a discontinued operation. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities of Material Handling and held one director seat in the new company until December, 2000. In addition, the Company licensed Material Handling to use the "P&H" trademark on existing Material Handling-produced products on a worldwide basis for periods specified in the agreement for a royalty fee payable over a ten year period. The material handling segment recorded revenues of $130.5 million in 1998 prior to the divestiture. Income (loss) from discontinued operations for the company for fiscal 1999 included income of $4.4 million in 1998 derived from this segment. The Company reported a $151.5 million after-tax gain on the sale of this discontinued operation in the second quarter of fiscal 1998. Proceeds consisted of $341.0 million in cash and preferred stock, originally valued at $4.8 million, with a 12.25% payment-in-kind dividend, and $7.2 million in common stock that was not reflected in the Company's balance sheet or gain calculations due to the nature of the leveraged recapitalization transaction. Material Handling subsequently issued additional shares of common stock, reducing the Company's holding to 15.6% of the outstanding common stock. In view of continuing operating losses by Material Handling, the Company reduced to zero the $5.4 million carrying value of its investment in this business during the third quarter of 1999. Material Handling filed for Chapter 11 bankruptcy protection on May 17, 2000.

     Material Handling and its affiliates have asserted more than 200 claims against the Debtors in their bankruptcy cases and Debtors have filed a similar number of claims against Material Handling in Material Handling's bankruptcy case. Most of Material Handling's claims against the Debtors are duplicative and the Company has objected to many of these claims. The liquidated claimed amount is approximately $0.5 million, although all of the claims assert additional unliquidated amounts. In addition, Material Handling has advised Debtors that it may assert additional claims for approximately $340 million based on theories that the transactions in which Material Handling was sold to Chartwell Investments, Inc. are voidable. The Company disputes the assertion of any such claims.


Liquidity and Capital Resources

Chapter 11 Proceedings

     The matters described under this caption "Liquidity and Capital Resources", to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 proceedings. Those proceedings will involve, or may result in, various restrictions on the Company's activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom the Company may conduct or seek to conduct business. In addition, the recorded amounts of: (i) the estimated cash proceeds to be realized upon the disposal of Beloit's assets to be sold or liquidated, and (ii) the estimated cash requirements to fund Beloit's remaining costs and claims, could be materially different from the actual amounts.

     Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) must be satisfied before shareholders can receive any distribution. Under the terms of the Company's proposed plan of reorganization, the Company's existing common stock will be cancelled and the holders of the Company's existing common stock will receive nothing for their stock. The U.S. Trustee for the District of Delaware has appointed an Official Committee of Equity Holders to represent the shareholders in the proceedings before the Bankruptcy Court.


Working Capital

     Working capital of continuing operations, excluding liabilities subject to compromise, as of October 31, 2000, was $218.8 million including $72.1 million of cash and cash equivalents as compared to working capital of $187.2 million including $57.5 million of cash and cash equivalents as of October 31, 1999. The increase in working capital during the 2000 fiscal year was due to decreases in accounts receivable and inventories, offset by a reduction in non-U.S. short-term borrowings, reduction in customer advance payments and progress billings and reduction in accrued liabilities associated with restructuring charges recorded in fiscal 1999.

Cash Flow from Continuing Operations

     Cash provided by continuing operations in fiscal 2000 was $36.7 million compared to cash provided by continuing operations of $10.6 million in 1999. The improvement in cash provided by operations was primarily due to improved operating results of the Company's two business segments. During fiscal 2000, $170 million was used for investments, financing activities and other transactions compared to $258 million of cash being provided by these categories in fiscal 1999. Approximately $180 million of the fiscal 2000 cash usage was associated with a net reduction in the Company borrowings. In fiscal 1999, additional borrowings by the company provided approximately $294 million.

     In connection with discontinued operations, $152 million of cash was provided in fiscal 2000 compared to a $241 million cash usage in fiscal 1999. The cash provided in fiscal 2000 was primarily associated with the sales of the assets of the discontinued operations. In total, cash increased approximately $15 million during fiscal 2000.


DIP Facility

     On July 8, 1999 the Bankruptcy Court approved a two-year, $750 million Revolving Credit, Term Loan and Guarantee Agreement underwritten by the Chase Manhattan Bank (the "DIP Facility"). In May, 2000, the Company voluntarily reduced the size of the DIP Facility to $350 million and on July 6, 2000, an order was entered by the Court approving an amendment to the DIP Facility resulting in a voluntary reduction of the DIP Facility to $350 million consisting of a Tranche A sub-facility of $250 million and a Tranche B sub-facility of $100 million. The Tranche A sub-facility has a final maturity of June 6, 2001 (the original maturity date), and the Tranche B sub-facility matured on December 31, 2000. Additionally; as permitted by the original order authorizing the DIP Facility, on August 3, 2000 the DIP Facility was further amended to, among other things, effect the syndication of the DIP Facility among a group of nine lenders, with Chase Manhattan Bank retaining the agent role.

     Proceeds from the DIP Facility may be used to fund postpetition working capital and for other general corporate purposes during the term of the DIP Facility and to pay up to $35 million of prepetition claims of critical vendors. Approximately $8.3 million of such disbursements have been made. Under the amended terms of the DIP Facility, the Company is permitted to make loans and issue letters of credit in favor of or on behalf of foreign subsidiaries for specified limited purposes, including individual limits for loans and advances of up to $75 million for working capital needs and $100 million for loans and letters of credit used for support or repayment of existing foreign credit facilities, and an aggregate limit of $150 million for all such loans and letters of credit, including any stand-by letters of credit issued to support foreign business opportunities. Beginning June 1, 2000, the amended DIP Facility imposed monthly minimum EBITDA tests and quarterly limits on capital expenditures.

     DIP Facility lenders benefit from superpriority administrative claim status as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured prepetition claims and all other administrative expenses incurred in the Chapter 11 case. Direct borrowings under the DIP Facility are priced at LIBOR + 2.75% per annum on the outstanding borrowings. Letters of credit are priced at 2.75% per annum (plus a fronting fee of 0.25% to the Agent) on the outstanding face amount of each letter of credit. In addition, the Company pays a commitment fee of 0.50% per annum on the unused amount of the DIP Facility, payable monthly in arrears. The DIP Facility matures on the earlier of the substantial consummation of a plan of reorganization or June 6, 2001.

     In proceedings filed with the Bankruptcy Court, the Company agreed with the Official Committee of Unsecured Creditors appointed by the U.S. Trustee (the "Creditors Committee") and with MFS Municipal Income Trust and MFS Series Trust III (collectively, the "MFS Funds"), holders of certain debt issued by Joy, to a number of restrictions regarding transactions with foreign subsidiaries and
Beloit:


|X| The Company agreed to give at least five days prior written notice to the Creditors Committee and to the MFS Funds of the Debtors' intention to (a) make loans or advances to, or investments in, any foreign subsidiary for working capital purposes in an aggregate amount in excess of $90 million;
     (b) make loans or advances to, or investments in, any foreign subsidiary to repay the existing indebtedness or cause letters of credit to be issued in favor of a creditor of a foreign subsidiary in an aggregate amount, cumulatively, in excess of $30 million; or (c) make postpetition loans or advances to, or investments in, Beloit or any of Beloit's subsidiaries in excess of $115 million. In September 1999, the Company notified the Creditors Committee and MFS Funds that it intended to exceed the stipulated $115 million amount. The Company subsequently agreed, with the approval of the Bankruptcy Court, to provide the Creditors Committee with weekly cash requirement forecasts for Beloit, to restrict funding of Beloit to forecasted amounts, to provide the Creditors Committee access to information about the Beloit divestiture and liquidation process, and to consult with Creditors Committee regarding the Beloit divestiture and liquidation process. All such reports and notices have been provided to the Creditors Committee as agreed.

|X| In addition, the Company agreed to give notice to the Creditors Committee and to the MFS Funds with respect to any liens created by or on a foreign subsidiary or on any of its assets to secure any indebtedness. In accordance with this requirement, the Company has provided such notice in connection with the refinancing of the credit facilities of certain foreign subsidiaries.

|X| The Company also agreed to notify the MFS Funds of any reduction in the net book value of Joy of ten percent or more from $364 million after which MFS Funds would be entitled to receive periodic financial statements for Joy. As of October 31, 1999, MFS Funds is entitled to receive periodic financial statements for Joy.

     As of January 31, 2000, the Company and the Chase Manhattan Bank entered into a Waiver and Amendment Letter which waived compliance with certain negative covenants of the DIP Facility as they related to the sale of the assets of Beloit and among other things, amended the EBITDA tests in the DIP Facility to levels that are appropriate for the Company's continuing businesses. Continuation of unfavorable business conditions or other events could require the Company to seek further modifications or waivers of certain covenants of the DIP Facility. In such event, there is no certainty that the Company would obtain such modifications or waivers to avoid default under the DIP Facility.

     The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and the sale of Beloit assets. While the Company expects that cash flows from operations and the DIP Facility will provide sufficient working capital to operate its businesses, there can be no assurances that such sources will prove to be sufficient. The Debtors are jointly and severally liable under the DIP Facility. At October 31, 2000, $30 million in direct borrowings had been drawn under the DIP Facility and are classified as a short-term obligation on the Company's Balance Sheet. Additionally, letters of credit in the face amount of $35.6 million had been issued and were outstanding under the DIP Facility as of October 31, 2000.

Market Risk

     Volatility in interest rates and foreign exchange rates can impact the Company's earnings, equity and cash flow. From time to time the Company undertakes transactions to hedge this impact. The hedge instrument is considered effective if it offsets partially or completely the negative impact on earnings, equity and cash flow due to fluctuations in interest and foreign exchange rates. In accordance with the Company's policy, the Company does not execute derivatives that are speculative or that increase the Company's risk from interest rate or foreign exchange rate fluctuations. At October 31, 2000 the Company was not party to any interest rate derivative contracts. Foreign exchange derivatives at that date were exclusively in the form of forward exchange contracts executed over the counter. The counterparties to these contracts are several commercial banks, all of which hold investment grade ratings, but there is a concentration of these contracts held with The Chase Manhattan Bank. The Company is authorized to enter into various foreign exchange contracts under authority granted by the Bankruptcy Court and as provided in the DIP Facility. Consequently, there is a concentration of these contracts held with The Chase Manhattan Bank.

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

     The fair value of the Company's forward exchange contracts at October 31, 2000 is analyzed in the following table of dollar equivalent terms:


               In thousands
               ------------------------------------------
                                         Maturing in 2001
                                       ------------------
                                        Buy          Sell
                                        ---          ----
               US Dollar               1,616        (713)
               Austrailian Dollar       (168)         -
               German Deutschemark       (19)         46
               British Pound            (666)         -


Accounting Pronouncements

     In October 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125" and it rescinds Statement No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 is not expected to have a significant effect on the Company based upon its current conformity with SFAS No. 125.

     In October 2000, the Emerging Issues Task Force ("EITF") reached a consensus in Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF Issue No. 00-10 requires companies to classify all amounts billed to a customer in a sale transaction related to shipping and handling as revenue. Initial application of EITF Issue No. 00-10 is required for financial statements for the fiscal years beginning after December 15, 1999. Reclassification of comparative financial statements for prior periods is required. The Company plans to apply EITF Issue No. 00-10 in fiscal year 2001. It is not expected to have a significant effect on the Company's financial statements.

     In December 1999, The Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue generally is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. Implementation of SAB 101 is required for fiscal years beginning after December 15, 1999. The Company plans to implement SAB 101 in fiscal year 2001. It is not expected to have a significant effect on the Company's financial statements.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued and was effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of FASB Statement No. 133". SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138) is now effective for fiscal years beginning after June 15, 2000, with early adoption permitted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is part of a hedge transaction and the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The Company plans to adopt SFAS No. 133 in fiscal 2001. Based upon the Company's current derivative and hedging activities, management believes that SFAS No. 133, will not have a significant effect on its results of operations.


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


Unaudited Quarterly Financial Data

2000 Quarterly Financial Data                                             Fiscal Quarter**                          2000
    (In thousands except per share amounts)          First          Second             Third       Fourth           Year
                                                 --------------------------------------------------------------------------

Net sales                                        $   285,287    $   282,082    $     259,712    $ 290,874    $   1,117,955
Gross profit (loss)                                   63,444         69,508           60,805       70,854          264,611
Operating income (loss)                               (5,779)         5,396           (9,852)       2,867           (7,368)
Income (loss) from continuing operations             (17,546)        (6,343)         (17,884)      12,220          (29,553)
Income (loss) from discontinued operation                -              -                -         66,200           66,200
Gain on disposal of discontinued operation               -              -                -        227,977          227,977
                                                 -----------    -----------    -------------    ---------    -------------
Net income (loss)                                $   (17,546)   $    (6,343)   $     (17,884)   $ 306,397    $     264,624
                                                 ===========    ===========    =============    =========    =============
Earnings (Loss) Per Share - Basic
      Income (loss) from continuing operations   $     (0.38)   $     (0.13)   $       (0.38)   $    0.26    $       (0.63)
      Income from and net gain on disposal
        of discontinued operation                        -              -                -           6.30             6.30
                                                 -----------    -----------    -------------    ---------    -------------
Net income (loss) per share                      $     (0.38)   $     (0.13)   $       (0.38)   $    6.56    $        5.67
                                                 ===========    ===========    =============    =========    =============
Earnings (Loss) Per Share - Diluted
      Income (loss) from continuing operations   $     (0.38)   $     (0.13)   $       (0.38)   $    0.26    $       (0.63)
      Income from and net gain on disposal
        of discontinued operation                        -              -                -           6.30             6.30
                                                 -----------    -----------    -------------    ---------    -------------
Net income (loss) per share                      $     (0.38)   $     (0.13)   $       (0.38)   $    6.56    $        5.67
                                                 ===========    ===========    =============    =========    =============


1999 Quarterly Financial Data                                             Fiscal Quarter*                          1999
    (In thousands except per share amounts)          First          Second             Third       Fourth           Year
                                                 --------------------------------------------------------------------------

Net sales                                        $   264,437    $   294,334    $     273,693    $ 281,682    $   1,114,146
Gross profit (loss)                                   63,027         71,109          (17,199)      74,403          191,340
Operating income (loss)                               10,784         16,015         (135,613)       5,996         (102,818)
Income (loss) from continuing operations                (386)         4,399         (362,993)       5,892         (353,088)
Loss from discontinued operation                     (16,013)       (78,657)        (656,410)     (47,100)        (798,180)
Loss on disposal of discontinued operation               -              -                -       (529,000)        (529,000)
                                                 -----------    -----------    -------------    ---------    -------------
Net loss                                         $   (16,399)   $   (74,258)   $  (1,019,403)   $(570,208)   $  (1,680,268)
                                                 ===========    ===========    =============    =========    =============

Earnings (Loss) Per Share - Basic
      Income (loss) from continuing operations   $     (0.01)   $      0.09    $       (7.81)   $    0.12    $       (7.62)
      Loss from and net loss on disposal
        of discontinued operation                      (0.35)         (1.69)          (14.11)      (12.38)          (28.65)
                                                 -----------    -----------    -------------    ---------    -------------
Net loss per share                               $     (0.36)   $     (1.60)   $      (21.92)   $  (12.26)   $      (36.27)
                                                 ===========    ===========    =============    =========    =============

Earnings (Loss) Per Share - Diluted
      Income (loss) from continuing operations   $     (0.01)   $      0.09    $       (7.81)   $    0.12    $       (7.62)
      Loss from and net loss on disposal
        of discontinued operation                      (0.35)         (1.69)          (14.11)      (12.38)          (28.65)
                                                 -----------    -----------    -------------    ---------    -------------
Net loss per share                               $     (0.36)   $     (1.60)   $      (21.92)   $  (12.26)   $      (36.27)
                                                 ===========    ===========    =============    =========    =============

     * See Notes to Consolidated Financial Statements for descriptions of unusual items affecting quarters.

     ** See Note 3 Discontinued Operations and Note 10 Income Taxes for unusual items affecting the fourth quarter.


Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
         Financial Disclosure.   None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

     The following table contains certain information (including principal occupation, business experience and beneficial ownership of the Company's Common Stock as of January 11, 2001) regarding the directors of the Company. All shares beneficially owned by the directors under the Directors Stock Compensation Plan are voted by the trustee of the Company's Deferred Compensation Trust as directed by the Company's Management Policy Committee.


                                                                           Director     Current      Shares
                                                                           Since          Term       Owned(1)
                                                                           --------     -------      --------

Donna M. Alvarado........Principal of Aguila International, an               1992         2000        51,257(2)
                         international business development
                         consulting firm, since 1994.  President
                         and Chief Executive Officer of Quest
                         International, a non-profit educational
                         organization, from 1989 to 1994.
                         Director, Park National Bank and
                         Birmingham Steel Corp.  Age 51.

Harry L. Davis...........Professor of Creative Management at the              1987         2000        115,114(3)
                         University of Chicago since 1994.  Professor
                         of Marketing from 1963 to 1994.  Deputy
                         Dean of the Graduate School of Business
                         at the University of Chicago from 1983 to 1993.
                         Director, Golden Rule Insurance Company and
                         Peter Martin Associates.  Age 62.

John Nils Hanson.........Chairman, President and Chief Executive Officer      1996         2000       207,894(4)
                         since 2000.  Vice Chairman from
                         1998 to 2000. President and Chief Executive
                         Officer since 1999.  President and Chief
                         Operating Officer from 1996 to 1998.  Executive
                         Vice President and Chief Operating Officer from
                         1995 to 1996.  President and Chief Executive
                         Officer of Joy Technologies Inc. from 1994 to 1995.
                         President, Chief Operating Officer and Director of
                         Joy Technologies Inc. from 1990 to 1995.
                         Director, Arrow Electronics.  Age 59.

Stephen M. Peck..........Maintains an investment office at Gilder,            1998         2000         5,000(5)
                         Gagnon, Howe & Co. since 1988.  General
                         Partner at Wilderness Partners, L.P., an
                         investment partnership, since 1989.  Director
                         of Fresenius Medical Care, OFFIT Investment
                         Funds, Banyan Strategic Realty Trust and
                         Grand Union Co.  Serves as a member of the
                         Advisory Board of the Brown Simpson Asset
                         Management.  Chairman of the Torrey Funds and
                         Chairman of Mount Sinai-NYU Health.
                         Non-employee Chairman of the Board of Grand Union
                         Company.  Age 65.

John D. Correnti.........Chairman and Chief Executive Officer,               1994         2001       42,502(3)
                         Birmingham Steel Corp., a major steel
                         producer, since 1999.  Chief Executive
                         Officer, Vice Chairman and Director of
                         Nucor Corporation, a major steel producer,
                         from 1996 to 1999.  President, Chief
                         Operating Officer and Director of Nucor
                         from 1991 to 1995.  Director of Navistar
                         International Corporation.  Age 53.

Robert B. Hoffman........Chairman of the Board of the Company                1994         2001       71,842(6)
                         from 1999 to 2000.  Vice Chairman and Chief
                         Financial Officer of Monsanto Company,
                         a diversified company in agriculture,
                         pharmaceuticals and food products, from
                         1997 to 1999.  Senior Vice President and
                         Chief Financial Officer from 1994 to 1997.
                         Director, Kemper Scudder Group of
                         Municipal Funds.  Age 64.

Jean-Pierre Labruyere....Chairman and Chief Executive since 1972             1994         2001        77,379(3)
                         of Labruyere, Eberle S.A., a financial holding
                         company based in France with global interests
                         in many business areas including food
                         distribution, laser printing, electronic
                         archiving and wine production.  Director,
                         Algeco S.A. and Martin Maurel
                         Bank - Banque de France Adviser.  Age 62.

Robert M. Gerrity........Chairman and Chief Executive Officer of             1994         2002         3,747(7)
                         Antrim Group Inc., a technology corporation,
                         since 1996.   Director and former President and
                         Chief Executive Officer of Ford New
                         Holland, now New Holland n.v., a London-
                         based agricultural and industrial equipment
                         manufacturer. Director, Libralter Engineered
                         Systems, Birmingham Steel Corp. and
                         Standard Motor Products, Inc.  Age 62.

L. Donald LaTorre........President of  L & G Management Consultants          1997         2002        101,562(8)
                         Corporation since 1997.  Retired Director of
                         Engelhard Corporation, a world-leading provider
                         of environmental technologies, specialty
                         chemical products, engineered materials
                         and related services,  since 1997.  President
                         and Chief Operating Officer from 1995 to
                         1997.  Senior Vice President and Chief
                         Operating Officer from 1990 to 1995.
                         Trustee, Bloomfield College; Chairman
                         and Director, Mercer University School
                         of Engineering Board.  Age 63.

Leonard E. Redon.........Director, Rochester Area Operations, and            1997         2002         85,150(3)
                         Vice President, Eastman Kodak Company,
                         a company engaged worldwide in developing,
                         manufacturing and marketing consumer and
                         commercial imaging products, since 1997.
                         President and Chief Executive Officer
                         of Qualex, Inc., the world's largest wholesale
                         photo processor, in 1997.  Vice President of
                         Eastman Kodak Company and President,
                         Customer Equipment Services Division of
                         Eastman Kodak, 1995 to 1997.  General
                         Manager and Vice President of
                         Government and Education Markets from
                         1994 to 1995.   Age 48.
-----------------

Notes:

(1) Beneficial ownership of these shares consists of sole voting power and sole investment power except as noted below. None of the directors beneficially owned 1% or more of the Company's Common Stock.

(2) Includes 50,757 shares beneficially owned under the Directors Stock Compensation Plan.

(3)  Shares beneficially owned under the Directors Stock Compensation Plan.

(4)  Includes 68,057 of exercisable options.

(5)  Shares held indirectly by his wife.

(6) Includes 70,842 shares beneficially owned under the Directors Stock Compensation Plan.

(7)  Includes  2,747  shares   beneficially  owned  under  the  Directors  Stock
     Compensation Plan.

(8) Includes 100,562 shares beneficially owned under the Directors Stock Compensation Plan.

Executive Officers of the Registrant

     The following table sets forth the executive officers of the Company, their ages, their offices with the Company, and the period during which they have been executive officers of the Company.

           Name                Age                Current Office and Principal Occupation              Years as Officer
           ----                ---                ---------------------------------------              ----------------

John Nils Hanson.........       59     Chairman, President and Chief Executive Officer since 2000.             5
                                       Vice Chairman from 1998 to 2000; President and Chief Executive
                                       Officer since 1999; President and Chief Operating
                                       Officer from 1996 to 1998.  Executive Vice President and Chief
                                       Operating Officer from 1995 to 1996.  President, Chief Operating
                                       Officer and Director of Joy from 1990 to 1995.  Director since 1996.



James A. Chokey..........       57     Executive Vice  President for Law and  Government  Affairs and          3
                                       General  Councel since 1997.  Senior Vice  President,  Law and
                                       Corporate  Development  of Beloit from 1996 to 1997.  Prior to joining the Company,  Mr. Chokey held similar  positions  with
                                       Cooper  Industries,  A.O. Smith  Corporation,  RTE Corporation
                                       and Joy Technologies Inc.


Robert N. Dangremond.....       57     Senior Vice  President and Chief  Restructuring  Officer since          1
                                       1999.  Principal with  turnaround  management  firm Jay Alix &
                                       Associates.

Kenneth A. Hiltz.........       48     Senior  Vice  President  and  Chief  Financial  Officer  since          1
                                       1999.  Principal with  turnaround  management  firm Jay Alix &
                                       Associates.

Dennis R. Winkleman......       50     Executive  Vice  President  Human  Resources  since 2000.  Mr.          -
                                       Winkleman held similar  positions with Midwest  Generation LLC in 2000,  Beloit  Corporation  from  1997 to 2000  and  Zenith
                                       Electronics from 1995 to 1997.

Wayne F. Hunnell.........       54     Senior  Vice  President   since  1998.   President  and  Chief          2
                                       Operating  Officer  of Joy  since  1998;  Vice  President  and controller  of Joy  from  1995 to  1998.  Vice  President  and
                                       Controller of P&H from 1993 to 1995.

Robert W. Hale...........       54     Senior  Vice  President   since  1997.   President  and  Chief          3
                                       Executive Officer of P&H since 1994.

Mark E. Readinger........       47     Senior Vice  President from 1997 to 2001. President of Beloit from      3
                                       1998 to 2001;  President and Chief Operating  Officer of Joy from 1996 to 1998;  Senior  Vice  President  of  Marketing  and  General
                                       Manager of the Joy North American Aftermarket  Operations from
                                       1994 to 1996.  Mr. Readinger resigned his positions as an officer of the Company and Beloit effective January 2, 2001.

     The business address of each of the executive officers is: 3600 South Lake Drive, St. Francis, Wisconsin 53235-3716. All executive officers are citizens of the United States of America. Officers are elected annually or until their successors are elected but may be removed at any time at the discretion of the Board of Directors. There are no family relationships between the executive officers.


Involvement in Certain Legal Proceedings.

     On June 7, 1999, the Company and substantially all of its domestic operating subsidiaries, including Beloit, Joy, and P&H, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Certain of the Company's officers are also officers or directors of other subsidiaries of the Company which filed for reorganization under Chapter 11. As such, each of the Company's executive officers has been associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years. In addition, Mr. Dangremond served as Restructuring Officer and Chief Financial Officer of Zenith Electronics Corporation and as interim Chief Executive Officer and President of Forstmann & Company when those firms filed petition under Chapter 11 of the United States Bankruptcy Code in 1999 and 1995, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the last fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to the last fiscal year, and written representations from reporting persons that no Form 5 is required, the Company is not aware that any director, officer or beneficial owner of more than 10% of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the last fiscal year.

Item 11.   Executive Compensation

Summary Compensation Table.

     The following table shows compensation awarded to, earned by or paid to the Company's Chief Executive Officer and each of the four most highly compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers at the end of fiscal 2000 for services rendered to the Company and its subsidiaries during fiscal 2000, 1999, and 1998. Two of the Company's executive officers, Mr. Dangremond and Mr. Hiltz, are employed by Jay Alix & Associates. Amounts earned by Jay Alix & Associates during fiscal 1999 are disclosed in Item 13 - Certain Relationships and Related Transactions.

===================================================================================================================================
                                                Annual Compensation                             Long-Term Compensation
                                                -----------------------------------------------------------------------------------
                                                                                              Awards          Payouts
                                                                                     ----------------------------------------------

                                                                          Other       Restricted                          All
                                                                         Annual         Stock     Securities   LTIP      Other
                Name                                         Bonus     Compensation     Awards    Underlying  Payouts    Compen-
                 and                             Salary       ($)           ($)           ($)    Options/SARs   ($)      sation
         Principal Position            Year        $                        (1)           (2)        (3)        (4)        ($)
-----------------------------------------------------------------------------------------------------------------------------------
John Nils Hanson                       2000     650,004      640,590(5)        -           -         -           -      4,902 (6)
Chairman, President and Chief          1999     545,186(7)         -     145,684 (8)       -         -           -      6,726
Executive Officer                      1998     462,900            -           -           -       12,616        -      8,550
-----------------------------------------------------------------------------------------------------------------------------------
James A. Chokey                        2000     277,400      276,187(5)        -           -         -           -      3,216 (6)
Executive Vice President               1999     254,400(7)         -      41,542 (9)       -         -           -      6,351
and General Counsel                    1998     254,400            -     136,229 (10)      -       6,004         -      6,102
-----------------------------------------------------------------------------------------------------------------------------------
Robert W. Hale                         2000     259,170      299,743(5)        -           -         -           -      1,582 (6)
Senior Vice President and              1999     235,020      177,336 (11)      -           -         -           -      3,846
President and CEO                      1998     230,850            -           -           -      9,314          -      8,550
Harnischfeger Corporation
-----------------------------------------------------------------------------------------------------------------------------------
Wayne F. Hunnell                       2000     249,625      188,465(5)        -           -        -            -      4,500 (12)
Senior Vice President and President    1999     240,500            -           -           -        -            -      3,004
and COO                                1998     221,323       57,856           -           -     1,208           -      1,440
Joy Technologies Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Dennis R. Winkleman                    2000     173,978      188,265 (5)  84,000 (14)      -       -             -        505 (6)
Executive Vice President
Human Resources   (13)
-----------------------------------------------------------------------------------------------------------------------------------


Notes


(1) Where no amount is listed, the aggregate amount of perquisites and other personal benefits received by the named executive for that year was less than the lesser of either $50,000 or 10 percent of the total of the annual salary and bonus for the executive in that year.


(2)  No restricted Common Stock is outstanding.

(3) Options granted in 1998 equal the number of shares withheld for tax purposes in connection with the distribution in 1998 of shares from the Company's Deferred Compensation Trust as a result of accounting rule changes in 1998.

(4) No Long-Term Incentive Plan payouts were made to the named executives during fiscal years 1998, 1999 and 2000.

(5) Represents bonuses earned in fiscal 2000 under the Bankruptcy Court approved EBITDA-based incentive compensation plan and payable in cash to the named executives the first week of January, 2001. Also includes $4,890 for Mr. Hanson, Mr. Chokey and Mr. Winkleman and $6,000 for Mr. Hale paid in cash at the end of December, 2000 under profit sharing feature of the incentive compensation plan.

(6) Represents group term life insurance premiums paid by the Company for the benefit of the executives.

(7) Executive compensation reported in the Company's Annual Report on Form 10-K for fiscal 1999 overstated Mr. Hanson's and Mr. Chokey's salaries by $108,334 and $42,400, respectively.

(8) Includes $121,597 related to country club expenses and initial membership fees.

(9) Represents $25,722 related to automobile expenses and $15,820 related to country club expenses.

(10) Includes $50,150 related to automobile expenses and $83,420 related to country club expenses and initial membership fees.

(11) Supplemental salary and profit sharing bonus earned by Mr. Hale in 1999, $77,530 of which was paid in fiscal 2000 and the remainder of which is payable bi-monthly through February, 2002.

(12) Represents executive life insurance premium paid by the Company on behalf of Mr. Hunnell.

(13) Information for Mr. Winkleman covers fiscal 2000, the year he became an executive officer of the Company.

(14) Bonus paid to Mr. Winkleman in 2000 in connection with the liquidation of Beloit Corporation under the Bankruptcy Court approved Key Employee Retention Plan.


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


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                        AND FY-END OPTION/SAR VALUES (1)


                         Number of Securities                 Value of Unexercised
                         Underlying Unexercised                in-the-Money Options/
                             Options/SARs at                   SARs at Fiscal Year-
                           Fiscal Year-End (#)                      End ($) (2)

       Name           Exercisable      Unexercisable      Exercisable       Unexercisable
-----------------------------------------------------------------------------------------
John Nils Hanson      75,807 (3)           --                 --                --
-----------------------------------------------------------------------------------------
James A. Chokey       12,504               --                 --                --
-----------------------------------------------------------------------------------------
Robert W. Hale        30,314               --                 --                --
-----------------------------------------------------------------------------------------
Wayne F. Hunnell       7,633               --                 --                --
-----------------------------------------------------------------------------------------
Dennis R. Winkleman      --                --                 --                --
-----------------------------------------------------------------------------------------


Notes:

(1)  No Stock Appreciation Rights (SARs) are outstanding.

(2) All outstanding options have exercise prices above the trading price of the Company's Common Stock over the counter Bulletin Board at the end of the fiscal year of $0.09.

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

     Remuneration covered by the plan includes the following amounts reported in the Summary Compensation Table: salary and bonus.

     The years of service credited for each of the executive officers named in the Summary Compensation Table are: John Nils Hanson, 13 years; Dennis R. Winkleman, 3 years; Robert W. Hale, 12 years; Wayne F. Hunnell, 22 years; James
A. Chokey, 18 years.

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

                                         Years of Service
--------------------------------------------------------------------------------
                          5        10         15       20        25        30
   Remuneration
--------------------   -------   -------   -------   -------   -------   -------
   400,000  ........    30,000    60,000    90,000   120,000   150,000   180,000
--------------------   -------   -------   -------   -------   -------   -------
   600,000  ........    45,000    90,000   135,000   180,000   225,000   270,000
--------------------   -------   -------   -------   -------   -------   -------
   800,000  ........    60,000   120,000   180,000   240,000   300,000   360,000
--------------------   -------   -------   -------   -------   -------   -------
 1,000,000  ........    75,000   150,000   225,000   300,000   375,000   450,000
--------------------   -------   -------   -------   -------   -------   -------
 1,200,000  ........    90,000   180,000   270,000   360,000   450,000   540,000
====================   =======   =======   =======   =======   =======   =======


Compensation of Directors.

     Directors who are not officers or employees of the Company receive an annual retainer fee of $22,600 and a fee of $1,250 for each Board and Board committee meeting attended. Committee chairs receive $1,500 for each committee meeting attended. Directors who are employees of the Company earn no additional remuneration for their services as directors.

     Following the resignation of then Chairman and Chief Executive Officer in May 1999, Mr. Robert B. Hoffman was elected non-employee Chairman. In June, 1999, the Human Resources Committee of the Board of Directors considered the compensation to be paid to Mr. Hoffman as a non-employee Chairman. Following recommendations from outside consultants as to compensation paid in comparable situations, it was determined that Mr. Hoffman should receive a quarterly payment of $125,000 (such amount to be periodically reviewed by the Human Resources Committee), in addition to outside director retainer and meeting fees. Mr. Hoffman served as non-employee Chairman until August 28, 2000 when Mr. Hanson was elected Chairman.

Employment   Contracts,   Termination   of  Employment   and   Change-in-Control
Arrangements.


     The Company's Key Employee Retention Plan was approved by the Bankruptcy Court in September, 1999. This plan covers approximately 142 employees, including each of the executive officers named in the Summary Compensation Table, and provides emergence bonuses and severance and change-in-control benefits. Emergence is defined as the earlier of the consummation of a plan of reorganization or the consummated sale or substantially complete liquidation of the Company or, in the case of participants who are employees of P&H, Joy or Beloit, the respective operating subsidiaries. Emergence bonus payments for executive officers named in the Summary Compensation Table would be 85% of base salary.

     Severance benefits for the executive officers named in the Summary Compensation Table under the Key Employee Retention Plan would be paid in the event of an involuntary termination, other than for cause, and would amount to two year's base salary, payable over 24 months, with mitigation after twelve months. Medical benefit continuation for up to 24 months and outplacement assistance is also provided.

     Change-in-control benefits for the executive officers named in the Summary Compensation Table under the Key Employee Retention Plan would be paid in the event of an involuntary termination of employment, other than for cause, or a voluntary termination for "good reason" during the 24-month period following a change-in-control of the Company. Benefits to the executive officers named in the Summary Compensation Table under this provision would equal the lesser of three years base salary plus target bonus or the maximum amount that would not cause the payment to be non-deductible to the Company under Section 280G of the Internal Revenue Code and would be paid in a lump sum. Consummation of the Company's proposed plan of reorganization would constitute a change-in-control under the Key Employee Retention Plan.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table lists the beneficial ownership of Common Stock as of January 11, 2001 by each of the executive officers named in the Summary
Compensation Table and the Company's executive officers and directors as a group. As of such date, no person was known to the Company to own beneficially more than 5% of its Common Stock, Beneficial ownership of these shares consists of sole voting power and sole investment power except as noted below. As of January 11, 20001, no person had filed a Schedule 13G with the Securities and Exchange Commission indicating beneficial ownership of more than 5% of the Company's Common Stock.

Name and Address                   Shares                           Percent
of Beneficial Owner                Owned                            of Class(1)
-------------------                -----                            --------


John Nils Hanson                  215,644     (2)                    0.4%

James A. Chokey                    20,422     (3)               less than 0.1%

Robert W. Hale                     41,056     (4)               less than 0.1%

Wayne F. Hunnell                   11,583     (5)               less than 0.1%

Dennis R. Winkleman                 none                               --

All executive officers
and directors
as a group (16 persons)            842,258    (6)                     1.6%


-----------------------
Notes:

(1)  Based on 47,949,089 shares of Common Stock outstanding.

(2) Includes 75,807 shares Mr. Hanson has a right to acquire upon exercise of stock options.

(3) Includes 12,504 shares Mr. Chokey has a right to acquire upon exercise of stock options.

(4) Includes 30,314 shares Mr. Hale has a right to acquire upon exercise of stock options.

(5) Includes 9,983 shares Mr. Hunnell has a right to acquire upon exercise of stock options.

(6)  Includes 128,608 shares which are subject to currently  exercisable options
     and  545,053   shares   beneficially   owned  under  the  Directors   Stock
     Compensation Plan.

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

Item 13.  Certain Relationships and Related Transactions

Transactions with Management and Others; Indebtedness of Management.

     Mr. Dangremond and Mr. Hiltz, non-employee executive officers of the Company, and several other financial professionals currently working on behalf of the Company, are principals or employees of the turnaround management-consulting firm of Jay Alix & Associates. The Company has retained Jay Alix & Associates to provide certain financial expertise to assist the Company during the pendency of its bankruptcy case. During fiscal 2000, the Company incurred fees of $7,528,889 ($1,948,926 in fiscal 1999) payable to Jay Alix & Associates. The Company expects to continue to incur fees with Jay Alix & Associates during the pendency of the Company's bankruptcy case.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(a)  The following documents are filed as part of this report:

(1)  Financial Statements:

     The response to this portion of Item 14 is submitted in a separate section of this report. See the audited Consolidated Financial Statements and Financial Statement Schedule of Harnischfeger Industries, Inc. attached hereto and listed on the index to this report.

(2)  Financial Statement Schedule:

     The response to this portion of Item 14 is submitted in a separate section of this report. See the audited Consolidated Financial Statements and Financial Statement Schedule of Harnischfeger Industries, Inc. attached hereto and listed on the index to this report.

Exhibits

 Number                           Exhibit
 ------   ----------------------------------------------------------------------

  3  (a)  Restated   Certificate  of   Incorporation   of  Harnischfeger
          Industries, Inc. (incorporated by reference to Exhibit 3(a) to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended April 30, 1997).

     (b) Bylaws of Harnischfeger Industries, Inc., as amended November 22, 1999. (incorporated by reference to Exhibit 3(b) to Report of Harnischfeger Industries, Inc. on Form 10-k for the year ended October 31, 1999, File No. 01-9299).

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

     (s) Waiver and Amendment Letter dated as of January 31, 2000 to Revolving Credit, Term Loan and Guarantee Agreement dated July 8, 1999. (incorporated by reference to Exhibit 4(s) to Report of Harnischfeger Industries, Inc. on Form 10-k for the year ended October 31, 1999, File No. 01-9299)

     (t) Third Amendment and Revolving Credit, Term Loan and Guaranty Agreement dated as of June 16, 2000. (incorporated by reference to Exhibit 4(a) Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended July 31, 2000).

     (u) Fourth Amendment to Revolving Credit and Guaranty Agreement, dated as of August 3, 2000. (incorporated by reference to Exhibit 4(b) to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended July 31, 2000).

10   (a)  Harnischfeger  Industries,  Inc. 1988 Incentive Stock Plan, as amended on March 6, 1995 (incorporated by reference to Exhibit 10(a) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1995, File No. 01-9299).*

     (b) Harnischfeger Industries, Inc. Stock Incentive Plan as amended and restated as of September 12, 1998 (incorporated by reference to Exhibit 10(b) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1998, File No. 1-9299).*

     (c) Harnischfeger Industries, Inc. Executive Incentive Plan, as amended and restated as of September 9, 1998 (incorporated by reference to Exhibit 10(c) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1998, File No. 1-9299).*

     (d) Long-Term Compensation Plan for Key Executives, as amended and restated as of December 17, 1998 (incorporated by reference to Exhibit 10(b) to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended January 31, 1999, File No. 1-9299).*

     (e) Harnischfeger Industries, Inc. Supplemental Retirement Plan, as amended and restated as of June 3, 1999. (incorporated by reference to Exhibit 10(e) to Report of Harnischfeger Industries, Inc. on Form 10-k for the year ended October 31, 1999, File No. 01-9299)

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

     (k) Harnischfeger Industries Deferred Compensation Trust as amended and restated as of October 9, 1995 (incorporated by reference to exhibit 10 to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended January 31, 1995, File No. 01-9299).*

     (l) Amendment No. 1 to Harnischfeger Industries Deferred Compensation Trust as amended and restated as of October 9, 1995 (incorporated by reference to Exhibit 10(j) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1996, File No. 01-9299).*

     (m) Termination and Release Agreement dated as of May 24, 1999 by and between Harnischfeger Industries, Inc. and Jeffery T. Grade (incorporated by reference to Exhibit 10(c) to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended April 30, 1999).*

     (n) Termination and Release Agreement dated as of May 24, 1999 by and between Harnischfeger Industries, Inc. and Francis M. Corby, Jr. (incorporated by reference to Exhibit 10(d) to Report of Harnischfeger Industries, Inc. on Form 10-Q for the quarter ended April 30, 1999).*

     (o) Form of Key Employee Retention Plan letter dated October 20, 1999 between Harnischfeger Industries, Inc. and John Nils Hanson, James A. Chokey, Robert W. Hale, Wayne F. Hunnell and Mark E. Readinger (incorporated by reference to Exhibit 10(o) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1999, File No. 01-9299)*

     (p) Employment, Consulting, Waiver and Release Agreement by and Between Harnischfeger Industries, Inc. and Mark E. Readinger dated as of November 30, 2000.*


21   Subsidiaries of the Registrant.

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

                                                           Page in This
                Item 14(a) (1):                             Form 10-K
--------------------------------------------------------------------------------

     Report of Independent Accountants                         F-2

     Consolidated Statement of Operations for the
        fiscal years ended October 31, 2000, 1999 and 1998     F-3

     Consolidated Balance Sheet at October 31, 2000 and 1999   F-4, F-5

     Consolidated Statement of Cash Flow for the fiscal
        years ended October 31, 2000, 1999 and 1998            F-6

     Consolidated Statement of Shareholders' Equity (Deficit)
        for the fiscal years ended October 31, 2000,
        1999 and 1998                                          F-7, F-8

     Notes to Consolidated Financial Statements                F-9



     The following Consolidated Financial Statement schedule of Harnischfeger Industries, Inc. and related Report of Independent Accountants is included in
Item 14(a)(2):

     Report of Independent Accountants on Financial Statement Schedule for the Years Ended October 31, 2000, 1999 and 1998.

     Schedule II. Valuation and Qualifying Accounts

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Directors and Shareholders
of Harnischfeger Industries, Inc.

In our opinion, the Consolidated Financial Statements appearing in the accompanying index present fairly, in all material respects, the financial position of Harnischfeger Industries, Inc. and its subsidiaries (the "Company") at October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 - Significant Accounting Policies in Notes to Consolidated Financial Statements, on June 7, 1999, the Company and substantially all of its domestic operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Company has formulated a Joint Plan of Reorganization and Disclosure Statement, as amended, of the Debtors that were filed with the Bankruptcy Court on October 26, 2000. Although the Company is continuing its on-going business operations as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, its ability to continue to operate as a going concern is contingent upon, among other matters, the approval by the Company's creditors of the Joint Plan of Reorganization. The approval and implementation of the Joint Plan of Reorganization could materially change the recorded amounts and classifications of assets and liabilities. Substantial losses from operations, liquidity issues, shareholder deficits, and the uncertainty of approval by the Company's creditors of the Joint Plan of Reorganization, raises substantial doubt about the Company's ability to continue as a going concern. The accompanying Consolidated Financial Statements do not include any adjustments to the carrying value of the assets or amounts of liabilities that might be necessary as a consequence of the implementation of the Joint Plan of Reorganization or any adjustments relating to the recoverability of assets or liquidation of liabilities in the ordinary course of business that might result if the Company is unable to continue as a going concern.


/S/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
January 11, 2001

Harnischfeger Industries, Inc.
(Debtor-in-Possession as of June 7, 1999)
Consolidated Statement of Operations

--------------------------------------------------------------------------------


In thousands except per share amounts                        Years Ended October 31,
------------------------------------------------------------------------------------------------
                                                        2000             1999           1998
                                                     ------------   ------------   -------------
Revenues
       Net sales                                      $ 1,117,955    $ 1,114,146   $   1,212,307
       Other income                                         6,860          3,909           1,324
                                                      -----------    -----------   -------------
                                                        1,124,815      1,118,055       1,213,631
Cost of sales                                             853,344        922,806         916,970
Product development, selling
        and administrative expenses                       208,933        238,952         235,268
Reorganization items                                       65,388         20,304            -
Restructuring charges                                       4,518         11,997            -
Charge related to executive changes                           -           19,098            -
Strategic and financing initiatives                           -            7,716            -
                                                      -----------    -----------   -------------
Operating income (loss)                                    (7,368)      (102,818)         61,393
Interest expense - net (excludes contractual
      interest expense of $ 70,531 and $31,230 for
      2000 and 1999, respectively)                        (23,961)       (28,865)       (70,600)
                                                     -----------    -----------   -------------

Loss before (provision) benefit for
       income taxes and minority interest                 (31,329)      (131,683)        (9,207)
(Provision) benefit for income taxes                        3,000       (220,448)        24,608
Minority interest                                          (1,224)          (957)        (1,035)
                                                      -----------    -----------   -------------
Income (loss) from continuing operations                  (29,553)      (353,088)        14,366
Income (loss) from discontinued operations,
  net of applicable income taxes                           66,200       (798,180)      (184,399)
Gain (loss) on disposal of discontinued operations,
  net of applicable income taxes
  of $45,000 in 1998                                      227,977       (529,000)       151,500
                                                      -----------    -----------   -------------
Net income (loss)                                     $   264,624    $(1,680,268)  $    (18,533)
                                                      ===========    ===========   =============

Basic earnings (loss) per share:
Income (loss) from continuing operations              $    (0.63)    $     (7.62)  $       0.31
Income (loss) from and net gain (loss) on
    disposal of discontinued operations                     6.30          (28.65)         (0.71)
                                                     -----------    -----------   -------------

Net income (loss) per share                           $      5.67    $    (36.27)  $      (0.40)
                                                      ===========    ===========   =============
Diluted earnings (loss) per share:
Income (loss) from continuing operations              $     (0.63)   $     (7.62)  $       0.31
Income (loss) from and net gain (loss) on
    disposal of discontinued operations                      6.30         (28.65)         (0.71)
                                                      -----------    -----------   -------------
Net income (loss) per share                           $      5.67    $    (36.27)  $      (0.40)
                                                      ===========    ===========   =============

          See accompanying notes to consolidated financial statements.


Harnischfeger Industries, Inc.
(Debtor-in-Possession as of June 7, 1999)
Consolidated Balance Sheet

-----------------------------------------------------------------------------

In thousands                                             October 31,
-----------------------------------------------------------------------------

                                                      2000            1999
                                                 -------------  -------------
Assets

Current Assets:
  Cash and cash equivalents (including cash
         equivalents of $50,411 and $48,211, in
         2000 and 1999, respectively)             $    72,123    $    57,453
  Accounts receivable, net                            177,151        202,830
  Inventories                                         410,331        447,655
  Other                                                49,819         50,447
                                                  -----------    -----------
                                                      709,424        758,385
                                                  -----------    -----------

Assets of Discontinued Beloit Operations               15,231        278,000

Property, Plant and Equipment:
    Land and improvements                              17,548         38,379
    Buildings                                         127,724        131,961
    Machinery and equipment                           258,749        274,485
                                                  -----------    -----------
                                                      404,021        444,825
    Accumulated depreciation                         (226,608)      (234,078)
                                                  -----------    -----------
                                                      177,413        210,747
                                                  -----------    -----------

Investments and Other Assets:
    Goodwill                                          320,947        358,191
    Intangible assets                                  29,831         37,693
    Other                                              40,082         68,797
                                                  -----------     ----------
                                                      390,860        464,681
                                                  -----------     ----------

                                                  $ 1,292,928    $ 1,711,813
                                                  ===========    ===========

          See accompanying notes to consolidated financial statements.

Harnischfeger Industries, Inc.
(Debtor-in-Possession as of June 7, 1999)
Consolidated Balance Sheet


--------------------------------------------------------------------------------------

In thousands                                             October 31,
--------------------------------------------------------------------------------------

                                                                2000            1999
                                                           -------------  ------------

Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
  Short-term notes payable, including current
       portion of long-term obligations                     $   108,774    $   144,568
  Trade accounts payable                                         72,491         70,012
  Employee compensation and benefits                             52,210         43,879
  Advance payments and progress billings                         11,052         45,340
  Accrued warranties                                             34,941         39,866
  Income taxes payable                                          104,869        101,832
  Accrued restructuring
      charges, and other liabilities                            106,291        125,719
                                                           ------------   ------------
                                                                490,628        571,216

Long-term Obligations                                             3,124        168,097
Other Non-current Liabilities:
  Liability for postretirement benefits                          32,331         31,990
  Accrued pension costs                                          13,738         15,465
  Other                                                           5,866          7,855
                                                           ------------   ------------
                                                                 51,935         55,310

Liabilities Subject to Compromise                             1,220,675      1,193,554

Liabilites of Discontinued Beloit Operations,
  including liabilities subject to compromise
  of $246,154 and $494,806 in 2000 and 1999,
  respectively                                                  314,725        742,265

Minority Interest                                                 6,533          6,522

Commitments and Contingencies (Note 21)                            -              -

Shareholders' Equity (Deficit):
  Common stock, $1 par value  (51,668,939 and
     51,668,939 shares issued, respectively)                     51,669         51,669
  Capital in excess of par value                                563,542        572,573
  Retained earnings (deficit)                                (1,204,314)    (1,468,938)
  Accumulated comprehensive (loss)                             (114,874)       (79,960)
  Less:
      Stock employee compensation trust (1,433,147 and
         1,433,147 shares, respectively) at market                 (100)        (1,612)
      Treasury stock (3,881,929 and 3,865,101 shares,
         respectively) at cost                                  (90,615)       (98,883)
                                                            ------------   -----------
                                                               (794,692)    (1,025,151)
                                                            ------------   -----------
                                                            $ 1,292,928    $ 1,711,813
                                                            ===========    ===========

          See accompanying notes to consolidated financial statements.

Harnischfeger Industries, Inc.
(Debtor-in-Possession as of June 7, 1999)
Consolidated Statement of Cash Flow


--------------------------------------------------------------------------------

In thousands                                                                    Years Ended October 31,
--------------------------------------------------------------------------------------------------------------------------
                                                                                  2000           1999            1998
                                                                              -------------- --------------  -------------

Operating Activities:
Net income (loss)                                                            $   264,624    $(1,680,268)   $   (18,533)
Add (deduct) - items not affecting cash:
      (Income) loss from and net (gain) loss on disposal
        of discontinued operation                                               (294,177)     1,327,180       (155,876)
      Restructuring charges                                                        4,518         11,997         65,000
      Reorganization items                                                        25,108         14,615            -
      Charge related to executive change                                             -           18,498            -
      Minority interest, net of dividends paid                                     1,224            957        (54,981)
      Depreciation and amortization                                               57,389         50,540         86,760
      Increase (decrease) in income taxes, net of change
          in valuation allowance                                                   2,127        204,067       (201,771)
      Other - net                                                                 (7,716)         5,834        (17,735)
Changes in Working Capital, exclusive of acquisitions and divestitures and net of liabilities subject to compromise:
      Decrease (increase) in accounts receivable - net                            13,975         11,075         51,590
      Decrease (increase) in inventories                                          13,772         21,129        (68,773)
      (Increase) decrease in other current assets                                 (3,585)       (18,881)        11,958
      Increase (decrease) in trade accounts payable                                7,420         40,412        (97,331)
      Increase (decrease) in employee compensation and benefits                    8,345          6,424        (36,462)
      (Increase) decrease in advance payments and progress billings              (31,146)         8,588         39,950
      (Decrease) increase in accrued contract losses and other liabilities       (25,180)       (11,599)       (32,892)
                                                                             ----------- --------------  -------------

        Net cash provided (used) by continuing operations                         36,698         10,568       (429,096)
                                                                             ----------- --------------  -------------

Investment and Other Transactions:
      Acquisitions, net of cash acquired                                             -              -          (40,192)
      Proceeds from sale of Material Handling                                        -              -          341,000
      Proceeds from sale of J&L Fiber Systems                                        -              -          109,445
      Net proceeds from sale of non-core Dobson Park businesses                      -              -            9,323
      Property, plant and equipment acquired                                     (32,410)       (26,610)      (133,925)
      Property, plant and equipment retired                                       22,786         12,318         16,893
      Deposit related to APP letters of credit and other                          21,706        (16,434)       (12,700)
                                                                              ---------- --------------  -------------
        Net cash provided (used) by investment and other transactions             12,082        (30,726)       289,844
                                                                              ---------- --------------  -------------

Financing Activities:
      Dividends paid                                                                -           (4,592)       (18,556)
      Exercise of stock options                                                     -              -            1,318
      Purchase of treasury stock                                                    -              -          (33,154)
      Financing fees related to DIP Facility                                     (2,563)       (15,000)           -
      Borrowings under DIP Facility                                             115,000        167,000            -
      Repayments of borrowings under DIP Facility                              (252,000)           -              -
      Borrowings under long-term obligations prior to bankruptcy filing             -          125,000            -
      Issuance of long-term obligations                                           2,043            -          292,300
      Redemption of long-term obligations                                           -              -          (11,763)
      Payments on long-term obligations                                         (47,565)        (2,113)           -
      Increase (decrease) in short-term notes payable                             3,345         18,910        (87,333)
                                                                                -------    -----------     ----------
        Net cash provided (used) by financing activities                       (181,740)       289,205        142,812
                                                                                -------    -----------     ----------
Effect of Exchange Rate Changes on Cash and
      Cash Equivalents                                                           (3,952)           (93)        (2,931)
Cash provided (used) in Discontinued Operations                                 151,582       (241,513)           -
                                                                                -------    -----------     ----------

Increase in Cash and Cash Equivalents                                            14,670         27,441            629
Cash and Cash Equivalents at Beginning of Year                                   57,453         30,012         29,383
                                                                                -------    -----------     ----------

Cash and Cash Equivalents at End of Year                                       $ 72,123    $    57,453    $    30,012
                                                                               ========    ===========    ===========

          See accompanying notes to consolidated financial statements.


Harnischfeger Industries, Inc.
(Debtor-in-Possession as of June 7, 1999)
Consolidated Statement of Shareholders' Equity (Deficit)

--------------------------------------------------------------------------------

                                                  Capital in                 Retained  Accumulated
                                         Common    Excess of   Comprehensive Earnings Comprehensive            Treasury
In thousands                             Stock    Par Value   Income (Loss)  (Deficit) Income (Loss) SECT       Stock      Total
--------------------------------------    ---------------------------------------------------------------------------------------

Balance at October 31, 1997             $  51,607  $   625,358              $ 253,727  $ (41,440)   $ (56,430) $ (83,162)$749,660
  Comprehensive income (loss)
      Net loss                                 --           --  $  (18,533)   (18,533)        --           --         --  (18,533)
      Other comprehensive income
             (loss):
          Currency translation
          adjustment                           --           --     (18,849)        --    (18,849)          --         --  (18,849)
                                                                -----------
              Total comprehensive
              income (loss)                    --           --  $  (37,382)        --         --           --         --       --
                                                                ===========
   Exercise of 61,767 stock options            62        1,256                     --         --           --         --    1,318
   Dividends paid ($.40 per share)             --           --                (19,129)        --           --         --  (19,129)
   Dividends on shares held by SECT            --          573                     --         --           --         --      573
   Adjust SECT shares to market value
     146,401 shares purchased by
     employee                                  --      (42,905)                    --         --       42,905         --       --
     and director benefit plans                --        1,527                     --         --           --      4,108    5,635
   1,338,554 shares acquired as
      treasury stock                           --           --                     --         --           --    (33,154) (33,154)
   Rabbi Trust shares                          --           --                     --         --           --     (1,371)  (1,371)
   Amortization of unearned
     compensation on restricted
     stock                                     --          700                     --         --           --         --      700
                                         --------  -----------               --------  ---------    ---------  --------- ---------
Balance at October 31, 1998              $ 51,669  $   586,509              $ 216,065  $ (60,289)   $ (13,525) $(113,579)$666,850
   Comprehensive income (loss):
      Net loss                                 --           -- $(1,680,268)(1,680,268)        --           --        --(1,680,268)
      Other comprehensive income
      (loss):
          Change in additional minimum
            pension liability                  --           --      (6,365)        --     (6,365)          --         --   (6,365)
          Currency translation
          adjustment                           --           --     (13,306)        --    (13,306)          --         --  (13,306)
                                                               -----------
          Total comprehensive income
          (loss)                               --           -- $(1,699,939)        --         --           --         --       --
                                                               ===========
   Dividends paid ($.10 per share)             --           --                 (4,735)        --           --         --   (4,735)
   Dividends on shares held by SECT            --          143                     --         --           --         --      143
   600,000 shares purchased by employee
     and director benefit plans                --      (10,035)                    --         --           --     15,582    5,547
   Adjust SECT shares to market value          --      (11,913)                    --         --       11,913         --       --
   Adjust Rabbi Trust shares                   --           --                     --         --           --       (886)    (886)
   Unearned compensation expense on
         executive contract buyout             --        7,462                     --         --           --         --    7,462
   Amortization of unearned
        compensation on
        restricted stock                       --          407                     --         --           --         --      407
                                           ------     --------              ---------  ---------     --------   --------  --------

Balance at October 31, 1999              $ 51,669  $   572,573            $(1,468,938)  $(79,960)  $  (1,612) $(98,883)$(1,025,151)
                                         ========  ===========             =========================================================


Harnischfeger Industries, Inc.
(Debtor-in-Possession as of June 7, 1999)
Consolidated Statement of Shareholders' Equity (Deficit)

--------------------------------------------------------------------------------

                                                             Compre-
                                                 Capital in  hensive   Retained      Accumulated
                                         Common  Excess of   Income    Earnings     Comprehensive              Treasury
In thousands                              Stock  Par Value   (Loss)   (Deficit)     Income (Loss)     SECT      Stock        Total
--------------------------------------  --------------------------------------------------------------------------------------------

Balance at October 31, 1999             $ 51,669  $ 572,573            $(1,468,938)  $  (79,960)  $ (1,612) $ (98,883)  $(1,025,151)
 Comprehensive income (loss):
   Net income                               --         --   $ 264,624      264,624         --         --         --         264,624
   Other comprehensive income (loss):
    Change in additional minimum
      pension liability                     --         --       1,732         --           1,732       --        --           1,732
    Currency translation adjustment         --         --     (36,646)        --         (36,646)      --        --         (36,646)
                                                            ---------

        Total comprehensive
        income (loss):                      --         --   $ 229,710         --            --         --        --             --
                                                            =========
 300,000 shares purchased by employee
    and director benefit plans              --       (7,519)                  --            --          --    7,519             --
  Adjust SECT shares to market value        --       (1,512)                  --            --        1,512                     --
  Adjust Rabbi Trust shares                 --         --                     --            --          --      749            749
                                        -------------------            -----------------------------------------------------------
Balance at October 31, 2000             $ 51,669   $563,542            $(1,204,314)   $ (114,874)  $   (100)$ (90,615)  $ (794,692)
                                        ===================            ===========================================================

          See accompanying notes to consolidated financial statments.




Harnischfeger Industries, Inc.
(Debtor-in-Possession as of June 7, 1999)
Notes to Consolidated Financial Statements
October 31, 2000

--------------------------------------------------------------------------------

1.   Reorganization under Chapter 11

     On June 7, 1999, the Company and substantially all of its domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and orders for relief were entered. The Debtors include the Company's principal domestic operating subsidiaries, Joy Mining Machinery and P&H Mining Equipment. The Debtors' Chapter 11 cases are jointly administered for procedural purposes only under case number 99-2171. The Debtors also include Beloit Corporation ("Beloit"), the Company's other principal operating subsidiary at the time of the bankruptcy filing. See Note 3 - Discontinued Operations. On October 26, 2000, the Debtors filed their draft disclosure statement and proposed plan of reorganization and, in the case of Beloit and its Debtor subsidiaries, liquidation with the Bankruptcy Court. The plan and disclosure statement were subsequently amended and, on December 20, 2000, the Bankruptcy Court approved the disclosure statement as amended and set January 30, 2001 as the deadline for creditors to vote on the plan. Debtors' plan of reorganization confirmation hearing is scheduled for March 5, 2001. If the plan is approved by creditors and the Bankruptcy Court, the Debtors anticipate emerging from bankruptcy in the spring of 2001. In general, the Debtors' proposed plan of reorganization provides that the existing Harnischfeger common stock would be cancelled and that the creditors of Harnischfeger would be issued new common stock in reorganized Harnischfeger. As a result, if the plan is confirmed, current shareholders of Harnischfeger would receive nothing. Most creditors of P&H and Joy would receive new five-year, 10.75% senior notes issued by reorganized Harnischfeger and guaranteed by reorganized P&H and reorganized Joy. In certain circumstances, such creditors could receive a portion of the new common stock. Creditors of Beloit and its subsidiaries would receive the proceeds of the sale of the assets of Beloit and its subsidiaries.

     The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, actions to collect prepetition indebtedness of the Debtors and other contractual obligations of the Debtors generally may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional prepetition claims may arise from such rejections, and from the determination by the Bankruptcy Court (or as agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. From time to time since the Chapter 11 filing, the Bankruptcy Court has approved motions allowing the Company to reject certain business contracts that were deemed burdensome or of no value to the Company. As of January 11, 2001, the Debtors had not completed their review of all their prepetition executory contracts and leases for assumption or rejection. See also Note 9 - Liabilities Subject to Compromise.

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

     February 29, 2000 was set by the Bankruptcy Court as the last date creditors could file proofs of claim under the Bankruptcy Code. There may be differences between the amounts recorded in the Company's schedules and financial statements and the amounts claimed by the Company's creditors. Litigation may be required to resolve such disputes.

     The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect future results. See Note 6 - Reorganization Items.

     Although the Company currently anticipates emerging from Bankruptcy during the first half of calendar year 2001, it is not possible to predict with certainty the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) must be satisfied before shareholders can receive any distribution. Under the terms of the Company's proposed plan of reorganization, the Company's existing common stock will be cancelled and the holders of the Company's existing common stock will receive nothing for their stock. The U.S. Trustee for the District of Delaware has appointed an Official Committee of Equity Holders to represent shareholders in the proceedings before the Bankruptcy Court.

2.   Significant Accounting Policies

     Nature of Operations: The Company is the direct successor to a business begun over 115 years ago which, at October 31, 2000, through its subsidiaries, manufactures and markets products classified into two business segments: surface mining equipment (P&H) and underground mining machinery (Joy). P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. Joy is a major manufacturer of underground mining equipment for the extraction of bedded minerals and offers comprehensive service locations near major mining regions worldwide.

     Basis of Presentation: The accompanying Consolidated Financial Statements have been prepared on a going concern basis which contemplate continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as going concerns. As a result of the Debtors' Chapter 11 filings, such matters are subject to significant uncertainty. The Debtors have filed a plan of reorganization with the Bankruptcy Court. Although the plan of reorganization provides for the Company's emergence from bankruptcy, there can be no assurance that the plan of reorganization will be approved by creditors and confirmed by the Court or that such plan of reorganization will be consummated. Continuing on a going concern basis is dependent upon, among other things, confirmation of Debtors' proposed plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. Other than recording the estimated loss on the disposal of the Beloit discontinued operations, the Consolidated Financial Statements do not reflect: (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority; (c) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan of reorganization; or (d) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court or arising from a confirmed plan of reorganization. Such adjustments could include recognition of the forgiveness of debt, the revaluation of assets, and other "fresh start" related items.

     The Company's financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code", issued November 19, 1990 ("SOP 90-7"). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company. See Note 6 - Reorganization Items. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company as of June 7, 1999, the bankruptcy filing date, as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors are currently being investigated and either resolved by mutual consent or adjudicated. The final amounts of such claims are not presently determinable.

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

     Inventories: Inventories are stated at the lower of cost or market value. Cost is determined by the last-in, first-out (LIFO) method for substantially all domestic inventories and by the first-in, first-out
     (FIFO) method for the inventories of foreign subsidiaries. The Company evaluates the need to record adjustments for impairment of inventory on a regular basis. The Company's policy is to evaluate all inventory including manufacturing raw material, work-in-process, finished goods, and spare parts. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management estimates related to the Company's future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

     Revenue Recognition: Revenue is recognized generally upon shipment. Revenue on long-term contracts of at least 6 months in duration is recorded using the percentage-of-completion method for financial reporting purposes. Sales of other products and services are recorded as products are shipped or services are rendered. A provision for estimated future costs relating to warranty expense is recorded when appropriate.

     Property, Plant and Equipment: Property, plant and equipment are stated at historical cost. Expenditures for major renewals and improvements are capitalized, while maintenance and repairs which do not significantly improve the related asset or extend its useful life are charged to expense as incurred. For financial reporting purposes, plant and equipment are depreciated primarily by the straight-line method over the estimated useful lives of the assets which generally range from 5 to 20 years for improvements, from 33 to 50 years for buildings and from 3 to 15 years for machinery and equipment. Depreciation expense for 2000, 1999 and 1998 was $25.8 million, $26.6 million and $28.2 million, respectively. Depreciation claimed for income tax purposes is computed by accelerated methods.


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

     Foreign Currency Translation: Exchange gains or losses incurred on transactions conducted by one of the Company's operations in a currency other than its functional currency are normally reflected in income. An exception is made where the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future. In this case the transaction gain or loss is included in shareholders equity as an element of Comprehensive Income (Loss). Assets and liabilities of international operations that have a functional currency that is not the U.S. dollar are translated into U.S. dollars at year-end exchange rates. Any gain or loss arising on this translation is included in shareholders equity as an element of Comprehensive Income (Loss). Assets and liabilities of operations which have the U.S. dollar as their functional currency (but which maintain their accounting records in local currency) are re-measured into U.S. dollars at year-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses arising on re-measurement are recognized in income. Pre-tax foreign exchange gains
     (losses) included in operating income (loss) were $4.0 million, $1.7 million and ($2.0 million), in 2000, 1999 and 1998, respectively.

     Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired companies and is amortized on a straight-line basis over periods ranging up to 40 years. The Company periodically reevaluates the carrying value and estimated life of goodwill, using undiscounted cash flows, whenever significant events or changes occur which might impair recovery of recorded assets. The Company writes down recorded costs of assets to fair value, based on discounted cash flows or market values, when recorded costs, prior to impairment, are higher. Management believes that there is no further impairment of the remaining goodwill included in the Company's Consolidated Balance Sheet at October 31, 2000. The Company has filed for Bankruptcy reorganization under Chapter 11 as described under Note 1 - Reorganization under Chapter 11, which could cause management to reassess its estimate of the realizability of goodwill or its amortization period. Factors used for this assessment in the future would include management's estimate of each of the mining segments continuing ability to generate positive cash flow and income from operations, as well as the strategic significance of various assets to the Company's business objectives. Other intangible assets, primarily comprising computer software, are amortized over the shorter of their legal or economic useful lives ranging from 3 to 12-1/2 years. Accumulated amortization was $86.7 million and $83.1 million at October 31, 2000 and 1999, respectively.

     Other Non-current Assets: Other non-current assets in 2000 include primarily prepaid pension and financing costs. In 1999, non-current assets included primarily prepaid pension and financing costs and a money market deposit which was subject to restrictions over its use.

     Income Taxes: Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and for tax basis carryforwards. A valuation allowance is provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets. See Note 12 - Income Taxes.

     Research and Development Expenses: Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $6.5 million, $11.1 million and $18.0 million in 2000, 1999 and 1998, respectively.

     Earnings Per Share: Income (loss) per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic income (loss) per common share is based upon the weighted average number of common shares outstanding during each year. Diluted income (loss) per common share is calculated based upon the sum of the weighted average number of shares outstanding and the weighted average numbers of potential dilutive common shares outstanding. There are no differences in the income used to compute the Company's basic and diluted income (loss) per share.

     Comprehensive Income: In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income (loss), foreign currency translation effects, and charges for additional minimum pension liabilities and is presented in the Consolidated Statement of Shareholders' Equity (Deficit).

     Segment Information: The Company's continuing operations are divided into two segments, surface mining equipment and underground mining equipment, based on the Company's organizational structure for each of these products and services.

     Future Accounting Changes: In October 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125 and it rescinded SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 is not expected to have a significant effect on the Company based upon its current conformity with SFAS No. 125.

     In October 2000, the Emerging Issues Task Force ("EITF") reached a consensus in Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF Issue No. 00-10 requires companies to classify all amounts billed to a customer in a sale transaction related to shipping and handling as revenue. Initial application of EITF Issue No. 00-10 is required for financial statements for the fiscal years beginning after December 15, 1999. Reclassification of comparative financial statements for prior periods is required. The Company plans to apply EITF Issue No. 00-10 in fiscal year 2001. It is not expected to have a significant effect on the Company's financial statements.

     In December 1999, The Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue generally is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. Implementation of SAB 101 is required for fiscal years beginning after December 15, 1999. The Company plans to implement SAB 101 in fiscal year 2001. It is not expected to have a significant effect on the Company's financial statements.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued and was effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-An Amendment of FASB Statement No. 133". SFAS No. 133 (as amended by SFAS No. 137 and SFAS No. 138) is now effective for fiscal years beginning after June 15, 2000, with early adoption permitted. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is part of a hedge transaction and the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable rate asset, liability or forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The Company plans to adopt SFAS No. 133 in fiscal 2001. Based upon the Company's current derivative and hedging activities, management believes that SFAS No. 133 will not have a significant effect on its results of operations.

     Reclassifications: Reclassifications have been made to the financial statements of prior periods to conform to the current period presentation.

3.   Discontinued Operations

     Beloit Segment

     In light of continuing losses at Beloit and following an evaluation of the prospects of reorganizing its pulp and paper machinery segment owned by Beloit and its subsidiaries (the "Beloit Segment"), on October 8, 1999 the Company announced its plan to dispose of the Beloit Segment. Subsequently, Beloit notified certain of its foreign subsidiaries that they could no longer expect funding of their operations to be provided by either Beloit or the Company. Certain of the notified subsidiaries filed for or were placed into receivership or other applicable forms of judicial supervision in their respective countries. On May 12, 2000 the U.S. Trustee for the District of Delaware appointed an Official Committee of Unsecured Creditors of Beloit Corporation to represent the creditors of Beloit in proceedings before the Bankruptcy Court.

     On November 7, 1999, the Bankruptcy Court approved procedures and an implementation schedule for the divestiture plan (the "Court Sales Procedures") for the Beloit Segment. Between February and August 2000, sales agreements were approved under the Court Sales Procedures with respect to the sale of substantially all of the segment's domestic operating assets. In addition, approval was received for the sale of all of Beloit's significant foreign subsidiaries (apart from those that had previously filed for or been placed into receivership or other applicable forms of judicial supervision in their respective countries). As of January 11, 2001, all approved sales of domestic assets had taken place, as had sales of the majority of Beloit's foreign subsidiaries. Beloit expects that closings on the remaining approved sales of foreign subsidiaries will occur by the middle of fiscal 2001.

     The Company classified the Beloit Segment as a discontinued operation in its consolidated financial statements as of October 31, 2000 and 1999 and has accordingly restated the Company's consolidated statements of operations for all periods presented. The Company has not restated its consolidated balance sheets or consolidated statements of cash flows for periods prior to fiscal 1999. Revenues for the Beloit Segment were $170.4 million for fiscal 2000 and $684.0 million for fiscal 1999. Income (loss) from and net gain (loss) on disposal of discontinued operations relating to the Beloit Segment was $294.2 million, ($1,327.2 million) and ($188.8 million) in 2000, 1999 and 1998, respectively.

     During the fourth quarter of fiscal 2000, the Company completed the sale of certain Beloit domestic and foreign subsidiaries, resolved disputed matters with APP, and negotiated the resolution of certain other obligations.
     Accordingly, the fourth quarter of fiscal 2000 included income from discontinued operations of $66.2 million and a gain on disposal of discontinued operations of $228.0 million. These gains are comprised of the following:


     In thousands
     ----------------------------------------------------------------------

     APP settlement                                               $  62,000
     Norscan settlement                                               4,200
                                                                  ---------

     Income from discontinued operations                             66,200
                                                                  ---------

     Foreign liabilities released                                   227,467
     Domestic liabilities released                                    8,130
     Partial release from Princeton Paper lease reserve              15,000
     Loss on domestic entities sold                                 (22,620)
                                                                  ---------

     Net gain on the disposal of discontinued operations            227,977
                                                                  ---------

     Income from and net gain on disposal of
     discontinued operations                                      $ 294,177
                                                                  =========


          The elements of the income and gain are discussed below:

     The $62.0 million APP income included $33.0 million of cash receipts and the release of a $46.0 million bank guarantee offset by a $17.0 million draw upon an outstanding bank guarantee by APP. See Note 9 - Liabilities Subject to Compromise. The $4.2 million represents a cash settlement of litigation with Norscan.

     The $228.0 million gain on disposal of discontinued operations included (i) $227.5 million gain associated with the Company's release from liabilities of foreign subsidiaries that were disposed of during fiscal 2000, (ii) $15.0 million reduction in a long-term facility lease obligation for a domestic business that was sold, (iii) settlements of obligations at less than recorded amounts, and (iv) losses in excess of established reserves related to the sale of domestic entities.

     The loss from discontinued operations of $798.2 million in fiscal 1999 included (i) allocated interest expense of approximately $30.0 million based on Beloit's portion of the consolidated debt, (ii) restructuring charges of $78.7 million in the third quarter and $3.6 million in the fourth quarter, (iii) additional estimated losses on APP contracts of $87.0 million in the second quarter and $163.5 million in the third quarter, (iv) additional expenses of $143.1 million in the third quarter reflecting the effects of changes in other accounting estimates and (v) reorganization expenses of $136.1 million in the third quarter associated with the closing of a pulp and paper mill and the related rejection of a 15-year operating lease. The Company did not record an income tax benefit with respect to the 1999 loss. See Note 12 - Income Taxes. The elements of the 1999 loss from discontinued operations are discussed below.


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

     |X| The additional estimated losses on APP contracts primarily related to the Company's efforts to mitigate damages with respect to the APP matter more fully discussed below and to improve short-term liquidity. Beloit's Asian subsidiaries had sought to sell the assets associated with two papermaking machines to alternative customers. The Company recorded an $87.0 million reserve in the second quarter against the decrease in realizable value of certain paper machines for Asian customers, primarily the second two paper machines ordered by APP. The Company recorded an additional $147.7 million reserve in the third quarter to reflect the Company's determination that the foreseeable market conditions for this type of large paper machine did not support valuing these machines at greater than estimated liquidation values. The Company also recorded a $15.8 million charge in the third quarter for changes in estimates of costs associated with the first two machines sold to APP.

     |X| The additional estimated losses on contracts and other expenses reflecting changes in other accounting estimates related to the Company's provisions for excess and obsolete inventory, doubtful accounts receivable, and anticipated losses on contracts. These changes in estimates were based on the Company's best estimates of costs to complete contracts, customer demand for new machines, rebuilds and services, costs of financing, material and labor costs, and overall levels of customer satisfaction with machine performance. The need for these changes in estimates arose as a result of the Chapter 11 filing and a combination of adverse factors impacting the Company during the third quarter, including reductions in product line offerings and material supply delays caused by prepetition liquidity limitations and postpetition resupply timing difficulties. The third quarter charges were originally classified in the consolidated statement of operations as follows:

     In thousands
     --------------------------------------------------------------------

     Charged to product development,
     selling, and administrative expenses:

       Allowance for doubtful accounts                          $ 35,900
                                                               ---------
     Charged to cost of sales:

       Warranties and other                                       32,400
       Excess and obsolete inventory                              25,000
       Losses on contracts                                        49,800
                                                               ----------
                                                                 107,200
                                                               ----------
                                                               $ 143,100
                                                               ==========

     |X| Reorganization expenses of $136.1 million related to Princeton Paper Company, LLC, ("Princeton Paper"), a subsidiary of Beloit and one of the Debtors, who had, until July 1999, operated a pulp and paper mill located in Fitchburg, Massachusetts (the "Mill"). Beloit originally became responsible for the operations of Princeton Paper and the Mill in 1997 through settlement of a dispute with the former owner of the Mill and the holders of bonds which had been issued to finance the Mill. Under that settlement, Princeton Paper committed to make lease payments under a fifteen-year operating lease of the Mill. Beloit guaranteed those obligations. On July 8, 1999, the Company obtained authority from the Bankruptcy Court for Princeton Paper to fully cease operating, and shortly thereafter the Mill was shut down. Subsequently, the Company rejected the lease and settlement agreement, pursuant to the Bankruptcy Code. The Company recorded a charge of $82.1 million relating to the decision to close Princeton Paper including a charge of $54.0 million relating to the rejection of the lease.

     During 1999, the Company recorded an estimated loss of $529.0 million on the disposal of the Beloit Segment. The Company did not record an income tax benefit associated with this estimated loss. See Note 12 - Income Taxes. This estimated loss was comprised of the following:


     In thousands
----------------------------------------------------------------------------
Estimated loss on the disposal of the businesses and assets       $(472,118)
Accrued estimated operating losses and facility wind-down costs     (43,304)
Accrued postpetition letters of credit, guarantees and sureties     (12,500)
Accrued post-closing environmental costs                             (7,000)
Accrued employee termination costs                                  (12,000)
Gain on curtailment of defined benefit pension plans                 17,922
                                                                 ----------

Net estimated loss on the disposal of discontinued operations     $(529,000)
                                                                  =========


The elements of the estimated loss on the disposal of the segment are discussed below.

|X| The estimated loss on the disposal of the Beloit businesses and assets of $472.1 million anticipated that there would be approximately $243.2 million in sales proceeds from the five sales agreements approved under the Court Sales Procedure and an additional $34.4 million in proceeds, based primarily on appraisals, from the disposition of the remaining 13 domestic and 18 international operations to be sold or liquidated by the end of the wind-down process.

|X| The accrual for estimated operating losses and wind-down costs represented approximately $28.3 million in estimated operating losses from October 31, 1999 until sale of the facilities or operations otherwise cease and approximately $15.0 million for the wind-down costs for facilities to be sold or liquidated.

|X| The accrual for estimated additional costs under postpetition letters of credit, guarantees and sureties of $12.5 million represented estimated additional customer contract claims as a result of the divestiture plan.

|X| The accrual for estimated employee termination costs reflected estimated severance and related benefits costs with respect to approximately 1,071 employees, the majority of whom received applicable notifications during January 2000.

|X| The accrual for estimated post-closing environmental costs of $7.0 million related to (i) cost estimates for the removal of asbestos and hazardous wastes at certain facilities to be sold or closed and (ii) increased estimated costs associated with the completion of certain remediation activities at one of Beloit's domestic manufacturing facilities assuming the activities would be performed by a buyer or subcontracted to a third-party.

|X| The gain on the curtailment of defined benefit plans of $17.9 million reflected the elimination of future years of service accruals.

At October 31, 2000, Beloit was contingently liable to banks, financial institutions, and others for approximately $84.4 million for outstanding letters of credit and bank guarantees. This amount was all issued by U.S. banks for U.S. Beloit subsidiaries. Beloit also may have guaranteed performance of its equipment at levels specified in sales contracts without the requirement of letters of credit.

The assets and liabilities of discontinued operations are comprised of the following:

In thousands                                                            October 31
---------------------------------------------------------------------------------------
                                                                     2000        1999
                                                                 ---------    ---------
Assets:
Cash and cash equivalents                                        $   9,622    $  19,290
Accounts receivable - net                                           17,642      153,761
Inventories                                                          5,531      110,770
Other current assets                                                 6,524       18,662
Property, plant and equipment - net                                 31,396      311,424
Other non-current assets                                             1,006       39,691
Goodwill and other intangibles                                        --         96,520
Allowance for estimated loss on disposal                           (56,490)    (472,118)
                                                                 ---------    ---------

Total assets, representing estimated disposal cash proceeds      $  15,231    $ 278,000
                                                                 =========    =========
Liabilities:
Postpetition liabilities:
   Trade accounts payable                                        $ (12,351)   $ (57,111)
   Employee compensation and benefits                              (14,420)     (14,605)
   Accrued contract losses, restructuring costs and other           (8,016)     (76,859)
   Funded debt and capitalized lease obligations                      --        (24,080)
   Operating losses and facility wind-down costs                   (10,519)     (43,304)
   Postpetition letters of credit, guarantees and sureties         (10,974)     (12,500)
   Employee termination costs                                         --        (12,000)
   Post-closing environmental costs                                 (7,677)      (7,000)
                                                                 ---------    ---------
   Total postpetition liabilities                                  (63,957)    (247,459)
                                                                 ---------    ---------
Prepetition liabilities:
   Trade accounts payable                                          (89,438)    (145,955)
   Funded debt                                                      (2,471)     (14,128)
   Advance payments and progress billings                          (24,883)    (125,696)
   Accrued warranties                                              (25,000)     (34,054)
   Princeton Paper lease                                           (39,000)     (54,000)
   APP claims                                                         --        (46,000)
   Pension and other                                               (47,339)     (53,437)
   Minority interest                                               (18,023)     (21,536)
                                                                 ---------    ---------
    Total prepetition liabilities                                 (246,154)    (494,806)
                                                                 ---------    ---------

Total liabilities, including liabilities subject to compromise   $(310,111)   $(742,265)
                                                                 =========    =========

* Total assets as of October 31, 2000 exclude a $16 million postpetition intercompany receivable from Harnischfeger Industries, Inc. and the APP
     Note. See Note 9 - Liabilities Subject to Compromise.


All intercompany accounts, including Beloit intracompany accounts, have been eliminated in the Consolidated Financial Statements in accordance with generally accepted accounting principles and are not included in the numbers above. While such intercompany obligations are eliminated in the preparation of consolidated financial statements, they remain obligations on a separate legal entity basis. On September 21, 2000, the committee to represent the interests of creditors of Harnischfeger and its non-Beloit subsidiaries and the committee appointed to represent the interests of the creditors of Beloit and its subsidiaries reached agreement to settle certain intercompany and intercreditor issues. The committee settlement agreement has been incorporated into the Debtors' proposed plan of reorganization. Under the committee settlement agreement, the Company and its non-Beloit subsidiaries will receive nothing on account of their prepetition intercompany claims, including the Company's $780 million claim against Beloit. Beloit will receive nothing on account of its $9.95 million claim against P&H. The committee settlement agreement also provides for (i) a sharing of professional fees and expenses relating to the Beloit bankruptcy filing, (ii) an agreement to limit claims against officers and directors, (iii) an agreement that none of the Debtors will be substantively consolidated, (iv) an agreement that Beloit and its subsidiaries are not entitled to compensation for certain tax attributes, including tax loss carryforwards, and (v) an agreement by the Company not to require the separation or termination of two pension plans covering employees of Beloit and its subsidiaries. The committee settlement agreement contemplates that the Company's plan be effective on or before March 15, 2001.


Other Beloit Matters:

[X] The Potlatch lawsuit, filed originally in 1995, related to a 1989 purchase of pulp line washers supplied by Beloit for less than $15 million. In June 1997, a Lewiston, Idaho jury awarded Potlatch $95 million in damages in the case which, together with fees, costs and interest to April 2, 1999, approximated $120.0 million. On April 2, 1999 the Supreme Court of Idaho vacated the judgement of the Idaho District Court in the Potlatch lawsuit and remanded the case for a new trial. This litigation has been stayed as a result of the bankruptcy filings. Potlatch filed a motion with the Bankruptcy Court to lift the stay. The Company opposed this motion and the motion was denied.

[X] The Company, Beloit and certain of their officers and employees have been named as defendants in an action in the Bankruptcy Court in which Omega Papier Wernhausen GmbH ("Omega") is the plaintiff. This action concerns prepetition and postpetition commitments allegedly made by the Company, Beloit and the officers and employees named in the action with respect to a prepetition contract between Omega and Beloit's Austrian subsidiary under which Beloit's Austrian subsidiary agreed to supply a tissue paper making machine for Omega's factory in Wernshausen, Germany. The action makes claims of breach of guarantee, tortuous interference with business, breach of covenant of good faith, fraud in the inducement and negligent misrepresentation and seeks damages of $12 million for each of nine counts plus punitive damages of $24 million for four of the nine counts. Omega has represented to the Bankruptcy Court that it is seeking a total of $36 million in damages. As of October 31, 2000, the Company was not able to assess its ultimate liability, if any, in the matter.


Material Handling Segment

On March 30, 1998, the Company completed the sale of approximately 80% of the common stock of the Company's P&H material handling ("Material Handling") segment to Chartwell Investments, Inc. in a leveraged recapitalization transaction. As such, the accompanying financial statements have been reclassified to reflect Material Handling as a discontinued operation. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities of Material Handling and held one director seat in the new company until December, 2000. In addition, the Company licensed Material Handling to use the "P&H" trademark on existing Material Handling-produced products on a worldwide basis for periods specified in the agreement for a royalty fee payable over a ten year period. The material handling segment recorded revenues of $130.5 million in 1998 prior to the divestiture. Income (loss) from discontinued operations for the company for fiscal 1999 included income of $4.4 million in 1998 derived from this segment. The Company reported a $151.5 million after-tax gain on the sale of this discontinued operation in the second quarter of fiscal 1998. Proceeds consisted of $341.0 million in cash and preferred stock, originally valued at $4.8 million, with a 12.25% payment-in-kind dividend, and $7.2 million in common stock that was not reflected in the Company's balance sheet or gain calculations due to the nature of the leveraged recapitalization transaction. Material Handling subsequently issued additional shares of common stock, reducing the Company's holding to 15.6% of the outstanding common stock. In view of continuing operating losses by Material Handling, the Company reduced to zero the $5.4 million carrying value of its investment in this business during the third quarter of 1999. Material Handling filed for Chapter 11 bankruptcy protection on May 17, 2000.

Material Handling and its affiliates have asserted more than 200 claims against the Debtors in their bankruptcy cases and Debtors have filed a similar number of claims against Material Handling in Material Handling's bankruptcy case. Most of Material Handling's claims against the Debtors are duplicative and the Company has objected to many of these claims. The liquidated claimed amount is approximately $0.5 million, although all of the claims assert additional unliquidated amounts. In addition, Material Handling has advised Debtors that it may assert additional claims for approximately $340 million based on theories that the transactions in which Material Handling was sold to Chartwell Investments, Inc. are voidable. The Company disputes the assertion of any such claims.


4.   Changes in Estimates

     The Company's provisions for excess and obsolete inventory, warranties and doubtful accounts receivable are based on the Company's best estimates of customer demand for new machines, rebuilds and services, costs of financing, material and labor costs, and overall levels of customer satisfaction with machine performance. The Chapter 11 filing in the third quarter of fiscal 1999 impacted operating results in several ways. Supplier shipments in the latter part of fiscal 1999 were lower than expected resulting in lost sales and production inefficiencies. The decision was made to discontinue several equipment models that were either not required by customers or that no longer provided sufficient margins to be attractive. Collection difficulties increased in the latter part of fiscal 1999 and continued in fiscal 2000 as some customers delayed paying outstanding receivables due to their own operating difficulties and their concerns about the Company's financial condition and continued ability to fulfill commitments.

     The charges during the third quarter of fiscal 1999 were as follows:

     In thousands
     -------------------------------------------------------------

     Charged to product development,
     selling, and administrative expenses:

          Allowance for doubtful accounts                $  5,300
                                                        ----------
     Charged to cost of sales:
         Warranties and other                              25,000
         Excess and obsolete inventory                     38,200
                                                         ---------
                                                           63,200
                                                         ---------

                                                         $ 68,500
                                                         =========


5.   Strategic and Financing Initiatives

     The Company incurred $7.7 million of charges in fiscal 1999 related to certain consulting and legal costs associated with strategic financing and business alternatives investigated prior to the Chapter 11 filing.

6.   Reorganization Items

     Reorganization expenses are comprised of items of income, expense and loss that were realized or incurred by the Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code. Reorganization expenses and cash payments related to continuing operations during fiscal 2000 and fiscal 1999 were as follows:


In thousands
-----------------------------------------------------------------------------------------------
                                                         Expenses            Cash payments
                                                   --------------------    --------------------
                                                      2000       1999        2000        1999
                                                   --------    --------    --------    --------
Professional fees directly related to the filing   $ 39,061    $ 14,457    $ 33,644    $  2,567
Amortization of DIP financing costs                  10,602       3,125       2,563      15,000
Accrued retention plan costs                          3,603         730       2,350        --
Write-down of property to be sold                     9,000        --          --          --
Settlement of performance guarantees                  2,991        --         2,991        --
Rejected equipment leases                             1,399       2,322        --          --
Interest earned on DIP proceeds                      (1,268)       (330)     (1,268)       (330)
                                                   --------    --------    --------    --------
                                                   $ 65,388    $ 20,304    $ 40,280    $ 17,237
                                                   ========    ========    ========    ========

7.   Charge Related to Executive Changes

     A charge to earnings of $19.1 million was made in fiscal 1999 in connection with certain management organizational changes that occurred during the third quarter of that year. The charge was primarily associated with supplemental retirement, restricted stock, and long-term compensation plan obligations. This charge consisted of $0.6 million paid prior to the Chapter 11 filing, adjustments of $10.0 million reducing the carrying value of the applicable plan assets, and an accrued liability of $8.5 million which has been classified in the consolidated balance sheet as part of the liabilities subject to compromise.


8.   Restructuring Charges

     During fiscal 1999, restructuring charges of $12.0 million were recorded for rationalization of certain of Joy's original equipment manufacturing facilities and the reorganization and reduction of its operating structure on a global basis. Costs of $7.3 million were charged in the third quarter of fiscal 1999, primarily for the impairment of certain assets related to a facility rationalization. In addition, charges amounting to $4.7 million (third quarter $0.9 million; fourth quarter $3.8 million) were made for severance of approximately 240 employees.

     During fiscal 2000, additional charges amounting to $6.1 million were recorded, primarily for severance associated with facilities rationalization and to a lesser extent for severance associated with global operating structure reorganization and reduction. A prior reserve amounting to $1.6 million was reversed as they were no longer needed for facility rationalization.

     The  Company   anticipates   that  the   restructuring   reserves  will  be
     substantially utilized within the next year.

     Details of these restructuring charges are as follows:

In thousands
--------------------------------------------------------------------------------
                     Original   Reserve   10/31/99 Reserve    Reserve   10/31/00
                     Reserve    Utilized  Reserve  Adjusment  Utilized  Reserve
                     -------   -------   --------  -------   --------   -------

Employee severance   $ 4,727   $   718   $ 4,009   $ 6,107    $ 8,580   $ 1,536
Facility closures      7,270      --       7,270    (1,589)     5,520       161
                     -------   -------   -------   -------    -------   -------

Total                $11,997   $   718   $11,279   $ 4,518    $14,100   $ 1,697
                     =======   =======   =======   =======    =======   =======

9.   Liabilities Subject to Compromise

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. Additional prepetition claims may arise from rejection of additional executory contracts or unexpired leases by the Company. Under a confirmed plan of reorganization, prepetition claims may be paid and discharged at amounts substantially less than their allowed amounts. Under Debtors' proposed plan of reorganization, payment of prepetition claims of some Debtors will substantially differ from payment of prepetition claims of other Debtors.

     Recorded liabilities:

     On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings consisted of the following:


                                                              October 31, 2000
                                                 ----------------------------------------
                                                 Continuing    Discontinued
In thousands                                     Operations    Operations       Total
----------------------------------------------   -----------  -------------  ------------

Trade accounts payable                            $ 103,085       $ 70,645     $ 173,730
Accrued interest expense, as of June 6, 1999         17,285              -        17,285
Accrued executive changes expense                     8,518              -         8,518
Put obligation to preferred shareholders
 of subsidiary                                        5,457              -         5,457
8.9% Debentures, due 2022                            75,000              -        75,000
8.7% Debentures, due 2022                            75,000              -        75,000
7.25% Debentures, due 2025
(net of discount of $1,224 and $1,218)              148,776              -       148,776
6.875% Debentures, due 2027
(net of discount of $102 and $100)                  149,898              -       149,898
Senior Notes, Series A through D, at
           interest rates of
           between 8.9% and 9.1%,
           due 1999 to 2006                          69,546              -        69,546
Revolving credit facility                           500,000              -       500,000
IRC lease (Princeton Paper)                               -         39,000        39,000
APP claims                                                -              -             -
Industrial Revenue Bonds, at interest
          rates of between
          5.9% and 8.8%, due 1999 to 2017            18,615          2,471        21,086
Notes payable                                        20,000              -        20,000
Other                                                12,495              -        12,495
Advance payments and progress billing                     -         24,883        24,883
Accrued warranties                                        -         25,000        25,000
Accrued project costs                                     -              -             -
Minority interest                                         -         18,023        18,023
Pension and other                                         -         66,132        66,132
APP letter of credit                                 17,000              -        17,000
                                                 -----------  -------------  ------------
                                                 $ 1,220,675     $ 246,154   $ 1,466,829
                                                 ===========  =============  ============


                                                                October 31, 1999
                                                   -------------------------------------
                                                   Continuing    Discontinued
In thousands                                       Operations    Operations     Total
----------------------------------------------     -----------  -------------  ---------

Trade accounts payable                              $ 95,950    $   106,729   $202,679
Accrued interest expense, as of June 6, 1999          17,315             15     17,330
Accrued executive changes expense                      8,518             --      8,518
Put obligation to preferred shareholders
 of subsidiary                                         5,457             --      5,457
8.9% Debentures, due 2022                             75,000             --     75,000
8.7% Debentures, due 2022                             75,000             --     75,000
7.25% Debentures, due 2025
(net of discount of $1,224 and $1,218)               148,782             --    148,782
6.875% Debentures, due 2027
(net of discount of $102 and $100)                   149,900             --    149,900
Senior Notes, Series A through D, at
           interest rates of
           between 8.9% and 9.1%,
           due 1999 to 2006                           69,546             --     69,546
Revolving credit facility                            500,000             --    500,000
IRC lease (Princeton Paper)                                -         54,000     54,000
APP claims                                                 -         46,000     46,000
Industrial Revenue Bonds, at interest
          rates of between
          5.9% and 8.8%, due 1999 to 2017             18,615         14,128     32,743
Notes payable                                         20,000             --     20,000
Other                                                  9,471             --      9,471
Advance payments and progress billing                      -        125,696    125,696
Accrued warranties                                         -         34,054     34,054
Accrued project costs                                      -         39,226     39,226
Minority interest                                          -         21,536     21,536
Pension and other                                          -         53,422     53,422
APP letter of credit                                       -             --         --
                                                  -----------  ------------  ---------
                                                  $ 1,193,554  $    494,806 $1,688,360
                                                  ===========  ============ ==========

     As a result of the bankruptcy filing, principal and interest payments may not be made on prepetition debt without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been confirmed. The differences in recorded prepetition liabilities subject to compromise as of October 31, 2000 as compared to October 31, 1999 relate primarily to: (i) the expiry of liabilities associated with certain advance payments, progress billings and accrued project costs upon the completion of the associated prepetition projects; (ii) the settlement of the APP claim as discussed below under "Contingent Liabilities"; (iii) the assumption of certain prepetition secured debt by purchasers of Beloit assets; and (iv) changes in estimates associated with the ongoing analysis of claims. The total interest on prepetition debt that was not paid or charged to earnings for the period from June 7, 1999 to October 31, 2000 was $101.7 million of which $70.5 million relates to fiscal 2000. Such interest is not being accrued since it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of postpetition interest with respect to unsecured prepetition claims.

     Contingent Liabilities:

     Contingent liabilities as of the Chapter 11 filing date are subject to compromise. At October 31, 2000, the Company was contingently liable to banks, financial institutions and others for approximately $191.9 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $191.9 million, approximately $84.5 million was issued at the request of the Company on behalf of Beloit and approximately $107.4 million was issued at the request of Debtor entities prior to the bankruptcy filing. Included in the $191.9 million outstanding as of October 31, 2000 were $35.5 million issued under the DIP Facility (See Note 10 - Borrowings and Credit Facilities). Additionally, at October 31, 2000, there were $22.2 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

     As of January 11, 2001, the Debtors had not completed their review of prepetition executory contracts to determine whether to assume or reject such contracts. Rejection of executory contracts could result in additional prepetition claims against Debtors. Accordingly, it is not possible to estimate the amount of additional prepetition claims that could arise out of the rejection of executory contracts. In the case of Beloit, the Debtors' proposed plan of reorganization provides for the rejection of virtually all of Beloit's prepetition executory contracts.

     The Company and its subsidiaries are party to litigation matters and claims that are normal in the course of their operations. Also, as a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolution may affect the results of operations on a quarter-to-quarter basis, management believes that such matters will not have a material adverse effect on the Company's consolidated financial position. Generally, litigation against Debtors related to "claims", as defined by the Bankruptcy Code, is stayed.

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

     In fiscal 1996 and 1997, Beloit's Asian subsidiaries received orders for four fine papermaking machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600.0 million. The first two machines were substantially paid for and installed at APP facilities in Indonesia. Beloit sold approximately $44.0 million of receivables from APP on these first two machines to a financial institution. Beloit agreed to repurchase the receivables in the event APP defaulted on the receivables and the Company guaranteed this repurchase obligation. As of January 11, 2001, the Company believes APP is not in default with respect to the receivables. On October 25, 2000, the Bankruptcy Court approved a settlement with APP which resolved disputes that had arisen between Beloit's Asian subsidiaries and APP in connection with its contracts for the first two paper making machines. Under this settlement, APP and certain of its affiliates drew $17 million from two letters of credit issued on behalf of the Company and APP and certain of its affiliates agreed to pay Beloit $0.8 million.

     Disputes arose between Beloit and APP regarding the two remaining machines. On March 3, 2000, the Company announced the signing of a definitive agreement to settle the disputes and related arbitration and legal proceedings. Under the settlement, APP paid $135.0 million to Beloit on April 6, 2000 and $15.9 million the Company had deposited with a bank with respect to related letters of credit was released to the Company. The $15.9 million was classified as other assets in the Company's consolidated financial statements as of October 31, 1999. The $135.0 million was paid in the form of $25.0 million in cash and $110.0 million in a three-year note issued by an APP subsidiary and guaranteed by APP. The note is governed by an indenture and bears a fixed interest rate of 15%. On October 2, 2000, Beloit received the first interest payment of $8.3 million. Beloit retained Merrill Lynch to assist in a possible sale of the note. In view of the possible sale of the note and volatility in the applicable capital markets for the note, no value for the note has been recognized in the financial statements as of October 31, 2000. The value of the note and its effect on the financial statements will be recognized in the period that the note is sold or as amortization payments are made under the terms of the note. As part of the settlement, Beloit retained a $46.0 million down payment it received from APP for the second two papermaking machines and APP released all rights with respect to letters of credit issued for the aggregate amount of the down payment for the second two papermaking machines. Also as part of the settlement, APP acquired certain rights to take possession of components and spare parts produced or acquired by Beloit in connection with the two papermaking machines on an as is, where is basis. In addition, Beloit returned to APP certain promissory notes given to Beloit by APP. The notes were initially issued in the amount of $59.0 million and had an aggregate principal balance of $19.0 million when they were returned to APP.

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


10.  Borrowings and Credit Facilities

     Direct borrowings and capital lease obligations at October 31, consisted of the following:

     In thousands                                      2000        1999
     -------------------------------------------   ----------   ----------

     Domestic:
     DIP Facility                                   $  30,000    $ 167,000
     Capital leases                                     2,259          227

     Foreign:
     Australian term loan, due 2001                    47,106       57,734
     Short term notes payable and bank overdrafts      30,965       86,539
     Capital leases                                     1,568        1,165
                                                    ---------    ---------
                                                      111,898      312,665
     Less:  Amounts due within one year              (108,774)    (144,568)
                                                    ---------    ---------
     Long-term Obligations                          $   3,124    $ 168,097
                                                    =========    =========

     DIP Facility

     On July 8, 1999 the Bankruptcy Court approved a two-year, $750 million Revolving Credit, Term Loan and Guarantee Agreement underwritten by the Chase Manhattan Bank (the "DIP Facility"). In May, 2000, the Company voluntarily reduced the size of the DIP Facility to $350 million and on July 6, 2000 an order was entered by the Bankruptcy Court approving an amendment to the DIP Facility modifying the DIP Facility to consist of a Tranche A sub-facility of $250 million and a Tranche B sub-facility of $100 million. The Tranche A sub-facility has a final maturity of June 6, 2001 (the original maturity date), and the Tranche B sub-facility matured on December 31, 2000. Additionally, as permitted by the original order authorizing the DIP Facility, on August 3, 2000 the DIP Facility was further amended to, among other things, effect the syndication of the DIP Facility among a group of nine lenders, with Chase Manhattan Bank retaining the agent role.

     Proceeds from the DIP Facility may be used to fund postpetition working capital and for other general corporate purposes during the term of the DIP Facility and to pay up to $35 million of prepetition claims of critical vendors. Approximately $8.3 million of such disbursements have been made. Under the amended terms of the DIP Facility, the Company is permitted to make loans and issue letters of credit in favor of or on behalf of foreign subsidiaries for specified limited purposes, including individual limits for loans and advances of up to $75 million for working capital needs and $100 million for loans and letters of credit used for support or repayment of existing foreign credit facilities, and an aggregate limit of $150 million for all such loans and letters of credit, including any stand-by letters of credit issued to support foreign business opportunities. Beginning June 1, 2000, the amended DIP Facility imposed monthly minimum EBITDA tests and quarterly limits on capital expenditures.

     DIP Facility lenders benefits from superpriority administrative claim status as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured prepetition claims and all other administrative expenses incurred in the Chapter 11 case. Direct borrowings under the DIP Facility are priced at LIBOR + 2.75% per annum on the outstanding borrowings. Letters of credit are priced at 2.75% per annum (plus a fronting fee of 0.25% to the Agent) on the outstanding face amount of each letter of credit. In addition, the Company pays a commitment fee of 0.50% per annum on the unused amount of the DIP Facility, payable monthly in arrears. The DIP Facility matures on the earlier of the substantial consummation of a plan of reorganization or June 6, 2001.

     In proceedings filed with the Bankruptcy Court, the Company agreed with the Official Committee of Unsecured Creditors appointed by the U.S. Trustee (the "Creditors' Committee") and with MFS Municipal Income Trust and MFS Series Trust III (collectively, the "MFS Funds"), holders of certain debt issued by Joy, to a number of restrictions regarding transactions with foreign subsidiaries and Beloit:

     |X| The Company agreed to give at least five days prior written notice to the Creditors Committee and to the MFS Funds of the Debtors' intention to (a) make loans or advances to, or investments in, any foreign subsidiary for working capital purposes in an aggregate amount in excess of $90 million; (b) make loans or advances to, or investments in, any foreign subsidiary to repay the existing indebtedness or cause letters of credit to be issued in favor of a creditor of a foreign subsidiary in an aggregate amount, cumulatively, in excess of $30 million; or (c) make postpetition loans or advances to, or investments in, Beloit or any of Beloit's subsidiaries in excess of $115 million. In September 1999, the Company notified the Creditors Committee and MFS Funds that it intended to exceed the stipulated $115 million amount. The Company subsequently agreed, with the approval of the Bankruptcy Court, to provide the Creditors Committee with weekly cash requirement forecasts for Beloit, to restrict funding of Beloit to forecasted amounts, to provide the Creditors Committee access to information about the Beloit divestiture and liquidation process, and to consult with Creditors Committee regarding the Beloit divestiture and liquidation process. All such reports and notices have been provided to the Creditors Committee as agreed.

     |X| In addition, the Company agreed to give notice to the Creditors Committee and to the MFS Funds with respect to any liens created by or on a foreign subsidiary or on any of its assets to secure any indebtedness. In accordance with this requirement, the Company has provided such notice in connection with the refinancing of the credit facilities of certain foreign subsidiaries.

     |X| The Company also agreed to notify the MFS Funds of any reduction in the net book value of Joy of ten percent or more from $364 million after which MFS Funds would be entitled to receive periodic financial statements for Joy. As of October 31, 1999, MFS Funds is entitled to receive periodic financial statements for Joy.

     As of January 31, 2000, the Company and the Chase Manhattan Bank entered into a Waiver and Amendment Letter which waived compliance with certain negative covenants of the DIP Facility as they related to the sale of the assets of Beloit and among other things, amended the EBITDA tests in the DIP Facility to levels that are appropriate for the Company's continuing businesses. Continuation of unfavorable business conditions or other events could require the Company to seek further modifications or waivers of certain covenants of the DIP Facility. In such event, there is no certainty that the Company would obtain such modifications or waivers to avoid default under the DIP Facility.

     The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and the sale of Beloit assets. While the Company expects that cash flows from operations and the DIP Facility will provide sufficient working capital to operate its businesses, there can be no assurances that such sources will prove to be sufficient. The Debtors are jointly and severally liable under the DIP Facility. At October 31, 2000, $30 million in direct borrowings had been drawn under the DIP Facility and are classified as a short-term obligation on the Company's Balance Sheet. Additionally, letters of credit in the face amount of $35.6 million had been issued under the DIP Facility.


     Foreign Credit Facilities

     As  of  October  31,  2000,   short-term   bank  credit  lines  of  foreign
     subsidiaries amounted to $81.6 million. Outstanding borrowings against these were $38.1 million at a weighted-average interest rate of 9.29%. There were no compensating balance requirements under these lines of credit.

     One of the Company's Australian subsidiaries maintains a A$90.0 million (US $47.1 million) term loan facility with a group of four banks at a floating interest rate expressed in relation to Australian dollar denominated Bank Bills of Exchange. As of October 31, 2000, the loan was fully drawn. The loan matures in October, 2001.


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


12.  Income Taxes

     The consolidated provision (benefit) for income taxes included in the Consolidated Statement of Operations for the years ended October 31 consisted of the following:


      In thousands
      -----------------------------------------------------------------
                                         2000        1999         1998
                                     ---------    ---------   ---------
      Current provision (benefit):
          Federal                    $ (15,000)   $    --     $   2,081
          State                            850          230       4,633
          Foreign                       11,150        7,836       5,998
                                     ---------    ---------   ---------
           Total current                (3,000)       8,066      12,712
                                     ---------    ---------   ---------

     Deferred provision (benefit):
          Federal                         --        101,824    (108,564)
          State and foreign               --        112,410     (17,193)
                                     ---------    ---------   ---------
                Total deferred            --        214,234    (125,757)
                                     ---------    ---------   ---------

     Total consolidated income tax
          provision (benefit)        $  (3,000)   $ 222,300   $(113,045)
                                     =========    =========   =========

     During the fourth quarter of fiscal 2000, the Company recorded a $15 million tax benefit related to a reduction in unallocated tax reserves. This benefit results from favorable developments and settlements of various foreign tax issues.

     The income tax provision (benefit) included in the Consolidated Statement of Operations for the years ended October 31 consisted of the following:


      In thousands
      --------------------------------------------------------------------------

                                              2000          1999          1998
                                            --------     ---------    ----------

     Continuing operations                  $  (3,000)   $ 220,448    $ (24,608)


     Income (loss) from and net gain
     (loss) on disposal of
     discontinued operations                     --          1,852      (88,437)
                                            ---------    ---------    ---------

                                            $  (3,000)   $ 222,300    $(113,045)
                                            =========    =========    =========


     The components of income (loss) for the Company's domestic and foreign operations for the years ended October 31 were as follows:

      In thousands
      ----------------------------------------------------------------
                                      2000         1999         1998
                                   ---------    ---------    ---------

      Domestic income (loss)       $ (54,111)   $ (83,462)   $ (25,284)
      Foreign income (loss)           22,782      (48,221)      16,077
                                   ---------    ---------    ---------
      Pre-tax income (loss) from
          continuing operations    $ (31,329)   $(131,683)   $  (9,207)
                                   =========    =========    =========


     A reconciliation between the income tax provision (benefit) recognized in the Company's Consolidated Statement of Operations and the income tax provision (benefit) computed by applying the statutory federal income tax rate to the income (loss) from continuing operations for the years ended October 31 were as follows:


      In thousands
      -----------------------------------------------------------------------
                                              2000        1999          1998
                                          ---------    ---------   ----------
     Income tax computed at federal
          statutory tax rate              $ (10,965)   $ (46,089)   $  (3,223)
     Goodwill amortization not
          deductible for  tax purposes          968          968        3,290
     Differences in foreign and U.S.
          tax rates                          (4,080)      17,726       (1,896)
     Difference in Foreign Sales
          Corporation and U.S. tax rate        --           --         (2,738)
     State income taxes, net of federal
          tax impact                            552          150          878
     General business and foreign tax
          credits utilized                     --         (1,500)      (1,500)
     Resolution of foreign tax issues       (15,000)        --        (10,600)
     Benefit related to capital
          transaction                          --           --        (15,410)
     Other items - net                          546        1,088        6,591
     Valuation allowance                     24,979      248,105         --
                                          ---------    ---------    ---------
                                          $  (3,000)   $ 220,448    $ (24,608)
                                          =========    =========    =========

     Temporary differences and carryforwards, which gave rise to the net deferred tax asset at October 31, are as follows:

      In thousands
      ------------------------------------------------------------------

                                                    2000          1999
                                                  ---------    ---------

     Inventories                                  $   3,863    $  (1,863)
     Reserves not currently deductible               21,280        9,327
     Depreciation and amortization in excess of
          book expense                               (7,776)     (21,716)
     Employee benefit related items                  30,947       25,119
     Tax credit carryforwards                        42,496       43,627
     Tax loss carryforwards                         532,983      464,792
     Other - net                                   (139,933)    (131,965)
     Valuation allowance                           (483,860)    (387,321)
                                                  ---------    ---------
     Net deferred tax asset                       $      --    $      --
                                                  =========    =========


     At October 31, 1999, the Company had general business tax credits of $11.0 million expiring in 2011 through 2013, foreign tax credit carryforwards of $22.8 million expiring in 2002 through 2003, and alternative minimum tax credit carryforwards of $8.7 million which do not expire. In addition, tax loss carryforwards consisted of federal carryforwards of $869.1 million expiring in 2018 through 2019, tax benefits related to foreign carryforwards of $26.4 million with various expiration dates, and tax benefits related to state carryforwards of $94.9 million with various expiration dates. The Company estimates for the year ended October 31, 2000, that it will generate tax loss carryforwards consisting of federal carryforwards of $300 million expiring in 2020, tax benefits related to foreign carryforwards of $2.2 million with various expiration dates, and tax benefits related to state carryforwards of $21.5 million with various expiration dates. The carryforwards will be available for the reduction of future income tax liabilities of the Company and its subsidiaries. These carryforwards may be reduced upon emergence from bankruptcy due to the rules and regulations in the Internal Revenue Code. A valuation allowance has been recorded against all of these carryforwards because of possible reduction and uncertain utilization. Because the Company's proposed plan of reorganization provides for certain substantial changes in the Company's ownership, there will be annual limitations on the amount of the federal carryforwards which the Company may be able to utilize on its income tax returns. This annual limitation is an amount equal to the value of the stock of the Company immediately before the ownership change adjusted to reflect the increase in value of the Company, resulting from the cancellation of creditors' claims, multiplied by a federally mandated long-term tax exempt rate.

     The Company believes that realization of net operating loss and tax credit benefits in the near term is unlikely. If the Company's proposed plan of reorganization is confirmed, it will result in a significantly modified capital structure and SOP 90-7 will require the Company to apply "fresh start" accounting. Under fresh start accounting, realization of net operating loss and tax credit benefits will first reduce any reorganization goodwill until exhausted and thereafter be reported as additional paid in capital.

     U.S. income taxes, net of foreign taxes paid or payable, have been provided on the undistributed profits of foreign subsidiaries, except in those instances where such profits are expected to be permanently reinvested. Such unremitted earnings of subsidiaries which have been or are intended to be permanently reinvested were $276 million at October 31, 2000. If for some reason not presently contemplated such profits were to be remitted or otherwise become subject to U.S. income tax, the Company expects to incur tax at substantially less than the U.S. income tax rate as a result of net operating loss carryforwards and foreign tax credits that would be available.

     Net income tax refunds were $9.8 million in fiscal 2000. Income taxes paid were $1.1 million and $45.0 million for fiscal 1999 and 1998, respectively.

13.  Accounts Receivable

     Accounts receivable at October 31 consisted of the following:

     In thousands
     -----------------------------------------------
                                2000           1999
                              ---------    ---------

     Trade receivables        $ 156,792    $ 181,355
     Unbilled receivables        28,490       33,195
     Allowance for doubtful
         accounts                (8,131)     (11,720)
                              ---------    ---------
                              $ 177,151    $ 202,830
                              =========    =========


Harnischfeger Industries, Inc.
(Debtor-in-Possession as of June 7, 1999)
Notes to Consolidated Financial Statements
October 31, 2000

--------------------------------------------------------------------------------

14.  Inventories

     Consolidated inventories at October 31 consisted of the following:

     In thousands
     -----------------------------------------------------------------

                                                  2000        1999
                                               ---------    ---------
     Finished goods                            $ 208,473    $ 205,959
     Work in process and purchased parts         224,554      256,697
     Raw materials                                29,127       34,271
                                               ---------    ---------
     Total (approximates current cost)           462,154      496,927
     Less excess of current cost over stated
         LIFO value                              (51,823)     (49,272)
                                               ---------    ---------
                                               $ 410,331    $ 447,655
                                               =========    =========


     Inventories valued using the LIFO method represented approximately 64% and 71% of consolidated inventories at October 31, 2000 and 1999, respectively.

15.  Interest Expense - Net

     Net interest expense for the twelve months ended October 31 consists of the following:


     In thousands
     ---------------------------------------------------------
                                 2000        1999        1998
                              --------    --------    --------

     Interest income          $  4,479    $  2,283    $  3,763
     Interest expense          (28,440)    (31,148)    (74,363)
                              --------    --------    --------
     Interest expense - net   $(23,961)   $(28,865)   $(70,600)
                              ========    ========    ========

      Net interest expense does not include contractual interest expense of $70.5 million and $31.2 million for fiscal 2000 and 1999, respectively, relative to prepetition obligations. Such interest is not being accrued since it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to unsecured claims. Cash paid for interest in 2000, 1999 and 1998 was $30.5 million, $22.0 million and $86.3 million, respectively.

16.   Earnings Per Share

      The following table sets forth the reconciliation of the numerators and denominators used to calculate the basic and diluted earnings per share:



In thousands except per share amounts                                 October 31,
----------------------------------------------------------------------------------------------
                                                           2000          1999         1998 (1)
                                                      ------------   ------------  -----------
Basic Earnings (Loss):
--------------------------------------------
Income (loss) from continuing operations              $   (29,553)   $  (353,088)   $  14,366
Income (loss) from discontinued operations                 66,200       (798,180)    (184,399)
Net gain (loss) on disposal of discontinued
    operations                                            227,977       (529,000)     151,500
                                                      -----------    -----------    ---------
Net income (loss)                                     $   264,624    $(1,680,268)   $ (18,533)
                                                      ===========    ===========    =========

Basic weighted average common shares outstanding           46,717         46,329       46,445
                                                      -----------    -----------    ---------

Basic Earnings (Loss) Per Share:
--------------------------------------------

Income (loss) from continuing operations              $     (0.63)   $     (7.62)   $    0.31
Income (loss) from and net gain (loss) on disposal
    of discontinued operations                               6.30         (28.65)       (0.71)
                                                      -----------    -----------    ---------

Net income (loss)                                     $      5.67    $    (36.27)   $   (0.40)
                                                      ===========    ===========    =========
Diluted Earnings (Loss):
--------------------------------------------
Income (loss) from continuing operations              $   (29,553)   $  (353,088)   $  14,366
Income (loss) from discontinued operations                 66,200       (798,180)    (184,399)
Net gain (loss) on disposal of
    discontinued operations                               227,977       (529,000)     151,500
                                                       ----------     -----------    --------
Net income (loss)                                     $   264,624    $(1,680,268)   $ (18,533)
                                                      ===========    ===========    =========

Basic weighted average common shares outstanding           46,717         46,329       46,445
Assumed exercise of stock options                              --             --           --
                                                      -----------    -----------    ---------
Diluted weighted average common shares outstanding         46,717         46,329       46,445
                                                      -----------    -----------    ---------

Diluted Earnings (Loss) Per Share:
--------------------------------------------
Income (loss) from continuing operations              $     (0.63)   $     (7.62)   $   0.31
Income (loss) from and net gain (loss) on
   disposal of discontinued operation                        6.30         (28.65)      (0.71)
                                                      -----------    -----------    ---------

Net income (loss)                                     $      5.67    $    (36.27)   $  (0.40)
                                                      ===========    ===========    =========

_______________

(1) Amounts for 1998 have been restated to reflect the Beloit discontinued operation.


     Options to purchase approximately 663,000 and 1,523,000 shares of common stock were outstanding at October 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the additional shares would reduce the (loss) per share amount from continuing operations, and therefore, the effect would be anti-dilutive.

17.  Pensions and Other Employee Benefits

     The Company and its subsidiaries have a number of defined benefit, defined contribution and government mandated pension plans covering substantially all employees. Benefits from these plans are based on factors which include various combinations of years of service, fixed monetary amounts per year of service, employee compensation during the last years of employment and the recipient's social security benefit. The Company's funding policy with respect to its qualified plans is to contribute annually not less than the minimum required by applicable law and regulation nor more than the amount which can be deducted for income tax purposes. The Company also has a nonqualified supplemental pension plan which is based on credited years of service and compensation during the last years of employment.

     Certain foreign plans, which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of October 31, 2000 and 1999.

     The Company recorded additional minimum pension liabilities of $5.2 million and $7.1 million in 2000 and 1999, respectively, to recognize the unfunded accumulated benefit obligations of certain plans. Corresponding amounts are required to be recognized as intangible assets to the extent of the unrecognized prior service cost and the unrecognized net transition obligation on an individual plan basis. Any excess of the minimum pension liability above the intangible asset is recorded as a separate component and reduction in shareholders equity. Intangible pension assets of $0.5 million and $0.7 million were recognized in 2000 and 1999, respectively. The balance of $4.6 million and $6.4 million in 2000 and 1999, respectively, was charged to shareholders equity.

     Prior period financial statements included amounts for Sandusky International Inc. and subsidiaries ("Sandusky"), a 50% owned consolidated subsidiary of Beloit. Due to the classification of Beloit as a discontinued operation, amounts related to Sandusky have been excluded from current and prior period amounts.

     Total pension (income) expense for all defined benefit plans was ($4.7 million), $1.9 million and $5.3 million in 2000, 1999 and 1998, respectively. Total pension expense for all defined contribution plans was $1.3 million, $5.6 million and $6.0 million in 2000, 1999 and 1998, respectively.

     Net periodic pension costs for U.S. plans and plans of subsidiaries outside the United States included the following components:


In thousands
-------------------------------------------------------------------------------------------------------------------
                                                    U.S. Defined                         Non-U.S. Defined
                                                    Benefit Plans                         Benefit Plans
                                        ---------------------------------       -------------------------------
                                        ---------------------------------       -------------------------------
Components of Net                            2000       1999       1998             2000       1999      1998
Periodic Benefit Cost

Service cost                              $  9,900   $ 14,453   $ 14,667         $  5,162   $  6,721   $  7,632
Interest cost                               35,994     35,580     34,355           22,285     27,182     28,031
Expected return on assets                  (45,548)   (42,577)   (39,981)         (36,394)   (42,245)   (39,547)
Amortization of:
   Transition obligation(asset)                325        580        580             (363)      (746)      (753)
   Prior service cost                        2,290      3,958      3,048              222        203        203
   Actuarial (gain)loss                         32        276        331              106        144        133
                                           -------   --------   --------         --------   --------   --------
Periodic benefit cost before
   curtailment and termination
   charges (credits)                         2,993     12,270     13,000           (8,982)    (8,741)    (4,301)

Curtailment and termination
   charges (credits):
    Special termination benefit
         charge(credit)                       --        1,150        793             --         --         --
    Curtailment charge(credit)                --      (17,922)      (311)          (2,466)      --         --
    Settlement charge(credit)                 --         --         --             16,265       --         --
                                           -------    -------    -------          -------    ------    -------
Total net periodic benefit cost              2,993     (4,502)    13,482            4,817     (8,741)    (4,301)

(Charges) credits allocated to
   discontinued operations                   1,385     10,856     (7,096)         (15,313)     1,791      1,097
                                           -------   --------   --------         --------    -------   --------
Total net periodic benefit cost
        of continuing operations           $ 4,378   $  6,354   $  6,386         $(10,496)   $(6,950)  $ (3,204)
                                           =======   ========   ========         ========    =======   ========

 In thousands
----------------------------------------------------------------------------------------------------------
                                               U.S. Nonqualified
                                                 Benefit Plans                          Total
                                          ------------------------------    ------------------------------
Components of Net                             2000       1999      1998         2000       1999       1998
Periodic Benefit Cost

Service cost                                $   295   $    520   $    439   $ 15,357   $ 21,694   $ 22,738
Interest cost                                   666        792      1,022     58,945     63,554     63,408
Expected return on assets                       --         --         --     (81,942)   (84,822)   (79,528)
Amortization of:
   Transition obligation(asset)                  46         46         73         8        (120)      (100)
   Prior service cost                            60         60         96     2,572       4,221      3,347
   Actuarial (gain)loss                         315        509        455       453         929        919
                                            -------   --------   --------   -------     -------    -------
Periodic benefit cost before                  1,382      1,927      2,085    (4,607)      5,456     10,784
   curtailment and termination
   charges (credits)

Curtailment and termination
   charges (credits):
    Special termination benefit
         charge(credit)                        --         --         --        --        1,150        793
    Curtailment charge(credit)                 --         --         --      (2,466)   (17,922)      (311)
    Settlement charge(credit)                  --       (3,214)      --      16,265     (3,214)      --
                                            -------   --------   --------   -------    -------      ------
Total net periodic benefit cost               1,382     (1,287)     2,085     9,192    (14,530)     11,266

(Charges) credits allocated to
   discontinued operations                     --         --         --     (13,928)    12,647     (5,999)
                                            -------   --------   --------   -------    -------     -------
Total net periodic benefit cost
        of continuing operations           $  1,382   $ (1,287)   $ 2,085  $ (4,736)  $ (1,883)   $ 5,267
                                           ========   ========    =======  ========   ========    =======

     Changes in the projected benefit obligations and pension plan assets relating to the Company's defined benefit pension plans, together with a summary of the amounts recognized in the Consolidated Balance Sheet as of October 31 are set forth in the following table:


                                                                US Defined                   Non-US Defined
In thousands                                                   Benefit Plans                 Benefit Plans
------------------------------------------------------------------------------------- ------------------------------
                                                              2000           1999            2000           1999

Change in Benefit Obligation
Net benefit obligation at beginning of year                 $ 467,938      $ 508,347       $ 411,528      $ 423,471
Service cost                                                    9,900         14,453           5,162          6,721
Interest cost                                                  35,994         35,580          22,285         27,182
Plan participants' contributions                                    -              -           1,448          2,673
Plan amendments                                                 3,120              -               -        (10,163)
Actuarial (gain)loss                                            3,264        (30,590)         11,062         (5,937)
Currency fluctuations                                               -              -         (44,012)        (7,744)
Acquisitions/divestitures                                           -              -         (84,840)             -
Curtailments                                                        -        (33,937)              -              -
Special termination benefits                                        -          1,150               -              -
Gross benefits paid                                           (32,270)       (27,065)        (20,401)       (24,675)
                                                            ---------      ---------       ---------      ---------
Net benefit obligation at end of year                       $ 487,946      $ 467,938       $ 302,232      $ 411,528
                                                            =========      =========       =========      =========

Change in Plan Assets
Fair value of plan assets at beginning of year              $ 489,396      $ 457,414       $ 462,198      $ 418,245
Actual return on plan assets                                   35,756         57,129          49,633         66,884
Currency fluctuations                                               -              -         (49,804)        (7,910)
Employer contributions                                          6,310          1,918           4,610          6,980
Plan participants' contributions                                    -              -           1,448          2,673
Acquisitions/divestitures                                           -              -         (99,090)             -
Gross benefits paid                                           (32,270)       (27,065)        (20,401)       (24,675)
                                                            ---------      ---------      ----------      ---------
Fair value of plan assets at end of year                    $ 499,192      $ 489,396       $ 348,594      $ 462,197
                                                            =========      =========       =========      =========

Funding Status, Realized and Unrealized Amounts
Funded status at end of year                                 $ 11,246       $ 21,458       $  46,361      $  50,669
Unrecognized net actuarial (gain)loss                         (15,384)       (28,409)         (8,206)        (3,959)
Unrecognized prior service cost                                22,363         21,533           1,971          3,677
Unrecognized net transition obligation(asset)                     169            494            (757)        (5,412)
                                                             --------       --------       ---------       --------
Net amount recognized at end of year                         $ 18,394       $ 15,076        $ 39,369       $ 44,975
                                                             ========       ========        ========       ========
Amounts recognized in the Consolidated
    Balance Sheet consist of:
        Prepaid benefit cost                                 $ 18,394        $ 4,971        $ 44,222       $ 37,084
        Accrued benefit liability                                   -              -          (4,853)        (5,821)
        Additional minimum liability                           (1,448)        (2,211)           (650)          (943)
        Intangible asset                                            -              -              89            150
        Accumulated other comprehensive income                  1,448          2,211             561            793
                                                             --------        -------        --------       --------
                                                               18,394          4,971          39,369         31,263
        Discontinued operations                                     -         10,105               -         13,712
                                                             --------        -------        --------       --------
     Net amount recognized at the end of year                $ 18,394        $15,076        $39,369        $44,975
                                                             ========        =======        =======        =======

                                                                U.S. Nonqualified
In thousands                                                      Benefit Plans                 Total
---------------------------------------------------------------------------------------- -----------------------
                                                                 2000           1999         2000           1999

Change in Benefit Obligation
Net benefit obligation at beginning of year                     $ 10,971       $ 15,978   $ 890,437    $ 947,796
Service cost                                                         295            520      15,357       21,694
Interest cost                                                        667            792      58,946       63,554
Plan participants' contributions                                       -              -       1,448        2,673
Plan amendments                                                        -              -       3,120      (10,163)
Actuarial (gain)loss                                              (1,975)          (948)     12,351      (37,475)
Currency fluctuations                                                  -              -     (44,012)      (7,744)
Acquisitions/divestitures                                              -         (4,804)    (84,840)      (4,804)
Curtailments                                                           -              -           -      (33,937)
Special termination benefits                                           -              -           -        1,150
Gross benefits paid                                                 (597)          (567)    (53,268)     (52,307)
                                                                 -------       --------   ---------    ---------
Net benefit obligation at end of year                            $ 9,361       $ 10,971   $ 799,539    $ 890,437
                                                                 =======       ========   =========    =========

Change in Plan Assets
Fair value of plan assets at beginning of year                   $     -       $      -   $ 951,594    $ 875,659
Actual return on plan assets                                           -              -      85,389      124,013
Currency fluctuations                                                  -              -     (49,804)      (7,910)
Employer contributions                                               597            567      11,517        9,465
Plan participants' contributions                                       -              -       1,448        2,673
Acquisitions/divestitures                                              -              -     (99,090)           -
Gross benefits paid                                                 (597)          (567)    (53,268)     (52,307)
                                                                 -------       --------   ---------    ---------
Fair value of plan assets at end of year                         $     -       $      -   $ 847,786    $ 951,593
                                                                 =======       ========   =========    =========

Funding Status, Realized and Unrealized Amounts
Funded status at end of year                                    $ (9,361)     $ (10,971)  $  48,246    $  61,156
Unrecognized net actuarial (gain)loss                              3,425          5,715     (20,165)     (26,653)
Unrecognized prior service cost                                      418            478      24,752       25,688
Unrecognized net transition obligation(asset)                         46             92        (542)      (4,826)
                                                                --------      ---------   ---------    ---------
Net amount recognized at end of year                            $ (5,472)     $  (4,686)  $  52,291       55,365
                                                                ========      =========   =========    =========

Amounts recognized in the Consolidated
    Balance Sheet consist of:
        Prepaid benefit cost                                    $     45      $     155   $  62,661    $  42,210
        Accrued benefit liability                                 (5,517)        (4,841)    (10,370)     (10,662)
        Additional minimum liability                              (3,088)        (3,932)     (5,186)      (7,086)
        Intangible asset                                             464            570         553          720
        Accumulated other comprehensive income                     2,624          3,362       4,633        6,366
                                                                --------      ---------   ---------    ---------
                                                                  (5,472)        (4,686)     52,291       31,548
        Discontinued Operations                                        -              -           -       23,817
                                                                --------      ---------   ---------    ---------
                                                                $ (5,472)     $  (4,686)  $  52,291    $  55,365
                                                                ========      =========   =========    =========

     Pension plan assets consist primarily of trust funds with diversified portfolios of primarily equity and fixed income investments.

     The projected benefit obligations, accumulated benefits obligations and fair value of plan assets for underfunded and overfunded plans have been combined for disclosure purposes. The projected benefit obligation, accumulated benefit obligation, and fair value of assets for pension plans with the accumulated benefit obligations in excess of plan assets were $20.1 million, $19.1 million and $4.7 million, respectively, as of October 31, 2000, and $25.2 million, $22.7 million and $6.5 million, respectively, as of October 31, 1999.

     The principal assumptions used in determining the funding status and net periodic benefit cost of the Company's pension plans are set forth in the following table. The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

                                        U.S. Qualified               Non-U.S. Defined Benefit Plans              U.S. Nonqualified
                                   Defined Benefit Plans                                                    Defined Benefit Plans
                                    2000    1999    1998        2000           1999            1998         2000    1999     1998
                                  -------------------------   ------------------------------------------    ----------------------
Discount rate                       7.75%    7.50%    7.00%   6.0% - 15.0%  6.0% -  15.0%    6.0% - 15.0%   7.75%    7.50%    7.00%

Expected return on plan assets      9.50%   10.00%   10.00%  10.0% - 16.0% 10.0% -  16.0%   10.0%  - 16.0%  9.50%   10.00%   10.00%

Rate of compensation increase       4.50%    4.50%    4.00%   4.0% - 12.0%  2.0% -  12.0%    2.0% - 12.0%   4.50%    4.50%    4.00%


     The discontinuance of Beloit's operations resulted in a curtailment of several of the Company's defined benefit pension plans due to the termination of employees' services earlier than originally expected. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company recognized a gain of $2.5 million and $17.9 million in 2000 and 1999, respectively, representing the decrease in the projected benefit obligations of the plans affected by the curtailment. The gains for 2000 and 1999 have been included in the gain (loss) from discontinued operations in the 2000 and 1999 Consolidated Statement of Operations, respectively.

     The Company has a bonus plan which covers substantially all domestic employees except certain employees covered by collective bargaining agreements and employees of subsidiaries with separate defined contribution plans. For 2000, payments to participants in the plan were based on the Company's earnings before interest, taxes, depreciation and amortization (EBITDA). For 1999 and 1998, payments to participants in the plan were based on the Company's economic value added ("EVA") performance. Bonus expense was $8.4 million in 2000, $5.0 million in 1999 and $0 million in 1998.


18.  Postretirement Benefits Other Than Pensions

     In 1993, the Board of Directors of the Company approved a general approach that culminated in the elimination of all Company contributions towards postretirement health care benefits. Increases in costs paid by the Company were capped for certain plans beginning in 1994 extending through 1998 and Company contributions were eliminated as of January 1, 1999 for most employee groups, excluding Joy, certain early retirees and specific discontinued operation groups. For Joy, based upon existing plan terms, future eligible retirees will participate in a premium cost-sharing arrangement which is based upon age as of March 1, 1993 and position at the time of retirement. Active employees under age 45 as of March 1, 1993 and any new hires after April 1, 1993 will be required to pay 100% of the applicable premium.

     The components of the net periodic benefit cost associated with the Company's postretirement benefit plans (other than pensions), all of which relate to operations in the U.S., are as follows:


In thousands                                           October 31,
---------------------------------------------------------------------------

                                               2000       1999       1998
                                              --------  -------- ----------
Components of
net periodic benefit cost
Service cost                                  $   123   $   192  $     173
Interest cost                                   3,056     3,112      3,849
Amortization of:
   Prior service cost                               -         -    (11,903)
   Actuarial (gain)loss                         1,638     3,217     (6,736)
                                              --------  -------- ---------

                                                4,817     6,521    (14,617)

Costs allocated to discontinued operations        327     1,180          -
                                              --------  -------- ---------
Total net periodic benefit cost (credit)
        of continuing operations              $ 4,490   $ 5,341  $ (14,617)
                                              ========  ======== =========


     The following table sets forth the benefit obligations, plan assets, funded status and amounts recognized in the Company's Consolidated Balance Sheet as of October 31:



In thousands
-------------------------------------------------------------------------------------------
                                                                     2000            1999
                                                                   ----------     ---------
Change in Benefit Obligation
Net benefit obligation at beginning of year                         $ 42,708       $ 50,730
Service cost                                                             123            192
Interest cost                                                          3,056          3,112
Actuarial (gain)loss                                                   6,802         (2,404)
Gross benefits paid                                                   (4,475)        (8,922)
                                                                    --------       --------
Net benefit obligation at end of year                               $ 48,214       $ 42,708
                                                                    ========       ========

Change in Plan Assets
Fair value of plan assets at beginning of year                      $    -         $    -
Actual return on plan assets                                           4,475          8,922
Gross benefits paid                                                   (4,475)        (8,922)
                                                                    --------       --------
Fair value of plan assets at end of year                            $    -         $    -
                                                                    ========       ========

Funding Status, Recognized and Unrecognized Amounts
Funded status at end of year                                        $(48,214)     $ (42,708)
Unrecognized net actuarial (gain)loss                                 10,584          5,419
                                                                    --------      ---------
 Net amount recognized at end of year                               $(37,630)     $ (37,289)
                                                                    ========      =========

Amounts recognized in the Consolidated
    Balance Sheet consist of:
        Accrued benefit liability
             - short term portion                                  $  (5,299)     $  (5,299)
             - long term portion                                     (32,331)       (31,990)
                                                                   ---------      ---------

Net amount recognized at end of year                               $ (37,630)     $ (37,289)
                                                                   =========      =========

     For post retirement benefit obligation measurement purposes, the weighted average discount rate is 7.75% and 7.5% for 2000 and 1999, respectively, and the assumed annual rate of increase in the per capita cost of covered health care benefits is 10% (1999 5.2% to 7.0%). These rates were assumed to decrease gradually to 5.0% for most participants by 2005 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of October 31, 2000 by $3.7 million and the aggregate service cost and interest cost components of the net periodic postretirement benefit cost for the year by $0.3 million. A one percentage point decrease in the assumed health care cost trend rates each year would decrease the accumulated postretirement benefit obligation as of October 31, 2000 by $3.4 million and the aggregate service cost and interest cost components of the net periodic postretirement benefit cost for the year by $0.2 million. Postretirement life insurance benefits have a minimal effect on the total benefit obligation.


19.  Shareholders' Equity and Stock Options

     The Company's authorized common stock amounts to 150,000,000 shares. A preferred stock purchase right is attached to each share of common stock which entitles a shareholder to exercise certain rights in the event a person or group acquires or seeks to acquire 15% or more of the outstanding common stock of the Company.

     The Company has a Stock Incentive Plan that was approved by shareholders in 1996 and which superceded the Incentive Stock Plans of 1978 and 1988. The 1996 plan provides for the granting, up to April 9, 2006, of qualified and non-qualified options, stock appreciation rights, restricted stock and performance units to key employees for not more than 2,000,000 shares of common stock. No options were granted under the 1996 plan in 2000.

     The Debtors' proposed plan of reorganization provides that holders of Harnischfeger common stock and holders of options to purchase Harnischfeger common stock will receive no property or interest in property on account of their shares of common stock and options to purchase common stock. If the Debtors' proposed plan of reorganization is approved by creditors and the Bankruptcy Court, the existing Harnischfeger common stock will be cancelled, the holders of existing Harnischfeger common stock or of options to purchase Harnischfeger common stock will receive nothing, and new common stock in reorganized Harnischfeger will be issued to Harnischfeger's creditors.

     Certain information regarding stock options is as follows:


                                                            Weighted Average
                                            Number           Option Exercise
                                          of Shares          Price Per Share
                                        ---------------     ------------------

Outstanding at October 31, 1997           1,159,771                  30.78
Granted                                   1,133,302                  17.73
Exercised                                   (61,767)                 21.33
Cancelled or expired                       (120,276)                 34.52

Outstanding at October 31, 1998           2,111,030                  23.84
Granted                                       3,000                   9.41
Exercised                                         -                      -
Cancelled or expired                       (591,139)                 30.14

Outstanding at October 31, 1999           1,522,891                  21.36
Granted                                           -                      -
Exercised                                         -                      -
Cancelled or expired                       (744,116)                 16.25

Outstanding at October 31, 2000             778,775                  26.25

Exercisable at October 31, 2000             663,150                  27.00


     Since the inception of the 1978 and 1988 Incentive Stock Plans and the 1996 Stock Incentive Plan, options for the purchase of 5,296,707 shares have been granted at option exercise prices ranging from $6.75 to $47.00 per share. At October 31, 2000, 778,775 of the options were outstanding, 1,962,842 had been exercised and 2,555,090 had expired. Generally the options become exercisable in cumulative installments of one fourth of the shares in each year beginning six months from the date of the grant.

     The weighted average contractual life of options outstanding at October 31, 2000 is 5.98 years with exercise prices ranging from $6.85 to $42.75 per share.

     Following a "Dutch auction" self-tender offer in 1993, the Company purchased for cash 2,500,000 shares of common stock, or approximately 9% of shares of common stock outstanding at that time, at $19-5/8 per share, in conjunction with the establishment of the Harnischfeger Industries, Inc. Stock Employee Compensation Trust ("SECT"). Concurrent with the purchase, the Company sold 2,547,771 shares of common stock held in treasury to the SECT, amounting to $50.0 million at $19-5/8 per share. The purchase of the treasury shares reduced shareholders' equity. The sale of the treasury shares to the SECT had no impact on such equity. Subject to certain limitations, shares in the SECT were available to be used to fund employee benefit obligations under plans that required shares of Company common stock.

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

     Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $11.2 million, $18.8 million, and $15.3 million in 2000, 1999 and 1998, respectively.

     At October 31, 2000, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance were as follows:

              In thousands
     ------------------------------------------------------

     2001                                          $ 9,431
     2002                                            6,980
     2003                                            5,314
     2004                                            3,621
     2005 and thereafter                             1,121


21.  Commitments, Contingencies and Off-Balance-Sheet Risks

     Contingent liabilities as of the Chapter 11 filing date are subject to compromise. At October 31, 2000, the Company was contingently liable to banks, financial institutions and others for approximately $191.9 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $191.9 million, approximately $84.5 million was issued at the request of the Company on behalf of Beloit and approximately $107.4 million was issued at the request of Debtor entities prior to the bankruptcy filing. Included in the $191.9 million outstanding as of October 31, 2000 were $35.5 million issued under the DIP Facility (See Note 10 - Borrowings and Credit Facilities). Additionally, at October 31, 2000, there were $22.2 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

     The Company and its subsidiaries are a party to litigation matters and claims that are normal in the course of its operations. Also, as a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolution may affect the results of operations on a quarter-to-quarter basis, management believes that such matters will not have a materially adverse effect on the Company's consolidated financial position.

     The Company and its subsidiaries are also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure related to these environmental matters, the Company believes that the resolution of these matters will not have a materially adverse effect on its consolidated financial position.

     The Company has entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging its risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of October 31, 2000 the nominal or face value of forward foreign exchange contracts to which the Company was a party, in absolute U.S. dollar equivalent terms, was $158.4 million.

     Forward exchange contracts are entered into to protect the value of committed future foreign currency receipts and disbursements and consequently any market related loss on the forward contract will be offset by changes in the value of the hedged item. As a result, the Company is not exposed to net market risk associated with these instruments.

     The Company is exposed to credit-related losses in the event of non-performance by counterparties to its forward exchange contracts, but it does not expect any counterparties to fail to meet their obligations. A contract is generally subject to credit risk only when it has a positive fair value and the maximum exposure is the amount of the positive fair value. The Company is authorized to enter into various foreign exchange contracts under authority granted by the Bankruptcy Court and as provided in the DIP Facility. Consequently, there is a concentration of these contracts held with The Chase Manhattan Bank.

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

     Liabilities Subject to Compromise: The liabilities subject to compromise under Chapter 11 proceedings are not actively traded on any financial market, nor, given their nature, is there a reliable financial model available for determining their fair value. Consequently, it is considered impracticable and inappropriate to estimate the fair value of these financial instruments. (See Note 9 - Liabilities Subject to Compromise).

     Forward Exchange Contracts: The fair value of forward exchange contracts represents the estimated amounts the Company would receive (pay) to terminate such contracts at the reporting date based on foreign exchange market prices at that date.

     The estimated fair values of the Company's financial instruments at October 31, 2000 and 1999 are as follows:

In thousands
-------------------------------------------------------------------------------

       2000                              Carrying Value          Fair Value
---------------------------------      -------------------     ----------------
Cash and Cash Equivalents                  $ 72,123             $ 72,123
DIP Facility                                 30,000               30,000
Other borrowings                             81,898               81,898
Forward Exchange Contracts                        -                   97

       1999                              Carrying Value          Fair Value
---------------------------------      -------------------     ----------------
Cash and Cash Equivalents                  $ 57,453             $ 57,453
DIP Facility                                167,000              167,000
Other borrowings                            145,665              145,665
Forward Exchange Contracts                        -                  819


     The fair value of the Company's forward exchange contracts at October 31, 2000 is analyzed in the following table of dollar equivalent terms:

     In thousands
     --------------------------------------------------

                                     Maturing in 2001
                                  ---------------------
                                    Buy          Sell
     U.S. Dollar                  $1,616        $ (713)
     Australian Dollar              (168)            -
     German Deutschemark             (19)           46
     British Pound                  (666)            -


     As part of ongoing control procedures, the Company monitors concentrations of credit risk associated with financial institutions with which it conducts business. Credit risk is minimal as credit exposure limits are established to avoid a concentration with any single financial institution. The Company also monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. The Company's customers are, almost exclusively, in the mining industry but the Company's concentrations of credit risk associated with its trade receivables are considered minimal due to the broad customer base and the generally sound financial standing of its major customers. Bad debts have not been significant in the Company's mining equipment businesses. The Company often requires and receives letters of credit or bank guarantees as collateral for its credit sales, especially when the customer is located outside the United States and other developed markets.


23.  Transactions With Affiliated Companies

     On March 30, 1998, the Company completed the sale of approximately 80% of the common stock of the Company's P&H material handling ("Material Handling") segment to Chartwell Investments, Inc. in a leveraged recapitalization transaction. The Company retained approximately 20% of the outstanding common stock and 11% of the outstanding voting securities. See
     Note 3 - Discontinued Operations. The Company provides certain administrative functions to Material Handling.

     During fiscal 2000, P&H owned a 49% interest in ABB Harnco, Inc. ("ABB Harnco"), an electrical control equipment company controlled by ABB Automation, Inc. P&H purchased electrical control equipment from ABB Harnco for use in electric mining shovels.

     Kobe Steel, Ltd. of Japan ("Kobe") owns a 25% interest in a subsidiary of the Company. The Company entered into a technical services agreement with Kobe, expiring in 2010. Kobe pays technical service fees on P&H mining equipment produced and sold under license from P&H.

     Transactions with related parties for the years ending October 31 were as follows:

     In thousands                      2000       1999      1998
     ----------------------------   ---------- ---------- ----------

     Sales                           $  361     $   --     $   --
     Purchases                        7,748      3,812        961
     License income                   1,281      2,212        828
     Other income (expense)             525      3,099      2,716
     Receivables                        971        787      1,480
     Payables                         1,197      1,055        140


     The Company believes that its transactions with all related parties were competitive with alternate sources of supply for each party involved.

24.  Segment Information

     Business Segment Information

     At October 31, 2000, the Company had two reportable segments, surface mining equipment (P&H) and underground mining machinery (Joy). P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. Joy is a major manufacturer of underground mining equipment for the extraction of bedded minerals and offers comprehensive service locations near major mining regions worldwide. The accounting policies of the segments are the same as those described in
     Note 2 - Significant Accounting Policies. Operating income (loss) of segments do not include interest income or expense and provision (benefit) for income taxes. There are no intersegment sales. Identifiable assets are those used in the Company's operations in each segment. Corporate assets consist primarily of property, deferred financing costs, pension assets and cash.


In thousands
                                                   Operating     Depreci-      Capital
                                         Net        Income      ation and      Expendi-     Identifiable
                                        Sales       (Loss)      Amortization    tures          Assets
                                      ----------  ------------ -------------  ----------   -------------
                 2000
                 ----
Surface Mining                        $  506,311   $   57,432   $   16,062    $   17,744   $  423,944
Underground Mining                       611,644       16,956(1)    29,598        14,666      821,168
                                      ----------   ----------    ----------   ----------   ----------
       Total continuing operations     1,117,955       74,388       45,660        32,410    1,245,112
Discontinued operations                     --           --           --            --         15,231
Reorganization item                         --        (65,388)        --            --           --
Corporate                                   --        (16,368)      11,729          --         32,585
                                      ----------   ----------    ----------   ----------   ----------
   Consolidated Total                 $1,117,955   $   (7,368)  $   57,389    $   32,410   $1,292,928
                                      ==========   ==========    ==========   ==========   ==========

                  1999
                  ----
Surface Mining                        $  498,343   $   33,976(2)$   17,238   $    8,971   $  412,681
Underground Mining                       615,803      (65,893)(2)   28,829       17,564      930,588
                                      ----------   ----------    ----------   ----------   ----------
       Total continuing operations     1,114,146      (31,917)      46,067       26,535    1,343,269
Discontinued operations                     --           --           --            --       278,000
Strategic and financing initiatives         --         (7,716)        --            --           --
Reorganization item                         --        (20,304)        --            --           --
Charge related to executive changes         --        (19,098)        --            --           --
Corporate                                   --        (23,783)(3)    4,473           75       90,544
                                      ----------   ----------    ----------   ----------   ----------

   Consolidated Total                 $1,114,146   $ (102,818)  $   50,540    $   26,610   $1,711,813
                                      ==========   ==========    ==========   ==========   ==========

                   1998
                   ----
Surface Mining                        $  443,330   $   31,416   $   16,717    $   15,123   $  396,962
Underground Mining                       768,977       50,568       26,298        38,336    1,010,231
                                      ----------   ----------    ----------   ----------   ----------
      Total continuing operations      1,212,307       81,984       43,015        53,459    1,407,193
Discontinued operations                     --           --         42,371        80,289    1,326,722
Corporate                                   --        (20,591)       1,374           177       53,344
                                      ----------   ----------    ----------   ----------   ----------

   Consolidated Total                 $1,212,307   $   61,393   $   86,760    $  133,925   $2,787,259
                                      ==========   ==========    ==========   ==========   ==========


(1)  After net restructuring charge of $4.5 million (see Note 8).

(2) After restructuring charge of $12.0 million for underground mining machinery (see Note 8) and additional third quarter expenses of $63.5 million for underground mining machinery and $5.0 million for surface mining machinery (see Note 4).

(3) After a $5.4 million charge related to the Material Handling preferred stock (see Note 3).


      Geographical Segment Information

 In thousands
--------------------------------------------------------------------------------------------------
                                                         Sales to
                            Total         Interarea    Unaffiliated    Operating      Identifiable
                            Sales           Sales       Customers     Income (Loss)      Assets
                         -----------    ------------   -----------    -------------   -----------
               2000
               ----
United States            $   809,237    $  (116,684)   $   692,553    $    42,787    $ 1,313,687
Europe                       160,921        (62,757)        98,164         20,866        307,703
Other Foreign                347,539        (20,301)       327,238         37,839        259,252
Interarea Eliminations      (199,742)       199,742           --          (27,104)      (635,530)
                         -----------    -----------    -----------    -----------    -----------
                         $ 1,117,955    $      --      $ 1,117,955    $    74,388    $ 1,245,112
                         ===========    ===========    ===========    ===========    ===========

               1999
               ----
United States            $   767,843    $  (133,597)   $   634,246    $     3,310    $ 1,321,514
Europe                        85,045        (19,377)        65,668           (129)       342,845
Other Foreign                473,784        (59,552)       414,232           (176)       311,527
Interarea Eliminations      (212,526)       212,526           --          (34,922)      (632,617)
                         -----------    -----------    -----------    -----------    -----------
                         $ 1,114,146    $      --      $ 1,114,146    $   (31,917)   $ 1,343,269
                         ===========    ===========    ===========    ===========    ===========

               1998
               ----
United States            $   847,074    $  (208,366)   $   638,708    $    30,617    $ 1,230,448
Europe                       136,934        (15,364)       121,570         22,752        373,154
Other Foreign                538,885        (86,856)       452,029         27,843        333,400
Interarea Eliminations      (310,586)       310,586           --              772       (529,809)
                         -----------    -----------    -----------    -----------    -----------
                         $ 1,212,307    $      --      $ 1,212,307    $    81,984    $ 1,407,193
                         ===========    ===========    ===========    ===========    ===========

25.  Condensed Combined Financial Statements

     The following condensed combined financial statements are presented in accordance with SOP 90-7:



                        CONDENSED COMBINED CONSOLIDATING
                        --------------------------------
                             STATEMENT OF OPERATIONS
                             -----------------------

In thousands                                                                  Year ended October 31, 2000
------------------------------------------------------------------------------------------------------------------------------
                                                                 Entities in    Entities not in
                                                                Reorganization   Reorganization                      Combined
                                                                 Proceedings      Proceedings     Eliminations     Consolidated
                                                                --------------  ----------------  ------------     ------------
Revenues
  Net sales                                                       $ 809,237        $ 508,460      $ (199,742)     $ 1,117,955
  Other income                                                        5,751            1,109               -            6,860
                                                                  ---------        ---------      ----------      -----------
                                                                    814,988          509,569        (199,742)       1,124,815

Cost of sales                                                       631,128          394,854        (172,638)         853,344
Product, development, selling and administrative expenses           157,441           51,492               -          208,933
Reorganization items                                                 61,472            3,916               -           65,388
Restructuring charges                                                     -            4,518               -            4,518
Charge related to executive changes                                       -                -               -                -
Strategic and financing initiatives                                       -                -               -                -
                                                                  ---------        ---------      ----------      -----------
                                                                    850,041          454,780        (172,638)       1,132,183
                                                                  ---------        ---------      ----------      -----------

Operating income (loss)                                             (35,053)          54,789         (27,104)          (7,368)

Interest income (expense) - net (excludes contractual interest expense of $70,531 and $31,230 for 2000 and 1999,
   respectively)                                                    (27,537)         (32,007)         35,583          (23,961)
                                                                  ---------        ---------      ----------      -----------
Income (loss) before (provision) benefit for income taxes
   and minority interest                                            (62,590)          22,782           8,479          (31,329)

(Provision) Benefit for income taxes                                 13,204          (10,204)              -            3,000
Minority interest                                                         -                -          (1,224)          (1,224)
Equity in income (loss) of subsidiaries                              37,288              903         (38,191)              -
                                                                  ---------        ---------      ----------      -----------

Income (loss) from continuing operations                            (12,098)          13,481         (30,936)         (29,553)

Income (loss) form discontined operations, net of applicable
   income taxes                                                      66,200                -               -           66,200
Gain (loss) on disposal of discontinued operations                  227,977                -               -          227,977
                                                                  ---------        ---------      ----------      -----------
Net income (loss)                                                 $ 282,079          $13,481       $ (30,936)       $ 264,624
                                                                  =========        =========      ==========      ===========



In thousands                                                                          Year ended October 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                  Entities in     Entities not in
                                                                Reorganization     Reorganization                         Combined
                                                                  Proceedings       Proceedings       Eliminations      Consolidated
                                                                  -----------       -----------       ------------      ------------
Revenues
  Net sales                                                        $ 774,221          $ 552,451        $ (212,526)      $ 1,114,146
  Other income                                                       (10,959)           (17,649)           32,517             3,909
                                                                   ---------          ---------        ----------       -----------
                                                                     763,262            534,802          (180,009)        1,118,055

Cost of sales                                                        625,650            474,761          (177,605)          922,806
Product, development, selling and administrative expenses            173,826             65,126                 -           238,952
Reorganization items                                                  20,304                  -                 -            20,304
Restructuring charges                                                      -             11,997                 -            11,997
Charge related to executive changes                                   19,098                  -                 -            19,098
Strategic and financing initiatives                                    7,716                  -                 -             7,716
                                                                   ---------          ---------        ----------       -----------
                                                                     846,594            551,884          (177,605)        1,220,873
                                                                   ---------          ---------        ----------       -----------

Operating income (loss)                                              (83,332)           (17,082)           (2,404)         (102,818)

Interest income (expense) - net (excludes contractual interest expense of $70,531 and $31,230 for 2000 and 1999,
   respectively)                                                     (19,092)            (9,773)               -            (28,865)
                                                                   ---------          ---------        ----------       -----------
Income (loss) before (provision) benefit for income taxes
   and minority interest                                            (102,424)           (26,855)           (2,404)         (131,683)

(Provision) Benefit for income taxes                                (204,985)           (15,463)                -          (220,448)
Minority interest                                                          -                  -              (957)             (957)
Equity in income (loss) of subsidiaries                           (1,397,768)               804         1,396,964                 -
                                                                   ---------          ---------        ----------       -----------

Income (loss) from continuing operations                          (1,705,177)           (41,514)        1,393,603          (353,088)

Income (loss) form discontined operations, net of applicable
   income taxes                                                     (742,307)           (55,873)                           (798,180)
Gain (loss) on disposal of discontinued operations                  (529,000)                -                 -           (529,000)
                                                                   ---------          ---------        ----------       -----------
Net income (loss)                                                $(2,976,484)         $ (97,387)      $ 1,393,603      $ (1,680,268)
                                                                 ============         =========       ===========      ============





                        CONDENSED COMBINED CONSOLIDATING
                        --------------------------------
                                  BALANCE SHEET
                                  -------------

In thousands                                                   As of October 31, 2000
---------------------------------------------------------------------------------------------------------
                                            Entities in     Entities Not in
                                           Reorganization   Reorganization                    Combined
                                            Proceedings      Proceedings     Eliminations   Consolidated
                                           --------------   ---------------  ------------   ------------
Assets

Current Assets
   Cash and cash equivalents               $    21,241      $    50,882    $      --      $    72,123
   Accounts receivable-net                      98,930           78,221           --          177,151
   Intercompany receivables                  1,744,829          274,140     (2,018,969)          --
   Inventories                                 272,773          163,514        (25,956)       410,331
   Other current assets                         10,797           39,027             (5)        49,819
   Prepaid income taxes                         (2,543)           2,543           --             --
                                           -----------      -----------    -----------     ----------
                                             2,146,027          608,327     (2,044,930)       709,424

Assets of Discontinued Beloit Operations        15,231             --             --           15,231

Property, Plant and Equipment - Net            128,605           48,808           --          177,413

Intangible Assets                              143,365          207,538           (125)       350,778

Deferred Income Taxes                             --               --             --             --

Investment in Subsidiaries                     796,008          970,008     (1,763,769)         2,247

Other Assets                                    25,504           12,293             38         37,835
                                           -----------      -----------    -----------    -----------
Total Assets                               $ 3,254,740      $ 1,846,974    $(3,808,786)   $ 1,292,928
                                           ===========      ===========    ===========    ===========



In thousands                                                   As of October 31, 1999
--------------------------------------------------------------------------------------------------------

                                             Entities in   Entities Not in
                                           Reorganization    Reorganization                    Combined
                                             Proceedings      Proceedings    Eliminations   Consolidated
                                           --------------   ---------------  ------------   ------------
Assets

Current Assets
   Cash and cash equivalents               $    30,175      $    27,278     $      --      $    57,453
   Accounts receivable-net                     127,990           82,005          (7,165)       202,830
   Intercompany receivables                  1,649,370          306,314      (1,955,684)          --
   Inventories                                 274,624          199,730         (26,699)       447,655
   Other current assets                         13,790           36,660              (3)        50,447
   Prepaid income taxes                         (4,170)           4,170            --             --
                                           -----------      -----------     -----------     ----------
                                             2,091,779          656,157      (1,989,551)       758,385

Assets of Discontinued Beloit Operations       278,000             --              --          278,000

Property, Plant and Equipment - Net            143,860           66,887            --          210,747

Intangible Assets                              163,348          242,126          (9,590)       395,884

Deferred Income Taxes                             (572)            --               572           --

Investment in Subsidiaries                   1,312,782          833,097      (2,145,879)          --

Other Assets                                    65,543            2,914             340         68,797
                                           -----------      -----------      ----------     ----------
Total Assets                               $ 4,054,740      $ 1,801,181     $(4,144,108)    $1,711,813
                                           ===========      ===========     ===========     ==========




                        CONDENSED COMBINED CONSOLIDATING
                        --------------------------------
                                  BALANCE SHEET
                                  -------------


In thousands                                                       As of October 31, 2000
--------------------------------------------------------------------------------------------------------------
                                                  Entities in    Entities Not in
                                                 Reorganization   Reorganization                    Combined
                                                  Proceedings      Proceedings    Eliminations    Consolidated
                                                 --------------  ---------------  ------------    ------------
Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:

   Short-term notes payable, including current
      portion of long-term obligations             $    30,668    $    78,106    $      --      $   108,774
   Trade accounts payable                               31,793         40,698           --           72,491
   Intercompany accounts payable                     1,637,360        372,829     (2,010,189)          --
   Employee compensation and benefits                   38,819          8,092          5,299         52,210
   Advance payments and progress billings                2,137          8,915           --           11,052
   Accrued warranties                                   23,230         11,711           --           34,941
   Restructuring charges and other                     162,035         62,415        (13,290)       211,160
                                                   -----------    -----------    -----------   ------------
                                                     1,926,042        582,766     (2,018,180)       490,628


Long-term Obligations                                    1,591          1,533           --            3,124

Liability for Postretirement Benefits
  and Accrued Pension Costs                             48,902          2,466         (5,299)        46,069

Deferred Income Taxes                                   (1,846)         1,846           --             --

Other Liabilities                                        5,841             25           --            5,866

Liabilities Subject to Compromise                    1,220,675           --             --        1,220,675

Liabilities of Discontinued Operations,
     including liabilities subject to compromise
     of $246,154 and $494,806                          301,105         25,963        (12,343)       314,725


Minority Interest                                           --             --          6,533          6,533

Shareholders' Equity (Deficit)
   Common stock                                         55,983        689,244       (693,558)        51,669
   Capital in excess of par value                    2,194,684        355,802     (1,986,944)       563,542
   Retained earnings                                (2,227,903)       326,990        696,599     (1,204,314)
   Cumulative translation adjustments                 (169,631)      (145,016)       204,406       (110,241)
   Pension adjustments                                  (4,633)          --             --           (4,633)
   Less: Stock Employee Compensation Trust                (100)          --             --             (100)
              Treasury stock                           (90,615)          --             --          (90,615)
                                                   -----------    -----------    -----------    -----------
                                                      (242,215)     1,227,020     (1,779,497)      (794,692)
                                                   -----------    -----------    -----------    -----------
                                                   $ 3,260,095    $ 1,841,619    $(3,808,786)   $ 1,292,928
                                                   ===========    ===========    ===========    ===========


In thousands                                                      As of October 31, 1999
-------------------------------------------------------------------------------------------------------------
                                                   Entities in   Entities Not in
                                                 Reorganization   Reorganization                  Combined
                                                  Proceedings      Proceedings   Eliminations    Consolidated
                                                 --------------  --------------- ------------    ------------
Liabilities and Shareholders' Equity
Current Liabilities:

   Short-term notes payable, including current
      portion of long-term obligations             $         6    $   144,562    $      --      $   144,568
   Trade accounts payable                               25,822         44,190           --           70,012
   Intercompany accounts payable                     1,575,756        379,928     (1,955,684)          --
   Employee compensation and benefits                   34,523          9,356           --           43,879
   Advance payments and progress billings               17,801         27,539           --           45,340
   Accrued warranties                                   26,336         13,530           --           39,866
   Restructuring charges and other                     179,632         58,475        (10,556)       227,551
                                                    ----------    -----------    -----------    -----------
                                                     1,859,876        677,580     (1,966,240)       571,216


Long-term Obligations                                  167,220            959            (82)       168,097

Liability for Postretirement Benefits
  and Accrued Pension Costs                             52,613          3,216         (8,374)        47,455

Deferred Income Taxes                                   (2,397)         2,353             44           --

Other Liabilities                                        7,780             75           --            7,855

Liabilities Subject to Compromise                    1,193,554            --            --        1,193,554

Liabilities of Discontinued Operations,
     including liabilities subject to compromise
     of $246,154 and $494,806                          543,494        198,771           --          742,265


Minority Interest                                           --             --          6,522          6,522

Shareholders' Equity (Deficit)
   Common stock                                         55,482        693,993       (697,806)        51,669
   Capital in excess of par value                    2,027,380         77,854     (1,532,661)       572,573
   Retained earnings                                (1,656,836)       182,232          5,666     (1,468,938)
   Cumulative translation adjustments                  (92,931)       (35,852)        48,823        (79,960)
   Pension adjustments                                    --             --             --             --
   Less: Stock Employee Compensation Trust              (1,612)          --             --           (1,612)
              Treasury stock                           (98,883)          --             --          (98,883)
                                                   -----------    -----------    -----------      ---------
                                                       232,600        918,227     (2,175,978)    (1,025,151)
                                                   -----------    -----------    -----------    -----------
                                                   $ 4,054,740    $ 1,801,181    $(4,144,108)   $ 1,711,813
                                                   ===========    ===========    ===========    ===========


                             COMBINED CONSOLIDATING
                             STATEMENT OF CASH FLOW

In thousands                                                         As of October 31, 2000
------------------------------------------------------------------------------------------------------

                                                              Entities in  Entities Not in
                                                            Reorganization  Reorganization  Combined
                                                             Proceedings     Proceedings  Consolidated
                                                            -------------- -------------- ------------

Net cash provided (used) by Continuing Operations             $  15,947      $  52,645    $  36,698

Investment and other transactions:
       Property, plant and equipment acquired                   (24,791)        (7,619)     (32,410)
       Property, plant and equipment retired                     11,427         11,359       22,786
       Deposit related to APP letters of credit and other        10,526         11,180       21,706

                                                              ---------       --------    ---------
       Net cash provided (used) by investment and other
       transactions                                              (2,838)        14,920       12,082
                                                              ---------       --------    ---------
Financing Activities:
       Dividends paid                                              --             --           --
       Financing fees related to DIP Facility                    (2,563)          --         (2,563)
       Borrowings under DIP Facility                            115,000           --        115,000
       Repayment of borrowings under DIP Facility              (252,000)          --       (252,000)
       Issuance of long-term obligations                          2,043           --          2,043
       Payments on long-term obligations                            (11)       (47,554)     (47,565)
       Increase (decrease) in short-term notes payable- net         --           3,345        3,345
                                                              ---------      ---------    ---------
            Net cash provided (used) by financing activities   (137,531)       (44,209)    (181,740)
                                                              ---------      ---------    ---------

Effect of Exchange Rate Changes on Cash and Cash Equivalents        --          (3,952)      (3,952)
                                                              ---------      ---------    ---------


Cash Provided (Used) by Discontinued Operations                 147,382          4,200      151,582

Increase (Decrease) in Cash and Cash Equivalents                 (8,934)        23,604       14,670
Cash and Cash Equivalents at Beginning of Year                   30,175         27,278       57,453
                                                              ---------      ---------    ---------
Cash and Cash Equivalents at End of Year                      $  21,241      $  50,882    $  72,123
                                                              =========      =========    =========

In thousands                                                               As of October 31, 1999
------------------------------------------------------------------------------------------------------------

                                                               Entities in     Entities Not in
                                                              Reorganization    Reorganization    Combined
                                                               Proceedings       Proceedings    Consolidated
                                                              --------------   ---------------  ------------

Net Cash Provided (Used) by Continuing Operations              $ (12,778)       $  23,346        $  10,568

Investment and other transactions:
       Property, plant and equipment acquired                    (17,117)          (9,493)         (26,610)
       Property, plant and equipment retired                       2,313           10,005           12,318
       Deposit related to APP letters of credit and other
       transactions                                              (16,434)            --            (16,434)
                                                               ---------        ---------        ---------
       Net cash provided (used) by investment and
       other transactions                                        (31,238)             512          (30,726)
                                                               ---------        ---------        ---------
Financing Activities:
       Dividends paid                                             (4,592)                           (4,592)
       Financing fees related to DIP Facility                    (15,000)                          (15,000)
       Borrowings under DIP Facility                             167,000                           167,000
       Repayment of borrowings under DIP Facility                   --                                --
       Issuance of long-term obligations                         125,000                           125,000
       Payments on long-term obligations                             (25)          (2,088)          (2,113)
       Increase (decrease) in short-term notes payable- net      (21,610)          40,520           18,910
                                                               ---------        ---------        ---------
            Net cash provided (used) by financing activities     250,773           38,432          289,205
                                                               ---------        ---------        ---------

Effect of Exchange Rate Changes on Cash and Cash Equivalents        --                (93)             (93)
                                                               ---------        ---------        ---------


Cash Provided (Used) by Discontinued Operations                 (180,909)         (60,604)        (241,513)

Increase (Decrease) in Cash and Cash Equivalents                  25,848            1,593           27,441
Cash and Cash Equivalents at Beginning of Year                     4,327           25,685           30,012
                                                               ---------        ---------        ---------
                                                               $  30,175        $  27,278        $  57,453
Cash and Cash Equivalents at End of Year                       =========        =========        =========


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Francis, Wisconsin, on the ____th day of January, 2001.


                             HARNISCHFEGER INDUSTRIES, INC.
                             ------------------------------
                                     (Registrant)

                                 /s/ JOHN NILS HANSON
                             ---------------------------
                                    John Nils Hanson
                                  Chairman, President
                              And Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 11, 2001.

        Signature                              Title

        /s/ JOHN NILS HANSON                   Chairman, President and
        -----------------------                Chief Executive Officer
            John Nils Hanson

        /s/ KENNETH A. HILTZ                   Senior Vice President and
        -----------------------                Chief Financial Officer
            Kenneth A. Hiltz

        /s/ MICHAEL S. OLSEN                   Vice President and Controller
        -----------------------
            Michael S. Olsen

                    (1)                        Director
        -----------------------
            Donna M. Alvarado

                    (1)                        Director
        -----------------------
            John D. Correnti

                    (1)                        Director
        -----------------------
            Harry L. Davis

                    (1)                        Director
        -----------------------
            Robert M. Gerrity

                    (1)                        Director
        -----------------------
            Robert Hoffman

                    (1)                        Director
        -----------------------
         Jean-Pierre Labruyere

                    (1)                        Director
        -----------------------
            L. Donald LaTorre

                    (1)                        Director
        -----------------------
            Stephen M. Peck

                    (1)                        Director
        -----------------------
            Leonard E. Redon



(1) John Nils Hanson, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named Directors of Harnischfeger Industries, Inc. pursuant to powers of attorney executed by each of such Directors and filed with the Securities and Exchange Commission as an exhibit to this report.

                                              January 11, 2001




By:     /s/ JOHN NILS HANSON
        ----------------------------------
        John Nils Hanson, Attorney-in-fact

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Harnischfeger Industries, Inc.


Our audits of the consolidated financial statements referred to in our report dated January 12, 2001 appearing in this Annual Report on Form 10-K of Harnischfeger Industries, Inc. also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. As noted in our report, the company filed for Chapter 11 Bankruptcy protection on June 7, 1999, and filed a Joint Plan of Reorganization and Disclosure Statement, as amended, with the Bankruptcy Court on October 26, 2000, which raises substantial doubt about its ability to continue as a going concern and the recorded amounts and classification of assets and liabilities. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/S/PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
January 11, 2001


                         HARNISCHFEGER INDUSTRIES, INC.
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                       Balance at    Additions   Additions                       Currency                 Balance At
                                       Beginning        by        Charged                      Translation  Discontinued    End of
            Classification             of Year      Acquisiton   to Expense     Deductions (1)   Effects      Operations     Year
------------------------------------ ------------   ----------   -----------   ---------------  ------------ ------------- ---------
Allowance Deducted in
Balance Sheet from
Accounts Receivable:

For the year ended October 31, 2000
        Doubtful accounts             $   11,720   $      --     $     (763)  $       (2,310)   $        (516)   $  --      $  8,131
                                      ==========   ===========   ==========   ==============    =============    =======    ========

For the year ended October 31, 1999
        Doubtful accounts             $    9,889   $      --     $    8,602   $       (1,710)   $          12    $(5,073)   $ 11,720
                                      ==========   ===========   ==========   ==============    =============    =======    ========

For the year ended October 31, 1998
        Doubtful accounts             $    8,319   $       350   $    4,311   $       (1,374)   $         (22)   $(1,695)   $  9,889
                                      ==========   ===========   ==========   ==============    =============    =======    ========


---------------------------------------

(1)  Represents write-off of bad debts, net of recoveries.



Allowance Deducted in Balance Sheet from Deferred Tax Assets:

                                         Balance at     Additions   Additions   Balance
                                         Beginning         by        Charged    at End
                                          of Year      Acquisiton   to Expense  of Year
                                         ----------    ----------   ----------  --------

For the year ended October 31, 2000      $  387,321    $     --     $  96,539   $483,860
                                         ==========    ==========   ==========  ========

For the year ended October 31, 1999      $   47,038    $     --     $ 340,283   $387,321
                                         ==========    ==========   =========   ========

For the year ended October 31, 1998      $   34,895    $ 12,143     $   --      $ 47,038
                                         ==========    ========     ========    ========

EXHIBIT 10(p)


              EMPLOYMENT, CONSULTING, WAIVER AND RELEASE AGREEMENT

     AGREEMENT by and between Harnischfeger Industries, Inc., a Delaware corporation (the "Company"), and Mark E. Readinger (the "Executive"), dated as of November 30, 2000 (the "Effective Date").

     WHEREAS, the Executive has been employed as Senior Vice President of the Company and President of Beloit Corporation; and

     WHEREAS, the Company desires Executive to perform certain work and services hereafter described, on the terms and conditions hereafter set forth; and

     WHEREAS, by mutual agreement between the parties hereto, the Executive shall hereby resign, effective as of the Date of Termination, his positions Senior Vice President of the Company and as an officer and director of any subsidiary or affiliate of the Company for which he is serving in such positions.

     NOW, THEREFORE, BE IT RESOLVED, that the Company and the Executive, in consideration of the covenants herein set forth, hereby agree as follows:

     1. Employment Period. The Company shall employ the Executive, and the Executive shall serve the Company and Beloit Corporation, on the terms and conditions set forth in this Agreement, for the Employment Period (as defined in the next sentence). The "Employment Period" shall mean the period beginning on the Effective Date and ending January 2, 2001, unless earlier terminated as set forth herein.

     2. Position and Duties.

          (a) During the Employment Period, the Executive shall continue to serve as Senior Vice President of the Company and President of Beloit Corporation reporting to the Chief Executive Officer of the Company and with the principal duties of managing the Beloit Corporation wind down process and supporting the Company's reorganization process and Beloit Corporation's liquidation process.

          (b) During the Employment Period, the Executive shall devote reasonable attention and time during normal business hours to the business and affairs of the Company and Beloit Corporation and its subsidiaries and, to the extent necessary to discharge duties and the responsibilities assigned to the Executive under this Agreement, use the Executive's reasonable best efforts to carry out such duties and responsibilities faithfully and efficiently. It shall not be considered a violation of the foregoing for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions, (C) manage personal investments and (D) continue to search for new employment; provided, that such activities do not significantly interfere with the performance of the Executive's duties and responsibilities as an employee of the Company in accordance with this Agreement, do not violate Section 11 of this Agreement or any corporate policy of the Company and, with respect to service on corporate boards of directors, are approved by the Company.

          (c) During the period following the Date of Termination and ending on the earlier of (i) the effective date of the confirmation of the plan of reorganization of Beloit Corporation providing for the liquidation of Beloit Corporation or (i) June 30, 2001, (the "Consulting Period"), Executive agrees to provide reasonable consulting services to the Company from time to time upon the request of the Company's Chief Executive Officer or General Counsel. Executive agrees to make himself reasonably available to the Company to respond to requests by the Company for information concerning matters involving facts or events relating to Beloit Corporation or any Beloit Corporation subsidiary that may be within the Executive's knowledge and to assist the Company and its subsidiaries as reasonably requested in connection with the Beloit Corporation wind down process, Company's reorganization process, and Beloit Corporation's liquidation process. Except for the reimbursement of expenses as provided in Section 3(c) and the other benefits expressly provided in this Agreement, Executive shall receive no additional compensation for services provided during the Consulting Period.

     3.  Compensation.

          (a) Salary. During the Employment Period, the Executive shall receive a monthly salary ("Monthly Salary") from Beloit Corporation of $30,000.00 (thirty thousand dollars).

          (b) Other Benefits. During the Employment Period, the Executive and, if applicable, the Executive's family, shall be eligible for participation in, and shall receive all benefits under, all welfare benefit plans, practices, policies and programs provided by the Company (including, without limitation, medical, prescription, dental, disability, senior employee life insurance, group life insurance, accidental death and travel accident insurance plans and programs) to the same extent as generally applicable to other senior executives employed by the Company.

          (c) Expenses. During the Employment Period and the Consulting Period, the Executive shall be entitled to receive prompt reimbursement from Beloit Corporation for all reasonable business expenses incurred by the Executive in accordance with the Company's policies, practices and procedures for reimbursement of business expenses.

4.   Termination of Employment.

          (a) Expiration of Employment Period. The Executive's employment shall terminate automatically at the end January 2, 2001, unless earlier terminated as set forth herein.

          (b) By the Company. The Company may terminate the Executive's employment during the Employment Period for Cause or without Cause. "Cause" means:


          A. the willful and continued failure of the Executive substantially to perform the Executive's duties under this Agreement (other than as a result of physical or mental illness or injury), after the Board of Directors of the Company (the "Board") or the President and Chief Operating Officer of the Company delivers to the Executive a written demand for substantial performance that specifically identifies the manner in which the Board or the President and Chief Operating Officer believes that the Executive has not substantially performed the Executive's duties under this Agreement; or

          B. willful illegal conduct or gross misconduct by the Executive, that results in material and demonstrable damage to the business or reputation of the Company or its subsidiaries; or

          C.   any willful violation of Section 6 of this Agreement; or

          D. the Executive's conviction of, or plea of guilty or nolo contendere to, a felony; or

          E. any willful illegal conduct or gross misconduct by the Executive in connection with the Company or its affiliates, any material dishonesty by the Executive in connection with his employment and any material failure by the Executive to comply with the Company's employment policies, rules or regulations. No act or failure to act on the part of the Executive shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act or failure to act that is based upon authority given pursuant to a resolution duly adopted by the Board, the instructions of the President and Chief Operating Officer or a senior officer of the Company, or the advice of counsel for the Company, shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company.

          (c) Death. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period.

          (d) Notice of Termination. Any termination by the Company of Executive's employment prior to January 2, 2001 shall be communicated by Notice of Termination to Executive given in accordance with Section 13(b) of this Agreement. A "Notice of Termination" means a written notice which
     (i) states that the Company is terminating Executive's employment, and (ii) specifies the termination date (such date or January 2, 2001, whichever occurs first, shall be the "Date of Termination").

     5. Obligations of the Company Upon Termination of Employment or Expiration of Employment Period. Upon expiration of the Employment period, Executive's death during the Employment Period, or if the Company terminates the Executive's employment without cause prior to the expiration of the Employment Period as provided herein, the Company shall provide to the Executive the following payments and benefits:

               (i) Within 5 days following the Date of Termination, a lump sum cash payment equal to the sum of (A) the Executive's Monthly Salary through the Date of Termination, and (B) the value of the Executive's accrued, but unused, vacation days, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (A) and (B) shall be hereinafter referred to as the "Accrued Obligations") and
          (C) twenty-four (24) times the Executive's Monthly Salary.

               (ii) For a period of twenty-four (24) months following the Date of Termination (the "Continuation Period"), the Company shall provide the Executive and, if applicable, the Executive's family with medical, dental and life insurance benefits at least as favorable as those that would have been provided to them under Section 3(b) of this Agreement if the Executive's employment with the Company had continued until the end of the Continuation Period, at the same cost to the Executive as if the Executive had continued employment; provided, however, that during any period when the Executive is eligible to receive such benefits under another employer-provided plan, the benefits provided by the Company under this subparagraph may be made secondary to those provided under such other plan.

               (iii) For purposes of the Company's Supplemental  Retirement Plan
          (or any successor plan with the same general purpose as the Supplemental Retirement Plan), Executive shall be deemed to have been employed by the Company and to have received the Monthly Salary during the Continuation Period.

     6. Waiver of Other Payments and Benefits. The compensation and benefits arrangements set forth in this Agreement are in lieu of any rights or claims that the Executive may have with respect to severance, retention or other benefits, or any other form of remuneration from the Company or any of its subsidiaries or affiliates (the "Company Entities"), other than benefits under any tax-qualified employee pension benefit plans subject to the Employee
Retirement Income Security Act of 1974, as amended (including the Company's 401(k) plan and tax-qualified pension plan) and the Company's Supplemental Retirement Plan (or any successor plan with the same general purpose as the Supplemental Retirement Plan). Without limiting the generality of the foregoing, the Executive hereby expressly waives any right or claims that he may have or could assert to payment for salary, bonuses, payments under supplemental retirement plans and incentive plans (including without limitation

               (i) the Change in Control Agreement made and entered into as of September 30, 1999 by and between the Company and Executive,

               (ii) the Harnischfeger Industries, Inc. Long-Term Compensation Plan for Key Executives, and

               (iii) any executive or employee retention plans),

life insurance benefits, perquisites, expenses and attorneys' fees, except as otherwise expressly provided in this Agreement or as mandated under applicable law.

     7. No Admission of Wrongdoing. Nothing contained in this Agreement shall be construed in any way as an admission by any of the parties of any act, practice or policy of discrimination or breach of contract in violation of applicable law or otherwise.

     8. Waiver and Release.

          (a) In consideration of the payments and benefits set forth in this Agreement, except for the payment and benefits expressly provided herein the Executive, for himself, his heirs, administrators, representatives, executors, successors and assigns (collectively "Releasors") does hereby irrevocably and unconditionally release, acquit and forever discharge the Company Entities and their trustees, officers, security holders, partners, agents, and former and current employees and directors, including without limitation all persons acting by, through, under or in concert with any of them (collectively, Releasees"), from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, controversies, damages, remedies, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs) of any nature whatsoever, known or unknown, whether in law or equity and whether arising under federal, state or local law and in particular including any claim for discrimination based upon race, color, ethnicity, sex, age (including the Age Discrimination in Employment Act of 1967) (the "ADEA Release"), national origin, religion, disability, or any other lawful criterion or circumstance, which the Releasors had, now have, or may have in the future, against each or any of the Releasees from the beginning of the world until the date of the execution of this Agreement. The Executive acknowledges and agrees that if he or any other Releasor should hereafter make any claim or demand or commence or threaten to commence any action, claim or proceeding against the Releasees with respect to any cause, matter or thing which is the subject of this Section (5)(d), this Agreement may be raised as a complete bar to any such action, claim or proceeding, and the applicable Releasee may recover from the Executive all costs incurred in connection with such action, claim or proceeding, including attorneys' fees.

          (b) The Executive affirms that prior to the execution of this Agreement and the waiver and release in Section 8(b), the Executive was advised by the Company to consult with an attorney of the Executive's choice concerning the terms and conditions set forth herein, and that the Executive was given up to 21 days to consider executing this Agreement, including the ADEA Release in Section 8(b). The Executive has 7 days following his execution of this Agreement to revoke the ADEA Release. In the event the Executive Revokes the ADEA Release, the Executive shall return to the Company any amounts paid to the Executive under this Agreement.

     9. Resignation of Offices. By mutual agreement with the Company, the Executive hereby resigns, effective as of the Date of Termination, from his position as Senior Vice President of the Company and from all other positions the Executive may currently hold as an officer or member of the board of directors of any of the Company Entities. The Executive shall sign and deliver to the Company such other documents as may be necessary to effect or reflect such resignations.

     10. Cause. If the Executive's employment is terminated by the Company for Cause during the Employment Period, the Company shall pay the Executive the Executive's Accrued Obligations in a lump sum within 5 days following the Date of Termination through the Date of Termination to the extent not yet paid, and the Company shall have no further obligations under this Agreement.

     11.  Confidential  Information;  Noncompetition;  Nonsolicitation.

          (a) The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies and their respective businesses that the Executive obtains during the Executive's employment by the Company or any of its affiliated companies and that is not public knowledge (other than as a result of the Executive's violation of this Section 11(a)) ("Confidential Information"). The Executive shall not communicate, divulge or disseminate Confidential Information at any time during or after the Executive's employment with the Company, except with the prior written consent of the Company or as otherwise required by law or legal process. All computer software, business cards, telephone lists, customer lists, price lists, contract forms, catalogs, the Company books, records, files and know-how acquired while an employee of the Company are acknowledged to be the property of the Company and shall not be duplicated, removed from the Company's possession or premises or made use of other than in pursuit of the Company's business or as may otherwise be required by law or any legal process, or as is necessary in connection with any adversarial proceeding against the Company and, upon termination of employment for any reason, the Executive shall deliver to the Company, without further demands, all copies thereof which are then in his possession or under his control.

          (b) During the Noncompetition Period (as defined below), the Executive shall not, without the prior written consent of the Board, engage in or become associated with a Competitive Activity. For purposes of this Section 11(b), (i) the "Noncompetition Period" means the period during which the Executive is employed by the Company pursuant to this Agreement and one year following the Date of Termination; (ii) a "Competitive Activity" means any business or other endeavor that is in substantial competition with any business conducted by the Company at such time; and (iii) the Executive shall be considered to have become "associated with a Competitive Activity" if he becomes directly or indirectly involved as an owner, shareholder, employee, officer, director, independent contractor, agent, partner, advisor, or in any other capacity calling for the rendition of the Executive's personal services, with any individual, partnership, corporation or other organization that is engaged in a Competitive Activity. Notwithstanding the foregoing, the Executive may make and retain investments during the Noncompetition Period in not more than three percent of the equity of any entity engaged in a Competitive Activity, if such equity is listed on a national securities exchange or regularly traded in an over-the-counter market.

          (g) During the Noncompetition Period, the Executive will not, directly or indirectly, solicit for employment by other than the Company any person (other than any personal assistant hired to work directly for the Executive) employed by the Company, nor will the Executive, directly or indirectly, solicit for employment by other than the Company any person known by the Executive (after reasonable inquiry) to be employed at the time by the Company.

          (h) The Executive shall continue to be subject to the terms of the Harnischfeger Industries, Inc. Employee Proprietary Rights and Confidentiality Agreement pursuant to the terms of such agreement. Following a Change of Control, the Executive shall be subject to the provisions set forth below in this Section 11(d) with respect to the Company. The Executive shall promptly communicate to the Company all ideas, discoveries and inventions which are or may be useful to the Company or its business. The Executive acknowledges that all ideas, discoveries, inventions, and improvements which heretofore have been or are hereafter made, conceived, or reduced to practice by him at any time during his employment with the Company or heretofore or hereafter gained by him at any time during his employment with the Company are the property of the Company, and the Executive hereby irrevocably assigns all such ideas, discoveries, inventions, and improvements to the Company for its sole use and benefit, without additional compensation. The provisions of this
     Section 11(d) shall apply whether such ideas, discoveries, inventions, or improvements were or are conceived, made or gained by him along or with others, whether during or after usual working hours, whether on or off the job, whether applicable to matters directly or indirectly related to the Company's business interests (including potential business interests), and whether or not within the specific realm of his duties. The Executive shall, upon request of the Company, but at no expense to the Executive, at any time during or after his employment with the Company, sign all instruments and documents reasonably requested by the Company and otherwise cooperate with the Company to protect its right to such ideas, discoveries, inventions, or improvements including applying for, obtaining, and enforcing patents and copyrights thereon in such countries as the Company shall determine.

          (i) The provisions of Sections 11(a), (b), (c) and (d) of this Agreement shall remain in full force and effect until the expiration of the period specified herein notwithstanding the earlier termination of the Executive's employment hereunder. For purposes of this Section 7, the "Company" shall include all subsidiaries of the Company other than Beloit Corporation and its subsidiaries.

          (j) In the event of a breach of the  Executive's  covenants under this
     Section 7, it is understood and agreed that the Company shall be entitled to injunctive relief, as well as any other legal or equitable remedies.

          12. Successors. (a) This Agreement is personal to the Executive and, without the prior written consent of the Company, shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

          (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

          13. Miscellaneous. (a) This Agreement shall be governed by, and construed in accordance with, the laws of the State of Wisconsin, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified except by a written agreement executed by the parties hereto or their respective successors and legal representatives.

          (b) All notices and other communications under this Agreement shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

         If to the Executive:

                  Mark E. Readinger
                  244 Mary Street
                  Winnetka/Glencoe, IL 60093

         If to the Company:

                  Harnischfeger Industries, Inc.
                  3600 S. Lake Drive
                  St. Francis, WI  53235

                  Attention:  General Counsel

or to such other address as either party furnishes to the other in writing in accordance with this Section 13. Notices and communications shall be effective when actually received by the addressee.

          (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement. If any provision of this Agreement shall be held invalid or unenforceable in part, the remaining portion of such provision, together with all other provisions of this Agreement, shall remain valid and enforceable and continue in full force and effect to the fullest extent consistent with law.

          (d) Any dispute or controversy between the parties relating to or arising out of this Agreement or any amendment or modification hereof shall be determined by arbitration in Milwaukee, Wisconsin by and pursuant to the rules then prevailing of the American Arbitration Association, other than claims for injunctive relief under Section 6. The arbitration award shall be final and binding upon the parties and judgment may be entered thereon by any court of competent jurisdiction. The service of any notice, process, motion or other document in connection with any arbitration under this Agreement or the enforcement of any arbitration award hereunder may be effectuated either by personal service upon a party or by certified mail duly addressed to him or to his executors, administrators, personal representatives, next of kin, successors or assigns, at the last known address or addresses of such party or parties.

          (e) Notwithstanding any other provision of this Agreement, the Company may withhold from amounts payable under this Agreement all federal, state, local and foreign taxes that are required to be withheld by applicable laws or regulations.

          (f) The Executive's or the Company's failure to insist upon strict compliance with any provision of, or to assert any right under, this Agreement shall not be deemed to be a waiver of such provision or right or of any other provision of or right under this Agreement.

          (g) The Executive and the Company acknowledge that this Agreement supersedes any other agreement between them concerning the subject matter hereof.

          (h) This Agreement may be executed in several counterparts, each of which shall be deemed an original, and said counterparts shall constitute but one and the same instrument.

     IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and the Company has caused this Agreement to be executed in its name on its behalf, all as of the day and year first above written.




                                               ------------------------------
                                               Mark E. Readinger




                                               Harnischfeger Industries, Inc.

                                               By____________________________


EXHIBIT 21

HARNISCHFEGER INDUSTRIES, INC.

Subsidiaries as of October 31, 2000

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

                                                                  Jurisdiction
                                                                  ------------

Harnischfeger Corporation (d.b.a. P&H Mining Equipment)           Delaware
     Harnischfeger Corporation of Canada Ltd. (1)                 Canada
     HCHC, Inc.                                                   Delaware
        Harnischfeger de Chile Ltda. (2)                          Chile
           Comercial Otero S.A. (3)                               Chile
        Harnischfeger of Australia Pty. Ltd. (4)                  Australia
        Harnischfeger do Brasil Comercio e Industria Ltda. (5)    Brazil
     The Horsburgh & Scott Company                                Ohio
        American Alloy Company                                    Ohio
Joy Technologies Inc. (d.b.a. Joy Mining Machinery)               Delaware
     Harnischfeger (South Africa) (Proprietary) Ltd.              South Africa
     HCHC UK Holdings, Inc.                                       Delaware
        Harnischfeger ULC (6)                                     United Kingdom
            Harnischfeger Ventures Ltd.                           United Kingdom
            Harnischfeger Industries Ltd.                         United Kingdom
                  Joy Mining Machinery Ltd.                       United Kingdom
     Joy Manufacturing Company Pty. Ltd.                          Australia
        Cram Australia Pty. Ltd.                                  Australia
     JTI UK Holdings, Inc.                                        Delaware
Beloit Corporation (7)                                            Delaware

-------------------

(1) Harnischfeger Corporation owns 77.272% and Joy Technologies Inc. owns 22.728% of the voting securities of Harnischfeger Corporation of Canada Ltd.

(2) HCHC, Inc. owns 90% and Harnischfeger Corporation owns 10% of the voting securities of Harnischfeger de Chile Ltda.

(3) Harnischfeger de Chile Ltda. owns 99.999% and Harnischfeger Corporation owns .001% of the voting securities of Comercial Otero S.A.

(4) HCHC, Inc. owns 75% of the voting securities of Harnischfeger of Australia Pty. Ltd.

(5) HCHC, Inc. owns 99.999% and Harnischfeger Corporation owns .001% of Harnischfeger do Brasil Comercio e Industria Ltda.

(6) HCHC UK Holdings, Inc. owns 85% and JTI UK Holdings, Inc. owns 15% of the voting securities of Harnischfeger ULC.

(7) Harnischfeger Industries, Inc. owns 80% of the voting securities of Beloit Corporation. Beloit Corporation is a discontinued unit.

EXHIBIT 23

HARNISCHFEGER INDUSTRIES, INC.

Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 and in the Registration Statements on Form S-8 listed below of Harnischfeger Industries, Inc. of our report dated January 11, 2001 appearing in this Annual Report on Form 10-K.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
January 11, 2001


EXHIBIT 24

                                POWER OF ATTORNEY

                             Form 10-K Annual Report


     WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 2000; and,

     WHEREAS, the undersigned is a Director of the Corporation;

     NOW, THEREFORE, the undersigned hereby constitutes and appoints John N. Hanson as her attorney, with full power to act for her and in her name, place and stead, to sign her name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has hereunto set her hand and seal this ___ day of December, 2000.




                                             /s/                        (SEAL)
                                                  Donna M. Alvarado



                                POWER OF ATTORNEY

                             Form 10-K Annual Report


     WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 2000; and,

     WHEREAS, the undersigned is a Director of the Corporation;

     NOW, THEREFORE, the undersigned hereby constitutes and appoints John N. Hanson as his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 13th day of December, 2000.




                                                 /s/                     (SEAL)
                                                  Harry L. Davis



                                POWER OF ATTORNEY

                             Form 10-K Annual Report


     WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 2000; and,

     WHEREAS, the undersigned is a Director of the Corporation;

     NOW, THEREFORE, the undersigned hereby constitutes and appoints John N. Hanson as his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this ___ day of December, 2000.




                                            /s/                          (SEAL)
                                       Stephen M. Peck


                                POWER OF ATTORNEY

                             Form 10-K Annual Report


     WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 2000; and,

     WHEREAS, the undersigned is a Director of the Corporation;

     NOW, THEREFORE, the undersigned hereby constitutes and appoints John N. Hanson as his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this ___ day of December, 2000.




                                              /s/                       (SEAL)
                                          John D. Correnti



                                POWER OF ATTORNEY

                             Form 10-K Annual Report


     WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 2000; and,

     WHEREAS, the undersigned is a Director of the Corporation;

     NOW, THEREFORE, the undersigned hereby constitutes and appoints John N. Hanson as his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 15th day of December, 2000.




                                            /s/                         (SEAL)
                                         Robert B. Hoffman


                                POWER OF ATTORNEY

                             Form 10-K Annual Report


     WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 2000; and,

     WHEREAS, the undersigned is a Director of the Corporation;

     NOW, THEREFORE, the undersigned hereby constitutes and appoints John N. Hanson as his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this ___ day of December, 2000.




                                           /s/                           (SEAL)
                                        Jean-Pierre Labruyere


                                POWER OF ATTORNEY

                             Form 10-K Annual Report


     WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 2000; and,

     WHEREAS, the undersigned is a Director of the Corporation;

     NOW, THEREFORE, the undersigned hereby constitutes and appoints John N. Hanson as his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this ___ day of December, 2000.




                                            /s/                          (SEAL)
                                         Robert M. Gerrity




                                POWER OF ATTORNEY

                             Form 10-K Annual Report


     WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 2000; and,

     WHEREAS, the undersigned is a Director of the Corporation;

     NOW, THEREFORE, the undersigned hereby constitutes and appoints John N. Hanson as his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 11th day of December, 2000.




                                           /s/                           (SEAL)
                                         L. Donald LaTorre


                                POWER OF ATTORNEY

                             Form 10-K Annual Report


     WHEREAS, Harnischfeger Industries, Inc., a Delaware corporation (hereinafter referred to as the "Corporation"), will file with the Securities and Exchange Commission, under the provisions of the Securities Exchange Act of 1934, a Form 10-K Annual Report for the fiscal year ended October 31, 2000; and,

     WHEREAS, the undersigned is a Director of the Corporation;

     NOW, THEREFORE, the undersigned hereby constitutes and appoints John N. Hanson as his attorney, with full power to act for him and in his name, place and stead, to sign his name in the aforesaid capacity to such Form 10-K Annual Report, hereby ratifying and confirming all that said attorney may or shall lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 13th day of December, 2000.




                                              /s/                       (SEAL)
                                         Leonard E. Redon