Form 10-Q
period 2001-01-31
HARNISCHFEGER INDUSTRIES INC
filed 2001-03-13
CIK 801898

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      _X_            OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001
                                ----------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      ___            OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ___ TO ___.

                          COMMISSION FILE NUMBER 1-9299

                         HARNISCHFEGER INDUSTRIES, INC.
              (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                          39-1566457
------------------------------                     -----------------------------
   (State of Incorporation)                              (I.R.S. Employer
                                                         Identification No.)

3600 South Lake Drive, St. Francis, Wisconsin               53235-3716
---------------------------------------------      -----------------------------
(Address of principal executive offices)                    (Zip Code)

(414) 486-6400
----------------
(Registrant's Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                               Outstanding at March 13, 2001
----------------------------------                 -----------------------------
Common Stock, $1 par value                                 48,249,089 shares



                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                               FORM 10-Q -- INDEX
                                January 31, 2001

PART I. - FINANCIAL INFORMATION                                        Page No.
                                                                       --------

Item 1 - Financial Statements:

           Consolidated Statement of Operations -
           Three Months Ended January 31, 2001 and 2000                  3

           Consolidated Balance Sheet -
           January 31, 2001 and October 31, 2000                         4 - 5

           Consolidated Statement of Cash Flow -
           Three Months Ended January 31, 2001 and 2000                  6

           Consolidated Statement of Shareholders' Equity (Deficit) -
           Three Months Ended January 31, 2001 and 2000                  7

           Notes to Consolidated Financial Statements                    8 - 27

Item 2 -  Management's Discussion and Analysis
           of Financial Condition and Results of Operations             27 - 37

Item 3 - Quantitative and Qualitative Disclosures About
           Market Risk                                                  37


PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings                                              38
Item 2 - Changes in Securities                                          38

Item 3 - Defaults Upon Senior Securities                                38

Item 4 - Submission of Matters to a Vote of Security Holders            39

Item 5 - Other Information                                              39 - 40

Item 6 - Exhibits and Reports on Form 8-K                               40

Signatures                                                              41



                          PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                              January 31,
                                                       -------------------------
In thousands, except per share amounts                   2001             2000
-------------------------------------------------      ---------     -----------
Revenues
       Net sales                                       $ 267,506      $ 286,981
       Other income                                          546          1,047
                                                       ---------      ---------
                                                         268,052        288,028
Cost of sales                                            204,601        223,507
Product development, selling
        and administrative expenses                       51,539         52,416
Reorganization items                                      11,291         11,573
Restructuring charges                                       --            6,311
                                                       ---------      ---------
Operating income (loss)                                      621         (5,779)
Interest expense - net  (excludes
       contractual interest expense of
       $17,900)                                           (3,730)        (8,593)
                                                       ---------      ---------
Loss before provision for income
        taxes and minority interest                       (3,109)       (14,372)

Provision for income taxes                                (3,000)        (3,000)

Minority interest                                           (141)          (174)
                                                       ---------      ---------

Loss from continuing operations                           (6,250)       (17,546)

Loss from discontinued operations                         (9,048)          --
                                                       ---------      ---------

Net loss                                               $ (15,298)     $ (17,546)
                                                       =========      =========

Basic Earnings (Loss) Per Share:
        Loss from continuing operations                $   (0.13)     $  (0.38)
        Loss from discontinued operations                  (0.19)          --
                                                       ---------      ---------

Net loss per share                                     $   (0.32)     $  (0.38)
                                                       =========      =========

Diluted Earnings (Loss) Per Share:
        Loss from continuing operations                $   (0.13)     $  (0.38)
        Loss from discontinued operations                  (0.19)          --
                                                       ---------      ---------

Net loss per share                                     $   (0.32)     $  (0.38)
                                                       =========      =========


          See accompanying notes to consolidated financial statements


                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                           CONSOLIDATED BALANCE SHEET

                                                   January 31,       October 31,
In thousands                                          2001              2000
----------------------------------------------   -------------       -----------
                                                   (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents                        $    59,982       $   72,123
  Accounts receivable-net                              189,650          177,151
  Inventories                                          418,578          410,331
  Other                                                 56,160           49,819
                                                   -----------      -----------
                                                       724,370          709,424
                                                   -----------      -----------

Assets of Discontinued Beloit Operations                12,092           15,231

Property, Plant and Equipment:
  Land and improvements                                 17,644           17,548
  Buildings                                            127,609          127,724
  Machinery and equipment                              263,195          258,749
                                                   -----------      -----------
                                                       408,448          404,021
  Accumulated depreciation                            (232,760)        (226,608)
                                                    -----------      -----------
                                                       175,688          177,413
                                                   -----------      -----------

Investments and Other Assets:
  Goodwill                                             319,727          320,947
  Intangible assets                                     27,895           29,831
  Other                                                 39,902           40,082
                                                   -----------      -----------
                                                       387,524          390,860
                                                   -----------      -----------
                                                   $ 1,299,674      $ 1,292,928
                                                   ===========      ===========

        See accompanying notes to consolidated financial statements


                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                           CONSOLIDATED BALANCE SHEET


                                                                 January 31,     October 31,
In thousands                                                        2001            2000
------------------------------------------------------       ---------------   -------------
                                                                (Unaudited)
Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:
       Short-term notes payable, including current
              portion of long-term obligations                  $   145,882    $   108,774
       Trade accounts payable                                        61,344         72,491
       Employee compensation and benefits                            45,908         52,210
       Advance payments and progress billings                        15,834         11,052
       Accrued warranties                                            36,753         34,941
       Income taxes payable                                         106,622        104,869
       Accrued restructuring charges and other liabilities          102,071        106,291
                                                                -----------    -----------
                                                                    514,414        490,628

Long-term Obligations                                                 2,841          3,124

Other Non-current Liabilities:
       Liability for postretirement benefits                         32,500         32,331
       Accrued pension costs                                         14,250         13,738
       Other                                                          6,137          5,866
                                                                -----------    -----------
                                                                     52,887         51,935
Liabilities Subject to Compromise                                 1,230,424      1,220,675

Liabilities of Discontinued Beloit Operations,
       including liabilities subject to compromise
       of $249,298 and $246,154, respectively                       304,102        314,725

Minority Interest                                                     6,907          6,533

Commitments and Contingencies (Note (f))                               --             --

Shareholders' Equity (Deficit):
       Common stock, $1 par value  (51,668,939 and
              51,668,939 shares issued, respectively)                51,669         51,669
       Capital in excess of par value                               563,642        563,542
       Retained deficit                                          (1,219,612)    (1,204,314)
       Accumulated comprehensive loss                              (116,785)      (114,874)
        Less:
             Stock employee compensation trust (1,433,147 and
                  1,433,147 shares, respectively) at market            (200)          (100)
             Treasury stock (3,881,929 and 3,881,929 shares,
                  respectively) at cost                             (90,615)       (90,615)
                                                                -----------    -----------
                                                                   (811,901)      (794,692)
                                                                -----------    -----------
                                                                $ 1,299,674    $ 1,292,928
                                                                ===========    ===========

           See accompanying notes to consolidated financial statements


                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                                         Three Months Ended
                                                                            January 31,
                                                                ----------------------------------
In thousands                                                         2001               2000
-----------------------------------------------------------     ---------------     --------------
Operating Activities:
Net loss                                                           $(15,298)           $(17,546)
Add (deduct) - Items not affecting cash:
    Loss from discontinued operations                                 9,048                --
    Restructuring charges                                              --                 6,311
    Reorganization items                                               (130)              9,698
    Minority interest                                                   141                 174
    Depreciation and amortization                                    12,666              13,646
    Increase in income taxes, net of change
        in valuation allowance                                        1,815               1,991
    Other - net                                                         690               3,130

Changes in Working Capital Items:
    Increase in accounts receivable - net                           (11,934)             (6,518)
    (Increase) decrease in inventories                               (7,151)             14,591
    Increase in other current assets                                 (5,893)             (2,515)
    Decrease in trade accounts payable                              (11,419)            (12,909)
    (Decrease) increase in employee compensation and benefits        (6,421)                800
    Increase in advance payments and progress billings                4,683               2,098
    Decrease in accrued restructuring charges and other liabilities  (1,390)            (15,824)
                                                                   --------            --------
       Net cash used by continuing operations                       (30,593)             (2,873)
                                                                   --------            --------

Investment and Other Transactions:
    Property, plant and equipment acquired                           (5,122)             (6,148)
    Property, plant and equipment retired                             1,080               2,796
    Other - net                                                      (1,992)             (5,027)
                                                                   --------            --------
         Net cash used by investment and other transactions          (6,034)             (8,379)
                                                                   --------            --------
Financing Activities:
    Borrowings under DIP facility                                    25,000              50,000
    Net issuance of long-term obligations                             2,194               1,096
    Increase (decrease) in short-term notes payable- net              6,964              (3,470)
                                                                   --------            --------

      Net cash provided by financing activities                      34,158              47,626
                                                                   --------            --------


Effect of Exchange Rate Changes on Cash and
    Cash Equivalents                                                    106                (153)
Cash Used in Discontinued Operations                                 (9,778)            (37,597)
                                                                   --------            --------

Decrease in Cash and Cash Equivalents                               (12,141)             (1,376)
Cash and Cash Equivalents at Beginning of Period                     72,123              57,453
                                                                   --------            --------

Cash and Cash Equivalents at End of Period                         $ 59,982            $ 56,077
                                                                   ========            ========

           See accompanying notes to consolidated financial statements


                         HARNISCHFEGER INDUSTRIES, INC.
                   (Debtor-in-Possession as of June 7, 1999)
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                     Capital in                  Retained     Accumulated
                                           Common     Excess of   Comprehensive  Earnings    Comprehensive        Treasury
In thousands                                 Stock    Par Value       Loss       (Deficit)      Loss       SECT    Stock     Total
----------------------------------------   -----------------------------------------------------------------------------------------
Three Months Ended January 31, 2001
Balance at October 31, 2000                $ 51,669    $ 563,542               $(1,204,314) $ (114,874)  $ (100) $(90,615)$(794,692)
      Comprehensive loss:
         Net loss                                                  $ (15,298)     (15,298)                                  (15,298)
         Other comprehensive loss:
             Fair value adjustment                                      (182)                     (182)                        (182)
             Currency translation adjustment                          (1,729)                   (1,729)                      (1,729)
                                                                 ------------
                 Total comprehensive loss                          $ (17,209)
                                                                 ============
      Adjust SECT shares to market value                     100                                           (100)                   -
                                           -------------------------          ------------------------------------------------------
Balance at January 31, 2001                $ 51,669    $ 563,642              $(1,219,612)  $ (116,785) $ (200) $(90,615) $(811,901)
                                           =========================          ======================================================

Three Months Ended January 31, 2000
Balance at October 31, 1999                $ 51,669    $ 572,573              $(1,468,938)  $(79,960) ($1,612) $(98,883)$(1,025,151)
      Comprehensive loss:
         Net loss                                                  $ (17,546)     (17,546)                                 (17,546)
         Other comprehensive loss:
             Currency translation adjustment                          (4,095)                   (4,095)                      (4,095)
                                                                    ---------
                 Total comprehensive loss                          $ (21,641)
                                                                 ============
      Adjust SECT shares to market value                    (358)                                        358                       -
                                           -------------------------         ------------------------------------------------------
Balance at January 31, 2000                $ 51,669    $ 572,215             $(1,486,484)  $(84,055) $(1,254) $(98,883) $(1,046,792)
                                           =========================         ======================================================


          See accompanying notes to consolidated financial statements




                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2001
                                   (Unaudited)

(a)  Reorganization under Chapter 11

     On June 7, 1999, Harnischfeger Industries Inc. ("Harnischfeger" or the "Company") and substantially all of its domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and orders for relief were entered. The Debtors include the Company's principal domestic operating subsidiaries, Joy Mining Machinery ("Joy") and P&H Mining Equipment ("P&H"). The Debtors' Chapter 11 cases are jointly administered for procedural purposes only under case number 99-2171. The Debtors also include Beloit Corporation ("Beloit"); the Company's other principal operating subsidiary at the time of the bankruptcy filing. See Note (c) - Discontinued Operations. The Debtors filed their draft disclosure statement and proposed plans of reorganization and, in the case of Beloit and its Debtor subsidiaries, liquidation with the Bankruptcy Court on October 26, 2000. The Bankruptcy Court approved the disclosure statement on December 20, 2000. The reorganization and liquidation plans of the 57 Debtors were approved by a vote of creditors conducted in January and February 2001. The plans are also subject to approval of the Bankruptcy Court at a hearing scheduled for April 3, 2001. If the plans are approved by the Bankruptcy Court at the hearing, the Debtors anticipate emerging from bankruptcy as soon as practical thereafter. In general, the Debtors' proposed plans of reorganization provides that the existing Harnischfeger common stock will be cancelled and that the creditors of Harnischfeger will be issued new common stock in reorganized Harnischfeger. As a result, if the plan is confirmed, current shareholders of Harnischfeger will receive nothing. Most creditors of Joy and P&H will receive new five-year, 10.75% senior notes issued by reorganized Harnischfeger and guaranteed by reorganized Joy and reorganized P&H. In certain circumstances, such creditors could receive a portion of the new common stock. Under Debtors' proposed plans, creditors of Beloit and its subsidiaries will receive the proceeds of the sale of the assets of Beloit and its subsidiaries.

     The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, actions to collect prepetition indebtedness of the Debtors and other contractual obligations of the Debtors generally may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional prepetition claims may arise from such rejections, and from the determination by the Bankruptcy Court (or as agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. From time to time since the Chapter 11 filing, the Bankruptcy Court has approved motions allowing the Company to reject certain business contracts that were deemed burdensome or of no value to the Company. As of March 13, 2001, the Debtors had not completed their review of all their prepetition executory contracts and leases for assumption or rejection. See also Note (f) - Liabilities Subject to Compromise.

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

     February 29, 2000 was set by the Bankruptcy Court as the last date creditors could file proofs of pre-petition claims under the Bankruptcy Code. February 15, 2001 was the deadline for filing administrative expense claims that arose prior to December 31, 2000. There may be differences between the amounts recorded in the Company's schedules and financial statements and the amounts claimed by the Company's creditors. Litigation may be required to resolve such disputes. The Company has adjusted its consolidated financial accounts to reflect the estimated amounts of such claims.

     The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect future results. See Note (d) - Reorganization Items.

     Although the Company currently anticipates that the Bankruptcy Court will approve its proposed plan of reorganization at hearing scheduled to begin April 3, 2001 and that the Company will emerge from bankruptcy as soon as practical thereafter, it is not possible to predict with certainty the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. Numerous circumstances could arise that could affect the ability of the Company to emerge from bankruptcy. There can be no assurance that: (a) the Bankruptcy Court will confirm the Company's plan of reorganization or the Committee Settlement Agreement described in Note (c) Discontinued Operations, (b) the plan will become effective, or (c) the occurrence of a material change in circumstances will not require the Company to submit a new plan and re-solicit votes.

     In particular, if APP fails to make the interest or principal payments on the APP note described in Note (f) Liabilities Subject to Compromise which becomes due March 31, 2001 and Beloit is otherwise unable to obtain replacement sources of funds, then Beloit may not have sufficient cash to pay creditors who are required to be paid upon emergence. Such a development could in turn affect the ability to confirm the Beloit plan. Confirmation of the Beloit plan is also a condition of the Committee Settlement Agreement. On March 12, 2001, APP announced its intention to immediately cease payment of interest and principal on all its outstanding debt and on the debt of its subsidiaries.

     In addition, there can be no assurance that numerous disputed claims filed in the bankruptcy cases that remained unresolved as of the date of this report will be resolved favorably to the Debtors or that the Company will be able to arrange an exit financing facility to replace its debtor-in-possession financing facility.

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

(b)  Basis of Presentation

     The accompanying Consolidated Financial Statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as going concerns. As a result of the Debtors' Chapter 11 filings, such matters are subject to significant uncertainty. Although Debtors' plans of reorganization provide for the Debtors' emergence from bankruptcy and have been approved by creditors, there can be no assurance that the Bankruptcy Court will confirm the plans or that such plans of reorganization will be consummated. Continuing on a going concern basis is dependent upon, among other things, confirmation of an appropriate, feasible plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. Other than recording the estimated loss on the disposal of the Beloit discontinued operations, the Consolidated Financial Statements do not reflect: (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority; (c) the effect of any changes to the Debtors' capital structure or in the
     Debtors' business operations as the result of an approved plan of reorganization; or (d) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court or arising from a confirmed plan of reorganization. Such adjustments could include recognition of the forgiveness of debt, the revaluation of assets, and other "fresh start" related items.

     The Company's consolidated financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code", issued November 19, 1990 ("SOP 90-7"). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Debtors. See Note (d) - Reorganization Items. The Company has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Company as of June 7, 1999, the bankruptcy filing date, as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors are currently being investigated and either resolved by mutual consent or adjudicated. The final amounts of such claims are not presently determinable.

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the first quarter of fiscal 2001. The adoption resulted in the Company recognizing a fair value adjustment related to certain derivative instruments of $0.2 million which is reflected as an adjustment to other comprehensive income in the Statement of Stockholders Equity (Deficit).

     The Company adopted EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" during the first quarter of fiscal 2001. The adoption resulted in the Company reclassifying certain shipping and handling costs that were recovered from customers from net sales to cost of sales. The financial statement effect was to increase net sales and cost of sales by approximately $1.6 million and $1.7 million in fiscal 2001 and 2000, respectively.

     In the opinion of management, all adjustments necessary for the fair presentation on a going concern basis of the results of operations for the three months ended January 31, 2001 and 2000, cash flows for the three months ended January 31, 2001 and 2000, and financial position at January 31, 2001 have been made.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

     The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

(c)  Discontinued Operations

     In light of continuing losses at Beloit and following an evaluation of the prospects of reorganizing the pulp and paper machinery segment owned by Beloit and its subsidiaries (the "Beloit Segment"), on October 8, 1999 the Company announced its plan to dispose of the Beloit Segment. Subsequently, Beloit notified certain of its foreign subsidiaries that they could no longer expect funding of their operations to be provided by either Beloit or the Company. Certain of the notified subsidiaries filed for or were placed into receivership or other applicable forms of judicial supervision in their respective countries. On May 12, 2000 the U.S. Trustee for the District of Delaware appointed an Official Committee of Unsecured Creditors of Beloit Corporation to represent the creditors of Beloit in proceedings before the Bankruptcy Court.

     On November 7, 1999, the Bankruptcy Court approved procedures and an implementation schedule for the divestiture plan (the "Court Sales Procedures") for the Beloit Segment. Between February and August 2000, sales agreements were approved under the Court Sales Procedures with respect to the sale of substantially all of the segment's domestic operating assets. In addition, approval was received for the sale of all of Beloit's significant foreign subsidiaries (apart from those that had previously filed for or been placed into receivership or other applicable forms of judicial supervision in their respective countries). As of March 13, 2001, all approved sales of domestic assets had taken place, as had sales of the majority of Beloit's foreign subsidiaries. Beloit expects that closings on the remaining approved sales of foreign subsidiaries will occur by the middle of fiscal 2001.

     On September 21, 2000, the committees appointed by the Bankruptcy Court to represent the interests of the creditors of the Company, Joy and P&H and their subsidiaries, on the one hand, and Beloit and its subsidiaries, on the other hand, reached agreement on the Committee Settlement Agreement that provides for the settlement of many intercompany and intercreditor issues. The Bankruptcy Court will be asked to approve Committee Settlement Agreement at the confirmation hearing scheduled for April 3, 2001. The Committee Settlement Agreement is an integral part of the Company's plan of reorganization.

     The Company classified this segment as a discontinued operation in its Consolidated Financial Statements as of October 31, 2000 and 1999 and has, accordingly, restated its consolidated statements of operations for all periods presented. The Company has not restated its consolidated balance sheets or consolidated statements of cash flows for periods prior to fiscal 1999. Revenues for this segment were $0.5 million for the three months ended January 31, 2001 and $81.4 million for the comparable period in 2000. If the Company's proposed plan of reorganization is confirmed by the Bankruptcy Court, the Company's equity interest in Beloit will be cancelled and Beloit and its remaining subsidiaries will be liquidated under the control of a liquidating trustee.

     On March 30, 1998, the Company completed the sale of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. Material Handling filed for Chapter 11 bankruptcy protection on May 17, 2000. Material Handling and its affiliates asserted more than 200 claims against the Debtors in their bankruptcy cases and Debtors filed a similar number of claims against Material Handling in Material Handling's bankruptcy cases. In addition, Material Handling advised Debtors that it might assert additional claims for approximately $340 million based on theories that the transaction in which Material Handling was sold to Chartwell Investments, Inc. was voidable. Following extensive negotiations, the parties agreed on terms of a settlement, subject to definitive documentation and the approval of the respective bankruptcy courts, releasing certain claims made by each party and its affiliates against the bankruptcy estates of the other party and its affiliates, resolving certain trademark licensing issues, agreeing to assume their existing agreements in their respective bankruptcy cases, and providing that the Company will allow Material Handling a $10 million unsecured pre-petition claim in exchange for a release of any liabilities arising out of the sale of Material Handling to Chartwell Investments, Inc.

     The loss from discontinued operations of $9.0 million for the three months ended January 31, 2001, was primarily due to the $10.0 million settlement with Material Handling. See Note (f) - Liabilities Subject to Compromise.

(d)  Reorganization Items

     Reorganization expenses are items of income, expense and loss realized or incurred by the Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code. During the first quarter of fiscal 2001, reorganization expenses related to continuing operations were as follows:

     In thousands
     -------------------------------------------------------------------------

     Professional fees directly related to the filing                 $ 7,768
     Amortization of DIP financing costs                                1,644
     Accrued retention plan costs                                       2,190
     Interest earned on DIP proceeds                                     (311)
                                                                     ---------
                                                                     $ 11,291
                                                                     =========

(e)  Restructuring Charges

     During fiscal 1999, restructuring charges of $12.0 million were recorded for rationalization of certain of Joy's original equipment manufacturing facilities and the reorganization and reduction of its operating structure on a global basis. Costs of $7.3 million were charged in the third quarter of fiscal 1999, primarily for the impairment of certain assets related to a facility rationalization. In addition, charges amounting to $4.7 million (third quarter $0.9 million; fourth quarter $3.8 million) were made for severance of approximately 240 employees. Reserves of $0.7 million were utilized during fiscal 1999.

     During fiscal 2000, additional charges amounting to $6.1 million were recorded, primarily for severance associated with facilities rationalization and to a lesser extent for severance associated with global operating structure reorganization and reduction. Prior reserves amounting to $1.6 million were reversed, as they were no longer needed for facility rationalization. Reserves of $14.1 million were utilized during fiscal 2000.

     The  Company   anticipates   that  the   restructuring   reserves  will  be
     substantially utilized within the current year.

     Details of these restructuring charges are as follows:

     In thousands
     -------------------------------------------------------------------

                                 10/31/00         Reserve      01/31/01
                                  Reserve         Utilized     Reserve
                                 ---------      ----------    ----------
     Employee severance            $ 1,536       $   188        $ 1,348
     Facility closures                 161             -            161
                                 ---------      ----------    ----------

     Total                         $ 1,697       $   188        $ 1,509
                                 =========      ==========    ==========

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

     Recorded liabilities:

     On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings consisted of the following:



                                                           January 31, 2001                       October 31, 2000
                                              ----------------------------------    --------------------------------------------

                                              Continuing   Discontinued              Continuing     Discontinued
In thousands                                  Operations    Operations     Total     Operations      Operations        Total
------------------------------------------   ------------  ------------ --------    ------------    -------------   ------------

Trade accounts payable                           $93,375    136,198     $229,573     $93,638 (2)      $133,054 (1)  $226,692
Accrued interest expense,
   as of June 6, 1999                             17,297         -        17,297      17,285                 -        17,285
Accrued executive changes expense                  8,518         -         8,518       8,518                 -         8,518
Put obligation to preferred shareholders
   of subsidiary                                   5,457         -         5,457       5,457                 -         5,457
8.9% Debentures, due 2022                         75,000         -        75,000      75,000                 -        75,000
8.7% Debentures, due 2022                         75,000         -        75,000      75,000                 -        75,000
7.25% Debentures, due 2025
(net of discount of $1,224 and $1,218)           148,776         -       148,776     148,776                 -       148,776
6.875% Debentures, due 2027
(net of discount of $102 and $100)               149,898         -       149,898     149,898                 -       149,898
Senior Notes, Series A through D,
           at interest rates of
           between 8.9% and 9.1%,
           due 1999 to 2006                       69,546         -        69,546      69,546                 -        69,546
Revolving credit facility                        500,000         -       500,000     500,000                 -       500,000
IRC lease (Princeton Paper)                            -    39,000        39,000           -            39,000        39,000
Industrial Revenue Bonds,
          at interest rates of between
          5.9% and 8.8%, due 1999 to 2017         18,615     2,471        21,086      18,615             2,471        21,086
Notes payable                                     20,000         -        20,000      20,000                 -        20,000
Other                                             21,942     3,723        25,665      21,942   (2)       3,723  (1)   25,665
Advance payments and progress billing                  -    24,883        24,883           -            24,883        24,883
Accrued warranties                                     -    25,000        25,000           -            25,000        25,000
Minority interest                                      -    18,023        18,023           -            18,023        18,023
Pension and other                                      -         -             -           -                 -             -
Material Handling settlement                      10,000         -        10,000           -                 -             -
APP letter of credit                              17,000         -        17,000      17,000                 -        17,000
                                               ----------  --------   ----------   ----------          --------   ----------
                                               $1,230,424  $249,298    $1,479,722 $1,220,675          $246,154    $1,466,829
                                               ==========  ========   =========== ==========          ========    ==========


(1) - Reclassed  October 31, 2000  balance  from  Pension and other to Other and
Trade accounts payable to properly reflect descriptions.

(2) - Reclassed October 31, 2000 balance from Trade accounts payable to Other to properly reflect descriptions.




     As a result of the bankruptcy filing, principal and interest payments may not be made on prepetition debt without Bankruptcy Court approval or until a reorganization plan defining the repayment terms has been confirmed. The total interest on prepetition debt that was not paid or charged to earnings for the period from June 7, 1999 to January 31, 2001 was $119.6 million, of which $17.9 million relates to fiscal 2001. Such interest is not being accrued since it is not probable that it will be treated as an allowed claim. The Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to unsecured claims.

     Contingent liabilities:

     Contingent liabilities as of the Chapter 11 filing date are subject to compromise. At January 31, 2001, the Company was contingently liable to banks, financial institutions and others for approximately $151.1 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $151.1 million, approximately $28.4 million was issued at the request of the Company on behalf of Beloit and approximately $53.9 million was issued at the request of Joy and P&H Debtor entities prior to the bankruptcy filing. Included in the $151.1 million outstanding as of January 31, 2001 were $54.3 million issued under the DIP Facility (See Note (g) - Borrowings and Credit Facilities) and $21.1 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

     As of March 13, 2001, the Debtors had not completed their review of prepetition executory contracts to determine whether to assume or reject such contracts. Rejection of executory contracts could result in additional prepetition claims against Debtors. Accordingly, it is not possible to estimate the amount of additional prepetition claims that could arise out of the rejection of executory contracts. In the case of Beloit, the Debtors' proposed plan of reorganization provides for the rejection of virtually all of Beloit's prepetition executory contracts. Conversely, assumption of executory contracts could result in additional administrative claims and a reduction in pre-petition claims.

     The Company and its subsidiaries are also party to litigation matters and claims that are normal in the course of their operations. Also, as a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolution may affect the results of operations on a quarter-to-quarter basis, management believes that such matters will not have a material adverse effect on the Company's consolidated financial position. Generally, litigation against Debtors related to "claims", as defined by the Bankruptcy Code, is stayed.

     The Potlatch lawsuit, filed originally in 1995, related to a 1989 purchase of pulp line washers supplied by Beloit for less than $15.0 million. In June 1997, a Lewiston, Idaho jury awarded Potlatch $95.0 million in damages in the case, which, together with fees, costs and interest to April 2, 1999, approximated $120.0 million. On April 2, 1999 the Supreme Court of Idaho vacated the judgement of the Idaho District Court in the Potlatch lawsuit and remanded the case for a new trial. This litigation has been stayed as a result of the bankruptcy filings. This suit pertains only to Beloit.

     In fiscal 1996 and 1997, Beloit's Asian subsidiaries received orders for four fine papermaking machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600.0 million. The first two machines were substantially paid for and installed at APP facilities in Indonesia. Beloit sold approximately $44.0 million of receivables from APP on these first two machines to a financial institution. Beloit agreed to repurchase the receivables in the event APP defaulted on the receivables and the Company guaranteed this repurchase obligation. As of March 13, 2001, the Company believes APP is not in default with respect to the receivables. On October 25, 2000, the Bankruptcy Court approved a settlement with APP which resolved disputes that had arisen between Beloit's Asian subsidiaries and APP in connection with its contracts for the first two paper making machines. Under this settlement, APP and certain of its affiliates drew $17 million from two letters of credit issued on behalf of the Company and APP and certain of its affiliates agreed to pay Beloit $0.8 million. As of March 13, 2001, APP has not paid Beloit the $0.8 million.

     Disputes arose between Beloit and APP regarding the second two papermaking machines. On March 3, 2000, the Company announced the signing of a definitive agreement to settle the disputes and related arbitration and legal proceedings. Under the settlement, APP agreed to pay $135.0 million to Beloit on April 6, 2000 and $15.9 million the Company had deposited with a bank with respect to related letters of credit was released to the Company. The $15.9 million was classified as other assets in the Company's consolidated financial statements as of October 31, 1999. The $135.0 million was paid in the form of $25.0 million in cash and $110.0 million in a three-year note issued by an APP subsidiary and guaranteed by APP. The note is governed by an indenture and bears a fixed interest rate of 15%. On October 2, 2000, Beloit received the first interest payment of $8.3 million. The second interest payment of $8.3 million and the first principal payment of $13.7 million are due on March 31, 2001. Beloit retained Merrill Lynch to assist in a possible sale of the note. In view of the possible sale of the note, volatility in the applicable capital markets for the note, and public reports of liquidity concerns at APP, no value for the note has been recognized in the financial statements as of January 31, 2001. On March 12, 2001, APP announced its intention to immediately cease payment of interest and principal on all its outstanding debt and on the debt of its subsidiaries. The value of the note and its effect on the financial statements will be recognized in the period that the note is sold or as amortization payments are made. As part of the settlement, Beloit retained a $46.0 million down payment it received from APP for the second two papermaking machines and APP released all rights with respect to letters of credit issued for the aggregate amount of the down payment for the second two papermaking machines. Also as part of the settlement, APP acquired certain rights for a limited period of time to take possession of components and spare parts produced or acquired by Beloit in connection with the two papermaking machines on an as is, where is basis. In addition, Beloit returned to APP certain promissory notes given to Beloit by APP. The notes were initially issued in the amount of $59.0 million and had an aggregate principal balance of $19.0 million when they were returned to APP.

     The Company and certain of its present and former senior executives have been named as defendants in a class action, captioned In re: Harnischfeger Industries, Inc. Securities Litigation, in the United States District Court for the Eastern District of Wisconsin. This action seeks damages in an unspecified amount on behalf of an alleged class of purchasers of the Company's common stock, based principally on allegations that the Company's disclosures with respect to the APP contracts of Beloit discussed above violated the federal securities laws. As regards the Company, the automatic stay imposed by the Bankruptcy Code stays this matter.

     The Company, Beloit and certain of their officers and employees were named as defendants in an action in the Bankruptcy Court brought by Omega Papier Wernhausen GmbH ("Omega"). The action concerned pre-petition and post-petition commitments allegedly made by the Company, Beloit and the officers and employees named in the action with respect to a pre-petition contract between Omega and Beloit's Austrian subsidiary under which Beloit's Austrian subsidiary agreed to supply a tissue paper making machine for Omega's factory in Wernshausen, Germany. The action and related claims were settled during the first fiscal quarter of 2001. The settlement requires Beloit or the Company to make a $2 million cash payment to Omega.

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



(g)  Borrowings and Credit Facilities

     Borrowings consisted of the following:


                                              January 31,     October 31,
In thousands                                     2001            2000
-------------------------------------------  ------------   ---------------

Domestic:
DIP Facility                                    $ 55,000       $ 30,000
Capital Leases                                     2,055          2,259

Foreign:
Australian Term Loan, due 2001                    49,095         47,106
Short term notes payable and bank overdrafts      41,095         30,965
Other                                              1,478          1,568
                                             -----------   ------------
                                                 148,723        111,898
Less:  Amounts due within one year              (145,882)      (108,774)
                                             -----------   ------------

Long-term Obligations                            $ 2,841     $    3,124
                                             ===========   ============


     DIP Facility

     On July 8, 1999 the Bankruptcy Court approved a two-year, $750 million Revolving Credit, Term Loan and Guarantee Agreement underwritten by the Chase Manhattan Bank (the "DIP Facility"). In May, 2000, the Company voluntarily reduced the size of the DIP Facility to $350 million and on July 6, 2000, an order was entered by the Court approving the amendment to the DIP Facility reducing it to $350 million consisting of a Tranche A sub-facility of $250 million and a Tranche B sub-facility of $100 million. The Tranche A sub-facility has a final maturity of June 6, 2001 (the original maturity date), and the Tranche B sub-facility matured on December 31, 2000. Additionally, as permitted by the original order authorizing the DIP Facility, on August 3, 2000 the DIP Facility was further amended to, among other things, effect the syndication of the DIP Facility among a group of nine lenders, with Chase Manhattan Bank retaining the agent role.

     Proceeds from the DIP Facility may be used to fund postpetition working capital and for other general corporate purposes during the term of the DIP Facility. Under the amended terms of the DIP Facility, the Debtors' are permitted to make loans and issue letters of credit in favor of or on behalf of foreign subsidiaries for specified limited purposes, including individual limits for loans and advances of up to $75 million for working capital needs and $100 million for loans and letters of credit used for support or repayment of existing foreign credit facilities, and an aggregate limit of $150 million for all such loans and letters of credit, including any stand-by letters of credit issued to support foreign business opportunities. The DIP Facility contains monthly minimum EBITDA tests and quarterly limits on capital expenditures.

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

     The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and the sale of Beloit assets. While the Company expects that cash flow from operations and the DIP Facility will provide sufficient working capital to operate its businesses, there can be no assurances that such sources will prove to be sufficient. The Debtors are jointly and severally liable under the DIP Facility. At January 31, 2001, $55 million in direct borrowings had been drawn under the DIP Facility and are classified as a short-term obligation on the Company's Balance Sheet. Additionally, letters of credit in the face amount of $54.3 million had been issued under the DIP Facility.

     Foreign Credit Facilities

     As  of  January  31,  2001,   short-term   bank  credit  lines  of  foreign
     subsidiaries amounted to $81.2 million. Outstanding borrowings against these were $41.1 million. There were no compensating balance requirements under these lines of credit.

     One of the Company's Australian subsidiaries maintains a A$90.0 million (US $49.1 million) term loan facility with a group of four banks at a floating interest rate expressed in relation to Australian dollar denominated Bank Bills of Exchange. As of January 31, 2001, the loan was fully drawn. The loan matures in October 2001.

(h)  Income Taxes

     The income tax provision recognized in the Company's consolidated statement of operations differs from the income tax provision computed by applying the statutory federal income tax rate to the loss from continuing operations for the three months ended January 31, 2000 due to (i) an additional valuation allowance on deferred tax benefits and (ii) the effects of state and foreign taxes.

     The Company believes that realization of net operating loss and tax credit benefits for financial statement purposes is unlikely. Should the Company's plan of reorganization result in a significantly modified capital structure, the Company would be required to apply fresh start accounting pursuant to the requirements of SOP 90-7. Under fresh start accounting, realization of net operating loss and tax credit benefits will first reduce any reorganization goodwill until exhausted and thereafter be reported as additional paid in capital.

(i)  Inventories

     Consolidated inventories consisted of the following:


                                              January 31,    October 31,
     In thousands                                2001           2000
     ---------------------------------------  ----------     ----------
     Finished goods                            $ 218,921     $ 208,473
     Work in process and purchased parts         222,201       224,554
     Raw materials                                29,279        29,127
                                               ---------     ---------
                                                 470,401       462,154
     Less excess of current cost over stated
         LIFO value                              (51,823)      (51,823)
                                               ---------     ---------
                                               $ 418,578     $ 410,331
                                               =========     =========


      Inventories valued using the LIFO method represented approximately 63% and 64% of consolidated inventories at January 31, 2001 and October 31, 2000, respectively.

(j)   Earnings Per Share

      The following table sets forth the reconciliation of the numerators and denominators used to calculate the basic and diluted earnings per share:


                                                       Three Months Ended
                                                           January 31,
                                                 --------------------------
In thousands except per share amounts                2001            2000
----------------------------------------         ------------  ------------
Basic Earnings (Loss):
----------------------------------------
Loss from continuing operations                  $   (6,250)    $  (17,546)
Loss from discontinued operation                     (9,048)            --
Net loss                                         $  (15,298)    $  (17,546)
                                                 ==========     ==========

Basic weighted average common shares
    outstanding                                      46,816         46,516
                                                 ----------     ----------


Basic Earnings (Loss) Per Share:
----------------------------------------
Loss from continuing operations                  $  (0.13)      $  (0.38)
Loss from discontinued operation                    (0.19)            --
Net loss                                         $  (0.32)      $  (0.38)
                                                 ==========     ==========


Diluted Earnings (Loss):
----------------------------------------
Loss from continuing operations                  $   (6,250)    $ (17,546)
Loss from discontinued operation                     (9,048)           --
Net loss                                         $  (15,298)    $ (17,546)
                                                 ==========     ==========

Basic weighted average common shares
   outstanding                                       46,816        46,516
Assumed exercise of stock options                       --             --
                                                 ----------     ---------
Diluted weighted average common shares
   outstanding                                       46,816        46,516
                                                 ----------     ---------


Diluted Earnings (Loss) Per Share:
----------------------------------------
Loss from continuing operations                  $  (0.13)      $  (0.38)
Loss from discontinued operation                    (0.19)            --
Net loss                                         $  (0.32)      $  (0.38)
                                                 ========       ========


     Options to purchase common stock were not included in the computation of diluted earnings per share because the additional shares would reduce the loss per share amount and, therefore, the effect would be anti-dilutive.

(k)  Segment Information

     Business Segment Information

     At January 31, 2001, the Company had two reportable segments, Surface Mining Equipment and Underground Mining Machinery. Operating income (loss) of segments does not include interest income or expense and provision (benefit) for income taxes. There are no significant intersegment sales. Identifiable assets are those used in the Company's operations in each segment. Corporate assets consist primarily of property, deferred financing costs, pension assets and cash.


In thousands
-----------------------------------   -----------------------------------------------------------------------
                                                                Depreciation
                                          Net      Operating         and          Capital      Identifiable
                                        Sales (1) Income (Loss) Amortization    Expenditures      Assets
                                      ----------- ------------- -------------   ------------ ----------------
Three months ended January 31, 2001

Surface Mining                        $  112,427   $    7,684   $   3,368       $   2,308       $  431,467
Underground Mining                       155,079        7,819       7,383           2,814          819,970
                                      ----------   ----------   ---------       ---------       ----------
       Total continuing operations       267,506       15,503      10,751           5,122        1,251,437
Discontinued operations                     --           --          --              --             12,092
Reorganization item                         --        (11,291)       --              --               --
Corporate                                   --         (3,591)      1,712            --             36,145
                                      ----------   ----------   ----------      ---------       ----------
   Consolidated Total                 $  267,506   $      621   $   12,463      $   5,122       $1,299,674
                                      ==========   ==========   ==========      =========       ==========

Three months ended January 31, 2000
Surface Mining                        $  121,405   $    9,457   $    4,030      $    4,704      $  416,509
Underground Mining                       165,576          641(2)     7,430           1,444         908,805
                                      ----------   ----------   ----------      ----------      ----------
       Total continuing operations       286,981       10,098       11,460           6,148       1,325,314
Discontinued operations                     --           --           --              --           278,000
Reorganization item                         --        (11,573)        --              --              --
Corporate                                   --         (4,304)       2,186            --            85,527
                                      ----------   ----------   ----------      ----------      ----------

   Consolidated Total                 $  286,981   $   (5,779)  $   13,646      $    6,148      $1,688,841
                                      ==========   ==========   ==========      ==========      ==========


------------------

(1)  Certain  reclassifications  have been  made to  conform  to EITF  Issue No.
     00-10, "Accounting for Shipping and Handling Fees and Costs."

(2)  After  restructuring  charge  of  $6,311  - see  Note  (e) -  Restructuring
     Charges.


Geographical Segment Information

In thousands
---------------------------------------------      --------------------------------------------------------------
                                                                           Sales to
                                                     Total     Interarea  Unaffiliated   Operating   Identifiable
                                                    Sales (1)     Sales    Customers   Income (Loss)    Assets
                                                   ----------  ----------  ---------   ------------- ------------
Three months ended January 31, 2001
United States                                      $ 197,380   $ (35,426)  $ 161,954   $   8,508     $ 1,320,621
Europe                                                52,115     (24,950)     27,165      10,065         316,293
Other Foreign                                         82,029      (3,642)     78,387       6,210         262,838
Interarea Eliminations                               (64,018)     64,018           -      (9,280)       (648,315)
                                                   ----------  ----------  ---------   ---------     -----------
                                                   $ 267,506   $       -   $ 267,506   $  15,503     $ 1,251,437
                                                   ==========  ==========  =========   =========     ===========

Three months ended January 31, 2000
United States                                      $ 198,924   $ (24,192)  $ 174,732   $  10,508     $ 1,309,296
Europe                                                50,332     (19,387)     30,945      (2,062)        343,845
Other Foreign                                         88,157      (6,853)     81,304       7,496         298,174
Interarea Eliminations                               (50,432)     50,432           -      (5,844)       (626,001)
                                                   ----------  ----------  ---------   ---------     -----------
                                                   $ 286,981   $       -   $ 286,981   $  10,098     $ 1,325,314
                                                   ==========  ==========  =========   =========     ===========


(1)  Certain  reclassifications  have been  made to  conform  to EITF  Issue No.
     00-10, "Accounting for Shipping and Handling Fees and Costs."


(l)  Condensed Combined Financial Statements

     The following condensed combined financial statements are presented in accordance with SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code:


                        CONDENSED COMBINED CONSOLIDATING
                             STATEMENT OF OPERATIONS

In thousands                                                     Three months ended January 31, 2001
-------------------------------------------------------------------------------------------------------------
                                                      Entities in   Entities not in
                                                     Reorganization  Reorganization                Combined
                                                      Proceedings     Proceedings  Eliminations  Consolidated
                                                      -----------     -----------  ------------  ------------
Revenues
  Net sales                                            $ 196,949      $ 134,575    $ (64,018)     $ 267,506
  Other income                                               229            317            -            546
                                                         197,178        134,892      (64,018)       268,052

Cost of sales                                            155,510        103,829      (54,738)       204,601
Product, development, selling and
   administrative expenses                                37,028         14,511            -         51,539
Reorganization items                                      11,291              -            -         11,291
Restructuring charges                                         -               -            -              -
                                                       ---------       --------    ---------      ---------
                                                         203,829        118,340      (54,738)       267,431
                                                       ---------       --------    ---------      ---------
Operating income (loss)                                   (6,651)        16,552       (9,280)           621

Interest income (expense)-net (excludes contractual
   interest expense of $17,900                            (6,766)        (6,749)       9,785         (3,730)
                                                       ---------       --------     --------       --------

Income (loss) before (provision) benefit for income
   taxes and minority interest                           (13,417)         9,803          505         (3,109)

(Provision) benefit for income taxes                          49         (3,049)           -         (3,000)
Minority interest                                              -              -         (141)          (141)
Equity in income (loss) of subsidiaries                    7,119          1,049       (8,168)             -
                                                       ---------       --------     --------        -------

Income (loss) from continuing operations                  (6,249)         7,803       (7,804)        (6,250)

Loss from discontined operations                          (8,754)          (294)          -          (9,048)
                                                       ---------       --------     --------      ---------
Net income (loss)                                      $ (15,003)      $  7,509     $ (7,804)     $ (15,298)
                                                       =========       ========     ========      =========

In thousands                                                              Three months ended January 31, 2000
-----------------------------------------------------   ------------------------------------------------------------
                                                       Entities in  Entities not in
                                                     Reorganization  Reorganization                Combined
                                                       Proceedings    Proceedings  Eliminations  Consolidated
                                                       -----------    -----------  ------------  ------------
Revenues
  Net sales                                            $ 199,888      $ 137,525     $(50,432)     $ 288,028
  Other income                                            (5,127)        (6,648)      12,822          1,047
                                                         194,761        130,877      (37,610)       223,507

Cost of sales                                            157,092        111,003      (44,588)       221,843
Product, development, selling and
   administrative expenses                                37,749         14,667            -         52,416
Reorganization items                                      11,573              -            -         11,573
Restructuring charges                                          -          6,311            -          6,311
                                                       ---------       --------    ---------       --------
                                                         204,750        131,981      (44,588)       292,143
                                                       ---------       --------    ---------       --------
Operating income (loss)                                  (11,653)        (1,104)       6,978         (5,779)

Interest income (expense)-net (excludes contractual
   interest expense of $70,531 and $31,230 for
   2000 and 1999, respectively)                           (5,615)        (2,978)           -         (8,593)
                                                        --------        -------    ---------        -------

Income (loss) before (provision) benefit for income
   taxes and minority interest                           (17,268)        (4,082)       6,978        (14,372)

(Provision) benefit for income taxes                      (2,666)          (334)           -         (3,000)
Minority interest                                              -              -         (174)          (174)
Equity in income (loss) of subsidiaries                    2,800             78       (2,878)             -
                                                         -------        -------    ---------        -------

Income (loss) from continuing operations                 (17,134)        (4,338)       3,926        (17,546)

Loss from discontined operations                               -              -            -              -
                                                       ---------       --------     --------       --------
Net income (loss)                                      $ (17,134)      $ (4,338)    $  3,926       $(17,546)
                                                       =========       ========     ========       ========



                        CONDENSED COMBINED CONSOLIDATING
                                  BALANCE SHEET


In thousands                                                          As of January 31, 2001
--------------------------------------------    ----------------------------------------------------------------------
                                                  Entities in       Entities Not in
                                                 Reorganization      Reorganization                        Combined
                                                  Proceedings         Proceedings       Eliminations     Consolidated
                                                  -----------         -----------       ------------     ------------
Assets

Current Assets:
   Cash and cash equivalents                     $     27,155         $    32,827      $         -      $    59,982
   Accounts receivable, net                           101,026             100,624          (12,000)         189,650
   Intercompany receivables                         1,671,599              41,662       (1,713,261)               -
   Inventories                                        277,112             154,632          (13,166)         418,578
   Other current assets                                11,848              44,165              147           56,160
   Prepaid income taxes                                (2,726)              2,726                -                -
                                                 ------------         -----------      -----------      -----------
                                                    2,086,014             376,636       (1,738,280)         724,370

Assets of Discontinued Beloit Operations               12,092                   -                -           12,092

Property, Plant and Equipment - Net                   126,950              48,738                -          175,688

Intangible Assets                                     140,415             207,219              (12)         347,622

Investment in Subsidiaries                            891,241             883,394       (1,772,417)           2,218

Other Assets                                           25,393              12,291                -           37,684
                                                 ------------         -----------      -----------      -----------
Total Assets                                     $  3,282,105         $ 1,528,278      $(3,510,709)     $ 1,299,674
                                                 ============         ===========      ===========      ===========


In thousands                                                          As of October 31, 2000
----------------------------------------------  -------------------------------------------------------------------


                                                  Entities in       Entities Not in
                                                 Reorganization      Reorganization                       Combined
                                                  Proceedings         Proceedings      Eliminations    Consolidated
                                                  -----------         -----------      ------------    ------------
Assets

Current Assets:
   Cash and cash equivalents                      $    21,241         $    50,882      $         -      $    72,123
   Accounts receivable, net                           106,690              70,461                -          177,151
   Intercompany receivables                         1,744,829             274,140       (2,018,969)               -
   Inventories                                        272,773             163,514          (25,956)         410,331
   Other current assets                                10,797              39,027               (5)          49,819
   Prepaid income taxes                                (2,543)              2,543                -                -
                                                  -----------         -----------      -----------      -----------
                                                    2,153,787             600,567       (2,044,930)         709,424

Assets of Discontinued Beloit Operations               15,231                   -                -           15,231

Property, Plant and Equipment - Net                   128,605              48,808                -          177,413

Intangible Assets                                     143,365             207,538             (125)         350,778

Investment in Subsidiaries                            796,008             970,008       (1,763,769)           2,247

Other Assets                                           22,644              15,153               38           37,835
                                                  -----------         -----------      -----------      -----------
Total Assets                                      $ 3,259,640         $ 1,842,074      $(3,808,786)     $ 1,292,928
                                                  ===========         ===========      ===========      ===========

                        CONDENSED COMBINED CONSOLIDATING
                                  BALANCE SHEET

In thousands                                                      As of January 31, 2001
------------------------------------------------------------------------------------------------------------
                                                Entities in   Entities Not in
                                              Reorganization  Reorganization                      Combined
                                                Proceedings     Proceedings     Eliminations    Consolidated
                                                -----------     -----------     ------------    ------------
Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:

   Short-term notes payable, including current
      portion of long-term obligations          $   55,688     $    90,194      $         -     $   145,882
   Trade accounts payable                           26,387          34,957                -          61,344
   Intercompany accounts payable                 1,617,647          30,783       (1,648,430)              -
   Employee compensation and benefits               34,993           5,616            5,299          45,908
   Advance payments and progress billings            3,467          12,367                -          15,834
   Accrued warranties                               23,062          13,691                -          36,753
   Restructuring charges and other                 157,085          65,976          (14,368)        208,693
                                                ----------     -----------      -----------     -----------
                                                 1,918,329         253,584       (1,657,499)        514,414

Long-term Obligations                                1,366           1,480               (5)          2,841

Liability for Postretirement Benefits
  and Accrued Pension Costs                         49,298           2,751           (5,299)         46,750

Deferred Income Taxes                               (1,795)          1,795                -               -

Other Liabilities                                    6,136               1                -           6,137

Liabilities Subject to Compromise                1,230,424               -                -       1,230,424

Liabilities of Discontinued Operations,
     including liabilities subject to compromise
     of $243,202 and $246,154, respectively.       299,254           4,848                -         304,102


Minority Interest                                        -               -            6,907           6,907

Shareholders' Equity (Deficit)
   Common stock                                     55,983         688,042         (692,356)         51,669
   Capital in excess of par value                2,194,784         355,802       (1,986,944)        563,642
   Retained earnings (deficit)                  (2,206,616)        389,119          597,885      (1,219,612)
   Accumulative comprehensive (loss)              (174,243)       (169,144)         226,602        (116,785)
   Less: Stock employee compensation trust            (200)              -                -            (200)
      Treasury stock                               (90,615)              -                -         (90,615)
                                                ----------     -----------      -----------     -----------
                                                  (220,907)      1,263,819       (1,854,813)       (811,901)
                                                ----------     -----------      -----------     -----------

                                               $ 3,282,105     $ 1,528,278      $(3,510,709)    $ 1,299,674
                                               ===========     ===========      ===========     ===========


In thousands                                                            As of October 31, 2000
----------------------------------------------   ----------------------------------------------------------
                                                Entities in  Entities Not in
                                              Reorganization  Reorganization                     Combined
                                                Proceedings     Proceedings    Eliminations    Consolidated
                                                -----------     -----------    ------------    ------------
Liabilities and Shareholders' Equity (Deficit)

Current Liabilities:

   Short-term notes payable, including current
      portion of long-term obligations          $   30,668     $    78,106      $         -     $   108,774
   Trade accounts payable                           31,793          40,698                -          72,491
   Intercompany accounts payable                 1,637,360         372,829       (2,010,189)              -
   Employee compensation and benefits               38,964           7,947            5,299          52,210
   Advance payments and progress billings            1,537           9,515                -          11,052
   Accrued warranties                               23,230          11,711                -          34,941
   Restructuring charges and other                 171,482          52,968          (13,290)        211,160
                                                ----------     -----------      -----------     -----------
                                                 1,935,034         573,774       (2,018,180)        490,628

Long-term Obligations                                1,591           1,533                -           3,124

Liability for Postretirement Benefits
  and Accrued Pension Costs                         48,902           2,466           (5,299)         46,069

Deferred Income Taxes                               (1,846)          1,846                -               -

Other Liabilities                                    5,841              25                -           5,866

Liabilities Subject to Compromise                1,220,675               -                -       1,220,675

Liabilities of Discontinued Operations,
     including liabilities subject to compromise
     of $243,202 and $246,154, respectively.       301,105          25,963          (12,343)        314,725


Minority Interest                                        -               -            6,533           6,533

Shareholders' Equity (Deficit)
   Common stock                                     55,983         689,244         (693,558)         51,669
   Capital in excess of par value                2,194,684         355,802       (1,986,944)        563,542
   Retained earnings (deficit)                  (2,237,350)        336,437          696,599      (1,204,314)
   Accumulative comprehensive (loss)              (174,264)       (145,016)         204,406        (114,874)
   Less: Stock employee compensation trust            (100)              -                -            (100)
      Treasury stock                               (90,615)              -                -         (90,615)
                                                ----------     -----------      -----------     -----------
                                                  (251,662)      1,236,467       (1,779,497)       (794,692)
                                                ----------     -----------      -----------     -----------

                                                $ 3,259,640    $ 1,842,074      $(3,808,786)    $ 1,292,928
                                                ===========    ===========      ===========     ===========


                             COMBINED CONSOLIDATING
                             STATEMENT OF CASH FLOW


In thousands                                                As of January 31, 2001                  As of January 31, 2000
------------------------------------------     ------------------------------------------  -----------------------------------------

                                                  Entities in  Entities Not in              Entities in   Entities Not in  Combined
                                                Reorganization Reorganization   Combined  Reorganization  Reorganization    Consol-
                                                  Proceedings   Proceedings   Consolidated  Proceedings     Proceedings     idated
                                                  -----------   -----------   ------------  -----------     -----------     ------
Net Cash Provided (Used) by
Continuing Operations                               $ (4,197)   $ (26,396)     $ (30,593)    $ (15,168)     $ 12,295       $ (2,873)

Investment and Other Transactions:
       Property, plant and equipment acquired         (4,058)      (1,064)        (5,122)       (5,585)         (563)        (6,148)
       Property, plant and equipment retired             939          141          1,080         2,724            72          2,796
       Other - net                                    (1,992)           -         (1,992)       (3,254)       (1,773)        (5,027)
                                                    --------    ---------      ---------     ---------     ---------        --------
         Net cash provided (used) by investment
         and other transactions                       (5,111)        (923)        (6,034)       (6,115)       (2,264)        (8,379)
                                                    --------    ---------      ---------     ---------     ---------        --------

Financing Activities:
       Borrowings under DIP Facility                  25,000            -         25,000        50,000             -         50,000
       Repayment of borrowings under DIP Facility          -            -              -             -             -              -
       Net issuance of long-term obligations               -        2,194          2,194             -         1,096          1,096
       Increase (decrease) in short-term notes
          payable - net                                    -        6,964          6,964             -        (3,470)        (3,470)
                                                    --------    ---------      ---------     ---------      --------       --------
             Net cash provided (used) by
             financing activities                     25,000        9,158         34,158        50,000        (2,374)        47,626
                                                    --------    ---------      ---------      --------      --------       --------

Effect of Exchange Rate Changes on Cash
and Cash Equivalents                                       -          106           106              -          (153)          (153)
                                                    --------    ---------     ---------        -------      --------       --------

Cash Used by Discontinued Operations                 (9,778)           -         (9,778)      (23,597)       (14,000)       (37,597)

Increase (Decrease) in Cash and Cash Equivalents      5,914      (18,055)       (12,141)        5,120         (6,496)        (1,376)
Cash and Cash Equivalents at Beginning
of the Period                                        21,241       50,882         72,123        30,175         27,278         57,453
                                                   --------    ---------      ---------     ---------        --------       -------

Cash and Cash Equivalents at End of the Period     $ 27,155    $  32,827      $  59,982     $  35,295       $ 20,782       $ 56,077
                                                   ========    =========      =========     =========       ========       ========


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended January 31, 2001 and 2000

On June 7, 1999, Harnischfeger Industries Inc. ("Harnischfeger" or the "Company") and substantially all of its domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and orders for relief were entered. The Debtors include the Company's principal domestic operating subsidiaries, Joy Mining Machinery ("Joy") and P&H Mining Equipment ("P&H"). The Debtors' Chapter 11 cases are jointly administered for procedural purposes only under case number 99-2171. The Debtors also include Beloit Corporation ("Beloit"); the Company's other principal operating subsidiary at the time of the bankruptcy filing. See Note (c) - Discontinued Operations. The Debtors filed their draft disclosure statement and proposed plans of reorganization and, in the case of Beloit and its Debtor subsidiaries, liquidation with the Bankruptcy Court on October 26, 2000. The Bankruptcy Court approved the disclosure statement on December 20, 2000. The reorganization and liquidation plans of the 57 Debtors were approved by a vote of creditors conducted in January 2001. The plans are also subject to approval of the Bankruptcy Court at a hearing scheduled for April 3, 2001. If the plans are approved by the Bankruptcy Court at the hearing, the Debtors anticipate emerging from bankruptcy as soon as practical thereafter. In general, the Debtors' proposed plans of reorganization provides that the existing Harnischfeger common stock will be cancelled and that the creditors of Harnischfeger will be issued new common stock in reorganized Harnischfeger. As a result, if the plan is confirmed, current shareholders of Harnischfeger will receive nothing. Most creditors of Joy and P&H will receive new five-year, 10.75% senior notes issued by reorganized Harnischfeger and guaranteed by reorganized Joy and reorganized P&H. In certain circumstances, such creditors could receive a portion of the new common stock. Under Debtors' proposed plans, creditors of Beloit and its subsidiaries will receive the proceeds of the sale of the assets of Beloit and its subsidiaries.

The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, actions to collect prepetition indebtedness of the Debtors and other contractual obligations of the Debtors generally may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional prepetition claims may arise from such rejections, and from the determination by the Bankruptcy Court (or as agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. From time to time since the Chapter 11 filing, the Bankruptcy Court has approved motions allowing the Company to reject certain business contracts that were deemed burdensome or of no value to the Company. As of March 13, 2001, the Debtors had not completed their review of all their prepetition executory contracts and leases for assumption or rejection. See also Note (f) - Liabilities Subject to Compromise.

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

February 29, 2000 was set by the Bankruptcy Court as the last date creditors could file proofs of pre-petition claims under the Bankruptcy Code. February 15, 2001 was the deadline for filing administrative expense claims that arose prior to December 31, 2000. There may be differences between the amounts recorded in the Company's schedules and financial statements and the amounts claimed by the Company's creditors. Litigation may be required to resolve such disputes. The Company has adjusted its consolidated financial accounts to reflect the estimated amounts of such claims.

The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect future results. See Note (d) - Reorganization Items.

Although the Company currently anticipates that the Bankruptcy Court will approve its proposed plan of reorganization at the hearing scheduled to begin April 3, 2001 and that the Company will emerge from Bankruptcy as soon as practical thereafter, it is not possible to predict with certainty the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. Numerous circumstances could arise that could affect the ability of the Company to emerge from bankruptcy. There can be no assurance that: (a) the Bankruptcy Court will confirm the Company's plan of reorganization or the Committee Settlement Agreement described in Note (c) Discontinued Operations, (b) the plan will become effective, or (c) the occurrence of a material adverse change will not require the Company to submit a new plan and re-solicit votes.

In particular, if APP fails to make the interest or principal payments on the APP note described in Note (f) Liabilities Subject to Compromise which becomes due March 31, 2001 and Beloit is otherwise unable to obtain replacement sources of funds, then Beloit may not have sufficient cash to pay creditors who are required to be paid upon emergence. Such a development could in turn affect the ability to confirm the Beloit plan. Confirmation of the Beloit plan is also a condition of the Committee Settlement Agreement. On March 12, 2001, APP announced its intention to immediately cease payment of interest and principal on all its outstanding debt and on the debt of its subsidiaries.

In addition, there can be no assurance that numerous disputed claims filed in the bankruptcy cases that remained unresolved as of the date of this report will be resolved favorably to the Debtors or that the Company will be able to arrange an exit financing facility to replace its debtor-in-possession financing facility.

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

The accompanying Consolidated Financial Statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as going concerns. As a result of the Debtors' Chapter 11 filings, such matters are subject to significant uncertainty. Although Debtors' plans of reorganization provide for the Company's emergence from bankruptcy and have been approved by creditors, there can be no assurance that the Bankruptcy Court will confirm the plans or that such plans of reorganization will be consummated. Continuing on a going concern basis is dependent upon, among other things, confirmation of Debtors' proposed plan of reorganization, the success of future business operations, and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. Other than recording the estimated loss on the disposal of the Beloit discontinued operations, the Consolidated Financial Statements do not reflect: (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority; (c) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of an approved plan of reorganization; or (d) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court or arising from a confirmed plan of reorganization. Such adjustments could include recognition of the forgiveness of debt, the revaluation of assets, and other "fresh start" related items.

The Company's financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In Reorganization Under the Bankruptcy Code", issued November 19, 1990 ("SOP 90-7"). SOP 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Company. See Note (d) - Reorganization Items. The Company has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Company as of June 7, 1999, the bankruptcy filing date, as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors are currently being investigated and either resolved by mutual consent or adjudicated. The final amounts of such claims are not presently determinable.


Surface Mining Equipment


Three Months Ended January 31, 2001 as compared to 2000

The following table sets forth certain data with respect to the Surface Mining Equipment segment from the Consolidated Statement of Operations of the Company for the three months ended January 31:

       In thousands                     2001                         2000
       ------------------------------------------------------------------

       Net sales                    $ 112,427                   $ 121,405
       Operating Profit             $   7,684                   $   9,457
       Bookings                     $ 121,566                   $ 127,253

Sales of the Surface Mining Equipment segment were $112.4 million in the first quarter of fiscal 2001, a $9.0 million decrease from sales of $121.4 million during the same period of fiscal 2000. Capital sales decreased $11.4 million as a result of lower capital bookings in the first quarter and a $13.0 million lower beginning capital backlog at the beginning of fiscal 2001 compared to fiscal 2000. Aftermarket sales increased $2.6 million in the first quarter of 2001 due to a $5.7 million increase in parts sales.

Operating profit was $7.7 million or 6.8% of sales in the three months ended January 31, 2001, compared to operating profit of $9.5 million and 7.8% for the corresponding period in 2000. The lower operating profit in the first quarter of 2001 as compared to the first quarter of 2000 was due to decreased capital equipment sales, increased product costs and increased selling, general and administrative expenses.

Bookings amounted to $121.6 million in the first quarter of fiscal 2001 compared to $127.3 million during the first quarter of fiscal 2000. The decrease is primarily due to a $6.0 million reduction in capital equipment bookings. The backlog was $84.9 million as of January 31, 2001 compared to $75.7 million at October 31, 2000. These booking and backlog figures exclude customer arrangements under long-term repair and maintenance contracts. The total estimated value of long-term repair and maintenance arrangements with P&H customers, which extend for periods of up to thirteen years, amounted to approximately $300 million as of January 31, 2001.


Underground Mining Machinery

Three Months Ended January 31, 2001 as compared to 2000

The following table sets forth certain data with respect to the Underground Mining Machinery segment from the Consolidated Statement of Operations of the Company for the three months ended January 31:


   In thousands                     2001                        2000
   -----------------------------------------------------------------------

   Net sales                        $ 155,079                   $ 165,576
   Operating Profit                 $   7,819                   $     641  *
   Bookings                         $ 140,021                   $ 118,883

   -------------
   * After restructuring charge of $6.3 million.

Net sales in the first quarter of the 2001 fiscal year were $10 million lower than net sales in the first quarter a year ago. A $19 million decrease in new machine shipments in the quarter compared to the year earlier quarter was partially offset by an increase in aftermarket sales. The new machine sales shortfall resulted from a decline in roof support and face conveyor shipments primarily in the United States and the United Kingdom due to the timing of shipments of these large sales dollar transactions. In the aftermarket, repair parts sales were greater in the current quarter than they were in the first quarter last year in the United States and in China. The improvement in the U.S. aftermarket reflects somewhat higher levels of coal production, while the improvement in China is associated with aftermarket demand to support the new machines that have been shipped into that market over the last several years.

Despite the decline in net sales, operating profit in the first quarter of fiscal 2001 improved to $7.8 million compared to $6.9 million for the first quarter of fiscal 2000 before the charge of $6.3 million that was incurred last year for restructuring activities. This improvement in operating profit resulted from a favorable sales mix with a larger percentage of aftermarket products and from the benefits of Joy's cost reduction programs that have been implemented over the last two and one half years.

New order bookings were $21 million higher in 2001 than the comparable period in the prior year. This improvement was substantially due to increases for Joy's aftermarket products. Increased aftermarket bookings were recorded for repair parts and complete machine rebuilds in the United States and in the markets served by the Joy's U.K. operations. Aftermarket activity in the United States is benefiting from somewhat higher levels of coal production while the U.K. is beginning to see the impact on its aftermarket business associated with the new machines that have been shipped to customers in China. The order backlog as of January 31, 2001 was $136 million compared to $151 million at the end of October 2000. The decrease in the order backlog from October is due to the timing of the placement of roof support orders and their subsequent shipment. The amounts for bookings and backlog exclude customer arrangements under long-term equipment life cycle management programs. The total estimated value of these equipment life cycle management programs, which extend for periods of up to eight years, was approximately $63 million as of January 31, 2001.

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

On November 7, 1999, the Bankruptcy Court approved procedures and an implementation schedule for the divestiture plan (the "Court Sales Procedures") for the Beloit Segment. Between February and August 2000, sales agreements were approved under the Court Sales Procedures with respect to the sale of substantially all of the segment's domestic operating assets. In addition, approval was received for the sale of all of Beloit's significant foreign subsidiaries (apart from those that had previously filed for or been placed into receivership or other applicable forms of judicial supervision in their respective countries). As of March 13, 2001, all approved sales of domestic assets had taken place, as had sales of the majority of Beloit's foreign subsidiaries. Beloit expects that closings on the remaining approved sales of foreign subsidiaries will occur by the middle of fiscal 2001.

On September 21, 2000, the committees appointed by the Bankruptcy Court to represent the interests of the creditors of the Company, Joy and P&H and their subsidiaries, on the one hand, and Beloit and its subsidiaries, on the other hand, reached agreement on the Committee Settlement Agreement that provides for the settlement of many intercompany and intercreditor issues. The Bankruptcy Court will be asked to approve Committee Settlement Agreement at the confirmation hearing scheduled for April 3, 2001. The Committee Settlement Agreement is an integral part of the Company's plan of reorganization.

The Company has classified this segment as a discontinued operation in its Consolidated Financial Statements as of October 31, 2000 and 1999 and has, accordingly, restated its consolidated statements of operations for all periods presented. The Company has not restated its consolidated balance sheets or consolidated statements of cash flows for periods prior to fiscal 1999. Revenues for this segment were $0.5 million for the three months ended January 31, 2001 and $81.4 million for the comparable period in 2000. If the Company's proposed plan of reorganization is confirmed by the Bankruptcy Court, the Company's equity interest in Beloit will be cancelled and Beloit and its remaining subsidiaries will be liquidated under the control of a liquidating trustee.

On March 30, 1998, the Company completed the sale of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. Material Handling filed for Chapter 11 bankruptcy protection on May 17, 2000. Material Handling and its affiliates asserted more than 200 claims against the Debtors in their bankruptcy cases and Debtors filed a similar number of claims against Material Handling in Material Handling's bankruptcy cases. In addition, Material Handling advised Debtors that it might assert additional claims for approximately $340 million based on theories that the transaction in which Material Handling was sold to Chartwell Investments, Inc. was voidable. Following extensive negotiations, the parties agreed on terms of a settlement, subject to definitive documentation and the approval of the respective bankruptcy courts, releasing certain claims made by each party and its affiliates against the bankruptcy estates of the other party and its affiliates, resolving certain trademark licensing issues, agreeing to assume their existing agreements in their respective bankruptcy cases, and providing that the Company will allow Material Handling a $10 million unsecured pre-petition claim in exchange for a release of any liabilities arising out of the sale of Material Handling to Chartwell Investments, Inc.

The loss from discontinued operations of $9.0 million for the three months ended January 31, 2001, was primarily due to the $10.0 million settlement with Material Handling. See Note (f) - Liabilities Subject to Compromise.

Income Taxes

The income tax provision recognized in the Company's consolidated statement of operations differs from the income tax provision computed by applying the statutory federal income tax rate to the loss from continuing operations for the three months ended January 31, 2000 due to (i) an additional valuation allowance on deferred tax benefits and (ii) the effects of state and foreign taxes.

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

Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) must be satisfied before shareholders can receive any distribution. The ultimate recovery to shareholders, if any, will not be determined until the end of the case when the fair value of the Company's assets is compared to the liabilities and claims against the Company. There can be no assurance as to what value, if any, will be ascribed to the common stock in the bankruptcy proceedings. The Company's proposed plan of reorganization provides that existing Harnischfeger common stock will be cancelled. As a result, if the plan is confirmed, current shareholders of Harnischfeger will receive nothing. The U.S. Trustee for the District of Delaware has appointed an Official Committee of Equity Holders to represent the Company's shareholders in the proceedings before the Bankruptcy Court.

Working Capital

Working capital of continuing operations, excluding liabilities subject to compromise, as of January 31, 2001, was $210.0 million including $60.0 million of cash and cash equivalents, as compared to working capital of $218.8 million including $72.1 million of cash and cash equivalents as of October 31, 2000. The increase in accounts receivable of $12.5 million was primarily offset by the decrease in cash and cash equivalents of $12.1 million. Most significantly, there was a $37.1 million increase in short-term notes payable, including current portion of long-term debt, that was used to pay for the $8.2 million and $6.3 million increase in inventory and other current assets, respectively, and the decrease of $11.1 million in trade accounts payable. There was also a $6.3 million reduction in employee compensation and benefits and a $4.8 million increase in advance payments and progress billings.

Cash Flow from Continuing Operations

Although the Company recorded a loss from continuing operations of $6.3 million in the first quarter of fiscal 2001 as compared with a loss from continuing operations of $17.5 million for the same period in 2000, cash used by continuing operations was $30.6 million for the three months ended January 31, 2001 compared to cash used by continuing operations of $2.9 million for the comparable period in 2000.

The increased cash usage in 2001 resulted from the following factors: (i) an increase in accounts receivable of $11.9 million in the first quarter of fiscal 2001 as compared to an increase of $6.5 million in 2000; (ii) an inventory build-up of $7.2 million in the first quarter of 2001 compared with an inventory reduction of $14.6 million in 2000; and (iii) paydown of accounts payable and employee bonuses of $11.4 million and $6.4 million, respectively, in the first quarter of fiscal 2001.

Cash flow used by investment and other transactions was $6.0 million for the three months ended January 31, 2001 compared to $8.4 million during the corresponding period in 2000. The difference between periods is primarily due to a reduction in capital expenditures on property, plant and equipment and software of approximately $1.0 million and $2.0 million, respectively compared with the prior year.

DIP Facility

On July 8, 1999 the Bankruptcy Court approved a two-year, $750 million Revolving Credit, Term Loan and Guarantee Agreement underwritten by the Chase Manhattan Bank (the "DIP Facility"). In May, 2000, the Company voluntarily reduced the size of the DIP Facility to $350 million and on July 6, 2000, an order was entered by the Court approving the amendment to the DIP Facility reducing it to $350 million consisting of a Tranche A sub-facility of $250 million and a Tranche B sub-facility of $100 million. The Tranche A sub-facility has a final maturity of June 6, 2001 (the original maturity date), and the Tranche B sub-facility matured on December 31, 2000. Additionally, as permitted by the original order authorizing the DIP Facility, on August 3, 2000 the DIP Facility was further amended to, among other things, effect the syndication of the DIP Facility among a group of nine lenders, with Chase Manhattan Bank retaining the agent role.

Proceeds from the DIP Facility may be used to fund postpetition working capital and for other general corporate purposes during the term of the DIP Facility. Under the amended terms of the DIP Facility, the Company is permitted to make loans and issue letters of credit in favor of or on behalf of foreign subsidiaries for specified limited purposes, including individual limits for loans and advances of up to $75 million for working capital needs and $100 million for loans and letters of credit used for support or repayment of existing foreign credit facilities, and an aggregate limit of $150 million for all such loans and letters of credit, including any stand-by letters of credit issued to support foreign business opportunities. The DIP Facility contains monthly minimum EBITDA tests and quarterly limits on capital expenditures.

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

The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and the sale of Beloit assets. While the Company expects that cash flow from operations and the DIP Facility will provide sufficient working capital to operate its businesses, there can be no assurances that such sources will prove to be sufficient. The Debtors are jointly and severally liable under the DIP Facility. At January 31, 2001, $55 million in direct borrowings had been drawn under the DIP Facility and are classified as a short-term obligation on the Company's Balance Sheet. Additionally, letters of credit in the face amount of $54.3 million had been issued under the DIP Facility.

Market Risk

Volatility in interest rates and foreign exchange rates can impact the Company's earnings, equity and cash flow. From time to time the Company undertakes transactions to hedge this impact. The hedge instrument is considered effective if it offsets partially or completely the negative impact on earnings, equity and cash flow due to fluctuations in interest and foreign exchange rates. In accordance with the Company's policy, the Company does not execute derivatives that are speculative or that increase the Company's risk from interest rate or foreign exchange rate fluctuations. At January 31, 2001 the Company was not party to any interest rate derivative contracts. Foreign exchange derivatives at that date were exclusively in the form of forward exchange contracts executed over the counter. The counterparties to these contracts are several commercial banks, all of which hold investment grade ratings. There is a concentration of these contracts at The Chase Manhattan Bank which is currently the only institution entering into new forward foreign exchange contracts with the Company and those subsidiaries involved in the reorganization proceedings.

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

As of January 31, 2001, the nominal or face value of forward foreign exchange contracts to which the Company was a party was $80.2 million in absolute U.S. dollar equivalent terms.

Accounting Pronouncements

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the first quarter of fiscal 2001. The adoption resulted in the Company recognizing a fair value adjustment related to certain derivative instruments of $0.2 million which is reflected as an adjustment to other comprehensive income in the Statement of Stockholders Equity (Deficit).

The Company adopted EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" during the first quarter of fiscal 2001. The adoption resulted in the Company reclassifying certain shipping and handling costs that were recovered from customers from net sales to cost of sales. The financial statement effect was to increase net sales and cost of sales approximately $1.6 million and $1.7 million in fiscal 2001 and 2000, respectively.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

See "Market Risk" in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

     See Item 3 - Legal Proceedings, of Part I of the Company's annual report on Form 10-K for the year ended October 31, 2000.

     On March 30, 1998, the Company completed the sale of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. Material Handling filed for Chapter 11 bankruptcy protection on May 17, 2000. Material Handling and its affiliates asserted more than 200 claims against the Debtors in their bankruptcy cases and Debtors filed a similar number of claims against Material Handling in Material Handling's bankruptcy cases. In addition, Material Handling advised Debtors that it might assert additional claims for approximately $340 million based on theories that the transaction in which Material Handling was sold to Chartwell Investments, Inc. was voidable. Following extensive negotiations, the parties agreed on terms of a settlement, subject to definitive documentation and the approval of the respective bankruptcy courts, releasing certain claims made by each party and its affiliates against the bankruptcy estates of the other party and its affiliates, resolving certain trademark licensing issues, agreeing to assume their existing agreements in their respective bankruptcy cases, and providing that the Company will allow Material Handling a $10 million unsecured pre-petition claim in exchange for a release of any liabilities arising out of the sale of Material Handling to Chartwell Investments, Inc.

     The Company, Beloit and certain of their officers and employees were named as defendants in an action in the Bankruptcy Court brought by Omega Papier Wernhausen GmbH ("Omega"). The action concerned pre-petition and post-petition commitments allegedly made by the Company, Beloit and the officers and employees named in the action with respect to a pre-petition contract between Omega and Beloit's Austrian subsidiary under which Beloit's Austrian subsidiary agreed to supply a tissue paper making machine for Omega's factory in Wernshausen, Germany. The action and related claims were settled during the first fiscal quarter of 2001. The settlement requires Beloit or the Company to make a $2 million cash payment to Omega.


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

Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the first quarter of fiscal 2001.

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

     The Company's principal businesses involve designing, manufacturing, marketing and servicing large, complex machines. Significant periods of time are necessary to design and build these machines. Large amounts of capital must be devoted by the Company's customers to purchase these machines and to finance the mines that use these machines. The Company's success in obtaining and managing a relatively small number of sales opportunities, including the Company's success in securing payment for such sales and meeting the requirements of warranties and guarantees associated with such sales, can affect the Company's financial performance. In addition, many mines are located in undeveloped or developing economies where business conditions are less predictable. In recent years, up to 65% of the Company's total sales occurred outside the United States.

     Other factors that could cause actual results to differ materially from those contemplated include:

     |X| Factors relating to the Company's Chapter 11 filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees; the Company's success of disposing of Beloit's assets; the Company's success in confirming and implementing its plan of reorganization; the availability of financing and refinancing; and the Company's ability to comply with covenants in its DIP Facility and other financing facilities.

     |X| Factors affecting customers' purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles, and production and consumption rates of coal, copper, iron, gold, oil and other ores and minerals; the cash flows of customers; the cost and availability of financing to customers and the ability of customers to obtain regulatory approval for investments in mining projects;
          consolidations among customers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

     |X| Factors affecting the Company's ability to capture available sales opportunities, including: customers' perceptions of the quality and value of the Company's products and services as compared to competitors' products and services; whether the Company has successful reference installations to display to customers; customers' perceptions of the health and stability of the Company as compared to its competitors; the Company's ability to assist customers with competitive financing programs; and the availability of manufacturing capacity at the Company's factories.

     |X| Factors affecting the Company's ability to successfully manage sales it obtains, such as: the accuracy of the Company's cost and time estimates; the adequacy of the Company's cost and control systems; and the Company's success in delivering products and completing service projects on time and within budget; the Company's success in recruiting and retaining managers and key employees; wage stability and cooperative labor relations; plant capacity and utilization; and whether acquisitions are assimilated and divestitures completed without notable surprises or unexpected difficulties.

     |X| Factors affecting the Company's general business, such as: unforeseen patent, tax, product, environmental, employee health and benefit, or contractual liabilities; nonrecurring restructuring and other special charges; changes in accounting or tax rules or regulations;
          reassessments of asset valuations for such assets as receivables, inventories, fixed assets and intangible assets; and leverage and debt service.

     |X| Factors affecting general business levels, such as: political and economic turmoil in major markets such as the United States, Canada, Europe, Asia and the Pacific Rim, South Africa, Australia and Chile; environmental and trade regulations; and the stability and ease of exchange of currencies.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          None.

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

                         HARNISCHFEGER INDUSTRIES, INC.
                         ------------------------------
                                  (Registrant)



                         /s/  Kenneth A. Hiltz
                         ------------------------------
                              Kenneth A. Hiltz
                              Senior Vice President and
                              Chief Financial Officer

Date:  March 13, 2001



                         /s/  Michael S. Olsen
                         ------------------------------
                              Michael S. Olsen
                              Vice President and Controller

Date:  March 13, 2001