Form 10-Q
period 2001-04-30
HARNISCHFEGER INDUSTRIES INC
filed 2001-06-07
CIK 801898

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD From _______ to __________ Commission File number 1-9299.



                         HARNISCHFEGER INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                          39-1566457
--------------------------------------                    ----------------------
     (State of Incorporation)                             (I.R.S. Employer
                                                           Identification No.)

                       100 East Wisconsin Ave, Suite 2780
                           Milwaukee, Wisconsin 53202
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (414) 319-8500
              (Registrant's Telephone Number, Including Area Code)


Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                        Outstanding at June 7, 2001
--------------------------                           ---------------------------
Common Stock, $1 par value                                48,249,089 shares


                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)

                               FORM 10-Q -- INDEX
                                 April 30, 2001


PART I. - FINANCIAL INFORMATION                                        Page No.
                                                                       --------

Item 1 - Financial Statements:

           Consolidated Statement of Operations -
           Three and Six Months Ended April 30, 2001 and 2000             3

           Consolidated Balance Sheet -
           April 30, 2001 and October 31, 2000                            4 - 5

           Consolidated Statement of Cash Flow -
           Six Months Ended April 30, 2001 and 2000                       6

           Consolidated Statement of Shareholders' Equity (Deficit) -
           Six Months Ended April 30, 2001 and 2000                       7

           Notes to Consolidated Financial Statements                     8 - 29

Item 2 -  Management's Discussion and Analysis
           of Financial Condition and Results of Operations              30 - 40

Item 3 - Quantitative and Qualitative Disclosures About
           Market Risk                                                   40


PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings                                               41

Item 2 - Changes in Securities                                           41

Item 3 - Defaults Upon Senior Securities                                 41

Item 4 - Submission of Matters to a Vote of Security Holders             41

Item 5 - Other Information                                               41 - 42

Item 6 - Exhibits and Reports on Form 8-K                                43

Signatures                                                               44





                          PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements


                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended            Six Months Ended
                                                       April 30,                    April 30,
                                                -------------------------   -----------------------
In thousands except per share amounts              2001         2000           2001           2000
---------------------------------------------   ------------ ------------   ------------  ---------
Revenues
       Net sales                                 $ 287,755   $ 283,025       $ 555,261    $ 570,006
       Other income                                    415         731             961        1,778
                                                 ---------   ---------       ---------    ---------
                                                   288,170     283,756         556,222      571,784
Cost of sales                                      212,958     213,417         417,559      436,924
Product development, selling
        and administrative expenses                 55,567      53,313         107,106      105,729
Reorganization items                                18,915      11,462          30,206       23,035
Restructuring (credit)charge                           (42)        168             (42)       6,479
                                                 ---------   ---------       ---------    ---------
Operating income (loss)                                772       5,396           1,393         (383)
Interest expense - net  (excludes contractual
        interest expense of $17,647 and $35,547
       for 3 and 6 months ended April 30, 2001)     (3,687)     (8,541)         (7,417)     (17,134)
                                                 ---------    ---------      ---------    ---------
Loss before provision for income taxes
        and minority interest                       (2,915)     (3,145)         (6,024)     (17,517)

Provision for income taxes                          (3,000)     (3,000)         (6,000)      (6,000)

Minority interest                                     (546)       (198)           (687)        (372)
                                                 ---------    ---------       ---------    ---------

Loss from continuing operations                     (6,461)     (6,343)        (12,711)     (23,889)

Gain (loss) from discontinued operations, net
       of tax                                        5,878          --          (3,170)        --
                                                 ---------    ---------       ---------    ---------

Net loss                                         $   (583)    $ (6,343)       $ (15,881)   $(23,889)
                                                 =========    =========       =========    =========

Basic Earnings (Loss) Per Share:
        Loss from continuing operations          $  (0.14)    $  (0.13)       $   (0.27)   $   (0.51)
        Income (loss) from discontinued
          operation                                  0.12           --            (0.07)       --
                                                 --------     ---------       ---------    ---------

Net loss per share                               $  (0.02)    $  (0.13)       $   (0.34)   $  (0.51)
                                                 ========     =========       =========    =========

Diluted Earnings (Loss) Per Share:
        Loss from continuing operations          $  (0.14)    $  (0.13)       $   (0.27)   $  (0.51)
        Income (loss) from discontinued
          operation                                  0.12          --             (0.07)        --
                                                 ---------    ---------       ---------    ---------

Net loss per share                               $  (0.02)    $  (0.13)       $   (0.34)   $  (0.51)
                                                 =========    =========       =========    =========


          See accompanying notes to consolidated financial statements



                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                      April 30,    October 31,
In thousands                            2001         2000
-----------------------------      ------------   ------------
Assets

Current Assets:
  Cash and cash equivalents         $    46,906    $    72,123
  Accounts receivable-net               200,231        177,151
  Inventories                           425,924        410,331
  Other current assets                   53,633         49,819
                                    -----------    -----------
                                        726,694        709,424
                                    -----------    -----------

Assets of Discontinued Operations        14,734         15,231

Property, Plant and Equipment:
  Land and improvements                  17,408         17,548
  Buildings                             127,326        127,724
  Machinery and equipment               263,274        258,749
                                    -----------    -----------
                                        408,008        404,021
  Accumulated depreciation             (236,293)      (226,608)
                                    -----------    -----------
                                        171,715        177,413
                                    -----------    -----------

Investments and Other Assets:
  Goodwill                              313,130        320,947
  Intangible assets                      26,469         29,831
  Other assets                           40,849         40,082
                                    -----------    -----------
                                        380,448        390,860
                                    -----------    -----------

                                    $ 1,293,591    $ 1,292,928
                                    ===========    ===========

          See accompanying notes to consolidated financial statements




                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                April 30,    October 31,
In thousands                                                      2001          2000
-----------------------------------------------------------  -------------  --------------

Liabilities and Shareholders' Equity (Deficit)

   Current Liabilities:
       Short-term notes payable, including current
              portion of long-term obligations                  $   141,149    $   108,774
       Trade accounts payable                                        65,336         72,491
       Employee compensation and benefits                            48,889         52,210
       Advance payments and progress billings                        22,562         11,052
       Accrued warranties                                            33,290         34,941
       Income taxes payable                                         106,713        104,869
       Other current liabilities                                    106,604        106,291
                                                                -----------    -----------
                                                                    524,543        490,628

Long-term Obligations                                                 2,682          3,124

Other Non-current Liabilities:
       Liability for postretirement benefits                         32,708         32,331
       Accrued pension costs                                         14,741         13,738
       Other                                                          5,435          5,866
                                                                -----------    -----------
                                                                     52,884         51,935

Liabilities Subject to Compromise                                 1,233,283      1,220,675

Liabilities of Discontinued Operations,
       including liabilities subject to compromise
       of $253,219 and $246,154, respectively                       293,210        314,725

Minority Interest                                                     6,986          6,533

Commitments and Contingencies (Note (f))                               --             --

Shareholders' Equity (Deficit):
       Common stock, $1 par value  (51,668,939 shares issued)        51,669         51,669
       Capital in excess of par value                               563,575        563,542
       Retained deficit                                          (1,220,195)    (1,204,314)
       Accumulated comprehensive loss                              (124,298)      (114,874)
        Less:
             Stock employee compensation trust (1,433,147
                  shares) at market                                    (133)          (100)
             Treasury stock (3,881,929 shares) at cost              (90,615)       (90,615)
                                                                -----------    -----------
                                                                   (819,997)      (794,692)
                                                                -----------    -----------
                                                                $ 1,293,591    $ 1,292,928
                                                                ===========    ===========

          See accompanying notes to consolidated financial statements


                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                                         Six Months Ended
                                                                             April 30,
In thousands                                                              2001       2000
----------------------------------------------------------------       ---------  ----------
Operating Activities:
Net loss                                                               $(15,881)   $(23,889)
Add (deduct) - Items not affecting cash:
   Loss from discontinued operations                                      3,170        --
   Restructuring (credits) charges                                          (42)      6,479
   Reorganization items                                                   4,416       7,899
   Minority interest                                                        687         372
   Depreciation and amortization                                         25,373      27,431
   Increase in income taxes, net                                          2,249       1,958
   Other - net                                                             (434)      3,222
   Changes in Working Capital Items:
   (Increase) in accounts receivable - net                              (25,214)       (215)
   (Increase) decrease in inventories                                   (22,589)     31,389
   (Increase) in other current assets                                    (4,237)     (1,459)
   (Decrease) in trade accounts payable                                  (6,399)     (9,059)
   (Decrease) increase in employee compensation and benefits             (5,409)      2,066
   Increase (decrease) in advance payments and progress billings         11,571     (20,125)
   (Decrease) in other current liabilities                               (6,581)    (20,045)
                                                                       --------    --------
     Net cash provided (used) by continuing operations                  (39,320)      6,024
                                                                       --------    --------

Investment and Other Transactions:
   Property, plant and equipment acquired                               (10,010)    (14,861)
   Property, plant and equipment retired                                  1,993       4,278
   Other - net                                                            2,579       8,916
                                                                       --------    --------
     Net cash used by investment and other transactions                  (5,438)     (1,667)
                                                                       --------    --------

Financing Activities:
   Borrowings under DIP facility                                         45,000      70,000
   Repayment of borrowings under DIP facility                            (5,000)    (51,000)
   Net issuance of long-term obligations                                  2,065         795
   Increase (decrease) in short-term notes payable- net                  (8,066)      1,650
                                                                       --------    --------
     Net cash provided by financing activities                           33,999      21,445
                                                                       --------    --------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                                        (743)     (1,276)
Cash Used in Discontinued Operations                                    (13,715)    (16,081)
                                                                       --------    --------
(Decrease) increase in Cash and Cash Equivalents                        (25,217)      8,445
Cash and Cash Equivalents at Beginning of Period                         72,123      57,453
                                                                       --------    --------
Cash and Cash Equivalents at End of Period                             $ 46,906    $ 65,898
                                                                       ========    ========

          See accompanying notes to consolidated financial statements


                         HARNISCHFEGER INDUSTRIES, INC.
                   (Debtor-in-Possession as of June 7, 1999)
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)


                                                     Capital in  Compre-    Retained      Accumulated
                                            Common   Excess of   hensive    Earnings     Comprehensive          Treasury
In thousands                                Stock    Par Value    Loss     (Deficit)         Loss       SECT     Stock        Total
----------------------------------------   -----------------------------------------------------------------------------------------
Six Months Ended April 30, 2001
Balance at October 31, 2000               $  51,669   $ 563,542             $(1,204,314)  $(114,874) $  (100) $(90,615) $  (794,692)
 Comprehensive loss:
    Net loss                                                     $ (15,881)     (15,881)                                    (15,881)
    Other comprehensive loss:
     Derivative fair value adjustment,
          net of income taxes                                         (445)                    (445)                           (445)
          Currency translation adjustment                           (8,979)                  (8,979)                         (8,979)
                                                                 ---------
            Total comprehensive loss                             $ (25,305)
                                                                 =========
 Adjust SECT shares to market value                          33                                          (33)                    --
                                          ----------  ---------             --------------------------------------------------------
Balance at April 30, 2001                 $   51,669  $ 563,575             $(1,220,195)  $(124,298) $  (133) $(90,615) $  (819,997)
                                          ==========  =========             ========================================================

Six Months Ended April 30, 2000
Balance at October 31, 1999               $   51,669  $ 572,573             $(1,468,938)  $ (79,960) $(1,612) $(98,883) $(1,025,151)
 Comprehensive loss:
    Net loss                                                     $ (23,889)     (23,889)                                    (23,889)
    Other comprehensive loss:
     Currency translation adjustment                               (18,764)                 (18,764)                        (18,764)
                                                                 ---------
      Total comprehensive loss                                   $ (42,653)
                                                                 =========
 300,000 shares purchased by employee
 and director benefit plans                              (7,519)                                                 7,519
 Adjust SECT shares to market value                        (761)                                         761                    --
                                          ----------  ---------             --------------------------------------------------------
Balance at April 30, 2000                 $   51,669  $ 564,293             $(1,492,827)  $ (98,724) $  (851) $(91,364) $(1,067,804)
                                          ==========  =========             ========================================================

          See accompanying notes to consolidated financial statements



                        HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-Possession as of June 7, 1999)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2001
                                   (Unaudited)

(a)  Reorganization under Chapter 11

     On June 7, 1999, Harnischfeger Industries Inc. ("Harnischfeger" or the "Company") and substantially all of its domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and orders for relief were entered. The Debtors include the Company's principal domestic operating subsidiaries, Joy Mining Machinery ("Joy") and P&H Mining Equipment ("P&H"). The Debtors' Chapter 11 cases are jointly administered for procedural purposes only under case number 99-2171. The Debtors also include Beloit Corporation ("Beloit"), the Company's other principal operating subsidiary at the time of the bankruptcy filing. See Note (c) - Discontinued Operations. The Bankruptcy Court order confirming the Debtors' plan of reorganization became final on May 29, 2001. The Company must close on its exit financing facility before it can emerge from bankruptcy. The Debtors anticipate emerging from bankruptcy as soon as the Company closes on its exit financing facility. In general, the Debtors' plan of reorganization provides that the existing Harnischfeger common stock will be cancelled upon emergence and that the creditors of Harnischfeger will be issued new common stock in reorganized Harnischfeger. As a result, current shareholders of Harnischfeger will receive nothing. Most creditors of Joy and P&H will receive new five-year, 10.75% senior notes issued by reorganized Harnischfeger and guaranteed by reorganized Joy and reorganized P&H. The initial distributions of new stock and notes are expected to occur thirty to sixty days after the Company's emergence from bankruptcy. Under Debtors' plan of reorganization, the assets and liabilities of Beloit will not be part of the reorganized Company. To facilitate Beloit's exit from bankruptcy, the Company has agreed to lend Beloit up to $15 million, secured by all of Beloit's remaining assets.

     The Debtors have operated their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, actions to collect prepetition indebtedness of the Debtors and other contractual obligations of the Debtors generally may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional prepetition claims may arise from such rejections, and from the determination by the Bankruptcy Court (or as agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. From time to time since the Chapter 11 filing, the Bankruptcy Court has approved motions allowing the Company to reject certain business contracts that were deemed burdensome or of no value to the Company. See also Note (f) - Liabilities Subject to Compromise.

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

     February 29, 2000 was set by the Bankruptcy Court as the last day creditors could file proofs of pre-petition claims under the Bankruptcy Code. February 15, 2001 was the deadline for filing administrative expense claims that arose prior to December 31, 2000. There may be differences between the amounts recorded in the Company's schedules and financial statements and the amounts claimed by the Company's creditors. Litigation may be required to resolve such disputes. The Company has adjusted its consolidated financial accounts to reflect the estimated amounts of such claims.

     Although the Company currently anticipates that it will close on its exit financing facility and emerge from Bankruptcy in the near term, it is still not possible to predict with certainty the length of time the Company will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of the Company or on the interests of the various creditors and security holders. Numerous circumstances could arise that could affect the timing or the ability of the Company to close on its exit financing facility and emerge from bankruptcy.

     In accounting for the effects of the reorganization, the Company will implement the "fresh start" accounting principles pursuant to the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Under fresh start accounting principles, the Company will determine the value to be assigned to the equity of the reorganized Company as of a date, which is expected to be June 24, 2001, selected for financial reporting purposes.

     The reorganized Company's enterprise value has been estimated at $1,020 million, of which $704 million is attributed to shareholder' equity and $328 million is attributed to debt plus $12 million of excess cash. Three methodologies were used to establish the enterprise value, a comparable companies analysis, a comparable acquisitions analysis and a discounted cash flow analysis. The enterprise value will be allocated to specific tangible and identifiable intangible assets and liabilities. The unallocated portion of the enterprise value will be classified as "Reorganization value in excess of amounts allocable to identifiable assets" and may be subject to amortization. The following reflects the pro-forma reorganized condensed consolidated balance sheet showing pre-reorganized balance, reorganization adjustments and reorganized balance as of April 30, 2001. Additional adjustments will be required to reflect the reorganized balance sheet as of the date selected for financial reporting purposes.


                         HARNISCHFEGER INDUSTRIES, INC.
                    (Debtor-in-possession as of June 7,1999)
                    ----------------------------------------
                 PRO FORMA REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF APRIL 30, 2001
                                   (UNAUDITED)

                                                             Pre-
                                                        Reorganization         Reorganization           Reorganized
In thousands                                               Balance              Adjustments               Balance
---------------------------------------------------   -------------------    -------------------      ----------------
ASSETS

Current Assets:
    Cash and cash equivalents                         $    46,906                                       $    46,906
    Accounts receivable, net                              200,231                                           200,231
    Inventories                                           425,924                159,548 (a)                585,472
    Other current assets                                   53,633                                            53,633
Assets of discontinued operations                          14,734                (14,734)(b)                     --
Note receivable from Beloit                                    --                     -- (m)                     --
Property plant and equipment, net                         171,715                108,100 (d)                279,815
Goodwill and intangible assets                            339,599               (313,130)(e)                 26,469

Reoganization value in excess of amounts allocable
    to identifiable assets                                     --                308,931 (f)                308,931

Other assets                                               40,849                (22,100)(g)                 18,749
                                                      -----------             -----------               -----------
    Total Assets                                      $ 1,293,591             $  226,615               $  1,520,206
                                                      ===========             ===========               ===========



LIABILITIES AND SHAREHOLDERS' EARNINGS (DEFICIT)

Current Liabilities:
    Short-term notes payable, including current portion
     of long-term obligations                         $   141,149             $  (70,000)(h)                 71,149
    Trade accounts payable                                 65,336                    --                      65,336
    Employee compensation and benefits                     48,889                 (4,275)(i)                 44,614
    Advance payments and progress billings                 22,562                    --                      22,562
    Accrued warranties                                     33,290                    --                      33,290
    Other current liabilities                             213,317                (25,900)(i)                187,417
                                                      -----------             -----------               -----------
                                                          524,543               (100,175)                   424,368

Long-term obligations                                       2,682                 12,600 (j)                 15,282

Liability for postretirement benefits and accrued
    pension costs                                          47,449                 70,557 (g)                118,006

Other liabilities                                           5,435                    --                       5,435
Senior secured debt                                           --                 131,500 (k)                131,500
Senior unsecured notes                                        --                 110,600 (l)                110,600
Liabilities subject to compromise                       1,233,283             (1,233,283)(m)                     --
Liabilities of discontinued operations                    293,210               (288,881)(m)                  4,329
Minority interest                                           6,986                    --                       6,986
Old equity                                               (819,997)               819,997                         --
New equity                                                                       703,700                    703,700
                                                      -----------            -----------                -----------
 Total liabilities and shareholders' earnings
      (deficit)                                       $ 1,293,591            $   226,615                $ 1,520,206
                                                      ===========            ===========                ===========



Adjustments reflected in the Pro-forma Reorganize Condensed Consolidated Balance Sheet are as follows:

     (a)  Increase inventory to its estimated fair value.

     (b) Remove the assets and liabilities related to the Beloit discontinued operations.

     (c)  Beloit note in the amount of $15 million which will be fully reserved.

     (d) Increase fixed assets to their estimated fair values based on appraisals of an outside party.

     (e)  Eliminate the Company's historical goodwill.

     (f) Record reorganization value in excess of the Company's enterprise value, as determined by the Company's financial advisor, over the fair value of the Company's assets and liabilities.

     (g) Eliminate the prepaid pension asset and increase the pension liability related to the Company's Employee Retirement Benefit Plans based on actuarial calculations.

     (h)  Repayment of the debtor-in-possession financing facility.

     (i) Professional fees, administrative fees, employee retention bonus, priority and secured claims required to be paid at emergence.

     (j) Reclass reinstated industrial revenue bonds from liabilities subject to compromise.

     (k)  New senior secured loan proceeds (exit financing facility).

     (l)  New senior unsecured notes to prepetition claimants of Joy and P&H.

     (m)  Discharge  of   prepetition   obligations   (liabilities   subject  to
          compromise) from continuing operations.


(b)  Basis of Presentation

     The accompanying Consolidated Financial Statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as going concerns. As a result of the Debtors' Chapter 11 filings, such matters are subject to significant uncertainty. Although Debtors' plan of reorganization has been approved by creditors and confirmed by the Bankruptcy Court, there can be no assurance that the Debtors' will close on their exit financing and emerge from bankruptcy. Continuing on a going concern basis is dependent upon, among other things, the success of future business operations and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. Other than recording the estimated loss on the disposal of the Beloit discontinued operations, the Consolidated Financial Statements do not reflect: (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority; (c) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of the plan of reorganization; or (d) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court or arising from the plan of reorganization. Such adjustments could include recognition of the forgiveness of debt, the revaluation of assets, and other fresh start related items.

     The Company's consolidated financial statements have been presented in conformity with SOP 90-7 which requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date and identification of all transactions and events that are directly associated with the reorganization of the Debtors. See Note (d) - Reorganization Items. The Company has filed schedules with the Bankruptcy Court setting forth the assets and liabilities of the Company as of June 7, 1999, the bankruptcy filing date, as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors are currently being investigated and either resolved by mutual consent or adjudicated. The final amounts of such claims are not presently determinable.

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the first quarter of fiscal 2001. The adoption resulted in the Company recognizing a fair value adjustment related to certain derivative instruments of $0.4 million for the six months ended April 30, 2001 which is reflected as an adjustment to other comprehensive income in the Statement of Stockholders Equity (Deficit).

     The Company adopted EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" during the first quarter of fiscal 2001. The adoption resulted in the Company reclassifying certain shipping and handling costs that were recovered from customers from net sales to cost of sales. The financial statement effect was to increase net sales and cost of sales by approximately $1.0 million and $0.9 million for the three months ended April 30, 2001 and 2000, respectively and $2.6 million for the six months ended April 30 in both fiscal 2001 and 2000.

     In the opinion of management, all adjustments necessary for the fair presentation on a going concern basis of the results of operations for the three and six months ended April 30, 2001 and 2000, cash flows for the six months ended April 30, 2001 and 2000, and financial position at April 30, 2001 have been made.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

     The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

(c)  Discontinued Operations

     In light of continuing losses at Beloit and following an evaluation of the prospects of reorganizing the pulp and paper machinery segment owned by Beloit and its subsidiaries (the "Beloit Segment"), in October, 1999 the Company announced its plan to dispose of the Beloit Segment. Subsequently, Beloit notified certain of its foreign subsidiaries that they could no longer expect funding of their operations to be provided by either Beloit or the Company. Certain of the notified subsidiaries filed for or were placed into receivership or other applicable forms of judicial supervision in their respective countries. In May 2000 the U.S. Trustee for the District of Delaware appointed an Official Committee of Unsecured Creditors of Beloit Corporation to represent the creditors of Beloit in proceedings before the Bankruptcy Court.

     In November 1999, the Bankruptcy Court approved procedures and an implementation schedule for the divestiture plan (the "Court Sales Procedures") for the Beloit Segment. Between February and August 2000, sales agreements were approved under the Court Sales Procedures with respect to the sale of substantially all of the segment's domestic operating assets. In addition, approval was received for the sale of all of Beloit's significant foreign subsidiaries (apart from those that had previously filed for or been placed into receivership or other applicable forms of judicial supervision in their respective countries). As of June 7, 2001, most of Beloit's assets had been sold. Beloit expects that closings on sales of its' remaining assets will occur in fiscal 2001.

     In September 2000, the committees appointed by the Bankruptcy Court to represent the interests of the creditors of the Company, Joy and P&H and their subsidiaries, on the one hand, and Beloit and its subsidiaries, on the other hand, reached agreement on the Committee Settlement Agreement that provides for the settlement of many intercompany and intercreditor issues. On April 17, 2001, the Bankruptcy Court approved the Committee Settlement Agreement. The Committee Settlement Agreement is an integral part of the Company's plan of reorganization. On May 18, 2001, the Bankruptcy Court confirmed the plan.

     The Company classified the Beloit Segment as a discontinued operation in its Consolidated Financial Statements as of October 31, 1999 and accordingly, restated its consolidated statements of operations for all periods presented. The Company has not restated its consolidated balance sheets or consolidated statements of cash flows for periods prior to fiscal 1999. Revenues for this segment were $0.8 million for the six months ended April 30, 2001 and $158.2 million for the comparable period in 2000. The Company's plan of reorganization provides that the Company's equity interest in Beloit will be transferred to a liquidating trust and Beloit and its remaining subsidiaries will be liquidated under the control of a liquidating trustee.

     In March 1998, the Company completed the sale of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. Material Handling filed for Chapter 11 bankruptcy protection in May 2000. Material Handling and its affiliates asserted more than 200 claims against the Debtors in their bankruptcy cases and Debtors filed a similar number of claims against Material Handling in Material Handling's bankruptcy cases. In addition, Material Handling advised Debtors that it might assert additional claims for approximately $340 million based on theories that the transaction in which Material Handling was sold to Chartwell Investments, Inc. was voidable. Following extensive negotiations, the parties agreed on terms of a settlement, subject to the approval of the respective bankruptcy courts, (i) releasing certain claims made by each party and its affiliates against the bankruptcy estates of the other party and its affiliates, (ii) resolving certain trademark licensing issues, (iii) agreeing to assume their existing agreements in their respective bankruptcy cases, and (iv) allowing Material Handling a $10 million unsecured pre-petition claim against the Company in exchange for a release of any liabilities arising out of the sale of Material Handling to Chartwell Investments, Inc. The $10 million claim was recorded as a charge to loss from discontinued operations and was included in liabilities subject to compromise in the first quarter of 2001.


(d)  Reorganization Items

     Reorganization expenses are items of income, expense and loss realized or incurred by the Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code. During the second quarter of fiscal 2001, reorganization expenses related to continuing operations were as follows:

                                                   Three months      Six months
                                                      ended            ended
In thousands                                      April 30, 2001  April 30, 2001
--------------------------------------------------------------------------------

Professional fees directly related to the filing   $ 17,424 *        $ 25,192
Amortization of DIP financing costs                   1,644             3,288
Accrued retention plan costs                             38             2,228
Interest earned on DIP proceeds                        (191)             (502)
                                                   --------          --------
                                                   $ 18,915           $ 30,206
                                                   ========          ========

* Includes success bonuses for outside professionals accrued in the second quarter.


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

     The  Company   anticipates   that  the   restructuring   reserves  will  be
     substantially utilized within the current year. The restructuring reserves are recorded in other current liabilities on the balance sheet.


     Details of these restructuring charges are as follows:

     In thousands
     -------------------------------------------------------------------
                          10/31/00   Reserve 01/31/01  Reserve  04/30/01
                           Reserve  Utilized Reserve  Utilized  Reserve
                          --------  -------- -------  --------  --------
     Employee severance    $1,536   $  188   $1,348   $  241   $1,107
     Facility closures        161     --        161       11      150
                           ------   ------   ------   ------   ------
     Total                 $1,697   $  188   $1,509   $  252   $1,257
                           ======   ======   ======   ======   ======

(f)  Liabilities Subject to Compromise

     The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings are identified below. All amounts below may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. Additional prepetition claims may arise from rejection of additional executory contracts or unexpired leases by the Company. Under Debtors' plan of reorganization, payment of prepetition claims of some Debtors will substantially differ from payment of prepetition claims of other Debtors.

     Recorded liabilities:

     On a consolidated basis, recorded liabilities subject to compromise under Chapter 11 proceedings consisted of the following:

                                                            April 30, 2001                               October 31, 2000
                                                 ------------------------------------    -------------------------------------------
                                                 Continuing   Discontinued                Continuing    Discontinued
In thousands                                     Operations    Operations     Total       Operations    Operations         Total
--------------------------------------------     ----------   ------------  ---------    ----------    -------------    ------------

Trade accounts payable                            $ 93,010    $ 139,700     $ 232,710      $ 93,638      $ 133,054       $ 226,692
Accrued interest expense, as of June 6, 1999        17,297            -        17,297        17,285              -          17,285
Accrued executive changes expense                    8,518            -         8,518         8,518              -           8,518
Put obligation to preferred shareholders of
 subsidiary                                          5,457            -         5,457         5,457              -           5,457
8.9% Debentures, due 2022                           75,000            -        75,000        75,000              -          75,000
8.7% Debentures, due 2022                           75,000            -        75,000        75,000              -          75,000
7.25% Debentures, due 2025
(net of discount of $1,224 and $1,218)             148,776            -       148,776       148,776              -         148,776
6.875% Debentures, due 2027
(net of discount of $102 and $100)                 149,898            -       149,898       149,898              -         149,898
Senior Notes, Series A through D, at interest
           rates of between 8.9% and 9.1%,
           due 1999 to 2006                         69,546            -        69,546        69,546              -          69,546
Revolving credit facility                          500,000            -       500,000       500,000              -         500,000
IRC lease (Princeton Paper)                              -       39,000        39,000             -         39,000          39,000
Industrial Revenue Bonds, at interest rates
          of between 5.9% and 8.8%,
          due 1999 to 2017                          18,615        2,489        21,104        18,615          2,471          21,086
Notes payable                                       20,000            -        20,000        20,000              -          20,000
Other                                               25,166        4,124        29,290        21,942          3,723          25,665
Advance payments and progress billing                    -       24,883        24,883             -         24,883          24,883
Accrued warranties                                       -       25,000        25,000             -         25,000          25,000
Minority interest                                        -       18,023        18,023             -         18,023          18,023
Material Handling settlement                        10,000            -        10,000             -              -               -
APP letter of credit                                17,000            -        17,000        17,000              -          17,000
                                               ------------  -----------  ------------  ------------    -----------    ------------
                                                $1,233,283    $ 253,219    $1,486,502    $1,220,675      $ 246,154      $1,466,829
                                               ============  ===========  ============  ============    ===========    ============


     As a result of the bankruptcy filing, principal and interest payments may not be made on prepetition debt without Bankruptcy Court approval. Such interest, which has not been accrued during the pendancy of the bankruptcy, is not treated as an allowed claim under the Debtors' confirmed plan of reorganization. The Bankruptcy Code generally disallows the payment of interest that accrues postpetition with respect to unsecured claims.


     Contingent liabilities:

     At April 30, 2001, the Company was contingently liable to banks, financial institutions and others for approximately $121.1 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $121.1 million, approximately $6.2 million was issued at the request of the Company on behalf of Beloit and approximately $49.2 million was issued at the request of HII, Joy and P&H Debtor entities prior to the bankruptcy filing. Included in the $121.1 million outstanding as of April 30, 2001 were $50.4 million of letters of credit issued under the DIP Facility (See Note (g) - Borrowings and Credit Facilities) and $15.0 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries. Contingent liabilities as of the Chapter 11 filing date are subject to compromise.

     As of June 7, 2001, the Debtors had completed their review of prepetition executory contracts to determine whether to assume or reject such contracts. Rejection of executory contracts could result in additional prepetition claims against Debtors. Accordingly, it is not possible to estimate the amount of additional prepetition claims that could arise out of the rejection of executory contracts. Conversely, assumption of executory contracts could result in additional administrative claims and a reduction in prepetition claims.

     The Potlatch lawsuit, filed originally in 1995, related to a 1989 purchase of pulp line washers supplied by Beloit for less than $15.0 million. In June 1997, a Lewiston, Idaho jury awarded Potlatch $95.0 million in damages in the case, which, together with fees, costs and interest to April 1999, approximated $120.0 million. In April 1999, the Supreme Court of Idaho vacated the judgement of the Idaho District Court in the Potlatch lawsuit and remanded the case for a new trial. This litigation has been stayed as a result of the bankruptcy filings. This suit pertains only to Beloit.

     In fiscal 1996 and 1997, Beloit's Asian subsidiaries received orders for four fine papermaking machines from Asia Pulp & Paper Co. Ltd. ("APP") for a total of approximately $600.0 million. The first two machines were substantially paid for and installed at APP facilities in Indonesia. Beloit sold approximately $44.0 million of receivables from APP on these first two machines to a financial institution. Beloit agreed to repurchase the receivables in the event APP defaulted on the receivables and the Company guaranteed this repurchase obligation. In October 2000, the Bankruptcy Court approved a settlement with APP which resolved disputes that had arisen between Beloit's Asian subsidiaries and APP in connection with its contracts for the first two paper making machines. Under this settlement, APP and certain of its affiliates drew $17 million from two letters of credit issued on behalf of the Company and APP and certain of its affiliates agreed to pay Beloit $0.8 million. As of June 7, 2001, APP has not paid Beloit the $0.8 million.

     Disputes arose between Beloit and APP regarding the second two papermaking machines. In March 2000, the Company announced the signing of a definitive agreement to settle the disputes and related arbitration and legal proceedings. Under the settlement, APP agreed to pay $135.0 million to Beloit and $15.9 million the Company had deposited with a bank with respect to related letters of credit was released to the Company. The $15.9 million was classified as other assets in the Company's consolidated financial statements prior to the settlement. The $135.0 million was paid in the form of $25.0 million in cash and $110.0 million in a three-year note issued by an APP subsidiary and guaranteed by APP. The note is governed by an indenture and bears a fixed interest rate of 15%. On October 2, 2000, Beloit received the first interest payment of $8.3 million. On March 12, 2001, APP announced its intention to immediately cease payment of interest and principal on all its outstanding debt and on the debt of its subsidiaries. The second interest payment of $8.3 million and the first principal payment of $13.7 million, due on March 31, 2001, were not paid. No value for the note has been recognized in the financial statements as of April 30, 2001. As part of the settlement, Beloit retained a $46.0 million down payment it received from APP for the second two papermaking machines and APP released all rights with respect to letters of credit issued for the aggregate amount of the down payment for the second two papermaking machines. Also as part of the settlement, APP acquired certain rights for a limited period of time to take possession of components and spare parts produced or acquired by Beloit in connection with the two papermaking machines on an as is, where is basis. In addition, Beloit returned to APP certain promissory notes given to Beloit by APP. The notes were initially issued in the amount of $59.0 million and had an aggregate principal balance of $19.0 million when they were returned to APP.

     On April 3, 2001, pursuant to the terms of the APP note indenture, Beloit requested the trustee, the Bank of New York, to declare the entire principal of the note to be accelerated and therefore due and owing to Beloit. On April 17, 2001, Beloit filed a motion for summary judgment in lieu of complaint in the Supreme Court of the State of New York, County of New York, seeking the entire $110 million in principal, plus accrued interest. As reported in the worldwide press, and as stated publicly by APP, APP continues to encounter and face significant financial difficulties. As such, if Beloit is able to prevail in the litigation it has initiated, collection of a judgment from APP is not certain.

     Furthermore, APP failed to exercise certain rights it obtained pursuant to the settlement agreement to take possession of various components and spare parts produced or acquired by Beloit in connection with the two papermaking machines. Beloit is seeking declaratory relief from the Bankruptcy Court in order to quiet title and take control of equipment that is owned by Beloit and remains in the possession of third party storage facilities. In addition, Beloit has also filed a motion with the Bankruptcy Court to assume certain contracts with its vendors. Because APP failed to timely comply with the settlements terms, Beloit has now elected to assume these contracts and take control of the equipment which is the subject matter of the contracts.

     The Company and certain of its present and former senior executives were named as defendants in a class action, captioned In re: Harnischfeger Industries, Inc. Securities Litigation in the United States District Court for the Eastern District of Wisconsin, seeking damages in an unspecified amount on behalf of an alleged class of purchasers of the Company's common stock, based principally on allegations that the Company's disclosures with respect to the APP contracts of Beloit discussed above violated the federal securities laws. The Company and the individual defendants have reached an agreement in principle to settle this action. This agreement, if finalized, will be subject to the approval of the United States District Court after notice to the plaintiff class.

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

     The Company and its subsidiaries are also party to litigation matters and claims that are normal in the course of their operations. Also, as a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolution may affect the results of operations on a quarter-to-quarter basis, management believes that such matters will not have a material adverse effect on the Company's consolidated financial position. Generally, litigation against Debtors related to "claims", as defined by the Bankruptcy Code, is stayed during the pendancy of the bankruptcy case.

(g)  Borrowings and Credit Facilities

     Borrowings consisted of the following:

                                                      April 30,  October 31,
     In thousands                                       2001        2000
     --------------------------------------------  ------------  ----------
     Domestic:
     DIP Facility                                      $ 70,000     $ 30,000
     Capital Leases                                       1,884        2,259

     Foreign:
     Australian Term Loan, due 2001                      45,738       47,106
     Short term notes payable and bank overdrafts        24,708       30,965
     Other                                                1,501        1,568
                                                       ---------    ---------
                                                        143,831      111,898
     Less:  Amounts due within one year                (141,149)    (108,774)
                                                       ---------    ---------

     Long-term Obligations                              $ 2,682      $ 3,124
                                                       ========     ========

     Exit Financing Facility

     On April 2, 2001, the Company signed a commitment letter with Bankers Trust Company for a four and one half year, $350 million senior secured exit facility (the "Exit Facility") to replace the DIP Facility described below. The Exit Facility also provides financing facilities to replace the Company's existing borrowing arrangements in Australia, Canada and the United Kingdom. The amount of the facility is scheduled to reduce in increments to $250 million by the fourth year. As of June 7, 2001, the Company expects to close the Exit Facility in the near term. Upon closing the Exit Facility, the Company will emerge from bankruptcy.

     Senior Notes

     Following emergence from bankruptcy, the Company will issue senior notes to the holders of allowed claims against Joy Mining Machinery and P&H Mining Equipment and their respective subsidiaries. The notes will bear interest at a rate of 10.75% from the emergence date and are scheduled to mature April 30, 2006 unless earlier redeemed according to their terms. The notes will be general unsecured obligations of the Company guaranteed by Joy Mining Machinery and P&H Mining Equipment and their respective reorganizing subsidiaries. As of June 7, 2001, an estimated $110.6 million of senior notes would be distributed in connection with the Company's emergence from bankruptcy.


     DIP Facility

     On July 8, 1999 the Bankruptcy Court approved a two-year, $750 million Revolving Credit, Term Loan and Guarantee Agreement underwritten by the Chase Manhattan Bank (the "DIP Facility"). In May, 2000, the Company voluntarily reduced the size of the DIP Facility to $350 million and in July 2000, an order was entered by the Bankruptcy Court approving the amendment to the DIP Facility reducing it to $350 million consisting of a Tranche A sub-facility of $250 million and a Tranche B sub-facility of $100 million. The Tranche A sub-facility has a final maturity of June 7, 2001 (the original maturity date), and the Tranche B sub-facility matured on December 31, 2000. Additionally, as permitted by the original order authorizing the DIP Facility, in August 2000 the DIP Facility was further amended to, among other things, effect the syndication of the DIP Facility among a group of nine lenders, with Chase Manhattan Bank retaining the agent role. The Company has made arrangements to extend the term of the DIP Facility in the event the Company is unable to close on its exit financing facility before the DIP Facility expires.

     Proceeds from the DIP Facility may be used to fund postpetition working capital and for other general corporate purposes. Under the amended terms of the DIP Facility, the Debtors' are permitted to make loans and issue letters of credit in favor of or on behalf of foreign subsidiaries for specified limited purposes, including individual limits for loans and advances of up to $75 million for working capital needs and $100 million for loans and letters of credit used for support or repayment of existing foreign credit facilities, and an aggregate limit of $150 million for all such loans and letters of credit, including any stand-by letters of credit issued to support foreign business opportunities. The DIP Facility contains monthly minimum EBITDA tests and quarterly limits on capital expenditures.

     DIP Facility lenders benefit from superpriority administrative claim status as provided for under the Bankruptcy Code. Under the Bankruptcy Code, a superpriority claim is senior to unsecured prepetition claims and all other administrative expenses incurred in the Chapter 11 case. Direct borrowings under the DIP Facility are priced at LIBOR + 2.75% per annum on outstanding borrowings. Letters of credit are priced at 2.75% per annum (plus a fronting fee of 0.25% to the Agent) on the outstanding face amount of each letter of credit. In addition, the Company pays a commitment fee of 0.50% per annum on the unused amount of the DIP Facility, payable monthly in arrears.

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

     The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and the sale of Beloit assets. While the Company expects that cash flow from operations and the DIP Facility will provide sufficient working capital to operate its businesses, there can be no assurances that such sources will prove to be sufficient. The Debtors are jointly and severally liable under the DIP Facility. At April 30, 2001, $70 million in direct borrowings had been drawn under the DIP Facility and are classified as a short-term obligation on the Company's Balance Sheet. Additionally, letters of credit in the face amount of $50.4 million had been issued under the DIP Facility.


     Foreign Credit Facilities

     As of April 30, 2001, short-term bank credit lines of foreign subsidiaries amounted to $81.9 million. Outstanding borrowings against these were $24.7 million. There were no compensating balance requirements under these lines of credit.

     One of the Company's Australian subsidiaries maintains a A$90.0 million (US $45.7 million) term loan facility with a group of four banks at a floating interest rate expressed in relation to Australian dollar denominated Bank Bills of Exchange. As of April 30, 2001, the loan was fully drawn. The loan matures in October 2001.

(h)  Income Taxes

     The income tax provision recognized in the Company's consolidated statement of operations differs from the income tax provision computed by applying the statutory federal income tax rate to the loss from continuing operations for the three and six months ended April 30, 2001 due to (i) an additional valuation allowance on deferred tax benefits and (ii) the effects of state and foreign taxes.

     The Company believes that realization of net operating loss and tax credit benefits for financial statement purposes is unlikely. Because the Company's confirmed plan of reorganization results in a significantly modified capital structure for the Company, it is required to apply fresh start accounting pursuant to the requirements of SOP 90-7. Under fresh start accounting, realization of net operating loss and tax credit benefits will first reduce any reorganization value in excess of amounts allocable to identifiable assets until exhausted and thereafter be reported as additional paid in capital.

(i)  Inventories

     Consolidated inventories consisted of the following:

                                           April 30,    October 31,
In thousands                                 2001          2000
--------------------------------------    ---------    ------------
Finished goods                            $ 246,164    $ 208,473
Work in process and purchased parts         202,260      224,554
Raw materials                                29,323       29,127
                                          ---------    ---------
                                            477,747      462,154
Less excess of current cost over stated
    LIFO value                              (51,823)     (51,823)
                                          ---------    ---------
                                          $ 425,924    $ 410,331
                                          =========    =========


     Inventories valued using the LIFO method represented approximately 65% and 64% of consolidated inventories at April 30, 2001 and October 31, 2000, respectively.

(j)  Earnings Per Share

     The following table sets forth the reconciliation of the numerators and denominators used to calculate the basic and diluted earnings per share:

                                                           Three Months Ended                   Six Months Ended
                                                               April 30,                           April 30,
                                                    -------------------------------    ----------------------------
In thousands except per share amounts                    2001            2000               2001            2000
------------------------------------------------    ---------------  --------------    ---------------  -----------

Basic Earnings (Loss):
------------------------------------------------
Loss from continuing operations                      $ (6,461)       $ (6,343)            $(12,711)       $ (23,889)
Income (loss) from discontinued operation               5,878              --               (3,170)              --
                                                     --------        --------             --------        ---------
Net loss                                             $   (583)       $ (6,343)            $(15,881)       $ (23,889)
                                                     ========        ========             ========        =========

Basic weighted average common shares outstanding       46,816          46,719               46,816           46,618
                                                     --------        --------             --------        ---------
Basic Earnings (Loss) Per Share:

Loss from continuing operations                      $  (0.14)       $  (0.13)            $  (0.27)       $   (0.51)
Income (loss) from discontinued operation                0.12              --                (0.07)              --
                                                     --------        --------             --------        ---------
Net loss                                             $  (0.02)       $  (0.13)            $  (0.34)       $   (0.51)
                                                     ========        ========             ========        =========


Diluted Earnings (Loss):

Loss from continuing operations                      $ (6,461)       $ (6,343)            $(12,711)       $ (23,889)
Income (loss) from discontinued operation               5,878              --               (3,170)              --
                                                     --------        --------             --------        ---------
Net loss                                             $   (583)       $ (6,343)            $(15,881)       $ (23,889
                                                     ========        ========             ========        =========

Basic weighted average common shares outstanding       46,816          46,719               46,816           46,618
Assumed exercise of stock options                          --              --                   --               --
                                                     --------        --------             --------         --------
Diluted weighted average common shares outstanding     46,816          46,719               46,816           46,618
                                                     --------        --------             --------         --------


Diluted Earnings (Loss) Per Share:

Loss from continuing operations                      $  (0.14)       $  (0.13)            $  (0.27)         $ (0.51)
Income (loss) from discontinued operation                0.12              --                (0.07)              --
                                                     --------        --------             --------          -------
Net loss                                             $  (0.02)       $  (0.13)            $  (0.34)         $ (0.51)
                                                     ========        ========             ========          =======


     Options to purchase common stock were not included in the computation of diluted earnings per share because the additional shares would reduce the loss per share amount and, therefore, the effect would be anti-dilutive.


(k)  Segment Information

     Business Segment Information

     At April 30, 2001, the Company had two reportable segments, Surface Mining Equipment and Underground Mining Machinery. Operating income (loss) of segments does not include interest income or expense and provision (benefit) for income taxes. There are no significant intersegment sales. Identifiable assets are those used in the Company's operations in each segment. Corporate assets consist primarily of property, deferred financing costs, pension assets and cash.


In thousands
-----------------------------------------  -------------------------------------------------------------------------------------
                                                  Net            Operating      Depreciation and     Capital       Identifiable
                                               Sales (1)       Income (Loss)     Amortization    Expenditures        Assets
                                           ---------------   ---------------    -------------   --------------  ----------------
Three months ended April 30, 2001
Surface Mining                                  $ 114,584          $ 11,210          $ 3,321          $ 2,512         $ 438,823
Underground Mining                                173,171            12,373 (2)        7,474            1,615           825,339
                                           ---------------   ---------------    -------------   --------------  ----------------
       Total continuing operations                287,755            23,583           10,795            4,127         1,264,162
Discontinued operations                                 -                 -                -                -            14,734
Reorganization item                                     -           (18,915)               -                -                 -
Corporate                                               -            (3,896)           2,115              761            14,695
                                           ---------------   ---------------    -------------   --------------  ----------------
   Consolidated Total                           $ 287,755             $ 772          $12,910          $ 4,888       $ 1,293,591
                                           ===============   ===============    =============   ==============  ================

Three months ended April 30, 2000
Surface Mining                                  $ 134,806          $ 15,711          $ 4,209          $ 6,019         $ 403,062
Underground Mining                                148,219             5,078 (2)        7,410            2,694           874,315
                                           ---------------   ---------------    -------------   --------------  ----------------
       Total continuing operations                283,025            20,789           11,619            8,713         1,277,377
Discontinued operations                                 -                 -                -                -           202,000
Reorganization item                                     -           (11,462)               -                -                 -
Corporate                                               -            (3,931)           2,167                -            67,352
                                           ---------------   ---------------    -------------   --------------  ----------------
   Consolidated Total                           $ 283,025           $ 5,396          $13,786          $ 8,713       $ 1,546,729
                                           ===============   ===============    =============   ==============  ================

Six months ended April 30, 2001
Surface Mining                                  $ 227,011          $ 18,894          $ 6,689          $ 4,820         $ 438,823
Underground Mining                                328,250            20,192 (2)       14,857            4,429           825,339
                                           ---------------   ---------------    -------------   --------------  ----------------
       Total continuing operations                555,261            39,086           21,546            9,249         1,264,162
Discontinued operations                                 -                 -                -                -            14,734
Reorganization item                                     -           (30,206)               -                -                 -
Corporate                                               -            (7,487)           3,827              761            14,695
                                           ---------------   ---------------    -------------   --------------  ----------------
   Consolidated Total                           $ 555,261           $ 1,393          $25,373         $ 10,010       $ 1,293,591
                                           ===============   ===============    =============   ==============  ================

Six months ended April 30, 2000
Surface Mining                                  $ 256,211          $ 25,168          $ 8,239         $ 10,723         $ 403,062
Underground Mining                                313,795             5,719 (2)       14,840            4,138           874,315
                                           ---------------   ---------------    -------------   --------------  ----------------
       Total continuing operations                570,006            30,887           23,079           14,861         1,277,377
Discontinued operations                                 -                 -                -                -           202,000
Reorganization item                                     -           (23,035)               -                -                 -
Corporate                                               -            (8,235)           4,352                -            67,352
                                           ---------------   ---------------    -------------   --------------  ----------------
    Consolidated Total                          $ 570,006          $   (383)         $27,431         $ 14,861       $ 1,546,729
                                           ===============   ===============    =============   ==============  ================


(1)  Certain  reclassifications  have been  made to  conform  to EITF  Issue No.
     00-10, "Accounting for Shipping and Handling Fees and Costs."

(2) After restructuring (credit)/charge of $(42) and $168 and $(42) and $6,479 for the three and six months ended April 30, 2001 and 2000, respecively-see Note (e) - Restructuring Charges.


Geographical Segment Information

In thousands
--------------------------------------------- --------------------------------------------------------------------------------------
                                                                                   Sales to
                                                  Total          Interarea       Unaffiliated       Operating        Identifiable
                                                Sales (1)          Sales          Customers       Income (Loss)         Assets
                                              ---------------  ---------------  ---------------   ---------------   ----------------
Three months ended April 30, 2001
United States                                      $ 197,865        $ (38,950)       $ 158,915          $ 10,230        $ 1,346,674
Europe                                                46,302          (11,694)          34,608             9,279            317,389
Other Foreign                                         96,932           (2,700)          94,232            10,405            256,432
Interarea Eliminations                               (53,344)          53,344                -            (6,331)          (656,333)
                                              ---------------  ---------------  ---------------   ---------------   ----------------
                                                   $ 287,755        $       -        $ 287,755          $ 23,583        $ 1,264,162
                                              ===============  ===============  ===============   ===============   ================

Three months ended April 30, 2000
United States                                      $ 217,420        $ (27,063)       $ 190,357          $ 20,156        $ 1,307,070
Europe                                                27,609           (8,993)          18,616               610            325,891
Other Foreign                                         76,243           (2,191)          74,052             6,146            272,970
Interarea Eliminations                               (38,247)          38,247                -            (6,123)          (628,554)
                                              ---------------  ---------------  ---------------   ---------------   ----------------
                                                   $ 283,025        $       -        $ 283,025          $ 20,789        $ 1,277,377
                                              ===============  ===============  ===============   ===============   ================


Six months ended April 30, 2001
United States                                      $ 395,245        $ (74,376)       $ 320,869          $ 18,738        $ 1,346,674
Europe                                                98,417          (36,644)          61,773            19,344            317,389
Other Foreign                                        178,961           (6,342)         172,619            16,615            256,432
Interarea Eliminations                              (117,362)         117,362                -           (15,611)          (656,333)
                                              ---------------  ---------------  ---------------   ---------------   ----------------
                                                   $ 555,261       $        -        $ 555,261          $ 39,086        $ 1,264,162
                                              ===============  ===============  ===============   ===============   ================

Six months ended April 30, 2000
United States                                      $ 416,344        $ (51,255)       $ 365,089          $ 30,664        $ 1,307,070
Europe                                                77,941          (28,380)          49,561            (1,452)           325,891
Other Foreign                                        164,400           (9,044)         155,356            13,642            272,970
Interarea Eliminations                               (88,679)          88,679                -           (11,967)          (628,554)
                                              ---------------  ---------------  ---------------   ---------------   ----------------
                                                   $ 570,006        $       -        $ 570,006          $ 30,887        $ 1,277,377
                                              ===============  ===============  ===============   ===============   ================

(1)  Certain  reclassifications  have been  made to  conform  to EITF  Issue No.
     00-10, "Accounting for Shipping and Handling Fees and Costs."



(l)  Condensed Combined Financial Statements

     The following condensed combined financial statements are presented in accordance with SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code:

                        CONDENSED COMBINED CONSOLIDATING
                             STATEMENT OF OPERATIONS


In thousands                                                  Six months ended April 30, 2001
----------------------------------------------------------------------------------------------------------
                                             Entities in     Entities not in
                                           Reorganization     Reorganization                    Combined
                                             Proceedings       Proceedings    Eliminations    Consolidated
                                              -------           --------       --------        ---------
Revenues
  Net sales                                 $ 395,245          $ 254,386      $ (94,370)       $ 555,261
  Other income                                 (7,241)            (9,039)        17,241              961
                                              -------           --------       --------        ---------
                                              388,004            245,347        (77,129)         556,222

Cost of sales                                 283,455            219,375        (85,271)         417,559
Product, development, selling
   and administrative expenses                 77,686             29,420              -          107,106
Reorganization items                           30,206                  -              -           30,206
Restructuring charges                              -                 (42)            -               (42)
                                              -------           --------       --------        ---------
                                             391,347            248,753        (85,271)         554,829
                                              -------           --------       --------        ---------
Operating income (loss)                        (3,343)            (3,406)         8,142            1,393

Interest income (expense)-net
   (excludes contractual
   interest expense of $35,547
   in 2001)                                   (11,505)             5,697          9,785           (7,417)
                                              -------           --------       --------        ---------
Income (loss) before (provision)
   benefit for income taxes
   and minority in interest                   (14,848)            (9,103)        17,927           (6,024)

(Provision) benefit for income taxes            1,222             (7,222)             -           (6,000)
Minority interest                                 536                  -         (1,223)            (687)
Equity in income (loss) of subsidiaries         7,119              1,049         (8,168)              -
                                              -------           --------       --------        ---------
Income (loss) from continuing operations       (5,971)           (15,276)         8,536          (12,711)

Loss from discontined operations               (2,413)              (757)             -           (3,170)
                                              -------           --------       --------        ---------
Net income (loss)                            $ (8,384)         $ (16,033)      $ 8,536         $ (15,881)




In thousands                                               Six months ended April 30, 2000
----------------------------------------------------------------------------------------------------------
                                             Entities in     Entities not in
                                           Reorganization     Reorganization                    Combined
                                             Proceedings       Proceedings    Eliminations    Consolidated
                                              -------           --------       --------        ---------
Revenues
  Net sales                                 $ 416,344          $ 242,341      $ (88,679)       $ 570,006
  Other income                                 (6,838)           (11,186)        19,802            1,778
                                              -------           --------       --------        ---------
                                              409,506            231,155        (68,877)         571,784

Cost of sales                                 316,175            197,461        (76,712)         436,924
Product, development, selling
   and administrative expenses                 79,383             26,346              -          105,729
Reorganization items                           23,035                  -              -           23,035
Restructuring charges                               -              6,479              -            6,479
                                              -------           --------       --------        ---------
                                              418,593            230,286        (76,712)         572,167
                                              -------           --------       --------        ---------
Operating income (loss)                        (9,087)               869          7,835             (383)

Interest income (expense)-net
   (excludes contractual
   interest expense of $35,547
   in 2001)                                   (11,184)            (5,950)             -          (17,134)
                                              -------           --------       --------        ---------
Income (loss) before (provision)
   benefit for income taxes
   and minority in interest                   (20,271)            (5,081)         7,835          (17,517)

(Provision) benefit for income taxes           (5,605)              (395)             -           (6,000)
Minority interest                                   -                 -            (372)            (372)
Equity in income (loss) of subsidiaries        28,117                389        (28,506)               -
                                              -------           --------       --------        ---------
Income (loss) from continuing operations        2,241             (5,087)       (21,043)         (23,889)

Loss from discontined operations                    -                  -              -                -
                                              -------           --------       --------        ---------
Net income (loss)                             $ 2,241           $ (5,087)      $(21,043)       $ (23,889)
                                              =======           ========       ========        =========


                        CONDENSED COMBINED CONSOLIDATING
                                  BALANCE SHEET


In thousands                                                     As of April 30, 2001
------------------------------------------------------------------------------------------------------------
                                             Entities in    Entities Not in
                                            Reorganization   Reorganization                     Combined
                                             Proceedings      Proceedings    Eliminations    Consolidated
                                             -----------      -----------    ------------    ------------
Assets

Current Assets:
   Cash and cash equivalents                $     14,516     $    32,390     $         -    $     46,906
   Accounts receivable, net                      111,820         103,629         (15,218)        200,231
   Intercompany receivables                    1,693,373         286,737      (1,980,110)              -
   Inventories                                   279,815         156,814         (10,705)        425,924
   Other current assets                            9,382          43,815             436          53,633
   Prepaid income taxes                           (2,550)          2,550               -               -
                                            ------------     -----------     -----------    ------------
                                               2,106,356         625,935      (2,005,597)        726,694

Assets of Discontinued Operations                 14,734               -               -          14,734

Property, Plant and Equipment - Net              124,889          46,826               -         171,715

Intangible Assets                                138,244         201,367             (12)        339,599

Investment in Subsidiaries                       269,747          17,958        (285,487)          2,218

Other Assets                                      26,749          11,882               -          38,631
                                            ------------     -----------     -----------    ------------
Total Assets                                 $ 2,680,719       $ 903,968     $(2,291,096)    $ 1,293,591
                                            ============     ===========     ===========    ============



In thousands                                                     As of October 31, 2000 (1)
------------------------------------------ -----------------------------------------------------------------
                                             Entities in    Entities Not in
                                            Reorganization   Reorganization                     Combined
                                             Proceedings      Proceedings    Eliminations    Consolidated
                                             -----------       ----------    ------------    ------------
Assets

Current Assets:
   Cash and cash equivalents                 $    21,241     $    50,882     $         -     $  $ 72,123
   Accounts receivable, net                      106,690          70,461               -         177,151
   Intercompany receivables                    1,744,829         274,140      (2,018,969)              -
   Inventories                                   272,773         163,514         (25,956)        410,331
   Other current assets                           10,797          39,027              (5)         49,819
   Prepaid income taxes                           (2,543)          2,543               -               -
                                            ------------     -----------     -----------    ------------
                                               2,153,787         600,567      (2,044,930)        709,424

Assets of Discontinued Operations                 15,231               -               -          15,231

Property, Plant and Equipment - Net              128,605          48,808               -         177,413

Intangible Assets                                143,365         207,538            (125)        350,778

Investment in Subsidiaries                       157,118          15,770        (170,641)          2,247

Other Assets                                      22,644          15,153              38          37,835
                                            ------------     -----------     -----------    ------------
Total Assets                                  $2,620,750       $ 887,836     $(2,215,658)    $ 1,292,928
                                            ============     ===========     ===========    ============


     (1) - The October 31,  2000  Investment  in  Subsidiary  and  corresponding
Elimination entry have been restated to be consistent with the current quarter, with no effect to the Combined Consolidated total.



                        CONDENSED COMBINED CONSOLIDATING
                                  BALANCE SHEET

In thousands                                               As of April 30, 2001
------------------------------------------------------------------------------------------------------------
                                                 Entities in   Entities Not in
                                                Reorganization  Reorganization                      Combined
                                                 Proceedings     Proceedings     Eliminations    Consolidated
                                                 -----------      ----------     ------------    ------------
Liabilities and Shareholders'
   Equity (Deficit)

Current Liabilities:

   Short-term notes payable, including current
      portion of long-term obligations            $ 70,703        $ 70,446              $ -       $ 141,149
   Trade accounts payable                           27,233          38,103                -          65,336
   Intercompany accounts payable                 1,633,420         339,139       (1,972,559)              -
   Employee compensation and benefits               37,709           5,881            5,299          48,889
   Advance payments and progress billings           11,711          12,651           (1,800)         22,562
   Accrued warranties                               20,059          13,231                -          33,290
   Other current liabilities                       164,862          60,922           (12,467)       213,317
                                                ------------     -----------     -----------    ------------
                                                 1,965,697         540,373       (1,981,527)        524,543


Long-term Obligations                                1,181           1,501                -           2,682

Liability for Postretirement Benefits
  and Accrued Pension Costs                         50,101           2,647           (5,299)         47,449

Deferred Income Taxes                               (1,760)          1,760                -               -

Other Liabilities                                    5,433               2                -           5,435

Liabilities Subject to Compromise                1,233,283               -                -       1,233,283

Liabilities of Discontinued Operations,
     including liabilities subject to compromise
     of $253,219 and $246,154, respectively.       288,881           4,329                -         293,210


 Minority Interest                                       -               -            6,986           6,986

Shareholders' Equity (Deficit)
   Common stock                                     52,619          61,810          (62,760)         51,669
   Capital in excess of par value                1,700,784         277,775       (1,414,984)        563,575
   Retained earnings (deficit)                  (2,282,423)        193,586          868,642      (1,220,195)
   Accumulative comprehensive (loss)              (242,329)       (179,815)         297,846        (124,298)
   Less: Stock employee compensation trust            (133)              -                -            (133)
      Treasury stock                               (90,615)             -                -          (90,615)
                                                  ------------     -----------     -----------    ------------
                                                  (862,097)         353,356          (311,256)       (819,997)

                                               $2,680,719       $ 903,968      $ (2,291,096)    $1,293,591



In thousands                                                 As of April 30, 2001
------------------------------------------------------------------------------------------------------------
                                                 Entities in   Entities Not in
                                                Reorganization  Reorganization                      Combined
                                                 Proceedings     Proceedings     Eliminations    Consolidated
                                                 -----------      ----------     ------------    ------------
Liabilities and Shareholders'
   Equity (Deficit)

Current Liabilities:

   Short-term notes payable, including current
      portion of long-term obligations            $ 30,668        $ 78,106             $ -       $ 108,774
   Trade accounts payable                           31,793          40,698               -          72,491
   Intercompany accounts payable                 1,550,425         155,569       (1,705,994)           -
   Employee compensation and benefits               38,964           7,947            5,299         52,210
   Advance payments and progress billings            1,537           9,515               -          11,052
   Accrued warranties                               23,230          11,711               -          34,941
   Other liabilities                               171,482          52,968          (13,290)       211,160
                                                ------------     -----------     -----------    ------------
                                                 1,848,099         356,514       (1,713,985)       490,628


Long-term Obligations                                1,591           1,533               -           3,124

Liability for Postretirement Benefits
  and Accrued Pension Costs                         48,902           2,466          (5,299)         46,069

Deferred Income Taxes                               (1,846)          1,846               -               -

Other Liabilities                                    5,841              25               -           5,866

Liabilities Subject to Compromise                1,220,675               -               -       1,220,675

Liabilities of Discontinued Operations,
     including liabilities subject to compromise
     of $253,219 and $246,154, respectively.       301,105          25,963         (12,343)        314,725


 Minority Interest                                       -               -           6,533           6,533

Shareholders' Equity (Deficit)
   Common stock                                     52,619          61,835         (62,785)         51,669
   Capital in excess of par value                1,700,750         278,006      (1,415,214)        563,542
   Retained earnings (deficit)                  (2,237,350)        336,437         696,599      (1,204,314)
   Accumulative comprehensive (loss)              (228,921)       (176,789)        290,836        (114,874)
   Less: Stock employee compensation trust            (100)             -               -             (100)
      Treasury stock                               (90,615)             -               -          (90,615)
                                                  ------------     -----------     -----------    ------------
                                                  (803,617)        499,489        (490,564)       (794,692)

                                                $2,620,750        $887,836     $(2,215,658)     $1,292,928

     (1)  -  The  October  31,  2000  Intercompany,   Equity  and  corresponding
     Eliminations  balances have been restated to be consistent with the current quarter, with no effect to the Combined Consolidated total.


                             COMBINED CONSOLIDATING
                             STATEMENT OF CASH FLOW

In thousands                                                                        As of April 30, 2001
-------------------------------------------------------------------    ------------------------------------------------
                                                                        Entities in       Entities Not in
                                                                         Reorganization    Reorganization        Combined
                                                                        Proceedings       Proceedings          Consolidated
Net Cash Provided (Used) by Continuing Operations                          $ (29,679)          $ (9,641)       (39,320)

Investment and Other Transactions:
     Cash transferred to entities not in reorganization                            -                  -              -
     Property, plant and equipment acquired                                   (7,798)            (2,212)       (10,010)
     Property, plant and equipment retired                                     1,797                196          1,993
     Other - net                                                               2,670                (91)         2,579
                                                                       --------------    ---------------   ------------
          Net cash provided (used) by investment and other transactions       (3,331)            (2,107)        (5,438)
                                                                       --------------    ---------------   ------------

Financing Activities:
     Borrowings under DIP Facility                                            45,000                  -         45,000
     Repayment of borrowing under DIP Facility                                (5,000)                 -         (5,000)
     Net issuance of long-term obligations                                         -              2,065          2,065
     Increase (decrease) in short-term notes payable - net                         -             (8,066)        (8,066)
                                                                       --------------    ---------------   ------------
                                                                       --------------    ---------------   ------------
          Net cash used by financing activities                               40,000             (6,001)        33,999
                                                                       --------------    ---------------   ------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                       -               (743)          (743)
                                                                       --------------    ---------------   ------------

Cash Used by Discontinued Operations                                         (13,715)                 -        (13,715)

Increase (Decrease) in Cash and Cash Equivalents                              (6,725)           (18,492)       (25,217)
Cash and Cash Equivalents at Beginning of the Period                          21,241             50,882         72,123
                                                                       --------------    ---------------   ------------

Cash and Cash Equivalents at End of the Period                              $ 14,516           $ 32,390       $ 46,906
                                                                       ==============    ===============   ============

In thousands                                                                        As of April 30, 2000
-------------------------------------------------------------------    ------------------------------------------------

                                                                        Entities in     Entities Not in
                                                                       Reorganization    Reorganization         Combined
                                                                        Proceedings       Proceedings          Consolidated
Net Cash Provided (Used) by Continuing Operations                          $ (19,273)          $ 25,297        $ 6,024

Investment and Other Transactions:
     Cash transferred to entities not in reorganization                      (17,660)            17,660
     Property, plant and equipment acquired                                  (13,099)            (1,762)       (14,861)
     Property, plant and equipment retired                                     2,797              1,481          4,278
     Other - net                                                              13,633             (4,717)         8,916
                                                                       --------------    ---------------   ------------
          Net cash provided (used) by investment and other transactions      (14,329)            12,662         (1,667)
                                                                       --------------    ---------------   ------------

Financing Activities:
     Borrowings under DIP Facility                                            70,000                  -         70,000
     Repayment of borrowing under DIP Facility                               (51,000)                 -        (51,000)
     Net issuance of long-term obligations                                     1,555               (760)           795
     Increase (decrease) in short-term notes payable - net                         -              1,650          1,650
                                                                       --------------    ---------------   ------------
                                                                       --------------    ---------------   ------------
          Net cash used by financing activities                               20,555                890         21,445
                                                                       --------------    ---------------   ------------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                       -             (1,276)        (1,276)
                                                                       --------------    ---------------   ------------

Cash Used by Discontinued Operations                                           8,111            (24,192)       (16,081)

Increase (Decrease) in Cash and Cash Equivalents                              (4,936)            13,381          8,445
Cash and Cash Equivalents at Beginning of the Period                          30,175             27,278         57,453
                                                                       --------------    ---------------   ------------

Cash and Cash Equivalents at End of the Period                              $ 25,239           $ 40,659       $ 65,898
                                                                       ==============    ===============   ============



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Six Months Ended April 30, 2001 and 2000

On June 7, 1999, Harnischfeger Industries Inc. ("Harnischfeger" or the "Company") and substantially all of its domestic operating subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") and orders for relief were entered. The Debtors include the Company's principal domestic operating subsidiaries, Joy Mining Machinery ("Joy") and P&H Mining Equipment ("P&H"). The Debtors' Chapter 11 cases are jointly administered for procedural purposes only under case number 99-2171. The Debtors also include Beloit Corporation ("Beloit"), the Company's other principal operating subsidiary at the time of the bankruptcy filing. See Note (c) - Discontinued Operations. The Bankruptcy Court order confirming the Debtors' plan of reorganization became final on May 29, 2001. The Company must close on its exit financing facility before it can emerge from bankruptcy. The Debtors anticipate emerging from bankruptcy as soon as the Company closes on its exit financing facility. In general, the Debtors' plan of reorganization provides that the existing Harnischfeger common stock will be cancelled upon emergence and that the creditors of Harnischfeger will be issued new common stock in reorganized Harnischfeger. As a result, current shareholders of Harnischfeger will receive nothing. Most creditors of Joy and P&H will receive new five-year, 10.75% senior notes issued by reorganized Harnischfeger and guaranteed by reorganized Joy and reorganized P&H. The initial distributions of new stock and notes are expected to occur thirty to sixty days after the Company's emergence from bankruptcy. Under Debtors' plan of reorganization, the assets and liabilities of Beloit will not be part of the reorganized Company. To facilitate Beloit's exit from bankruptcy, the Company has agreed to lend Beloit up to $15 million, secured by all of Beloit's remaining assets.

The Debtors have operated their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, actions to collect prepetition indebtedness of the Debtors and other contractual obligations of the Debtors generally may not be enforced. In addition, under the Bankruptcy Code, the Debtors may assume or reject executory contracts and unexpired leases. Additional prepetition claims may arise from such rejections, and from the determination by the Bankruptcy Court (or as agreed by the parties in interest) to allow claims for contingencies and other disputed amounts. From time to time since the Chapter 11 filing, the Bankruptcy Court has approved motions allowing the Company to reject certain business contracts that were deemed burdensome or of no value to the Company. As of June 7, 2001, the Debtors had completed their review of all their prepetition executory contracts and leases for assumption or rejection. See also Note (f) - Liabilities Subject to Compromise.

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

February 29, 2000 was set by the Bankruptcy Court as the last day creditors could file proofs of pre-petition claims under the Bankruptcy Code. February 15, 2001 was the deadline for filing administrative expense claims that arose prior to December 31, 2000. There may be differences between the amounts recorded in the Company's schedules and financial statements and the amounts claimed by the Company's creditors. Litigation may be required to resolve such disputes. The Company has adjusted its consolidated financial accounts to reflect the estimated amounts of such claims.

The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these expenses, which are being expensed as incurred, is expected to significantly affect future results. See Note (d) - Reorganization Items

The accompanying Consolidated Financial Statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business and do not reflect adjustments that might result if the Debtors are unable to continue as going concerns. As a result of the Debtors' Chapter 11 filings, such matters are subject to significant uncertainty. Continuing on a going concern basis is dependent upon, among other things, the success of future business operations and the generation of sufficient cash from operations and financing sources to meet the Debtors' obligations. Other than recording the estimated loss on the disposal of the Beloit discontinued operations, the Consolidated Financial Statements do not reflect: (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) aggregate prepetition liability amounts that may be allowed for claims or contingencies, or their status or priority; (c) the effect of any changes to the Debtors' capital structure or in the Debtors' business operations as the result of the plan of reorganization; or (d) adjustments to the carrying value of assets (including goodwill and other intangibles) or liability amounts that may be necessary as the result of actions by the Bankruptcy Court or arising from the plan of reorganization. Such adjustments could include recognition of the forgiveness of debt, the revaluation of assets, and other "fresh start" related items.

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


Surface Mining Equipment

Three Months Ended April 30, 2001 as compared to 2000

The following table sets forth certain data with respect to the Surface Mining Equipment segment from the Consolidated Statement of Operations of the Company for the three months ended April 30:


      In thousands                2001                    2000
      ----------------------------------------------------------------

      Net sales                 $  114,584             $ 134,806
      Operating Profit          $   11,210             $  15,711
      Bookings                  $  102,425             $ 110,470



Net sales in the second quarter of 2001 were $20.2 million lower than net sales in the second quarter a year ago. The decrease was due to a decline in electric mining shovel and drill sales, primarily in the copper market. The decrease in new equipment sales was partially offset by an increase in aftermarket sales as a result of higher parts sales in North and South America.

Operating profit during the quarter was $4.5 million lower than operating profit for the same quarter a year ago. The decrease was the result of lower levels of new equipment shipments during the current quarter combined with lower manufacturing overhead absorption associated with the decrease in sales.

New order bookings were $8.0 million lower in the second quarter of fiscal 2001 than the second quarter of fiscal 2000. New machine orders for electric mining shovels and drills in North and South America were lower than in the second quarter of last year. Aftermarket orders for service sales were higher in Australia and Canada than a year ago, while repair parts bookings during the quarter were substantially the same as last year.

The order backlog as of April 30, 2001 was $72.7 million compared to $75.7 million at the end of October 2000. The decrease in backlog is due to lower orders for electric mining shovels and drills. These backlog amounts exclude customer arrangements under long-term equipment life cycle management progress. The total estimated amount of these equipment life cycle management programs, which extend for up to thirteen years, was approximately $325.0 million as of April 30, 2001.


Six Months Ended April 30, 2001 as compared to 2000

The following table sets forth certain data with respect to the Surface Mining Equipment segment from the Consolidated Statement of Operations of the Company for the six months ended April 30:

     In thousands                2001                    2000
     ----------------------------------------------------------------

     Net sales                 $227,011                $256,211
     Operating Profit          $ 18,894                $ 25,168
     Bookings                  $223,991                $237,723


Net sales in the first six months of the 2001 fiscal year were $29.2 million lower than net sales in the first six months of the previous fiscal year. A $35.4 million decrease in electric mining shovels and drills was partially offset by increases in repair parts and service sales. The market for new equipment strengthened in Australia coal, but this was offset by lower sales in North and South America as compared to a year ago. Aftermarket sales were strong in all regions.

Operating profit for the first half of fiscal 2001 was $6.3 million lower than operating results achieved during the first half of fiscal 2000. Lower operating results were due to reduced new equipment shipments and higher product costs.

New order bookings during the first half of the current year were $13.7 million lower than new orders received for the same period a year ago. Orders for electric mining shovels and drills in North and South America were lower than a year ago, offset partially by electric shovel orders in Australia. Aftermarket bookings were $7.0 million higher than a year ago, with the increase occurring primarily in Canada and Chile.


Underground Mining Machinery

Three Months Ended April 30, 2001 as compared to 2000

The following table sets forth certain data with respect to the Underground Mining Machinery segment from the Consolidated Statement of Operations of the Company for the second quarter ended April 30:

     In thousands            2001                 2000
     ---------------------------------------------------------

     Net sales              $ 173,171            $ 148,219
     Operating Profit       $  12,373 *          $   5,078 **
     Bookings               $ 210,305            $ 143,310

     -------------
     * After restructuring credit of $(42) and charges of $900 for prepetition lawsuit settlements. ** After restructuring charge of $168.


Net sales in the second quarter of the 2001 fiscal year were $25.0 million greater than net sales in the second quarter a year ago. Approximately half of the increase in net sales was due to roof supports shipments to customers served by the United Kingdom operations. The remaining increase in net sales was associated with higher levels of aftermarket shipments in the markets served by the United States, United Kingdom and Australian operations. The improvement in United States aftermarket sales reflects the somewhat higher level of coal production in the United States while the aftermarket sales improvement in the United Kingdom reflects a combination of strong parts sales into China and an increase in complete machine rebuild shipments in the United Kingdom.

Operating profit during the current quarter was $7.3 million greater than operating profit for the same quarter a year ago. This improvement resulted from higher levels of shipments during the current quarter combined with benefits of the cost reduction programs put in place during the 1999 and 2000 fiscal years and higher manufacturing overhead absorption associated with the increase in net sales.

New order bookings were $67.0 million higher in the second quarter of fiscal 2001 than the second quarter of fiscal 2000. New machine orders for continuous miners, longwall shearers and roof supports in the United States and the United Kingdom were higher than the depressed level of new machine orders received in the second quarter last year. Aftermarket orders for repair parts, component repairs, and complete machine rebuilds during the current quarter were higher than a year ago in the United States, while aftermarket bookings were substantially the same as last year in the rest of the markets served.

The order backlog as of April 30, 2001 was $173.3 million compared to $151.2 million at the end of October 2000. The increase in backlog is due to increased orders for continuous miners and longwall shearers. These backlog amounts exclude customer arrangements under long-term equipment life cycle management programs. The total estimated amount of these equipment life cycle management programs, which extend for periods up to eight years, was approximately $58.0 million as of April 30, 2001.

Six Months Ended April 30, 2001 as compared to 2000

The following table sets forth certain data with respect to the Underground Mining Machinery segment from the Consolidated Statement of Operations of the Company for the six months ended April 30:

     In thousands                2001                    2000
     ----------------------------------------------------------------

     Net sales                 $ 328,250               $ 313,795
     Operating Profit          $  20,192  *            $   5,719  *
     Bookings                  $ 350,326               $ 262,193

     -------------
     * After restructuring (credits)/charges of $(42) and $6,479 in 2001 and 2000, respectively.

Net sales in the first six months of the 2001 fiscal year were $14.5 million higher than net sales in the first six months of the previous fiscal year. A slight decrease in new machine sales compared to a year ago, primarily roof support shipments in the United States, was more than offset by increases in the sales of repair parts, component repairs and machine rebuilds. After-market sales in the United States improved, while higher levels of repair parts shipments to China were achieved to support the installed base of equipment shipped into that market over the last several years. The market for new equipment in South Africa and Australia continued to be soft.

Operating profit for the first half of fiscal 2001, after adjusting for $6.5 million of restructuring charges recorded in the first six months of 2000, was $8.0 million higher than operating results achieved during the first half of fiscal 2000. Improved operating results resulted from profits associated with increased net sales combined with the benefits of costs reduction actions put in place during the 1999 and 2000 fiscal years.

New order bookings during the first half of the current year were $88.1 million greater than new orders received for the same period a year ago. Both new machines and aftermarket products had higher levels of bookings compared to the first six months of the previous fiscal year. New machine orders in 2001 included two roof support system orders compared to none last year and relatively higher orders for continuous miners and longwall shearers. In addition, orders for repair parts in the United States and in the markets served out of the United Kingdom were higher than they were in the first half of fiscal 2000.


Discontinued Operations

In light of continuing losses at Beloit and following an evaluation of the prospects of reorganizing the Beloit Segment, in October 1999 the Company announced its plan to dispose of the Beloit Segment. Subsequently, Beloit notified certain of its foreign subsidiaries that they could no longer expect funding of their operations to be provided by either Beloit or the Company. Certain of the notified subsidiaries filed for or were placed into receivership or other applicable forms of judicial supervision in their respective countries. In May 2000 the U.S. Trustee for the District of Delaware appointed an Official Committee of Unsecured Creditors of Beloit Corporation to represent the creditors of Beloit in proceedings before the Bankruptcy Court.

In November 1999, the Bankruptcy Court approved procedures and an implementation schedule for the divestiture plan (the "Court Sales Procedures") for the Beloit Segment. Between February and August 2000, sales agreements were approved under the Court Sales Procedures with respect to the sale of substantially all of the segment's domestic operating assets. In addition, approval was received for the sale of all of Beloit's significant foreign subsidiaries (apart from those that had previously filed for or been placed into receivership or other applicable forms of judicial supervision in their respective countries). As of June 7, 2001, most of Beloit's assets had been sold.

In September 2000, the committees appointed by the Bankruptcy Court to represent the interests of the creditors of the Company, Joy and P&H and their subsidiaries, on the one hand, and Beloit and its subsidiaries, on the other hand, reached agreement on the Committee Settlement Agreement that provides for the settlement of many intercompany and intercreditor issues. On April 17, 2001, the Bankruptcy Court approved the Committee Settlement Agreement. The Committee Settlement Agreement is an integral part of the Company's plan of reorganization. On May 18, 2001, the Bankruptcy Court confirmed the plan.

The Company classified the Beloit Segment as a discontinued operation in its Consolidated Financial Statements as of October 31, 1999 and accordingly, restated its consolidated statements of operations for all periods presented. The Company has not restated its consolidated balance sheets or consolidated statements of cash flows for periods prior to fiscal 1999. Revenues for this segment were $0.8 million for the six months ended April 30, 2001 and $158.2 million for the comparable period in 2000. Upon emergence, the Company's equity interest in Beloit will be transferred to a liquidation trust and Beloit and its remaining subsidiaries will be liquidated under the control of a liquidating trustee.

In March 1998, the Company completed the sale of the Company's P&H Material Handling ("Material Handling") segment to Chartwell Investments, Inc. Material Handling filed for Chapter 11 bankruptcy protection in May 2000. Material Handling and its affiliates asserted more than 200 claims against the Debtors in their bankruptcy cases and Debtors filed a similar number of claims against Material Handling in Material Handling's bankruptcy cases. In addition, Material Handling advised Debtors that it might assert additional claims for approximately $340 million based on theories that the transaction in which Material Handling was sold to Chartwell Investments, Inc. was voidable. Following extensive negotiations, the parties agreed on terms of a settlement, subject to the approval of the respective bankruptcy courts, (i) releasing certain claims made by each party and its affiliates against the bankruptcy estates of the other party and its affiliates, (ii) resolving certain trademark licensing issues, (iii) agreeing to assume their existing agreements in their respective bankruptcy cases, and (iv) allowing Material Handling a $10 million unsecured pre-petition claim against the Company in exchange for a release of any liabilities arising out of the sale of Material Handling to Chartwell Investments, Inc.

For the six months ended April 30, 2001, the discontinued operations recorded a loss of $3.2 million. This loss was primarily due to approximately $6.5 million realized for the sale of Beloit assets in excess of their recorded value in the second quarter of 2001 offset by the $10 million settlement with Material Handling recorded in the first quarter of 2001. Income Taxes

The income tax provision recognized in the Company's consolidated statement of operations differs from the income tax provision computed by applying the statutory federal income tax rate to the loss from continuing operations for the three and six months ended April 30, 2001 due to (i) an additional valuation allowance on deferred tax benefits and (ii) the effects of state and foreign taxes.

The Company believes that realization of net operating loss and tax credit benefits in the near term is unlikely. Because the Company's confirmed plan of reorganization results in a significantly modified capital structure, the Company is required to apply fresh start accounting pursuant to the requirements of SOP 90-7. Under fresh start accounting, realization of net operating loss and tax credit benefits will first reduce any reorganization goodwill until exhausted and thereafter be reported as additional paid in capital.


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

Under the Bankruptcy Code, postpetition liabilities and prepetition liabilities (i.e., liabilities subject to compromise) must be satisfied before shareholders can receive any distribution. The Company's plan of reorganization provides that existing Harnischfeger common stock will be cancelled. As a result, current shareholders of Harnischfeger will receive nothing.


Working Capital

Working capital of continuing operations, excluding liabilities subject to compromise, as of April 30, 2001, was $202.2 million including $46.9 million of cash and cash equivalents, as compared to working capital of $218.8 million including $72.1 million of cash and cash equivalents as of October 31, 2000. The decrease in working capital resulted principally from the $40.0 million increase in DIP borrowings that were used to pay professional fees. Additionally, net accounts receivable and inventories increased by $23.1 million and $15.6 million, respectively, offset by a $25.2 million decrease in cash and cash equivalents.


Cash Flow from Continuing Operations

Net cash used in continuing operations for the six months ended April 30, 2001 was $39.3 million as compared to net cash provided by continuing operations of $6.0 million for the comparable period in 2000. This decrease is primarily due to an inventory build-up of $22.6 million in the first six months of 2001 compared with an inventory reduction of $31.4 million in 2000.

Net cash used by investment and other activities was $5.4 million for the six months ended April 30, 2001 compared to $1.7 million during the corresponding period in 2000. The difference in periods is mainly due to the inclusion in the first six months of 2000 of a $15.9 million APP letter of credit that was returned to the Company.

Net cash provided by financing activities was $34.0 million for the six months ended April 30, 2001 as compared to net cash provided of $21.4 million during the same period in 2000. This is a direct result of an increase in net borrowings under the DIP facility in 2001 to pay an increased amount of professional fees.

Exit Financing Facility

On April 2, 2001, the Company signed a commitment letter with Bankers Trust Company for a four and one half year, $350 million senior secured exit facility (the "Exit Facility") to replace the DIP Facility described below. The Exit
Facility also provides financing facilities to replace the Company's existing borrowing arrangements in Australia, Canada and the United Kingdom. The amount of the facility is scheduled to reduce in increments to $250 million by the fourth year. As of June 7, 2001, the Company expects to close the Exit Facility in the near term. Upon closing the Exit Facility, the Company will emerge from bankruptcy.

Senior  Notes

Following  emergence  from
bankruptcy, the Company will issue senior notes to the holders of allowed claims against Joy Mining Machinery and P&H Mining Equipment and their respective subsidiaries. The notes will bear interest at a rate of 10.75% from the emergence date and are scheduled to mature April 30, 2006 unless earlier redeemed according to their terms. The notes will be general unsecured obligations of the Company guaranteed by Joy Mining Machinery and P&H Mining Equipment and their respective reorganizing subsidiaries. As of June 7, 2001, an estimated $110.6 million of senior notes would be distributed in connection with the Company's emergence from bankruptcy.

DIP Facility

On July 8, 1999 the Bankruptcy Court approved a two-year, $750 million Revolving Credit, Term Loan and Guarantee Agreement underwritten by the Chase Manhattan Bank (the "DIP Facility"). In May, 2000, the Company voluntarily reduced the size of the DIP Facility to $350 million and in July 2000, an order was entered by the Bankruptcy Court approving the amendment to the DIP Facility reducing it to $350 million consisting of a Tranche A sub-facility of $250 million and a Tranche B sub-facility of $100 million. The Tranche A sub-facility has a final maturity of June 7, 2001 (the original maturity date), and the Tranche B sub-facility matured on December 31, 2000. Additionally, as permitted by the original order authorizing the DIP Facility, in August 2000 the DIP Facility was further amended to, among other things, effect the syndication of the DIP Facility among a group of nine lenders, with Chase Manhattan Bank retaining the agent role. The Company has made arrangements to extend the term of the DIP Facility in the event that the Company is unable to close on its exit financing facility before the DIP Facility expires.

Proceeds from the DIP Facility may be used to fund postpetition working capital and for other general corporate purposes. Under the amended terms of the DIP Facility, the Company is permitted to make loans and issue letters of credit in favor of or on behalf of foreign subsidiaries for specified limited purposes, including individual limits for loans and advances of up to $75 million for working capital needs and $100 million for loans and letters of credit used for support or repayment of existing foreign credit facilities, and an aggregate limit of $150 million for all such loans and letters of credit, including any stand-by letters of credit issued to support foreign business opportunities. The DIP Facility contains monthly minimum EBITDA tests and quarterly limits on capital expenditures.

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

The principal sources of liquidity for the Company's operating requirements have been cash flows from operations and the sale of Beloit assets. While the Company expects that cash flow from operations and the DIP Facility will provide sufficient working capital to operate its businesses, there can be no assurances that such sources will prove to be sufficient. The Debtors are jointly and severally liable under the DIP Facility. At April 30, 2001, $70 million in direct borrowings had been drawn under the DIP Facility and are classified as a short-term obligation on the Company's Balance Sheet. Additionally, letters of credit in the face amount of $50.4 million had been issued under the DIP Facility.


Market Risk

Volatility in interest rates and foreign exchange rates can impact the Company's earnings, equity and cash flow. From time to time the Company undertakes transactions to hedge this impact. The hedge instrument is considered effective if it offsets partially or completely the negative impact on earnings, equity and cash flow due to fluctuations in interest and foreign exchange rates. In accordance with the Company's policy, the Company does not execute derivatives that are speculative or that increase the Company's risk from interest rate or foreign exchange rate fluctuations. At April 30, 2001 the Company was not party to any interest rate derivative contracts. Foreign exchange derivatives at that date were exclusively in the form of forward exchange contracts executed over the counter. The counterparties to these contracts are several commercial banks, all of which hold investment grade ratings. There is a concentration of these contracts at The Chase Manhattan Bank which, as of April 30, 2001, was the only institution entering into new forward foreign exchange contracts with the Company and those subsidiaries involved in the reorganization proceedings.

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

As of April 30, 2001, the nominal or face value of forward foreign exchange contracts to which the Company was a party was $80.2 million in absolute U.S. dollar equivalent terms.


Accounting Pronouncements

The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the first quarter of fiscal 2001. The adoption resulted in the Company recognizing a fair value adjustment related to certain derivative instruments of $0.4 million which is reflected as an adjustment to other comprehensive income in the Statement of Stockholders Equity (Deficit).

The Company adopted EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" during the first quarter of fiscal 2001. The adoption resulted in the Company reclassifying certain shipping and handling costs that were recovered from customers from net sales to cost of sales. The financial statement effect was to increase net sales and cost of sales by approximately $1.0 million and $0.9 million for the three months ended April 30, 2001 and 2000, respectively and $2.6 million for the six months ended April 30 in both fiscal 2001 and 2000.

Item 3 -   Quantitative and Qualitative Disclosures about Market Risk


See "Market Risk" in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


                           PART II. OTHER INFORMATION


Item 1-   Legal Proceedings

          See Item 3 - Legal Proceedings, of Part I of the Company's annual report on Form 10-K for the year ended October 31, 2000 and Item 1 - Legal Proceedings of Item II of the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2001. The Company and the individual defendants have reached an agreement in principle to settle the class action captioned In re: Harnischfeger Industries, Inc. Securities Litigation. This agreement, if finalized, will be subject to approval of the United States District Court for the Eastern District of Wisconsin after notice to the plaintiff class.

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

Item 4  - Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the second quarter of fiscal 2001.

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

          Other factors that could cause actual results to differ materially from those contemplated include:

          |X| Factors relating to the Company's Chapter 11 filing, such as: the possible disruption of relationships with creditors, customers, suppliers and employees; the Company's success in closing on its exit financing facility and implementing its plan of reorganization; the availability of financing and refinancing; and the Company's ability to comply with covenants in its financing facilities.

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

               None

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

                                    HARNISCHFEGER INDUSTRIES, INC.
                                    ------------------------------
                                    (Registrant)



                                     /s/  Kenneth A. Hiltz
                                   -------------------------------
                                        Kenneth A. Hiltz
                                        Senior Vice President and
Date June 7, 2001                       Chief Financial Officer


                                    /s/   Michael S. Olsen
                                   -------------------------------
                                        Michael S. Olsen
Date June 7, 2001                       Vice President and Controller