Form 10-Q
period 2001-07-31
JOY GLOBAL INC
filed 2001-09-14
CIK 801898

10-Q Draft for 1st Qtr. 2000:  09/12/01  9:12 AM                         Page 2

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF   1934   FOR  THE   TRANSITION   PERIOD   From _________  to __________
Commission File number 1-9299


                                 JOY GLOBAL INC.
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                          39-1566457
--------------------------------------           -----------------------------
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


Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at September 10, 2001
--------------------------------------------   ---------------------------------
Common Stock, $1 par value                           39,743,681     shares

                                      - 2 -
                                 JOY GLOBAL INC.

                               FORM 10-Q -- INDEX
                                  July 31, 2001


PART I. - FINANCIAL INFORMATION                                        Page No.
                                                                       --------

Item 1 - Financial Statements:

         Consolidated Statement of Operations - One month ended
         July 31, 2001 (Successor Company), Two months ended
         June 23, 2001, three months ended July 31, 2000, Eight
         months ended June 23, 2001 and nine months ended
         July 31, 2000 (Predecessor Company)                              3 - 4

         Consolidated Balance Sheet - July 31, 2001 (Successor Company),
         and October 31, 2000 (Predecessor Company)                         5

         Consolidated Statement of Cash Flow - One month ended
         July 31, 2001 (Successor Company), Eight months ended
         June 23, 2001 and nine months ended July 31, 2000
         (Predecessor Company)                                              6

         Notes to Consolidated Financial Statements                       7 - 18

Item 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            19 - 24

Item 3 - Quantitative and Qualitative Disclosures About
          Market Risk                                                       24


PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  25

Item 2 - Changes in Securities                                              25

Item 3 - Defaults Upon Senior Securities                                    25
Item 4 - Submission of Matters to a Vote of Security Holders                25
Item 5 - Other Information                                               25 - 27

Item 6 - Exhibits and Reports on Form 8-K                                   27
Signatures                                                                  28

See accompanying notes to consolidated financial statements

                                       -6-
                          PART I. FINANCIAL INFORMATION


Item 1 - Financial Statements


                                 JOY GLOBAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                       Successor
                                                        Company                 Predecessor Company
                                                    ----------------    -----------------------------------
                                                       One Month          Two Months       Three Months
                                                         Ended               Ended             Ended
                                                     July 31, 2001       June 23, 2001     July 31, 2000
                                                    ----------------    ----------------  ----------------
Revenues
   Net sales                                           $ 104,947           $ 185,197         $ 261,652
   Other income                                              108                 300             1,429
                                                    ----------------    ----------------  ----------------
                                                         105,055             185,497           263,081
Cost of sales                                             88,532             138,478           200,798
Product development, selling
   and administrative expenses                            16,780              34,678            51,231
Restructuring (credit) charge                                  -                 (16)           (1,041)
                                                    ----------------    ----------------  ----------------
Operating income (loss)                                     (257)             12,357            12,093

Interest expense - net                                    (2,044)            (20,223)           (4,791)
                                                    ----------------    ----------------  ----------------
Income (loss) before reorganization items
   and fresh start accounting adjustments                 (2,301)             (7,866)            7,302

Reorganization items                                           -              (6,228)          (21,945)
Fresh start accounting adjustments                             -              45,057                 -
                                                    ----------------    ----------------  ----------------
Income (loss) before income taxes and
   minority interest                                      (2,301)             30,963           (14,643)

(Provision) benefit for income taxes                      (1,000)             32,755            (3,000)
Minority interest                                           (476)               (375)             (241)
                                                    ----------------    ----------------  ----------------
Income (loss) from continuing operations,
   before extraordinary item and
   discontinued operations                                (3,777)             63,343           (17,884)

Extraordinary item - gain on debt discharge                    -           1,124,083                 -
Gain from discontinued operations                              -             256,353                 -
                                                    ----------------    ----------------  ----------------

Net income (loss)                                        $ (3,777)        $ 1,443,779         $ (17,884)
                                                    ================    ================  ================

Basic and diluted loss per share:                        $ (0.08)
                                                    ================

Average common shares
 (for per share purposes)                                 50,000
                                                    ================

          See accompanying notes to consolidated financial statements

                                 JOY GLOBAL INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (In thousands except per share amounts)

                                                       Successor
                                                        Company                Predecessor Company
                                                    ----------------    ----------------------------------
                                                       One Month          Eight Months       Nine Months
                                                         Ended                Ended             Ended
                                                     July 31, 2001        June 23, 2001     July 31, 2000
                                                    ----------------    ----------------  ----------------
Revenues
   Net sales                                           $ 104,947           $ 740,458         $ 831,658
   Other income                                              108               1,261             3,207
                                                    ----------------     ----------------  ----------------
                                                         105,055             741,719           834,865
Cost of sales                                             88,532             556,037           637,722
Product development, selling
   and administrative expenses                            16,780             141,784           156,960
Restructuring (credit) charge                                  -                 (58)            5,438
                                                    ----------------     ----------------  ----------------
Operating income (loss)                                     (257)             43,956            34,745
Interest expense - net                                    (2,044)            (27,640)          (21,925)
                                                    ----------------     ----------------  ----------------
Income (loss) before reorganization items
   and fresh start accounting adjustments                 (2,301)             16,316            12,820

Reorganization items                                           -             (36,434)          (44,980)
Fresh start accounting adjustments                             -              45,057                 -
                                                    ----------------     ----------------  ----------------
Income (loss) before income taxes and
   minority interest                                      (2,301)             24,939           (32,160)

(Provision) benefit for income taxes                      (1,000)             26,755            (9,000)
Minority interest                                           (476)             (1,062)             (613)
                                                    ----------------     ----------------  ----------------
Income (loss) from continuing operations,
   before extraordinary item and
   discontinued operations                                (3,777)             50,632           (41,773)
Extraordinary item - gain on debt discharge                    -           1,124,083                 -
Gain from discontinued operations                              -             253,183                 -
                                                    ----------------     ----------------  ----------------

Net income (loss)                                        $ (3,777)        $ 1,427,898         $ (41,773)
                                                    ================     ================  ================

Basic and diluted loss per share:                        $ (0.08)
                                                    ================

Average common shares
(for per share purposes)                                  50,000
                                                    ================


          See accompanying notes to consolidated financial statements

                                 JOY GLOBAL INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (In thousands)

                                             Successor            Predecessor
                                              Company               Company
                                             July 31,             October 31,
                                               2001                    2000
                                        ----------------       -----------------

ASSETS
Current assets:
    Cash and cash equivalents               $ 59,426               $ 72,123
    Restricted cash                           24,810                      -
    Accounts receivable-net                  183,092                177,151
    Inventories-net                          584,852                410,331
    Other current assets                      22,672                 49,819
                                        ----------------       -----------------
       Total current assets                  874,852                709,424

Assets of discontinued operations                  -                 15,231

Property, plant and equipment-net            257,049                177,413
Goodwill and intangible assets-net            22,880                350,778
Excess reorganization value                  255,181                      -
Other assets                                  48,987                 40,082

                                        ----------------       -----------------
       Total assets                      $ 1,458,949            $ 1,292,928
                                        ================       =================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Short-term notes payable, including
    current portion of long-term debt        $ 2,722               $ 78,774
    Debtor-in-possession financing                 -                 30,000
    Trade accounts payable                    65,171                 72,491
    Income taxes payable                      72,541                104,869
    Other accrued liabilities                214,195                204,494
                                        ----------------       -----------------
       Total current liabilities             354,629                490,628

Liabilities subject to settlement            111,782                      -

Long-term debt                               205,992                  3,124

Other non-current liabilities                155,211                 51,935

Liabilities subject to compromise                  -              1,220,675

Liabilities of discontinued operations             -                314,725

Minority interest                              7,839                  6,533

Shareholders' equity (deficit)               623,496               (794,692)
                                        ----------------       -----------------

    Total liabilities and shareholders'
    equity (deficit)                     $ 1,458,949            $ 1,292,928
                                        ================       =================

          See accompanying notes to consolidated financial statements






                                 JOY GLOBAL INC.
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)
                                 (In thousands)

                                                       Successor
                                                       Company                 Predecessor Company
                                                                       ---------------------------------------
                                                       One Month            Eight Months        Nine Months
                                                         Ended                  Ended               Ended
                                                     July 31, 2001         June 23, 2001       July 31, 2000
                                                    -----------------   -------------------  ----------------
Operating Activities:
Net income (loss)                                      $  (3,777)           $ 1,427,898         $ (41,773)
Add (deduct) - Items not affecting cash:
   Gain from discontinued operations                           -               (253,183)                -
   Restructuring (credits) charges                             -                    (58)            5,438
   Extraordinary item - gain on debt discharge                 -             (1,124,083)                -
   Reorganization items                                        -                  7,090            14,583
   Fresh start accounting gain                                 -                (45,057)                -
   Minority interest                                         476                  1,062               613
   Depreciation and amortization                           4,042                 28,821            35,121
   Amortization of financing fees                            243                  4,286             5,770
   Income taxes - net                                        (42)               (32,620)            2,409
   Other - net                                               954                   (479)               93
   Changes in Working Capital Items:
    (Increase) decrease in restricted cash                 1,658                (26,468)                -
    (Increase) decrease in accounts receivable - net      36,600                (45,590)           10,083
    (Increase) decrease in inventories                       307                (26,302)           21,137
    (Increase) decrease in other current assets            5,789                (11,701)           (7,357)
    (Decrease) in trade accounts payable                    (340)                (6,196)           (4,888)
    (Decrease) increase in employee compensation
       and benefits                                       (6,809)                (1,040)            4,047
    (Decrease) increase in advance payments and
       progress billings                                  (1,003)                 8,672           (15,094)
    (Decrease) in other accrued liabilities                 (776)                (9,316)          (20,994)
                                                    -----------------    -------------------  ----------------
     Net cash provided (used) by continuing operations    37,322               (104,264)            9,188
                                                    -----------------    -------------------  ----------------

Investment and Other Transactions:
   Property, plant and equipment acquired                 (2,322)               (12,670)          (19,917)
   Property, plant and equipment retired                     262                  2,445            22,382
   Other - net                                             4,603                 13,649             7,340
                                                    -----------------    -------------------  ----------------
    Net provided by investment and other transactions      2,543                  3,424             9,805
                                                    -----------------    -------------------  ----------------

Financing Activities:
   Borrowings under Credit Agreement                           -                212,618                 -
   Credit Agreement financing fees                        (1,743)               (11,207)                -
   Borrowings under debtor-in-possession facility              -                 55,000            95,000
   Debtor-in-possession facility financing fees                -                   (313)                -
   Repayment of borrowings under debtor-in-possession
      facility                                                 -                (90,000)         (237,000)
   Repayment of borrowings under Credit Agreement        (21,618)                     -                 -
   Issuance of long-term obligations                          12                  2,066               931
   Redemption of long-term obligations                         -                 (4,127)             (183)
   (Decrease) in short-term notes payable- net            (6,681)               (71,081)          (15,288)
                                                   -----------------    -------------------  ----------------
     Net cash (used) provided by financing activities    (30,030)                92,956          (156,540)
                                                    -----------------   -------------------  ----------------

Effect of Exchange Rate Changes on Cash and
   Cash Equivalents                                         (236)                  (726)           (1,456)
Cash (Used) Provided by Discontinued Operations                -                (13,686)          152,978
                                                    -----------------   -------------------  ----------------
Increase (Decrease) in Cash and Cash Equivalents           9,599                (22,296)           13,975
Cash and Cash Equivalents at Beginning of Period          49,827                 72,123            57,453
                                                   -----------------    -------------------  ----------------
Cash and Cash Equivalents at End of Period              $ 59,426               $ 49,827          $ 71,428
                                                    =================   ===================  ================


                                      -10-
                                 JOY GLOBAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2001
                                   (Unaudited)


1.     Reorganization and Emergence From Chapter 11
       --------------------------------------------

       Joy Global Inc. (the "Company" or the "Successor Company") was known as Harnischfeger Industries, Inc. (the "Predecessor Company") prior to the Company's emergence from Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") on July 12, 2001 (the "Effective Date"). On June 7, 1999 ("the Petition Date"), the Predecessor Company and substantially all of its domestic operating subsidiaries filed voluntary petitions for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Predecessor Company operated its business and managed its assets in the ordinary course as debtor-in-possession, and obtained court approval for transactions outside the ordinary course of business. All liabilities of the Predecessor Company outstanding at the Petition Date were reclassified to liabilities subject to compromise.

       By order dated May 29, 2001, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization (the "Amended POR") of the Predecessor Company. Effective July 12, 2001, Predecessor Company entered into a secured credit facility with Deutsche Banc Alex Brown and other lenders. Concurrently, the Predecessor Company entered into an indenture dated July 10, 2001 (the "Senior Note Indenture") providing for the issuance of 10.75% Senior Notes due 2006. As a result, all conditions precedent to the effectiveness of the Amended POR were met, the Amended POR became effective, and the Predecessor Company changed its name to Joy Global Inc. The Company formally emerged from bankruptcy on the Effective Date.

       On July 31, 2001, the Company distributed 39,743,681 shares of common stock to holders of allowed pre-petition claims against the Predecessor Company. The initial distribution equated one share of Joy Global Inc. common stock to a $28.60 allowed claim and was based on approximately $1.43 billion of "current adjusted claims", approximately $1.14 billion of which related to resolved claims and approximately $290 million of which related to provisions for unresolved claims. Future distributions of stock are expected to take place at six-month intervals as the remaining bankruptcy related claims are resolved. The Company estimates that, if such claims are resolved as the Company currently anticipates, "total projected claims" or the total amount of claims after all claims have been resolved will be approximately $1.20 billion. While this number has not changed significantly since it was included in the Amended POR, given the uncertainties inherent in the claims resolution process, there can be no assurance that the remaining claims will be resolved for the amounts currently estimated by the Company. The amount of stock distributed in each future distribution to holders of pre-petition claims against the Predecessor Company is contingent on the resolution of such claims. A total of fifty million shares will ultimately be distributed to creditors. For purposes of these financial statements, all fifty million shares have been treated as outstanding.

       Beginning August 9, 2001, the Company distributed a total of $108.9 million in 10.75% Senior Notes due 2006 (the "Senior Notes") to holders of allowed pre-petition claims against the Company's principal operating subsidiaries, P&H Mining Equipment and Joy Mining Machinery, and their domestic subsidiaries. The Company believes that substantially all of such claims were resolved prior to the distribution and that no significant future distributions of Senior Notes will be necessary.


2.     Basis of Presentation

       The Financial Statements presented in this Form 10-Q are unaudited and have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission and according to the principles of fresh start accounting set forth in the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). As a result of the application of fresh start accounting at June 23, 2001, the Company's financial results for the period ended July 31, 2001 include two different bases of accounting and, accordingly, the operating results and cash flows of the Successor Company and the Predecessor Company have been separately disclosed. The Company chose June 23, 2001 to coincide with the Company's normal financial closing for the month of June, which is based on a fiscal quarter made up of two four -week fiscal months followed by a five-week fiscal month. The Successor Company's financial statements are not comparable to the Predecessor Company's financial statements.

       The following table describes the periods presented in the financial statements and related notes thereto:

       Period                                                                Referred to as

       Results for the Successor Company
          From June 24, 2001 through July 31, 2001                "Successor Company 2001 One Month"

       Results for the Predecessor Company
          From May 1, 2001 through June 23, 2001                  "Predecessor Company 2001 Two Months"

       Results for the Predecessor Company
          Three months ended July 31, 2000                         "2000 Third Quarter"

       Results for the Predecessor Company
          From November 1, 2000 through June 23, 2001             "Predecessor Company 2001 Eight Months"

       Results for the Predecessor Company
          Nine months ended July 31, 2000                          "2000 Nine Months"

       The following table describes the periods presented in the Management's Discussion and Analysis of Financial Condition and Results of Operations:

       Combined Successor Company 2001
           One Month and Predecessor
           Company 2001 Two Months                          "2001 Third Quarter"

       Combined Successor Company 2001
           One Month and Predecessor
           Company 2001 Eight Months                        "2001 Nine Months"

       In the opinion of management, all adjustments necessary for the fair presentation on a going concern basis of the results of operations, cash flows, and financial position for all periods presented have been made. All adjustments made are of a normal recurring nature, except for those relating to fresh start accounting which are more fully discussed in these notes.

       These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Predecessor Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

       The preparation of the financial statements in conformity with generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.


3.     Fresh Start Accounting

       Although July 12, 2001 was the Effective Date of the Company's emergence from bankruptcy, for financial reporting convenience purposes, the Company accounted for the consummation of the Amended POR as of June 23, 2001. The reorganized enterprise value of the Company on the Effective Date was established at $960 million based on a calculation of the present value of the free cash flows under the Company's financial projections including the estimated effects of the Company's net operating loss carry-forwards and excess cash.

       The Company adopted the provisions of Statement of Financial Accounting Standards ("FAS") No. 141 "Business Combinations" and 142 "Goodwill and Other Intangible Assets" at emergence from bankruptcy. The allocation of the Company's reorganized entity value is preliminary and subject to revision upon completion of certain asset appraisals that are currently underway.

       In accordance with the principles of fresh start accounting, the Company has adjusted the value of its assets and liabilities to their fair values as of June 23, 2001 with the excess of the reorganized entity value over the fair value of assets and liabilities reported as excess reorganization value in the Consolidated Balance Sheet. The Company's excess reorganization value is not being amortized. The net effect of all fresh start accounting adjustments resulted in a gain of $45.1 million, which is reflected in the Predecessor Company Statement of Operations for the two-month and eight-month periods ended June 23, 2001. The effects of the Amended POR and the application of fresh start accounting on the Company's pre-confirmation consolidated balance sheet are as follows:


                                                               JOY GLOBAL INC.
                                               REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET
                                                             AS OF JUNE 23, 2001
                                                             -------------------
                                                                 (Unaudited)

                                      Predecessor                                                                   Successor
                                        Company                                                                      Company
                                        June 23,        Debt        Fresh Start     Discontinued        Exit         June 23,
In thousands                              2001        Discharge     Adjustments      Operations       Financing        2001
----------------------------------    -----------     ---------     -----------     ------------     -----------   -------------

ASSETS
Current assets:
   Cash and cash equivalents            $ 49,889      $       -     $        -      $       (62)(j)  $        -      $    49,827
   Restricted cash                             -              -              -                -          26,468 (l)       26,468
   Accounts receivable-net               220,400              -              -             (202)(j)           -          220,198
   Inventories                           436,921              -        156,798 (d)            -               -          593,719
   Other current assets                   53,121              -        (34,145)(e)            -           7,200 (m)       26,176
                                      -----------     ----------    -----------     ------------     -----------     -------------
    Total current assets                 760,331              -        122,653             (264)         33,668          916,388

Assets of discontinued operations          8,892                                         (8,892)(l)           -                -

Property, plant and equipment, net       169,946              -         88,460 (f)            -               -          258,406
Goodwill and intangible assets, net      334,249              -       (310,074)(g)            -               -           24,175
Excess reorganization value                    -              -        255,181 (h)            -               -          255,181
Other assets                              41,033              -         (5,122)(e)            -          11,207 (n)       47,118
                                      -----------     ----------    -----------     ------------     -----------     -------------

    Total assets                      $1,314,451      $       -     $  151,098      $    (9,156)     $   44,875      $ 1,501,268
                                      ===========     ==========    ===========     ============     ===========     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term notes payable, including
    current portion of long-term debt   $ 79,784      $       -     $        -      $         -      $  (72,408)(o)  $     7,376
   DIP financing                          80,000              -              -                -         (80,000)(p)            -
   Trade accounts payable                 65,639              -              -                -               -           65,639
   Income taxes payable                   71,190              -          1,420 (i)            -               -           72,610
   Other accrued liabilities             221,440              -          8,533 (e)            -          (8,901)(q)      221,072
                                      -----------     ----------    -----------     ------------     -----------    -------------
    Total current liabilities            518,053              -          9,953                -        (161,309)         366,697

Liabilities subject to settlement              -        118,992 (a)          -                -          (6,434)(r)      112,558

Long term debt                             2,523         12,600 (b)          -                -         212,618 (s)      227,741

Other non-current liabilities             58,447              -         96,088 (e)            -               -          154,535

Liabilities subject to compromise      1,255,675      (1,255,675)(c)         -                -               -                -

Liabilities of discontinued operations   265,509              -              -         (265,509)(k)           -                -

Minority interest                          7,839              -              -                -               -            7,839

Shareholders' equity (deficit)          (793,595)      1,124,083        45,057          256,353               -          631,898
                                      -----------     ----------    -----------     ------------     -----------    -------------

  Total liabilities and shareholders'
    equity                            $1,314,451      $       -     $  151,098      $    (9,156)     $   44,875      $ 1,501,268
                                      ===========     ==========    ===========     ============     ===========     =============


                                      -22-
Adjustments reflected in the Reorganized Condensed Consolidated Balance Sheet are as follows:


(a)  Pre-petition liabilities to be converted to Senior Notes (See Note 4).

(b) Reclassification of reinstated industrial revenue bonds from liabilities subject to compromise.

(c) Discharge of pre-petition obligations (liabilities subject to compromise) from continuing operations.

(d)  Increase inventory to its estimated fair value.

(e) Adjustment of post retirement and pension assets and liabilities to estimated fair value.

(f)  Increase property, plant and equipment to their estimated fair values.

(g)  Elimination of the Company's historical goodwill.

(h) Record excess of reorganized entity value over the fair value of the Company's assets and liabilities.

(i) Adjustment of income taxes to reflect the Company's estimated future liability.

(j)  Elimination  of  certain  non-Beloit   subsidiaries  that  were  liquidated
     pursuant to the Amended POR.

(k) Elimination of the assets and liabilities of Beloit transferred to the liquidating trust pursuant to the Amended POR.

(l) Restricted cash represents the estimated amount of professional fees to be settled post-emergence pursuant to the Amended POR.

(m) Record the $7.2 million Beloit note receivable as a third party note, including a 100% provision for uncollectable amounts which was recorded in the Predeceesor Company June 23, 2001 other current liabilities account.

(n)  Finance fees to be amortized over the life of the Credit Agreement.

(o)  Repayment of foreign debt.

(p)  Repayment of debtor-in-possession financing facility.

(q) Payment for employee retention plan and interest on reinstated industrial revenue bonds.

(r) Payment for executory contract cure amounts and personal property tax escrow.

(s)  Borrowings under Credit Agreement.



4.     Borrowings and Credit Facilities

       On the Effective Date, obligations relating to the Predecessor Company's debtor-in-possession financing facility and certain foreign credit facilities were paid in full and the Company's $350 million Credit Agreement dated as of June 29, 2001 with Deutsche Banc Alex Brown and a group of lenders (the "Credit Agreement") became effective. The Credit Agreement consists of a $250 million revolving loan maturing on October 31, 2005 and a $100 million term loan maturing on April 30, 2005. The Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (3.25% to 2.25%), or the Base Rate (as defined in the Credit Agreement) plus the applicable margin (2.25% to 1.25%) at the Company's option depending on certain of its financial ratios. The Company pays a commitment fee ranging from 0.5% to 0.75% on the unused portion of the revolving loan.

       The Senior Notes were issued under the Senior Notes Indenture between the Company and BNY Midwest Trust Company, as Trustee. Beginning August 9, 2001, approximately $108.9 million of the notes were issued to unsecured creditors of the Company's principal operating subsidiaries, P&H Mining Equipment and Joy Mining Machinery, and their subsidiaries. The Senior Notes are unsecured. The principal amount of the Senior Notes is due at maturity on July 10, 2006. Interest is payable semi-annually on April 30 and October 31 commencing on October 31, 2001.

       Both the Credit Agreement and Senior Note Indenture contain restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness and liens, asset sales, and capital expenditures. The covenants in the Senior Note Indenture are less restrictive than the covenants in the Credit Agreement. Interest coverage, leverage and EBITDA covenants in the Credit Agreement become more restrictive over the term of the agreement.

       At July 31, 2001, outstanding borrowings under the Credit Agreement were $191 million. In addition, outstanding letters of credit issued under the Credit Agreement, which count toward the $350 million credit limit, totaled approximately $76.5 million.


5.     Contingent liabilities:
       -----------------------

       The Company and certain of its present and former senior executives were named defendants in a class action, captioned In re: Harnischfeger Industries, Inc. Securities Litigation, in the United States District Court for the Eastern District of Wisconsin seeking damages in an unspecified amount on behalf of an alleged class of purchasers of the Company's common stock based principally on allegations that the Company's disclosures with respect to certain Beloit contracts violated federal securities laws. The Company and the individual defendants have reached an agreement in principle to settle this action. This agreement, if finalized, will be subject to the approval of the United States District Court after notice to the plaintiff class. The settlement does not involve any material payment by the Company.

       The Company or its subsidiaries are also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that the resolution of these matters will not have a materially adverse effect on its consolidated financial position or results of operations.

       The Company or its subsidiaries are also parties to litigation matters and claims that are normal in the course of their operations. Also, as a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolution may affect the results of operations on a quarter-to-quarter basis, management believes that such matters will not have a material adverse effect on the Company's consolidated financial position.


6.     Shareholders' Equity

       The Company has 150,000,000 shares of authorized common stock, par value $1.00 per share, 50,000,000 of which were deemed issued and outstanding for accounting purpose at July 31, 2001. A total of 39,743,681 shares were distributed on July 31, 2001 in the initial distribution of stock to creditors and 10,256,319 shares are designated for distribution under the Amended POR and held in a disputed claims equity reserve pending resolution of certain claims against the Predecessor Company.

       As provided in the Amended POR, the Company adopted the Joy Global Inc 2001 Stock Incentive Plan which authorizes the grant of up to 5,556,000 stock options, performance units and other stock-based awards to officers, employees and directors. The initial grant of approximately nine hundred thousand stock options to approximately 175 individuals occurred on July 16, 2001. The options were granted with a $13.76 exercise price, an estimated market value consistent with the valuation of the Company prepared for the Amended POR. The Company plans to grant a similar number of stock options on November 1, 2001, February 1, 2002 and May 1, 2002 with exercise prices of such options set at then-current market prices.

       A separate Statement of Sharholders' Equity is not required to be presented for interim periods. However, other comprehensive income of $229.7 and $1,415.8 million for the year ended October 31, 2000 and the Predecessor Company 2001 Eight Months, respectively, consisted of net income (loss), currency translation adjustments, minimum pension liability adjustments and FAS 133 "Accounting for Derivative Instruments and Hedging Activities" adjustments. Other comprehensive loss of $8.4 million for the Successor Company 2001 One Month consisted of net loss, currency translation adjustments and FAS 133 adjustments.

       Per share and share information for the Predecessor Company for all periods presented in the Consolidated Statement of Operations have been omitted as such information is not deemed to be meaningful.


7.     Reorganization Items

       Reorganization expenses are items of income, expense and loss realized or incurred by the Predecessor Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code. Reorganization items included in the Statement of Operations for the Predecessor Company include the following:

                                                                        Eight months             Nine months
                                                                           ended                    ended
Reorganization Items (in thousands)                                     June 23, 2001           July 31, 2000
--------------------------------------------------------------------------------------------------------------

Professional fees directly related to the bankruptcy filing               $ 30,639 *              $ 25,361
Amortization of debtor-in-possession financing costs                         4,148                   5,625
Accrued retention plan costs                                                 2,228                   4,614
Write-down of property sold                                                      -                   9,000
Rejected equipment leases                                                        -                   1,399
Interest earned on DIP proceeds                                               (581)                 (1,019)
                                                                       ---------------          --------------
                                                                          $ 36,434                $ 44,980
                                                                       ===============          ==============

* Includes success bonuses for outside professionals accrued in the second quarter.


8.     Restructuring Charges

       The Predecessor Company recognized restructuring charges of $6.1 million and $12.0 million during fiscal 2000 and 1999, respectively, relating to certain facility rationalization and employee severance costs associated with Joy Mining Machinery's global operating structure realignment and reduction. Approximately $1.2 million of restructuring reserves remaining from these charges were eliminated through the application of fresh start accounting.


9.     Discontinued Operations

       The Predecessor Company classified Beloit Corporation, the Company's former pulp and paper making machinery subsidiary ("Beloit"), and its subsidiaries as a discontinued operation in its Consolidated Financial Statements as of October 31, 1999. Most of Beloit's assets were sold pursuant to Bankruptcy Court approved procedures prior to the Effective Date. The Predecessor Company's equity interest in Beloit was transferred to a liquidating trust on the Effective Date as provided for in the Amended POR.

       The Predecessor Company recorded a gain from discontinued operations of $256.4 million for the Predecessor Company 2001 Two Months. This gain was primarily attributable to the write off of a negative investment in Beloit of approximately $1,063.4 million offset by the write off of Beloit receivables of approximately $809.7 million.


10.    Income Taxes
       -------------

       The Company's provision for income taxes primarily represents foreign, state and local taxes. An income tax benefit of approximately $35.0 million was recorded as the Company revised its estimates of its income tax liabilities on a global basis as more information became available to help refine the calculation of these tax liabilities.

       The Company did not record its net operating loss on the balance sheet. The ultimate realization of net operating loss and tax credit benefits that existed as of the Effective Date will first reduce any excess reorganization value until exhausted and thereafter be reported as additional paid in capital.


11.    Inventories
       -----------

       Consolidated inventories consisted of the following:

                                                    July 31,      October 31,
Consolidated Inventories (in thousands)               2001           2000
--------------------------------------------      -------------  --------------
Finished goods                                     $ 309,762       $ 208,473
Work in process and purchased parts                  242,841         224,554
Raw materials                                         32,249          29,127
                                                  -------------  --------------
                                                     584,852         462,154
Less excess of current cost over stated
    LIFO value                                             -         (51,823)
                                                  -------------  --------------
                                                   $ 584,852       $ 410,331
                                                  =============  ==============


       Inventories at July 31, 2001 were written up to fair value in accordance with the principles of fresh start accounting. As of July 31, 2001, the net inventory write-up was $147.9 million with the write-up of non-LIFO inventories being charged to cost of sales as they are sold. Inventories valued using the LIFO method represented approximately 64% of consolidated inventories at October 31, 2000.


12.   Segment Information

      Business Segment Information

      At July 31, 2001, the Company had two reportable segments, Surface Mining Equipment and Underground Mining Machinery. Operating income (loss) of the segments does not include interest income or expense and provision (benefit) for income taxes. There are no significant intersegment sales. Identifiable assets are those used in the Company's operations in each segment. Corporate assets consist primarily of property, deferred financing costs, cash, restricted cash, and excess reorganization value.

In thousands
----------------------------------------  ------------------------------------------------------------------------------------------
                                              Net             Operating          Depreciation and        Capital       Identifiable
                                            Sales (1)       Income (Loss)          Amortization        Expenditures       Assets
                                          ------------     ---------------     --------------------  ---------------  --------------
Successor Company 2001 One Month
Surface Mining                             $   45,326       $     1,139   (2)       $      1,504        $    1,143      $   577,495
Underground Mining                             59,621               130   (2)              2,530             1,177          719,290
                                          ------------     ---------------     --------------------  ---------------  --------------
         Total continuing operations          104,947             1,269                    4,034             2,320         1,296,785
Discontinued operations                             -                 -                        -                 -                 -
Corporate                                           -            (1,526)                     251                 2           162,164
                                          ------------      --------------     --------------------  ---------------  --------------
   Consolidated Total                      $  104,947       $      (257)            $      4,285        $    2,322      $  1,458,949
                                          ============      ==============     ====================  ===============  ==============

Predecessor Company 2001 Two Months
Surface Mining                             $   77,402       $     5,008             $      2,177        $    1,134
Underground Mining                            107,795            10,077                    4,522             1,508
                                          ------------      --------------     --------------------  ---------------
         Total continuing operations          185,197            15,085                    6,699             2,642
Discontinued operations                             -                 -                        -                 -
Corporate                                           -            (2,728)                   1,035                18
                                          ------------      --------------     --------------------  ---------------
   Consolidated Total                      $  185,197       $    12,357             $      7,734        $    2,660
                                          ============      ==============     ====================  ===============

2000 Third Quarter
Surface Mining                             $  116,378       $    14,514             $      3,929        $    4,352      $    411,804
Underground Mining                            145,274             1,410    (3)             7,402               704           838,553
                                          ------------      --------------     --------------------  ---------------  --------------
         Total continuing operations          261,652            15,924                   11,331             5,056         1,250,357
Discontinued operations                             -                 -                        -                 -            28,403
Corporate                                           -            (3,831)                   2,129                 -            63,208
                                          ------------      --------------     --------------------  ---------------  --------------
   Consolidated Total                      $  261,652       $    12,093            $      13,460        $    5,056      $  1,341,968
                                          ============      ==============     ====================  ===============  ==============

Predecessor Company 2001 Eight Months
Surface Mining                             $  304,413       $    23,902            $       8,866        $    5,954
Underground Mining                            436,045            30,269                   19,379             5,937
                                          ------------      --------------     --------------------  ---------------
         Total continuing operations          740,458            54,171                   28,245            11,891
Discontinued operations                             -                 -                        -                 -
Corporate                                           -           (10,215)                   4,862               779
                                          ------------      --------------     --------------------  ---------------
   Consolidated Total                      $  740,458       $    43,956            $      33,107        $   12,670
                                          ============      ==============     ====================  ===============

2000 Nine Months
Surface Mining                             $  372,589       $    39,682            $      12,168        $   15,075      $    411,804
Underground Mining                            459,069             7,129    (4)            22,242             4,842           838,553
                                          ------------      --------------     --------------------  ---------------  --------------
         Total continuing operations          831,658            46,811                   34,410            19,917         1,250,357
Discontinued operations                             -                 -                        -                 -            28,403
Corporate                                           -           (12,066)                   6,481                 -            63,208
                                          ------------      --------------     --------------------  ---------------  --------------
   Consolidated Total                      $  831,658       $    34,745            $      40,891        $   19,917      $  1,341,968
                                          ============      ==============     ====================  ===============  ==============


(1)  Certain reclassifications have been made to conform to EITF Issue
     No. 00-10, "Accounting for Shipping and Handling Fees and Costs."
(2) Successor Company 2001 One Month includes net charges of $2,331 and $6,847 for surface mining equipment and underground mining machinery, respectively, associated with the amortization of the revaluation of inventories, depreciation of the revaluation of property, plant and equipment, and elimination of the amortization of previous goodwill, all of which are the result of the application of fresh start accounting.
(3)  After restructuring credits of $(1,041) for the 2000 Third Quarter.
(4)  After restructuring charges of $5,438 for the 2000 Nine Months.

    Geographical Segment Information

In thousands
------------------------------------------------------------------------------------------------------------------------------
                                                                                 Sales to
                                                   Total        Interarea      Unaffiliated    Operating         Identifiable
                                                 Sales (1)        Sales         Customers     Income (Loss)         Assets
                                             --------------- --------------  ---------------  -------------  -----------------
Successor Company 2001 One Month
United States                                    $ 64,225      $ (11,569)       $ 52,656       $   369           $1,959,238
Europe                                             14,900         (1,727)         13,173         1,186              155,020
Other Foreign                                      39,685           (567)         39,118         1,078              261,102
Interarea Eliminations                            (13,863)        13,863               -        (1,364)          (1,078,575)
                                             --------------- --------------  ---------------  -------------  -----------------
                                                 $104,947      $       -        $104,947       $ 1,269           $1,296,785
                                             =============== ==============  ===============  =============  =================

Predecessor Company 2001 Two Months
United States                                    $111,873      $ (20,721)       $ 91,152       $ 6,014
Europe                                             34,861         (5,354)         29,507         5,009
Other Foreign                                      66,421         (1,883)         64,538         7,999
Interarea Eliminations                            (27,958)        27,958               -        (3,937)
                                             --------------- --------------  ---------------  -------------
                                                 $185,197      $       -        $185,197       $15,085
                                             =============== ==============  ===============  =============


2000 Third Quarter
United States                                    $195,641      $ (29,607)       $166,034       $ 8,946           $1,314,121
Europe                                             37,240        (15,009)         22,231         6,059              300,322
Other Foreign                                      78,056         (4,678)         73,378         9,372              270,606
Interarea Eliminations                            (49,294)        49,294               -        (8,453)            (634,692)
                                             --------------- --------------  ---------------  -------------  -----------------
                                                 $261,652      $       -        $261,652       $15,924           $1,250,357
                                             =============== ==============  ===============  =============  =================

Predecessor Company 2001 Eight Months
United States                                    $507,118      $ (95,097)       $412,021       $24,794
Europe                                            133,278        (41,998)         91,280        24,353
Other Foreign                                     245,382         (8,225)        237,157        24,572
Interarea Eliminations                           (145,320)       145,320               -       (19,548)
                                             --------------- --------------  ---------------  -------------
                                                 $740,458      $       -        $740,458       $54,171
                                             =============== ==============  ===============  =============


2000 Nine Months
United States                                    $611,985      $ (80,862)       $531,123       $39,610           $1,314,121
Europe                                            115,190        (43,389)         71,801         4,607              300,322
Other Foreign                                     242,456        (13,722)        228,734        23,014              270,606
Interarea Eliminations                           (137,973)       137,973               -       (20,420)            (634,692)
                                             --------------- --------------  ---------------  -------------  -----------------
                                                 $831,658      $       -        $831,658       $46,811           $1,250,357
                                             =============== ==============  ===============  =============  =================


(1) Certain reclassifications have been made to conform to EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

13.    New Accounting Pronouncements adopted by the Predecessor Company

       The Predecessor Company adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the first quarter of fiscal 2001. The adoption of FAS 133 resulted in the Company recognizing a fair value adjustment related to certain derivative instruments of $0.6 million for the Predecessor Company 2001 Eight Months.

       The Predecessor Company adopted Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs" during the first quarter of fiscal 2001. The adoption resulted in the Company reclassifying certain shipping and handling costs that were recovered from customers. The financial statement effect was to increase net sales and cost of sales by approximately $0.4 million and $0.9 million for the Predecessor Company 2001 Two Months and 2000 Third Quarter, respectively, and $2.9 million and $2.6 million for the Predecessor Company 2001 Eight Months and 2000 Nine Months, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations
--------------------------------------------------------------------------------

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

The Company emerged from bankruptcy during its third quarter financial reporting period of fiscal 2001. For financial statement purposes, the Company's results of operations and cash flows have been separated as pre- and post-June 23, 2001 due to a change in the basis of accounting in the underlying assets and liabilities. For purposes of this Management's Discussion and Analysis, certain financial data of the third quarter financial reporting period have been combined for comparative purposes.

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes to the Consolidated Financial Statements.


RESULTS OF OPERATIONS


2001 Third Quarter as compared to 2000 Third Quarter

The following table sets forth the combined net sales of the Company included in the Consolidated Statement of Operations:

                                                 2001                 2000
                                                Third                 Third
Net Sales  (in thousands)                      Quarter               Quarter
--------------------------------------------------------------------------------

Surface Mining Equipment                      $ 122,728             $ 116,378
Underground Mining Machinery                    167,416               145,274
                                            -------------        --------------
                                              $ 290,144             $ 261,652
                                            =============        ==============


Total net sales for the 2001 Third Quarter were 11% greater than total net sales in the 2000 Third Quarter.

Net sales for surface mining equipment in the 2001 Third Quarter were $6.4 million higher than net sales for the 2000 Third Quarter. The increase was due to an improvement in aftermarket sales as a result of higher parts sales in North and South America and higher service sales in Australia and South America. The increase in aftermarket sales was partially offset by a decrease in electric mining shovel and drill sales, primarily in the copper and iron ore markets.

Net sales for underground mining machinery for the 2001 Third Quarter were $22.1 million greater than net sales for the 2000 Third Quarter. The increase in net sales occurred for both new equipment and aftermarket products and services. The improvement in new machine sales this year as compared to last year was primarily due to the depressed levels of new machine sales last year and an increase in activity for continuous miners and shuttle cars in the United States and South Africa this year. Aftermarket sales levels compared to a year ago continued the improvement realized in the first two quarters of the 2001 fiscal year. Aftermarket shipments in the United States and from the United Kingdom continued to be higher than a year ago. The stronger demand for coal and the associated higher prices coal producers are receiving have benefitted aftermarket sales in the United States while the growing population of Joy equipment in operation in China has resulted in higher levels of repair parts and rebuild sales into that country.

The following table sets forth the elements of the combined operating income of the Company included in the Consolidated Statement of Operations:

                                                 2001                 2000
                                                Third                 Third
Operating Income (in thousands)                Quarter               Quarter
-------------------------------------------------------------------------------

Surface Mining Equipment                       $ 6,147    (1)      $ 14,514
Underground Mining Machinery                    10,207    (1)         1,410  (2)
Corporate Expenses                              (4,254)              (3,831)
                                           -------------       --------------
                                              $ 12,100             $ 12,093
                                           =============       ==============


         (1) Includes net charges of $2,331 and $6,847 for surface mining equipment and underground mining machinery, respectively, associated with the amortization of the revaluation of inventories, depreciation of the revaluation of property, plant and equipment, and elimination of the amortization of previous goodwill, all of which are the result of the application of fresh start accounting.
         (2) Includes restructuring credits of $(1,041).


After giving affect to the net charges associated with fresh start accounting, operating income for the 2001 Third Quarter was approximately the same as the 2000 Third Quarter. Eliminating the effect of these non-cash charges, the Company's operating income increased from $11.1 million for the 2000 Third Quarter to $21.3 million for the 2001 Third Quarter.

Operating income for surface mining equipment for the 2001 Third Quarter, after eliminating the effects of the items listed in the footnote above, was $8.5 million compared to $14.5 million for the 2000 Third Quarter. This decrease was the result of lower levels of new equipment shipments during the quarter and higher product costs as a result of lower production volumes.

Operating income for underground mining machinery for the 2001 Third Quarter, after eliminating the effects of the items listed in the footnote above, was $17.1 million compared to $0.4 million for the 2000 Third Quarter. The improvement in operating income was due to the increase in sales volumes, the favorable impact of increased manufacturing burden absorption and the benefits of cost reduction programs implemented over the last several years.

The Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code was completed during the third quarter of fiscal 2001. As a result, the two month period prior to the Effective Date, which fell within the quarter, includes a number of charges and credits associated with the implementation of the Amended POR and the application of fresh start accounting. These items included increases in interest expense of approximately $14.9 million associated with pre-petition claims against P&H Mining Equipment and Joy Mining Machinery and their subsidiaries for the period from the Petition Date through the Effective Date and $2.5 million of interest on pre-petition industrial revenue bonds that were reinstated. A gain of $45.1 million was recognized due to fresh start accounting adjustments of inventory, fixed assets, pension assets and liabilities, goodwill and excess reorganization value. An income tax benefit of approximately $35.0 million was recorded as the Company revised its estimates of its income tax liabilities on a global basis as more information became available to help refine the calculation of these tax liabilities. This benefit is exclusive of future benefits from net operating loss carry-forwards the Company may realize. In addition, the implementation of the Amended POR included the issuance of stock in the Successor Company to holders of pre-petition claims against the Predecessor Company which resulted in the recognition of a $1.1 billion gain on debt discharge. The Amended POR provided for the divestiture of Beloit. This caused the elimination of the intercompany investment in Beloit, accumulated losses, and intercompany receivables that resulted in the recognition of a net gain from discontinued operations of approximately $256.4 million.


2001 Nine Months as compared to 2000 Nine Months

The following table sets forth the combined net sales of the Company included in the Consolidated Statement of Operations:

                                                 2001                 2000
                                                 Nine                 Nine
Net Sales  (in thousands)                       Months               Months
--------------------------------------------------------------------------------

Surface Mining Equipment                      $ 349,739             $ 372,589
Underground Mining Machinery                    495,666               459,069
                                            -------------        --------------
                                              $ 845,405             $ 831,658
                                            =============        ==============


Net sales for the 2001 Nine Months were slightly higher than net sales for the 2000 Nine Months.

Net sales for surface mining equipment in the 2001 Nine Months were $22.9 million lower than net sales in the 2000 Nine Months. A decrease in sales of electric mining shovels and drills was partially offset by increases in repair parts and service sales. Sales of capital equipment strengthened in Australia and Indonesia but were offset by lower sales in North and South America as compared to a year ago. Aftermarket sales were strong in all regions.

Net sales for underground mining machinery in the 2001 Nine Months were $36.6 million higher than net sales for the 2000 Nine Months. Sales of new machines during the 2001 Nine Months were slightly higher than the depressed levels of last year, while aftermarket sales of repair parts and component repairs were substantially higher than they were for the same period last year. The improvement in aftermarket sales in the United States is associated with underground coal production and the price coal producers are able to obtain for their coal sales. Increased aftermarket sales out of the United Kingdom into China are related to the new equipment sold into that market over the last several years.

The following table sets forth the elements of the combined operating income of the Company included in the Consolidated Statement of Operations:

                                                 2001                 2000
                                                 Nine                 Nine
Operating Income (in thousands)                 Months               Months
--------------------------------------------------------------------------------

Surface Mining Equipment                      $ 25,041    (1)      $ 39,682
Underground Mining Machinery                    30,399    (1)         7,129  (2)
Corporate Expenses                             (11,741)             (12,066)
                                            -------------        --------------
                                              $ 43,699             $ 34,745
                                            =============        ==============


         (1) Includes net charges of $2,331 and $6,847 for surface mining equipment and underground mining machinery, respectively, associated with the amortization of the revaluation of inventories, depreciation of the revaluation of property, plant and equipment, and elimination of the amortization of previous goodwill, all of which are the result of the application of fresh start accounting.
         (2) Includes restructuring charges of $5,438.


Operating income for the Company before the charges listed in the footnote above for 2001 Nine Months was $52.9 million compared to $40.2 for 2000 Nine Months.

Operating income for surface mining equipment for the 2001 Nine Months, after eliminating the impact of the items listed in the footnote above, was $12.3 million lower than operating results achieved during the 2000 Nine Months. The decrease was the result of lower levels of new equipment shipments and lower manufacturing absorption associated with lower demand for new equipment.

Operating income for underground mining machinery for the 2001 Nine Months, after eliminating the impact of the items listed in the footnote above, was $37.2 million compared to $12.6 million for the 2000 Nine Months. The improvement was due to the increase in net sales, the increase in manufacturing burden absorption, and the benefits of cost reduction programs.


Backlog and Bookings

The Company believes that bookings and especially backlog may not necessarily be good indicators of the underlying strength of its business. This is due to a large number of factors, some of which include the mix of original equipment and aftermarket business, the "lumpiness" of original equipment business and how it flows through backlog and the variability of unit prices and margins of the Company's various products and services.

The Company's backlog as of July 31, 2001 was $221.6 million compared to $226.9 million at the beginning of the fiscal year. This includes backlogs within surface mining equipment as of July 31, 2001 of $63.2 million compared to $75.7 million at the end of October 2000, and within underground mining machinery of $158.4 million as of July 31, 2001 compared to $151.2 million at the end of October 2000. The changes in backlog levels in the two segments reflect lower orders of shovels and drills and increased orders for continuous miners, respectively. These backlog amounts exclude customer arrangements under long-term equipment life cycle management programs that extend for up to thirteen years and totaled approximately $400 million as of July 31, 2001.

New order bookings for the 2001 Third Quarter totaled $265.7 million, an increase of $25.9 million or 10.8% from the prior year. For the 2001 Nine Months, total bookings were $840.0 million compared with $741.6 million during the 2000 Nine Months, an increase of $98.4 million or 13.3%. Increased bookings for the 2001 Third Quarter and 2001 Nine Months were primarily due to increases in bookings for underground machinery, both original equipment as well as after-market products and services.


FINANCIAL CONDITION

On the Effective Date, outstanding borrowings of $80 million under the Predecessor Company's debtor-in-possession financing facility were paid in full, that facility terminated, and the Company's $350 million Credit Agreement dated as of June 29, 2001 with Deutsche Banc Alex Brown and a group of lenders (the "Credit Agreement") became effective. Also on the Effective Date, $72.4 million was advanced to two foreign subsidiaries in the form of intercompany loans and used to repay local credit facilities which were then cancelled. Initial cash borrowings under the Credit Agreement were approximately $212.6 million, with the balance of the initial borrowings used primarily for other emergence related matters.

Both the Credit Agreement and Senior Note Indenture for the Company's $108.9 million in outstanding Senior Notes contain restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness and liens, asset sales, and capital expenditures. The covenants in the Senior Note Indenture are less restrictive than the covenants in the Credit Agreement. Interest coverage, leverage and EBITDA covenants in the Credit Agreement become more restrictive over the term of the agreement.

At July 31, 2001, outstanding borrowings under the Credit Agreement were $191 million. In addition, outstanding letters of credit issued under the Credit Agreement, which count toward the $350 million credit limit, totaled approximately $76.5 million. As provided in the Amended POR, approximately $75.7 million of these letters of credit were issued to back up letters of credit and bank guarantees that were outstanding as of the Effective Date.


Cash Flow from Continuing Operations

Net cash flow used in continuing operations was $66.9 million for the 2001 Nine Months compared to net cash provided by continuing operations of $9.2 million for the 2000 Nine Months. The use of cash in the 2001 Nine Months was primarily the result of the establishment of a $24.8 million restricted cash account, a $26.0 million increase in inventories, a $9.0 million increase in accounts receivable, and a $24.5 million decrease in accounts payable, employee compensation and other accrued liabilities. The restricted cash account is to be used for the payment of professional fees associated with the implementation of the Amended POR. The increase in inventories is primarily the result of the delay in receiving orders for new equipment that were anticipated to be received earlier in the fiscal year. The decrease in other accrued liabilities is associated with the payment of professional fees, employee incentive awards for the first half of the 2001 fiscal year, and employee retention awards related to the emergence from Chapter 11.

Funding for the cash used in continuing operations during the 2001 Nine Months was provided by the debtor-in-possession facility and, after the Effective Date, the Credit Agreement.


Item 3 -   Quantitative and Qualitative Disclosures about Market Risk
           ----------------------------------------------------------


Volatility in interest rates and foreign exchange rates can impact the Company's earnings, equity and cash flow. From time to time the Company undertakes transactions to hedge this impact. Under FAS 133, the hedge instrument is considered effective if it offsets partially or completely the negative impact on earnings, equity and cash flow due to fluctuations in interest and foreign exchange rates. In accordance with the Company's policy, the Company does not execute derivatives that are speculative or that increase the Company's risk from either interest rate or foreign exchange rate fluctuations. At July 31, 2001 the Company was not party to any interest rate derivative contracts. Foreign exchange derivatives at that date were exclusively in the form of forward exchange contracts executed over the counter. The counterparties to these contracts are several commercial banks, all of which hold investment grade ratings. There is a concentration of these contracts at The Chase Manhattan Bank which, as of July 31, 2001, was the only institution entering into new forward foreign exchange contracts with the Company and those subsidiaries involved in the reorganization proceedings.

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

As of July 31, 2001, the nominal or face value of forward foreign exchange contracts to which the Company was a party was $86.2 million in absolute U.S. dollar equivalent terms.

                           PART II. OTHER INFORMATION


Item 1 -   Legal Proceedings

           See Item 3 - Legal Proceedings of Part I of the Company's annual report on Form 10-K for the year ended October 31, 2000 and Item 1 - Legal Proceedings of Item II of the Company's quarterly reports on Form 10-Q for the quarters ended January 31 and April 30, 2001.

Item 2 -  Changes in Securities

          Pursuant to the Amended POR, on July 12, 2001, all outstanding shares of the common stock of Harnischfeger Industries, Inc., $1.00 par value, the Predecessor Company, were cancelled.

          Also as of July 12, 2001, 150,000,000 shares of new common stock of Joy Global Inc., $1.00 par value, were authorized and 50,000,000 shares were designated for distribution to holders of allowed claims against the Predecessor Company.

          As provided in the Amended POR, the Company adopted the Joy Global Inc 2001 Stock Incentive Plan which authorizes the grant of up to 5,556,000 stock options, performance units and other stock-based awards to officers, employees and directors. The initial grant of approximately nine hundred thousand stock options to approximately 175 individuals occurred on July 16, 2001. The options were granted with a $13.76 exercise price, consistent with the valuation of the Company prepared for the Amended POR. The Company plans to grant a similar number of stock options on November 1, 2001, February 1, 2002 and May 1, 2002 with exercise prices of such options set at then-current market prices.


Item 3 -  Defaults upon Senior Securities

          Not applicable


Item 4 -  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the third quarter of fiscal 2001.


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

          The Company's principal businesses involve designing, manufacturing, marketing and servicing large, complex machines. Significant periods of time are necessary to design and build these machines. Large amounts of capital must be devoted by the Company's customers to purchase these machines and to finance the mines that use these machines. The Company's success in obtaining and managing a relatively small number of sales opportunities, including the Company's success in securing payment for such sales and meeting the requirements of warranties and guarantees associated with such sales, can affect the Company's financial performance. In addition, many mines are located in undeveloped or developing economies where business conditions are less predictable. In recent years, up to 47% of the Company's total sales occurred outside the United States.

          Other factors that could cause actual results to differ materially from those contemplated include:

          |X| Factors relating to the Company's Chapter 11 filing, such as: the Company's success in implementing its plan of reorganization; and the Company's ability to comply with covenants in its financing facilities.

          |X| Factors affecting customers' purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles, and production and consumption rates of coal, copper, iron, gold, oil and other ores and minerals; the cash flows of customers; the cost and availability of financing to customers and the ability of customers to obtain regulatory approval for investments in mining projects; consolidations among customers; the effects of rising energy costs on customer operations; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

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


Item 6 -   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

                 First Supplemental Indenture by and among Joy Global Inc. as Issuer, the Guarantors and BNY Midwest Trust Company as Trustee dated as of August 3, 2001


          (b)  Reports on Form 8-K

               Form 8-K Report dated as of July 12, 2001 Other Events

FORM 10-Q




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        JOY GLOBAL INC.
                                                        ---------------
                                                          (Registrant)


                                                       /s/  Donald C. Roof
                                                 -------------------------------
                                                         Donald C. Roof
                                                     Executive Vice President,
Date September 13, 2001                    Chief Financial Officer and Treasurer



                                                    /s/  Michael S. Olsen
                                                 -------------------------------
                                                        Michael S. Olsen
                                         Vice President and Controller and Chief
Date September 13, 2001                               Accounting Officer

Exhibit 4


              ____________________________________________________

                          FIRST SUPPLEMENTAL INDENTURE

                                  by and among

                                 JOY GLOBAL INC.
                     (f/k/a HARNISCHFEGER INDUSTRIES, INC.),
                                   as Issuer,

                           THE GUARANTORS NAMED HEREIN

                                       and

                            BNY MIDWEST TRUST COMPANY
                                   as Trustee


                           Dated as of August 3, 2001

                                   ___________

                               Up to $167,000,000
                          10.75% SENIOR NOTES DUE 2006

                ________________________________________________

                                TABLE OF CONTENTS
                                                                            Page

ARTICLE I   Relation to Indenture; Definitions................................31
            Section 1.1   Relation to Indenture...............................31
            Section 1.2   Definitions.........................................31

ARTICLE II  Form of Senior Notes and Notation of Senior Subsidiary Guarantee..32
            Section 2.1   Form of the Senior Notes............................32
            Section 2.2.  Form of Notation of Senior Subsidiary Guarantee.....32

ARTICLE III Delivery of Notation of Senior Subsidiary Guarantee...............32
            Section 3.1.  Delivery of Notation of Senior Subsidiary Guarantee.32

ARTICLE IV  Miscellaneous Provisions..........................................32
            Section 4.1.  Trustee Not Responsible for Recitals................32
            Section 4.2.  Adoption, Ratification and Confirmation.............32
            Section 4.3.  Counterparts........................................32
            Section 4.4.  Governing Law.......................................32


                                AMENDED EXHIBITS

EXHIBIT A         FORM OF SENIOR NOTE

                                 JOY GLOBAL INC.

                         FIRST SUPPLEMENTAL INDENTURE TO
                          INDENTURE DATED JULY 10, 2001

                                U.S. $167,000,000

                          10.75% SENIOR NOTES DUE 2006

     THIS FIRST SUPPLEMENTAL INDENTURE, dated as of August 3, 2001, by and among Joy Global Inc., formerly known as Harnischfeger Industries, Inc. (the "Corporation"), a Delaware corporation, the Guarantors identified on Schedule I attached hereto (collectively, the "Guarantors") and BNY Midwest Trust Company, an Illinois banking corporation, as trustee (the "Trustee").

                                    RECITALS

     The Corporation has heretofore executed and delivered to the Trustee an Indenture for 10.75% Senior Notes Due 2006, dated as of July 10, 2001 (the "Indenture").

     Section 9.1 of the Indenture provides that the Corporation, the Guarantors and the Trustee may enter into an indenture supplemental to the Indenture (a) to cure, correct or supplement any provision of the Indenture or (b) to make any other change to the Indenture, provided that such other change shall not adversely affect the rights of any Holder of Senior Notes in any material respect.

     Section 9.3 of the Indenture provides that upon execution of any indenture supplemental to the Indenture, the Indenture shall be modified in accordance therewith, and such supplemental indenture shall form a part of the Indenture for all purposes, and further that the respective rights, limitations of rights, obligations, duties and immunities under the Indenture of the Trustee, the Corporation, the Guarantors and the Holders of the Senior Notes shall thereafter be determined, exercised and enforced subject in all respects to such supplemental indenture.

     NOW, THEREFORE, THIS FIRST SUPPLEMENTAL INDENTURE WITNESSETH:

     For and in consideration of the premises, it is mutually agreed, for the equal and proportionate benefit of the Holders of the Senior Notes as follows:

                                    ARTICLE I

                       Relation to Indenture; Definitions

     Section 1.1 Relation to Indenture. This First Supplemental Indenture constitutes an integral part of the Indenture.

     Section  1.2  Definitions.  For all  purposes  of this  First  Supplemental
Indenture:

     (a) Capitalized terms used herein without definition shall have the meanings specified in the Indenture.

     (b) All references herein to Articles and Sections, unless otherwise specified, refer to the corresponding Articles and Sections of this First Supplemental Indenture.

     (c) The terms "herein," "hereof," "hereunder" and other words of similar import refer to this First Supplemental Indenture.


                                   ARTICLE II

        Form of Senior Notes and Notation of Senior Subsidiary Guarantee

     Section 2.1 Form of the Senior Notes. The Senior Notes shall be substantially in the form set forth on Exhibit A attached hereto. Exhibit A of the Indenture shall be deleted in its entirety and replaced with revised Exhibit A attached hereto.

     Section 2.2. Form of Notation of Senior Subsidiary Guarantee. The Notation of Senior Subsidiary Guarantee shall be substantially in the form set forth on Exhibit B attached hereto. Exhibit B of the Indenture shall be deleted in its entirety and replaced with revised Exhibit B attached hereto.

                                   ARTICLE III

               Delivery of Notation of Senior Subsidiary Guarantee

     Section 3.1. Delivery of Notation of Senior Subsidiary Guarantee. The first paragraph of Section 15.3 of the Indenture is hereby stricken and replaced by the following:

     "To evidence its Senior Subsidiary Guarantee set forth in Section 15.1, each Guarantor hereby agrees that a notation of such Senior Subsidiary Guarantee substantially in the form included in Exhibit B hereto shall be endorsed by an officer of such Guarantor and delivered to the Trustee and that this Indenture shall be executed on behalf of such Guarantor by its President or one of its Vice Presidents. The Trustee shall deliver a copy of such notation to any Holder upon such Holder's request."


                                   ARTICLE IV

                            Miscellaneous Provisions

          Section 4.1. Trustee Not Responsible for Recitals. The recitals herein contained are made by the Corporation and the Guarantors and not by the Trustee, and the Trustee assumes no responsibility for the correctness thereof. The Trustee makes no representation as to the validity or sufficiency of this First Supplemental Indenture.

          Section 4.2. Adoption, Ratification and Confirmation. The Indenture, as supplemented and amended by this First Supplemental Indenture, is in all respects hereby adopted, ratified and confirmed.

          Section 4.3. Counterparts. This First Supplemental Indenture may be executed in any number of counterparts, each of which shall be an original, but such counterparts shall together constitute but one and the same instrument.

          Section 4.4. Governing Law. This First Supplemental Indenture, the Indenture, the Senior Subsidiary Guarantees and the Senior Notes shall be deemed to be contracts made under the laws of the State of New York, and for all purposes shall be governed by and construed in accordance with the laws of said State, without regard to conflict of laws principles thereof.

          IN WITNESS WHEREOF, the parties hereto have caused this First Supplemental Indenture to be duly executed as of the day and year first above written.


                  JOY GLOBAL INC.
                  AMERICAN ALLOY CORPORATION, as Guarantor
                  AMERICAN LONGWALL FACE CONVEYORS INC., as Guarantor
                  AMERICAN LONGWALL, INC., as Guarantor
                  AMERICAN LONGWALL REBUILD, INC., as Guarantor
                  AMERICAN LONGWALL ROOF SUPPORTS, INC., as Guarantor
                  BENEFIT, INC., as Guarantor
                  DOBSON PARK INDUSTRIES INC., as Guarantor
                  FIELD REPAIR SERVICES, LLC, as Guarantor
                  HARNISCHFEGER CORPORATION a/k/a P&H Mining and
                       a/k/a Harnco, as Guarantor
                  HARNISCHFEGER CREDIT CORPORATION, as Guarantor
                  HARNISCHFEGER TECHNOLOGIES, INC., as Guarantor
                  HARNISCHFEGER WORLD SERVICES CORPORATION, as Guarantor
                  HCHC, INC., as Guarantor
                  HCHC UK HOLDINGS, INC., as Guarantor
                  HIHC, INC., as Guarantor
                  J.P.P., INC. as Guarantor
                  JOY INTERNATIONAL SALES CORPORATION, as Guarantor
                  JOY MM DELAWARE, INC., as Guarantor
                  JOY POWER PRODUCTS, INC., as Guarantor
                  JOY TECHNOLOGIES INC. d/b/a Joy Mining Machinery, as Guarantor JOY TECHNOLOGIES DELAWARE INC., as Guarantor
                  JTI UK HOLDINGS, INC., as Guarantor
                  MINING SERVICES, INC., as Guarantor
                  PEABODY & WIND ENGINEERING CORPORATION, as  Guarantor
                  RCHH, INC., as Guarantor
                  SOUTH SHORE CORPORATION, as Guarantor
                  SOUTH SHORE DEVELOPMENT LLC, as Guarantor
                  THE HORSBURGH & SCOTT COMPANY, as Guarantor

                               By:      ________________________________________
                                                    Eric B.  Fonstad
                                                   Their:   Secretary

                  BNY MIDWEST TRUST COMPANY, as Trustee


                               By:       _______________________________________

                                                                       EXHIBIT A
                          (Form of Face of Senior Note)

                                 JOY GLOBAL INC.

                          10.75% Senior Notes Due 2006

                                                           CUSIP No. 481165 AA 6

No. __________                                                        $________

     Joy Global Inc. (formerly known as Harnischfeger Industries, Inc.), a Delaware corporation (herein called the "Corporation", which term includes any successor Person under the Indenture hereinafter referred to), for value received, hereby promises to pay to __________________, or registered assigns, the principal sum of _____________________ Dollars on April 30, 2006, and to pay interest thereon from the Effective Date or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually on April 30th and October 31st in each year, commencing October 31, 2001, at the rate of 10.75% per annum, until the principal hereof is paid or made available for payment. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in such Indenture, be paid to the Person in whose name this Senior Note (or one or more Predecessor Senior Notes) is registered at the close of business on the Regular Record Date for such interest, which shall be the April 15th or October 15th, as the case may be, next preceding such Interest Payment Date. Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name this Senior Note (or one or more Predecessor Senior Notes) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holder not less than 10 days prior to such Special Record Date, or be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Senior Notes may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture. Payment of the principal of, premium, if any, and interest on this Senior Note will be made at the office or agency of the Corporation maintained for that purpose in New York, New York, in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts; provided, however, that at the option of the Corporation payment of interest may be made by check mailed to the address of the Person entitled thereto as such address shall appear in the Senior Note Register. Interest shall be calculated on the basis of a 360-day year of twelve 30-day months.

     Reference is hereby made to the further provisions of this Senior Note set forth on the reverse hereof, which further provisions shall for all purposes have the same effect as if set forth at this place.

     Unless the certificate of authentication hereon has been executed by the Trustee referred to on the reverse hereof by manual signature, this Senior Note shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

     IN WITNESS WHEREOF, the Corporation has caused this instrument to be duly executed under its corporate seal.


                                            ___________________________________

                                            By_________________________________


Attest:

______________________________


                        (Form of Reverse of Senior Note)

     This Senior Note is one of a duly authorized issue of Senior Notes of the Corporation designated as its 10.75% Senior Notes Due 2006 (herein called the "Senior Notes"), limited in aggregate principal amount to $167,000,000, issued and to be issued under an Indenture, dated as of July 10, 2001 (herein called the "Indenture"), between the Corporation, the Guarantors and BNY Midwest Trust Company, as Trustee (herein called the "Trustee", which term includes any successor trustee under the Indenture), to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Corporation, the Trustee and the Holders of the Senior Notes and of the terms upon which the Senior Notes are, and are to be, authenticated and delivered.

     The Senior Notes are subject to redemption upon not less than 30 days nor more than 60 days' notice by mail, at any time, as a whole or in part, at the election of the Corporation, at the Redemption Price equal to the percentage of the principal amount set forth in the Indenture, together in the case of any such redemption with accrued interest and premium, if any, to the Redemption Date, but interest installments whose Stated Maturity is on or prior to such Redemption Date will be payable to the Holders of such Senior Notes, or one or more predecessor Senior Notes, of record at the close of business on the relevant record dates referred to on the face hereof, all as provided in the Indenture.

     In the event of redemption of this Senior Note in part only, a new Senior Note or Senior Notes for the unredeemed portion hereof will be issued in the name of the Holder hereof upon the cancellation hereof.

     If an Event of Default shall occur and be continuing, the principal of all the Senior Notes may be declared due and payable in the manner and with the effect provided in the Indenture.

     The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Corporation and the rights of the Holders of the Senior Notes under the Indenture at any time by the Corporation and the Trustee with the consent of the Holders of a majority in aggregate principal amount of the Senior Notes then outstanding. The Indenture also contains provisions permitting the Holders of specified percentages in aggregate principal amount of the Senior Notes then outstanding, on behalf of the Holders of all the Senior Notes, to waive compliance by the Corporation with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Senior Note shall be conclusive and binding upon such Holder and upon all future Holders of this Senior Note and of any Senior Note issued upon the registration of transfer hereof or in exchange herefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Senior Note. No reference herein to the Indenture and no provision of this Senior Note or of the Indenture shall alter or impair the obligation of the Corporation, which is absolute and unconditional, to pay the principal of, premium, if any, and interest on this Senior Note at the times, place and rate, and in the coin or currency, herein prescribed.

     As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Senior Note is registrable in the Senior Note Register, upon surrender of this Senior Note for registration of transfer at the office or agency of the Corporation in New York, New York, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Corporation and the Senior Note registrar duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Senior Notes, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees.

     The Senior Notes are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth, Senior Notes are exchangeable for a like aggregate principal amount of Senior Notes of a different authorized denomination, as requested by the Holder surrendering the same.

     No service charge shall be made for any such registration of transfer or exchange, but the Corporation may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

     Prior to due presentment of this Senior Note for registration of transfer, the Corporation, the Trustee and any agent of the Corporation or the Trustee may treat the Person in whose name this Senior Note is registered as the owner hereof for all purposes, whether or not this Senior Note be overdue, and neither the Corporation, the Trustee nor any such agent shall be affected by notice to the contrary.

     All terms used in this Senior Note which are defined in the Indenture shall have the meanings assigned to them in the Indenture.

     This Senior Note shall be deemed to be a contract made under the laws of the State of New York, and for all purposes shall be governed by and construed in accordance with the laws of said State, without regard to conflict of laws principles thereof.

                       Option of Holder to Elect Purchase

     If you want to elect to have this Senior Note purchased by the Corporation pursuant to Section 3.12 or Section 3.14 of the Indenture, check the box below:

          [GRAPHIC OMITTED] Section 3.12 [GRAPHIC OMITTED] Section 3.14

     If you want to elect to have only part of the Senior Note purchased by the Corporation pursuant to Section 3.12 or Section 3.14 of the Indenture, state the amount you elect to have purchased: $_____________


Date:

              Your Signature:
            (Sign exactly as your name appears on the face of this Senior Note)

     Tax Identification No:


                             SIGNATURE GUARANTEE:  _____________________________


Signatures must be guaranteed by an "eligible guarantor institution" meeting the requirements of the Registrar, which requirements include membership or participation in the Security Transfer Agent Medallion Program ("STAMP") or such other "signature guarantee program" as may be determined by the Registrar in addition to, or in substitution for, STAMP, all in accordance with the Securities Exchange Act of 1934, as amended.

The Holder of this Senior Note has the benefit of a guarantee which has been executed by the Corporation and other Guarantors and is on file with the Trustee.