Form 10-K
period 2001-10-31
JOY GLOBAL INC
filed 2002-01-22
CIK 801898

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001
OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From _________ to ________. Commission File number 1-9299

JOY GLOBAL INC. (Exact Name of Registrant as Specified in Its Charter)
Delaware (State of Incorporation)	39-1566457 (I.R.S. Employer Identification No.)

100 East Wisconsin Ave, Suite 2780, Milwaukee, Wisconsin (Address of Principal Executive Office)	53202 (Zip Code)

Registrant's Telephone Number, Including Area Code: (414) 319-8500

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF CLASS	Name of each exchange on which registered
10.75% Senior Notes Due 2006	AMEX

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF CLASS	Name of each exchange on which registered
Common Stock, $1 Par Value	Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]

The aggregate market value of Registrant's Common Stock held by non-affiliates, as of January 14, 2002, based on a closing price of $16.65 per share, was approximately $661.7 million.

The number of shares outstanding of Registrant's Common Stock, as of January 14, 2002, was 39,743,681.

Documents incorporated by reference: the information required by Part III, Items 10, 11, 12 and 13, is incorporated by reference to the Company's Proxy Statement for the Company's 2002 annual meeting.

Joy Global Inc.

INDEX TO
ANNUAL REPORT ON FORM 10-K
For The Year Ended October 31, 2001

PART I

     This document contains forward-looking statements. When used in this document, terms such as "anticipate", "believe", "estimate", "expect", "indicate", "may be", "objective", "plan", "predict", "will be", and the like are intended to identify such statements. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ from those described in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. Forward-looking statements are based upon management's expectations at the time they are made. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations ("Cautionary Statements") are described generally below and disclosed elsewhere in this Report. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

     Factors that could cause actual results to differ materially from those contemplated include:

     Factors affecting customers' purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles, and production and consumption rates of coal, copper, iron ore, gold, oil and other ores and minerals; the cash flows of customers; the cost and availability of financing to customers and the ability of customers to obtain regulatory approval for investments in mining projects; consolidations among customers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

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

     Factors affecting general business levels, such as: political and economic turmoil in major markets such as the United States, Canada, Europe, Asia and the Pacific Rim, South Africa, Australia, Russia, Indonesia, Brazil and Chile; environmental and trade regulations; commodity prices; and the stability and ease of exchange of currencies.

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

Item 1.  Business

General

     Joy Global Inc. (the "Company" or the "Successor Company") was known as Harnischfeger Industries, Inc. (the "Predecessor Company") prior to the Company's emergence from Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") on July 12, 2001 (the "Effective Date"). The Company is the direct successor to a business begun over 115 years ago which, at October 31, 2001, through its subsidiaries, manufactures and markets products classified into two business segments: underground mining machinery (Joy Mining Machinery or "Joy") and surface mining equipment (P&H Mining Equipment or "P&H"). Joy is a major manufacturer of underground mining equipment for the extraction of bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining.

Chapter 11 Filing and Emergence

     On June 7, 1999 (the "Petition Date"), the Predecessor Company and substantially all of its domestic operating subsidiaries filed voluntary petitions for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Predecessor Company operated its business and managed its assets in the ordinary course as debtor-in-possession, and obtained court approval for transactions outside the ordinary course of business. All liabilities of the Predecessor Company outstanding at the Petition Date were reclassified to liabilities subject to compromise.

     By order dated May 29, 2001, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization (the "Amended POR") of the Predecessor Company. Effective July 12, 2001, the Predecessor Company entered into a secured credit facility with Deutsche Banc Alex. Brown and other lenders. Concurrently, the Predecessor Company entered into an indenture dated July 10, 2001 (the "Senior Note Indenture") providing for the issuance of 10.75% Senior Notes due 2006. As a result, all conditions precedent to the effectiveness of the Amended POR were met, the Amended POR became effective, and the Predecessor Company changed its name to Joy Global Inc. The Company formally emerged from bankruptcy on the Effective Date.

     The Company's reorganization plan provides that fifty million shares of new common stock be distributed to holders of allowed pre-petition claims against the Predecessor Company. On July 31, 2001, the Company distributed 39,743,681 shares of common stock to holders of such claims. The initial distribution equated one share of Joy Global Inc. common stock to a $28.60 allowed claim and was based on approximately $1.43 billion of "current adjusted claims", approximately $1.14 billion of which related to resolved claims and approximately $290 million of which related to provisions for unresolved claims. Future distributions of stock are expected to take place at six-month intervals as the remaining bankruptcy related claims are resolved. The Company estimates that, if such claims are resolved as the Company currently anticipates, "total projected claims" or the total amount of claims after all claims have been resolved will be approximately $1.20 billion. While this number has not changed significantly since it was included in the Amended POR, given the uncertainties inherent in the claims resolution process, there can be no assurance that the remaining claims will be resolved for the amounts currently estimated by the Company. The amount of stock distributed in each future distribution to holders of pre-petition claims against the Predecessor Company is contingent on the resolution of such claims. For purposes of these financial statements, all fifty million shares that will ultimately be distributed to creditors are treated as outstanding.

     Beginning August 9, 2001, the Company distributed a total of $108.8 million in 10.75% Senior Notes due 2006 (the "Senior Notes") to holders of allowed pre-petition claims against the Company's principal operating subsidiaries, Joy Mining Machinery and P&H Mining Equipment and their domestic subsidiaries. The Company believes that substantially all of such claims were resolved prior to the distribution and that no significant future distributions of Senior Notes will be necessary.

Underground Mining Machinery

     Joy is the world leader in the manufacture of underground mining equipment. It manufactures and services mining equipment for the underground extraction of coal and other bedded materials. Joy has significant facilities in Australia, South Africa, the United Kingdom and the United States, as well as sales offices in Poland, India, Russia, and the People's Republic of China. Joy products include: continuous miners; complete longwall mining systems (consisting of roof supports, an armored face conveyor and a longwall shearer); longwall shearers; roof supports; armored face conveyors; shuttle cars; continuous haulage systems; battery haulers; flexible conveyor trains; and roof bolters. Joy also maintains an extensive network of service and replacement parts distribution centers to rebuild and service equipment and to sell replacement parts in support of its installed base. This network includes eight service centers in the United States and five outside of the United States, all of which are strategically located in major underground mining regions.

Products and Services:

     Continuous miners - Electric, self-propelled continuous miners cut coal using carbide-tipped bits on a horizontal rotating drum. Once cut, the coal is gathered onto an internal conveyor and loaded into a shuttle car or continuous haulage system for transportation to the main mine belt.

     Longwall shearers - A longwall shearer moves back and forth on a conveyor parallel to the coal face. Using carbide-tipped bits on cutting drums at each end, the shearer cuts a meter or more of coal on each pass and simultaneously loads the coal onto an armored face conveyor for transport to the main mine belt. A longwall face may range up to 300 meters in length.

     Roof supports - Roof supports support the mine roof during longwall mining. The supports advance with the longwall shearer, resulting in controlled roof falls behind the supports.

     Armored face conveyors - Armored face conveyers are used in longwall mining to transport coal cut by the shearer to the main mine belt.

     Shuttle cars - Shuttle cars are electric, rubber-tired vehicles used to transport coal from continuous miners to the main mine belt where self-contained chain conveyors in the shuttle cars unload the coal onto the belt. Some models of Joy shuttle cars can carry up to 20 metric tons of coal.

     Continuous haulage systems - The continuous haulage system transports coal from the continuous miner to the main mine belts on a continuous basis versus the batch process used by shuttle cars and battery haulers. It is made up of a series of connected bridge structures that utilize chain conveyors that transport the coal from one bridge structure to the next bridge structure and ultimately to the main mine belts.

     Battery haulers - Battery haulers perform a similar function to shuttle cars. Shuttle cars are powered by electricity and battery haulers are powered by portable batteries.

     Flexible conveyor trains (FCT) - FCT's are electric powered, self-propelled conveyor systems to provide continuous haulage of coal from a continuous miner to the main mine belt. The coal conveyor operates independently from the track chain propulsion system, allowing the FCT to move and convey coal simultaneously. Available in lengths of up to 420 feet, the FCT is able to negotiate multiple 90-degree turns in an underground mine infrastructure.

     Roof bolters - Roof bolters are roof drills used to bore holes in the mine roof and to insert long metal bolts into the holes to prevent roof falls.

     Joy utilizes its aftermarket infrastructure to quickly and efficiently provide customers with high-quality parts, exchange components, repairs, rebuilds, whole machine exchanges and service. Joy's cost-per-ton programs allow its customers to pay fixed prices for each ton of material mined in order to match equipment costs with revenues, to reduce capital requirements, and ensure quality aftermarket parts and services for the life of the contract.

     The Joy business has demonstrated cyclicality over the years. This cyclicality is driven primarily by product life cycles, new product introductions, competitive pressures and other economic factors affecting the mining industry such as commodity prices (particularly coal prices) and company consolidation in the coal mining industry.

Surface Mining Equipment

     P&H is the world's largest producer of electric mining shovels and walking draglines. In addition, P&H is a significant producer of large diameter blasthole drills and dragline bucket products. P&H has facilities in Canada, Australia, South Africa, Brazil, Chile and the United States, as well as sales offices in Russia, Mexico and the People's Republic of China. P&H products are used in mines, quarries and earth moving operations in the digging and loading of copper, coal, iron ore, oil sands, gold, lead, zinc, bauxite, uranium, phosphate, stone, clay and other minerals and ores. P&H also is a major provider of manufacturing, repair and support services for the surface mining industry through its MinePro Services group.

Products and Services:

     Electric mining shovels - Mining shovels are primarily used to load copper ore, iron ore, coal, other mineral-bearing materials, overburden, or rock into trucks. There are two basic types of mining shovels, electric and hydraulic. Electric mining shovels are able to handle larger buckets, allowing them to load greater volumes of rock and minerals, while hydraulic shovels are smaller and more maneuverable. The electric mining shovel offers the lowest cost per ton of mineral mined. Its use is determined by size of operation and the availability of electricity. P&H manufactures only electric mining shovels. Buckets can range in size from 14 cubic yards up to 76 cubic yards.

     Walking draglines - Draglines are primarily used to remove overburden, which is the earth located over a coal or mineral deposit, by dragging a large bucket through the overburden, carrying it away and depositing it in a remote spoil pile. P&H's draglines weigh from 500 to 7,500 tons, and are typically described in terms of their "bucket size" which can range from 30 to 160 cubic yards.

     Blasthole drills - Most surface mines require breakage or blasting of rock, overburden, or ore by explosives. To accomplish this, it is necessary to bore out a pattern of holes into which the explosives are placed. Rotary blasthole drills are used to drill these holes and are usually described in terms of the diameter of the hole they bore. The boreholes range in size from 8 5/8 inches in diameter to 22 inches in diameter.

     P&H also is a major provider of manufacturing, repair and support services for the surface mining industry through its MinePro Services group. P&H MinePro Services personnel are strategically located close to customers in major mining centers around the world to provide service, training, repairs, rebuilds, used equipment services, parts and enhancement kits. P&H maintains an extensive network of distribution centers.

     P&H has a relationship in the electric mining shovel business with Kobelco Construction Machinery Co., Ltd. ("Kobe") pursuant to which P&H licenses Kobe to manufacture certain electric mining shovels and related replacement parts in Japan. P&H has the exclusive right to market Kobe-manufactured mining shovels and parts outside Japan. In addition, P&H is party to an agreement with a company in the People's Republic of China licensing the manufacture and sale of two models of electric mining shovels and related components. This relationship provides P&H with an opportunity to sell component parts for shovels built in China.

     P&H's businesses are subject to cyclical movements in the markets. The original equipment market is driven to a large extent by commodity prices. Rising commodity prices lead to the expansion of existing mines, opening of new mines or re-opening of less efficient mines. Increased mining activity requires new machinery. Although the aftermarket segment is much less cyclical, severe reductions in commodity prices result in removing operating machines from mining production and, thus, dampen demand for parts and services. Conversely, significant increases in commodity prices result in higher use of equipment and requirements for more parts and services.

Discontinued Operation

     On October 8, 1999, the Predecessor Company announced its plan to dispose of its pulp and paper machinery segment owned by Beloit Corporation and its subsidiaries ("Beloit"). The Predecessor Company classified Beloit as a discontinued operation in its Consolidated Financial Statements as of October 31, 1999. Most of Beloit's assets were sold pursuant to Bankruptcy Court approved procedures prior to the Effective Date. The Predecessor Company's equity interest in Beloit was transferred to a liquidating trust on the Effective Date as provided for in the Amended POR.

Financial Information

     Financial information about our business segments and geographic areas of operation is contained in Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Employees

     As of October 31, 2001, the Company employed approximately 7,340 people in its continuing operations, of which approximately 3,930 were employed in the United States. Approximately 1,560 of the U.S. employees are represented by local unions under collective bargaining agreements. The Company believes that it maintains generally good relationships with its employees.

Competitive Conditions

     Joy and P&H conduct their domestic and foreign operations under highly competitive market conditions, requiring that their products and services be competitive in price, quality, service and delivery. The customers for these products are generally large international mining companies with substantial purchasing power.

     Joy's continuous mining machinery, longwall shearers, continuous haulage equipment, roof supports and armored face conveyors compete with a number of worldwide manufacturers of such equipment. Joy's rebuild services compete with a large number of local repair shops. Joy competes with various regional suppliers in the sale of replacement parts for Joy equipment.

     P&H's shovels and draglines compete with similar products and with hydraulic excavators, large rubber-tired front-end loaders and bucket wheel excavators made by several international manufacturers. P&H's large rotary blasthole drills compete with several worldwide drill manufacturers. P&H's aftermarket services compete with a large number of primarily regional suppliers. Manufacturer location is not a significant advantage in this industry.

     Both Joy and P&H compete on the basis of providing superior productivity, reliability and service and lower overall cost to their customers. Both Joy and P&H compete with local and regional service providers in the provision of maintenance, rebuild and other services to mining equipment users.

Backlog

     Backlog represents unfilled customer orders for the Company's products and services. The customer orders that are included in the backlog represent legal commitments by customers, who have satisfied the Company's credit review procedures, to purchase specific products or services from the Company. The following table provides backlog by business segment for the Company's continuing operations as of October 31 for the respective years. These backlog amounts exclude customer arrangements under long-term equipment life cycle management programs that extend for up to thirteen years and totaled approximately $430 million as of October 31, 2001.

In thousands	2001	2000	1999

Underground Mining Machinery	$ 186,705	$ 151,220	$ 190,775
Surface Mining Equipment	45,855	75,734	93,798

Total Backlog	$ 232,560	$226,954	$284,573

      The change in backlog from October 31, 2000 to October 31, 2001 reflects an increase in orders for continuous miners for Underground Mining Machinery, while the decrease in Surface Mining Equipment is associated with a decrease in orders for electric mining shovels.

     As of October 31, 2000 backlog for both of the Company's business segments was less than the backlog as of October 31, 1999. For Underground Mining Machinery, there were fewer unfilled orders for new equipment associated with longwall mining. For Surface Mining Equipment, the decrease in backlog was primarily due to fewer unfilled orders for electric mining shovels as a result of the increase in shovel sales during the 2000 fiscal year compared to the prior year.

Raw Materials

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

     P&H purchases raw and semi-processed steel, castings, forgings, copper and other materials from a number of suppliers. In addition, component parts, such as engines, bearings, controls, hydraulic components and a wide variety of mechanical and electrical items are purchased from a large number of outside suppliers. Purchases of materials and components are made on a competitive basis with no single source being dominant.

Patents and Licenses

     The Company owns numerous patents and trademarks and has patent licenses from others relating to its respective products and manufacturing methods. Also, patent and trademark licenses are granted to others and royalties are received under most of these licenses. While the Company does not consider any particular patent or license or group of patents or licenses to be essential to its respective businesses, it considers its patents and licenses significant to the conduct of its businesses in certain product areas.

Research and Development

     The Company's businesses maintain strong commitments to research and development and pursues technological development through the engineering of new products and systems, the improvement and enhancement of licensed technology, and synergistic acquisitions of technology by segment. Research and development expenses were $2.8 million, $4.8 million, $6.5 million and $11.1 million for the Successor Company 2001 Four Months, Predecessor Company 2001 Eight Months, fiscal 2000 and fiscal 1999, respectively, not including application engineering.

Environmental, Health and Safety Matters

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

Item 2. Properties

     As of October 31, 2001, the following principal properties of the Company's operations were owned, except as indicated. All of these properties are generally suitable for operations.

      The Company owns a 94,000 square foot office building in St. Francis, Wisconsin, which was used as its worldwide corporate headquarters. This facility is in the process of being sold. The Company's worldwide corporate headquarters are currently housed in 10,000 square feet of leased space.

Underground Mining Machinery Locations

	Floor Space		Land Area
Location	(Sq. Ft.)		(Acres)	Principal Operations

Franklin, Pennsylvania	739,000		58	Underground mining machinery, components and parts.
Reno, Pennsylvania	121,400		22	Components and parts for mining machinery.
Brookpark, Ohio	85,000		4	Components and parts for mining machinery.
Solon, Ohio	101,200		10.6	Components and parts for mining machinery.
*Abingdon, Virginia	63,400		22	Underground mining machinery and components.
*Bluefield, Virginia	102,160		15	Mining machinery rebuild, service and parts sales.
*Duffield, Virginia	90,000		11	Mining machinery rebuild, service and parts sales.
*Homer City, Pennsylvania	79,920		10	Mining machinery rebuild, service and parts sales.
*Meadowlands, Pennsylvania	117,900		13	Mining machinery rebuild, service and parts sales.
*Mt. Vernon, Illinois	107,130		12	Mining machinery rebuild, service and parts sales.
Price, Utah	44,200		6	Mining machinery rebuild, service and parts sales.
Wellington, Utah	68,000		60	Mining machinery rebuild, service and parts sales.
*McCourt Road, Australia	101,450		33	Underground mining machinery, components and parts.
Parkhurst, Australia	48,570		15	Rebuild service center.
Cardiff, Australia	22,600	(1)	3	Rebuild service center.
Wollongong, Australia	27,000	(1)	4	Roof bolting equipment.
*Steeledale, South Africa	285,140		12.6	Underground mining machinery, components and parts.
*Wadeville, South Africa	185,140		28.6	Underground mining machinery assembly and service.
Pinxton, England	76,000		10	Service and rebuild.
Wigan, England	60,000	(2)	3	Engineering and administration.
*Worcester, England	178,000		13.5	Mining machinery, components and parts.

Surface Mining Equipment Locations

	Floor Space		Land Area
Location	(Sq. Ft.)		(Acres)	Principal Operations

Milwaukee, Wisconsin	1,067,000		46	Electric mining shovels, electric and diesel-electric draglines and large diameter rotary blasthole drills.
*Milwaukee, Wisconsin	180,000		13	Electrical products.
Cleveland, Ohio	270,000		8	Gearing manufacturing.
Cleveland, Ohio	70,000	(3)	2	Rebuild service center.
*Gillette, Wyoming	60,000		6	Rebuild service center.
Evansville, Wyoming	25,000		6	Rebuild service center.
*Mesa, Arizona	40,000		5	Rebuild service center.
*Elko, Nevada	30,000		5	Rebuild service center.
Kilgore, Texas	12,400		4	Rebuild service center.
Calgary, Canada	6,000	(3)	1	Climate control system manufacturing.
*Bassendean, Australia	72,500		5	Components and parts for mining machinery.
*Mt. Thorley, Australia	81,800		11	Components and parts for mining machinery.
*Mackay, Australia	35,500		3	Components and parts for mining machinery.
Johannesburg, South Africa	44,000	(4)	1	Rebuild service center.
*Belo Horizonte, Brazil	37,700		1	Components and parts for mining shovels.
*Santiago, Chile	6,800		1	Rebuild service center.
*Antofagasta, Chile	21,000		1	Rebuild service center.
*Calama, Chile	5,500		1	Rebuild service center.

      (1) Under a month to month lease.
      (2) Under a lease expiring in 2010.
      (3) Under a lease expiring in 2002.
      (4) Under a lease expiring in 2005.

     * Property includes a warehouse.

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

     P&H operates warehouses in Cleveland, Ohio; Hibbing and Virginia, Minnesota; Charleston, West Virginia; Negaunee, Michigan; Hinton, Sparwood, Labrador City and Baie-Comeau, Canada; Iquique, Chile; Johannesburg, South Africa; and Puerto Ordaz, Venezuela. The warehouses in Hibbing and Johannesburg are owned; the others are leased. In addition, P&H leases sales offices throughout the United States and in principal surface mining locations in other countries.

Item 3. Legal Proceedings

     The Company and certain of its present and former senior executives were named as defendants in a class action, captioned In re: Harnischfeger Industries, Inc. Securities Litigation, filed in the United States District Court for the Eastern District of Wisconsin on June 5, 1998. This action seeks damages in an unspecified amount on behalf of a class of purchasers of the Company's common stock, based principally on allegations that the Company's disclosures with respect to certain contracts of a former business unit violated the federal securities laws. The Company and the individual defendants have reached an agreement in principal to settle this matter subject to court approval.

     The Official Committee of Unsecured Creditors of Beloit Corporation, purportedly suing in its own right and in the name and on behalf of Beloit Corporation, filed suit in the Milwaukee County Circuit Court on June 5, 2001 against certain present and former officers of the Company and Beloit Corporation seeking both money damages in excess of $300 million and declaratory relief. Among other things, the plaintiff alleges that the defendants should be held liable for "waste and mismanagement of Beloit's assets." Plaintiff also alleges that settlement agreements reached with certain former officers of the Company constituted fraudulent transfers and should be deemed null and void. The defendants have filed motions for judgment on the pleadings. The plaintiff has agreed that any judgement will be limited to and satisfied out of the Company's available insurance.

     The Beloit Liquidating Trust has filed a Complaint in the Bankruptcy Court on November 21, 2001 alleging that the Company breached its fiduciary duty by allegedly misleading the Official Committee of Unsecured Creditors of Beloit Corporation about the allocation of professional fees during the Company's bankruptcy case. The Complaint requests that the court revoke the confirmation order. The Company has moved to dismiss the Complaint.

     The Beloit Liquidating Trust has also filed a motion in the Bankruptcy Court for reallocation and reimbursement of professional fees and intercompany expenses. The Bankruptcy Court has scheduled an evidentiary hearing on this matter for mid-February 2002.

     John G. Kling, purportedly on his own behalf and "in a representative capacity for the Harnischfeger Industries Employees' Savings Plan," filed suit in the United States District Court for the District of Massachusetts on November 9, 2001, against certain of the Company's present and former employees, officers and directors. This action seeks damages in an unspecified amount based, among other things, on allegations that the members of the Company's Pension Investment Committee, the Pension Committee of the Company's Board of Directors and Fidelity Management Trust Company failed to properly discharge their fiduciary obligations under ERISA with respect to the "Harnischfeger Common Stock Fund" in the Harnischfeger Industries Employees' Savings Plan. As of the date of this report, the defendants had not responded to this suit.

      The Company and its subsidiaries are party to litigation matters and claims that are normal in the course of their operations. Also, as a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, management believes that the results of the above noted litigation and other pending litigation will not have a materially adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that the resolution of these matters will not have a materially adverse effect on its consolidated financial position, results of operations or liquidity.

See Item 1 - Chapter 11 Filing and Emergence for information regarding our bankruptcy proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the last quarter of fiscal 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock began trading on the Nasdaq National Market on June 15, 2001 under the symbol "JOYG". The following table sets forth the high bid and low asked prices for the Company's common stock since it began trading on the Nasdaq:

Period	High	Low

June 15 - July 31, 2001	$ 16.90	$ 15.00
August 1 - October 31, 2001	19.45	13.75

      The Predecessor Company's common stock was cancelled at the Effective Date.

Item 6. Selected Financial Data

      The following table sets forth certain selected historical financial data of the Company on a consolidated basis. The selected consolidated financial data was derived from the Consolidated Financial Statements of the Company. The fiscal 2001 data has been separated into the Successor Company 2001 Four Months and Predecessor Company 2001 Eight Months. Beloit was classified as a discontinued operation by the Predecessor Company as of June 23, 2001 and October 31, 2000 and 1999 and, accordingly, the results of operations of prior years have been restated to reflect classifying the Beloit Segment as a discontinued operation. The balance sheet data has not been restated for 1998 and 1997. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company appearing in Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

RESULTS OF OPERATIONS
	Successor	Predecessor
	Company	Company	Years Ended October 31,
	2001 Four	2001 Eight
In thousands except per share amounts	Months	Months	2000	1999*	1998*	1997*

Net sales	$ 407,715	$ 740,458	$1,123,141	$1,119,052	$1,216,216	$1,471,709
Operating income (loss)	(52,255)	43,956	58,020	(82,514)	61,393	176,788

Income (loss) from continuing operations	$ (76,498)	$ 50,632	$ (29,553)	$ (353,088)	$ 14,366	$ 67,881
Income (loss) from discontinued operations	-	(3,170)	66,200	(798,180)	(184,399)	70,399
Gain (loss) on disposal of discontinued operations	-	256,353	227,977	(529,000)	151,500	-
Extraordinary gain (loss)	-	1,124,083	-	-	-	(12,999)

Net income (loss)	$ (76,498)	$ 1,427,898	$ 264,624	$ (1,680,268)	$ (18,533)	$ 125,281

Earnings (Loss) Per Share - Basic
Income (loss) from continuing operations	$ (1.53)	$ 1.08	$ (0.63)	$ (7.62)	$ 0.31	$ 1.42
Income (loss) from and net gain (loss)
on disposal of discontinued operations	-	5.41	6.30	(28.65)	(0.71)	1.47
Extraordinary gain (loss)	-	24.01	-	-	-	(0.27)

Net income (loss) per common share	$ (1.53)	$ 30.50	$ 5.67	$ (36.27)	$ (0.40)	$ 2.62
Earnings (Loss) Per Share - Diluted
Income (loss) from continuing operations	$ (1.53)	$ 1.08	$ (0.63)	$ (7.62)	$ 0.31	$ 1.41
Income (loss) from and net gain (loss)
on disposal of discontinued operations	-	5.41	6.30	(28.65)	(0.71)	1.45
Extraordinary gain (loss)	-	24.01	-	-	-	(0.27)

Net income (loss) per common share	$ (1.53)	$ 30.50	$ 5.67	$ (36.27)	$ (0.40)	$ 2.59

Dividends Per Common Share	$ -	$ -	$ -	$ 0.10	$ 0.40	$ 0.40

Working capital	$443,313	$242,278	$ 218,796	$ 187,169	$ 436,864	$ 408,215
Total Assets	1,371,714	1,314,451	1,292,928	1,711,813	2,787,259	2,924,535
Total Debt	289,936	1,417,982	1,332,573	1,506,219	1,119,180	939,319

*Beloit was classified as a discontinued operation on October 31, 1999. The results of operations of prior years have been restated accordingly.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As is more fully discussed in Note 2 - Basis of Presentation and Fresh Start Accounting in Notes to the Consolidated Financial Statements, the Company adopted fresh start accounting pursuant to the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), during the third quarter of fiscal 2001 resulting in a change in the basis of accounting in the underlying assets and liabilities of the Company at the Effective Date. Accordingly, the financial statements of the Successor Company and the Predecessor Company are not comparable. For purposes of this Management's Discussion and Analysis, the Company has combined the actual results of operations for the Successor Company 2001 Four Months and the Predecessor Company 2001 Eight Months as pro forma combined 2001 operating results ("Pro forma Combined 2001") in order to present a meaningful comparative analysis to prior fiscal year operating results. The Successor Company 2001 Four Months and the Predecessor Company 2001 Eight Months financial information is derived from the Consolidated Financial Statements. In addition to the basis in accounting differences noted above, the operating results of the Company for Pro forma Combined 2001 and fiscal 2000 and fiscal 1999 were significantly impacted by items associated with the Predecessor Company bankruptcy including extraordinary debt forgiveness, restructuring activities, pre-petition lawsuit settlements, other charges related to certain bankruptcy activities and certain changes in accounting estimates recorded in the third quarter of 1999; and, by the Successor Company charges related to recognizing the effects of additional depreciation, amortization and cost of sales arising from the revaluation of the Company's assets at the Effective Date.

2001 Compared with 2000

      The following table sets forth the Pro forma Combined 2001 and fiscal 2000 net sales of the Company as derived from the Consolidated Statement of Operations:

	Successor	Predecessor
	Company	Company	Pro forma
	2001 Four	2001 Eight	Combined	Fiscal
In thousands	Months	Months	2001	2000

Net Sales
Underground Mining Machinery	$ 238,548	$ 436,045	$ 674,593	$ 614,356
Surface Mining Equipment	169,167	304,413	473,580	508,785

Total	$ 407,715	$ 740,458	$1,148,173	$1,123,141

     Net sales in 2001 were 2.2% higher than net sales in 2000. A $60.2 million increase in shipments in the Underground Mining Machinery segment was partially offset by a $35.2 million decrease in net sales for Surface Mining Equipment.

     The increase in Underground Mining Machinery net sales in 2001 was a result of a slight improvement in new machine shipments combined with strong performance for replacement parts sales and component repairs. The improved new machine sales were due primarily to the beginning of the recovery from the depressed markets for continuous miners and shuttle cars in the United States and South Africa, while the sales of longwall equipment remained at about the same level as fiscal 2000. In the aftermarket, favorable results for replacement parts were achieved in the United States where coal producers saw an improvement in the price they received for their coal production, and in the Chinese market, served out of the United Kingdom, where the mining equipment that has been placed over the last decade has begun to be rebuilt and to use replacement parts for the rebuilding process.

     The decrease in Surface Mining Equipment net sales in 2001 was due to a decrease in the shipment of new equipment, primarily electric mining shovels, partially offset by an increase in replacement part sales. The decrease in electric mining shovels was due to the depressed market for copper and iron ore, which resulted in lower new machine sales to North and South American customers. In the aftermarket, increased sales for replacement parts were achieved in North and South America as equipment was rebuilt and sales of other equipment suppliers' products continued to increase. In addition, the sale of refurbished electric mining shovels to customers served by the Australian operation benefited the 2001 fiscal year.

      The following table sets forth the elements of Pro forma Combined 2001 operating income (loss) of the Company as compared with fiscal 2000. Actual operating results, as derived from the Company's Consolidated Statement of Operations, have been adjusted to reflect the impacts of fresh start accounting charges, pre-petition lawsuit settlements, and restructuring and other special charges:

	Successor	Predecessor
	Company	Company	Pro forma
	2001 Four	2001 Eight	Combined	Fiscal
In thousands	Months	Months	2001	2000

Operating income (loss):
Underground Mining Machinery	$ (28,426)	$ 30,269	$ 1,843	$ 16,956
Surface Mining Equipment	(17,738)	23,902	6,164	57,432
Corporate Expense	(6,091)	(10,215)	(16,306)	(16,368)

Total	$ (52,255)	$ 43,956	$ (8,299)	$ 58,020

Adjustments to operating income (loss):
Fresh Start Accounting Items			$ 87,724	$ -
Pre-petition Lawsuit Settlements			975	11,365
Restructuring and Other Special Charges			(58)	4,518

Total			$ 88,641	$ 15,883

Adjusted operating income (loss):
Underground Mining Machinery			$ 59,583	$ 32,639
Surface Mining Equipment			37,065	57,632
Corporate Expense			(16,306)	(16,368)

Total			$ 80,342	$ 73,903

     The fresh start accounting charges consist of a $74.6 million charge for the increase to fair value of inventory that was taken to cost of sales, $4.4 million of additional depreciation expense associated with the revalued property, plant and equipment, and $8.7 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets.

      The following discussion is based on adjusted operating income (loss) for Pro forma Combined fiscal 2001 as compared with Fiscal 2000 as presented in the above table. Operating income increased from $73.9 million in fiscal 2000 to $80.3 million in fiscal 2001. This improvement was the result of a $26.9 million increase in operating profit for the Underground Mining Machinery business that was largely offset by a $20.6 million decrease in operating profit for the Surface Mining Equipment business.

      The increase in operating profit for Underground Mining Machinery was due to an increase in net sales, a favorable sales mix that included a larger percentage of replacement parts sales, an increase in manufacturing overhead absorption, and continued benefits of cost reduction programs put in place over the last several years. The improvement in the sales mix, combined with the increase in manufacturing overhead absorption associated with an increase in manufacturing activities in this segment's manufacturing facilities resulted in an increase in gross profit percentage from 23.2% in fiscal 2000 to 27.8% in 2001. Despite a 10% increase in net sales and the impact of general inflation around the world, the Underground Mining Machinery business was able to limit the increase in spending for selling, engineering, and administrative expense to 1.3% in fiscal 2001 compared to 2000.

      Operating profit for Surface Mining Equipment decreased from $57.6 million in fiscal 2000 to $37.1 million in 2001. This decrease was the result of the decrease in net sales, lower manufacturing overhead absorption, and a slight increase in administrative expense, all of which were partially offset by an improvement in sales mix to include a larger percentage of parts sales during 2001 compared with a year ago. The benefits of the improvement in the sales mix were more than offset by the decrease in manufacturing overhead absorption associated with the decrease in the production of new machines in this segment's manufacturing facilities and resulted in a decrease in gross profit as a percentage of net sales from 23.3% in fiscal 2000 to 21.5% in 2001. Administrative expense was slightly higher in 2001 than in fiscal 2000 due to initiatives associated with expanding distribution capabilities and a small charge in the fourth quarter of 2001 for headcount reductions which will continue into the first quarter of 2002 as the business responds to the near term softness in the market for electric mining shovels.

      During the third quarter of fiscal 2001 the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code was completed. As a result of emerging from Chapter 11, the Predecessor Company 2001 Eight Months includes a number of charges and credits associated with the implementation of the Amended POR and the application of fresh start accounting. The following table provides a summary of these charges and credits and the respective line on the Consolidated Statement of Operations for the Predecessor Company 2001 Eight Months that were affected:

	Interest	Fresh Start	Income Tax	Debt	Discontinued
In millions	Expense	Accounting	Benefit	Discharge	Operations

Interest on pre-petition claims	$ 14.9	$ -	$ -	$ -	$ -
Reinstated pre-petition IRB's	2.5	-	-	-	-
Inventory revaluation	-	(156.8)	-	-	-
Fixed asset revaluation	-	(93.3)	-	-	-
Eliminate previous goodwill	-	310.1	-	-	-
Record value of intangibles	-	(234.4)	-	-	-
Record excess reorganization value	-	(22.5)	-	-	-
Pension liabilities revaluation	-	141.9	-	-	-
Postretirement benefits revaluation	-	8.5	-	-	-
Revised tax liability estimate	-	1.4	(35.0)	-	-
Gain on debt discharge	-	-	-	(1,124.1)	-
Gain on divestiture of Beloit, net	-	-	-	-	(253.2)

Total (income) expense	$ 17.4	$ (45.1)	$ (35.0)	$ (1,124.1)	$ (253.2)

2000 Compared with 1999

     The following table sets forth the net sales of the Company included in the Consolidated Statement of Operations:

	Fiscal	Fiscal
In thousands	2000	1999

Net Sales
Underground Mining Machinery	$ 614,356	$ 617,543
Surface Mining Equipment	508,785	501,509

Total	$ 1,123,141	$ 1,119,052

      Net sales in fiscal 2000 were approximately the same amount as net sales in 1999, with a slight increase in Surface Mining Equipment shipments being substantially offset by a slight decrease in Underground Mining Machinery net sales.

      In the Underground Mining Machinery business, higher sales of new equipment in the United States substantially offset lower sales of new equipment in markets outside of the U.S. The increase in new equipment sales in the U.S. was attributable to increases in the sales of longwall mining related equipment. The decrease in non-U.S. new equipment sales was due to a decrease in the sales of longwall mining related equipment. Even though the global market for the segment's new equipment did not improve significantly, market conditions stabilized from the conditions that caused the reduction in new equipment sales in 1999. Aftermarket sales were flat in 2000 as compared to 1999. Increases in complete machine rebuilds in the United States and increases in replacement part sales into China were partially offset by lower aftermarket sales in South Africa. The decrease in aftermarket sales in South Africa was due to the strengthening of the U.S. dollar relative to the South African rand and the corresponding impact on the translation of South African aftermarket sales denominated in rand into U.S. dollars for financial reporting purposes.

      Net sales for Surface Mining Equipment were slightly higher in 2000 compared to 1999. There was an increase in new equipment shipments, primarily electric shovels, partially offset by a decrease in aftermarket sales. The increase in electric mining shovels was the result of product innovation and high levels of support for customers. The decrease in aftermarket sales was primarily due to mine closures and production cutbacks.

      The following table sets forth the elements of operating income (loss) for fiscal 2000 compared with fiscal 1999 adjusted to reflect the impacts of change in accounting estimates, pre-petition lawsuit settlements, and restructuring and other special charges:

	Fiscal	Fiscal
In thousands	2000	1999

Operating income (loss):
Underground Mining Machinery	$ 16,956	$ (65,893)
Surface Mining Equipment	57,432	33,976
Corporate Expense	(16,368)	(50,597)

Total	$ 58,020	$ (82,514)

Adjustments to operating income (loss):
Change in Accounting Estimates	$ -	$ 68,520
Pre-petition Lawsuit Settlements	11,365	-
Restructuring and Other Special Charges	4,518	38,811

Total	$ 15,883	$ 107,331

Adjusted operating income (loss):
Underground Mining Machinery	$ 32,639	$ 9,624
Surface Mining Equipment	57,632	38,976
Corporate Expense	(16,368)	(23,783)

Total	$ 73,903	$ 24,817

      During the bankruptcy process the Company made every attempt to resolve outstanding litigation issues and arrive at settlements before it emerged from bankruptcy, the amounts in the preceding table reflect the charges that were associated with these settlements. During the third quarter of fiscal 1999 the Company filed for protection under the U.S. Bankruptcy Code and as a result incurred $68.5 million of charges associated with changes in accounting estimates for accounts receivable, inventories, and potential warranty expense. In addition, during 1999 and the first quarter of 2000, the Underground Mining Machinery business incurred costs associated with the elimination of manufacturing capacity and the restructuring of its global operations to be more consistent with the existing level of market opportunities. After the adjustments listed in the table above, operating profit increased from $24.8 million in 1999 to $73.9 million in fiscal 2000. This increase in operating profit was due to the improved operating results for both of the Company's business segments combined with a reduction in corporate expense.

      The improvement in Underground Mining Machinery operating profit, despite a slight decline in net sales in fiscal 2000 compared to a year earlier, was the result of the cost reduction programs that were initiated late in fiscal 1998. Gross profit as a percentage of net sales was approximately 23% for both years as the business was able to maintain its price realization in soft markets for underground mining equipment. The results of the business's ongoing cost reduction efforts during fiscal 2000 were a $24 million reduction in the spending for selling, engineering, administration, and manufacturing overhead in fiscal 2000 compared with 1999.

     The increase in operating profit for Surface Mining Equipment from $39 million in 1999 to $57.6 million in 2000 was the result of the increase in new machine shipments and the increase in manufacturing overhead absorption that was associated with the increase in the production of new machines in the business's manufacturing facility. The increase in this overhead absorption contributed to the increase in the gross profit percentage from 20.4% in 1999 to 23.3 % in 2000. In addition, spending for selling, engineering, and administration was $7 million less in 2000 than spending in 1999, as the business was successful in controlling these expenses.

Future Effects of Fresh Start Accounting

      The charges reflected in the Company's statement of operations related to the effects of fresh start accounting adjustments are non-cash items and, accordingly, do not affect the Company's cash flows from operations. The Company estimates the effects of fresh start accounting on 2002 operating results will include charges of $51.3 million related to the revalued inventory (primarily in the first quarter of fiscal 2002), $13.3 million for depreciation of revalued property, plant and equipment, and $13.9 million for amortization of finite-lived intangible assets. The Company estimates the total fresh start accounting charges in 2003 and several years thereafter to approximate $20 million annually.

Restructuring and Other Special Charges

      During 1999, the Company recorded $12.0 million of restructuring charges related to rationalization of certain of Joy's original equipment manufacturing facilities and the reorganization and reduction of its world-wide operating structure. Costs of $7.3 million were charged in the third quarter of fiscal 1999, primarily related to the impairment of certain assets related to a facility rationalization, and $4.7 million ($0.9 million third quarter and $3.8 million fourth quarter) were made for severance of approximately 240 employees.

      During 2000, the Company recorded $6.1 million in additional charges related to Joy's reorganization and rationalization primarily related to employee severance. A prior reserve of $1.6 million was reversed during 2000 as it was no longer needed for facility rationalization. The residual reserve of $1.7 million at October 31, 2000 was utilized prior to the Effective Date.

      During 1999, the Company incurred $7.7 million of charges related to certain consulting and legal costs associated with strategic financing and business alternatives investigated prior to the Chapter 11 filing. The Company recorded a charge of $19.1 million during the third quarter of 1999 in connection with certain management organizational changes. The charge was primarily associated with supplemental retirement, restricted stock, and long-term compensation obligations related to former Company officers.

      Also during the third quarter of 1999, the Company recorded certain charges related to changes in accounting estimates for provisions for excess and obsolete inventory, warranties and doubtful accounts receivable based upon changes in the business environment resulting from the Company's filing for Chapter 11 including the Company's decision to discontinue certain equipment models and increased collection difficulties. The Company recorded a $5.3 million provision for doubtful accounts receivable, $25.0 million provision for warranty and other liabilities and $38.2 million provision for excess and obsolete inventory.

Reorganization Items

     Reorganization expenses are items of income, expense and loss that were realized or incurred by the Predecessor Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code.

      Net reorganization expenses for the Predecessor Company 2001 Eight Months, fiscal 2000 and fiscal 1999 consisted of the following:

In thousands	2001	2000	1999

Professional fees directly related to the filing	$30,639	$ 39,061	$ 14,457
Amortization of debtor-in-possession financing costs	4,148	10,602	3,125
Accrued retention plan costs	2,228	3,603	730
Write-down of property to be sold	-	9,000	-
Settlement of performance guarantees	-	2,991	-
Rejected equipment leases	-	1,399	2,322
Interest earned on DIP proceeds	(581)	(1,268)	(330)

	$ 36,434	$ 65,388	$ 20,304

     Cash payments made for reorganization items were $34,481, $40,280 and $17,237 for the Predecessor Company 2001 Eight Months, fiscal 2000 and fiscal 1999, respectively.

Income Taxes

     Due to the Company's emergence from bankruptcy and the resulting impacts on pre and post-emergence operating results for the years covered by this report, an analysis of the overall effective income tax rates for the current and prior years and the major drivers of the tax rates would not be meaningful. The Company currently does not meet the requirements that would allow recording the future benefits of any U.S. net operating loss, tax credits or net deferred tax assets for financial reporting purposes. As a result the Company has recorded valuation reserves to offset any future U.S. income tax benefits, and these valuation reserves will continue to be required until the Company is able to demonstrate that these benefits will be realized through the generation of future U.S. taxable income. See Note 10 - Income Taxes for a list of these items and the amount of the associated valuation reserve. Additionally, the Company's plan of reorganization has created a significantly modified capital structure that requires the application of fresh start accounting pursuant to SOP 90-7. Under fresh start accounting, recognition of any deferred tax asset subject to a valuation reserve will require the reduction in valuation reserves to first reduce any excess reorganization value until exhausted, then other intangibles until exhausted and thereafter be reported as additional paid in capital. Consequently, a net tax charge will be incurred in future years when these tax assets are recognized as the reversal of the valuation reserves related to said assets will not be credited against income tax expense.

     From a cash flow perspective, even though the potential future tax benefits have not been recorded on the balance sheet as of October 31, 2001, the Company has the opportunity to utilize these tax benefits in its U.S. Federal income tax return filing to offset anticipated U.S. taxable income beginning in fiscal 2002 and beyond. However, because the Company's plan of reorganization provided for substantial changes in the Company's ownership, there will be annual limitations on the amount of the U.S. Federal and certain State net operating loss carryforwards which the Company will be able to utilize on its income tax returns. This annual limitation is currently estimated to be approximately $46 million.

Discontinued Operations

      The Predecessor Company classified Beloit Corporation, the Company's former pulp and paper making machinery subsidiary ("Beloit") and its subsidiaries as a discontinued operation in its Consolidated Financial Statements as of October 31, 1999. Most of Beloit's assets were sold pursuant to Bankruptcy Court approved procedures prior to the Effective Date. The Predecessor Company's equity interest in Beloit was transferred to a liquidating trust on the Effective Date as provided for in the Amended POR.

      The Predecessor Company recorded a gain from discontinued operations of $253.2 million for the Predecessor Company 2001 Eight Months. This gain was primarily attributable to the write off of a negative investment in Beloit of approximately $1,063.4 million offset by the write off of Beloit receivables of approximately $809.7 million.

Liquidity and Capital Resources

Working Capital

      The following table summarizes the major elements of the Company's working capital at the end of the 2001 and 2000 fiscal years:

	October	October
In millions	2001	2000

Cash	$ 39.7	$ 72.1
Restricted cash	19.4	-
Accounts receivable	209.5	177.2
Inventories	513.9	410.3
Short-term debt	(1.7)	(108.8)
Accounts payable	(75.6)	(72.5)
Other, net	(261.9)	(259.5)

Working Capital	$ 443.3	$ 218.8

      Working capital as of October 31, 2001 was $443.3 million, or $389.7 million after eliminating $53.6 million of the remaining balance of the write-up of inventories associated with fresh start accounting compared with working capital of $218.8 million at the end of fiscal 2000. The remaining $171 million increase in working capital was due to the elimination of $107 million of short-term borrowings which was associated with the Company's exit financing as it emerged from Chapter 11, the revaluation of its on hand inventories at the time of emergence which included the elimination of $51.8 million of LIFO inventory reserves, and an increase in accounts receivable due to the timing of the Company's sales near the end of 2001.

Cash Flow

      Cash provided by continuing operations for the Successor Company 2001 Four Months was $62.6 million and combined with the $104.3 million of cash that was used by continuing operations for the Predecessor Company 2001 Eight Months resulted in a Pro forma Combined 2001 $41.7 million use of cash by continuing operations for 2001 compared to $36.7 million of cash provided by continuing operations during fiscal 2000. The $78.4 million additional usage of cash in 2001 was primarily associated with changes in working capital. The two most significant working capital changes related to accounts receivable and inventories. During fiscal 2000 the timing of year end sales resulted in a $14 million reduction in accounts receivable balances while at the end of 2001 the timing of the collection of year end sales resulted in a $37 million increase in outstanding accounts receivable. In addition, inventory reduction programs were effective during 2000 and resulted in a $14 million decrease in inventories during the year, while at the end of 2001 the shipment of a large longwall equipment system slipped into the first quarter of fiscal 2002 and several anticipated electric shovel orders were delayed until 2002 which resulted in a $33.9 million increase in inventories at the end of 2001.

      Capital expenditures totaled $22.3 million for the Pro forma Combined 2001, $9.6 million for the Successor Company 2001 Four Months and $12.7 million for the Predecessor Company 2001 Eight Months and were $32.4 million during fiscal 2000. For fiscal 2002 the Company anticipates capital expenditures of approximately $30 million primarily for maintenance of existing facilities.

Credit Facilities

      On the Effective Date, obligations relating to the Predecessor Company's debtor-in-possession financing facility and certain foreign credit facilities were paid in full and the Company's $350 million Credit Agreement dated as of June 29, 2001 with Deutsche Banc Alex. Brown and a group of lenders (the "Credit Agreement") became effective. The Credit Agreement consists of a $250 million revolving loan maturing on October 31, 2005 and a $100 million term loan maturing on April 30, 2005. Substantially all of the assets of the Company and its subsidiaries are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (3.25% to 2.25%), or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) plus the applicable margin (2.25% to 1.25%) at the Company's option depending on certain of its financial ratios. The Company pays a commitment fee ranging from 0.5% to 0.75% on the unused portion of the revolving loan.

      In addition, Senior Notes were issued under the Senior Notes Indenture between the Company and BNY Midwest Trust Company, as Trustee. Beginning August 9, 2001, approximately $108.8 million of the notes were issued to unsecured creditors of the Company's principal operating subsidiaries, Joy Mining Machinery and P&H Mining Equipment, and their subsidiaries. The Senior Notes are unsecured and are guaranteed by the Company's domestic operating subsidiaries. The principal amount of the Senior Notes is due at maturity on July 10, 2006. Interest is payable semi-annually on April 30 and October 31 commencing on October 31, 2001. The interest due on October 31, 2001 was paid in accordance with the terms of the notes.

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

      At October 31, 2001, outstanding borrowings under the Credit Agreement were $163.9 million. In addition, outstanding letters of credit issued under the Credit Agreement, which count toward the $350 million credit limit, totaled approximately $69.3 million. The interest rate on the $100 million term loan was 6.88% and the weighted average rate on the outstanding balance of the revolver was 6.82% at October 31, 2001. As of October 31, 2001 there was $112 million available for additional borrowings and letters of credit under the Credit Agreement. The available balance is limited to the Company's available borrowing base collateral balance at the end of October.

      The Company believes that the amounts available under this credit facility combined with cash to be provided from its operations will be sufficient to satisfy the Company's requirements.

      By amendment dated December 26, 2001, the Credit Agreement was amended and restated to reflect certain debt covenant modifications and clarification of certain definitional and administrative items. The debt covenant amendments included increasing the amount of allowable rent expense the Company may incur on an annual basis from $15 million to $25 million and providing more favorable financial covenants for future measurement periods over the remaining term of the Credit Agreement. The Company incurred $18 million of rent expense for the Successor and Predecessor Combined 2001 period which, absent the amendment and restatement, was in violation of the annual rent expense covenant of the Credit Agreement.

Market Risk

      Volatility in interest rates and foreign exchange rates can impact the Company's earnings, equity and cash flow. From time to time the Company undertakes transactions to hedge this impact. The hedge instrument is considered effective if it offsets partially or completely the negative impact on earnings, equity and cash flow due to fluctuations in interest and foreign exchange rates. In accordance with the Company's policy, the Company does not execute derivatives that are speculative or that increase the Company's risk from interest rate or foreign exchange rate fluctuations. At October 31, 2001 the Company was not party to any interest rate derivative contracts. Foreign exchange derivatives at that date were exclusively in the form of forward exchange contracts executed over the counter. The counterparties to these contracts are several commercial banks, all of which hold investment grade ratings, but there is a concentration of these contracts held with The Chase Manhattan Bank.

      The Company has adopted a Foreign Exchange Risk Management Policy. It is a risk-averse policy under which significant exposures that impact earnings and cash flow are fully hedged. Exposures that impact only equity or do not have a cash flow impact are generally not hedged with derivatives. There are two categories of foreign exchange exposures that are hedged: assets and liabilities denominated in a foreign currency and future committed receipts or payments denominated in a foreign currency. These exposures normally arise from imports and exports of goods and from intercompany trade and lending activity.

      The fair value of the Company's forward exchange contracts at October 31, 2001 is analyzed in the following table of dollar equivalent terms:

In thousands	Maturing in 2002

	Buy	Sell

U.S. Dollar	1,355	(295)
Australian Dollar	(13)	-
German Deutschemark	-	1
British Pound	(447)	-
Euro	48	-

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its consolidated financial condition or cash flows.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 generally establishes a standard framework from which to measure impairment of long-lived assets and expands the Accounting Principles Board ("APB") 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to include a component of the entity (rather than a segment of the business). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its consolidated financial condition or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      See "Market Risk" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

Unaudited Quarterly Financial Data

     The following table sets forth certain unaudited operating data for the Company's four quarters ended October 31, 2000, the first, second and fourth quarters of fiscal 2001, and the results of the Predecessor Company from May 1, 2001 to June 23, 2001 and the results of the Successor Company from June 24, 2001 to July 31, 2001.

	Predecessor			Successor
2001 Quarterly Financial Data	Company			Company

(In thousands except per share amounts)	First *	Second *	2001 Two Month	2001 One Month	Fourth **

Net sales	$ 267,506	$ 287,755	$ 185,197	$ 104,947	$ 302,768
Gross profit	62,905	74,797	46,719	16,415	9,633
Operating income (loss)	11,912	19,687	12,357	(257)	(51,998)
Income (loss) from continuing operations	(6,250)	(6,461)	63,343	(3,777)	(72,721)
Income (loss) from discontinued operation	(9,048)	5,878	-	-	-
Gain on disposal of discontinued operation	-	-	256,353	-	-
Extraordinary gain on debt discharge	-	-	1,124,083	-	-

Net income (loss)	$ (15,298)	$ (583)	$ 1,443,779	$ (3,777)	$ (72,721)

Earnings (Loss) Per Share - Basic and Diluted
Income (loss) from continuing operations	$ (0.13)	$ (0.14)	$ 1.35	$ (0.08)	$ (1.45)
Income (loss) from and net gain on disposal
of discontinued operation	(0.19)	0.12	5.48	-	-
Income from extraordinary item	-	-	24.01	-	-

Net income (loss) per share	$ (0.32)	$ (0.02)	$ 30.84	$ (0.08)	$ (1.45)

2000 Quarterly Financial Data			Fiscal Quarter
(In thousands except per share amounts)	First	Second	Third	Fourth **

Net sales	$ 286,981	$ 283,025	$ 261,652	$ 291,483
Gross profit	63,474	69,608	60,854	70,675
Operating income	5,794	16,858	12,093	23,275
Income (loss) from continuing operations	(17,546)	(6,343)	(17,884)	12,220
Income from discontinued operation	-	-	-	66,200
Gain on disposal of discontinued operation	-	-	-	227,977

Net income (loss)	$ (17,546)	$ (6,343)	$ (17,884)	$ 306,397

Earnings (Loss) Per Share - Basic and Diluted
Income (loss) from continuing operations	$ (0.38)	$ (0.13)	$ (0.38)	$ 0.26
Income from and net gain on disposal
of discontinued operation	-	-	-	6.30

Net income (loss) per share	$ (0.38)	$ (0.13)	$ (0.38)	$ 6.56

*    See Notes to Consolidated Financial Statements for descriptions of unusual items affecting quarters.
**  See Note 5 - Discontinued Operations and Note 10 -Income Taxes for unusual items affecting the fourth quarter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The Company incorporates by reference herein the section entitled "Election of Directors" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2002 annual meeting.

      The following table shows certain information for each of the corporation's executive officers, including position with the corporation and business experience. Officers are elected by the Board of Directors annually following the annual meeting of stockholders.

Name	Age	Current Office and Principal Occupation	Years as Officer
John Nils Hanson.........	60	Chairman, President and Chief Executive Officer since 2000. Vice Chairman from 1998 to 2000; President and Chief Executive Officer since 1999; President and Chief Operating Officer from 1996 to 1998. Executive Vice President and Chief Operating Officer from 1995 to 1996. President, Chief Operating Officer and Director of Joy from 1990 to 1995. Director since 1996.	6

Donald C. Roof.........	50	Executive Vice President, Chief Financial Officer and Treasurer. President and Chief Executive Officer of Heafner Tire Group, Inc. from 1999 to 2001 and Senior Vice President and Chief Financial Officer from 1997 to 1999.	-
Wayne F. Hunnell........	55	Senior Vice President since 1998. President and Chief Operating Officer of Joy since 1998; Vice President and Controller of Joy from 1995 to 1998. Vice President and Controller of P&H from 1993 to 1995.	3

Robert W. Hale..........	55	Senior Vice President since 1997. President and Chief Executive Officer of P&H since 1994.	4

James A. Chokey........	58	Executive Vice President for Law and Government Affairs and General Counsel since 1997. Senior Vice President, Law and Corporate Development of Beloit from 1996 to 1997. Prior to joining the Company, Mr. Chokey held similar positions with Cooper Industries, A.O. Smith Corporation, RTE Corporation and Joy Technologies Inc.	4

Dennis R. Winkleman	51	Executive Vice President Human Resources since 2000. Mr. Winkleman held similar positions with Midwest Generation LLC in 2000, Beloit Corporation from 1997 to 2000 and Zenith Electronics from 1995 to 1997.	1

Involvement in Certain Legal Proceedings

      On June 7, 1999, the Company and substantially all of its domestic operating subsidiaries, including Beloit, Joy, and P&H, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Certain of the Company's officers are also officers or directors of other subsidiaries of the Company that filed for reorganization under Chapter 11. On January 15, 2001, Fansteel Inc., a company of which Mr. Roof is a director, announced that it filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As such, each of the Company's executive officers has been associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years.

Item 11. Executive Compensation

      The Company incorporates by reference herein the section entitled "Executive Compensation" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2002 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The Company incorporates by reference herein the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2002 annual meeting.

Item 13. Certain Relationships and Related Transactions

     The Company incorporates by reference herein the section "Certain Business Relationships" in the Company's Proxy Statement to be mailed to stockholders in connection with the Company's 2002 annual meeting.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

     (1) Financial Statements:

     The response to this portion of Item 14 is submitted in a separate section of this report. See the audited Consolidated Financial Statements and Financial Statement Schedules of Joy Global Inc. attached hereto and listed on the index to this report.

     (2) Financial Statement Schedules:

     The response to this portion of Item 14 is submitted in a separate section of this report. See the audited Consolidated Financial Statements and Financial Statement Schedules of Joy Global Inc. attached hereto and listed on the index to this report.

Exhibits

Number	Exhibit

2 (a)	Third Amended Joint Plan of Reorganization, as modified, of the Debtors Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to Current Report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
3 (a)	Amended and Restated Certificate of Incorporation of Joy Global Inc. (incorporated by reference to Exhibit 3.1 to Current Report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
(b)	Amended and Restated Bylaws of Joy Global Inc., as amended January 15, 2002.
4 (a)	Indenture, dated as of July 10, 2001, by and among Harnischfeger Industries, Inc. (to be renamed Joy Global Inc.), as Issuer, the Guarantors Named Therein and BNY Midwest Trust Company, as Trustee, relating to 10.75% Senior Notes Due 2006 (incorporated by reference to Exhibit 4.1 to Current Report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
(b)	First Supplemental Indenture by and among Joy Global Inc., as Issuer, the Guarantors and BNY Midwest Trust Company, as Trustee, dated as of August 3, 2001(incorporated by reference to Report of Joy Global Inc. on Form 10-Q for the fiscal quarter ended July 31, 2001, File No. 01-9299).
(c)	Registration Rights Agreement, dated as of July 10, 2001, entered into by Harnischfeger Industries, Inc. (to be renamed Joy Global Inc.) for the benefit of Eligible Investors defined therein (incorporated by reference to Exhibit 4.2 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
(d)	Specimen 10.75% Senior Note Due 2006 (incorporated by reference to Exhibit 4.3 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
(e)	Specimen common stock certificate of Joy Global Inc. (incorporated by reference to Exhibit 4.4 to Current Report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
10(a)	Credit Agreement, dated as of June 29, 2001, among Harnischfeger Industries. Inc., as Borrower, the lenders named therein, as Lenders, Bankers Trust Co., as Agent, Heller Financial, Inc. and Fleet Capital Corporation, as Co-Syndication Agents, CIT Group/Business Credit, as Documentation Agent, and Deutsche Banc Alex. Brown Inc. as Lead Arranger and Sole Book Running Manager (incorporated by reference to Exhibit 10.1 to Current Report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
(b)	First Amendment to Credit Agreement dated as of December 26, 2001 and entered into by and among Joy Global Inc. (formerly known as Harnischfeger Industries, Inc.), as Borrower, the lenders named herein, as Lenders, Bankers Trust Company, as Agent, Heller Financial, Inc. and Fleet Capital Corporation, as Co-Syndication Agents, CIT Group/Business Credit, as Documentation Agent, and Deutsche Banc Alex. Brown Inc. as Lead Arranger and Sole Book Running Manager.
(c)	Joy Global Inc. 2001 Stock Incentive Plan, as amended October 16, 2001. *
(d)	Harnischfeger Industries, Inc. Supplemental Retirement Plan, as amended and restated as of June 3, 1999 (incorporated by reference to Exhibit 10(e) to Report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1999, File No. 01-9299). *
(e)	Form of Change in Control Agreement made and entered into as of September 30, 1999, between Harnischfeger Industries, Inc. and James A. Chokey, Robert W. Hale, John Nils Hanson and Wayne F. Hunnell and made and entered into as of May 22, 2000, and June 11, 2001, with Dennis R. Winkleman and Donald C. Roof, respectively. *
(f)	Change in Control Agreement made and entered into as of November 17, 2000 by and between Harnischfeger Industries, Inc. and Michael S. Olsen.*
(g)	Form of Stock Option Agreement dated July 16, 2001.*
(h)	Form of Performance Unit Agreement entered into as of August 27, 2001, between Joy Global Inc. and James A. Chokey, Robert W. Hale, John Nils Hanson, Wayne F. Hunnell, Michael S. Olsen, Donald C. Roof and Dennis R. Winkleman. *

(i)	Form of Stock Option Agreement dated November 1, 2001.*
(j)	Joy Global Inc. Annual Bonus Compensation.*
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney.

*     Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)     Reports on Form 8-K

      None.

Joy Global Inc.
Form 10-K Item 8 and Items 14(a)(1) and 14(a)(2)
Index to Consolidated Financial Statements And Financial Statement Schedule

     The following Consolidated Financial Statements of Joy Global Inc. and the related Report of Independent Accountants are included in Item 8 - Financial Statements and Supplementary Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

Page in This
Item 14(a) (1):	Form 10-K

Report of Independent Accountants	F-2

Consolidated Statement of Operations for the period June 24, 2001 to October 31, 2001(Successor Company), the period November
      1, 2000 to June 23, 2001 (Predecessor Company), and the fiscal
years ended October 31, 2000 and 1999 (Predecessor Company)	F-3

Consolidated Balance Sheet at October 31, 2001 (Successor Company) and 2000 (Predecessor Company)	F-4, F-5

Consolidated Statement of Cash Flow for the period June 24, 2001 to October 31, 2001(Successor Company), the period November
      1, 2000 to June 23, 2001 (Predecessor Company), and the fiscal
years ended October 31, 2000 and 1999 (Predecessor Company)	F-6

Consolidated Statement of Shareholders' Equity (Deficit) for the
      period June 24, 2001 to October 31, 2001 (Successor Company),
      the period November 1, 2000 to June 23, 2001 (Predecessor
      Company), and the fiscal years ended October 31, 2000 and 1999
(Predecessor Company)	F-7, F-8

Notes to Consolidated Financial Statements	F-9

     The following Consolidated Financial Statement schedule of Joy Global Inc. and related Report of Independent Accountants is included in Item 14(a)(2):

     Report of Independent Accountants on Financial Statement Schedule for the period June 24, 2001 to October 31, 2001(Successor Company), the period November 1, 2000 to June 23, 2001 (Predecessor Company), and the fiscal years ended October 31, 2000 and 1999 (Predecessor Company)

          Schedule II. Valuation and Qualifying Accounts

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

Report of Independant Accountants

To The Directors and Shareholders
of Joy Global Inc.

We have audited the accompanying consolidated balance sheet of Joy Global Inc. as of October 31, 2001 (the Successor Company), and of Harnischfeger Industries, Inc. as of October 31, 2000 (the Predecessor Company) and the related consolidated statement of operations, cash flows and shareholders' equity (deficit) for the period from June 24, 2001 to October 31, 2001 (the Successor Company), the period from November 1, 2000 to June 23, 2001 (the Predecessor Company) and each of the two years in the period ending October 31, 2000 (the Predecessor Company). These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 - Basis of Presentation and Fresh Start Accounting in Notes to Consolidated Financial Statements, the Predecessor Company emerged from bankruptcy on July 12, 2001, pursuant to a Plan of Reorganization confirmed by the Bankruptcy Court by order dated May 29, 2001. Accordingly, the accompanying financial statements of the Successor Company have been prepared in conformity with fresh start accounting provisions of the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", issued November 19, 1990 ("SOP 90-7"). In accordance with the requirements of SOP 90-7, the Successor Company has been accounted for as a new entity with assets, liabilities and a capital structure having carrying values not comparable with any prior periods of the Predecessor Company.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joy Global Inc. at October 31, 2001 and Harnischfeger Industries, Inc. at October 31, 2000, and the consolidated results of operations and their cash flows for the period from June 24, 2001 to October 31, 2001, the period from November 1, 2000 to June 23, 2001, and each of the years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
January 14, 2002

Joy Global Inc.
Consolidated Statement of Operations
(In thousands, except for per share data)

	Successor	Predecessor
	Company	Company

	Period From	Period From	Fiscal year	Fiscal year
	June 24, 2001 to	November 1, 2000	ended October	ended October
	October 31, 2001	to June 23, 2001	31, 2000	31, 1999

Net sales	$ 407,715	$ 740,458	$ 1,123,141	$ 1,119,052

Cost of sales	381,667	556,037	858,530	927,712
Product development, selling
and administrative expenses	80,008	141,784	208,933	238,952
Other income	(1,705)	(1,261)	(6,860)	(3,909)
Restructuring and other special (credits) charges	-	(58)	4,518	38,811

Operating income (loss)	(52,255)	43,956	58,020	(82,514)

Interest income	1,199	1,620	4,479	2,283
Interest expense	(11,025)	(29,260)	(28,440)	(31,148)

Income (loss) before reorganization items and fresh start accounting adjustments	(62,081)	16,316	34,059	(111,379)
Reorganization items	-	(36,434)	(65,388)	(20,304)
Fresh start accounting adjustments	-	45,057	-	-

Income (loss) before income taxes and
minority interest	(62,081)	24,939	(31,329)	(131,683)

(Provision) benefit for income taxes	(13,200)	26,755	3,000	(220,448)
Minority interest	(1,217)	(1,062)	(1,224)	(957)

Income (loss) from continuing operations, before discontinued operations and extraordinary item	(76,498)	50,632	(29,553)	(353,088)
Income (loss) from discontinued operations, net of applicable income taxes	-	(3,170)	66,200	(798,180)
Gain (loss) on disposal of discontinued operations,
net of applicable income taxes	-	256,353	227,977	(529,000)
Extraordinary gain on debt discharge	-	1,124,083	-	-

Net income (loss)	$ (76,498)	$ 1,427,898	$ 264,624	$ (1,680,268)

Basic and Diluted loss per share (Note 13)	$ (1.53)

Average common shares
(for per share purposes)	50,000

See accompanying notes to consolidated financial statements

Joy Global Inc.
Consolidated Balance Sheet
(In thousands)

	Successor	Predecessor
	Company	Company
	October 31,	October 31,
	2001	2000

ASSETS
Current Assets:
Cash and cash equivalents	$ 39,652	$ 72,123
Restricted cash	19,413	-
Accounts receivable, net	209,455	177,151
Inventories	513,854	410,331
Other current assets	16,225	49,819

Total Current Assets	798,599	709,424

Assets of Discontinued Operations	-	15,231
Property, Plant and Equipment:
Land and improvements	13,407	17,548
Buildings	62,532	127,724
Machinery and equipment	188,073	258,749

	264,012	404,021
Accumulated depreciation	(12,096)	(226,608)

	251,916	177,413

Investments and Other Assets:
Goodwill	-	320,947
Excess reorganization value	22,547	-
Intangible assets, net	243,595	29,831
Other assets	55,057	40,082

	321,199	390,860

Total Assets	$ 1,371,714	$ 1,292,928

See accompanying notes to consolidated financial statements

Joy Global Inc.
Consolidated Balance Sheet
(In thousands)

	Successor	Predecessor
	Company	Company
	October 31,	October 31,
	2001	2000

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current Liabilities:
Short-term notes payable, including current
portion of long-term obligations	$ 1,733	$ 108,774
Trade accounts payable	75,607	72,491
Employee compensation and benefits	40,555	52,210
Advance payments and progress billings	15,482	11,052
Accrued warranties	31,473	34,941
Income taxes payable	80,808	104,869
Accrued professional fees	19,582	17,292
Other accrued liabilities	90,046	88,999

Total Current Liabilities	355,286	490,628

Long-term Obligations	288,203	3,124

Other Non-current Liabilities:
Liability for postretirement benefits	44,877	32,331
Accrued pension costs	183,542	13,738
Other	7,605	5,866

	236,024	51,935
Liabilities Subject to Compromise	-	1,220,675

Liabilites of Discontinued Operations	-	314,725

Minority Interest	8,494	6,533

Commitments and Contingencies (Note 18)	-	-

Shareholders' Equity (Deficit)
Successor common stock, $1 par value
(authorized 150,000,000 shares; 50,000,000 deemed
shares issued at October 31, 2001)	50,000	-
Predecessor common stock, $1 par value
(authorized 150,000,000 shares; issued 51,668,939
shares at October 31, 2000)	-	51,669
Capital in excess of par value	581,898	563,542
Retained earnings (deficit)	(76,498)	(1,204,314)
Accumulated other comprehensive (loss)	(71,693)	(114,874)
Less:
Stock employee compensation trust
(1,433,147 shares) at market	-	(100)
Treasury stock (3,881,929 shares), at cost	-	(90,615)

Total Shareholders' Equity(Deficit)	483,707	(794,692)

Total Liabilities and Shareholders' Equity (Deficit)	$ 1,371,714	$ 1,292,928

See accompanying notes to consolidated financial statements

Joy Global Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Successor	Predecessor
	Company	Company

	Period From	Period From	Fiscal year	Fiscal year
	June 24, 2001 to	November 1, 2000	ended October	ended October
	October 31, 2001	to June 23, 2001	31, 2000	31, 1999

Operating Activities:
Net income (loss)	$ (76,498)	$ 1,427,898	$ 264,624	$ (1,680,268)
Add (deduct) - items not affecting cash:
(Income) loss from and net (gain) loss on disposal of
discontinued operations	-	(253,183)	(294,177)	1,327,180
Restructuring and other special (credits) charges	-	(58)	4,518	30,495
Extraordinary gain on debt discharge	-	(1,124,083)	-	-
Reorganization items	-	7,090	25,108	14,615
Fresh start accounting gain	-	(45,057)	-	-
Minority interest, net of dividends paid	1,217	1,062	1,224	957
Depreciation and amortization	27,598	28,821	46,590	47,131
Amortization of financing fees	1,061	4,286	10,799	3,409
Fresh start inventory taken to cost of sales	74,570	-	-	-
Increase (decrease) in income taxes, net of change
in valuation allowance	9,474	(32,620)	2,127	204,067
Other - net	(142)	(479)	(7,716)	5,834
Changes in Working Capital Items:
(Increase) decrease in restricted cash	7,055	(26,468)	-	-
(Increase) decrease in accounts receivable - net	8,791	(45,590)	13,975	11,075
(Increase) decrease in inventories	(7,602)	(26,302)	13,772	21,129
(Increase) decrease in other current assets	12,613	(11,701)	(3,585)	(18,881)
Increase (decrease) in trade accounts payable	10,688	(6,196)	7,420	40,412
Increase (decrease) in employee compensation and benefits	(4,156)	(1,040)	8,345	6,424
Increase (decrease) in advance payments and progress billings	(3,856)	8,672	(31,146)	8,588
Increase (decrease) in other accrued liabilities	1,790	(9,316)	(25,180)	(11,599)

Net cash provided (used) by continuing operations	62,603	(104,264)	36,698	10,568

Investment and Other Transactions:
Property, plant and equipment acquired	(9,588)	(12,670)	(32,410)	(26,610)
Property, plant and equipment retired	2,487	2,445	22,786	12,318
Deposit related to APP letters of credit and other	(6,005)	13,649	21,706	(16,434)

Net cash provided (used) by investment and other transactions	(13,106)	3,424	12,082	(30,726)

Financing Activities:
Borrowings under Credit Agreement	-	212,618	-	-
Increase (decrease) in short-term notes payable	(7,175)	(71,081)	3,345	18,910
Repayments of borrowings under Credit Agreement	(48,688)	-	-	-
Credit Agreement financing fees	(2,580)	(11,207)	-	-
Borrowings under debtor-in-possession facility	-	55,000	115,000	167,000
Debtor-in-possession financing fees	-	(313)	(2,563)	(15,000)
Repayments of borrowings under debtor-in-possession facility	-	(90,000)	(252,000)	-
Borrowings under long-term obligations prior to bankruptcy filing	-	-	-	125,000
Issuance of long-term obligations	583	2,066	2,043	-
Payments on long-term obligations	(10)	(4,127)	(47,565)	(2,113)
Dividends paid	-	-	-	(4,592)

Net cash provided (used) by financing activities	(57,870)	92,956	(181,740)	289,205

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	(1,802)	(726)	(3,952)	(93)
Cash Provided (Used) in Discontinued Operations	-	(13,686)	151,582	(241,513)

Increase (Decrease) in Cash and Cash Equivalents	(10,175)	(22,296)	14,670	27,441
Cash and Cash Equivalents at Beginning of Period	49,827	72,123	57,453	30,012

Cash and Cash Equivalents at End of Period	$ 39,652	$ 49,827	$ 72,123	$ 57,453

Supplemental cash flow information
Interest paid	$ 10,745	$ 10,650	$ 30,544	$ 21,983
Income taxes paid (refunded)	1,490	3,390	(9,810)	1,080

See accompanying notes to consolidated financial statements

Joy Global Inc.
Consolidated Statement of Shareholders' Equity (Deficit)
(In thousands)

				Accumulated
Predecessor Company		Capital in	Retained	Other
	Common	Excess of	Earnings	Comprehensive		Treasury
	Stock	Par Value	(Deficit)	Income (Loss)	SECT	Stock	Total

Balance at October 31, 1998	$ 51,669	$ 586,509	$ 216,065	$ (60,289)	$ (13,525)	$ (113,579)	$ 666,850
Comprehensive income (loss):
Net loss	-		(1,680,268)	-	-	-	(1,680,268)
Change in additional minimum pension liability	-	-	-	(6,365)	-	-	(6,365)
Currency translation adjustment	-	-	-	(13,306)	-	-	(13,306)

Total comprehensive income (loss)							(1,699,939)
Dividends paid ($.10 per share)	-	-	(4,735)	-	-	-	(4,735)
Dividends on shares held by SECT	-	143	-	-	-	-	143
600,000 shares purchased by employee and director benefit plans	-	(10,035)	-	-	-	15,582	5,547
Adjust SECT shares to market value	-	(11,913)	-	-	11,913	-	-
Adjust Rabbi Trust shares	-	-	-	-	-	(886)	(886)
Unearned compensation expense on
executive contract buyout	-	7,462	-	-	-	-	7,462
Amortization of unearned compensation
on restricted stock	-	407	-	-	-	-	407

Balance at October 31, 1999	$ 51,669	$ 572,573	$(1,468,938)	$ (79,960)	$ (1,612)	$ (98,883)	$ (1,025,151)
Comprehensive income (loss):
Net income	-	-	264,624	-	-	-	264,624
Change in additional minimum pension liability	-	-	-	1,732	-	-	1,732
Currency translation adjustment	-	-	-	(36,646)	-	-	(36,646)

Total comprehensive income (loss)							229,710
300,000 shares purchased by employee and director benefit plans	-	(7,519)	-	-	-	7,519	-
Adjust SECT shares to market value	-	(1,512)	-	-	1,512	-	-
Adjust Rabbi Trust shares	-	-	-	-	-	749	749

Balance at October 31, 2000	$ 51,669	$ 563,542	$ (1,204,314)	$ (114,874)	$ (100)	$ (90,615)	$ (794,692)

See accompanying notes to consolidated financial statements

Joy Global Inc.
Consolidated Statement of Shareholders' Equity (Deficit)
(In thousands)

				Accumulated
		Capital in	Retained	Other
	Common	Excess of	Earnings	Comprehensive		Treasury
	Stock	Par Value	(Deficit)	Income (Loss)	SECT	Stock	Total

Balance at October 31, 2000	$ 51,669	$ 563,542	$ (1,204,314)	$ (114,874)	$ (100)	$ (90,615)	$ (794,692)
Comprehensive income (loss):
Net income (loss):	-	-	1,427,898	-	-	-	1,427,898
Change in additional minimum pension liability	-	-	-	-	-	-	-
Derivative instrument fair market value adjustment	-	-	-	(456)	-	-	(456)
Cummulative effect of change in accounting principle for derivative and hedging activities	-	-	-	(182)	-	-	(182)
Currency translation adjustment	-	-	-	(11,487)	-	-	(11,487)

Total comprehensive income (loss)			-				1,415,773

Fresh start adjustments	(51,669	(563,542)	(223,584)	126,999	100	90,615	(621,081)

Balance at June 23, 2001	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Successor Company
Balance at June 24, 2001	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Distribution of new common stock *	50,000	581,898	-	-	-	-	631,898
Comprehensive income (loss):
Net loss	-	-	(76,498)	-	-	-	(76,498)
Change in additional minimum pension liability	-	-	-	(69,032)	-	-	(69,032)
Derivative instrument fair market value adjustment	-	-	-	433		-	433
Currency translation adjustment	-	-	-	(3,094)	-	-	(3,094)

Total comprehensive income (loss)							(148,191)

Balance at October 31, 2001	$ 50,000	$ 581,898	$ (76,498)	$ (71,693)	$ -	$ -	$ 483,707

* All fifty million shares of common stock to be distributed under the Company's reorganization plan are considered outstanding for purposes of these financial statements.

See accompanying notes to consolidated financial statements

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2001

1.   Reorganization and Emergence From Chapter 11

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

By order dated May 29, 2001, the Bankruptcy Court confirmed the Third Amended Joint Plan of Reorganization (the "Amended POR") of the Predecessor Company. Effective July 12, 2001, the Predecessor Company entered into a secured credit facility with Deutsche Banc Alex. Brown and other lenders. Concurrently, the Predecessor Company entered into an indenture dated July 10, 2001 (the "Senior Note Indenture") providing for the issuance of up to $167 million 10.75% Senior Notes due 2006. As a result, all conditions precedent to the effectiveness of the Amended POR were met, the Amended POR became effective, and the Predecessor Company changed its name to Joy Global Inc. The Company formally emerged from bankruptcy on the Effective Date.

The Company's reorganization plan provides that fifty million shares of new common stock be distributed to holders of allowed pre-petition claims against the Predecessor Company. On July 31, 2001, the Company distributed 39,743,681 shares of common stock to holders of such claims. The initial distribution equated one share of Joy Global Inc. common stock to a $28.60 allowed claim and was based on approximately $1.43 billion of "current adjusted claims", approximately $1.14 billion of which related to resolved claims and approximately $290 million of which related to provisions for unresolved claims. Future distributions of stock are expected to take place at six-month intervals as the remaining bankruptcy related claims are resolved. The Company estimates that, if such claims are resolved as the Company currently anticipates, "total projected claims" or the total amount of claims after all claims have been resolved will be approximately $1.20 billion. While this number has not changed significantly since it was included in the Amended POR, given the uncertainties inherent in the claims resolution process, there can be no assurance that the remaining claims will be resolved for the amounts currently estimated by the Company. The amount of stock distributed in each future distribution to holders of pre-petition claims against the Predecessor Company is contingent on the resolution of such claims. For purposes of these financial statements, all fifty million shares that will ultimately be distributed to creditors are treated as outstanding.

Beginning August 9, 2001, the Company distributed a total of $108.8 million in 10.75% Senior Notes due 2006 (the "Senior Notes") to holders of allowed pre-petition claims against the Company's principal operating subsidiaries, Joy Mining Machinery and P&H Mining Equipment, and their domestic subsidiaries. The Company believes that substantially all of such claims were resolved prior to the distribution and that no significant future distributions of Senior Notes will be necessary.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2001

2.    Basis of Presentation and Fresh Start Accounting

The Company accounted for the consummation of the Amended POR as of June 23, 2001 coinciding with the end of its June reporting period for financial reporting convenience purposes. The enterprise value of the Successor Company on the Effective Date was established at $960 million based on a calculation of the present value of the free cash flows under the Company's financial projections including the estimated effects of the Company's net operating loss carry-forwards and excess cash.

The Company adopted fresh start accounting pursuant to the guidance provided by the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). In accordance with the principles of fresh start accounting, the Company has adjusted the value of its assets and liabilities to their fair values as of the Effective Date with the excess of the Company's enterprise value over the fair value of its tangible and identifiable intangible assets and liabilities reported as excess reorganization value in the Consolidated Balance Sheet. The net effect of all fresh start accounting adjustments resulted in a gain of $45.1 million, which is reflected in the Predecessor Company 2001 Eight Months.

The following table describes the periods presented in the financial statements and related notes thereto:

Period	Referred to as

Results for the Successor Company
From June 24, 2001 through October 31, 2001	"Successor Company 2001 Four Month"

Results for the Predecessor Company
From November 1, 2000 through June 23, 2001	"Predecessor Company 2001 Eight Months"

Results for the Predecessor Company
Twelve months ended October 31, 2000	"Fiscal 2000"

Results for the Predecessor Company
Twelve months ended October 31, 1999	"Fiscal 1999"

The effects of the Amended POR and the application of fresh start accounting on the Company's pre-confirmation consolidated balance sheet are as follows:

Joy Global Inc.
Reorganized Condensed Consolidated Balance Sheet
As of June 23, 2001
(In thousands)

	Predecessor									Successor
	Company									Company
	June 23,	Debt		Fresh Start		Discontinued		Exit		June 23,
In thousands	2001	Discharge		Adjustments		Operations		Financing		2001

ASSETS
Current assets:
Cash and cash equivalents	$49,889	$-		$-		$(62)	(g)	$ -		$49,827
Restricted cash	-	-		-		-		26,468	(i)	26,468
Accounts receivable, net	220,400	-		-		(202)	(g)	-		220,198
Inventories	436,921	-		156,798	(b)	-		-		593,719
Other current assets	53,121	-		(34,145)	(f)	-		7,200	(i)	26,176

Total current assets	760,331	-		122,653		(264)		33,668		916,388

Assets of discontinued operations	8,892	-		-		(8,892)	(h)	-		-

Property, plant and equipment, net	165,149	-		93,257	(c)	-		-		258,406
Goodwill, net	310,074	-		(310,074)	(d)	-		-		-
Excess reorganization value and intangible assets	24,175	-		256,902	(d)	-		-		281,077
Other assets	45,830	-		(11,640)	(f)	-		11,207	(i)	45,397

Total assets	$1,314,451	$-		$151,098		$(9,156)		$44,875		$1,501,268

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term debt	$79,784	$-		$-		$-		$(72,408)	(i)	$ 7,376
Debtor-in-possession financing	80,000	-		-		-		(80,000)	(i)	-
Trade accounts payable	65,639	-		-		-		-		65,639
Income taxes payable	71,190	-		1,420	(e)	-		-		72,610
Other accrued liabilities	221,440	-		8,533	(f)	-		(8,901)	(i)	221,072

Total current liabilities	518,053	-		9,953		-		(161,309) -		366,697
Liabilities subject to settlement	-	118,992	(a)	-		-		(6,434)	(i)	112,558

Long term debt	2,523	12,600	(a)	-		-		212,618	(i)	227,741

Other non-current liabilities	58,447	-		96,088	(f)	-		-		154,535

Liabilities subject to compromise	1,255,675	(1,255,675)	(a)	-		-		-		-

Liabilities of discontinued operations	265,509	-		-		(265,509)	(h)	-		-

Minority interest	7,839	-		-		-		-		7,839

Shareholders' equity (deficit)	(793,595)	1,124,083		45,057		256,353		-		631,898

Total liabilities and shareholders' equity (deficit)	$1,314,451	$-		$151,098		$(9,156)		$44,875		$1,501,268

Joy Global Inc.
Notes to Consolidated Financial Statements
October 31, 2001
(In thousands)

Adjustments reflected in the Reorganized Condensed Consolidated Balance Sheet are as follows:

(a)	Liabilities subject to compromise have been adjusted to reflect the settlement of the claims for cash and/or the issuance of common shares in the reorganized company of approximately $1.3 billion, reinstatement of industrial revenue bonds of $12.6 million and the reclassification of $119.0 million of claims to be subsequently converted to Senior Notes (see Note 1).

(b)	Finished goods and work-in-progress inventories have been valued based on their estimated net selling prices less cost to complete, costs of disposal and reasonable profit allowance.

(c)	Property, plant and equipment have been adjusted to reflect the fair value of the assets based on independent appraisals.

(d)	The unamortized balance of goodwill of the Predecessor Company has been eliminated. The Successor Company has recorded excess of reorganization value over the fair value of the Company's assets and liabilities in accordance with SFAS No. 141 (see Note 4).

(e)	Income taxes payable have been adjusted to reflect the Company's estimated future tax liability.

(f)	The assets and liabilities of the Company's pension and post-retirement benefits other than pensions have been adjusted to include the present values of future obligations.

(g)	Cash and accounts receivable were adjusted for certain non-Beloit subsidiaries that were liquidated pursuant to the Amended POR.

(h)	The assets and liabilities of Beloit Corporation were eliminated and transferred to the liquidating trust pursuant to the Amended POR.

(i)	The $212.6 million proceeds from the new credit facility (see Note 9) were used as follows; $26.5 million was placed in escrow for the estimated amount of professional fees to be settled post-emergence as provided in the Amended POR; $7.2 million was loaned to the Beloit Estate and recorded as a third party note receivable (100% provision for uncollectable amounts was recorded in the Predecessor Company June 23, 2001 balance sheet for this note); $11.2 million related to finance fees associated with the new credit facility which have been recorded in other assets and will be amortized over the life of the credit facility; $72.4 million was used to repay foreign debt facility; $80.0 million was used to pay the debtor-in-possession financing facility; $8.9 million was used to pay employee retention plans and interest on reinstated industrial revenue bonds; and the remaining $6.4 million was used to pay executory contract cure amounts and personal property tax escrow.

3.   Significant Accounting Policies

Nature of Operations: The Company is the direct successor to a business begun over 115 years ago which, through its subsidiaries, manufactures and markets products classified into two business segments: underground mining machinery (Joy) and surface mining equipment (P&H). Joy is a major manufacturer of underground mining equipment for the extraction of bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining.

Principles of Consolidation: The Consolidated Financial Statements include the accounts of all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Cash Equivalents: The Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents as of October 31, 2001 and 2000 were $21.0 and $50.4 million, respectively.

Restricted Cash: Restricted cash will be used to settle pre-emergence professional fees in accordance with the Amended POR.

Inventories: The Predecessor Company's inventories were stated at the lower of cost or market using the last-in, first-out (LIFO) method for substantially all domestic inventories and the first-in, first-out (FIFO) method for inventories of foreign subsidiaries. The Successor Company's inventories are carried at the lower of cost or market using the FIFO method for all inventories. The Company evaluates the need to record adjustments for impairment of inventory on a regular basis. The Company's policy is to evaluate all inventory including manufacturing raw material, work-in-process, finished goods, and spare parts. Inventory in excess of the Company's estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are management estimates related to the Company's future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

Property, Plant and Equipment: Property, plant and equipment are stated at historical cost for the Predecessor Company and include fresh start adjustments for the Successor Company. Expenditures for major renewals and improvements are capitalized, while maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred. For financial reporting purposes, plant and equipment are depreciated primarily by the straight-line method over the estimated useful lives of the assets which generally range from 5 to 20 years for improvements, from 33 to 50 years for buildings and from 3 to 15 years for machinery and equipment. Depreciation expense for the Successor Company 2001 Four Months, Predecessor Company 2001 Eight Months, Fiscal 2000 and Fiscal 1999 was $12.6 million, $16.6 million, $25.8 million and $26.6 million, respectively. Depreciation claimed for income tax purposes is computed by accelerated methods. In connection with the implementation of fresh start accounting, the Company adjusted the value of property, plant and equipment upward by $93.3 million to reflect the fair values of the assets as of the Effective Date.

Excess Reorganization Value: Excess reorganization value represents the excess of the Successor Company's enterprise value ($960 million) over the aggregate fair value of the Company's tangible and identifiable intangible assets and liabilities at the Effective Date. As discussed more fully in Note 4 - Excess Reorganization Value and Other Intangibles, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" at the Effective Date. Accordingly, excess reorganization value is not being amortized, however, it is evaluated when events or changes occur that suggest an impairment in carrying value.

Intangible Assets: Intangible assets of the Successor Company include software, drawings, patents, trademarks and other specifically identifiable assets recognized in accordance with fresh start accounting and adoption of SFAS No. 141 and No. 142 at the Effective Date. Amortization expense, including Predecessor Company goodwill amortization, was $15.0 million, $12.2 million, $20.8 million and $20.5 million for the Successor Company 2001 Four Months, Predecessor Company 2001 Eight Months, Fiscal 2000 and Fiscal 1999, respectively.

Other Non-current Assets: Other non-current assets as of October 31, 2001 primarily include deferred financing costs related to the Company's Credit Agreement which are being amortized over the term of the Credit Agreement. Non-current assets as of October 31, 2000 primarily included prepaid pension and deferred financing costs related to the debtor-in-possession facility.

Foreign Currency Translation: Exchange gains or losses incurred on transactions conducted by one of the Company's operations in a currency other than the operation's functional currency are normally reflected in income. An exception is made where the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future. In this case the transaction gain or loss is included in shareholders' equity as an element of Comprehensive Income (Loss). Assets and liabilities of international operations that have a functional currency that is not the U.S. dollar are translated into U.S. dollars at year-end exchange rates. Any gain or loss arising on this translation is included in shareholders' equity as an element of Comprehensive Income (Loss). Assets and liabilities of operations which have the U.S. dollar as their functional currency (but which maintain their accounting records in local currency) have their values converted into U.S. dollars at year-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses arising on conversion of the values into U.S. dollars are recognized in income. Pre-tax foreign exchange gains (losses) included in operating income were ($0.7 million), $1.1 million, $4.0 million and $1.7 million for the Successor Company 2001 Four Months, Predecessor Company 2001 Eight Months, fiscal 2000 and fiscal 1999, respectively.

Foreign Currency Hedging and Derivative Financial Instruments: In the first quarter of fiscal 2001, the Predecessor Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. SFAS No. 133 requires all derivative instruments be recorded at fair value. The change in fair value of a derivative is required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. Initial adoption and subsequent application of SFAS No. 133 is reflected in other comprehensive income (loss).

The Company enters into derivative contracts, primarily foreign currency forward contracts, to protect the Company from fluctuations in exchange rates. These contracts are for committed foreign currency receivables and payables and not for speculative purposes.

Revenue Recognition: Revenue is recognized generally upon shipment. Revenues on long-term contracts of at least six months in duration are recorded using the percentage-of-completion method for financial reporting purposes. Sales of other products and services are recorded as products are shipped or services are rendered. Provision for estimated future costs relating to warranty expense are recorded when appropriate. The Company adopted EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" during the first quarter of fiscal 2001. The adoption resulted in the Company reclassifying certain shipping and handling costs that were recovered from customers from net sales to cost of sales.

Income Taxes: Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and for tax basis carryforwards. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets. Certain tax benefits existed as of the Effective Date but were offset by valuation allowances. The utilization of these benefits to reduce income taxes paid to federal, state, and foreign jurisdictions does not reduce the Company's income tax expense. Realization of net operating loss and tax credit benefits first reduces excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter is reported as additional paid in capital.

Research and Development Expenses: Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $2.8 million, $4.8 million, $6.5 million and $11.1 million for the Successor Company 2001 Four Months, Predecessor Company 2001 Eight Months, fiscal 2000 and fiscal 1999, respectively.

Earnings Per Share: Basic income (loss) per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the reporting period. Diluted income (loss) per common share is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The Successor Company's common stock was distributed following the Effective Date. For purposes of these financial statements, all fifty million are treated as outstanding. Per share and share information for the Predecessor Company is presented in Note 13 - Earnings Per Share.

Comprehensive Income: Comprehensive income consists of net income (loss), foreign currency translation effects, and charges for additional minimum pension liabilities and is presented in the Consolidated Statement of Shareholders' Equity (Deficit).

New Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its consolidated financial condition or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 generally establishes a standard framework from which to measure impairment of long-lived assets and expands the Accounting Principles Board ("APB") 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to include a component of the entity (rather than a segment of the business). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its consolidated financial condition or cash flows.

Reclassifications: Reclassifications have been made to prior periods Predecessor financial statements to conform to the current Predecessor presentation.

4.   Excess Reorganization Value and Other Intangibles

The Company adopted SFAS No. 141 and SFAS No. 142 in connection with fresh start accounting. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001, established specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Under SFAS No. 142, goodwill and indefinite-lived intangibles are required to be reviewed for impairment at least annually at the reporting unit level. In addition, the amortization periods of intangibles with finite lives will no longer be limited to forty years. All identifiable intangible assets and excess reorganization value have been valued at their fair values as of the Effective Date.

		Successor Company		Predecessor Company
		October 31, 2001		October 31, 2000

	Estimated	Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
In thousands	Lives	Amount	Amortization	Amount	Amortization

Finite life intangible assets:
Software	3 yrs.	$19,409	$(2,962)	$58,763	$(35,304)
Backlog	7 mos.	17,120	(9,783)	-	-
Engineering drawings	10-15 yrs.	22,200	(637)	-	-
Repair and maintenance contracts	2-5 yrs.	14,800	(1,048)	-	-
Patents	11-14 yrs.	23,001	(505)	7,459	(1,640)

Subtotal		96,530	(14,935)	66,222	(36,944)
Indefinite life intangible assets:
Trademarks and technology		162,000	-	-	-
Pension asset		-	-	553	-

Subtotal		162,000	-	553	-
Total intangible assets		$258,530	$(14,935)	$66,775	$(36,944)

Goodwill		$-	$-	$370,724	$(49,777)

Excess reorganization value		$22,547	$-	$-	$-

Estimated annual amortization expense is as follows:

In thousands

For the year ending:
	2002	$ 13,900
	2003	6,575
	2004	5,893
	2005	5,893
	2006	5,893

As required by SFAS No. 142, trademarks and technology and excess reorganization value for the Successor Company will not be amortized but will be reviewed for impairment annually. The Company's operating segments have been defined as reporting units for purposes of testing intangible assets for impairment.

5.   Discontinued Operations

The Predecessor Company classified Beloit Corporation, the Company's former pulp and paper making machinery subsidiary and its subsidiaries ("Beloit") as a discontinued operation in its Consolidated Financial Statements as of October 31, 1999. Most of Beloit's assets were sold pursuant to Bankruptcy Court approved procedures prior to the Effective Date. The Predecessor Company's equity interest in Beloit was transferred to a liquidating trust on the Effective Date as provided in the Amended POR.

The Predecessor Company recorded a gain from discontinued operations of $253.2 million for the Predecessor Company 2001 Eight Months. This gain was primarily attributable to the write off of a negative investment in Beloit of approximately $1,063.4 million offset by the write off of Beloit receivables of approximately $809.7 million.

6.   Restructuring and Other Special Charges

During 1999, the Company recorded $12.0 million of restructuring charges related to rationalization of certain of Joy's original equipment manufacturing facilities and the reorganization and reduction of its world wide operating structure. Costs of $7.3 million were charged in the third quarter of fiscal 1999, primarily related to the impairment of certain assets related to a facility rationalization, and $4.7 million ($0.9 million third quarter and $3.8 million fourth quarter) were made for severance of approximately 240 employees.

During 2000, the Company recorded $6.1 million in additional charges related to Joy's reorganization and rationalization primarily related to employee severance. A prior reserve of $1.6 million was reversed during 2000 as it was no longer needed for facility rationalization. The residual reserve of $1.7 million at October 31, 2000 was utilized prior to the Effective Date.

During 1999, the Company incurred $7.7 million of charges related to certain consulting and legal costs associated with strategic financing and business alternatives investigated prior to the Chapter 11 filing. The Company recorded a charge of $19.1 million during the third quarter of 1999 in connection with certain management organizational changes. The charge was primarily associated with supplemental retirement, restricted stock, and long-term compensation obligations related to former Company officers.

Also during the third quarter of 1999, the Company recorded certain charges related to provisions for excess and obsolete inventory, warranties and doubtful accounts receivable based upon changes in the business environment resulting from the Company's filing for Chapter 11 including the Company's decision to discontinue certain equipment models and increased collection difficulties. The Company recorded a $5.3 million provision for doubtful accounts receivable, $25.0 million provision for warranty and other liabilities and $38.2 million provision for excess and obsolete inventory.

7.   Reorganization Items

Reorganization expenses are items of income, expense and loss that were realized or incurred by the Predecessor Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code.

Net reorganization expenses for the Predecessor Company 2001 Eight Months, fiscal 2000 and fiscal 1999 consisted of the following:

In thousands	2001	2000	1999

Professional fees directly related to the filing	$ 30,639	$39,061	$14,457
Amortization of debtor-in-possession financing costs	4,148	10,602	3,125
Accrued retention plan costs	2,228	3,603	730
Write-down of property to be sold	-	9,000	-
Settlement of performance guarantees	-	2,991	-
Rejected equipment leases	-	1,399	2,322
Interest earned on DIP proceeds	(581)	(1,268)	(330)

	$ 36,434	$65,388	$20,304

Cash payments made for reorganization items were $34,481, $40,280 and $17,237 for the Predecessor Company 2001 Eight Months, fiscal 2000 and fiscal 1999, respectively.

8.   Liabilities Subject to Compromise

As part of fresh start accounting, liabilities subject to compromise in the amount of $1,256 million were written off as part of the discharge of debt in the bankruptcy. These liabilities consisted of the following:

Balance at
In thousands	June 23, 2001

Trade accounts payable	$ 138,085
Accrued interest expense, as of June 6, 1999	17,285
Accrued executive changes expense	8,518
Put obligation to preferred shareholders of subsidiary	5,457
8.9% Debentures, due 2022	75,000
8.7% Debentures, due 2022	75,000
7.25% Debentures, due 2025
(net of discount of $1,224 and $1,218)	148,776
6.875% Debentures, due 2027
(net of discount of $102 and $100)	149,898
Senior Notes, Series A through D, at interest rates of
between 8.9% and 9.1%, due 1999 to 2006	69,546
Revolving credit facility	500,000
Industrial Revenue Bonds, at interest rates of between
5.9% and 8.8%, due 1999 to 2017	18,615
Notes payable	20,000
Other	12,495
APP letter of credit	17,000

$ 1,255,675

9.   Borrowings and Credit Facilities

Direct borrowings and capital lease obligations at October 31, consisted of the following:

	Successor	Predecessor
	Company	Company
In thousands	2001	2000

Domestic:
Credit Facility	$ 163,930	$ -
10.75% Senior Notes	108,836	-
Industrial Revenue Bonds	12,600	-
Capital leases	1,644	2,259
Debtor-in-possession Facility	-	30,000
Foreign:
Capital leases	2,005	1,568
Other	921	-
Australian term loan, due 2001	-	47,106
Short-term notes payable and bank overdrafts	-	30,965

	289,936	111,898
Less: Amounts due within one year	(1,733)	(108,774)

Long-term Obligations	$ 288,203	$ 3,124

On the Effective Date, obligations relating to the Predecessor Company's debtor-in-possession financing facility and certain foreign credit facilities were paid in full and the Company's $350 million Credit Agreement dated as of June 29, 2001 with Deutsche Banc Alex. Brown and a group of lenders (the "Credit Agreement") became effective. The Credit Agreement consists of a $250 million revolving loan maturing on October 31, 2005 and a $100 million term loan maturing on April 30, 2005. Substantially all of the assets of the Company and its subsidiaries are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (3.25% to 2.25%), or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) plus the applicable margin (2.25% to 1.25%) at the Company's option depending on certain of its financial ratios. The Company pays a commitment fee ranging from 0.5% to 0.75% on the unused portion of the revolving loan.

In addition, Senior Notes were issued under the Senior Notes Indenture between the Company and BNY Midwest Trust Company, as Trustee. Beginning August 9, 2001, approximately $108.8 million of the notes were issued to unsecured creditors of the Company's principal operating subsidiaries, Joy Mining Machinery and P&H Mining Equipment, and their subsidiaries. The Senior Notes are unsecured and are guaranteed by the Company's domestic operating subsidiaries. The principal amount of the Senior Notes is due at maturity on July 10, 2006. Interest is payable semi-annually on April 30 and October 31 commencing on October 31, 2001. The interest due on October 31, 2001 was paid in accordance with the terms of the notes.

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

At October 31, 2001, outstanding borrowings under the Credit Agreement were $163.9 million. In addition, outstanding letters of credit issued under the Credit Agreement, which count toward the $350 million credit limit, totaled approximately $69.3 million. The interest rate on the $100 million term loan was 6.88% and the weighted average rate on the outstanding balance of the revolver was 6.82% at October 31, 2001. As of October 31, 2001 there was $112 million available for additional borrowings and letters of credit under the Credit Agreement. The available balance is limited to the Company's available borrowing base collateral balance at the end of October.

By amendment dated December 26, 2001, the Credit Agreement was amended and restated to reflect certain debt covenant modifications and clarification of certain definitional and administrative items. The debt covenant amendments included increasing the amount of allowable rent expense the Company may incur on an annual basis from $15 million to $25 million and providing more favorable financial covenants for future measurement periods over the remaining term of the Credit Agreement. The Company incurred $18 million of rent expense for the Successor and Predecessor Combined 2001 period which, absent the amendment and restatement, was in violation of the annual rent expense covenant of the Credit Agreement.

10.   Income Taxes

The consolidated provision (benefit) for income taxes included in the Consolidated Statement of Operations consisted of the following:

	Successor	Predecessor
	Company	Company
	2001 Four	2001 Eight	Fiscal	Fiscal
In thousands	Months	Months	2000	1999

Current provision (benefit)
Federal	$ -	$ (34,755)	$ (13,994)	$ -
State	300	600	850	230
Foreign	12,900	7,400	10,144	7,836

Total current	$ 13,200	$ (26,755)	$ (3,000)	$ 8,066

Deferred provision (benefit)
Federal	-	-	-	101,824
State and foreign	-	-	-	112,410

Total deferred	-	-	-	214,234

Total consolidated income tax provision (benefit)	$ 13,200	$ (26,755)	$ (3,000)	$ 222,300

During the Predecessor Company's 2001 Eight Months, a $34.8 million tax benefit related to a reduction in unallocated tax reserves was recorded. This benefit resulted from favorable developments and settlements of various tax issues, as well as the emergence from bankruptcy without the filing of any significant claims by U.S. federal, state, and local taxing authorities. In the fourth quarter of fiscal 2000, the Predecessor Company recorded a $15 million tax benefit related to a reduction in unallocated tax reserves. This benefit resulted from favorable developments and settlements of various foreign tax issues.

The income tax provision (benefit) included in the Consolidated Statement of Operations consisted of the following:

	Successor	Predecessor
	Company	Company
	2001 Four	2001 Eight	Fiscal	Fiscal
In thousands	Months	Months	2000	1999

Continuing operations	$ 13,200	$ (26,755)	$ (3,000)	$ 220,448
Income (loss) from and net gain
(loss) on disposal of discontinued
operations	-	-	-	1,852

	$ 13,200	$ (26,755)	$ (3,000)	$ 222,300

The components of income (loss) for the Company's domestic and foreign operations were as follows:

	Successor	Predecessor
	Company	Company
	2001 Four	2001 Eight	Fiscal	Fiscal
In thousands	Months	Months	2000	1999

Domestic income (loss)	$ (59,375)	$ (6,853)	$ (85,762)	$ (136,061)
Foreign income (loss)	(2,706)	31,792	54,433	4,378

Pre-tax income (loss) from continuing operations	$ (62,081)	$ 24,939	$ (31,329)	$ (131,683)

The reconciliations between the income tax provisions (benefits) recognized in the Company's Consolidated Statement of Operations and the income tax provisions (benefits) computed by applying the statutory federal income tax rate to the income (loss) from continuing operations are as follows:

	Successor	Predecessor
	Company	Company
	2001 Four	2001 Eight	Fiscal	Fiscal
In thousands	Months	Months	2000	1999

Income tax computed at federal
statutory tax rate	$ (21,728)	$ 8,729	$ (10,965)	$ (46,089)
Goodwill amortization not
deductible for tax purposes	-	823	968	968
Differences in foreign and U.S. tax rates	13,847	(3,727)	(4,080)	15,783
State income taxes, net of federal tax impact	195	390	552	150
General business and foreign tax credits utilized	-	-	-	(1,500)
Resolution of tax issues	-	(34,755)	(15,000)	-
Other items, net	270	538	546	1,088
Valuation allowance	20,616	1,247	24,979	250,048

	$ 13,200	$ (26,755)	$ (3,000)	$ 220,448

Temporary differences and carryforwards at October 31 are as follows:

	Fiscal	Fiscal
In thousands	2001	2000

Inventories	$ (44,971)	$ 3,863
Reserves not currently deductible	15,780	21,280
Depreciation and amortization in excess of book expense	(38,336)	(7,776)
Intangibles	(28,662)	(1,286)
Employee benefit related items	71,957	30,947
Tax credit carryforwards	21,342	42,496
Tax loss carryforwards	467,178	532,983
Other, net	19,368	(138,647)
Valuation allowance	(483,656)	(483,860)

Net deferred tax asset	$ -	$ -

At October 31, 2000, the Company had general business tax credits of $16.4 million expiring in 2008 through 2013 and alternative minimum tax credit carryforwards of $4.9 million which do not expire.

The Company estimates that the Predecessor Company will have generated tax loss carryforwards consisting of gross federal loss carryforwards of $895.0 million expiring from 2018 to 2021 with a net tax benefit of $313.3 million, tax benefits related to foreign carryforwards of $29.2 million with various expiration dates, and tax benefits related to state carryforwards of $115.9 million with various expiration dates. For financial statement purposes, all future tax benefits related to the recognition of net operating losses are offset wholly by valuation reserves at the end of both fiscal years. Additionally, certain carryforwards have been reduced upon emergence from bankruptcy due to the rules and regulations in the Internal Revenue Code related to cancellation of indebtedness income that is excluded from taxable income. These adjustments are included in the net operating loss values detailed above. Because the Company's plan of reorganization provided for substantial changes in the Company's ownership, there are annual limitations on the amount of federal and certain of the state carryforwards which the Company may be able to utilize on its income tax returns. This annual limitation is an amount equal to the value of the stock of the Company immediately before the ownership change adjusted to reflect the increase in value of the Company resulting from the cancellation of creditor's claims multiplied by a federally mandated long-term tax exempt rate. The annual limitation is currently estimated to be approximately $46 million. The annual limitation may be increased by certain transactions which result in recognition of "built-in" gains - unrecognized gains existing as of the date the Company emerged from bankruptcy.

The Company estimates that the Successor Company 2001 Four Months will have generated tax loss carryforwards consisting of federal loss carryforwards of $9.2 million expiring in 2021 with a net tax benefit of $3.2 million, tax benefits related to foreign carryforwards of $0.8 million with various expiration dates, and tax benefits related to state carryforwards of $4.8 million with various expiration dates. The carryforwards are available for reduction of future income tax liabilities of the Company and its subsidiaries, and should not be subject to the annual limitations mentioned above for financial statement purposes. All future tax benefits related to the recognition of these net operating losses are offset wholly by valuation reserves consistent with all other loss carryforwards.

As of October 31, 2001, the Company estimates it will have a net deferred tax asset, including loss and credit carryforwards of $483.7 million for financial statement purposes. A valuation allowance has been recorded against the entire net deferred tax asset because of uncertain realization. The Company's emergence from bankruptcy did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for the Company's tax reporting. Therefore, the fresh start adjustments with the exception of goodwill have created new deferred tax items which will be recognized concurrently with the recognition of the respective fresh start accounting adjustments.

The Company currently believes that realization of net operating losses, tax credits, and other deferred tax asset benefits in the near term is not more likely than not. The Company's reorganization has resulted in a significantly modified capital structure by which SOP 90-7 requires the Company to apply fresh start accounting. Under fresh start accounting, reversals of valuation reserves recorded against deferred tax assets that existed as of the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted and thereafter are reported as additional paid in capital. Consequently, the Company will recognize cash tax savings in the year of asset recognition without the corresponding benefit to income tax expense.

U.S. income taxes, net of foreign taxes paid or payable, have been provided on the undistributed profits of foreign subsidiaries, except in those instances where such profits are expected to be permanently reinvested. Such unremitted earnings of subsidiaries which have been or are intended to be permanently reinvested were $282.4 million at October 31, 2001. If for some reason not presently contemplated such profits were to be remitted or otherwise become subject to U.S. income tax, the Company expects to incur tax at substantially less than the U.S. income tax rate as a result of net operating loss carryforwards and foreign tax credits that would be available.

11.  Accounts Receivable

Accounts receivable at October 31 consisted of the following:

	Successor	Predecessor
	Company	Company
In thousands	2001	2000

Trade receivables	$ 192,510	$ 156,792
Unbilled receivables (due within one year)	24,782	28,490
Allowance for doubtful accounts	(7,837)	(8,131)

	$ 209,455	$ 177,151

12.  Inventories

Consolidated inventories at October 31 consisted of the following:

	Successor	Predecessor
	Company	Company
In thousands	2001	2000

Finished goods	$ 293,646	$ 208,473
Work in process and purchased parts	190,615	224,554
Raw materials	29,593	29,127

	513,854	462,154
Less excess of current cost over stated LIFO value	-	(51,823)

	$ 513,854	$ 410,331

In connection with the implementation of fresh start accounting, the Company revalued its inventories on the Effective Date to their fair values (estimated selling prices less costs to complete, cost of disposal and a reasonable profit allowance), resulting in an increase of $156 million. As of October 31, 2001, $51.3 million of the initial fair value adjustment remains in inventory.

13.  Earnings Per Share

The following table sets forth the reconciliation of the numerators and denominators used to calculate the basic and diluted earnings per share:

	Successor	Predecessor
	Company	Company
	2001 Four	2001 Eight	Fiscal	Fiscal
In thousands	Months	Months	2000	1999

Basic Earnings (Loss):

Income (loss) from continuing operations	$ (76,498)	$ 50,632	$ (29,553)	$ (353,088)
Income (loss) from discontinued operations	-	(3,170)	66,200	(798,180)
Net gain (loss) on disposal of discontinued operations	-	256,353	227,977	(529,000)
Income (loss) from extraordinary item	-	1,124,083	-	-

Net income (loss)	$ (76,498)	$ 1,427,898	$ 264,624	$ (1,680,268)

Basic weighted average common shares outstanding (Note 3)	50,000	46,816	46,717	46,329

Basic Earnings (Loss) Per Share:

Income (loss) from continuing operations	$ (1.53)	$ 1.08	$ (0.63)	$ (7.62)
Income (loss) from and net gain (loss) on disposal
of discontinued operations	-	5.41	6.30	(28.65)
Income (loss) from extraordinary item	-	24.01	-	-

Net income (loss)	$ (1.53)	$ 30.50	$ 5.67	$ (36.27)

Diluted Earnings (Loss):

Income (loss) from continuing operations	$ (76,498)	$ 50,632	$ (29,553)	$ (353,088)
Income (loss) from discontinued operations	-	(3,170)	66,200	(798,180)
Net gain (loss) on disposal of discontinued operations	-	256,353	227,977	(529,000)
Income (loss) from extraordinary item	-	1,124,083	-	-

Net income (loss)	$ (76,498)	$ 1,427,898	$ 264,624	$ (1,680,268)

Basic weighted average common shares outstanding (Note 3)	50,000	46,816	46,717	46,329
Assumed exercise of stock options	-	-	-	-

Diluted weighted average common shares outstanding (Note 3)	50,000	46,816	46,717	46,329

Diluted Earnings (Loss) Per Share:

Income (loss) from continuing operations	$ (1.53)	$ 1.08	$ (0.63)	$ (7.62)
Income (loss) from and net gain (loss) on disposal
of discontinued operations	-	5.41	6.30	(28.65)
Income (loss) from extraordinary item	-	24.01	-	-

Net income (loss)	$ (1.53)	$ 30.50	$ 5.67	$ (36.27)

Options to purchase approximately 932,000, 663,000 and 1,523,000 shares of common stock were outstanding at October 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the additional shares would reduce the (loss) per share amount from continuing operations, and therefore, the effect would be anti-dilutive.

14.  Pensions and Other Employee Benefits

The Company and its subsidiaries have a number of defined benefit, defined contribution and government mandated pension plans covering substantially all employees. Benefits from these plans are based on factors that include various combinations of years of service, fixed monetary amounts per year of service, employee compensation during the last years of employment and the recipient's social security benefit. The Company's funding policy with respect to its qualified plans is to contribute annually not less than the minimum required by applicable law and regulation nor more than the amount which can be deducted for income tax purposes. The Company also has a nonqualified supplemental pension plan that is based on credited years of service and compensation during the last years of employment.

Certain foreign plans, which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of October 31, 2001 and 2000.

The Company recorded additional minimum pension liabilities of $69.0 million and $5.2 million in 2001 and 2000, respectively, to recognize the unfunded accumulated benefit obligations of certain plans. Corresponding amounts are required to be recognized as intangible assets to the extent of the unrecognized prior service cost and the unrecognized net transition obligation on an individual plan basis. Any excess of the minimum pension liability above the intangible asset is recorded as a separate component and reduction in shareholders equity. No intangible pension assets were recognized for the Successor Company 2001 Four Months. Intangible pension assets of $0.6 million were recognized in fiscal 2000. The balance of $69.0 million and $4.6 million in 2001 and 2000, respectively, were included in shareholders equity (deficit).

Total pension (income) expense for all defined benefit plans was ($0.4) million, $151.7 million, ($4.7) million and ($1.9) million for the Successor Company 2001 Four Months, Predecessor Company's 2001 Eight Months, fiscal 2000 and 1999, respectively. Total pension expense for all defined contribution plans was $0.4 million, $0.9 million, $1.3 million and $5.6 million for the Successor Company 2001 Four Months, Predecessor Company's 2001 Eight Months, fiscal 2000 and 1999, respectively.

The significant increase in the pension expense during 2001 is primarily attributed to the decline in the U.S. stock market, continued downward pressure on interest rates, significantly lower than expected return on plan assets and the investment losses incurred.

Net periodic pension costs for U.S. plans and plans of subsidiaries outside the United States included the following components:

	U.S. Pension Plans				Non-U.S. Pension Plans

	Successor	Predecessor			Successor	Predecessor
	Company	Company			Company	Company
	2001 Four	2001 Eight	Fiscal	Fiscal	2001 Four	2001 Eight	Fiscal	Fiscal
In thousands	Months	Months	2000	1999	Months	Months	2000	1999

Components of Net Periodic Benefit Cost (Income)

Service cost	$ 2,933	$ 5,123	$ 10,195	$ 14,973	$ 1,308	$ 2,155	$ 5,162	$ 6,721
Interest cost	13,650	25,114	36,660	36,372	6,513	13,179	22,285	27,182
Expected return on assets	(13,626)	(30,558)	(45,548)	(42,577)	(11,176)	(22,553)	(36,394)	(42,245)
Amortization of:
Transition obligation (asset)	-	218	371	626	-	(131)	(363)	(746)
Prior service cost	-	1,734	2,350	4,018	-	116	222	203
Actuarial loss	-	125	347	785	-	73	106	144

Periodic benefit cost (income)
before curtailment and termination charges (credits)	2,957	1,756	4,375	14,197	(3,355)	(7,161)	(8,982)	(8,741)

Curtailment and termination charges (credits):
Special termination benefit charge	-	-	-	1,150	-	-	-	-
Curtailment (credit)	-	-	-	(17,922)	-	-	(2,466)	-
Settlement charge (credit)	-	-	-	(3,214)	-	-	16,265	-

Total net periodic benefit cost (income)	2,957	1,756	4,375	(5,789)	(3,355)	(7,161)	4,817	(8,741)

Fresh-start accounting charge	-	117,290	-	-	-	39,860	-	-
Credits (charges) allocated to discontinued operations	-	-	1,385	10,856	-	-	(15,313)	1,791

Total net periodic benefit cost
(income) of continuing operations	$ 2,957	$ 119,046	$ 5,760	$ 5,067	$ (3,355)	$ 32,699	$ (10,496)	$ (6,950)

Changes in the projected benefit obligations and pension plan assets relating to the Company's defined benefit pension plans, together with a summary of the amounts recognized in the Consolidated Balance Sheet as of October 31 are set forth in the following table:

	U.S. Pension Plans		Non-U.S. Pension Plans

In thousands	2001	2000	2001	2000

Change in Benefit Obligation
Net benefit obligation at beginning of year	$ 497,307	$ 478,909	$ 302,233	$ 411,528
Service cost	8,056	10,195	3,480	5,162
Interest cost	38,764	36,661	19,791	22,285
Plan participants' contributions	-	-	722	1,448
Plan amendments	-	3,120	-	-
Actuarial loss	76,284	1,289	53,062	11,062
Currency fluctuations	-	-	(4,426)	(44,012)
Acquisitions/divestitures	-	-	-	(84,840)
Curtailments	-	-	-	-
Gross benefits paid	(35,028)	(32,867)	(14,347)	(20,401)

Net benefit obligation at end of year	$ 585,383	$ 497,307	$ 360,515	$ 302,232

Change in Plan Assets
Fair value of plan assets at beginning of year	$ 499,192	$ 489,396	$ 348,594	$ 462,198
Actual return on plan assets	(57,733)	35,756	(8,512)	49,633
Currency fluctuations	-	-	(5,375)	(49,804)
Employer contributions	848	6,907	2,384	4,610
Plan participants' contributions	-	-	722	1,448
Acquisitions/divestitures	-	-	-	(99,090)
Gross benefits paid	(35,028)	(32,867)	(14,347)	(20,401)

Fair value of plan assets at end of year	$ 407,279	$ 499,192	$ 323,466	$ 348,594

Funded Status, Realized and Unrealized Amounts
Funded status at end of year	$ (178,104)	$ 1,885	$(37,049)	$ 46,361
Unrecognized net actuarial loss (gain)	69,872	(11,959)	48,861	(8,206)
Unrecognized prior service cost	-	22,781	-	1,971
Unrecognized net transition obligation (asset)	-	215	-	(757)

Net amount recognized at end of year	$ (108,232)	$ 12,922	$ 11,812	$ 39,369

Amounts Recognized in the Consolidated
Balance Sheet Consist of:
Prepaid benefit cost	$ 38	$ 18,439	$ 17,251	$ 44,222
Accrued benefit liability	(108,270)	(5,517)	(5,439)	(4,853)
Additional minimum liability	(42,259)	(4,536)	(26,772)	(650)
Intangible asset	-	464	-	89
Accumulated other comprehensive income	42,259	4,072	26,772	561

Net amount recognized at end of year	$ (108,232)	$ 12,922	$ 11,812	$ 39,369

Pension plan assets consist primarily of trust funds with diversified portfolios of primarily equity and fixed income investments.

The projected benefit obligations, accumulated benefits obligations and fair value of plan assets for underfunded and overfunded plans have been combined for disclosure purposes. The projected benefit obligation, accumulated benefit obligation, and fair value of assets for pension plans with the accumulated benefit obligations in excess of plan assets were $916.2 million, $867.6 million and $699.0 million, respectively, as of October 31, 2001, and $20.1 million, $19.1 million and $4.7 million, respectively, as of October 31, 2000.

The principal assumptions used in determining the funded status and net periodic benefit cost of the Company's pension plans are set forth in the following table. The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

	U.S. Pension Plans			Non-U.S. Pension Plans

	2001	2000	1999	2001	2000	1999

Discount rate	7.00%	7.75%	7.50%	5.62%	6.70%	6.66%
Expected return on plan assets	9.50%	9.50%	10.00%	9.61%	10.35%	10.35%
Rate of compensation increase	4.00%	4.50%	4.50%	4.08%	4.16%	3.66%

The discontinuance of Beloit's operations resulted in a curtailment of several of the Company's defined benefit pension plans due to the termination of employees' services earlier than originally expected. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company recognized gains of $2.5 million and $17.9 million in 2000 and 1999, respectively, representing the decrease in the projected benefit obligations of the plans affected by the curtailment. The gains for 2000 and 1999 have been included in the gain (loss) from discontinued operations in the 2000 and 1999 Consolidated Statement of Operations, respectively.

The Company has a bonus plan which covers substantially all domestic employees except certain employees covered by collective bargaining agreements and employees of subsidiaries with separate defined contribution plans. For 2001 and 2000, payments to participants in the plan were based on the Company's earnings before interest, taxes, depreciation and amortization (EBITDA). For 1999, payments to participants in the plan were based on the Company's economic value added ("EVA") performance. Bonus expense was $3.4 million, $6.8 million, $8.4 million and $5.0 million for the Successor Company 2001 Four Months, Predecessor Company's 2001 Eight Months, fiscal 2000 and fiscal 1999, respectively.

15.  Postretirement Benefits Other Than Pensions

In 1993, the Board of Directors of the Company approved a general approach that culminated in the elimination of all Company contributions towards postretirement health care benefits. Increases in costs paid by the Company were capped for certain plans beginning in 1994 extending through 1998 and Company contributions were eliminated as of January 11, 1999 for most employee groups, excluding Joy, certain early retirees and specific discontinued operation groups. For Joy, based upon existing plan terms, future eligible retirees will participate in a premium cost-sharing arrangement which is based upon age as of March 1, 1993 and position at the time of retirement. Active employees under age 45 as of March 1, 1993 and any new hires after April 1, 1993 will be required to pay 100% of the applicable premium.

The components of the net periodic benefit cost associated with the Company's postretirement benefit plans (other than pensions), all of which relate to operations in the U.S., are as follows:

	Successor	Predecessor
	Company	Company
	2001 Four	2001 Eight	Fiscal	Fiscal
In thousands	Months	Months	2000	1999

Components of net periodic benefit cost:
Service cost	$ 33	$ 61	$ 123	$ 192
Interest cost	1,181	2,410	3,056	3,112
Amortization of actuarial (gain) loss	-	564	1,638	3,217

	1,214	3,035	4,817	6,521
Fresh-start accounting charge	-	11,302	-	-
Costs allocated to discontinued operations	-	-	(327)	(1,180)

Total net periodic benefit cost
of continuing operations	$ 1,214	$ 14,337	$ 4,490	$ 5,341

The following table sets forth the benefit obligations, plan assets, funded status and amounts recognized in the Company's Consolidated Balance Sheet as of October 31:

	Successor	Predecessor
	Company	Company
In thousands	2001	2001

Change in Benefit Obligation
Net benefit obligation at beginning of year	$ 48,215	$ 42,708
Service cost	94	123
Interest cost	3,591	3,056
Actuarial loss	4,638	6,802
Gross benefits paid	(4,381)	(4,475)

Net benefit obligation at end of year	$ 52,157	$ 48,214

Change in Plan Assets
Fair value of plan assets at beginning of year	$ -	$ -
Employer contributions	4,381	4,475
Gross benefits paid	(4,381)	(4,475)

Fair value of plan assets at end of year	$ -	$ -

Funded Status, Recognized and Unrecognized Amounts
Funded status at end of year	$ (52,157)	$ (48,214)
Unrecognized net actuarial loss	3,357	10,584

Net amount recognized at end of year	$ (48,800)	$ (37,630)

Amounts recognized in the Consolidated Balance Sheet consist of:
Accrued benefit liability
- short term portion	$ (3,923)	$ (5,299)
- long term portion	(44,877)	(32,331)

Net amount recognized at end of year	$ (48,800)	$ (37,630)

For postretirement benefit obligation measurement purposes, the weighted average discount rate is 7.00% and 7.75% for 2001 and 2000, respectively, and the assumed annual rate of increase in the per capita cost of covered health care benefits is 9% and 10% for 2001 and 2000, respectively. These rates were assumed to decrease gradually to 5.0% for most participants by 2005 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of October 31, 2001 by $4.6 million and the aggregate service cost and interest cost components of the net periodic postretirement benefit cost for the year by $0.3 million. A one percentage point decrease in the assumed health care cost trend rates each year would decrease the accumulated postretirement benefit obligation as of October 31, 2001 by $4.1 million and the aggregate service cost and interest cost components of the net periodic postretirement benefit cost for the year by $0.3 million. Postretirement life insurance benefits have a minimal effect on the total benefit obligation.

16.  Shareholders' Equity and Stock Options

The Company has 150,000,000 shares of authorized common stock, par value $1.00 per share, 50,000,000 of which were deemed issued and outstanding for accounting purposes at October 31, 2001. A total of 39,743,681 shares were distributed on July 31, 2001 in the initial distribution of stock to creditors and 10,256,319 shares are designated for distribution under the Amended POR and held in a disputed claims equity reserve pending resolution of certain claims against the Predecessor Company.

As provided in the Amended POR, the Company adopted the Joy Global Inc. 2001 Stock Incentive Plan that authorizes the grant of up to 5,556,000 stock options, performance units and other stock-based awards to officers, employees and directors. The initial grant of 931,750 stock options to approximately 175 individuals occurred on July 16, 2001. The options were granted with a $13.76 exercise price, an estimated market value consistent with the valuation of the Company prepared for the Amended POR. A second grant of a similar number of stock options took place on November 1, 2001 with a $17.49 exercise price and the Company plans to grant a similar number of stock options on February 1, 2002 and May 1, 2002 with exercise prices of such options set at then-current market prices. The options will become exercisable in equal one-third installments at the first, second and third anniversaries of the initial grant date of July 16, 2001. The following table summarizes stock option activity for the Successor Company 2001 Four Months:

		Weighted-
		Average
	Shares	Exercise Price

Outstanding at beginning of year	-	$ -
Granted	931,750	13.76
Exercised	-	-
Cancelled or expired	-	-

Outstanding at end of year	931,750	13.76

Excercisable at end of year	60,000	$ 13.76

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation." For disclosure purposes only, the Black-Scholes pricing model was used to calculate the "fair value" of stock options and Company Common Stock purchased through the Company's Stock Incentive Plan. Based on this model, the weighted-average fair value of stock options awarded during 2001 was $4.93 per option.

Pro forma net income and earnings per share, and the assumptions used therein, assuming the fair value of accounting for stock-based compensation as prescribed under SFAS No. 123, are as follows:

Successor Company
In thousands except per share data	2001 Four Months

Net income (loss) to common
As reported	(76,498)
Pro forma	(77,008)
Basic earnings (loss) per share
As reported	(1.53)
Pro forma	(1.54)
Assumptions under Black Scholes
Risk-free interest rate	4.9%
Stock price volatility	30%
Option life (yrs)	5.0

The effects of applying SFAS No. 123 on pro forma disclosures of net income and earnings per share for the Successor Company 2001 Four Months are not likely to be representative of the pro forma effects on net income and earnings per share in future years because the number of future shares to be issued under this plan are not known and the assumptions used to determine the fair value can vary significantly.

The Predecessor Company had a Stock Incentive Plan that was approved by shareholders in 1996 that provided for the granting, up to April 9, 2006, of qualified and non-qualified options, stock appreciation rights, restricted stock and performance units to key employees for not more than 2,000,000 shares of common stock. In accordance with the Amended POR, the common stock associated with these options was cancelled at the Effective Date and the holders of these options received nothing.

17.  Operating Leases

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

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $5.6 million, $11.3 million, $13.4 million and $18.8 million for the Successor Company 2001 Four Months, Predecessor Company's 2001 Eight Months, fiscal 2000 and fiscal 1999, respectively.

At October 31, 2001, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance were as follows:

In thousands

2002	$ 12,720
2003	10,183
2004	5,628
2005	2,139
2006 and thereafter	1,384

18.  Commitments, Contingencies and Off-Balance-Sheet Risks

At October 31, 2001, the Company was contingently liable to banks, financial institutions and others for approximately $89.6 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $89.6 million, approximately $10.3 million was issued at the request of the Company on behalf of Beloit and approximately $79.3 million was issued on behalf of or assumed by the Successor Company. At October 31, 2001, there were $1.8 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

The Company and certain of its present and former senior executives were named as defendants in a class action, captioned In re: Harnischfeger Industries, Inc. Securities Litigation, filed in the United States District Court for the Eastern District of Wisconsin on June 5, 1998. This action seeks damages in an unspecified amount on behalf of a class of purchasers of the Company's common stock, based principally on allegations that the Company's disclosures with respect to certain contracts of a former business unit violated the federal securities laws. The Company and the individual defendants have reached an agreement in principal to settle this matter subject to court approval.

The Official Committee of Unsecured Creditors of Beloit Corporation, purportedly suing in its own right and in the name and on behalf of Beloit Corporation, filed suit in the Milwaukee County Circuit Court on June 5, 2001 against certain present and former officers of the Company and Beloit Corporation seeking both money damages in excess of $300 million and declaratory relief. Among other things, the plaintiff alleges that the defendants should be held liable for "waste and mismanagement of Beloit's assets." Plaintiff also alleges that settlement agreements reached with certain former officers of the Company constituted fraudulent transfers and should be deemed null and void. The defendants have filed motions for judgment on the pleadings. The plaintiffs have agreed that any judgement will be limited to and satisfied out of the Company's available insurance.

The Beloit Liquidating Trust has filed a Complaint in the Bankruptcy Court on November 21, 2001 alleging that the Company breached its fiduciary duty by allegedly misleading the Official Committee of Unsecured Creditors of Beloit Corporation about the allocation of professional fees during the Company's bankruptcy case. The Complaint requests that the court revoke the confirmation order. The Company has moved to dismiss the Complaint.

The Beloit Liquidating Trust has also filed a motion in the Bankruptcy Court for reallocation and reimbursement of professional fees and intercompany expenses. The Bankruptcy Court has scheduled an evidentiary hearing on this matter for mid-February 2002.

John G. Kling, purportedly on his own behalf and "in a representative capacity for the Harnischfeger Industries Employees' Savings Plan," filed suit in the United States District Court for the District of Massachusetts on November 9, 2001, against certain of the Company's present and former employees, officers and directors. This action seeks damages in an unspecified amount based, among other things, on allegations that the members of the Company's Pension Investment Committee, the Pension Committee of the Company's Board of Directors and Fidelity Management Trust Company failed to properly discharge their fiduciary obligations under ERISA with respect to the "Harnischfeger Common Stock Fund" in the Harnischfeger Industries Employees' Savings Plan. As of the date of this report, the defendants had not responded to this suit.

The Company and its subsidiaries are party to litigation matters and claims that are normal in the course of their operations. Also, as a normal part of their operations, the Company's subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, management believes that the results of the above noted litigation and other pending litigation will not have a materially adverse effect on the Company's consolidated financial position, results of operations or liquidity.

The Company is also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that the resolution of these matters will not have a materially adverse effect on its consolidated financial position, results of operations or liquidity.

The Company has entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging its risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of October 31, 2001 the nominal or face value of forward foreign exchange contracts to which the Company was a party, in absolute U.S. dollar equivalent terms, was $82.5 million.

Forward exchange contracts are entered into to protect the value of committed future foreign currency receipts and disbursements and consequently any market related loss on the forward contract would be offset by changes in the value of the hedged item. As a result, the Company is not exposed to net market risk associated with these instruments.

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

19.   Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, Cash Equivalents and Restricted Cash: The carrying value approximates fair value because of the short maturity of those instruments.

DIP and Credit Facility: The carrying value of the DIP and Credit Facility approximates fair value as the facility bears a floating rate of interest expressed in relation to LIBOR. Consequently, the cost of these instruments always approximates the market cost of borrowing for an equivalent maturity and risk class.

Other Borrowings: The carrying value of the Company's other borrowings approximates fair value because these instruments consist predominantly of industrial revenue bonds and all the instruments bear interest at floating rates.

Forward Exchange Contracts: The fair value of forward exchange contracts represents the estimated amounts the Company would receive (pay) to terminate such contracts at the reporting date based on foreign exchange market prices at that date.

The estimated fair values of the Company's financial instruments at October 31, 2001 and 2000 are as follows:

In thousands

2001	Carrying Value	Fair Value

Cash and cash equivalents	$ 39,652	$ 39,652
Restricted cash	19,413	19,413
Credit facility	163,930	163,930
10.75% Senior Notes	108,836	108,836
Other borrowings	17,170	17,170
Forward exchange contracts	-	649

2000	Carrying Value	Fair Value

Cash and cash equivalents	$ 72,123	$ 72,123
DIP Facility	30,000	30,000
Other borrowings	81,898	81,898
Forward exchange contracts	-	97

The fair value of the Company's forward exchange contracts at October 31, 2001 is analyzed in the following table of dollar equivalent terms:

In thousands

	Maturing in 2002

	Buy	Sell

U.S. Dollar	1,355	(295)
Australian Dollar	(13)	-
German Deutschemark	-	1
British Pound	(447)	-
Euro	48	-

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

20.  Transactions With Affiliated Companies

During fiscal 2001, P&H owned a 49% interest in ABB Harnco, Inc. ("ABB Harnco"), an electrical control equipment company controlled by ABB Automation, Inc. P&H purchased electrical control equipment from ABB Harnco for use in electric mining shovels. In October 2001, the interest in ABB Harnco was liquidated.

Kobe Steel, Ltd. of Japan ("Kobe") owns a 25% interest in a subsidiary of the Company. The Company entered into a technical service agreement with Kobe, expiring in 2010. Kobe pays technical service fees on P&H mining equipment produced and sold under license from P&H.

Transactions with related parties for the years ending October 31 were as follows:

	Successor	Predecessor
	Company	Company
	2001 Four	2001 Eight	Fiscal	Fiscal
In thousands	Months	Months	2000	1999

Sales	$ -	$ -	$ 361	$ -
Purchases	4,176	8,351	7,748	3,812
License income	53	106	1,281	2,212
Other income (expense)	(3)	(5)	525	3,099
Receivables	7	13	971	787
Payables	139	277	1,197	1,055

The Company believes that its transactions with all related parties were competitive with alternate sources of supply for each party involved.

21.  Segment Information

Business Segment Information

At October 31, 2001, the Company had two reportable segments, underground mining machinery (Joy) and surface mining equipment (P&H). Joy is a major manufacturer of underground mining equipment for the extraction of bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. The accounting policies of the segments are the same as those described in Note 3 - Significant Accounting Policies. Operating income (loss) of segments does not include interest income or expense and provision (benefit) for income taxes. There are no intersegment sales. Identifiable assets are those used in the Company's operations in each segment. Corporate assets consist primarily of property, deferred financing costs and cash.

As described in Note 2 - Basis of Presentation and Fresh Start Accounting, the Company adopted fresh start accounting at the Effective Date. Accordingly, the segment information of the Successor Company and Predecessor Company is not comparable.

	Net	Operating	Depreciation and	Capital	Total
In thousands	Sales	Income (Loss)	Amortization	Expenditures	Assets

Successor Company 2001 Four Months

Underground Mining	$ 238,548	$ (28,426)	$ 18,115	$ 6,655	$ 692,737
Surface Mining	169,167	(17,738)	9,445	2,927	603,838

Total continuing operations	407,715	(46,164)	27,560	9,582	1,296,574
Corporate	-	(6,091)	1,099	6	75,139

Consolidated Total	$ 407,715	$ (52,255)	$ 28,659	$ 9,588	$ 1,371,714

Predecessor Company 2001 Eight Months

Underground Mining	$ 436,045	$ 30,269	$ 19,379	$ 5,937
Surface Mining	304,413	23,902	8,866	5,954

Total continuing operations	740,458	54,171	28,245	11,891
Corporate	-	(10,215)	4,862	779

Consolidated Total	$ 740,458	$ 43,956	$ 33,107	$ 12,670

Fiscal 2000

Underground Mining	$ 614,356	$ 16,956 (1)	$ 29,598	$ 14,666	$ 821,168
Surface Mining	508,785	57,432	16,062	17,744	423,944

Total continuing operations	1,123,141	74,388	45,660	32,410	1,245,112
Discontinued operations	-	-	-	-	15,231
Corporate	-	(16,368)	11,729	-	32,585

Consolidated Total	$ 1,123,141	$ 58,020	$ 57,389	$ 32,410	$ 1,292,928

Fiscal 1999

Underground Mining	$ 617,543	$ (65,893) (2)	$ 28,829	$ 17,564	$ 930,588
Surface Mining	501,509	33,976 (2)	17,238	8,971	412,681

Total continuing operations	1,119,052	(31,917)	46,067	26,535	1,343,269
Discontinued operations	-	-	-	-	278,000
Strategic and financing initiatives	-	(7,716)	-	-	-
Charge related to executive changes	-	(19,098)	-	-	-
Corporate	-	(23,783)	4,473	75	90,544

Consolidated Total	$ 1,119,052	$ (82,514)	$ 50,540	$ 26,610	$ 1,711,813

(1) After net restructuring charge of $4.5 million (see Note 6).
(2) After restructuring charge of $12.0 million for underground mining machinery (see Note 6) and additional third quarter expenses of
      $63.5 million for underground mining machinery and $5.0 million for surface mining machinery (see Note 6).

Geographical Segment Information

			Sales to
	Total	Interarea	Unaffiliated	Operating	Total
In thousands	Sales	Sales	Customers	Income (Loss)	Assets

Successor Company 2001 Four Months

United States	$ 277,777	$ (55,398)	$ 222,379	$ (44,292)	$1,142,665
Europe	67,537	(9,565)	57,972	4,474	122,671
Other Foreign	130,937	(3,573)	127,364	1,154	263,594
Interarea Eliminations	(68,536)	68,536	-	(7,500)	(232,355)

	$ 407,715	$ -	$ 407,715	$ (46,164)	$1,296,574

Predecessor Company 2001 Eight Months

United States	$ 507,118	$ (95,097)	$ 412,021	$ 24,794
Europe	133,278	(41,998)	91,280	24,353
Other Foreign	245,382	(8,225)	237,157	24,572
Interarea Eliminations	(145,320)	145,320	-	(19,548)

	$ 740,458	$ -	$ 740,458	$ 54,171

Fiscal 2000

United States	$ 813,007	$ (116,684)	$ 696,323	$ 42,787	$1,313,687
Europe	161,531	(62,757)	98,774	20,866	307,703
Other Foreign	348,345	(20,301)	328,044	37,839	259,252
Interarea Eliminations	(199,742)	199,742	-	(27,104)	(635,530)

	$1,123,141	$ -	$1,123,141	$ 74,388	$1,245,112

Fiscal 1999

United States	$ 778,176	$ (133,597)	$ 644,579	$ 3,310	$1,321,514
Europe	85,045	(19,377)	65,668	(129)	342,845
Other Foreign	468,357	(59,552)	408,805	(176)	311,527
Interarea Eliminations	(212,526)	212,526	-	(34,922)	(632,617)

	$1,119,052	$ -	$1,119,052	$ (31,917)	$1,343,269

22.  Subsidiary Guarantor

As stated in Note 1 - Reorganization and Emergence From Chapter 11, the Company entered into the Senior Note Indenture at the Effective Date to issue up to $167 million of Senior Notes. Under the terms of the indenture, all wholly-owned domestic subsidiaries became guarantors of this Indenture. The guarantees under the indenture are joint, several and unconditional.

The following tables present condensed consolidated financial information for the Successor Company 2001 Four Months, Predecessor Company 2001 Eight Months, Fiscal 2000 and Fiscal 1999 for: (a) the Company; (b) on a combined basis, the guarantors of the Senior Notes, which include all the wholly-owned domestic subsidiaries of the Company ("Subsidiary Guarantors"), and (c) on a combined basis, the non-guarantors, which include all of the wholly-owned foreign subsidiaries of the Company ("Non-Guarantor Subsidiaries").

Condensed Consolidated
Statement of Operations

In thousands	Successor Company 2001 Four Months					Predecessor Company 2001 Eight Months

	Parent	Subsidiary	Non-Guarantor			Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$ -	$ 277,777	$ 198,474	$(68,536)	$ 407,715	$ -	$ 507,118	$ 378,660	$ (145,320)	$ 740,458
Cost of sales	-	265,147	177,556	(61,036)	381,667	-	390,567	291,242	(125,772)	556,037
Product development, selling and administrative expenses	5,081	59,040	15,887	-	80,008	8,607	94,711	38,466	-	141,784
Other (income) expense	(215)	(948)	(542)	-	(1,705)	468	(1,762)	33	-	(1,261)
Restructuring and other special (credits) charges	-	-	-	-	-	-	-	(58)	-	(58)

Operating income (loss)	(4,866)	(45,462)	5,573	(7,500)	(52,255)	(9,075)	23,602	48,977	(19,548)	43,956
Intercompany items	7,963	(7,438)	(8,633)	8,108	-	18,426	(25,857)	(13,131)	20,562	-
Interest income (expense), net	(9,834)	(346)	354	-	(9,826)	(7,932)	(15,654)	(4,054)	-	(27,640)

Income (loss) before reorganization items and fresh start accounting adjustments	(6,737)	(53,246)	(2,706)	608	(62,081)	1,419	(17,909)	31,792	1,014	16,316
Reorganization items	-	-	-	-	-	(36,434)	-	-	-	(36,434)
Fresh start accounting adjustments	-	-	-	-	-	45,057	-	-	-	45,057

Income (loss) before income taxes and minority interest	(6,737)	(53,246)	(2,706)	608	(62,081)	10,042	(17,909)	31,792	1,014	24,939
(Provision) benefit for income taxes	(150)	(150)	(12,900)	-	(13,200)	34,755	(600)	(7,400)	-	26,755
Minority interest	-	(1,217)	-	-	(1,217)	-	(1,062)	-	-	(1,062)
Equity in income (loss) of subsidiaries	(69,611)	9,242	1,080	59,289	-	(53,606)	26,226	2,683	24,697	-

Income (loss) from continuing operations before discontinued operations and extraordinary item	(76,498)	(45,371)	(14,526)	59,897	(76,498)	(8,809)	6,655	27,075	25,711	50,632
Income (loss) from discontinued operations	-	-	-	-	-	(3,170)	-	-	-	(3,170)
Gain (loss) on disposal of discontinued operations	-	-	-	-	-	315,794	(57,277)	(2,164)	-	256,353
Extraordinary gain of debt discharge	-	-	-	-	-	1,124,083	-	-	-	1,124,083

Net Income (loss)	$ (76,498)	$ (45,371)	$ (14,526)	$ 59,897	$ (76,498)	$ 1,427,898	$ (50,622)	$ 24,911	$ 25,711	$ 1,427,898

Condensed Consolidated
Statement of Operations

In thousands	Predecessor Company Year ended October 31, 2000					Predecessor Company Year ended October 31, 1999

	Parent	Subsidiary	Non-Guarantor			Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$ -	$ 813,007	$ 509,876	$ (199,742)	$ 1,123,141	$ -	$ 778,176	$ 553,402	$ (212,526)	1,119,052
Cost of sales	-	631,898	399,270	(172,638)	858,530	-	629,605	475,712	(177,605)	927,712
Product development, selling and administrative expenses	14,797	142,180	51,956	-	208,933	24,890	148,934	65,128	-	238,952
Other (income) expense	2,250	(8,002)	(1,108)	-	(6,860)	(256)	(4,526)	873	-	(3,909)
Restructuring and other special (credits) charges	-	-	4,518	-	4,518	26,814	-	11,997	-	38,811

Operating income (loss)	(17,047)	46,931	55,240	(27,104)	58,020	(51,448)	4,163	(308)	(34,921)	(82,514)
Intercompany items	38,020	(50,580)	12,560	-	-	67,753	(82,004)	14,251	-	-
Interest income (expense), net	(14,589)	79	(9,451)	-	(23,961)	(17,004)	(2,296)	(9,565)	-	(28,865)

Income (loss) before reorganization items	6,384	(3,570)	58,349	(27,104)	34,059	(699)	(80,137)	4,378	(37,921)	(111,379)
Reorganization items	(52,673)	(8,799)	(3,916)	-	(65,388)	(17,982)	(2,322)	-	-	(20,304)

Income (loss) before income taxes and minority interest	(46,289)	(12,369)	54,433	(27,104)	(31,329)	(18,681)	(82,459)	4,378	(34,921)	(131,683)
(Provision) benefit for income taxes	207,205	(194,061)	(10,144)	-	3,000	(225,650)	20,665	(15,463)	-	(220,448)
Minority interest	-	(1,224)	-	-	(1,224)	-	(957)	-	-	(957)
Equity in income (loss) of subsidiaries	99,508	17,192	-	(116,700)	-	(1,326,389)	(50,685)	-	1,377,074	-

Income (loss) from continuing operations before discontinued operations and extraordinary item	260,424	(190,462)	44,289	(143,804)	(29,553)	(1,570,720)	(113,436)	(11,085)	1,342,153	(353,088)
Income (loss) from discontinued operations	4,200	62,000	-	-	66,200	-	(742,307)	(55,873)	-	(798,180)
Gain (loss) on disposal of discontinued operations	-	227,977	-	-	227,977	-	(529,000)		-	(529,000)
Extraordinary gain of debt discharge	-	-	-	-	-	-	-	-	-	-

Net Income (loss)	$ 264,624	$ 99,515	$ 44,289	$ (143,804)	$ 264,624	$ (1,570,720)	$ (1,384,743)	$ (66,958)	$ 1,342,153	$1,680,268

Condensed Consolidated
Successor Company Balance Sheet
October 31, 2001

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$ 8,531	$ (3,107)	$ 34,228	$ -	$ 39,652 -
Restricted cash	19,413	-	-	-	19,413
Intercompany receivables, net	296,735	1,341,020	304,779	(1,942,534)	-
Accounts receivable, net	-	107,351	109,581	(7,477)	209,455
Inventories, net		353,477	180,381	(20,004)	513,854
Prepaid income taxes	(3,517)	-	3,517	-	-
Other current assets	4,466	5,515	6,017	227	16,225

Total current assets	325,628	1,804,256	638,503	(1,969,788)	798,599
Property, plant and equipment, net	887	184,345	66,684	-	251,916
Intangible assets, net	-	251,797	(8,202)	-	243,595
Excess reorganization value	11,246	11,301	-	-	22,547
Investment in affiliates	1,044,674	765,013	19,302	(1,828,925)	64
Other assets	12,967	18,429	23,597	-	54,993

Total assets	$ 1,395,402	$ 3,035,141	$ 739,884	$ (3,798,713)	$ 1,371,714

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$ -	$ 811	$ 922	$ -	$ 1,733
Intercompany payables, net	370,778	1,396,767	408,951	(2,176,496)	-
Trade accounts payable	423	36,012	39,172	-	75,607
Income taxes payable	46,385	2,234	32,189	-	80,808
Other accrued liabilities	48,972	93,994	66,629	(12,457)	197,138

Total current liabilities	466,558	1,529,818	547,863	(2,188,953)	355,286
Long-term obligations	272,766	13,433	2,004	-	288,203
Other non-current liabilities	172,371	58,698	4,955	-	236,024
Minority interest	-	20,540	-	8,494	12,046
Shareholders' equity (deficit)	483,707	1,412,652	185,062	(1,136,643)	483,707

Total liabilities and shareholders' equity (deficit)	$ 1,395,402	$ 3,035,141	$ 739,884	$ (3,798,713)	$ 1,371,714

Condensed Consolidated
Predecessor Company Balance Sheet
October 31, 2000

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$ 26,690	$ (5,449)	$ 50,882	$ -	$ 72,123
Restricted cash	-	-	-	-	-
Intercompany receivables, net	832,897	911,932	274,140	(2,018,969)	-
Accounts receivable, net	-	98,930	78,221	-	177,151
Inventories, net	-	272,773	163,514	(25,956)	410,331
Prepaid income taxes	(8,210)	5,667	2,543	-	-
Other current assets	2,230	8,567	39,027	(5)	49,819

Total current assets	853,607	1,292,420	608,327	(2,044,930)	709,424
Assets of discontinued Beloit operations	-	15,231	-	-	15,231
Property, plant and equipment, net	913	127,692	48,808	-	177,413
Intangible assets, net	(483)	143,848	207,538	(125)	350,778
Excess reorganization value	-	-	-	-	-
Investment in affiliates	(397,631)	1,193,639	970,008	(1,763,769)	2,247
Other assets	2,965	22,539	12,293	38	37,835

Total assets	$ 459,371	$ 2,795,369	$ 1,846,974	$ (3,808,786)	$ 1,292,928

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$ 30,000	$ 668	$ 78,106	-	$ 108,774
Intercompany payables, net	-	1,637,360	372,829	(2,010,189)	-
Trade accounts payable	865	30,928	40,698	-	72,491
Income taxes payable	87,268	4,147	13,454	-	104,869
Other accrued liabilities	36,482	92,969	83,034	(7,991)	204,494

Total current liabilities	154,615	1,766,072	588,121	(2,018,180)	490,628
Long-term obligations	-	1,591	1,533	-	3,124
Other non-current liabilities	8,789	44,108	4,337	(5,299)	51,935
Liabilities subject to compromise	1,090,659	130,016	-	-	1,220,675
Liabilities of discontinued Beloit operations	-	301,105	25,963	(12,343)	314,725
Minority interest	-	-	-	6,533	6,533
Shareholders' equity (deficit)	(794,692)	552,477	1,227,020	(1,779,497)	(794,692)

Total liabilities and shareholders' equity (deficit)	$ 459,371	$ 2,795,369	$ 1,846,974	$ (3,808,786)	$ 1,292,928

Condensed Consolidated
Statement of Cash Flow

In thousands	Successor Company 2001 Four Months				Predecessor Company 2001 Eight Months

	Parent	Subsidiary	Non-Guarantor		Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Consolidated	Company	Guarantors	Subsidiaries	Consolidated

Net cash provided (used) by continuing operations	$ 54,454	$ (5,624)	$ 13,773	$ 62,603	$ (114,066)	$ 18,979	$ (9,177)	$ (104,264)
Investment and Other Transactions:
Property, plant and equipment acquired	(6)	(5,057)	(4,525)	(9,588)	(779)	(9,218)	(2,673)	(12,670)
Property, plant and equipment retired	22	1,871	594	2,487	25	1,812	608	2,445
Other, net	(179)	39	(5,865)	(6,005)	3,919	9,757	(27)	13,649

Net cash provided by investment and other transactions	(163)	(3,147)	(9,796)	(13,106)	3,165	2,351	(2,092)	3,424

Financing Activities:
Borrowings under Credit Agreement	-	-	-	-	212,618	-	-	212,618
(Decrease) in short-term notes payable, net	-	-	(7,175)	(7,175)	(72,408)	-	1,327	(71,081)
Repayment of borrowings under Credit Agreement	(48,688)	-	-	(48,688)	-	-	-	-
Credit Agreement financing fees	(2,580)	-	-	(2,580)	(11,207)	-	-	(11,207)
Borrowings under debtor in possession facility	-	-	-	-	55,000	-	-	55,000
Debtor in possession financing fees	-	-	-	-	(313)	-	-	(313)
Repayment of borrowings under debtor in possession facility	-	-	-	-	(90,000)	-	-	(90,000)
Issuance of long-term obligations	-	-	583	583	-	-	2,066	2,066
Payments on long-term obligations	-	(10)	-	(10)	-	(492)	(3,635)	(4,127)

Net cash (used) provided by financing activities	(51,268)	(10)	(6,592)	(57,870)	93,690	(492)	(242)	92,956

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	(1,802)	(1,802)	-	-	(726)	(726)
Cash (Used) Provided by Discontinued Operations	-	-	-	-	(3,971)	(9,715)	-	(13,686)

Increase (Decrease) in Cash and Cash Equivalents	3,023	(8,781)	(4,417)	(10,175)	(21,182)	11,123	(12,237)	(22,296)
Cash and Cash Equivalents at Beginning of Period	5,508	5,674	38,645	49,827	26,690	(5,449)	50,882	72,123

Cash and Cash Equivalents at End of Period	$ 8,531	$(3,107)	$ 34,228	$ 39,652	$ 5,508	$ 5,674	$ 38,645	$ 49,827

Condensed Consolidated
Statement of Cash Flow

In thousands	Predecessor Company Year ended October 31, 2000				Predecessor Company Year ended October 31, 1999

	Parent	Subsidiary	Non-Guarantor		Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Consolidated	Company	Guarantors	Subsidiaries	Consolidated

Net cash provided (used) by continuing operations	$ 127,997	$ (143,944)	$ 52,645	$ 36,698	$ (211,365)	$ 198,587	$ 23,346	$ 10,568
Investment and Other Transactions:
Property, plant and equipment acquired	-	(24,791)	(7,619)	(32,410)	(75)	(17,042)	(9,493)	(26,610)
Property, plant and equipment retired	1,600	9,827	11,359	22,786	42	2,271	10,005	12,318
Other, net	7,997	2,529	11,180	21,706	(16,490)	56	-	(16,434)

Net cash provided by investment and other transactions	9,597	(12,435)	14,920	12,082	(16,523)	(14,715)	512	(30,726)

Financing Activities:
Borrowings under Credit Agreement	-	-	-	-	-	-	-	-
(Decrease) in short-term notes payable, net	-	-	3,345	3,345	(21,610)	-	40,520	18,910
Repayment of borrowings under Credit Agreement	-	-	-	-	-	-	-	-
Credit Agreement financing fees	-	-	-	-	-	-	-	-
Borrowings under debtor in possession facility	115,000	-	-	115,000	167,000	-	-	167,000
Debtor in possession financing fees	(2,563)	-	-	(2,563)	(15,000)	-	-	(15,000)
Repayment of borrowings under debtor in possession facility	(252,000)	-	-	(252,000)	-	-	-	-
Issuance of long-term obligations	-	2,043	-	2,043	125,000	-	-	125,000
Dividends paid	-	-	-	-	(4,592)	-	-	(4,592)
Payments on long-term obligations	-	(11)	(47,554)	(47,565)	-	(25)	(2,088)	(2,113)

Net cash (used) provided by financing activities	(139,563)	2,032	(44,209)	(181,740)	250,798	(25)	38,432	289,205

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	(3,952)	(3,952)	-	-	(93)	(93)
Cash (Used) Provided by Discontinued Operations	4,200	143,182	4,200	151,582	-	(180,909)	(60,604)	(241,513)

Increase (Decrease) in Cash and Cash Equivalents	2,231	(11,165)	23,604	14,670	22,910	2,938	1,593	27,441
Cash and Cash Equivalents at Beginning of Period	24,459	5,716	27,278	57,453	1,549	2,778	25,685	30,012

Cash and Cash Equivalents at End of Period	$ 26,690	$ (5,449)	$ 50,882	$ 72,123	$ 24,459	$ 5,716	$ 27,278	$ 57,453

SIGNATURES>

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on the 22th day of January, 2002.

JOY GLOBAL INC.
(Registrant)
/s/ JOHN NILS HANSON
John Nils Hanson
Chairman, President
And Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 22, 2002.

Signature	Title

/s/ JOHN NILS HANSON	Chairman, President and Chief Executive Officer

John Nils Hanson

/s/ DONALD C. ROOF	Executive Vice President, Chief Financial Officer and Treasurer

Donald C. Roof

/s/ MICHAEL S. OLSEN	Vice President, Controller and Chief Accounting Officer

Michael S. Olsen

(1)	Director

Stephen L. Gerard

(1)	Director

Ken C. Johnsen

(1)	Director

James R. Klauser

(1)	Director

Richard B. Loynd

(1)	Director

P. Eric Siegert

(1)	Director

James H. Tate

(1)	John Nils Hanson, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named Directors of Joy Global Inc. pursuant to powers of attorney executed by each of such Directors and filed with the Securities and Exchange Commission as an exhibit to this report.

                     January 22, 2002

By:	/s/ JOHN NILS HANSON

John Nils Hanson, Attorney-in-fact

Report of Independent Accountants On
Financial Statement Schedule

To the Board of Directors
of Joy Global Inc.

Our audits of the consolidated financial statements referred to in our report dated January 14, 2002 appearing in this Annual Report on Form 10-K of Joy Global Inc. (the "Company") also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. As noted in our report, the Company emerged from Chapter 11 Bankruptcy protection on July 12, 2001, pursuant to a Plan of Reorganization confirmed by the Bankruptcy Court by order dated May 29, 2001. The Financial Statements have been prepared in conformity with fresh start accounting effective June 23, 2001 and, accordingly, the values of the Company's assets, liabilities and capital structure are not comparable with any prior periods. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
January 14, 2002

JOY GLOBAL INC.
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Additions		Currency		Balance
	Beginning	Charged		Translation	Discontinued	at End
Classification	of Period	to Expense	Deductions (1)	Effects	Operations	of Year

Allowance Deducted in Balance Sheet
From Accounts Receivable:
For the Successor Company 2001
Four Months	$ 11,053	$(1,031)	$ (2,118)	$ (67)	$ -	$ 7,837

For the Predecessor Company 2001
Eight Months	$ 8,131	$ 3,649	$ (645)	$ (82)	$ -	$ 11,053

Fiscal 2000	$ 11,720	$ (763)	$ (2,310)	$ (516)	$ -	$ 8,131

Fiscal 1999	$ 9,889	$ 8,602	$ (1,710)	$ 12	$ (5,073)	$ 11,720

(1) Represents write-off of bad debts, net of recoveries.
Allowance Deducted in Balance Sheet from Deferred Tax Assets:
			Balance at	Additions	Additions	Balance
			Beginning	by	Charged	at End
			of Year	Acquisiton	to Expense	of Year

For the year ended October 31, 2001			$ 483,860	$ -	$ (204)	$ 483,656

For the year ended October 31, 2000			$ 387,321	$ -	$ 96,539	$ 483,860

For the year ended October 31, 1999			$ 47,038	$ -	$ 340,283	$ 387,321

EXHIBIT 21

JOY GLOBAL INC.

Subsidiaries as of October 31, 2001

     Joy Global Inc. is publicly held and has no parent. The following subsidiaries are wholly-owned except as noted below. Certain subsidiaries, which if considered in the aggregate as a single subsidiary would not constitute a significant subsidiary, are omitted from this list. Where the name of the subsidiary is indented, it is wholly-owned by the entity above it at the next outermost margin, unless otherwise indicated.

Jurisdiction
Joy Technologies Inc. (d.b.a. Joy Mining Machinery)	Delaware
Harnischfeger (South Africa) (Proprietary) Ltd.	South Africa
HCHC UK Holdings, Inc.	Delaware
Harnischfeger ULC (1)	United Kingdom
Harnischfeger Ventures Ltd.	United Kingdom
Harnischfeger Industries Ltd.	United Kingdom
Joy Mining Machinery Ltd.	United Kingdom
Joy Manufacturing Company Pty. Ltd.	Australia
Cram Australia Pty. Ltd.	Australia
JTI UK Holdings, Inc.	Delaware
Harnischfeger Corporation (d.b.a. P&H Mining Equipment)	Delaware
Harnischfeger Corporation of Canada Ltd. (2)	Canada
HCHC, Inc.	Delaware
Harnischfeger de Chile Ltda. (3)	Chile
Comercial Otero S.A. (4)	Chile
Harnischfeger of Australia Pty. Ltd. (5)	Australia
Harnischfeger do Brasil Comercio e Industria Ltda. (6)	Brazil
The Horsburgh & Scott Company	Ohio
American Alloy Company	Ohio

(1)	HCHC UK Holdings, Inc. owns 85% and JTI UK Holdings, Inc. owns 15% of the voting securities of Harnischfeger ULC.
(2)	Harnischfeger Corporation owns 77.272% and Joy Technologies, Inc. owns 22.728% of the voting securities of Harnischfeger Corporation of Canada Ltd.
(3)	HCHC, Inc. owns 90% and Harnischfeger Corporation owns 10% of the voting securities of Harnischfeger de Chile Ltda.
(4)	Harnischfeger de Chile Ltda. owns 99.999% and Harnischfeger Corporation owns .001% of the voting securities of Comercial Otero S.A.
(5)	HCHC, Inc. owns 75% of the voting securities of Harnischfeger of Australia Pty. Ltd.
(6)	HCHC, Inc. owns 99.999% and Harnischfeger Corporation owns .001% of Harnischfeger do Brasil Comercio e Industria Ltda.

EXHIBIT 23

JOY GLOBAL INC.

Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (No. 333-71024) of Joy Global Inc. of our report dated January 14, 2002, appearing in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
January 14, 2002