Form 10-Q
period 2002-02-02
JOY GLOBAL INC
filed 2002-03-15
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED     February 2, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value	Outstanding at March 1, 2002 43,140,688 shares

JOY GLOBAL INC.

FORM 10-Q -- INDEX
February 2, 2002

PART I. - FINANCIAL INFORMATION

Item 1.     Financial Statements

JOY GLOBAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands except per share amounts)

	2002 First Quarter	2001 First Quarter

Net sales	$ 286,371	$ 267,506
Costs and expenses:
Cost of sales	270,281	204,601
Product development, selling and administrative expenses	60,982	51,539
Reorganization plan credits	(4,963)	-
Other income	(212)	(546)

Operating income (loss)	(39,717)	11,912

Interest income	469	585
Interest expense	(7,959)	(4,315)

Income (loss) before reorganization items	(47,207)	8,182

Reorganization items	-	11,291

Loss before benefit (provision) for income taxes and minority interest	(47,207)	(3,109)

Benefit (provision) for income taxes	18,450	(3,000)
Minority interest	(378)	(141)

Loss from continuing operations	(29,135)	(6,250)

Loss from discontinued operations	-	(9,048)

Net loss	$ (29,135)	$ (15,298)

Basic and diluted loss per share (Note 3)	$ (0.58)

Average common shares (for per share purposes)	50,000

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands)

	February 2, 2002	October 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$ 46,867	$ 39,652
Restricted cash	6,440	19,413
Accounts receivable, net	196,616	209,455
Inventories	481,692	513,854
Other current assets	17,880	16,225

Total current assets	749,495	798,599

Property, plant and equipment, net	244,429	251,916
Intangible assets, net	232,626	243,595
Excess reorganization value	22,547	22,547
Other assets	81,346	55,057

Total assets	$ 1,330,443	$ 1,371,714

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term debt	$ 2,199	$ 1,733
Trade accounts payable	72,622	75,607
Income taxes payable	81,169	80,808
Other accrued liabilities	172,199	197,138

Total current liabilities	328,189	355,286

Long-term debt	305,615	288,203

Other non-current liabilities	236,999	236,024

Minority interest	8,979	8,494

Shareholders' equity	450,661	483,707

Total liabilities and shareholders' equity	$ 1,330,443	$ 1,371,714

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.
CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)
(In thousands)

	2002 First Quarter	2001 First Quarter

Operating Activities:
Net income (loss)	$ (29,135)	$ (15,298)
Add (deduct) - Items not affecting cash:
Loss from discontinued operations	-	9,048
Reorganization items	-	(130)
Minority interest	378	141
Depreciation and amortization	20,594	10,971
Amortization of finance fees	856	1,695
Fresh start inventory taken to cost of sales	46,432	-
Deferred income taxes	(21,610)	1,815
Other, net	883	690
Changes in Working Capital Items:
(Increase) decrease in restriced cash	12,973	-
(Increase) decrease in accounts receivable, net	10,269	(11,934)
(Increase) decrease in inventories	(20,680)	(7,151)
(Increase) decrease in other current assets	(1,684)	(5,893)
Increase (decrease) in accounts payable	(2,070)	(11,419)
Increase (decrease) in employee compensation and benefits	(5,156)	(6,421)
Increase (decrease) in advance payments and progress billings	(4,007)	4,683
Increase (decrease) in other accrued liabilities	(9,840)	(1,390)

Net cash used by continuing operations	(1,797)	(30,593)

Investment and Other Transactions:
Property, plant and equipment acquired	(3,328)	(5,122)
Property, plant and equipment retired	351	1,080
Other, net	(3,276)	(1,992)

Net cash used by investment and other transactions	(6,253)	(6,034)

Financing Activities:
Borrowings under Credit Agreement	18,070	-
Credit Agreement financing fees	(966)	-
Borrowings under debtor-in-possession facility	-	25,000
Net issuance (payments) of long-term obligations	(1,097)	2,194
Increase in short-term notes payable, net	1,341	6,964

Net cash provided by financing activities	17,348	34,158

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,083)	106
Cash Used by Discontinued Operations	-	(9,778)

Increase (Decrease) in Cash and Cash Equivalents	7,215	(12,141)
Cash and Cash Equivalents at Beginning of Period	39,652	72,123

Cash and Cash Equivalents at End of Period	$ 46,867	$ 59,982

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 2, 2002
(Unaudited)

1.     Basis of Presentation

Joy Global Inc. (the “Company” or the “Successor Company”) was known as Harnischfeger Industries, Inc. (the “Predecessor Company”) prior to the Company’s emergence from Chapter 11 of the U.S. Bankruptcy Code on July 12, 2001 (the “Effective Date”). On June 7, 1999 the Predecessor Company and substantially all of its domestic operating subsidiaries filed voluntary petitions for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

By order dated May 29, 2001, the Bankruptcy Court confirmed the Plan of Reorganization (the “POR”) and the Company formally emerged from bankruptcy on the Effective Date.

The Financial Statements presented in this Form 10-Q are unaudited and have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission and according to the principles of fresh start accounting set forth in the American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). As a result of the application of fresh start accounting at June 23, 2001, the Successor Company’s financial statements are not comparable to those of the Predecessor Company.

The following table describes the periods presented in the financial statements and related notes thereto:

Period	Referred to as

Results for the Successor Company From November 1, 2001 through February 2, 2002	"2002 First Quarter"

Results for the Predecessor Company From November 1, 2000 through January 31, 2001	"2001 First Quarter"

During the 2002 First Quarter, the Company amended its by-laws to adopt a 52- or 53-week fiscal year, changing its fiscal year-end date from October 31 to the Saturday nearest October 31. Likewise, beginning with the 2002 First Quarter, each of the Company’s fiscal quarters will now consist of 13 weeks, except for any fiscal years consisting of 53 weeks which will add one week to the first quarter. This change did not have a material effect on the Company’s revenue or results of operations for the 2002 First Quarter.

In the opinion of management, all adjustments necessary for the fair presentation on a going concern basis of the results of operations, cash flows, and financial position for all periods presented have been made. All adjustments made are of a normal recurring nature, except for those relating to fresh start accounting which are more fully discussed in these notes.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Predecessor Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of the financial statements in conformity with generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

2.     Borrowings and Credit Facilities

The Credit Agreement consists of a $250 million revolving loan maturing on October 31, 2005 and a $100 million term loan maturing on April 30, 2005. The Credit Agreement is secured by substantially all of the assets of the Company and its subsidiaries. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (2.25% to 3.25%), or the Base Rate (as defined in the Credit Agreement) plus the applicable margin (1.25% to 2.25%) at the Company’s option depending on certain of its financial ratios. The Company pays a commitment fee ranging from 0.5% to 0.75% on the unused portion of the revolving loan.

The Company issued $108.8 million in 10.75% Senior Notes due 2006 under the Senior Notes Indenture between the Company and BNY Midwest Trust Company, as Trustee. The Senior Notes are unsecured. The principal amount of the Senior Notes is due at maturity on July 10, 2006. Interest is payable semi-annually on April 30 and October 31.

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

By amendment dated December 26, 2001, the Credit Agreement was amended to reflect certain debt covenant modifications and clarification of certain definitional and administrative items. The debt covenant amendments included increasing the amount of allowable rent expense the Company may incur on an annual basis from $15 million to $25 million and providing more favorable financial covenants for future measurement periods over the remaining term of the Credit Agreement.

At February 2, 2002, outstanding borrowings under the Credit Agreement were $182 million and outstanding letters of credit issued under the Credit Agreement, which count toward the $350 million credit limit, totaled approximately $61 million. As of February 2, 2002 there was $89 million available for additional borrowings and letters of credit under the Credit Agreement.

On February 27, 2002, the Company announced its intention to issue $200 million of senior subordinated notes in a Rule 144A transaction promulgated under the Securities Act of 1933. The Company indicated that it intends to use the net proceeds of the note offering to prepay the term loan under the Credit Agreement and the Senior Notes.

3.     Shareholders’ Equity

The Company has 150,000,000 shares of authorized common stock, par value $1.00 per share, 50,000,000 of which will ultimately be distributed to creditors under the POR and are deemed outstanding for accounting purpose at February 2, 2002. On July 31, 2001, the Company distributed 39,743,681 shares of common stock to holders of allowed pre-petition claims against the Predecessor Company. The initial distribution equated one share of Joy Global Inc. common stock to a $28.60 allowed claim. On January 31, 2002, the Company began its second distribution of 3,168,612 shares of common stock. The second distribution was based on approximately $1.33 billion of “current adjusted claims” and, when combined with the initial distribution, equated one share of Joy Global Inc. common stock to a $26.56 allowed claim. A total of 42,912,293 shares had been distributed as of February 2, 2002 and 7,087,707 shares are designated for distribution under the POR and held in a disputed claims equity reserve pending resolution of certain claims against the Predecessor Company.

Pursuant to an order of the Bankruptcy Court, on February 6, 2002, the Company issued 228,395 shares of common stock to Houlihan Lokey Howard & Zukin Capital. These shares, together with the other distributions of common stock under the terms of the POR, bring the total number of shares distributed to date to 43,140,688. The shares distributed to Houlihan Lokey Howard & Zukin Capital are in addition to the 50,000,000 shares designated for distribution to creditors under the POR.

The Company’s Stock Incentive Plan authorizes the grant of up to 5,556,000 stock options, performance units and other stock-based awards to officers, employees and directors. Grants of approximately 2.8 million shares were made to approximately 175 individuals on July 16, 2001, November 1, 2001 and February 1, 2002 with exercise prices of $13.76, $17.49 and $17.49, respectively. The July 16, 2001 grant included grants of options to purchase 10,000 shares to each of the Company’s six outside directors. In addition, options to purchase 5,000 shares were granted to each of the Company’s six outside directors on February 27, 2002 with an exercise price of $15.84. The Company plans a fourth grant to employees of approximately nine hundred thousand stock options on May 1, 2002.

Separate Statements of Shareholders’ Equity are not required to be presented for interim periods. However, comprehensive loss consisted of the following:

In thousands	2002 First Quarter	2001 First Quarter

Net loss	$ (29,135)	$ (15,298)
Comprehensive loss:
Translation adjustment	(3,891)	(1,729)
Derivative fair value adjustment	(20)	(182)

Total comprehensive loss	$ (33,046)	$ (17,209)

Options to purchase approximately 2.8 million shares of common stock that were outstanding at February 2, 2002 are not included in the computation of diluted earnings per share because the additional shares would reduce the (loss) per share amount from continuing operations and, therefore, would be anti-dilutive.

Per share and share information for the Predecessor Company for periods presented in the Consolidated Statement of Operations have been omitted as such information is deemed not to be meaningful.

4.     Contingent Liabilities:

The Company or its subsidiaries are involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that the resolution of these matters will not have a materially adverse effect on its consolidated financial position, results of operations or liquidity.

The Company or its subsidiaries are also parties to litigation matters and claims that are normal in the course of their operations. Also, as a normal part of their operations, the Company’s subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolution may affect the results of operations on a quarter-to-quarter basis, management believes that such matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

5.     Reorganization Plan Credit

At the Emergence Date, the Company held a note receivable from Beloit Corporation in the amount of $7.2 million. Due to the uncertainty as to the collectibility of this note, the Company reserved the entire $7.2 million. At February 2, 2002, the Company reduced this reserve to the remaining outstanding balance of $2.2 million, creating a reorganization plan credit of $5.0 million in the 2002 First Quarter. Subsequent to the end of the 2002 First Quarter, the note was paid in full and the agreement was terminated. Future borrowings are not permitted. The Company will recognize a reorganization plan credit for the remaining $2.2 million reserve in the second quarter of fiscal 2002.

6.     Income Taxes

On a consolidated basis, the Company’s effective income tax rate for the 2002 First Quarter was 39%. This rate is greater than the statutory rate of 35% primarily due to the projected utilization of tax loss carryforwards whose income tax benefits are not allowed to be recognized due to fresh start accounting, certain unbenefited current year losses and state taxes, partially offset by global income tax rate differentials and mix of earnings.

7.     Inventories

Consolidated inventories consisted of the following:

In thousands	February 2, 2002	October 31, 2001

Finished goods	$ 349,513	$ 293,646
Work in process and purchased parts	102,322	190,615
Raw materials	29,857	29,593

	$ 481,692	$ 513,854

In connection with the implementation of fresh start accounting, the Company revalued its inventories on the Effective Date to their fair values (estimated selling prices less costs to complete, cost of disposal and a reasonable profit allowance), resulting in a $156 million increase in inventory values. Of this increase, $53.6 million and $7.1 million remained in inventory at October 31, 2001 and February 2, 2002, respectively.

8.     Segment Information

          Business Segment Information

At February 2, 2002, the Company had two reportable segments, Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income or expense and provision (benefit) for income taxes. There are no significant intersegment sales. Total continuing operations assets are those used in the segment’s operations. Corporate assets consist primarily of property, deferred financing costs, cash, restricted cash, excess reorganization value and deferred tax assets.

In thousands	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets

		(1)
2002 First Quarter
Underground Mining Machinery	$ 197,518	$ (20,619)	$ 13,462	$ 2,179	$ 678,468
Surface Mining Equipment	88,853	(19,532)	7,080	1,149	553,936

Total continuing operations	286,371	(40,151)	20,542	3,328	1,232,404
Corporate	-	434	908	-	98,039

Consolidated Total	286,371	$ (39,717)	$ 21,450	$ 3,328	$ 1,330,443

2001 First Quarter
Underground Mining Machinery	$ 155,079	$ 7,819	$ 7,383	$ 2,814	$ 819,970
Surface Mining Equipment	112,427	7,684	3,368	2,308	431,467

Total continuing operations	267,506	15,503	10,751	5,122	1,251,437
Discontinued operations	-	-	-	-	12,092
Corporate	-	(3,591)	1,915	-	36,145

Consolidated Total	$ 267,506	$ 11,912	$ 12,666	$ 5,122	$ 1,299,674

(1) - The 2002 First Quarter includes fresh start accounting charges of $37.4 million for Underground Mining Machinery and $21.3 million for Surface Mining Equipment.

          Geographical Segment Information

In thousands	Total Sales	Interarea Sales	Sales to Unaffiliated Customers	Operating Income (Loss)	Total Assets

				(1)
2002 First Quarter
United States	$ 208,745	$ (28,922)	$ 179,823	$ (37,192)	$ 1,103,927
Europe	73,193	(33,992)	39,201	10,751	124,395
Other Foreign	70,170	(2,823)	67,347	(2,572)	254,657
Interarea Eliminations	(65,737)	65,737	-	(11,138)	(250,575)

	$ 286,371	$ -	$ 286,371	$ (40,151)	$ 1,232,404

2001 First Quarter
United States	$ 196,949	$ (35,426)	$ 161,523	$ 8,508	$ 1,320,621
Europe	52,115	(24,950)	27,165	10,065	316,293
Other Foreign	82,460	(3,642)	78,818	6,210	262,838
Interarea Eliminations	(64,018)	64,018	-	(9,280)	(648,315)

	$ 267,506	$ -	$ 267,506	$ 15,503	$ 1,251,437

(1) - The 2002 First Quarter includes fresh start accounting charges of $47.1 million for the United States, $0.2 million for Europe and $11.4 million for Other Foreign.

9.     New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its consolidated financial position, results of operations or liquidity.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 generally establishes a standard framework from which to measure impairment of long-lived assets and expands the Accounting Principles Board (“APB”) 30, “Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” to include a component of the entity (rather than a segment of the business). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its consolidated financial position, results of operations or liquidity.

On December 12, 2001, the Securities and Exchange Commission (“SEC”) issued FR 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”. FR 60 is an intermediate step to alert companies to the need for improving investor awareness of the sensitivity of financial statements to the methods, assumptions and estimates underlying their preparation including the judgments and uncertainties affecting the application of accounting policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions. For a summary of the Company’s accounting policies see Significant Accounting Policies in the Company’s Annual Report to Shareholders on Form 10-K for the year ended October 31, 2001. The more critical of these policies include revenue recognition, the use of estimates in valuing inventory and the periodic assessment of carrying values of the Company’s long-lived tangible and intangible assets.

On January 22, 2002, the SEC issued FR 61, “Commission Statement About Management’s Discussion and Analysis of Financial Condition and Results of Operations”. FR 61 suggests steps that issuers should consider in meeting or improving their current disclosure obligations with respect to certain topics including off balance sheet arrangements, related party transactions and aggregated disclosure of a registrant’s contractual obligations and commitments, among others. The SEC intends to issue formal rules in this area. The Company is presently reviewing the suggested disclosures as set forth in FR 61.

10.     Subsidiary Guarantors

The following tables present condensed consolidated financial information for the 2002 First Quarter and 2001 First Quarter for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes, which include substantially all the domestic subsidiaries of the Company (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of the foreign subsidiaries of the Company (“Non-Guarantor Subsidiaries”).

Condensed Consolidated
Statement of Operations
(In thousands)

	2002 First Quarter					2001 First Quarter

	Parent Company	Subsidiary Guarantors	Non-Guar- antor Subsidiaries	Elimina- tions	Consoli- dated	Parent Company	Subsidiary Guarantors	Non-Guar- antor Subsidiaries	Elimina- tions	Consoli- dated

Net sales	$ -	$ 208,745	$ 143,363	$(65,737)	$ 286,371	$ -	$ 196,949	$ 134,575	$ (64,018)	$ 267,506

Cost of sales	-	202,207	122,673	(54,599)	270,281	-	155,510	103,829	(54,738)	204,601
Product development, selling and administrative expenses	3,799	44,633	12,550	-	60,982	3,063	33,965	14,511	-	51,539
Reorganization plan credits	(4,963)	-	-	-	(4,963)	-	-	-	-	-
Other (income) expense	(21)	(153)	(38)	-	(212)	175	(681)	(40)	-	(546)

Operating income (loss)	1,185	(37,942)	8,178	(11,138)	(39,717)	(3,238)	8,155	16,275	(9,280)	11,912

Intercompany items	6,081	(10,821)	(5,131)	9,871	-	6,003	(10,850)	(4,938)	9,785	-
Interest income (expense), net	(7,410)	(266)	186	-	(7,490)	(1,911)	(8)	(1,811)	-	(3,730)

Income (loss) before reorganization items	(144)	(49,029)	3,233	(1,267)	(47,207)	854	(2,703)	9,526	505	8,182

Reorganization items	-	-	-	-	-	(11,291)	-	-	-	(11,291)

Income (loss) before income taxes and minority interest	(144)	(49,029)	3,233	(1,267)	(47,207)	(10,437)	(2,703)	9,526	505	(3,109)

(Provision) benefit for income taxes	23,623	(1,029)	(4,144)	-	18,450	3,145	(3,096)	(3,049)	-	(3,000)
Minority interest	-	(378)	-	-	(378)	-	(141)	-	-	(141)
Equity in income (loss) of subsidiaries	(52,614)	9,030	1,004	42,580	-	3,444	9,187	1,049	(13,680)	-

Income (loss) from continuing operations	(29,135)	(41,406)	93	41,313	(29,135)	(3,848)	3,247	7,526	(13,175)	(6,250)
Loss from discontinued operations	-	-	-	-	-	(11,450)	2,696	(294)	-	(9,048)

Net income (loss)	$ (29,135)	$ (41,406)	$ 93	$ 41,313	$ (29,135)	$ (15,298)	$ 5,943	$ 7,232	$ (13,175)	$ (15,298)

Condensed Consolidated
Balance Sheet
February 2, 2002
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS Current assets: Cash and cash equivalents	$ 19,832	$ (3,328)	$ 30,363	$ -	$ 46,867
Restricted cash	6,440	-	-	-	6,440
Intercompany receivables, net	302,512	1,271,030	101,069	(1,674,611)	-
Accounts receivable, net	-	104,630	92,773	(787)	196,616
Inventories, net	-	334,854	173,687	(26,849)	481,692
Prepaid income taxes	(2,310)	-	2,310	-	-
Other current assets	4,258	7,399	6,136	87	17,880

Total current assets	330,732	1,714,585	406,338	(1,702,160)	749,495

Property, plant and equipment, net	835	179,529	64,065	-	244,429
Intangible assets, net	-	240,920	(8,294)	-	232,626
Excess reorganization value	11,245	11,302	-	-	22,547
Investment in affiliates	987,430	781,195	20,306	(1,788,867)	64
Other assets	36,585	18,186	26,511	-	81,282

Total assets	$ 1,366,827	$ 2,945,717	$ 508,926	$ (3,491,027)	$ 1,330,443

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities: Short-term notes payable, including current portion of long-term debt	$ -	$ 828	$ 1,371	$ -	$ 2,199
Intercompany payables, net	370,778	1,154,896	341,628	(1,867,302)	-
Trade accounts payable	187	36,946	35,489	-	72,622
Income taxes payable	46,620	3,657	30,892	-	81,169
Other accrued liabilities	34,164	80,748	69,368	(12,081)	172,199

Total current liabilities	451,749	1,277,075	478,748	(1,879,383)	328,189

Long-term obligations	290,836	13,227	1,552	-	305,615

Other non-current liabilities	173,581	58,785	4,633	-	236,999

Minority interest	-	8,979	-	-	8,979

Shareholders' equity	450,661	1,587,651	23,993	(1,611,644)	450,661

Total liabilities and shareholders' equity	$ 1,366,827	$ 2,945,717	$ 508,926	$ (3,491,027)	$ 1,330,443

Condensed Consolidated
Balance Sheet
October 31, 2001
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS Current assets: Cash and cash equivalents	$ 8,531	$ (3,107)	$ 34,228	$ -	$ 39,652
Restricted cash	19,413	-	-	-	19,413
Intercompany receivables, net	296,735	1,341,020	304,779	(1,942,534)	-
Accounts receivable, net	-	107,351	109,581	(7,477)	209,455
Inventories, net	-	353,477	180,381	(20,004)	513,854
Prepaid income taxes	(3,517)	-	3,517	-	-
Other current assets	4,466	5,515	6,017	227	16,225

Total current assets	325,628	1,804,256	638,503	(1,969,788)	798,599

Property, plant and equipment, net	887	184,345	66,684	-	251,916
Intangible assets, net	-	251,797	(8,202)	-	243,595
Excess reorganization value	11,246	11,301	-	-	22,547
Investment in affiliates	1,044,674	765,013	19,302	(1,828,925)	64
Other assets	12,967	18,429	23,597	-	54,993

Total assets	$ 1,395,402	$ 3,035,141	$ 739,884	$ (3,798,713)	$ 1,371,714

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities: Short-term notes payable, including current portion of long-term debt	$ -	$ 811	$ 922	$ -	$ 1,733
Intercompany payables, net	370,778	1,396,767	408,951	(2,176,496)	-
Trade accounts payable	423	36,012	39,172	-	75,607
Income taxes payable	46,385	2,234	32,189	-	80,808
Other accrued liabilities	48,972	93,994	66,629	(12,457)	197,138

Total current liabilities	466,558	1,529,818	547,863	(2,188,953)	355,286

Long-term obligations	272,766	13,433	2,004	-	288,203

Other non-current liabilities	172,371	58,698	4,955	-	236,024

Minority interest	-	20,540	-	(12,046)	8,494

Shareholders' equity	483,707	1,412,652	185,062	(1,597,714)	483,707

Total liabilities and shareholders' equity	$ 1,395,402	$ 3,035,141	$ 739,884	$ (3,798,713)	$ 1,371,714

Condensed Consolidated
Statement of Cash Flow
(In thousands)

	2002 First Quarter				2001 First Quarter

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated

Net cash provided (used) by continuing operations	$ (5,792)	$ 2,151	$ 1,844	$ (1,797)	$ (23,439)	$ 19,242	$ (26,396)	$ (30,593)

Investment and Other Transactions: Property, plant and equipment acquired	-	(2,331)	(997)	(3,328)	-	(4,058)	(1,064)	(5,122)
Property, plant and equipment retired	-	208	143	351	25	914	141	1,080
Other, net	(11)	(58)	(3,207)	(3,276)	(83)	(1,909)	-	(1,992)

Net cash provided by investment and other transactions	(11)	(2,181)	(4,061)	(6,253)	(58)	(5,053)	(923)	(6,034)

Financing Activities: Borrowings under Credit Agreement	18,070	-	-	18,070	-	-	-	-
Credit Agreement financing fees	(966)	-	-	(966)	-	-	-	-
Repayment of borrowings under Credit Agreement	-	-	-	-	-	-	-	-
Credit Agreement financing fees	-	-	-	-	-	-	-	-
Borrowings under debtor in possession facility	-	-	-	-	25,000	-	-	25,000
Debtor-in-possession financing fees	-	-	-	-	-	-	-	-
Repayment of borrowings under debtor in possession facility	-	-	-	-	-	-	-	-
(Payments) issuance of long-term obligations	-	(191)	(906)	(1,097)	-	-	2,194	2,194
Increase (decrease) in short-term notes payable, net	-	-	1,341	1,341	-	-	6,964	6,964

Net cash (used) provided by financing activities	17,104	(191)	435	17,348	25,000	-	9,158	34,158

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	(2,083)	(2,083)	-	-	106	106
Cash (used) provided by Discontinued Operations	-	-	-	-	-	(9,778)	-	(9,778)

Increase (Decrease) in Cash and Cash Equivalents	11,301	(221)	(3,865)	7,215	1,503	4,411	(18,055)	(12,141)
Cash and Cash Equivalents at Beginning of Period	8,531	(3,107)	34,228	39,652	24,460	(3,219)	50,882	72,123

Cash and Cash Equivalents at End of Period	$ 19,832	$ (3,328)	$ 30,363	$ 46,867	$ 25,963	$ 1,192	$ 32,827	$ 59,982

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described in Item 5 - Other Information – Forward-Looking Statements and Cautionary Factors in Part II of this report. References to the “Company”, “we” and “our” refer to Joy Global Inc.

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes to the Consolidated Financial Statements.

2002 First Quarter as compared to 2001 First Quarter

Net Sales

The following table sets forth the combined net sales included in our Consolidated Statement of Operations:

Net Sales (In thousands)	2002 First Quarter	2001 First Quarter

Underground Mining Machinery	$ 197,518	$ 155,079
Surface Mining Equipment	88,853	112,427

	$ 286,371	$ 267,506

Total net sales for the 2002 First Quarter were 7% greater than total net sales in the 2001 First Quarter.

Net sales for underground mining machinery for the 2002 First Quarter were $42.4 million higher than net sales in the 2001 First Quarter. The increase was attributed to an increase in new machine sales and an increase in the sales of aftermarket products and services. The improvement in new machine sales this year as compared to last year was primarily due to the depressed levels of new machine sales last year and an increase in activity for continuous miners and shuttle cars in the United States and United Kingdom this year. Higher aftermarket product and service sales compared to a year ago continued to reflect the strength that was reported throughout fiscal 2001. Aftermarket parts shipments in the United States and from the United Kingdom continued to be higher than a year ago. While aftermarket product and service sales in South Africa increased from prior year levels, weakness in the South African Rand as compared to the U.S. Dollar caused such sales to decline when translated into U.S. Dollars. The stronger demand for coal and the associated higher prices coal producers are receiving have benefited new machine sales in the United States while the growing population of Joy equipment in operation in China has resulted in higher levels of repair parts and rebuild sales into that country.

Net sales for surface mining equipment in the 2002 First Quarter were $23.6 million lower than net sales in the 2001 First Quarter. The decrease was due to lower new machine sales, partially offset by an increase in aftermarket product and service sales. The decrease in new machine sales this year as compared to last year was primarily due to severe weakness in the global market for electric mining shovels. No electric mining shovels were booked in the mining marketplace during the 2002 First Quarter. The increase in aftermarket product and service sales was due to higher parts and service sales in North America, Australia and the Pacific Rim.

Operating Income

The following table sets forth the operating income (loss) included in our Consolidated Statement of Operations, adjustments due to fresh start accounting, and the resulting adjusted operating income:

In thousands	2002 First Quarter	2001 First Quarter

Operating income (loss):
Underground Mining Machinery	$ (20,619)	$ 7,819
Surface Mining Equipment	(19,532)	7,684
Corporate Expense	434	(3,591)

Total	$ (39,717)	$ 11,912

Adjustments to operating income (loss):
Fresh Start Accounting Items	$ 58,740	$ -
Predecessor goodwill amortization	-	2,354

	$ 58,740	$ 2,354

Adjusted operating income:
Underground Mining Machinery	$ 16,759	$ 9,866
Surface Mining Equipment	1,830	7,991
Corporate Expense	434	(3,591)

Total	$ 19,023	$ 14,266

The 2002 First Quarter fresh start accounting items consist of a $46.4 million charge for the increase to fair value of inventory that was charged to cost of sales, $3.3 million of additional depreciation expense associated with the revalued property, plant and equipment, and $9.0 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. The 2001 First Quarter adjustments to operating income consist of $2.4 million of amortization expense related to goodwill. Since goodwill is no longer amortized, this amount is removed from prior year operating income for comparative purposes.

Adjusted operating income for the 2002 First Quarter increased 33.3%, or $4.8 million, compared to adjusted operating income for the 2001 First Quarter. Adjusted EBITDA, which is adjusted operating income before interest, taxes, depreciation and amortization, was $22.3 million for the 2002 First Quarter compared to $22.9 million for the 2001 First Quarter.

Adjusted operating income from underground mining machinery for the 2002 First Quarter was $16.8 million compared to $9.9 million for the 2001 First Quarter. The improvement in operating income was due to the increase in sales volumes and the favorable impact of increased manufacturing burden absorption and continued cost controls.

Adjusted operating income for surface mining equipment for the 2002 First Quarter was $1.8 million compared to $8.0 million for the 2001 First Quarter. This decrease resulted from lower levels of new equipment shipments during the quarter and a reduction in manufacturing overhead absorption. In addition, lower production volumes resulted in workforce reductions that increased spending by approximately $2.0 million at our Milwaukee manufacturing facility.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense increased to $61.0 million in the 2002 First Quarter compared to $51.5 million in the 2001 First Quarter, due primarily to a $9.0 million fresh start accounting item. The fresh start accounting item consists of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. Product development, selling and administrative expense as a percentage of sales for the 2002 First Quarter was 21.3% compared to 19.3% for the prior year period. Excluding the 2002 First Quarter fresh start accounting item and the $2.4 million predecessor goodwill amortization in the 2001 First Quarter, adjusted product development, selling and administrative expense increased to $52.0 million in the 2002 First Quarter from $49.2 million in the 2001 First Quarter. As a percentage of sales, adjusted product development, selling and administrative expense decreased to 18.2% in the 2002 First Quarter as compared to 18.4% for the 2001 First Quarter.

Interest Expense

Interest expense for the 2002 First Quarter increased to $8.0 million as compared to $4.3 million in the 2001 First Quarter. This increase was principally due to interest expense on the Senior Notes and the Credit Facility included in the 2002 First Quarter, whereas the 2001 First Quarter only included interest expense on the debtor-in-possession facility and not on the liabilities classified as subject to compromise.

Provision for Income Taxes

Income tax expense for the 2002 First Quarter decreased to a net income tax benefit of ($18.5) million as compared to a $3.0 million income tax expense in the 2001 First Quarter. This decrease was principally due to the projected ability to benefit certain current year losses and deductions while similar items were not recognized in the prior year.

Backlog and Bookings

We believe that bookings and backlog are not necessarily good indicators of the underlying strength of our business. This is due to several factors, including the mix of original equipment and aftermarket business, the “lumpiness” of original equipment business and how original equipment sales flow through backlog, and the variability of unit prices and margins of our various products and services.

Our backlog as of February 2, 2002 was $247.1 million compared to $232.6 million at the beginning of the fiscal year. This backlog included $193.0 million related to underground mining machinery as compared to $186.7 million at the end of October 2001, and $54.1 million related to surface mining equipment as of February 2, 2002 as compared to $45.9 million at the end of October 2001. This increase in backlog was primarily the result of an increase in aftermarket parts orders for surface mining equipment. These backlog amounts exclude customer arrangements under long-term equipment life cycle management programs that extend for up to thirteen years.

New order bookings for the 2002 First Quarter totaled $300.9 million, an increase of $39.3 million or 15% from the 2001 First Quarter. Increased bookings for the 2002 First Quarter resulted from increases in bookings for both original equipment as well as aftermarket products and services for underground mining machinery and increases in bookings for aftermarket parts, offset by lower bookings for original equipment for surface mining equipment.

Financial Condition

Our $350 million Credit Agreement (the “Credit Agreement”) consists of a $250 million revolving loan maturing on October 31, 2005 and a $100 million term loan maturing on April 30, 2005. The Credit Agreement is secured by substantially all of our assets and the assets of our subsidiaries. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (2.25% to 3.25%) or the Base Rate (as defined in the Credit Agreement) plus the applicable margin (1.25% to 2.25%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.5% to 0.75% on the unused portion of the revolving loan.

We issued $108.8 million in 10.75% Senior Notes due 2006 under the Senior Notes Indenture between the Company and BNY Midwest Trust Company, as Trustee. The Senior Notes are unsecured. The principal amount of the Senior Notes is due at maturity on July 10, 2006. Interest is payable semi-annually on April 30 and October 31.

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

By amendment dated December 26, 2001, the Credit Agreement was amended to reflect certain debt covenant modifications and clarification of certain definitional and administrative items. The debt covenant amendments included increasing the amount of allowable rent expense we may incur on an annual basis from $15 million to $25 million and providing more favorable financial covenants for future measurement periods over the remaining term of the Credit Agreement.

At February 2, 2002, outstanding borrowings under the Credit Agreement were $182 million. In addition, outstanding letters of credit issued under the Credit Agreement, which count toward the $350 million credit limit, totaled approximately $61 million. As of February 2, 2002, there was $89 million available for additional borrowings and letters of credit under the Credit Agreement.

On February 27, 2002, we announced our intention to issue $200 million of senior subordinated notes in a Rule 144A transaction promulgated under the Securities Act of 1933. We intend to use the net proceeds of the note offering to prepay the term loan under the Credit Agreement and the Senior Notes.

Cash Flow from Continuing Operations

Net cash flow used by continuing operations was $1.8 million for the 2002 First Quarter compared to net cash used by continuing operations of $30.6 million for the 2001 First Quarter. The use of cash in the 2002 First Quarter was primarily the result of a $20.7 million increase in inventories and a $17.1 million decrease in accounts payable, employee compensation and other accrued liabilities offset by a decrease of $13.0 million in restricted cash and a $10.3 million decrease in accounts receivable. The increase in inventories is primarily the result of the delay in receiving orders for new equipment anticipated to be received during the 2002 First Quarter while the decrease in the accrued liabilities was primarily associated with the payment of professional fees and year-end bonuses. The decrease in the restricted cash account resulted from the payment of professional fees associated with implementation of the Plan of Reorganization and the decrease in accounts receivable was attributed to cash collection activities.

During the 2002 First Quarter the Company increased its borrowings under the Credit Agreement by $18.1 million.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect SFAS No. 143 to have a material effect on our consolidated financial position, results of operations or liquidity.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 generally establishes a standard framework from which to measure impairment of long-lived assets and expands the Accounting Principles Board (“APB”) 30, “Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” to include a component of the entity (rather than a segment of the business). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect SFAS No. 144 to have a material effect on our consolidated financial position, results of operations or liquidity.

On December 12, 2001, the Securities and Exchange Commission (“SEC”) issued FR 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”. FR 60 is an intermediate step to alert companies to the need for improving investor awareness of the sensitivity of financial statements to the methods, assumptions and estimates underlying their preparation including the judgments and uncertainties affecting the application of accounting policies, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions. For a summary of our accounting policies see Significant Accounting Policies in our Annual Report to Shareholders on Form 10-K for the year ended October 31, 2001. The more critical of these policies include revenue recognition, the use of estimates in valuing inventory and the periodic assessment of carrying values of our long-lived tangible and intangible assets.

On January 22, 2002, the SEC issued FR 61, “Commission Statement About Management’s Discussion and Analysis of Financial Condition and Results of Operations”. FR 61 suggests steps that issuers should consider in meeting or improving their current disclosure obligations with respect to certain topics including off balance sheet arrangements, related party transactions and aggregated disclosure of a registrant’s contractual obligations and commitments, among others. The SEC intends to issue formal rules in this area. We are presently reviewing the suggested disclosures as set forth in FR 61.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Volatility in interest rates and foreign exchange rates can impact our earnings, equity and cash flow. From time to time we undertake transactions to hedge this impact. Under Financial Accounting Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, a hedge instrument is considered effective if it offsets partially or completely the negative impact on earnings, equity and cash flow due to fluctuations in interest and foreign exchange rates. In accordance with our policy, we do not execute derivatives that are speculative or that increase our risk from either interest rate or foreign exchange rate fluctuations. At February 2, 2002, we were not party to any interest rate derivative contracts. Foreign exchange derivatives at that date were exclusively in the form of forward exchange contracts executed over-the-counter. The counterparties to these contracts are several commercial banks, all of which hold investment grade ratings. There is a concentration of these contracts at JPMorgan Chase Bank.

Our Foreign Exchange Risk Management Policy is a risk-averse policy under which most exposures that impact earnings and cash flow are fully hedged, subject to a net $5 million equivalent of permitted exposures per currency. Exposures that impact only equity or that do not have a cash flow impact are generally not hedged with derivatives. There are two categories of foreign exchange exposures that are hedged: assets and liabilities denominated in a foreign currency and future committed receipts or payments denominated in a foreign currency. These exposures normally arise from imports and exports of goods and from intercompany trade and lending activity.

As of February 2, 2002, the nominal or face value of forward foreign exchange contracts to which we were a party was $94.7 million in absolute U.S. Dollar equivalent terms.

PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings

See Item 3 – Legal Proceedings of Part I of our annual report on Form 10-K for the year ended October 31, 2001. The Complaint filed by the Beloit Liquidating Trust on November 21, 2001, seeking, among other things, the revocation of the confirmation order for the POR has been voluntarily dismissed by the Beloit Liquidating Trust.

Item 2.     Changes in Securities

Pursuant to the Plan of Reorganization, on July 12, 2001, all outstanding shares of the common stock of the Predecessor Company were cancelled, 150,000,000 shares of new common stock of Joy Global Inc. $1.00 par value were authorized, and 50,000,000 shares were designated for distribution to holders of allowed claims against the Predecessor Company. Pursuant to an order of the Bankruptcy Court, on February 6, 2002, the Company issued 228,395 shares of common stock to Houlihan Lokey Howard & Zukin Capital for bankruptcy fees and expenses. These shares, together with the other distributions of common stock bring the total number of shares distributed to date to 43,140,688. The shares distributed to Houlihan Lokey Howard & Zukin Capital are in addition to the 50,000,000 shares designated for distribution to creditors under the POR.

Our Stock Incentive Plan authorizes the grant of up to 5,556,000 stock options, performance units and other stock-based awards to officers, employees and directors. Grants of approximately 2.8 million shares were made to approximately 175 individuals on July 16, 2001, November 1, 2001 and February 1, 2002 with exercise prices of $13.76, $17.49 and $17.49, respectively. The July 16, 2001 grant included grants of options to purchase 10,000 shares to each of our six outside directors. In addition, options to purchase 5,000 shares were granted to each of our six outside directors on February 27, 2002 with an exercise price of $15.84. We plan to make a fourth grant to employees of approximately nine hundred thousand of stock options on May 1, 2002.

Item 3.     Defaults upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of fiscal 2002.

Item 5.     Other Information – Forward-Looking Statements and Cautionary Factors

This report and other documents or oral statements we make or made on our behalf contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements are not historical facts, but only predictions and generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, or other words or phrases of similar import. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated. In addition to any factors that may accompany forward-looking statements, factors that could materially affect actual results include the following.

Our principal businesses involve designing, manufacturing, marketing and servicing large, complex machines. Significant periods of time are necessary to design and build these machines. Large amounts of capital must be devoted by our customers to purchase these machines and to finance the mines that use them. Our success in obtaining and managing a relatively small number of sales opportunities, including our success in securing payment for such sales and meeting the requirements of warranties and guarantees associated with such sales, can affect our financial performance. In addition, many mines are located in undeveloped or developing economies where business conditions are less predictable. In recent years, up to 47% of our total sales occurred outside the United States.

Additional factors that could cause actual results to differ materially from those contemplated include:

  Factors affecting customers’ purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles, and production and consumption rates of coal, copper, iron, gold, oil and other ores and minerals; the cash flows of customers; the cost and availability of financing to customers and the ability of customers to obtain regulatory approval for investments in mining projects; consolidations among customers; the effects of rising energy costs on customer operations; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

  Factors affecting our ability to capture available sales opportunities, including: customers’ perceptions of the quality and value of our products and services as compared to competitors’ products and services; whether we have successful reference installations to display to customers; customers’ perceptions of the health and stability as compared to our competitors; our ability to assist customers with competitive financing programs; and the availability of manufacturing capacity at our factories.

  Factors affecting general business levels, such as: political and economic turmoil in major markets such as the United States, Canada, Europe, Asia and the Pacific Rim, South Africa, Australia and Chile; environmental and trade regulations; and the stability and ease of exchange of currencies.

  Factors affecting our ability to successfully manage the sales we obtain, such as: the accuracy of our cost and time estimates; the adequacy of our cost and control systems; and our success in delivering products and completing service projects on time and within budget; our success in recruiting and retaining managers and key employees; wage stability and cooperative labor relations; plant capacity and utilization; and whether acquisitions are assimilated and divestitures completed without notable surprises or unexpected difficulties.

  Factors affecting our general business, such as: unforeseen patent, tax, product, environmental, employee health and benefit, or contractual liabilities; nonrecurring restructuring and other special charges; changes in accounting or tax rules or regulations; reassessments of asset valuations for such assets as receivables, inventories, fixed assets and intangible assets; and leverage and debt service.

  Various other factors beyond our control.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits:
Stock option agreement dated February 1, 2002
(b)	Reports on Form 8-K
Form 8-K Report dated as of January 25, 2002 Item 8 “Change in Fiscal Year”
Form 8-K Report dated as of March 1, 2002 Item 9 “Other Events”

          FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOY GLOBAL INC. (Registrant)

Date March 15, 2002	/s/ Donald C. Roof Donald C. Roof Executive Vice President, Chief Financial Officer and Treasurer

Date March 15, 2002	/s/ Michael S. Olsen Michael S. Olsen Vice President and Controller and Chief Accounting Officer