Form 10-Q
period 2002-05-04
JOY GLOBAL INC
filed 2002-06-14
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED        May 4, 2002

OR

[       ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD from                       to

Commission File number 1-9299

JOY GLOBAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)		39-1566457 (I.R.S. Employer Identification No.)
100 East Wisconsin Ave, Suite 2780 Milwaukee, Wisconsin 53202 (Address of principal executive offices) (Zip Code) (414) 319-8500 (Registrant’s Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.         Yes [ X ]          No [     ]

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS.

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.         Yes [ X ]          No [     ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value	Outstanding at May 31, 2002 43,140,688 shares

JOY GLOBAL INC.

FORM 10-Q -- INDEX
May 4, 2002

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

JOY GLOBAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	Successor Company May 4, 2002	Predecessor Company April 30, 2001	Successor Company May 4, 2002	Predecessor Company April 30, 2001

Net sales	$289,206	$287,755	$575,577	$555,261
Costs and expenses:
Cost of sales	230,686	212,958	500,967	417,559
Product development, selling and administrative expenses	48,915	55,567	109,897	107,106
Reorganization plan credits and other, net	(798)	-	(5,761)	-
Other income	(834)	(457)	(1,046)	(1,003)
Operating income (loss)	11,237	19,687	(28,480)	31,599

Interest income	813	621	1,282	1,206
Interest expense	(8,655)	(4,308)	(16,614)	(8,623)
Income (loss) before reorganization items	3,395	16,000	(43,812)	24,182

Reorganization items	-	18,915	-	30,206
Income (loss) before income taxes and minority interest	3,395	(2,915)	(43,812)	(6,024)

Benefit (provision) for income taxes	(1,510)	(3,000)	16,940	(6,000)
Minority interest	(635)	(546)	(1,013)	(687)
Income (loss) from continuing operations before extraordinary item	1,250	(6,461)	(27,885)	(12,711)

Gain (loss) from discontinued operations	-	5,878	-	(3,170)
Extraordinary item - loss on early retirement of debt, net of tax benefit of $3,240	(4,860)	-	(4,860)	-

Net loss	$(3,610)	$(583)	$(32,745)	$(15,881)

Basic and diluted income (loss) per share: (Note 3)
Continuing operations	$0.02		$(0.56)
Extraordinary item	(0.10)		(0.10)
Net loss	$(0.08)		$(0.66)

Average common shares (for per share purposes)	50,221		50,110

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	Successor Company
	May 4, 2002	October 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$44,053	$39,652
Restricted cash	2,095	19,413
Accounts receivable, net	196,213	209,455
Inventories	482,821	513,854
Other current assets	14,110	16,225
Total current assets	739,292	798,599

Property, plant and equipment, net	241,377	251,916
Intangible assets, net	229,076	243,595
Excess reorganization value	22,547	22,547
Deferred tax assets	27,440	-
Other assets	59,171	55,057
Total assets	$1,318,903	$1,371,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term debt	$1,076	$1,733
Trade accounts payable	84,445	75,607
Income taxes payable	74,778	80,808
Other accrued liabilities	169,343	197,138
Total current liabilities	329,642	355,286

Long-term debt	282,650	288,203

Other non-current liabilities	240,948	236,024

Minority interest	10,047	8,494

Shareholders’ equity	455,616	483,707

Total liabilities and shareholders’ equity	$1,318,903	$1,371,714

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(In thousands)

	Six Months Ended
	Successor Company May 4, 2002	Predecessor Company April 30, 2001
Operating Activities:
Net income (loss)	$(32,745)	$(15,881)
Add (deduct) - Items not affecting cash:
Extraordinary loss on retirement of debt, net of tax benefits	4,860	-
Loss from discontinued operations	-	3,170
Reorganization items	-	4,416
Minority interest	1,013	687
Depreciation and amortization	33,378	21,983
Amortization of finance fees	1,687	3,390
Fresh start inventory taken to cost of sales	51,323	-
Deferred income taxes	(27,350)	47
Other, net	(1,139)	(434)
Changes in Working Capital Items:
(Increase) decrease in restricted cash	17,318	-
(Increase) decrease in accounts receivable, net	14,587	(25,214)
(Increase) decrease in inventories	(18,576)	(22,589)
(Increase) decrease in other current assets	2,685	(4,237)
Increase (decrease) in accounts payable	7,999	(6,399)
Increase (decrease) in employee compensation and benefits	(2,733)	(5,409)
Increase (decrease) in advance payments and progress billings	(503)	11,571
Increase (decrease) in other accrued liabilities	(26,476)	(4,421)
Net cash provided (used) by operating activities	25,328	(39,320)

Investment and Other Transactions:
Property, plant and equipment acquired	(8,224)	(10,010)
Property, plant and equipment retired	1,127	1,993
Other, net	5,023	2,579
Net cash used by investment and other transactions	(2,074)	(5,438)

Financing Activities:
Issuance of 8.75% Senior Subordinated Notes	200,000	-
Redemption of 10.75% Senior Notes	(113,686)	-
Payment of Term Loan	(100,000)	-
Financing fees	(7,975)	-
Borrowings (repayments) under Credit Agreement, net	3,174	-
Borrowings under debtor-in-possession facility	-	45,000
Repayment of borrowings under debtor-in-possession facility	-	(5,000)
Net issuance (payments) of long-term obligations	(362)	2,065
Increase (decrease) in short-term notes payable, net	15	(8,066)

Net cash provided (used) by financing activities	(18,834)	33,999

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(19)	(743)
Cash Used by Discontinued Operations	-	(13,715)
Increase (Decrease) in Cash and Cash Equivalents	4,401	(25,217)
Cash and Cash Equivalents at Beginning of Period	39,652	72,123
Cash and Cash Equivalents at End of Period	$44,053	$46,906

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 4, 2002
(Unaudited)

1. Basis of Presentation

Joy Global Inc. (the “Company”, the “Successor Company”, “we”, “us” and “our”) was known as Harnischfeger Industries, Inc. (the “Predecessor Company”) prior to July 12, 2001 (the “Effective Date”). On June 7, 1999 the Predecessor Company and substantially all of its domestic operating subsidiaries filed voluntary petitions for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). By order dated May 29, 2001, the Bankruptcy Court confirmed our Plan of Reorganization (the “POR”) and we formally emerged from bankruptcy on the Effective Date.

The Financial Statements presented in this Form 10-Q are unaudited and have been prepared by us according to the rules and regulations of the Securities and Exchange Commission and according to the principles of fresh start accounting set forth in the American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). As a result of the application of fresh start accounting at June 23, 2001, the Successor Company’s financial statements are not comparable to those of the Predecessor Company.

During the first quarter of fiscal 2002, we amended our by-laws to adopt a 52- or 53-week fiscal year and changed our fiscal year-end date from October 31 to the Saturday nearest October 31. Likewise, beginning with the first quarter of fiscal 2002, each of our fiscal quarters will now consist of 13 weeks, except for any fiscal years consisting of 53 weeks that will add one week to the first quarter. This change did not have a material effect on our revenue or results of operations for the second quarter of fiscal 2002.

The following table describes the periods presented in the financial statements and accompanying notes:

Period	Referred to as

Results for the Successor Company
From February 3, 2002 through May 4, 2002	“2002 Second Quarter”
From November 1, 2001 through May 4, 2002	“2002 Six Months”

Results for the Predecessor Company
From February 1, 2001 through April 30, 2001	“2001 Second Quarter”
From November 1, 2000 through April 30, 2001	“2001 Six Months”

In the opinion of management, all adjustments necessary for the fair presentation on a going concern basis of the results of operations, cash flows, and financial position for all periods presented have been made. All adjustments made are of a normal recurring nature, except for those relating to fresh start accounting which are more fully discussed in these notes.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2001. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of the financial statements in conformity with generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

2. Borrowings and Credit Facilities

Our Credit Agreement with Deutsche Banc Alex. Brown (the “Credit Agreement”) provides for a $250 million revolving loan facility that matures on October 31, 2005. Borrowings under the Credit Agreement are limited by a borrowing base calculation which, at the end of the 2002 Second Quarter, exceeded the $250 million. Substantially all assets of the Company and its subsidiaries are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (2.25% to 3.25%), or the Base Rate (as defined in the Credit Agreement) plus the applicable margin (1.25% to 2.25%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.5% to 0.75% on the unused portion of the Credit Agreement.

On March 18, 2002 we completed the offering of $200.0 million aggregate principal amount of 8.75% Senior Subordinated Notes due March 15, 2012 in a private placement under Rule 144A of the Securities Act of 1933. We used approximately $100.5 million of the net proceeds of the offering to prepay the term loan provided under the Credit Agreement. Prepayment of the term loan included the payment of accrued interest. The balance of the net proceeds of the Senior Subordinated Notes offering, together with other company funds, was used to redeem our 10.75% Senior Notes due 2006. An extraordinary loss of $4.9 million , net of a tax benefit of $3.2 million, was incurred as a result of the early retirement of debt, consisting of $4.4 million of retirement premiums and the $3.7 million write-off of associated debt issuance costs related to the term loan. Our Form S-4 registration statement providing for the exchange of the privately placed notes for registered notes was declared effective by the Securities and Exchange Commission on May 16, 2002. The exchange offering expires June 19, 2002.

The Credit Agreement contains restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness and liens, asset sales, and capital expenditures. The covenants in the indenture for the Senior Subordinated Notes are generally less restrictive than the covenants in the Credit Agreement and relate to, among other things, limitations on indebtedness and asset sales. Interest coverage, leverage and EBITDA covenants in the Credit Agreement become more restrictive over the term of the agreement.

At May 4, 2002, outstanding borrowings under the Credit Agreement were $67.1 million and outstanding letters of credit issued under the Credit Agreement, which count toward the $250 million credit limit, totaled approximately $62.8 million. As of May 4, 2002, the borrowing base calculated in accordance with the Credit Agreement amounted to $331.1 million and accordingly there was $120.1 million available for additional borrowings and letters of credit under the Credit Agreement.

3. Shareholders’ Equity

We have 150,000,000 shares of authorized common stock, par value $1.00 per share, 50,228,395 of which will ultimately be distributed in connection with our emergence from bankruptcy and are deemed outstanding for accounting purpose at May 4, 2002. On July 31, 2001, we distributed 39,743,681 shares of common stock to holders of allowed pre-petition claims against the Predecessor Company. On January 31, 2002, we released our second distribution under the POR amounting to 3,168,612 shares of common stock. The second distribution was based on approximately $1.33 billion of “current adjusted claims” and, when combined with the initial distribution, equated one share of Joy Global Inc. common stock for each $26.56 of allowed claim.

Pursuant to an order of the Bankruptcy Court, on February 6, 2002, we issued 228,395 shares of common stock to Houlihan Lokey Howard & Zukin Capital. These shares, together with the other distributions of common stock under the terms of the POR, bring the total number of shares distributed to date to 43,140,688. As of May 4, 2002, 7,087,707 shares are designated for future distribution under the POR and held in a disputed claims equity reserve pending resolution of certain remaining claims against the Predecessor Company.

Our Stock Incentive Plan authorizes the grant of up to 5,556,000 stock options, performance units and other stock-based awards to officers, employees and directors. Grants of approximately 3.6 million shares were made to approximately 175 individuals on July 16, 2001, November 1, 2001, February 1, 2002 and May 1, 2002 with exercise prices of $13.76, $17.49, $17.49 and $16.09 respectively. The July 16, 2001 grant included grants of options to purchase 10,000 shares to each of the Company’s six outside directors. In addition, options to purchase 5,000 shares were granted to each of the Company’s six outside directors on February 27, 2002 with an exercise price of $15.84.

Separate Statements of Shareholders’ Equity are not required to be presented for interim periods. However, comprehensive loss consisted of the following:

	2002	2001
	Six	Six
In thousands	Months	Months
Net loss	$(32,745)	$(15,881)
Comprehensive loss:
Translation adjustment	684	(8,979)
Derivative fair value adjustment	270	(445)
Total comprehensive loss	$(31,791)	$(25,305)

Options to purchase approximately 3.6 million shares of common stock that were outstanding at May 4, 2002 are not included in the computation of diluted earnings per share because the additional shares would reduce the (loss) per share amount from continuing operations and, therefore, would be anti-dilutive.

Per share and share information for the Predecessor Company for periods presented in the Consolidated Statements of Operations have been omitted as such information is deemed not to be meaningful.

4. Contingent Liabilities:

The Company or its subsidiaries are involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure related to these environmental matters, we believe that the resolution of these matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

The Company or its subsidiaries are also parties to litigation matters and claims that are normal in the course of their operations. Also, as a normal part of their operations, the Company’s subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolution may affect the results of operations on a quarter-to-quarter basis, we believe that such matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

5.  Reorganization Plan Credits and Other, net

The following table displays reorganization plan credits and other items:

	2002	2002	2002
In thousands	First Quarter	Second Quarter	Six Months
Beloit note receivable reserve	$4,963	$2,237	$7,200
Other, net	-	(1,439)	(1,439)
	$4,963	$798	$5,761

At the Emergence Date, we held a note receivable from Beloit Corporation in the amount of $7.2 million. Due to the uncertainty as to the collectibility of this note, we reserved the entire $7.2 million. At February 2, 2002, we reduced this reserve to the remaining outstanding balance of $2.2 million, creating a reorganization plan credit of $5.0 million in the first quarter of 2002. On February 15, 2002 the note was paid in full, the agreement was terminated and the remaining $2.2 million reserve was recorded to the reorganization plan credit in the 2002 Second Quarter.

Other, net includes legal fees, professional fee settlements and a loss on the sale of a building related to pre-emergence activities, as well as a write-down of a note receivable related to a discontinued operation.

6. Income Taxes

On a consolidated basis, our effective income tax rate for the 2002 Six Months was 39%. This rate is greater than the statutory rate of 35% primarily due to the projected utilization of tax loss carryforwards whose income tax benefits are not allowed to be recognized due to fresh start accounting, certain unbenefited current year losses and state taxes, partially offset by global income tax rate differentials and mix of earnings.

7. Inventories

Consolidated inventories consisted of the following:

	May 4,	October 31,
In thousands	2002	2001
Finished goods	$341,574	$293,646
Work in process	113,200	190,615
Raw materials	28,047	29,593
	$482,821	$513,854

In connection with the implementation of fresh start accounting, we revalued our inventories on the Effective Date to their fair values (estimated selling prices less costs to complete, cost of disposal and a reasonable profit allowance), resulting in a $156 million increase in inventory values. Of this increase, $53.6 million and $2.2 million remained in inventory at October 31, 2001 and May 4, 2002, respectively.

8. Segment Information

At May 4, 2002, we had two reportable segments, Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income or expense and provision (benefit) for income taxes. There are no significant intersegment sales. Total continuing operations assets are those used in the segment’s operations. Corporate assets consist primarily of property, deferred financing costs, cash, restricted cash, excess reorganization value and deferred tax assets.

Business Segment Information

In thousands	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
		(1)
2002 Second Quarter Underground Mining Machinery	$184,653	$16,712	$7,431	$3,871	$699,165
Surface Mining Equipment	104,553	(2,160)	5,300	1,025	535,457
Total continuing operations	289,206	14,552	12,731	4,896	1,234,622
Corporate	-	(3,315)	884	-	84,281
Consolidated Total	$289,206	$11,237	$13,615	$4,896	$1,318,903

2001 Second Quarter Underground Mining Machinery	$173,171	$12,373	$7,474	$1,615	$825,339
Surface Mining Equipment	114,584	11,210	3,321	2,512	438,823
Total continuing operations	287,755	23,583	10,795	4,127	1,264,162
Discontinued operations	-	-	-	-	14,734
Corporate	-	(3,896)	1,912	761	14,695
Consolidated Total	$287,755	$19,687	$12,707	$4,888	$1,293,591

2002 Six Months Underground Mining Machinery	$382,171	$(3,907)	$20,893	$6,050	$699,165
Surface Mining Equipment	193,406	(21,692)	12,380	2,174	535,457
Total continuing operations	575,577	(25,599)	33,273	8,224	1,234,622
Corporate	-	(2,881)	1,792	-	84,281
Consolidated Total	$575,577	$(28,480)	$35,065	$8,224	$1,318,903

2001 Six Months Underground Mining Machinery	$328,250	$20,192	$14,857	$4,429	$825,339
Surface Mining Equipment	227,011	18,894	6,689	4,820	438,823
Total continuing operations	555,261	39,086	21,546	9,249	1,264,162
Discontinued operations	-	-	-	-	14,734
Corporate	-	(7,487)	3,827	761	14,695
Consolidated Total	$555,261	$31,599	$25,373	$10,010	$1,293,591

(1) - Includes fresh start accounting charges of $4.7 million and $42.1 million for Underground Mining Machinery and $5.2 million and $26.5 million for Surface Mining Equipment for the Three and Six Months Ended May 4, 2002, respectively.

Geographical Segment Information

In thousands	Total Sales	Interarea Sales	Sales to Unaffiliated Customers	Operating Income (Loss)	Total Assets
				(1)
2002 Second Quarter United States	$204,576	$(43,066)	$161,510	$5,839	$1,101,239
Europe	55,292	(19,584)	35,708	11,463	137,668
Other Foreign	94,153	(2,165)	91,988	9,449	267,386
Interarea Eliminations	(64,815)	64,815	-	(12,199)	(271,671)
	$289,206	$-	$289,206	$14,552	$1,234,622

2001 Second Quarter United States	$198,296	$(38,950)	$159,346	$10,230	$1,346,674
Europe	46,302	(11,694)	34,608	9,279	317,389
Other Foreign	96,501	(2,700)	93,801	10,405	256,432
Interarea Eliminations	(53,344)	53,344	-	(6,331)	(656,333)
	$287,755	$-	$287,755	$23,583	$1,264,162

2002 Six Months United States	$413,321	$(71,988)	$341,333	$(31,353)	$1,101,239
Europe	128,485	(53,576)	74,909	22,214	137,668
Other Foreign	164,323	(4,988)	159,335	6,877	267,386
Interarea Eliminations	(130,552)	130,552	-	(23,337)	(271,671)
	$575,577	$-	$575,577	$(25,599)	$1,234,622

2001 Six Months United States	$395,245	$(74,376)	$320,869	$18,738	$1,346,674
Europe	98,417	(36,644)	61,773	19,344	317,389
Other Foreign	178,961	(6,342)	172,619	16,615	256,432
Interarea Eliminations	(117,362)	117,362	-	(15,611)	(656,333)
	$555,261	$-	$555,261	$39,086	$1,264,162

(1) - Includes fresh start accounting charges of $4.1 million for the United States, $0.3 million for Europe and $5.5 million for Other Foreign for the Three Months Ended May 4, 2002 and $51.2 million for the United States, $0.5 million for Europe and $16.9 for Other Foreign for the Six Months Ended May 4, 2002.

9. Recent Accounting Pronouncements

We adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” upon implementation of fresh start accounting. Goodwill amortization, net of tax, for the 2001 Second Quarter and 2001 Six Months was $2.3 million and $4.7 million, respectively. Under SFAS No. 142, adjusted net income (loss) would have been $1.7 million and $(11.2) million for the 2001 Second Quarter and 2001 Six Months, respectively. In accordance with SFAS No. 142, we do not amortize excess reorganization value or indefinite-lived intangible assets.

In July 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect SFAS No. 143 to have a material effect on our consolidated financial position, results of operations or liquidity.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 generally establishes a standard framework from which to measure impairment of long-lived assets and expands the Accounting Principles Board (“APB”) 30, “Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” to include a component of the entity (rather than a segment of the business). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect SFAS No. 144 to have a material effect on our consolidated financial position, results of operations or liquidity.

10. Subsidiary Guarantors

The following tables present condensed consolidated financial information for the 2002 Second Quarter, 2001 Second Quarter, 2002 Six Months and 2001 Six Months for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Subordinated Notes, which include substantially all the domestic subsidiaries of the Company (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of the foreign subsidiaries of the Company (“Non-Guarantor Subsidiaries”).

Condensed Consolidated
Statement of Operations
(In thousands)

	2002 Second Quarter					2001 Second Quarter
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$204,576	$149,445	$(64,815)	$289,206	$-	$198,296	$142,803	$(53,344)	$287,755

Cost of sales	-	164,581	118,721	(52,616)	230,686	-	151,139	108,832	(47,013)	212,958
Product development, selling and administrative expenses	3,521	35,391	10,003	-	48,915	3,347	37,942	14,278	-	55,567
Reorganization plan credits and other, net	(1,143)	345	-	-	(798)	-	-	-	-	-
Other (income) expense	(23)	(622)	(189)	-	(834)	175	(644)	12	-	(457)
Operating income (loss)	(2,355)	4,881	20,910	(12,199)	11,237	(3,522)	9,859	19,681	(6,331)	19,687

Intercompany items	5,658	(7,841)	(9,455)	11,638	-	6,776	(9,473)	(4,759)	7,456	-
Interest income (expense), net	(7,976)	(351)	485	-	(7,842)	(2,116)	(21)	(1,550)	-	(3,687)
Income (loss) before reorganization items	(4,673)	(3,311)	11,940	(561)	3,395	1,138	365	13,372	1,125	16,000

Reorganization items	-	-	-	-	-	(18,915)	-	-	-	(18,915)
Income (loss) before income taxes and minority interest	(4,673)	(3,311)	11,940	(561)	3,395	(17,777)	365	13,372	1,125	(2,915)

(Provision) benefit for income taxes	4,354	(1,929)	(3,935)	-	(1,510)	4,215	(3,042)	(4,173)	-	(3,000)
Minority interest	-	(635)	-	-	(635)	-	(546)	-	-	(546)
Equity in income (loss) of subsidiaries	1,569	17,052	975	(19,596)	-	13,246	13,649	1,424	(28,319)	-
Income (loss) from continuing operations	1,250	11,177	8,980	(20,157)	1,250	(316)	10,426	10,623	(27,194)	(6,461)

Gain (loss) from discontinued operations	-	-	-	-	-	(267)	6,608	(463)	-	5,878
Extraordinary item - loss on early retirement of debt, net of tax benefit of $3,240	(4,860)	-	-	-	(4,860)	-	-	-	-	-
Net income (loss)	$(3,610)	$11,177	$8,980	$(20,157)	$(3,610)	$(583)	$17,034	$10,160	$(27,194)	$(583)

Condensed Consolidated
Statement of Operations
(In thousands)

	2002 Six Months					2001 Six Months
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$413,321	$292,808	$(130,552)	$575,577	$-	$395,245	$277,378	$(117,362)	$555,261

Cost of sales	-	366,788	241,394	(107,215)	500,967	-	306,649	212,661	(101,751)	417,559
Product development, selling and administrative expenses	7,320	80,024	22,553	-	109,897	6,410	71,907	28,789	-	107,106
Reorganization plan credits and other, net	(6,106)	345	-	-	(5,761)	-	-	-	-	-
Other (income) expense	(44)	(775)	(227)	-	(1,046)	350	(1,325)	(28)	-	(1,003)
Operating income (loss)	(1,170)	(33,061)	29,088	(23,337)	(28,480)	(6,760)	18,014	35,956	(15,611)	31,599

Intercompany items	11,739	(18,662)	(14,586)	21,509	-	12,779	(20,323)	(9,697)	17,241	-
Interest income (expense), net	(15,386)	(617)	671	-	(15,332)	(4,027)	(29)	(3,361)	-	(7,417)
Income (loss) before reorganization items	(4,817)	(52,340)	15,173	(1,828)	(43,812)	1,992	(2,338)	22,898	1,630	24,182

Reorganization items	-	-	-	-	-	(30,206)	-	-	-	(30,206)
Income (loss) before income taxes and minority interest	(4,817)	(52,340)	15,173	(1,828)	(43,812)	(28,214)	(2,338)	22,898	1,630	(6,024)

(Provision) benefit for income taxes	27,977	(2,958)	(8,079)	-	16,940	7,360	(6,138)	(7,222)	-	(6,000)
Minority interest	-	(1,013)	-	-	(1,013)	-	(687)	-	-	(687)
Equity in income (loss) of subsidiaries	(51,045)	26,082	1,979	22,984	-	16,690	22,836	2,473	(41,999)	-
Income (loss) from continuing operations	(27,885)	(30,229)	9,073	21,156	(27,885)	(4,164)	13,673	18,149	(40,369)	(12,711)

Gain (loss) from discontinued operations	-	-	-	-	-	(11,717)	9,304	(757)	-	(3,170)
Extraordinary item - loss on early retirement of debt, net of tax benefit of $3,240	(4,860)	-	-	-	(4,860)	-	-	-	-	-
Net income (loss)	$(32,745)	$(30,229)	$9,073	$21,156	$(32,745)	$(15,881)	$22,977	$17,392	$(40,369)	$(15,881)

Condensed Consolidated
Balance Sheet
May 4, 2002
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS Current assets: Cash and cash equivalents	$8,900	$2,995	$32,158	$-	$44,053
Restricted cash	2,095	-	-	-	2,095
Intercompany receivables, net	273,405	1,321,962	118,922	(1,714,289)	-
Accounts receivable, net	-	110,356	90,801	(4,944)	196,213
Inventories	-	324,680	184,105	(25,964)	482,821
Prepaid income taxes	(2,230)	-	2,230	-	-
Other current assets	1,622	6,563	5,888	37	14,110
Total current assets	283,792	1,766,556	434,104	(1,745,160)	739,292

Property, plant and equipment, net	782	175,576	65,019	-	241,377
Intangible assets, net	-	237,342	(8,266)	-	229,076
Excess reorganization value	11,245	11,302	-	-	22,547
Investment in affiliates	995,439	784,947	21,281	(1,801,603)	64
Deferred tax assets	27,440	-	-	-	27,440
Other assets	19,016	7,301	32,790	-	59,107
Total assets	$1,337,714	$2,983,024	$544,928	$(3,546,763)	$1,318,903

LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities: Short-term notes payable, including current portion of long-term debt	$-	$1,061	$15	$-	$1,076
Intercompany payables, net	370,778	1,180,487	357,992	(1,909,257)	-
Trade accounts payable	723	40,495	43,227	-	84,445
Income taxes payable	43,448	4,721	26,609	-	74,778
Other accrued liabilities	22,966	90,234	70,186	(14,043)	169,343
Total current liabilities	437,915	1,316,998	498,029	(1,923,300)	329,642

Long-term obligations	267,104	13,439	2,107	-	282,650

Other non-current liabilities	177,079	58,997	4,872	-	240,948

Minority interest	-	10,047	-	-	10,047

Shareholders’ equity	455,616	1,583,543	39,920	(1,623,463)	455,616
Total liabilities and shareholders’ equity	$1,337,714	$2,983,024	$544,928	$(3,546,763)	$1,318,903

Condensed Consolidated
Balance Sheet
October 31, 2001
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS Current assets: Cash and cash equivalents	$8,531	$(3,107)	$34,228	$-	$39,652
Restricted cash	19,413	-	-	-	19,413
Intercompany receivables, net	296,735	1,341,020	304,779	(1,942,534)	-
Accounts receivable, net	-	107,351	109,581	(7,477)	209,455
Inventories	-	353,477	180,381	(20,004)	513,854
Prepaid income taxes	(3,517)	-	3,517	-	-
Other current assets	4,466	5,515	6,017	227	16,225
Total current assets	325,628	1,804,256	638,503	(1,969,788)	798,599

Property, plant and equipment, net	887	184,345	66,684	-	251,916
Intangible assets, net	-	251,797	(8,202)	-	243,595
Excess reorganization value	11,246	11,301	-	-	22,547
Investment in affiliates	1,044,674	765,013	19,302	(1,828,925)	64
Other assets	12,967	18,429	23,597	-	54,993
Total assets	$1,395,402	$3,035,141	$739,884	$(3,798,713)	$1,371,714

LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities: Short-term notes payable, including current portion of long-term debt	$-	$811	$922	$-	$1,733
Intercompany payables, net	370,778	1,396,767	408,951	(2,176,496)	-
Trade accounts payable	423	36,012	39,172	-	75,607
Income taxes payable	46,385	2,234	32,189	-	80,808
Other accrued liabilities	48,972	93,994	66,629	(12,457)	197,138
Total current liabilities	466,558	1,529,818	547,863	(2,188,953)	355,286

Long-term obligations	272,766	13,433	2,004	-	288,203

Other non-current liabilities	172,371	58,698	4,955	-	236,024

Minority interest	-	20,540	-	(12,046)	8,494

Shareholders’ equity	483,707	1,412,652	185,062	(1,597,714)	483,707
Total liabilities and shareholders’ equity	$1,395,402	$3,035,141	$739,884	$(3,798,713)	$1,371,714

Condensed Consolidated
Statement of Cash Flows
(In thousands)

	2002 Six Months				2001 Six Months
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities	$23,691	$371	$1,266	$25,328	$(63,716)	$34,036	$(9,640)	$(39,320)

Investment and Other Transactions: Property, plant and equipment acquired	-	(5,888)	(2,336)	(8,224)	(761)	(7,037)	(2,212)	(10,010)
Property, plant and equipment retired	-	1,026	101	1,127	25	1,772	196	1,993
Other, net	(4,835)	10,339	(481)	5,023	8,438	(5,767)	(92)	2,579
Net cash provided (used) by investment and other transactions	(4,835)	5,477	(2,716)	(2,074)	7,702	(11,032)	(2,108)	(5,438)
Financing Activities: Issuance of 8.75% Senior Subordinated Notes	200,000	-	-	200,000	-	-	-	-
Redemption of 10.75% Senior Notes	(113,686)	-	-	(113,686)	-	-	-	-
Payment of Term Loan	(100,000)	-	-	(100,000)	-	-	-	-
Financing fees	(7,975)	-	-	(7,975)	-	-	-	-
Borrowings (repayments) under Credit Agreement, net	3,174	-	-	3,174	-	-	-	-
Borrowings under debtor-in-possession facility	-	-	-	-	45,000	-	-	45,000
Repayment of borrowings under debtor-in-possession facility	-	-	-	-	(5,000)	-	-	(5,000)
Net issuance (payments) of long-term obligations	-	254	(616)	(362)	-	-	2,065	2,065
Increase (decrease) in short-term notes payable, net	-	-	15	15	-	-	(8,066)	(8,066)
Net cash provided (used) by financing activities	(18,487)	254	(601)	(18,834)	40,000	-	(6,001)	33,999

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	(19)	(19)	-	-	(743)	(743)
Cash Used by Discontinued Operations	-	-	-	-	-	(13,715)	-	(13,715)
Increase (Decrease) in Cash and Cash Equivalents	369	6,102	(2,070)	4,401	(16,014)	9,289	(18,492)	(25,217)
Cash and Cash Equivalents at Beginning of Period	8,531	(3,107)	34,228	39,652	24,460	(3,219)	50,882	72,123
Cash and Cash Equivalents at End of Period	$8,900	$2,995	$32,158	$44,053	$8,446	$6,070	$32,390	$46,906

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described in Item 5 - Other Information – Risk Factors and Forward-Looking Statements in Part II of this report. References to the “Company”,  “we”, “us”  and “our” refer to Joy Global Inc.

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes to the Consolidated Financial Statements.

2002 Second Quarter as compared to 2001 Second Quarter

Net Sales

The following table sets forth the combined net sales included in our Consolidated Statements of Operations:

Net Sales (In thousands)	2002 Second Quarter	2001 Second Quarter

Underground Mining Machinery	$184,653	$173,171
Surface Mining Equipment	104,553	114,584
	$289,206	$287,755

Total net sales for the 2002 Second Quarter were approximately the same as total net sales in the 2001 Second Quarter.

Net sales for underground mining machinery for the 2002 Second Quarter were $11.5 million higher than net sales in the 2001 Second Quarter. The increase was primarily attributed to an increase in the sales of aftermarket products and services and a slight increase in new machine sales. Higher aftermarket product and service sales compared to a year ago continued to reflect the strength that began in the second half of fiscal 2001. Aftermarket parts shipments in the United States and parts shipments from the United Kingdom to China continued to be higher than a year ago. Also contributing to the aftermarket sales increase was a large roof support refurbishment in Australia that was completed during the 2002 Second Quarter. Although aftermarket product and service sales in South Africa, stated in local currency, increased from prior year levels, weakness in the South African Rand as compared to the U.S. Dollar caused such sales to decline when translated into U.S. Dollars. Sales of new continuous miners in both the United States and the market served out of the United Kingdom increased during the 2002 Second Quarter, however, a decrease in sales of face conveyors in the United Kingdom partially offset those increased sales. The growing population of Joy Mining Machinery equipment in operation in China has resulted in higher levels of repair parts and rebuild sales into that country. The mild winter in the United States increased stockpiles of coal that could have a negative impact on future sales.

Net sales for surface mining equipment in the 2002 Second Quarter were $10.0 million lower than net sales in the 2001 Second Quarter. The decrease was due to lower new machine sales, partially offset by an increase in aftermarket product and service sales. The decrease in new machine sales this year as compared to last year was primarily due to the downturn in the global copper market. The increase in aftermarket product and service sales was due to higher parts and service sales in North America, Australia and the Pacific Rim.

Operating Income

The following table sets forth the operating income (loss) included in our Consolidated Statements of Operations, adjustments due to fresh start accounting and the resulting adjusted operating income:

In thousands	2002 Second Quarter	2001 Second Quarter

Operating income (loss): Underground Mining Machinery	$16,712	$12,373
Surface Mining Equipment	(2,160)	11,210
Corporate Expense	(3,315)	(3,896)
Total	$11,237	$19,687

Adjustments to operating income (loss): Fresh Start Accounting Items	$9,860	$-
Reorganization Plan Credits and Other, net	(798)	-
Mediation settlements	-	975
Predecessor goodwill amortization	-	2,347
	$9,062	$3,322

Adjusted operating income: Underground Mining Machinery	$21,404	$15,314
Surface Mining Equipment	3,008	11,591
Corporate Expense	(4,113)	(3,896)
Total	$20,299	$23,009

The 2002 Second Quarter fresh start accounting items consist of a $4.9 million charge for the increase to fair value of inventory that was charged to cost of sales, $3.4 million of additional depreciation expense associated with the revalued property, plant and equipment, and $1.6 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. Reorganization plan credits and other, net include a $2.2 million credit for money received on a pre-emergence note receivable that had been fully reserved, offset by other, net of $1.4 million consisting of legal fees, professional fee settlements and a loss on the sale of a building related to pre-emergence activities, as well as a write-down of a note receivable related to a discontinued operation. The 2001 Second Quarter adjustments to operating income consist of $2.3 million of amortization expense related to goodwill. Since goodwill is no longer amortized, this expense is eliminated from prior year operating income for comparative purposes.

Adjusted operating income for the 2002 Second Quarter decreased by 11.8% compared to adjusted operating income for the 2001 Second Quarter.

Adjusted operating income from underground mining machinery for the 2002 Second Quarter was $21.4 million compared to $15.3 million for the 2001 Second Quarter. The improvement in operating income was due to the increase in sales volumes, a favorable sales mix to include a larger percentage of aftermarket products, a favorable impact of increased manufacturing burden absorption, a $2.5 million favorable pension adjustment in the United Kingdom and continued cost controls.

Adjusted operating income for surface mining equipment for the 2002 Second Quarter was $3.0 million compared to $11.6 million for the 2001 Second Quarter. This decrease resulted from lower levels of new equipment shipments during the quarter and a reduction in manufacturing overhead absorption of $6.4 million. In addition, lower production volumes resulted in workforce reductions that increased medical benefit spending by approximately $1.0 million at our Milwaukee manufacturing facility during the 2002 Second Quarter.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense decreased to $48.9 million in the 2002 Second Quarter compared to $55.6 million in the 2001 Second Quarter. This decrease was due primarily to approximately $3.0 million in savings due to cost reductions, an approximately $2.5 million favorable pension adjustment, and $2.3 million predecessor goodwill amortization offset by a $1.6 million fresh start accounting item. The fresh start accounting item consists of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. Product development, selling and administrative expense as a percentage of sales for the 2002 Second Quarter was 16.9% compared to 19.3% for the prior year period. Excluding the 2002 Second Quarter fresh start accounting items and the $2.3 million predecessor goodwill amortization in the 2001 Second Quarter, adjusted product development, selling and administrative expense decreased to $47.3 million in the 2002 Second Quarter from $53.2 million in the 2001 Second Quarter. As a percentage of sales, adjusted product development, selling and administrative expense decreased to 16.3% in the 2002 Second Quarter as compared to 18.5% for the 2001 Second Quarter.

Interest Expense

Interest expense for the 2002 Second Quarter increased to $8.7 million as compared to $4.3 million in the 2001 Second Quarter. This increase was principally due to interest expense on the Senior Notes, Senior Subordinated Notes and the Credit Agreement included in the 2002 Second Quarter, whereas the 2001 Second Quarter only included interest expense on the debtor-in-possession facility and not on borrowings included in liabilities subject to compromise.

Provision for Income Taxes

Income tax expense for the 2002 Second Quarter decreased to a net income tax expense of $1.5 million as compared to a $3.0 million income tax expense in the 2001 Second Quarter. This decrease was principally due to the recognition of net deferred tax assets while similar items were not recognized in the prior year.

2002 Six Months as compared to 2001 Six Months

Net Sales

The following table sets forth the combined net sales included in our Consolidated Statements of Operations:

Net Sales (In thousands)	2002 Six Months	2001 Six Months

Underground Mining Machinery	$382,171	$328,250
Surface Mining Equipment	193,406	227,011
	$575,577	$555,261

Total net sales for the 2002 Six Months were 3.7% greater than total net sales in the 2001 Six Months.

Net sales for underground mining machinery for the 2002 Six Months were $53.9 million higher than net sales in the 2001 Six Months. The increase resulted from increases in both new machine sales and the sales of aftermarket products and services. The improvement in new machine sales this year as compared to last year was primarily due to the depressed levels of new machine sales last year and an increase in activity for continuous miners, roof supports and shuttle cars in the United States and the emerging markets served out of the United Kingdom this year. Higher aftermarket product and service sales compared to a year ago continued to reflect the strength that was reported throughout the second half of fiscal 2001. Aftermarket parts shipments from the United Kingdom into the emerging markets of China continued to be higher than a year ago. While aftermarket product and service sales in South Africa increased from prior year levels, weakness in the South African Rand as compared to the U.S. Dollar caused such sales to decline when translated into U.S. Dollars.

Net sales for surface mining equipment in the 2002 Six Months were $33.6 million lower than net sales in the 2001 Six Months. The decrease was due to lower new machine sales, partially offset by an increase in aftermarket product and service sales. The decrease in new machine sales this year as compared to last year was primarily due to the downturn in the global markets for copper and iron ore. The increase in aftermarket product and service sales was due to higher parts and service sales in North America, Australia and the Pacific Rim.

Operating Income

The following table sets forth the operating income (loss) included in our Consolidated Statements of Operations, adjustments due to fresh start accounting and the resulting adjusted operating income:

In thousands	2002 Six Months	2001 Six Months

Operating income (loss): Underground Mining Machinery	$(3,907)	$20,192
Surface Mining Equipment	(21,692)	18,894
Corporate Expense	(2,881)	(7,487)
Total	$(28,480)	$31,599

Adjustments to operating income (loss): Fresh Start Accounting Items	$68,600	$-
Reorganization Plan Credits and Other, net	(5,761)	-
Mediation settlements	-	975
Predecessor goodwill amortization	-	4,701
	$62,839	$5,676

Adjusted operating income: Underground Mining Machinery	$38,163	$25,180
Surface Mining Equipment	4,838	19,582
Corporate Expense	(8,642)	(7,487)
Total	$34,359	$37,275

The 2002 Six Months fresh start accounting items consist of a $51.3 million charge for the increase to fair value of inventory that was charged to cost of sales, $6.7 million of additional depreciation expense associated with the revalued property, plant and equipment, and $10.6 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. Reorganization plan credits and other, net include a $2.2 million credit for the collection of a pre-emergence note receivable that had been fully reserved, offset by other, net of $1.4 million consisting of legal fees, professional fee settlements and a loss on the sale of a building related to pre-emergence activities, as well as a write-down of a note receivable related to a discontinued operation. The 2001 Six Months adjustments to operating income consist of $4.7 million of amortization expense related to goodwill. Since goodwill is no longer amortized, this expense is eliminated from prior year operating income for comparative purposes.

Adjusted operating income for the 2002 Six Months decreased by 7.8% compared to adjusted operating income for the 2001 Six Months.

Adjusted operating income from underground mining machinery for the 2002 Six Months was $38.2 million compared to $25.2 million for the 2001 Six Months. The improvement in operating income was due to the increase in sales volumes, a favorable sales mix to include a larger percentage of aftermarket products, a favorable impact of increased manufacturing burden absorption, continued cost controls in manufacturing spending and a $2.5 million favorable pension adjustment in the United Kingdom.

Adjusted operating income for surface mining equipment for the 2002 Six Months was $4.8 million compared to $19.6 million for the 2001 Six Months. This decrease resulted from lower levels of new equipment shipments and a reduction in manufacturing overhead absorption of $9.0 million. In addition, lower production volumes resulted in workforce reductions that increased spending by approximately $3.0 million at our Milwaukee manufacturing facility.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense increased to $109.9 million in the 2002 Six Months compared to $107.1 million in the 2001 Six Months. The increase was due primarily to a $10.6 million fresh start accounting item offset by the elimination of $4.7 predecessor goodwill amortization, an approximately $2.5 million favorable pension adjustment and approximately $1.0 million in savings due to cost reductions. Product development, selling and administrative expense as a percentage of sales for the 2002 Six Months was 19.1% compared to 19.3% for the prior year period. Excluding the 2002 Six Months fresh start accounting items and the $4.7 million predecessor goodwill amortization in the 2001 Six Months, adjusted product development, selling and administrative expense decreased to $99.3 million in the 2002 Six Months from $102.4 million in the 2001 Six Months. As a percentage of sales, adjusted product development, selling and administrative expense decreased to 17.2% in the 2002 Six Months as compared to 18.4% for the 2001 Six Months.

Interest Expense

Interest expense for the 2002 Six Months increased to $16.6 million as compared to $8.6 million in the 2001 Six Months. This increase was due to interest expense on the Senior Notes, Senior Subordinated Notes and the Credit Agreement included in the 2002 Six Months, whereas the 2001 Six Months only included interest expense on the debtor-in-possession facility and not on borrowings included in liabilities subject to compromise.

Provision for Income Taxes

Income tax expense for the 2002 Six Months decreased to a net income tax benefit of $16.9 million as compared to a $6.0 million income tax expense in the 2001 Six Months. This decrease was principally due to the recognition of net deferred tax assets while similar items were not recognized in the prior year.

EBITDA

EBITDA is defined as income from continuing operations before deducting net interest expense, income taxes, minority interests, depreciation and amortization, and before fresh start, reorganization and other credits or charges. EBITDA is not a substitute for operating income, net income and cash flow from operating activities as determined in accordance with generally accepted accounting principles as a measure of profitability or liquidity. It is presented as additional information because management believes it a useful indicator of our operating results and our ability to meet debt service requirements. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to similarly titled measures of other companies.

EBITDA amounted to $28.1 million for the 2002 Second Quarter, a decrease of 11.1% from the 2001 Second Quarter, and $50.5 million for the 2002 Six Months, a decrease of 7.4% from the 2001 Six Months.

The following table shows our calculation of EBITDA:

	Three Months Ended		Six Months Ended
	Successor Company May 04, 2002	Predecessor Company April 30, 2001	Successor Company May 04, 2002	Predecessor Company April 30, 2001
Underground Mining Machinery Operating Income (Loss)	$16,712	$12,373	$(3,907)	$20,192
Depreciation	4,732	3,309	9,692	6,449
Amortization	2,699	4,165	11,201	8,408
Fresh Start Inventory Adjustment	2,020	-	31,089	-
Mediation Settlements	-	900	-	900
Restructuring Credits	-	(42)	-	(42)
Underground Mining Machinery EBITDA	$26,163	$20,705	$48,075	$35,907

Surface Mining Equipment Operating Income (Loss)	$(2,160)	$11,210	$(21,692)	$18,894
Depreciation	4,270	2,909	8,624	5,847
Amortization	1,030	413	3,756	843
Fresh Start Inventory Adjustment	2,871	-	20,234	-
Mediation Settlements	-	75	-	75
Surface Mining Equipment EBITDA	$6,011	$14,607	$10,922	$25,659

Consolidated Operating Income (Loss)	$11,237	$19,687	$(28,480)	$31,599
Depreciation	9,055	6,417	18,421	12,697
Amortization	3,729	4,595	14,957	9,286
Reorganization Plan Credits and Other, net	(798)	-	(5,761)	-
Fresh Start Inventory Adjustment	4,891	-	51,323	-
Mediation Settlements	-	975	-	975
Restructuring Credits	-	(42)	-	(42)
Consolidated EBITDA	$28,114	$31,632	$50,460	$54,515

Backlog and Bookings

We believe that backlog and bookings are not necessarily good indicators of the underlying strength of our business. This is due to several factors, including the mix of original equipment and aftermarket business, the “lumpiness” of original equipment business and how original equipment sales flow through backlog and the variability of unit prices and margins of our various products and services.

Our backlog as of May 4, 2002 was $260.8 million compared to $232.6 million at the beginning of the fiscal year. This backlog included $197.9 million related to underground mining machinery as compared to $186.7 million at the end of October 2001, and $62.9 million related to surface mining equipment as of May 4, 2002 as compared to $45.9 million at the end of October 2001. The increase in backlog resulted from an increase in aftermarket parts and service orders for surface mining equipment. These backlog amounts exclude customer arrangements under long-term life cycle management programs that extend for up to thirteen years.

New order bookings for the 2002 Six Months totaled $603.8 million, an increase of $29.5 million or 5% from the 2001 Six Months. Increased bookings for the 2002 Six Months resulted from increases in bookings for both original equipment as well as aftermarket products and services for underground mining machinery and increases in bookings for aftermarket parts and service, offset by lower bookings for original equipment, for surface mining equipment.

Critical Accounting Policies

We believe that the accounting policies that are most critical to aid in fully understanding and evaluating our reported financial results are as follows:

Revenue Recognition

We generally recognize revenue at the time of shipment and passage of title for sales of products and at the time of performance for sales of services. We recognize revenue on long-term contracts, such as the manufacture of mining shovels, drills, draglines and roof support systems, using the percentage-of-completion method. Provisions for estimated future costs relating to warranty expense are recorded based on original equipment sales levels and historical warranty expense.

Inventories

Our inventories are carried at the lower of cost or market using the first-in, first-out method of accounting. We evaluate all inventory including manufacturing raw material, work-in-process, finished goods, and spare parts, for impairment on a regular basis. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in our estimates of net realizable value are management’s estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realizable value of potentially excess inventory.

Valuation of Intangible Assets

Intangible assets include software, drawings, patents, trademarks, excess reorganization value and other specifically identifiable intangible assets. We review the carrying value of our intangible assets on an annual basis or more frequently as circumstances warrant. This review is based upon our projections of anticipated future cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding cash flows could materially affect our evaluations.

Income Taxes

We recognize deferred income taxes by applying enacted statutory rates to tax loss carryforwards and temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. We provide valuation allowances for deferred tax assets where it is considered more likely than not that we will not realize the benefit of such assets.

The use of tax benefits that arose prior to our emergence from bankruptcy will reduce income taxes paid to federal, state, and foreign jurisdictions, but will not reduce our income tax expense. Realization of these benefits first reduces excess reorganization value until exhausted then other intangibles until exhausted and thereafter is reported as additional paid in capital.

Liquidity and Capital Resources

Working capital and cash flow are two financial measurements which provide an indication of our ability to meet our obligations. We currently use cash generated by operations and borrowings under our credit facility to fund continuing operations.

Working Capital

The following table summarizes the major elements of our working capital as of the dates indicated:

In thousands	May 4, 2002	October 31, 2001
Cash	$44,053	$39,652
Restricted Cash	2,095	19,413
Accounts receivable, net	196,213	209,455
Inventories	482,821	513,854
Short-term debt	(1,076)	(1,733)
Accounts payable	(84,445)	(75,607)
Income taxes payable	(74,778)	(80,808)
Other, net	(155,233)	(180,913)
Working Capital	$409,650	$443,313

Working capital as of the end of the 2002 Second Quarter was $409.7 million as compared to $443.3 million as of October 31, 2001. The decrease in working capital of $33.6 million is primarily attributed to a reduction in the inventory balance as a result of the $51.3 million fresh start inventory adjustment. Before giving consideration to the fresh start adjustment, our inventory balance increased by $20.2 million as a result of a weakness in the global market for electric shovels. Our net receivable balance decreased by $13.3 million as a result of a more aggressive approach in collections. In addition to the items discussed above, working capital improved as a result of decreases in employee compensation and benefits, advance payments and progress billings and other accrued liabilities, but was partially offset by a decrease in restricted cash.

Cash Flow

Net cash flow provided by operating activities was $25.3 million for the 2002 Six Months compared to net cash used by operating activities of $39.3 million for the 2001 Six Months. The cash provided in the 2002 Six Months, before giving effect to currency translation adjustments, was primarily the result of a decrease of $17.3 million in restricted cash, a $14.6 million decrease in accounts receivable and an $8.0 million increase in accounts payable offset by a $29.2 million decrease in employee compensation and other accrued liabilities and an $18.6 million increase in inventories. In addition to the working capital items, cash was also provided from operations after eliminating the non-cash fresh start inventory adjustment. The decrease in the restricted cash account resulted from the payment of professional fees associated with implementation of the Plan of Reorganization and the decrease in accounts receivable was attributed to cash collection activities. The decrease in the accrued liabilities was primarily associated with the payment of professional fees and year-end bonuses while the increase in inventories is primarily the result of the delay in receiving orders for new equipment anticipated to be received during the 2002 Six Months.

Net cash used by investment and other transactions was $2.1 million for the 2002 Six Months compared to net cash used by investment and other transactions of $5.4 million for the 2001 Six Months. The decrease was primarily due to the sale of our former corporate headquarters offset by additional capital expenditures.

Net cash used in financing activities was $18.8 million for the 2002 Six Months compared to net cash provided by financing activities of $34.0 million in the 2001 Six Months. The cash used by financing activities was primarily due to the repayment of our term loan and the redemption of the 10.75% Senior Notes and their associated closing costs offset by the issuance of the 8.75% Senior Subordinated Notes.

Based upon the current level of operations, we believe that cash flow from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future requirements for capital expenditures and debt service.

Credit Facility

Our Credit Agreement with Deutsche Banc Alex. Brown (the “Credit Agreement”) provides for a $250 million revolving loan facility that matures on October 31, 2005. Borrowings under the Credit Agreement are limited by a borrowing base calculation which, at the end of the 2002 Second Quarter, exceeded the $250 million. Substantially all assets of the Company and its subsidiaries are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (2.25% to 3.25%), or the Base Rate (as defined in the Credit Agreement) plus the applicable margin (1.25% to 2.25%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.5% to 0.75% on the unused portion of the Credit Agreement.

On March 18, 2002 we completed the offering of $200.0 million aggregate principal amount of 8.75% Senior Subordinated Notes due March 15, 2012 in a private placement under Rule 144A of the Securities Act of 1933. We used approximately $100.5 million of the net proceeds of the offering to prepay the term loan provided under the Credit Agreement. Prepayment of the term loan included the payment of accrued interest. The balance of the net proceeds of the Senior Subordinated Notes offering, together with other company funds, was used to redeem our 10.75% Senior Notes due 2006. An extraordinary loss of $4.9 million, net of a tax benefit of $3.2 million, was incurred as a result of the early retirement of debt, consisting of $4.4 million of retirement premiums and the $3.7 million write-off of associated debt issuance costs related to the term loan. Our Form S-4 registration statement providing for the exchange of the privately placed notes for registered notes was declared effective by the Securities and Exchange Commission on May 16, 2002. The exchange offering expires June 19, 2002.

The Credit Agreement contains restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness and liens, asset sales and capital expenditures. The covenants in the indenture for the Senior Subordinated Note are generally less restrictive than the covenants in the Credit Agreement and relate to, among other things, limitations on indebtedness and asset sales. Interest coverage, leverage and EBITDA covenants in the Credit Agreement become more restrictive over the term of the agreement.

At May 4, 2002, outstanding borrowings under the Credit Agreement were $67.1 million and outstanding letters of credit issued under the Credit Agreement, which count toward the $250 million credit limit, totaled approximately $62.8 million. As of May 4, 2002, the borrowing base calculated in accordance with the Credit Agreement amounted to $331.1 million and accordingly there was $120.1 million available for additional borrowings and letters of credit under the Credit Agreement.

Off-Balance Sheet Arrangements

We lease various assets under operating leases. The aggregate payments under operating leases as of May 4, 2002 are disclosed in the table of Disclosures about Contractual Obligations and Commercial Commitments below. No significant changes to lease commitments have occurred since May 4, 2002. We have no other off-balance sheet arrangements.

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of May 4, 2002:

Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Long-Term Debt	$279,704	$-	$-	$-	$279,704
Short-Term Notes Payable	15	15	-	-	-
Capital Lease Obligations	4,007	1,061	2,103	720	123
Operating Leases	29,271	12,510	11,990	2,726	2,045

Total	$312,997	$13,586	$14,093	$3,446	$281,872

Recent Accounting Pronouncements

We adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intanglible Assets” upon implementation of fresh start accounting. Goodwill amortization, net of tax, for the 2001 Second Quarter and 2001 Six Months was $2.3 million and $4.7 million, respectively. Under SFAS No. 142, adjusted net income (loss) would have been $1.7 million and $(11.2) million for the 2001 Second Quarter and 2001 Six Months, respectively. In accordance with SFAS No. 142, we do not amortize excess reorganization value or indefinite-lived intanglibe assets.

In July 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect SFAS No. 143 to have a material effect on our consolidated financial position, results of operations or liquidity.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 generally establishes a standard framework from which to measure impairment of long-lived assets and expands the Accounting Principles Board (“APB”) 30, “Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” to include a component of the entity (rather than a segment of the business). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect SFAS No. 144 to have a material effect on our consolidated financial position, results of operations or liquidity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Volatility in interest rates and foreign exchange rates can impact our earnings, equity and cash flow. From time to time we undertake transactions to hedge this impact. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, a hedge instrument is considered effective if it offsets partially or completely the negative impact on earnings, equity and cash flow due to fluctuations in interest and foreign exchange rates. In accordance with our policy, we do not execute derivatives that are speculative or that increase our risk from either interest rate or foreign exchange rate fluctuations. At May 4, 2002, we were not party to any interest rate derivative contracts. Foreign exchange derivatives at that date were exclusively in the form of forward exchange contracts executed over-the-counter. The counterparties to these contracts are several commercial banks, all of which hold investment grade ratings. There is a concentration of these contracts at JPMorgan Chase Bank.

Our Foreign Exchange Risk Management Policy is a risk-averse policy under which most exposures that impact earnings and cash flow are fully hedged, subject to a net $5.0 million equivalent of permitted exposures per currency. Exposures that impact only equity or that do not have a cash flow impact are generally not hedged with derivatives. There are two categories of foreign exchange exposures that are hedged: assets and liabilities denominated in a foreign currency and future committed receipts or payments denominated in a foreign currency. These exposures normally arise from imports and exports of goods and from intercompany trade and lending activity.

As of May 4, 2002, the nominal or face value of forward foreign exchange contracts to which we were a party was $92.0 million in absolute U.S. Dollar equivalent terms.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

See Item 3 – Legal Proceedings of Part I of our annual report on Form 10-K for the year ended October 31, 2001 and Item 1 – Legal Proceedings of Part II of our quarterly report on Form 10-Q for the quarter ended February 2, 2002. The complaint filed on June 5, 2001, by the Official Committee of Unsecured Creditors of Beloit Corporation against certain present and former officers of the Company seeking both money damanges in excess of $300 million and declaratory relief was dismissed by the Milwaukee County Circuit Court on May 24, 2002.

Item 2.  Changes in Securities

Pursuant to the Plan of Reorganization, on July 12, 2001, all outstanding shares of the common stock of the Predecessor Company were cancelled, 150,000,000 shares of new common stock of Joy Global Inc. $1.00 par value were authorized, and 50,000,000 shares were designated for distribution to holders of allowed claims against the Predecessor Company. Pursuant to an order of the Bankruptcy Court, on February 6, 2002, the Company issued 228,395 shares of common stock to Houlihan Lokey Howard & Zukin Capital in settlement of bankruptcy fees and expenses. These shares, together with the other distributions of common stock bring the total number of shares distributed to date to 43,140,688. The shares distributed to Houlihan Lokey Howard & Zukin Capital are in addition to the 50,000,000 shares designated for distribution to creditors under the Plan of Reorganization.

Our Stock Incentive Plan authorizes the grant of up to 5,556,000 stock options, performance units and other stock-based awards to officers, employees and directors. Grants of approximately 3.6 million shares were made to approximately 175 individuals on July 16, 2001, November 1, 2001, February 1, 2002 and May 1, 2002 with exercise prices of $13.76, $17.49, $17.49 and $16.09, respectively. The July 16, 2001 grant included grants of options to purchase 10,000 shares to each of our six outside directors. In addition, options to purchase 5,000 shares were granted to each of our six outside directors on February 27, 2002 with an exercise price of $15.84.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on February 26, 2002, each of our directors was reelected to terms ending at the annual meeting in 2003 and proposals were adopted approving certain limitations to our Stock Incentive Plan and approving the material terms of our Annual Bonus Compensation Plan. The votes cast as to each matter are listed below:

	For	Against	Withheld	Abstained	Broker Non-Votes

Steven L. Gerard	35,209,194	518,809	0	0	0
John Nils Hanson	35,367,694	360,309	0	0	0
Ken C. Johnsen	35,209,194	518,809	0	0	0
James R. Klauser	35,209,194	518,809	0	0	0
Richard B. Loynd	35,367,694	360,309	0	0	0
P. Eric Siegert	35,366,594	361,409	0	0	0
James H. Tate	35,209,194	518,809	0	0	0
Stock Incentive Plan	24,505,620	11,197,248	0	25,135	0
Annual Bonus Plan	35,063,243	648,345	0	16,415	0

Item 5. Other Information - Risk Factors and Forward-Looking Statements

You are urged to consider the following risk factors and cautioned not to place undue reliance on forward-looking statements. Forward-looking statements in this document are made only as of the date of this report.

Risk Factors

  The cyclical nature of our original equipment manufacturing business could cause fluctuations in operating results. The cyclicality is driven primarily by product life cycles, new product introductions, competitive pressures, customer consolidations, changes in coal, copper, iron ore and other commodity prices and other economic factors affecting the mining industry.

  The high fixed cost of our manufacturing operations can result in over- or under-absorption of manufacturing expenses.

  The large size and cost of our products and our use of percentage-of-completion accounting means that the timing of individual orders or shipments can cause fluctuations in our operating results.

  Our significant international operations are subject to many uncertainties, meaning that a reduction in international sales or unfavorable change in foreign exchange rates could have a material adverse effect on our financial performance.

  We operate in highly competitive environments. Actions of our competitors can affect our financial performance.

  Demand for our products may be adversely impacted by regulations affecting the mining industry or electric utilities. Our principal customers are mining companies, many of which supply coal to electric power generating plants. The operations of these mining and power generating companies are subject to a wide array of regulations. Changes in these regulations could disrupt or curtail their operations. Additionally, government regulation of electric utilities could impact the demand for coal to the extent such regulations favor alternative energy sources.

  The need to comply with covenants in our debt agreements and our level of indebtedness may limit cash flow available to invest in the ongoing needs of our businesses and prevent us from achieving our operating goals.

  Our growth may be hindered if we are unable to retain qualified employees. In particular, our results could be materially and adversely affected if we are unable to retain the customer relationships and technical expertise provided by our management team and our professional personnel.

Forward-Looking Statements

This report contains both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements are not historical facts, but only predictions and generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated. We undertake no obligation to update forward-looking statements to reflect new information, future events or otherwise. In addition to the risk factors listed above and any factors that may accompany forward-looking statements, factors that could materially affect actual results include the following.

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

(a) Exhibits:

          Stock option agreement dated May 1, 2002

(b) Reports on Form 8-K

          Form 8-K Report dated as of March 1, 2002 Item 9 “Other Events”

          Form 8-K Report dated as of March 15, 2002 Item 10 “Other Events”

     FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date June 14, 2002	JOY GLOBAL INC. (Registrant) /s/ Donald C. Roof Donald C. Roof Executive Vice President, Chief Financial Officer and Treasurer

Date June 14, 2002	/s/ Michael S. Olsen Michael S. Olsen Vice President and Controller and Chief Accounting Officer