Form 10-Q
period 2002-08-03
JOY GLOBAL INC
filed 2002-09-06
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED        August 3, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value	Outstanding at August 30, 2002 46,355,320 shares

JOY GLOBAL INC.

FORM 10-Q -- INDEX
August 3, 2002

PART I. - FINANCIAL INFORMATION	Page No.

Item 1 - Financial Statements: (unaudited)

Condensed Consolidated Statements of Operations - Three and Nine Months Ended August 3, 2002, One Month Ended July 31, 2001 and Two and Eight Months Ended June 23, 2001	3 - 4

Condensed Consolidated Balance Sheets - August 3, 2002 and October 31, 2001	5

Condensed Consolidated Statements of Cash Flow - Nine Months Ended August 3, 2002, One Month Ended July 31, 2001 and the Eight Months Ended June 23, 2001	6

Notes to Condensed Consolidated Financial Statements - August 3, 2002	7 - 23

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	24 - 34

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	34

PART II. - OTHER INFORMATION

Item 1 - Legal Proceedings	35

Item 2 - Changes in Securities	35

Item 5 - Other Information	35 - 37

Item 6 - Exhibits and Reports on Form 8-K	37

SIGNATURES	38

CERTIFICATIONS	39 - 40

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share amounts)

			Predecessor
	Successor Company		Company
	Three Months	One Month	Two Months
	Ended	Ended	Ended
	August 3, 2002	July 31, 2001	June 23, 2001
Net sales	$302,304	$104,947	$185,197
Costs and expenses:
Cost of sales	244,472	88,532	138,478
Product development, selling
and administrative expenses	52,442	16,780	34,678
Other income	(178)	(108)	(316)
Operating income (loss)	5,568	(257)	12,357
Interest income	828	214	414
Interest expense	(7,639)	(2,258)	(20,637)
Income (loss) before reorganization items	(1,243)	(2,301)	(7,866)
Reorganization items	-	-	(6,228)
Fresh start accounting adjustment	-	-	45,057
Income (loss) before income taxes and
minority interest	(1,243)	(2,301)	30,963
Benefit (provision) for income taxes	385	(1,000)	32,755
Minority interest	(408)	(476)	(375)
Income (loss) from continuing operations before
extraordinary item	(1,266)	(3,777)	63,343
Gain from discontinued operations	-	-	256,353
Extraordinary item - gain on debt discharge	-	-	1,124,083
Net income (loss)	$(1,266)	$(3,777)	$1,443,779
Basic and diluted loss per share: (Note 3)
Net loss	$(0.02)	$(0.08)
Average common shares	50,228	50,000

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share amounts)

			Predecessor
	Successor Company		Company
	Nine Months	One Month	Eight Months
	Ended	Ended	Ended
	August 3, 2002	July 31, 2001	June 23, 2001
Net sales	$877,881	$104,947	$740,458
Costs and expenses:
Cost of sales	745,439	88,532	556,037
Product development, selling
and administrative expenses	162,339	16,780	141,784
Reorganization plan credits and other, net	(5,761)	-	-
Other income	(1,224)	(108)	(1,319)
Operating income (loss)	(22,912)	(257)	43,956
Interest income	2,110	214	1,620
Interest expense	(24,253)	(2,258)	(29,260)
Income (loss) before reorganization items	(45,055)	(2,301)	16,316
Reorganization items	-	-	(36,434)
Fresh start accounting adjustment	-	-	45,057
Income (loss) before income taxes and
minority interest	(45,055)	(2,301)	24,939
Benefit (provision) for income taxes	17,325	(1,000)	26,755
Minority interest	(1,421)	(476)	(1,062)
Income (loss) from continuing operations before
extraordinary item	(29,151)	(3,777)	50,632
Gain from discontinued operations	-	-	253,183
Extraordinary item - loss on early retirement of
debt, net of tax benefit of $3,240	(4,860)	-	-
Extraordinary item - gain on debt discharge	-	-	1,124,083
Net income (loss)	$(34,011)	$(3,777)	$1,427,898
Basic and diluted loss per share: (Note 3)
Continuing operations	$(0.58)	$(0.08)
Extraordinary item	(0.10)	-
Net loss	$(0.68)	$(0.08)
Average common shares	50,150	50,000

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor Company
	August 3, 2002	October 31, 2001
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$51,887	$39,652
Restricted cash	1,010	19,413
Accounts receivable, net	202,738	209,455
Inventories	444,935	513,854
Other current assets	11,850	16,225
Total current assets	712,420	798,599

Property, plant and equipment, net	236,452	251,916
Intangible assets, net	226,024	243,595
Excess reorganization value	22,547	22,547
Deferred tax assets	30,236	-
Other assets	65,533	55,057
Total assets	$1,293,212	$1,371,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term debt	$3,349	$1,733
Trade accounts payable	77,693	75,607
Income taxes payable	75,877	80,808
Other accrued liabilities	179,672	197,138
Total current liabilities	336,591	355,286

Long-term debt	249,947	288,203

Other non-current liabilities	240,499	236,024

Minority interest	10,448	8,494

Shareholders’ equity	455,727	483,707

Total liabilities and shareholders’ equity	$1,293,212	$1,371,714

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(In thousands)

			Predecessor
	Successor Company		Company
	Nine Months	One Month	Eight Months
	Ended	Ended	Ended
	August 3, 2002	July 31, 2001	June 23, 2001
Operating Activities:
Net income (loss)	$(34,011)	$(3,777)	$1,427,898
Add (deduct) - Items not affecting cash:
Extraordinary loss on retirement of debt, net of tax benefit	4,860	-	-
Extraordinary gain on debt discharge	-	-	(1,124,083)
Gain from discontinued operations	-	-	(253,183)
Fresh start accounting gain	-	-	(45,057)
Reorganization items	-	-	7,090
Minority interest	1,421	476	1,062
Depreciation and amortization	46,083	4,042	28,821
Amortization of finance fees	2,649	243	4,286
Fresh start inventory taken to cost of sales	53,342	8,872	-
Deferred income taxes	(30,149)	(42)	(32,620)
Other, net	(6,940)	954	(537)
Changes in working capital items, net	29,806	26,554	(117,941)
Net cash provided (used) by operations	67,061	37,322	(104,264)
Investing Activities:
Property, plant and equipment acquired	(12,571)	(2,322)	(12,670)
Proceeds from property, plant and equipment retired	2,536	262	2,445
Other, net	4,538	4,603	13,649
Net cash provided (used) by investing activities	(5,497)	2,543	3,424
Financing Activities:
Issuance of 8.75% Senior Subordinated Notes	200,000	-	-
Redemption of 10.75% Senior notes	(113,686)	-	-
Payment of Term Loan	(100,000)	-	-
Financing fees	(8,767)	(1,743)	(11,520)
Borrowings (repayments) under Credit Agreement, net	(28,930)	(21,618)	212,618
Borrowings under debtor-in-possession facility	-	-	55,000
Repayment of borrowings under debtor-in-possession facility	-	-	(90,000)
Net issuance (payments) of long-term obligations	(626)	12	(2,061)
Increase (decrease) in short-term notes payable, net	1,909	(6,681)	(71,081)
Net cash provided (used) by financing activities	(50,100)	(30,030)	92,956
Effect of Exchange Rate Changes on Cash and
Cash Equivalents	771	(236)	(726)
Cash Used by Discontinued Operations	-	-	(13,686)
Increase (Decrease) in Cash and Cash Equivalents	12,235	9,599	(22,296)
Cash and Cash Equivalents at Beginning of Period	39,652	49,827	72,123
Cash and Cash Equivalents at End of Period	$51,887	$59,426	$49,827

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 3, 2002
(Unaudited)

1. Basis of Presentation

The Condensed Consolidated Financial Statements presented in this quarterly report on Form 10-Q are unaudited and have been prepared by us in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission.

Joy Global Inc. (the "Company", the "Successor Company", "we", "us" and "our") was known as Harnischfeger Industries, Inc. (the "Predecessor Company") prior to July 12, 2001 (the "Effective Date"). On June 7, 1999 the Predecessor Company and substantially all of its domestic operating subsidiaries filed voluntary petitions for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). By order dated May 29, 2001, the Bankruptcy Court confirmed our Plan of Reorganization (the "POR") and we formally emerged from bankruptcy on the Effective Date.

Upon emergence from bankruptcy, we adopted the principles of fresh start accounting set forth in the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). As a result of the application of fresh start accounting at June 23, 2001, the Successor Company's financial statements are not comparable to those of the Predecessor Company.

During the first quarter of fiscal 2002, we amended our by-laws to adopt a 52- or 53-week fiscal year and changed our fiscal year-end date from October 31 to the Saturday nearest October 31. Beginning with the first quarter of fiscal 2002, each of our fiscal quarters consists of 13 weeks, except for any fiscal years consisting of 53 weeks that will add one week to the first quarter. This change did not have a material effect on our revenue or results of operations for the third quarter of fiscal 2002.

The following table describes the periods presented in the financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations:

Period	Referred to as

Results for the Successor Company
From June 24, 2001 through July 31, 2001	“2001 One Month”
From May 5, 2002 through August 3, 2002	“2002 Third Quarter”
From November 1, 2002 through August 3, 2002	“2002 Nine Months ”

Results for the Predecessor Company
From May 1, 2001 through June 23, 2001	“2001 Two Months”
From November 1, 2000 through June 23, 2001	“2001 Eight Months”

Combined 2001 One Month and 2001 Two Months	“2001 Third Quarter”
Combined 2001 One Month and 2001 Eight Months	“2001 Nine Months”

In the opinion of management, all adjustments necessary for the fair presentation on a going concern basis of the results of operations, cash flows, and financial position for all periods presented have been made. All adjustments made are of a normal recurring nature, except for those relating to fresh start accounting which are more fully discussed in these notes.

These financial statements should be read in conjunction with the financial statements and the accompanying notes in our annual report on Form 10-K for the fiscal year ended October 31, 2001. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

2. Borrowings and Credit Facilities

Our Credit Agreement with Deutsche Bank Trust Company Americas (the "Credit Agreement") provides for a $250 million revolving loan facility that matures on October 31, 2005. Borrowings under the Credit Agreement are limited by a borrowing base. At the end of the 2002 Third Quarter, the borrowing base exceeded the requirements to support the full $250 million facility. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (2.25% to 3.25%), or the Base Rate (as defined in the Credit Agreement) plus the applicable margin (1.25% to 2.25%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.5% to 0.75% on the unused portion of the Credit Agreement. Substantially all assets of the Company and its subsidiaries are pledged as collateral under the Credit Agreement.

On March 18, 2002 we completed the offering of $200.0 million aggregate principal amount of 8.75% Senior Subordinated Notes due March 15, 2012. We used approximately $100.5 million of the net proceeds of the offering to prepay the term loan and accrued interest then outstanding under the Credit Agreement. The balance of the net proceeds of the Senior Subordinated Notes offering, together with other company funds, was used to redeem our 10.75% Senior Notes due 2006. An extraordinary loss of $4.9 million, net of a tax benefit of $3.2 million, was incurred as a result of the early retirement of debt, consisting of $4.4 million of retirement premiums and the $3.7 million write-off of associated debt issuance costs related to the term loan. The Senior Subordinated Notes were initially privately placed under Rule 144A of the Securities Act of 1933 and were exchanged for registered notes in June 2002.

The Credit Agreement contains restrictions and financial covenants relating to interest coverage, leverage and EBITDA and limitations on the incurrence of additional indebtedness and liens, asset sales, and capital expenditures. The covenants in the indenture for the Senior Subordinated Notes are generally less restrictive than the covenants in the Credit Agreement and relate to, among other things, limitations on indebtedness and asset sales.

The Credit Agreement was amended as of June 25, 2002 to modify certain debt covenants and to clarify certain definitional and administrative items.

Based on our current expectations, our operating results for the balance of fiscal 2002 and for the first part of fiscal 2003 could fall below certain of the covenant levels in our amended Credit Agreement. If such an event were to occur, we would seek a further amendment to the Credit Agreement or waivers of the covenants. If an amendment or waiver were required and not received, the Credit Agreement lenders would be able to exercise default rights under the Credit Agreement. If the Credit Agreement lenders demanded repayment of Credit Agreement borrowings, the holders of our Senior Subordinated Notes could also demand repayment of the Senior Subordinated Notes. While we fully expect that we would receive any required amendments or waivers, no assurance of receipt can be given.

At August 3, 2002, outstanding borrowings under the Credit Agreement were $35.0 million and outstanding letters of credit issued under the Credit Agreement, which count toward the $250 million credit limit, totaled approximately $71.6 million. As of August 3, 2002, the borrowing base calculated in accordance with the Credit Agreement amounted to $304.8 million and accordingly there was $143.4 million available for additional borrowings and letters of credit under the Credit Agreement.

3. Shareholders' Equity

We have 150,000,000 shares of authorized common stock, par value $1.00 per share, 50,000,000 of which will ultimately be distributed in connection with our emergence from bankruptcy and are deemed outstanding for accounting purposes at the Effective Date. On July 31, 2001, we distributed 39,743,681 shares of common stock to holders of allowed pre-petition claims against the Predecessor Company. On January 31, 2002, we released our second distribution under the POR amounting to 3,168,612 shares of common stock. On July 25, 2002, we released our third distribution under the POR amounting to 3,214,632 shares of common stock. The third distribution was based on approximately $1.30 billion of "current adjusted claims" and, when combined with the initial distribution, equated one share of Joy Global Inc. common stock for each $25.95 of allowed claim.

Pursuant to an order of the Bankruptcy Court, on February 6, 2002, we issued 228,395 shares of common stock to an international investment banking firm which acted as financial advisor to the creditors committee in our bankruptcy. One of our directors is a Managing Director of the investment banking firm. These shares, together with the other distributions of common stock under the terms of the POR, bring the total number of shares distributed to date to 46,355,320. As of August 3, 2002, 3,873,075 shares are designated for future distribution under the POR and held in a disputed claims equity reserve pending resolution of certain remaining claims against the Predecessor Company.

Our Stock Incentive Plan authorizes the grant of up to 5,556,000 stock options, performance units and other stock-based awards to officers, employees and directors. Stock option grants of approximately 3.6 million shares were made to approximately 175 individuals on July 16, 2001, November 1, 2001, February 1, 2002 and May 1, 2002 with exercise prices of $13.76, $17.49, $17.49 and $16.09 respectively. The July 16, 2001 grant included grants of options to purchase 10,000 shares to each of the Company's six outside directors. In addition, options to purchase 5,000 shares were granted to each of the Company's six outside directors on February 27, 2002 with an exercise price of $15.84.

On July 15, 2002, the Board of Directors of Joy Global, Inc., declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $1.00 per share. Each right entitles the holder to purchase one one-hundredth of a share of our Series A Junior Participating Preferred Stock for $100. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $100 exercise price, shares of our common stock or of any company into which we are merged having a value of $200. The rights expire on August 5, 2012 unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition. We have authorized 5,000,000 shares of preferred stock, par value $1.00 per share, of which none have been issued.

Separate Statements of Shareholders' Equity are not required to be presented for interim periods. However, comprehensive loss consisted of the following:

	2002	2001	2001
	Nine	One	Eight
In thousands	Months	Month	Months
Net income (loss)	$(34,011)	$(3,777)	$1,427,898
Comprehensive gain (loss):
Translation adjustment	2,617	(4,146)	(11,487)
Derivative fair value adjustment	(286)	(479)	(638)
Total comprehensive gain (loss)	$(31,680)	$(8,402)	$1,415,773

Options to purchase approximately 3.6 million shares of common stock that were outstanding at August 3, 2002 are not included in the computation of diluted earnings per share because the additional shares would reduce the loss per share and, therefore, would be anti-dilutive.

Per share and share information for the Predecessor Company for periods presented in the Condensed Consolidated Statements of Operations have been omitted as such information is deemed not to be meaningful.

4. Contingent Liabilities

The Company or its subsidiaries are involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure related to these environmental matters, we believe that the resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

With reference to specific contingent liabilities discussed in our annual report on Form 10-K for the year ended October 31, 2001, the complaint filed by the Beloit Liquidating Trust on November 21, 2001 seeking, among other things, the revocation of the confirmation order for the Plan of Reorganization was voluntarily dismissed by the Beloit Liquidating Trust. The complaint filed on June 5, 2001 by the Official Committee of Unsecured Creditors of Beloit Corporation (the “Beloit Committee”) against certain present and former officers of the Company was dismissed by the Milwaukee County Circuit Court and the Beloit Committee has appealed the dismissal. On March 29, 2002, the individual defendants in the suit filed by John G. Kling on November 9, 2001 against certain of the Company’s present and former employees, officers and directors, filed a motion to dismiss the matter.

5. Reorganization Plan Credits and Other, net

The following table displays reorganization plan credits and other items:

2002
In thousands	Nine Months
Beloit note receivable reserve	$ 7,200
Other, net	(1,439)
Total reorganization plan credits and other, net	$ 5,761

At the Effective Date, we held a note receivable from Beloit Corporation in the amount of $7.2 million. Due to the uncertainty as to the collectibility of this note, we reserved the entire $7.2 million. At February 2, 2002, we reduced this reserve to the then remaining outstanding balance of $2.2 million, creating a reorganization plan credit of $5.0 million in the first quarter of 2002. On February 15, 2002, the note was paid in full, the agreement under which the note was issued was terminated and the remaining $2.2 million reserve was recorded to the reorganization plan credit in the second quarter of fiscal 2002.

Other, net includes legal fees, professional fee settlements and a loss on the sale of a building related to pre-emergence activities, as well as a write-down of a note receivable related to a discontinued operation.

6. Income Taxes

On a consolidated basis, our effective income tax rate for the 2002 Nine Months was 38%. This rate is greater than the statutory rate of 35% primarily due to domestic state taxes and the effects of domestic and foreign tax rate differentials and mix of earnings.

7. Inventories

Consolidated inventories consisted of the following:

	August 3,	October 31,
In thousands	2002	2001
Finished goods	$326,628	$293,646
Work in process	94,074	190,615
Raw materials	24,233	29,593
Total consolidated inventory	$444,935	$513,854

In connection with the implementation of fresh start accounting, we revalued our inventories on the Effective Date to their fair values (estimated selling prices less costs to complete, cost of disposal and a reasonable profit allowance), resulting in a $156 million increase in inventory values. Of this increase, $0.2 million and $53.6 million remained in inventory at August 3, 2002 and October 31, 2001, respectively.

8. Excess Reorganization Value and Intangible Assets

We adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" upon implementation of fresh start accounting. Under SFAS No. 142, goodwill (excess reorganization value) is no longer subject to amortization, but instead is subject to an evaluation for impairment at least annually by applying a two-step fair-value-based test. Additionally, intangible assets with indefinite lives are no longer amortized but are subject to a fair-value-based test for impairment at least annually. Intangible assets with finite lives continue to be amortized. Also, in accordance with SFAS No. 142, we will perform our annual impairment tests during the fourth quarter of fiscal 2002.

As required by SFAS No. 142, the results of operations for periods prior to its adoption have been restated. The following table reconciles reported net income (loss) to pro forma net income (loss) that would have resulted for the 2001 Two Months and 2001 Eight Months if SFAS No. 142 had been adopted for those periods.

	2001 Two	2001 Eight
In thousands	Months	Months
Net income (loss) from continuing
operations as reported	$63,343	$50,632
Goodwill amortization	1,532	6,233
Adjusted net income (loss) from
continuing operations	$64,875	$56,865

9. Segment Information

At August 3, 2002, we had two reportable segments, Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income or expense and provision (benefit) for income taxes. There are no significant intersegment sales. Total continuing operations assets are those used in the segment's operations. Corporate assets consist primarily of deferred financing costs, cash, restricted cash, excess reorganization value and deferred tax assets.

Business Segment Information

In thousands	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
		(1)
2002 Third Quarter Underground Mining Machinery	$193,274	$7,451	$7,397	$2,684	$697,462
Surface Mining Equipment	110,391	2,885	5,258	1,663	508,407
Total continuing operations	303,665	10,336	12,655	4,347	1,205,869
Eliminations	(1,361)	-	-	-	-
Corporate	-	(4,768)	1,012	-	87,343
Consolidated Total	$302,304	$5,568	$13,667	$4,347	$1,293,212

2001 One Month Underground Mining Machinery	$59,621	$130	$2,530	$1,177	$719,290
Surface Mining Equipment	45,326	1,139	1,504	1,143	577,495
Total continuing operations	104,947	1,269	4,034	2,320	1,296,785
Corporate	-	(1,526)	251	2	162,164
Consolidated Total	$104,947	$(257)	$4,285	$2,322	$1,458,949

2001 Two Months Underground Mining Machinery	$107,795	$10,077	$4,522	$1,508
Surface Mining Equipment	77,402	5,008	2,177	1,134
Total continuing operations	185,197	15,085	6,699	2,642
Corporate	-	(2,728)	1,035	18
Consolidated Total	$185,197	$12,357	$7,734	$2,660

2002 Nine Months Underground Mining Machinery	$575,445	$3,544	$28,290	$8,734	$697,462
Surface Mining Equipment	303,797	(18,807)	17,638	3,837	508,407
Total continuing operations	879,242	(15,263)	45,928	12,571	1,205,869
Eliminations	(1,361)	-	-	-	-
Corporate	-	(7,649)	2,804	-	87,343
Consolidated Total	$877,881	$(22,912)	$48,732	$12,571	$1,293,212

2001 Eight Months Underground Mining Machinery	$436,045	$30,269	$19,379	$5,937
Surface Mining Equipment	304,413	23,902	8,866	5,954
Total continuing operations	740,458	54,171	28,245	11,891
Corporate	-	(10,215)	4,862	779
Consolidated Total	$740,458	$43,956	$33,107	$12,670

(1) - Includes fresh start accounting charges of $4.7 million, $46.8 million and $7.7 million for Underground Mining Machinery and $2.3 million, $28.8 million and $2.3 million for Surface Mining Equipment for the 2002 Third Quarter, 2002 Nine Months and 2001 One Month, respectively.

Geographical Segment Information

In thousands	Total Sales	Interarea Sales	Sales to Unaffiliated Customers	Operating Income (Loss)	Total Assets
				(1)
2002 Third Quarter United States	$204,534	$(47,731)	$156,803	$3,042	$1,071,944
Europe	78,742	(28,895)	49,847	9,796	143,914
Other Foreign	98,804	(3,150)	95,654	6,850	270,454
Interarea Eliminations	(79,776)	79,776	-	(9,352)	(280,443)
	$302,304	$-	$302,304	$10,336	$1,205,869

2001 One Month United States	$64,225	$(11,569)	$52,656	$369	$1,058,695
Europe	14,900	(1,727)	13,173	1,186	155,020
Other Foreign	39,685	(567)	39,118	1,078	261,102
Interarea Eliminations	(13,863)	13,863	-	(1,364)	(178,032)
	$104,947	$-	$104,947	$1,269	$1,296,785

2001 Two Months United States	$111,873	$(20,721)	$91,152	$6,014
Europe	34,861	(5,354)	29,507	5,009
Other Foreign	66,421	(1,883)	64,538	7,999
Interarea Eliminations	(27,958)	27,958	-	(3,937)
	$185,197	$-	$185,197	$15,085

2002 Nine Months United States	$617,855	$(119,719)	$498,136	$(28,311)	$1,071,944
Europe	207,227	(82,471)	124,756	32,010	143,914
Other Foreign	263,127	(8,138)	254,989	13,727	270,454
Interarea Eliminations	(210,328)	210,328	-	(32,689)	(280,443)
	$877,881	$-	$877,881	$(15,263)	$1,205,869

2001 Eight Months United States	$507,118	$(95,097)	$412,021	$24,794
Europe	133,278	(41,998)	91,280	24,353
Other Foreign	245,382	(8,225)	237,157	24,572
Interarea Eliminations	(145,320)	145,320	-	(19,548)
	$740,458	$-	$740,458	$54,171

(1) - Includes fresh start accounting charges of $4.2 million for the United States, $0.2 million for Europe and $2.6 million for Other Foreign for the 2002 Third Quarter, $55.6 million for the United States, $1.4 million for Europe and $18.6 million for Other Foreign for the 2002 Nine Months and $1.0 million for the United States, $4.4 million for Europe and $4.6 million for Other Foreign for the 2001 One Month.

10. Recent Accounting Pronouncements

In May 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002". SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145, in regards to FASB Statement No. 13, is effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. We do not expect SFAS No. 145 to have a material effect on our consolidated financial position, results of operations or liquidity; however, upon adoption of SFAS No. 145, the extraordinary items in prior periods presented resulting from early retirement or discharge of debt will be reclassified.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect SFAS No. 146 to have a material effect on our consolidated financial position, results of operations or liquidity.

11. Subsidiary Guarantors

The following tables present condensed consolidated financial information for the 2002 Third Quarter, 2001 One Month, 2001 Two Months, 2002 Nine Months and 2001 Eight Months for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Subordinated Notes, which include substantially all the domestic subsidiaries of the Company ("Subsidiary Guarantors"); and (c) on a combined basis, the non-guarantors, which include all of the foreign subsidiaries of the Company ("Non-Guarantor Subsidiaries").

Condensed Consolidated
Statement of Operations
(In thousands)

	Successor Company
	2002 Third Quarter					2001 One Month
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$204,534	$177,546	$(79,776)	$302,304	$-	$64,225	$54,585	$(13,863)	$104,947

Cost of sales	-	166,549	148,347	(70,424)	244,472	-	50,619	50,412	(12,499)	88,532
Product development, selling and administrative expenses	2,755	35,951	13,736	-	52,442	1,395	13,361	2,024	-	16,780
Reorganization plan credits and other, net	-	-	-	-	-	-	-	-	-	-
Other (income) expense	44	(360)	138	-	(178)	57	(49)	(116)	-	(108)
Operating income (loss)	(2,799)	2,394	15,325	(9,352)	5,568	(1,452)	294	2,265	(1,364)	(257)

Intercompany items	7,122	(8,590)	(7,892)	9,360	-	2,888	(2,833)	(2,210)	2,155	-
Interest income (expense), net	(7,025)	(235)	449	-	(6,811)	(1,928)	3	(119)	-	(2,044)
Income (loss) before income taxes and minority interest	(2,702)	(6,431)	7,882	8	(1,243)	(492)	(2,536)	(64)	791	(2,301)

(Provision) benefit for income taxes	3,962	(1,210)	(2,367)	-	385	559	128	(1,687)	-	(1,000)
Minority interest	-	(408)	-	-	(408)	-	(476)	-	-	(476)
Equity in income (loss) of subsidiaries	(2,526)	13,988	(1,979)	(9,483)	-	(3,844)	3,357	78	409	-
Net income (loss)	$(1,266)	$5,939	$3,536	$(9,475)	$(1,266)	$(3,777)	$473	$(1,673)	$1,200	$(3,777)

Condensed Consolidated
Statement of Operations
(In thousands)

	Predecessor Company 2001 Two Months
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$111,873	$101,282	$(27,958)	$185,197

Cost of sales	-	83,918	78,581	(24,021)	138,478
Product development, selling and administrative expenses	2,197	22,804	9,677	-	34,678
Other (income) expense	118	(437)	3	-	(316)
Operating income (loss)	(2,315)	5,588	13,021	(3,937)	12,357

Intercompany items	5,647	(5,534)	(3,434)	3,321	-
Interest income (expense), net	(3,905)	(15,625)	(693)	-	(20,223)
Income (loss) before reorganization items	(573)	(15,571)	8,894	(616)	(7,866)

Reorganization items	(6,228)	-	-	-	(6,228)
Fresh start accounting adjustments	45,057	-	-	-	45,057
Income (loss) before income taxes and minority interest	38,256	(15,571)	8,894	(616)	30,963

(Provision) benefit for income taxes	27,395	5,538	(178)	-	32,755
Minority interest	-	(375)	-	-	(375)
Equity in income (loss) of subsidiaries	(70,296)	3,390	210	66,696	-
Income (loss) from continuing operations	(4,645)	(7,018)	8,926	66,080	63,343

Gain (loss) from discontinued operations	324,341	(66,581)	(1,407)	-	256,353
Extraordinary item - gain on debt discharge	1,124,083	-	-	-	1,124,083
Net income (loss)	$1,443,779	$(73,599)	$7,519	$66,080	$1,443,779

Condensed Consolidated
Statement of Operations
(In thousands)

	Successor Company
	2002 Nine Months					2001 One Month
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$617,855	$470,354	$(210,328)	$877,881	$-	$64,225	$54,585	$(13,863)	$104,947

Cost of sales	-	533,337	389,741	(177,639)	745,439	-	50,619	50,412	(12,499)	88,532
Product development, selling and administrative expenses	10,075	115,975	36,289	-	162,339	1,395	13,361	2,024	-	16,780
Reorganization plan credits and other, net	(6,106)	345	-	-	(5,761)	-	-	-	-	-
Other (income) expense	-	(1,135)	(89)	-	(1,224)	57	(49)	(116)	-	(108)
Operating income (loss)	(3,969)	(30,667)	44,413	(32,689)	(22,912)	(1,452)	294	2,265	(1,364)	(257)

Intercompany items	18,861	(27,252)	(22,478)	30,869	-	2,888	(2,833)	(2,210)	2,155	-
Interest income (expense), net	(22,411)	(852)	1,120	-	(22,143)	(1,928)	3	(119)	-	(2,044)
Income (loss) before income taxes and minority interest	(7,519)	(58,771)	23,055	(1,820)	(45,055)	(492)	(2,536)	(64)	791	(2,301)

(Provision) benefit for income taxes	31,939	(4,168)	(10,446)	-	17,325	559	128	(1,687)	-	(1,000)
Minority interest	-	(1,421)	-	-	(1,421)	-	(476)	-	-	(476)
Equity in income (loss) of subsidiaries	(53,571)	40,070	-	13,501	-	(3,844)	3,357	78	409	-
Income (loss) from continuing operations	(29,151)	(24,290)	12,609	11,681	(29,151)	(3,777)	473	(1,673)	1,200	(3,777)

Extraordinary item - loss on early retirement of debt, net of tax benefit of $3,240	(4,860)	-	-	-	(4,860)	-	-	-	-	-
Net income (loss)	$(34,011)	$(24,290)	$12,609	$11,681	$(34,011)	$(3,777)	$473	$(1,673)	$1,200	$(3,777)

Condensed Consolidated
Statement of Operations
(In thousands)

	Predecessor Company 2001 Eight Months
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$507,118	$378,660	$(145,320)	$740,458

Cost of sales	-	390,567	291,242	(125,772)	556,037
Product development, selling and administrative expenses	8,607	94,711	38,466	-	141,784
Other (income) expense	468	(1,762)	(25)	-	(1,319)
Operating income (loss)	(9,075)	23,602	48,977	(19,548)	43,956

Intercompany items	18,426	(25,857)	(13,131)	20,562	-
Interest income (expense), net	(7,932)	(15,654)	(4,054)	-	(27,640)
Income (loss) before reorganization items	1,419	(17,909)	31,792	1,014	16,316

Reorganization items	(36,434)	-	-	-	(36,434)
Fresh start accounting adjustments	45,057	-	-	-	45,057
Income (loss) before income taxes and minority interest	10,042	(17,909)	31,792	1,014	24,939

(Provision) benefit for income taxes	34,755	(600)	(7,400)	-	26,755
Minority interest	-	(1,062)	-	-	(1,062)
Equity in income (loss) of subsidiaries	(53,606)	26,226	2,683	24,697	-
Income (loss) from continuing operations	(8,809)	6,655	27,075	25,711	50,632

Gain (loss) from discontinued operations	312,624	(57,277)	(2,164)	-	253,183
Extraordinary item - gain on debt discharge	1,124,083	-	-	-	1,124,083
Net income (loss)	$1,427,898	$(50,622)	$24,911	$25,711	$1,427,898

Condensed Consolidated
Balance Sheet
August 3, 2002
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS Current assets: Cash and cash equivalents	$10,103	$(1,669)	$43,453	$-	$51,887
Restricted cash	1,010	-	-	-	1,010
Intercompany receivables, net	239,582	1,324,134	134,599	(1,698,315)	-
Accounts receivable, net	-	114,767	91,952	(3,981)	202,738
Inventories	-	299,001	171,586	(25,652)	444,935
Prepaid income taxes	(2,102)	-	2,102	-	-
Other current assets	1,575	5,387	5,880	(992)	11,850
Total current assets	250,168	1,741,620	449,572	(1,728,940)	712,420

Property, plant and equipment, net	732	170,425	65,295	-	236,452
Intangible assets, net	-	234,343	(8,319)	-	226,024
Excess reorganization value	11,245	11,302	-	-	22,547
Investment in affiliates	997,723	817,921	15,485	(1,831,065)	64
Other assets	49,082	7,503	39,120	-	95,705
Total assets	$1,308,950	$2,983,114	$561,153	$(3,560,005)	$1,293,212

LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities: Short-term notes payable, including current portion of long-term debt	$-	$1,067	$2,282	$-	$3,349
Intercompany payables, net	370,778	1,179,957	356,758	(1,907,493)	-
Trade accounts payable	1	32,414	45,278	-	77,693
Income taxes payable	45,309	2,597	27,971	-	75,877
Other accrued liabilities	26,007	88,648	79,673	(14,656)	179,672
Total current liabilities	442,095	1,304,683	511,962	(1,922,149)	336,591

Long-term obligations	235,000	13,215	1,732	-	249,947

Other non-current liabilities	176,559	58,769	5,171	-	240,499

Minority interest	-	10,448	-	-	10,448

Shareholders’ equity	455,296	1,595,999	42,288	(1,637,856)	455,727
Total liabilities and shareholders’ equity	$1,308,950	$2,983,114	$561,153	$(3,560,005)	$1,293,212

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

Condensed Consolidated
Statement of Cash Flows
(In thousands)

	Successor Company
	2002 Nine Months				2001 One Month
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities	$57,790	$(1,718)	$10,989	$67,061	$30,607	$(5,472)	$12,187	$37,322

Investment and Other Transactions: Property, plant and equipment acquired	-	(8,388)	(4,183)	(12,571)	(2)	(1,483)	(837)	(2,322)
Property, plant and equipment retired	-	2,012	524	2,536	-	165	97	262
Other, net	(4,835)	9,504	(131)	4,538	(2,218)	7,161	(340)	4,603
Net cash provided (used) by investment and other transactions	(4,835)	3,128	(3,790)	(5,497)	(2,220)	5,843	(1,080)	2,543
Financing Activities: Borrowings (repayments) under Credit Agreement, net	(128,930)	-	-	(128,930)	(21,618)	-	-	(21,618)
Financing fees	(8,767)	-	-	(8,767)	(1,743)	-	-	(1,743)
Issuance of 8.75% Senior Subordinated Notes	200,000	-	-	200,000	-	-	-	-
Redemption of 10.75% Senior Notes	(113,686)	-	-	(113,686)	-	-	-	-
Payment of Term Loan	-	-	-	-	-	-	-	-
Borrowings under debtor-in-possession facility	-	-	-	-	-	-	-	-
Repayment of borrowings under debtor-in-possession facility	-	-	-	-	-	-	-	-
Net issuance (payments) of long-term obligations	-	28	(654)	(626)	-	12	-	12
Increase (decrease) in short-term notes payable, net	-	-	1,909	1,909	-	-	(6,681)	(6,681)
Net cash provided (used) by financing activities	(51,383)	28	1,255	(50,100)	(23,361)	12	(6,681)	(30,030)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	771	771	-	-	(236)	(236)
Cash Used by Discontinued Operations	-	-	-	-	-	-	-	-
Increase (Decrease) in Cash and Cash Equivalents	1,572	1,438	9,225	12,235	5,026	383	4,190	9,599
Cash and Cash Equivalents at Beginning of Period	8,531	(3,107)	34,228	39,652	5,508	5,674	38,645	49,827
Cash and Cash Equivalents at End of Period	$10,103	$(1,669)	$43,453	$51,887	$10,534	$6,057	$42,835	$59,426

Condensed Consolidated
Statement of Cash Flows
(In thousands)

	Predecessor Company 2001 Eight Months
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities	$(114,066)	$18,979	$(9,177)	$(104,264)

Investment and Other Transactions: Property, plant and equipment acquired	(779)	(9,218)	(2,673)	(12,670)
Property, plant and equipment retired	25	1,812	608	2,445
Other, net	3,919	9,757	(27)	13,649
Net cash provided (used) by investment and other transactions	3,165	2,351	(2,092)	3,424
Financing Activities: Financing fees	(11,520)	-	-	(11,520)
Borrowings (repayments) under Credit Agreement, net	212,618	-	-	212,618
Borrowings under debtor-in-possession facility	55,000	-	-	55,000
Repayment of borrowings under debtor-in- possession facility	(90,000)	-	-	(90,000)
Net issuance (payments) of long-term obligations	-	(492)	(1,569)	(2,061)
Increase (decrease) in short-term notes payable, net	(72,408)	-	1,327	(71,081)
Net cash provided (used) by financing activities	93,690	(492)	(242)	92,956

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	(726)	(726)
Cash Used by Discontinued Operations	(3,971)	(9,715)	-	(13,686)
Increase (Decrease) in Cash and Cash Equivalents	(21,182)	11,123	(12,237)	(22,296)
Cash and Cash Equivalents at Beginning of Period	26,690	(5,449)	50,882	72,123
Cash and Cash Equivalents at End of Period	$5,508	$5,674	$38,645	$49,827

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including the risk factors described in Item 5 - Other Information - Risk Factors and Forward-Looking Statements in Part II of this report. References to the "Company", "we", "us" and "our" refer to Joy Global Inc.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the notes accompanying the Condensed Consolidated Financial Statements.

2002 Third Quarter as compared to 2001 Third Quarter

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statements of Operations:

	2002	2001
	Third	Third
Net Sales (In thousands)	Quarter	Quarter
Underground Mining Machinery	$193,274	$167,416
Surface Mining Equipment	110,391	122,728
Eliminations	(1,361)	-
	$302,304	$290,144

Total net sales for the 2002 Third Quarter increased 4.2% over net sales in the 2001 Third Quarter.

Net sales for underground mining machinery for the 2002 Third Quarter increased $25.9 million over net sales in the 2001 Third Quarter. Increased original equipment sales were offset by a decrease in sales of aftermarket products and services. The increase in original equipment sales was due to higher sales of continuous miners in the United States and into China and increased sales of roof supports in the United States. Aftermarket parts and component repair shipments in the United States were softer in the 2002 Third Quarter as compared to the 2001 Third Quarter. This decrease was offset by strong parts sales into China. The mild winter, which led to increased coal stockpiles and curtailment of coal production, adversely affected the aftermarket business in the United States. We anticipate that near record high temperatures in the United States this summer will lead to increased coal production. The growing population of Joy Mining Machinery equipment in operation in China has resulted in higher levels of repair parts sales into that country.

Net sales for surface mining equipment in the 2002 Third Quarter were $12.3 million lower than net sales in the 2001 Third Quarter. Both new machine and aftermarket product and service sales decreased. The decrease in new machine sales in the 2002 Third Quarter as compared to the 2001 Third Quarter was primarily attributable to the downturn in the global copper market. The decrease in aftermarket product and service sales was due to low parts and service sales in the Southwest United States and South America. Parts and service sales in the rest of North America, Australia and the Pacific Rim were higher than the prior year period.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statements of Operations, adjustments due to fresh start accounting and the resulting adjusted operating income:

	2002	2001
	Third	Third
In thousands	Quarter	Quarter
Operating income (loss):
Underground Mining Machinery	$7,451	$10,207
Surface Mining Equipment	2,885	6,147
Corporate Expense	(4,768)	(4,254)
Total	$5,568	$12,100
Adjustments to operating income (loss):
Fresh Start Accounting Items	$6,989	$9,981
Predecessor goodwill amortization	-	1,532
	$6,989	$11,513
Adjusted operating income (loss):
Underground Mining Machinery	$12,143	$19,184
Surface Mining Equipment	5,182	8,683
Corporate Expense	(4,768)	(4,254)
Total	$12,557	$23,613

The 2002 Third Quarter fresh start accounting items consist of a $2.0 million charge for the increase to fair value of inventory that was charged to cost of sales, $3.3 million of additional depreciation expense associated with the revalued property, plant and equipment, and $1.7 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. The 2001 Third Quarter fresh start accounting items consist of a $8.9 million charge for the increase to fair value of inventory that was charged to cost of sales and $1.1 million of additional depreciation expense associated with the revalued property, plant and equipment. Also included in the 2001 Third Quarter was $1.5 million of amortization expense related to goodwill. Since goodwill is no longer amortized, the goodwill expense is eliminated from prior year operating income for comparative purposes.

Adjusted operating income for the 2002 Third Quarter decreased $11.0 million compared to adjusted operating income for the 2001 Third Quarter.

Adjusted operating income from underground mining machinery for the 2002 Third Quarter was $12.1 million compared to $19.2 million for the 2001 Third Quarter. Although net sales increased, operating income was adversely affected by product mix with higher volume sales on lower margin products. The decrease in operating income included lower than normal gross margins and approximately $1.9 million in adverse manufacturing variances related to the sale of roof support systems. Also included in the 2002 Third Quarter was a $2.0 million charge associated with management changes and approximately $1.2 million underabsorbtion of manufacturing overhead associated with the softening of the underground mining machinery manufacturing activity in the United States. These items were offset by a $2.3 million reduction in the fiscal 2002 bonus accrual. The 2001 Third Quarter included a $3.4 million pension credit adjustment.

Adjusted operating income for surface mining equipment for the 2002 Third Quarter was $5.2 million compared to $8.7 million for the 2001 Third Quarter. This decrease resulted from lower levels of new equipment shipments during the quarter and a reduction in manufacturing overhead absorption partially offset by cost reductions.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense increased to $52.4 million in the 2002 Third Quarter from $51.5 million in the 2001 Third Quarter. This increase was due primarily to the executive severance charge, mentioned above, and a fresh start accounting item offset by a bonus accrual reversal and the elimination of predecessor goodwill amortization. The fresh start accounting item consists of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. Product development, selling and administrative expense as a percentage of sales for the 2002 Third Quarter was 17.3% compared to 17.8% for the prior year period.

Interest Expense

Interest expense for the 2002 Third Quarter decreased to $7.6 million as compared to $22.9 million in the 2001 Third Quarter. This decrease was principally due to interest expense of approximately $14.9 million in the 2001 Third Quarter associated with pre-petition claims against both the underground mining machinery and the surface mining equipment segments and their subsidiaries associated with the emergence from bankruptcy.

Provision for Income Taxes

Income tax benefit for the 2002 Third Quarter decreased to $0.4 million as compared to a $31.8 million income tax benefit in the 2001 Third Quarter. This decrease was principally due to a $35.0 million tax benefit in the 2001 Third Quarter as global income tax liabilities were reversed prior to emergence from bankruptcy and the recognition of net deferred tax assets in the 2002 Third Quarter while similar items were not recognized in the prior year period.

2002 Nine Months as compared to 2001 Nine Months

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statements of Operations:

	2002	2001
	Nine	Nine
Net Sales (In thousands)	Months	Months
Underground Mining Machinery	$575,445	$495,666
Surface Mining Equipment	303,797	349,739
Eliminations	(1,361)	-
	$877,881	$845,405

Total net sales for the 2002 Nine Months were 3.8% greater than total net sales in the 2001 Nine Months.

Net sales for underground mining machinery for the 2002 Nine Months increased $79.8 million over net sales in the 2001 Nine Months. Increases in both original equipment sales and sales of repair parts were partially offset by decreased component repair sales. Original equipment sales for continuous miners, roof supports and shuttle cars in the United States and for continuous miners into the emerging markets served out of the United Kingdom increased this year. Aftermarket parts shipments into China continued to be higher than a year ago.

Net sales for surface mining equipment in the 2002 Nine Months were $45.9 million lower than net sales in the 2001 Nine Months. The decrease was due to lower new machine sales with aftermarket parts and service sales remaining flat. The decrease in new machine sales this year as compared to last year was primarily due to the downturn in the global markets for copper, gold and iron ore. Higher aftermarket parts and service sales in North America, Australia and the Pacific Rim, were offset by lower parts and service sales in the Southwestern United States and South America.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statements of Operations, adjustments due to fresh start accounting and the resulting adjusted operating income:

	2002	2001
	Nine	Nine
In thousands	Months	Months
Operating income (loss):
Underground Mining Machinery	$3,544	$30,399
Surface Mining Equipment	(18,807)	25,041
Corporate Expense	(7,649)	(11,741)
Total	$(22,912)	$43,699
Adjustments to operating income (loss):
Fresh Start Accounting Items	$75,589	$9,981
Reorganization Plan Credits and Other, net	(5,761)	-
Mediation settlements	-	975
Predecessor goodwill amortization	-	6,233
	$69,828	$17,189
Adjusted operating income (loss):
Underground Mining Machinery	$50,306	$44,364
Surface Mining Equipment	10,020	28,265
Corporate Expense	(13,410)	(11,741)
Total	$46,916	$60,888

The 2002 Nine Months fresh start accounting items consist of a $53.3 million charge for the increase to fair value of inventory that was charged to cost of sales, $10.0 million of additional depreciation expense associated with revalued property, plant and equipment, and $12.3 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. Reorganization plan credits and other, net include a $7.2 million credit for money received on a pre-emergence note receivable that had been fully reserved, offset by other, net of $1.4 million consisting of legal fees, professional fee settlements and a loss on the sale of a building related to pre-emergence activities, as well as a write-down of a note receivable related to a discontinued operation. The 2001 Nine Months fresh start accounting items consist of a $8.9 million charge for the increase to fair value of inventory that was charged to cost of sales and $1.1 million of additional depreciation expense associated with the revalued property, plant and equipment. Also included in the 2001 Nine Months adjustments to operating income was a $6.2 million add back of amortization expense related to goodwill. Since goodwill is no longer amortized, this expense is eliminated from prior year operating income for comparative purposes.

Adjusted operating income for the 2002 Nine Months decreased $14.0 million from adjusted operating income for the 2001 Nine Months.

Adjusted operating income from underground mining machinery for the 2002 Nine Months was $50.3 million compared to $44.4 million for the 2001 Nine Months. The improvement in operating income was due to higher sales volumes, a reduction in the bonus accrual and the favorable impact of increased manufacturing burden absorption during the current year and continued cost controls in manufacturing spending. These increases were partially offset by unfavorable manufacturing variance associated with production of roof supports, an executive severance charge and an increase in accrued warranty costs.

Adjusted operating income for surface mining equipment for the 2002 Nine Months was $10.0 million compared to $28.3 million for the 2001 Nine Months. This decrease resulted from lower levels of new equipment shipments and a reduction in manufacturing overhead absorption. In addition, lower production volumes resulted in workforce reductions that increased severance and medical benefit costs by approximately $3.0 million at our Milwaukee manufacturing facility during the current year.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense increased to $162.3 million in the 2002 Nine Months compared to $158.6 million in the 2001 Nine Months. The increase was due primarily to the fresh start accounting item and severance charge offset by the elimination of predecessor goodwill amortization, a decrease in bonus accruals and savings due to cost reductions. Product development, selling and administrative expense as a percentage of sales for the 2002 Nine Months was 18.5% compared to 18.8% for the prior year period.

Interest Expense

Interest expense for the 2002 Nine Months decreased to $24.3 million as compared to $31.5 million in the 2001 Nine Months. This decrease was principally due to interest expense of approximately $14.9 million associated with pre-petition claims in the 2001 Third Quarter related to the emergence from bankruptcy offset by interest expense on the Senior Notes, Senior Subordinated Notes and Credit Agreement included in the 2002 Nine Months.

Provision for Income Taxes

Income tax benefit for the 2002 Nine Months decreased to $17.3 million as compared to a $25.8 million income tax benefit in the 2001 Nine Months. This decrease was principally due to a $35.0 million tax benefit in the 2001 Third Quarter as global income tax liabilities were reversed prior to emergence from bankruptcy and the recognition of net deferred tax assets during the 2002 Nine Months while similar items were not recognized in the prior year.

EBITDA

We define EBITDA as income from continuing operations before deducting net interest expense, income taxes, minority interests, depreciation and amortization, and before fresh start, reorganization and other credits or charges. EBITDA is not a substitute for operating income, net income and cash flow from operating activities as determined in accordance with accounting principles generally accepted in the United States as a measure of profitability or liquidity. It is presented as additional information because management believes it is a useful indicator of our operating results and our ability to meet debt service requirements. Because EBITDA is not calculated in the same way by all companies, our use of EBITDA may not be comparable to similarly titled measures used by other companies.

EBITDA amounted to $20.3 million for the 2002 Third Quarter, a decrease of 37.7% from EBITDA for the 2001 Third Quarter. EBITDA was $70.8 million for the 2002 Nine Months, a decrease of 18.8% from EBITDA for the 2001 Nine Months.

The following table shows our calculation of EBITDA:

	2002	2001	2002	2001
	Three	Three	Nine	Nine
	Months	Months	Months	Months
Underground Mining Machinery
Operating Income	$7,451	$10,207	$3,544	$30,399
Depreciation	4,682	3,600	14,374	10,049
Amortization	2,715	3,452	13,916	11,860
Fresh Start Inventory Adjustment	2,019	6,997	33,108	6,997
Mediation Settlements	-	-	-	900
Restructuring Credits	-	(16)	-	(58)
Underground Mining Machinery EBITDA	$16,867	$24,240	$64,942	$60,147
Surface Mining Equipment
Operating Income (Loss)	$2,885	$6,147	$(18,807)	$25,041
Depreciation	4,234	3,364	12,858	9,211
Amortization	1,024	316	4,780	1,159
Fresh Start Inventory Adjustment	-	1,875	20,234	1,875
Mediation Settlements and other	-	739	-	814
Surface Mining Equipment EBITDA	$8,143	$12,441	$19,065	$38,100
Consolidated
Operating Income (Loss)	$5,568	$12,100	$(22,912)	$43,699
Depreciation	8,966	7,099	27,387	19,796
Amortization	3,739	3,781	18,696	13,067
Reorganization Plan Credits and Other, net	-	-	(5,761)	-
Fresh Start Inventory Adjustment	2,019	8,872	53,342	8,872
Mediation Settlements and other	-	739	-	1,714
Restructuring Credits	-	(16)	-	(58)
Consolidated EBITDA	$20,292	$32,575	$70,752	$87,090

Backlog and Bookings

We believe backlog and bookings are not necessarily good indicators of the underlying strength of our business. This is due to several factors, including the varying mix of original equipment and aftermarket sales, the "lumpiness" of original equipment sales and how original equipment sales flow through backlog and the variability of unit prices and margins of our various products and services.

Our backlog as of August 3, 2002 was $275.0 million compared to $232.6 million at the beginning of the fiscal year. This backlog included $142.8 million related to underground mining machinery as compared to $186.7 million at the end of October 2001, and $132.2 million related to surface mining equipment as of August 3, 2002 as compared to $45.9 million at the end of October 2001. The increase in overall backlog includes both original equipment, which included a dragline in Australia, and aftermarket parts and service for surface mining equipment. These backlog amounts exclude customer arrangements under long-term life cycle management programs that extend for up to thirteen years.

New order bookings for the 2002 Nine Months totaled $921.6 million, an increase of $81.6 million or 9.7% from the 2001 Nine Months. Bookings for the 2002 Nine Months increased for both original equipment as well as aftermarket products and services for both underground mining machinery and surface mining equipment.

Critical Accounting Policies

We believe that the accounting policies that are most critical to aid in fully understanding and evaluating our reported financial results are:

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

Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting. We evaluate all inventory, including manufacturing raw material, work-in-process, finished goods, and spare parts, for realizability on a regular basis. Inventory in excess of our estimated requirements is written down to its estimated net realizable value. Inherent in our estimates of net realizable value are management's estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realizable value of potentially excess inventory.

Intangible Assets

Intangible assets include software, drawings, patents, trademarks, excess reorganization value and other specifically identifiable intangible assets. We review the carrying value of our intangible assets on an annual basis or more frequently as circumstances warrant. This review is based upon our projections of anticipated future revenues and cash flows. While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions regarding revenues and cash flows could materially affect our evaluations.

Income Taxes

We recognize deferred income taxes by applying enacted statutory rates to tax loss carryforwards and temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. We provide valuation allowances for deferred tax assets where it is considered more likely than not that we will not realize the benefit of such assets.

The use of tax benefits that arose prior to our emergence from bankruptcy will reduce income taxes paid to federal, state, and foreign jurisdictions, but will not reduce our income tax expense. Realization of these benefits first reduces excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter is reported as additional paid in capital.

Liquidity and Capital Resources

Working capital and cash flow are two financial measurements which provide an indication of our ability to meet our obligations. We currently use cash generated by operations and borrowings under our credit facility to fund continuing operations.

Working Capital

The following table summarizes the major elements of our working capital as of the dates indicated:

	August 3,	October 31,
In thousands	2002	2001
Cash	$51,887	$39,652
Restricted cash	1,010	19,413
Accounts receivable, net	202,738	209,455
Inventories	444,935	513,854
Short-term debt	(3,349)	(1,733)
Accounts payable	(77,693)	(75,607)
Income taxes payable	(75,877)	(80,808)
Other, net	(167,822)	(180,913)
Working Capital	$375,829	$443,313

Working capital as of the end of the 2002 Third Quarter was $375.8 million as compared to $443.3 million as of October 31, 2001. The decrease in working capital of $67.5 million is primarily attributed to a reduction in the inventory balance as a result of the $53.3 million fresh start inventory adjustment. Before giving consideration to the fresh start adjustment, our inventory balance decreased by $15.6 million primarily due to sales of electric mining shovels whose components were held in inventory. Our net receivable balance decreased by $6.7 million as a result of a more aggressive approach in collections. In addition to the items discussed above, working capital improved as a result of decreases in the fiscal 2002, income taxes payable and other accrued liabilities, but was partially offset by a decrease in restricted cash.

Cash Flow

Net cash provided by operating activities was $67.1 million for the 2002 Nine Months compared to net cash used by operating activities of $66.9 million for the 2001 Nine Months. The cash provided in the 2002 Nine Months, before giving effect to currency translation adjustments, consisted primarily of a $20.8 million decrease in inventories, a $18.4 million decrease in restricted cash, a $10.9 million decrease in accounts receivable and an $4.4 million decrease in other current assets offset by a $24.1 million decrease in other accrued liabilities. In addition to the working capital items, cash was also provided from operations after eliminating the non-cash fresh start inventory adjustment. The decrease in the restricted cash account resulted from the payment of professional fees associated with implementation of the Plan of Reorganization. The decrease in accounts receivable was attributed to cash collection activities. The decrease in accrued liabilities was primarily associated with the payment of professional fees and year-end bonuses while the increase in inventories is primarily the result of the delay in receiving orders for new equipment anticipated to be received during the 2002 Nine Months.

Net cash used by investment and other transactions was $5.5 million for the 2002 Nine Months compared to net cash provided by investment and other transactions of $6.0 million for the 2001 Nine Months. The decrease was primarily due to the recording of pre-petition interest in the 2001 Third Quarter that was settled as part of the Plan of Reorganization.

Net cash used in financing activities was $50.1 million for the 2002 Nine Months compared to net cash provided by financing activities of $62.9 million in the 2001 Nine Months. The cash used by financing activities consisted primarily of the repayment of our term loan and the redemption of the 10.75% Senior Notes and their associated redemption premiums offset by the issuance of the 8.75% Senior Subordinated Notes.

Based upon the current level of operations, we believe that cash flow from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future requirements for capital expenditures and debt service.

Credit Facility

Our Credit Agreement with Deutsche Bank Trust Company Americas (the "Credit Agreement") provides for a $250 million revolving loan facility that matures on October 31, 2005. Borrowings under the Credit Agreement are limited by a borrowing base. At the end of the 2002 Third Quarter, the borrowing base exceeded the requirements to support the full $250 million facility. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (2.25% to 3.25%), or the Base Rate (as defined in the Credit Agreement) plus the applicable margin (1.25% to 2.25%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.5% to 0.75% on the unused portion of the Credit Agreement. Substantially all assets of the Company and its subsidiaries are pledged as collateral under the Credit Agreement.

On March 18, 2002 we completed the offering of $200.0 million aggregate principal amount of 8.75% Senior Subordinated Notes due March 15, 2012. We used approximately $100.5 million of the net proceeds of the offering to prepay the term loan and accrued interest then outstanding under the Credit Agreement. The balance of the net proceeds of the Senior Subordinated Notes offering, together with other company funds, was used to redeem our 10.75% Senior Notes due 2006. An extraordinary loss of $4.9 million, net of a tax benefit of $3.2 million, was incurred as a result of the early retirement of debt, consisting of $4.4 million of retirement premiums and the $3.7 million write-off of associated debt issuance costs related to the term loan. The Senior Subordinated Notes were initially privately placed under Rule 144A of the Securities Act of 1933 and were exchanged for registered notes in June 2002.

The Credit Agreement contains restrictions and financial covenants relating to interest coverage, leverage and EBITDA and limitations on the incurrence of additional indebtedness and liens, asset sales, and capital expenditures. Interest coverage, leverage and EBITDA covenants in the Credit Agreement become more restrictive over the term of the agreement. The covenants in the indenture for the Senior Subordinated Notes are generally less restrictive than the covenants in the Credit Agreement and relate to, among other things, limitations on indebtedness and asset sales.

The Credit Agreement was amended as of June 25, 2002 to modify certain debt covenants and to clarify certain definitional and administrative items.

Based on our current expectations, our operating results for the balance of fiscal 2002 and for the first part of fiscal 2003 could fall below certain of the covenant levels in our amended Credit Agreement. If such an event were to occur, we would seek a further amendment to the Credit Agreement or waivers of the covenants. If an amendment or waiver were required and not received, the Credit Agreement lenders would be able to exercise default rights under the Credit Agreement. If the Credit Agreement lenders demanded repayment of Credit Agreement borrowings, the holders of our Senior Subordinated Notes could also demand repayment of the Senior Subordinated Notes. While we fully expect that we would receive any required amendments or waivers, no assurance of receipt can be given.

At August 3, 2002, outstanding borrowings under the Credit Agreement were $35.0 million and outstanding letters of credit issued under the Credit Agreement, which count toward the $250 million credit limit, totaled approximately $71.6 million. As of August 3, 2002, the borrowing base calculated in accordance with the Credit Agreement amounted to $304.8 million and accordingly there was $143.4 million available for additional borrowings and letters of credit under the Credit Agreement.

Off-Balance Sheet Arrangements

We lease various assets under operating leases. The aggregate payments under operating leases as of August 3, 2002 are disclosed in the table of Disclosures about Contractual Obligations and Commercial Commitments below. No significant changes to lease commitments have occurred since August 3, 2002. We have no other off-balance sheet arrangements.

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of August 3, 2002:

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years
Long-Term Debt	$247,600	$-	$-	$35,000	$212,600
Short-Term Notes Payable	1,909	1,909	-	-	-
Capital Lease Obligations	3,787	1,440	1,528	582	237
Operating Leases	24,779	11,247	10,242	2,327	963
Total	$278,075	$14,596	$11,770	$37,909	$213,800

Share Purchase Rights Plan

On July 15, 2002, the Board of Directors of Joy Global, Inc., declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $1.00 per share. Each right entitles the holder to purchase one one-hundredth of a share of our Series A Junior Participating Preferred Stock for $100. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $100 exercise price, shares of our common stock or of any company into which we are merged having a value of $200. The rights expire on August 5, 2012 unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

Recent Accounting Pronouncements

In May 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002". SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS No. 145 amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145, in regards to FASB Statement No. 13, is effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. We do not expect SFAS No. 145 to have a material effect on our consolidated financial position, results of operations or liquidity; however, upon adoption of SFAS No. 145, the extraordinary items in prior periods presented resulting from early retirement or discharge of debt will be reclassified.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect SFAS No. 146 to have a material effect on our consolidated financial position, results of operations or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Volatility in interest rates and foreign exchange rates can impact our earnings, equity and cash flow. From time to time we undertake transactions to hedge this impact. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", a hedge instrument is considered effective if it offsets partially or completely the impact on earnings, equity and cash flow due to fluctuations in interest and foreign exchange rates. In accordance with our policy, we do not execute derivatives that are speculative or that increase our risk from either interest rate or foreign exchange rate fluctuations. At August 3, 2002, we were not party to any interest rate derivative contracts. Foreign exchange derivatives at that date were exclusively in the form of forward exchange contracts executed over-the-counter. The counterparties to these contracts are several commercial banks, all of which hold investment grade ratings. There is a concentration of these contracts at JPMorgan Chase Bank.

Our Foreign Exchange Risk Management Policy is a risk-averse policy under which most exposures that impact earnings and cash flow are fully hedged, subject to a net $5.0 million equivalent of permitted exposures per currency. Exposures that impact only equity or that do not have a cash flow impact are generally not hedged with derivatives. There are two categories of foreign exchange exposures that are hedged: monetary assets and liabilities denominated in a foreign currency and future committed receipts or payments denominated in a foreign currency. These exposures normally arise from imports and exports of goods and from intercompany trade and lending activity.

As of August 3, 2002, the nominal or face value of forward foreign exchange contracts to which we were a party was $64.0 million in absolute U.S. Dollar equivalent terms.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 3 - Legal Proceedings of Part I of our annual report on Form 10-K for the year ended October 31, 2001 and Item 1 - Legal Proceedings of Part II of our quarterly reports on Form 10-Q for the quarters ended February 2, 2002 and May 4, 2002. On March 29, 2002, the individual defendants in the suit filed by John G. Kling on November 9, 2001, against certain of the Company’s present and former employees, officers and directors filed a motion to dismiss the matter. With regard to the complaint filed on June 5, 2001, by the Official Committee of Unsecured Creditors of Beloit Corporation (the “Beloit Committee”) against certain present and former officers of the Company, the dismissal of this matter by the Milwaukee County Circuit Court has been appealed by the Beloit Committee.

Item 2. Changes in Securities

Pursuant to the Plan of Reorganization, on July 12, 2001, all outstanding shares of the common stock of the Predecessor Company were cancelled, 150,000,000 shares of new common stock of Joy Global Inc. $1.00 par value were authorized, and 50,000,000 shares were designated for distribution to holders of allowed claims against the Predecessor Company. Pursuant to an order of the Bankruptcy Court, on February 6, 2002, we issued 228,395 shares of common stock to an international investment banking firm which acted as financial advisor to the creditors committee in our bankruptcy. One of our directors is a Managing Director of the investment banking firm. These shares, together with the other distributions of common stock bring the total number of shares distributed to date to 46,355,320. The shares distributed to Houlihan Lokey Howard & Zukin Capital are in addition to the 50,000,000 shares designated for distribution to creditors under the Plan of Reorganization.

Our Stock Incentive Plan authorizes the grant of up to 5,556,000 stock options, performance units and other stock-based awards to officers, employees and directors. Stock option grants of approximately 3.6 million shares were made to approximately 175 individuals on July 16, 2001, November 1, 2001, February 1, 2002 and May 1, 2002 with exercise prices of $13.76, $17.49, $17.49 and $16.09, respectively. The July 16, 2001 grant included grants of options to purchase 10,000 shares to each of our six outside directors. In addition, options to purchase 5,000 shares were granted to each of our six outside directors on February 27, 2002 with an exercise price of $15.84.

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

  Factors affecting our ability to capture available sales opportunities, including: customers’ perceptions of our quality and value of our products and services as compared to competitors’ products and services; whether we have successful reference installations to display to customers; customers’ perceptions of the health and stability as compared to our competitors; our ability to assist customers with competitive financing programs; and the availability of manufacturing capacity at our factories.

  Factors affecting general business levels, such as: political and economic conditions in major markets such as the United States, Canada, Europe, Asia and the Pacific Rim, South Africa, Australia and Chile; environmental and trade regulations; and the stability and ease of exchange of currencies.

  Factors affecting our ability to successfully manage the sales we obtain, such as: the accuracy of our cost and time estimates; the adequacy of our cost and control systems; and our success in delivering products and completing service projects on time and within budget; our success in recruiting and retaining qualified employees; wage stability and cooperative labor relations; plant capacity and utilization; and whether acquisitions are assimilated and divestitures completed without notable surprises or unexpected difficulties.

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

  Various other factors beyond our control.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description
3(a)	Certificate of Designations of Joy Global Inc. dated July 15, 2002
10(a)	Amended and Restated Credit Agreement, dated as of June 25, 2002, among Joy Global Inc. as Borrower, the lenders listed therein, Deutsche Bank Trust Company Ameriacas, as Agent, Heller Financial, Inc. and Fleet Capital Corporation, as Co-Syndication Agents, CIT Group/Business Credit, as Documentation Agent and Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Running Manager
10(b)	Form of Employee Stock Option Agreement dated May 1, 2002
10(c)	Form of Director Stock Option Agreement dated July 16, 2001
10(d)	Form of Director Stock Option Agreement dated February 27, 2002

(b) Reports on Form 8-K

           Form 8-K Report dated as of July 17, 2002 Item 11 “Other Events”

          Form 8-K Report dated as of July 26, 2002 Item 12 “Changes in Registrant's Certifying Accountants”

     FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date September 6, 2002	JOY GLOBAL INC. (Registrant) /s/ Donald C. Roof Donald C. Roof Executive Vice President, Chief Financial Officer and Treasurer

Date September 6, 2002	/s/ Michael S. Olsen Michael S. Olsen Vice President and Controller and Chief Accounting Officer

CERTIFICATIONS

I, John Nils Hanson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Joy Global Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 6, 2002

/s/ John Nils Hanson

John Nils Hanson

Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Donald C. Roof, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Joy Global Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 6, 2002

/s/ Donald C. Roof

Donald C. Roof

Executive Vice President, Chief Financial Officer and Treasurer