Form 10-K
period 2002-11-02
JOY GLOBAL INC
filed 2002-12-23
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED November 2, 2002
OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From _________ to ________.
Commission File number 1-9299

JOY GLOBAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	39-1566457 (I.R.S. Employer Identification No.)

100 East Wisconsin Ave, Suite 2780 Milwaukee, Wisconsin (Address of principal executive office)	53202 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (414) 319-8500

Securities registered pursuant to Section 12(b) of the Act:

8.75% Senior Subordinated Notes due 2012
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1 Par Value
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]    No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [    ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  [ X ]    No  [    ]

The aggregate market value of Registrant’s Common Stock held by non-affiliates, as of December 12, 2002, based on a closing price of $11.00 per share, was approximately $509.9 million.

The number of shares outstanding of Registrant’s Common Stock, as of December 12, 2002, was 46,355,320.

Documents incorporated by reference: the information required by Part III, Items 10, 11, 12 and 13, is incorporated by reference to the Company’s Proxy Statement for the Company’s 2003 annual meeting.

Joy Global Inc.

INDEX TO
ANNUAL REPORT ON FORM 10-K
For The Year Ended November 2, 2002

PART I

     This document contains forward-looking statements. When used in this document, terms such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “may be,” “objective,” “plan,” “predict,” “will be,” and the like are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ for a variety of reasons, many of which are beyond our control. Forward-looking statements are based upon our expectations at the time they are made. Although we believe that our expectations are reasonable, we can give no assurance that our expectations will prove to be correct. Important factors that could cause actual results to differ materially from such expectations (“Cautionary Statements”) are described generally below and disclosed elsewhere in this document. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     Factors that could cause actual results to differ materially from those contemplated include:

     Factors affecting customers’ purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles, and production and consumption rates of coal, copper, iron ore, gold, oil and other ores and minerals; the cash flows and capital expenditures of our customers; the cost and availability of financing to our customers and their ability to obtain regulatory approval for investments in mining projects; consolidations among customers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

     Factors affecting our ability to capture available sales opportunities, including: our customers’ perceptions of the quality and value of our products and services as compared to our competitors’ products and services; whether we have successful reference installations to display to customers; customers’ perceptions of our financial health and stability as compared to our competitors; our ability to assist customers with competitive financing programs; and the availability of manufacturing capacity at our factories.

     Factors affecting general business levels, such as: political and economic turmoil in major markets such as the United States, Canada, Europe, Asia and the Pacific Rim, South Africa, Australia, Russia, Indonesia, India, Brazil and Chile; environmental and trade regulations; commodity prices; and the stability and ease of exchange of currencies.

     Factors affecting our ability to successfully manage sales we obtain, such as: the accuracy of our cost and time estimates for major projects; the adequacy of our systems to manage major projects and our success in completing projects on time and within budget; our success in recruiting and retaining managers and key employees; wage stability and cooperative labor relations; plant capacity and utilization; and whether acquisitions are assimilated and divestitures completed without notable surprises or unexpected difficulties.

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

Item 1.  Business

General

     Joy Global Inc. (the “Company” or the “Successor Company,” “we,” “us” and “our”) was known as Harnischfeger Industries, Inc. (the “Predecessor Company”) prior to the Company's emergence from protection under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) on July 12, 2001 (the “Effective Date”). We are the direct successor to a business begun over 115 years ago which, at November 2, 2002, through its subsidiaries, manufactures and markets products classified into two business segments: underground mining machinery (Joy Mining Machinery or “Joy”) and surface mining equipment (P&H Mining Equipment or “P&H”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining.

Chapter 11 Filing and Emergence

     On June 7, 1999, the Predecessor Company and substantially all of its domestic operating subsidiaries filed voluntary petitions for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). By order dated May 29, 2001, the Bankruptcy Court confirmed our Plan of Reorganization (the “POR”). We formally emerged from bankruptcy on the Effective Date.

     As part of our emergence, we adopted fresh start accounting pursuant to the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). In accordance with fresh start accounting principles, our assets and liabilities were adjusted to their fair value as of the Effective Date with the excess of our enterprise value over the fair value of our tangible and identifiable intangible assets and liabilities reported as excess reorganization value in our consolidated balance sheet. The net effect of fresh start accounting adjustments was a gain of $45.1 million which was recorded in the income statement for the Predecessor Company during Fiscal 2001. As a result of the application of fresh start accounting, the Successor Company’s financial statements are not comparable to those of the Predecessor Company.

     The following table describes the periods presented in the financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Period	Referred to as

Results for the Successor Company From November 1, 2001 through November 2, 2002 From June 24, 2001 through October 31, 2001	“Fiscal 2002” “2001 Four Months”

Results for the Predecessor Company From November 1, 2000 through June 23, 2001 Twelve months ended October 31, 2000	“2001 Eight Months” “Fiscal 2000”

Combined 2001 Eight Months and 2001 Four Months	“Fiscal 2001”

     Of the fifty million shares that will be distributed to holders of allowed pre-petition claims against the Predecessor Company, a total of 46,126,925 shares of new common stock have been distributed to date under the POR. The most recent distribution was at the end of July 2002 and was based on approximately $1.30 billion of “current adjusted claims” and equated one share of Joy Global Inc. common stock to a $25.95 allowed claim. The next distribution is expected to take place at the end of January 2003 with future distributions to continue to take place at six-month intervals as the remaining bankruptcy related claims are resolved. We estimate that, if the remaining claims are resolved as we currently anticipate, “total projected claims” or the total amount of claims after all claims have been resolved will be approximately $1.21 billion. While this number has not changed significantly since it was included in the POR, given the uncertainties inherent in the claims resolution process, there can be no assurance that the remaining claims will be resolved for the amounts currently estimated by us. The amount of stock distributed in each future distribution to holders of pre-petition claims against the Predecessor Company is contingent on the resolution of such claims. For purposes of this Annual Report, all fifty million shares that will ultimately be distributed to creditors are treated as outstanding.

     In addition to these shares, by order of the Bankruptcy Court, we issued 228,395 shares of common stock to an international investment banking firm which acted as financial advisor to the creditors committee in our bankruptcy. One of our directors is a Managing Director of the investment banking firm. These shares, together with the other distributions, bring the total number of shares distributed to date to 46,355,320. As of November 2, 2002, 3,873,075 shares are designated for future distribution under the POR and held in a disputed claims equity reserve pending resolution of the remaining bankruptcy related claims against the Predecessor Company.

Underground Mining Machinery

     Joy is the world’s largest producer of high productivity underground mining machinery for the extraction of coal and other bedded materials. It manufactures and services mining equipment for the underground extraction of coal and other bedded materials. Joy has significant facilities in Australia, South Africa, the United Kingdom and the United States, as well as sales offices in Poland, India, Russia, and the People’s Republic of China. Joy products include: continuous miners; complete longwall mining systems (consisting of roof supports, an armored face conveyor and a longwall shearer); longwall shearers; roof supports; armored face conveyors; shuttle cars; continuous haulage systems; battery haulers; flexible conveyor trains; and roof bolters. Joy also maintains an extensive network of service and replacement parts distribution centers to rebuild and service equipment and to sell replacement parts in support of its installed base. This network includes eight service centers in the United States and five outside of the United States, all of which are strategically located in major underground mining regions.

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

     Flexible conveyor trains (FCT) - FCT’s are electric powered, self-propelled conveyor systems that provide continuous haulage of coal from a continuous miner to the main mine belt. The coal conveyor operates independently from the track chain propulsion system, allowing the FCT to move and convey coal simultaneously. Available in lengths of up to 420 feet, the FCT is able to negotiate multiple 90-degree turns in an underground mine infrastructure.

     Roof bolters - Roof bolters are roof drills used to bore holes in the mine roof and to insert long metal bolts into the holes to prevent roof falls.

     Joy utilizes its aftermarket infrastructure to quickly and efficiently provides customers with high-quality parts, exchange components, repairs, rebuilds, whole machine exchanges and service. Joy’s cost-per-ton programs allow its customers to pay fixed prices for each ton of material mined in order to match equipment costs with revenues, to reduce capital requirements, and ensure quality aftermarket parts and services for the life of the contract.

     The Joy business has demonstrated cyclicality over the years. This cyclicality is driven primarily by product life cycles, new product introductions, competitive pressures and other economic factors affecting the mining industry such as commodity prices (particularly coal prices) and company consolidation in the coal mining industry.

Surface Mining Equipment

     P&H is the world’s largest producer of electric mining shovels and walking draglines and a leading producer of rotary blasthole drills for open-pit mining operations. In addition, P&H is a significant producer of large diameter blasthole drills and dragline bucket products. P&H has facilities in Canada, Australia, South Africa, Botswana, Brazil, Chile, Venezuela and the United States, as well as sales offices in the United Kingdom, Russia, Mexico, Peru and the People’s Republic of China. P&H products are used in mines, quarries and earth moving operations in the digging and loading of copper, coal, iron ore, oil sands, gold, lead, zinc, bauxite, uranium, phosphate, stone, clay and other minerals and ores. P&H also is a major provider of manufacturing, repair and support services for the surface mining industry through its MinePro Services group.

Products and Services:

     Electric mining shovels - Mining shovels are primarily used to load copper ore, coal, iron ore, other mineral-bearing materials, overburden, or rock into trucks. There are two basic types of mining shovels, electric and hydraulic. Electric mining shovels are able to handle larger buckets, allowing them to load greater volumes of rock and minerals, while hydraulic shovels are smaller and more maneuverable. The electric mining shovel offers the lowest cost per ton of mineral mined. Its use is determined by size of operation and the availability of electricity. P&H manufactures only electric mining shovels. Buckets can range in size from 14 cubic yards up to 76 cubic yards.

     Walking draglines - Draglines are primarily used to remove overburden, which is the earth located over a coal or mineral deposit, by dragging a large bucket through the overburden, carrying it away and depositing it in a remote spoil pile. P&H’s draglines weigh from 500 to 7,500 tons, and are typically described in terms of their “bucket size” which can range from 30 to 160 cubic yards.

     Blasthole drills - Most surface mines require breakage or blasting of rock, overburden, or ore by explosives. To accomplish this, it is necessary to bore out a pattern of holes into which the explosives are placed. Rotary blasthole drills are used to drill these holes and are usually described in terms of the diameter of the hole they bore. For blasthole drills manufactured by P&H, the boreholes range in size from 8 5/8 inches in diameter to 22 inches in diameter.

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

     P&H has a relationship in the electric mining shovel business with Kobelco Construction Machinery Co., Ltd. (“Kobe”) pursuant to which P&H licenses Kobe to manufacture certain electric mining shovels and related replacement parts in Japan. P&H has the exclusive right to market Kobe-manufactured mining shovels and parts outside Japan. In addition, P&H is party to an agreement with a company in the People’s Republic of China licensing the manufacture and sale of two models of electric mining shovels and related components. This relationship provides P&H with an opportunity to sell component parts for shovels built in China.

     P&H’s businesses are subject to cyclical movements in the markets. Sales of original equipment are driven to a large extent by commodity prices. Rising commodity prices typically lead to the expansion of existing mines, opening of new mines or re-opening of less efficient mines. Increased mining activity often requires new machinery. Although the aftermarket segment is much less cyclical, severe reductions in commodity prices can result in removal of machines from mining production and, thus, dampen demand for parts and services. Conversely, significant increases in commodity prices can result in higher use of equipment and generate requirements for more parts and services.

Discontinued Operation

     On October 8, 1999, the Predecessor Company announced its plan to dispose of its pulp and paper machinery segment owned by Beloit Corporation and its subsidiaries (“Beloit”). The Predecessor Company classified Beloit as a discontinued operation in its Consolidated Financial Statements as of October 31, 1999. Most of Beloit’s assets were sold pursuant to Bankruptcy Court approved procedures prior to the Effective Date. The Predecessor Company’s equity interest in Beloit was transferred to a liquidating trust on the Effective Date.

Financial Information

     Financial information about our business segments and geographic areas of operation is contained in Item 8 - Financial Statements and Supplementary Data and Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Employees

     As of November 2, 2002, we employed approximately 6,800 people with approximately 3,400 employed in the United States. Local unions represent approximately 1,900 of our U.S. employees under collective bargaining agreements. We believe that we maintain generally good relationships with our employees.

Competitive Conditions

     Joy and P&H conduct their domestic and foreign operations under highly competitive market conditions, requiring that their products and services be competitive in price, quality, service and delivery. The customers for these products are generally large international mining companies with substantial purchasing power.

     Joy’s continuous mining machinery, longwall shearers, continuous haulage equipment, roof supports and armored face conveyors compete with a number of worldwide manufacturers of such equipment. Joy’s rebuild services compete with a large number of local repair shops. Joy competes with various regional suppliers in the sale of replacement parts and services for Joy equipment.

     P&H’s shovels and draglines compete with similar products and with hydraulic excavators, large rubber-tired front-end loaders and bucket wheel excavators made by several international manufacturers. P&H’s large rotary blasthole drills compete with several worldwide drill manufacturers. P&H’s aftermarket services compete with a large number of primarily regional suppliers. Manufacturer location is not a significant advantage or disadvantage in this industry.

     Both Joy and P&H compete on the basis of providing superior productivity, reliability and service and lower overall cost of production to their customers. Both Joy and P&H compete with local and regional service providers in the provision of maintenance, rebuild and other services to mining equipment users.

Backlog

     Backlog represents unfilled customer orders for our products and services. The customer orders that are included in the backlog represent legal commitments by customers, who have satisfied our credit review procedures, to purchase specific products or services from us. The following table provides backlog by business segment as of the fiscal year end. These backlog amounts exclude all customer arrangements under long-term equipment life cycle management programs. These programs extend for up to thirteen years and totaled approximately $400 million as of November 2, 2002.

In thousands	2002	2001	2000
Underground Mining Machinery	$ 126,186	$ 186,705	$ 151,220
Surface Mining Equipment	130,761	45,855	75,734
Total Backlog	$ 256,947	$ 232,560	$ 226,954

     The change in backlog for Underground Mining Machinery from October 31, 2001 to November 2, 2002 reflects a decrease in orders for continuous miners, while the increase in backlog for Surface Mining Equipment over the same period is associated with an increase in orders for electric mining shovels and an order for a walking dragline.

     The change in backlog from October 31, 2000 to October 31, 2001 reflects an increase in orders for continuous miners for Underground Mining Machinery, while the decrease in Surface Mining Equipment is associated with a decrease in orders for electric mining shovels.

Raw Materials

     Joy purchases electric motors, gears, hydraulic parts, electronic components, forgings, steel, clutches and other components and raw material from outside suppliers. Although Joy purchases certain components and raw materials from a single source, alternative suppliers are available for all such items.

     P&H purchases raw and semi-processed steel, castings, forgings, copper and other materials from a number of suppliers. In addition, component parts, such as engines, bearings, controls, hydraulic components and a wide variety of mechanical and electrical items are purchased from a group of pre-qualified suppliers.

     In Fiscal 2002, we combined our purchases of certain significant categories of raw materials and components at Joy and P&H and established strategic partnerships with selected suppliers. After a comprehensive evaluation, approximately 80 suppliers were awarded Strategic Alliance relationships. These relationships were established to leverage the combined purchases of Joy and P&H, to raise the bar on supplier performance, and to pursue additional process improvement and cost reduction opportunities.

Patents and Licenses

     We own numerous patents and trademarks and have patent licenses from others relating to our respective products and manufacturing methods. Also, patent and trademark licenses are granted to others and royalties are received under most of these licenses. While we do not consider any particular patent or license or group of patents or licenses to be essential to our respective businesses, we consider our patents and licenses significant to the conduct of our businesses in certain product areas.

Research and Development

     We are strongly committed to research and development and pursue technological development through the engineering of new products and systems, the improvement and enhancement of licensed technology, and synergistic acquisitions of technology. Research and development expenses were $6.5 million, $2.8 million, $4.8 million and $6.5 million for Fiscal 2002, the 2001 Four Months, 2001 Eight Months and Fiscal 2000, respectively, not including application engineering.

Environmental, Health and Safety Matters

     Our domestic activities are regulated by federal, state and local statutes, regulations and ordinances relating to both environmental protection and worker health and safety. These laws govern current operations, require remediation of environmental impacts associated with past or current operations, and under certain circumstances provide for civil and criminal penalties and fines as well as injunctive and remedial relief. Our foreign operations are subject to similar requirements as established by their respective countries.

     We expend substantial managerial and financial resources in developing and implementing actions for continued compliance with these requirements. We believe that we have substantially satisfied these diverse requirements. Because these requirements are complex and, in many areas, rapidly evolving, there can be no guarantee against the possibility of sizeable additional costs for compliance in the future. However, these laws have not had, and are not presently expected to have, a material adverse effect on us.

     Our operations or facilities have been and may become the subject of formal or informal enforcement actions or proceedings for alleged noncompliance with either environmental or worker health and safety laws or regulations. Such matters have typically been resolved through direct negotiations with the regulatory agency and have typically resulted in corrective actions or abatement programs. However, in some cases, fines or other penalties have been paid.

Item 2. Properties

     As of November 2, 2002, the following principal properties of our operations were owned, except as indicated. Our worldwide corporate headquarters are currently housed in 10,000 square feet of leased space in Milwaukee, Wisconsin. All of these properties are generally suitable for the operations currently conducted at them.

Underground Mining Machinery Locations

Location	Floor Space (Sq. Ft.)	Land Area (Acres)		Principal Operations

Franklin, Pennsylvania	739,000		58	Underground mining machinery, components and parts.

Reno, Pennsylvania Brookpark, Ohio Solon, Ohio	121,400 85,000 101,200		22 4 11	Components and parts for mining machinery.

*Abingdon, Virginia	63,400		22	Underground mining machinery and components.

*Bluefield, Virginia *Duffield, Virginia *Homer City, Pennsylvania *Meadowlands, Pennsylvania *Mt. Vernon, Illinois *Wellington, Utah	102,160 90,000 79,920 117,900 107,130 68,000		15 11 10 13 12 60	Mining machinery rebuild, service and parts sales.

*McCourt Road, Australia	101,450		33	Underground mining machinery, components and parts.

Parkhurst, Australia Cardiff, Australia	48,570 22,600	(1)	15 3	Rebuild service center.

Wollongong, Australia	27,000	(1)	4	Roof bolting equipment.

*Steeledale, South Africa	285,140		13	Underground mining machinery, components and parts.

*Wadeville, South Africa	185,140		29	Underground mining machinery assembly and service.

Pinxton, England	76,000		10	Service and rebuild.

Wigan, England	60,000	(2)	3	Engineering and administration.

*Worcester, England	178,000		14	Mining machinery, components and parts.

*Mikolow, Poland	42,266	(1)	3	Service and rebuild.

Surface Mining Equipment Locations

Location	Floor Space (Sq. Ft.)	Land Area (Acres)		Principal Operations

Milwaukee, Wisconsin	1,067,000		46	Electric mining shovels, electric draglines and large diameter electric and diesel rotary blasthole drills.

*Milwaukee, Wisconsin	180,000		13	Electrical products.

Cleveland, Ohio	270,000		8	Gearing manufacturing.

*Gillette, Wyoming Evansville, Wyoming *Mesa, Arizona *Elko, Nevada Kilgore, Texas	60,000 25,000 40,000 30,000 12,400		6 6 5 5 4	Rebuild service center.

Calgary, Canada	6,000	(3)	1	Climate control system manufacturing.

*Bassendean, Australia *Mt. Thorley, Australia *Mackay, Australia	72,500 81,800 35,500		5 11 3	Components and parts for mining machinery.

*Mackay, Australia *Hemmant, Australia *Rockdale, Australia	8,611 23,724 23,724	(3)	2 2 10	Rebuild service center.

Johannesburg, South Africa	44,000	(4)	1	Rebuild service center.

*Belo Horizonte, Brazil	37,700		1	Components and parts for mining shovels.

*Santiago, Chile *Antofagasta, Chile	6,800 21,000		1 1	Rebuild service center.

-----------------------------

     (1) Under a month to month lease.
     (2) Under a lease expiring in 2010.
     (3) Under a lease expiring in 2004.
     (4) Under a lease expiring in 2005.

     * Property includes a warehouse.

     Joy operates warehouses in Green River, Wyoming; Pineville, West Virginia; Brookwood, Alabama; Carlsbad, New Mexico; Norton, Virginia; Lovely and Henderson, Kentucky; Cardiff, Emerald, Kurri Kurri, Moranbah and Lithgow, Australia; Hendrina and Secunda, South Africa, Siberia, Russia and Chiriniri, India. All warehouses are owned except for the warehouses in Lovely and Henderson, Kentucky, and Secunda, South Africa, which are leased.

     P&H operates warehouses in Cleveland, Ohio; Hibbing and Virginia, Minnesota; Charleston, West Virginia; Negaunee, Michigan; Hinton, Sparwood, Labrador City and Baie-Comeau, Canada; Iquique and Calama, Chile; Johannesburg, South Africa; and Puerto Ordaz, Venezuela. The warehouses in Hibbing, Johannesburg and Calama are owned; the others are leased. In addition, P&H leases sales offices throughout the United States and in principal surface mining locations in other countries.

Item 3. Legal Proceedings

     The Company and certain of its present and former senior executives were named as defendants in a class action, captioned in re: Harnischfeger Industries, Inc. Securities Litigation, filed in the United States District Court for the Eastern District of Wisconsin on June 5, 1998. This action sought damages in an unspecified amount on behalf of a class of purchasers of our common stock, based principally on allegations that our disclosures with respect to certain contracts of Beloit Corporation, a former business unit, violated the federal securities laws. An order and final judgment approving the settlement of this matter was issued by the District Court on November 22, 2002. Our responsibility for the settlement is to be paid out of our available insurance.

     The Official Committee of Unsecured Creditors of Beloit Corporation, purportedly suing in its own right and in the name and on behalf of Beloit Corporation, filed suit in the Milwaukee County Circuit Court on June 5, 2001 against certain present and former officers of the Company and Beloit Corporation seeking both money damages in excess of $300 million and declaratory relief. Among other things, the plaintiff alleges that the defendants should be held liable for “waste and mismanagement of Beloit’s assets”. Plaintiff also alleges that settlement agreements reached with certain former officers of the Company constituted fraudulent transfers and should be deemed null and void. The plaintiffs have agreed that any judgment will be limited to and satisfied out of our available insurance. Milwaukee County Court dismissed this matter on May 24, 2002. Plaintiff appealed this decision on July 8, 2002.

     The Beloit Liquidating Trust also filed a motion in the Bankruptcy Court for reallocation and reimbursement of professional fees and intercompany expenses. We filed an expert report with the Bankruptcy Court indicating that the Beloit Liquidating Trust owes us additional monies for professional fees. Discovery in this matter is continuing.

     John G. Kling, purportedly on his own behalf and “in a representative capacity for the Harnischfeger Industries Employees’ Savings Plan”, filed suit in the United States District Court for the District of Massachusetts on November 9, 2001, against certain of the Company’s present and former employees, officers and directors. This action seeks damages in an unspecified amount based, among other things, on allegations that the members of the Company’s Pension Investment Committee, the Pension Committee of the Company’s Board of Directors and Fidelity Management Trust Company failed to properly discharge their fiduciary obligations under ERISA with respect to the “Harnischfeger Common Stock Fund” in the Harnischfeger Industries Employees’ Savings Plan. The individual defendants’ March 29, 2002 motion to dismiss this matter has not yet been acted on by the District Court.

     The Company and its subsidiaries are party to other litigation matters and claims that are normal in the course of their operations. Also, as a normal part of their operations, the Company’s subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the results of the above noted litigation and other pending litigation will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

     The Company and its subsidiaries are also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure related to these environmental matters, we believe that the resolution of these matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

See Item 1 - Business - Chapter 11 Filing and Emergence for information regarding our bankruptcy proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the last quarter of Fiscal 2002.

Executive Officers of the Company

     The following table shows certain information for each of the corporation’s executive officers, including position with the corporation and business experience. The executive officers of the Company are elected at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other meetings as appropriate.

Name	Age	Current Office and Principal Occupation	Years as Officer

John Nils Hanson.........	61	Chairman, President and Chief Executive Officer since 2000. Vice Chairman from 1998 to 2000; President and Chief Executive Officer since 1999; President and Chief Operating Officer from 1996 to 1998. Executive Vice President and Chief Operating Officer from 1995 to 1996. President, Chief Operating Officer and Director of Joy from 1990 to 1995. Director since 1996.	7

Donald C. Roof.........	50	Executive Vice President, Chief Financial Officer and Treasurer. President and Chief Executive Officer of Heafner Tire Group, Inc. from 1999 to Fiscal 2001 and Senior Vice President and Chief Financial Officer from 1997 to 1999.	1

James A. Chokey........	59	Executive Vice President for Law and Government Affairs and General Counsel since 1997. Senior Vice President, Law and Corporate Development of Beloit from 1996 to 1997.	5

Dennis R. Winkleman	52	Executive Vice President Human Resources since 2000. Mr.Winkleman held similar positions with Midwest Generation LLC in 2000, Beloit Corporation from 1997 to 2000 and Zenith Electronics from 1995 to 1997.	2

Mark E. Readinger	49	Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of P&H Mining Equipment, effective December 12, 2002. President and Chief Executive Officer of Armillaire Technologies from January, 2001 until June, 2002. President and Chief Operating Officer of Beloit Corporation from February 1998 until January 2001. Served with Joy Mining Machinery beginning in March 1994, including as President and Chief Operating Officer from March 1996 until February 1998	-

Involvement in Certain Legal Proceedings

      On June 7, 1999, the Company and substantially all of its domestic operating subsidiaries, including Beloit, Joy, and P&H, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Certain of the Company’s officers are also officers or directors of other subsidiaries of the Company that filed for reorganization under Chapter 11.

On January 15, 2001, Fansteel Inc., a company of which Mr. Roof is a director, announced that it filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As such, each of the Company’s executive officers has been associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock began trading on the Nasdaq National Market on June 15, 2001 under the symbol “JOYG.” The following table sets forth the high bid and low asked prices for our common stock since it began trading on the Nasdaq:

	2002		2001
Period	High	Low	High	Low
First Quarter	$18.10	$14.30	n/a	n/a
Second Quarter	17.45	13.87	n/a	n/a
Third Quarter	17.88	11.66	16.90	15.00
Fourth Quarter	14.20	7.65	19.45	13.75

     The Predecessor Company’s common stock was cancelled at the Effective Date. No dividends have been paid on the Successor Company stock. As of November 2, 2002, there were 241 shareholders of record.

Item 6. Selected Financial Data

     The following table sets forth certain selected historical financial data on a consolidated basis. The selected consolidated financial data was derived from our Consolidated Financial Statements. The Fiscal 2001 data has been separated into the 2001 Four Months and Predecessor Company 2001 Eight Months. As a result of the application of fresh start accounting, the Successor Company’s financial statements are not comparable to those of the Predecessor Company. During the first quarter of Fiscal 2002, we amended our by-laws to adopt a 52- or 53-week fiscal year and changed our fiscal year-end date from October 31 to the Saturday nearest October 31. Beginning with the first quarter of Fiscal 2002, each of our fiscal quarters consists of 13 weeks, except for any fiscal years consisting of 53 weeks that will add one week to the first quarter. This change did not have a material effect on our revenue or results of operations for Fiscal 2002. Beloit was classified as a discontinued operaton by the Predecessor Company as of June 23, 2001 and October 31, 2000 and 1999 and, accordingly, the results of operations of prior years have been restated to reflect classifying the Beloit Segment as a discontinued operation. The balance sheet data has not been restated for 1998. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements appearing in Item 8 -- Financial Statements and Supplementary Data and Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

RESULTS OF OPERATIONS

				Years Ended October 31,
In thousands except per share amounts	Year Ended November 2, 2002	Successor Company 2001 Four Months	Predecessor Company 2001 Eight Months	2000	1999*	1998*
Net sales	$1,150,847	$407,715	$740,458	$1,123,141	$1,119,052	$1,216,216
Operating income (loss)	(15,143)	(52,255)	43,956	58,020	(82,514)	61,393

Income (loss) from continuing operations	$(23,157)	$(76,498)	$50,632	$(29,553)	$(353,088)	$14,366
Income (loss) from discontinued operations	-	-	(3,170)	66,200	(798,180)	(184,399)
Gain (loss) on disposal of discontinued operations	-	-	256,353	227,977	(529,000)	151,500
Extraordinary loss on early retirement of debt	(4,860)	-	-	-	-	-
Extraordinary gain on debt discharge	-	-	1,124,083	-	-	-
Net income (loss)	$(28,017)	$(76,498)	$1,427,898	$264,624	$(1,680,268)	$(18,533)

Earnings (Loss) Per Share - Basic and Diluted
Income (loss) from continuing operations	$(0.46)	$(1.53)	$1.08	$(0.63)	$(7.62)	$0.31
Income (loss) from and net gain (loss) on disposal of discontinued operations	-	-	5.41	6.30	(28.65)	(0.71)
Extraordinary gain (loss)	(0.10)	-	24.01	-	-	-
Net income (loss) per common share	$(0.56)	$(1.53)	$30.50	$5.67	$(36.27)	$(0.40)

Dividends Per Common Share	$-	$-	$-	$-	$0.10	$0.40

Working capital	$382,702	$443,313	$242,278	$218,796	$187,169	$436,864
Total Assets	1,257,339	1,371,714	1,314,451	1,292,928	1,711,813	2,787,259
Total Long-Term Obligations	216,252	289,936	1,417,982	1,332,573	1,506,219	1,119,180

*Beloit was classified as a discontinued operation on October 31, 1999. The results of operations of prior years have been restated accordingly.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     As is more fully discussed in Note 1 - Reorganization and Emergence From Chapter 11 and Note 2 - Basis of Presentation in Notes to the Consolidated Financial Statements, we adopted fresh start accounting pursuant to the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”), during the third quarter of Fiscal 2001 resulting in a change in the basis of accounting in our underlying assets and liabilities at the Effective Date. Accordingly, the financial statements of the Successor Company and the Predecessor Company are not comparable. For purposes of this Management’s Discussion and Analysis, we have combined the actual results of operations for the Successor Company 2001 Four Months and the Predecessor Company 2001 Eight Months as Fiscal 2001 operating results in order to present a meaningful comparative analysis to current and prior fiscal years operating results. The Successor Company 2001 Four Months and the Predecessor Company 2001 Eight Months financial information are derived from the Consolidated Financial Statements. In addition to the basis in accounting differences, operating results of our Fiscal 2001 and Fiscal 2000 were significantly impacted by items associated with the Predecessor Company bankruptcy, including extraordinary debt forgiveness, restructuring activities, pre-petition lawsuit settlements and other charges related to certain bankruptcy activities. Also, our Fiscal 2002 and 2001 Four Months were affected by charges relating to recognizing the effects of additional depreciation, amortization and cost of sales arising from the revaluation of our assets at the Effective Date.

2002 Compared with 2001

Sales

     The following table sets forth the Fiscal 2002 and Fiscal 2001 net sales as derived from our Consolidated Statement of Operations:

In thousands	Fiscal 2002	Successor Company 2001 Four Months	Predecessor Company 2001 Eight Months	Fiscal 2001
Net Sales Underground Mining Machinery	$745,714	$238,548	$436,045	$674,593
Surface Mining Equipment	405,133	169,167	304,413	473,580
Total	$1,150,847	$407,715	$740,458	$1,148,173

     Net sales in Fiscal 2002 were approximately the same as net sales in Fiscal 2001. A $71.1 million increase in shipments in the Underground Mining Machinery segment was substantially offset by a $68.5 million decrease in net sales for Surface Mining Equipment.

     The increase in Underground Mining Machinery net sales in Fiscal 2002 was a result of an increase in new machine shipments and replacement parts sales partially offset by a decrease in component repairs. The improved new machine sales were due to higher sales of continuous miners, shuttle cars and roof supports in the United States and continuous miners into China and Australia. Aftermarket shipments in the United States were softer in Fiscal 2002 as compared to Fiscal 2001, particularly in the last two quarters of Fiscal 2002. This decrease was offset by strong parts sales into China. The mild winter and sluggish economy in the United States led to increased coal stockpiles and curtailment of coal production which adversely affected our aftermarket business. The growing population of Joy equipment in operation in China has resulted in higher levels of repair parts sales into that country.

     The decrease in Surface Mining Equipment net sales in Fiscal 2002 was due to a decrease in the shipment of new equipment, primarily electric mining shovels, while aftermarket parts and service sales remained flat. The decrease in electric mining shovels was due to the depressed market for copper, gold and coal, which resulted in lower new machine sales to North and South American, Australian and Pacific Rim customers. In the aftermarket, increased sales for replacement parts were achieved in North America, Australia and the Pacific Rim. However, these sales were offset by lower parts and service sales in the Southwestern United States and South America. In addition, the sale of refurbished electric mining shovels to customers served by our Australian operation benefited Fiscal 2001.

Operating Income

     The following table sets forth the elements of our Fiscal 2002 operating income (loss) as compared with Fiscal 2001. Actual operating results, as derived from our Consolidated Statement of Operations, have been adjusted to reflect the impacts of fresh start accounting charges, pre-petition lawsuit settlements, and restructuring and other special charges:

In thousands	Fiscal 2002	Successor Company 2001 Four Months	Predecessor Company 2001 Eight Months	Fiscal 2001

Operating income (loss): Underground Mining Machinery	$19,516	$(28,426)	$30,269	$1,843
Surface Mining Equipment	(18,157)	(17,738)	23,902	6,164
Corporate Expense	(16,502)	(6,091)	(10,215)	(16,306)
Total	$(15,143)	$(52,255)	$43,956	$(8,299)

Adjustments to operating income (loss): Fresh Start Accounting Items	$80,909			$90,978
Pre-petition Lawsuit Settlements	-			975
Predecessor goodwill amortization	-			6,233
Restructuring and Other Special Charges	-			(58)
Total	$80,909			$98,128

Adjusted operating income (loss): Underground Mining Machinery	$69,280			$67,843
Surface Mining Equipment	12,988			38,292
Corporate Expense	(16,502)			(16,306)
Total	$65,766			$89,829

     The Fiscal 2002 fresh start accounting items consist of a $53.6 million charge for the increased fair value of inventory that was taken to cost of sales, $13.3 million of additional depreciation expense associated with the revalued property, plant and equipment, and $14.0 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. The Fiscal 2001 fresh start accounting items consist of a $74.6 million charge for the increased fair value of inventory that was taken to cost of sales, $4.4 million of additional depreciation expense associated with the revalued property, plant and equipment, and $12.0 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. Also included in the Fiscal 2001 adjustments to operating income was $6.2 million of amortization expense related to goodwill for the 2001 Eight Months. For comparative purposes, Fiscal 2001 operating income has been adjusted to eliminate goodwill amortization because we discontinued amortizing goodwill upon our emergence from bankruptcy in connection with adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

     The following discussion is based on adjusted operating income (loss) for Fiscal 2002 as compared with Fiscal 2001 as presented in the above table. Operating income decreased from $89.8 million in Fiscal 2001 to $65.8 million in Fiscal 2002. This decrease was the result of a $25.3 million decrease in operating profit for the Surface Mining Equipment business that was partially offset by a $1.4 million increase in operating profit for the Underground Mining Machinery business.

     Operating profit for Underground Mining Machinery increased slightly in Fiscal 2002 as compared to Fiscal 2001. Favorable impacts included an increase in net sales in Fiscal 2002 and the elimination of the bonus provision due to the failure to meet the performance targets established for the 2002 fiscal year. These favorable impacts on earnings in Fiscal 2002 were partially offset by the unfavorable original equipment sales mix during Fiscal 2002. Fiscal 2002 as compared to Fiscal 2001 included a larger percentage of roof support sales at lower than expected gross margin percentages, unfavorable manufacturing variances associated with the production of several roof support systems and the cost associated with executive management changes. The project management process associated with the fulfillment of roof support orders has been reviewed and the unfavorable performance in Fiscal 2002 is not expected to be repeated. In addition, during Fiscal 2002, the ongoing efforts to control operating costs allowed us to mitigate the impact of general inflation and the cost associated with the implementation of a strategic sourcing initiative, which initiative will benefit product cost in the future.

     The decrease in operating profit for Surface Mining Equipment was the result of a decrease in net sales in Fiscal 2002, a significant reduction in manufacturing absorption associated with the decrease in the production of new machines in this segment’s manufacturing facilities, and an increase in warranty costs. In addition, lower production volumes resulted in workforce reduction that increased severance and medical benefit costs at our Milwaukee manufacturing facility during Fiscal 2002. These unfavorable impacts on margins were partially offset by an improvement in the sales mix during Fiscal 2002. Fiscal 2002 as compared to Fiscal 2001 included a larger precentage of parts sales which carry a larger gross margin percentage.

Product Development, Selling and Administrative Expense

     Product development, selling and administrative expense for Fiscal 2002 was $198.8 million, after fresh start charges of $14.0 million, as compared to $209.8 million, after fresh start charges of $12.0 million, for Fiscal 2001. The decrease was due primarily to a decrease in bonus accruals and savings due to cost reductions partially offset by an increase in pension expense and charges related to executive severance. After the elimination of fresh start charges, product development, selling and administrative expense as a percentage of sales for Fiscal 2002 decreased to 17.3% as compared to 18.3% in Fiscal 2001.

Interest Expense

     Interest expense for Fiscal 2002 increased to $31.0 million as compared to $25.4 million after eliminating $14.9 million associated with pre-petition claims incurred in the Third Quarter of 2001 related to our emergence from bankruptcy, in Fiscal 2001. This increase was principally due to interest expense associated with the Senior Notes, Senior Subordinated Notes and Credit Agreement included in Fiscal 2002 whereas Fiscal 2001 only included less than four months of interest for the Credit Agreement and Senior Notes. Cash interest paid in Fiscal 2002 and Fiscal 2001 was $27.7 million and $21.4 million, respectively.

Provision for Income Taxes

     Income tax benefit for Fiscal 2002 increased to $14.2 million as compared to $13.6 million in Fiscal 2001. This change was principally due to the reversal in Fiscal 2002 of certain deferred tax liabilities related to fresh start accounting adjustments, changes in the sources of earnings around the world and changes in statutory tax rates offset by a $35.0 million tax benefit in the 2001 Third Quarter from the adjustment of certain global income tax liabilities that was not repeated in Fiscal 2002.

Pension and Postretirement Benefits

     Pension expense for Fiscal 2002 was $2.7 million compared to pension income of $5.8 million in Fiscal 2001. This $8.5 million increase in pension expense is the result of the reduction of the discount rate assumption used in the United States for Fiscal 2002 and the reduction in the pension plan assets that have taken place over the past couple years. For the 2003 fiscal year we have reduced the return on asset assumption for the pension plans in the United States and the United Kingdom from 9.5% to 9.0% and 9.5% to 7.5%, respectively. These plans represented in excess of 98% of our total pension plan assets as of the end of Fiscal 2002. These return on asset assumptions are based primarily on the targeted investment asset mix and the expected rate of return on the individual components of the investment mix. As a result of the changes in assumptions and the decrease in the market value of the plan assets, we estimate that pension expense for the 2003 fiscal year will be approximately $13 million.

2001 Compared with 2000

Sales

     The following table sets forth the Fiscal 2001 and Fiscal 2000 net sales of the Company as derived from the Consolidated Statement of Operations:

In thousands	Successor Company 2001 Four Months	Predecessor Company 2001 Eight Months	Fiscal 2001	Fiscal 2000
Net Sales Underground Mining Machinery	$238,548	$436,045	$674,593	$614,356
Surface Mining Equipment	169,167	304,413	473,580	508,785
Total	$407,715	$740,458	$1,148,173	$1,123,141

     Net sales in Fiscal 2001 were 2.2% higher than net sales in 2000. A $60.2 million increase in shipments in the Underground Mining Machinery segment was partially offset by a $35.2 million decrease in net sales for Surface Mining Equipment.

     The increase in Underground Mining Machinery net sales in Fiscal 2001 was a result of a slight improvement in new machine shipments combined with strong performance for replacement parts sales and component repairs. The improved new machine sales were due primarily to the beginning of the recovery from the depressed markets for continuous miners and shuttle cars in the United States and South Africa, while the sales of longwall equipment remained at about the same level as Fiscal 2000. In the aftermarket, favorable results for replacement parts were achieved in the United States where coal producers saw an improvement in the price they received for their coal, and in the Chinese market, served out of the United Kingdom, where the mining equipment that has been placed over the last decade has begun to be rebuilt and to use replacement parts for the rebuilding process.

     The decrease in Surface Mining Equipment net sales in Fiscal 2001 was due to a decrease in the shipment of new equipment, primarily electric mining shovels, partially offset by an increase in replacement part sales. The decrease in electric mining shovels was due to the depressed market for copper and iron ore, which resulted in lower new machine sales to North and South American customers. In the aftermarket, increased sales for replacement parts were achieved in North and South America as equipment was rebuilt and sales of other equipment suppliers’ products continued to increase. In addition, the sale of refurbished electric mining shovels to customers served by the Australian operation benefited the 2001 fiscal year.

Operating income

     The following table sets forth the elements of Fiscal 2001 operating income (loss) of the Company as compared with Fiscal 2000. Actual operating results, as derived from the Company’s Consolidated Statement of Operations, have been adjusted to reflect the impacts of fresh start accounting charges, pre-petition lawsuit settlements, and restructing and other special charges:

In thousands	Successor Company 2001 Four Months	Predecessor Company 2001 Eight Months	Fiscal 2001	Fiscal 2000

Operating income (loss):
Underground Mining Machinery	$(28,426)	$30,269	$1,843	$16,956
Surface Mining Equipment	(17,738)	23,902	6,164	57,432
Corporate Expense	(6,091)	(10,215)	(16,306)	(16,368)
Total	$(52,255)	$43,956	$(8,299)	$58,020

Adjustments to operating income (loss):
Fresh Start Accounting Items			$90,978	$-
Predecessor Goodwill Amortization			6,233	9,757
Pre-petition Lawsuit Settlements			975	11,365
Restructuring and Other Special Charges			(58)	4,518
Total			$98,128	$25,640

Adjusted operating income (loss):
Underground Mining Machinery			$67,843	$41,213
Surface Mining Equipment			38,292	58,815
Corporate Expense			(16,306)	(16,368)
Total			$89,829	$83,660

     The fresh start accounting charges in Fiscal 2001 consist of a $74.6 million charge for the increase to fair value of inventory that was taken to cost of sales, $4.4 million of additional depreciation expense associated with the revalued property, plant and equipment, and $12.0 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. Also included in the adjustments to operating income was $6.2 million and $9.8 million of amortization expense related to goodwill for the 2001 Eight Months and Fiscal 2000, respectively. Since goodwill is no longer amortized, this expense is eliminated from operating income for comparative purposes.

     The following discussion is based on adjusted operating income (loss) for Fiscal 2001 as compared with Fiscal 2000 as presented in the above table. Operating income increased from $83.5 million in Fiscal 2000 to $89.8 million in Fiscal 2001. This improvement was the result of a $26.6 million increase in operating profit for the Underground Mining Machinery business that was largely offset by a $20.3 million decrease in operating profit for the Surface Mining Equipment business.

     The increase in operating profit for Underground Mining Machinery was due to an increase in net sales, a favorable sales mix that included a larger percentage of replacement parts sales, an increase in manufacturing overhead absorption, and continued benefits of cost reduction programs put in place over the last several years. The improvement in the sales mix, combined with the increase in manufacturing overhead absorption associated with an increase in manufacturing activities in this segment’s manufacturing facilities resulted in an increase in gorss profit percentage from 23.2% in Fiscal 2000 to 27.8% in Fiscal 2001. Despite a 10% increase in net sales and the impact of general inflation around the world, the Underground Mining Machinery business was able to limit the increase in spending for selling, engineering, and administrative expense to 1.3% in Fiscal 2001 compared to 2000.

     Operating profit for Surface Mining Equipment decreased from $58.8 million in Fiscal 2000 to $38.3 million in Fiscal 2001. This decrease was the result of the decrease in net sales, lower manufacturing overhead absorption, and a slight increase in administrative expense, all of which were partially offset by an improvement in sales mix to include a larger percentage of parts sales during Fiscal 2001 compared with Fiscal 2000. The benefits of the improvement in the sales mix were more than offset by the decrease in manufacturing overhead absorption associated with the decrease in the production of new machines in this segment’s manufacturing facilities and resulted in a decrease in gross profit as a percentage of net sales from 23.3% in Fiscal 2000 to 21.5% in Fiscal 2001. Administrative expense was slightly higher in Fiscal 2001 than in Fiscal 2000 due to initiatives associated with expanding distribution capabilities and a small charge in the fourth quarter of 2001 for headcount reductions which continued into Fiscal 2002.

     During the third quarter of 2001 the Company’s reorganization under Chapter 11 of the U.S. Bankruptcy Code was completed. As a result of emerging from Chapter 11, the 2001 Eight Months includes a number of charges and credits associated with the implementation of the POR and the application of fresh start accounting. The following table provides a summary of these charges and credits and the respective line on the Consolidated Statement of Operations for the 2001 Eight Months that were affected:

In millions	Interest Expense	Fresh Start Accounting	Income Tax Benefit	Debt Discharge	Discontinued Operations
Interest on pre-petition claims	$14.9	$-	$-	$-	$-
Reinstated pre-petition IRB’s	2.5	-	-	-	-
Inventory revaluation	-	(156.8)	-	-	-
Fixed asset revaluation	-	(93.3)	-	-	-
Eliminate previous goodwill	-	310.1	-	-	-
Record value of intangibles	-	(234.4)	-	-	-
Record excess reorganization value	-	(22.5)	-	-	-
Pension liabilities revaluation	-	141.9	-	-	-
Postretirement benefits revaluation	-	8.5	-	-	-
Revised tax liability estimate	-	1.4	(35.0)	-	-
Gain on debt discharge	-	-	-	(1,124.1)	-
Gain on divestiture of Beloit, net	-	-	-	-	(253.2)
Total (income) expense	$17.4	$(45.1)	$(35.0)	$(1,124.1)	$(253.2)

Future Effects of Fresh Start Accounting

     The charges reflected in our statement of operations related to the effects of fresh start accounting adjustments are non-cash items and, accordingly, do not affect the Company’s cash flows from operations. We estimate the effects of fresh start accounting on 2003 operating results will include charges of $13.3 million for depreciation of revalued property, plant and equipment and $8.1 million for amortization of finite-lived intangible assets. We estimate that total fresh start accounting charges in 2004 and several years thereafter will approximate $21 million annually. During Fiscal 2002, we reversed certain valuation and other excess tax (see Note 6 - Income Taxes). In accordance with the provisions of SOP 90-7, adjustment to the valuation allowance recorded against deferred tax assets that existed as of the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted and thereafter will be reported as additional paid in capital. Intangible assets were allocated on a pro rata share based on their net carrying value at the date of valuation. Also during Fiscal 2002, unpatented technology was reviewed and deemed to have a finite life. This constitutes a change in accounting estimate and therefore, unpatented technology has been reclassified from indefinite-lived intangibles to definite-lived intangibles and will be amortized over its estimated useful life (see Note 4 - Excess Reorganization Value and Other Intangibles).

Income Taxes

     Due to our emergence from bankruptcy and the resulting impacts on pre and post-emergence operating results for the years covered by this report, an analysis of the overall effective income tax rates for the current and prior years and the major drivers of the tax rates would not be meaningful. Prior to Fiscal 2002, we determined that we did not meet the requirements that would allow us to record the future benefits of any net operating losses, tax credits or net deferred tax assets for financial reporting purposes. As a result, we recorded valuation reserves to offset all future income tax benefits from these assets on a global basis. During Fiscal 2002, we reviewed this position and, based upon past, current and future operating performance, expectations and available tax strategies we have not provided full valuation allowances for our net deferred tax assets as of November 2, 2002. We have also released all non-U.S. deferred tax valuation reserves recorded at the end of Fiscal 2001, except for those of the Australian business segments described above, as we have concluded that the utilization of these assets is more likely than not. As required under the application of fresh start accounting pursuant to SOP 90-7, the release of these reserves was not recorded in the income statement but instead was treated as a reduction of first excess reorganization value and then intangibles. Other than for the foreign valuation reserves referred to above, no other valuation reserves in place at the end of Fiscal 2001 were reversed except for those required to offset assets recorded at the end of Fiscal 2001 that were determined to no longer exist and were thus written off with no resulting income statement impact and approximately $7.1 million related to the projected U.S. taxable income for Fiscal 2002.

     Under fresh start accounting, recognition of any deferred tax asset subject to a valuation reserve will require the reduction in valuation reserves to first reduce any excess reorganization value until exhausted, then other intangibles until exhausted and thereafter be reported as additional paid in capital. Consequently, a net tax charge will be incurred in future years when these tax assets are utilized. We will continue to monitor the appropriateness of the existing valuation reserves and determine annually the amount of valuation reserves that are required to be maintained.

Reorganization

Reorganization items

     Reorganization items include income, expenses and losses that were realized or incurred as a result of the decision to reorganize under Chapter 11 of the Bankruptcy Code.

      Net reorganization items for Fiscal 2002, the 2001 Eight Months and Fiscal 2000 consisted of the following:

In thousands	2002	2001	2000

Collection of Beloit note	$(7,200)	$-	$-
Other-net	(382)	-	-
Professional fees directly related to the filing	352	30,639	39,061
Amortization of debtor-in-possession financing costs	-	4,148	10,602
Accrued retention plan costs	-	2,228	3,603
Interest earned on DIP proceeds	-	(581)	(1,268)
Write-down of property to be sold	-	-	9,000
Settlement of performance guarantees	-	-	2,991
Rejected equipment leases	-	-	1,399
	$(7,230)	$36,434	$65,388

Restructuring and Other Special Charges

     During 2000, the Company recorded $6.1 million of restructuring charges related to Joy’s reorganization and rationalization primarily related to employee severance. A prior reserve of $1.6 million was reversed during 2000 as it was no longer needed for facility rationalization. The residual reserve of $1.7 million at October 31, 2000 was utilized prior to the Effective Date.

Discontinued Operations

     The Predecessor Company classified Beloit Corporation, our former pulp and paper making machinery subsidiary (“Beloit”) and our subsidiaries as a discontinued operation in its Consolidated Financial Statements as of October 31, 1999. Most of Beloit’s assets were sold pursuant to Bankruptcy Court approved procedures prior to the Effective Date. The Predecessor Company’s equity interest in Beloit was transferred to a liquidating trust on the Effective Date as provided for in the POR.

     The Predecessor Company recorded a gain from discontinued operations of $253.2 million for the 2001 Eight Months. This gain was primarily attributable to the write off of a negative investment in Beloit of approximately $1,063.4 million partially offset by the write off of Beloit receivables of approximately $809.7 million.

EBITDA

     We define EBITDA as income from continuing operations before deducting net interest expense, income taxes, minority interests, depreciation and amortization, and before fresh start and reorganization items. EBITDA is not a substitute for operating income, net income and cash flow from operating activities as determined in accordance with accounting principles generally accepted in the United States as a measure of profitability or liquidity. It is presented as additional information because we believe it is a useful indicator of our operating results and our ability to meet debt service requirements. Because all companies do not calculate EBITDA in the same way, our use of EBITDA may not be comparable to similarly titled measures used by other companies.

     The following table shows our calculation of EBITDA:

	Fiscal 2002	Fiscal 2001	Fiscal 2000
Underground Mining Machinery Operating Income	$19,516	$1,843	$16,956
Depreciation	19,386	15,105	12,732
Amortization	16,817	22,389	16,866
Fresh Start Inventory Adjustment	33,326	48,666	-
Mediation Settlements	-	900	11,165
Restructuring Credits	-	(58)	4,518
Underground Mining Machinery EBITDA	$89,045	$88,845	$62,237

Surface Mining Equipment Operating Income (Loss)	$(18,157)	$6,164	$57,432
Depreciation	16,913	13,541	12,211
Amortization	5,821	4,770	3,851
Fresh Start Inventory Adjustment	20,234	25,904	-
Mediation Settlements and other	-	814	200
Surface Mining Equipment EBITDA	$24,811	$51,193	$73,694

Consolidated Operating Income (Loss)	$(15,143)	$(8,299)	$58,020
Depreciation	36,499	29,212	25,802
Amortization	22,638	27,207	20,788
Fresh Start Inventory Adjustment	53,560	74,570	-
Mediation Settlements and other	-	1,714	12,290
Restructuring Credits	-	(58)	4,518
Consolidated EBITDA	$97,554	$124,346	$121,418

Critical Accounting Policies

     Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to bad debts, excess inventory, warranty, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

     We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

Revenue Recognition

     We generally recognize revenue at the time of shipment and passage of title for sales of products and at the time of performance for sales of services. Bill and hold sales, if any, are recognized when they comply with the provisions of the SEC Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements.” We recognize revenue on long-term contracts, such as the manufacture of mining shovels, drills, draglines and roof support systems, using the percentage-of-completion method. Sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified. Based upon experience, provisions for warranty expense are recorded in the period that revenue is recognized.

     We have life cycle management contracts with customers to supply parts and service from 1 to 13 year terms. These contracts are set up based on the projected costs and revenues of servicing the respective machines over the specified contract terms. The customer is billed monthly and respective deferred revenues recorded based on payments received. Revenue is recognized in the period in which parts are supplied or services provided.

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

Intangible Assets

     Intangible assets include software, drawings, patents, trademarks, unpatented technology and other specifically identifiable intangible assets. We review the carrying value of our intangible assets on an annual basis or more frequently as circumstances warrant. Intangible assets with indefinite-lives are reviewed in accordance with SFAS No. 142 and valued on a relief from royalty basis using future revenues discounted over the time frame of economic benefit. Intangible assets with finite-lives are reviewed in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and valued using undiscounted cash flows. While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions regarding revenues and cash flows could materially affect our evaluations.

Accrued Warranties

     We record accruals for potential warranty claims based on prior claim experience. Warranty costs are accrued at the time revenue is recognized. These warranty costs are based upon management’s assessment of past claims and current experience. However, actual claims could be higher or lower than amounts estimated, as the amount and value of warranty claims are subject to variation as a result of many factors that cannot be predicted with certainty.

Pension and Postretirement Benefits and Costs

     We have pension benefits and expenses which are developed from actuarial valuations. These valuations are based on assumptions including, among other things, interest rate fluctuations, discount rates, expected returns on plan assets, retirement ages, and years of service. Future changes affecting the assumptions will change the related pension benefit or expense.

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

     The following table summarizes the major elements of our working capital at the end of the 2002 and 2001 fiscal years:

In millions	November 2, 2002	October 31, 2001
Cash	$70.9	$39.7
Restricted cash	0.3	19.4
Accounts receivable	171.5	209.5
Inventories	418.6	513.9
Other current assets	38.8	16.2
Short-term debt	(3.0)	(1.7)
Accounts payable	(73.5)	(75.6)
Employee compensation and benefits	(54.5)	(40.6)
Income taxes payable	(32.1)	(80.8)
Other - net	(154.3)	(156.7)

Working Capital	$382.7	$443.3

     Working capital as of November 2, 2002 was $382.7 million compared with working capital of $443.3 million, (or $389.7 million after eliminating $53.6 million of the remaining balance of the write-up of inventories associated with fresh start accounting) at the end of Fiscal 2001. Our businesses are working capital intensive and require funding for purchases of production and replacement parts inventories and in addition, cash is required for capital expenditures for repair, replacement and upgrading of existing facilities. We have debt service requirements, including semi-annual interest payments on our senior subordinated notes as well as interest payments on our credit facility. We believe that cash generated from operations, together with borrowings available under our credit facility, provides us with adequate liquidity to meet our operating and debt service requirements.

     Cash provided by continuing operations for Fiscal 2002 was $127.5 as compared to $41.7 million used by continuing operations for Fiscal 2001. Approximately $80.5 million was provided from working capital in Fiscal 2002 while approximately $92.6 million was used by working capital in Fiscal 2001. The three most significant working capital changes from Fiscal 2001 to Fiscal 2002 related to accounts receivable, restricted cash and inventories. During Fiscal 2001 the timing of the collection of year-end sales resulted in a significant increase in outstanding accounts receivable while at the end of Fiscal 2002 collection efforts resulted in the decrease in outstanding accounts receivable. In addition, inventory reduction programs as well as several Fiscal 2001 anticipated shovel orders which were delayed until Fiscal 2002 contributed to the reduced inventory balance at the end of Fiscal 2002.

     During Fiscal 2002, we contributed $8.5 million to our worldwide pension plans compared to $3.2 million during Fiscal 2001. As a result of the reduction in the pension plan assets due to poor performance of the global investment markets, we expect to be required to make approximately $20 million of contributions to our various pension plans during the 2003 fiscal year. Beyond fiscal 2003, the investment performance of the plans’ assets and the actual results of the other actuarial assumptions will drive the funding requirements of the pension plans.

     Capital expenditures totaled $19.1 million for Fiscal 2002 and $22.3 million for Fiscal 2001. For fiscal 2003, we anticipate capital expenditures between $20 million and $28 million, primarily for maintenance of existing facilities.

Credit Facilities

     On March 18, 2002, we completed the offering of $200.0 million aggregate principal amount of 8.75% Senior Subordinated Notes due March 15, 2012 in a private placement under Rule 144A of the Securities Act of 1933. We used approximately $100.5 million of the net proceeds of the offering to prepay a term loan previously provided under the credit agreement. Prepayment of the term loan included the payment of accrued interest. The balance of the net proceeds of the Senior Subordinated Notes offering, together with other available funds, was used to redeem our 10.75% Senior Notes due 2006 that were issued on the Effective Date to unsecured creditors of Joy and P&H and their subsidiaries. An extraordinary loss of $4.9 million, net of a tax benefit of $3.2 million, was incurred as a result of the early retirement of debt, consisting of $4.4 million of retirement premiums and the $3.7 million write-off of associated debt issuance costs related to the term loan. Our Form S-4 registration statement providing for the exchange of the privately placed notes for registered notes was declared effective by the Securities and Exchange Commission on May 16, 2002. The exchange offering expired on June 19, 2002.

     On June 25, 2002, we entered into an amended and restated Credit Agreement (“Credit Agreement”) which consists of a $250 million revolving loan maturing on October 31, 2005. This replaces our prior $250 million revolving credit agreement that also included a $100 million term loan. Substantially all of our assets and our subsidiaries’ assets are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (3.25% to 2.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) plus the applicable margin (2.25% to 1.25%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.5% to 0.75% on the unused portion of the revolving loan.

     Both the Senior Subordinated Note Indenture and Credit Agreement contain restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness and liens, asset sales, and capital expenditures. The covenants in the Senior Subordinated Note Indenture are less restrictive than the covenants in the Credit Agreement. Interest coverage, leverage and EBITDA covenants in the Credit Agreement generally become more restrictive over the term of the agreement.

     By agreement dated October 31, 2002, the Credit Agreement was amended to reflect certain financial covenant modifications and clarification of certain definitional and administrative items. The amendment lowered the financial covenants for the quarter ended November 2, 2002 and for each quarter in fiscal 2003. In addition, the amendment increased the amounts available for restricted junior payments. Absent the amendment, we would have been in violation of one of the financial covenants.

     At November 2, 2002, there were no outstanding borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $250 million credit limit, totaled approximately $58.6 million. Accordingly, as of November 2, 2002 there was approximately $107.1 million available for additional borrowings and letters of credits under the Credit Agreement. The available balance is limited to our available borrowing base collateral balance, less $50 million.

Off Balance Sheet Arrangements

     We lease various assets under operating leases. The aggregate payments under operating leases as of November 2, 2002 are disclosed in the table of Disclosures about Contractual Obligations and Commercial Commitments below. No significant changes to lease commitments have occurred since November 2, 2002. We have no other off-balance sheet arrangements.

Disclosures about Contractual Obligations and Commerical Commitments

     The following table sets forth our contractual obligations and commerical commitments as of November 2, 2002:

In thousands	Total	Less than 1 year	1 - 3 years	4 years	5 years and thereafter

Long-Term Debt	$212,600	$-	$-	$8,300	$204,300
Short-Term Notes Payable	1,865	1,865	-	-	-
Capital Lease Obligations	3,652	1,213	1,371	488	580
Operating Leases	22,517	10,104	9,040	1,930	1,443

Total	$240,634	$13,182	$10,411	$10,718	$206,323

New Accounting Pronouncements

      In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002.” A provision of SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement. This provision of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We do not expect SFAS No. 145 to have a material effect on our consolidated financial position, results of operations or liquidity; however, upon adoption of SFAS No. 145, the extraordinary items in prior periods presented resulting from early retirement or discharge of debt will be reclassified.

     In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect SFAS No. 146 to have a material effect on our consolidated financial position, results of operations or liquidity.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

     Volatility in interest rates and foreign exchange rates can impact our earnings, equity and cash flow. From time to time we undertake transactions to hedge this impact. Under governing accounting guidelines, the hedge instrument is considered effective if it offsets partially or completely the impact on earnings, equity and cash flow due to fluctuations in interest and foreign exchange rates. In accordance with our policy, we do not execute derivatives that are speculative or that increase our risk from interest rate or foreign exchange rate fluctuations. At November 2, 2002 we were not party to any interest rate derivative contracts. Foreign exchange derivatives at that date were exclusively in the form of forward exchange contracts executed over the counter. There is a concentration of these contracts held with LaSalle Bank, N.A. as agent for ABN Amro Bank, N.V. which maintains an investment grade rating.

     We have adopted a Foreign Exchange Risk Management Policy. It is a risk-averse policy under which significant exposures that impact earnings and cash flow are fully hedged. Exposures that impact only equity or do not have a cash flow impact are generally not hedged with derivatives. There are two categories of foreign exchange exposures that are hedged: assets and liabilities denominated in a foreign currency and future committed receipts or payments denominated in a foreign currency. These exposures normally arise from imports and exports of goods and from intercompany trade and lending activity.

     The fair value of our forward exchange contracts at November 2, 2002 is analyzed in the following table of dollar equivalent terms:

In thousands of US Dollars	Maturing in 2003
	Buy	Sell

U.S. Dollar	(225)	91
Australian Dollar	176	-
British Pound	67	-
Euro	-	(20)

Item 8. Financial Statements and Supplementary Data

Unaudited Quarterly Financial Data

     The following table sets forth certain unaudited operating data for the Company’s four quarters ended November 2, 2002, the first, second and fourth quarters of Fiscal 2001, and the results of the Predecessor Company from May 1, 2001 to June 23, 2001 and the results of the Successor Company from June 24, 2001 to July 31, 2001. During the first quarter of Fiscal 2002, we amended our by-laws to adopt a 52- or 53-week fiscal year and changed our fiscal year-end date from October 31 to the Saturday nearest October 31. Beginning with the first quarter of Fiscal 2002, each of our fiscal quarters consists of 13 weeks, except for any fiscal years consisting of 53 weeks that will add one week to the first quarter.

2002 Quarterly Financial Data	Fiscal Quarter Ended
(In thousands except per share amounts)	February 2	May 4	August 3	November 2

Net sales	$286,371	$289,206	$302,304	$272,966
Gross profit	16,090	58,520	57,832	64,115
Operating income	(44,680)*	10,439*	5,568	13,530

Income (loss) from continuing operations	(29,135)	1,250	(1,266)	5,994
Extraordinary loss on debt extinguishment	-	(4,860)	-	-
Net income (loss)	$(29,135)	$(3,610)	$(1,266)	$5,994

Earnings (Loss) Per Share - Basic and Diluted
Income (loss) from continuing operations	$(0.58)	$0.02	$(0.02)	$0.12
Loss from extraordinary item	-	(0.10)	-	-
Net income (loss) per share	$(0.58)	$(0.08)	$(0.02)	$0.12

2001 Quarterly Financial Data	Predecessor Company			Successor Company
(In thousands except per share amounts)	Quarter Ended January 31**	Quarter Ended April 30**	Two Months Ended June 23	One Month Ended July 31	Quarter Ended October 31**

Net sales	$267,506	$287,755	$185,197	$104,947	$302,768
Gross profit	62,905	74,797	46,719	16,415	9,633
Operating income (loss)	11,912	19,687	12,357	(257)	(51,998)

Income (loss) from continuing operations	(6,250)	(6,461)	63,343	(3,777)	(72,721)
Income (loss) from discontinued operation	(9,048)	5,878	-	-	-
Gain on disposal of discontinued operation	-	-	256,353	-	-
Extraordinary gain on debt discharge	-	-	1,124,083	-	-
Net income (loss)	$(15,298)	$(583)	$1,443,779	$(3,777)	$(72,721)

Earnings (Loss) Per Share - Basic and Diluted
Income (loss) from continuing operations	$(0.13)	$(0.14)	$1.35	$(0.08)	$(1.45)
Income (loss) from and net gain on disposal of discontinued operation	(0.19)	0.12	5.48	-	-
Income from extraordinary item	-	-	24.01	-	-
Net income (loss) per share	$(0.32)	$(0.02)	$30.84	$(0.08)	$(1.45)

*    Reclassed $4,963 and $798, for the quarters ended February 2 and May 4, respectively, to reorganization items. See Note 14 to Consolidated Financial Statements
**    See Notes to Consolidated Financial Statements for descriptions of unusual items affecting quarters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Information regarding a change in accountants in Fiscal 2002 was previously reported in a current report on Form 8-K dated July 22, 2002.

PART III

Item 10.   Directors and Executive Officers of the Registrant

     We incorporate by reference herein the section entitled “ELECTION OF DIRECTORS” and “OTHER INFORMATION -- Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be mailed to stockholders in connection with our 2003 annual meeting.

     Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Item 11.  Executive Compensation

     We incorporate by reference herein the section entitled “EXECUTIVE COMPENSATION” in our Proxy Statement to be mailed to stockholders in connection with our 2003 annual meeting.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     We incorporate by reference herein the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EXECUTIVE COMPENSATION -- Equity Compensation Plan Information” in our Proxy Statement to be mailed to stockholders in connection with our 2003 annual meeting.

Item 13.   Certain Relationships and Related Transactions

     We incorporate by reference herein the section “EXECUTIVE COMPENSATION -- Certain Business Relationships” in our Proxy Statement to be mailed to stockholders in connection with our 2003 annual meeting.

Item 14.   Controls and Procedures

     We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

     Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer of Joy Global Inc. have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

     (1) Financial Statements:

     The response to this portion of Item 15 is submitted in a separate section of this report. See the audited Consolidated Financial Statements and Financial Statement Schedules of Joy Global Inc. attached hereto and listed on the index to this report.

     (2) Financial Statement Schedules:

     The response to this portion of Item 15 is submitted in a separate section of this report. See the audited Consolidated Financial Statements and Financial Statement Schedules of Joy Global Inc. attached hereto and listed on the index to this report.

Exhibits

Number	Exhibit

2 (a)	Third Amended Joint Plan of Reorganization, as modified, of the Debtors Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
3 (a)	Amended and Restated Certificate of Incorporation of Joy Global Inc. (incorporated by reference to Exhibit 3(b) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299).
(b)	Amended and Restated Bylaws of Joy Global Inc., as amended January 15, 2002 (incorporated by reference to Exhibit 3.1 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
(c)	Certificate of Designations of Joy Global Inc. dated July 15, 2002 (incorporated by reference to Exhibit 3(a) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299).
4 (a)	Specimen common stock certificate of Joy Global Inc. (incorporated by reference to Exhibit 4.4 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
(b)	Indenture dated as of March 18, 2002, among Joy Global Inc., the Subsidiary Guarantors and Wells Fargo Bank Minnesota, N.A. relating to 8.75% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.1 to current report of Joy Global Inc. on Form 8-K dated March 13, 2002, File No. 01-9299).
(c)	Registration Rights Agreement, dated March 13, 2002, among Joy Global Inc., the Subsidiary Guarantors, Credit Suisse First Boston Corporation and Deutsche Banc Alex. Brown Inc. relating to 8.75% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.2 to current report of Joy Global Inc. on Form 8-K dated March 13, 2002, File No. 01-9299).
(d)	Purchase Agreement dated March 13, 2002, among Joy Global Inc., the Subsidiary Guarantors, Credit Suisse First Boston Corporation and Deutsche Banc Alex. Brown Inc. relating to 8.75% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.3 to current report of Joy Global Inc. on Form 8-K dated March 13, 2002, File No. 01-9299).
(e)	Form of 8.75% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.4 to current report of Joy Global Inc. on Form 8-K dated March 13, 2002, File No. 01-9299).
(f)	Rights Agreement, dated as of July 16, 2002, between Joy Global Inc. and American Stock Transfer and Trust Company, as rights agent, including the Form of Certificate of Designations, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B and C (incorporated by reference to Exhibit 4.1 to Joy Global Inc.’s Form 8-A filed on July 17, 2002, File No. 01-9299).
10(a)	Amended and Restated Credit Agreement, dated as of June 25, 2002, among Joy Global Inc. as Borrower, the lenders named therein, Deutsche Bank Trust Company Americas, as Agents, Heller Financial, Inc. and Fleet Capital Corporation, as Co-Syndication Agents, CIT Group/Business Credit, as Documentation Agent, and Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Running Manager (incorporated by reference to Exhibit 10(a) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299).
(b)	First Amendment to Amended and Restated Credit Agreement dated as of October 31, 2002 and entered into by and among Joy Global Inc., as Borrower, the lenders named therein, as Lenders, Deutsche Bank Trust Company Americas, as Agents, Heller Financial, Inc. and Fleet Capital Corporation, as Co-Syndication Agents, and CIT Group/Business Credit, as Documentation Agent.
(c)	Joy Global Inc. 2001 Stock Incentive Plan, as amended October 16, 2001 (incorporated by reference to Exhibit 10(c) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299).*
(d)	Harnischfeger Industries, Inc. Supplemental Retirement Plan, as amended and restated as of June 3, 1999 (incorporated by reference to Exhibit 10(d) to report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1999, File No. 01-9299).*
(e)	Form of Change in Control Agreement made and entered into as of September 30, 1999, between Harnischfeger Industries, Inc. and James A. Chokey and John Nils Hanson and made and entered into as of May 22, 2000, and June 11, 2001, with Dennis R. Winkleman and Donald C. Roof, respectively (incorporated by reference to Exhibit 10(e) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299).*
(f)	Change in Control Agreement made and entered into as of November 17, 2000 by and between Harnischfeger Industries, Inc. and Michael S. Olsen (incorporated by reference to Exhibit 10(f) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299).*
(g)	Form of Stock Option Agreement dated July 16, 2001 (incorporated by reference to Exhibit 10(g) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299).*
(h)	Form of Performance Unit Agreement entered into as of August 27, 2001, between Joy Global Inc. and James A. Chokey, John Nils Hanson, Michael S. Olsen, Donald C. Roof and Dennis R. Winkleman (incorporated by reference to Exhibit 10(h) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299).*
(i)	Form of Stock Option Agreement dated November 1, 2001 (incorporated by reference to Exhibit 10(i) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299).*
(j)	Joy Global Inc. Annual Bonus Compensation Plan (incorporated by reference to Exhibit 10(j) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299).*
(k)	Form of Stock Option Agreement dated February 1, 2002 (incorporated by reference to Exhibit (a) to report of Joy Global Inc. on Form 10-Q for the quarter ended February 2, 2002, File No. 01-9299).*
(l)	Form of Director Stock Option Agreement dated February 27, 2002 (incorporated by reference to Exhibit 10(d) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299).*
(m)	Form of Stock Option Agreement dated May 1, 2002 (incorporated by reference to Exhibit 10(b) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299).*
(n)	Form of Director Stock Option Agreement dated July 16, 2002 (incorporated by reference to Exhibit 10(c) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299).*
(o)	Form of Performance Unit Agreement entered into as of November 18, 2002, between Joy Global Inc. and James A. Chokey, John Nils Hanson, Michael S. Olsen, Donald C. Roof and Dennis R. Winkleman and entered into as of December 11, 2002 between Joy Global Inc. and Mark E. Redinger. *
(p)	Form of Stock Option Agreement dated November 18, 2002.*
21	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney.

*     Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(b)     Reports on Form 8-K

      None.

Joy Global Inc.
Form 10-K Item 8 and Items 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements
And Financial Statement Schedule

     The following Consolidated Financial Statements of Joy Global Inc. and the related Reports of Independent Accountants are included in Item 8 - Financial Statements and Supplementary Data and Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

Item 15(a) (1):	Page in This Form 10-K

Reports of Independent Accountants	F-2, F-3

Consolidated Statement of Operations for fiscal year ended November 2,
      2002 (Successor Company), the period June 24, 2001 to October 31,
      2001 (Successor Company), the period November 1, 2000 to June 23,
      2001 (Predecessor Company), and the fiscal year ended October 31,
2000 (Predecessor Company)	F-4

Consolidated Balance Sheet at November 2, 2002 and October 31, 2001 (Successor Company)	F-5, F-6

Consolidated Statement of Cash Flows for fiscal year ended November 2,
      2002 (Successor Company), the period June 24, 2001 to
      October 31, 2001 (Successor Company), the period November 1,
      2000 to June 23, 2001 (Predecessor Company), and the fiscal year ended
October 31, 2000 (Predecessor Company)	F-7

Consolidated Statement of Shareholders’ Equity (Deficit) for fiscal year ended November 2, 2002 (Successor Company), the period June 24,
      2001 to October 31, 2001 (Successor Company), the period November 1,
      2000 to June 23, 2001 (Predecessor Company), and the fiscal year ended
October 31, 2000 (Predecessor Company)	F-8, F-9

Notes to Consolidated Financial Statements	F-10

     The following Consolidated Financial Statement schedule of Joy Global Inc. and related Reports of Independent Accountants is included in Item 15(a)(2):

               Report of Independent Accountants on Financial Statement Schedule for the period June 24, 2001 to
                October 31, 2001 (Successor Company), the period November 1, 2000 to June 23, 2001 (Predecessor
                Company), and the fiscal year ended October 31, 2000 (Predecessor Company)

          Schedule II. Valuation and Qualifying Accounts

     All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independant Accountants

To The Directors and Shareholders
Joy Global Inc.

We have audited the accompanying consolidated balance sheet of Joy Global Inc. as of November 2, 2002, and the related consolidated statement of operations, shareholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joy Global Inc. at November 2, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young, LLP

Milwaukee, Wisconsin
December 17, 2002

Report of Independant Accountants

To The Directors and Shareholders
of Joy Global Inc.

We have audited the accompanying consolidated balance sheet of Joy Global Inc. as of October 31, 2001 (the Successor Company), and the related consolidated statement of operations, cash flows and shareholders' equity (deficit) for the period from June 24, 2001 to October 31, 2001 (the Successor Company), and the consolidated statement of operations, cash flows and shareholders’ equity (deficit) of Harnischfeger Industries, Inc. for the period from November 1, 2000 to June 23, 2001 (the Predecessor Company) and year ending October 31, 2000 (the Predecessor Company). These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joy Global Inc. at October 31, 2001 and the consolidated results of operations and their cash flows for the period from June 24, 2001 to October 31, 2001, and the consolidated results of operations and their cash flows for the period from November 1, 2000 to June 23, 2001, and the year ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America. We have not audited the consolidated financial statements of Joy Global Inc. for any period subsequent to October 31, 2001.

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
January 14, 2002

Joy Global Inc.
Consolidated Statement of Operations
(In thousands, except for per share data)
	Successor Company		Predecessor Company
	Fiscal year ended November 2, 2002	Period From June 24, 2001 to October 31, 2001	Period From November 1, 2000 to June 23, 2001	Fiscal year ended October 31, 2000

Net sales	$1,150,847	$407,715	$740,458	$1,123,141

Cost of sales	954,290	381,667	556,037	858,530
Product development, selling and administrative expenses	212,821	80,008	141,784	208,933
Other income	(1,121)	(1,705)	(1,261)	(6,860)
Restructuring and other special (credits) charges	-	-	(58)	4,518
Operating income (loss)	(15,143)	(52,255)	43,956	58,020

Interest income	3,233	1,199	1,620	4,479
Interest expense	(31,038)	(11,025)	(29,260)	(28,440)
Income (loss) before reorganization items and fresh start accounting adjustments	(42,948)	(62,081)	16,316	34,059

Reorganization items	7,230	-	(36,434)	(65,388)
Fresh start accounting adjustments	-	-	45,057	-
Income (loss) before income taxes and minority interest	(35,718)	(62,081)	24,939	(31,329)

(Provision) benefit for income taxes	14,235	(13,200)	26,755	3,000
Minority interest	(1,674)	(1,217)	(1,062)	(1,224)
Income (loss) from continuing operations, before discontinued operations and extraordinary items	(23,157)	(76,498)	50,632	(29,553)

Income (loss) from discontinued operations, net of applicable income taxes	-	-	(3,170)	66,200
Gain (loss) on disposal of discontinued operations, net of applicable income taxes	-	-	256,353	227,977
Extraordinary loss on early retirement of debt, net of tax benefit of $3,240	(4,860)	-	-	-
Extraordinary gain on debt discharge	-	-	1,124,083	-

Net income (loss)	$(28,017)	$(76,498)	$1,427,898	$264,624

Basic and Diluted loss per share: (Note 9) Continuing operations	$(0.46)	$(1.53)
Extraordinary item	(0.10)	-
Net loss	$(0.56)	$(1.53)
Average common shares (for per share purposes)	50,169	50,000

See accompanying notes to consolidated financial statements

Joy Global Inc.
Consolidated Balance Sheet
(In thousands)
	Successor Company
	November 2, 2002	October 31, 2001
ASSETS Current Assets: Cash and cash equivalents	$70,906	$39,652
Restricted cash	253	19,413
Accounts receivable, net	171,534	209,455
Inventories	418,557	513,854
Other current assets	38,857	16,225
Total Current Assets	700,107	798,599

Property, Plant and Equipment: Land and improvements	12,687	13,407
Buildings	65,218	62,532
Machinery and equipment	193,949	188,073
	271,854	264,012
Accumulated depreciation	(38,680)	(12,096)
	233,174	251,916

Investments and Other Assets: Excess reorganization value	-	22,547
Intangible assets, net	190,541	243,595
Deferred income taxes	64,890	-
Other assets	68,627	55,057
	324,058	321,199

Total Assets	$1,257,339	$1,371,714

See accompanying notes to consolidated financial statements

Joy Global Inc.
Consolidated Balance Sheet
(In thousands)
	Successor Company
	November 2, 2002	October 31, 2001
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities: Short-term notes payable, including current portion of long-term obligations	$3,032	$1,733
Trade accounts payable	73,492	75,607
Employee compensation and benefits	54,490	40,555
Advance payments and progress billings	26,244	15,482
Accrued warranties	33,904	31,473
Income taxes payable	32,102	80,808
Accrued reorganization professional fees	1,602	19,582
Other accrued liabilities	92,539	90,046
Total Current Liabilities	317,405	355,286

Long-term Obligations	215,085	288,203

Other Non-Current Liabilities: Liability for postretirement benefits	44,942	44,877
Accrued pension costs	289,915	183,542
Other	28,146	7,605
	363,003	236,024

Minority Interest	11,230	8,494

Commitments and Contingencies (Note 16)	-	-

Shareholders’ Equity: Common stock, $1 par value (authorized 150,000,000 shares; 50,228,395 and 50,000,000 deemed shares issued at November 2, 2002 and October 31, 2001, respectively)	50,228	50,000
Capital in excess of par value	585,370	581,898
Retained earnings (deficit)	(104,515)	(76,498)
Accumulated other comprehensive loss	(180,467)	(71,693)
Total Shareholders’ Equity	350,616	483,707
Total Liabilities and Shareholders’ Equity	$1,257,339	$1,371,714

See accompanying notes to consolidated financial statements

Joy Global Inc.
Consolidated Statement of Cash Flows
(In thousands)
	Successor Company		Predecessor Company
	Fiscal year ended November 2, 2002	Period From June 24, 2001 to October 31, 2001	Period From November 1, 2000 to June 23, 2001	Fiscal year ended October 31, 2000

Operating Activities: Net income (loss)	$(28,017)	$(76,498)	$1,427,898	$264,624
Add (deduct) - items not affecting cash: (Income) loss from and net (gain) loss on disposal of discontinued operations	-	-	(253,183)	(294,177)
Restructuring and other special (credits) charges	-	-	(58)	4,518
Extraordinary loss on debt extinguishment	4,860	-	-	-
Extraordinary (gain) on debt discharge	-	-	(1,124,083)	-
Reorganization items	-	-	7,090	25,108
Fresh start accounting gain	-	-	(45,057)	-
Minority interest	1,674	1,217	1,062	1,224
Depreciation and amortization	59,137	27,598	28,821	46,590
Amortization of financing fees	3,515	1,061	4,286	10,799
Fresh start inventory adjustment taken to cost of sales	53,560	74,570	-	-
Increase (decrease) in deferred income taxes, net of change in valuation allowance	(38,949)	9,474	(32,620)	2,127
Other - net	(8,708)	(142)	(479)	(7,716)
Changes in Working Capital Items: (Increase) decrease in restricted cash	19,160	7,055	(26,468)	-
(Increase) decrease in accounts receivable - net	43,553	8,791	(45,590)	13,975
(Increase) decrease in inventories	51,017	(7,602)	(26,302)	13,772
(Increase) decrease in other current assets	(3,702)	12,613	(11,701)	(3,585)
Increase (decrease) in trade accounts payable	(5,270)	10,688	(6,196)	7,420
Increase (decrease) in employee compensation and benefits	(2,093)	(4,156)	(1,040)	8,345
Increase (decrease) in advance payments and progress billings	9,785	(3,856)	8,672	(31,146)
Increase (decrease) in other accrued liabilities	(31,981)	1,790	(9,316)	(25,180)
Net cash provided (used) by continuing operations	127,541	62,603	(104,264)	36,698

Investment Activities: Property, plant and equipment acquired	(19,087)	(9,588)	(12,670)	(32,410)
Proceeds from sale of property, plant and equipment	3,176	2,487	2,445	22,786
Other - net	4,266	(6,005)	13,649	21,706
Net cash provided (used) by investment activities	(11,645)	(13,106)	3,424	12,082

Financing Activities: Issuance of 8.75% Senior Subordinated Notes	200,000	-	-	-
Redemption of 10.75% Senior Notes	(113,686)	-	-	-
Payment of Term Loan	(100,000)	-	-	-
Borrowings (repayment) under Credit Agreement	(63,930)	(48,688)	212,618	-
Increase (decrease) in short-term notes payable	1,865	(7,175)	(71,081)	3,345
Financing fees	(9,136)	(2,580)	(11,207)	-
Borrowings under debtor-in-possession facility	-	-	55,000	115,000
Debtor-in-possession financing fees	-	-	(313)	(2,563)
Repayments of borrowings under debtor-in- possession facility	-	-	(90,000)	(252,000)
Issuance of long-term obligations	-	583	2,066	2,043
Payments on long-term obligations	(814)	(10)	(4,127)	(47,565)
Net cash provided (used) by financing activities	(85,701)	(57,870)	92,956	(181,740)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,059	(1,802)	(726)	(3,952)
Cash Provided (Used) in Discontinued Operations	-	-	(13,686)	151,582
Increase (Decrease) in Cash and Cash Equivalents	31,254	(10,175)	(22,296)	14,670
Cash and Cash Equivalents at Beginning of Period	39,652	49,827	72,123	57,453
Cash and Cash Equivalents at End of Period	$70,906	$39,652	$49,827	$72,123

Supplemental cash flow information Interest paid	$27,732	$10,745	$10,650	$30,544
Income taxes paid (refunded)	19,283	1,490	3,390	(9,810)

See accompanying notes to consolidated financial statements

Joy Global Inc.
Consolidated Statement of Shareholders’ Equity (Deficit)
(In thousands)

Predecessor Company	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	SECT	Treasury Stock	Total
Balance at October 31, 1999	$51,669	$572,573	$(1,468,938)	$(79,960)	$(1,612)	$(98,883)	$(1,025,151)
Comprehensive income (loss): Net income	-	-	264,624	-	-	-	264,624
Change in additional minimum pension liability	-	-	-	1,732	-	-	1,732
Currency translation adjustment	-	-	-	(36,646)	-	-	(36,646)
Total comprehensive income (loss)							229,710
300,000 shares purchased by employee and director benefit plans	-	(7,519)	-	-	-	7,519	-
Adjust SECT shares to market value	-	(1,512)	-	-	1,512	-	-
Adjust Rabbi Trust shares	-	-	-	-	-	749	749
Balance at October 31, 2000	$51,669	$563,542	$(1,204,314)	$(114,874)	$(100)	$(90,615)	$(794,692)
Comprehensive income (loss): Net income	-	-	1,427,898	-	-	-	1,427,898
Derivative instrument fair market value adjustment	-	-	-	(456)	-	-	(456)
Cummulative effect of change in accounting principle for derivative and hedging activities	-	-	-	(182)	-	-	(182)
Currency translation adjustment	-	-	-	(11,487)	-	-	(11,487)
Total comprehensive income (loss)							1,415,773
Fresh start adjustments	(51,669)	(563,542)	(223,584)	126,999	100	90,615	(621,081)

Balance at June 23, 2001	$-	$-	$-	$-	$-	$-	$-

See accompanying notes to consolidated financial statements

Joy Global Inc.
Consolidated Statement of Shareholders’ Equity (Deficit)
(In thousands)

Successor Company	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 24, 2001	$-	$-	$-	$-	$-
Distribution of new common stock *	50,000	581,898	-	-	631,898
Comprehensive income (loss): Net loss	-	-	(76,498)	-	(76,498)
Change in additional minimum pension liability	-	-	-	(69,032)	(69,032)
Derivative instrument fair market value adjustment	-	-	-	433	433
Currency translation adjustment	-	-	-	(3,094)	(3,094)
Total comprehensive income (loss)	(148,191)

Balance at October 31, 2001	$50,000	$581,898	$(76,498)	$(71,693)	$483,707
Issuance of stock as professional fee payment	228	3,472	-	-	3,700
Comprehensive income (loss): Net loss	-	-	(28,017)	-	(28,017)
Change in additional minimum pension liability	-	-	-	(114,176)	(114,176)
Derivative instrument fair market value adjustment	-	-	-	(643)	(643)
Currency translation adjustment	-	-	-	6,045	6,045
Total comprehensive income (loss)	(136,791)

Balance at November 2, 2002	$50,228	$585,370	$(104,515)	$(180,467)	$350,616

* All fifty million shares of common stock to be distributed under our reorganization plan are considered outstanding for purposes of these financial statements.

See accompanying notes to consolidated financial statements

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

1.   Reorganization and Emergence From Chapter 11

Joy Global Inc. (the “Company”, the “Successor Company”, “we”, “us” and “our”) was known as Harnischfeger Industries, Inc. (the “Predecessor Company”) prior to the Company’s emergence from protection under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) on July 12, 2001 (the “Effective Date”). On June 7, 1999, the Predecessor Company and substantially all of its domestic operating subsidiaries filed voluntary petitions for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). By order dated May 29, 2001, the Bankruptcy Court confirmed our Plan of Reorganization (the “POR”). We formally emerged from bankruptcy on the Effective Date.

A total of 46,126,925 shares of new common stock have been distributed to date under the POR of the fifty million shares that will be distributed to holders of allowed pre-petition claims against the Predecessor Company. The most recent distribution was based on approximately $1.30 billion of “current adjusted claims” and equated one share of Joy Global Inc. common stock to a $25.95 allowed claim. The next distribution is expected to take place at the end of January 2003 with future distributions to take place at six-month intervals as the remaining bankruptcy related claims are resolved. We estimate that, if the remaining claims are resolved as we currently anticipate, “total projected claims” of the total amount of claims after all claims have been resolved will be approximately $1.21 billion. While this number has not changed significantly since it was included in the POR, given the uncertainties inherent in the claims resolution process, there can be no assurance that the remaining claims will be resolved for the amounts currently estimated by us. The amount of stock distributed in each future distribution to holders of pre-petition claims against the Predecessor Company is contingent on the resolution of such claims. For purposes of these financial statements, all fifty million shares that will ultimately be distributed to creditors are treated as outstanding.

In addition to these shares, by order of the Bankruptcy Court, we issued 228,395 shares of common stock to an international investment banking firm which acted as financial advisor to the creditors committee in our bankruptcy. One of our directors is a Managing Director of the investment banking firm. These shares, together with the other distributions, bring the total number of shares distributed to date to 46,355,320. As of November 2, 2002, 3,873,075 shares are designated for future distribution under the POR and held in a disputed claims equity reserve pending resolution of the remaining bankruptcy related claims against the Predecessor Company.

2.   Basis of Presentation

As part of our emergence, we adopted fresh start accounting pursuant to the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). In accordance with fresh start accounting principles, our assets and liabilities were adjusted to their fair value as of the Effective Date with the excess of our enterprise value over the fair value of our tangible and identifiable intangible assets and liabilities reported as excess reorganization value in our consolidated balance sheet. The net effect of fresh start accounting adjustments was a gain of $45.1 million which was recorded in the income statement for the Predecessor Company during Fiscal 2001. As a result of the application of fresh start accounting, the Successor Company’s financial statements are not comparable to those of the Predecessor Company.

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

During the first quarter of Fiscal 2002, we adopted a 52- or 53-week fiscal year and changed our fiscal year-end date from October 31 to the Saturday nearest October 31. Beginning with the first quarter of Fiscal 2002, each of our fiscal quarters consists of 13 weeks, except for any fiscal years consisting of 53 weeks that will add one week to the first quarter. This change did not have a material effect on our revenue or results of operations for Fiscal 2002.

The following table describes the periods presented in the financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Period	Referred to as

Results for the Successor Company From November 1, 2001 through November 2, 2002	“Fiscal 2002”
From June 24, 2001 through October 31, 2001	“2001 Four Months”

Results for the Predecessor Company From November 1, 2000 through June 23, 2001	“2001 Eight Months”
Twelve months ended October 31, 2000	“Fiscal 2000”

Combined 2001 Eight Months and 2001 Four Months	“Fiscal 2001”

3.   Significant Accounting Policies

Our significant accounting policies are as follows:

Nature of Operations:  We are the direct successor to a business begun over 115 years ago which, through our subsidiaries, manufactures and markets products classified into two business segments: underground mining machinery (“Joy Technologies Inc.” or “Joy”) and surface mining equipment (“Harnischfeger Corporation” or “P&H”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining.

Principles of Consolidation:  The Consolidated Financial Statements include the accounts of all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could differ from those estimates.

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

Cash Equivalents:  We consider all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents were $47.2 million and $21.0 million at November 2, 2002 and October 31, 2001, respectively.

Restricted Cash:  Restricted cash is used to settle pre-emergence professional fees in accordance with the POR.

Inventories:  The Successor Company’s inventories are carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for all inventories. We evaluate the need to record adjustments for inventory on a regular basis. Our policy is to evaluate all inventory including manufacturing raw material, work-in-process, finished goods, and spare parts. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are our estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory. The Predecessor Company’s inventories were stated at the lower of cost or market using the last-in, first-out (“LIFO”) method for substantially all domestic inventories and the FIFO method for inventories of foreign subsidiaries.

Property, Plant and Equipment:  Property, plant and equipment are stated at historical cost for the Predecessor Company and include fresh start adjustments for the Successor Company. Expenditures for major renewals and improvements are capitalized, while maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred. For financial reporting purposes, plant and equipment are depreciated primarily by the straight-line method over the estimated useful lives of the assets which generally range from 5 to 20 years for improvements, from 33 to 50 years for buildings and from 3 to 15 years for machinery and equipment. Depreciation expense was $36.5 million, $12.6 million, $16.6 million and $25.8 million for Fiscal 2002, the 2001 Four Months, 2001 Eight Months and Fiscal 2000, respectively. Depreciation claimed for income tax purposes is computed by accelerated methods.

Impairment of Long-Lived Assets:  Our policy is to assess the realizability of our long-lived assets and to evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. The amount of any impairment then recognized would be calculated as the difference between estimated future discounted cash flows and the carrying value of the asset.

Excess Reorganization Value:  Excess reorganization value represented the excess of the Successor Company’s enterprise value over the aggregate fair value of our tangible and identifiable intangible assets and liabilities at the Effective Date. See Note 4 - Excess Reorganization Value and Other Intangibles.

Intangible Assets:  Intangible assets of the Successor Company include software, drawings, patents, trademarks, technology and other specifically identifiable assets recognized in accordance with fresh start accounting and adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”, at the Effective Date. Indefinite-lived intangible assets are not being amortized; however, they are evaluated annually, or more frequently if events or changes occur that suggest impairment in carrying value in accordance with SFAS No. 142. Finite-lived intangible assets are amortized using the straight-line method.

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

Other Non-current Assets:  Other non-current assets as of November 2, 2002 primarily include deferred financing costs related to the credit agreement, prepaid pension assets and bond issuance costs which are being amortized over the terms of the credit agreement and bond, respectively. Non-current assets as of October 31, 2001 primarily include deferred financing costs related to the credit agreement, amortized over the term of the credit agreement.

Foreign Currency Translation:  Exchange gains or losses incurred on transactions conducted by one of our operations in a currency other than the operation’s functional currency are normally reflected in other income (expense) in our Consolidated Statement of Operations. An exception is made where the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future, in which case the transaction gain or loss is included in shareholders’ equity as an element of accumulated other comprehensive income (loss). Assets and liabilities of international operations that have a functional currency that is not the U.S. dollar are translated into U.S. dollars at year-end exchange rates and revenue and expense items are translated using weighted average exchange rates. Any adjustments arising on translations are included in shareholders’ equity as an element of accumulated other comprehensive income (loss). Assets and liabilities of operations which have the U.S. dollar as their functional currency (but which maintain their accounting records in local currency) have their values converted into U.S. dollars at year-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses arising on conversion of the values into U.S. dollars are recognized in other income (expense). Pre-tax foreign exchange gains (losses) included in operating income were $0.1 million, $(0.7 million), $1.1 million and $4.0 million for Fiscal 2002, the 2001 Four Months, 2001 Eight Months and Fiscal 2000, respectively.

Foreign Currency Hedging and Derivative Financial Instruments:  We enter into derivative contracts, primarily foreign currency forward contracts, to protect against fluctuations in exchange rates. These contracts are for committed foreign currency receivables and payables and not for speculative purposes. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or in the balance sheet as other comprehensive income.

During Fiscal 2002 and Fiscal 2001, there were no derivative instruments that were deemed to be ineffective. The amounts included in Accumulated Other Comprehensive Loss will be reclassified into income when the forecasted transaction occurs, generally within the next twelve months.

Comprehensive Income:  SFAS No. 130, “Reporting Comprehensive Income”, requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. We have chosen to report Comprehensive Income and Accumulated Other Comprehensive Income (Loss) which encompasses net income, foreign currency translation, minimum pension liability and unrealized gain (loss) on derivatives in the Consolidated Statements of Shareholders’ Equity (Deficit). As of November 2, 2002, cumulative balances for foreign currency translation, minimum pension liability and unrealized gain (loss) on derivatives were $3.0 million, $(183.2) million and $(0.2) million, respectively.

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

Revenue Recognition:  Revenue is generally recognized upon shipment of products (when title and risk and reward of ownership are transferred to the customer), or upon completion of service provided. Bill and hold sales, if any, are recognized when they comply with the provisions of the SEC Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements.” We recognize revenue on long-term contracts, such as the manufacture of mining shovels, drills, draglines and roof support systems, using the percentage-of-completion method. Sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified. Based upon experience, provisions for warranty expense are recorded in the period that revenue is recognized.

We have life cycle management contracts with customers to supply parts and service from 1 to 13 year terms. These contracts are set up based on the projected costs and revenues of servicing the respective machines over the specified contract terms. The customer is billed monthly and respective deferred revenues recorded based on payments received. Revenue is recognized in the period in which parts are supplied or services provided.

Income Taxes  :Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and for tax loss carryforwards. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that we will not realize the benefit of such assets. Certain tax benefits existed as of the Effective Date but were offset by valuation allowances. The utilization of these benefits to reduce income taxes paid to federal, state, and foreign jurisdictions does not reduce our income tax expense. Realization of net operating loss, tax credits and other deferred tax benefits from pre-emergence attributes will first reduce excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter will be credited to additional paid in capital.

Accounting For Stock Options:  As permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, we have elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock based awards to employees. Under APB 25, we recognize no compensation expense with respect to such awards when the exercise price is equal to or greater than the market price at the date of grant.

Research and Development Expenses:  Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $6.5 million, $2.8 million, $4.8 million and $6.5 million for Fiscal 2002, the 2001 Four Months, 2001 Eight Months and Fiscal 2000, respectively.

Earnings Per Share:  Basic income (loss) per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the reporting period. Diluted income (loss) per common share is computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The Successor Company’s common stock was distributed following the Effective Date. For purposes of these financial statements, all fifty million shares that will ultimately be distributed to creditors are treated as outstanding. Per share and share information for the Predecessor Company is presented in Note 9 - Earnings Per Share.

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

New Accounting Pronouncements:  In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002”. A provision of SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement. This provision of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We do not expect SFAS No. 145 to have a material effect on our consolidated financial position, results of operations or liquidity; however, upon adoption of SFAS No. 145, the extraordinary items in prior periods presented resulting from early retirement or discharge of debt will be reclassified.

In July 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect SFAS No. 146 to have a material effect on our consolidated financial position, results of operations or liquidity.

4.  Excess Reorganization Value and Other Intangibles

We adopted SFAS No. 141 and SFAS No. 142 in connection with fresh start accounting. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121,“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” All identifiable intangible assets and excess reorganization value were valued at their fair values as of the Effective Date. We have also completed an impairment analysis of our indefinite-lived intangible assets in accordance with the provisions of SFAS No. 142 and have determined that an impairment charge is not required.

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

			November 2, 2002		October 31, 2001
In thousands	Estimated Useful Lives		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets: Software	3 years	(1)	$20,850	$(11,514)	$19,409	$(2,962)
Backlog	7 months		17,120	(17,120)	17,120	(9,783)
Engineering drawings	10-15 years	(1)	20,103	(2,539)	22,200	(637)
Repair and maintenance contracts	2-5 years	(1)	12,259	(4,142)	14,800	(1,048)
Patents	11-14 years	(1)	20,962	(2,051)	23,001	(505)
Unpatented technology	35 years	(2)	84,576	(208)	-	-
Subtotal			175,870	(37,574)	96,530	(14,935)

Indefinite-lived intangible assets: Trademarks			50,963	-	61,000	-
Pension			1,282	-	-	-
Unpatented technology		(2)	-	-	101,000	-
Subtotal			52,245	-	162,000	-

Total intangible assets			$228,115	$(37,574)	$258,530	$(14,935)
Excess reorganization value		(1)	$-	$-	$22,547	$-

(1)	During the fourth quarter of Fiscal 2002, we adjusted certain valuation and other excess tax reserves (see Note 6 - Income Taxes). In accordance with the provisions of SOP 90-7, adjustments to these allowances that existed as of the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted and thereafter reported as additional paid in capital.
(2)	Also during Fiscal 2002, unpatented technology was reviewed and deemed to have a finite life. This constitutes a change in accounting estimates and therefore unpatented technology has been reclassified from indefinite-lived intangibles to finite-lived intangibles and will be amortized over its estimated useful life.

The following table summarizes the impact of the tax valuation allowance and tax settlement adjustments on the excess reorganization value and the intangible assets. Intangible assets were allocated on a pro rata share based on their net carrying value at the date of valuation.

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

In thousands	Gross Carrying Amount	Favorable Tax Settlement	Valuation Allowance	Adjusted Carrying Amount

Excess reorganization value	$22,547	$(12,770)	$(9,777)	$-
Trademarks	61,000	(4,871)	(5,166)	50,963
Unpatented technology	101,000	(8,118)	(8,306)	84,576
Engineering Drawings	22,200	(1,245)	(852)	20,103
Patents	23,001	(1,210)	(829)	20,962
Repair and maintenance contracts	14,800	(1,508)	(1,033)	12,259
Software	20,850	-	-	20,850
	$265,398	$(29,722)	$(25,963)	$209,713

Amortization expense, including Predecessor Company goodwill amortization, was $22.6 million, $15.0 million, $12.2 million and $20.8 million for Fiscal 2002, the 2001 Four Months, 2001 Eight Months and Fiscal 2000, respectively. Estimated future annual amortization expense is as follows:

In thousands
For the fiscal year ending:
2003	$8,054
2004	7,463
2005	7,463
2006	7,463
2007	5,736

As required by SFAS No. 142, trademarks and excess reorganization value for the Successor Company will not be amortized but will be reviewed for impairment annually. Our reportable segments have been defined as reporting units for purposes of testing intangible assets for impairment.

5.  Borrowings and Credit Facilities

Direct borrowings and capital lease obligations consisted of the following:

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

In thousands	November 2, 2002	October 31, 2001

Domestic: Credit Facility	$-	$163,930
8.75% Senior Subordinated Notes	200,000	-
10.75% Senior Notes	-	108,836
Industrial Revenue Bonds	12,600	12,600
Capital leases	1,436	1,644

Foreign: Capital leases	2,216	2,005
Other	-	921
Short-term notes payable and bank overdrafts	1,865	-
	218,117	289,936
Less: Amounts due within one year	(3,032)	(1,733)

Long-term Obligations	$215,085	$288,203

The aggregate maturities of debt consist of the following (in thousands): FY 2003 - $3,032; FY 2004 - $1,042; FY 2005 - $329; FY 2006 - $8,788; FY 2007 and thereafter - $204,926.

On March 18, 2002, we completed the offering of $200.0 million aggregate principal amount of 8.75% Senior Subordinated Notes due March 15, 2012 in a private placement under Rule 144A of the Securities Act of 1933. We used approximately $100.5 million of the net proceeds of the offering to prepay a term loan previously provided under the credit agreement. Prepayment of the term loan included the payment of accrued interest. The balance of the net proceeds of the Senior Subordinated Notes offering, together with other available funds, was used to redeem our 10.75% Senior Notes due 2006 that were issued on the Effective Date to unsecured creditors of Joy and P&H and their subsidiaries. An extraordinary loss of $4.9 million, net of a tax benefit of $3.2 million, was incurred as a result of the early retirement of debt, consisting of $4.4 million of retirement premiums and the $3.7 million write-off of associated debt issuance costs related to the term loan. Our Form S-4 registration statement providing for the exchange of the privately placed notes for registered notes was declared effective by the Securities and Exchange Commission on May 16, 2002. The exchange offering expired on June 19, 2002.

On June 25, 2002, we entered into an amended and restated Credit Agreement (“Credit Agreement”) which consists of a $250 million revolving loan maturing on October 31, 2005. This replaces our prior $250 million revolving credit agreement that also included a $100 million term loan. Substantially all of our assets and our subsidiaries’ assets are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (3.25% to 2.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) plus the applicable margin (2.25% to 1.25%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.5% to 0.75% on the unused portion of the revolving loan.

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

Both the Senior Subordinated Note Indenture and Credit Agreement contain restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness and liens, asset sales, and capital expenditures. The covenants in the Senior Subordinated Note Indenture are less restrictive than the covenants in the Credit Agreement. Interest coverage, leverage and EBITDA covenants in the Credit Agreement generally become more restrictive over the term of the agreement.

By agreement dated October 31, 2002, the Credit Agreement was amended to reflect certain financial covenant modifications and clarification of certain definitional and administrative items. The amendment lowered the financial covenants for the quarter ended November 2, 2002 and for each quarter in fiscal 2003. In addition, the amendment increased the amounts available for restricted junior payments. Absent the amendment, we would have been in violation of one of the financial covenants.

At November 2, 2002, there were no outstanding borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $250 million credit limit, totaled approximately $58.6 million. Accordingly, as of November 2, 2002 there was approximately $107.1 million available for additional borrowings and letters of credit under the Credit Agreement. The available balance is limited to our available borrowing base collateral balance, less $50 million.

6.  Income Taxes

The consolidated provision (benefit) for income taxes included in the Consolidated Statement of Operations consisted of the following:

	Successor Company		Predecessor Company
In thousands	Fiscal 2002	2001 Four Months	2001 Eight Months	Fiscal 2000
Current provision (benefit) Federal	$(3,289)	$-	$(34,755)	$(13,994)
State	716	300	600	850
Foreign	12,133	12,900	7,400	10,144
Total current	9,560	13,200	(26,755)	(3,000)

Deferred provision (benefit) Federal	(22,807)	-	-	-
State	(3,258)	-	-	-
Foreign	2,270	-	-	-
Total deferred	(23,795)	-	-	-

Total consolidated income tax provision (benefit)	$(14,235)	$13,200	$(26,755)	$(3,000)

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

The income tax provision (benefit) included in the Consolidated Statement of Operations consisted of the following:

	Successor Company		Predecessor Company
In thousands	Fiscal 2002	2001 Four Months	2001 Eight Months	Fiscal 2000
Continuing operations	$(14,235)	$13,200	$(26,755)	$(3,000)
Extraordinary items	(3,240)	-	-	-
.

The components of income (loss) for our domestic and foreign operations were as follows:

	Successor Company		Predecessor Company
In thousands	Fiscal 2002	2001 Four Months	2001 Eight Months	Fiscal 2000
Domestic income (loss)	$(75,571)	$(59,375)	$(6,853)	$(85,762)
Foreign income (loss)	39,853	(2,706)	31,792	54,433
Pre-tax income (loss) from continuing operations	$(35,718)	$(62,081)	$24,939	$(31,329)

The reconciliations between the income tax provisions (benefits) recognized in our Consolidated Statement of Operations and the income tax provisions (benefits) computed by applying the statutory federal income tax rate to the income (loss) from continuing operations are as follows:

	Successor Company		Predecessor Company
In thousands	Fiscal 2002	2001 Four Months	2001 Eight Months	Fiscal 2000
Income tax computed at federal statutory tax rate	$(12,501)	$(21,728)	$8,729	$(10,965)
Sub-part F income and foreign dividends	4,437	-	-	-
EIE income exclusion	(1,190)	-	-	-
Goodwill amortization not deductible for tax purposes	-	-	823	968
Differences in foreign and U.S. tax rates	1,900	13,847	(3,727)	(8,907)
State income taxes, net of federal tax impact	(3,974)	195	390	552
Resolution of tax issues/tax refunds	(3,353)	-	(34,755)	(15,000)
Other items, net	70	270	538	546
Valuation allowance	376	20,616	1,247	29,806

	$(14,235)	$13,200	$(26,755)	$(3,000)

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

The components of the net deferred tax asset are as follows:

In thousands	Fiscal 2002	Fiscal 2001

Deferred tax assets: Reserves not currently deductible	$15,073	$15,780
Employee benefit related items	121,716	71,957
Tax credit carryforwards	21,342	21,342
Tax loss carryforwards	412,040	467,178
Other, net	21,912	19,368
Valuation allowance	(399,468)	(426,956)
Total deferred tax assets	$192,615	$168,669

Deferred tax liabilities: Inventories	$20,879	$44,971
Depreciation and amortization in excess of book expense	39,308	38,336
Intangibles	70,230	85,362
Total deferred tax liabilities	130,417	168,669

Net deferred tax asset	$62,198	$-

The net deferred tax assets are reflected in the accompanying balance sheet as follows:

	Fiscal 2002	Fiscal 2001
Current deferred tax asset	$15,110	$-
Long term deferred tax asset	64,890	-
Current deferred tax liability	(17,798)	-
Long term deferred tax liability	(4)	-
Net deferred tax asset	$62,198	$-

At November 2, 2002, we had general business tax credits of $16.4 million expiring in 2008 through 2013 and alternative minimum tax credit carryforwards of $4.9 million which do not expire.

We have tax loss carryforwards consisting of a gross U.S. Federal operating loss carryforward of $851.6 million expiring in 2020 with a net tax benefit of $298.1 million, tax benefits related to U.S. state operating loss carryforwards of $90.5 million with various expiration dates, and tax benefits related to foreign carryforwards of $23.5 million with various expiration dates. For financial statement purposes, future tax benefits related to the recognition of net operating losses are subject to review as to the future realizability of these amounts. As such, valuation reserves have been established in prior years against those loss carryforward amounts for which realizability was not more likely than not.

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

During Fiscal 2002, we reassessed our position on the creation and continuation of valuation reserves and adjusted the reserve balances where we felt it approrpriate based upon past, current, and projected profitability in the various geographical areas in which we conduct business and available tax strategies. Additionally, the U.S. carryforwards were reduced upon emergence from bankruptcy due to the rules and regulations in the Internal Revenue Code related to cancellation of indebtedness income that is excluded from taxable income. These adjustments are included in the net operating loss values detailed above.

Because our POR provided for substantial changes in our ownership, there are annual limitations on the amount of federal and certain of the state net operating loss carryforwards which we may be able to utilize on our income tax returns. This annual limitation is an amount equal to the value of our stock immediately before the ownership change adjusted to reflect the increase in value of the Company resulting from the cancellation of creditor’s claims multiplied by a federally mandated long-term tax exempt rate. The annual limitation is approximately $45.7 million and may be increased by certain transactioins which result in recognition of “built-in” gains -- unrecognized gains existing as of the date we emerged from bankruptcy. As of November 2, 2002, the total amount of the U.S. Federal net operating loss carryforward not subject to the annual limitation is approximately $161.1 million.

At November 2, 2002, our net deferred tax asset, including loss and credit carryforwards and excluding valuation allowances, was $461.7 million. We have reviewed the realization of net operating losses, tax credits, and net other deferred tax assets in each statutory location in which we conduct our business and established valuation reserves against those net deferred tax assets whose realizability we have determined is not more likely than not. The continued need for valuation reserves will be assessed at least annually to determine the propriety of recognizing additional deferred tax assets. Additionally, our emergence from bankruptcy in fiscal 2001 did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for our tax reporting. Therefore, the fresh start adjustments created new deferred tax items which were recognized concurrently with the recognition of the respective fresh start accounting adjustments.

In addition, as it relates to the valuation reserves currently recorded that arose in pre-emergence years, our reorganization has resulted in a significantly modified capital structure by which SOP 90-7 requires us to apply fresh start accounting. Under fresh start accounting, reversals of valuation reserves recorded against deferred tax assets that existed as of the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter are reported as additional paid in capital. Consequently, we will recognize cash tax savings in the year of asset recognition without the corresponding benefit to income tax expense. The balance of the amount of valuation reserves for which this treatment is required is $295.4 million at November 2, 2002.

U.S. income taxes, net of foreign taxes paid or payable, have not been provided on the undistributed profits of foreign subsidiaries, where such profits are expected to be permanently reinvested. Such unremitted earnings of subsidiaries which have been or are intended to be permanently reinvested were $263.9 million at November 2, 2002.

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

7.  Accounts Receivable

Accounts receivable consisted of the following:

In thousands	November 2, 2002	October 31, 2001

Trade receivables	$158,669	$192,510
Unbilled receivables (due within one year)	20,519	24,782
Allowance for doubtful accounts	(7,654)	(7,837)

	$171,534	$209,455

8.  Inventories

Consolidated inventories consisted of the following:

In thousands	November 2, 2002	October 31, 2001

Finished goods	$238,413	$293,646
Work in process and purchased parts	157,896	190,615
Raw materials	22,248	29,593
	$418,557	$513,854

In connection with the implementation of fresh start accounting, we revalued our inventories on the Effective Date to their fair values (estimated selling prices less costs to complete, cost of disposal and a reasonable profit allowance), resulting in an increase of $156 million. As of November 2, 2002, none of the revaluation remained

9.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share. There are no reconciling items between basic and diluted shares:

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

	Successor Company		Predecessor Company
In thousands except per share amounts	Fiscal 2002	2001 Four Months	2001 Eight Months	Fiscal 2000

Basic and Diluted Earnings (Loss):
Income (loss) from continuing operations	$(23,157)	$(76,498)	$50,632	$(29,553)
Income (loss) from discontinued operations	-	-	(3,170)	66,200
Net gain on disposal of discontinued operations	-	-	256,353	227,977
Income (loss) from extraordinary items	(4,860)	-	1,124,083	-
Net income (loss)	$(28,017)	$(76,498)	$1,427,898	$264,624

Basic weighted average common shares outstanding (Note 3)	50,169	50,000	46,816	46,717

Basic and Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(0.46)	$(1.53)	$1.08	$(0.63)
Income from and net gain on disposal of discontinued operations	-	-	5.41	6.30
Income (loss) from extraordinary items	(0.10)	-	24.01	-
Net income (loss)	$(0.56)	$(1.53)	$30.50	$5.67

Options to purchase approximately 3,529,000, 932,000 and 663,000 shares of common stock were outstanding at November 2, 2002 and October 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the additional shares would reduce the (loss) per share amount from continuing operations, and therefore, the effect would be anti-dilutive.

10.  Pensions and Other Employee Benefits

The Company and its subsidiaries have a number of defined benefit, defined contribution and government mandated pension plans covering substantially all employees. Benefits from these plans are based on factors that include various combinations of years of service, fixed monetary amounts per year of service, employee compensation during the last years of employment and the recipient’s social security benefit. Our funding policy with respect to qualified plans is to contribute annually not less than the minimum required by applicable law and regulation nor more than the amount which can be deducted for income tax purposes. We also have a nonqualified supplemental pension plan that is based on credited years of service and compensation during the last years of employment.

Certain plans outside the United States, which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of November 2, 2002 and October 31, 2001.

We recorded additional minimum pension liabilities of $115.5 million and $69.0 million in Fiscal 2002 and Fiscal 2001, respectively, to recognize the unfunded accumulated benefit obligations of certain plans. Corresponding amounts are required to be recognized as intangible assets to the extent of the unrecognized prior service cost and the unrecognized net transition obligation on an individual plan basis. Any excess of the minimum pension liability above the intangible asset is recorded as a separate component and reduction in shareholders’ equity. Intangible pension assets of $1.3 million were recognized in Fiscal 2002. No intangible pension assets were recognized for the 2001 Four Months. The balance of $183.2 million and $69.0 million in Fiscal 2002 and Fiscal 2001, respectively, were included in shareholders’ equity.

Total pension (income) expense for all defined benefit plans was $2.7 million, $(0.4) million, $151.7 million and $(4.7) million for Fiscal 2002, the 2001 Four Months, 2001 Eight Months and Fiscal 2000, respectively. Total pension expense for all defined contribution plans was $1.6 million, $0.4 million, $0.9 million and $1.3 million for Fiscal 2002, the 2001 Four Months, 2001 Eight Months and Fiscal 2000, respectively.

Net periodic pension costs for U.S. plans and plans of subsidiaries outside the United States included the following components:

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

	U.S. Pension Plans				Non-U.S. Pension Plans
	Successor Company		Predecessor Company		Successor Company		Predecessor Company
In thousands	Fiscal 2002	2001 Four Months	2001 Eight Months	Fiscal 2000	Fiscal 2002	2001 Four Months	2001 Eight Months	Fiscal 2000
Components of Net Periodic Benefit Cost (Income) Service cost	$9,948	$2,933	$5,123	$10,195	$3,709	$1,308	$2,155	$5,162
Interest cost	41,647	13,650	25,114	36,660	20,596	6,513	13,179	22,285
Expected return on assets	(40,766)	(13,626)	(30,558)	(45,548)	(32,936)	(11,176)	(22,553)	(36,394)
Amortization of: Transition obligation (asset)	-	-	218	371	-	-	(131)	(363)
Prior service cost	83	-	1,734	2,350	-	-	116	222
Actuarial loss	21	-	125	347	6	-	73	106

Periodic benefit cost (income) before curtailment and termination charges (credits)	10,933	2,957	1,756	4,375	(8,625)	(3,355)	(7,161)	(8,982)

Curtailment and termination charges (credits): Special termination benefit charge	285	-	-	-	-	-	-	-
Curtailment charge (credit)	87	-	-	-	-	-	-	(2,466)
Settlement charge	-	-	-	-	-	-	-	16,265

Total net periodic benefit cost (income)	11,305	2,957	1,756	4,375	(8,625)	(3,355)	(7,161)	4,817

Fresh-start accounting charge	-	-	117,290	-	-	-	39,860	-
Credits (charges) allocated to discontinued operations	-	-	-	1,385	-	-	-	(15,313)
Total net periodic benefit cost (income) of continuing operations	$11,305	$2,957	$119,046	$5,760	$(8,625)	$(3,355)	$32,699	$(10,496)

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

Changes in the projected benefit obligations and pension plan assets relating to our defined benefit pension plans, together with a summary of the amounts recognized in the Consolidated Balance Sheet are set forth in the following table:

	U.S. Pension Plans		Non-U.S. Pension Plans
In thousands	November 2, 2002	October 31, 2001	November 2, 2002	October 31, 2001
Change in Benefit Obligation
Net benefit obligation at beginning of year	$585,383	$497,307	$360,515	$302,233
Other	8,798	-	-	-
Service cost	9,948	8,056	3,560	3,480
Interest cost	41,647	38,764	20,596	19,791
Plan participants’ contributions	-	-	1,141	722
Plan amendments	1,080	-	-	-
Actuarial loss	7,818	76,284	(11,896)	53,062
Currency fluctuations	-	-	30,541	(4,426)
Curtailments	100	-	-	-
Special termination benefits	285	-	-	-
Gross benefits paid	(35,403)	(35,028)	(13,986)	(14,347)
Net benefit obligation at end of year	$619,656	$585,383	$390,471	$360,515

Change in Plan Assets
Fair value of plan assets at beginning of year	$407,279	$499,192	$323,466	$348,594
Other	4,385	-	-	-
Actual return on plan assets	(31,994)	(57,733)	(15,903)	(8,512)
Currency fluctuations	-	-	25,961	(5,375)
Employer contributions	4,524	848	3,955	2,384
Plan participants’ contributions	-	-	1,140	722
Gross benefits paid	(35,403)	(35,028)	(13,986)	(14,347)
Fair value of plan assets at end of year	$348,791	$407,279	$324,633	$323,466

Funded Status, Realized and Unrealized Amounts
Funded status at end of year	$(270,865)	$(178,104)	$(65,838)	$(37,049)
Unrecognized net actuarial loss	151,082	69,872	91,789	48,861
Unrecognized prior service cost	1,009	-	-	-
Net amount recognized at end of year	$(118,774)	$(108,232)	$25,951	$11,812

Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost	$-	$38	$31,796	$17,251
Accrued benefit liability	(118,774)	(108,270)	(5,845)	(5,439)
Additional minimum liability	(120,125)	(42,259)	(64,365)	(26,772)
Intangible asset	1,282	-	-	-
Accumulated other comprehensive income	118,843	42,259	64,365	26,772

Net amount recognized at end of year	$(118,774)	$(108,232)	$25,951	$11,812

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

Pension plan assets consist primarily of trust funds with diversified portfolios of primarily equity and fixed income investments.

The projected benefit obligations, accumulated benefits obligations and fair value of plan assets for underfunded and overfunded plans have been combined for disclosure purposes. The projected benefit obligations, accumulated benefit obligations, and fair value of assets for pension plans with the accumulated benefit obligations in excess of plan assets are $981.8 million, $926.6 million and $645.1 million, respectively, as of November 2, 2002, and $916.2 million, $867.6 million and $699.0 million, respectively, as of October 31, 2001.

The principal assumptions used in determining the funded status and net periodic benefit cost of our pension plans are set forth in the following table. The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

	U.S. Pension Plans			Non-U.S. Pension Plans
	2002	2001	2000	2002	2001	2000

Discount rate	7.00%	7.63%	7.75%	5.88%	5.62%	6.70%

Expected return on plan assets	9.50%	9.50%	9.50%	9.52%	9.61%	10.35%

Rate of compensation increase	4.00%	4.00%	4.50%	4.12%	4.08%	4.16%

The discontinuance of Beloit’s operations resulted in a curtailment of several of our defined benefit pension plans due to the termination of employees’ services earlier than originally expected. In accordance with SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, we recognized a gain of $2.5 million in Fiscal 2000, representing the decrease in the projected benefit obligations of the plans affected by the curtailment. The gain for Fiscal 2000 was included in the gain (loss) from discontinued operations in the Fiscal 2000 Consolidated Statement of Operations.

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

11.  Postretirement Benefits Other Than Pensions

In 1993, our Board of Directors approved a general approach that culminated in the elimination of all company contributions towards postretirement health care benefits. Increases in costs paid by us were capped for certain plans beginning in 1994 extending through 1998 and Company contributions were eliminated as of January 11, 1999 for most employee groups, excluding Joy, certain early retirees and specific discontinued operation groups. For Joy, based upon existing plan terms, future eligible retirees will participate in a premium cost-sharing arrangement which is based upon age as of March 1, 1993 and position at the time of retirement. Active employees under age 45 as of March 1, 1993 and any new hires after April 1, 1993 will be required to pay 100% of the applicable premium.

The components of the net periodic benefit cost associated with our postretirement benefit plans (other than pensions), all of which relate to operations in the U.S., are as follows:

	Successor Company		Predecessor Company
In thousands	Fiscal 2002	2001 Four Months	2001 Eight Months	Fiscal 2000
Components of net periodic benefit cost: Service cost	$122	$33	$61	$123
Interest cost	3,476	1,181	2,410	3,056
Amortization of actuarial (gain) loss	(25)	-	564	1,638

	3,573	1,214	3,035	4,817

Fresh-start accounting charge	-	-	11,302	-
Costs allocated to discontinued operations	-	-	-	(327)

Total net periodic benefit cost of continuing operations	$3,573	$1,214	$14,337	$4,490

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

The following table sets forth the benefit obligations, plan assets, funded status and amounts recognized in our Consolidated Balance Sheet:

In thousands	Fiscal 2002	Fiscal 2001

Change in Benefit Obligation
Net benefit obligation at beginning of year	$52,157	$48,215
Service cost	122	94
Interest cost	3,477	3,591
Actuarial loss	4,825	4,638
Gross benefits paid	(3,716)	(4,381)
Net benefit obligation at end of year	$56,865	$52,157

Change in Plan Assets Fair value of plan assets at beginning of year	$-	$-
Employer contributions	3,716	4,381
Gross benefits paid	(3,716)	(4,381)
Fair value of plan assets at end of year	$-	$-

Funded Status, Recognized and Unrecognized Amounts
Funded status at end of year	$(56,865)	$(52,157)
Unrecognized net actuarial loss	8,207	3,357
Net amount recognized at end of year	$(48,658)	$(48,800)

Amounts recognized in the Consolidated Balance Sheet consist of: Accrued benefit liability - short term portion	$(3,716)	$(3,923)
- long term portion	(44,942)	(44,877)

Net amount recognized at end of year	$(48,658)	$(48,800)

For postretirement benefit obligation measurement purposes, the weighted average discount rate is 7.0% for both Fiscal 2002 and Fiscal 2001 and the assumed annual rate of increase in the per capita cost of covered health care benefits is 11.0% and 9.0% for 2002 and 2001, respectively. These rates were assumed to decrease gradually to 5.0% for most participants by 2005 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of November 2, 2002 by $4.0 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would increase by $0.3 million. A one percentage point decrease in the assumed health care cost trend rates each year would decrease the accumulated postretirement benefit obligation as of November 2, 2002 by $3.5 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would decrease by $0.2 million. Postretirement life insurance benefits have a minimal effect on the total benefit obligation.

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

12.  Shareholders’ Equity and Stock Options

We have 150,000,000 shares of authorized common stock, par value $1.00 per share, 50,000,000 of which will ultimately be distributed in connection with our emergence from bankruptcy and are deemed outstanding for accounting purposes at the Effective Date. On July 31, 2001 we distributed 39,743,681 shares of common stock to holders of allowed pre-petition claims against the Predecessor Company. On January 31, 2002, we released our second distribution under the POR amounting to 3,168,612 shares of common stock. On July 25, 2002, we released our third distribution under the POR amounting to 3,214,632 shares of common stock. The third distribution was based on approximately $1.30 billion of “current adjusted claims” and, when combined with the initial distribution, equated one share of Joy Global Inc. common stock for each $25.95 of allowed claim.

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

We are authorized to issue 5,000,000 shares of preferred stock, of which 1,000,000 shares have been designated as Series A Junior Participating Preferred Stock of $1 par value. None of the preferred shares have been issued. On July 15, 2002, our Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock, par value $1.00 per share. Each right entitles the holder to purchase one one-hundredth of a share of our Series A Junior Participating Preferred Stock for $100. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $100 exercise price, shares of our common stock or of any company into which we are merged having a value of $200. The rights expire on August 5, 2012 unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

Our Stock Incentive Plan authorizes the grant of up to 5,556,000 stock options, performance units and other stock-based awards to officers, employees and directors. As of November 2, 2002, stock option grants aggregating approximately 3.6 million shares had been made to approximately 175 individuals. Options to purchase 15,000 shares have also been granted to each of our six outside directors.

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

The 2001 Performance Unit Award Program under our Stock Incentive Plan provides a long-term incentive compensation opportunity to certain senior executives. Approximately 322,500 shares of Common Stock may be earned by the senior executives under the 2001 Performance Unit Award Program if, at the end of a three and one quarter year award cycle, cumulative net cash flow exceeds a certain threshold amount. Each performance unit represents the right to earn one share of Common Stock. Awards can range from 0% to 150% of the target award opportunities. Awards are accelerated based on the greater of actual performance or target award in the event of a change in control. As of November 2, 2002, no performance units had been earned nor expenses recognized.

A summary of stock option activity under all plans is as follows:

	2002		2001
	Number of Options	Weighted- Average Exercise Price per Share	Number of Options	Weighted- Average Exercise Price per Share
Outstanding at beginning of year	931,750	$13.76	-	$-
Granted	2,661,752	16.99	931,750	13.76
Exercised	-	-	-	-
Forfeited or cancelled	(65,000)	-	-	-
Outstanding at end of year	3,528,502	16.15	931,750	13.76
Exercisable at end of year	1,214,834	$16.12	60,000	$13.76

The following table summarizes information about stock options outstanding at November 2, 2002:

	Outstanding			Exercisable
Exercise price range	Shares	Average life (a)	Average exercise price	Shares	Average exercise price

$8.02 - $13.76	918,250	9.1	$13.73	324,750	$13.76
$13.77 - $17.49	2,610,252	9.2	17.00	890,084	16.98
Total	3,528,502	9.20	$16.15	1,214,834	$16.12

(a) - Average contractual life remaining in years

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted in fiscal years after December 31, 1994 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of our stock-based awards to employees was estimated using a Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including expected stock price volatility. Because our stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The fair value of our stock-based awards to employees was estimated assuming no dividends, using the following assumptions:

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

	Successor Company
In thousands except per share data	Fiscal 2002	2001 Four Months

Net income (loss) to common As reported	(28,017)	(76,498)
Pro forma	(36,193)	(77,008)
Basic earnings (loss) per share As reported	(0.56)	(1.53)
Pro forma	(0.72)	(1.54)
Assumptions under Black-Scholes Risk-free interest rate	4.4%	4.9%
Stock price volatility	59%	30%
Option life (yrs)	7.0	5.0
Expected dividend	0.0	0.0

13.  Operating Leases

We lease certain plant, office and warehouse space as well as machinery, vehicles, data processing and other equipment. Certain of the leases have renewal options at reduced rates and provisions requiring us to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. Our assets and obligations under capital lease arrangements are not significant.

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $15.2 million, $5.6 million, $11.3 million and $13.4 million for Fiscal 2002, the 2001 Four Months, 2001 Eight Months and Fiscal 2000, respectively.

At November 2, 2002, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance were as follows:

In thousands
2003	$10,104
2004	5,910
2005	3,130
2006	1,930
2007 and thereafter	1,443

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

14.  Reorganization Items

Reorganization expenses are items of income, expense and loss that were realized or incurred by the Predecessor Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code.

Net reorganization expenses for Fiscal 2002, Fiscal 2001 and Fiscal 2000 consisted of the following:

In thousands	2002	2001	2000

Collection of Beloit note	$(7,200)	$-	$-
Other - net	(382)	-	-
Professional fees directly related to the filing	352	30,639	39,061
Amoritzation of debtor-in-possession financing costs	-	4,148	10,602
Accrued retention plan costs	-	2,228	3,603
Interest earned on DIP proceeds	-	(581)	(1,268)
Write-down of property to be sold	-	-	9,000
Settlement of performance guarantees	-	-	2,991
Rejected equipment leases	-	-	1,399
	$(7,230)	$36,434	$65,388

15.  Restructuring and Other Special Charges

During Fiscal 2000, we recorded $6.1 million of restructuring charges related to Joy’s reorganization and rationalization primarily related to employee severance. A prior reserve of $1.6 million was reversed during Fiscal 2000 as it was no longer needed for facility rationalization. The residual reserve of $1.7 million at October 31, 2000 was utilized prior to the Effective Date.

16.  Commitments, Contingencies and Off-Balance-Sheet Risks

At November 2, 2002, we were contingently liable to banks, financial institutions and others for approximately $80.1 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $80.1 million, approximately $6.2 million was issued at our request on behalf of Beloit and approximately $73.9 million was issued on behalf of or assumed by the Successor Company. At November 2, 2002, there were $1.5 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

The Company and certain of its present and former senior executives were named as defendants in a class action, captioned In re: Harnischfeger Industries, Inc. Securities Litigation, filed in the United States District Court for the Eastern District of Wisconsin on June 5, 1998. This action sought damages in an unspecified amount on behalf of a class of purchasers of our common stock, based principally on allegations that our disclosures with respect to certain contracts of Beloit Corporation, a former business unit, violated the federal securities laws. An order and final judgment approving the settlement of this matter was issued by the District Court on November 22, 2002. Our responsibility for the settlement is to be paid out of our available insurance.

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

The Official Committee of Unsecured Creditors of Beloit Corporation, purportedly suing in its own right and in the name and on behalf of Beloit Corporation, filed suit in the Milwaukee County Circuit Court on June 5, 2001 against certain present and former officers of the Company and Beloit Corporation seeking both money damages in excess of $300 million and declaratory relief. Among other things, the plaintiff alleges that the defendants should be held liable for “waste and mismanagement of Beloit’s assets”. Plaintiff also alleges that settlement agreements reached with certain former officers of the Company constituted fraudulent transfers and should be deemed null and void. The plaintiff has agreed that any judgment will be limited to and satisfied out of our available insurance. This matter was dismissed by Milwaukee County Court decision dated May 24, 2002. Plaintiff appealed this decision on July 8, 2002.

The Beloit Liquidating Trust has also filed a motion in the Bankruptcy Court for reallocation and reimbursement of professional fees and intercompany expenses. We filed an expert report with the Bankruptcy Court indicating that the Beloit Liquidating Trust owes us additional monies. Discovery in this matter is continuing.

John G. Kling, purportedly on his own behalf and “in a representative capacity for the Harnischfeger Industries Employees’ Savings Plan”, filed suit in the United States District Court for the District of Massachusetts on November 9, 2001, against certain of the Company’s present and former employees, officers and directors. This action seeks damages in an unspecified amount based, among other things, on allegations that the members of the Company’s Pension Investment Committee, the Pension Committee of the Company’s Board of Directors and Fidelity Management Trust Company failed to properly discharge their fiduciary obligations under ERISA with respect to the “Harnischfeger Common Stock Fund” in the Harnischfeger Industries Employees’ Savings Plan. The individual defendants’ March 29, 2002 motion to dismiss this matter has not yet been acted on by the District Court.

The Company and its subsidiaries are party to other litigation matters and claims that are normal in the course of their operations. Also, as a normal part of their operations, the Company’s subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the results of the above noted litigation and other pending litigation will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

The Company and its subsidiaries are also involved in a number of proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure related to these environmental matters, we believe that the resolution of these matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of November 2, 2002 the nominal or face value of forward foreign exchange contracts to which we are a party, in absolute U.S. dollar equivalent terms, was $78.7 million.

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

Forward exchange contracts are entered into to protect the value of committed future foreign currency receipts and disbursements and consequently any market related loss on the forward contract would be offset by changes in the value of the hedged item. As a result, we are not exposed to net market risk associated with these instruments.

We are exposed to credit-related losses in the event of non-performance by counterparties to our forward exchange contracts, but we does not expect any counterparties to fail to meet their obligations. A contract is generally subject to credit risk only when it has a positive fair value and the maximum exposure is the amount of the positive fair value.

17.  Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, Cash Equivalents and Restricted Cash:  The carrying value approximates fair value because of the short maturity of those instruments.

Credit Facility:  The carrying value of the Credit Facility approximates fair value as the facility bears a floating rate of interest expressed in relation to LIBOR. Consequently, the cost of this instrument always approximates the market cost of borrowing for an equivalent maturity and risk class.

Senior Subordinated Notes:  The fair market value of the Senior Subordinated Notes are estimated based on market quotations at year-end.

Other Borrowings:  The carrying value of our other borrowings approximates fair value because these instruments consist predominantly of industrial revenue bonds and bear interest at floating rates.

Forward Exchange Contracts:  The fair value of forward exchange contracts represents the estimated amounts we would receive (pay) to terminate such contracts at the reporting date based on foreign exchange market prices at that date.

The estimated fair values of our financial instruments at November 2, 2002 and October 31, 2001 are as follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

In thousands

Fiscal 2002	Carrying Value	Fair Value
Cash and cash equivalents	$70,906	$70,906
Restricted cash	253	253
Credit facility	-	-
8.75% Senior Subordinated Notes	200,000	217,500
Other borrowings	18,117	18,117
Forward exchange contracts	-	89

Fiscal 2001	Carrying Value	Fair Value
Cash and cash equivalents	$39,652	$39,652
Restricted cash	19,413	19,413
Credit facility	163,930	163,930
10.75% Senior Notes	108,836	108,836
Other borrowings	17,170	17,170
Forward exchange contracts	-	649

The fair values of our forward exchange contracts at November 2, 2002 are analyzed in the following table of dollar equivalent terms:

In thousands
	Maturing in 2003
	Buy	Sell

U.S. Dollar	(225)	91
Australian Dollar	176	-
British Pound	67	-
Euro	-	(20)

We are exposed to fluctuations in foreign currency exchange rates and interest rates. To manage these risks, we use derivative instruments, in this case, forward exchange contracts. Derivative instruments used in hedging activities are viewed as risk management tools, involve little complexity, and are not used for trading or speculative purposes.

As part of ongoing control procedures, we monitor concentrations of credit risk associated with financial institutions with which we conduct business. Credit risk is minimal as credit exposure limits are established to avoid a concentration with any single financial institution. We also monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. Our customers are, almost exclusively, in the mining industry but our concentration of credit risk associated with our trade receivables is considered minimal due to the broad customer base and the generally sound financial standing of our major customers. Bad debts have not been significant in our mining equipment businesses. We often require and receive letters of credit or bank guarantees as collateral for our credit sales, especially when the customer is located outside the United States and other developed markets.

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

18.  Transactions With Affiliated Companies

During Fiscal 2001, P&H owned a 49% interest in ABB Harnco, Inc. (“ABB Harnco”), an electrical control equipment company controlled by ABB Automation, Inc. P&H purchased electrical control equipment from ABB Harnco for use in electric mining shovels. In October 2001, the interest in ABB Harnco was liquidated.

As of November 2, 2002, Kobe Steel, Ltd. of Japan (“Kobe”) owns a 25% interest in our Australian surface mining equipment subsidiary. We have a technical service agreement with Kobe, expiring in 2010, under which Kobe pays technical service fees on P&H mining equipment produced and sold under the agreement.

Transactions with related parties were as follows:

	Successor Company		Predecessor Company
In thousands	Fiscal 2002	2001 Four Months	2001 Eight Months	Fiscal 2000

Sales	$-	$-	$-	$361
Purchases	2,339	4,176	8,351	7,748
License income	125	53	106	1,281
Other income (expense)	-	(3)	(5)	525
Receivables	24	7
Payables	245	139

We believe that our transactions with all related parties were competitive with alternate sources of supply for each party involved.

19.  Subsequent Events

Purusant to an agreement dated as of November 4, 2002, we agreed to purchase Kobe’s 25% interest in our Australian surface mining equipment subsidiary for a cash payment of approximately $12.4 million to be made in mid-March 2003.

Effective December 12, 2002, Mark E. Readinger was elected Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of P&H Mining Equipment.

In November 2002, the Board of Directors approved manufacturing rationalization proposals for the U.S. operations of both P&H Mining Equipment and Joy Mining Machinery. The proposals are to be implemented in Fiscal 2003 and are expected to result in charges of approximately $15 million including approximately $10 million of non-cash charges associated with the write-down of property, plant and equipment.

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

20.  Segment Information

Business Segment Information

At November 2, 2002, we had two reportable segments, underground mining machinery (Joy) and surface mining equipment (P&H). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. The accounting policies of the segments are the same as those described in Note 3 - Significant Accounting Policies. Operating income (loss) of segments does not include interest income or expense and provision (benefit) for income taxes. Identifiable assets are those used in our operations in each segment. Corporate assets consist primarily of deferred financing costs, cash and cash equivalents, restricted cash and deferred income taxes.

As described in Note 2 - Basis of Presentation, we adopted fresh start accounting at the Effective Date. Accordingly, the segment information of the Successor Company and Predecessor Company is not comparable.

In thousands	Net Sales	Operating Income (Loss)		Depreciation and Amortization	Capital Expenditures	Total Assets
Fiscal 2002
Underground Mining	$745,714	$19,516		$36,203	$11,651	$634,139
Surface Mining	405,133	(18,157)		22,734	7,436	484,595
Total continuing operations	1,150,847	1,359		58,937	19,087	1,118,734
Corporate	-	(16,502)		3,715	-	138,605
Consolidated Total	$1,150,847	$(15,143)		$62,652	$19,087	$1,257,339

2001 Four Months
Underground Mining	$238,548	$(28,426)		$18,115	$6,655	$692,736
Surface Mining	169,167	(17,738)		9,445	2,927	603,838
Total continuing operations	407,715	(46,164)		27,560	9,582	1,296,574
Corporate	-	(6,091)		1,099	6	75,140
Consolidated Total	$407,715	$(52,255)		$28,659	$9,588	$1,371,714

2001 Eight Months
Underground Mining	$436,045	$30,269		$19,379	$5,937
Surface Mining	304,413	23,902		8,866	5,954
Total continuing operations	740,458	54,171		28,245	11,891
Corporate	-	(10,215)		4,862	779
Consolidated Total	$740,458	$43,956		$33,107	$12,670

Fiscal 2000
Underground Mining	$614,356	$16,956	(1)	$29,598	$14,666	$821,168
Surface Mining	508,785	57,432		16,062	17,744	423,944
Total continuing operations	1,123,141	74,388		45,660	32,410	1,245,112
Discontinued operations	-	-		-	-	15,231
Corporate	-	(16,368)		11,729	-	32,585
Consolidated Total	$1,123,141	$58,020		$57,389	$32,410	$1,292,928

(1) After net restructuring charge of $4.5 million (see Note 15 -- Restructuring and Other Special Charges).

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

Geographical Segment Information

In thousands	Total Sales	Interarea Sales	Sales to Unaffiliated Customers	Operating Income (Loss)	Total Assets
Fiscal 2002
United States	$799,560	$(161,172)	$638,388	$(24,541)	$967,221
Europe	258,821	(86,367)	172,454	33,729	135,135
Other Foreign	352,163	(12,158)	340,005	21,563	298,580
Interarea Eliminations	(259,697)	259,697	-	(29,392)	(282,202)
	$1,150,847	$-	$1,150,847	$1,359	$1,118,734

2001 Four Months
United States	$277,777	$(55,398)	$222,379	$(44,292)	$1,142,665
Europe	67,537	(9,565)	57,972	4,474	122,671
Other Foreign	130,937	(3,573)	127,364	1,154	263,594
Interarea Eliminations	(68,536)	68,536	-	(7,500)	(232,356)
	$407,715	$-	$407,715	$(46,164)	$1,296,574

2001 Eight Months
United States	$507,118	$(95,097)	$412,021	$24,794
Europe	133,278	(41,998)	91,280	24,353
Other Foreign	245,382	(8,225)	237,157	24,572
Interarea Eliminations	(145,320)	145,320	-	(19,548)
	$740,458	$-	$740,458	$54,171

Fiscal 2000
United States	$813,007	$(116,684)	$696,323	$42,787	$1,313,687
Europe	161,531	(62,757)	98,774	20,866	307,703
Other Foreign	348,345	(20,301)	328,044	37,839	259,252
Interarea Eliminations	(199,742)	199,742	-	(27,104)	(635,530)
	$1,123,141	$-	$1,123,141	$74,388	$1,245,112

21.  Fresh Start Accounting

We adopted fresh start accounting pursuant to SOP 90-7 in connection with our emergence. The consolidated statement of operations of the Predecessor Company for the eight months ended June 23, 2001 reflect fresh start reporting adjustments of $45.1 million and an extraordinary gain of $1,124.1 million related to the discharge of indebtedness in accordance with the POR. As a result of the application of fresh start accounting, the Successor Company’s financial statements are not comparable to those of the Predecessor Company.

The effects of the POR and the application of fresh start accounting on our pre-confirmation consolidated balance sheet are as follows:

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

In thousands	Predecessor Company June 23, 2001	Debt Discharge		Fresh Start Adjustments		Discontinued Operations		Exit Financing		Successor Company June 23, 2001

ASSETS Current assets: Cash and cash equivalents	$49,889	$-		$-		$(62)	(g)	$-		$49,827
Restricted cash	-	-		-		-		26,468	(i)	26,468
Accounts receivable, net	220,400	-		-		(202)	(g)	-		220,198
Inventories	436,921	-		156,798	(b)	-		-		593,719
Other current assets	53,121	-		(34,145)	(f)	-		7,200	(i)	26,176
Total current assets	760,331	-		122,653		(264)		33,668		916,388

Assets of discontinued operations	8,892	-		-		(8,892)	(h)	-		-

Property, plant and equipment, net	165,149	-		93,257	(c)	-		-		258,406
Goodwill, net	310,074	-		(310,074)	(d)	-		-		-
Excess reorganization value and intangible assets	24,175	-		256,902	(d)	-		-		281,077
Other assets	45,830	-		(11,640)	(f)	-		11,207	(i)	45,397
Total assets	$1,314,451	$-		$151,098		$(9,156)		$44,875		$1,501,268

LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities: Short-term notes payable, including current portion of long-term debt	$79,784	$-		$-		$-		$(72,408)	(i)	$7,376
Debtor-in-possession financing	80,000	-		-		-		(80,000)	(i)	-
Trade accounts payable	65,639	-		-		-		-		65,639
Income taxes payable	71,190	-		1,420	(e)	-		-		72,610
Other accrued liabilities	221,440	-		8,533	(f)	-		(8,901)	(i)	221,072
Total current liabilities	518,053	-		9,953		-		(161,309)		366,697

Liabilities subject to settlement	-	118,992	(a)	-		-		(6,434)	(i)	112,558

Long term obligations	2,523	12,600	(a)	-		-		212,618	(i)	227,741

Other non-current liabilities	58,447	-		96,088	(f)	-		-		154,535

Liabilities subject to compromise	1,255,675	(1,255,675)	(a)	-		-		-		-

Liabilities of discontinued operations	265,509	-		-		(265,509)	(h)	-		-

Minority interest	7,839	-		-		-		-		7,839

Shareholders’ equity (deficit)	(793,595)	1,124,083		45,057		256,353		-		631,898
Total liabilities and shareholders’ equity (deficit)	$1,314,451	$-		$151,098		$(9,156)		$44,875		$1,501,268

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

Adjustments reflected in the Reorganized Condensed Consolidated Balance Sheet are as follows:

(a)	Liabilities subject to compromise have been adjusted to reflect the settlement of the claims for cash and/or the issuance of common shares in the reorganized company of approximately $1.3 billion, reinstatement of industrial revenue bonds of $12.6 million and the reclassification of $119.0 million of claims to be subsequently converted to Senior Notes.

(b)	Finished goods and work-in-progress inventories have been valued based on their estimated net selling prices less cost to complete, costs of disposal and reasonable profit allowance.

(c)	Property, plant and equipment have been adjusted to reflect the fair value of the assets based on independent appraisals.

(d)	The unamortized balance of goodwill of the Predecessor Company has been eliminated. The Successor Company has recorded excess of reorganization value over the fair value of the Company’s assets and liabilities in accordance with SFAS No. 141.

(e)	Income taxes payable have been adjusted to reflect our estimated future tax liability.

(f)	The assets and liabilities of our pension and post-retirement benefits have been adjusted to include the present values of future obligations.

(g)	Cash and accounts receivable were adjusted for certain non-Beloit subsidiaries that were liquidated pursuant to the POR.

(h)	The assets and liabilities of Beloit Corporation were eliminated and transferred to the liquidating trust pursuant to the POR.

(i)	The $212.6 million proceeds from the new credit facility were used as follows: $26.5 million was placed in escrow for the estimated amount of professional fees to be settled post-emergence as provided in the POR; $7.2 million was loaned to the Beloit Estate and recorded as a third party note receivable (100% provision for uncollectable amounts was recorded in the Predecessor Company June 23, 2001 balance sheet for this note); $11.2 million related to finance fees associated with the new credit facility which have been recorded in other assets and will be amortized over the life of the credit facility; $72.4 million was used to repay foreign debt facility; $80.0 million was used to pay the debtor-in-possession financing facility; $8.9 million was used to pay employee retention plans and interest on reinstated industrial revenue bonds; and the remaining $6.4 million was used to pay executory contract cure amounts and personal property tax escrow.

22.  Liabilities Subject to Compromise

As part of fresh start accounting, liabilities subject to compromise in the amount of $1,256 million were written off as the discharge of debt in the bankruptcy. These liabilities consisted of the following:

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

In thousands	Balance at June 23, 2001

Trade accounts payable	$138,085
Accrued interest expense, as of June 6, 1999	17,285
Accrued executive changes expense	8,518
Put obligation to preferred shareholders of subsidiary	5,457
8.9% Debentures, due 2022	75,000
8.7% Debentures, due 2022	75,000
7.25% Debentures, due 2025 (net of discount of $1,224 and $1,218)	148,776
6.875% Debentures, due 2027 (net of discount of $102 and $100)	149,898
Senior Notes, Series A through D, at interest rates of between 8.9% and 9.1%, due 1999 to 2006	69,546
Revolving credit facility	500,000
Industrial Revenue Bonds, at interest rates of between 5.9% and 8.8%, due 1999 to 2017	18,615
Notes payable	20,000
Other	12,495
APP letter of credit	17,000
$1,255,675

23.  Discontinued Operations

The Predecessor Company classified Beloit Corporation, our former pulp and paper making machinery subsidiary and its subsidiaries (“Beloit”) as a discontinued operation in our Consolidated Financial Statements as of October 31, 1999. Most of Beloit’s assets were sold pursuant to Bankruptcy Court approved procedures prior to the Effective Date. The Predecessor Company’s equity interest in Beloit was transferred to a liquidating trust on the Effective Date as provided in the POR.

The Predecessory Company recorded a gain from discontinued operations of $253.2 million for the 2001 Eight Months. This gain was primarily attributable to the write off of a negative investment in Beloit of approximately $1,063.4 million partially offset by the write off of Beloit receivables of approximately $809.7 million.

24.  Subsidiary Guarantors

The following tables present condensed consolidated financial information for Fiscal 2002, the 2001 Four Months, 2001 Eight Months and Fiscal 2000 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Subordinated Notes, which include substantially all of our domestic subsidiaries (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

Condensed Consolidated
Statement of Operations

In thousands	Fiscal 2002					Successor Company 2001 Four Months
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$799,560	$610,984	$(259,697)	$1,150,847	$-	$277,777	$198,474	$(68,536)	$407,715

Cost of sales	-	679,126	505,469	(230,305)	954,290	-	265,147	177,556	(61,036)	381,667
Product development, selling and admin- istrative expenses	14,717	148,417	49,687	-	212,821	5,081	59,040	15,887	-	80,008
Other (income) expense	-	(2,940)	1,819	-	(1,121)	(215)	(948)	(542)	-	(1,705)
Restructuring and other special (credits) charges	-	-	-	-	-	-	-	-	-	-
Operating income (loss)	(14,717)	(25,043)	54,009	(29,392)	(15,143)	(4,866)	(45,462)	5,573	(7,500)	(52,255)
Intercompany items	15,025	(7,425)	(38,500)	30,900	-	7,963	(7,438)	(8,633)	8,108	-
Interest income (expense), net	(28,115)	(948)	1,258	-	(27,805)	(9,834)	(346)	354	-	(9,826)
Income (loss) before reorganization items	(27,807)	(33,416)	16,767	1,508	(42,948)	(6,737)	(53,246)	(2,706)	608	(62,081)
Reorganization items	7,575	(345)	-	-	7,230	-	-	-	-	-
Income (loss) before income taxes and minority interest	(20,232)	(33,761)	16,767	1,508	(35,718)	(6,737)	(53,246)	(2,706)	608	(62,081)
(Provision) benefit for income taxes	29,166	(5,640)	(9,291)	-	14,235	(150)	(150)	(12,900)	-	(13,200)
Minority interest	-	(1,674)	-	-	(1,674)	-	(1,217)	-	-	(1,217)
Equity in income (loss) of subsidiaries	(32,091)	10,133	53,956	(31,998)	-	(69,611)	9,242	1,080	59,289	-
Income (loss) from continuing operations before extraordinary item	(23,157)	(30,942)	61,432	(30,490)	(23,157)	(76,498)	(45,371)	(14,526)	59,897	(76,498)
Extraordinary loss on debt extinguishment	(4,860)	-	-	-	(4,860)	-	-	-	-	-

Net Income (loss)	$(28,017)	$(30,942)	$61,432	$(30,490)	$(28,017)	$(76,498)	$(45,371)	$(14,526)	$59,897	$(76,498)

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

Condensed Consolidated
Statement of Operations

In thousands	Predecessor Company 2001 Eight Months					Fiscal 2000
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$507,118	$378,660	$(145,320)	$740,458	$-	$813,007	$509,876	$(199,742)	$1,123,141

Cost of sales	-	390,567	291,242	(125,772)	556,037	-	631,898	399,270	(172,638)	858,530
Product development, selling and admin- istrative expenses	8,607	94,711	38,466	-	141,784	14,797	142,180	51,956	-	208,933
Other (income) expense	468	(1,762)	33	-	(1,261)	2,250	(8,002)	(1,108)	-	(6,860)
Restructuring and other special (credits) charges	-	-	(58)	-	(58)	-	-	4,518	-	4,518
Operating income (loss)	(9,075)	23,602	48,977	(19,548)	43,956	(17,047)	46,931	55,240	(27,104)	58,020
Intercompany items	18,426	(25,857)	(13,131)	20,562	-	38,020	(50,580)	12,560	-	-
Interest income (expense), net	(7,932)	(15,654)	(4,054)	-	(27,640)	(14,589)	79	(9,451)	-	(23,961)
Income (loss) before reorganization items and fresh start accounting adjustments	1,419	(17,909)	31,792	1,014	16,316	6,384	(3,570)	58,349	(27,104)	34,059
Reorganization items	(36,434)	-	-	-	(36,434)	(52,673)	(8,799)	(3,916)	-	(65,388)
Fresh start accounting adjustments	45,057	-	-	-	45,057	-	-	-	-	-
Income (loss) before income taxes and minority interest	10,042	(17,909)	31,792	1,014	24,939	(46,289)	(12,369)	54,433	(27,104)	(31,329)
(Provision) benefit for income taxes	34,755	(600)	(7,400)	-	26,755	207,205	(194,061)	(10,144)	-	3,000
Minority interest	-	(1,062)	-	-	(1,062)	-	(1,224)	-	-	(1,224)
Equity in income (loss) of subsidiaries	(53,606)	26,226	2,683	24,697	-	99,508	17,192	-	(116,700)	-
Income (loss) from continuing operations before discontinued operations and extraordinary item	(8,809)	6,655	27,075	25,711	50,632	260,424	(190,462)	44,289	(143,804)	(29,553)
Income (loss) from discontinued operations	(3,170)	-	-	-	(3,170)	4,200	62,000	-	-	66,200
Gain (loss) on disposal of discontinued operations	315,794	(57,277)	(2,164)	-	256,353	-	227,977	-	-	227,977
Extraordinary gain on debt discharge	1,124,083	-	-	-	1,124,083	-	-	-	-	-

Net Income (loss)	$1,427,898	$(50,622)	$24,911	$25,711	$1,427,898	$264,624	$99,515	$44,289	$(143,804)	$264,624

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

Condensed Consolidated
Successor Company Balance Sheet
November 2, 2002

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS Current assets: Cash and cash equivalents	$33,803	$868	$36,235	$-	$70,906
Restricted cash	253	-	-	-	253
Intercompany receivables, net	86,920	1,362,970	115,044	(1,564,934)	-
Accounts receivable, net	-	80,582	97,590	(6,638)	171,534
Inventories	-	275,267	172,577	(29,287)	418,557
Other current assets	23,090	4,689	11,326	(248)	38,857
Total current assets	144,066	1,724,376	432,772	(1,601,107)	700,107

Property, plant and equipment, net	622	165,899	66,653	-	233,174
Intangible assets, net	-	190,541	-	-	190,541
Investment in affiliates	1,025,364	597,511	15,485	(1,638,296)	64
Deferred income taxes	64,890	-	-	-	64,890
Other assets	18,378	6,198	43,987	-	68,563
Total assets	$1,253,320	$2,684,525	$558,897	$(3,239,403)	$1,257,339

LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities: Short-term notes payable, including current portion of long-term debt	$-	$768	$2,264	$-	$3,032
Intercompany payables, net	347,485	820,190	388,394	(1,556,069)	-
Trade accounts payable	167	35,480	37,845	-	73,492
Income taxes payable	6,495	2,592	23,015	-	32,102
Other accrued liabilities	48,679	94,026	86,623	(20,549)	208,779
Total current liabilities	402,826	953,056	538,141	(1,576,618)	317,405

Long-term obligations	200,000	13,268	1,817	-	215,085

Other non-current liabilities	299,878	58,158	4,967	-	363,003

Minority interest	-	11,230	-	-	11,230

Shareholders’ equity	350,616	1,648,813	13,972	(1,662,785)	350,616

Total liabilities and shareholders’ equity	$1,253,320	$2,684,525	$558,897	$(3,239,403)	$1,257,339

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

Condensed Consolidated
Successor Company Balance Sheet
October 31, 2001

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS Current assets: Cash and cash equivalents	$8,531	$(3,107)	$34,228	$-	$39,652
Restricted cash	19,413	-	-	-	19,413
Intercompany receivables, net	296,735	1,341,020	304,779	(1,942,534)	-
Accounts receivable, net	-	107,351	109,581	(7,477)	209,455
Inventories	-	353,477	180,381	(20,004)	513,854
Prepaid income taxes	(3,517)	-	3,517	-	-
Other current assets	4,466	5,515	6,017	227	16,225
Total current assets	325,628	1,804,256	638,503	(1,969,788)	798,599

Property, plant and equipment, net	887	184,345	66,684	-	251,916
Intangible assets, net	-	251,797	(8,202)	-	243,595
Excess reorganization value	11,246	11,301	-	-	22,547
Investment in affiliates	1,044,674	765,013	19,302	(1,828,925)	64
Other assets	12,967	18,429	23,597	-	54,993
Total assets	$1,395,402	$3,035,141	$739,884	$(3,798,713)	$1,371,714

LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities: Short-term notes payable, including current portion of long-term debt	$-	$811	$922	$-	$1,733
Intercompany payables, net	370,778	1,396,767	408,951	(2,176,496)	-
Trade accounts payable	423	36,012	39,172	-	75,607
Income taxes payable	46,385	2,234	32,189	-	80,808
Other accrued liabilities	48,972	93,994	66,629	(12,457)	197,138
Total current liabilities	466,558	1,529,818	547,863	(2,188,953)	355,286

Long-term obligations	272,766	13,433	2,004	-	288,203

Other non-current liabilities	172,371	58,698	4,955	-	236,024

Minority interest	-	20,540	-	(12,046)	8,494

Shareholders’ equity	483,707	1,412,652	185,062	(1,597,714)	483,707

Total liabilities and shareholders’ equity	$1,395,402	$3,035,141	$739,884	$(3,798,713)	$1,371,714

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

Condensed Consolidated
Statement of Cash Flows

In thousands	Fiscal 2002				Successor Company 2001 Four Months
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by continuing operations	$111,400	$7,553	$8,588	$127,541	$54,454	$(5,624)	$13,773	$62,603
Investment Activities: Property, plant and equipment acquired	-	(10,884)	(8,203)	(19,087)	(6)	(5,057)	(4,525)	(9,588)
Proceeds from property, plant and equipment	36	2,414	726	3,176	22	1,871	594	2,487
Other, net	588	5,100	(1,422)	4,266	(179)	39	(5,865)	(6,005)
Net cash provided by investment Activities	624	(3,370)	(8,899)	(11,645)	(163)	(3,147)	(9,796)	(13,106)
Financing Activities: Issuance of 8.75% Senior Subordinated Notes	200,000	-	-	200,000	-	-	-	-
Redemption of 10.75% Senior Notes	(113,686)	-	-	(113,686)	-	-	-	-
Payment of Term Note	(100,000)	-	-	(100,000)	-	-	-	-
Increase (decrease) in short-term notes payable, net	-	-	1,865	1,865	-	-	(7,175)	(7,175)
Repayment of borrowings under Credit Agreement	(63,930)	-	-	(63,930)	(48,688)	-	-	(48,688)
Financing fees	(9,136)	-	-	(9,136)	(2,580)	-	-	(2,580)
Issuance (repayment) of long-term obligations	-	(208)	(606)	(814)	-	(10)	583	573
Net cash (used) provided by financing activities	(86,752)	(208)	1,259	(85,701)	(51,268)	(10)	(6,592)	(57,870)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	1,059	1,059	-	-	(1,802)	(1,802)
Increase (Decrease) in Cash and Cash Equivalents	25,272	3,975	2,007	31,254	3,023	(8,781)	(4,417)	(10,175)
Cash and Cash Equivalents at Beginning of Period	8,531	(3,107)	34,228	39,652	5,508	5,674	38,645	49,827
Cash and Cash Equivalents at End of Period	$33,803	$868	$36,235	$70,906	$8,531	$(3,107)	$34,228	$39,652

Joy Global Inc.
Notes to Consolidated Financial Statements
November 2, 2002

Condensed Consolidated
Statement of Cash Flows

In thousands	Predecessor Company 2001 Eight Months				Fiscal 2000
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by continuing operations	$(114,066)	$18,979	$(9,177)	$(104,264)	$127,997	$(143,944)	$52,645	$36,698
Investment and Other Transactions: Property, plant and equipment acquired	(779)	(9,218)	(2,673)	(12,670)	-	(24,791)	(7,619)	(32,410)
Proceeds from property, plant and equipment	25	1,812	608	2,445	1,600	9,827	11,359	22,786
Other, net	3,919	9,757	(27)	13,649	7,997	2,529	11,180	21,706
Net cash provided by investment and other transactions	3,165	2,351	(2,092)	3,424	9,597	(12,435)	14,920	12,082
Financing Activities: Borrowings under Credit Agreement	212,618	-	-	212,618	-	-	-	-
Increase (decrease) in short-term notes payable, net	(72,408)	-	1,327	(71,081)	-	-	3,345	3,345
Credit Agreement financing fees	(11,207)	-	-	(11,207)	-	-	-	-
Borrowings under debtor in possession facility	55,000	-	-	55,000	115,000	-	-	115,000
Debtor in possession financing fees	(313)	-	-	(313)	(2,563)	-	-	(2,563)
Repayment of borrowings under debtor in possession facility	(90,000)	-	-	(90,000)	(252,000)	-	-	(252,000)
Issuance of long-term obligations	-	-	2,066	2,066	-	2,043	-	2,043
Payments on long-term obligations	-	(492)	(3,635)	(4,127)	-	(11)	(47,554)	(47,565)
Net cash (used) provided by financing activities	93,690	(492)	(242)	92,956	(139,563)	2,032	(44,209)	(181,740)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	(726)	(726)	-	-	(3,952)	(3,952)
Cash (Used) Provided by Discontinued Operations	(3,971)	(9,715)	-	(13,686)	4,200	143,182	4,200	151,582
Increase (Decrease) in Cash and Cash Equivalents	(21,182)	11,123	(12,237)	(22,296)	2,231	(11,165)	23,604	14,670
Cash and Cash Equivalents at Beginning of Period	26,690	(5,449)	50,882	72,123	24,459	5,716	27,278	57,453
Cash and Cash Equivalents at End of Period	$5,508	$5,674	$38,645	$49,827	$26,690	$(5,449)	$50,882	$72,123

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on the 20th day of December, 2002.

JOY GLOBAL INC.
(Registrant)

/s/ JOHN NILS HANSON
John Nils Hanson
Chairman, President
And Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 20, 2002.

Signature	Title

/s/ JOHN NILS HANSON John Nils Hanson	Chairman, President and Chief Executive Officer

/s/ DONALD C. ROOF Donald C. Roof	Executive Vice President, Chief Financial Officer and Treasurer

/s/ MICHAEL S. OLSEN Michael S. Olsen	Vice President, Controller and Chief Accounting Officer

(1) Stephen L. Gerard	Director

(1) Ken C. Johnsen	Director

(1) James R. Klauser	Director

(1) Richard B. Loynd	Director

(1) P. Eric Siegert	Director

(1) James H. Tate	Director

(1)	John Nils Hanson, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named Directors of Joy Global Inc. pursuant to powers of attorney executed by each of such Directors and filed with the Securities and Exchange Commission as an exhibit to this report.

December 20, 2002

By: /s/ JOHN NILS HANSON John Nils Hanson, Attorney-in-fact

CERTIFICATIONS

I, John Nils Hanson, certify that:

1.	I have reviewed this annual report on Form 10-K of Joy Global Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

John Nils Hanson
Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Donald C. Roof, certify that:

1.	I have reviewed this annual report on Form 10-K of Joy Global Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

Donald C. Roof
Executive Vice President, Chief Financial Officer and Treasurer

Report of Independent Accountants On
Financial Statement Schedule

To the Board of Directors
of Joy Global Inc.

Our audits of the consolidated financial statements referred to in our report dated January 14, 2002 appearing in this Annual Report on Form 10-K of Joy Global Inc. (the "Company") also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K as of October 31, 2001. As noted in our report, the Company emerged from Chapter 11 Bankruptcy protection on July 12, 2001, pursuant to a Plan of Reorganization confirmed by the Bankruptcy Court by order dated May 29, 2001. The Financial Statements have been prepared in conformity with fresh start accounting effective June 23, 2001 and, accordingly, the values of the Company's assets, liabilities and capital structure are not comparable with any prior periods. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein as of October 31, 2001 when read in conjunction with the related consolidated financial statements. We have not audited the consolidated financial statements and financial statement schedules of Joy Global Inc. for any period subsequent to October 31, 2001.

/s/PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
January 14, 2002

JOY GLOBAL INC.
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Classification	Balance at Beginning of Period	Additions Charged to Expense	Deductions	(1)	Currency Translation Effects	Discontinued Operations	Balance at End of Year
Allowance Deducted in Balance Sheet From Accounts Receivable:

Fiscal 2002	$7,837	$611	$(976)		$182	$-	$7,654

For the Successor Company 2001 Four Months	$11,053	$(1,031)	$(2,118)		$(67)	$-	$7,837

For the Predecessor Company 2001 Eight Months	$8,131	$3,649	$(645)		$(82)	$-	$11,053

Fiscal 2000	$11,720	$(763)	$(2,310)		$(516)	$-	$8,131

(1) Represents write-off of bad debts, net of recoveries.

Allowance Deducted in Balance Sheet from Deferred Tax Assets:
		Balance at Beginning of Year	Additions Charged to Comprehensive Loss		Allocated to Intangibles	Reclass to L-T Deferred Tax Liabilities	Reclass to L-T Deferred Tax Assets	Balance at End of Year
For the year ended November 2, 2002		$426,956	$48,266		$(25,963)	$-	$(49,791)	$399,468
For the year ended October 31, 2001		$483,860	$(204)		$-	$(56,700)	$-	$426,956
For the year ended October 31, 2000		$387,321	$96,539		$-	$-	$-	$483,860

EXHIBIT 21

JOY GLOBAL INC.

Subsidiaries as of November 2, 2002

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

Jurisdiction

Joy Technologies Inc. (d.b.a. Joy Mining Machinery)	Delaware
Joy Global (South Africa) (Proprietary) Ltd.	South Africa
HCHC UK Holdings, Inc.	Delaware
Joy Global ULC (1)	United Kingdom
Joy Global Ventures Ltd.	United Kingdom
Joy Global Industries Ltd.	United Kingdom
Joy Mining Machinery Ltd.	United Kingdom
Joy Manufacturing Company Pty. Ltd.	Australia
Cram Australia Pty. Ltd.	Australia
JTI UK Holdings, Inc.	Delaware
Harnischfeger Corporation (d.b.a. P&H Mining Equipment)	Delaware
Harnischfeger Corporation of Canada Ltd.	Canada
HCHC, Inc.	Delaware
Harnischfeger de Chile Ltda. (2)	Chile
Comercial Otero S.A. (3)	Chile
Harnischfeger of Australia Pty. Ltd. (4)	Australia
Harnischfeger do Brasil Comercio e Industria Ltda. (5)	Brazil
The Horsburgh & Scott Company	Ohio
American Alloy Corporation	Ohio

_______________________________________________

(1)	HCHC UK Holdings, Inc. owns 85% and JTI UK Holdings, Inc. owns 15% of the voting securities of Harnischfeger ULC.
(2)	HCHC, Inc. owns 90% and Harnischfeger Corporation owns 10% of the voting securities of Harnischfeger de Chile Ltda.
(3)	Harnischfeger de Chile Ltda. owns 99.999% and Harnischfeger Corporation owns .001% of the voting securities of Comercial Otero S.A.
(4)	HCHC, Inc. owns 75% of the voting securities of Harnischfeger of Australia Pty. Ltd.
(5)	HCHC, Inc. owns 99.999% and Harnischfeger Corporation owns .001% of Harnischfeger do Brasil Comercio e Industria Ltda.

EXHIBIT 23.1

JOY GLOBAL INC.

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-71024) pertaining to the Joy Global Inc. 2001 Stock Incentive Plan of our report dated December 17, 2002, with respect to the consolidated financial statements of Joy Global Inc. included in the Annual Report (Form 10-K) for the year ended November 2, 2002.

Our audit also included the financial statement schedule of Joy Global Inc. listed in Item 15(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule referred to above, when considered in relation to the 2002 financial statements taken as a whole, presents fairly in all material respects the information as of and for the year ending November 2, 2002 set forth therein.

Ernst & Young, LLP

Milwaukee, Wisconsin
December 20, 2002

EXHIBIT 23.2

JOY GLOBAL INC.

Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-71024) of Joy Global Inc. of our report dated January 14, 2002, relating to the financial statements and financial statement schedules of Joy Global Inc., which appears in this Annual Report on Form 10-K. We have not audited the consolidated financial statements of Joy Global Inc. for any period subsequent to October 31, 2001.

/s/PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
December 20, 2002