Form 10-Q
period 2003-02-01
JOY GLOBAL INC
filed 2003-02-28
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED        February 1, 2003

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
THE PRECEDING FIVE YEARS.

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.         Yes [ X ]          No [     ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).           Yes [ X ]           No [     ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value	Outstanding at February 28, 2003 47,861,097 shares

JOY GLOBAL INC.

FORM 10-Q -- INDEX
February 1, 2003

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended
	February 1,	February 2,
	2003	2002
Net sales	$239,161	$286,371
Costs and expenses:
Cost of sales	186,036	270,281
Product development, selling
and administrative expenses	55,596	60,982
Restructuring charges	1,177	-
Other income	(366)	(212)
Operating loss	(3,282)	(44,680)
Interest expense, net	(5,945)	(7,490)
Loss before reorganization items	(9,227)	(52,170)
Reorganization items	-	(4,963)
Loss before benefit for income
taxes and minority interest	(9,227)	(47,207)
Benefit for income taxes	3,700	18,450
Minority interest	-	(378)
Net loss	$(5,527)	$(29,135)
Basic and diluted loss per share (Note 5)	$(0.11)	$(0.58)
Average common shares
(for per share purposes)	50,228	50,000

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	February 1, 2003	November 2, 2002
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$98,485	$70,906
Accounts receivable, net	162,879	171,534
Inventories	427,309	418,557
Other current assets	39,760	39,110
Total current assets	728,433	700,107

Property, plant and equipment, net	227,267	233,174
Intangible assets, net	188,543	190,541
Other assets	130,991	133,517
Total assets	$1,275,234	$1,257,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term debt	$3,540	$3,032
Trade accounts payable	70,150	73,492
Income taxes payable	26,103	32,102
Other accrued liabilities	238,457	208,779
Total current liabilities	338,250	317,405

Long-term debt	215,017	215,085

Other non-current liabilities	367,648	363,003

Minority interest	-	11,230

Shareholders’ equity	354,319	350,616

Total liabilities and shareholders’ equity	$1,275,234	$1,257,339

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)
(In thousands)

	Three Months Ended
	February 1,	February 2,
	2003	2002
Net cash provided (used) by operations	$22,432	$(1,797)
Investing activities:
Property, plant and equipment acquired	(2,708)	(3,328)
Proceeds from sale of property, plant and equipment	947	351
Other, net	3,565	(3,276)
Net cash provided (used) by investing activities	1,804	(6,253)
Financing activities:
Borrowings under Credit Agreement	-	18,070
Credit Agreement financing fees	(250)	(966)
Net issuance (payments) of long-term obligations	74	(1,097)
Increase (decrease) in short-term notes payable, net	(13)	1,341
Net cash provided (used) by financing activities	(189)	17,348
Effect of Exchange Rate Changes on Cash and
Cash Equivalents	3,532	(2,083)
Increase in Cash and Cash Equivalents	27,579	7,215
Cash and Cash Equivalents at Beginning of Period	70,906	39,652
Cash and Cash Equivalents at End of Period	$98,485	$46,867

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
February 1, 2003
(Unaudited)

1. Description of Business

Joy Global Inc. (the “Company” or “we,” “us” and “our”) manufactures and markets products classified into two business segments: underground mining machinery (Joy Mining Machinery or “Joy”) and surface mining equipment (P&H Mining Equipment or “P&H”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining.

2. Basis of Presentation

The Condensed Consolidated Financial Statements presented in this quarterly report on Form 10-Q are unaudited and have been prepared by us in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of management, all adjustments necessary for the fair presentation on a going concern basis of the results of operations, cash flows and financial position for all periods presented have been made. All adjustments made are of a normal recurring nature except for those relating to fresh start accounting which are more fully discussed in these notes.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended November 2, 2002. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of the financial statements in conformity with generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

3. Acquisitions

Effective November 4, 2002, the Company signed an agreement for the acquisition of the 25% interest in our Australian surface mining equipment subsidiary owned by Kobelco Construction Machinery Co. Limited for a cash payment of approximately $12.4 million to be made on or before March 20, 2003. As a result our ownership increased to 100% and we removed minority interest from our Condensed Consolidated Financial Statements.

4. Borrowings and Credit Facilities

On June 25, 2002, we entered into an amended and restated Credit Agreement (“Credit Agreement”) which consists of a $250 million revolving loan maturing on October 31, 2005. Substantially all of our assets and our domestic subsidiaries’ assets are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (3.25% to 2.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) plus the applicable margin (2.25% to 1.25%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving loan. The Credit Agreement was amended as of October 31, 2002, to, among other things, lower financial covenants for the quarter ended November 2, 2002 and for each quarter in fiscal 2003. At February 1, 2003, we were in compliance with these financial covenants. Earlier in 2002 we issued $200 million in 8.75% Senior Subordinated Notes due March 15, 2012.

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

At February 1, 2003, there were no outstanding borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $250 million credit limit, totaled approximately $57.8 million. The available balance is also limited by a borrowing base calculation. At February 1, 2003, there was approximately $102.3 million available for borrowings under the Credit Agreement.

5. Shareholders’ Equity

We have 150,000,000 shares of authorized common stock, par value $1.00 per share, 50,000,000 of which will ultimately be distributed in connection with our July 12, 2001 (“Effective Date”) emergence from bankruptcy and are deemed outstanding for accounting purposes at the Effective Date. Under our Plan of Reorganization (“POR”), the 50,000,000 shares are being distributed at approximately six month intervals to holders of allowed claims in the bankruptcy case as the remaining open claims are resolved. On January 31, 2003, we released our fourth distribution under the POR amounting to 1,505,777 shares of common stock, bringing total distributions to date under the POR to 47,632,702 shares. The fourth distribution was based on approximately $1.26 billion of “current adjusted claims” and, when combined with the prior distributions, equated one share of Joy Global Inc. common stock for each $25.13 of allowed claim. As of February 1, 2003, 2,367,298 shares are designated for future distribution under the POR and held in a disputed claims equity reserve pending resolution of certain remaining claims against the Predecessor Company.

Our Stock Incentive Plan authorizes the grant of up to 8,056,000 stock options, performance units and other stock-based awards to officers, employees and directors. As of February 1, 2003, stock option grants aggregating approximately 4.6 million shares had been made to approximately 270 individuals. Options to purchase 15,000 shares have also been granted to each of our six outside directors.

The 2001 and 2002 Performance Unit Award Programs under our Stock Incentive Plan provide long-term incentive compensation opportunities to certain senior executives. Up to approximately 742,000 shares of Common Stock may be earned by the senior executives under the 2001 and 2002 Performance Unit Award Programs if, at the end of a three and one quarter year award cycle, for the 2001 Performance Unit Awards, or at the end of a three year award cycle, for the 2002 Performance Unit Awards, cumulative net cash flow exceeds certain threshold amounts. Each performance unit represents the right to earn one share of Common Stock. Awards can range from 0% to 150% of the target award opportunities. Awards are accelerated based on the greater of actual performance or target award in the event of a change in control. As of February 1, 2003, no performance units had been earned nor expense recognized.

Separate Statements of Shareholders’ Equity are not required to be presented for interim periods. However, comprehensive loss consisted of the following:

	2003	2002
	First	First
In thousands	Quarter	Quarter
Net loss	$(5,527)	$(29,135)
Comprehensive income (loss):
Translation adjustment	7,959	(3,891)
Derivative fair value adjustment	1,271	(20)
Total comprehensive income (loss)	$3,703	$(33,046)

Options to purchase approximately 4.6 million shares of common stock that were outstanding at February 1, 2003 are not included in the computation of diluted earnings per share because the additional shares would reduce the loss per share amount from operations and, therefore, would be anti-dilutive.

As of February 1, 2003, our stock-based employee compensation plan was accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In compliance with APB Opinion No. 25, no stock-based employee compensation cost is reflected in net income. The following table illustrates the effect on net income and loss per share if we had applied the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	2003	2002
	First	First
In thousands except per share data	Quarter	Quarter
Net loss, as reported	$(5,527)	$(29,135)
Deduct:
Compensation expense determined
under SFAS No. 123, net of related taxes	(2,191)	(1,393)
Pro forma net loss	$(7,718)	$(30,528)
Loss per share
Basic and Diluted-as reported	$(0.11)	$(0.58)
Basic and Diluted-pro forma	$(0.15)	$(0.61)

6. Contingent Liabilities:

The Company or its subsidiaries are parties to litigation matters and claims that are normal in the course of their operations. Also, as a normal part of their operations, the Company’s subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolution may affect the results of operations on a quarter-to-quarter basis, management believes that such matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

With reference to specific contingent liabilities discussed in our annual report on Form 10-K for the year ended November 2, 2002, the order and final judgement approving the settlement of the class action captioned in re: Harnischfeger Industries, Inc. Securities Litigation, filed in the United States District Court for the Eastern District of Wisconsin on June 5, 1998, has become final. The settlement is to be paid out of available insurance.

On February 27, 2003, Joy Mining Machinery Limited ("Joy MM"), a subsidiary of the Company located in the United Kingdom, commenced an arbitration in the International Centre for the Settlement of Investment Disputes against The General Organization for Industrial and Mining Projects ("IMC"), an agency of the government of Egypt, to resolve certain disputes arising under an agreement entered into in 1998 between Joy MM and IMC relating to underground mining equipment for the Abu Tartur project in Egypt. In late 2002 IMC commenced legal proceedings against Joy MM in Egyptian civil court to appoint an expert to determine the status of the equipment and related damages. This Egyptian legal proceeding was started to support what Joy MM believes to be IMC’s wrongful refusal to permit Joy MM to complete the commissioning of the equipment. IMC may seek wrongfully to draw on approximately $15 million in bank guarantees established for the benefit of IMC in connection with the agreement.

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

7. Inventories

Consolidated inventories consisted of the following:

	February 1,	November 2,
In thousands	2003	2002
Finished goods	$246,468	$238,413
Work in process and purchased parts	147,770	157,896
Raw materials	33,071	22,248
	$427,309	$418,557

8. Warranties

We provide for the estimated costs that may be incurred to remedy deficiencies of quality or performance in our products. These product warranties extend over either a specified period of time, units of production or machine hours depending upon the product subject to the warranty. We accrue a provision for estimated future warranty costs based upon the historical relationship of warranty costs to sales. Warrranty reserve is included in other accrued liabilities in the Condensed Consolidated Balance Sheet. We periodically review the adequacy of the accrual for product warranties and adjust the warranty percentage and accrued warranty reserve for actual experience as necessary.

The following table reconciles the changes in the Company's product warranty reserve as of and for the three months ended February 1, 2003:

In thousands
Balance at November 2, 2002	$33,904
Accrual for warranty expensed during the three
month period ended February 1, 2003	2,489
Settlements made during the period	(3,506)
Foreign currency translation adjustment	790
Balance at February 1, 2003	$33,677

9. Restructuring Charges

During the 2003 First Quarter, we began the implementation of a manufacturing capacity rationalization at our P&H Mining Equipment Milwaukee location. A reduction of factory space by 350,000 square feet at P&H Mining Equipment will result in a facility that is more efficient yet still capable of producing the entire world’s needs for the P&H range of surface mining products. The rationalizations will take most of fiscal 2003 to complete, and are expected to result in first year savings greater than the cash costs to implement. The expected costs for the P&H manufacturing capacity rationalization are estimated at $2.1 million. As of February 1, 2003, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets," $1.2 million of restructuring charges had been incurred for property, plant and equipment determined to be either held for sale or disposed of other than by sale. No restructuring charges were incurred during the 2003 First Quarter for rationalization of Joy Mining Machinery facilities.

10. Reorganization Items

Reorganization items include income, expense and loss that were realized or incurred as a result of our reorganization under Chapter 11 of the Bankruptcy Code. No reorganization items were recorded in the 2003 First Quarter. At February 2, 2002, the $5.0 million reorganization item represented the collection of a fully reserved note from Beloit Corporation.

11. Segment Information

At February 1, 2003, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income or expense and provision (benefit) for income taxes. There are no significant intersegment sales. Total operations assets are those used in our operations in each segment. Corporate assets consist primarily of deferred financing costs, cash and cash equivalents and deferred income taxes.

In thousands	Net Sales	Operating Income (Loss)	Total Assets
		(1)
2003 First Quarter Underground Mining Machinery	$130,485	$(35)	$634,968
Surface Mining Equipment	108,676	1,065	490,365
Total operations	239,161	1,030	1,125,333
Corporate	-	(4,312)	149,901
Consolidated Total	$239,161	$(3,282)	$1,275,234

2002 First Quarter Underground Mining Machinery	$197,518	$(20,619)	$678,468
Surface Mining Equipment	88,853	(19,532)	553,936
Total operations	286,371	(40,151)	1,232,404
Corporate	-	(4,529)	98,039
Consolidated Total	$286,371	$(44,680)	$1,330,443

(1) - Includes fresh start accounting charges of $3.0 million and $37.4 million for Underground Mining Machinery and $3.2 million and $21.3 million for Surface Mining Equipment for the 2003 First Quarter and 2002 First Quarter, respectively.

12. Fresh Start Accounting

Upon emergence from bankruptcy, we adopted the principles of fresh start accounting set forth in the American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” As a result of the application of fresh start accounting at June 23, 2001, our post-emergence financial statements are not comparable to our pre-emergence financial statements.

13. Subsidiary Guarantors

The following tables present condensed consolidated financial information for the 2003 First Quarter and 2002 First Quarter for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Subordinated Notes, which include substantially all the domestic subsidiaries of the Company (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of the foreign subsidiaries of the Company (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidated
Statement of Operations
(Unaudited)
(In thousands)

	2003 First Quarter					2002 First Quarter
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated	Parent Company	Subsidiary Guarantors		Non-Guarantor Subsidiaries		Eliminations		Consolidated
Net sales	$-	$143,737	$139,811	$(44,387)	$239,161	$-		$208,745		$143,363		$(65,737)		$286,371

Cost of sales	-	113,989	110,374	(38,327)	186,036	-	202,207		122,673		(54,599)		270,281
Product development, selling and administrative expenses	3,540	36,098	15,958	-	55,596	3,799		44,633		12,550		-		60,982
Restructuring charges	-	1,177	-	-	1,177	-		-		-		-		-
Other (income) expense	(21)	(391)	46	-	(366)	(21)		(153)		(38)		-		(212)
Operating income (loss)	(3,519)	(7,136)	13,433	(6,060)	(3,282)	(3,778)		(37,942)		8,178		(11,138)		(44,680)

Intercompany items	6,439	(3,899)	(9,436)	6,896	-	6,081		(10,821)		(5,131)		9,871		-
Interest income (expense), net	(5,952)	(306)	313	-	(5,945)	(7,410)		(266)		186		-		(7,490)
Income (loss) before reorganization items	(3,032)	(11,341)	4,310	836	(9,227)	(5,107)		(49,029)		3,233		(1,267)		(52,170)

Reorganization items	-	-	-	-	-	(4,963)		-		-		-		(4,963)
Income (loss) before income taxes and minority interest	(3,032)	(11,341)	4,310	836	(9,227)	(144)		(49,029)		3,233		(1,267)		(47,207)

(Provision) benefit for income taxes	2,274	2,921	(1,495)	-	3,700	23,623		(1,029)		(4,144)		>-		18,450
Minority interest	-	-	-	-	-	-		(378)		-		-		(378)
Equity in income (loss) of subsidiaries	(4,769)	8,780	877	(4,888)	-	(52,614)		9,030		1,004		42,580		-
Net income (loss)	$(5,527)	$360	$3,692	$(4,052)	$(5,527)	$(29,135)		$(41,406)		$93		$41,313		$(29,135)

Condensed Consolidated
Balance Sheet
February 1, 2003
(Unaudited)
(In thousands)

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS Current assets: Cash and cash equivalents	$45,598	$(1,938)	$54,825	$-	$98,485
Intercompany receivables, net	97,502	1,370,316	124,948	(1,592,766)	-
Accounts receivable, net	-	75,524	90,395	(3,040)	162,879
Inventories	-	278,495	180,923	(32,109)	427,309
Other current assets	16,530	9,258	14,129	(157)	39,760
Total current assets	159,630	1,731,655	465,220	(1,628,072)	728,433

Property, plant and equipment, net	578	158,797	67,892	-	227,267
Intangible assets, net	1,282	187,261	-	-	188,543
Investment in affiliates	1,031,708	638,551	16,362	(1,686,621)	-
Other assets	81,609	5,609	43,773	-	130,991
Total assets	$1,274,807	$2,721,873	$593,247	$(3,314,693)	$1,275,234

LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities: Short-term notes payable, including current portion of long-term debt	$-	$1,196	$2,344	$-	$3,540
Intercompany payables, net	359,420	847,860	392,460	(1,599,740)	-
Trade accounts payable	8	31,698	38,444	-	70,150
Income taxes payable	3,637	2,662	19,804	-	26,103
Other accrued liabilities	53,700	113,156	91,051	(19,450)	238,457
Total current liabilities	416,765	996,572	544,103	(1,619,190)	338,250

Long-term debt	200,000	12,941	2,076	-	215,017

Other non-current liabilities	303,723	58,583	5,342	-	367,648

Shareholders’ equity	354,319	1,653,777	41,726	(1,695,503)	354,319

Total liabilities and shareholders’ equity	$1,274,807	$2,721,873	$593,247	$(3,314,693)	$1,275,234

Condensed Consolidated
Balance Sheet
November 2, 2002
(In thousands)

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS Current assets: Cash and cash equivalents	$33,803	$868	$36,235	$-	$70,906
Intercompany receivables, net	86,920	1,362,970	115,044	(1,564,934)	-
Accounts receivable, net	-	80,582	97,590	(6,638)	171,534
Inventories	-	275,267	172,577	(29,287)	418,557
Other current assets	23,343	4,689	11,326	(248)	39,110
Total current assets	144,066	1,724,376	432,772	(1,601,107)	700,107

Property, plant and equipment, net	622	165,899	66,653	-	233,174
Intangible assets, net	-	190,541	-	-	190,541
Investment in affiliates	1,025,364	597,447	15,485	(1,638,296)	-
Other assets	83,268	6,262	43,987	-	133,517
Total assets	$1,253,320	$2,684,525	$558,897	$(3,239,403)	$1,257,339

LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities: Short-term notes payable, including current portion of long-term debt	$-	$768	$2,264	$-	$3,032
Intercompany payables, net	347,485	820,190	388,394	(1,556,069)	-
Trade accounts payable	167	35,480	37,845	-	73,492
Income taxes payable	6,495	2,592	23,015	-	32,102
Other accrued liabilities	48,679	94,026	86,623	(20,549)	208,779
Total current liabilities	402,826	953,056	538,141	(1,576,618)	317,405

Long-term debt	200,000	13,268	1,817	-	215,085

Other non-current liabilities	299,878	58,158	4,967	-	363,003

Minority interest	-	11,230	-	-	11,230

Shareholders’ equity	350,616	1,648,813	13,972	(1,662,785)	350,616

Total liabilities and shareholders’ equity	$1,253,320	$2,684,525	$558,897	$(3,239,403)	$1,257,339

Condensed Consolidated
Statement of Cash Flow
(Unaudited)
(In thousands)

	2003 First Quarter				2002 First Quarter
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operations	$8,545	$(2,335)	$16,222	$22,432	$(5,792)	$2,151	$1,844	$(1,797)

Investing activities: Property, plant and equipment acquired	-	(1,218)	(1,490)	(2,708)	-	(2,331)	(997)	(3,328)
Proceeds from sale of property, plant and equipment	-	602	345	947	-	208	143	351
Other, net	3,500	44	21	3,565	(11)	(58)	(3,207)	(3,276)
Net cash provided (used) by investing activities:	3,500	(572)	(1,124)	1,804	(11)	(2,181)	(4,061)	(6,253)
Financing activities: Borrowings under Credit Agreement	-	-	-	-	18,070	-	-	18,070
Credit Agreement financing fees	(250)	-	-	(250)	(966)	-	-	(966)
Net issuance (payments) of long-term obligations	-	94	(20)	74	-	(191)	(906)	(1,097)
Increase (decrease) in short-term notes payable, net	-	7	(20)	(13)	-	-	1,341	1,341
Net cash provided (used) by financing activities	(250)	101	(40)	(189)	17,104	(191)	435	17,348

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	3,532	3,532	-	-	(2,083)	(2,083)
Increase (Decrease) in Cash and Cash Equivalents	11,795	(2,806)	18,590	27,579	11,301	(221)	(3,865)	7,215
Cash and Cash Equivalents at Beginning of Period	33,803	868	36,235	70,906	8,531	(3,107)	34,228	39,652
Cash and Cash Equivalents at End of Period	$45,598	$(1,938)	$54,825	$98,485	$19,832	$(3,328)	$30,363	$46,867

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described in Item 5 - Other Information - Forward-Looking Statements and Cautionary Factors in Part II of this report. References to the “Company,” “we,” “us,” and “our” refer to Joy Global Inc.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements.

2003 First Quarter as compared to 2002 First Quarter

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Operations:

	2003	2002
	First	First
Net Sales (In thousands)	Quarter	Quarter
Underground Mining Machinery	$130,485	$197,518
Surface Mining Equipment	108,676	88,853
	$239,161	$286,371

Total net sales for the 2003 First Quarter were 16% less than total net sales in the 2002 First Quarter.

Net sales for underground mining machinery for the 2003 First Quarter were $67.0 million lower than net sales in the 2002 First Quarter. Both new machine sales and sales of aftermarket products and services decreased. The decrease in new machine sales was primarily due to lower sales activity for continuous miners and roof supports in the United States and lower sales of roof supports in markets served by the United Kingdom. There were higher shipments of continuous miners into Australia in the 2003 First Quarter than the 2002 First Quarter due to the introduction of a model designed for the specific requirements of Australia that has been well received. Lower aftermarket product and service sales compared to a year ago reflect the softness in the coal market in the current year. Aftermarket parts shipments and component repair sales in the United States were lower than a year ago while aftermarket product and service sales in South Africa, Australia and the United Kingdom remained relatively comparable to prior year levels. Part sales into China continued at a robust level during the 2003 First Quarter.

Net sales for surface mining equipment in the 2003 First Quarter were $19.8 million higher than net sales in the 2002 First Quarter. The increase was due to higher new machine sales in the Canadian oil sands, Australia and the United States. No electric mining shovel sales were booked during the 2002 First Quarter. In addition, 2003 First Quarter sales reflected some percentage-of-completion sales for a dragline in Australia. Aftermarket product and service sales were down slightly in the 2003 First Quarter. The decrease in aftermarket product and service sales was due to lower parts and service sales in South America caused by a weak copper market slightly offset by higher parts and service sales in North America, Australia and the Pacific Rim.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Operations, adjustments due to fresh start accounting, and the resulting adjusted operating income:

	2003	2002
	First	First
In thousands	Quarter	Quarter
Operating loss:
Underground Mining Machinery	$(35)	$(20,619)
Surface Mining Equipment	1,065	(19,532)
Corporate Expense	(4,312)	(4,529)
Total	$(3,282)	$(44,680)
Adjustments to operating loss:
Fresh Start Accounting Items	$5,357	$58,740
Restructuring Charges	1,177	-
	$6,534	$58,740
Adjusted operating income:
Underground Mining Machinery	$2,961	$16,759
Surface Mining Equipment	4,603	1,830
Corporate Expense	(4,312)	(4,529)
Total	$3,252	$14,060

The 2003 First Quarter fresh start accounting items consist of $3.3 million of additional depreciation expense associated with revalued property, plant and equipment and $2.1 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. In addition, restructuring charges of $1.2 million were incurred for the manufacturing capacity rationalization at our P&H Milwaukee location. The 2002 First Quarter fresh start accounting items consisted of adjustments to operating income of $46.4 million for the increase to fair value of inventory that was charged to cost of sales, $3.3 million of additional depreciation expense associated with revalued property, plant and equipment, and $9.0 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets.

Adjusted operating income for the 2003 First Quarter decreased $10.8 million compared to adjusted operating income for the 2002 First Quarter.

Adjusted operating income for underground mining machinery for the 2003 First Quarter was $3.0 million compared to $16.8 million for the 2002 First Quarter. This decrease resulted from lower sales volumes, the unfavorable impact of decreased manufacturing overhead absorption, and an increase in pension expense partially offset by a reduction of manufacturing overhead spending, continued cost controls, and benefits from our strategic sourcing initiative.

Adjusted operating income for surface mining equipment for the 2003 First Quarter was $4.6 million compared to $1.8 million for the 2002 First Quarter. The improvement in operating income was due to the increase in sales volume of new machines, continued cost controls, benefits from our strategic sourcing initiative and the elimination of termination costs included in the 2002 First Quarter, offset by a reduction in manufacturing overhead absorption and foreign currency losses. The foreign currency losses are primarily a result of our Australian subsidiary translating their bank accounts denominated in U.S. dollars into their functional currency.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense decreased to $55.6 million in the 2003 First Quarter compared to $61.0 million in the 2002 First Quarter. This decrease was due to a reduction of approximately $7.0 million in a fresh start accounting item in the 2003 First Quarter compared to the 2002 First Quarter. The fresh start accounting item consists of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. Product development, selling and administrative expense as a percentage of sales for the 2003 First Quarter was 23.2% compared to 21.3% for the 2002 First Quarter.

Interest Expense

Net interest expense for the 2003 First Quarter decreased to $5.9 million as compared to $7.5 million in the 2002 First Quarter. This decrease was principally due to a 2% interest rate reduction from the redemption of the 10.75% Senior Notes and the subsequent issuance of the 8.75% Senior Subordinated Notes. In addition, we averaged lower borrowing on the Credit Facility in the 2003 First Quarter compared to the 2002 First Quarter.

Provision for Income Taxes

Income tax benefit for the 2003 First Quarter decreased to a net income tax benefit of $3.7 million as compared to a $18.5 million income tax benefit in the 2002 First Quarter. On a consolidated basis, the Company’s effective income tax rates for the 2003 First Quarter and the 2002 First Quarter were 40% and 39%, respectively.

Bookings and Backlog

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

New order bookings for the 2003 First Quarter totaled $276.4 million, a decrease of $24.5 million from the 2002 First Quarter. Decreased bookings for the 2003 First Quarter resulted from lower bookings for both original equipment as well as aftermarket repairs and services for underground mining machinery with slightly higher bookings for original equipment partially offset by lower bookings for aftermarket parts and service for surface mining equipment.

Our backlog as of February 1, 2003 was $294.2 million compared to $256.9 million at the beginning of the fiscal year. This backlog included $162.8 million related to underground mining machinery as compared to $126.2 million at the end of fiscal 2002, and $131.4 million related to surface mining equipment as of February 1, 2003 as compared to $130.7 million at the end of fiscal 2002. This increase in backlog was the result of an increase in aftermarket parts orders for underground mining machinery and the delay in original equipment shipments. These backlog amounts exclude customer arrangements under long-term equipment life cycle management programs that extend for up to thirteen years.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to bad debts, excess inventory, warranty, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

We believe the accounting policies described below are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

Revenue Recognition

We generally recognize revenue at the time of shipment and passage of title for sales of products and at the time of performance for sales of repairs and services. Bill and hold sales, if any, are recognized when they comply with the provisions of the SEC Staff Accounting Bulletin (“SAB”) 101, “Revenue Recognition in Financial Statements.” We recognize revenue on long-term contracts, such as the manufacture of mining shovels, drills, draglines and roof support systems, using the percentage-of-completion method. Sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified. Provisions for warranty expense are recorded in the period that revenue is recognized.

We have life cycle management contracts with customers to supply parts and service over 1 to 13 year terms. These contracts are based on the projected costs and revenues of servicing the respective machines over the specified contract terms. The customer is billed monthly and respective deferred revenues recorded based on payments received. Revenue is recognized in the period in which parts are supplied or services provided.

Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting. We evaluate all inventory, including raw material, work-in-process, finished goods, and spare parts, for realizable value on a regular basis. Inherent in our estimates of net realizable value are management’s estimates related to our future manufacturing schedules, customer demand, possible alternative uses, and ultimate realizable value of potentially excess inventory.

Intangible Assets

Intangible assets include software, drawings, patents, trademarks, unpatented technology and other specifically identifiable intangible assets. We review the carrying value of our intangible assets on an annual basis or more frequently as circumstances warrant. Intangible assets with indefinite-lives are reviewed in accordance with SFAS No. 142 and valued on a relief from royalty basis using future revenues discounted over the time frame of economic benefit. Intangible assets with finite-lives are reviewed in accordance with SFAS No. 144 and valued using undiscounted cash flows. While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions regarding revenues and cash flows could materially affect our evaluations.

Accrued Warranties

We record accruals for potential warranty claims based on prior warranty cost experience. Warranty costs are accrued at the time revenue is recognized. These warranty costs are based upon management’s assessment of past costs and current experience. However, actual costs could be higher or lower than amounts estimated, as the amount and value of warranty costs are subject to variation as a result of many factors that cannot be predicted with certainty.

Pension and Postretirement Benefits and Costs

Pension benefits and expenses are developed from actuarial valuations. These valuations are based on assumptions including, among other things, interest rate fluctuations, discount rates, expected returns on plan assets, retirement ages, and years of service. Future changes affecting the assumptions will change the related pension benefit or expense.

Income Taxes

We recognize deferred income taxes by applying enacted statutory rates to tax loss carryforwards and temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. We provide valuation allowances for deferred tax assets where it is considered more likely than not that we will not realize the benefit of such assets.

Liquidity and Capital Resources

Working capital as of the end of the 2003 First Quarter was $390.2 million as compared to $382.7 million as of November 2, 2002. We have historically financed working capital needs through a combination of cash flow from operations and borrowings under bank credit agreements.

Cash Flows

Net cash provided by operating activities was $22.4 million for the 2003 First Quarter compared to net cash used by operating activities of $1.8 million for the 2002 First Quarter. The cash provided in the 2003 First Quarter, before giving effect to currency translation adjustments, consisted of a $14.2 million decrease in accounts receivable and a $14.4 million increase in advance payments and progress billings offset by a $11.2 million decrease in other accrued liabilities, a $5.7 million decrease in trade accounts payable and a $4.9 million decrease in employee compensation and benefits. The decrease in accounts receivable was attributed to lower sales and cash collection activities while the increase in advance payments and progress billings was attributed to successful efforts to collect cash on several orders for new machines. The decrease in the trade accounts payable and employee compensation and benefits was due to the timing of payments.

Net cash provided by investing activities was $1.8 million for the 2003 First Quarter compared to net cash used by investing activities of $6.3 million for the 2002 First Quarter. The cash provided in the 2003 First Quarter was primarily due to the collection of a note receivable not related to operating activities.

Net cash used in financing activities was $0.2 million for the 2003 First Quarter compared to net cash provided by financing activities of $17.3 million in the 2002 First Quarter. The cash used by financing activities consisted primarily of financing fees related to the amendment of our Credit Agreement.

In our annual report on Form 10-K for the year ended November 2, 2002, we indicated that we expected to make approximately $20 million of contributions to our various pension plans during the 2003 fiscal year. We continue to study our pension funding alternatives. If we contribute our planned amount during 2003, we expect pension plan funding requirements in each of 2004 and 2005 will be materially higher than that amount, depending on pension plan asset investment returns, plan assumptions, and whether regulatory requirements establishing funding levels are modified. In addition, we will be examining alternative forms of funding and the effect on future year funding levels if current contributions are increased above the planned level. We expect to make our decision on 2003 pension contributions during the third fiscal quarter.

Based upon the current level of operations, we believe that cash flow from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future cash requirements.

Credit Facility

On June 25, 2002, we entered into an amended and restated Credit Agreement (“Credit Agreement”) which consists of a $250 million revolving loan maturing on October 31, 2005. Substantially all of our assets and our subsidiaries’ assets are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (3.25% to 2.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) plus the applicable margin (2.25% to 1.25%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving loan. The Credit Agreement was amended as of October 31, 2002, to, among other things, lower financial covenants for the quarter ended November 2, 2002 and for each quarter in fiscal 2003. At February 1, 2003, we were in compliance with these financial covenants.

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

At February 1, 2003, there were no outstanding borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $250 million credit limit, totaled approximately $57.8 million. The available balance is also limited by a borrowing base calculation. At February 1, 2003, there was approximately $102.3 million available for borrowings under the Credit Agreement.

Off-Balance Sheet Arrangements

We lease various assets under operating leases. The aggregate payments under operating leases as of February 1, 2003 are disclosed below in the table of Disclosures about Contractual Obligations and Commercial Commitments. No significant changes to lease commitments have occurred since February 1, 2003. We have no other off-balance sheet arrangements.

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of February 1, 2003:

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years
Long-Term Debt	$212,600	$-	$-	$8,300	$204,300
Short-Term Notes Payable	1,852	1,852	-	-	-
Capital Lease Obligations	4,105	1,688	1,528	582	307
Operating Leases	35,300	14,834	15,719	4,542	205
Total	$253,857	$18,374	$17,247	$13,424	$204,812

Other Significant Items

Acquisitions

Effective November 4, 2002, the Company signed an agreement for the acquisition of the 25% interest in our Australian surface mining equipment subsidiary owned by Kobelco Construction Machinery Co. Limited for a cash payment of approximately $12.4 million to be made on or before March 20, 2003. As a result our ownership increased to 100% and we removed minority interest from our Condensed Consolidated Financial Statements.

Restructuring Charges

During the 2003 First Quarter, we began the implementation of a manufacturing capacity rationalization at our P&H Mining Equipment Milwaukee location. A reduction of factory space by 350,000 square feet at P&H Mining Equipment will result in a facility that is more efficient yet still capable of producing the entire world’s needs for the P&H range of surface mining products. The rationalizations will take most of fiscal 2003 to complete, and are expected to result in first year savings greater than the cash costs to implement. The expected costs for the P&H manufacturing capacity rationalization are estimated at $2.1 million. As of February 1, 2003, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets," $1.2 million of restructuring charges had been incurred for property, plant and equipment determined to be either held for sale or disposed of other than by sale. No restructuring charges were incurred during the 2003 First Quarter for rationalization of Joy Mining Machinery facilities.

Contingent Liabilities:

On February 27, 2003, Joy Mining Machinery Limited ("Joy MM"), a subsidiary of the Company located in the United Kingdom, commenced an arbitration in the International Centre for the Settlement of Investment Disputes against The General Organization for Industrial and Mining Projects ("IMC"), an agency of the government of Egypt, to resolve certain disputes arising under an agreement entered into in 1998 between Joy MM and IMC relating to underground mining equipment for the Abu Tartur project in Egypt. In late 2002 IMC commenced legal proceedings against Joy MM in Egyptian civil court to appoint an expert to determine the status of the equipment and related damages. This Egyptian legal proceeding was started to support what Joy MM believes to be IMC’s wrongful refusal to permit Joy MM to complete the commissioning of the equipment. IMC may seek wrongfully to draw on approximately $15 million in bank guarantees established for the benefit of IMC in connection with the agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As more fully described in our Annual Report on Form 10-K for the year ended November 2, 2002, we are exposed to various types of market risks, primarily currency. We monitor our risks in this area on a continuous basis and generally enter into forward foreign currency contracts to minimize these exposures for periods of less than one year. We do not engage in speculation in our derivative strategies. It is important to note that gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged.

Item 4. Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of Joy Global Inc. have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 3 – Legal Proceedings of Part I of our annual report on Form 10-K for the year ended November 2, 2003. The order and final judgement approving the settlement of the class action captioned in re: Harnischfeger Industries, Inc. Securities Litigation, filed in the United States District Court for the Eastern District of Wisconsin on June 5, 1998, has become final. Our portion of the settlement is to be paid out of available insurance.

On February 27, 2003, Joy Mining Machinery Limited ("Joy MM"), a subsidiary of the Company located in the United Kingdom, commenced an arbitration in the International Centre for the Settlement of Investment Disputes against The General Organization for Industrial and Mining Projects ("IMC"), an agency of the government of Egypt, to resolve certain disputes arising under an agreement entered into in 1998 between Joy MM and IMC relating to underground mining equipment for the Abu Tartur project in Egypt. In late 2002 IMC commenced legal proceedings against Joy MM in Egyptian civil court to appoint an expert to determine the status of the equipment and related damages. This Egyptian legal proceeding was started to support what Joy MM believes to be IMC’s wrongful refusal to permit Joy MM to complete the commissioning of the equipment. IMC may seek wrongfully to draw on approximately $15 million in bank guarantees established for the benefit of IMC in connection with the agreement.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4.Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the 2003 First Quarter.

Item 5. Other Information – Forward-Looking Statements and Cautionary Factors

This report and other documents or oral statements we make or made on our behalf contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements are predictions and generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, or other words or phrases of similar import. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated. In addition to any factors that may accompany forward-looking statements, factors that could materially affect actual results include the following.

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

  Factors affecting our ability to capture available sales opportunities, including: customers’ perceptions of the quality and value of our products and services as compared to competitors’ products and services; customers’ perceptions of the financial health and stability as compared to our competitors; and the availability of manufacturing capacity at our factories.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

           None

(b) Reports on Form 8-K

           Form 8-K Report dated as of February 28, 2003 Item 12 “Results of Operations and Financial Conditions”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 28, 2003	JOY GLOBAL INC. (Registrant) /s/ Donald C. Roof Donald C. Roof Executive Vice President, Chief Financial Officer and Treasurer

Date February 28, 2003	/s/ Michael S. Olsen Michael S. Olsen Vice President and Controller and Chief Accounting Officer

CERTIFICATIONS

I, John Nils Hanson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Joy Global Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003
/s/ John Nils Hanson
John Nils Hanson
Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Donald C. Roof, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Joy Global Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003
/s/Donald C. Roof
Donald C. Roof
Executive Vice President, Chief Financial Officer and Treasurer