Form 10-Q
period 2003-05-03
JOY GLOBAL INC
filed 2003-06-02
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED        May 3, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value	Outstanding at May 28, 2003 47,861,097 shares

JOY GLOBAL INC.

FORM 10-Q -- INDEX
May 3, 2003

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	May 3, 2003	May 4, 2002	May 3, 2003	May 4, 2002

Net sales	$298,888	$289,206	$538,049	$575,577
Costs and expenses:
Cost of sales	226,956	230,686	412,992	500,967
Product development, selling and administrative expenses	60,112	48,915	115,708	109,897
Restructuring charges	991	-	2,168	-
Other income	(224)	(834)	(590)	(1,046)
Operating income (loss)	11,053	10,439	7,771	(34,241)

Interest expense,net	(5,560)	(7,842)	(11,505)	(15,332)
Income (loss) before reorganization items and early retirement of debt	5,493	2,597	(3,734)	(49,573)

Reorganization items	(96)	798	(96)	5,761
Loss on early retirement of debt	-	(8,100)	-	(8,100)
Income (loss) before income taxes and minority interest	5,397	(4,705)	(3,830)	(51,912)

Benefit (provision) for income taxes	(3,000)	1,730	700	20,180
Minority interest	-	(635)	-	(1,013)
Net income (loss)	$2,397	$(3,610)	$(3,130)	$(32,745)

Net income (loss) per share: (Note 6)
Basic	$0.05	$(0.08)	$(0.06)	$(0.66)
Diluted	$0.05	$(0.08)	$(0.06)	$(0.66)

Weighted average shares outstanding:
Basic	50,228	50,221	50,228	50,110
Diluted	50,297	50,221	50,228	50,110

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	May 3, 2003	November 2, 2002
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$103,474	$70,906
Accounts receivable, net	183,687	171,534
Inventories	432,209	418,557
Other current assets	36,132	39,110
Total current assets	755,502	700,107

Property, plant and equipment, net	225,420	233,174
Intangible assets, net	184,401	190,541
Other assets	137,382	133,517
Total assets	$1,302,705	$1,257,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term debt	$17,066	$3,032
Trade accounts payable	84,140	73,492
Employee compensation and benefits	96,104	54,490
Income taxes payable	23,520	32,102
Advance payments and progress billings	56,001	26,244
Other accrued liabilities	127,561	128,045
Total current liabilities	404,392	317,405

Long-term debt	202,866	215,085

Other non-current liabilities	330,333	363,003

Minority interest	-	11,230

Shareholders’ equity	365,114	350,616

Total liabilities and shareholders’ equity	$1,302,705	$1,257,339

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)
(In thousands)

	Six Months Ended
	May 3,	May 4,
	2003	2002
Net cash provided by operations	$41,811	$25,328
Investing activities:
Property, plant and equipment acquired	(8,486)	(8,224)
Proceeds from sale of property, plant and equipment	979	1,127
Purchase of equity interest in subsidiary	(12,316)	-
Other, net	2,663	5,023
Net cash used by investing activities	(17,160)	(2,074)
Financing activities:
Borrowings under Credit Agreement	-	3,174
Finance fees	(250)	(7,975)
Issuance of 8.75% Senior Subordinated Notes	-	200,000
Redemption of 10.75% Senior Notes	-	(113,686)
Payment of Term Note	-	(100,000)
Net payments of long-term obligations	(154)	(362)
Increase in short-term notes payable, net	1,221	15
Net cash provided (used) by financing activities	817	(18,834)
Effect of Exchange Rate Changes on Cash and
Cash Equivalents	7,100	(19)
Increase in Cash and Cash Equivalents	32,568	4,401
Cash and Cash Equivalents at Beginning of Period	70,906	39,652
Cash and Cash Equivalents at End of Period	$103,474	$44,053

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 3, 2003
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

Upon emergence from bankruptcy during fiscal 2001, we adopted the principles of fresh start accounting set forth in the American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”

Effective with the beginning of fiscal 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 145. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30. Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of any entity’s recurring operations from those that are unusual and infrequent. In accordance with SFAS No. 145, we have reclassified previously reported extraordinary losses on early retirement of debt to a separate line item above the caption “Income (loss) before income taxes and minority interest” in our Condensed Consolidated Statement of Operations for the three and six months ended May 4, 2002. The reclassification had no effect on the previously reported net loss and reduced previously reported income from continuing operations before extraordinary item by $4.9 million ($0.10 per share) for the three and six months ended May 4, 2002.

3. Acquisitions

Effective November 4, 2002, the Company signed an agreement for the acquisition of the 25% interest in our Australian surface mining equipment subsidiary owned by Kobelco Construction Machinery Co. Limited. Payment of the purchase price of approximately $12.3 million, which included $11.2 million of minority interest and $1.1 million in intangible assets, was made on March 18, 2003. As a result, our ownership of the subsidiary increased to 100% and we removed minority interest from our Condensed Consolidated Financial Statements.

4. Borrowings and Credit Facilities

On June 25, 2002, we entered into an amended and restated Credit Agreement (“Credit Agreement”) which consists of a $250 million revolving loan maturing on October 31, 2005. Substantially all of our assets and our domestic subsidiaries’ assets are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (3.25% to 2.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) plus the applicable margin (2.25% to 1.25%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving loan. The Credit Agreement was amended as of October 31, 2002, to, among other things, lower financial covenants for the quarter ended November 2, 2002 and for each quarter in fiscal 2003. At May 3, 2003, we were in compliance with these financial covenants. Earlier in 2002 we issued $200 million in 8.75% Senior Subordinated Notes due March 15, 2012.

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

At May 3, 2003, there were no outstanding borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $250 million credit limit, totaled approximately $68.5 million. The available balance is also limited by a borrowing base calculation. At May 3, 2003, there was approximately $95.2 million available for borrowings under the Credit Agreement.

5. Shareholders’ Equity

We have 150,000,000 shares of authorized common stock, par value $1.00 per share, 50,000,000 of which will ultimately be distributed in connection with our July 12, 2001 (“Effective Date”) emergence from bankruptcy and are deemed outstanding for accounting purposes at the Effective Date. Under our Plan of Reorganization (“POR”), the 50,000,000 shares are being distributed at approximately six month intervals to holders of allowed claims in the bankruptcy case as the remaining open bankruptcy claims are resolved. On January 31, 2003, we released our fourth distribution under the POR amounting to 1,505,777 shares of common stock, bringing total distributions to date under the POR to 47,632,702 shares. The fourth distribution was based on approximately $1.26 billion of “current adjusted claims” and, when combined with the prior distributions, equated one share of Joy Global Inc. common stock for each $25.13 of allowed claim. As of May 3, 2003, 2,367,298 shares are designated for future distribution under the POR and held in a disputed claim equity reserve pending resolution of remaining open bankruptcy claims.

Our stock incentive plan authorizes the grant of up to 8,056,000 stock options, performance units and other stock-based awards to officers, employees and directors. As of May 3, 2003, stock option grants aggregating approximately 4.6 million shares had been made to approximately 250 individuals. Options to purchase 15,000 shares have also been granted to each of our six outside directors. On February 25, 2003, grants of 5,582 restricted stock units were made to each of our six outside directors. The grants replace annual stock option grants made to outside directors in prior years. The restricted stock units vest one year after the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered one year after the director's service on the board terminates.

The 2001 and 2003 Performance Unit Award Programs under our Stock Incentive Plan provide long-term incentive compensation opportunities to certain senior executives. Up to approximately 742,000 shares of Common Stock may be earned by the senior executives under the 2001 and 2003 Performance Unit Award Programs if, at the end of a three and one quarter year award cycle, for the 2001 Performance Unit Awards, or at the end of a three year award cycle, for the 2003 Performance Unit Awards, cumulative net cash flow, as defined in the performance award agreements, exceeds certain threshold amounts. Each performance unit represents the right to earn one share of common stock. Awards can range from 0% to 150% of the target award opportunities. In the event of a change in control, the performance units are paid out in cash based on the greater of actual performance or target award. As of May 3, 2003, the compensation expense charge for these awards was $1.45 million.

As of May 3, 2003, awards under the stock incentive plan, our stock-based employee compensation plan, were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
In thousands except per share data	2003	2002	2003	2002
Net income (loss), as reported	$2,397	$(3,610)	$(3,130)	$(32,745)
Add:
Compensation expense included
in reported net income, net of
related tax effect	943	-	943	-
Deduct:
Compensation expense determined
under SFAS No. 123, net of related taxes	(2,935)	(1,322)	(4,642)	(2,261)
Pro forma net income (loss)	$405	$(4,932)	$(6,829)	$(35,006)
Earnings (loss) per share
As reported
Basic	$0.05	$(0.08)	$(0.06)	$(0.66)
Diluted	$0.05	$(0.08)	$(0.06)	$(0.66)
Pro forma
Basic	$0.01	$(0.10)	$(0.14)	$(0.70)
Diluted	$0.01	$(0.10)	$(0.14)	$(0.70)

Separate Statements of Shareholders’ Equity are not required to be presented for interim periods. However, comprehensive income (loss) consisted of the following:

	2003	2002
	Six	Six
In thousands	Months	Months
Net loss	$(3,130)	$(32,745)
Comprehensive income (loss):
Translation adjustment	17,182	684
Derivative fair value adjustment	446	270
Total comprehensive income (loss)	$14,498	$(31,791)

6. Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted-average number of ordinary shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with SFAS No. 128, “Earnings per Share.” Under SFAS No. 128, additional shares associated with the performance units and the restricted stock units are not to be included in the diluted earnings per share denominator until the performance and vesting criteria have been met. Options to purchase shares of common stock that were outstanding at the three and six months ended May 3, 2003 and at the three and six months ended May 4, 2002 are not included in the computation of diluted earnings per share because the additional shares would reduce the loss per share amount from operations and, therefore, would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	May 3,	May 4,	May 3,	May 4,
In thousands except per share data	2003	2002	2003	2002
Numerator:
Net income (loss)	$2,397	$(3,610)	$(3,130)	$(32,745)
Denominator:
Denominator for basic earnings per share -
Weighted average shares	50,228	50,221	50,228	50,110
Effect of dilutive securities:
Stock options	69	-	-	-
Denominator for diluted earnings per share -
Adjusted weighted average shares and
Assumed conversions	50,297	50,221	50,228	50,110
Basic earnings (loss) per share	$0.05	$(0.08)	$(0.06)	$(0.66)
Diluted earnings (loss) per share	$0.05	$(0.08)	$(0.06)	$(0.66)

7. Contingent Liabilities:

The Company and its subsidiaries are parties to litigation matters and claims that are normal in the course of their operations. Also, as a normal part of their operations, the Company’s subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolution may affect the results of operations on a quarter-to-quarter basis, management believes that such matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Certain specific contingent liabilities are discussed in our annual report on Form 10-K for the year ended November 2, 2002, and our quarterly report on Form 10-Q for the quarter ended February 1, 2003.

By notice dated May 16, 2003, Sokolovskava Investment Company (“SIC”), a mining company in Russia, filed a request for arbitration with the International Court of Arbitration against Joy Mining Machinery Limited (“Joy MM”), an indirect subsidiary of the Company in the United Kingdom, to recover damages alleged to have arisen out of contracts entered into by Joy MM and SIC in 1995 and 1996 for the supply of underground mining equipment and related services. The request for arbitration seeks damages for loss of profit, delay, repairs, loss of use and other consequential damages of at least $67 million. The company vigorously disputes the claim.

The Company and its subsidiaries are involved in proceedings and potential proceedings relating to environmental matters. Although it is difficult to estimate the potential exposure to the Company related to these environmental matters, the Company believes that the resolution of these matters will not have a materially adverse effect on its consolidated financial position, results of operations or liquidity.

8. Inventories

Consolidated inventories consisted of the following:

	May 3,	November 2,
In thousands	2003	2002
Finished goods	$248,815	$238,413
Work in process and purchased parts	153,667	157,896
Raw materials	29,727	22,248
	$432,209	$418,557

9. Warranties

We provide for the estimated costs that may be incurred under product warranties to remedy deficiencies of quality or performance of our products. These product warranties extend over either a specified period of time, units of production or machine hours depending upon the product subject to the warranty. We accrue a provision for estimated future warranty costs based upon the historical relationship of warranty costs to sales. Warranty reserve is included in other accrued liabilities in the Condensed Consolidated Balance Sheet. We periodically review the adequacy of the accrual for product warranties and adjust the warranty percentage and accrued warranty reserve for actual experience as necessary

The following table reconciles the changes in the Company's product warranty reserve as of and for the Three and Six Months ended May 3, 2003:

	Three Months	Six Months
	Ended	Ended
In thousands	May 3, 2003	May 3, 2003
Balance, beginning of period	$33,677	$33,904
Accrual for warranty expensed during the period	5,447	7,936
Settlements made during the period	(4,582)	(7,423)
Change in liability for pre-existing warranties
during the period, including expirations	(331)	(996)
Effect of foreign currency translation	(477)	313
Balance, end of period	$33,734	$33,734

10. Restructuring Charges

Costs associated with restructuring activities, other than those activities covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or that involve an entity newly acquired in a business combination, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Accordingly, costs associated with such activities are recorded as restructuring costs in the consolidated statements of operations when the liability is incurred. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 for the three and six months ended May 3, 2003.

	One-time		Other
	Termination	Abandoned	Associated	Total
In thousands	Benefits	Assets	Costs	Charges
Three Months ended May 3, 2003
P&H Mining Equipment	$-	$-	$156	$156
Joy Mining Machinery	64	528	243	835
	$64	$528	$399	$991
Six Months ended May 3, 2003
P&H Mining Equipment	$-	$1,154	$179	$1,333
Joy Mining Machinery	64	528	243	835
	$64	$1,682	$422	$2,168

During the 2003 First Quarter, we began implementing a manufacturing capacity rationalization at our P&H Mining Equipment Milwaukee location. A reduction of factory space by 350,000 square feet will result in a facility that is more efficient yet still capable of producing the entire world’s needs for the P&H range of surface mining products. The rationalization will take most of fiscal 2003 to complete, and is expected to result in first year savings greater than the cash costs to implement. The expected costs are estimated at $2.1 million. In accordance with SFAS No. 144, approximately $1.2 million of restructuring charges were incurred for property, plant and equipment determined to be either held for sale or disposed of other than by sale in the 2003 First Quarter. In addition, approximately $0.2 million were incurred in accordance with SFAS No. 146 in the 2003 Second Quarter.

During the 2003 Second Quarter, Joy Mining Machinery began implementing a manufacturing capacity rationalization plan for North America. The expected costs for the Joy North American manufacturing capacity rationalization are estimated at $3.9 million. During the 2003 Second Quarter, Joy recorded charges of $0.07 million for termination benefits related to the involuntary termination of 15 employees, charges of $0.5 million for the abandonment of excess warehousing equipment at its Franklin, Pennsylvania facility and $0.2 million for other equipment relocation costs.

11. Reorganization Items

Reorganization items include income, expense and loss that were realized or incurred as a result of our reorganization under Chapter 11 of the Bankruptcy Code. At May 4, 2002, the $5.8 million reorganization item represented the collection of a fully reserved note from Beloit Corporation and professional fee settlements offset by legal fees, a loss on the sale of a building related to pre-emergence activities and a write-down of a note receivable related to a discontinued operation.

12. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of certain special purpose or variable interest entities. FIN 46 is applicable to financial statements issued after June 15, 2003. We do not expect the adoption of this statement to have a material impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Although we are still in the process of reviewing the new statement, we do not expect the adoption of this statement to have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Although we are still in the process of reviewing the new statement, we do not expect the adoption of this statement to have a material impact on our financial statements.

13. Segment Information

At May 3, 2003, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income or expense and provision (benefit) for income taxes. There are no significant intersegment sales. Total assets are those used in our operations in each segment. Corporate assets consist primarily of deferred financing costs, cash and cash equivalents and deferred income taxes.

In thousands	Net Sales	Operating Income (Loss)	Total Assets
		(1)
2003 Second Quarter Underground Mining Machinery	$177,168	$11,659	$647,040
Surface Mining Equipment	121,720	5,216	498,589
Total operations	298,888	16,875	1,145,629
Corporate	-	(5,822)	157,076
Consolidated Total	$298,888	$11,053	$1,302,705

2002 Second Quarter Underground Mining Machinery	$184,653	$16,712	$699,165
Surface Mining Equipment	104,553	(2,160)	535,457
Total operations	289,206	14,552	1,234,622
Corporate	-	(4,113)	84,281
Consolidated Total	$289,206	$10,439	$1,318,903
2003 Six Months Underground Mining Machinery	$307,653	$11,624	$647,040
Surface Mining Equipment	230,396	6,281	498,589
Total operations	538,049	17,905	1,145,629
Corporate	-	(10,134)	157,076
Consolidated Total	$538,049	$7,771	$1,302,705

2002 Six Months Underground Mining Machinery	$382,171	$(3,907)	$699,165
Surface Mining Equipment	193,406	(21,692)	535,457
Total operations	575,577	(25,599)	1,234,622
Corporate	-	(8,642)	84,281
Consolidated Total	$575,577	$(34,241)	$1,318,903

(1) - Includes fresh start accounting charges of $3.0 million, $6.0 million, $4.7 million and $42.1 million for Underground Mining Machinery and $2.3 million, $5.5 million, $5.2 million and $26.5 million for Surface Mining Equipment for the 2003 Second Quarter, 2003 Six Months, 2002 Second Quarter and 2002 Six Months, respectively.

14. Subsidiary Guarantors

The following tables present condensed consolidated financial information for the 2003 Second Quarter, 2002 Second Quarter, 2003 Six Months and 2002 Six Months for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Subordinated Notes, which include substantially all the domestic subsidiaries of the Company (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of the foreign subsidiaries of the Company (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidated
Statement of Operations
(Unaudited)
(In thousands)

	2003 Second Quarter					2002 Second Quarter
	Parent Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elims	Consolidated	Parent Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elims	Consolidated
Net sales	$-	$201,979	$173,901	$(76,992)	$298,888	$-	$204,576	$149,445	$(64,815)	$289,206

Cost of sales	-	157,624	136,696	(67,367)	226,956	-	164,581	118,721	(52,616)	230,686
Product development, selling and administrative expenses	5,174	36,857	18,081	-	60,112	3,521	35,391	10,003	-	48,915
Restructuring charges	-	991	-	-	991	-	-	-	-	-
Other (income) expense	21	(118)	(127)	-	(224)	(23)	(662)	(189)	-	(834)
Operating income (loss)	(5,195)	6,622	19,251	(9,625)	11,053	(3,498)	5,226	20,910	(12,199)	10,439

Intercompany items	(906)	3,651	(12,239)	9,494	-	5,658	(7,841)	(9,455)	11,638	-
Interest income (expense), net	(5,939)	(224)	603	-	(5,560)	(7,976)	(351)	485	-	(7,842)
Income (loss) before reorganization items and early retirement of debt	(12,040)	10,049	7,615	(131)	5,493	(5,816)	(2,966)	11,940	(561)	2,597

Reorganization items	(137)	41	-	-	(96)	1,143	(345)	-	-	798
Loss on early retirement of debt	-	-	-	-	-	(8,100)	-	-	-	(8,100)
Income (loss) before income taxes and minority interest	(12,177)	10,090	7,615	(131)	5,397	(12,773)	(3,311)	11,940	(561)	(4,705)

(Provision) benefit for income taxes	5,750	(4,743)	(4,007)	-	(3,000)	7,594	(1,929)	(3,935)	-	1,730
Minority interest	-	-	-	-	-	-	(635)	-	-	(635)
Equity in income (loss) of subsidiaries	8,824	10,721	883	(20,428)	-	1,569	17,052	975	(19,596)	-
Net income (loss)	$2,397	$16,068	$4,491	$(20,559)	$2,397	$(3,610)	$11,177	$8,980	$(20,157)	$(3,610)

Condensed Consolidated
Statement of Operations
(Unaudited)
(In thousands)

	2003 Six Months					2002 Six Months
	Parent Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elims	Consolidated	Parent Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elims	Consolidated
Net sales	$-	$345,716	$313,712	$(121,379)	$538,049	$-	$413,321	$292,808	$(130,552)	$575,577

Cost of sales	-	271,616	247,070	(105,694)	412,992	-	366,788	241,394	(107,215)	500,967
Product development, selling and administrative expenses	8,714	72,955	34,039	-	115,708	7,320	80,024	22,553	-	109,897
Restructuring charges	-	2,168	-	-	2,168	-	-	-	-	-
Other (income) expense	-	(509)	(81)	-	(590)	(44)	(775)	(227)	-	(1,046)
Operating income (loss)	(8,714)	(514)	32,684	(15,685)	7,771	(7,276)	(32,716)	29,088	(23,337)	(34,241)

Intercompany items	5,533	(248)	(21,675)	16,390	-	11,739	(18,662)	(14,586)	21,509	-
Interest income (expense), net	(11,891)	(530)	916	-	(11,505)	(15,386)	(617)	671	-	(15,332)
Income (loss) before reorganization items and early retirement of debt	(15,072)	(1,292)	11,925	705	(3,734)	(10,923)	(51,995)	15,173	(1,828)	(49,573)

Reorganization items	(137)	41	-	-	(96)	6,106	(345)	-	-	5,761
Loss on early retirement of debt	-	-	-	-	-	(8,100)	-	-	-	(8,100)
Income (loss) before income taxes and minority interest	(15,209)	(1,251)	11,925	705	(3,830)	(12,917)	(52,340)	15,173	(1,828)	(51,912)

(Provision) benefit for income taxes	8,024	(1,822)	(5,502)	-	700	31,217	(2,958)	(8,079)	-	20,180
Minority interest	-	-	-	-	-	-	(1,013)	-	-	(1,013)
Equity in income (loss) of subsidiaries	4,055	19,501	1,760	(25,316)	-	(51,045)	26,082	1,979	22,984	-
Net income (loss)	$(3,130)	$16,428	$8,183	$(24,611)	$(3,130)	$(32,745)	$(30,229)	$9,073	$21,156	$(32,745)

Condensed Consolidated
Balance Sheet
May 3, 2003
(Unaudited)
(In thousands)

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS Current assets: Cash and cash equivalents	$53,081	$1,514	$48,879	$-	$103,474
Accounts receivable, net	-	90,764	98,904	(5,981)	183,687
Inventories	-	275,017	188,164	(30,972)	432,209
Other current assets	16,009	8,925	12,592	(1,394)	36,132
Total current assets	69,090	376,220	348,539	(38,347)	755,502

Property, plant and equipment, net	537	156,277	68,606	-	225,420
Intangible assets, net	1,282	183,119	-	-	184,401
Investment in affiliates	1,045,540	490,942	17,245	(1,553,727)	-
Intercompany accounts, net	(275,242)	397,660	(84,704)	(37,714)	-
Other assets	82,855	7,095	47,432	-	137,382
Total assets	$924,062	$1,611,313	$397,118	$(1,629,788)	$1,302,705

LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities: Short-term notes payable, including current portion of long-term debt	$-	$13,271	$3,795	$-	$17,066
Trade accounts payable	111	37,213	46,816	-	84,140
Income taxes payable	4,378	2,442	16,700	-	23,520
Other accrued liabilities	88,623	110,209	102,351	(21,517)	279,666
Total current liabilities	93,112	163,135	169,662	(21,517)	404,392

Long-term debt	200,000	305	2,561	-	202,866

Other non-current liabilities	265,836	58,765	5,732	-	330,333

Shareholders’ equity	365,114	1,389,108	219,163	(1,608,271)	365,114

Total liabilities and shareholders’ equity	$924,062	$1,611,313	$397,118	$(1,629,788)	$1,302,705

Condensed Consolidated
Balance Sheet
November 2, 2002
(In thousands)

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS Current assets: Cash and cash equivalents	$33,803	$868	$36,235	$-	$70,906
Accounts receivable, net	-	80,582	97,590	(6,638)	171,534
Inventories	-	275,267	172,577	(29,287)	418,557
Other current assets	23,343	4,689	11,326	(248)	39,110
Total current assets	57,146	361,406	317,728	(36,173)	700,107

Property, plant and equipment, net	622	165,899	66,653	-	233,174
Intangible assets, net	-	190,541	-	-	190,541
Investment in affiliates	1,025,364	597,447	15,485	(1,638,296)	-
Intercompany accounts, net	(260,565)	542,780	(273,350)	(8,865)	-
Other assets	83,268	6,262	43,987	-	133,517
Total assets	$905,835	$1,864,335	$170,503	$(1,683,334)	$1,257,339

LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities: Short-term notes payable, including current portion of long-term debt	$-	$768	$2,264	$-	$3,032
Trade accounts payable	167	35,480	37,845	-	73,492
Income taxes payable	6,495	2,592	23,015	-	32,102
Other accrued liabilities	48,679	94,026	86,623	(20,549)	208,779
Total current liabilities	55,341	132,866	149,747	(20,549)	317,405

Long-term debt	200,000	13,268	1,817	-	215,085

Other non-current liabilities	299,878	58,158	4,967	-	363,003

Minority interest	-	11,230	-	-	11,230

Shareholders’ equity	350,616	1,648,813	13,972	(1,662,785)	350,616

Total liabilities and shareholders’ equity	$905,835	$1,864,335	$170,503	$(1,683,334)	$1,257,339

Condensed Consolidated
Statement of Cash Flow
(Unaudited)
(In thousands)

	2003 Six Months				2002 Six Months
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$16,028	$20,415	$5,368	$41,811	$23,691	$371	$1,266	$25,328

Investing activities: Property, plant and equipment acquired	-	(5,272)	(3,214)	(8,486)	-	(5,888)	(2,336)	(8,224)
Proceeds from sale of property, plant and equipment	-	222	757	979	-	1,026	101	1,127
Purchase of equity interest in subsidiary	-	(12,316)	-	(12,316)	-	-	-	-
Other, net	3,500	(1,943)	1,106	2,663	(4,835)	10,339	(481)	5,023
Net cash provided (used) by investing activities:	3,500	(19,309)	(1,351)	(17,160)	(4,835)	5,477	(2,716)	(2,074)
Financing activities: Borrowings under Credit Agreement	-	-	-	-	3,174	-	-	3,174
Financing fees	(250)	-	-	(250)	(7,975)	-	-	(7,975)
Issuance of 8.75% Senior Subordinated Notes	-	-	-	-	200,000	-	-	200,000
Redemption of 10.75% Senior Notes	-	-	-	-	(113,686)	-	-	(113,686)
Payment of Term Note	-	-	-	-	(100,000)	-	-	(100,000)
Net issuance (payments) of long-term obligations	-	(464)	310	(154)	-	254	(616)	(362)
Increase (decrease) in short-term notes payable, net	-	4	1,217	1,221	-	-	15	15
Net cash provided (used) by financing activities	(250)	(460)	1,527	817	(18,487)	254	(601)	(18,834)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	7,100	7,100	-	-	(19)	(19)
Increase (Decrease) in Cash and Cash Equivalents	19,278	646	12,644	32,568	369	6,102	(2,070)	4,401
Cash and Cash Equivalents at Beginning of Period	33,803	868	36,235	70,906	8,531	(3,107)	34,228	39,652
Cash and Cash Equivalents at End of Period	$53,081	$1,514	$48,879	$103,474	$8,900	$2,995	$32,158	$44,053

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

2003 Second Quarter as compared to 2002 Second Quarter

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Operations:

	2003	2002
	Second	Second
Net Sales (In thousands)	Quarter	Quarter
Underground Mining Machinery	$177,168	$184,653
Surface Mining Equipment	121,720	104,553
	$298,888	$289,206

Total net sales for the 2003 Second Quarter were 3.3% more than total net sales in the 2002 Second Quarter.

Net sales for underground mining machinery for the 2003 Second Quarter were $7.5 million lower than net sales in the 2002 Second Quarter. Sales of aftermarket products and services decreased while sales of new machines increased. Aftermarket product and service sales in the United States decreased compared to a year ago associated with the continued softness in the coal market in the current year. In addition, aftermarket parts sales in markets served by the United Kingdom, in particular China, were slightly less than a year ago, while aftermarket products and service sales in South Africa were higher than a year ago, principally as a result of favorable currency translation. New machine sales were higher in the 2003 Second Quarter than the 2002 Second Quarter primarily due to the timing of the sales of roof supports and armored face conveyors in the United States.

Net sales for surface mining equipment in the 2003 Second Quarter were $17.2 million higher than net sales in the 2002 Second Quarter. The increase was due to higher new machine sales in Canada, primarily the Canadian oil sands. In addition, 2003 Second Quarter sales reflected some percentage-of-completion sales for a dragline in Australia. Aftermarket product and service sales were up in the 2003 Second Quarter. The increase in aftermarket product and service sales was due to higher parts and service sales in North America and South America.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Operations, adjustments due to fresh start accounting and restructuring charges, and the resulting adjusted operating income:

	2003	2002
	Second	Second
In thousands	Quarter	Quarter
Operating income (loss):
Underground Mining Machinery	$11,659	$16,712
Surface Mining Equipment	5,216	(2,160)
Corporate Expense	(5,822)	(4,113)
Total	$11,053	$10,439
Adjustments to operating income (loss):
Fresh Start Accounting Items	$5,329	$9,860
Restructuring Charges	991	-
	$6,320	$9,860
Adjusted operating income (loss):
Underground Mining Machinery	$15,497	$21,404
Surface Mining Equipment	7,698	3,008
Corporate Expense	(5,822)	(4,113)
Total	$17,373	$20,299

The 2003 Second Quarter fresh start accounting items consist of $3.3 million of additional depreciation expense associated with revalued property, plant and equipment and $2.0 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. In addition, restructuring charges of $1.0 million were incurred for the manufacturing capacity rationalization at our Joy and P&H locations. The 2002 Second Quarter fresh start accounting items consisted of adjustments to operating income of $4.9 million for the increase to fair value of inventory that was charged to cost of sales, $3.3 million of additional depreciation expense associated with revalued property, plant and equipment, and $1.7 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets.

Adjusted operating income for the 2003 Second Quarter decreased 14.4% compared to adjusted operating income for the 2002 Second Quarter.

Adjusted operating income for underground mining machinery for the 2003 Second Quarter was $15.5 million compared to $21.4 million for the 2002 Second Quarter. This decrease in operating income was due to the decrease in sales volumes, an unfavorable sales mix to include a larger percentage of new machines, the unfavorable impact of decreased manufacturing overhead absorption and an increase in pension expense in both the United Kingdom and United States.

Adjusted operating income for surface mining equipment for the 2003 Second Quarter was $7.7 million compared to $3.0 million for the 2002 Second Quarter. The improvement in operating income was due to the increase in sales volume of new machines and the increase in manufacturing absorption partially offset by increases in health insurance, pension and foreign currency losses.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense increased to $60.1 million in the 2003 Second Quarter compared to $48.9 million in the 2002 Second Quarter. This increase was due primarily to an increase in our general insurance and pension expenses and the compensation expense for performance units. Product development, selling and administrative expense as a percentage of sales for the 2003 Second Quarter was 20.1% compared to 16.9% for the 2002 Second Quarter.

Interest Expense

Net interest expense for the 2003 Second Quarter decreased to $5.6 million as compared to $7.8 million in the 2002 Second Quarter. This decrease was principally due to a 2% interest rate reduction from the redemption of the 10.75% Senior Notes and the subsequent issuance of the 8.75% Senior Subordinated Notes. In addition no borrowings were made under the Credit Facility in the 2003 Second Quarter.

Provision for Income Taxes

Income tax expense for the 2003 Second Quarter increased to $3.0 million as compared to a $1.7 million income tax benefit in the 2002 Second Quarter. On a consolidated basis, the Company’s effective income tax rates for the 2003 Second Quarter and the 2002 Second Quarter were 56% and 37%, respectively.

2003 Six Months as compared to 2002 Six Months

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Operations:

	2003	2002
	Six	Six
Net Sales (In thousands)	Months	Months
Underground Mining Machinery	$307,653	$382,171
Surface Mining Equipment	230,396	193,406
	$538,049	$575,577

Total net sales for the 2003 Six Months were 6.5% less than total net sales in the 2002 Six Months.

Net sales for underground mining machinery for the 2003 Six Months were $74.5 million lower than net sales in the 2002 Six Months. The decrease resulted from decreases in both new machine sales and sales of aftermarket products and services. The decline in new machine sales this year as compared to last year was primarily due to lower sales of continuous miners and roof supports in the United States and United Kingdom partially offset by an increase in sales of continuous miners in Australia. Aftermarket product and service sales in South Africa increased from prior year levels, principally as a result of favorable currency translation. However, the softness in the United States for parts, components and rebuilds offset those increases.

Net sales for surface mining equipment in the 2003 Six Months were $37.0 million higher than net sales in the 2002 Six Months. The increase was due to both higher new machine sales and an increase in aftermarket product and service sales. The increase in new machine sales this year as compared to last year was due to a higher demand for electric shovels in Canada and the continued construction of a walking dragline in Australia. The increase in aftermarket product and service sales was due to higher parts sales in North America and South America, while the United States and Chile increased their service sales.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statements of Operations, adjustments due to fresh start accounting and restructuring charges, and the resulting adjusted operating income:

	2003	2002
	Six	Six
In thousands	Months	Months
Operating income (loss):
Underground Mining Machinery	$11,624	$(3,907)
Surface Mining Equipment	6,281	(21,692)
Corporate Expense	(10,134)	(8,642)
Total	$7,771	$(34,241)
Adjustments to operating income (loss):
Fresh Start Accounting Items	$10,686	$68,600
Restructuring Charges	2,168	-
	$12,854	$68,600
Adjusted operating income (loss):
Underground Mining Machinery	$18,458	$38,163
Surface Mining Equipment	12,301	4,838
Corporate Expense	(10,134)	(8,642)
Total	$20,625	$34,359

The 2003 Six Months fresh start accounting items consist of $6.6 million of additional depreciation expense associated with revalued property, plant and equipment and $4.1 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. In addition, restructuring charges of $2.2 million were incurred for the manufacturing capacity rationalization at our Joy and P&H locations. The 2002 Six Months fresh start accounting items consisted of adjustments to operating income of $51.3 million for the increase to fair value of inventory that was charged to cost of sales, $6.6 million of additional depreciation expense associated with revalued property, plant and equipment, and $10.7 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets.

Adjusted operating income for the 2003 Six Months decreased by 40.0% compared to adjusted operating income for the 2002 Six Months.

Adjusted operating income from underground mining machinery for the 2003 Six Months was $18.5 million compared to $38.2 million for the 2002 Six Months. The decrease in operating income was due to the decrease in sales volumes, an unfavorable sales mix and additional pension and insurance expense partially offset by a reduction in spending and the elimination of unfavorable manufacturing variances in the United Kingdom associated with roof support production.

Adjusted operating income for surface mining equipment for the 2003 Six Months was $12.3 million compared to $4.8 million for the 2002 Six Months. The improvement in operating income was due to the increase in sales volume, continued cost controls and benefits from our strategic sourcing initiative partially offset by increases in pension and insurance expense and foreign currency losses.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense increased to $115.7 million in the 2003 Six Months compared to $109.9 million in the 2002 Six Months. This increase was due primarily to an increase in our general insurance and pension expenses and the compensation expense for performance units. Product development, selling and administrative expense as a percentage of sales for the 2003 Six Months was 21.5% compared to 19.1% for the 2002 Six Months.

Interest Expense

Net interest expense for the 2003 Six Months decreased to $11.5 million as compared to $15.3 million in the 2002 Six Months. This decrease was principally due to a 2% interest rate reduction from the redemption of the 10.75% Senior Notes and the subsequent issuance of the 8.75% Senior Subordinated Notes. In addition, no borrowings were made under the Credit Facility in the 2003 Six Months.

Provision for Income Taxes

Income tax benefit for the 2003 Six Months decreased to a net income tax benefit of $0.7 million as compared to a $20.2 million income tax benefit in the 2002 Six Months. On a consolidated basis, the Company’s effective income tax rates for the 2003 Six Months and the 2002 Six Months were 18% and 39%, respectively.

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

New order bookings for the 2003 Six Months totaled $588.2 million, a decrease of $15.6 million from the 2002 Six Months. Decreased bookings for the 2003 Six Months resulted from lower bookings for both original equipment as well as aftermarket repairs and services for underground mining machinery, partially offset by higher bookings for original equipment and aftermarket parts and service for surface mining equipment.

Our backlog as of May 3, 2003 was $307.1 million compared to $256.9 million at the beginning of the fiscal year. This backlog included $167.8 million related to underground mining machinery as compared to $126.2 million at the end of fiscal 2002, and $139.3 million related to surface mining equipment as of May 3, 2003 as compared to $130.7 million at the end of fiscal 2002. This increase in backlog was the result of an increase in aftermarket parts orders for surface mining equipment and an increase in orders for original equipment for underground mining machinery. These backlog amounts exclude customer arrangements under long-term equipment life cycle management contracts that extend for up to thirteen years.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates and judgments on an ongoing basis, including those related to bad debts, excess inventory, warranty, intangible assets, income taxes and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

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

We have life cycle management contracts with customers to supply parts and service over 1 to 13 year terms. These contracts are based on the projected costs and revenues of servicing the respective machines over the specified contract terms. Customers are billed monthly and the respective deferred revenues recorded based on payments received. Revenue is recognized in the period in which parts are supplied or services provided.

Inventories

Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting. We evaluate all inventory, including raw material, work-in-process, finished goods and spare parts, for realizable value on a regular basis. Inherent in our estimates of net realizable value are our estimates related to our future manufacturing schedules, customer demand, possible alternative uses, and ultimate realizable value of potentially excess inventory.

Intangible Assets

Intangible assets include software, drawings, patents, trademarks, unpatented technology and other specifically identifiable intangible assets. We review the carrying value of our intangible assets on an annual basis or more frequently as circumstances warrant. Intangible assets with indefinite-lives are reviewed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and valued on a relief from royalty basis using future revenues discounted over the time frame of economic benefit. Intangible assets with finite-lives are reviewed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and valued using undiscounted cash flows. While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions regarding revenues and cash flows could materially affect our evaluations.

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

Liquidity and Capital Resources

Net cash provided by operating activities was $41.8 million for the 2003 Six Months, compared with $25.3 million for the 2002 Six Months. Net cash used in investing activities totaled $17.2 million in the 2003 Six Months, compared with $2.1 million in the 2002 Six Months. Net cash provided by financing activities totaled $0.8 million in the 2003 Six Months compared with a use of $18.8 million in the 2002 Six Months.

Operating Activities

Operating cash flow improved to $41.8 million in the 2003 Six Months from $25.3 million in the 2002 Six Months primarily because of higher net income. Working capital changes in 2003 Six Months, before giving effect to currency translation adjustments, increased operating cash flow. A $12.1 million increase in cash flow from working capital in the 2003 Six Months primarily reflects increases in accounts receivable and decreases in other accrued liabilities offset by decreases in inventory and other current assets and increases in trade accounts payable and advance payments and progress billings. The increase in working capital primarily relates to the timing of certain receipts and payments.

Investing Activities

Our 2003 Six Months capital expenditures of $8.5 million were slightly higher compared to the $8.2 million reported in the 2002 Six Months. Our capital expenditures are expected to total approximately $26.3 million for the 2003 fiscal year. We expect to fund our capital expenditures in 2003 with operating cash flows and available cash. During the 2003 Six Months, we collected $3.5 million on an outside note receivable and paid $12.3 million for the remaining equity interest in our Australian subsidiary.

Financing Activities

During the 2003 Six Months, our short-term notes increased by approximately $1.2 million. No borrowings were made on our Credit Agreement during the 2003 Six Months.

In our annual report on Form 10-K for the year ended November 2, 2002, we indicated that we expected to make approximately $20 million of contributions to our various pension plans during the 2003 fiscal year. We have continued to study our pension funding alternatives. Based on this analysis, we have elected to pre-fund pension obligations for our domestic pension plans by making an additional payment in July of approximately $40 million. This pre-funding is expected to reduce domestic funding requirements in fiscal 2004 to less than $5 million. Total pension funding requirements for fiscal 2003 and fiscal 2004 are expected to be as much as $50 million less in total than would be required without the pre-funding. Future funding requirements in fiscal 2005 and beyond will be affected by investment performance, interest rates, possible regulatory changes and other factors. It is extremely difficult to forecast with any accuracy what contributions will be required in those future periods. However, until asset values recover somewhat, and interest rates return to more normal historical levels, contributions for domestic pension plans in fiscal 2005 could be of the same order of magnitude as contributions to be made during the current year.

We have also given notice for the early redemption of $12.6 million in Industrial Revenue Bonds (“IRB’s”). During the 2003 Second Quarter, we reclassifed these IRB’s from long-term debt to current portion of long-term debt. The principal and accrued interest are expected to be paid in July.

Based upon the current level of operations, we believe that cash flow from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future cash requirements.

Credit Facility

On June 25, 2002, we entered into an amended and restated Credit Agreement (“Credit Agreement”) which consists of a $250 million revolving loan maturing on October 31, 2005. Substantially all of our assets and our subsidiaries’ assets are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (3.25% to 2.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) plus the applicable margin (2.25% to 1.25%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving loan. The Credit Agreement was amended as of October 31, 2002, to, among other things, lower financial covenants for the quarter ended November 2, 2002 and for each quarter in fiscal 2003. At May 3, 2003, we were in compliance with these financial covenants.

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

At May 3, 2003, there were no outstanding borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $250 million credit limit, totaled approximately $68.5 million. The available balance is also limited by a borrowing base calculation. At May 3, 2003, there was approximately $95.2 million available for borrowings under the Credit Agreement.

Off-Balance Sheet Arrangements

We lease various assets under operating leases. The aggregate payments under operating leases as of May 3, 2003 are disclosed below in the table of Disclosures about Contractual Obligations and Commercial Commitments. No significant changes to lease commitments have occurred since May 3, 2003. We have no other off-balance sheet arrangements.

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of May 3, 2003:

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years
Long-Term Debt	$212,600	$12,600	$-	$-	$200,000
Short-Term Notes Payable	3,086	3,086	-	-	-
Capital Lease Obligations	4,246	1,380	1,315	590	961
Operating Leases	30,312	12,540	14,285	3,487	-
Total	$250,244	$29,606	$15,600	$4,077	$200,961

Other Significant Items

Acquisitions

Effective November 4, 2002, the Company signed an agreement for the acquisition of the 25% interest in our Australian surface mining equipment subsidiary owned by Kobelco Construction Machinery Co. Limited. Payment of the purchase price of approximately $12.3 million, which included $11.2 million of minority interest and $1.1 million in intangible assets, was made on March 18, 2003. As a result, our ownership of the subsidiary increased to 100% and we removed minority interest from our Condensed Consolidated Financial Statements.

Restructuring Charges

During the 2003 First Quarter, we began implementing a manufacturing capacity rationalization at our P&H Mining Equipment Milwaukee location. A reduction of factory space by 350,000 square feet will result in a facility that is more efficient yet still capable of producing the entire world’s needs for the P&H range of surface mining products. The rationalization will take most of fiscal 2003 to complete, and is expected to result in first year savings greater than the cash costs to implement. The expected costs are estimated at $2.1 million. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” approximately $1.2 million of restructuring charges were incurred for property, plant and equipment determined to be either held for sale or disposed of other than by sale in the 2003 First Quarter. In addition, approximately $0.2 million were incurred in accordance with SFAS No. 146 in the 2003 Second Quarter.

During the 2003 Second Quarter, Joy Mining Machinery began implementing a manufacturing capacity rationalization plan for North America. The expected costs for the Joy North American manufacturing capacity rationalization are estimated at $3.9 million. During the 2003 Second Quarter, Joy recorded charges of $0.07 million for termination benefits related to the involuntary termination of 15 employees, charges of $0.5 million for the abandonment of excess warehousing equipment at its Franklin, Pennsylvania facility and $0.2 million for other equipment relocation costs.

Contingent Liabilities:

By notice dated May 16, 2003, Sokolovskaya Investment Company (“SIC”), a mining company in Russia, filed a request for arbitration with the International Court of Arbitration against Joy Mining Machinery Limited (“Joy MM”), an indirect subsidiary of the Company in the United Kingdom, to recover damages alleged to have arisen out of contracts entered into by Joy MM and SIC in 1995 and 1996 for the supply of underground mining equipment and related services. The request for arbitration seeks damages for loss of profit, delay, repairs, loss of use and other consequential damages of at least $67 million. The Company vigorously disputes the claim.

Recent Accounting Pronouncements

In January 2003 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of certain special purpose or variable interest entities. FIN 46 is applicable to financial statements issued after June 15, 2003. We do not expect the adoption of this statement to have a material impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Although we are still in the process of reviewing the new statement, we do not expect the adoption of this statement to have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Although we are still in the process of reviewing the new statement, we do not expect the adoption of this statement to have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As more fully described in our Annual Report on Form 10-K for the year ended November 2, 2002, we are exposed to various types of market risks, primarily currency risks. We monitor our risks in this area on a continuous basis and generally enter into forward foreign currency contracts to minimize these exposures for periods of less than one year. We do not engage in speculation in our derivative strategies. Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 3 – Legal Proceedings of Part I of our annual report on Form 10-K for the year ended November 2, 2002 and Item 1 – Legal Proceedings of Part II of our quarterly report on Form 10-Q for the quarter ended February 1, 2003.

By notice dated May 16, 2003, Sokolovskaya Investment Company (“SIC”), a mining company in Russia, filed a request for arbitration with the International Court of Arbitration against Joy Mining Machinery Limited (“Joy MM”), an indirect subsidiary of the Company in the United Kingdom, to recover damages alleged to have arisen out of contracts entered into by Joy MM and SIC in 1995 and 1996 for the supply of underground mining equipment and related services. The request for arbitration seeks damages for loss of profit, delay, repairs, loss of use and other consequential damages of at least $67 million. The Company vigorously disputes the claim.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on February 25, 2003, each of our directors was reelected to terms ending at the annual meeting in 2004 and a proposal was adopted approving our 2003 Stock Incentive Plan. The votes cast as to each matter are listed below:

	For	Against	Withheld	Abstained	Broker Non-Votes

Steven L. Gerard	37,769,122	0	1,726,673	0	0
John Nils Hanson	38,155,031	0	1,340,764	0	0
Ken C. Johnsen	36,472,922	0	3,022,873	0	0
James R. Klauser	37,769,122	0	1,726,673	0	0
Richard B. Loynd	38,284,301	0	1,211,494	0	0
P. Eric Siegert	38,284,301	0	1,211,494	0	0
James H. Tate	36,988,101	0	2,507,694	0	0
Stock Incentive Plan	28,111,489	4,450,416	0	93,479	6,840,411

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

Additional factors that could cause actual results to differ materially from those contemplated include:

  Factors affecting customers’ purchases of new equipment, rebuilds, parts and services such as: prices for coal, copper and other commodities mined by our customers, production capacity, stockpiles, and production and consumption rates of coal, copper, iron, gold, oil and other ores and minerals; the cash flows of customers; the cost and availability of financing to customers and the ability of customers to obtain regulatory approval for investments in mining projects; consolidations among customers; the effects of rising energy costs on customer operations; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     10(a) 2003 Stock Incentive Plan

     10(b) Amendment No. 1 2001 Stock Incentive Plan

     99.1 Chief Executive Officer Certification

     99.2 Chief Financial Officer Certification

(b) Reports on Form 8-K

           Form 8-K Report dated as of May 29, 2003 Item 7 - “Financial Statements and Exhibits” and Item 9 - “Regulation FD Disclosure.” (Item 12 – “Results of Operations and Financial Conditions”).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date June 2, 2003	JOY GLOBAL INC. (Registrant) /s/ Donald C. Roof Donald C. Roof Executive Vice President, Chief Financial Officer and Treasurer

Date June 2, 2003	/s/ Michael S. Olsen Michael S. Olsen Vice President and Controller and Chief Accounting Officer

CERTIFICATIONS

I, John Nils Hanson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Joy Global Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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

Date: June 2, 2003
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

Date: June 2, 2003
/s/Donald C. Roof
Donald C. Roof
Executive Vice President, Chief Financial Officer and Treasurer