Form 10-Q
period 2003-08-02
JOY GLOBAL INC
filed 2003-08-28
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED        August 2, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value	Outstanding at August 22, 2003 48,998,974 shares

JOY GLOBAL INC.

FORM 10-Q -- INDEX
August 2, 2003

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net sales	$300,091	$302,304	$838,140	$877,881
Costs and expenses:
Cost of sales	224,810	244,472	637,802	745,439
Product development, selling and administrative expenses	59,776	52,442	175,484	162,339
Restructuring charges	1,044	-	3,212	-
Other income	(1,406)	(178)	(1,996)	(1,224)
Operating income (loss)	15,867	5,568	23,638	(28,673)

Interest expense,net	(5,390)	(6,811)	(16,895)	(22,143)
Loss on early retirement of debt	(261)	-	(261)	(8,100)
Income (loss) before reorganization items	10,216	(1,243)	6,482	(58,916)

Reorganization items - income (expense)	(450)	-	(546)	5,761
Income (loss) before income taxes and minority interest	9,766	(1,243)	5,936	(53,155)

(Provision) benefit for income taxes	(3,225)	385	(2,525)	20,565
Minority interest	-	(408)	-	(1,421)
Net income (loss)	$6,541	$(1,266)	$3,411	$(34,011)

Net income (loss) per share: (Note 6)
Basic	$0.13	$(0.02)	$0.07	$(0.68)
Diluted	$0.13	$(0.02)	$0.07	$(0.68)

Weighted average shares outstanding:
Basic	50,229	50,228	50,229	50,150
Diluted	50,588	50,228	50,393	50,150

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	August 2, 2003	November 2, 2002
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$90,436	$70,906
Accounts receivable, net	167,190	171,534
Inventories	432,448	418,557
Other current assets	36,772	39,110
Total current assets	726,846	700,107

Property, plant and equipment, net	224,993	233,174
Intangible assets, net	180,907	190,541
Other assets	139,561	133,517
Total assets	$1,272,307	$1,257,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term debt	$4,341	$3,032
Trade accounts payable	84,346	73,492
Employee compensation and benefits	40,468	54,490
Income taxes payable	27,151	32,102
Advance payments and progress billings	57,937	26,244
Other accrued liabilities	132,404	128,045
Total current liabilities	346,647	317,405

Long-term debt	202,942	215,085

Other non-current liabilities	348,131	363,003

Minority interest	-	11,230

Shareholders’ equity	374,587	350,616

Total liabilities and shareholders’ equity	$1,272,307	$1,257,339

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
(Unaudited)
(In thousands)

	Nine Months Ended
	August 2,	August 3,
	2003	2002
Net cash provided by operations	$48,628	$67,061
Investing activities:
Property, plant and equipment acquired	(17,368)	(12,571)
Proceeds from sale of property, plant and equipment	1,904	2,536
Purchase of equity interest in subsidiary	(12,316)	-
Other, net	2,814	4,538
Net cash used by investing activities	(24,966)	(5,497)
Financing activities:
Net payments of long-term obligations	(12,962)	(626)
Finance fees	(250)	(8,767)
Increase in short-term notes payable, net	1,159	1,909
Exercise of stock options	34	-
Issuance of 8.75% Senior Subordinated Notes	-	200,000
Redemption of 10.75% Senior Notes	-	(113,686)
Payment of Term Note	-	(100,000)
Net payments under Credit Agreement	-	(28,930)
Net cash provided (used) by financing activities	(12,019)	(50,100)
Effect of Exchange Rate Changes on Cash and
Cash Equivalents	7,887	771
Increase in Cash and Cash Equivalents	19,530	12,235
Cash and Cash Equivalents at Beginning of Period	70,906	39,652
Cash and Cash Equivalents at End of Period	$90,436	$51,887

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
August 2, 2003
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

2. Basis of Presentation

The Condensed Consolidated Financial Statements presented in this quarterly report on Form 10-Q are unaudited and have been prepared by us in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

In the opinion of management, all adjustments necessary for the fair presentation on a going concern basis of the results of operations, cash flows and financial position for all periods presented have been made. All adjustments made are of a normal recurring nature except for those relating to fresh start accounting which are more fully discussed in these notes.

These financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended November 2, 2002. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

The preparation of the financial statements in conformity with generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

We adopted the principles of fresh start accounting set forth in the American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” upon emergence from bankruptcy during fiscal 2001.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002,” effective with the beginning of fiscal 2003. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion No. 30. The provisions of APB Opinion No. 30 distinguish transactions that are part of recurring operations from those that are unusual and infrequent. In accordance with SFAS No. 145, we have reclassified previously reported extraordinary losses on early retirement of debt to a separate line item above the caption “Income (loss) before reorganization items” in our Condensed Consolidated Statement of Operations for the nine months ended August 3, 2002. The reclassification had no effect on the previously reported net loss and reduced previously reported income from continuing operations before extraordinary item by $4.9 million ($0.10 per share) for the nine months ended August 3, 2002.

3. Acquisitions

Effective November 4, 2002, we acquired the 25% interest in our Australian surface mining equipment subsidiary owned by Kobelco Construction Machinery Co. Limited. Payment of the purchase price of approximately $12.3 million, which included $11.2 million of minority interest and $1.1 million in intangible assets, was made on March 18, 2003. As a result, our ownership of the subsidiary increased to 100% and we removed minority interest from our Condensed Consolidated Financial Statements.

4. Borrowings and Credit Facilities

On June 25, 2002, we entered into an amended and restated Credit Agreement (“Credit Agreement”) which consists of a $250 million revolving loan maturing on October 31, 2005. Substantially all of our assets and our domestic subsidiaries’ assets are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (2.25% to 3.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) plus the applicable margin (1.25% to 2.25%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving loan. The Credit Agreement was amended as of October 31, 2002, to, among other things, lower financial covenants for the quarter ended November 2, 2002 and for each quarter in fiscal 2003. At August 2, 2003, we were in compliance with these financial covenants. Earlier in 2002 we issued $200 million in 8.75% Senior Subordinated Notes due March 15, 2012.

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

During the 2003 Third Quarter, Joy retired $8.3 million and $4.3 million (gross principal amounts) of its 8.5% and 8.75%, respectively, industrial revenue bonds (“IRB’s”). Joy recorded a pre-tax charge of $0.26 million related to the redemption of these IRB’s, consisting of a bond redemption premium payment and a non-cash write-off of the associated debt issuance costs.

At August 2, 2003, there were no outstanding borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $250 million credit limit, totaled approximately $58.3 million. The available balance is also limited by a borrowing base calculation. At August 2, 2003, there was approximately $92.7 million available for borrowings under the Credit Agreement.

5. Shareholders’ Equity

We have 150,000,000 shares of authorized common stock, par value $1.00 per share, 50,000,000 of which will ultimately be distributed in connection with our July 12, 2001 (“Effective Date”) emergence from bankruptcy and are deemed outstanding for accounting purposes at the Effective Date. Under our Plan of Reorganization (“POR”), the 50,000,000 shares are being distributed at approximately six month intervals to holders of allowed claims in the bankruptcy case, as the remaining open bankruptcy claims are resolved. On July 31, 2003, we released our fifth distribution under the POR amounting to 1,133,875 shares of common stock, bringing total distributions to date under the POR to 48,766,577 shares. The fifth distribution was based on approximately $1.24 billion of “current adjusted claims” and, when combined with the prior distributions, equated one share of Joy Global Inc. common stock for each $24.72 of allowed claim. As of August 2, 2003, 1,233,423 shares are designated for future distribution under the POR and held in a disputed claim equity reserve pending resolution of remaining open bankruptcy claims.

Our stock incentive plan authorizes the grant of up to 8,056,000 stock options, performance units and other stock-based awards to officers, employees and directors. As of August 2, 2003, stock option grants aggregating approximately 4.5 million shares had been made to approximately 250 individuals. Options to purchase 15,000 shares have also been granted to each of our six outside directors. On February 25, 2003, grants of 5,582 restricted stock units were made to each of our six outside directors. The restricted stock unit grants replace annual stock option grants made to outside directors in prior years. The restricted stock units vest one year after the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered one year after the director's service on the board terminates.

The 2001 and 2003 Performance Unit Award Programs under our Stock Incentive Plan provide long-term incentive compensation opportunities to certain senior executives. Up to approximately 742,000 shares of Common Stock may be earned by the senior executives under the 2001 and 2003 Performance Unit Award Programs if, at the end of a three and one quarter year award cycle, for the 2001 Performance Unit Awards, or at the end of a three year award cycle, for the 2003 Performance Unit Awards, cumulative net cash flow, as defined in the performance award agreements, exceeds certain threshold amounts. Each performance unit represents the right to earn one share of common stock. Awards can range from 0% to 150% of the target award opportunities. In the event of a change in control, the performance units are paid out in cash based on the greater of actual performance or target award. As of May 3, 2003, the compensation expense charge for these awards was $2.2 million, all of which was recognized in fiscal 2003..

As of August 2, 2003, awards under the stock incentive plan, our stock-based employee compensation plan, were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	August 2,	August 3,	August 2,	August 3,
In thousands except per share data	2003	2002	2003	2002
Net income (loss), as reported	$6,541	$(1,266)	$3,411	$(34,011)
Add:
Compensation expense included
in reported net income, net of
related tax effect	481	-	1,424	-
Deduct:
Compensation expense determined
under SFAS No. 123, net of related taxes	(1,979)	(1,687)	(6,621)	(3,948)
Pro forma net income (loss)	$5,043	$(2,953)	$(1,786)	$(37,959)
Earnings (loss) per share
As reported
Basic	$0.13	$(0.02)	$0.07	$(0.68)
Diluted	$0.13	$(0.02)	$0.07	$(0.68)
Pro forma
Basic	$0.10	$(0.06)	$(0.04)	$(0.76)
Diluted	$0.10	$(0.06)	$(0.04)	$(0.76)

Separate Statements of Shareholders’ Equity are not required to be presented for interim periods. However, comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	August 2,	August 3,	August 2,	August 3,
In thousands	2003	2002	2003	2002
Net loss	$6,541	$(1,266)	$3,411	$(34,011)
Comprehensive income (loss):
Translation adjustment	3,055	1,933	20,237	2,617
Derivative fair value adjustment	(157)	(556)	289	(286)
Total comprehensive income (loss)	$9,439	$111	$23,937	$(31,680)

6. Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed based on the weighted-average number of ordinary shares outstanding during each period. Diluted net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus dilutive potential ordinary shares considered outstanding during the period, in accordance with SFAS No. 128, “Earnings per Share.” Under SFAS No. 128, additional shares associated with the performance units are not to be included in the diluted earnings per share denominator until the performance and vesting criteria have been met.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	August 2,	August 3,	August 2,	August 3,
In thousands except per share data	2003	2002	2003	2002
Numerator:
Net income (loss)	$6,541	$(1,266)	$3,411	$(34,011)
Denominator:
Denominator for basic earnings per share -
Weighted average shares	50,229	50,228	50,229	50,150
Effect of dilutive securities:
Stock options	359	-	164	-
Denominator for diluted earnings per share -
Adjusted weighted average shares and
Assumed conversions	50,588	50,228	50,393	50,150
Basic earnings (loss) per share	$0.13	$(0.02)	$0.07	$(0.68)
Diluted earnings (loss) per share	$0.13	$(0.02)	$0.07	$(0.68)

7. Contingent Liabilities:

The Company and certain of its present and former senior executives were named as defendants in a class action, captioned in re: Harnischfeger Industries, Inc. Securities Litigation, filed in the United States District Court for the Eastern District of Wisconsin on June 5, 1998. This action sought damages in an unspecified amount on behalf of a class of purchasers of our common stock, based principally on allegations that our disclosures with respect to certain contracts of Beloit Corporation, a former business unit, violated the federal securities laws. An order and final judgement approving the settlement of this matter was issued by the District Court on November 22, 2002. Our responsibility for the settlement was paid out of our available insurance.

The Official Committee of Unsecured Creditors of Beloit Corporation, purportedly suing in its own right and in the name and on behalf of Beloit Corporation, filed suit in the Milwaukee County Circuit Court on June 5, 2001 against certain present and former officers of the Company and Beloit Corporation seeking both money damages in excess of $300 million and declaratory relief. Among other things, the plaintiff alleges that the defendants should be held liable for “waste and mismanagement of Beloit’s assets.” Plaintiff also alleges that settlement agreements reached with certain former officers of the Company constituted fraudulent transfers and should be deemed null and void. Plaintiffs have agreed that any judgement will be limited to and satisfied out of our available insurance. Milwaukee County Court dismissed this matter on May 24, 2002. Plaintiff appealed this decision to the Wisconsin Court of Appeals. On July 1, 2003, the appeals court reversed the decision and remanded the case to the county court. The defendants then filed a petition for review with the Wisconsin Supreme Court.

The Beloit Liquidating Trust also filed a motion in the Bankruptcy Court for reallocation and reimbursement of professional fees and intercompany expenses. We filed an expert report with the Bankruptcy Court indicating that the Beloit Liquidating Trust owes us additional monies for professional fees. Discovery in this matter is continuing.

John G. Kling, purportedly on his own behalf and “in a representative capacity for the Harnischfeger Industries Employees’ Savings Plan,” filed suit in the United States District Court for the District of Massachusetts on November 9, 2001, against certain of the Company’s present and former employees, officers and directors. This action seeks damages in an unspecified amount based on, among other things, allegations that the members of the Company’s Pension Investment Committee, the Pension Committee of the Company’s Board of Directors and Fidelity Management Trust Company failed to properly discharge their fiduciary obligations under ERISA with respect to the “Harnischfeger Common Stock Fund” in the Harnischfeger Industries Employees’ Savings Plan. The individual defendants’ March 29, 2002 motion to dismiss this matter was not granted by the District Court. A motion to dismiss our former directors from this action is pending.

On February 27, 2003, Joy Mining Machinery Limited ("Joy MM"), a subsidiary of the Company located in the United Kingdom, commenced an arbitration in the International Centre for the Settlement of Investment Disputes against The General Organization for Industrial and Mining Projects ("IMC"), an agency of the government of Egypt, to resolve certain disputes arising under an agreement entered into in 1998 between Joy MM and IMC relating to underground mining equipment for the Abu Tartur project in Egypt. Legal proceedings commenced by IMC against Joy MM in Egypt in this matter in late 2002 are pending. IMC may seek wrongfully to draw on approximately $15 million in bank guarantees established for the benefit of IMC in connection with the agreement.

By notice dated May 16, 2003, Sokolovskaya Investment Company (“SIC”), a mining company in Russia, filed a request for arbitration with the ICC International Court of Arbitration against Joy MM to recover damages alleged to have arisen out of contracts entered into by Joy MM and SIC in 1995 and 1996 for the supply of underground mining equipment and related services. The request for arbitration seeks damages for loss of profit, delay, repairs, loss of use and other consequential damages of at least $67 million. The Company vigorously disputes the claim. The arbitration panel has been selected and proceedings before it are commencing.

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

8. Inventories

Consolidated inventories consisted of the following:

	August 2,	November 2,
In thousands	2003	2002
Finished goods	$254,855	$238,413
Work in process	150,509	157,896
Raw materials	27,084	22,248
	$432,448	$418,557

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

The following table reconciles the changes in the Company's product warranty reserve as of and for the Three and Nine Months ended August 2, 2003:

	Three Months	Nine Months
	Ended	Ended
	August 2,	August 2,
In thousands	2003	2003
Balance, beginning of period	$33,734	$33,904
Accrual for warranty expensed during the period	4,719	12,655
Settlements made during the period	(5,563)	(12,986)
Change in liability for pre-existing warranties
during the period, including expirations	(1,083)	(2,079)
Effect of foreign currency translation	382	695
Balance, end of period	$32,189	$32,189

10. Restructuring Charges

Costs associated with restructuring activities, other than those activities covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or that involve an entity newly acquired in a business combination, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Accordingly, costs associated with such activities are recorded as restructuring costs in the consolidated statements of operations when the liability is incurred. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 for the three and nine Months ended August 2, 2003.

	One-time		Other
	Termination	Abandoned	Associated	Total
In thousands	Benefits	Assets	Costs	Charges
Three Months ended August 2, 2003
P&H Mining Equipment	$-	$-	$186	$186
Joy Mining Machinery	320	110	428	858
	$320	$110	$614	$1,044
Nine Months ended August 2, 2003
P&H Mining Equipment	$-	$1,154	$365	$1,519
Joy Mining Machinery	384	638	671	1,693
	$384	$1,792	$1,036	$3,212

During the 2003 First Quarter, we began implementing a manufacturing capacity rationalization at our P&H Mining Equipment Milwaukee location. A reduction of factory space by 350,000 square feet will result in a facility that is more efficient yet still capable of producing the entire world’s expected needs for the P&H range of surface mining products. The rationalization will take most of fiscal 2003 to complete, and is expected to result in first year savings greater than the cash costs to implement. The expected costs are estimated at $2.1 million. In accordance with SFAS No. 144, approximately $1.2 million of restructuring charges were incurred for property, plant and equipment determined to be either held for sale or disposed of other than by sale in the 2003 First Quarter. In addition, approximately $0.2 million and $0.4 million were incurred for costs to close and consolidate the facility in accordance with SFAS No. 146 in the 2003 Third Quarter and 2003 Nine Months, respectively.

During the 2003 Second Quarter, Joy Mining Machinery began implementing a manufacturing capacity rationalization plan for North America. The expected costs for the Joy North American manufacturing capacity rationalization are estimated at $3.9 million. Included in this amount is $2.2 million for one-time termination benefits for an estimated 132 employees, including salaried and non-salaried employees, $0.6 million for abandoned assets, and $1.1 million for other associated costs. As of August 2, 2003, Joy had recorded charges of $0.4 million for termination benefits related to the involuntary termination of 23 employees, charges of $0.6 million for the abandonment of excess warehousing equipment at its Franklin, Pennsylvania facility, and $0.7 million for equipment relocation costs.

11. Reorganization Items

Reorganization items include income, expense and loss that were realized or incurred as a result of our reorganization under Chapter 11 of the Bankruptcy Code. For the nine months ended August 2, 2003, approximately $0.5 million was recorded for professional fees relating to the bankruptcy. The $5.8 million reorganization item at August 3, 2002, represented the collection of a fully reserved note from Beloit Corporation and professional fee settlements offset by legal fees, a loss on the sale of a building related to pre-emergence activities, and a write-down of a note receivable related to a discontinued operation.

12. Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after August 21, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Although we are still in the process of reviewing the new statement, we do not expect the adoption of this statement to have a material impact on our financial statements.

13. Segment Information

At August 2, 2003, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income or expense and provision (benefit) for income taxes. There are no significant intersegment sales. Total assets are those used in our operations in each segment. Corporate assets consist primarily of deferred financing costs, cash and cash equivalents and deferred income taxes.

In thousands	Net Sales	Operating Income (Loss)	Total Assets
		(1)
2003 Third Quarter Underground Mining Machinery	$166,050	$12,201	$657,882
Surface Mining Equipment	134,041	9,003	483,179
Total operations	300,091	21,204	1,141,061
Corporate	-	(5,337)	131,246
Consolidated Total	$300,091	$15,867	$1,272,307

2002 Third Quarter Underground Mining Machinery	$193,274	$7,451	$697,462
Surface Mining Equipment	109,030	2,885	508,407
Total operations	302,304	10,336	1,205,869
Corporate	-	(4,768)	87,343
Consolidated Total	$302,304	$5,568	$1,293,212
2003 Nine Months Underground Mining Machinery	$473,703	$23,825	$657,882
Surface Mining Equipment	364,437	15,284	483,179
Total operations	838,140	39,109	1,141,061
Corporate	-	(15,471)	131,246
Consolidated Total	$838,140	$23,638	$1,272,307

2002 Nine Months Underground Mining Machinery	$575,445	$3,544	$697,462
Surface Mining Equipment	302,436	(18,807)	508,407
Total operations	877,881	(15,263)	1,205,869
Corporate	-	(7,649)	87,343
Consolidated Total	$877,881	$(22,912)	$1,293,212

(1) - Includes fresh start accounting charges of $3.0 million, $9.0 million, $4.7 million and $46.8 million for Underground Mining Machinery and $2.3 million, $7.9 million, $2.3 million and $28.8 million for Surface Mining Equipment for the 2003 Third Quarter, 2003 Nine Months, 2002 Third Quarter and 2002 Nine Months, respectively.

14. Subsidiary Guarantors

The following tables present condensed consolidated financial information for the 2003 Third Quarter, 2002 Third Quarter, 2003 Nine Months and 2002 Nine Months for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Subordinated Notes, which include substantially all the domestic subsidiaries of the Company (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of the foreign subsidiaries of the Company (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidated
Statement of Operations
(Unaudited)
(In thousands)

	2003 Third Quarter					2002 Third Quarter
	Parent Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elims	Consolidated	Parent Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elims	Consolidated
Net sales	$-	$191,523	$166,621	$(58,053)	$300,091	$-	$204,534	$177,546	$(79,776)	$302,304

Cost of sales	-	145,830	128,984	(50,004)	224,810	-	166,549	148,347	(70,424)	244,472
Product development, selling and administrative expenses	4,624	36,286	19,116	(250)	59,776	2,755	35,951	13,736	-	52,442
Restructuring charges	-	1,044	-	-	1,044	-	-	-	-	-
Other (income) expense	-	(574)	(832)	-	(1,406)	44	(360)	138	-	(178)
Operating income (loss)	(4,624)	8,937	19,353	(7,799)	15,867	(2,799)	2,394	15,325	(9,352)	5,568

Intercompany items	2,293	5,698	(14,717)	6,726	-	7,122	(8,590)	(7,892)	9,360	-
Interest income (expense), net	(5,967)	(352)	929	-	(5,390)	(7,025)	(235)	449	-	(6,811)
Income (loss) before reorganization items and early retirement of debt	(8,298)	14,283	5,565	(1,073)	10,477	(2,702)	(6,431)	7,882	8	(1,243)

Reorganization items	(450)	-	-	-	(450)	-	-	-	-	-
Loss on early retirement of debt	-	(261)	-	-	(261)	-	-	-	-	-
Income (loss) before income taxes and minority interest	(8,748)	14,022	5,565	(1,073)	9,766	(2,702)	(6,431)	7,882	8	(1,243)

(Provision) benefit for income taxes	1,824	(1,819)	(3,230)	-	(3,225)	3,962	(1,210)	(2,367)	-	385
Minority interest	-	-	-	-	-	-	(408)	-	-	(408)
Equity in income (loss) of subsidiaries	13,465	14,660	960	(29,085)	-	(2,526)	13,988	(1,979)	(9,483)	-
Net income (loss)	$6,541	$26,863	$3,295	$(30,158)	$6,541	$(1,266)	$5,939	$3,536	$(9,475)	$(1,266)

Condensed Consolidated
Statement of Operations
(Unaudited)
(In thousands)

	2003 Nine Months					2002 Nine Months
	Parent Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elims	Consolidated	Parent Company	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Elims	Consolidated
Net sales	$-	$537,239	$480,333	$(179,432)	$838,140	$-	$617,855	$470,354	$(210,328)	$877,881

Cost of sales	-	417,446	376,054	(155,698)	637,802	-	533,337	389,741	(177,639)	745,439
Product development, selling and administrative expenses	13,338	109,241	53,155	(250)	175,484	10,075	115,975	36,289	-	162,339
Restructuring charges	-	3,212	-	-	3,212	-	-	-	-	-
Other (income) expense	-	(1,083)	(913)	-	(1,996)	-	(1,135)	(89)	-	(1,224)
Operating income (loss)	(13,338)	8,423	52,037	(23,484)	23,638	(10,075)	(30,322)	44,413	(32,689)	(28,673)

Intercompany items	7,826	5,450	(36,392)	23,116	-	18,861	(27,252)	(22,478)	30,869	-
Interest income (expense), net	(17,858)	(882)	1,845	-	(16,895)	(22,411)	(852)	1,120	-	(22,143)
Income (loss) before reorganization items and early retirement of debt	(23,370)	12,991	17,490	(368)	6,743	(13,625)	(58,426)	23,055	(1,820)	(50,816)

Reorganization items	(587)	41	-	-	(546)	6,106	(345)	-	-	5,761
Loss on early retirement of debt	-	(261)	-	-	(261)	(8,100)	-	-	-	(8,100)
Income (loss) before income taxes and minority interest	(23,957)	12,771	17,490	(368)	5,936	(15,619)	(58,771)	23,055	(1,820)	(53,155)

(Provision) benefit for income taxes	9,848	(3,641)	(8,732)	-	(2,525)	35,179	(4,168)	(10,446)	-	20,565
Minority interest	-	-	-	-	-	-	(1,421)	-	-	(1,421)
Equity in income (loss) of subsidiaries	17,520	32,424	2,720	(52,664)	-	(53,571)	40,070	-	13,501	-
Net income (loss)	$3,411	$41,554	$11,478	$(53,032)	$3,411	$(34,011)	$(24,290)	$12,609	$11,681	$(34,011)

Condensed Consolidated
Balance Sheet
August 2, 2003
(Unaudited)
(In thousands)

In thousands	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS Current assets: Cash and cash equivalents	$25,508	$(990)	$65,918	$-	$90,436
Accounts receivable, net	-	80,958	91,085	(4,853)	167,190
Inventories	-	263,510	197,569	(28,631)	432,448
Other current assets	15,596	8,363	13,605	(792)	36,772
Total current assets	41,104	351,841	368,177	(34,276)	726,846

Property, plant and equipment, net	498	155,194	69,301	-	224,993
Intangible assets, net	-	180,907	-	-	180,907
Investment in affiliates	1,064,178	548,509	18,204	(1,630,891)	-
Intercompany accounts, net	(290,970)	383,414	(56,641)	(35,803)	-
Other assets	84,119	6,662	48,780	-	139,561
Total assets	$898,929	$1,626,527	$447,821	$(1,700,970)	$1,272,307

LIABILITIES AND SHAREHOLDERS’ EQUITY Current liabilities: Short-term notes payable, including current portion of long-term debt	$-	$524	$3,817	$-	$4,341
Trade accounts payable	106	38,216	46,024	-	84,346
Income taxes payable	6,098	2,491	18,562	-	27,151
Other accrued liabilities	35,402	107,284	105,360	(17,237)	230,809
Total current liabilities	41,606	148,515	173,763	(17,237)	346,647

Long-term debt	200,000	301	2,641	-	202,942

Other non-current liabilities	282,736	59,547	5,848	-	348,131

Shareholders’ equity	374,587	1,418,164	265,569	(1,683,733)	374,587

Total liabilities and shareholders’ equity	$898,929	$1,626,527	$447,821	$(1,700,970)	$1,272,307

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

Condensed Consolidated
Statement of Cash Flow
(Unaudited)
(In thousands)

	2003 Nine Months				2002 Nine Months
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(11,578)	$36,202	$24,004	$48,628	$57,790	$(1,718)	$10,989	$67,061

Investing activities: Property, plant and equipment acquired	-	(11,288)	(6,080)	(17,368)	-	(8,388)	(4,183)	(12,571)
Proceeds from sale of property, plant and equipment	-	784	1,120	1,904	-	2,012	524	2,536
Purchase of equity interest in subsidiary	-	(12,316)	-	(12,316)	-	-	-	-
Other, net	3,499	(1,862)	1,177	2,814	(4,835)	9,504	(131)	4,538
Net cash provided (used) by investing activities:	3,499	(24,682)	(3,783)	(24,966)	(4,835)	3,128	(3,790)	(5,497)
Financing activities: Net payments under Credit Agreement	-	-	-	-	(28,930)	-	-	(28,930)
Financing fees	(250)	-	-	(250)	(8,767)	-	-	(8,767)
Issuance of 8.75% Senior Subordinated Notes	-	-	-	-	200,000	-	-	200,000
Redemption of 10.75% Senior Notes	-	-	-	-	(113,686)	-	-	(113,686)
Payment of Term Note	-	-	-	-	(100,000)	-	-	(100,000)
Net issuance (payments) of long-term obligations	-	(13,380)	418	(12,962)	-	28	(654)	(626)
Increase (decrease) in short-term of long-term obligations	-	2	1,157	1,159	-	-	1,909	1,909
Exercise of stock options notes payable, net	34	-	-	34	-	-	-	-
Net cash provided (used) by financing activities	(216)	(13,378)	1,575	(12,019	(51,383)	28	1,255	(50,100)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	-	-	7,887	7,887	-	-	771	771
Increase (Decrease) in Cash and Cash Equivalents	(8,295)	(1,858)	29,683	19,530	1,572	1,438	9,225	12,235
Cash and Cash Equivalents at Beginning of Period	33,803	868	36,235	70,906	8,531	(3,107)	34,228	39,652
Cash and Cash Equivalents at End of Period	$25,508	$(990)	$65,918	$90,436	$10,103	$(1,669)	$43,453	$51,887

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those risks, uncertainties and assumptions described in Item 5 - Other Information - Forward-Looking Statements and Cautionary Factors in Part II of this report. References to the “Company,” “we,” “us,” and “our” refer to Joy Global Inc.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements.

2003 Third Quarter as compared to 2002 Third Quarter

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Operations:

	2003	2002
	Third	Third
Net Sales (In thousands)	Quarter	Quarter
Underground Mining Machinery	$166,050	$193,274
Surface Mining Equipment	134,041	109,030
	$300,091	$302,304

Total net sales for the 2003 Third Quarter were relatively equal to total net sales in the 2002 Third Quarter.

Net sales for underground mining machinery for the 2003 Third Quarter were $27.2 million lower than net sales in the 2002 Third Quarter. Sales of new machines decreased while sales of aftermarket products and services increased. The decrease in new machine sales was due to lower sales of roof supports in the United States and the markets served out of the United Kingdom and lower shipments of haulage equipment in the United States. Aftermarket product and service sales in the United States increased compared to a year ago as parts and components sales recovered from the depressed markets of the prior four quarters. In addition, aftermarket products and service sales in South Africa and Australia were higher than a year ago, principally as a result of an increase in complete machine rebuilds in South Africa and Australia and a favorable currency translation of the South African Rand.

Net sales for surface mining equipment in the 2003 Third Quarter were $25.0 million higher than net sales in the 2002 Third Quarter. The increase was due to higher aftermarket product and service sales in Australia, North America and South America. New machine sales were comparable to those of the 2003 Third Quarter.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Operations, adjustments due to fresh start accounting and restructuring charges, and the resulting adjusted operating income. We believe that this presentation of adjusted operating income provides more comparability between years, especially in regards to the fresh start accounting items:

	2003	2002
	Third	Third
In thousands	Quarter	Quarter
Operating income (loss):
Underground Mining Machinery	$12,201	$7,451
Surface Mining Equipment	9,003	2,885
Corporate Expense	(5,337)	(4,768)
Total	$15,867	$5,568
Adjustments to operating income (loss):
Fresh Start Accounting Items	$5,331	$6,989
Restructuring Charges	1,044	-
	$6,375	$6,989
Adjusted operating income (loss):
Underground Mining Machinery	$16,064	$12,143
Surface Mining Equipment	11,515	5,182
Corporate Expense	(5,337)	(4,768)
Total	$22,242	$12,557

The 2003 Third Quarter fresh start accounting items consist of $3.3 million of additional depreciation expense associated with revalued property, plant and equipment and $2.0 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. In addition, restructuring charges of $1.0 million were incurred for the manufacturing capacity rationalization at our Joy and P&H locations. The 2002 Third Quarter fresh start accounting items consisted of adjustments to operating income of $2.0 million for the increase to fair value of inventory that was charged to cost of sales, $3.3 million of additional depreciation expense associated with revalued property, plant and equipment, and $1.7 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets.

Operating income for the 2003 Third Quarter increased by $10.3 million compared to operating income for the 2002 Third Quarter while adjusted operating income for the 2003 Third Quarter increased by $9.7 million compared to adjusted operating income for the 2002 Third Quarter.

Operating income for underground mining machinery for the 2003 Third Quarter was $12.2 million compared to $7.5 million for the 2002 Third Quarter. Despite a decrease in sales volumes, operating income increased primarily due to a favorable sales mix to include a larger percentage of aftermarket products and services, a decrease in fresh start accounting items and an adverse manufacturing variance included in the 2002 Third Quarter. These were partially offset by increases in insurance and pension expense and a provision for the annual performance bonus.

Operating income for surface mining equipment for the 2003 Third Quarter was $9.0 million compared to $2.9 million for the 2002 Third Quarter. The improvement in operating income was due to an increase in sales volume, a favorable sales mix to include a larger percentage of aftermarket parts and services, and an increase in manufacturing absorption, partially offset by increases in insurance and pension expense and a provision for the annual performance bonus.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense increased to $59.8 million in the 2003 Third Quarter compared to $52.4 million in the 2002 Third Quarter. This increase was due primarily to an increase in our general insurance and pension expenses, provision for the annual performance bonus, and the compensation expense for performance units. In addition, the weakening of the dollar caused an unfavorable impact in the translation of non-U.S. denominated expenses into U.S. dollars. Product development, selling and administrative expense as a percentage of net sales for the 2003 Third Quarter was 19.9% compared to 17.3% for the 2002 Third Quarter.

Interest Expense

Net interest expense for the 2003 Third Quarter decreased to $5.4 million, which included $1.3 million of interest income and $6.7 million of interest expense, as compared to $6.8 million in the 2002 Third Quarter, which included $0.8 million of interest income and $7.6 million of interest expense. The decrease in interest expense was principally due to a 2% interest rate reduction from the redemption of the 10.75% Senior Notes and the subsequent issuance of the 8.75% Senior Subordinated Notes. The increase in interest income was primarily due to higher interest rates on cash balances in South Africa. No borrowings were made under the Credit Facility during the 2003 Third Quarter.

Provision for Income Taxes

Income tax expense for the 2003 Third Quarter increased to $3.2 million as compared to a $0.4 million income tax benefit in the 2002 Third Quarter. On a consolidated basis, the Company’s effective income tax rates for the 2003 and the 2002 Third Quarters were 33.0% and 31.0%, respectively.

2003 Nine Months as compared to 2002 Nine Months

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Operations:

	2003	2002
	Nine	Nine
Net Sales (In thousands)	Months	Months
Underground Mining Machinery	$473,703	$575,445
Surface Mining Equipment	364,437	302,436
	$838,140	$877,881

Total net sales for the 2003 Nine Months were 4.5% less than total net sales in the 2002 Nine Months.

Net sales for underground mining machinery for the 2003 Nine Months were $101.7 million lower than net sales in the 2002 Nine Months. The decrease resulted from decreases in new machine sales. Sales of aftermarket products and services for the 2003 Nine Months were comparable to such sales for the 2002 Nine Months. The decline in new machine sales this year as compared to last year was primarily due to lower sales of continuous miners and roof supports in the United States and the markets served out of the United Kingdom partially offset by an increase in sales of continuous miners in Australia. Aftermarket product and service sales were higher than a year ago, principally as a result of an increase in complete machine rebuilds in South Africa and a favorable currency translation of the South African Rand denominated sales.

Net sales for surface mining equipment in the 2003 Nine Months were $62.0 million higher than net sales in the 2002 Nine Months. The increase was due to both higher new machine sales and an increase in aftermarket product and service sales. The increase in new machine sales this year as compared to last year was due to a higher demand for electric shovels in Canada and the continued construction of a walking dragline in Australia. The increase in aftermarket product and service sales was due to higher parts sales in North America and South America and increased service sales in the United States, Chile and Australia.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statements of Operations, adjustments due to fresh start accounting and restructuring charges, and the resulting adjusted operating income. We believe that this presentation of adjusted operating income provides more comparability between years, especially in regards to the fresh start accounting items:

	2003	2002
	Nine	Nine
In thousands	Months	Months
Operating income (loss):
Underground Mining Machinery	$23,825	$3,544
Surface Mining Equipment	15,284	(18,807)
Corporate Expense	(15,471)	(13,410)
Total	$23,638	$(28,673)
Adjustments to operating income (loss):
Fresh Start Accounting Items	$16,017	$75,589
Restructuring Charges	3,212	-
	$19,229	$75,589
Adjusted operating income (loss):
Underground Mining Machinery	$34,522	$50,306
Surface Mining Equipment	23,816	10,020
Corporate Expense	(15,471)	(13,410)
Total	$42,867	$46,916

The 2003 Nine Months fresh start accounting items consist of $9.9 million of additional depreciation expense associated with revalued property, plant and equipment and $6.1 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. In addition, restructuring charges of $3.2 million were incurred for manufacturing capacity rationalizations at our Joy and P&H locations. The 2002 Nine Months fresh start accounting items consisted of adjustments to operating income of $53.3 million for the increase to fair value of inventory that was charged to cost of sales, $10.0 million of additional depreciation expense associated with revalued property, plant and equipment, and $12.3 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets.

Operating income for the 2003 Nine Months increased by $52.3 million compared to operating income for the 2002 Nine Months while adjusted operating income for the 2003 Nine Months decreased by $4.0 million compared to adjusted operating income for the 2002 Nine Months.

Operating income from underground mining machinery for the 2003 Nine Months was $23.8 million compared to $3.5 million for the 2002 Nine Months. The increase in operating income was due to the fresh start accounting items. Adjusted operating income for the 2003 Nine Months was $34.5 million compared to $50.3 million for the 2002 Nine Months. The decrease in adjusted operating income was due to the decrease in sales volumes, unfavorable manufacturing absorption and additional pension and insurance expense, partially offset by a reduction in spending and the elimination of unfavorable manufacturing variances in the United Kingdom associated with roof support production and benefits from our strategic sourcing initiative.

Operating income for surface mining equipment for the 2003 Nine Months was $15.3 million compared to a $(18.8) million operating loss for the 2002 Nine Months. The improvement in operating income was due to the fresh start accounting items, higher sales volume, increased manufacturing absorption, continued cost controls and benefits from our strategic sourcing initiative, partially offset by increases in pension and insurance expense and the provision for the annual performance bonus.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense increased to $175.5 million in the 2003 Nine Months compared to $162.3 million in the 2002 Nine Months. This increase was due primarily to an increase in our general insurance and pension expenses, provision for the annual performance bonus and the compensation expense for performance units. Product development, selling and administrative expense as a percentage of net sales for the 2003 Nine Months was 20.9% compared to 18.5% for the 2002 Nine Months.

Interest Expense

Net interest expense for the 2003 Nine Months decreased to $16.9 million, which included $3.8 million of interest income and $20.7 million of interest expense as compared to $22.1 million in the 2002 Nine Months, which included $2.1 million of interest income and $24.2 million of interest expense. The decrease in interest expense was principally due to a 2% interest rate reduction from the redemption of the 10.75% Senior Notes and the subsequent issuance of the 8.75% Senior Subordinated Notes. The increase in interest income was primarily due to higher interest rates on cash balances in South Africa.

Provision for Income Taxes

Income tax provision for the 2003 Nine Months was $2.5 million as compared to a $20.6 million income tax benefit in the 2002 Nine Months. The change in tax provision was driven primarily by the global mix of earnings and the recognition of approximately $60.0 million less of fresh start accounting adjustments over the prior year. On a consolidated basis, the Company’s effective income tax rates for the 2003 Nine Months and the 2002 Nine Months were 42.5% and 38.7%, respectively.

Liquidity and Capital Resources

At August 2, 2003, the Company had $90.4 million in cash and cash equivalents and working capital of $380.2 million, as compared to $70.9 million in cash, cash equivalents and short-term investments and working capital of $382.7 million at November 2, 2002.

Operating Activities

During the 2003 Nine Months cash provided by operations was $48.6 million compared to $67.1 million in the 2002 Nine Months. The decrease in operating cash flow was primarily a result of a $36.5 million pension contribution in addition to the minimum funding requirement partially offset by improvements in operating performance and working capital. A $6.5 million increase in cash flow from working capital, before giving effect to currency translation adjustments, in the 2003 Nine Months primarily reflects decreases in accounts receivable, inventories and other current assets and increases in trade accounts payable and advance payments and progress billings offset by a decrease in other accrued liabilities.

Investing Activities

Our 2003 Nine Months capital expenditures of $17.4 million were higher than the $12.6 million reported in the 2002 Nine Months. We expect to fund our capital expenditures in 2003 with operating cash flows and available cash. During the 2003 Nine Months, we collected $3.5 million on a note receivable and paid $12.3 million for the remaining equity interest in our Australian subsidiary.

Financing Activities

During the 2003 Nine Months, we paid approximately $13.0 million for the redemption of two industrial revenue bonds (“IRB’s”) and our short-term notes increased by approximately $1.2 million.

Based upon the current level of operations, we believe that cash flow from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future cash requirements.

Credit Facility

On June 25, 2002, we entered into an amended and restated Credit Agreement (“Credit Agreement”) which consists of a $250 million revolving loan maturing on October 31, 2005. Substantially all of our assets and our subsidiaries’ assets are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (2.25% to 3.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) plus the applicable margin (1.25% to 2.25%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving loan. The Credit Agreement was amended as of October 31, 2002, to, among other things, lower financial covenants for the quarter ended November 2, 2002 and for each quarter in fiscal 2003. At August 2, 2003, we were in compliance with these financial covenants.

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

During the 2003 Third Quarter, Joy retired $8.3 million and $4.3 million (gross principal amounts) of its 8.5% and 8.75%, respectively, IRB’s. Joy recorded a pre-tax charge of $0.26 million related to the redemption of these IRB’s, consisting of a bond redemption premium payment and a non-cash write-off of the associated debt issuance costs.

At August 2, 2003, there were no outstanding borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $250 million credit limit, totaled approximately $58.3 million. The available balance is also limited by a borrowing base calculation. At August 2, 2003, there was approximately $92.7 million available for borrowings under the Credit Agreement.

Off-Balance Sheet Arrangements

We lease various assets under operating leases. The aggregate payments under operating leases as of August 2, 2003 are disclosed below in the table of Disclosures about Contractual Obligations and Commercial Commitments. No significant changes to lease commitments have occurred since August 2, 2003. We have no other off-balance sheet arrangements.

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of August 2, 2003:

		Less than	1 - 3	4 - 5	After 5
Contractual Obligations	Total	1 year	years	years	years
Long-Term Debt	$202,302	$66	$121	$115	$200,000
Short-Term Notes Payable	3,024	3,024	-	-	-
Capital Lease Obligations	3,957	1,251	1,540	848	318
Operating Leases	27,259	11,557	11,756	2,239	1,707
Total	$234,542	$15,898	$13,417	$3,202	$202,025

Bookings and Backlog

New order bookings for the 2003 Nine Months totaled $861.1 million, a decrease of $59.1 million from the 2002 Nine Months. Decreased bookings for the 2003 Nine Months resulted from lower bookings for original equipment for both underground mining machinery and surface mining equipment partially offset by higher bookings for aftermarket parts and service for surface mining equipment.

Our backlog as of August 2, 2003 was $279.9 million compared to $256.9 million at the beginning of the fiscal year. This backlog included $166.3 million related to underground mining machinery as compared to $126.2 million at the end of fiscal 2002, and $113.6 million related to surface mining equipment as of August 2, 2003 as compared to $130.7 million at the end of fiscal 2002. This increase in backlog was the result of aftermarket parts orders exceeding their shipments for surface mining equipment and orders for original equipment exceeding their shipments for underground mining machinery. These backlog amounts exclude customer arrangements under long-term equipment life cycle management contracts that extend for up to thirteen years.

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

Other Significant Items

Acquisitions

Effective November 4, 2002, we acquired the 25% interest in our Australian surface mining equipment subsidiary owned by Kobelco Construction Machinery Co. Limited. Payment of the purchase price of approximately $12.3 million, which included $11.2 million of minority interest and $1.1 million in intangible assets, was made on March 18, 2003. As a result, our ownership of the subsidiary increased to 100% and we removed minority interest from our Condensed Consolidated Financial Statements.

Restructuring Charges

During the 2003 First Quarter, we began implementing a manufacturing capacity rationalization at our P&H Mining Equipment Milwaukee location. A reduction of factory space by 350,000 square feet will result in a facility that is more efficient yet still capable of producing the entire world’s expected needs for the P&H range of surface mining products. The rationalization will take most of fiscal 2003 to complete, and is expected to result in first year savings greater than the cash costs to implement. The expected costs are estimated at $2.1 million. In accordance with SFAS No. 144, approximately $1.2 million of restructuring charges were incurred for property, plant and equipment determined to be either held for sale or disposed of other than by sale in the 2003 First Quarter. In addition, approximately $0.2 million and $0.4 million were incurred for costs to close and consolidate the facility in accordance with SFAS No. 146 in the 2003 Third Quarter and 2003 Nine Months, respectively.

During the 2003 Second Quarter, Joy Mining Machinery began implementing a manufacturing capacity rationalization plan for North America. The expected costs for the Joy North American manufacturing capacity rationalization are estimated at $3.9 million. Included in this amount is $2.2 million for one-time termination benefits for an estimated 132 employees, including salaried and non-salaried employees, $0.6 million for abandoned assets, and $1.1 million for other associated costs. As of August 2, 2003, Joy has recorded charges of $0.4 million for termination benefits related to the involuntary termination of 23 employees, charges of $0.6 million for the abandonment of excess warehousing equipment at its Franklin, Pennsylvania facility, and $0.7 million for equipment relocation costs.

Contingent Liabilities:

On February 27, 2003, Joy Mining Machinery Limited ("Joy MM"), a subsidiary of the Company located in the United Kingdom, commenced an arbitration in the International Centre for the Settlement of Investment Disputes against The General Organization for Industrial and Mining Projects ("IMC"), an agency of the government of Egypt, to resolve certain disputes arising under an agreement entered into in 1998 between Joy MM and IMC relating to underground mining equipment for the Abu Tartur project in Egypt. Legal proceedings commenced by IMC against Joy MM in Egypt in this matter in late 2002 are pending. IMC may seek wrongfully to draw on approximately $15 million in bank guarantees established for the benefit of IMC in connection with the agreement.

By notice dated May 16, 2003, Sokolovskaya Investment Company (“SIC”), a mining company in Russia, filed a request for arbitration with the International Court of Arbitration against Joy MM, an indirect subsidiary of the Company in the United Kingdom, to recover damages alleged to have arisen out of contracts entered into by Joy MM and SIC in 1995 and 1996 for the supply of underground mining equipment and related services. The request for arbitration seeks damages for loss of profit, delay, repairs, loss of use and other consequential damages of at least $67 million. The Company vigorously disputes the claim.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after August 21, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Although we are still in the process of reviewing the new statement, we do not expect the adoption of this statement to have a material impact on our financial statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its present and former senior executives were named as defendants in a class action, captioned in re: Harnischfeger Industries, Inc. Securities Litigation, filed in the United States District Court for the Eastern District of Wisconsin on June 5, 1998. This action sought damages in an unspecified amount on behalf of a class of purchasers of our common stock, based principally on allegations that our disclosures with respect to certain contracts of Beloit Corporation, a former business unit, violated the federal securities laws. An order and final judgement approving the settlement of this matter was issued by the District Court on November 22, 2002. Our responsibility for the settlement was paid out of our available insurance.

The Official Committee of Unsecured Creditors of Beloit Corporation, purportedly suing in its own right and in the name and on behalf of Beloit Corporation, filed suit in the Milwaukee County Circuit Court on June 5, 2001 against certain present and former officers of the Company and Beloit Corporation seeking both money damages in excess of $300 million and declaratory relief. Among other things, the plaintiff alleges that the defendants should be held liable for “waste and mismanagement of Beloit’s assets.” Plaintiff also alleges that settlement agreements reached with certain former officers of the Company constituted fraudulent transfers and should be deemed null and void. Plaintiffs have agreed that any judgement will be limited to and satisfied out of our available insurance. Milwaukee County Court dismissed this matter on May 24, 2002. Plaintiff appealed this decision to the Wisconsin Court of Appeals. On July 1, 2003, the appeals court reversed the decision and remanded the case to the county court. The defendants then filed a petition for review with the Wisconsin Supreme Court.

The Beloit Liquidating Trust also filed a motion in the Bankruptcy Court for reallocation and reimbursement of professional fees and intercompany expenses. We filed an expert report with the Bankruptcy Court indicating that the Beloit Liquidating Trust owes us additional monies for professional fees. Discovery in this matter is continuing.

John G. Kling, purportedly on his own behalf and “in a representative capacity for the Harnischfeger Industries Employees’ Savings Plan,” filed suit in the United States District Court for the District of Massachusetts on November 9, 2001, against certain of the Company’s present and former employees, officers and directors. This action seeks damages in an unspecified amount based on, among other things, allegations that the members of the Company’s Pension Investment Committee, the Pension Committee of the Company’s Board of Directors and Fidelity Management Trust Company failed to properly discharge their fiduciary obligations under ERISA with respect to the “Harnischfeger Common Stock Fund” in the Harnischfeger Industries Employees’ Savings Plan. The individual defendants’ March 29, 2002 motion to dismiss this matter was not granted by the District Court. A motion to dismiss our former directors from this action is pending.

On February 27, 2003, Joy Mining Machinery Limited ("Joy MM"), a subsidiary of the Company located in the United Kingdom, commenced an arbitration in the International Centre for the Settlement of Investment Disputes against The General Organization for Industrial and Mining Projects ("IMC"), an agency of the government of Egypt, to resolve certain disputes arising under an agreement entered into in 1998 between Joy MM and IMC relating to underground mining equipment for the Abu Tartur project in Egypt. Legal proceedings commenced by IMC against Joy MM in Egypt in this matter in late 2002 are pending. IMC may seek wrongfully to draw on approximately $15 million in bank guarantees established for the benefit of IMC in connection with the agreement.

By notice dated May 16, 2003, Sokolovskaya Investment Company (“SIC”), a mining company in Russia, filed a request for arbitration with the ICC International Court of Arbitration against Joy MM to recover damages alleged to have arisen out of contracts entered into by Joy MM and SIC in 1995 and 1996 for the supply of underground mining equipment and related services. The request for arbitration seeks damages for loss of profit, delay, repairs, loss of use and other consequential damages of at least $67 million. The Company vigorously disputes the claim. The arbitration panel has been selected and proceedings before it are commencing.

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

No matters were submitted to a vote of security holders during the 2003 Third Quarter

Item 5. Other Information – Forward-Looking Statements and Cautionary Factors

This report and other documents or oral statements we make or made on our behalf contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements are predictions and generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, or other words or phrases of similar import. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from the predictions. In addition to any factors that may accompany forward-looking statements, factors that could materially affect actual results include the following.

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

  Factors affecting our ability to successfully manage the sales we obtain, such as: the accuracy of our cost and time estimates; the adequacy of our cost and control systems; our success in delivering products and completing service projects on time and within budget; our success in recruiting and retaining managers and key employees; wage stability and cooperative labor relations; plant capacity and utilization; and whether acquisitions are assimilated and divestitures completed without unexpected difficulties.

  Factors affecting general business levels, such as: political and economic turmoil in major markets such as the United States, Canada, Europe, Asia and the Pacific Rim, South Africa, Australia and Chile; environmental and trade regulations; and the stability and ease of exchange of currencies.

  Factors affecting our general business, such as: unforeseen patent, tax, product, environmental, toxic tort, employee health and benefit, or contractual liabilities; nonrecurring restructuring and other special charges; changes in environmental, safety, accounting or tax rules or regulations; reassessments of asset valuations for such assets as receivables, inventories, fixed assets and intangible assets; and leverage and debt service.

  Various other factors beyond our control.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     31(a) Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications

     31(b) Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications

     32 Section 1350 Certifications

(b) Reports on Form 8-K

           Form 8-K/A Amendment Number One and Restatement of: Form 8-K Report dated as of
           August 28, 2003 Item 12 – “Results of Operations and Financial Conditions”.

           Form 8-K Report dated as of August 28, 2003 Item 12 – “Results of Operations and Financial Conditions”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 28, 2003	JOY GLOBAL INC. (Registrant) /s/ Donald C. Roof Donald C. Roof Executive Vice President, Chief Financial Officer and Treasurer

Date August 28, 2003	/s/ Michael S. Olsen Michael S. Olsen Vice President and Controller and Chief Accounting Officer