Form 10-K
period 2003-11-01
JOY GLOBAL INC
filed 2003-12-23
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED November 1, 2003
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

Common Stock, $1 Par Value
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]   No  [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ X ] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  [ X ]   No  [    ]

The aggregate market value of Registrant’s Common Stock held by non-affiliates, as of May 2, 2003, the last business day of our most recently completed second fiscal quarter, based on a closing price of $12.65 per share, was approximately $621.6 million.

The number of shares outstanding of Registrant’s Common Stock, as of December 12, 2003, was 49,140,144.

Documents incorporated by reference: the information required by Part III, Items 10, 11, 12 and 13, is incorporated herein by reference to the Company’s Proxy Statement for the Company’s 2004 annual meeting.

Joy Global Inc.

INDEX TO
ANNUAL REPORT ON FORM 10-K
For The Year Ended November 1, 2003

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

        Factors that could cause actual results to differ materially from those contemplated include:

        Factors affecting our customers’ purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles, and production and consumption rates of coal, copper, iron ore, gold, oil and other ores and minerals; the cash flows and capital expenditures of our customers; the cost and availability of financing to our customers and their ability to obtain regulatory approval for investments in mining projects; consolidations among customers; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

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

        Factors affecting our general business, such as: unforeseen patent, tax, product (including asbestos-related liability), environmental, employee health and benefit, or contractual liabilities; changes in pension and post-retirement benefit costs; nonrecurring restructuring and other special charges; changes in accounting or tax rules or regulations; reassessments of asset valuations for such assets as receivables, inventories, fixed assets and intangible assets; and leverage and debt service.

Item 1. Business

General

        Joy Global Inc. (the “Company” or the “Successor Company,” “we,” “us” and “our”) was known as Harnischfeger Industries, Inc. (the “Predecessor Company”) prior to the Company’s emergence from protection under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) on July 12, 2001 (the “Effective Date”). We are the direct successor to a business begun over 119 years ago which, at November 1, 2003, through its subsidiaries, manufactures and markets products classified into two business segments: underground mining machinery (Joy Mining Machinery or “Joy”) and surface mining equipment (P&H Mining Equipment or “P&H”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining.

Chapter 11 Filing and Emergence

        On June 7, 1999, the Predecessor Company and substantially all of its domestic operating subsidiaries filed voluntary petitions for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Our Plan of Reorganization (the “POR”) was confirmed on May 29, 2001. We formally emerged from bankruptcy on the Effective Date.

        As part of our emergence, we adopted fresh start accounting pursuant to the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). In accordance with fresh start accounting principles, our assets and liabilities were adjusted to their fair value as of the Effective Date and the excess of our enterprise value over the fair value of our tangible and identifiable intangible assets and liabilities was reported as excess reorganization value in our consolidated balance sheet. The net effect of fresh start accounting adjustments was a gain of $45.1 million which was recorded in the income statement for the Predecessor Company during Fiscal 2001. As a result of the application of fresh start accounting, the Successor Company’s financial statements are not comparable to those of the Predecessor Company.

        The following table describes the periods presented in the financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Period	Referred to as
Results for the Successor Company
From November 3, 2002 through November 1, 2003	"Fiscal 2003"
From November 1, 2001 through November 2, 2002	"Fiscal 2002"
From June 24, 2001 through October 31, 2001	"2001 Four Months"
Results for the Predecessor Company
From November 1, 2000 through June 23, 2001	"2001 Eight Months"
Combined 2001 Eight Months and 2001 Four Months	"Fiscal 2001"

        Of the fifty million shares that will be distributed to holders of allowed pre-petition claims against the Predecessor Company, a total of 48,766,577 shares of common stock have been distributed to date under the POR. The most recent distribution was at the end of July 2003 and was based on approximately $1.24 billion of “current adjusted claims” and equated one share of Joy Global Inc. common stock to a $24.72 allowed claim. Only two bankruptcy related claims remain unresolved. The timing of future stock distributions is dependent on the timing of the resolution of these remaining claims. We estimate that, if the remaining claims are resolved as we currently anticipate, “total projected claims” or the total amount of claims after all claims have been resolved will be approximately $1.21 billion. While this number has not changed significantly since it was included in the POR, given the uncertainties inherent in the claims resolution process, there can be no assurance that the remaining claims will be resolved for the amounts currently estimated by us. The amount of stock distributed in each future distribution to holders of pre-petition claims against the Predecessor Company is contingent on the resolution of such claims. For purposes of this Annual Report, all fifty million shares that will ultimately be distributed to creditors are treated as outstanding.

        In addition to these shares, by order of the Bankruptcy Court, we issued 228,395 shares of common stock to an international investment banking firm which acted as financial advisor to the creditors committee in our bankruptcy. One of our directors is a Managing Director of the investment banking firm. These shares, together with the other distributions, bring the total number of shares distributed to date to 48,994,972. As of November 1, 2003, 1,233,423 shares are designated for future distribution under the POR and held in a disputed claims equity reserve pending resolution of the remaining bankruptcy related claims against the Predecessor Company.

Underground Mining Machinery

        Joy is the world’s largest producer of high productivity underground mining machinery for the extraction of coal and other bedded materials. It has significant facilities in Australia, South Africa, the United Kingdom and the United States, as well as sales and service offices in Poland, India, Russia, and the People’s Republic of China. Joy products include: continuous miners; complete longwall mining systems (consisting of roof supports, an armored face conveyor and a longwall shearer); longwall shearers; roof supports; armored face conveyors; shuttle cars; continuous haulage systems; battery haulers; flexible conveyor trains; and roof bolters. Joy also maintains an extensive network of service and replacement parts distribution centers to rebuild and service equipment and to sell replacement parts in support of its installed base. This network includes six service centers in the United States and seven outside of the United States, all of which are strategically located in major underground mining regions.

Products and Services:

        Continuous miners – Electric, self-propelled continuous miners cut coal using carbide-tipped bits on a horizontal rotating drum. Once cut, the coal is gathered into an internal conveyor and loaded into a haulage vehicle or continuous haulage system for transportation to the main mine belt.

        Longwall shearers – A longwall shearer moves back and forth on a conveyor parallel to the coal face. Using carbide-tipped bits on cutting drums at each end, the shearer cuts a meter or more of coal on each pass and simultaneously loads the coal onto an armored face conveyor for transport to the main mine belt. A longwall face may range up to 300 meters in length.

        Roof supports – Roof supports support the mine roof during longwall mining. The supports advance with the longwall shearer, resulting in controlled roof falls behind the supports.

        Armored face conveyors – Armored face conveyors are used in longwall mining to transport coal cut by the shearer to the main mine belt.

        Shuttle cars – Shuttle cars, a type of haulage vehicle, are electric, rubber-tired vehicles used to transport coal from continuous miners to the main mine belt where self-contained chain conveyors in the shuttle cars unload the coal onto the belt. Some models of Joy shuttle cars can carry up to 20 metric tons of coal.

        Battery haulers – Battery haulers, a type of haulage vehicle, perform a similar function to shuttle cars. Shuttle cars are powered by electricity through an electric cable, while battery haulers are powered by onboard portable batteries.

        Continuous haulage systems – A continuous haulage system transports coal from the continuous miner to the main mine belt on a continuous basis versus the batch process used by shuttle cars and battery haulers. It is made up of a series of connected bridge structures that use chain conveyors to transport coal from one bridge structure to the next bridge structure and ultimately to the main mine belt.

        Flexible conveyor trains (FCT) – FCT’s are electric powered, self-propelled conveyor systems that provide continuous haulage of coal from a continuous miner to the main mine belt. The FCT’s coal conveyor belt operates independently from the track chain propulsion system, allowing the FCT to move and convey coal simultaneously. Available in lengths of up to 420 feet, the FCT is able to negotiate multiple 90-degree turns in an underground mine infrastructure.

        Roof bolters – Roof bolters are roof drills used to bore holes in the mine roof and to insert long metal bolts into the holes to prevent roof falls.

        Joy's aftermarket infrastructure quickly and efficiently provides customers with high-quality parts, exchange components, repairs, rebuilds, whole machine exchanges and services. Joy’s cost-per-ton programs allow its customers to pay fixed prices for each ton of material mined in order to match equipment costs with revenues, to reduce capital requirements, and to ensure quality aftermarket parts and services for the life of the contract.

        The Joy business has demonstrated cyclicality over the years. This cyclicality is driven primarily by product life cycles, new product introductions, competitive pressures and other economic factors affecting the mining industry such as commodity prices (particularly coal prices) and company consolidation in the coal mining industry.

Surface Mining Equipment

        P&H is the world’s largest producer of electric mining shovels and walking draglines and a leading producer of rotary blasthole drills for open-pit mining operations. P&H has facilities in Canada, Australia, South Africa, Botswana, Brazil, Chile, Venezuela and the United States, as well as sales offices in the United Kingdom, Russia, India, Mexico, Peru and the People’s Republic of China. P&H products are used in mining copper, coal, iron ore, oil sands, gold, diamonds, phosphate, and other minerals and ores. P&H also provides a wide range of parts and services to mines through its P&H MinePro Services distribution group. Through life cycle management contracts, MinePro reduces customer risk and guarantees productivity levels. The P&H MinePro Services distribution organization also represents 30 other leading providers of equipment and services to the surface and underground hardrock mining industry. In some markets, electric motor rebuilds and other selected products and services are provided to the industrial segment.

Products and Services:

        Electric mining shovels – Mining shovels are primarily used to load copper ore, coal, iron ore, other mineral-bearing materials and overburden into trucks or other conveyances. There are two basic types of mining loaders — electric shovels and hydraulic excavators. Electric mining shovels feature larger buckets, allowing them to load greater volumes of material, while hydraulic shovels are smaller and more maneuverable. The electric mining shovel offers the lowest cost per ton of mineral mined. Its use is determined by the size of the mining operation and the availability of electricity. P&H manufactures only electric mining shovels. Dippers can range in size from 12 to 82 cubic yards.

        Walking draglines – Draglines are primarily used to remove overburden to uncover a coal or mineral deposit and then to replace the overburden during reclamation activities. P&H’s draglines weigh from 500 to 7,500 tons, with bucket sizes ranging from 30 to 160 cubic yards.

        Blasthole drills – Most surface mines require breakage or blasting of rock, overburden, or ore using explosives. A pattern of holes is created by a blasthole drill to contain the explosives. Drills are usually described in terms of the diameter of the hole they bore. Blasthole drills manufactured by P&H bore holes ranging in size from 8 5/8 to 22 inches in diameter.

        P&H MinePro Services provides life cycle management support, including equipment erections, relocations, inspections, service, repairs, rebuilds, upgrades, used equipment, new and used parts, enhancement kits and training. P&H MinePro Services personnel and MinePro distribution centers are strategically located close to customers in major mining centers around the world, supporting P&H and other brands.

        P&H’s businesses are subject to cyclical movements in the markets. Sales of original equipment are driven to a large extent by commodity prices. Rising commodity prices typically lead to the expansion of existing mines, opening of new mines or re-opening of less efficient mines. Although the aftermarket segment is much less cyclical, severe reductions in commodity prices can result in the removal of machines from mining production, and thus dampen demand for parts and services. Conversely, significant increases in commodity prices can result in higher use of equipment and generate requirements for more parts and services.

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

Financial Information

        Financial information about our business segments and geographic areas of operation is contained in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Employees

        As of November 1, 2003, we employed approximately 7,200 people with approximately 3,480 employed in the United States. Local unions represent approximately 43% of our U.S. employees under collective bargaining agreements. Approximately 13% of our U.S. employees are covered by collective bargaining agreements which expire in fiscal 2004. We believe that we maintain generally good relationships with our employees.

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

Backlog

        Backlog represents unfilled customer orders for our products and services. The customer orders that are included in the backlog represent commitments to purchase specific products or services from us by customers who have satisfied our credit review procedures. The following table provides backlog by business segment as of the fiscal year end. These backlog amounts exclude customer arrangements under long-term equipment life cycle management programs. Such programs extend for up to thirteen years and totaled approximately $400 million as of November 1, 2003.

In thousands	2003	2002	2001
Underground Mining Machinery	$146,748	$126,186	$186,705
Surface Mining Equipment	105,558	130,761	45,855

Total Backlog	$252,306	$256,947	$232,560

        The change in backlog for Underground Mining Machinery from November 2, 2002 to November 1, 2003 reflects more orders than shipments for continuous miners and shearers. The decrease in backlog for Surface Mining Equipment over the same period primarily reflects more sales than orders for new machines and service partially offset by more orders than sales in parts.

        The change in backlog for Underground Mining Machinery from October 31, 2001 to November 2, 2002 reflects a decrease in orders for continuous miners, while the increase in backlog for Surface Mining Equipment over the same period is associated with an increase in orders for electric mining shovels and an order for a walking dragline.

Raw Materials

        Joy purchases electric motors, gears, hydraulic parts, electronic components, forgings, steel, clutches and other components and raw material from outside suppliers. Although Joy purchases certain components and raw material from a single source, alternative suppliers are available for all such items.

        P&H purchases raw and semi-processed steel, castings, forgings, copper and other materials from a number of suppliers. In addition, component parts such as engines, bearings, controls, hydraulic components and a wide variety of mechanical and electrical items are purchased from a group of pre-qualified suppliers.

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

Patents and Licenses

        We own numerous patents and trademarks and have patent licenses from others relating to our products and manufacturing methods. Also, patent and trademark licenses are granted to others and royalties are received under most of these licenses. While we do not consider any particular patent or license or group of patents or licenses to be essential to our respective businesses, we consider our patents and licenses significant to the conduct of our businesses in certain product areas.

Research and Development

        We are strongly committed to research and development and pursue technological development through the engineering of new products and systems, the improvement and enhancement of licensed technology, and synergistic acquisitions of technology. Research and development expenses were $6.6 million, $6.5 million, $2.8 million and $4.8 million for Fiscal 2003, Fiscal 2002, the 2001 Four Months and 2001 Eight Months, respectively, not including application engineering.

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

Available Information

        Our internet address is: www.joyglobal.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

        Our Code of Ethics for CEO and Senior Financial Officers is also available on our website. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provison of this code of ethics by posting such information on our website.

Item 2. Properties

        As of November 1, 2003, the following principal properties of our operations were owned, except as indicated. Our worldwide corporate headquarters are currently housed in 10,000 square feet of leased space in Milwaukee, Wisconsin. All of these properties are generally suitable for the operations currently conducted at them.

Underground Mining Machinery Locations

Location	Floor Space (Sq. Ft.)	Land Area (Acres)	Principal Operations

Franklin, Pennsylvania

Warrendale, Pennsylvania

Reno, Pennsylvania

Brookpark, Ohio

Solon, Ohio

*Bluefield, Virginia
*Duffield, Virginia
*Homer City, Pennsylvania
*Meadowlands, Pennsylvania
*Mt. Vernon, Illinois
*Wellington, Utah

*McCourt Road, Australia

Parkhurst, Australia
Hexam, Australia
Wollongong, Australia

*Steeledale, South Africa

*Wadeville, South Africa

Pinxton, England

Wigan, England

*Worcester, England

Bautou, China

*Mikolow, Poland	739,000 71,250 121,400 85,000 101,200 102,160 90,000 79,920 117,900 107,130 68,000 101,450 48,570 96,875 27,000 285,140 185,140 76,000 60,000 178,000 20,550 42,266	58 12.7 22 4 11 15 11 10 13 12 60 33 15 3 (1) 4 13 29 10 (2) 3 14 (5) 3.1 (1) 3
    Component and parts production.

    Administration and warehouse.

    Chain manufacturing.

    Gear manufacturing.

    Machining manufacturing.

    Component repair and complete machine rebuilds.

    Original equipment, component repairs and complete
    machine rebuilds.

    Component repair and complete machine rebuilds.

    Original equipment, component repairs and complete
    machine rebuilds.
    Component repair and complete machine rebuilds.

    Component repair and complete machine rebuilds.

  Engineering and administration.

    Original equipment and component repairs.

  Component repair.

Component repair and complete machine rebuilds.

Surface Mining Equipment Locations

Location	Floor Space (Sq. Ft.)	Land Area (Acres)	Principal Operations
Milwaukee, Wisconsin

*Milwaukee, Wisconsin

Cleveland, Ohio

*Gillette,Wyoming
Evansville, Wyoming
*Mesa, Arizona
*Elko, Nevada
Kilgore, Texas

Calgary, Canada

*Bassendean, Australia
*Mt. Thorley, Australia
*Mackay, Australia

*Mackay, Australia
*Hemmant, Australia
*Rockdale, Australia

Johannesburg, South Africa

*Belo Horizonte, Brazil

*Santiago, Chile
*Antofagasta, Chile	684,000 180,000 270,000 60,000 25,000 40,000 30,000 12,400 6,000 72,500 81,800 35,500 8,611 23,724 23,724 44,000 37,700 6,800 21,000	46 13 8 6 6 5 5 4 (3) 1 5 11 3 (3) 2 2 10 (4) 1 1 1 1	Electric mining shovels, electric draglines and
      large diameter electric and diesel rotary
      blasthole drills.

      Electrical products.

      Gearing manufacturing.

      Rebuild service center.

   Climate control system manufacturing.

      Components and parts for mining machinery.

      Rebuild service center.

   Rebuild service center.

      Components and parts for mining shovels.

      Rebuild service center.

      (1) Under a month to month lease.
(2) Under a lease expiring in 2010.
(3) Under a lease expiring in 2004.
(4) Under a lease expiring in 2005.
(5) Under a lease expiring in 2018

      * Property includes a warehouse.

        Joy also operates warehouses in Green River, Wyoming; Pineville, West Virginia; Brookwood, Alabama; Carlsbad, New Mexico; Norton, Virginia; Lovely and Henderson, Kentucky; Emerald, Kurri Kurri, Moranbah and Lithgow, Australia; Hendrina and Secunda, South Africa; Siberia, Russia; and Chiriniri, India. All warehouses are owned except for the warehouses in Lovely and Henderson, Kentucky, and Secunda, South Africa, which are leased.

        P&H also operates warehouses in Cleveland, Ohio; Hibbing and Virginia, Minnesota; Charleston, West Virginia; Negaunee, Michigan; Hinton, Sparwood, Labrador City and Baie-Comeau, Canada; Iquique and Calama, Chile; Johannesburg, South Africa; and Puerto Ordaz, Venezuela. The warehouses in Hibbing, Johannesburg and Calama are owned; the others are leased. In addition, P&H leases sales offices throughout the United States and in principal surface mining locations in other countries.

Item 3. Legal Proceedings

        The Official Committee of Unsecured Creditors of Beloit Corporation, purportedly suing in its own right and in the name and on behalf of Beloit Corporation, filed suit in the Milwaukee County Circuit Court on June 5, 2001 against certain present and former officers of the Company and Beloit Corporation seeking both money damages in excess of $300 million and declaratory relief. Among other things, the plaintiff alleges that the defendants should be held liable for “waste and mismanagement of Beloit’s assets.” Plaintiff also alleges that settlement agreements reached with certain former officers of the Company constituted fraudulent transfers and should be deemed null and void. Plaintiffs have agreed that any judgement will be limited to and satisfied out of our available insurance. The Milwaukee County Court dismissed this matter on May 24, 2002. Plaintiff appealed this decision to the Wisconsin Court of Appeals. On July 1, 2003, the appeals court reversed the decision. The Wisconsin Supreme Court has granted defendants’ petition for review of the Wisconsin Court of Appeals decision.

        John G. Kling, purportedly on his own behalf and “in a representative capacity for the Harnischfeger Industries Employees’ Savings Plan,” filed suit in the United States District Court for the District of Massachusetts on November 9, 2001, against certain of the Company’s present and former employees, officers and directors. This action seeks damages in an unspecified amount based on, among other things, allegations that the members of the Company’s Pension Investment Committee, the Pension Committee of the Company’s Board of Directors and Fidelity Management Trust Company failed to properly discharge their fiduciary obligations under ERISA with respect to the “Harnischfeger Common Stock Fund” in the Harnischfeger Industries Employees’ Savings Plan. The individual defendants’ March 29, 2002 motion to dismiss this matter was not granted by the District Court. A motion to dismiss our former directors from this action is pending. The plaintiff has recently filed a petition for leave to amend the complaint to add as defendants the Company and certain Company plans and committees.

        On February 27, 2003, Joy Mining Machinery Limited (“Joy MM”), a subsidiary of the Company located in the United Kingdom, commenced an arbitration in the International Centre for the Settlement of Investment Disputes against The General Organization for Industrial and Mining Projects (“IMC”), an agency of the government of Egypt, to resolve certain disputes arising under an agreement entered into in 1998 between Joy MM and IMC relating to underground mining equipment for the Abu Tartur project in Egypt. An arbitration panel has been appointed and proceedings before it have begun. Legal proceedings commenced in late 2002 by IMC against Joy MM in Egypt in this matter are also pending. IMC may seek wrongfully to draw on approximately $15 million in bank guarantees established for the benefit of IMC in connection with the agreement.

        By notice dated May 16, 2003, Sokolovskaya Investment Company (“SIC”), a mining company in Russia, filed a request for arbitration with the ICC International Court of Arbitration against Joy MM to recover damages alleged to have arisen out of contracts entered into by Joy MM and SIC in 1995 and 1996 for the supply of underground mining equipment and related services. The request for arbitration seeks damages for loss of profit, delay, repairs, loss of use and other consequential damages of at least $67 million. An arbitration panel has been selected and proceedings before it have commenced.

        The Company and its subsidiaries are involved in various other unresolved legal matters that arise in the normal course of their operations, the most prevalent of which relate to product liability (including asbestos-related liability), employment and commercial matters. Also, as a normal part of their operations, the Company’s subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the results of the above noted litigation and other unresolved legal matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

        From time to time the Company and its subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

See Item 1 – Business — Chapter 11 Filing and Emergence for information regarding our bankruptcy proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2003.

Executive Officers of the Company

        The following table shows certain information for each of the corporation’s executive officers, including position with the corporation and business experience. The executive officers of the Company are elected each year at the organizational meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other meetings as appropriate.

Name	Age	Current Office and Principal Occupation	Years as Executive Officer
John Nils Hanson	62	Chairman, President and Chief Executive Officer since 2000. Vice Chairman from 1998 to 2000; President and Chief Executive Officer since 1999; President and Chief Operating Officer from 1996 to 1998. Director since 1996.	8
Donald C. Roof	51	Executive Vice President, Chief Financial Officer and Treasurer since 2001. President and Chief Executive Officer of Heafner Tire Group, Inc. from 1999 to Fiscal 2001 and Senior Vice President and Chief Financial Officer from 1997 to 1999.	3
James A. Chokey	60	Executive Vice President for Law and Government Affairs and General Counsel since 1997.	7
Dennis R. Winkleman	53	Executive Vice President Human Resources since 2000. Mr. Winkleman held similar positions with Midwest Generation LLC in 2000 and Beloit Corporation from 1997 to 2000.	3
Mark E. Readinger	50	Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of P&H Mining Equipment, since 2002. President and Chief Executive Officer of Armillaire Technologies from 2001 to 2002. President and Chief Operating Officer of Beloit Corporation from 1998 to 2001. President and Chief Operating Officer of Joy Mining Machinery from 1996 to 1998.	1
Michael W. Sutherlin	57	Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of Joy Mining Machinery, since 2003. President and Chief Operating Officer of Varco International, Inc. from 1999 to 2002 and Vice President of European Businesses and Senior Executive for Europe, Africa and Asia from 1995 to 1999.	1

Involvement in Certain Legal Proceedings

        On June 7, 1999, the Company and substantially all of its domestic operating subsidiaries, including Joy and P&H, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Certain of the Company’s officers are also officers or directors of other subsidiaries of the Company that filed for reorganization under Chapter 11. On January 15, 2001, Fansteel Inc., a company of which Mr. Roof is a director, announced that it filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As such, each of the Company’s executive officers other than Mr. Sutherlin has been associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

        Our common stock is traded on the Nasdaq National Market under the symbol “JOYG.” The following table sets forth the high bid and low asked prices for our common stock for each quarterly period within the two most recent fiscal years.

	2003		2002
Period	High	Low	High	Low
First Quarter	$13.17	$ 9.20	$18.10	$14.30
Second Quarter	12.75	9.93	17.45	13.87
Third Quarter	16.40	12.10	17.88	11.66
Fourth Quarter	19.31	14.20	14.20	7.65

        No dividends were paid on our common stock during the past two fiscal years. The provisions of our revolving credit agreement and the indenture for our senior subordinated notes restrict our ability to pay dividends. See Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations. As of November 1, 2003, there were 368 shareholders of record of our common stock.

Item 6. Selected Financial Data

        The following table sets forth certain selected historical financial data on a consolidated basis. The selected consolidated financial data was derived from our Consolidated Financial Statements. The Fiscal 2001 data has been separated into the 2001 Four Months and Predecessor Company 2001 Eight Months. As a result of the application of fresh start accounting, the Successor Company’s financial statements are not comparable to those of the Predecessor Company. During the first quarter of Fiscal 2002, we amended our by-laws to adopt a 52- or 53-week fiscal year and changed our fiscal year-end date from October 31 to the Saturday nearest October 31. Beginning with the first quarter of Fiscal 2002, each of our fiscal quarters consists of 13 weeks, except for any fiscal years consisting of 53 weeks that will add one week to the first quarter. This change did not have a material effect on our revenue or results of operations for Fiscal 2002. Beloit was classified as a discontinued operation by the Predecessor Company as of June 23, 2001 and October 31, 2000 and 1999. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements appearing in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

RESULTS OF OPERATIONS
	Year Ended November 1,	Year Ended November 2,	Successor Company 2001 Four	Predecessor Company 2001 Eight	Years Ended October 31,
In thousands except per share amounts	2003	2002	Months	Months	2000	1999*
Net sales	$1,215,966	$1,150,847	$407,715	$740,458	$1,123,141	$1,119,052
Operating income (loss)	47,682	(15,143)	(52,255)	43,956	58,020	(82,514)
Income (loss) from continuing operations	$18,516	$(28,017)	$(76,498)	$50,632	$(29,553)	$(353,088)
Income (loss) from discontinued operations	--	--	--	(3,170)	66,200	(798,180)
Gain (loss) on disposal of discontinued operations	--	--	--	256,353	227,977	(529,000)
Extraordinary gain on debt discharge	--	--	--	1,124,083	--	--

Net income (loss)	$18,516	$(28,017)	$(76,498)	$1,427,898	$264,624	$(1,680,268)
Earnings (Loss) Per Share - Basic and Diluted
Income (loss) from continuing operations	$0.37	$(0.56)	$(1.53)	$1.08	$(0.63)	$(7.62)
Income (loss) from and net gain (loss)
on disposal of discontinued operations	--	--	--	5.41	6.30	(28.65)
Extraordinary gain on debt discharge	--	--	--	24.01	--	--

Net income (loss) per common share	$0.37	$(0.56)	$(1.53)	$30.50	$5.67	$(36.27)
Dividends Per Common Share	$--	$--	$--	$--	$--	$0.10
Working capital	$450,861	$382,702	$443,313	$242,278	$218,796	$187,169
Total Assets	1,286,729	1,257,339	1,371,714	1,314,451	1,292,928	1,711,813
Total Long-Term Obligations	204,302	216,252	289,936	1,417,982	1,332,573	1,506,219

*Beloit was classified as a discontinued operation on October 31, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        As is more fully discussed in Note 1 - Reorganization and Emergence From Chapter 11 and Note 2 - Basis of Presentation in Notes to Consolidated Financial Statements, we adopted fresh start accounting pursuant to the American Institute of Certified Public Accountant's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), during the third quarter of Fiscal 2001 resulting in a change in the basis of accounting in our underlying assets and liabilities at the Effective Date. Accordingly, the financial statements of the Successor Company and the Predecessor Company are not comparable. For purposes of this Management's Discussion and Analysis, we have combined the actual results of operations for the Successor Company 2001 Four Months and the Predecessor Company 2001 Eight Months as Fiscal 2001 operating results in order to present a meaningful comparative analysis to current and prior fiscal years operating results. The Successor Company 2001 Four Months and the Predecessor Company 2001 Eight Months financial information are derived from the Consolidated Financial Statements. In addition to the basis in accounting differences, operating results of our Fiscal 2001 were significantly impacted by items associated with the Predecessor Company bankruptcy, including extraordinary debt forgiveness, restructuring activities, pre-petition lawsuit settlements and other charges related to certain bankruptcy activities. Also, our Fiscal 2003, Fiscal 2002 and 2001 Four Months were affected by charges relating to recognizing the effects of additional depreciation, amortization and cost of sales arising from the revaluation of our assets at the Effective Date.

2003 Compared with 2002

Sales

        The following table sets forth Fiscal 2003 and Fiscal 2002 net sales as derived from our Consolidated Statement of Operations:

In thousands	Fiscal 2003	Fiscal 2002
Net Sales
Underground Mining Machinery	$685,999	$745,714
Surface Mining Equipment	529,967	405,133

Total	$1,215,966	$1,150,847

        The decrease in Underground Mining Machinery net sales in Fiscal 2003 was a result of lower new machine shipments and replacement parts sales partially offset by an increase in component repairs and complete machine rebuilds. The decrease in new machine sales was due to lower sales of continuous miners, shuttle cars and roof supports in the United States, lower sales of shuttle cars in South Africa, and lower sales of roof supports in the United Kingdom. New machine shipments increased in Australia due to roof support shipments and the shipment of several continuous miners specifically designed for the Australian market. Aftermarket shipments for repair parts in the United States, United Kingdom and the emerging markets served out of the United Kingdom were softer in Fiscal 2003 as compared to Fiscal 2002. Although aftermarket sales in the emerging markets served out of the United Kingdom in Fiscal 2003 did not match the record levels of Fiscal 2002, aftermarket parts shipments into these markets remained strong, despite a temporary interruption of orders due to the severe acute respiratory syndrome (SARS) outbreak in China. Aftermarket product shipments in South Africa were strong, principally due to maintenance and life cycle programs to support current equipment and the favorable impact of translating South African Rand sales into U.S. dollars. Mild summer and winter weather during Fiscal 2003 and the delay of the economic recovery in the United States adversely affected Joy’s new machine and aftermarket businesses.

        The increase in Surface Mining Equipment net sales in Fiscal 2003 was a result of an increase in new equipment shipments, aftermarket parts and service sales. The increase in new equipment was due to higher sales of electric mining shovels in both South America and Canada. The increase in South American shovel sales was provided by a stronger demand in the copper market. The increase in Canadian shovel sales was attributed to activity in the oil sands. In the aftermarket, sales of replacement parts increased in North and South America, Southern Africa, China and India. Service sales were strong in Australia, which included erection of a dragline, and in South America.

Operating Income

The following table sets forth Fiscal 2003 and Fiscal 2002 operating income as derived from our Consolidated Statement of Operations:

In thousands	Fiscal 2003	Fiscal 2002
Operating income (loss):
Underground Mining Machinery	$43,573	$19,516
Surface Mining Equipment	27,572	(18,157)
Corporate Expense	(23,463)	(16,502)

Total	$47,682	$(15,143)

        Operating income for Underground Mining Machinery increased by approximately $24.1 million in Fiscal 2003 as compared to Fiscal 2002. Charges for the depreciation and amortization of the fresh start accounting items decreased by approximately $37.8 million. Excluding the impact of the charges for fresh start, the decrease in operating income for Fiscal 2003 was $13.8 million. This decrease included a $5.1 million charge associated with manufacturing capacity rationalization in the United States and restructuring in the United Kingdom and Australia. Operating income was negatively impacted by unfavorable manufacturing absorption associated with the decrease in production of new machines and an increase in both compensation expense associated with performance based incentive programs and pension expense in the United States and the United Kingdom. Operating income was positively effected by the elimination of unfavorable manufacturing variances associated with the manufacture of roof supports in Fiscal 2002, the favorable impact of our strategic sourcing initiative, and warranty expense improvements through our quality initiative.

        Operating income for Surface Mining Equipment increased by approximately $45.7 million in Fiscal 2003 as compared to Fiscal 2002. During Fiscal 2003, charges for the depreciation and amortization of the fresh start accounting items decreased by approximately $21.8 million. Excluding the impact of the charges for fresh start, the increase in operating income for Fiscal 2003 was $23.9 million. The increase in operating income for Surface Mining Equipment was the result of an increase in net sales in Fiscal 2003 and a significant increase in manufacturing absorption associated with the higher volume of production of new machines in this segment’s manufacturing facilities. Lower production volumes in Fiscal 2002 resulted in workforce reduction that increased severance and medical benefit costs at our Milwaukee manufacturing facility that was not repeated during Fiscal 2003. These favorable impacts on margins were partially offset by the sales mix, which included a sale of a dragline in Australia, and by compensation expenses associated with performance based incentive programs.

        The increase in the corporate expense was primarily attributed to compensation expense associated with performance based incentive programs.

Product Development, Selling and Administrative Expense

        Product development, selling and administrative expense for Fiscal 2003 was $241.5 million, after fresh start charges of $9.0 million, as compared to $212.8 million, after fresh start charges of $14.0 million, for Fiscal 2002. The increase in product development, selling and administrative expense was due primarily to an increase in pension expense, medical costs, general insurance costs and compensation expense associated with performance based incentive programs and the impact associated with the translation of non-U.S. expenses into U.S. dollars due to exchange rate fluctuations. These increases were partially offset by cost reductions associated with our strategic sourcing initiative. Product development, selling and administrative expense as a percentage of sales for Fiscal 2003 increased to 19.9% as compared to 18.5% in Fiscal 2002.

Pension and Postretirement Benefits

        Pension expense for Fiscal 2003 was $14.2 million compared to pension expense of $2.7 million in Fiscal 2002. The increase in pension expense is the result of a reduction in the expected rate of return on plan assets assumption and a decrease in market value of plan assets from the beginning of the year. For Fiscal 2003 we reduced the return on asset assumption for the pension plans in the United States and the United Kingdom from 9.5% to 9.0% and 9.5% to 7.5%, respectively. These plans represented in excess of 98% of our total pension plan assets as of the end of Fiscal 2003. These rate of return on assets assumptions are based primarily on the targeted investment asset mix and the expected rates of return on the individual components of the investment mix.

Interest Expense

        Interest expense for Fiscal 2003 decreased to $27.0 million as compared to $31.0 for Fiscal 2002. This decrease was principally due to our repayment of a term loan in Fiscal 2002 and reduced borrowings under our revolving credit agreement. There were no borrowings under our revolving credit agreement in Fiscal 2003. Cash interest paid in Fiscal 2003 and Fiscal 2002 were $23.1 million and $27.7 million, respectively.

Provision for Income Taxes

        The consolidated effective income tax rates for Fiscal 2003 and Fiscal 2002 are approximately 34% and 40%, respectively. Consolidated income tax expense increased to $9.4 million in Fiscal 2003 as compared to a benefit of $17.5 million in Fiscal 2002. The increase in income tax expense is primarily attributed to the income earned in Fiscal 2003 as compared to the loss incurred in Fiscal 2002. The principal driver differentiating the tax rate between the two years is changes in the global mix of earnings in jurisdictions whose effective tax rates are lower than the U.S. statutory rate offset in Fiscal 2003 partially by the provision of taxes against certain accumulated earnings of our South African affiliate.

2002 Compared with 2001

Sales

The following table sets forth Fiscal 2002 and Fiscal 2001 net sales as derived from our Consolidated Statement of Operations:

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

        The increase in Underground Mining Machinery net sales in Fiscal 2002 was a result of an increase in new machine shipments and replacement parts sales partially offset by a decrease in component repairs. The improved new machine sales were due to higher sales of continuous miners, shuttle cars and roof supports in the United States and continuous miners into China and Australia. Aftermarket shipments in the United States were softer in Fiscal 2002 as compared to Fiscal 2001, particularly in the last two quarters of Fiscal 2002. This decrease was offset by strong parts sales into China. The mild winter and sluggish economy in the United States led to increased coal stockpiles and curtailment of coal production which adversely affected Joy's aftermarket business. The growing population of Joy equipment in operation in China resulted in higher levels of repair parts sales into that country.

        The decrease in Surface Mining Equipment net sales in Fiscal 2002 was due to a decrease in the shipment of new equipment, primarily electric mining shovels, while aftermarket parts and service sales remained flat. The decrease in electric mining shovels sales was due to the depressed market for copper, gold and coal, which resulted in lower new machine sales to North and South American, Australian and Pacific Rim customers. In the aftermarket, replacement parts sales increased in North America, Australia and the Pacific Rim. However, these sales were offset by lower parts and service sales in the Southwestern United States and South America. In addition, Fiscal 2001 benefited from sales of refurbished electric mining shovels to customers served by our Australian operation.

Operating Income

        The following table sets forth Fiscal 2002 and Fiscal 2001 operating income as derived from our Consolidated Statement of Operations:

In thousands	Fiscal 2002	Successor Company 2001 Four Months	Predecessor Company 2001 Eight Months	Fiscal 2001
Operating income (loss):
Underground Mining Machinery	$19,516	$(28,426)	$30,269	$1,843
Surface Mining Equipment	(18,157)	(17,738)	23,902	6,164
Corporate Expense	(16,502)	(6,091)	(10,215)	(16,306)

Total	$(15,143)	$(52,255)	$43,956	$(8,299)

        The Fiscal 2002 operating income includes fresh start accounting items consisting of a $53.6 million charge for the increased fair value of inventory that was taken to cost of sales, $13.3 million of additional depreciation expense associated with the revalued property, plant and equipment, and $14.0 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. The Fiscal 2001 operating income includes fresh start accounting items consisting of a $74.6 million charge for the increased fair value of inventory that was taken to cost of sales, $4.4 million of additional depreciation expense associated with the revalued property, plant and equipment, and $12.0 million of amortization expense related to the valuation of certain identifiable finite-lived intangible assets. Also included in Fiscal 2001 operating income was $6.2 million of amortization expense related to goodwill for the 2001 Eight Months and $1.0 million of settlements of pre-petition lawsuits.

        Operating income, after consideration of the items listed in the preceding paragraph, decreased from $89.8 million in Fiscal 2001 to $65.8 million in Fiscal 2002. This decrease was the result of a $25.3 million decrease in operating profit for the Surface Mining Equipment business that was partially offset by a $1.4 million increase in operating profit for the Underground Mining Machinery business.

        Operating income for Underground Mining Machinery increased in Fiscal 2002 as compared to Fiscal 2001. Favorable impacts included an increase in net sales in Fiscal 2002 and the elimination of the bonus provision due to the failure to meet the performance targets established for Fiscal 2002. These favorable impacts on earnings in Fiscal 2002 were partially offset by the unfavorable original equipment sales mix during Fiscal 2002. Fiscal 2002 as compared to Fiscal 2001 included a larger percentage of roof support sales at lower than expected gross margin percentages, unfavorable manufacturing variances associated with the production of several roof support systems, and costs associated with executive management changes.

        The decrease in operating profit for Surface Mining Equipment was the result of a decrease in net sales in Fiscal 2002, a significant reduction in manufacturing absorption associated with the decrease in the production of new machines in this segment’s manufacturing facilities, and an increase in warranty costs. In addition, lower production volumes resulted in workforce reduction that increased severance and medical benefit costs at our Milwaukee manufacturing facility during Fiscal 2002. These unfavorable impacts on margins were partially offset by an improvement in the sales mix during Fiscal 2002. Fiscal 2002 as compared to Fiscal 2001 included a larger percentage of parts sales which carry a higher gross margin percentage.

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

Provision for Income Taxes

        Income tax benefit for Fiscal 2002 decreased to $9.4 million as compared to $13.6 million in Fiscal 2001. This change was principally due to the reversal in Fiscal 2002 of certain deferred tax liabilities related to fresh start accounting adjustments, changes in the sources of earnings around the world and changes in statutory tax rates, offset by a $35.0 million tax benefit in Fiscal 2001 from the adjustment of certain global income tax liabilities that was not repeated in Fiscal 2002.

Pension and Postretirement Benefits

        Pension expense for Fiscal 2002 was $2.7 million compared to pension income of $5.8 million in Fiscal 2001. This $8.5 million increase in pension expense is the result of the reduction of the discount rate assumption used in the United States for Fiscal 2002 and a reduction in the market value of pension plan assets.

Future Effects of Fresh Start Accounting

        The charges reflected in our statement of operations related to the effects of fresh start accounting adjustments are non-cash items and, accordingly, do not affect our cash flows from operations. We estimate the effects of fresh start accounting on fiscal 2004 operating results will include charges of $13.2 million for depreciation of revalued property, plant and equipment and $2.8 million for amortization of finite-lived intangible assets. We estimate that total fresh start accounting charges in fiscal 2004 and several years thereafter will approximate $16.0 million annually. During Fiscal 2003 and Fiscal 2002, we reversed certain valuation allowances and other excess tax reserves (see Note 7 – Income Taxes). In accordance with the provisions of SOP 90-7, adjustments to the valuation allowance recorded against deferred tax assets that existed as of the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter will be reported as additional paid in capital. Intangible assets were allocated on a pro rata share based on their net carrying value at the date of valuation. Also during Fiscal 2002, unpatented technology was reviewed and deemed to have a finite life. This constituted a change in accounting estimate and therefore, unpatented technology has been reclassified from indefinite-lived intangibles to definite-lived intangibles and is being amortized over its estimated useful life (see Note 5–Excess Reorganization Value and Other Intangibles)..

Income Taxes

        Deferred taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates. Deferred income tax provisions are based on changes in the deferred tax assets and liabilities from period to period, adjusted for certain reclassifications under fresh start accounting.

        In addition, we analyze our ability to recognize currently the net deferred tax assets created in each jurisdiction in which we operate to determine if valuation allowances are necessary because realizability of the tax assets is deemed to not be more likely than not. Prior to Fiscal 2002, we determined that we did not meet the requirements that would allow us to record the future benefits of any net operating losses, tax credits or net deferred tax assets for financial reporting purposes due to our emergence from bankruptcy in Fiscal 2001. As a result, we recorded valuation reserves to offset all future income tax benefits from these assets on a global basis for both pre- and post-emergence balances. During Fiscal 2002, we reviewed this position and, based upon past, current and future operating performance, expectations and available tax strategies, did not provide full valuation allowances for new net deferred tax assets as of November 2, 2002. Additionally, we released all non-U.S. deferred tax valuation reserves recorded at the end of Fiscal 2001 in Fiscal 2002 (except for those of certain Australian business segments as we concluded that the utilization of these assets is not more likely than not) and a portion of the reserves recorded against the net U.S. asset based upon projected future net operating loss utilization. For Fiscal 2003, we performed a similar realization analysis for all deferred tax assets and again did not provide full valuation allowances for new net deferred tax assets created as of November 1, 2003. Additional amounts of valuation reserves related to U.S. and Australian net operating loss carryforwards were released based upon a tax restructuring in Australia and projected future net operating loss utilization.

        As required under the application of fresh start accounting, the release of pre-emergence tax valuation reserves was not recorded in the income statement but instead was treated first as a reduction of excess reorganization value until exhausted, then intangibles until exhausted, and thereafter reported as additional paid in capital. Consequently, a net tax charge will be incurred in future years when these tax assets are utilized. We will continue to monitor the appropriateness of the existing valuation allowances and determine annually the amount of valuation allowances that are required to be maintained.

        We estimate the effective tax rate expected to be applicable for the full fiscal year during the course of the year on an interim basis. The estimated effective tax rate contemplates the expected jurisdiction where income is earned (e.g. United States compared to non-United States) as well as tax planning strategies. If the actual results are different from these estimates, adjustments to the effective tax rate may be required in the period such determination is made.

Reorganization Items

Reorganization items include income, expenses and losses that were realized or incurred as a result of the decision to reorganize under Chapter 11 of the Bankruptcy Code.

        Net reorganization items for Fiscal 2003, Fiscal 2002 and the 2001 Eight Months consisted of the following:

In thousands - (income) expense	Fiscal 2003	Fiscal 2002	2001 Eight Months
Beloit U.K. claim settlement	$(3,333)	$--	$--
Collection of Beloit note	--	(7,200)	--
Other - net	(573)	(382)	--
Professional fees directly related to the filing	1,495	352	30,639
Amortization of debtor-in-possession financing costs	--	--	4,148
Accrued retention plan costs	--	--	2,228
Interest earned on DIP proceeds	--	--	(581)

	$(2,411)	$(7,230)	$36,434

Restructuring and Other Special Charges

        Costs associated with restructuring activities other than those activities covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or that involve an entity newly acquired in a business combination, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Accordingly, costs associated with such activities are recorded as restructuring costs in the consolidated statements of operations when the liability is incurred. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 146 for the twelve months ended November 1, 2003.

In thousands	One-time Termination Benefits	Abandoned Assets	Other Associated Costs	Total Charges
Twelve Months ended November 1, 2003

P&H Mining Equipment	$--	$1,154	$612	$1,766
Joy Mining Machinery	3,384	715	1,050	5,149

	$3,384	$1,869	$1,662	$6,915

        During Fiscal 2003, we began implementing a manufacturing capacity rationalization at our P&H Mining Equipment Milwaukee location. A reduction of factory space by 350,000 square feet resulted in a facility that is more efficient yet still capable of producing the entire world’s expected needs for the P&H range of surface mining products. The rationalization should be completed in fiscal 2004 and is expected to result in savings greater than the cash costs to implement. The expected costs are estimated at $2.8 million. In accordance with SFAS No. 144, approximately $1.2 million of restructuring charges were incurred for property, plant and equipment determined to be either held for sale or disposed of other than by sale in Fiscal 2003. In addition, in accordance with SFAS No. 146, approximately $0.6 million were incurred in Fiscal 2003 for costs to close and consolidate the facility.

         During Fiscal 2003, Joy Mining Machinery began implementing a manufacturing capacity rationalization plan for North America. Total costs for the Joy North American manufacturing capacity rationalization are estimated at $3.9 million. Included in this amount is $2.3 million for one-time termination benefits for an estimated 132 employees, including salaried and non-salaried employees, $0.7 million for abandoned assets, and $0.9 million for other associated costs. Also during Fiscal 2003, Joy Mining Machinery began implementing a manufacturing capacity rationalization plan for the United Kingdom and Australia. The total costs for the United Kingdom manufacturing capacity rationalization are estimated at $1.6 million, almost entirely for one-time termination benefits for 26 employees. The total costs for the Australian manufacturing capacity rationalization are estimated at $0.2 million, almost entirely for one-time termination benefits for 27 employees. As of November 1, 2003, Joy had recorded restructuring charges under these programs of $3.4 million for termination benefits related to the involuntary termination of 185 employees, charges of $0.7 million for the abandonment of excess warehousing equipment at its Franklin, Pennsylvania facility, and $1.1 million for equipment relocation costs.

Discontinued Operations

        The Predecessor Company classified Beloit Corporation, our former pulp and paper making machinery subsidiary (“Beloit”) and its subsidiaries as a discontinued operation in our Consolidated Financial Statements as of October 31, 1999. Most of Beloit’s assets were sold pursuant to Bankruptcy Court approved procedures prior to the Effective Date. The Predecessor Company’s equity interest in Beloit was transferred to a liquidating trust on the Effective Date as provided for in the POR.

        The Predecessor Company recorded a gain from discontinued operations of $253.2 million for the 2001 Eight Months. This gain was primarily attributable to the write off of a negative investment in Beloit of approximately $1,063.4 million partially offset by the write off of Beloit receivables of approximately $809.7 million.

Critical Accounting Policies

        Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates and judgments, including those related to bad debts, excess inventory, warranty, intangible assets, income taxes and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

        We believe the accounting policies described below are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

Revenue Recognition

        We generally recognize revenue at the time of shipment and passage of title for sales of products and at the time of performance for sales of services. We recognize revenue on long-term contracts, such as the manufacture of mining shovels, drills, draglines and roof support systems, using either the percentage-of-completion or completed contract methods. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified. Provisions for warranty expense are based upon experience and recorded in the period that the related revenue is recognized.

        We have life cycle management contracts with customers to supply parts and service for terms of 1 to 13 years. These contracts are set up based on the projected costs and revenues of servicing the respective machines over the specified contract terms. Customers are generally billed monthly and the respective deferred revenues are recorded based on payments received. Revenue is recognized in the period in which parts are supplied or services provided.

        Revenue recognition involves judgments, assessments of expected returns, the likelihood of nonpayment, and estimates of expected costs and profits on long-term contracts. We analyze various factors, including a review of specific transactions, historical experience, credit-worthiness of customers and current market and economic conditions, in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income.

Inventories

        Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting. We evaluate all inventory, including manufacturing raw material, work-in-process, finished goods, and spare parts, for realizability on a regular basis. Inherent in our estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realizable value of potentially excess inventory. We fully reserve for inventory identified as obsolete inventory.

Intangible Assets

        Intangible assets include software, drawings, patents, trademarks, unpatented technology and other specifically identifiable intangible assets. We review the carrying value of our intangible assets on an annual basis or more frequently as circumstances warrant. Intangible assets with indefinite lives are reviewed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and valued on a relief from royalty basis using future revenues discounted over the time frame of economic benefit. Intangible assets with finite lives are reviewed in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and valued using undiscounted cash flows. While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions regarding revenues and cash flows could materially affect our evaluations.

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

Income Taxes

        We recognize deferred income taxes by applying statutory rates to tax loss carryforwards and temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. We provide valuation allowances for deferred tax assets where it is considered more likely than not that we will not realize the benefit of such assets.

Liquidity and Capital Resources

        Working capital and cash flow are two financial measurements which provide an indication of our ability to meet our financial obligations. We currently use cash generated by operations to fund continuing operations.

        The following table summarizes the major elements of our working capital at the end of the 2003 and 2002 fiscal years:

In millions	November 1, 2003	November 2, 2002
Cash and cash equivalents	$148.5	$70.9
Restricted cash	--	0.3
Accounts receivable	193.9	171.5
Inventories	382.9	418.6
Other current assets	51.3	38.8
Short-term debt	(4.8)	(3.0)
Accounts payable	(89.1)	(73.5)
Employee compensation and benefits	(57.7)	(54.5)
Income taxes payable	(26.1)	(32.1)
Other current liabilities	(148.0)	(154.3)

Working Capital	$450.9	$382.7

        Our businesses are working capital intensive and require funding for purchases of production and replacement parts inventories. In addition, cash is required for capital expenditures for the repair, replacement and upgrading of existing facilities. We have debt service requirements, including semi-annual interest payments on our senior subordinated notes as well as commitment and letter of credit fees under our revolving credit facility. We believe that cash generated from operations, together with borrowings available under our credit facility, provides us with adequate liquidity to meet our operating and debt service requirements.

        Cash provided by operations for Fiscal 2003 was $105.6 million as compared to $127.5 million provided by operations for Fiscal 2002. Approximately $39.9 million was provided from working capital in Fiscal 2003 while approximately $80.5 million was provided from working capital in Fiscal 2002. The most significant working capital change affecting the usage of cash from Fiscal 2002 to Fiscal 2003 related to accounts receivable. During Fiscal 2003 the timing of year-end sales resulted in a significant increase in outstanding accounts receivable while at the end of Fiscal 2002 collection efforts resulted in the decrease in outstanding accounts receivable. The most significant working capital changes providing an increase of cash from Fiscal 2002 to Fiscal 2003 related to inventories and trade accounts payable. Inventory reduction programs and the timing of cash payments to outside vendors contributed to the reduced inventory balance and increased trade accounts payable balance at the end of Fiscal 2003.

         During Fiscal 2003, we contributed $53.8 million to our worldwide pension plans compared to $8.5 million during Fiscal 2002. As a result of the additional contributions in Fiscal 2003, we do not expect additional contributions for U.S. plans but expect approximately $5.0 million of contributions for non-U.S. plans in fiscal 2004. Beyond fiscal 2004, the investment performance of the plans’ assets and the actual results of the other actuarial assumptions will determine the funding requirements of the pension plans.

        Cash used by investment activities for Fiscal 2003 was $30.5 million as compared to $11.6 million used by investment activities for Fiscal 2002. Approximately $27.5 million and $19.1 million were used for capital expenditures in Fiscal 2003 and Fiscal 2002, respectively. For fiscal 2004, we anticipate capital expenditures between $20 million and $28 million, primarily for maintenance of existing facilities. In addition, approximately $12.3 million was used in Fiscal 2003 to acquire the 25% interest in our Australian surface mining equipment subsidiary held by Kobelco Construction Machinery Co. Limited. This acquisition will enable us to utilize our net operating losses in Australia and reduce our cash taxes.

        Cash used by financing activities for Fiscal 2003 was $10.0 million as compared to $85.7 million used by financing activities for Fiscal 2002. This use in Fiscal 2003 was principally to retire $8.3 million and $4.3 million (gross principal amounts) of 8.5% and 8.75%, respectively, industrial revenue bonds.

Credit Facilities

        In Fiscal 2002, we completed the offering of $200.0 million aggregate principal amount of 8.75% Senior Subordinated Notes due March 15, 2012 in a private placement under Rule 144A of the Securities Act of 1933. We used approximately $100.5 million of the net proceeds of the offering to prepay a term loan previously provided under the credit agreement. The balance of the net proceeds of the Senior Subordinated Notes offering, together with other available funds, was used to redeem our 10.75% Senior Notes due 2006 that were issued on the Effective Date to unsecured creditors of Joy and P&H and their subsidiaries. A loss of $8.1 million was incurred as a result of the early retirement of debt, consisting of $4.4 million of retirement premiums and the $3.7 million write-off of associated debt issuance costs related to the term loan. The privately placed notes were exchanged for registered notes during Fiscal 2002.

        On June 25, 2002, we entered into an amended and restated Credit Agreement (“Credit Agreement”) which consists of a $250 million revolving loan maturing on October 31, 2005. The Credit Agreement replaced our prior $250 million revolving credit agreement that also included a $100 million term loan. Substantially all of our assets and our subsidiaries’ assets are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (3.25% to 2.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) plus the applicable margin (2.25% to 1.25%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.5% to 0.75% on the unused portion of the revolving loan.

        Both the Senior Subordinated Note Indenture and Credit Agreement contain restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness and liens, asset sales, capital expenditures, dividends and stock repurchases. The covenants in the Senior Subordinated Note Indenture are generally less restrictive than the covenants in the Credit Agreement. Interest coverage, leverage and EBITDA covenants in the Credit Agreement generally become more restrictive over the term of the agreement. In general, the Indenture limits the aggregate amount of dividends and stock repurchases since March 2002 to the greater of $25 million or the sum of 50% of Consolidated Net Income (as defined in the Indenture) since March 2002 and 100% of the proceeds of any stock sales since March 2002. Under the Credit Agreement, the aggregate amount of dividends and stock repurchases that can be made in any fiscal year is generally limited to the lesser of $10 million or 50% of Consolidated Net Income (as defined in the Credit Agreement) for the immediately preceding fiscal year.

        By agreement dated October 31, 2002, the Credit Agreement was amended to reflect certain financial covenant modifications and clarification of certain definitional and administrative items. The amendment lowered the financial covenants for the quarter ended November 2, 2002 and for each quarter in fiscal 2003. In addition, the amendment increased the amounts available for restricted junior payments. Absent the amendment, we would have been in violation of one of the financial covenants at November 2, 2002.

        At November 1, 2003, there were no outstanding borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $250 million credit limit, totaled approximately $63.7 million. The balance available for direct borrowings and issuance of letters of credit is a function of a monthly borrowing base calculation as set forth in the Credit Agreement. Accordingly, as of November 1, 2003 there was approximately $140.1 million available for additional borrowings and letters of credits under the Credit Agreement.

Off–Balance Sheet Arrangements

        We lease various assets under operating leases. The aggregate payments under operating leases as of November 1, 2003 are disclosed in the table of Disclosures about Contractual Obligations and Commercial Commitments below. No significant changes to lease commitments have occurred since November 1, 2003. We have no other off-balance sheet arrangements.

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of November 1, 2003:

In thousands	Total	Less than 1 year	1 - 3 years	4 years	5 years and thereafter
Long-Term Debt	$200,308	$--	$--	$308	$200,000
Short-Term Notes Payable	3,377	3,377	--	--	--
Capital Lease Obligations	3,994	1,390	1,752	416	436
Operating Leases	30,317	13,362	13,345	1,670	1,940

Total	$237,996	$18,129	$15,097	$2,394	$202,376

New Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guaranty. This interpretation also supersedes and incorporates the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45, including those related to product warranties, are effective for financial statements for interim or annual periods ending after December 15, 2002. We adopted FIN 45 in the first quarter of Fiscal 2003. Adoption of this interpretation did not have a significant effect on our consolidated results of operations or financial position (See Note 10 – Warranties).

        In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Multiple Deliverable Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28). “ We adopted the provisions of EITF 00-21 during Fiscal 2003. Adoption of this interpretation did not have a significant effect on our consolidated results of operations or financial position.

        In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion No. 28, “Interim Financial Reporting.” The transition provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant effect on our consolidated results of operations or financial position as we have elected to continue to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations.

        In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of certain special purpose or variable interest entities. FIN 46 is applicable to financial statements issued after June 15, 2003. Adoption of this interpretation did not have a significant effect on our consolidated results of operations or financial position.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Adoption of this interpretation did not have a significant effect on the Company’s consolidated results of operations or financial position.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after August 21, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Adoption of this interpretation did not have a significant effect on our consolidated results of operations or financial position.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

        Volatility in interest rates and foreign exchange rates can impact our earnings, equity and cash flow. From time to time we undertake transactions to hedge this impact. Under governing accounting guidelines, a hedge instrument is considered effective if it offsets partially or completely the impact on earnings, equity and cash flow due to fluctuations in interest and foreign exchange rates. In accordance with our policy, we do not execute derivatives that are speculative or that increase our risk from interest rate or foreign exchange rate fluctuations.

Interest Rate Risk

        We are exposed to market risk from changes in interest rates on long-term debt obligations. We manage this risk through the use of a combination of fixed and variable rate debt (See Note 6 – Borrowings and Credit Facilities). At November 1, 2003 we were not party to any interest rate derivative contracts. Foreign exchange derivatives at that date were exclusively in the form of forward exchange contracts executed over the counter. There is a concentration of these contracts held with LaSalle Bank, N.A. as agent for ABN Amro Bank, N.V. which maintains an investment grade rating.

Foreign Currency Risk

        Our foreign subsidiaries use local currencies as their functional currency. Assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders' equity (deficit). Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During Fiscal 2003, we incurred a loss of $337,000 arising from foreign currency transactions.

        We have adopted a Foreign Exchange Risk Management Policy. It is a risk-averse policy under which significant exposures that impact earnings and cash flow are fully hedged. Exposures that impact only equity or do not have a cash flow impact are generally not hedged with derivatives. There are two categories of foreign exchange exposures that are hedged: assets and liabilities denominated in a foreign currency, which include net investment of a foreign subsidiary, and future committed receipts or payments denominated in a foreign currency. These exposures normally arise from imports and exports of goods and from intercompany trade and lending activity.

        The fair value of our forward exchange contracts at November 1, 2003 is analyzed in the following table of dollar equivalent terms:

	Maturing in 2004
In thousands of US Dollars	Buy	Sell
U.S. Dollar	(2,868)	935
Australian Dollar	1	--
British Pound	55	--
South African Rand	--	(199)
Euro	--	36

Item 8. Financial Statements and Supplementary Data

Unaudited Quarterly Financial Data

        The following table sets forth certain unaudited operating data for the Company’s four quarters ended November 1, 2003, and November 2, 2002. During the first quarter of Fiscal 2002, we amended our by-laws to adopt a 52- or 53-week fiscal year and changed our fiscal year-end date from October 31 to the Saturday nearest October 31. Beginning with the first quarter of Fiscal 2002, each of our fiscal quarters consists of 13 weeks, except for any fiscal years consisting of 53 weeks that will add one week to the first quarter.

2003 Quarterly Financial Data	Fiscal Quarter Ended
(In thousands except per share amounts)	February 1	May 3	August 2	November 1
Net sales	$ 239,161	$298,888	$300,091	$377,826
Gross profit	53,125	71,932	75,281	$ 92,764
Operating income	(3,282)	11,053	15,867	$ 24,044

Net income (loss)	$ (5,527)	$ 2,397	$ 6,541	$ 15,105

Earnings (Loss) Per Share - Basic and Diluted
Net income (loss) per share	$ (0.11)	$ 0.05	$ 0.13	$ 0.30

2002 Quarterly Financial Data	Fiscal Quarter Ended
(In thousands except per share amounts)	February 2	May 4	August 3	November 2
Net sales	$ 286,371	$ 289,206	$ 302,304	$272,966
Gross profit	16,090	58,520	57,832	64,115
Operating income	(44,680)*	10,439 *	5,568	13,530

Net income (loss)	$(29,135)	$ (3,610)	$ (1,266)	$ 5,994

Earnings (Loss) Per Share - Basic and Diluted
Net income (loss) per share	$ (0.58)	$ (0.08)	$ (0.02)	$ 0.12

* Reclassed $4,963 and $798, for the quarters ended February 2 and May 4, respectively, to reorganization items. See Note 16 to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Information regarding a change in accountants in Fiscal 2002 was previously reported in a current report on Form 8-K dated July 22, 2002.

Item 9a. Controls and Procedures

         Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

        Internal Control Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during our fourth fiscal quarter ended November 1, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during our fourth fiscal quarter.

PART III

Item 10. Directors and Executive Officers of the Registrant

        We incorporate by reference herein the section entitled “ELECTION OF DIRECTORS,” “AUDIT COMMITTEE FINANCIAL EXPERT” and “OTHER INFORMATION — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be mailed to stockholders in connection with our 2004 annual meeting.

        Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3) and information regarding our Code of Ethics for CEO and Senior Financial Officers is included in “Item 1. Business – Available Information” of this Form 10-K, both of which are incorporated herein by reference.

Item 11. Executive Compensation

        We incorporate by reference herein the section entitled “EXECUTIVE COMPENSATION” in our Proxy Statement to be mailed to stockholders in connection with our 2004 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We incorporate by reference herein the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in our Proxy Statement to be mailed to stockholders in connection with our 2004 annual meeting.

Item 13. Certain Relationships and Related Transactions

        We incorporate by reference herein the section “EXECUTIVE COMPENSATION — Certain Business Relationships” in our Proxy Statement to be mailed to stockholders in connection with our 2004 annual meeting.

Item 14. Principal Accounting Fees and Services

        We incorporate by reference herein the section entitled “AUDITORS, AUDIT FEES AND AUDITOR INDEPENDENCE” in our Proxy Statement to be mailed to stockholders in connection with our 2004 annual meeting.

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

(3)     Exhibits:

        The exhibits required by Item 15 are listed below:

Exhibits

Number	Exhibit
2(a)	Third Amended Joint Plan of Reorganization, as modified, of the Debtors Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
3(a)	Amended and Restated Certificate of Incorporation of Joy Global Inc. (incorporated by reference to Exhibit 3(b) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299).
(b)	Amended and Restated Bylaws of Joy Global Inc., as amended January 15, 2002 (incorporated by reference to Exhibit 3.1 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
(c)	Certificate of Designations of Joy Global Inc. dated July 15, 2002 (incorporated by reference to Exhibit 3(a) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299).
4 (a)	Specimen common stock certificate of Joy Global Inc. (incorporated by reference to Exhibit 4.4 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
(b)	Indenture dated as of March 18, 2002, among Joy Global Inc., the Subsidiary Guarantors and Wells Fargo Bank Minnesota, N.A. relating to 8.75% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.1 to current report of Joy Global Inc. on Form 8-K dated March 13, 2002, File No. 01-9299).
(c)	Form of 8.75% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.4 to current report of Joy Global Inc. on Form 8-K dated March 13, 2002, File No. 01-9299).
(d)	Rights Agreement, dated as of July 16, 2002, between Joy Global Inc. and American Stock Transfer and Trust Company, as rights agent, including the Form of Certificate of Designations, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B and C (incorporated by reference to Exhibit 4.1 to Joy Global Inc.‘s Form 8-A filed on July 17, 2002, File No. 01-9299).
10(a)	Amended and Restated Credit Agreement, dated as of June 25, 2002, among Joy Global inc. as Borrower, the lenders listed therein, Deutsche Bank Trust Company Americas, as Agents, Heller Financial, Inc. and Fleet Capital Corporation, as Co-Syndication Agents, CIT Group/Business Credit, as Documentation Agent and Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Running Manager (incorporated by reference to Exhibit 10(a) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299).
(b)	First Amendment to Amended and Restated Credit Agreement dated as of October 31, 2002 and entered into by and among Joy Global Inc., as Borrower, the lenders named therein, as Lenders, Deutsche Bank Trust Company Americas, as Agents, Heller Financial, Inc. and Fleet Capital Corporation, as Co-Syndication Agents, and CIT Group/Business Credit, as Documentation Agent (incorporated by reference to Exhibit 10(b) to report of Joy Global Inc. on Form 10-K for the year ended November 2, 2002, File No. 01-9299).
(c)	Joy Global Inc. 2001 Stock Incentive Plan, as amended October 16, 2001 (incorporated by reference to Exhibit 10(c) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299). *
(d)	Harnischfeger Industries, Inc. Supplemental Retirement Plan, as amended and restated as of June 3, 1999 (incorporated by reference to Exhibit 10(d) to report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1999, File No. 01-9299). *
(e)	Form of Change in Control Agreement made and entered into as of September 30, 1999, between Harnischfeger Industries, Inc. and James A. Chokey and John Nils Hanson and made and entered into as of May 22, 2000, and June 11, 2001, with Dennis R. Winkleman and Donald C. Roof, respectively (incorporated by reference to Exhibit 10(e) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299). *
(f)	Change in Control Agreement made and entered into as of November 17, 2000 by and between Harnischfeger Industries, Inc. and Michael S. Olsen (incorporated by reference to Exhibit 10(f) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299). *
(g)	Form of Stock Option Agreement dated July 16, 2001 (incorporated by reference to Exhibit 10(g) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299). *
(h)	Form of Performance Unit Agreement entered into as of August 27, 2001, between Joy Global Inc. and James A. Chokey, John Nils Hanson, Michael S. Olsen, Donald C. Roof and Dennis R. Winkleman (incorporated by reference to Exhibit 10(h) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299). *
(i)	Form of Stock Option Agreement dated November 1, 2001 (incorporated by reference to Exhibit 10(i) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299). *
(j)	Joy Global Inc. Annual Bonus Compensation Plan (incorporated by reference to Exhibit 10(j) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299).*
(k)	Form of Stock Option Agreement dated February 1, 2002 (incorporated by reference to Exhibit (a) to report of Joy Global Inc. on Form 10-Q for the quarter ended February 2, 2002, File No. 01-9299). *
(l)	Form of Director Stock Option Agreement dated February 27, 2002 (incorporated by reference to Exhibit 10(d) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299).
(m)	Form of Stock Option Agreement dated May 1, 2002 (incorporated by reference to Exhibit 10(b) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299). *
(n)	Form of Director Stock Option Agreement dated July 16, 2001 (incorporated by reference to Exhibit 10(c) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299).
(o)	Form of Performance Unit Agreement entered into as of November 18, 2002, between Joy Global Inc. and James A. Chokey, John Nils Hanson, Michael S. Olsen, Donald C. Roof, Dennis R. Winkleman, Michael W. Sutherlin and Mark E. Readinger (incorporated by reference to Exhibit 10(o) to report of Joy Global Inc. on Form 10-K for the year ended November 2, 2002, File No. 01-9299). *
(p)	Form of Stock Option Agreement dated November 18, 2002 (incorporated by reference to Exhibit 10(p) to report of Joy Global Inc. on Form 10-K for the year ended November 2, 2002, File No. 01-9299). *
(q)	Amendment No. 1 to Joy Global Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10(b) to report of Joy Global Inc. on Form 10-Q for the quarter ended May 3, 2003, File No. 01-9299). *
(r)	Joy Global Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(a) to report of Joy Global Inc. on Form 10-Q for the quarter ended May 3, 2003, File No. 01-9299). *
(s)	Form of Non-Employee Director Restricted Stock Unit Award Agreement dated as of May 8, 2003.
(t)	Form of Change of Control Employment Agreement dated as of May 20, 2003. *
(u)	Second Amendment to Amended and Restated Credit Agreement dated as of August 26, 2003 and entered into by and among Joy Global Inc., as Borrower, the lenders named therein, as Lenders, Deutsche Bank Trust Company Americas, as Agents, Heller Financial, Inc. and Fleet Capital Corporation, as Co-Syndication Agents, and CIT Group/Business Credit, as Documentation Agent.
(v)	Form of Amendment to Performance Unit Agreement.*
21	Subsidiaries of the Registrant.
23(a)	Consent of Ernst & Young LLP.
(b)	Consent of PricewaterhouseCoopers LLP. 24 Powers of Attorney.
31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications
(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

    (b)        Reports on Form 8-K

1.     A Form 8-K Report dated as of November 11, 2003 Item 5 was filed with the SEC containing disclosures under “Other Events and Regulation FD Disclosure”

2.	A Form 8-K Report dated as of September 30, 2003 Item 5 was filed with the SEC containing disclosures under “Other Events and Regulation FD Disclosure”

3.	Form 8-K and 8K/A Reports dated as of August 28, 2003 Item 12 were furnished to the SEC containing disclosures under “Results of Operations and Financial Condition”

Joy Global Inc.
Form 10-K Item 8 and Items 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements
And Financial Statement Schedule

        The following Consolidated Financial Statements of Joy Global Inc. and the related Report of Independent Accountants are included in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

Item 15(a) (1):	Page in This Form 10-K
Reports of Independent Accountants	F-2, F-3
Consolidated Statement of Operations for fiscal year ended November 1,
2003 (Successor Company), the fiscal year ended November 2,
2002 (Successor Company), the period June 24, 2001 to October 31,
2001 (Successor Company), and the period November 1,
2000 to June 23, 2001 (Predecessor Company)	F-4
Consolidated Balance Sheet at November 1, 2003 and November 2, 2002
(Successor Company)	F-5, F-6
Consolidated Statement of Cash Flows for fiscal year ended November 1,
2003 (Successor Company), the fiscal year ended November 2,
2002 (Successor Company), the period June 24, 2001 to October 31,
2001 (Successor Company), and the period November 1,
2000 to June 23, 2001 (Predecessor Company)	F-7
Consolidated Statement of Shareholders' Equity (Deficit) for fiscal year ended November 1, 2003 (Successor Company), fiscal year ended
November 2, 2002 (Successor Company), the period June 24, 2001 to October 31, 2001 (Successor Company), and the period November 1,
2000 to June 23, 2001 (Predecessor Company)	F-8, F-9
Notes to Consolidated Financial Statements	F-10
Signatures	F-55

        The following Consolidated Financial Statement schedule of Joy Global Inc. and related Reports of Independent Accountants is included in Item 15(a)(2):

Report of Independent Accountants on Financial Statement Schedule for the period June 24, 2001 to
October 31, 2001(Successor Company) and the period November 1, 2000 to June 23, 2001
(Predecessor Company)

Schedule II. Valuation and Qualifying Accounts

        All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Auditors

The Board of Directors and Shareholders
Joy Global Inc.

We have audited the accompanying consolidated balance sheets of Joy Global Inc. as of November 1, 2003 and November 2, 2002, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joy Global Inc. at November 1, 2003 and November 2, 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
December 15, 2003

Report of Independent Accountants

To the Directors and Shareholders of
Joy Global Inc.

We have audited the consolidated balance sheet of Joy Global Inc. as of October 31, 2001 (the Successor Company) (not presented herein) and the accompanying related consolidated statement of operations, cash flows and shareholders’ equity (deficit) for the period from June 24, 2001 to October 31, 2001 (the Successor Company), and the consolidated statement of operations, cash flows and shareholders’ equity (deficit) of Harnischfeger Industries, Inc. for the period from November 1, 2000 to June 23, 2001 (the Predecessor Company). These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 – Basis of Presentation in Notes to Consolidated Financial Statements, the Predecessor Company emerged from bankruptcy on July 12, 2001, pursuant to a Plan of Reorganization confirmed by the Bankruptcy Court by order dated May 29, 2001. Accordingly, the accompanying financial statements of the Successor Company have been prepared in conformity with fresh start accounting provisions of the AICPA's Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", issued November 19, 1990 ("SOP 90-7"). In accordance with the requirements of SOP 90-7, the Successor Company has been accounted for as a new entity with assets, liabilities and a capital structure having carrying values not comparable with any prior periods of the Predecessor Company.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joy Global Inc. at October 31, 2001 and the consolidated results of operations and their cash flows for the period from June 24, 2001 to October 31, 2001, and the consolidated results of operations of Harnischfeger Industries, Inc. and their cash flows for the period from November 1, 2000 to June 23, 2001, in conformity with accounting principles generally accepted in the United States of America. We have not audited the consolidated financial statements of Joy Global Inc. for any period subsequent to October 31, 2001.

/s/PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
January 14, 2002

Joy Global Inc.
Consolidated Statement of Operations
(In thousands, except for per share data)

	Successor Company			Predecessor Company
	Fiscal year ended November 1, 2003	Fiscal year ended November 2, 2002	Period From June 24, 2001 to October 31, 2001	Period From November 1, 2000 to June 23, 2001
Net sales	$1,215,966	$1,150,847	$407,715	$740,458
Cost of sales	922,864	954,290	381,667	556,037
Product development, selling
and administrative expenses	241,507	212,821	80,008	141,784
Other income	(3,002)	(1,121)	(1,705)	(1,261)
Restructuring charges (credits)	6,915	--	--	(58)

Operating income (loss)	47,682	(15,143)	(52,255)	43,956
Interest income	5,065	3,233	1,199	1,620
Interest expense	(27,031)	(31,038)	(11,025)	(29,260)
Loss on early retirement of debt	(261)	(8,100)	--	--

Income (loss) before reorganization items
and fresh start accounting adjustments	25,455	(51,048)	(62,081)	16,316
Reorganization items - income (expense)	2,411	7,230	--	(36,434)
Fresh start accounting adjustments	--	--	--	45,057

Income (loss) before income taxes and
minority interest	27,866	(43,818)	(62,081)	24,939
(Provision) benefit for income taxes	(9,350)	17,475	(13,200)	26,755
Minority interest	--	(1,674)	(1,217)	(1,062)

Income (loss) from continuing operations,
before discontinued operations
and extraordinary item	18,516	(28,017)	(76,498)	50,632
Income (loss) from discontinued operations,
net of applicable income taxes	--	--	--	(3,170)
Gain (loss) on disposal of discontinued operations,
net of applicable income taxes	--	--	--	256,353
Extraordinary gain on debt discharge	--	--	--	1,124,083

Net income (loss)	$18,516	$(28,017)	$(76,498)	$1,427,898

Basic and Diluted income (loss) per share: (Note 11)
Net income (loss) per share	$0.37	$(0.56)	$(1.53)

Average common shares (for per share purposes)
Basic	50,242	50,169	50,000

Diluted	50,577	50,169	50,000

See accompanying notes to consolidated financial statements

Joy Global Inc.
Consolidated Balance Sheet
(In thousands)

	Successor Company
	November 1, 2003	November 2, 2002
ASSETS
Current Assets
Cash and cash equivalents	$148,505	$70,906
Restricted cash	--	253
Accounts receivable, net	193,882	171,534
Inventories	382,929	418,557
Other current assets	51,251	38,857

Total Current Assets	776,567	700,107

Property, Plant and Equipment:
Land and improvements	13,940	12,687
Buildings	69,392	65,218
Machinery and equipment	213,705	193,949

	297,037	271,854
Accumulated depreciation	(70,936)	(38,680)

	226,101	233,174

Other Assets:
Intangible assets, net	77,709	190,541
Deferred income taxes	136,192	64,890
Other assets	70,160	68,627

	284,061	324,058

Total Assets	$1,286,729	$1,257,339

See accompanying notes to consolidated financial statements

Joy Global Inc.
Consolidated Balance Sheet
(In thousands)

	Successor Company
	November 1, 2003	November 2, 2002
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term notes payable, including current
portion of long-term obligations	$4,767	$3,032
Trade accounts payable	89,136	73,492
Employee compensation and benefits	57,688	54,490
Advance payments and progress billings	36,676	26,244
Accrued warranties	30,443	33,904
Income taxes payable	26,097	32,102
Other accrued liabilities	80,899	94,141

Total Current Liabilities	325,706	317,405

Long-term Obligations	202,912	215,085
Other Non-current Liabilities:
Liability for postretirement benefits	44,992	44,942
Accrued pension costs	313,214	289,915
Other	29,632	28,146

	387,838	363,003
Minority Interest	--	11,230
Commitments and Contingencies (Note 18)	--	--
Shareholders' Equity
Common stock, $1 par value
(authorized 150,000,000 shares; 50,373,567 and
50,228,395 deemed shares issued at November
1, 2003 and November 2, 2002, respectively.)	50,373	50,228
Capital in excess of par value	587,459	585,370
Retained earnings (deficit)	(85,999)	(104,515)
Accumulated other comprehensive loss	(181,560)	(180,467)

Total Shareholders' Equity	370,273	350,616

Total Liabilities and Shareholders' Equity	$1,286,729	$1,257,339

See accompanying notes to consolidated financial statements

Joy Global Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Successor Company			Predecessor Company
	Fiscal year ended November 1, 2003	Fiscal year ended November 2, 2002	Period From June 24, 2001 to October 31, 2001	Period From November 1, 2000 to June 23, 2001
Operating Activities:
Net income (loss)	$18,516	$(28,017)	$(76,498)	$1,427,898
Add (deduct) - items not affecting cash:
(Income) loss from and net (gain) loss on disposal of
discontinued operations	--	--	--	(253,183)
Loss on debt extinguishment	261	8,100	--	--
Extraordinary (gain) on debt discharge	--	--	--	(1,124,083)
Reorganization items	--	--	--	7,090
Fresh start accounting gain	--	--	--	(45,057)
Minority interest	--	1,674	1,217	1,062
Depreciation and amortization	52,542	59,137	27,598	28,821
Amortization of financing fees	3,546	3,515	1,061	4,286
Fresh start inventory adjustment taken to cost of sales	--	53,560	74,570	--
Increase (decrease) in deferred income taxes, net
of change in valuation allowance	(11,642)	(42,189)	9,474	(32,620)
Other - net	2,524	(8,708)	(142)	(537)
Changes in Working Capital Items:
(Increase) decrease in restricted cash	253	19,160	7,055	(26,468)
(Increase) decrease in accounts receivable - net	(10,510)	43,553	8,791	(45,590)
(Increase) decrease in inventories	65,293	51,017	(7,602)	(26,302)
(Increase) decrease in other current assets	7,124	(3,702)	12,613	(11,701)
Increase (decrease) in trade accounts payable	7,601	(5,270)	10,688	(6,196)
Increase (decrease) in employee compensation and benefits	(16,859)	(2,093)	(4,156)	(1,040)
Increase (decrease) in advance payments and progress billings	5,695	9,785	(3,856)	8,672
Increase (decrease) in other accrued liabilities	(18,699)	(31,981)	1,790	(9,316)

Net cash provided (used) by continuing operations	105,645	127,541	62,603	(104,264)

Investment Activities:
Property, plant and equipment acquired	(27,512)	(19,087)	(9,588)	(12,670)
Proceeds from sale of property, plant and equipment	2,996	3,176	2,487	2,445
Purchase of equity interest in subsidiary	(12,316)	--	--	--
Other - net	6,285	4,266	(6,005)	13,649

Net cash provided (used) by investment activities	(30,547)	(11,645)	(13,106)	3,424

Financing Activities:
Payments of long-term obligations	(13,174)	(814)	(10)	(4,127)
Issuance of long-term obligations	--	--	583	2,066)
Financing fees	(250)	(9,136)	(2,580	(11,520)
Exercise of stock options	1,917	--	--	--
Increase (decrease) in short-term notes payable	1,512	1,865	(7,175)	(71,081)
Issuance of 8.75% Senior Subordinated Notes	--	200,000	--	--
Redemption of 10.75% Senior Notes	--	(113,686)	--	--
Payment of Term Loan	--	(100,000)	--	--
Borrowings (repayment) under Credit Agreement	--	(63,930)	(48,688)	212,618
Borrowings under debtor-in-possession facility	--	--	--	55,000
Repayments of borrowings under debtor-in-possession facility	--	--	--	(90,000)

Net cash provided (used) by financing activities	(9,995)	(85,701)	(57,870)	92,956

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	12,496	1,059	(1,802)	(726)
Cash Provided (Used) in Discontinued Operations	--	--	--	(13,686)

Increase (Decrease) in Cash and Cash Equivalents	77,599	31,254	(10,175)	(22,296)
Cash and Cash Equivalents at Beginning of Period	70,906	39,652	49,827	72,123

Cash and Cash Equivalents at End of Period	$148,505	$70,906	$39,652	$49,827

Supplemental cash flow information
Interest paid	$23,075	$27,732	$10,745	$10,650
Income taxes paid	19,067	19,283	1,490	3,390

See accompanying notes to consolidated financial statements

Joy Global Inc.
Consolidated Statement of Shareholders’ Equity (Deficit)
(In thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)		SECT	Treasury Stock	Total
Predecessor Company
Balance at October 31, 2000	$51,669	$563,542	$(1,204,314)	$(114,87	4)	$(100)	$(90,615)	$(794,692)
Comprehensive income (loss):
Net income	--	--	1,427,898	--		--	--	1,427,898
Derivative instrument fair market value adjustment	--	--	--	(456)		--	--	(456)
Cummulative effect of change in accounting principle
for derivative and hedging activities	--	--	--	(182)		--	--	(182)
Currency translation adjustment	--	--	-	(11,487)		--	--	(11,487)

Total comprehensive income (loss)	--	--	--	--		--	--	1,415,773
Fresh start adjustments	(51,669)	(563,542)	(223,584)	126,999		100	90,615	(621,081)

Successor Company
Balance at June 23, 2001	$--	$--	$--	$--		$--	$--	$--
Distribution of new common stock *	50,000	581,898	--	--		--	--	631,898
Comprehensive income (loss):
Net loss	--	--	(76,498)	--		--	--	(76,498)
Change in additional minimum pension liability	--	--	--	(69,032)		--	--	(69,032)
Derivative instrument fair market value adjustment	--	--	--	433		--	--	433
Currency translation adjustment	--	--	--	(3,094)		--	--	(3,094)

Total comprehensive income (loss)	--	--	--	--		--	--	(148,191)

Balance at October 31, 2001	$50,000	$581,898	$(76,498)	$(71,693)		$--	$--	$483,707

See accompanying notes to consolidated financial statements

Joy Global Inc.
Consolidated Statement of Shareholders’ Equity (Deficit)
(In thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Successor Company
Balance at October 31, 2001	$50,000	$581,898	$(76,498)	$(71,693)	$483,707
Issuance of stock as professional fee payment	228	3,472	--	--	3,700
Comprehensive income (loss):
Net loss	--	--	(28,017)	--	(28,017)
Change in additional minimum pension liability	--	--	--	(114,176)	(114,176)
Derivative instrument fair market value adjustment	--	--	--	(643)	(643)
Currency translation adjustment	--	--	--	6,045	6,045

Total comprehensive income (loss)	--	--	--	--	(136,791)

Balance at November 2, 2002	$50,228	$585,370	$(104,515)	$(180,467)	$350,616
Exercise of stock options	145	2,089	--	--	2,234
Comprehensive income (loss):
Net income	--	--	18,516	--	18,516
Change in additional minimum pension liability	--	--	--	(33,652)	(33,652)
Derivative instrument fair market value adjustment	--	--	--	585	585
Currency translation adjustment	--	--	--	31,974	31,974

Total comprehensive income (loss)	--	--	--	--	17,423

Balance at November 1, 2003	$50,373	$587,459	$(85,999)	$(181,560)	$370,273

* All fifty million shares of common stock to be distributed under the Company's reorganization plan are considered outstanding for purposes of these financial statements.

See accompanying notes to consolidated financial statements

Joy Global Inc.
Notes to Consolidated Financial Statements
November 1, 2003

1. Reorganization and Emergence From Chapter 11

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

A total of 48,766,577 shares of new common stock have been distributed to date under the POR of the fifty million shares that will be distributed to holders of allowed pre-petition claims against the Predecessor Company. The most recent distribution was based on approximately $1.24 billion of “current adjusted claims” and equated one share of Joy Global Inc. common stock to a $24.72 allowed claim. Only two bankruptcy related claims remain unresolved. The timing of future stock distributions is dependent on the timing of the resolution of these remaining claims. We estimate that, if the remaining claims are resolved as we currently anticipate, “total projected claims” or the total amount of claims after all claims have been resolved will be approximately $1.21 billion. While this number has not changed significantly since it was included in the POR, given the uncertainties inherent in the claims resolution process, there can be no assurance that the remaining claims will be resolved for the amounts currently estimated by us. The amount of stock distributed in each future distribution to holders of pre-petition claims against the Predecessor Company is contingent on the resolution of such claims. For purposes of these financial statements, all fifty million shares that will ultimately be distributed to creditors are treated as outstanding.

In addition to these shares, by order of the Bankruptcy Court, we issued 228,395 shares of common stock to an international investment banking firm which acted as financial advisor to the creditors committee in our bankruptcy. One of our directors is a Managing Director of the investment banking firm. These shares, together with the other distributions, bring the total number of shares distributed to date to 48,994,972. As of November 1, 2003, 1,233,423 shares are designated for future distribution under the POR and held in a disputed claims equity reserve pending resolution of the remaining bankruptcy related claims against the Predecessor Company.

2. Basis of Presentation

As part of our emergence, we adopted fresh start accounting pursuant to the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). In accordance with fresh start accounting principles, our assets and liabilities were adjusted to their fair value as of the Effective Date with the excess of our enterprise value over the fair value of our tangible and identifiable intangible assets and liabilities reported as excess reorganization value in our consolidated balance sheet. The net effect of fresh start accounting adjustments was a gain of $45.1 million which was recorded in the income statement for the Predecessor Company during Fiscal 2001. As a result of the application of fresh start accounting, the Successor Company’s financial statements are not comparable to those of the Predecessor Company.

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

The following table describes the periods presented in the financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Period	Referred to as
Results for the Successor Company
From November 3, 2002 through November 1, 2003	"Fiscal 2003"
From November 1, 2001 through November 2, 2002	"Fiscal 2002"
From June 24, 2001 through October 31, 2001	"2001 Four Months"
Results for the Predecessor Company
From November 1, 2000 through June 23, 2001	"2001 Eight Months"
Combined 2001 Eight Months and 2001 Four Months	"Fiscal 2001"

3. Significant Accounting Policies

   Our significant accounting policies are as follows:

Nature of Operations: We are the direct successor to a business begun over 119 years ago which, through our subsidiaries, manufactures and markets products classified into two business segments: underground mining machinery (“Joy Technologies Inc.” or “Joy”) and surface mining equipment (“Harnischfeger Corporation” or “P&H”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining.

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

Cash Equivalents: We consider all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents were $108.0 million and $47.2 million at November 1, 2003 and November 2, 2002, respectively.

Restricted Cash: Restricted cash is used to settle pre-emergence professional fees in accordance with the POR.

Inventories: The Successor Company’s inventories are carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for all inventories. We evaluate the need to record adjustments for inventory on a regular basis. Our policy is to evaluate all inventory including manufacturing raw material, work-in-process, finished goods, and spare parts. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are our estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory. The Predecessor Company’s inventories were stated at the lower of cost or market using the last-in, first-out (LIFO) method for substantially all domestic inventories and FIFO method for inventories of foreign subsidiaries.

Property, Plant and Equipment: Property, plant and equipment are stated at historical cost for the Predecessor Company and include fresh start adjustments for the Successor Company. Expenditures for major renewals and improvements are capitalized, while maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred. For financial reporting purposes, plant and equipment are depreciated primarily by the straight-line method over the estimated useful lives of the assets which generally range from 5 to 20 years for improvements, from 33 to 50 years for buildings and from 3 to 15 years for machinery and equipment. Depreciation expense was $36.8 million, $36.5 million, $12.6 million and $16.6 million for Fiscal 2003, Fiscal 2002, the 2001 Four Months and 2001 Eight Months, respectively. Depreciation claimed for income tax purposes is computed by accelerated methods.

Impairment of Long-Lived Assets: Our policy is to assess the realizability of our long-lived assets and to evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flow is less than the carrying value. The amount of any impairment then recognized is calculated as the difference between the estimated future discounted cash flow and the carrying value of the asset.

Excess Reorganization Value: Excess reorganization value represented the excess of the Successor Company’s enterprise value over the aggregate fair value of the Company’s tangible and identifiable intangible assets and liabilities at the Effective Date. See Note 5 – Excess Reorganization Value and Other Intangibles for further information.

Intangible Assets: Intangible assets of the Successor Company include software, drawings, patents, trademarks, technology and other specifically identifiable assets recognized in accordance with fresh start accounting and adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets,” at the Effective Date. Indefinite-lived intangible assets are not being amortized; however, they are evaluated annually, or more frequently if events or changes occur that suggest impairment in carrying value in accordance with SFAS No. 142. Finite-lived intangible assets are amortized using the straight-line method.

Other Non-current Assets: Other non-current assets primarily include deferred financing costs related to the credit agreement, prepaid pension assets and bond issuance costs which are being amortized over the terms of the credit agreement and bonds, respectively.

Foreign Currency Translation: Exchange gains or losses incurred on transactions conducted by one of our operations in a currency other than the operation’s functional currency are normally reflected in other income (expense) in our Consolidated Statement of Operations. An exception is made where the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future, in which case the transaction gain or loss is included in shareholders’ equity as an element of accumulated other comprehensive income (loss). Assets and liabilities of international operations that have a functional currency that is not the U.S. dollar are translated into U.S. dollars at year-end exchange rates and revenue and expense items are translated using weighted average exchange rates. Any adjustments arising on translations are included in shareholders’ equity as an element of accumulated other comprehensive income (loss). Assets and liabilities of operations which have the U.S. dollar as their functional currency (but which maintain their accounting records in local currency) have their values converted into U.S. dollars at year-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses arising on conversion of the values into U.S. dollars are recognized in other income (expense). Pre-tax foreign exchange gains (losses) included in operating income were $(0.3) million, $0.1 million, $(0.7) million and $1.1 million for Fiscal 2003, Fiscal 2002, the 2001 Four Months and 2001 Eight Months, respectively.

Foreign Currency Hedging and Derivative Financial Instruments: We enter into derivative contracts, primarily foreign currency forward contracts, to protect against fluctuations in exchange rates. These contracts are for committed transactions and receivables and payables denominated in foreign currencies and not for speculative purposes. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or in the balance sheet as other comprehensive income.

During Fiscal 2003 and Fiscal 2002, there were no derivative instruments that were deemed to be ineffective. The amounts included in Accumulated Other Comprehensive Loss will be reclassified into income when the forecasted transaction occurs, generally within the next twelve months.

Comprehensive Income: SFAS No. 130, “Reporting Comprehensive Income”, requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. We have chosen to report Comprehensive Income and Accumulated Other Comprehensive Income (Loss) which encompasses net income, foreign currency translation, minimum pension liability and unrealized gain (loss) on derivatives in the Consolidated Statement of Shareholders’ Equity (Deficit). Cumulative balances for foreign currency translation, minimum pension liability and unrealized gain (loss) on derivatives were $34.9 million, $(216.9) million and $0.4 million, respectively, at November 1, 2003 and $3.0 million, $(183.2) million and $(0.2) million, respectively, at November 2, 2002.

Revenue Recognition: Revenue is generally recognized upon shipment of products (when title and risk and reward of ownership are transferred to the customer), or upon completion of service provided. We recognize revenue on long-term contracts, such as the manufacture of mining shovels, draglines and roof support systems, using either the percentage-of-completion or completed contract methods. Percentage-of-completion sales and gross profits are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. When using the percentage-of-completion method, sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Losses, if any, are recognized in full when identified. Provisions for warranty expense are based upon experience and recorded in the period that the related revenue is recognized.

We have life cycle management contracts with customers to supply parts and service for terms of 1 to 13 years. These contracts are set up based on the projected costs and revenues of servicing the respective machines over the specified contract terms. Revenue is recognized in the period in which parts are supplied or services provided.

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

Accounting For Stock Options: The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.

The Company is required under SFAS 123 to disclose pro forma information regarding the stock awards made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per share data):

	Fiscal 2003	Fiscal 2002	2001 Four Months
Net income (loss):
As reported	$18,516	$(28,017)	$ (76,498)
Stock-based compensation expense included in
reported net income, net of related tax	2,852	--	--
Stock -based compensation expense determined
under SFAS No. 123, net of related taxes	(6,977)	(8,176)	(510)

Pro forma	$14,391	$(36,193)	$ (77,008)

Basic and diluted net income (loss) per share:
As reported	$0.37	$(0.56)	$ (1.53)

Pro forma	$0.28	$(0.72)	$ (1.54)

The weighted-average grant-date fair value of options granted during Fiscal 2003 and Fiscal 2002 were $5.3 million and $21.1 million, respectively. The fair value of these stock awards at the date of grant was estimated using the Black-Scholes model with the following assumptions:

	Fiscal 2003	Fiscal 2002	2001 Four Months
Risk free interest rate	4.5%	4.4%	4.9%
Expected volatility	37%	59%	30%
Expected life	7.0	7.0	5.0
Dividend yield	--	--	--

Research and Development Expenses: Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $6.6 million, $6.5 million, $2.8 million and $4.8 million for Fiscal 2003, Fiscal 2002, the 2001 Four Months and 2001 Eight Months, respectively.

Earnings Per Share: Basic income (loss) per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the reporting period. Diluted income (loss) per common share is computed similar to basic earnings per share except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options, performance units and restricted stock if dilutive. The Successor Company’s common stock was distributed following the Effective Date. For purposes of these financial statements, all fifty million shares that will ultimately be distributed to creditors are treated as outstanding. See Note 11 – Earnings Per Share for further information.

New Accounting Pronouncements: In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guaranty. This interpretation also supersedes and incorporates the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45, including those related to product warranties, are effective for financial statements for interim or annual periods ending after December 15, 2002. We adopted FIN 45 in the first quarter of Fiscal 2003. Adoption of this interpretation did not have a significant effect on our consolidated results of operations or financial position. (See Note 10 – Warranties).

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Multiple Deliverable Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. It also addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with early application permitted. Companies may elect to report the change in accounting as a cumulative effect of a change in accounting principle in accordance with APB Opinion 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements (an amendment of APB Opinion No. 28). ” We adopted the provisions of EITF 00-21 during Fiscal 2003. Adoption of this interpretation did not have a significant effect on our consolidated results of operations or financial position.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” and APB Opinion No. 28, “Interim Financial Reporting.” The transition provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant effect on our consolidated results of operations or financial position as we have elected to continue to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which requires the consolidation of certain special purpose or variable interest entities. FIN 46 is applicable to financial statements issued after June 15, 2003. Adoption of this interpretation did not have a significant effect on our consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Adoption of this interpretation did not have a significant effect on the Company’s consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after August 21, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Adoption of this interpretation did not have a significant effect on our consolidated results of operations or financial position.

4. Acquisitions

Effective November 4, 2002, we acquired the 25% interest in our Australian surface mining equipment subsidiary owned by Kobelco Construction Machinery Co. Limited. The purchase price of approximately $12.3 million included $11.2 million of minority interest and $1.1 million in intangible assets. As a result, our ownership of the subsidiary increased to 100% and we removed minority interest from our Consolidated Financial Statements.

5. Excess Reorganization Value and Other Intangibles

We adopted SFAS No. 141 and SFAS No. 142 in connection with fresh start accounting. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” All identifiable intangible assets and excess reorganization value were valued at their fair values as of the Effective Date. We have also completed an impairment analysis of our indefinite-lived intangible assets in accordance with the provisions of SFAS No. 142 and have determined that an impairment charge is not required.

		November 1, 2003			November 2, 2002
In thousands	Estimated Useful Lives	Gross Carrying Amount		Accumulated Amortization	Gross Carrying Amount		Accumulated Amortization
Finite lived intangible assets:
Software	3 years	$21,112		$(16,524)	$20,850		$(11,514)
Backlog	7 months	--		--	17,120		(17,120)
Engineering drawings	10-15 years	10,535	(1)	(4,299)	20,103	(1)	(2,539)
Repair and maintenance contracts	2-5 years	8,625	(1)	(6,582)	12,259	(1)	(4,142)
Patents	11-14 years	12,924	(1)	(4,960)	20,962	(1)	(2,051)
Unpatented technology	35 years	35,632		(2,722)	84,576		(208)

Subtotal		88,828		(35,087)	175,870		(37,574)
Indefinite lived intangible assets:
Trademarks		19,777		--	50,963		--
Pension		4,191		--	1,282		--

Subtotal		23,968		--	52,245		--

Total intangible assets		$112,796		$(35,087)	$228,115		$(37,574)

(1)

During Fiscal 2003 and Fiscal 2002, we adjusted valuation allowances and other tax reserves (see Note 7 – Income Taxes). In accordance with the provisions of SOP 90-7, adjustments to these allowances that existed as of the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter will be reported as additional paid in capital.

The following table summarizes the impact of the tax valuation allowance and tax settlement adjustments on the excess reorganization value and the intangible assets. Intangible assets were allocated on a pro rata share based on their net carrying value.

In thousands	Gross Carrying Amount	Valuation Allowance and Related Tax Accounts	Adjusted Carrying Amount
Fiscal 2003
Trademarks	50,963	(31,186)	19,777
Unpatented technology	85,749	(50,117)	35,632
Engineering drawings	20,103	(9,568)	10,535
Patents	20,962	(8,038)	12,924
Repair and maintenance contracts	12,259	(3,634)	8,625
Software	21,112	--	21,112

	$211,148	$(102,543)	$108,605

In thousands	Gross Carrying Amount	Favorable Tax Settlements	Valuation Allowance	Adjusted Carrying Amount
Fiscal 2002
Excess reorganization value	$22,547	$(12,770)	$(9,777)	$--
Trademarks	61,000	(4,871)	(5,166)	50,963
Unpatented technology	101,000	(8,118)	(8,306)	84,576
Engineering drawings	22,200	(1,245)	(852)	20,103
Patents	23,001	(1,210)	(829)	20,962
Repair and maintenance contracts	14,800	(1,508)	(1,033)	12,259
Software	20,850	--	--	20,850

	$265,398	$(29,722)	$(25,963)	$209,713

Amortization expense, including Predecessor Company goodwill amortization, was $15.7 million, $22.6 million, $15.0 million and $12.2 million for Fiscal 2003, Fiscal 2002, the 2001 Four Months and 2001 Eight Months, respectively. Estimated future annual amortization expense is as follows:

In thousands
For the fiscal year ending:

2004	$7,200
2005	3,100
2006	3,100
2007	2,600
2008	2,500

As required by SFAS No. 142, trademarks are not amortized but will be reviewed for impairment annually. Our reportable segments have been defined as reporting units for purposes of testing intangible assets for impairment.

6. Borrowings and Credit Facilities

In Fiscal 2002, we completed the offering of $200.0 million aggregate principal amount of 8.75% Senior Subordinated Notes due March 15, 2012 in a private placement under Rule 144A of the Securities Act of 1933. We used approximately $100.5 million of the net proceeds of the offering to prepay a term loan previously provided under the credit agreement. The balance of the net proceeds of the Senior Subordinated Notes offering, together with other available funds, was used to redeem our 10.75% Senior Notes due 2006 that were issued on the Effective Date to unsecured creditors of Joy and P&H and their subsidiaries. A loss of $8.1 million was incurred as a result of the early retirement of debt, consisting of $4.4 million of retirement premiums and the $3.7 million write-off of associated debt issuance costs related to the term loan. The privately placed notes were exchanged for registered notes during Fiscal 2002. The exchange offering expired on June 19, 2002. All the Notes were exchanged pursuant to this offer.

On June 25, 2002, we entered into an amended and restated Credit Agreement (“Credit Agreement”) which consists of a $250 million revolving loan maturing on October 31, 2005. The Credit Agreement replaced our prior $250 million revolving credit agreement that also included a $100 million term loan. Substantially all of our assets and our subsidiaries’ assets are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (3.25% to 2.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) plus the applicable margin (2.25% to 1.25%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.5% to 0.75% on the unused portion of the revolving loan.

Both the Senior Subordinated Note Indenture and Credit Agreement contain restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness and liens, asset sales, capital expenditures, dividends and stock repurchases. The covenants in the Senior Subordinated Note Indenture are generally less restrictive than the covenants in the Credit Agreement. Interest coverage, leverage and EBITDA covenants in the Credit Agreement generally become more restrictive over the term of the agreement. In general, the Indenture limits the aggregate amount of dividends and stock repurchases since March 2002 to the greater of $25 million or the sum of 50% of Consolidated Net Income (as defined in the Indenture) since March 2002 and 100% of the proceeds of any stock sales since March 2002. Under the Credit Agreement, the aggregate amount of dividends and stock repurchases that can be made in any fiscal year is generally limited to the lesser of $10 million or 50% of Consolidated Net Income (as defined in the Credit Agreement) for the immediately preceding fiscal year.

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

By agreement dated October 31, 2002, the Credit Agreement was amended to reflect certain financial covenant modifications and clarification of certain definitional and administrative items. The amendment lowered the financial covenants for the quarter ended November 2, 2002 and for each quarter in Fiscal 2003. In addition, the amendment increased the amounts available for restricted junior payments. Absent the amendment, we would have been in violation of one of the financial covenants at November 2, 2002.

At November 1, 2003, there were no outstanding borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $250 million credit limit, totaled approximately $63.7 million. The balance available for direct borrowings and issuance of letters of credit is a function of a monthly borrowing base calculation as set forth in the Credit Agreement. Accordingly, as of November 1, 2003 there was approximately $140.1 million available for additional borrowings and letters of credits under the Credit Agreement.

        Direct borrowings and capital lease obligations consisted of the following:

In thousands	November 1, 2003	November 2, 2002
Domestic:
Credit Facility	$--	$--
8.75% Senior Subordinated Notes	200,000	200,000
Industrial Revenue Bonds	--	12,600
Capital leases	649	1,436
Foreign:
Capital leases	3,345	2,216
Other	308	--
Short-term notes payable and bank overdrafts	3,377	1,865

	207,679	218,117
Less: Amounts due within one year	(4,767)	(3,032)

Long-term Obligations	$202,912	$215,085

The aggregate maturities of debt consist of the following (in thousands): FY 2004 — $4,767; FY 2005 — $876; FY 2006 — $876; FY 2007 — $724, FY2008 and thereafter — $200,436.

7. Income Taxes

The consolidated provision (benefit) for income taxes included in the Consolidated Statement of Operations consisted of the following:

	Successor Company			Predecessor Company
In thousands	Fiscal 2003	Fiscal 2002	2001 Four Months	2001 Eight Months
Current provision (benefit)
Federal	$1,131	$(6,124)	$--	$(34,755)
State	517	311	300	600
Foreign	20,949	12,133	12,900	7,400

Total current	22,597	6,320	13,200	(26,755)

Deferred provision (benefit)
Federal	(3,497)	(22,807)	--	--
State	(500)	(3,258)	--	--
Foreign	(9,250)	2,270	--	--

Total deferred	(13,247)	(23,795)	--	--

Total consolidated income tax
provision (benefit)	$9,350	$(17,475)	$13,200	$(26,755)

        The components of income (loss) for our domestic and foreign operations were as follows:

	Successor Company			Predecessor Company
In thousands	Fiscal 2003	Fiscal 2002	2001 Four Months	2001 Eight Months
Domestic income (loss)	$(20,487)	$(83,671)	$(59,375)	$(6,853)
Foreign income (loss)	48,353	39,853	(2,706)	31,792

Pre-tax income (loss) from
continuing operations	$27,866	$(43,818)	$(62,081)	$24,939

The reconciliation between the income tax provisions (benefits) recognized in our Consolidated Statement of Operations and the income tax provisions (benefits) computed by applying the statutory federal income tax rate to the income (loss) from continuing operations are as follows:

	Successor Company			Predecessor Company
In thousands	Fiscal 2003	Fiscal 2002	2001 Four Months	2001 Eight Months
Income tax computed at federal
statutory tax rate	$9,753	$(15,336)	$(21,728)	$8,729
Sub-part F income and foreign
dividends	1,414	4,437	--	--
EIE Income Exclusion	--	(1,190)	--	--
Tax on Undistributed Foreign Earnings	5,509	--	--	--
Goodwill amortization not
deductible for tax purposes	--	--	--	823
Differences in foreign and U.S.
tax rates	(4,807)	(718)	13,847	(3,727)
State income taxes, net of federal
tax impact	(255)	(3,724)	195	390
Resolution of Prior Years' Tax Issues	(7,993)	(3,768)	--	(34,755)
Other items, net	737	228	270	538
Valuation allowance	4,992	2,596	20,616	1,247

	$9,350	$(17,475)	$13,200	$(26,755)

The components of the net deferred tax asset are as follows:

In thousands	Fiscal 2003	Fiscal 2002

Deferred tax assets:
Reserves not currently deductible	$24,535	$15,073
Employee benefit related items	166,364	121,716
Tax credit carryforwards	20,704	21,342
Tax loss carryforwards	380,010	412,040
Inventories	14,499	--
Other, net	19,684	21,912
Valuation allowance	(396,841)	(399,468)

Total deferred tax assets	228,955	192,615

Deferred tax liabilities:
Inventories	--	20,879
Depreciation and amortization in excess
of book expense	38,229	39,308
Intangibles	25,994	70,230

Total deferred tax liabilities	64,223	130,417

Net deferred tax asset	$164,732	$62,198

The net deferred tax assets are reflected in the accompanying balance sheet as follows:

In thousands	Fiscal 2003	Fiscal 2002

Current deferred tax assets	$28,540	$15,110
Long term deferred tax asset	136,192	64,890
Current deferred tax liability	--	(17,798)
Long term deferred tax liability	--	(4)

Net deferred tax asset	$164,732	$62,198

At November 1, 2003, we had general business tax credits of $16.4 million expiring in 2008 through 2013 and alternative minimum tax credit carryforwards of $4.3 million which do not expire.

We have tax loss carryforwards consisting of a gross U.S. Federal operating loss carryforward of $751.1 million expiring in 2020 with a net tax benefit of $262.9 million, tax benefits related to U.S. state operating loss carryforwards of $83.8 million with various expiration dates, and tax benefits related to foreign carryforwards of $33.1 million with various expiration dates. For financial statement purposes, future tax benefits related to the recognition of net operating losses are subject to review as to the future realizability of these amounts. As such, valuation reserves have been established in prior years against those loss carryforward amounts for which realizability was not more likely than not.

Because our POR provided for substantial changes in our ownership, there are annual limitations on the amount of federal and certain of the state net operating loss carryforwards which we may be able to utilize on our income tax returns. This annual limitation is an amount equal to the value of our stock immediately before the ownership change adjusted to reflect the increase in value of the Company resulting from the cancellation of creditor's claims multiplied by a federally mandated long-term tax exempt rate. The annual limitation is approximately $45.7 million and may be increased by certain transactions which result in recognition of "built-in" gains - unrecognized gains existing as of the date we emerged from bankruptcy. As of November 1, 2003, the total amount of the U.S. Federal net operating loss carryforward not subject to the annual limitation is approximately $262.5 million.

During Fiscal 2002, we reassessed our position on the creation and continuation of valuation reserves and adjusted the reserve balances where we felt it appropriate based upon past, current, and projected profitability in the various geographical areas in which we conduct business and available tax strategies. Additionally, the U.S. carryforwards were reduced upon emergence from bankruptcy due to the rules and regulations in the Internal Revenue Code related to cancellation of indebtedness income that is excluded from taxable income. These adjustments are included in the net operating loss values detailed above.

At November 1, 2003, our net deferred tax asset, including loss and credit carryforwards and excluding valuation allowances, was $561.6 million. We have reviewed the realization of net operating losses, tax credits, and net other deferred tax assets in each statutory location in which we conduct our business and established valuation reserves against those net deferred tax assets whose realizability we have determined is not more likely than not. The continued need for valuation reserves will be assessed at least annually to determine the propriety of recognizing additional deferred tax assets. Additionally, our emergence from bankruptcy in Fiscal 2001 did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for our tax reporting. Therefore, the fresh start adjustments created new deferred tax items which were recognized concurrently with the recognition of the respective fresh start accounting adjustments.

In addition, as it relates to the valuation reserves currently recorded that arose in pre-emergence years, our reorganization has resulted in a significantly modified capital structure by which SOP 90-7 requires us to apply fresh start accounting. Under fresh start accounting, reversals of valuation reserves recorded against deferred tax assets that existed as of the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter are reported as additional paid in capital. Consequently, we will recognize cash tax savings in the year of asset recognition without the corresponding benefit to income tax expense. The balance of the amount of valuation reserves for which this treatment is required is $285.6 million at November 1, 2003.

U.S. income taxes, net of foreign taxes paid or payable, have not been provided on the undistributed profits of foreign subsidiaries except for taxes which have been provided for an anticipated dividend from South Africa. All other undistributed profits of foreign subsidiaries are deemed to be permanently reinvested have not been provided as it is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Such unremitted earnings of subsidiaries which have been or are intended to be permanently reinvested were $221.0 million at November 1, 2003.

Cash taxes paid for Fiscal 2003, Fiscal 2002, 2001 Four Months and 2001 Eight Months were $19.1 million, $19.3 million, $1.5 million, and $3.4 million, respectively.

8. Accounts Receivable

Consolidated accounts receivable consisted of the following:

In thousands	November 1, 2003	November 2, 2002
Trade receivables	$176,428	$158,669
Unbilled receivables (due within one year)	25,099	20,519
Allowance for doubtful accounts	(7,645)	(7,654)

	$193,882	$171,534

We provide for bad debt on a specific account identification basis.

9. Inventories

Consolidated inventories consisted of the following:

In thousands	November 1, 2003	November 2, 2002
Finished goods	$226,758	$238,413
Work-in-process and purchased parts	131,512	157,896
Raw materials	24,659	22,248

	$382,929	$418,557

10. Warranties

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

The following table reconciles the changes in the product warranty reserve:

In thousands	Fiscal 2003	Fiscal 2002
Balance, beginning of period	$33,904	$31,473
Accrual for warranty expensed during the period	18,728	22,339
Settlements made during the period	(20,130)	(20,652)
Change in liability for pre-existing warranties
during the period, including expirations	(3,656)	(406)
Effect of foreign currency translation	1,597	1,150

Balance, end of period	$30,443	$33,904

11. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Successor Company			Predecessor Company
In thousands except per share amounts	Fiscal 2003	Fiscal 2002	2001 Four Months	2001 Eight Months
Numerator:
Income (loss) from continuing operations	$18,516	$(28,017)	$(76,498)	$50,632
Income (loss) from discontinued operations	--	--	--	(3,170)
Net gain on disposal of discontinued
Operations	--	--	--	256,353
Income (loss) from extraordinary items	--	--	--	1,124,083

Net income (loss)	$18,516	$(28,017)	$(76,498)	$1,427,898
Denominator:
Denominator for basic earnings per share -
Weighted average shares	50,242	50,169	50,000	46,816
Effect of dilutive securities:
Stock options, restricted stock and
Performance units	335	--	--	--

Denominator for diluted earnings per share -
Adjusted weighted average shares and
Assumed conversions	50,577	50,169	50,000	46,816
Basic and Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$0.37	$(0.56)	$(1.53)	$1.08
Income from and net gain on
Disposal of discontinued operations	--	--	--	5.41
Income (loss) from extraordinary items	--	--	--	24.01

Net income (loss)	$0.37	$(0.56)	$(1.53)	$30.50

Options to purchase approximately 3,529,000 and 932,000 shares of common stock were outstanding at November 2, 2002 and October 31, 2001, respectively, but were not included in the computation of diluted earnings per share because the additional shares would reduce the (loss) per share amount from continuing operations, and therefore, the effect would be anti-dilutive.

12. Pensions and Other Employee Benefits

The Company and its subsidiaries have a number of defined benefit, defined contribution and government mandated pension plans covering substantially all employees. Benefits from these plans are based on factors that include various combinations of years of service, fixed monetary amounts per year of service, employee compensation during the last years of employment and the recipient's social security benefit. Our funding policy with respect to qualified plans is to contribute annually not less than the minimum required by applicable law and regulation nor more than the amount which can be deducted for income tax purposes. We also have an unfunded nonqualified supplemental pension plan that is based on credited years of service and compensation during the last years of employment.

Certain plans outside the United States, which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of November 1, 2003 and November 2, 2002.

We recorded additional minimum pension liabilities of $36.6 million and $115.5 million in 2003 and 2002, respectively, to recognize the unfunded accumulated benefit obligations of certain plans. Corresponding amounts are required to be recognized as intangible assets to the extent of the unrecognized prior service cost and the unrecognized net transition obligation on an individual plan basis. Any excess of the minimum pension liability above the intangible asset is recorded as a separate component and reduction in shareholders' equity. Intangible pension assets of $2.9 million and $1.3 million were recognized in Fiscal 2003 and Fiscal 2002, respectively. The balance of $216.9 million and $183.2 million in Fiscal 2003 and Fiscal 2002, respectively, were included in shareholders' equity.

Total pension (income) expense for all defined benefit plans was $14.2 million, $2.7 million, $(0.4) million and $151.7 million for Fiscal 2003, Fiscal 2002, the 2001 Four Months and 2001 Eight Months, respectively. Total pension expense for all defined contribution plans was $2.1 million, $1.6 million, $0.4 million and $0.9 million for Fiscal 2003, Fiscal 2002, the 2001 Four Months and 2001 Eight Months, respectively.

Net periodic pension costs for U.S. plans and plans of subsidiaries outside the United States included the following components:

	U.S. Pension Plans				Non-U.S. Pension Plans
	Successor Company			Predecessor Company	Successor Company			Predecessor Company
In thousands	Fiscal 2003	Fiscal 2002	2001 Four Months	2001 Eight Months	Fiscal 2003	Fiscal 2002	2001 Four Months	2001 Eight Months
Components of Net
Periodic Benefit Cost (Income)
Service cost	$10,441	$9,948	$2,933	$5,123	$4,533	$3,709	$1,308	$2,155
Interest cost	42,825	41,647	13,650	25,114	23,496	20,596	6,513	13,179
Expected return on assets	(38,476)	(40,766)	(13,626)	(30,558)	(29,401)	(32,936)	(11,176)	(22,553)
Amortization of:
Transition obligation (asset)	--	--	--	218	--	--	--	(131)
Prior service cost	360	83	--	1,734	1	--	--	116
Actuarial loss	421	21	--	125	33	6	--	73

Periodic benefit cost (income)
before curtailment and
termination charges (credits)	15,571	10,933	2,957	1,756	(1,338)	(8,625)	(3,355)	(7,161)
Curtailment and termination
charges (credits):
Special termination benefit charge	--	285	--	--	--	--	--	--
Curtailment charge (credit)	--	87	--	--	--	--	--	--

Total net periodic benefit cost (income)	15,571	11,305	2,957	1,756	(1,338)	(8,625)	(3,355)	(7,161)
Fresh-start accounting
charge	--	--	--	117,290	--	--	--	39,860
Total net periodic benefit cost

(income) of continuing operations	$15,571	$11,305	$2,957	$119,046	$(1,338)	$(8,625)	$(3,355)	$(32,699)

Changes in the projected benefit obligations and pension plan assets relating to the Company's defined benefit pension plans, together with a summary of the amounts recognized in the Consolidated Balance Sheet are set forth in the following table:

	U.S. Pension Plans		Non-U.S. Pension Plans
In thousands	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Change in Benefit Obligations
Net benefit obligations at beginning of year	$619,656	$585,383	$390,471	$360,515
Other	--	8,798	--	--
Service cost	10,441	9,948	4,533	3,560
Interest cost	42,825	41,647	23,496	20,596
Plan participants' contributions	--	--	1,244	1,141
Plan amendments	--	1,080	16	--
Actuarial loss (gain)	59,997	7,818	19,764	(11,896)
Currency fluctuations	--	--	37,488	30,541
Curtailments	--	100	--	--
Special termination benefits	--	285	--	--
Gross benefits paid	(36,565)	(35,403)	(16,921)	(13,986)

Net benefit obligations at end of year	$696,354	$619,656	$460,091	$390,471

Change in Plan Assets
Fair value of plan assets at beginning of year	$348,791	$407,279	$324,633	$323,466
Other	--	4,385	--	--
Actual return on plan assets	69,917	(31,994)	35,685	(15,903)
Currency fluctuations	--	--	31,382	25,961
Employer contributions	48,691	4,524	5,105	3,955
Plan participants' contributions	--	--	1,244	1,140
Gross benefits paid	(36,565)	(35,403)	(16,921)	(13,986)

Fair value of plan assets at end of year	$430,834	$348,791	$381,128	$324,633

Funded Status, Realized and Unrealized Amounts
Funded status at end of year	$(265,520)	$(270,865)	$(78,963)	$(65,838)
Unrecognized net actuarial loss	175,933	151,082	114,056	91,789
Unrecognized prior service cost	3,933	1,009	16	--

Net amount recognized at end of year	$(85,654)	$(118,774)	$35,109	$25,951

Amounts Recognized in the Consolidated
Balance Sheet Consist of:
Prepaid benefit cost	$--	$--	$41,574	$31,796
Accrued benefit liability	(85,654)	(118,774)	(6,465)	(5,845)
Additional minimum liability	(144,088)	(120,125)	(76,963)	(64,365)
Intangible asset	4,175	1,282	16	--
Accumulated other comprehensive income	139,913	118,843	76,947	64,365

Net amount recognized at end of year	$(85,654)	$(118,774)	$35,109	$25,951

Pension plan assets consist primarily of trust funds with diversified portfolios of primarily equity and fixed income investments.

The projected benefit obligations, accumulated benefits obligations and fair value of plan assets for underfunded and overfunded plans have been combined for disclosure purposes. The projected benefit obligations, accumulated benefit obligations, and fair value of assets for pension plans with the accumulated benefit obligations in excess of plan assets are $1,118.9 million, $1,054.2 million and $777.3 million, respectively, as of November 1, 2003, and $981.8 million, $926.6 million and $645.1 million, respectively, as of November 2, 2002.

The principal assumptions used in determining the funded status and net periodic benefit cost of our pension plans are set forth in the following table. The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

	U.S. Pension Plan			Non-U.S. Pension Plans
	2003	2002	2001	2003	2002	2001
Discount rate	6.25%	7.00%	7.63%	5.62%	5.88%	5.62%
Expected return on plan assets	9.00%	9.50%	9.50%	7.60%	9.52%	9.61%
Rate of compensation increase	3.75%	4.00%	4.00%	4.10%	4.12%	4.08%

We also have a defined contribution benefit plan that in total covers substantially all full-time employees. Employees can make voluntary contributions in accordance with the provisions of the 401(k) plan. We expensed $1.2 million and $1.0 million for matching contributions during Fiscal 2003 and Fiscal 2002, respectively.

13. Postretirement Benefits Other Than Pensions

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

The components of the net periodic benefit cost associated with our postretirement benefit plans (other than pensions), all of which relate to operations in the U.S., are as follows:

	Successor Company			Predecessor Company
In thousands	Fiscal 2003	Fiscal 2002	2001 Four Months	2001 Eight Months
Components of
net periodic benefit cost:
Service cost	$142	$122	$33	$61
Interest cost	3,747	3,476	1,181	2,410
Amortization of actuarial (gain) loss	258	(25)	--	564

	4,147	3,573	1,214	3,035
Fresh-start accounting charge	--	--	--	11,302

Total net periodic benefit cost
of continuing operations	$4,147	$3,573	$1,214	$14,337

The following table sets forth the benefit obligations, plan assets, funded status and amounts recognized in our Consolidated Balance Sheet:

-
In thousands	Fiscal 2003	Fiscal 2002
Change in Benefit Obligations
Net benefit obligations at beginning of year	$56,865	$52,157
Service cost	142	122
Interest cost	3,747	3,477
Actuarial loss	1,034	4,825
Gross benefits paid	(3,908)	(3,716)

Net benefit obligations at end of year	$57,880	$56,865

Change in Plan Assets
Fair value of plan assets at beginning of year	$--	$--
Employer contributions	3,908	3,716
Gross benefits paid	(3,908)	(3,716)

Fair value of plan assets at end of year	$--	$--

Funded Status, Recognized and Unrecognized Amounts
Funded status at end of year	$(57,880)	$(56,865)
Unrecognized net actuarial loss	8,983	8,207

Net amount recognized at end of year	$(48,897)	$(48,658)

Amounts recognized in the Consolidated
Balance Sheet consist of:
Accrued benefit liability
- short term portion	$(3,905)	$(3,716)
- long term portion	(44,992)	(44,942)

Net amount recognized at end of year	$(48,897)	$(48,658)

For postretirement benefit obligation measurement purposes, the weighted average discount rate is 6.25 % and 7.0% for Fiscal 2003 and Fiscal 2002, respectively, and the assumed annual rate of increase in the per capita cost of covered health care benefits is 11.0% for both Fiscal 2003 and Fiscal 2002. These rates were assumed to decrease gradually to 5.0% for most participants by 2008 and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of November 1, 2003 by $4.1 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would increase by $0.3 million. A one percentage point decrease in the assumed health care cost trend rates each year would decrease the accumulated postretirement benefit obligation as of November 1, 2003 by $3.7 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would decrease by $0.3 million. Postretirement life insurance benefits have a minimal effect on the total benefit obligation.

14. Shareholders' Equity and Stock Options

We have 150,000,000 shares of authorized common stock, par value $1.00 per share, 50,000,000 of which will ultimately be distributed in connection with our emergence from bankruptcy and are deemed outstanding for accounting purposes at the Effective Date. On January 31, 2003, we released our fourth distribution under the POR amounting to 1,505,777 shares of common stock. On July 31, 2003, we released our fifth distribution under the POR amounting to 1,133,875 shares of common stock. The fifth distribution was based on approximately $1.24 billion of "current adjusted claims" and, when combined with the prior distributions, equated one share of Joy Global Inc. common stock for each $24.72 of allowed claim.

Pursuant to an order of the Bankruptcy Court, on February 6, 2002, we issued 228,395 shares of common stock to an international investment banking firm which acted as financial advisor to the creditors committee in our bankruptcy. One of our directors is a Managing Director of the investment banking firm. These shares, together with the other distributions of common stock under the terms of the POR, bring the total number of shares distributed to date to 48,994,972. As of November 1, 2003, 1,233,423 shares are designated for future distribution under the POR and held in a disputed claims equity reserve pending resolution of certain remaining claims against the Predecessor Company.

We are authorized to issue 5,000,000 shares of preferred stock, of which 1,000,000 shares have been designated as Series A Junior Participating Preferred Stock of $1 par value. None of the preferred shares have been issued. On July 15, 2002, our Board of Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock. Each right entitles the holder to purchase one one-hundredth of a share of our Series A Junior Participating Preferred Stock for $100. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $100 exercise price, shares of our common stock or of any company into which we are merged having a value of $200. The rights expire on August 5, 2012 unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

Our stock incentive plan authorizes the grant of up to 8,056,000 stock options, performance units and other stock-based awards to officers, employees and directors. As of November 1, 2003, stock option grants aggregating approximately 4.5 million shares had been made to approximately 250 individuals and 0.2 million grants had been cancelled or forfeited. Cancelled and forfeited grants are available for future grants. Options to purchase 15,000 shares have also been granted to each of our six outside directors. On February 25, 2003, grants of 5,582 restricted stock units were made to each of our six outside directors. The restricted stock unit grants replace annual stock option grants made to outside directors in prior years. The restricted stock units vest one year after the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered one year after the director's service on the board terminates.

The 2001 and 2003 Performance Unit Award Programs under our Stock Incentive Plan provide long-term incentive compensation opportunities to certain senior executives. Up to approximately 734,566 shares of Common Stock may be earned by the senior executives under the 2001 and 2003 Performance Unit Award Programs if, at the end of a three and one quarter year award cycle, for the 2001 Performance Unit Awards, or at the end of a three year award cycle, for the 2003 Performance Unit Awards, cumulative net cash flow exceeds certain threshold amounts. Each performance unit represents the right to earn one share of common stock. Awards can range from 0% to 150% of the target award opportunities. In the event of a change in control, the performance units are paid out in cash based on the greater of actual performance or target award. As of November 1, 2003, the compensation expense charge for these awards was $4.4 million, all of which was recognized, in fiscal 2003.

A summary of stock option activity under all plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Share
Outstanding at July 12, 2001	--	$--
Options granted	931,750	13.76
Options exercised	--	--
Options forfeited or cancelled	--	--

Outstanding at October 31, 2001	931,750	$13.76

Options granted	2,661,752	16.99
Options exercised	--	--
Options forfeited or cancelled	(65,000)	16.16

Outstanding at November 2, 2002	3,528,502	$16.15

Options granted	1,092,850	10.59
Options exercised	(145,172)	14.15
Options forfeited or cancelled	(147,344)	12.81

Outstanding at November 1, 2003	4,328,836	$14.88

The following table summarizes information about stock options outstanding at November 1, 2003:

	Outstanding			Exercisable
Exercise price range	Shares	Average life (a)	Average exercise price	Shares	Average exercise price
$8.02 to $ 13.76	1,812,333	8.7	$11.93	521,555	$13.75
$13.77 to $ 17.49	2,516,503	8.2	17.01	1,687,669	17.00

Total	4,328,836	8.5	$14.88	2,209,224	$16.23

(a) - Average contractual life remaining in years

At November 1, 2003 and November 2, 2002, approximately 2.2 million and 1.2 million outstanding options were vested and exercisable, respectively. The weighted average exercise prices for vested and exercisable outstanding options were $16.23 and $16.12 at November 1, 2003 and November 2, 2002, respectively.

15. Operating Leases

We lease certain plant, office and warehouse space as well as machinery, vehicles, data processing and other equipment. Certain of the leases have renewal options at reduced rates and provisions requiring us to pay maintenance, property taxes and insurance. Generally, all rental payments are fixed. Our assets and obligations under capital lease arrangements are not significant.

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $17.5 million, $15.2 million, $5.6 million and $11.3 million for Fiscal 2003, Fiscal 2002, the 2001 Four Months and 2001 Eight Months, respectively.

At November 1, 2003, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance were as follows:

In thousands
2004	$13,362
2005	9,338
2006	4,007
2007	1,670
2008 and thereafter	1,940

16. Reorganization Items

Reorganization items include income, expense and loss that were realized or incurred by the Predecessor Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code.

Net reorganization items for Fiscal 2003, Fiscal 2002 and Fiscal 2001 consisted of the following:

In thousands - (income) expense	Fiscal 2003	Fiscal 2002	2001 Eight Months
Beloit U.K. claim settlement	$(3,333)	$--	$--
Collection of Beloit note	--	(7,200)	--
Other - net	(573)	(382)	--
Professional fees directly related to the filing	1,495	352	30,639
Amortization of debtor-in-possession financing costs	--	--	4,148
Accrued retention plan costs	--	--	2,228
Interest earned on DIP proceeds	--	--	(581)

	$(2,411)	$(7,230)	$36,434

17. Restructuring and Other Special Charges

Costs associated with restructuring activities other than those activities covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or that involve an entity newly acquired in a business combination, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Accordingly, costs associated with such activities are recorded as restructuring costs in the consolidated statements of operations when the liability is incurred. Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 144 and SFAS No.146 for the twelve months ended November 1, 2003.

In thousands	One-time Termination Benefits	Abandoned Assets	Other Associated Costs	Total Charges
Twelve Months ended November 1, 2003
P&H Mining Equipment	$--	$1,154	$612	$1,766
Joy Mining Machinery	3,384	715	1,050	5,149

	$3,384	$1,869	$1,662	$6,915

During Fiscal 2003, we began implementing a manufacturing capacity rationalization at our P&H Mining Equipment Milwaukee location. A reduction of factory space by 350,000 square feet resulted in a facility that is more efficient yet still capable of producing the entire world’s expected needs for the P&H range of surface mining products. The rationalization should be completed in fiscal 2004 and is expected to result in savings greater than the cash costs to implement. The expected costs are estimated at $2.8 million. In accordance with SFAS No. 144, approximately $1.2 million of restructuring charges were incurred for property, plant and equipment determined to be either held for sale or disposed of other than by sale in Fiscal 2003. In addition, in accordance with SFAS No. 146, approximately $0.6 million were incurred in Fiscal 2003 for costs to close and consolidate the facility.

During Fiscal 2003, Joy Mining Machinery began implementing a manufacturing capacity rationalization plan for North America. Total costs for the Joy North American manufacturing capacity rationalization are estimated at $3.9 million. Included in this amount is $2.3 million for one-time termination benefits for an estimated 132 employees, including salaried and non-salaried employees, $0.7 million for abandoned assets, and $0.9 million for other associated costs. Also during Fiscal 2003, Joy Mining Machinery began implementing a manufacturing capacity rationalization plan for the United Kingdom and Australia. The total costs for the United Kingdom manufacturing capacity rationalization are estimated at $1.6 million, almost entirely for one-time termination benefits for 26 employees. The total costs for the Australian manufacturing capacity rationalization are estimated at $0.2 million, almost entirely for one-time termination benefits for 27 employees. As of November 1, 2003, Joy had recorded restructuring charges under these programs of $3.4 million for termination benefits related to the involuntary termination of 185 employees, charges of $0.7 million for the abandonment of excess warehousing equipment at its Franklin, Pennsylvania facility, and $1.1 million for equipment relocation costs.

18. Commitments, Contingencies and Off-Balance-Sheet Risks

At November 1, 2003, we were contingently liable to banks, financial institutions and others for approximately $87.0 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $87.0 million, approximately $6.2 million was issued at our request on behalf of Beloit and approximately $80.8 million was issued on behalf of or assumed by the Successor Company. At November 1, 2003, there were $2.2 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

The Official Committee of Unsecured Creditors of Beloit Corporation, purportedly suing in its own right and in the name and on behalf of Beloit Corporation, filed suit in the Milwaukee County Circuit Court on June 5, 2001 against certain present and former officers of the Company and Beloit Corporation seeking both money damages in excess of $300 million and declaratory relief. Among other things, the plaintiff alleges that the defendants should be held liable for “waste and mismanagement of Beloit’s assets.” Plaintiff also alleges that settlement agreements reached with certain former officers of the Company constituted fraudulent transfers and should be deemed null and void. Plaintiffs have agreed that any judgement will be limited to and satisfied out of our available insurance. The Milwaukee County Court dismissed this matter on May 24, 2002. Plaintiff appealed this decision to the Wisconsin Court of Appeals. On July 1, 2003, the appeals court reversed the decision. The Wisconsin Supreme Court has granted defendants’ petition for review of the Wisconsin Court of Appeals decision.

John G. Kling, purportedly on his own behalf and "in a representative capacity for the Harnischfeger Industries Employees' Savings Plan," filed suit in the United States District Court for the District of Massachusetts on November 9, 2001, against certain of the Company's present and former employees, officers and directors. This action seeks damages in an unspecified amount based on, among other things, allegations that the members of the Company's Pension Investment Committee, the Pension Committee of the Company's Board of Directors and Fidelity Management Trust Company failed to properly discharge their fiduciary obligations under ERISA with respect to the "Harnischfeger Common Stock Fund" in the Harnischfeger Industries Employees' Savings Plan. The individual defendants' March 29, 2002 motion to dismiss this matter was not granted by the District Court. A motion to dismiss our former directors from this action is pending. The plaintiff has recently filed a petition for leave to amend the complaint to add as defendants the Company and certain Company plans and committees.

On February 27, 2003, Joy Mining Machinery Limited ("Joy MM"), a subsidiary of the Company located in the United Kingdom, commenced an arbitration in the International Centre for the Settlement of Investment Disputes against The General Organization for Industrial and Mining Projects ("IMC"), an agency of the government of Egypt, to resolve certain disputes arising under an agreement entered into in 1998 between Joy MM and IMC relating to underground mining equipment for the Abu Tartur project in Egypt. An arbitration panel has been appointed and proceedings before it have begun. Legal proceedings commenced in late 2002 by IMC against Joy MM in Egypt in this matter are also pending. IMC may seek wrongfully to draw on approximately $15 million in bank guarantees established for the benefit of IMC in connection with the agreement.

By notice dated May 16, 2003, Sokolovskaya Investment Company ("SIC"), a mining company in Russia, filed a request for arbitration with the ICC International Court of Arbitration against Joy MM to recover damages alleged to have arisen out of contracts entered into by Joy MM and SIC in 1995 and 1996 for the supply of underground mining equipment and related services. The request for arbitration seeks damages for loss of profit, delay, repairs, loss of use and other consequential damages of at least $67 million. An arbitration panel has been selected and proceedings before it have commenced.

The Company and its subsidiaries are involved in various other unresolved legal matters that arise in the normal course of their operations, the most prevalent of which relate to product liability (including asbestos-related liability), employment and commercial matters. Also, as a normal part of their operations, the Company's subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the results of the above noted litigation and other unresolved legal matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

From time to time the Company and its subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of November 1, 2003 the nominal or face value of forward foreign exchange contracts to which we are a party, in absolute U.S. dollar equivalent terms, was $76.7 million.

Forward exchange contracts are entered into to protect the value of committed future foreign currency receipts and disbursements and net investment hedges and consequently any market related loss on the forward contract would be offset by changes in the value of the hedged item. As a result, we are not exposed to net market risk associated with these instruments.

We are exposed to credit-related losses in the event of non-performance by counterparties to our forward exchange contracts, but we do not expect any counterparties to fail to meet their obligations. A contract is generally subject to credit risk only when it has a positive fair value and the maximum exposure is the amount of the positive fair value.

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

Senior Subordinated Notes: The fair market value of the Senior Subordinated Notes is estimated based on market quotations at year-end.

Other Borrowings: The carrying value of our other borrowings approximates fair value because these instruments consist predominantly of capital leases and bear interest at fixed rates.

Forward Exchange Contracts: The fair value of forward exchange contracts represents the estimated amounts we would receive (pay) to terminate such contracts at the reporting date based on foreign exchange market prices at that date.

The estimated fair values of our financial instruments at November 1, 2003 and November 2, 2002 are as follows:

In thousands
Fiscal 2003	Carrying Value	Fair Value
Cash and cash equivalents	$148,505	$148,505
8.75 % Senior Subordinated Notes	200,000	213,924
Other borrowings	7,679	7,679
Forward exchange contracts	--	(2,040)
Fiscal 2002	Carrying Value	Fair Value
Cash and cash equivalents	$70,906	$70,906
Restricted cash	253	253
8.75 % Senior Subordinated Notes	200,000	217,500
Other borrowings	18,117	18,117
Forward exchange contracts	--	89
The fair values of our forward exchange contracts at November 1, 2003 are analyzed in the following table of dollar equivalent terms:

	Maturing in 2004
In thousands of US Dollars	Buy	Sell
U.S. Dollar	(2,868)	935
Australian Dollar	1	--
British Pound	55	--
South African Rand	--	(199)
Euro	--	36

We are exposed to fluctuations in foreign currency exchange rates and interest rates. To manage these risks, we use derivative instruments, in this case, forward exchange contracts. Derivative instruments used in hedging activities are viewed as risk management tools, involve little complexity, and are not used for trading or speculative purposes.

As part of ongoing control procedures, we monitor concentrations of credit risk associated with financial institutions with which we conduct business. Credit risk is minimal as credit exposure limits are established to avoid a concentration with any single financial institution. We also monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. Our customers are, almost exclusively, in the mining industry. Our concentration of credit risk associated with our trade receivables are considered minimal due to the broad customer base and the generally sound financial standing of our major customers. Bad debts have not been significant. We often require and receive letters of credit or bank guarantees as collateral for our credit sales, especially when the customer is located outside the United States and other developed markets.

20. Transactions With Affiliated Companies

During Fiscal 2001, P&H owned a 49% interest in ABB Harnco, Inc. ("ABB Harnco"), an electrical control equipment company controlled by ABB Automation, Inc. P&H purchased electrical control equipment from ABB Harnco for use in electric mining shovels. In October 2001, the interest in ABB Harnco was liquidated.

Prior to November 4, 2002 Kobe Steel, Ltd. of Japan (“Kobe”) owned a 25% interest in our Australian surface mining equipment subsidiary. We have a technical service agreement with Kobe, expiring in 2010, under which Kobe pays technical service fees on P&H mining equipment produced and sold under the agreement. During Fiscal 2003, P&H purchased Kobe’s 25% interest in our Australian surface mining equipment subsidiary.

During Fiscal 2003, there were no transactions with affiliated companies.

Transactions with related parties were as follows:

	Successor Company				Predecessor Company
In thousands	Fiscal 2003	Fiscal 2002	2001 Four Months		2001 Eight Months
Sales	$--	$--	$	- -	$--
Purchases	--	2,339		4,176	8,351
License income	--	125		53	106
Other income (expense)	--	--		(3)	(5)
Receivables	--	24		7	--
Payables	--	245		139	--
We believe that our transactions with all related parties were competitive with alternate sources of supply for each party involved.

21. Segment Information

Business Segment Information

At November 1, 2003, we had two reportable segments, underground mining machinery (Joy) and surface mining equipment (P&H). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. The accounting policies of the segments are the same as those described in Note 3 - Significant Accounting Policies. Operating income (loss) of segments does not include interest income or expense and provision (benefit) for income taxes. Identifiable assets are those used in our operations in each segment. Corporate assets consist primarily of deferred financing costs, cash and cash equivalents, restricted cash and deferred income taxes.

As described in Note 2 - Basis of Presentation, we adopted fresh start accounting at the Effective Date. Accordingly, the segment information of the Successor Company and Predecessor Company is not comparable.

In thousands	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
Fiscal 2003

Underground Mining	$685,999	$43,573	$31,635	$18,622	$679,919
Surface Mining	529,967	27,572	20,743	8,890	465,408

Total continuing operations	1,215,966	71,145	52,378	27,512	1,145,327
Corporate	--	(23,463)	3,710	--	141,402

Consolidated Total	$1,215,966	$47,682	$56,088	$27,512	$1,286,729

Fiscal 2002

Underground Mining	$745,714	$19,516	$36,203	$11,651	$634,139
Surface Mining	405,133	(18,157)	22,734	7,436	484,595

Total continuing operations	1,150,847	1,359	58,937	19,087	1,118,734
Corporate	--	(16,502)	3,715	--	138,605

Consolidated Total	$1,150,847	$(15,143)	$62,652	$19,087	$1,257,339

2001 Four Months

Underground Mining	$238,548	$(28,426)	$18,115	$6,655	$692,736
Surface Mining	169,167	(17,738)	9,445	2,927	603,838

Total continuing operations	407,715	(46,164)	27,560	9,582	1,296,574
Corporate	--	(6,091)	1,099	6	75,140

Consolidated Total	$407,715	$(52,255)	$28,659	$9,588	$1,371,714

2001 Eight Months

Underground Mining	$436,045	$30,269	$19,379	$5,937
Surface Mining	304,413	23,902	8,866	5,954

Total continuing operations	740,458	54,171	28,245	11,891
Corporate	--	(10,215)	4,862	779

Consolidated Total	$740,458	$43,956	$33,107	$12,670

Geographical Segment Information

In thousands	Total Sales	Interarea Sales	Sales to Unaffiliated Customers	Operating Income (Loss)	Total Assets
Fiscal 2003

United States	$761,267	$(178,916)	$582,351	$32,315	$861,935
Europe	218,632	(71,784)	146,848	27,227	153,280
Australia	213,773	(11,643)	202,130	8,902	149,330
Other Foreign	286,139	(1,502)	284,637	35,534	202,059
Interarea Eliminations	(263,845)	263,845	--	(32,833)	(221,277)

	$1,215,966	$--	$1,215,966	$71,145	$1,145,327

Fiscal 2002

United States	$799,560	$(161,172)	$638,388	$(24,541)	$967,221
Europe	258,821	(86,367)	172,454	33,729	135,135
Other Foreign	352,163	(12,158)	340,005	21,563	298,580
Interarea Eliminations	(259,697)	259,697	--	(29,392)	(282,202)

	$1,150,847	$--	$1,150,847	$1,359	$1,118,734

2001 Four Months

United States	$277,777	$(55,398)	$222,379	$(44,292)	$1,142,665
Europe	67,537	(9,565)	57,972	4,474	122,671
Other Foreign	130,937	(3,573)	127,364	1,154	263,594
Interarea Eliminations	(68,536)	68,536	--	(7,500)	(232,356)

	$407,715	$--	$407,715	$(46,164)	$1,296,574

2001 Eight Months

United States	$507,118	$(95,097)	$412,021	$24,794
Europe	133,278	(41,998)	91,280	24,353
Other Foreign	245,382	(8,225)	237,157	24,572
Interarea Eliminations	(145,320)	145,320	--	(19,548)

	$740,458	$--	$740,458	$54,171

22. Fresh Start Accounting

We adopted fresh start accounting pursuant to SOP 90-7 in connection with our emergence. The consolidated statement of operations of the Predecessor Company for the eight months ended June 23, 2001 reflects fresh start reporting adjustments of $45.1 million and an extraordinary gain of $1,124.1 million related to the discharge of indebtedness in accordance with the POR. As a result of the application of fresh start accounting, the Successor Company's financial statements are not comparable to those of the Predecessor Company.

The effects of the POR and the application of fresh start accounting on our pre-confirmation consolidated balance sheet are as follows:

In thousands	Predecessor Company June 23, 2001	Debt Discharge	Fresh Start Adjustments		Discontinued Operations		Exit Financing		Successor Company June 23, 2001
ASSETS
Current assets:
Cash and cash equivalents	$49,889	$--	$--		$(62	)(g)	$--		49,827
Restricted cash	--	--	--		--		26,468	(i)	26,468
Accounts receivable, net	220,400	--	--		(202)	(g)	--		220,198
Inventories	436,921	--	156,798	(b)	--		--		593,719
Other current assets	53,121	--	(34,145	)(f)	--		7,200	(i)	26,176

Total current assets	760,331	--	122,653		(264)		33,668		916,388
Assets of discontinued operations	8,892	--	--		(8,892	)(h)	--		--
Property, plant and equipment, net	165,149	--	93,257	(c)	--		--		258,406
Goodwill, net	310,074	--	(310,074	)(d)	--		--		--
Excess reorganization value and intangible assets	24,175	--	256,902	(d)	--		--		281,077
Other assets	45,830	--	(11,640	)(f)	--		11,207	(i)	45,397

Total assets	$1,314,451	$--	$151,098		$(9,156)		$44,875		$1,501,268

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$79,784	$--	$--		$--		$(72,408	)(i)	$7,376
Debtor-in-possession financing	80,000	--	--		--		(80,000	)(i)	--
Trade accounts payable	65,639	--	--		--		--		65,639
Income taxes payable	71,190	--	1,420	(e)	--		--		72,610
Other accrued liabilities	221,440	--	8,533	(f)	--		(8,901	)(i)	221,072

Total current liabilities	518,053	--	9,953		--		(161,309)		366,697
Liabilities subject to settlement	--	118,992	--		--		(6,434	)(i)	112,558
Long term obligations	2,523	12,600	--		--		212,618	(i)	227,741
Other non-current liabilities	58,447	--	96,088(f)		--		--		154,535
Liabilities subject to compromise	1,255,675	(1,255,675)	--		--		--		--
Liabilities of discontinued operations	265,509	--	--		(265,509	)(h)	--		--
Minority interest	7,839	--	--		--		--		7,839
Shareholders' equity (deficit)	(793,595)	1,124,083	45,057		256,353		--		631,898

Total liabilities and shareholders' equity (deficit)	$1,314,451	$--	$151,098		$(9,156)		$44,875		$1,501,268

Adjustments reflected in the Reorganized Condensed Consolidated Balance Sheet are as follows:

(a)	Liabilities subject to compromise were adjusted to reflect the settlement of the claims for cash and/or the issuance of common shares in the reorganized company of approximately $1.3 billion, reinstatement of industrial revenue bonds of $12.6 million and the reclassification of $119.0 million of claims to be subsequently converted to Senior Notes.
(b)	Finished goods and work-in-progress inventories were valued based on their estimated net selling prices less cost to complete, costs of disposal and reasonable profit allowance.
(c)	Property, plant and equipment were adjusted to reflect the fair value of the assets based on independent appraisals.
(d)
The unamortized balance of goodwill of the Predecessor Company were eliminated. The Successor Company recorded excess of reorganization value over the fair value of the Company's assets and liabilities in accordance with SFAS No. 141.
(e)	Income taxes payable were adjusted to reflect our estimated future tax liability.
(f)	The assets and liabilities of our pension and post-retirement benefits were adjusted to include the present values of future obligations.
(g)	Cash and accounts receivable were adjusted for certain non-Beloit subsidiaries that were liquidated pursuant to the POR.
(h)	The assets and liabilities of Beloit Corporation were eliminated and transferred to the liquidating trust pursuant to the POR.
(i)
The $212.6 million proceeds from the credit facility were used as follows: $26.5 million was placed in escrow for the estimated amount of professional fees to be settled post-emergence as provided in the POR; $7.2 million was loaned to the Beloit Estate and recorded as a third party note receivable (100% provision for uncollectable amounts was recorded in the Predecessor Company June 23, 2001 balance sheet for this note; the note was repaid in Fiscal 2002) $11.2 million related to finance fees associated with the new credit facility which were recorded in other assets and will be amortized over the life of the credit facility; $72.4 million was used to repay foreign debt facilities; $80.0 million was used to pay the debtor-in-possession financing facility; $8.9 million was used to pay employee retention plans and interest on reinstated industrial revenue bonds; and the remaining $6.4 million was used to pay executory contract cure amounts and personal property tax escrow.

23. Liabilities Subject to Compromise

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

$1,255,675

24. Discontinued Operations

The Predecessor Company classified Beloit Corporation, our former pulp and paper making machinery subsidiary and its subsidiaries ("Beloit") as a discontinued operation in our Consolidated Financial Statements as of October 31, 1999. Most of Beloit's assets were sold pursuant to Bankruptcy Court approved procedures prior to the Effective Date. The Predecessor Company's equity interest in Beloit was transferred to a liquidating trust on the Effective Date as provided in the POR.

The Predecessor Company recorded a gain from discontinued operations of $253.2 million for the 2001 Eight Months. This gain was primarily attributable to the write off of a negative investment in Beloit of approximately $1,063.4 million partially offset by the write off of Beloit receivables of approximately $809.7 million.

25. Subsidiary Guarantors

The following tables present condensed consolidated financial information for Fiscal 2003, Fiscal 2002, the 2001 Four Months and the 2001 Eight Months for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Subordinated Notes, which include substantially all of our domestic subsidiaries (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidated
Statement of Operations
Fiscal Year Ended November 1, 2003
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$--	$761,267	$718,544	$(263,845)	$1,215,966
Cost of sales	--	583,588	570,038	(230,762)	922,864
Product development, selling
and administrative expenses	20,319	146,211	75,227	(250)	241,507
Other (income) expense	--	(2,945)	(57)	--	(3,002)
Restructuring charges	--	5,052	1,863	--	6,915

Operating income (loss)	(20,319)	29,361	71,473	(32,833)	47,682
Intercompany items	10,403	3,772	(49,255)	35,080	--
Interest income (expense), net	(23,973)	(948)	2,955	--	(21,966)
Loss on early retirement of debt	--	(261)	--	--	(261)

Income (loss) before reorganization items	(33,889)	31,924	25,173	2,247	25,455
Reorganization items	2,370	41	--	--	2,411

Income (loss) before income taxes
and minority interest	(31,519)	31,965	25,173	2,247	27,866
(Provision) benefit for income taxes	12,401	(8,177)	(13,574)	--	(9,350)
Equity in income (loss) of subsidiaries	37,634	35,747	3,546	(76,927)	--

Net Income (loss)	$18,516	$59,535	$15,145	$(74,680)	$18,516

Condensed Consolidated
Statement of Operations
Fiscal Year Ended November 2, 2002
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$--	$799,560	$610,984	$(259,697)	$1,150,847
Cost of sales	--	679,126	505,469	(230,305)	954,290
Product development, selling
and administrative expenses	14,717	148,417	49,687	--	212,821
Other (income) expense	--	(2,940)	1,819	--	(1,121)
Restructuring and other special (credits) charges	--	--	--	--	--

Operating income (loss)	(14,717)	(25,043)	54,009	(29,392)	(15,143)
Intercompany items	15,025	(7,425)	(38,500)	30,900	--
Interest income (expense), net	(28,115)	(948)	1,258	--	(27,805)
Loss on early retirement of debt	(8,100)	--	--	--	(8,100)

Income (loss) before reorganization items	(35,907)	(33,416)	16,767	1,508	(51,048)
Reorganization items	7,575	(345)	--	--	7,230

Income (loss) before income taxes
and minority interest	(28,332)	(33,761)	16,767	1,508	(43,818)
(Provision) benefit for income taxes	32,406	(5,640)	(9,291)	--	17,475
Minority interest	--	(1,674)	--	--	(1,674)
Equity in income (loss) of subsidiaries	(32,091)	10,133	53,956	(31,998)	--

Net Income (loss)	$(28,017)	$(30,942)	$61,432	$(30,490)	$(28,017)

Condensed Consolidated
Statement of Operations
Successor Company 2001 Four Months
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$--	$277,777	$198,474	$(68,536)	$407,715
Cost of sales	--	265,147	177,556	(61,036)	381,667
Product development, selling
and administrative expenses	5,081	59,040	15,887	--	80,008
Other (income) expense	(215)	(948)	(542)	--	(1,705)
Restructuring and other special (credits) charges	--	--	--	--	--

Operating income (loss)	(4,866)	(45,462)	5,573	(7,500)	(52,255)
Intercompany items	7,963	(7,438)	(8,633)	8,108	--
Interest income (expense), net	(9,834)	(346)	354	--	(9,826)

Income (loss) before income taxes
and minority interest	(6,737)	(53,246)	(2,706)	608	(62,081)
(Provision) benefit for income taxes	(150)	(150)	(12,900)	--	(13,200)
Minority interest	--	(1,217)	--	--	(1,217)
Equity in income (loss) of subsidiaries	(69,611)	9,242	1,080	59,289	--

Net Income (loss)	$(76,498)	$(45,371)	$(14,526)	$59,897	$(76,498)

Condensed Consolidated
Statement of Operations
Predecessor Company 2001 Eight Months
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$--	$507,118	$378,660	$(145,320)	$740,458
Cost of sales	--	390,567	291,242	(125,772)	556,037
Product development, selling
and administrative expenses	8,607	94,711	38,466	--	141,784
Other (income) expense	468	(1,762)	33	--	(1,261)
Restructuring and other special (credits) charges	--	--	(58)	--	(58)

Operating income (loss)	(9,075)	23,602	48,977	(19,548)	43,956
Intercompany items	18,426	(25,857)	(13,131)	20,562	--
Interest income (expense), net	(7,932)	(15,654)	(4,054)	--	(27,640)

Income (loss) before reorganization items
and fresh start accounting adjustments	1,419	(17,909)	31,792	1,014	16,316
Reorganization items	(36,434)	--	--	--	(36,434)
Fresh start accounting adjustments	45,057	--	--	--	45,057

Income (loss) before income taxes
and minority interest	10,042	(17,909)	31,792	1,014	24,939
(Provision) benefit for income taxes	34,755	(600)	(7,400)	--	26,755
Minority interest	--	(1,062)	--	--	(1,062)
Equity in income (loss) of subsidiaries	(53,606)	26,226	2,683	24,697	--

Income (loss) from continuing operations before
discontinued operations and extraordinary item	(8,809)	6,655	27,075	25,711	50,632
Income (loss) from discontinued operations	(3,170)	--	--	--	(3,170)
Gain (loss) on disposal of discontinued operations	315,794	(57,277)	(2,164)	--	256,353
Extraordinary gain of debt discharge	1,124,083	--	--	--	1,124,083

Net Income (loss)	$1,427,898	$(50,622)	$24,911	$25,711	$1,427,898

Condensed Consolidated
Successor Company Balance Sheet
November 1, 2003

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$57,840	$16,222	$74,443	$--	$148,505
Accounts receivable, net	--	85,849	109,312	(1,279)	193,882
Inventories	--	232,369	182,744	(32,184)	382,929
Other current assets	29,942	8,558	13,232	(481)	51,251

Total current assets	87,782	342,998	379,731	(33,944)	776,567
Property, plant and equipment, net	458	150,825	74,818	--	226,101
Intangible assets, net	--	77,709	--	--	77,709
Investment in affiliates	1,092,719	558,517	15,292	(1,666,528)	--
Intercompany accounts, net	(415,274)	501,066	(134,915)	49,123	--
Other assets	147,745	8,367	50,240	--	206,352

Total assets	$913,430	$1,639,482	$385,166	$(1,651,349)	$1,286,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$--	$554	$4,213	$--	$4,767
Trade accounts payable	269	37,094	51,773	--	89,136
Income taxes payable	188	2,550	23,359	--	26,097
Advance payments and progress billings	--	14,243	24,379	(1,946)	36,676
Other accrued liabilities	17,889	89,309	77,888	(16,056)	169,030

Total current liabilities	18,346	143,750	181,612	(18,002)	325,706
Long-term obligations	200,000	95	2,817	--	202,912
Other non-current liabilities	324,811	59,320	3,707	--	387,838
Shareholders' equity	370,273	1,436,317	197,030	(1,633,347)	370,273

Total liabilities and shareholders' equity	$913,430	$1,639,482	$385,166	$(1,651,349)	$1,286,729

Condensed Consolidated
Successor Company Balance Sheet
November 2, 2002

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$33,803	$868	$36,235	$--	$70,906
Restricted cash	253	--	--	--	253
Intercompany receivables, net	86,920	1,362,970	115,044	(1,564,934)	--
Accounts receivable, net	--	80,582	97,590	(6,638)	171,534
Inventories	--	275,267	172,577	(29,287)	418,557
Other current assets	23,090	4,689	11,326	(248)	38,857

Total current assets	144,066	1,724,376	432,772	(1,601,107)	700,107
Property, plant and equipment, net	622	165,899	66,653	--	233,174
Intangible assets, net	--	190,541	--	--	190,541
Investment in affiliates	1,025,364	597,511	15,485	(1,638,296)	64
Deferred income taxes	64,890	--	--	--	64,890
Other assets	18,378	6,198	43,987	--	68,563

Total assets	$1,253,320	$2,684,525	$558,897	$(3,239,403)	$1,257,339

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$--	$768	$2,264	$--	$3,032
Intercompany payables, net	347,485	820,190	388,394	(1,556,069)	--
Trade accounts payable	167	35,480	37,845	--	73,492
Income taxes payable	6,495	2,592	23,015	--	32,102
Other accrued liabilities	48,679	94,026	86,623	(20,549)	208,779

Total current liabilities	402,826	953,056	538,141	(1,576,618)	317,405
Long-term obligations	200,000	13,268	1,817	--	215,085
Other non-current liabilities	299,878	58,158	4,967	--	363,003
Minority interest	--	11,230	--	--	11,230
Shareholders' equity	350,616	1,648,813	13,972	(1,662,785)	350,616

Total liabilities and shareholders' equity	$1,253,320	$2,684,525	$558,897	$(3,239,403)	$1,257,339

Condensed Consolidated
Statement of Cash Flows
(In thousands)

	Fiscal 2003				Fiscal 2002
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$18,868	$57,136	$29,641	$105,645	$111,400	$7,553	$8,588	$127,541
Investment Activities:
Property, plant and equipment acquired	--	(15,581)	(11,931)	(27,512)	--	(10,884)	(8,203)	(19,087)
Proceeds from property, plant and equipment	--	1,341	1,655	2,996	36	2,414	726	3,176
Purchase of equity interest in subsidiary	--	(12,316)	--	(12,316)	--	--	--	--
Other, net	3,502	(1,672)	4,455	6,285	588	5,100	(1,422)	4,266

Net cash provided by investment activities	3,502	(28,228)	(5,821)	(30,547)	624	(3,370)	(8,899)	(11,645)

Financing Activities:
Exercise of stock options	1,917	--	--	1,917	--	--	--	--
Issuance of 8.75% Senior Subordinated Notes	--	--	--	--	200,000	--	--	200,000
Redemption of 10.75% Senior Notes	--	--	--	--	(113,686)	--	--	(113,686)
Payment of Term Note	--	--	--	--	(100,000)	--	--	(100,000)
Increase (decrease) in short-term notes payable, net	--	--	1,512	1,512	--	--	1,865	1,865
Repayment of borrowings under Credit Agreement	--	--	--	--	(63,930)	--	--	(63,930)
Financing fees	(250)	--	--	(250)	(9,136)	--	--	(9,136)
Issuance (repayment) of long-term obligations, net	--	(13,554)	380	(13,174)	--	(208)	(606)	(814)

Net cash (used) provided by financing activities	1,667	(13,554)	1,892	(9,995)	(86,752)	(208)	1,259	(85,701)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	--	--	12,496	12,496	--	--	1,059	1,059

Increase (Decrease) in Cash and Cash Equivalents	24,037	15,354	38,208	77,599	25,272	3,975	2,007	31,254
Cash and Cash Equivalents at Beginning of Period	33,803	868	36,235	70,906	8,531	(3,107)	34,228	39,652

Cash and Cash Equivalents at End of Period	$57,840	$16,222	$74,443	$148,505	$33,803	$868	$36,235	$70,906

Condensed Consolidated
Statement of Cash Flows
(In thousands)

	Successor Company 2001 Four Months				Predecessor Company 2001 Eight Months
	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by continuing operations	$54,454	$(5,624)	$13,773	$62,603	$(114,066)	$18,979	$(9,177)	$(104,264)
Investment and Other Transactions:
Property, plant and equipment acquired	(6)	(5,057)	(4,525)	(9,588)	(779)	(9,218)	(2,673)	(12,670)
Proceeds from property, plant and equipment	22	1,871	594	2,487	25	1,812	608	2,445
Other, net	(179)	39	(5,865)	(6,005)	3,919	9,757	(27)	13,649

Net cash provided by investment and other transactions	(163)	(3,147)	(9,796)	(13,106)	3,165	2,351	(2,092)	3,424

Financing Activities:
Borrowings (repayment) under Credit Agreement	(48,688)	--	--	(48,688)	212,618	--	--	212,618
Increase (decrease) in short-term notes payable, net	--	--	(7,175)	(7,175)	(72,408)	--	1,327	(71,081)
Credit Agreement financing fees	--	--	--	--	(11,207)	--	--	(11,207)
Borrowings under debtor in possession facility	--	--	--	--	55,000	--	--	55,000
Financing fees	(2,580)	--	--	(2,580)	(313)	--	--	(313)
Repayment of borrowings under debtor in possession facility	--	--	--	--	(90,000)	--	--	(90,000)
Issuance of long-term obligations	--	--	583	583	--	--	2,066	2,066
Payments on long-term obligations	--	(10)	--	(10)	--	(492)	(3,635)	(4,127)

Net cash (used) provided by financing activities	(51,268)	(10)	(6,592)	(57,870)	93,690	(492)	(242)	92,956

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	--	--	(1,802)	(1,802)	--	--	(726)	(726)
Cash (Used) Provided by Discontinued Operations	--	--	--	--	(3,971)	(9,715)	--	(13,686)

Increase (Decrease) in Cash and Cash Equivalents	3,023	(8,781)	(4,417)	(10,175)	(21,182)	11,123	(12,237)	(22,296)
Cash and Cash Equivalents at Beginning of Period	5,508	5,674	38,645	49,827	26,690	(5,449)	50,882	72,123

Cash and Cash Equivalents at End of Period	$8,531	$(3,107)	$34,228	$39,652	$5,508	$5,674	$38,645	$49,827

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on the 19th day of December, 2003.

JOY GLOBAL INC.
(Registrant)

_______________________
John Nils Hanson
Chairman, President
And Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 19, 2002.

Signature	Title
John Nils Hanson	Chairman, President and Chief Executive Officer
Donald C. Roof	Executive Vice President, Chief Financial Officer and Treasurer
Michael S. Olsen	Vice President, Controller and Chief Accounting Officer
(1) Stephen L. Gerard	Director
(1) Ken C. Johnsen	Director
(1) James R. Klauser	Director
(1) Richard B. Loynd	Director
(1) P. Eric Siegert	Director
(1) James H. Tate	Director
(1)

John Nils Hanson, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named Directors of Joy Global Inc. pursuant to powers of attorney executed by each of such Directors and filed with the Securities and Exchange Commission as an exhibit to this report.

December 19, 2003

By: _______________________________________ John Nils Hanson, Attorney-in-fact

Report of Independent Accountants On Financial
Statement Schedule

To the Board of Directors
of Joy Global Inc.

Our audits of the consolidated financial statements referred to in our report dated January 14, 2002 appearing in this Annual Report on Form 10-K of Joy Global Inc. (the “Company”) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K as of October 31, 2001. As noted in our report, the Company emerged from Chapter 11 Bankruptcy protection on July 12, 2001, pursuant to a Plan of Reorganization confirmed by the Bankruptcy Count by order dated May 29, 2001. The Financial Statements have been prepared in conformity with fresh start accounting effective June 23, 2001 and, accordingly, the values of the Company’s assets, liabilities and capital structure are not comparable with any prior periods. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein as of October 31, 2001 when read in conjunction with the related consolidated financial statements. We have not audited the consolidated financial statements and financial statement schedules of Joy Global Inc. for any period subsequent to October 31, 2001.

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin

January 14, 2002

JOY GLOBAL INC.
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Classification	Balance at Beginning of Period	Additions Charged to Expense	Deductions(1)	Currency Translation Effects	Balance at End of Year

Allowance Deducted in Balance Sheet
From Accounts Receivable:
Fiscal 2003	$7,654	$575	$(1,587)	$1,003	$7,645

Fiscal 2002	$7,837	$611	$(976)	$182	$7,654

For the Successor Company 2001
Four Months	$11,053	$(1,031)	$(2,118)	$(67)	$7,837

For the Predecessor Company 2001
Eight Months	$8,131	$3,649	$(645)	$(82)	$11,053

__________________________________________________________ (1) Represents write-off of bad debts, net of recoveries.

Allowance Deducted in Balance Sheet from Deferred Tax Assets:

	Balance at Beginning of Year	Additions Charged to Comprehensive Loss	Allocated to Intangibles	Reclass to L-T Deferred Tax Liabilities	Reclass to L-T Deferred Tax Assets	Balance at End of Year
For the year ended November 1, 2003	$399,468	$13,461	$(48,271)	$ --	$ 32,183	$396,841

For the year ended November 2, 2002	$426,956	$48,266	$(25,963)	$ --	$ (49,791)	$399,468

For the year ended October 31, 2001	$483,860	$(204)	$ --	$(56,700)	$ --	$426,956

EXHIBIT 21

JOY GLOBAL INC.

Subsidiaries as of November 1, 2003

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

Jurisdiction
Joy Technologies Inc. (d.b.a. Joy Mining Machinery)
   Joy Global (South Africa) (Proprietary) Ltd.
   HCHC UK Holdings, Inc.
     Joy Global ULC (1)
       Joy Global Industries Ltd.
         Joy Mining Machinery Ltd.
JTI UK Holdings, Inc.	Delaware South Africa Delaware United Kingdom United Kingdom United Kingdom Delaware
Harnischfeger Corporation (d.b.a. P&H Mining Equipment)
   Harnischfeger Corporation of Canada Ltd.
   HCHC, Inc.
     Joy Global Bermuda
       Joy Manufacturing Company Pty. Ltd
         Cram Australia Pty. Ltd.
         Jobic Pty. Ltd. (2)
           Harnischfeger of Australia Pty. Ltd
     Harnischfeger de Chile Ltda. (3)
         MinePro Chile S.A. (4)
     Harnischfeger do Brasil Comercio e Industria Ltda. (5)
   The Horsburgh & Scott Company
American Alloy Corporation	Delaware Canada Delaware Bermuda Australia Australia Australia Australia Chile Chile Brazil Ohio Ohio

(1) HCHC UK Holdings, Inc. owns 85% and JTI UK Holdings, Inc. owns 15% of the voting securities of Joy Global ULC.

(2) HCHC, Inc. owns 90.46% and Joy Technologies Inc. owns 9.54% of the voting securities of Jobic Pty. Ltd.

(3) HCHC, Inc. owns 90% and Harnischfeger Corporation owns 10% of the voting securities of Harnischfeger de Chile Ltda.

(4) Harnischfeger de Chile Ltda. owns 99.999% and Harnischfeger Corporation owns .001% of the voting securities of MinePro Chile S.A.

(5) HCHC, Inc. owns 99.999% and Harnischfeger Corporation owns .001% of Harnischfeger do Brasil Comercio e Industria Ltda.

EXHIBIT 23.1

JOY GLOBAL INC.

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-71024) pertaining to the Joy Global Inc. 2001 Stock Incentive Plan of our report dated December 15, 2003, with respect to the consolidated financial statements of Joy Global Inc. included in the Annual Report (Form 10-K) for the year ended November 1, 2003.

Our audits also included the financial statement schedule of Joy Global Inc. listed in Item 15(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the 2003 and 2002 financial statements taken as a whole, presents fairly in all material respects the information as of and for the years ending November 1, 2003 and November 2, 2002 set forth therein.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
December 15, 2003

EXHIBIT 23.2

JOY GLOBAL INC.

Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-71024) of Joy Global Inc. of our reports dated January 14, 2002 relating to the financial statements and financial statement schedule, which appear in this Annual Report on Form 10-K. We have not audited the consolidated financial statements of Joy Global Inc. for any period subsequent to October 31, 2001.

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
December 19, 2003