Form 10-Q
period 2004-01-31
JOY GLOBAL INC
filed 2004-02-27
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED        January 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value	Outstanding at February 20, 2004 50,842,597 shares

JOY GLOBAL INC.

FORM 10-Q -- INDEX
January 31, 2004

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended
	January 31, 2004	February 1, 2003
Net sales	$283,686	$239,161
Costs and expenses:
Cost of sales	213,891	186,036
Product development, selling
and administrative expenses	62,743	55,596
Restructuring charges	433	1,177
Other income	(1,108)	(366)

Operating income (loss)	7,727	(3,282)
Interest expense, net	(5,674)	(5,945)

Income (loss) before reorganization items	2,053	(9,227)
Reorganization items - income (expense)	(615)	--

Income (loss) before (provision) benefit
for income taxes	1,438	(9,227)
(Provision) benefit for income taxes	(500)	3,700

Net income (loss)	$938	$(5,527)

Net income (loss) per share:
Basic	$0.02	$(0.11)

Diluted	$0.02	$(0.11)

Dividends per share	$0.05	$--

Weighted average shares outstanding:
Basic	50,954	50,228

Diluted	52,286	50,228

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	January 31, 2004	November 1, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$161,801	$148,505
Accounts receivable, net	191,898	193,882
Inventories	399,361	382,929
Other current assets	53,995	51,251

Total current assets	807,055	776,567
Property, plant and equipment, net	219,888	226,101
Intangible assets, net	76,729	77,709
Deferred income taxes	137,775	136,192
Other assets	70,028	70,160

Total assets	$1,311,475	$1,286,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$4,930	$4,767
Trade accounts payable	83,897	89,136
Income taxes payable	24,149	26,097
Other accrued liabilities	195,747	205,706

Total current liabilities	308,723	325,706
Long-term debt	202,661	202,912
Accrued pension costs	318,852	313,214
Other	75,054	74,624

Total liabilities	905,290	916,456

Shareholders' equity	406,185	370,273

Total liabilities and shareholders' equity	$1,311,475	$1,286,729

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	January 31, 2004	February 1, 2003
Net cash provided (used) by operating activities	$(8,277)	$22,432
Investing activities:
Property, plant and equipment acquired	(2,626)	(2,708)
Proceeds from sale of property, plant and equipment	2,283	947
Other, net	599	3,565

Net cash provided by investing activities	256	1,804

Financing activities:
Exercise of stock options	24,790	--
Dividends paid	(2,491)	--
Financing fees	(1,000)	(250)
Net (payments) issuance of long-term obligations	(353)	74
Increase (decrease) in short-term notes payable, net	338	(13)

Net cash provided (used) by financing activities	21,284	(189)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	33	3,532

Increase in Cash and Cash Equivalents	13,296	27,579
Cash and Cash Equivalents at Beginning of Period	148,505	70,906

Cash and Cash Equivalents at End of Period	$161,801	$98,485

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2004
(Unaudited)

1.      Description of Business

Joy Global Inc. manufactures and markets products classified into two business segments: underground mining machinery (Joy Mining Machinery or “Joy”) and surface mining equipment (P&H Mining Equipment or “P&H”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining.

2.      Basis of Presentation

The Condensed Consolidated Financial Statements presented in this quarterly report on Form 10-Q are unaudited and have been prepared by us in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission.

In our opinion, all adjustments necessary for the fair presentation on a going concern basis of the results of operations, cash flows and financial position for all periods presented have been made. All adjustments made are of a normal recurring nature.

These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended November 1, 2003. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of the financial statements in conformity with generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

3.       Borrowings and Credit Facilities

On January 23, 2004, we entered into a second amended and restated credit agreement (“Credit Agreement”) which consists of a $200 million revolving credit facilty maturing on October 15, 2008. Substantially all of our assets and our domestic subsidiaries’assets, other than real estate, are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (3.25% to 2.00%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) plus the applicable margin (2.25% to 1.00%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving credit facility. In fiscal 2002, we issued $200 million in 8.75% Senior Subordinated Notes due March 15, 2012.

Both the Credit Agreement and Senior Subordinated Note Indenture contain restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness, liens, asset sales, and capital expenditures. The covenants in the Senior Subordinated Note Indenture are generally less restrictive than the covenants in the Credit Agreement. Interest coverage, leverage and fixed charge coverage covenants in the Credit Agreement generally become more restrictive over the term of the agreement. At January 31, 2004, we were in compliance with financial covenants in the Credit Agreement and the Indenture.

At January 31, 2004, there were no outstanding borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $200 million credit limit, totaled $69.4 million. The available balance is also limited by a borrowing base calculation. At January 31, 2004, there was $130.6 million available for borrowings under the Credit Agreement.

4.      Shareholders’ Equity

We have 150,000,000 shares of authorized common stock, par value $1.00 per share, 50,000,000 of which will ultimately be distributed in connection with our July 12, 2001 (“Effective Date”) emergence from bankruptcy and are deemed outstanding for accounting purposes at the Effective Date. Under our Plan of Reorganization (“POR”), the 50,000,000 shares are being distributed to holders of allowed claims in the bankruptcy case. As of January 31, 2004, total distributions under the POR were 48,766,577 shares. The remaining 1,233,423 shares are held in a disputed claims equity reserve and will be distributed in accordance with the POR as the two remaining bankruptcy related claims are finally resolved.

Our stock incentive plan authorizes the grant of up to 8,056,000 stock options, performance units, restricted stock units and other stock-based awards to officers, employees and directors. As of January 31, 2004, stock option grants aggregating approximately 5.1 million shares of common stock had been made to approximately 250 individuals. Options to purchase 15,000 shares have also been granted to each of our six outside directors. On February 25, 2003, and February 24, 2004, restricted stock unit grants of 5,582 and 2,159, respectively, were made to each of our six outside directors. These restricted stock units vest one year after the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered one year after the director’s service on the board terminates. On January 21, 2004, grants of 47,465 restricted stock units were made to certain executive officers and key employees. These restricted stock units vest over a five-year period with one-third vesting on the third, fourth and fifth anniversaries of the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered to the individual as the units vest.

The 2001, 2003 and 2004 Performance Unit Award Programs under our stock incentive plan provide long-term incentive compensation opportunities to certain senior executives. Up to approximately 818,000 shares of common stock may be earned by the senior executives under the 2001, 2003 and 2004 Performance Unit Award Programs if, at the end of a three and one quarter year award cycle, for the 2001 Performance Unit Awards, or at the end of a three year award cycle, for the 2003 and 2004 Performance Unit Awards, cumulative net cash flow, as defined in the performance award agreements, exceeds certain threshold amounts. Each performance unit represents the right to earn one share of common stock. Awards can range from 0% to 150% of the target award opportunities. In the event of a change in control, the performance units are paid out in cash based on the greater of actual performance or target award. As of January 31, 2004, the cumulative compensation expense charge for these awards was $6.9 million, of which $2.5 million was recognized in the first quarter of fiscal 2004.

As of January 31, 2004, awards under the stock incentive plan, were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended
In thousands except per share data	January 31, 2004	February 1, 2003
Net income (loss), as reported	$938	$(5,527)
Add:
Compensation expense included
in reported net income, net of
related tax effect	1,550	--
Deduct:
Compensation expense determined
under SFAS No. 123, net of related taxes	(2,279)	(2,191)

Pro forma net income (loss)	$209	(7,718)

Net income (loss) per share
As reported
Basic	$0.02	(0.11)

Diluted	$0.02	$(0.11)

Pro forma
Basic	$0.00	$(0.11)

Diluted	$0.00	$(0.15)

Separate Statements of Shareholders’ Equity are not required to be presented for interim periods. However, comprehensive income consisted of the following:

	Three Months Ended
In thousands	January 31, 2004	February 1, 2003
Net income (loss)	$938	$(5,527)
Comprehensive income:
Translation adjustment	7,426	7,959
Derivative fair value adjustment	(234)	1,271

Total comprehensive income	$8,130	$3,703

5.      Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed based on the weighted-average number of ordinary shares outstanding during each period. Diluted net income (loss) per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus dilutive potential ordinary shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.”

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
In thousands except per share data	January 31, 2004	February 1, 2003
Numerator:
Net income (loss)	$938	$(5,527)
Denominator:
Denominator for basic net income per share -
Weighted average shares	50,954	50,228
Effect of dilutive securities:
Stock options, restricted stock and
performance units	1,332	65

Denominator for diluted net income per share -
Adjusted weighted average shares and
Assumed conversions	52,286	50,293

Basic net income (loss) per share	$0.02	$(0.11)

Diluted net income (loss) per share	$0.02	$(0.11)

6.      Contingent Liabilities:

We and our subsidiaries are involved in various other unresolved legal matters that arise in the normal course of their operations, the most prevalent of which relate to product liability (including asbestos-related liability), employment and commercial matters. Also, as a normal part of their operations, our subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the results of the above noted litigation and other unresolved legal matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

The Official Committee of Unsecured Creditors of Beloit Corporation, purportedly suing in its own right and in the name and on behalf of Beloit Corporation, filed suit in the Milwaukee County Circuit Court on June 5, 2001 against certain present and former officers of the Company and Beloit Corporation seeking both money damages in excess of $300 million and declaratory relief. Among other things, the plaintiff alleges that the defendants should be held liable for “waste and mismanagement of Beloit’s assets.” The plaintiff also alleges that settlement agreements reached with certain of our former officers constituted fraudulent transfers and should be deemed null and void. The plaintiff has agreed that any judgement will be limited to and satisfied out of our available insurance. The Milwaukee County Court dismissed this matter on May 24, 2002. Plaintiff appealed this decision to the Wisconsin Court of Appeals. On July 1, 2003, the appeals court reversed the decision. The Wisconsin Supreme Court has granted defendants’ petition for review of the Wisconsin Court of Appeals decision.

John G. Kling, purportedly on his own behalf and “in a representative capacity for the Harnischfeger Industries Employees’ Savings Plan,” filed suit in the United States District Court for the District of Massachusetts on November 9, 2001, against certain of our present and former employees, officers and directors. This action seeks damages in an unspecified amount based on, among other things, allegations that the members of our Pension Investment Committee, the Pension Committee of the Board of Directors, and Fidelity Management Trust Company failed to properly discharge their fiduciary obligations under ERISA with respect to the “Harnischfeger Common Stock Fund” in the Harnischfeger Industries Employees’ Savings Plan. The individual defendants’ March 29, 2002 motion to dismiss this matter was not granted by the District Court. The plaintiff recently amended the complaint to add as defendants the Company and certain Company plans and committees. A motion to dismiss our former directors, the Company and Company plans and committees from this action is pending.

On February 27, 2003, Joy Mining Machinery Limited (“Joy MM”), one of our subsidiaries located in the United Kingdom, commenced an arbitration in the International Centre for the Settlement of Investment Disputes against The General Organization for Industrial and Mining Projects (“IMC”), an agency of the government of Egypt, to resolve certain disputes arising under an agreement entered into in 1998 between Joy MM and IMC relating to underground mining equipment for the Abu Tartur project in Egypt. An arbitration panel has been appointed and proceedings before it have begun. Legal proceedings commenced in late 2002 by IMC against Joy MM in Egypt in this matter are also pending. IMC may seek wrongfully to draw on approximately $15 million in bank guarantees established for the benefit of IMC in connection with the agreement.

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

At January 31, 2004, we were contingently liable to banks, financial institutions and others for approximately $92.7 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $92.7 million, approximately $6.2 million was issued at our request on behalf of Beloit Corporation. At January 31, 2004, there were $2.2 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of January 31, 2004, the nominal or face value of forward foreign exchange contracts to which we are a party, in absolute U.S. dollar equivalent terms, was $86.1 million.

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

7.       Inventories

Consolidated inventories consisted of the following:

In thousands	January 31, 2004	November 1, 2003

Finished goods	$235,839	$226,758
Work in process and purchased parts	136,572	131,512
Raw materials	26,950	24,659

	$399,361	$382,929

8.      Warranties

We provide a warranty reserve for the estimated costs that may be incurred under product warranties to remedy deficiencies of quality or performance in our products. These product warranties extend over either a specified period of time, units of production or machine hours depending upon the product subject to the warranty. We accrue a provision for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The warranty reserve is included in other accrued liabilities in the Condensed Consolidated Balance Sheet. We periodically review the adequacy of the accrual for product warranties and adjust the warranty percentage and accrued warranty reserve for actual experience as appropriate. The following table reconciles the changes in the Company’s product warranty reserve:

	Three Months Ended
In thousands	January 31, 2004	February 2, 2003
Balance, beginning of period	$30,443	$33,904
Accrual for warranty expensed during
the three month period	3,595	2,489
Settlements made during the period	(4,056)	(3,506)
Change in liability for pre-existing warranties
during the period, including expirations	(215)	--
Effect of foreign currency translation	401	790

Balance, end of period	$30,168	$33,677

9.      Restructuring Charges

Costs associated with restructuring activities other than those activities covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or that involve an entity newly acquired in a business combination, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Costs associated with such activities are recorded as restructuring costs in the consolidated statements of operations when the liability is incurred.

During fiscal 2003, we began implementing a manufacturing capacity rationalization at our P&H Mining Equipment Milwaukee location that reduced factory space by 350,000 square feet and resulted in a facility that is more efficient. The rationalization should be completed in fiscal 2004 and is expected to result in savings greater than the cash costs to implement. The total expected costs for this rationalization are estimated at $2.8 million.

During fiscal 2003, Joy Mining Machinery began implementing a manufacturing capacity rationalization plan for North America. Total costs for the Joy North American manufacturing capacity rationalization are estimated at $3.9 million. Included in this amount is $2.3 million for one-time termination benefits for an estimated 132 employees, $0.7 million for abandoned assets, and $0.9 million for other associated costs. Also during fiscal 2003, Joy Mining Machinery began implementing a manufacturing capacity rationalization plan for the United Kingdom and Australia. The total costs for the United Kingdom manufacturing capacity rationalization are estimated at $1.6 million, almost entirely for one-time termination benefits for 26 employees. The total costs for the Australian manufacturing capacity rationalization are estimated at $0.2 million, almost entirely for one-time termination benefits for 27 employees.

Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 144 and SFAS No.146.

In thousands	One-time Termination Benefits	Abandoned Assets	Other Associated Costs	Total Charges

Three Months ended January 31, 2004
P&H Mining Equipment	$--	$--	$168	$168
Joy Mining Machinery	200	--	65	265

	$200	$--	$233	$433

Cummulative Total to date
P&H Mining Equipment	$--	$1,154	$780	$1,934
Joy Mining Machinery	3,584	715	1,115	5,414

	$3,584	$1,869	$1,895	$7,348

10.      Reorganization Items

Reorganization items include income, expense and loss that were realized or incurred as a result of our reorganization under Chapter 11 of the Bankruptcy Code. For the three months ended January 31, 2004, approximately $0.6 million of reorganization charges were incurred for bankruptcy related professional fees.

11.      Pension and Postretirement

The components of net periodic benefit costs recognized are as follows:

	U.S. Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
In thousands	January 31, 2004	February 1, 2003	January 31, 2004	February 1, 2003
Service cost	$3,068	$2,610	$42	$36
Interest cost	10,805	10,706	862	937
Expected return on assets	(9,953)	(9,619)	--	--
Amortization of:
Prior service cost	91	90	--	--
Actuarial (gain) loss	1,632	105	100	65

Net periodic benefit cost	$5,643	$3,892	$1,004	$1,038

No contributions are required to be made to our U.S. pension plans in fiscal 2004.

12.       Segment Information

At January 31, 2004, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income (expense) or provision (benefit) for income taxes. There are no significant intersegment sales. Total operations assets are those used in our operations in each segment. Corporate assets consist primarily of deferred financing costs, cash and cash equivalents and deferred income taxes.

In thousands	Net Sales	Operating Income (Loss)	Total Assets

2004 First Quarter
Underground Mining Machinery	$155,016	$7,568	$640,984
Surface Mining Equipment	128,670	6,887	397,845

Total operations	283,686	14,455	1,038,829
Corporate	--	(6,728)	272,646

Consolidated Total	$283,686	$7,727	$1,311,475

2003 First Quarter
Underground Mining Machinery	$130,485	$(35)	$634,968
Surface Mining Equipment	108,676	1,065	490,365

Total operations	239,161	1,030	1,125,333
Corporate	--	(4,312)	149,901

Consolidated Total	$239,161	$(3,282)	$1,275,234

13.       Recent Accounting Pronouncements

In December 2003, Medicare benefits were expanded, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. We anticipate that the benefits we pay after 2006 will be lower as a result of the new Medicare provisions. The retiree medical obligations and costs do not reflect the impact of this legislation. Deferring the recognition of the new Medicare provisions’ impact is permitted by Financial Accounting Standards Board Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” because of uncertainty about the effects of some of the new Medicare provisions and a lack of authoritative accounting guidance on the matters. The final accounting guidance could require changes to previously reported information.

14.      Subsidiary Guarantors

The following tables present condensed consolidated financial information for the three months ended January 31, 2004 and February 1, 2003 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Subordinated Notes, which include substantially all of our domestic subsidiaries (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors

Condensed Consolidated
Statement of Operations
Three Months Ended January 31, 2004
(Unaudited)
In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$--	$163,143	$167,468	$(46,925)	$283,686
Cost of sales	--	127,310	126,674	(40,093)	213,891
Product development, selling
and administrative expenses	6,689	33,992	22,062	--	62,743
Restructuring charges	--	227	206	--	433
Other (income) expense	(70)	(651)	(387)	--	(1,108)

Operating income (loss)	(6,619)	2,265	18,913	(6,832)	7,727
Intercompany items	2,383	1,669	(10,297)	6,245	--
Interest income (expense), net	(7,013)	(88)	1,427	--	(5,674)

Income (loss) before income taxes
and reorganization items	(11,249)	3,846	10,043	(587)	2,053
Reorganization items - income (expense)	(615)	--	--	--	(615)

Income (loss) before income taxes	(11,864)	3,846	10,043	(587)	1,438
(Provision) benefit for income taxes	3,678	(2,472)	(1,706)	--	(500)
Equity in income (loss) of subsidiaries	9,124	17,153	916	(27,193)	--

Net income (loss)	$938	$18,527	$9,253	$(27,780)	$938

Condensed Consolidated
Statement of Operations
Three Months Ended February 1, 2003
(Unaudited)
In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$--	$143,737	$139,811	$(44,387)	$239,161
Cost of sales	--	113,989	110,374	(38,327)	186,036
Product development, selling
and administrative expenses	3,540	36,098	15,958	--	55,596
Restructuring charges	--	1,177	--	--	1,177
Other (income) expense	(21)	(391)	46	--	(366)

Operating income (loss)	(3,519)	(7,136)	13,433	(6,060)	(3,282)
Intercompany items	6,439	(3,899)	(9,436)	6,896	--
Interest income (expense), net	(5,952)	(306)	313	--	(5,945)

Income (loss) before income taxes	(3,032)	(11,341)	4,310	836	(9,227)
(Provision) benefit for income taxes	2,274	2,921	(1,495)	--	3,700
Equity in income (loss) of subsidiaries	(4,769)	8,780	877	(4,888)	--

Net income (loss)	$(5,527)	$360	$3,692	$(4,052)	$(5,527)

Condensed Consolidated
Balance Sheet
January 31, 2004
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$86,857	$(477)	$75,421	$--	$161,801
Accounts receivable, net	--	82,654	110,518	(1,274)	191,898
Inventories	--	235,440	196,219	(32,298)	399,361
Other current assets	29,409	11,297	13,266	23	53,995

Total current assets	116,266	328,914	395,424	(33,549)	807,055
Property, plant and equipment, net	418	143,651	75,819	--	219,888
Intangible assets, net	--	76,729	--	--	76,729
Investment in affiliates	1,075,537	599,255	22,774	(1,697,566)	--
Intercompany accounts, net	(339,261)	468,160	(139,966)	11,067	--
Deferred income taxes	137,775	--	--	--	137,775
Other assets	10,664	8,170	51,194	--	70,028

Total assets	$1,001,399	$1,624,879	$405,245	$(1,720,048)	$1,311,475

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$--	$458	$4,472	$--	$4,930
Trade accounts payable	251	36,282	47,364	--	83,897
Income taxes payable	(5,982)	2,412	27,719	--	24,149
Other accrued liabilities	25,485	93,539	92,656	(15,933)	195,747

Total current liabilities	19,754	132,691	172,211	(15,933)	308,723
Long-term debt	200,000	93	2,568	--	202,661
Other non-current liabilities	375,460	14,379	4,067	--	393,906
Shareholders' equity	406,185	1,477,716	226,399	(1,704,115)	406,185

Total liabilities and shareholders' equity	$1,001,399	$1,624,879	$405,245	$(1,720,048)	$1,311,475

Condensed Consolidated
Balance Sheet
November 1, 2003
(In thousands

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

Condensed Consolidated
Statement of Cash Flow
Three Months Ended January 31, 2004
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated

Net cash provided (used) by operations	$7,719	$(15,364)	$(632)	$(8,277)
Investing activities:
Property, plant and equipment acquired	--	(1,083)	(1,543)	(2,626)
Proceeds from sale of property, plant and equipment	--	1,239	1,044	2,283
Other, net	(1)	(1,393)	1,993	599

Net cash provided (used) by investing activities	(1)	(1,237)	1,494	256

Financing activities:
Exercise of stock options	24,790	--	--	24,790
Dividends paid	(2,491)	--	--	(2,491)
Credit Agreement financing fees	(1,000)	--	--	(1,000)
Net issuance (payments) of long-term obligations	--	(98)	(255)	(353)
Increase (decrease) in short-term notes payable, net	--	--	338	338

Net cash provided (used) by financing activities	21,299	(98)	83	21,284

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	--	--	33	33

Increase (Decrease) in Cash and Cash Equivalents	29,017	(16,699)	978	13,296
Cash and Cash Equivalents at Beginning of Period	57,840	16,222	74,443	148,505

Cash and Cash Equivalents at End of Period	$86,857	$(477)	$75,421	$161,801

Condensed Consolidated
Statement of Cash Flow
Three Months Ended February 1, 2003
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated

Net cash provided (used) by operations	$8,545	$(2,335)	$16,222	$22,432
Investing activities:
Property, plant and equipment acquired	--	(1,218)	(1,490)	(2,708)
Proceeds from sale of property, plant and equipment	--	602	345	947
Other, net	3,500	44	21	3,565

Net cash provided (used) by investing activities	3,500	(572)	(1,124)	1,804

Financing activities:
Credit Agreement financing fees	(250)	--	--	(250)
Net issuance (payments) of long-term obligations	--	94	(20)	74
Increase (decrease) in short-term notes payable, net	--	7	(20)	(13)

Net cash provided (used) by financing activities	(250)	101	(40)	(189)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	--	--	3,532	3,532

Increase (Decrease) in Cash and Cash Equivalents	11,795	(2,806)	18,590	27,579
Cash and Cash Equivalents at Beginning of Period	33,803	868	36,235	70,906

Cash and Cash Equivalents at End of Period	$45,598	$(1,938)	$54,825	$98,485

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described in Item 5 — Other Information – Forward-Looking Statements and Cautionary Factors in Part II of this report.

        The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Part I of this report.

Overview

        Joy Global Inc., a worldwide leader in high-productivity mining solutions, manufactures and markets original equipment and aftermarket parts and services for both the underground and aboveground mining industries through two business segments, Joy Mining Machinery and P&H Mining Equipment. Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania and Wisconsin, and in the United Kingdom, South Africa, Chile and Australia.

        The long-awaited recovery in commodity markets is evident in our first quarter results. Copper prices have doubled and copper stockpiles have been cut in half during the past year. Demand for copper is being driven primarily by consumption in China, although demand is also increasing in the United States and other countries. Coal is also strong as prices in the United States rose as much as 40% in the past year. Supply constraints and high natural gas prices mean that coal prices are likely to stay strong. Globally, there is a shortage of metallurgical coal as China’s steel industry absorbs the available supply. International coal markets are more mixed. Though demand is strong, the rising value of currencies in Australia and South Africa constrains coal sales from those countries. Other commodities are also seeing strong growth in demand, especially iron ore which is also being driven by China’s steel industry.

        Customer orders were very strong in the first quarter of fiscal 2004, with a substantial increase over the depressed levels of the first quarter of fiscal 2003. This increase was particularly strong in original equipment orders, due largely to domestic coal customers increasing their order rates. In addition, both segments experienced increases in aftermarket orders. The first quarter of our fiscal year is typically our weakest quarter; however, revenues increased 18.6% over the first quarter of fiscal 2003 and gross profit margins improved to 24.6% of sales compared to 22.2% in the first quarter of fiscal 2003. Operating income was $7.7 million in the first quarter of 2004 compared to an operating loss of $3.3 million in the first quarter of fiscal 2003.

Results of Operations

      Net Sales

        The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Operations:

	Three Months Ended
Net Sales (In thousands)	January 31, 2004	February 1, 2003	Change
Underground Mining Machinery	$155,016	$130,485	$24,531
Surface Mining Equipment	128,670	108,676	19,994

	$283,686	$239,161	$44,525

        The increase in net sales for underground mining machinery in the first quarter was the result of increased shipments of both original equipment and aftermarket products. The market for original equipment sales has begun to recover. We had increased shipments of continuous miners and longwall shearers in the United States and increased shipments of continuous miners and shuttle cars in South Africa. We also shipped a roof support project and two longwall shearers to Australia. The increase in original equipment sales reflects improvements we are seeing in coal-related markets, particularly in the United States. Aftermarket sales increased in the United States and remained substantially flat outside of the U.S. after eliminating currency translation benefits. Increased coal activity in the U.S. benefited aftermarket sales.

        The increase in our original equipment sales for surface mining equipment was primarily due to the recording of a larger portion of a percentage-of-completion sale of a dragline in Australia. The demand for copper, iron ore, and oil sands impacted aftermarket parts and service sales. Our South American region had a significant increase in aftermarket product and service sales, principally due to the increase in demand for copper.

      Operating Income

        The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Operations:

	Three Months Ended
In thousands	January 31, 2004	February 1, 2003	Change
Operating income (loss):
Underground Mining Machinery	$7,568	$(35)	$7,603
Surface Mining Equipment	6,887	1,065	5,822
Corporate Expense	(6,728)	(4,312)	(2,416)

Total	$7,727	$(3,282)	$11,009

        The improvement in operating income for underground mining machinery resulted from higher sales volumes, a favorable impact of manufacturing overhead absorption, benefits from our strategic sourcing initiative and cost savings from our restructuring in the United States and United Kingdom. The items that adversely affected operating income were increases in pension expense and medical costs in the United States and United Kingdom.

        The improvement in operating income for surface mining equipment was due to the increase in sales volume of new machines, primarily related to the dragline in Australia, and aftermarket products and services, continued cost controls, benefits from our strategic sourcing initiative and a decrease in restructuring charges.

        The increase in corporate expenses reflects $2.5 million in compensation expenses related to the Performance Unit Award Program.

      Product Development, Selling and Administrative Expense

        Product development, selling and administrative expense totaled $62.7 million, or 22.1% of sales, in the first quarter of fiscal 2004, as compared to $55.6 million, or 23.2% of sales, in the first quarter of fiscal 2003. While a lower percentage of total sales, the increase in product development, selling and administrative expense was attributable to higher sales expenses related to increased business activity during the quarter and higher pension and performance based compensation costs quarter over quarter. Offsetting these increases was lower amortization expense associated with adjustments to deferred tax assets which reduced intangible assets at the end of fiscal 2003.

      Provision for Income Taxes

        Income tax expense for the first quarter of fiscal 2004 increased to $0.5 million as compared to a tax benefit of $3.7 million in the first quarter of fiscal 2003. On a consolidated basis, these income tax provisions (benefits) represented effective income tax rates for the first quarters of fiscal 2004 and 2003 of 35% and 40%, respectively. Aside from recognizing a pre-tax income in the first quarter of 2004 as opposed to a pre-tax loss in the first quarter of fiscal 2003, the main driver of the variance in tax rates was the global mix of earnings. Additionally, we were unable to benefit from the use of net operating losses from prior periods under fresh start accounting rules. The first quarter of fiscal 2003 was also unable to recognize certain Australian tax losses that can now be recognized due to the restructuring of our Australian subsidiaries in the latter part of fiscal 2003.

        Cash taxes paid for the first quarter of fiscal 2004 were $1.9 million compared to $4.8 million in the first quarter of fiscal 2003. This decrease in cash taxes paid was primarily due to the restructuring of our Australian subsidiaries in the latter part of fiscal 2003 and reduced payments required by foreign affiliates related to prior year estimated taxes.

      Bookings and Backlog

         For the second quarter in a row new order bookings exceeded $350 million. During the first quarter of fiscal 2004, the Company received $374 million of new orders compared to new order bookings of $276 million for the same quarter a year ago. Orders in the first quarter of fiscal 2003 for original equipment were particularly low. Both the underground and surface mining businesses had increases in new orders compared to a year ago. In addition, both the original equipment and aftermarket portions of both businesses had more new order bookings during the current quarter than they did a year ago. Especially encouraging was the level of new orders received for continuous miners and shearing machines in the United States, China and South Africa.

As a result of the strong level of new orders, backlog increased from $252 million at the beginning of fiscal 2004 to $343 million at the end of the first quarter.

Liquidity and Capital Resources

      Discussion of Cash Flows

        At the end of the first quarter of fiscal 2004, we had $161.8 million in cash and cash equivalents and working capital of $498.3 million, as compared to $148.5 million in cash and cash equivalents and working capital of $450.9 million at the beginning of the fiscal year. Our net debt, or total debt net of $161.8 million of cash, at the end of the first quarter was $45.8 million compared to net debt of $59.2 million at the beginning of the fiscal year.

      Operating Activities

         Cash used by operations during the first quarter of fiscal 2004 was $8.3 million compared to cash provided by operations of $22.4 million in the first quarter of fiscal 2003. The decrease in operating cash flow was primarily a result of the payment to employees for the bonuses earned in fiscal 2003, an increase in inventory and accounts receivable associated with the increase in the level of business activity, and a decrease in advance payments and progress billings. These items were partially offset by the improved profitability in the first quarter.

      Investing Activities

         First quarter investing activities in fiscal 2004 were comparable to those of the first quarter of fiscal 2003. We expect to fund capital expenditures in 2004 with operating cash flows and available cash.

      Financing Activities

         During the first quarter of fiscal 2004 cash provided by financing activities was $21.3 million compared to cash used by financing activities of $0.2 million in the first quarter of fiscal 2003. The increase was due to $24.8 million received from the exercise of employee stock options, offset by dividends paid and additional financing fees from the amendment of the Credit Agreement.

      Credit Agreement

        Earlier this month we announced the amendment and restatement of our revolving credit facility. The amendment extends the term of the facility by three years to October 15, 2008, provides flexibility in the financial covenants, improves the pricing “grid,” reduces the size of the facility from $250 million to $200 million, and lessens restrictions on cash dividends and restricted payments.

        Based upon our current level of operations, we believe that cash flow from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future cash requirements.

      Off-Balance Sheet Arrangements

        We lease various assets under operating leases. The aggregate payments under operating leases as of the end of the first quarter are disclosed below in the table of Disclosures about Contractual Obligations and Commercial Commitments. No significant changes to lease commitments have occurred since the end of the first quarter. We have no other off-balance sheet arrangements.

      Disclosures about Contractual Obligations and Commercial Commitments

        The following table sets forth our contractual obligations and commercial commitments as of January 31, 2004:

Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Long-Term Debt	$200,296	$--	$--	$--	$200,296
Short-Term Notes Payable	3,715	3,715	--	--	--
Capital Lease Obligations	3,580	1,215	1,383	582	400
Operating Leases	24,789	10,646	10,731	1,705	1,707

Total	$232,380	$15,576	$12,114	$2,287	$202,403

Market Conditions and Outlook

        Conditions in the majority of our customers’ markets continue to strengthen. U.S. coal is enjoying stronger spot pricing, which should translate into higher selling prices and cash flow for our customers, as the effect of new supply contracts take hold over the next couple of years. Total domestic coal demand is forecasted to increase in 2004, both in consumption by utilities and for exports, particularly in metallurgical coal. International coal markets also continue to strengthen, particularly for metallurgical coal used in the production of steel. Management continues to believe that the emerging underground coal markets will contribute a larger portion of our overall revenues over the next few years. Supporting this belief is the recent announcement by China that it intends to create eight to ten large coal-mining firms, each capable of producing in excess of 50 million tons annually.

         Customers producing copper are enjoying a market resurgence. Copper prices have risen by 50% in the past 12 months, driven by demand from China and production constraints by the major producers. Copper stockpiles have fallen dramatically during the past year and producers have recently begun either increasing production or announcing plans to increase production. While the impact of the strength in the copper market on our business to date has largely been an increase in aftermarket sales, historically this commodity market has comprised the largest component of our surface mining equipment operation.

         Positive trends are being seen in several of the other commodity markets that our surface mining equipment operations serve. Iron ore fundamentals are equal to, or even stronger than, those of copper, with demand from China contributing to the current strength. Finally, further development of the oil sands of Canada continue to drive production, and therefore equipment utilization, higher.

         We will continue to focus on cash flow in the upcoming 12 months. This focus will be necessary to insure that the ramp up of business activity uses the minimum amount of working capital possible. Capital spending should be in the range of $25 million for fiscal 2004. Although there are essentially no pension funding needs in fiscal 2004, we now estimate that our funding in fiscal 2005 will be in the range of $80 million.

         Several factors temper our outlook. We believe that the current buying cycle for mining equipment and services will be sustained and that our customers will exercise discipline in increasing their production. As we increase our production to meet the increased demand for mining equipment, our challenge is to manage our working capital and the other aspects of our business so that we meet the needs of our customers while maximizing returns to shareholders. We will need to continue to control pension and health care costs. Our ability to grow revenues is constrained by the capacity of our plants, our ability to supplement that capacity with outside sources, and our success in securing critical supplies such as steel and copper. The positive effects we are seeing on our business as a result of higher customer production and capital spending levels could be offset by customer restraints on production and capital spending, increasing lead times at our facilities, and tightening steel supplies. Finally, our success in meeting our goals depends on our success in negotiating an acceptable labor agreement at our principle surface mining equipment manufacturing plant in Milwaukee, Wisconsin when the current contract expires this April.

Critical Accounting Estimates, Assumptions and Policies

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

        We believe our accounting policies for revenue recognition, inventories, intangible assets, accrued warranties, pension and postretirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the year ended November 1, 2003 for a discussion of these policies. There were no material changes to these policies during the first quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        As more fully described in our Annual Report on Form 10-K for the year ended November 1, 2003, we are exposed to various types of market risks, primarily foreign currency risks. We monitor our risks in this area on a continuous basis and generally enter into forward foreign currency contracts to minimize these exposures for periods of less than one year. We do not engage in speculation in our derivative strategies. Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged.

Item 4. Controls and Procedures

        We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

         Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("the Act")) were effective as the end of the first quarter, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

        There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 3 – Legal Proceedings of Part I of our annual report on Form 10-K for the year ended November 1, 2003.

Item 2.    Changes in Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults upon Senior Securities

Not applicable.

      Item 4.   Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders held on February 24, 2004, each of our directors was reelected to terms ending at the annual meeting in 2005. The votes cast are listed below:

	For	Against	Withheld	Abstained	Broker Non-Votes

Steven L. Gerard	41,119,312	0	1,241,459	0	0
John Nils Hanson	41,345,411	0	1,015,360	0	0
Ken C. Johnsen	41,255,512	0	1,105,259	0	0
James R. Klauser	41,477,041	0	883,730	0	0
Richard B. Loynd	41,255,512	0	1,105,259	0	0
P. Eric Siegert	41,477,041	0	883,730	0	0
James H. Tate	40,382,874	0	1,977,897	0	0

Item 5.    Other Information – Forward-Looking Statements and Cautionary Factors

This report and other documents or oral statements we make or made on our behalf contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements are predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,”“anticipate,” “intend,” “plan,” “foresee,” or other words or phrases of similar import. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated. In addition to any factors that may accompany forward-looking statements, factors that could materially affect actual results include the following.

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

Additional factors that could cause actual results to differ materially from those contemplated include:

|X|	Factors affecting customers’ purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles, and production and consumption rates of coal, copper, iron, gold, oil and other ores and minerals; the cash flows of customers; the cost and availability of financing to customers and the ability of customers to obtain regulatory approval for investments in mining projects; consolidations among customers; the effects of rising energy costs on customer operations; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

|X|	Factors affecting our ability to capture available sales opportunities, including: customers’ perceptions of the quality and value of our products and services as compared to competitors’ products and services; customers’ perceptions of the financial health and stability as compared to our competitors; and the availability of manufacturing capacity at our factories.

|X|	Factors affecting our ability to successfully manage the sales we obtain, such as: the accuracy of our cost and time estimates; the adequacy of our cost and control systems; and our success in delivering products and completing service projects on time and within budget; our success in recruiting and retaining managers and key employees; wage stability and cooperative labor relations; plant capacity and utilization; increases in the costs and constraints on the supply of major purchased items such as steel can adversely affect profits and revenues; and whether acquisitions are assimilated and divestitures completed without notable surprises or unexpected difficulties.

|X|	Factors affecting general business levels, such as: political and economic turmoil in major markets such as the United States, Canada, Europe, Asia and the Pacific Rim, South Africa, Australia and Chile; environmental and trade regulations; and the stability and ease of exchange of currencies.

|X|	Factors affecting our general business, such as: unforeseen patent, tax, product, environmental, employee health and benefit, or contractual liabilities; nonrecurring restructuring and other special charges; changes in accounting or tax rules or regulations; reassessments of asset valuations for such assets as receivables, inventories, fixed assets and intangible assets; and leverage and debt service.

|X|	Various other factors beyond our control.

Item 6.    Exhibits and Reports on Form 8-K

(a)     Exhibits:

     31(a)    Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications

     31(b)    Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications

     32     Section 1350 Certifications

(b)     Reports on Form 8-K

           Form 8-K Report dated as of February 10, 2004 Item 5 “Other Events”

           Form 8-K Report dated as of February 24, 2004 Item 12 “Results of Operations and Financial Condition”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date February 27, 2004	JOY GLOBAL INC. (Registrant) /s/ Donald C. Roof Donald C. Roof Executive Vice President, Chief Financial Officer and Treasurer

Date February 27, 2004	/s/ Michael S. Olsen Michael S. Olsen Vice President and Controller and Chief Accounting Officer