Form 10-Q
period 2004-05-01
JOY GLOBAL INC
filed 2004-06-01
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED        May 1, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value	Outstanding at May 18, 2004 51,078,136 shares

JOY GLOBAL INC.
FORM 10-Q

May 1, 2004

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003
Net sales	$ 337,682	$ 298,888	$ 621,368	$ 538,049
Costs and expenses:
Cost of sales	246,569	226,956	460,460	412,992
Product development, selling
and administrative expenses	69,445	60,112	132,188	115,708
Restructuring charges	69	991	502	2,168
Other income	(887)	(224)	(1,995)	(590)

Operating income (loss)	22,486	11,053	30,213	7,771
Interest expense, net	4,360	5,560	10,034	11,505

Income (loss) before reorganization items	18,126	5,493	20,179	(3,734)
Reorganization items - (income) expense	(2,264)	96	(1,649)	96

Income (loss) before income taxes	20,390	5,397	21,828	(3,830)

Provision (benefit) for income taxes	1,550	3,000	2,050	(700)

Net income (loss)	$ 18,840	$ 2,397	$ 19,778	$ (3,130)

Net income (loss) per share:
Basic	$ 0.36	$ 0.05	$0.38	$(0.06)

Diluted	$ 0.35	$ 0.05	$0.37	$(0.06)

Dividends per share	$ 0.075	$ --	$ 0.125	$ --

Weighted average shares outstanding:
Basic	52,179	50,228	51,566	50,228

Diluted	53,740	50,297	53,013	50,228

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	May 1, 2004	November 1, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$208,657	$148,505
Accounts receivable, net	209,541	193,882
Inventories	420,483	382,929
Other current assets	45,847	51,251

Total current assets	884,528	776,567
Property, plant and equipment, net	212,717	226,101
Intangible assets, net	74,270	77,709
Deferred income taxes	145,652	136,192
Other assets	67,396	70,160

Total assets	$1,384,563	$1,286,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$13,177	$4,767
Trade accounts payable	99,776	89,136
Income taxes payable	20,744	26,097
Other accrued liabilities	248,491	205,706

Total current liabilities	382,188	325,706
Long-term debt	202,436	202,912
Accrued pension costs	310,307	313,214
Other	73,769	74,624

Total liabilities	968,700	916,456

Shareholders' equity	415,863	370,273

Total liabilities and shareholders' equity	$1,384,563	$1,286,729

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	May 1, 2004	May 3, 2003
Net cash provided by operating activities	$ 26,226	$ 41,811
Investing activities:
Property, plant and equipment acquired	(5,714)	(8,486)
Proceeds from sale of property, plant and equipment	1,324	979
Purchase of equity interest in subsidiary	--	(12,316)
Other, net	4,785	2,663

Net cash provided (used) by investing activities	395	(17,160)

Financing activities:
Exercise of stock options	29,832	--
Dividends paid	(6,316)	--
Financing fees	(1,000)	(250)
Net payments of long-term obligations	(761)	(154)
Increase in short-term notes payable, net	9,230	1,221

Net cash provided by financing activities	30,985	817

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	2,546	7,100

Increase in Cash and Cash Equivalents	60,152	32,568
Cash and Cash Equivalents at Beginning of Period	148,505	70,906

Cash and Cash Equivalents at End of Period	$ 208,657	$ 103,474

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 1, 2004
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

Both the Credit Agreement and Senior Subordinated Note Indenture contain restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness, liens, asset sales, and capital expenditures. The covenants in the Senior Subordinated Note Indenture are generally less restrictive than the covenants in the Credit Agreement. Interest coverage, leverage and fixed charge coverage covenants in the Credit Agreement generally become more restrictive over the term of the agreement. At May 1, 2004, we were in compliance with financial covenants in the Credit Agreement and the Indenture.

At May 1, 2004, there were no outstanding borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $200 million credit limit, totaled $63.6 million. The amount available for borrowings under the Credit Agreement is also limited by a borrowing base calculation. At May 1, 2004, there was $136.4 million available for borrowings under the Credit Agreement.

4.      Shareholders’ Equity

We have 150,000,000 shares of authorized common stock, par value $1.00 per share, 50,000,000 of which will ultimately be distributed in connection with our July 12, 2001 (“Effective Date”) emergence from bankruptcy and are deemed outstanding for accounting purposes at the Effective Date. Under our Plan of Reorganization (“POR”), the 50,000,000 shares are being distributed to holders of allowed claims in the bankruptcy case. As of May 1, 2004, total distributions under the POR were 48,766,577 shares. The remaining 1,233,423 shares are held in a disputed claims equity reserve and will be distributed in accordance with the POR as the two remaining bankruptcy related claims are finally resolved.

Our stock incentive plan authorizes the grant of up to 8,056,000 stock options, performance units, restricted stock units and other stock-based awards to officers, employees and directors. As of May 1, 2004, stock option grants aggregating approximately 5.1 million shares of common stock had been made to approximately 250 individuals. Options to purchase 15,000 shares have also been granted to each of our six outside directors. On February 25, 2003, and February 24, 2004, restricted stock unit grants of 5,582 and 2,159, respectively, were made to each of our six outside directors. These restricted stock units vest one year after the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered one year after the director’s service on the board terminates. On January 21, 2004, grants of 47,465 restricted stock units were made to certain executive officers and key employees. These restricted stock units vest over a five-year period with one-third vesting on the third, fourth and fifth anniversaries of the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered to the individual as the units vest. Individuals are credited with additional units to reflect cash dividends paid on the underlying common stock. In the event of a change in control, the units will be paid out in cash based on the market price of the common stock as of the date of the change in control.

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

As of May 1, 2004, awards under the stock incentive plan, were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended		Six Months Ended
In thousands except per share data	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003
Net income (loss), as reported	$ 18,840	$ 2,397	$ 19,778	$ (3,130)
Add:
Compensation expense included
in reported net income, net of
related tax effect	685	943	2,235	943
Deduct:
Compensation expense determined
under SFAS No. 123, net of related taxes	(2,850)	(2,935)	(5,129)	(4,642)

Pro forma net income (loss)	$ 16,675	$ 405	$ 16,884	$ (6,829)

Net income (loss) per share
As reported
Basic	$ 0.36	$ 0.05	$ 0.38	$ (0.06)

Diluted	$ 0.35	$ 0.05	$ 0.37	$ (0.06)

Pro forma
Basic	$ 0.32	$ 0.01	$ 0.33	$ (0.14)

Diluted	$ 0.31	$ 0.01	$ 0.32	$ (0.14)

Separate Statements of Shareholders’ Equity are not required to be presented for interim periods. However, comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
In thousands	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003
Net income (loss)	$ 18,840	$ 2,397	$ 19,778	$(3,130)
Comprehensive income:
Translation adjustment	(11,229)	9,223	(3,803)	17,182
Derivative fair value adjustment	(370)	(825)	(604)	446

Total comprehensive income	$ 7,241	$ 10,795	$ 15,371	$ 14,498

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
In thousands except per share data	May 1, 2004	May 3, 2003	May 1, 2003	May 3, 2002
Numerator:
Net income (loss)	$18,840	$ 2,397	$19,778	$(3,130)
Denominator:
Denominator for basic net income per share -
Weighted average shares	52,179	50,228	51,566	50,228
Effect of dilutive securities:
Stock options, restricted stock and
performance units	1,561	69	1,447	--

Denominator for diluted net income per share -
Adjusted weighted average shares and
assumed conversions	53,740	50,297	53,013	50,228

Basic net income (loss) per share	$ 0.36	$ 0.05	$ 0.38	$ (0.06)

Diluted net income (loss) per share	$ 0.35	$ 0.05	$ 0.37	$ (0.06)

6.      Contingent Liabilities:

We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of their operations, the most prevalent of which relate to product liability (including asbestos-related liability), employment and commercial matters. Also, as a normal part of their operations, our subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the results of the above noted litigation and other unresolved legal matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

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

By notice dated May 16, 2003, Sokolovskaya Investment Company (“SIC”), a mining company in Russia, filed a request for arbitration with the ICC International Court of Arbitration against Joy MM to recover damages alleged to have arisen out of contracts entered into by Joy MM and SIC in 1995 and 1996 for the supply of underground mining equipment and related services. SIC seeks damages for loss of profit, delay, repairs, loss of use and other consequential damages of between $89 million and $98 million. An arbitration panel has been selected and proceedings before it have commenced.

At May 1, 2004, we were contingently liable to banks, financial institutions and others for approximately $85.9 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $85.9 million, approximately $6.2 million was issued at our request on behalf of Beloit Corporation. At May 1, 2004, there were $1.2 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of May 1, 2004, the nominal or face value of forward foreign exchange contracts to which we are a party, in absolute U.S. dollar equivalent terms, was $92.8 million.

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

7.       Inventories

Consolidated inventories consisted of the following:

In thousands	May 1, 2004	November 1, 2003

Finished goods	$239,448	$226,758
Work in process and purchased parts	153,698	131,512
Raw materials	27,337	24,659

	$420,483	$382,929

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

	Three Months Ended		Six Months Ended
In thousands	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003
Balance, beginning of period	$ 30,168	$ 33,677	$ 30,443	$ 33,904
Accrual for warranty expensed during
the three month period	5,970	5,447	9,565	7,936
Settlements made during the period	(4,425)	(4,582)	(8,481)	(7,423)
Change in liability for pre-existing warranties
during the period, including expirations	(559)	(331)	(774)	(996)
Effect of foreign currency translation	(22)	(477)	379	313

Balance, end of period	$ 31,132	$ 33,734	$ 31,132	$ 33,734

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

Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 144 and SFAS No.146.

In thousands	One-time Termination Benefits	Abandoned Assets	Other Associated Costs	Total Charges

Three Months ended May 1, 2004
P&H Mining Equipment	$--	$--	$49	$49
Joy Mining Machinery	--	--	20	20

	$--	$--	$69	$69

Six Months ended May 1, 2004
P&H Mining Equipment	$--	$--	$217	$217
Joy Mining Machinery	200	--	85	285

	$200	$--	$302	$502

Cummulative Total to date
P&H Mining Equipment	$--	$1,154	$829	$1,983
Joy Mining Machinery	3,584	715	1,135	5,434

	$3,584	$1,869	$1,964	$7,417

10.      Reorganization Items

Reorganization items include income, expense and loss that were realized or incurred as a result of our reorganization under Chapter 11 of the Bankruptcy Code. At May 1, 2004, the $2.3 million of reorganization income represented a cash settlement with the Beloit Liquidating Trust and the elimination of a bankruptcy related liability offset by post emergence professional fees.

11.      Pension and Postretirement

The components of net periodic benefit costs recognized are as follows:

	U.S. Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
In thousands	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003
Service cost	$ 3,067	$ 2,611	$ 41	$ 35
Interest cost	10,804	10,707	863	937
Expected return on assets	(9,953)	(9,619)	--	--
Amortization of:
Prior service cost	90	90	--	--
Actuarial (gain) loss	1,633	106	99	64

Net periodic benefit cost	$ 5,641	$ 3,895	$1,003	$1,036

	U.S. Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
In thousands	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003
Service cost	$ 6,135	$ 5,221	$ 83	$ 71
Interest cost	21,609	21,413	1,725	1,874
Expected return on assets	(19,906)	(19,238)	--	--
Amortization of:
Prior service cost	181	180	--	--
Actuarial (gain) loss	3,265	211	199	199

Net periodic benefit cost	$ 11,284	$ 7,787	$2,007	$2,144

No contributions are required to be made to our U.S. pension plans in fiscal 2004.

12.       Segment Information

At May 1, 2004, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income (expense) or provision (benefit) for income taxes. There are no significant intersegment sales. Total operations assets are those used in our operations in each segment. Corporate assets consist primarily of cash and cash equivalents, deferred financing costs and deferred income taxes.

In thousands	Net Sales	Operating Income (Loss)	Total Assets

2004 Second Quarter
Underground Mining Machinery	$199,479	$ 16,874	$ 600,627
Surface Mining Equipment	138,203	12,072	423,389

Total operations	337,682	28,946	1,024,016
Corporate	--	(6,460)	360,547

Consolidated Total	$337,682	$ 22,486	$1,384,563

2003 Second Quarter
Underground Mining Machinery	$177,168	$ 11,659	$ 647,040
Surface Mining Equipment	121,720	5,216	498,589

Total operations	298,888	16,875	1,145,629
Corporate	--	(5,822)	157,076

Consolidated Total	$298,888	$ 11,053	$1,302,705

2004 Six Months
Underground Mining Machinery	$354,495	$ 24,442	$ 600,627
Surface Mining Equipment	266,873	18,959	423,389

Total operations	621,368	43,401	1,024,016
Corporate	--	(13,188)	360,547

Consolidated Total	$621,368	$ 30,213	$1,384,563

2003 Six Months
Underground Mining Machinery	$307,653	$ 11,624	$ 647,040
Surface Mining Equipment	230,396	6,281	498,589

Total operations	538,049	17,905	1,145,629
Corporate	--	(10,134)	157,076

Consolidated Total	$538,049	$ 7,771	$1,302,705

13.      Recent Accounting Pronouncements

In December 2003, Medicare benefits were expanded, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. We anticipate that the benefits we pay after 2006 will be lower as a result of the new Medicare provisions. The reported retiree medical obligations and costs do not reflect the impact of this legislation. Deferring the recognition of the new Medicare provisions' impact is permitted by Financial Accounting Standards Board Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” because of uncertainty about the effects of some of the new Medicare provisions and a lack of authoritative accounting guidance on the matters. The final accounting guidance could require changes to previously reported information.

14.      Subsidiary Guarantors

The following tables present condensed consolidated financial information for the three and six months ended May 1, 2004 and May 3, 2003 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Subordinated Note Indentures, which include substantially all of our domestic subsidiaries (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors

Condensed Consolidated
Statement of Operations
Three Months Ended May 1, 2004
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ --	$ 205,836	$ 191,941	$(60,095)	$ 337,682
Cost of sales	--	147,848	151,248	(52,527)	246,569
Product development, selling
and administrative expenses	6,408	38,427	24,610	--	69,445
Restructuring charges	--	68	1	--	69
Other (income) expense	--	(686)	(201)	--	(887)

Operating income (loss)	(6,408)	20,179	16,283	(7,568)	22,486
Intercompany items	4,756	(560)	(12,239)	8,043	--
Interest income (expense), net	(5,341)	(71)	1,052	--	(4,360)

Income (loss) before reorganization items	(6,993)	19,548	5,096	475	18,126
Reorganization items - income (expense)	2,264	--	--	--	2,264

Income (loss) before income taxes	(4,729)	19,548	5,096	475	20,390
Provision (benefit) for income taxes	(8,212)	6,707	3,055	--	1,550
Equity in income (loss) of subsidiaries	15,357	1,657	910	(17,924)	--

Net income (loss)	$ 18,840	$ 14,498	$ 2,951	$(17,449)	$ 18,840

Condensed Consolidated
Statement of Operations
Three Months Ended May 3, 2003
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ --	$ 201,979	$ 173,901	$(76,992)	$ 298,888
Cost of sales	--	157,627	136,696	(67,367)	226,956
Product development, selling
and administrative expenses	5,174	36,857	18,081	--	60,112
Restructuring charges	--	991	--	--	991
Other (income) expense	21	(118)	(127)	--	(224)

Operating income (loss)	(5,195)	6,622	19,251	(9,625)	11,053
Intercompany items	(906)	3,651	(12,239)	9,494	--
Interest income (expense), net	(5,939)	(224)	603	--	(5,560)

Income (loss) before reorganization items	(12,040)	10,049	7,615	(131)	5,493
Reorganization items- income (expense)	(137)	41	--	--	(96)

Income (loss) before income taxes	(12,177)	10,090	7,615	(131)	5,397
Provision (benefit) for income taxes	(5,750)	4,743	4,007	--	3,000
Equity in income (loss) of subsidiaries	8,824	10,721	883	(20,428)	--

Net income (loss)	$ 2,397	$ 16,068	$ 4,491	$(20,559)	$ 2,397

Condensed Consolidated
Statement of Operations
Six Months Ended May 1, 2004
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ --	$ 368,979	$ 359,409	$(107,020)	$ 621,368
Cost of sales	--	275,158	277,922	(92,620)	460,460
Product development, selling
and administrative expenses	13,097	72,419	46,672	--	132,188
Restructuring charges	--	295	207	--	502
Other (income) expense	(70)	(1,337)	(588)	--	(1,995)

Operating income (loss)	(13,027)	22,444	35,196	(14,400)	30,213
Intercompany items	7,139	1,109	(22,536)	14,288	--
Interest income (expense), net	(12,354)	(159)	2,479	--	(10,034)

Income (loss) before reorganization items	(18,242)	23,394	15,139	(112)	20,179
Reorganization items - income (expense)	1,649	--	--	--	1,649

Income (loss) before income taxes	(16,593)	23,394	15,139	(112)	21,828
Provision (benefit) for income taxes	(11,890)	9,179	4,761	--	2,050
Equity in income (loss) of subsidiaries	24,481	18,810	1,826	(45,117)	--

Net income (loss)	$ 19,778	$ 33,025	$ 12,204	$(45,229)	$ 19,778

Condensed Consolidated
Statement of Operations
Six Months Ended May 3, 2003
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ --	$ 345,716	$ 313,712	$(121,379)	$ 538,049
Cost of sales	--	271,616	247,070	(105,694)	412,992
Product development, selling
and administrative expenses	8,714	72,955	34,039	--	115,708
Restructuring charges	--	2,168	--	--	2,168
Other (income) expense	--	(509)	(81)	--	(590)

Operating income (loss)	(8,714)	(514)	32,684	(15,685)	7,771
Intercompany items	5,533	(248)	(21,675)	16,390	--
Interest income (expense), net	(11,891)	(530)	916	--	(11,505)

Income (loss) before reorganization items	(15,072)	(1,292)	11,925	705	(3,734)
Reorganization items - income (expense)	(137)	41	--	--	(96)

Income (loss) before income taxes	(15,209)	(1,251)	11,925	705	(3,830)
Provision (benefit) for income taxes	(8,024)	1,822	5,502	--	(700)
Equity in income (loss) of subsidiaries	4,055	19,501	1,760	(25,316)	--

Net income (loss)	$(3,130)	$ 16,428	$ 8,183	$(24,611)	$ (3,130)

Condensed Consolidated
Balance Sheet
May 1, 2004
(In thousands

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$ 167,454	$ 577	$ 40,626	$ --	$ 208,657
Accounts receivable-net	--	86,254	123,443	(156)	209,541
Inventories	--	248,712	205,857	(34,086)	420,483
Other current assets	29,739	3,736	12,217	155	45,847

Total current assets	197,193	339,279	382,143	(34,087)	884,528
Property, plant and equipment-net	379	138,592	73,746	--	212,717
Intangible assets-net	--	74,270	--	--	74,270
Investment in affiliates	1,115,056	615,437	55,695	(1,786,188)	--
Intercompany accounts receivable-net	(453,103)	513,235	(108,010)	47,878	--
Deferred income taxes	145,652	--	--	--	145,652
Other assets	10,231	7,181	49,984	--	67,396

Total assets	$ 1,015,408	$1,687,994	$ 453,558	$(1,772,397)	$1,384,563

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$ --	$ 390	$ 12,787	$ --	$ 13,177
Trade accounts payable	96	47,783	51,897	--	99,776
Income taxes payable	(9,504)	2,311	27,937	--	20,744
Other accrued liabilities	42,042	117,553	105,835	(16,939)	248,491

Total current liabilities	32,634	168,037	198,456	(16,939)	382,188
Long-term obligations	200,000	--	2,436	--	202,436
Other non-current liabilities	366,911	13,092	4,073	--	384,076
Shareholders' equity	415,863	1,506,865	248,593	(1,755,458)	415,863

Total liabilities and shareholders' equity	$ 1,015,408	$1,687,994	$ 453,558	$(1,772,397)	$1,384,563

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

Condensed Consolidated
Statement of Cash Flow
Six Months Ended May 1, 2004
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operations	$ 83,459	$(13,228)	$(44,005)	$ 26,226
Investing Activities:
Property, plant and equipment acquired	--	(1,506)	(4,208)	(5,714)
Proceeds from sale of property, plant and equipment	--	598	726	1,324
Other - net	3,639	(1,250)	2,396	4,785

Net cash provided (used) by investing activities	3,639	(2,158)	(1,086)	395

Financing Activities:
Exercise of stock options	29,832	--	--	29,832
Dividends paid	(6,316)	--	--	(6,316)
Credit Agreement financing fees	(1,000)	--	--	(1,000)
Issuance (repayment) of long-term obligations	--	(259)	(502)	(761)
Increase (decrease) in short-term notes payable- net	--	--	9,230	9,230

Net cash provided (used) by financing activities	22,516	(259)	8,728	30,985

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	--	--	2,546	2,546

Increase (Decrease) in Cash and Cash Equivalents	109,614	(15,645)	(33,817)	60,152
Cash and Cash Equivalents at Beginning of Period	57,840	16,222	74,443	148,505

Cash and Cash Equivalents at End of Period	$ 167,454	$ 577	$ 40,626	$ 208,657

Condensed Consolidated
Statement of Cash Flow
Six Months Ended May 3, 2003
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$ 16,028	$ 20,415	$ 5,368	$ 41,811
Investing activities:
Property, plant and equipment acquired	--	(5,272)	(3,214)	(8,486)
Proceeds from sale of property, plant and equipment	--	222	757	979
Purchase of equity interest in subsidiary	--	(12,316)	--	(12,316)
Other, net	3,500	(1,943)	1,106	2,663

Net cash provided (used) by investing activities	3,500	(19,309)	(1,351)	(17,160)

Financing activities:
Borrowings under Credit Agreement	--	--	--	--
Financing fees	(250)	--	--	(250)
Issuance of 8.75% Senior Subordinated Notes	--	--	--	--
Redemption of 10.75% Senior Notes	--	--	--	--
Payment of Term Note	--	--	--	--
Net issuance (payments) of long-term obligations	--	(464)	310	(154)
Increase (decrease) in short-term notes payable, net	--	4	1,217	1,221

Net cash provided (used) by financing activities	(250)	(460)	1,527	817

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	--	--	7,100	7,100

Increase in Cash and Cash Equivalents	19,278	646	12,644	32,568
Cash and Cash Equivalents at Beginning of Period	33,803	868	36,235	70,906

Cash and Cash Equivalents at End of Period	$ 53,081	$ 1,514	$ 48,879	$ 103,474

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those risks, uncertainties and assumptions described in Item 5 — Other Information – Forward-Looking Statements and Cautionary Factors in Part II of this report.

        The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Item 1 – Financial Statements in Part I of this report.

Overview

        Joy Global Inc. is a worldwide leader in high-productivity mining solutions. Joy Global Inc. manufactures, markets and distributes original equipment and aftermarket parts and services both the underground and aboveground mining industries through two business segments, Joy Mining Machinery and P&H Mining Equipment.

         The recovery in commodity markets that benefited first quarter results continued during the second quarter. Demand for coal, copper and iron ore continued to be strong, coal stockpiles and copper inventories continued to shrink, and prices remained firm. Much of the strength in commodity markets has been driven by consumption in China, although demand continued to increase in the United States and other countries.

         Customer orders were very strong in the second quarter of fiscal 2004, with substantial increases over the levels of the second quarter of fiscal 2003. Original equipment orders from domestic coal customers were particularly strong. In addition, both segments experienced increases in aftermarket orders.

        Revenues for the quarter were up as a result of continued strength in the aftermarket and the effect of foreign currency translations. The strong incoming order rates of the last two quarters are expected to be reflected in higher revenues in future quarters. Gross margins improved during the second quarter as a result of higher operating levels and the benefits of cost savings initiatives. Earnings also benefited from the effects of foreign currency translations and the reversal of a tax accrual.

        The Company also continued to generate cash during the second quarter, particularly from customer advance deposits. Total debt net of cash was reduced to less than $10 million at the end of the quarter.

Results of Operations

Three Months Ended May 1, 2004 Compared to Three Months Ended May 3, 2003

      Net Sales

        The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Operations:

	Three Months Ended
Net Sales (In thousands)	May 1, 2004	May 3, 2003	Change
Underground Mining Machinery	$199,479	$177,168	$22,311
Surface Mining Equipment	138,203	121,720	16,483

	$337,682	$298,888	$38,794

         The increase in net sales for underground mining machinery in the second quarter was largely the result of foreign currency translation benefits from aftermarket products and for original equipment sales outside the United States. Aftermarket sales increased in the United States and remained substantially flat outside of the U.S. after eliminating the currency translation benefits. Increased coal activity in the U.S. benefited aftermarket sales. Original equipment sales included a significant shipment of armored face conveyors into China. However, this increase was offset by roof support shipments in the prior year’s quarter which were not repeated in the current quarter.

         The increase in original equipment sales for surface mining equipment was primarily due to the copper markets. An increase of a percentage-of-completion sale of a dragline in Australia and an increase in original equipment sales in both Australia and South America contributed to the overall increase. Original equipment sales to Canada during the quarter were lower due primarily to sales during the prior year’s quarter of equipment sold into the iron ore and coal markets that were not repeated in the current quarter. The demand for copper, iron ore, and oil sands favorably impacted aftermarket parts and service sales. Our South American, Southern United States and South Africa regions all experienced increases in aftermarket product and service sales, principally due to the increase in demand for copper. Our Australian region experienced an increase in service sales associated with the dragline erection. Service revenues in Canada were lower due to multiple rebuilds performed last year not being repeated this year.

      Operating Income

        The following table sets forth the operating income included in our Condensed Consolidated Statement of Operations:

	Three Months Ended
In thousands	May 1, 2004	May 3, 2003	Change
Operating income:
Underground Mining Machinery	$16,874	$11,659	$5,215
Surface Mining Equipment	12,072	5,216	6,856
Corporate Expense	(6,460)	(5,822)	(638)

Total	$22,486	$11,053	$11,433

        The improvement in operating income for underground mining machinery resulted from higher sales volumes, a favorable impact of manufacturing overhead absorption, benefits from our strategic sourcing initiatives, and cost savings from our restructurings in the United States and United Kingdom. These items were partially offset by increases in pension expense and medical costs in the United States and United Kingdom, increased legal expenses and our performance based compensation accrual.

         The improvement in operating income for surface mining equipment was due to the increase in sales volume of new machines and aftermarket products and services, improved manufacturing absorption, continued cost controls and the sales mix of proprietary parts versus non-proprietary parts. These improvements were offset slightly by an increase in our performance based bonus accrual.

        The increase in corporate expenses relates primarily to an increase in the accrual associated with the Company’s performance based bonus plan.

      Product Development, Selling and Administrative Expense

        Product development, selling and administrative expense totaled $69.4 million, or 20.6% of sales, in the second quarter of fiscal 2004, as compared to $60.1 million, or 20.1% of sales, in the second quarter of fiscal 2003. The increase was attributable to higher sales expenses related to increased business activity during the quarter, higher pension and performance based compensation costs quarter over quarter and the foreign exchange impact on expenses. Offsetting these increases was lower amortization expense associated with adjustments to deferred tax assets that reduced intangible assets at the end of fiscal 2003 and the elimination of prior year restructuring charges and the benefits in fiscal 2004 from those restructuring charges.

      Provision for Income Taxes

        Income tax expense for the second quarter of fiscal 2004 decreased to $1.6 million as compared to $3.0 million in the second quarter of fiscal 2003. On a consolidated basis, these income tax provisions represented effective income tax rates for the second quarters of fiscal 2004 and 2003 of 8% and 56%, respectively. The main drivers impacting the income tax provisions were changes in the year over year global mix of earnings and the ability in fiscal 2004 to recognize certain Australian tax losses due to the restructuring of our Australian subsidiaries that occurred in the latter part of fiscal 2003. Additionally, the second quarter of fiscal 2004 was also impacted by the reversal of approximately $6.3 million of deferred income tax liabilities previously recorded in the fourth quarter of fiscal 2003 on certain unappropriated earnings of a foreign subsidiary. Upon the completion of a corporate restructuring during the second quarter, the deferred income tax liability was deemed no longer required and was reversed, with the resulting income tax benefit recognized as a discreet item in the second quarter. Excluding the impact of this deferred tax reversal, the consolidated effective rate for the second quarter of fiscal 2004 would have been approximately 38%.

        Cash taxes paid for the second quarter of fiscal 2004 were $8.8 million compared to $7.7 million in the second quarter of fiscal 2003. This increase is attributable to the timing of estimated taxes due by the Companies non-domestic affiliates during the quarter offset in part by savings from our restructuring of our Australian subsidiaries completed in the latter part of fiscal 2003.

Six Months Ended May 1, 2004 Compared to Six Months Ended May 3, 2004

      Net Sales

        The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Operations:

	Six Months Ended
Net Sales (In thousands)	May 1, 2004	May 3, 2003	Change
Underground Mining Machinery	$354,495	$307,653	$46,842
Surface Mining Equipment	266,873	230,396	36,477

	$621,368	$538,049	$83,319

         The increase in net sales for underground mining machinery in the first six months was the result of increased shipments of both original equipment and aftermarket products and foreign currency translation benefits. Markets for both the original equipment and aftermarket products continued to reflect the increased demand that began in the first quarter. Increased shipments of roof supports, armored face conveyors and longwall shearers worldwide more than offset a decrease in continuous miner sales in Australia. We also showed increases in continuous miners in South Africa and armored face conveyors into China during the first six months of fiscal 2004. An increase in continuous miners shipments in the United States was offset by lower sales of roof supports. The increase in original equipment sales reflects improvements we are seeing in coal markets, particularly in the United States. Aftermarket sales remained strong in the United States and were substantially flat outside of the U.S. after eliminating currency translation benefits. Increased coal activity in the U.S. benefited aftermarket sales.

         The increase in our original equipment sales for surface mining equipment was primarily due to an increase of a percentage-of-completion sale of a dragline in Australia and the increased demand for electric mining shovels in South America. The demand for copper significantly impacted aftermarket parts and service sales. Our South American and South African regions had significant increases in aftermarket product and service sales. Aftermarket service sales increased in Australia due to the erection of the dragline.

      Operating Income

        The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Operations:

	Six Months Ended
In thousands	May 1, 2004	May 3, 2003	Change
Operating income:
Underground Mining Machinery	$24,442	$11,624	$12,818
Surface Mining Equipment	18,959	6,281	12,678
Corporate Expense	(13,188)	(10,134)	(3,054)

Total	$30,213	$7,771	$22,442

         The improvement in operating income for underground mining machinery resulted from higher sales volumes, favorable foreign currency rate conversion, a favorable impact of manufacturing overhead absorption associated with the increase in original equipment production, benefits from our strategic sourcing initiatives, and cost savings from our restructuring in the United States and United Kingdom. These improvements were partially offset by increases in pension expense and medical costs in the United States and United Kingdom and an increase in the accrual for the performance based compensation plan.

        The improvement in operating income for surface mining equipment was due to the increase in sales volume of new machines and aftermarket products and services in South America, Australia and South Africa, favorable manufacturing overhead absorption, continued cost controls, and a decrease in restructuring charges. These favorable improvements were slightly offset by unfavorable purchase price variances associated with high steel costs and surcharges.

        The increase in corporate expenses relates primarily to an increase in the accrual associated with the Company’s performance based bonus plan.

      Product Development, Selling and Administrative Expense

        Product development, selling and administrative expense totaled $132.2 million, or 21.1% of sales, for the six months ended May 1, 2004, as compared to $115.7 million, or 21.5% of sales, for the six months ended May 3, 2003. While a lower percentage of total sales, the increase in product development, selling and administrative expense was attributable to higher sales expenses related to increased business activity during the quarter, higher pension and performance based compensation costs year over year, and the foreign exchange impact on expenses. Offsetting these increases were lower amortization expenses associated with adjustments to deferred tax assets that reduced intangible assets at the end of fiscal 2003.

      Provision for Income Taxes

        Income tax expense for the 2004 Six Months increased to $2.1 million as compared to a $0.7 million income tax benefit for the 2003 Six Months. On a consolidated basis, these income tax provisions represented effective income tax rates for the 2004 Six Months and 2003 Six Months of 9% and 18%, respectively. The income tax provisions were changes in the year over year global mix of earnings and the ability in fiscal 2004 to recognize certain Australian tax losses due to the restructuring of our Australian subsidiaries that occurred in the latter part of fiscal 2003. Additionally, the second quarter of fiscal 2004 was also impacted by the reversal of approximately $6.3 million of deferred income tax liabilities previously recorded on certain unappropriated earnings of a foreign subsidiary. Upon the completion of a corporate restructuring during the second quarter, the deferred income tax liability was no longer required and was reversed and recognized as a discreet item in the second quarter. Excluding the impact of this deferred tax reversal, the consolidated effective rate for the 2004 Six Months would have been approximately 38%.

        Cash taxes paid for the 2004 Six Months were $8.7 million compared to $12.5 million paid for the 2003 Six Months. This decrease in cash taxes paid was primarily due to the restructuring of our Australian subsidiaries in the latter part of fiscal 2003 and reduced payments required by foreign affiliates related to prior year estimated taxes. Additionally, cash taxes previously reported for the first quarter of fiscal 2004 were reduced to reflect a reclassification of a $2.1 million refund received by a non-domestic foreign affiliate.

      Bookings and Backlog

        Bookings continue their trend upward in both original equipment and aftermarket products and services. During the fiscal 2004 second quarter and year to date, the Company received $504.1 million and $878.3 million, respectively, of new orders compared to new order bookings of $311.8 million and $588.2 million for the fiscal 2003 second quarter and year to date, respectively. Both the underground and surface mining businesses had increases in new orders compared to a year ago. In addition, both the original equipment and aftermarket products of both businesses had more new order bookings during the current quarter and year to date period than they did a year ago. Both bookings and backlog benefited slightly from sales translated from foreign currencies. Especially encouraging was the level of new orders received for electric mining shovels in all our markets and for continuous miners in the United States, China and South Africa.

        As a result of the strong level of new orders, backlog increased from $252.3 million at the beginning of fiscal 2004 to $509.2 million at the end of the second quarter.

Liquidity and Capital Resources

      Discussion of Cash Flows

        At the end of the second quarter, we had $208.7 million in cash and cash equivalents and working capital of $502.3 million as compared to $148.5 million in cash and cash equivalents and working capital of $450.9 million at the beginning of the fiscal year. Our net debt, or total debt net of $208.7 million of cash, at the end of the second quarter was $7.0 million compared to net debt of $59.2 million at the beginning of the fiscal year.

      Operating Activities

         Cash provided by operations during the fiscal 2004 six months was $26.2 million compared to cash provided by operations of $41.8 million in fiscal 2003 six months. The decrease in operating cash flow was primarily a result of an increase in inventory and accounts receivable associated with the increase in the level of business activity. These items were partially offset by the improved profitability in the first half of fiscal 2004.

      Investing Activities

         Investing activities during the fiscal 2004 six months provided $0.4 million compared to a use of cash of $17.2 million during the fiscal 2003 six months. The increase in cash provided by investing activities was primarily attributed to the purchase of equity interest in our Australian subsidiary for $12.3 million in fiscal 2003 and a $2.8 million decrease in our capital expenditures. We expect to fund capital expenditures in 2004 with operating cash flows and available cash.

      Financing Activities

        During the fiscal 2004 six months, cash provided by financing activities was $31.0 million compared to cash provided by financing activities of $0.8 million during the fiscal 2003 six months. The increase was due to $29.8 million received from the exercise of employee stock options and a $8.0 million increase in short-term notes offset by $6.3 million of dividends paid and additional financing fees from the amendment of the Credit Agreement.

      Credit Agreement

         During the first quarter of fiscal 2004, we announced the amendment and restatement of our revolving credit facility. The amendment extends the term of the facility by three years to October 15, 2008, provides flexibility in the financial covenants, improves the pricing “grid,” reduces the size of the facility from $250 million to $200 million, and lessens restrictions on cash dividends and restricted payments. The Credit Agreement was further amended during the second quarter to facilitate corporate restructurings.

         As of the end of the second quarter, we had $208.7 million in cash and cash equivalents and $136.4 million available for borrowings under the Credit Agreement. Based upon our current level of operations, we believe that cash on hand, cash flow from operations and available borrowings under the Credit Agreement, will be adequate to meet our anticipated future cash requirements. No cash contributions are required to be made to our U.S. pension plan in fiscal 2004. Cash contributions to U.S. pension plans are expected to be approximately $80 million unless we elect to prefund such plans in fiscal 2004.

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

      Disclosures about Contractual Obligations and Commercial Commitments

        The following table sets forth our contractual obligations and commercial commitments as of May 1, 2004:

Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Long-Term Debt	$200,266	$--	$--	$--	$200,266
Short-Term Notes Payable	12,085	12,085	--	--	--
Capital Lease Obligations	3,262	1,092	1,182	588	400
Operating Leases	19,481	8,240	7,019	2,312	1,910

Total	$235,094	$21,417	$8,201	$2,900	$202,576

Market Conditions and Outlook

        Market conditions in most of the commodity markets served by our customers remain robust. The U.S. coal market continues to strengthen in both coal pricing and demand. Higher spot coal pricing will over time be reflected in supply contracts with higher prices. Demand for coal is being positively affected by continued high natural gas prices, reduced imports of coal into the U.S. from South America, and increases in exports of metallurgical coal from the U.S. U.S. coal producers are increasing their production levels, and capital spending plans. The increase in production levels is primarily occurring in existing mine operations, which we believe is leading to the increasing demand for replacement equipment from us as operators drive for more production from the same reserves.

        The international coal markets continue to be strong with rising prices for both thermal and metallurgical coal. Capacity levels in shipping port facilities have placed shipping constraints in both South Africa and Australia, but overall the markets are strong. China continues to take the necessary steps in the long-term conversion of their underground coal industry to high productivity mining methods. Efforts by the Chinese banking regulators to reduce over-investment in areas such as steel and real estate, while encouraging investments in power plants, railroads, and coal should reduce the risk of capital availability, and be a positive contributor to this conversion. Joy Mining Machinery is engaged in a number of discussions with existing and new mining companies in China and anticipates receiving orders from certain of the new mining companies prior to the end of fiscal 2004. We continue to believe we will experience solid, long-term, double-digit growth in China, both for our underground mining machinery and our aftermarket parts and service activities.

        Markets served by P&H Mining Equipment in surface mining are strong across the board. Copper mining, the largest of these markets, continues to enjoy strong pricing despite some softening over the last month. Copper producers are increasing production at a number of mines, and are developing plans and ordering equipment for new mines. Positive trends also are continuing both in iron ore and the oil sands of Canada, additional important markets for P&H. Incoming order rates of electric mining shovels were strong again in the second quarter with the expansion of mining activities by our customers. Finally, we have entered into a new 5-year labor agreement in our Milwaukee manufacturing facility of P&H Mining Equipment.

        Several factors temper our outlook. We believe that the current increases in purchases for mining equipment and services will be influenced by our customers exercising discipline in increasing their production. As we increase our production to meet the increased demand for mining equipment, our challenge is to manage our working capital and the other aspects of our business so that we meet the needs of our customers while maximizing returns to shareholders. We will need to continue to control pension and health care costs. Our ability to grow revenues is constrained by the capacity of our plants, our ability to supplement that capacity with outside sources, and our success in securing critical supplies such as steel and copper. The positive effects we are seeing on our business as a result of higher customer production and capital spending levels could be offset by customer restraints on production and capital spending, increasing lead times at our facilities, and tightening steel supplies.

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

        We believe our accounting policies for revenue recognition, inventories, intangible assets, accrued warranties, pension and postretirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the year ended November 1, 2003 for a discussion of these policies. There were no material changes to these policies during the first half of fiscal 2004.

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

         Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended ("the Act")) were effective as the end of the second quarter, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Act.

        There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 3 – Legal Proceedings of Part I of our annual report on Form 10-K for the year ended November 1, 2003. The dispute between the Official Committee of Unsecured Creditors of Beloit Corporation and certain present and former officers of the Company and Beloit Corporation was resolved during the second quarter of fiscal 2004 when the Wisconsin Supreme Court ruled in favor of the defendants and dismissed the case. In the dispute between Sokolovskaya Investment Company (“SIC”) and Joy Mining Machinery Limited, SIC now seeks damages of between $89 million and $98 million.

Item 2.    Changes in Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

See Item 4 – Submission of Matters to a Vote of Security Holders of Part II of our quarterly report on Form 10-Q for the quarter ended January 31, 2004 for the results of the voting on director nominees at the annual meeting of stockholders held on February 24, 2004.

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

Our principal businesses involve designing, manufacturing, marketing and servicing large, complex machines. Significant periods of time are necessary to design and build these machines. Large amounts of capital must be devoted by our customers to purchase these machines and to finance the mines that use them. Our success in obtaining and managing a relatively small number of sales opportunities, including our success in securing payment for such sales and meeting the requirements of warranties and guarantees associated with such sales, can affect our financial performance. In addition, many mines are located in undeveloped or developing economies where business conditions are less predictable. In recent years, up to 52% of our total sales occurred outside the United States.

Additional factors that could cause actual results to differ materially from those contemplated include:

•	Factors affecting customers’ purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles, and production and consumption rates of coal, copper, iron, gold, oil and other ores and minerals; the cash flows of customers; the cost and availability of financing to customers and the ability of customers to obtain regulatory approval for investments in mining projects; consolidations among customers; the effects of rising energy costs on customer operations; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

•	Factors affecting our ability to capture available sales opportunities, including: customers’ perceptions of the quality and value of our products and services as compared to competitors’ products and services; customers’ perceptions of our financial health and stability as compared to our competitors; our ability to obtain adequate supplies of raw materials such as heavy plate and specialty steels; and the availability of manufacturing capacity at our factories.

•	Factors affecting our ability to successfully manage the sales we obtain, such as: the accuracy of our cost and time estimates; the adequacy of our cost and control systems; and our success in delivering products and completing service projects on time and within budget; our success in recruiting and retaining managers and key employees; wage stability and cooperative labor relations; plant capacity and utilization; increases in the costs and constraints on the supply of major purchased items such as steel can adversely affect profits and revenues; and whether acquisitions are assimilated and divestitures completed without notable surprises or unexpected difficulties.

•	Factors affecting general business levels, such as: political and economic turmoil in major markets such as the United States, Canada, Europe, Asia and the Pacific Rim, South Africa, Australia and Chile; environmental and trade regulations; and the stability and ease of exchange of currencies.

•	Factors affecting our general business, such as: unforeseen patent, tax, product, environmental, employee health and benefit, or contractual liabilities; nonrecurring restructuring and other special charges; changes in accounting or tax rules or regulations; reassessments of asset valuations for such assets as receivables, inventories, fixed assets and intangible assets; and leverage and debt service.

•	Various other factors beyond our control.

Item 6.    Exhibits and Reports on Form 8-K

a)     Exhibits:

10(a)

First Amendment to Second Amended and Restated Credit Agreement and Consent dated as of April 19, 2004 and entered into by and among Joy Global Inc., as Borrower, the lenders named therein, as Lenders, Deutsche Bank Trust Company America, as Agent, Heller Financial, Inc. and Fleet Capital Corporation, as Co-Syndication Agents, and CIT Group/Business Credit, as Documentation Agent

10(b)	Form of Non-Employee Director Restricted Stock Unit Award Agreement dated May 8, 2003

10(c)	Form of Non-Employee Director Restricted Stock Unit Award Agreement entered into as of February 24, 2004

10(d)	Form of Stock Option Agreement entered into as of January 21, 2004

10(e)

Form of Performance Unit Agreement entered into as of January 21, 2004 between Joy Global Inc. and James A. Chokey, John Nils Hanson, Mark E. Readinger, Donald C. Roof, Michael W. Sutherlin and Dennis R. Winkleman

10(f)

Form of Restricted Stock Unit Award Agreement entered into as of January 21, 2004 between Joy Global Inc. and James A. Chokey, John Nils Hanson, Mark E. Readinger, Donald C. Roof, Michael W. Sutherlin and Dennis R. Winkleman

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

(b)     Reports on Form 8-K

Form 8-K Report dated as of February 10, 2004 Item 5 & “Other Events”

Form 8-K Report dated as of February 24, 2004 Item 12 “Results of Operations and Financial Condition”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 28, 2004	JOY GLOBAL INC. (Registrant) /s/ Donald C. Roof Donald C. Roof Executive Vice President, Chief Financial Officer and Treasurer

Date May 28, 2004	/s/ Michael S. Olsen Michael S. Olsen Vice President and Controller and Chief Accounting Officer