Form 10-Q
period 2004-07-31
JOY GLOBAL INC
filed 2004-08-27
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED        July 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value	Outstanding at August 20, 2004 51,419,576 shares

JOY GLOBAL INC.
FORM 10-Q

July 31, 2004

PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	$381,920	$300,091	$1,003,288	$838,140
Costs and expenses:
Cost of sales	282,063	224,810	742,523	637,802
Product development, selling
and administrative expenses	70,575	59,776	202,763	175,484
Restructuring charges	102	1,044	604	3,212
Other income	(735)	(1,406)	(2,730)	(1,996)

Operating income	29,915	15,867	60,128	23,638
Interest expense, net	5,022	5,390	15,056	16,895
Loss on early retirement of debt	--	261	--	261

Income before reorganization items	24,893	10,216	45,072	6,482
Reorganization items - (income) expense	(737)	450	(2,386)	546

Income before income taxes	25,630	9,766	47,458	5,936
Provision for income taxes	9,375	3,225	11,425	2,525

Net income	$16,255	$6,541	$36,033	$3,411

Net income per share:
Basic	$0.31	$0.13	$0.70	$0.07

Diluted	$0.30	$0.13	$0.68	$0.07

Dividends per share	$0.075	$--	$0.20	$--

Weighted average shares outstanding:
Basic	52,400	50,229	51,844	50,229

Diluted	53,936	50,588	53,321	50,393

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	July 31, 2004	November 1, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$169,876	$148,505
Accounts receivable, net	227,726	193,882
Inventories, net	426,005	382,929
Other current assets	44,174	51,251

Total current assets	867,781	776,567
Property, plant and equipment, net	208,954	226,101
Intangible assets, net	73,573	77,709
Deferred income taxes	147,233	136,192
Other assets	67,063	70,160

Total assets	$1,364,604	$1,286,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$4,297	$4,767
Trade accounts payable	105,842	89,136
Income taxes payable	29,874	26,097
Other accrued liabilities	271,645	205,706

Total current liabilities	411,658	325,706
Long-term debt	202,601	202,912
Accrued pension costs	238,956	313,214
Other	73,164	74,624

Total liabilities	926,379	916,456

Shareholders' equity	438,225	370,273

Total liabilities and shareholders' equity	$1,364,604	$1,286,729

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	July 31, 2004	August 2, 2003
Cash flows from operating activities:
Net income	$36,033	$3,411
Non-cash items:
Depreciation and amortization	34,958	39,321
Amortization of financing fees	2,756	2,659
Loss on debt extinguishment	--	261
Increase (decrease) in deferred income taxes, net
of change in valuation allowance	(10,553)	(7,390)
Change in long-term accrued pension costs	11,289	934
Other, net	1,384	2,928
Contributions to U.S. qualified pension plans	(88,000)	(47,086)
Changes in Working Capital Items:
(Increase) decrease in restricted cash	--	253
(Increase) decrease in accounts receivable, net	(29,577)	10,081
(Increase) decrease in inventories	(36,678)	6,406
(Increase) decrease in other current assets	7,116	4,257
Increase (decrease) in trade accounts payable	14,157	5,862
Increase (decrease) in employee compensation and benefits	7,483	13,941
Increase (decrease) in advance payments and progress billings	44,641	28,129
Increase (decrease) in other accrued liabilities	6,215	(15,339)

Net cash provided by operating activities	1,224	48,628

Cash flows from investing activities:
Property, plant and equipment acquired	(10,976)	(17,368)
Proceeds from sale of property, plant and equipment	1,746	1,904
Purchase of equity interest in subsidiary	--	(12,316)
Other, net	5,015	2,814

Net cash used by investing activities	(4,215)	(24,966)

Cash flows from financing activities:
Exercise of stock options	33,356	34
Dividends paid	(10,147)	--
Repayment of long-term obligations	(1,047)	(12,962)
Financing fees	(1,000)	(250)
Increase in short-term notes payable	50	1,159

Net cash provided (used) by financing activities	21,212	(12,019)

Effect of exchange rate changes on cash and cash equivalents	3,150	7,887

Increase in Cash and Cash Equivalents	21,371	19,530
Cash and Cash Equivalents at Beginning of Period	148,505	70,906

Cash and Cash Equivalents at End of Period	$169,876	$90,436

See accompanying notes to condensed consolidated financial statements

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2004
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

These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended November 1, 2003. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of the financial statements in conformity with generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

3.       Borrowings and Credit Facilities

On January 23, 2004, we entered into a second amended and restated credit agreement (“Credit Agreement”) which consists of a $200 million revolving credit facilty maturing on October 15, 2008. Substantially all of our assets and our domestic subsidiaries’assets, other than real estate, are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (3.25% to 2.00%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) plus the applicable margin (2.25% to 1.00%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving credit facility. In 2002, we issued $200 million in 8.75% Senior Subordinated Notes due March 15, 2012.

Both the Credit Agreement and Senior Subordinated Note Indenture contain restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness, liens, asset sales, and capital expenditures. The covenants in the Senior Subordinated Note Indenture are generally less restrictive than the covenants in the Credit Agreement. Interest coverage, leverage and fixed charge coverage covenants in the Credit Agreement generally become more restrictive over the term of the agreement. At July 31, 2004, we were in compliance with financial covenants in the Credit Agreement and the Indenture.

At July 31, 2004, there were no outstanding borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $200 million credit limit, totaled $70.4 million. The amount available for borrowings under the Credit Agreement is also limited by a borrowing base calculation. At July 31, 2004, there was $129.6 million available for borrowings under the Credit Agreement.

4.      Shareholders’ Equity

We have 150,000,000 shares of authorized common stock, par value $1.00 per share, 50,000,000 of which will ultimately be distributed in connection with our July 12, 2001 (“Effective Date”) emergence from bankruptcy and are deemed outstanding for accounting purposes at the Effective Date. Under our Plan of Reorganization (“POR”), the 50,000,000 shares are being distributed to holders of allowed claims in the bankruptcy case. As of July 31, 2004, total distributions under the POR were 48,766,577 shares. The remaining 1,233,423 shares are held in a disputed claims equity reserve and will be distributed in accordance with the POR as the two remaining bankruptcy related claims are finally resolved.

Our stock incentive plan authorizes the grant of up to 8,056,000 stock options, performance units, restricted stock units and other stock-based awards to officers, employees and directors. As of July 31, 2004, stock option grants aggregating approximately 5.1 million shares of common stock had been made to approximately 250 individuals. Options to purchase 15,000 shares have also been granted to each of our six outside directors. On February 25, 2003, and February 24, 2004, restricted stock unit grants of 5,582 and 2,159, respectively, were made to each of our six outside directors. These restricted stock units vest one year after the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered one year after the director’s service on the board terminates. On January 21, 2004, grants of 47,465 restricted stock units were made to certain executive officers and key employees. These restricted stock units vest over a five-year period with one-third vesting on the third, fourth and fifth anniversaries of the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered to the individual as the units vest. Individuals are credited with additional units to reflect cash dividends paid on the underlying common stock. In the event of a change in control, the units will be paid out in cash based on the market price of the common stock as of the date of the change in control.

The 2001, 2003 and 2004 Performance Unit Award Programs under our stock incentive plan provide long-term incentive compensation opportunities to certain senior executives. Up to approximately 818,000 shares of common stock may be earned by the senior executives under the 2001, 2003 and 2004 Performance Unit Award Programs if, at the end of a three and one quarter year award cycle, for the 2001 Performance Unit Awards, or at the end of a three year award cycle, for the 2003 and 2004 Performance Unit Awards, cumulative net cash flow, as defined in the performance award agreements, exceeds certain threshold amounts. Each performance unit represents the right to earn one share of common stock. Awards can range from 0% to 150% of the target award opportunities and may be paid out in stock, cash or a combination of stock and cash. In the event of a change in control, the performance units are paid out in cash based on the greater of actual performance or target award.

As of July 31, 2004, awards under the stock incentive plan, were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
In thousands except per share data	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income, as reported	$16,255	$6,541	$36,033	$3,411
Add:
Compensation expense included
in reported net income, net of
related tax effect	2,170	481	4,405	1,424
Deduct:
Compensation expense determined
under SFAS No. 123, net of related taxes	(2,835)	(1,979)	(7,964)	(6,621)

Pro forma net income (loss)	$15,590	$5,043	$32,474	$(1,786)

Net income (loss) per share
As reported
Basic	$0.31	$0.13	$0.70	$0.07

Diluted	$0.30	$0.13	$0.68	$0.07

Pro forma
Basic	$0.30	$0.10	$0.63	$(0.04)

Diluted	$0.29	$0.10	$0.61	$(0.04)

Separate Statements of Shareholders’ Equity are not required to be presented for interim periods. However, comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
In thousands	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income	$ 16,255	$ 6,541	$ 36,033	$ 3,411
Comprehensive income:
Translation adjustments	5,073	3,055	1,270	20,237
Derivative fair value adjustments	364	(157)	(240)	289

Total comprehensive income	$ 21,692	$ 9,439	$ 37,063	$ 23,937

5.      Basic and Diluted Net Income (Loss) Per Share

Basic net income per share is computed based on the weighted-average number of ordinary shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares outstanding during each period, plus dilutive potential ordinary shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.”

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
In thousands except per share data	July 31, 2004	August 2, 2003	July 31, 2003	August 2, 2002
Numerator:
Net income	$16,255	$6,541	$36,033	$3,411
Denominator:
Denominator for basic net income per share -
Weighted average shares	52,400	50,229	51,844	50,229
Effect of dilutive securities:
Stock options, restricted stock and
performance units	1,536	359	1,477	164

Denominator for diluted net income per share -
Adjusted weighted average shares and
assumed conversions	53,936	50,588	53,321	50,393

Basic net income per share	$0.31	$0.13	$0.70	$0.07

Diluted net income per share	$0.30	$0.13	$0.68	$0.07

6.      Contingent Liabilities:

We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including asbestos-related liability), employment and commercial matters. Also, as a normal part of their operations, our subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

John G. Kling, purportedly on his own behalf and “in a representative capacity for the Harnischfeger Industries Employees’ Savings Plan,” filed suit in the United States District Court for the District of Massachusetts on November 9, 2001, against the Company and certain of our present and former employees, officers and directors. This action seeks damages in an unspecified amount based on, among other things, allegations that the members of our Pension Investment Committee, the Pension Committee of the Board of Directors, and Fidelity Management Trust Company failed to properly discharge their fiduciary obligations under ERISA with respect to the “Harnischfeger Common Stock Fund” in the Harnischfeger Industries Employees’ Savings Plan. On May 24, 2004, the court granted our motion to dismiss the Company plan and Board committee and denied our motion to dismiss the Company and our former directors from this action.

The General Organization for Industrial and Mining Projects (“IMC”), an agency of the government of Egypt commenced legal proceedings in Egypt in late 2002 against Joy Mining Machinery Limited (“Joy MM”), one of our subsidiaries located in the United Kingdom, to resolve certain disputes arising under an agreement entered into in 1998 between Joy MM and IMC relating to underground mining equipment for the Abu Tartur project in Egypt. IMC may seek wrongfully to draw on approximately $15 million in bank guarantees established for the benefit of IMC in connection with the agreement. On August 6, 2004, The International Centre for Settlement of Investment Disputes declined to accept jurisdiction of arbitration proceedings initiated by Joy MM against IMC. The Company is considering its options in this matter.

By notice dated May 16, 2003, Sokolovskaya Investment Company (“SIC”), a mining company in Russia, filed a request for arbitration with the ICC International Court of Arbitration against Joy MM to recover damages alleged to have arisen out of contracts entered into by Joy MM and SIC in 1995 and 1996 for the supply of underground mining equipment and related services. SIC seeks damages for loss of profit, delay, repairs, loss of use and other consequential damages of between $74 million and $83 million. An arbitration panel has been selected and proceedings before it have commenced.

At July 31, 2004, we were contingently liable to banks, financial institutions and others for approximately $92.8 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $92.8 million, approximately $6.2 million was issued at our request on behalf of Beloit Corporation. At July 31, 2004, there were $2.6 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of July 31, 2004, the nominal or face value of forward foreign exchange contracts to which we are a party, in absolute U.S. dollar equivalent terms, was $137.8 million.

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

7.       Inventories, net

Consolidated inventories, net consisted of the following:

In thousands	July 31, 2004	November 1, 2003

Finished goods	$233,416	$226,758
Work in process and purchased parts	164,765	131,512
Raw materials	27,824	24,659

	$426,005	$382,929

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

	Three Months Ended		Nine Months Ended
In thousands	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Balance, beginning of period	$ 31,132	$ 33,734	$ 30,443	$ 33,904
Accrual for warranty expensed during
the period	5,113	4,719	14,678	12,655
Settlements made during the period	(5,022)	(5,563)	(13,503)	(12,986)
Change in liability for pre-existing warranties
during the period, including expirations	(304)	(1,083)	(1,078)	(2,079)
Effect of foreign currency translation	551	382	930	695

Balance, end of period	$ 31,470	$ 32,189	$ 31,470	$ 32,189

9.      Restructuring Charges

Costs associated with restructuring activities other than those activities covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or that involve an entity newly acquired in a business combination, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Costs associated with such activities are recorded as restructuring costs in the consolidated statements of income when the liability is incurred.

During 2003, we began implementing a manufacturing capacity rationalization at our P&H Mining Equipment Milwaukee location that reduced factory space by 350,000 square feet and resulted in a facility that is more efficient. The rationalization should be completed in 2004 and is expected to result in savings greater than the cash costs to implement. The total expected costs for this rationalization are estimated at $2.8 million.

During 2003, Joy Mining Machinery began implementing a manufacturing capacity rationalization plan for North America. Total costs for the Joy North American manufacturing capacity rationalization are estimated at $3.9 million. Included in this amount is $2.3 million for one-time termination benefits for an estimated 132 employees, $0.7 million for abandoned assets, and $0.9 million for other associated costs. Also during 2003, Joy Mining Machinery began implementing a manufacturing capacity rationalization plan for the United Kingdom and Australia. The total costs for the United Kingdom manufacturing capacity rationalization are estimated at $1.6 million, almost entirely for one-time termination benefits for 26 employees. The total costs for the Australian manufacturing capacity rationalization are estimated at $0.2 million, almost entirely for one-time termination benefits for 27 employees.

Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 144 and SFAS No.146.

In thousands	One-time Termination Benefits	Abandoned Assets	Other Associated Costs	Total Charges

Three Months ended July 31, 2004
P&H Mining Equipment	$--	$--	$15	$15
Joy Mining Machinery	--	--	87	87

	$--	$--	$102	$102

Nine Months ended July 31, 2004
P&H Mining Equipment	$--	$--	$232	$232
Joy Mining Machinery	200	--	172	372

	$200	$--	$404	$604

Cummulative total to date
P&H Mining Equipment	$--	$1,154	$844	$1,998
Joy Mining Machinery	3,584	715	1,222	5,521

	$3,584	$1,869	$2,066	$7,519

10.      Reorganization Items

Reorganization items include income, expense and loss that were realized or incurred as a result of our reorganization under Chapter 11 of the Bankruptcy Code. For the nine months ended July 31, 2004, the $2.4 million of reorganization income represented a cash settlement with the Beloit Liquidating Trust and the elimination of bankruptcy related liabilities offset by post emergence professional fees.

11.      Pension and Postretirement

The components of net periodic benefit costs recognized are as follows:

	U.S. Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
In thousands	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Service cost	$ 1,667	$ 1,968	$ 29	$ 35
Interest cost	9,338	9,474	632	937
Expected return on assets	(11,369)	(9,363)	--	--
Amortization of:
Prior service cost	113	113	--	--
Actuarial (gain) loss	1,529	(4)	(54)	(6)

Net periodic benefit cost	$ 1,278	$ 2,188	$ 607	$ 966

	U.S. Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
In thousands	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Service cost	$ 7,802	$ 7,189	$ 112	$ 106
Interest cost	30,947	30,887	2,357	2,811
Expected return on assets	(31,275)	(28,601)	--	--
Amortization of:
Prior service cost	294	293	--	--
Actuarial loss	4,794	207	145	193

Net periodic benefit cost	$ 12,562	$ 9,975	$2,614	$3,110

On July 14, 2004, we voluntarily contributed $88.0 million to our U.S. qualified pension plan.

12.       Segment Information

At July 31, 2004, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income (expense) or provision (benefit) for income taxes. There are no significant intersegment sales. Segment total assets are those used in our operations in each segment. Corporate assets consist primarily of cash and cash equivalents, deferred financing costs and deferred income taxes.

In thousands	Net Sales	Operating Income (Loss)	Total Assets
2004 Third Quarter
Underground Mining Machinery	$225,144	$25,004	$606,645
Surface Mining Equipment	156,776	13,998	430,693

Total operations	381,920	39,002	1,037,338
Corporate	--	(9,087)	327,266

Consolidated Total	$381,920	$29,915	$1,364,604

2003 Third Quarter
Underground Mining Machinery	$166,050	$12,201	$657,882
Surface Mining Equipment	134,041	9,003	483,179

Total operations	300,091	21,204	1,141,061
Corporate	--	(5,337)	131,246

Consolidated Total	$300,091	$15,867	$1,272,307

2004 Nine Months
Underground Mining Machinery	$579,639	$49,446	$606,645
Surface Mining Equipment	423,649	32,957	430,693

Total operations	1,003,288	82,403	1,037,338
Corporate	--	(22,275)	327,266

Consolidated Total	$1,003,288	$60,128	$1,364,604

2003 Nine Months
Underground Mining Machinery	$473,703	$23,825	$657,882
Surface Mining Equipment	364,437	15,284	483,179

Total operations	838,140	39,109	1,141,061
Corporate	--	(15,471)	131,246

Consolidated Total	$838,140	$23,638	$1,272,307

13.      Recent Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans. In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” We are a sponsor of postretirement health care plans that provide prescription drug benefits. In accordance with this FSP, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plans. FSP-106-2 became effective during the third quarter of 2004. We are currently evaluating the impact of this FSP on our consolidated financial statements.

14.      Subsidiary Guarantors

The following tables present condensed consolidated financial information for the three and nine months ended July 31, 2004 and August 2, 2003 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Subordinated Note Indentures, which include substantially all of our domestic subsidiaries (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors

Condensed Consolidated
Statement of Income
Three Months Ended July 31, 2004
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$--	$223,818	$230,207	$(72,105)	$381,920
Cost of sales	--	163,616	181,582	(63,135)	282,063
Product development, selling
and administrative expenses	9,026	35,557	25,992	--	70,575
Restructuring charges	--	15	87	--	102
Other (income) expense	--	(844)	109	--	(735)

Operating income (loss)	(9,026)	25,474	22,437	(8,970)	29,915
Intercompany items	(1,174)	(1,152)	13,744	(11,418)	--
Interest (income) expense, net	5,015	41	(34)	--	5,022

Income (loss) before reorganization items	(12,867)	26,585	8,727	2,448	24,893
Reorganization items - (income) expense	(737)	--	--	--	(737)

Income (loss) before income taxes	(12,130)	26,585	8,727	2,448	25,630
Provision (benefit) for income taxes	338	5,070	3,967	--	9,375
Equity in (income) loss of subsidiaries	(28,723)	(14,404)	(909)	44,036	--

Net income (loss)	$16,255	$35,919	$5,669	$(41,588)	$16,255

Condensed Consolidated
Statement of Income
Three Months Ended August 2, 2003
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$--	$191,523	$166,621	$(58,053)	$300,091
Cost of sales	--	145,830	128,984	(50,004)	224,810
Product development, selling
and administrative expenses	4,624	36,286	19,116	(250)	59,776
Restructuring charges	--	1,044	--	--	1,044
Other (income) expense	--	(574)	(832)	--	(1,406)

Operating income (loss)	(4,624)	8,937	19,353	(7,799)	15,867
Intercompany items	(2,293)	(5,698)	14,717	(6,726)	--
Interest (income) expense, net	5,967	352	(929)	--	5,390
Loss on early retirement of debt	--	261	--	--	261

Income (loss) before reorganization items	(8,298)	14,022	5,565	(1,073)	10,216
Reorganization items - (income) expense	450	--	--	--	450

Income (loss) before income taxes	(8,748)	14,022	5,565	(1,073)	9,766
Provision (benefit) for income taxes	(1,824)	1,819	3,230	--	3,225
Equity in (income) loss of subsidiaries	(13,465)	(14,660)	(960)	29,085	--

Net income (loss)	$6,541	$26,863	$3,295	$(30,158)	6,541

Condensed Consolidated
Statement of Inomce
Nine Months Ended July 31, 2004
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$--	$592,797	$589,616	$(179,125)	$1,003,288
Cost of sales	--	438,774	459,504	(155,755)	742,523
Product development, selling
and administrative expenses	22,123	107,976	72,664	--	202,763
Restructuring charges	--	310	294	--	604
Other (income) expense	(70)	(2,181)	(479)	--	(2,730)

Operating income (loss)	(22,053)	47,918	57,633	(23,370)	60,128
Intercompany items	(8,313)	(2,261)	36,280	(25,706)	--
Interest (income) expense, net	17,369	200	(2,513)	--	15,056

Income (loss) before reorganization items	(31,109)	49,979	23,866	2,336	45,072
Reorganization items - (income) expense	(2,386)	--	--	--	(2,386)

Income (loss) before income taxes	(28,723)	49,979	23,866	2,336	47,458
Provision (benefit) for income taxes	(11,552)	14,249	8,728	--	11,425
Equity in (income) loss of subsidiaries	(53,204)	(33,214)	(2,735)	89,153	--

Net income (loss)	$36,033	$68,944	$17,873	$(86,817)	$36,033

Condensed Consolidated
Statement of Income
Nine Months Ended August 2, 2003
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$--	$537,239	$480,333	$(179,432)	$838,140
Cost of sales	--	417,446	376,054	(155,698)	637,802
Product development, selling
and administrative expenses	13,338	109,241	53,155	(250)	175,484
Restructuring charges	--	3,212	--	--	3,212
Other (income) expense	--	(1,083)	(913)	--	(1,996)

Operating income (loss)	(13,338)	8,423	52,037	(23,484)	23,638
Intercompany items	(7,826)	(5,450)	36,392	(23,116)	--
Interest (income) expense, net	17,858	882	(1,845)	--	16,895
Loss on early retirement of debt	--	261	--	--	261

Income (loss) before reorganization items	(23,370)	12,730	17,490	(368)	6,482
Reorganization items - (income) expense	587	(41)	--	--	546

Income (loss) before income taxes	(23,957)	12,771	17,490	(368)	5,936
Provision (benefit) for income taxes	(9,848)	3,641	8,732	--	2,525
Equity in (income) loss of subsidiaries	(17,520)	(32,424)	(2,720)	52,664	--

Net income (loss)	$3,411	$41,554	$11,478	$(53,032)	$3,411

Condensed Consolidated
Balance Sheet
July 31, 2004
(In thousands

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$132,021	$(526)	$38,381	$--	$169,876
Intercompany accounts receivable, net	(501,817)	562,904	(108,397)	47,310	--
Accounts receivable, net	--	95,023	135,582	(2,879)	227,726
Inventories, net	--	257,626	208,789	(40,410)	426,005
Other current assets	29,164	3,103	11,876	31	44,174

Total current assets	(340,632)	918,130	286,231	4,052	867,781
Property, plant and equipment, net	341	134,317	74,296	--	208,954
Intangible assets, net	--	73,573	--	--	73,573
Investment in affiliates	1,149,861	540,626	56,343	(1,746,830)	--
Deferred income taxes	147,233	--	--	--	147,233
Other assets	9,797	6,831	50,435	--	67,063

Total assets	$966,600	$1,673,477	$467,305	$(1,742,778)	$1,364,604

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$--	$317	$3,980	--	$4,297
Trade accounts payable	546	51,199	54,097	--	105,842
Income taxes payable	(3,330)	2,227	30,977	--	29,874
Other accrued liabilities	36,326	145,199	118,533	(28,413)	271,645

Total current liabilities	33,542	198,942	207,587	(28,413)	411,658
Long-term obligations	200,000	--	2,601	--	202,601
Other non-current liabilities	294,833	13,170	4,117	--	312,120
Shareholders' equity	438,225	1,461,365	253,000	(1,714,365)	438,225

Total liabilities and shareholders' equity	$966,600	$1,673,477	$467,305	$(1,742,778)	$1,364,604

Condensed Consolidated
Balance Sheet
November 1, 2003
(In thousands

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$57,840	$16,222	$74,443	$--	$148,505
Accounts receivable, net	--	85,849	109,312	(1,279)	193,882
Inventories, net	--	232,369	182,744	(32,184)	382,929
Other current assets	29,942	8,558	13,232	(481)	51,251

Total current assets	87,782	342,998	379,731	(33,944)	776,567
Property, plant and equipment, net	458	150,825	74,818	--	226,101
Intangible assets, net	--	77,709	--	--	77,709
Investment in affiliates	1,092,719	558,517	15,292	(1,666,528)	--
Intercompany accounts, net	(415,274)	501,066	(134,915)	49,123	--
Other assets	147,745	8,367	50,240	--	206,352

Total assets	$913,430	$1,639,482	$385,166	$(1,651,349)	$1,286,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$--	$554	$4,213	$--	$4,767
Trade accounts payable	269	37,094	51,773	--	89,136
Income taxes payable	188	2,550	23,359	--	26,097
Advance payments and progress billings	--	14,243	24,379	(1,946)	36,676
Other accrued liabilities	17,889	89,309	77,888	(16,056)	169,030

Total current liabilities	18,346	143,750	181,612	(18,002)	325,706
Long-term obligations	200,000	95	2,817	--	202,912
Other non-current liabilities	324,811	59,320	3,707	--	387,838
Shareholders' equity	370,273	1,436,317	197,030	(1,633,347)	370,273

Total liabilities and shareholders' equity	$913,430	$1,639,482	$385,166	$(1,651,349)	$1,286,729

Condensed Consolidated
Statement of Cash Flow
Nine Months Ended July 31, 2004
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities	$48,422	$(11,515)	$(35,683)	$1,224
Investing Activities:
Property, plant and equipment acquired	--	(3,952)	(7,024)	(10,976)
Proceeds from sale of property, plant and equipment	--	821	925	1,746
Other, net	3,550	(1,770)	3,235	5,015

Net cash provided (used) by investing activities	3,550	(4,901)	(2,864)	(4,215)

Financing Activities:
Exercise of stock options	33,356	--	--	33,356
Dividends paid	(10,147)	--	--	(10,147)
Credit Agreement financing fees	(1,000)	--	--	(1,000)
Issuance (repayment) of long-term obligations	--	(332)	(715)	(1,047)
Increase (decrease) in short-term notes payable- net	--	--	50	50

Net cash provided (used) by financing activities	22,209	(332)	(665)	21,212

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	--	--	3,150	3,150

Increase (Decrease) in Cash and Cash Equivalents	74,181	(16,748)	(36,062)	21,371
Cash and Cash Equivalents at Beginning of Period	57,840	16,222	74,443	148,505

Cash and Cash Equivalents at End of Period	$132,021	$(526)	$38,381	$169,876

Condensed Consolidated
Statement of Cash Flow
Nine Months Ended August 2, 2003
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$(11,578)	$36,202	$24,004	$48,628
Investing activities:
Property, plant and equipment acquired	--	(11,288)	(6,080)	(17,368)
Proceeds from sale of property, plant and equipment	--	784	1,120	1,904
Purchase of equity interest in subsidiary	--	(12,316)	--	(12,316)
Other, net	3,499	(1,862)	1,177	2,814

Net cash provided (used) by investing activities	3,499	(24,682)	(3,783)	(24,966)

Financing activities:
Financing fees	(250)	--	--	(250)
Net issuance (payments) of long-term obligations	--	(13,380)	418	(12,962)
Increase (decrease) in short-term notes payable, net	--	2	1,157	1,159
Exercise of stock options	34	--	--	34

Net cash provided (used) by financing activities	(216)	(13,378)	1,575	(12,019)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	--	--	7,887	7,887

Increase (Decrease) in Cash and Cash Equivalents	(8,295)	(1,858)	29,683	19,530
Cash and Cash Equivalents at Beginning of Period	33,803	868	36,235	70,906

Cash and Cash Equivalents at End of Period	$25,508	$(990)	$65,918	$90,436

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

Overview

         Joy Global Inc. is a worldwide leader in high-productivity mining solutions. Joy Global manufactures, markets and distributes original equipment and aftermarket parts and services both the underground and surface mining industries through two business segments, Joy Mining Machinery and P&H Mining Equipment.

        Strong commodity markets that benefited the first half of the year continued during the third quarter. Demand for coal, copper and iron ore continued to be strong, coal stockpiles remained low, and coal prices increased.

        Customer orders for underground mining machinery were especially strong in the third quarter, with substantial increases over the levels of the third quarter of 2003. Original equipment orders from coal customers in the United States, Australia and China were particularly strong. In addition, both segments continued to experience increases in aftermarket orders.

        Revenues for the quarter were up in all aspects of our businesses but were particularly strong in original equipment for underground mining. Gross margins improved slightly during the quarter and were helped by higher operating levels and the benefits of cost savings initiatives and hurt by a higher percentage of original equipment sales in the product mix and higher raw material and employee fringe benefit costs. Earnings again benefited from foreign currency translation effects.

        The Company also continued to generate cash and elected during the quarter to pre-fund domestic pension plans by $88 million. This favorable cash generation allows the Company several opportunities including, but not limited to, appropriate acquisitions, dividend distributions to shareholders, and potential repurchases of our publicly traded common stock and bonds.

Results of Operations

Three Months Ended July 31, 2004 Compared to Three Months Ended August 2, 2003

      Net Sales

        The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Three Months Ended
Net Sales (In thousands)	July 31, 2004	August 2, 2003	Change
Underground Mining Machinery	$225,144	$166,050	$59,094
Surface Mining Equipment	156,776	134,041	22,735

	$381,920	$300,091	$81,829

         The increase in net sales for underground mining machinery in the third quarter was the result of increased original equipment sales outside the United States and foreign currency translation benefits from sales outside the United States. Original equipment sales included shipments of armored face conveyors and longwall shearers into China as that market continues to increase the use of western technology and shipments of a substantial portion of a roof support system into the United Kingdom. Aftermarket sales increased in the United States and remained substantially flat outside of the United States after eliminating the currency translation benefits. Aftermarket sales during the quarter benefited from increased coal activity in the United States as compared to the depressed levels during the third quarter last year.

         Increased original equipment sales of surface mining equipment related primarily to sales into copper markets, although sales to iron ore and coal markets also contributed to the increase. An increase in percentage-of-completion sales of a dragline and in original equipment sales in Australia and used equipment sales in both Russia and Zambia contributed to the overall increase. The demand for copper, iron ore and oil sands favorably impacted aftermarket parts and service sales. Our United States, South America, Australia and South Africa regions all experienced increases in aftermarket product and service sales, principally due to the increase in demand for copper. Our Canada region experienced an increase in aftermarket product sales. Service revenues in Canada for the quarter were lower because the third quarter last year included multiple rebuilds that were not repeated this year.

      Operating Income

        The following table sets forth the operating income included in our Condensed Consolidated Statement of Income:

	Three Months Ended
In thousands	July 31, 2004	August 2, 2003	Change
Operating income:
Underground Mining Machinery	$25,004	$12,201	$12,803
Surface Mining Equipment	13,998	9,003	4,995
Corporate	(9,087)	(5,337)	(3,750)

Total	$29,915	$15,867	$14,048

         The improvement in operating income for underground mining machinery resulted from higher sales volumes, improved manufacturing absorption, and the completion in the second quarter of amortization charges associated with business information systems. These items were partially offset by increases in steel costs and variable selling expenses and higher performance based compensation accruals as compared to the third quarter of 2003.

         The improvement in operating income for surface mining equipment was due to higher sales volumes, improved manufacturing absorption, continued cost controls, a decrease in our fresh-start amortization, and a more favorable sales mix of proprietary parts versus non-proprietary parts. These improvements were offset slightly by an increases in steel costs and performance based compensation accruals.

         The increase in corporate charges relates primarily to an increase in accruals for performance based compensation.

      Product Development, Selling and Administrative Expense

         Product development, selling and administrative expense totaled $70.6 million, or 18.5% of sales, in the quarter as compared to $60.0 million, or 19.9% of sales, in the third quarter of 2003. The increase was attributable to higher variable selling expenses related to increased business activity during the quarter, higher research and development, pension and performance based compensation costs quarter–over–quarter, severance payments, and the foreign exchange impact on expenses. Offsetting these increases was lower amortization expense associated with adjustments to deferred tax assets that reduced intangible assets at the end of 2003 and the benefits in 2004 from prior year restructuring activities.

      Provision for Income Taxes

         Income tax expense for the third quarter of 2004 increased to $9.4 million as compared to $3.2 million in the third quarter of 2003. On a consolidated basis, these income tax provisions represented effective income tax rates for the 2004 and 2003 third quarters of 37% and 33%, respectively. On a recurring basis, the principal factors affecting the income tax provisions were changes in the year-over-year global mix of earnings which were partially offset by the ability in 2004 to recognize certain Australian tax losses due to the restructuring of our Australian subsidiaries that occurred in the latter part of 2003.

         Cash taxes paid in the third quarter of 2004 were $2.1 million compared to $1.7 million in the third quarter of 2003. This increase is attributable to changes in the year-over-year global mix of earnings and the timing of the payment during the quarter of estimated taxes by the Company’s non-domestic affiliates, offset in part by savings from the restructuring of our Australian subsidiaries completed in the latter part of 2003.

Nine Months Ended July 31, 2004 Compared to Nine Months Ended August 2, 2003

      Net Sales

        The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Nine Months Ended
Net Sales (In thousands)	July 31, 2004	August 2, 2003	Change
Underground Mining Machinery	$579,639	$473,703	$105,936
Surface Mining Equipment	423,649	364,437	59,212

	$1,003,288	$838,140	$165,148

        The increase in net sales for underground mining machinery in the first nine months was the result of increased shipments of both original equipment and aftermarket products and foreign currency translation benefits. Markets for both original equipment and aftermarket products continued to reflect the increased demand that began in the first quarter of 2004. Increases in sales of continuous miners in South Africa and armored face conveyors into China during the first nine months of 2004 and increases in continuous miner and shuttle car shipments in the United States reflected increased activities as a result of strengthening coal prices. In Australia, increased shipments of roof supports, armored face conveyors and longwall shearers more than offset the reduction in the shipments of continuous miners. Increased coal activity in the United States resulted in strong aftermarket sales while aftermarket shipments were substantially flat outside the United States after eliminating currency translation benefits.

         The increase in our original equipment sales for surface mining equipment was primarily due to increases in percentage-of-completion sales of a dragline and in original equipment sales in Australia and used equipment sales in both Russia and Zambia. These increases were partially offset by decreases in original equipment sales in both North and South America primarily due to the timing of revenue recognition. The demand for copper and coal favorably impacted aftermarket parts and service sales. Our United States, South America and South Africa regions had significant increases in aftermarket product and service sales. Aftermarket service sales increased in Australia due to the erection of a dragline.

      Operating Income

        The following table sets forth the operating income included in our Condensed Consolidated Statement of Income:

	Nine Months Ended
In thousands	July 31, 2004	August 2, 2003	Change
Operating income:
Underground Mining Machinery	$49,446	$23,825	$25,621
Surface Mining Equipment	32,957	15,284	17,673
Corporate	(22,275)	(15,471)	(6,804)

Total	$60,128	$23,638	$36,490

         The improvement in operating income for underground mining machinery resulted from higher sales volumes, improved manufacturing absorption, and the elimination during the second quarter of amortization charges associated with business information systems. These items were partially offset by increases in steel costs and variable selling expenses and higher performance based compensation accruals as compared to the nine-month period in 2003.

         The improvement in operating income for surface mining equipment was due to higher sales volumes in the United States, South America, Australia, South Africa and the United Kingdom, favorable manufacturing absorption, continued cost controls, and a decrease in restructuring charges. These favorable items were slightly offset by unfavorable purchase price variances associated with high steel costs and surcharges and an increase in accruals for performance based compensation.

        The increase in corporate charges relate primarily to an increase in the accruals for performance based compensation.

      Product Development, Selling and Administrative Expense

         Product development, selling and administrative expense totaled $202.8 million, or 20.2% of sales, for the first nine months of 2004, as compared to $175.5 million, or 20.9% of sales, for the first nine months last year. The increase in product development, selling and administrative expense was attributable to higher sales expenses related to increased business activity during 2004, higher research and development and performance based compensation costs year–over–year, severance payments, and the foreign exchange impact on expenses. Offsetting these increases were lower amortization expenses associated with adjustments to deferred tax assets that reduced intangible assets at the end of 2003 and benefits in 2004 from prio year restructuring activities.

      Provision for Income Taxes

         Income tax expense for the nine–month period increased to $11.4 million as compared to $2.5 million for the first nine months of 2003. On a consolidated basis, these income tax provisions represented effective income tax rates for the 2004 and 2003 periods of 24% and 43%, respectively. On a recurring basis, the principal factors affecting the income tax provisions were changes in the year-over-year global mix of earnings and the ability in 2004 to recognize certain Australian tax losses due to the restructuring of our Australian subsidiaries that occurred in the latter part of 2003. Additionally, income tax expense for the nine months of 2004 was also impacted by the reversal of approximately $6.3 million of deferred income tax liabilities previously recorded on certain unappropriated earnings of a foreign subsidiary. Upon the completion of a corporate restructuring, the deferred income tax liability was deemed no longer required and was reversed, with the resulting income tax benefit recognized as a discreet item. Excluding the impact of this deferred tax reversal, the consolidated effective income tax rate for the first nine months of 2004 would have been approximately 37%.

         Cash taxes paid in the first nine months of 2004 were $10.7 million compared to $14.2 million paid for the first nine months of 2003. This decrease in cash taxes paid was primarily due to the restructuring of our Australian subsidiaries in the latter part of 2003 and reduced payments required by foreign affiliates related to prior year estimated taxes.

Bookings and Backlog

         Bookings continued their trend upward in both original equipment and aftermarket products and services. During the 2004 third quarter and year–to–date periods, new orders were $531.0 million and $1,409.2 million, respectively, as compared to $272.9 million and $861.1 million for the 2003 third quarter and year–to–date periods, respectively. Both underground and surface mining businesses had increases in new orders compared to a year ago. In addition, both original equipment and aftermarket products of both businesses had more new order bookings during the 2004 third quarter and year–to–date periods than they did a year ago. Both bookings and backlog benefited slightly from sales translated from foreign currencies. Especially encouraging was the level of new orders received for electric mining shovels, continuous miners, roof supports and shuttle cars.

        As a result of the strong level of new orders, backlog increased from $252.3 million at the beginning of 2004 to $658.3 million at the end of the third quarter.

Liquidity and Capital Resources

      Discussion of Cash Flows

        At the end of the third quarter, we had $169.9 million in cash and cash equivalents and working capital of $456.1 million as compared to $148.5 million in cash and cash equivalents and working capital of $450.9 million at the beginning of the year. Our net debt or total debt net of $169.9 million of cash, at the end of the third quarter was $37.0 million compared to net debt of $59.2 million at the beginning of the year.

      Operating Activities

         Cash provided by operations during the first nine months of 2004 was $1.2 million compared to cash provided by operations of $48.6 million in the first nine months of 2003. The decrease in operating cash flow in 2004 resulted primarily from a $88 million voluntary contribution to our U.S. qualified pension plan and increases in inventory and accounts receivable associated with higher levels of business activity. These items were offset by improved profitability and increases in accounts payables and advance payments during the first nine months of 2004.

      Investing Activities

         Investing activities during the first nine months of 2004 used $4.2 million compared to a use of cash of $25.0 million during the first nine months of 2003. The decrease in cash used by investing activities resulted primarily from the purchase of equity interest in our Australian subsidiary for $12.3 million in 2003 and a $6.4 million decrease in capital expenditures in 2004 as compared to 2003. We expect to fund capital expenditures in 2004 with operating cash flows and available cash.

      Financing Activities

         Cash provided by financing activities during the first nine months of 2004 was $21.2 million as compared to cash used by financing activities of $12.0 million during the first nine months of 2003. The increase in 2004 resulted from $33.4 million received from the exercise of employee stock options and the $11.9 million reduction of repayments of long-term obligations, offset by $10.1 million of dividends paid and the payment of fees for the amendment and restatement of the Credit Agreement.

      Credit Agreement

         During the first quarter of 2004, we announced the amendment and restatement of our revolving credit facility. The amendment extends the term of the facility by three years to October 15, 2008, provides flexibility in the financial covenants, improves the pricing “grid,” reduces the size of the facility from $250 million to $200 million, and lessens restrictions on cash dividends and restricted payments. The Credit Agreement was further amended during the second quarter to facilitate corporate restructurings.

        As of the end of the third quarter, we had $169.9 million in cash and cash equivalents and $129.6 million available for borrowings under the Credit Agreement. During the third quarter of 2004 we made cash contributions to our U.S. pension plans in the amount of $88.0 million. Based upon our current level of operations, we believe that cash on hand, cash flow from operations and available borrowings under the Credit Agreement will be adequate to meet our anticipated future cash requirements.

      Off-Balance Sheet Arrangements

        We lease various assets under operating leases. The aggregate payments under operating leases as of the end of the third quarter are disclosed below in the table of Disclosures about Contractual Obligations and Commercial Commitments. No significant changes to lease commitments have occurred since the end of the third quarter. We have no other off-balance sheet arrangements.

      Disclosures about Contractual Obligations and Commercial Commitments

        The following table sets forth our contractual obligations and commercial commitments as of July 31, 2004:

Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-Term Debt	$200,274	$--	$--	$--	$200,274
Short-Term Notes Payable	3,332	3,332	--	--	--
Capital Lease Obligations	3,292	965	1,264	647	416
Operating Leases	34,582	14,354	12,598	6,706	924

Total	$241,480	$18,651	$13,862	$7,353	$201,614

Market Conditions and Outlook

         Market conditions in most of the commodity markets served by our customers remain robust. Coal markets in the United States continue to strengthen in both pricing and demand. Higher spot coal prices are expected over time to be reflected in higher prices in supply contracts. Demand for coal is being positively affected by continued high natural gas prices, reduced imports of coal into the United States from South America, and increases in exports of metallurgical coal from the United States Coal producers in the United States are increasing their production levels and capital spending plans. The increase in production levels is primarily occurring in existing mine operations, which we believe is leading to the increasing demand for replacement equipment as operators drive for more production from the same reserves.

         The international coal markets continue to be strong with rising prices for both thermal and metallurgical coal. Capacity levels in port facilities have resulted in shipping constraints in both South Africa and Australia. China continues to take steps in the long-term to convert their underground coal industry to high productivity mining methods. Efforts by the Chinese banking regulators to reduce investment in areas such as steel and real estate while encouraging investments in power plants, railroads, and coal should reduce the risk of capital availability and be a positive contributor to this conversion. Joy is engaged in a number of discussions with existing and new mining companies in China and anticipates receiving orders from certain of the new mining companies prior to the end of 2004. We continue to believe we will experience solid, long-term, double-digit growth in China, both for our underground mining machinery and our aftermarket parts and service activities.

         Markets served by P&H in surface mining are strong across the board. Copper, the largest of these markets, continues to enjoy strong pricing. Copper producers are increasing production at a number of mines and developing plans and ordering equipment for new mines. Although new original equipment orders were limited in the third quarter, interest remains high, particularly in copper and the oil sands. We expect to receive a number of additional shovel orders before the end of 2004. As with Joy on the underground side of our business, order books are filling well into 2005.

         Several factors temper our outlook. We believe that the current increases in purchases for mining equipment and services will be affected by our customers’ efforts to constrain their production and capital spending. As we increase our production to meet the increased demand for mining equipment, our challenge is to manage our working capital and the other aspects of our business so that we meet the needs of our customers while maximizing returns to shareholders. We will need to continue to control pension and health care costs. Our ability to grow revenues is constrained by the capacity of our plants, our ability to supplement that capacity with outside sources, and our success in securing critical supplies such as steel and copper. The positive effects we are seeing on our business as a result of higher customer production and capital spending levels could be offset by customer restraints on production and capital spending, capacity limitations at our facilities, and continuing tight steel supplies.

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

        We believe our accounting policies for revenue recognition, inventories, intangible assets, accrued warranties, pension and postretirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the year ended November 1, 2003 for a discussion of these policies. There were no material changes to these policies during the nine months of 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Item 3 – Legal Proceedings of Part I of our annual report on Form 10-K for the year ended November 1, 2003 and Item 1 – Legal Proceedings of Part II of our quarterly report on Form 10-Q for the quarter ended May 1, 2004.

On May 24, 2004, the court in the Kling matter granted our motion to dismiss the Company plan and Board committee and denied our motion to dismiss the Company and our former directors from this action.

On August 6, 2004, The International Centre for Settlement of Investment Disputes declined to accept jurisdiction of the arbitration proceedings initiated by Joy Mining Machinery Limited (“Joy MM”) against The General Organization for Industrial and Mining Projects (“IMC”) to resolve certain disputes arising under an agreement entered into in 1998 between Joy MM and IMC relating to underground mining equipment for the Abu Tartur project in Egypt. Legal proceedings commenced in Egypt in late 2002 by IMC against Joy MM are still pending. The Company is considering its options in this matter.

Item 2.    Changes in Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

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

(b)     Reports on Form 8-K

Form 8-K Report dated as of August 25, 2004 Item 2.02 “Results of Operations and Financial Condition”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 26, 2004	JOY GLOBAL INC. (Registrant) /s/ Donald C. Roof Donald C. Roof Executive Vice President, Chief Financial Officer and Treasurer

Date August 26, 2004	/s/ Michael S. Olsen Michael S. Olsen Vice President and Controller and Chief Accounting Officer