Form 10-K
period 2004-10-30
JOY GLOBAL INC
filed 2004-12-22
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 30, 2004
OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From _________ to ________.
Commission File number 1-9299

JOY GLOBAL INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	39-1566457 (I.R.S. Employer Identification No.)

100 East Wisconsin Ave, Suite 2780, Milwaukee, Wisconsin (Address of principal executive offices)	53202 (Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  [ X ]   No  [    ]

The aggregate market value of Registrant’s Common Stock held by non-affiliates, as of May 1, 2004 the last business day of our most recently completed second fiscal quarter, based on a closing price of $26.25 per share, was approximately $1,340.8 million.

The number of shares outstanding of Registrant’s Common Stock, as of December 10, 2004, was 52,029,810.

Documents incorporated by reference: the information required by Part III, Items 10, 11, 12 and 13, is incorporated herein by reference to the Company’s Proxy Statement for the Company’s 2005 annual meeting.

Joy Global Inc.

INDEX TO
ANNUAL REPORT ON FORM 10-K
For The Year Ended October 30, 2004

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

        Factors that could cause actual results to differ materially from those contemplated include:

        Factors affecting our customers’ purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles and production and consumption rates of coal, copper, iron ore, gold, oil and other ores and minerals; the cash flows and capital expenditures of our customers; the cost and availability of financing to our customers and their ability to obtain regulatory approval for investments in mining projects; consolidations among customers; changes in environmental regulations; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

        Factors affecting our ability to capture available sales opportunities, including: our customers’ perceptions of the quality and value of our products and services as compared to our competitors’ products and services; whether we have successful reference installations to display to customers; customers’ perceptions of our financial health and stability as compared to our competitors; our ability to assist customers with competitive financing programs; the availability of steel and other materials; and the availability of manufacturing capacity at our factories.

        Factors affecting general business levels, such as: political and economic turmoil in major markets such as the United States, Canada, Europe, South Africa, Australia, China, Russia, Indonesia, India, Brazil and Chile, Peru, Columbia and Venezuela; environmental and trade regulations; commodity prices; and the stability and ease of exchange of currencies.

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

        Factors affecting our general business or financial position, such as: unforeseen patent, tax, product (including asbestos-related and silicosis liability), environmental, employee health and benefits, or contractual liabilities; changes in pension and post-retirement benefit costs; nonrecurring restructuring and other special charges; changes in accounting or tax rules or regulations; reassessments of asset valuations for such assets as receivables, inventories, fixed assets and intangible assets; and leverage and debt service.

Item 1. Business

General

        Joy Global Inc. is the world’s leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores. Our equipment is used in major mining centers throughout the world to mine coal, copper, iron ore, oil sands and other minerals. We operate in two business segments: underground mining machinery (Joy Mining Machinery or “Joy”) and surface mining equipment (P&H Mining Equipment or “P&H”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining.

        We are the direct successor to a business begun 120 years ago and were known as Harnischfeger Industries, Inc. (the “Predecessor Company”) prior to our emergence from protection under Chapter 11 of the U.S. Bankruptcy Code on July 12, 2001.

Underground Mining Machinery

        Joy is the world’s largest producer of high productivity underground mining machinery for the extraction of coal and other bedded materials. It has significant facilities in Australia, South Africa, the United Kingdom, and the United States as well as sales and service offices in China, India, Poland and Russia. Joy products include: continuous miners; longwall shearers; roof supports; armored face conveyors; shuttle cars; flexible conveyor trains; continuous haulage systems; complete longwall mining systems (consisting of roof supports, an armored face conveyor and a longwall shearer); and roof bolters. Joy also maintains an extensive network of service and replacement parts distribution centers to rebuild and service equipment and to sell replacement parts in support of its installed base. This network includes five service centers in the United States and ten outside of the United States, all of which are strategically located in major underground mining regions.

Products and Services:

        Continuous miners – Electric, self-propelled continuous miners cut coal using carbide-tipped bits on a horizontal rotating drum. Once cut, the coal is gathered onto an internal conveyor and loaded into a haulage vehicle or continuous haulage system for transportation to the main mine belt.

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

        Flexible conveyor trains (FCT) – FCT’s are electric-powered, self-propelled conveyor systems that provide continuous haulage of coal from a continuous miner to the main mine belt. The FCT’s coal conveyor belt operates independently from the track chain propulsion system, allowing the FCT to move and convey coal simultaneously. Available in lengths of up to 420 feet, the FCT is able to negotiate multiple 90-degree turns in an underground mine infrastructure.

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

        Roof bolters – Roof bolters are roof drills used to bore holes in the mine roof and to insert long metal bolts into the holes to reinforce the mine roof.

        Joy’s aftermarket infrastructure quickly and efficiently provides customers with high-quality parts, exchange components, repairs, rebuilds, whole machine exchanges and services. Joy’s cost-per-ton programs allow its customers to pay fixed prices for each ton of material mined in order to match equipment costs with revenues, to reduce capital requirements, and to ensure quality aftermarket parts and services for the life of the contract. Joy sells its products and services directly to its customers through a global network of sales and marketing personnel.

        The Joy business has demonstrated cyclicality over the years. This cyclicality is driven primarily by product life cycles, new product introductions, competitive pressures and other economic factors affecting the mining industry, such as commodity prices (particularly coal prices) and industry consolidation.

Surface Mining Equipment

        P&H is the world’s largest producer of electric mining shovels and walking draglines and a leading producer of rotary blasthole drills for open-pit mining operations. P&H has facilities in Australia, Brazil, Botswana, Canada, Chile, South Africa, the United States, and Venezuela, as well as sales offices in China, India, Mexico, Peru, Russia, and the United Kingdom. P&H products are used in mining copper, coal, iron ore, oil sands, gold, diamonds, phosphate, and other minerals and ores. P&H also provides a wide range of parts and services to mines through its P&H MinePro Services distribution group. Through life cycle management contracts, MinePro reduces customer operating risk and guarantees productivity levels. The P&H MinePro Services distribution organization also represents 30 other leading providers of equipment and services to the surface and underground hardrock mining industry. In some markets, used electric shovels, electric motor rebuilds and other selected products and services are provided to the industrial segment. P&H also sells used electric mining shovels in some markets.

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

        P&H MinePro Services provides life cycle management support, including equipment erections, relocations, inspections, service, repairs, rebuilds, upgrades, used equipment, new and used parts, enhancement kits and training. P&H MinePro Services personnel and MinePro distribution centers are strategically located close to customers in major mining centers around the world, supporting P&H and other brands. P&H sells its products and services directly to its customers through a global network of sales and marketing personnel.

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

        Both of our business segments are subject to moderate seasonality, with the first quarter of the fiscal year generally experiencing lower sales due to a decrease in production hours caused by the holidays.

Financial Information

        Financial information about our business segments and geographic areas of operation is contained in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules.

Employees

        As of October 30, 2004, we employed approximately 7,700 people with approximately 3,800 employed in the United States. Local unions represent approximately 44% of our U.S. employees under collective bargaining agreements. We believe that we maintain generally good relationships with our employees.

Customers

        Joy and P&H sell their products primarily to large regional and global mining companies. No customer or affiliated group of customers accounted for 10% or more of our consolidated sales for Fiscal 2004.

Competitive Conditions

        Joy and P&H conduct their domestic and foreign operations under highly competitive market conditions, requiring that their products and services be competitive in price, quality, service and delivery. The customers for these products are generally large international mining companies with substantial purchasing power.

        Joy’s continuous miners, longwall shearers, continuous haulage systems, roof supports and armored face conveyors compete with similar products made by a number of worldwide manufacturers of such equipment. Joy’s rebuild services compete with a large number of local repair shops. Joy competes with various regional suppliers in the sale of replacement parts for Joy equipment.

        P&H’s shovels and draglines compete with similar products and with hydraulic excavators, large rubber-tired front-end loaders and bucket wheel excavators made by several international manufacturers. P&H’s large rotary blasthole drills compete with several worldwide drill manufacturers. Manufacturer location is not a significant advantage or disadvantage in this industry. P&H MinePro Services competes with a large number of primarily regional suppliers in the sale of parts.

        Both Joy and P&H compete on the basis of providing superior productivity, reliability and service and lower overall cost of production to their customers. Both Joy and P&H compete with local and regional service providers in the provision of maintenance, rebuild and other services to mining equipment users.

Backlog

        Backlog represents unfilled customer orders for our products and services. The customer orders that are included in the backlog represent commitments to purchase specific products or services from us by customers who have satisfied our credit review procedures. The following table provides backlog by business segment as of the fiscal year end. These backlog amounts exclude customer arrangements under long-term equipment life cycle management programs. Such programs extend for up to fourteen years and totaled approximately $547 million as of October 30, 2004. Sales already recognized by fiscal year-end under the percentage-of-completion method of accounting are also excluded from the amounts shown.

In thousands	2004	2003	2002
Underground Mining Machinery	$434,317	$146,748	$126,186
Surface Mining Equipment	287,739	105,558	130,761

Total Backlog	$722,056	$252,306	$256,947

        The change in backlog for Underground Mining Machinery from November 1, 2003 to October 30, 2004 substantially reflects more orders than shipments for continuous miners and shearers. The increase in backlog for Surface Mining Equipment over the same period primarily reflects more orders than sales for new machines, parts and service. We estimate that approximately $44.9 million of the $722.1 million backlog will be recorded as sales in fiscal 2006.

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

        During Fiscal 2004, worldwide steel prices spiked upwards in response to higher demand caused by a recovering end-market and higher consumption in emerging market countries, such as China. This has resulted in steel surcharges being added both directly and indirectly from suppliers of casting, forgings and other products. The availability of steel has also been problematic on occasion during Fiscal 2004. See “Management’s Discussion and Analysis” for a discussion of the impact of rapidly rising steel and component costs on Fiscal 2004 results and on our Fiscal 2005 outlook.

        In Fiscal 2002 and Fiscal 2003, we combined our purchases of certain significant categories of raw materials and components at Joy and P&H and established strategic partnerships with selected suppliers. After a comprehensive evaluation, approximately 80 suppliers were awarded Strategic Alliance relationships. These relationships were established to leverage the combined purchases of Joy and P&H, raise standards for supplier performance, and enhance our ability to pursue additional process improvement and cost reduction opportunities.

Patents and Licenses

        We own numerous patents and trademarks and have patent licenses from others relating to our products and manufacturing methods. Also, we have granted patent and trademark licenses to other manufacturers and receive royalties under most of these licenses. While we do not consider any particular patent or license or group of patents or licenses to be essential to either of our business segments, we consider our patents and licenses significant to the conduct of our business in certain product areas.

Research and Development

        We are strongly committed to pursuing technological development through the engineering of new products and systems, the improvement and enhancement of licensed technology, and synergistic acquisitions of technology. Research and development expenses were $8.3 million, $6.6 million and $6.5 million for Fiscal 2004, Fiscal 2003, and Fiscal 2002, respectively, not including application engineering.

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

International Operations

In Fiscal 2004, approximately 53% of our sales was derived from sales outside the United States. Risks faced by our international operations include:

•     regional or country-specific economic downturns;
•     fluctuations in currency exchange rates;
•     customs matters and changes in trade policy or tariff regulations;
•     unexpected changes in regulatory requirements;
•     higher tax rates and potentially adverse tax consequences including restrictions on repatriating earnings, adverse tax withholding requirements and "double taxation;"
•     difficulties protecting our intellectual property;
•     longer payment cycles and difficulty in collecting accounts receivable;
•    complications in complying with a variety of foreign laws and regulations;
•     costs and difficulties in integrating, staffing and managing international operations;
•     transportation delays and interruptions;
•     natural disasters and the greater difficulty in recovering from them in some of the countries in which we operate;
•     uncertainties arising from local business practices, cultural considerations and international political and trade tensions and
•     increased risk of litigation and other disputes with customers, particularly first-time customers in emerging markets, some of whom have no prior experience commissioning and operating high productivity mining equipment

Available Information

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

        Our Code of Ethics for CEO and Senior Financial Officers is also available on our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provison of this code of ethics by posting such information on our website.

Item 2. Properties

        As of October 30, 2004, the following principal properties of our operations were owned, except as indicated. Our worldwide corporate headquarters are currently housed in 10,000 square feet of leased space in Milwaukee, Wisconsin. All of these properties are generally suitable for the operations currently conducted at them.

Underground Mining Machinery Locations

Location		Floor Space (Sq. Ft.)	Land Area (Acres)	Principal Operations
Franklin, Pennsylvania		739,000	58	Component and parts production.

Warrendale, Pennsylvania		71,250	13	Administration and warehouse.
Reno, Pennsylvania		121,400	22	Chain manufacturing.
Brookpark, Ohio		85,000	4	Gear manufacturing.
Solon, Ohio		101,200	11	Machining manufacturing.
*Bluefield, Virginia		102,160	15	Component repair and complete machine rebuilds.
*Duffield, Virginia		90,000	11	Component repair and complete machine rebuilds.
*Homer City, Pennsylvania		79,920	10	Component repair and complete machine rebuilds.
*Mt. Vernon, Illinois		107,130	12	Component repair and complete machine rebuilds.
*Wellington, Utah		68,000	60	Component repair and complete machine rebuilds.
*McCourt Road, Australia		101,450	33	Original equipment, component repairs and complete machine rebuilds.
Parkhurst, Australia		48,570	15	Component repair and complete machine rebuilds
Wollongong, Australia	(1)	27,000	4	Component repair and complete machine rebuilds
*Steeledale, South Africa		285,140	13	Original equipment, component repairs and complete machine rebuilds.
*Wadeville, South Africa		185,140	29	Component repair and complete machine rebuilds.
*Hendrina, South Africa		40,775	2	Component repair and complete machine rebuilds.
Secunda, South Africa	(2)	2,002	1	Sales Office
Pinxton, England		76,000	10	Component repair and complete machine rebuilds.
Wigan, England	(3)	60,000	3	Engineering and administration.
*Worcester, England		178,000	14	Original equipment and component repairs.
Bautou, China	(4)	20,550	3	Component repair.
*Mikolow, Poland	(1)	42,266	3	Component repair and complete machine rebuilds.

Surface Mining Equipment Locations

Location		Floor Space (Sq. Ft.)	Land Area (Acres)	Principal Operations
Milwaukee, Wisconsin		684,000	46	Electric mining shovels, walking draglines and blasthole drills.
*Milwaukee, Wisconsin		180,000	13	Electrical products.
Cleveland, Ohio		270,000	8	Gearing manufacturing.
*Gillette,Wyoming		60,000	6	Rebuild service center.
Evansville, Wyoming		25,000	6	Rebuild service center.
*Mesa, Arizona		40,000	5	Rebuild service center.
*Elko, Nevada		30,000	5	Rebuild service center.
Kilgore, Texas		12,400	4	Rebuild service center.
Calgary, Canada	(5)	6,000	1	Climate control system manufacturing.
*Bassendean, Australia		72,500	5	Components and parts for mining machinery.
*Mackay, Australia	(5)	8,611	2	Motor rebuild service center.
*Hemmant, Australia		23,724	2	Motor rebuild service center.
*Rockdale, Australia		23,724	10	Motor rebuild service center.
Johannesburg, South Africa	(5)	44,000	1	Rebuild service center.
*Belo Horizonte, Brazil		37,700	1	Components and parts for mining shovels.
*Santiago, Chile		6,800	1	Rebuild service center.
*Antofagasta, Chile		21,000	1	Rebuild service center.

_________________

(1)Under a month to month lease.
(2) Under a lease expiring in 2007.
(3) Under a lease expiring in 2010.
(4) Under a lease expiring in 2018.
(5) Under a lease expiring in 2005.

* Property includes a warehouse.

        Joy also operates warehouses in Meadowlands, Pennsylvania, Green River, Wyoming; Pineville, West Virginia; Brookwood, Alabama; Carlsbad, New Mexico; Norton, Virginia; Lovely and Henderson, Kentucky; Emerald, Kurri Kurri, Moranbah and Lithgow, Australia; Hendrina and Secunda, South Africa; Siberia, Russia; and Chirimiri, India. All warehouses are owned except for the warehouses in Lovely and Henderson, Kentucky, and Secunda, South Africa, which are leased.

        P&H also operates warehouses in Cleveland, Ohio; Hibbing and Virginia, Minnesota; Charleston, West Virginia; Negaunee, Michigan; Hinton, Sparwood, Labrador City, Fort McMurray, Sept. Iles and Baie-Comeau, Canada; Iquique and Calama, Chile; Johannesburg, South Africa; and Puerto Ordaz, Venezuela. The warehouses in Hibbing, Fort McMurray, Johannesburg and Calama are owned; the others are leased. In addition, P&H leases sales offices throughout the United States and in principal surface mining locations in other countries.

Item 3. Legal Proceedings

        John G. Kling, purportedly on his own behalf and “in a representative capacity for the Harnischfeger Industries Employees’ Savings Plan,” filed suit in the United States District Court for the District of Massachusetts on November 9, 2001, against certain of our present and former employees, officers and directors. We and the Plan were added as defendants in this case in early 2004. This action seeks damages in an unspecified amount based on, among other things, allegations that the members of our Pension Investment Committee, the Pension Committee of the Board of Directors, and Fidelity Management Trust Company failed to properly discharge their fiduciary obligations under ERISA with respect to the “Harnischfeger Common Stock Fund” in the Harnischfeger Industries Employees’ Savings Plan. On May 24, 2004, the court granted our motion to dismiss the Plan and the Board committee and denied our motion to dismiss us and our former directors from this action.

        The General Organization for Industrial and Mining Projects (“IMC”), an agency of the government of Egypt commenced legal proceedings in Egypt in late 2002 against Joy Mining Machinery Limited (“Joy MM”), one of our subsidiaries located in the United Kingdom, to resolve certain disputes arising under an agreement entered into in 1998 between Joy MM and IMC relating to underground mining equipment for the Abu Tartur project in Egypt. IMC may also seek wrongfully to draw on approximately $9.7 million pounds sterling in bank guarantees established for the benefit of IMC in connection with the agreement. On August 6, 2004, The International Centre for Settlement of Investment Disputes declined to accept jurisdiction of arbitration proceedings initiated by Joy MM against IMC. IMC has now commenced proceedings against Joy MM in the Cairo Arbitration Centre to recover unspecified damages for the alleged breach of contract and delay.

        By notice dated May 16, 2003, Sokolovskaya Investment Company (“SIC”), a mining company in Russia, filed a request for arbitration with the ICC International Court of Arbitration against Joy MM to recover damages alleged to have arisen out of contracts entered into by Joy MM and SIC in 1995 and 1996 for the supply of underground mining equipment and related services. SIC seeks damages for loss of profit, delay, repairs, loss of use and other consequential damages of between $65 million and $82 million. An arbitration panel has been selected and a hearing before it has recently commenced.

        We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including asbestos-related and silicosis liability), employment and commercial matters. Also, as a normal part of their operations, our subsidiaries undertake contractual obligations, warranties and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

        From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2004.

Executive Officers of the Registrant

        The following table shows certain information for each of our executive officers, including position with the corporation and business experience. Our executive officers are elected each year at the organizational meeting of our Board of Directors, which follows the annual meeting of shareholders, and at other meetings as appropriate.

Name	Age	Current Office and Principal Occupation	Years as Officer
John Nils Hanson	62	Chairman, President and Chief Executive Officer since 2000. Vice Chairman from 1998 to 2000; President and Chief Executive Officer since 1999; President and Chief Operating Officer from 1996 to 1998. Director since 1996.	9

Donald C. Roof	52	Executive Vice President, Chief Financial Officer and Treasurer since 2001. President and Chief Executive Officer of Heafner Tire Group, Inc. from 1999 to 2001 and Senior Vice President and Chief Financial Officer from 1997 to 1999.	4

James A. Chokey	61	Executive Vice President for Law and Government Affairs and General Counsel since 1997.	8

Dennis R. Winkleman	54	Executive Vice President Human Resources since 2000. Mr. Winkleman held similar positions with Midwest Generation LLC in 2000 and Beloit Corporation from 1997 to 2000.	4

Mark E. Readinger	51	Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of P&H Mining Equipment, since 2002. President and Chief Executive Officer of Armillaire Technologies from 2001 to 2002. President and Chief Operating Officer of Beloit Corporation from 1998 to 2001. President and Chief Operating Officer of Joy Mining Machinery from 1996 to 1998.	2

Michael W. Sutherlin	58	Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of Joy Mining Machinery, since 2003. President and Chief Operating Officer of Varco International, Inc. from 1999 to 2002 and Vice President of European Businesses and Senior Executive for Europe, Africa and Asia from 1995 to 1999.	2

        On January 15, 2002, Fansteel Inc., a company of which Mr. Roof was a director, announced that it filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the Nasdaq National Market under the symbol “JOYG.” As of October 30, 2004, there were 5,230 shareholders of record. The following table sets forth the high and low sales prices and dividend payments for our common stock for the periods indicated.

	Price per Share		Dividends
	High	Low	Per Share
2004
First Quarter	$28.21	$18.72	$0.050
Second Quarter	$30.50	$24.75	$0.075
Third Quarter	$30.97	$23.46	$0.075
Fourth Quarter	$36.26	$26.93	$0.075
2003
First Quarter	$13.17	$9.20	$--
Second Quarter	$12.75	$9.93	$--
Third Quarter	$16.40	$12.10	$--
Fourth Quarter	$19.31	$14.20	$--
2002
First Quarter	$18.10	$14.30	$--
Second Quarter	$17.45	$13.87	$--
Third Quarter	$17.88	$11.66	$--
Fourth Quarter	$14.20	$7.65	$--

We made no purchases of equity securities in the fourth quarter of Fiscal 2004.

Item 6. Selected Financial Data

        The following table sets forth certain selected historical financial data on a consolidated basis. The selected consolidated financial data was derived from our Consolidated Financial Statements. As a result of the application of fresh start accounting, our financial statements are not comparable to those of the Predecessor Company. Accordingly, data for Fiscal 2001 is presented separately for the Predecessor Company’s fiscal period from November 1, 2000 to June 23, 2001 (“2001 Eight Months”) and our period from June 24, 2001 to October 31, 2001 (“2001 Four Months”). During the first quarter of Fiscal 2002, we amended our by-laws to adopt a 52- or 53-week fiscal year and changed our fiscal year-end date from October 31 to the Saturday nearest October 31. Beginning with the first quarter of Fiscal 2002, each of our fiscal quarters consists of 13 weeks, except for any fiscal years consisting of 53 weeks that will add one week to the first quarter. This change did not have a material effect on our revenue or results of operations for Fiscal 2002. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements appearing in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

RESULTS OF OPERATIONS

					Predecessor Company
In thousands except per share amounts	Year Ended October 30, 2004	Year Ended November 1, 2003	Year Ended November 2, 2002	2001 Four Months	2001 Eight Months	Year Ended October 31, 2000
Net sales	$1,432,167	$1,215,966	$1,150,847	$407,715	$740,458	$1,123,141
Operating income (loss)	107,681	47,682	(15,143)	(52,255)	43,956	58,020
Income (loss) from continuing operations	$55,322	$18,516	$(28,017)	$(76,498)	$50,632	$(29,553)
Income (loss) from discontinued operations	--	--	--	--	(3,170)	66,200
Gain on disposal of discontinued operations	--	--	--	--	256,353	227,977
Extraordinary gain on debt discharge	--	--	--	--	1,124,083	--

Net income (loss)	$55,322	$18,516	$(28,017)	$(76,498)	$1,427,898	$264,624
Basic Earnings (Loss) Per Share
Income (loss) from continuing operations	$1.06	$0.37	$(0.56)	$(1.53)	$1.08	$(0.63)
Income from and net gain on disposal of
discontinued operations	--	--	--	--	5.41	6.30
Extraordinary gain on debt discharge	--	--	--	--	24.01	--

Net income (loss) per common share	$1.06	$0.37	$(0.56)	$(1.53)	$30.50	$5.67
Diluted Earnings (Loss) Per Share
Income (loss) from continuing operations	$1.03	$0.37	$(0.56)	$(1.53)	$1.08	$(0.63)
Income from and net gain on disposal of
discontinued operations	--	--	--	--	5.41	6.30
Extraordinary gain on debt discharge	--	--	--	--	24.01	--

Net income (loss) per common share	$1.03	$0.37	$(0.56)	$(1.53)	$30.50	$5.67
Dividends Per Common Share	$0.275	$--	$--	$--	$--	$--
Working capital	$560,200	$450,861	$382,702	$443,313	$242,278	$218,796
Total Assets	1,440,359	1,286,729	1,257,339	1,371,714	1,314,451	1,292,928
Total Long-Term Obligations	203,682	204,302	216,252	289,936	1,417,982	1,332,573

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods. Dollar amounts are in thousands, except share and per-share data and as indicated.

        The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Joy Global Inc. and its subsidiaries for Fiscal 2004, Fiscal 2003, and Fiscal 2002. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview

        We are the direct successor to businesses that have been manufacturing mining equipment for over 120 years. We operate in two business segments: Underground Mining Machinery, comprised of our Joy Mining Machinery business (“Joy”), and Surface Mining Equipment, comprised of our P&H Mining Equipment business (“P&H”). Joy is the world’s largest producer of high productivity electric-powered underground mining equipment used primarily for the extraction of coal. P&H is the world’s largest producer of high productivity electric mining shovels and a leading producer of walking draglines and large rotary blasthole drills, used primarily for surface mining copper, coal, iron ore, oil sands and other minerals.

        Over 87% of our sales are to the coal and copper mining industries. In addition to selling new equipment, we provide parts, components, repairs, rebuilds, diagnostic analysis, fabrication, training and other aftermarket services for our installed base of machines. In the case of Surface Mining Equipment, we also provide aftermarket services for equipment manufactured by other companies, including over 15 manufacturers with which we have ongoing relationships and which we refer to as “Alliance Partners.” We emphasize our aftermarket products and services as an integral part of lowering our customers’ cost per unit of production and are focused on continuing to grow this part of our business.

        Demand for new equipment is cyclical in nature, being driven by commodity prices and other factors. Our new equipment sales over the last five years have ranged from a high of $458.6 million in Fiscal 2004 to a low of $339.5 million in Fiscal 2001. In contrast, our aftermarket business has shown consistent growth over the past five years despite commodity production restrictions and price volatility, and helps moderate the effects of changes in new equipment demand on our financial performance. Our aftermarket sales over the last five years have grown from $741.1 million in Fiscal 2000 to $973.6 million in Fiscal 2004.

        Approximately 88% of our sales in Fiscal 2004 were recorded at the time of shipment of the product or delivery of the service. The remaining 12% of sales was recorded using percentage of completion accounting, a practice we follow in recognizing revenue on the sale of long lead-time equipment such as electric mining shovels, walking draglines and roof supports. Under percentage of completion accounting, revenue is recognized on firm orders from customers as the product is manufactured based on the ratio of actual costs incurred to estimated total costs to be incurred. We generally receive progress payments on long lead-time equipment.

        The major components of our cost of sales are manufacturing overhead, labor and raw materials such as steel. We have taken significant steps to reduce manufacturing overhead. In recent years, we have been adversely affected by increases in the cost of raw materials, specifically steel. The mix of original equipment and aftermarket sales affects our operating profit. Our aftermarket products and services generally carry higher margins than our original equipment and increases in our aftermarket sales have a favorable impact on our profitability. Although steel prices increased, our gross profit margin in Fiscal 2004 increase to 26.7% from 24.1% in Fiscal 2003.

        In Fiscal 2004, approximately 47% of our sales were made to customers from the United States. With the exception of South Africa, our domestic and international sales are largely denominated in U.S. dollars or pounds sterling. From time to time, we hedge specifically identified committed cash flows using foreign currency sale or purchase contracts.

        On June 7, 1999, the Predecessor Company and substantially all of its domestic operating subsidiaries filed voluntary petitions for reorganization under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Our Plan of Reorganization (the “POR”) was confirmed on May 29, 2001. We formally emerged from bankruptcy on the July 12, 2001 (the “Effective Date”).

        As part of our emergence, we adopted fresh start accounting pursuant to the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). In accordance with fresh start accounting principles, our assets and liabilities were adjusted to their fair value as of the Effective Date and the excess of our enterprise value over the fair value of our tangible and identifiable intangible assets and liabilities was reported as excess reorganization value in our consolidated balance sheet. The net effect of fresh start accounting adjustments was a gain of $45.1 million which was recorded in the income statement for the Predecessor Company during Fiscal 2001. As a result of the application of fresh start accounting, our financial statements are not comparable to those of the Predecessor Company.

Results of Operations

2004 Compared with 2003

Sales

        The following table sets forth Fiscal 2004 and Fiscal 2003 net sales as derived from our Consolidated Statement of Income:

In thousands	Fiscal 2004	Fiscal 2003	$ Change	% Change
Net Sales
Underground Mining Machinery	$820,121	$685,999	$134,122	19.6%
Surface Mining Equipment	612,046	529,967	82,079	15.5%

Total	$1,432,167	$1,215,966	$216,201	17.8%

        Total net sales for Fiscal 2004 increased by $216.2 million, or 17.8%, over Fiscal 2003 net sales. Net sales in the United States increased by $90.2 million, or 15.5%, and net sales in the rest of the world rose by $126.0, or 19.9%. Reflecting the cyclical upturn in commodities, original equipment revenues increased by 34.9% to $458.6 million in Fiscal 2004, accounting for 32.0% of total revenues for the year. We anticipate this percentage to increase further in Fiscal 2005. Aftermarket sales, which include sales of parts and services, increased 11.1% to $973.6 million for Fiscal 2004.

        The increase in Underground Mining Machinery net sales in Fiscal 2004 was the result of an increase in original equipment product shipments and, to a lesser extent, aftermarket sales. New machine sales booked through the United Kingdom increased due to a large roof support order and an increase in armored face conveyor shipments to both the United Kingdom and China. South Africa recovered from depressed levels of prior year new machine sales with increased shipments of continuous miners in Fiscal 2004. New machine sales increased in Australia primarily due to an increase in shipments of roof supports, longwall shearers and armored face conveyors, which were partially offset by a decline in sales of continuous miners. United States new machine sales were down slightly due to decreases in shipments of roof supports and armored face conveyors partially offset by increased shipments of continuous miners and shuttle cars. Aftermarket sales showed significant improvement in the United States while revenues from South Africa benefited from the weakness of the U.S. dollar and the favorable impact of translating South African Rand sales into U.S. dollars. Those increases in aftermarket sales were partially offset by a decrease in complete machine rebuilds in Australia primarily due to unusually high levels of sales in Fiscal 2003. Throughout the markets we serve both our new machine and aftermarket sales have benefited from the prices our customers receive for their coal. Activity levels in the emerging markets, including China, continued the high level of activity we began to see in Fiscal 2003.

        The increase in Surface Mining Equipment net sales in Fiscal 2004 was a result of increases in new and used equipment shipments, as well as aftermarket parts and service sales. The increase in new equipment was due to higher sales of electric mining shovels in both Russia and the United States and U.S. sales of loading equipment manufactured by our Alliance Partners. The increase in U.S. new equipment sales was driven by stronger demand in the coal and iron ore markets. The Russian shovel sale, which was the first new electric mining shovel sold in Russia, was attributable to increased activity in the coal market. An increase in sales of used electric mining shovels was attributable to shipments to both Russia and Zambia. In the aftermarket, sales of replacement parts increased primarily in South America and the Southwestern United States. Service sales were strong in Brazil, Chile, South Africa and the United States, partially offset by lower service sales in Canada.

Operating Income

        The following table sets forth Fiscal 2004 and Fiscal 2003 operating income as derived from our Consolidated Statement of Income:

In thousands	Fiscal 2004	Fiscal 2003	$ Change	% Change
Operating income (loss):
Underground Mining Machinery	$91,376	$43,573	$47,803	109.7%
Surface Mining Equipment	53,189	27,572	25,617	92.9%
Corporate Expense	(36,884)	(23,463)	(13,421)	57.2%

Total	$107,681	$47,682	$59,999	125.8%

        Operating income for Underground Mining Machinery increased by approximately $47.8 million in Fiscal 2004 as compared to Fiscal 2003. During Fiscal 2004, charges for the depreciation and amortization of the fresh start accounting items decreased by approximately $3.0 million. Excluding the impact of the charges for fresh start, the increase in operating income for Fiscal 2004 was $44.8 million. The high volume of sales favorably impacted operating income in Fiscal 2004. Increased sales activity allowed for higher levels of manufacturing overhead absorption that exceeded the increase in the variable overhead spending in the United States, United Kingdom and South Africa. These favorable impacts were partially offset by increases in our variable selling expenses, engineering expenses associated with new product development, compensation expenses associated with performance-based incentive programs and the cost of steel used to manufacture our products. Expenses in the United States and United Kingdom in Fiscal 2004 were positively affected by the restructuring activity that took place in Fiscal 2003.

        Operating income for Surface Mining Equipment increased by approximately $25.6 million in Fiscal 2004 as compared to Fiscal 2003. During Fiscal 2004, charges for the depreciation and amortization of the fresh start accounting items decreased by approximately $3.4 million. Excluding the impact of the charges for fresh start, the increase in operating income for Fiscal 2004 was $22.2 million. The increase in operating income for Surface Mining Equipment was the result of an increase in net sales in Fiscal 2004 and a significant increase in manufacturing absorption associated with the higher volume of production of new machines and parts in this segment’s manufacturing facilities. These favorable impacts on margins were partially offset by compensation expenses associated with performance-based incentive programs, higher prices for steel and components, foreign currency exchange rates, severance payments and higher pension costs.

        The increase in the corporate expense was primarily attributable to compensation expense associated with performance-based incentive programs.

Product Development, Selling and Administrative Expense

        Product development, selling and administrative expense for Fiscal 2004 was $277.4 million, after fresh start charges of $2.8 million, as compared to $241.5 million, after fresh start charges of $9.0 million, for Fiscal 2003. The increase in product development, selling and administrative expense was due primarily to increases in pension expense, compensation expense associated with performance-based incentive programs and the impact associated with the translation of non-U.S. expenses into U.S. dollars due to exchange rate fluctuations. These increases were partially offset by cost reductions associated with our strategic sourcing initiative. Product development, selling and administrative expense as a percentage of sales for Fiscal 2004 decreased to 19.4% as compared to 19.9% in Fiscal 2003.

Pension and Postretirement Benefits

        Pension expense for Fiscal 2004 was $22.0 million compared to pension expense of $14.2 million in Fiscal 2003. The increase in pension expense is primarily the result of a reduction in the discount rate for the pension plans in the United States from 7.0% to 6.25%. These plans represented approximately 56% of our total pension plan assets as of the end of Fiscal 2004.

Interest Expense

        Interest expense for Fiscal 2004 decreased to $24.3 million as compared to $27.0 million for Fiscal 2003. This decrease was principally due to our repayment of two industrial revenue bonds in late Fiscal 2003. There were no direct borrowings under our revolving credit agreement in Fiscal 2004. Cash interest paid in Fiscal 2004 and Fiscal 2003 was $22.0 million and $23.1 million, respectively.

Provision for Income Taxes

        Our consolidated effective income tax rates for Fiscal 2004 and Fiscal 2003 were approximately 41.5% and 33.6%, respectively. Consolidated income tax expense increased to $39.2 million in Fiscal 2004 as compared to an expense of $9.4 million in Fiscal 2003. The increase in income tax expense is primarily attributable to increases in global profitability and the provision for deferred tax valuation reserves in certain jurisdictions where we operate based upon concerns relating to the future realizability of certain deferred tax assets.

2003 Compared with 2002

Sales

        The following table sets forth Fiscal 2003 and Fiscal 2002 net sales as derived from our Consolidated Statement of Income:

In thousands	Fiscal 2003	Fiscal 2002	$ Change	% Change
Net Sales
Underground Mining Machinery	$685,999	$745,714	$(59,715)	(8	.0)%
Surface Mining Equipment	529,967	405,133	124,834	30.8%

Total	$1,215,966	$1,150,847	$65,119	5.7%

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

Operating Income

        The following table sets forth Fiscal 2003 and Fiscal 2002 operating income as derived from our Consolidated Statement of Income:

In thousands	Fiscal 2003	Fiscal 2002	$ Change	% Change
Operating income (loss):
Underground Mining Machinery	$43,573	$19,516	$24,057	123.3%
Surface Mining Equipment	27,572	(18,157)	45,729	251.9%
Corporate Expense	(23,463)	(16,502)	(6,961)	42.2%

Total	$47,682	$(15,143)	$62,825	414.9%

        Operating income for Underground Mining Machinery increased by approximately $24.1 million in Fiscal 2003 as compared to Fiscal 2002. Charges for the depreciation and amortization of the fresh start accounting items decreased by approximately $37.8 million. Excluding the impact of the charges for fresh start, the decrease in operating income for Fiscal 2003 was $13.8 million. This decrease included a $5.1 million charge associated with manufacturing capacity rationalization in the United States and restructuring in the United Kingdom and Australia. Operating income was negatively impacted by unfavorable manufacturing absorption associated with the decrease in production of new machines and an increase in both compensation expense associated with performance-based incentive programs and pension expense in the United States and the United Kingdom. Operating income was positively affected by the elimination of unfavorable manufacturing variances associated with the manufacture of roof supports in Fiscal 2002, the favorable impact of our strategic sourcing initiative, and warranty expense improvements through our quality initiative.

        Operating income for Surface Mining Equipment increased by approximately $45.7 million in Fiscal 2003 as compared to Fiscal 2002. During Fiscal 2003, charges for the depreciation and amortization of the fresh start accounting items decreased by approximately $21.8 million. Excluding the impact of the charges for fresh start, the increase in operating income for Fiscal 2003 was $23.9 million. The increase in operating income for Surface Mining Equipment was the result of an increase in net sales in Fiscal 2003 and a significant increase in manufacturing absorption associated with the higher volume of production of new machines in this segment’s manufacturing facilities. Lower production volumes in Fiscal 2002 resulted in workforce reduction that increased severance and medical benefit costs at our Milwaukee manufacturing facility that was not repeated during Fiscal 2003. These favorable impacts on margins were partially offset by the sales mix, which included a sale of a dragline in Australia, and by compensation expenses associated with performance-based incentive programs.

        The increase in the corporate expense was primarily attributable to compensation expense associated with performance-based incentive programs.

Product Development, Selling and Administrative Expense

        Product development, selling and administrative expense for Fiscal 2003 was $241.5 million, after fresh start charges of $9.0 million, as compared to $212.8 million, after fresh start charges of $14.0 million, for Fiscal 2002. The increase in product development, selling and administrative expense was due primarily to increases in pension expense, medical costs, general insurance costs, compensation expense associated with performance-based incentive programs and the impact associated with the translation of non-U.S. expenses into U.S. dollars due to exchange rate fluctuations. These increases were partially offset by cost reductions associated with our strategic sourcing initiative. Product development, selling and administrative expense as a percentage of sales for Fiscal 2003 increased to 19.9% as compared to 18.5% in Fiscal 2002.

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

Interest Expense

        Interest expense for Fiscal 2003 decreased to $27.0 million as compared to $31.0 for Fiscal 2002. This decrease was principally due to our repayment of a term loan in Fiscal 2002 and reduced borrowings under our revolving credit agreement. There were no direct borrowings under our revolving credit agreement in Fiscal 2003. Cash interest paid in Fiscal 2003 and Fiscal 2002 was $23.1 million and $27.7 million, respectively.

Provision for Income Taxes

        The consolidated effective income tax rates for Fiscal 2003 and Fiscal 2002 are approximately 34% and 40%, respectively. Consolidated income tax expense increased to $9.4 million in Fiscal 2003 as compared to a benefit of $17.5 million in Fiscal 2002. The increase in income tax expense is primarily attributed to the income earned in Fiscal 2003 as compared to the loss incurred in Fiscal 2002. The principal driver differentiating the tax rate between the two years is the change in the global mix of earnings in jurisdictions whose effective tax rates are lower than the U.S. statutory rate, partially offset in Fiscal 2003 by the provision of taxes against certain accumulated earnings of our South African subsidiary.

Reorganization Items

        Reorganization items include income, expenses and losses that were realized or incurred as a result of the decision to reorganize under Chapter 11 of the Bankruptcy Code.

        Net reorganization items for Fiscal 2004, Fiscal 2003 and Fiscal 2002 consisted of the following:

In thousands - (income) expense	Fiscal 2004	Fiscal 2003	Fiscal 2002
Distribution from Beloit Liquidating Trust	$(2,856)	$--	$--
Beloit Liquidating Trust settlement	(2,336)	--	--
Beloit U.K. claim settlement	(1,774)	(3,333)	--
Other - net	(1,041)	(573)	(382)
Professional fees directly related to the filing	1,165	1,495	352
Collection of Beloit note	--	--	(7,200)

Net reorganization income	$(6,842)	$(2,411)	$(7,230)

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

        During Fiscal 2003, we began implementing a manufacturing capacity rationalization at our P&H Mining Equipment Milwaukee location that reduced factory space by 350,000 square feet and resulted in a facility that is more efficient. The Fiscal 2003 rationalization plan at P&H was completed in Fiscal 2004 at a cost of $2.0 million.

        During Fiscal 2003, Joy Mining Machinery began implementing a manufacturing capacity rationalization plan for North America. Total costs for the Joy North American manufacturing capacity rationalization were $3.7 million. Included in this amount is $1.5 million for one-time termination benefits for 132 employees, $0.8 million for abandoned assets, and $1.4 million for other associated costs. Also during Fiscal 2003, Joy Mining Machinery began implementing a manufacturing capacity rationalization plan for the United Kingdom and Australia. The total costs for the United Kingdom manufacturing capacity rationalization were $1.6 million for one-time termination benefits for 26 employees. The total costs for the Australian manufacturing capacity rationalization were $0.2 million for one-time termination benefits for 27 employees. The Fiscal 2003 rationalization plan at Joy was completed in Fiscal 2004.

        Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 144 and SFAS No.146.

In thousands	One-time Termination Benefits	Abandoned Assets	Other Associated Costs	Total Charges
Fiscal 2003

P&H Mining Equipment	$--	$1,154	$612	$1,766
Joy Mining Machinery	3,384	715	1,050	5,149

	$3,384	$1,869	$1,662	$6,915

Fiscal 2004

P&H Mining Equipment	$--	$--	$253	$253
Joy Mining Machinery	200	--	172	372

	$200	$--	$425	$625

Cumulative Total

P&H Mining Equipment	$--	$1,154	$865	$2,019
Joy Mining Machinery	3,584	715	1,222	5,521

	$3,584	$1,869	$2,087	$7,540

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

        We have life cycle management contracts with customers to supply parts and service for terms of 1 to 13 years. These contracts are set up based on the projected costs and revenues of servicing the respective machines over the specified contract terms. Customers are generally billed monthly and the respective deferred revenues are recorded when billed. Revenue is recognized in the period in which parts are supplied or services provided.

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

Inventories

        Inventories are carried at the lower of cost or market using the first-in, first-out method of accounting. We evaluate all inventory, including raw material, work-in-process, finished goods and spare parts, for realizability on a regular basis. Inherent in our estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realizable value of potentially excess inventory. We fully reserve for inventory identified as obsolete inventory.

Intangible Assets

        Intangible assets include software, drawings, patents, trademarks, unpatented technology and other specifically identifiable intangible assets. We review the carrying value of our intangible assets on an annual basis or more frequently as circumstances warrant. Intangible assets with indefinite lives are reviewed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and valued on a relief from royalty basis using future revenues discounted over the timeframe of economic benefit. Intangible assets with finite lives are reviewed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” using undiscounted cash flows. While we believe that our estimates of future revenues and cash flows are reasonable, different assumptions regarding revenues and cash flows could materially affect our evaluations.

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

Pension and Postretirement Benefits and Costs

        We have pension benefits and expenses which are developed from actuarial valuations. These valuations are based on assumptions including, among other things, discount rates, expected returns on plan assets, retirement ages, years of service, and future salary increases. Future changes affecting the assumptions will change the related pension benefit or expense.

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

        In addition, we analyze our ability to recognize currently the net deferred tax assets created in each jurisdiction in which we operate to determine if valuation allowances are necessary because realizability of the tax assets is deemed to not be more likely than not. Prior to Fiscal 2002, we determined that we did not meet the requirements that would allow us to record the future benefits of any net operating losses, tax credits or net deferred tax assets for financial reporting purposes due to our emergence from bankruptcy in Fiscal 2001. As a result, we recorded valuation reserves as necessary to reduce the book value of our net deferred tax asset to zero. After Fiscal 2001, we have annually assessed on a jurisdiction by jurisdiction basis the need for either the recording of or release of valuation reserves. During Fiscal 2002, we reviewed this position and, based upon past, current and future operating performance, expectations and available tax strategies, did not provide full valuation allowances for new net deferred tax assets as of November 2, 2002. Additionally, in Fiscal 2002 we released all non-U.S. deferred tax valuation reserves recorded at the end of Fiscal 2001 (except for those of certain Australian business segments as we concluded that the utilization of these assets is not more likely than not) and a portion of the reserves recorded against the net U.S. asset based upon projected future net operating loss utilization. For Fiscal 2003, we performed a similar realization analysis for all deferred tax assets and again did not provide full valuation allowances for new net deferred tax assets created as of November 1, 2003. Additional amounts of valuation reserves related to U.S. and Australian net operating loss carryforwards were released based upon a tax restructuring in Australia and projected future net operating loss utilization. In Fiscal 2004, we have reassessed our gross deferred tax assets as they relate to our Australian operations and our U.S. State tax loss carryforwards. Based upon the results of this analysis, valuation reserves were provided against those amounts not already reserved due to potential issues as to ultimate utilization of these amounts.

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

        We estimate the effective tax rate expected to be applicable for the full fiscal year during the course of the year on an interim basis. The estimated effective tax rate contemplates the expected jurisdiction where income is earned (e.g. United States compared to non-United States) as well as tax planning strategies. If the actual results are different from these estimates, adjustments to the effective tax rate may be required in the period such determination is made. Additionally, discreet items are treated separately from the effective rate analysis and are recorded separately as an income tax provision or benefit at the time they are recognized. To the extent recognized, these items will impact the effective tax rate in aggregate but will not adjust the amount used for future periods within the same fiscal year.

Liquidity and Capital Resources

        Working capital and cash flow are two financial measurements which provide an indication of our ability to meet our financial obligations. We currently use cash generated by operations to fund continuing operations.

        The following table summarizes the major elements of our working capital at the end of Fiscal 2004 and Fiscal 2003:

In millions	October 30, 2004	November 1, 2003
Cash and cash equivalents	$231.7	$148.5
Accounts receivable	260.0	193.9
Inventories	443.8	382.9
Other current assets	56.6	51.3
Short-term debt	(3.1)	(4.8)
Accounts payable	(139.2)	(89.1)
Employee compensation and benefits	(82.5)	(57.7)
Advance payments and progress billings	(87.5)	(36.7)
Income taxes payable	(4.9)	(26.1)
Other current liabilities	(114.7)	(111.3)

Working Capital	$560.2	$450.9

        Our businesses are working capital intensive and require funding for purchases of production and replacement parts inventories. In addition, cash is required for capital expenditures for the repair, replacement and upgrading of existing facilities. We have debt service requirements, including semi-annual interest payments on our senior subordinated notes as well as commitment and letter of credit fees under our revolving credit facility. We believe that cash generated from operations, together with borrowings available under our credit facility, provides us with adequate liquidity to meet our operating and debt service requirements and planned capital expenditures.

        Cash provided by operations for Fiscal 2004 was $62.3 million as compared to $105.6 million provided by operations for Fiscal 2003. The primary change in our cash from operations was attributable to the increase in net income offset by the contributions to our pension plans and the usage of working capital. Approximately $30.9 million was provided from working capital in Fiscal 2004 while approximately $87.5 million was provided from working capital in Fiscal 2003. The most significant working capital changes affecting the usage of cash from Fiscal 2003 to Fiscal 2004 related to inventories and accounts receivable. Inventories were increased to provide for the increase in orders while the timing of year-end sales resulted in a significant increase in outstanding accounts receivable. The most significant working capital changes providing an increase of cash from Fiscal 2003 to Fiscal 2004 related to advance payments and trade accounts payable. The timing of cash received from customers and payments to outside vendors contributed to increased advance payments and trade accounts payable balances at the end of Fiscal 2004.

        During Fiscal 2004, we contributed $95.4 million to our worldwide pension plans compared to $53.8 million during Fiscal 2003. As a result of the additional contributions in Fiscal 2004, we do not expect that additional contributions for U.S. plans will be required in fiscal 2005. However, we currently believe we will make voluntary contributions for our U.S. plans in the range of $20 million to $40 million in Fiscal 2005. Beyond Fiscal 2005, the investment performance of the plans’ assets and the actual results of the other actuarial assumptions will determine the funding requirements of the pension plans.

        Cash used by investment activities for Fiscal 2004 was $11.1 million as compared to $30.5 million used by investment activities for Fiscal 2003. Approximately $21.1 million and $27.5 million were used for capital expenditures in Fiscal 2004 and Fiscal 2003, respectively. For Fiscal 2005, we anticipate capital expenditures between $30 million and $40 million, primarily for maintenance of existing facilities, completion of SAP implementation, and other projects. In addition, approximately $12.3 million was used in Fiscal 2003 to acquire the 25% interest in our Australian surface mining equipment subsidiary held by Kobelco Construction Machinery Co. Limited.

        Cash provided by financing activities for Fiscal 2004 was $27.6 million as compared to $10.0 million used by financing activities for Fiscal 2003. The increase in Fiscal 2004 primarily resulted from the exercise of stock options generating $44.7 million partially offset by the dividends paid of $14.0 million. In Fiscal 2003, approximately $12.5 million was used to retire industrial revenue bonds.

Credit Facilities

        On January 23, 2004, we entered into a second amended and restated credit agreement (the “Credit Agreement”) relating to a $200 million revolving credit facility maturing on October 15, 2008. Substantially all of our assets and our domestic subsidiaries’ assets, other than real estate, are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (3.25% to 2.00%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) plus the applicable margin (2.25% to 1.00%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving credit facility. In 2002, we issued $200 million in 8.75% Senior Subordinated Notes due March 15, 2012. In December 2004 we repurchased $14.5 million of these notes.

        Both the Credit Agreement and Senior Subordinated Note Indenture contain restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness, liens, asset sales, and capital expenditures. The covenants in the Senior Subordinated Note Indenture are generally less restrictive than the covenants in the Credit Agreement. Interest coverage, leverage and fixed charge coverage covenants in the Credit Agreement generally become more restrictive over the term of the Agreement. At October 30, 2004, we were in compliance with all financial covenants in the Credit Agreement and the Indenture.

        At October 30, 2004, there were no outstanding direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $200 million credit limit, totaled $79.8 million. The amount available for borrowings under the Credit Agreement is also limited by a borrowing base calculation. At October 30, 2004, there was $120.2 million available for borrowings under the Credit Agreement.

Off-Balance Sheet Arrangements

        We lease various assets under operating leases. The aggregate payments under operating leases as of October 30, 2004 are disclosed in the table of Disclosures about Contractual Obligations and Commercial Commitments below. No significant changes to lease commitments have occurred since October 30, 2004. We have no other off-balance sheet arrangements.

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of October 30, 2004:

In thousands	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-Term Debt	$200,267	$--	$--	$267	$200,000
Short-Term Notes Payable	2,297	2,297	--	--	--
Capital Lease Obligations	3,415	813	1,351	184	1,067
Purchase Obligations	21,526	6,244	12,373	1,682	1,227
Operating Leases	31,543	12,270	10,727	2,879	5,667

Total	$259,048	$21,624	$24,451	$5,012	$207,961

Market Conditions and Outlook

        Market conditions in most of the commodity markets served by our customers remain robust. Coal markets in the United States continue to strengthen in both pricing and demand. Higher spot coal prices are expected over time to be reflected in higher prices in supply contracts. Demand for coal is being positively affected by continued high natural gas prices, reduced imports of coal into the United States from South America, and increases in exports of metallurgical coal from the United States. Coal producers in the United States are increasing their production levels and capital spending plans. The increase in production levels is primarily occurring in existing mine operations, which we believe is leading to the increasing demand for replacement equipment as operators drive for more production from the same reserves.

        The international coal markets continue to be strong with rising prices for both thermal and metallurgical coal. Capacity levels in port facilities have resulted in shipping constraints in both South Africa and Australia. China continues to take steps in the long-term to convert its underground coal industry to high productivity mining methods. Efforts by the Chinese banking regulators to reduce investment in areas such as steel and real estate while encouraging investments in power plants, railroads, and coal should reduce the risk of capital availability and be a positive contributor to this conversion. We continue to believe we will experience solid, long-term, double-digit growth in China, both for our underground mining machinery and our aftermarket parts and service activities.

        Markets served by P&H in surface mining are strong across the board. Copper, the largest of these markets, continues to enjoy strong pricing. Copper producers are increasing production at a number of mines and developing plans and ordering equipment for new mines. Although new original equipment orders were limited in the third and fourth quarters, interest remains high, particularly in copper and the oil sands markets. As with Joy on the underground side of our business, order books are filling well into 2005.

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

New Accounting Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”). SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The FASB has concluded that companies could adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, a company would recognize employee compensation cost for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed standard unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of the proposed standard, the modified prospective transition method described above would be applied. We will adopt SFAS No. 123(R) and will continue to evaluate the impact the adoption of this standard will have on our results of operations.

        On May 19, 2004, FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This statement applies to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003; and (b) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. FSP No. 106-2 became effective for us on September 1, 2004 and did not have a material effect on us.

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

Interest Rate Risk

        We are exposed to market risk from changes in interest rates on long-term debt obligations. We manage this risk through the use of a combination of fixed and variable rate debt (See Note 4 – Borrowings and Credit Facilities). At October 30, 2004 we were not party to any interest rate derivative contracts.

Foreign Currency Risk

        Most of our foreign subsidiaries use local currencies as their functional currency. For consolidation purposes, assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity. Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During Fiscal 2004, we incurred a loss of $570,000 arising from foreign currency transactions. Foreign exchange derivatives at October 30, 2004 were in the form of forward exchange contracts executed over the counter. There is a concentration of these contracts held with LaSalle Bank, N.A. as agent for ABN Amro Bank, N.V. which maintains an investment grade rating.

        We have adopted a Foreign Exchange Risk Management Policy. It is a risk-averse policy under which significant exposures that impact earnings and cash flow are fully hedged. Exposures that impact only equity or do not have a cash flow impact are generally not hedged with derivatives. There are two categories of foreign exchange exposures that are hedged: assets and liabilities denominated in a foreign currency, which include net investment in a foreign subsidiary, and future committed receipts or payments denominated in a foreign currency. These exposures normally arise from imports and exports of goods and from intercompany trade and lending activity.

        The fair value of our forward exchange contracts at October 30, 2004 is analyzed in the following table of dollar equivalent terms:

In thousands of US Dollars	Maturing in 2005
	Buy	Sell
U.S. Dollar	(1,147)	2,360
Australian Dollar	13	1
British Pound Sterling	106	(3)
South African Rand	(143)	(8)
Euro	33	(21)

Item 8. Financial Statements and Supplementary Data

Unaudited Quarterly Financial Data

        The following table sets forth certain unaudited operating data for our four quarters ended October 30, 2004, and November 1, 2003.

	2004 Fiscal Quarter Ended
(In thousands except per share amounts)	January 31	May 1	July 31	October 30
Net sales	$283,686	$337,682	$381,920	$428,879
Gross profit	69,795	91,113	99,857	121,448
Operating income	7,727	22,486	29,915	47,553
Net income	938	18,840	16,255	19,289
Earnings Per Share :
Basic	$0.02	$0.36	$0.31	$0.36
Diluted	$0.02	$0.35	$0.30	$0.35
Dividends Per Share	$0.05	$0.075	$0.075	$0.075

	2003 Fiscal Quarter Ended
(In thousands except per share amounts)	February 1	May 3	August 2	November 1
Net sales	$239,161	$298,888	$300,091	$377,826
Gross profit	53,125	71,932	75,281	92,764
Operating income (loss)	(3,282)	11,053	15,867	24,044
Net income (loss)	(5,527)	2,397	6,541	15,105
Earnings (Loss) Per Share - Basic and Diluted
Net income (loss) per share	$(0.11)	$0.05	$0.13	$0.30

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9a.Controls and Procedures

        Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 30, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

        Internal Control Over Financial Reporting. Beginning with our annual report on Form 10-K for Fiscal 2005, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal control over financial reporting and related attestation by our independent accounting firm.

        In the course of conducting its audit of our financial statements for Fiscal 2004, our independent accounting firm, Ernst & Young LLP (“E&Y”), informed members of our senior management and the Audit Committee of our Board of Directors that, in E&Y’s judgment, our procedures for assessing the need for a valuation allowance against net deferred tax assets in Australia involved a deficiency in internal controls. In E&Y’s view, this deficiency constituted a material weakness due to the amounts involved. Accounting for deferred tax assets is a critical accounting policy that requires management to make various judgments, and our management believes that its controls in this area were sufficient. Nevertheless, we have enhanced the procedures we will follow in this area in future periods. Starting in Fiscal 2005, we plan to engage an independent tax consulting firm to assist with our evaluation of the judgmental issues concerning tax accounting and tax reserves. These enhanced procedures have been reviewed by our Audit Committee. In addition, we anticipate that we will continue to make additional improvements to our internal controls in connection with our annual management assessments of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. For a further discussion of our valuation allowances against net deferred tax assets, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Income Taxes” under Item 7.

Item 9b. Other Information

      None

PART III

Item 10. Directors and Executive Officers of the Registrant

        We incorporate by reference herein the section entitled “ELECTION OF DIRECTORS,” “AUDIT COMMITTEE FINANCIAL EXPERT” and “OTHER INFORMATION — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be mailed to stockholders in connection with our 2005 annual meeting.

        Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3) and information regarding our Code of Ethics for CEO and Senior Financial Officers is included in “Item 1. Business – Available Information” of this Form 10-K, both of which are incorporated herein by reference.

Item 11. Executive Compensation

        We incorporate by reference herein the section entitled “EXECUTIVE COMPENSATION” in our Proxy Statement to be mailed to stockholders in connection with our 2005 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        We incorporate by reference herein the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in our Proxy Statement to be mailed to stockholders in connection with our 2005 annual meeting.

Item 13. Certain Relationships and Related Transactions

        We incorporate by reference herein the section “EXECUTIVE COMPENSATION — Certain Business Relationships” in our Proxy Statement to be mailed to stockholders in connection with our 2005 annual meeting.

Item 14. Principal Accounting Fees and Services

        We incorporate by reference herein the section entitled “AUDITORS, AUDIT FEES AND AUDITOR INDEPENDENCE” in our Proxy Statement to be mailed to stockholders in connection with our 2005 annual meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Exhibits

Number	Exhibit
2.1	Third Amended Joint Plan of Reorganization, as modified, of the Debtors Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
3.1	Amended and Restated Certificate of Incorporation of Joy Global Inc. (incorporated by reference to Exhibit 3.1 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
3.2	Amended and Restated Bylaws of Joy Global Inc., as amended January 15, 2002 (incorporated by reference to Exhibit 3(b) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299).
3.3	Certificate of Designations of Joy Global Inc. dated July 15, 2002 (incorporated by reference to Exhibit 3(a) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299).
4.1	Specimen common stock certificate of Joy Global Inc. (incorporated by reference to Exhibit 4.4 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
4.2	Indenture dated as of March 18, 2002, among Joy Global Inc., the Subsidiary Guarantors and Wells Fargo Bank Minnesota, N.A. relating to 8.75% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.1 to current report of Joy Global Inc. on Form 8-K dated March 13, 2002, File No. 01-9299).
4.3	Form of 8.75% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.4 to current report of Joy Global Inc. on Form 8-K dated March 13, 2002, File No. 01-9299).
4.4	Rights Agreement, dated as of July 16, 2002, between Joy Global Inc. and American Stock Transfer and Trust Company, as rights agent, including the Form of Certificate of Designations, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B and C (incorporated by reference to Exhibit 4.1 to Joy Global Inc.’s Form 8-A filed on July 17, 2002, File No. 01-9299).
10.1	Amended and Restated Credit Agreement, dated as of June 25, 2002, among Joy Global inc. as Borrower, the lenders listed therein, Deutsche Bank Trust Company Americas, as Agents, Heller Financial, Inc. and Fleet Capital Corporation, as Co-Syndication Agents, CIT Group/Business Credit, as Documentation Agent and Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Running Manager (incorporated by reference to Exhibit 10(a) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299).
10.2	First Amendment to Amended and Restated Credit Agreement dated as of October 31, 2002 and entered into by and among Joy Global Inc., as Borrower, the lenders named therein, as Lenders, Deutsche Bank Trust Company Americas, as Agents, Heller Financial, Inc. and Fleet Capital Corporation, as Co-Syndication Agents, and CIT Group/Business Credit, as Documentation Agent (incorporated by reference to Exhibit 10(b) to report of Joy Global Inc. on Form 10-K for the year ended November 2, 2002, File No. 01-9299).
10.3	Joy Global Inc. 2001 Stock Incentive Plan, as amended October 16, 2001 (incorporated by reference to Exhibit 10(c) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299). *
10.4	Harnischfeger Industries, Inc. Supplemental Retirement Plan, as amended and restated as of June 3, 1999 (incorporated by reference to Exhibit 10(d) to report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1999, File No. 01-9299). *
10.5	Form of Change in Control Agreement made and entered into as of September 30, 1999, between Harnischfeger Industries, Inc. and James A. Chokey and John Nils Hanson and made and entered into as of May 22, 2000, and June 11, 2001, with Dennis R. Winkleman and Donald C. Roof, respectively (incorporated by reference to Exhibit 10(e) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299). *
10.6	Change in Control Agreement made and entered into as of November 17, 2000 by and between Harnischfeger Industries, Inc. and Michael S. Olsen (incorporated by reference to Exhibit 10(f) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299). *
10.7	Form of Stock Option Agreement dated July 16, 2001 (incorporated by reference to Exhibit 10(g) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299). *
10.8	Form of Performance Unit Agreement entered into as of August 27, 2001, between Joy Global Inc. and James A. Chokey, John Nils Hanson, Michael S. Olsen, Donald C. Roof and Dennis R. Winkleman (incorporated by reference to Exhibit 10(h) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299). *
10.9	Form of Stock Option Agreement dated November 1, 2001 (incorporated by reference to Exhibit 10(i) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299). *
10.10	Joy Global Inc. Annual Bonus Compensation Plan (incorporated by reference to Exhibit 10(j) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299).*
10.11	Form of Stock Option Agreement dated February 1, 2002 (incorporated by reference to Exhibit (a) to report of Joy Global Inc. on Form 10-Q for the quarter ended February 2, 2002, File No. 01-9299). *
10.12	Form of Director Stock Option Agreement dated February 27, 2002 (incorporated by reference to Exhibit 10(d) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299).
10.13	Form of Stock Option Agreement dated May 1, 2002 (incorporated by reference to Exhibit 10(b) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299). *
10.14	Form of Director Stock Option Agreement dated July 16, 2001 (incorporated by reference to Exhibit 10(c) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299).
10.15	Form of Performance Unit Agreement entered into as of November 18, 2002, between Joy Global Inc. and James A. Chokey, John Nils Hanson, Michael S. Olsen, Donald C. Roof, Dennis R. Winkleman, Michael W. Sutherlin and Mark E. Readinger (incorporated by reference to Exhibit 10(o) to report of Joy Global Inc. on Form 10-K for the year ended November 2, 2002, File No. 01-9299). *
10.16	Form of Stock Option Agreement dated November 18, 2002 (incorporated by reference to Exhibit 10(p) to report of Joy Global Inc. on Form 10-K for the year ended November 2, 2002, File No. 01-9299). *
10.17	Amendment No. 1 to Joy Global Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10(b) to report of Joy Global Inc. on Form 10-Q for the quarter ended May 3, 2003, File No. 01-9299). *
10.18	Joy Global Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(a) to report of Joy Global Inc. on Form 10-Q for the quarter ended May 3, 2003, File No. 01-9299). *
10.19	Form of Change of Control Employment Agreement dated as of May 20, 2003. (incorporated by reference to Exhibit 10(t) to report of Joy Global Inc. on Form 10-K for the year ended November 1, 2003, File No. 01-9299)*
10.20	Second Amendment to Amended and Restated Credit Agreement dated as of August 26, 2003 and entered into by and among Joy Global Inc., as Borrower, the lenders named therein, as Lenders, Deutsche Bank Trust Company Americas, as Agents, Heller Financial, Inc. and Fleet Capital Corporation, as Co-Syndication Agents, and CIT Group/Business Credit, as Documentation Agent (incorporated by reference to Exhibit 10(u) to report of Joy Global Inc. on Form 10-K for the year ended November 1, 2003, File No. 01-9299).
10.21	Form of Amendment to Performance Unit Agreement (incorporated by reference to Exhibit 10(v) to report of Joy Global Inc. on Form 10-K for the year ended November 1, 2003, File No. 01-9299).*
10.22	First Amendment to Second Amended and Restated Credit Agreement and Consent dated as of April 19, 2004 and entered into by and among Joy Global Inc., as Borrower, the lenders named therein, as Lenders, Deutsche Bank Trust Company America, as Agent, Heller Financial, Inc. and Fleet Capital Corporation, as Co-Syndication Agents, and CIT Group/Business Credit, as Documentation Agent (incorporated by reference to Exhibit 10(a) to report of Joy Global Inc. on Form 10-Q for the quarter ended May 1, 2004, File No. 01-9299).
10.23	Form of Non-Employee Director Restricted Stock Unit Award Agreement dated May 8, 2003 (incorporated by reference to Exhibit 10(b) to report of Joy Global Inc. on Form 10-Q for the quarter ended May 1, 2004, File No. 01-9299).
10.24	Form of Stock Option Agreement entered into as of January 21, 2004 (incorporated by reference to Exhibit 10(d) to report of Joy Global Inc. on Form 10-Q for the quarter ended May 1, 2004, File No. 01-9299).
10.25	Form of Performance Unit Agreement entered into as of January 21, 2004 between Joy Global Inc. and James A. Chokey, John Nils Hanson, Mark E. Readinger, Donald C. Roof, Michael W. Sutherlin and Dennis R. Winkleman (incorporated by reference to Exhibit 10(e) to report of Joy Global Inc. on Form 10-Q for the quarter ended May 1, 2004, File No. 01-9299).
10.26	Form of Restricted Stock Unit Award Agreement entered into as of January 21, 2004 between Joy Global Inc. and James A. Chokey, John Nils Hanson, Mark E. Readinger, Donald C. Roof, Michael W. Sutherlin and Dennis R. Winkleman (incorporated by reference to Exhibit 10(f) to report of Joy Global Inc. on Form 10-Q for the quarter ended May 1, 2004, File No. 01-9299).
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
24	Powers of Attorney.
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

Joy Global Inc.
Form 10-K Item 8 and Items 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements
And Financial Statement Schedule

        The following Consolidated Financial Statements of Joy Global Inc. and the related Report of Independent Accountants are included in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules:

Item 15(a) (1):
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for the fiscal years ended October 30,
2004, November 1, 2003 and November 2, 2002
Consolidated Balance Sheet at October 30, 2004 and November 1, 2003
Consolidated Statement of Cash Flows for the fiscal years ended October 30,
2004, November 1, 2003 and November 2, 2002
Consolidated Statement of Shareholders' Equity for fiscal years ended October 30, 2004, November 1, 2003 and November 2, 2002
Notes to Consolidated Financial Statements

        The following Consolidated Financial Statement schedule of Joy Global Inc. is included in Item 15(a)(2):

Schedule II. Valuation and Qualifying Accounts

        All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Joy Global Inc.

We have audited the accompanying consolidated balance sheets of Joy Global Inc. as of October 30, 2004 and November 1, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joy Global Inc. at October 30, 2004 and November 1, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement and schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
December 15, 2004

Joy Global Inc.
Consolidated Statement of Income
(In thousands, except for per share data)

	Fiscal Years Ended
	October 30, 2004	November 1, 2003	November 2, 2002
Net sales	$1,432,167	$1,215,966	$1,150,847
Cost of sales	1,049,954	922,864	954,290
Product development, selling
and administrative expenses	277,412	241,507	212,821
Other income	(3,505)	(3,002)	(1,121)
Restructuring charges	625	6,915	--

Operating income (loss)	107,681	47,682	(15,143)
Interest income	4,333	5,065	3,233
Interest expense	(24,284)	(27,031)	(31,038)
Loss on early retirement of debt	--	(261)	(8,100)

Income (loss) before reorganization items	87,730	25,455	(51,048)
Reorganization items	6,842	2,411	7,230

Income (loss) before income taxes and
minority interest	94,572	27,866	(43,818)
(Provision) benefit for income taxes	(39,250)	(9,350)	17,475
Minority interest	--	--	(1,674)

Net income (loss)	$55,322	$18,516	$(28,017)

Net income (loss) per share: (Note 9)
Basic	$1.06	$0.37	$(0.56)

Diluted	$1.03	$0.37	$(0.56)

Average common shares (for per share purposes)
Basic	52,123	50,242	50,169

Diluted	53,624	50,577	50,169

Joy Global Inc.
Consolidated Balance Sheet
(In thousands)

	October 30, 2004	November 1, 2003
ASSETS
Current Assets
Cash and cash equivalents	$231,706	$148,505
Accounts receivable, net	259,897	193,882
Inventories	443,810	382,929
Other current assets	56,639	51,251

Total Current Assets	992,052	776,567

Property, Plant and Equipment:
Land and improvements	14,388	13,940
Buildings	73,649	69,392
Machinery and equipment	227,507	213,705

	315,544	297,037
Accumulated depreciation	(107,570)	(70,936)

	207,974	226,101

Other Assets:
Intangible assets, net	40,213	77,709
Deferred income taxes	129,424	136,192
Other non-current assets	70,696	70,160

	240,333	284,061

Total Assets	$1,440,359	$1,286,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term notes payable, including current
portion of long-term obligations	$3,110	$4,767
Trade accounts payable	139,178	89,136
Employee compensation and benefits	82,472	57,688
Advance payments and progress billings	87,507	36,676
Accrued warranties	31,259	30,443
Income taxes payable	4,910	26,097
Other accrued liabilities	83,416	80,899

Total Current Liabilities	431,852	325,706

Long-term Obligations	202,869	202,912
Other Non-current Liabilities:
Liability for postretirement benefits	44,345	44,992
Accrued pension costs	268,933	313,214
Other	40,312	29,632

	353,590	387,838
Commitments and Contingencies (Note 17)	--	--
Shareholders' Equity
Common stock, $1 par value
(authorized 150,000,000 shares; 53,239,858 and
50,373,567 deemed shares issued at October 30,
2004 and November 1, 2003, respectively.)	53,240	50,373
Capital in excess of par value	640,883	587,459
Retained earnings (deficit)	(45,042)	(85,999)
Accumulated other comprehensive loss	(197,033)	(181,560)

Total Shareholders' Equity	452,048	370,273

Total Liabilities and Shareholders' Equity	$1,440,359	$1,286,729

Joy Global Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Fiscal Years Ended
	October 30, 2004	November 1, 2003	November 2, 2002
Operating Activities:
Net income (loss)	$55,322	$18,516	$(28,017)
Add (deduct) - items not affecting cash:
Loss on debt extinguishment	--	261	8,100
Minority interest	--	--	1,674
Depreciation and amortization	46,177	52,542	59,137
Amortization of financing fees	3,190	3,546	3,515
Fresh start inventory adjustment taken to cost of sales	--	--	53,560
Increase (decrease) in deferred income taxes, net
of change in valuation allowance	(2,390)	(11,642)	(42,189)
Change in long-term accrued pension costs	15,031	(1,121)	(9,715)
Other, net	2,151	3,645	1,007
Contributions to U.S. qualified pension plans	(88,104)	(47,612)	(3,451)
Changes in Working Capital Items:
(Increase) decrease in restricted cash	--	253	19,160
(Increase) decrease in accounts receivable, net	(57,719)	(10,510)	43,553
(Increase) decrease in inventories	(48,146)	65,293	51,017
(Increase) decrease in other current assets	4,750	7,124	(3,702)
Increase (decrease) in trade accounts payable	45,442	7,601	(5,270)
Increase (decrease) in employee compensation and benefits	30,037	30,753	1,358
Increase (decrease) in advance payments and progress billings	49,290	5,695	9,785
Increase (decrease) in other accrued liabilities	7,230	(18,699)	(31,981)

Net cash provided by operating activities	62,261	105,645	127,541

Investment Activities:
Property, plant and equipment acquired	(18,718)	(27,512)	(19,087)
Proceeds from sale of property, plant and equipment	2,330	2,996	3,176
Purchase of equity interest in subsidiary	--	(12,316)	--
Other, net	5,251	6,285	4,266

Net cash used by investment activities	(11,137)	(30,547)	(11,645)

Financing Activities:
Exercise of stock options	44,716	1,917	--
Dividends paid	(14,026)	--	--
Increase (decrease) in short-term notes payable	(1,080)	1,512	1,865
Payments on long-term obligations	(1,010)	(13,174)	(814)
Financing fees	(1,000)	(250)	(9,136)
Issuance of 8.75% Senior Subordinated Notes	--	--	200,000
Redemption of 10.75% Senior Notes	--	--	(113,686)
Payment of Term Loan	--	--	(100,000)
Payment of Credit Agreement	--	--	(63,930)

Net cash provided (used) by financing activities	27,600	(9,995)	(85,701)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	4,477	12,496	1,059

Increase in Cash and Cash Equivalents	83,201	77,599	31,254
Cash and Cash Equivalents at Beginning of Period	148,505	70,906	39,652

Cash and Cash Equivalents at End of Period	$231,706	$148,505	$70,906

Supplemental cash flow information
Interest paid	$22,022	$23,075	$27,732
Income taxes paid	13,745	19,067	19,283

Joy Global Inc.
Consolidated Statement of Shareholders’ Equity
(In thousands)

	Common Stock		Capital in Excess of	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Par Value	(Deficit)	Income (Loss)	Total
Balance at October 31, 2001	50,000	$50,000	$581,898	$(76,498)	$(71,693)	$483,707
Comprehensive income (loss):
Net loss	--	--	--	(28,017)	--	(28,017)
Change in additional minimum pension liability	--	--	--	--	(114,176)	(114,176)
Derivative instrument fair market value adjustment	--	--	--	--	(643)	(643)
Currency translation adjustment	--	--	--	--	6,045	6,045
Total comprehensive loss						(136,791)
Issuance of stock as professional fee payment	228	228	3,472	--	--	3,700

Balance at November 2, 2002	50,228	$50,228	$585,370	$(104,515)	$(180,467)	$350,616
Comprehensive income (loss):
Net income	--	--	--	18,516	--	18,516
Change in additional minimum pension liability	--	--	--	--	(33,652)	(33,652)
Derivative instrument fair market value adjustment	--	--	--	--	585	585
Currency translation adjustment	--	--	--	--	31,974	31,974
Total comprehensive income						17,423
Exercise of stock options	145	145	2,089	--	--	2,234

Balance at November 1, 2003	50,373	$50,373	$587,459	$(85,999)	$(181,560)	$370,273
Comprehensive income (loss):
Net income	--	--	--	55,322	--	55,322
Dividends	--	--	--	(14,365)	--	(14,365)
Change in additional minimum pension liability	--	--	--	--	(22,158)	(22,158)
Derivative instrument fair market value adjustment	--	--	--	--	3,088	3,088
Currency translation adjustment	--	--	--	--	3,597	3,597
Total comprehensive income						25,484
Exercise of stock options	2,867	2,867	53,424	--	--	56,291

Balance at October 30, 2004	53,240	$53,240	$640,883	$(45,042)	$(197,033)	$452,048

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2004

1. Description of Business

Joy Global Inc. is the world’s leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores. Our equipment is used in major mining centers throughout the world to mine coal, copper, iron ore, oil sands and other minerals. We operate in two business segments: underground mining machinery (Joy Mining Machinery or “Joy”) and surface mining equipment (P&H Mining Equipment or “P&H”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining.

We are the direct successor to a business begun 120 years ago and were known as Harnischfeger Industries, Inc. (the “Predecessor Company”) prior to our emergence from protection under Chapter 11 of the U.S. Bankruptcy Code on July 12, 2001 (the “Effective Date”).

2. Significant Accounting Policies

Our significant accounting policies are as follows:

Basis of Presentation — The Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States. The Consolidated Financial Statements include the accounts of Joy Global Inc. and our subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

Principles of Consolidation — The Consolidated Financial Statements include the accounts of all majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could differ from those estimates.

Cash Equivalents — All highly liquid investments with original maturities of three months or less are considered cash equivalents. These primarily consist of money market funds and to a lesser extent, certificates of deposit and commercial paper. Cash equivalents were $189.5 million and $108.0 million at October 30, 2004 and November 1, 2003, respectively.

Inventories— Our inventories are carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for all inventories. We evaluate the need to record adjustments for inventory on a regular basis. Our policy is to evaluate all inventory including raw material, work-in-process, finished goods, and spare parts. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are our estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

Property, Plant and Equipment — Property, plant and equipment are stated at historical cost. Expenditures for major renewals and improvements are capitalized, while maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred. For financial reporting purposes, plant and equipment are depreciated primarily by the straight-line method over the estimated useful lives of the assets which generally range from 5 to 20 years for improvements, from 33 to 50 years for buildings and from 3 to 15 years for machinery and equipment. Depreciation expense was $38.4 million, $36.8 million and $36.5 million for Fiscal 2004, Fiscal 2003, and Fiscal 2002, respectively. Depreciation claimed for income tax purposes is computed by accelerated methods.

Impairment of Long-Lived Assets — Our policy is to assess the realizability of our held and used long-lived assets and to evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flow is less than the carrying value. The amount of any impairment then recognized is calculated as the difference between the estimated future discounted cash flow and the carrying value of the asset.

Intangible Assets —Intangible assets include software, drawings, patents, trademarks, technology and other specifically identifiable assets. Indefinite-lived intangible assets are not being amortized; however, they are evaluated annually, or more frequently if events or changes occur that suggest impairment in carrying value. Finite-lived intangible assets are amortized using the straight-line method.

Other Non-current Assets — Other non-current assets primarily include prepaid pension assets, deferred financing costs related to the credit agreement and bond issuance costs which are being amortized over the terms of the credit agreement and bonds, respectively.

Foreign Currency Translation — Exchange gains or losses incurred on transactions conducted by one of our operations in a currency other than the operation’s functional currency are normally reflected in cost of sales in our Consolidated Statement of Income. An exception is made where the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future, in which case the transaction gain or loss is included in shareholders’ equity as an element of accumulated other comprehensive income (loss). Assets and liabilities of international operations that have a functional currency that is not the U.S. dollar are translated into U.S. dollars at year-end exchange rates and revenue and expense items are translated using weighted average exchange rates. Any adjustments arising on translations are included in shareholders’ equity as an element of accumulated other comprehensive income (loss). Assets and liabilities of operations which have the U.S. dollar as their functional currency (but which maintain their accounting records in local currency) have their values remeasured into U.S. dollars at year-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses arising on remeasurement of the values into U.S. dollars are recognized in cost of sales. Pre-tax foreign exchange gains (losses) included in operating income were $(0.6) million, $(0.3) million and $0.1 million for Fiscal 2004, Fiscal 2003, and Fiscal 2002, respectively.

Foreign Currency Hedging and Derivative Financial Instruments — We enter into derivative contracts, primarily foreign currency forward contracts, to protect against fluctuations in exchange rates. These contracts are for committed transactions, receivables and payables denominated in foreign currencies and net investment hedges and not for speculative purposes. All current contracts mature within 12 months. Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or in the balance sheet as other comprehensive income.

During Fiscal 2004 and Fiscal 2003, there were no derivative instruments that were deemed to be ineffective. The amounts included in Accumulated Other Comprehensive Loss will be reclassified into income when the forecasted transaction occurs, generally within the next twelve months.

Comprehensive Income (Loss) — SFAS No. 130, “Reporting Comprehensive Income”, requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. We have chosen to report Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) which encompasses net income, foreign currency translation, minimum pension liability and unrealized gain (loss) on derivatives in the Consolidated Statement of Shareholders’ Equity. Cumulative balances for foreign currency translation, minimum pension liability and unrealized gain (loss) on derivatives were $38.5 million and $(239.0) million and $3.5 million, respectively, at October 30, 2004, $34.9 million and $(216.9) million and $0.4 million, respectively, at November 1, 2003 and $3.0 million and $(183.2) million and $(0.2) million, respectively, at November 2, 2002.

Revenue Recognition — We generally recognize revenue at the time of shipment and passage of title for sales of products and at the time of performance for sales of services. We recognize revenue on long-term contracts, such as the manufacture of mining shovels, drills, draglines and roof support systems, using either the percentage-of-completion or completed contract methods. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified.

We have life cycle management contracts with customers to supply parts and service for terms of 1 to 13 years. These contracts are set up based on the projected costs and revenues of servicing the respective machines over the specified contract terms. Customers are generally billed monthly and the respective deferred revenues are recorded when billed. Revenue is recognized in the period in which parts are supplied or services provided.

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

Income Taxes — Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and for tax loss carryforwards. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that we will not realize the benefit of such assets. Certain tax benefits existed as of the Effective Date but were offset by valuation allowances. The utilization of these pre-emergence benefits to reduce income taxes paid to federal, state, and foreign jurisdictions does not reduce our income tax expense. Realization of net operating loss, tax credits and other deferred tax benefits from pre-emergence attributes will first reduce other intangibles until exhausted, and thereafter will be credited to additional paid in capital.

Accounting For Stock Options — The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,”(“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The Company is required under SFAS 123 to disclose pro forma information regarding the stock awards made to its employees based on specified valuation techniques that produce estimated compensation charges. The pro forma information is as follows (in thousands, except per share data):

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Net income (loss):
As reported	$ 55,322	$ 18,516	$ (28,017)
Stock-based compensation expense included in
reported net income, net of related taxes	9,363	2,852	--
Stock -based compensation expense determined
under SFAS No. 123, net of related taxes	(9,097)	(6,977)	(8,176)

Pro forma	$ 55,588	$ 14,391	$ (36,193)

Net income (loss) per share:
Basic, as reported	$ 1.06	$.0.37	$ (0.56)

Basic, pro forma	$ 1.07	$.0.28	$ (0.72)

Diluted, as reported	$ 1.03	$.0.37	$ (0.56)

Diluted, pro forma	$ 1.04	$.0.28	$ (0.72)

The weighted-average grant-date fair value of options granted during Fiscal 2004, Fiscal 2003 and Fiscal 2002 were $5.9 million, $5.3 million and $21.1 million, respectively. The fair value of these stock awards at the date of grant was estimated using the Black-Scholes model with the following assumptions:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Risk free interest rate	4.2%	4.5%	4.4%
Expected volatility	51%	37%	59%
Expected life	5.0	7.0	7.0
Dividend yield	1.14%	--	--

Research and Development Expenses — Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $8.3 million, $6.6 million and $6.5 million for Fiscal 2004, 2003 and 2002, respectively.

Earnings Per Share — Basic income (loss) per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the reporting period. Diluted income (loss) per common share is computed similar to basic earnings per share except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options, performance units and restricted stock if dilutive. See Note 9 –Earnings Per Share for further information.

New Accounting Pronouncements — On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”). SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The FASB has concluded that companies could adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Using the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Using the modified retrospective method, a company would recognize employee compensation cost for periods presented prior to the adoption of the proposed standard in accordance with the original provisions of SFAS No. 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed standard unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of the proposed standard, the modified prospective transition method described above would be applied. We will adopt SFAS No. 123 (revised 2004) on July 31, 2005 and will continue to evaluate the impact the adoption of this standard will have on our results of operations.

On May 19, 2004, FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This staff position applies to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003; and (b) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. FSP No. 106-2 became effective for the Company on September 1, 2004 and did not have a material effect on the Company.

3.Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We have completed an impairment analysis of our indefinite-lived intangible assets in accordance with the provisions of SFAS No. 142 and have determined that an impairment charge is not required.

		October 30, 2004			November 1, 2003
In thousands	Estimated Useful Lives	Gross Carrying Amount		Accumulated Amortization	Gross Carrying Amount		Accumulated Amortization
Finite lived intangible assets:
Software	3 years	$23,420		$(20,638)	$21,112		$(16,524)
Engineering drawings	10-15 years	3,432	(1)	(698)	10,535	(1)	(4,299)
Repair and maintenance contracts	2-5 years	1,208	(1)	(645)	8,625	(1)	(6,582)
Patents	11-14 years	7,131	(1)	(2,828)	12,924	(1)	(4,960)
Unpatented technology	35 years	16,858		(970)	35,632		(2,722)

Subtotal		52,049		(25,779)	88,828		(35,087)
Indefinite lived intangible assets:
Trademarks		9,486		--	19,777		--
Pension		4,457		--	4,191		--

Subtotal		13,943		--	23,968		--

Total intangible assets		$65,992		$(25,779)	$112,796		$(35,087)

(1)  During Fiscal 2004 and Fiscal 2003, we adjusted valuation allowances and other tax reserves (see Note 5 –Income Taxes). In accordance with the provisions of SOP 90-7 and FAS No. 109, adjustments to these allowances and other tax reserves that existed as of the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter will be reported as additional paid in capital.

The following table summarizes the impact of the tax valuation allowance and tax reserve adjustments on our intangible assets. Intangible assets were allocated on a pro rata share based on their net carrying value.

In thousands	Gross Carrying Amount	Valuation Allowance and Other Tax Reserves	Adjusted Carrying Amount
Fiscal 2004
Trademarks	19,777	(10,291)	9,486
Unpatented technology	32,911	(16,053)	16,858
Engineering drawings	6,235	(2,803)	3,432
Patents	9,511	(2,380)	7,131
Repair and maintenance contracts	2,042	(834)	1,208
Software	23,420	--	23,420

	$93,896	$(32,361)	$61,535

Fiscal 2003
Trademarks	50,963	(31,186)	19,777
Unpatented technology	85,749	(50,117)	35,632
Engineering drawings	20,103	(9,568)	10,535
Patents	20,962	(8,038)	12,924
Repair and maintenance contracts	12,259	(3,634)	8,625
Software	21,112	--	21,112

	$211,148	$(102,543)	$108,605

Amortization expense was $7.8 million, $15.7 million and $22.6 million for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. Estimated future annual amortization expense is as follows:

In thousands
For the fiscal year ending:
2005	$4,837
2006	2,339
2007	1,521
2008	1,103
2009	1,103

Trademarks are not amortized but will be reviewed for impairment annually. Our reportable segments have been defined as reporting units for purposes of testing intangible assets for impairment.

4. Borrowings and Credit Facilities

On January 23, 2004, we entered into a second amended and restated credit agreement (the “Credit Agreement”) relating to a $200 million revolving credit facility maturing on October 15, 2008. Substantially all of our assets and our domestic subsidiaries’ assets, other than real estate, are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (3.25% to 2.00%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) plus the applicable margin (2.25% to 1.00%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving credit facility. In 2002, we issued $200 million in 8.75% Senior Subordinated Notes due March 15, 2012. We have since repurchased $14.5 million of these notes subsequent to our fiscal year-end.

Both the Credit Agreement and Senior Subordinated Note Indenture contain restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness, liens, asset sales, and capital expenditures. The covenants in the Senior Subordinated Note Indenture are generally less restrictive than the covenants in the Credit Agreement. Interest coverage, leverage and fixed charge coverage covenants in the Credit Agreement generally become more restrictive over the term of the agreement. At October 30, 2004, we were in compliance with all financial covenants in the Credit Agreement and the Indenture.

At October 30, 2004, there were no outstanding direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $200 million credit limit, totaled $79.8 million. The amount available for borrowings under the Credit Agreement is also limited by a borrowing base calculation. At October 30, 2004, there was $120.2 million available for borrowings under the Credit Agreement.

        Direct borrowings and capital lease obligations consisted of the following:

In thousands	October 30, 2004	November 1, 2003
Domestic:
Credit Facility	$--	$--
8.75% Senior Subordinated Notes	200,000	200,000
Capital leases	230	649
Foreign:
Capital leases	3,185	3,345
Other	267	308
Short-term notes payable and bank overdrafts	2,297	3,377

	205,979	207,679
Less: Amounts due within one year	(3,110)	(4,767)

Long-term Obligations	$202,869	$202,912

The aggregate maturities of debt consist of the following (in thousands): FY 2005 —$3,110; FY 2006 — $952; FY 2007 — $399; FY 2008 — $451, FY 2009 and thereafter — $201,067.

5. Income Taxes

The consolidated provision (benefit) for income taxes included in the Consolidated Statement of Income consisted of the following:

In thousands	Fiscal 2004	Fiscal 2003	Fiscal 2002
Current provision (benefit)
Federal	$12,058	$1,131	$(6,124)
State	821	517	311
Foreign	15,028	20,949	12,133

Total current	27,907	22,597	6,320

Deferred provision (benefit)
Federal	4,880	(3,497)	(22,807)
State	1,508	(500)	(3,258)
Foreign	4,955	(9,250)	2,270

Total deferred	11,343	(13,247)	(23,795)

Total consolidated income tax
provision (benefit)	$39,250	$9,350	$(17,475)

The components of income (loss) for our domestic and foreign operations were as follows:

In thousands	Fiscal 2004	Fiscal 2003	Fiscal 2002
Domestic income (loss)	$53,017	$(6,980)	$(83,671)
Foreign income (loss)	41,555	34,846	39,853

Pre-tax income (loss) from
continuing operations	$94,572	$27,866	$(43,818)

The reconciliation between the income tax provisions (benefits) recognized in our Consolidated Statement of Income and the income tax provisions (benefits) computed by applying the statutory federal income tax rate to the income (loss) from continuing operations are as follows:

In thousands	Fiscal 2004	Fiscal 2003	Fiscal 2002
Income tax computed at federal
statutory tax rate	$33,101	$9,753	$(15,336)
Sub-part F income and foreign
dividends	3,703	1,414	4,437
EIE Income Exclusion	--	--	(1,190)
Tax on Undistributed Foreign Earnings	(5,509)	5,509	--
Differences in foreign and U.S.
tax rates	(6,098)	(4,807)	(718)
State income taxes, net of federal
tax impact	(1,464)	(255)	(3,724)
Resolution of Prior Years' Tax Issues	(3,492)	(7,993)	(3,768)
Other items, net	681	737	228
Valuation allowance	18,328	4,992	2,596

	$39,250	$9,350	$(17,475)

The components of the net deferred tax asset are as follows:

In thousands	Fiscal 2004	Fiscal 2003
Deferred tax assets:
Reserves not currently deductible	$29,415	$24,535
Employee benefit related items	130,141	166,364
Tax credit carryforwards	21,437	20,704
Tax loss carryforwards	430,924	380,010
Inventories	20,340	14,499
Other, net	19,635	19,684
Valuation allowance	(435,167)	(396,841)

Total deferred tax assets	216,725	228,955

Deferred tax liabilities:
Depreciation and amortization in excess
of book expense	40,084	38,229
Intangibles	11,927	25,994

Total deferred tax liabilities	52,011	64,223

Net deferred tax asset	$164,714	$164,732

The net deferred tax assets are reflected in the accompanying balance sheet as follows:

In thousands	Fiscal 2004	Fiscal 2003
Current deferred tax assets	$35,290	$28,540
Long term deferred tax asset	129,424	136,192
Current deferred tax liability	--	--
Long-term deferred tax liability	--	--

Net deferred tax asset	$164,714	$164,732

At October 30, 2004, we had general business tax credits of $16.4 million expiring in 2008 through 2013 and alternative minimum tax credit carryforwards of $5.0 million which do not expire.

We have tax loss carryforwards consisting of a gross U.S. Federal operating loss carryforward of $813.7 million expiring in 2020 through 2023 with a net tax benefit of $284.8 million; tax benefits related to U.S. state operating loss carryforwards of $102.8 million with various expiration dates; and tax benefits related to foreign carryforwards of $43.4 million with various expiration dates. Included in these foreign loss carryforwards are losses with tax benefits of $41.9 that have no expiration date. For financial statement purposes, future tax benefits related to the recognition of net operating losses are subject to review as to the future realizability of these amounts. As such, valuation reserves have been established against those loss carryforward amounts for which realizability was not considered more likely than not.

Because our Plan of Reorganization provided for substantial changes in our ownership, there are annual limitations on the portions of the federal and state net operating loss carryforwards that existed at the time of our emergence from bankruptcy which we may be able to utilize on our income tax returns. This annual limitation is an amount equal to the value of our stock immediately before the ownership change adjusted to reflect the increase in value of the Company resulting from the cancellation of creditor’s claims multiplied by a federally mandated long-term tax exempt rate. The annual federal limitation originally calculated was approximately $45.7 million and could be increased by certain transactions which result in recognition of “built-in” gains – unrecognized gains existing as of the date we emerged from bankruptcy. During Fiscal 2003, the Internal Revenue Service issue Notice 2003-65 which allows for additional modifications to the annual limitation as originally determined. Based upon the guidance from this ruling and applying it to our facts at the time of emergence from bankruptcy, the Company has recomputed the amount of U.S. net operating loss that it is entitled to utilize since Fiscal 2001. As a result of this recalculation, the total amount of the U.S. Federal net operating loss carryforward not subject to the annual limitation was approximately $555.6 million at October 30, 2004. The state limitations vary by taxing jurisdictions.

Annually, we reassess our position on the creation and continuation of valuation reserves and adjust the reserve balances where we feel it appropriate based upon past, current, and projected profitability in the various geographical areas in which we conduct business and available tax strategies. Additionally, the U.S. carryforwards were reduced upon emergence from bankruptcy due to the rules and regulations in the Internal Revenue Code related to cancellation of indebtedness income that is excluded from taxable income. These adjustments are included in the net operating loss values detailed above.

At October 30, 2004, our net deferred tax asset, including loss and credit carryforwards and excluding valuation allowances, was $164.7 million. We have reviewed the realization of net operating losses, tax credits, and net other deferred tax assets in each statutory location in which we conduct our business and established valuation reserves against those net deferred tax assets whose realizability we have determined is not more likely than not. The continued need for valuation reserves will be assessed at least annually to determine the propriety of recognizing additional deferred tax assets. Additionally, our emergence from bankruptcy in Fiscal 2001 did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for our tax reporting. Therefore, the fresh start adjustments created new deferred tax items which have been recognized concurrently with the recognition of the respective fresh start accounting adjustments since Fiscal 2001 and into Fiscal 2004.

In addition, as it relates to the valuation reserves currently recorded that arose in pre-emergence years, our reorganization has resulted in a significantly modified capital structure by which SOP 90-7 requires us to apply fresh start accounting. Under fresh start accounting, reversals of valuation reserves recorded against deferred tax assets that existed as of the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter are reported as additional paid in capital. Consequently, we will recognize cash tax savings in the year of asset recognition without the corresponding benefit to income tax expense. The balance of the amount of valuation reserves for which this treatment is required was $282.3 million at October 30, 2004.

Similar to the treatment of pre-emergence deferred tax valuation reserves, amounts reserved pre-emergence relating to future income tax contingencies also require special treatment under fresh start accounting. Reversals of tax contingency reserves that are no longer required due to the resolution of the underlying tax issue and were recorded at the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter are reported as an adjustment to income tax expense. Consistent with prior years, we have reviewed the amounts so reserved and adjusted the balances to the amounts deemed appropriate with the corresponding adjustment treated as a reduction to other intangibles.

As of October 30, 2004, U.S. income taxes, net of foreign taxes paid or payable, have not been provided on the undistributed profits of foreign subsidiaries as all undistributed profits of foreign subsidiaries are deemed to be permanently reinvested. It is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Such unremitted earnings of subsidiaries which have been or are intended to be permanently reinvested were $230.8 million at October 30, 2004. The deferred income taxes provided as of November 1, 2003 relating to an anticipated dividend from a South African affiliate were reversed in the current year as the dividend was not consummated as originally planned.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law by President George W. Bush. Included in this Act is a provision that provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated within a specified statutory time frame. Due to the timing of the enactment of this provision and the lack of clarification of certain key provisions, we have not had adequate time to assess the impact of this provision on our stated policy of the permanent reinvestment of foreign unremitted earnings. Based upon a preliminary assessment of our unremitted earnings, we currently estimate that the range of potential distributions could be between $0 and $44 million. We expect to analyze the applicability of and opportunities presented by this provision in the coming Fiscal Year.

Cash taxes paid for Fiscal 2002, Fiscal 2003, and Fiscal 2004 were $19.3 million, $19.1 million, and $13.7 million, respectively.

6. Accounts Receivable

Consolidated accounts receivable consisted of the following:

In thousands	October 30, 2004	November 1, 2003
Trade receivables	$235,918	$176,428
Unbilled receivables (due within one year)	29,657	25,099
Allowance for doubtful accounts	(5,678)	(7,645)

	$259,897	$193,882

We provide for bad debt on a specific account identification basis.

7. Inventories

Consolidated inventories consisted of the following:

In thousands	October 30, 2004	November 1, 2003
Finished goods	$244,244	$226,758
Work-in-process and purchased parts	164,660	131,512
Raw materials	34,906	24,659

	$443,810	$382,929

8. Warranties

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

The following table reconciles the changes in the product warranty reserve:

In thousands	Fiscal 2004	Fiscal 2003
Balance, beginning of period	$30,443	$33,904
Accrual for warranty expensed during the period	20,654	18,728
Settlements made during the period	(19,881)	(20,130)
Change in liability for pre-existing warranties
during the period, including expirations	(1,826)	(3,656)
Effect of foreign currency translation	1,869	1,597

Balance, end of period	$31,259	$30,443

9. Earnings Per Share

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations in accordance with SFAS No. 128:

In thousands except per share amounts	Fiscal 2004	Fiscal 2003	Fiscal 2002
Numerator:
Net income (loss)	$55,322	$18,516	$(28,017)

Denominator:
Denominator for basic earnings per share-
Weighted average shares	52,123	50,242	50,169
Effect of dilutive securities:
Stock options, restricted stock and
Performance units	1,501	335	--

Denominator for diluted earnings per share-
Adjusted weighted average shares and
Assumed conversions	53,624	50,577	50,169

Net income (loss) per share:
Basic	$1.06	$0.37	$(0.56)

Diluted	$1.03	$0.37	$(0.56)

Options to purchase approximately 3,529,000 shares of common stock were outstanding at November 2, 2002 but were not included in the computation of diluted earnings per share because the additional shares would reduce the (loss) per share amount from continuing operations, and therefore, the effect would be anti-dilutive.

10. Pensions and Other Employee Benefits

The Company and its subsidiaries have a number of defined benefit, defined contribution and government mandated pension plans covering substantially all employees. Benefits from these plans are based on factors that include various combinations of years of service, fixed monetary amounts per year of service, employee compensation during the last years of employment and the recipient’s social security benefit. Our funding policy with respect to qualified plans is to contribute annually not less than the minimum required by applicable law and regulation nor more than the amount which can be deducted for income tax purposes. We also have an unfunded nonqualified supplemental pension plan that is based on credited years of service and compensation during the last years of employment. For our qualified and non-qualified pension plans and the post-retirement welfare plans we use the last Saturday closest to October 31 as our measurement date which coincides with our fiscal year end.

Certain plans outside the United States, which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of October 30, 2004 and November 1, 2003.

We also have a defined contribution benefit plan (401(k) plan). Substantially every U.S. employee of the Company (except any employee who is covered by a collective bargaining agreement, which does not provide for such employee’s participation in the plan) is eligible to participate in the plan. Under the terms of the plan, the Company matches 25% of participant salary reduction contributions up to the first 6% of the participant’s compensation, subject to limitations. We recognized costs for matching contributions of $1.5 million, $1.2 million, and $1.0 million, for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

We recorded additional minimum pension liabilities of $22.4 million and $36.6 million in Fiscal 2004 and Fiscal 2003, respectively, to recognize the unfunded accumulated benefit obligations of certain plans. Corresponding amounts are required to be recognized as intangible assets to the extent of the unrecognized prior service cost and the unrecognized net transition obligation on an individual plan basis. Any excess of the minimum pension liability above the intangible asset is recorded as a separate component and reduction in shareholders’ equity. Intangible pension assets of $0.3 million and $2.9 million were recognized in Fiscal 2004 and Fiscal 2003, respectively. The balance of $239.0 million and $216.9 million in Fiscal 2004 and Fiscal 2003, respectively, were included in shareholders’ equity.

Total pension expense for all defined benefit plans was $22.0 million, $14.2 million and $2.7 million for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively. Total pension expense for all defined contribution plans was $3.8 million, $2.1 million and $1.6 million for Fiscal 2004, Fiscal 2003 and Fiscal 2002, respectively.

Net periodic pension costs for U.S. plans and plans of subsidiaries outside the United States included the following components:

	U.S. Pension Plans			Non-U.S. Pension Plans
In thousands	Fiscal 2004	Fiscal 2003	Fiscal 2002	Fiscal 2004	Fiscal 2003	Fiscal 2002
Components of Net
Periodic Benefit Cost (Income)
Service cost	$11,389	$10,441	$9,948	$5,529	$4,533	$3,709
Interest cost	42,990	42,825	41,647	27,140	23,496	20,596
Expected return on assets	(42,113)	(38,476)	(40,766)	(32,855)	(29,401)	(32,936)
Amortization of:
Prior service cost	361	360	83	1	1	--
Actuarial loss	6,676	421	21	2,840	33	6

Net periodic benefit cost (income)
before curtailment and
termination charges (credits)	19,303	15,571	10,933	2,655	(1,338)	(8,625)
Curtailment and termination
charges (credits):
Special termination benefit charge	--	--	285	--	--	--
Curtailment charge (credit)	--	--	87	--	--	--

Total net periodic benefit cost (income)	$19,303	$15,571	$11,305	$2,655	$(1,338)	$(8,625)

Changes in the projected benefit obligations and pension plan assets relating to the Company’s defined benefit pension plans together with a summary of the amounts recognized in the Consolidated Balance Sheet are set forth in the following table:

	U.S. Pension Plans		Non-U.S. Pension Plans
In thousands	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Change in Benefit Obligations
Net benefit obligations at beginning of year	$696,354	$619,656	$460,091	$390,471
Service cost	11,389	10,441	5,529	4,533
Interest cost	42,990	42,825	27,140	23,496
Plan participants' contributions	--	--	1,364	1,244
Plan amendments	658	--	--	16
Actuarial loss (gain)	46,375	59,997	(10,969)	19,764
Currency fluctuations	--	--	37,946	37,488
Gross benefits paid	(38,160)	(36,565)	(21,799)	(16,921)

Net benefit obligations at end of year	$759,606	$696,354	$499,302	$460,091

Change in Plan Assets
Fair value of plan assets at beginning of year	$430,834	$348,791	$381,128	$324,633
Actual return on plan assets	59,389	69,917	29,819	35,685
Currency fluctuations	--	--	31,931	31,382
Employer contributions	89,178	48,691	6,241	5,105
Plan participants' contributions	--	--	1,363	1,244
Gross benefits paid	(38,160)	(36,565)	(21,799)	(16,921)

Fair value of plan assets at end of year	$541,241	$430,834	$428,683	$381,128

Funded Status, Realized and Unrealized Amounts
Funded status at end of year	$(218,365)	$(265,520)	$(70,619)	$(78,963)
Unrecognized net actuarial loss	198,359	175,933	112,366	114,056
Unrecognized prior service cost	4,229	3,933	16	16

Net amount recognized at end of year	$(15,777)	$(85,654)	$41,763	$35,109

Amounts Recognized in the Consolidated
Balance Sheet Consist of:
Prepaid benefit cost	$2,864	$--	$48,638	$41,574
Accrued benefit liability	(18,641)	(85,654)	(6,875)	(6,465)
Additional minimum liability	(165,425)	(144,088)	(78,050)	(76,963)
Intangible asset	4,441	4,175	16	16
Accumulated other comprehensive income	160,984	139,913	78,034	76,947

Net amount recognized at end of year	$(15,777)	$(85,654)	$41,763	$35,109

The principal assumptions used in determining the funded status and net periodic benefit cost of our pension plans are set forth in the following table. The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

	U.S. Pension Plan			Non-U.S. Pension Plans
	2004	2003	2002	2004	2003	2002
Discount rate	5.75%	6.25%	7.00%	5.63%	5.62%	5.88%
Expected return on plan assets	9.00%	9.00%	9.50%	7.55%	7.60%	9.52%
Rate of compensation increase	3.75%	3.75%	4.00%	4.08%	4.10%	4.12%

The defined benefit plans had the following target allocation and weighted-average asset allocations as of October 30, 2004 and November 1, 2003.

	Percentage of Plan Assets
	U.S. Pension Plan			Non-U.S. Pension Plans
Asset Category	Target Allocation	Fiscal 2004	Fiscal 2003	Target Allocation	Fiscal 2004	Fiscal 2003
Equity Securities	70.00%	69.90%	70.90%	45.50%	51.50%	52.50%
Debt Securities	30.00%	30.10%	29.10%	44.50%	39.40%	47.50%
Real Estate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Other	0.00%	0.00%	0.00%	10.00%	9.10%	0.00%

Total	100.00%	100.00%	100.00%	100.00%	100.00%	100.00%

The plan’s assets are invested to maximize funded ratios over the long-term while managing the risk that funded ratios fall meaningfully below 100%. This objective to maximize the plan’s funded ratio is based on a long-term investment horizon, so that interim fluctuations should be viewed with appropriate perspective.

The desired investment return objective is a long-term average annual real rate of return on assets that is approximately 6.5% greater than the assumed inflation rate. The target rate of return is based upon an analysis of historical returns supplemented with an economic and structural review for each asset class. There is no assurance that these objectives will be met.

The following pension benefit payments (which include expected future service) are expected to be paid in each of the following fiscal years.

In thousands	U.S. Pension Plans	Non-U.S. Pension Plans
2005	$38,233	$21,211
2006	39,158	21,441
2007	40,060	22,400
2008	41,277	24,431
2009	42,744	24,113
2010-2014	240,343	135,504

The projected benefit obligations, accumulated benefits obligations and fair value of plan assets for underfunded and overfunded plans have been combined for disclosure purposes. The projected benefit obligations, accumulated benefit obligations, and fair value of assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan's Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan's Assets
In thousands	2004	2003	2004	2003
Projected Benefit Obligation	$1,220,280	$1,156,445	$1,220,280	$1,118,937
Accumulated Benefit Obligation	1,152,853	1,085,290	1,152,853	1,054,221
Fair Value of Plan Assets	929,764	811,962	929,764	777,287

For the fiscal year ending October 29, 2005, we expect to voluntarily contribute between $20 million and $40 million to our U.S. employee pension plan.

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

The components of the net periodic benefit cost associated with our postretirement benefit plans (other than pensions), all of which relate to operations in the U.S., are as follows:

In thousands	Fiscal 2004	Fiscal 2003	Fiscal 2002
Components of net periodic benefit cost:
Service cost	$149	$142	$122
Interest cost	3,143	3,747	3,476
Amortization of actuarial (gain) loss	193	258	(25)

Total net periodic benefit cost
of continuing operations	$3,485	$4,147	$3,573

The following table sets forth the benefit obligations, plan assets, funded status and amounts recognized in our Consolidated Balance Sheet:

In thousands	Fiscal 2004	Fiscal 2003
Change in Benefit Obligations
Net benefit obligations at beginning of year	$57,880	$56,865
Service cost	149	142
Interest cost	3,144	3,747
Actuarial (gain) loss	(5,133)	1,034
Gross benefits paid	(4,020)	(3,908)

Net benefit obligations at end of year	$52,020	$57,880

Change in Plan Assets
Fair value of plan assets at beginning of year	$--	$--
Employer contributions	4,020	3,908
Gross benefits paid	(4,020)	(3,908)

Fair value of plan assets at end of year	$--	$--

Funded Status, Recognized and Unrecognized Amounts
Funded status at end of year	$(52,020)	$(57,880)
Unrecognized net actuarial loss	3,655	8,983

Net amount recognized at end of year	$(48,365)	$(48,897)

Amounts recognized in the Consolidated
Balance Sheet consist of:
Accrued benefit liability
- short-term portion	$(4,020)	$(3,905)
- long-term portion	(44,345)	(44,992)

Net amount recognized at end of year	$(48,365)	$(48,897)

For postretirement benefit obligation measurement purposes, the weighted average discount rate is 5.75 % and 6.25% for Fiscal 2004 and Fiscal 2003, respectively, and the assumed annual rate of increase in the per capita cost of covered health care benefits is 10% and 11% for Fiscal 2004 and Fiscal 2003, respectively. These rates are assumed to decrease 1% per year to an ultimate 5% by Fiscal 2009, and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of October 30, 2004 by $3.7 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would increase by $0.3 million. A one percentage point decrease in the assumed health care cost trend rates each year would decrease the accumulated postretirement benefit obligation as of October 30, 2004 by $3.2 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would decrease by $0.2 million. Postretirement life insurance benefits have a minimal effect on the total benefit obligation.

On December 8, 2003, the President of the United States signed the Medicare Prescription Drug Improvement and Modernization Act of 2003. This Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We currently sponsor retiree health care plans that provide prescription drug benefits to our U.S. retirees.

We have one retiree medical plan which will qualify for the Federal subsidy. We elected to prospectively recognize the effects of the Act during the fourth quarter of fiscal 2004, which reduced the accumulated benefit obligation by approximately $1.0 million and is recognized as an actuarial gain in the preceding table. While the accounting treatment has been addressed, other detailed regulations necessary to implement the Act have not yet been promulgated. These regulations will need to specify how actuarial equivalency must be determined and demonstrated to the Secretary of Health and Human Services and specify the reimbursement mechanism for the subsidy. These final regulations may change the estimated impact of the Act.

12. Shareholders’ Equity and Stock Options

We have 150,000,000 shares of authorized common stock, par value $1.00 per share, 50,000,000 of which will ultimately be distributed in connection with our July 12, 2001 (“Effective Date”) emergence from bankruptcy and are deemed outstanding for accounting purposes at the Effective Date. Under our Plan of Reorganization (“POR”), the 50,000,000 shares are being distributed to holders of allowed claims in the bankruptcy case. As of October 30, 2004, total distributions under the POR were 48,766,577 shares. The remaining 1,233,423 shares are held in a disputed claims equity reserve and will be distributed in accordance with the POR as the two remaining bankruptcy related claims are finally resolved.

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

Our stock incentive plan authorizes the grant of up to 8,056,000 stock options, performance units, restricted stock units and other stock-based awards to officers, employees and directors. As of October 30, 2004, stock option grants aggregating approximately 5.2 million shares of common stock had been made to approximately 250 individuals. Options to purchase 15,000 shares have also been granted to each of our six outside directors. On February 25, 2003, and February 24, 2004, restricted stock unit grants of 5,582 and 2,159, respectively, were made to each of our six outside directors. These restricted stock units vest one year after the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered one year after the director’s service on the board terminates. On January 21, 2004, grants of 47,465 restricted stock units were made to certain executive officers and key employees. These restricted stock units vest over a five-year period with one-third vesting on the third, fourth and fifth anniversaries of the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered to the individual as the units vest. Individuals are credited with additional units to reflect cash dividends paid on the underlying common stock. In the event of a change in control, the units will be paid out in cash based on the market price of the common stock as of the date of the change in control.

The 2001, 2003 and 2004 Performance Unit Award Programs under our stock incentive plan provide long-term incentive compensation opportunities to certain senior executives. Up to approximately 706,000 shares of common stock may be earned by the senior executives under the 2001, 2003 and 2004 Performance Unit Award Programs if, at the end of a three and one quarter year award cycle, for the 2001 Performance Unit Awards, or at the end of a three year award cycle, for the 2003 and 2004 Performance Unit Awards, cumulative net cash flow, as defined in the performance award agreements, exceeds certain threshold amounts. Each performance unit represents the right to earn one share of common stock. Awards can range from 0% to 150% of the target award opportunities and may be paid out in stock, cash or a combination of stock and cash. In the event of a change in control, the performance units are paid out in cash based on the greater of actual performance or target award. The final awards for the Fiscal 2001 Performance Unit Program amounted to 363,614 units and will be paid out entirely in stock beginning in January 2005.

A summary of stock option activity under all plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Share
Outstanding at October 31, 2001	931,750	$13.76
Options granted	2,661,752	16.99
Options exercised	--	--
Options forfeited or cancelled	(65,000)	16.16

Outstanding at November 2, 2002	3,528,502	$16.15

Options granted	1,092,850	10.59
Options exercised	(145,172)	14.15
Options forfeited or cancelled	(147,344)	12.81

Outstanding at November 1, 2003	4,328,836	$14.88

Options granted	505,700	26.51
Options exercised	(2,866,291)	16.51
Options forfeited or cancelled	(41,625)	15.55

Outstanding at October 30, 2004	1,926,620	$16.91

The following table summarizes information about stock options outstanding at October 30, 2004:

	Outstanding			Exercisable
Exercise price range	Shares	Average life (a)	Average exercise price	Shares	Average exercise price
$ 8.02 to $ 13.76	844,152	7.9	$11.09	157,596	$13.25
$ 13.77 to $ 17.49	586,568	7.3	17.16	585,734	17.16
$ 17.50 to $ 28.08	495,900	9.5	26.51	--	--

Total	1,926,620	8.2	$16.91	743,330	$16.33

(a) - Average contractual life remaining in years

At October 30, 2004 and November 1, 2003, approximately 0.7 million and 2.2 million outstanding options were vested and exercisable, respectively. The weighted average exercise prices for vested and exercisable outstanding options were $16.33 and $16.23 at October 30, 2004 and November 1, 2003, respectively.

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

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $17.1 million, $17.5 million and $15.2 million for Fiscal 2004, Fiscal 2003, and Fiscal 2002, respectively.

At October 30, 2004, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance were as follows:

In thousands
2005	$12,270
2006	6,389
2007	4,338
2008	2,879
2009 and thereafter	5,667

14. Reorganization Items

Reorganization items include income, expenses and losses that were realized or incurred by the Predecessor Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code.

Net reorganization items for Fiscal 2004, Fiscal 2003 and Fiscal 2002 consisted of the following:

In thousands - (income) expense	Fiscal 2004	Fiscal 2003	Fiscal 2002
Distribution from the Beloit Liquidating Trust	$(2,856)	$--	$--
Beloit Liquidating Trust settlement	(2,336)	--	--
Beloit U.K. claim settlement	(1,774)	(3,333)	--
Professional fees directly related to the reorganization	1,165	1,495	352
Other - net	(1,041)	(573)	(382)
Collection of Beloit note	--	--	(7,200)

Net reorganization income	$(6,842)	$(2,411)	$(7,230)

15. Restructuring and Other Special Charges

Costs associated with restructuring activities other than those activities covered by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or that involve an entity newly acquired in a business combination, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Costs associated with such activities are recorded as restructuring costs in the consolidated statement of income when the liability is incurred.

During Fiscal 2003, we began implementing a manufacturing capacity rationalization at our P&H Mining Equipment Milwaukee location that reduced factory space by 350,000 square feet and resulted in a facility that is more efficient. The rationalization was completed in Fiscal 2004 at a cost of $2.0 million and is expected to result in savings greater than the cash costs to implement.

During Fiscal 2003, Joy Mining Machinery began implementing a manufacturing capacity rationalization plan for North America. Total costs for the Joy North American manufacturing capacity rationalization were $3.7 million. Included in this amount is $1.5 million for one-time termination benefits for 132 employees, $0.8 million for abandoned assets, and $1.4 million for other associated costs. Also during Fiscal 2003, Joy Mining Machinery began implementing a manufacturing capacity rationalization plan for the United Kingdom and Australia. The total costs for the United Kingdom manufacturing capacity rationalization were $1.6 million for one-time termination benefits for 26 employees. The total costs for the Australian manufacturing capacity rationalization were $0.2 million for one-time termination benefits for 27 employees. The Fiscal 2003 rationalization plan at Joy was completed in Fiscal 2004.

Below is a summary of the activity related to restructuring costs recorded pursuant to SFAS No. 144 and SFAS No.146.

In thousands	One-time Termination Benefits	Abandoned Assets	Other Associated Costs	Total Charges
Fiscal 2003

P&H Mining Equipment	$--	$1,154	$612	$1,766
Joy Mining Machinery	3,384	715	1,050	5,149

	$3,384	$1,869	$1,662	$6,915

Fiscal 2004

P&H Mining Equipment	$--	$--	$253	$253
Joy Mining Machinery	200	--	172	372

	$200	$--	$425	$625

Cumulative Total

P&H Mining Equipment	$--	$1,154	$865	$2,019
Joy Mining Machinery	3,584	715	1,222	5,521

	$3,584	$1,869	$2,087	$7,540

16. Acquisitions

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

17. Commitments, Contingencies and Off-Balance-Sheet Risks

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

John G. Kling, purportedly on his own behalf and “in a representative capacity for the Harnischfeger Industries Employees’ Savings Plan,” (the “Plan”) filed suit in the United States District Court for the District of Massachusetts on November 9, 2001, against certain of our present and former employees, officers and directors. We and the Plan were added as defendants in this case in early 2004. This action seeks damages in an unspecified amount based on, among other things, allegations that the members of our Pension Investment Committee, the Pension Committee of the Board of Directors, and Fidelity Management Trust Company failed to properly discharge their fiduciary obligations under ERISA with respect to the “Harnischfeger Common Stock Fund” in the Harnischfeger Industries Employees’ Savings Plan. On May 24, 2004, the court granted our motion to dismiss the Plan and the Board committee and denied our motion to dismiss us and our former directors from this action.

The General Organization for Industrial and Mining Projects (“IMC”), an agency of the government of Egypt commenced legal proceedings in Egypt in late 2002 against Joy Mining Machinery Limited (“Joy MM”), one of our subsidiaries located in the United Kingdom, to resolve certain disputes arising under an agreement entered into in 1998 between Joy MM and IMC relating to underground mining equipment for the Abu Tartur project in Egypt. IMC may also seek wrongfully to draw on approximately 9.7 million pounds sterling in bank guarantees established for the benefit of IMC in connection with the agreement. On August 6, 2004, The International Centre for Settlement of Investment Disputes declined to accept jurisdiction of arbitration proceedings initiated by Joy MM against IMC. IMC has now commenced proceedings against Joy MM in the Cairo Arbitration Centre to recover unspecified damages for the alleged breach of contract and delay.

By notice dated May 16, 2003, Sokolovskaya Investment Company (“SIC”), a mining company in Russia, filed a request for arbitration with the ICC International Court of Arbitration against Joy MM to recover damages alleged to have arisen out of contracts entered into by Joy MM and SIC in 1995 and 1996 for the supply of underground mining equipment and related services. SIC seeks damages for loss of profit, delay, repairs, loss of use and other consequential damages of between $65 million and $82 million. An arbitration panel has been selected and a hearing before it has recently commenced.

At October 30, 2004, we were contingently liable to banks, financial institutions and others for approximately $101.9 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $101.9 million, approximately $6.2 million remains in place and is substantially attributable to remaining workers compensation obligations of Beloit Corporation. At October 30, 2004, there were $2.4 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of October 30, 2004, the nominal or face value of forward foreign exchange contracts to which we are a party, in absolute U.S. dollar equivalent terms, was $173.0 million.

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

18. Disclosure About Fair Value of Financial Instruments

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

Other Borrowings: The carrying value of our other borrowings approximates fair value because these instruments consist predominantly of capital leases.

Forward Exchange Contracts: The fair value of forward exchange contracts represents the estimated amounts we would receive (pay) to terminate such contracts at the reporting date based on foreign exchange market prices at that date.

The estimated fair values of our financial instruments at October 30, 2004 and November 1, 2003 are as follows:

In thousands	Carrying Value	Fair Value
Fiscal 2004
Cash and cash equivalents	$231,706	$231,706
8.75 % Senior Subordinated Notes	200,000	225,815
Other borrowings	5,979	5,979
Forward exchange contracts	--	1,192
Fiscal 2003
Cash and cash equivalents	$148,505	$148,505
8.75 % Senior Subordinated Notes	200,000	213,924
Other borrowings	7,679	7,679
Forward exchange contracts	--	(2,040)

The fair values of our forward exchange contracts at October 30, 2004 are analyzed in the following table of U.S. dollar equivalent terms:

	Maturing in 2005
In thousands	Buy	Sell
U.S. Dollar	(1,147)	2,360
Australian Dollar	13	1
British Pound Sterling	106	(3)
South African Rand	(143)	(8)
Euro	33	(21)

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

19. Transactions With Affiliated Companies

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

During Fiscal 2004 and 2003, there were no transactions with affiliated companies.

Transactions with related parties during Fiscal 2002 were as follows:

In thousands	Fiscal 2002
Purchases	$2,339
License income	125
Other income (expense)	--
Receivables	24
Payables	245

We believe that our transactions with all related parties were competitive with alternate sources of supply for each party involved.

20. Subsequent Events

On November 16, 2004, our Board of Directors declared a cash dividend of $0.1125 per outstanding share of common stock. The dividend will be paid on December 15, 2004 to all stockholders of record at the close of business on December 1, 2004. This represents a 50% increase from the previous quarterly rate of $0.075 per share.

As discussed in Footnote 4, we purchased approximately $14.5 million of our 8.75% Senior Subordinated Notes in an open market purchase using cash on hand in December. Since this transaction is a purchase, not redemption, the bonds remain outstanding in accordance with their terms of the Indenture.

On December 15, 2004 our Board of Directors declared a three-for-two split of our common shares, payable on January 21, 2005 to shareholders of record on January 6, 2005. In connection with the stock split, each holder of Joy Global common stock will receive one share of Joy Global common stock for each two shares of such stock owned. Cash will be distributed in lieu of fractional shares. New shares will be issued by our transfer agent, and will begin trading on the Nasdaq National Market on a split-adjusted basis on January 24, 2005.

21. Segment Information

Business Segment Information

At October 30, 2004, we had two reportable segments, underground mining machinery (Joy) and surface mining equipment (P&H). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. The accounting policies of the segments are the same as those described in Note 3 —Significant Accounting Policies. Operating income (loss) of segments does not include interest income or expense and provision (benefit) for income taxes. Identifiable assets are those used in our operations in each segment. Corporate assets consist primarily of deferred financing costs, cash and cash equivalents and deferred income taxes.

In thousands	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
Fiscal 2004
Underground Mining	$820,121	$91,376	$28,012	$11,914	$641,053
Surface Mining	612,046	53,189	18,010	9,221	430,816

Total operations	1,432,167	144,565	46,022	21,135	1,071,869
Corporate	--	(36,884)	3,345	--	368,490

Consolidated Total	$1,432,167	$107,681	$49,367	$21,135	$1,440,359

Fiscal 2003
Underground Mining	$685,999	$43,573	$31,635	$18,622	$679,919
Surface Mining	529,967	27,572	20,743	8,890	465,408

Total operations	1,215,966	71,145	52,378	27,512	1,145,327
Corporate	--	(23,463)	3,710	--	141,402

Consolidated Total	$1,215,966	$47,682	$56,088	$27,512	$1,286,729

Fiscal 2002
Underground Mining	$745,714	$19,516	$36,203	$11,651	$634,139
Surface Mining	405,133	(18,157)	22,734	7,436	484,595

Total operations	1,150,847	1,359	58,937	19,087	1,118,734
Corporate	--	(16,502)	3,715	--	138,605

Consolidated Total	$1,150,847	$(15,143)	$62,652	$19,087	$1,257,339

Geographical Segment Information

In thousands	Total Sales	Interarea Sales	Sales to Unaffiliated Customers	Operating Income (Loss)	Total Assets
Fiscal 2004
United States	$863,642	$(191,415)	$672,227	$88,076	$762,797
Europe	270,887	(60,102)	210,785	24,870	199,374
Australia	223,244	(7,434)	215,810	12,574	154,804
Other Foreign	337,580	(4,235)	333,345	50,493	200,946
Interarea Eliminations	(263,186)	263,186	--	(31,448)	(246,052)

	$1,432,167	$--	$1,432,167	$144,565	$1,071,869

Fiscal 2003
United States	$761,267	$(178,916)	$582,351	$32,315	$861,935
Europe	218,632	(71,784)	146,848	27,227	153,280
Australia	213,773	(11,643)	202,130	8,902	149,330
Other Foreign	286,139	(1,502)	284,637	35,534	202,059
Interarea Eliminations	(263,845)	263,845	--	(32,833)	(221,277)

	$1,215,966	$--	$1,215,966	$71,145	$1,145,327

Fiscal 2002
United States	$799,560	$(161,172)	$638,388	$(24,541)	$967,221
Europe	258,821	(86,367)	172,454	33,729	135,135
Other Foreign	352,163	(12,158)	340,005	21,563	298,580
Interarea Eliminations	(259,697)	259,697	--	(29,392)	(282,202)

	$1,150,847	$--	$1,150,847	$1,359	$1,118,734

22. Subsidiary Guarantors

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

Condensed Consolidated
Statement of Income
Fiscal Year Ended October 30, 2004
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$--	$863,642	$831,711	$(263,186)	$1,432,167
Cost of sales	--	639,597	642,095	(231,738)	1,049,954
Product development, selling
and administrative expenses	36,076	139,369	101,967	--	277,412
Other (income) expense	547	(3,681)	(371)	--	(3,505)
Restructuring charges	--	331	294	--	625

Operating income (loss)	(36,623)	88,026	87,726	(31,448)	107,681
Intercompany items	11,783	5,662	5,182	(22,627)	--
Interest income (expense), net	(21,998)	(323)	2,370	--	(19,951)

Income (loss) before reorganization items	(46,838)	93,365	95,278	(54,075)	87,730
Reorganization items	6,842	--	--	--	6,842

Income (loss) before income taxes	(39,996)	93,365	95,278	(54,075)	94,572
Provision for income taxes	(6,316)	(12,052)	(20,882)	--	(39,250)
Equity in income (loss) of subsidiaries	101,634	38,951	3,683	(144,268)	--

Net income (loss)	$55,322	$120,264	$78,079	$(198,343)	$55,322

Condensed Consolidated
Statement of Income
Fiscal Year Ended November 1, 2003
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$--	$761,267	$718,544	$(263,845)	$1,215,966
Cost of sales	--	583,588	570,038	(230,762)	922,864
Product development, selling
and administrative expenses	20,319	146,211	75,227	(250)	241,507
Other (income) expense	--	(2,945)	(57)	--	(3,002)
Restructuring charges	--	5,052	1,863	--	6,915

Operating income (loss)	(20,319)	29,361	71,473	(32,833)	47,682
Intercompany items	10,403	3,772	(49,255)	35,080	--
Interest income (expense), net	(23,973)	(948)	2,955	--	(21,966)
Loss on early retirement of debt	--	(261)	--	--	(261)

Income (loss) before reorganization items	(33,889)	31,924	25,173	2,247	25,455
Reorganization items	2,370	41	--	--	2,411

Income (loss) before income taxes	(31,519)	31,965	25,173	2,247	27,866
(Provision) benefit for income taxes	12,401	(8,177)	(13,574)	--	(9,350)
Equity in income (loss) of subsidiaries	37,634	35,747	3,546	(76,927)	--

Net income (loss)	$18,516	$59,535	$15,145	$(74,680)	$18,516

Condensed Consolidated
Statement of Income
Fiscal Year Ended November 2, 2002
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$--	$799,560	$610,984	$(259,697)	$1,150,847
Cost of sales	--	679,126	505,469	(230,305)	954,290
Product development, selling
and administrative expenses	14,717	148,417	49,687	--	212,821
Other (income) expense	--	(2,940)	1,819	--	(1,121)

Operating income (loss)	(14,717)	(25,043)	54,009	(29,392)	(15,143)
Intercompany items	15,025	(7,425)	(38,500)	30,900	--
Interest income (expense), net	(28,115)	(948)	1,258	--	(27,805)
Loss on early retirement of debt	(8,100)	--	--	--	(8,100)

Income (loss) before reorganization items	(35,907)	(33,416)	16,767	1,508	(51,048)
Reorganization items	7,575	(345)	--	--	7,230

Income (loss) before income taxes
and minority interest	(28,332)	(33,761)	16,767	1,508	(43,818)
(Provision) benefit for income taxes	32,406	(5,640)	(9,291)	--	17,475
Minority interest	--	(1,674)	--	--	(1,674)
Equity in income (loss) of subsidiaries	(32,091)	10,133	53,956	(31,998)	--

Net income (loss)	$(28,017)	$(30,942)	$61,432	$(30,490)	$(28,017)

Condensed Consolidated
Balance Sheet
October 30, 2004

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$180,837	$1,422	$49,447	$--	$231,706
Accounts receivable, net	--	109,036	157,680	(6,819)	259,897
Inventories	--	252,237	228,130	(36,557)	443,810
Other current assets	36,637	3,149	16,786	67	56,639

Total current assets	217,474	365,844	452,043	(43,309)	992,052
Property, plant and equipment, net	303	131,514	76,157	--	207,974
Intangible assets, net	--	40,213	--	--	40,213
Investment in affiliates	1,206,745	540,068	57,084	(1,803,897)	--
Intercompany accounts, net	(572,278)	638,709	(113,448)	47,017	--
Deferred income taxes	129,424	--	--	--	129,424
Other non-current assets	12,233	6,410	52,053	--	70,696

Total assets	$993,901	$1,722,758	$523,889	$(1,800,189)	$1,440,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$--	$48	$3,062	$--	$3,110
Trade accounts payable	1,633	58,444	79,101	--	139,178
Income taxes payable	(5,381)	2,495	7,796	--	4,910
Advance payments and progress billings	--	51,696	48,202	(12,391)	87,507
Other accrued liabilities	34,905	95,880	81,381	(15,019)	197,147

Total current liabilities	31,157	208,563	219,542	(27,410)	431,852
Long-term obligations	200,000	182	2,687	--	202,869
Other non-current liabilities	310,696	13,768	29,126	--	353,590
Shareholders' equity	452,048	1,500,245	272,534	(1,772,779)	452,048

Total liabilities and shareholders' equity	$993,901	$1,722,758	$523,889	$(1,800,189)	$1,440,359

Condensed Consolidated
Balance Sheet
November 1, 2003

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$57,840	$16,222	$74,443	$--	$148,505
Accounts receivable, net	--	85,849	109,312	(1,279)	193,882
Inventories	--	232,369	182,744	(32,184)	382,929
Other current assets	29,942	8,558	13,232	(481)	51,251

Total current assets	87,782	342,998	379,731	(33,944)	776,567
Property, plant and equipment, net	458	150,825	74,818	--	226,101
Intangible assets, net	--	77,709	--	--	77,709
Investment in affiliates	1,092,719	558,517	15,292	(1,666,528)	--
Intercompany accounts, net	(415,274)	501,066	(134,915)	49,123	--
Other assets	147,745	8,367	50,240	--	206,352

Total assets	$913,430	$1,639,482	$385,166	$(1,651,349)	$1,286,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$--	$554	$4,213	$--	$4,767
Trade accounts payable	269	37,094	51,773	--	89,136
Income taxes payable	188	2,550	23,359	--	26,097
Advance payments and progress billings	--	14,243	24,379	(1,946)	36,676
Other accrued liabilities	17,889	89,309	77,888	(16,056)	169,030

Total current liabilities	18,346	143,750	181,612	(18,002)	325,706
Long-term obligations	200,000	95	2,817	--	202,912
Other non-current liabilities	324,811	59,320	3,707	--	387,838
Shareholders' equity	370,273	1,436,317	197,030	(1,633,347)	370,273

Total liabilities and shareholders' equity	$913,430	$1,639,482	$385,166	$(1,651,349)	$1,286,729

Condensed Consolidated
Statement of Cash Flows
Fiscal Year Ended October 30, 2004
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operations	$88,944	$(5,954)	$(20,729)	$62,261
Investing Activities:
Property, plant and equipment acquired	--	(7,607)	(11,111)	(18,718)
Property, plant and equipment retired	--	925	1,405	2,330
Other - net	4,363	(1,745)	2,633	5,251

Net cash provided (used) by investing activities	4,363	(8,427)	(7,073)	(11,137)

Financing Activities:
Exercise of stock options	44,716	--	--	44,716
Dividends paid	(14,026)	--	--	(14,026)
Financing fees	(1,000)	--	--	(1,000)
Issuance (repayment) of long-term obligations	--	(419)	(591)	(1,010)
Increase (decrease) in short-term notes payable, net	--	--	(1,080)	(1,080)

Net cash (used) provided by financing activities	29,690	(419)	(1,671)	27,600

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	--	--	4,477	4,477

Increase (Decrease) in Cash and Cash Equivalents	122,997	(14,800)	(24,996)	83,201
Cash and Cash Equivalents at Beginning of Period	57,840	16,222	74,443	148,505

Cash and Cash Equivalents at End of Period	$180,837	$1,422	$49,447	$231,706

Condensed Consolidated
Statement of Cash Flows
Fiscal Year Ended November 1, 2003
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$18,868	$57,136	$29,641	$105,645
Investment Activities:
Property, plant and equipment acquired	--	(15,581)	(11,931)	(27,512)
Proceeds from property, plant and equipment	--	1,341	1,655	2,996
Purchase of equity interest in subsidiary	--	(12,316)	--	(12,316)
Other, net	3,502	(1,672)	4,455	6,285

Net cash provided (used) by investment activities	3,502	(28,228)	(5,821)	(30,547)

Financing Activities:
Exercise of stock options	1,917	--	--	1,917
Increase (decrease) in short-term notes payable, net	--	--	1,512	1,512
Financing fees	(250)	--	--	(250)
Issuance (repayment) of long-term obligations, net	--	(13,554)	380	(13,174)

Net cash (used) provided by financing activities	1,667	(13,554)	1,892	(9,995)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	--	--	12,496	12,496

Increase (Decrease) in Cash and Cash Equivalents	24,037	15,354	38,208	77,599
Cash and Cash Equivalents at Beginning of Period	33,803	868	36,235	70,906

Cash and Cash Equivalents at End of Period	$57,840	$16,222	$74,443	$148,505

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operations	$111,400	$7,553	$8,588	$127,541
Investment Activities:
Property, plant and equipment acquired	--	(10,884)	(8,203)	(19,087)
Proceeds from property, plant and equipment	36	2,414	726	3,176
Purchase of equity interest in subsidiary	--	--	--	--
Other, net	588	5,100	(1,422)	4,266

Net cash provided (used) by investment activities	624	(3,370)	(8,899)	(11,645)

Financing Activities:
Issuance of 8.75% Senior Subordinated Notes	200,000	--	--	200,000
Redemption of 10.75% Senior Notes	(113,686)	--	--	(113,686)
Payment of Term Note	(100,000)	--	--	(100,000)
Increase (decrease) in short-term notes payable, net	--	--	1,865	1,865
Repayment of borrowings under Credit Agreement	(63,930)	--	--	(63,930)
Financing fees	(9,136)	--	--	(9,136)
Issuance (repayment) of long-term obligations, net	--	(208)	(606)	(814)

Net cash (used) provided by financing activities	(86,752)	(208)	1,259	(85,701)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	--	--	1,059	1,059

Increase (Decrease) in Cash and Cash Equivalents	25,272	3,975	2,007	31,254
Cash and Cash Equivalents at Beginning of Period	8,531	(3,107)	34,228	39,652

Cash and Cash Equivalents at End of Period	$33,803	$868	$36,235	$70,906

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on the 22nd day of December, 2004.

JOY GLOBAL INC.
(Registrant)

_______________________
John Nils Hanson
Chairman, President
And Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 22, 2004.

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

December 22, 2004

By: _______________________________________ John Nils Hanson, Attorney-in-fact

JOY GLOBAL INC.
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Classification	Balance at Beginning of Period	Additions Charged to Expense	Deductions(1)	Currency Translation Effects	Balance at End of Year

Allowance Deducted in Balance Sheet
From Accounts Receivable:
Fiscal 2004	$7,645	$463)	$(2,539)	$109	$5,678

Fiscal 2003	$7,654	$575	$(1,587)	$1,003	$7,645

Fiscal 2002	$7,837	$611	$(976)	$182	$7,654

__________________________________________________________ (1) Represents write-off of bad debts, net of recoveries.

Allowance Deducted in Balance Sheet from Deferred Tax Assets:

	Balance at Beginning of Year	Additions Charged to Comprehensive Loss	Allocated to Tax Expense	Allocated to Intangibles	Reclass to L-T Deferred Tax Assets	Balance at End of Year
For the year ended October 30, 2004	$396,911	$8,387	$18,328	$(419)	$12,030	$435,237

For the year ended November 1, 2003	$399,468	$13,461	$4,992	$(48,271)	$27,261	$396,911

For the year ended November 2, 2002	$426,956	$48,266	$2,596	$(25,963)	$(52,387)	$399,468

EXHIBIT 21

JOY GLOBAL INC.

Subsidiaries as of October 30, 2004

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

Jurisdiction
Joy Technologies Inc. (d.b.a. Joy Mining Machinery) Joy Global ULC Joy Global Industries Ltd. Joy Mining Machinery Ltd. Joy Global (South Africa) (Proprietary) Ltd.	Delaware South Africa Delaware United Kingdom United Kingdom United Kingdom Delaware
Harnischfeger Corporation (d.b.a. P&H Mining Equipment)
   Harnischfeger Corporation of Canada Ltd.
   HCHC, Inc.
     Joy Global Bermuda
       Joy Manufacturing Company Pty. Ltd
         Cram Australia Pty. Ltd.
         Jobic Pty. Ltd.
           Harnischfeger of Australia Pty. Ltd
     Harnischfeger de Chile Ltda. (2)
         MinePro Chile S.A. (3)
     Harnischfeger do Brasil Comercio e Industria Ltda. (4)
   The Horsburgh & Scott Company
American Alloy Corporation	Delaware Canada Delaware Bermuda Australia Australia Australia Australia Chile Chile Brazil Ohio Ohio

(1) HCHC, Inc. owns 90.46% and Joy Technologies Inc. owns 9.54% of the voting securities of Joy Global Bermuda.

(2) HCHC, Inc. owns 90% and Harnischfeger Corporation owns 10% of the voting securities of Harnischfeger de Chile Ltda.

(3) Harnischfeger de Chile Ltda. owns 99.999% and Harnischfeger Corporation owns .001% of the voting securities of MinePro Chile S.A.

(4) HCHC, Inc. owns 99.999% and Harnischfeger Corporation owns .001% of Harnischfeger do Brasil Comercio e Industria Ltda.