Form 10-Q
period 2004-01-29
JOY GLOBAL INC
filed 2005-02-28
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED        January 29, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class Common Stock, $1 par value	Outstanding at February 18, 2005 80,258,782 shares

JOY GLOBAL INC.

FORM 10-Q – INDEX
January 29, 2005

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended
	January 29, 2005	January 31, 2004
Net sales	$ 383,690	$ 283,686
Costs and expenses:
Cost of sales	270,869	213,891
Product development, selling
and administrative expenses	71,281	62,743
Restructuring charges	—	433
Other income	(721)	(1,108)

Operating income	42,261	7,727
Interest expense, net	(4,418)	(5,674)
Loss on debt repurchase	(2,393)	—

Income before reorganization items	35,450	2,053
Reorganization items	(116)	(615)

Income before provision for income taxes	35,334	1,438
Provision for income taxes	(13,150)	(500)

Net income	$ 22,184	$ 938

Net income per share: *
Basic	$ 0.28	$ 0.01

Diluted	$ 0.27	$ 0.01

Dividends per share *	$ 0.075	$ 0.033

Weighted average shares outstanding: *
Basic	80,062	76,431

Diluted	82,134	78,429

*	Share data adjusted for effect of 3-for-2 stock split effective January 21, 2005

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	January 29, 2005	October 30, 2004
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$ 189,740	$ 231,706
Accounts receivable, net	244,070	259,897
Inventories	507,765	443,810
Other current assets	64,474	56,639

Total current assets	1,006,049	992,052
Property, plant and equipment, net	204,326	207,974
Intangible assets, net	42,220	40,213
Deferred income taxes	129,279	129,424
Other assets	69,976	70,696

Total assets	$1,451,850	$1,440,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$ 2,094	$ 3,110
Trade accounts payable	127,754	139,178
Employee compensation and benefits	53,887	82,472
Advance payments and progress billings	100,512	87,507
Income taxes payable	14,616	4,910
Other accrued liabilities	124,208	114,675

Total current liabilities	423,071	431,852
Long-term obligations	188,252	202,869
Accrued pension costs	270,684	268,933
Other	86,222	84,657

Total liabilities	968,229	988,311

Shareholders' equity	483,621	452,048

Total liabilities and shareholders' equity	$1,451,850	$1,440,359

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	January 29, 2005	January 31, 2004
Cash flows from operating activities:
Net income	$ 22,184	$ 938
Non-cash items:
Depreciation and amortization	10,463	12,001
Amortization of financing fees	433	1,889
Loss on debt repurchase	2,393	--
Increase (decrease) in deferred income taxes, net
of change in valuation allowance	(188)	(1,899)
Change in long-term accrued pension costs	4,209	5,271
Other, net	647	872
Changes in Working Capital Items:
(Increase) decrease in accounts receivable, net	19,371	6,656
(Increase) decrease in inventories	(58,282)	(8,049)
(Increase) decrease in other current assets	(5,773)	(2,764)
Increase (decrease) in trade accounts payable	(13,980)	(8,055)
Increase (decrease) in employee compensation and benefits	(25,561)	(15,466)
Increase (decrease) in advance payments and progress billings	12,220	3,308
Increase (decrease) in other accrued liabilities	19,408	(2,979)

Net cash used by operating activities	(12,456)	(8,277)

Cash flows from investing activities:
Property, plant and equipment acquired	(4,376)	(2,626)
Proceeds from sale of property, plant and equipment	322	2,283
Intangibles acquired	(2,966)	(1,529)
Other, net	(1,200)	2,128

Net cash provided (used) by investing activities	(8,220)	256

Cash flows from financing activities:
Exercise of stock options	1,265	24,790
Dividends paid	(5,853)	(2,491)
Repurchase of 8.75% Senior Subordinated Notes	(16,536)	--
Repayment of long-term obligations	(276)	(353)
Increase (decrease) in short-term notes payable	(962)	338
Financing fees	--	(1,000)

Net cash provided (used) by financing activities	(22,362)	21,284

Effect of exchange rate changes on cash and cash equivalents	1,072	33

Increase (Decrease) in Cash and Cash Equivalents	(41,966)	13,296
Cash and Cash Equivalents at Beginning of Period	231,706	148,505

Cash and Cash Equivalents at End of Period	$ 189,740	$ 161,801

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2005
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

These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2004. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of the financial statements in conformity with generally accepted accounting principles for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

3. Borrowings and Credit Facilities

On January 23, 2004, we entered into a second amended and restated credit agreement (“Credit Agreement”) which consists of a $200 million revolving credit facility maturing on October 15, 2008. Substantially all of our assets and our domestic subsidiaries’ assets, other than real estate, are pledged as collateral under the Credit Agreement. Outstanding borrowings bear interest equal to either LIBOR plus the applicable margin (3.25% to 2.00%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) plus the applicable margin (2.25% to 1.00%) at our option depending on certain of our financial ratios. We pay a commitment fee ranging from 0.50% to 0.75% on the unused portion of the revolving credit facility. In 2002, we issued $200 million in 8.75% Senior Subordinated Notes due March 15, 2012.

Both the Credit Agreement and Senior Subordinated Note Indenture contain restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness, liens, asset sales, and capital expenditures. The covenants in the Senior Subordinated Note Indenture are generally less restrictive than the covenants in the Credit Agreement. Interest coverage, leverage and fixed charge coverage covenants in the Credit Agreement generally become more restrictive over the term of the agreement. At January 29, 2005, we were in compliance with financial covenants in the Credit Agreement and the Indenture.

In December, we purchased approximately $14.5 million of our 8.75% Senior Subordinated Notes in several open market purchases. These transactions, which resulted in a $2.4 million loss, consisted of approximately $16.5 million of cash and the writedown of unamortized finance costs of $0.4 million. Since these transactions are purchases, not redemption’s, the bonds remain outstanding in accordance with their terms of the Indenture.

At January 29, 2005, there were no outstanding borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $200 million credit limit, totaled $84.7 million. The amount available for borrowings under the Credit Agreement is also limited by a borrowing base calculation. At January 29, 2005, there was $115.3 million available for borrowings under the Credit Agreement.

4. Shareholders’ Equity

On December 15, 2004, our board of directors authorized a three-for-two split of our common shares, payable on January 21, 2005 to shareholders of record on January 6, 2005. References in the Consolidated Condensed Financial Statements to the number of common shares and related per share amounts have been restated to reflect the stock split.

On January 28, 2005, we began our sixth distribution of common stock to holders of allowed pre-petition claims against Harnischfeger Industries, Inc., the Company’s name prior to its reorganization in 2001. This is the final distribution of shares to holders of allowed pre-petition claims against the Company. The distribution consists of 1,850,074 shares (equivalent to 1,233,423 shares prior to the Company’s 3-for-2 stock split, less any fractional shares that would have resulted from the split) and $1,596 of cash paid in lieu of fractional shares, as well as $477,952 of cash payable in satisfaction of accrued dividends previously declared on the shares being distributed.

This distribution, under our Plan of Reorganization, brings the total number of shares distributed to date to 75,000,000 as adjusted to reflect the Company’s 3-for-2 stock split (equivalent to 50,000,000 shares prior to such stock split). This distribution is based on approximately $1.21 billion of allowed claims. This distribution, when added to the prior distributions, equates one share of Joy Global Inc. common stock prior to the stock split to a $24.11 allowed claim (equivalent to $16.08 on a split-adjusted basis). All subsequent references to stock shares will be on a post-split basis unless otherwise noted.

Our stock incentive plan authorizes the grant of up to 13,584,000 stock options, performance shares, restricted stock units and other stock-based awards to officers, employees and directors. As of January 29, 2005 stock option grants aggregating approximately 8.1 million shares of common stock had been made to approximately 250 individuals. Included in this aggregate were options to purchase 22,500 shares granted to each of our six outside directors. On February 25, 2003, and February 24, 2004, restricted stock unit grants of 8,373 and 3,238, respectively, were made to each of our six outside directors. These restricted stock units vest one year after the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered one year after the director’s service on the board terminates. On January 21, 2004 and November 15, 2004 restricted stock unit grants of 71,198 and 54,150, respectively, were made to certain executive officers and key employees. These restricted stock units vest over a five-year period with one-third vesting on the third, fourth and fifth anniversaries of the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered to the individual as the units vest. Individuals are credited with additional units to reflect cash dividends paid on the underlying common stock. In the event of a change in control, the units will be paid out in cash based on the market price of the common stock, as of the date of the change in control.

The 2003, 2004 and 2005 performance share award programs under our stock incentive plan provide long-term incentive compensation opportunities to certain senior executives. Up to approximately 593,000 shares of common stock may be earned by the senior executives under the 2003, 2004 and 2005 performance share award programs if at the end of a three year award cycle cumulative net cash flow, as defined in the performance award agreements, exceeds certain threshold amounts. Each performance share represents the right to earn one share of common stock. Awards can range from 0% to 150% of the target award opportunities and may be paid out in stock, cash or a combination of stock and cash. In the event of a change in control, the performance shares are paid out in cash based on the greater of actual performance or target award. During the first quarter of 2005 and prior to the 3-for-2 stock split, we distributed 155,882 of the 363,614 performance shares earned under the 2001 performance share award program.

As of January 29, 2005, awards under the stock incentive plan were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Three Months Ended
In thousands except per share data	January 29, 2005	January 31, 2004
Net income, as reported	$ 22,184	$ 938
Add:
Compensation expense included
in reported net income, net of
related tax effect	2,011	1,550
Deduct:
Compensation expense determined
under SFAS No. 123, net of related taxes	(1,822)	(2,279)

Pro forma net income	$ 22,373	$ 209

Net income per share *
As reported
Basic	$ 0.28	$ 0.01

Diluted	$ 0.27	$ 0.01

Pro forma *
Basic	$ 0.28	$ 0.00

Diluted	$ 0.27	$ 0.00

*	Share data adjusted for effect of 3-for-2 stock split effective January 21, 2005

Separate Statements of Shareholders’ Equity are not required to be presented for interim periods. However, comprehensive income consisted of the following:

	Three Months Ended
In thousands	January 29, 2005	January 31, 2004
Net income	$22,184	$ 938
Comprehensive income:
Translation adjustments	8,082	7,426
Derivative fair value adjustments	936	(234)

Total comprehensive income	$31,202	$ 8,130

5. Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted-average number of shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares during each period, plus dilutive potential shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.”

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
In thousands except per share data	January 29, 2005	January 31, 2004
Numerator:
Net income	$ 22,184	$ 938
Denominator:
Denominator for basic net income per share -
Weighted average shares	80,062	76,431
Effect of dilutive securities:
Stock options, restricted stock and
performance shares	2,072	1,998

Denominator for diluted net income per share -
Adjusted weighted average shares and
assumed conversions	82,134	78,429

Basic net income per share *	$ 0.28	$ 0.01

Diluted net income per share *	$ 0.27	$ 0.01

*	Share data adjusted for effect of 3-for-2 stock split effective January 21, 2005

6. Contingent Liabilities

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

The General Organization for Industrial and Mining Projects (“IMC”), an agency of the government of Egypt commenced legal proceedings in Egypt in late 2002 against Joy Mining Machinery Limited (“Joy MM”), one of our subsidiaries located in the United Kingdom, to resolve certain disputes arising under an agreement entered into in 1998 between Joy MM and IMC relating to underground mining equipment for the Abu Tartur project in Egypt. IMC may also seek wrongfully to draw on approximately 9.7 million pounds sterling in bank guarantees established for the benefit of IMC in connection with the agreement. On August 6, 2004, The International Centre for Settlement of Investment Disputes declined to accept jurisdiction of arbitration proceedings initiated by Joy MM against IMC. IMC has now commenced proceedings against Joy MM in the Cairo Arbitration Centre to recover unspecified damages for the alleged breach of contract and delay. An arbitration panel has been selected and proceedings before it have commenced.

By notice dated May 16, 2003, Sokolovskaya Investment Company (“SIC”), a mining company in Russia, filed a request for arbitration with the ICC International Court of Arbitration against Joy MM to recover damages alleged to have arisen out of contracts entered into by Joy MM and SIC in 1995 and 1996 for the supply of underground mining equipment and related services. SIC seeks damages for loss of profit, delay, repairs, loss of use and other consequential damages of between $65 million and $82 million. An arbitration panel has been selected and hearings before it have commenced.

At January 29, 2005, we were contingently liable to banks, financial institutions and others for approximately $106.9 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $106.9 million, approximately $6.2 million was issued at our request on behalf of Beloit Corporation. At January 29, 2005, there were $2.5 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of January 29, 2005, the nominal or face value of forward foreign exchange contracts to which we are a party, in absolute U.S. dollar equivalent terms, was $246.8 million.

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

7. Inventories, net

        Consolidated inventories, net consisted of the following:

In thousands	January 29, 2005	October 30, 2004
Finished goods	$254,756	$244,244
Work in process and purchased parts	204,071	164,660
Raw materials	48,938	34,906

	$507,765	$443,810

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

        The following table reconciles the changes in the Company’s product warranty reserve:

	Three Months Ended
In thousands	January 29, 2005	January 31, 2004
Balance, beginning of period	$ 31,259	$ 30,443
Accrual for warranty expensed during
the period	5,387	3,595
Settlements made during the period	(4,124)	(4,056)
Change in liability for pre-existing warranties
during the period, including expirations	(295)	(215)
Effect of foreign currency translation	288	401

Balance, end of period	$ 32,515	$ 30,168

9. Reorganization Items

Reorganization items include income, expense and loss that were realized or incurred as a result of our reorganization under Chapter 11 of the Bankruptcy Code. For the three months ended January 29, 2005 and January 31, 2004, the $0.1 million and $0.6 million, respectively, of reorganization items represented post emergence professional fees.

10. Restructuring Charges

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

During 2003, we implemented a manufacturing capacity rationalization at our P&H Mining Equipment Milwaukee location that reduced factory space by 350,000 square feet and resulted in a facility that is more efficient. The rationalization was completed in the fourth quarter of Fiscal 2004 at a cost of $2.0 million. We realized approximately $5.5 million in cost savings in our cost of sales in Fiscal 2004 as a result of the Fiscal 2003 rationalization plan at P&H. These savings are sustainable in future years, but will vary based upon sales.

During 2003, Joy Mining Machinery implemented a manufacturing capacity rationalization plan for North America. Total costs for the Joy North American manufacturing capacity rationalization included $1.5 million for one-time termination benefits for 132 employees, $0.8 million for abandoned assets, and $1.4 million for other associated costs. Also during 2003, Joy Mining Machinery implemented a manufacturing capacity rationalization plan for the United Kingdom and Australia. The total costs for the United Kingdom manufacturing capacity rationalization were $1.6 million for one-time termination benefits for 26 employees. The total costs for the Australian manufacturing capacity rationalization were $0.2 million for one-time termination benefits for 27 employees. The Fiscal 2003 rationalization plan at Joy was completed in the fourth quarter of Fiscal 2004 at a total cost of $5.5 million. We realized approximately $5.8 million in cost savings in Fiscal 2004 as a result of the Fiscal 2003 rationalization plan at Joy. These savings consisted of $4.7 million reflected in our cost of sales and $1.1 million reflected in our product development, selling and administrative expenses. These savings are sustainable in future years, but will vary based upon sales.

11. Pension and Postretirement

        The components of net periodic benefit costs recognized are as follows:

	U.S. Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
In thousands	January 29, 2005	January 31, 2004	January 29, 2005	January 31, 2004
Service cost	3,313	$ 3,068	$ 42	$ 42
Interest cost	10,851	10,805	717	862
Expected return on assets	(12,062)	(9,953)	--	--
Amortization of:
Prior service cost	107	91	--	--
Actuarial (gain) loss	2,731	1,632	52	100

Net periodic benefit cost	$ 4,940	$ 5,643	$811	$1,004

        No contributions are required to be made to our U.S. qualified pension plans in Fiscal 2005.

12. Segment Information

At January 29, 2005, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income (expense) or provision for income taxes. There are no significant intersegment sales. Segment total assets are those used in our operations in each segment. Corporate assets consist primarily of cash and cash equivalents, deferred financing costs and deferred income taxes.

In thousands	Net Sales	Operating Income (Loss)	Total Assets
2005 First Quarter
Underground Mining Machinery	$227,823	$ 26,723	$ 658,347
Surface Mining Equipment	155,867	23,185	469,206

Total operations	383,690	49,908	1,127,553
Corporate	--	(7,647)	324,297

Consolidated Total	$383,690	$ 42,261	$1,451,850

2004 First Quarter
Underground Mining Machinery	$155,016	$ 7,568	$ 640,984
Surface Mining Equipment	128,670	6,887	397,845

Total operations	283,686	14,455	1,038,829
Corporate	--	(6,728)	272,646

Consolidated Total	$283,686	$ 7,727	$1,311,475

13. Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payments,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted in the first interim or annual period beginning after June 15, 2005, irrespective of the entity’s fiscal year. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) at the beginning of our fourth quarter on July 31, 2005.

        Statement 123(R) permits public companies to adopt its requirements using one of two methods:

A modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. A modified retrospective method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have not decided on the method of application at this time.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method could have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 4 to our consolidated financial statements and Note 12 of our annual report on Form 10-K for the year ended October 30, 2004. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Due to our tax position, we do not anticipate this to have any effect on our cash flow statement.

In December 2004, the FASB issued Statement No. 153, (“FAS 153”), “Exchanges of Nonmonetary Assets — Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”).” FAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (i) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (ii) the transactions lack commercial substance (as defined). In addition, the FASB decided to retain the guidance in APB 29 for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. The new standard is the result of the convergence project between the FASB and the International Accounting Standards Board (“IASB”). We will adopt this standard for nonmonetary asset exchanges occurring beginning in fiscal year 2006. The adoption of FAS No. 153 is not expected to have a significant impact on the consolidated financial statements.

In November 2004, FASB issued FAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”, to improve financial reporting and global comparability of inventory accounting. The amendment, which adopted language similar to that used in the IASB International Accounting Standard 2 (“IAS 2”), clarifies that inventory related expenses, such as abnormal amounts of idle facility expense, freight, handling costs, and wasted or spoiled materials should be recognized as current period charges. The statement also requires fixed production overhead allocations to inventory based on normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning in our fiscal year 2006. The adoption of FAS No. 151 is not expected to have a significant impact on the consolidated financial statements.

14. Subsidiary Guarantors

The following tables present condensed consolidated financial information for the three months ended January 29, 2005 and January 31, 2004 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Subordinated Notes, which include substantially all of our domestic subsidiaries (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidated
Statement of Income
Three Months Ended January 29, 2005
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ --	$ 231,009	$ 234,427	$(81,746)	$ 383,690
Cost of sales	--	159,607	177,708	(66,446)	270,869
Product development, selling
and administrative expenses	7,596	36,292	27,393	--	71,281
Restructuring charges	--	--	--	--	--
Other (income) expense	--	(772)	51	--	(721)

Operating income (loss)	(7,596)	35,882	29,275	(15,300)	42,261
Intercompany items	623	3,033	(12,964)	9,308	--
Interest income (expense), net	(4,482)	(40)	104	--	(4,418)
Loss on debt repurchase	(2,393)	--	--	--	(2,393)

Income (loss) before reorganization items	(13,848)	38,875	16,415	(5,992)	35,450
Reorganization items	(116)	--	--	--	(116)

Income (loss) before income taxes	(13,964)	38,875	16,415	(5,992)	35,334
(Provision) benefit for income taxes	4,328	(13,928)	(3,550)	--	(13,150)
Equity in income (loss) of subsidiaries	31,820	19,926	993	(52,739)	--

Net income (loss)	$ 22,184	$ 44,873	$ 13,858	$(58,731)	$ 22,184

Condensed Consolidated
Statement of Income
Three Months Ended January 31, 2004
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ —	$ 163,143	$ 167,468	$(46,925)	$ 283,686
Cost of sales	—	127,310	126,674	(40,093)	213,891
Product development, selling
and administrative expenses	6,689	33,992	22,062	—	62,743
Restructuring charges	—	227	206	—	433
Other income	(70)	(651)	(387)	—	(1,108)

Operating income (loss)	(6,619)	2,265	18,913	(6,832)	7,727
Intercompany items	2,383	1,669	(10,297)	6,245	—
Interest income (expense), net	(7,013)	(88)	1,427	—	(5,674)

Income (loss) before reorganization items	(11,249)	3,846	10,043	(587)	2,053
Reorganization items	(615)	—	—	—	(615)

Income (loss) before income taxes	(11,864)	3,846	10,043	(587)	1,438
(Provision) benefit for income taxes	3,678	(2,472)	(1,706)	—	(500)
Equity in income (loss) of subsidiaries	9,124	17,153	916	(27,193)	—

Net income (loss)	$ 938	$ 18,527	$ 9,253	$(27,780)	$ 938

Condensed Consolidated
Balance Sheet
January 29, 2005
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$ 141,044	$ (1,955)	$ 50,651	$ —	$ 189,740
Accounts receivable, net	—	107,139	143,737	(6,806)	244,070
Inventories	—	288,434	265,404	(46,073)	507,765
Other current assets	36,461	7,295	20,672	46	64,474

Total current assets	177,505	400,913	480,464	(52,833)	1,006,049
Property, plant and equipment, net	298	127,636	76,392	—	204,326
Intangible assets, net	—	42,220	—	—	42,220
Investment in affiliates	1,240,639	558,318	58,328	(1,857,285)	—
Intercompany accounts, net	(545,480)	616,219	(116,966)	46,227	—
Deferred income taxes	129,279	—	—	—	129,279
Other assets	8,568	7,180	54,228	—	69,976

Total assets	$ 1,010,809	$ 1,752,486	$ 552,446	$(1,863,891)	$1,451,850

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$ —	$ (15)	$ 2,109	$ —	$ 2,094
Trade accounts payable	494	56,251	71,009	—	127,754
Advance payments and progress billings	—	53,508	64,329	(17,325)	100,512
Income taxes payable	(3,845)	8,407	10,054	—	14,616
Other accrued liabilities	32,217	85,328	77,216	(16,666)	178,095

Total current liabilities	28,866	203,479	224,717	(33,991)	423,071
Long-term obligations	185,495	186	2,571	—	188,252
Other non-current liabilities	312,827	13,999	30,080	—	356,906
Shareholders' equity	483,621	1,534,822	295,078	(1,829,900)	483,621

Total liabilities and shareholders' equity	$ 1,010,809	$ 1,752,486	$ 552,446	$(1,863,891)	$1,451,850

Condensed Consolidated
Balance Sheet
October 30, 2004
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$ 180,837	$ 1,422	$ 49,447	$ —	$ 231,706
Accounts receivable, net	—	109,036	157,680	(6,819)	259,897
Inventories	—	252,237	228,130	(36,557)	443,810
Other current assets	36,637	3,149	16,786	67	56,639

Total current assets	217,474	365,844	452,043	(43,309)	992,052
Property, plant and equipment, net	303	131,514	76,157	—	207,974
Intangible assets, net	—	40,213	—	—	40,213
Investment in affiliates	1,206,745	540,068	57,084	(1,803,897)	—
Intercompany accounts, net	(572,278)	638,709	(113,448)	47,017	—
Deferred income taxes	129,424	—	—	—	129,424
Other non-current assets	12,233	6,410	52,053	—	70,696

Total assets	$ 993,901	$1,722,758	$ 523,889	$(1,800,189)	$1,440,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$ —	$ 48	$ 3,062	$ —	$ 3,110
Trade accounts payable	1,633	58,444	79,101	—	139,178
Advance payments and progress billings	—	51,696	48,202	(12,391)	87,507
Income taxes payable	(5,381)	2,495	7,796	—	4,910
Other accrued liabilities	34,905	95,880	81,381	(15,019)	197,147

Total current liabilities	31,157	208,563	219,542	(27,410)	431,852
Long-term obligations	200,000	182	2,687	—	202,869
Other non-current liabilities	310,696	13,768	29,126	—	353,590
Shareholders' equity	452,048	1,500,245	272,534	(1,772,779)	452,048

Total liabilities and shareholders' equity	$ 993,901	$1,722,758	$ 523,889	$(1,800,189)	$1,440,359

Condensed Consolidated
Statement of Cash Flow
Three Months Ended January 29, 2005
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operations	$(18,488)	$ 2,991	$ 3,041	$(12,456)
Investing activities:
Property, plant and equipment acquired	(26)	(2,693)	(1,657)	(4,376)
Proceeds from sale of property, plant and equipment	—	292	30	322
Other, net	(155)	(3,908)	(103)	(4,166)

Net cash provided (used) by investing activities	(181)	(6,309)	(1,730)	(8,220)

Financing activities:
Exercise of stock options	1,265	—	—	1,265
Dividends paid	(5,853)	—	—	(5,853)
Net issuance (payments) of long-term obligations	(16,536)	(59)	(217)	(16,812)
Increase (decrease) in short-term notes payable, net	—	—	(962)	(962)

Net cash provided (used) by financing activities	(21,124)	(59)	(1,179)	(22,362)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	—	—	1,072	1,072

Increase (Decrease) in Cash and Cash Equivalents	(39,793)	(3,377)	1,204	(41,966)
Cash and Cash Equivalents at Beginning of Period	180,837	1,422	49,447	231,706

Cash and Cash Equivalents at End of Period	$ 141,044	$(1,955)	$ 50,651	$ 189,740

Condensed Consolidated
Statement of Cash Flow
Three Months Ended January 31, 2004
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operations	$ 7,719	$(15,364)	$ (632)	$ (8,277)
Investing activities:
Property, plant and equipment acquired	—	(1,083)	(1,543)	(2,626)
Proceeds from sale of property, plant and equipment	—	1,239	1,044	2,283
Other, net	(1)	(1,393)	1,993	599

Net cash provided (used) by investing activities	(1)	(1,237)	1,494	256

Financing activities:
Exercise of stock options	24,790	—	—	24,790
Dividends paid	(2,491)	—	—	(2,491)
Credit Agreement financing fees	(1,000)	—	—	(1,000)
Net issuance (payments) of long-term obligations	—	(98)	(255)	(353)
Increase (decrease) in short-term notes payable, net	—	—	338	338

Net cash provided (used) by financing activities	21,299	(98)	83	21,284

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	—	—	33	33

Increase (Decrease) in Cash and Cash Equivalents	29,017	(16,699)	978	13,296
Cash and Cash Equivalents at Beginning of Period	57,840	16,222	74,443	148,505

Cash and Cash Equivalents at End of Period	$ 86,857	$ (477)	$ 75,421	$ 161,801

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

        The continuing recovery in commodity markets is evident in our first quarter results. A booming Chinese economy continues to dominate global coal markets, which continue to be very strong. Worldwide coal demand is rising rapidly with consumption rising faster than the use of any other source of energy. While the strong demand has caused coal prices to shoot up, on average the cost of power generated using coal is still less than half the cost of natural gas generated power. Surging demand for metallurgical coal used in steelmaking shows no signs of letting up as China’s steel industry absorbs a growing share of the available supply. Copper prices have doubled and copper stockpiles have been cut in half during the past year. Demand for copper is being driven primarily by consumption in China, although demand is also increasing in the United States and other countries. Though demand is strong, the rising value of currencies in Australia and South Africa constrains coal sales from those countries. Other commodities are also seeing strong growth in demand, especially iron ore which is also being driven by China’s steel industry. Although steel costs increased during the quarter, we were able to recover substantial portions of those costs.

        Customer orders were very strong in the first quarter of Fiscal 2005, with an approximate 44% increase over the first quarter of Fiscal 2004. This increase was particularly strong in original equipment orders, due largely to domestic coal customers increasing their order rates. In addition, both segments experienced increases in aftermarket orders. The first quarter of our fiscal year is typically our weakest quarter; however, revenues increased 35% for the first quarter of Fiscal 2005 and gross profit margins improved to 29% of sales compared to 25% in the first quarter of Fiscal 2004. Operating income was $42.3 million in the first quarter of Fiscal 2005 compared to operating income of $7.7 million in the first quarter of Fiscal 2004.

Results of Operations

      Net Sales

        The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Three Months Ended
Net Sales (In thousands)	January 29, 2005	January 31, 2004	$ Change	% Change
Underground Mining Machinery	$227,823	$155,016	$ 72,807	47%
Surface Mining Equipment	155,867	128,670	27,197	21%

Total	$383,690	$283,686	$100,004	35%

        The increase in net sales for underground mining machinery in the first quarter was the result of a $31.5 million, or 67%, increase in shipments of original equipment and a $41.3 million, or 38%, increase in aftermarket products and service. The market for original equipment continues to remain strong, especially in the United States and the international markets we serve from the United Kingdom (primarily China, Russia, India and Poland). Original equipment sales to these two regions, which increased by $9.2 million and $29.4 million, respectively, were primarily attributable to increased shipments in miners, shuttle cars, roof supports and armored face conveyors. These increases were partially offset by a decrease of $7.3 million in Australia due primarily to two longwall shearers and armored face conveyors included in the first quarter of 2004 and not repeated in the first quarter of 2005. Aftermarket sales increased by $19.8 million in the United States, $6.1 million in South Africa, $6.4 million in Australia and $9.2 million in the markets we serve from the United Kingdom. These aftermarket sales increases were primarily due to an increase of $22.9 million in complete machine rebuilds and an increase of $17.5 million for the sales of aftermarket parts and components.

        The increase in net sales for surface mining equipment in the first quarter was the result of a $5.2 million, or 15% increase in original equipment and a $22.0 million, or 23%, increase in aftermarket parts and service. The market for original equipment showed strong results in the Southwestern U.S., Canada, the international markets we serve from the United Kingdom (primarily Russia) and South Africa. Original equipment sales to these regions, which increased by $9.1 million, $7.2 million, $3.8 million and $2.4 million respectively, were primarily due to increased sales of electric mining shovels in Russia, the Southwestern U.S. and Canada and an increase in sales of rotary blasthole drills in South Africa. These increases were partially offset by reduced original equipment sales of $9.4 million for Australia and $6.2 million for Eastern U.S. The demand for copper, gold, oilsands and coal impacted our original equipment sales. Aftermarket parts and service sales increased $13.1 million for the United States, $8.4 million for Australia and $3.1 million in Brazil. These aftermarket sales increases were primarily due to the increase in demand for iron ore, coal and copper.

      Operating Income

        The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Three Months Ended
In thousands	January 29, 2005	January 31, 2004	$ Change	% Change
Operating income (loss):
Underground Mining Machinery	$ 26,723	$ 7,568	$ 19,155	253%
Surface Mining Equipment	23,185	6,887	16,298	237%
Corporate Expense	(7,647)	(6,728)	(919)	14%

Total	$ 42,261	$ 7,727	$ 34,534	447%

        The improvement in operating income for underground mining machinery resulted from the increase in sales volume and a $13.3 million, or 42%, improvement in our manufacturing overhead absorption (due to the increase in production hours). The primary items that adversely affected operating income were increases in our manufacturing spending of $6.0 million, a $3.5 million decrease in gross margin due to product mix, a $1.9 million increase in administrative expenses in the United Kingdom primarily due to pension expense and legal fees and $3.4 million additional compensation expenses associated with performance-based incentive programs.

        The improvement in operating income for surface mining equipment was due to the increase in sales volume, a $4.8 million increase in gross margin due to a favorable sales mix (that included a larger percentage of parts sales and higher margin electric mining shovels) and a $5.3 million improvement in our manufacturing absorption (due to the increase in production hours). These positive factors were partially offset by an increase in manufacturing spending of $1.9 million and a $1.8 million increase in compensation expenses associated with performance-based incentive programs.

        The increase in corporate expenses was primarily due to a $0.9 million increase in compensation expense associated with performance-based incentive programs accrued in the first quarter of Fiscal 2005. During the first quarter of Fiscal 2004, compensation expenses had not been accrued for some of our performance-based incentive programs but were subsequently accrued in later quarters as the performance requirements were met.

      Product Development, Selling and Administrative Expense

        Product development, selling and administrative expense totaled $71.3 million, or 19% of sales, in the first quarter of Fiscal 2005, as compared to $62.7 million, or 22% of sales, in the first quarter of Fiscal 2004. While a lower percentage of total sales, the 14% increase in product development, selling and administrative expense was primarily attributable to higher selling expenses related to increased business activity during the quarter, which accounted for $1.4 million of the increase, a $6.0 million increase in performance based compensation costs quarter over quarter, a $1.9 million increase in administrative expenses in the United Kingdom primarily due to pension expenses and legal fees and the impact of foreign currency translations. Offsetting these increases was lower amortization expense associated with adjustments to deferred tax assets which reduced intangible assets at the end of Fiscal 2004, which was $0.4 million lower than in the prior year.

      Provision for Income Taxes

        Income tax expense for the first quarter of Fiscal 2005 increased to $13.2 million as compared to $0.5 million in the first quarter of Fiscal 2004. On a consolidated basis, these income tax provisions represented effective income tax rates for the first quarters of Fiscal 2005 and 2004 of 37% and 35%, respectively. The main drivers of the variance in tax rates were the increased global profitability and mix of earnings year over year and differences in local statutory tax rates. Additionally, a discreet tax expense provision was recognized in the amount of $0.3 million in the first quarter of Fiscal 2005 related to the impact on deferred income taxes of income tax rate changes in certain of the foreign countries in which the Company conducts business.

        A review of income tax valuation reserves was performed as part of the analysis of the first quarter Fiscal 2005 income tax provision and no discreet adjustments of any amount recorded as of the end of Fiscal 2004 were warranted.

        Cash taxes paid for the first quarter of Fiscal 2005 were $2.4 million compared to $1.9 million in the first quarter of Fiscal 2004. This increase in cash taxes paid was primarily due to year over year increased profitability in locations where we pay cash taxes.

      Bookings and Backlog

        Bookings for the first quarter of 2005 were approximately $538 million compared to bookings of $374 million in the first quarter of 2004. Orders in the first quarter of Fiscal 2005 for original equipment and aftermarket parts and service increased 71% and 26%, respectively. Both the underground and surface mining businesses had increases in new orders of $117 million and $47 million, respectively, compared to a year ago.

        As a result of the strong level of new orders, backlog increased from $722.1 million at the beginning of Fiscal 2005 to $876.5 million at the end of the first quarter.

Liquidity and Capital Resources

      Discussion of Cash Flows

        At the end of the first quarter, we had $189.7 million in cash and cash equivalents and working capital of $583.0 million as compared to $231.7 million in cash and cash equivalents and working capital of $560.2 million at the beginning of the fiscal year. Our total debt less cash on hand of $189.7 million at the end of the first quarter was $0.6 million while cash on hand exceeded total debt by $25.8 million at the beginning of the fiscal year.

      Operating Activities

        Net cash provided or used by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales, payment of compensation, collection of advance payments and progress billings and payment of accounts payable. Cash used by operations during the first quarter of Fiscal 2005 was $12.5 million compared to $8.3 million in the first quarter of Fiscal 2004. The increase in the usage of cash was primarily a result of a $50.2 million increase in inventory due to increased production activities, a $10.1 million increase in employee compensation and benefits due to a higher performance based compensation payout and a $5.9 million decrease in accounts payable due to timing. These items were partially offset by the $21.2 million increase in net income, a $12.7 decrease in accounts receivable associated with aggressive collection efforts, and a $10.7 million increase in income taxes payable associated with the improved earnings.

      Investing Activities

        During the first quarter of Fiscal 2005 cash used by investing activities was $8.2 million compared to cash provided by investing activities of $0.3 million during the first quarter of Fiscal 2004. This increase was due to an increase in property, plant and equipment of $1.8 million, an increase in intangible purchases of $1.4 million, an increase in long-term receivables of approximately $3.4 million and a reduction of capital retirements of $2.0 million. We expect to fund capital expenditures in 2005 with operating cash flows and available cash.

      Financing Activities

        During the first quarter of Fiscal 2005 cash used by financing activities was $22.4 million compared to cash provided by financing activities of $21.3 million in the first quarter of Fiscal 2004. Approximately $16.5 million was used to repurchase our 8.75% Senior Subordinated Notes, we received approximately $23.5 million less cash from the exercise of employee stock options in Fiscal 2005 compared to Fiscal 2004 and we had an increase of $3.4 million in dividends paid.

      Credit Agreement

        As of the end of the first quarter, we had $189.7 million in cash and cash equivalents and $115.3 million available for borrowings under the Credit Agreement. In December, we purchased approximately $14.5 million of our 8.75% Senior Subordinated Notes in several open market purchases. These transactions, which resulted in a $2.4 million loss, consisted of approximately $16.5 million of cash and the writedown of unamortized finance costs of $0.4 million. Since these transactions are purchases, not redemption’s, the bonds remain outstanding in accordance with the terms of the Indenture. Based upon our current level of operations, we believe that cash flow from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future cash requirements.

      Off-Balance Sheet Arrangements

        We lease various assets under operating leases. No significant changes to lease commitments have occurred since our fiscal year ended October 30, 2004. We have no other off-balance sheet arrangements.

Market Conditions and Outlook

        Conditions in the majority of our customers’ markets continue to strengthen. U.S. coal is enjoying stronger spot pricing, which should translate into higher selling prices and cash flow for our customers, as the effect of new supply contracts take hold over the next couple of years. Total domestic coal demand is forecasted to increase in 2005, both in consumption by utilities and for exports, particularly in metallurgical coal. International coal markets also continue to strengthen, particularly for metallurgical coal used in the production of steel. Management continues to believe that the emerging underground coal markets will contribute a larger portion of our overall revenues over the next few years.

        Customers producing copper are enjoying a strong market. Copper prices have risen by approximately 37% in the past 12 months, driven by demand from China and production constraints by the major producers. Copper stockpiles have fallen during the past year and producers have begun either increasing production or announcing plans to increase production. While the impact of the strength in the copper market on our business to date has largely been an increase in aftermarket sales, historically this commodity market has comprised the largest component of our surface mining equipment operation.

        Positive trends are being seen in several of the other commodity markets that our surface mining equipment operations serve. Iron ore fundamentals are equal to, or even stronger than, those of copper, with demand from China contributing to the current strength. Finally, further development of the oil sands of Canada continues to drive production, and therefore equipment utilization, higher.

        We will continue to focus on cash flow in the upcoming 12 months. This focus will be necessary to insure that the ramp up of business activity uses the minimum amount of working capital possible. Capital spending should be approximately $35 million for Fiscal 2005. Although there are essentially no pension funding required in Fiscal 2005, we now estimate that our funding in Fiscal 2005 will be approximately $44 million.

        The positive effects we are seeing on our business as a result of higher customer production and capital-spending levels could be offset by increasing lead times at our facilities and tightening steel supplies. Several factors temper our outlook. We believe the current buying cycle for mining equipment and services will be sustained and that our customers will exercise discipline in increasing their production. Our ability to grow revenues is constrained by the capacity of our plants, our ability to supplement that capacity with outside sources, and our success in securing critical supplies such as steel and copper. As we increase our production to meet the increased demand for mining equipment, our challenge is to manage our working capital and the other aspects of our business so that we meet the needs of our customers while maximizing returns to shareholders. We will need to continue to control pension and health care costs.

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

        We believe our accounting policies for revenue recognition, inventories, intangible assets, accrued warranties, pension and postretirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the year ended October 30, 2004 for a discussion of these policies. There were no material changes to these policies during the first quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        As more fully described in our Annual Report on Form 10-K for the year ended October 30, 2004, we are exposed to various types of market risks, primarily foreign currency risks. We monitor our risks in this area on a continuous basis and generally enter into forward foreign currency contracts to minimize these exposures for periods of less than one year. We do not engage in speculation in our derivative strategies. Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged.

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

        Starting in the first quarter of Fiscal 2005, we have engaged an independent tax consulting firm to assist with our evaluation of the judgmental issues concerning tax accounting and tax reserves and help us ensure that all procedural steps appropriate under FAS No. 109 are fully complied with.

        There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        See Item 3 – Legal Proceedings of Part I of our annual report on Form 10-K for the year ended October 30, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

Item 3. Defaults upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

Forward-Looking Statements and Cautionary Factors

        This report and other documents or oral statements we make or made on our behalf contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are predictions and generally can be identified by use of statements that include phrases such as “believe,”“expect,” “anticipate,” “intend,” “plan,”“foresee,” or other words or phrases of similar import. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated. In addition to any factors that may accompany forward-looking statements, factors that could materially affect actual results include the following.

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

Date February 28, 2005	JOY GLOBAL INC. (Registrant) Donald C. Roof Donald C. Roof Executive Vice President, Chief Financial Officer and Treasurer

Date February 28, 2005	Michael S. Olsen Michael S. Olsen Vice President and Controller and Chief Accounting Officer