Form 10-K/A
period 2004-10-30
JOY GLOBAL INC
filed 2005-03-30
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

        The purpose of this Amendment No. 1 on Form 10-K/A is to amend our Annual Report on Form 10-K for the fiscal year ended October 30, 2004 (the "Original Filing"), which we filed on December 22, 2004. This Amendment No. 1 is being filed to address comments from the staff of the Securities and Exchange Commission in connection with the staff's review of the Original Filing. This Amendment No. 1 amends: (i) Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations to expand the text appearing under the heading "Results of Operations - 2004 Compared with 2003 - Provision for Income Taxes," the text appearing under the heading "Restructuring and Other Special Charges" and the Revenue Recognition paragraph appearing under the heading "Critical Accounting Policies", (ii) Item 7a, Quantitative and Qualitative Disclosures about Market Risk to include an additional derivatives table, (iii) Item 8, Financial Statements and Supplementary Data to include an explanatory paragraph, (iv) Item 9a, Controls and Procedures to clarify the disclosure contained in Item 9a, (v) Item 15(a)(1), Consolidated Statement of Shareholders' Equity to show the tax benefit from the exercise of stock options and Notes to Consolidated Financial Statements to amend the "Geographical Segment Information" and (vi) the certifications required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), so that they are dated as of a current date as required by Rule 12b-15 of the Exchange Act.

        This amendment does not change any of the account balances on the consolidated balance sheet, statement of income, statement of shareholders' equity or statement of cash flows in the audited financial statements included in the Original Filing.

        We have not updated other information contained in the Original Filing in this Amendment. Therefore, you should read this Amendment together with other reports and documents that we have filed with the SEC subsequent to the date of the Original Filing. Information in those other reports and documents updates and supersedes some of the information contained in this Amendment. You should not deem the filing of this Amendment to be an admission that our Original Filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement in the Original Filing not misleading.

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

Provision for Income Taxes

        Our consolidated effective income tax rates for Fiscal 2004 and Fiscal 2003 were approximately 41.5% and 33.6%, respectively. Consolidated income tax expense increased to $39.2 million in Fiscal 2004 as compared to $9.4 million in Fiscal 2003. The increase in income tax expense is primarily attributable to the substantial increase in our pre-tax income and a $13.4 million increase in our deferred tax valuation reserves relating to Australian corporate income taxes. These factors were partially offset by the fact that a higher proportion of our taxable income earned in Fiscal 2004 was earned in jurisdictions where we are able to utilize net operating loss carryforwards.

        We increased our deferred tax valuation reserves for Australia because such reserves are required under FAS No.109, “Accounting for Income Taxes,” to the extent that we conclude that it is more likely than not that the associated deferred tax assets will not be realized. FAS No.109 states that this determination should be based on a weighing of all available positive and negative evidence. At the end of Fiscal 2003, we had projected that our Australian operations, which were restructured during the course of Fiscal 2003, would be profitable during Fiscal 2004 and begin to utilize the loss carryforwards that existed at the end of Fiscal 2003. As a result, the positive evidence regarding the realizability of the Australian deferred tax assets was considered to outweigh the negative evidence, and no incremental reserve was required under FAS No. 109. However, our Australian operations ultimately recorded a net loss for Fiscal 2004. As a result, at the end of Fiscal 2004, we concluded that the additional allowance of $13.4 million was merited because the negative evidence, namely the cumulative losses of our Australian subsidiary (including the loss in Fiscal 2004), outweighed the positive evidence regarding realizability of the deferred tax asset.

        Because this incremental Australian valuation reserve increased our provision for income taxes without a corresponding increase in our pre-tax income, it had the effect of substantially increasing our effective tax rate for Fiscal 2004. Excluding the impact of this incremental reserve, our consolidated income tax expense would have been $25.8 million and our consolidated effective income tax rate would have been 27.3%. This rate differs from the 33.6% reported for Fiscal 2003 primarily attributable to the reversal of a $6.3 million deferred tax liability related to the projected tax to be due on a distribution of previously untaxed foreign earnings that was recorded in an earlier year but was not needed as the jurisdiction receiving the distribution was able to utilize foreign tax credits to fully offset the tax impacts of the distribution. This reversal was recorded as a discreet item in the third quarter of Fiscal 2004 and was disclosed in the Form 10-Q filed for that period. Excluding the reversal of this reserve and the valuation reserves discussed above, the effective rate for Fiscal 2004 would have been 33.9%.

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

        We realized approximately $5.5 million in cost savings in Fiscal 2004 as a result of the Fiscal 2003 rationalization plan at P&H. These savings were reflected in our cost of sales. We realized approximately $5.8 million in cost savings in Fiscal 2004 as a result of the Fiscal 2003 rationalization plan at Joy. These savings consisted of $4.7 million reflected in our cost of sales and $1.1 million reflect in our product, development, selling and administrative expenses. These savings are sustainable in future years, but will vary based upon sales volumes. If volumes increase, the savings will be higher; if the volumes decrease, the savings will be reduced.

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

Revenue Recognition

         We generally recognize revenue at the time of shipment and passage of title for sales of products and at the time of performance for sales of services. We recognize revenue on long-term contracts, such as the manufacture of mining shovels, drills, draglines and roof support systems, using either the percentage-of-completion or the inventory sales methods. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified.

         We have life cycle management contracts with customers to supply parts and service for terms of 1 to 13 years. These contracts are set up based on the projected costs and revenues of servicing the respective machines over the specified contract terms. Accounting for these contracts requires us to make various estimates, including estimates of the relevant machine's long-term maintenance requirements. Under these contracts, customers are generally billed monthly and the respective deferred revenues are recorded when billed. Revenue is recognized in the period in which parts are supplied or services provided. These contracts are reviewed periodically and revenue recognition is adjusted appropriately for future estimated costs. If a loss is expected at any time, the full amount of the loss is recognized immediately.

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

        The table below provides information about our derivative financial instruments and presents such information in U.S. dollar equivalents. The table presents the net settlement amounts and weighted average exchange rates by expected (contractual) maturity dates. These net settlement amounts generally are used to calculate the contractual payments to be exchanged under the contract.

Exchange Rate Sensitivity Table As of October 30, 2004
	Expected Maturity or Transaction Date (000,s)
$US Functional Currency: Forward Exchange Agreements	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	There- after	Total	Fair Value
Receive AUD Pay ZAR Contract Amount	($ 300.9)	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	($ 300.9)	($ 14.6)

Average Rate	0.7900	0.0000	0.0000	0.0000	0.0000	0.0000	0.7900
Receive USD Pay ZAR Contract Amount	($ 7,542.8)	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	($ 7,542.8)	($ 957.5)
Average Rate	7.0290	0.0000	0.0000	0.0000	0.0000	0.0000	7.0290
Receive GBP Pay ZAR Contract Amount	($ 571.1)	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	($ 571.10)	($ 38.3)
Average Rate	1.9784	0.0000	0.0000	0.0000	0.0000	0.0000	1.9784
Pay USD Receive GBP Contract Amount	$ 106,473.2	$ 4,109.2	($ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 110,582.3	$ 2,125.9
Average Rate	1.7787	1.7701	0.0000	0.0000	0.0000	0.0000	1.7784
Receive GBP Pay USD Contract Amount	($ 10,038.2)	($ 2,999.5)	$ 0.0	$ 0.0	$ 0.0	$ 0.0	($ 13,037.6)	$ 141.6
Average Rate	1.8251	1.7313	0.0000	0.0000	0.0000	0.0000	1.8035
Pay USD Receive AUD Contract Amount	$ 4,723.1	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 4,723.1	$ 44.8
Average Rate	0.7212	0.0000	0.0000	0.0000	0.0000	0.0000	0.7212
Receive AUD Pay USD Contract Amount	$ 11,435.7)	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	($ 11,435.7)	$ 28.7
Average Rate	0.7233	0.0000	0.0000	0.0000	0.0000	0.0000	0.7233
Receive EUR Pay USD Contract Amount	($ 157.9)	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	($ 157.9)	$ 15.2
Average Rate	1.1622	0.0000	0.0000	0.0000	0.0000	0.0000	1.1622
Pay EUR Receive GBP Contract Amount	$ 2061.3	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 2,061.3	($ 3.2)
Average Rate	1.2753	0.0000	0.0000	0.0000	0.0000	0.0000	1.2753
Receive ZAR Pay BWP Contract Amount	($ 1,073.8)	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	($ 1,073.8)	($ 151.1)
Average Rate	5.3316	0.0000	0.0000	0.0000	0.0000	0.0000	5.3316

Contract Amount	$ 82,137.3	$ 1,109.7	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 83,247.0	$ 1,191.5

Exchange Rate Sensitivity Table As of November 1, 2003
	Expected Maturity or Transaction Date (000,s)
$US Functional Currency: Forward Exchange Agreements	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	There- after	Total	Fair Value
Receive AUD Pay ZAR Contract Amount	($ 90.0)	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	($ 90.0)	($ 3.4)
Average Rate	0.7420	0.0000	0.0000	0.0000	0.0000	0.0000	0.7420
Receive USD Pay ZAR Contract Amount	($ 891.00)	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	($ 891.00)	($ 514.1)
Average Rate	10.8211	0.0000	0.0000	0.0000	0.0000	0.0000	10.8211
Receive GBP Pay ZAR Contract Amount	($ 382.1)	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	($ 382.1)	($ 43.7)
Average Rate	1.9472	0.0000	0.0000	0.0000	0.0000	0.0000	1.9472
Pay USD Receive GBP Contract Amount	$ 12,089.4	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 12,089.4	$ 325.9
Average Rate	1.6329	0.0000	0.0000	0.0000	0.0000	0.0000	1.6329
Receive GBP Pay USD Contract Amount	($ 2,444.1)	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	($ 2,444.1)	$ 98.6
Average Rate	1.6294	0.0000	0.0000	0.0000	0.0000	0.0000	1.6294
Receive USD Pay AUD Contract Amount	($ 15,540.6)	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	($ 15,540.6)	($ 1,744.5)
Average Rate	0.6349	0.0000	0.0000	0.0000	0.0000	0.0000	0.6349
Receive AUD Pay USD Contract Amount	($ 2,037.3)	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	($ 2,037.3)	$ 4.8
Average Rate	0.7025	0.0000	0.0000	0.0000	0.0000	0.0000	0.7025
Pay ZAR Receive USD Contract Amount	$ 18,652.7	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 18,652.7	($ 199.4)
Average Rate	7.0365	0.0000	0.0000	0.0000	0.0000	0.0000	7.0365
Receive AUD Pay GBP Contract Amount	($ 9.6)	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	($ 9.6)	$ 0.0
Average Rate	0.7035	0.0000	0.0000	0.0000	0.0000	0.0000	0.7035
Pay EUR Receive GBP Contract Amount	$ 1,936.7	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 1,936.7	$ 35.6
Average Rate	1.1983	0.0000	0.0000	0.0000	0.0000	0.0000	1.1983
Receive CAD Pay USD Contract Amount	($ 0.6)	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	($ 0.6)	$ 0.0
Average Rate	1.3263	0.0000	0.0000	0.0000	0.0000	0.0000	1.3263

Contract Amount	$ 11,283.5	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 0.0	$ 11,283.5	($ 2,040.1)

Item 8. Financial Statements and Supplementary Data

Unaudited Quarterly Financial Data

        The following table sets forth certain unaudited operating data for our four quarters ended October 30, 2004, and November 1, 2003.

	2004 Fiscal Quarter Ended
(In thousands except per share amounts)	January 31	May 1	July 31	October 30
				(1)
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

    (1)    For the fourth quarter of Fiscal 2004 our net income was adversely affected by an unusually high provision for income taxes attributable to a $13.4 million increase (including a $9.9 million adjustment) in our Australian deferred tax valuation reserves. The increase in the valuation reserves was due to concerns about the realizability of the underlying deferred tax assets. This item had the effect of decreasing fourth quarter net income by $13.4 million, or 27 cents per share on a fully-diluted basis. For a further discussion of this increase to our deferred tax valuation reserves, please see Item 7, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - 2004 Compared with 2003 - Provision for Income Taxes."

Item 9a. Controls and Procedures

        Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 30, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

        As part of the recent evaluation, our Chief Executive Officer and Chief Financial Officer specifically considered whether the matters that Ernst & Young identified as a material weakness in our internal controls (as described below under “Internal Control Over Financial Reporting”) might cause them to conclude that our disclosure controls and procedures are not effective as of October 30, 2004, or had not been effective for earlier periods. Based on their review of the matters raised by Ernst & Young, they determined that the matters raised by Ernst & Young did not cause our disclosure controls and procedures not to be effective, for either the current period or earlier periods. This determination was based on the direct involvement of senior management in the final determination of the amount of deferred tax asset valuation reserves for all relevant periods, which was sufficient to ensure that (1) senior management at all times possessed all the information it needed to ensure that the relevant information would be properly disclosed on a timely basis and (2) the matters cited by Ernst & Young, which were technical and procedural in nature, could not have resulted in a material error going undetected before the public disclosure of our financial results for any such period.

        Internal Control Over Financial Reporting. Beginning with our annual report on Form 10-K for Fiscal 2005, we will be subject to the provisions of Section 404 of the Sarbanes-Oxley Act that require an annual management assessment of our internal control over financial reporting and related attestation by our independent accounting firm.

        In the course of conducting its audit of our financial statements for Fiscal 2004, our independent accounting firm, Ernst & Young LLP (“E&Y”), informed members of our senior management and the Audit Committee of our Board of Directors that, in E&Y’s judgment, our procedures for assessing the need for a valuation allowance against net deferred tax assets in Australia involved a deficiency in internal controls. In E&Y’s view, this deficiency constituted a material weakness due to the amounts involved. The procedures that E&Y found deficient related to FAS No. 109, “Accounting for Income Taxes,” the accounting pronouncement that establishes the substantive standard for when a valuation allowance is necessary and provides guidance as to procedures that companies should follow in deciding whether an allowance is necessary. E&Y identified the following errors as the basis for its conclusion that there was a material weakness in our internal controls in connection with our accounting for deferred tax assets:

(1)	that our assessment of the relative positive and negative evidence impacting the need for a valuation allowance against net deferred tax assets was not documented in connection with the preparation of our provision for income taxes; and

(2)	that when the documentation was subsequently prepared, the assessment did not comply with the requirements of FAS No. 109, because it did not include all available evidence and it did not consider whether such evidence was subject to objective verification.

In addition, E&Y concluded that the technical and process errors described above had not been detected by our system of internal controls.

        Accounting for deferred tax assets is a critical accounting policy that requires management to make various judgments, and our management believes that its controls in this area were sufficient. Nevertheless, we have enhanced the procedures we will follow in this area in future periods. Starting with the first quarter of Fiscal 2005, we plan to engage an independent tax consulting firm to assist with our evaluation of the judgmental issues concerning tax accounting and tax reserves. We will also ensure that all procedural steps appropriate under FAS No. 109 are fully complied with. These enhanced procedures have been reviewed by our Audit Committee. In addition, we anticipate that we will continue to make additional improvements to our internal controls in connection with our annual management assessments of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. For a further discussion of our valuation allowances against net deferred tax assets, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Income Taxes” under Item 7.

        With respect to our Fiscal 2004 financial statements and the provision for income taxes presented therein, we assured ourselves that Ernst & Young’s concerns were appropriately addressed by completing additional procedures consistent with FAS No. 109, including a careful assessment by all of our appropriate financial and accounting officers (including the Chief Financial Officer, Controller and Vice President for Taxes) of all available positive and negative evidence as to whether a valuation allowance was needed. In addition, we reviewed all of the supporting calculations and assumptions associated with all of our deferred tax assets worldwide.

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

Exhibits

Number	Exhibit
2.1	Third Amended Joint Plan of Reorganization, as modified, of the Debtors Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
3.1	Amended and Restated Certificate of Incorporation of Joy Global Inc. (incorporated by reference to Exhibit 3.1 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
3.2	Amended and Restated Bylaws of Joy Global Inc., as amended January 15, 2002 (incorporated by reference to Exhibit 3(b) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299).
3.3	Certificate of Designations of Joy Global Inc. dated July 15, 2002 (incorporated by reference to Exhibit 3(a) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299).
4.1	Specimen common stock certificate of Joy Global Inc. (incorporated by reference to Exhibit 4.4 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
4.2	Indenture dated as of March 18, 2002, among Joy Global Inc., the Subsidiary Guarantors and Wells Fargo Bank Minnesota, N.A. relating to 8.75% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.1 to current report of Joy Global Inc. on Form 8-K dated March 13, 2002, File No. 01-9299).
4.3	Form of 8.75% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.4 to current report of Joy Global Inc. on Form 8-K dated March 13, 2002, File No. 01-9299).
4.4	Rights Agreement, dated as of July 16, 2002, between Joy Global Inc. and American Stock Transfer and Trust Company, as rights agent, including the Form of Certificate of Designations, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B and C (incorporated by reference to Exhibit 4.1 to Joy Global Inc.’s Form 8-A filed on July 17, 2002, File No. 01-9299).
10.1	Amended and Restated Credit Agreement, dated as of June 25, 2002, among Joy Global inc. as Borrower, the lenders listed therein, Deutsche Bank Trust Company Americas, as Agents, Heller Financial, Inc. and Fleet Capital Corporation, as Co-Syndication Agents, CIT Group/Business Credit, as Documentation Agent and Deutsche Bank Securities Inc., as Lead Arranger and Sole Book Running Manager (incorporated by reference to Exhibit 10(a) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299).
10.2	First Amendment to Amended and Restated Credit Agreement dated as of October 31, 2002 and entered into by and among Joy Global Inc., as Borrower, the lenders named therein, as Lenders, Deutsche Bank Trust Company Americas, as Agents, Heller Financial, Inc. and Fleet Capital Corporation, as Co-Syndication Agents, and CIT Group/Business Credit, as Documentation Agent (incorporated by reference to Exhibit 10(b) to report of Joy Global Inc. on Form 10-K for the year ended November 2, 2002, File No. 01-9299).
10.3	Joy Global Inc. 2001 Stock Incentive Plan, as amended October 16, 2001 (incorporated by reference to Exhibit 10(c) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299). *
10.4	Harnischfeger Industries, Inc. Supplemental Retirement Plan, as amended and restated as of June 3, 1999 (incorporated by reference to Exhibit 10(d) to report of Harnischfeger Industries, Inc. on Form 10-K for the year ended October 31, 1999, File No. 01-9299). *
10.5	Form of Change in Control Agreement made and entered into as of September 30, 1999, between Harnischfeger Industries, Inc. and James A. Chokey and John Nils Hanson and made and entered into as of May 22, 2000, and June 11, 2001, with Dennis R. Winkleman and Donald C. Roof, respectively (incorporated by reference to Exhibit 10(e) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299). *
10.6	Change in Control Agreement made and entered into as of November 17, 2000 by and between Harnischfeger Industries, Inc. and Michael S. Olsen (incorporated by reference to Exhibit 10(f) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299). *
10.7	Form of Stock Option Agreement dated July 16, 2001 (incorporated by reference to Exhibit 10(g) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299). *
10.8	Form of Performance Unit Agreement entered into as of August 27, 2001, between Joy Global Inc. and James A. Chokey, John Nils Hanson, Michael S. Olsen, Donald C. Roof and Dennis R. Winkleman (incorporated by reference to Exhibit 10(h) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299). *
10.9	Form of Stock Option Agreement dated November 1, 2001 (incorporated by reference to Exhibit 10(i) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299). *
10.10	Joy Global Inc. Annual Bonus Compensation Plan (incorporated by reference to Exhibit 10(j) to report of Joy Global Inc. on Form 10-K for the year ended October 31, 2001, File No. 01-9299).*
10.11	Form of Stock Option Agreement dated February 1, 2002 (incorporated by reference to Exhibit (a) to report of Joy Global Inc. on Form 10-Q for the quarter ended February 2, 2002, File No. 01-9299). *
10.12	Form of Director Stock Option Agreement dated February 27, 2002 (incorporated by reference to Exhibit 10(d) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299).
10.13	Form of Stock Option Agreement dated May 1, 2002 (incorporated by reference to Exhibit 10(b) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299). *
10.14	Form of Director Stock Option Agreement dated July 16, 2001 (incorporated by reference to Exhibit 10(c) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 01-9299).
10.15	Form of Performance Unit Agreement entered into as of November 18, 2002, between Joy Global Inc. and James A. Chokey, John Nils Hanson, Michael S. Olsen, Donald C. Roof, Dennis R. Winkleman, Michael W. Sutherlin and Mark E. Readinger (incorporated by reference to Exhibit 10(o) to report of Joy Global Inc. on Form 10-K for the year ended November 2, 2002, File No. 01-9299). *
10.16	Form of Stock Option Agreement dated November 18, 2002 (incorporated by reference to Exhibit 10(p) to report of Joy Global Inc. on Form 10-K for the year ended November 2, 2002, File No. 01-9299). *
10.17	Amendment No. 1 to Joy Global Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10(b) to report of Joy Global Inc. on Form 10-Q for the quarter ended May 3, 2003, File No. 01-9299). *
10.18	Joy Global Inc. 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(a) to report of Joy Global Inc. on Form 10-Q for the quarter ended May 3, 2003, File No. 01-9299). *
10.19	Form of Change of Control Employment Agreement dated as of May 20, 2003. (incorporated by reference to Exhibit 10(t) to report of Joy Global Inc. on Form 10-K for the year ended November 1, 2003, File No. 01-9299)*
10.20	Second Amendment to Amended and Restated Credit Agreement dated as of August 26, 2003 and entered into by and among Joy Global Inc., as Borrower, the lenders named therein, as Lenders, Deutsche Bank Trust Company Americas, as Agents, Heller Financial, Inc. and Fleet Capital Corporation, as Co-Syndication Agents, and CIT Group/Business Credit, as Documentation Agent (incorporated by reference to Exhibit 10(u) to report of Joy Global Inc. on Form 10-K for the year ended November 1, 2003, File No. 01-9299).
10.21	Form of Amendment to Performance Unit Agreement (incorporated by reference to Exhibit 10(v) to report of Joy Global Inc. on Form 10-K for the year ended November 1, 2003, File No. 01-9299).*
10.22	First Amendment to Second Amended and Restated Credit Agreement and Consent dated as of April 19, 2004 and entered into by and among Joy Global Inc., as Borrower, the lenders named therein, as Lenders, Deutsche Bank Trust Company America, as Agent, Heller Financial, Inc. and Fleet Capital Corporation, as Co-Syndication Agents, and CIT Group/Business Credit, as Documentation Agent (incorporated by reference to Exhibit 10(a) to report of Joy Global Inc. on Form 10-Q for the quarter ended May 1, 2004, File No. 01-9299).
10.23	Form of Non-Employee Director Restricted Stock Unit Award Agreement dated May 8, 2003 (incorporated by reference to Exhibit 10(b) to report of Joy Global Inc. on Form 10-Q for the quarter ended May 1, 2004, File No. 01-9299).
10.24	Form of Stock Option Agreement entered into as of January 21, 2004 (incorporated by reference to Exhibit 10(d) to report of Joy Global Inc. on Form 10-Q for the quarter ended May 1, 2004, File No. 01-9299).
10.25	Form of Performance Unit Agreement entered into as of January 21, 2004 between Joy Global Inc. and James A. Chokey, John Nils Hanson, Mark E. Readinger, Donald C. Roof, Michael W. Sutherlin and Dennis R. Winkleman (incorporated by reference to Exhibit 10(e) to report of Joy Global Inc. on Form 10-Q for the quarter ended May 1, 2004, File No. 01-9299).
10.26	Form of Restricted Stock Unit Award Agreement entered into as of January 21, 2004 between Joy Global Inc. and James A. Chokey, John Nils Hanson, Mark E. Readinger, Donald C. Roof, Michael W. Sutherlin and Dennis R. Winkleman (incorporated by reference to Exhibit 10(f) to report of Joy Global Inc. on Form 10-Q for the quarter ended May 1, 2004, File No. 01-9299).
10.27	Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10 to report of Joy Global Inc. on Form 8-K dated February 10, 2004, File No. 01-9299).
10.28	Form of Non-Employee Director Restricted Stock Unit Award Agreement dated February 24, 2004 (incorporated by reference to Exhibit 10(c) to report of Joy Global Inc. on Form 10-Q for the quarter ended May 1, 2004, File No. 01-9299).
21	Subsidiaries of the Registrant. **
23	Consent of Ernst & Young LLP.
24	Powers of Attorney. **
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

**	Previously filed as exhibits to our Annual Report on Form 10-K for the fiscal year ended October 30, 2004.

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

Joy Global Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Fiscal Years Ended
	October 30, 2004	November 1, 2003	November 2, 2002
Operating Activities:
Net income (loss)	$55,322	$18,516	$(28,017)
Add (deduct) - items not affecting cash:
Loss on debt extinguishment	--	261	8,100
Minority interest	--	--	1,674
Depreciation and amortization	46,177	52,542	59,137
Amortization of financing fees	3,190	3,546	3,515
Fresh start inventory adjustment taken to cost of sales	--	--	53,560
Increase (decrease) in deferred income taxes, net
of change in valuation allowance	(2,390)	(11,642)	(42,189)
Change in long-term accrued pension costs	15,031	(1,121)	(9,715)
Other, net	2,151	3,645	1,007
Contributions to U.S. qualified pension plans	(88,104)	(47,612)	(3,451)
Changes in Working Capital Items:
(Increase) decrease in restricted cash	--	253	19,160
(Increase) decrease in accounts receivable, net	(57,719)	(10,510)	43,553
(Increase) decrease in inventories	(48,146)	65,293	51,017
(Increase) decrease in other current assets	4,750	7,124	(3,702)
Increase (decrease) in trade accounts payable	45,442	7,601	(5,270)
Increase (decrease) in employee compensation and benefits	30,037	30,753	1,358
Increase (decrease) in advance payments and progress billings	49,290	5,695	9,785
Increase (decrease) in other accrued liabilities	7,230	(18,699)	(31,981)

Net cash provided by operating activities	62,261	105,645	127,541

Investment Activities:
Property, plant and equipment acquired	(18,718)	(27,512)	(19,087)
Proceeds from sale of property, plant and equipment	2,330	2,996	3,176
Purchase of equity interest in subsidiary	--	(12,316)	--
Other, net	5,251	6,285	4,266

Net cash used by investment activities	(11,137)	(30,547)	(11,645)

Financing Activities:
Exercise of stock options	44,716	1,917	--
Dividends paid	(14,026)	--	--
Increase (decrease) in short-term notes payable	(1,080)	1,512	1,865
Payments on long-term obligations	(1,010)	(13,174)	(814)
Financing fees	(1,000)	(250)	(9,136)
Issuance of 8.75% Senior Subordinated Notes	--	--	200,000
Redemption of 10.75% Senior Notes	--	--	(113,686)
Payment of Term Loan	--	--	(100,000)
Payment of Credit Agreement	--	--	(63,930)

Net cash provided (used) by financing activities	27,600	(9,995)	(85,701)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	4,477	12,496	1,059

Increase in Cash and Cash Equivalents	83,201	77,599	31,254
Cash and Cash Equivalents at Beginning of Period	148,505	70,906	39,652

Cash and Cash Equivalents at End of Period	$231,706	$148,505	$70,906

Supplemental cash flow information
Interest paid	$22,022	$23,075	$27,732
Income taxes paid	13,745	19,067	19,283

Joy Global Inc.
Consolidated Statement of Shareholders’ Equity
(In thousands)

	Common Stock		Capital in Excess of	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Par Value	(Deficit)	Income (Loss)	Total
Balance at October 31, 2001	50,000	$50,000	$581,898	$(76,498)	$(71,693)		$483,707
Comprehensive income (loss):
Net loss	--	--	--	(28,017)	--		(28,017)
Change in additional minimum pension liability	--	--	--	--	(114,176)		(114,176)
Derivative instrument fair market value adjustment	--	--	--	--	(643)		(643)
Currency translation adjustment	--	--	--	--	6,045		6,045
Total comprehensive loss							(136,791)
Issuance of stock as professional fee payment	228	228	3,472	--	--		3,700

Balance at November 2, 2002	50,228	$50,228	$585,370	$(104,515)	$(180,467)		$350,616
Comprehensive income (loss):
Net income	--	--	--	18,516	--		18,516
Change in additional minimum pension liability	--	--	--	--	(33,652)		(33,652)
Derivative instrument fair market value adjustment	--	--	--	--	585		585
Currency translation adjustment	--	--	--	--	31,974		31,974
Total comprehensive income							17,423
Exercise of stock options	145	145	1,910	--	--	*	2,055
Tax benefit from exercise of stock options	--	--	179	--	--		179

Balance at November 1, 2003	50,373	$50,373	$587,459	$(85,999)	$(181,560)		$370,273
Comprehensive income (loss):
Net income	--	--	--	55,322	--		55,322
Dividends	--	--	--	(14,365)	--		(14,365)
Change in additional minimum pension liability	--	--	--	--	(22,158)		(22,158)
Derivative instrument fair market value adjustment	--	--	--	--	3,088		3,088
Currency translation adjustment	--	--	--	--	3,597		3,597
Total comprehensive income							25,484
Exercise of stock options	2,867	2,867	41,711	--	--	*	44,578
Tax benefit from exercise of stock options	--	--	11,713	--	--		11,713

Balance at October 30, 2004	53,240	$53,240	$640,883	$(45,042)	$(197,033)		$452,048

* - Difference between Consolidated Statement of Shareholders' Equity and Consolidated Statement of Cash Flows represents $138 of cash received in Fiscal 2004 relating to stock options exercised in Fiscal 2003.

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

Revenue Recognition — We generally recognize revenue at the time of shipment and passage of title for sales of products and at the time of performance for sales of services. We recognize revenue on long-term contracts, such as the manufacture of mining shovels, drills, draglines and roof support systems, using either the percentage-of-completion or the inventory sales methods. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified.

We have life cycle management contracts with customers to supply parts and service for terms of 1 to 13 years. These contracts are set up based on the projected costs and revenues of servicing the respective machines over the specified contract terms. Accounting for these contracts requires us to make various estimates, including estimates of the relevant machine's long-term maintenance requirements. Under these contracts, customers are generally billed monthly and the respective deferred revenues are recorded when billed. Revenue is recognized in the period in which parts are supplied or services provided. These contracts are reviewed periodically and revenue recognition is adjusted appropriately for future estimated costs. If a loss is expected at any time, the full amount of the loss is recognized immediately.

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

        We realized approximately $5.5 million in cost savings in Fiscal 2004 as a result of the Fiscal 2003 rationalization plan at P&H. These savings were reflected in our cost of sales. We realized approximately $5.8 million in cost savings in Fiscal 2004 as a result of the Fiscal 2003 rationalization plan at Joy. These savings consisted of $4.7 million reflected in our cost of sales and $1.1 million reflect in our product, development, selling and administrative expenses. These savings are sustainable in future years, but will vary based upon sales volumes. If volumes increase, the savings will be higher; if the volumes decrease, the savings will be reduced.

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

In thousands	Net Sales	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
Fiscal 2004
Underground Mining	$820,121	$91,376	$28,012	$11,914	$641,053
Surface Mining	612,046	53,189	18,010	9,221	430,816

Total operations	1,432,167	144,565	46,022	21,135	1,071,869
Corporate	--	(36,884)	3,345	--	368,490

Consolidated Total	$1,432,167	$107,681	$49,367	$21,135	$1,440,359

Fiscal 2003
Underground Mining	$685,999	$43,573	$31,635	$18,622	$679,919
Surface Mining	529,967	27,572	20,743	8,890	465,408

Total operations	1,215,966	71,145	52,378	27,512	1,145,327
Corporate	--	(23,463)	3,710	--	141,402

Consolidated Total	$1,215,966	$47,682	$56,088	$27,512	$1,286,729

Fiscal 2002
Underground Mining	$745,714	$19,516	$36,203	$11,651	$634,139
Surface Mining	405,133	(18,157)	22,734	7,436	484,595

Total operations	1,150,847	1,359	58,937	19,087	1,118,734
Corporate	--	(16,502)	3,715	--	138,605

Consolidated Total	$1,150,847	$(15,143)	$62,652	$19,087	$1,257,339

Geographical Segment Information

In thousands	Total Sales	Interarea Sales	Sales to Unaffiliated Customers	Operating Income (Loss)	Long- Lived Assets
Fiscal 2004
United States	$ 863,642	$ (191,415)	$ 672,227	$ 88,076	$140,089
Europe	270,887	(60,102)	210,785	24,870	75,123
Australia	223,244	(7,434)	215,810	12,574	25,455
Other Foreign	337,580	(4,235)	333,345	50,493	23,593
Interarea Eliminations	(263,186)	263,186	—	(31,448)	—

	$ 1,432,167	$ —	$1,432,167	$ 144,565	$264,260

Fiscal 2003
United States	$ 761,267	$ (178,916)	$ 582,351	$ 32,315	$159,808
Europe	218,632	(71,784)	146,848	27,227	68,582
Australia	213,773	(11,643)	202,130	8,902	23,849
Other Foreign	286,139	(1,502)	284,637	35,534	27,115
Interarea Eliminations	(263,845)	263,845	—	(32,833)	—

	$ 1,215,966	$ —	$1,215,966	$ 71,145	$279,354

Fiscal 2002
United States	$ 799,560	$ (161,172)	$ 638,388	$(24,541)	$172,791
Europe	258,821	(86,367)	172,454	33,729	56,170
Other Foreign	352,163	(12,158)	340,005	21,563	50,455
Interarea Eliminations	(259,697)	259,697	—	(29,392)	—

	$ 1,150,847	$ —	$1,150,847	$ 1,359	$279,416

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

Condensed Consolidated
Statement of Cash Flows
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on the 29th day of March, 2005.

JOY GLOBAL INC.
(Registrant)

John Nils Hanson
John Nils Hanson
Chairman, President
And Chief Executive Officer

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