Form 10-Q/A
period 2005-01-29
JOY GLOBAL INC
filed 2005-03-30
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory note

        The purpose of this Amendment No. 1 on Form 10-Q/A is to amend our Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2005 (the "Original Filing"), filed with the Securities and Exchange Commission (the "SEC") on February 28, 2005. This Amendment No. 1 is being filed to address comments from the staff of the Securities and Exchange Commission in connection with the staff's review of the Original Filing. This Amendment No. 1 is being filed solely for the purpose of amending Part I, Item 4, Controls and Procedures to clarify the disclosure relating to disclosure controls and procedures and internal control over financial reporting.

        This amendment does not change any of the account balances on the condensed consolidated balance sheet, statement of income, or statement of cash flows in the financial statements included in the Original Filing.

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

Part I, Item 4 - Controls and Procedures

Part II, Item 6 - Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 4. Controls and Procedures

        We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of January 29, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

        Starting in the first quarter of Fiscal 2005, we have engaged an independent tax consulting firm to assist with our evaluation of the judgmental issues concerning tax accounting and tax reserves and help us ensure that all procedural steps appropriate under FAS No. 109 are fully complied with.

         There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

31.1 Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications

31.2 Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications

32 Section 1350 Certifications *

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date March 29, 2005	JOY GLOBAL INC. (Registrant) Donald C. Roof Donald C. Roof Executive Vice President, Chief Financial Officer and Treasurer