Form 10-K/A
period 2004-10-30
JOY GLOBAL INC
filed 2005-04-11
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Explanatory Note

        This Amendment No. 2 on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended October 30, 2004 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2004 and previously amended by Amendment No. 1 filed on March 29, 2005.

        This Amendment No. 2 is being filed for the sole purpose of filing a complete form of certification required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

        This Amendment No.2 on Form 10-K/A also includes the text of Amendment No. 1, which was filed to address comments from the staff of the SEC in connection with the staff’s review of the Original Filing. Amendment No. 1 amended: (i) Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations to expand the text appearing under the heading “Results of Operations - 2004 Compared with 2003 - Provision for Income Taxes,” the text appearing under the heading “Restructuring and Other Special Charges” and the Revenue Recognition paragraph appearing under the heading “Critical Accounting Policies”, (ii) Item 7a, Quantitative and Qualitative Disclosures about Market Risk to include an additional derivatives table, (iii) Item 8, Financial Statements and Supplementary Data to include an explanatory paragraph, (iv) Item 9a, Controls and Procedures to clarify the disclosure contained in Item 9a, (v) Item 15(a)(1), Consolidated Statement of Shareholders’ Equity to show the tax benefit from the exercise of stock options and Notes to Consolidated Financial Statements to amend the “Geographical Segment Information” and (vi) the certifications required by Rules 13a-14(a) and (b) under the Exchange Act, so that they were dated as of a current date as required by Rule 12b-15 of the Exchange Act.

        Neither this Amendment No. 2 nor Amendment No. 1 changed any of the account balances on the consolidated balance sheet, statement of income, statement of shareholders’ equity or statement of cash flows in the audited financial statements included in the Original Filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on the 11th day of April, 2005.

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