Form 10-Q/A
period 2005-01-29
JOY GLOBAL INC
filed 2005-04-11
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

Explanatory Note

        This Amendment No. 2 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarterly period ended January 29, 2005 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2005 and previously amended by Amendment No. 1 filed on March 29, 2005.

        This Amendment No. 2 is being filed for the sole purpose of filing a complete form of certification required under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

        This Amendment No.2 on Form 10-Q/A also includes the text of Amendment No. 1, which addressed comments from the staff of the SEC in connection with the staff’s review of the Original Filing. Amendment No. 1 was filed solely for the purpose of amending Part I, Item 4, Controls and Procedures to clarify the disclosure relating to disclosure controls and procedures and internal control over financial reporting.

        Neither this Amendment No. 2 nor Amendment No. 1 changed any of the account balances on the condensed consolidated balance sheet, statement of income, or statement of cash flows in the financial statements included in the Original Filing.

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

Date April 11, 2005	JOY GLOBAL INC. (Registrant) Donald C. Roof Donald C. Roof Executive Vice President, Chief Financial Officer and Treasurer