Form 10-Q
period 2005-04-30
JOY GLOBAL INC
filed 2005-06-03
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED        April 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class Common Stock, $1 par value	Outstanding at May 27, 2005 80,409,898 shares

JOY GLOBAL INC.

FORM 10-Q – INDEX
April 30, 2005

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Net sales	$ 481,925	$ 337,682	$ 865,615	$ 621,368
Costs and expenses:
Cost of sales	342,734	246,569	613,603	460,460
Product development, selling
and administrative expenses	74,930	69,445	146,211	132,188
Restructuring charges	—	69	—	502
Other income	(650)	(887)	(1,371)	(1,995)

Operating income	64,911	22,486	107,172	30,213
Interest expense, net	(3,533)	(4,360)	(7,951)	(10,034)
Loss on debt repurchase	(2,644)	—	(5,037)	—

Income before reorganization items	58,734	18,126	94,184	20,179
Reorganization items	2,439	2,264	2,323	1,649

Income before provision for income taxes	61,173	20,390	96,507	21,828
Provision for income taxes	(22,350)	(1,550)	(35,500)	(2,050)

Net income	$ 38,823	$ 18,840	$ 61,007	$ 19,778

Net income per share: *
Basic	$ 0.48	$ 0.24	$ 0.76	$ 0.26

Diluted	$ 0.47	$ 0.23	$ 0.74	$ 0.25

Dividends per share *	$ 0.1125	$ 0.05	$ 0.1875	$ 0.083

Weighted average shares outstanding: *
Basic	80,611	78,269	80,337	77,349

Diluted	82,304	80,610	82,184	79,520

   * Share data adjusted for effect of 3-for-2
     stock split effective January 21, 2005

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	April 30, 2005	October 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 208,314	$ 231,706
Accounts receivable, net	301,742	259,897
Inventories	545,988	443,810
Other current assets	59,611	56,639

Total current assets	1,115,655	992,052
Property, plant and equipment, net	205,789	207,974
Intangible assets, net	39,928	40,213
Deferred income taxes	129,279	129,424
Other assets	72,125	70,696

Total assets	$1,562,776	$1,440,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$ 2,091	$ 3,110
Trade accounts payable	142,013	139,178
Employee compensation and benefits	66,950	82,472
Advance payments and progress billings	148,506	87,507
Income taxes payable	25,341	4,910
Other accrued liabilities	130,650	114,675

Total current liabilities	515,551	431,852
Long-term obligations	169,749	202,869
Accrued pension costs	275,099	268,933
Other	86,801	84,657

Total liabilities	1,047,200	988,311

Shareholders' equity	515,576	452,048

Total liabilities and shareholders' equity	$1,562,776	$1,440,359

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	April 30, 2005	May 1, 2004
Cash flows from operating activities:
Net income	$ 61,007	$ 19,778
Non-cash items:
Depreciation and amortization	20,468	24,113
Amortization of financing fees	850	2,322
Loss on debt repurchase	5,037	—
Increase (decrease) in deferred income taxes, net
of change in valuation allowance	24	(9,005)
Change in long-term accrued pension costs	6,970	10,638
Other, net	(375)	(169)
Changes in Working Capital Items:
(Increase) decrease in accounts receivable, net	(37,118)	(13,737)
(Increase) decrease in inventories	(95,714)	(34,178)
(Increase) decrease in other current assets	(1,527)	4,801
Increase (decrease) in trade accounts payable	(297)	9,001
Increase (decrease) in employee compensation and benefits	(12,008)	(3,495)
Increase (decrease) in advance payments and progress billings	59,798	35,297
Increase (decrease) in other accrued liabilities	35,739	(19,140)

Net cash provided by operating activities	42,854	26,226

Cash flows from investing activities:
Property, plant and equipment acquired	(13,280)	(5,714)
Proceeds from sale of property, plant and equipment	1,433	1,324
Intangibles acquired	(3,958)	(1,592)
Other, net	(789)	6,377

Net cash provided (used) by investing activities	(16,594)	395

Cash flows from financing activities:
Exercise of stock options	3,334	29,832
Dividends paid	(15,372)	(6,316)
Repurchase of 8.75% Senior Subordinated Notes	(37,010)	—
Repayment of long-term obligations	(454)	(761)
Increase (decrease) in short-term notes payable	(953)	9,230
Financing fees	—	(1,000)

Net cash provided (used) by financing activities	(50,455)	30,985

Effect of exchange rate changes on cash and cash equivalents	803	2,546

Increase (Decrease) in Cash and Cash Equivalents	(23,392)	60,152
Cash and Cash Equivalents at Beginning of Period	231,706	148,505

Cash and Cash Equivalents at End of Period	$ 208,314	$ 208,657

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2005
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

These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K/A for the fiscal year ended October 30, 2004. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Both the Credit Agreement and Senior Subordinated Note Indenture contain restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness, liens, asset sales, and capital expenditures. The covenants in the Senior Subordinated Note Indenture are generally less restrictive than the covenants in the Credit Agreement. Interest coverage, leverage and fixed charge coverage covenants in the Credit Agreement generally become more restrictive over the term of the agreement. At April 30, 2005, we were in compliance with financial covenants in the Credit Agreement and the Indenture.

During Fiscal 2005, we have purchased approximately $32.8 million par value of our 8.75% Senior Subordinated Notes in several open market purchases. These transactions, which resulted in a $5.0 million loss on repurchase, consisted of approximately $37.0 million of cash and the writedown of unamortized finance costs of $0.8 million. Since these transactions are purchases, not redemptions, the notes remain outstanding in accordance with the terms of the Indenture and are netted on the balance sheet.

At April 30, 2005, there were no outstanding borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $200 million credit limit, totaled $97.7 million. The amount available for borrowings under the Credit Agreement is also limited by a borrowing base calculation. At April 30, 2005, there was $102.3 million available for borrowings under the Credit Agreement.

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

This distribution, under our Plan of Reorganization, brings the total number of shares distributed to date to 75,000,000 as adjusted to reflect the Company’s 3-for-2 stock split (equivalent to 50,000,000 shares prior to such stock split). This distribution is based on approximately $1.21 billion of allowed claims. This distribution, when added to the prior distributions, equates one share of Joy Global Inc. common stock prior to the stock split to a $24.11 allowed claim (equivalent to $16.08 on a split-adjusted basis). All subsequent references to shares of common stock will be on a post-split basis unless otherwise noted.

Our stock incentive plan includes stock options, performance shares, restricted stock units and other stock-based awards to officers, employees and directors. As of April 30, 2005 stock option grants aggregating approximately 8.1 million shares of common stock had been made to approximately 250 individuals. Included in this aggregate were options to purchase 22,500 shares granted to each of our six outside directors. In Fiscal 2003, Fiscal 2004 and Fiscal 2005, restricted stock unit grants of 8,373, 3,238 and 2,054, respectively, were made to each of our six outside directors. These restricted stock units vest one year after the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered one year after the director’s service on the board terminates. On January 21, 2004 and November 15, 2004 restricted stock unit grants of 71,198 and 51,900, respectively, were made to certain executive officers and key employees. These restricted stock units vest over a five-year period with one-third vesting on the third, fourth and fifth anniversaries of the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered to the individual as the units vest. Individuals are credited with additional units to reflect cash dividends paid on the underlying common stock. In the event of a change in control, the units will be paid out in cash based on the market price of the common stock, as of the date of the change in control.

The 2003, 2004 and 2005 performance share award programs under our stock incentive plan provide long-term incentive compensation opportunities to certain senior executives. Up to approximately 602,000 shares of common stock may be earned by the senior executives under the 2003, 2004 and 2005 performance share award programs if at the end of a three year award cycle cumulative net cash flow, as defined in the performance award agreements, exceeds certain threshold amounts. Each performance share represents the right to earn one share of common stock. Awards can range from 0% to 150% of the target award opportunities and may be paid out in stock, cash or a combination of stock and cash. In the event of a change in control, the performance shares are paid out in cash based on the greater of actual performance or target award. During the first quarter of 2005 and prior to the 3-for-2 stock split, we distributed 155,881 of the 363,613 performance shares earned under the 2001 performance share award program. In the second quarter of 2005, we distributed 42,750 of the 311,598 post-split deferred shares.

As of April 30, 2005, awards under the stock incentive plan were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended		Six Months Ended
In thousands except per share data	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Net income, as reported	$ 38,823	$ 18,840	$ 61,007	$ 19,778
Add:
Compensation expense included
in reported net income, net of
related tax effect	2,404	685	4,415	2,235
Deduct:
Compensation expense determined
under SFAS No. 123, net of related taxes	(1,496)	(2,850)	(3,318)	(5,129)

Pro forma net income	$ 39,731	$ 16,675	$ 62,104	$ 16,884

Net income per share *
As reported
Basic	$ 0.48	$ 0.24	$ 0.76	$ 0.26

Diluted	$ 0.47	$ 0.23	$ 0.74	$ 0.25

Pro forma *
Basic	$ 0.49	$ 0.21	$ 0.77	$ 0.22

Diluted	$ 0.48	$ 0.21	$ 0.75	$ 0.21

*    Share data adjusted for effect of 3-for-2
      stock split effective January 21, 2005

Separate Statements of Shareholders’ Equity are not required to be presented for interim periods. However, comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
In thousands	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Net income	$ 38,823	$ 18,840	$61,007	$ 19,778
Comprehensive income:
Translation adjustments	(797)	(11,229)	7,285	(3,803)
Derivative fair value adjustments	(531)	(370)	405	(604)

Total comprehensive income	$ 37,495	$ 7,241	$68,697	$ 15,371

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

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
In thousands except per share data	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Numerator:
Net income	$38,823	$18,840	$61,007	$19,778
Denominator:
Denominator for basic net income per share -
Weighted average shares	80,611	78,269	80,337	77,349
Effect of dilutive securities:
Stock options, restricted stock units
and performance shares	1,693	2,341	1,847	2,171

Denominator for diluted net income per share -
Adjusted weighted average shares and
assumed conversions	82,304	80,610	82,184	79,520

Basic net income per share *	$ 0.48	$ 0.24	$ 0.76	$ 0.26

Diluted net income per share *	$ 0.47	$ 0.23	$ 0.74	$ 0.25

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

The General Organization for Industrial and Mining Projects (“IMC”), an agency of the government of Egypt commenced legal proceedings in Egypt in late 2002 against Joy Mining Machinery Limited (“Joy MM”), one of our subsidiaries located in the United Kingdom, to resolve certain disputes arising under an agreement entered into in 1998 between Joy MM and IMC relating to underground mining equipment for the Abu Tartur project in Egypt. IMC may also seek wrongfully to draw on approximately 9.7 million pounds sterling in bank guarantees established for the benefit of IMC in connection with the agreement. On August 6, 2004, The International Centre for Settlement of Investment Disputes declined to accept jurisdiction of arbitration proceedings initiated by Joy MM against IMC. IMC has now commenced proceedings against Joy MM in the Cairo Arbitration Centre to recover unspecified damages for the alleged breach of contract and delay. An arbitration panel has been selected and proceedings before it have commenced. We have reached an agreement in principle to settle this dispute, subject to documentation and approval by the Egyptian government. We have reserves adequate to cover the amount we would be required to pay under the terms of such settlement.

By notice dated May 16, 2003, Sokolovskaya Investment Company (“SIC”), a mining company in Russia, filed a request for arbitration with the ICC International Court of Arbitration against Joy MM to recover damages alleged to have arisen out of contracts entered into by Joy MM and SIC in 1995 and 1996 for the supply of underground mining equipment and related services. SIC seeks damages for loss of profit, delay, repairs, loss of use and other consequential damages of between $65 million and $82 million. Arbitration hearings have been held and a decision is expected this fiscal year.

At April 30, 2005, we were contingently liable to banks, financial institutions and others for approximately $120.4 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. At April 30, 2005, there were $3.8 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of April 30, 2005, the nominal or face value of forward foreign exchange contracts to which we are a party, in absolute U.S. dollar equivalent terms, was $248.0 million.

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

7. Inventories, net

        Consolidated inventories, net consisted of the following:

In thousands	April 30, 2005	October 30, 2004
Finished goods	$278,306	$244,244
Work in process and purchased parts	214,927	164,660
Raw materials	52,755	34,906

	$545,988	$443,810

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

        The following table reconciles the changes in the Company’s product warranty reserve:

	Three Months Ended		Six Months Ended
In thousands	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Balance, beginning of period	$ 32,515	$ 30,168	$ 31,259	$ 30,443
Accrual for warranty expensed during
the period	6,469	5,970	11,856	9,565
Settlements made during the period	(4,646)	(4,425)	(8,770)	(8,481)
Change in liability for pre-existing warranties
during the period, including expirations	(259)	(559)	(554)	(774)
Effect of foreign currency translation	161	(22)	449	379

Balance, end of period	$ 34,240	$ 31,132	$ 34,240	$ 31,132

9. Reorganization Items

Reorganization items include income, expense and loss that were realized or incurred as a result of our reorganization under Chapter 11 of the Bankruptcy Code. For the six months ended April 30, 2005, the $2.3 million of reorganization income included $1.5 million from insurance settlements and approximately $1.1 million of cash receipts from a fully reserved note receivable offset by post emergence professional fees. For the six months ended May 1, 2004, the $1.6 million of reorganization income represented a cash settlement with the Beloit Liquidating Trust and the elimination of a bankruptcy related liability offset by post emergence professional fees.

10. Pension and Postretirement

        The components of net periodic benefit costs recognized are as follows:

	U.S. Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
In thousands	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Service cost	$ 3,312	$ 3,067	$ 43	$ 41
Interest cost	10,851	10,804	717	863
Expected return on assets	(12,062)	(9,953)	—	—
Amortization of:
Prior service cost	108	90	—	—
Actuarial (gain) loss	2,732	1,633	52	99

Net periodic benefit cost	$ 4,941	$ 5,641	$812	$1,003

	U.S. Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
In thousands	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Service cost	$ 6,625	$ 6,135	$ 85	$ 83
Interest cost	21,702	21,609	1,434	1,725
Expected return on assets	(24,124)	(19,906)	—	—
Amortization of:
Prior service cost	215	181	—	—
Actuarial (gain) loss	5,463	3,265	104	199

Net periodic benefit cost	$ 9,881	$ 11,284	$1,623	$2,007

Although no contributions are required to be made to our U.S. qualified pension plans in Fiscal 2005, we expect to make a voluntary contribution of approximately $48 million in July 2005.

11. Segment Information

At April 30, 2005, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income (expense) or provision for income taxes. There are no significant intersegment sales. Segment total assets are those used in our operations in each segment. Corporate assets consist primarily of cash and cash equivalents, deferred financing costs and deferred income taxes.

In thousands	Net Sales	Operating Income (Loss)	Total Assets
2005 Second Quarter

Underground Mining Machinery	$293,765	$ 45,928	$ 710,520
Surface Mining Equipment	188,160	27,324	520,779

Total operations	481,925	73,252	1,231,299
Corporate	—	(8,341)	331,477

Consolidated Total	$481,925	$ 64,911	$1,562,776

2004 Second Quarter

Underground Mining Machinery	$199,479	$ 16,874	$ 600,627
Surface Mining Equipment	138,203	12,072	423,389

Total operations	337,682	28,946	1,024,016
Corporate	—	(6,460)	360,547

Consolidated Total	$337,682	$ 22,486	$1,384,563

2005 Six Months

Underground Mining Machinery	$521,588	$ 72,651	$ 710,520
Surface Mining Equipment	344,027	50,509	520,779

Total operations	865,615	123,160	1,231,299
Corporate	—	(15,988)	331,477

Consolidated Total	$865,615	$ 107,172	$1,562,776

2004 Six Months

Underground Mining Machinery	$354,495	$ 24,442	$ 600,627
Surface Mining Equipment	266,873	18,959	423,389

Total operations	621,368	43,401	1,024,016
Corporate	—	(13,188)	360,547

Consolidated Total	$621,368	$ 30,213	$1,384,563

12. Recent Accounting Pronouncements

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

During April 2005, the Securities and Exchange Commission amended the compliance dates for Statement 123(R). The amendment allows companies to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) in the first quarter of Fiscal 2006.

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

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25‘s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)‘s fair value method could have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 4 to these financial statements and Note 2 of our annual report on Form 10-K/A for the year ended October 30, 2004. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Due to our tax position, we do not anticipate this to have any effect on our cash flow statement.

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

In November 2004, FASB issued Statement No. 151, (“FAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4", to improve financial reporting and global comparability of inventory accounting. The amendment, which adopted language similar to that used in the IASB International Accounting Standard 2 (“IAS 2”), clarifies that inventory related expenses, such as abnormal amounts of idle facility expense, freight, handling costs, and wasted or spoiled materials should be recognized as current period charges. The statement also requires fixed production overhead allocations to inventory based on normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning in our fiscal year 2006. The adoption of FAS No. 151 is not expected to have a significant impact on the consolidated financial statements.

13. Subsequent Events

On May 18, 2005, we commenced a tender offer for all of the outstanding 8.75% Senior Subordinated Notes. In connection with the tender offer, we also sought noteholder consents to proposed amendments that would eliminate substantially all of the restrictive covenants and other restrictions currently applicable to the notes. By May 31, 2005, we had received tenders and consents from holders of 99.8% of the notes. Unless extended, the tender offer will expire on June 15, 2005. We expect to utilize cash of approximately $190 million to complete the repurchase of all notes tendered and consent solicitation, including accrued interest.

On May 25, 2005, our Board of Directors declared a quarterly dividend in the amount of $0.1125 per share to be paid on June 23, 2005 to shareholders of record on June 9, 2005.

On May 31, 2005, the Board of Directors approved a stock buyback plan to repurchase up to $300 million of our common stock from time to time on the open market over the next 24 months. Stock purchases are at the discretion of management and depend, among other things, on our results of operations, capital requirements and financial condition, and on such other factors as senior management may consider relevant.

14. Subsidiary Guarantors

The following tables present condensed consolidated financial information for the three and six months ended April 30, 2005 and May 1, 2004 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Subordinated Notes, which include substantially all of our domestic subsidiaries (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidated
Statement of Income
Three Months Ended April 30, 2005
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ —	$ 288,803	$ 280,997	$(87,875)	$ 481,925
Cost of sales	—	203,229	218,804	(79,299)	342,734
Product development, selling
and administrative expenses	7,872	40,660	26,398	—	74,930
Restructuring charges	—	—	—	—	—
Other (income) expense	—	(946)	296	—	(650)

Operating income (loss)	(7,872)	45,860	35,499	(8,576)	64,911
Intercompany items	273	2,157	(14,458)	12,028	—
Interest income (expense), net	(4,065)	—	532	—	(3,533)
Loss on debt repurchase	(2,644)	—	—	—	(2,644)

Income (loss) before reorganization items	(14,308)	48,017	21,573	3,452	58,734
Reorganization items	2,422	17	—	—	2,439

Income (loss) before income taxes	(11,886)	48,034	21,573	3,452	61,173
(Provision) benefit for income taxes	3,686	(21,231)	(4,805)	—	(22,350)
Equity in income (loss) of subsidiaries	47,023	33,240	1,035	(81,298)	—

Net income (loss)	$ 38,823	$ 60,043	$ 17,803	$(77,846)	$ 38,823

Condensed Consolidated
Statement of Income
Three Months Ended May 1, 2004
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ —	$ 205,836	$ 191,941	$(60,095)	$ 337,682
Cost of sales	—	147,848	151,248	(52,527)	246,569
Product development, selling
and administrative expenses	6,408	38,427	24,610	—	69,445
Restructuring charges	—	68	1	—	69
Other income	—	(686)	(201)	—	(887)

Operating income (loss)	(6,408)	20,179	16,283	(7,568)	22,486
Intercompany items	4,756	(560)	(12,239)	8,043	—
Interest income (expense), net	(5,341)	(71)	1,052	—	(4,360)

Income (loss) before reorganization items	(6,993)	19,548	5,096	475	18,126
Reorganization items	2,264	—	—	—	2,264

Income (loss) before income taxes	(4,729)	19,548	5,096	475	20,390
(Provision) benefit for income taxes	8,212	(6,707)	(3,055)	—	(1,550)
Equity in income (loss) of subsidiaries	15,357	1,657	910	(17,924)	—

Net income (loss)	$ 18,840	$ 14,498	$ 2,951	$(17,449)	$ 18,840

Condensed Consolidated
Statement of Income
Six Months Ended April 30, 2005
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ —	$ 519,812	$ 515,424	$(169,621)	$ 865,615
Cost of sales	—	362,836	396,512	(145,745)	613,603
Product development, selling
and administrative expenses	15,468	76,952	53,791	—	146,211
Restructuring charges	—	—	—	—	—
Other (income) expense	—	(1,718)	347	—	(1,371)

Operating income (loss)	(15,468)	81,742	64,774	(23,876)	107,172
Intercompany items	896	5,190	(27,422)	21,336	—
Interest income (expense), net	(8,547)	(40)	636	—	(7,951)
Loss on debt repurchase	(5,037)	—	—	—	(5,037)

Income (loss) before reorganization items	(28,156)	86,892	37,988	(2,540)	94,184
Reorganization items	2,306	17	—	—	2,323

Income (loss) before income taxes	(25,850)	86,909	37,988	(2,540)	96,507
(Provision) benefit for income taxes	8,014	(35,159)	(8,355)	—	(35,500)
Equity in income (loss) of subsidiaries	78,843	53,166	2,028	(134,037)	—

Net income (loss)	$ 61,007	$ 104,916	$ 31,661	$(136,577)	$ 61,007

Condensed Consolidated
Statement of Income
Six Months Ended May 1, 2004
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$ —	$ 368,979	$ 359,409	$(107,020)	$ 621,368
Cost of sales	—	275,158	277,922	(92,620)	460,460
Product development, selling
and administrative expenses	13,097	72,419	46,672	—	132,188
Restructuring charges	—	295	207	—	502
Other (income) expense	(70)	(1,337)	(588)	—	(1,995)

Operating income (loss)	(13,027)	22,444	35,196	(14,400)	30,213
Intercompany items	7,139	1,109	(22,536)	14,288	—
Interest income (expense), net	(12,354)	(159)	2,479	—	(10,034)

Income (loss) before reorganization items	(18,242)	23,394	15,139	(112)	20,179
Reorganization items - income (expense)	1,649	—	—	—	1,649

Income (loss) before income taxes	(16,593)	23,394	15,139	(112)	21,828
(Provision) benefit for income taxes	11,890	(9,179)	(4,761)	—	(2,050)
Equity in income (loss) of subsidiaries	24,481	18,810	1,826	(45,117)	—

Net income (loss)	$ 19,778	$ 33,025	$ 12,204	$(45,229)	$ 19,778

Condensed Consolidated
Balance Sheet
April 30, 2005
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$ 149,409	$ 1,531	$ 57,374	$ —	$ 208,314
Accounts receivable, net	—	131,924	173,459	(3,641)	301,742
Inventories	—	314,819	286,664	(55,495)	545,988
Other current assets	36,782	7,219	15,611	(1)	59,611

Total current assets	186,191	455,493	533,108	(59,137)	1,115,655
Property, plant and equipment, net	266	127,936	77,587	—	205,789
Intangible assets, net	—	39,928	—	—	39,928
Investment in affiliates	1,235,029	579,133	58,873	(1,873,035)	—
Intercompany accounts, net	(588,333)	662,168	(119,723)	45,888	—
Deferred income taxes	129,279	—	—	—	129,279
Other assets	7,713	6,619	57,793	—	72,125

Total assets	$ 970,145	$1,871,277	$ 607,638	$(1,886,284)	$1,562,776

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$ —	$ 10	$ 2,081	$ —	$ 2,091
Trade accounts payable	831	59,893	81,289	—	142,013
Employee compensation and benefits	17,119	35,700	14,131	—	66,950
Advance payments and progress billings	—	86,312	87,816	(25,622)	148,506
Income taxes payable	(1,000)	19,738	6,603	—	25,341
Other accrued liabilities	16,326	61,181	70,801	(17,658)	130,650

Total current liabilities	33,276	262,834	262,721	(43,280)	515,551
Long-term obligations	167,227	177	2,345	—	169,749
Other non-current liabilities	317,483	13,805	30,612	—	361,900
Shareholders' equity	452,159	1,594,461	311,960	(1,843,004)	515,576

Total liabilities and shareholders' equity	$ 970,145	$1,871,277	$ 607,638	$(1,886,284)	$1,562,776

Condensed Consolidated
Balance Sheet
October 30, 2004
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$ 180,837	$ 1,422	$ 49,447	$ —	$ 231,706
Accounts receivable, net	—	109,036	157,680	(6,819)	259,897
Inventories	—	252,237	228,130	(36,557)	443,810
Other current assets	36,637	3,149	16,786	67	56,639

Total current assets	217,474	365,844	452,043	(43,309)	992,052
Property, plant and equipment, net	303	131,514	76,157	—	207,974
Intangible assets, net	—	40,213	—	—	40,213
Investment in affiliates	1,206,745	540,068	57,084	(1,803,897)	—
Intercompany accounts, net	(572,278)	638,709	(113,448)	47,017	—
Deferred income taxes	129,424	—	—	—	129,424
Other non-current assets	12,233	6,410	52,053	—	70,696

Total assets	$ 993,901	$1,722,758	$ 523,889	$(1,800,189)	$1,440,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$ —	$ 48	$ 3,062	$ —	$ 3,110
Trade accounts payable	1,633	58,444	79,101	—	139,178
Employee compensation and benefits	20,154	40,426	21,892	—	82,472
Advance payments and progress billings	—	51,696	48,202	(12,391)	87,507
Income taxes payable	(5,381)	2,495	7,796	—	4,910
Other accrued liabilities	14,751	55,454	59,489	(15,019)	114,675

Total current liabilities	31,157	208,563	219,542	(27,410)	431,852
Long-term obligations	200,000	182	2,687	—	202,869
Other non-current liabilities	310,696	13,768	29,126	—	353,590
Shareholders' equity	452,048	1,500,245	272,534	(1,772,779)	452,048

Total liabilities and shareholders' equity	$ 993,901	$1,722,758	$ 523,889	$(1,800,189)	$1,440,359

Condensed Consolidated
Statement of Cash Flow
Six Months Ended April 30, 2005
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities:	$ 17,896	$ 11,102	$ 13,856	$ 42,854
Investing activities:
Property, plant and equipment acquired	(26)	(6,972)	(6,282)	(13,280)
Proceeds from sale of property, plant and equipment	—	535	898	1,433
Other, net	(250)	(4,513)	16	(4,747)

Net cash used by investing activities	(276)	(10,950)	(5,368)	(16,594)

Financing activities:
Exercise of stock options	3,334	—	—	3,334
Dividends paid	(15,372)	—	—	(15,372)
Issuance (repayment) of long-term obligations	(37,010)	(43)	(411)	(37,464)
Increase (decrease) in short-term notes payable- net	—	—	(953)	(953)

Net cash (used) by financing activities	(49,048)	(43)	(1,364)	(50,455)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	—	—	803	803

Increase (Decrease) in Cash and Cash Equivalents	(31,428)	109	7,927	(23,392)
Cash and Cash Equivalents at Beginning of Period	180,837	1,422	49,447	231,706

Cash and Cash Equivalents at End of Period	$ 149,409	$ 1,531	$ 57,374	$ 208,314

Condensed Consolidated
Statement of Cash Flow
Six Months Ended May 1, 2004
(Unaudited)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities:	$ 83,459	$(13,228)	$(44,005)	$ 26,226
Investing Activities:
Property, plant and equipment acquired	—	(1,506)	(4,208)	(5,714)
Proceeds from sale of property, plant and equipment	—	598	726	1,324
Other - net	3,639	(1,250)	2,396	4,785

Net cash provided (used) by investing activities	3,639	(2,158)	(1,086)	395

Financing Activities:
Exercise of stock options	29,832	—	—	29,832
Dividends paid	(6,316)	—	—	(6,316)
Credit Agreement financing fees	(1,000)	—	—	(1,000)
Issuance (repayment) of long-term obligations	—	(259)	(502)	(761)
Increase (decrease) in short-term notes payable- net	—	—	9,230	9,230

Net cash provided (used) by financing activities	22,516	(259)	8,728	30,985

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	—	—	2,546	2,546

Increase (Decrease) in Cash and Cash Equivalents	109,614	(15,645)	(33,817)	60,152
Cash and Cash Equivalents at Beginning of Period	57,840	16,222	74,443	148,505

Cash and Cash Equivalents at End of Period	$ 167,454	$ 577	$ 40,626	$ 208,657

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Forward-looking statements are subject to risks, uncertainties and assumptions which could cause actual results to differ materially from those projected, including those described in Item 5 — Other Information –Forward-Looking Statements and Cautionary Factors in Part II of this report.

        The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Item 1 of this report.

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

        The continuing recovery in commodity markets is evident in our results for the first six months. Worldwide coal demand is continuing to rise with consumption rising faster than the use of any other source of energy. While the strong demand has caused coal prices to rise sharply, on average the cost of power generated using coal is still less than half the cost of natural gas generated power. Surging demand for metallurgical coal used in steelmaking shows no signs of letting up as China’s steel industry absorbs a growing share of the available supply. Copper prices have increased by approximately 23% while copper stockpiles have been cut in half during the past year. Demand for copper is being driven primarily by consumption in China, although demand is also increasing in the United States and other countries. Though demand is strong, the rising value of currencies in Australia and South Africa constrains coal sales from those countries. Other commodities are also seeing strong growth in demand, especially iron ore which is also being driven by China’s steel industry.

        Customer orders were very strong in the Fiscal 2005 six months, with an approximate 29% increase over the Fiscal 2004 six months. This increase was particularly strong in original equipment orders, due largely to domestic coal customers increasing their order rates, along with strong increases in orders from China and Russia. In addition, both segments experienced increases in aftermarket orders. Revenues increased 39% for the Fiscal 2005 six months and gross profit margins improved to 29% of sales compared to 26% in the Fiscal 2004 six months. Operating income was $107.2 million in the Fiscal 2005 six months compared to operating income of $30.2 million in the Fiscal 2004 six months.

Results of Operations

Three Months Ended April 30, 2005 Compared to Three Months Ended May 1, 2004

      Net Sales

        The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Three Months Ended
In thousands	April 30, 2005	May 1, 2004	$ Change	% Change
Underground Mining Machinery	$293,765	$199,479	$ 94,286	47%
Surface Mining Equipment	188,160	138,203	49,957	36%

Total	$481,925	$337,682	$144,243	43%

        The increase in net sales for underground mining machinery in the second quarter of Fiscal 2005 compared to the second quarter of Fiscal 2004 was the result of a $70.0 million, or 125%, increase in shipments of original equipment combined with a $24.3 million, or 17%, increase in aftermarket products and service. Increases in original equipment sales were reported in the United States, Australia, and the emerging markets served out of the United Kingdom. Higher original equipment sales in emerging markets, which accounted for about half of the overall increase, were due to increased shipments of roof supports, continuous miners, and longwall shearers. Another 40% of the increase was attributable to the United States, reflecting increased sales of continuous miners and a face conveyor order. The increase in original equipment sales in the United States and the emerging markets served out of the United Kingdom reflects the continuing strong activity levels for new equipment for both replacement of existing equipment and for new mining capacity. Increases in aftermarket net sales were reported in the United States, South Africa and Australia, with each of these locations reporting approximately 20% increases in aftermarket sales in the second quarter of Fiscal 2005 compared to the second quarter of Fiscal 2004. Higher aftermarket sales in the United States accounted for more than two-thirds of the overall increase in aftermarket sales. Approximately half of the increase in aftermarket sales were due to the increase in repair parts sales, with the remaining increase split between component repairs and complete machine rebuilds. The strong level of aftermarket sales in the second quarter of Fiscal 2005 reflected the continued level of coal mining activity on a global basis.

        The increase in net sales for surface mining equipment in the second quarter of Fiscal 2005 compared to the second quarter of Fiscal 2004 was the result of a $27.4 million, or 81%, increase in original equipment combined with a $22.6 million, or 22%, increase in aftermarket parts and service. Increases in original equipment sales were reported in South America, the international markets we serve out of the United Kingdom (primarily Russia) and Canada. Approximately half of the original equipment sales increase was due to shipments of electric mining shovels to South America. The remaining increase in original equipment sales was split between shipments of electric mining shovels to Canada and Russia. These increases were partially offset by reduced sales of original equipment of 34% for Australia and 21% in the United States. Increases in aftermarket sales were reported for the United States of 16%, Canada of 58% and Australia of 26%. Approximately 73% of the aftermarket sales increase was due to the higher repair parts sales, with the remaining increase due to higher aftermarket service sales. The strong level of both original equipment and aftermarket sales in the second quarter of Fiscal 2005 reflects the continued high level of activity in the mining of copper, coal, iron ore, oil sands and gold.

      Operating Income

        The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Three Months Ended
In thousands	April 30, 2005	May 1, 2004	$ Change	% Change
Operating income (loss):
Underground Mining Machinery	$ 45,928	$ 16,874	$ 29,054	172%
Surface Mining Equipment	27,324	12,072	15,252	126%
Corporate Expense	(8,341)	(6,460)	(1,881)	29%

Total	$ 64,911	$ 22,486	$ 42,425	189%

        Operating income as a percentage of net sales for underground mining machinery increased from 8.5% in the second quarter of Fiscal 2004 to 15.6% in the second quarter of Fiscal 2005. This improvement in profitability was due to the increase in net sales, an approximately $6.1 million improvement in the relationship between manufacturing overhead spending and manufacturing overhead absorption, and the cost control management of selling, product development and administrative expenses. Operating income increased $29.1 million from the second quarter a year ago. For the same periods, gross profit associated with the increase in net sales increased $29.6 million, and the modest growth of selling, product development, and administrative expense, due to cost control management, allowed almost the entire benefit from the increase in sales to be recognized at the operating income line. The increase in spending in these areas associated with inflation and legal expenses were substantially offset by other cost reductions.

        Operating income as a percentage of net sales for surface mining equipment increased from 8.7% in the second quarter of Fiscal 2004 to 14.5% in the second quarter of Fiscal 2005. This improvement in profitability was due to the increase in net sales and approximately $5.3 million improvement in the relationship between manufacturing overhead spending and manufacturing overhead absorption, partially offset by a $2.8 million increase in selling, product development and administrative expenses. Operating income increased $15.3 million from the second quarter a year ago while gross profit associated with the increase in net sales increased $18.1 million for the same periods. The increase in selling, product development, and administrative expense was primarily due to a $1.4 million increase in performance-based incentive programs and costs associated with the conversion to an upgraded SAP system.

        The increase in corporate expenses was primarily due to a $1.3 million increase in compensation expense associated with performance-based incentive programs accrued in the second quarter of Fiscal 2005. During the second quarter of Fiscal 2004, compensation expenses had not been accrued for some of our performance-based incentive programs but were subsequently accrued in later quarters as the applicable performance requirements were met.

      Product Development, Selling and Administrative Expense

        Product development, selling and administrative expense totaled $74.9 million, or 16% of sales, in the second quarter of Fiscal 2005, as compared to $69.4 million, or 21% of sales, in the second quarter of Fiscal 2004. While a lower percentage of total sales, the 8% increase in product development, selling and administrative expense was primarily attributable to a $3.4 million increase in performance-based compensation costs and a $1.9 million increase in administrative expenses in the United Kingdom primarily due to pension expenses and legal fees and the impact of foreign currency translations.

      Provision for Income Taxes

        Income tax expense for the second quarter of Fiscal 2005 increased to $22.4 million as compared to $1.6 million in the second quarter of Fiscal 2004. On a consolidated basis, these income tax provisions represented effective income tax rates for the second quarters of Fiscal 2005 and 2004 of 36.5% and 7.6%, respectively. On a recurring basis, the main drivers of the variance in tax rates were the increased global profitability year over year, changes in the geographic mix of earnings, differences in local statutory tax rates, and the projected impact of the utilization of certain U.S. state net operating loss carryforwards for which the reversal of the related valuation reserves will not be recognized as part of the income tax provision due to Fresh Start Accounting. Additionally, the second quarter of Fiscal 2004 was also impacted by the reversal of approximately $6.3 million of deferred income tax liabilities recorded in the fourth quarter of Fiscal 2003 on certain repatriated earnings of a foreign subsidiary. Upon the completion of a corporate restructuring during the fiscal quarter, the deferred income tax liability was deemed no longer required and accordingly was reversed, with the resulting income tax benefit recognized as a discreet item in the second quarter of Fiscal 2004. Excluding the impact of this deferred tax reversal, the consolidated effective rate for the second quarter of Fiscal 2004 would have been approximately 38.5%.

        A review of income tax valuation reserves was performed as part of the analysis of the second quarter Fiscal 2005 income tax provision and no discreet adjustments of any amount were warranted.

        Cash taxes paid for the second quarter of Fiscal 2005 were $10.1 million compared to $8.8 million in the second quarter of Fiscal 2004. This increase in cash taxes paid was primarily due to increased global profitability year over year and the timing of estimated taxes payable by our non-U.S. subsidiaries during the quarter.

Six Months Ended April 30, 2005 Compared to Six Months Ended May 1, 2004

      Net Sales

        The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Six Months Ended
In thousands	April 30, 2005	May 1, 2004	$ Change	% Change
Underground Mining Machinery	$521,588	$354,495	$167,093	47%
Surface Mining Equipment	344,027	266,873	77,154	29%

Total	$865,615	$621,368	$244,247	39%

        The increase in net sales for underground mining machinery in the Fiscal 2005 six months compared with the Fiscal 2004 six months was the result of a $101.4 million, or 98%, increase in shipments of original equipment combined with a $65.7 million, or 26%, increase in aftermarket products and service. Approximately one-third of the increase in original equipment sales were reported in the United States, with the remaining two-thirds increase attributable to increased shipments of new equipment into the emerging markets. The increase in the United States was associated with increased shipments of continuous miners, and the shipment of roof support and face conveyor orders in the Fiscal 2005 six months compared to no activity for these products in the Fiscal 2004 six months. The increase in original equipment sales in the emerging markets was associated with increased shipments of continuous miners, shuttle cars, longwall shearers, and roof support systems. The increase in original equipment sales in the Fiscal 2005 six months reflects the activity levels for both the replacement of existing equipment and the addition of new mining capacity. The increase in aftermarket sales in the Fiscal 2005 six months compared to the Fiscal 2004 six months was the result of increased aftermarket sales in all of the underground business units ranging from 21% in the emerging markets to 35% in Australia. Approximately, one-third of the increase in aftermarket sales were due to increases in the sales of repair parts, with the remaining two-thirds associated with increases in the sales of component repairs and complete machine rebuilds. The strength of the coal mining activity around the world is reflected in the increase in aftermarket sales in each of the business locations.

        The increase in net sales of surface mining machinery for the Fiscal 2005 six months compared to the Fiscal 2004 six months was due to a $32.6 million, or 48%, increase in the shipment of original equipment and a $44.7 million, or 22%, increase in aftermarket net sales. Approximately half of the increase in original equipment sales was in South America, with the remaining increase in net sales primarily in Russia and Canada. Offsetting these increases were original equipment sales decreases of 58% for Australia and 9% in the United States. The increase in original equipment sales in South America, Russia and Canada related to increased sales of electric mining shovels while the decreases for Australia and the United Sates related to lower sales of electric mining shovels and draglines. The increase in original equipment sales in the Fiscal 2005 six months reflects the activity levels for both the replacement of existing equipment and the addition of new mining capacity for copper, coal, iron ore, oil sands and gold. The increase in aftermarket sales in the Fiscal 2005 six months compared to the Fiscal 2004 six months was primarily the result of increases of 21%, 39% and 27% for the United States, Australia and Canada, respectively. Approximately 75% of the increase in aftermarket sales is due to the increase in sales of repair parts, with the remaining increase due to aftermarket service. The strong level of aftermarket sales in the Fiscal 2005 six months reflects the continued level of activity in the mining of copper, coal, iron ore, oil sands and gold.

      Operating Income

        The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Six Months Ended
In thousands	April 30, 2005	May 1, 2004	$ Change	% Change
Operating income (loss):
Underground Mining Machinery	$ 72,651	$ 24,442	$ 48,209	197%
Surface Mining Equipment	50,509	18,959	31,550	166%
Corporate Expense	(15,988)	(13,188)	(2,800)	21%

Total	$ 107,172	$ 30,213	$ 76,959	255%

        Operating income as a percentage of net sales for underground mining machinery increased from 6.9% in the Fiscal 2004 six months to 13.9% in the Fiscal 2005 six months. This improvement in profitability was due to the increase in net sales and an approximately $13.4 million improvement in the relationship between manufacturing overhead spending and manufacturing overhead absorption, which was partially offset by increases in performance-based compensation expenses, warranty expense and administrative expenses. Operating income increased $48.2 million in the Fiscal 2005 six months compared to the Fiscal 2004 six months. For the same periods, gross profit associated with the increase in net sales increased $52.4 million. The improvement at the operating income level was less than the improvement at the gross profit level due to the increase in administrative expenses. These increases were primarily associated with higher legal expense and the impact of foreign exchange rates.

        Operating income as a percentage of net sales for surface mining equipment increased from 7.1% in the Fiscal 2004 six months to 14.7% in the Fiscal 2005 six months. This improvement in profitability was due to the increase in net sales and an approximately $9.8 million improvement in the relationship between manufacturing overhead spending and manufacturing overhead absorption, partially offset by a $6.3 million increase in selling, product development and administrative expenses. Operating income increased $31.6 million in the Fiscal 2005 six months compared to the Fiscal 2004 six months while the gross profit associated with the increase in net sales increased $37.9 million for the same periods. The increase in selling, product development, and administrative expense was primarily due to a $3.3 million increase in performance-based incentive programs and costs associated with the conversion to an upgraded SAP system.

        The increase in corporate expenses was primarily due to a $2.2 million increase in compensation expense associated with performance-based incentive programs accrued during the Fiscal 2005 six months and a $0.6 million increase in outside consulting fees for Sarbanes-Oxley Section 404 preparation. During the Fiscal 2004 six months, compensation expenses had not been accrued for some of our performance-based incentive programs but were subsequently accrued in later quarters as the performance requirements were met.

      Product Development, Selling and Administrative Expense

        Product development, selling and administrative expense totaled $146.2 million, or 17% of sales, in the Fiscal 2005 six months, as compared to $132.2 million, or 21% of sales, in the Fiscal 2004 six months. While a lower percentage of total sales, the 11% increase in product development, selling and administrative expense was primarily attributable to a $6.5 million increase in performance-based compensation costs year over year, a $3.8 million increase in administrative expenses in the United Kingdom primarily due to pension expenses and legal fees, and the impact of foreign currency translations.

      Provision for Income Taxes

        Income tax expense for the Fiscal 2005 six months increased to $35.5 million as compared to $2.1 million for the Fiscal 2004 six months. On a consolidated basis, these income tax provisions represented effective income tax rates for the Fiscal 2005 six months and Fiscal 2004 six months of 36.8% and 9.4%, respectively. On a recurring basis, the main drivers of the variance in tax rates were the increased global profitability and mix of earnings year over year, differences in local statutory tax rates, and the projected impact of the utilization of certain U.S. state net operating loss carryforwards for which the reversal of the related valuation reserves will not be recognized as part of the income tax provision due to Fresh Start accounting. Additionally, the second quarter of Fiscal 2004 was also impacted by the reversal of approximately $6.3 million of deferred income tax liabilities previously recorded in the fourth quarter of Fiscal 2003 on certain unappropriated earnings of a foreign subsidiary. Upon the completion of a corporate restructuring during the second quarter of Fiscal 2004, the deferred income tax liability was deemed no longer required and was reversed, with the resulting income tax benefit recognized as a discreet item in the Fiscal 2004 six months. Excluding the impact of this deferred tax reversal, the consolidated effective rate for the Fiscal 2004 six months would have been approximately 38.2%.

        Cash taxes paid for the Fiscal 2005 six months were $12.6 million compared to $8.7 million paid for the Fiscal 2004 six months. This increase in cash taxes paid was primarily due to increased global profitability year over year and the timing of estimated taxes due by the Companies non-U.S. subsidiaries during the respective fiscal years.

      Bookings and Backlog

        Bookings continued their trend upward in both original equipment and aftermarket products and services. During the second quarter of Fiscal 2005 and year to date, we received $591 million and $1,129 million, respectively, of new orders compared to new order bookings of $504 million and $878 million for the Fiscal 2004 second quarter and first half, respectively. Orders for original equipment and aftermarket parts and service increased 18% and 16%, respectively, quarter over quarter and 39% and 21%, respectively, year over year. The underground and surface mining businesses had increases in new orders of $78 million and $9 million, respectively, quarter over quarter and $195 million and $56 million, respectively, year over year.

        As a result of the strong level of new orders, backlog increased from $722 million at the beginning of Fiscal 2005 to $985 million at the end of the second quarter.

Liquidity and Capital Resources

      Discussion of Cash Flows

        At the end of the second quarter, we had $208.3 million in cash and cash equivalents and working capital of $600.1 million as compared to $231.7 million in cash and cash equivalents and working capital of $560.2 million at the beginning of the fiscal year. Our cash on hand exceeded total debt by $36.5 million and $25.7 million at the end of the second quarter and the beginning of the fiscal year, respectively.

      Operating Activities

        Net cash provided or used by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales, payment of compensation, collection of advance payments and progress billings and payment of accounts payable. Cash provided by operations during the Fiscal 2005 six months was $42.9 million compared to $26.2 million in the Fiscal 2004 six months. The increase in cash was primarily a result of a $41.2 million increase in net income, a $54.9 million increase in other accrued liabilities and a $24.5 million increase in advance payments and progress billings. These items were partially offset by an $61.5 million increase in inventory and $23.4 million increase in accounts receivable due to increased production activities, a $8.5 million decrease in employee compensation and benefits due to a higher performance-based compensation payout and a $9.3 million decrease in accounts payable due to timing.

      Investing Activities

        During the Fiscal 2005 six months cash used by investing activities was $16.6 million compared to cash provided by investing activities of $0.4 million during the Fiscal 2004 six months. This change was due to an increase in property, plant and equipment additions of $7.6 million, an increase in intangible purchases of $2.4 million and an increase in long-term receivables of approximately $3.3 million. We expect to fund capital expenditures in 2005 with operating cash flows and available cash.

      Financing Activities

        During the Fiscal 2005 six months cash used by financing activities was $50.5 million compared to cash provided by financing activities of $31.0 million during the Fiscal 2004 six months. Approximately $37.0 million was used to repurchase our 8.75% Senior Subordinated Notes, we received approximately $26.5 million less cash from the exercise of employee stock options in Fiscal 2005 compared to Fiscal 2004, we paid approximately $1.0 million of short term notes in Fiscal 2005 as compared to borrowing $9.2 million in Fiscal 2004 associated with earnings repatriation and we had an increase of $9.1 million in dividends paid.

      Credit Agreement and Other Long-Term Debt

        As of the end of the second quarter, we had $208.3 million in cash and cash equivalents and $102.3 million available for borrowings under the Credit Agreement. During the Fiscal 2005 six months, we purchased approximately $32.8 million par value of our 8.75% Senior Subordinated Notes in several open market purchases. These transactions, which resulted in a $5.0 million loss on repurchase, consisted of approximately $37.0 million of cash and the writedown of unamortized finance costs of $0.8 million. Since these transactions are purchases, not redemptions, the bonds remain outstanding in accordance with the terms of the Indenture. Based upon our current level of operations, we believe that cash flow from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future cash requirements.

        On May 18, 2005, we commenced a tender offer for all of the outstanding 8.75% Senior Subordinated Notes. In connection with the tender offer, we also sought noteholder consents to proposed amendments that would eliminate substantially all of the restrictive covenants and other restrictions currently applicable to the notes. By May 31, 2005, we had received tenders and consents from holders of 99.8% of the notes. Unless extended, the tender offer will expire on June 15, 2005. We expect to utilize cash of approximately $190 million to complete the repurchase of all notes tendered and consent solicitation, including accrued interest.

        On May 25, 2005, our Board of Directors declared a quarterly dividend in the amount of $0.1125 per share to be paid on June 23, 2005 to shareholders of record on June 9, 2005.

        On May 31, 2005, the Board of Directors approved a stock buyback plan to repurchase up to $300 million of our common stock from time to time on the open market over the next 24 months. Stock purchases are at the discretion of management and depend, among other things, on our results of operations, capital requirements and financial condition, and on such other factors as senior management may consider relevant.

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

        During April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123(R). The amendment allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) in the first quarter of Fiscal 2006.

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

        As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25‘s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)‘s fair value method could have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 4 to our April 30, 2005, condensed consolidated financial statements and Note 2 of our annual report on Form 10-K for the year ended October 30, 2004. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Due to our tax position, we do not anticipate this to have any effect on our cash flow statement.

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

        In November 2004, FASB issued Statement No. 151, (“FAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4", to improve financial reporting and global comparability of inventory accounting. The amendment, which adopted language similar to that used in the IASB International Accounting Standard 2 (“IAS 2”), clarifies that inventory related expenses, such as abnormal amounts of idle facility expense, freight, handling costs, and wasted or spoiled materials should be recognized as current period charges. The statement also requires fixed production overhead allocations to inventory based on normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning in our fiscal year 2006. The adoption of FAS No. 151 is not expected to have a significant impact on the consolidated financial statements.

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

        Customers producing copper are enjoying a strong market. Copper prices have risen by approximately 23% in the past 12 months, driven by demand from China and production constraints by the major producers. Copper stockpiles have fallen during the past year and producers have begun either increasing production or announcing plans to increase production. While the impact of the strength in the copper market on our business to date has largely been an increase in aftermarket sales, historically this commodity market has comprised the largest component of our surface mining equipment operation.

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

        We will continue to focus on cash flow in the upcoming 12 months. This focus will be necessary to ensure that the ramp up of business activity does not use more working capital than is necessary. Capital spending should be approximately $35 million for Fiscal 2005. Although there is essentially no pension funding required in Fiscal 2005, we now estimate that our funding in Fiscal 2005 will be approximately $48 million.

        Several factors temper our outlook. The positive effects we are seeing on our business as a result of higher customer production and capital-spending levels could be offset by increasing lead times at our facilities and tightening steel supplies. We believe the current buying cycle for mining equipment and services will be sustained and that our customers will exercise discipline in increasing their production. Our ability to grow revenues is constrained by the capacity of our plants, our ability to supplement that capacity with outside sources, and our success in securing critical supplies such as steel and copper. As we increase our production to meet the increased demand for mining equipment, our challenge is to manage our working capital and the other aspects of our business so that we meet the needs of our customers while maximizing returns to shareholders. We also will need to continue to control pension and health care costs.

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

        We believe our accounting policies for revenue recognition, inventories, intangible assets, accrued warranties, pension and postretirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K/A for the year ended October 30, 2004 for a discussion of these policies. There were no material changes to these policies during the Fiscal 2005 six months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        As more fully described in our Annual Report on Form 10-K/A for the year ended October 30, 2004, we are exposed to various types of market risks, primarily foreign currency risks. We monitor our risks in this area on a continuous basis and generally enter into forward foreign currency contracts to minimize these exposures for periods of less than one year. We do not engage in speculation in our derivative strategies. Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged.

Item 4. Controls and Procedures

        We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        See Item 3 – Legal Proceedings of Part I of our annual report on Form 10-K for the year ended October 30, 2004.

        We have reached an agreement in principle to settle the dispute between The General Organization for Industrial and Mining Projects and our subsidiary Joy Mining Machinery Limited, subject to documentation and approval by the Egyptian government. We have reserves adequate to cover the amount we would be required to pay under the terms of such settlement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Not applicable.

Item 3. Defaults upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of stockholders held on February 22, 2005, each of our directors was reelected to terms ending at the annual meeting in 2005. The votes cast are listed below:

	For	Against	Withheld	Abstained	Broker Non-Votes
Stephen Gerard	30,214,015	0	12,863,555	0	0
John Nils Hanson	42,180,355	0	897,215	0	0
Ken C. Johnsen	42,653,014	0	424,556	0	0
James R. Klauser	42,187,880	0	889,690	0	0
Richard B. Loynd	42,417,478	0	660,092	0	0
P. Eric Siegert	42,166,660	0	910,910	0	0
James H. Tate	41,919,349	0	1,158,221	0	0

Item 5. Other Information

Forward-Looking Statements and Cautionary Factors

        This report and other documents or oral statements we make or made on our behalf contain both historical and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are predictions and generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” or other words or phrases of similar import. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those currently anticipated. In addition to any factors that may accompany forward-looking statements, factors that could materially affect actual results include the following.

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

Date June 3, 2005	JOY GLOBAL INC. (Registrant) Donald C. Roof Donald C. Roof Executive Vice President, Chief Financial Officer and Treasurer

Date June 3, 2005	Michael S. Olsen Michael S. Olsen Vice President and Controller and Chief Accounting Officer