Form 10-Q
period 2005-07-31
JOY GLOBAL INC
filed 2005-08-30
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED        July 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $1 par value	Outstanding at August 26, 2005 81,009,174 shares

JOY GLOBAL INC.

FORM 10-Q – INDEX
July 30, 2005

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	$ 522,596	$ 381,920	$ 1,388,211	$ 1,003,288
Costs and expenses:
Cost of sales	375,341	282,063	988,944	742,523
Product development, selling
and administrative expenses	75,370	70,575	221,581	202,763
Restructuring charges	204	102	204	604
Other income	(1,306)	(735)	(2,677)	(2,730)

Operating income	72,987	29,915	180,159	60,128
Interest expense, net	(1,617)	(5,022)	(9,568)	(15,056)
Loss on debt repurchase	(24,205)	—	(29,242)	—

Income before reorganization items	47,165	24,893	141,349	45,072
Reorganization items	1,167	737	3,490	2,386

Income before provision for income taxes	48,332	25,630	144,839	47,458
Provision for income taxes	(17,550)	(9,375)	(53,050)	(11,425)

Net income	$ 30,782	$ 16,255	$ 91,789	$ 36,033

Net income per share: *
Basic	$ 0.38	$ 0.21	$ 1.14	$ 0.46

Diluted	$ 0.37	$ 0.20	$ 1.12	$ 0.45

Dividends per share *	$ 0.1125	$ 0.05	$ 0.30	$ 0.133

Weighted average shares outstanding: *
Basic	80,929	78,600	80,534	77,766

Diluted	82,294	80,904	82,220	79,981

* Share data adjusted for effect of 3-for-2 stock split effective January 21, 2005

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	July 30, 2005	October 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 69,895	$ 231,706
Accounts receivable, net	313,997	259,897
Inventories	538,883	443,810
Other current assets	56,818	56,639

Total current assets	979,593	992,052
Property, plant and equipment, net	199,908	207,974
Intangible assets, net	40,880	40,213
Deferred income taxes	103,087	129,424
Other assets	104,319	70,696

Total assets	$1,427,787	$1,440,359

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$ 673	$ 3,110
Trade accounts payable	146,294	139,178
Employee compensation and benefits	76,532	82,472
Advance payments and progress billings	164,448	87,507
Income taxes payable	9,499	4,910
Other accrued liabilities	120,109	114,675

Total current liabilities	517,555	431,852
Long-term obligations	27,265	202,869
Accrued pension costs	269,658	268,933
Other	85,522	84,657

Total liabilities	900,000	988,311

Shareholders' equity	527,787	452,048

Total liabilities and shareholders' equity	$1,427,787	$1,440,359

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	July 30, 2005	July 31, 2004
Cash flows from operating activities:
Net income	$ 91,789	$ 36,033
Non-cash items:
Depreciation and amortization	31,433	34,958
Amortization of financing fees	1,160	2,756
Loss on debt repurchase	29,242	—
Increase (decrease) in deferred income taxes, net
of change in valuation allowance	26,945	(10,553)
Change in long-term accrued pension costs	8,843	11,289
Other, net	359	1,384
Contributions to U.S. qualified pension plans	(48,400)	(88,000)
Changes in working capital items:
(Increase) decrease in accounts receivable, net	(57,552)	(29,577)
(Increase) decrease in inventories	(101,473)	(36,678)
(Increase) decrease in other current assets	(7,289)	7,116
Increase (decrease) in trade accounts payable	8,451	14,157
Increase (decrease) in employee compensation and benefits	(1,824)	7,483
Increase (decrease) in advance payments and progress billings	78,493	44,641
Increase (decrease) in other accrued liabilities	22,073	6,215

Net cash provided by operating activities	82,250	1,224

Cash flows from investing activities:
Property, plant and equipment acquired	(21,264)	(10,976)
Proceeds from sale of property, plant and equipment	1,768	1,746
Intangibles acquired	(5,926)	(2,286)
Other, net	604	7,301

Net cash used by investing activities	(24,818)	(4,215)

Cash flows from financing activities:
Exercise of stock options	9,149	33,356
Dividends paid	(24,448)	(10,147)
Repurchase of 8.75% Senior Subordinated Notes	(224,520)	—
Issuance (repayment) of long-term obligations, net	24,404	(1,047)
Increase (decrease) in short-term notes payable	(2,297)	50
Financing fees	(112)	(1,000)

Net cash provided (used) by financing activities	(217,824)	21,212

Effect of exchange rate changes on cash and cash equivalents	(1,419)	3,150

Increase (Decrease) in Cash and Cash Equivalents	(161,811)	21,371
Cash and Cash Equivalents at Beginning of Period	231,706	148,505

Cash and Cash Equivalents at End of Period	$ 69,895	$ 169,876

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2005
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

The Credit Agreement contains restrictions and financial covenants relating to, among other things, minimum financial performance and limitations on the incurrence of additional indebtedness, liens, asset sales, and capital expenditures. Interest coverage, leverage and fixed charge coverage covenants in the Credit Agreement generally become more restrictive over the term of the agreement. In July 2005 the size of the facility available under the Credit Agreement was increased to $275 million. At July 30, 2005, we were in compliance with financial covenants in the Credit Agreement.

During Fiscal 2005, we have purchased approximately $200.0 million par value of our 8.75% Senior Subordinated Notes through a tender offer and in several open market purchases. These transactions, which resulted in a $29.2 million loss on repurchase, consisted of approximately $224.5 million of cash and the writedown of unamortized finance costs of $4.7 million.

At July 30, 2005, there was $25.0 of borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $275 million credit limit, totaled $108.1 million. The amount available for borrowings under the Credit Agreement is also limited by a borrowing base calculation. At July 30, 2005, there was $141.9 million available for borrowings under the Credit Agreement.

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

Our stock incentive plan includes stock options, performance shares, restricted stock units and other stock-based awards to officers, employees and directors. As of July 30, 2005 stock option grants aggregating approximately 8.1 million shares of common stock had been made to approximately 250 individuals. Included in this aggregate were options to purchase 22,500 shares granted to each of our six outside directors. In Fiscal 2003, Fiscal 2004 and Fiscal 2005, restricted stock unit grants of 8,373, 3,238 and 2,054, respectively, were made to each of our six outside directors. These restricted stock units vest one year after the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered one year after the director’s service on the board terminates. On January 21, 2004 and November 15, 2004 restricted stock unit grants of 71,198 and 51,900, respectively, were made to certain executive officers and key employees. These restricted stock units vest over a five-year period with one-third vesting on the third, fourth and fifth anniversaries of the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered to the individual as the units vest. Individuals are credited with additional units to reflect cash dividends paid on the underlying common stock. In the event of a change in control, the units will be paid out in cash based on the market price of the common stock, as of the date of the change in control.

The 2003, 2004 and 2005 performance share award programs under our stock incentive plan provide long-term incentive compensation opportunities to certain senior executives. Up to approximately 602,000 shares of common stock may be earned by the senior executives under the 2003, 2004 and 2005 performance share award programs if at the end of a three year award cycle cumulative net cash flow, as defined in the performance award agreements, exceeds certain threshold amounts. Each performance share represents the right to earn one share of common stock. Awards can range from 0% to 150% of the target award opportunities and may be paid out in stock, cash or a combination of stock and cash. In the event of a change in control, the performance shares are paid out in cash based on the greater of actual performance or target award. A total of 545,419 shares were earned under the 2001 performance share award program. In the first and second quarters of Fiscal 2005, we distributed 276,571 of those shares and distribution of the remaining shares was deferred. Individuals are credited with additional deferred shares to reflect cash dividends paid on the underlying deferred shares. As of July 30, 270,561 deferred shares, which include additional shares resulting from dividends, remained to be distributed.

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

As of July 30, 2005, awards under the stock incentive plan were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
In thousands except per share data	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net income, as reported	$ 30,782	$ 16,255	$ 91,789	$ 36,033
Add:
Compensation expense included
in reported net income, net of
related tax effect	2,893	2,170	7,308	4,405
Deduct:
Compensation expense determined
under SFAS No. 123, net of related taxes	(1,223)	(2,835)	(4,541)	(7,964)

Pro forma net income	$ 32,452	$ 15,590	$ 94,556	$ 32,474

Net income per share *
As reported
Basic	$ 0.38	$ 0.21	$ 1.14	$ 0.46

Diluted	$ 0.37	$ 0.20	$ 1.12	$ 0.45

Pro forma *
Basic	$ 0.40	$ 0.20	$ 1.17	$ 0.42

Diluted	$ 0.39	$ 0.19	$ 1.15	$ 0.41

* Share data adjusted for effect of 3-for-2 stock split effective January 21, 2005

Separate Statements of Shareholders’ Equity are not required to be presented for interim periods. However, comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
In thousands	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net income	$ 30,782	$16,255	$ 91,789	$ 36,033
Comprehensive income:
Translation adjustments	(13,310)	5,073	(6,025)	1,270
Derivative fair value adjustments	(7,541)	364	(7,136)	(240)

Total comprehensive income	$ 9,931	$21,692	$ 78,628	$ 37,063

5. Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted-average number of shares outstanding during each period. Diluted net income per share is computed based on the weighted-average number of ordinary shares during each period, plus dilutive potential shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.”

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
In thousands except per share data	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Numerator:
Net income	$30,782	$16,255	$91,789	$36,033
Denominator:
Denominator for basic net income per share -
Weighted average shares	80,929	78,600	80,534	77,766
Effect of dilutive securities:
Stock options, restricted stock units
and performance shares	1,365	2,304	1,686	2,215

Denominator for diluted net income per share -
Adjusted weighted average shares and
assumed conversions	82,294	80,904	82,220	79,981

Basic net income per share *	$ 0.38	$ 0.21	$ 1.14	$ 0.46

Diluted net income per share *	$ 0.37	$ 0.20	$ 1.12	$ 0.45

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

John G. Kling, purportedly on his own behalf and “in a representative capacity for the Harnischfeger Industries Employees’ Savings Plan” (the “Plan”), filed suit in the United States District Court for the District of Massachusetts on November 9, 2001, against certain of our present and former employees, officers and directors. We and the Plan were added as defendants in this case in early 2004. This action seeks damages in an unspecified amount based on, among other things, allegations that the members of our Pension Investment Committee, the Pension Committee of the Board of Directors, and Fidelity Management Trust Company failed to properly discharge their fiduciary obligations under ERISA with respect to the “Harnischfeger Common Stock Fund” in the Plan. On May 24, 2004, the court granted our motion to dismiss the Plan and the Board committee and denied our motion to dismiss us and our former directors from this action.

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

At July 30, 2005, we were contingently liable to banks, financial institutions and others for approximately $129.4 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. At July 30, 2005, there were $3.0 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of July 30, 2005, the nominal or face value of forward foreign exchange contracts to which we are a party, in absolute U.S. dollar equivalent terms, was $208.0 million.

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

7. Inventories, net

        Consolidated inventories, net consisted of the following:

In thousands	July 30, 2005	October 30, 2004
Finished goods	$290,719	$244,244
Work in process and purchased parts	193,734	164,660
Raw materials	54,430	34,906

	$538,883	$443,810

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

        The following table reconciles the changes in the Company’s product warranty reserve:

	Three Months Ended		Nine Months Ended
In thousands	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Balance, beginning of period	$ 34,240	$ 31,132	$ 31,259	$ 30,443
Accrual for warranty expensed during
the period	6,173	5,113	18,029	14,678
Settlements made during the period	(4,169)	(5,022)	(12,939)	(13,503)
Change in liability for pre-existing warranties
during the period, including expirations	14	(304)	(540)	(1,078)
Effect of foreign currency translation	(1,119)	551	(670)	930

Balance, end of period	$ 35,139	$ 31,470	$ 35,139	$ 31,470

9. Reorganization Items

Reorganization items include income, expense and loss that were realized or incurred as a result of our reorganization under Chapter 11 of the Bankruptcy Code. For the nine months ended July 30, 2005, the $3.5 million of reorganization income included $1.5 million from insurance settlements, $1.4 million from legal reserves no longer required and approximately $1.1 million of cash receipts from a fully reserved note receivable offset by approximately $0.5 million of post emergence professional fees. For the nine months ended July 31, 2004, the $2.4 million of reorganization income represented a cash settlement with the Beloit Liquidating Trust and the elimination of a bankruptcy related liability offset by post emergence professional fees.

10. Pension and Postretirement

        The components of net periodic benefit costs recognized are as follows:

	U.S. Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
In thousands	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
		(1)
Service cost	$ 3,086	$ 2,407	$ 42	$ 29
Interest cost	10,588	10,634	717	632
Expected return on assets	(12,129)	(11,679)	—	—
Amortization of:
Prior service cost	117	90	—	—
Actuarial (gain) loss	2,375	1,742	52	(54)

Net periodic benefit cost	$ 4,037	$ 3,194	$811	$ 607

	U.S. Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
In thousands	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
		(1)
Service cost	$ 9,711	$ 8,542	$ 127	$ 112
Interest cost	32,290	32,243	2,151	2,357
Expected return on assets	(36,253)	(31,585)	—	—
Amortization of:
Prior service cost	332	271	—	—
Actuarial (gain) loss	7,838	5,007	156	145

Net periodic benefit cost	$ 13,918	$ 14,478	$2,434	$2,614

(1)   The July 31, 2004 amounts have been adjusted to reflect an additional $1.9 million to include pension costs for the non-qualified and Horsburgh & Scott plans.

        On July 15, 2005, we voluntarily contributed $48.4 million to our U.S. qualified pension plan.

11. Segment Information

At July 30, 2005, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income (expense), loss on debt repurchase, reorganization items or provision for income taxes. There are no significant intersegment sales. Segment total assets are those used in our operations in each segment. Corporate assets consist primarily of cash and cash equivalents, deferred financing costs and deferred income taxes.

In thousands	Net Sales	Operating Income (Loss)	Total Assets
2005 Third Quarter

Underground Mining Machinery	$ 278,901	$ 48,818	$ 723,250
Surface Mining Equipment	243,695	32,213	505,127

Total operations	522,596	81,031	1,228,377
Corporate	—	(8,044)	199,410

Consolidated Total	$ 522,596	$ 72,987	$1,427,787

2004 Third Quarter

Underground Mining Machinery	$ 225,144	$ 25,004	$ 606,645
Surface Mining Equipment	156,776	13,998	430,693

Total operations	381,920	39,002	1,037,338
Corporate	—	(9,087)	327,266

Consolidated Total	$ 381,920	$ 29,915	$1,364,604

2005 Nine Months

Underground Mining Machinery	$ 800,489	$ 121,469	$ 723,250
Surface Mining Equipment	587,722	82,722	505,127

Total operations	1,388,211	204,191	1,228,377
Corporate	—	(24,032)	199,410

Consolidated Total	$1,388,211	$ 180,159	$1,427,787

2004 Nine Months

Underground Mining Machinery	$ 579,639	$ 49,446	$ 606,645
Surface Mining Equipment	423,649	32,957	430,693

Total operations	1,003,288	82,403	1,037,338
Corporate	—	(22,275)	327,266

Consolidated Total	$1,003,288	$ 60,128	$1,364,604

12. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure employee stock-based compensation awards where applicable using a fair value method and record related expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for public companies for annual periods beginning after June 15, 2005; therefore, the Company will adopt the new requirements in our first quarter of Fiscal 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, which include, among other things, whether the Company should adopt the requirements on a prospective or retrospective basis and which valuation model is most appropriate.

In December 2004, the FASB issued Statement No. 153 (“FAS 153”), “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“APB 29”). FAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (i) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (ii) the transactions lack commercial substance (as defined). In addition, the FASB decided to retain the guidance in APB 29 for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. The new standard is the result of the convergence project between the FASB and the International Accounting Standards Board (“IASB”). We will adopt this standard for nonmonetary asset exchanges occurring beginning in fiscal year 2006. The adoption of FAS 153 is not expected to have a significant impact on the consolidated financial statements.

In November 2004, FASB issued Statement No. 151 (“FAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4", to improve financial reporting and global comparability of inventory accounting. The amendment, which adopted language similar to that used in the IASB International Accounting Standard 2 (“IAS 2”), clarifies that inventory related expenses, such as abnormal amounts of idle facility expense, freight, handling costs, and wasted or spoiled materials should be recognized as current period charges. The statement also requires fixed production overhead allocations to inventory based on normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning in our fiscal year 2006. The adoption of FAS 151 is not expected to have a significant impact on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

13. Subsequent Event

On August 23, 2005, our Board of Directors declared a quarterly dividend in the amount of $0.1125 per share to be paid on September 21, 2005 to shareholders of record on September 7, 2005.

On August 19, 2005 the United States Bankruptcy Court for the District of Delaware issued an order granting the Company’s motion to enter a final decree closing its Chapter 11 bankruptcy case. The order does not affect the liquidation proceedings involving Beloit Corporation and its domestic subsidiaries.

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

Overview

        Joy Global Inc., a worldwide leader in high-productivity mining solutions, manufactures and markets original equipment and aftermarket parts and services for both the underground and aboveground mining industries through two business segments, Joy Mining Machinery and P&H Mining Equipment. Our principal manufacturing and service facilities are located in the United States, including facilities in Pennsylvania, Ohio and Wisconsin, and in the United Kingdom, South Africa, Chile, Australia and China.

         The continuing recovery in commodity markets is reflected in our results for the first nine months. Worldwide coal demand is continuing to rise with consumption rising faster than the use of any other major source of energy. While the strong demand has caused coal prices to rise sharply, on average the cost of power generated using coal is still less than half the cost of natural gas generated power. In most parts of the world demand for metallurgical coal used in steelmaking remains strong as China’s steel industry absorbs a growing share of the available supply. Copper prices have increased by approximately 16% over the past nine months while copper stockpiles have been significantly reduced during the past year. Demand for copper is being driven primarily by consumption growth in China, although demand is also increasing in the United States and other countries. Other commodities are also seeing strong growth in demand, especially iron ore which is also being driven by China’s steel industry.

         Customer orders were very strong in the Fiscal 2005 nine months, with an approximate 19% increase over the Fiscal 2004 nine months. This increase was strong in both our original equipment orders and aftermarket products. The increases in original equipment were due largely to domestic coal customers increasing their order rates, along with strong increases in orders from China and Russia. The increases in aftermarket orders were due to increased production in mines resulting in higher utilization of equipment. Revenues increased 38% for the Fiscal 2005 nine months and gross profit margins improved to 29% of sales compared to 26% in the Fiscal 2004 nine months. Most of this improvement came from recovering material cost increases and increased utilization of fixed costs. Operating income was $180.2 million in the Fiscal 2005 nine months compared to operating income of $60.1 million in the Fiscal 2004 nine months.

Results of Operations

Three Months Ended July 30, 2005 Compared to Three Months Ended July 31, 2004

      Net Sales

        The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Three Months Ended
In thousands	July 30, 2005	July 31, 2004	$ Change	% Change
Underground Mining Machinery	$278,901	$225,144	$ 53,757	24%
Surface Mining Equipment	243,695	156,776	86,919	55%

Total	$522,596	$381,920	$140,676	37%

         The increase in net sales for underground mining machinery in the third quarter of Fiscal 2005 compared to the third quarter of Fiscal 2004 was the result of a $36.6 million, or 45%, increase in shipments of original equipment combined with a $17.2 million, or 12%, increase in aftermarket products and service. Increases in original equipment sales were reported in the United States and Australia. Higher original equipment sales in Australia, which accounted for about 71% of the overall increase, were due to increased shipments of roof supports and shuttle cars. While shipments of original equipment remained strong into China, the remainder of the increase was attributable to the United States, reflecting increased sales of continuous miners, shuttle cars, roof supports and an armored face conveyor order. The increase in original equipment sales in Australia and the United States reflects the continuing strong activity levels for new equipment primarily for replacement of existing equipment. Increases in aftermarket net sales were reported in the United States and Australia, with these locations reporting approximately 17% and 34% increases, respectively, in aftermarket sales in the third quarter of Fiscal 2005 compared to the third quarter of Fiscal 2004. Higher aftermarket sales in the United States accounted for more than three-quarters of the overall increase in aftermarket sales, however, aftermarket sales into China remained strong. Approximately 60% of the increase in aftermarket sales was due to the increase in repair parts sales, with the remaining increase split between component repairs and other aftermarket services. The strong level of aftermarket sales in the third quarter of Fiscal 2005 reflected the continued level of coal mining activity on a global basis plus the recovery of material cost increases.

         The increase in net sales for surface mining equipment in the third quarter of Fiscal 2005 compared to the third quarter of Fiscal 2004 was the result of a $56.9 million, or 137%, increase in original equipment combined with a $30.0 million, or 26%, increase in aftermarket parts and service. Increases in original equipment sales were reported in Australia, South America, Russia and Canada. Approximately 40% of the original equipment sales increase was due to increased sales of electric mining shovels in Canada. The remaining increase in original equipment sales was split between sales of electric mining shovels in Australia, South America and Russia. Increases in aftermarket sales were reported for the United States, Chile, Australia and especially Canada, where sales grew by 57%. Approximately 79% of the aftermarket sales increase was due to the higher repair parts sales, with the remaining increase due to higher aftermarket service sales. The strong level of both original equipment and aftermarket sales in the third quarter of Fiscal 2005 reflects the continued high level of activity in the mining of copper, coal, iron ore, oilsands and gold.

      Operating Income

        The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Three Months Ended
In thousands	July 30, 2005	July 31, 2004	$ Change	% Change
Operating income (loss):
Underground Mining Machinery	$ 48,818	$ 25,004	$23,814	95%
Surface Mining Equipment	32,213	13,998	18,215	130%
Corporate Expense	(8,044)	(9,087)	1,043	-11%

Total	$ 72,987	$ 29,915	$43,072	144%

        Operating income for underground mining machinery increased $23.8 million from the third quarter a year ago as gross profit associated with the increase in net sales increased $24.0 million. Operating income as a percentage of net sales increased from 11.1% in the third quarter of Fiscal 2004 to 17.5% in the third quarter of Fiscal 2005. This improvement in profitability was due to the increase in net sales, an approximately $3.8 million improvement in the relationship between manufacturing overhead spending and manufacturing overhead absorption, and the cost control management of product development, selling and administrative expenses. The modest growth of product development, selling and administrative expense due to cost control management allowed almost the entire benefit from the increase in sales to be recognized at the operating income line. The increase in spending in these areas associated with inflation, performance-based incentive programs and legal expenses were substantially offset by other cost reductions.

         Operating income for surface mining equipment increased $18.2 million from the third quarter a year ago as gross profit associated with the increase in net sales increased $20.1 million for the same periods. Operating income as a percentage of net sales increased from 8.9% in the third quarter of Fiscal 2004 to 13.2% in the third quarter of Fiscal 2005. This improvement in profitability was due to the increase in net sales and approximately $2.1 million improvement in the relationship between manufacturing overhead spending and manufacturing overhead absorption, partially offset by a $3.3 million increase in selling, product development and administrative expenses. The increase in selling, product development, and administrative expense was primarily due to an increase in performance-based incentive programs, pension costs, costs associated with the conversion to an upgraded SAP system and inflation.

        The decrease in corporate expenses was primarily due to the allocation of performance-based incentive programs to both the underground mining and surface mining segments in Fiscal 2005, which were recorded at the corporate level in Fiscal 2004, partially offset by increased consulting fees associated with Sarbanes-Oxley Section 404 compliance preparation.

      Product Development, Selling and Administrative Expense

         Product development, selling and administrative expense totaled $75.4 million, or 14% of sales, in the third quarter of Fiscal 2005, as compared to $70.6 million, or 18% of sales, in the third quarter of Fiscal 2004. While a lower percentage of total sales, the 7% increase in product development, selling and administrative expense was primarily attributable to a $1.0 million increase in pension expense, a $0.9 million increase in additional costs associated with Sarbanes-Oxley Section 404 compliance, an $0.8 million increase associated with the implementation of an upgraded SAP enterprise software system and increased legal fees.

      Provision for Income Taxes

         Income tax expense for the third quarter of Fiscal 2005 increased to $17.5 million as compared to $9.4 million in the third quarter of Fiscal 2004. On a consolidated basis, these income tax provisions represented effective income tax rates for the third quarters of Fiscal 2005 and 2004 of 36.3% and 36.6%, respectively. On a recurring basis, the main drivers of the variance in tax rates both year-to-year and in relation to the U.S. statutory rate of 35% were the increased global profitability year over year, changes in the geographic mix of earnings, differences in local statutory tax rates, and the projected impact of the utilization of certain U.S. state net operating loss carryforwards for which the reversal of the related valuation reserves will not be recognized as part of the income tax provision due to Fresh Start accounting.

        A review of income tax valuation reserves was performed as part of the analysis of the third quarter Fiscal 2005 income tax provision and neither discreet adjustments of any amount recorded as of the end of Fiscal 2004 nor the provision of any new income tax valuation reserves were warranted.

        Cash taxes paid for the third quarter of Fiscal 2005 were $2.0 million, or 4.1% of pre-tax income, compared to $2.1 million, or 8.1% of pre-tax income, in the third quarter of Fiscal 2004. This decrease in cash taxes paid was primarily due to the timing of estimated taxes due by the Company’s non-U.S. subsidiaries during the quarter.

Nine Months Ended July 30, 2005 Compared to Nine Months Ended July 31, 2004

      Net Sales

        The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Nine Months Ended
In thousands	July 30, 2005	July 31, 2004	$ Change	% Change
Underground Mining Machinery	$ 800,489	$ 579,639	$220,850	38%
Surface Mining Equipment	587,722	423,649	164,073	39%

Total	$1,388,211	$1,003,288	$384,923	38%

         The increase in net sales for underground mining machinery in the Fiscal 2005 nine months compared with the Fiscal 2004 nine months was the result of a $138.0 million, or 75%, increase in shipments of original equipment combined with a $82.9 million, or 21%, increase in aftermarket products and service. Increases in original equipment sales were reported in the United States, Australia, Russia and China. The increase in original equipment sales in the emerging markets was primarily associated with increased shipments of roof support systems and armored face conveyors and to a lesser extent continuous miners, shuttle cars and longwall shearers. The increase in the United States was associated with increased shipments of continuous miners, shuttle cars, armored face conveyor and roof supports in the Fiscal 2005 nine months compared to no activity for roof supports in the Fiscal 2004 nine months. The increase in Australia was associated with increased shipments of continuous miners, shuttle cars and roof supports. The increase in original equipment sales in the Fiscal 2005 nine months primarily reflects the replacement of existing equipment. The increase in aftermarket sales in the Fiscal 2005 nine months compared to the Fiscal 2004 nine months was the result of increased aftermarket sales in all of the underground geographic business units ranging from 11% in the emerging markets to 35% in Australia. Approximately, 40% of the increases in aftermarket sales were due to increases in the sales of repair parts, with the remaining increase associated with increases in the sales of component repairs and complete machine rebuilds. The strength of the coal mining activity around the world is reflected in the increase in aftermarket sales in each of the business locations.

        The increase in net sales of surface mining machinery for the Fiscal 2005 nine months compared to the Fiscal 2004 nine months was due to a $89.4 million, or 81%, increase in the shipment of original equipment and a $74.7 million, or 24%, increase in aftermarket net sales. Approximately half of the increase in original equipment sales was in South America, with the remaining increase in net sales primarily in Russia and Canada. Offsetting these increases was an original equipment sales decrease of 27% for Australia. The increase in original equipment sales in South America, Russia and Canada related to increased sales of electric mining shovels and blasthole drills while the decrease in Australia related to lower sales of electric mining shovels. The increase in original equipment sales in the Fiscal 2005 nine months reflects the activity levels for both the replacement of existing equipment and the addition of new mining capacity for copper, coal, iron ore, oilsands and gold. The increase in aftermarket sales in the Fiscal 2005 nine months compared to the Fiscal 2004 nine months was primarily the result of increases in the United States, Australia and Canada. Approximately 77% of the increase in aftermarket sales is due to the increase in sales of repair parts, with the remaining increase due to aftermarket service. The strong level of aftermarket sales in the Fiscal 2005 nine months reflects the continued level of activity in the mining of copper, coal, iron ore, oil sands and gold.

      Operating Income

        The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Nine Months Ended
In thousands	July 30, 2005	July 31, 2004	$ Change	% Change
Operating income (loss):
Underground Mining Machinery	$ 121,469	$ 49,446	$ 72,023	146%
Surface Mining Equipment	82,722	32,957	49,765	151%
Corporate Expense	(24,032)	(22,275)	(1,757)	8%

Total	$ 180,159	$ 60,128	$ 120,031	200%

         Operating income for underground mining machinery increased $72.0 million in the Fiscal 2005 nine months compared to the Fiscal 2004 nine months as the gross profit associated with the increase in net sales increased $76.4 million. Operating income as a percentage of net sales increased from 8.5% in the Fiscal 2004 nine months to 15.2% in the Fiscal 2005 nine months. This improvement in profitability was due to the increase in net sales and an approximately $17.3 million improvement in the relationship between manufacturing overhead spending and manufacturing overhead absorption, which was partially offset by increases in performance-based compensation expenses, warranty expense and product development, selling and administrative expenses. The improvement at the operating income level was less than the improvement at the gross profit level due to the increase in administrative expenses. These increases were primarily associated with performance-based compensation, and higher legal fees.

         Operating income for surface mining equipment increased $49.8 million in the Fiscal 2005 nine months compared to the Fiscal 2004 nine months while the gross profit associated with the increase in net sales increased $58.0 million for the same periods. Operating income as a percentage of net sales for increased from 7.8% in the Fiscal 2004 nine months to 14.1% in the Fiscal 2005 nine months. This improvement in profitability was due to the increase in net sales and an approximately $11.9 million improvement in the relationship between manufacturing overhead spending and manufacturing overhead absorption, partially offset by a $10.7 million increase in product development, selling and administrative expenses. The increase in product development, selling and administrative expense was primarily due to an increase in performance-based incentive programs, costs associated with the conversion to an upgraded SAP system and inflation.

        The increase in corporate expenses was primarily due to a $1.6 million increase in fees associated with outside consulting for Sarbanes-Oxley Section 404 compliance preparation, additional legal expenses and an increase in insurance costs.

      Product Development, Selling and Administrative Expense

         Product development, selling and administrative expense totaled $221.6 million, or 16% of sales, in the Fiscal 2005 nine months, as compared to $202.8 million, or 20% of sales, in the Fiscal 2004 nine months. While a lower percentage of total sales, the 9% increase in product development, selling and administrative expense was primarily attributable to a $6.1 million increase in performance based compensation costs year over year, a $4.0 million increase in administrative expenses in the United Kingdom primarily due to legal fees and pension expense.

      Provision for Income Taxes

         Income tax expense for the Fiscal 2005 nine months increased to $53.1 million as compared to $11.4 million for the Fiscal 2004 nine months. On a consolidated basis, these income tax provisions represented effective income tax rates for the Fiscal 2005 nine months and Fiscal 2004 nine months of 36.6% and 24.1%, respectively. On a recurring basis, the main drivers of the variance in tax rates both year-to-year and in relation to the U.S. statutory rate of 35% were the increased global profitability and mix of earnings year over year, differences in local statutory tax rates, and the projected impact of the utilization of certain U.S. state net operating loss carryforwards for which the reversal of the related valuation reserves will not be recognized as part of the income tax provision due to Fresh Start accounting. Additionally, the second quarter of Fiscal 2004 was impacted by the reversal of approximately $6.3 million of deferred income tax liabilities previously recorded on certain unappropriated earnings of a foreign subsidiary. Upon the completion of a corporate restructuring during that fiscal quarter, the deferred income tax liability was deemed no longer required and was reversed, with the resulting income tax benefit recognized as a discreet item in Fiscal 2004. Excluding the impact of this deferred tax reversal, the consolidated effective rate for the Fiscal 2004 nine months would have been approximately 37.3%.

         Cash taxes paid for the Fiscal 2005 nine months were $14.5 million, or 10.0% of pre-tax income, compared to $10.7 million, or 22.6% of pre-tax income, paid for the Fiscal 2004 nine months. This increase in cash taxes paid was primarily due to increased global profitability year over year and the timing of estimated taxes due by the Company’s non-U.S. subsidiaries during the respective fiscal years.

      Bookings and Backlog

         Bookings continued their trend upward in both original equipment and aftermarket products and services. During the third quarter of Fiscal 2005 and year to date, we received $544 million and $1,673 million, respectively, of new orders compared to new order bookings of $531 million and $1,409 million for the Fiscal 2004 third quarter and nine months, respectively. Orders for aftermarket parts and service increased 16%, quarter over quarter, while orders for original equipment decreased 11.8%, quarter over quarter, primarily due to a larger order for roof supports in the Fiscal 2004 quarter not repeated in the Fiscal 2005 quarter. Orders for original equipment and aftermarket parts and services increased 18% and 19%, respectively, for the Fiscal 2005 nine months compared to the Fiscal 2004 nine months.

        As a result of the strong level of new orders, backlog increased from $722 million at the beginning of Fiscal 2005 to just over $1 billion at the end of the third quarter.

Liquidity and Capital Resources

      Discussion of Cash Flows

        At the end of the third quarter, we had $69.9 million in cash and cash equivalents and working capital of $462.0 million as compared to $231.7 million in cash and cash equivalents and working capital of $560.2 million at the beginning of the fiscal year. Working capital, excluding cash, was $392.1 million at the end of the Fiscal 2005 third quarter as compared to $328.5 million at the beginning of the fiscal year. Our cash on hand exceeded total debt by $42.0 million and $25.7 million at the end of the third quarter and the beginning of the fiscal year, respectively.

      Operating Activities

        Net cash provided or used by operating activities fluctuates between periods primarily as a result of differences in net income, the timing of the collection of accounts receivable, purchase of inventory, level of sales, payment of compensation, collection of advance payments and progress billings and payment of accounts payable. Cash provided by operations during the Fiscal 2005 nine months was $82.3 million compared to $1.2 million in the Fiscal 2004 nine months. The increase in cash was primarily a result of a $55.8 million increase in net income, a $39.6 million decrease in voluntary pension contributions, a $15.9 million increase in other accrued liabilities and a $33.9 million increase in advance payments and progress billings. These items were partially offset by a $64.8 million increase in inventory, due to increased production activities, and $28.0 million increase in accounts receivable due to increased sales.

      Investing Activities

        During the Fiscal 2005 nine months cash used by investing activities was $24.8 million compared to cash used by investing activities of $4.2 million during the Fiscal 2004 nine months. This change was due to an increase in property, plant and equipment additions of $10.3 million, an increase in intangible purchases of $3.6 million, an increase in long-term receivables of approximately $3.0 million and the reduction of $3.6 million of cash received in Fiscal 2004 for unredeemed notes. We expect to fund capital expenditures in 2005 with operating cash flows and available cash.

      Financing Activities

        During the Fiscal 2005 nine months cash used by financing activities was $217.8 million compared to cash provided by financing activities of $21.2 million during the Fiscal 2004 nine months. Approximately $224.5 million was used to repurchase our 8.75% Senior Subordinated Notes, we received approximately $24.2 million less cash from the exercise of employee stock options in Fiscal 2005 compared to Fiscal 2004, we had an increase of $14.3 million in dividends paid and we paid approximately $2.3 million of short term notes in Fiscal 2005 as compared to borrowing $0.1 million in Fiscal 2004. These items were partially offset by the utilization of $24.4 million of our credit facility in Fiscal 2005 as compared to the reduction of $1.0 million of long-term debt in Fiscal 2004.

      Credit Agreement and Other Long-Term Debt

        As of the end of the third quarter, we had $69.9 million in cash and cash equivalents and $141.9 million available for borrowings under the Credit Agreement. In July 2005 the size of the facility available under the Credit Agreement was increased to $275 million. During the Fiscal 2005 nine months, we purchased approximately $200.0 million par value of our 8.75% Senior Subordinated Notes in a tender offer and several open market purchases. These transactions, which resulted in a $29.2 million loss on repurchase, consisted of approximately $224.5 million of cash and the writedown of unamortized finance costs of $4.7 million. Based upon our current level of operations, we believe that cash flow from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future cash requirements.

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

      Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure employee stock-based compensation awards where applicable using a fair value method and record related expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for public companies for annual periods beginning after June 15, 2005; therefore, the Company will adopt the new requirements in our first quarter of Fiscal 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, which include, among other things, whether the Company should adopt the requirements on a prospective or retrospective basis and which valuation model is most appropriate.

        In December 2004, the FASB issued Statement No. 153 (“FAS 153”), “Exchanges of Nonmonetary Assets — Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”).” FAS 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This standard requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (i) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (ii) the transactions lack commercial substance (as defined). In addition, the FASB decided to retain the guidance in APB 29 for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. The new standard is the result of the convergence project between the FASB and the International Accounting Standards Board (“IASB”). We will adopt this standard for nonmonetary asset exchanges occurring beginning in fiscal year 2006. The adoption of FAS 153 is not expected to have a significant impact on the consolidated financial statements.

        In November 2004, FASB issued Statement No. 151 (“FAS 151”), “Inventory Costs, an amendment of ARB No. 43, Chapter 4", to improve financial reporting and global comparability of inventory accounting. The amendment, which adopted language similar to that used in the IASB International Accounting Standard 2 (“IAS 2”), clarifies that inventory related expenses, such as abnormal amounts of idle facility expense, freight, handling costs, and wasted or spoiled materials should be recognized as current period charges. The statement also requires fixed production overhead allocations to inventory based on normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning in our fiscal year 2006. The adoption of FAS 151 is not expected to have a significant impact on the consolidated financial statements.

        In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements.” This Statement requires retrospective application to prior periods’ financial statements of a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

Market Conditions and Outlook

         Commodity markets remain strong, resulting in increased spending for mining equipment and aftermarket services. Industry analysts have stated that they expect strong U.S. coal demand for an extended period. Total domestic coal demand is forecasted to increase due to increased consumption by utilities and for exports, particularly in metallurgical coal. International coal markets also continue to strengthen, particularly for metallurgical coal used in the production of steel. Alternative fuel sources for electrical production continue to be either expensive, as with natural gas, or of limited availability, as with nuclear and hydroelectric. The recently enacted energy legislation provides significant funds for research on advanced coal technologies, which could provide additional demand if large-scale production is found to be economical. Management continues to believe the U.S. coal market is in a sustained cyclical upturn, providing strong opportunities for our business.

        Demand for Australian and South African coal continues to exceed export capabilities, with prices for export coal remaining at high levels. Discussions for new equipment orders are proceeding with customers in China and Russia, whose emerging coal markets represent our most significant long-term growth opportunities.

        The non-coal markets served by the surface mining customers showed continued strength. Selling prices for copper and iron ore greatly exceed production costs, such that even a significant decline in these prices should allow mining companies to continue to expand profitably. High oil prices are driving mining activity in the Canadian oil sands, as well as two recent merger transactions in that market. Future oil sands projects hold promise for surface mining equipment. As in the previous quarter, commitments for new shovels exceeded shovel production capacity. Lead times continue to increase at surface mining equipment, and could increase dramatically depending on the results of customer discussions involving multiple shovel orders.

         We will continue to focus on cash flow in the upcoming 12 months. This focus helps to ensure that the ramp up of business activity does not use more working capital than is necessary. Capital spending should be in the range of $30 million to $35 million for Fiscal 2005 and we expect capital spending for Fiscal 2006 in the range of $40 million.

        Several factors temper our outlook. The positive effects we are seeing on our business as a result of higher customer production and capital-spending levels could be offset by increasing lead times at our facilities and tightening steel supplies. We believe the current buying cycle for mining equipment and services will be sustained and that our customers will exercise discipline in increasing their production. Our ability to grow revenues is constrained by the capacity of our plants, our ability to supplement that capacity with outside sources, and our success in securing critical supplies such as steel and castings. As we increase our production to meet the increased demand for mining equipment, our challenge is to manage our working capital and the other aspects of our business so that we meet the needs of our customers while maximizing returns to shareholders. We also will need to continue to control pension and health care costs.

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

        We believe our accounting policies for revenue recognition, inventories, intangible assets, accrued warranties, pension and postretirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K/A for the year ended October 30, 2004 for a discussion of these policies. There were no material changes to these policies during the Fiscal 2005 nine months.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 30, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        See Item 3 – Legal Proceedings of Part I of our annual report on Form 10-K/A for the year ended October 30, 2004.

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

        Additional factors that could cause actual results to differ materially from those contemplated include:

•	Factors affecting customers’ purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles, and production and consumption rates of coal, copper, iron, gold, oil and other ores and minerals; the cash flows of customers; the cost and availability of financing to customers and the ability of customers to obtain regulatory approval for investments in mining projects; the availability of other equipment and parts used in mining operation, including trucks and tires; consolidations among customers; the effects of rising energy costs on customer operations; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

•	Factors affecting our ability to capture available sales opportunities, including: customers’ perceptions of the quality and value of our products and services as compared to competitors’ products and services; customers’ perceptions of the financial health and stability as compared to our competitors; and the availability of manufacturing capacity at our factories.

•	Factors affecting our ability to successfully manage the sales we obtain, such as: the accuracy of our cost and time estimates; the adequacy of our cost and control systems; and our success in delivering products and completing service projects on time and within budget; our success in recruiting and retaining managers and key employees; wage stability and cooperative labor relations; plant capacity and utilization; increases in the costs and constraints on the supply of major purchased items such as steel that can adversely affect profits and revenues and other essential production inputs such as castings, forgings and bearings; and whether acquisitions are assimilated and divestitures completed without notable surprises or unexpected difficulties.

•	Factors affecting general business levels, such as: political and economic turmoil in major markets such as the United States, Canada, Russia, Poland, China, India, South Africa, Australia, Chile and Brazil; environmental and trade regulations; and the stability and ease of exchange of currencies.

•	Factors affecting our general business, such as: unforeseen patent, tax, product, environmental, employee health and benefit, or contractual liabilities; nonrecurring restructuring and other special charges; changes in accounting or tax rules or regulations; reassessments of asset valuations for such assets as receivables, inventories, fixed assets and intangible assets; and leverage and debt service.

•	Various other factors beyond our control.

Item 6. Exhibits

        (a)          Exhibits:

10(a)	Second Amendment to Second Amended and Restated Credit Agreement and Consent dated as of June 1, 2005 and entered into by and among Joy Global Inc. as Borrower, the lenders named therein, as Lenders, Deutsche Bank Trust Company America, as Agent, Heller Financial, Inc. and Fleet Capital Corporation, as Co-Syndication Agents, and CIT Group/Business Credit, as Documentation Agent

10(b)	Supplemental Indenture dated as of June 16, 2005 and entered into by and among Joy Global Inc. and its direct and indirect subsidiaries identified therein as guarantors and Wells Fargo Bank, N.A., as trustee

10(c)	Form of Stock Option Agreement entered into as of November 15, 2004

10(d)	Form of Restricted Stock Unit Award Agreement entered into as of November 15, 2004 between Joy Global Inc. and each of James A. Chokey, John Nils Hanson, Michael S. Olsen, Mark E. Readinger, Donald C. Roof, Michael W. Sutherlin and Dennis R. Winkleman

10(e)	Form of Performance Share Agreement entered into as of November 15, 2004 between Joy Global Inc. and each of James A. Chokey, John Nils Hanson, Michael S. Olsen, Mark E. Readinger, Donald C. Roof, Michael W. Sutherlin and Dennis R. Winkleman

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 30, 2005	JOY GLOBAL INC. (Registrant) Donald C. Roof Donald C. Roof Executive Vice President, Chief Financial Officer and Treasurer

Date August 30, 2005	Michael S. Olsen Michael S. Olsen Vice President and Controller and Chief Accounting Officer