Form 10-Q
period 2006-01-28
JOY GLOBAL INC
filed 2006-03-03
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED        January 28, 2006

OR

[       ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD from                       to

Commission File number 1-9299

JOY GLOBAL INC. (Exact Name of Registrant as Specified in Its Charter)
Delaware (State of Incorporation)		39-1566457 (I.R.S. Employer Identification No.)
100 East Wisconsin Ave, Suite 2780 Milwaukee, Wisconsin 53202 (Address of principal executive offices) (Zip Code) (414) 319-8500 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b -2 of the Exchange Act. LARGE ACCELERATED FILER [X] ACCELERATED FILER [ ] NON-ACCELERATED FILER [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

        APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class Common Stock, $1 par value	Outstanding at February 22, 2006 123,051,558 shares

JOY GLOBAL INC.

FORM 10-Q – INDEX
January 28, 2006

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Three Months Ended
	January 28, 2006	January 29, 2005
Net sales	$ 553,341	$ 373,868
Costs and expenses:
Cost of sales	387,599	262,667
Product development, selling and administrative expenses	76,320	69,701
Other income	(984)	(685)

Operating income	90,406	42,185
Interest income (expense), net	1,198	(4,418)
Loss on early retirement of debt	—	(2,393)

Income from continuing operations before reorganization items	91,604	35,374
Reorganization items	(125)	(116)

Income from continuing operations before income taxes	91,479	35,258
Provision for income taxes	(33,300)	(13,136)

Income from continuing operations	58,179	22,122
Income from discontinued operations	—	62

Income before cumulative effect of changes in accounting principle	58,179	22,184
Cumulative effect of changes in accounting principle	1,565	—

Net income	$ 59,744	$ 22,184

Basic earnings per share*:
Continuing operations	$ 0.48	$ 0.18
Discontinued operations	$ —	$ —
Cumulative effect of accounting changes	$ 0.01	$ —

Net income	$ 0.49	$ 0.18

Diluted earnings per share*:
Continuing operations	$ 0.47	$ 0.18
Discontinued operations	$ —	$ —
Cumulative effect of accounting changes	$ 0.01	$ —

Net income	$ 0.48	$ 0.18

Dividends per share *	$ 0.113	$ 0.050

Weighted average shares outstanding*:
Basic	122,354	120,093

Diluted	124,060	123,202

* Share data adjusted for effect of stock splits completed on January 21, 2005 and December 12, 2005.

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands)

	January 28, 2006	October 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$ 150,371	$ 143,917
Accounts receivable, net	341,246	351,501
Inventories	555,580	548,195
Other current assets	49,709	73,070

Total current assets	1,096,906	1,116,683
Property, plant and equipment, net	202,589	199,180
Intangible assets, net	6,547	6,515
Deferred income taxes	220,248	225,138
Prepaid benefit cost	80,371	87,308
Other assets	21,650	13,704

Total assets	$1,628,311	$1,648,528

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$ 914	$ 964
Trade accounts payable	134,148	160,627
Employee compensation and benefits	50,200	91,172
Advance payments and progress billings	172,955	187,710
Accrued warranties	37,697	34,183
Other accrued liabilities	97,887	124,857

Total current liabilities	493,801	599,513
Long-term obligations	1,820	1,703
Accrued pension costs	301,592	301,161
Other	74,779	78,525

Total liabilities	871,992	980,902

Shareholders' equity	756,319	667,626

Total liabilities and shareholders' equity	$1,628,311	$1,648,528

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	January 28, 2006	January 29, 2005
Cash flows from operating activities:
Net income	$ 59,744	$ 22,184
Non-cash items:
Cumulative effect of an accounting change	(1,565)	—
Depreciation and amortization	9,566	10,463
Amortization of financing fees	75	433
Loss on debt repurchase	—	2,393
Decrease in deferred income taxes, net
of change in valuation allowance	(1,028)	(188)
Excess income tax benefits from exercise of stock options	(10,938)	—
Change in long-term accrued pension costs	5,606	4,209
Other, net	3,848	647
Changes in working capital items:
Decrease in accounts receivable, net	12,565	19,371
Increase in inventories	(3,046)	(58,282)
Increase in other current assets	(423)	(5,773)
Decrease in trade accounts payable	(27,212)	(13,980)
Decrease in employee compensation and benefits	(25,635)	(25,561)
(Decrease) increase in advance payments and progress billings	(15,099)	12,220
Increase in other accrued liabilities	12,696	19,408

Net cash provided (used) by operating activities	19,154	(12,456)

Cash flows from investing activities:
Property, plant and equipment acquired	(12,256)	(7,342)
Proceeds from the sale of business	500	—
Proceeds from sale of property, plant and equipment	107	322
Other, net	1,352	(1,200)

Net cash used by investing activities	(10,297)	(8,220)

Cash flows from financing activities:
Exercise of stock options	7,626	1,265
Excess income tax benefits from exercise of stock options	10,938	—
Dividends paid	(13,709)	(5,853)
Purchase of treasury stock	(9,996)	—
Repurchase of 8.75% Senior Subordinated Notes	—	(16,536)
Repayment of long-term obligations	(155)	(276)
Decrease in short-term notes payable	—	(962)

Net cash used by financing activities	(5,296)	(22,362)

Effect of exchange rate changes on cash and cash equivalents	2,893	1,072

Increase (Decrease) in Cash and Cash Equivalents	6,454	(41,966)
Cash and Cash Equivalents at Beginning of Period	143,917	231,706

Cash and Cash Equivalents at End of Period	$ 150,371	$ 189,740

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2006
(Unaudited)

1. Description of Business

Joy Global Inc., a worldwide leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores, produces equipment used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands and other minerals. We operate in two business segments: underground mining machinery (Joy Mining Machinery or “Joy”) and surface mining equipment (P&H Mining Equipment or “P&H”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining.

2. Basis of Presentation

The Condensed Consolidated Financial Statements presented in this quarterly report on Form 10-Q are unaudited and have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission.

In our opinion, all adjustments necessary for the fair presentation on a going concern basis of the results of operations, cash flows and financial position for all periods presented have been made. All adjustments made are of a normal recurring nature.

These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2005. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of the financial statements in conformity with GAAP for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

3. Borrowings and Credit Facilities

In December of 2004, we purchased approximately $14.5 million of our 8.75% Senior Subordinated Notes in several open market purchases. These transactions, which resulted in a $2.4 million loss, consisted of approximately $16.5 million of cash and the writedown of unamortized finance costs of $0.4 million.

4. Shareholders’ Equity

On November 15, 2005 our Board of Directors declared a three-for-two split of our common shares, payable on December 12, 2005 to shareholders of record on November 28, 2005. On December 15, 2004, our board of directors authorized a three-for-two split of our common shares, payable on January 21, 2005 to shareholders of record on January 6, 2005. In connection with the respective stock splits, each holder of Joy Global common stock received one share of Joy Global common stock for each two shares of such stock owned. Cash was distributed in lieu of fractional shares. References in the Consolidated Condensed Financial Statements to the number of common shares and related per share amounts have been restated to reflect the respective stock splits.

On November 15, 2005, our Board of Directors declared a cash dividend of $0.1125 per outstanding share of common stock. The dividend was paid on December 29, 2005 to all stockholders of record at the close of business on December 15, 2005.

In November 2005, we commenced purchases under our share repurchase program. Under the program, management is authorized to repurchase up to $300.0 million in shares in the open market or through privately negotiated transactions. We have repurchased approximately $10.0 million of common stock, representing 327,450 shares, under the program through January 28, 2006.

Separate Statements of Shareholders’ Equity are not required to be presented for interim periods. However, comprehensive income consisted of the following:
	Three Months Ended
In thousands	January 28, 2006	January 29, 2005
Net income	$59,744	$22,184
Comprehensive income:
Minimum pension liability adjustment	3,376	—
Translation adjustments	7,159	8,082
Derivative fair value adjustments	1,858	936

Total comprehensive income	$72,137	$31,202

5. Stock Based Compensation

Effective October 30, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), Share Based Payments (“SFAS 123(R)”) using the modified prospective transition method. SFAS 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Compensation expense is recognized using the straight-line method over the vesting period of the award.

Our stock incentive plan authorizes the grant of up to 18.1 million stock options, performance shares, restricted stock units and other stock-based awards to officers, employees and directors. As of January 28, 2006 share based payment grants aggregating approximately 15.7 million shares of common stock had been made to approximately 350 individuals. We have historically issued new common stock in order to satisfy share based payment awards and plan to do so to satisfy future awards.

Prior to the adoption of SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). As a result of adopting SFAS 123(R), we recorded a cumulative effect of a change in accounting principle related to the performance share award program. The cumulative effect of a change in accounting principle added $1.6 million (net of taxes of $0.8 million) or $.01 a share to net income for the three months ended January 28, 2006. Under APB 25, we recorded share based payment expense related to performance share awards and restricted units. For performance share awards, we recorded compensation expense for changes in the market value of the underlying common stock. For restricted unit awards, we recorded compensation expense based on the grant date market value of the underlying common stock.

We had previously followed the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS 123 allowed for the recognition of forfeitures as incurred while SFAS 123(R) requires an estimate of forfeitures at the grant date with adjustments based on actual forfeitures on a quarterly basis. Historical forfeitures related to stock options, restricted stock units and performance shares have been insignificant.

The total stock-based compensation expense we recognized for the three months ended January 28, 2006 was approximately $2.3 million. The corresponding income tax benefit recognized related to the stock-based compensation expense was approximately $0.7 million. If we had continued to account for share based payment awards in accordance with APB 25, we would have expected $2.4 million in additional expense, with income from continuing operations per basic and diluted share being $0.46 and $0.46, respectively, as compared to $0.48 and $0.47 reported income from continuing operations per basic and diluted share for the three months ended January 28, 2006. The difference in the impact primarily relates to the difference in accounting for performance share awards under SFAS 123(R). As of January 28, 2006, we have unrecognized expense related to share based payments of $18.4 million, which we expect to recognize over a weighted average period of approximately 2.5 years.

Stock Options

We have granted non-qualified stock options to purchase our common stock at prices equal to the fair market value of the stock on the grant dates. Stock options vest ratably on one year anniversary dates over three years and expire ten years from the grant date.

The fair value of the stock awards is the estimated fair value at grant date in the period using the Black Scholes valuation model with weighted average assumptions and the resulting estimated fair value as follows:

	Three Months Ended
	January 28, 2006	January 29, 2005
Risk free interest rate	4.5%	3.5%
Expected volatility	34.1%	46.6%
Expected life	3.1	4.0
Dividend yield	1.50%	1.17%
Weighted average estimated fair value at grant date	$ 7.90	$ 6.43

The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option. The expected volatility is based on the historical volatility of our common stock. The expected life is based on historical exercise behavior and the projected exercise of unexercised stock options. The expected dividend yield is based on the expected annual dividends divided by the grant date market value of our common stock.

A summary of stock option activity under all plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 29, 2005	3,672,650	$ 10.75
Options granted	667,125	30.39
Options exercised	(1,053,133)	7.79
Options forfeited or cancelled	(6,921)	14.20

Outstanding at January 28, 2006	3,279,721	$ 15.69	8.1	111,819

Exercisable at January 28, 2006	1,502,451	$ 9.09	7.0	74,792

Restricted Stock Units

We grant restricted stock units to certain employees and members of our Board of Directors (“Directors”). Restricted stock units granted to employees vest over a five-year period with one-third vesting on the third, fourth and fifth anniversaries of the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered to the individual as the units vest. Restricted stock units granted to Directors vest one year from the grant date and provide that a number of common stock shares equivalent to the restricted stock units will be delivered to the individual director one year after his service on the Board of Directors terminates.

The fair value of the restricted stock units is the estimated fair value at grant date using the Black Scholes valuation model with weighted average assumptions and the resulting estimated fair value as follows:

	Three Months Ended
	January 28, 2006	January 29, 2005
Risk free interest rate	4.5%	3.5%
Expected volatility	45.3%	46.6%
Expected life	5.0	5.0
Dividend yield	1.50%	1.17%
Weighted average estimated fair value at grant date	$ 42.61	$ 24.58

The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the restricted stock unit. The expected volatility is based on the historical volatility of our common stock. The expected life is based on the vesting period of the restricted stock units. The expected dividend yield is based on the expected annual dividends divided by the grant date market value of our common stock.

        A summary of restricted stock unit activity under all plans is as follows:

	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at October 29, 2005	312,993	$ 15.00
Units granted	47,625	42.62
Units earned from dividends	1,002	40.57
Units settled	—	—

Outstanding at January 28, 2006	361,620	$ 18.59

Performance Shares

The performance share award programs under our stock incentive plans provide long-term incentive compensation opportunities to certain senior executives and other managers. Up to approximately 425,000 shares of common stock may be earned by the participating executives under these performance share award programs if at the end of a three-year award cycle our financial performance over the course of the cycle exceeds certain threshold amounts. For our 2004 and 2005 performance share award programs, the performance measure is cumulative net cash flow as defined in the performance award agreements. For our 2006 performance share award program, the performance measure for senior executive officers is return on equity and the performance measure for all other participants is EBIT margin, each as defined in the respective performance award agreements. Each performance share represents the right to earn one share of common stock. Awards can range from 0% to 150% (or, in certain cases, 180%) of the target award opportunities and may be paid out in stock, cash or a combination of stock and cash as determined by the Human Resources and Nominating Committee of the Board of Directors.

The fair value of performance shares are the estimated fair value at grant date using the Black Scholes valuation model with weighted average assumptions and the resulting estimated fair value as follows:

	Three Months Ended
	January 28, 2006	January 29, 2005
Risk free interest rate	4.5%	3.1%
Expected volatility	33.5%	46.6%
Expected life	3.0	3.0
Dividend yield	1.50%	1.17%
Weighted average estimated fair value at grant date	$ 38.05	$ 23.11

The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the performance shares. The expected volatility is based on the historical volatility of our common stock. The expected life is based on the three-year award cycle of the performance share. The expected dividend yield is based on the expected annual dividends divided by the grant date market value of our common stock.

        A summary of performance share activity under all plans is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at October 29, 2005	859,873	$ 9.51
Shares granted	69,825	38.05
Shares distributed	(214,253)	6.70	$ 9,251
Shares deferred	(372,153)	6.70	$ 16,069

Outstanding at January 28, 2006	343,292	$ 20.13

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

In thousands except per share data	Three Months Ended January 29, 2005
Net income, as reported	$ 22,184
Add:
Compensation expense included
in reported net income, net of
related tax effect	2,011
Deduct:
Compensation expense determined
under SFAS No. 123, net of related taxes	(1,822)

Pro forma net income	$ 22,373

Net income per share *
As reported
Basic	$ 0.18

Diluted	$ 0.18

Pro forma *
Basic	$ 0.19

Diluted	$ 0.18

* Share data adjusted for effect of stock splits completed on January 21, 2005 and December 12, 2005

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

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
In thousands except per share data	January 28, 2006	January 29, 2005
Numerator:
Income from continuing operations	$ 58,179	$ 22,122
Income from discontinued operations	—	62
Cumulative effect of accounting change, net of income taxes	1,565	—

Net income	$ 59,744	$ 22,184

Denominator:
Denominator for basic net income per share -
Weighted average shares	122,354	120,093
Effect of dilutive securities:
Stock options, restricted stock and
performance shares	1,706	3,109

Denominator for diluted net income per share -
Adjusted weighted average shares and
assumed conversions	124,060	123,202

Basic earnings (loss) per share*
Continuing operations	$ 0.48	$ 0.18
Discontinued operations	—	—
Cumulative effect	$ 0.01	—

Net income	$ 0.49	$ 0.18

Diluted earnings per share*
Continuing operations	$ 0.47	$ 0.18
Discontinued operations	—	—
Cumulative effect	0.01	—

Net income	$ 0.48	$ 0.18

* Share data adjusted for effect of stock splits completed on January 21, 2005 and December 12, 2005.

7. Contingent Liabilities

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

In September 2005, a Memorandum of Understanding was reached setting forth the terms of a negotiated resolution of a lawsuit commenced in 2001 related to the Harnischfeger Industries Employees’ Savings Plan. Stipulation of Settlement is currently being negotiated and will be filed with the court. The settlement is subject to review by an independent fiduciary appointed by the Plan and subject to approval by the court, which must provide prior notice to members of the provisional settlement class and hold a fairness hearing to consider any objections. Upon approval of the settlement, our insurers will be responsible for all payments required under its terms.

At January 28, 2006, we were contingently liable to banks, financial institutions and others for approximately $166.4 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. At January 28, 2006, there were $18.8 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of January 28, 2006, the nominal or face value of forward foreign exchange contracts to which we are a party, in absolute U.S. dollar equivalent terms, was $210.3 million.

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

8. Inventories, net

Consolidated inventories, net consisted of the following:

In thousands	January 28, 2006	October 29, 2005
Finished goods	$ 293,938	$ 292,786
Work in process and purchased parts	195,002	192,344
Raw materials	66,640	63,065

	$ 555,580	$ 548,195

9. Warranties

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

The following table reconciles the changes in the Company’s product warranty reserve:

	Three Months Ended
In thousands	January 28, 2006	January 29, 2005
Balance, beginning of period	$ 34,183	$ 31,259
Accrual for warranty expensed during
the period	5,598	5,387
Settlements made during the period	(2,175)	(4,124)
Change in liability for pre-existing warranties
during the period, including expirations	(114)	(295)
Effect of foreign currency translation	205	288

Balance, end of period	$ 37,697	$ 32,515

10. Reorganization Items

Reorganization items include income, expense and loss that were realized or incurred as a result of our reorganization under Chapter 11 of the Bankruptcy Code. We emerged from Chapter 11 of the Bankruptcy Code on July 12, 2001. For the three months ended January 28, 2006 and January 29, 2005, the $0.1 million and $0.1 million, respectively, of reorganization items represented post emergence professional fees.

11. Pension and Postretirement

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits Three Months Ended		Postretirement Benefits Three Months Ended
In thousands	January 28, 2006	January 29, 2005	January 28, 2006	January 29, 2005
Service cost	$ 5,249	$ 4,709	$ 48	$ 42
Interest cost	18,593	17,702	753	717
Expected return on assets	(20,511)	(20,257)	—	—
Amortization of:
Prior service cost	111	111	—	—
Actuarial (gain) loss	5,272	3,386	196	52

Net periodic benefit cost	$ 8,714	$ 5,651	$ 997	$ 811

        No contributions are required to be made to our U.S. qualified pension plans in Fiscal 2006 and 2007.

12. Segment Information

At January 28, 2006, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income (expense) or provision for income taxes. There are no significant intersegment sales. There has not been a material change in segment total assets from October 29, 2005.

In thousands	Net Sales	Operating Income (Loss)
2006 First Quarter
Underground Mining Machinery	$ 341,395	$ 64,041
Surface Mining Equipment	211,946	34,355

Total operations	553,341	98,396
Corporate	—	(7,990)

Consolidated Total	$ 553,341	$ 90,406

2005 First Quarter
Underground Mining Machinery	$ 227,823	$ 26,723
Surface Mining Equipment	146,045	23,109

Total operations	373,868	49,832
Corporate	—	(7,647)

Consolidated Total	$ 373,868	$ 42,185

13. Recent Accounting Pronouncements

In November 2004, FASB issued FAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4", to improve financial reporting and global comparability of inventory accounting. The amendment, which adopted language similar to that used in the IASB International Accounting Standard 2 (“IAS 2”), clarifies that inventory related expenses, such as abnormal amounts of idle facility expense, freight, handling costs, and wasted or spoiled materials should be recognized as current period charges. The statement also requires fixed production overhead allocations to inventory based on normal capacity of the production facilities. The guidance is effective for inventory costs incurred beginning in our fiscal year 2006. The adoption of FAS No. 151 did not have a significant impact on the consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143.” (“FIN 47”). FIN 47 provides clarifying guidance on the need to record a liability on the legal obligation to perform an asset retirement if the fair value of the liability can be reasonably estimated. If sufficient information is not available in order to reasonably estimate the liability, the interpretation requires certain disclosures of the obligation. We are required to adopt FIN 47 during the fourth quarter of 2006. We are currently assessing the impact the adoption of FIN 47 will have on the results of our operations.

14. Discontinued Operations and Held for Sale Assets and Liabilities

In November 2005, we concluded the sale of the stock of The Horsburgh & Scott Co. (“H&S”) to members of the management team for cash and a note receivable of approximately $11.4 million. The gain on the sale of $1.5 million will be deferred until realizability is reasonably assured and is presented as a contra account to the note receivable. Approximately $3.4 million was recorded in accumulated other comprehensive income at October 29, 2005 relating to the minimum pension liability associated with H&S, all of which has been derecognized upon conclusion of the sale in November 2005. H&S was classified as part of the Surface Mining Equipment segment.

H&S is classified as a discontinued operation in accordance with SFAS No. 144 for all prior periods presented. The Consolidated Statement of Income for the quarter ended January 29, 2005 has been reclassified to reflect the discontinuance of operations.

H&S has met the definition of a variable interest entity (“VIE”) in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities – an Interpretation on ARB No. 51 (“FIN 46”). We are not required to consolidate the VIE based on the requirements of the interpretation as we are not the primary beneficiary of the residual interests in the VIE.

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

        The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Part I of this report. Dollar amounts are in thousands, except share and per share data and as indicated. All per share data shown below has been adjusted to reflect our 3-for-2 stock splits completed on January 21, 2005 and December 12, 2005.

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

        Industry conditions remain robust in almost all of the commodities produced by our customers. The U.S. coal markets continue to reflect both relatively constant demand and strong coal selling prices. Increasing coal production is a continuing challenge and, as a result, our customers continue to drive demand for our products and our aftermarket services. Long-term demand factors for coal in the U.S. remain positive, with significant new coal-burning power plant activities underway and limited sources for electrical generation other than coal being available. The worldwide commodity markets for copper, iron ore and metallurgical coal remain very strong. Selling prices, although softening slightly in certain areas, are at historically high levels. The increased demand for these commodities in China and elsewhere is expected to drive pricing for these commodities. The continued development of the oil sands area in Northern Canada will provide additional opportunities for P&H Mining to supply increasing amounts of products and aftermarket services to this area. Finally, emerging market activity continues, particularly in China as that country continues the conversion of its coal mining industry to high-productivity mining, and the need for increasing amounts of coal continues as its economy and power generation infrastructure grow.

        Meeting the increasing demand for products and aftermarket services continues to be a significant challenge facing us. The expansion of our mining shovel capacity at P&H continues on schedule, and is expected to result in a 40% increase in shovel capacity by December 2006. However, the larger challenge is that of our supply chain in both operations. Although production and revenue levels continue to increase, as reflected in the 48% improvement in fiscal quarter revenues over the first quarter of fiscal 2005, the supply of castings, forgings, purchased components, fabrications and other items continues to be tight. Actions are being taken on a continuing basis to overcome supply restrictions; however, overall lead times to our customers increased slightly during the first quarter.

        There are two events over the next two quarters that could adversely affect short-term operating results. The first is the implementation of the Joy Mining SAP R3 operating system at all N. American locations of P&H Mining which is scheduled for early March. The second is a union contract expiration at Joy Mining’s primary U.S. manufacturing facility in Franklin, PA in early July. We are actively preparing contingencies for both events and don’t believe that either have the potential for material adverse effects in spite of possible short-term disruptions.

        Customer orders were strong in the first quarter of fiscal 2006, with an approximate 14% increase over the first quarter of fiscal 2005 and with orders pushing into 2008. This increase was particularly strong in surface mining original equipment orders, due largely to increasing focus on surface coal production. In addition, both segments experienced increases in aftermarket orders. The first quarter of our fiscal year is historically our weakest quarter; however, revenues increased 48% for the first quarter of 2006. Operating income was $90.4 million in the first quarter of 2006 compared to operating income of $42.2 million in the first quarter of 2005.

Results of Operations

      Net Sales

        The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Three Months Ended
In thousands	January 28, 2006	January 29, 2005	$ Change	% Change
Net Sales
Underground Mining Machinery	$ 341,395	$ 227,823	$ 113,572	49.9%
Surface Mining Equipment	211,946	146,045	65,901	45.1%

Total	$ 553,341	$ 373,868	$ 179,473	48.0%

        The increase in net sales for underground mining machinery in the first quarter was the result of a $106.9 million increase in original equipment shipments and a $6.7 million increase in the sale of aftermarket products. Increased original equipment sales were reported in the United States, Australia and the emerging markets served out of the United Kingdom. In the United States a $50 million increase in original equipment sales was due to continued strong shipments of continuous miners and shuttle cars and a roof support system in the current quarter not duplicated in the first quarter last year. In Australia, the $20 million increase in original equipment sales was associated with longwall shearers and armored face conveyors. In the emerging markets, which accounted for the remainder of the increase in original equipment, the original equipment improvements were also driven by higher sales of longwall shearers and armored face conveyors.

        The increase in net sales for surface mining equipment in the first quarter was the result of a $38.7 million increase in original equipment and a $27.2 million increase in aftermarket parts and service. The market for original equipment continues to remain strong globally. During the quarter, original equipment sales were particularly strong in Australia, the United States and Russia due to the continued strength in the demand for coal and copper. Aftermarket sales increased $12.3 million in the United States and to a lesser extent in Australia, Chile and Canada.

      Operating Income

        The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Three months Ended
	January 28, 2006		January 29, 2005
In thousands	Operating Income (loss)	% of Net Sales	Operating Income (loss)	% of Net Sales
Operating income (loss):
Underground Mining Machinery	$ 64,041	18.8%	$ 26,723	11.7%
Surface Mining Equipment	34,355	16.2%	23,109	15.8%
Corporate Expense	(7,990)		(7,647)

Total	$ 90,406	16.3%	$ 42,185	11.3%

        Operating income as a percentage of net sales for Underground Mining Machinery increased from 11.7% in the first quarter of 2005 to 18.8% in the first quarter of 2006. The increase in operating profit from $26.7 million a year ago to $64.0 million in the first quarter of 2006 was primarily due to the $113.6 million increase in net sales. The increase in steel and steel related product costs continue to be offset and the increase in manufacturing activity provides a benefit associated with an increase in manufacturing overhead absorption. In the United States the current quarter was adversely affected by higher subcontracting costs and the start up costs associated with a new service center. The current quarter benefited from a reduction in legal expense with the conclusion in the fourth quarter of 2005 of two product disputes in the United Kingdom. This benefit was offset by the increase in pension expense in the United States and the United Kingdom.

        Operating income as a percentage of net sales for Surface Mining Equipment increased from 15.8% in the first quarter of 2005 to 16.2% in the first quarter of 2006. The improvement in profitability of $11.2 million was due to the increase in sales volume of $18.6 million and improved pricing primarily related to original equipment of $3.0 million. These positive factors were partially offset by lower manufacturing absorption of $2.0 million, increased selling expenses of $1.3 million and higher administrative expenses of $3.5 million associated with spending related to strategic operational initiatives and higher expenses associated with performance based compensation awards. Both selling and administrative expenses are down as a percentage of sales in comparison to first quarter 2005.

      Product Development, Selling and Administrative Expense

        Product development, selling and administrative expense totaled $76.3 million, or 14% of sales, in the first quarter of 2006, as compared to $69.7 million, or 19% of sales, in the first quarter of 2005. While a lower percentage of total sales, the 9% increase in product development, selling and administrative expense was attributable to general inflation, strategic operational initiatives, including safety and training initiatives and $2.2 million of higher selling expenses related to increased business activity during the quarter. These increases were offset by approximately $2.0 million in legal fees incurred in the first quarter of 2005 for litigation and arbitration proceedings resolved in the fourth quarter of 2005.

      Provision for Income Taxes

        Income tax expense for the first quarter of fiscal 2006 increased to $33.3 million as compared to $13.1 million in the first quarter of fiscal 2005. On a consolidated basis, these income tax provisions represented effective income tax rates for the first quarters of fiscal 2006 and 2005 of 36% and 37%, respectively. The main driver of the variance in tax rates was the increased global profitability and mix of earnings year over year.

        A review of income tax valuation reserves was performed as part of the analysis of the first quarter fiscal 2006 income tax provision and no discreet adjustments of any amount recorded as of the end of fiscal 2005 were warranted.

        Cash taxes paid for the first quarter of fiscal 2006 were $9.0 million compared to $2.4 million in the first quarter of fiscal 2005. This increase in cash taxes paid was primarily due to increased foreign profitability year over year.

      Bookings and Backlog

        Bookings for the first quarter of 2006 were approximately $598 million compared to bookings of $527 million in the first quarter of 2005. Orders in the first quarter of fiscal 2006 for original equipment and aftermarket parts and service increased 3% and 23%, respectively. The surface mining businesses had an increase in new orders of $101.6 million, compared to a year ago, while underground mining new orders decreased by $30.2 million compared to the prior year’s strong quarter.

        As a result of the strong level of new orders, backlog increased from $1,055 million at the beginning of fiscal 2006 to $1,100 million at the end of the first quarter.

Liquidity and Capital Resources

        We currently use working capital and cash flow production as two financial measurements to judge the performance of our operations and our ability to meet our financial obligations.

        The following table summarizes the major components of our working capital as of the quarters ended January 28, 2006 and January 29, 2005, respectively:

In millions	January 28, 2006	January 29, 2005
Cash and cash equivalents	$ 150.4	$ 189.7
Accounts receivable	341.2	244.1
Inventories	555.6	507.8
Other current assets	49.7	64.5
Short-term debt	(0.9)	(2.1)
Accounts payable	(134.1)	(127.8)
Employee compensation and benefits	(50.2)	(53.9)
Advance payments and progress billings	(173.0)	(100.5)
Accrued warranties	(37.7)	(32.5)
Other current liabilities	(97.9)	(106.3)

Working Capital	$ 603.1	$ 583.0

        Our businesses continue to need working capital investment to maintain our position as the world’s leading manufacturer and servicer of high productivity mining equipment. The primary drivers relate to funding for purchases of production and replacement parts inventories. In response to worldwide demand for mining equipment, we have also committed to make an investment of $16.6 million in equipment in our Milwaukee surface mining facility. This investment is planned to increase shovel production capacity by 40% by the end of 2006.

      Operating Activities

        During the first quarter of 2006, cash provided by operating activities was $19.2 million compared to cash used by operating activities of $12.5 million during the first quarter of 2005. Net cash provided by operating activities improved from the first quarter 2005 primarily as a result of an increase in net income of $37.6 million and a lower increase in inventory of $55.2 million in the current quarter as compared to the first quarter of 2005. These improvements were offset by a decrease in the timing of advance payments and progress billings of $27.3 million and the change in the presentation of excess income tax benefits from the exercise of stock options of $10.9 million. The adoption of SFAS 123(R) caused the reclassification of the excess income tax benefits from the exercise of stock options from an operating activity inflow to a financing activity inflow.

      Investing Activities

        During the first quarter of 2006 cash used by investing activities was $10.3 million compared to cash used by investing activities of $8.2 million during the first quarter of 2005. This increase was due to an increase in property, plant and equipment acquired of $4.9 million, primarily related to starting an implementation of an enterprise resource planning system during the first quarter of 2006. We expect to fund capital expenditures in 2006 with operating cash flows and available cash.

      Financing Activities

        During the first quarter of 2006 cash used by financing activities was $5.3 million compared to cash used by financing activities of $22.4 million in the first quarter of 2005. We had an increase of $7.9 million of dividends paid and commenced a stock buyback program in which $10.0 million of common stock was repurchased. These uses of cash were offset by the increased cash inflows related to the exercise of stock options of $6.4 million and the corresponding excess income tax benefit from the exercise of stock options of $10.9 million. We also repurchased $16.5 million of 8.75% Senior Subordinated notes during the first quarter of 2005.

      Financial Condition

        As of the end of the first quarter, we had $150.4 million in cash and cash equivalents and $270.7 million available for borrowings under the Credit Agreement. Our primary cash requirements include working capital, capital expenditures, dividends and share repurchases. We will also continue to evaluate potential acquisitions. Based upon our current level of operations, we believe that cash flows from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future cash requirements.

        In November 2005, we commenced purchases under our share repurchase program. Under the program, management is authorized to repurchase up to $300.0 million in shares in the open market or through privately negotiated transactions over the 24-month period ended May 31, 2007. We have repurchased approximately $10.0 million of common stock, representing 327,450 shares, under the program through January 28, 2006.

      Off-Balance Sheet Arrangements

        We lease various assets under operating leases. No significant changes to lease commitments have occurred since our fiscal year ended October 29, 2005. We have no other off-balance sheet arrangements, other than noted in footnote #7 to the condensed consolidated financial statements.

Critical Accounting Estimates, Assumptions and Policies

        Our discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to bad debts, excess inventory, warranty, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

        We believe our accounting policies for revenue recognition, inventories, intangible assets, accrued warranties, pension and postretirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the year ended October 29, 2005 for a discussion of these policies. There were no material changes to these policies during the first quarter other than the adoption of SFAS 123(R).

        Effective October 30, 2005, we adopted SFAS 123(R) using the modified prospective transition method. Prior to the adoption of SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The fair value of share-based payments is the estimated fair value at grant date using the Black Scholes valuation model.

        As a result of adopting SFAS 123(R), we recorded a cumulative effect of a change in accounting principle related to the performance share award program. The cumulative effect of a change in accounting principle added $1.6 million (net of taxes of $0.8 million), or $.01 a share, to net income for the three months ended January 28, 2006. Under APB 25, we recorded share based payment expense related to performance share awards and restricted stock units. For performance share awards, we recorded compensation expense for changes in the market value of the underlying common stock. For restricted stock unit awards, we recorded compensation expense based on the grant date market value of the underlying common stock. As a result of adopting SFAS 123(R), our income from continuing operations before income taxes was positively impacted by $2.4 million for the three months ended January 28, 2006 or $.02 and $.01, basic and diluted earnings per share, respectively.

        The total stock-based compensation expense we recognized for the three months ended January 28, 2006 was approximately $2.3 million. As of January 28, 2006, we have remaining unrecognized expense related to share based payments of $18.4 million, which we expect to recognize over a weighted average period of approximately 2.5 years. We estimate that our share based compensation expense for fiscal 2006 will be $9.5 million based on the share based payment programs awarded thus far in fiscal 2006, the assumptions used in calculating the fair value of the awards using the Black Scholes model and the actual amount of forfeitures as compared to expected forfeitures upon issuance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        As more fully described in our Annual Report on Form 10-K for the year ended October 29, 2005, we are exposed to various types of market risks, primarily foreign currency risks. We monitor our risks in this area on a continuous basis and generally enter into forward foreign currency contracts to minimize these exposures for periods of less than one year. We do not engage in speculation in our derivative strategies. Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged.

Item 4. Controls and Procedures

        We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

        There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        See Item 3 – Legal Proceedings of Part I of our annual report on Form 10-K for the year ended October 29, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    (a) Not applicable.

    (b) Not applicable.

    (c) We made the following purchases of our common stock, par value $1.00 per share, during the period covered by this report:

Period	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 30, 2005 to	327,450	327,450	$ 290.0
November 29, 2005

November 30, 2005 to	—	—	$ 290.0
December 29, 2005

December 30, 2005 to	—	—	$ 290.0
January 28, 2006

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

        Our principal businesses involve designing, manufacturing, marketing and servicing large, complex machines. Significant periods of time are necessary to design and build these machines. Large amounts of capital must be devoted by our customers to purchase these machines and to finance the mines that use them. Our success in obtaining and managing a relatively small number of sales opportunities, including our success in securing payment for such sales and meeting the requirements of warranties and guarantees associated with such sales, can affect our financial performance. In addition, many mines are located in undeveloped or developing economies where business conditions are less predictable. In recent years, up to 55% of our total sales were derived from sales outside the United States.

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

        Factors affecting our ability to successfully manage and complete sales we obtain, such as: the successful transition to a new enterprise software system at our surface mining equipment business; the timely renegotiation of expiring collective bargaining agreements with our unionized workers; the accuracy of our cost and time estimates for major projects and long-term maintenance and repair contracts; the adequacy of our systems to manage major projects and our success in completing projects on time and within budget; our success in recruiting and retaining managers and key employees; wage stability and cooperative labor relations; plant capacity and utilization; and whether acquisitions are assimilated and divestitures completed without notable surprises or unexpected difficulties.

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

Item 6. Exhibits

10(a)

Form of Amendment entered into as of January 13, 2006 between Joy Global Inc. and each of James A. Chokey, John Nils Hanson, Michael S. Olsen, Mark E. Readinger, Donald C. Roof, Michael W. Sutherlin and Dennis R. Winkleman.

10(b)

Form of Amendment entered into as of January 19, 2006 between Joy Global Inc. and each of James A. Chokey, John Nils Hanson, Michael S. Olsen, Mark E. Readinger, Donald C. Roof, Michael W. Sutherlin and Dennis R. Winkleman.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date March 3, 2006	JOY GLOBAL INC. (Registrant) /s/ Donald C. Roof Donald C. Roof Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer