Form 10-Q
period 2006-04-29
JOY GLOBAL INC
filed 2006-05-30
CIK 801898

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED        April 29, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class Common Stock, $1 par value	Outstanding at May 22, 2006 123,608,873 shares

JOY GLOBAL INC.

FORM 10-Q – INDEX
April 29, 2006

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Net sales	$ 560,348	$ 472,506	$ 1,113,689	$ 846,374
Costs and expenses:
Cost of sales	375,758	335,455	763,357	598,122
Product development, selling and
administrative expenses	78,075	73,380	154,395	143,081
Other income	(3,977)	(630)	(4,961)	(1,315)

Operating income	110,492	64,301	200,898	106,486
Interest income (expense), net	1,308	(3,533)	2,506	(7,951)
Loss on early retirement of debt	—	(2,644)	—	(5,037)

Income from continuing operations
before reorganization items	111,800	58,124	203,404	93,498
Reorganization items	5,077	2,439	4,952	2,323

Income from continuing operations
before income taxes	116,877	60,563	208,356	95,821
Provision for income taxes	(34,000)	(22,133)	(67,300)	(35,269)

Income from continuing operations	82,877	38,430	141,056	60,552
Income from discontinued operations	—	393	—	455

Income before cumulative effect of
changes in accounting principle	82,877	38,823	141,056	61,007
Cumulative effect of changes in
accounting principle	—	—	1,565	—

Net income	$ 82,877	$ 38,823	$ 142,621	$ 61,007

Basic earnings per share*:
Continuing operations	$ 0.67	$ 0.32	$ 1.15	$ 0.50
Cumulative effect of accounting changes	—	—	0.01	—

Net income	$ 0.67	$ 0.32	$ 1.16	$ 0.50

Diluted earnings per share*:
Continuing operations	$ 0.66	$ 0.31	$ 1.13	$ 0.49
Cumulative effect of accounting changes	—	—	0.01	—

Net income	$ 0.66	$ 0.31	$ 1.14	$ 0.49

Dividends per share *	$ 0.113	$ 0.075	$ 0.225	$ 0.125

Weighted average shares outstanding*:
Basic	123,710	120,916	123,032	120,505

Diluted	125,426	123,455	124,743	123,276

     * Share data adjusted for effect of stock splits completed on January 21, 2005 and December 12, 2005

        See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)
(Unaudited)

	April 29, 2006	October 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$ 175,238	$ 143,917
Accounts receivable, net	363,145	351,501
Inventories	610,992	548,195
Other current assets	48,486	73,070

Total current assets	1,197,861	1,116,683
Property, plant and equipment, net	202,704	199,180
Intangible assets, net	6,625	6,515
Deferred income taxes	217,172	225,138
Prepaid benefit cost	77,353	87,308
Other assets	29,051	13,704

Total assets	$1,730,766	$1,648,528

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$ 897	$ 964
Trade accounts payable	155,555	160,627
Employee compensation and benefits	54,039	91,172
Advance payments and progress billings	163,712	187,710
Accrued warranties	38,722	34,183
Other accrued liabilities	110,084	124,857

Total current liabilities	523,009	599,513
Long-term obligations	2,130	1,703
Accrued pension costs	302,152	301,161
Other	75,888	78,525

Total liabilities	903,179	980,902

Shareholders' equity	827,587	667,626

Total liabilities and shareholders' equity	$1,730,766	$1,648,528

        See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	April 29, 2006	April 30, 2005
Cash flows from operating activities:
Net income	$ 142,621	$ 61,007
Non-cash items:
Cumulative effect of an accounting change	(1,565)	—
Depreciation and amortization	19,088	20,468
Amortization of financing fees	150	850
Loss on debt repurchase	—	5,037
Increase in deferred income taxes, net
of change in valuation allowance	11,839	24
Excess income tax benefits from exercise of stock options	(19,935)	—
Change in long-term accrued pension costs	11,645	6,970
Other, net	(4,406)	(375)
Changes in working capital items:
Increase in accounts receivable, net	(8,046)	(37,118)
Increase in inventories	(56,673)	(95,714)
Decrease (increase) in other current assets	2,772	(1,527)
Decrease in trade accounts payable	(6,451)	(297)
Decrease in employee compensation and benefits	(22,310)	(12,008)
(Decrease) increase in advance payments and progress billings	(24,530)	59,798
Increase in other accrued liabilities	32,419	35,739

Net cash provided by operating activities	76,618	42,854

Cash flows from investing activities:
Property, plant and equipment acquired	(24,568)	(17,238)
Proceeds from sale of property, plant and equipment	6,296	1,433
Intangibles acquired	—	—
Other, net	812	(789)

Net cash used by investing activities	(17,460)	(16,594)

Cash flows from financing activities:
Exercise of stock options	13,366	3,334
Excess income tax benefits from exercise of stock options	19,935	—
Dividends paid	(27,550)	(15,372)
Purchase of treasury stock	(37,106)	—
Repurchase of 8.75% Senior Subordinated Notes	—	(37,010)
Repayment of long-term obligations	146	(454)
Decrease in short-term notes payable	—	(953)

Net cash used by financing activities	(31,209)	(50,455)

Effect of exchange rate changes on cash and cash equivalents	3,372	803

Increase (Decrease) in Cash and Cash Equivalents	31,321	(23,392)
Cash and Cash Equivalents at Beginning of Period	143,917	231,706

Cash and Cash Equivalents at End of Period	$ 175,238	$ 208,314

        See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 29, 2006

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

3. Shareholders’ Equity

On November 15, 2005 our Board of Directors declared a three-for-two split of our common shares, payable on December 12, 2005 to shareholders of record on November 28, 2005. On December 15, 2004, our Board of Directors authorized a three-for-two split of our common shares, payable on January 21, 2005 to shareholders of record on January 6, 2005. In connection with the respective stock splits, each holder of Joy Global common stock received one additional share of Joy Global common stock for each two shares of such stock owned. Cash was distributed in lieu of fractional shares. References in the Condensed Consolidated Financial Statements to the number of common shares and related per share amounts have been restated to reflect the respective stock splits.

On February 23, 2006, our Board of Directors declared a cash dividend of $0.1125 per outstanding share of common stock. The dividend was paid on March 23, 2006 to all stockholders of record at the close of business on March 9, 2006.

In November 2005, we commenced purchases under our share repurchase program. Under the program, management is authorized to repurchase up to $300.0 million in shares in the open market or through privately negotiated transactions. We have repurchased approximately $27.1 million of common stock, representing 418,500 shares, under the program for the three months ended April 29, 2006 and approximately $37.1 million of common stock, representing 745,950 shares, under the program for the six months ended April 29, 2006.

        Comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
In thousands	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Net income	$82,877	$ 38,823	$142,621	$61,007
Other comprehensive income (loss):
Minimum pension liability adjustment	—	—	3,376	—
Translation adjustments	2,064	(797)	9,223	7,285
Derivative fair value adjustments	2,881	(531)	4,739	405

Total other comprehensive income (loss)	4,945	(1,328)	17,338	7,690

Total comprehensive income	$87,822	$ 37,495	$159,959	$68,697

4. Stock Based Compensation

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

Our stock incentive plan authorizes the grant of up to 18.1 million stock options, performance shares, restricted stock units and other stock-based awards to officers, employees and directors. As of April 29, 2006 share based payment grants aggregating approximately 15.7 million shares of common stock had been made to approximately 350 individuals. We have historically issued new common stock in order to satisfy share based payment awards and plan to do so to satisfy future awards.

Prior to the adoption of SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). As a result of adopting SFAS 123(R), we recorded a cumulative effect of a change in accounting principle related to the performance share award program. The cumulative effect of a change in accounting principle added $1.6 million (net of taxes of $0.8 million) or $.01 a share to net income for the six months ended April 29, 2006. Under APB 25, we recorded share based payment expense related to performance share awards and restricted stock units. For performance share awards, we recorded compensation expense over the vesting period of the underlying common stock based on the market value of the underlying stock throughout the vesting period. For restricted stock unit awards, we recorded compensation expense based on the grant date market value of the underlying common stock.

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

The total stock-based compensation expense we recognized for the three months and six months ended April 29, 2006 was approximately $1.9 million and $4.2 million, respectively. The corresponding income tax benefit recognized related to the stock-based compensation expense was approximately $0.6 million and $1.3 million, respectively. As of April 29, 2006, we have unrecognized expense related to share based payments of $14.7 million, which we expect to recognize over a weighted average period of approximately 2.2 years.

As a result of adopting SFAS 123(R), our income from continuing operations, net income and basic and diluted earnings per share for the three months ended April 29, 2006, were $3.0 million, $1.8 million and $.01 higher, respectively, and for the six months ended April 29, 2006, were $5.6 million, $3.4 million and $.03 higher, respectively, than if we had continued to account for stock-based compensation under APB 25. The difference in the impact primarily relates to the difference in accounting for performance share awards under SFAS 123(R).

      Stock Options

We have granted non-qualified stock options to purchase our common stock at prices equal to the fair market value of the stock on the grant dates. Stock options vest ratably on one-year anniversary dates over three years and expire ten years from the grant date.

The fair value of the stock awards is the estimated fair value at grant date in the period using the Black Scholes valuation model with weighted average assumptions and the resulting estimated fair value as follows:

	Six Months Ended
	April 29, 2006	April 30, 2005
Risk free interest rate	4.5%	3.5%
Expected volatility	34.1%	46.6%
Expected life	3.1	4.0
Dividend yield	1.50%	1.17%
Weighted average estimated fair value at grant date	$ 7.94	$ 6.43

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

A summary of stock option activity under all plans is as follows:

(In thousands, except per share amounts)	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 29, 2005	3,672,650	$ 10.75
Options granted	671,125	30.52
Options exercised	(1,643,900)	8.14
Options forfeited or cancelled	(71,195)	16.19

Outstanding at April 29, 2006	2,628,680	$ 17.28	8.1	$127,256

Exercisable at April 29, 2006	915,807	$ 9.29	6.9	$ 51,650

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

A summary of restricted stock unit activity under all plans is as follows:
	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding at October 29, 2005	312,993	$ 10.63
Units granted	55,605	34.07
Units earned from dividends	1,659	48.26
Units forfeited	(11,925)	15.39

Units not yet vested at April 29, 2006	358,332	$ 14.29

      Performance Shares

The performance share award programs under our stock incentive plans provide long-term incentive compensation opportunities to certain senior executives and other managers. Up to approximately 425,000 shares of common stock may be earned by the participating executives under these performance share award programs if at the end of a three-year award cycle our financial performance over the course of the cycle exceeds certain threshold amounts. For our 2004 and 2005 performance share award programs, the performance measure is cumulative net cash flow as defined in the performance award agreements. For our 2006 performance share award program, the performance measure for senior executive officers is return on equity and the performance measure for all other participants is EBIT (earnings before income taxes) margin, each as defined in the respective performance award agreements. Each performance share represents the right to earn one share of common stock. Awards can range from 0% to 150% (or, in certain cases, 180%) of the target award opportunities and may be paid out in stock, cash or a combination of stock and cash as determined by the Human Resources and Nominating Committee of the Board of Directors.

A summary of performance share activity under all plans is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at October 29, 2005	859,873	$ 6.94
Shares granted	69,825	30.42
Shares distributed	(214,253)	4.71	$ 9,251
Shares deferred	(372,153)	4.71	$ 16,069
Shares forfeited	(6,261)	11.69

Shares not yet awarded at April 29, 2006	337,031	$ 15.59

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

In thousands except per share data	Three Months Ended April 30, 2005	Six Months Ended April 30, 2005
Net income, as reported	$ 38,823	$ 61,007
Add:
Compensation expense included
in reported net income, net of
related tax effect	2,404	4,415
Deduct:
Compensation expense determined
under SFAS No. 123, net of related taxes	(1,496)	(3,318)

Pro forma net income	$ 39,731	$ 62,104

Net income per share *
As reported
Basic	$ 0.32	$ 0.50

Diluted	$ 0.31	$ 0.49

Pro forma *
Basic	$ 0.33	$ 0.52

Diluted	$ 0.32	$ 0.50

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

      The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
In thousands except per share data	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Numerator:
Income from continuing operations	$ 82,877	$ 38,430	$ 141,056	$ 60,552
Income from discontinued operations	—	393	—	455
Cumulative effect of accounting change,
net of income taxes	—	—	1,565	—

Net income	$ 82,877	$ 38,823	$ 142,621	$ 61,007

Denominator:
Denominator for basic net income per share -
Weighted average shares	123,710	120,916	123,032	120,505
Effect of dilutive securities:
Stock options, restricted stock and
performance shares	1,716	2,539	1,711	2,771

Denominator for diluted net income per share -
Adjusted weighted average shares and
assumed conversions	125,426	123,455	124,743	123,276

Basic earnings per share*
Continuing operations	$ 0.67	$ 0.32	$ 1.15	$ 0.50
Discontinued operations	—	—	—	—
Cumulative effect	—	—	0.01	—

Net income	$ 0.67	$ 0.32	$ 1.16	$ 0.50

Diluted earnings per share*
Continuing operations	$ 0.66	$ 0.31	$ 1.13	$ 0.49
Discontinued operations	—	—	—	—
Cumulative effect	—	—	0.01	—

Net income	$ 0.66	$ 0.31	$ 1.14	$ 0.49

     * Share data adjusted for effect of stock splits completed on January 21, 2005 and December 12, 2005

6. Credit Facility

On October 28, 2005, we entered into a $400.0 million unsecured revolving credit facility expiring on November 15, 2010. Outstanding borrowings bear interest equal to LIBOR plus the applicable margin (0.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) at our option. We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility. The Credit Agreement requires the maintenance of certain financial covenants including leverage, interest coverage and capital expenditures covenants. The agreement also requires a minimum net worth of approximately $396 million, increased by 25% of net income on a quarterly basis beginning with the fourth quarter of fiscal 2005. On April 29, 2006, we were in compliance with all financial covenants in the Credit Agreement.

At April 29, 2006, there were no outstanding direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $400 million credit limit, totaled $105.3 million. At April 29, 2006, there was $294.7 million available for borrowings under the Credit Agreement.

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

In March 2006 the United States District Court for the District of Massachusetts granted preliminary approval of a negotiated settlement of a lawsuit commenced in 2001 relating to the Harnischfeger Industries Employees’ Savings Plan. The settlement is subject to review by an independent fiduciary appointed by the Plan and subject to final approval by the court, which must hold a fairness hearing to consider any objections. Upon final approval of the settlement, our insurers will be responsible for all payments required under its terms.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

At April 29, 2006, we were contingently liable to banks, financial institutions and others for approximately $142.2 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. At April 29, 2006, there were $18.8 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of April 29, 2006, the nominal or face value of forward foreign exchange contracts to which we are a party, in absolute U.S. dollar equivalent terms, was $205.7 million.

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

We are currently conducting union contract negotiations on the contract expiring on June 1, 2006 related to Joy Mining’s largest manufacturing facility in Franklin, PA. Although we hope for a timely resolution of the union contract, we have contingency plans covering a variety of outcomes. We don’t believe the union contract expiration will have a material adverse impact on our business, in spite of possible short-term disruptions.

8. Inventories

Consolidated inventories consisted of the following:

In thousands	April 29, 2006	October 29, 2005
Finished goods	$ 326,786	$ 274,211
Work in process and purchased parts	250,954	236,165
Raw materials	33,252	37,819

	$ 610,992	$ 548,195

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

       The following table reconciles the changes in the Company’s product warranty reserve:

	Three Months Ended		Six Months Ended
In thousands	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Balance, beginning of period	$ 37,697	$ 32,515	$ 34,183	$ 31,259
Accrual for warranty expensed during
the period	5,786	6,469	11,384	11,856
Settlements made during the period	(4,909)	(4,646)	(7,084)	(8,770)
Change in liability for pre-existing warranties
during the period, including expirations	(171)	(259)	(285)	(554)
Effect of foreign currency translation	319	161	524	449

Balance, end of period	$ 38,722	$ 34,240	$ 38,722	$ 34,240

10. Reorganization Items

Reorganization items include income, expense and loss that were realized or incurred as a result of our reorganization under Chapter 11 of the Bankruptcy Code. For the six months ended April 29, 2006, the $5.0 of reorganization income represented cash receipts from a fully reserved note receivable of $5.2 million offset by post emergence professional fees. For the six months ended April 30, 2005, the $2.3 million of reorganization income included $1.5 million from insurance settlements and approximately $1.1 million of cash receipts from a fully reserved note receivable offset by post emergence professional fees.

11. Income Taxes

A review of income tax valuation reserves was performed as part of the analysis of the second quarter Fiscal 2006 income tax provision. Based on this analysis, valuation reserves of $15.3 million were reversed relating to pre-emergence and post-emergence net operating losses of $9.0 million and $6.3 million, respectively, related to our Australian Group. The reversal of valuation reserves related to pre-emergence net operating losses is being recorded as additional paid in capital in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” The reversal of valuation reserves related to the post-emergence net operating losses is recorded as a discreet tax benefit of $6.3 million through our provision for income taxes.

12. Pension and Postretirement

        The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
In thousands	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Service cost	$ 5,249	$ 4,709	$ 48	$ 43
Interest cost	18,593	17,702	753	717
Expected return on assets	(20,511)	(20,257)	—	—
Amortization of:
Prior service cost	111	111	—	—
Actuarial (gain) loss	5,272	3,386	196	52

Net periodic benefit cost	$ 8,714	$ 5,651	$997	$812

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
In thousands	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
Service cost	$ 10,498	$ 9,418	$ 97	$ 85
Interest cost	37,186	35,404	1,505	1,434
Expected return on assets	(41,023)	(40,514)	—	—
Amortization of:
Prior service cost	222	222	—	—
Actuarial (gain) loss	10,544	6,772	391	104

Net periodic benefit cost	$ 17,427	$ 11,302	$ 1,993	$ 1,623

        No contributions are required to be made to our U.S. qualified pension plans in Fiscal 2006 and 2007.

13. Segment Information

At April 29, 2006, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income (expense) or provision for income taxes. There are no significant intersegment sales. There has not been a material change in segment total assets from October 29, 2005.

In thousands	Net Sales	Operating Income (Loss)
2006 Second Quarter
Underground Mining Machinery	$ 335,188	$ 77,693
Surface Mining Equipment	225,160	39,503

Total operations	560,348	117,196
Corporate	—	(6,704)

Consolidated Total	$ 560,348	$ 110,492

2005 Second Quarter
Underground Mining Machinery	$ 293,765	$ 45,928
Surface Mining Equipment	178,741	26,714

Total operations	472,506	72,642
Corporate	—	(8,341)

Consolidated Total	$ 472,506	$ 64,301

2006 Six Months
Underground Mining Machinery	$ 676,583	$ 141,734
Surface Mining Equipment	437,106	73,858

Total operations	1,113,689	215,592
Corporate	—	(14,694)

Consolidated Total	$ 1,113,689	$ 200,898

2005 Six Months
Underground Mining Machinery	$ 521,588	$ 72,651
Surface Mining Equipment	324,786	49,823

Total operations	846,374	122,474
Corporate	—	(15,988)

Consolidated Total	$ 846,374	$ 106,486

14. Recent Accounting Pronouncements

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 provides clarifying guidance on the need to record a liability on the legal obligation to perform an asset retirement if the fair value of the liability can be reasonably estimated. If sufficient information is not available in order to reasonably estimate the liability, the interpretation requires certain disclosures of the obligation. We are required to adopt FIN 47 during the fourth quarter of 2006. We are currently assessing the impact the adoption of FIN 47 will have on the results of our operations.

15. Subsequent Events

In April 2006, we announced entering into an agreement for the purchase of the net assets of the Stamler mining equipment business from the Oldenburg Group, Inc. Stamler produces products used primarily in underground coal mining applications, including feeder breakers, battery haulers, and continuous haulage systems. The Stamler business is in line with our stated objectives of adding “bolt on” products and services to our existing businesses. The Stamler business is anticipated to have revenues of approximately $150 million in calendar 2006. The purchase price will be approximately $118 million and is subject to customary regulatory approvals. We expect the acquisition to close during the third quarter of Fiscal 2006.

On May 25, 2006, our Board of Directors declared a quarterly dividend in the amount of $0.1125 per share to be paid on June 23, 2006 to shareholders of record on June 9, 2006.

In May 2006, we continued purchases under our share repurchase program. We repurchased approximately $50.0 million of common stock, representing 796,637 shares, under the program through May 25, 2006.

16. Discontinued Operations and Held for Sale Assets and Liabilities

In November 2005, we concluded the sale of the stock of The Horsburgh & Scott Co. (“H&S”) to members of the management team for cash and a note receivable of approximately $10.9 million. The gain on the sale of $1.5 million will be deferred until realizability is reasonably assured and is presented as a contra account to the note receivable. Approximately $3.4 million was recorded in accumulated other comprehensive income at October 29, 2005 relating to the minimum pension liability associated with H&S, all of which has been derecognized upon conclusion of the sale in November 2005. H&S was classified as part of the Surface Mining Equipment segment.

H&S is classified as a discontinued operation in accordance with SFAS No. 144 for all prior periods presented. The Condensed Consolidated Statement of Income for the three months ended and six months ended April 30, 2005 has been reclassified to reflect the discontinuance of operations. Basic and diluted earnings per share from discontinued operations for the three months and six months ended April 30, 2005 have not been presented as the effect is deemed immaterial.

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

Overview

        Joy Global Inc., a worldwide leader in high-productivity mining solutions, manufactures and markets original equipment and aftermarket parts and services for both the underground and surface mining industries through two business segments, Joy Mining Machinery and P&H Mining Equipment. Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania and Wisconsin, and in the United Kingdom, South Africa, Chile and Australia.

      Market Conditions

        The US coal market’s strength continued to drive profitability for the quarter and six months ended April 29, 2006. Representing our single largest market, the US coal market continues to reflect strong demand and high prices. Both the underground and surface mining segments have prospered with the replacement of original equipment in current mines and providing aftermarket parts and support. Long-term demand for coal in the US remains encouraging with the construction of base load, coal-burning power plants and with increased installation of scrubbers at existing sites. Alternative coal technologies discussions, such as gasification and liquefacation are increasing, but we feel these technologies should have limited effect on coal demand over the next five years. Orders in the US coal market continue to be sporadic. After the significant number of orders over the past 2 years, we believe the “refleeting” in the US has been completed (or is on order) and expect moderate demand for original equipment until new mine openings increase in a more significant manner than is currently happening.

        The worldwide commodity markets for copper, iron ore and metallurgical coal remain very strong, mainly due to increased usage of these commodities in China. As long as demand increases in China, even if at a substantially slower rate then what has been the case over the last three years, most analysts anticipate that commodity prices will remain strong and supply/demand conditions for the commodities will remain in balance. We should continue to experience increased demand for original equipment as well as aftermarket parts and services related to each of these commodities.

        Long-term growth markets such as China, Russia and Canada continue to be a focus for us. China’s process of converting to high productivity mining does and will continue to provide significant growth opportunities in the region. We are currently in discussion with over 20 mining companies who, collectively, will provide the significant portion of coal production over the upcoming decade. We are planning on significant investments in China including, an armored face conveyor facility which we recently obtained a business license to commence construction and an expansion of our Baotou, Inner Mongolia service center, which will get underway in the third quarter of 2006. The oil sands in Canada represent a significant growth opportunity for the surface mining segment of our business. As more efficient methods of refining the oil sands develop and as the infrastructure is developed, the opportunities for market development will increase.

      2nd Quarter Update

        We concluded the implementation of a SAP R3 operating system at all North American locations of P&H Mining. The implementation did not result in significant lost revenues or unplanned expenditures during the second quarter. We did experience delayed shipments in the quarter, which we expect to be realized in the third quarter of Fiscal 2006.

        We have entered into an agreement to purchase the assets of the Stamler mining equipment business from Oldenburg Group for approximately $118 million and hope to close the transaction by the end of the third quarter of Fiscal 2006. This transaction will provide our underground mining segment with complementary offerings in coal mining applications, including feeder breakers, battery haulers, and continuous haulage systems.

        The expansion project for increasing mining shovel capacity at P&H by 40% continues to stay on schedule for completion in December 2006. Joy continues to increase production rates in several of their product lines. We are continuing to focus on supply chain issues as demand for original equipment and aftermarket parts and service remain at all time highs.

        We are currently conducting union contract negotiations on the contract expiring on June 1, 2006 related to Joy Mining’s largest manufacturing facility in Franklin, PA. Although we hope for a timely resolution of the union contract, we have contingency plans covering a variety of outcomes. We don’t believe the union contract expiration will have a material adverse impact on our business, in spite of possible short-term disruptions.

Results of Operations

Three Months Ended April 29, 2006 Compared to Three Months Ended April 30, 2005

      Net Sales

        The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Three Months Ended
In thousands	April 29, 2006	April 30, 2005	$ Change	% Change
Underground Mining Machinery	$ 335,188	$ 293,765	$ 41,423	14%
Surface Mining Equipment	225,160	178,741	46,419	26%

Total	$ 560,348	$ 472,506	$ 87,842	19%

        The increase in net sales for underground mining machinery in the second quarter of Fiscal 2006 compared to the second quarter of Fiscal 2005 was the result of a $44.6 million, or 27%, increase in aftermarket products and service offset by a $3.2 million, or 3%, decrease in shipments of original equipment. Increases in original equipment sales of 53% were reported in the United States and more than doubled in Australia. The United States and Australia both benefited from strong shipments of continuous miners and shuttle cars. The increases in the United States and Australia were reduced by a decrease in original equipment sales of 58% in the emerging markets served out of the United Kingdom due primarily to the timing of deliveries of roof support systems and continuous miners. Increases in aftermarket net sales were reported in the United States, South Africa, Australia and emerging markets served out of the United Kingdom, with each of these locations reporting greater than 20% increases in aftermarket sales in the second quarter of Fiscal 2006 compared to the second quarter of Fiscal 2005. Higher aftermarket sales in the United States accounted for more than 50% of the overall increase in aftermarket sales. Approximately 40% of the increase in aftermarket sales was due to the increase in repair parts sales, 45% due to complete machine rebuilds and the remaining increase due to component repairs. The strong level of aftermarket sales in the second quarter of Fiscal 2006 reflected the continued level of coal mining activity on a global basis.

        The increase in net sales for surface mining equipment in the second quarter of Fiscal 2006 compared to the second quarter of Fiscal 2005 was the result of a $20.2 million, or 37%, increase in original equipment combined with a $26.2 million, or 21%, increase in aftermarket parts and service. Original equipment sales more than doubled in the United States and Australia, primarily due to sales of electric mining shovels. These increases were partially offset by significantly reduced sales of original equipment in Canada due to timing. Increases in aftermarket sales were reported of 40%, 18% and 9% in Australia, Canada and the United States, respectively. The strong level of aftermarket sales in the second quarter of Fiscal 2006 reflected the continued strength of coal, copper, and iron ore on a global basis and the continued strength of the oil sands development in Canada.

      Operating Income

        The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Three Months Ended
	April 29, 2006		April 30, 2005
In thousands	Operating Income (loss)	% of Net Sales	Operating Income (loss)	% of Net Sales
Operating income (loss):
Underground Mining Machinery	$ 77,693	23.2%	$45,928	15.6%
Surface Mining Equipment	39,503	17.5%	26,714	14.9%
Corporate Expense	(6,704)		(8,341)

Total	$ 110,492	19.7%	$64,301	13.6%

        Operating income as a percentage of net sales for underground mining machinery increased from 15.6% in the second quarter of Fiscal 2005 to 23.2% in the second quarter of Fiscal 2006. The improvement in profitability was primarily due to the increase in net sales and a more profitable mix of original equipment and aftermarket net sales in the United States, Australia and emerging markets served out of the United Kingdom. The second quarter of 2006 was also positively impacted by a reduction in legal expense with the conclusion in the fourth quarter of 2005 of two product disputes in the United Kingdom. The improvements in profitability were partially offset by increased steel and steel related manufacturing costs and increased pension related costs.

        Operating income as a percentage of net sales for surface mining equipment increased from 14.9% in the second quarter of Fiscal 2005 to 17.5% in the second quarter of Fiscal 2006. This improvement in profitability was due to the increase in net sales and increased margins on original equipment and aftermarket parts and service, partially offset by the mix of original equipment and aftermarket parts and service. The improvement in profitability was also impacted by a $2.3 million gain on the sale of a facility in Australia and reduced by increased research and development spending and costs associated with upgrading our SAP system and our previously announced capacity expansion.

      Product Development, Selling and Administrative Expense

        Product development, selling and administrative expense totaled $78.1 million, or 14% of sales, in the second quarter of Fiscal 2006, as compared to $73.4 million, or 16% of sales, in the second quarter of Fiscal 2005. While a lower percentage of total sales, the 6% increase in product development, selling and administrative expense was primarily attributable to a $2.8 million increase in pension expenses, $2.6 million increase in selling expenses related to increased business activity and general inflation. The increase in product development, selling and administrative expense was partially offset by decreased legal fees of $2.5 million and decreased share based compensation expense of $1.8 million.

      Provision for Income Taxes

        Income tax expense for the second quarter of Fiscal 2006 increased to $34.0 million as compared to $22.1 million in the second quarter of Fiscal 2005. On a consolidated basis, these income tax provisions represented effective income tax rates for the second quarters of Fiscal 2006 and 2005 of 29.1% and 36.5%, respectively. A review of income tax valuation reserves was performed as part of the analysis of the second quarter Fiscal 2006 income tax provision and a discreet tax benefit of $6.3 million was recorded relating to certain valuation reserves applicable to our Australian Group. On a recurring basis, the main drivers of the variance in tax rates were the increased global profitability year over year, changes in the geographic mix of earnings, and differences in local statutory tax rates.

        Cash taxes paid for the second quarter of Fiscal 2006 were $10.3 million compared to $10.1 million in the second quarter of Fiscal 2005.

Six Months Ended April 29, 2006 Compared to Six Months Ended April 30, 2005

      Net Sales

        The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Six Months Ended
In thousands	April 29, 2006	April 30, 2005	$ Change	% Change
Underground Mining Machinery	$ 676,583	$ 521,588	$ 154,995	30%
Surface Mining Equipment	437,106	324,786	112,320	35%

Total	$ 1,113,689	$ 846,374	$ 267,315	32%

        The increase in net sales for underground mining machinery in the Fiscal 2006 six months compared with the Fiscal 2005 six months was the result of a $103.7 million, or 51%, increase in shipments of original equipment combined with a $51.3 million, or 16%, increase in aftermarket products and service. Original equipment sales more than doubled in the United States and Australia during the Fiscal 2006 six months. The increase in the United States was associated with increased shipments of continuous miners and shuttle cars, and the shipment of a roof support system in the first six months of Fiscal 2006 not duplicated in the first six months of Fiscal 2005. The increase in original equipment sales in Australia was associated with increased shipments of continuous miners and face conveyors. The increase in aftermarket sales in the Fiscal 2006 six months compared to the Fiscal 2005 six months was the result of increased aftermarket sales in all of the underground business units ranging from approximately 9% in the United Kingdom to 20% in the United States. Approximately two-thirds of the increase in aftermarket sales were due to increases in the sales of repair parts, with the remaining one-third associated with increases in the sales of component repairs and complete machine rebuilds. The measured strength of the coal mining activity around the world is reflected in the increase in aftermarket sales in each of the business locations.

        The increase in net sales of surface mining machinery for the Fiscal 2006 six months compared to the Fiscal 2005 six months was due to a $58.9 million, or 67%, increase in the shipment of original equipment and a $53.4 million, or 23%, increase in aftermarket net sales. Increases in original equipment sales more than doubled in the United States and more than tripled in Australia. The increase in the United States and Australia primarily related to sales of electric mining shovels. The increase in original equipment sales in the Fiscal 2006 six months reflects the continued strong activity levels for both the replacement of existing equipment and the addition of new mining capacity for copper, coal, iron ore, oil sands and gold. The increase in aftermarket sales in the Fiscal 2006 six months compared to the Fiscal 2005 six months was primarily the result of increases of 14%, 39%, 28% and 33% for the United States, Australia, Chile and Canada, respectively. Approximately two-thirds of the increase in aftermarket sales is due to the increase in sales of repair parts, with the remaining increase due to aftermarket service.

      Operating Income

        The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Six Months Ended
	April 29, 2006		April 30, 2005
In thousands	Operating Income (loss)	% of Net Sales	Operating Income (loss)	% of Net Sales
Operating income (loss):
Underground Mining Machinery	$ 141,734	20.9%	$ 72,651	13.9%
Surface Mining Equipment	73,858	16.9%	49,823	15.3%
Corporate Expense	(14,694)		(15,988)

Total	$ 200,898	18.0%	$ 106,486	12.6%

        Operating income as a percentage of net sales for underground mining machinery increased from 13.9% in the Fiscal 2005 six months to 20.9% in the Fiscal 2006 six months. The improvement in profitability was primarily due to a more profitable mix of original equipment and aftermarket net sales in the United States, Australia and emerging markets served out of the United Kingdom. Operating income was also positively effected by approximately $5.5 million of legal expense incurred in Fiscal 2005 six months related to two product disputes which were concluded in the fourth quarter of Fiscal 2005. Operating income was reduced in Fiscal 2006 by $4.6 million of pension related expenses.

        Operating income as a percentage of net sales for surface mining equipment increased from 15.3% in the Fiscal 2005 six months to 16.9% in the Fiscal 2006 six months. This improvement in profitability was due to the increase in net sales and increased margins on original equipment and aftermarket parts and service, partially offset by the mix of original equipment and aftermarket parts and service. The improvement in profitability was also impacted by a $2.3 million gain on the sale of a facility in Australia, reduced by increased research and development spending and costs associated with the upgrading of our SAP system and costs associated with our previously announced capacity expansion.

      Product Development, Selling and Administrative Expense

        Product development, selling and administrative expense totaled $154.4 million, or 14% of sales, in the Fiscal 2006 six months, as compared to $143.1 million, or 17% of sales, in the Fiscal 2005 six months. While a lower percentage of total sales, the 8% increase in product development, selling and administrative expense was primarily attributable to a $4.9 million increase in pension expenses, a $4.8 million increase in selling expenses associated with increased sales levels, and inflation. The increased product development, selling and administrative expenses were partially offset by a reduction of $5.5 million of legal fees.

      Provision for Income Taxes

        Income tax expense for the Fiscal 2006 six months increased to $67.3 million as compared to $35.3 million for the Fiscal 2005 six months. On a consolidated basis, these income tax provisions represented effective income tax rates for the Fiscal 2006 six months and Fiscal 2005 six months of 32.3% and 36.8%, respectively. A review of income tax valuation reserves was performed as part of the analysis of the second quarter Fiscal 2006 income tax provision and a discreet tax benefit of $6.3 million was recorded relating to certain valuation reserves applicable to our Australian Group. On a recurring basis, the main drivers of the variance in tax rates were the increased global profitability year over year, changes in the geographic mix of earnings, and differences in local statutory tax rates.

        Cash taxes paid for the Fiscal 2006 six months were $19.3 million compared to $12.6 million paid for the Fiscal 2005 six months. This increase in cash taxes paid was primarily due to increased global profitability year over year.

      Bookings and Backlog

        The bookings trend was mixed for original equipment and aftermarket products and services. During the second quarter of Fiscal 2006 and year to date, we received $548 million and $1,146 million, respectively, of new orders compared to new order bookings of $574 million and $1,102 million for the Fiscal 2005 second quarter and first half, respectively. Aftermarket products and services orders continued to trend upward year over year for the quarter and six months periods by 18% and 20%, respectively and were reflective of continued higher production levels on the part of our customers. Original equipment orders were down year over year for the quarter and six month periods by 33% and 15%, respectively. Original equipment order decreases were the result of the second quarter impact of strong first quarter bookings for the surface mining segment and the lack of significant new mining activity in the United States for the underground mining segment.

        As a result of the strong level of aftermarket products and services new orders, backlog increased from $1,055 million at the beginning of Fiscal 2006 to $1,087 million at the end of the second quarter 2006.

Liquidity and Capital Resources

We currently use working capital and cash flow production as two financial measurements to judge the performance of our operations and our ability to meet our financial obligations.

The following table summarizes the major components of our working capital as of April 29, 2006 and October 29, 2005:

In millions	April 29, 2006	October 29, 2005
Cash and cash equivalents	$ 175.2	$ 143.9
Accounts receivable	363.1	351.5
Inventories	611.0	548.2
Other current assets	48.5	73.1
Short-term debt	(0.9)	(1.0)
Accounts payable	(155.6)	(160.6)
Employee compensation and benefits	(54.0)	(91.1)
Advance payments and progress billings	(163.7)	(187.7)
Accrued warranties	(38.7)	(34.2)
Other current liabilities	(110.1)	(124.9)

Working Capital	$ 674.8	$ 517.2

Our businesses continue to need working capital investment to maintain our position as the world’s leading manufacturer and servicer of high productivity mining equipment. Our increase in working capital over the six month period ended April 29, 2006 relates primarily to our increased sales and increased inventories. Inventory management continues to be a focus in today’s environment of significant lead times and full production schedules.

      Operating Activities

        During the Fiscal 2006 six months cash provided by operations was $76.6 million compared to $42.9 million in the Fiscal 2005 six months. The increase in cash was primarily a result of a $81.6 million increase in net income and a lower increase in inventory of $39.0 million as compared to the Fiscal 2005 six months. These improvements were offset by a decrease in advanced payments collected of $84.3 million related to the timing of orders and the change in presentation of excess income tax benefits from the exercise of stock options of $19.9 million. The adoption of FAS 123(R) caused the reclassification of the excess income tax benefits from the exercise of stock options from an operating activity inflow to a financing activity inflow.

      Investing Activities

        During the Fiscal 2006 six months cash used by investing activities was $17.5 million compared to $16.6 million during the Fiscal 2005 six months. The increase was due to property, plant and equipment additions of $7.3 million primarily due to costs associated with the upgrading of the SAP system and the plant expansion of the Milwaukee facility. These were offset by increased proceeds of $4.9 million from the sale of facilities in the United States and Australia.

      Financing Activities

        During the Fiscal 2006 six months cash used by financing activities was $31.2 million compared to $50.5 million used during the Fiscal 2005 six months. The decrease in cash used by financing activities was due to approximately $37.0 million used to repurchase our 8.75% Senior Subordinated Notes during the Fiscal 2005 six months, approximately $10.0 million more cash received from the exercise of employee stock options in Fiscal 2006, and the corresponding excess income tax benefit from the exercise of stock options of $19.9 million. These decreases in cash are partially offset by $12.2 million increase in dividends paid and $37.1 million of cash used to purchase treasury stock.

      Financial Condition

        As of April 29, 2006, we had $175.2 million in cash and cash equivalents and $294.7 million available for borrowings under the Credit Agreement. Our primary cash requirements include working capital, capital expenditures, dividends and share repurchases. Our projected capital expenditures for Fiscal 2006 are between $45-55 million. For the quarter and six months ended April 29, 2006, we paid dividends of $13.8 million and $27.6 million, respectively. Based upon our current level of operations, we believe that cash flows from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future cash requirements.

        In April 2006, we announced entering into an agreement for the purchase of the net assets of the Stamler mining equipment business from Oldenburg Group, Inc. Stamler produces products used primarily in underground coal mining applications, including feeder breakers, battery haulers, and continuous haulage systems. The Stamler business is in line with our stated objectives of adding “bolt on” products and services to our existing businesses. The Stamler business is anticipated to have revenues of approximately $150 million in calendar 2006. The purchase price will be approximately $118 million and is subject to customary regulatory approvals. We expect the acquisition to close during the third quarter of Fiscal 2006.

        In November 2005, we commenced purchases under our share repurchase program. Under the program, management is authorized to repurchase up to $300.0 million in shares in the open market or through privately negotiated transactions over the 24-month period ending May 31, 2007. We have repurchased approximately $27.1 million and $37.1 million of common stock, representing 418,500 and 745,950 shares, under the program for the quarter and six months ended April 29, 2006.

        In addition to cash flows from operations, we have the ability to access additional financing sources through our unsecured credit facility.

        In October 2005, we entered into a $400.0 million unsecured revolving credit facility (“Credit Agreement”). Outstanding borrowings bear interest based on certain short term borrowing rates, at our discretion. The Credit Agreement requires the maintenance of certain financial covenants, including leverage and minimum net worth requirements. On April 29, 2006, we were in compliance with all financial covenants in the Credit Agreement.

        During the second quarter ended April 29, 2006, our credit rating was upgraded by both Standard and Poor’s and Moody’s. Standard and Poor’s credit rating increased from BB+ to BBB- with an outlook of Stable. Moody’s credit rating increased from Ba to Baa3 with a continued outlook of Stable. These higher credit ratings provide us with greater flexibility to access financing on the open market as our business circumstances justify.

        During the Fiscal 2005 six months, we purchased approximately $32.8 million par value of our 8.75% Senior Subordinated Notes in several open market purchases. These transactions, which resulted in a $5.0 million loss on repurchase, consisted of approximately $37.0 million of cash and the writedown of unamortized finance costs of $0.8 million. Substantially all of these notes were purchased in Fiscal 2005 and subsequently cancelled.

        On May 25, 2006, our Board of Directors declared a quarterly dividend in the amount of $0.1125 per share to be paid on June 23, 2006 to shareholders of record on June 9, 2006.

      Off-Balance Sheet Arrangements

        We lease various assets under operating leases. No significant changes to lease commitments have occurred since our fiscal year ended October 29, 2005. We have no other off-balance sheet arrangements, other than those noted in Note 7 to the Condensed Consolidated Financial Statements.

      Recent Accounting Pronouncements

        See Note 13 in the Condensed Consolidated Financial Statements for discussion on recent accounting pronouncements.

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

        We believe our accounting policies for revenue recognition, inventories, intangible assets, accrued warranties, pension and postretirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the year ended October 29, 2005 for a discussion of these policies. There were no material changes to these policies during the six months ended April 29, 2006 other than the adoption of SFAS 123(R).

        Effective October 30, 2005, we adopted SFAS 123(R) using the modified prospective transition method. Prior to the adoption of SFAS 123(R), we accounted for share based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The fair value of certain share based payments is the estimated fair value at grant date using the Black Scholes valuation model.

        As a result of adopting SFAS 123(R), we recorded a cumulative effect of a change in accounting principle related to the performance share award program. The cumulative effect of a change in accounting principle added $1.6 million (net of taxes of $0.8 million), or $.01 a share, to net income for the six months ended April 29, 2006. Under APB 25, we recorded share based payment expense related to performance share awards and restricted stock units. For performance share awards, we recorded compensation expense for changes in the market value of the underlying common stock. For restricted stock unit awards, we recorded compensation expense based on the grant date market value of the underlying common stock. As a result of adopting SFAS 123(R), our income from continuing operations before income taxes was positively impacted by $3.0 million for the three months ended April 29, 2006 or $.01 and $.01, basic and diluted earnings per share, respectively and positively impacted by $5.6 million for the six months ended April 29, 2006 or $.03 and $.03, basic and diluted earnings per share, respectively.

        The total stock-based compensation expense we recognized for the three months and six months ended April 29, 2006 was approximately $1.9 million and $4.2 million, respectively. As of April 29, 2006, we have remaining unrecognized expense related to share based payments of $14.7 million, which we expect to recognize over a weighted average period of approximately 2.2 years. We estimate that our share based compensation expense for Fiscal 2006 will be $8.5 million and is dependent on the share based payment programs awarded thus far in Fiscal 2006, the assumptions used in calculating the fair value of the awards using the Black Scholes model and the actual amount of forfeitures as compared to expected forfeitures upon issuance.

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

        On March 7, 2006 we upgraded and implemented an SAP enterprise resource planning system in our North American Surface Mining based units. The implementation included, among others, an upgrade to the order taking process, and new inquiry to cash, financial control and reporting, human resources and payroll processes. We followed a system development life cycle process that required significant pre-implementation planning, design and testing. We have also conducted extensive post-implementation monitoring and process modifications to ensure the effectiveness of internal control over financial reporting. There have been no other changes in our internal control over financial reporting during the second quarter of Fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        See Item 3 – Legal Proceedings of Part I of our annual report on Form 10-K for the year ended October 29, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      (a) Not applicable
      (b) Not applicable
      (c) We made the following purchases of our common stock, par value $1.00 per share, during the period covered by this report:

Period	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 29, 2006 to	—	—	$ 290.0
February 28, 2006

March 1, 2006 to	—	—	$ 290.0
March 31, 2006

April 1, 2006 to	418,500	418,500	$ 262.9
April 29, 2006

Item 3. Defaults upon Senior Securities

      Not applicable.

Item 4.Submission of Matters to a Vote of Security Holders

        At the annual meeting of stockholders held on February 23, 2006, each of our directors was reelected to terms ending at the annual meeting in 2007. The votes cast are listed below:

	For	Against	Withheld	Abstained	Broker Non-Votes
Stephen Gerard	70,979,665	0	36,622,153	0	0
John Nils Hanson	101,087,102	0	6,514,716	0	0
Ken C. Johnsen	106,407,800	0	1,194,018	0	0
James R. Klauser	100,620,734	0	6,981,084	0	0
Richard B. Loynd	103,821,384	0	3,780,434	0	0
P. Eric Siegert	100,673,463	0	6,928,355	0	0
James H. Tate	97,703,921	0	9,897,897	0	0

Item 5. Other Information

      Not applicable.

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

Item 6. Exhibits

10(a)

Asset Purchase Agreement dated as of April 18, 2006 and entered into by and among Joy Technologies Inc. as buyer and Oldenburg Group Incorporated, Oldenburg Australasia Pty. Ltd. and Oldenburg Mining Equipment (Proprietary) Limited, as sellers

10(b)

Form of Stock Option Agreement entered into as of November 14, 2005 between Joy Global Inc. and each of John J. Fons, John Nils Hanson, Mark E. Readinger, Donald C. Roof, Michael W. Sutherlin and Dennis R. Winkleman

10(c)

Form of Restricted Stock Unit Award Agreement entered into as of November 14, 2005 between Joy Global Inc. and each of John J. Fons, John Nils Hanson, Mark E. Readinger, Donald C. Roof, Michael W. Sutherlin and Dennis R. Winkleman

10(d)

Form of Performance Share Agreement entered into as of November 14, 2005 between Joy Global Inc. and each of John J. Fons, John Nils Hanson, Mark E. Readinger, Donald C. Roof, Michael W. Sutherlin and Dennis R. Winkleman

10(e)	Form of Restricted Stock Unit Award Agreement entered into as of February 23, 2006 between Joy Global Inc. and each of the registrant's non-employee directors

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Table of Contents

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 26, 2006	JOY GLOBAL INC. (Registrant) /s/ Donald C. Roof Donald C. Roof Executive Vice President, Chief Financial Officer, and Treasurer