Form 10-Q
period 2006-07-29
JOY GLOBAL INC
filed 2006-09-05
CIK 801898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 29, 2006

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD from to .

Commission File number 1-9299

JOY GLOBAL INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware	39-1566457
State of Incorporation	(I.R.S. Employer
Identification No.)

100 East Wisconsin Ave, Suite 2780

Milwaukee, Wisconsin 53202

(Address of principal executive offices)

(Zip Code)

(414) 319-8500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b -2 of the Exchange Act. LARGE ACCELERATED FILER ☒ ACCELERATED FILER ☐ NON-ACCELERATED FILER ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2006
Common Stock, $1 par value	118,674,023 shares

JOY GLOBAL INC.

FORM 10-Q -- INDEX

July 29, 2006

PART I. – FINANCIAL INFORMATION	Page No.

Item 1 – Financial Statements (unaudited):

Condensed Consolidated Statement of Income

Three and Nine Months Ended July 29, 2006 and July 30, 2005	3

Condensed Consolidated Balance Sheet - July 29, 2006

and October 29, 2005	4

Condensed Consolidated Statement of Cash Flows

Nine Months Ended July 29, 2006 and July 30, 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 – Management's Discussion and Analysis of Financial Condition and

Results of Operations	18

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	28

Item 4 – Controls and Procedures	28

PART II. – OTHER INFORMATION

Item 1 – Legal Proceedings	30

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3 – Defaults Upon Senior Securities	30

Item 4 – Submission of Matters to a Vote of Security Holders	30

Item 5 – Other Information	30

Item 6 – Exhibits	32

Signatures	33

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales	$598,710	$512,874	$1,712,399	$1,359,248
Costs and expenses:
Cost of sales	409,828	367,689	1,173,185	965,811
Product development, selling and
administrative expenses	80,362	74,206	234,757	217,287
Other income	(1,144)	(1,281)	(6,105)	(2,596)

Operating income	109,664	72,260	310,562	178,746
Interest income (expense), net	381	(1,617)	2,887	(9,568)
Loss on early retirement of debt	-	(24,205)	-	(29,242)

Income from continuing operations
before reorganization items	110,045	46,438	313,449	139,936
Reorganization items	1,895	1,167	6,847	3,490

Income from continuing operations
before income taxes	111,940	47,605	320,296	143,426
Benefit (provision) for income taxes:	76,625	(17,154)	9,325	(52,423)
Income from continuing operations	188,565	30,451	329,621	91,003
Income from discontinued operations	-	331	-	786
Income before cumulative effect of
changes in accounting principle	188,565	30,782	329,621	91,789
Cumulative effect of changes in
accounting principle	-	-	1,565	-

Net income	$188,565	$30,782	$331,186	$91,789

Basic earnings per share*:
Continuing operations	$1.55	$0.25	$2.69	$0.76
Cumulative effect of accounting changes	-	-	0.01	-
Net income	$1.55	$0.25	$2.70	$0.76

Diluted earnings per share*:
Continuing operations	$1.53	$0.25	$2.66	$0.74
Cumulative effect of accounting changes	-	-	0.01	-
Net income	$1.53	$0.25	$2.67	$0.74

Dividends per share *	$0.1125	$0.075	$0.3375	$0.20

Weighted average shares outstanding*:
Basic	121,366	121,393	122,477	120,801
Diluted	122,912	123,440	124,133	123,330

*	Share data adjusted for effect of stock splits completed on January 21, 2005 and December 12, 2005.

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	July 29,	October 29,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,150	$143,917
Accounts receivable, net	417,542	351,501
Inventories	623,080	548,195
Other current assets	49,101	73,070
Total current assets	1,191,873	1,116,683

Property, plant and equipment, net	199,250	199,180
Intangible assets, net	6,243	6,515
Deferred income taxes	375,764	225,138
Prepaid benefit cost	73,782	87,308
Other assets	29,673	13,704
Total assets	$1,876,585	$1,648,528

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$693	$964
Trade accounts payable	156,619	160,627
Employee compensation and benefits	61,039	91,172
Advance payments and progress billings	183,608	187,710
Accrued warranties	38,901	34,183
Other accrued liabilities	104,012	124,857
Total current liabilities	544,872	599,513

Long-term obligations	77,296	1,703
Accrued pension costs	302,701	301,161
Other	76,563	78,525

Total liabilities	1,001,432	980,902

Shareholders' equity	875,153	667,626

Total liabilities and shareholders' equity	$1,876,585	$1,648,528

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	July 29,	July 30,
	2006	2005
Cash flows from operating activities:
Net income	$331,186	$91,789
Non-cash items:
Cumulative effect of an accounting change	(1,565)	-
Depreciation and amortization	28,785	31,433
Amortization of financing fees	225	1,160
Loss on early retirement of debt	-	29,242
Increase (decrease) in deferred income taxes, net
of change in valuation allowance	(72,446)	26,945
Excess income tax benefits from exercise of stock options	(20,432)	-
Change in long-term accrued pension costs	17,271	8,843
Other, net	(3,215)	359
Contributions to U.S. qualified pension plans	-	(48,400)
Changes in working capital items:
(Increase) decrease in accounts receivable, net	(62,341)	(57,552)
(Increase) decrease in inventories	(70,808)	(101,473)
(Increase) decrease in other current assets	4,355	(7,289)
Increase (decrease) in trade accounts payable	(5,727)	8,451
Increase (decrease) in employee compensation and benefits	(15,224)	(1,824)
Increase (decrease) in advance payments and progress billings	(4,933)	78,493
Increase (decrease) in other accrued liabilities	20,831	22,073

Net cash provided by operating activities	145,962	82,250

Cash flows from investing activities:
Property, plant and equipment acquired	(32,788)	(27,190)
Proceeds from sale of property, plant and equipment	8,178	1,768
Other, net	1,566	604

Net cash used by investing activities	(23,044)	(24,818)

Cash flows from financing activities:
Exercise of stock options	14,033	9,149
Excess income tax benefits from exercise of stock options	20,432	-
Dividends paid	(41,128)	(24,448)
Purchase of treasury stock	(234,139)	-
Repurchase of 8.75% Senior Subordinated Notes	-	(224,520)
Issuance (repayment) of long-term obligations, net	75,328	24,404
Increase (decrease) in short-term notes payable	-	(2,297)
Financing fees	-	(112)

Net cash used by financing activities	(165,474)	(217,824)

Effect of exchange rate changes on cash and cash equivalents	789	(1,419)

Decrease in Cash and Cash Equivalents	(41,767)	(161,811)
Cash and Cash Equivalents at Beginning of Period	143,917	231,706
Cash and Cash Equivalents at End of Period	$102,150	$69,895

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 29, 2006

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

On May 25, 2006, our Board of Directors declared a cash dividend of $0.1125 per outstanding share of common stock. The dividend was paid on June 23, 2006 to all shareholders of record at the close of business on June 9, 2006.

In November 2005, we commenced purchases under our share repurchase program. Under the program, management is authorized to repurchase up to $300.0 million in shares in the open market or through privately negotiated transactions. We have repurchased approximately $197.0 million of common stock, representing 3,822,811 shares, under the program for the three months ended July 29, 2006 and approximately $234.1 million of common stock, representing 4,568,761 shares, under the program for the nine months ended July 29, 2006.

Comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
In thousands	2006	2005	2006	2005

Net income	$188,565	$30,782	$331,186	$91,789
Other comprehensive income (loss):
Minimum pension liability adjustment	-	-	3,376	-
Translation adjustments	(4,228)	(13,310)	4,995	(6,025)
Derivative fair value adjustments	2,246	(7,541)	6,985	(7,136)
Total other comprehensive income (loss)	(1,982)	(20,851)	15,356	(13,161)
Total comprehensive income	$186,583	$9,931	$346,542	$78,628

4.	Share Based Compensation

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

Our stock incentive plan authorizes the grant of up to 18.1 million stock options, performance shares, restricted stock units and other stock-based awards to officers, employees and directors. As of July 29, 2006 share based payment grants aggregating approximately 15.7 million shares of common stock had been made to approximately 350 individuals. We have historically issued new common stock in order to satisfy share based payment awards and plan to do so to satisfy future awards.

Prior to the adoption of SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). As a result of adopting SFAS 123(R), we recorded a cumulative effect of a change in accounting principle related to the performance share award program. The cumulative effect of a change in accounting principle added $1.6 million (net of taxes of $0.8 million) or $.01 a share to net income for the nine months ended July 29, 2006. Under APB 25, we recorded share based payment expense related to performance share awards and restricted stock units. For performance share awards, we recorded compensation expense over the vesting period of the underlying common stock based on the market value of the underlying stock throughout the vesting period. For restricted stock unit awards, we recorded compensation expense based on the grant date market value of the underlying common stock.

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

The total stock-based compensation expense we recognized for the three months and nine months ended July 29, 2006 was approximately $2.5 million and $6.6 million, respectively. The corresponding income tax benefit recognized related to the stock-based compensation expense was approximately $0.8 million and $2.1 million, respectively. As of July 29, 2006, we have unrecognized expense related to share based payments of $14.1 million, which we expect to recognize over a weighted average period of approximately 2.2 years.

As a result of adopting SFAS 123(R), our income from continuing operations before income taxes and net income for the nine months ended July 29, 2006, were $1.1 million and $0.8 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact of adopting SFAS 123(R) did not have a material effect on basic and diluted earnings per share. The difference in the impact primarily relates to the difference in accounting for performance share awards under SFAS 123(R).

Stock Options

We have granted non-qualified stock options to purchase our common stock at prices equal to the fair market value of the stock on the grant dates. Stock options vest ratably on one-year anniversary dates over three years and expire ten years from the grant date.

The fair value of the stock awards is the estimated fair value at grant date using the Black Scholes valuation model with weighted average assumptions and the resulting estimated fair value as follows:

	Nine Months Ended
	July 29,	July 30,
	2006	2005

Risk free interest rate	4.5%	3.5%
Expected volatility	34.3%	46.6%
Expected life	3.1	4.0
Dividend yield	1.45%	1.45%
Weighted average estimated fair value at grant date	$8.49	$6.45

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

A summary of stock option activity under all plans is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
(In thousands except per share amounts)	Options	per Share	Term	Value

Outstanding at October 29, 2005	3,672,650	$10.75

Options granted	701,125	32.08
Options exercised	(1,723,574)	8.15
Options forfeited or cancelled	(73,070)	16.07

Outstanding at July 29, 2006	2,577,131	$18.13	8.0	$50,279
Exercisable at July 29, 2006	849,383	$9.50	6.7	23,898

Restricted Stock Units

We grant restricted stock units to certain employees and members of our Board of Directors (“Directors”). Restricted stock units granted to employees vest over a five-year period with one-third vesting on the third, fourth and fifth anniversaries of the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered to the individual as the units vest. Restricted stock units granted to Directors vest one year from the grant date and provide that a number of common stock shares equivalent to the restricted stock units will be delivered to the individual director one year after their service on the Board of Directors terminates.

A summary of restricted stock unit activity under all plans is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Units	Fair Value

Outstanding at October 29, 2005	312,993	$10.63

Units granted	60,605	36.79
Units earned from dividends	2,468	49.22
Units forfeited	(11,925)	15.39

Units not yet vested at July 29, 2006	364,141	$15.09

Performance Shares

The performance share award programs under our stock incentive plans provide long-term incentive compensation opportunities to certain senior executives and other managers. Up to approximately 434,700 shares of common stock may be earned by the participating executives under these performance share award programs if at the end of a three-year award cycle our financial performance over the course of the cycle exceeds certain threshold amounts. For our 2004 and 2005 performance share award programs, the performance measure is cumulative net cash flow as defined in the performance award agreements. For our 2006 performance share award program, the performance measure for senior executive officers is return on equity and the performance measure for all other participants is EBIT (earnings before income taxes) margin, each as defined in the respective performance award agreements. Each performance share represents the right to earn one share of common stock. Awards can range from 0% to 150% (or, in certain cases, 180%) of the target award opportunities and may be paid out in stock, cash or a combination of stock and cash as determined by the Human Resources and Nominating Committee of the Board of Directors.

A summary of performance share activity under all plans is as follows:

		Weighted-
		Average	Aggregate
	Number of	Grant Date	Intrinsic
	Shares	Fair Value	Value

Outstanding at October 29, 2005	859,873	$6.94

Shares granted	74,825	32.86
Shares distributed	(214,253)	4.71	$9,251
Shares deferred	(372,153)	4.71	$16,069
Shares forfeited	(6,261)	11.69

Shares not yet awarded at July 29, 2006	342,031	$15.59

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

	Three Months	Nine Months
	Ended	Ended
	July 30,	July 30,
In thousands except per share data	2005	2005

Net income, as reported	$30,782	$91,789
Add:
Compensation expense included
in reported net income, net of
related tax effect	2,893	7,308
Deduct:
Compensation expense determined
under SFAS No. 123, net of related taxes	(1,223)	(4,541)
Pro forma net income	$32,452	$94,556

Net income per share *
As reported
Basic	$0.25	$0.76
Diluted	$0.25	$0.74

Pro forma *
Basic	$0.27	$0.78
Diluted	$0.26	$0.77

*	Share data adjusted for effect of 3-for-2 stock splits completed on January 21, 2005 and December 12, 2005.

5.	Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted-average number of shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares during each period, plus dilutive potential shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.”

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
In thousands except per share data	2006	2005	2006	2005
Numerator:
Income from continuing operations	$188,565	$30,451	$329,621	$91,003
Income from discontinued operations	-	331	-	786
Cumulative effect of accounting change,
net of income taxes	-	-	1,565	-
Net income	$188,565	$30,782	$331,186	$91,789

Denominator:
Denominator for basic net income per share -
Weighted average shares	121,366	121,393	122,477	120,801
Effect of dilutive securities:
Stock options, restricted stock units and
performance shares	1,546	2,047	1,656	2,529
Denominator for diluted net income per share -
Adjusted weighted average shares and
assumed conversions	122,912	123,440	124,133	123,330

Basic earnings per share*
Continuing operations	$1.55	$0.25	$2.69	$0.76
Discontinued operations	-	-	-	-
Cumulative effect	-	-	0.01	-
Net income	$1.55	$0.25	$2.70	0.76

Diluted earnings per share*
Continuing operations	$1.53	$0.25	$2.66	$0.74
Discontinued operations	-	-	-	-
Cumulative effect	-	-	0.01	-
Net income	$1.53	$0.25	$2.67	$0.74

*Share data adjusted for effect of stock splits completed on January 21, 2005 and December 12, 2005.

6.	Credit Facility

On October 28, 2005, we entered into a $400.0 million unsecured revolving credit facility expiring on November 15, 2010. Outstanding borrowings bear interest equal to LIBOR plus the applicable margin (0.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) at our option. We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility. The Credit Agreement requires the maintenance of certain financial covenants including leverage, interest coverage and capital expenditures. The agreement also requires a minimum net worth of approximately $396 million, increased by 25% of net income on a quarterly basis beginning with the fourth quarter of fiscal 2005. On July 29, 2006, we were in compliance with all financial covenants in the Credit Agreement.

At July 29, 2006, there was $76.0 million of outstanding direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $400.0 million credit limit, totaled $82.1 million. At July 29, 2006, there was $241.9 million available for borrowings under the Credit Agreement.

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

On June 29, 2006 the United States District Court for the District of Massachusetts granted final approval of a negotiated settlement of a lawsuit commenced in 2001 relating to the Harnischfeger Industries Employees’ Savings Plan. Our insurers are responsible for all payments required under the settlement.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

At July 29, 2006, we were contingently liable to banks, financial institutions and others for approximately $105.7 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. At July 29, 2006, there were $5.6 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

We have entered into various forward exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of July 29, 2006, the nominal or face value of forward exchange contracts to which we are a party, in absolute U.S. dollar equivalent terms, was $240.5 million.

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

8.	Inventories

Consolidated inventories, net consisted of the following:

	July 29,	October 29,
In thousands	2006	2005
Finished goods	$306,587	$274,211
Work in process and purchased parts	284,794	236,165
Raw materials	31,699	37,819
	$623,080	$548,195

9.	Warranties

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

The following table reconciles the changes in the Company's product warranty reserve:

	Three Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
In thousands	2006	2005	2006	2005
Balance, beginning of period	$38,722	$34,240	$34,183	$31,259
Accrual for warranty expensed during
the period	3,911	6,173	15,295	18,029
Settlements made during the period	(4,254)	(4,169)	(11,338)	(12,939)
Change in liability for pre-existing warranties
during the period, including expirations	575	14	290	(540)
Effect of foreign currency translation	(53)	(1,119)	471	(670)
Balance, end of period	$38,901	$35,139	$38,901	$35,139

10.	Reorganization Items

Reorganization items include income, expense and loss that were realized or incurred as a result of our reorganization under Chapter 11 of the Bankruptcy Code. For the nine months ended July 29, 2006, the $6.8 million of reorganization income represented cash receipts from a fully reserved note receivable of $5.2 million and cash receipts on the settlement on a previously allowed claim of $1.9 million, offset by post emergence professional fees. For the nine months ended July 30, 2005, the $3.5 million of reorganization income included $1.5 million from insurance settlements, $1.4 million from legal reserves no longer required and approximately $1.1 million of cash receipts from a fully reserved note receivable, offset by post emergence professional fees.

11.	Income Taxes

A review of the realizability of deferred tax assets was performed as part of the analysis of the three months ended July 29, 2006 income tax provision. Based on this analysis, valuation allowances of $179.2 million were reversed relating to pre-emergence and post-emergence deferred income tax assets ($68.0 million and $111.2 million, respectively) related to U.S. Federal net deferred income tax assets. The reversal of valuation allowances related to pre-emergence deferred income tax assets is being recorded as additional paid in capital in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” The reversal of valuation allowances related to the post-emergence deferred income tax assets is recorded as a discreet tax benefit of $111.2 million ($0.90 per diluted share) through our provision for income taxes. Included in the discreet tax benefit is $95.1 million related to the reversal of valuation allowances initially recorded as part of our minimum pension liability within accumulated other comprehensive income. The corresponding amount that would be recorded within accumulated other comprehensive income related to our minimum pension liability should the minimum pension liability reverse would be recorded in our income statement as a charge if the related pension plan is terminated in the future.

Additionally, the three months ended April 29, 2006 were impacted by the reversal of approximately $6.3 million of discreet tax benefits that were recorded relating to certain valuation reserves applicable to our Australian consolidated tax group.

The following table reconciles the statutory rate to the effective tax rate.

	Three Months Ended	Nine Months Ended
	July 29,	July 29,
	2006	2006

Statutory Rate	35.0%	35.0%
Other items	(4.1%)	(1.2%)
	30.9%	33.8%
Valuation allowance reversal	(99.4%)	(36.7%)
Effective tax rate	(68.5%)	(2.9%)

12.	Pension and Postretirement

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	July 29,	July 30,	July 29,	July 30,
In thousands	2006	2005	2006	2005

Service cost	$5,249	$4,709	$48	$42
Interest cost	18,593	17,702	820	717
Expected return on assets	(20,511)	(20,257)	-	-
Amortization of:
Prior service cost	111	111	124	-
Actuarial (gain) loss	5,272	3,386	231	52
Net periodic benefit cost	$8,714	$5,651	$1,223	$811

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	July 29,	July 30,	July 29,	July 30,
In thousands	2006	2005	2006	2005

Service cost	$15,747	$14,127	$145	$127
Interest cost	55,779	53,106	2,325	2,151
Expected return on assets	(61,534)	(60,771)	-	-
Amortization of:
Prior service cost	332	333	124	-
Actuarial (gain) loss	15,816	10,158	622	156
Net periodic benefit cost	$26,140	$16,953	$3,216	$2,434

No contributions are required to be made to our U.S. qualified pension plans in Fiscal 2006.

13.	Segment Information

At July 29, 2006, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income (expense) or (benefit) provision for income taxes. There are no significant intersegment sales. There has not been a material change in segment total assets from October 29, 2005.

	2006 Third Quarter		2005 Third Quarter
	Net	Operating	Net	Operating
In thousands	Sales	Income (Loss)	Sales	Income (Loss)

Underground Mining Machinery	$352,213	$75,173	$278,901	$48,818
Surface Mining Equipment	246,497	42,165	233,973	31,486
Total operations	598,710	117,338	512,874	80,304
Corporate	-	(7,674)	-	(8,044)
Consolidated Total	$598,710	$109,664	$512,874	$72,260

	2006 Nine Months		2005 Nine Months
	Net	Operating	Net	Operating
In thousands	Sales	Income (Loss)	Sales	Income (Loss)

Underground Mining Machinery	$1,028,796	$216,907	$800,489	$121,469
Surface Mining Equipment	683,603	116,023	558,759	81,309
Total operations	1,712,399	332,930	1,359,248	202,778
Corporate	-	(22,368)	-	(24,032)
Consolidated Total	$1,712,399	$310,562	$1,359,248	$178,746

14.	Recent Accounting Pronouncements

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

On July 31, 2006, we completed the acquisition of the net assets of the Stamler mining equipment business from the Oldenburg Group, Inc. for approximately $117 million in cash borrowed under our unsecured revolving credit facility. Stamler manufactures products used primarily in underground coal mining applications, including feeder breakers, battery haulers, and continuous haulage systems. The Stamler business is in line with our stated objectives of adding bolt-on products and services to our existing businesses. We are currently evaluating purchase accounting adjustments related to the net assets purchased along with goodwill and other intangible assets.

In August 2006, we continued purchases under our share repurchase program. We repurchased approximately $21.3 million of common stock, representing 579,530 shares, under the program through August 30, 2006.

On August 24, 2006, our Board of Directors declared a cash dividend of $0.1125 per outstanding share of common stock. The dividend will be paid on September 22, 2006 to all shareholders of record at the close of business on September 8, 2006.

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

H&S is classified as a discontinued operation in accordance with SFAS No. 144 for all prior periods presented. The Condensed Consolidated Statement of Income for the three months and nine months ended July 30, 2005 has been reclassified to reflect the discontinuance of operations. Basic and diluted earnings per share from discontinued operations for the three months and nine months ended July 30, 2005 have not been presented as the effect is deemed immaterial.

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

Demand

Worldwide commodity markets primarily drive the demand for our original equipment and aftermarket parts and service. The original equipment demand can be correlated with increased productivity at existing mines along with the development of new mines while aftermarket parts and service are directly related with increased productivity on the installed base. Other factors that effect demand for our products and services include the regulatory environment in which our customers operate, economic strength of emerging markets and political factors.

Market Conditions

Conditions in almost all commodity markets served by our customers continue to grow, with pricing continuing to show the effects of positive demand and supply factors. Commodity demand continues to increase, either on a measured pace in the case of the U.S. coal market, or more vigorously in the case of copper, iron ore, the oil sands of Canada, or the emerging mining markets in China, India and Russia. Supply growth constraints in the majority of markets we serve, combined with still increasing demand reinforces management’s belief that the current cyclical upturn will continue for the foreseeable future.

Conditions in the U.S. coal market, our largest single market, have started to show short-term volatility. Mainly due to less extreme weather during the past winter and into summer, spot coal pricing has lowered which in turn has caused certain production cutback being implemented by our customers and in some instances, delayed or deferred the placement of new orders for original equipment. However, short-term fluctuations in the U.S. coal markets are not expected to affect the long-term strategic direction of our customers. The long-term supply and demand situation for coal in the U.S. is favorable, as new coal-fired power plants continue to be announced, the retrofit of existing plants with scrubbers accelerates, and new coal technology projects are undertaken. Taken together, all of these factors should contribute to an extended overall cycle.

Worldwide commodity markets for copper, iron ore and coal remain very robust. Prices for these commodities, while volatile, are well in excess of production costs and are driving increased revenues in our business, particularly at P&H Mining. As a result of the strength in these and other markets, P&H Mining could expect to receive orders for new mining shovels in excess of their production capacity in the next few quarters, as happened again in the current quarter.

3rd Quarter Update and Beyond

On June 1, 2006, Joy Mining reached a four-year labor agreement covering approximately 650 employees of its Franklin, PA facilities.

As detailed in our Analyst Day earlier this summer, significant efforts and initiatives are underway by Joy Mining in China with the forecast of realizing $500 million in annual revenues in China by 2010.

The expansion project for increasing mining shovel capacity at P&H Mining by 40% continues to stay on schedule for completion in December 2006. Joy Mining continues to increase production rates in several of their product lines. There are also current expansion projects in China and Poland to provide both original equipment and aftermarket services for Joy Mining. We are continuing to focus on supply chain issues as demand for original equipment and aftermarket parts and service remain at all time highs.

We have concluded our purchase of the net assets of the Stamler mining equipment business from the Oldenburg Group for approximately $117 million during the 4th quarter of Fiscal 2006. This transaction will provide our underground mining segment with complementary offerings in coal mining applications, including feeder breakers, battery haulers, and continuous haulage systems.

Results of Operations

Three Months Ended July 29, 2006 Compared to Three Months Ended July 30, 2005

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Three Months Ended
	July 29,	July 30,	Dollar	Percent
In thousands	2006	2005	Change	Change

Underground Mining Machinery	$352,213	$278,901	$73,312	26%
Surface Mining Equipment	246,497	233,973	12,524	5%
Total	$598,710	$512,874	$85,836	17%

The increase in net sales for underground mining machinery in the third quarter of Fiscal 2006 compared to the third quarter of Fiscal 2005 was the result of a $24.8 million, or 21%, increase in original equipment and a $48.5 million, or 30%, increase in shipments of aftermarket products and service. Increases in original equipment sales of 27% and 21% were reported in emerging markets served out of the United Kingdom and the United States, respectively. The increase in the United Kingdom was primarily the result of strong shipments of armored face conveyors while the United States benefited from strong shipments of shuttle cars. Increases in aftermarket net sales were reported in South Africa, Australia and emerging markets served out of the United Kingdom, with each of these locations reporting greater than 30% increases in aftermarket sales in the third quarter of Fiscal 2006 compared to the third quarter of Fiscal 2005. Increases in aftermarket products and service in these regions are representative of the continuing strength of their respective coal mining markets.

The increase in net sales for surface mining equipment in the third quarter of Fiscal 2006 compared to the third quarter of Fiscal 2005 was the result of a $25.2 million, or 18%, increase in aftermarket parts and service combined with a $12.7 million, or 16%, decrease in original equipment sales. Increases in aftermarket sales were reported of 47%, 21%, 18% and 8% in Canada, Chile, the United States and Australia, respectively. The strong level of aftermarket sales in the third quarter of Fiscal 2006 reflected the continued strength of copper and coal on a global basis, and the oil sands development in Canada, and our focus on providing life cycle management on the installed base of equipment. The decrease in original equipment sales was due to a dragline sale in Australia in the third quarter of Fiscal 2005 not repeated in the third quarter of Fiscal 2006 of $6.7 million and timing of sales of electric mining shovels from inventory in Canada and Chile in Fiscal 2005 versus Fiscal 2006 of $10.6 million.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Three Months Ended
	July 29, 2006		July 30, 2006
	Operating	Percent	Operating	Percent
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Operating income (loss):
Underground Mining Machinery	$75,173	21.3%	$48,818	17.5%
Surface Mining Equipment	42,165	17.1%	31,486	13.5%
Corporate Expense	(7,674)		(8,044)
Total	$109,664	18.3%	$72,260	14.1%

Operating income as a percentage of net sales for underground mining machinery increased from 17.5% in the third quarter of Fiscal 2005 to 21.3% in the third quarter of Fiscal 2006. The improvement in profitability was primarily due to a more profitable mix of original equipment and aftermarket net sales in the United States and Australia. The improvements in profitability were partially offset by increased warranty costs attributed to growth in original equipment sales.

Operating income as a percentage of net sales for surface mining equipment increased from 13.5% in the third quarter of Fiscal 2005 to 17.1% in the third quarter of Fiscal 2006. This improvement in profitability was due to an 18% increase in net sales on aftermarket parts and service, better mix within original equipment, improved margins on original equipment sales and a decrease in incentive plan expenses of $1.3 million. This improvement was partially offset by $1.5 million of higher selling and administrative expenses caused by negative currency effects from the strengthening of the Chilean, Brazilian and Australian currencies.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $80.4 million, or 13% of sales, in the third quarter of Fiscal 2006, as compared to $74.2 million, or 14% of sales, in the third quarter of Fiscal 2005. While a lower percentage of total sales, the 8% increase in product development, selling and administrative expense was primarily attributable to a $1.8 million increase in engineering and research and development expenses and $3.7 million increase in selling expenses related to increased business activity and spending on the development of emerging markets.

Provision for Income Taxes

The provision for income taxes for the third quarter of Fiscal 2006 was a benefit of $(76.6) million as compared to an expense of $17.2 million in the third quarter of Fiscal 2005. On a consolidated basis, these income tax provisions represented effective income tax rates for the third quarters of Fiscal 2006 and 2005 of (68.5)% and 36.0%, respectively. A review of the realizability of deferred tax asset allowances was performed as part of the analysis of the third quarter Fiscal 2006 income tax provision and a discreet tax benefit of $111.2 million was recorded relating to certain valuation allowances applicable to our U.S. deferred income tax assets. On a recurring basis, the main drivers of the variance in tax rates both year-to-year and in relation to the U.S. statutory rate of 35% were the increased global profitability year over year, changes in the geographic mix of earnings, differences in local statutory tax rates, and the projected impact of the utilization of certain U.S. state net operating loss carryforwards for which the reversal of the related valuation reserves will not be recognized as part of the income tax provision due to fresh start accounting.

Excluding the impact of the discreet tax benefit, the consolidated effective rate for the third quarter of Fiscal 2006 would have been approximately 30.9%. We believe the use of the effective tax rate less the effect for valuation allowance reversal provides investors with more useful information in which to benchmark against industry peers. The following table reconciles the statutory rate to the effective tax rate.

Three Months Ended
July 29,
2006

Statutory Rate	35.0%
Other items	(4.1%)
30.9%
Valuation allowance reversal	(99.4%)
Effective tax rate	(68.5%)

Cash taxes paid for the third quarter of Fiscal 2006 were $8.7 million, or 7.7% of pre-tax income, compared to $2.0 million, or 4.1% of pre-tax income, in the third quarter of Fiscal 2005. This increase in cash taxes paid was primarily due to increased global profitability year over year.

Nine Months Ended July 29, 2006 Compared to Nine Months Ended July 30, 2005

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Nine Months Ended
	July 29,	July 30,	Dollar	Percent
In thousands	2006	2005	Change	Change

Underground Mining Machinery	$1,028,796	$800,489	$228,307	29%
Surface Mining Equipment	683,603	558,759	124,844	22%
Total	$1,712,399	$1,359,248	$353,151	26%

The increase in net sales for underground mining machinery in the Fiscal 2006 nine months compared with the Fiscal 2005 nine months was the result of a $128.5 million, or 40%, increase in shipments of original equipment combined with a $99.8 million, or 21%, increase in aftermarket products and service. Original equipment sales in the United States and Australia increased by over 50% during the Fiscal 2006 nine months. The increase in the

United States was associated with increased shipments of continuous miners and shuttle cars of $39.8 million, and the shipment of a roof support system in the first nine months of Fiscal 2006 not duplicated in the first nine months of Fiscal 2005. The increase in original equipment sales in Australia was associated with increased shipments of continuous miners and face conveyors of $36.4 million. The increase in aftermarket sales in the Fiscal 2006 nine months compared to the Fiscal 2005 nine months was the result of increased aftermarket sales in all of the underground business units ranging from approximately 16% in the United States to 34% in the emerging markets served out of the United Kingdom. The high utilization levels of equipment is reflected in the increase in aftermarket sales in each of the business locations.

The increase in net sales of surface mining machinery for the Fiscal 2006 nine months compared to the Fiscal 2005 nine months was due to a $46.2 million, or 26%, increase in the shipment of original equipment and a $78.7 million, or 21%, increase in aftermarket net sales. Original equipment sales more than doubled in Australia primarily related to sales of electric mining shovels. Original equipment sales also almost doubled in the United States and grew by 51% in Russia. These increases in sales more than offset the decrease in sales of original equipment in Canada of 68%, and Chile of 11%. The increase in aftermarket sales in the Fiscal 2006 nine months compared to the Fiscal 2005 nine months was primarily the result of increases of 38%, 27%, 25% and 15% for Canada, Australia, Chile and the United States, respectively.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Nine Months Ended
	July 29, 2006		July 30, 2005
	Operating	Percent	Operating	Percent
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Operating income (loss):
Underground Mining Machinery	$216,907	21.1%	$121,469	15.2%
Surface Mining Equipment	116,023	17.0%	81,309	14.6%
Corporate Expense	(22,368)		(24,032)
Total	$310,562	18.1%	$178,746	13.2%

Operating income as a percentage of net sales for underground mining machinery increased from 15.2% in the Fiscal 2005 nine months to 21.1% in the Fiscal 2006 nine months. The improvement in profitability was primarily due to a more profitable mix of original equipment net sales in the United States, Australia and emerging markets served out of the United Kingdom. Operating income was also positively affected by the absence in Fiscal 2006 of approximately $5.0 million of legal expense incurred in the Fiscal 2005 nine months related to two arbitration proceedings which were concluded in the fourth quarter of Fiscal 2005.

Operating income as a percentage of net sales for surface mining equipment increased from 14.6% in the Fiscal 2005 nine months to 17.0% in the Fiscal 2006 nine months. This improvement in profitability was due to higher sales of original equipment and aftermarket parts and service and increased margins on original equipment and aftermarket parts and service. The improvement in profitability was also favorably impacted by a $2.3 million gain on the sale of a facility in Australia, reduced by higher research and development spending of $2.6 million, and reduced by costs associated with the upgrading of our SAP system and our previously announced capacity expansion.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $234.8 million, or 14% of sales, in the Fiscal 2006 nine months, as compared to $217.3 million, or 16% of sales, in the Fiscal 2005 nine months. While a lower percentage of total sales, the 8% increase in product development, selling and administrative expense was primarily attributable to a $8.5 million increase in selling expenses associated with increased sales levels and the development of emerging markets and inflation. The increased product development, selling and administrative expenses were partially offset by a reduction of approximately $5.0 million of legal fees.

Provision for Income Taxes

Income tax expense for the Fiscal 2006 nine months decreased to a benefit of $(9.3) million as compared to an expense of $52.4 million for the Fiscal 2005 nine months. On a consolidated basis, these income tax provisions represented effective income tax rates for the Fiscal 2006 nine months and Fiscal 2005 nine months of (2.9)% and 36.6%, respectively. A review of deferred income tax assets was performed as part of the analysis of the third quarter Fiscal 2006 income tax provision and a discreet tax benefit of $111.2 million was recorded relating to certain valuation allowances applicable to our U.S. deferred income tax assets. Additionally, the second quarter of Fiscal 2006 was also impacted by the reversal of approximately $6.3 million of discreet tax benefits that were recorded relating to certain valuation allowances applicable to our Australian Group. On a recurring basis, the main drivers of the variance in tax rates both year-to-year and in relation to the U.S. statutory rate of 35% were the increased global profitability and mix of earnings year over year, differences in local statutory tax rates, and the projected impact of the utilization of certain U.S. state net operating loss carryforwards for which the reversal of the related valuation allowances will not be recognized as part of the income tax provision due to fresh start accounting.

Excluding the impact of the discreet tax benefits, the consolidated effective rate for the Fiscal 2006 nine months would have been approximately 33.8%. We believe the use of the effective tax rate less the effect for valuation allowance reversal provides investors with more useful information in which to benchmark against industry peers. The following table reconciles the statutory rate to the effective tax rate.

Nine Months Ended
July 29,
2006

Statutory Rate	35.0%
Other items	(1.2%)
33.8%
Valuation allowance reversal	(36.7%)
Effective tax rate	(2.9%)

Cash taxes paid for the Fiscal 2006 nine months were $28.0 million, or 8.7% of pre-tax income, compared to $14.5 million, or 10.1% of pre-tax income, paid for the Fiscal 2005 nine months. This increase in cash taxes paid was primarily due to increased global profitability year over year.

Bookings and Backlog

The bookings trend continued to be mixed for both original equipment and aftermarket products and service. During the third quarter of Fiscal 2006 and year to date, we received $606 million and $1,752 million, respectively, of new orders compared to new order bookings of $536 million and $1,638 million for the Fiscal 2005 third quarter and year to date, respectively. Aftermarket products and service orders continued to trend upward year over year for the quarter and nine month periods by 17% and 19%, respectively, and were reflective of continued higher production levels on the part of our customers. Original equipment orders were up year over year for the quarter by 7% and down year over year for the nine month period by 9%. Original equipment order volatility continues to be the result of the changing United States industry as it moves from expansion of existing mines towards investment in new mine projects.

As a result of the strong level of aftermarket products and service new orders, backlog increased from $1,055 million at the beginning of Fiscal 2006 to $1,095 million at the end of the third quarter of 2006.

Liquidity and Capital Resources

We currently use working capital and cash flow production as two financial measurements to judge the performance of our operations and our ability to meet our financial obligations.

The following table summarizes the major components of our working capital as of July 29, 2006 and October 29, 2005:

	July 29,	October 29,
In millions	2006	2005
Cash and cash equivalents	$102.1	$143.9
Accounts receivable	417.5	351.5
Inventories	623.1	548.2
Other current assets	49.1	73.1
Short-term debt	(0.7)	(1.0)
Accounts payable	(156.6)	(160.6)
Employee compensation and benefits	(61.0)	(91.1)
Advance payments and progress billings	(183.6)	(187.7)
Accrued warranties	(38.9)	(34.2)
Other current liabilities	(104.0)	(124.9)

Working Capital	$647.0	$517.2

Our businesses continue to need working capital investment to maintain our position as the world’s leading manufacturer and servicer of high productivity mining equipment. Our increase in working capital over the Fiscal 2006 nine months relates primarily to our increased sales and increased inventories. Inventory management will remain a focus as we forecast production schedules both for original equipment and repair parts in today’s environment of significant lead times and full production schedules.

Operating Activities

During the Fiscal 2006 nine months cash provided by operations was $146.0 million compared to $82.3 million in the Fiscal 2005 nine months. The increase in cash was primarily a result of an increase in net income of $239.4 million and a lower increase in inventory of $30.7 million as compared to the Fiscal 2005 nine months. These improvements were offset by a decrease in advanced payments collected of $83.4 million related to the timing of orders, $48.4 million in pension contributions affecting Fiscal 2005 and not duplicated in Fiscal 2006, and the non-cash nature of the reversal of post emergence valuation allowances of $111.2 million.

Investing Activities

During the Fiscal 2006 nine months cash used by investing activities was $23.0 million compared to $24.8 million during the Fiscal 2005 nine months. For the Fiscal 2006 nine months, property, plant and equipment additions included approximately $13.7 million primarily due to costs associated with the upgrading of the SAP system and the plant expansion of the Milwaukee facility. Proceeds from the sale of property, plant and equipment included $4.9 million from the sale of facilities in the United States and Australia during the Fiscal 2006 nine months.

Financing Activities

During the Fiscal 2006 nine months cash used by financing activities was $165.5 million compared to $217.8 million used during the Fiscal 2005 nine months. The decrease in cash used by financing activities was due to approximately $224.5 million used to repurchase our 8.75% Senior Subordinated Notes during the Fiscal 2005 nine months compared with $234.1 million used to repurchase treasury stock during the Fiscal 2006 nine months, an additional $16.7 million of dividends paid in the Fiscal 2006 nine months offset by the incremental borrowing of $50.9 million of debt on our line of credit during the Fiscal 2006 nine months and the excess income tax benefit from the exercise of stock options of $20.4 million in the Fiscal 2006 nine months. The adoption of FAS 123(R) caused the reclassification of the excess income tax benefits from the exercise of stock options from an operating activity inflow to a financing activity inflow.

In November 2005, we commenced purchases under our share repurchase program. Under the program, management is authorized to repurchase up to $300 million in shares in the open market or through privately negotiated transactions over the 24-month period ending May 31, 2007. We have repurchased approximately $197.0 million and $234.0 million of common stock, representing 3,822,811 and 4,568,761 shares, under the program for the quarter and Fiscal 2006 nine months, respectively.

In addition to cash flows from operations, we have the ability to access additional financing sources through our unsecured credit facility.

In October 2005, we entered into a $400 million unsecured revolving credit facility (“Credit Agreement”). Outstanding borrowings bear interest based on certain short term borrowing rates equal to LIBOR plus the applicable margin (0.50% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%), at our discretion. At July 29, 2006, there were $76.0 million of outstanding direct borrowings under the Credit Agreement. The Credit Agreement requires the maintenance of certain financial covenants, including leverage, minimum net worth and capital expenditures. On July 29, 2006, we were in compliance with all financial covenants in the Credit Agreement.

During the quarter ended July 29, 2006, our credit rating was upgraded by both Standard and Poor’s and Moody’s. Standard and Poor’s credit rating increased from BB+ to BBB- with an outlook of Stable. Moody’s credit rating increased from Ba1 to Baa3 with a continued outlook of Stable. These higher credit ratings provide us with greater flexibility to access financing on the open market as our business circumstances justify.

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

Financial Condition

As of July 29, 2006, we had $102.1 million in cash and cash equivalents and $241.9 million available for borrowings under the Credit Agreement. Our primary cash requirements include working capital, capital expenditures, dividends and share repurchases. Our projected capital expenditures for Fiscal 2006 are between $45 and $55 million for Fiscal 2006 and in the range of 2% to 2.5% of net sales for Fiscal 2007. For the quarter and nine months ended July 29, 2006, we paid dividends of $13.6 million and $41.1 million, respectively. Based upon our current level of operations, we believe that cash flows from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future cash requirements.

On July 31, 2006, we completed the acquisition of the net assets of the Stamler mining equipment business from the Oldenburg Group, Inc. for approximately $117 million in cash borrowed under our unsecured revolving credit facility. Stamler manufactures products used primarily in underground coal mining applications, including feeder breakers, battery haulers, and continuous haulage systems. The Stamler business is in line with our stated objectives of adding “bolt on” products and services to our existing businesses. We are currently evaluating purchase accounting adjustments related to the net assets purchased along with goodwill and other intangible assets.

Off-Balance Sheet Arrangements

We lease various assets under operating leases. No significant changes to lease commitments have occurred since our fiscal year ended October 29, 2005. We have no other off-balance sheet arrangements, other than those noted in Note 7 to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

See Note 14 in the Condensed Consolidated Financial Statements for discussion on recent accounting pronouncements.

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

We believe our accounting policies for revenue recognition, inventories, intangible assets, accrued warranties, pension and postretirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our annual report on Form 10-K for the year ended October 29, 2005 for a discussion of these policies. There were no material changes to these policies during the nine months ended July 29, 2006 other than the adoption of SFAS 123(R).

Effective October 30, 2005, we adopted SFAS 123(R) using the modified prospective transition method. Prior to the adoption of SFAS 123(R), we accounted for share based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The fair value of certain share based payments is estimated at grant date using the Black Scholes valuation model.

As a result of adopting SFAS 123(R), we recorded a cumulative effect of a change in accounting principle related to the performance share award program. The cumulative effect of a change in accounting principle added $1.6 million (net of taxes of $0.8 million), or $.01 a share, to net income for the nine months ended July 29, 2006. Under APB 25, we recorded share based payment expense related to performance share awards and restricted stock units. For performance share awards, we recorded compensation expense for changes in the market value of the underlying common stock. For restricted stock unit awards, we recorded compensation expense based on the grant date market value of the underlying common stock. As a result of adopting SFAS 123(R), our income from continuing operations before income taxes and net income for the nine months ended July 29, 2006, were $1.1 million and $0.8 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. The impact of adopting SFAS 123(R) did not have a material effect on basic and diluted earnings per share.

The total stock-based compensation expense we recognized for the three months and nine months ended July 29, 2006 was approximately $2.5 million and $6.6 million, respectively. As of July 29, 2006, we have remaining unrecognized expense related to share based payments of $14.1 million, which we expect to recognize over a weighted average period of approximately 2.2 years. We estimate that our share based compensation expense for Fiscal 2006 will be $8.8 million and is dependent on the share based payment programs awarded thus far in Fiscal 2006, the assumptions used in calculating the fair value of the awards using the Black Scholes model and the actual amount of forfeitures as compared to expected forfeitures upon issuance.

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

During the quarter ended April 29, 2006, we upgraded and implemented an SAP enterprise resource planning system in our North American Surface Mining based units. The implementation included an upgrade to the order taking process, and new inquiry to cash, financial control and reporting, human resources and payroll processes. We followed a system development life cycle process that required significant pre-implementation planning, design and testing. We have also conducted extensive post-implementation monitoring and process modifications to ensure the effectiveness of internal control over financial reporting. We are still in the process of testing both the general computer controls and application controls associated with SAP. There have been no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 3 – Legal Proceedings of Part I of our Annual Report on Form 10-K for the year ended October 29, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	We made the following purchases of our common stock, par value $1.00 per share, during the period covered by this report:
				Dollar Value of Shares
			Total Number of Shares	that May Yet Be
			Purchased as Part of	Purchased Under the
	Total Number of	Average Price	Publicly Announced	Plans or Programs
Period	Shares Purchased	Paid per Share	Plans or Programs*	(in millions)*

April 30, 2006 to	1,186,105	$59.19	1,186,105	$188.0
May 29, 2006

May 30, 2006 to	2,049,862	$49.63	2,049,862	$91.0
June 29, 2006

June 30, 2006 to	586,844	$42.57	586,844	$66.0
July 29, 2006

*All purchases were made under the stock repurchase plan announced on May 31, 2005, which authorized the repurchase of $300 million in common stock through May 31, 2007

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

Additional factors that could cause actual results to differ materially from those contemplated include:

Factors affecting our customers’ purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpiles, selling prices and production and consumption rates of coal, copper, iron ore, gold, oil sands and other ores and minerals; the cash flows and capital expenditures of our customers; the cost and availability of financing to our customers and their ability to obtain regulatory approval for investments in mining projects; consolidations among customers; changes in environmental regulations; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles.

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

Factors affecting general business levels, such as: political and economic turmoil in major markets such as the United States, Australia, Brazil, Canada, Chile, China, Europe, India, Indonesia, Peru, Poland, Russia, South Africa and Venezuela; environmental and trade regulations; commodity prices; and the stability and ease of exchange of currencies.

Factors affecting our ability to successfully manage and complete sales we obtain, such as: the successful transition to a new enterprise software system at our surface mining equipment business; the accuracy of our cost and time estimates for major projects and long-term maintenance and repair contracts; the adequacy of our systems to manage major projects and our success in completing projects on time and within budget; our success in recruiting and retaining managers and key employees; wage stability and cooperative labor relations; the timely renegotiation of expiring collective bargaining agreements with our unionized workers; plant capacity and utilization; and whether acquisitions are assimilated and divestitures completed without notable surprises or unexpected difficulties.

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

Item 6.	Exhibits

10.1	Form of Stock Option Agreement entered into as of May 1, 2006 between Joy Global Inc. and Edward L. Doheny II

10.2	Form of Restricted Stock Unit Award Agreement entered into as of
May 1, 2006 between Joy Global Inc. and Edward L. Doheny II

10.3	Form of Performance Share Agreement entered into as of May 1,2006 between Joy Global Inc. and Edward L. Doheny II.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOY GLOBAL INC.
(Registrant)

/s/ Donald C. Roof
Date September 1, 2006	Donald C. Roof
Executive Vice President,
Chief Financial Officer,
and Treasurer

/s/ Michael S Olson
Date September 1, 2006	Michael S. Olson
Vice President and Chief
Accounting Officer