Form 10-K
period 2006-10-28
JOY GLOBAL INC
filed 2006-12-21
CIK 801898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 28, 2006

OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From                  to

Commission File number 1-9299

JOY GLOBAL INC. (Exact Name of Registrant as Specified in Its Charter)

Delaware	39-1566457
(State of Incorporation)	(I.R.S. Employer Identification No.)

100 East Wisconsin Ave, Suite 2780, Milwaukee, Wisconsin	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (414) 319-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $1 Par Value	The Nasdaq Market LLC
Preferred Stock Purchase Rights	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b -2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, as of April 28, 2006 the last business day of our most recently completed second fiscal quarter, based on a closing price of $65.69 per share, was approximately $8.0 billion.

The number of shares outstanding of registrant’s common stock, as of December 13, 2006, was 113,154,724.

Documents incorporated by reference: the information required by Part III, Items 10, 11, 12 13 and 14, is incorporated herein by reference to the proxy statement for the registrant’s 2007 annual meeting of stockholders.

This Page

Intentionally

Left Blank

Joy Global Inc.

INDEX TO

ANNUAL REPORT ON FORM 10-K

For The Year Ended October 28, 2006

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

Our principal businesses involve designing, manufacturing, marketing and servicing large, complex machines. Significant periods of time are necessary to design and build these machines. Large amounts of capital must be devoted by our customers to purchase these machines and to finance the mines that use them. Our success in obtaining and managing a relatively small number of sales opportunities, including our success in securing payment for such sales and meeting the requirements of warranties and guarantees associated with such sales, can affect our financial performance. In addition, many mines are located in undeveloped or developing economies where business conditions are less predictable. Factors that could cause actual results to differ materially include:

Factors affecting our customers’ purchases of new equipment, rebuilds, parts and services such as: production capacity, stockpile levels and production and consumption rates of coal, copper, iron ore, gold, oil sands and other ores and minerals; the cash flows and capital expenditures of our customers; the cost and availability of financing to our customers and their ability to obtain regulatory approval for investments in mining projects; consolidations among customers; changes in environmental regulations; work stoppages at customers or providers of transportation; and the timing, severity and duration of customer buying cycles, particularly for original equipment.

Factors affecting our ability to capture available sales opportunities, including: our customers’ perceptions of the quality and value of our products and services as compared to our competitors’ products and services; our ability to commit to delivery schedules requested or required by our customers; whether we have successful reference installations to display to customers; customers’ perceptions of our financial health and stability as compared to our competitors; our ability to assist customers with competitive financing programs; the availability of steel, castings, forgings, bearings and other materials; and the availability of manufacturing capacity at our factories.

Factors affecting general business levels, such as: political and economic turmoil in major markets such as the United States, Australia, Brazil, Canada, Chile, China, Russia and South Africa; environmental and trade regulations; commodity prices; and the stability and ease of exchange of currencies.

Factors affecting our ability to successfully manage and complete sales we obtain, such as: the successful transition to a new enterprise software system at our surface mining equipment business; the timely renegotiation of expiring collective bargaining agreements with our unionized workers; the accuracy of our cost and time estimates for major projects and long-term maintenance and repair contracts; the adequacy of our systems to manage major projects and our success in completing projects on time and within budget; our success in recruiting, hiring and retaining managers and skilled employees in the areas where we operate; wage stability and cooperative labor relations; plant capacity and utilization; and whether acquisitions are assimilated and divestitures completed without notable surprises or unexpected difficulties.

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

We describe these and other risks and uncertainties in greater detail under Item 1A “Risk Factors” below.

Item 1.  Business

General

Joy Global Inc. (“we” and “us”) is a leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands and other minerals. We operate in two business segments: underground mining machinery (Joy Mining Machinery or “Joy”) and surface mining equipment (P&H Mining Equipment or “P&H”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. Sales of original equipment for the mining industry, as a class of products, accounted for 31%, 37% and 39% of our consolidated sales for Fiscal 2004, Fiscal 2005 and Fiscal 2006, respectively. Aftermarket sales, which includes revenues from maintenance and repair services, mining equipment and electric motor rebuilds, equipment erection services and sales of replacement parts, account for the remainder of our consolidated sales for each of those years. Because these aftermarket sales generally include a combination of various products and services, it would be impracticable to determine whether any other class of products or services could be considered to exceed 10% of our consolidated revenues in any of the past three fiscal years.

We are the direct successor to a business begun over 120 years ago and were known as Harnischfeger Industries, Inc. (the “Predecessor Company”) prior to our emergence from protection under Chapter 11 of the U.S. Bankruptcy Code on July 12, 2001.

Underground Mining Machinery

Joy is the world’s largest producer of high productivity underground mining machinery for the extraction of coal and other bedded materials. It has significant facilities in Australia, South Africa, the United Kingdom, and the United States as well as sales offices and service facilities in China, India, Poland, and Russia. Joy products include: continuous miners; longwall shearers; powered roof supports; armored face conveyors; shuttle cars; flexible conveyor trains; complete longwall mining systems (consisting of powered roof supports, an armored face conveyor and a longwall shearer); and roof bolters. Joy also maintains an extensive network of service and replacement parts distribution centers to rebuild and service equipment and to sell replacement parts in support of its installed base. This network includes six service centers in the United States and eight outside of the United States, all of which are strategically located in major underground mining regions.

During Fiscal 2006, we completed the acquisition of the net assets of the Stamler business. The addition of Stamler provided complementary products such as feeder breakers, continuous haulage systems and battery haulers to the Joy business. Stamler had sales offices and warehouse facilities in many of the same locations as Joy and P&H throughout the world.

Products and Services:

Continuous miners – Electric, self-propelled continuous miners cut material using carbide-tipped bits on a horizontal rotating drum. Once cut, the material is gathered onto an internal conveyor and loaded into a haulage vehicle or continuous haulage system for transportation to the main mine belt.

Longwall shearers – A longwall shearer moves back and forth on an armored face conveyor parallel to the material face. Using carbide-tipped bits on cutting drums at each end, the shearer cuts a meter or more of material on each pass and simultaneously loads the material onto the armored face conveyor for transport to the main mine belt.

Powered roof supports – Roof supports perform a jacking-like function that supports the mine roof during longwall mining. The supports advance with the longwall shearer, resulting in controlled roof falls behind the supports. A longwall face may range up to 400 meters in length.

Armored face conveyors – Armored face conveyors are used in longwall mining to transport material cut by the shearer away from the longwall face.

Shuttle cars – Shuttle cars, a type of haulage vehicle, are electric-powered with umbilical cable, rubber-tired vehicles used to transport material from continuous miners to the main mine belt where self-contained chain conveyors in the shuttle cars unload the material onto the belt. Some models of Joy shuttle cars can carry up to 22 metric tons of coal.

Flexible conveyor trains (FCT) – FCT’s are electric-powered, self-propelled conveyor systems that provide continuous haulage of material from a continuous miner to the main mine belt. The FCT uses a rubber belt similar to a standard fixed conveyor. The FCT’s conveyor belt operates independently from the track chain propulsion system, allowing the FCT to move and convey material simultaneously. Available in lengths of up to 570 feet, the FCT is able to negotiate multiple 90-degree turns in an underground mine infrastructure.

Roof bolters – Roof bolters are roof drills used to bore holes in the mine roof and to insert long metal bolts into the holes to reinforce the mine roof.

Feeder breakers – Feeder breakers are a form of crusher that uses rotating drums with carbide-tipped bits to break down the size of the mined material for loading onto conveyor systems or feeding into processing facilities. Mined material is typically loaded into the Feeder Breaker by a shuttle car or battery hauler in underground applications and by haul trucks in surface applications.

Battery haulers – Battery haulers perform a similar function to shuttle cars. Shuttle cars are powered through cables and battery haulers are powered by portable rechargeable batteries.

Continuous haulage systems – The continuous haulage system provides a similar function as the FCT in that it transports material from the continuous miner to the main mine belts on a continuous basis versus the batch process used by shuttle cars and battery haulers, but it does so with different technology. It is made up of a series of connected bridge structures that utilize chain conveyors that transport the coal from one bridge structure to the next bridge structure and ultimately to the main mine belts.

Joy’s aftermarket infrastructure quickly and efficiently provides customers with high-quality parts, exchange components, repairs, rebuilds, whole machine exchanges and services. Joy’s cost-per-ton programs allow its customers to pay fixed prices for each ton of material mined in order to match equipment costs with revenues, and its component exchange programs minimize production disruptions for repair or scheduled rebuilds. Both programs reduce customer capital requirements and ensure quality aftermarket parts and services for the life of the contract. Joy sells its products and services directly to its customers through a global network of sales and marketing personnel.

The Joy business has demonstrated cyclicality over the years. The primary drivers of the cyclicality are commodity prices (particularly coal prices) and coal production levels. Joy’s business is particularly sensitive to conditions in the coal mining industry, which accounts for substantially all of Joy’s sales. Other drivers of cyclicality include product life cycles, new product introductions, competitive pressures and industry consolidation.

Surface Mining Equipment

P&H is the world’s largest producer of electric mining shovels and a leading producer of rotary blasthole drills and walking draglines for open-pit mining operations. P&H has facilities in Australia, Brazil, Canada, Chile, China, South Africa, and the United States, as well as sales offices in India, Mexico, Peru, Russia, the United Kingdom and Venezuela. P&H products are used in mining copper, coal, iron ore, oil sands, silver, gold, diamonds, phosphate, and other minerals and ores. P&H also provides a wide range of parts and services to mines through its P&H

MinePro Services distribution group. In some markets, electric motor rebuilds and other selected products and services are also provided to the non-mining industrial segment. P&H also sells used electric mining shovels in some markets. In November 2005, P&H sold The Horsburgh & Scott Co., a subsidiary that made industrial gears and mechanical gear drives for a range of industrial markets.

Products and Services:

Electric mining shovels – Mining shovels are primarily used to load copper ore, coal, iron ore, other mineral-bearing materials and overburden into trucks or other conveyances. There are two basic types of mining loaders - electric shovels and hydraulic excavators. Electric mining shovels feature larger buckets, allowing them to load greater volumes of material, while hydraulic excavators are smaller and more maneuverable. The electric mining shovel offers the lowest cost per ton of mineral mined. Its use is determined by the size of the mining operation and the availability of electricity. P&H manufactures only electric mining shovels rather than mechanically driven shovels. Dippers (buckets) can range in size from 12 to 82 cubic yards.

Walking draglines – Draglines are primarily used to remove overburden to uncover coal or mineral deposits and then to replace the overburden as part of reclamation activities. P&H’s draglines weigh from 500 to 7,500 tons, with bucket sizes ranging from 30 to 160 cubic yards.

Blasthole drills – Most surface mines require breakage or blasting of rock, overburden, or ore using explosives. A pattern of holes to contain the explosives is created by a blasthole drill. Drills are usually described in terms of the diameter of the hole they bore. Blasthole drills manufactured by P&H bore holes ranging in size from 8 5/8 to 22 inches in diameter.

P&H MinePro Services provides life cycle management support, including equipment erections, relocations, inspections, service, repairs, rebuilds, upgrades, used equipment, new and used parts, enhancement kits and training. The term “life cycle management” refers to our strategy to maximize the productivity of our equipment over the equipment’s entire operating life cycle through the optimization of the equipment, its operating and maintenance procedures and its upgrade and refurbishment. Each life cycle management program is specifically designed for a particular customer and that customer’s application of our equipment. Under each life cycle management program, we provide aftermarket products and services to support the equipment during its operating life cycle. Under some of the programs, the customer pays us an amount based upon hours of operation or units of production achieved by the equipment. The amount to be paid per unit is determined by the economic model developed on a case-by-case basis, and is set at a rate designed to include both the estimated costs and anticipated profit. Through life cycle management contracts, MinePro guarantees availability levels and reduces customer operating risk.

P&H MinePro Services personnel and MinePro distribution centers are strategically located close to customers in major mining centers around the world, supporting P&H and other brands. P&H sells its products and services directly to its customers through a global network of sales and marketing personnel. The P&H MinePro Services distribution organization also represents other leading providers of equipment and services to the mining industry and associated industries, which we refer to as Alliance Partners. Some of the P&H Alliance Partner relationships include the following companies:

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

P&H’s businesses are subject to cyclical movements in the markets. Sales of original equipment are driven to a large extent by commodity prices. Copper mining, coal mining and iron ore mining combined accounted for over 80% of total P&H sales in recent years. Rising commodity prices typically lead to the expansion of existing mines, opening of new mines or re-opening of less efficient mines. Although the aftermarket segment is much less cyclical, severe reductions in commodity prices can result in the removal of machines from mining production, and thus dampen demand for parts and services. Conversely, significant increases in commodity prices can result in higher use of equipment and generate requirements for more parts and services.

Both of our business segments are subject to moderate seasonality, with the first quarter of the fiscal year generally experiencing lower sales due to a decrease in working days caused by the Thanksgiving and year-end holidays.

Financial Information

Financial information about our business segments and geographic areas of operation is contained in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules.

Employees

As of October 28, 2006, we employed approximately 8,900 people with approximately 4,500 employed in the United States. Unions represent approximately 54% of our U.S. employees under collective bargaining agreements. We believe that we maintain generally good relationships with our employees.

Customers

Joy and P&H sell their products primarily to large global and regional mining companies. No customer or affiliated group of customers accounted for 10% or more of our consolidated sales for Fiscal 2006.

Competitive Conditions

Joy and P&H conduct their domestic and foreign operations under highly competitive market conditions, requiring that their products and services be competitive in price, quality, service and delivery. The customers for these products are generally large mining companies with substantial purchasing power.

Joy’s continuous miners, longwall shearers, powered roof supports, armored face conveyors, continuous haulage systems, feeder breakers and battery haulers compete with similar products made by a number of both established and emerging worldwide manufacturers of such equipment. Joy’s rebuild services compete with a large number of local repair shops. Joy competes with various regional suppliers in the sale of replacement parts for Joy equipment.

P&H’s shovels and draglines compete with similar products and with hydraulic excavators, large rubber-tired front-end loaders and bucket wheel excavators made by several international manufacturers. P&H’s large rotary blasthole drills compete with several worldwide drill manufacturers. A manufacturer’s location is not a significant advantage or disadvantage in this industry, but it is important to have repair and rebuild capability near the customer’s operations. P&H MinePro Services competes with a large number of primarily regional suppliers in the sale of parts.

Both Joy and P&H compete on the basis of providing superior productivity, reliability and service that lower the overall cost of production for their customers. Both Joy and P&H compete with local and regional service providers in the provision of maintenance, rebuild and other services to mining equipment users.

Backlog

Backlog represents unfilled customer orders for our products and services. The customer orders that are included in the backlog represent commitments to purchase specific products or services from us by customers who have satisfied our credit review procedures. The following table provides backlog by business segment as of the fiscal year end. These backlog amounts exclude customer arrangements under long-term equipment life cycle management programs. Such programs extend for up to thirteen years and totaled approximately $507.1 million as of October 28, 2006. Sales already recognized by fiscal year-end under the percentage-of-completion method of accounting are also excluded from the amounts shown.

In thousands	2006	2005	2004

Underground Mining Machinery	$709,115	$661,326	$434,317
Surface Mining Equipment	586,401	393,520	256,734

Total Backlog	$1,295,516	$1,054,846	$691,051

The change in backlog for Underground Mining Machinery from October 29, 2005 to October 28, 2006 reflects the acquisition of Stamler in the 4th quarter of Fiscal 2006 offset by more sales than orders for continuous miners and shuttle cars. The increase in backlog for Surface Mining Equipment over the same period reflects more orders than sales for new machines and parts. Of the $1.3 billion of backlog, approximately $127.9 million is expected to be recognized as revenue beyond the Fiscal 2007 year.

The change in backlog for Underground Mining Machinery from October 30, 2004 to October 29, 2005 reflects more orders than shipments for continuous miners, shuttle cars and shearers. The increase in backlog for Surface Mining Equipment over the same period primarily reflects more orders than sales for new machines and parts partially offset by more sales than orders in service. Of the $1.1 billion of backlog, approximately $77.1 million was expected to be recognized as revenue beyond the Fiscal 2006 year.

Raw Materials

Joy purchases electric motors, gears, hydraulic parts, electronic components, castings, forgings, steel, clutches and other components and raw materials from outside suppliers. Although Joy purchases certain components and raw material from a single source, alternative suppliers are generally available for all such items.

P&H purchases raw and semi-processed steel, castings, forgings, copper and other materials from a number of suppliers. In addition, component parts such as engines, bearings, controls, hydraulic components and a wide variety of mechanical and electrical items are purchased from a group of pre-qualified suppliers.

Consistent with Fiscal 2004 and 2005, worldwide steel prices rose in Fiscal 2006 in response to higher demand caused by continued higher consumption in emerging market countries, such as China. Due to the continued increases in steel prices, steel price increases and surcharges are still being added both directly and indirectly by suppliers of castings, forgings and other products. Although problematic in previous years, we did not experience any issues in being able to obtain steel on a timely basis in Fiscal 2006.

Patents and Licenses

We own numerous patents and trademarks and have patent licenses from others relating to our products and manufacturing methods. Also, we have granted patent and trademark licenses to other manufacturers and receive royalties under most of these licenses. While we do not consider any particular patent or license or group of patents or licenses to be material to either of our business segments, we believe that in the aggregate our patents and licenses are significant in distinguishing many of our product lines from those of our competitors. The remaining duration of our patents and licenses range from less than one year to 20 years and averages approximately fifteen years.

Research and Development

We are strongly committed to pursuing technological development through the engineering of new products and systems, the improvement and enhancement of licensed technology, and related acquisitions of technology. Research and development expenses were $10.4 million, $8.5 million and $6.3 million for Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively, not including application engineering.

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

We believe that we have substantially satisfied these diverse requirements. Because these requirements are complex and, in many areas, rapidly evolving, there can be no guarantee against the possibility of sizeable additional costs for compliance in the future. However, we do not expect that our compliance with environmental laws and regulations will have a material effect on our capital expenditures, earnings or competitive position, and do not expect to make any material capital expenditures for environmental control facilities in Fiscal 2007 or Fiscal 2008.

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

International Operations

For information on the risks faced by our international operations, see Item 1A, Risk Factors.

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

Item 1A.  Risk Factors

Our international operations are subject to many uncertainties, and a significant reduction in international sales of our products could adversely affect us.

In addition to the other risk factors below, our international operations are subject to various political, economic and other uncertainties which could adversely affect our business. A significant reduction of our international business due to any of these risks would adversely affect our sales. In Fiscal 2006, 2005 and 2004, approximately 51%, 55% and 54% of our sales were derived from sales outside the United States. Risks faced by our international operations include:

•	international political and trade issues and tensions;
•	regional or country specific economic downturns, such as the Asian financial crisis that began in 1997;
•	fluctuations in currency exchange rates, particularly the Australian dollar, British pound sterling, Brazilian real, Chilean peso, Canadian dollar and South African rand;
•	increased risk of litigation and other disputes with customers, such as the recently resolved disputes with Sokolovskaya Investment Company and the government of Egypt;
•	unexpected changes in regulatory requirements, such as the possibility of new Black Economic Empowerment requirements in South Africa;
•	higher tax rates and potentially adverse tax consequences including restrictions on repatriating earnings, adverse tax withholding requirements and double taxation;
•	difficulties protecting our intellectual property;
•	longer payment cycles and difficulty in collecting accounts receivable;
•	complications in complying with a variety of foreign laws and regulations;
•	costs and difficulties in integrating, staffing and managing international operations, especially in rapidly growing economies such as China;
•	transportation delays and interruptions;
•

natural disasters and the greater difficulty in recovering from them as compared to the United States in some of the foreign countries in which we operate, especially in countries prone to earthquakes, such as Indonesia, India, China and Chile;

•	uncertainties arising from local business practices and cultural considerations; and
•	customs matters and changes in trade policy or tariff regulations.

If we are unable to successfully manage the risks associated with expanding our global business or to adequately manage operational fluctuations internationally, it could adversely affect our business, financial condition or results of operations.

The cyclical nature of our original equipment manufacturing business could cause fluctuations in our operating results.

Our business, in particular our original equipment manufacturing business, is cyclical in nature. The cyclicality of Joy’s original equipment sales is driven primarily by commodity prices, product life cycles, competitive pressures and other economic factors affecting the mining industry such as company consolidation. P&H’s original equipment sales are subject to cyclical movements based in large part on changes in copper, coal, iron ore, oil and other commodity prices. Falling commodity prices have in the past and may in the future lead to reductions in the production levels of existing mines, a contraction in the number of existing mines and the closure of less efficient mines. Decreased mining activity is likely to lead to a decrease in demand for new mining machinery. We expect that cyclicality will likely cause us to experience further significant fluctuation in our business, results of operations and financial condition in the future.

As a result of this cyclicality, we have previously experienced significant fluctuation in our business, results of operations and financial condition. Since emerging from bankruptcy in 2001, our operating income has ranged from an operating loss of $14.1 million in Fiscal 2002 (which included $53.6 million in fresh start accounting charges) to operating income of $442.4 million in Fiscal 2006, and our net sales have ranged from a low of $1.1 billion for Fiscal 2002 to a high of $2.4 billion for Fiscal 2006.

Our continued success depends on our ability to protect our intellectual property.

Our future success depends in part upon our ability to protect our intellectual property. We rely principally on nondisclosure agreements and other contractual arrangements and trade secret law and, to a lesser extent, trademark and patent law, to protect our intellectual property. However, these measures may be inadequate to protect our intellectual property from infringement by others or prevent misappropriation of our proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do U.S. laws. Our inability to protect our proprietary information and enforce our intellectual property rights through infringement proceedings could adversely affect our business, financial condition or results of operations.

Our manufacturing operations are dependent upon third party suppliers, making us vulnerable to supply shortages and price increases, and we are also limited by our plant capacity constraints.

In the manufacture of our products, we use large amounts of raw materials and processed inputs including steel, engine components, copper and electronic controls. We obtain raw materials and certain manufactured components from third party suppliers. Our ability to grow revenues is constrained by the capacity of our plants, our ability to supplement that capacity with outside sources, and our success in securing critical supplies such as steel and copper. To reduce material costs and inventories, we rely on supplier arrangements with preferred vendors as a source for “just in time” delivery of many raw materials and manufactured components. Because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers, including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies or other natural disasters, may adversely affect our ability to satisfy our customers on a timely basis and thereby affect our financial performance. This risk increases as we continue to change our manufacturing model to more closely align production with customer orders. In addition, recently, market prices of some of the raw materials we use, in particular steel, have increased significantly. If we are not able to pass raw material or component price increases on to our customers, our margins could be adversely affected. In fiscal 2004, 2005 and 2006, we instituted price increases to offset, in part, the impact of higher steel prices. We cannot be certain that we will be able to maintain these price increases. Any of these events could adversely affect our business, financial condition or results of operations.

We operate in a highly competitive environment, which could adversely affect our sales and pricing.

Our domestic and foreign manufacturing and service operations are subject to significant competitive pressures. Many of our customers are large global mining companies that have substantial bargaining power and require our equipment to meet high standards of availability, productivity and cost effectiveness. In addition, some of our sales require us to participate in competitive tenders where we must compete on the basis of various factors, including performance guarantees and price. We compete directly and indirectly with other manufacturers of surface and underground mining equipment and with manufacturers of parts and components for such products. Some of our competitors are larger and may have greater access to financial resources.

Demand for our products may be adversely impacted by regulations affecting the mining industry or electric utilities.

Our principal customers are surface and underground mining companies. Many of these customers supply coal as a power generating source for the production of electricity in the United States and other countries. The operations of these mining companies are geographically diverse and are subject to or impacted by a wide array of regulations in the jurisdictions where they operate, including those directly impacting mining activities and those indirectly affecting their businesses, such as applicable environmental laws and an array of regulations governing the operation of electric utilities. As a result of changes in regulations and laws relating to the operation of mines, our customers’ mining operations could be disrupted or curtailed by governmental authorities. The high cost of compliance with mining and environmental regulations may also induce customers to discontinue or limit their mining operations, and may discourage companies from developing new mines. Additionally, government regulation of electric utilities may adversely impact the demand for coal to the extent that such regulations cause electric utilities to select alternative energy sources and technologies as a source of electric power. As a result of these factors, demand for our mining equipment could be substantially affected by regulations adversely impacting the mining industry or altering the consumption patterns of electric utilities.

Labor disputes and increasing labor costs could adversely affect us.

Many of our principal domestic and foreign operating subsidiaries are parties to collective bargaining agreements with their employees. We cannot assure you that any disputes, work stoppages or strikes will not arise in the future. In addition, when existing collective bargaining agreements expire, we cannot assure you that we will be able to reach new agreements with our employees. Such new agreements may be on substantially different terms and may result in increased direct and indirect labor costs. Future disputes with our employees could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by our failure to develop new technologies.

The mining industry is a capital-intensive business, with extensive planning and development necessary to open a new mine. The success of our customers’ mining projects is largely dependent on the efficiency with which the mine operates. If we are unable to provide continued technological improvements in our equipment that meets our customers’ expectations, or the industry’s expectations, on mine productivity, the demand for our mining equipment could be substantially affected.

We are largely dependent on the continued demand for coal.

Over two-thirds of our revenues come from our coal-mining customers. Many of these customers supply coal as fuel for the production of electricity in the United States and other countries. The pursuit of the most cost effective form of electricity generation continues to take place throughout the world. If a more economical form of electricity generation is discovered or developed or if a current alternative source of energy such as nuclear power becomes more widely accepted or cost effective, the demand for our mining equipment could be adversely affected.

We are subject to litigation risk, which could adversely affect us.

We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including asbestos related and silicosis liability), employment and commercial matters. In addition, we and our subsidiaries become involved from time to time in proceedings relating to environmental matters. Also, as a normal part of their operations, our subsidiaries may undertake contractual obligations, warranties and guarantees in connection with the sale of products or services. Some of these claims and obligations involve significant potential liability.

Product liability claims could adversely affect us.

The sale of mining equipment entails an inherent risk of product liability and other claims. Although we maintain product liability insurance covering certain types of claims, our policies are subject to substantial deductibles. We cannot assure you that the coverage limits of our insurance policies will be adequate or that our policies will cover any particular loss. Insurance can be expensive, and we may not always be able to purchase insurance on commercially acceptable terms, if at all. Claims brought against us that are not covered by insurance or that result in recoveries in excess of insurance coverage could adversely affect our business, financial condition or results of operations.

If we are unable to retain qualified employees, our growth may be hindered.

Our ability to provide high quality products and services depends in part on our ability to retain our skilled personnel in the areas of senior management, product engineering, servicing and sales. Competition for such personnel is intense and our competitors can be expected to attempt to hire our skilled employees from time to time. In particular, our results of operations could be adversely affected if we are unable to retain the customer relationships and technical expertise provided by our management team and our professional personnel.

We rely on significant customers.

We are dependent on maintaining significant customers by delivering reliable, high performance mining equipment and other products on a timely basis. We do not consider ourselves to be dependent upon any single customer; however, our top ten customers collectively accounted for approximately 30% of our sales for the 2006 fiscal year. Our sales have become more concentrated in recent years as consolidation has occurred in the mining industry. The consolidation and divestitures in the mining industry may result in different equipment preferences among current and former significant customers. The loss of one or more of our significant customers could, at least on a short term basis, have an adverse effect on our business, financial condition or results of operations.

We may acquire other businesses or engage in other transactions, which may adversely affect our operating results, financial condition and existing business.

From time to time, we explore transaction opportunities which may complement our core business. These transaction opportunities may come in the form of an acquisition, joint venture, start up or other structure. Any such transaction may entail any number of risk factors including (without limitation) general business risk, integration risk, technology risk and market acceptance risk. Additionally, any such transaction may require utilization of debt, equity or other capital resources and our management’s time and attention, and may not create value for us or our stockholders.

We require cash to service our indebtedness, which reduces the cash available to finance our business.

Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Some of these factors are beyond our control. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancings or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our debt instruments.

Our unsecured revolving credit agreement contains certain financial tests. If we do not satisfy such tests, our lenders could declare a default under our debt instruments, and our indebtedness could be declared immediately due and payable. Our ability to comply with the provisions of our unsecured revolving credit agreement may be affected by changes in economic or business conditions beyond our control.

Our unsecured revolving credit agreement contains covenants that limit our ability to incur indebtedness, acquire other businesses and imposes various other restrictions. These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. We cannot assure you that we will be able to comply with the foregoing financial ratios or covenants or, if we fail to do so, that we will be able to obtain waivers from our lenders.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of October 28, 2006 the following principal properties of our operations were owned, except as indicated. Our worldwide corporate headquarters are currently housed in 10,000 square feet of leased space in Milwaukee, Wisconsin. All of these properties are generally suitable for the operations currently conducted at them.

Underground Mining Machinery Locations

	Location		Floor Space (Sq. Ft.)	Land Area (Acres)	Principal Operations

	Franklin, Pennsylvania		739,000	58	Component and parts production.

	Warrendale, Pennsylvania		71,250	13	Administration and warehouse.

	Reno, Pennsylvania		121,400	22	Chain manufacturing.

	Brookpark, Ohio		85,000	4	Gear manufacturing.

	Solon, Ohio		101,200	11	Machining manufacturing.

	Millersburg, Kentucky	(4)	115,000	14	Administration, manufacturing and warehouse.

*	Bluefield, Virginia		102,160	15	Component repair and complete machine rebuilds.
*	Duffield, Virginia		100,350	11	Component repair and complete machine rebuilds.
*	Homer City, Pennsylvania		89,920	10	Component repair and complete machine rebuilds.
*	Wellington, Utah		76,250	60	Component repair and complete machine rebuilds.
	Lebanon, Kentucky		88,250	13	Component repair and complete machine rebuilds.

	Mt. Vernon, Illinois	(6)	6,407		Sales office

*	McCourt Road, Australia		101,450	33	Original equipment, component repairs and complete machine rebuilds.
	Parkhurst, Australia		48,570	15	Component repair and complete machine rebuilds
	Wollongong, Australia	(1)	27,000	4	Component repair and complete machine rebuilds

*	Steeledale, South Africa		250,381	13	Original equipment, component repairs and complete machine rebuilds.
*	Wadeville, South Africa		212,245	29	Original equipment, component repairs and complete machine rebuilds.

	Germistown, South Africa	(2)	32,300	1	Sales office, service and manufacturing.

	Secunda, South Africa	(3)	2,002	1	Sales office

	Pinxton, England		76,000	10	Component repair and complete machine rebuilds.

	Wigan, England	(5)	60,000	3	Engineering and administration.

*	Worcester, England		178,000	14	Original equipment and component repairs.

	Baotou, China	(1)	20,550	3	Component repair.
	Tianjin, China	(1)	3,513	1	Sales office.

*	Mikolow, Poland	(7)	42,266	3	Component repair and complete machine rebuilds.

	Kuzbass, Russia		15,750	3	Component repair and rebuild facility.

Surface Mining Equipment Locations

	Location		Floor Space (Sq. Ft.)	Land Area (Acres)	Principal Operations

	Milwaukee, Wisconsin		684,000	46	Electric mining shovels, walking draglines and blasthole drills.

*	Milwaukee, Wisconsin		180,000	13	Electrical products.

*	Gillette,Wyoming		60,000	6	Rebuild service center.
	Evansville, Wyoming		25,000	6	Rebuild service center.
*	Mesa, Arizona		40,000	5	Rebuild service center.
*	Elko, Nevada		30,000	5	Rebuild service center.
	Kilgore, Texas		12,400	4	Rebuild service center.

	Calgary, Canada	(5)	6,000	1	Climate control system manufacturing.
*	Edmonton, Canada	(2)	32,581	4	Rebuild service center

*	Bassendean, Australia		72,500	5	Components and parts for mining machinery.
*	Mackay, Australia		36,425	3	Components and parts for mining machinery.

*	Hemmant, Australia		23,724	2	Motor rebuild service center.
*	Rockdale, Australia		23,724	2	Motor rebuild service center.

*	Belo Horizonte, Brazil		37,700	1	Components and parts for mining shovels.

*	Santiago, Chile		6,800	1	Rebuild service center.
*	Antofagasta, Chile		21,000	1	Rebuild service center.

	Kolkata, India		3,100	1	Sales office

(1) Under a month to month lease.

(2) Under a lease expiring in 2007.

(3) Under a lease expiring in 2008.

(4) Under a lease expiring in 2009.

(5) Under a lease expiring in 2010.

(6) Under a lease expiring in 2011.

(7) Under a lease expiring in 2018.

* Property includes a warehouse.

Joy also operates warehouses in Meadowlands, Pennsylvania, Green River, Wyoming; Pineville, West Virginia; Brookwood, Alabama; Carlsbad, New Mexico; Price, Utah; Norton, Virginia; Lovely and Henderson, Kentucky; Nashville, Illinois; Emerald, Moss Vale, Thornton and Lithgow, Australia; Siberia, Russia; and Chirimiri, India. All warehouses are owned except for the warehouses in Price, Utah; Lovely and Henderson, Kentucky; Nashville, Illinois; Moss Vale and Thornton, Australia; and Siberia, Russia, which are leased.

P&H also operates warehouses in Cleveland, Ohio; Hibbing and Virginia, Minnesota; Charleston, West Virginia; Negaunee, Michigan; Gilbert, Arizona; Hinton, Sparwood, Labrador City, Fort McMurray and Sept. Iles, Canada; Iquique and Calama, Chile; Johannesburg, South Africa; and Puerto Ordaz, Venezuela. The warehouses in Hibbing, Fort McMurray, Johannesburg, and Calama are owned; the others are leased. In addition, P&H leases sales offices throughout the United States and in principal surface mining locations in other countries.

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

No matters were submitted to a vote of security holders during the fourth quarter of Fiscal 2006.

Executive Officers of the Registrant

The following table shows certain information for each of our executive officers, including position with the corporation and business experience. Our executive officers are elected each year at the organizational meeting of our Board of Directors, which follows the annual meeting of shareholders, and at other meetings as appropriate.

Name	Age	Current Office and Principal Occupation	Years as Officer
John Nils Hanson	64	Chairman, President and Chief Executive Officer since 2000. He has been an officer of the registrant since 1995 and director since 1996.	11

Michael W. Sutherlin	60	Executive Vice President of Joy Global Inc. since 2003 and Chief Executive Officer of Joy Mining Machinery since 2006. President and Chief Operating Officer of Joy Mining Machinery from 2003 to 2006. President and Chief Operating Officer of Varco International, Inc. from 1999 to 2002 and Vice President of European Businesses and Senior Executive for Europe, Africa and Asia from 1995 to 1999.	4

Donald C. Roof	54	Executive Vice President, Chief Financial Officer and Treasurer since 2001. President and Chief Executive Officer of Heafner Tire Group, Inc. from 1999 to 2001 and Senior Vice President and Chief Financial Officer from 1997 to 1999.	6

Dennis R. Winkleman	56	Executive Vice President Human Resources since 2000. Mr. Winkleman held similar positions with Midwest Generation LLC in 2000 and Beloit Corporation from 1997 to 2000.	6

Mark E. Readinger	53	Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of P&H Mining Equipment since 2002. President and Chief Executive Officer of Armillaire Technologies from 2001 to 2002. President and Chief Operating Officer of Beloit Corporation from 1998 to 2001. President and Chief Operating Officer of Joy Mining Machinery from 1996 to 1998.	4

Edward L. Doheny II	45	Executive Vice President of Joy Global Inc., and President and Chief Operating Officer of Joy Mining Machinery since 2006. Prior to joining Joy Global, Mr. Doheny had been with Ingersoll-Rand Corporation, where he held a variety of senior executive positions, most recently as President of Industrial Technologies.	1

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “JOYG.” As of October 28, 2006, there were approximately 25,000 shareholders of record. The following table sets forth the high and low sales prices and dividend payments for our common stock during the periods indicated.

	Price per Share		Dividends
	High	Low	Per Share
Fiscal 2006
First Quarter	$50.90	$29.69	$0.1125
Second Quarter	$72.23	$48.05	$0.1125
Third Quarter	$71.90	$35.07	$0.1125
Fourth Quarter	$47.04	$31.32	$0.1125

Fiscal 2005
First Quarter	$19.57	$14.56	$0.050
Second Quarter	$25.89	$18.41	$0.075
Third Quarter	$27.31	$22.15	$0.075
Fourth Quarter	$34.16	$26.51	$0.075

Fiscal 2004
First Quarter	$12.54	$8.32	$0.0222
Second Quarter	$13.56	$11.00	$0.0333
Third Quarter	$13.76	$10.43	$0.0333
Fourth Quarter	$16.12	$11.97	$0.0333

We made the following purchases of our common stock, par value $1.00 per share, during the fourth quarter of the fiscal year covered by this report:

				Maximum Approximate
				Dollar Value of Shares
			Total Number of Shares	That May Yet Be
			Purchased as Part of	Purchased Under the
	Total Number of	Average Price	Publicly Announced	Plans or Programs
Period	Shares Purchased	Paid per Share	Plans or Programs*	(in millions)*

July 30, 2006 to	442,960	$37.17	442,960	$49.4
August 29, 2006

August 30, 2006 to	157,244	$36.80	157,244	$743.6
September 29, 2006

September 30, 2006 to	977,787	$40.04	977,787	$704.5
October 28, 2006

*All purchases were made under the stock repurchase plan announced on May 31, 2005, which originally authorized the repurchase of $300 million in common stock. On September 12, 2006, the stock repurchase plan was increased to a level of $1 billion and extended until the end of calendar 2008.

Item 6.  Selected Financial Data

The following table sets forth certain selected historical financial data on a consolidated basis. The selected consolidated financial data was derived from our Consolidated Financial Statements. During the first quarter of Fiscal 2002, we amended our bylaws to adopt a 52- or 53-week fiscal year and changed our fiscal year-end date from October 31 to the Saturday nearest October 31. Each of our fiscal quarters consists of 13 weeks, except for any fiscal years consisting of 53 weeks that will add one week to the first quarter. This change did not have a material effect on our revenue or results of operations for Fiscal 2002. On December 18, 2006 we further amended our bylaws so that starting in Fiscal 2007, our fiscal year-end date will be the last Friday in October. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements appearing in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules.

RESULTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	October 28,	October 29,	October 30,	November 1,	November 2,
In thousands except per share amounts	2006	2005	2004	2003	2002

Net sales	$2,401,710	$1,927,474	$1,399,357	$1,185,701	$1,126,349
Operating income (loss)	442,397	266,690	107,846	48,033	(14,054)

Income (loss) from continuing operations	$414,856	$146,921	$55,456	$18,769	$(27,432)
Income (loss) from discontinued operations	-	1,128	(134)	(253)	(585)
Cumulative effect of changes in accounting principle	1,565	-	-	-	-
Net income (loss)	$416,421	$148,049	$55,322	$18,516	$(28,017)

Basic Earnings (Loss) Per Share
Income (loss) from continuing operations	$3.41	$1.21	$0.47	$0.17	$(0.24)
Income (loss) from discontinued operations	-	0.01	-	(0.01)	(0.01)
Cumulative effect of changes in accounting principle	0.01	-	-	-	-
Net income (loss) per common share	$3.42	$1.22	$0.47	$0.16	$(0.25)

Diluted Earnings (Loss) Per Share
Income (loss) from continuing operations	$3.37	$1.19	$0.46	$0.16	$(0.24)
Income (loss) from discontinued operations	-	0.01	-	-	(0.01)
Cumulative effect of changes in accounting principle	0.01	-	-	-	-
Net income (loss) per common share	$3.38	$1.20	$0.46	$0.16	$(0.25)

Dividends Per Common Share	$0.45	$0.275	$0.122	$-	$-

Working capital	$627,894	$517,170	$560,200	$450,861	$382,702
Total Assets	1,954,005	1,648,528	1,440,359	1,286,729	1,257,339
Total Long-Term Obligations	98,519	2,667	203,682	204,302	216,252

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods. Dollar amounts are in thousands, except share and per-share data and as indicated.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Joy Global Inc. and its subsidiaries for Fiscal 2006, Fiscal 2005, and Fiscal 2004. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview

We are the direct successor to businesses that have been manufacturing mining equipment for over 120 years. We operate in two business segments: Underground Mining Machinery, comprised of our Joy Mining Machinery business ("Joy''), and Surface Mining Equipment, comprised of our P&H Mining Equipment business ("P&H''). Joy is the world's largest producer of high productivity electric-powered underground mining equipment used primarily for the extraction of coal. P&H is the world's largest producer of high productivity electric mining shovels and a leading producer of walking draglines and large rotary blasthole drills, used primarily for surface mining copper, coal, iron ore, oil sands and other minerals.

In addition to selling new equipment, we provide parts, components, repairs, rebuilds, diagnostic analysis, fabrication, training and other aftermarket services for our installed base of machines. In the case of Surface Mining Equipment, we also provide aftermarket services for equipment manufactured by other companies, including manufacturers with which we have ongoing relationships and which we refer to as "Alliance Partners.'' We emphasize our aftermarket products and services as an integral part of lowering our customers' cost per unit of production and are focused on continuing to grow this part of our business.

Demand for new equipment is cyclical in nature, being driven by commodity prices and other factors. Original equipment sales have ranged from $316.4 million in Fiscal 2001 to $937.8 million in Fiscal 2006. Our aftermarket business has shown more consistent growth since Fiscal 2001 with sales ranging from $799.8 million in 2001 to $1.5 billion in Fiscal 2006. Aftermarket represented about 61% of our 2006 revenues. Along with record revenues in Fiscal 2006, our backlog has also continued to grow. Our backlog of $1.1 billion as of October 29, 2005 increased to $1.3 billion as of October 28, 2006. The continued strength of commodity markets, including copper, iron ore, oil and international coal, support our belief in sustained demand for original equipment and aftermarket services.

Sustained demand for our equipment and aftermarket services globally has led to further expansion plans in Fiscal 2006. During Fiscal 2006, the surface mining business made additional investments in the Milwaukee facility that will increase shovel capacity by 40%. The underground mining business is making a significant investment in China, with an expansion of a current service center in Baotou and the construction of a manufacturing facility in Tianjin. In Fiscal 2006 we also completed the acquisition of the Stamler business. The Stamler acquisition is in-line with our acquisition strategy of adding mining-related products and services that integrate into our existing businesses.

Fiscal 2006 results continue to show the strength of this current cycle. Although the long-term outlook from coal in the United States is favorable, there currently is a temporary softness due to weather-related demand and we have experienced a decline in orders for U.S. underground mining equipment. Market conditions remain strong across other commodity markets including international underground coal.

Approximately 85% of our sales in Fiscal 2006 were recorded at the time of shipment of the product or delivery of the service. The remaining 15% of sales was recorded using percentage of completion accounting, a practice we follow in recognizing revenue on the sale of long lead-time equipment such as electric mining shovels, walking draglines and roof supports. Under percentage of completion accounting, revenue is recognized on firm orders from customers as the product is manufactured based on the ratio of actual costs incurred to estimated total costs to be incurred. We generally receive progress payments on long lead-time equipment.

Our gross profit margin in Fiscal 2006 increased to 31.4% from 29.2% in Fiscal 2005 due to the continued strength of commodity markets, a better mix of original equipment and disciplined cost control. The major components of our cost of sales are manufacturing overhead, labor and raw materials such as steel. In recent years, we have been adversely affected by increases in the cost of raw materials, especially steel. In Fiscal 2006, steel surcharges have continued to be added both directly and indirectly from our suppliers.

Results of Operations

2006 Compared with 2005

Sales

The following table sets forth Fiscal 2006 and Fiscal 2005 net sales as derived from our Consolidated Statement of Income:

	Fiscal	Fiscal	$	%
In thousands	2006	2005	Change	Change

Net Sales
Underground Mining Machinery	$1,424,803	$1,132,334	$292,469	25.8%
Surface Mining Equipment	976,907	795,140	181,767	22.9%
Total	$2,401,710	$1,927,474	$474,236	24.6%

Total net sales for Fiscal 2006 increased by $474.2 million, or 24.6%, over Fiscal 2005 net sales. Net sales in the United States increased by $300.8 million, or 34.6%, and international net sales rose by $173.4 million, or 16.4%. Reflecting the continued overall strength of commodities, original equipment revenues increased by approximately 30.8% to $937.8 million in Fiscal 2006, accounting for 39.0% of total revenues for the year. Aftermarket sales, which include sales of parts and services, increased approximately 20.9% to $1.5 billion for Fiscal 2006.

The increase in net sales for Underground Mining Machinery in Fiscal 2006 compared to Fiscal 2005 was the result of a $151.5 million increase in shipments of original equipment combined with a $141.0 million increase in aftermarket products and service. With the exception of roof supports sales, which were flat with Fiscal 2005, increases in original equipment sales were reported across all original equipment product lines. The United States represented $117.4 million of the increase in original equipment sales. Increases in aftermarket net sales were reported in all of our markets. Aftermarket sales increases ranging from approximately 12% in the United States to approximately 34% in emerging markets served out of the United Kingdom reflected the high level of coal mining activity on a global basis and more specifically, from our international markets.

The increase in net sales for Surface Mining Equipment in Fiscal 2006 compared to Fiscal 2005 was the result of a $69.5 million increase in original equipment combined with a $112.2 million increase in aftermarket parts and service. Increases in original equipment sales were reported in the United States, Australia, Chile, Venezuela, South Africa and China offset by decreased equipment sales in Canada and Mexico. Almost two-thirds of the original equipment increase related to electric mining shovels. Increases in aftermarket sales were reported for all of our significant markets. Aftermarket sales increases ranging from approximately 19% in South Africa to approximately 50% in Canada reflected the high level of copper, coal mining, and iron ore mining activity on a global basis and the high level of oil sands mining activity in Canada.

Operating Income

The following table sets forth Fiscal 2006 and Fiscal 2005 operating income as derived from our Consolidated Statement of Income:

	Fiscal 2006		Fiscal 2005
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Operating income (loss):
Underground Mining Machinery	$307,404	21.6%	$187,288	16.5%
Surface Mining Equipment	165,125	16.9%	114,375	14.4%
Corporate Expense	(30,132)		(34,973)
Total	$442,397	18.4%	$266,690	13.8%

Operating income as a percentage of net sales for Underground Mining Machinery increased from 16.5% in Fiscal 2005 to 21.6% in Fiscal 2006. A more profitable mix of original equipment sales accounted for 2.3 percentage points of the change. Product development, selling and administrative expenses were up approximately $11.7 million in Fiscal 2006, but were down 2.3 percentage points in comparison to net sales year over year.

Operating income as a percentage of net sales for Surface Mining Equipment increased from 14.4% in Fiscal 2005 to 16.9% in Fiscal 2006. A more profitable mix of original equipment and aftermarket sales contributed to 2.1 percentage points of the increase. Product development, selling and administrative expenses were up approximately $17.1 million in Fiscal 2006, but were down 0.4 percentage points in comparison to net sales year over year.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense for Fiscal 2006 was $321.8 million as compared to $297.9 million for Fiscal 2005. The increase in product development, selling and administrative expense was due primarily to a $11.3 million increase in pension expense and $12.1 million increase in selling expenses related to increased business activity and general inflation, offset by $11.2 million decrease in legal expense associated with an arbitration award and associated legal fees incurred in Fiscal 2005.

Interest Expense

Interest expense for Fiscal 2006 decreased to $5.7 million as compared to $15.2 million for Fiscal 2005. This decrease was principally due to our repurchase of substantially all of our 8.75% Senior Subordinated Notes in June 2005 offset by direct borrowings during the second half of Fiscal 2006 under our revolving credit agreement. The direct borrowings under our revolving credit agreement were used to finance our common stock repurchase program and our fourth quarter acquisition of the Stamler business. Cash interest paid in Fiscal 2006 and Fiscal 2005 was $4.7 million and $16.5 million, respectively.

Provision for Income Taxes

Our consolidated effective income tax rates from continuing operations for Fiscal 2006 and Fiscal 2005 were 7.9% and 35.4%, respectively. Consolidated income tax expense from continuing operations decreased to $35.5 million in Fiscal 2006 as compared to $80.5 million in Fiscal 2005. The main drivers of the variance in effective tax rates and income tax expense were the reversal of certain U.S. and Australian valuation reserves, Subpart F earnings, U.S. State income taxes, increased global profitability and mix of earnings year over year and differences in local statutory tax rates.

A review of income tax valuation reserves was performed as part of the analysis of the Fiscal 2006 income tax provision and a tax benefit of $110.4 million was recorded relating to the reversal of certain valuation reserves, principally of $95.6 million applicable to U.S. deferred income tax assets and $12.5 million related to certain valuation reserves applicable to our Australian consolidated tax group.

2005 Compared with 2004

Sales

The following table sets forth Fiscal 2005 and Fiscal 2004 net sales as derived from our Consolidated Statement of Income:

	Fiscal	Fiscal	$	%
In thousands	2005	2004	Change	Change

Net Sales
Underground Mining Machinery	$1,132,334	$820,121	$312,213	38.1%
Surface Mining Equipment	795,140	579,236	215,904	37.3%
Total	$1,927,474	$1,399,357	$528,117	37.7%

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

The increase in net sales for Surface Mining Equipment in Fiscal 2005 compared to Fiscal 2004 was the result of a $90.7 million increase in original equipment combined with a $125.2 million increase in aftermarket parts and service. Increases in original equipment sales were reported in Canada, Mexico, Russia, Australia, Venezuela and Chile. Approximately 40% of the original equipment sales increase was due to shipments of electric mining shovels to Canada and approximately 20% was due primarily to shipments of electric mining shovels to Russia, with the remainder attributable to the other markets. Increases in aftermarket sales were reported for nearly all of our markets. Approximately 73% of the aftermarket sales increase was due to the higher repair parts sales, with the remaining increase due to higher aftermarket service sales. The strong level of both original equipment and aftermarket sales in Fiscal 2005 reflects the continued high level of activity in the mining of copper, coal, iron ore, oil sands and gold.

Operating Income

The following table sets forth Fiscal 2005 and Fiscal 2004 operating income as derived from our Consolidated Statement of Income:

	Fiscal 2005		Fiscal 2004
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Operating income (loss):
Underground Mining Machinery	$187,288	16.5%	$91,376	11.1%
Surface Mining Equipment	114,375	14.4%	53,354	9.2%
Corporate Expense	(34,973)		(36,884)
Total	$266,690	13.8%	$107,846	7.7%

Operating income as a percentage of net sales for Underground Mining Machinery increased from 11.1% in Fiscal 2004 to 16.5% in Fiscal 2005. The higher volume of sales favorably impacted operating income in Fiscal 2005. Increased production activity allowed for higher levels of manufacturing overhead absorption that exceeded the increase in the variable overhead spending in the United States, United Kingdom and Australia. Product development and selling expenses were essentially flat year over year, and were down significantly as a percent of revenues. These favorable impacts were partially offset by $10.5 million in administrative expenses primarily related to an increase in legal expense associated with an arbitration award and associated legal fees and compensation expense related to performance-based incentives.

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

Net reorganization items for Fiscal 2006, Fiscal 2005 and Fiscal 2004 consisted of the following:

	Fiscal	Fiscal	Fiscal
In thousands - (income) expense	2006	2005	2004

Professional fees reimbursement	$-	$(1,500)	$-
Legal reserve reversal	-	(1,422)	-
Beloit U.K. claim settlement	(7,042)	(1,092)	(1,774)
Professional fees directly related to the reorganization	220	826	1,165
Distribution from the Beloit Liquidating Trust	-	-	(2,856)
Beloit Liquidating Trust settlement	-	-	(2,336)
Other - net	-	378	(1,041)
Net reorganization income	$(6,822)	$(2,810)	$(6,842)

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

Similar to the treatment of pre-emergence deferred tax valuation reserves, amounts reserved pre-emergence relating to future income tax contingencies also require special treatment under fresh start accounting. Reversals of tax contingency reserves that are no longer required due to the resolution of the underlying tax issue and were recorded at the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter are reported as an adjustment to income tax expense. Consistent with prior years, we have reviewed the amounts so reserved and adjusted the balances to the amounts deemed appropriate with the corresponding adjustment reported as an income tax benefit.

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

Liquidity and Capital Resources

Working capital and cash flow are two financial measurements that provide an indication of our ability to meet our financial obligations. We currently use a combination of cash generated by operations and borrowings on our line of credit to fund continuing operations.

The following table summarizes the major elements of our working capital at the end of Fiscal 2006 and Fiscal 2005:

	October 28,	October 29,
In millions	2006	2005
Cash and cash equivalents	$101.3	$143.9
Accounts receivable	431.4	351.5
Inventories	639.9	548.2
Other current assets	55.3	73.1
Short-term debt	(5.2)	(1.0)
Accounts payable	(200.1)	(160.6)
Employee compensation and benefits	(77.4)	(91.1)
Advance payments and progress billings	(186.6)	(187.7)
Accrued warranties	(38.9)	(34.2)
Other current liabilities	(91.8)	(124.9)

Working Capital	$627.9	$517.2

Our businesses are working capital intensive and require funding for purchases of production and replacement parts inventories. The primary drivers of our working capital increase are inventory and accounts receivable, which was due to the continued strong growth of both our businesses.

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

In response to continued worldwide demand for mining equipment, we have committed to make investments in both our surface and underground mining operations. The surface mining business has committed to a $16.6 million investment in Milwaukee. The additional investment is expected to increase shovel capacity production by 40%. The underground mining business is focusing its growth in China and Poland. The Baotou facility which already functions as a service center for the underground business, is expanding by approximately 30,000 square feet, to provide expanded repair and rebuild capacity. The Tianjin facility, with a planned current investment of approximately $3.0 million, will carry out manufacturing for both original equipment and spare parts for use worldwide and is expected to be completed by early Fiscal 2007. The facility in Poland will be a combined service center and manufacturing facility with a planned opening date in late Fiscal 2007.

Cash provided by operations for Fiscal 2006 was $330.4 million as compared to $201.3 million provided by operations for Fiscal 2005. The increase in our cash provided by operating activities was primarily attributable to the increase in net income and the decrease in contributions to our pension plans partially offset by the excess income tax benefit from the exercise of stock options. The adoption of SFAS 123(R) caused a reclassification of the excess income tax benefits from the exercise of stock options from an operating activity inflow to a financing activity inflow.

Cash used by investment activities for Fiscal 2006 was $154.8 million as compared to $35.7 million used by investment activities for Fiscal 2005. The primary driver of the increase in the use of cash by investing activities was the acquisition of the Stamler business during the fourth quarter of 2006. The increase in capital expenditures in Fiscal 2006 as compared to Fiscal 2005 of $10.3 million was primarily due to our expansion efforts globally. For Fiscal 2007, we anticipate capital expenditures between $60 million and $65 million, primarily for the upgrade of existing facilities, completion of SAP implementation, and other projects.

On July 31, 2006, we completed the acquisition of the net assets of the Stamler mining equipment business from the Oldenburg Group, Inc. for approximately $117 million in cash. Stamler manufactures products used primarily in underground coal mining applications, including feeder breakers, battery haulers, and continuous haulage systems. The Stamler business is in line with our previously stated objective of adding “bolt on” products and services to our existing businesses.

Cash used by financing activities for Fiscal 2006 was $214.4 million as compared to $250.8 million used by financing activities for Fiscal 2005. The cash used by financing activities for Fiscal 2006 primarily consisted of the purchase of treasury stock of $295.5 million offset by the net borrowings under our revolving credit facility. The cash used by financing activities in Fiscal 2005 primarily resulted from the repurchase of approximately $200 million of our 8.75% Senior Subordinated Notes at a cost of $224.5 million.

During Fiscal 2005, we contributed $60.2 million to our worldwide pension plans compared to $95.4 million during Fiscal 2004. As a result of the additional contributions in Fiscal 2005, no contributions to the U.S. plans was required in Fiscal 2006. We also do not expect any required contributions in Fiscal 2007. However, we currently believe we will make voluntary contributions for our employee pension plans in the range of $15 million to $20 million in Fiscal 2007, primarily to plans outside of the United States. Beyond Fiscal 2007, the investment performance of the plans’ assets and the actual results of the other actuarial assumptions and most importantly, the impact of the Pension Protection Act of 2006 (“PPA”) will determine the funding requirements of the pension plans. We do not believe the PPA will have a significant effect on our near-term pension contributions.

Credit Facilities

On November 10, 2006, we amended our $400.0 million unsecured revolving credit facility (“Credit Agreement”) to extend the facility through November 10, 2011 and also amend certain financial covenants. The $400 million unsecured credit facility entered into as of October 28, 2005, replaced the previous $275.0 million facility scheduled to expire on October 15, 2008. We recorded a pre-tax charge of $3.3 million related to deferred financing costs associated with the $275.0 million facility in Fiscal 2005. Outstanding borrowings under the Credit Agreement bear interest equal to LIBOR plus the applicable margin (.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) at our option. We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage. On October 28, 2006, we were in compliance with all financial covenants in both the Credit Agreement and amended Credit Agreement.

At October 28, 2006, there were $97.0 million outstanding direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $400 million credit limit, totaled $113.9 million. At October 28, 2006, there was $189.1 million available for borrowings under the Credit Agreement.

In 2002, we issued $200 million par value 8.75% Senior Subordinated Notes due March 15, 2012. During Fiscal 2005, we purchased approximately all $200.0 million principal amount of Senior Subordinated Notes through a tender offer and in several open market purchases. These transactions, which resulted in a $29.1 million loss on repurchase, consisted of approximately $224.5 million of cash payments and the required write-down of unamortized finance costs of $4.6 million.

During Fiscal 2006, our credit rating was upgraded by both Standard and Poor’s and Moody’s. Standard and Poor’s credit rating increased from BB+ to BBB- with an outlook of Stable. Moody’s credit rating increased from Ba1 to Baa3 with a continued outlook of Stable. These higher credit ratings provide us with greater flexibility to access financing on the open market as our business circumstances justify.

In November 2006, we issued $250.0 million of 6% Senior Notes due 2016 and $150.0 million of 6.625% Senior Notes due 2036 with interest on the notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2007. The notes are guaranteed by each of our current and future subsidiaries that guarantee our debt under the Credit Agreement. Proceeds from these offerings are being used for the repayment of outstanding revolver balances, additional share repurchases and general corporate purposes.

Stock Repurchase Program

In November 2005, we commenced purchases under our stock repurchase program. Under the program, management was authorized to repurchase up to $300 million in shares in the open market or through privately negotiated transactions over the 24-month period ending May 31, 2007. Due to our continued ability to generate operating cash flow, the board of directors authorized an increase to the authorized amount of repurchases to $1.0 billion and an extension of the program through December 31, 2008. We repurchased approximately $295.5 million of common stock, representing 6,146,752 shares, under the program in Fiscal 2006.

Off-Balance Sheet Arrangements

We lease various assets under operating leases. The aggregate payments under operating leases as of October 28, 2006 are disclosed in the table of Disclosures about Contractual Obligations and Commercial Commitments below. No significant changes to lease commitments have occurred since October 29, 2005. We have no other off-balance sheet arrangements.

We sponsor pension and other post retirement benefit plans for certain employees. See notes 10 and 11 under Item 8 of this annual report for information regarding these plans.

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of October 28, 2006:

		Less than	1 - 3	3 - 5	More than
In thousands	Total	1 year	years	years	5 years

Long-Term Debt	$97,048	$-	$-	$-	$97,048
Capital Lease Obligations	1,471	374	576	429	92
Purchase Obligations	14,415	8,970	5,445	-	-
Operating Leases	39,591	12,718	15,285	3,942	7,646

Total	$152,525	$22,062	$21,306	$4,371	$104,786

Market Conditions and Outlook

The outlook for the majority of our customers’ markets remains strong as increasing demand for coal, copper and iron ore reflects global economic growth. The development of China’s industrial complex and related infrastructure continues at a rapid pace. As the demand for commodities continues to increase in China, the modernization of the mining industry to high productivity equipment is expected to follow. Copper prices have recently seen some pullback but continue to be well above production costs, and iron ore prices are expected to increase further in Fiscal 2007. New copper developments continue to be announced and put into production, mainly due to inventories remaining at historically low levels. Current oil prices continue to support additional developments in the oil sands of Canada. All of these factors combine to support the company’s belief that global demand for mining equipment and aftermarket services could continue to grow for an extended duration.

One exception is the temporary softness in U.S. coal. A number of our U.S. coal customers have announced either production curtailments, or the deferral of previously planned production increases. As a result, Joy Mining’s fourth quarter new orders from U.S. underground coal customers declined by nearly one-third from a year ago. We see no evidence of an improvement going into early Fiscal 2007. The softness in this market has been largely weather-related and as such it is difficult to forecast an eventual upturn. However, the long-term supply and demand situation for coal in the U.S. is favorable, based on the announcements for new coal-fired power plants, the age of existing coal mines, the accelerated retrofitting of existing plants with scrubbers, and a variety of new coal technology projects.

Market conditions in the other commodity markets served by our customers are strong. This is reflected in worldwide underground coal markets producing a double-digit increase in total quarterly orders, before inclusion of orders from the Stamler acquisition and despite the significant fall-off in orders from the U.S. In surface mining markets, orders for mining shovels were very strong in the fourth quarter with orders being received in each of copper, iron ore, oil sands and non-U.S. coal industries.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on long-term debt obligations. We manage this risk through the use of a combination of fixed and variable rate debt (See Note 4 – Borrowings and Credit Facilities). At October 28, 2006 we were not party to any interest rate derivative contracts.

Foreign Currency Risk

Most of our foreign subsidiaries use local currencies as their functional currency. For consolidation purposes, assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders' equity. Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During Fiscal 2006, we incurred a gain of $0.1 million arising from foreign currency transactions. Foreign exchange derivatives at October 28, 2006 were in the form of forward exchange contracts executed over the counter. There is a concentration of these contracts held with LaSalle Bank, N.A. as agent for ABN Amro Bank, N.V. which maintains an investment grade rating.

We have adopted a Foreign Exchange Risk Management Policy. It is a risk-averse policy under which significant exposures that impact earnings and cash flows are fully hedged. Exposures that impact only equity or do not have a cash flow impact are generally not hedged with derivatives. There are two categories of foreign exchange exposures that are hedged: assets and liabilities denominated in a foreign currency, which include net investment in a foreign subsidiary, and future committed receipts or payments denominated in a foreign currency. These exposures normally arise from imports and exports of goods and from intercompany trade and lending activity.

The fair value of our forward exchange contracts at October 28, 2006 is analyzed in the following table of dollar equivalent terms:

In thousands of US Dollars	Maturing in 2007
	Buy	Sell
U.S. Dollar	$845	$2,075
Australian Dollar	240	(10)
British Pound Sterling	618	(2)
South African Rand	(185)	-
Euro	(12)	-
Brazilian Real	215	-
Japanese Yen	(63)	-

Exchange Rate Table
As of October 28, 2006
				Expected Maturity or Transaction Date (000,s)
$US Functional Currency:				Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	There-		Fair
Forward Exchange Agreements				2007	2008	2009	2010	2011	after	Total	Value
Receive	AUD	Pay	ZAR
	Contract Amount			$(293.9)	$0.0	$0.0	$0.0	$0.0	$0.0	$(293.9)	$38.3
	Average Rate			0.6802	0.0000	0.0000	0.0000	0.0000	0.0000	0.6802

Receive	USD	Pay	ZAR
	Contract Amount			$(12,613.4)	$0.0	$0.0	$0.0	$0.0	$0.0	$(12,613.4)	$790.9
	Average Rate			7.1733	0.0000	0.0000	0.0000	0.0000	0.0000	7.1733

Receive	GBP	Pay	ZAR
	Contract Amount			$(552.2)	$0.0	$0.0	$0.0	$0.0	$0.0	$(552.2)	$118.7
	Average Rate			1.5634	0.0000	0.0000	0.0000	0.0000	0.0000	1.5634

Pay	USD	Receive	GBP
	Contract Amount			$81,386.1	$(205.2)	$0.0	$0.0	$0.0	$0.0	$81,180.9	$2,134.9
	Average Rate			1.8440	1.8395	0.0000	0.0000	0.0000	0.0000	1.8440

Receive	GBP	Pay	USD
	Contract Amount			$(31,891.1)	$0.0	$0.0	$0.0	$0.0	$0.0	$(31,891.1)	$497.2
	Average Rate			1.8603	0.0000	0.0000	0.0000	0.0000	0.0000	1.8603

Receive	USD	Pay	AUD
	Contract Amount			$(3,880.0)	$0.0	$0.0	$0.0	$0.0	$0.0	$(3,880.0)	$(6.2)
	Average Rate			0.7548	0.0000	0.0000	0.0000	0.0000	0.0000	0.7548

Receive	AUD	Pay	USD
	Contract Amount			$(8,295.0)	$0.0	$0.0	$0.0	$0.0	$0.0	$(8,295.0)	$190.8
	Average Rate			0.7421	0.0000	0.0000	0.0000	0.0000	0.0000	0.7421

Receive	EUR	Pay	USD
	Contract Amount			$(1,223.2)	$0.0	$0.0	$0.0	$0.0	$0.0	$(1,223.2)	$(5.2)
	Average Rate			1.2765	0.0000	0.0000	0.0000	0.0000	0.0000	1.2765

Receive	AUD	Pay	GBP
	Contract Amount			$(89.9)	$0.0	$0.0	$0.0	$0.0	$0.0	$(89.9)	$1.5
	Average Rate			0.7491	0.0000	0.0000	0.0000	0.0000	0.0000	0.7491

Receive	BRL	Pay	USD
	Contract Amount			$0.0	$(10,487.1)	$0.0	$0.0	$0.0	$0.0	$(10,487.1)	$214.9
	Average Rate			0.0000	2.3219	0.0000	0.0000	0.0000	0.0000	2.3219

Receive	JPY	Pay	AUD
	Contract Amount			$(821.9)	$0.0	$0.0	$0.0	$0.0	$0.0	$(821.9)	$(62.7)
	Average Rate			107.9123	0.0000	0.0000	0.0000	0.0000	0.0000	107.9123

Receive	EUR	Pay	ZAR
	Contract Amount			$(33.6)	$0.0	$0.0	$0.0	$0.0	$0.0	$(33.6)	$(0.2)
	Average Rate			1.2750	0.0000	0.0000	0.0000	0.0000	0.0000	1.2750

Receive	EUR	Pay	GBP
	Contract Amount			$(804.0)	$0.0	$0.0	$0.0	$0.0	$0.0	$(804.0)	$(6.7)
	Average Rate			1.2820	0.0000	0.0000	0.0000	0.0000	0.0000	1.2820

Receive	ZAR	Pay	USD
	Contract Amount			$(3,083.4)	$(2,875.3)	$0.0	$0.0	$0.0	$0.0	$(5,958.7)	$(189.0)
	Average Rate			7.0544	7.8450	0.0000	0.0000	0.0000	0.0000	7.4359

Receive	ZAR	Pay	GBP
	Contract Amount			$(1,180.6)	$0.0	$0.0	$0.0	$0.0	$0.0	$(1,180.6)	$4.2
	Average Rate			7.5783	0.0000	0.0000	0.0000	0.0000	0.0000	7.5783

	Contract Amount			$22,547.4	$(205.2)	$0.0	$0.0	$0.0	$0.0	$22,342.2	$3,721.4

Exchange Rate Table
As of October 29, 2005
				Expected Maturity or Transaction Date (000,s)
$US Functional Currency:				Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	There-		Fair
Forward Exchange Agreements				2006	2007	2008	2009	2010	after	Total	Value
Receive	AUD	Pay	ZAR
	Contract Amount			$(120.3)	$0.0	$0.0	$0.0	$0.0	$0.0	$(120.3)	$3.2
	Average Rate			0.7368	0.0000	0.0000	0.0000	0.0000	0.0000	0.7368

Receive	USD	Pay	ZAR
	Contract Amount			$(4,651.9)	$0.0	$0.0	$0.0	$0.0	$0.0	$(4,651.9)	$270.3
	Average Rate			6.5451	0.0000	0.0000	0.0000	0.0000	0.0000	6.5451

Receive	GBP	Pay	ZAR
	Contract Amount			$(1,933.3)	$0.0	$0.0	$0.0	$0.0	$0.0	$(1,933.3)	$40.8
	Average Rate			1.7620	0.0000	0.0000	0.0000	0.0000	0.0000	1.7620

Pay	USD	Receive	GBP
	Contract Amount			$97,811.1	$0.0	$0.0	$0.0	$0.0	$0.0	$97,811.1	$(990.7)
	Average Rate			1.7875	0.0000	0.0000	0.0000	0.0000	0.0000	1.7875

Receive	GBP	Pay	USD
	Contract Amount			$(58,820.5)	$0.0	$0.0	$0.0	$0.0	$0.0	$(58,820.5)	$(731.9)
	Average Rate			1.7997	0.0000	0.0000	0.0000	0.0000	0.0000	1.7997

Pay	USD	Receive	AUD
	Contract Amount			$7,000.0	$0.0	$0.0	$0.0	$0.0	$0.0	$7,000.0	$46.0
	Average Rate			0.7412	0.0000	0.0000	0.0000	0.0000	0.0000	0.7412

Receive	AUD	Pay	USD
	Contract Amount			$(3,270.4)	$0.0	$0.0	$0.0	$0.0	$0.0	$(3,270.4)	$(19.1)
	Average Rate			0.7526	0.0000	0.0000	0.0000	0.0000	0.0000	0.7526

Receive	EUR	Pay	USD
	Contract Amount			$(1,530.1)	$0.0	$0.0	$0.0	$0.0	$0.0	$(1,530.1)	$(159.3)
	Average Rate			1.3306	0.0000	0.0000	0.0000	0.0000	0.0000	1.3306

Receive	ZAR	Pay	BWP
	Contract Amount			$(832.8)	$0.0	$0.0	$0.0	$0.0	$0.0	$(832.8)	$(18.5)
	Average Rate			6.5711	0.0000	0.0000	0.0000	0.0000	0.0000	6.5711

Receive	ZAR	Pay	USD
	Contract Amount			$(2,666.8)	$0.0	$0.0	$0.0	$0.0	$0.0	$(2,666.8)	$(31.0)
	Average Rate			6.8318	0.0000	0.0000	0.0000	0.0000	0.0000	6.8318

Receive	ZAR	Pay	GBP
	Contract Amount			$(1,308.1)	$0.0	$0.0	$0.0	$0.0	$0.0	$(1,308.1)	$(11.0)
	Average Rate			12.1627	0.0000	0.0000	0.0000	0.0000	0.0000	12.1627

	Contract Amount			$29,676.9	$0.0	$0.0	$0.0	$0.0	$0.0	$29,676.9	$(1,601.2)

Item 8.  Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included with Item 15 of this Form 10-K beginning on page F-1.

Unaudited Quarterly Financial Data

The following table sets forth certain unaudited quarterly financial data for our fiscal years ended October 28, 2006, and October 29, 2005. All per share data shown below has been adjusted to reflect our 3-for-2 stock splits completed on January 21, 2005 and December 12, 2005.

	2006 Fiscal Quarter Ended
(In thousands except per share amounts)	January 28	April 29	July 29	October 28
			(1)	(2)
Net sales	$553,341	$560,348	$598,710	$689,311
Gross profit	165,742	184,590	188,882	215,905
Operating income	90,406	110,492	109,664	131,835
Income from continuing operations	58,179	82,877	188,565	85,235
Income from cumulative effect of changes in accounting principle	1,565	-	-	-
Net income	59,744	82,877	188,565	85,235
Basic Earnings Per Share:
Continuing operations	$0.48	$0.67	$1.55	$0.71
Cumulative effect of accounting changes	0.01	-	-	-
Net income	$0.49	$0.67	$1.55	$0.71
Diluted Earnings Per Share:
Continuing operations	$0.47	$0.66	$1.53	$0.71
Cumulative effect of accounting changes	0.01	-	-	-
Net income	$0.48	$0.66	$1.53	$0.71
Dividends Per Share	$0.1125	$0.1125	$0.1125	$0.1125

	2005 Fiscal Quarter Ended
(In thousands except per share amounts)	January 29	April 30	July 30	October 29
			(3)
Net sales	$373,868	$472,506	$512,874	$568,226
Gross profit	111,201	137,051	145,185	168,541
Operating income	42,185	64,301	72,260	87,944
Income from continuing operations	22,122	38,430	30,451	55,918
Income from discontinued operations, net of tax	62	393	331	342
Net income	22,184	38,823	30,782	56,260
Basic Earnings Per Share:
Continuing operations	$0.18	$0.32	$0.25	$0.46
Discontinued operations	-	-	-	-
Net income	$0.18	$0.32	$0.25	$0.46
Diluted Earnings Per Share:
Continuing operations	$0.18	$0.31	$0.25	$0.45
Discontinued operations	-	-	-	-
Net income	$0.18	$0.31	$0.25	$0.45
Dividends Per Share	$0.05	$0.075	$0.075	$0.075

(1) - For the third quarter of Fiscal 2006 our net income was positively affected by a reversal of approximately $111.2 million ($0.90 per diluted share) of valuation allowances related to both U.S. Federal and Australian net deferred income tax assets.

(2) - For the fourth quarter of Fiscal 2006 our net income was positively affected by the reversal of approximately $6.2 million ($0.05 per diluted share) of valuation reserves applicable to our Australian consolidated tax group and adversely affected by $15.7 million ($0.13 per diluted share) of valuation reserve adjustment related to the October 28, 2006 actuarial valuation of our pension plans and corresponding decrease in our minimum pension liability within accumulated other comprehensive income.

(3) - For the third quarter of Fiscal 2005 our net income was adversely affected by a $24.2 million loss on debt repurchase resulting from our successful tender offer for substantially all of our outstanding 8.75% Senior Subordinated Notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 28, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

We incorporate by reference herein the sections entitled “ELECTION OF DIRECTORS,” “BOARD OF DIRECTORS; AUDIT COMMITTEE FINANCIAL EXPERT” and “OTHER INFORMATION--Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be mailed to stockholders in connection with our 2007 annual meeting.

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

Item 11.  Executive Compensation

We incorporate by reference herein the section entitled “EXECUTIVE COMPENSATION” in our Proxy Statement to be mailed to stockholders in connection with our 2007 annual meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference herein the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in our Proxy Statement to be mailed to stockholders in connection with our 2007 annual meeting.

Item 13.  Certain Relationships and Related Transactions

We incorporate by reference herein the section entitled “EXECUTIVE COMPENSATION - Certain Business Relationships” in our Proxy Statement to be mailed to stockholders in connection with our 2007 annual meeting.

Item 14.  Principal Accountant Fees and Services

We incorporate by reference herein the section entitled “AUDITORS, AUDIT FEES AND AUDITOR INDEPENDENCE” in our Proxy Statement to be mailed to stockholders in connection with our 2007 annual meeting.

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

3.1	Amended and Restated Certificate of Incorporation of Joy Global Inc. (incorporated by reference to Exhibit 3.1 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 01-9299).
3.2	Amended and Restated Bylaws of Joy Global Inc. as amended on December 18, 2006.
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

4.3

Registration Rights Agreement, dated as of November 10, 2006, among Joy Global Inc., the Guarantors, and Banc of America Securities LLC, Lehman Brothers Inc. and UBS Securities LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to current report of Joy Global Inc. on Form 8-K dated November 16, 2006, File No. 01-9299).

4.4

Indenture, dated as of November 10, 2006, among Joy Global Inc. and Wells Fargo Bank, N.A. as trustee (incorporated by reference to Exhibit 4.3 to current report of Joy Global Inc. on Form 8-K dated November 16, 2006, File No. 01-9299).

4.5

Supplemental Indenture, dated as of November 10, 2006, entered into by and among Joy Global Inc. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to current report of Joy Global Inc. on Form 8-K dated November 16, 2006, File No. 01-9299).

4.6

Form of 6.000% Senior Notes due 2016 and 6.625% Senior Notes due 2036 (incorporated by reference to Exhibit 4.5 to current report of Joy Global Inc. on Form 8-K dated November 16, 2006, File No. 01-9299).

4.7

Credit Agreement dated as of October 28, 2005 entered into by and among Joy Global Inc., certain of its domestic subsidiaries, Bank of America, N.A., LaSalle Bank National Association, Deutsche Bank AG New York Branch, Harris N.A., JPMorgan Chase Bank, N.A., and the other lenders named therein (incorporated by reference to Exhibit 10.28 to report of Joy Global Inc. on Form 10-K for the year ended October 29, 2005, File No. 01-9299).

4.8

First Amendment to Credit Agreement dated as of November 10, 2006 and entered into among Joy Global Inc., as Borrower, the lenders listed therein, as Lenders, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.1 to current report of Joy Global Inc. on Form 8-K dated November 16, 2006, File No. 01-9299).

10.1

Form of change of control Employment Agreement entered into between Joy Global Inc. and each of its executive officers (incorporated by reference to Exhibit 10(t) to report of Joy Global Inc. on Form 10-K for the year ended November 1, 2003, File No. 01-9299).

10.2

Form of Amendment entered into as of January 13, 2006 between Joy Global Inc. and each of its executive officers (incorporated by reference to Exhibit 10(a) to report of Joy Global Inc. on Form 10-Q for the quarter ended January 28, 2006, File No. 01-9299).

10.3

Form of Amendment entered into as of January 19, 2006 between Joy Global Inc. and each of its executive officers (incorporated by reference to Exhibit 10(b) to report of Joy Global Inc. on Form 10-Q for the quarter ended January 28, 2006, File No. 01-9299).

10.4

Asset Purchase Agreement dated as of April 18, 2006 and entered into by and among Joy Technologies Inc. as buyer and Oldenburg Group Incorporated, Oldenburg Australasia Pty. Ltd. and Oldenburg Mining Equipment (Proprietary) Limited, as sellers (incorporated by reference to Exhibit

10(a) to report of Joy Global Inc. on Form 10-Q for the quarter ended April 29, 2006, File No. 01-9299).

10.5

Form of Stock Option Agreement entered into as of November 14, 2005 between Joy Global Inc. and each of its executive officers (incorporated by reference to Exhibit 10(b) to report of Joy Global Inc. on Form 10-Q for the quarter ended April 29, 2006, File No. 01-9299).

10.6

Form of Restricted Stock Unit Award Agreement entered into as of November 14, 2005 between Joy Global Inc. and each of its executive officers (incorporated by reference to Exhibit 10(c) to report of Joy Global Inc. on Form 10-Q for the quarter ended April 29, 2006, File No. 01-9299).

10.7

Form of Performance Share Agreement entered into as of November 14, 2005 between Joy Global Inc. and each of its executive officers (incorporated by reference to Exhibit 10(d) to report of Joy Global Inc. on Form 10-Q for the quarter ended April 29, 2006, File No. 01-9299).

10.8

Form of Restricted Stock Unit Award Agreement entered into as of February 23, 2006 between Joy Global Inc. and each of the registrant's non-employee directors (incorporated by reference to Exhibit 10(e) to report of Joy Global Inc. on Form 10-Q for the quarter ended April 29, 2006, File No. 01-9299).

21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
24	Powers of Attorney.
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

This Page

Intentionally

Left Blank

Joy Global Inc.

Form 10-K Item 8 and Items 15(a)(1) and 15(a)(2)

Index to Consolidated Financial Statements

And Financial Statement Schedule

The following Consolidated Financial Statements of Joy Global Inc. and the related Reports of Independent Registered Public Accounting Firm are included in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules:

Page in This
Item 15(a) (1):	Form 10-K

Reports of Independent Registered Public Accounting Firm	F-2, F-3

Management’s Report on Internal Control Over Financial Reporting	F-4

Consolidated Statement of Income for the fiscal years ended October 28,

2006, October 29, 2005 and October 30, 2004	F-5

Consolidated Balance Sheet at October 28, 2006 and October 29, 2005	F-6, F-7

Consolidated Statement of Cash Flows for the fiscal years ended October 28,

2006, October 29, 2005 and October 30, 2004	F-8

Consolidated Statement of Shareholders’ Equity for the fiscal years

ended October 28, 2006, October 29, 2005 and October 30, 2004	F-9

Notes to Consolidated Financial Statements	F-10

The following Consolidated Financial Statement schedule of Joy Global Inc. is included in Item 15(a)(2):

Schedule II. Valuation and Qualifying Accounts	F-52

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Joy Global Inc.

We have audited the accompanying consolidated balance sheets of Joy Global Inc. as of October 28, 2006 and October 29, 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joy Global Inc. at October 28, 2006 and October 29, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 28, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 12 to the financial statements, in 2006 the Company changed its method of accounting for stock compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Joy Global Inc.’s internal control over financial reporting as of October 28, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

December 13, 2006

Report of Independent Registered Public Accounting Firm on Internal

Control Over Financial Reporting

The Board of Directors and Shareholders

Joy Global Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Joy Global Inc. maintained effective internal control over financial reporting as of October 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Joy Global Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Joy Global Inc. maintained effective internal control over financial reporting as of October 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Joy Global Inc. maintained, in all material respects, effective internal control over financial reporting as of October 28, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Joy Global Inc. and our report dated December 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

December 13, 2006

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of October 28, 2006.

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

Joy Global Inc.

Consolidated Statement of Income

(In thousands, except for per share data)

	Fiscal Years Ended
	October 28,	October 29,	October 30,
	2006	2005	2004

Net sales	$2,401,710	$1,927,474	$1,399,357

Cost of sales	1,646,591	1,365,496	1,021,334
Product development, selling
and administrative expenses	321,831	297,904	272,967
Other income	(9,109)	(3,465)	(3,415)
Restructuring charges	-	849	625
Operating income	442,397	266,690	107,846

Interest income	6,804	5,575	4,333
Interest expense	(5,666)	(15,191)	(24,284)
Loss on early retirement of debt	-	(32,431)	-

Income from continuing operations
before reorganization items	443,535	224,643	87,895

Reorganization items	6,822	2,810	6,842

Income from continuing operations
before income taxes	450,357	227,453	94,737

Provision for income taxes	(35,501)	(80,532)	(39,281)

Income from continuing operations	414,856	146,921	55,456

Income (loss) from discontinued operations,
net of income taxes	-	1,128	(134)

Income before cumulative effect of changes in
accounting principle	414,856	148,049	55,322
Cumulative effect of changes in accounting
principle, net of income taxes	1,565	-	-
Net income	$416,421	$148,049	$55,322

Basic earnings per share:
Continuing operations	$3.41	$1.21	$.47
Discontinued operations	-	.01	-
Cumulative effect	.01	-	-
Net income	$3.42	$1.22	$.47

Diluted earnings per share:
Continuing operations	$3.37	$1.19	$.46
Discontinued operations	-	.01	-
Cumulative effect	.01	-	-
Net income	$3.38	$1.20	$.46

Dividends per common share	$.45	$0.275	$0.122
Weighted average common shares
Basic	121,682	121,121	117,277
Diluted	123,276	123,443	120,654

Joy Global Inc.

Consolidated Balance Sheet

(In thousands)

	October 28,	October 29,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$101,254	$143,917
Accounts receivable, net	431,430	351,501
Inventories	639,934	548,195
Other current assets	55,257	73,070
Total Current Assets	1,227,875	1,116,683

Property, Plant and Equipment:
Land and improvements	13,907	14,959
Buildings	81,772	81,700
Machinery and equipment	271,479	251,884
	367,158	348,543
Accumulated depreciation	(162,147)	(149,363)
Total Property, Plant and Equipment	205,011	199,180

Other Assets:
Other intangible assets, net	76,154	6,515
Deferred income taxes	335,690	225,138
Prepaid benefit cost	69,388	87,308
Other non-current assets	39,887	13,704
Total Other Assets	521,119	332,665

Total Assets	$1,954,005	$1,648,528

Joy Global Inc.

Consolidated Balance Sheet

(In thousands)

	October 28,	October 29,
	2006	2005
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Short-term notes payable, including current
portion of long-term obligations	$5,166	$964
Trade accounts payable	200,121	160,627
Employee compensation and benefits	77,415	91,172
Advance payments and progress billings	186,581	187,710
Accrued warranties	38,929	34,183
Other accrued liabilities	91,769	124,857
Total Current Liabilities	599,981	599,513

Long-term Obligations	98,145	1,703

Other Non-current Liabilities:
Liability for postretirement benefits	44,145	43,504
Accrued pension costs	264,093	301,161
Other	28,012	35,021
Total Other Non-current Liabilities	336,250	379,686

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock, $1 par value
(authorized 150,000,000 shares; 123,689,094 and
121,769,427 deemed shares issued at October 28,
2006 and October 29, 2005, respectively.)	123,689	121,769
Capital in excess of par value	847,475	704,932
Retained earnings	431,310	69,766
Treasury stock	(295,538)	-
Accumulated other comprehensive loss	(187,307)	(228,841)
Total Shareholders' Equity	919,629	667,626

Total Liabilities and Shareholders' Equity	$1,954,005	$1,648,528

Joy Global Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Fiscal Years Ended
	October 28,	October 29,	October 30,
Operating Activities:	2006	2005	2004
Net income	$416,421	$148,049	$55,322
Add (deduct) - items not affecting cash:
Cumulative effect of accounting change	(1,565)
Loss on early retirement of debt	-	32,431	-
Depreciation and amortization	41,256	41,885	46,177
Amortization of financing fees	301	1,424	3,190
Increase (decrease) in deferred income taxes, net
of change in valuation allowance	(28,472)	65,509	(2,390)
Change in long-term accrued pension costs	22,779	9,419	15,031
Excess income tax benefit from exercise of stock options	(20,732)	-	-
Other, net	5,061	1,579	2,151
Contributions to U.S. qualified pension plans	-	(48,400)	(88,104)
Changes in Working Capital Items:
(Increase) in accounts receivable, net	(61,232)	(101,835)	(57,719)
(Increase) in inventories	(61,989)	(123,436)	(48,146)
(Increase) decrease in other current assets	(2,453)	(5,434)	4,750
Increase in trade accounts payable	26,255	25,828	45,442
Increase in employee compensation and benefits	716	15,015	30,037
Increase (decrease) in advance payments and progress billings	(6,035)	111,357	49,290
Increase in other accrued liabilities	54	27,906	7,230
Net cash provided by operating activities	330,365	201,297	62,261
Investment Activities:
Acquisition of business, net of cash acquired	(117,377)	-	-
Property, plant and equipment acquired	(49,066)	(38,753)	(21,135)
Proceeds from sale of property, plant and equipment	11,082	1,694	2,330
Other, net	609	1,356	7,668
Net cash used by investment activities	(154,752)	(35,703)	(11,137)
Financing Activities:
Exercise of stock options	14,125	11,984	44,716
Excess income tax benefit from exercise of stock options	20,732	-	-
Dividends paid	(54,426)	(33,580)	(14,026)
Increase (decrease) in short-term notes payable	4,792	(2,297)	(1,080)
Borrowings (payments) on long-term obligations, net	95,900	(817)	(1,010)
Financing fees	-	(1,615)	(1,000)
Redemption of 8.75% Senior Subordinated Notes	-	(224,521)	-
Purchase of treasury stock	(295,538)	-	-
Net cash provided (used) by financing activities	(214,415)	(250,846)	27,600
Effect of Exchange Rate Changes on Cash and
Cash Equivalents	(3,861)	(2,537)	4,477
(Decrease) Increase in Cash and Cash Equivalents	(42,663)	(87,789)	83,201
Cash and Cash Equivalents at Beginning of Year	143,917	231,706	148,505
Cash and Cash Equivalents at End of Year	$101,254	$143,917	$231,706
Supplemental cash flow information
Interest paid	$4,651	$16,538	$22,022
Income taxes paid	37,806	14,389	13,745

Joy Global Inc.

Consolidated Statement of Shareholders’ Equity

(In thousands)

	Common Stock		Excess of	Earnings	Treasury	Comprehensive
	Shares	Amount	Par Value	(Deficit)	Stock	Income (Loss)	Total
Balance at November 1, 2003	50,373	$50,373	$587,459	$(85,999)	$-	$(181,560)	$370,273
Comprehensive income (loss):
Net income	-	-	-	55,322	-	-	55,322
Change in additional minimum pension liability	-	-	-	-	-	(22,158)	(22,158)
Derivative instrument fair market value adjustment	-	-	-	-	-	3,088	3,088
Currency translation adjustment	-	-	-	-	-	3,597	3,597
Total comprehensive income					-		39,849
Dividends	-	-	-	(14,365)	-	-	(14,365)
Exercise of stock options	2,867	2,867	41,711	-	-	-	44,578
Tax benefit from exercise of stock options	-	-	11,713	-	-	-	11,713
Balance at October 30, 2004	53,240	$53,240	$640,883	$(45,042)	$-	$(197,033)	$452,048
Comprehensive income (loss):
Net income	-	-	-	148,049	-	-	148,049
Change in additional minimum pension liability, net of taxes	-	-	-	-	-	(21,173)	(21,173)
Derivative instrument fair market value adjustment, net of taxes	-	-	-	-	-	(4,391)	(4,391)
Currency translation adjustment	-	-	-	-	-	(6,244)	(6,244)
Total comprehensive income					-		116,241
3 for 2 stock split effective January 21, 2005	26,728	26,728	(26,728)		-		-
Restricted stock expense and other	(1)	(1)	1,435	-	-	-	1,434
Deferred tax adjustment	-	-	100,088	-	-	-	100,088
Dividends	-	-	-	(33,241)	-	-	(33,241)
Issuance of performance units	135	135	10,290	-	-	-	10,425
Exercise of stock options	1,077	1,077	10,907	-	-	-	11,984
Tax benefit from exercise of stock options	-	-	8,647	-	-	-	8,647
3 for 2 stock split effective December 12, 2005	40,590	40,590	(40,590)	-	-	-	-
Balance at October 29, 2005	121,769	$121,769	$704,932	$69,766	$-	$(228,841)	$667,626
Comprehensive income (loss):
Net income	-	-	-	416,421	-	-	416,421
Change in additional minimum pension liability, net of taxes	-	-	-	-	-	42,500	42,500
Derivative instrument fair market value adjustment, net of taxes	-	-	-	-	-	2,095	2,095
Currency translation adjustment	-	-	-	-	-	(3,061)	(3,061)
Total comprehensive income							457,955
Treasury stock purchased	-	-	-	-	(295,538)	-	(295,538)
Stock based compensation expense and other	(2)	(2)	9,387	-	-	-	9,385
Cumulative effect of accounting change	-	-	2,255	-	-	-	2,255
Deferred tax adjustment	-	-	82,806	-	-	-	82,806
Dividends	-	-	451	(54,877)	-	-	(54,426)
Issuance of performance units	191	191	14,882	-	-	-	15,073
Exercise of stock options	1,731	1,731	12,394	-	-	-	14,125
Tax benefit from exercise of stock options	-	-	20,368	-	-	-	20,368
Balance at October 28, 2006	123,689	$123,689	$847,475	$431,310	$(295,538)	$(187,307)	$919,629

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

1.	Description of Business

Joy Global Inc. is the world's leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands and other minerals. We operate in two business segments: underground mining machinery (Joy Mining Machinery or “Joy”) and surface mining equipment (P&H Mining Equipment or “P&H”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining.

2.	Significant Accounting Policies

Our significant accounting policies are as follows:

Basis of Presentation and Principles of Consolidation - The Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States. The Consolidated Financial Statements include the accounts of Joy Global Inc. and our subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could differ from those estimates.

Stock Splits – Except for the Consolidated Statement of Shareholders’ Equity, all previously presented earnings per share, share amounts, and stock price data have been adjusted for three-for-two stock splits, effective both January 21, 2005 and December 12, 2005.

Cash Equivalents - All highly liquid investments with original maturities of three months or less when issued are considered cash equivalents. These primarily consist of money market funds and to a lesser extent, certificates of deposit and commercial paper. Cash equivalents were $29.0 million and $81.5 million at October 28, 2006 and October 29, 2005, respectively.

Inventories - Our inventories are carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for all inventories. We evaluate the need to record adjustments for inventory on a regular basis. Our policy is to evaluate all inventory including raw material, work-in-process, finished goods, and spare parts. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

Property, Plant and Equipment - Property, plant and equipment are stated at historical cost. Expenditures for major renewals and improvements are capitalized, while maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred. For financial reporting purposes, plant and equipment are depreciated primarily by the straight-line method over the estimated useful lives of the assets which generally range from 5 to 20 years for improvements, from 33 to 50 years for buildings, from 3 to 15 years for machinery and equipment and 3 to 5 years for software.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

Depreciation expense was $37.9 million, $37.8 million and $40.5 million for Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively. Depreciation claimed for income tax purposes is computed by accelerated methods.

Impairment of Long-Lived Assets - Our policy is to assess the realizability of our held and used long-lived assets and to evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows related to such assets is less than the carrying value. If an impairment is determined to exist, any related impairment loss is calculated based on the fair value of the asset compared to its carrying value.

Intangible Assets - Intangible assets include drawings, patents, trademarks, technology, customer relationships and other specifically identifiable assets. Indefinite-lived intangible assets are not being amortized. Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed which is principally the straight-line method. Intangible assets are evaluated for impairment annually, or more frequently if events or changes occur that suggest impairment in carrying value.

Foreign Currency Translation - Exchange gains or losses incurred on transactions conducted by one of our operations in a currency other than the operation’s functional currency are normally reflected in cost of sales in our Consolidated Statement of Income. An exception is made where the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future, in which case the transaction gain or loss is included in shareholders’ equity as an element of accumulated other comprehensive income (loss). Assets and liabilities of international operations that have a functional currency that is not the U.S. dollar are translated into U.S. dollars at year-end exchange rates and revenue and expense items are translated using weighted average exchange rates. Any adjustments arising on translations are included in shareholders’ equity as an element of accumulated other comprehensive income (loss). Assets and liabilities of operations which have the U.S. dollar as their functional currency (but which maintain their accounting records in local currency) have their values remeasured into U.S. dollars at year-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses arising on remeasurement of the values into U.S. dollars are recognized in cost of sales. Pre-tax foreign exchange gains (losses) included in operating income were $0.1 million, $3.9 million, and $(0.6) million in Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively.

Foreign Currency Hedging and Derivative Financial Instruments - We enter into derivative contracts, primarily foreign currency forward contracts, to protect against fluctuations in exchange rates. These contracts are for committed transactions, receivables and payables denominated in foreign currencies and net investment hedges and not for speculative purposes. Current contracts generally mature within 12 months. Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value, if certain designation and documentation requirements are established at hedge inception. Any changes in fair value of these instruments are recorded in the income statement as cost of sales or in the balance sheet as other comprehensive income (loss).

During Fiscal 2006, 2005 and 2004, there were no derivative instruments that were deemed to be ineffective. The amounts included in Accumulated Other Comprehensive Loss will be reclassified into income when the forecasted transaction occurs, generally within the next twelve months.

Comprehensive Income (Loss) - SFAS No. 130, “Reporting Comprehensive Income”, requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

in the calculation of net income. We have chosen to report Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) which encompasses net income, foreign currency translation, minimum pension liability and unrealized gain (loss) on derivatives in the Consolidated Statement of Shareholders’ Equity. Accumulated other comprehensive loss consists of the following:

	October 28,	October 29,	October 30,
In millions	2006	2005	2004

Minimum pension liability	$(217.7)	$(260.2)	$(239.0)
Unrealized (loss) gain on derivatives	1.2	(0.9)	3.5
Foreign currency translation	29.2	32.3	38.5

Accumulated other comprehensive loss	$(187.3)	$(228.8)	$(197.0)

Minimum pension liability is net of a $14.9 million income tax benefit as of October 29, 2005 and October 28, 2006. In connection with our reversal of tax valuation reserves in Fiscal 2006, $79.5 million was recorded as a tax benefit in the income statement related to our minimum pension liability. If the related pension plan is terminated in the future the remainder of the accumulated loss may be recorded in the income statement without a full tax benefit. Unrealized gain (loss) on derivatives are net of $0.8 million and ($0.6) million of income tax effects at October 28, 2006 and October 29, 2005, respectively.

Revenue Recognition - We generally recognize revenue at the time of shipment and passage of title for sales of products and at the time of performance for sales of services. We recognize revenue on long-term contracts, such as the manufacture of mining shovels, drills, draglines and roof support systems, using either the percentage-of-completion or inventory sales method. We generally recognize revenue using the percentage-of-completion method for equipment that requires a minimum of six months to produce. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified.

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

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

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

Income Taxes - Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and for tax loss carryforwards. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that we will not realize the benefit of such assets. Certain tax benefits existed as of our emergence from protection under Chapter 11 of the U.S. Bankruptcy Code on July 12, 2001 (the “Effective Date”) but were offset by valuation allowances. The utilization of these pre-emergence benefits to reduce income taxes paid to federal, state, and foreign jurisdictions does not reduce our income tax expense. Realization of net operating loss, tax credits and other deferred tax benefits from pre-emergence attributes will first reduce other intangibles until exhausted, and thereafter will be credited to additional paid in capital.

Accounting For Share Based Compensation – Effective October 30, 2005, we adopted SFAS 123(R), “Share Based Payments” (“SFAS 123(R)”) using the modified prospective transition method. Prior to the adoption of SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and followed the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The modified prospective transition method of adopting SFAS 123(R) requires the disclosure of the effects on net income and net income per share if we had adopted the fair value recognition provisions of SFAS 123. See Note 12 for further information on share based compensation. The pro forma information is as follows (in thousands, except per share data):

	Fiscal	Fiscal
In thousands except per share data	2005	2004

Net income, as reported	$148,049	$55,322
Add:
Compensation expense included
in reported net income, net of
related tax effect	11,116	9,363
Deduct:
Compensation expense determined
under SFAS No. 123, net of related taxes	(7,979)	(9,097)
Pro forma net income	$151,186	$55,588

Net income per share
As reported
Basic	$1.22	$0.47
Diluted	$1.20	$0.46

Pro forma
Basic	$1.25	$0.47
Diluted	$1.22	$0.46

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

The fair value of the stock awards is the estimated present value at grant date using the Black Scholes valuation model with weighted average assumptions and the resulting estimated fair value for the years 2005, and 2004 as follows:

	Fiscal 2005	Fiscal 2004

Risk free interest rate	3.5%	4.2%
Expected volatility	0.47	0.51
Expected life	4.0 years	5.0 years
Dividend yield	1.17%	1.14%
Weighted average estimated fair value at grant date	$6.53	$5.23

Research and Development Expenses - Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $10.4, $8.5 million and $6.3 million for Fiscal 2006, 2005 and 2004, respectively.

Earnings Per Share - Basic earnings (loss) per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per common share is computed similar to basic earnings per share except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options, performance units and restricted stock units if dilutive. See Note 9 – Earnings Per Share for further information.

New Accounting Pronouncements - In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. SFAS 158 is effective for us at the end of Fiscal 2007. The effect on our financial statements is dependent upon the discount rate at our Fiscal 2007 measurement date (October 27, 2007) and actual returns on our pension plan assets during the year. We expect the statement to result in a reduction of our shareowners’ equity. It is unlikely that FAS 158 will affect our loan covenant compliance.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and retirement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning in Fiscal 2008. We are evaluating the interpretation to determine the effect on our financial statements and related disclosures.

3.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. Intangible assets with finite useful lives are amortized over their respective estimated useful

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

		October 28, 2006		October 29, 2005
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying		Accumulated
In thousands	Period	Amount	Amortization	Amount		Amortization
Finite lived other intangible assets:
Engineering Drawings	6 years	$2,900	$(121)	$-	(1)	$-
Customer Relationships	20 years	31,000	(505)	-	(1)	-
Backlog	1 year	5,990	(1,498)
Non-Compete Agreements	5 years	5,300	(265)
Patents	17 years	10,500	(4,079)	4,343	(1)	(3,154)
Unpatented Technology	35 years	1,147	(105)	1,147	(1)	(70)
Subtotal	16.0 years	56,837	(6,573)	5,490		(3,224)

Indefinite lived other intangible assets:
Trademarks		21,500	-	-	(1)	-
Pension		4,390	-	4,249		-
Subtotal		25,890	-	4,249		-

Total other intangible assets		$82,727	$(6,573)	$9,739		$(3,224)

(1) During Fiscal 2005 we adjusted valuation allowances and other tax accruals. In accordance with the provisions of SOP 90-7 and FAS No. 109, adjustments to these allowances and other tax accruals that existed as of the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter will be included as additional paid in capital in the case of valuation allowance or a reduction of income tax expense in the case of other tax accruals. As of October 29, 2005, all intangibles created upon emergence from reorganization have been eliminated.

The following table summarizes the impact of the tax valuation allowance and tax accrual adjustments on our intangible assets. Intangible asset adjustments were allocated on a pro rata share based on their net carrying value.

		Valuation
		Allowance	Adjusted
	Carrying	and Other	Carrying
In thousands	Amount	Tax Accruals	Amount
Fiscal 2005
Trademarks	$9,486	$(9,486)	$-
Unpatented technology	15,406	(14,329)	1,077
Engineering drawings	2,378	(2,378)	-
Patents	3,182	(1,993)	1,189
Repair and maintenance contracts	303	(303)	-
	$30,755	$(28,489)	$2,266

Amortization expense was $3.4 million, $2.2 million and $3.7 million for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. Estimated future annual amortization expense is as follows:

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

In thousands
For the fiscal year ending:
2007	$8,656
2008	4,001
2009	3,840
2010	3,803
2011	3,480

Goodwill of $3.7 million was recorded in Fiscal 2006 as part of the Stamler acquisition and recorded as part of the underground mining machinery segment.

4.	Borrowings and Credit Facilities

On November 10, 2006, we amended our $400.0 million unsecured revolving credit facility (“Credit Agreement”) to extend the facility through November 10, 2011 and also amend certain financial covenants, including the elimination of covenants restricting stock repurchases and limiting capital expenditures. The $400 million unsecured credit facility entered into as of October 28, 2005, replaced the previous $275.0 million facility scheduled to expire on October 15, 2008. We recorded a pre-tax charge of $3.3 million related to deferred financing costs associated with the $275.0 million facility in Fiscal 2005. Outstanding borrowings bear interest equal to LIBOR plus the applicable margin (.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) at our option. We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage. On October 28, 2006, we were in compliance with all financial covenants in both the Credit Agreement and amended Credit Agreement.

At October 28, 2006, there were $97.0 million outstanding direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $400 million credit limit, totaled $113.9 million. At October 28, 2006, there was $189.1 million available for borrowings under the Credit Agreement.

In 2002, we issued $200 million par value 8.75% Senior Subordinated Notes due March 15, 2012. During Fiscal 2005, we purchased approximately all $200.0 million par value Senior Subordinated Notes through a tender offer and in several open market purchases. These transactions, which resulted in a $29.1 million loss on repurchase, consisted of approximately $224.5 million of cash payments and the required write-down of unamortized finance costs of $4.6 million.

Direct borrowings and capital lease obligations consisted of the following:

	October 28,	October 29,
In thousands	2006	2005

Domestic:
Credit Facility	$97,000	$-
8.75% Senior Subordinated Notes	48	48
Capital leases	172	182

Foreign:
Capital leases	1,299	2,265
Other	-	172
Short-term notes payable and bank overdrafts	4,792	-
	103,311	2,667

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

Less: Amounts due within one year	(5,166)	(964)

Long-term Obligations	$98,145	$1,703

The aggregate maturities of debt for credit agreements in place at October 28, 2006 consist of the following (in thousands): Fiscal 2007 - $5,166; Fiscal 2008 - $208; Fiscal 2009 - $368; Fiscal 2010 - $196, Fiscal 2011 - $233 and Thereafter - $97,140.

In November 2006, we issued $250.0 million of 6% Senior Notes due 2016 and $150.0 million of 6.625% Senior Notes due 2036 with interest on the notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2007. The notes are guaranteed by each of our current and future significant domestic subsidiaries. Proceeds from these offerings will be used for the repayment of outstanding revolver balances, additional share repurchases and general corporate purposes.

5.	Income Taxes

The consolidated provision (benefit) for income taxes included in the Consolidated Statement of Income consisted of the following:

In thousands	2006	2005	2004
Current provision
Federal	$27,811	$9,000	$11,651
State	2,351	2,318	716
Foreign	38,650	20,705	15,028
Total current	68,812	32,023	27,395

Deferred provision (benefit)
Federal	(36,188)	33,843	5,355
State	306	7,946	1,576
Foreign	2,571	6,720	4,955
Total deferred	(33,311)	48,509	11,886

Total consolidated income tax
provision	$35,501	$80,532	$39,281

The components of income from continuing operations before income taxes for our domestic and foreign operations were as follows:

	Fiscal	Fiscal	Fiscal
In thousands	2006	2005	2004
Domestic income	$247,048	$115,079	$53,182
Foreign income	203,309	112,374	41,555
Pre-tax income from

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

continuing operations	$450,357	$227,453	$94,737

The reconciliation between the income tax provision recognized in our Consolidated Statement of Income and the income tax provision computed by applying the statutory federal income tax rate to the income from continuing operations are as follows:

	Fiscal	Fiscal	Fiscal
In thousands	2006	2005	2004
Income tax computed at federal
statutory tax rate	$157,625	$79,609	$33,158
Sub-part F income and foreign
dividends	14,981	1,430	3,703
Tax on undistributed foreign earnings	-	-	(5,509)
Differences in foreign and U.S.
tax rates	(15,585)	(7,568)	(6,098)
State income taxes, net of federal
tax impact	2,939	712	(1,490)
Resolution of prior years' tax issues	(13,801)	(3,487)	(3,492)
Other items, net	(259)	1,823	681
Valuation allowance	(110,399)	8,013	18,328
	$35,501	$80,532	$39,281

The components of the net deferred tax asset are as follows:

In thousands	2006	2005
Deferred tax assets:
Reserves not currently deductible	$11,744	$18,189
Employee benefit related items	120,836	127,557
Tax credit carryforwards	23,393	18,763
Tax loss carryforwards	308,079	387,870
Inventories	17,390	16,036
Intangibles	475	-
Other, net	14,396	19,858
Valuation allowance	(117,484)	(316,962)
Total deferred tax assets	378,829	271,311

Deferred tax liabilities:
Depreciation and amortization in excess
of book expense	25,877	30,935
Total deferred tax liabilities	25,877	30,935
Net deferred tax asset	$352,952	$240,376

The net deferred tax assets are reflected in the accompanying balance sheets as follows:

	Fiscal	Fiscal
In thousands	2006	2005

Current deferred tax assets	$29,708	$27,882
Long term deferred tax asset	335,690	225,138
Current deferred tax liability	-	-
Long term deferred tax liability	(12,446)	(12,644)
Net deferred tax asset	$352,952	$240,376

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

At October 28, 2006, we had general business tax credits of $11.2 million expiring in 2008 through 2013 and alternative minimum tax credit carryforwards of $12.1 million, which do not expire.

We have tax loss carryforwards consisting of a gross U.S. Federal operating loss carryforward of $506.5 million expiring in 2020 and 2023 with a net tax benefit of $177.3 million; tax benefits related to U.S. state operating loss carryforwards of $98.6 million with various expiration dates; and tax benefits related to foreign carryforwards of $22.6 million with tax benefits of $21.7 million that have no expiration date. For financial statement purposes, future tax benefits related to the recognition of net operating losses are subject to review as to the future realizability of these amounts. As such, valuation reserves have been established against those loss carryforward amounts for which realizability was not considered more likely than not.

Because our Plan of Reorganization provided for substantial changes in our ownership, there are annual limitations on the portions of the federal and state net operating loss carryforwards that existed at the time of our emergence from bankruptcy, which we may be able to utilize on our income tax returns. This annual limitation is an amount equal to the value of our stock immediately before the ownership change adjusted to reflect the increase in value of the Company resulting from the cancellation of creditor’s claims multiplied by a federally mandated long-term tax exempt rate. The annual federal limitation originally calculated was approximately $45.7 million and could be increased by certain transactions which result in recognition of “built-in” gains – unrecognized gains existing as of the date we emerged from bankruptcy. During Fiscal 2003, the Internal Revenue Service issued Notice 2003-65, which allows for additional modifications to the annual limitation as originally determined. Based upon the guidance from this ruling and applying it to our facts at the time of emergence from bankruptcy, the Company has recomputed the amount of U.S. net operating loss that it is entitled to utilize since Fiscal 2001. As a result of this recalculation, the total amount of the U.S. Federal net operating loss carryforwards not subject to the annual limitation was approximately $366.6 million at October 28, 2006. The U.S. state limitations vary by taxing jurisdiction.

At least annually, we reassess our position on the creation and continuation of valuation allowances and adjust the allowance balances where we feel it appropriate based upon past, current, and projected profitability in the various geographical areas in which we conduct business and available tax strategies. Additionally, the U.S. carryforwards were reduced upon emergence from bankruptcy due to the rules and regulations in the Internal Revenue Code related to cancellation of indebtedness income that is excluded from taxable income. These adjustments are included in the net operating loss values detailed above.

At October 28, 2006, our net deferred tax asset, including loss and credit carryforwards and including valuation allowances, was $353.0 million. We have reviewed the realization of net operating losses, tax credits, and net other deferred tax assets in each statutory location in which we conduct our business and established valuation allowances against those net deferred tax assets whose realizability we have determined does not meet the more likely than not criteria of Financial Accounting Standards Board No. 109, “Accounting for Income Taxes.” The continued need for valuation allowances will be assessed at least annually to determine the propriety of recognizing additional deferred tax assets. Additionally, our emergence from bankruptcy in Fiscal 2001 did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for our tax reporting. Therefore, the fresh start adjustments created new deferred tax items, which have been recognized concurrently with the recognition of the respective fresh start accounting adjustments since Fiscal 2001 and into Fiscal 2006.

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

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

value until exhausted, then other intangibles until exhausted, and thereafter are reported as additional paid in capital. Consequently, we will recognize cash tax savings in the year of asset recognition without the corresponding benefit to income tax expense.

Similar to the treatment of pre-emergence deferred tax valuation allowances, amounts accrued pre-emergence relating to future income tax contingencies also require special treatment under fresh start accounting. Reversals of tax contingency reserves that are no longer required due to the resolution of the underlying tax issue and were recorded at the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter are reported as an adjustment to income tax expense.

All other intangibles recorded under fresh start accounting have been reduced to zero. All future reversals of pre-emergence valuation allowances will be reversed to paid in capital. Future reversals of accruals related to pre-emergence tax contingencies will be recognized as a component of income tax expense in the period reversed.

Each of these types of reserves were reviewed during the current year and adjusted to the required ending balances. Based on this analysis, valuation allowances of $161.1 million were reversed relating to pre-emergence and post-emergence deferred income tax assets ($65.5 million and $95.6 million, respectively) related to U.S. Federal net deferred income tax assets and $33.4 were reversed relating to pre-emergence and post-emergence deferred income tax assets ($15.3 million and $18.1 million, respectively) related to Australian net deferred income tax assets. Valuation allowances relating to pre-emergence U.S. state deferred income tax assets of $2.0 million were also reversed in Fiscal 2006. The reversal of valuation allowances related to pre-emergence deferred income tax assets was recorded as additional paid in capital. The reversal of valuation allowances related to the post-emergence deferred income tax assets is recorded as a tax benefit of $110.4 million through our provision for income taxes. Included in the tax benefit is $79.5 million related to the reversal of valuation allowances initially recorded as part of our minimum pension liability within accumulated other comprehensive income. If the related pension plan is terminated in the future, the remainder of the accumulated loss would be recorded in the income statement without a full tax benefit.

As of October 28, 2006, U.S. income taxes, net of foreign taxes paid or payable, have not been provided on the undistributed profits of foreign subsidiaries as all undistributed profits of foreign subsidiaries are deemed to be permanently reinvested outside of the U.S. It is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Such unremitted earnings of subsidiaries which have been or are intended to be permanently reinvested were $400.0 million at October 28, 2006.

Cash taxes paid for Fiscal 2004, Fiscal 2005, and Fiscal 2006 were $13.7 million, $14.4 million, and $37.8 million, respectively.

6.	Accounts Receivable

Consolidated accounts receivable consisted of the following:

	October 28,	October 29,
In thousands	2006	2005

Trade receivables	$378,944	$297,694
Unbilled receivables (due within one year)	58,112	59,602
Allowance for doubtful accounts	(5,626)	(5,795)

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

$431,430	$351,501

We provide for doubtful accounts on a specific account identification basis.

7.	Inventories

Consolidated inventories consisted of the following:

	October 28,	October 29,
In thousands	2006	2005

Finished goods	$358,785	$292,786
Work-in-process and purchased parts	207,660	192,344
Raw materials	73,489	63,065

	$639,934	$548,195

8.	Warranties

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

The following table reconciles the changes in the product warranty reserve:

	Fiscal	Fiscal
In thousands	2006	2005
Balance, beginning of year	$34,183	$31,259
Accrual for warranty expensed during the year	21,730	22,071
Settlements made during the year	(18,238)	(17,716)
Change in liability for pre-existing warranties
during the year, including expirations	(69)	83
Effect of foreign currency translation	173	(974)
Acquisitions/(dispositions)	1,150	(540)
Balance, end of year	$38,929	$34,183

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

9.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations in accordance with SFAS No. 128:

	Fiscal	Fiscal	Fiscal
In thousands except per share amounts	2006	2005	2004

Numerator:
Income from continuing operations	$414,856	$146,921	$55,456
Income (loss) from discontinued operations	-	1,128	(134)
Cumulative effect of accounting change	1,565	-	-
Net income	$416,421	$148,049	$55,322

Denominator:
Denominator for basic earnings per share -
Weighted average shares	121,682	121,121	117,277
Effect of dilutive securities:
Stock options, restricted stock and
performance units	1,594	2,322	3,377
Denominator for diluted earnings per share -
Adjusted weighted average shares and
assumed conversions	123,276	123,443	120,654

Basic earnings per share
Continuing operations	$3.41	$1.21	$0.47
Discontinued operations	-	0.01	-
Cumulative effect	0.01	-	-
Net income	$3.42	$1.22	$0.47

Diluted earnings per share
Continuing operations	$3.37	$1.19	$0.46
Discontinued operations	-	0.01	-
Cumulative effect	0.01	-	-
Net income	$3.38	$1.20	$0.46

10.	Pensions and Other Employee Benefits

The Company and its subsidiaries have a number of defined benefit, defined contribution and government mandated pension plans covering substantially all employees. Benefits from these plans are based on factors that include various combinations of years of service, fixed monetary amounts per year of service, employee compensation during the last years of employment and the recipient’s social security benefit. Our funding policy with respect to qualified plans is to contribute annually not less than the minimum required by applicable law and regulation nor more than the amount which can be deducted for income tax purposes. We also have an unfunded nonqualified supplemental pension plan that is based on credited years of service and compensation during the last years of employment. For our qualified and non-qualified pension plans and the post-retirement welfare plans, we use the last Saturday closest to October 31 as our measurement date which coincides with our fiscal year end.

Certain plans outside the United States, which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of October 28, 2006 and October 29, 2005.

We also have a defined contribution benefit plan (401(k) plan). Substantially every U.S. employee of the Company (except any employee who is covered by a collective bargaining agreement which does not provide for such employee’s participation in the plan) is eligible to participate in the plan. Under the terms of the plan, the Company generally matches 25% of participant salary reduction contributions up to the first 6% of the participant’s compensation, subject to limitations. We recognized costs for matching contributions of $2.0 million, $1.7 million, and $1.5 million, for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

We decreased our minimum pension liabilities in Fiscal 2006 by $42.4 million primarily due to the sale of Horsburgh and Scott and to recognize the decrease in the unfunded accumulated benefit obligations due to better than expected return on assets. We recorded additional minimum pension liabilities of $35.9 million in Fiscal 2005 to recognize the unfunded accumulated benefit obligations of certain plans. Corresponding amounts are required to be recognized as intangible assets to the extent of the unrecognized prior service cost and the unrecognized net transition obligation on an individual plan basis. Any excess of the minimum pension liability above the intangible asset is recorded as a separate component and reduction in shareholders’ equity. The balance of $217.7 million and $260.2 million in Fiscal 2006 and Fiscal 2005, respectively, were included in shareholders’ equity.

Total pension expense for all defined benefit plans was $36.5 million, $22.6 million and $22.0 million for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively. Total pension expense for all defined contribution plans was $4.5 million, $3.8 million and $3.8 million for Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

Net periodic pension costs for U.S. plans and plans of subsidiaries outside the United States included the following components:

	U.S. Pension Plans			Non-U.S. Pension Plans
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
In thousands	2006	2005	2004	2006	2005	2004

Components of Net
Periodic Benefit Cost

Service cost	$14,305	$12,944	$11,389	$7,441	$5,893	$5,529
Interest cost	47,065	43,079	42,990	29,093	27,729	27,140
Expected return on assets	(49,983)	(48,363)	(42,113)	(33,784)	(32,664)	(32,855)
Amortization of:
Prior service cost	501	442	361	1	1	1
Actuarial loss	13,972	10,412	6,676	7,899	3,132	2,840

Total net periodic benefit cost	$25,860	$18,514	$19,303	$10,650	$4,091	$2,655

Changes in the projected benefit obligations and pension plan assets relating to the Company’s defined benefit pension plans together with a summary of the amounts recognized in the Consolidated Balance Sheet are set forth in the following table:

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

	U.S. Pension Plans		Non-U.S. Pension Plans
	October 28,	October 29,	October 28,	October 29,
In thousands	2006	2005	2006	2005
Change in Benefit Obligations
Net benefit obligations at beginning of year	$823,374	$759,606	$551,506	$499,302
Service cost	14,305	12,944	7,441	5,893
Interest cost	47,065	43,079	29,093	27,729
Plan participants' contributions	-	-	1,591	1,469
Plan amendments	673	264	-	-
Actuarial loss (gain)	5,450	45,171	24,510	56,563
Divestiture	(11,213)	-	-	-
Currency fluctuations	-	-	32,175	(18,107)
Gross benefits paid	(38,835)	(37,690)	(23,307)	(21,343)
Net benefit obligations at end of year	$840,819	$823,374	$623,009	$551,506

Change in Plan Assets
Fair value of plan assets at beginning of year	$617,059	$541,241	$458,740	$428,683
Actual return on plan assets	84,344	62,906	48,791	55,559
Currency fluctuations	-	-	26,364	(15,182)
Employer contributions	1,252	50,602	12,992	9,554
Divestiture	(6,200)	-	1,591	-
Plan participants' contributions	-	-	-	1,469
Gross benefits paid	(38,835)	(37,690)	(23,307)	(21,343)
Fair value of plan assets at end of year	$657,620	$617,059	$525,171	$458,740

Funded Status, Realized and Unrealized Amounts
Funded status at end of year	$(183,199)	$(206,315)	$(97,838)	$(92,765)
Unrecognized net actuarial loss	171,442	218,530	147,571	137,740
Unrecognized prior service cost	4,224	4,051	15	16
Net amount recognized at end of year	$(7,533)	$16,266	$49,748	$44,991

Amounts Recognized in the Consolidated
Balance Sheet Consist of:
Prepaid benefit cost	$12,724	$35,713	$56,664	$51,595
Deferred tax asset	7,273	7,273	7,636	7,636
Accrued benefit liability	(20,257)	(19,447)	(6,916)	(6,605)
Additional minimum liability	(134,602)	(182,628)	(102,389)	(96,721)
Intangible asset	4,375	4,233	15	16
Accumulated other comprehensive loss	122,954	171,122	94,738	89,070

Net amount recognized at end of year	$(7,533)	$16,266	$49,748	$44,991

Accumulated Benefit Obligation	$799,755	$783,273	$575,983	$508,188

The principal assumptions used in determining the funded status and net periodic benefit cost of our pension plans are set forth in the following tables. The assumptions for non-U.S. plans were developed on a basis

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

Significant assumptions used in determining net periodic benefit cost as of the fiscal year ended are as follows (in weighted averages):

	U.S. Pension Plan			Non-U.S. Pension Plans
	2006	2005	2004	2006	2005	2004

Discount rate	5.80%	5.75%	6.25%	5.07%	5.59%	5.92%
Expected return on plan assets	8.75%	9.00%	9.00%	7.31%	7.55%	7.60%
Rate of compensation increase	4.25%	3.75%	3.75%	4.01%	4.03%	4.12%

Significant assumptions used in determining benefit obligations as of the fiscal year ended are as follows (in weighted averages):

	U.S.		Non-U.S.
	Pension Plan		Pension Plans
	2006	2005	2006	2005

Discount rate	5.85%	5.80%	4.97%	5.07%
Rate of compensation increase	4.25%	4.25%	4.03%	4.01%

The defined benefit plans had the following target allocation and weighted-average asset allocations as of October 28, 2006 and October 29, 2005.

	Percentage of Plan Assets
	U.S. Pension Plan			Non-U.S. Pension Plans
	Target	Fiscal	Fiscal	Target	Fiscal	Fiscal
Asset Category	Allocation	2006	2005	Allocation	2006	2005
Equity Securities	58%	58%	58%	49%	52%	52%
Debt Securities	32%	32%	31%	41%	39%	39%
Other	10%	10%	11%	10%	9%	9%
Total	100%	100%	100%	100%	100%	100%

The plans assets are invested to maximize funded ratios over the long-term while managing the risk that funded ratios fall meaningfully below 100%. This objective to maximize the plan's funded ratio is based on a long-term investment horizon, so that interim fluctuations should be viewed with appropriate perspective.

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

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

	U.S.	Non-U.S.
In thousands	Pension Plans	Pension Plans

2007	$39,560	$23,736
2008	40,799	25,611
2009	42,423	25,567
2010	44,175	25,873
2011	45,971	26,747
2012 - 2016	267,286	143,574

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

	Projected Benefit		Accumulated Benefit
	Obligation Exceeds		Obligation Exceeds
	the Fair Value		the Fair Value
	of Plan's Assets		of Plan's Assets
In thousands	2006	2005	2006	2005

Projected Benefit Obligation	$1,454,691	$1,364,924	$1,417,173	$1,333,178
Accumulated Benefit Obligation	1,368,209	1,284,328	1,334,506	1,255,655
Fair Value of Plan Assets	1,169,646	1,063,336	1,134,816	1,032,783

For the fiscal year ending October 26, 2007, we expect to voluntarily contribute between $15 million and $20 million to our employee pension plans.

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

The components of the net periodic benefit cost associated with our postretirement benefit plans (other than pensions), all of which relate to operations in the U.S., are as follows:

	Fiscal	Fiscal	Fiscal
In thousands	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$143	$169	$149
Interest cost	2,920	2,867	3,143
Amortization of actuarial (gain) loss	566	208	193

Total net periodic benefit cost
of continuing operations	$3,629	$3,244	$3,485

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

The following table sets forth the benefit obligations, plan assets, funded status and amounts recognized in our Consolidated Balance Sheets:

	Fiscal	Fiscal
In thousands	2006	2005

Change in Benefit Obligations
Net benefit obligations at beginning of year	$55,882	$52,020
Service cost	143	169
Interest cost	2,920	2,867
Plan amendment	2,197	-
Actuarial (gain) loss	(1,833)	4,879
Gross benefits paid	(3,519)	(4,053)
Net benefit obligations at end of year	$55,790	$55,882

Change in Plan Assets
Fair value of plan assets at beginning of year	$-	$-
Employer contributions	5,301	4,053
Gross benefits paid	(3,519)	(4,053)
Fair value of plan assets at end of year	$1,782	$-

Funded Status, Recognized and Unrecognized Amounts
Funded status at end of year	$(54,008)	$(55,882)
Unrecognized net actuarial loss	5,929	8,328
Unrecognized prior service cost	(494)	-
Net amount recognized at end of year	$(48,573)	$(47,554)

Amounts recognized in the Consolidated
Balance Sheet consist of:
Accrued benefit liability
- short term portion	$(4,428)	$(4,050)
- long term portion	(44,145)	(43,504)
Net amount recognized at end of year	$(48,573)	$(47,554)

The following postretirement benefit payments (which include expected future service) are expected to be paid in each of the following fiscal years.

	Prior to	After	Impact of
	Medicare	Medicare	Medicare
In thousands	Part D	Part D	Part D

2007	$4,598	$4,428	$170
2008	5,249	5,078	171
2009	5,251	5,081	170
2010	5,265	5,100	165
2011	5,156	4,998	158
2012 - 2015	21,929	21,291	638

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

For postretirement benefit obligation measurement purposes, the weighted average discount rate is 5.70 % and 5.60% for Fiscal 2006 and Fiscal 2005, respectively, and the assumed annual rate of increase in the per capita cost of covered health care benefits is 9% and 10% for Fiscal 2006 and 2005, respectively. The annual increase in the per capita cost of covered health care benefits rate is assumed to decrease 1% per year to an ultimate 5% by Fiscal 2010, and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of October 28, 2006 by $3.7 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would increase by $.2 million. A one percentage point decrease in the assumed health care cost trend rates each year would decrease the accumulated postretirement benefit obligation as of October 28, 2006 by $3.3 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would decrease by $.2 million. Postretirement life insurance benefits have a minimal effect on the total benefit obligation.

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

We have two retiree medical plans that qualify for the federal subsidy. We have recognized the impact of the Act in our calculation of accumulated benefit obligation as of October 29, 2005 and October 28, 2006. The Act decreased our accumulated benefit obligation by approximately $1.4 million as of October 29, 2005 and approximately $1.5 million as of October 28, 2006. The Act decreased the Fiscal 2006 net periodic benefit cost for retiree welfare plans by approximately $0.1 million as compared with the amount calculated without considering the effects of the subsidy.

12.	Share Based Compensation

Effective October 30, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share Based Payments” (“SFAS 123(R)”) using the modified prospective transition method. SFAS 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Compensation expense is recognized using the straight-line method over the vesting period of the award.

Our stock incentive plan authorizes the grant of up to 18.1 million stock options, performance shares, restricted stock units and other stock-based awards to officers, employees and directors. As of October 28, 2006 share based payment grants aggregating approximately 15.7 million shares of common stock had been made to approximately 320 individuals. We have historically issued new common stock in order to satisfy share based payment awards and plan to do so to satisfy future awards.

Prior to the adoption of SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). As a result of adopting SFAS 123(R), we recorded a cumulative effect of a change in accounting principle related to the performance share award program. The cumulative effect of a change in accounting principle added $1.6 million (net of taxes of $0.8 million) or $.01 a share to net income for Fiscal 2006. Under APB 25, we recorded share based payment expense related to performance share awards and restricted stock units. For performance share awards, we recorded compensation expense over the vesting period of the underlying common stock based on the market value of the underlying stock throughout the vesting period. For

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

restricted stock unit awards, we recorded compensation expense based on the grant date market value of the underlying common stock.

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

The total stock-based compensation expense we recognized for Fiscal 2006, 2005 and 2004 was approximately $10.9 million, $17.1 million and $14.5 million, respectively. The corresponding income tax benefit recognized related to the stock-based compensation expense was approximately $3.1 million, $6.0 million and $5.2 million, respectively. As of October 28, 2006, we have unrecognized expense related to share based payments of $12.1 million, which we expect to recognize over a weighted average period of approximately 2.1 years.

As a result of adopting SFAS 123(R), our income from continuing operations before income taxes, net income and basic and diluted earnings per share for Fiscal 2006 was not significantly different than if we had continued to account for stock-based compensation under APB 25.

Stock Options

We have granted non-qualified stock options to purchase our common stock at prices equal to the fair market value of the stock on the grant dates. As of October 28, 2006, stock option grants aggregating approximately 13.5 million shares of common stock had been made to approximately 320 individuals. Stock options vest ratably on one-year anniversary dates over three years and expire ten years from the grant date. Options to purchase 202,500 shares have also been granted to our outside directors.

The fair value of the stock awards is the estimated fair value at grant date using the Black Scholes valuation model with weighted average assumptions and the resulting estimated fair value as follows:

	Fiscal	Fiscal	Fiscal
	2006	2005	2004

Risk free interest rate	4.5%	3.5%	4.2%
Expected volatility	0.34	0.47	0.51
Expected life	3.1	4.0	5.0
Dividend yield	1.45%	1.17%	1.14%
Weighted average estimated fair value at grant date	$8.54	$6.53	$5.23

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

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

A summary of stock option activity under all plans is as follows:

			Weighted-
(Dollars in thousands except per share amounts)		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual	Intrinsic
	Options	Per Share	Term	Value

Outstanding at November 1, 2003	9,739,881	$6.61

Options granted	1,137,825	11.78
Options exercised	(6,449,155)	7.34
Options forfeited or cancelled	(93,656)	6.91

Outstanding at October 30, 2004	4,334,895	7.52

Options granted	1,116,750	17.63
Options exercised	(1,696,612)	7.07
Options forfeited or cancelled	(82,383)	9.73

Outstanding at October 29, 2005	3,672,650	10.75

Options granted	708,625	32.13
Options exercised	(1,731,799)	8.16
Options forfeited or cancelled	(100,000)	19.70

Outstanding at October 28, 2006	2,549,476	$18.10	7.7	$58,750
Exercisable at October 28, 2006	847,508	$9.58	6.4	$26,524

The total intrinsic value of options exercised during Fiscal 2006, 2005 and 2004 was $68.3 million, $29.4 million and $34.6 million, respectively. The total fair value of options vested during Fiscal 2006, 2005 and 2004 was $5.7 million, $3.5 million and $11.2 million, respectively.

Restricted Stock Units

We grant restricted stock units to certain employees and to all non-employee members of our Board of Directors (“Directors”). Restricted stock units granted to employees vest over a five-year period with one-third vesting on the third, fourth and fifth anniversaries of the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered to the individual as the units vest. On January 21, 2004, November 15, 2004, November 15, 2005 and May 1, 2006 grants of 106,796, 77,850, 47,625 and 5,000 restricted stock units were made to certain executive officers and key employees. Restricted stock units granted to Directors vest one year from the grant date and provide that a number of shares of common stock equivalent to the restricted stock units will be delivered to the individual director one year after their service on the Board of Directors terminates. On February 25, 2003, February 24, 2004, February 22, 2005 and February 23, 2006 restricted stock unit grants of 12,560, 4,858, 3,081 and 1,330, respectively, were made to each of our six outside directors. Dividends accrue on all restricted stock units and vest consistent with the underlying award. In the event of a change in control, the units will be paid out in cash based on the market price of the common stock as of the date of the change in control.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

A summary of restricted stock unit activity under all plans is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Units	Fair Value

Outstanding at October 29, 2005	312,993	$10.63

Units granted	60,605	36.79
Units earned from dividends	3,702	43.87
Units forfeited	(14,418)	17.99

Units not yet vested at October 28, 2006	362,882	$15.05

Performance Shares

The performance share award programs under our stock incentive plans provide long-term incentive compensation opportunities to certain senior executives and other managers. Up to approximately 430,000 shares of common stock may be earned by the participating executives under these performance share award programs if at the end of a three-year award cycle our financial performance over the course of the cycle exceeds certain threshold amounts. For our 2004 and 2005 performance share award programs, the performance measure is cumulative net cash flow as defined in the performance award agreements. For our 2006 performance share award program, the performance measure for senior executive officers is return on equity and the performance measure for all other participants is EBIT (earnings before income taxes) margin, each as defined in the respective performance award agreements. Each performance share represents the right to earn one share of common stock. Awards can range from 0% to 150% (or, in certain cases, 180%) of the target award opportunities and may be paid out in stock, cash or a combination of stock and cash as determined by the Human Resources and Nominating Committee of the Board of Directors. In the event of a change in control, the performance shares are paid out in cash based on the greater of actual performance or target award. The final awards for the Fiscal 2004 performance share program amounted to 180,618 shares and will be paid out entirely in stock beginning in January 2007.

A summary of performance share activity under all plans is as follows:

		Weighted-
		Average	Aggregate
	Number of	Grant Date	Intrinsic
	Shares	Fair Value	Value

Outstanding at October 29, 2005	859,873	$8.44

Shares granted	74,825	32.86
Target increase	81,834	29.25
Shares distributed	(214,253)	4.71	$9,251
Shares deferred	(372,153)	4.71	$16,069
Shares forfeited	(9,006)	15.40

Shares not yet awarded at October 28, 2006	421,120	$21.87

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

As of October 29, 2005, awards under the stock incentive plan were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Fiscal	Fiscal
In thousands except per share data	2005	2004

Net income, as reported	$148,049	$55,322
Add:
Compensation expense included
in reported net income, net of
related tax effect	11,116	9,363
Deduct:
Compensation expense determined
under SFAS No. 123, net of related taxes	(7,979)	(9,097)
Pro forma net income	$151,186	$55,588

Net income per share
As reported
Basic	$1.22	$0.47
Diluted	$1.20	$0.46

Pro forma
Basic	$1.25	$0.47
Diluted	$1.22	$0.46

13.	Shareholders’ Equity

We have 150,000,000 shares of authorized common stock, par value $1.00 per share, 50,000,000 of which were distributed in connection with our July 12, 2001 emergence from bankruptcy. The last distribution of 1,233,423 shares (2,775,111 shares after January 21, 2005 and December 12, 2005 stock splits) was distributed starting on January 28, 2005 in accordance with the Plan of Reorganization.

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

Under our share repurchase program, management is authorized to repurchase up to $1.0 billion in shares in the open market or through privately negotiated transactions until December 31, 2008. We have repurchased

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

approximately $295.5 million of common stock, representing 6,146,752 shares, under the program in Fiscal 2006.

On November 15, 2005 our Board of Directors declared a three-for-two split of our common shares, payable on December 12, 2005 to shareholders of record on November 28, 2005. In connection with the stock split, each holder of Joy Global common stock received one share of Joy Global common stock for each two shares of such stock owned. Cash was distributed in lieu of fractional shares. New shares were issued by our transfer agent, and began trading on the Nasdaq National Market on a split-adjusted basis on December 13, 2005. Except on the Consolidated Statement of Shareholders’ Equity, all previously reported earnings per share, share amounts, and stock price data have been adjusted for this split.

14.	Operating Leases

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

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $16.7 million, $16.3 million and $16.9 million for Fiscal 2006, Fiscal 2005, and Fiscal 2004, respectively.

At October 28, 2006, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance were as follows:

In thousands

2007	$12,718
2008	9,252
2009	6,033
2010	2,462
2011	1,480
Thereafter	7,646
Total	$39,591

15.	Reorganization Items

Reorganization items include income, expenses and losses that were realized or incurred by the Predecessor Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code.

Net reorganization items for Fiscal 2006, Fiscal 2005 and Fiscal 2004 consisted of the following:

	Fiscal	Fiscal	Fiscal
In thousands - (income) expense	2006	2005	2004

Distribution from the Beloit Liquidating Trust	$-	$-	$(2,856)
Beloit Liquidating Trust settlement	-	-	(2,336)
Beloit U.K. claim settlement	(7,042)	(1,092)	(1,774)
Professional fees directly related to the reorganization	220	826	1,165
Professional fees reimbursement	-	(1,500)	-
Legal reserve reversal	-	(1,422)	-
Other - net	-	378	(1,041)
Net reorganization items	$(6,822)	$(2,810)	$(6,842)

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

16.	Discontinued Operations and Held for Sale Assets and Liabilities

During the fourth quarter of Fiscal 2005, The Horsburgh & Scott Co. (“H&S”), a wholly owned subsidiary of the Company, was classified as held for sale. H&S is a premier designer and manufacturer of industrial gears and gear drives and was classified as part of the Surface Mining Equipment segment.

In November 2005, we concluded the sale of the stock of H&S to members of the management team for cash and a note receivable of approximately $12.0 million. The gain on the sale of $1.5 million will be deferred until realizability is reasonably assured and is presented as a contra account to the note receivable. The major classes of assets included in the consolidated balance sheets as assets held for sale and held for sale liabilities are disclosed below. Approximately $3.4 million was recorded as accumulated other comprehensive income at October 29, 2005 relating to the minimum pension liability associated with H&S, all of which has been derecognized upon conclusion of the sale.

October 29,
In thousands	2005

Assets held for sale:
Cash	$58
Accounts receivable	6,993
Inventories	10,789
Other current assets	62
Deferred tax asset	1,804
Property, plant and equipment, net	7,295
Total assets held for sale	$27,001

Held for sale liabilities:
Accounts payable	$2,928
Employee compensation and benefits	1,955
Advance payments and progress billings	8,843
Other accounts payable and accruals	3,107
Accrued pension costs	4,150
Total held for sale liabilities	$20,983

H&S is classified as a discontinued operation and the Consolidated Statements of Income for all prior periods have been reclassified to reflect the discontinuance of operations. The operating results of H&S for all periods is as follows (dollars in thousands):

	Fiscal Years Ended
	October 29,	October 30,
	2005	2004

Net sales	$39,418	$32,810

Income (loss) before income taxes	$2,073	$(165)
(Provision) benefit for income taxes	(945)	31

Discontinued operations, net of tax	$1,128	$(134)

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

H&S meets the definition of a variable interest entity (“VIE”) in accordance with FASB Interpretation No. 46, “ Consolidation of Variable Interest Entities – an Interpretation on ARB No. 51 (“FIN 46”). We are not required to consolidate the VIE based on the requirements of the interpretation as we are not the primary beneficiary of the residual interests in the VIE. The note receivable related to the sale of H&S was $10.9 million as of October 28, 2006.

17.	Stamler Acquisition

On July 31, 2006, we completed the acquisition of the net assets of the Stamler mining equipment business from the Oldenburg Group, Inc. for approximately $117 million in cash. Stamler manufactures products used primarily in underground coal mining applications, including feeder breakers, battery haulers, and continuous haulage systems. The Stamler business is in line with our previously stated objective of adding “bolt on” products and services to our existing businesses. Proforma statements of income including the Stamler business are not materially different than current presentation.

Following is a condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

Current Assets	$57,692
Property, Plant & Equipment	3,874
Other Intangible Assets	72,290
Goodwill	3,675

Total Assets	$137,531

Current Liabilities	$(20,153)

Net Assets Acquired	$117,378

We are still in the process of finalizing third-party valuations of certain intangible assets; accordingly, allocation of the purchase price is subject to modification in the future. Any such modification is not expected to be significant.

Of the $72.3 million of intangible assets acquired, $21.5 million has been assigned to trademarks which is not being amortized. The $50.8 million balance of acquired intangibles assets has been assigned to the following categories and are being amortized over a weighted-average estimated useful life of 15 years:

Engineering Drawings	$2,900
Customer Relationships	31,000
Patents	5,600
Backlog	5,990
Non-compete agreement	5,300

$50,790

Goodwill of $3.7 million arising in the acquisition has been allocated to the Underground Mining Machinery segment. All of the goodwill is expected to be deductible for income tax purposes.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

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

At October 28, 2006, we were contingently liable to banks, financial institutions and others for approximately $145.2 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $145.2 million, approximately $6.1 million remains in place and is substantially attributable to remaining workers compensation obligations of Beloit Corporation and $12.8 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity of the Company.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of October 28, 2006, the nominal or face value of forward foreign exchange contracts, in absolute U.S. dollar equivalent terms, was $171.3 million.

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

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

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

The estimated fair values of financial instruments at October 28, 2006 and October 29, 2005 are as follows:

In thousands	Carrying Value	Fair Value

Fiscal 2006
Cash and cash equivalents	$101,254	$101,254
Credit Facility	97,000	97,000
8.75 % Senior Subordinated Notes	48	48
Other borrowings	6,263	6,263
Forward exchange contracts	3,721	3,721

Fiscal 2005
Cash and cash equivalents	$143,917	$143,917
8.75 % Senior Subordinated Notes	48	48
Other borrowings	2,619	2,619
Forward exchange contracts	(1,602)	(1,602)

The fair values of forward exchange contracts at October 28, 2006 are analyzed in the following table of U.S. dollar equivalent terms:

	Maturing in 2007
In thousands	Buy	Sell

U.S. Dollar	$845	$2,075
Australian Dollar	240	(10)
British Pound Sterling	618	(2)
South African Rand	(185)	-
Euro	(12)	-
Brazilian Real	215	-
Japanese Yen	(63)	-

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

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

significant. We often require and receive letters of credit or bank guarantees as collateral for our credit sales, especially when the customer is located outside the United States and other developed markets.

20.	Subsequent Events

On November 14, 2006, our Board of Directors declared a cash dividend of $0.15 per outstanding share of common stock. The dividend will be paid on December 19, 2006 to all stockholders of record at the close of business on December 5, 2006. This represents a 33% increase from the previous quarterly rate of $0.1125 per share.

Under our share repurchase program, we have repurchased approximately $189.4 million of common stock, representing 4.4 million shares, under the program from October 30, 2006 through December 13, 2006.

In December 2006, we acquired the assets of Donnelly Pty Limited, a small motor rebuild operation in Australia for a total cost of approximately $12 million.

21.	Segment Information

Business Segment Information

At October 28, 2006, we had two reportable segments, underground mining machinery (Joy) and surface mining equipment (P&H). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. The accounting policies of the segments are the same as those described in Note 2 - Significant Accounting Policies. Operating income (loss) of segments does not include interest income or expense and provision for income taxes. Identifiable assets are those used in our operations in each segment. Corporate assets consist primarily of deferred financing costs, cash and cash equivalents, deferred income taxes and prepaid benefit cost.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

			Depreciation
	Net	Operating	and	Capital	Total
In thousands	Sales	Income (Loss)	Amortization	Expenditures	Assets
Fiscal 2006
Underground Mining	$1,424,803	$307,404	$26,171	$23,183	$969,601
Surface Mining	976,907	165,125	15,015	25,789	597,284
Total operations	2,401,710	472,529	41,186	48,972	1,566,885
Corporate	-	(30,132)	371	94	387,120
Total	$2,401,710	$442,397	$41,557	$49,066	$1,954,005

Fiscal 2005
Underground Mining	$1,132,334	$187,288	$24,755	$23,906	$764,593
Surface Mining	795,140	114,375	15,189	14,533	505,330
Total operations	1,927,474	301,663	39,944	38,439	1,269,923
Corporate	-	(34,973)	1,546	26	351,604
Total Continuing
Operations	1,927,474	266,690	41,490	38,465	1,621,527
Discontinued Operation	39,418	2,073	1,819	288	27,001
Total	$1,966,892	$268,763	$43,309	$38,753	$1,648,528

Fiscal 2004
Underground Mining	$820,121	$91,376	$28,012	$11,914	$641,053
Surface Mining	579,236	53,354	16,052	8,835	406,094
Total operations	1,399,357	144,730	44,064	20,749	1,047,147
Corporate	-	(36,884)	3,345	-	367,227
Total Continuing
Operations	1,399,357	107,846	47,409	20,749	1,414,374
Discontinued Operation	32,810	(165)	1,958	386	25,985
Total	$1,432,167	$107,681	$49,367	$21,135	$1,440,359

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

Geographical Segment Information

			Sales to		Long-
	Total	Interarea	Unaffiliated	Operating	Lived
In thousands	Sales	Sales	Customers	Income (Loss)	Assets

Fiscal 2006
United States	$1,498,329	$(327,719)	$1,170,610	$285,009	$166,491
Europe	524,266	(162,131)	362,135	113,650	95,871
Australia	419,850	(14,854)	404,996	71,823	21,751
Other Foreign	488,211	(24,242)	463,969	87,272	23,502
Interarea Eliminations	(528,946)	528,946	-	(85,225)	-
	$2,401,710	$-	$2,401,710	$472,529	$307,615

Fiscal 2005
United States	$1,149,126	$(279,334)	$869,792	$194,852	$170,768
Europe	447,290	(118,625)	328,665	53,153	78,958
Australia	316,496	(11,126)	305,370	30,886	27,449
Other Foreign	438,935	(15,288)	423,647	68,546	23,017
Interarea Eliminations	(424,373)	424,373	-	(45,774)	-
	$1,927,474	$-	$1,927,474	$301,663	$300,192

Fiscal 2004
United States	$830,832	$(191,415)	$639,417	$88,241	$142,871
Europe	270,887	(60,102)	210,785	24,870	75,123
Australia	223,244	(7,434)	215,810	12,574	25,455
Other Foreign	337,580	(4,235)	333,345	50,493	23,593
Interarea Eliminations	(263,186)	263,186	-	(31,448)	-
	$1,399,357	$-	$1,399,357	$144,730	$267,042

Product Information

In thousands	Fiscal 2006	Fiscal 2005	Fiscal 2004

Original equipment	$937,822	$716,798	$437,556
Aftermarket	1,463,888	1,210,676	961,801
Total revenues	$2,401,710	$1,927,474	$1,399,357

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

22.	Subsidiary Guarantors

The following tables present condensed consolidated financial information for Fiscal 2006, Fiscal 2005 and Fiscal 2004 for; (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes issued in November 2006, which include Joy Technologies Inc. and P&H Mining Equipment Inc. (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

Condensed Consolidated

Statement of Income

Fiscal Year Ended October 28, 2006

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$1,494,959	$1,435,697	$(528,946)	$2,401,710

Cost of sales	-	1,044,966	1,045,104	(443,479)	1,646,591

Product development, selling
and administrative expenses	29,739	167,618	124,474	-	321,831
Other income	-	27,575	(36,684)	-	(9,109)
Restructuring charges	-	-	-	-	-
Operating income (loss)	(29,739)	254,800	302,803	(85,467)	442,397

Intercompany items	3,332	(36,298)	(41,253)	74,219	-
Interest income (expense) - net	(3,600)	618	4,120	-	1,138
Loss on early retirement of debt	-	-	-	-	-
Income (loss) from continuing operations
before reorganization items	(30,007)	219,120	265,670	(11,248)	443,535

Reorganization items	6,822	-	-	-	6,822

Income (loss) from continuing operations
before income taxes and equity	(23,185)	219,120	265,670	(11,248)	450,357

Provision (benefit) for income taxes	(131,929)	119,021	48,409	-	35,501
Equity in income (loss) of subsidiaries	306,112	88,846	40,975	(435,933)	-

Income (loss) from continuing operations	414,856	188,945	258,236	(447,181)	414,856

Income (loss) from discontinued operations	-	-	-	-	-

Income before cumulative effect of changes
in accounting principle	414,856	188,945	258,236	(447,181)	414,856

Cumulative effect of changes in accounting
principle	1,565	-	-	-	1,565

Net Income	$416,421	$188,945	$258,236	$(447,181)	$416,421

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

Condensed Consolidated

Statement of Income

Fiscal Year Ended October 29, 2005

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$1,145,446	$1,207,766	$(425,738)	$1,927,474

Cost of sales	-	800,007	945,453	(379,964)	1,365,496

Product development, selling
and administrative expenses	33,728	148,103	116,073	-	297,904
Other income	-	26,283	(29,748)	-	(3,465)
Restructuring charges	-	849	-	-	849
Operating income (loss)	(33,728)	170,204	175,988	(45,774)	266,690

Intercompany items	(2,238)	(16,987)	(19,484)	38,709	-
Interest income (expense) - net	(11,930)	(37)	2,351	-	(9,616)
Loss on early retirement of debt	(32,431)	-	-	-	(32,431)
Income (loss) from continuing operations
before reorganization items	(80,327)	153,180	158,855	(7,065)	224,643

Reorganization items	1,371	1,422	17	-	2,810

Income (loss) from continuing operations
before income taxes and equity	(78,956)	154,602	158,872	(7,065)	227,453

Provision (benefit) for income taxes	(3,768)	74,730	9,570	-	80,532
Equity in income (loss) of subsidiaries	223,237	108,839	18,609	(350,685)	-

Income (loss) from continuing operations	148,049	188,711	167,911	(357,750)	146,921

Income (loss) from discontinued operations	-	1,128	-	-	1,128

Income before cumulative effect of changes
in accounting principle	148,049	189,839	167,911	(357,750)	148,049

Cumulative effect of changes in accounting
principle	-	-	-	-	-

Net Income	$148,049	$189,839	$167,911	$(357,750)	$148,049

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

Condensed Consolidated

Statement of Income

Fiscal Year Ended October 30, 2004

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$824,663	$838,900	$(264,206)	$1,399,357

Cost of sales	-	604,871	649,221	(232,758)	1,021,334

Product development, selling
and administrative expenses	36,076	132,032	104,859	-	272,967
Other income	547	14,588	(18,550)	-	(3,415)
Restructuring charges	-	331	294	-	625
Operating income (loss)	(36,623)	72,841	103,076	(31,448)	107,846

Intercompany items	11,783	(17,110)	27,954	(22,627)	-
Interest income (expense) - net	(21,998)	(323)	2,370	-	(19,951)
Loss on early retirement of debt	-	-	-	-	-
Income (loss) from continuing operations
before reorganization items	(46,838)	55,408	133,400	(54,075)	87,895

Reorganization items	6,842	-	-	-	6,842

Income (loss) from continuing operations
before income taxes and equity	(39,996)	55,408	133,400	(54,075)	94,737

Provision (benefit) for income taxes	6,316	5,371	27,594	-	39,281
Equity in income (loss) of subsidiaries	101,634	42,776	1,387	(145,797)	-

Income (loss) from continuing operations	55,322	92,813	107,193	(199,872)	55,456

Income (loss) from discontinued operations	-	(134)	-	-	(134)

Income before cumulative effect of changes
in accounting principle	55,322	92,679	107,193	(199,872)	55,322

Cumulative effect of changes in accounting
principle	-	-	-	-	-

Net Income	$55,322	$92,679	$107,193	$(199,872)	$55,322

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

Condensed Consolidated

Balance Sheet

October 28, 2006

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(1,270)	$24,970	$77,554	$-	$101,254
Accounts receivable-net	-	196,129	257,275	(21,974)	431,430
Inventories	-	375,128	309,159	(44,353)	639,934
Other current assets	32,273	7,046	15,938	-	55,257
Total current assets	31,003	603,273	659,926	(66,327)	1,227,875

Property, plant and equipment-net	235	134,004	70,772	-	205,011
Intangible assets-net	4,390	74,059	(2,295)	-	76,154
Investment in affiliates	1,523,484	672,059	160,845	(2,356,388)	-
Intercompany accounts receivable-net	(592,439)	98,255	509,836	(15,652)	-
Deferred income taxes	335,690	-	-	-	335,690
Prepaid benefit costs	12,724	-	56,664	-	69,388
Other assets	1,252	20,650	17,985	-	39,887

Total assets	$1,316,339	$1,602,300	$1,473,733	$(2,438,367)	$1,954,005

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$-	$11	$5,155	$-	$5,166
Trade accounts payable	3,399	103,929	92,793	-	200,121
Employee compensation and benefits	6,813	45,919	24,683	-	77,415
Advance payments and progress billings	-	96,219	97,238	(6,876)	186,581
Accrued warranties	-	20,057	18,872	-	38,929
Other accrued liabilities	(10,022)	60,075	66,774	(25,058)	91,769
Total current liabilities	190	326,210	305,515	(31,934)	599,981

Long-term obligations	97,048	161	936	-	98,145

Other non-current liabilities	299,472	12,113	24,665	-	336,250

Shareholders' equity (deficit)	919,629	1,263,816	1,142,617	(2,406,433)	919,629

Total liabilities and shareholders' equity (deficit)	$1,316,339	$1,602,300	$1,473,733	$(2,438,367)	$1,954,005

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

Condensed Consolidated

Balance Sheet

October 29, 2005

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$52,427	$5,694	$85,796	$-	$143,917
Accounts receivable-net	-	164,609	192,806	(5,914)	351,501
Inventories	-	282,719	311,387	(45,911)	548,195
Other current assets	29,331	31,916	11,821	2	73,070
Total current assets	81,758	484,938	601,810	(51,823)	1,116,683

Property, plant and equipment-net	211	127,162	71,807	-	199,180
Intangible assets-net	4,249	748	1,518	-	6,515
Investment in affiliates	1,315,474	476,067	165,793	(1,957,334)	-
Intercompany accounts receivable-net	(615,732)	180,037	542,166	(106,471)	-
Deferred income taxes	225,138	-	-	-	225,138
Prepaid benefit costs	35,713	-	51,595	-	87,308
Other assets	1,878	5,497	6,329	-	13,704

Total assets	$1,048,689	$1,274,449	$1,441,018	$(2,115,628)	$1,648,528

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$-	$10	$954	$-	$964
Trade accounts payable	2,447	61,889	96,360	(69)	160,627
Employee compensation and benefits	25,493	41,690	23,989	-	91,172
Advance payments and progress billings	-	95,640	106,302	(14,232)	187,710
Accrued warranties	-	19,772	14,411	-	34,183
Other accrued liabilities	14,414	63,472	64,440	(17,469)	124,857
Total current liabilities	42,354	282,473	306,456	(31,770)	599,513

Long-term obligations	48	172	1,483	-	1,703

Other non-current liabilities	338,661	11,905	29,120	-	379,686

Shareholders' equity (deficit)	667,626	979,899	1,103,959	(2,083,858)	667,626

Total liabilities and shareholders' equity (deficit)	$1,048,689	$1,274,449	$1,441,018	$(2,115,628)	$1,648,528

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

Condensed Consolidated

Statement of Cash Flows

Fiscal Year Ended October 28, 2006

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Consolidated

Net cash provided (used) by operations	$164,864	$163,024	$2,477	$330,365

Investing Activities:
Acquisition of business, net of cash received	-	(117,377)	-	(117,377)
Property, plant and equipment acquired	(94)	(29,967)	(19,005)	(49,066)
Property, plant and equipment retired	-	2,655	8,427	11,082
Other - net	(360)	951	18	609
Net cash provided by investing activities	(454)	(143,738)	(10,560)	(154,752)

Financing Activities:
Exercise of stock options	14,125	-	-	14,125
Excess income tax benefit from exercise of stock options	20,732	-	-	20,732
Dividends paid	(54,426)	-	-	(54,426)
Increase (decrease) in short-term notes payable, net	-	-	4,792	4,792
Borrowings (payments) on long-term obligations, net	97,000	(10)	(1,090)	95,900
Purchase of treasury stock	(295,538)	-	-	(295,538)
Net cash (used) provided by financing activities	(218,107)	(10)	3,702	(214,415)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	(3,861)	(3,861)
Increase (Decrease) in Cash and Cash Equivalents	(53,697)	19,276	(8,242)	(42,663)
Cash and Cash Equivalents at Beginning of Period	52,427	5,694	85,796	143,917
Cash and Cash Equivalents at End of Period	$(1,270)	$24,970	$77,554	$101,254

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

Condensed Consolidated

Statement of Cash Flows

Fiscal Year Ended October 29, 2005

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Consolidated

Net cash provided (used) by operations	$119,715	$29,997	$51,585	$201,297

Investing Activities:
Property, plant and equipment acquired	(26)	(28,671)	(10,056)	(38,753)
Property, plant and equipment retired	-	2,559	(865)	1,694
Other - net	(367)	776	947	1,356
Net cash provided by investing activities	(393)	(25,336)	(9,974)	(35,703)

Financing Activities:
Exercise of stock options	11,984	-	-	11,984
Dividends paid	(33,580)	-	-	(33,580)
Financing fees	(1,615)	-	-	(1,615)
Redemption of 8.75% Senior Subordinated Notes	(224,521)	-	-	(224,521)
Issuance (repayment) of long-term obligations	-	(48)	(769)	(817)
Increase (decrease) in short-term notes payable- net	-	-	(2,297)	(2,297)
Net cash (used) provided by financing activities	(247,732)	(48)	(3,066)	(250,846)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	(2,537)	(2,537)
Increase (Decrease) in Cash and Cash Equivalents	(128,410)	4,613	36,008	(87,789)
Cash and Cash Equivalents at Beginning of Period	180,837	1,081	49,788	231,706
Cash and Cash Equivalents at End of Period	$52,427	$5,694	$85,796	$143,917

Joy Global Inc.

Notes to Consolidated Financial Statements

October 28, 2006

Condensed Consolidated

Statement of Cash Flows

Fiscal Year Ended October 30, 2004

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Consolidated

Net cash provided (used) by operations	$88,944	$(10,139)	$(16,544)	$62,261

Investing Activities:
Property, plant and equipment acquired	-	(9,507)	(11,628)	(21,135)
Property, plant and equipment retired	-	2,733	(403)	2,330
Other - net	4,363	2,256	1,049	7,668
Net cash provided by investing activities	4,363	(4,518)	(10,982)	(11,137)

Financing Activities:
Exercise of stock options	44,716	-	-	44,716
Dividends paid	(14,026)	-	-	(14,026)
Credit Agreement financing fees	(1,000)	-	-	(1,000)
Issuance (repayment) of long-term obligations	-	(419)	(591)	(1,010)
Increase (decrease) in short-term notes payable- net	-	-	(1,080)	(1,080)
Net cash (used) provided by financing activities	29,690	(419)	(1,671)	27,600

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	4,477	4,477
Increase (Decrease) in Cash and Cash Equivalents	122,997	(15,076)	(24,720)	83,201
Cash and Cash Equivalents at Beginning of Period	57,840	16,157	74,508	148,505
Cash and Cash Equivalents at End of Period	$180,837	$1,081	$49,788	$231,706

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on the 20th day of December 2006.

JOY GLOBAL INC.

(Registrant)

/s/ John Nils Hanson

John Nils Hanson

Chairman, President

And Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 20, 2006.

Signature	Title

/s/ John Nils Hanson	Chairman, President and Chief Executive Officer
John Nils Hanson

/s/ Donald C. Roof	Executive Vice President, Chief Financial Officer and Treasurer
Donald C. Roof

/s/ Michael S. Olsen	Chief Accounting Officer
Michael S. Olsen

(1)	Director
Steven L. Gerard

(1)	Director
Ken C. Johnsen

(1)	Director
Gale E. Klappa

(1)	Director
James R. Klauser

(1)	Director
Richard B. Loynd

(1)	Director
P. Eric Siegert

(1)	Director
Michael W. Sutherlin

(1)	Director
James H. Tate

-

(1)

John Nils Hanson, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named Directors of Joy Global Inc. pursuant to powers of attorney executed by each of such Directors and filed with the Securities and Exchange Commission as an exhibit to this report.

December 20, 2006

By:	/s/ John Nils Hanson
John Nils Hanson, Attorney-in-fact

-

JOY GLOBAL INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Additions			Currency		Balance
	Beginning	Charged			Translation	Discontinued	at End
Classification	of Year	to Expense	Deductions	(1)	Effects	Operations	of Year

Allowance Deducted in Balance Sheet
from Accounts Receivable:

Fiscal 2006	$5,795	$648	$(1,025)		$66	$142	$5,626

Fiscal 2005	$5,678	$1,259	$(944)		$11	$(209)	$5,795

Fiscal 2004	$7,645	$463	$(2,539)		$109	$-	$5,678

(1) Represents write-off of bad debts, net of recoveries.
		Additions
	Balance at	Charged to	Allocated		Allocated	Allocated	Reclass to	Balance
	Beginning	Comprehensive	to Tax		to	to	L-T Deferred	at End
	of Year	Loss	Expense		Intangibles	APIC	Tax Assets	of Year

Allowance Deducted in Balance Sheet
from Deferred Tax Assets:
Fiscal 2006	$316,962	$-	$(110,399)		$-	$(82,806)	$(6,273)	$117,484

Fiscal 2005	$435,167	$-	$8,013		$(13,736)	$(100,088)	$(12,394)	$316,962

Fiscal 2004	$396,911	$8,387	$18,328		$(419)	$-	$11,960	$435,167