Form 10-Q
period 2007-01-26
JOY GLOBAL INC
filed 2007-03-01
CIK 801898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 26, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2007
Common Stock, $1 par value	109,420,242 shares

JOY GLOBAL INC.

FORM 10-Q -- INDEX

January 26, 2007

PART I. – FINANCIAL INFORMATION	PAGE No.

Item 1 – Financial Statements (unaudited):
Condensed Consolidated Statement of Income – Three Months
Ended January 26, 2007 and January 28, 2006	3

Condensed Consolidated Balance Sheet – January 26, 2007
and October 28, 2006	4

Condensed Consolidated Statement of Cash Flows – Three Months
Ended January 26, 2007 and January 28, 2006	5

Notes to Condensed Consolidated Financial Statements	6 – 20

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations	21 – 26

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	27

Item 4 – Controls and Procedures	27

PART II. – OTHER INFORMATION

Item 1 – Legal Proceedings	28

Item 1A – Risk Factors	28

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3 – Defaults Upon Senior Securities	28

Item 4 – Submission of Matters to a Vote of Security Holders	28

Item 5 – Other Information	28 – 30

Item 6 –Exhibits	30

Signatures	31

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended
	January 26,	January 28,
	2007	2006

Net sales	$560,466	$553,341
Costs and expenses:
Cost of sales	385,599	387,599
Product development, selling and administrative expenses	81,850	76,320
Other income	(965)	(984)

Operating income	93,982	90,406
Interest income	2,668	1,765
Interest expense	(7,110)	(567)
Reorganization items	(150)	(125)

Income before income taxes	89,390	91,479
Provision for income taxes	(29,725)	(33,300)
Income before cumulative effect of changes in
accounting principle	59,665	58,179
Cumulative effect of changes in accounting principle	-	1,565

Net income	$59,665	$59,744

Basic earnings per share:
Income before cumulative effect of accounting changes	$0.52	0.48
Cumulative effect of accounting changes	-	0.01
Net income	$0.52	$0.49

Diluted earnings per share:
Income before cumulative effect of accounting changes	$0.51	$0.47
Cumulative effect of accounting changes	-	0.01
Net income	$0.51	$0.48

Dividends per share	$0.15	$0.1125

Weighted average shares outstanding:
Basic	114,679	122,354
Diluted	116,049	124,060

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	January 26,	October 28,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,099	$101,254
Accounts receivable, net	434,293	431,430
Inventories	685,617	639,934
Other current assets	60,043	55,257
Total current assets	1,250,052	1,227,875

Property, plant and equipment, net	211,304	205,011
Intangible assets, net	73,476	76,154
Deferred income taxes	316,995	335,690
Prepaid benefit cost	66,337	69,388
Other assets	50,576	39,887
Total assets	$1,968,740	$1,954,005

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term obligations	$4,068	$5,166
Trade accounts payable	161,604	200,121
Employee compensation and benefits	43,988	77,415
Advance payments and progress billings	194,708	186,581
Accrued warranties	40,988	38,929
Other accrued liabilities	85,622	91,769
Total current liabilities	530,978	599,981

Long-term obligations	479,080	98,145
Accrued pension costs	264,719	264,093
Other	72,995	72,157

Total liabilities	1,347,772	1,034,376

Shareholders' equity	620,968	919,629

Total liabilities and shareholders' equity	$1,968,740	$1,954,005

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	January 26,	January 28,
	2007	2006
Cash flows from operating activities:
Net income	$59,665	$59,744
Non-cash items:
Cumulative effect of accounting change	-	(1,565)
Depreciation and amortization	12,214	9,566
Amortization of financing fees and discounts	148	75
Decrease in deferred income taxes, net of change in valuation allowance	(80)	(1,028)
Excess income tax benefit from exercise of stock options	(1,521)	(10,938)
Change in long-term accrued pension costs	5,655	5,606
Other, net	1,772	3,848
Changes in working capital items:
Decrease in accounts receivable, net	3,194	12,565
Increase in inventories	(38,800)	(3,046)
Increase in other current assets	(2,423)	(423)
Decrease in trade accounts payable	(43,050)	(27,212)
Decrease in employee compensation and benefits	(34,044)	(25,635)
Increase (decrease) in advance payments and progress billings	6,229	(15,099)
Increase in other accrued liabilities	12,057	12,696

Net cash provided (used) by operating activities	(18,984)	19,154

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(8,551)	-
Property, plant and equipment acquired	(12,142)	(12,256)
Proceeds from the sale of business	-	500
Other, net	(52)	1,459

Net cash used by investing activities	(20,745)	(10,297)

Cash flows from financing activities:
Exercise of stock options	3,572	7,626
Excess income tax benefit from exercise of stock options	1,521	10,938
Dividends paid	(17,313)	(13,709)
Purchase of treasury stock	(359,704)	(9,996)
Issuance of senior notes	394,874	-
Financing fees	(976)	-
Payments on long-term obligations, net	(14,093)	(155)
Decrease in short-term notes payable	(1,486)	-

Net cash provided (used) by financing activities	6,395	(5,296)

Effect of exchange rate changes on cash and cash equivalents	2,179	2,893

Increase (Decrease) in Cash and Cash Equivalents	(31,155)	6,454
Cash and Cash Equivalents at Beginning of Period	101,254	143,917

Cash and Cash Equivalents at End of Period	$70,099	$150,371

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 26, 2007

(Unaudited)

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

These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 28, 2006. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of the financial statements in conformity with GAAP for interim financial information requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

3.	Borrowings and Credit Facilities

On November 10, 2006, we amended our $400.0 million unsecured revolving credit facility (“Credit Agreement”) to extend the facility through November 10, 2011 and also amend certain financial covenants, including the elimination of covenants that had the effect of restricting stock repurchases and limiting capital expenditures. Outstanding borrowings bear interest equal to LIBOR plus the applicable margin (.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) at our option. We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage. On January 26, 2007, we were in compliance with all financial covenants in the Credit Agreement.

At January 26, 2007, there were $83.0 million outstanding direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $400 million credit limit, totaled $130.2 million. At January 26, 2007, there was $186.8 million available for borrowings under the Credit Agreement.

In November 2006, we issued $250.0 million of 6% Senior Notes due 2016 and $150.0 million of 6.625% Senior Notes due 2036 with interest on the notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2007. The notes are guaranteed by each of our current and future significant domestic subsidiaries. Proceeds from these offerings were used for the repayment of outstanding revolver balances, additional share repurchases and general corporate purposes.

4.	Shareholders’ Equity

On November 14, 2006, our Board of Directors declared a cash dividend of $0.15 per outstanding share of common stock. The dividend was paid on December 19, 2006 to all stockholders of record at the close of business on December 5, 2006.

Under our share repurchase program, management is authorized to repurchase up to $1.0 billion in shares in the open market or through privately negotiated transactions until December 31, 2008. Through January 26, 2007, we have repurchased approximately $655.2 million of common stock, representing 14,252,178 shares, under the program including approximately $359.7 million of common stock, representing 8,105,426 shares, during the three months ended January 26, 2007.

Separate Statements of Shareholders’ Equity are not required to be presented for interim periods. However,

comprehensive income consisted of the following:

	Three Months Ended
	January 26,	January 28,
In thousands	2007	2006

Net income	$59,665	$59,744
Comprehensive income:
Minimum pension liability adjustment	-	3,376
Translation adjustments	10,013	7,159
Derivative fair value adjustments	1,368	1,858
Total comprehensive income	$71,046	$72,137

5.	Stock Based Compensation

Effective October 30, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), Share Based Payments (“SFAS 123(R)”) using the modified prospective transition method. Prior to the adoption of SFAS 123(R), we accounted for share-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The total stock-based compensation expense we recognized for the three months ended January 26, 2007 and January 28, 2006 was approximately $2.3 million for both periods.

Stock Options

A summary of stock option activity under all plans is as follows:

		Weighted-Average
	Number of	Exercise Price
	Options	per Share

Outstanding at October 28, 2006	2,549,476	$18.10

Options granted	638,000	41.76
Options exercised	(248,156)	18.56
Options forfeited or cancelled	(6,418)	20.39

Outstanding at January 26, 2007	2,932,902	$23.20

Restricted Stock Units

A summary of restricted stock unit activity under all plans is as follows:

		Weighted-Average
	Number of	Grant Date
	Units	Fair Value

Outstanding at October 28, 2006	362,882	$15.05

Units granted	79,400	41.85
Units earned from dividends	1,353	49.16
Units settled	(30,320)	11.82
Units deferred	(4,146)	11.82

Outstanding at January 26, 2007	409,169	$20.63

Performance Shares

A summary of performance share activity under all plans is as follows:

		Weighted-
		Average	Aggregate
	Number of	Grant Date	Intrinsic
	Shares	Fair Value	Value

Outstanding at October 28, 2006	421,120	$21.87

Shares granted	61,900	42.02
Shares distributed	(71,471)	11.78	$3,347
Shares deferred	(109,150)	11.78	$5,111

Shares not yet vested at January 26, 2007	302,399	$20.13

6.	Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted-average number of shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares during each period, plus dilutive potential shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.”

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	January 26,	January 28,
In thousands except per share data	2007	2006
Numerator:
Income before cumulative effect	$59,665	$58,179
Cumulative effect of accounting change, net of income taxes	-	1,565
Net income	$59,665	$59,744

Denominator:
Denominator for basic net income per share -
Weighted average shares	114,679	122,354
Effect of dilutive securities:
Stock options, restricted stock and
performance shares	1,370	1,706
Denominator for diluted net income per share -
Adjusted weighted average shares and
assumed conversions	116,049	124,060

Basic earnings per share
Income before cumulative effect of accounting changes	$0.52	$0.48
Cumulative effect of accounting changes	-	0.01
Net income	$0.52	$0.49

Diluted earnings per share
Income before cumulative effect of accounting changes	$0.51	$0.47
Cumulative effect of accounting changes	-	0.01
Net income	$0.51	$0.48

7.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

		January 26, 2007		October 28, 2006
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
In thousands	Period	Amount	Amortization	Amount	Amortization
Finite lived other intangible assets:
Engineering Drawings	6 years	$2,900	$(242)	$2,900	$(121)
Customer Relationships	20 years	31,000	(1,009)	31,000	(505)
Backlog	1 year	5,990	(2,995)	5,990	(1,498)
Non-Compete Agreements	5 years	5,300	(530)	5,300	(265)
Patents	17 years	10,511	(4,373)	10,500	(4,079)
Unpatented Technology	35 years	1,147	(113)	1,147	(105)
Subtotal	16.0 years	56,848	(9,262)	56,837	(6,573)

Indefinite lived other intangible assets:
Trademarks		21,500	-	21,500	-
Pension		4,390	-	4,390	-
Subtotal		25,890	-	25,890	-

Total other intangible assets		$82,738	$(9,262)	$82,727	$(6,573)

Amortization expense was $2.7 million and $0.2 million for the three months ended January 26, 2007 and January 28, 2006, respectively. Estimated future annual amortization expense is as follows:

In thousands
For the fiscal year ending:
2007	$8,656
2008	4,001
2009	3,840
2010	3,803
2011	3,480

Goodwill of $3.7 million was recorded in Fiscal 2006 as part of the Stamler acquisition and recorded as part of the underground mining machinery segment. An additional $2.7 million of goodwill was recorded in Fiscal 2007 primarily related to the finalization of the opening balance sheet.

In December 2006, we acquired the assets of Donnelly Pty. Ltd., a small motor rebuild operation in Australia for a total cost of approximately $8.6 million. We are still in the process of finalizing third-party valuations of certain intangible assets; accordingly, allocation of the purchase price is subject to modification in the future.

8.	Contingent Liabilities

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

At January 26, 2007, we were contingently liable to banks, financial institutions and others for approximately $163.8 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. At January 26, 2007, there were $16.1 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of January 27, 2006, the nominal or face value of forward foreign exchange contracts to which we are a party, in absolute U.S. dollar equivalent terms, was $221.6 million.

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

9.	Inventories

Consolidated inventories consisted of the following:

	January 26,	October 28,
In thousands	2007	2006
Finished goods	$387,674	$358,785
Work in process and purchased parts	228,091	207,660
Raw materials	69,852	73,489
	$685,617	$639,934

10.	Warranties

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

The following table reconciles the changes in the Company's product warranty reserve:

	Three Months Ended
	January 26,	January 28,
In thousands	2007	2006
Balance, beginning of period	$38,929	$34,183
Accrual for warranty expensed during
the period	5,941	5,598
Settlements made during the period	(4,599)	(2,175)
Change in liability for pre-existing warranties
during the period, including expirations	95	(114)
Effect of foreign currency translation	622	205
Balance, end of period	$40,988	$37,697

11.	Reorganization Items

Reorganization items include income, expense and loss that were realized or incurred as a result of our reorganization under Chapter 11 of the Bankruptcy Code. We emerged from Chapter 11 of the Bankruptcy Code on July 12, 2001. For the three months ended January 26, 2007 and January 28, 2006, the $0.2 million and $0.1 million, respectively, of reorganization items represented post emergence professional fees.

12.	Pension and Postretirement

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	January 26,	January 28,	January 26,	January 28,
In thousands	2007	2006	2007	2006

Service cost	$5,773	$5,249	$129	$48
Interest cost	20,014	18,593	853	753
Expected return on assets	(21,781)	(20,511)	-	-
Amortization of:
Prior service cost	126	111	(49)	-
Actuarial (gain) loss	5,689	5,272	111	196
Net periodic benefit cost	$9,821	$8,714	$1,044	$997

13.	Segment Information

At January 26, 2007, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income (expense) or provision for income taxes. There are no significant intersegment sales. There has not been a material change in segment total assets from October 28, 2006.

	Net	Operating
In thousands	Sales	Income (Loss)

2007 First Quarter
Underground Mining Machinery	$327,121	$58,126
Surface Mining Equipment	233,345	43,022
Total operations	560,466	101,148
Corporate	-	(7,166)
Consolidated Total	$560,466	$93,982

2006 First Quarter
Underground Mining Machinery	$341,395	$64,041
Surface Mining Equipment	211,946	34,355
Total operations	553,341	98,396
Corporate	-	(7,990)
Consolidated Total	$553,341	$90,406

14.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. SFAS 158 is effective for us at the end of Fiscal 2007. The effect on our financial statements is dependent upon the discount rate at our Fiscal 2007 measurement date (October 26, 2007) and actual returns on our pension plan assets during the year. We expect the statement to result in a reduction of our shareowners’ equity. It is unlikely that SFAS 158 will affect our loan covenant compliance.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and retirement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning in Fiscal 2008. We are evaluating the interpretation to determine the effect on our financial statements and related disclosures.

15.	Subsidiary Guarantors

The following tables present condensed consolidated financial information as of and for the three months ended January 26, 2007 and January 28, 2006 for; (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes issued in November 2006, which include Joy Technologies Inc. and P&H Mining Equipment Inc. (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidated

Statement of Income

Three Months Ended January 26, 2007

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$363,696	$335,340	$(138,570)	$560,466

Cost of sales	-	253,340	246,411	(114,152)	385,599

Product development, selling
and administrative expenses	7,110	41,662	33,078	-	81,850
Other income	-	8,472	(9,437)	-	(965)
Operating income (loss)	(7,110)	60,222	65,288	(24,418)	93,982

Intercompany items	(250)	(8,101)	(12,753)	21,104	-
Interest income (expense) - net	(5,081)	209	430	-	(4,442)
Reorganization items	(150)	-	-	-	(150)

Income (loss) before income taxes
and equity	(12,591)	52,330	52,965	(3,314)	89,390

(Provision) benefit for income taxes	4,643	(24,185)	(10,183)	-	(29,725)
Equity in income (loss) of subsidiaries	67,613	35,081	4,087	(106,781)	-

Net Income	$59,665	$63,226	$46,869	$(110,095)	$59,665

Condensed Consolidated

Statement of Income

Three Months Ended January 28, 2006

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$327,418	$363,551	$(137,628)	$553,341

Cost of sales	-	231,388	272,083	(115,872)	387,599

Product development, selling
and administrative expenses	7,720	40,537	28,063	-	76,320
Other income	-	7,373	(8,357)	-	(984)
Operating income (loss)	(7,720)	48,120	71,762	(21,756)	90,406

Intercompany items	(952)	(8,962)	(11,389)	21,303	-
Interest income (expense) - net	21	146	1,031	-	1,198
Reorganization items	(125)	-	-	-	(125)

Income (loss) before income taxes
and equity	(8,776)	39,304	61,404	(453)	91,479

(Provision) benefit for income taxes	932	(23,206)	(11,026)	-	(33,300)
Equity in income (loss) of subsidiaries	66,023	46,445	12,043	(124,511)	-

Income before cumulative effect of changes
in accounting principle	58,179	62,543	62,421	(124,964)	58,179

Cumulative effect of changes in accounting
principle	1,565	-	-	-	1,565

Net Income	$59,744	$62,543	$62,421	$(124,964)	$59,744

Condensed Consolidated

Balance Sheet

January 26, 2007

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(3,149)	$2,959	$70,289	$-	$70,099
Accounts receivable-net	-	230,876	234,453	(31,036)	434,293
Inventories	-	402,147	320,414	(36,944)	685,617
Other current assets	33,364	9,587	17,092	-	60,043
Total current assets	30,215	645,569	642,248	(67,980)	1,250,052

Property, plant and equipment-net	217	135,731	75,356	-	211,304
Intangible assets-net	4,390	67,593	1,493	-	73,476
Investment in affiliates	1,598,046	731,854	168,122	(2,498,022)	-
Intercompany accounts-net	(562,075)	40,571	543,136	(21,632)	-
Deferred income taxes	316,995	-	-	-	316,995
Prepaid benefit costs	7,300	-	59,037	-	66,337
Other assets	2,148	27,065	21,363	-	50,576

Total assets	$1,397,236	$1,648,383	$1,510,755	$(2,587,634)	$1,968,740

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term obligations	$-	$12	$4,056	$-	$4,068
Trade accounts payable	978	82,720	77,906	-	161,604
Employee compensation and benefits	4,361	21,559	18,068	-	43,988
Advance payments and progress billings	-	98,888	105,589	(9,769)	194,708
Accrued warranties	-	22,461	18,527	-	40,988
Other accrued liabilities	(6,965)	50,318	54,929	(12,660)	85,622
Total current liabilities	(1,626)	275,958	279,075	(22,429)	530,978

Long-term obligations	477,990	165	925	-	479,080

Other non-current liabilities	299,904	12,088	29,530	(3,808)	337,714

Shareholders' equity	620,968	1,360,172	1,201,225	(2,561,397)	620,968

Total liabilities and shareholders' equity	$1,397,236	$1,648,383	$1,510,755	$(2,587,634)	$1,968,740

Condensed Consolidated

Balance Sheet

October 28, 2006

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(1,270)	$24,970	$77,554	$-	$101,254
Accounts receivable-net	-	196,129	257,275	(21,974)	431,430
Inventories	-	375,128	309,159	(44,353)	639,934
Other current assets	32,273	7,046	15,938	-	55,257
Total current assets	31,003	603,273	659,926	(66,327)	1,227,875

Property, plant and equipment-net	235	134,004	70,772	-	205,011
Intangible assets-net	4,390	74,059	(2,295)	-	76,154
Investment in affiliates	1,523,484	672,059	160,845	(2,356,388)	-
Intercompany accounts-net	(592,439)	98,255	509,836	(15,652)	-
Deferred income taxes	335,690	-	-	-	335,690
Prepaid benefit costs	12,724	-	56,664	-	69,388
Other assets	1,252	20,650	17,985	-	39,887

Total assets	$1,316,339	$1,602,300	$1,473,733	$(2,438,367)	$1,954,005

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term obligations	$-	$11	$5,155	$-	$5,166
Trade accounts payable	3,399	103,929	92,793	-	200,121
Employee compensation and benefits	6,813	45,919	24,683	-	77,415
Advance payments and progress billings	-	96,219	97,238	(6,876)	186,581
Accrued warranties	-	20,057	18,872	-	38,929
Other accrued liabilities	(10,022)	60,075	66,774	(25,058)	91,769
Total current liabilities	190	326,210	305,515	(31,934)	599,981

Long-term obligations	97,048	161	936	-	98,145

Other non-current liabilities	299,472	12,113	24,665	-	336,250

Shareholders' equity	919,629	1,263,816	1,142,617	(2,406,433)	919,629

Total liabilities and shareholders' equity	$1,316,339	$1,602,300	$1,473,733	$(2,438,367)	$1,954,005

Condensed Consolidated

Statement of Cash Flows

Three Months Ended January 26, 2007

(In Thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$(9,770)	$(13,754)	$4,540	$-	$(18,984)

Investing Activities:
Acquisition of business, net of cash received	-	(97)	(8,454)	-	(8,551)
Property, plant and equipment acquired	-	(8,400)	(3,742)	-	(12,142)
Other - net	(83)	235	(204)	-	(52)
Net cash used by investing activities	(83)	(8,262)	(12,400)	-	(20,745)

Financing Activities:
Exercise of stock options	3,572	-	-	-	3,572
Excess income tax benefit from exercise of stock options	1,521	-	-	-	1,521
Dividends paid	(17,313)	-	-	-	(17,313)
Purchase of treasury stock	(359,704)	-	-	-	(359,704)
Issuance of senior notes	394,874	-	-	-	394,874
Financing fees	(976)	-	-	-	(976)
Borrowings (payments) on long-term obligations, net	(14,000)	5	(98)	-	(14,093)
Increase (decrease) in short-term notes payable, net	-	-	(1,486)	-	(1,486)
Net cash (used) provided by financing activities	7,974	5	(1,584)	-	6,395

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	2,179	-	2,179
Increase (Decrease) in Cash and Cash Equivalents	(1,879)	(22,011)	(7,265)	-	(31,155)
Cash and Cash Equivalents at Beginning of Period	(1,270)	24,970	77,554	-	101,254
Cash and Cash Equivalents at End of Period	$(3,149)	$2,959	$70,289	$-	$70,099

Condensed Consolidated

Statement of Cash Flows

Three Months Ended January 28, 2006

(In Thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$12,860	$(2,864)	$9,158	$-	$19,154

Investing Activities:
Acquisition of business, net of cash received	-	-	-	-	-
Property, plant and equipment acquired	(94)	(7,745)	(4,417)	-	(12,256)
Proceeds from the sale of business	-	500	-	-	500
Other - net	59	1,134	266	-	1,459
Net cash used by investing activities	(35)	(6,111)	(4,151)	-	(10,297)

Financing Activities:
Exercise of stock options	7,626	-	-	-	7,626
Excess income tax benefit from exercise of stock options	10,938	-	-	-	10,938
Dividends paid	(13,709)	-	-	-	(13,709)
Borrowings (payments) on long-term obligations, net	-	4	(159)	-	(155)
Purchase of treasury stock	(9,996)	-	-	-	(9,996)
Net cash (used) provided by financing activities	(5,141)	4	(159)	-	(5,296)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	2,893	-	2,893
Increase (Decrease) in Cash and Cash Equivalents	7,684	(8,971)	7,741	-	6,454
Cash and Cash Equivalents at Beginning of Period	52,427	5,694	85,796	-	143,917
Cash and Cash Equivalents at End of Period	$60,111	$(3,277)	$93,537	$-	$150,371

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

Overview

Joy Global Inc., a worldwide leader in high-productivity mining solutions, manufactures and markets original equipment and aftermarket parts and services for both the underground and aboveground mining industries through two business segments, underground mining machinery and surface mining equipment. Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania and Wisconsin, and in the United Kingdom, South Africa, Chile, Australia and China.

Operating results during the first quarter of Fiscal 2007 represent the continued growth of international commodity markets combined with softness in U.S. coal markets. Net sales for the first quarter of Fiscal 2007 totaled $560 million compared with $553 million in the first quarter of Fiscal 2006. During the prior year, timing of certain original equipment shipments combined with early project completions added to the strong quarter. The strong prior year first quarter combined with the impact from a weak U.S. coal market, offset by incremental sales in the first quarter Fiscal 2007 related to the Stamler acquisition contributed to the modest overall net sales growth. Operating income totaled $94 million in the first quarter Fiscal 2007 compared to $90 million in the prior year first quarter. Net income was unchanged at $60 million in both the first quarter Fiscal 2007 and Fiscal 2006. The growth in operating income was offset by increased interest expense related to our Senior Note offering during the first quarter Fiscal 2007.

The long-term outlook for the commodities mined by our customers remains very positive. Commodity prices for copper, iron ore and international coal are well above production costs. In addition, future demand for these commodities is expected to outpace supply, particularly driven by increasing demand from China and other developing countries. As a result, customers producing these commodities continue to discuss additional expansion projects and equipment needs with us. The development of the oil sands of Canada continues, leading to discussions for additional shovel orders into this area. Overall, orders for mining shovels were strong again in the first quarter and in excess of our expanded production capacity. Lead times for mining shovels are currently longer than desired. We are working closely with major customers to ensure that their future shovel needs will be met. Finally, the development of coal mining in China continues at a very strong pace. In response to the growing needs of the Chinese mining companies, we are focused on increasing organizational capabilities rapidly, while expanding both original equipment and aftermarket infrastructure. Our aggressive investment timetable in China is to ensure its leadership position as this major mining market grows in significance.

The exception to the strong commodity markets is the current softness in U.S. coal, where conditions have continued to soften since we reported our fourth quarter results. Limited production cutbacks have been announced. A number of domestic coal mining companies have also stated that they will be restricting their capital spending until normal conditions return. As the softness being experienced is largely weather-related, it is generally believed that the return of normal weather conditions will be a prerequisite to more favorable mining conditions. The overall winter weather of the past few weeks has been encouraging. However, we believe a return to more positive conditions in U.S. coal will require not only a normal heating season this winter, but a normal summer cooling season as well. Predicting these events is impossible, and therefore the temporary softness in U.S. coal is assumed to continue throughout the company’s guidance period. What remains however, is the favorable long-term supply and demand situation for coal in the U.S. Electricity demand will continue to increase in future years in the U.S., and an increasing percentage of total electricity is expected to be generated from coal. The growing energy needs, both domestically and globally, will require strong contributions from all energy sources. In addition, new coal technologies will create additional demand for coal in the United States as an energy source that is secure, cost-effective, and environmentally compliant.

Results of Operations

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Three Months Ended
	January 26,	January 28,	$	%
In thousands	2007	2006	Change	Change

Net Sales
Underground Mining Machinery	$327,121	$341,395	$(14,274)	(4.2%)
Surface Mining Equipment	233,345	211,946	21,399	10.1%
Total	$560,466	$553,341	$7,125	1.3%

The decrease in net sales for underground mining machinery in the first quarter was the result of a $41.8 million decrease in original equipment shipments, partially offset by a $27.5 million increase in the sale of aftermarket products. Decreased original equipment sales were reported in the United States and the emerging markets served out of the United Kingdom offset by incremental sales related to the Stamler line of business which was purchased during the fourth quarter of Fiscal 2006. In the United States, a $20.8 million decrease in original equipment sales was due to a roof support system sale in the first quarter of Fiscal 2006 not duplicated in the first quarter of Fiscal 2007, partially offset by increased shipments of continuous miners. In the emerging markets served out of the United Kingdom, a $27.0 million decrease in original equipment sales was due to a roof support system sale in the first quarter of Fiscal 2006 not duplicated in the first quarter of Fiscal 2007 and decreased sales of armored face conveyors. Aftermarket sales increased by greater than 15% in Australia, South Africa and the emerging markets served out of the United Kingdom.

The increase in net sales for surface mining equipment in the first quarter was the result of a $11.8 million increase in original equipment and a $9.6 million increase in aftermarket parts and service. The market for original equipment continues to remain strong globally. During the quarter, original equipment sales were particularly strong in China, Chile and the United States due to the continued strength in the demand for coal and copper. Aftermarket sales increased in the United States and Brazil by over 15% and also increased in Chile. These were partially offset by a decrease in Australia primarily due to timing. All other markets were generally flat versus the prior year.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Three Months Ended
	January 26, 2007		January 28, 2006
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Operating income (loss):
Underground Mining Machinery	$58,126	17.8%	$64,041	18.8%
Surface Mining Equipment	43,022	18.4%	34,355	16.2%
Corporate Expense	(7,166)		(7,990)
Total	$93,982	16.8%	$90,406	16.3%

Operating income as a percentage of net sales for Underground Mining Machinery decreased from 18.8% in the first quarter of 2006 to 17.8% in the first quarter of 2007. The decrease in operating profit as a percentage of sales is primarily driven by increased product development selling and administrative expenses as a percentage of sales of 3.2% offset by a more favorable sales mix of original equipment and aftermarket products of 2.2%.

Operating income as a percentage of net sales for Surface Mining Equipment increased from 16.2% in the first quarter of 2006 to 18.4% in the first quarter of 2007. The increase in operating profit as a percentage of sales is primarily driven by a more favorable sales mix of original equipment and aftermarket products of 0.6% and decreased product development selling and administrative expenses as a percentage of sales of 1.6%.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $81.9 million, or 15% of sales, in the first quarter of Fiscal 2007, as compared to $76.3 million, or 14% of sales, in the first quarter of Fiscal 2006. Increased product development, selling and administrative expense was attributable to general inflation, strategic operational initiatives, including safety and training initiatives, $2.7 million related to the Stamler acquisition and $3.8 million of higher selling expenses related to increased business activity and the development of emerging markets. The increase was offset by approximately $3.0 million decrease in performance based compensation expense.

Provision for Income Taxes

Income tax expense for the first quarter of Fiscal 2007 decreased to $29.7 million as compared to $33.3 million in the first quarter of Fiscal 2006. These income tax provisions represented effective income tax rates for the first quarters of Fiscal 2007 and 2006 of 33% and 36%, respectively. The main drivers of the variance in tax rates were the decreased global profitability and mix of earnings year over year.

A review of income tax valuation reserves was performed as part of the analysis of the first quarter of Fiscal 2007 income tax provision and no discreet adjustments were warranted.

Cash taxes paid for the first quarter of Fiscal 2007 were $15.3 million compared to $9.0 million in the first quarter of Fiscal 2006. This increase in cash taxes paid was primarily due to increased foreign taxes year over year caused by increases in profitability and decreased benefits from net operating loss carryforwards.

Bookings and Backlog

Bookings for the first quarter of Fiscal 2007 were approximately $565 million compared to bookings of $598 million in the first quarter of Fiscal 2006. Orders in the first quarter of Fiscal 2007 for original equipment decreased 16% primarily due to the softness in the U.S. underground coal market while aftermarket parts and service orders increased 2% quarter over quarter. The surface mining businesses had an increase in new orders of $34 million compared to a year ago, while underground mining new orders decreased by $67 million compared to the prior year’s first quarter.

Due to the continued strength of the surface mining business and despite the softness in the U.S underground coal market, backlog as of January 26, 2007 remained essentially unchanged from the $1.3 billion at the end of Fiscal 2006.

Liquidity and Capital Resources

We currently use working capital and cash flow production as two financial measurements to judge the performance of our operations and our ability to meet our financial obligations.

The following table summarizes the major components of our working capital as of the quarters ended January 26, 2007 and January 28, 2006, respectively:

	January 26,	January 28,
In millions	2007	2006
Cash and cash equivalents	$70.1	$150.4
Accounts receivable	434.3	341.2
Inventories	685.6	555.6
Other current assets	60.0	49.7
Short-term debt	(4.1)	(0.9)
Accounts payable	(161.6)	(134.1)
Employee compensation and benefits	(44.0)	(50.2)
Advance payments and progress billings	(194.7)	(173.0)
Accrued warranties	(41.0)	(37.7)
Other current liabilities	(85.6)	(97.9)

Working Capital	$719.0	$603.1

We continue to require working capital investment to maintain our position as the world’s leading manufacturer and servicer of high productivity mining equipment. The primary drivers relate to funding for purchases of production and replacement parts inventories. Efforts continue to align inventory levels with customer demand and current production schedules.

Going forward, we anticipate that capital spending will be accelerated during Fiscal 2007 and 2008 and could reach 3.5% to 4.0% of sales primarily due to a number of programs to increase our manufacturing capacity and in order to continue the expansion of our aftermarket service capabilities.

Expansion efforts of both the surface and underground mining operations continued during the quarter. The investment of $16.6 million in equipment in our Milwaukee surface mining facility was completed in the first quarter of Fiscal 2007 and will provide capacity of over 24 shovels annually. The underground mining operation continues the previously announced expansion efforts in lower cost environments, including Poland and China. The 70,000 square feet combined service center and manufacturing facility in Poland is on target for completion in late Fiscal 2007. The Baotou expansion, which will provide expanded repair and rebuild capacity, is still set for completion in March 2007. The Tianjin facility was completed in the quarter and is currently providing original equipment components. Our board of directors has recently approved significant expansion in component machining capabilities for P&H Mining. The final development and implementation of this expansion is included in the expanded capital spending forecast, and could increase planned spending over the next two years by $50 million.

During the first quarter of Fiscal 2007, cash used by operating activities was $19.0 million compared to cash provided by operating activities of $19.2 million during the first quarter of Fiscal 2006. The decrease in cash generated by operating activities primarily related to the increase in inventory due to the development of emerging markets and increased business activity. The decrease in cash generated by operating activities is also attributed to decreased accounts payable due to timing and decreased employee compensation and benefit liabilities related to performance compensation.

During the first quarter of Fiscal 2007 cash used by investing activities was $20.7 million compared to cash used by investing activities of $10.3 million during the first quarter of Fiscal 2006. The increase was primarily due to the $8.6 million acquisition of a repair and rebuild facility in Australia during the first quarter of Fiscal 2007. The acquisition will provide complementary service to existing electric motor repair and rebuild facilities and create an original equipment repair shop network in Eastern Australia.

During the first quarter Fiscal 2007 cash provided by financing activities was $6.4 million compared to cash used by financing activities of $5.3 million in the first quarter Fiscal 2006. The primary drivers of this change were the issuance of senior notes in the quarter partially offset by the increased purchase of treasury stock.

In November 2006, we issued $250.0 million of 6% Senior Notes due 2016 and $150.0 million of 6.625% Senior Notes due 2036 with interest on the notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2007. The notes are guaranteed by each of our current and future significant domestic subsidiaries. Proceeds from these offerings were used for the repayment of outstanding revolver balances, additional share repurchases and general corporate purposes.

Under our share repurchase program, management is authorized to repurchase up to $1.0 billion in shares in the open market or through privately negotiated transactions until December 31, 2008. We have repurchased approximately $655.2 million of common stock, representing 14,252,178 shares, under the program including approximately $359.7 million of common stock, representing 8,105,426 shares, during the quarter ended January 26, 2007.

On November 14, 2006, our Board of Directors declared a cash dividend of $0.15 per outstanding share of common stock. The dividend was paid on December 19, 2006 to all stockholders of record at the close of business on December 5, 2006. This represented a 33% increase from the previous quarterly rate of $0.1125 per share.

Financial Condition

As of the end of the first quarter Fiscal 2007, we had $70.1 million in cash and cash equivalents and $186.8 million available for borrowings under the Credit Agreement. Our primary cash requirements include working capital, capital expenditures, dividends and share repurchases. We will also continue to evaluate potential acquisitions. Target acquisitions would include “bolt-on” businesses which would be mining related product line additions or service extensions or “third leg” businesses that would provide a strong branded, highly engineered product with the platform for our life-cycle management strategy and provide a solid base for growth potential. Based upon our current level of operations, we believe that cash flows from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future cash requirements.

Off-Balance Sheet Arrangements

We lease various assets under operating leases. No significant changes to lease commitments have occurred since our fiscal year ended October 28, 2006. We have no other off-balance sheet arrangements, other than noted in Note 8 to the Condensed Consolidated Financial Statements.

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

We believe our accounting policies for revenue recognition, inventories, intangible assets, accrued warranties, pension and postretirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 28, 2006 for a discussion of these policies. There were no material changes to these policies during the first quarter of Fiscal 2007.

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

The total stock-based compensation expense was $2.3 million for both the three months ended January 26, 2007 and January 28, 2006, respectively. We estimate that our share based compensation expense for Fiscal 2007 will be $11.1 million and is dependent on the share based payment programs awarded thus far in Fiscal 2007, the assumptions used in calculating the fair value of the awards using the Black Scholes model and the actual amount of forfeitures as compared to expected forfeitures upon issuance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As more fully described in our Annual Report on Form 10-K for the year ended October 28, 2006, we are exposed to various types of market risks, primarily foreign currency risks. We monitor our risks in this area on a continuous basis and generally enter into forward foreign currency contracts to minimize these exposures for periods of less than one year. We do not engage in speculation in our derivative strategies. Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

No change.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended October 28, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	We made the following purchases of our common stock, par value $1.00 per share, during the period covered by this report:

				Maximum Approximate
				Dollar Value of Shares
			Total Number of Shares	that May Yet Be
			Purchased as Part of	Purchased Under the
	Total Number of	Average Price	Publicly Announced	Plans or Programs
Period	Shares Purchased	Paid per Share	Plans or Programs	(in millions)*

October 29, 2006 to	1,676,816	40.96	1,676,816	$636.8
November 28, 2006

November 29, 2006 to	3,199,000	44.21	3,199,000	$494.4
December 28, 2006

December 29, 2006 to	3,229,210	46.32	3,229,210	$344.8
January 26, 2007

*All purchases were made under our stock repurchase plan announced on May 31, 2005, which originally authorized the repurchase of $300 million in common stock. On September 12, 2006, the stock repurchase plan was increased to a level of $1 billion and extended until the end of calendar 2008.

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

4.1

Registration Rights Agreement, dated as of November 10, 2006, among Joy Global Inc., the Guarantors, and Banc of America Securities LLC, Lehman Brothers Inc. and UBS Securities LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.2 to current report of Joy Global Inc. on Form 8-K dated November 16, 2006, File No. 01-9299).

4.2

Indenture, dated as of November 10, 2006, among Joy Global Inc. and Wells Fargo Bank, N.A. as trustee (incorporated by reference to Exhibit 4.3 to current report of Joy Global Inc. on Form 8-K dated November 16, 2006, File No. 01-9299).

4.3

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

JOY GLOBAL INC
(Registrant)

/s/ Donald C. Roof

Date March 1, 2007	Donald C. Roof
Executive Vice President,
Chief Financial Officer
and Treasurer

/s/ Michael S. Olsen

Date March 1, 2007	Michael S. Olsen
Vice President and
Chief Accounting Officer