Form 10-Q
period 2007-04-27
JOY GLOBAL INC
filed 2007-05-31
CIK 801898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 27, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 23, 2007
Common Stock, $1 par value	108,615,493 shares

JOY GLOBAL INC.

FORM 10-Q -- INDEX

April 27, 2007

PART I. – FINANCIAL INFORMATION	PAGE No.

Item 1 – Financial Statements (unaudited):
Condensed Consolidated Statement of Income –
Three and Six Months Ended April 27, 2007 and April 29, 2006	3

Condensed Consolidated Balance Sheet – April 27, 2007
and October 28, 2006	4

Condensed Consolidated Statement of Cash Flows –
Six Months Ended April 27, 2007 and April 29, 2006	5

Notes to Condensed Consolidated Financial Statements	6 – 23

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations	24 – 32

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	32

Item 4 – Controls and Procedures	33

PART II. – OTHER INFORMATION

Item 1 – Legal Proceedings	34

Item 1A – Risk Factors	34

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3 – Defaults Upon Senior Securities	34

Item 4 – Submission of Matters to a Vote of Security Holders	34

Item 5 – Other Information	35

Item 6 –Exhibits	38

Signatures	39

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
	2007	2006	2007	2006

Net sales	$629,162	$560,348	$1,189,628	$1,113,689
Costs and expenses:
Cost of sales	419,990	375,758	805,589	763,357
Product development, selling and
administrative expenses	89,013	78,075	170,863	154,395
Other income	(1,418)	(3,977)	(2,383)	(4,961)

Operating income	121,577	110,492	215,559	200,898
Interest income	1,176	1,886	3,844	3,651
Interest expense	(9,219)	(578)	(16,329)	(1,145)
Reorganization items	(130)	5,077	(280)	4,952

Income before income taxes	113,404	116,877	202,794	208,356
Provision for income taxes	(35,825)	(34,000)	(65,550)	(67,300)
Income before cumulative effect of
changes in accounting principle	77,579	82,877	137,244	141,056
Cumulative effect of changes in
accounting principle	-	-	-	1,565

Net income	$77,579	$82,877	$137,244	$142,621

Basic earnings per share:
Income before cumulative effect
of accounting changes	$0.71	$0.67	$1.22	$1.15
Cumulative effect of accounting changes	-	-	-	0.01
Net income	$0.71	$0.67	$1.22	$1.16

Diluted earnings per share:
Income before cumulative effect
of accounting changes	$0.70	$0.66	$1.21	$1.13
Cumulative effect of accounting changes	-	-	-	0.01
Net income	$0.70	$0.66	$1.21	$1.14

Dividends per share	$0.15	$0.113	$0.30	$0.225

Weighted average shares outstanding:
Basic	109,420	123,710	112,049	123,032
Diluted	110,719	125,426	113,384	124,743

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	April 27,	October 28,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,644	$101,254
Accounts receivable, net	442,372	431,430
Inventories	740,603	639,934
Other current assets	66,157	55,257
Total current assets	1,340,776	1,227,875

Property, plant and equipment, net	214,422	205,011
Intangible assets, net	70,888	76,154
Deferred income taxes	296,480	335,690
Prepaid benefit cost	60,790	69,388
Other assets	50,578	39,887
Total assets	$2,033,934	$1,954,005

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term obligations	$2,056	$5,166
Trade accounts payable	183,870	200,121
Employee compensation and benefits	49,532	77,415
Advance payments and progress billings	197,983	186,581
Accrued warranties	41,076	38,929
Other accrued liabilities	85,459	91,769
Total current liabilities	559,976	599,981

Long-term obligations	521,061	98,145
Accrued pension costs	265,266	264,093
Other	73,208	72,157

Total liabilities	1,419,511	1,034,376

Shareholders' equity	614,423	919,629

Total liabilities and shareholders' equity	$2,033,934	$1,954,005

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	April 27,	April 29,
	2007	2006
Cash flows from operating activities:
Net income	$137,244	$142,621
Non-cash items:
Cumulative effect of accounting change	-	(1,565)
Depreciation and amortization	24,229	19,088
Increase in deferred income taxes, net of change in valuation allowance	99	11,839
Excess income tax benefit from exercise of stock options	(3,466)	(19,935)
Change in long-term accrued pension costs	11,773	11,645
Other, net	(2,853)	(4,256)
Changes in working capital items:
Increase in accounts receivable, net	(2,209)	(8,046)
Increase in inventories	(87,339)	(56,673)
(Increase) decrease in other current assets	(4,336)	2,772
Decrease in trade accounts payable	(22,030)	(6,451)
Decrease in employee compensation and benefits	(29,162)	(22,310)
Increase (decrease) in advance payments and progress billings	5,676	(24,530)
Increase in other accrued liabilities	32,539	32,419

Net cash provided by operating activities	60,165	76,618

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(10,601)	-
Property, plant and equipment acquired	(23,805)	(24,568)
Proceeds from the sale of property, plant and equipment	187	6,296
Other, net	30	812

Net cash used by investing activities	(34,189)	(17,460)

Cash flows from financing activities:
Exercise of stock options	7,394	13,366
Excess income tax benefit from exercise of stock options	3,466	19,935
Dividends paid	(33,680)	(27,550)
Purchase of treasury stock	(434,413)	(37,106)
Issuance of senior notes	394,874	-
Financing fees	(976)	-
Borrowings on long-term obligations, net	27,800	146
Decrease in short-term notes payable	(3,564)	-

Net cash used by financing activities	(39,099)	(31,209)

Effect of exchange rate changes on cash and cash equivalents	3,513	3,372

(Decrease) Increase in Cash and Cash Equivalents	(9,610)	31,321
Cash and Cash Equivalents at Beginning of Period	101,254	143,917

Cash and Cash Equivalents at End of Period	$91,644	$175,238

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 27, 2007

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

The Condensed Consolidated Financial Statements presented in this quarterly report on Form 10-Q are unaudited and have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

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

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

3.	Borrowings and Credit Facilities

On November 10, 2006, we amended our $400.0 million unsecured revolving credit facility (“Credit Agreement”) to extend the facility through November 10, 2011 and also amend certain financial covenants, including the elimination of covenants that had the effect of restricting stock repurchases and limiting capital expenditures. Outstanding borrowings bear interest equal to LIBOR plus the applicable margin (.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) at our option. We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage. On April 27, 2007, we were in compliance with all financial covenants in the Credit Agreement.

At April 27, 2007, there were $125.0 million outstanding direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $400 million credit limit, totaled $120.7 million. At April 27, 2007, there was $154.3 million available for borrowings under the Credit Agreement.

In November 2006, we issued $250.0 million of 6% Senior Notes due 2016 and $150.0 million of 6.625% Senior Notes due 2036 with interest on the notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2007. The notes are guaranteed by each of our current and future significant domestic subsidiaries. Proceeds from these offerings were used for the repayment of outstanding revolver balances and additional share repurchases.

4.	Shareholders’ Equity

On February 22, 2007, our Board of Directors declared a cash dividend of $0.15 per outstanding share of common stock. The dividend was paid on March 19, 2007 to all stockholders of record at the close of business on March 5, 2007.

Under our share repurchase program, management is authorized to repurchase up to $1.0 billion in shares in the open market or through privately negotiated transactions until December 31, 2008. During the three months ended April 27, 2007, we repurchased approximately $74.7 million of common stock, representing 1,608,734 shares. During the six months ended April 27, 2007, we have repurchased approximately $434.4 million of common stock, representing 9,714,160 shares. As of April 27, 2007, 15,860,912 of shares were held as treasury shares.

Comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
In thousands	2007	2006	2007	2006

Net income	$77,579	$82,877	$137,244	$142,621
Other comprehensive income (loss):
Minimum pension liability adjustment	-	-	-	3,376
Translation adjustments	7,732	2,064	17,745	9,223
Derivative fair value adjustments	(1,010)	2,881	358	4,739
Total other comprehensive income	6,722	4,945	18,103	17,338
Total comprehensive income	$84,301	$87,822	$155,347	$159,959

5.	Stock Based Compensation

We account for stock based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R), Share Based Payments (“SFAS 123(R)”). The total stock based compensation expense recognized for the six months ended April 27, 2007 and April 29, 2006 was approximately $5.3 million and $4.2 million, respectively. The total stock-based compensation expense we recognized for the three months ended April 27, 2007 and April 29, 2006 was approximately $3.0 million and $1.9 million, respectively.

During the three months ended April 27, 2007, there were 395,825 of deferred performance shares issued.

Stock Options

A summary of stock option activity under all plans is as follows:

		Weighted-Average
	Number of	Exercise Price
	Options	per Share

Outstanding at October 28, 2006	2,549,476	$18.10

Options granted	644,500	41.80
Options exercised	(450,037)	16.56
Options forfeited or cancelled	(169,618)	25.89

Outstanding at April 27, 2007	2,574,321	$23.79

6.	Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted-average number of shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares during each period, plus dilutive potential shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.”

Options outstanding used to compute earnings per share excluded 86,500 and 85,250 shares of common stock for the three months and six months ended April 27, 2007, respectively, as their inclusion would have been anti-dilutive. No options outstanding were excluded from the calculation of the weighted average diluted common stock used to compute earnings per share for the three months and six months ended April 29, 2006, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
In thousands except per share data	2007	2006	2007	2006
Numerator:
Income before cumulative effect
of changes in accounting principle	$77,579	$82,877	$137,244	$141,056
Cumulative effect of changes in accounting
principle, net of income taxes	-	-	-	1,565
Net income	$77,579	$82,877	$137,244	$142,621

Denominator:
Denominator for basic net income per share -
Weighted average shares	109,420	123,710	112,049	123,032
Effect of dilutive securities:
Stock options, restricted stock units and
performance shares	1,299	1,716	1,335	1,711
Denominator for diluted net income per share -
Adjusted weighted average shares and
assumed conversions	110,719	125,426	113,384	124,743

Basic earnings per share
Income before cumulative effect of
changes in accounting principle	$0.71	$0.67	$1.22	$1.15
Cumulative effect	-	-	-	0.01
Net Income	$0.71	$0.67	$1.22	$1.16

Diluted earnings per share
Income before cumulative effect of
changes in accounting principle	$0.70	$0.66	$1.21	$1.13
Cumulative effect	-	-	-	0.01
Net Income	$0.70	$0.66	$1.21	$1.14

7.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

		April 27, 2007		October 28, 2006
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
In thousands	Period	Amount	Amortization	Amount	Amortization
Finite lived other intangible assets:
Engineering Drawings	6 years	$2,900	$(363)	$2,900	$(121)
Customer Relationships	20 years	31,000	(1,513)	31,000	(505)
Backlog	1 year	5,990	(4,528)	5,990	(1,498)
Non-Compete Agreements	5 years	5,300	(795)	5,300	(265)
Patents	17 years	10,543	(4,560)	10,500	(4,079)
Unpatented Technology	35 years	1,147	(123)	1,147	(105)
Subtotal	16 years	56,880	(11,882)	56,837	(6,573)

Indefinite lived other intangible assets:
Trademarks		21,500	-	21,500	-
Pension		4,390	-	4,390	-
Subtotal		25,890	-	25,890	-

Total other intangible assets		$82,770	$(11,882)	$82,727	$(6,573)

Amortization expense was $2.6 million and $0.4 million for the three months ended April 27, 2007 and April 29, 2006, respectively and $5.3 million and $0.2 million for the six months ended April 27, 2007 and April 29, 2006, respectively. Estimated annual amortization expense is as follows:

In thousands
For the fiscal year ending:
2007	$8,656
2008	4,001
2009	3,840
2010	3,803
2011	3,480

Goodwill of $3.7 million was recorded in Fiscal 2006 as part of the Stamler acquisition and recorded as part of the underground mining machinery segment. An additional $2.5 million of goodwill was recorded in Fiscal 2007 primarily related to the finalization of the opening balance sheet.

In December 2006, we acquired the assets of Donnelly Pty. Ltd., a small motor rebuild operation in Australia for a total cost of approximately $8.5 million. We are still in the process of finalizing third-party valuations of certain intangible assets; accordingly, allocation of the purchase price is subject to modification in the future.

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

On April 19, 2004, Joy South Africa declared a dividend to our wholly owned subsidiary in the United Kingdom in the amount of approximately $46.0 million. As part of the transaction and in accordance with the South African Tax Act (“Act”), Joy South Africa was not required to pay tax on the transaction. In August 2004 the South African Revenue Service (“SARS”) stated that it disagreed with the Joy South Africa interpretation of the Act and would attempt to collect this tax. In September 2005, we received a notice of assessment from SARS, which as of April 2007 was approximately $7.4 million, including interest and penalties. We have not made payment or recorded a liability as it relates to the assessment, as management believes the exemption utilized during the dividend transaction was valid in accordance with the Act. We also believe further information will become available as a result of a similar case which is pending trial. We will continue to defend our position on the matter.

During the fourth quarter of Fiscal 2006, Joy Mining completed the manufacturing of a powered roof support system for a customer in China. In accordance with company policy, revenue was recognized under the percentage of completion method. During the last half of Fiscal 2006, the customer experienced a series of explosions at their mine, which in turn shut down the mine and delayed the delivery of the system and corresponding payments. We are currently working with our customer on a timeline in which they will be able to remit payment. We believe we will receive payment in full on the system mainly due to the close proximity of the mine to a coal fueled power plant, but if collectability is determined to not be assured and alternative sales are not viable, the maximum amount of the loss could be approximately $19.0 million.

At April 27, 2007, we were contingently liable to banks, financial institutions and others for approximately $149.0 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Included in the amount were $10.8 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of April 27, 2007, the nominal or face value of forward foreign exchange contracts to which we are a party, in absolute U.S. dollar equivalent terms, was $198.5 million.

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

We are currently negotiating retirement income matters in accordance with the memorandum of understanding within the 2004 contract agreement with the United Steelworkers of America (“Steelworkers”) at P&H Mining Equipment’s manufacturing facility in Milwaukee, Wisconsin. While we have passed the contractual deadline of May 1, 2007, both management and the Steelworkers are currently engaged in mediation to find a mutually agreeable solution. Although management is optimistic that this matter can be resolved without adverse impact on the business, we have contingency plans covering a variety of outcomes.

9.	Inventories

Consolidated inventories consisted of the following:

	April 27,	October 28,
In thousands	2007	2006
Finished goods	$453,530	$358,785
Work in process and purchased parts	221,063	207,660
Raw materials	66,010	73,489
	$740,603	$639,934

10.	Warranties

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

The following table reconciles the changes in the Company's product warranty reserve:

	Three Months Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
In thousands	2007	2006	2007	2006
Balance, beginning of period	$40,988	$37,697	$38,929	$34,183
Accrual for warranty expensed during
the period	8,656	5,786	14,597	11,384
Settlements made during the period	(8,839)	(4,909)	(13,438)	(7,084)
Change in liability for pre-existing warranties
during the period, including expirations	112	(171)	207	(285)
Effect of foreign currency translation	159	319	781	524
Balance, end of period	$41,076	$38,722	$41,076	$38,722

11.	Pension and Postretirement

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 27,	April 29,	April 27,	April 29,
In thousands	2007	2006	2007	2006

Service cost	$5,773	$5,249	$220	$48
Interest cost	20,014	18,593	798	753
Expected return on assets	(21,781)	(20,511)	(63)	-
Amortization of:
Prior service cost	126	111	(25)	-
Actuarial loss	5,689	5,272	111	196
Net periodic benefit cost	$9,821	$8,714	$1,041	$997

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	April 27,	April 29,	April 27,	April 29,
In thousands	2007	2006	2007	2006

Service cost	$11,546	$10,498	$439	$97
Interest cost	40,029	37,186	1,596	1,505
Expected return on assets	(43,563)	(41,023)	(126)	-
Amortization of:
Prior service cost	251	222	(50)	-
Actuarial loss	11,379	10,544	223	391
Net periodic benefit cost	$19,642	$17,427	$2,082	$1,993

12.	Segment Information

At April 27, 2007, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income (expense) or provision for income taxes. There are no significant intersegment sales. There has not been a material change in segment total assets from October 28, 2006.

	Second Quarter		Six Months
In thousands	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006

Net Sales
Underground Mining Machinery	$363,179	$335,188	$690,300	$676,583
Surface Mining Equipment	265,983	225,160	499,328	437,106
Consolidated Total	$629,162	$560,348	$1,189,628	$1,113,689

Operating Income
Underground Mining Machinery	$81,685	$77,693	$139,811	$141,734
Surface Mining Equipment	47,491	39,503	90,513	73,858
Total operations	129,176	117,196	230,324	215,592
Corporate	(7,599)	(6,704)	(14,765)	(14,694)
Consolidated Total	121,577	110,492	215,559	200,898
Interest income	1,176	1,886	3,844	3,651
Interest expense	(9,219)	(578)	(16,329)	(1,145)
Reorganization items	(130)	5,077	(280)	4,952
Income before income taxes	$113,404	$116,877	$202,794	$208,356

13.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. SFAS 158 is effective for us at the end of Fiscal 2007. The effect on our financial statements is dependent upon the discount rate at our Fiscal 2007 measurement date (October 26, 2007) and actual returns on our pension plan assets during the year. We expect the statement to result in a reduction of our shareholders’ equity. It is unlikely that SFAS 158 will affect our loan covenant compliance.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 becomes effective for us beginning in Fiscal 2009. We do not believe the adoption of SFAS 159 will have a significant effect on our financial statements or related disclosures.

14.	Subsidiary Guarantors

The following tables present condensed consolidated financial information as of and for the three months and six months ended April 27, 2007 and April 29, 2006 for; (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes issued in November 2006, which include Joy Technologies Inc. and P&H Mining Equipment Inc. (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidated

Statement of Income

Three Months Ended April 27, 2007

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$433,872	$344,814	$(149,524)	$629,162

Cost of sales	-	301,711	239,102	(120,823)	419,990

Product development, selling
and administrative expenses	7,503	45,962	35,548	-	89,013
Other (income) expense	-	5,932	(7,350)	-	(1,418)
Operating income (loss)	(7,503)	80,267	77,514	(28,701)	121,577

Intercompany items	(3,095)	(7,539)	(8,149)	18,783	-
Interest income (expense) - net	(8,915)	90	782	-	(8,043)
Reorganization items	(130)	-	-	-	(130)

Income (loss) before income taxes
and equity	(19,643)	72,818	70,147	(9,918)	113,404

(Provision) benefit for income taxes	9,869	(30,257)	(15,437)	-	(35,825)
Equity in income (loss) of subsidiaries	87,353	40,453	9,909	(137,715)	-

Net Income	$77,579	$83,014	$64,619	$(147,633)	$77,579

Condensed Consolidated

Statement of Income

Three Months Ended April 29, 2006

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$364,674	$306,374	$(110,700)	$560,348

Cost of sales	-	250,181	218,686	(93,109)	375,758

Product development, selling
and administrative expenses	6,680	42,232	29,163	-	78,075
Other income		6,506	(10,483)	-	(3,977)
Operating income (loss)	(6,680)	65,755	69,008	(17,591)	110,492

Intercompany items	4,656	(10,475)	(8,289)	14,108	-
Interest income (expense) - net	149	175	984	-	1,308
Reorganization items	5,077	-	-	-	5,077

Income (loss) before income taxes
and equity	3,202	55,455	61,703	(3,483)	116,877

(Provision) benefit for income taxes	4,354	(27,825)	(10,529)	-	(34,000)
Equity in income (loss) of subsidiaries	75,321	43,843	9,446	(128,610)	-

Income before cumulative effect of changes
in accounting principle	82,877	71,473	60,620	(132,093)	82,877

Cumulative effect of changes in accounting
principle	-	-	-	-	-

Net Income	$82,877	$71,473	$60,620	$(132,093)	$82,877

Condensed Consolidated

Statement of Income

Six Months Ended April 27, 2007

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$797,568	$680,154	$(288,094)	$1,189,628

Cost of sales	-	555,051	485,513	(234,975)	805,589

Product development, selling
and administrative expenses	14,613	87,624	68,626	-	170,863
Other income	-	14,404	(16,787)	-	(2,383)
Operating income (loss)	(14,613)	140,489	142,802	(53,119)	215,559

Intercompany items	(3,345)	(15,640)	(20,902)	39,887	-
Interest income (expense) - net	(13,996)	299	1,212	-	(12,485)
Reorganization items	(280)	-	-	-	(280)

Income (loss) before income taxes
and equity	(32,234)	125,148	123,112	(13,232)	202,794

(Provision) benefit for income taxes	14,512	(54,442)	(25,620)	-	(65,550)
Equity in income (loss) of subsidiaries	154,966	75,534	13,996	(244,496)	-

Net Income	$137,244	$146,240	$111,488	$(257,728)	$137,244

Condensed Consolidated

Statement of Income

Six Months Ended April 29, 2006

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$692,092	$669,925	$(248,328)	$1,113,689

Cost of sales	-	481,569	490,769	(208,981)	763,357

Product development, selling
and administrative expenses	14,400	82,769	57,226	-	154,395
Other income	-	13,879	(18,840)	-	(4,961)
Operating income (loss)	(14,400)	113,875	140,770	(39,347)	200,898

Intercompany items	3,704	(19,437)	(19,678)	35,411	-
Interest income (expense) - net	170	321	2,015	-	2,506
Reorganization items	4,952	-	-	-	4,952

Income (loss) before income taxes
and equity	(5,574)	94,759	123,107	(3,936)	208,356

(Provision) benefit for income taxes	5,286	(51,031)	(21,555)	-	(67,300)
Equity in income (loss) of subsidiaries	141,344	90,288	21,489	(253,121)	-

Income before cumulative effect of changes
in accounting principle	141,056	134,016	123,041	(257,057)	141,056

Cumulative effect of changes in accounting
principle	1,565	-	-	-	1,565

Net Income	$142,621	$134,016	$123,041	$(257,057)	$142,621

Condensed Consolidated

Balance Sheet

April 27, 2007

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$16,871	$8,082	$66,691	$-	$91,644
Accounts receivable-net	-	216,407	258,394	(32,429)	442,372
Inventories	-	400,684	381,105	(41,186)	740,603
Other current assets	31,920	18,368	21,494	(5,625)	66,157
Total current assets	48,791	643,541	727,684	(79,240)	1,340,776

Property, plant and equipment-net	199	134,639	79,584	-	214,422
Intangible assets-net	4,390	65,241	1,257	-	70,888
Investment in affiliates	1,692,168	758,812	182,179	(2,633,159)	-
Intercompany accounts-net	(612,430)	97,468	544,208	(29,246)	-
Deferred income taxes	296,480	-	-	-	296,480
Prepaid benefit costs	1,174	-	59,616	-	60,790
Other assets	2,057	27,829	20,692	-	50,578

Total assets	$1,432,829	$1,727,530	$1,615,220	$(2,741,645)	$2,033,934

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term obligations	$48	$11	$1,997	$-	$2,056
Trade accounts payable	794	97,212	86,733	(869)	183,870
Employee compensation and benefits	3,662	26,462	19,408	-	49,532
Advance payments and progress billings	-	93,992	117,168	(13,177)	197,983
Accrued warranties	-	22,069	19,007	-	41,076
Other accrued liabilities	(6,273)	40,857	62,052	(11,177)	85,459
Total current liabilities	(1,769)	280,603	306,365	(25,223)	559,976

Long-term obligations	520,010	155	896	-	521,061

Other non-current liabilities	300,165	12,138	26,171	-	338,474

Shareholders' equity	614,423	1,434,634	1,281,788	(2,716,422)	614,423

Total liabilities and shareholders' equity	$1,432,829	$1,727,530	$1,615,220	$(2,741,645)	$2,033,934

Condensed Consolidated

Balance Sheet

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

Condensed Consolidated

Statement of Cash Flows

Six Months Ended April 27, 2007

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$53,587	$(359)	$7,123	$(186)	$60,165

Investing Activities:
Acquisition of business, net of cash received	-	(2,147)	(8,454)	-	(10,601)
Property, plant and equipment acquired	-	(15,040)	(8,951)	186	(23,805)
Proceeds from the sale of property, plant and equipment	-	12	175	-	187
Other - net	(111)	652	(511)	-	30
Net cash (used) provided by investing activities	(111)	(16,523)	(17,741)	186	(34,189)

Financing Activities:
Exercise of stock options	7,394	-	-	-	7,394
Excess income tax benefit from exercise of stock options	3,466	-	-	-	3,466
Dividends paid	(33,680)	-	-	-	(33,680)
Purchase of treasury stock	(434,413)	-	-	-	(434,413)
Issuance of senior notes	394,874	-	-	-	394,874
Financing fees	(976)	-	-	-	(976)
Borrowings (payments) on long-term obligations, net	28,000	(6)	(194)	-	27,800
Increase (decrease) in short-term notes payable, net	-	-	(3,564)	-	(3,564)
Net cash used by financing activities	(35,335)	(6)	(3,758)	-	(39,099)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	3,513	-	3,513
Increase (Decrease) in Cash and Cash Equivalents	18,141	(16,888)	(10,863)	-	(9,610)
Cash and Cash Equivalents at Beginning of Period	(1,270)	24,970	77,554	-	101,254
Cash and Cash Equivalents at End of Period	$16,871	$8,082	$66,691	$-	$91,644

Condensed Consolidated

Statement of Cash Flows

Six Months Ended April 29, 2006

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$62,427	$7,882	$6,309	$-	$76,618

Investing Activities:
Acquisition of business, net of cash received	-	-	-	-	-
Property, plant and equipment acquired	(94)	(15,557)	(8,917)	-	(24,568)
Proceeds from the sale of property, plant and equipment	-	847	5,449	-	6,296
Other - net	(181)	860	133	-	812
Net cash used by investing activities	(275)	(13,850)	(3,335)	-	(17,460)

Financing Activities:
Exercise of stock options	13,366	-	-	-	13,366
Excess income tax benefit from exercise of stock options	19,935	-	-	-	19,935
Dividends paid	(27,550)	-	-	-	(27,550)
Borrowings (payments) on long-term obligations, net	-	(5)	151	-	146
Purchase of treasury stock	(37,106)	-	-	-	(37,106)
Net cash (used) provided by financing activities	(31,355)	(5)	151	-	(31,209)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	3,372	-	3,372
Increase (Decrease) in Cash and Cash Equivalents	30,797	(5,973)	6,497	-	31,321
Cash and Cash Equivalents at Beginning of Period	52,427	5,694	85,796	-	143,917
Cash and Cash Equivalents at End of Period	$83,224	$(279)	$92,293	$-	$175,238

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

Operating results during the second quarter of Fiscal 2007 and six month period then ended represent the continued strength of international commodity markets offset with softness in underground U.S. coal markets. Net sales for the second quarter of Fiscal 2007 totaled $629 million compared with $560 million in the second quarter of Fiscal 2006 while net sales for the Fiscal 2007 six months totaled $1.2 billion compared with $1.1 billion in the Fiscal 2006 six months. The acquisition of Stamler during the fourth quarter of Fiscal 2006 added $30.1 and $59.0 million of sales in the quarter and six months, respectively, while consistent growth in aftermarket parts and service globally contributed to the remainder of the increase. Operating income totaled $122 million in the second quarter Fiscal 2007 compared to $110 million in the prior year second quarter and $216 million in the Fiscal 2007 six months compared to $201 million in the prior year six month period. The increase in operating income was due to increased gross profit margins primarily related to a higher mix of aftermarket revenues offset by incremental expenses associated with the Stamler acquisition. Net income was down from $82.9 million in the second quarter Fiscal 2006 to $77.6 million in Fiscal 2007 and down from $142.6 million in the Fiscal 2006 six months compared to $137.2 million in the Fiscal 2007 six months. Both the quarter and six month period decreases in net income were primarily impacted by increased interest expense related to our Senior Note offering during the first quarter Fiscal 2007.

The demand for commodities mined by our customers continues to remain strong. Commodity prices for copper and iron ore are well above production costs with demand expected to outpace supply on the sustained economic growth in China and other developing countries. As the strong commodity cycle develops, our customers that mine these resources continue strategic expansion projects, which results in many short and long-term opportunities for both original equipment and aftermarket needs. The oil sands of Canada continue to be a significant long-term growth opportunity for surface mining with the expected market demand to be 6 to 8 shovels a year through 2015. Coal markets outside of the U.S. have shown strength in the quarter. The recent tightening of the seaborne thermal coal market has begun to show strength primarily due to China’s change in status from a net exporter to net importer of thermal coal. As China needs additional energy requirements to keep pace with current and future strong economic growth, high productivity mining equipment will become more prevalent in existing and new mines.

The softening of the U.S. underground coal market has continued in the second quarter of Fiscal 2007. Certain positive signs, such as higher electrical power demand in 2007 as compared to 2006 and slowly increasing spot coal pricing in eastern production areas, have signaled that conditions are improving. Despite these indicators, more positive U.S. coal conditions will not become apparent until spot prices increase to a level which supports the development of new mines and the reopening of currently idled mines. The timing of these events is impossible to determine and new orders of original equipment specifically related to underground mining will continue to be adversely effected by such uncertainty. The long-term outlook for U.S. coal remains positive with electricity demand continuing to strengthen over the foreseeable future. Coal continues to be one of the most cost effective energy sources and as new coal technologies are developed, additional demand will be created as environmental concerns subside.

Results of Operations

Three Months Ended April 27, 2007 to Three Months Ended April 29, 2006.

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Three Months Ended
	April 27,	April 29,	$	%
In thousands	2007	2006	Change	Change

Net Sales
Underground Mining Machinery	$363,179	$335,188	$27,991	8.4%
Surface Mining Equipment	265,983	225,160	40,823	18.1%
Total	$629,162	$560,348	$68,814	12.3%

The increase in net sales for Underground Mining Machinery in the second quarter was the result of a $2.0 million increase in original equipment shipments and a $26.0 million increase in the sale of aftermarket products and service. Decreased original equipment sales were reported in the emerging markets served out of the United Kingdom offset by incremental sales related to the Stamler line of business, which was purchased during the fourth quarter of Fiscal 2006. In the emerging markets served out of the United Kingdom, the decrease in original equipment sales was due to a roof support system and flexible conveyor train sale in the second quarter of Fiscal 2006 not duplicated in the second quarter of Fiscal 2007. Aftermarket sales increases were primarily due to emerging markets served out of the United Kingdom on continued demand for coal mining activity internationally.

The increase in net sales for Surface Mining Equipment in the second quarter was the result of a $5.7 million increase in original equipment and a $35.1 million increase in aftermarket products and service. Growth remained consistent in the market for original equipment and aftermarket sales globally. During the quarter, original equipment and aftermarket sales were particularly strong in the United States due to the continued strength in the demand for coal and copper. Aftermarket sales also increased in Chile by over 15% and almost doubled in emerging markets served out of the United Kingdom. Aftermarket growth was partially offset by decreases in South Africa, Canada and Australia primarily due to timing.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Three Months Ended
	April 27, 2007		April 29, 2006
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Underground Mining Machinery	$81,685	22.5%	$77,693	23.2%
Surface Mining Equipment	47,491	17.9%	39,503	17.5%
Corporate Expense	(7,599)		(6,704)
Total	$121,577	19.3%	$110,492	19.7%

Operating income as a percentage of net sales for Underground Mining Machinery decreased from 23.2% in the second quarter of 2006 to 22.5% in the second quarter of 2007. The decrease in operating profit as a percentage of sales was primarily driven by increased product development selling and administrative expenses as a percentage of sales of 1.2% and a less favorable sales mix of original equipment and aftermarket sales of 0.5% offset by decreased period costs as a percentage of sales of 1.0% due to more stable material costs, decreased overtime premiums and decreased performance-based incentive compensation.

Operating income as a percentage of net sales for Surface Mining Equipment increased from 17.5% in the second quarter of 2006 to 17.9% in the second quarter of 2007. The increase in operating profit as a percentage of sales was driven by a more favorable sales mix of original equipment and aftermarket products of 0.2% and decreased product development selling and administrative expenses as a percentage of sales of 1.1% offset by 0.9% decrease in other income primarily related to decreased asset sales.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $89.0 million, or 14% of sales, in the second quarter of Fiscal 2007, as compared to $78.1 million, or 14% of sales, in the second quarter of Fiscal 2006. Increased product development, selling and administrative expense was attributable to general inflation, $2.3 million related to the Stamler acquisition and $4.2 million of higher selling expenses related to increased business activity and the development of emerging markets.

Interest Expense

Interest expense increased to $9.2 million in the second quarter of Fiscal 2007 as compared to $0.6 million for Fiscal 2006. The $8.6 million increase was principally due to the November 2006 issuance of $250.0 million of 6% Senior Notes due 2016 and $150.0 million of 6.625% Senior Notes due 2036 and increased borrowings on our Credit Agreement, all of which were primarily used to finance our common stock repurchase program.

Reorganization Items

Reorganization items include income and expense that were realized or incurred as a result of our reorganization under Chapter 11 of the Bankruptcy Code. Reorganization related items moved to $0.1 million of expense during the second quarter of Fiscal 2007 from $5.1 million of income during the second quarter of

Fiscal 2006 with the Fiscal 2006 results being positively effected by reorganization income related to cash receipts from a fully reserved note receivable of $5.2 million.

Provision for Income Taxes

Income tax expense for the second quarter of Fiscal 2007 increased to $35.8 million as compared to $34.0 million in the second quarter of Fiscal 2006. These income tax provisions represented effective income tax rates for the second quarters of Fiscal 2007 and 2006 of 31.6% and 29.1%, respectively.

A review of income tax valuation reserves was performed as part of the analysis of the second quarter Fiscal 2007 and 2006 income tax provisions, respectively. No discreet adjustments were recorded relating to Fiscal 2007 while a discreet tax benefit of $6.3 million was recorded in Fiscal 2006 relating to certain valuation reserves applicable to our Australian Group. On a recurring basis, the main drivers of the variance in tax rates when compared to the statutory rate of 35% were the geographic mix of earnings and the corresponding differences in local statutory tax rates offset by U.S. State income taxes.

Cash taxes paid for the second quarter of Fiscal 2007 were $13.3 million compared to $10.3 million in the second quarter of Fiscal 2006. This increase in cash taxes paid was primarily due to increased Non-U.S. profitability year over year and the global timing requirements with respect to the payment of current and prior year tax liabilities.

Six Months Ended April 27, 2007 to Six Months Ended April 29, 2006.

Net Sales

	Six Months Ended
	April 27,	April 29,	$	%
In thousands	2007	2006	Change	Change

Net Sales
Underground Mining Machinery	$690,300	$676,583	$13,717	2.0%
Surface Mining Equipment	499,328	437,106	62,222	14.2%
Total	$1,189,628	$1,113,689	$75,939	6.8%

The increase in net sales for Underground Mining Machinery in the Fiscal 2007 six months compared with the Fiscal 2006 six months was the result of a $53.5 million increase in aftermarket products and service partially offset by decreased shipments of original equipment of $39.8 million. Decreased original equipment sales were reported in the United States and emerging markets served out of the United Kingdom offset by incremental sales of $28.7 million related to the Stamler line of business, which was purchased during the fourth quarter of Fiscal 2006. In the United States, the decrease in original equipment sales was the result of a roof support system sale in the Fiscal 2006 six months not duplicated in the Fiscal 2007 six months and a decrease in shuttle car sales over the same period. In the emerging markets served out of the United Kingdom, the decrease in original equipment sales was due to the sale of a roof support system and armored face conveyor in the Fiscal 2006 six months not duplicated in the Fiscal 2007 six months. Aftermarket sales increases were reported across all underground markets but primarily in the emerging markets served out of the United Kingdom due to the continued strength of coal mining activity internationally. Incremental aftermarket sales were also contributed by the Stamler line of business.

The increase in net sales of Surface Mining Equipment for the Fiscal 2007 six months compared to the Fiscal 2006 six months was due to a $17.4 million increase in original equipment and a $44.8 million increase in aftermarket products and service. Increases in original equipment sales in the United States, China, and Canada were primarily from sales of electric mining shovels and continues to reflect the ongoing growth of activity levels for both the replacement of existing equipment and the addition of new mining capacity for copper, coal, iron ore, oil sands and gold. Aftermarket sales growth was particularly strong in the United States from the continued strength in copper and surface mined coal. Aftermarket sales increased by 60% in the emerging markets served out of the United Kingdom and by 10% in Chile due to continued strength in copper. Aftermarket growth was partially offset by decreases in Canada, Australia and South Africa primarily due to timing.

Operating Income

	Six Months Ended
	April 27, 2007		April 29, 2006
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Underground Mining Machinery	$139,811	20.3%	$141,734	20.9%
Surface Mining Equipment	90,513	18.1%	73,858	16.9%
Corporate Expense	(14,765)		(14,694)
Total	$215,559	18.1%	$200,898	18.0%

Operating income as a percentage of net sales for Underground Mining Machinery decreased from 20.9% in the Fiscal 2006 six months to 20.3% in the Fiscal 2007 six months. The decrease in operating profit as a percentage of sales was primarily driven by increased product development selling and administrative expenses as a percentage of sales of 2.1% offset by a more favorable sales mix of original equipment and aftermarket sales of 0.8% and decreased period costs as a percentage of sales of 0.9% due to more stable material costs, decreased overtime premiums and decreased performance-based incentive compensation.

Operating income as a percentage of net sales for Surface Mining Equipment increased from 16.9% in the Fiscal 2006 six months to 18.1% in the Fiscal 2007 six months. The increase in operating profit as a percentage of sales is primarily driven by a more favorable sales mix of original equipment and aftermarket products of 1.1% and decreased product development selling and administrative expenses as a percentage of sales of 1.5% offset by increased period costs as a percentage of sales primarily related to the timing of increased warranty expense and decreased other income related to the sale of assets in the Fiscal 2006 six months.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $170.9 million, or 14% of sales, in the Fiscal 2007 six months, as compared to $154.4 million, or 14% of sales, in the Fiscal 2006 six months. While a consistent percentage of total sales, the 11% increase in product development, selling and administrative expense was primarily attributable to general inflation, $4.4 million related to the Stamler acquisition and $7.9 million of higher selling expenses related to increased business activity and the development of emerging markets.

Interest Expense

Interest expense increased to $16.3 million in the Fiscal 2007 six months as compared to $1.1 million for the Fiscal 2006 six months. The $15.2 million increase was principally due to the November 2006 issuance of $250.0 million of 6% Senior Notes due 2016 and $150.0 million of 6.625% Senior Notes due 2036 and increased borrowings on our Credit Agreement, all of which were primarily used to finance our common stock repurchase program.

Reorganization Items

Reorganization related items moved to $0.3 million of expense during the Fiscal 2007 six months from $5.0 million of income during the Fiscal 2006 six months with the Fiscal 2006 results being positively affected by reorganization income related to cash receipts from a fully reserved note receivable of $5.2 million.

Provision for Income Taxes

Income tax expense for the Fiscal 2007 six months decreased to $65.5 million as compared to $67.3 million for the Fiscal 2006 six months. On a consolidated basis, these income tax provisions represented effective income tax rates for the Fiscal 2007 six months and Fiscal 2006 six months of 32.3% for both periods.

A review of income tax valuation reserves was performed as part of the analysis of the Fiscal 2007 and 2006 six months income tax provisions, respectively. No discreet adjustments were recorded relating to Fiscal 2007 while a discreet tax benefit of $6.3 million was recorded in Fiscal 2006 relating to certain valuation reserves applicable to our Australian Group. On a recurring basis, the main drivers of the variance in tax rates when compared to the Statutory rate of 35% were the geographic mix of earnings and the corresponding differences in local statutory tax rates offset by U.S. State income taxes.

Cash taxes paid for the Fiscal 2007 six months were $28.6 million compared to $19.3 million paid for the Fiscal 2006 six months. This increase in cash taxes paid was primarily due to increased Non-U.S. profitability year over year and the global timing requirements with respect to the payment of current and prior year tax liabilities.

Bookings and Backlog

The bookings trend remained strong for original equipment and aftermarket products and services. During the Fiscal 2007 second quarter and six months, we received $728 million and $1.3 billion, respectively, of new orders compared to new order bookings of $548 million and $1.1 billion for the Fiscal 2006 second quarter and six months, respectively. Aftermarket products and services orders continued to trend upward for the quarter and six month periods ended April 27, 2007 by 8% and 5%, respectively as compared to the prior year. The measured growth of aftermarket parts and services is largely representative of the demands on the ever increasing installed base of original equipment offset by the continued weakness in the United States coal market. Original equipment orders were up 87% and 26% for the quarter and six month period over the prior year mainly due to the continued strength of all markets served by the surface mining business and international markets served by our underground mining business offset by the effects of the downturn in the United States coal market on our underground mining business.

Due to the continued strength of the surface mining business and despite the softness in the U.S underground coal market, backlog increased from $1.3 billion at the end of Fiscal 2006 to $1.4 billion at the end of the Fiscal 2007 second quarter.

Liquidity and Capital Resources

We currently use working capital and cash flow production as two financial measurements to judge the performance of our operations and our ability to meet our financial obligations.

The following table summarizes the major components of our working capital as of April 27, 2007 and October 28, 2006, respectively:

	April 27,	October 28,
In millions	2007	2006
Cash and cash equivalents	$91.6	$101.3
Accounts receivable	442.4	431.4
Inventories	740.6	639.9
Other current assets	66.2	55.3
Short-term debt	(2.0)	(5.2)
Accounts payable	(183.9)	(200.1)
Employee compensation and benefits	(49.5)	(77.4)
Advance payments and progress billings	(198.0)	(186.6)
Accrued warranties	(41.1)	(38.9)
Other current liabilities	(85.5)	(91.8)

Working Capital	$780.8	$627.9

We continue to require working capital investment to maintain our position as the world’s leading manufacturer and servicer of high productivity mining equipment. The primary drivers relate to funding for purchases of production and replacement parts inventories. As part of our continuous improvement of purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.

We anticipate that capital spending could reach 3.5% to 4.0% of sales in Fiscal 2007 and 2008 primarily due to a number of programs to increase our manufacturing capacity and in order to continue the expansion of our aftermarket service capabilities.

Expansion efforts of both the surface and underground mining operations continued during the second quarter of Fiscal 2007. Efforts commenced on the expansion in component machining capabilities for P&H Mining at our Tianjin, China campus, with start-up being projected as mid-2008. The underground mining operation continued the previously announced expansion efforts in lower cost environments, including Poland and China. The 70,000 square feet combined service center and manufacturing facility in Poland is on target for completion in late Fiscal 2007. The Baotou expansion was completed during the second quarter and is currently providing expanded repair and rebuild capability in the region. The Joy Tianjin facility was completed in the first quarter of Fiscal 2007 and is currently providing pan lines for armored face conveyors.

During the Fiscal 2007 six months, cash provided by operating activities was $60.2 million compared to cash provided by operating activities of $76.6 million during the Fiscal 2006 six months. The decrease in cash generated by operating activities primarily related to increased working capital requirements associated with higher business activity levels.

During the Fiscal 2007 six months cash used by investing activities was $34.2 million compared to cash used by investing activities of $17.5 million during the Fiscal 2006 six months. The increase was primarily due to the $8.5 million acquisition of a repair and rebuild facility in Australia during the first quarter of Fiscal 2007.

The acquisition has provided complementary service to existing electric motor repair and rebuild facilities and created an original equipment repair shop network in Eastern Australia. The increase was also impacted by proceeds of $4.9 million from the sale of facilities in the United States and Australia during the Fiscal 2006 six months.

During the Fiscal 2007 six months cash used by financing activities was $39.1 million compared to cash used by financing activities of $31.2 million in the Fiscal 2006 six months. The primary drivers of the change were the decreased excess income tax benefits from the exercise of stock options and increased borrowings on long term obligations and the issuance of senior notes in the first quarter of Fiscal 2007 offset by the increased purchase of common stock.

In November 2006, we issued $250.0 million of 6% Senior Notes due 2016 and $150.0 million of 6.625% Senior Notes due 2036 with interest on the notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2007. The notes are guaranteed by each of our current and future significant domestic subsidiaries. Proceeds from these offerings were used for the repayment of outstanding revolver balances and additional share repurchases.

Under our share repurchase program, management is authorized to repurchase up to $1.0 billion in shares in the open market or through privately negotiated transactions until December 31, 2008. During the three months ended April 27, 2007, we repurchased approximately $74.7 million of common stock, representing 1,608,734 shares. During the six months ended April 27, 2007, we have repurchased approximately $434.4 million of common stock, representing 9,714,160 shares. As of April 27, 2007, 15,860,912 shares were held as treasury shares. We will continue to evaluate the repurchase of shares of common stock as market conditions dictate.

On February 22, 2007, our Board of Directors declared a cash dividend of $0.15 per outstanding share of common stock. The dividend was paid on March 19, 2007 to all stockholders of record at the close of business on March 5, 2007.

Financial Condition

As of the end of the second quarter Fiscal 2007, we had $91.6 million in cash and cash equivalents and $154.3 million available for borrowings under the Credit Agreement. Our primary cash requirements include working capital, capital expenditures, dividends and share repurchases. We will also continue to evaluate potential acquisitions. Target acquisitions would include “bolt-on” businesses which would be mining related product line additions or service extensions or “third leg” businesses that would provide a strong branded, highly engineered product with the platform for our life-cycle management strategy and provide a solid base for growth potential. Based upon our current level of operations, we believe that cash flows from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future cash requirements.

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

We believe our accounting policies for revenue recognition, inventories, intangible assets, accrued warranties, pension and postretirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 28, 2006 for a discussion of these policies. There were no material changes to these policies during the second quarter of Fiscal 2007.

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

The total stock based compensation expense recognized for the six months ended April 27, 2007 and April 29, 2006 was approximately $5.3 million and $4.2 million, respectively. The total stock-based compensation expense we recognized for the three months ended April 27, 2007 and April 29, 2006 was approximately $3.0 million and $1.9 million, respectively. We estimate that our share based compensation expense for Fiscal 2007 will be $11.1 million and is dependent on the share based payment programs awarded thus far in Fiscal 2007, the assumptions used in calculating the fair value of the awards using the Black Scholes model and the actual amount of forfeitures as compared to expected forfeitures upon issuance.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

No change.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended October 28, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	We made the following purchases of our common stock, par value $1.00 per share, during the period covered by this report:

				Maximum Approximate
				Dollar Value of Shares
			Total Number of Shares	that May Yet Be
			Purchased as Part of	Purchased Under the
	Total Number of	Average Price	Publicly Announced	Plans or Programs
Period	Shares Purchased	Paid per Share	Plans or Programs	(in millions)*

January 27, 2007 to	602,900	$47.45	602,900	$316,151,730
February 26, 2007

February 27, 2007 to	1,005,834	$45.84	1,005,834	$270,048,544
March 26, 2007

March 27, 2007 to	-		-	$270,048,544
April 27, 2006

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting held on February 22, 2007 there were three proposals voted on by shareholders.

Proposal # 1

Each of our directors standing for election was re-elected to a term ending at the annual meeting in 2008. The votes cast are listed below:

					Broker
	For	Against	Withheld	Abstained	Non-Votes

Steven L. Gerard	99,517,464	-	1,812,822	-	-

John Nils Hanson	98,029,645	-	3,300,641	-	-

Ken C. Johnsen	100,010,108	-	1,320,178	-	-

Gale E. Klappa	100,313,634	-	1,016,652	-	-

Richard B. Loynd	90,821,710	-	10,508,576	-	-

P. Eric Siegert	97,393,228	-	3,937,058	-	-

Michael W. Sutherlin	100,900,727	-	429,559	-	-

James H. Tate	87,656,587	-	13,673,699	-	-

Proposal #2

Shareholders were asked to approve the Joy Global Inc. 2007 Stock Incentive Plan. The proposal was passed and the votes cast are listed below:

			Broker
For	Against	Abstained	Non-Votes

54,247,561	34,691,254	167,095	12,224,376

Proposal #3

Shareholders were asked to approve an amendment to the corporation’s Restated Certificate of Incorporation increasing its authorized common stock from 150,000,000 to 500,000,000 shares. The proposal was not passed and the votes cast are listed below:

For	Against	Abstained

38,741,537	61,023,138	1,592,608

Item 5.  Other Information

Not applicable

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

Factors affecting our ability to successfully manage and complete sales we obtain, such as: the successful transition to a new enterprise software system at our surface mining equipment business; the timely negotiation of collective bargaining agreements and pension issues with our unionized workers; the accuracy of our cost and time estimates for major projects and long-term maintenance and repair contracts; the adequacy of our systems to manage major projects and our success in completing projects on time and within budget; our success in recruiting, hiring and retaining managers and skilled employees in the areas where we operate; wage stability and cooperative labor relations; plant capacity and utilization; and whether acquisitions are assimilated and divestitures completed without notable surprises or unexpected difficulties.

Factors affecting our general business or financial position, such as: unforeseen patent, tax, product (including asbestos-related and silicosis liability), environmental, employee health and benefits, or contractual liabilities; changes in pension and post-retirement benefit costs; nonrecurring restructuring and other special charges; changes in accounting or tax rules or regulations; reassessments of asset valuations for such assets as receivables, inventories, fixed assets, intangible assets and deferred tax assets; adverse tax rulings; collectibility of accounts receivable; and leverage and debt service.

Item 6.  Exhibits

10.1	Joy Global Inc. 2007 Stock Incentive Plan
10.2

Form of Restricted Stock Unit Award Agreement entered into between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOY GLOBAL INC
(Registrant)

/s/ James H. Woodward, Jr.

Date May 31, 2007	James H. Woodward, Jr.
Executive Vice President,
Chief Financial Officer
and Treasurer

/s/ Michael S. Olsen

Date May 31, 2007	Michael S. Olsen
Vice President and
Chief Accounting Officer