Form 10-Q
period 2007-07-27
JOY GLOBAL INC
filed 2007-08-30
CIK 801898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 27, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 23, 2007
Common Stock, $1 par value	108,047,050 shares

JOY GLOBAL INC.

FORM 10-Q -- INDEX

July 27, 2007

PART I. – FINANCIAL INFORMATION	PAGE No.

Item 1 – Financial Statements (unaudited):
Condensed Consolidated Statement of Income –
Quarter and Nine Months Ended July 27, 2007 and July 29, 2006	3

Condensed Consolidated Balance Sheet – July 27, 2007
and October 28, 2006	4

Condensed Consolidated Statement of Cash Flows –
Nine Months Ended July 27, 2007 and July 29, 2006	5

Notes to Condensed Consolidated Financial Statements	6 – 24

Item 2 – Management’s Discussion and Analysis of Results of Operations and
Financial Condition	25 – 33

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	33

Item 4 – Controls and Procedures	33

PART II. – OTHER INFORMATION

Item 1 – Legal Proceedings	34

Item 1A – Risk Factors	34

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3 – Defaults Upon Senior Securities	35

Item 4 – Submission of Matters to a Vote of Security Holders	35

Item 5 – Other Information	35

Item 6 – Exhibits	37

Signatures	38

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Quarter Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2007	2006	2007	2006

Net sales	$621,785	$598,710	$1,811,413	$1,712,399
Costs and expenses:
Cost of sales	424,896	409,828	1,230,485	1,173,185
Product development, selling and
administrative expenses	88,909	80,362	259,772	234,757
Other income	(2,286)	(1,144)	(4,669)	(6,105)

Operating income	110,266	109,664	325,825	310,562
Interest income	1,188	1,549	5,032	5,200
Interest expense	(8,118)	(1,168)	(24,447)	(2,313)
Reorganization items	(135)	1,895	(415)	6,847

Income before income taxes	103,201	111,940	305,995	320,296
(Provision) benefit for income taxes	(30,300)	76,625	(95,850)	9,325
Income before cumulative effect of
changes in accounting principle	72,901	188,565	210,145	329,621
Cumulative effect of changes in
accounting principle	-	-	-	1,565

Net income	$72,901	$188,565	$210,145	$331,186

Basic earnings per share:
Income before cumulative effect
of accounting changes	$0.67	$1.55	$1.89	$2.69
Net income	$0.67	$1.55	$1.89	$2.70

Diluted earnings per share:
Income before cumulative effect
of accounting changes	$0.66	$1.53	$1.87	$2.66
Net income	$0.66	$1.53	$1.87	$2.67

Dividends per share	$0.15	$0.1125	$0.45	$0.3375

Weighted average shares outstanding:
Basic	109,137	121,366	111,079	122,477
Diluted	110,462	122,912	112,410	124,133

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	July 27,	October 28,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,608	$101,254
Accounts receivable, net	466,422	431,430
Inventories	747,502	639,934
Other current assets	69,450	55,257
Total current assets	1,401,982	1,227,875

Property, plant and equipment, net	233,764	205,011
Intangible assets, net	68,361	76,154
Deferred income taxes	280,863	335,690
Prepaid benefit cost	61,304	69,388
Other assets	55,652	39,887
Total assets	$2,101,926	$1,954,005

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term obligations	$214	$5,166
Trade accounts payable	169,017	200,121
Employee compensation and benefits	50,091	77,415
Advance payments and progress billings	295,487	186,581
Accrued warranties	43,281	38,929
Other accrued liabilities	79,651	91,769
Total current liabilities	637,741	599,981

Long-term obligations	446,198	98,145
Accrued pension costs	269,819	264,093
Other	75,512	72,157

Total liabilities	1,429,270	1,034,376

Shareholders' equity	672,656	919,629

Total liabilities and shareholders' equity	$2,101,926	$1,954,005

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	July 27,	July 29,
	2007	2006
Cash flows from operating activities:
Net income	$210,145	$331,186
Non-cash items:
Cumulative effect of accounting change	-	(1,565)
Depreciation and amortization	37,297	28,785
Decrease in deferred income taxes, net of change in valuation allowance	(5,581)	(72,446)
Excess income tax benefit from exercise of stock options	(6,977)	(20,432)
Change in long-term accrued pension costs	17,111	17,271
Other, net	(5,280)	(2,990)
Changes in working capital items:
Increase in accounts receivable, net	(12,971)	(62,341)
Increase in inventories	(96,076)	(70,808)
(Increase) decrease in other current assets	(303)	4,355
Decrease in trade accounts payable	(40,549)	(5,727)
Decrease in employee compensation and benefits	(29,373)	(15,224)
Increase (decrease) in advance payments and progress billings	97,354	(4,933)
Increase in other accrued liabilities	45,537	20,831

Net cash provided by operating activities	210,334	145,962

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(10,601)	-
Property, plant and equipment acquired	(43,115)	(32,788)
Proceeds from the sale of property, plant and equipment	1,638	8,178
Other, net	(25)	1,566

Net cash used by investing activities	(52,103)	(23,044)

Cash flows from financing activities:
Exercise of stock options	11,869	14,033
Excess income tax benefit from exercise of stock options	6,977	20,432
Dividends paid	(49,985)	(41,128)
Purchase of treasury stock	(456,631)	(234,139)
Issuance of senior notes	394,874	-
Financing fees	(976)	-
(Repayments) borrowings on long-term obligations, net	(47,388)	75,328
Decrease in short-term notes payable	(5,248)	-

Net cash used by financing activities	(146,508)	(165,474)

Effect of exchange rate changes on cash and cash equivalents	5,631	789

Increase (Decrease) in Cash and Cash Equivalents	17,354	(41,767)
Cash and Cash Equivalents at Beginning of Period	101,254	143,917

Cash and Cash Equivalents at End of Period	$118,608	$102,150

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 27, 2007

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

On November 10, 2006, we amended our $400 million unsecured revolving credit facility (“Credit Agreement”) to extend the facility through November 10, 2011 and also amend certain financial covenants, including the elimination of covenants that had the effect of restricting stock repurchases and limiting capital expenditures. Outstanding borrowings bear interest equal to LIBOR plus the applicable margin (.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) at our option. We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage. On July 27, 2007, we were in compliance with all financial covenants in the Credit Agreement.

At July 27, 2007, there were $50.0 million outstanding direct borrowings under the Credit Agreement at a weighted average interest rate of 5.95%. Outstanding letters of credit issued under the Credit Agreement, which count toward the $400 million credit limit, totaled $118 million. At July 27, 2007, there was $232 million available for borrowings under the Credit Agreement.

In November 2006, we issued $250 million of 6% Senior Notes due 2016 and $150 million of 6.625% Senior Notes due 2036 with interest on the notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2007. The notes are guaranteed by each of our current and future significant domestic subsidiaries. Proceeds from these offerings were used for the repayment of outstanding revolver balances and additional share repurchases.

4.	Shareholders’ Equity

On May 24, 2007, our Board of Directors declared a cash dividend of $0.15 per outstanding share of common stock. The dividend was paid on June 19, 2007 to all stockholders of record at the close of business on June 5, 2007.

Under our share repurchase program, management is authorized to repurchase up to $1.0 billion in shares in the open market or through privately negotiated transactions until December 31, 2008. During the quarter ended July 27, 2007, we repurchased approximately $22.2 million of common stock, representing 440,000 shares. During the nine months ended July 27, 2007, we repurchased approximately $456.6 million of common stock, representing 10,154,160 shares. As of July 27, 2007, 16,300,912 of shares were held as treasury shares.

Comprehensive income consisted of the following:

	Quarter Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
In thousands	2007	2006	2007	2006

Net income	$72,901	$188,565	$210,145	$331,186
Other comprehensive income (loss):
Minimum pension liability adjustment	-	-	-	3,376
Translation adjustments	10,937	(4,228)	28,682	4,995
Derivative fair value adjustments	4,212	2,246	4,570	6,985
Total other comprehensive income (loss)	15,149	(1,982)	33,252	15,356
Total comprehensive income	$88,050	$186,583	$243,397	$346,542

5.	Stock Based Compensation

We account for stock based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R), Share Based Payments (“SFAS 123(R)”). The total stock-based compensation expense we recognized for the quarter ended July 27, 2007 and July 29, 2006 was approximately $2.8 million and $2.4 million, respectively. The total stock based compensation expense we recognized for the nine months ended July 27, 2007 and July 29, 2006 was approximately $8.1 million and $6.6 million, respectively.

During the three months ended July 27, 2007, there were 81,497 deferred performance shares distributed.

Stock Options

A summary of stock option activity under all plans is as follows:

		Weighted-Average
	Number of	Exercise Price
	Options	per Share

Outstanding at October 28, 2006	2,549,476	$18.10

Options granted	644,500	41.80
Options exercised	(770,420)	15.41
Options forfeited or cancelled	(242,143)	26.71

Outstanding at July 27, 2007	2,181,413	$25.10

6.	Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted-average number of shares outstanding during each period. Diluted net income per share is computed based on the weighted average number of ordinary shares during each period, plus dilutive potential shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.”

Options outstanding used to compute earnings per share excluded 30,000 and 66,833 shares of common stock for the quarter and nine months ended July 27, 2007, respectively, as their inclusion would have been anti-dilutive. Options outstanding of 34,000 and 11,333 were excluded from the calculation of the weighted average diluted common stock used to compute earnings per share for the quarter and nine months ended July 29, 2006, respectively, for this same reason.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
In thousands except per share data	2007	2006	2007	2006
Numerator:
Income before cumulative effect
of changes in accounting principle	$72,901	$188,565	$210,145	$329,621
Cumulative effect of changes in accounting
principle, net of income taxes	-	-	-	1,565
Net income	$72,901	$188,565	$210,145	$331,186

Denominator:
Denominator for basic net income per share -
Weighted average shares	109,137	121,366	111,079	122,477
Effect of dilutive securities:
Stock options, restricted stock units and
performance shares	1,325	1,546	1,331	1,656
Denominator for diluted net income per share -
Adjusted weighted average shares and
assumed conversions	110,462	122,912	112,410	124,133

Basic earnings per share
Income before cumulative effect of
changes in accounting principle	$0.67	$1.55	$1.89	$2.69
Cumulative effect	-	-	-	0.01
Net Income	$0.67	$1.55	$1.89	$2.70

Diluted earnings per share
Income before cumulative effect of
changes in accounting principle	$0.66	$1.53	$1.87	$2.66
Cumulative effect	-	-	-	0.01
Net Income	$0.66	$1.53	$1.87	$2.67

7.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

		July 27, 2007		October 28, 2006
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
In thousands	Period	Amount	Amortization	Amount	Amortization
Finite lived other intangible assets:
Engineering Drawings	6 years	$2,900	$(484)	$2,900	$(121)
Customer Relationships	20 years	31,000	(2,017)	31,000	(505)
Backlog	1 year	5,990	(5,990)	5,990	(1,498)
Non-Compete Agreements	5 years	5,300	(1,060)	5,300	(265)
Patents	17 years	10,556	(4,739)	10,500	(4,079)
Unpatented Technology	35 years	1,147	(132)	1,147	(105)
Subtotal	16 years	56,893	(14,422)	56,837	(6,573)

Indefinite lived other intangible assets:
Trademarks		21,500	-	21,500	-
Pension		4,390	-	4,390	-
Subtotal		25,890	-	25,890	-

Total other intangible assets		$82,783	$(14,422)	$82,727	$(6,573)

Amortization expense was $2.5 million and $0.2 million for the quarter ended July 27, 2007 and July 29, 2006, respectively and $7.8 million and $0.7 million for the nine months ended July 27, 2007 and July 29, 2006, respectively. Estimated annual amortization expense is as follows:

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

Changes in the carrying amount of goodwill for the nine months ended July 27, 2007, are as follows:

In thousands	Underground Mining Machinery	Surface Mining Equipment

Balance as of October 28, 2006	$3,674	$-

Goodwill acquired during the period	-	8,454
Acquisition finalization	3,344
Translation adjustments	-	915

Balance as of July 27, 2007	$7,018	$9,369

8.	Contingent Liabilities

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

On April 19, 2004, Joy South Africa declared a dividend to our wholly owned subsidiary in the United Kingdom in the amount of approximately $46 million. As part of the transaction and in accordance with the South African Tax Act (“Act”), Joy South Africa was not required to pay tax on the transaction. In August 2004 the South African Revenue Service (“SARS”) stated that it disagreed with the Joy South Africa interpretation of the Act and would attempt to collect this tax. In September 2005, we received a notice of assessment from SARS, which as of July 2007 was approximately $8.0 million, including interest and penalties. We have not made payment or recorded a liability as it relates to the assessment, as management believes the exemption utilized during the dividend transaction was valid in accordance with the Act. We also believe further information will become available as a result of a similar case, which is pending trial. We will continue to defend our position on the matter.

During the fourth quarter of Fiscal 2006, Joy Mining completed the manufacturing of a powered roof support system for a customer in China. In accordance with company policy, revenue was recognized under the percentage of completion method. During the last half of Fiscal 2006, the customer experienced a series of explosions at their mine, which in turn shut down the mine and delayed the delivery of the system and corresponding payments. During August 2007, the customer obtained the necessary letter of credit to cover our open receivable balance. We expect to be able to collect on the open receivable balance upon final equipment delivery, which is expected in calendar 2007.

At July 27, 2007, we were contingently liable to banks, financial institutions and others for approximately $176 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Included in the amount were $40.0 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of July 27, 2007, the nominal or face value of forward foreign exchange contracts to which we are a party, in absolute U.S. dollar equivalent terms, was approximately $302 million.

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

We are currently negotiating retirement income matters in accordance with the memorandum of understanding within the 2004 contract agreement with the United Steelworkers of America (“Steelworkers”) at P&H Mining Equipment’s manufacturing facility in Milwaukee, Wisconsin. While we have passed the contractual deadline of May 1, 2007, management is optimistic that this matter can be resolved without adverse impact on the business, but if not, we have plans to mitigate the significance of an unfavorable outcome.

9.	Inventories

Consolidated inventories consisted of the following:

	July 27,	October 28,
In thousands	2007	2006
Finished goods	$457,490	$358,785
Work in process and purchased parts	220,681	207,660
Raw materials	69,331	73,489
	$747,502	$639,934

10.	Warranties

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

The following table reconciles the changes in the Company's product warranty reserve:

	Quarter Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
In thousands	2007	2006	2007	2006
Balance, beginning of period	$41,076	$38,722	$38,929	$34,183
Accrual for warranty expensed during
the period	8,451	3,911	23,048	15,295
Settlements made during the period	(7,115)	(4,254)	(20,553)	(11,338)
Change in liability for pre-existing warranties
during the period, including expirations	135	575	342	290
Effect of foreign currency translation	734	(53)	1,515	471
Balance, end of period	$43,281	$38,901	$43,281	$38,901

11.	Pension and Postretirement

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
	July 27,	July 29,	July 27,	July 29,
In thousands	2007	2006	2007	2006

Service cost	$5,609	$5,249	$220	$48
Interest cost	19,837	18,593	798	820
Expected return on assets	(21,805)	(20,511)	(63)	-
Amortization of:
Prior service cost	195	111	(25)	124
Actuarial loss	5,875	5,272	111	231
Net periodic benefit cost	$9,711	$8,714	$1,041	$1,223

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
In thousands	2007	2006	2007	2006

Service cost	$17,154	$15,747	$659	$145
Interest cost	59,866	55,779	2,394	2,325
Expected return on assets	(65,367)	(61,534)	(189)	-
Amortization of:
Prior service cost	446	332	(75)	124
Actuarial loss	17,254	15,816	334	622
Net periodic benefit cost	$29,353	$26,140	$3,123	$3,216

12.	Income Taxes

The main drivers of the variance in tax rates in relation to the U.S. statutory rate of 35% were the changes in the geographic mix of earnings, and differences in local statutory tax rates offset partially by state income taxes and certain Subpart F inclusions. Additionally, a discreet net tax benefit of $4.5 million was recorded in the third quarter of Fiscal 2007 to reflect prior years’ tax benefits not previously recognized offset partially by certain U.S. Subpart F inclusions.

A review of the realizability of deferred tax assets was performed as part of the analysis of the quarter ended July 29, 2006 income tax provision. Based on this analysis, valuation allowances of $179 million were reversed relating to pre-emergence and post-emergence deferred income tax assets ($68.0 million and $111 million, respectively) related to U.S. Federal net deferred income tax assets. The reversal of valuation allowances related to pre-emergence deferred income tax assets were recorded as additional paid in capital in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” The reversal of valuation allowances related to the post-emergence deferred income tax assets were recorded as a discreet tax benefit of $111 million ($0.90 per diluted share) through our provision for income taxes. Included in the discreet tax benefit is $95.1 million related to the reversal of valuation allowances initially recorded as part of our minimum pension liability within accumulated other comprehensive income. If the related pension plan is terminated in the future, the remainder of the accumulated loss would be recorded in the income statement without a full tax benefit.

Additionally, the quarter ended April 29, 2006 was impacted by the reversal of approximately $6.3 million of discreet tax benefits that were recorded relating to certain valuation reserves applicable to our Australian consolidated tax group.

The following table reconciles the statutory rate to the effective tax rate for the quarter and nine months ended July 27, 2007.

	Third Quarter		Nine Months
	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006

Statutory rate	35.0%	35.0%	35.0%	35.0%
Other items	(5.6%)	(4.1%)	(3.7%)	(1.2%)
	29.4%	30.9%	31.3%	33.8%
Valuation allowance reversal	0.0%	(99.4%)	0.0%	(36.7%)
Effective tax rate	29.4%	(68.5%)	31.3%	(2.9%)

13.	Segment Information

At July 27, 2007, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Operating income of the segments does not include interest income (expense) or provision for income taxes. There are no significant intersegment sales. There has not been a material change in segment total assets from October 28, 2006.

	Third Quarter		Nine Months
In thousands	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006

Net Sales
Underground Mining Machinery	$347,149	$352,213	$1,037,449	$1,028,796
Surface Mining Equipment	274,636	246,497	773,964	683,603
Consolidated Total	$621,785	$598,710	$1,811,413	$1,712,399

Operating Income
Underground Mining Machinery	$63,563	$75,173	$203,374	$216,907
Surface Mining Equipment	53,671	42,165	144,184	116,023
Total operations	117,234	117,338	347,558	332,930
Corporate	(6,968)	(7,674)	(21,733)	(22,368)
Operating Income	110,266	109,664	325,825	310,562
Interest income	1,188	1,549	5,032	5,200
Interest expense	(8,118)	(1,168)	(24,447)	(2,313)
Reorganization items	(135)	1,895	(415)	6,847
Income before income taxes	$103,201	$111,940	$305,995	$320,296

14.	Subsequent Event

In August 2007, we continued purchases under our share repurchase program. We repurchased approximately $25.9 million of common stock, representing 552,300 shares, under the programs from the end of the quarter through August 27, 2007.

On August 21, 2007, our Board of Directors declared a cash dividend of $0.15 per outstanding share of common stock. The dividend will be paid on September 19, 2007 to all shareholders of record at the close of business on September 5, 2007.

15.	Recent Accounting Pronouncements

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

16.	Subsidiary Guarantors

The following tables present condensed consolidated financial information as of and for the quarter and nine months ended July 27, 2007 and July 29, 2006 for; (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes issued in November 2006, which include Joy Technologies Inc. and P&H Mining Equipment Inc. (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidated

Statement of Income

Quarter Ended July 27, 2007

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$373,372	$425,870	$(177,457)	$621,785

Cost of sales	-	258,638	311,642	(145,384)	424,896

Product development, selling
and administrative expenses	6,923	41,791	40,195	-	88,909
Other (income) expense	-	7,747	(10,033)	-	(2,286)
Operating income (loss)	(6,923)	65,196	84,066	(32,073)	110,266

Intercompany items	(2,865)	(4,030)	(19,947)	26,842	-
Interest income (expense) - net	(7,914)	485	499	-	(6,930)
Reorganization items	(135)	-	-	-	(135)

Income (loss) before income taxes
and equity	(17,837)	61,651	64,618	(5,231)	103,201

(Provision) benefit for income taxes	10,676	(32,388)	(8,588)	-	(30,300)
Equity in income (loss) of subsidiaries	80,062	43,061	11,677	(134,800)	-

Net Income	$72,901	$72,324	$67,707	$(140,031)	$72,901

Condensed Consolidated

Statement of Income

Quarter Ended July 29, 2006

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$337,337	$374,439	$(113,066)	$598,710

Cost of sales	-	229,904	274,813	(94,889)	409,828

Product development, selling
and administrative expenses	7,611	41,507	31,244	-	80,362
Other income	-	6,590	(7,734)	-	(1,144)
Operating income (loss)	(7,611)	59,336	76,116	(18,177)	109,664

Intercompany items	(517)	(5,062)	(12,901)	18,480	-
Interest income (expense) - net	(667)	156	892	-	381
Reorganization items	1,895	-	-	-	1,895

Income (loss) before income taxes
and equity	(6,900)	54,430	64,107	303	111,940

(Provision) benefit for income taxes	117,122	(29,780)	(10,717)	-	76,625
Equity in income (loss) of subsidiaries	78,343	49,601	9,043	(136,987)	-

Income before cumulative effect of changes
in accounting principle	188,565	74,251	62,433	(136,684)	188,565

Cumulative effect of changes in accounting
principle	-	-	-	-	-

Net Income	$188,565	$74,251	$62,433	$(136,684)	$188,565

Condensed Consolidated

Statement of Income

Nine Months Ended July 27, 2007

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$1,170,940	$1,106,024	$(465,551)	$1,811,413

Cost of sales	-	813,689	797,155	(380,359)	1,230,485

Product development, selling
and administrative expenses	21,536	129,415	108,821	-	259,772
Other income	-	22,151	(26,820)	-	(4,669)
Operating income (loss)	(21,536)	205,685	226,868	(85,192)	325,825

Intercompany items	(6,210)	(19,670)	(40,849)	66,729	-
Interest income (expense) - net	(21,910)	784	1,711	-	(19,415)
Reorganization items	(415)	-	-	-	(415)

Income (loss) before income taxes
and equity	(50,071)	186,799	187,730	(18,463)	305,995

(Provision) benefit for income taxes	25,188	(86,830)	(34,208)	-	(95,850)
Equity in income (loss) of subsidiaries	235,028	118,595	25,673	(379,296)	-

Net Income	$210,145	$218,564	$179,195	$(397,759)	$210,145

Condensed Consolidated

Statement of Income

Nine Months Ended July 29, 2006

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$1,029,429	$1,044,364	$(361,394)	$1,712,399

Cost of sales	-	711,473	765,582	(303,870)	1,173,185

Product development, selling
and administrative expenses	22,011	124,276	88,470	-	234,757
Other income	-	20,469	(26,574)	-	(6,105)
Operating income (loss)	(22,011)	173,211	216,886	(57,524)	310,562

Intercompany items	3,187	(24,499)	(32,579)	53,891	-
Interest income (expense) - net	(497)	477	2,907	-	2,887
Reorganization items	6,847	-	-	-	6,847

Income (loss) before income taxes
and equity	(12,474)	149,189	187,214	(3,633)	320,296

(Provision) benefit for income taxes	122,408	(80,811)	(32,272)	-	9,325
Equity in income (loss) of subsidiaries	219,687	139,889	30,532	(390,108)	-

Income before cumulative effect of changes
in accounting principle	329,621	208,267	185,474	(393,741)	329,621

Cumulative effect of changes in accounting
principle	1,565	-	-	-	1,565

Net Income	$331,186	$208,267	$185,474	$(393,741)	$331,186

Condensed Consolidated

Balance Sheet

July 27, 2007

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13,699	$6,517	$98,392	$-	$118,608
Accounts receivable-net	-	169,434	313,714	(16,726)	466,422
Inventories	-	391,117	409,891	(53,506)	747,502
Other current assets	31,463	18,317	21,234	(1,564)	69,450
Total current assets	45,162	585,385	843,231	(71,796)	1,401,982

Property, plant and equipment-net	188	149,732	83,844	-	233,764
Intangible assets-net	4,390	62,770	1,201	-	68,361
Investment in affiliates	1,791,100	797,329	200,778	(2,789,207)	-
Intercompany accounts-net	(713,229)	191,696	557,348	(35,815)	-
Deferred income taxes	280,863	-	-	-	280,863
Prepaid benefit costs	-	-	61,304	-	61,304
Other assets	1,981	29,686	23,985	-	55,652

Total assets	$1,410,455	$1,816,598	$1,771,691	$(2,896,818)	$2,101,926

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term obligations	$-	$12	$202	$-	$214
Trade accounts payable	820	82,926	85,271	-	169,017
Employee compensation and benefits	3,885	24,041	22,165	-	50,091
Advance payments and progress billings	-	131,431	171,486	(7,430)	295,487
Accrued warranties	-	24,299	18,982	-	43,281
Other accrued liabilities	(18,331)	45,204	64,242	(11,464)	79,651
Total current liabilities	(13,626)	307,913	362,348	(18,894)	637,741

Long-term obligations	445,081	158	959	-	446,198

Other non-current liabilities	306,344	12,187	26,800	-	345,331

Shareholders' equity	672,656	1,496,340	1,381,584	(2,877,924)	672,656

Total liabilities and shareholders' equity	$1,410,455	$1,816,598	$1,771,691	$(2,896,818)	$2,101,926

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

Condensed Consolidated

Statement of Cash Flows

Nine Months Ended July 27, 2007

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$156,046	$12,407	$41,881	$-	$210,334

Investing Activities:
Acquisition of business, net of cash received	-	(2,147)	(8,454)	-	(10,601)
Property, plant and equipment acquired	-	(29,477)	(13,638)	-	(43,115)
Proceeds from the sale of property, plant and equipment	-	22	1,616	-	1,638
Other - net	(157)	744	(612)	-	(25)
Net cash (used) provided by investing activities	(157)	(30,858)	(21,088)	-	(52,103)

Financing Activities:
Exercise of stock options	11,869	-	-	-	11,869
Excess income tax benefit from exercise of stock options	6,977	-	-	-	6,977
Dividends paid	(49,985)	-	-	-	(49,985)
Purchase of treasury stock	(456,631)	-	-	-	(456,631)
Issuance of senior notes	394,874	-	-	-	394,874
Financing fees	(976)	-	-	-	(976)
Borrowings (payments) on long-term obligations, net	(47,048)	(2)	(338)	-	(47,388)
Increase (decrease) in short-term notes payable, net	-	-	(5,248)	-	(5,248)
Net cash used by financing activities	(140,920)	(2)	(5,586)	-	(146,508)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	5,631	-	5,631
Increase (Decrease) in Cash and Cash Equivalents	14,969	(18,453)	20,838	-	17,354
Cash and Cash Equivalents at Beginning of Period	(1,270)	24,970	77,554	-	101,254
Cash and Cash Equivalents at End of Period	$13,699	$6,517	$98,392	$-	$118,608

Condensed Consolidated

Statement of Cash Flows

Nine Months Ended July 29, 2006

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$120,425	$9,074	$16,463	$-	$145,962

Investing Activities:
Acquisition of business, net of cash received	-	-	-	-	-
Property, plant and equipment acquired	(94)	(21,978)	(10,716)	-	(32,788)
Proceeds from the sale of property, plant and equipment	-	1,627	6,551	-	8,178
Other - net	(307)	1,300	573	-	1,566
Net cash used by investing activities	(401)	(19,051)	(3,592)	-	(23,044)

Financing Activities:
Exercise of stock options	14,033	-	-	-	14,033
Excess income tax benefit from exercise of stock options	20,432	-	-	-	20,432
Dividends paid	(41,128)	-	-	-	(41,128)
Borrowings (payments) on long-term obligations, net	76,000	-	(672)	-	75,328
Purchase of treasury stock	(234,139)	-	-	-	(234,139)
Net cash (used) provided by financing activities	(164,802)	-	(672)	-	(165,474)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	789	-	789
Increase (Decrease) in Cash and Cash Equivalents	(44,778)	(9,977)	12,988	-	(41,767)
Cash and Cash Equivalents at Beginning of Period	52,427	5,694	85,796	-	143,917
Cash and Cash Equivalents at End of Period	$7,649	$(4,283)	$98,784	$-	$102,150

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

Overview

Joy Global Inc., a worldwide leader in high-productivity mining solutions, manufactures and markets original equipment and provides aftermarket parts and services for both the underground and aboveground mining industries through two business segments, Underground Mining Machinery and Surface Mining Equipment. Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania and Wisconsin, and in the United Kingdom, South Africa, Chile, Australia and China.

Operating results of the third quarter of Fiscal 2007 and nine month period then ended were indicative of the volatility associated with the commodity markets. Net sales for the quarter totaled $622 million, compared with $599 million in the third quarter of last year while net sales for the Fiscal 2007 nine months totaled $1.8 billion compared with $1.7 billion in the Fiscal 2006 nine months. The acquisition of Stamler in the beginning of the fourth quarter of Fiscal 2006 added $28.0 and $88.1 million in the Fiscal 2007 quarter and nine month periods while U.S. underground activity offset this increase by $28.7 and $59.1 million in the quarter and nine month periods, respectively. Operating income totaled $110 million in the third quarter, up slightly from the corresponding quarter last year, while operating income increased to $326 million in the Fiscal 2007 nine month period as compared to $311 million in the prior year comparable period. The increase in operating income for the quarter and nine month period was the result of increased sales offset by increased costs associated with the Stamler acquisition and costs associated with our continuing investment in China. Net income was $72.9 million, or $0.66 per diluted share in the quarter compared with $189 million or $1.53 per diluted share in the third quarter of last year while net income was $210 million or $1.87 per diluted share in the nine month period compared with $332 million or $2.67 per diluted share in the prior year comparable period. Net income in the prior quarter and nine month period benefited from a reversal of certain deferred tax asset valuation allowances of $111 million or $0.90 a share and $117 million or $0.94 per diluted share, respectively. Reorganization income also benefited the prior quarter and nine month period by $1.9 million, or $0.01 per diluted share and $7.0 million or $0.06 per diluted share, respectively.

The long-term outlook for the commodities mined by the company’s customers remains positive. Commodity demand is driven by continued high growth rates in the world economy in general, and from the strong demand in China, India and other developing countries as they continue to industrialize and modernize. Demand is strong and prices remain high in copper and iron ore, and the supply of these commodities is expected to remain in deficit for the next several years. As a result, producers continue to announce additional expansion projects and discuss future equipment needs with the company. World oil prices continue to support the economics of the Canadian oil sands, with several new projects receiving approval this year. Increasing demand for coal in the Chinese domestic market has resulted in lower exports and increased demand for seaborne coal from Australia and South Africa. Pressure on supply has further increased as the Beijing government continues to close small township mines for safety violations. As a result, demand is expected to exceed the supply of coal in international markets for the next several years.

Although the long-term outlook remains positive, U.S. coal continues to exhibit short-term softness. This is primarily the result of weakening demand for electricity, and compounded by the generator’s increased burn of natural gas to enable them to build coal stockpiles. On a year-to-date basis, electricity demand continues to be higher than last year, but on a quarterly basis the gain over 2006 has been declining. For the six weeks starting July 1, 2007, electricity generation is actually behind the same period of 2006. Although the company feels confident that the new, mainly coal-fueled power generating capacity that is under construction or in the latter stages of approval will be completed as planned, it also acknowledges that the lack of a comprehensive national energy policy may delay approval of subsequent capacity requirements. The Company believes worldwide demand for all forms of energy is at unprecedented levels due to the additional demand from emerging markets as they continue to industrialize. As a consequence, it is not possible to meet future energy needs either globally or nationally, without the strong participation of coal. Therefore, future energy policies will inevitably include significant investment in clean coal technologies. The Company believes developing these clean coal technologies will ensure that coal remains the preferred fuel for base load power generation by providing an energy source that is reliable, secure, environmentally compliant, and a fraction of the cost of other energy sources.

Results of Operations

Quarter Ended July 27, 2007 to Quarter Ended July 29, 2006.

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	July 27,	July 29,	$	%
In thousands	2007	2006	Change	Change

Net Sales
Underground Mining Machinery	$347,149	$352,213	$(5,064)	(1.4)%
Surface Mining Equipment	274,636	246,497	28,139	11.4%
Total	$621,785	$598,710	$23,075	3.9%

The decrease in net sales for Underground Mining Machinery in the third quarter was the result of an $8.1 million increase in original equipment sales and a $13.2 million decrease in the sale of aftermarket products and service. Decreased original equipment sales of 16% were reported in the United States offset by increased sales in Australia of over 46% and incremental sales related to the Stamler line of business, which was purchased in the beginning of the fourth quarter of Fiscal 2006. In the United States, the original equipment sales decrease was due to sales of continuous miners, shuttle cars and longwall shearers while Australia benefited from the sale of a roof support system. Aftermarket sales decreases were primarily due to continued softness in the United States underground coal market partially offset by continued demand for coal mining activity internationally.

The increase in net sales for Surface Mining Equipment in the third quarter was the result of an $11.5 million increase in original equipment sales and a $16.6 million increase in aftermarket products and service. Original equipment sales increased in Canada and China due to the continued growth in the oils sands and coal markets, respectively. Aftermarket sales increased in the United States by 12% and 17% in Australia. Aftermarket growth was partially offset by decreases in Canada, Brazil and Chile primarily due to timing.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	July 27, 2007		July 29, 2006
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Underground Mining Machinery	$63,563	18.3%	$75,173	21.3%
Surface Mining Equipment	53,671	19.5%	42,165	17.1%
Corporate Expense	(6,968)		(7,674)
Total	$110,266	17.7%	$109,664	18.3%

Operating income as a percentage of net sales for Underground Mining Machinery decreased from 21.3% in the third quarter of 2006 to 18.3% in the third quarter of 2007. The decrease in operating income as a percentage of sales was primarily driven by increased product development, selling and administrative expenses as a percentage of sales, a less favorable sales mix of original equipment and aftermarket sales, increased warranty costs, severance related costs and purchase accounting adjustments related to the Stamler acquisition offset by decreased overtime premiums and decreased performance-based incentive compensation.

Operating income as a percentage of net sales for Surface Mining Equipment increased from 17.1% in the third quarter of 2006 to 19.5% in the third quarter of 2007. The increase in operating income as a percentage of sales was driven by a more favorable sales mix of original equipment and aftermarket products and decreased product development, selling and administrative expenses as a percentage of sales due to a decrease in performance-based incentive compensation and gain on sale of an asset.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $88.9 million, or 14% of sales, in the third quarter of Fiscal 2007, as compared to $80.4 million, or 13% of sales, in the third quarter of Fiscal 2006. Increased product development, selling and administrative expense was attributable to general inflation, $2.8 million related to the Stamler acquisition, $3.3 million of severance related expense and $2.8 million of higher selling expenses related to increased business activity and the development of emerging markets partially offset by $3.3 million of decreased performance-based incentive compensation expense.

Interest Expense

Interest expense increased to $8.1 million in the third quarter of Fiscal 2007 as compared to $1.2 million for Fiscal 2006. The $6.9 million increase was principally due to the November 2006 issuance of $250.0 million of 6% Senior Notes due 2016 and $150.0 million of 6.625% Senior Notes due 2036. The proceeds from the notes were primarily used to finance our common stock repurchase program and repay amounts outstanding under our revolving credit agreement.

Reorganization Items

Reorganization items include income and expenses that were realized or incurred as a result of our reorganization under Chapter 11 of the Bankruptcy Code. Reorganization related items moved to $0.1 million of expense during the third quarter of Fiscal 2007 from $1.9 million of income during the third quarter of Fiscal 2006. The third quarter of Fiscal 2006 included a $1.9 million recovery from a fully reserved note receivable.

Provision for Income Taxes

The provision for income taxes for the third quarter of Fiscal 2007 increased to an expense of $30.3 million as compared to a benefit of $76.6 million in the third quarter of Fiscal 2006. On a consolidated basis, these income tax provisions represented effective income tax rates for the third quarters of Fiscal 2007 and 2006 of 29.4% and (68.5)%, respectively. On a recurring basis, the main drivers of the variance in tax rates in relation to the U.S. statutory rate of 35% were the changes in the geographic mix of earnings and differences in local statutory tax rates offset partially by state income taxes and certain Subpart F inclusions. Additionally, a discreet net tax benefit of $4.5 million was recorded in the third quarter of Fiscal 2007 to reflect prior years’ tax benefits not previously recognized offset partially by certain U.S. Subpart F inclusions. In the third quarter of Fiscal 2006, a discreet tax benefit of $111 million was recorded relating to the reversal of certain valuation allowances applicable to our U.S. deferred income tax assets.

Cash taxes paid for the third quarter of Fiscal 2007 were $18.8 million, or 18.2% of pre-tax income, compared to $8.7 million, or 7.7% of pre-tax income, in the third quarter of Fiscal 2006. This increase in cash taxes paid was primarily due to increased international profitability year over year, timing requirements of local tax payments, and U.S. State tax payments.

Nine Months Ended July 27, 2007 to Nine Months Ended July 29, 2006.

Net Sales

	Nine Months Ended
	July 27,	July 29,	$	%
In thousands	2007	2006	Change	Change

Net Sales
Underground Mining Machinery	$1,037,449	$1,028,796	$8,653	0.8%
Surface Mining Equipment	773,964	683,603	90,361	13.2%
Total	$1,811,413	$1,712,399	$99,014	5.8%

The increase in net sales for Underground Mining Machinery in the Fiscal 2007 nine months compared with the Fiscal 2006 nine months was the result of a $40.3 million increase in aftermarket products and service partially offset by decreased original equipment sales of $31.7 million. Decreased original equipment sales were reported in most all markets offset by incremental sales of $46.3 million related to the Stamler line of business, which was purchased in the beginning of the fourth quarter of Fiscal 2006. Aftermarket sales increases were reported across all underground markets with the exception of the United States, due to the continued strength of coal mining activity internationally. Incremental sales by the Stamler line of business also added to the aftermarket growth.

The increase in net sales of Surface Mining Equipment for the Fiscal 2007 nine months compared to the Fiscal 2006 nine months was the result of a $29.0 million increase in original equipment and a $61.4 million increase in aftermarket products and service. Increases in original equipment sales in the United States, China, Canada and Chile were primarily from sales of electric mining shovels and continues to reflect the ongoing growth of activity levels for both the replacement of existing equipment and the addition of new mining capacity for copper, coal, and oil sands. Aftermarket sales growth was particularly strong out of the United States due to the continued strength in copper and surface mined coal. Aftermarket sales also increased by over 50% in the emerging markets served out of the United Kingdom due to continued strength of surface mined coal. Aftermarket growth was partially offset by decreases in Canada, Australia and Brazil primarily due to timing.

Operating Income

	Nine Months Ended
	July 27, 2007		July 29, 2006
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Underground Mining Machinery	$203,374	19.6%	$216,907	21.1%
Surface Mining Equipment	144,184	18.6%	116,023	17.0%
Corporate Expense	(21,733)		(22,368)
Total	$325,825	18.0%	$310,562	18.1%

Operating income as a percentage of net sales for Underground Mining Machinery decreased from 21.1% in the Fiscal 2006 nine months to 19.6% in the Fiscal 2007 nine months. The decrease in operating income as a percentage of sales was primarily driven by increased product development selling and administrative expenses as a percentage of sales and amortization of Stamler purchase accounting adjustments partially offset by a more favorable sales mix of original equipment and aftermarket sales, more stable material costs, decreased overtime premiums and decreased performance-based incentive compensation.

Operating income as a percentage of net sales for Surface Mining Equipment increased from 17.0% in the Fiscal 2006 nine months to 18.6% in the Fiscal 2007 nine months. The increase in operating income as a percentage of sales is primarily driven by a more favorable sales mix of original equipment and aftermarket products and decreased product development selling and administrative expenses as a percentage of sales offset by decreased manufacturing absorption associated with increased spending due to bringing capacity online and increased warranty expense.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $259.8 million, or 14% of sales, in the Fiscal 2007 nine months, as compared to $234.8 million, or 14% of sales, in the Fiscal 2006 nine months. While a consistent percentage of total sales, the 11% increase in product development, selling and administrative expense was primarily attributable to general inflation, $8.7 million related to the Stamler acquisition, $10.7 million of higher selling expenses related to increased business activity and the development of emerging markets and $3.3 million of severance related expense offset by $4.6 million of decreased incentive compensation expense.

Interest Expense

Interest expense increased to $24.4 million in the Fiscal 2007 nine months as compared to $2.3 million for the Fiscal 2006 nine months. The $22.1 million increase was principally due to the November 2006 issuance of $250.0 million of 6% Senior Notes due 2016 and $150.0 million of 6.625% Senior Notes due 2036 and increased borrowings on our Credit Agreement, all of which were primarily used to finance our common stock repurchase program and repay amounts outstanding under our revolving credit agreement.

Reorganization Items

Reorganization related items moved to $0.4 million of expense during the Fiscal 2007 nine months from $6.8 million of income during the Fiscal 2006 nine months. The Fiscal 2006 results were positively affected by reorganization income related to a recovery from a fully reserved note receivable of $7.0 million.

Provision for Income Taxes

The provision for income taxes for the Fiscal 2007 nine months increased to an expense of $95.9 million as compared to a benefit of $9.3 million for the Fiscal 2006 nine months. On a consolidated basis, these income tax provisions represented effective income tax rates for the Fiscal 2007 nine months and Fiscal 2006 nine months of 31.3% and (2.9)%, respectively. On a recurring basis, the main drivers of the variance in tax rates between periods and in relation to the U.S. statutory rate of 35% were the changes in the geographic mix of earnings and differences in local statutory tax rates, offset partially by state income taxes and certain Subpart F inclusions. Additionally, a discreet net tax benefit of $4.5 million was recorded in the nine month period of Fiscal 2007 to reflect the recognition of certain tax benefits not previously recognized offset partially by certain U.S. Subpart F inclusions. For the nine month period of Fiscal 2006, a discreet tax benefit of $117 million was recorded relating to the reversal of certain valuation allowances applicable to our U.S. and Australian deferred income tax assets.

Cash taxes paid for the Fiscal 2007 nine months were $47.5 million, or 15.5% of pre-tax income, compared to $28.0 million, or 8.7% of pre-tax income, paid for the Fiscal 2006 nine months. This increase in cash taxes paid was primarily due to increased international profitability year over year, timing requirements of local tax payments, and U.S. State tax payments.

Bookings and Backlog

The bookings for original equipment and aftermarket products and services continued to exhibit volatility primarily as it relates to timing of original equipment orders. During the Fiscal 2007 third quarter and nine months, we received $628 million and $1.9 billion, respectively, of new orders compared to new order bookings of $606 million and $1.8 billion for the Fiscal 2006 third quarter and nine months, respectively. Aftermarket products and services orders continued to trend upward for the Fiscal 2007 third quarter and nine month periods by 15% and 8%, respectively as compared to the prior year comparable periods. The measured growth of aftermarket parts and services is indicative of the demands being placed on the ever increasing installed base of original equipment. Original equipment orders were down 13% for the quarter primarily due to the timing of surface mining related orders offset by two roof support system orders in the U.S. Original equipment orders were up 12% for the nine month period over the prior year comparable periods mainly due to the timing of orders from all markets served by the surface mining business and international markets served by our underground mining business offset by the effects of the downturn in the United States coal market on our underground mining business.

Due to the continued strength of the surface mining business and despite the softness in the U.S underground coal market, backlog increased from $1.3 billion at the end of Fiscal 2006 to $1.4 billion at the end of the Fiscal 2007 third quarter.

Liquidity and Capital Resources

The following table summarizes the major components of our working capital as of July 27, 2007 and October 28, 2006, respectively:

	July 27,	October 28,
In millions	2007	2006
Cash and cash equivalents	$118.6	$101.3
Accounts receivable	466.4	431.4
Inventories	747.5	639.9
Other current assets	69.5	55.3
Short-term debt	(0.2)	(5.2)
Accounts payable	(169.0)	(200.1)
Employee compensation and benefits	(50.1)	(77.4)
Advance payments and progress billings	(295.5)	(186.6)
Accrued warranties	(43.3)	(38.9)
Other current liabilities	(79.7)	(91.8)

Working Capital	$764.2	$627.9

We currently use working capital and cash flow production as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations. We continue to require working capital investment to maintain our position as the world’s leading manufacturer and servicer of high productivity mining equipment. The primary drivers of these requirements are funding for purchases of production and replacement parts inventories. Our position as a market leader in providing timely service and repair requires us to maintain a certain level of replacement parts. As part of our continuous improvement of purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.

We expect that capital spending will be between 3.0% to 3.5% of sales in Fiscal 2007. We also expect capital spending could reach between 3.5% to 4.0% of sales in Fiscal 2008 primarily due to a number of programs to increase our manufacturing capacity and in order to continue the expansion of our aftermarket service capabilities.

Expansion efforts of both the surface and underground mining operations continued during the third quarter of Fiscal 2007. Efforts commenced on a $50 million expansion in proprietary component machining capabilities for P&H Mining at our Tianjin, China campus, with start-up being projected in spring 2008, with full production targeted for 2009. We also continue to expand outsourcing arrangements for certain non-proprietary P&H components, such as large fabrications, in areas of the world in which the products are ultimately destined. The underground mining operation continued the previously announced expansion efforts in lower cost environments, with the 70,000 square feet combined service center and manufacturing facility in Poland currently on target for completion in late Fiscal 2007. We are also in the process of consolidating six smaller existing facilities in Australia into one combined underground and surface mining service center and manufacturing facility.

During the Fiscal 2007 nine months, cash provided by operating activities was $210.3 million compared to cash provided by operating activities of $146.0 million during the Fiscal 2006 nine months. The increase in cash generated by operating activities primarily related to increased advance payments and progress billings offset by increased working capital requirements associated with higher business activity levels.

During the Fiscal 2007 nine months cash used by investing activities was $52.1 million compared to cash used by investing activities of $23.0 million during the Fiscal 2006 nine months. The increase was primarily due to the $8.5 million acquisition of a repair and rebuild facility in Australia during the first quarter of Fiscal 2007 and other expansion efforts in China and Poland. The acquisition provided incremental service capacity to existing electric motor repair and rebuild facilities and created an original equipment repair shop network in Eastern Australia. The increase was also impacted by proceeds of $4.9 million from the sale of facilities in the United States and Australia during the Fiscal 2006 nine months.

During the Fiscal 2007 nine months cash used by financing activities was $146.5 million compared to cash used by financing activities of $165.5 million in the Fiscal 2006 nine months. The primary drivers of the change were the increased purchase of common stock of $222 million, net repayments of long-term obligations associated with our credit agreement and decreased excess income tax benefits from the exercise of stock options offset by the issuance of senior notes of $395 million in the first quarter of Fiscal 2007.

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

Under our share repurchase program, management is authorized to repurchase up to $1.0 billion in shares in the open market or through privately negotiated transactions until December 31, 2008. During the three months ended July 27, 2007, we repurchased approximately $22.2 million of common stock, representing 440,000 shares. During the nine months ended July 27, 2007, we have repurchased approximately $456.6 million of common stock, representing 10,154,160 shares. As of July 27, 2007, 16,300,912 of shares were held as treasury shares. We will continue to evaluate the repurchase of shares of common stock as market conditions dictate.

On May 24, 2007, our Board of Directors declared a cash dividend of $0.15 per outstanding share of common stock. The dividend was paid on June 19, 2007 to all stockholders of record at the close of business on June 5, 2007.

Financial Condition

As of the end of the Fiscal 2007 third quarter, we had $119 million in cash and cash equivalents and $232 million available for borrowings under the Credit Agreement. Our primary cash requirements include working capital, capital expenditures, dividends and share repurchases. We will also continue to evaluate potential acquisitions. Target acquisitions would include “bolt-on” businesses which would be mining related product line additions or service extensions or “third leg” businesses that would provide a strong branded, highly engineered product with the platform for our life-cycle management strategy and provide a solid base for growth potential. Based upon our current level of operations, we believe that cash flows from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future cash requirements.

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

We believe our accounting policies for revenue recognition, inventories, intangible assets, accrued warranties, pension and postretirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 28, 2006 for a discussion of these policies. There were no material changes to these policies during the third quarter of Fiscal 2007.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

No change.

Item 1A.  Risk Factors

In the Annual Report on Form 10-K for the year ended October 28, 2006 we included a risk factor relating to the demand of our products being adversely impacted by regulations affecting the mining industry or electric utilities. Based on the evolving regulatory environment we have expanded on the regulatory risk with the following:

Demand for our products may be adversely impacted by regulations related to mine safety.

Our principal customers are surface and underground mining companies. The industry has encountered increased scrutiny as it relates to safety regulations primarily due to recent high profile mine accidents. Current or proposed legislation on safety standards and the increased cost of compliance may induce customers to discontinue or limit their mining operations, and may discourage companies from developing new mines.

Demand for our products may be adversely impacted by environmental regulations impacting the mining industry or electric utilities.

Many of our customers supply coal as a power generating source for the production of electricity in the United States and other countries. The operations of these mining companies are geographically diverse and are subject to or impacted by a wide array of regulations in the jurisdictions where they operate, including those directly impacting mining activities and those indirectly affecting their businesses, such as applicable environmental laws. The high cost of compliance with environmental regulations may also cause customers to discontinue or limit their mining operations, and may discourage companies from developing new mines. Additionally, government regulation of electric utilities may adversely impact the demand for coal to the extent that such regulations cause electric utilities to select alternative energy sources and technologies as a source of electric power. As a result of these factors, demand for our mining equipment could be substantially affected by environmental regulations adversely impacting the mining industry or altering the consumption patterns of electric utilities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We made the following purchases of our common stock, par value $1.00 per share, during the period covered by this report:

				Maximum Approximate
				Dollar Value of Shares
			Total Number of Shares	that May Yet Be
	Total Number	Average	Purchased as Part of	Purchased Under the
	of Shares	Price Paid	Publicly Announced	Plans or Programs
Period	Purchased	per Share	Plans or Programs	(in millions)*

April 28, 2007 to	-	$-	-	$270,048,544
May 27, 2007

May 28, 2007 to	-	$-	-	$270,048,544
June 27, 2007

June 28, 2007 to	440,000	$50.50	440,000	$247,830,633
July 27, 2007

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

Item 6.  Exhibits

10.1	Termination and Release Agreement between Joy Global Inc. and Donald C. Roof
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOY GLOBAL INC.
(Registrant)

/s/ James H. Woodward, Jr.

Date August 30, 2007	James H. Woodward, Jr.
Executive Vice President,
Chief Financial Officer
and Treasurer

/s/ Michael S. Olsen

Date August 30, 2007	Michael S. Olsen
Vice President and
Chief Accounting Officer