Form 10-K
period 2007-10-26
JOY GLOBAL INC
filed 2007-12-21
CIK 801898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 26, 2007

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, as of April 27, 2007 the last business day of our most recently completed second fiscal quarter, based on a closing price of $51.80 per share, was approximately $5.6 billion.

The number of shares outstanding of registrant’s common stock, as of December 14, 2007, was 107,498,706.

Documents incorporated by reference: the information required by Part III, Items 10, 11, 12, 13, and 14, is incorporated herein by reference to the proxy statement for the registrant’s 2008 annual meeting of stockholders.

This Page

Intentionally

Left Blank

Joy Global Inc.

INDEX TO

ANNUAL REPORT ON FORM 10-K

For The Year Ended October 26, 2007

PART I

This document contains forward-looking statements, which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this document, terms such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “may be,” “objective,” “plan,” “predict,” “will be,” and the like are intended to identify forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ for a variety of reasons, many of which are beyond our control. Forward-looking statements are based upon our expectations at the time they are made. Although we believe that our expectations are reasonable, we can give no assurance that our expectations will prove to be correct. Important factors that could cause actual results to differ materially from such expectations (“Cautionary Statements”) are described generally below and disclosed elsewhere in this document. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

We describe these and other risks and uncertainties in greater detail under Item 1A “Risk Factors” below.

Item 1.  Business

General

Joy Global Inc. (“we” and “us”) is a leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, and other minerals. We operate in two business segments: underground mining machinery (Joy Mining Machinery or “Joy”) and surface mining equipment (P&H Mining Equipment or “P&H”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. Sales of original equipment for the mining industry, as a class of products, accounted for 37%, 39%, and 37% of our consolidated sales for fiscal 2007, fiscal 2006, and fiscal 2005, respectively. Aftermarket sales, which includes revenues from maintenance and repair services, mining equipment and electric motor rebuilds, equipment erection services, and sales of replacement parts, account for the remainder of our consolidated sales for each of those years. Because these aftermarket sales generally include a combination of various products and services, it would be impracticable to determine whether any other class of products or services could be considered to exceed 10% of our consolidated revenues in any of the past three fiscal years.

We are the direct successor to a business begun over 120 years ago and were known as Harnischfeger Industries, Inc. (the “Predecessor Company”) prior to our emergence from protection under Chapter 11 of the U.S. Bankruptcy Code on July 12, 2001.

Underground Mining Machinery

Joy is the world’s largest producer of high productivity underground mining machinery for the extraction of coal and other bedded materials. It has significant facilities in Australia, South Africa, the United Kingdom, China and the United States as well as sales offices and service facilities in China, India, Poland, and Russia. Joy products include: continuous miners; longwall shearers; powered roof supports; armored face conveyors; shuttle cars; flexible conveyor trains; complete longwall mining systems (consisting of powered roof supports, an armored face conveyor, and a longwall shearer); feeder breakers; continuous haulage systems; battery haulers and roof bolters. Joy also maintains an extensive network of service and replacement parts distribution centers to rebuild and service equipment and to sell replacement parts in support of its installed base. This network includes five service centers in the United States and eight outside of the United States, all of which are strategically located in major underground mining regions.

Fiscal 2007 Developments:

•

The first armored face conveyor pan line was produced from the Tianjin, China manufacturing facility. In fiscal 2008, all production of the pan lines will be moved from the current manufacturing facility in the United Kingdom to China.

•	Support and manufacturing capabilities were further strengthened in Eastern Europe with the completion of the 70,000 square foot facility in Poland.

•	Aftermarket products and services continued to grow in China on increasing installed base of original equipment.

Our fiscal 2007 results were affected by our acquisition of the net assets of the Stamler business in the fourth fiscal quarter of 2006. The addition of Stamler provided complementary products such as feeder breakers, continuous haulage systems, and battery haulers to the Joy business. Stamler had sales offices and warehouse facilities in many of the same locations as Joy and P&H throughout the world.

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

Joy’s aftermarket infrastructure quickly and efficiently provides customers with high-quality parts, exchange components, repairs, rebuilds, whole machine exchanges, and services. Joy’s cost-per-ton programs allow its customers to pay fixed prices for each ton of material mined in order to match equipment costs with revenues, and its component exchange programs minimize production disruptions for repair or scheduled rebuilds. Both programs reduce customer capital requirements and ensure quality aftermarket parts and services for the life of the contract. Joy sells its products and services directly to its customers through a global network of sales and marketing personnel.

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

Surface Mining Equipment

P&H is the world’s largest producer of electric mining shovels and a leading producer of rotary blasthole drills and walking draglines for open-pit mining operations. P&H has facilities in Australia, Brazil, Canada, Chile, China, South Africa, and the United States, as well as sales offices in India, Mexico, Peru, Russia, the United Kingdom, and Venezuela. P&H products are used in mining copper, coal, iron ore, oil sands, silver, gold, diamonds, phosphate, and other minerals and ores. P&H also provides a wide range of parts and services to mines through its P&H MinePro® Services distribution group. In some markets, electric motor rebuilds and other selected products and services are also provided to the non-mining industrial segment. P&H also sells used electric mining shovels in some markets.

Fiscal 2007 Developments:

•

The prototype AC electric mining shovel was launched in the Canadian oil sands. All other P&H shovels are currently utilizing DC drives and DC motors. The AC system has been developed to give customers even better reliability and performance than the already proven DC technology. No significant issues were noted as part of the start up, with the machine meeting all pre-determined operational benchmarks.

•

The “C-Series” electronic mining shovels were introduced in major mining operations in Australia, Mexico, Peru, Canada, and the U.S. The P&H C-Series shovels are designed to increase productivity, reliability, and safety performance with the help of several new technology initiatives, primarily the Centurion™ control system. The Centurion control system coordinates and optimizes multiple systems and subsystems that comprise the overall shovel, which ultimately lead to increased performance, greater control over maintenance costs and increased shovel reliability.

•	The capabilities of the MinePro Services distribution group were increased at most major mine sites throughout the world and specifically in Australia, Southwest U.S. and the Canadian Oil Sands.

•	P&H broke ground on a new manufacturing facility in Tianjin, China. This expansion is one step in P&H’s goal of achieving an additional 25% of electric mining shovel capacity by fiscal 2010.

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

P&H MinePro Services provides life cycle management support, including equipment erections, relocations, inspections, service, repairs, rebuilds, upgrades, used equipment, new and used parts, enhancement kits, and training. The term “life cycle management” refers to our strategy to maximize the productivity of our equipment over the equipment’s entire operating life cycle through the optimization of the equipment, its operating and maintenance procedures, and its upgrade and refurbishment. Each life cycle management program is specifically designed for a particular customer and that customer’s application of our equipment. Under each life cycle management program, we provide aftermarket products and services to support the equipment during its operating life cycle. Under some of the programs, the customer pays us an amount based upon hours of operation or units of production achieved by the equipment. The amount to be paid per unit is determined by the economic model developed on a case-by-case basis, and is set at a rate designed to include both the estimated costs and anticipated profit. Through life cycle management contracts, MinePro guarantees availability levels and reduces customer operating risk.

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

For each Alliance Partner, we enter into an agreement that provides us with the right to distribute certain Alliance partner’s products in specified geographic territories. Specific sales of new equipment are typically based on “buy and resell” arrangements or are direct sale from the Alliance Partner to the ultimate customer with a commission paid to us. The type of sales arrangement is typically agreed at the time of the customer’s commitment to purchase. Our aftermarket sales of parts produced by Alliance Partners are generally made under “buy and resell”

arrangements. To support Alliance Partner’s products in certain geographic regions, we typically hold in inventory Alliance Partner parts.

P&H’s businesses are subject to cyclical movements in the markets. Sales of original equipment are driven to a large extent by commodity prices. Copper, coal, oil sands, and iron ore mining combined accounted for approximately 90% of total P&H sales in recent years. Rising commodity prices typically lead to the expansion of existing mines, opening of new mines, or re-opening of less efficient mines. Although the aftermarket segment is much less cyclical, severe reductions in commodity prices can result in the removal of machines from mining production, and thus dampen demand for parts and services. Conversely, significant increases in commodity prices can result in higher use of equipment and generate requirements for more parts and services.

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

Employees

As of October 26, 2007, we employed approximately 9,200 people with approximately 4,300 employed in the United States. Collective bargaining agreements or similar type arrangements cover 36% of our U.S. workforce and 21% of our international employees. Further information relating to our unionized workforce is included in Item 8 – Financial Statements and Supplementary Data, Note 17 – Commitments, Contingencies and Off-Balance Sheet Risks.

Customers

Joy and P&H sell their products primarily to large global and regional mining companies. No customer or affiliated group of customers accounted for 10% or more of our consolidated sales for fiscal 2007.

Competitive Conditions

Joy and P&H conduct their domestic and foreign operations under highly competitive market conditions, requiring that their products and services be competitive in price, quality, service, and delivery. The customers for these products are generally large mining companies with substantial purchasing power.

Joy’s continuous miners, longwall shearers, powered roof supports, armored face conveyors, continuous haulage systems, feeder breakers, and battery haulers compete with similar products made by a number of both established and emerging worldwide manufacturers of such equipment. Joy’s rebuild services compete with a large number of local repair shops. Joy competes with various regional suppliers in the sale of replacement parts for Joy equipment.

P&H’s shovels and draglines compete with similar products and with hydraulic excavators, large rubber-tired front-end loaders, and bucket wheel excavators made by several international manufacturers. P&H’s large rotary blasthole drills compete with several worldwide drill manufacturers. A manufacturer’s location is not a significant advantage or disadvantage in this industry, but it is important to have repair and rebuild capability near the customer’s operations. P&H MinePro Services competes with a large number of primarily regional suppliers in the sale of parts.

Both Joy and P&H compete on the basis of providing superior productivity, reliability, and service that lower the overall cost of production for their customers. Both Joy and P&H compete with local and regional service providers in the provision of maintenance, rebuild and other services to mining equipment users.

Backlog

Backlog represents unfilled customer orders for our products and services. The customer orders that are included in the backlog represent commitments to purchase specific products or services from us by customers who have satisfied our credit review procedures. The following table provides backlog by business segment as of the fiscal year end. These backlog amounts exclude customer arrangements under long-term equipment life cycle management programs. Such programs extend for up to thirteen years and totaled approximately $758 million as of October 26, 2007. Sales already recognized by fiscal year-end under the percentage-of-completion method of accounting are also excluded from the amounts shown.

In thousands	2007	2006	2005

Underground Mining Machinery	$804,534	$709,115	$661,326
Surface Mining Equipment	833,064	586,401	393,520

Total Backlog	$1,637,598	$1,295,516	$1,054,846

The increase in backlog for Surface Mining Equipment from October 28, 2006 to October 26, 2007 reflects continued strength in the Canadian oil sands, global copper markets, and other emerging markets, including China and Russia. The change in backlog for Underground Mining Machinery over the same period reflects the continued strong global demand for original equipment and aftermarket products and services. Of the $1.6 billion of backlog, approximately $140 million is expected to be recognized as revenue beyond fiscal 2008.

The change in backlog for Underground Mining Machinery from October 29, 2005 to October 28, 2006 reflects the acquisition of Stamler in the 4th quarter of fiscal 2006, partially offset by more sales than orders for continuous miners and shuttle cars. The increase in backlog for Surface Mining Equipment over the same period reflects more orders than sales for new machines and parts. Of the $1.3 billion of backlog, approximately $243 million will be recognized as revenue in fiscal 2008.

Raw Materials

Joy purchases electric motors, gears, hydraulic parts, electronic components, castings, forgings, steel, clutches, and other components and raw materials from outside suppliers. Although Joy purchases certain components and raw material from a single source, alternative suppliers are generally available for all such items.

P&H purchases raw and semi-processed steel, castings, forgings, copper, and other materials from a number of suppliers. In addition, component parts such as engines, bearings, controls, hydraulic components, and a wide variety of mechanical and electrical items are purchased from a group of pre-qualified suppliers.

Consistent with fiscal 2005 and 2006, worldwide steel prices rose in fiscal 2007 in response to higher demand caused by continued higher consumption in emerging market countries, such as China. Due to the continued high demand for steel in 2007, many suppliers of castings, forgings, and other products increased prices or added surcharges to the price of their products. We did not experience any issues in being able to obtain steel on a timely basis in fiscal 2007.

Patents and Licenses

We own numerous patents and trademarks and have patent licenses from others relating to our products and manufacturing methods. We have also granted patent and trademark licenses to other manufacturers and receive royalties under most of these licenses. While we do not consider any particular patent or license or group of patents or licenses to be material to either of our business segments, we believe that in the aggregate our patents and licenses are significant in distinguishing many of our product lines from those of our competitors. The remaining duration of our patents and licenses ranges from less than one year to twenty years and averages approximately fifteen years.

Research and Development

We are strongly committed to pursuing technological development through the engineering of new products and systems, the improvement and enhancement of licensed technology, and related acquisitions of technology. Research and development expenses were $11.5 million, $10.4 million, and $8.5 million for fiscal 2007, fiscal 2006, and fiscal 2005, respectively.

Environmental, Health and Safety Matters

Our domestic activities are regulated by federal, state, and local statutes, regulations, and ordinances relating to both environmental protection and worker health and safety. These laws govern current operations, require remediation of environmental impacts associated with past or current operations, and under certain circumstances provide for civil and criminal penalties and fines as well as injunctive and remedial relief. Our foreign operations are subject to similar requirements as established by their respective countries.

We believe that we have substantially satisfied these diverse requirements. Compliance with environmental laws and regulations did not have a material effect on capital expenditures, earnings, or competitive position in 2007. Because these requirements are complex and, in many areas, rapidly evolving, there can be no guarantee against the possibility of sizeable additional costs for compliance in the future. However, we do not expect that our compliance with environmental laws and regulations will have a material effect on our capital expenditures, earnings or competitive position, and do not expect to make any material capital expenditures for environmental control facilities in fiscal 2008.

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

In addition to the other risk factors below, our international operations are subject to various political, economic, and other uncertainties which could adversely affect our business. A significant reduction of our international business due to any of these risks would adversely affect our sales. In fiscal 2007, 2006, and 2005, approximately 52%, 51%, and 55% of our sales were derived from sales outside the United States. Risks faced by our international operations include:

•	international political and trade issues and tensions;
•	regional or country specific economic downturns;
•	fluctuations in currency exchange rates, particularly the Australian dollar, British pound sterling, Brazilian real, Chilean peso, Canadian dollar, and South African rand;
•	increased risk of litigation and other disputes with customers;
•	unexpected changes in regulatory requirements, such as the possibility of new Black Economic Empowerment requirements in South Africa;
•	higher tax rates and potentially adverse tax consequences including restrictions on repatriating earnings, adverse tax withholding requirements, and double taxation;
•	difficulties protecting our intellectual property;
•	longer payment cycles and difficulty in collecting accounts receivable;
•	complications in complying with a variety of foreign laws and regulations;
•	costs and difficulties in integrating, staffing and managing international operations, especially in rapidly growing economies such as China;
•	transportation delays and interruptions;
•

natural disasters and the greater difficulty in recovering from them as compared to the United States in some of the foreign countries in which we operate, especially in countries prone to earthquakes, such as Indonesia, India, China, and Chile;

•	uncertainties arising from local business practices and cultural considerations; and
•	customs matters and changes in trade policy or tariff regulations.

If we are unable to successfully manage the risks associated with expanding our global business or to adequately manage operational fluctuations internationally, it could adversely affect our business, financial condition, or results of operations.

The cyclical nature of our original equipment manufacturing business could cause fluctuations in our operating results.

Our business, in particular our original equipment manufacturing business, is cyclical in nature. The cyclicality of Joy’s original equipment sales is driven primarily by commodity prices, product life cycles, competitive pressures, and other economic factors affecting the mining industry such as company consolidation. P&H’s original equipment sales are subject to cyclical movements based in large part on changes in copper, coal, iron ore, oil, and other commodity prices. Falling commodity prices have in the past and may in the future lead to reductions in the production levels of existing mines, a contraction in the number of existing mines, and the closure of less efficient mines. Decreased mining activity is likely to lead to a decrease in demand for new mining machinery. As a result of this cyclicality, we have previously experienced significant fluctuation in our business, results of operations, and financial condition. We expect that cyclicality in our equipment manufacturing business may cause us to experience further significant fluctuation in our business, results of operations, and financial condition.

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

In the manufacture of our products, we use large amounts of raw materials and processed inputs including steel, engine components, copper and electronic controls. We obtain raw materials and certain manufactured components from third party suppliers. Our ability to grow revenues is constrained by the capacity of our plants, our ability to supplement that capacity with outside sources, and our success in securing critical supplies such as steel and copper. To reduce material costs and inventories, we rely on supplier arrangements with preferred vendors as a source for “just in time” delivery of many raw materials and manufactured components. Because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers, including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies, or other natural disasters, may adversely affect our ability to satisfy our customers on a timely basis and thereby affect our financial performance. This risk increases as we continue to change our manufacturing model to more closely align production with customer orders. In addition, recently market prices of some of the raw materials we use, in particular steel, have increased significantly. If we are not able to pass raw material or component price increases on to our customers, our margins could be adversely affected. In fiscal 2005, 2006 and 2007, we instituted price increases to offset, in part, the effect of higher steel prices. We cannot be certain that we will be able to maintain these price increases. Any of these events could adversely affect our business, financial condition, or results of operations.

We operate in a highly competitive environment, which could adversely affect our sales and pricing.

Our domestic and foreign manufacturing and service operations are subject to significant competitive pressures. Many of our customers are large global mining companies that have substantial bargaining power and require our equipment to meet high standards of availability, productivity, and cost effectiveness. In addition, some of our sales require us to participate in competitive tenders where we must compete on the basis of various factors, including performance guarantees and price. We compete directly and indirectly with other manufacturers of surface and underground mining equipment and with manufacturers of parts and components for such products. Some of our competitors are larger and may have greater access to financial resources.

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

Many of our principal domestic and foreign operating subsidiaries are parties to collective bargaining agreements with their employees. We cannot assure you that any disputes, work stoppages, or strikes will not arise in the future. In addition, when existing collective bargaining agreements expire, we cannot assure you that we will be able to reach new agreements with our employees. Such new agreements may be on substantially different terms and may result in increased direct and indirect labor costs. Future disputes with our employees could adversely affect our business, financial condition, or results of operations.

Our business could be adversely affected by our failure to develop new technologies.

The mining industry is a capital-intensive business, with extensive planning and development necessary to open a new mine. The success of our customers’ mining projects is largely dependent on the efficiency with which the mine operates. If we are unable to provide continued technological improvements in our equipment that meet our customers’ expectations, or the industry’s expectations, on mine productivity, the demand for our mining equipment could be substantially affected.

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

We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including asbestos related and silicosis liability), employment, and commercial matters. In addition, we and our subsidiaries become involved from time to time in proceedings relating to environmental matters. Also, as a normal part of their operations, our subsidiaries may undertake contractual obligations, warranties, and guarantees in connection with the sale of products or services. Some of these claims and obligations involve significant potential liability.

Product liability claims could adversely affect us.

The sale of mining equipment entails an inherent risk of product liability and other claims. Although we maintain product liability insurance covering certain types of claims, our policies are subject to substantial deductibles. We cannot assure you that the coverage limits of our insurance policies will be adequate or that our policies will cover any particular loss. Insurance can be expensive, and we may not always be able to purchase insurance on commercially acceptable terms, if at all. Claims brought against us that are not covered by insurance or that result in recoveries in excess of insurance coverage could adversely affect our business, financial condition, or results of operations.

If we are unable to retain qualified employees, our growth may be hindered.

Our ability to provide high quality products and services depends in part on our ability to retain our skilled personnel in the areas of senior management, product engineering, servicing, and sales. Competition for such personnel is intense and our competitors can be expected to attempt to hire our skilled employees from time to time. In particular, our results of operations could be adversely affected if we are unable to retain the customer relationships and technical expertise provided by our management team and our professional personnel.

We rely on significant customers.

We are dependent on maintaining significant customers by delivering reliable, high performance mining equipment and other products on a timely basis. We do not consider ourselves to be dependent upon any single customer; however, our top ten customers collectively accounted for approximately 41% of our sales for fiscal 2007. Our sales have become more concentrated in recent years as consolidation has occurred in the mining industry. The consolidation and divestitures in the mining industry may result in different equipment preferences among current and former significant customers. The loss of one or more of our significant customers could, at least on a short term basis, have an adverse effect on our business, financial condition, or results of operations.

We may acquire other businesses or engage in other transactions, which may adversely affect our operating results, financial condition, and existing business.

From time to time, we explore transaction opportunities which may complement our core business. These transaction opportunities may come in the form of acquisitions, joint ventures, start ups or other structures. Any such transaction may entail any number of risk factors including (without limitation) general business risk, integration risk, technology risk, and market acceptance risk. Additionally, any such transaction may require utilization of debt, equity or other capital resources and our management’s time and attention, and may not create value for us or our stockholders.

We require cash to service our indebtedness, which reduces the cash available to finance our business.

Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors. Some of these factors are beyond our control. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancings or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our debt instruments.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of October 26, 2007 the following principal properties of our operations were owned, except as indicated. Our worldwide corporate headquarters are currently housed in 10,000 square feet of leased space in Milwaukee, Wisconsin. All of these properties are generally suitable for the operations currently conducted at them.

Underground Mining Machinery Locations

		Floor Space		Land Area
	Location	(Sq. Ft.)		(Acres)	Principal Operations

	Franklin, Pennsylvania	830,900		58	Component and parts production.
	Warrendale, Pennsylvania	71,250		13	Administration and warehouse.
	Reno, Pennsylvania	121,400		22	Chain manufacturing.

	Brookpark, Ohio	85,000		4	Machining manufacturing
	Solon, Ohio	101,200		11	Gear manufacturing

	Millersburg, KY	115,000	(4)	14	Administration, manufacturing and warehouse

*	Bluefield, Virginia	102,160		15	Component repair and complete machine rebuilds.
*	Duffield, Virginia	100,350		11	Component repair and complete machine rebuilds.
*	Homer City, Pennsylvania	89,920		10	Component repair and complete machine rebuilds.
*	Wellington, Utah	76,250		60	Component repair and complete machine rebuilds.
	Lebanon, Kentucky	88,250		13	Component repair and complete machine rebuilds.

*	Meadowlands, Pennsylvania	117,900		12	Global Distribution Center
	Mt. Vernon, Illnois	6,407	(6)	0	Sales Office
*	Nashville, Illinois	12,700	(1)	0	Satellite Warehouse
*	Brookwood, Alabama	12,500		7	Satellite Warehouse / Sales Office
*	Henderson, Kentucky	16,000	(1)	1	Satellite Warehouse / Sales Office
*	Pineville, West Virginia	35,000		18	Satellite Warehouse
*	Norton, Virginia	24,000		2	Satellite Warehouse

*	McCourt Road, Australia	97,392		33	Original equipment, component repairs and complete machine rebuilds.
	Parkhurst, Australia	76,639		19	Component repair and complete machine rebuilds.
	Wollongong, Australia	26,996	(1)	4	Component repair and complete machine rebuilds.

*	Steeledale, South Africa	250,381		13	Component repairs and manufacturing
*	Wadeville, South Africa	274,771		29	Original equipment, component repairs and complete machine rebuilds.
	Germistown, South Africa	32,292	(3)	1	Sales office, service and manufacturing

	Pinxton, England	76,000		10	Component repair and complete machine rebuilds.
	Wigan, England	60,000	(5)	3	Engineering and administration.
*	Worcester, England	178,000		14	Original equipment and component repairs.

	Tychy, Poland	52,312	(7)	8	Original equipment, component repairs and complete machine rebuilds

	Baotou, China	29,756	(7)	4	Component repair.
	Tianjin, China	63,680	(8)	8	Original equipment and Sales office

	Kuzbass, Russia	15,750		3	Component repair and rebuild facility

	Kolata, India	3,100		1	Sales Office

Surface Mining Equipment Locations

		Floor Space		Land Area
	Location	(Sq. Ft.)		(Acres)	Principal Operations

	Milwaukee, Wisconsin	684,000		46	Electric mining shovels, electric draglines and large diameter electric and diesel rotary blasthole drills.

*	Milwaukee, Wisconsin	180,000		13	Electrical products.

*	Gillette,Wyoming	60,000		6	Motor rebuild service center.
	Evansville, Wyoming	25,000		6	Motor rebuild service center.
	Mesa, Arizona	40,000		5	Motor rebuild service center.
*	Elko, Nevada	30,000		5	Motor rebuild service center & welding services.
	Elko Nevada	28,000	(7)	4	Machine/Mechanical shop.
	Kilgore, Texas	12,400		4	Motor rebuild service center.

	Calgary, Canada	6,000	(5)	1	Climate control system manufacturing.
	Edmonton, Canada	32,581	(2)	4	Motor rebuild service center.

*	Bassendean, Australia	72,500		5	Components and parts for mining shovels.
*	Mackay, Australia	36,425		3	Components and parts for mining shovels.
*	Hemmant, Australia	23,724		2	Motor rebuild service center.
	East Maitland, Australia	32,916	(4)	1.4	Motor rebuild service center.
	Rutherford, Australia	15,640	(4)	3.6	Motor rebuild service center.

*	Belo Horizonte, Brazil	37,700		1	Components and parts for mining shovels.

*	Santiago, Chile	6,800		1	Rebuild service center.
*	Antofagasta, Chile	21,000		1	Rebuild service center.

	Kolkata, India	3,100		1	Sales office

(1) Under a month to month lease.

(2) Under a lease expiring November 30, 2007.

(3) Under a lease expiring December 31, 2007.

(4) Under a lease expiring in 2009.

(5) Under a lease expiring in 2010.

(6) Under a lease expiring in 2011.

(7) Under a lease expiring in 2014.

(8) Under a lease expiring in 2018.

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

P&H also operates warehouses in Cleveland, Ohio; Hibbing and Virginia, Minnesota; Charleston, West Virginia; Negaunee, Michigan; Gilbert, Arizona; Hinton, Sparwood, Labrador City, Fort McMurray and Sept. Iles, Canada; Iquique and Calama, Chile; Johannesburg, South Africa; Puerto Ordaz, Venezuela; and Rutherford, Australia. The warehouses in Hibbing, Fort McMurray, Johannesburg, and Calama are owned; the others are leased.

In addition, P&H and Joy lease sales offices throughout the United States and in principal surface and underground mining locations in other countries.

Item 3.  Legal Proceedings

We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including over 1,000 asbestos and silica-related cases), employment, and commercial matters. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, based upon our case evaluations and availability of insurance coverage we believe that the outcome of such legal and other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity.

On April 19, 2004, Joy South Africa declared a dividend to our wholly owned subsidiary in the United Kingdom in the amount of approximately $46 million. As part of the transaction and in accordance with the South African Tax Act (“Act”), Joy South Africa was not required to pay tax on the transaction. In August 2004 the South African Revenue Service (“SARS”) stated that it disagreed with the Joy South Africa interpretation of the Act and would attempt to collect this tax. In September 2005, we received a notice of assessment from SARS, which as of October 2007 was approximately $8.0 million, including interest and penalties. During the fourth quarter of fiscal 2007, we recorded a liability related to the assessment based on the increased probability of a negative outcome and representing the assessment amount that we would agree to settle. We have not made payment as it relates to the assessment and will continue to defend our position on the matter.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

Executive Officers of the Registrant

The following table shows certain information for each of our executive officers, including position with the corporation and business experience. Our executive officers are elected each year at the organizational meeting of our Board of Directors, which follows the annual meeting of shareholders, and at other meetings as appropriate.

		Current Office and	Year as
Name	Age	Principal Occupation	Officer
John Nils Hanson	65	Non-executive Chairman since 2006. Chairman, President and Chief Executive Officer from 2000 to 2006.	12

Michael W. Sutherlin	61	President and Chief Executive Officer since 2006. Executive Vice President of Joy Global Inc. since 2003 and Chief Executive Officer of Joy Mining Machinery in 2006. President and Chief Operating Officer of Joy Mining Machinery from 2003 to 2006. President and Chief Operating Officer of Varco International, Inc. from 1999 to 2002.	5

James H. Woodward, Jr.	54	Executive Vice President, Chief Financial Officer and Treasurer since April 2007. Executive Vice President from January 2007 to April 2007. Executive Vice President and Chief Financial Officer at JLG Industries from 2002 to 2006. Senior Vice President and Chief Financial Officer at JLG Industries from 2000 to 2002.	1

Dennis R. Winkleman	57	Executive Vice President Human Resources since 2000.	7

Mark E. Readinger	54	Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of P&H Mining Equipment since 2002.	5

Edward L. Doheny II	46	Executive Vice President of Joy Global Inc., and President and Chief Operating Officer of Joy Mining Machinery since 2006. Prior to joining Joy Global, Mr. Doheny had been with Ingersoll-Rand Corporation, where he was President of Industrial Technologies from 2003 to 2005, President of Shared Services in 2003 and President of Air Solutions Group from 2000 to 2003.	2

Sean D. Major	43	Executive Vice President, General Counsel and Secretary since October 2007. Executive Vice President and General Counsel from April 2007 to October 2007. Executive Vice President from January 2007 to April 2007. Prior to joining Joy Global, Mr. Major was employed by Johnson Controls, Inc., holding roles of increasing legal responsibility since 1998, most recently as Assistant General Counsel & Assistant Secretary.	1

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “JOYG.” As of October 26, 2007, there were approximately 74,000 shareholders of record. The following table sets forth the high and low sales prices and dividend payments for our common stock during the periods indicated.

	Price per Share		Dividends
	High	Low	Per Share
Fiscal 2007
First Quarter	$50.77	$36.94	$0.15
Second Quarter	$55.80	$40.36	$0.15
Third Quarter	$65.50	$46.38	$0.15
Fourth Quarter	$56.61	$42.10	$0.15

Fiscal 2006
First Quarter	$50.90	$29.69	$0.1125
Second Quarter	$72.23	$48.05	$0.1125
Third Quarter	$71.90	$35.07	$0.1125
Fourth Quarter	$47.04	$31.32	$0.1125

We made the following purchases of our common stock, par value $1.00 per share, during the fourth quarter of fiscal 2007:

				Maximum Approximate
				Dollar Value of Shares
			Total Number of Shares	That May Yet Be
			Purchased as Part of	Purchased Under the
	Total Number of	Average Price	Publicly Announced	Plans or Programs
Period	Shares Purchased	Paid per Share	Plans or Programs*	(in millions)*

July 28, 2007 to	552,300	$46.80	552,300	$222.0
August 27, 2007

August 28, 2007 to	265,500	$44.90	265,500	$210.1
September 27, 2007

September 28, 2007 to	105,000	$50.20	105,000	$204.8
October 26, 2007

*All purchases were made under the stock repurchase plan announced on May 31, 2005, which originally authorized the repurchase of $300 million in common stock. On September 12, 2006, the stock repurchase plan was increased to a level of $1 billion and extended until the end of calendar 2008.

The following graph sets forth the cumulative total shareholder return, including reinvestment of dividends on a quarterly basis, on common stock during the preceding five years, as compared to the cumulative total returns of the Standard and Poor’s (“S&P”) 500 Composite Stock Index and the Dow Jones United States Commercial Vehicle Truck Index (“DJUSHR”). The DJUSHR was known as the Dow Jones U.S. Total Market Heavy Machinery Index until December 20, 2004. This graph assumes $100 was invested on 11/2/2002, in Common Stock, the S&P 500 Composite Stock Index, and the DJUSHR.

	11/2/2002	11/1/2003	10/30/2004	10/29/2005	10/28/2006	10/26/2007
Joy Global Inc.	100	182	322	654	896	1,246
DJUSHR	100	139	148	148	197	292
S&P 500	100	119	130	140	164	187

Item 6.  Selected Financial Data

The following table sets forth certain selected historical financial data on a consolidated basis. The selected consolidated financial data was derived from our Consolidated Financial Statements. During the first quarter of fiscal 2002, we amended our bylaws to adopt a 52-or 53-week fiscal year and changed our fiscal year-end date from October 31 to the Saturday nearest October 31. Each of our fiscal quarters consists of 13 weeks, except for any fiscal years consisting of 53 weeks that will add one week to the first quarter. On December 18, 2006, we further amended our bylaws so that starting in fiscal 2007 our fiscal year-end date will be the last Friday in October. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements appearing in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules.

RESULTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	October 26,	October 28,	October 29,	October 30,	November 1,
In thousands except per share amounts	2007	2006	2005	2004	2003

Net sales	$2,547,322	$2,401,710	$1,927,474	$1,399,357	$1,185,701
Operating income	473,275	442,397	266,690	107,846	48,033

Income from continuing operations	$279,784	$414,856	$146,921	$55,456	$18,769
Income (loss) from discontinued operations	-	-	1,128	(134)	(253)
Cumulative effect of change in accounting principle	-	1,565	-	-	-
Net income	$279,784	$416,421	$148,049	$55,322	$18,516

Basic Earnings (Loss) Per Share
Income from continuing operations	$2.54	$3.41	$1.21	$0.47	$0.17
Income (loss) from discontinued operations	-	-	0.01	-	(0.01)
Cumulative effect of change in accounting principle	-	0.01	-	-	-
Net income per common share	$2.54	$3.42	$1.22	$0.47	$0.16

Diluted Earnings Per Share
Income from continuing operations	$2.51	$3.37	$1.19	$0.46	$0.16
Income from discontinued operations	-	-	0.01	-	-
Cumulative effect of change in accounting principle	-	0.01	-	-	-
Net income per common share	$2.51	$3.38	$1.20	$0.46	$0.16

Dividends Per Common Share	$0.60	$0.45	$0.275	$0.122	$-

Working capital	$784,256	$627,894	$517,170	$560,200	$450,861
Total Assets	2,134,903	1,954,005	1,648,528	1,440,359	1,286,729
Total Long-Term Obligations	396,497	98,519	2,667	203,682	204,302

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods. Dollar amounts are in thousands, except share and per-share data and as indicated.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Joy Global Inc. and its subsidiaries for fiscal 2007, fiscal 2006, and fiscal 2005. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview

We are the direct successor to businesses that have been manufacturing mining equipment for over 120 years. We operate in two business segments: Underground Mining Machinery, comprised of our Joy Mining Machinery business (“Joy”), and Surface Mining Equipment, comprised of our P&H Mining Equipment business (“P&H”). Joy is the world’s largest producer of high productivity underground mining equipment used primarily for the extraction of coal. P&H is the world’s largest producer of high productivity electric mining shovels and a leading producer of walking draglines and large rotary blasthole drills, used primarily for surface mining copper, coal, iron ore, oil sands, and other minerals.

In addition to selling new equipment, we provide parts, components, repairs, rebuilds, diagnostic analysis, fabrication, training, and other aftermarket services for our installed base of machines. In the case of Surface Mining Equipment, we also provide aftermarket services for equipment manufactured by other companies, including manufacturers with which we have ongoing relationships and which we refer to as “Alliance Partners.” We emphasize our aftermarket products and services as an integral part of lowering our customers’ cost per unit of production and are focused on continuing to grow this part of our business.

Demand for new equipment is cyclical in nature, being driven by commodity prices and other factors. Original equipment sales have ranged from $316.4 million in fiscal 2001 to $947.5 million in fiscal 2007. Our aftermarket business has shown more consistent growth since fiscal 2001 with sales ranging from $799.8 million in 2001 to $1.6 billion in fiscal 2007. Along with record revenues in fiscal 2007, our backlog has also continued to grow. Our backlog of $1.3 billion as of October 28, 2006 increased to $1.6 billion as of October 26, 2007 driven by increased original equipment orders for expansion projects as well as aftermarket products and services to support the high utilization of the current installed fleet. The continued strength and positive long-term outlook of commodity markets, including those for copper, iron ore, oil sands, and international coal, support sustained demand for our original equipment and aftermarket services.

Sustained demand for our equipment and aftermarket services globally has led to further expansion plans in fiscal 2007. Consistent with our plan to expand manufacturing in low-cost regions of the world, the surface mining business broke ground on a facility in Tianjin, China which will expand our proprietary component machining capabilities. The surface mining business also continued to expand its presence and capabilities at mine sites through field service extensions in the southwest region of the United States and in Australia. The underground mining business continues to make significant investments in China, with the newly constructed manufacturing facility in Tianjin producing its first set of armored face conveyor pan lines. The underground business also expanded its manufacturing and service center capabilities with the completion of a facility in Poland.

Fiscal 2007 continues to support a prolonged commodity growth cycle. Global commodities have continued to show strength, and the global economy is looking to maintain 4% to 5% growth, led by China and India with expected growth of 8% to 10%, respectively. International coal, copper, iron ore, and oil sands continue to trade near historical highs and as a result continued investment in new projects is needed to support global demand. The U.S. underground coal market has started to show early signs of recovery, but will continue to be impacted by current and future energy regulations.

Approximately 85% of our sales in fiscal 2007 were recorded at the time of shipment of the product or delivery of the service. The remaining 15% of sales was recorded using percentage of completion accounting, a practice we follow in recognizing revenue on the sale of long lead-time equipment such as electric mining shovels, walking draglines and powered roof support systems. Under percentage of completion accounting, revenue is recognized on firm orders from customers as the product is manufactured based on the ratio of actual costs incurred to estimated total costs to be incurred. We generally receive progress payments on long lead-time equipment.

Operating results of fiscal 2007 were indicative of the volatility associated with the commodity markets. Net sales for fiscal 2007 totaled $2.5 billion, compared with $2.4 billion in fiscal 2006. The acquisition of Stamler in the beginning of the fourth quarter of fiscal 2006 added $84.3 million in fiscal 2007 and the continued strength of all surface markets added $148.7 million, while U.S. underground activity partially offset this increase by $116 million. Our gross profit margin in fiscal 2007 increased to 32.5% from 31.4% in fiscal 2006 due to the continued strength of commodity markets, a heavier mix of aftermarket products and services and disciplined cost control. Operating income totaled $473 million in fiscal 2007, up $30.9 million from fiscal 2006. The increase in operating income was the result of increased sales related to strong international demand and the inclusion of Stamler in the full year, offset by increased warranty costs of $15.0 million, increased costs of $8.2 million associated with the Stamler acquisition, and costs of $5.9 million associated with our continuing investment in China. Net income was $279.8 million, or $2.51 per diluted share in fiscal 2007 compared with $416.4 million or $3.38 per diluted share in the prior year. Net income in the prior year was benefited from a reversal of certain deferred tax asset valuation allowances of $110 million. Reorganization income also benefited the prior year by $7.0 million related to a settled claim by a former subsidiary.

Results of Operations

2007 Compared with 2006

Sales

The following table sets forth fiscal 2007 and fiscal 2006 net sales as derived from our Consolidated Statement of Income:

	Fiscal	Fiscal	$	%
In thousands	2007	2006	Change	Change

Net Sales
Underground Mining Machinery	$1,421,715	$1,424,803	$(3,088)	-
Surface Mining Equipment	1,125,607	976,907	148,700	15.2%
Total	$2,547,322	$2,401,710	$145,612	6.1%

The slight decrease in net sales for Underground Mining Machinery in fiscal 2007 compared to fiscal 2006 was the result of a $41.8 million decrease in original equipment combined with a $38.7 million increase in aftermarket products and service. Weakness in the Central Appalachia region of the United States resulted in a decrease across substantially all original equipment product lines. China’s original equipment sales also decreased primarily due to lower armored face conveyor and powered roof support sales and on more local competition. Offsetting the impact of the United States and China, increased original equipment sales were reported in Australia and associated with Stamler. International aftermarket sales increased in South Africa and China reflecting continued high level of coal mining activity on a global basis.

The increase in net sales for Surface Mining Equipment in fiscal 2007 compared to fiscal 2006 was the result of a $51.6 million increase in original equipment combined with a $97.1 million increase in aftermarket parts and service. Increases in original equipment sales due to timing of production schedules primarily consisted of increased shovel revenue in two key markets, the Canadian oil sands and China. Aftermarket sales increases were primarily due to $13.7 million in emerging markets and $86.6 million in the United States and most notably in the southwest region of the United States. The emerging market increase is primarily related to continued strength of coal markets in China and Russia, while the southwest increase was due to the continued global demand for copper.

Operating Income

The following table sets forth fiscal 2007 and fiscal 2006 operating income as derived from our Consolidated Statement of Income:

	Fiscal 2007		Fiscal 2006
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Operating income (loss):
Underground Mining Machinery	$285,860	20.1%	$307,404	21.6%
Surface Mining Equipment	217,825	19.4%	165,125	16.9%
Corporate Expense	(30,410)		(30,132)
Total	$473,275	18.6%	$442,397	18.4%

Operating income as a percentage of net sales for Underground Mining Machinery decreased to 20.1% in fiscal 2007 from 21.6% in fiscal 2006. The decrease in operating income was principally due to increased warranty expense of $10.0 million and increased product development, selling and administrative expense of $32.8 million offset by a greater mix of higher margin aftermarket sales and decreased incentive compensation expense. The increase in product development, selling and administrative expense was related to international infrastructure development, the inclusion of Stamler for all of fiscal 2007, and increased pension expense.

Operating income as a percentage of net sales for Surface Mining Equipment increased to 19.4% in fiscal 2007 from 16.9% in fiscal 2006. The increase in operating income was principally due to increased sales volume of $40.6 million and a more profitable mix of original equipment and aftermarket sales. Product development, selling and administrative expenses were up approximately $4.0 million in fiscal 2007, but were down 1.1 percentage points in comparison to net sales year over year.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense for fiscal 2007 was $358.5 million as compared to $321.8 million for fiscal 2006. The increase in product development, selling and administrative expense was primarily due to $15.0 million of increased warranty costs, $9.7 million of costs related to the development and expansion of global infrastructure, $8.2 million of expenses related to the inclusion of Stamler for all of fiscal 2007, $6.3 million of foreign exchange impact, $3.3 million increase in pension expense, and general inflation. This increase was offset by a $7.2 million decrease in incentive based compensation expense.

Interest Expense

Interest expense for fiscal 2007 was $31.9 million as compared to $5.7 million for fiscal 2006. The $26.2 million increase was principally due to the November 2006 issuance of $250.0 million of 6% Senior Notes due 2016 and $150.0 million of 6.625% Senior Notes due 2036. The proceeds from the notes were primarily used to finance our common stock repurchase program and to repay amounts outstanding under our revolving credit agreement.

Reorganization Items

Reorganization items include income and expenses that were realized or incurred as a result of our 2001 reorganization under Chapter 11 of the Bankruptcy Code. Fiscal 2007 reorganization related items included the resolution of a contingent payable of $1.5 million partially offset by continuing professional fees related to the reorganization of $0.8 million. Fiscal 2006 reorganization items included $7.0 million of income related to a Beloit claim settlement.

Provision for Income Taxes

Our consolidated effective income tax rates from continuing operations for fiscal 2007 and fiscal 2006 were approximately 37.7% and 7.9%, respectively. Consolidated income tax expense from continuing operations increased to $169.3 million in fiscal 2007 as compared to $35.5 million in fiscal 2006. The main drivers of the variance in tax rates and income tax expense were U.S. Subpart F earnings, U.S. State income taxes, mix of earnings year over year, differences in local statutory tax rates and the reversal of certain U.S. and Australian deferred income tax valuation reserves in fiscal 2006.

Fiscal 2007 also included tax adjustments of $18.0 million which included taxes on dividends received from foreign subsidiaries during the quarter not previously forecasted, the resolution of an R&D study which resulted in the write-off of pre-bankruptcy R&D credits, and a reserve added following the quarterly evaluation of a previously disclosed contingent tax liability in South Africa.

A review of income tax valuation reserves was performed throughout fiscal 2007 as part of the overall income tax provision and a net benefit of $1.3 million was recorded on a global basis. For fiscal 2006, a tax benefit of $110.4 million was recorded relating to the reversal of certain valuation reserves, principally $95.6 million applicable to U.S. deferred income tax assets and $12.5 million related to certain deferred income tax assets applicable to our Australian consolidated tax group.

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

The increase in net sales for Surface Mining Equipment in fiscal 2006 compared to fiscal 2005 was the result of a $69.5 million increase in original equipment combined with a $112.2 million increase in aftermarket parts and service. Increases in original equipment sales were reported in the United States, Australia, Chile, Venezuela, South Africa, and China offset by decreased equipment sales in Canada and Mexico. Almost two-thirds of the original equipment increase related to electric mining shovels. Increases in aftermarket sales were reported for all of our significant markets. Aftermarket sales increases ranging from approximately 19% in South Africa to approximately 50% in Canada reflected the high level of copper, coal mining, and iron ore mining activity on a global basis and the high level of oil sands mining activity in Canada.

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

Provision for Income Taxes

Our consolidated effective income tax rates from continuing operations for fiscal 2006 and fiscal 2005 were 7.9% and 35.4%, respectively. Consolidated income tax expense from continuing operations decreased to $35.5 million in fiscal 2006 as compared to $80.5 million in fiscal 2005. The main drivers of the variance in effective tax rates and income tax expense were the reversal of certain U.S. and Australian deferred tax asset valuation reserves, Subpart F earnings, U.S. State income taxes, increased global profitability and mix of earnings year over year and differences in local statutory tax rates.

Reorganization Items

Reorganization items include income, expenses, and losses that were realized or incurred by the Predecessor Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code.

Net reorganization items for fiscal 2007, fiscal 2006, and fiscal 2005 consisted of the following:

	Fiscal	Fiscal	Fiscal
In thousands - (income) expense	2007	2006	2005

Resolution of contingent payable	$(1,473)	$-	$-
Beloit U.K. claim settlement	-	(7,042)	(1,092)
Professional fees directly related to the reorganization	745	220	826
Professional fees reimbursement	-	-	(1,500)
Legal reserve reversal	-	-	(1,422)
Other - net		-	378
Net reorganization income	$(728)	$(6,822)	$(2,810)

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

In limited circumstances, we have customer agreements that are multiple element arrangements as defined by the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The agreements are considered for multiple elements based on the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered item and the arrangement includes a general right of return relative to the delivered item, and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Revenue is then allocated to each identified unit of accounting based on our estimate of their relative fair values.

Revenue recognition involves judgments, assessments of expected returns, the likelihood of nonpayment, and estimates of expected costs and profits on long-term contracts. We analyze various factors, including a review of specific transactions, historical experience, credit-worthiness of customers, and current market and economic conditions, in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income.

Inventories

Inventories are carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for all inventories. We evaluate the need to record adjustments for inventory on a regular basis. Our policy is to evaluate all inventories including raw material, work-in-process, finished goods, and spare parts. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses, and ultimate realization of potentially excess inventory.

Goodwill and Other Intangible Assets

Intangible assets include drawings, patents, trademarks, technology, customer relationships and other specifically identifiable assets. Indefinite-lived intangible assets are not being amortized. These assets are evaluated for impairment annually or more frequently if events or changes occur that suggest impairment in carrying value. Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for impairment annually or more frequently if events or changes occur that suggest impairment in carrying value.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is tested for impairment using the two step approach, in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill is assigned to specific reporting units and tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Management judgment is used in the development of assumptions in the impairment testing process, including growth and discount rate assumptions. We performed our goodwill impairment testing in the fourth quarter of fiscal 2007 and no impairment was identified.

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

Pension and Postretirement Benefits and Costs

We have pension and postretirement benefits and expenses which are developed from actuarial valuations. These valuations are based on assumptions including, among other things, discount rates, expected returns on plan assets, retirement ages, years of service, future salary increases, and future health care cost trend rates. Future changes affecting the assumptions will change the related pension benefit or expense. As such, a .25% change in the discount rate and rate of return on net assets would have the following effects on projected benefit obligation and pension expense, respectively, as of and for the fiscal year ended October 26, 2007:

	.25% Increase		.25% Decrease
		Expected		Expected
	Discount	long-term	Discount	long-term
In thousands	Rate	rate of return	Rate	rate of return

U.S Pension Plans:
Net pension expense	$2,243	$(1,470)	$(2,234)	$1,470
Projected benefit obligation	25,947	-	(25,172)	-

Non U.S. Pension Plans:
Net pension expense	1,898	(1,283)	(1,886)	1,283
Projected benefit obligation	25,497	-	(24,484)	-

Other Postretirement Benefit Plans:
Net pension expense	55	-	(56)	-
Projected benefit obligation	1,110	-	(1,089)	-

Income Taxes

Deferred taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates. Deferred income tax provisions are based on changes in the deferred tax assets and liabilities from period to period, adjusted for certain reclassifications under fresh start accounting. Additionally, we analyze our ability to recognize the net deferred tax assets created in each jurisdiction in which we operate to determine if valuation allowances are necessary based on the more likely than not criteria.

As required under the application of fresh start accounting, the release of pre-emergence tax valuation reserves was not recorded in the income statement but instead was treated first as a reduction of excess reorganization value until exhausted, then intangibles until exhausted, and thereafter reported as additional paid in capital. Consequently, a net tax charge will be incurred in future years when these tax assets are utilized. We will continue to monitor the appropriateness of the existing valuation allowances and determine annually the amount of valuation allowances that are required to be maintained. As of October 26, 2007, there were $72.9 million of valuation allowances against pre-emergence net operating loss carryforwards. All future reversals of pre-emergence valuation allowances will be reversed to additional paid in capital.

Similar to the treatment of pre-emergence deferred tax valuation reserves, amounts reserved pre-emergence relating to future income tax contingencies also require special treatment under fresh start accounting. Reversals of tax contingency reserves that are no longer required due to the resolution of the underlying tax issue and were recorded at the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter are reported as an adjustment to income tax expense. Consistent with prior years, we have reviewed the amounts so reserved and adjusted the balances to the amounts deemed appropriate with the corresponding adjustment reported as an income tax benefit. As of October 26, 2007, there were $1.4 million of accrued pre-emergence income tax contingencies. Future reversals of pre-emergence income tax contingencies will be recognized as a component of income tax expense in the period reversed.

We estimate the effective tax rate expected to be applicable for the full fiscal year on an interim basis. The estimated effective tax rate contemplates the expected jurisdiction where income is earned (e.g., United States compared to non-United States) as well as tax planning strategies. If the actual results are different from these estimates, adjustments to the effective tax rate may be required in the period such determination is made. Additionally, discreet items are treated separately from the effective rate analysis and are recorded separately as an income tax provision or benefit at the time they are recognized. To the extent recognized, these items will impact the effective tax rate in aggregate but will not adjust the amount used for future periods within the same fiscal year.

Liquidity and Capital Resources

Working capital and cash flow are two financial measurements that provide an indication of our ability to meet our financial obligations. We currently use a combination of cash generated by operations, borrowings on our line of credit and debt offerings to fund continuing operations.

The following table summarizes the major elements of our working capital at the end of fiscal 2007 and fiscal 2006:

	October 26,	October 28,
In millions	2007	2006
Cash and cash equivalents	$173.2	$101.3
Accounts receivable	560.2	431.4
Inventories	727.4	639.9
Other current assets	77.0	55.3
Short-term debt	(0.2)	(5.2)
Accounts payable	(199.2)	(200.1)
Employee compensation and benefits	(59.5)	(77.4)
Advance payments and progress billings	(324.1)	(186.6)
Accrued warranties	(49.4)	(38.9)
Other accrued liabilities	(121.1)	(91.8)

Working Capital	$784.3	$627.9

We currently use working capital and cash flow production as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations. We continue to require working capital investment to maintain our position as a leading manufacturer and servicer of high productivity mining equipment. The primary drivers of these requirements are funding for purchases of production and replacement parts inventories. Our position as a market leader in providing timely service and repair requires us to maintain a certain level of replacement parts. As part of our continuous improvement of purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.

We expect fiscal 2008 capital spending to be between 3.5% and 4.0% of sales. This represents an increase from fiscal 2007 capital spending as a percentage of sales of 2%, primarily due to initiatives to increase our manufacturing capacity in emerging markets and to further expand our aftermarket service capabilities.

In addition, cash is required for capital expenditures for the repair, replacement, and upgrading of existing facilities. We have debt service requirements, including commitment and letter of credit fees under our revolving credit facility and biannual interest payments due to holders of our Senior Subordinated Notes issued in November 2006. We believe that cash generated from operations, together with borrowings available under our credit facility, provide us with adequate liquidity to meet our operating and debt service requirements and planned capital expenditures.

In response to continued worldwide demand for mining equipment, we have made and are committed to make additional investments in both our surface and underground mining operations.

In fiscal 2007, we completed a previously announced investment in our manufacturing facility in Milwaukee. With this expansion, along with our current outsourcing arrangements, this gives us the capacity to produce 26 shovels a year. Also in fiscal 2007, efforts commenced on a $50 million expansion in proprietary component machining capabilities for P&H Mining at our Tianjin, China campus, with start-up being projected in spring 2008, with full production targeted for 2009. The next phase of our expansion will be an approximately 150,000 square foot facility in China and will give us further transmission assembly capabilities. We also continue to expand outsourcing arrangements for certain non-proprietary P&H components, such as large fabrications, in areas of the world in which the products are ultimately destined.

The underground mining business is also focusing its growth in lower cost regions of the world. The Baotou, China facility has been expanded by approximately 30,000 square feet, to provide increased repair and rebuild capacity. The Tianjin, China facility successfully produced its first set of armored face conveyor panlines for use in China. With this major accomplishment, we are looking to produce panlines for all markets out of the Tianjin facility in fiscal 2008. Continuing with the focus on low cost regions of the world, we completed a 70,000 square foot combined service center and manufacturing facility in Poland in the fourth quarter of fiscal 2007.

As we look to provide more efficient operations amongst our customers and two operating segments, we are the in the process of consolidating six smaller existing facilities in Australia into one combined underground and surface mining service center and manufacturing facility.

Cash provided by operations for fiscal 2007 was $382.0 million as compared to $330.4 million provided by operations for fiscal 2006. The increase in our cash provided by operating activities was primarily attributable to our continued focus on obtaining advance payments for original equipment. The increase in advance payments was offset by further increases in inventory and accounts receivable. Inventory management and forecasting remains a key initiative for us in fiscal 2008.

Cash used by investment activities for fiscal 2007 was $62.3 million as compared to $154.8 million used by investment activities for fiscal 2006. The primary driver of the decrease in the use of cash by investing activities was the acquisition of the Stamler business during the fourth quarter of 2006 for $117.4 million. For fiscal 2008, we anticipate capital expenditures between $120 million and $125 million, primarily for the upgrade of existing facilities, machines tools related to the Tianjin facility, completion of SAP implementation, and other projects.

On July 31, 2006, we completed the acquisition of the net assets of the Stamler mining equipment business from the Oldenburg Group, Inc. for $117.4 million in cash. Stamler manufactures products used primarily in underground coal mining applications, including feeder breakers, battery haulers, and continuous haulage systems. The Stamler business is in line with our previously stated objective of adding “bolt on” products and services to our existing businesses.

Cash used by financing activities for fiscal 2007 was $255.1 million as compared to $214.4 million used by financing activities for fiscal 2006. The cash used by financing activities for fiscal 2007 primarily consisted of the repurchase of outstanding stock of $499.7 million and the repayment of all amounts outstanding on our revolving credit facility offset by the issuance of $400 million of senior subordinated bonds in early fiscal 2007.

During fiscal 2007, we contributed $18.5 million to our worldwide pension plans compared to $14.2 million during fiscal 2006. As a result of additional contributions in prior years, no contributions to qualified U.S. plans were required in fiscal 2007. We do not expect any required contributions to U.S. pension plans in fiscal 2008. While no contributions will be required in 2008, we intend to make contributions to our employee pension plans of approximately $25 million, primarily to plans outside of the United States. Beyond fiscal 2008, the investment performance of the plans’ assets and the actual results of the other actuarial assumptions and most importantly, the impact of the Pension Protection Act of 2006 (“PPA”) will determine the funding requirements of the pension plans. We do not believe the PPA will have a significant effect on our near-term pension contributions.

Credit Facilities

On November 10, 2006, we amended our $400.0 million unsecured revolving credit facility (“Credit Agreement”) to extend the facility through November 10, 2011 and also to amend certain financial covenants, including the elimination of covenants restricting stock repurchases and limiting capital expenditures. In fiscal 2005, we recorded a pre-tax charge of $3.3 million related to deferred financing costs associated with the prior facility.

Outstanding borrowings on the Credit Agreement bear interest equal to LIBOR plus the applicable margin based on our credit rating (0.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%), at our option. We also pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage. The Credit Agreement also restricts payments of dividends or other return of capital based on the consolidated leverage ratio. On October 26, 2007, we were in compliance with all financial covenants in the Credit Agreement and had no restriction on the payment of dividends or return of capital.

At October 26, 2007, no direct borrowings were outstanding under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $400 million credit limit, totaled $116.4 million. At October 26, 2007, there was $283.6 million available for borrowings under the Credit Agreement.

In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (“Notes”) with interest on the Notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2007. The Notes are guaranteed by each of our current and future significant domestic subsidiaries (See Item 8 - Financial Statements and Supplementary Data, Note 17 – Commitments, Contingencies and Off-Balance Sheet Risks). The Notes were issued in a private placement under the exemption provision of the Securities Act of 1933 (“Securities Act”), as amended. In the 2nd quarter of fiscal 2007, the Notes were exchanged for similar notes registered under the Securities Act. At our option, we may redeem some or all of the Notes at a redemption price of the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of treasury rate of a comparable treasury issue plus 0.30% for the 2016 Notes and 0.375% for the 2036 Notes. We used the proceeds from the bond issuance to repay amounts outstanding on our revolving credit facility, repurchase shares and general corporate purposes.

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

Stock Repurchase Program

In fiscal 2007, we continued purchases under our stock repurchase program. Under the program, management is authorized to repurchase up to $1.0 billion in shares in the open market or through privately negotiated transactions through December 31, 2008. We will continue to repurchase shares based on our operating cash flow needs and as market conditions warrant. We repurchased approximately $499.7 million of common stock, representing 11,076,960 shares, under the program in fiscal 2007.

Contingencies

We are currently negotiating retirement income matters in accordance with the memorandum of understanding within the 2004 contract agreement with the United Steelworkers of America at P&H Mining Equipment’s manufacturing facility in Milwaukee, Wisconsin. While we have passed the contractual deadline of May 1, 2007, management is optimistic that this matter can be resolved without adverse impact on the business, but if not, we have plans to mitigate the significance of an unfavorable outcome.

On January 1, 2008, our union contract covering approximately 250 employees in Chile will expire. We are currently in negotiation with union representation on the matter and do not anticipate the expiration of the contract to have an unfavorable impact on our business.

Off-Balance Sheet Arrangements

We lease various assets under operating leases. The aggregate payments under operating leases as of October 26, 2007 are disclosed in the table of Disclosures about Contractual Obligations and Commercial Commitments below. No significant changes to lease commitments have occurred since October 28, 2006. We have no other off-balance sheet arrangements.

We sponsor pension and other post retirement benefit plans for certain employees. We expect to make contributions of approximately $25 million in Fiscal 2008. See Note 10 – Retiree Benefits under Item 8 of this annual report for information regarding these plans.

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of October 26, 2007:

		Less than	1 - 3	3 - 5	More than
In thousands	Total	1 year	years	years	5 years

Long-Term Debt	$835,657	$24,938	$49,875	$49,875	$710,969
Capital Lease Obligations	1,864	429	895	484	56
Purchase Obligations	33,965	28,395	5,216	354	-
Operating Leases	42,633	13,508	15,511	5,386	8,228

Total	$914,119	$67,270	$71,497	$56,099	$719,253

New Accounting Pronouncements

Our new accounting pronouncements are set forth under Item 8 of this annual report and are incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Volatility in interest rates, commodity price risk, and foreign exchange rates can impact our earnings, equity, and cash flow. From time to time we undertake transactions to hedge this impact. Under governing accounting guidelines, a hedge instrument is considered effective if it offsets partially or completely the impact on earnings, equity, and cash flow due to fluctuations in interest, commodity, and foreign exchange rates. In accordance with our policy, we do not execute derivatives that are speculative or that increase our risk from interest rate, commodity price, or foreign exchange rate fluctuations.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on long-term debt obligations. The interest rate environment causes volatility in our variable rate borrowings and affects the value of our fixed rate debt. We manage this risk through the use of a combination of fixed and variable rate debt (See Note 4 – Borrowings and Credit Facilities). At October 26, 2007 we were not party to any interest rate derivative contracts.

Commodity Price Risk

The increased global demand for certain commodities correlates directly with the risk of higher prices for certain raw materials. The higher consumption levels of steel from emerging markets continues to increase prices we are charged. We currently manage this risk by passing on a portion of these price increases to our customers. At October 26, 2007, we are not party to any commodity forward contracts.

Foreign Currency Risk

Most of our foreign subsidiaries use local currencies as their functional currency. For consolidation purposes, assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity. Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During fiscal 2007, we realized a gain of $4.3 million arising from foreign currency transactions. Foreign exchange derivatives at October 26, 2007 were in the form of forward exchange contracts executed over the counter. There is a concentration of these contracts held with Bank of America, N.A. which maintains an investment grade rating.

We have a risk-averse Foreign Exchange Risk Management Policy under which significant exposures that impact earnings and cash flows are fully hedged. Exposures that impact only equity or do not have a cash flow impact are generally not hedged with derivatives. We hedge two categories of foreign exchange exposures assets and liabilities denominated in a foreign currency, which include net investment in a foreign subsidiary, and future committed receipts or payments denominated in a foreign currency. These exposures normally arise from imports and exports of goods and from intercompany trade and lending activity.

The fair value of our forward exchange contracts at October 26, 2007 is analyzed in the following table of dollar equivalent terms:

In thousands of US Dollars	Maturing in 2007
	Buy	Sell
U.S. Dollar	$(2,151)	$2,350
Australian Dollar	1,198	5
British Pound Sterling	2,736	(352)
Canadian Dollar	49	(632)
South African Rand	919	(65)
Euro	18	(485)
Brazilian Real	1,702	-
Japanese Yen	10	-

Exchange Rate Table
As of October 26, 2007
			Expected Maturity or Transaction Date (000,s)
$US Functional Currency:			Fiscal	Fiscal	Fiscal	There-		Fair
Forward Exchange Agreements			2008	2009	2010	after	Total	Value

Receive	AUD Pay	USD
	Contract Amount		$(22,396.3)	$0.0	$0.0	$0.0	$(22,396.3)	$1,129.3
	Average Rate		0.8502	0.0000	0.0000	0.0000	0.8502

Receive	BRL Pay	USD
	Contract Amount		$(5,035.1)	$(8,202.7)	$0.0	$0.0	$(13,237.7)	$1,702.5
	Average Rate		2.1747	2.0725	0.0000	0.0000	2.1114

Pay	CAD Receive	USD
	Contract Amount		$11,426.7	$4,904.4	$0.0	$0.0	$16,331.2	$(582.2)
	Average Rate		1.0032	1.0039	0.0000	0.0000	1.0034

Receive	EUR Pay	USD
	Contract Amount		$(2,221.1)	$0.0	$0.0	$0.0	$(2,221.1)	$16.7
	Average Rate		1.4208	0.0000	0.0000	0.0000	1.4208

Receive	GBP Pay	USD
	Contract Amount		$(59,475.0)	$(22,909.7)	$(155.0)	$0.0	$(82,539.6)	$2,411.7
	Average Rate		1.9753	2.0093	1.9512	0.0000	1.9847

Receive	ZAR Pay	USD
	Contract Amount		$(6,023.3)	$0.0	$0.0	$0.0	$(6,023.3)	$855.1
	Average Rate		7.6012	0.0000	0.0000	0.0000	7.6012

Receive	USD Pay	AUD
	Contract Amount		$(2,950.4)	$0.0	$0.0	$0.0	$(2,950.4)	$(271.5)
	Average Rate		0.8279	0.0000	0.0000	0.0000	0.8279

Receive	USD Pay	CAD
	Contract Amount		$(510.1)	$0.0	$0.0	$0.0	$(510.1)	$(79.1)
	Average Rate		1.1174	0.0000	0.0000	0.0000	1.1174

Pay	USD Receive	GBP
	Contract Amount		$135,179.1	$(134.6)	$0.0	$0.0	$135,044.5	$1,971.8
	Average Rate		2.0211	1.9949	0.0000	0.0000	2.0212

Receive	USD Pay	ZAR
	Contract Amount		$(18,818.1)	$0.0	$0.0	$0.0	$(18,818.1)	$(1,421.4)
	Average Rate		7.2187	0.0000	0.0000	0.0000	7.2187

Receive	AUD Pay	GBP
	Contract Amount		$(962.9)	$0.0	$0.0	$0.0	$(962.9)	$70.2
	Average Rate		0.8433	0.0000	0.0000	0.0000	0.8433

Pay	EUR Receive	GBP
	Contract Amount		$23,111.9	$0.0	$0.0	$0.0	$23,111.9	$(483.8)
	Average Rate		1.4070	0.0000	0.0000	0.0000	1.4070

Receive	ZAR Pay	GBP
	Contract Amount		$0.0	$(577.1)	$0.0	$0.0	$(577.1)	$(1.6)
	Average Rate		0.0000	6.9274	0.0000	0.0000	6.9274

Receive	AUD Pay	ZAR
	Contract Amount		$(152.2)	$0.0	$0.0	$0.0	$(152.2)	$3.0
	Average Rate		0.9217	0.0000	0.0000	0.0000	0.9217

Receive	GBP Pay	ZAR
	Contract Amount		$(525.7)	$0.0	$0.0	$0.0	$(525.7)	$(28.1)
	Average Rate		2.1878	0.0000	0.0000	0.0000	2.1878

Receive	JPY Pay	AUD
	Contract Amount		$(782.5)	$0.0	$0.0	$0.0	$(782.5)	$9.8
	Average Rate		113.3569	0.0000	0.0000	0.0000	113.3569

	Contract Amount		$49,865.3	$(26,919.6)	$(155.0)	$0.0	$22,790.7	$5,302.4

Exchange Rate Table
As of October 28, 2006
				Expected Maturity or Transaction Date (000,s)
$US Functional Currency:				Fiscal	Fiscal	Fiscal		There-		Fair
Forward Exchange Agreements				2007	2008	2009		after	Total	Value
Receive	AUD	Pay	ZAR
	Contract Amount			$(293.9)	$0.0	$0.0	$	$0.0	$(293.9)	$38.3
	Average Rate			0.6802	0.0000	0.0000		0.0000	0.6802

Receive	USD	Pay	ZAR
	Contract Amount			$(12,613.4)	$0.0	$0.0	$	$0.0	$(12,613.4)	$790.9
	Average Rate			7.1733	0.0000	0.0000		0.0000	7.1733

Receive	GBP	Pay	ZAR
	Contract Amount			$(552.2)	$0.0	$0.0	$	$0.0	$(552.2)	$118.7
	Average Rate			1.5634	0.0000	0.0000		0.0000	1.5634

Pay	USD	Receive	GBP
	Contract Amount			$81,386.1	$(205.2)	$0.0	$	$0.0	$81,180.9	$2,134.9
	Average Rate			1.8440	1.8395	0.0000		0.0000	1.8440

Receive	GBP	Pay	USD
	Contract Amount			$(31,891.1)	$0.0	$0.0	$	$0.0	$(31,891.1)	$497.2
	Average Rate			1.8603	0.0000	0.0000		0.0000	1.8603

Receive	USD	Pay	AUD
	Contract Amount			$(3,880.0)	$0.0	$0.0	$	$0.0	$(3,880.0)	$(6.2)
	Average Rate			0.7548	0.0000	0.0000		0.0000	0.7548

Receive	AUD	Pay	USD
	Contract Amount			$(8,295.0)	$0.0	$0.0	$	$0.0	$(8,295.0)	$190.8
	Average Rate			0.7421	0.0000	0.0000		0.0000	0.7421

Receive	EUR	Pay	USD
	Contract Amount			$(1,223.2)	$0.0	$0.0	$	$0.0	$(1,223.2)	$(5.2)
	Average Rate			1.2765	0.0000	0.0000		0.0000	1.2765

Receive	AUD	Pay	GBP
	Contract Amount			$(89.9)	$0.0	$0.0	$	$0.0	$(89.9)	$1.5
	Average Rate			0.7491	0.0000	0.0000		0.0000	0.7491

Receive	BRL	Pay	USD
	Contract Amount			$0.0	$(10,487.1)	$0.0	$	$0.0	$(10,487.1)	$214.9
	Average Rate			0.0000	2.3219	0.0000		0.0000	2.3219

Receive	JPY	Pay	AUD
	Contract Amount			$(821.9)	$0.0	$0.0	$	$0.0	$(821.9)	$(62.7)
	Average Rate			107.9123	0.0000	0.0000		0.0000	107.9123

Receive	EUR	Pay	ZAR
	Contract Amount			$(33.6)	$0.0	$0.0	$	$0.0	$(33.6)	$(0.2)
	Average Rate			1.2750	0.0000	0.0000		0.0000	1.2750

Receive	EUR	Pay	GBP
	Contract Amount			$(804.0)	$0.0	$0.0	$	$0.0	$(804.0)	$(6.7)
	Average Rate			1.2820	0.0000	0.0000		0.0000	1.2820

Receive	ZAR	Pay	USD
	Contract Amount			$(3,083.4)	$(2,875.3)	$0.0	$	$0.0	$(5,958.7)	$(189.0)
	Average Rate			7.0544	7.8450	0.0000		0.0000	7.4359

Receive	ZAR	Pay	GBP
	Contract Amount			$(1,180.6)	$0.0	$0.0	$	$0.0	$(1,180.6)	$4.2
	Average Rate			7.5783	0.0000	0.0000		0.0000	7.5783

	Contract Amount			$22,547.4	$(205.2)	$0.0	$	$0.0	$22,342.2	$3,721.4

Item 8.  Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included with Item 15 of this Form 10-K beginning on page F-1.

Unaudited Quarterly Financial Data

The following table sets forth certain unaudited quarterly financial data for our fiscal years ended October 26, 2007, and October 28, 2006. All per share data shown below has been adjusted to reflect our 3-for-2 stock splits completed on January 21, 2005 and December 12, 2005.

	2007 Fiscal Quarter Ended
(In thousands except per share amounts)	January 26	April 27	July 27	October 26
				(1)
Net sales	$560,466	$629,162	$621,785	$735,909
Gross profit	174,867	209,172	196,889	245,760
Operating income	93,982	121,577	110,266	147,450
Net income	59,665	77,579	72,901	69,639
Basic Earnings Per Share:
Net income	$0.52	$0.71	$0.67	$0.64
Diluted Earnings Per Share:
Net income	$0.51	$0.70	$0.66	$0.64
Dividends Per Share	$0.15	$0.15	$0.15	$0.15

	2006 Fiscal Quarter Ended
(In thousands except per share amounts)	January 28	April 29	July 29	October 28
			(2)	(3)
Net sales	$553,341	$560,348	$598,710	$689,311
Gross profit	165,742	184,590	188,882	215,905
Operating income	90,406	110,492	109,664	131,835
Income from continuing operations	58,179	82,877	188,565	85,235
Income from cumulative effect of changes in accounting principle	1,565	-	-	-
Net income	59,744	82,877	188,565	85,235
Basic Earnings Per Share:
Continuing operations	$0.48	$0.67	$1.55	$0.71
Cumulative effect of accounting changes	0.01	-	-	-
Net income	$0.49	$0.67	$1.55	$0.71
Diluted Earnings Per Share:
Continuing operations	$0.47	$0.66	$1.53	$0.71
Cumulative effect of accounting changes	0.01	-	-	-
Net income	$0.48	$0.66	$1.53	$0.71
Dividends Per Share	$0.1125	$0.1125	$0.1125	$0.1125

(1) - For the fourth quarter of fiscal 2007 we recorded certain tax adjustments which resulted in a charge to fourth quarter income tax expense of $18.0 million. These tax adjustments were primarily made up of taxes on dividends received from foreign subsidiaries, the write-off of pre-bankruptcy R&D credits, and a reserve related to a previously disclosed contingent tax liability in South Africa.

(2) - For the third quarter of fiscal 2006 our net income was positively affected by a reversal of approximately $111.2 million ($0.90 per diluted share) of valuation allowances related to both U.S. Federal and Australian net deferred income tax assets.

(3) - For the fourth quarter of fiscal 2006 our net income was positively affected by the reversal of approximately $6.2 million ($0.05 per diluted share) of valuation reserves applicable to our Australian consolidated tax group and adversely affected by $15.7 million ($0.13 per diluted share) of valuation reserve adjustment related to the October 28, 2006 actuarial valuation of our pension plans and corresponding decrease in our minimum pension liability within accumulated other comprehensive income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 26, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

We incorporate by reference herein the sections entitled “ELECTION OF DIRECTORS,” “BOARD OF DIRECTORS; AUDIT COMMITTEE FINANCIAL EXPERT” and “OTHER INFORMATION--Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be mailed to stockholders in connection with our 2008 annual meeting.

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

Item 11.  Executive Compensation

We incorporate by reference herein the section entitled “EXECUTIVE COMPENSATION” in our Proxy Statement to be mailed to stockholders in connection with our 2008 annual meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

We incorporate by reference herein the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in our Proxy Statement to be mailed to stockholders in connection with our 2008 annual meeting.

Item 13.  Certain Relationships and Related Transactions

We incorporate by reference herein the section entitled “EXECUTIVE COMPENSATION – Related Party Transactions” in our Proxy Statement to be mailed to stockholders in connection with our 2008 annual meeting.

Item 14.  Principal Accountant Fees and Services

We incorporate by reference herein the section entitled “AUDITORS, AUDIT FEES AND AUDITOR INDEPENDENCE” in our Proxy Statement to be mailed to stockholders in connection with our 2008 annual meeting.

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

10.9

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

10.10

First Amendment to Credit Agreement dated as of November 10, 2006 and entered into among Joy Global Inc., as Borrower, the lenders listed therein, as Lenders, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.1 to current report of Joy Global Inc. on Form 8-K dated November 16, 2006, File No. 01-9299).

21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
24	Power of Attorney*.
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

* Included on signature page of Form 10-K beginning on page F-52

This Page

Intentionally

Left Blank

Joy Global Inc.

Form 10-K Item 8 and Items 15(a)(1) and 15(a)(2)

Index to Consolidated Financial Statements

And Financial Statement Schedule

The following Consolidated Financial Statements of Joy Global Inc. and the related Reports of Independent Registered Public Accounting Firm are included in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules:

Page in This
Item 15(a) (1):	Form 10-K

Reports of Independent Registered Public Accounting Firm	F-2, F-3

Management's Report on Internal Control Over Financial Reporting	F-4

Consolidated Statement of Income for the fiscal years ended October 26,
2007, October 28, 2006 and October 29, 2005	F-5

Consolidated Balance Sheet at October 26, 2007 and October 28, 2006	F-6, F-7

Consolidated Statement of Cash Flows for the fiscal years ended October 26,
2007, October 28, 2006 and October 29, 2005	F-8

Consolidated Statement of Shareholders' Equity for the fiscal years
ended October 26, 2007, October 28, 2006 and October 29, 2005	F-9

Notes to Consolidated Financial Statements	F-10

The following Consolidated Financial Statement schedule of Joy Global Inc. is included in Item 15(a)(2):

Schedule II. Valuation and Qualifying Accounts	F-54

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Joy Global Inc.

We have audited the accompanying consolidated balance sheets of Joy Global Inc. as of October 26, 2007 and October 28, 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 26, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joy Global Inc. at October 26, 2007 and October 28, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 26, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 10 to the financial statements, on October 26, 2007 the Company changed its method of accounting for defined benefit pension and other postretirement plans. As discussed in Note 12 to the financial statements, in 2006 the Company changed its method of accounting for stock compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Joy Global Inc.’s internal control over financial reporting as of October 26, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 17, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

December 17, 2007

Report of Independent Registered Public Accounting Firm on Internal

Control Over Financial Reporting

The Board of Directors and Shareholders

Joy Global Inc.

We have audited Joy Global Inc.’s internal control over financial reporting as of October 26, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Joy Global Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Joy Global Inc. maintained, in all material respects, effective internal control over financial reporting as of October 26, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Joy Global Inc. and our report dated December 17, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

December 17, 2007

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of October 26, 2007.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Joy Global Inc.

Consolidated Statement of Income

(In thousands, except for per share data)

	Fiscal Years Ended
	October 26,	October 28,	October 29,
	2007	2006	2005

Net sales	$2,547,322	$2,401,710	$1,927,474

Cost of sales	1,720,634	1,646,591	1,365,496
Product development, selling
and administrative expenses	358,538	321,831	297,904
Other income	(5,125)	(9,109)	(3,465)
Restructuring charges	-	-	849
Operating income	473,275	442,397	266,690

Interest income	6,965	6,804	5,575
Interest expense	(31,909)	(5,666)	(15,191)
Loss on early retirement of debt	-	-	(32,431)

Income from continuing operations
before reorganization items	448,331	443,535	224,643

Reorganization items	728	6,822	2,810

Income from continuing operations
before income taxes	449,059	450,357	227,453

Provision for income taxes	(169,275)	(35,501)	(80,532)

Income from continuing operations	279,784	414,856	146,921

Income from discontinued operations,
net of income taxes	-	-	1,128

Income before cumulative effect of changes in
accounting principle	279,784	414,856	148,049
Cumulative effect of changes in accounting
principle, net of income taxes	-	1,565	-
Net income	$279,784	$416,421	$148,049

Basic earnings per share:
Continuing operations	$2.54	$3.41	$1.21
Discontinued operations	-	-	.01
Cumulative effect	-	.01	-
Net income	$2.54	$3.42	$1.22

Diluted earnings per share:
Continuing operations	$2.51	$3.37	$1.19
Discontinued operations	-	-	.01
Cumulative effect	-	.01	-
Net income	$2.51	$3.38	$1.20

Dividends per common share	$0.60	$0.45	$0.275
Weighted average common shares
Basic	110,354	121,682	121,121
Diluted	111,630	123,276	123,443

Joy Global Inc.

Consolidated Balance Sheet

(In thousands)

	October 26,	October 28,
	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$173,248	$101,254
Accounts receivable, net	560,242	431,430
Inventories	727,360	639,934
Other current assets	76,945	55,257
Total Current Assets	1,537,795	1,227,875

Property, Plant and Equipment:
Land and improvements	14,005	13,907
Buildings	91,474	81,772
Machinery and equipment	331,263	271,479
	436,742	367,158
Accumulated depreciation	(202,713)	(162,147)
Total Property, Plant and Equipment	234,029	205,011

Other Assets:
Other intangible assets, net	62,932	76,154
Goodwill	16,784	3,674
Deferred income taxes	248,139	335,690
Prepaid benefit cost	779	69,388
Other non-current assets	34,445	36,213
Total Other Assets	363,079	521,119

Total Assets	$2,134,903	$1,954,005

Joy Global Inc.

Consolidated Balance Sheet

(In thousands)

	October 26,	October 28,
	2007	2006
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Short-term notes payable, including current
portion of long-term obligations	$240	$5,166
Trade accounts payable	199,198	200,121
Employee compensation and benefits	59,490	77,415
Advance payments and progress billings	324,102	186,581
Accrued warranties	49,382	38,929
Other accrued liabilities	121,127	91,769
Total Current Liabilities	753,539	599,981

Long-term Obligations	396,257	98,145

Other Non-current Liabilities:
Liability for postretirement benefits	50,121	44,145
Accrued pension costs	173,559	264,093
Other	37,433	28,012
Total Other Non-current Liabilities	261,113	336,250

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock, $1 par value
(authorized 150,000,000 shares; 124,906,335 and
123,689,094 shares issued at October 26,
2007 and October 28, 2006, respectively.)	124,906	123,689
Capital in excess of par value	863,532	847,475
Retained earnings	644,414	431,310
Treasury stock (17,223,712 and 6,146,752 shares, respectively)	(795,211)	(295,538)
Accumulated other comprehensive loss	(113,647)	(187,307)
Total Shareholders' Equity	723,994	919,629

Total Liabilities and Shareholders' Equity	$2,134,903	$1,954,005

Joy Global Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Fiscal Years Ended
	October 26,	October 28,	October 29,
Operating Activities:	2007	2006	2005
Net income	$279,784	$416,421	$148,049
Add (deduct) - items not affecting cash:
Cumulative effect of accounting change	-	(1,565)
Loss on early retirement of debt	-	-	32,431
Depreciation and amortization	48,806	41,256	41,885
Increase (decrease) in deferred income taxes, net
of change in valuation allowance	101,963	(28,472)	65,509
Change in long-term accrued pension costs	23,718	22,779	9,419
Excess income tax benefit from exercise of stock options	(7,102)	(20,732)	-
Other, net	(11,180)	5,362	(45,397)
Changes in Working Capital Items:
Increase in accounts receivable, net	(93,902)	(61,232)	(101,835)
Increase in inventories	(73,279)	(61,989)	(123,436)
Decrease (increase) in other current assets	2,158	(2,453)	(5,434)
(Decrease) increase in trade accounts payable	(11,532)	26,255	25,828
(Decrease) increase in employee compensation and benefits	(24,234)	716	15,015
Increase (decrease) in advance payments and progress billings	121,996	(6,035)	111,357
Increase in other accrued liabilities	24,798	54	27,906
Net cash provided by operating activities	381,994	330,365	201,297
Investment Activities:
Acquisition of businesses, net of cash acquired	(13,186)	(117,377)	-
Property, plant and equipment acquired	(51,194)	(49,066)	(38,753)
Proceeds from sale of property, plant and equipment	1,760	11,082	1,694
Other, net	299	609	1,356
Net cash used by investment activities	(62,321)	(154,752)	(35,703)
Financing Activities:
Exercise of stock options	11,936	14,125	11,984
Excess income tax benefit from exercise of stock options	7,102	20,732	-
Dividends paid	(66,158)	(54,426)	(33,580)
Issuance of senior notes	394,874	-	-
(Decrease) increase in short-term notes payable	(4,791)	4,792	(2,297)
(Payments) borrowings on long-term obligations, net	(97,439)	95,900	(817)
Financing fees	(976)	-	(1,615)
Redemption of 8.75% Senior Subordinated Notes	-	-	(224,521)
Purchase of treasury stock	(499,673)	(295,538)	-
Net cash used by financing activities	(255,125)	(214,415)	(250,846)
Effect of Exchange Rate Changes on Cash and
Cash Equivalents	7,446	(3,861)	(2,537)
Increase (Decrease) in Cash and Cash Equivalents	71,994	(42,663)	(87,789)
Cash and Cash Equivalents at Beginning of Year	101,254	143,917	231,706
Cash and Cash Equivalents at End of Year	$173,248	$101,254	$143,917
Supplemental cash flow information:
Interest paid	$20,461	$4,651	$16,538
Income taxes paid	69,948	37,806	14,389

Joy Global Inc.

Consolidated Statement of Shareholders’ Equity

(In thousands)

						Accumulated
						Other
	Common Stock		Excess of	Earnings	Treasury	Comprehensive
	Shares	Amount	Par Value	(Deficit)	Stock	Income (Loss)	Total
Balance at October 30, 2004	53,240	$53,240	$640,883	$(45,042)	$-	$(197,033)	$452,048
Comprehensive income (loss):
Net income	-	-	-	148,049	-	-	148,049
Change in additional minimum pension liability, net of taxes	-	-	-	-	-	(21,173)	(21,173)
Derivative instrument fair market value adjustment, net of taxes	-	-	-	-	-	(4,391)	(4,391)
Currency translation adjustment	-	-	-	-	-	(6,244)	(6,244)
Total comprehensive income					-		116,241
3 for 2 stock split effective January 21, 2005	26,728	26,728	(26,728)		-		-
Restricted stock expense and other	(1)	(1)	1,435	-	-	-	1,434
Deferred tax adjustment	-	-	100,088	-	-	-	100,088
Dividends ($ 0.275 per share)	-	-	-	(33,241)	-	-	(33,241)
Issuance of performance units	135	135	10,290	-	-	-	10,425
Exercise of stock options	1,077	1,077	10,907	-	-	-	11,984
Tax benefit from exercise of stock options	-	-	8,647	-	-	-	8,647
3 for 2 stock split effective December 12, 2005	40,590	40,590	(40,590)	-	-	-	-
Balance at October 29, 2005	121,769	$121,769	$704,932	$69,766	$-	$(228,841)	$667,626
Comprehensive income (loss):
Net income	-	-	-	416,421	-	-	416,421
Change in additional minimum pension liability, net of taxes	-	-	-	-	-	42,500	42,500
Derivative instrument fair market value adjustment, net of taxes	-	-	-	-	-	2,095	2,095
Currency translation adjustment	-	-	-	-	-	(3,061)	(3,061)
Total comprehensive income							457,955
Treasury stock purchased	-	-	-	-	(295,538)	-	(295,538)
Stock based compensation expense and other	(2)	(2)	9,387	-	-	-	9,385
Cumulative effect of accounting change	-	-	2,255	-	-	-	2,255
Deferred tax adjustment	-	-	82,806	-	-	-	82,806
Dividends ($ 0.45 per share)	-	-	451	(54,877)	-	-	(54,426)
Issuance of performance units	191	191	14,882	-	-	-	15,073
Exercise of stock options	1,731	1,731	12,394	-	-	-	14,125
Tax benefit from exercise of stock options	-	-	20,368	-	-	-	20,368
Balance at October 28, 2006	123,689	$123,689	$847,475	$431,310	$(295,538)	$(187,307)	$919,629
Comprehensive income:
Net income	-	-	-	279,784	-	-	279,784
Change in additional minimum pension liability, net of taxes	-	-	-	-	-	163,975	163,975
Derivative instrument fair market value adjustment, net of taxes	-	-	-	-	-	2,285	2,285
Currency translation adjustment	-	-	-	-	-	43,781	43,781
Total comprehensive income	-	-	-	-	-	-	489,825
Impact of FAS No. 158 adoption, net of taxes	-	-	-	-	-	(136,381)	(136,381)
Treasury stock purchased	-	-	-	-	(499,673)	-	(499,673)
Stock based compensation expense	-	-	10,647	-	-	-	10,647
Deferred tax adjustment	-	-	513	-	-	-	513
Dividends ($ 0.60 per share)	-	-	522	(66,680)	-	-	(66,158)
Issuance of performance units, deferred performance units and
restricted stock	441	441	(13,977)	-	-	-	(13,536)
Exercise of stock options	776	776	11,160	-	-	-	11,936
Tax benefit from exercise of stock options	-	-	7,192	-	-	-	7,192

Balance at October 26, 2007	124,906	$124,906	$863,532	$644,414	$(795,211)	$(113,647)	$723,994

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

1.	Description of Business

Joy Global Inc. (the “Company”) is a leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands and other minerals. We operate in two business segments: underground mining machinery (Joy Mining Machinery or “Joy”) and surface mining equipment (P&H Mining Equipment or “P&H”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining.

2.	Significant Accounting Policies

Our significant accounting policies are as follows:

Basis of Presentation and Principles of Consolidation - The Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The Consolidated Financial Statements include the accounts of Joy Global Inc. and our subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with GAAP in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could differ from those estimates.

Stock Splits - Except for the Consolidated Statement of Shareholders’ Equity, all previously presented earnings per share, share amounts, and stock price data have been adjusted for three-for-two stock splits, effective on January 21, 2005 and December 12, 2005.

Cash Equivalents - All highly liquid investments with original maturities of three months or less when issued are considered cash equivalents. These primarily consist of money market funds and to a lesser extent, certificates of deposit and commercial paper. Cash equivalents were $73.6 million and $29.0 million at October 26, 2007 and October 28, 2006, respectively.

Inventories - Our inventories are carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for all inventories. We evaluate the need to record adjustments for inventory on a regular basis. Our policy is to evaluate all inventories including raw material, work-in-process, finished goods, and spare parts. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

Property, Plant and Equipment - Property, plant and equipment are stated at historical cost. Expenditures for major renewals and improvements are capitalized, while maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred. For financial reporting purposes, plant and equipment are depreciated primarily by the straight-line method over the estimated useful lives of the assets which generally range from 5 to 20 years for improvements, from 20

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

to 50 years for buildings, from 3 to 15 years for machinery and equipment and 3 to 5 years for software. Depreciation expense was $39.9 million, $37.9 million and $37.8 million for fiscal 2007, 2006, and 2005, respectively. Depreciation claimed for income tax purposes is computed by accelerated methods.

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

Goodwill and Intangible Assets - Intangible assets include drawings, patents, trademarks, technology, customer relationships and other specifically identifiable assets. Indefinite-lived intangible assets are not being amortized. Assets not subject to amortization are evaluated for impairment annually, or more frequently if events or changes occur that suggest impairment in carrying value. Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is tested for impairment using the two step approach, in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill is assigned to specific reporting units and tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. We performed our goodwill impairment testing in the fourth quarter of fiscal 2007 and no impairment was identified.

Risks and Uncertainties - As of October 26, 2007, we employed 9,200 employees worldwide, with 4,300 employed in the United States. Collective bargaining agreements or similar type arrangements cover 36% of our U.S. workforce and 21% of our international employees. We are currently in the process of negotiating retirement income matters with the United Steelworkers of America in Milwaukee, Wisconsin which represent approximately 14% of our U.S workforce. See Note 17 – Commitments, Contingencies and Off-Balance Sheet Risks for further information.

Foreign Currency Translation - Exchange gains or losses incurred on transactions conducted by one of our operations in a currency other than the operation’s functional currency are normally reflected in cost of sales in our Consolidated Statement of Income. An exception is made where the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future, in which case the transaction gain or loss is included in shareholders’ equity as an element of accumulated other comprehensive income (loss). Assets and liabilities of international operations that have a functional currency that is not the U.S. dollar are translated into U.S. dollars at year-end exchange rates and revenue and expense items are translated using weighted average exchange rates. Any adjustments arising on translations are included in shareholders’ equity as an element of accumulated other comprehensive income (loss). Assets and liabilities of operations which have the U.S. dollar as their functional currency (but which maintain their accounting records in local currency) have their values remeasured into U.S. dollars at year-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses arising on remeasurement of the values into U.S. dollars are recognized in cost of sales. Pre-tax foreign exchange gains included in operating income were $4.3 million, $0.1 million, and $3.9 million in fiscal 2007, fiscal 2006, and fiscal 2005, respectively.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

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

During fiscal 2007, 2006, and 2005, there were no derivative instruments that were deemed to be ineffective. The component of the derivatives gain or loss excluded from the assessment of hedge effectiveness was insignificant for all periods presented. The amounts included in Accumulated Other Comprehensive Loss will be reclassified into income in a manner that matches the timing of earnings impact of the hedged transaction, generally within the next twelve months.

Comprehensive Income (Loss) - SFAS No. 130, “Reporting Comprehensive Income,” requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. We have chosen to report Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) which encompasses net income, foreign currency translation, minimum pension liability, and unrealized gain (loss) on derivatives in the Consolidated Statement of Shareholders’ Equity. Accumulated other comprehensive loss consists of the following:

	October 26,	October 28,	October 29,
In millions	2007	2006	2005

Minimum pension liability	$-	$(217.7)	$(260.2)
Unrecognized pension and other postretirement obligation	(190.1)	-	-
Unrealized (loss) gain on derivatives	3.5	1.2	(0.9)
Foreign currency translation	73.0	29.2	32.3

Accumulated other comprehensive loss	$(113.6)	$(187.3)	$(228.8)

Minimum pension liability is net of a $17.6 million, $14.9 million and $14.9 million income tax benefit as of October 26, 2007, October 28, 2006 and October 29, 2005. In connection with our reversal of tax valuation reserves in fiscal 2006, $79.5 million was recorded as a tax benefit in the income statement related to our minimum pension liability. If the related pension plan is terminated in the future the remainder of the accumulated loss may be recorded in the income statement without a full tax benefit. Unrealized gain (loss) on derivatives is net of $2.3 million, $0.8 million, and ($0.6) million of income tax effects at October 26, 2007, October 28, 2006 and October 29, 2005, respectively.

Revenue Recognition - We recognize a substantial portion of our revenue when the following criteria are satisfied: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. We recognize revenue on long-term contracts, such as the manufacture of mining shovels, drills, draglines, and roof support systems, using either the percentage-of-completion or inventory sales method. We generally recognize revenue using the percentage-of-completion method for original equipment that requires a minimum of six

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

months to produce. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified.

We have life cycle management contracts with customers to supply parts and service for terms of 1 to 13 years. These contracts are established based on the conditions the equipment will be operating in, the time horizon that the program will cover, and the expected operating cycle that will be required for the equipment. Based on this information, a model is created representing the projected costs and revenues of servicing the respective machines over the specified contract terms. Accounting for these contracts requires us to make various estimates, including estimates of the relevant machine’s long-term maintenance requirements. Under these contracts, customers are generally billed monthly based on hours of operation or units of production achieved by equipment, with the respective deferred revenues recorded when billed. Revenue is recognized in the period in which parts are supplied or services provided. These contracts are reviewed quarterly by comparison of actual results to original estimates or most recent analysis, with revenue recognition adjusted appropriately for future estimated costs. If a loss is expected at any time, the full amount of the loss is recognized immediately.

In limited circumstances, we have customer agreements that are multiple element arrangements as defined by the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The agreements are considered for multiple elements based on the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered item and the arrangement includes a general right of return relative to the delivered item, and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Revenue is then allocated to each identified unit of accounting based on our estimate of their relative fair values.

Revenue recognition involves judgments, assessments of expected returns, the likelihood of nonpayment, and estimates of expected costs and profits on long-term contracts. We analyze various factors, including a review of specific transactions, historical experience, credit-worthiness of customers, and current market and economic conditions, in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income.

Sales Incentives - In accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we account for cash consideration (such as sales incentives and cash discounts) given to our customers or resellers as a reduction of revenue.

Allowance for Doubtful Accounts - We establish an allowance for doubtful accounts on a specific account identification basis through a review of several factors, including the aging status of our customers, financial condition of our customers, and historical collection experience.

Shipping and Handling Fees and Costs - We account for shipping and handling fees and costs in accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” Under EITF No. 00-10 amounts billed to a customer in a sale transaction related to shipping costs are reported as net sales and the related costs incurred for shipping are reported as cost of sales.

Income Taxes - Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

carrying amounts and the tax bases of existing assets and liabilities, and for tax loss carryforwards. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that we will not realize the benefit of such assets. Certain tax benefits existed as of our emergence from protection under Chapter 11 of the U.S. Bankruptcy Code on July 12, 2001 (the “Effective Date”) but were offset by valuation allowances. Realization of net operating loss, tax credits, and other deferred tax benefits from pre-emergence attributes will be credited to additional paid in capital.

Research and Development Expenses - Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $11.5 million, $10.4 million and $8.5 million for fiscal 2007, 2006, and 2005, respectively.

Earnings Per Share - Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options, performance units, and restricted stock units if dilutive. See Note 9 – Earnings Per Share for further information.

Accounting For Share Based Compensation - Effective October 30, 2005, we adopted SFAS 123(R), “Share Based Payments” using the modified prospective transition method. SFAS 123(R) requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. Compensation expense is recognized using the straight-line method over the vesting period of the award.

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

SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) allowed for the recognition of forfeitures as incurred while SFAS 123(R) requires an estimate of forfeitures at the grant date with adjustments based on actual forfeitures on a quarterly basis. Historical forfeitures related to stock options, restricted stock units and performance shares have been insignificant. The modified prospective transition method of adopting SFAS 123(R) also requires the disclosure of the effects on net income and net income per share if we had adopted the fair value recognition provisions of SFAS 123.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

The pro forma information is as follows (in thousands, except per share data):

In thousands except per share data	2005

Net income, as reported	$148,049
Add:
Compensation expense included
in reported net income, net of
related tax effect	11,116
Deduct:
Compensation expense determined
under SFAS No. 123, net of related taxes	(7,979)
Pro forma net income	$151,186

Net income per share
As reported
Basic	$1.22
Diluted	$1.20

Pro forma
Basic	$1.25
Diluted	$1.22

The fair value of the stock awards is the estimated present value at grant date using the Black Scholes valuation model with weighted average assumptions and the resulting estimated fair value for fiscal 2005 as follows:

2005

Risk free interest rate	3.5%
Expected volatility	0.47
Expected life	4.0 years
Dividend yield	1.17%
Weighted average estimated fair value at grant date	$6.53

New Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets, to recognize changes in the funded status in the year the changes occur, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end balance sheet and provide additional disclosures. On October 26, 2007, we adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on our financial position at October 26, 2007 has been included in the accompanying financial statements. SFAS 158 did not have an effect on our financial position at October 28, 2006 or October 29, 2005. The measurement date provisions of SFAS 158 will not have an effect on our financial statements as we currently use a fiscal year-end measurement date for our pension and other postretirement benefit plans. See Note 10 – Retiree Benefits for further discussion of the effect of adopting SFAS 158 on our financial statements and related disclosures.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and retirement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. FIN 48 became effective for us as of October 27, 2007. We do not believe the adoption of the interpretation will have a material effect on our financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 156, Fair Value Measurements (“SFAS 156”). SFAS 156 provides a definition of fair value, establishes a framework for measuring fair value within GAAP, and expands disclosures about fair value measurements. SFAS 156 becomes effective for us beginning in fiscal 2009. We are currently evaluating the adoption of SFAS 156 to determine the effect on our financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 becomes effective for us beginning in fiscal 2009. We are currently evaluating the adoption of SFAS 159 to determine the effect on our financial statements and related disclosures.

3.	Goodwill and Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of October 26, 2007 and October 28, 2006, were as follows:

		October 26, 2007		October 28, 2006
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
In thousands	Period	Amount	Amortization	Amount	Amortization
Finite lived other intangible assets:
Engineering drawings	6 years	$2,900	$(604)	$2,900	$(121)
Customer relationships	20 years	31,000	(2,519)	31,000	(505)
Backlog	1 year	5,990	(5,990)	5,990	(1,498)
Non-compete agreements	5 years	5,300	(1,325)	5,300	(265)
Patents	17 years	10,559	(4,886)	10,500	(4,079)
Unpatented technology	35 years	1,147	(140)	1,147	(105)
Subtotal	16.0 years	56,896	(15,464)	56,837	(6,573)

Indefinite lived other intangible assets:
Trademarks		21,500	-	21,500	-
Pension		-	-	4,390	-
Subtotal		21,500	-	25,890	-

Total other intangible assets		$78,396	$(15,464)	$82,727	$(6,573)

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

In December 2006, we acquired the assets of Donnelly Pty. Ltd. (“Donnelly”), a small motor rebuild operation in Australia for a total cost of approximately $9.0 million. Donnelly is shown as part of the surface mining equipment segment. We are still in the process of finalizing third-party valuations of certain intangible assets; accordingly, allocation of the purchase price is subject to modification in the future.

Changes in the carrying amount of goodwill in fiscal 2007 are as follows:

	Underground	Surface
	Mining	Mining
In thousands	Machinery	Equipment

Balance as of October 28, 2006	$3,674	$-

Goodwill acquired during the year	-	8,819
Acquisition finalization	3,344	-
Translation adjustments	-	947

Balance as of October 26, 2007	$7,018	$9,766

Amortization expense for finite-lived intangible assets was $8.9 million, $3.4 million, and $2.2 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Estimated future annual amortization expense is as follows:

In thousands
For the fiscal year ending:
2008	$4,014
2009	3,825
2010	3,766
2011	3,443
2012	2,473

4.	Borrowings and Credit Facilities

6.0% and 6.625% Senior Subordinated Notes

In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (“Notes”) with interest on the Notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2007. The Notes are guaranteed by each of our current and future significant domestic subsidiaries (See Note 17 – Commitments, Contingencies and Off-Balance Sheet Risks). The Notes were issued in a private placement under the exemption provision of the Securities Act of 1933 (“Securities Act”), as amended. In the 2nd quarter of fiscal 2007, the Notes were exchanged for similar notes registered under the Securities Act. At our option, we may redeem some or all of the Notes at a redemption price of the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.30% for the 2016 Notes and 0.375% for the 2036 Notes.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

Credit Agreement

On November 10, 2006, we amended our $400.0 million unsecured revolving credit facility (“Credit Agreement”) to extend the facility through November 10, 2011 and also amend certain financial covenants, including the elimination of covenants restricting stock repurchases and limiting capital expenditures. In fiscal 2005, we recorded a pre-tax charge of $3.3 million related to deferred financing costs associated with the prior facility.

Outstanding borrowings on the Credit Agreement bear interest equal to LIBOR plus the applicable margin based on our credit rating (.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) at our option. We also pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage. The Credit Agreement also restricts payments of dividends or other return of capital based on the consolidated leverage ratio. On October 26, 2007, we were in compliance with all financial covenants in the Credit Agreement and had no restriction on the payment of dividends or return of capital.

At October 26, 2007, no direct borrowings were outstanding under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $400 million credit limit, totaled $116.4 million. At October 26, 2007, there was $283.6 million available for borrowings under the Credit Agreement.

Direct borrowings and capital lease obligations consisted of the following:

	October 26,	October 28,
In thousands	2007	2006

Domestic:
6.0% Senior Subordinated Notes due 2016	$246,797	$-
6.625% Senior Subordinated Notes to 2036	148,355	-
Credit facility	-	97,000
8.75% Senior Subordinated Notes	-	48
Capital leases	162	172

Foreign:
Capital leases	1,183	1,299
Other	-	-
Short-term notes payable and bank overdrafts	-	4,792
	396,497	103,311
Less: Amounts due within one year	(240)	(5,166)

Long-term Obligations	$396,257	$98,145

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

The aggregate maturities of debt for credit agreements in place at October 26, 2007 consist of the following (in thousands):

2008	$240
2009	402
2010	233
2011	295
2012	122
Thereafter	395,205

In fiscal 2002, we issued $200 million par value 8.75% Senior Subordinated Notes due March 15, 2012. During fiscal 2005, we purchased approximately all $200 million par value Senior Subordinated Notes through a tender offer and in several open market purchases. These transactions, which resulted in a $29.1 million loss on repurchase, consisted of approximately $224.5 million of cash payments and the required write-down of unamortized finance costs of $4.6 million.

5.	Income Taxes

The consolidated provision (benefit) for income taxes included in the Consolidated Statement of Income consisted of the following:

In thousands	2007	2006	2005
Current provision
Federal	$17,247	$27,811	$9,000
State	9,930	2,351	2,318
Foreign	48,739	38,650	20,705
Total current	75,916	68,812	32,023

Deferred provision (benefit)
Federal	82,741	(36,188)	33,843
State	52	306	7,946
Foreign	10,566	2,571	6,720
Total deferred	93,359	(33,311)	48,509

Total consolidated income tax
provision	$169,275	$35,501	$80,532

The federal and foreign deferred provision includes $110.1 million and $16.1 million, respectively, of net operating losses used in fiscal 2007.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

The components of income from continuing operations before income taxes for our domestic and foreign operations were as follows:

In thousands	2007	2006	2005
Domestic income	$263,680	$247,048	$115,079
Foreign income	185,379	203,309	112,374
Pre-tax income from continuing operations	$449,059	$450,357	$227,453

The reconciliation between the income tax provision recognized in our Consolidated Statement of Income and the income tax provision computed by applying the statutory federal income tax rate to the income from continuing operations are as follows:

In thousands	2007	2006	2005
Income tax computed at federal
statutory tax rate	$157,170	$157,625	$79,609
Sub-part F income and foreign
dividends	19,748	14,981	1,430
Differences in foreign and U.S.
tax rates	(13,858)	(15,585)	(7,568)
State income taxes, net of federal
tax impact	4,101	2,939	712
Resolution of prior years' tax issues	1,890	(13,801)	(3,487)
Other items, net	1,505	(259)	1,823
Valuation allowance	(1,281)	(110,399)	8,013
	$169,275	$35,501	$80,532

The components of the net deferred tax asset are as follows:

In thousands	2007	2006
Deferred tax assets:
Reserves not currently deductible	$15,315	$11,744
Employee benefit related items	130,134	120,836
Tax credit carryforwards	31,009	23,393
Tax loss carryforwards	197,420	308,079
Inventories	21,199	17,390
Intangibles	1,696	475
Other, net	14,665	14,396
Valuation allowance	(115,490)	(117,484)
Total deferred tax assets	295,948	378,829

Deferred tax liabilities:
Depreciation and amortization in excess
of book expense	26,039	25,877
Total deferred tax liabilities	26,039	25,877
Net deferred tax asset	$269,909	$352,952

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

The net deferred tax assets are reflected in the accompanying balance sheets as follows:

In thousands	2007	2006

Current deferred tax assets	$35,078	$29,708
Long term deferred tax asset	248,139	335,690
Current deferred tax liability	-	-
Long term deferred tax liability	(13,308)	(12,446)
Net deferred tax asset	$269,909	$352,952

At October 26, 2007, we had general business tax credits of $11.0 million expiring in 2012 through 2028, alternative minimum tax credit carryforwards of $18.9 million, which do not expire, and foreign tax credits of $1.1 million, which expire in 2018.

We have tax loss carryforwards consisting of a gross U.S. Federal operating loss carryforward of $211.4 million expiring in 2020 with a net tax benefit of $74.0 million; tax benefits related to U.S. state operating loss carryforwards of $99.8 million with various expiration dates; and tax benefits related to foreign carryforwards of $14.1 million with tax benefits of $11.8 million that have no expiration date and $2.3 million expiring in 2010 through 2014. For financial statement purposes, future tax benefits related to the recognition of net operating losses are subject to review as to the future realizability of these amounts. As such, valuation reserves have been established against those loss carryforward amounts for which realizability was not considered more likely than not at $4.3 million relating to foreign operating loss carryforwards and $98.8 million relating to U.S. state operating loss carryforwards as of October 26, 2007.

Because our Plan of Reorganization provided for substantial changes in our ownership, there are annual limitations on the portions of the federal and state net operating loss carryforwards that existed at the time of our emergence from bankruptcy, which we may be able to utilize on our income tax returns. This annual limitation is an amount equal to the value of our stock immediately before the ownership change adjusted to reflect the increase in value of the Company resulting from the cancellation of creditor’s claims multiplied by a federally mandated long-term tax exempt rate. The annual federal limitation originally calculated was approximately $45.7 million and could be increased by certain transactions which result in recognition of “built-in” gains – unrecognized gains existing as of the date we emerged from bankruptcy. During fiscal 2003, the Internal Revenue Service issued Notice 2003-65, which allows for additional modifications to the annual limitation as originally determined. Based upon the guidance from this ruling and applying it to our facts at the time of emergence from bankruptcy, the Company has recomputed the amount of U.S. net operating loss that it is entitled to utilize since fiscal 2001. As a result of this recalculation and prior years’ utilization, all U.S. Federal net operating loss carryforwards remaining at October 26, 2007 are subject to the annual limitation. The U.S. state limitations vary by taxing jurisdiction.

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

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

At October 26, 2007, our net deferred tax asset, including loss and credit carryforwards and including valuation allowances, was $269.9 million. We have reviewed the realization of net operating losses, tax credits, and net other deferred tax assets in each statutory location in which we conduct our business and established valuation allowances against those net deferred tax assets whose realizability we have determined does not meet the more likely than not criteria of SFAS No. 109, “Accounting for Income Taxes.” The continued need for valuation allowances will be assessed at least annually to determine the propriety of recognizing additional deferred tax assets. Additionally, our emergence from bankruptcy in fiscal 2001 did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for our tax reporting. Therefore, the fresh start adjustments created new deferred tax items, which have been recognized concurrently with the recognition of the respective fresh start accounting adjustments since fiscal 2001 and into fiscal 2007.

In addition, as it relates to the valuation allowances currently recorded that arose in pre-emergence years, our reorganization has resulted in a significantly modified capital structure by which SOP 90-7 requires us to apply fresh start accounting. Under fresh start accounting, reversals of valuation allowances recorded against deferred tax assets that existed as of the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter are reported as additional paid in capital. Consequently, we will recognize cash tax savings in the year of asset recognition without the corresponding benefit to income tax expense. As of October 26, 2007, there were $72.9 million of valuation reserves against pre-emergence net operating loss carryforwards. For fiscal 2007, fiscal 2006, and fiscal 2005 the amount of valuation reserves reversed to additional paid in capital totaled $0.5 million, $82.8 million and $100.1 million, respectively.

Similar to the treatment of pre-emergence deferred tax valuation allowances, amounts accrued pre-emergence relating to future income tax contingencies also require special treatment under fresh start accounting. Reversals of tax contingency reserves that are no longer required due to the resolution of the underlying tax issue and were recorded at the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter are reported as an adjustment to income tax expense. As of October 26, 2007, there were $1.4 million of accrued pre-emergence income tax contingencies. There were no changes in the pre-emergence reserve balances during fiscal 2007. For fiscal 2006 and fiscal 2005 there were pre-emergence income tax contingencies reported as an adjustment of income tax expense of $4.0 million and $7.0 million, respectively.

All other intangibles recorded under fresh start accounting have been reduced to zero. All future reversals of pre-emergence valuation allowances will be reversed to paid in capital. Future reversals of accruals related to pre-emergence tax contingencies will be recognized as a component of income tax expense in the period reversed.

As of October 26, 2007, U.S. income taxes, net of foreign taxes paid or payable, have not been provided on the undistributed profits of foreign subsidiaries as all undistributed profits of foreign subsidiaries are deemed to be permanently reinvested outside of the U.S. It is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Such unremitted earnings of subsidiaries which have been or are intended to be permanently reinvested were $531.3 million at October 26, 2007.

Cash taxes paid for fiscal 2007, fiscal 2006, and fiscal 2005 were $69.9 million, $37.8 million, and $14.4 million, respectively.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

6.	Accounts Receivable

Consolidated accounts receivable consisted of the following:

	October 26,	October 28
In thousands	2007	2006

Trade receivables	$480,920	$378,944
Unbilled receivables (due within one year)	83,292	58,112
Allowance for doubtful accounts	(3,970)	(5,626)

	$560,242	$431,430

7.	Inventories

Consolidated inventories consisted of the following:

	October 26,	October 28,
In thousands	2007	2006

Finished goods	$508,045	$358,785
Work-in-process and purchased parts	151,642	207,660
Raw materials	67,673	73,489

	$727,360	$639,934

8.	Warranties

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

The following table reconciles the changes in the product warranty reserve:

	Fiscal	Fiscal
In thousands	2007	2006
Balance, beginning of year	$38,929	$34,183
Accrual for warranty expensed during the year	36,660	21,730
Settlements made during the year	(28,296)	(18,238)
Change in liability for pre-existing warranties
during the year, including expirations	465	(69)
Effect of foreign currency translation	1,624	173
Acquisitions/(dispositions)	-	1,150
Balance, end of year	$49,382	$38,929

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

9.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations in accordance with SFAS No. 128:

In thousands except per share amounts	2007	2006	2005

Numerator:
Income from continuing operations	$279,784	$414,856	$146,921
Income (loss) from discontinued operations	-	-	1,128
Cumulative effect of accounting change	-	1,565	-
Net income	$279,784	$416,421	$148,049

Denominator:
Denominator for basic earnings per share -
Weighted average shares	110,354	121,682	121,121
Effect of dilutive securities:
Stock options, restricted stock units and
performance shares	1,276	1,594	2,322
Denominator for diluted earnings per share -
Adjusted weighted average shares and
assumed conversions	111,630	123,276	123,443

Basic earnings per share
Continuing operations	$2.54	$3.41	$1.21
Discontinued operations	-	-	0.01
Cumulative effect of change in accounting principle	-	0.01	-
Net income	$2.54	$3.42	$1.22

Diluted earnings per share
Continuing operations	$2.51	$3.37	$1.19
Discontinued operations	-	-	0.01
Cumulative effect of change in accounting principle	-	0.01	-
Net income	$2.51	$3.38	$1.20

10.	Retiree Benefits

Pension and Defined Contribution Benefit Plans

The Company and its subsidiaries have a number of defined benefit, defined contribution, and government mandated pension plans covering substantially all employees. Benefits from these plans are based on factors that include various combinations of years of service, fixed monetary amounts per year of service, employee compensation during the last years of employment, and the recipient’s social security benefit. Our funding policy with respect to qualified plans is to contribute annually not less than the minimum required by applicable law and regulation nor more than the amount which can be deducted for income tax purposes. We also have an unfunded nonqualified supplemental pension plan that is based on credited years of service and compensation during the last years of employment. For our qualified and non-qualified pension plans and the post-retirement welfare plans, we use the last Friday in October as our measurement date which coincides with our fiscal year end.

Certain plans outside the United States, which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of October 26, 2007 and October 28, 2006.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

We also have a defined contribution benefit plan (401(k) plan). Substantially every U.S. employee of the Company (except any employee who is covered by a collective bargaining agreement which does not provide for such employee’s participation in the plan) is eligible to participate in the plan. Under the terms of the plan, the Company generally matches 25% of participant salary reduction contributions up to the first 6% of the participant’s compensation, subject to limitations. We recognized costs for matching contributions of $2.7 million, $2.0 million, and $1.7 million, for fiscal 2007, fiscal 2006, and fiscal 2005, respectively.

We decreased our minimum pension liabilities in fiscal 2006 by $42.4 million primarily due to the sale of Horsburgh and Scott and to recognize the decrease in the unfunded accumulated benefit obligations due to better than expected return on assets.

Total pension expense for all defined benefit plans was $39.8 million, $36.5 million, and $22.6 million for fiscal 2007, fiscal 2006, and fiscal 2005, respectively. Total pension expense for all defined contribution plans was $9.0 million, $4.5 million, and $3.8 million for fiscal 2007, fiscal 2006, and fiscal 2005, respectively.

Other Postretirement Benefits

In 1993, our Board of Directors approved a general approach that culminated in the elimination of all Company contributions towards postretirement health care benefits. Increases in costs paid by us were capped for certain plans beginning in 1994 extending through 1998 and Company contributions were eliminated as of January 11, 1999 for most employee groups, excluding Joy, certain early retirees, and specific discontinued operation groups. For Joy, based upon existing plan terms, future eligible retirees will participate in a premium cost-sharing arrangement which is based upon age as of March 1, 1993 and position at the time of retirement. Active employees under age 45 as of March 1, 1993 and any new hires after April 1, 1993 will be required to pay 100% of the applicable premium.

As of October 26, 2007, we adopted the recognition provisions of SFAS 158, which require the funded status of defined benefit pension and other postretirement benefit plans to be recognized on the balance sheet. The incremental effects of applying SFAS 158 on individual line items in the balance sheet as of October 26, 2007 are as follows:

	Before		After
	Application of		Application of
Balance sheet line item	SFAS 158	Adjustments	SFAS 158
Prepaid benefit cost	$63,984	$(63,205)	$779
Deferred tax asset – long-term	14,909	2,648	17,557
Intangible asset	4,752	(4,752)	-
Employee compensation and benefits	(5,292)	(2,313)	(7,605)
Liability for postretirement benefits	(42,511)	(7,610)	(50,121)
Accrued benefit costs	(112,411)	(61,148)	(173,559)
Accumulated other comprehensive loss	53,717	136,380	190,097

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

Net periodic pension costs for U.S. plans and plans of subsidiaries outside the United States included the following components:

	U.S. Pension Plans			Non-U.S. Pension Plans
In thousands	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost:
Service cost	$14,449	$14,305	$12,944	$8,870	$7,441	$5,893
Interest cost	49,083	47,065	43,079	32,232	29,093	27,729
Expected return on assets	(51,462)	(49,983)	(48,363)	(37,433)	(33,784)	(32,664)
Amortization of:
Prior service cost	593	501	442	1	1	1
Actuarial loss	13,141	13,972	10,412	10,339	7,899	3,132

Total net periodic benefit cost	$25,804	$25,860	$18,514	$14,009	$10,650	$4,091

The components of the net periodic benefit cost associated with our other postretirement benefit plans (other than pensions), all of which relate to operations in the U.S., are as follows:

	Other Postretirement Benefit Plans
In thousands	2007	2006	2005

Components of net periodic benefit cost:
Service cost	$599	$143	$169
Interest cost	3,051	2,920	2,867
Expected return on assets	(122)	-	-
Amortization of:
Prior service cost	(164)	-	-
Actuarial loss	440	566	208

Total net periodic benefit cost of continuing operations	$3,804	$3,629	$3,244

For postretirement benefit obligation measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits is 8% and 9% for fiscal 2007 and fiscal 2006, respectively. The annual increase in the per capita cost of covered health care benefits rate is assumed to decrease 1% per year to an ultimate 5% by fiscal 2010, and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of October 26, 2007 by $3.7 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would increase by $0.2 million. A one percentage point decrease in the assumed health care cost trend rates each year would decrease the accumulated postretirement benefit obligation as of October 26, 2007 by $3.3 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would decrease by $0.2 million. Postretirement life insurance benefits have a minimal effect on the total benefit obligation.

The principal assumptions used in determining the funded status and net periodic benefit cost of our pension plans and other postretirement benefit plans are set forth in the following tables. The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

Significant assumptions used in determining net periodic benefit cost as of the fiscal year ended are as follows (in weighted averages):

							Other Postretirement
	U.S. Pension Plan			Non-U.S. Pension Plans			Benefit Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Discount rate	5.85%	5.80%	5.75%	4.97%	5.07%	5.59%	5.70%	5.60%	5.75%
Expected return on plan assets	8.75%	8.75%	9.00%	7.30%	7.31%	7.55%	8.00%	8.00%	8.00%
Rate of compensation increase	4.25%	4.25%	3.75%	4.03%	4.01%	4.03%	4.25%	4.25%	4.25%

The expected rate of return on pension plan assets for the U.S. pension plan is based on the investment policies adopted by our Pension and Investment Committee. We also used the results from a portfolio simulator as input into our decision. The simulator is based on U.S. capital market conditions in October 2007 and uses the U.S. plans current asset allocation. The simulation model calculates an expected rate of return for each asset class by forecasting a range of plausible economic conditions. The model starts with the capital market conditions prevailing at the start of the forecast period and trends the rates of return by asset class to its long-term average. A long-term average return is calculated used a blend of historical capital market data and future expectations.

The expected rate of return on Non-U.S. pension plans is based on the plan’s current asset allocation policy. An average long-term rate of return is developed for each asset class and the portfolio return is the weighted average return based on the current asset allocation.

Significant assumptions used in determining benefit obligations as of the fiscal year ended are as follows (in weighted averages):

	U.S.		Non-U.S.		Other Postretirement
	Pension Plan		Pension Plans		Benefit Plans
	2007	2006	2007	2006	2007	2006

Discount rate	6.15%	5.85%	5.89%	4.97%	5.90%	5.70%
Rate of compensation increase	4.25%	4.25%	4.57%	4.03%	-	-

Changes in the projected benefit obligations and pension plan assets relating to the Company’s defined benefit pension plans and other postretirement benefit obligations together with a summary of the amounts recognized in the Consolidated Balance Sheet are set forth in the following table:

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

					Other Postretirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	October 26,	October 28,	October 26	October 28,	October 26,	October 28,
In thousands	2007	2006	2007	2006	2007	2006
Change in Benefit Obligations
Net benefit obligations at beginning of year	$840,819	$823,374	$623,009	$551,506	$55,790	$55,882
Service cost	14,449	14,305	8,870	7,441	599	143
Interest cost	49,083	47,065	32,232	29,093	3,051	2,920
Plan participants' contributions	-	-	1,671	1,591	-	-
Plan amendments	984	673	-	-	-	2,197
Actuarial loss (gain)	(21,656)	5,450	(63,759)	24,510	1,605	(1,833)
Divestiture	-	(11,213)	-	-	-	-
Currency fluctuations	-	-	53,092	32,175	-	-
Gross benefits paid	(40,578)	(38,835)	(27,979)	(23,307)	(3,964)	(3,519)
Net benefit obligations at end of year	$843,101	$840,819	$627,136	$623,009	$57,081	$55,790

Change in Plan Assets
Fair value of plan assets at beginning of year	$657,620	$617,059	$525,171	$458,740	$1,782	$-
Actual return on plan assets	75,418	84,344	37,032	48,791	201	-
Currency fluctuations	-	-	47,250	26,364	-	-
Employer contributions	1,891	1,252	16,651	12,992	4,642	5,301
Divestiture	-	(6,200)	-	-	-	-
Plan participants' contributions	-	-	1,671	1,591	-	-
Gross benefits paid	(40,578)	(38,835)	(27,979)	(23,307)	(3,964)	(3,519)
Fair value of plan assets at end of year	$694,351	$657,620	$599,796	$525,171	$2,661	$1,782

Funded Status
Funded status at end of year	$(148,750)	$(183,199)	$(27,340)	$(97,838)	$(54,420)	$(54,008)
Unrecognized net actuarial loss	-	171,442	-	147,571	-	5,929
Unrecognized prior service cost	-	4,224	-	15	-	(494)
Net amount recognized at end of year	$(148,750)	$(7,533)	$(27,340)	$49,748	$(54,420)	$(48,573)

Amounts Recognized in the Consolidated
Balance Sheet Consist of:
Prepaid benefit cost	$-	$12,724	$-	$56,664	$779	$-
Deferred tax asset	-	7,273	-	7,636	-	-
Current liabilities	(1,801)	-	(730)	-	(5,078)	(4,428)
Other Non-current Liabilities	(146,949)	(20,257)	(26,610)	(6,916)	(50,121)	(44,145)
Additional minimum liability	-	(134,602)	-	(102,389)	-	-
Intangible asset	-	4,375	-	15	-	-
Accumulated other comprehensive loss	-	122,954	-	94,738	-	-
Net amount recognized at end of year	$(148,750)	$(7,533)	$(27,340)	$49,748	$(54,420)	$(48,573)
Accumulated Benefit Obligation	$794,786	$799,755	$580,003	$575,983	$-	$-

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

Amounts recognized in accumulated other comprehensive income as of October 26, 2007 consist of:

	Pension Plans		Other Postretirement
	U.S.	Non U.S.	Benefit Plans
Net actuarial loss	$112,625	$83,778	$6,949
Prior service cost	4,615	16	(330)
Deferred tax	(7,273)	(7,636)	(2,648)
Total accumulated other comprehensive income	$109,967	$76,158	$3,971

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost during fiscal 2008 are as follows:

	Pension Plans		Other Postretirement
	U.S.	Non U.S.	Benefit Plans
Actuarial loss/(gain)	$7,230	$3,525	$(39)
Prior service (credit)/cost	593	1	-
	$7,823	$3,526	$(39)

The defined benefit plans had the following target allocation and weighted-average asset allocations as of October 26, 2007 and October 28, 2006.

	Percentage of Plan Assets
	U.S. Pension Plan			Non-U.S. Pension Plans
	Target			Target
Asset Category	Allocation	2007	2006	Allocation	2007	2006
Equity Securities	58%	56%	58%	49%	52%	52%
Debt Securities	32%	32%	32%	41%	38%	39%
Other	10%	12%	10%	10%	10%	9%
Total	100%	100%	100%	100%	100%	100%

The plans’ assets are invested to maximize funded ratios over the long-term while managing the risk that funded ratios fall meaningfully below 100%. This objective to maximize the plan's funded ratio is based on a long-term investment horizon, so that interim fluctuations should be viewed with appropriate perspective.

The desired investment return objective is a long-term average annual real rate of return on assets that is approximately 6.5% greater than the assumed inflation rate. The target rate of return is based upon an analysis of historical returns supplemented with an economic and structural review for each asset class. There is no assurance that these objectives will be met.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

The following pension and other postretirement benefit payments (which include expected future service) are expected to be paid in each of the following fiscal years.

	Pension Plans		Other Postretirement Benefit Plans
			Prior to	After	Impact of
			Medicare	Medicare	Medicare
In thousands	U.S.	Non-U.S.	Part D	Part D	Part D

2008	$42,137	$29,577	$5,461	$5,291	$170
2009	43,949	29,514	5,469	5,300	169
2010	45,818	30,057	5,527	5,363	164
2011	47,742	31,280	5,435	5,278	157
2012	50,002	32,384	5,221	5,073	148
2013- 2017	292,899	176,323	22,931	22,343	588

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law. This Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We currently sponsor two retiree health care plans that provide prescription drug benefits to our U.S. retirees.

The projected benefit obligations, accumulated benefits obligations, and fair value of plan assets for underfunded and overfunded plans have been combined for disclosure purposes. The projected benefit obligations, accumulated benefit obligations, and fair value of assets for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	U.S. Pension Plans		Non U.S. Pension Plans
In thousands	2007	2006	2007	2006

Projected Benefit Obligation	$843,101	$840,819	$22,766	$576,354
Accumulated Benefit Obligation	794,786	799,755	21,223	534,751
Fair Value of Plan Assets	694,351	657,620	11,238	477,196

For fiscal 2008, we expect to contribute approximately $25.0 million to our employee pension plans and $5.3 million to our other postretirement benefit plans.

11.	Share Based Compensation

Our 2007 stock incentive plan authorizes the grant of up to 10.0 million shares plus canceled and forfeited awards. The plan allows for the issuance of non-qualified stock options, incentive stock options, performance shares, restricted stock units, and other stock-based awards to officers, employees, and directors. As of October 26, 2007, none of the options granted qualify as incentive stock options under the Internal Revenue Code. We have historically issued new common stock in order to satisfy share based payment awards and plan to do so to satisfy future awards.

The total stock-based compensation expense we recognized for fiscal 2007, fiscal 2006, and fiscal 2005 was approximately $10.6 million, $10.9 million, and $17.1 million, respectively. The total stock-based compensation expense is reflected in our cash flow statement in Operating Activities under the heading Other, net. The corresponding income tax benefit recognized related to the stock-based compensation

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

expense was approximately $3.2 million, $3.1 million, and $6.0 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

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

			Weighted-	Weighted -
(Dollars in thousands, except per share amounts)		Weighted-	Average	Average
		Average	Remaining	Grant - Date	Aggregate
	Number of	Exercise Price	Contractual	Fair	Intrinsic
	Options	Per Share	Term	Value	Value

Outstanding at October 30, 2004	4,334,895	$7.52

Options granted	1,116,750	17.63		$6.53
Options exercised	(1,696,612)	7.07			$29.4
Options forfeited or cancelled	(82,383)	9.73

Outstanding at October 29, 2005	3,672,650	10.75

Options granted	708,625	32.13		8.54
Options exercised	(1,731,799)	8.16			68.3
Options forfeited or cancelled	(100,000)	19.70

Outstanding at October 28, 2006	2,549,476	18.10
Exercisable at October 28, 2006	847,508	9.58

Options granted	647,500	41.83		14.06
Options exercised	(776,493)	15.37			28.8
Options forfeited or cancelled	(260,020)	26.32

Outstanding at October 26, 2007	2,160,463	$25.20	7.3		67.0
Exercisable at October 26, 2007	971,706	$13.85	5.9		41.2

The fair value of the stock awards is the estimated fair value at grant date using the Black Scholes valuation model and is recognized as expense on a straight line basis over the vesting period. The weighted average assumptions and resulting estimated fair value is as follows:

	2007	2006

Risk free interest rate	4.7%	4.5%
Expected volatility	0.45	0.34
Expected life	3.4	3.1
Dividend yield	1.44%	1.45%
Weighted average estimated fair value at grant date	$14.13	$8.54

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

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

At October 26, 2007 there was $7.9 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

We grant restricted stock units to certain employees and to all non-employee members of our Board of Directors (“Directors”). The fair value of our restricted stock units is determined based on the closing price of our stock on the date of grant and is recognized straight line over the vesting period.

Restricted stock units granted to employees vest over a five-year period with one-third vesting on the third, fourth, and fifth anniversaries of the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered to the individual as the units vest.

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

A summary of restricted stock unit activity under all plans is as follows:

		Weighted-
		Average	Aggregate
	Number of	Grant Date	Intrinsic
	Units	Fair Value	Value

Outstanding at October 28, 2006	362,882	$15.05

Units granted	89,207	43.13
Units earned from dividends	5,051	49.22
Units settled	(30,320)	11.82	$1.4
Units deferred	(4,146)	11.82	0.2
Units forfeited	(21,915)	16.57

Units not yet vested at October 26, 2007	400,759	$21.92

At October 26, 2007 there was $4.2 million of unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 3.0 years.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

Performance Shares

The performance share award programs under our stock incentive plans provide long-term incentive compensation opportunities to certain senior executives and other managers. The fair value of our performance shares is determined based on the closing price of our stock on the date of grant and is recognized straight line over the vesting period.

Shares of common stock may be earned by the participating executives under the performance share award programs if at the end of a three-year award cycle our financial performance over the course of the cycle exceeds certain threshold amounts. For our 2005 performance share award program, the performance measure is cumulative net cash flow as defined in the performance award agreements. For our 2006 and 2007 performance share award programs, the performance measure for senior executive officers is return on equity and the performance measure for all other participants is EBIT (earnings before income taxes) margin, each as defined in the respective performance award agreements. Each performance share represents the right to earn one share of common stock.

Awards can range from 0% to 150% (or, in certain cases, 180%) of the target award opportunities and may be paid out in stock, cash or a combination of stock and cash as determined by the Human Resources and Nominating Committee of the Directors. In the event of a change in control, the performance shares are paid out in cash based on the greater of actual performance or target award. The final awards for the fiscal 2005 performance share program amounted to 116,727 shares and will be paid out entirely in stock beginning in January 2008.

A summary of performance share activity under all plans is as follows:

		Weighted-
		Average	Aggregate
	Number of	Grant Date	Intrinsic
	Shares	Fair Value	Value

Outstanding at October 28, 2006	421,120	$21.87

Shares granted	61,900	42.02
Shares distributed	(71,471)	11.78	$3.3
Shares deferred	(109,150)	11.78	5.1
Shares forfeited	(34,054)	28.92

Shares not yet awarded at October 26, 2007	268,345	$32.42

At October 26, 2007 there was $2.8 million of unrecognized compensation expense related to performance shares that is expected to be recognized over a weighted-average period of 1.6 years.

12.	Shareholders’ Equity

We have 150,000,000 shares of authorized common stock, par value $1.00 per share, 50,000,000 of which were distributed in connection with our July 12, 2001 emergence from bankruptcy. The last distribution of 1,233,423 shares (2,775,111 shares after January 21, 2005 and December 12, 2005 stock splits) was distributed starting on January 28, 2005, in accordance with the Plan of Reorganization.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

We are authorized to issue 5,000,000 shares of preferred stock, of which 1,000,000 shares have been designated as Series A Junior Participating Preferred Stock of $1.00 par value per share. None of the preferred shares have been issued. On July 15, 2002, our Directors declared a dividend of one preferred share purchase right for each outstanding share of common stock. Each right entitles the holder to purchase one one-hundredth of a share of our Series A Junior Participating Preferred Stock for $100. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $100 exercise price, shares of our common stock or of any company into which we are merged having a value of $200. The rights expire on August 5, 2012 unless extended by our Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Directors regarding such acquisition.

Under our share repurchase program, management is authorized to repurchase up to $1.0 billion in shares in the open market or through privately negotiated transactions until December 31, 2008. During fiscal 2007 and fiscal 2006, we repurchased $499.7 million of common stock representing 11,076,960 shares and $295.5 million of common stock, representing 6,146,752 shares, respectively.

On November 15, 2005 our Directors declared a three-for-two split of our common shares, payable on December 12, 2005 to shareholders of record on November 28, 2005. In connection with the stock split, each holder of Joy Global common stock received one share of Joy Global common stock for each two shares of such stock owned. Cash was distributed in lieu of fractional shares. New shares were issued by our transfer agent, and began trading on the Nasdaq National Market on a split-adjusted basis on December 13, 2005. Except on the Consolidated Statement of Shareholders’ Equity, all previously reported earnings per share, share amounts, and stock price data have been adjusted for this split.

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

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $17.7 million, $16.7 million, and $16.3 million for fiscal 2007, fiscal 2006, and fiscal 2005, respectively.

At October 26, 2007, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance were as follows:

In thousands
2008	$13,508
2009	9,644
2010	5,867
2011	3,222
2012	2,164
Thereafter	8,228
Total	$42,633

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

14.	Reorganization Items

Reorganization items include income, expenses and losses that were realized or incurred by the Predecessor Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code.

Net reorganization items for fiscal 2007, fiscal 2006, and fiscal 2005 consisted of the following:

In thousands - (income) expense	2007	2006	2005

Resolution of contingent payable	$(1,473)	$-	$-
Beloit U.K. claim settlement		(7,042)	(1,092)
Professional fees directly related to the reorganization	745	220	826
Professional fees reimbursement		-	(1,500)
Legal reserve reversal		-	(1,422)
Other - net		-	378
Net reorganization items	$(728)	$(6,822)	$(2,810)

15.	Discontinued Operations and Held for Sale Assets and Liabilities

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

H&S is classified as a discontinued operation and the Consolidated Statement of Income for fiscal 2005 has been reclassified to reflect the discontinuance of operations.

2005

Net sales	$39,418

Income before income taxes	2,073
Provision for income taxes	(945)

Discontinued operations, net of tax	$1,128

In November 2007, we collected the remaining receivable balance of $9.9 million and recognized the deferred gain of $1.5 million in discontinued operations.

16.	Stamler Acquisition

On July 31, 2006, we completed the acquisition of the net assets of the Stamler mining equipment business from the Oldenburg Group, Inc. for approximately $117.4 million in cash. Stamler manufactures products used primarily in underground coal mining applications, including feeder breakers, battery haulers, and continuous haulage systems. The Stamler business is in line with our previously stated objective of adding

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

“bolt on” products and services to our existing businesses. Pro forma statements of income including the Stamler business are not materially different than current presentation.

Following is the condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition plus resolution:

Current Assets	$57,692
Property, Plant & Equipment	3,874
Other Intangible Assets	72,290
Goodwill	3,675

Total Assets	$137,531

Current Liabilities	$(20,153)

Net Assets Acquired	$117,378

Of the $72.3 million of intangible assets acquired, $21.5 million has been assigned to trademarks, an indefinite lived intangible asset. The $50.8 million balance of acquired intangibles assets has been assigned to the following categories and are being amortized over a weighted-average estimated useful life of 15 years:

Engineering Drawings	$2,900
Customer Relationships	31,000
Patents	5,600
Backlog	5,990
Non-compete agreement	5,300

$50,790

Goodwill of $3.7 million was initially recorded as part of the acquisition was allocated to the Underground Mining Machinery segment. During fiscal 2007 an additional $3.3 million of goodwill was recorded as part of the finalization of the purchase accounting. All of the goodwill is expected to be deductible for income tax purposes.

17.	Commitments, Contingencies and Off-Balance-Sheet Risks

We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including over 1,000 asbestos and silica-related cases), employment, and commercial matters. Also, as a normal part of operations, our subsidiaries undertake contractual obligations, warranties, and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

On April 19, 2004, Joy South Africa declared a dividend to our wholly owned subsidiary in the United Kingdom in the amount of approximately $46 million. As part of the transaction and in accordance with the South African Tax Act (“Act”), Joy South Africa was not required to pay tax on the transaction. In August 2004 the South African Revenue Service (“SARS”) stated that it disagreed with the Joy South Africa interpretation of the Act and would attempt to collect this tax. In September 2005, we received a notice of assessment from SARS, which as of October 2007 was approximately $8.0 million, including interest and penalties. During the fourth quarter of fiscal 2007, we recorded a liability related to the assessment based on the increased probability of a negative outcome and representing the assessment amount that we would agree to settle. We have not made payment as it relates to the assessment and will continue to defend our position on the matter.

At October 26, 2007, we were contingently liable to banks, financial institutions, and others for approximately $176.1 million for outstanding letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $176.1 million, approximately $4.9 million remains in place and is substantially attributable to remaining workers compensation obligations of Beloit Corporation and $41.7 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity of the Company.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of October 26, 2007, the nominal or face value of forward foreign exchange contracts, in absolute U.S. dollar equivalent terms, was $429.5 million.

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

We are currently negotiating retirement income matters in accordance with the memorandum of understanding within the 2004 contract agreement with the United Steelworkers of America at P&H Mining Equipment’s manufacturing facility in Milwaukee, Wisconsin. While we have passed the contractual deadline of May 1, 2007, management is optimistic that this matter can be resolved without adverse impact on the business, but if not, we have plans to mitigate the significance of an unfavorable outcome.

On January 1, 2008, our union contract covering approximately 250 employees in Chile will expire. We are currently in negotiation with union representation on the matter and do not anticipate the expiration of the contract to have an unfavorable impact on our business.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

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

The estimated fair values of financial instruments at October 26, 2007 and October 28, 2006 are as follows:

In thousands	Carrying Value	Fair Value

October 26, 2007
Cash and cash equivalents	$173,248	$173,248
6.0 % Senior Subordinated Notes	246,797	254,298
6.625% Senior Subordinated Notes	148,355	155,372
Other borrowings	1,345	1,345
Forward exchange contracts	5,302	5,302

October 28, 2006
Cash and cash equivalents	$101,254	$101,254
Credit Facility	97,000	97,000
8.75 % Senior Subordinated Notes	48	48
Other borrowings	6,263	6,263
Forward exchange contracts	3,721	3,721

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

The fair values of forward exchange contracts at October 26, 2007 are analyzed in the following table of U.S. dollar equivalent terms:

	Maturing in 2008
In thousands	Buy	Sell

U.S. Dollar	$(2,151)	$2,350
Australian Dollar	1,198	5
British Pound Sterling	2,736	(352)
Canadian Dollar	49	(632)
South African Rand	919	(65)
Euro	18	(485)
Brazilian Real	1,702	-
Japanese Yen	10	-

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

19.	Subsequent Events

On November 20, 2007, our Directors declared a cash dividend of $0.15 per outstanding share of common stock. The dividend will be paid on December 19, 2007 to all stockholders of record at the close of business on December 5, 2007.

Under our share repurchase program, we have repurchased approximately $11.9 million of common stock, representing 0.2 million shares, under the program from October 27, 2007 through December 14, 2007.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

20.	Segment Information

Business Segment Information

At October 26, 2007, we had two reportable segments, underground mining machinery (Joy) and surface mining equipment (P&H). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. The accounting policies of the segments are the same as those described in Note 2 - Significant Accounting Policies. Operating income (loss) of segments does not include interest income or expense and provision for income taxes. Identifiable assets are those used in our operations in each segment. Corporate assets consist primarily of deferred financing costs, cash and cash equivalents, deferred income taxes, and prepaid benefit cost.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

	2007	2006	2005
Net Sales
Underground Mining	$1,421,715	$1,424,803	$1,132,334
Surface Mining	1,125,607	976,907	795,140
Total Operations	2,547,322	2,401,710	1,927,474
Corporate	-	-	-
Total Continuing
Operations	2,547,322	2,401,710	1,927,474
Discontinued Operation	-	-	39,418
Total	$2,547,322	$2,401,710	$1,966,892

Operating Income (Loss)
Underground Mining	$285,860	$307,404	$187,288
Surface Mining	217,825	165,125	114,375
Total Operations	503,685	472,529	301,663
Corporate	(30,410)	(30,132)	(34,973)
Total Continuing
Operations	473,275	442,397	266,690
Interest Income	6,965	6,804	5,575
Interest Expense	(31,909)	(5,666)	(15,191)
Loss on early retirement of debt	-	-	(32,431)
Reorganization items	728	6,822	2,810
Income before income taxes	$449,059	$450,357	$227,453

Depreciation and Amortization
Underground Mining	$32,475	$26,171	$24,755
Surface Mining	16,273	15,015	15,189
Total Operations	48,748	41,186	39,944
Corporate	667	371	1,546
Total Continuing
Operations	49,415	41,557	41,490
Discontinued Operation	-	-	1,819
Total	$49,415	$41,557	$43,309

Capital Expenditures
Underground Mining	$25,545	$23,183	$23,906
Surface Mining	25,649	25,789	14,533
Total Operations	51,194	48,972	38,439
Corporate	-	94	26
Total Continuing
Operations	51,194	49,066	38,465
Discontinued Operation	-	-	288
Total	$51,194	$49,066	$38,753

Total Assets
Underground Mining	$1,069,539	$969,601	$764,593
Surface Mining	738,634	597,284	505,330
Total Operations	1,808,173	1,566,885	1,269,923
Corporate	326,730	387,120	351,604
Total Continuing
Operations	2,134,903	1,954,005	1,621,527
Discontinued Operation	-	-	27,001
Total	$2,134,903	$1,954,005	$1,648,528

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

Geographical Segment Information

			Sales to		Long-
	Total	Interarea	Unaffiliated	Operating	Lived
In thousands	Sales	Sales	Customers	Income (Loss)	Assets

2007
United States	$1,601,858	$(390,513)	$1,211,345	$323,021	$165,717
Europe	356,411	(146,832)	209,579	71,023	40,520
Australia	457,069	(42,784)	414,285	86,912	26,557
Other Foreign	747,385	(35,272)	712,113	137,430	32,515
Interarea Eliminations	(615,401)	615,401	-	(114,701)	-
	$2,547,322	$-	$2,547,322	$503,685	$265,309

2006
United States	$1,498,329	$(327,719)	$1,170,610	$285,009	$166,491
Europe	524,266	(162,131)	362,135	113,650	95,871
Australia	419,850	(14,854)	404,996	71,823	21,751
Other Foreign	488,211	(24,242)	463,969	87,272	23,502
Interarea Eliminations	(528,946)	528,946	-	(85,225)	-
	$2,401,710	$-	$2,401,710	$472,529	$307,615

2005
United States	$1,149,126	$(279,334)	$869,792	$194,852	$170,768
Europe	447,290	(118,625)	328,665	53,153	78,958
Australia	316,496	(11,126)	305,370	30,886	27,449
Other Foreign	438,935	(15,288)	423,647	68,546	23,017
Interarea Eliminations	(424,373)	424,373	-	(45,774)	-
	$1,927,474	$-	$1,927,474	$301,663	$300,192

Product Information

In thousands	2007	2006	2005

Original equipment	$947,524	$937,822	$716,798
Aftermarket	1,599,798	1,463,888	1,210,676
Total revenues	$2,547,322	$2,401,710	$1,927,474

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

21.	Subsidiary Guarantors

The following tables present condensed consolidated financial information for 2007, 2006, and 2005 for; (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes issued in November 2006, which include Joy Technologies Inc. and P&H Mining Equipment Inc. (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

Condensed Consolidated

Statement of Income

Fiscal Year Ended October 26, 2007

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$1,597,623	$1,565,100	$(615,401)	$2,547,322

Cost of sales	-	1,102,069	1,118,816	(500,251)	1,720,634

Product development, selling
and administrative expenses	29,234	173,974	155,330	-	358,538
Other income	-	31,109	(36,234)	-	(5,125)
Restructuring charges	-	-	-	-	-
Operating income (loss)	(29,234)	290,471	327,188	(115,150)	473,275

Intercompany items	(9,435)	(29,891)	(54,958)	94,284	-
Interest income (expense) - net	(29,045)	1,326	2,775	-	(24,944)
Loss on early retirement of debt	-	-	-	-	-
Income (loss) from continuing operations
before reorganization items	(67,714)	261,906	275,005	(20,866)	448,331

Reorganization items	(537)	-	1,265	-	728

Income (loss) from continuing operations
before income taxes and equity	(68,251)	261,906	276,270	(20,866)	449,059

Provision (benefit) for income taxes	(7,361)	135,471	41,165	-	169,275
Equity in income (loss) of subsidiaries	340,674	193,490	35,749	(569,913)	-

Net Income	$279,784	$319,925	$270,854	$(590,779)	$279,784

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

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

October 26, 2007

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

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

Condensed Consolidated

Balance Sheet

October 26, 2007

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36,614	$11,394	$125,240	$-	$173,248
Accounts receivable-net	-	228,080	338,714	(6,552)	560,242
Inventories	-	378,069	425,878	(76,587)	727,360
Other current assets	37,026	21,145	21,248	(2,474)	76,945
Total current assets	73,640	638,688	911,080	(85,613)	1,537,795

Property, plant and equipment-net	177	147,781	86,071	-	234,029
Intangible assets-net	-	68,998	10,718	-	79,716
Investment in affiliates	1,905,608	914,767	214,965	(3,035,340)	-
Intercompany accounts receivable-net	(864,779)	217,697	686,627	(39,545)	-
Deferred income taxes	248,139	-	-	-	248,139
Prepaid benefit costs	-	-	779	-	779
Other assets	1,898	16,463	16,084	-	34,445

Total assets	$1,364,683	$2,004,394	$1,926,324	$(3,160,498)	$2,134,903

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$-	$13	$227	$-	$240
Trade accounts payable	1,523	91,181	106,494	-	199,198
Employee compensation and benefits	7,803	25,849	25,838	-	59,490
Advance payments and progress billings	-	171,369	179,298	(26,565)	324,102
Accrued warranties	-	25,250	24,132	-	49,382
Other accrued liabilities	15,498	31,348	77,515	(3,234)	121,127
Total current liabilities	24,824	345,010	413,504	(29,799)	753,539

Long-term debt	395,152	149	956	-	396,257

Other non-current liabilities	220,713	12,472	27,928	-	261,113

Shareholders' equity (deficit)	723,994	1,646,763	1,483,936	(3,130,699)	723,994

Total liabilities and shareholders' equity (deficit)	$1,364,683	$2,004,394	$1,926,324	$(3,160,498)	$2,134,903

 >

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

Condensed Consolidated

Balance Sheet

October 28, 2006

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(1,270)	$24,970	$77,554	$-	$101,254
Accounts receivable-net	-	196,129	257,275	(21,974)	431,430
Inventories	-	375,128	309,159	(44,353)	639,934
Other current assets	32,273	7,046	15,938	-	55,257
Total current assets	31,003	603,273	659,926	(66,327)	1,227,875

Property, plant and equipment-net	235	134,004	70,772	-	205,011
Intangible assets-net	4,390	77,733	(2,295)	-	79,828
Investment in affiliates	1,523,484	672,059	160,845	(2,356,388)	-
Intercompany accounts receivable-net	(592,439)	98,255	509,836	(15,652)	-
Deferred income taxes	335,690	-	-	-	335,690
Prepaid benefit costs	12,724	-	56,664	-	69,388
Other assets	1,252	16,976	17,985	-	36,213

Total assets	$1,316,339	$1,602,300	$1,473,733	$(2,438,367)	$1,954,005

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$-	$11	$5,155	$-	$5,166
Trade accounts payable	3,399	103,929	92,793	-	200,121
Employee compensation and benefits	6,813	45,919	24,683	-	77,415
Advance payments and progress billings	-	96,219	97,238	(6,876)	186,581
Accrued warranties	-	20,057	18,872	-	38,929
Other accrued liabilities	(10,022)	60,075	66,774	(25,058)	91,769
Total current liabilities	190	326,210	305,515	(31,934)	599,981

Long-term obligations	97,048	161	936	-	98,145

Other non-current liabilities	299,472	12,113	24,665	-	336,250

Shareholders' equity (deficit)	919,629	1,263,816	1,142,617	(2,406,433)	919,629

Total liabilities and shareholders' equity (deficit)	$1,316,339	$1,602,300	$1,473,733	$(2,438,367)	$1,954,005

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

Condensed Consolidated

Statement of Cash Flows

Fiscal Year Ended October 26, 2007

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operations	$288,060	$22,489	$72,057	$(612)	$381,994

Investing Activities:
Acquisition of business, net of cash received	-	(3,872)	(9,314)	-	(13,186)
Property, plant and equipment acquired	-	(33,434)	(18,372)	612	(51,194)
Proceeds from the sale of property, plant and equipment	-	28	1,732	-	1,760
Other - net	(233)	1,223	(691)	-	299
Net cash (used) provided by investing activities	(233)	(36,055)	(26,645)	612	(62,321)

Financing Activities:
Exercise of stock options	11,936	-	-	-	11,936
Excess income tax benefit from exercise of stock options	7,102	-	-	-	7,102
Dividends paid	(66,158)	-	-	-	(66,158)
Purchase of treasury stock	(499,673)	-	-	-	(499,673)
Issuance of senior notes	394,874	-	-	-	394,874
Financing fees	(976)	-	-	-	(976)
Borrowings (payments) on long-term obligations, net	(97,048)	(10)	(381)	-	(97,439)
Increase (decrease) in short-term notes payable, net	-	-	(4,791)	-	(4,791)
Net cash (used) provided by financing activities	(249,943)	(10)	(5,172)	-	(255,125)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	7,446	-	7,446
Increase (Decrease) in Cash and Cash Equivalents	37,884	(13,576)	47,686	-	71,994
Cash and Cash Equivalents at Beginning of Period	(1,270)	24,970	77,554	-	101,254
Cash and Cash Equivalents at End of Period	$36,614	$11,394	$125,240	$-	$173,248

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

Condensed Consolidated

Statement of Cash Flows

Fiscal Year Ended October 28, 2006

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Consolidated

Net cash provided (used) by operations	$164,864	$163,024	$2,477	$330,365

Investing Activities:
Acquisition of business, net of cash received	-	(117,377)	-	(117,377)
Property, plant and equipment acquired	(94)	(29,967)	(19,005)	(49,066)
Proceeds from the sale of property, plant and equipment	-	2,655	8,427	11,082
Other - net	(360)	951	18	609
Net cash (used) provided by investing activities	(454)	(143,738)	(10,560)	(154,752)

Financing Activities:
Exercise of stock options	14,125	-	-	14,125
Excess income tax benefit from exercise of stock options	20,732	-	-	20,732
Dividends paid	(54,426)	-	-	(54,426)
Increase (decrease) in short-term notes payable, net	-	-	4,792	4,792
Borrowings (payments) on long-term obligations, net	97,000	(10)	(1,090)	95,900
Purchase of treasury stock	(295,538)	-	-	(295,538)
Net cash (used) provided by financing activities	(218,107)	(10)	3,702	(214,415)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	(3,861)	(3,861)
Increase (Decrease) in Cash and Cash Equivalents	(53,697)	19,276	(8,242)	(42,663)
Cash and Cash Equivalents at Beginning of Period	52,427	5,694	85,796	143,917
Cash and Cash Equivalents at End of Period	$(1,270)	$24,970	$77,554	$101,254

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2007

Condensed Consolidated

Statement of Cash Flows

Fiscal Year Ended October 29, 2005

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Consolidated

Net cash provided (used) by operations	$119,715	$29,997	$51,585	$201,297

Investing Activities:
Property, plant and equipment acquired	(26)	(28,671)	(10,056)	(38,753)
Proceeds from the sale of property, plant and equipment	-	2,559	(865)	1,694
Other - net	(367)	776	947	1,356
Net cash (used) provided by investing activities	(393)	(25,336)	(9,974)	(35,703)

Financing Activities:
Exercise of stock options	11,984	-	-	11,984
Dividends paid	(33,580)	-	-	(33,580)
Financing fees	(1,615)	-	-	(1,615)
Redemption of 8.75% Senior Subordinated Notes	(224,521)	-	-	(224,521)
Borrowings (payments) on long-term obligations, net	-	(48)	(769)	(817)
Increase (decrease) in short-term notes payable- net	-	-	(2,297)	(2,297)
Net cash (used) provided by financing activities	(247,732)	(48)	(3,066)	(250,846)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	(2,537)	(2,537)
Increase (Decrease) in Cash and Cash Equivalents	(128,410)	4,613	36,008	(87,789)
Cash and Cash Equivalents at Beginning of Period	180,837	1,081	49,788	231,706
Cash and Cash Equivalents at End of Period	$52,427	$5,694	$85,796	$143,917

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on the 21st day of December 2007.

JOY GLOBAL INC.

(Registrant)

/s/ Michael W. Sutherlin

Michael W. Sutherlin

President

And Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears above an asterisk below hereby constitutes and appoints Michael W. Sutherlin as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

-

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 2007.

Signature	Title

/s/ Michael W. Sutherlin	President and Chief Executive Officer
Michael W. Sutherlin

/s/ James H. Woodward, Jr.	Executive Vice President, Chief Financial Officer and Treasurer
James H. Woodward Jr.

/s/ Michael S. Olsen	Chief Accounting Officer
Michael S. Olsen

Chairman of the Board of Directors
John Nils Hanson*

Director
Steven L. Gerard*

Director
Ken C. Johnsen*

Director
Gale E. Klappa*

Director
Richard B. Loynd*

Director
P. Eric Siegert*

Director
James H. Tate*

December 21, 2007

By:	/s/ Michael W. Sutherlin
Michael W. Sutherlin, Attorney-in-fact

JOY GLOBAL INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Additions			Currency		Balance
	Beginning	Charged			Translation	Discontinued	at End
Classification	of Year	to Expense	Deductions	(1)	Effects	Operations	of Year

Allowance Deducted in Balance Sheet
from Accounts Receivable:
Fiscal 2007	$5,626	$(109)	$(1,655)		$108	$-	$3,970

Fiscal 2006	$5,795	$648	$(1,025)		$66	$142	$5,626

Fiscal 2005	$5,678	$1,259	$(944)		$11	$(209)	$5,795

(1) Represents write-off of bad debts, net of recoveries.
		Additions
	Balance at	Charged to	Allocated		Allocated	Allocated	Reclass to	Balance
	Beginning	Comprehensive	to Tax		to	to	L-T Deferred	at End
	of Year	Loss	Expense		Intangibles	APIC	Tax Assets	of Year

Allowance Deducted in Balance Sheet
from Deferred Tax Assets:
Fiscal 2007	$117,484	$-	$(1,281)		$-	$(513)	$(200)	$115,490

Fiscal 2006	$316,962	$-	$(110,399)		$-	$(82,806)	$(6,273)	$117,484

Fiscal 2005	$435,167	$-	$8,013		$(13,736)	$(100,088)	$(12,394)	$316,962