Form 10-Q
period 2008-02-01
JOY GLOBAL INC
filed 2008-03-07
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED February 1, 2008
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b -2 of the
Exchange Act. LARGE ACCELERATED FILER [ X ] ACCELERATED FILER ☐ NON-ACCELERATED FILER ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2008
Common Stock, $1 par value	107,937,379 shares

JOY GLOBAL INC.

FORM 10-Q -- INDEX

February 1, 2008

PART I. – FINANCIAL INFORMATION	PAGE No.

Item 1 – Financial Statements (unaudited):
Condensed Consolidated Statement of Income – Three Months
Ended February 1, 2008 and January 26, 2007	4

Condensed Consolidated Balance Sheet – February 1, 2008
and October 26, 2007	5

Condensed Consolidated Statement of Cash Flows – Three Months
Ended February 1, 2008 and January 26, 2007	6

Notes to Condensed Consolidated Financial Statements	7 – 22

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations	23 – 27

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	27

Item 4 – Controls and Procedures	28

PART II. – OTHER INFORMATION

Item 1 – Legal Proceedings	29

Item 1A – Risk Factors	29

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 – Defaults Upon Senior Securities	30

Item 4 – Submission of Matters to a Vote of Security Holders	30

Item 5 – Other Information	30

Item 6 –Exhibits	30

Signatures	31

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements are identified by forward-looking terms such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “may be,” “objective,” “plan,” “predict,” “will be,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, and the risks discussed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for our fiscal year ended October 26, 2007, and in other filings that we, from time to time, make with the SEC. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

See accompanying notes to consolidated financial statements

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Three Months Ended
	February 1,	January 26,
	2008	2007

Net sales	$640,329	$560,466
Costs and expenses:
Cost of sales	428,430	385,599
Product development, selling and administrative expenses	101,536	81,850
Other income	(808)	(965)

Operating income	111,171	93,982
Interest income	2,564	2,668
Interest expense	(6,814)	(7,110)
Reorganization items	(1,884)	(150)

Income from continuing operations before income taxes	105,037	89,390
Provision for income taxes	(35,126)	(29,725)

Income from continuing operations	69,911	59,665
Income from discontinued operations, net of taxes	1,141	-

Net income	$71,052	$59,665

Basic earnings per share:
Income from continuing operations	$0.65	$0.52
Income from discontinued operations	0.01	-
Net income	$0.66	$0.52

Diluted earnings per share:
Income from continuing operations	$0.64	$0.51
Income from discontinued operations	0.01	-
Net income	$0.65	$0.51

Dividends per share	$0.15	$0.15

Weighted average shares outstanding:
Basic	107,827	114,679
Diluted	108,975	116,049

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	February 1,	October 26,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$226,944	$173,248
Accounts receivable, net	552,601	560,242
Inventories	800,440	727,360
Other current assets	71,419	76,945
Total current assets	1,651,404	1,537,795

Property, plant and equipment, net	237,619	234,029
Intangible assets, net	78,576	79,716
Deferred income taxes	236,244	248,139
Prepaid benefit cost	1,910	779
Other assets	30,492	34,445
Total assets	$2,236,245	$2,134,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term obligations	$224	$240
Trade accounts payable	183,213	199,198
Employee compensation and benefits	54,031	59,490
Advance payments and progress billings	427,133	324,102
Accrued warranties	48,783	49,382
Other accrued liabilities	107,647	121,127
Total current liabilities	821,031	753,539

Long-term obligations	396,142	396,257
Accrued pension costs	174,870	173,559
Other	90,079	87,554

Total liabilities	1,482,122	1,410,909

Shareholders' equity	754,123	723,994

Total liabilities and shareholders' equity	$2,236,245	$2,134,903

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	February 1,	January 26,
	2008	2007
Cash flows from operating activities:
Net income	$71,052	$59,665
Non-cash items:
Income from discontinued operations	(1,141)	-
Depreciation and amortization	12,222	12,214
Amortization of financing fees and discounts	154	148
Decrease in deferred income taxes	(1,520)	(80)
Excess income tax benefit from exercise of stock options	(1,922)	(1,521)
Change in long-term accrued pension costs	1,133	5,655
Other, net	2,955	1,772
Changes in working capital items:
Decrease in accounts receivable, net	6,687	3,194
Increase in inventories	(83,937)	(38,800)
Increase in other current assets	(5,943)	(2,423)
Decrease in trade accounts payable	(14,946)	(43,050)
Decrease in employee compensation and benefits	(4,902)	(34,044)
Increase in advance payments and progress billings	105,007	6,229
Increase in other accrued liabilities	914	12,057

Net cash provided (used) by operating activities	85,813	(18,984)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	(8,551)
Property, plant and equipment acquired	(15,750)	(12,142)
Proceeds from the sale of business	9,868	-
Other, net	163	(52)

Net cash used by investing activities	(5,719)	(20,745)

Cash flows from financing activities:
Exercise of stock options	3,770	3,572
Excess income tax benefit from exercise of stock options	1,922	1,521
Dividends paid	(16,123)	(17,313)
Purchase of treasury stock	(11,911)	(359,704)
Issuance of senior notes	-	394,874
Financing fees	-	(976)
Payments on long-term obligations, net	(81)	(14,093)
Decrease in short-term notes payable	-	(1,486)

Net cash (used) provided by financing activities	(22,423)	6,395

Effect of exchange rate changes on cash and cash equivalents	(3,975)	2,179

Increase (Decrease) in Cash and Cash Equivalents	53,696	(31,155)
Cash and Cash Equivalents at Beginning of Period	173,248	101,254

Cash and Cash Equivalents at End of Period	$226,944	$70,099

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 1, 2008

(Unaudited)

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

These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 26, 2007. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

3.	Borrowings and Credit Facilities

Direct borrowings and capital lease obligations consisted of the following:

	February 1,	October 26,
In thousands	2008	2007

6.0% Senior Notes due 2016	$246,865	$246,797
6.625% Senior Notes to 2036	148,359	148,355
Capital leases	1,142	1,345
	396,366	396,497
Less: Amounts due within one year	(224)	(240)

Long-term Obligations	$396,142	$396,257

We have a $400.0 million unsecured revolving credit facility (“Credit Agreement”) which expires November 10, 2011. Outstanding borrowings bear interest equal to LIBOR plus the applicable margin (0.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) at our option. We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage. The Credit Agreement also restricts payments of dividends or other return of capital based on the consolidated leverage ratio. On February 1, 2008, we were in compliance with all financial covenants in the Credit Agreement and had no restriction on the payment of dividends or return of capital.

At February 1, 2008, no direct borrowings were outstanding under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $400.0 million credit limit, totaled $118.0 million. At February 1, 2008, there was $282.0 million available for borrowings under the Credit Agreement.

See Note 17 – Subsequent Events for information related to the second amendment to the Credit Agreement.

4.	Shareholders’ Equity

On November 20, 2007, our Board of Directors declared a cash dividend of $0.15 per outstanding share of common stock. The dividend was paid on December 19, 2007 to all stockholders of record at the close of business on December 5, 2007.

Under our share repurchase program, management is authorized to repurchase up to $1.0 billion in shares in the open market or through privately negotiated transactions until December 31, 2008. Through February 1, 2008, we have repurchased approximately $807.1 million of common stock, representing 17,445,212 shares, under the program, including approximately $11.9 million of common stock, representing 221,500 shares, during the quarter ended February 1, 2008.

Separate Statements of Shareholders’ Equity are not required to be presented for interim periods. However,

comprehensive income consisted of the following:

	Quarter Ended
	February 1,	January 26,
In thousands	2008	2007

Net income	$71,052	$59,665
Comprehensive income:
Minimum pension liability adjustment	2,953	-
Translation adjustments	(20,152)	10,013
Derivative fair value adjustments	(2,885)	1,368
Total comprehensive income	$50,968	$71,046

5.	Share Based Compensation

The total stock-based compensation expense we recognized for the quarter ended February 1, 2008 and January 26, 2007 was approximately $3.7 million and $2.3 million, respectively.

Stock Options

A summary of stock option activity under all plans is as follows:

		Weighted-Average	Aggregate
	Number of	Exercise Price	Intrinsic Value
	Options	per Share	(In Millions)

Outstanding at October 26, 2007	2,160,463	$25.20

Options granted	696,700	56.89
Options exercised	(197,513)	20.08
Options forfeited or cancelled	(12,860)	47.86

Outstanding at February 1, 2008	2,646,790	$33.81	$81.3
Exercisable at February 1, 2008	1,361,086	$19.62	$61.1

Restricted Stock Units

A summary of restricted stock unit activity under all plans is as follows:

		Weighted-Average
	Number of	Grant Date
	Units	Fair Value

Outstanding at October 26, 2007	400,759	$21.92

Units granted	53,400	56.87
Units earned from dividends	1,101	59.27
Units settled	(50,094)	11.65
Units deferred	(3,082)	11.64

Outstanding at February 1, 2008	402,084	$28.02

Performance Shares

A summary of performance share activity under all plans is as follows:

		Weighted-
		Average	Aggregate
	Number of	Grant Date	Intrinsic Value
	Shares	Fair Value	(In Millions)

Outstanding at October 26, 2007	268,345	$32.42

Shares granted	105,400	56.87
Shares distributed	(97,464)	11.53	$5.9
Shares deferred	(19,263)	11.53	$1.2
Shares forfeited	(458)	56.87

Shares not yet vested at February 1, 2008	256,560	$53.92

6.	Basic and Diluted Net Earnings Per Share

Basic net earnings per share is computed based on the weighted-average number of shares outstanding during each period. Diluted net earnings per share is computed based on the weighted-average number of ordinary shares during each period, plus dilutive potential shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.”

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
	February 1,	January 26,
In thousands except per share data	2008	2007
Numerator:
Income from continuing operations	$69,911	$59,665
Discontinued operations	1,141	-
Net income	$71,052	$59,665

Denominator:
Denominator for basic net income per share -
Weighted average shares	107,827	114,679
Effect of dilutive securities:
Stock options, restricted stock units and
performance shares	1,148	1,370
Denominator for diluted net income per share -
Adjusted weighted average shares and
assumed conversions	108,975	116,049

Basic earnings per share
Income from continuing operations	$0.65	$0.52
Discontinued operations	0.01	-
Net Income	$0.66	$0.52

Diluted earnings per share
Income from continuing operations	$0.64	$0.51
Discontinued operations	0.01	-
Net Income	$0.65	$0.51

7.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

		February 1, 2008		October 26, 2007
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
In thousands	Period	Amount	Amortization	Amount	Amortization
Finite lived other intangible assets:
Engineering Drawings	6 years	$2,900	$(725)	$2,900	$(604)
Customer Relationships	20 years	31,000	(3,014)	31,000	(2,519)
Backlog	1 year	5,990	(5,990)	5,990	(5,990)
Non-Compete Agreements	5 years	5,300	(1,590)	5,300	(1,325)
Patents	17 years	10,557	(5,036)	10,559	(4,886)
Unpatented Technology	35 years	1,147	(149)	1,147	(140)
Subtotal	16.0 years	56,894	(16,504)	56,896	(15,464)

Indefinite lived other intangible assets:
Trademarks		21,500	-	21,500	-
Pension		-	-	-	-
Subtotal		21,500	-	21,500	-

Total other intangible assets		$78,394	$(16,504)	$78,396	$(15,464)

Changes in the carrying amount of goodwill for the quarter ended February 1, 2008, are as follows:

In thousands	Underground Mining Machinery	Surface Mining Equipment

Balance as of October 26, 2007	$7,018	$9,766

Goodwill acquired during the period	-	-
Acquisition finalization	-	-
Translation adjustments	-	(98)

Balance as of February 1, 2008	$7,018	$9,668

Amortization expense was $1.0 million and $2.7 million for the quarter ended February 1, 2008 and January 26, 2007, respectively. Estimated future annual amortization expense is as follows:

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

We are currently in non-binding arbitration on retirement income matters in accordance with the memorandum of understanding within the 2004 contract agreement with the United Steelworkers of America (“Steelworkers”) at P&H Mining Equipment’s manufacturing facility in Milwaukee, Wisconsin. If a conclusion is not reached as part of the arbitration, expected in June 2008, the Steelworkers would be able to pursue a variety of options, one of which includes a work stoppage. Management is optimistic that this matter can be resolved without adverse impact on the business, but if not, we have plans to mitigate the significance of an unfavorable outcome.

In early 2008 we reached a three year agreement with union representation covering approximately 250 employees in Chile.

At February 1, 2008, we were contingently liable to banks, financial institutions and others for approximately $165.8 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. At February 1, 2008, there were $31.1 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of February 1, 2008, the nominal or face value of forward foreign exchange contracts to which we are a party, in absolute U.S. dollar equivalent terms, was $491.0 million.

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

9.	Inventories

Consolidated inventories consisted of the following:

	February 1,	October 26,
In thousands	2008	2007
Finished goods	$544,465	$508,045
Work in process and purchased parts	179,080	151,642
Raw materials	76,895	67,673
	$800,440	$727,360

10.	Warranties

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

The following table reconciles the changes in the Company's product warranty reserve:

	Quarter Ended
	February 1,	January 26,
In thousands	2008	2007
Balance, beginning of period	$49,382	$38,929
Accrual for warranty expensed during
the period	6,508	5,941
Settlements made during the period	(6,036)	(4,599)
Change in liability for pre-existing warranties
during the period, including expirations	127	95
Effect of foreign currency translation	(1,198)	622
Balance, end of period	$48,783	$40,988

11.	Reorganization Items

Reorganization items include income, expense and loss that were realized or incurred as a result of our reorganization under Chapter 11 of the Bankruptcy Code. We emerged from Chapter 11 of the Bankruptcy Code on July 12, 2001. For the quarter ended February 1, 2008 and January 26, 2007, the $1.9 million expense related to a claim settlement of $1.4 million and post emergence professional fees of $0.5 million. For the quarter ended January 26, 2007, the $0.2 million of reorganization expense represented post emergence professional fees.

12.	Retiree Benefits

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
	February 1,	January 26,	February 1,	January 26,
In thousands	2008	2007	2008	2007

Service cost	$5,283	$5,773	$160	$129
Interest cost	21,606	20,014	811	853
Expected return on assets	(23,841)	(21,781)	(51)	-
Amortization of:
Prior service cost	149	126	(41)	(49)
Actuarial loss	2,720	5,689	141	111
Net periodic benefit cost	$5,917	$9,821	$1,020	$1,044

13.	Income Taxes

As of October 27, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. As a result of this adoption, we recorded an additional tax liability of approximately $0.2 million to shareholders’ equity. As of October 27, 2007, net unrecognized tax benefits of approximately $17.4 million were recorded with approximately $21.7 million recorded in Other Non-Current Liabilities and $4.3 million recorded in Other Non-Current Assets. If recognized, all of the net unrecognized tax liabilities and assets would affect the effective tax rate.

Interest and penalties associated with unrecognized tax benefits have been historically recorded as part of the provision for income tax in the Consolidated Statement of Income. As of October 27, 2007, total interest and penalties of approximately $1.8 million were recorded as part of unrecognized tax benefits on the Consolidated Balance Sheet.

With respect to tax years subject to examination by the domestic taxing authorities, all years prior to and including fiscal 1999 are closed by statute with all subsequent years open due to the loss carryforward from fiscal 2000 and fiscal 2003 for U.S. Federal purposes. Additionally, due to the existence of tax loss carryforwards, the same relative period exists for U.S. State purposes although, in some instances, earlier years also remain open. From a non-domestic perspective, the major locations in which we conduct business are as follows: United Kingdom – fiscal 2006 forward is open for examination; South Africa – fiscal 2004 forward is open for examination; Australia – fiscal 1997 forward remains open due to tax loss carryforwards; and Canada – fiscal 2003 forward is open for examination. There are a number of smaller entities in other countries that generally have tax statutes of limitation ranging from 3 to 5 years.

14.	Segment Information

At February 1, 2008, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income (expense) or provision for income taxes. There are no significant intersegment sales. There has not been a material change in segment total assets from October 26, 2007.

	Quarter Ended
	February 1,	October 26,
In thousands	2008	2007

Net Sales
Underground Mining Machinery	$350,910	$327,121
Surface Mining Equipment	289,419	233,345
Consolidated Total	$640,329	$560,466

Operating Income
Underground Mining Machinery	$62,755	$58,126
Surface Mining Equipment	56,072	43,022
Total operations	118,827	101,148
Corporate	(7,656)	(7,166)
Consolidated Total	111,171	93,982
Interest income	2,564	2,668
Interest expense	(6,814)	(7,110)
Reorganization items	(1,884)	(150)
Income before income taxes	$105,037	$89,390

15.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a definition of fair value, establishes a framework for measuring fair value within GAAP, and expands disclosures about fair value measurements. SFAS 157 becomes effective for us beginning in fiscal 2009. We are currently evaluating the adoption of SFAS 157 to determine the effect on our financial statements and related disclosures.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the measurement at fair value of assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as of the acquisition date. SFAS 141(R) also requires that acquisition related costs and costs to restructure the acquiree be expensed as incurred. SFAS 141(R) becomes effective for us beginning in fiscal 2010.

16.	Discontinued Operations

In November 2005, we concluded the sale of the stock of The Horsburgh & Scott Co. (“H&S”), a wholly owned subsidiary, to members of the management team for cash and a note receivable of approximately $12.0 million. The gain on the sale of $1.8 million (pre-tax) was deferred until realizability was reasonably assured. During the quarter ended February 1, 2008, we collected the entire amount receivable and realized the deferred gain, net of taxes, as income from discontinued operations on the Condensed Consolidated Statement of Income.

17.	Subsequent Events

On February 14, 2008 we completed the previously announced acquisition of N.E.S. Investment Co. (“Parent”) and thereby its subsidiary, Continental Global Group, Inc. (“Continental”) a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications. The Continental acquisition further strengthens our ability to provide a more complete mining solution to our customers. We purchased all of the outstanding shares of the Parent for an aggregate amount of $270.0 million, which includes approximately $5.9 million of indebtedness assumed by us at closing. We are currently evaluating the fair value of the assets and liabilities acquired, including intangible assets.

The Continental acquisition was funded in part through available cash and credit resources and a new $175.0 million term loan supplement to our existing credit agreement (“second amendment”). The second amendment calls for quarterly principal payments of 2.5% of the initial term loan through October 31, 2011, and at which time the remaining outstanding principal equal to 62.5% of the initial term loan is due. Initial outstanding borrowings bear interest equal to the Base Rate. As part of the second amendment, we may request an increase to the term loan outstanding not to exceed $75.0 million. No changes were made to existing financial covenants.

18.	Subsidiary Guarantors

The following tables present condensed consolidated financial information as of and for the quarter ended February 1, 2008 and January 26, 2007 for; (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes issued in November 2006, which include Joy Technologies Inc. and P&H Mining Equipment Inc. (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidated

Statement of Income

Three Months Ended February 1, 2008

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$399,423	$394,618	$(153,712)	$640,329

Cost of sales	-	273,808	273,568	(118,946)	428,430

Product development, selling
and administrative expenses	7,638	47,221	46,677	-	101,536
Other income	-	10,467	(11,275)	-	(808)
Restructuring charges	-	-	-	-	-
Operating income (loss)	(7,638)	67,927	85,648	(34,766)	111,171

Intercompany items	(3,307)	(7,880)	(13,395)	24,582	-
Interest income (expense) - net	(5,991)	230	1,511	-	(4,250)
Reorganization items	(1,476)	-	(408)	-	(1,884)
Income (loss) from continuing operations
before income taxes and equity	(18,412)	60,277	73,356	(10,184)	105,037

(Provision) benefit for income taxes	7,089	(28,666)	(13,549)	-	(35,126)
Equity in income (loss) of subsidiaries	82,375	21,539	-	(103,914)	-

Income (loss) from continuing operations	71,052	53,150	59,807	(114,098)	69,911

Income from discontinued operations	-	1,141	-	-	1,141

Net income	$71,052	$54,291	$59,807	$(114,098)	$71,052

Condensed Consolidated

Statement of Income

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

Condensed Consolidated

Balance Sheet

February 1, 2008

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$75,486	$6,138	$145,320	$-	$226,944
Accounts receivable-net	-	202,706	352,983	(3,088)	552,601
Inventories	-	424,752	472,346	(96,658)	800,440
Other current assets	38,040	9,245	25,585	(1,451)	71,419
Total current assets	113,526	642,841	996,234	(101,197)	1,651,404

Property, plant and equipment-net	167	153,064	84,388	-	237,619
Intangible assets-net	-	71,832	6,744	-	78,576
Investment in affiliates	1,881,644	956,459	221,548	(3,059,651)	-
Intercompany accounts receivable-net	(839,345)	289,788	667,260	(117,703)	-
Deferred income taxes	236,244	-	-	-	236,244
Prepaid benefit costs	-	-	1,910	-	1,910
Other assets	1,816	14,607	14,069	-	30,492
Total assets	$1,394,052	$2,128,591	$1,992,153	$(3,278,551)	$2,236,245

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$-	$13	$211	$-	$224
Trade accounts payable	1,418	102,691	79,104	-	183,213
Employee compensation and benefits	8,152	25,251	20,628	-	54,031
Advance payments and progress billings	-	205,958	259,176	(38,001)	427,133
Accrued warranties	-	26,047	22,736	-	48,783
Other accrued liabilities	9,740	27,898	72,930	(2,921)	107,647
Total current liabilities	19,310	387,858	454,785	(40,922)	821,031

Long-term debt	395,224	152	766	-	396,142

Other non-current liabilities	225,395	12,341	27,213	-	264,949

Shareholders' equity (deficit)	754,123	1,728,240	1,509,389	(3,237,629)	754,123
Total liabilities and shareholders' equity (deficit)	$1,394,052	$2,128,591	$1,992,153	$(3,278,551)	$2,236,245

Condensed Consolidated

Balance Sheet

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

Condensed Consolidated

Statement of Cash Flows

Three Months Ended February 1, 2008

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operations	$61,391	$(4,926)	$29,348	$-	$85,813

Investing Activities:
Proceeds from the sale of business	-	9,868	-	-	9,868
Property, plant and equipment acquired	-	(10,328)	(5,422)	-	(15,750)
Proceeds from the sale of property, plant and equipment	-	-	156	-	156
Other - net	(177)	127	57	-	7
Net cash used by investing activities	(177)	(333)	(5,209)	-	(5,719)

Financing Activities:
Exercise of stock options	3,770	-	-	-	3,770
Excess income tax benefit from exercise of stock options	1,922	-	-	-	1,922
Dividends paid	(16,123)	-	-	-	(16,123)
Purchase of treasury stock	(11,911)	-	-	-	(11,911)
Issuance of senior notes	-	-	-	-	-
Financing fees	-	-	-	-	-
Borrowings (payments) on long-term obligations, net	-	3	(84)	-	(81)
Increase (decrease) in short-term notes payable, net	-	-	-	-	-
Net cash (used) provided by financing activities	(22,342)	3	(84)	-	(22,423)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	(3,975)	-	(3,975)
Increase (Decrease) in Cash and Cash Equivalents	38,872	(5,256)	20,080	-	53,696
Cash and Cash Equivalents at Beginning of Period	36,614	11,394	125,240	-	173,248
Cash and Cash Equivalents at End of Period	$75,486	$6,138	$145,320	$-	$226,944

Condensed Consolidated

Statement of Cash Flows

Three Months Ended January 26, 2007

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$(9,770)	$(13,754)	$4,540	$-	$(18,984)

Investing Activities:
Acquisition of business, net of cash received	-	(97)	(8,454)	-	(8,551)
Property, plant and equipment acquired	-	(8,400)	(3,742)	-	(12,142)
Other - net	(83)	235	(204)	-	(52)
Net cash used by investing activities	(83)	(8,262)	(12,400)	-	(20,745)

Financing Activities:
Exercise of stock options	3,572	-	-	-	3,572
Excess income tax benefit from exercise of stock options	1,521	-	-	-	1,521
Dividends paid	(17,313)	-	-	-	(17,313)
Purchase of treasury stock	(359,704)	-	-	-	(359,704)
Issuance of senior notes	394,874	-	-	-	394,874
Financing fees	(976)	-	-	-	(976)
Borrowings (payments) on long-term obligations, net	(14,000)	5	(98)	-	(14,093)
Decrease in short-term notes payable, net	-	-	(1,486)	-	(1,486)
Net cash (used) provided by financing activities	7,974	5	(1,584)	-	6,395

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	2,179	-	2,179
Decrease in Cash and Cash Equivalents	(1,879)	(22,011)	(7,265)	-	(31,155)
Cash and Cash Equivalents at Beginning of Period	(1,270)	24,970	77,554	-	101,254
Cash and Cash Equivalents at End of Period	$(3,149)	$2,959	$70,289	$-	$70,099

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

Operating results during the first quarter of fiscal 2008 represent the continued growth of international commodity markets combined with signs of recovery in U.S. coal markets. Net sales for the first quarter of fiscal 2008 totaled $640.3 million compared with $560.5 million in the first quarter of fiscal 2007. Aftermarket revenue grew by 18% in the quarter while original equipment grew by 9%. Operating income totaled $111.2 million in the first quarter fiscal 2008 compared to $94.0 million in the prior year first quarter. Net income increased to $71.1 million in the quarter as compared to $59.7 million in the first quarter fiscal 2007.

Results of Operations

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	February 1,	January 26,	$	%
In thousands	2008	2007	Change	Change

Net Sales
Underground Mining Machinery	$350,910	$327,121	$23,789	7.3%
Surface Mining Equipment	289,419	233,345	56,074	24.0%
Total	$640,329	$560,466	$79,863	14.2%

The increase in net sales for underground mining machinery in the first quarter of 2008 was the result of a $1.7 million increase in original equipment shipments and a $22.1 million increase in the sale of aftermarket products. Increased original equipment sales were reported in emerging markets served out of the United Kingdom, China and South Africa offset by decreased sales in United States and Australia. In the emerging markets served out of the United Kingdom, $38.4 million of the original equipment sales was due to a roof support system in the first quarter of fiscal 2008. Aftermarket sales increased by $13.6 million and $5.9 million in China and Australia, respectively on continued global demand for coal.

The increase in net sales for surface mining equipment in the first quarter was the result of a $19.5 million increase in original equipment and a $36.6 million increase in aftermarket parts and service. The market for original equipment continues to remain strong globally. During the 2008 quarter, original equipment sales were particularly strong in the United States, Chile, China and Canada due to the continued strength in the demand for coal, copper and oil. Aftermarket sales increased in the United States, Canada and Chile by $22.5 million, $10.1 million and $9.0 million, respectively, on continued global demand for copper, oil and coal. All other markets showed modest to flat aftermarket results versus the prior year, primarily due to timing of shipments.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	February 1, 2008		January 26, 2007
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Operating income (loss):
Underground Mining Machinery	$62,755	17.9%	$58,126	17.8%
Surface Mining Equipment	56,072	19.4%	43,022	18.4%
Corporate Expense	(7,656)		(7,166)
Total	$111,171	17.4%	$93,982	16.8%

Operating income as a percentage of net sales for Underground Mining Machinery increased from 17.8% in the first quarter of 2007 to 17.9% in the first quarter of 2008. The increase in operating profit was due to increased sales volume and $3.6 million less purchase accounting amortization related to the Stamler acquisition offset by increased product development, selling and administrative expenses of $7.9 million and increased incentive compensation expense of $1.7 million.

Operating income as a percentage of net sales for Surface Mining Equipment increased from 18.4% in the first quarter of 2007 to 19.4% in the first quarter of 2008. The increase in operating profit was due to increased sales volume and a more favorable mix of original equipment and aftermarket products offset by increased product development, selling and administrative expenses of $10.8 million.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $101.5 million, or 15.9% of sales, in the first quarter of fiscal 2008, as compared to $81.9 million, or 14.6% of sales, in the first quarter of fiscal 2007. Increased product development, selling and administrative expense was attributable to strategic operational initiatives, including expanded local infrastructures, $3.6 million of higher selling expenses related to increased business activity and the development of emerging markets, $3.2 million of foreign exchange rate expense and $4.0 million in incentive based compensation expense.

Provision for Income Taxes

Income tax expense from continuing operations for the first quarter of fiscal 2008 increased to $35.1 million as compared to $29.7 million in the first quarter of fiscal 2007. These income tax provisions represented effective income tax rates for the first quarters of fiscal 2008 and 2007 of 33%. The primary drivers of the effective income tax rate in comparison to the Statutory rate of 35% for both quarters was a mix of earnings and tax incentives/credits offset by U.S. state income taxes.

A review of income tax valuation reserves was performed as part of the analysis of the first quarter of fiscal 2008 and 2007 income tax provisions, respectively, and no discrete adjustments were warranted for either period.

Cash taxes paid for the first quarter of fiscal 2008 were $21.6 million compared to $15.3 million in the first quarter of fiscal 2007. This increase in cash taxes paid was primarily due to increased foreign taxes year over year caused by increases in profitability and decreased benefits from net operating loss carryforwards.

Bookings and Backlog

Bookings for the first quarter of fiscal 2008 were approximately $870.0 million compared to bookings of $565.4 million in the first quarter of fiscal 2007. Orders in the first quarter of fiscal 2008 for original equipment increased 97% primarily due to powered roof support and armored face conveyor demand in Australia, Russia and China and increased U.S. orders of continuous miners and shuttle cars. Aftermarket orders increased by 28% in the quarter on continued strength across all surface mining equipment and underground mining machinery markets reflecting the high utilization levels of the current installed base of equipment.

Due to the continued strength of all surface mining markets, international underground mining markets and the increased activity in the underground U.S. coal market, backlog as of February 1, 2008 increased to $1.9 billion from $1.6 billion at October 26, 2007.

Liquidity and Capital Resources

The following table summarizes the major components of our working capital as of the quarters ended February 1, 2008 and October 26, 2007, respectively:

	February 1,	October 26,
In millions	2008	2007
Cash and cash equivalents	$226.9	$173.2
Accounts receivable	552.6	560.2
Inventories	800.4	727.4
Other current assets	71.5	77.0
Short-term debt	(0.2)	(0.2)
Accounts payable	(183.2)	(199.2)
Employee compensation and benefits	(54.0)	(59.5)
Advance payments and progress billings	(427.1)	(324.1)
Accrued warranties	(48.8)	(49.4)
Other current liabilities	(107.7)	(121.1)

Working Capital	$830.4	$784.3

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

We continue to anticipate that capital spending will be 3.5% to 4.0% of sales primarily due to a number of programs to increase our manufacturing capacity and to continue the expansion of our aftermarket service capabilities.

Expansion efforts continued at our surface mining operations during the quarter. Efforts continued on a $50.0 million expansion in proprietary component machining capabilities for P&H Mining at our Tianjin, China campus, with start-up being projected in spring 2008, with full production targeted for 2009. The next phase of our expansion will be an approximately 150,000 square foot facility in Tianjin, China and will give us further transmission assembly capabilities. We also continue to expand outsourcing arrangements for certain non-proprietary P&H components, such as large fabrications, in areas of the world in which the products are ultimately destined.

During the first quarter of fiscal 2008, cash provided by operating activities was $85.8 million compared to cash used by operating activities of $19.0 million during the first quarter of fiscal 2007. Cash provided by operating activities in fiscal 2008 was mainly impacted by the collection of advance payments at both segments. Lower incentive compensation payouts and timing of accounts payable payments in the first quarter of fiscal 2008 also contributed to the cash generated by operating activities. The increase was offset by increasing inventory levels related to the development of emerging markets and increased business activity.

During the first quarter of fiscal 2008 cash used by investing activities was $5.7 million compared to cash used by investing activities of $20.7 million during the first quarter of fiscal 2007. Proceeds from the collection of a note receivable related to the fiscal 2006 sale of The Horsburgh & Scott Company of $9.9 million were collected in the first quarter of fiscal 2008. The fiscal 2007 cash used by investing activities included the $8.6 million acquisition of a repair and rebuild facility in Australia during the first quarter of fiscal 2007.

During the first quarter of fiscal 2008 cash used by financing activities was $22.4 million compared to cash provided by financing activities of $6.4 million in the first quarter fiscal 2007. Fiscal 2008 cash used by financing activities mainly consisted of $11.9 million of cash used as part of the share repurchase program and $16.1 million of quarterly dividend payments.

Under our share repurchase program, management is authorized to repurchase shares of the Company’s common stock up to $1.0 billion in shares in the open market or through privately negotiated transactions until December 31, 2008. Through February 1, 2008, we have repurchased approximately $807.1 million of common stock, representing 17,445,212 shares, under the program including approximately $11.9 million of common stock, representing 221,500 shares, during the quarter ended February 1, 2008.

On November 20, 2007, our Board of Directors declared a cash dividend of $0.15 per outstanding share of common stock. The dividend was paid on December 19, 2007 to all stockholders of record at the close of business on December 5, 2007.

Continental Acquisition

On February 14, 2008 we completed the previously announced acquisition of N.E.S. Investment Co. (“Parent”) and thereby its subsidiary, Continental Global Group, Inc. (“Continental”) a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications. The Continental acquisition further strengthens our ability to provide a more complete mining solution to our customers. We purchased all of the outstanding shares of the Parent for an aggregate amount of $270.0 million, which includes approximately $5.9 million of indebtedness assumed by Joy Global at closing. The purchase price was funded in part through available cash and credit resources and a new $175.0 million term loan supplement to our existing credit facility (“Second Amendment”). We are currently evaluating the fair value of the assets and liabilities acquired, including intangible assets.

The Second Amendment calls for quarterly principal payments of 2.5% of the initial term loan through October 31, 2011, and at which time the remaining outstanding principal equal to 62.5% of the initial term loan is due. Initial outstanding borrowings bear interest equal to the Base Rate. As part of the Second Amendment, we may request an increase to the term loan outstanding not to exceed $75.0 million. No changes were made to existing financial covenants.

Financial Condition

As of the end of the first quarter fiscal 2008, we had $226.9 million in cash and cash equivalents and $282.0 million available for borrowings under the Credit Agreement. Our primary cash requirements include working capital, capital expenditures, dividends and share repurchases. We will also continue to evaluate potential acquisitions. Target acquisitions would include “bolt-on” businesses which would be mining related product line additions or service extensions or “third leg” businesses that would provide a strong branded, highly engineered product with the platform for our life-cycle management strategy and provide a solid base for growth potential. Based upon our current level of operations, we believe that cash flows from operations, together with available borrowings under the Credit Agreement, inclusive of the Second Amendment to our Credit Agreement, will be adequate to meet our anticipated future cash requirements.

Off-Balance Sheet Arrangements

We lease various assets under operating leases. No significant changes to lease commitments have occurred since our fiscal year ended October 26, 2007. We have no other off-balance sheet arrangements, other than noted in Note 8 to the Condensed Consolidated Financial Statements.

Critical Accounting Estimates, Assumptions and Policies

Our discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to bad debts, excess inventory, warranty, intangible assets, income taxes, and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

We believe our accounting policies for revenue recognition, inventories, intangible assets, accrued warranties, pension and postretirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 26, 2007 for a discussion of these policies. There were no material changes to these policies during the first quarter of fiscal 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As more fully described in our Annual Report on Form 10-K for the year ended October 26, 2007, we are exposed to various types of market risks, primarily foreign currency risks. We monitor our risks in this area on a continuous basis and generally enter into forward foreign currency contracts to minimize these exposures for periods of less than one year. We do not engage in speculation in our derivative strategies. Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged.

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

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended February 1, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

No change.

Item 1A.  Risk Factors

During the quarter ended February 1, 2008, there were no material changes from the risk factors disclosed in our Item 1A of our Annual Report on Form 10-K for the fiscal year ended October 26, 2007. Except as set forth below, there have been no material changes from the risk factors disclosed in our Form 10-K since the end of our most recently completed fiscal quarter.

We may not be able to integrate the acquisition of Continental successfully, which may have a material adverse impact on our ability to realize anticipated synergies from the acquisition and our future growth and operating performance.

On February 14, 2008, we completed the acquisition of N.E.S. Investment Co. and its subsidiary, Continental Global Group. The successful integration of Continental will require substantial attention from our management team. The diversion of management attention and any other difficulties we encounter in the integration process could have a material adverse effect on our ability to realize anticipated cost savings and synergies from the acquisition. Difficulties that arise integrating Continental may also have a material adverse effect on our future growth and results of operations. We cannot provide any assurance that we will be able to integrate the operations of Continental successfully, that we will be able to fully realize anticipated synergies from the acquisition, or that we will be able to operate Continental’s business successfully.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	We made the following purchases of our common stock, par value $1.00 per share, during the period covered by this report:

				Maximum Approximate
				Dollar Value of Shares
			Total Number of Shares	that May Yet Be
			Purchased as Part of	Purchased Under the
	Total Number of	Average Price	Publicly Announced	Plans or Programs
Period	Shares Purchased	Paid per Share	Plans or Programs	(in millions)*

October 27, 2007 to	221,500	$53.77	221,500	$192.9
November 26, 2007

November 27, 2007 to	-	$-	-	$192.9
December 26, 2007

December 27, 2007 to	-	$-	-	$192.9
January 24, 2008

*All purchases were made under our stock repurchase plan announced on May 31, 2005, which originally authorized the repurchase of $300.0 million in common stock. On September 12, 2006, the stock repurchase plan was increased to a level of $1.0 billion and extended until the end of calendar 2008.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

2.1

Purchase Agreement by and among Joy Global Inc., NES Group, Inc. and N.E.S. Investment Co. (incorporated by reference to exhibit 2.1 to current report of Joy Global Inc. on Form 8-K dated January 11, 2008, File No. 01-9299)

10.1

Second Amendment to Credit Agreement dated as of February 14, 2008 and entered into among Joy Global Inc., as Borrower, the lenders listed therein, as Lenders, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to current report of Joy Global Inc. on Form 8-K dated February 19, 2008, File No. 01-9299).

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOY GLOBAL INC
(Registrant)

/s/ James H. Tate

Date March 7, 2008	James H. Tate
Chief Financial Officer

/s/ Michael S. Olsen

Date March 7, 2008	Michael S. Olsen
Vice President and
Chief Accounting Officer