Form 10-Q
period 2008-05-02
JOY GLOBAL INC
filed 2008-05-30
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 2, 2008
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

Class	Outstanding at May 27, 2008
Common Stock, $1 par value	108,255,448 shares

JOY GLOBAL INC.

FORM 10-Q -- INDEX

May 2, 2008

PART I. – FINANCIAL INFORMATION	PAGE No.

Item 1 – Financial Statements (unaudited):
Condensed Consolidated Statement of Income –
Quarter and Six Months Ended May 2, 2008 and April 27, 2007	4

Condensed Consolidated Balance Sheet – May 2, 2008
and October 26, 2007	5

Condensed Consolidated Statement of Cash Flows –
Six Months Ended May 2, 2008 and April 27, 2007	6

Notes to Condensed Consolidated Financial Statements	7 – 28

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations	29 – 38

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	38

Item 4 – Controls and Procedures	38

PART II. – OTHER INFORMATION

Item 1 – Legal Proceedings	39

Item 1A – Risk Factors	39

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3 – Defaults Upon Senior Securities	40

Item 4 – Submission of Matters to a Vote of Security Holders	40

Item 5 – Other Information	41

Item 6 –Exhibits	41

Signatures	42

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

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Quarter Ended		Six Months Ended
	May 2,	April 27,	May 2,	April 27,
	2008	2007	2008	2007

Net sales	$843,133	$629,162	$1.483,462	$1,189,628
Costs and expenses:
Cost of sales	620,907	419,990	1,049,337	805,589
Product development, selling and
administrative expenses	107,953	89,013	209,489	170,863
Other (income) expense	18	(1,418)	(790)	(2,383)

Operating income	114,255	121,577	225,426	215,559
Interest income	3,080	1,176	5,644	3,844
Interest expense	(8,635)	(9,219)	(15,449)	(16,329)
Reorganization items	(292)	(130)	(2,176)	(280)

Income from continuing operations before income taxes	108,408	113,404	213,445	202,794
Provision for income taxes	(36,300)	(35,825)	(71,426)	(65,550)

Income from continuing operations	72,108	77,579	142,019	137,244
Income from discontinued operations, net of taxes	-	-	1,141	-

Net income	$72,108	$77,579	$143,160	$137,244

Basic earnings per share:
Income from continuing operations	$0.67	$0.71	$1.32	$1.22
Income from discontinued operations	-	-	.01	-
Net income	$0.67	$0.71	$1.33	$1.22

Diluted earnings per share:
Income from continuing operations	$0.66	$0.70	$1.30	$1.21
Income from discontinued operations	-	-	.01	-
Net income	$0.66	$0.70	$1.31	$1.21

Dividends per share	$0.15	$0.15	$0.30	$0.30

Weighted average shares outstanding:
Basic	108,255	109,420	108,041	112,049
Diluted	109,268	110,719	109,121	113,384

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	May 2,	October 26,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$233,334	$173,248
Accounts receivable, net	652,861	560,242
Inventories	859,092	727,360
Other current assets	92,943	76,945
Total current assets	1,838,230	1,537,795

Property, plant and equipment, net	284,993	234,029
Intangible assets, net	334,705	79,716
Deferred income taxes	236,091	248,139
Prepaid benefit cost	8,604	779
Other assets	31,560	34,445
Total assets	$2,734,183	$2,134,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term obligations	$19,357	$240
Trade accounts payable	253,963	199,198
Employee compensation and benefits	75,623	59,490
Advance payments and progress billings	472,313	324,102
Accrued warranties	49,821	49,382
Other accrued liabilities	121,832	121,127
Total current liabilities	992,909	753,539

Long-term obligations	567,312	396,257
Accrued pension costs	177,505	173,559
Other	166,550	87,554

Total liabilities	1,904,276	1,410,909

Shareholders' equity	829,907	723,994

Total liabilities and shareholders' equity	$2,734,183	$2,134,903

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	May 2,	April 27,
	2008	2007
Cash flows from operating activities:
Net income	$143,160	$137,244
Non-cash items:
Income from discontinued operations	(1,141)	-
Depreciation and amortization	35,899	24,229
Amortization of financing fees and discounts	410	307
(Increase) decrease in deferred income taxes	(4,612)	99
Excess income tax benefit from exercise of stock options	(8,989)	(3,466)
Change in long-term accrued pension costs	(2,073)	11,773
Other, net	7,089	(3,160)
Changes in working capital:
Increase in accounts receivable, net	(30,998)	(2,209)
Increase in inventories	(95,660)	(87,339)
Increase in other current assets	(1,952)	(4,336)
Increase (decrease) in trade accounts payable	14,807	(22,030)
Increase (decrease) in employee compensation and benefits	7,229	(29,162)
Increase in advance payments and progress billings	140,699	5,676
Increase (decrease) in other accrued liabilities	(11,332)	32,539

Net cash provided by operating activities	192,536	60,165

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(255,239)	(10,601)
Property, plant and equipment acquired	(38,479)	(23,805)
Proceeds from the sale of business	9,868	-
Other, net	(1,305)	217

Net cash used by investing activities	(285,155)	(34,189)

Cash flows from financing activities:
Exercise of stock options	12,914	7,394
Excess income tax benefit from exercise of stock options	8,989	3,466
Dividends paid	(32,312)	(33,680)
Purchases of treasury stock	(17,089)	(434,413)
Issuance of senior notes	-	394,874
Financing fees	(1,495)	(976)
Borrowings on long-term obligations, net	186,938	27,800
Decrease in short-term notes payable	(2,909)	(3,564)

Net cash provided (used) by financing activities	155,036	(39,099)

Effect of exchange rate changes on cash and cash equivalents	(2,331)	3,513

Increase (Decrease) in Cash and Cash Equivalents	60,086	(9,610)
Cash and Cash Equivalents at Beginning of Period	173,248	101,254

Cash and Cash Equivalents at End of Period	$233,334	$91,644

See accompanying notes to consolidated financial statements

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 2, 2008

(Unaudited)

1.	Description of Business

Joy Global Inc. is the world's leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands and other minerals. We operate in three business segments: underground mining machinery (Joy Mining Machinery or “Joy”); surface mining equipment (P&H Mining Equipment or “P&H”) and Crushing & Conveying (“C&C”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. C&C is a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications and both surface and underground crushing equipment.

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

3.	Borrowings and Credit Facilities

Direct borrowings and capital lease obligations consisted of the following:

	May 2,	October 26,
In thousands	2008	2007

6.0% Senior Notes due 2016	$246,933	$246,797
6.625% Senior Notes to 2036	148,364	148,355
Term Loan	187,325	-
Capital leases and Other	4,047	1,345
	586,669	396,497
Less: Amounts due within one year	(19,357)	(240)

Long-term Obligations	$567,312	$396,257

We have a $400.0 million unsecured revolving credit facility (“Credit Agreement”) which expires November 10, 2011. Outstanding borrowings bear interest equal to LIBOR plus the applicable margin (0.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.50%) at our option. We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage. The Credit Agreement also restricts payments of dividends or other return of capital based on the consolidated leverage ratio. At May 2, 2008, we were in compliance with all financial covenants in the Credit Agreement and had no restriction on the payment of dividends or return of capital.

At May 2, 2008, there were $16.7 million outstanding direct borrowings under the Credit Agreement at an interest rate of 5.25%. Outstanding letters of credit issued under the Credit Agreement, which count toward the $400.0 million credit limit, totaled $144.3 million. At May 2, 2008, there was $239.0 million available for borrowings under the Credit Agreement.

The Continental acquisition was funded in part through a new $175.0 million term loan supplement to our existing Credit Agreement (“Second Amendment”). The Second Amendment calls for quarterly principal payments of 2.5% of the initial term loan through October 31, 2011, at which time the remaining outstanding principal equal to 62.5% of the initial term loan is due. Initial outstanding borrowings bear interest equal to the Base Rate. As part of the Second Amendment, we may request an increase to the term loan outstanding not to exceed $75.0 million. No changes were made to existing financial covenants.

4.	Shareholders’ Equity

On February 25, 2008, our Board of Directors declared a cash dividend of $0.15 per outstanding share of common stock. The dividend was paid on March 19, 2008 to all shareholders of record at the close of business on March 5, 2008.

Under our share repurchase program, management is authorized to repurchase up to $1.0 billion in shares in the open market or through privately negotiated transactions until December 31, 2008. During the quarter ended May 2, 2008, we repurchased approximately $5.2 million of common stock, representing 75,700 shares. During the six months ended May 2, 2008, we have repurchased approximately $17.1 million of common stock, representing 297,200 shares. As of May 2, 2008, we have repurchased approximately $812.3 million of common stock, representing 17,520,912 shares under our currently authorized share repurchase program.

Comprehensive income consisted of the following:

	Quarter Ended		Six Months Ended
	May 2,	April 27,	May 2,	April 27,
In thousands	2008	2007	2008	2007

Net income	$72,108	$77,579	$143,160	$137,244
Other comprehensive income (loss):
Pension & postretirement adjustments	2,953	-	5,906	-
Translation adjustments	3,446	7,732	(16,706)	17,745
Derivative fair value adjustments	(191)	(1,010)	(3,076)	358
Total other comprehensive income	6,208	6,722	(13,876)	18,103
Total comprehensive income	$78,316	$84,301	$129,284	$155,347

5.	Share-Based Compensation

The total share-based compensation expense we recognized for the six months ended May 2, 2008 and April 27, 2007 was approximately $6.6 million and $5.3 million, respectively. The total share-based compensation expense we recognized for the quarter ended May 2, 2008 and April 27, 2007 was approximately $2.9 million and $3.0 million, respectively.

During the quarter ended May 2, 2008, 3,890 deferred performance shares and 22,777 deferred restricted stock units were issued.

Stock Options

A summary of stock option activity under all plans is as follows:

		Weighted-Average	Aggregate
	Number of	Exercise Price	Intrinsic
In thousands, except per share amounts	Options	per Share	Value

Outstanding at October 26, 2007	2,160,463	$25.20

Options granted	701,700	57.02
Options exercised	(651,370)	19.83
Options forfeited or cancelled	(52,860)	50.65

Outstanding at May 2, 2008	2,157,933	$36.54	$87.2
Exercisable at May 2, 2008	918,396	$20.12	$52.2

6.	Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted-average number of shares outstanding during each period. Diluted net income per share is computed based on the weighted-average number of ordinary shares during each period, plus dilutive potential shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.”

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
	May 2,	April 27,	May 2,	April 27,
In thousands except per share data	2008	2007	2008	2007
Numerator:

Income from continuing operations	$72,108	$77,579	$142,019	$137,244
Discontinued operations	-	-	1,141	-
Net income	$72,108	$77,579	$143,160	$137,244

Denominator:
Denominator for basic net income per share -
Weighted average shares	108,255	109,420	108,041	112,049
Effect of dilutive securities:
Stock options, restricted stock units and
performance shares	1,013	1,299	1,080	1,335
Denominator for diluted net income per share -
Adjusted weighted average shares and
assumed conversions	109,268	110,719	109,121	113,384

Basic earnings per share
Income from continuing operations	$0.67	$0.71	$1.32	$1.22
Discontinued operations	-	-	0.01	-
Net Income	$0.67	$0.71	$1.33	$1.22

Diluted earnings per share
Income from continuing operations	$0.66	$0.70	$1.30	$1.21
Discontinued operations	-	-	0.01	-
Net Income	$0.66	$0.70	$1.31	$1.21

7.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

		May 2, 2008		October 26, 2007
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
In thousands	Period	Amount	Amortization	Amount	Amortization
Finite lived other intangible assets:
Engineering drawings	6 years	$2,900	$(846)	$2,900	$(604)
Customer relationships	20 years	105,200	(4,282)	31,000	(2,519)
Backlog	1 year	15,089	(9,500)	5,990	(5,990)
Non-compete agreements	5 years	5,800	(1,855)	5,300	(1,325)
Patents	17 years	21,207	(5,360)	10,559	(4,886)
Unpatented technology	35 years	1,147	(158)	1,147	(140)
Subtotal	17 years	151,343	(22,001)	56,896	(15,464)

Indefinite lived other intangible assets:
Trademarks		75,400	-	21,500	-

Total other intangible assets		$226,743	$(22,001)	$78,396	$(15,464)

Changes in the carrying amount of goodwill from October 26, 2007 are as follows:

In thousands	Underground Mining Machinery	Surface Mining Equipment	Crushing & Conveying

Balance as of October 26, 2007	$7,018	$9,766	$-

Goodwill acquired during the period	-	-	-
Acquisition finalization	-	-	-
Translation adjustments	-	(98)	-

Balance as of February 1, 2008	$7,018	$9,668	$-

Goodwill acquired during the period	-	-	112,767
Acquisition finalization	-	-	-
Translation adjustments	-	399	111

Balance as of May 2, 2008	$7,018	$10,067	$112,878

Amortization expense was $5.5 million and $2.6 million for the three months ended May 2, 2008 and April 27, 2007, respectively and $6.5 million and $5.3 million for the six months ended May 2, 2008 and April 27, 2007, respectively. Estimated annual amortization expense is as follows:

In thousands
For the fiscal year ending:
2008	$16,193
2009	8,416
2010	8,248
2011	7,903
2012	6,933

8.	Contingent Liabilities

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

We are currently in non-binding arbitration on retirement income matters in accordance with the memorandum of understanding within the 2004 contract agreement with the United Steelworkers of America (“Steelworkers”) at P&H Mining Equipment’s manufacturing facility in Milwaukee, Wisconsin. On May 28, 2008 we received the arbitrator’s non-binding recommendation which we are currently evaluating its impact. We will continue discussions with the Steelworkers to come to a reasonable settlement. If a settlement is not reached, the Steelworkers would be able to pursue a variety of options, one of which includes a work stoppage. Management is optimistic that this matter can be resolved without adverse impact on the business, but if not, we have plans to mitigate the significance of an unfavorable outcome.

In the second quarter of fiscal 2008, we recorded a $21.0 million charge related to the termination of a maintenance and repair contract. The contract covers equipment that includes a dragline delivered in 1996 and includes provisions that mitigate the customer’s risk associated with buying the first of the 9020-model dragline. The charge includes the write-off of related assets plus anticipated transition costs. The charge was recorded in the second quarter based on the status of termination negotiations related to the contract. The liability was determined in accordance with SFAS No. 5, “Accounting for Contingencies,” and the exposure to additional loss is not deemed material. The termination of the contract is expected to be finalized in the third quarter of fiscal 2008.

At May 2, 2008, we were contingently liable to banks, financial institutions and others for approximately $188.9 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Included in the amount were $27.9 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of May 2, 2008, the nominal or face value of forward foreign exchange contracts to which we are a party, in U.S. dollar equivalent terms, was $507.5 million.

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

9.	Continental Acquisition

On February 14, 2008 we completed the acquisition of N.E.S. Investment Co. including its subsidiary, Continental Global Group, Inc. (collectively “Continental”) a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications. The results of operations for Continental have been included in the accompanying consolidated financial statements from that date forward. The Continental acquisition further strengthens our ability to provide a more complete mining solution to our customers.

We purchased all of the outstanding shares of Continental for an aggregate amount of $252.1 million, which is net of approximately $5.9 million of indebtedness assumed by us at closing and $12.0 million of cash acquired. We also incurred $1.9 million of direct acquisition costs related to the acquisition.

Following is condensed balance sheet data showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(In thousands)
Current assets	$109,968
Property, plant & equipment	34,082
Intangible assets	147,689
Goodwill	112,767
Other assets	554
Current liabilities	(72,890)
Deferred Income taxes	(73,656)
Other long-term obligations	(4,506)
Net assets acquired	$254,008

Of the $147.7 million of intangible assets, $53.9 million has been preliminarily assigned to trademarks which are not being amortized. The remaining $93.8 million of intangible assets has been assigned to the following categories and are being amortized over a weighted-average useful life of 18 years:

(In thousands)
Customer relationships	$74,200
Patents	10,490
Backlog	9,099
$93,789

We are still in the process of finalizing third-party valuations of certain intangible assets and real and personal property; accordingly, allocation of the purchase price is subject to modification in the future.

Following are pro forma amounts assuming that the acquisition was made on October 29, 2006:

(In thousands, except per share amounts)	Quarter Ended		Six Months Ended
	May 2, 2008	April 27, 2007	May 2, 2008	April 27, 2007

Net Sales	$853,847	$703,667	$1,587,387	$1,339,521

Income from continuing operations	$73,335	$78,634	$149,079	$137,297
Income from discontinued operations	-	-	1,141	-
Net Income	$73,335	$78,634	$150,220	$137,297

Basic earnings per share:
Income from continuing operations	$0.68	$0.72	$1.38	$1.23
Income from discontinued operations	-	-	0.01	-
Net income	$0.68	$0.72	$1.39	$1.23

Diluted earnings per share:
Income from continuing operations	$0.67	$0.71	$1.37	$1.21
Income from discontinued operations	-	-	0.01	-
Net income	$0.67	$0.71	$1.38	$1.21

10.	Inventories

Consolidated inventories consisted of the following:

	May 2,	October 26,
In thousands	2008	2007
Finished goods	$565,608	$508,045
Work in process and purchased parts	198,717	151,642
Raw materials	94,767	67,673
	$859,092	$727,360

11.	Warranties

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

The following table reconciles the changes in the Company's product warranty reserve:

	Quarter Ended		Six Months Ended
	May 2,	April 27,	May 2,	April 27,
In thousands	2008	2007	2008	2007
Balance, beginning of period	$48,783	$40,988	$49,382	$38,929
Acquisitions (preliminary)	2,762	-	2,762	-
Accrual for warranty expensed during
the period	7,787	8,656	14,295	14,597
Settlements made during the period	(9,446)	(8,839)	(15,482)	(13,438)
Change in liability for pre-existing warranties
during the period, including expirations	55	112	182	207
Effect of foreign currency translation	(120)	159	(1,318)	781
Balance, end of period	$49,821	$41,076	$49,821	$41,076

12.	Retiree Benefits

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
	May 2,	April 27,	May 2,	April 27,
In thousands	2008	2007	2008	2007

Service cost	$5,283	$5,773	$160	$220
Interest cost	21,606	20,014	811	798
Expected return on assets	(23,841)	(21,781)	(51)	(63)
Amortization of:
Prior service cost	149	126	(41)	(25)
Actuarial loss	2,720	5,689	141	111
Net periodic benefit cost	$5,917	$9,821	$1,020	$1,041

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	May 2,	April 27,	May 2,	April 27,
In thousands	2008	2007	2008	2007

Service cost	$10,565	$11,546	$319	$439
Interest cost	43,212	40,029	1,622	1,596
Expected return on assets	(47,682)	(43,563)	(102)	(126)
Amortization of:
Prior service cost	298	251	(82)	(50)
Actuarial loss	5,441	11,379	282	223
Net periodic benefit cost	$11,834	$19,642	$2,039	$2,082

13.	Income Taxes

Income tax expense for the second quarter of 2008 increased to $36.3 million as compared to $35.8 million in the second quarter of 2007. These income tax provisions represented effective income tax rates for the second quarters of 2008 and 2007 of 33.5% and 31.6%, respectively. The main drivers of the variance in tax rates when compared to the statutory rate of 35% were the geographic mix of earnings with the corresponding differences in foreign statutory tax rates and the utilization of tax credits and tax holidays offset by U.S. State income taxes.

Income tax expense for the fiscal 2008 six months increased to $71.4 million as compared to $65.5 million for the fiscal 2007 six months. On a consolidated basis, these income tax provisions represented effective income tax rates for the fiscal 2008 six months and fiscal 2007 six months of 33.5% and 32.3%, respectively. The main drivers of the variance in tax rates when compared to the statutory rate of 35% were the geographic mix of earnings with the corresponding differences in foreign statutory tax rates and the utilization of tax credits and tax holidays offset by U.S. State income taxes.

As of October 27, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. As a result of this adoption, we recorded an additional tax liability of approximately $0.2 million to shareholders’ equity. As of October 27, 2007 and May 2, 2008, net unrecognized tax benefits of approximately $17.4 million and $18.1 million, respectively, were recorded with approximately $21.7 million and $22.4 million, respectively, recorded in Other Non-Current Liabilities and $4.3 million recorded in Other Non-Current Assets. If recognized, all of the net unrecognized tax liabilities and assets would affect the effective tax rate.

Interest and penalties associated with unrecognized tax benefits have been historically recorded as part of the provision for income tax in the Consolidated Statement of Income. As of October 27, 2007 and May 2, 2008, total interest and penalties of approximately $1.8 million and $2.5 million, respectively, were accrued as part of unrecognized tax benefits on the Consolidated Balance Sheet.

With respect to tax years subject to examination by the domestic taxing authorities, all years prior to and including fiscal 1999 are closed by statute with all subsequent years open due to the loss carryforward from fiscal 2000 and fiscal 2003 for U.S. Federal purposes. Additionally, due to the existence of tax loss carryforwards, the same relative periods exist for U.S. State purposes although, in some instances, earlier years also remain open. From a non-domestic perspective, the major locations in which we conduct business are as follows: United Kingdom – fiscal 2006 forward is open for examination; South Africa – fiscal 2004 forward is open for examination; Australia – fiscal 1997 forward remains open due to tax loss carryforwards; and Canada – fiscal 2003 forward is open for examination. There are a number of smaller entities in other countries that generally have tax statutes of limitation ranging from 3 to 5 years.

14.	Segment Information

As of May 2, 2008, we had three reportable segments: Underground Mining Machinery, Surface Mining Equipment and Crushing & Conveying. The Crushing & Conveying segment was created with the acquisition of Continental Global Group in the second quarter fiscal 2008 and also includes breakage equipment previously only shown in Underground Mining Machinery. The intersegment sales for Crushing & Conveying include sales of breakage equipment to the Underground Mining Machinery and Surface Mining Equipment segments. Prior year quarter and six months information related to breakage equipment has not been reclassified due to materiality. Operating income (loss) of the segments does not include interest income (expense) or provision for income taxes. Eliminations & Corporate includes the elimination of intersegment breakage equipment sales and the related operating income and corporate expenses.

	Underground	Surface
	Mining	Mining	Crushing &	Eliminations &	Total
	Machinery	Equipment	Conveying	Corporate

2nd Quarter 2008
Net Sales
Third Party	$405,504	$364,668	$72,961	$-	$843,133
Intersegment	-	-	22,269	(22,269)	-
Total	$405,504	$364,668	$95,230	$(22,269)	$843,133

Operating Income (loss)	$82,762	$42,773	$1,957	$(13,237)	$114,255
Interest Income	-	-	-	3,080	3,080
Interest Expense	-	-	-	(8,635)	(8,635)
Reorganization items	-	-	-	(292)	(292)
Income before income taxes	$82,762	$42,773	$1,957	$(19,084)	$108,408

2nd Quarter 2007
Net Sales
Third Party	$363,179	$265,983	$-	$-	$629,162
Intersegment	-	-	-	-	-
Total	$363,179	$265,983	$-	$-	$629,162

Operating Income (loss)	$81,685	$47,491	$-	$(7,599)	$121,577
Interest Income	-	-	-	1,176	1,176
Interest Expense	-	-	-	(9,219)	(9,219)
Reorganization items	-	-	-	(130)	(130)
Income before income taxes	$81,685	$47,491	$-	$(15,772)	$113,404

Six months fiscal 2008
Net Sales
Third Party	$756,414	$654,087	$72,961	$-	$1,483,462
Intersegment	-	-	39,137	(39,137)	-
Total	$756,414	$654,087	$112,098	$(39,137)	$1,483,462

Operating Income (loss)	$145,517	$98,845	$3,936	$(22,872)	$225,426
Interest Income	-	-	-	5,644	5,644
Interest Expense	-	-	-	(15,449)	(15,449)
Reorganization items	-	-	-	(2,176)	(2,176)
Income before income taxes	$145,517	$98,845	$3,936	$(34,853)	$213,445

Six months fiscal 2007
Net Sales
Third Party	$690,300	$499,328	$-	$-	$1,189,628
Intersegment	-	-	-	-	-
Total	$690,300	$499,328	$-	$-	$1,189,628

Operating Income (loss)	$139,811	$90,513	-	$(14,765)	$215,559
Interest Income	-	-	-	3,844	3,844
Interest Expense	-	-	-	(16,329)	(16,329)
Reorganization items	-	-	-	(280)	(280)
Income before income taxes	$139,811	$90,513	$-	$(27,530)	$202,794

15.	Discontinued Operations

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

16.	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS changes disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect an entity’s financial statements. SFAS 161 becomes effective for us beginning in fiscal 2010. We are currently evaluating the adoption of SFAS 161 to determine the effect on our financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”). The objective of SFAS 160 is to improve the transparency and comparability of financial information that is provided as it relates to a parent and noncontrolling interests. SFAS 160 requires clear identification of ownership interests in subsidiaries held by other parties and the amount of consolidated net income attributable to the parent and other parties. The standard also requires changes in parent ownership interest while the parent retains its controlling interest in the subsidiary to be accounted for consistently. SFAS 160 becomes effective for us beginning in fiscal 2010. We are currently evaluating the adoption of SFAS 160 to determine the effect on our financial statements and related disclosures.

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

17.	Subsidiary Guarantors

The following tables present condensed consolidated financial information as of and for the quarter and six months ended May 2, 2008 and April 27, 2007 for; (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes issued in November 2006, which include Joy Technologies Inc. and P&H Mining Equipment Inc. (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidated

Statement of Income

Quarter Ended May 2, 2008

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$500,472	$526,558	$(183,897)	$843,133

Cost of sales	-	355,236	413,069	(147,398)	620,907

Product development, selling
and administrative expenses	8,566	49,893	49,494	-	107,953
Other income	-	21,484	(21,466)	-	18
Restructuring charges	-	-	-	-	-
Operating income (loss)	(8,566)	73,859	85,461	(36,499)	114,255

Intercompany items	4,619	(15,734)	(9,371)	20,486	-
Interest income (expense) - net	(8,218)	209	2,454	-	(5,555)
Reorganization items	1,352	-	(1,644)	-	(292)
Income (loss) from continuing operations
before income taxes and equity	(10,813)	58,334	76,900	(16,013)	108,408

(Provision) benefit for income taxes	5,420	(37,074)	(4,646)	-	(36,300)
Equity in income (loss) of subsidiaries	77,501	77,002	-	(154,503)	-

Income (loss) from continuing operations	72,108	98,262	72,254	(170,516)	72,108

Income from discontinued operations	-	-	-	-	-

Net Income	$72,108	$98,262	$72,254	$(170,516)	$72,108

Condensed Consolidated

Statement of Income

Quarter Ended April 27, 2007

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

Condensed Consolidated

Statement of Income

Six Months Ended May 2, 2008

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$900,665	$920,406	$(337,609)	$1,483,462

Cost of sales	-	629,366	686,315	(266,344)	1,049,337

Product development, selling
and administrative expenses	16,612	98,121	94,756	-	209,489
Other income	-	20,824	(21,614)	-	(790)
Restructuring charges	-	-	-	-	-
Operating income (loss)	(16,612)	152,354	160,949	(71,265)	225,426

Intercompany items	1,312	(14,475)	(31,905)	45,068	-
Interest income (expense) - net	(14,209)	439	3,965	-	(9,805)
Reorganization items	(124)	-	(2,052)	-	(2,176)
Income (loss) from continuing operations
before income taxes and equity	(29,633)	138,318	130,957	(26,197)	213,445

(Provision) benefit for income taxes	12,509	(65,825)	(18,110)	-	(71,426)
Equity in income (loss) of subsidiaries	160,284	83,078	-	(243,362)	-

Income (loss) from continuing operations	143,160	155,571	112,847	(269,559)	142,019

Income from discontinued operations	-	1,141	-	-	1,141

Net Income	$143,160	$156,712	$112,847	$(269,559)	$143,160

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

Condensed Consolidated

Balance Sheet

May 2, 2008

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,391	$7,867	$223,076	$-	$233,334
Accounts receivable-net	-	265,300	398,233	(10,672)	652,861
Inventories	-	411,073	568,672	(120,653)	859,092
Other current assets	69,845	10,574	14,393	(1,869)	92,943
Total current assets	72,236	694,814	1,204,374	(133,194)	1,838,230

Property, plant and equipment-net	159	159,402	125,432	-	284,993
Intangible assets-net	-	67,659	267,046	-	334,705
Investment in affiliates	2,228,289	1,006,592	222,781	(3,457,662)	-
Intercompany accounts receivable-net	(870,140)	329,727	644,941	(104,528)	-
Deferred income taxes	235,888	-	203	-	236,091
Prepaid benefit costs	-	-	8,604	-	8,604
Other assets	3,150	14,105	14,305	-	31,560

Total assets	$1,669,582	$2,272,299	$2,487,686	$(3,695,384)	$2,734,183

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$17,500	$13	$1,844	$-	$19,357
Trade accounts payable	1,781	124,372	127,810	-	253,963
Employee compensation and benefits	8,681	34,409	32,533	-	75,623
Advance payments and progress billings	-	228,712	302,148	(58,547)	472,313
Accrued warranties	-	24,545	25,276	-	49,821
Other accrued liabilities	19,823	28,789	77,239	(4,019)	121,832
Total current liabilities	47,785	440,840	566,850	(62,566)	992,909

Long-term debt	565,121	142	2,049	-	567,312

Other non-current liabilities	226,769	11,775	105,511	-	344,055

Shareholders' equity (deficit)	829,907	1,819,542	1,813,276	(3,632,818)	829,907

Total liabilities and shareholders' equity(deficit)	$1,669,582	$2,272,299	$2,487,686	$(3,695,384)	$2,734,183

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

Condensed Consolidated

Statement of Cash Flows

Six Months Ended May 2, 2008

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operations	$73,668	$12,475	$106,393	$-	$192,536

Investing Activities:
Acquisition of businesses, net of cash acquired	(266,004)	(1,229)	11,994	-	(255,239)
Property, plant and equipment acquired	-	(23,200)	(15,279)	-	(38,479)
Proceeds from the sale of discontinued operation	-	9,868	-	-	9,868
Other - net	(218)	(1,434)	347	-	(1,305)
Net cash provided by investing activities	(266,222)	(15,995)	(2,938)	-	(285,155)

Financing Activities:
Exercise of stock options	12,914	-	-	-	12,914
Excess income tax benefit from exercise of stock options	8,989	-	-	-	8,989
Dividends paid	(32,312)	-	-	-	(32,312)
Purchase of treasury stock	(17,089)	-	-	-	(17,089)
Issuance of senior notes	-	-	-	-	-
Financing fees	(1,495)	-	-	-	(1,495)
Borrowings (payments) on long-term obligations, net	187,324	(7)	(379)	-	186,938
Increase (decrease) in short-term notes payable, net	-	-	(2,909)	-	(2,909)
Net cash (used) provided by financing activities	158,331	(7)	(3,288)	-	155,036

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	(2,331)	-	(2,331)
Increase (Decrease) in Cash and Cash Equivalents	(34,223)	(3,527)	97,836	-	60,086
Cash and Cash Equivalents at Beginning of Period	36,614	11,394	125,240	-	173,248
Cash and Cash Equivalents at End of Period	$2,391	$7,867	$223,076	$-	$233,334

Condensed Consolidated

Statement of Cash Flows

Six Months Ended April 27, 2007

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$53,587	$(359)	$7,123	$(186)	$60,165

Investing Activities:
Acquisition of businesses, net of cash received	-	(2,147)	(8,454)	-	(10,601)
Property, plant and equipment acquired	-	(15,040)	(8,951)	186	(23,805)
Other - net	(111)	664	(336)	-	217
Net cash (used) provided by investing activities	(111)	(16,523)	(17,741)	186	(34,189)

Financing Activities:
Exercise of stock options	7,394	-	-	-	7,394
Excess income tax benefit from exercise of stock options	3,466	-	-	-	3,466
Dividends paid	(33,680)	-	-	-	(33,680)
Purchase of treasury stock	(434,413)	-	-	-	(434,413)
Issuance of senior notes	394,874	-	-	-	394,874
Financing fees	(976)	-	-	-	(976)
Borrowings (payments) on long-term obligations, net	28,000	(6)	(194)	-	27,800
Increase (decrease) in short-term notes payable, net	-	-	(3,564)	-	(3,564)
Net cash used by financing activities	(35,335)	(6)	(3,758)	-	(39,099)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	3,513	-	3,513
Increase (Decrease) in Cash and Cash Equivalents	18,141	(16,888)	(10,863)	-	(9,610)
Cash and Cash Equivalents at Beginning of Period	(1,270)	24,970	77,554	-	101,254
Cash and Cash Equivalents at End of Period	$16,871	$8,082	$66,691	$-	$91,644

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Part I of this report. Dollar amounts are in thousands, except share and per share data and as indicated.

Overview

Joy Global Inc., a worldwide leader in high-productivity mining solutions, manufactures and markets original equipment and aftermarket parts and services for both the underground and aboveground mining industries and certain industrial applications through three business segments, Underground Mining Machinery, Surface Mining Equipment and Crushing & Conveying. Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania, Wisconsin and Alabama, and in the United Kingdom, South Africa, Chile, Australia and China.

Orders in the second quarter of 2008 were $1.2 billion, up 69% from $728 million in the prior-year period and were $2.1 billion, up 63% from $1.3 billion in the prior-year six months, both on strengthened conditions in the U.S. coal market and continued growing demand from the international markets. Net sales for the fiscal 2008 second quarter were $843.1 million compared to $629.2 million in the prior-year period, an increase of 34% and for the fiscal 2008 six months were $1.5 billion, up 25% compared to $1.2 billion in the prior-year six months. Operating income in the quarter decreased to $114.3 million from $121.6 million in the second quarter 2007, but increased in the fiscal 2008 six months to $225 million from $216 million in the comparable prior year period.

During the second quarter of 2008, we completed the previously announced acquisition of Continental. During the quarter and six month period, Continental contributed $87 million to bookings and $73 million of sales. Continental’s operating income for the quarter was negatively impacted by $11.1 million of purchase accounting charges, which includes $6.4 million related to the fair valuing of inventory and the balance representing incremental intangible amortization.

As part of the Continental acquisition, we have revised our reportable segments and now have three segments: Underground Mining Machinery, Surface Mining Equipment and Crushing & Conveying. The Crushing & Conveying segment includes both the legacy Continental business and Stamler breakage equipment. With the creation of our third segment, we also will now have eliminations which represent the sales and operating income associated with the Stamler breakage equipment which are being sold through the Underground Mining Machinery and Surface Mining Equipment segments.

The second quarter was also negatively effected by a $21.0 million charge related to the termination of a maintenance and repair contract that covers a dragline delivered in 1996 and includes provisions that mitigate the customer’s risk associated with buying the first of what was then new 9020-model dragline. We believe the termination of this contract was the best solution as it related to serving the global customer.

Results of Operations

Quarter Ended May 2, 2008 to Quarter Ended April 27, 2007.

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	May 2,	April 27,	$	%
In thousands	2008	2007	Change	Change

Net Sales
Underground Mining Machinery	$405,504	$363,179	$42,325	11.7%
Surface Mining Equipment	364,668	265,983	98,685	37.1%
Crushing & Conveying	95,230	-	-	-
Eliminations	(22,269)	-	-	-
Total	$843,133	$629,162	$213,971	34.0%

The increase in net sales for Underground Mining Machinery in the second quarter was the result of a $30.0 million increase in original equipment shipments and a $12.3 million increase in the sale of aftermarket products and service. Increased original equipment sales were reported in the emerging markets served out of the United Kingdom of $7.8 million, Australia of $21.0 million and China of $19.0 offset by decreased sales in the United States of $17.3 million as a result of the lingering effects of the prior weakness in the U.S. underground coal market. Aftermarket sales increases were led by the United States as a result of the recovering underground coal market.

The increase in net sales for Surface Mining Equipment in the second quarter was the result of a $51.2 million increase in original equipment and a $47.5 million increase in aftermarket products and service. Growth remained strong in both the original equipment and aftermarket sales markets globally. During the quarter, increased original equipment sales were primarily related to the realization of increased capacity and the continued global demand for coal, copper, iron ore and oil sands. Aftermarket sales increases were also experienced across all regions with the exception of Australia as a result of the continued global demand for coal, copper, iron ore and oil sands.

The net sales in Crushing & Conveying represented the strength of the conveying systems in the United States, Australia and United Kingdom and aftermarket products and services.

The eliminations represent the Stamler crushing equipment which is sold through the Underground Mining Machinery segment but managed as part of the Crushing & Conveying segment.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	May 2, 2008		April 27, 2007
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Underground Mining Machinery	$82,762	20.4%	$81,685	22.5%
Surface Mining Equipment	42,773	11.7%	47,491	17.9%
Crushing & Conveying	1,957	2.1%	-	-
Corporate Expense	(8,916)	-	(7,599)	-
Eliminations	(4,321)	-	-	-
Total	$114,255	13.6%	$121,577	19.3%

Operating income for Underground Mining Machinery was $82.8 million in the second quarter of 2008, 20.4% of net sales, compared to operating income of $81.7 million in the second quarter of 2007, which was 22.5% of net sales. Operating income increased in the current quarter compared to a year ago as the result of strong sales internationally, partially offset by a slight decline in the United States market. The return on sales percentage in the current quarter of 20.4%, while favorable to historic return percentages, was less than the 22.5% return in the prior year quarter, which benefited from favorable margin adjustments for a completed powered roof support project and positive original equipment sales mix. The second quarter of 2008 also included $6.7 million of performance based compensation expense.

Operating income for Surface Mining Equipment was $42.8 million in the second quarter of 2008, 11.7% of net sales, compared to operating income of $47.5 million, which was 17.9% of net sales. Operating income decreased in the current quarter compared to a year ago as the result of a $21.0 million charge related to the termination of a repair and maintenance contract in Australia, increased performance-based incentive compensation of $2.0 million and increased selling, product and administration expense of $8.0 million offset by increased volume of original equipment and aftermarket sales. The return on sales percentage in the current quarter of 11.7%, decreased from 17.9% in the prior year quarter largely as a result of the termination of the repair and maintenance contract and mix of greater original equipment sales.

Operating income for Crushing & Conveying included $11.1 million of purchase accounting charges.

Corporate expense increased by $1.3 million primarily related to increased legal fees and severance costs.

The eliminations represent the Stamler crushing equipment which are sold through the Underground Mining Machinery segment but managed as part of the Crushing & Conveying segment.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $108.0 million, or 12.8% of sales, in the second quarter of 2008, as compared to $89.0 million, or 14.1% of sales, in the second quarter of 2007. Increased product development, selling and administrative expense was attributable to $8.4 million related to the Continental acquisition and $4.0 million of higher selling expenses related to increased business activity, $2.4 million of unfavorable foreign currency fluctuations, $2.2 million of increased performance-based incentive compensation, $1.8 million of increased product development activities offset by decreased pension expense of $5.0 million.

Interest Expense

Interest expense decreased to $8.6 million in the second quarter of Fiscal 2008 as compared to $9.2 million of 2007. The $0.6 million decrease was principally due to the lower interest rates associated with the $175 million term loan supplement to our existing Credit Agreement related to the Continental acquisition as compared to outstanding borrowings on our line of credit during the second quarter fiscal 2007.

Provision for Income Taxes

Income tax expense for the second quarter of 2008 increased to $36.3 million as compared to $35.8 million in the second quarter of 2007. These income tax provisions represented effective income tax rates for the second quarters of 2008 and 2007 of 33.5% and 31.6%, respectively. The main drivers of the variance in tax rates when compared to the statutory rate of 35% were the geographic mix of earnings with the corresponding differences in foreign statutory tax rates and the utilization of tax credits and tax holidays offset by U.S. State income taxes.

A review of income tax valuation reserves was performed as part of the analysis of the second quarter of 2008 and 2007 income tax provisions, respectively, and no material discreet adjustments were recorded for either period. Additionally, uncertain tax positions reserved under FIN 48 were reviewed and no adjustments were required.

Cash taxes paid for the second quarter of 2008 were $66.1 million compared to $13.3 million in the second quarter of 2007. This increase in cash taxes paid was primarily due to limited net operating losses available to offset taxable income in the U.S. and increased foreign taxes as a result of increased profitability.

Six Months Ended May 2, 2008 to Six Months Ended April 27, 2007.

Net Sales

	Six Months Ended
	May 2,	April 27,	$	%
In thousands	2008	2007	Change	Change

Net Sales
Underground Mining Machinery	$756,414	$690,300	$66,114	9.6%
Surface Mining Equipment	654,087	499,328	154,759	31.0%
Crushing & Conveying	112,098	-	-	-
Eliminations	(39,137)	-	-	-
Total	$1,483,462	$1,189,628	$293,834	24.7%

The increase in net sales for Underground Mining Machinery in the fiscal 2008 six months compared with the fiscal 2007 six months was the result of a $31.7 million increase in original equipment and a $34.4 million increase in aftermarket products and service. Increased original equipment sales were reported in China of $49.7 million, the emerging markets served out of the United Kingdom of $33.0 million, and South Africa of $15.9 million offset by decreased sales in the United States of $47.9 million as a result of the lingering effects of the weakness in the United States underground coal market. Increases in original equipment were largely the result of increases in sales related to shearers, powered roof supports and armored face conveyors offset by

-32

decreased shipments of continuous miners. Aftermarket sales increases to support the expanding installed fleet of equipment were reported across all underground markets, with the exception of emerging markets served out of the United Kingdom.

The increase in net sales of Surface Mining Equipment for the fiscal 2008 six months compared with the fiscal 2007 six months was due to a $70.7 million increase in original equipment and an $84.1 million increase in aftermarket products and service. Increased original equipment sales were primarily related to mining shovels as a result of the realization of increased capacity and the continued global demand for coal, copper, iron ore and oil sands. Aftermarket sales increases were also experienced across all regions with the exception of Australia as a result of the continued global demand for coal, copper, iron ore and oil sands.

The net sales in Crushing & Conveying represented the strength of the conveying systems in the United States, Australia and United Kingdom and aftermarket products and services.

The eliminations represent the Stamler crushing equipment which is sold through the Underground Mining Machinery segment but managed as part of the Crushing & Conveying segment.

Operating Income

	Six Months Ended
	May 2, 2008		April 27, 2007
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Underground Mining Machinery	$145,517	19.2%	$139,811	20.3%
Surface Mining Equipment	98,845	15.1%	90,513	18.1%
Crushing & Conveying	3,936	3.5%	-	-
Corporate Expense	(16,572)	-	(14,765)	-
Eliminations	(6,300)	-	-	-
Total	$225,426	15.2%	$215,559	18.1%

Operating income for Underground Mining Machinery was $145.5 million for the fiscal 2008 six months, 19.2% of net sales, compared to operating income of $139.8 million for the same period a year ago, which was 20.3% of net sales. The increase in operating income in the fiscal 2008 six months was associated with increased sales volumes outside of the United States partially offset by a decline in sales in North America, an unfavorable original equipment sales mix, $8.5 million of performance based compensation expense, and a $7 million increase in infrastructure spending in China.

Operating income for Surface Mining Equipment was $98.5 million for the fiscal 2008 six months, 15.1% of net sales, compared to operating income of $90.5 million for the same period a year ago, which was 18.1% of net sales. The increase in operating income in the fiscal 2008 six months was due to increased volumes offset by a $21.0 million charge related to the termination of a repair and maintenance contract in Australia, increased performance-based incentive compensation of $5.2 million and increased product development, selling and administration expense of $15.7 million. The return on sales percentage in the fiscal 2008 six months of 15.1%, decreased from 18.1% in the prior year six months largely as a result of the termination of the repair and maintenance contract and mix of greater original equipment sales.

Operating income for Crushing & Conveying included $11.1 million of purchase accounting charges.

Corporate expense increased by $1.8 million related to increased legal fees and severance costs.

The eliminations represent the Stamler crushing equipment which are sold through the Underground Mining Machinery segment but managed as part of the Crushing & Conveying segment.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $209.5 million, or 14.1% of sales, in the fiscal 2008 six months, as compared to $170.9 million, or 14.4% of sales, in the fiscal 2007 six months. Increased product development, selling and administrative expense was attributable to $11.5 million of higher selling expenses related to increased business activity, $8.4 million related to the Continental acquisition, $5.9 million of increased performance-based incentive compensation, $3.4 million of unfavorable foreign currency fluctuations, and $3.0 million of increased product development activities offset by decreased pension expense of $6.1 million.

Interest Expense

Interest expense decreased to $15.4 million in the fiscal 2008 six months as compared to $16.3 million for the fiscal 2007 six months. The $0.7 million decrease was principally due to the lower interest rates associated with the $175 million term loan supplement to our existing Credit Agreement related to the Continental acquisition as compared to outstanding borrowings on our line of credit during the second quarter of fiscal 2007.

Provision for Income Taxes

Income tax expense for the fiscal 2008 six months increased to $71.4 million as compared to $65.5 million for the fiscal 2007 six months. On a consolidated basis, these income tax provisions represented effective income tax rates for the fiscal 2008 six months and fiscal 2007 six months of 33.5% and 32.3%, respectively. The main drivers of the variance in tax rates when compared to the statutory rate of 35% were the geographic mix of earnings with the corresponding differences in foreign statutory tax rates and the utilization of tax credits and tax holidays offset by U.S. State income taxes.

A review of income tax valuation reserves was performed as part of the analysis of the fiscal 2008 and 2007 six months income tax provisions, respectively, and no material discreet adjustments were recorded for either period. Additionally, uncertain tax positions reserved under FIN 48 were reviewed and no adjustments were required.

Cash taxes paid for the fiscal 2008 six months were $87.7 million compared to $28.6 million paid for the fiscal 2007 six months. This increase in cash taxes paid was primarily due to limited net operating losses available to offset taxable income in the U.S. and increased foreign taxes as a result of increased profitability.

Bookings and Backlog

Bookings for the quarter and six months ended May 2, 2008 and April 27, 2007, respectively, are the following:

	Quarter Ended		Six Months Ended
	May 2,	April 27,	May 2,	April 27,
	2008	2007	2008	2007

Underground Mining Machinery	$588,975	$451,246	$1,104,948	$710,535
Surface Mining Equipment	556,507	276,686	910,489	582,800
Crushing & Conveying	118,175	-	137,422	-
Eliminations	(31,437)	-	(50,684)	-
Total Bookings	$1,232,220	$727,932	$2,102,175	$1,293,335

The bookings trend remained strong for original equipment and aftermarket products and services. Original equipment orders were up 118% and 110% for the quarter and six month period, respectively, over the prior year mainly due to the continued strength of all markets served by the surface mining business and underground mining business. Aftermarket products and services orders continued to trend upward for the quarter and six month periods ended May 2, 2008 by 30% and 29%, respectively as compared to the prior year. The consistent growth of aftermarket parts and services is largely representative of the demands on the ever increasing installed base of original equipment globally.

Due to the continued strength of the surface mining business and recovering U.S underground coal market, backlog increased from $1.6 billion at the end of fiscal 2007 to $2.4 billion at the end of the fiscal 2008 second quarter.

Liquidity and Capital Resources

The following table summarizes the major components of our working capital as of May 2, 2008 and October 26, 2007, respectively:

	May 2,	October 26,
In millions	2008	2007
Cash and cash equivalents	$233.3	$173.2
Accounts receivable	652.9	560.2
Inventories	859.1	727.4
Other current assets	92.9	77.0
Short-term debt	(19.4)	(0.2)
Accounts payable	(254.0)	(199.2)
Employee compensation and benefits	(75.6)	(59.5)
Advance payments and progress billings	(472.3)	(324.1)
Accrued warranties	(49.8)	(49.4)
Other current liabilities	(121.8)	(121.1)

Working Capital	$845.3	$784.3

We currently use working capital and cash flow as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations. We continue to require working capital investment to maintain our position as a leading manufacturer and servicer of high productivity mining equipment. The primary drivers of these requirements are funding for purchases of production and replacement parts inventories. Our position as a market leader in providing timely service and repair requires us to maintain a certain level of replacement parts. As part of our continuous improvement of purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.

We continue to anticipate that capital spending will be 3.5% to 4.0% of sales primarily due to a number of programs to increase our manufacturing capacity and to continue the expansion of our aftermarket service capabilities.

Expansion efforts continued at our surface mining operations during the second quarter. Efforts continued on a $48.0 million, 130,000 square foot expansion in proprietary component machining capabilities for P&H Mining at our Tianjin, China campus, with start-up being projected in summer 2008, with full production targeted for 2009. The next phase of our expansion will be an approximately 150,000 square foot facility in

Tianjin, China and will give us further transmission assembly capabilities. We also received approval to expand repair and rebuild capabilities in Alberta, Canada to support the increasing oil sands investments. We also continue to expand outsourcing arrangements for certain non-proprietary P&H components, such as large fabrications, in areas of the world in which the products are ultimately destined.

During the fiscal 2008 six months, cash provided by operating activities was $192.5 million compared to cash provided by operating activities of $60.2 million during the fiscal 2007 six months. The increase was primarily associated with the advanced payments and progress billings for long-lead time equipment and machinery.

During the fiscal 2008 six months, cash used by investing activities was $285.2 million compared to cash used by investing activities of $34.2 million during the fiscal 2007 six months. The increase in cash used by investing activities was primarily due to the $252.1 million acquisition of Continental Global Group in the second quarter of fiscal 2008. The increase in cash usage was offset by proceeds from the collection of a note receivable related to the fiscal 2006 sale of The Horsburgh & Scott Company of $9.9 million which were collected in the fiscal 2008 six months.

During the fiscal 2008 six months, cash provided by financing activities was $155.0 million compared to cash used by financing activities of $39.1 million in the fiscal 2007 six months. The primary driver of the change was the $175 million term loan associated with the Second Amendment, the proceeds of which were used in the acquisition of Continental Global Group.

On February 25, 2008, our Board of Directors declared a cash dividend of $0.15 per outstanding share of common stock. The dividend was paid on March 19, 2008 to all stockholders of record at the close of business on March 5, 2008.

Under our share repurchase program, management is authorized to repurchase up to $1.0 billion in shares in the open market or through privately negotiated transactions until December 31, 2008. During the quarter ended May 2, 2008, we repurchased approximately $5.2 million of common stock, representing 75,700 shares. During the six months ended May 2, 2008, we have repurchased approximately $17.1 million of common stock, representing 297,200 shares. As of May 2, 2008, we have repurchased approximately $812.3 million of common stock, representing 17,520,912 shares under our currently authorized share repurchase program.

Continental Acquisition

On February 14, 2008 we completed the previously announced acquisition of N.E.S. Investment Co. (“Parent”) and thereby its subsidiary, Continental Global Group, Inc. (“Continental”) a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications. The Continental acquisition further strengthens our ability to provide a more complete mining solution to our customers. We purchased all of the outstanding shares of the Parent for an aggregate amount of $252.1 million, which is net of approximately $5.9 million of indebtedness assumed by us at closing and $12.0 million of cash acquired. We also incurred $1.9 million of direct acquisition costs related to the acquisition. The purchase price was funded in part through available cash and credit resources and a new $175.0 million term loan supplement to our existing credit facility (“Second Amendment”).

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

As part of the Continental acquisition, the reportable segments for Joy Global Inc. were reevaluated and a new segment was created, Crushing & Conveying. Included in the Crushing & Conveying segment is the entire acquired Continental entity, along with the Stamler crushing equipment business, which was acquired in the fourth quarter of fiscal 2006. The Stamler crushing equipment is currently being sold through the Underground Mining Machinery or Surface Mining Equipment segments to third parties, but is being supplied to each unit through the Crushing & Conveying segment.

Contract Termination

In the second quarter of fiscal 2008, we recorded a $21.0 million charge related to the termination of a maintenance and repair contract. The contract covers equipment that includes a dragline delivered in 1996 and includes provisions that mitigate the customer’s risk associated with buying what was then the first of the new 9020-model dragline. The charge includes the write-off of related assets plus anticipated transition costs, including discounts on parts. The charge was recorded in the second quarter based on the status of termination negotiations related to the contract. The liability was determined in accordance with SFAS No. 5, “Accounting for Contingencies,” and the exposure to additional loss is not deemed material. The termination of the contract is expected to be finalized in the third quarter of fiscal 2008.

Financial Condition

As of the end of the second quarter fiscal 2008, we had $233.3 million in cash and cash equivalents and $239.0 million available for borrowings under the Credit Agreement. Our primary cash requirements include working capital, capital expenditures, dividends and share repurchases. We will also continue to evaluate potential acquisitions. Target acquisitions would include “bolt-on” businesses which would be mining-related product line additions or service extensions or businesses that would provide a strong branded, highly engineered product with the platform for our life-cycle management strategy and provide a solid base for growth potential. Based upon our current level of operations, we believe that cash flows from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future cash requirements.

Recent Accounting Pronouncements

Our new accounting pronouncements are set forth under Part I, Item 1 of this Form 10-Q and are incorporated by reference.

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

We believe our accounting policies for revenue recognition, inventories, intangible assets, accrued warranties, pension and postretirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 26, 2007 for a discussion of these policies. There were no material changes to these policies during the second quarter of fiscal 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As more fully described in our Annual Report on Form 10-K for the year ended October 26, 2007, we are exposed to various types of market risks, primarily foreign currency risks. We monitor our risks in this area on a continuous basis and generally enter into forward foreign currency contracts to minimize these exposures for periods of less than one year. We do not engage in speculation in our derivative strategies. Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged. There have been no material changes to our primary market risk exposures or how such risks are managed since our fiscal year ended October 26, 2007.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended May 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 14, 2008, we completed the acquisition of N.E.S. Investment Co. and its subsidiary, Continental Global Group. The successful integration of Continental will require substantial attention from our management team. The diversion of management attention and any other difficulties we encounter in the integration process could have a material adverse effect on our ability to realize anticipated cost savings and synergies from the acquisition. Difficulties that arise integrating Continental may also have a material adverse effect on our future growth and results of operations. We cannot provide assurance that we will be able to integrate the operations of Continental successfully, that we will be able to fully realize anticipated synergies from the acquisition, or that we will be able to operate Continental’s business successfully.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	We made the following purchases of our common stock, par value $1.00 per share, during the period covered by this report:

				Maximum Approximate
				Dollar Value of Shares
			Total Number of Shares	that May Yet Be
			Purchased as Part of	Purchased Under the
	Total Number of	Average Price	Publicly Announced	Plans or Programs
Period	Shares Purchased	Paid per Share	Plans or Programs	(in millions)*

February 2, 2008 to	-	$-	-	$192.9
March 1, 2008

March 2, 2008 to	-	$-	-	$192.9
April 1, 2008

April 2, 2008 to	75,700	$68.40	75,700	$187.7
May 2, 2008

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting held on March 4, 2008 there were three proposals voted on by shareholders.

Proposal # 1

Each of our directors standing for election was re-elected to a term ending at the annual meeting in 2009. The votes cast are listed below:

					Broker
	For	Against	Withheld	Abstained	Non-Votes

Steven L. Gerard	95,398,459	-	1,660,979	-	-

John Nils Hanson	94,768,570	-	2,290,868	-	-

Ken C. Johnsen	96,335,777	-	723,661	-	-

Gale E. Klappa	96,430,826	-	628,612	-	-

Richard B. Loynd	88,966,033	-	8,093,405	-	-

P. Eric Siegert	96,589,859	-	469,579	-	-

Michael W. Sutherlin	96,591,813	-	467,625	-	-

James H. Tate	96,583,895	-	475,543	-	-

Proposal #2

Shareholders were asked to approve an amendment to the corporation’s Restated Certificate of Incorporation increasing its authorized common stock from 150,000,000 to 400,000,000 shares. The proposal was not passed and the votes cast are listed below:

For	Against	Abstained	Broker Non-Vote

70,872,163	25,831,237	356,031	11

Proposal #3

Shareholders were asked to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2008. The proposal was passed and the votes cast are listed below:

For	Against	Abstained

96,237,227	727,826	94,387

Item 5.  Other Information

Not applicable

Item 6.  Exhibits

10.1	Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed March 5, 2008, File No. 333-149558).
10.2

Form of Nonqualified Stock Option Agreement entered into between the registrant and each of its executive officers in connection with the nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan

10.3

Form of Restricted Stock Unit Award Agreement entered into between the registrant and each of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan

10.4

Form of Performance Share Agreement entered into between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan

10.5

Form of Restricted Stock Unit Award Agreement entered into between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan

10.6	Termination and Release Agreement between the Company and James H. Woodward, dated March 17, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A, filed March 24, 2008).
10.7

Letter Agreement with James H. Tate regarding compensation arrangements in connection with appointment as Chief Financial Officer, reached March 26, 2008 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A, filed March 31, 2008).

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOY GLOBAL INC
(Registrant)

/s/ James H. Tate

Date May 30, 2008	James H. Tate
Chief Financial Officer

/s/ Michael S. Olsen

Date May 30, 2008	Michael S. Olsen
Vice President and
Chief Accounting Officer