Form 10-Q
period 2008-08-01
JOY GLOBAL INC
filed 2008-09-05
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 1, 2008
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

Class	Outstanding at August 29, 2008
Common Stock, $1 par value	107,782,523

JOY GLOBAL INC.

FORM 10-Q -- INDEX

August 1, 2008

PART I. – FINANCIAL INFORMATION	PAGE No.

Item 1 – Financial Statements (unaudited):
Condensed Consolidated Statement of Income –
Quarter and Nine Months Ended August 1, 2008 and July 27, 2007	4

Condensed Consolidated Balance Sheet – August 1, 2008
and October 26, 2007	5

Condensed Consolidated Statement of Cash Flows –
Nine Months Ended August 1, 2008 and July 27, 2007	6

Notes to Condensed Consolidated Financial Statements	7 – 29

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations	30 – 39

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	39

Item 4 – Controls and Procedures	39

PART II. – OTHER INFORMATION

Item 1 – Legal Proceedings	40

Item 1A – Risk Factors	40

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3 – Defaults Upon Senior Securities	41

Item 4 – Submission of Matters to a Vote of Security Holders	41

Item 5 – Other Information	41

Item 6 – Exhibits	41

Signatures	42

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

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Quarter Ended		Nine Months Ended
	August 1,	July 27,	August 1,	July 27,
	2008	2007	2008	2007

Net sales	$903,769	$621,785	$2,387,231	$1,811,413
Costs and expenses:
Cost of sales	657,798	424,896	1,707,135	1,230,485
Product development, selling and
administrative expenses	113,488	88,909	322,977	259,772
Other income	(1,136)	(2,286)	(1,926)	(4,669)

Operating income	133,619	110,266	359,045	325,825
Interest income	3,700	1,188	9,344	5,032
Interest expense	(8,581)	(8,118)	(24,030)	(24,447)
Reorganization items	(135)	(135)	(2,311)	(415)

Income from continuing operations before income taxes	128,603	103,201	342,048	305,995
Provision for income taxes	(15,524)	(30,300)	(86,950)	(95,850)

Income from continuing operations	113,079	72,901	255,098	210,145
Income from discontinued operations, net of taxes	-	-	1,141	-

Net income	$113,079	$72,901	$256,239	$210,145

Basic earnings per share:
Income from continuing operations	$1.04	$0.67	$2.36	$1.89
Income from discontinued operations	-	-	0.01	-
Net income	$1.04	$0.67	$2.37	$1.89

Diluted earnings per share:
Income from continuing operations	$1.03	$0.66	$2.34	$1.87
Income from discontinued operations	-	-	0.01	-
Net income	$1.03	$0.66	$2.35	$1.87

Dividends per share	$0.15	$0.15	$0.45	$0.45

Weighted average shares outstanding:
Basic	108,495	109,137	108,193	111,079
Diluted	109,446	110,462	109,230	112,410

JOY GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	August 1,	October 26,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$306,885	$173,248
Accounts receivable, net	601,918	560,242
Inventories	892,613	727,360
Other current assets	122,987	76,945
Total current assets	1,924,403	1,537,795

Property, plant and equipment, net	293,742	234,029
Intangible assets, net	328,419	79,716
Deferred income taxes	234,124	248,139
Prepaid benefit cost	14,143	779
Other assets	29,486	34,445
Total assets	$2,824,317	$2,134,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term obligations	$18,483	$240
Trade accounts payable	268,377	199,198
Employee compensation and benefits	99,829	59,490
Advance payments and progress billings	465,985	324,102
Accrued warranties	50,421	49,382
Other accrued liabilities	126,875	121,127
Total current liabilities	1,029,970	753,539

Long-term obligations	546,094	396,257
Accrued pension costs	179,760	173,559
Other liabilities	167,336	87,554

Total liabilities	1,923,160	1,410,909

Shareholders' equity	901,157	723,994

Total liabilities and shareholders' equity	$2,824,317	$2,134,903

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	August 1,	July 27,
	2008	2007
Cash flows from operating activities:
Net income	$256,239	$210,145
Non-cash items:
Income from discontinued operations	(1,141)	-
Depreciation and amortization	55,252	37,297
Increase in deferred income taxes	(20,543)	(5,581)
Excess income tax benefit from exercise of stock options	(12,021)	(6,977)
Change in long-term accrued pension costs	(6,064)	17,111
Other, net	8,442	(5,280)
Contribution to U.S. qualified pension plan	(32,500)	-
Changes in working capital:
Decrease (increase) in accounts receivable, net	28,213	(12,971)
Increase in inventories	(124,731)	(96,076)
Increase in other current assets	(8,987)	(303)
Increase (decrease) in trade accounts payable	25,817	(40,549)
Increase (decrease) in employee compensation and benefits	31,097	(29,373)
Increase in advance payments and progress billings	131,511	97,354
Increase in other accrued liabilities	3,883	45,537

Net cash provided by operating activities	334,467	210,334

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(255,244)	(10,601)
Property, plant and equipment acquired	(56,317)	(43,115)
Proceeds from the sale of business	9,868	228
Other, net	289	1,385

Net cash used by investing activities	(301,404)	(52,103)

Cash flows from financing activities:
Exercise of stock options	18,293	11,869
Excess income tax benefit from exercise of stock options	12,021	6,977
Dividends paid	(48,572)	(49,985)
Purchases of treasury stock	(41,471)	(456,631)
Issuance of senior notes	-	394,874
Financing fees	(1,495)	(976)
Borrowings (repayments) on long-term obligations, net	165,571	(47,388)
Decrease in short-term notes payable	(3,786)	(5,248)

Net cash provided (used) by financing activities	100,561	(146,508)

Effect of exchange rate changes on cash and cash equivalents	13	5,631

Increase in Cash and Cash Equivalents	133,637	17,354
Cash and Cash Equivalents at Beginning of Period	173,248	101,254

Cash and Cash Equivalents at End of Period	$306,885	$118,608

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 1, 2008

(Unaudited)

1.	Description of Business

Joy Global Inc. is the world's leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands and other minerals. We operate in three business segments: underground mining machinery (Joy Mining Machinery or “Joy”); surface mining equipment (P&H Mining Equipment or “P&H”) and Crushing & Conveying (Continental or “CCC”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. CCC is a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications and both surface and underground crushing equipment.

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

3.	Borrowings and Credit Facilities

Direct borrowings and capital lease obligations consisted of the following:

	August 1,	October 26,
In thousands	2008	2007

6.0% Senior Notes due 2016	$247,003	$246,797
6.625% Senior Notes to 2036	148,369	148,355
Term loan	166,250	-
Capital leases and other	2,955	1,345
	564,577	396,497
Less: Amounts due within one year	(18,483)	(240)

Long-term obligations	$546,094	$396,257

We have a $400.0 million unsecured revolving credit facility (“Credit Agreement”) which expires November 10, 2011. Outstanding borrowings bear interest equal to the LIBOR Rate (defined as LIBOR plus 0.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.5%) at our option. We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage. The Credit Agreement also restricts payments of dividends or other return of capital based on the consolidated leverage ratio. At August 1, 2008, we were in compliance with all financial covenants in the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

At August 1, 2008, there were no direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $400.0 million credit limit, totaled $150 million. At August 1, 2008, there was $250.0 million available for borrowings under the Credit Agreement.

The Continental acquisition was funded in part through a new $175.0 million term loan supplement to our existing Credit Agreement (“Second Amendment”). The Second Amendment calls for quarterly principal payments of 2.5% of the initial term loan through October 31, 2011, at which time the remaining outstanding principal equal to 62.5% of the initial term loan is due. Currently, we have made two quarterly principal payments totaling $8.75 million. Outstanding borrowings bear interest equal to the LIBOR rate which has a weighted average interest rate of 3.35%. As part of the Second Amendment, we have the option to request an increase to the term loan outstanding not to exceed $75.0 million. No changes were made to existing financial covenants.

In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (“Notes”) with interest on the Notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2007. The Notes are guaranteed by each of our current and future significant domestic subsidiaries. The Notes were issued in a private placement under an exemption from registration provided by the Securities Act of 1933 (“Securities Act”), as amended. In the 2nd quarter of fiscal 2007, the Notes were exchanged for similar notes registered under the Securities Act. At our option, we may redeem some or all of the Notes at a redemption price of the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes.

4.	Shareholders’ Equity

On May 22, 2008, our Board of Directors declared a cash dividend of $0.15 per outstanding share of common stock. The dividend was paid on June 19, 2008 to all shareholders of record at the close of business on June 5, 2008.

Under our share repurchase program, management is authorized to repurchase up to $1.0 billion in shares in the open market or through privately negotiated transactions until December 31, 2008. During the quarter ended August 1, 2008, we repurchased approximately $24.4 million of common stock, representing 353,800 shares. During the nine months ended August 1, 2008, we have repurchased approximately $41.5 million of common stock, representing 651,000 shares. As of August 1, 2008, we have repurchased approximately $836.7 million of common stock, representing 17,874,712 shares under our currently authorized share repurchase program.

Comprehensive income consisted of the following:

	Quarter Ended		Nine Months Ended
	August 1,	July 27,	August 1,	July 27,
In thousands	2008	2007	2008	2007

Net income	$113,079	$72,901	$256,239	$210,145
Other comprehensive income (loss):
Pension & postretirement adjustments	(20,227)	-	(14,321)	-
Translation adjustments	5,511	10,937	(11,195)	28,682
Derivative fair value adjustments	1,509	4,212	(1,567)	4,570
Total other comprehensive income (loss)	(13,207)	15,149	(27,083)	33,252
Total comprehensive income	$99,872	$88,050	$229,156	$243,397

5.	Share-Based Compensation

The total share-based compensation expense we recognized for the nine months ended August 1, 2008 and July 27, 2007 was approximately $10.2 million and $8.1 million, respectively. The total share-based compensation expense we recognized for the third quarter 2008 and 2007 was approximately $3.6 million and $2.8 million, respectively.

A summary of stock option activity under all plans is as follows:

			Aggregate
		Weighted-Average	Intrinsic
	Number of	Exercise Price	Value
In thousands, except per share amounts	Options	per Share	(In Millions)

Outstanding at October 26, 2007	2,160,463	$25.20

Options granted	727,700	57.65
Options exercised	(861,903)	21.22
Options forfeited or cancelled	(58,960)	50.20

Outstanding at August 1, 2008	1,967,300	$38.19	$66.1
Exercisable at August 1, 2008	730,613	$19.20	$38.4

6.	Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted-average number of shares outstanding during each period. Diluted net income per share is computed based on the weighted-average number of ordinary shares during each period, plus dilutive potential shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.”

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	August 1,	July 27,	August 1,	July 27,
In thousands except per share data	2008	2007	2008	2007
Numerator:
Income from continuing operations	$113,079	$72,901	$255,098	$210,145
Discontinued operations	-	-	1,141	-
Net income	$113,079	$72,901	$256,239	$210,145

Denominator:
Denominator for basic net income per share -
Weighted average shares	108,495	109,137	108,193	111,079
Effect of dilutive securities:
Stock options, restricted stock units and
performance shares	951	1,325	1,037	1,331
Denominator for diluted net income per share -
Adjusted weighted average shares and
assumed conversions	109,446	110,462	109,230	112,410

Basic earnings per share
Income from continuing operations	$1.04	$0.67	$2.36	$1.89
Discontinued operations	-	-	0.01	-
Net Income	$1.04	$0.67	$2.37	$1.89

Diluted earnings per share
Income from continuing operations	$1.03	$0.66	$2.34	$1.87
Discontinued operations	-	-	0.01	-
Net Income	$1.03	$0.66	$2.35	$1.87

7.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

		August 1, 2008		October 26, 2007
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
In thousands	Period	Amount	Amortization	Amount	Amortization
Finite lived other intangible assets:
Engineering drawings	6 years	$2,900	$(967)	$2,900	$(604)
Customer relationships	20 years	105,200	(5,705)	31,000	(2,519)
Backlog	1 year	15,089	(13,800)	5,990	(5,990)
Non-compete agreements	5 years	5,800	(2,147)	5,300	(1,325)
Patents	17 years	21,207	(5,614)	10,559	(4,886)
Unpatented technology	35 years	1,147	(167)	1,147	(140)
Subtotal	17 years	151,343	(28,400)	56,896	(15,464)

Indefinite lived other intangible assets:
Trademarks		75,400	-	21,500	-

Total other intangible assets		$226,743	$(28,400)	$78,396	$(15,464)

Changes in the carrying amount of goodwill from October 26, 2007 are as follows:

In thousands	Underground Mining Machinery	Surface Mining Equipment	Crushing & Conveying

Balance as of October 26, 2007	$7,018	$9,766	$-

Translation adjustments	-	(98)	-

Balance as of February 1, 2008	$7,018	$9,668	$-

Goodwill acquired during the period	-	-	112,767
Translation adjustments	-	399	111

Balance as of May 2, 2008	$7,018	$10,067	$112,878

Translation adjustments	-	83	30

Balance as of August 1, 2008	$7,018	$10,150	$112,908

Amortization expense was $6.4 million and $2.5 million for the third quarter of 2008 and 2007, respectively and $12.9 million and $7.8 million for the nine months ended August 1, 2008 and July 27, 2007, respectively. Estimated annual amortization expense is as follows:

In thousands
For the fiscal year ending:
2008	$16,193
2009	8,419
2010	8,248
2011	7,903
2012	6,933

8.	Contingent Liabilities

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

In June 2008, we finalized an extension of the collective bargaining agreement through August 2012 with the United Steelworkers of America (“Steelworkers”) at P&H Mining Equipment’s manufacturing facility in Milwaukee, Wisconsin.

In the second quarter of fiscal 2008, we recorded a $21.0 million charge related to the termination of a maintenance and repair contract. The contract covers equipment that includes a dragline delivered in 1996 and includes provisions that mitigate the customer’s risk associated with buying the first of the 9020-model dragline. The charge includes the write-off of related assets plus anticipated transition costs. The charge was recorded in the second quarter based on the status of termination negotiations related to the contract. The termination of the contract was finalized in the third quarter of fiscal 2008 with an additional charge of $1.7 million.

At August 1, 2008, we were contingently liable to banks, financial institutions and others for approximately $208.7 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Included in the amount were $42.0 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of August 1, 2008, the nominal or face value of forward foreign exchange contracts to which we are a party, in U.S. dollar equivalent terms, was $695.1 million.

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
$93,789

We are still in the process of finalizing third-party valuations of certain intangible assets and real and personal property and working capital adjustment; accordingly, allocation of the purchase price is subject to modification in the future.

Following are pro forma amounts assuming that the acquisition was made on October 29, 2006:

(In thousands, except per share amounts)	Quarter Ended		Nine Months Ended
	August 1, 2008	July 27, 2007	August 1, 2008	July 27, 2007

Net sales	$903,769	$703,477	$2,491,156	$2,042,998

Income from continuing operations	$115,934	$75,953	$265,013	$213,250
Income from discontinued operations	-	-	1,141	-
Net income	$115,934	$75,953	$266,154	$213,250

Basic earnings per share:
Income from continuing operations	$1.07	$0.70	$2.45	$1.92
Income from discontinued operations	-	-	0.01	-
Net income	$1.07	$0.70	$2.46	$1.92

Diluted earnings per share:
Income from continuing operations	$1.06	$0.69	$2.43	$1.90
Income from discontinued operations	-	-	0.01	-
Net income	$1.06	$0.69	$2.44	$1.90

10.	Inventories

Consolidated inventories consisted of the following:

	August 1,	October 26,
In thousands	2008	2007
Finished goods	$591,984	$508,045
Work in process and purchased parts	186,295	151,642
Raw materials	114,334	67,673
	$892,613	$727,360

11.	Warranties

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

The following table reconciles the changes in the Company's product warranty reserve:

	Quarter Ended		Nine Months Ended
	August 1,	July 27,	August 1,	July 27,
In thousands	2008	2007	2008	2007
Balance, beginning of period	$49,821	$41,076	$49,382	38,929
Acquisitions (preliminary)	-	-	2,762	-
Accrual for warranty expensed during
the period	8,572	8,451	22,867	23,048
Settlements made during the period	(8,491)	(7,115)	(23,973)	(20,553)
Change in liability for pre-existing warranties
during the period, including expirations	185	135	368	342
Effect of foreign currency translation	334	734	(985)	1,515
Balance, end of period	$50,421	$43,281	$50,421	43,281

12.	Retiree Benefits

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
	August 1,	July 27,	August 1,	July 27,
In thousands	2008	2007	2008	2007

Service cost	$5,806	$5,609	$231	$220
Interest cost	25,442	19,837	598	798
Expected return on assets	(29,704)	(21,805)	(53)	(63)
Amortization of:
Prior service cost	408	195	(41)	(25)
Actuarial loss (gain)	1,913	5,875	(113)	111
Net periodic benefit cost	$3,865	$9,711	$622	$1,041

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	August 1,	July 27,	August 1,	July 27,
In thousands	2008	2007	2008	2007

Service cost	$16,371	$17,154	$692	$659
Interest cost	68,654	59,866	1,795	2,394
Expected return on assets	(77,386)	(65,367)	(160)	(189)
Amortization of:
Prior service cost	706	446	(123)	(75)
Actuarial loss (gain)	7,354	17,254	(340)	334
Net periodic benefit cost	$15,699	$29,353	$1,864	$3,123

During the third quarter of 2008, we recalculated our liability under the Joy Global Inc. Pension Plan in conjunction with the extension of the collective bargaining agreement with the United Steelworkers of America at P&H Mining Equipment’s manufacturing facility in Milwaukee, Wisconsin. The result was to increase the net pension liability by approximately $40.1 million through an adjustment to other comprehensive income (loss).

During the third quarter of 2008, we also contributed $32.5 million to the Joy Global Inc. Pension Plan in order to meet certain funding requirements. Including contributions already made, we now expect to contribute approximately $58 million to our employee pension plans in fiscal 2008.

13.	Income Taxes

The effective income tax rates for the third quarters of 2008 and 2007 were 12.1% and 29.4%, respectively. The main drivers of the variance in tax rates when compared to the statutory rate of 35% were the geographic mix of earnings with the corresponding differences in foreign statutory tax rates and the utilization of tax credits and tax holidays offset by U.S. State income taxes. Additionally, a discrete net tax benefit of $23.6 million was recorded in the third quarter of 2008 primarily related to U.S. foreign tax credits available for future utilization. In the third quarter of 2007, a discrete net tax benefit of $4.5 million was recorded relating to the true-up of prior years’ tax provision and certain U.S. Subpart F inclusions.

The effective income tax rates for the fiscal 2008 nine months and fiscal 2007 nine months were 25.4% and 31.3%, respectively. The main drivers of the variance in tax rates when compared to the statutory rate of 35% were the geographic mix of earnings with the corresponding differences in foreign statutory tax rates and the utilization of tax credits and tax holidays offset by U.S. State income taxes. Additionally, a discrete net tax benefit of $23.4 million was recorded for the fiscal 2008 nine months primarily related to the U.S. foreign tax credits available for future utilization. Through the fiscal 2007 nine months, a discrete net tax benefit of $4.5 million was recorded relating to the true-up of prior years’ tax provision and certain U.S. Subpart F inclusions.

As of October 27, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. As a result of this adoption, we recorded an additional tax liability of approximately $0.2 million to shareholders’ equity. As of August 1, 2008 and October 27, 2007, net unrecognized tax benefits of approximately $18.5 million and $17.4 million, respectively, were recorded with approximately $22.8 million and $21.7 million, respectively, recorded in other non-current liabilities and $4.3 million recorded in other non-current assets. If recognized, all of the net unrecognized tax liabilities and assets would affect the effective tax rate.

Interest and penalties associated with unrecognized tax benefits have been historically recorded as part of the provision for income tax in the Consolidated Statement of Income. As of August 1, 2008 and October 27, 2007, total interest and penalties of approximately $2.9 million and $1.8 million, respectively, were accrued as part of unrecognized tax benefits in the Consolidated Balance Sheet.

With respect to tax years subject to examination by the domestic taxing authorities, all years prior to and including 1999 are closed by statute with all subsequent years open due to the loss carryforward from 2000 and 2003 for U.S. Federal purposes. Additionally, due to the existence of tax loss carryforwards, the same relative periods exist for U.S. State purposes although, in some instances, earlier years also remain open. From a foreign jurisdiction perspective, the major locations in which we conduct business are as follows: United Kingdom – 2006 forward is open for examination; South Africa – 2004 forward is open for examination; Australia – 1997 forward remains open due to tax loss carryforwards; and Canada – 2003 forward is open for examination. There are a number of smaller entities in other countries that generally have tax statutes of limitation ranging from 3 to 5 years.

14.	Segment Information

As of August 1, 2008, we had three reportable segments: Underground Mining Machinery, Surface Mining Equipment and Crushing & Conveying. The Crushing & Conveying segment was created with the acquisition of Continental Global Group in the second quarter of 2008 and also includes breakage equipment previously only shown in Underground Mining Machinery. The intersegment sales for Crushing & Conveying include sales of breakage equipment to the Underground Mining Machinery and Surface Mining Equipment segments. Prior year quarter and nine months information related to breakage equipment has not been reclassified due to materiality. Operating income (loss) of the segments does not include interest income (expense) or provision for income taxes. Eliminations include the elimination of intersegment breakage equipment sales and the related operating income.

	Underground	Surface
	Mining	Mining	Crushing &
	Machinery	Equipment	Conveying	Corporate	Eliminations	Total

3rd Quarter 2008
Net Sales
Third party	$453,003	$365,543	$85,223	$-	$-	$903,769
Intersegment	-	-	23,405	-	(23,405)	-
Total	$453,003	$365,543	$108,628	$-	$(23,405)	$903,769

Operating income (loss)	$87,817	$53,185	$7,996	$(9,309)	$(6,070)	$133,619
Interest income	-	-	-	3,700	-	3,700
Interest expense	-	-	-	(8,581)	-	(8,581)
Reorganization items	-	-	-	(135)	-	(135)
Income before income taxes	$87,817	$53,185	$7,996	$(14,325)	$(6,070)	$128,603

3rd Quarter 2007
Net sales
Third party	$347,149	$274,636	$-	$-	$-	$621,785
Intersegment	-	-	-	-	-	-
Total	$347,149	$274,636	$-	$-	$-	$621,785

Operating income (loss)	$63,563	$53,671	$-	$(6,968)	$-	$110,266
Interest income	-	-	-	1,188	-	1,188
Interest expense	-	-	-	(8,118)	-	(8,118)
Reorganization items	-	-	-	(135)	-	(135)
Income before income taxes	$63,563	$53,671	$-	$(14,033)	$-	$103,201

Nine months 2008
Net sales
Third party	$1,209,417	$1,019,630	$158,184	$-	$-	$2,387,231
Intersegment	-	-	62,542	-	(62,542)	-
Total	$1,209,417	$1,019,630	$220,726	$-	$(62,542)	$2,387,231

Operating income (loss)	$233,334	$152,030	$11,932	$(25,881)	$(12,370)	$359,045
Interest income	-	-	-	9,344	-	9,344
Interest expense	-	-	-	(24,030)	-	(24,030)
Reorganization items	-	-	-	(2,311)	-	(2,311)
Income before income taxes	$233,334	$152,030	$11,932	$(42,878)	$(12,370)	$342,048

Nine months 2007
Net sales
Third party	$1,037,449	$773,964	$-	$-	$-	$1,811,413
Intersegment	-	-	-	-	-	-
Total	$1,037,449	$773,964	$-	$-	$-	$1,811,413

Operating income (loss)	$203,374	$144,184	-	$(21,733)	$-	$325,825
Interest income	-	-	-	5,032	-	5,032
Interest expense	-	-	-	(24,447)	-	(24,447)
Reorganization items	-	-	-	(415)	-	(415)
Income before income taxes	$203,374	$144,184	$-	$(41,563)	$-	$305,995

15.	Discontinued Operations

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

16.	Subsequent Event

On August 25, 2008, our Board of Directors increased our quarterly dividend by 17% from $0.15 to $0.175 per outstanding share of common stock. The dividend will be paid on September 19, 2008 to all shareholders of record at the close of business on September 5, 2008.

17.	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect an entity’s financial statements. SFAS 161 becomes effective for us beginning in fiscal 2010. We are currently evaluating the adoption of SFAS 161 to determine the effect on our financial statements and related disclosures.

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

The following tables present condensed consolidated financial information as of and for the quarter and nine months ended August 1, 2008 and July 27, 2007 for; (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes issued in November 2006, which include the significant domestic operations of Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co. and Continental Crushing & Conveying Inc. (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidated

Statement of Income

Quarter Ended August 1, 2008

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$580,360	$549,035	$(225,626)	$903,769

Cost of sales	-	437,955	407,575	(187,732)	657,798

Product development, selling
and administrative expenses	9,288	62,340	41,860	-	113,488
Other (income) expense	-	11,155	(12,291)	-	(1,136)
Operating income (loss)	(9,288)	68,910	111,891	(37,894)	133,619

Intercompany items	4,504	(22,072)	(9,142)	26,710	-
Interest income (expense) - net	(8,066)	111	3,074	-	(4,881)
Reorganization items	(135)	-	-	-	(135)

Income (loss) from continuing operations
before income taxes and equity	(12,985)	46,949	105,823	(11,184)	128,603

Provision (benefit) for income taxes	(33,439)	31,491	17,472	-	15,524
Equity in income (loss) of subsidiaries	92,625	68,410	-	(161,035)	-

Income (loss) from continuing operations	113,079	83,868	88,351	(172,219)	113,079

Income from discontinued operations	-	-	-	-	-

Net income	$113,079	$83,868	$88,351	$(172,219)	$113,079

Condensed Consolidated

Statement of Income

Quarter Ended July 27, 2007

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$373,372	$425,870	$(177,457)	$621,785

Cost of sales	-	258,638	311,642	(145,384)	424,896

Product development, selling
and administrative expenses	6,923	41,791	40,195	-	88,909
Other (income) expense	-	7,747	(10,033)	-	(2,286)
Operating income (loss)	(6,923)	65,196	84,066	(32,073)	110,266

Intercompany items	(2,865)	(4,030)	(19,947)	26,842	-
Interest income (expense) - net	(7,914)	485	499	-	(6,930)
Reorganization items	(135)	-	-	-	(135)

Income (loss) before income taxes
and equity	(17,837)	61,651	64,618	(5,231)	103,201

Provision (benefit) for income taxes s	(10,676)	32,388	8,588	-	30,300
Equity in income (loss) of subsidiaries	80,062	43,061	11,677	(134,800)	-

Net income	$72,901	$72,324	$67,707	$(140,031)	$72,901

Condensed Consolidated

Statement of Income

Nine Months Ended August 1, 2008

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$1,481,025	$1,469,441	$(563,235)	$2,387,231

Cost of sales	-	1,067,321	1,093,890	(454,076)	1,707,135

Product development, selling
and administrative expenses	25,900	160,461	136,616	-	322,977
Other (income) expense	-	31,979	(33,905)	-	(1,926)
Operating income (loss)	(25,900)	221,264	272,840	(109,159)	359,045

Intercompany items	5,816	(36,547)	(41,047)	71,778	-
Interest income (expense) - net	(22,275)	550	7,039	-	(14,686)
Reorganization items	(259)	-	(2,052)	-	(2,311)

Income (loss) from continuing operations
before income taxes and equity	(42,618)	185,267	236,780	(37,381)	342,048

Provision (benefit) for income taxes	(45,948)	97,316	35,582	-	86,950
Equity in income (loss) of subsidiaries	252,909	151,488	-	(404,397)	-

Income (loss) from continuing operations	256,239	239,439	201,198	(441,778)	255,098

Income from discontinued operations	-	1,141	-	-	1,141

Net income	$256,239	$240,580	$201,198	$(441,778)	$256,239

Condensed Consolidated

Statement of Income

Nine Months Ended July 27, 2007

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$1,170,940	$1,106,024	$(465,551)	$1,811,413

Cost of sales	-	813,689	797,155	(380,359)	1,230,485

Product development, selling
and administrative expenses	21,536	129,415	108,821	-	259,772
Other (income) expense	-	22,151	(26,820)	-	(4,669)
Operating income (loss)	(21,536)	205,685	226,868	(85,192)	325,825

Intercompany items	(6,210)	(19,670)	(40,849)	66,729	-
Interest income (expense) - net	(21,910)	784	1,711	-	(19,415)
Reorganization items	(415)	-	-	-	(415)

Income (loss) before income taxes
and equity	(50,071)	186,799	187,730	(18,463)	305,995

Provision (benefit) for income taxes	(25,188)	86,830	34,208	-	95,850
Equity in income (loss) of subsidiaries	235,028	118,595	25,673	(379,296)	-

Net income	$210,145	$218,564	$179,195	$(397,759)	$210,145

Condensed Consolidated

Balance Sheet

August 1, 2008

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$60,119	$7,746	$239,020	$-	$306,885
Accounts receivable-net	-	265,868	349,805	(13,755)	601,918
Inventories	-	470,723	537,114	(115,224)	892,613
Other current assets	69,498	8,470	46,448	(1,429)	122,987
Total current assets	129,617	752,807	1,172,387	(130,408)	1,924,403

Property, plant and equipment-net	150	183,551	110,041	-	293,742
Intangible assets-net	-	312,792	15,627	-	328,419
Investment in affiliates	2,391,174	1,181,578	240,310	(3,813,062)	-
Intercompany accounts-net	(1,062,396)	420,190	699,517	(57,311)	-
Deferred income taxes	233,920	-	204	-	234,124
Prepaid benefit costs	-	-	14,143	-	14,143
Other assets	2,967	12,776	13,743	-	29,486
Total assets	$1,695,432	$2,863,694	$2,265,972	$(4,000,781)	$2,824,317

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term obligations	$17,500	$14	$969	$-	$18,483
Trade accounts payable	1,083	146,986	120,308	-	268,377
Employee compensation and benefits	9,262	60,899	29,668	-	99,829
Advance payments and progress billings	-	254,928	270,637	(59,580)	465,985
Accrued warranties	-	26,518	23,903	-	50,421
Other accrued liabilities	(6,042)	37,680	98,887	(3,650)	126,875
Total current liabilities	21,803	527,025	544,372	(63,230)	1,029,970

Long-term obligations	544,122	145	1,827	-	546,094

Other non-current liabilities	228,350	11,612	107,134	-	347,096

Shareholders' equity	901,157	2,324,912	1,612,639	(3,937,551)	901,157

Total liabilities and shareholders' equity	$1,695,432	$2,863,694	$2,265,972	$(4,000,781)	$2,824,317

Condensed Consolidated

Balance Sheet

October 26, 2007

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$36,614	$11,394	$125,240	$-	$173,248
Accounts receivable-net	-	228,080	338,714	(6,552)	560,242
Inventories	-	378,069	425,878	(76,587)	727,360
Other current assets	37,026	21,145	21,248	(2,474)	76,945
Total current assets	73,640	638,688	911,080	(85,613)	1,537,795

Property, plant and equipment-net	177	147,781	86,071	-	234,029
Intangible assets-net	-	68,998	10,718	-	79,716
Investment in affiliates	1,905,608	914,767	214,965	(3,035,340)	-
Intercompany accounts receivable-net	(864,779)	217,697	686,627	(39,545)	-
Deferred income taxes	248,139	-	-	-	248,139
Prepaid benefit costs	-	-	779	-	779
Other assets	1,898	16,463	16,084	-	34,445
Total assets	$1,364,683	$2,004,394	$1,926,324	$(3,160,498)	$2,134,903

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$-	$13	$227	$-	$240
Trade accounts payable	1,523	91,181	106,494	-	199,198
Employee compensation and benefits	7,803	25,849	25,838	-	59,490
Advance payments and progress billings	-	171,369	179,298	(26,565)	324,102
Accrued warranties	-	25,250	24,132	-	49,382
Other accrued liabilities	15,498	31,348	77,515	(3,234)	121,127
Total current liabilities	24,824	345,010	413,504	(29,799)	753,539

Long-term obligations	395,152	149	956	-	396,257

Other non-current liabilities	220,713	12,472	27,928	-	261,113

Shareholders' equity (deficit)	723,994	1,646,763	1,483,936	(3,130,699)	723,994

Total liabilities and shareholders' equity (deficit)	$1,364,683	$2,004,394	$1,926,324	$(3,160,498)	$2,134,903

Condensed Consolidated

Statement of Cash Flows

Nine Months Ended August 1, 2008

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$183,974	$22,275	$128,218	$-	$334,467

Investing Activities:
Acquisition of business, net of cash received	(266,004)	2,592	8,168	-	(255,244)
Property, plant and equipment acquired	-	(37,216)	(19,101)	-	(56,317)
Proceeds from the sale of business	-	9,868	-	-	9,868
Other - net	509	(1,164)	944	-	289
Net cash (used) provided by investing activities	(265,495)	(25,920)	(9,989)	-	(301,404)

Financing Activities:
Exercise of stock options	18,293	-	-	-	18,293
Excess income tax benefit from exercise of stock options	12,021	-	-	-	12,021
Dividends paid	(48,572)	-	-	-	(48,572)
Purchase of treasury stock	(41,471)	-	-	-	(41,471)
Financing fees	(1,495)	-	-	-	(1,495)
Borrowings (payments) on long-term obligations, net	166,250	(3)	(676)	-	165,571
Increase (decrease) in short-term notes payable, net	-	-	(3,786)	-	(3,786)
Net cash used by financing activities	105,026	(3)	(4,462)	-	100,561

Effect of exchange rate changes on cash and
cash equivalents	-	-	13	-	13
Increase (decrease) in cash and cash equivalents	23,505	(3,648)	113,780	-	133,637
Cash and cash equivalents at beginning of period	36,614	11,394	125,240	-	173,248
Cash and cash equivalents at end of period	$60,119	$7,746	$239,020	$-	$306,885

Condensed Consolidated

Statement of Cash Flows

Nine Months Ended July 27, 2007

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$156,046	$12,407	$41,881	$-	$210,334

Investing Activities:
Acquisition of business, net of cash received	-	(2,147)	(8,454)	-	(10,601)
Property, plant and equipment acquired	-	(29,477)	(13,638)	-	(43,115)
Proceeds from the sale of business	-	228	-	-	228
Other - net	(157)	538	1,004	-	1,385
Net cash (used) provided by investing activities	(157)	(30,858)	(21,088)	-	(52,103)

Financing Activities:
Exercise of stock options	11,869	-	-	-	11,869
Excess income tax benefit from exercise of stock options	6,977	-	-	-	6,977
Dividends paid	(49,985)	-	-	-	(49,985)
Purchase of treasury stock	(456,631)	-	-	-	(456,631)
Issuance of senior notes	394,874	-	-	-	394,874
Financing fees	(976)	-	-	-	(976)
Borrowings (payments) on long-term obligations, net	(47,048)	(2)	(338)	-	(47,388)
Increase (decrease) in short-term notes payable, net	-	-	(5,248)	-	(5,248)
Net cash used by financing activities	(140,920)	(2)	(5,586)	-	(146,508)

Effect of exchange rate changes on cash and
cash equivalents	-	-	5,631	-	5,631
Increase (decrease) in cash and cash equivalents	14,969	(18,453)	20,838	-	17,354
Cash and cash equivalents at beginning of period	(1,270)	24,970	77,554	-	101,254
Cash and cash equivalents at end of period	$13,699	$6,517	$98,392	$-	$118,608

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

Orders in the third quarter of 2008 were up to a record $1.5 billion, up 139% from $628 million in the prior-year period and were $3.6 billion for the fiscal 2008 nine months, up 87% from $1.9 billion in the prior-year nine months, both on strengthened conditions in the U.S. coal market and continued growing demand from the international markets. Net sales for the third quarter of 2008 were $903.8 million compared to $621.8 million in the prior-year period, an increase of 45% and for the fiscal 2008 nine months were $2.4 billion, up 32% compared to $1.8 billion in the prior-year nine months. In response to the continued strength of international demand for mined resources and the resurgence of the U.S. underground market, capacity increases and process improvement initiatives have allowed revenue increases both in the quarter and nine-month period. The Continental business has also added $85.2 million and $158.2 million of sales in the quarter and nine-month period of 2008. Operating income in the quarter increased to $133.6 million from $110.3 million in the third quarter 2007 and increased in the fiscal 2008 nine months to $359.0 million from $325.8 million in the comparable prior year period.

During the third quarter of 2008, we finalized an extension of our labor agreement through August 2012 with the United Steelworkers of America at our manufacturing facility in Milwaukee, Wisconsin. The agreement will provide workforce stability as we navigate through record demand for mining equipment worldwide.

During the third quarter of 2008, we continued the integration of the Continental acquisition, including the rebranding of the Continental Crushing & Conveying entity. During the quarter and nine-month period, Continental contributed $112.6 million and $199.4 million to bookings. Continental’s operating income for the quarter and nine-month period was negatively impacted by $5.8 million and $16.9 million of purchase accounting charges, respectively.

In the second quarter of fiscal 2008 we revised our reportable segments and now have three segments: Underground Mining Machinery, Surface Mining Equipment and Crushing & Conveying. The Crushing & Conveying segment includes both the legacy Continental business and Stamler breakage equipment. With the creation of our third segment, we also have eliminations which represent the sales and operating income associated with the Stamler breakage equipment that were sold through the Underground Mining Machinery and Surface Mining Equipment segments.

During the third quarter of 2008 we renamed the following divisions to align to internal presentation. Neither Eurasia nor Australasia includes China.

Previous Presentation	Revised Presentation
Emerging markets served out of the United Kingdom	Eurasia
Australia	Australasia

Results of Operations

Quarter Ended August 1, 2008 to Quarter Ended July 27, 2007.

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	August 1,	July 27,	$	%
In thousands	2008	2007	Change	Change

Net Sales
Underground Mining Machinery	$453,003	$347,149	$105,854	30.5%
Surface Mining Equipment	365,543	274,636	90,907	33.1%
Crushing & Conveying	108,628	-	-	-
Eliminations	(23,405)	-	-	-
Total	$903,769	$621,785	$281,984	45.4%

The increase in net sales for Underground Mining Machinery in the third quarter was the result of a $67.9 million increase in original equipment sales and a $38.0 million increase in the sale of aftermarket products and service. Increased original equipment sales were reported in Eurasia of $45.4 million, the United States of $25.7 million and South Africa of $11.4 million offset by decreased sales in China of $12.0 million. Increased original equipment sales in Eurasia were primarily the result of a roof support system shipped in the quarter while increases in the United States were due to additional shuttle cars, battery cars and a roof support system. Aftermarket sales increases were experienced globally, led by the United States due to the recovery of the United States underground coal market.

The increase in net sales for Surface Mining Equipment in the third quarter was the result of a $37.1 million increase in original equipment sales and a $53.8 million increase in aftermarket products and service. Original equipment sales increased in the United States, Chile and Canada due to the continued growth in global commodity markets offset by decreased sales in Australasia as weather and transportation issues have impacted mine productivity. Aftermarket sales increases were experienced globally, with the exception of Australasia.

The net sales in Crushing & Conveying represented the strength of the conveying systems and aftermarket parts and services in the United States, Australia and United Kingdom.

The eliminations represent the Stamler crushing equipment which is sold through the Underground Mining Machinery segment but managed as part of the Crushing & Conveying segment.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	August 1, 2008		July 27, 2007
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Underground Mining Machinery	$87,817	19.4%	$63,563	18.3%
Surface Mining Equipment	53,185	14.5%	53,671	19.5%
Crushing & Conveying	7,996	7.4%	-	-
Corporate Expense	(9,309)	-	(6,968)	-
Eliminations	(6,070)	-	-	-
Total	$133,619	14.8%	$110,266	17.7%

Operating income for Underground Mining Machinery was $87.8 million in the third quarter of 2008, 19.4% of net sales, compared to operating income of $63.6 million in the third quarter of 2007, which was 18.3% of net sales. Operating income increased in the current quarter compared to a year ago as the result of strong sales in the United States, Eurasia and South Africa, partially offset by a slight decline in China. The third quarter of 2008 also included $7.2 million of performance-based compensation expense. The increase of the return on sales percentage in the current quarter to 19.4% was primarily due to product development, selling and administrative cost control initiatives.

Operating income for Surface Mining Equipment was $53.2 million in the third quarter of 2008, 14.5% of net sales, compared to operating income of $53.7 million in the third quarter of 2007, which was 19.5% of net sales. Operating income decreased by $0.5 million in the quarter despite $90.9 million increase in sales due to the foreign currency losses primarily in Chile of $5.4 million, the retiree benefit cost associated with the execution of the Steelworkers agreement in Milwaukee of $5.3 million, increased performance-based compensation expense of $4.5 million and increased product development, selling and administrative expense to support increased global infrastructure. The decrease in operating income as a percentage of sales was driven by the same factors as disclosed above.

Operating income for Crushing & Conveying included $6.9 million of purchase accounting charges.

Corporate expense increased by $2.3 million primarily related to increased legal fees and performance-based compensation expense.

The eliminations represent the Stamler crushing equipment which are sold through the Underground Mining Machinery segment but managed as part of the Crushing & Conveying segment.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $113.5 million, or 12.6% of sales, in the third quarter of 2008, as compared to $88.9 million, or 14.3% of sales, in the third quarter of 2007. Increased product development, selling and administrative expense was attributable to $10.8 million related to the Continental acquisition, $4.6 million of performance based compensation expense, $4.1 million of higher selling expenses related to increased business activity and the development of current and emerging markets.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2008 decreased to $15.5 million as compared to $30.3 million in the third quarter of 2007. On a consolidated basis, these income tax provisions represented effective income tax rates for the third quarters of 2008 and 2007 of 12.1% and 29.4%, respectively. On a recurring basis, the main drivers of the variance in tax rates in relation to the U.S. statutory rate of 35% were the geographic mix of earnings with the corresponding differences in foreign statutory tax rates and the utilization of tax credits and tax holidays offset by U.S. State income taxes. Additionally, a discrete net tax benefit of $23.6 million was recorded in the third quarter of 2008 primarily related to U.S. foreign tax credits available for future utilization. In the third quarter of 2007, a discrete net tax benefit of $4.5 million was recorded relating to the true-up of prior years’ tax provision and certain U.S. Subpart F inclusions.

A review of income tax valuation reserves was performed as part of the analysis of the third quarter of 2008 and 2007 income tax provisions, respectively, and no material discrete adjustments were warranted for either period. Additionally, tax contingencies reserved under FIN 48 were reviewed and no adjustments were required.

Cash taxes paid for the third quarter of 2008 were $12.2 million, or 9.5% of pre-tax income, compared to $18.8 million, or 18.2% of pre-tax income, in the third quarter of 2007. This decrease in cash taxes paid was primarily due to timing requirements of local tax payments and utilization of tax credits and holidays offset by increased U.S. and international profitability year over year and reduced net operating loss availability.

Nine Months Ended August 1, 2008 to Nine Months Ended July 27, 2007.

Net Sales

	Nine Months Ended
	August 1,	July 27,	$	%
In thousands	2008	2007	Change	Change

Net Sales
Underground Mining Machinery	$1,209,417	$1,037,449	$171,968	16.6%
Surface Mining Equipment	1,019,630	773,964	245,666	31.7%
Crushing & Conveying	220,726	-	-	-
Eliminations	(62,542)	-	-	-
Total	$2,387,231	$1,811,413	$575,818	31.8%

The increase in net sales for Underground Mining Machinery in the fiscal 2008 nine months compared with the fiscal 2007 nine months was the result of a $99.6 million increase in original equipment sales and a $72.4 million increase in aftermarket products and service. Increased original equipment sales were reported in Eurasia of $78.3 million, China of $37.7 million, and South Africa of $27.2 million offset by decreased sales in the United States of $22.6 million as a result of the lingering effects of the weakness in the United States underground coal market. Increases in original equipment were largely the result of increases in sales related to shearers, powered roof supports and armored face conveyors offset by decreased shipments of continuous miners. Aftermarket sales increases to support the expanding installed fleet of equipment were reported across all underground markets, with the exception of Eurasia.

The increase in net sales of Surface Mining Equipment for the fiscal 2008 nine months compared to the fiscal 2007 nine months was the result of a $107.8 million increase in original equipment and a $137.9 million increase in aftermarket products and service. Increased original equipment sales in the United States, China, Canada and Chile were primarily from sales of electric mining shovels and continued to reflect the ongoing growth of activity levels for both the replacement of existing equipment and the addition of new mining capacity for copper, coal, and oil sands. Aftermarket sales growth was particularly strong out of the United States due to the continued strength in copper and surface mined coal and Canada due to the increased number of electric mining shovels operating in the Alberta oil sands. Aftermarket growth was partially offset by decreases in Australia due to the effects of industry consolidation and port capacity constraints.

Operating Income

	Nine Months Ended
	August 1, 2008		July 27, 2007
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Underground Mining Machinery	$233,334	19.3%	$203,374	19.6%
Surface Mining Equipment	152,030	14.9%	144,184	18.6%
Crushing & Conveying	11,932	5.4%	-	-
Corporate Expense	(25,881)	-	(21,733)	-
Eliminations	(12,370)	-	-	-
Total	$359,045	15.0%	$325,825	18.0%

Operating income for Underground Mining Machinery was $233.3 million for the fiscal 2008 nine months, 19.3% of net sales, compared to operating income of $203.4 million for the same period a year ago, which was 19.6% of net sales. The increase in operating income in the fiscal 2008 nine months was associated with increased sales volumes in all markets with the exception of Australasia, and decreased pension and other post-retirement benefit expense of $12.2 million offset by $15.6 million of performance-based compensation expense and a $7.9 million increase in infrastructure spending in China. The decrease in the return on sales percentage in the fiscal 2008 nine months was due to the mix of original equipment, increased raw material costs and increased performance-based incentive compensation partially offset by focused general and administrative expense control.

Operating income for Surface Mining Equipment was $152.0 million for the fiscal 2008 nine months, 14.9% of net sales, compared to operating income of $144.2 million for the same period a year ago, which was 18.6% of net sales. The increase in operating income in the fiscal 2008 nine months was due to increased volumes offset by a $22.7 million charge related to the termination of a repair and maintenance contract in Australia, increased performance-based compensation of $9.3 million, the retiree benefit cost associated with the execution of the Steelworkers agreement in Milwaukee of $5.3 million and increased product development, selling and administrative expense of $24.2 million. The return on sales percentage in the fiscal 2008 nine months of 14.9%, decreased from 18.6% in the prior year nine months largely as a result of the increased product development, selling and administrative cost, the termination of the repair and maintenance contract and mix of greater original equipment sales.

Operating income for Crushing & Conveying included $16.9 million of purchase accounting charges.

Corporate expense increased by $4.1 million due to increased performance-based compensation, legal fees and severance costs.

The eliminations represent the Stamler crushing equipment which are sold through the Underground Mining Machinery segment but managed as part of the Crushing & Conveying segment.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $323.0 million, or 13.5% of sales, in the fiscal 2008 nine months, as compared to $259.8 million, or 14.3% of sales, in the fiscal 2007 nine months. Increased product development, selling and administrative expense was attributable to $13.2 million of higher selling expenses related to increased business activity, $19.2 million related to the Continental acquisition, $10.6 million of increased performance-based compensation, $7.2 million of unfavorable foreign currency fluctuations, and $6.2 million of increased product development activities.

Provision for Income Taxes

The provision for income taxes for the fiscal 2008 nine months decreased to $87.0 million as compared to $95.9 million for the fiscal 2007 nine months. On a consolidated basis, these income tax provisions represented effective income tax rates for the fiscal 2008 nine months and fiscal 2007 nine months of 25.4% and 31.3%, respectively. On a recurring basis, the main drivers of the variance in tax rates between periods and in relation to the U.S. statutory rate of 35% were the geographic mix of earnings with the corresponding differences in foreign statutory tax rates and the utilization of tax credits and tax holidays offset by U.S. State income taxes. Additionally, a discrete net tax benefit of $23.4 million was recorded in the nine months of 2008 primarily related to U.S. foreign tax credits available for future utilization. Through the third quarter of 2007, a discrete net tax benefit of $4.5 million was recorded relating to the true-up of prior years’ tax provision and certain U.S. Subpart F inclusions.

Cash taxes paid for the fiscal 2008 nine months were $99.9 million, or 29.2% of pre-tax income, compared to $47.5 million, or 15.5% of pre-tax income, paid for the fiscal 2007 nine months. This increase in cash taxes paid was primarily due to increased U.S. and international profitability year over year and limited net operating losses available to offset taxable income in the U.S. offset partially by the utilization of tax credits and holidays.

Bookings and Backlog

Bookings for the quarter and nine months ended August 1, 2008 and July 27, 2007, respectively, are the following:

	Quarter Ended		Nine Months Ended
	August 1,	July 27,	August 1,	July 27,
	2008	2007	2008	2007

Underground Mining Machinery	$742,746	$393,362	$1,847,694	$1,103,897
Surface Mining Equipment	645,068	235,065	1,555,557	817,865
Crushing & Conveying	126,494	-	263,916	-
Eliminations	(13,862)	-	(64,546)	-
Total Bookings	$1,500,446	$628,427	$3,602,621	$1,921,762

Bookings in the quarter totaled $1.5 billion, an increase of 139% from the $628 million in total orders in the prior year’s quarter reflecting continued international market strength and the resurgence of the U.S. underground coal market. Original equipment orders were up over 340% while aftermarket orders were up over 40%.

Underground orders increased almost 90% to a record $743 million in the quarter, with original equipment orders being led by continuous miners in the United States and over 50% aftermarket order increases in the United States and Australasia.

Surface orders increased almost 175% to a record level of $645 million in the quarter. Original equipment orders were led by electric mining shovels in North and South America and Australasia while aftermarket orders grew in all markets worldwide.

The business associated with the Continental acquisition contributed $113 million to bookings in the third quarter led by significant orders in the United States, Australasia and Eurasia.

Due to the continued strength of the surface mining business and the surging U.S. underground coal market, backlog increased from $1.6 billion at the end of fiscal 2007 to $3.0 billion at the end of the fiscal 2008 third quarter.

Liquidity and Capital Resources

The following table summarizes the major components of our working capital as of August 1, 2008 and October 26, 2007, respectively:

	August 1,	October 26,
In millions	2008	2007
Cash and cash equivalents	$306.9	$173.2
Accounts receivable	601.9	560.2
Inventories	892.6	727.4
Other current assets	123.0	77.0
Short-term debt	(18.5)	(0.2)
Accounts payable	(268.4)	(199.2)
Employee compensation and benefits	(99.8)	(59.5)
Advance payments and progress billings	(466.0)	(324.1)
Accrued warranties	(50.4)	(49.4)
Other current liabilities	(126.9)	(121.1)

Working Capital	$894.4	$784.3

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

Expansion efforts continued at our surface mining operations during the third quarter. Efforts continued on a $48.0 million, 130,000 square foot expansion in proprietary component machining capabilities for P&H Mining at our Tianjin, China campus, with first piece runoff of currently installed equipment completed early in the fourth quarter of fiscal 2008, with full production targeted for the second half of 2009. The next phase of our expansion will be an approximately 150,000 square foot facility in Tianjin, China and will give us further transmission assembly capabilities. We also plan to expand repair and rebuild capabilities in Alberta, Canada to support the increasing oil sands investments. We also will be consolidating and expanding repair and rebuild capabilities in the Iron Range region in Minnesota. Outsourcing arrangements continue to expand for certain non-proprietary P&H components, such as large fabrications, in areas of the world in which the products are ultimately destined.

During the fiscal 2008 nine months, cash provided by operating activities was $334.5 million compared to cash provided by operating activities of $210.3 million during the fiscal 2007 nine months. The increase was primarily associated with greater emphasis on obtaining advanced payments and progress billings for long-lead time equipment and machinery combined with certain global initiatives focused on working capital management.

During the fiscal 2008 nine months, cash used by investing activities was $301.4 million compared to cash used by investing activities of $52.1 million during the fiscal 2007 nine months. The increase in cash used by investing activities was primarily due to the $252.1 million acquisition of Continental in the second quarter of fiscal 2008. This cash usage was partially offset by proceeds from the collection of a note receivable related to the fiscal 2006 sale of The Horsburgh & Scott Company of $9.9 million which was collected in the first quarter of 2008.

During the fiscal 2008 nine months, cash provided by financing activities was $100.6 million compared to cash used by financing activities of $146.5 million in the fiscal 2007 nine months. The primary drivers of the change were the $175 million term loan associated with the Second Amendment to our existing credit facility the proceeds of which were used in the acquisition of Continental and decreased purchases of common stock associated with our share repurchase program, which were primarily funded in 2007 through our issuance of Senior Notes.

On May 22, 2008, our Board of Directors declared a cash dividend of $0.15 per outstanding share of common stock. The dividend was paid on June 19, 2008 to all shareholders of record at the close of business on June 5, 2008.

Under our share repurchase program, management is authorized to repurchase up to $1.0 billion in shares in the open market or through privately negotiated transactions until December 31, 2008. During the quarter ended August 1, 2008, we repurchased approximately $24.4 million of common stock, representing 353,800 shares. During the nine months ended August 1, 2008, we have repurchased approximately $41.5 million of common stock, representing 651,000 shares. As of August 1, 2008, we have repurchased approximately $836.7 million of common stock, representing 17,874,712 shares under our currently authorized share repurchase program.

Continental Acquisition

On February 14, 2008 we completed the previously announced acquisition of N.E.S. Investment Co. (“Parent”) and thereby its subsidiary, Continental Global Group, Inc. (“Continental”) a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications. The Continental acquisition further strengthens our ability to provide a more complete mining solution to our customers. We purchased all of the outstanding shares of the Parent for an aggregate amount of $252.1 million, which is net of approximately $5.9 million of indebtedness assumed by us at closing and $12.0 million of cash acquired. We also incurred $1.9 million of direct acquisition costs related to the acquisition. The purchase price was funded in part through available cash and credit resources and a $175.0 million term loan.

The Second Amendment calls for quarterly principal payments of 2.5% of the initial term loan through October 31, 2011, and at which time the remaining outstanding principal equal to 62.5% of the initial term loan is due. Initial outstanding borrowings bear interest equal to the Base Rate and thereafter based on LIBOR plus the applicable spread. As part of the Second Amendment, we may request an increase to the term loan outstanding not to exceed $75.0 million. No changes were made to existing financial covenants.

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

Contract Termination

In the second quarter of fiscal 2008, we recorded a $21.0 million charge related to the termination of a maintenance and repair contract. The contract covers equipment that includes a dragline delivered in 1996 and includes provisions that mitigate the customer’s risk associated with buying the first of the 9020-model dragline. The charge includes the write-off of related assets plus anticipated transition costs. The charge was recorded in the second quarter based on the status of termination negotiations related to the contract. The termination of the contract was finalized in the third quarter of fiscal 2008 with an additional charge of $1.7 million.

Financial Condition

As of the end of the third quarter fiscal 2008, we had $306.9 million in cash and cash equivalents and $250.0 million available for borrowings under the Credit Agreement. Our primary cash requirements include working capital, capital expenditures, dividends and share repurchases. We will also continue to evaluate potential acquisitions. Target acquisitions would include “bolt-on” businesses which would be mining-related product line additions or service extensions or businesses that would provide a strong branded, highly engineered product with the platform for our life-cycle management strategy and provide a solid base for growth potential. Based upon our current level of operations, we believe that cash flows from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future cash requirements.

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

We believe our accounting policies for revenue recognition, inventories, intangible assets, accrued warranties, pension and postretirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 26, 2007 for a discussion of these policies. There were no material changes to these policies during the third quarter of fiscal 2008.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended August 1, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

We made the following purchases of our common stock, par value $1.00 per share, during the period covered by this report:

Maximum Approximate
Dollar Value of Shares
			Total Number of Shares	that May Yet Be
	Total Number	Average	Purchased as Part of	Purchased Under the
	of Shares	Price Paid	Publicly Announced	Plans or Programs
Period	Purchased	per Share	Plans or Programs	(in millions)*

May 3, 2008 to	-	$-	-	$-
June 2, 2008

June 3, 2008 to	-	$-	-	$-
July 2, 2008

July 3, 2008 to	353,800	$68.91	353,800	$163.3
August 1, 2008

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

JOY GLOBAL INC.
(Registrant)

/s/ James H. Tate

Date: September 4, 2008	James H. Tate
Chief Financial Officer

/s/ Michael S. Olsen

Date: September 4, 2008	Michael S. Olsen
Vice President and
Chief Accounting Officer