Form 10-K
period 2008-10-31
JOY GLOBAL INC
filed 2008-12-19
CIK 801898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 31, 2008

OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From                  to

Commission File number 001-09299

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, as of May 2, 2008 the last business day of our most recently completed second fiscal quarter, based on a closing price of $76.97 per share, was approximately $8.3 billion.

The number of shares outstanding of registrant’s common stock, as of December 12, 2008, was 102,145,640.

Documents incorporated by reference: the information required by Part III, Items 10, 11, 12, 13, and 14, is incorporated herein by reference to the proxy statement for the registrant’s 2009 annual meeting of stockholders.

This Page

Intentionally

Left Blank

Joy Global Inc.

INDEX TO

ANNUAL REPORT ON FORM 10-K

For The Year Ended October 31, 2008

PART I

This document contains forward-looking statements, which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this document, terms such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “may be,” “objective,” “plan,” “predict,” “will be,” and the like are intended to identify forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ for a variety of reasons, many of which are beyond our control. Forward-looking statements are based upon our expectations at the time they are made. Although we believe that our expectations are reasonable, we can give no assurance that our expectations will prove to be correct. Important factors that could cause actual results to differ materially from such expectations (“Cautionary Statements”) are described generally below and disclosed elsewhere in this document, including in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

We describe these and other risks and uncertainties in greater detail under Item 1A “Risk Factors” below.

Item 1.  Business

General

Joy Global Inc. (“we” and “us”) is a leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, and other minerals. In February 2008, we acquired N.E.S. Investment Co. and its wholly owned subsidiary, Continental Global Group, Inc. (“Continental”), a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications. With the acquisition of Continental, we restructured our operating segments by combining the crushers and feeder breakers associated with the previous year’s Stamler acquisition with the legacy Continental business to create our third operating segment, Continental Crushing & Conveying (“CCC”). Along with the CCC segment, we have two other operating segments: underground mining machinery (Joy Mining Machinery or “Joy”) and surface mining equipment (P&H Mining Equipment or “P&H”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. Sales of original equipment for the mining industry, as a class of products, accounted for 42%, 37%, and 39% of our consolidated sales for fiscal 2008, 2007, and 2006, respectively. Aftermarket sales, which includes revenues from maintenance and repair services, mining equipment and electric motor rebuilds, equipment erection services, and sales of replacement parts, account for the remainder of our consolidated sales for each of those years. Because these aftermarket sales generally include a combination of various products and services, it would be impracticable to determine whether any other class of products or services could be considered to exceed 10% of our consolidated revenues in any of the past three fiscal years.

We are the direct successor to a business begun almost 125 years ago and were known as Harnischfeger Industries, Inc. (the “Predecessor Company”) prior to our emergence from protection under Chapter 11 of the U.S. Bankruptcy Code on July 12, 2001.

Underground Mining Machinery

Joy is the world’s largest producer of high productivity underground mining machinery for the extraction of coal and other bedded materials. It has significant facilities in Australia, South Africa, the United Kingdom, China and the United States as well as sales offices and service facilities in India, Poland, and Russia. Joy products include: continuous miners; longwall shearers; powered roof supports; armored face conveyors; shuttle cars; flexible conveyor trains; complete longwall mining systems (consisting of powered roof supports, an armored face conveyor, and a longwall shearer); continuous haulage systems; battery haulers and roof bolters. Joy also maintains an extensive network of service and replacement parts distribution centers to rebuild and service equipment and to sell replacement parts in support of its installed base. This network includes five service centers in the United States and eight outside of the United States, all of which are strategically located in major underground mining regions.

Fiscal 2008 Developments:

•

Joy developed and shipped its first High Capacity Longwall system. The 7LS7 Shearer has a cutting height of 6.5 meters, allowing for more efficient mining of higher coal seams. The 7LS7 Shearer is currently producing at world class levels, with over one million metric tons mined per month.

•

Joy broke ground on its new Customer Care Center in South Africa. The facility will be the pilot site for Joy “Smart Services” and will provide gathering of relevant information on machine performance to provide preemptive and predictive feedback which ultimately will provide better machine availability and reduced costs.

Products and Services:

Continuous miners – Electric, self-propelled continuous miners cut material using carbide-tipped bits on a horizontal rotating drum. Once cut, the material is gathered onto an internal conveyor and loaded into a haulage vehicle or continuous haulage system for transportation to the main mine belt.

Longwall shearers – A longwall shearer moves back and forth on an armored face conveyor parallel to the material face. Using carbide-tipped bits on cutting drums at each end, the shearer cuts a meter to 6.5 meters of material on each pass and simultaneously loads the material onto the armored face conveyor for transport to the main mine belt.

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

Fiscal 2008 Developments:

•

At the MINExpo in Las Vegas, Nevada, we introduced the 9030C Ultra-Class dragline. With a bucket capacity of 110-160 cubic yards, the 9030C is the largest model of the new 9000 C-Series. The 9030C will leverage the advanced P&H Centurion™ control system, first available as part of the C-Series electric mining shovels. The Centurion control system coordinates and optimizes multiple systems and subsystems that comprise the overall shovel, which ultimately lead to increased performance, greater control over maintenance costs and increased shovel reliability.

•

During the third quarter, the first part was machined in our new 130,000 square foot manufacturing facility in Tianjin, China. The facility is targeted to be fully operational by May 2009. The facility will be fully equipped to manufacture transmission parts and assemblies for original equipment and aftermarket, and will include gear machining and grinding, rotating part and shaft manufacturing, and heat treatment and assembly processes.

Products and Services:

Electric mining shovels – Mining shovels are primarily used to load copper ore, coal, iron ore, other mineral-bearing materials and overburden into trucks or other conveyances. There are two basic types of mining loaders: electric shovels and hydraulic excavators. Electric mining shovels feature larger buckets, allowing them to load greater volumes of material, while hydraulic excavators are smaller and more maneuverable. The electric mining shovel offers the lowest cost per ton of mineral mined. Its use is determined by the size of the mining operation and the availability of electricity. P&H manufactures only electric mining shovels rather than mechanically driven shovels. Dippers (buckets) can range in size from 12 to 82 cubic yards.

Walking draglines – Draglines are primarily used to remove overburden to uncover coal or mineral deposits and then to replace the overburden as part of reclamation activities. P&H’s draglines are equipped with bucket sizes ranging from 30 to 160 cubic yards.

Blasthole drills – Most surface mines require breakage or blasting of rock, overburden, or ore using explosives. A pattern of holes to contain the explosives is created by a blasthole drill. Drills are usually described in terms of the diameter of the hole they bore. Blasthole drills manufactured by P&H bore holes ranging in size from 9 7/8 to 17.5 inches in diameter.

P&H MinePro Services provides life cycle management support, including equipment erections, relocations, inspections, service, repairs, rebuilds, upgrades, used equipment, new and used parts, enhancement kits, and training. The term “life cycle management” refers to our strategy to maximize the productivity of our equipment over the equipment’s entire operating life cycle through the optimization of the equipment, its operating and maintenance procedures, and its upgrade and refurbishment. Each life cycle management program is specifically designed for a particular customer and that customer’s application of our equipment. Under each program, we provide aftermarket products and services to support the equipment during its operating life cycle. Under some of the programs, the customer pays us an amount based upon hours of operation or units of production achieved by the equipment. The amount to be paid per unit is determined by the economic model developed on a case-by-case basis, and is set at a rate designed to include both the estimated costs and anticipated profit. Through life cycle management contracts, MinePro guarantees availability levels and reduces customer operating risk.

P&H MinePro Services personnel and MinePro distribution centers are strategically located close to customers in major mining centers around the world, supporting P&H and other brands. P&H sells its products and services directly to its customers through a global network of sales and marketing personnel. The P&H MinePro Services distribution organization also represents other leading providers of equipment and services to the mining industry and associated industries, which we refer to as “Alliance Partners.” Some of the P&H Alliance Partner relationships include the following companies:

• Berkley Forge and Tool Inc. • Bridon American Corporation • Carbone of America • Hensley Industries Inc. • Hitachi Mining Division • LeTourneau Inc.	• Phillippi-Hagenbach Inc. • Prodinsa Wire Rope • Terex Mining Company - Reedrill • Terex Mining Company – Unit Rig • Wire Rope Industries Ltd. • Wire Rope Corporation of America, Inc.

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

Continental Crushing & Conveying

CCC is the nation’s largest manufacturer and distributer of bulk material crushing and conveyor systems. CCC has facilities in Australia, South Africa, the United Kingdom and the United States. CCC’s products are used in coal, hard rock mining for metals and minerals, aggregates and tunneling.

Fiscal 2008 Developments:

•	First shipments of conveying equipment made to Russia through Kemerova, Siberia office.

•	JLV(r) Pulley product line was launched in the Americas.

•	Consolidated U.S. manufacturing operations of the Hewitt-Robins brand into Belton, SC location.

Products and Services:

Feeder breakers – Feeder breakers are a form of crusher that uses rotating drums with carbide-tipped bits to break down the size of the mined material for loading onto conveyor systems or feeding into processing facilities. Mined material is typically loaded into the feeder breaker by a shuttle car or battery hauler in underground applications and by haul trucks in surface applications.

Conveyor systems – used in both above- and under-ground applications. The primary component of a conveyor system is the terminal which itself comprises a drive, discharge, take-up and tail loading section.

High angle conveyors – The Continental High Angle Conveyor is a versatile method for elevating or lowering materials continuously from one level to another at extremely steep angles. One of the differentiating factors of the Continental technology is the use of the proprietary fully equalized pressing mechanism which secures material toward the center of the belt while gently, but effectively, sealing the belt edges together. The High Angle Conveyor has throughput rates ranging from .30 to 4,400 tons per hour.

Seasonality

All of our business segments are subject to moderate seasonality, with the first quarter of our fiscal year generally experiencing lower sales due to a decrease in working days caused by the Thanksgiving and year-end holidays.

Financial Information

Financial information about our business segments and geographic areas of operation is contained in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules.

Employees

As of October 31, 2008, we employed approximately 11,800 people with approximately 5,700 employed in the United States. Collective bargaining agreements or similar type arrangements cover 36% of our U.S. workforce and 25% of our international employees.

Customers

Joy, P&H and CCC sell their products primarily to large global and regional mining companies. No customer or affiliated group of customers accounted for 10% or more of our consolidated sales for fiscal 2008.

Competitive Conditions

Joy, P&H and CCC conduct their domestic and foreign operations under highly competitive market conditions, requiring that their products and services be competitive in price, quality, service, and delivery. The customers for these products are generally large mining companies with substantial purchasing power.

Joy’s continuous miners, longwall shearers, powered roof supports, armored face conveyors, continuous haulage systems, shuttle cars, and battery haulers compete with similar products made by a number of both established and emerging worldwide manufacturers of such equipment. Joy’s rebuild services compete with a large number of local repair shops. Joy competes with various regional suppliers in the sale of replacement parts for Joy equipment.

P&H’s shovels and draglines compete with similar products produced by one competitor and with hydraulic excavators, large rubber-tired front-end loaders, and bucket wheel excavators made by several international manufacturers. P&H’s large rotary blasthole drills compete with several worldwide drill manufacturers. A manufacturer’s location is not a significant advantage or disadvantage in this industry, but it is important to have repair and rebuild capability near the customer’s operations. P&H MinePro Services competes with a large number of primarily regional suppliers in the sale of parts.

CCC faces strong competition throughout the world in all of its product lines. The various markets in which CCC competes are fragmented into a large number of competitors, many of which are smaller businesses that operate in relatively specialized or niche product areas.

Joy, P&H and CCC compete on the basis of providing superior productivity, reliability, and service that lower the overall cost of production for their customers. Joy, P&H and CCC compete with local and regional service providers in the provision of maintenance, rebuild and other services to mining equipment users.

Backlog

Backlog represents unfilled customer orders for our products and services. The customer orders that are included in the backlog represent commitments to purchase specific products or services from us by customers who have satisfied our credit review procedures. The following table provides backlog by business segment as of the fiscal year end. These backlog amounts exclude customer arrangements under long-term equipment life cycle management programs. Such programs extend for up to thirteen years and totaled approximately $492.2 million as of October 31, 2008. Sales already recognized by fiscal year-end under the percentage-of-completion method of accounting are also excluded from the amounts shown.

In thousands	2008	2007	2006

Underground Mining Machinery	$1,379,999	$804,534	$709,115
Surface Mining Equipment	1,640,108	833,064	586,401
Crushing & Conveying	213,005	-	-
Eliminations	(58,378)	-	-
Total Backlog	$3,174,734	$1,637,598	$1,295,516

The increase in backlog for Surface Mining Equipment from October 26, 2007 to October 31, 2008 is due to the strength of international coal, long-term growth prospects of copper and growth in Canadian oil sands. The increase in Underground Mining Machinery is due to the increasing demand in U.S. coal markets. CCC added terminals, structures and barge load out conveyors. Of the $3.1 billion of backlog approximately $746 million is expected to be recognized as revenue beyond fiscal 2009.

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

The eliminations represent the Stamler crushing equipment orders which are sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

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

CCC purchases steel and other miscellaneous parts such as bearings, electric motors and gear reducers from outside suppliers. CCC is not dependent upon any single supplier for any materials essential to its business or that are not otherwise commercially available.

Worldwide steel prices rose for most of fiscal 2008 in response to higher demand caused by continued higher consumption in emerging market countries such as China. Due to the continued high demand for steel in 2008, many suppliers of castings, forgings, and other products increased prices or added surcharges to the price of their products. We did not experience any issues in being able to obtain steel on a timely basis in fiscal 2008.

Patents and Trademarks

We own numerous patents and trademarks and license technology from others relating to our products and manufacturing methods. We have also granted patent and trademark licenses to other manufacturers and receive royalties under most of these licenses. While we do not consider any particular patent or license or group of patents or licenses to be material to our business segments, we believe that in the aggregate our patents and licenses are significant in distinguishing many of our product lines from those of our competitors. The value of patents and trademarks by segment are as follows:

	Underground		Surface
	Mining	Crushing &	Mining
In thousands	Machinery	Conveying	Machinery	Consolidated

Patents
Gross Carrying Value	$10,564	$10,554	$-	$21,118
Accumulated Amortization	(5,347)	(506)	-	(5,853)
Net Carrying Value	$5,217	$10,048	$-	$15,265

Trademarks	$21,500	$53,900	$-	$75,400

Research and Development

We are strongly committed to pursuing technological development through the engineering of new products and systems, the improvement and enhancement of licensed technology, and related acquisitions of technology. Research and development expenses were $16.4 million, $11.5 million, and $10.4 million for fiscal 2008, 2007, and 2006, respectively.

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

We believe that we have substantially satisfied these diverse requirements. Compliance with environmental laws and regulations did not have a material effect on capital expenditures, earnings, or competitive position in 2008. Because these requirements are complex and, in many areas, rapidly evolving, there can be no guarantee against the possibility of sizeable additional costs for compliance in the future. However, we do not expect that our compliance with environmental laws and regulations will have a material effect on our capital expenditures, earnings or competitive position, and do not expect to make any material capital expenditures for environmental control facilities in fiscal 2009.

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

Available Information

Our internet address is: www.joyglobal.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A.  Risk Factors

Our international operations are subject to many uncertainties, and a significant reduction in international sales of our products could adversely affect us.

In addition to the other risk factors below, our international operations are subject to various political, economic, and other uncertainties which could adversely affect our business. A significant reduction of our international business due to any of these risks would adversely affect our sales. In fiscal 2008, 2007, and 2006, approximately 52%, 52%, and 51%, respectively of our sales were derived from sales outside the United States. Risks faced by our international operations include:

•	international political and trade issues and tensions;
•	regional or country specific economic downturns;
•	fluctuations in currency exchange rates, particularly the Australian dollar, British pound sterling, Brazilian real, Canadian dollar, Chilean peso, Chinese renminbi, and South African rand;
•	increased risk of litigation and other disputes with customers;
•	unexpected changes in regulatory requirements, such as the possibility of new Black Economic Empowerment requirements in South Africa;
•	higher tax rates and potentially adverse tax consequences including restrictions on repatriating earnings, adverse tax withholding requirements, and double taxation;
•	difficulties protecting our intellectual property;
•	longer payment cycles and difficulty in collecting accounts receivable;
•	complications in complying with a variety of foreign laws and regulations;

•	costs and difficulties in integrating, staffing and managing international operations, especially in rapidly growing economies such as China;
•	transportation delays and interruptions;
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

Our business, in particular our original equipment manufacturing business, is cyclical in nature. The cyclicality of Joy’s and CCC’s original equipment sales is driven primarily by commodity prices, product life cycles, competitive pressures, and other economic factors affecting the mining industry such as company consolidation. P&H’s original equipment sales are subject to cyclical movements based in large part on changes in copper, coal, iron ore, oil, and other commodity prices. Falling commodity prices have in the past and may in the future lead to reductions in the production levels of existing mines, a contraction in the number of existing mines, and the closure of less efficient mines. Decreased mining activity is likely to lead to a decrease in demand for new mining machinery. As a result of this cyclicality, we have previously experienced significant fluctuation in our business, results of operations, and financial condition. We expect that cyclicality in our equipment manufacturing business may cause us to experience further significant fluctuation in our business, financial condition, or results of operations.

We are largely dependent on the continued demand for coal, which is subject to economic and climate related risks.

Over two-thirds of our revenues come from our coal-mining customers. Many of these customers supply coal as fuel for the production of electricity in the United States and other countries. The pursuit of the most cost effective form of electricity generation continues to take place throughout the world. Efforts to reduce greenhouse gas emissions are also affecting the mix of electricity generation sources. If a more economical and/or lower greenhouse gas emitting form of electricity generation is discovered or developed or if one of more current alternative sources of energy such as nuclear, solar, natural gas or wind power becomes more widely accepted or cost effective, the demand for our mining equipment could be adversely affected.

We require cash to service our indebtedness, which reduces the cash available to finance our business.

Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors. Some of these factors are beyond our control. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancings or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, particularly if current credit market conditions continue or worsen. Furthermore, there can be no assurance that refinancings or asset dispositions would be permitted by the terms of our debt instruments.

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

Our unsecured revolving credit agreement contains covenants that limit our ability to incur indebtedness, acquire other businesses and imposes various other restrictions. These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. We cannot be certain that we will be able to comply with the foregoing financial ratios or covenants or, if we fail to do so, that we will be able to obtain waivers from our lenders.

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

In the manufacture of our products, we use large amounts of raw materials and processed inputs including steel, engine components, copper and electronic controls. We obtain raw materials and certain manufactured components from third party suppliers. Our ability to grow revenues is constrained by the capacity of our plants, our ability to supplement that capacity with outside sources, and our success in securing critical supplies such as steel and copper. To reduce material costs and inventories, we rely on supplier arrangements with preferred vendors as a source for “just in time” delivery of many raw materials and manufactured components. Because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers, including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies, or other natural disasters, may adversely affect our ability to satisfy our customers on a timely basis and thereby affect our financial performance. This risk increases as we continue to change our manufacturing model to more closely align production with customer orders. In addition, recently market prices of some of the raw materials we use, in particular steel, have increased significantly. If we are not able to pass raw material or component price increases on to our customers, our margins could be adversely affected. In fiscal 2008, 2007 and 2006, we instituted price increases to offset, in part, the effect of higher steel prices. We cannot be certain that we will be able to maintain these price increases. Any of these events could adversely affect our business, financial condition, or results of operations.

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

Many of our principal domestic and foreign operating subsidiaries are parties to collective bargaining agreements with their employees. We cannot be certain that any disputes, work stoppages, or strikes will not arise in the future. In addition, when existing collective bargaining agreements expire, we cannot be certain that we will be able to reach new agreements with our employees. Such new agreements may be on substantially different terms and may result in increased direct and indirect labor costs. Future disputes with our employees could adversely affect our business, financial condition, or results of operations.

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

The sale of mining equipment entails an inherent risk of product liability and other claims. Although we maintain product liability insurance covering certain types of claims, our policies are subject to substantial deductibles. We cannot be certain that the coverage limits of our insurance policies will be adequate or that our policies will cover any particular loss. Insurance can be expensive, and we may not always be able to purchase insurance on commercially acceptable terms, if at all. Claims brought against us that are not covered by insurance or that result in recoveries in excess of insurance coverage could adversely affect our business, financial condition, or results of operations.

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

We rely on significant customers.

We are dependent on maintaining significant customers by delivering reliable, high performance mining equipment and other products on a timely basis. We do not consider ourselves to be dependent upon any single customer; however, our top ten customers collectively accounted for approximately 35% of our sales for fiscal 2008. Our sales have become more concentrated in recent years as consolidation has occurred in the mining industry. The consolidation and divestitures in the mining industry may result in different equipment preferences among current and former significant customers. The loss of one or more of our significant customers could, at least on a short term basis, have an adverse effect on our business, financial condition, or results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of October 31, 2008 the following principal properties of our operations were owned, except as indicated. Our worldwide corporate headquarters are currently housed in 10,000 square feet of leased space in Milwaukee, Wisconsin. All of these properties are generally suitable for the operations currently conducted at them.

Underground Mining Machinery Locations

		Floor Space		Land Area
	Location	(Sq. Ft.)		(Acres)	Principal Operations
	Franklin, Pennsylvania	830,900		58	Component and parts production
	Warrendale, Pennsylvania	71,250		13	Administration and warehouse
	Reno, Pennsylvania	121,400		22	Chain manufacturing

	Brookpark, Ohio	85,000		4	Machining manufacturing
	Solon, Ohio	101,200		11	Gear manufacturing

	Millersburg, KY	115,000	(3)	14	Administration, manufacturing and warehouse

*	Bluefield, Virginia	102,160		15	Component repair and complete machine rebuilds
*	Duffield, Virginia	100,350		11	Component repair and complete machine rebuilds
*	Homer City, Pennsylvania	89,920		10	Component repair and complete machine rebuilds
*	Wellington, Utah	76,250		60	Component repair and complete machine rebuilds
	Lebanon, Kentucky	88,250		12	Component repair and complete machine rebuilds

*	Meadowlands, Pennsylvania	117,900		12	Global Distribution Center
	Mt. Vernon, Illinois	6,407	(5)	0	Sales Office
*	Nashville, Illinois	12,700	(1)	0	Satellite Warehouse
*	Brookwood, Alabama	12,500		7	Satellite Warehouse / Sales Office
*	Henderson, Kentucky	16,000	(1)	1	Satellite Warehouse / Sales Office
*	Pineville, West Virginia	35,000		18	Satellite Warehouse
	Eagle Pass, Texas	1,600	(1)	0	Sales Office
*	Green River, Wyoming	10,000		1	Satellite Warehouse / Sales Office
*	Carlsbad, New Mexico	12,000		3	Satellite Warehouse / Sales Office
*	Price, Utah	6,000	(1)	0	Warehouse & Storage
*	Lovely, Kentucky	13,920	(4)	1	Satellite Warehouse
*	Norton, Virginia	24,000		2	Satellite Warehouse

*	McCourt Road, Australia	97,392		33	Original equipment, component repairs and complete
					Machine rebuilds
	Parkhurst, Australia	76,639		19	Component repair and complete machine rebuilds
	Wollongong, Australia	26,996	(1)	4	Component repair and complete machine rebuilds

*	Steeledale, South Africa	250,381		13	Component repairs and manufacturing
*	Wadeville, South Africa	324,739		29	Original equipment, component repair and complete
					Machine rebuilds
	Pinxton, England	76,000		10	Component repair and complete machine rebuilds.
	Wigan, England	60,000	(4)	3	Engineering and administration
*	Worcester, England	178,000		14	Original equipment and component repairs

*	Tychy, Poland	52,312	(8)	8	Original equipment, component repair and complete
					machine rebuilds

	Baotou, China	29,756	(8)	4	Component repair
	Tianjin, China	63,680	(9)	8	Original equipment and sales office

	Kuzbass, Russia	15,750		3	Component repair and rebuild facility

	Kolkata, India	3,100		1	Sales Office

Surface Mining Equipment Locations

		Floor Space		Land Area
	Location	(Sq. Ft.)		(Acres)	Principal Operations

	Milwaukee, Wisconsin	684,000		46	Electric mining shovels, electric draglines and
					large diameter electric and diesel rotary blasthole drills

*	Milwaukee, Wisconsin	180,000		13	Electrical products

*	Gillette,Wyoming	60,000		6	Motor rebuild service center
	Evansville, Wyoming	25,000		6	Motor rebuild service center
	Mesa, Arizona	40,000		5	Motor rebuild service center
*	Elko, Nevada	30,000		5	Motor rebuild service center & welding services
	Elko, Nevada	28,000	(7)	4	Machine/Mechanical shop
	Kilgore, Texas	12,400		4	Motor rebuild service center

	Calgary, Canada	6,000	(4)	1	Climate control system manufacturing
	Edmonton, Canada	32,581		4	Motor rebuild service center

*	Bassendean, Australia	72,500		5	Components and parts for mining shovels
*	Mackay, Australia	36,425		3	Components and parts for mining shovels
*	Hemmant, Australia	23,724		2	Motor rebuild service center
	East Maitland, Australia	32,916	(3)	1.4	Motor rebuild service center

	Rutherford, Australia	15,640	(3)	3.6	Motor rebuild service center

*	Belo Horizonte, Brazil	37,700		1	Components and parts for mining shovels

*	Santiago, Chile	6,800		1	Rebuild service center
*	Antofagasta, Chile	21,000		1	Rebuild service center

	Kolkata, India	3,100		1	Sales office

Crushing & Conveying Locations

	Floor Space		Land Area
Location	(Sq. Ft.)		(Acres)	Principal Operations

Winfield, Alabama	220,000		9.5	Manufacturing, Sales, Engineering, Administration
Belton, South Carolina	191,000		24	Manufacturing, Sales, Administration
Salyersville, Kentucky	111,000		2.3	Manufacturing
Pueblo, Colorado	76,545		14	Facility closed; property for sale
Lexington, Kentucky	4,668	(6)	0	Administration

Somersby, New South Wales	49,655		3	Manufacturing, Engineering, Administration
Somersby, New South Wales	0		1	Vacant Land
Somersby, New South Wales	6,975	(3)	0	Engineering
Mackay, Queensland	21,086	(6)	1	Manufacturing, Sales
Mackay, Queensland	31,151	(3)	2.3	Manufacturing, Sales
Minto, New South Wales	23,024		4	Manufacturing

Sunderland, UK	100,850	(9)	5.3	Manufacturing, Sales, Administration

Alrode, South Africa	24,456	(3)	3	Manufacturing, Sales, Administration

(1) Under a month to month lease

(2) Under a lease expiring in 2008

(3) Under a lease expiring in 2009

(4) Under a lease expiring in 2010

(5) Under a lease expiring in 2011

(6) Under a lease expiring in 2013

(7) Under a lease expiring in 2014

(8) Under a lease expiring in 2018

(9) Under a lease expiring in 2021

* Property includes a warehouse.

Joy also operates warehouses in Meadowlands, Pennsylvania; Green River, Wyoming; Pineville, West Virginia; Brookwood, Alabama; Carlsbad, New Mexico; Price, Utah; Norton, Virginia; Lovely and Henderson, Kentucky; Nashville, Illinois; Emerald, Moss Vale, Thornton and Lithgow, Australia; Siberia, Russia; and Chirimiri, India. All warehouses are owned except for the warehouses in Price; Lovely and Henderson; Nashville; Moss Vale and Thornton; and Siberia, which are leased.

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

Continental leases sales offices in Illinois, Kentucky, West Virginia, and Pennsylvania and also leases a maintenance facility in Alabama. Continental does not lease any warehouses.

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

On April 19, 2004, Joy South Africa declared a dividend to our wholly owned subsidiary in the United Kingdom in the amount of approximately $46.0 million. As part of the transaction and in accordance with the South African Tax Act (“Act”), Joy South Africa was not required to pay tax on the transaction. In August 2004 the South African Revenue Service (“SARS”) stated that it disagreed with the Joy South Africa interpretation of the Act and would attempt to collect this tax. In September 2005, we received a notice of assessment from SARS, which as of October 2007 was approximately $8.0 million, including interest and penalties. During the fourth quarter of fiscal 2007, we recorded a liability related to the assessment based on the increased probability of a negative outcome and representing an amount for which we would agree to settle. In December 2008, we reached agreement with SARS in the matter for $4.2 million, inclusive of interest, which approximated the accrued amount. The settlement is expected to be paid in March 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

Executive Officers of the Registrant

The following table shows certain information for each of our executive officers, including position with the corporation and business experience. Our executive officers are elected each year at the organizational meeting of our Board of Directors, which follows the annual meeting of shareholders, and at other meetings as appropriate.

		Current Office and	Years as
Name	Age	Principal Occupation	Officer
Michael W. Sutherlin	62	President and Chief Executive Officer since 2006. Executive Vice President of Joy Global Inc. since 2003 and Chief Executive Officer of Joy Mining Machinery in 2006. President and Chief Operating Officer of Joy Mining Machinery from 2003 to 2006. President and Chief Operating Officer of Varco International, Inc. from 1999 to 2002.	6

Michael S. Olsen	57	Executive Vice President, Chief Financial Officer and Treasurer since December 2008. Senior Vice President of Finance of Joy Mining Machinery since February 2003 and Vice President and Chief Accounting Officer from July 2006 to December 2008.	2

Dennis R. Winkleman	58	Executive Vice President Human Resources since 2000.	8

Mark E. Readinger	55	Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of P&H Mining Equipment since 2002.	6

Edward L. Doheny II	47	Executive Vice President of Joy Global Inc., and President and Chief Operating Officer of Joy Mining Machinery since 2006. Prior to joining Joy Global, Mr. Doheny had been with Ingersoll-Rand Corporation, where he was President of Industrial Technologies from 2003 to 2005, President of Shared Services in 2003 and President of Air Solutions Group from 2000 to 2003.	3

Sean D. Major	44	Executive Vice President, General Counsel and Secretary since October 2007. Executive Vice President and General Counsel from April 2007 to October 2007. Executive Vice President from January 2007 to April 2007. Prior to joining Joy Global, Mr. Major was employed by Johnson Controls, Inc., holding roles of increasing legal responsibility since 1998, most recently as Assistant General Counsel & Assistant Secretary.	2

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

of Equity Securities

Our common stock is traded on the Nasdaq Global SelectMarket under the symbol “JOYG.” As of October 31, 2008, there were approximately 71,000 shareholders of record. The following table sets forth the high and low sales prices and dividend payments for our common stock during the periods indicated.

	Price per Share		Dividends
	High	Low	Per Share
Fiscal 2008
First Quarter	$67.24	$49.55	$0.15
Second Quarter	$76.97	$61.52	$0.15
Third Quarter	$88.18	$66.44	$0.15
Fourth Quarter	$72.34	$20.90	$0.175

Fiscal 2007
First Quarter	$50.77	$36.94	$0.15
Second Quarter	$55.80	$40.36	$0.15
Third Quarter	$65.50	$46.38	$0.15
Fourth Quarter	$56.61	$42.10	$0.15

We made the following purchases of our common stock, par value $1.00 per share, during the fourth quarter of fiscal 2008:

				Maximum Approximate
				Dollar Value of Shares
			Total Number of Shares	That May Yet Be
			Purchased as Part of	Purchased Under the
	Total Number of	Average Price	Publicly Announced	Plans or Programs
Period	Shares Purchased	Paid per Share	Plans or Programs*	(in millions)*

August 2, 2008
September 1, 2008	313,100	$66.30	313,100	$142.5

September 2, 2008
October 1, 2008	4,435,100	$49.71	4,435,100	$922.1

October 2, 2008
October 31, 2008	641,527	$38.97	641,527	$897.1

*All purchases were made under the stock repurchase plan announced on May 31, 2005, which originally authorized the repurchase of $300 million in common stock. On September 12, 2006, the stock repurchase plan was increased to a level of $1 billion.
On September 9, 2008, management authorized the repurchase of an additional $1 billion of outstanding common stock and extended the plan until the end of calendar 2011.

The following graph sets forth the cumulative total shareholder return, including reinvestment of dividends on a quarterly basis, on common stock during the preceding five years, as compared to the cumulative total returns of the Standard and Poor’s (“S&P”) 500 Composite Stock Index and the Dow Jones United States Commercial Vehicle Truck Index (“DJUSHR”). The DJUSHR was known as the Dow Jones U.S. Total Market Heavy Machinery Index until December 20, 2004. This graph assumes $100 was invested on November 2, 2002, in Common Stock, the S&P 500 Composite Stock Index, and the DJUSHR.

	11/1/03	10/30/04	10/29/05	10/28/06	10/26/07	10/31/08
Joy Global Inc.	100	177	360	493	685	357
DJUSHR	100	106	119	155	212	108
S&P 500	100	109	118	138	157	101

Item 6.  Selected Financial Data

The following table sets forth certain selected historical financial data on a consolidated basis. The selected consolidated financial data was derived from our Consolidated Financial Statements. Prior to fiscal 2007 our fiscal year end was the Saturday nearest October 31. Each of our fiscal quarters consists of 13 weeks, except for any fiscal years consisting of 53 weeks that will add one week to the first quarter. On December 18, 2006, we further amended our bylaws so that starting in fiscal 2007 our fiscal year-end date will be the last Friday in October. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements appearing in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules.

RESULTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	October 31,	October 26,	October 28,	October 29,	October 30,
In thousands except per share amounts	2008	2007	2006 (1)	2005 (1)	2004 (1)

Net sales	$3,418,934	$2,547,322	$2,401,710	$1,927,474	$1,399,357
Operating income	551,204	473,275	442,397	266,690	107,846

Income from continuing operations	$373,137	$279,784	$414,856	$146,921	$55,456
Income (loss) from discontinued operations	1,141	-	-	1,128	(134)
Cumulative effect of change in accounting principle	-	-	1,565	-	-
Net income	$374,278	$279,784	$416,421	$148,049	$55,322

Basic Earnings (Loss) Per Share
Income from continuing operations	$3.47	$2.54	$3.41	$1.21	$0.47
Income (loss) from discontinued operations	0.01	-	-	0.01	-
Cumulative effect of change in accounting principle	-	-	0.01	-	-
Net income per common share	$3.48	$2.54	$3.42	$1.22	$0.47

Diluted Earnings Per Share
Income from continuing operations	$3.44	$2.51	$3.37	$1.19	$0.46
Income from discontinued operations	0.01	-	-	0.01	-
Cumulative effect of change in accounting principle	-	-	0.01	-	-
Net income per common share	$3.45	$2.51	$3.38	$1.20	$0.46

Dividends Per Common Share	$.625	$0.60	$0.45	$0.275	$0.122

Working capital	$597,778	$784,256	$627,894	$517,170	$560,200
Total Assets	2,644,313	2,134,903	1,954,005	1,648,528	1,440,359
Total Long-Term Obligations	559,330	396,497	98,519	2,667	203,682

(1) - Per share amounts have been adjusted for three-for-two stock splits, effective on January 21, 2005 and December 12, 2005.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods. Dollar amounts are in thousands, except share and per-share data and as indicated.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Joy Global Inc. and its subsidiaries for fiscal 2008, 2007, and 2006. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview

We are the direct successor to businesses that have been manufacturing mining equipment for almost 125 years. We operate in three business segments: Underground Mining Machinery, comprised of our Joy Mining Machinery business, Surface Mining Equipment, comprised of our P&H Mining Equipment business and Continental Crushing & Conveying. Joy is the world’s largest producer of high productivity underground mining equipment used primarily for the extraction of coal. P&H is the world’s largest producer of high productivity electric mining shovels and a leading producer of walking draglines and large rotary blasthole drills, used primarily for surface mining copper, coal, iron ore, oil sands, and other minerals. CCC is a worldwide leader in breakage equipment and conveyor systems for bulk material handling in mining and industrial applications.

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

Original equipment sales have ranged from $316.4 million in fiscal 2001 to $1.4 billion in fiscal 2008. Our aftermarket business has shown more consistent growth since fiscal 2001 with sales ranging from $799.8 million in 2001 to $2.0 billion in fiscal 2008. Along with record revenues in fiscal 2008, our backlog has also continued to grow. Our backlog of $1.6 billion as of October 26, 2007 increased to $3.2 billion as of October 31, 2008 driven by increased original equipment orders for expansion projects as well as aftermarket products and services to support the high utilization of the current installed fleet.

Demand for new equipment is cyclical in nature, being driven by commodity prices and other factors. The evolving economic crisis increasingly impacts the outlook for the mining industry. Slowing of the world’s economies is reducing demand for commodities, forcing prices down and limiting mining company cash flows. This combination has created a general downward bias on commodity prices. As a result of this outlook, we expect our customers to become more selective about their next new mine expansion projects, but at the same time expect projects to continue to be approved.

Approximately 79% of our sales in fiscal 2008 were recorded at the time of shipment of the product or delivery of the service. The remaining 21% of sales was recorded using percentage of completion accounting, a practice we follow in recognizing revenue on the sale of long lead-time equipment such as electric mining shovels, walking draglines, powered roof support systems and conveyor systems. Under percentage of completion accounting, revenue is recognized on firm orders from customers as the product is manufactured based on the ratio of actual costs incurred to estimated total costs to be incurred. We generally receive progress payments on long lead-time equipment.

Operating results of fiscal 2008 were indicative of the strength of the underground coal market in the U.S. and overall strength of surfaced mined commodities, including coal, iron ore, and copper for the most part of fiscal 2008. Net sales for fiscal 2008 totaled $3.4 billion, compared with $2.5 billion in fiscal 2007. The acquisition of Continental in the beginning of the second quarter of fiscal 2008 added $251.0 million of revenue for the year, the continued strength of all surface markets added $305.9 million and the rebound of the U.S. underground activity contributed $314.8 million. Operating income totaled $551.2 million in fiscal 2008, up $77.9 million from fiscal 2007. The increase in operating income was the result of increased sales related to strong demand across all surface and underground markets, offset by increased incentive based compensation expense of $43.5 million and a $22.7 million charge related to a maintenance and repair contract in Australia. Net income was $374.3 million, or $3.45 per diluted share in fiscal 2008 compared with $279.8 million or $2.51 per diluted share in the prior year.

Results of Operations

2008 Compared with 2007

Sales

The following table sets forth fiscal 2008 and fiscal 2007 net sales as derived from our Consolidated Statement of Income:

	Fiscal	Fiscal	$	%
In thousands	2008	2007	Change	Change

Net Sales
Underground Mining Machinery	$1,736,485	$1,421,715	$314,770	22.1%
Surface Mining Equipment	1,431,466	1,125,607	305,859	27.2%
Crushing & Conveying	339,421	-	-	-
Eliminations	(88,438)	-	-	-
Total	$3,418,934	$2,547,322	$871,612	34.2%

The increase in net sales for Underground Mining Machinery in fiscal 2008 compared to fiscal 2007 was the result of a $211.3 million increase in original equipment combined with a $103.5 million increase in aftermarket products and service. After a challenging fiscal 2007, the Central Appalachia region of the United States experienced growth across substantially all original equipment product lines. China’s original equipment sales also increased primarily due to increased armored face conveyor and shearer sales. Increased original equipment sales were reported in Eurasia primarily due to the sale of a powered roof support system in fiscal 2008. United States aftermarket sales increased reflecting continued investment in both existing and greenfield metallurgical and thermal projects.

The increase in net sales for Surface Mining Equipment in fiscal 2008 compared to fiscal 2007 was the result of a $142.0 million increase in original equipment combined with a $163.9 million increase in aftermarket parts and service. Increases in original equipment sales due to timing of production schedules primarily consisted of increased shovel revenue in the Canadian oil sands, the United States, Chile and China. As a result of the increasing installed base of electric mining shovels, aftermarket sales increased by $61.3 million in the United States, $60.0 million in Chile and $48.0 million in Canada.

The net sales in Crushing & Conveying represented the strength of the crushing equipment and conveying systems and aftermarket parts and services in the United States, Australia and the United Kingdom. Revenue from this segment was included from the February 14, 2008 acquisition date of N.E.S. Investment Co.

The eliminations represent the Stamler crushing equipment which is sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

Operating Income

The following table sets forth fiscal 2008 and fiscal 2007 operating income as derived from our Consolidated Statement of Income:

	Fiscal 2008		Fiscal 2007
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Operating income (loss):
Underground Mining Machinery	$348,830	20.1%	$285,860	20.1%
Surface Mining Equipment	227,382	15.9%	217,825	19.4%
Crushing & Conveying	27,856	8.2%	-	-
Corporate Expense	(34,759)	-	(30,410)	-
Eliminations	(18,105)	-	-	-
Total	$551,204	16.1%	$473,275	18.6%

Operating income for Underground Mining Machinery increased to $348.8 million in fiscal 2008, or 20.1% of sales, as compared to $285.9 million in fiscal 2007, or 20.1% of sales. The increase in operating income was principally due to the impact of higher volume of $132.0 million and lower pension expense of $12.6 million, partially offset by the impact of a greater mix of lower margin original equipment of $37.0 million, and increased performance based incentive compensation of $23.8 million.

Operating income for Surface Mining Equipment increased to $227.4 million in fiscal 2008, or 15.9% of sales, as compared to $217.8 million in fiscal 2007, or 19.4% of sales. The increase in operating income was principally due to increased sales volume of $88.2 million offset by the settlement of a maintenance and repair contract in Australia of $23.0 million, increased performance based incentive compensation of $16.3 million, the retiree benefit cost associated upon the execution of the Steelworkers agreement in Milwaukee of $5.4 million and increased selling, general and administrative expenses to support the global mining infrastructure.

Operating income for Crushing & Conveying included $19.6 million of purchase accounting charges in fiscal 2008.

Corporate expense increased by $4.3 million due to increased performance-based compensation, legal fees and severance costs.

The eliminations represent the Stamler crushing equipment which is sold through the Underground Mining Machinery and Surface Mining Equipment segment but managed as part of the Crushing & Conveying segment.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense for fiscal 2008 was $441.5 million as compared to $358.5 million for fiscal 2007. The increase in product development, selling and administrative expense was primarily due to $27.4 of additional expenses related to the Continental acquisition, $16.9 million of higher selling expenses related to increased business activity and $28.3 increase in administrative costs due to increased incentive based compensation of $17.2 million and global infrastructure development.

Provision for Income Taxes

The effective income tax rates from continuing operations were 29.2% and 37.7%, for fiscal 2008 and fiscal 2007, respectively. Income tax expense from continuing operations decreased to $154.0 million in fiscal 2008 as compared to $169.3 million in fiscal 2007. The main drivers of the variance in tax rates and income tax expense were higher utilization of U.S. foreign tax credits and the associated Subpart F earnings, tax holidays and incentives in fiscal 2008, U.S. State income taxes, mix of earnings year over year and differences in local statutory tax rates.

A discrete tax benefit of $10.4 million was recorded in fiscal 2008 to reflect U.S. foreign tax credits recognition offset partially by U.S. Subpart F income not previously recognized, completion of an R&D study to validate the credits available and offset by the tax required on a dividend between foreign subsidiaries. Fiscal 2007 also included a discrete tax expense of $18.0 million which included taxes on dividends received from foreign subsidiaries during the fourth quarter not previously forecasted, the resolution of an R&D study which resulted in the write-off of pre-bankruptcy R&D credits, and a reserve added following the quarterly evaluation of a previously disclosed contingent tax liability in South Africa.

A review of uncertain income tax positions was performed throughout fiscal 2008 and 2007 as part of the overall income tax provision and a net benefit of $3.5 million and $1.3 million, respectively, was recorded on a global basis.

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

The increase in net sales for Surface Mining Equipment in fiscal 2007 compared to fiscal 2006 was the result of a $51.6 million increase in original equipment combined with a $97.1 million increase in aftermarket parts and service. Increases in original equipment sales due to timing of production schedules primarily consisted of increased shovel revenue in two key markets, the Canadian oil sands and China. Aftermarket sales increases were primarily due to $13.7 million in emerging markets and $86.6 million in the United States and most notably in the southwest region of the United States. The emerging market increase was primarily related to continued strength of coal markets in China and Russia, while the southwest increase was due to the continued global demand for copper.

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

Net reorganization items for fiscal 2008, fiscal 2007, and fiscal 2006 consisted of the following:

	Fiscal	Fiscal	Fiscal
In thousands – (expense) income	2008	2007	2006

Beloit U.K. claim settlement	$(2,055)	$-	$7,042
Resolution of contingent payable	-	1,473	-
Professional fees directly related to the reorganization	(364)	(745)	(220)
Net reorganization (expense) income	$(2,419)	$728	$6,822

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

Inventories

Inventories are carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for all inventories. We evaluate the need to record valuation adjustments for inventory on a regular basis. Our policy is to evaluate all inventories including raw material, work-in-process, finished goods, and spare parts. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses, and ultimate realization of potentially excess inventory.

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

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is tested for impairment using the two-step approach, in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill is assigned to specific reporting units and tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Management judgment is used in the development of assumptions in the impairment testing process, including growth and discount rate assumptions. We performed our goodwill impairment testing in the fourth quarter of fiscal 2008 and no impairment was identified.

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

Pension and Postretirement Benefits and Costs

We have pension and postretirement benefits and expenses which are developed from actuarial valuations. These valuations are based on assumptions including, among other things, discount rates, expected returns on plan assets, retirement ages, years of service, future salary increases, and future health care cost trend rates. Future changes affecting the assumptions will change the related pension benefit or expense. As such, a .25% change in the discount rate and rate of return on net assets would have the following effects on projected benefit obligation and pension expense, respectively, as of and for the fiscal year ended October 31, 2008:

	.25% Increase		.25% Decrease
		Expected		Expected
	Discount	long-term	Discount	long-term
In thousands	Rate	rate of return	Rate	rate of return

U.S Pension Plans:
Net pension expense	$(2,326)	$1,618	$2,350	$(1,618)
Projected benefit obligation	(21,404)	-	22,063	-

Non U.S. Pension Plans:
Net pension expense	(2,454)	1,362	2,491	(1,362)
Projected benefit obligation	(15,729)	-	16,307	-

Other Postretirement Benefit Plans:
Net pension expense	(43)	7	52	(7)
Projected benefit obligation	(637)	-	648	-

Income Taxes

Deferred taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates. Deferred income tax provisions are based on changes in the deferred tax assets and liabilities from period to period, adjusted for certain reclassifications under fresh start accounting. Additionally, we analyze our ability to recognize the net deferred tax assets created in each jurisdiction in which we operate to determine if valuation allowances are necessary based on the “more likely than not” criteria.

As required under the application of fresh start accounting, the release of pre-emergence tax valuation reserves was not recorded in the income statement but instead was treated first as a reduction of excess reorganization value until exhausted, then intangibles until exhausted, and thereafter reported as additional paid in capital. Consequently, a net tax charge will be incurred in future years when these tax assets are utilized. We will continue to monitor the appropriateness of the existing valuation allowances and determine annually the amount of valuation allowances that are required to be maintained. As of October 31, 2008, there were $70.5 million of valuation allowances against pre-emergence net operating loss carryforwards. All future reversals of pre-emergence valuation allowances will be recorded to additional paid in capital.

We estimate the effective tax rate expected to be applicable for the full fiscal year on an interim basis. The estimated effective tax rate contemplates the expected jurisdiction where income is earned (e.g., United States compared to non-United States) as well as tax planning strategies. If the actual results are different from these estimates, adjustments to the effective tax rate may be required in the period such determination is made. Additionally, discrete items are treated separately from the effective rate analysis and are recorded separately as an income tax provision or benefit at the time they are recognized. To the extent recognized, these items will impact the effective tax rate in aggregate but will not adjust the amount used for future periods within the same fiscal year.

Liquidity and Capital Resources

Working capital and cash flow are two financial measurements that provide an indication of our ability to meet our financial obligations. We currently use a combination of cash generated by operations, borrowings on our line of credit and debt offerings to fund continuing operations.

The following table summarizes the major elements of our working capital as of October 31, 2008 and October 26, 2007, respectively:

	October 31,	October 26,
In millions	2008	2007
Cash and cash equivalents	$201.6	$173.2
Accounts receivable	632.2	560.2
Inventories	805.2	727.4
Other current assets	99.2	77.0
Short-term notes payable, including current
portion of long-term obligations	(26.5)	(0.2)
Accounts payable	(291.8)	(199.2)
Employee compensation and benefits	(110.0)	(59.5)
Advance payments and progress billings	(491.7)	(324.1)
Accrued warranties	(46.6)	(49.4)
Other accrued liabilities	(173.8)	(121.1)

Working Capital	$597.8	$784.3

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

We expect fiscal 2009 capital spending to be between 2.5% and 3.0% of sales. This represents an increase from fiscal 2008 capital spending as a percentage of sales of up to 0.5%. Capital projects will be monitored to ensure alignment with customer needs and prevailing economic conditions.

In addition, cash is required for capital expenditures for the repair, replacement, and upgrading of existing facilities. We have debt service requirements, including commitment and letter of credit fees under our revolving credit facility and biannual interest payments due to holders of our Senior Notes issued in November 2006. We believe that cash generated from operations, together with borrowings available under our credit facility, provide us with adequate liquidity to meet our operating and debt service requirements and planned capital expenditures. For the long-term the fundamentals of the commodity cycle remain positive, near-term softness will require continuous reevaluation of new projects to ensure that we are effectively allocating resources in line with current market conditions.

In fiscal 2008, we completed a $50 million 130,000 square foot expansion in proprietary component machining capabilities for P&H Mining at our Tianjin, China campus, with first piece runoff of currently installed equipment completed early in the fourth quarter of fiscal 2008, with full production targeted for the second half of fiscal 2009.

As we look to provide more efficient operations amongst our customers and three operating segments, we are in the process of consolidating six smaller existing facilities in Australia into one combined underground and surface mining service center and manufacturing facility.

Cash provided by operations for fiscal 2008 was $577.3 million as compared to $382.0 million provided by operations for fiscal 2007. The increase in our cash provided by operating activities was primarily attributable to our continued focus on obtaining advance payments for original equipment. The increase in advance payments was offset by further increases in inventory and accounts receivable. Inventory management and forecasting remains a key initiative for us in fiscal 2009.

Cash used by investment activities for fiscal 2008 was $328.7 million as compared to $62.3 million used by investment activities for fiscal 2007. The increase in cash used by investment activities was primarily due to the $252.1 million acquisition of Continental in the second quarter of fiscal 2008. Capital expenditures increased by $33.0 million in fiscal 2008 up to $84.2 million primarily related to the upgrade of existing facilities, machines tools related to the Tianjin facility, further SAP implementations, and other projects.

Cash used by financing activities for fiscal 2008 was $180.6 million as compared to $255.1 million used by financing activities for fiscal 2007. The cash used by financing activities for fiscal 2008 primarily consisted of the repurchase of outstanding stock of $307.7 million, offset by the increase of $161.9 million outstanding on our term loan supplement under the revolving credit facility.

During fiscal 2008, we contributed $58.7 million to our worldwide pension plans compared to $18.5 million during fiscal 2007. Although no contributions were required to be made to qualified U.S. plans, a contribution of $32.5 million was made in fiscal 2008 in order to maintain plan flexibility. We expect to make required contributions of $58.2 million to our U.S. plans and $19.2 million to our Non-U.S. plans in fiscal 2009. The significance of the required funding requirements of our pension plans will be largely based on the investment performance of the plans’ assets, the actual results of the other actuarial assumptions and most importantly, the impact of the Pension Protection Act of 2006 (“PPA”).

Continental Acquisition

On February 14, 2008 we completed the acquisition of N.E.S. Investment Co. (“Parent”) and thereby its subsidiary, Continental Global Group, Inc. a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications. The Continental acquisition further strengthens our ability to provide a more complete mining solution to our customers. We purchased all of the outstanding shares of the Parent for an aggregate amount of $252.1 million, which was net of approximately $5.9 million of indebtedness we assumed at closing and $12.0 million of cash acquired. We also incurred $2.3 million of direct acquisition costs related to the acquisition. The purchase price was funded in part through available cash and credit resources and a new $175.0 million term loan supplement to our existing Credit Agreement (“Second Amendment”), as discussed below.

Following the Continental acquisition, the reportable segments for Joy Global Inc. were reevaluated and a new segment was created, Crushing & Conveying. Included in the Crushing & Conveying segment is the entire acquired Continental entity, along with the Stamler crushing equipment business, which was acquired in the fourth quarter of fiscal 2006. The Stamler crushing equipment is currently being sold through the Underground Mining Machinery or Surface Mining Equipment segments to third parties, but is being supplied to each unit through the Crushing & Conveying segment.

Credit Facilities

We have a $400.0 million unsecured revolving credit facility (“Credit Agreement”) which expires November 10, 2011. Outstanding borrowings bear interest equal to the London Interbank Offered Rate (“LIBOR Rate”) (defined as applicable LIBOR Rate for the equivalent interest period plus 0.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.5%) at our option. We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage. The Credit Agreement also restricts payments of dividends or other return of capital based on the consolidated leverage ratio. At October 31, 2008, we were in compliance with all financial covenants in the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

At October 31, 2008, there were no direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $400.0 million credit limit, totaled $141.4 million. At October 31, 2008, there was $258.6 million available for borrowings under the Credit Agreement.

The Continental acquisition was funded in part through the Second Amendment, which calls for quarterly principal payments of 2.5% of the initial term loan through October 31, 2011, at which time the remaining outstanding principal equal to 62.5% of the initial term loan is due. As of October 31, 2008, $161.9 million is outstanding on the term loan. Outstanding borrowings bear interest equal to the LIBOR rate which has a weighted average interest rate of 3.70%. As part of the Second Amendment, we have the option to request an increase to the term loan outstanding not to exceed $75.0 million. No changes were made to existing financial covenants in fiscal 2008.

In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (“Notes”) with interest on the Notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2007. The Notes are guaranteed by each of our current and future significant domestic subsidiaries. The Notes were issued in a private placement under an exemption from registration provided by the Securities Act of 1933 (“Securities Act”), as amended. In the second quarter of fiscal 2007, the Notes were exchanged for similar notes registered under the Securities Act. At our option, we may redeem some or all of the Notes at a redemption price of the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes.

Our credit rating by both Standard and Poor’s and Moody’s has remained consistent in fiscal 2008. Standard and Poor’s credit rating is BBB- with an outlook of Stable. Moody’s credit rating is Baa3 with a continued outlook of Stable. In the first quarter of fiscal 2009, Moody’s confirmed the Baa3 rating with a positive outlook. These investment grade credit ratings provide us with greater flexibility to access financing on the open market as our business circumstances justify.

Advance Payments and Progress Billings

As part of the negotiation process associated with original equipment orders, there are generally advance payments obtained from our customers. As of October 31, 2008, advance payments and progress billings were $491.7 million. As orders are shipped or costs incurred, the advanced payments and progress billings are reclassified to revenue on the consolidated income statement.

Stock Repurchase Program

Under our original share repurchase program, management is authorized to repurchase up to $1.0 billion in shares in the open market or through privately negotiated transactions until December 31, 2008. On September 9, 2008, the Board of Directors revised the authorization to permit the repurchase of up to an additional $1.0 billion of outstanding common stock until December 31, 2011. During fiscal 2008 and fiscal 2007, we repurchased $307.7 million of common stock representing 6,040,727 shares and $499.7 million of common stock, representing 11,076,960 shares, respectively.

Off-Balance Sheet Arrangements

We lease various assets under operating leases. The aggregate payments under operating leases as of October 31, 2008 are disclosed in the table of Disclosures about Contractual Obligations and Commercial Commitments below. No significant changes to lease commitments have occurred since October 26, 2007. We have no other off-balance sheet arrangements.

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of October 31, 2008:

		Less than	1 - 3	3 - 5	More than
In thousands	Total	1 year	years	years	5 years

Long-Term Debt	$972,594	$38,063	$84,875	$163,625	$686,031
Capital Lease Obligations	2,357	1,039	1,072	246	-
Purchase Obligations	27,679	12,155	15,438	86	-
Operating Leases	53,818	16,480	19,599	8,301	9,438

Total	$1,056,448	$67,737	$120,984	$172,258	$695,469

New Accounting Pronouncements

Our new accounting pronouncements are set forth under Item 15 of this annual report and are incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Volatility in interest rates, commodity price risk, and foreign exchange rates can impact our earnings, equity, and cash flow. From time to time we undertake transactions to hedge this impact. Under generally accepted accounting principles, a hedge instrument is considered effective if it offsets partially or completely the impact on earnings, equity, and cash flow due to fluctuations in interest, commodity, and foreign exchange rates. In accordance with our policy, we do not execute derivatives that are speculative or that increase our risk from interest rate, commodity price, or foreign exchange rate fluctuations.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on long-term debt obligations. The interest rate environment causes volatility in our variable rate borrowings and affects the value of our fixed rate debt. We manage this risk through the use of a combination of fixed and variable rate debt (See Note 4 – Borrowings and Credit Facilities). At October 31, 2008 we were not party to any interest rate derivative contracts.

Commodity Price Risk

For most of fiscal 2008, the increased global demand for certain commodities correlated directly with the risk of higher prices for certain raw materials. As compared to fiscal 2007, the higher consumption levels of steel from emerging markets continued to increase prices we were charged. We currently manage this risk by passing on a portion of these price increases to our customers. At October 31, 2008, we are not party to any commodity forward contracts.

Foreign Currency Risk

Most of our foreign subsidiaries use local currencies as their functional currency. For consolidation purposes, assets and liabilities are translated at month-end exchange rates. Items of income and expense are translated at average exchange rates. Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity. Gains (losses) arising from foreign currency transactions are included in determining net income (loss). During fiscal 2008, we realized a gain of $3.3 million arising from foreign currency transactions. Foreign exchange derivatives at October 31, 2008 were in the form of forward exchange contracts executed over the counter. There is a concentration of these contracts held with Bank of America, N.A. which maintains an investment grade rating.

We have a risk-averse Foreign Exchange Risk Management Policy under which significant exposures that impact earnings and cash flows are fully hedged. Exposures that impact only equity or do not have a cash flow impact are generally not hedged with derivatives. We hedge two categories of foreign exchange exposures: assets and liabilities denominated in a foreign currency, which include future committed receipts or payments denominated in a foreign currency and certain U.S. functional currency entity balance sheet accounts denominated in local currencies. These exposures normally arise from imports and exports of goods and from intercompany trade and lending activity.

The fair value of our forward exchange contracts at October 31, 2008 is analyzed in the following table of dollar equivalent terms:

In thousands of U.S. Dollars	Fair Value
	Buy	Sell
U.S. Dollar	$8,412	$(6,870)
Australian Dollar	(8,084)	273
British Pound Sterling	(26,471)	4,505
Canadian Dollar	(2,319)	1,091
South African Rand	(1,437)	102
Euro	(99)	(20)
Brazilian Real	(1,507)	216
Czech Koruna	(22)	-
Hungarian Forint	(90)	8
Chinese Yuan	(1,435)	-
Chilean Peso	(1,431)	6,284
Polish Zloty	44	-

The following tables present our forward exchange contract balances with an aggregate notional amount greater than $5.0 million.

Exchange Rate Table
As of October 31, 2008
			Expected Maturity or Transaction Date (000,s)
$U.S. Functional Currency:			Fiscal	Fiscal	Fiscal	There-		Fair
Forward Exchange Agreements			2009	2010	2011	after	Total	Value

Receive	AUD Pay	USD
	Contract Amount		$(37,901)	$0	$0	$0	$(37,901)	$(6,311)
	Average Rate		.8166	0.0000	0.0000	0.0000	.8166

Receive	BRL Pay	USD	(19,999)
	Contract Amount		$1.986	$0	$0	$0	$(19,998)	$(1,291)
	Average Rate			0.0000	0.0000	0.0000	1.9860

Receive	CAD Pay	USD
	Contract Amount		$(19,245)	$0	$0	$0	$(19,244)	$(1,227)
	Average Rate		1.1342	0.0000	0.0000	0.0000	1.1342

Receive	GBP Pay	USD
	Contract Amount		$(142,013)	$(22,586)	$0	$0	$(164,599)	$(25,231)
	Average Rate		1.295	1.9055	0.0000	0.0000	1.9255

Receive	ZAR Pay	USD
	Contract Amount		$(47,153)	$(4,318)	$0	$0	$(51,471)	$(1,291)
	Average Rate		1.000	1.0000	0.0000	0.0000	1.000

Pay	USD Receive	AUD
	Contract Amount		$5,740	$0	$0	$0	$5,740	$(1,137)
	Average Rate		.6793	0.0000	0.0000	0.0000	.6793

Pay	USD Receive	GBP
	Contract Amount		$41,415	$2,007	$0	$0	$43,422	$(3,182)
	Average Rate		1.6446	1.6446	0.0000	0.0000	1.6446

Receive	USD Pay	ZAR
	Contract Amount		$(228,756)	$(2,353)	$0	$0	$(231,109)	$5,861
	Average Rate		1.0000	1.0000	0.0000	0.0000	1.0000

Receive	AUD Pay	GBP
	Contract Amount		$(19,750)	$(935)	$0	$0	$(20,685)	$(1,498)
	Average Rate		7328	.6565	0.0000	0.0000	.7293

Pay	EUR Receive	GBP
	Contract Amount		$13,420	$0	$0	$0	$13,421	$(20)
	Average Rate		1.3004	0.0000	0.0000	0.0000	1.3004

Receive	ZAR Pay	GBP
	Contract Amount		$(14,833)	$0	$0	$0	$(14,833)	$(44)
	Average Rate		1.0000	0.0000	0.0000	0.0000	1.0000

Receive	GBP Pay	ZAR
	Contract Amount		$(266,643)	$(38,718)	$0	$0	$(305,361)	$3,291
	Average Rate		15.5640	16.0700	0.0000	0.0000	15.7242

Receive	CNY Pay	AUD
	Contract Amount		$(17,835)	$(4,325)	$0	$0	$(22,160)	$(1,435)
	Average Rate		6.5928	6.2965	0.0000	0.0000	6.5350

Receive	CLP Receive	USD
	Contract Amount		$(41,287)	$0	$0	$0	$12,301	$4,853
	Average Rate		55.4318	0.0000	0.0000	0.0000	391.9247

Exchange Rate Table
As of October 26, 2007
			Expected Maturity or Transaction Date (000,s)
$U.S. Functional Currency:			Fiscal	Fiscal	Fiscal	There-		Fair
Forward Exchange Agreements			2008	2009	2010	after	Total	Value

Receive	AUD Pay	USD
	Contract Amount		$(22,396.3)	$0.0	$0.0	$0.0	$(22,396.3)	$1,129.3
	Average Rate		0.8502	0.0000	0.0000	0.0000	0.8502

Receive	BRL Pay	USD
	Contract Amount		$(5,035.1)	$(8,202.7)	$0.0	$0.0	$(13,237.7)	$1,702.5
	Average Rate		2.1747	2.0725	0.0000	0.0000	2.1114

Pay	CAD Receive	USD
	Contract Amount		$11,426.7	$4,904.4	$0.0	$0.0	$16,331.2	$(582.2)
	Average Rate		1.0032	1.0039	0.0000	0.0000	1.0034

Receive	GBP Pay	USD
	Contract Amount		$(59,475.0)	$(22,909.7)	$(155.0)	$0.0	$(82,539.6)	$2,411.7
	Average Rate		1.9753	2.0093	1.9512	0.0000	1.9847

Receive	ZAR Pay	USD
	Contract Amount		$(6,023.3)	$0.0	$0.0	$0.0	$(6,023.3)	$855.1
	Average Rate		7.6012	0.0000	0.0000	0.0000	7.6012

Pay	USD Receive	GBP
	Contract Amount		$135,179.1	$(134.6)	$0.0	$0.0	$135,044.5	$1,971.8
	Average Rate		2.0211	1.9949	0.0000	0.0000	2.0212

Receive	USD Pay	ZAR
	Contract Amount		$(18,818.1)	$0.0	$0.0	$0.0	$(18,818.1)	$(1,421.4)
	Average Rate		7.2187	0.0000	0.0000	0.0000	7.2187

Pay	EUR Receive	GBP
	Contract Amount		$23,111.9	$0.0	$0.0	$0.0	$23,111.9	$(483.8)
	Average Rate		1.4070	0.0000	0.0000	0.0000	1.4070

Item 8.  Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included with Item 15 of this Form 10-K beginning on page F-1.

Unaudited Quarterly Financial Data

The following table sets forth certain unaudited quarterly financial data for our fiscal years ended October 31, 2008, and October 26, 2007.

	2008 Fiscal Quarter Ended
(In thousands except per share amounts)	February 1	May 2	August 1	October 31
		(1)	(2)	(3)
Net sales	$640,329	$843,133	$903,769	$1,031,703
Gross profit	211,899	222,226	245,971	309,909
Operating income	111,171	114,255	133,619	192,159
Net income	71,052	72,108	113,079	118,039
Basic Earnings Per Share:
Net income	$0.66	$0.67	$1.04	$1.12
Diluted Earnings Per Share:
Net income	$0.65	$0.66	$1.03	$1.11
Dividends Per Share	$0.15	$0.15	$0.15	$0.175

	2007 Fiscal Quarter Ended
(In thousands except per share amounts)	January 26	April 27	July 27	October 26
				(4)
Net sales	$560,466	$629,162	$621,785	$735,909
Gross profit	174,867	209,172	196,889	245,760
Operating income	93,982	121,577	110,266	147,450
Net income	59,665	77,579	72,901	69,639
Basic Earnings Per Share:
Net income	$0.52	$0.71	$0.67	$0.64
Diluted Earnings Per Share:
Net income	$0.51	$0.70	$0.66	$0.64
Dividends Per Share	$0.15	$0.15	$0.15	$0.15

(1) – In the second quarter of fiscal 2008, we recorded a $21.0 million expense related to the termination of a maintenance and repair contract that covers a dragline delivered in 1996 and $11.1 million of purchase accounting charges related to the Continental acquisition.

(2) – In the third quarter of fiscal 2008, we recorded a $23.6 million discrete tax benefit primarily related to U.S. foreign tax credits available for future utilization.

(3) – In the fourth quarter of fiscal 2008, we recorded a $13.0 million discrete tax expense primarily related to the reorganization of certain foreign entities.

(4) - In the fourth quarter of fiscal 2007 we recorded certain tax adjustments which resulted in a charge to income tax expense of $18.0 million. These tax adjustments were primarily made up of taxes on dividends received from foreign subsidiaries, the write-off of pre-bankruptcy R&D credits, and a reserve related to a previously disclosed contingent tax liability in South Africa.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

We incorporate by reference herein the sections entitled “ELECTION OF DIRECTORS,” “BOARD OF DIRECTORS; AUDIT COMMITTEE FINANCIAL EXPERT” and “OTHER INFORMATION--Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be mailed to stockholders in connection with our 2009 annual meeting.

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

Item 11.  Executive Compensation

We incorporate by reference herein the section entitled “EXECUTIVE COMPENSATION” in our Proxy Statement to be mailed to stockholders in connection with our 2009 annual meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

We incorporate by reference herein the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in our Proxy Statement to be mailed to stockholders in connection with our 2009 annual meeting.

Item 13.  Certain Relationships and Related Transactions

We incorporate by reference herein the section entitled “EXECUTIVE COMPENSATION – Related Party Transactions” in our Proxy Statement to be mailed to stockholders in connection with our 2009 annual meeting.

Item 14.  Principal Accountant Fees and Services

We incorporate by reference herein the section entitled “AUDITORS, AUDIT FEES AND AUDITOR INDEPENDENCE” in our Proxy Statement to be mailed to stockholders in connection with our 2009 annual meeting.

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

2.1

Third Amended Joint Plan of Reorganization, as modified, of the Debtors under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2.1 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 001-09299).

2.2

Purchase Agreement by and among Joy Global Inc., NES Group, Inc. and N.E.S. Investment Co. (incorporated by reference to Exhibit 2.1 to current report of Joy Global Inc. on Form 8-K dated January 11, 2008, File No. 001-09299).

3.1

Amended and Restated Certificate of Incorporation of Joy Global Inc. (incorporated by reference to Exhibit 3.1 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 001-09299).

3.2

Amended and Restated Bylaws of Joy Global Inc. as amended on December 18, 2006. (incorporated by reference to Exhibit 3.2 to Annual Report of Joy Global Inc. on Form 10-K for the year ended October 28, 2006, File No. 001-09299).

3.3

Certificate of Designations of Joy Global Inc. dated July 15, 2002 (incorporated by reference to Exhibit 3(a) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 001-09299).

4.1	Specimen common stock certificate of Joy Global Inc. (incorporated by reference to Exhibit 4.4 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 001-09299).
4.2

Rights Agreement, dated as of July 16, 2002, between Joy Global Inc. and American Stock Transfer and Trust Company, as rights agent, including the Form of Certificate of Designations, the Form of Rights Certificate and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibits A, B and C (incorporated by reference to Exhibit 4.1 to Joy Global Inc.’s Form 8-A filed on July 17, 2002, File No. 001-09299).

4.3

Indenture, dated as of November 10, 2006, among Joy Global Inc. and Wells Fargo Bank, N.A. as trustee (incorporated by reference to Exhibit 4.3 to current report of Joy Global Inc. on Form 8-K dated November 16, 2006, File No. 001-09299).

4.4

Supplemental Indenture, dated as of November 10, 2006, entered into by and among Joy Global Inc. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to current report of Joy Global Inc. on Form 8-K dated November 16, 2006, File No. 001-09299).

4.5

Form of 6.000% Senior Notes due 2016 and 6.625% Senior Notes due 2036 (incorporated by reference to Exhibit 4.5 to current report of Joy Global Inc. on Form 8-K dated November 16, 2006, File No. 001-09299).

10.1

Form of change of control Employment Agreement entered into between Joy Global Inc. and each of its executive officers (incorporated by reference to Exhibit 10(t) to Annual Report of Joy Global Inc. on Form 10-K for the year ended November 1, 2003, File No. 001-09299).

10.2

Asset Purchase Agreement dated as of April 18, 2006 and entered into by and among Joy Technologies Inc. as buyer and Oldenburg Group Incorporated, Oldenburg Australasia Pty. Ltd. and Oldenburg Mining Equipment (Proprietary) Limited, as sellers (incorporated by reference to Exhibit 10(a) to report of Joy Global Inc. on Form 10-Q for the quarter ended April 29, 2006, File No. 001-09299).

10.3

Form of Stock Option Agreement entered into as of November 14, 2005 between Joy Global Inc. and each of its executive officers (incorporated by reference to Exhibit 10(b) to report of Joy Global Inc. on Form 10-Q for the quarter ended April 29, 2006, File No. 001-09299).

10.4

Form of Restricted Stock Unit Award Agreement entered into as of November 14, 2005 between Joy Global Inc. and each of its executive officers (incorporated by reference to Exhibit 10(c) to report of Joy Global Inc. on Form 10-Q for the quarter ended April 29, 2006, File No. 001-09299).

10.5

Form of Performance Share Agreement entered into as of November 14, 2005 between Joy Global Inc. and each of its executive officers (incorporated by reference to Exhibit 10(d) to report of Joy Global Inc. on Form 10-Q for the quarter ended April 29, 2006, File No. 001-09299).

10.6	Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to report of Joy Global Inc. on Form 10-Q for the quarter ended April 27, 2007, File No. 001-09299).
10.7	Form of Restricted Stock Unit Award Agreement entered into between Joy Global Inc. and each of its non-employee directors in connection with restricted stock units granted under the Joy Global

Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to report of Joy Global Inc. on Form 10-Q for the quarter ended April 27, 2007, File No. 001-09299).

10.8

Form of Nonqualified Stock Option Agreement entered into between the registrant and each of its executive officers in connection with the nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan. (incorporated by reference to Exhibit 10.2 to report of Joy Global Inc. on Form 10-Q for the quarter ended May 2, 2008, File No. 001-09299).

10.9

Form of Restricted Stock Unit Award Agreement entered into between the registrant and each of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to report of Joy Global Inc. on Form 10-Q for the quarter ended May 2, 2008, File No. 001-09299).

10.10

Form of Performance Share Agreement entered into between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to report of Joy Global Inc. on Form 10-Q for the quarter ended May 2, 2008, File No. 001-09299).

10.11

Form of Restricted Stock Unit Award Agreement entered into between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to report of Joy Global Inc. on Form 10-Q for the quarter ended May 2, 2008, File No. 001-09299).

10.12

Termination and Release Agreement between the Company and James H. Woodward, dated March 17, 2008 (incorporated by reference to Exhibit 10.1 to current report of Joy Global Inc. on Form 8-K/A dated March 24, 2008, File No. 001-09299).

10.13

Letter Agreement with James H. Tate regarding compensation arrangements in connection with appointment as Chief Financial Officer, reached March 26, 2008 (incorporated by reference to Exhibit 10.2 to current report of Joy Global Inc. on Form 8-K/A dated March 31, 2008, File No. 001-09299).

10.14

Credit Agreement dated as of October 28, 2005 entered into by and among Joy Global Inc., certain of its domestic subsidiaries, Bank of America, N.A., LaSalle Bank National Association, Deutsche Bank AG New York Branch, Harris N.A., JPMorgan Chase Bank, N.A., and the other lenders named therein (incorporated by reference to Exhibit 10.28 to report of Joy Global Inc. on Form 10-K for the year ended October 29, 2005, File No. 001-09299).

10.15

First Amendment to Credit Agreement dated as of November 10, 2006 and entered into among Joy Global Inc., as Borrower, the lenders listed therein, as Lenders, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.1 to current report of Joy Global Inc. on Form 8-K dated November 16, 2006, File No. 001-09299).

10.16

Second Amendment to Credit Agreement dated as of February 14, 2008 and entered into among Joy Global Inc., as Borrower, the lenders listed therein, as Lenders, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to current report of Joy Global Inc. on Form 8-K dated February 19, 2008, File No. 001-09299).

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

Form 10-K Item 8 and Items 15(a)(1) and 15(a)(2)

Index to Consolidated Financial Statements

And Financial Statement Schedule

The following Consolidated Financial Statements of Joy Global Inc. and the related Reports of Independent Registered Public Accounting Firm are included in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules:

Page in This
Item 15(a) (1):	Form 10-K

Reports of Independent Registered Public Accounting Firm	F-2, F-3

Management's Report on Internal Control Over Financial Reporting	F-4

Consolidated Statement of Income for the fiscal years ended October 31,
2008, October 26, 2007 and October 28, 2006	F-5

Consolidated Balance Sheet at October 31, 2008 and October 26, 2007	F-6, F-7

Consolidated Statement of Cash Flows for the fiscal years ended October 31,
2008, October 26, 2007 and October 28, 2006	F-8

Consolidated Statement of Shareholders' Equity for the fiscal years
ended October 31, 2008, October 26, 2007 and October 28, 2006	F-9

Notes to Consolidated Financial Statements	F-10

The following Consolidated Financial Statement schedule of Joy Global Inc. is included in Item 15(a)(2):

Schedule II. Valuation and Qualifying Accounts	F-52

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Joy Global Inc.

We have audited the accompanying consolidated balance sheets of Joy Global Inc. as of October 31, 2008 and October 26, 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joy Global Inc. at October 31, 2008 and October 26, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 10 to the financial statements, on October 26, 2007 the Company changed its method of accounting for defined benefit pension and other postretirement plans. As discussed in Note 11 to the financial statements, in 2006 the Company changed its method of accounting for stock compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Joy Global Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 17, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

December 17, 2008

Report of Independent Registered Public Accounting Firm on Internal

Control Over Financial Reporting

The Board of Directors and Shareholders

Joy Global Inc.

We have audited Joy Global Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Joy Global Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, Joy Global Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Joy Global Inc. and our report dated December 17, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

December 17, 2008

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of October 31, 2008.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Joy Global Inc.

Consolidated Statement of Income

(In thousands, except for per share data)

	Fiscal Years Ended
	October 31,	October 26,	October 28,
	2008	2007	2006

Net sales	$3,418,934	$2,547,322	$2,401,710

Cost of sales	2,428,929	1,720,634	1,646,591
Product development, selling
and administrative expenses	441,527	358,538	321,831
Other income	(2,726)	(5,125)	(9,109)
Operating income	551,204	473,275	442,397

Interest income	12,539	6,965	6,804
Interest expense	(34,237)	(31,909)	(5,666)
Reorganization items	(2,419)	728	6,822

Income from continuing operations
before income taxes	527,087	449,059	450,357

Provision for income taxes	(153,950)	(169,275)	(35,501)

Income from continuing operations	373,137	279,784	414,856

Income from discontinued operations,
net of income taxes	1,141	-	-

Income before cumulative effect of changes in
accounting principle	374,278	279,784	414,856
Cumulative effect of changes in accounting
principle, net of income taxes	-	-	1,565
Net income	$374,278	$279,784	$416,421

Basic earnings per share:
Continuing operations	$3.47	$2.54	$3.41
Discontinued operations	.01	-	-
Cumulative effect	-	-	.01
Net income	$3.48	$2.54	$3.42

Diluted earnings per share:
Continuing operations	$3.44	$2.51	$3.37
Discontinued operations	.01	-	-
Cumulative effect	-	-	.01
Net income	$3.45	$2.51	$3.38

Dividends per common share	$0.625	$0.60	$0.45
Weighted average common shares
Basic	107,472	110,354	121,682
Diluted	108,425	111,630	123,276

Joy Global Inc.

Consolidated Balance Sheet

(In thousands, except share data)

	October 31,	October 26,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$201,575	$173,248
Accounts receivable, net	632,194	560,242
Inventories	805,244	727,360
Other current assets	99,116	76,945
Total Current Assets	1,738,129	1,537,795

Property, Plant and Equipment:
Land and improvements	23,395	14,005
Buildings	94,220	91,474
Machinery and equipment	385,656	331,263
	503,271	436,742
Accumulated depreciation	(214,270)	(202,713)
Total Property, Plant and Equipment	289,001	234,029

Other Assets:
Other intangible assets, net	195,033	62,932
Goodwill	124,994	16,784
Deferred income taxes	255,313	248,139
Other non-current assets	41,843	35,224
Total Other Assets	617,183	363,079

Total Assets	$2,644,313	$2,134,903

Joy Global Inc.

Consolidated Balance Sheet

(In thousands, except share data)

	October 31,	October 26,
	2008	2007
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Short-term notes payable, including current
portion of long-term obligations	$26,460	$240
Trade accounts payable	291,779	199,198
Employee compensation and benefits	110,007	59,490
Advance payments and progress billings	491,675	324,102
Accrued warranties	46,621	49,382
Other accrued liabilities	173,809	121,127
Total Current Liabilities	1,140,351	753,539

Long-term Obligations	540,967	396,257

Other Non-current Liabilities:
Liability for postretirement benefits	31,322	50,121
Accrued pension costs	286,057	173,559
Other	113,142	37,433
Total Other Non-current Liabilities	430,521	261,113

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock, $1 par value
(authorized 150,000,000 shares; 125,972,010 and
124,906,335 shares issued at October 31,
2008 and October 26, 2007, respectively.)	125,972	124,906
Capital in excess of par value	904,642	863,532
Retained earnings	950,697	644,414
Treasury stock (23,264,439 and 17,223,712 shares, respectively)	(1,102,917)	(795,211)
Accumulated other comprehensive loss	(345,920)	(113,647)
Total Shareholders' Equity	532,474	723,994

Total Liabilities and Shareholders' Equity	$2,644,313	$2,134,903

Joy Global Inc.

Consolidated Statement of Cash Flows

(In thousands, except share data)

	Fiscal Years Ended
	October 31,	October 26,	October 28,
Operating Activities:	2008	2007	2006
Net income	$374,278	$279,784	$416,421
Add (deduct) - items not affecting cash:
Cumulative effect of accounting change	-	-	(1,565)
Gain on sale of discontinued operation	(1,141)	-	-
Depreciation and amortization	71,423	48,806	41,256
Increase (decrease) in deferred income taxes, net
of change in valuation allowance	(17,486)	101,963	(28,472)
Change in long-term accrued pension costs	(38,950)	23,718	22,779
Excess income tax benefit from exercise of stock options	(12,011)	(7,102)	(20,732)
Other, net	4,726	(11,180)	5,362
Changes in Working Capital Items:
Increase in accounts receivable, net	(43,973)	(93,902)	(61,232)
Increase in inventories	(136,646)	(73,279)	(61,989)
(Increase) decrease in other current assets	(47,876)	2,158	(2,453)
Increase (decrease) in trade accounts payable	81,905	(11,532)	26,255
Increase (decrease) in employee compensation and benefits	49,037	(24,234)	716
Increase (decrease) in advance payments and progress billings	214,527	121,996	(6,035)
Increase in other accrued liabilities	79,472	24,798	54
Net cash provided by operating activities	577,285	381,994	330,365
Investment Activities:
Acquisition of businesses, net of cash acquired	(255,574)	(13,186)	(117,377)
Property, plant and equipment acquired	(84,205)	(51,194)	(49,066)
Proceeds from sale of property, plant and equipment	2,184	1,760	11,082
Other, net	8,930	299	609
Net cash used by investment activities	(328,665)	(62,321)	(154,752)
Financing Activities:
Exercise of stock options	18,330	11,936	14,125
Excess income tax benefit from exercise of stock options	12,011	7,102	20,732
Dividends paid	(67,426)	(66,158)	(54,426)
Issuance of senior notes	-	394,874	-
Increase (decrease) in short-term notes payable	4,697	(4,791)	4,792
Borrowings (payments) on long-term obligations, net	160,946	(97,439)	95,900
Financing fees	(1,495)	(976)	-
Purchase of treasury stock	(307,706)	(499,673)	(295,538)
Net cash used by financing activities	(180,643)	(255,125)	(214,415)
Effect of Exchange Rate Changes on Cash and
Cash Equivalents	(39,650)	7,446	(3,861)
Increase (Decrease) in Cash and Cash Equivalents	28,327	71,994	(42,663)
Cash and Cash Equivalents at Beginning of Year	173,248	101,254	143,917
Cash and Cash Equivalents at End of Year	$201,575	$173,248	$101,254
Supplemental cash flow information:
Interest paid	$31,564	$20,461	$4,651
Income taxes paid	110,050	69,948	37,806

Joy Global Inc.

Consolidated Statement of Shareholders’ Equity

(In thousands)

						Accumulated
						Other
	Common Stock		Excess of		Treasury	Comprehensive
	Shares	Amount	Par Value	Earnings	Stock	Income (Loss)	Total
Balance at October 29, 2005	121,769	$121,769	$704,932	$69,766	$-	$(228,841)	$667,626
Comprehensive income (loss):
Net income	-	-	-	416,421	-	-	416,421
Change in additional minimum pension liability, net of taxes	-	-	-	-	-	42,500	42,500
Derivative instrument fair market value adjustment, net of taxes	-	-	-	-	-	2,095	2,095
Currency translation adjustment	-	-	-	-	-	(3,061)	(3,061)
Total comprehensive income							457,955
Treasury stock purchased	-	-	-	-	(295,538)	-	(295,538)
Stock based compensation expense and other	(2)	(2)	9,387	-	-	-	9,385
Cumulative effect of accounting change	-	-	2,255	-	-	-	2,255
Deferred tax adjustment	-	-	82,806	-	-	-	82,806
Dividends ($ 0.45 per share)	-	-	451	(54,877)	-	-	(54,426)
Issuance of performance units	191	191	14,882	-	-	-	15,073
Exercise of stock options	1,731	1,731	12,394	-	-	-	14,125
Tax benefit from exercise of stock options	-	-	20,368	-	-	-	20,368
Balance at October 28, 2006	123,689	$123,689	$847,475	$431,310	$(295,538)	$(187,307)	$919,629
Comprehensive income:
Net income	-	-	-	279,784	-	-	279,784
Change in additional minimum pension liability, net of taxes	-	-	-	-	-	163,975	163,975
Derivative instrument fair market value adjustment, net of taxes	-	-	-	-	-	2,285	2,285
Currency translation adjustment	-	-	-	-	-	43,781	43,781
Total comprehensive income							489,825
Impact of FAS No. 158 adoption, net of taxes	-	-	-	-	-	(136,381)	(136,381)
Treasury stock purchased	-	-	-	-	(499,673)	-	(499,673)
Stock based compensation expense	-	-	10,647	-	-	-	10,647
Deferred tax adjustment	-	-	513	-	-	-	513
Dividends ($ 0.60 per share)	-	-	522	(66,680)	-	-	(66,158)
Issuance of performance units, deferred performance units and
restricted stock	441	441	(13,977)	-	-	-	(13,536)
Exercise of stock options	776	776	11,160	-	-	-	11,936
Tax benefit from exercise of stock options	-	-	7,192	-	-	-	7,192
Balance at October 26, 2007	124,906	$124,906	$863,532	$644,414	$(795,211)	$(113,647)	$723,994

Comprehensive income (loss):
Net income	-	-	-	374,278	-		374,278
Change in pension liability, net of taxes	-	-	-	-	-	(87,859)	(87,859)
Derivative instrument fair market value adjustment, net of taxes	-	-	-	-	-	(23,454)	(23,454)
Currency translation adjustment	-	-	-	-	-	(120,960)	(120,960)
Total comprehensive income							142,005
Treasury stock purchased	-	-	-	-	(307,706)		(307,706)
Stock based compensation expense	-	-	13,738	-	-	-	13,738
Dividends ($ 0.625 per share)	-	-	356	(67,782)	-	-	(67,426)
Issuance of performance units, deferred performance units and
restricted stock	202	202	(2,463)	-	-	-	(2,261)
Exercise of stock options	864	864	17,468	-	-	-	18,332
Tax benefit from exercise of stock options	-	-	12,011	-	-	-	12,011
Impact of FIN 48 adoption	-	-	-	(213)	-	-	(213)
Balance at October 31, 2008	125,972	$125,972	$904,642	$950,697	$(1,102,917)	$(345,920)	$532,474

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

1.	Description of Business

Joy Global Inc. is the world's leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands and other minerals. We operate in three business segments: underground mining machinery (Joy Mining Machinery or “Joy”); surface mining equipment (P&H Mining Equipment or “P&H”) and Crushing & Conveying (“CCC”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. CCC is a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications and crushing equipment for both surface and underground environments.

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

Stock Splits - All previously presented earnings per share, share amounts, and stock price data have been adjusted for three-for-two stock splits, effective on January 21, 2005 and December 12, 2005.

Cash Equivalents - All highly liquid investments with original maturities of three months or less when issued are considered cash equivalents. These primarily consist of money market funds and to a lesser extent, certificates of deposit and commercial paper. Cash equivalents were $65.8 million and $73.6 million at October 31, 2008 and October 26, 2007, respectively.

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

Property, Plant and Equipment - Property, plant and equipment are stated at historical cost. Expenditures for major renewals and improvements are capitalized, while maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred. For financial reporting purposes, plant and equipment are depreciated primarily by the straight-line method over the estimated useful lives of the assets which generally range from 5 to 20 years for improvements, from 20 to 50 years for buildings, from 3 to 15 years for machinery and equipment and 3 to 5 years for software. Depreciation expense was $48.8 million, $39.9 million and $37.9 million for fiscal 2008, 2007, and 2006, respectively. Depreciation claimed for income tax purposes is computed by accelerated methods.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

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

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is tested for impairment using the two step approach, in accordance with Statement on Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Goodwill is assigned to specific reporting units and tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. We performed our goodwill impairment testing in the fourth quarter of fiscal 2008 and no impairment was identified.

Risks and Uncertainties - As of October 31, 2008, we employed 11,800 employees worldwide, with 5,700 employed in the United States. Collective bargaining agreements or similar type arrangements cover 36% of our U.S. workforce and 25% of our international employees.

Foreign Currency Translation - Exchange gains or losses incurred on transactions conducted by one of our operations in a currency other than the operation’s functional currency are normally reflected in cost of sales in our Consolidated Statement of Income. An exception is made where the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future, in which case the transaction gain or loss is included in shareholders’ equity as an element of accumulated other comprehensive income (loss). Assets and liabilities of international operations that have a functional currency that is not the U.S. dollar are translated into U.S. dollars at year-end exchange rates and revenue and expense items are translated using weighted average exchange rates. Any adjustments arising on translations are included in shareholders’ equity as an element of accumulated other comprehensive income (loss). Assets and liabilities of operations which have the U.S. dollar as their functional currency (but which maintain their accounting records in local currency) have their values remeasured into U.S. dollars at year-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses arising on remeasurement of the values into U.S. dollars are recognized in cost of sales. Pre-tax foreign exchange gains included in operating income were $3.3 million, $4.3 million, and $0.1 million in fiscal 2008, 2007, and 2006, respectively.

Foreign Currency Hedging and Derivative Financial Instruments - We enter into derivative contracts, primarily foreign currency forward contracts, to protect against fluctuations in exchange rates. These contracts are for committed transactions, and receivables and payables denominated in foreign currencies and not for speculative purposes. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value, if certain designation and documentation requirements are established at hedge inception. Any changes in fair value of these instruments are recorded in the income statement as cost of sales or in the balance sheet as other comprehensive income (loss).

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

During fiscal 2008, there was one derivative instrument which was deemed to be ineffective at inception and therefore the fair value associated with such instrument was recorded through the income statement. During fiscal 2007 and 2006, there were no derivative instruments that were deemed to be ineffective. The component of the derivatives gain or loss excluded from the assessment of hedge effectiveness was insignificant for all periods presented. The amounts included in Accumulated Other Comprehensive Loss will be reclassified into income in a manner that matches the timing of earnings impact of the hedged transaction, generally within the next twelve months.

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

	October 31,	October 26,	October 28,
In millions	2008	2007	2006

Minimum pension liability	$-	$-	$(217.7)
Unrecognized pension and other postretirement obligations	(278.0)	(190.1)	-
Unrealized (loss) gain on derivatives	(19.9)	3.5	1.2
Foreign currency translation	(48.0)	73.0	29.2

Accumulated other comprehensive loss	$(345.9)	$(113.6)	$(187.3)

The unrecognized pension and other postretirement obligation is net of a $47.3 million and $17.6 million income tax benefit as of October 31, 2008 and October 26, 2007, respectively. The minimum pension liability is net of a $14.9 million income tax benefit as of October 28, 2006. In connection with our reversal of tax valuation reserves in fiscal 2006, $79.5 million was recorded as a tax benefit in the income statement related to our minimum pension liability. If the related pension plan is terminated in the future the remainder of the accumulated loss may be recorded in the income statement without a full tax benefit. Unrealized (loss) gain on derivatives is net of $(11.9) million, $2.3 million, and $0.8 million of income tax effects at October 31, 2008, October 26, 2007 and October 28, 2006, respectively.

Revenue Recognition - We recognize a substantial portion of our revenue when the following criteria are satisfied: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is reasonably assured. We recognize revenue on long-term contracts, such as the manufacture of mining shovels, drills, draglines, roof support systems and conveyor systems, using either the percentage-of-completion or inventory sales method. We generally recognize revenue using the percentage-of-completion method for original equipment that requires a minimum of six months to produce. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified.

We have life cycle management contracts with customers to supply parts and service for terms of 1 to 13 years. These contracts are established based on the conditions the equipment will be operating in, the time horizon that the program will cover, and the expected operating cycle that will be required for the equipment. Based on this information, a model is created representing the projected costs and revenues of servicing the

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

respective machines over the specified contract terms. Accounting for these contracts requires us to make various estimates, including estimates of the relevant machine’s long-term maintenance requirements. Under these contracts, customers are generally billed monthly based on hours of operation or units of production achieved by the equipment, with the respective deferred revenues recorded when billed. Revenue is recognized in the period in which parts are supplied or services provided. These contracts are reviewed quarterly by comparison of actual results to original estimates or most recent analysis, with revenue recognition adjusted appropriately for future estimated costs. If a loss is expected at any time, the full amount of the loss is recognized immediately.

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

Sales Incentives - In accordance with EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we account for cash consideration (such as sales incentives and cash discounts) given to our customers or resellers as a reduction of net sales.

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

Income Taxes - Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and for tax loss carryforwards. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that we will not realize the benefit of such assets. Certain tax benefits existed as of our emergence from protection under Chapter 11 of the U.S. Bankruptcy Code on July 12, 2001 but were offset by valuation allowances. Realization of net operating loss, tax credits, and other deferred tax benefits from pre-emergence attributes will be credited to additional paid in capital.

Research and Development Expenses - Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $16.4 million, $11.5 million and $10.4 million for fiscal 2008, 2007, and 2006, respectively.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

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

New Accounting Pronouncements - In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial statements. SFAS 161 becomes effective for us beginning in fiscal 2010. We are currently evaluating the adoption of SFAS 161 to determine the effect on our financial statements and related disclosures.

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

In December 2007, the FASB issued SFAS No. 141 (Revised), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires the measurement at fair value of assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as of the acquisition date. SFAS 141(R) also requires that acquisition related costs and costs to restructure the acquiree be expensed as incurred. SFAS 141(R) becomes effective for us beginning in fiscal 2010. We are currently evaluating the adoption of SFAS 141(R) to determine the effect on our financial statements and related disclosures.

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

October 31, 2008

3.	Goodwill and Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of October 31, 2008 and October 26, 2007, were as follows:

		October 31, 2008		October 26, 2007
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
In thousands	Period	Amount	Amortization	Amount	Amortization
Finite lived other intangible assets:
Engineering drawings	6 years	$2,900	$(1,088)	$2,900	$(604)
Customer relationships	20 years	105,200	(7,127)	31,000	(2,519)
Backlog	1 year	15,089	(15,007)	5,990	(5,990)
Non-compete agreements	5 years	5,800	(2,435)	5,300	(1,325)
Patents	17 years	21,118	(5,853)	10,559	(4,886)
Unpatented technology	32 years	1,236	(200)	1,147	(140)
Subtotal	16.0 years	151,343	(31,710)	56,896	(15,464)

Indefinite lived other intangible assets:
Trademarks		75,400	-	21,500	-

Total other intangible assets		$226,743	$(31,710)	$78,396	$(15,464)

Changes in the carrying amount of goodwill in fiscal 2008 are as follows:

	Underground	Surface
	Mining	Mining	Crushing &
In thousands	Machinery	Equipment	Conveying

Balance as of October 26, 2007	$7,018	$9,766	$-

Goodwill acquired during the year	-	-	111,796
Translation adjustments	-	(2,443)	(1,143)

Balance as of October 31, 2008	$7,018	$7,323	$110,653

Amortization expense for finite-lived intangible assets was $16.2 million, $8.9 million and $3.4 million, for fiscal 2008, 2007, and 2006, respectively.

Estimated future annual amortization expense is as follows:

In thousands
For the fiscal year ending:
2009	$8,417
2010	8,247
2011	7,904
2012	6,934
2013	6,467

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

4.	Borrowings and Credit Facilities

We have a $400.0 million unsecured revolving credit facility (“Credit Agreement”) which expires November 10, 2011. Outstanding borrowings bear interest equal to the London Interbank Offered Rate (“LIBOR”) Rate (defined as applicable LIBOR rate for the equivalent interest period plus 0.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.5%) at our option. We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage. The Credit Agreement also restricts payments of dividends or other return of capital based on the consolidated leverage ratio. At October 31, 2008, we were in compliance with all financial covenants in the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

At October 31, 2008, there were no direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $400.0 million credit limit, totaled $141.4 million. At October 31, 2008, there was $258.6 million available for borrowings under the Credit Agreement.

The Continental acquisition was funded in part through a new $175.0 million term loan supplement to our existing Credit Agreement (“Second Amendment”). The Second Amendment calls for quarterly principal payments of 2.5% of the initial term loan through October 31, 2011, at which time the remaining outstanding principal equal to 62.5% of the initial term loan is due. As of October 31, 2008, $161.9 million is outstanding on the term loan. Outstanding borrowings bear interest equal to the LIBOR rate which has a weighted average interest rate of 3.70%. As part of the Second Amendment, we have the option to request an increase to the term loan outstanding not to exceed $75.0 million. No changes were made to existing financial covenants.

In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (“Notes”) with interest on the Notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2007. The Notes are guaranteed by each of our current and future significant domestic subsidiaries. The Notes were issued in a private placement under an exemption from registration provided by the Securities Act of 1933 (“Securities Act”), as amended. In the second quarter of fiscal 2007, the Notes were exchanged for similar notes registered under the Securities Act. At our option, we may redeem some or all of the Notes at a redemption price of the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

Direct borrowings and capital lease obligations consisted of the following:

	October 31,	October 26,
In thousands	2008	2007

Domestic:
6.0% Senior Notes due 2016	$247,073	$246,797
6.625% Senior Notes to 2036	148,374	148,355
Term Loan	161,875	-
Capital leases and other	173	162

Foreign:
Capital leases and other	1,835	1,183
Short-term notes payable and bank overdrafts	8,097	-
	567,427	396,497
Less: Amounts due within one year	(26,460)	(240)

Long-term Obligations	$540,967	$396,257

The aggregate maturities of debt for credit agreements in place at October 31, 2008 consist of the following (in thousands):

2009	$26,460
2010	18,038
2011	127,256
2012	169
2013	57
Thereafter	395,447

5.	Income Taxes

The consolidated provision (benefit) for income taxes included in the Consolidated Statement of Income consisted of the following:

In thousands	2008	2007	2006
Current provision
Federal	$64,646	$17,247	$27,811
State	15,843	9,930	2,351
Foreign	61,042	48,739	38,650
Total current	141,531	75,916	68,812

Deferred provision (benefit)
Federal	18,057	82,741	(36,188)
State	128	52	306
Foreign	(5,766)	10,566	2,571
Total deferred	12,419	93,359	(33,311)

Total consolidated income tax
provision	$153,950	$169,275	$35,501

The federal deferred provision includes $16.0 million, $110.1 million and $79.6 million, respectively, of net operating losses used in fiscal 2008, 2007 and 2006, respectively. The foreign deferred provision includes $1.8 million, $16.1 million and $13.9 million, respectively, of net operating losses used in fiscal 2008, 2007 and 2006, respectively. The federal deferred provision also includes utilization of foreign tax credits,

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

alternative minimum tax credits and general business tax credits of $31.2 million in fiscal 2008. During fiscal 2008, we recognized $6.6 million of current tax benefit relating to a tax holiday in China. The tax holiday will expire in 2012.

The components of income from continuing operations before income taxes for our domestic and foreign operations were as follows:

In thousands	2008	2007	2006
Domestic income	$324,053	$263,680	$247,048
Foreign income	203,034	185,379	203,309
Pre-tax income from continuing operations	$527,087	$449,059	$450,357

The reconciliation between the income tax provision recognized in our Consolidated Statement of Income and the income tax provision computed by applying the statutory federal income tax rate to the income from continuing operations are as follows:

In thousands	2008	2007	2006
Income tax computed at federal
statutory tax rate	$184,880	$157,170	$157,625
Sub-part F income and foreign
dividends	96,677	19,748	14,981
Differences in foreign and U.S.
tax rates	(18,713)	(13,858)	(15,585)
State income taxes, net of federal
tax impact	11,581	4,101	2,939
Resolution of prior years' tax issues	11,049	1,890	(13,801)
Foreign tax credits	(139,512)	-	-
Valuation allowance	(3,495)	(1,281)	(110,399)
Other items, net	11,483	1,505	(259)
	$153,950	$169,275	$35,501

The components of the net deferred tax asset are as follows:

In thousands	2008	2007
Deferred tax assets:
Reserves not currently deductible	$15,562	$15,315
Employee benefit related items	156,248	130,134
Tax credit carryforwards	24,651	31,009
Tax loss carryforwards	180,031	197,420
Inventories	21,432	21,199
Other, net	8,744	16,361
Valuation allowance	(112,933)	(115,490)
Total deferred tax assets	293,735	295,948

Deferred tax liabilities:
Depreciation and amortization in excess
of book expense	23,557	26,039
Intangibles	51,736	-
Total deferred tax liabilities	75,293	26,039
Net deferred tax asset	$218,442	$269,909

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

The net deferred tax assets are reflected in the accompanying balance sheets as follows:

In thousands	2008	2007

Current deferred tax assets	$39,300	$35,078
Long term deferred tax asset	255,313	248,139
Current deferred tax liability	-	-
Long term deferred tax liability	(76,171)	(13,308)
Net deferred tax asset	$218,442	$269,909

At October 31, 2008, we had general business tax credits of $4.9 million expiring in 2012 and 2013, alternative minimum tax credit carryforwards of $4.3 million, which do not expire, and foreign tax credits of $15.5 million, which expire in 2018.

We have tax loss carryforwards consisting of a gross U.S. Federal operating loss carryforward of $165.7 million expiring in 2020 with a net tax benefit of $58.0 million; tax benefits related to U.S. state operating loss carryforwards of $103.1 million with various expiration dates; and tax benefits related to foreign carryforwards of $8.9 million with tax benefits of $8.1 million that have no expiration date and $0.8 million expiring in 2010 through 2015. Future tax benefits related to the recognition of net operating losses are subject to review as to the future realizability of these amounts. As such, valuation reserves have been established against those loss carryforward amounts for which realizability was not considered more likely than not, which amounted to $2.6 million relating to foreign operating loss carryforwards and $100.7 million relating to U.S. state operating loss carryforwards as of October 31, 2008.

Because our Plan of Reorganization provided for substantial changes in our ownership, there are annual limitations on all of U.S. federal net operating loss carryforwards remaining at October 31, 2008. The U.S. state limitations vary by taxing jurisdiction.

At least annually, we reassess our need for valuation allowances and adjust the allowance balances where it is appropriate based upon past, current, and projected profitability in the various geographical areas in which we conduct business and available tax strategies. Additionally, the U.S. carryforwards were reduced upon emergence from bankruptcy due to the rules and regulations in the Internal Revenue Code related to cancellation of indebtedness income that is excluded from taxable income. These adjustments are included in the net operating loss values detailed above.

At October 31, 2008, our net deferred tax asset, including loss and credit carryforwards and including valuation allowances, was $218.4 million. We have reviewed the realization of net operating losses, tax credits, and net other deferred tax assets in each statutory location in which we conduct our business and established valuation allowances against those net deferred tax assets whose realizability we have determined does not meet the more likely than not criteria of SFAS No. 109, “Accounting for Income Taxes.” Additionally, our emergence from bankruptcy in fiscal 2001 did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for our tax reporting.

In addition, as it relates to the valuation allowances currently recorded that arose in pre-emergence years, our reorganization has resulted in a significantly modified capital structure by which Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” requires us to apply fresh start accounting. Under fresh start accounting, reversals of valuation allowances recorded against deferred tax assets that existed as of the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter are reported as additional paid in capital. As of October 31, 2008, there were $70.5 million of valuation reserves against pre-emergence net operating loss

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

carryforwards. For fiscal 2008, 2007, and 2006 the amount of valuation reserves reversed to additional paid in capital totaled $1.0 million, $0.5 million and $82.8 million, respectively.

As of October 31, 2008, U.S. income taxes, net of foreign taxes paid or payable, have not been provided on the undistributed profits of foreign subsidiaries as all undistributed profits of foreign subsidiaries are deemed to be permanently reinvested outside of the U.S. It is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Such unremitted earnings of subsidiaries, which have been or are intended to be permanently reinvested were $359.9 million at October 31, 2008.

As of October 27, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. As a result of this adoption, we recorded an additional tax liability of approximately $0.2 million to shareholders’ equity. As of October 27, 2007, unrecognized tax benefits of approximately $18.9 million were recorded in Other Non-Current Liabilities and unrecognized tax benefits of approximately $3.3 million were recorded in Other Non-Current Assets. If recognized, all of the net unrecognized tax liabilities and assets would affect the effective tax rate. As of October 31, 2008, unrecognized tax benefits of $4.2 million and $22.4 million were recorded in Other Current Liabilities and Other Non-Current Liabilities, respectively. Additionally, unrecognized tax benefits of $3.2 million were recorded in Other Non-Current Assets. The full unrecognized tax benefit of $23.4 million would affect the effective tax rate if recognized.

(In thousands)
Balance, beginning of year	$15,614
Additions for current year tax positions	3,361
Additions for prior year tax positions	6,809
Reductions for prior year tax positions	(1,154)
Reductions for changes in judgments	(1,249)
Balance, end of year	$23,381

Interest and penalties associated with unrecognized tax benefits are recorded as part of the provision for income tax on the Consolidated Statement of Income. As of October 31, 2008 and October 27, 2007, total interest and penalties of approximately $1.9 million and $1.8 million, respectively, were recorded as part of unrecognized tax benefits on the Consolidated Balance Sheet.

No significant changes are expected to the unrecognized tax benefits during the next fiscal year.

With respect to tax years subject to examination by the domestic taxing authorities, all years prior to and including Fiscal 1999 are closed by statute with all subsequent years open due to the loss carryforward from Fiscal 2000 and Fiscal 2003 for U.S. Federal purposes. Additionally, due to the existence of tax loss carryforwards, the same relative periods exist for U.S. State purposes although some earlier years also remain open. From a non-domestic perspective, the major locations in which we conduct business are as follows: United Kingdom – Fiscal 2006 forward is open for examination; South Africa – Fiscal 2004 forward is open for examination; Australia – Fiscal 1997 forward remains open due to tax loss carryforwards; and Canada – Fiscal 2006 forward is open for examination. There are a number of smaller entities in other countries that generally have open tax years ranging from 3 to 5 years.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

6.	Accounts Receivable

Consolidated accounts receivable consisted of the following:

	October 31,	October 26,
In thousands	2008	2007

Trade receivables	$544,270	$480,920
Unbilled receivables (due within one year)	92,760	83,292
Allowance for doubtful accounts	(4,836)	(3,970)

	$632,194	$560,242

7.	Inventories

Consolidated inventories consisted of the following:

	October 31,	October 26,
In thousands	2008	2007

Finished goods	$552,692	$508,045
Work-in-process and purchased parts	134,905	151,642
Raw materials	117,647	67,673

	$805,244	$727,360

8.	Warranties

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

The following table reconciles the changes in the product warranty reserve:

In thousands	2008	2007
Balance, beginning of year	$49,382	$38,929
Accrual for warranty expensed during the year	31,748	36,660
Settlements made during the year	(31,665)	(28,296)
Change in liability for pre-existing warranties
during the year, including expirations	381	465
Effect of foreign currency translation	(5,986)	1,624
Acquisitions	2,761	-
Balance, end of year	$46,621	$49,382

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

9.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations in accordance with SFAS No. 128:

In thousands except per share amounts	2008	2007	2006

Numerator:
Income from continuing operations	$373,137	$279,784	$414,856
Income from discontinued operations	1,141	-	-
Cumulative effect of accounting change	-	-	1,565
Net income	$374,278	$279,784	$416,421

Denominator:
Denominator for basic earnings per share -
Weighted average shares	107,472	110,354	121,682
Effect of dilutive securities:
Stock options, restricted stock units and
performance shares	953	1,276	1,594
Denominator for diluted earnings per share -
Adjusted weighted average shares and
assumed conversions	108,425	111,630	123,276

Basic earnings per share
Continuing operations	$3.47	$2.54	$3.41
Discontinued operations	.01	-	-
Cumulative effect of change in accounting principle	-	-	.01
Net income	$3.48	$2.54	$3.42

Diluted earnings per share
Continuing operations	$3.44	$2.51	$3.37
Discontinued operations	.01	-	-
Cumulative effect of change in accounting principle	-	-	.01
Net income	$3.45	$2.51	$3.38

10.	Retiree Benefits

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

Certain plans outside the United States, which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of October 31, 2008 and October 26, 2007.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

We also have a defined contribution benefit plan (401(k) plan). Substantially every U.S. employee of the Company (except any employee who is covered by a collective bargaining agreement which does not provide for such employee’s participation in the plan) is eligible to participate in the plan. Under the terms of the plan, the Company generally matches 25% of participant salary reduction contributions up to the first 6% of the participant’s compensation. Effective January 1, 2008 the company matches 50% of a participant salary reduction contribution up to the first 6%, subject to limitations. We recognized costs for matching contributions of $4.9 million, $2.7 million, and $2.0 million, for fiscal 2008, 2007, and 2006, respectively. Total pension expense for all defined contribution plans was $13.2 million, $9.0 million, and $4.5 million for fiscal 2008, 2007, and 2006, respectively.

Total pension expense for all defined benefit plans was $19.6 million, $39.8 million, and $36.5 million for fiscal 2008, 2007, and 2006, respectively. Effective April 30, 2005 the Joy Global Pension Plan was amended to close the Plan to Salaried and P&H Non-Bargained Hourly Employees. Effective October 1, 2008, the Joy Global Pension Plan was amended to close the Plan to the United Steelworkers of America at P&H Mining Equipment’s manufacturing facility in Milwaukee, Wisconsin (“Steelworkers”).

We recalculated our liability under the Joy Global Inc. Pension Plan in conjunction with the extension of the collective bargaining agreement with the Steelworkers. The result was to increase the net pension liability by approximately $40.1 million through an adjustment to other comprehensive income (loss). As a result of the market conditions as of revaluation, partially offset by the increased benefits as part of the agreement, the net periodic pension cost for fiscal 2008 decreased by $2.8 million.

As of October 26, 2007 we adopted the recognition provisions of SFAS 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which require the funded status of defined benefit pension and other postretirement benefit plans to be recognized on the balance sheet.

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

Net periodic pension costs for U.S. plans and plans of subsidiaries outside the United States included the following components:

	U.S. Pension Plans			Non-U.S. Pension Plans
In thousands	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost:
Service cost	$12,732	$14,449	$14,305	$7,736	$8,870	$7,441
Interest cost	51,288	49,083	47,065	33,993	32,232	29,093
Expected return on assets	(56,591)	(51,462)	(49,983)	(39,754)	(37,433)	(33,784)
Amortization of:
Prior service cost	840	593	501	1	1	1
Actuarial (gain) loss	5,565	13,141	13,972	3,770	10,339	7,899

Total net periodic benefit cost	$13,834	$25,804	$25,860	$5,746	$14,009	$10,650

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

The components of the net periodic benefit cost associated with our other postretirement benefit plans (other than pensions), all of which relate to operations in the U.S., are as follows:

	Other Postretirement Benefit Plans
In thousands	2008	2007	2006

Components of net periodic benefit cost:
Service cost	$923	$599	$143
Interest cost	2,393	3,051	2,920
Expected return on assets	(213)	(122)	-
Amortization of:
Prior service cost	(164)	(164)	-
Actuarial loss	(453)	440	566

Total net periodic benefit cost of continuing operations	$2,486	$3,804	$3,629

For postretirement benefit obligation measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits is 8% for both fiscal 2008 and 2007. The annual increase in the per capita cost of covered health care benefits rate is assumed to decrease 0.5% per year to an ultimate 5% by fiscal 2015, and remain at that level thereafter. The health care cost trend rate assumption has an effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of October 31, 2008 by $2.3 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would increase by $0.1 million. A one percentage point decrease in the assumed health care cost trend rates each year would decrease the accumulated postretirement benefit obligation as of October 31, 2008 by $2.1 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would decrease by $0.1 million. Postretirement life insurance benefits have a minimal effect on the total benefit obligation.

The principal assumptions used in determining the funded status and net periodic benefit cost of our pension plans and other postretirement benefit plans are set forth in the following tables. The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

Significant assumptions used in determining net periodic benefit cost as of the fiscal year ended are as follows (in weighted averages):

							Other Postretirement
	U.S. Pension Plan			Non-U.S. Pension Plans			Benefit Plans
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Discount rate	6.30%	5.85%	5.80%	5.89%	4.97%	5.07%	5.90%	5.70%	5.60%
Expected return on plan assets	8.75%	8.75%	8.75%	7.33%	7.30%	7.31%	8.00%	8.00%	8.00%
Rate of compensation increase	4.25%	4.25%	4.25%	4.57%	4.03%	4.01%	4.25%	4.25%	4.25%

The expected rate of return on pension plan assets for the U.S. pension plan is based on the investment policies adopted by our Pension and Investment Committee. We also used the results from a portfolio simulator as input into our decision. The simulator is based on U.S. capital market conditions in October 2008 and uses the U.S. plan’s current asset allocation. The simulation model calculates an expected rate of return for each asset class by forecasting a range of plausible economic conditions. The model starts with the capital market conditions prevailing at the start of the forecast period and trends the rates of return by

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

asset class to its long-term average. A long-term average return is calculated using a blend of historical capital market data and future expectations.

The expected rate of return on Non-U.S. pension plans is based on the plan’s current asset allocation policy. An average long-term rate of return is developed for each asset class and the portfolio return is the weighted average return based on the current asset allocation.

Significant assumptions used in determining benefit obligations as of the fiscal year ended are as follows (in weighted averages):

	U.S.		Non-U.S.		Other Postretirement
	Pension Plan		Pension Plans		Benefit Plans
	2008	2007	2008	2007	2008	2007

Discount rate	7.90%	6.15%	6.87%	5.89%	7.85%	5.90%
Rate of compensation increase	4.25%	4.25%	4.78%	4.57%	-	-

Changes in the projected benefit obligations and pension plan assets relating to the Company’s defined benefit pension plans and other postretirement benefit obligations together with a summary of the amounts recognized in the Consolidated Balance Sheet are set forth in the following table:

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

					Other Postretirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	October 31,	October 26,	October 31,	October 26,	October 31,	October 26,
In thousands	2008	2007	2008	2007	2008	2007
Change in Benefit Obligations
Net benefit obligations at beginning of year	$843,101	$840,819	$627,136	$623,009	$57,081	$55,790
Service cost	12,732	14,449	7,736	8,870	923	599
Interest cost	51,288	49,083	33,993	32,232	2,393	3,051
Plan participants' contributions	-	-	1,519	1,671	-	-
Plan amendments	5,675	984	-	-	-	-
Actuarial (gain) loss	(164,977)	(21,656)	(78,839)	(63,759)	(19,804)	1,605
Acquisition	9,898	-	-	-	530	-
Currency fluctuations	-	-	(114,989)	53,092	-	-
Gross benefits paid	(43,347)	(40,578)	(30,013)	(27,979)	(3,242)	(3,964)
Net benefit obligations at end of year	$714,370	$843,101	$446,543	$627,136	$37,881	$57,081

Change in Plan Assets
Fair value of plan assets at beginning of year	$694,351	$657,620	$599,796	$525,171	$2,661	$1,782
Actual return on plan assets	(196,379)	75,418	(119,449)	37,032	(897)	201
Currency fluctuations	-	-	(101,721)	47,250	-	-
Employer contributions	34,844	1,891	23,882	16,651	3,772	4,642
Acquisition	8,478	-	-	-	-	-
Plan participants' contributions	-	-	1,519	1,671	-	-
Gross benefits paid	(43,347)	(40,578)	(30,013)	(27,979)	(3,242)	(3,964)
Fair value of plan assets at end of year	$497,947	$694,351	$374,014	$599,796	$2,294	$2,661

Funded Status
Net amount recognized at end of year	$(216,423)	$(148,750)	$(72,529)	$(27,340)	$(35,587)	$(54,420)

Amounts Recognized in the Consolidated
Balance Sheet Consist of:
Prepaid benefit cost	$-	$-	$-	$-	$-	$779
Current liabilities	(2,194)	(1,801)	(701)	(730)	(4,265)	(5,078)
Other Non-current Liabilities	(214,229)	(146,949)	(71,828)	(26,610)	(31,322)	(50,121)
Net amount recognized at end of year	$(216,423)	$(148,750)	$(72,529)	$(27,340)	$(35,587)	$(54,420)
Accumulated Benefit Obligation	$686,110	$794,786	$419,101	$580,003	$-	$-

Amounts recognized in accumulated other comprehensive loss as of October 31, 2008 consist of:

	Pension Plans		Other Postretirement
	U.S.	Non U.S.	Benefit Plans
Net actuarial loss	$(195,050)	$(132,193)	$11,292
Prior service cost	(9,450)	(11)	166
Deferred tax	35,504	16,117	(4,331)
Total accumulated other comprehensive loss (income)	$(168,996)	$(116,087)	$7,127

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2009 are as follows:

	Pension Plans		Other Postretirement
	U.S.	Non U.S.	Benefit Plans
Actuarial loss	$48	$80	$362
Prior service cost (credit)	1,143	2	(318)
	$1,191	$82	$44

The defined benefit plans had the following target allocation and weighted-average asset allocations as of October 31, 2008 and October 26, 2007.

	Percentage of Plan Assets
	U.S. Pension Plan			Non-U.S. Pension Plans
	Target			Target
Asset Category	Allocation	2008	2007	Allocation	2008	2007
Equity Securities	50%	47%	56%	49%	46%	52%
Debt Securities	30%	31%	32%	36%	38%	38%
Other	20%	22%	12%	15%	16%	10%
Total	100%	100%	100%	100%	100%	100%

U.S. Plan Assets

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

Non-U.S. Plan Assets

The objectives of the Non-U.S. plans are as follows: the acquisition of suitable assets of appropriate liquidity which will generate income and capital growth which together with new contributions from members and the employer will meet the cost of the current and future benefits which the Plan provides; to limit the risk of the assets failing to meet the liabilities over the long term and; to minimize the long term costs of the Plan by maximizing the return on the assets.

The following pension and other postretirement benefit payments (which include expected future service) are expected to be paid in each of the following fiscal years.

	Pension Plans		Other Postretirement Benefit Plans
			Prior to	After	Impact of
			Medicare	Medicare	Medicare
In thousands	U.S.	Non-U.S.	Part D	Part D	Part D

2009	$45,674	$24,588	$4,909	$4,830	$79
2010	47,430	25,326	4,898	4,824	74
2011	49,316	26,431	4,809	4,741	68
2012	51,539	27,513	4,653	4,591	62
2013	54,154	28,143	4,504	4,448	56
2014- 2018	314,308	155,760	20,450	20,136	314

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

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

The projected benefit obligations, accumulated benefits obligations, and fair value of plan assets for underfunded and overfunded plans have been combined for disclosure purposes. The projected benefit obligations, accumulated benefit obligations, and fair value of assets for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	U.S. Pension Plans		Non U.S. Pension Plans
In thousands	2008	2007	2008	2007

Projected Benefit Obligation	$714,370	$843,101	$424,601	$22,766
Accumulated Benefit Obligation	686,110	794,786	398,655	21,223
Fair Value of Plan Assets	497,947	694,351	353,520	11,238

For fiscal 2009, we expect to contribute approximately $77.4 million to our employee pension plans and $4.8 million to our other postretirement benefit plans.

11.	Share-Based Compensation

Our 2007 Stock Incentive Plan (“Plan”) authorizes the grant of up to 10.0 million shares plus canceled and forfeited awards. The Plan allows for the issuance of non-qualified stock options, incentive stock options, performance shares, restricted stock units, and other stock-based awards to officers, employees, and directors. As of October 31, 2008, none of the options granted qualify as incentive stock options under the Internal Revenue Code. We have historically issued new common stock in order to satisfy share based payment awards and plan to do so to satisfy future awards.

The total share-based compensation expense we recognized for fiscal 2008, 2007, and 2006 was approximately $13.7 million, $10.6 million, and $10.9 million, respectively. The total stock-based compensation expense is reflected in our cash flow statement in Operating Activities under the heading Other, net. The corresponding deferred tax asset recognized related to the stock-based compensation expense was approximately $4.3 million, $3.2 million, and $3.1 million in fiscal 2008, 2007 and 2006, respectively.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

Stock Options

We have granted non-qualified stock options to purchase our common stock at prices equal to the fair market value of the stock on the grant dates. Stock options vest ratably beginning on one-year anniversary dates over three years and expire ten years from the grant date. Options to purchase 202,500 shares have also been granted to our outside directors. A summary of stock option activity under all plans is as follows:

			Weighted-	Weighted -
(Dollars in millions, except per share amounts)		Weighted-	Average	Average
		Average	Remaining	Grant - Date	Aggregate
	Number of	Exercise Price	Contractual	Fair	Intrinsic
	Options	Per Share	Term	Value	Value

Outstanding at October 29, 2005	3,672,650	$10.75

Options granted	708,625	32.13		$8.54
Options exercised	(1,731,799)	8.16			$68.3
Options forfeited or cancelled	(100,000)	19.70

Outstanding at October 28, 2006	2,549,476	18.10

Options granted	647,500	41.83		14.06
Options exercised	(776,493)	15.37			28.8
Options forfeited or cancelled	(260,020)	26.32

Outstanding at October 26, 2007	2,160,463	25.20	7.3		67.0
Exercisable at October 26, 2007	971,706	13.85	5.9		41.2

Options granted	735,700	57.72		18.97
Options exercised	(863,928)	21.22			43.4
Options forfeited or cancelled	(74,893)	50.69

Outstanding at October 31, 2008	1,957,342	$38.21	7.3		9.1
Exercisable at October 31, 2008	732,088	$19.30	5.3		9.1

The fair value of the stock awards is the estimated fair value at grant date using the Black Scholes valuation model and is recognized as expense on a straight line basis over the vesting period. The weighted average assumptions and resulting estimated fair value is as follows:

	2008	2007	2006

Risk free interest rate	3.1%	4.7%	4.5%
Expected volatility	0.47	0.45	0.34
Expected life	3.0	3.4	3.1
Dividend yield	1.05%	1.44%	1.45%
Weighted average estimated fair value at grant date	$18.97	$14.06	$8.54

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

At October 31, 2008, there was $11.8 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.8 years.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

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

Restricted stock units granted to Directors generally vest one year from the grant date and provide that a number of shares of common stock equivalent to the restricted stock units will be delivered to the individual director one year after their service on the Board of Directors terminates.

Dividends accrue on all restricted stock units and vest consistent with the underlying award. In the event of a change in control, the units will be paid out in cash based on the market price of the common stock as of the change in control date.

A summary of restricted stock unit activity under all plans is as follows:

		Weighted-
(Dollars in millions,		Average	Aggregate
except per share amounts)	Number of	Grant Date	Intrinsic
	Units	Fair Value	Value

Outstanding at October 29, 2005	312,993	$10.63

Units granted	60,605	36.79
Units earned from dividends	3,702	43.87
Units forfeited	(14,418)	17.99
Outstanding at October 28, 2006	362,882	15.05

Units granted	89,207	43.13
Units earned from dividends	5,051	49.22
Units settled	(30,320)	11.82	$1.4
Units deferred	(4,146)	11.82	0.2
Units forfeited	(21,915)	16.57

Outstanding at October 26, 2007	400,759	21.92

Units granted	61,471	55.64
Units earned from dividends	3,848	63.25
Units settled	(72,871)	13.51	4.2
Units deferred	(3,082)	14.08	0.2
Units forfeited	(11,073)	52.01

Units not yet vested at October 31, 2008	379,052	$28.61

At October 31, 2008 there was $4.7 million of unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 3.1 years.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

Performance Shares

The performance share award programs under our stock incentive plans provide long-term incentive compensation opportunities to certain senior executives and other managers. The fair value of our performance shares is determined based on the closing price of our stock on the date of grant and is recognized straight line over the vesting period.

Shares of common stock may be earned by the participants under the performance share award programs if at the end of a three-year award cycle our financial performance over the course of the cycle exceeds certain threshold amounts. For our fiscal 2008, 2007 and 2006 performance share award programs, the performance measure for senior executive officers is return on equity. For our fiscal 2007 and 2006 performance share award program the performance measure for all other participants is EBIT (earnings before income taxes) margin. For our fiscal 2008 performance share award program, the performance measure for all other participants is average return on invested capital (ROIC) and cumulative diluted earnings per share for the three year cycle from fiscal 2008 through fiscal 2010. Each performance share represents the right to earn one share of common stock.

Awards can range from 0% to 150% (or, in certain cases, 180%) of the target award opportunities and may be paid out in stock, cash or a combination of stock and cash as determined by the Human Resources and Nominating Committee of the Board of Directors. In the event of a change in control, the performance shares are paid out in cash based on the greater of actual performance or target award. The final awards for the fiscal 2006 performance share program amounted to 89,342 shares and will be paid out entirely in stock beginning in January 2009.

A summary of performance share activity under all plans is as follows:

		Weighted-
(Dollars in millions,		Average	Aggregate
except per share amounts)	Number of	Grant Date	Intrinsic
	Shares	Fair Value	Value

Outstanding at October 29, 2005	859,873	$8.44

Shares granted	74,825	32.86
Target adjustment	81,834	29.25
Shares distributed	(214,253)	4.71	$9.3
Shares deferred	(372,153)	4.71	16.1
Shares forfeited	(9,006)	15.40

Outstanding at October 28, 2006	421,120	21.87

Shares granted	61,900	42.02
Shares distributed	(71,471)	11.78	3.3
Shares deferred	(109,150)	11.78	5.1
Shares forfeited	(34,054)	28.92

Outstanding at October 26, 2007	268,345	32.42

Shares granted	125,400	59.10
Target adjustment	(14,553)	46.23
Shares distributed	(97,464)	17.37	5.9
Shares deferred	(19,263)	17.37	1.2
Shares forfeited	(12,486)	52.73

Shares not yet awarded at October 31, 2008	249,979	$51.01

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

At October 31, 2008 there was $5.4 million of unrecognized compensation expense related to performance shares that is expected to be recognized over a weighted-average period of 1.9 years.

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

We are authorized to issue 5,000,000 shares of preferred stock, of which 1,000,000 shares have been designated as Series A Junior Participating Preferred Stock of $1.00 par value per share. None of the preferred shares have been issued. On July 15, 2002, our Board of Directors (“Directors”) declared a dividend of one preferred share purchase right for each outstanding share of common stock. Each right entitles the holder to purchase one one-hundredth of a share of our Series A Junior Participating Preferred Stock for $100. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $100 exercise price, shares of our common stock or of any company into which we are merged having a value of $200. The rights expire on August 5, 2012 unless extended by our Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Directors regarding such acquisition.

Under our share repurchase program, management is authorized to repurchase up to $1.0 billion in shares in the open market or through privately negotiated transactions until December 31, 2008. On September 9, 2008 the Directors authorized the repurchase of an additional $1.0 billion of outstanding common stock until December 31, 2011. During fiscal 2008 and 2007, we repurchased $307.7 million of common stock representing 6,040,727 shares and $499.7 million of common stock, representing 11,076,960 shares, respectively.

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

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $23.1 million, $17.7 million, and $16.7 million for fiscal 2008, 2007, and 2006, respectively.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

At October 31, 2008, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance were as follows:

In millions
2009	$16.5
2010	11.5
2011	8.1
2012	5.1
2013	3.2
Thereafter	9.4
Total	$53.8

14.	Reorganization Items

Reorganization items include income, expenses and losses from settlement of items related to our reorganization under Chapter 11 of the Bankruptcy Code.

Net reorganization items for fiscal 2008, 2007, and 2006 consisted of the following:

In thousands – (expense) income	2008	2007	2006

Beloit U.K. claim settlement	$(2,055)	$-	$7,042
Resolution of contingent payable	-	1,473	-
Professional fees directly related to the reorganization	(364)	(745)	(220)
Net reorganization (expense) income	$(2,419)	$728	$6,822

15.	Discontinued Operations and Held for Sale Assets and Liabilities

During the fourth quarter of fiscal 2005, The Horsburgh & Scott Co. (“H&S”), a wholly owned subsidiary of the Company, was classified as held for sale. H&S is a premier designer and manufacturer of industrial gears and gear drives and was classified as part of the Surface Mining Equipment segment.

In November 2007, we collected the remaining receivable balance of $9.9 million and recognized the pre-tax deferred gain of $1.5 million ($1.1 million, net of taxes) in discontinued operations.

16.	Acquisitions

Continental

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

We purchased all of the outstanding shares of Continental for an aggregate amount of $252.1 million, which is net of approximately $5.9 million of indebtedness assumed by us at closing and $12.0 million of cash acquired. We also incurred $2.3 million of direct acquisition costs related to the acquisition.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

Following is condensed balance sheet data showing the preliminary allocation of the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

(In thousands)
Current assets	$112,648
Property, plant & equipment	33,602
Intangible assets	147,689
Goodwill	111,796
Other assets	554
Current liabilities	(73,184)
Deferred Income taxes	(73,656)
Other long-term obligations	(5,112)
Net assets acquired	$254,337

Of the $147.7 million of intangible assets, $53.9 million has been preliminarily assigned to trademarks which are not being amortized. The remaining $93.8 million of intangible assets has been assigned to the following categories and are being amortized over a weighted-average useful life of 18 years:

(In thousands)
Customer relationships	$74,200
Patents	10,490
Backlog	9,099
$93,789

We are still in the process of finalizing the working capital adjustment; accordingly, allocation of the purchase price is subject to modification in the future.

Following are Joy Global Inc. pro forma amounts assuming that the acquisition was made on October 29, 2006:

(In thousands, except per share amounts)	Year to Date
	October 31, 2008	October 26, 2007

Net sales	$3,522,860	$2,873,115

Income from continuing operations	373,229	293,865
Income from discontinued operations	1,141	-
Net income	$374,370	$293,865

Basic earnings per share:
Income from continuing operations	$3.47	$2.66
Income from discontinued operations	.01	-
Net income	$3.48	$2.66

Diluted earnings per share:
Income from continuing operations	$3.44	$2.63
Income from discontinued operations	.01	-
Net income	$3.45	$2.63

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

Stamler

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

Following is the condensed balance sheet showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition plus resolution:

Current Assets	$57,692
Property, Plant & Equipment	3,874
Other Intangible Assets	72,290
Goodwill	3,675

Total Assets	137,531

Current Liabilities	(20,153)

Net Assets Acquired	$117,378

Of the $72.3 million of intangible assets acquired, $21.5 million has been assigned to trademarks, an indefinite lived intangible asset. The $50.8 million balance of acquired intangibles assets has been assigned to the following categories and is being amortized over a weighted-average estimated useful life of 15 years:

Engineering Drawings	$2,900
Customer Relationships	31,000
Patents	5,600
Backlog	5,990
Non-compete agreement	5,300

$50,790

Goodwill of $3.7 million was initially recorded as part of the acquisition and was allocated to the Underground Mining Machinery segment. During fiscal 2007 an additional $3.3 million of goodwill was recorded as part of the finalization of the purchase accounting. All of the goodwill is expected to be deductible for income tax purposes.

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

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

On April 19, 2004, Joy South Africa declared a dividend to our wholly owned subsidiary in the United Kingdom in the amount of approximately $46 million. As part of the transaction and in accordance with the South African Tax Act (“Act”), Joy South Africa was not required to pay tax on the transaction. In August 2004 the South African Revenue Service (“SARS”) stated that it disagreed with the Joy South Africa interpretation of the Act and would attempt to collect this tax. In September 2005, we received a notice of assessment from SARS, which as of October 2007 was approximately $8.0 million, including interest and penalties. During the fourth quarter of fiscal 2007, we recorded a liability related to the assessment based on the increased probability of a negative outcome and representing an amount for which we would agree to settle. In December 2008, we reached agreement with SARS in the matter for $4.2 million, inclusive of interest, which approximated the accrued amount. The settlement is expected to be paid in March 2009.

At October 31, 2008, we were contingently liable to banks, financial institutions, and others for approximately $179.4 million for outstanding letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $179.4 million, approximately $4.0 million remains in place and is substantially attributable to remaining workers compensation obligations of Beloit Corporation and $21.1 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity of the Company.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of October 31, 2008, the notional or face value of forward foreign exchange contracts, in absolute U.S. dollar equivalent terms, was $537.1 million.

Forward exchange contracts are entered into to protect the value of committed future foreign currency receipts and disbursements and consequently any market related loss on the forward contract would be offset by changes in the value of the hedged item. As a result, we are generally not exposed to net market risk associated with these instruments.

We are exposed to credit-related losses in the event of non-performance by counterparties to our forward exchange contracts. We currently have a concentration of these contracts held with Bank of America N.A., which maintains an investment grade rating. We do not expect any counterparties, including Bank of America, N.A. to fail to meet their obligations. A contract is generally subject to credit risk only when it has a positive fair value and the maximum exposure is the amount of the positive fair value.

19.	Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents: The carrying value approximates fair value because of the short maturity of those instruments.

Credit Facility and Term Loan: The carrying value of the Credit Facility approximates fair value as the facility bears a floating rate of interest expressed in relation to LIBOR or the Base Rate (previously defined). Consequently, the cost of this instrument always approximates the market cost of borrowing for an equivalent maturity and risk class.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

Senior Notes: The fair market value of the Senior Notes is estimated based on market quotations at year-end.

Forward Exchange Contracts: The fair value of forward exchange contracts represents the estimated amounts receivable (payable) to terminate such contracts at the reporting date based on foreign exchange market prices at that date.

The estimated fair values of financial instruments at October 31, 2008 and October 26, 2007 are as follows:

In thousands	Carrying Value	Fair Value

October 31, 2008
Cash and cash equivalents	$201,575	$201,575
6.0 % Senior Notes	247,073	211,825
6.625% Senior Notes	148,374	114,869
Term Loan	161,875	161,875
Other borrowings	10,105	10,105
Forward exchange contracts	(28,850)	(28,850)

October 26, 2007
Cash and cash equivalents	$173,248	$173,248
6.0 % Senior Notes	246,797	254,298
6.625% Senior Notes	148,355	155,372
Other borrowings	1,345	1,345
Forward exchange contracts	5,302	5,302

The fair values of forward exchange contracts at October 31, 2008 are analyzed in the following table of U.S. dollar equivalent terms:

In thousands of U.S. Dollars	Fair Value
	Buy	Sell
U.S. Dollar	$8,412	$(6,870)
Australian Dollar	(8,084)	273
British Pound Sterling	(26,471)	4,505
Canadian Dollar	(2,319)	1,091
South African Rand	(1,437)	102
Euro	(99)	(20)
Brazilian Real	(1,507)	216
Czech Koruna	(22)	-
Hungarian Forint	(90)	8
Chinese Yuan	(1,435)	-
Chilean Peso	(1,431)	6,284
Polish Zloty	44	-

We are exposed to fluctuations in foreign currency exchange rates and interest rates. To manage these risks, we use derivative instruments, in this case, forward exchange contracts. Derivative instruments used in hedging activities are viewed as risk management tools, involve little complexity, and are not used for trading or speculative purposes.

As part of our risk management process, we monitor concentrations of credit risk associated with financial institutions. We also monitor the creditworthiness of our customers to which we grant credit terms in the

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

normal course of business. Our customers are, almost exclusively, in the mining industry. Our concentration of credit risk associated with our trade receivables are considered minimal due to the broad customer base and the generally sound financial standing of our major customers. Bad debts have not been significant. We often require and receive letters of credit or bank guarantees as collateral for our credit sales, especially when the customer is located outside the United States and other developed markets.

20.	Subsequent Events

On November 21, 2008, our Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend will be paid on December 19, 2008 to all stockholders of record at the close of business on December 5, 2008.

Under our share repurchase program, we have repurchased approximately $13.7 million of common stock, representing 608,720 shares, under the program from November 1, 2008 through December 15, 2008.

21.	Segment Information

Business Segment Information

At October 31, 2008, we had three reportable segments, Underground Mining Machinery (Joy) and Surface Mining Equipment (P&H) and Crushing & Conveying (CCC). The Crushing & Conveying segment was created with the acquisition of N.E.S. Investment Co. in the second quarter fiscal 2008 and also includes breakage equipment previously only shown in Underground Mining Machinery. The intersegment sales for Crushing & Conveying include sales of breakage equipment to the Underground Mining Machinery and Surface Mining Equipment segments. Operating income (loss) of segments does not include interest income and expense, reorganization items and provision for income taxes. Eliminations include the elimination of intersegment breakage equipment sales and the related operating income. Identifiable assets are those used in our operations in each segment. Corporate assets consist primarily of deferred financing costs, cash and cash equivalents, and deferred income taxes. The accounting policies of the segments are the same as those described in Note 2 - Significant Accounting Policies.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

	Underground	Surface
	Mining	Mining	Crushing &
	Machinery	Equipment	Conveying	Corporate	Eliminations	Total
Fiscal 2008
Net Sales
Third Party	$1,736,485	$1,431,466	$250,983	$-	$-	$3,418,934
Intersegment	-	-	88,438	-	(88,438)	-
Total	$1,736,485	$1,431,466	$339,421	$-	$(88,438)	$3,418,934

Operating income (loss)	$348,830	$227,382	$27,856	$(34,759)	$(18,105)	$551,204
Interest Income	-	-	-	12,539	-	12,539
Interest expense	-	-	-	(34,237)	-	(34,237)
Reorganization items	-	-	-	(2,419)	-	(2,419)
Income before income taxes	$348,830	$227,382	$27,856	$(58,876)	$(18,105)	$527,087

Depreciation and Amortization	$30,443	$19,181	$21,764	$960	$-	$72,348

Capital Expenditures	$33,831	$47,774	$2,600	$-	$-	$84,205

Total Assets	$1,124,750	$744,888	$418,186	$356,489	$-	$2,644,313

Fiscal 2007
Net Sales
Third Party	$1,421,715	$1,125,607	$-	$-	$-	$2,547,322
Intersegment	-	-	-	-	-	-
Total	$1,421,715	$1,125,607	$-	$-	$-	$2,547,322

Operating income (loss)	$285,860	$217,825	$-	$(30,410)	$-	$473,275
Interest Income	-	-	-	6,965	-	6,965
Interest expense	-	-	-	(31,909)	-	(31,909)
Reorganization items	-	-	-	728	-	728
Income before income taxes	$285,860	$217,825	$-	$(54,626)	$-	$449,059

Depreciation and Amortization	$32,475	$16,273	$-	$667	$-	$49,415

Capital Expenditures	$25,545	$25,649	$-	$-	$-	$51,194

Total Assets	$1,069,539	$738,634	$-	$326,730	$-	$2,134,903

Fiscal 2006
Net Sales
Third Party	$1,424,803	$976,907	$-	$-	$-	$2,401,710
Intersegment	-	-	-	-	-	-
Total	$1,424,803	$976,907	$-	$-	$-	$2,401,710

Operating income (loss)	$307,404	$165,125	$-	$(30,132)	$-	$442,397
Interest Income	-	-	-	6,804	-	6,804
Interest expense	-	-	-	(5,666)	-	(5,666)
Reorganization items	-	-	-	6,822	-	6,822
Income before income taxes	$307,404	$165,125	$-	$(22,172)	$-	$450,357

Depreciation and Amortization	$26,171	$15,015	$-	$371	$-	$41,557

Capital Expenditures	$23,183	$25,789	$-	$94	$-	$49,066

Total Assets	$969,601	$597,284	$-	$387,120	$-	$1,954,005

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

Geographical Segment Information

			Sales to		Long
	Total	Interarea	Unaffiliated	Operating	Lived
In thousands	Sales	Sales	Customers	Income (Loss)	Assets

2008
United States	$2,155,911	$(523,378)	$1,632,533	$393,837	$213,998
Europe	573,234	(210,045)	363,189	93,591	36,268
Australia	522,828	(52,278)	470,550	54,196	28,179
Other Foreign	996,830	(44,168)	952,662	189,662	45,804
Interarea Eliminations	(829,869)	829,869	-	(145,323)	-
	$3,418,934	$-	$3,418,934	$585,963	$324,249

2007
United States	$1,601,858	$(390,513)	$1,211,345	$323,021	$165,717
Europe	356,411	(146,832)	209,579	71,023	40,520
Australia	457,069	(42,784)	414,285	86,912	26,557
Other Foreign	747,385	(35,272)	712,113	137,430	32,515
Interarea Eliminations	(615,401)	615,401	-	(114,701)	-
	$2,547,322	$-	$2,547,322	$503,685	$265,309

2006
United States	$1,498,329	$(327,719)	$1,170,610	$285,009	$166,491
Europe	524,266	(162,131)	362,135	113,650	95,871
Australia	419,850	(14,854)	404,996	71,823	21,751
Other Foreign	488,211	(24,242)	463,969	87,272	23,502
Interarea Eliminations	(528,946)	528,946	-	(85,225)	-
	$2,401,710	$-	$2,401,710	$472,529	$307,615

Product Information

In thousands	2008	2007	2006

Original equipment	$1,439,493	$947,524	$937,822
Aftermarket	1,979,441	1,599,798	1,463,888
Total revenues	$3,418,934	$2,547,322	$2,401,710

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

22.    Subsidiary Guarantors

The following tables present condensed consolidated financial information for fiscal years 2008, 2007, and 2006 for; (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes issued in November 2006, which include Joy Technologies Inc., P&H Mining Equipment Inc. and N.E.S. Investment Co. and Continental Crushing & Conveying Inc. (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

Condensed Consolidated

Statement of Income

Fiscal Year Ended October 31, 2008

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$2,152,573	$2,096,230	$(829,869)	$3,418,934

Cost of sales	-	1,537,081	1,576,532	(684,684)	2,428,929

Product development, selling
and administrative expenses	34,529	221,451	185,547	-	441,527
Other income	-	45,436	(48,162)	-	(2,726)
Operating income (loss)	(34,529)	348,605	382,313	(145,185)	551,204

Intercompany items	10,782	(62,811)	(54,861)	106,890	-
Interest income (expense) - net	(31,494)	778	9,018	-	(21,698)
Reorganization items	(364)	-	(2,055)	-	(2,419)
Income (loss) from continuing operations
before income taxes and equity	(55,605)	286,572	334,415	(38,295)	527,087

Provision (benefit) for income taxes	(47,781)	146,791	54,940	-	153,950
Equity in income (loss) of subsidiaries	382,102	224,301	-	(606,403)	-

Income (loss) from continuing operations	374,278	364,082	279,475	(644,698)	373,137

Income from discontinued operations	-	1,141	-	-	1,141

Net Income	$374,278	$365,223	$279,475	$(644,698)	$374,278

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

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

October 31, 2008

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

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

Condensed Consolidated

Balance Sheet

October 31, 2008

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$55,693	$3,432	$142,450	$-	$201,575
Accounts receivable-net	-	310,192	333,291	(11,289)	632,194
Inventories	-	475,586	424,957	(95,299)	805,244
Other current assets	40,885	10,738	49,346	(1,853)	99,116
Total current assets	96,578	799,948	950,044	(108,441)	1,738,129

Property, plant and equipment-net	142	187,235	101,624	-	289,001
Intangible assets-net	-	309,157	10,870	-	320,027
Investment in affiliates	2,169,861	910,538	153,374	(3,233,773)	-
Intercompany accounts receivable-net	(1,032,295)	412,197	641,810	(21,712)	-
Deferred income taxes	255,313	-	-	-	255,313
Prepaid benefit costs	-	-	-	-	-
Other assets	2,785	26,756	12,302	-	41,843

Total assets	$1,492,384	$2,645,831	$1,870,024	$(3,363,926)	$2,644,313

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$17,500	$148	$8,812	$-	$26,460
Trade accounts payable	731	171,917	119,236	(105)	291,779
Employee compensation and benefits	9,997	63,341	36,669	-	110,007
Advance payments and progress billings	-	292,158	240,412	(40,895)	491,675
Accrued warranties	-	27,022	19,599	-	46,621
Other accrued liabilities	8,293	78,894	89,839	(3,217)	173,809
Total current liabilities	36,521	633,480	514,567	(44,217)	1,140,351

Long-term debt	539,822	-	1,145	-	540,967

Other non-current liabilities	383,567	17,575	29,379	-	430,521

Shareholders' equity (deficit)	532,474	1,994,776	1,324,933	(3,319,709)	532,474

Total liabilities and shareholders' equity (deficit)	$1,492,384	$2,645,831	$1,870,024	$(3,363,926)	$2,644,313

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

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

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

Condensed Consolidated

Statement of Cash Flows

Fiscal Year Ended October 31, 2008

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operations	$469,072	$29,735	$78,478	$-	$577,285

Investing Activities:
Acquisition of business, net of cash received	(266,334)	2,592	8,168	-	(255,574)
Property, plant and equipment acquired	-	(48,758)	(35,447)	-	(84,205)
Proceeds from the sale of property, plant and equipment	-	305	1,879	-	2,184
Other - net	752	8,178	-	-	8,930
Net cash (used) provided by investing activities	(265,582)	(37,683)	(25,400)	-	(328,665)

Financing Activities:
Exercise of stock options	18,330	-	-	-	18,330
Excess income tax benefit from exercise of stock options	12,011	-	-	-	12,011
Dividends paid	(67,426)	-	-	-	(67,426)
Purchase of treasury stock	(307,706)	-	-	-	(307,706)
Issuance of senior notes	-	-	-	-	-
Financing fees	(1,495)	-	-	-	(1,495)
Borrowings (payments) on long-term obligations, net	161,875	(14)	(915)	-	160,946
Increase (decrease) in short-term notes payable, net	-	-	4,697	-	4,697
Net cash (used) provided by financing activities	(184,411)	(14)	3,782	-	(180,643)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	(39,650)	-	(39,650)
Increase (Decrease) in Cash and Cash Equivalents	19,079	(7,962)	17,210	-	28,327
Cash and Cash Equivalents at Beginning of Period	36,614	11,394	125,240	-	173,248
Cash and Cash Equivalents at End of Period	$55,693	$3,432	$142,450	$-	$201,575

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

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

October 31, 2008

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

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on the 19th day of December 2008.

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

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 19, 2008.

Signature	Title

/s/ Michael W. Sutherlin	President and Chief Executive Officer
Michael W. Sutherlin

/s/ Michael S. Olsen	Executive Vice President, Chief Financial Officer and Treasurer
Michael S. Olsen	(Principal Financial Officer and Principal Accounting Officer)

/s/ John Hils Hanson	Chairman of the Board of Directors
John Nils Hanson*

/s/ Steven L. Gerard	Director
Steven L. Gerard*

/s/ Ken C. Johnsen	Director
Ken C. Johnsen*

/s/ Gale E. Klappa	Director
Gale E. Klappa*

/s/ Richard B. Loynd	Director
Richard B. Loynd*

/s/ P. Eric Siegert	Director
P. Eric Siegert*

/s/ James H. Tate	Director
James H. Tate*

December 19, 2008

By:	/s/ Michael W. Sutherlin
Michael W. Sutherlin, Attorney-in-fact

Joy Global Inc.

Notes to Consolidated Financial Statements

October 31, 2008

JOY GLOBAL INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Additions			Currency	Acquisitions /	Balance
	Beginning	Charged			Translation	Discontinued	at End
Classification	of Year	to Expense	Deductions	(1)	Effects	Operations	of Year

Allowance Deducted in Balance Sheet
from Accounts Receivable:
Fiscal 2008	$3,970	$1,281	$(892)		$(406)	$883	$4,836

Fiscal 2007	$5,626	$(109)	$(1,655)		$108	$-	$3,970

Fiscal 2006	$5,795	$648	$(1,025)		$66	$142	$5,626

(1) Represents write-off of bad debts
net of recoveries
		Additions
	Balance at	Charged to	Allocated		Allocated	Allocated	Reclass to	Balance
	Beginning	Comprehensive	to Tax		to	to	L-T Deferred	at End
	of Year	Loss	Expense		Intangibles	APIC	Tax Assets	of Year

Allowance Deducted in Balance Sheet
from Deferred Tax Assets:
Fiscal 2008	$115,490	$-	$(3,495)		$-	$(1,030)	$1,968	$112,933

Fiscal 2007	$117,484	$-	$(1,281)		$-	$(513)	$(200)	$115,490

Fiscal 2006	$316,962	$-	$(110,399)		$-	$(82,806)	$(6,273)	$117,484