Form 10-Q
period 2009-01-30
JOY GLOBAL INC
filed 2009-03-09
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 30, 2009
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

Class	Outstanding at February 27, 2009
Common Stock, $1 par value	102,210,773

JOY GLOBAL INC.

FORM 10-Q -- INDEX

January 30, 2009

PART I. – FINANCIAL INFORMATION	PAGE No.

Item 1 – Financial Statements (unaudited):
Condensed Consolidated Statement of Income – Quarter
Ended January 30, 2009 and February 1, 2008	4

Condensed Consolidated Balance Sheet – January 30, 2009
and October 31, 2008	5

Condensed Consolidated Statement of Cash Flows – Quarter
Ended January 30, 2009 and February 1, 2008	6

Notes to Condensed Consolidated Financial Statements	7 – 25

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations	26 – 32

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	32

Item 4 – Controls and Procedures	32

PART II. – OTHER INFORMATION

Item 1 – Legal Proceedings	33

Item 1A – Risk Factors	33

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3 – Defaults Upon Senior Securities	33

Item 4 – Submission of Matters to a Vote of Security Holders	33

Item 5 – Other Information	33

Item 6 – Exhibits	34

Signatures	35

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements are identified by forward-looking terms such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “may be,” “objective,” “plan,” “predict,” “will be,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, and the risks discussed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for our fiscal year ended October 31, 2008, and in other filings that we, from time to time, make with the SEC. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Quarter Ended
	January 30,	February 1,
	2009	2008

Net sales	$754,896	$640,329
Costs and expenses:
Cost of sales	513,791	428,430
Product development, selling and
administrative expenses	106,830	101,536
Other income	(965)	(808)

Operating income	135,240	111,171
Interest income	1,526	2,564
Interest expense	(8,641)	(6,814)
Reorganization items	(135)	(1,884)

Income from continuing operations before income taxes	127,990	105,037
Provision for income taxes	(42,250)	(35,126)

Income from continuing operations	85,740	69,911
Income from discontinued operations, net of taxes	-	1,141

Net income	$85,740	$71,052

Basic earnings per share:
Income from continuing operations	$0.84	$0.65
Income from discontinued operations	-	0.01
Net income	$0.84	$0.66

Diluted earnings per share:
Income from continuing operations	$0.83	$0.64
Income from discontinued operations	-	0.01
Net income	$0.83	$0.65

Dividends per share	$0.175	$0.15

Weighted average shares outstanding:
Basic	102,454	107,827
Diluted	102,949	108,975

JOY GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	January 30,	October 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$164,007	$201,575
Accounts receivable, net	601,608	632,194
Inventories	936,637	805,244
Other current assets	124,814	99,116
Total current assets	1,827,066	1,738,129

Property, plant and equipment, net	297,336	289,001
Other intangible assets, net	192,907	195,033
Goodwill	128,402	124,994
Deferred income taxes	239,494	255,313
Other non-current assets	41,487	41,843
Total assets	$2,726,692	$2,644,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term obligations	$25,733	$26,460
Trade accounts payable	254,063	291,779
Employee compensation and benefits	68,702	110,007
Advance payments and progress billings	548,327	491,675
Accrued warranties	45,194	46,621
Other accrued liabilities	165,584	173,809
Total current liabilities	1,107,603	1,140,351

Long-term obligations	612,393	540,967
Accrued pension costs	293,566	286,057
Other liabilities	142,630	144,464

Total liabilities	2,156,192	2,111,839

Shareholders’ equity	570,500	532,474

Total liabilities and shareholders’ equity	$2,726,692	$2,644,313

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Quarter Ended
	January 30,	February 1,
	2009	2008
Cash flows from operating activities:
Net income	$85,740	$71,052
Add (deduct) – items not affecting cash
Gain on sale of discontinued operation	-	(1,141)
Depreciation and amortization	14,510	12,222
Increase (decrease) in deferred income taxes	1,858	(1,520)
Excess income tax benefit from exercise of stock options	-	(1,922)
Change in long-term accrued pension costs	(652)	1,133
Other, net	1,897	3,109

Changes in working capital:
Decrease in accounts receivable, net	30,547	6,687
Increase in inventories	(143,651)	(83,937)
Increase in other current assets	(16,320)	(5,943)
Decrease in trade accounts payable	(35,522)	(14,946)
Decrease in employee compensation and benefits	(40,591)	(4,902)
Increase in advance payments and progress billings	60,289	105,007
Increase in other accrued liabilities	6,080	914

Net cash (used) provided by operating activities	(35,815)	85,813

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(11,070)	-
Property, plant and equipment acquired	(22,792)	(15,750)
Proceeds from the sale of business	-	9,868
Other, net	(2)	163

Net cash used by investing activities	(33,864)	(5,719)

Cash flows from financing activities:
Exercise of stock options	-	3,770
Excess income tax benefit from exercise of stock options	-	1,922
Dividends paid	(17,896)	(16,123)
Purchases of treasury stock	(13,706)	(11,911)
Borrowings (repayments) on long-term obligations, net	70,866	(81)
Decrease in short-term notes payable	(1,894)	-

Net cash provided (used) by financing activities	37,370	(22,423)

Effect of exchange rate changes on cash and cash equivalents	(5,259)	(3,975)

(Decrease) Increase in Cash and Cash Equivalents	(37,568)	53,696
Cash and Cash Equivalents at Beginning of Period	201,575	173,248

Cash and Cash Equivalents at End of Period	$164,007	$226,944

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2009

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

These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

3.	Significant Accounting Policy – Revenue Recognition

We recognize revenue on aftermarket products and services when the following criteria are satisfied: persuasive evidence of an arrangement exists, product delivery and title transfer has occurred or the services rendered, the price is fixed and determinable, and collectability is reasonably assured. We recognize revenue on long-term contracts, such as the manufacture of mining shovels, drills, draglines, roof support systems and conveyor systems, using either the percentage-of-completion or inventory sales method. We generally recognize revenue using the percentage-of-completion method for original equipment that requires a minimum of six months to produce. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified.

We have life cycle management contracts with customers to supply parts and service for terms of 1 to 13 years. These contracts are established based on the conditions the equipment will be operating in, the time horizon that the program will cover, and the expected operating cycle that will be required for the equipment.

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

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

In limited circumstances, we have customer agreements that are multiple element arrangements as defined by the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The agreements are assessed for multiple elements based on the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered item and the arrangement includes a general right of return relative to the delivered item, and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Revenue is then allocated to each identified unit of accounting based on our estimate of their relative fair values.

Revenue recognition involves judgments, including assessments of expected returns, the likelihood of nonpayment, and estimates of expected costs and profits on long-term contracts. We analyze various factors, including a review of specific transactions, historical experience, credit-worthiness of customers, and current market and economic conditions, in determining when to recognize revenue. Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income.

4.	Borrowings and Credit Facilities

Direct borrowings and capital lease obligations consisted of the following:

	January 30,	October 31,
In thousands	2009	2008

6.0% Senior Notes due 2016	$247,145	$247,073
6.625% Senior Notes due 2036	148,379	148,374
Term loan	157,500	161,875
Revolving loans	75,400	-
Short-term notes payable	5,953	8,097
Capital leases and other	3,749	2,008
	638,126	567,427
Less: Amounts due within one year	(25,733)	(26,460)

Long-term obligations	$612,393	$540,967

We have a $400.0 million unsecured revolving credit facility (“Credit Agreement”) which expires November 10, 2011. Outstanding borrowings bear interest equal to the LIBOR Rate (defined as LIBOR plus 0.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.5%) at our option. We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage. The Credit Agreement also restricts payments of dividends or other return of capital based on the consolidated leverage ratio. At January 30, 2009, we were

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2009

(Unaudited)

in compliance with all financial covenants in the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

At January 30, 2009, there were $75.4 million outstanding direct borrowings under the Credit Agreement at a weighted average interest rate of 3.25%. Outstanding letters of credit issued under the Credit Agreement, which count toward the $400.0 million credit limit, totaled $134.1 million. At January 30, 2009, there was $190.5 million available for borrowings under the Credit Agreement.

Our acquisition that resulted in CCC was funded in part through a new $175.0 million term loan supplement to our existing Credit Agreement (“Second Amendment”). The Second Amendment calls for quarterly principal payments of 2.5% of the initial term loan through October 31, 2011, at which time the remaining outstanding principal equal to 62.5% of the initial term loan is due. As of January 30, 2009, $157.5 million is outstanding on the term loan. Outstanding borrowings bear interest equal to the LIBOR rate which has a weighted average interest rate of 0.981%. As part of the Second Amendment, we have the option to request an increase to the term loan outstanding not to exceed $75.0 million. No changes were made to existing financial covenants.

In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (“Notes”) with interest on the Notes being paid semi-annually in arrears on May 15 and November 15 of each year. The Notes are guaranteed by each of our current and future significant domestic subsidiaries. The Notes were issued in a private placement under an exemption from registration provided by the Securities Act of 1933 (“Securities Act”), as amended. In the second quarter of fiscal 2007, the Notes were exchanged for similar notes registered under the Securities Act. At our option, we may redeem some or all of the Notes at a redemption price of the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes.

5.	Shareholders’ Equity

On November 21, 2008, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend was paid on December 19, 2008 to all shareholders of record at the close of business on December 5, 2008.

Under our share repurchase program, management is authorized to repurchase up to $2.0 billion in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011. During the quarter ended January 30, 2009, we repurchased $13.7 million of common stock representing 608,720 shares. Under our currently authorized share repurchase program we have repurchased approximately $1.1 billion of common stock, representing 23,873,159 shares. Given the current economic environment, we have set a priority for cash accumulation ahead of other discretionary uses of cash until either adequate cash reserves are established or until there is greater clarity in the outlook for our markets.

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2009

(Unaudited)

Comprehensive income consisted of the following:

	Quarter Ended
	January 30,	February 1,
In thousands	2009	2008

Net income	$85,740	$71,052
Other comprehensive income (loss):
Pension and postretirement adjustments	47	2,953
Translation adjustments	(18,529)	(20,152)
Derivative fair value adjustments	(8,439)	(2,885)
Total other comprehensive loss	(26,921)	(20,084)
Total comprehensive income	$58,819	$50,968

6.	Share-Based Compensation

The total share-based compensation expense we recognized for the quarter ended January 30, 2009 and February 1, 2008 was $4.8 million and $3.7 million, respectively.

Stock Options

A summary of stock option activity under all plans is as follows:

			Aggregate
		Weighted-Average	Intrinsic
	Number of	Exercise Price	Value
In thousands, except per share amounts	Options	per Share	(In Millions)

Outstanding at October 31, 2008	1,957,342	$38.21	9.1

Options granted	2,078,000	21.69
Options exercised	-	-
Options forfeited or cancelled	(28,812)	51.07

Outstanding at January 30, 2009	4,006,530	$29.56	$4.9
Exercisable at January 30, 2009	1,267,013	$29.89	$4.9

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2009

(Unaudited)

The fair value of the stock awards is the estimated fair value at grant date using the Black-Scholes valuation model and is recognized as expense on a straight line basis over the vesting period. The weighted average assumptions and resulting estimated fair value is as follows:

First Quarter
2009

Risk free interest rate	1.58%
Expected volatility	0.58
Expected life in years	2.73
Dividend yield	3.3%
Weighted average estimated fair value at grant date	$7.10

Restricted Stock Units

A summary of restricted stock unit activity under all plans is as follows:

			Aggregate
		Weighted-Average	Intrinsic
	Number of	Grant Date	Value
	Units	Fair Value	(In Millions)

Outstanding at October 31, 2008	379,052	$28.61

Units granted	212,900	21.69
Units earned from dividends	4,142	23.76
Units settled	(63,203)	17.82	1.5
Units deferred	(4,256)	11.82	0.1
Units forfeited	(4,267)	37.57

Outstanding at January 30, 2009	524,368	$27.13

Performance Shares

A summary of performance share activity under all plans is as follows:

		Weighted-	Aggregate
		Average	Intrinsic
	Number of	Grant Date	Value
	Shares	Fair Value	(In millions)

Outstanding at October 31, 2008	249,979	$51.01

Shares granted	363,100	21.69
Shares distributed	(89,342)	30.42	$2.2
Shares forfeited	(4,052)	53.62

Shares not yet vested at January 30, 2009	519,685	$34.04

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2009

(Unaudited)

7.	Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted-average number of shares outstanding during each period. Diluted net income per share is computed based on the weighted-average number of ordinary shares during each period, plus dilutive potential shares considered outstanding during the period in accordance with SFAS No. 128, “Earnings per Share.”

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
	January 30,	February 1,
In thousands except per share data	2009	2008
Numerator:
Income from continuing operations	$85,740	$69,911
Discontinued operations	-	1,141
Net income	$85,740	$71,052

Denominator:
Denominator for basic net income per share -
Weighted average shares	102,454	107,827
Effect of dilutive securities:
Stock options, restricted stock units and
performance shares	495	1,148
Denominator for diluted net income per share -
Adjusted weighted average shares and
assumed conversions	102,949	108,975

Basic earnings per share
Income from continuing operations	$0.84	$0.65
Discontinued operations	-	0.01
Net Income	$0.84	$0.66

Diluted earnings per share
Income from continuing operations	$0.83	$0.64
Discontinued operations	-	0.01
Net Income	$0.83	$0.65

8.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2009

(Unaudited)

		January 30, 2009		October 31, 2008
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
In thousands	Period	Amount	Amortization	Amount	Amortization
Finite lived other intangible assets:
Engineering drawings	6 years	$2,900	$(1,209)	$2,900	$(1,088)
Customer relationships	20 years	105,200	(8,534)	105,200	(7,127)
Backlog	1 year	15,089	(15,089)	15,089	(15,007)
Non-compete agreements	5 years	5,800	(2,657)	5,800	(2,435)
Patents	17 years	21,118	(6,100)	21,118	(5,853)
Unpatented technology	35 years	1,236	(247)	1,236	(200)
Subtotal	17 years	151,343	(33,836)	151,343	(31,710)

Indefinite lived other intangible assets:
Trademarks		75,400	-	75,400	-

Total other intangible assets		$226,743	$(33,836)	$226,743	$(31,710)

Changes in the carrying amount of goodwill are as follows:

In thousands	Underground Mining Machinery	Surface Mining Equipment	Crushing & Conveying	Consolidated

Balance as of October 31, 2008	$7,018	$7,323	$110,653	$124,994

Goodwill acquired during the quarter	3,860	-	-	3,860
Translation adjustments and other	(4,202)	(257)	4,007	(452)

Balance as of January 30, 2009	$6,676	$7,066	$114,660	$128,402

Amortization expense was $2.1 million and $1.0 million for the quarters ended January 30, 2009 and February 1, 2008, respectively. Estimated annual amortization expense is as follows:

In thousands
For the fiscal year ending:
2009	$8,163
2010	7,945
2011	7,887
2012	7,091
2013	6,411

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2009

(Unaudited)

9.	Contingent Liabilities

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

At January 30, 2009, we were contingently liable to banks, financial institutions and others for approximately $171.7 million for outstanding letters of credit, bank guarantees and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Included in the amount were $20.9 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

We have entered into various forward foreign exchange contracts with major international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of January 30, 2009 the nominal or face value of forward foreign exchange contracts to which we are a party, in U.S. dollar equivalent terms, was $481.9 million.

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

10.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a definition of fair value, establishes a framework for measuring fair value within GAAP, and expands disclosures about fair value measurements. SFAS 157 became effective for us November 1, 2008. We have not adopted SFAS No. 157 for non-financial assets and liabilities as permitted by FASB Staff Position No. FAS 157-2, which provided a deferral of such provisions until fiscal 2010.

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2009

(Unaudited)

Financial assets and liabilities measured at fair value as of January 30, 2009 consisted of forward foreign exchange contracts. The fair value of the forward foreign exchange contracts, together with the inputs used to develop the fair value measurements, are as follows:

	Janaury 30,	Fair Value Measurements
In thousands	2009	Level 1	Level 2	Level 3

Assets
Derivatives	$15,125	$-	$15,125	$-

Liabilities
Derivatives	$(57,409)	$-	$(57,409)	$-

11.	Acquisitions

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

We purchased all of the outstanding shares of Continental for an aggregate amount of $252.1 million, which is net of approximately $5.9 million of indebtedness assumed by us at closing and $12.0 million of cash acquired. We also incurred $2.4 million of direct acquisition costs related to the acquisition.

Following is condensed balance sheet data showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

In thousands
Current assets	$112,648
Property, plant & equipment	33,716
Intangible assets	147,689
Goodwill	111,796
Other assets	554
Current liabilities	(73,184)
Deferred Income taxes	(73,656)
Other long-term obligations	(5,112)
Net assets acquired	$254,451

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2009

(Unaudited)

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

During the quarter ended January 30, 2009, our wholly owned subsidiary, China Mining Machinery Group SRL, acquired 100% of the outstanding shares of Wuxi Shengda Machinery Co., Ltd., a Chinese manufacturer of longwall shearing machines, for approximately $11.1 million of cash and $9.2 million of liabilities assumed, excluding closing costs. The acquisition includes a holdback of $1.2 million to be paid one year after closing after considering net asset adjustments.

12.	Inventories

Consolidated inventories consisted of the following:

	January 30,	October 31,
In thousands	2009	2008
Finished goods	$601,142	$552,692
Work in process and purchased parts	212,327	134,905
Raw materials	123,168	117,647
	$936,637	$805,244

13.	Warranties

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

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2009

(Unaudited)

The following table reconciles the changes in the Company's product warranty reserve:

	Quarter Ended
	January 30,	February 1,
In thousands	2009	2008
Balance, beginning of period	$46,621	$49,382
Accrual for warranty expensed during
the period	5,574	6,508
Settlements made during the period	(5,330)	(6,036)
Change in liability for pre-existing warranties
during the period, including expirations	45	127
Effect of foreign currency translation	(1,716)	(1,198)
Balance, end of period	$45,194	$48,783

14.	Retiree Benefits

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
	January 30,	February 1,	January 30,	February 1,
In thousands	2009	2008	2009	2008

Service cost	$3,900	$5,283	$218	$160
Interest cost	21,439	21,606	712	811
Expected return on assets	(22,447)	(23,841)	(46)	(51)
Amortization of:
Prior service cost	286	149	(41)	(41)
Actuarial loss (gain)	37	2,720	(235)	141
Net periodic benefit cost	$3,215	$5,917	$608	$1,020

15.	Segment Information

As of January 30, 2009, we had three reportable segments: Underground Mining Machinery, Surface Mining Equipment and Crushing & Conveying. Eliminations include the elimination of intersegment breakage equipment sales and the related operating income and certain intercompany sales of original equipment and aftermarket products and services between Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income (expense) or provision for income taxes.

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2009

(Unaudited)

	Underground	Surface
	Mining	Mining	Crushing &
	Machinery	Equipment	Conveying	Corporate	Eliminations	Total
1st Quarter 2009
Net Sales
Third Party	$396,391	$277,441	$81,064	$-	$-	$754,896
Intersegment	2,713	92	17,374	-	(20,179)	-
Total	$399,104	$277,533	$98,438	$-	$(20,179)	$754,896

Operating income (loss)	$87,002	$56,137	$7,013	$(9,366)	$(5,546)	$135,240
Interest Income	-	-	-	1,526	-	1,526
Interest expense	-	-	-	(8,641)	-	(8,641)
Reorganization items	-	-	-	(135)	-	(135)
Income before income taxes	$87,002	$56,137	$7,013	$(16,616)	$(5,546)	$127,990

1st Quarter 2008
Net Sales
Third Party	$350,910	$289,419	$-	$-	$-	$640,329
Intersegment	1,926	273	16,868	-	(19,067)	-
Total	$352,836	$289,692	$16,868	$-	$(19,067)	$640,329

Operating income (loss)	$62,755	$56,072	$1,979	$(7,656)	$(1,979)	$111,171
Interest Income	-	-	-	2,564	-	2,564
Interest expense	-	-	-	(6,814)	-	(6,814)
Reorganization items	-	-	-	(1,884)	-	(1,884)
Income before income taxes	$62,755	$56,072	$1,979	$(13,790)	$(1,979)	$105,037

16.	Discontinued Operations

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

17.	Subsequent Event

On February 19, 2009, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend will be paid on March 19, 2009 to all shareholders of record at the close of business on March 5, 2009.

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2009

(Unaudited)

18.	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 changes disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect an entity’s financial statements. SFAS 161 becomes effective for us beginning in fiscal 2010. We are currently evaluating the adoption of SFAS 161 to determine the affect on our financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”). The objective of SFAS 160 is to improve the transparency and comparability of financial information that is provided as it relates to a parent and noncontrolling interests. SFAS 160 requires clear identification of ownership interests in subsidiaries held by other parties and the amount of consolidated net income attributable to the parent and other parties. The standard also requires changes in parent ownership interest to be accounted for consistently, while the parent retains its controlling interest in the subsidiary. SFAS 160 becomes effective for us beginning in fiscal 2010. We are currently evaluating the adoption of SFAS 160 to determine the affect on our financial statements and related disclosures.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for us beginning in fiscal 2009. The adoption of SFAS 159 did not have a significant effect on our financial statements and related disclosures.

19.	Subsidiary Guarantors

The following tables present condensed consolidated financial information as of and for the quarter ended January 30, 2009 and February 1, 2008 for: (a) the Parent Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes issued in November 2006, which include the significant domestic operations of Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co. and Continental Crushing & Conveying Inc. (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2009

(Unaudited)

Condensed Consolidated

Statement of Income

Quarter Ended January 30, 2009

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$517,609	$405,185	$(167,898)	$754,896

Cost of sales	-	344,265	307,422	(137,896)	513,791

Product development, selling
and administrative expenses	9,322	60,087	37,421	-	106,830
Other (income) expense	-	9,801	(10,766)	-	(965)
Operating income (loss)	(9,322)	103,456	71,108	(30,002)	135,240

Intercompany items	9,680	(16,584)	(18,592)	25,496	-
Interest income (expense) - net	(7,974)	388	471	-	(7,115)
Reorganization items	(135)	-	-	-	(135)

Income (loss) from continuing operations	(7,751)	87,260	52,987	(4,506)	127,990
before income taxes and equity

Provision (benefit) for income taxes	(5,036)	37,965	9,321	-	42,250
Equity in income (loss) of subsidiaries	88,455	37,435	-	(125,890)	-

Net income	$85,740	$86,730	$43,666	$(130,396)	$85,740

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2009

(Unaudited)

Condensed Consolidated

Statement of Income

Quarter Ended February 1, 2008

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

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2009

(Unaudited)

Condensed Consolidated

Balance Sheet

January 30, 2009

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,508	$14,750	$147,749	$-	$164,007
Accounts receivable-net	-	293,216	318,970	(10,578)	601,608
Inventories	-	563,906	485,444	(112,713)	936,637
Other current assets	41,801	28,536	54,477	-	124,814
Total current assets	43,309	900,408	1,006,640	(123,291)	1,827,066

Property, plant and equipment-net	133	185,436	111,767	-	297,336
Intangible assets-net	-	307,014	14,295	-	321,309
Investment in affiliates	2,218,702	956,411	156,198	(3,331,311)	-
Intercompany accounts-net	(917,425)	315,875	580,618	20,932	-
Deferred income taxes	239,494	-	-	-	239,494
Other assets	2,603	27,845	11,039	-	41,487
Total assets	$1,586,816	$2,692,989	$1,880,557	$(3,433,670)	$2,726,692

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term obligations	$17,500	$152	$8,081	$-	$25,733
Trade accounts payable	889	145,296	107,878	-	254,063
Employee compensation and benefits	7,864	38,866	21,972	-	68,702
Advance payments and progress billings	-	333,020	253,429	(38,122)	548,327
Accrued warranties	-	26,358	18,836	-	45,194
Other accrued liabilities	(11,863)	82,038	98,121	(2,712)	165,584
Total current liabilities	14,390	625,730	508,317	(40,834)	1,107,603

Long-term obligations	610,924	-	1,469	-	612,393

Other non-current liabilities	391,002	17,519	27,675	-	436,196

Shareholders' equity	570,500	2,049,740	1,343,096	(3,392,836)	570,500

Total liabilities and shareholders' equity	$1,586,816	$2,692,989	$1,880,557	$(3,433,670)	$2,726,692

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2009

(Unaudited)

Condensed Consolidated

Balance Sheet

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

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2009

(Unaudited)

Condensed Consolidated

Statement of Cash Flows

Quarter Ended January 30, 2009

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$(93,499)	$39,602	$18,082	$-	$(35,815)

Investing Activities:
Acquisition of business, net of cash received	-	(11,070)	-	-	(11,070)
Property, plant and equipment acquired	-	(17,220)	(5,572)	-	(22,792)
Other - net	(109)	2	105	-	(2)
Net cash (used) provided by investing activities	(109)	(28,288)	(5,467)	-	(33,864)

Financing Activities:
Exercise of stock options	-	-	-	-	-
Excess income tax benefit from exercise of stock options	-	-	-	-	-
Dividends paid	(17,896)	-	-	-	(17,896)
Purchase of treasury stock	(13,706)	-	-	-	(13,706)
Financing fees	-	-	-	-	-
Borrowings (payments) on long-term obligations, net	71,025	4	(163)	-	70,866
Increase (decrease) in short-term notes payable, net	-	-	(1,894)	-	(1,894)
Net cash used by financing activities	39,423	4	(2,057)	-	37,370

Effect of exchange rate changes on cash and
cash equivalents	-	-	(5,259)	-	(5,259)
Increase (decrease) in cash and cash equivalents	(54,185)	11,318	5,299	-	(37,568)
Cash and cash equivalents at beginning of period	55,693	3,432	142,450	-	201,575
Cash and cash equivalents at end of period	$1,508	$14,750	$147,749	$-	$164,007

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 30, 2009

(Unaudited)

Condensed Consolidated

Statement of Cash Flows

February 1, 2008

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operations	$61,391	$(4,926)	$29,348	$-	$85,813

Investing Activities:
Proceeds from the sale of business	-	9,868	-	-	9,868
Property, plant and equipment acquired	-	(10,328)	(5,422)	-	(15,750)
Other - net	(177)	127	213	-	163
Net cash used by investing activities	(177)	(333)	(5,209)	-	(5,719)

Financing Activities:
Exercise of stock options	3,770	-	-	-	3,770
Excess income tax benefit from exercise of stock options	1,922	-	-	-	1,922
Dividends paid	(16,123)	-	-	-	(16,123)
Purchase of treasury stock	(11,911)	-	-	-	(11,911)
Issuance of senior notes	-	-	-	-	-
Financing fees	-	-	-	-	-
Borrowings (payments) on long-term obligations, net	-	3	(84)	-	(81)
Increase (decrease) in short-term notes payable, net	-	-	-	-	-
Net cash (used) provided by financing activities	(22,342)	3	(84)	-	(22,423)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	(3,975)	-	(3,975)
Increase (Decrease) in Cash and Cash Equivalents	38,872	(5,256)	20,080	-	53,696
Cash and Cash Equivalents at Beginning of Period	36,614	11,394	125,240	-	173,248
Cash and Cash Equivalents at End of Period	$75,486	$6,138	$145,320	$-	$226,944

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Part I of this report. Dollar amounts are in thousands, except share and per share data and as indicated.

Overview

Joy Global Inc. is a worldwide leader in high-productivity mining solutions, and we manufacture and market original equipment and aftermarket parts and services for both the underground and aboveground mining industries and certain industrial applications through three business segments: Underground Mining Machinery, Surface Mining Equipment and Crushing & Conveying. Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania, Wisconsin and Alabama, and in the United Kingdom, South Africa, Chile, Australia and China.

Bookings in the first quarter of fiscal 2009 were $538.3 million, down 38% from the prior year reflecting reduced capital budgets by most customers due to lowered industry-wide demand for most mined resources. Compared to the prior-year period, current quarter bookings were increased by $68.0 million of conveyor orders from the Continental Global Group, Inc. (“Continental”) that was acquired in last year’s second quarter and reduced by $160.9 million of order cancellations and $83.7 million for the impact of foreign currency exchange rate effects. Central Appalachian coal and North American iron ore each represented approximately 40% of the cancellations, with about 15% coming from North American copper. Although original equipment orders were down significantly in the quarter, aftermarket products and services orders have increased over the comparable prior-year period before cancellations and foreign currency exchange rate effects. As a result, our total backlog decreased to $3.0 billion at January 30, 2009 from $3.2 billion at October 31, 2008.

Net sales in the first quarter were $754.9 million, up $114.6 million or 18% from the prior year reflecting a 35% increase in original equipment and 7% increase in aftermarket parts and services. Compared to last year’s first quarter, net sales were positively impacted by $80.1 million of conveyor sales related to the acquisition of the Continental business, and unfavorably impacted by $66.3 million due to the stronger U.S. dollar. Operating income in the quarter increased to $135.2 million from $111.2 million in the prior-year quarter as a result of higher net sales, cost controls and $3.2 million related to the Continental business, but unfavorably impacted by $10.0 million of foreign currency exchange rate effects.

During the quarter ended January 30, 2009, our wholly owned subsidiary, China Mining Machinery Group SRL, acquired 100% of the outstanding shares of Wuxi Shengda Machinery Co., Ltd. (“Shengda”), a Chinese manufacturer of longwall shearing machines, for approximately $11.1 million of cash and $9.2 million of liabilities assumed, excluding closing costs. The acquisition includes a holdback of $1.2 million to be paid one year after closing after considering net asset adjustments. The Shengda acquisition gives us an initial base in the local and regional coal mining markets in China. This acquisition combined with the recent expansion of component manufacturing in Tianjin, further strengthens our commitment to one of the world’s fastest growing economies.

Demand for commodities mined with our products has continued to soften and as a result commodity suppliers have reduced output to maintain balance in the markets. Metallurgical coal production has been cut approximately 20% from the prior year, in line with declines in steel production. Due to the slowing global economy, thermal coal production for power generation could be down by 1.5%-2.0% in 2009.

Copper prices have declined in response to decreased demand. There is some positive news in China where copper demand increased in November and December, suggesting a beginning to a restocking cycle. Iron ore spot prices have appeared to stabilize at approximately 20% below current contract prices, and oil sands projects continue to be delayed at current oil prices.

The commodity markets continue to be volatile and our customers will continue to align both capital and operating resources with demand. In the short term, demand for original equipment may continue to decline as mine expansions are put on hold. The cutback in production across most commodities could decrease demand for aftermarket products and services. To address these uncertain and volatile times, we are taking precautionary steps to reduce risk exposure through expense controls and reduction of operating costs.

Results of Operations

Quarter Ended January 30, 2009 to Quarter Ended February 1, 2008.

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	January 30,	February 1,	$	%
In thousands	2009	2008	Change	Change

Net Sales
Underground Mining Machinery	$399,104	$352,836	$46,268	13.1%
Surface Mining Equipment	277,533	289,692	(12,159)	(4.2%)
Crushing & Conveying	98,438	16,868	81,570	483.6%
Eliminations	(20,179)	(19,067)
Total	$754,896	$640,329	$114,567	17.9%

The increase in net sales for Underground Mining Machinery in the first quarter compared to last year’s first quarter was the result of a $43.1 million increase in original equipment sales and a $3.2 million increase in the sale of aftermarket products and services. Current quarter net sales for original equipment and aftermarket products were reduced by $28.8 million and $25.7 million, respectively, due to the effect of foreign currency translation rates associated with the strengthening of the U.S. dollar. Original equipment sales for room and pillar and longwall system applications increased by $75.7 million in the United States and by $40.3 million in Australia, while original equipment sales of room and pillar applications increased by $17.7 million in South Africa. These increases were partially offset by a decline in equipment sales for longwall system applications in China. After the adverse impact of foreign currency translation, aftermarket sales were flat or down across all regions with the exception of the United States, which experienced a 30% increase in aftermarket revenues.

The decrease in net sales for Surface Mining Equipment in the first quarter was the result of a $4.9 million decrease in original equipment sales and a $7.3 million decrease in aftermarket products and services. These decreases included the adverse impact of $0.9 million and $12.6 million due to the effect of foreign currency translation rates associated with the strengthening of the U.S. dollar for original equipment and aftermarket sales, respectively. The decrease in original equipment was primarily due to supplier and subcontractor delays, while aftermarket products and services were essentially flat compared to the prior year period.

The increase in net sales for Crushing & Conveying in the first quarter was the result of the Continental acquisition made in the second quarter of fiscal 2008.

The eliminations primarily represent Stamler crushing equipment which is sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	January 30, 2009		February 1, 2008
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Underground Mining Machinery	$87,002	21.8%	$62,755	17.8%
Surface Mining Equipment	56,137	20.2%	56,072	19.4%
Crushing & Conveying	7,013	7.1%	1,979	11.7%
Corporate Expense	(9,366)	-	(7,656)	-
Eliminations	(5,546)	-	(1,979)	-
Total	$135,240	17.9%	$111,171	17.4%

Operating income for Underground Mining Machinery was $87.0 million in the first quarter of 2009, 21.8% of net sales, compared to operating income of $62.8 million in the first quarter of 2008, which was 17.8% of net sales. Operating income was favorably impacted by higher sales volumes and the control of spending, which was partially partially offset by $11.8 million unfavorable foreign currency impact related to the stronger U.S. dollar.

Operating income for Surface Mining Equipment was $56.1 million in the first quarter of 2009, 20.2% of net sales, compared to operating income of $56.1 million in the first quarter of 2008, which was 19.4% of net sales. Operating income was essentially flat in the quarter, but was positively impacted by favorable manufacturing efficiencies and purchase price variances offset by lower sales volumes.

The increase in operating income for Crushing & Conveying in the first quarter was the result of $3.2 million from the Continental acquisition made in the second quarter of fiscal 2008.

The eliminations primarily represent Stamler crushing equipment which are sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $106.8 million, or 14.2% of sales, in the first quarter of 2009, as compared to $101.5 million, or 15.9% of sales, in the first quarter of 2008. Increased product development, selling and administrative expense was related to the costs associated with the Continental business of $9.6 million and Surface Mining Equipment’s increased headcount in engineering and research and development offset by the reduction associated with the impact of foreign currency translation and cost saving initiatives.

Provision for Income Taxes

Income tax expense for the first quarter of fiscal 2009 increased to $42.3 million compared to $35.1 million in the first quarter of fiscal 2008. These income tax provisions represented effective income tax rates for the first quarters of fiscal 2009 and 2008 of 33%. The primary reasons for the effective income tax rate in comparison to the statutory rate of 35% for both quarters was a geographic mix of earnings and tax credits offset by U.S. state income taxes.

Cash taxes paid for the first quarter of fiscal 2009 were $29.6 million compared to $21.6 million in the first quarter of fiscal 2008. This increase in cash taxes was primarily due to increased foreign taxes year over year stemming from increases in profitability and decreased benefits from net operating loss carryforwards.

Bookings and Backlog

Bookings for the quarter ended January 30, 2009 and February 1, 2008, are the following:

	Quarter Ended
	January 30, 2009	February 1, 2008
In thousands

Underground Mining Machinery	$327,789	$517,899
Surface Mining Equipment	144,831	354,255
Crushing & Conveying	82,198	19,247
Eliminations	(16,544)	(21,446)
Total Bookings	$538,274	$869,955

Bookings in the quarter were impacted by cancellations of $160.9 million, the unfavorable impact of foreign currency translation of $83.7 million, and conveyor orders of $68.0 million from the Continental business acquired in the prior year second quarter. Underground orders totaled $327.8 million, a decrease of 37% over the prior year and included $58.8 million of original equipment cancellations primarily in the United States and unfavorable foreign currency impact of $60.7 million. Underground orders decreased across all regions, with the exception of the United States. The United States was up 30% in the quarter without the effect of canceled orders. Surface orders at P&H totaled $144.8 million in the quarter, down 59% from the prior year and included $94.8 million of cancellations for original equipment and aftermarket products and services in the copper and iron ore mining industries, and an unfavorable foreign currency impact of $19.7 million. Orders at the Crushing and Conveying segment were $82.2 million in the quarter and included $7.3 million of cancelled orders and an unfavorable foreign currency impact of $3.2 million. The eliminations primarily represent Stamler crushing equipment which are sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

Backlog decreased to $3.0 billion at January 30, 2009 from $3.2 billion as of October 31, 2008.

Liquidity and Capital Resources

The following table summarizes the major components of our working capital as of January 30, 2009 and October 31, 2008, respectively:

	January 30,	October 31,
In millions	2009	2008
Cash and cash equivalents	$164.0	$201.6
Accounts receivable	601.6	632.2
Inventories	936.6	805.2
Other current assets	124.8	99.2
Short-term debt	(25.7)	(26.5)
Accounts payable	(254.1)	(291.8)
Employee compensation and benefits	(68.7)	(110.0)
Advance payments and progress billings	(548.3)	(491.7)
Accrued warranties	(45.2)	(46.6)
Other current liabilities	(165.5)	(173.8)

Working Capital	$719.5	$597.8

We currently use working capital as a percentage of net sales and cash flow as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations. Working capital investment for the current quarter increased, primarily due to higher levels of inventory as we prepare to deliver seasonally higher levels of shipments in subsequent quarters.

Our capital spending for the first quarter was $22.8 million, and we anticipate capital spending for the full year of approximately $85.0 million, excluding acquisitions.

During the first quarter of fiscal 2009, our cash used by operating activities was $35.8 million compared to cash provided by operating activities of $85.8 million during the first quarter of fiscal 2008. Cash used by operating activities was primarily the result of increased inventory levels of $143.7 million to support the subsequent quarter shipments and lower advance payments of $60.3 million, reflecting lower original equipment orders in the quarter.

During the first quarter of fiscal 2009, our cash used by investing activities was $33.9 million compared to cash used by investing activities of $5.7 million during the first quarter of fiscal 2008. In the first quarter of fiscal 2009, we acquired the stock of Shengda, a manufacturer of longwall shearing machines in China for approximately $11.1 million of cash. The first quarter of fiscal 2008 was positively effected by the collection of a note receivable related to the fiscal 2006 sale of The Horsburgh & Scott Company of $9.9 million.

During the first quarter of fiscal 2009, our cash provided by financing activities was $37.4 million compared to cash used by financing activities of $22.4 million in the first quarter of fiscal 2008. The change was the result of increased revolving loans to support our increased production levels.

On November 21, 2008, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend was paid on December 19, 2008 to all shareholders of record at the close of business on December 5, 2008.

Under our share repurchase program, management is authorized to repurchase up to $2.0 billion in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011. During the quarter ended January 30, 2009, we repurchased $13.7 million of common stock representing 608,720 shares. Under our currently authorized share repurchase program we have repurchased approximately $1.1 billion of common stock, representing 23,873,159 shares. Given the current economic environment, a priority has been set for cash accumulation ahead of other discretionary uses of cash until either target levels of cash reserves are established or until there is greater clarity in the market outlook.

Continental Acquisition

On February 14, 2008, we completed the acquisition of N.E.S. Investment Co. (“Parent”) and thereby its subsidiary, Continental Global Group, Inc., a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications. The Continental acquisition further strengthens our ability to provide a more complete mining solution. We purchased all of the outstanding shares of the Parent for an aggregate amount of $252.1 million, which is net of approximately $5.9 million of indebtedness assumed at closing and $12.0 million of cash acquired. We also incurred $2.4 million of direct acquisition costs related to the acquisition. The purchase price was funded in part through available cash and credit resources and a $175.0 million term loan.

As part of the Continental acquisition, our reportable segments were reevaluated and a new segment was created, Crushing & Conveying. Included in the Crushing & Conveying segment is the entire acquired Continental business, along with the Stamler crushing equipment business, which was acquired in the fourth quarter of fiscal 2006. The Stamler crushing equipment and Continental conveying equipment is currently being sold through the Underground Mining Machinery or Surface Mining Equipment segments to third parties, but is being supplied to each segment through the Crushing & Conveying segment.

Financial Condition

As of January 30, 2009, we had $164.0 million in cash and cash equivalents and $190.5 million available for borrowings under the Credit Agreement. Our primary cash requirements include working capital, capital expenditures, and dividends. We will also continue to evaluate strategic acquisitions, including “bolt-on” businesses which would be mining-related product line additions or service extensions. Based upon our current level of operations, we believe that cash flows from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future cash requirements.

Recent Accounting Pronouncements

Our new accounting pronouncements are set forth under Part I, Item 1 of this Form 10-Q and are incorporated by reference.

Off-Balance Sheet Arrangements

We lease various assets under operating leases. No significant changes to lease commitments have occurred since our fiscal year ended October 31, 2008. We have no other off-balance sheet arrangements, other than noted in Note 9 to the Condensed Consolidated Financial Statements.

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

We believe our accounting policies for revenue recognition, inventories, intangible assets, accrued warranties, pension and post-retirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 31, 2008 for a discussion of these policies. There were no material changes to these policies during the first quarter of fiscal 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As more fully described in our Annual Report on Form 10-K for the year ended October 31, 2008, we are exposed to various types of market risks, primarily foreign currency risks. We monitor our risks in this area on a continuous basis and generally enter into forward foreign currency contracts to minimize these exposures for periods of less than one year. We do not engage in speculation in our derivative strategies. Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged. There have been no material changes to our primary market risk exposures or how such risks are managed since our fiscal year ended October 31, 2008.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended January 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

No change.

Item 1A.  Risk Factors

No change.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

We made the following purchases of our common stock, par value $1.00 per share, during the period covered by this report:

				Maximum Approximate
				Dollar Value of Shares
			Total Number of Shares	that May Yet Be
	Total Number	Average	Purchased as Part of	Purchased Under the
	of Shares	Price Paid	Publicly Announced	Plans or Programs
Period	Purchased	per Share	Plans or Programs*	(in millions)*

November 1, 2008	426,720	$23.43	426,720	$887.1
November 30, 2008

December 1, 2008	182,000	$20.36	182,000	$883.4
December 31, 2008

January 1, 2009	-	$-	-	$883.4
January 30, 2009

* All purchases were made under the stock repurchase plan announced on May 31, 2005, which originally authorized the repurchase of $300 million in common stock. On September 12, 2006, the stock repurchase plan was increased to a level of $1 billion. On September 9, 2008, the Board of Directors authorized the repurchase of an additional $1 billion of outstanding common stock and extended the plan until the end of calendar 2011.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

10.1

Form of Nonqualified Stock Option Agreement, dated December 8, 2008, between the registrant and each of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.2

Form of Performance Share Agreement, dated December 8, 2008, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.3

Form of Restricted Stock Unit Award Agreement, dated December 8, 2008, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.4	Form of IRC Section 409A Amendments to Performance Share Agreements, dated December 23, 2008.
10.5	Form of IRC Section 409A Amendments to Restricted Stock Unit Award Agreements, dated December 23, 2008.
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOY GLOBAL INC.
(Registrant)

/s/ Michael S. Olsen

Date: March 9, 2009	Michael S. Olsen
Executive Vice President, Chief Financial Officer
Treasurer and Chief Accounting Officer
(Principal Financial Officer)