Form 10-Q
period 2009-05-01
JOY GLOBAL INC
filed 2009-06-04
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 1, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 28, 2009
Common Stock, $1 par value	102,234,708

JOY GLOBAL INC.

FORM 10-Q -- INDEX

May 1, 2009

PART I. – FINANCIAL INFORMATION	PAGE No.

Item 1 – Financial Statements (unaudited):
Condensed Consolidated Statement of Income – Quarter and
Six Months Ended May 1, 2009 and May 2, 2008	4

Condensed Consolidated Balance Sheet – May 1, 2009
and October 31, 2008	5

Condensed Consolidated Statement of Cash Flows –
Six Months Ended May 1, 2009 and May 2, 2008	6

Notes to Condensed Consolidated Financial Statements	7 – 29

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations	30 – 40

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	40

Item 4 – Controls and Procedures	40

PART II. – OTHER INFORMATION

Item 1 – Legal Proceedings	41

Item 1A – Risk Factors	41

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3 – Defaults Upon Senior Securities	41

Item 4 – Submission of Matters to a Vote of Security Holders	41

Item 5 – Other Information	42

Item 6 – Exhibits	42

Signature	43

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

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Quarter Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2009	2008	2009	2008

Net sales	$923,500	$843,133	$1,678,396	$1,483,462
Costs and expenses:
Cost of sales	628,207	620,907	1,141,998	1,049,337
Product development, selling and
administrative expenses	107,885	107,953	214,715	209,489
Other (income) expense	(657)	18	(1,622)	(790)

Operating income	188,065	114,255	323,305	225,426
Interest income	1,615	3,080	3,141	5,644
Interest expense	(8,149)	(8,635)	(16,790)	(15,449)
Reorganization items	(265)	(292)	(400)	(2,176)

Income from continuing operations before income taxes	181,266	108,408	309,256	213,445
Provision for income taxes	(60,725)	(36,300)	(102,975)	(71,426)

Income from continuing operations	120,541	72,108	206,281	142,019
Income from discontinued operations, net of taxes	-	-	-	1,141

Net income	$120,541	$72,108	$206,281	$143,160

Basic earnings per share:
Income from continuing operations	$1.18	$0.67	$2.01	$1.32
Income from discontinued operations	-	-	-	.01
Net income	$1.18	$0.67	$2.01	$1.33

Diluted earnings per share:
Income from continuing operations	$1.17	$0.66	$2.00	$1.30
Income from discontinued operations	-	-	-	.01
Net income	$1.17	$0.66	$2.00	$1.31

Dividends per share	$0.175	$0.15	$0.35	$0.30

Weighted average shares outstanding:
Basic	102,394	108,255	102,424	108,041
Diluted	102,877	109,268	102,913	109,121

JOY GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

May 1, 2009

(Unaudited)

	May 1,	October 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$181,210	$201,575
Accounts receivable, net	623,669	632,194
Inventories	965,337	805,244
Other current assets	126,557	99,116
Total current assets	1,896,773	1,738,129

Property, plant and equipment, net	312,508	289,001
Other intangible assets, net	190,880	195,033
Goodwill	125,008	124,994
Deferred income taxes	240,073	255,313
Other non-current assets	45,047	41,843
Total assets	$2,810,289	$2,644,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term obligations	$27,285	$26,460
Trade accounts payable	240,751	291,779
Employee compensation and benefits	79,931	110,007
Advance payments and progress billings	510,400	491,675
Accrued warranties	49,052	46,621
Other accrued liabilities	159,564	173,809
Total current liabilities	1,066,983	1,140,351

Long-term obligations	602,686	540,967
Accrued pension costs	285,151	286,057
Other liabilities	140,721	144,464

Total liabilities	2,095,541	2,111,839

Shareholders’ equity	714,748	532,474

Total liabilities and shareholders’ equity	$2,810,289	$2,644,313

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Six Months Ended
	May 1,	May 2,
	2009	2008
Cash flows from operating activities:
Net income	$206,281	$143,160
Add (deduct) – items not affecting cash
Gain on sale of discontinued operation	-	(1,141)
Depreciation and amortization	27,985	35,899
Increase (decrease) in deferred income taxes	3,650	(4,612)
Excess income tax benefit from exercise of stock options	-	(8,989)
Change in long-term accrued pension costs	(6,171)	(2,073)
Other, net	4,560	7,499

Changes in working capital:
(Increase) decrease in accounts receivable, net	28,910	(30,998)
Increase in inventories	(138,181)	(95,660)
Increase in other current assets	(8,899)	(1,952)
Increase (decrease) in trade accounts payable	(55,574)	14,807
Increase (decrease) in employee compensation and benefits	(31,305)	7,229
Increase in advance payments and progress billings	6,933	140,699
Decrease in other accrued liabilities	(11,337)	(11,332)

Net cash provided by operating activities	26,852	192,536

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(11,184)	(255,239)
Property, plant and equipment acquired	(48,659)	(38,479)
Proceeds from the sale of business	-	9,868
Other, net	1,174	(1,305)

Net cash used by investing activities	(58,669)	(285,155)

Cash flows from financing activities:
Exercise of stock options	121	12,914
Excess income tax benefit from exercise of stock options	-	8,989
Dividends paid	(35,785)	(32,312)
Purchases of treasury stock	(13,706)	(17,089)
Financing fees	-	(1,495)
Borrowings on long-term obligations, net	60,917	186,938
Decrease in short-term notes payable	(1,273)	(2,909)

Net cash provided by financing activities	10,274	155,036

Effect of exchange rate changes on cash and cash equivalents	1,178	(2,331)

(Decrease) Increase in Cash and Cash Equivalents	(20,365)	60,086
Cash and Cash Equivalents at Beginning of Period	201,575	173,248

Cash and Cash Equivalents at End of Period	$181,210	$233,334

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

1.	Description of Business

Joy Global Inc. is a leading manufacturer and servicer of high-productivity mining equipment for the extraction of coal and other minerals and ores. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands and other minerals. We operate in three business segments: Underground Mining Machinery (Joy Mining Machinery or “Joy”); Surface Mining Equipment (P&H Mining Equipment or “P&H”); and Crushing & Conveying (“CCC”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. CCC is a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications and both surface and underground crushing equipment.

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

3.	Significant Accounting Policy – Revenue Recognition

We recognize revenue on aftermarket products and services when the following criteria are satisfied: persuasive evidence of an arrangement exists, product delivery and title transfer has occurred or the services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. We recognize revenue on long-term contracts, such as for the manufacture of mining shovels, drills, draglines, roof support systems and conveyor systems, using either the percentage-of-completion or inventory sales method. We generally recognize revenue using the percentage-of-completion method for original equipment that requires a minimum of six months to produce. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified.

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

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)

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

In limited circumstances, we have customer agreements that are multiple element arrangements as defined by the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables. The agreements are assessed for multiple elements based on the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered item and the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Revenue is then allocated to each identified unit of accounting based on our estimate of their relative fair values.

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

4.	Derivatives

On January 31, 2009 we adopted Statement on Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changed disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and how derivative instruments and related hedged items affect an entity’s financial statements.

We enter into derivative contracts, primarily foreign currency forward contracts, to hedge the risks of certain identified and anticipated transactions in currencies other than the functional currency of the respective operating unit. The types of risks hedged are those arising from the variability of future earnings and cash flows caused by fluctuations in foreign currency exchange rates. We have designated substantially all of these contracts as cash flow hedges in accordance with SFAS No. 133. These contracts are for forecasted transactions, and committed receivables and payables denominated in foreign currencies and not for speculative purposes.

The following table provides fair value information of our derivative contracts in the condensed consolidated balance sheet as of May 1, 2009:

In thousands	Assets	Liabilities

Foreign currency forward contracts	$10,245	$(40,901)

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

The following table provides the contractual amounts of our foreign currency forward contracts as of May 1, 2009:

In thousands	Buy	Sell

Australian Dollar	$2,439	$(100)
Brazilian Real	1,657	-
British Pound Sterling	(25,554)	409
Canadian Dollar	(1,318)	(292)
Chilean Peso	1,025	(1,776)
Chinese Yuan	(581)	-
Euro	123	(576)
Hungarian Forint	(104)	(5)
Indian Rupee	(20)	-
Polish Zloty	(107)	-
Russian Ruble	-	(926)
South African Rand	748	-
U.S. Dollar	(2,603)	(3,095)

Total	$(24,295)	$(6,361)

We are exposed to certain foreign currency risks in the normal course of our global business operations. For derivative contracts that are designated and qualify for a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax and is reclassified into the income statement, on the same line associated with the underlying transaction and in the same period(s) in which the hedged transaction affects earnings. The maturity of these contracts generally does not exceed 12 months. The majority of the amounts recorded in accumulated other comprehensive loss for existing cash flow hedges is expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by December 2010. Ineffectiveness related to these derivative contracts was recorded in the Condensed Consolidated Statement of Income as a gain of $0.7 million for the quarter ended May 1, 2009.

We are exposed to credit-related losses in the event of non-performance by counterparties to our forward exchange contracts. We currently have a concentration of these contracts held with Bank of America, N.A., which maintains an investment grade rating. We do not expect any counterparties, including Bank of America, N.A., to fail to meet their obligations. A contract is generally subject to credit risk only when it has a positive fair value and the maximum exposure is the amount of the positive fair value.

Forward exchange contracts are entered into to protect the value of forecasted transactions and committed future foreign currency receipts and disbursements and consequently any market-related loss on the forward contract would be offset by changes in the value of the hedged item. As a result, we are generally not exposed to net market risk associated with these instruments.

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statement of Income for the quarter ended May 1, 2009:

In thousands	Effective Portion			Ineffective Portion
		Location of	Amount of	Location of		Amount of
	Amount of	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)		Gain/(Loss)
Derivative	Gain/(Loss)	Reclassified	Reclassified	Reclassified		Reclassified
Hedging	Recognized	from AOCI	from AOCI	from AOCI		from AOCI
Relationship	in OCI	into Earnings	into Earnings	into Earnings		into Earnings

Cash Flow Hedges

Foreign currency
forward contracts	$2,734	Cost of Sales	$(6,155)	Cost of Sales	$	None

5.	Borrowings and Credit Facilities

Direct borrowings and capital lease obligations consisted of the following:

	May 1,	October 31,
In thousands	2009	2008

6.0% Senior Notes due 2016	$247,217	$247,073
6.625% Senior Notes due 2036	148,384	148,374
Term loan	153,125	161,875
Revolving loans	70,000	-
Short-term notes payable	7,492	8,097
Capital leases and other	3,753	2,008
	629,971	567,427
Less: Amounts due within one year	(27,285)	(26,460)

Long-term obligations	$602,686	$540,967

We have a $400.0 million unsecured revolving credit facility (“Credit Agreement”) which expires November 10, 2011. Outstanding borrowings bear interest equal to the LIBOR Rate (defined as LIBOR plus 0.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.5%) at our option. We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating. The Credit Agreement requires the maintenance of certain financial covenants, including covenants related to leverage and interest coverage. The Credit Agreement also restricts payments of dividends or other return of capital based on the consolidated leverage ratio. At May 1, 2009, we were in compliance with all financial covenants in the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

At May 1, 2009, there were $70.0 million outstanding direct borrowings under the Credit Agreement at a weighted average interest rate of 1.078%. Outstanding letters of credit issued under the Credit Agreement, which count toward the $400.0 million credit limit, totaled $142.4 million. At May 1, 2009, there was $187.6 million available for borrowings under the Credit Agreement.

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

Our acquisition that resulted in the creation of CCC was funded in part through a new $175.0 million term loan supplement to the Credit Agreement (“Second Amendment”). The Second Amendment calls for quarterly principal payments of 2.5% of the initial term loan through October 31, 2011, at which time the remaining outstanding principal equal to 62.5% of the initial term loan is due. As of May 1, 2009, $153.1 million is outstanding on the term loan. Outstanding borrowings bear interest equal to the LIBOR Rate which has a weighted average interest rate of 1.067%. As part of the Second Amendment, we have the option to request an increase to the term loan outstanding in an amount not to exceed $75.0 million. No changes were made to existing financial covenants.

In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (collectively, the “Notes”) with interest on the Notes being paid in arrears semi-annually on May 15 and November 15. The Notes are guaranteed by each of our current and future significant domestic subsidiaries. The Notes were issued in a private placement under an exemption from registration provided by the Securities Act of 1933, as amended (“Securities Act”). In the second quarter of fiscal 2007, the Notes were exchanged for similar notes registered under the Securities Act. At our option, we may redeem some or all of the Notes at a redemption price of the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes.

6.	Shareholders’ Equity

On February 19, 2009, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend was paid on March 19, 2009 to all shareholders of record at the close of business on March 5, 2009.

Under our share repurchase program, management is authorized to repurchase up to $2.0 billion in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011. During the quarter ended May 1, 2009, we did not purchase any common stock. During the six months ended May 1, 2009, we have repurchased approximately $13.7 million of common stock representing 608,720 shares. Under our currently authorized share repurchase program we have repurchased approximately $1.1 billion of common stock, representing 23,873,159 shares. Given the current economic environment, we have set a priority for cash accumulation ahead of other discretionary uses of cash, including share repurchases, until either target cash reserves are established or until there is greater clarity in the market outlook.

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

Comprehensive income consisted of the following:

	Quarter Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
In thousands	2009	2008	2009	2008

Net income	$120,541	$72,108	$206,281	$143,160
Other comprehensive income (loss):
Pension & postretirement adjustments	47	2,953	94	5,906
Translation adjustments	28,622	3,446	10,093	(16,706)
Derivative fair value adjustments	8,880	(191)	441	(3,076)
Total other comprehensive income	37,549	6,208	10,628	(13,876)
Total comprehensive income	$158,090	$78,316	$216,909	$129,284

7.	Share-Based Compensation

We recognized total share-based compensation expense for the six months ended May 1, 2009 and May 2, 2008 of approximately $9.0 million and $6.6 million, respectively. We recognized total share-based compensation expense for the quarters ended May 1, 2009 and May 2, 2008 of approximately $4.2 million and $2.9 million, respectively.

On February 24, 2009, we granted 4,074 restricted stock units to each of our seven non-employee directors. The number of restricted stock units granted annually to each non-employee director is equal to $75,000 divided by the then current market price of our Common Stock. During the quarter ended May 1, 2009, 22,662 deferred stock units were issued.

Stock Options

A summary of stock option activity under all plans is as follows:

			Aggregate
		Weighted-Average	Intrinsic
	Number of	Exercise Price	Value
In thousands, except per share amounts	Options	per Share	(In Millions)

Outstanding at October 31, 2008	1,957,342	$38.21	$9.1

Options granted	2,078,000	21.74
Options exercised	(8,000)	15.21
Options forfeited and cancelled	(168,677)	34.33

Outstanding at May 1, 2009	3,858,665	$29.55	$19.0
Exercisable at May 1, 2009	1,281,712	$30.57	$8.1

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

8.	Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted-average number of shares outstanding during each period. Diluted net income per share is computed based on the weighted-average number of ordinary shares during each period, plus dilutive potential shares considered outstanding during the period in accordance with SFAS No. 128, Earnings per Share.

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
In thousands except per share data	2009	2008	2009	2008
Numerator:

Income from continuing operations	$120,541	$72,108	$206,281	$142,019
Discontinued operations	-	-	-	1,141
Net income	$120,541	$72,108	$206,281	$143,160

Denominator:
Denominator for basic net income per share -
Weighted average shares	102,394	108,255	102,424	108,041
Effect of dilutive securities:
Stock options, restricted stock units and
performance shares	483	1,013	489	1,080
Denominator for diluted net income per share -
Adjusted weighted average shares and
assumed conversions	102,877	109,268	102,913	109,121

Basic earnings per share:
Income from continuing operations	$1.18	$0.67	$2.01	$1.32
Discontinued operations	-	-	-	0.01
Net Income	$1.18	$0.67	$2.01	$1.33

Diluted earnings per share:
Income from continuing operations	$1.17	$0.66	$2.00	$1.30
Discontinued operations	-	-	-	0.01
Net Income	$1.17	$0.66	$2.00	$1.31

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

9.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

		May 1, 2009		October 31, 2008
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
In thousands	Period	Amount	Amortization	Amount	Amortization
Finite lived other intangible assets:
Engineering drawings	6 years	$2,900	$(1,331)	$2,900	$(1,088)
Customer relationships	20 years	105,200	(9,931)	105,200	(7,127)
Backlog	1 year	15,089	(15,089)	15,089	(15,007)
Non-compete agreements	5 years	5,800	(2,878)	5,800	(2,435)
Patents	17 years	21,118	(6,352)	21,118	(5,853)
Unpatented technology	32 years	1,236	(282)	1,236	(200)
Subtotal		151,343	(35,863)	151,343	(31,710)

Indefinite lived other intangible assets:
Trademarks		75,400	-	75,400	-

Total other intangible assets		$226,743	$(35,863)	$226,743	$(31,710)

Changes in the carrying amount of goodwill are as follows:

In thousands	Underground Mining Machinery	Surface Mining Equipment	Crushing & Conveying	Consolidated

Balance as of October 31, 2008	$7,018	$7,323	$110,653	$124,994

Goodwill acquired during the quarter	3,860	-	-	3,860
Translation adjustments and other	(4,202)	(257)	4,007	(452)

Balance as of January 30, 2009	$6,676	$7,066	$114,660	$128,402

Translation adjustments and other	-	829	(4,223)	(3,394)

Balance as of May 1, 2009	$6,676	$7,895	$110,437	$125,008

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

Amortization expense was $2.1 million and $5.5 million for the quarter ended May 1, 2009 and May 2, 2008, respectively and $4.2 million and $6.5 million for the six months ended May 1, 2009 and May 2, 2008, respectively. Estimated annual amortization expense is as follows:

In thousands
For the fiscal year ending:
2009	$8,236
2010	7,945
2011	7,887
2012	7,091
2013	6,411

10.	Contingent Liabilities

We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including asbestos-related and silicosis liability), employment, and commercial matters. Also, as a normal part of their operations, our subsidiaries undertake contractual obligations, warranties, and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity.

At May 1, 2009, we were contingently liable to banks, financial institutions, and others for approximately $179.7 million for outstanding letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Included in the amount were $20.6 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

We have entered into various forward foreign exchange contracts with major domestic and international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of May 1, 2009, the notional or face value of forward foreign exchange contracts to which we are a party, in U.S. dollar equivalent terms, was $544.0 million. See further discussion of our forward foreign exchange contracts in Note 4 – Derivatives.

11.	Fair Value Measurements

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

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

Financial assets and liabilities measured at fair value as of May 1, 2009 consisted of forward foreign exchange contracts. The fair value of the forward foreign exchange contracts, together with the inputs used to develop the fair value measurements, are as follows:

	May 1,	Fair Value Measurements
In thousands	2009	Level 1	Level 2	Level 3

Assets
Derivatives	$10,245	$-	$10,245	$-

Liabilities
Derivatives	$(40,901)	$-	$(40,901)	$-

12.	Acquisitions

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

Following is condensed balance sheet data showing the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

In thousands
Current assets	$112,648
Property, plant & equipment	33,716
Intangible assets	147,689
Goodwill	111,800
Other assets	554
Current liabilities	(73,184)
Deferred income taxes	(73,656)
Other long-term obligations	(5,112)
Net assets acquired	$254,455

Of the $147.7 million of intangible assets, $53.9 million has been assigned to trademarks, which are not being amortized. The remaining $93.8 million of intangible assets has been assigned to the following categories and is being amortized over a weighted-average useful life of 18 years:

In thousands
Customer relationships	$74,200
Patents	10,490
Backlog	9,099
$93,789

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

On December 17, 2008, our wholly owned subsidiary, China Mining Machinery Group SRL, acquired 100% of the outstanding shares of Wuxi Shengda Machinery Co., Ltd., a Chinese manufacturer of longwall shearing machines, for approximately $11.1 million of cash and $9.2 million of liabilities assumed, excluding closing costs. The acquisition includes a holdback of $1.2 million to be paid one year after closing after considering net asset adjustments.

13.	Inventories

Consolidated inventories consisted of the following:

	May 1,	October 31,
In thousands	2009	2008
Finished goods	$631,883	$552,692
Work in process and purchased parts	211,029	134,905
Raw materials	122,425	117,647
	$965,337	$805,244

14.	Warranties

We provide a warranty reserve for the estimated costs that may be incurred under product warranties to remedy deficiencies of quality or performance in our products. These product warranties extend over either a specified period of time, units of production, or machine hours depending upon the contract covering the product subject to the warranty. We accrue a provision for estimated future warranty costs based upon the historical relationship of warranty costs to sales. We periodically review the adequacy of the accrual for product warranties and adjust the warranty percentage and accrued warranty reserve for actual experience as appropriate.

The following table reconciles the changes in the Company's product warranty reserve:

	Quarter Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
In thousands	2009	2008	2009	2008
Balance, beginning of period	$45,194	$48,783	$46,621	$49,382
Acquisitions (preliminary)	-	2,762	-	2,762
Accrual for warranty expensed during
the period	9,054	7,787	14,628	14,295
Settlements made during the period	(6,781)	(9,446)	(12,111)	(15,482)
Change in liability for pre-existing warranties
during the period, including expirations	255	55	300	182
Effect of foreign currency translation	1,330	(120)	(386)	(1,318)
Balance, end of period	$49,052	$49,821	$49,052	$49,821

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

15.	Retiree Benefits

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
	May 1,	May 2,	May 1,	May 2,
In thousands	2009	2008	2009	2008

Service cost	$3,900	$5,283	$218	$160
Interest cost	21,439	21,606	712	811
Expected return on assets	(22,447)	(23,841)	(46)	(51)
Amortization of:
Prior service cost	286	149	(41)	(41)
Actuarial loss	37	2,720	(235)	141
Net periodic benefit cost	$3,215	$5,917	$608	$1,020

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	May 1,	May 2,	May 1,	May 2,
In thousands	2009	2008	2009	2008

Service cost	$7,800	$10,565	$436	$319
Interest cost	42,878	43,212	1,424	1,622
Expected return on assets	(44,894)	(47,682)	(92)	(102)
Amortization of:
Prior service cost	572	298	(82)	(82)
Actuarial loss	74	5,441	(470)	282
Net periodic benefit cost	$6,430	$11,834	$1,216	$2,039

For fiscal 2009, we expect to contribute approximately $30.0 million to our defined benefit employee pension plans globally.

16.	Segment Information

As of May 1, 2009, we had three reportable segments: Underground Mining Machinery, Surface Mining Equipment, and Crushing & Conveying. Eliminations include the elimination of intersegment feeder breaker equipment sales and the related operating income and certain intercompany sales of original equipment and aftermarket products and services between Underground Mining Machinery and Surface Mining Equipment. Operating income (loss) of the segments does not include interest income (expense) or provision for income taxes.

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

	Underground	Surface
	Mining	Mining	Crushing &
	Machinery	Equipment	Conveying	Corporate	Eliminations	Total
2nd Quarter 2009
Net Sales
Third Party	$478,167	$360,830	$84,503	$-	$-	$923,500
Intersegment	2,293	176	27,660	-	(30,129)	-
Total	$480,460	$361,006	$112,163	$-	$(30,129)	$923,500

Operating income (loss)	$111,949	$79,987	$14,345	$(8,778)	$(9,438)	$188,065
Interest income	-	-	-	1,615	-	1,615
Interest expense	-	-	-	(8,149)	-	(8,149)
Reorganization items	-	-	-	(265)	-	(265)
Income before income taxes	$111,949	$79,987	$14,345	$(15,577)	$(9,438)	$181,266

2nd Quarter 2008
Net Sales
Third Party	$405,504	$364,668	$72,961	$-	$-	$843,133
Intersegment	3,879	169	22,270	-	(26,318)	-
Total	$409,383	$364,837	$95,231	$-	$(26,318)	$843,133

Operating income (loss)	$82,762	$42,773	$1,955	$(8,916)	$(4,319)	$114,255
Interest income	-	-	-	3,080	-	3,080
Interest expense	-	-	-	(8,635)	-	(8,635)
Reorganization items	-	-	-	(292)	-	(292)
Income before income taxes	$82,762	$42,773	$1,955	$(14,763)	$(4,319)	$108,408

Six Months Fiscal 2009
Net Sales
Third Party	$874,558	$638,271	$165,567	$-	$-	$1,678,396
Intersegment	5,006	268	45,034	-	(50,308)	-
Total	$879,564	$638,539	$210,601	$-	$(50,308)	$1,678,396

Operating income (loss)	$198,951	$136,124	$21,358	$(18,144)	$(14,984)	$323,305
Interest income	-	-	-	3,141	-	3,141
Interest expense	-	-	-	(16,790)	-	(16,790)
Reorganization items	-	-	-	(400)	-	(400)
Income before income taxes	$198,951	$136,124	$21,358	$(32,193)	$(14,984)	$309,256

Six Months Fiscal 2008
Net Sales
Third Party	$756,414	$654,087	$72,961	$-	$-	1,483,462
Intersegment	5,805	442	39,138	-	(45,385)	-
Total	$762,219	$654,529	$112,099	$-	$(45,385)	$1,483,462

Operating income (loss)	$145,517	$98,845	$3,934	$(16,572)	$(6,298)	$225,426
Interest income	-	-	-	5,644	-	5,644
Interest expense	-	-	-	(15,449)	-	(15,449)
Reorganization items	-	-	-	(2,176)	-	(2,176)
Income before income taxes	$145,517	$98,845	$3,934	$(28,553)	$(6,298)	$213,445

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

17.	Discontinued Operations

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

18.	Income Taxes

We reviewed uncertain tax positions reserved under Interpretation 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, during the quarter ended May 1, 2009 and reversed a previously disclosed contingent tax liability of $4.2 million due to the settlement and payment of the liability. As of May 1, 2009 and January 30, 2009, net unrecognized tax benefits of approximately $19.5 million and $23.5 million, respectively, were recorded.

19.	Subsequent Event

On May 21, 2009, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend will be paid on June 19, 2009 to all shareholders of record at the close of business on June 5, 2009.

20.	Recent Accounting Pronouncements

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

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

instruments and certain other items at fair value. SFAS 159 was effective for us beginning in fiscal 2009. The adoption of SFAS 159 did not have a significant effect on our financial statements and related disclosures.

21.	Subsidiary Guarantors

The following tables present condensed consolidated financial information as of and for the quarter and six months ended May 1, 2009 and May 2, 2008 for: (a) the parent company; (b) on a combined basis, the guarantors of the Credit Agreement and Notes issued in November 2006, which include the significant domestic operations of Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co., and Continental Crushing & Conveying Inc. (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

Condensed Consolidated

Statement of Income

Quarter Ended May 1, 2009

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$629,969	$588,455	$(294,924)	$923,500

Cost of sales	-	435,121	427,867	(234,781)	628,207

Product development, selling
and administrative expenses	8,872	60,910	38,103	-	107,885
Other income	-	11,186	(11,843)	-	(657)
Operating income (loss)	(8,872)	122,752	134,328	(60,143)	188,065

Intercompany items	9,692	(12,453)	(26,551)	29,312	-
Interest income (expense) - net	(7,811)	421	856	-	(6,534)
Reorganization items	(265)	-	-	-	(265)
Income (loss) from continuing operations
before income taxes and equity	(7,256)	110,720	108,633	(30,831)	181,266

(Provision) benefit for income taxes	5,216	(46,090)	(19,851)	-	(60,725)
Equity in income (loss) of subsidiaries	122,581	56,057	-	(178,638)	-

Net income	$120,541	$120,687	$88,782	$(209,469)	$120,541

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

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

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

Condensed Consolidated

Statement of Income

Six Months Ended May 1, 2009

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$1,147,578	$993,640	$(462,822)	$1,678,396

Cost of sales	-	779,386	735,289	(372,677)	1,141,998

Product development, selling
and administrative expenses	18,194	120,997	75,524	-	214,715
Other income	-	20,987	(22,609)	-	(1,622)
Operating income (loss)	(18,194)	226,208	205,436	(90,145)	323,305

Intercompany items	19,372	(29,037)	(45,143)	54,808	-
Interest income (expense) - net	(15,785)	809	1,327	-	(13,649)
Reorganization items	(400)	-	-	-	(400)
Income (loss) from continuing operations
before income taxes and equity	(15,007)	197,980	161,620	(35,337)	309,256

(Provision) benefit for income taxes	10,252	(84,055)	(29,172)	-	(102,975)
Equity in income (loss) of subsidiaries	211,036	93,492	-	(304,528)

Net income	$206,281	$207,417	$132,448	$(339,865)	$206,281

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

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

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

Condensed Consolidated

Balance Sheet

May 1, 2009

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$59,598	$10,837	$110,775	$-	$181,210
Accounts receivable-net	-	272,824	350,845	-	623,669
Inventories	-	549,255	600,570	(184,488)	965,337
Other current assets	41,323	28,553	56,681	-	126,557
Total current assets	100,921	861,469	1,118,871	(184,488)	1,896,773

Property, plant and equipment-net	124	180,255	132,129	-	312,508
Intangible assets-net	-	300,459	15,429	-	315,888
Investment in affiliates	2,377,997	1,050,838	174,630	(3,603,465)	-
Intercompany accounts-net	(1,003,934)	479,324	527,052	(2,442)	-
Deferred income taxes	240,073	-	-	-	240,073
Other assets	2,430	29,552	13,065	-	45,047
Total assets	$1,717,611	$2,901,897	$1,981,176	$(3,790,395)	$2,810,289

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term obligations	$17,500	$142	$9,643	$-	$27,285
Trade accounts payable	1,061	134,481	105,209	-	240,751
Employee compensation and benefits	8,903	46,584	24,444	-	79,931
Advance payments and progress billings	-	382,006	220,259	(91,865)	510,400
Accrued warranties	-	27,687	21,365	-	49,052
Other accrued liabilities	(4,200)	63,812	104,112	(4,160)	159,564
Total current liabilities	23,264	657,712	485,032	(96,025)	1,066,983

Long-term obligations	601,226	-	1,460	-	602,686

Other non-current liabilities	378,373	18,038	29,461	-	425,872

Shareholders' equity (deficit)	714,748	2,229,147	1,465,223	(3,694,370)	714,748

Total liabilities and shareholders' equity (deficit)	$1,717,611	$2,901,897	$1,981,176	$(3,790,395)	$2,810,289

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

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

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

Condensed Consolidated

Statement of Cash Flows

Six Months Ended May 1, 2009

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash (used) provided by operating activities	$(7,653)	$43,878	$(9,373)	$-	$26,852

Investing Activities:
Acquisition of business, net of cash received	(114)	(11,070)	-	-	(11,184)
Property, plant and equipment acquired	-	(26563)	(22,096)	-	(48,659)
Other - net	(208)	1,166	216	-	1,174
Net cash (used) provided by investing activities	(322)	(36,467)	(21,880)	-	(58,669)

Financing Activities:
Exercise of stock options	121	-	-	-	121
Excess income tax benefit from exercise of stock options	-	-	-	-	-
Dividends paid	(35,785)	-	-	-	(35,785)
Purchase of treasury stock	(13,706)	-	-	-	(13,706)
Financing fees	-	-	-	-	-
Borrowings (payments) on long-term obligations, net	61,250	(6)	(327)	-	60,917
Increase (decrease) in short-term notes payable, net	-	-	(1,273)	-	(1,273)
Net cash provided (used) by financing activities	11,880	(6)	(1,600)	-	10,274

Effect of exchange rate changes on cash and
cash equivalents	-	-	1,178	-	1,178
Increase (decrease) in cash and cash equivalents	3,905	7,405	(31,675)	-	(20,365)
Cash and cash equivalents at beginning of period	55,693	3,432	142,450	-	201,575
Cash and cash equivalents at end of period	$59,598	$10,837	$110,775	$-	$181,210

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

Condensed Consolidated

Statement of Cash Flows

Six Months Ended May 2, 2008

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by operations	$73,668	$12,475	$106,393	$-	$192,536

Investing Activities:
Acquisition of businesses, net of cash acquired	(266,004)	(1,229)	11,994	-	(255,239)
Property, plant and equipment acquired	-	(23,200)	(15,279)	-	(38,479)
Proceeds from the sale of discontinued operation	-	9,868	-	-	9,868
Other - net	(218)	(1,434)	347	-	(1,305)
Net cash used by investing activities	(266,222)	(15,995)	(2,938)	-	(285,155)

Financing Activities:
Exercise of stock options	12,914	-	-	-	12,914
Excess income tax benefit from exercise of stock options	8,989	-	-	-	8,989
Dividends paid	(32,312)	-	-	-	(32,312)
Purchase of treasury stock	(17,089)	-	-	-	(17,089)
Financing fees	(1,495)	-	-	-	(1,495)
Borrowings (payments) on long-term obligations, net	187,324	(7)	(379)	-	186,938
Increase (decrease) in short-term notes payable, net	-	-	(2,909)	-	(2,909)
Net cash provided (used) by financing activities	158,331	(7)	(3,288)	-	155,036

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	(2,331)	-	(2,331)
Increase (Decrease) in Cash and Cash Equivalents	(34,223)	(3,527)	97,836	-	60,086
Cash and Cash Equivalents at Beginning of Period	36,614	11,394	125,240	-	173,248
Cash and Cash Equivalents at End of Period	$2,391	$7,867	$223,076	$-	$233,334

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Part I of this report. Dollar amounts are in thousands, except share and per share data and as indicated.

Overview

Joy Global Inc. is a worldwide leader in high-productivity mining solutions, and we manufacture and market original equipment and aftermarket parts and services for both the underground and aboveground mining industries and certain industrial applications through three business segments: Underground Mining Machinery, Surface Mining Equipment, and Crushing & Conveying. Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania, Wisconsin, and Alabama, and in the United Kingdom, South Africa, Chile, Australia, and China.

Operating Results

Net sales in the second quarter of 2009 were $923.5 million, up $80.4 million or 10% from the prior year reflecting a 21% increase in original equipment and 2% increase in aftermarket parts and services. Compared to last year’s second quarter, net sales were unfavorably impacted by $66.8 million due to the stronger U.S. dollar. Operating income in the quarter increased to $188.1 million from $114.3 million in the prior-year quarter as a result of higher net sales, positive impact of cost controls and decreased amortization related to the Continental business of $9.6 million. Prior quarter operating income was also unfavorably impacted by a $21.0 million contract cancellation charge not repeated in the current year. Operating income in this year’s second quarter was also unfavorably impacted by $8.9 million of foreign currency translation compared to the prior year quarter.

Net sales in fiscal 2009 six months were $1.7 billion, up $194.9 million or 13% from the prior year. Net sales in the fiscal 2009 six months were unfavorably impacted by $132.8 million due to the stronger U.S. dollar. Operating income in the six months increased to $323.3 million from $225.4 million in the prior year period primarily due to higher net sales, cost controls, decreased amortization related to the Continental business of $8.0 million, and elimination of the contract cancellation charge recorded in the prior year. Operating income in this year’s six months was also unfavorably impacted by $18.9 million of foreign currency translation compared to the prior year period.

Bookings in the second quarter of fiscal 2009 were $635.3 million, down $596.9 million or 48% from the prior year reflecting reduced capital budgets by our customers due to lowered industry-wide demand for most mined resources. Current quarter bookings were reduced by $95.6 million of order cancellations and $12.7 million for the impact of foreign currency translation. Central Appalachian coal represented approximately half of the cancellations, while North American copper and iron ore together represented the other half of the cancellations. While original equipment orders were down significantly in the quarter, aftermarket products and services orders were also down compared to the prior year, as newer operating fleets reduced the near-term needs of aftermarket products and services.

Bookings in the fiscal 2009 six months were $1.2 billion, down $928.6 million or 44% from the prior year. Bookings in the fiscal 2009 six months were impacted by cancellations of $256.5 million and the unfavorable impact of foreign currency translation of $96.4 million. As a result, our total backlog decreased to $2.7 billion at May 1, 2009 from $3.2 billion at October 31, 2008.

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

Market Outlook

The second quarter of fiscal 2009 has seen some improvement in commodity demand. The majority of the improvement came from China, where copper imports have recently been at record levels. However, China’s imports have been volatile, as they continue with their trend of destocking and restocking and it appears the current surge in imports will become China’s largest restocking cycle.

Although steel production year-over-year through April was down drastically worldwide, steel production was up in China. Chinese iron ore imports have recently been at record levels, and metallurgical coal shipments from Australia were up from the December quarter. Despite the strength of China steel production, its steel exports are down significantly from last year, and we believe it is unlikely that China can maintain current levels of steel production without increased exports.

Mining companies made quick and decisive production cuts in their Australian operations in late calendar 2008. More recently, Australia is benefiting from the higher metallurgical coal demand from China’s increased steel production and from increased thermal coal demand from India, where power plant stockpiles have declined to just seven days of supply. As a result, Australian coal exports are up and production is being increased at some mines.

The U.S. coal market is a contrast to the seaborne market. Domestic coal producers are suffering from reduced demand from power generation, significantly reduced demand from steel makers, and a stronger U.S. dollar that reduces the competitiveness of exports. U.S. electricity demand is down this year on top of a drop last year. Coal demand is down additionally because low natural gas prices make it attractive to dispatch plants that burn gas rather than coal. In addition, steel production is down in the U.S., and the industry is running at under half capacity utilization. Finally, the stronger U.S. dollar is expected to reduce coal exports this year.

In addition to these cautionary elements in the market outlook, the following factors reflect trends favorably influencing the market outlook:

▪	Excess supply of natural gas at low prices is likely not sustainable. An increase in gas prices relative to coal prices should increase demand by electricity generators for coal.

▪

China and India continue to invest in expansion of their respective domestic coal industries to meet their long-term energy needs and are increasingly building their futures around modern, state-of-the-art mining technology. In China, the number of companies importing high-productivity mining equipment continues to grow. In addition, some of the mid-tier Chinese producers are beginning to transition their fleet from domestic to imported equipment.

▪	Despite an increased level of investment, China remains a net importer of coal and this should have a favorable impact on the seaborne markets.

▪	Producer costs have declined with commodity prices, and the threshold for returns on new projects has been reduced.

Company Outlook

The Company believes that over the second half of fiscal 2009, original equipment bookings will remain well below the record pace of last year and more in line with the rates of new orders received during the first two quarters of this year. Future original equipment orders over the near term will most likely come from the emerging markets, international coal, South American copper, and the oil sands. Aftermarket bookings are expected to slow over the second half of fiscal 2009, and could decline as much as 20%, before improving to levels necessary to support both current and expected production levels in the commodity markets.

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 1, 2009

(Unaudited)

Results of Operations

Quarter Ended May 1, 2009 to Quarter Ended May 2, 2008.

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	May 1,	May 2,	$	%
In thousands	2009	2008	Change	Change

Net Sales
Underground Mining Machinery	$480,460	$409,383	$71,077	17%
Surface Mining Equipment	361,006	364,837	(3,831)	(1%)
Crushing & Conveying	112,163	95,231	16,932	18%
Eliminations	(30,129)	(26,318)
Total	$923,500	$843,133	$80,367	10%

The increase in net sales for Underground Mining Machinery in the second quarter compared to the prior year second quarter was the result of a $58.5 million increase in original equipment sales and a $12.6 million increase in the sale of aftermarket products and services. Current quarter net sales for original equipment and aftermarket products were reduced by $28.9 million and $22.6 million, respectively, due to the effect of foreign currency translation associated with the strengthening of the U.S. dollar. Original equipment sales for room and pillar and longwall system applications increased by $50.0 million in the United States, while original equipment sales primarily related to room and pillar applications increased by $17.4 million in South Africa. These increases were partially offset by a decline in equipment sales for longwall system applications in Eurasia. After the adverse impact of foreign currency translation, aftermarket sales were down across all regions with the exception of the United States and China, which both experienced a 20% increase in aftermarket revenues.

The decrease in net sales for Surface Mining Equipment in the second quarter was the result of a $4.8 million decrease in original equipment sales and a $1.0 million increase in aftermarket products and services. These changes included the adverse impact of $0.5 million and $12.0 million, respectively, due to the effect of foreign currency translation associated with the strengthening of the U.S. dollar. The decrease in original equipment was primarily due to the timing of revenue recognition and reduced drill sales, while aftermarket products and services were essentially flat compared to the prior year period.

The increase in net sales for Crushing & Conveying in the second quarter was the result of the Continental acquisition made in the second quarter of fiscal 2008, which included only two and one-half months of our ownership.

The eliminations primarily represent Stamler crushing equipment which is sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	May 1, 2009		May 2, 2008
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Underground Mining Machinery	$111,949	23%	$82,762	20%
Surface Mining Equipment	79,987	22%	42,773	12%
Crushing & Conveying	14,345	13%	1,955	2%
Corporate Expense	(8,778)	-	(8,916)	-
Eliminations	(9,438)	-	(4,319)	-
Total	$188,065	20%	$114,255	14%

Operating income for Underground Mining Machinery was $111.9 million in the second quarter of 2009 compared to operating income of $82.8 million in the second quarter of 2008. Operating income was favorably impacted by higher sales volumes and the control of spending, which was partially offset by $11.4 million unfavorable foreign currency translation related to the stronger U.S. dollar.

Operating income for Surface Mining Equipment was $80.0 million in the second quarter of 2009 compared to operating income of $42.8 million in the second quarter of 2008. Operating income was positively impacted by $2.4 million of foreign currency translation related to the stronger U.S. dollar, favorable manufacturing efficiencies, and strategic cost reduction initiatives offset slightly by lower sales volumes. The prior year second quarter also included a $21 million contract cancellation charge related to the termination of a repair and maintenance contract in Australia.

Operating income for Crushing & Conveying was $14.3 million in the second quarter of 2009 compared to operating income of $2.0 million in the second quarter of fiscal 2008. Operating income was favorably impacted by decreased amortization of $9.6 million related to the Continental Conveyor acquisition made on February 14, 2008.

The eliminations primarily represent Stamler crushing equipment which is sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $107.9 million, or 12% of sales, in the second quarter of 2009, compared to $108.0 million, or 13% of sales, in the second quarter of 2008. Product development, selling and administrative expense was essentially flat in the quarter as increased selling, pension, and incentive based compensation expenses were more than offset by cost saving initiatives and favorable foreign currency translation.

Provision for Income Taxes

Income tax expense was $60.7 million in the second quarter of 2009, compared to $36.3 million in the second quarter of 2008. The income tax provisions represented effective income tax rates of 33.5% for both the second quarter of 2009 and 2008. The main drivers of the variance in tax rates when compared to the statutory rate of 35% were the geographic mix of earnings with the corresponding net favorable differences in foreign statutory tax rates and the utilization of tax credits and tax holidays, offset by increased state income taxes.

We reviewed uncertain tax positions reserved under Interpretation 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, during the quarter ended May 1, 2009 and reversed a previously disclosed contingent tax liability of $4.2 million due to the settlement and payment of the liability. As of May 1, 2009 and January 30, 2009, net unrecognized tax benefits of approximately $19.5 million and $23.5 million, respectively, were recorded.

Cash taxes paid for the second quarter of 2009 were $64.0 million compared to $66.1 million in the second quarter of 2008.

Bookings and Backlog

Bookings for the quarter ended May 1, 2009 and May 2, 2008, are the following:

	Quarter Ended
In thousands	May 1, 2009	May 2, 2008

Underground Mining Machinery	$337,645	$592,854
Surface Mining Equipment	228,460	556,676
Crushing & Conveying	94,927	118,175
Eliminations	(25,698)	(35,485)
Total Bookings	$635,334	$1,232,220

Bookings in the quarter were impacted by cancellations of $95.6 million and the unfavorable impact of foreign currency translation of $12.7 million. Underground orders totaled $337.6 million, a decrease of 43% over the prior year and included $38.9 million of original equipment and aftermarket products and service cancellations primarily in the United States and unfavorable foreign currency translation of $9.2 million. Underground orders decreased across all regions, with the exception of China. Surface orders at P&H totaled $228.5 million in the quarter, down 59% from the prior year and included $50.0 million of cancellations for original equipment and aftermarket products and services in the copper and iron ore mining industries. Orders at the Crushing & Conveying segment were $94.9 million in the quarter, a decrease of 20% over the prior year and included $6.7 million of cancelled orders and an unfavorable foreign currency translation of $5.4 million. The eliminations primarily represent Stamler crushing equipment, which is sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

Backlog decreased to $2.7 billion at May 1, 2009 from $3.2 billion as of October 31, 2008. Since the fourth quarter of fiscal 2008, we have received approximately $300.0 million of order cancellations which were concentrated in North America copper and iron ore, U.S. Appalachian coal, and Russian coal. In response to current volatile market conditions, we have reassessed the risk of cancellations in our remaining backlog and have determined the risk could be as much as $525.0 million. The remaining backlog risk, primarily associated with the Surface Mining Equipment segment is related to a specific oil sands project and the later portion of multiple machines booked with scheduled delivery extending into 2011 and 2012. In addition, the backlog risk includes several machines scheduled for delivery to underground customers beyond the 2010 second quarter.

Six Months Ended May 1, 2009 to Six Months Ended May 2, 2008

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Six Months Ended
	May 1,	May 2,	$	%
In thousands	2009	2008	Change	Change

Net Sales
Underground Mining Machinery	$879,564	$762,219	$117,345	15%
Surface Mining Equipment	638,539	654,529	(15,990)	(2)%
Crushing & Conveying	210,601	112,099	98,502	88%
Eliminations	(50,308)	(45,385)	-	-
Total	$1,678,396	$1,483,462	$194,934	13%

The increase in net sales for Underground Mining Machinery in the fiscal 2009 six months compared with the fiscal 2008 six months was the result of a $101.6 million increase in original equipment and a $15.7 million increase in aftermarket products and service. Original equipment sales for room and pillar and longwall system applications increased by $125.7 million in the United States and by $33.5 million in Australasia, while original equipment sales primarily related to room and pillar applications increased by $25.3 million in South Africa. These increases were partially offset by a roof support system sale in the fiscal 2008 six months not duplicated in fiscal 2009 in Eurasia and decline in equipment sales for longwall system applications in China. After the adverse impact of foreign currency translation, aftermarket sales were down across all regions with the exception of the United States, which experienced a 25% increase in aftermarket revenues. Fiscal 2009 six months net sales for original equipment and aftermarket products were reduced by $55.7 million and $48.3 million, respectively, due to the effect of foreign currency translation associated with the strengthening of the U.S. dollar.

The decrease in net sales for Surface Mining Equipment in the fiscal 2009 six months compared with the fiscal 2008 six months was due to a $9.7 million decrease in original equipment and a $6.3 million decrease in aftermarket products and service. Original equipment sales decreased primarily due to timing of revenue recognition, partially offset by increased alliance sales. Aftermarket sales were up across all regions with the exception of the copper markets in the United States, which were down 60% over the prior year. Fiscal 2009 six months net sales for original equipment and aftermarket products were reduced by $1.4 million and $24.5 million, respectively, due to the effect of foreign currency translation associated with the strengthening of the U.S. dollar.

The increase in net sales for Crushing & Conveying in the fiscal 2009 six months compared with the fiscal 2008 six months was primarily due to the Continental Conveyor acquisition made on February 14, 2008, which included only two and one half months of our ownership.

The eliminations primarily represent the Stamler crushing equipment which is sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Six Months Ended
	May 1, 2009		May 2, 2008
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Underground Mining Machinery	$198,951	23%	$145,517	19%
Surface Mining Equipment	136,124	21%	98,845	15%
Crushing & Conveying	21,358	10%	3,934	4%
Corporate Expense	(18,144)		(16,572)
Eliminations	(14,984)		(6,298)
Total	$323,305	19%	$225,426	15%

Operating income for Underground Mining Machinery was $199.0 million for the fiscal 2009 six months compared to operating income of $145.5 million for the fiscal 2008 six months. Operating income was favorably impacted by higher sales volumes and the control of spending, partially offset by $23.2 million unfavorable foreign currency translation related to the stronger U.S. dollar.

Operating income for Surface Mining Equipment was $136.1 million for the fiscal 2009 six months compared to operating income of $98.8 million for the fiscal 2008 six months. Operating income was negatively impacted in the prior six months as the result of a $21.0 million charge related to the termination of a repair and maintenance contract in Australia. Operating income was positively impacted in the fiscal 2009 six months by favorable manufacturing efficiencies and reduced material costs.

The increase in operating income for Crushing & Conveying in the fiscal 2009 six months compared with the fiscal 2008 six months was primarily due to increased sales and decreased amortization of $8.0 million related to the Continental Conveyor acquisition made on February 14, 2008.

The eliminations primarily represent Stamler crushing equipment which is sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $214.7 million, or 13% of sales, for the fiscal 2009 six months, compared to $209.5 million, or 14% of sales, for the fiscal 2008 six months. Increased product development, selling and administrative expense was related to the costs associated with the Continental business of $10.1 million, partially offset by the impact of foreign currency translation and spending controls.

Provision for Income Taxes

Income tax expense was $103.0 million for the fiscal 2009 six months compared to $71.4 million for the fiscal 2008 six months. These income tax provisions represented effective income tax rates for the fiscal 2009 six months and fiscal 2008 six months of 33.3% and 33.5%, respectively. The main drivers of the variance in tax rates when compared to the statutory rate of 35% were the geographic mix of earnings with the corresponding net favorable differences in foreign statutory tax rates and the utilization of tax credits and tax holidays offset by increased state income taxes.

Cash taxes paid were $93.6 million through the fiscal 2009 six months compared to $87.7 million through the fiscal 2008 six months.

Bookings and Backlog

Bookings for the six months ended May 1, 2009 and May 2, 2008, are the following:

	Six Months Ended
In thousands	May 1, 2009	May 2, 2008

Underground Mining Machinery	$665,434	$1,110,753
Surface Mining Equipment	373,291	910,931
Crushing & Conveying	177,125	137,422
Eliminations	(42,242)	(56,931)
Total Bookings	$1,173,608	$2,102,175

Bookings in the fiscal 2009 six months were impacted by cancellations of $256.5 million and the unfavorable impact of foreign currency translation of $96.4 million. Underground orders totaled $665.4 million, a decrease of 40% over the prior year and included $97.7 million of original equipment and aftermarket products and service cancellations primarily in the United States and unfavorable foreign currency translation of $69.9 million. Underground orders decreased across all regions, with the exception of China. Surface orders at P&H totaled $373.3 million, down 59% from the prior year and included $144.8 million of cancellations for original equipment and aftermarket products and services in the copper and iron ore mining industries, and unfavorable foreign currency translation of $17.8 million. Orders at the Crushing & Conveying segment were $177.1 million and included $14.0 million of cancelled orders and unfavorable foreign currency translation of $8.6 million. The Crushing & Conveying segment only includes two and one-half months of activity related to the legacy Continental business, which was acquired on February 14, 2008. The eliminations primarily represent Stamler crushing equipment, which is sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

Liquidity and Capital Resources

The following table summarizes the major components of our working capital as of May 1, 2009 and October 31, 2008, respectively:

	May 1,	October 31,
In millions	2009	2008
Cash and cash equivalents	$181.2	$201.6
Accounts receivable	623.7	632.2
Inventories	965.3	805.2
Other current assets	126.6	99.2
Short-term debt	(27.3)	(26.5)
Accounts payable	(240.8)	(291.8)
Employee compensation and benefits	(79.9)	(110.0)
Advance payments and progress billings	(510.4)	(491.7)
Accrued warranties	(49.1)	(46.6)
Other current liabilities	(159.6)	(173.8)

Working Capital	$829.7	$597.8

We currently use working capital as a percentage of net sales and cash flow as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations. Working capital investment increased from October 31, 2008, primarily due to higher levels of inventories as we continue to manufacture against orders currently in our backlog. We expect investment in inventories to decrease as backlog is delivered.

Our capital spending for the fiscal 2009 six months was $48.7 million, and we anticipate capital spending for the full year of approximately $85.0 million, excluding acquisitions.

During the fiscal 2009 six months, our cash provided by operating activities was $26.9 million compared to cash provided by operating activities of $192.5 million during the fiscal 2008 six months. Cash provided by operating activities was significantly impacted by increased inventory levels of $138.2 million to support the subsequent period shipments and lower advance payments, reflecting lower original equipment orders in the fiscal 2009 six months.

During the fiscal 2009 six months, our cash used by investing activities was $58.7 million compared to cash used by investing activities of $285.2 million during the fiscal 2008 six months. In the first quarter of fiscal 2009, we acquired the stock of Wuxi Shengda Machinery Co. Ltd., a manufacturer of longwall shearing machines in China, for approximately $11.1 million of cash and $9.2 million of assumed liabilities, excluding closing costs. In the fiscal 2008 six months, we completed the acquisition of N.E.S. Investment Co. (“N.E.S. Co.”) and thereby its subsidiary, Continental Global Group, Inc., a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications for $252.1 million.

During the fiscal 2009 six months, our cash provided by financing activities was $10.3 million compared to cash provided by financing activities of $155.0 million in the fiscal 2008 six months. In the fiscal 2008 six months, we financed the N.E.S. Co. acquisition partially through a $175.0 million term loan supplement to our $400.0 million unsecured revolving credit facility (“Credit Agreement”).

On February 19, 2009, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend was paid on March 19, 2009 to all shareholders of record at the close of business on March 5, 2009.

Under our share repurchase program, management is authorized to repurchase up to $2.0 billion in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011. We have not repurchased any shares during the quarter ended May 1, 2009 and have repurchased $13.7 million of common stock representing 608,720 shares during the fiscal 2009 six months. Under our currently authorized share repurchase program we have repurchased approximately $1.1 billion of common stock, representing 23,873,159 shares. Given the current economic environment, a priority has been set for cash accumulation ahead of other discretionary uses of cash, including share repurchases, until either target levels of cash reserves are established or until there is greater clarity in the market outlook.

In response to the multiple order cancellations over the past three quarters and the corresponding decreased revenue outlook for fiscal 2010, we will to continue to adjust our cost structure in the second half of fiscal 2009, accordingly. We expect to incur approximately $10.0 million of charges during the second half of fiscal 2009, which will be associated primarily with severance benefits.

Retiree Benefits

For the fiscal 2009 six months we have recognized $6.4 million of defined benefit pension expense compared to $11.8 million for comparable prior year period. The decrease in pension expense was primarily the result of a favorable change in discount rate. During fiscal 2009, we expect to contribute $30.0 million to our defined benefit employee pension plans globally. Market volatility will dictate the amount and timing of additional contributions to the pension plan. We expect to make $60-$120 million in contributions to our defined benefit pension plans in fiscal 2010. The amount of these contributions will be largely dependent on plan asset valuation, discount rate assumptions and enactment of governmental regulations.

Continental Acquisition

On February 14, 2008, we completed the acquisition of N.E.S. Co. and thereby its subsidiary, Continental Global Group, Inc., a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications. The Continental acquisition further strengthens our ability to provide a more complete mining solution. We purchased all of the outstanding shares of N.E.S. Co. for an aggregate amount of $252.1 million, which is net of approximately $5.9 million of indebtedness assumed at closing and $12.0 million of cash acquired. We also incurred $2.4 million of direct acquisition costs related to the acquisition. The purchase price was funded in part through available cash and credit resources and a $175.0 million term loan.

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

Financial Condition

As of May 1, 2009, we had $181.2 million in cash and cash equivalents and $187.6 million available for borrowings under the Credit Agreement. Our primary cash requirements include working capital, capital expenditures, dividends, and defined benefit pension contributions. We will also continue to evaluate strategic acquisitions, including “bolt-on” businesses which would be mining-related product line additions or service extensions. Based upon our current level of operations, we believe that cash flows from operations, together with available borrowings under the Credit Agreement, will be adequate to meet our anticipated future cash requirements.

Recent Accounting Pronouncements

Our new accounting pronouncements are set forth under Part I, Item 1 of this Form 10-Q and are incorporated by reference.

Off-Balance Sheet Arrangements

We lease various assets under operating leases. No significant changes to lease commitments have occurred since our fiscal year ended October 31, 2008. We have no other off-balance sheet arrangements, other than noted in Note 10 to the Condensed Consolidated Financial Statements.

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

We believe our accounting policies for revenue recognition, inventories, intangible assets, accrued warranties, pension and post-retirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of

Operations of our Annual Report on Form 10-K for the year ended October 31, 2008 for a discussion of these policies. There were no material changes to these policies during the second quarter of fiscal 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As more fully described in our Annual Report on Form 10-K for the year ended October 31, 2008, we are exposed to various types of market risks, primarily foreign currency risks. We monitor our risks in this area on a continuous basis and generally enter into forward foreign currency contracts to minimize these exposures. We do not engage in speculation in our derivative strategies. Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged. There have been no material changes to our primary market risk exposures or how such risks are managed since our fiscal year ended October 31, 2008.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended May 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

No change.

Item 1A.  Risk Factors

No change.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b)	Not applicable.
(c)	Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of Joy Global Inc. shareholders held February 24, 2009 there were two proposals voted on by shareholders.

Proposal # 1

Each of our directors standing for election was re-elected to a term ending at the annual meeting in 2010. The votes cast are listed below:

					Broker
	For	Against	Withheld	Abstained	Non-Votes

Steven L. Gerard	89,646,428	-	2,030,114	-	-

John Nils Hanson	90,404,656	-	1,271,886	-	-

Ken C. Johnsen	90,941,918	-	734,624	-	-

Gale E. Klappa	90,473,072	-	1,203,470	-	-

Richard B. Loynd	91,034,529	-	642,013	-	-

P. Eric Siegert	90,532,550	-	1,143,992	-	-

Michael W. Sutherlin	91,162,096	-	514,446	-	-

James H. Tate	91,173,179	-	503,363	-	-

Proposal #2

Shareholders were asked to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2009. The proposal was passed and the votes cast are listed below:

			Broker
For	Against	Abstained	Non-Votes

89,562,665	2,056,580	57,263	38

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

10.1

Form of Restricted Stock Unit Award Agreement, dated February 24, 2009, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.2	Termination and Release Agreement between Joy Global Inc. and Mark E. Readinger, dated March 5, 2009 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K, filed March 10, 2009).
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOY GLOBAL INC.
(Registrant)

/s/ Michael S. Olsen

Date: June 4, 2009	Michael S. Olsen
Executive Vice President, Chief Financial Officer
Chief Accounting Officer and Treasurer
(Principal Financial Officer)