Form 10-Q
period 2009-07-31
JOY GLOBAL INC
filed 2009-09-09
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.) Yes [ X ] No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 28, 2009
Common Stock, $1 par value	102,321,708

JOY GLOBAL INC.

FORM 10-Q -- INDEX

July 31, 2009

PART I. – FINANCIAL INFORMATION	PAGE No.

Item 1 – Financial Statements (unaudited):
Condensed Consolidated Statement of Income – Quarter and
Nine Months Ended July 31, 2009 and August 1, 2008	4

Condensed Consolidated Balance Sheet – July 31, 2009
and October 31, 2008	5

Condensed Consolidated Statement of Cash Flows –
Nine Months Ended July 31, 2009 and August 1, 2008	6

Notes to Condensed Consolidated Financial Statements	7 – 30

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations	31 – 42

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	42

Item 4 – Controls and Procedures	43

PART II. – OTHER INFORMATION

Item 1 – Legal Proceedings	44

Item 1A – Risk Factors	44

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3 – Defaults Upon Senior Securities	44

Item 4 – Submission of Matters to a Vote of Security Holders	44

Item 5 – Other Information	44

Item 6 – Exhibits	44

Signature	45

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements are identified by forward-looking terms such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “may be,” “objective,” “plan,” “predict,” “should,” “will be,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, and the risks discussed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for our fiscal year ended October 31, 2008, and in other filings that we, from time to time, make with the SEC. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands except per share amounts)

	Quarter Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2009	2008	2009	2008

Net sales	$956,390	$903,769	$2,634,786	$2,387,231
Costs and expenses:
Cost of sales	651,969	657,798	1,793,967	1,707,135
Product development, selling and
administrative expenses	110,162	113,488	324,877	322,977
Other income	(646)	(1,136)	(2,268)	(1,926)

Operating income	194,905	133,619	518,210	359,045
Interest income	1,840	3,700	4,981	9,344
Interest expense	(7,601)	(8,581)	(24,391)	(24,030)
Reorganization items	(125)	(135)	(525)	(2,311)

Income from continuing operations before income taxes	189,019	128,603	498,275	342,048
Provision for income taxes	(64,675)	(15,524)	(167,650)	(86,950)

Income from continuing operations	124,344	113,079	330,625	255,098
Income from discontinued operations, net of taxes	-	-	-	1,141

Net income	$124,344	$113,079	$330,625	$256,239

Basic earnings per share:
Income from continuing operations	$1.21	$1.04	$3.23	$2.36
Income from discontinued operations	-	-	-	0.01
Net income	$1.21	$1.04	$3.23	$2.37

Diluted earnings per share:
Income from continuing operations	$1.21	$1.03	$3.21	$2.34
Income from discontinued operations	-	-	-	0.01
Net income	$1.21	$1.03	$3.21	$2.35

Dividends per share	$0.175	$0.15	$0.525	$0.45

Weighted average shares outstanding:
Basic	102,452	108,495	102,433	108,193
Diluted	103,157	109,446	102,994	109,230

JOY GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(In thousands)

	July 31,	October 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$266,569	$201,575
Accounts receivable, net	611,803	632,194
Inventories	891,210	805,244
Other current assets	135,704	99,116
Total current assets	1,905,286	1,738,129

Property, plant and equipment, net	330,878	289,001
Other intangible assets, net	188,834	195,033
Goodwill	126,253	124,994
Deferred income taxes	216,975	255,313
Other non-current assets	67,897	41,843
Total assets	$2,836,123	$2,644,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term obligations	$19,645	$26,460
Trade accounts payable	224,508	291,779
Employee compensation and benefits	100,306	110,007
Advance payments and progress billings	440,893	491,675
Accrued warranties	52,760	46,621
Other accrued liabilities	150,595	173,809
Total current liabilities	988,707	1,140,351

Long-term obligations	528,344	540,967
Accrued pension costs	289,512	286,057
Other liabilities	144,969	144,464

Total liabilities	1,951,532	2,111,839

Shareholders’ equity	884,591	532,474

Total liabilities and shareholders’ equity	$2,836,123	$2,644,313

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	July 31,	August 1,
	2009	2008
Cash flows from operating activities:
Net income	$330,625	$256,239
Add (deduct) – items not affecting cash
Gain on sale of discontinued operation	-	(1,141)
Depreciation and amortization	41,217	55,252
Increase (decrease) in deferred income taxes	17,616	(20,543)
Excess income tax benefit from exercise of stock options	(720)	(12,021)
Change in long-term accrued pension costs	(9,417)	(38,564)
Other, net	3,984	8,442

Changes in working capital:
Decrease in accounts receivable, net	66,988	28,213
Increase in inventories	(42,794)	(124,731)
Increase in other current assets	(14,859)	(8,987)
(Decrease) increase in trade accounts payable	(82,998)	25,817
(Decrease) increase in employee compensation and benefits	(13,133)	31,097
(Decrease) increase in advance payments and progress billings	(83,680)	131,511
Increase in other accrued liabilities	555	3,883

Net cash provided by operating activities	213,384	334,467

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(11,184)	(255,244)
Property, plant and equipment acquired	(66,102)	(56,317)
Proceeds from the sale of business	-	9,868
Other, net	939	289

Net cash used by investing activities	(76,347)	(301,404)

Cash flows from financing activities:
Exercise of stock options	1,163	18,293
Excess income tax benefit from exercise of stock options	720	12,021
Dividends paid	(53,690)	(48,572)
Purchases of treasury stock	(13,706)	(41,471)
Financing fees	-	(1,495)
(Repayment) borrowings on long-term obligations, net	(14,399)	165,571
Decrease in short-term notes payable	(7,343)	(3,786)

Net cash (used) provided by financing activities	(87,255)	100,561

Effect of exchange rate changes on cash and cash equivalents	15,212	13

Increase in Cash and Cash Equivalents	64,994	133,637
Cash and Cash Equivalents at Beginning of Period	201,575	173,248

Cash and Cash Equivalents at End of Period	$266,569	$306,885

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

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

The Condensed Consolidated Financial Statements presented in this quarterly report on Form 10-Q are unaudited and have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, all adjustments necessary for the fair presentation on a going concern basis of the results of operations, cash flows and financial position for all periods presented have been made. All adjustments made are of a normal recurring nature. We have evaluated subsequent events that have occurred through September 9, 2009. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

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

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

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

On January 31, 2009 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changed disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and how derivative instruments and related hedged items affect an entity’s financial statements.

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

The following table provides fair value information of our derivative contracts in the Condensed Consolidated Balance Sheet as of July 31, 2009:

In thousands	Assets	Liabilities

Foreign currency forward contracts	$14,631	$(16,732)

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

The following table provides the fair value on contractual amounts of our foreign currency forward contracts as of July 31, 2009:

In thousands	Buy	Sell

Australian Dollar	$1,943	$24
Brazilian Real	1,658	-
British Pound Sterling	(7,449)	457
Canadian Dollar	48	(6)
Chilean Peso	2,210	(4,265)
Chinese Yuan	(480)	-
Euro	(191)	(147)
Hungarian Forint	(6)	(43)
Indian Rupee	39	(4)
Polish Zloty	(6)	(23)
Russian Ruble	(9)	9
South African Rand	756	(3)
U.S. Dollar	(1,838)	5,225

Total	$(3,325)	$1,224

We are exposed to certain foreign currency risks in the normal course of our global business operations. For derivative contracts that are designated and qualify for a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax and is reclassified into the income statement, on the same line associated with the underlying transaction and in the same period(s) in which the hedged transaction affects earnings. The maturity of these contracts generally does not exceed 12 months. The majority of the amounts recorded in accumulated other comprehensive loss for existing cash flow hedges is expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by December 2010. Ineffectiveness related to these derivative contracts was recorded in the Condensed Consolidated Statement of Income as a gain of $0.9 million for the quarter ended July 31, 2009.

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

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statement of Income at July 31, 2009:

In thousands	Effective Portion			Ineffective Portion
	Quarter Ended July 31, 2009			Quarter Ended July 31, 2009

		Location of	Amount of	Location of	Amount of
	Amount of	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivative	Gain/(Loss)	Reclassified	Reclassified	Reclassified	Reclassified
Hedging	Recognized	from AOCI	from AOCI	from AOCI	from AOCI
Relationship	in OCI	into Earnings	into Earnings	into Earnings	into Earnings

Cash Flow Hedges

Foreign currency
forward contracts	$10,805	Cost of Sales	$(17,564)	Cost of Sales	$-

In thousands	Effective Portion			Ineffective Portion
	Six Months Ended July 31, 2009			Six Months Ended July 31, 2009

		Location of	Amount of	Location of	Amount of
	Amount of	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivative	Gain/(Loss)	Reclassified	Reclassified	Reclassified	Reclassified
Hedging	Recognized	from AOCI	from AOCI	from AOCI	from AOCI
Relationship	in OCI	into Earnings	into Earnings	into Earnings	into Earnings

Cash Flow Hedges

Foreign currency
forward contracts	$13,540	Cost of Sales	$(23,718)	Cost of Sales	$-

5.	Borrowings and Credit Facilities

Direct borrowings and capital lease obligations consisted of the following:

	July 31,	October 31,
In thousands	2009	2008

6.0% Senior Notes due 2016	$247,291	$247,073
6.625% Senior Notes due 2036	148,390	148,374
Term loan	148,750	161,875
Revolving loans	-	-
Short-term notes payable	574	8,097
Capital leases and other	2,984	2,008
	547,989	567,427
Less: Amounts due within one year	(19,645)	(26,460)

Long-term obligations	$528,344	$540,967

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

We have a $400.0 million unsecured revolving credit facility (“Credit Agreement”) which expires November 10, 2011. Outstanding borrowings bear interest equal to the LIBOR Rate (defined as LIBOR plus 0.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.5%) at our option. We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating. The Credit Agreement requires the maintenance of certain financial covenants, including covenants related to leverage and interest coverage. The Credit Agreement also restricts payments of dividends or other return of capital based on the consolidated leverage ratio. At July 31, 2009, we were in compliance with all financial covenants in the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

At July 31, 2009, there were no outstanding direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $400.0 million credit limit, totaled $156.7 million. At July 31, 2009, there was $243.3 million available for borrowings under the Credit Agreement.

Our acquisition that resulted in the creation of CCC was funded in part through a new $175.0 million term loan supplement to the Credit Agreement (“Second Amendment”). The Second Amendment calls for quarterly principal payments of 2.5% of the initial term loan through October 31, 2011, at which time the remaining outstanding principal equal to 62.5% of the initial term loan is due. As of July 31, 2009, $148.8 million is outstanding on the term loan. Outstanding borrowings bear interest equal to the LIBOR Rate which has a weighted average interest rate of 1.008%. As part of the Second Amendment, we have the option to request an increase to the term loan outstanding in an amount not to exceed $75.0 million. No changes were made to existing financial covenants.

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

On May 21, 2009, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend was paid on June 19, 2009 to all shareholders of record at the close of business on June 5, 2009.

Under our share repurchase program, management is authorized to repurchase up to $2.0 billion in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011. During the quarter ended July 31, 2009, we did not purchase any common stock. During the nine months ended July 31, 2009, we have repurchased approximately $13.7 million of common stock representing 608,720 shares. Under our currently authorized share repurchase program we have repurchased

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

approximately $1.1 billion of common stock, representing 23,873,159 shares. Given the current economic environment, we have set a priority for cash accumulation ahead of other discretionary uses of cash, including share repurchases, until either target cash reserves are established or until there is greater clarity in the market outlook.

Comprehensive income consisted of the following:

	Quarter Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
In thousands	2009	2008	2009	2008

Net income	$124,344	$113,079	$330,625	$256,239
Other comprehensive income (loss):
Pension & postretirement adjustments	(953)	(20,227)	(859)	(14,321)
Translation adjustments	40,439	5,511	50,532	(11,195)
Derivative fair value adjustments	17,615	1,509	18,056	(1,567)
Total other comprehensive income (loss)	57,101	(13,207)	67,729	(27,083)
Total comprehensive income	$181,445	$99,872	$398,354	$229,156

7.	Share-Based Compensation

We recognized total share-based compensation expense for the nine months ended July 31, 2009 and August 1, 2008 of approximately $13.8 million and $10.2 million, respectively. We recognized total share-based compensation expense for the quarters ended July 31, 2009 and August 1, 2008 of approximately $4.8 million and $3.6 million, respectively.

Stock Options

A summary of stock option activity under all plans is as follows:

			Aggregate
		Weighted-Average	Intrinsic
	Number of	Exercise Price	Value
In thousands, except per share amounts	Options	per Share	(In Millions)

Outstanding at October 31, 2008	1,957,342	$38.21	$9.1

Options granted	2,086,000	21.77
Options exercised	(94,000)	12.38
Options forfeited and cancelled	(251,777)	34.14

Outstanding at July 31, 2009	3,697,565	$29.87	$42.6
Exercisable at July 31, 2009	1,183,879	$31.87	$12.8

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

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

The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
In thousands except per share data	2009	2008	2009	2008
Numerator:

Income from continuing operations	$124,344	$113,079	$330,625	$255,098
Discontinued operations	-	-	-	1,141
Net income	$124,344	$113,079	$330,625	$256,239

Denominator:
Denominator for basic net income per share -
Weighted average shares	102,452	108,495	102,433	108,193
Effect of dilutive securities:
Stock options, restricted stock units and
performance shares	705	951	561	1,037
Denominator for diluted net income per share -
Adjusted weighted average shares and
assumed conversions	103,157	109,446	102,994	109,230

Basic earnings per share:
Income from continuing operations	$1.21	$1.04	$3.23	$2.36
Discontinued operations	-	-	-	0.01
Net Income	$1.21	$1.04	$3.23	$2.37

Diluted earnings per share:
Income from continuing operations	$1.21	$1.03	$3.21	$2.34
Discontinued operations	-	-	-	0.01
Net Income	$1.21	$1.03	$3.21	$2.35

9.	Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

		July 31, 2009		October 31, 2008
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
In thousands	Period	Amount	Amortization	Amount	Amortization
Finite lived other intangible assets:
Engineering drawings	6 years	$2,900	$(1,451)	$2,900	$(1,088)
Customer relationships	20 years	105,200	(11,347)	105,200	(7,127)
Backlog	1 year	15,089	(15,089)	15,089	(15,007)
Non-compete agreements	5 years	5,809	(3,099)	5,800	(2,435)
Patents	17 years	21,120	(6,643)	21,118	(5,853)
Unpatented technology	32 years	1,236	(291)	1,236	(200)
Subtotal	17 years	151,354	(37,920)	151,343	(31,710)

Indefinite lived other intangible assets:
Trademarks		75,400	-	75,400	-

Total other intangible assets		$226,754	$(37,920)	$226,743	$(31,710)

Changes in the carrying amount of goodwill are as follows:

In thousands	Underground Mining Machinery	Surface Mining Equipment	Crushing & Conveying	Consolidated

Balance as of October 31, 2008	$7,018	$7,323	$110,653	$124,994

Goodwill acquired during the quarter	3,860	-	-	3,860
Translation adjustments and other	(4,202)	(257)	4,007	(452)

Balance as of January 30, 2009	$6,676	$7,066	$114,660	$128,402

Translation adjustments and other	-	829	(4,223)	(3,394)

Balance as of May 1, 2009	$6,676	$7,895	$110,437	$125,008

Translation adjustments and other	-	913	332	1,245

Balance as of July 31, 2009	$6,676	$8,808	$110,769	$126,253

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

Amortization expense was $2.0 million and $6.4 million for the quarter ended July 31, 2009 and August 1, 2008, respectively and $6.2 million and $12.9 million for the nine months ended July 31, 2009 and August 1, 2008, respectively. Estimated annual amortization expense is as follows:

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

During the Chapter 11 reorganization of Harnischfeger Industries, Inc., our Predecessor Company, in 1999 by the filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code, the Wisconsin Department of Workforce Development ("DWD") filed claims against Beloit Corporation ("Beloit"), a former majority owned subsidiary, and us in Federal bankruptcy court seeking "at least" $10 million in severance benefits and penalties, plus interest, on behalf of former Beloit employees. DWD's claim against Beloit included unpaid severance pay due under a severance policy Beloit established in 1996. DWD alleges that Beloit violated its alleged contractual obligations under the 1996 policy when it amended the policy in 1999. The Federal District Court for the District of [Delaware] removed DWD's claims from the bankruptcy court and granted summary judgment in our favor on all of DWD's claims in December 2001. DWD appealed the decision and the judgment was ultimately vacated in part and remanded. Following further proceedings, DWD’s only remaining claim against us is that our predecessor company tortiously interfered with Beloit's decision to amend its severance policy. We are currently set to commence a trial on DWD's remaining claim on September 30, 2009. We do not believe these proceedings will have a significant effect on our financial statements.

Because DWD's claims were still being litigated as of the effective date of our plan of reorganization, the plan of reorganization provided that the claim allowance process with respect to DWD's claims would continue as long as necessary to liquidate and determine these claims. We are currently set to commence a trial on DWD's remaining claim on September 30, 2009. We do not believe these proceedings will have a significant effect on our financial statements.

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity.

At July 31, 2009, we were contingently liable to banks, financial institutions, and others for approximately $199.8 million for outstanding letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Included in the amount were $20.0 million of outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries.

We have entered into various forward foreign exchange contracts with major domestic and international financial institutions for the purpose of hedging our risk of loss associated with changes in foreign exchange rates. These contracts involve off-balance-sheet market and credit risk. As of July 31, 2009, the notional or face value of forward foreign exchange contracts to which we are a party, in U.S. dollar equivalent terms, was $507.2 million. See further discussion of our forward foreign exchange contracts in Note 4 – Derivatives.

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

Financial assets and liabilities measured at fair value as of July 31, 2009 consisted of forward foreign exchange contracts. The fair value of the forward foreign exchange contracts, together with the inputs used to develop the fair value measurements, are as follows:

	July 31,	Fair Value Measurements
In thousands	2009	Level 1	Level 2	Level 3

Assets
Derivatives	$14,631	$-	$14,631	$-

Liabilities
Derivatives	$(16,732)	$-	$(16,732)	$-

On May 1, 2009, we adopted FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosure about fair value of financial instruments for interim reporting periods. The following table provides the carrying value and fair value for assets and liabilities not carried at fair value in our condensed Consolidated Balance Sheet. For a description of how we estimate fair value, please see Note 19 to our Fiscal 2008 Consolidated Financial Statements.

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

In thousands	Carrying Value	Fair Value

October 31, 2008
Cash and cash equivalents	$201,575	$201,575
6.0 % Senior Notes	247,073	211,825
6.625% Senior Notes	148,374	114,869
Term Loan	161,875	161,875
Other borrowings	10,105	10,105

July 31, 2009
Cash and cash equivalents	$266,569	$266,569
6.0 % Senior Notes	247,291	238,185
6.625% Senior Notes	148,390	122,724
Term Loan	148,750	148,750
Other borrowings	3,558	3,558

12.	Acquisitions

On February 14, 2008 we completed the acquisition of N.E.S. Investment Co. including its subsidiary, Continental Global Group, Inc. (collectively, “Continental”) a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications. The results of operations for Continental have been included in the accompanying consolidated financial statements from that date forward. The Continental acquisition further strengthens our ability to provide a more complete mining solution to our customers.

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

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

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

13.	Inventories

Consolidated inventories consisted of the following:

	July 31,	October 31,
In thousands	2009	2008
Finished goods	$592,916	$552,692
Work in process and purchased parts	196,087	134,905
Raw materials	102,207	117,647
	$891,210	$805,244

14.	Warranties

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

The following table reconciles the changes in the Company's product warranty reserve:

	Quarter Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
In thousands	2009	2008	2009	2008
Balance, beginning of period	$49,052	$49,821	$46,621	$49,382
Acquisitions	-	-	-	2,762
Accrual for warranty expensed during the period	11,069	8,572	25,697	22,867
Settlements made during the period	(9,402)	(8,491)	(21,513)	(23,973)
Change in liability for pre-existing warranties
during the period, including expirations	206	185	506	368

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

Effect of foreign currency translation	1,835	334	1,449	(985)
Balance, end of period	$52,760	$50,421	$52,760	$50,421

15.	Retiree Benefits

The components of net periodic benefit costs recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
	July 31,	August 1,	July 31,	August 1,
In thousands	2009	2008	2009	2008

Service cost	$3,929	$5,806	$198	$231
Interest cost	21,318	25,442	548	598
Expected return on assets	(21,539)	(29,704)	(44)	(53)
Amortization of:
Prior service cost	286	408	(41)	(41)
Actuarial loss	70	1,913	(602)	(113)
Net periodic benefit cost	$4,064	$3,865	$59	$622

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
In thousands	2009	2008	2009	2008

Service cost	$11,786	$16,371	$594	$692
Interest cost	63,953	68,654	1,643	1,795
Expected return on assets	(64,616)	(77,386)	(131)	(160)
Amortization of:
Prior service cost	858	706	(123)	(123)
Actuarial loss	210	7,354	(1,805)	(340)
Net periodic benefit cost	$12,191	$15,699	$178	$1,864

For fiscal 2009, we expect to contribute approximately $30.0 million to our defined benefit employee pension plans globally.

16.	Segment Information

As of July 31, 2009, we had three reportable segments: Underground Mining Machinery, Surface Mining Equipment, and Crushing & Conveying. Eliminations include the elimination of intersegment feeder breaker equipment sales and the related operating income and certain intercompany sales of original equipment and aftermarket products and services between Underground Mining Machinery and Surface Mining Equipment.

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

Operating income (loss) of the segments does not include interest income (expense) or provision for income taxes.

	Underground	Surface
	Mining	Mining	Crushing &
	Machinery	Equipment	Conveying	Corporate	Eliminations	Total
3rd Quarter 2009
Net Sales
Third Party	$541,955	$336,780	$77,655	$-	$-	$956,390
Intersegment	619	155	20,221	-	(20,995)	-
Total	$542,574	$336,935	$97,876	$-	$(20,995)	$956,390

Operating income (loss)	$115,925	$84,343	$10,471	$(8,749)	$(7,085)	$194,905
Interest income	-	-	-	1,840	-	1,840
Interest expense	-	-	-	(7,601)	-	(7,601)
Reorganization items	-	-	-	(125)	-	(125)
Income before income taxes	$115,925	$84,343	$10,471	$(14,635)	$(7,085)	$189,019

3rd Quarter 2008
Net Sales
Third Party	$453,003	$365,543	$85,223	$-	$-	$903,769
Intersegment	4,161	111	23,404	-	(27,676)	-
Total	$457,164	$365,654	$108,627	$-	$(27,676)	$903,769

Operating income (loss)	$87,817	$53,185	$7,996	$(9,309)	$(6,070)	$133,619
Interest income	-	-	-	3,700	-	3,700
Interest expense	-	-	-	(8,581)	-	(8,581)
Reorganization items	-	-	-	(135)	-	(135)
Income before income taxes	$87,817	$53,185	$7,996	$(14,325)	$(6,070)	$128,603

Nine Months Fiscal 2009
Net Sales
Third Party	$1,416,513	$975,051	$243,222	$-	$-	$2,634,786
Intersegment	5,625	423	65,255	-	(71,303)	-
Total	$1,422,138	$975,474	$308,477	$-	$(71,303)	$2,634,786

Operating income (loss)	$314,876	$220,467	$31,829	$(26,893)	$(22,069)	$518,210
Interest income	-	-	-	4,981	-	4,981
Interest expense	-	-	-	(24,391)	-	(24,391)
Reorganization items	-	-	-	(525)	-	(525)
Income before income taxes	$314,876	$220,467	$31,829	$(46,828)	$(22,069)	$498,275

Nine Months Fiscal 2008
Net Sales
Third Party	$1,209,417	$1,019,630	$158,184	$-	$-	2,387,231
Intersegment	9,966	553	62,542	-	(73,061)	-
Total	$1,219,383	$1,020,183	$220,726	$-	$(73,061)	$2,387,231

Operating income (loss)	$233,334	$152,030	$11,932	$(25,881)	$(12,370)	$359,045
Interest income	-	-	-	9,344	-	9,344
Interest expense	-	-	-	(24,030)	-	(24,030)
Reorganization items	-	-	-	(2,311)	-	(2,311)
Income before income taxes	$233,334	$152,030	$11,932	$(42,878)	$(12,370)	$342,048

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

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

18.	Subsequent Event

On August 21, 2009, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend will be paid on September 18, 2009 to all shareholders of record at the close of business on September 4, 2009.

19.	Recent Accounting Pronouncements

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

In May 2009, FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

financial statements are issued or are available to be issued. The standard requires disclosures of the date through which the company has evaluated subsequent events and whether such date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for us in the beginning of the third quarter of fiscal 2009. Refer to Note 2, “Basis of Presentation” and Note 18, “Subsequent Event,” for disclosure of the Company’s subsequent events for the current reporting period.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This statement is effective for us beginning in the first quarter of fiscal 2011. We are assessing the potential impact that the adoption on SFAS No. 167 will have on our financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. This statement is effective for us in the fourth quarter of fiscal 2009. Upon effect, the FASB Accounting Standard Codification will become the source of authoritative U.S. GAAP recognized by the FASB. The adoption of this statement will not have a significant impact on our financial statements.

20.	Subsidiary Guarantors

The following tables present condensed consolidated financial information as of and for the quarter and nine months ended July 31, 2009 and August 1, 2008 for: (a) the parent company; (b) on a combined basis, the guarantors of the Credit Agreement and Notes issued in November 2006, which include the significant domestic operations of Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co., and Continental Crushing & Conveying Inc. (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

Condensed Consolidated

Statement of Income

Quarter Ended July 31, 2009

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$655,842	$540,513	$(239,965)	$956,390

Cost of sales	-	459,834	381,700	(189,565)	651,969

Product development, selling
and administrative expenses	9,214	60,944	40,004	-	110,162
Other income	-	10,440	(11,086)	-	(646)
Operating income (loss)	(9,214)	124,624	129,895	(50,400)	194,905

Intercompany items	10,235	(20,283)	(21,667)	31,715	-
Interest income (expense) - net	(7,399)	772	866	-	(5,761)
Reorganization items	(125)	-	-	-	(125)
Income (loss) from continuing operations
before income taxes and equity	(6,503)	105,113	109,094	(18,685)	189,019

(Provision) benefit for income taxes	2,593	(48,841)	(18,427)	-	(64,675)
Equity in income (loss) of subsidiaries	128,254	68,402	-	(196,656)	-

Net income	$124,344	$124,674	$90,667	$(215,341)	$124,344

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

Condensed Consolidated

Statement of Income

Quarter Ended August 1, 2008

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$580,360	$549,035	$(225,626)	$903,769

Cost of sales	-	437,955	407,575	(187,732)	657,798

Product development, selling
and administrative expenses	9,288	62,340	41,860	-	113,488
Other (income) expense	-	11,155	(12,291)	-	(1,136)
Operating income (loss)	(9,288)	68,910	111,891	(37,894)	133,619

Intercompany items	4,504	(22,072)	(9,142)	26,710	-
Interest income (expense) - net	(8,066)	111	3,074	-	(4,881)
Reorganization items	(135)	-	-	-	(135)

Income (loss) from continuing operations
before income taxes and equity	(12,985)	46,949	105,823	(11,184)	128,603

(Provision) benefit for income taxes	33,439	(31,491)	(17,472)	-	(15,524)
Equity in income (loss) of subsidiaries	92,625	68,410	-	(161,035)	-

Income (loss) from continuing operations	113,079	83,868	88,351	(172,219)	113,079

Income from discontinued operations	-	-	-	-	-

Net income	$113,079	$83,868	$88,351	$(172,219)	$113,079

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

Condensed Consolidated

Statement of Income

Nine Months Ended July 31, 2009

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$1,803,420	$1,534,153	$(702,787)	$2,634,786

Cost of sales	-	1,239,220	1,116,989	(562,242)	1,793,967

Product development, selling
and administrative expenses	27,408	181,941	115,528	-	324,877
Other income	-	31,427	(33,695)	-	(2,268)
Operating income (loss)	(27,408)	350,832	335,331	(140,545)	518,210

Intercompany items	29,607	(49,320)	(66,810)	86,523	-
Interest income (expense) - net	(23,184)	1,581	2,193	-	(19,410)
Reorganization items	(525)	-	-	-	(525)
Income (loss) from continuing operations
before income taxes and equity	(21,510)	303,093	270,714	(54,022)	498,275

(Provision) benefit for income taxes	12,845	(132,896)	(47,599)	-	(167,650)
Equity in income (loss) of subsidiaries	339,290	161,894	-	(501,184)	-

Net income	$330,625	$332,091	$223,115	$(555,206)	$330,625

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

Condensed Consolidated

Statement of Income

Nine Months Ended August 1, 2008

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$1,481,025	$1,469,441	$(563,235)	$2,387,231

Cost of sales	-	1,067,321	1,093,890	(454,076)	1,707,135

Product development, selling
and administrative expenses	25,900	160,461	136,616	-	322,977
Other (income) expense	-	31,979	(33,905)	-	(1,926)
Operating income (loss)	(25,900)	221,264	272,840	(109,159)	359,045

Intercompany items	5,816	(36,547)	(41,047)	71,778	-
Interest income (expense) - net	(22,275)	550	7,039	-	(14,686)
Reorganization items	(259)	-	(2,052)	-	(2,311)

Income (loss) from continuing operations
before income taxes and equity	(42,618)	185,267	236,780	(37,381)	342,048

(Provision) benefit for income taxes	45,948	(97,316)	(35,582)	-	(86,950)
Equity in income (loss) of subsidiaries	252,909	151,488	-	(404,397)	-

Income (loss) from continuing operations	256,239	239,439	201,198	(441,778)	255,098

Income from discontinued operations	-	1,141	-	-	1,141

Net income	$256,239	$240,580	$201,198	$(441,778)	$256,239

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

Condensed Consolidated

Balance Sheet

July 31, 2009

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15,091	$9,515	$241,963	$-	$266,569
Accounts receivable-net	-	249,792	364,032	(2,021)	611,803
Inventories	-	493,793	555,744	(158,327)	891,210
Other current assets	41,339	30,801	63,564	-	135,704
Total current assets	56,430	783,901	1,225,303	(160,348)	1,905,286

Property, plant and equipment-net	115	176,611	154,152	-	330,878
Intangible assets-net	-	298,426	16,661	-	315,087
Investment in affiliates	2,576,583	1,174,035	202,489	(3,953,107)	-
Intercompany accounts-net	(1,051,264)	467,953	615,684	(32,373)	-
Deferred income taxes	216,975	-	-	-	216,975
Other assets	2,247	35,626	30,024	-	67,897
Total assets	$1,801,086	$2,936,552	$2,244,313	$(4,145,828)	$2,836,123

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term obligations	$17,500	$146	$1,999	$-	$19,645
Trade accounts payable	1,053	113,137	110,318	-	224,508
Employee compensation and benefits	10,067	61,827	28,412	-	100,306
Advance payments and progress billings	-	231,107	277,565	(67,779)	440,893
Accrued warranties	-	28,203	24,557	-	52,760
Other accrued liabilities	(20,612)	56,765	118,152	(3,710)	150,595
Total current liabilities	8,008	491,185	561,003	(71,489)	988,707

Long-term obligations	526,931	-	1,413	-	528,344

Other non-current liabilities	381,556	19,412	33,513	-	434,481

Shareholders' equity (deficit)	884,591	2,425,955	1,648,384	(4,074,339)	884,591

Total liabilities and shareholders' equity (deficit)	$1,801,086	$2,936,552	$2,244,313	$(4,145,828)	$2,836,123

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

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

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

Condensed Consolidated

Statement of Cash Flows

Nine Months Ended July 31, 2009

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash (used) provided by operating activities	$38,685	$48,417	$126,282	$-	$213,384

Investing Activities:
Acquisition of business, net of cash received	(114)	(11,070)	-	-	(11,184)
Property, plant and equipment acquired	-	(32,496)	(33,606)	-	(66,102)
Other - net	(535)	1,234	240	-	939
Net cash (used) provided by investing activities	(649)	(42,332)	(33,366)	-	(76,347)

Financing Activities:
Exercise of stock options	1,163	-	-	-	1,163
Excess income tax benefit from exercise of stock options	720	-	-	-	720
Dividends paid	(53,690)	-	-	-	(53,690)
Purchase of treasury stock	(13,706)	-	-	-	(13,706)
Financing fees	-	-	-	-	-
Borrowings (payments) on long-term obligations, net	(13,125)	(2)	(1,272)	-	(14,399)
Increase (decrease) in short-term notes payable, net	-	-	(7,343)	-	(7,343)
Net cash provided (used) by financing activities	(78,638)	(2)	(8,615)	-	(87,255)

Effect of exchange rate changes on cash and
cash equivalents	-	-	15,212	-	15,212
Increase (decrease) in cash and cash equivalents	(40,602)	6,083	99,513	-	64,994
Cash and cash equivalents at beginning of period	55,693	3,432	142,450	-	201,575
Cash and cash equivalents at end of period	$15,091	$9,515	$241,963	$-	$266,569

JOY GLOBAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Unaudited)

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

Operating Results

Net sales in the third quarter of 2009 were $956.4 million, up $52.6 million or 5.8% from the prior year, reflecting a 19% increase in original equipment and 4% decrease in aftermarket parts and services. Compared to last year’s third quarter, original equipment and aftermarket parts and services sales were unfavorably impacted by $17.2 million and $24.7, respectively, due to the stronger U.S. dollar. Operating income in the quarter increased to $194.9 million from $133.6 million in the prior-year quarter as a result of higher net sales, better pricing, the positive impact of cost controls, and decreased amortization related to the Continental business of $4.8 million. Operating income in this year’s third quarter was also unfavorably impacted by $4.5 million of foreign currency translation compared to the prior year quarter.

Net sales in fiscal 2009 nine months were $2.6 billion, up $247.6 million or 10% from the prior year. Net sales in the fiscal 2009 nine months were unfavorably impacted by $174.7 million due to the stronger U.S. dollar. Operating income in the nine months increased to $518.2 million from $359.0 million in the prior year period primarily due to higher net sales, cost controls, decreased amortization related to the Continental business of $13.8 million, and the unfavorable impact of a $22.7 million contract cancellation charge not repeated in the current year. Operating income in this year’s nine months was also unfavorably impacted by $23.4 million of foreign currency translation compared to the prior year period.

Bookings in the third quarter of fiscal 2009 were $644.0 million, down $856.4 million or 57% from the prior year reflecting reduced capital budgets by our customers due to lowered industry-wide demand for most mined resources. Current quarter bookings were reduced by $39.2 million of order cancellations and increased $15.3 million for the impact of foreign currency translation. The majority of the cancellations occurred in the Joy Mining Machinery and Continental businesses and was mainly from customers in Northern and Central Appalachia. Original equipment orders were again down in the quarter, most significantly in the P&H surface business as the volatility in the commodity markets was reflected in cautious capital investment decisions by our customers. Aftermarket products and services orders were also down in the quarter compared to the prior year, primarily due to less original equipment in production in response to decreased demand for mined resources worldwide.

Bookings in fiscal 2009 nine months were $1.8 billion, down $1.8 billion or 50% from the prior year. Bookings in fiscal 2009 nine months were impacted by cancellations of $295.7 million and the unfavorable impact of foreign currency translation of $81.1 million.

The third quarter of 2009 includes a backlog adjustment of $606 million for removal of certain surface equipment orders which no longer meet our revised booking criteria. These orders, which were from major customers, were booked with Letters of Intent and deposits to secure production slots while contracts were finalized, which was the previous policy. However, the sudden downturn in the commodity markets caused the underlying projects to be put on hold, and the contracting process suspended. We have determined that it is appropriate to align backlog to the current booking criteria, which now requires contracts with progress payments.

Market Outlook

The global economy and the commodity markets have been in turmoil over the past year, but they are more recently experiencing improving fundamentals. Growth in China and India was above expectations. It was a surprise that Germany, France and Japan reported positive growth in the second quarter. Although the U.S. continued to slow, the rate of decline has improved from the first quarter and the trend could turn positive in the second half of this year.

China’s growth comes from an effective stimulus program and relaxed credit restrictions. This has lead to strong imports of all commodities. Imports of met and thermal coal, copper and iron ore continue to run at high, and often, record levels. Iron ore imports are up and metallurgical coal imports are three times that of the prior year. Copper prices have doubled from their lows last December on the back of an increase in China imports. These import levels are higher than China’s industrial production rates, and stock levels have increased. Some of the stock building has been in anticipation of stimulus spending, and some is the result of China’s historical pattern of opportunistic re-stocking. As a result, the rate of growth in commodity imports could start to moderate, even as China’s economy continues to strengthen.

In contrast, industrial production in the U.S. dropped as companies focused on improving cash flow by reducing inventory levels. Steel inventories have been reduced to volumes not seen since the early 1980’s and in months of supply, to below the average of the last ten years. With inventories now at minimal levels, capacity utilization in the U.S. steel industry has begun to improve, and this is starting to add some demand for metallurgical coal and iron ore. We believe that steel is a barometer of general industrial activity and that the broader industrial sector is reaching the end of its inventory liquidation, and this will lead to an improvement in industrial production. We also believe that the timing can be important, because the effect of completing inventory liquidation in the developed economies could help offset the expected moderation in commodity demand from China.

We see a significant difference in coal demand between the seaborne traded coal markets and the U.S. market. Thermal coal demand in the U.S. is expected to be down this year. Based on second quarter output, coal production has been reduced, and will continue to need reduction to balance supply with current demand. The return of U.S. production will be further delayed because inventories at power plants have grown to double their normal levels. Despite the near-term challenges, there is some upside to U.S. coal demand. There is coal-fired capacity under construction or with completed permitting, and half of that capacity is scheduled to be on line by the end of 2010. This will be the newest and most efficient capacity on the grid.

The international coal markets are in significant contrast to the U.S. China imports of thermal coal are up in the first half of this year, and 2009 could see China as a net importer for the first time in twenty years. India is also having a significant impact on the seaborne markets for thermal coal, with imports expected to be up this year and next.

In summary, the international commodity markets have improved faster than expected and should remain strong for at least the next couple of years. The U.S. coal market has seen a steeper demand decline and additionally will have a delayed response to improved demand as it works off higher than normal stockpiles. As such, recovery in the U.S. market may be a year or more behind the international markets.

Company Outlook

We continue to be encouraged by more positive signs coming from both the global economy and the commodity markets. It is also too soon to determine whether this will lead to recovery. We continue to look to the activities and decisions of our customers as the best indicator of future trends and directions for our business, and they continue to be cautious as well. After delaying approved projects and cutting production, our international customers are waiting for clearer signs of sustainable recovery in the global economy before undertaking the expensive and lengthy process of restarting any projects or adding back production. However, they are beginning to get ready by reviewing and validating economics, updating engineering, and confirming equipment availability for projects previously put on hold. Our customers will be methodical in this process, and any new or reactivated expansion project will wait for re-approval through their annual capital budgeting process late in fiscal 2009. Despite an improved outlook for the international markets, we see little opportunity for the U.S. market, especially thermal coal, through fiscal 2010.

Results of Operations

Quarter Ended July 31, 2009 to Quarter Ended August 1, 2008.

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	July 31,	August 1,	$	%
In thousands	2009	2008	Change	Change

Net Sales
Underground Mining Machinery	$542,574	$457,164	$85,410	18.7
Surface Mining Equipment	336,935	365,654	(28,719)	(7.9)
Crushing & Conveying	97,876	108,627	(10,751)	(9.9)
Eliminations	(20,995)	(27,676)
Total	$956,390	$903,769	52,621	5.8

The increase in net sales for Underground Mining Machinery in the third quarter compared to the prior year third quarter was the result of an $86.6 million increase in original equipment sales and a $1.2 million decrease in aftermarket products and services sales. Current quarter net sales for original equipment and aftermarket products were reduced by $13.1 million and $11.7 million, respectively, due to the effect of foreign currency translation associated with the strengthening of the U.S. dollar. Original equipment sales for room and pillar and longwall system applications increased by $105.8 million in the United States, while original equipment sales primarily related to room and pillar applications increased by $27.2 million in South Africa. These increases were partially offset by a decline in original equipment sales for longwall system applications in Eurasia. After the adverse impact of foreign currency translation, aftermarket sales were down to flat across all regions with the exception of the United States which experienced a 7.8% increase in sales.

The decrease in net sales for Surface Mining Equipment in the third quarter was the result of an $18.9 million decrease in original equipment sales and a $9.8 million decrease in aftermarket products and services. These changes included the adverse impact of $0.4 million and $9.8 million, respectively, due to the effect of foreign currency translation associated with the strengthening of the U.S. dollar. The decrease in original equipment was primarily due to the timing of revenue recognition, while the decrease in aftermarket products and services was correlated to customer production decreases in the U.S.

The decrease in net sales for Crushing & Conveying in the third quarter was the result of $7.1 million increase in original equipment sales and a $17.8 million decrease in aftermarket products and services.

The eliminations primarily represent Stamler crushing equipment which is sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	July 31, 2009		August 1, 2008
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Underground Mining Machinery	$115,925	21.4%	$87,817	19.2%
Surface Mining Equipment	84,343	25.0%	53,185	14.5%
Crushing & Conveying	10,471	10.7%	7,996	7.4%
Corporate Expense	(8,749)	-	(9,309)	-
Eliminations	(7,085)	-	(6,070)	-
Total	$194,905	20.4%	$133,619	14.8%

Operating income for Underground Mining Machinery was $115.9 million in the third quarter of 2009 compared to operating income of $87.8 million in the third quarter of 2008. Operating income was favorably impacted by higher sales volumes, better pricing and the control of spending, which was partially offset by $5.3 million unfavorable foreign currency translation related to the stronger U.S. dollar.

Operating income for Surface Mining Equipment was $84.3 million in the third quarter of 2009 compared to operating income of $53.2 million in the third quarter of 2008. Operating income was positively impacted by better pricing, favorable manufacturing efficiencies and strategic cost reduction initiatives, offset slightly by lower sales volumes.

Operating income for Crushing & Conveying was $10.5 million in the third quarter of 2009 compared to operating income of $8.0 million in the third quarter of fiscal 2008. Operating income was favorably impacted by decreased amortization of $4.8 million related to the Continental Conveyor acquisition made on February 14, 2008 and manufacturing efficiencies partially offset by lower aftermarket products and services volumes.

The eliminations primarily represent Stamler crushing equipment which is sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $110.2 million, or 12% of sales, in the third quarter of 2009, compared to $113.5 million, or 13% of sales, in the third quarter of 2008. Product development, selling and administrative expense decreased in the quarter as cost savings initiatives more than offset severance and related expenses of $4.3 million.

Provision for Income Taxes

Income tax expense for the third quarter of 2009 was $64.7 million as compared to $15.5 million in the third quarter of 2008. The income tax provisions represented effective income tax rates for the third quarters of 2009 and 2008 of 34.2% and 12.1%, respectively. On a recurring basis, the main drivers of the variance in tax rates when compared to the statutory rate of 35% were the geographic mix of earnings with the corresponding net favorable differences in foreign statutory tax rates and the utilization of tax credits and tax holidays offset by increased state income taxes. In the third quarter of 2008, a discrete net tax benefit of $23.6 million was recorded relating to U.S. foreign tax credits available for future utilization. During the third quarter of 2009, net unrecognized tax benefits increased to $23.3 million from $19.5 million.

Bookings and Backlog

Backlog for the quarter ended July 31, 2009 is the following:

BACKLOG

	Underground	Surface	Crushing
	Mining	Mining	&		Total
	Machinery	Equipment	Conveying	Eliminations	Bookings

May 1, 2009	$1,159,790	$1,374,860	$179,737	$(44,440)	$2,669,947

Backlog Policy Adjustment	-	(605,873)	-	-	(605,873)

	1,159,790	768,987	179,737	(44,440)	2,064,074

New Orders	383,029	230,691	93,386	(23,895)	683,211

Cancellations	(28,060)	(3,219)	(7,932)	-	(39,211)

Sales	(542,574)	(336,935)	(97,876)	20,995	(956,390)

July 31, 2009	$972,185	$659,524	$167,315	$(47,340)	$1,751,684

Bookings in the quarter were impacted by cancellations of $39.2 million and the favorable impact of foreign currency translation of $15.3 million. Underground orders totaled $355.0 million, a decrease of 52% over the prior year and included $28.1 million of original equipment and aftermarket products and service cancellations, primarily in the United States, and favorable foreign currency translation of $8.0 million. Underground orders decreased across all regions, with the exception of China. New surface orders at P&H totaled $227.5 million in the quarter. P&H recorded $3.2 million of cancellations for original equipment and aftermarket products and services and also decreased backlog by $606 million to conform current backlog to revised internal booking guidelines, as discussed below. Orders at the Crushing & Conveying segment were $85.5 million in the quarter, a decrease of 41% over the prior year and included $7.9 million of cancelled orders and an unfavorable foreign currency translation of $3.0 million. The eliminations primarily represent Stamler crushing equipment, which is sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

The third quarter of 2009 includes a backlog adjustment of $606 million for removal of certain surface equipment orders which no longer meet the Company’s revised booking criteria. These orders, which were from major customers, were booked with Letters of Intent and deposits to secure production slots while contracts were finalized, which was the previous policy. However, the sudden downturn in the commodity markets caused the underlying projects to be put on hold, and the contracting process suspended. We have determined that it is appropriate to align backlog to the current booking criteria, which now requires contracts with progress payments.

Nine Months Ended July 31, 2009 to Nine Months Ended August 1, 2008

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Nine Months Ended
	July 31,	August 1,	$	%
In thousands	2009	2008	Change	Change

Net Sales
Underground Mining Machinery	$1,422,138	$1,219,383	$202,755	16.6%
Surface Mining Equipment	975,474	1,020,183	(44,709)	(4.4%)
Crushing & Conveying	308,477	220,726	87,751	39.8%
Eliminations	(71,303)	(73,061)	-	-
Total	$2,634,786	$2,387,231	$247,555	10.4%

The increase in net sales for Underground Mining Machinery in the fiscal 2009 nine months compared with the fiscal 2008 nine months was the result of a $188.3 million increase in original equipment and a $14.5 million increase in aftermarket products and service. Original equipment sales for room and pillar and longwall system applications increased by $231.4 million in the United States and by $25.9 million in Australasia, while original equipment sales primarily related to room and pillar applications increased by $52.5 million in South Africa. These increases were partially offset by a roof support system sale in the fiscal 2008 nine months not duplicated in fiscal 2009 in Eurasia and a decline in equipment sales for longwall system applications in China. Aftermarket sales were down across all regions with the exception of the United States, which experienced a 20% increase in aftermarket revenues. Fiscal 2009 nine months net sales for original equipment and aftermarket products were reduced by $68.9 million and $60.0 million, respectively, due to the effect of foreign currency translation associated with the strengthening of the U.S. dollar.

The decrease in net sales for Surface Mining Equipment in the fiscal 2009 nine months compared with the fiscal 2008 nine months was due to a $28.6 million decrease in original equipment and a $16.1 million decrease in aftermarket products and service. Original equipment sales decreased primarily due to timing of shovel deliveries, partially offset by increased drill and alliance sales. Aftermarket sales were flat or down across all regions with the exception of Canada and Australasia. Fiscal 2009 nine months net sales for original equipment and aftermarket products were reduced by $1.8 million and $34.4 million, respectively, due to the effect of foreign currency translation associated with the strengthening of the U.S. dollar.

The increase in net sales for Crushing & Conveying in the fiscal 2009 nine months was the result of a $78.2 million increase in original equipment sales and a $9.6 million increase in aftermarket products and services primarily due to the Continental Conveyor acquisition made on February 14, 2008, which included only five and one-half months of our ownership.

The eliminations primarily represent the Stamler crushing equipment which is sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Nine Months Ended
	July 31, 2009		August 1, 2008
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Underground Mining Machinery	$314,876	22.1%	$233,334	19.1%
Surface Mining Equipment	220,467	22.6%	152,030	14.9%
Crushing & Conveying	31,829	10.3%	11,932	5.4%
Corporate Expense	(26,893)	-	(25,881)	-
Eliminations	(22,069)	-	(12,370)	-
Total	$518,210	19.7%	$359,045	15.0%

Operating income for Underground Mining Machinery was $314.9 million for the fiscal 2009 nine months compared to operating income of $233.3 million for the fiscal 2008 nine months. Operating income was favorably impacted by higher sales volumes, favorable pricing and the control of spending, partially offset by $28.4 million of unfavorable foreign currency translation related to the stronger U.S. dollar.

Operating income for Surface Mining Equipment was $220.5 million for the fiscal 2009 nine months compared to operating income of $152.0 million for the fiscal 2008 nine months. Operating income was negatively impacted in the prior nine months as the result of a $22.7 million charge related to the termination of a repair and maintenance contract in Australia and the retiree benefit cost associated with the execution of the Steelworkers agreement in Milwaukee of $5.3 million. Operating income was positively impacted in the fiscal 2009 nine months by favorable pricing and manufacturing efficiencies, reduced material costs and control of spending.

The increase in operating income for Crushing & Conveying in the fiscal 2009 nine months compared with the fiscal 2008 nine months was primarily due to increased sales volumes and decreased amortization of $13.8 million related to the Continental Conveyor acquisition made on February 14, 2008.

The eliminations primarily represent Stamler crushing equipment which is sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $324.9 million, or 12% of sales, for the fiscal 2009 nine months, compared to $323.0 million, or 14% of sales, for the fiscal 2008 nine months. Increased product development, selling and administrative expense was related to the costs associated with the Continental business of $10.0 million, partially offset by spending control initiatives.

Provision for Income Taxes

Income tax expense for the fiscal 2009 nine months was $167.7 million as compared to $87.0 million for the fiscal 2008 nine months. These income tax provisions represented effective income tax rates for the fiscal 2009 nine months and fiscal 2008 nine months of 33.6% and 25.4%, respectively. On a recurring basis, the main drivers of the variance in tax rates when compared to the statutory rate of 35% were the geographic mix of earnings with the corresponding net favorable differences in foreign statutory tax rates and the utilization of tax credits and tax holidays offset by increased state income taxes. Through the third quarter of fiscal 2008, a discrete net tax benefit of $23.4 million was recorded relating to U.S. foreign tax credits available for future utilization.

Bookings and Backlog

Backlog for the nine months ended July 31, 2009 and August 1, 2008, is the following:

BACKLOG

	Underground	Surface	Crushing
	Mining	Mining	&		Total
	Machinery	Equipment	Conveying	Eliminations	Bookings

October 31, 2008	$1,373,920	$1,640,108	$213,213	$(52,507)	$3,174,734

Backlog Policy Adjustment	-	(605,873)	-	-	(605,873)

	1,373,920	1,034,235	213,213	(52,507)	2,568,861

New Orders	1,146,133	748,757	284,538	(66,136)	2,113,292

Cancellations	(125,730)	(147,994)	(21,959)	-	(295,683)

Sales	(1,422,138)	(975,474)	(308,477)	71,303	(2,634,786)

July 31, 2009	$972,185	$659,524	$167,315	$(47,340)	$1,751,684

Bookings in the fiscal 2009 nine months were impacted by cancellations of $295.7 million and the unfavorable impact of foreign currency translation of $81.1 million. Underground orders totaled $1.0 billion, a decrease of 45% over the prior year and included $125.7 million of original equipment and aftermarket products and service cancellations, primarily in the United States, and unfavorable foreign currency translation of $61.9 million. Surface orders at P&H totaled $600.8 million, down 61% from the prior year and included $148.0 million of cancellations for original equipment and aftermarket products and services, primarily in the copper and iron ore mining industries, and unfavorable foreign currency translation of $7.5 million. Orders at the Crushing & Conveying segment were $262.6 million and included $22.0 million of cancelled orders and unfavorable foreign currency translation of $11.6 million. The Crushing & Conveying segment only includes five and one-half months of activity for the fiscal 2008 nine months related to the legacy Continental business, which was acquired on February 14, 2008. The eliminations primarily represent Stamler crushing equipment, which is sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

The third quarter of 2009 includes a backlog adjustment of $606 million for removal of certain surface equipment orders which no longer meet the Company’s revised booking criteria. These orders, which were from major customers, were booked with Letters of Intent and deposits to secure production slots while contracts were finalized, which was the previous policy. However, the sudden downturn in the commodity markets caused the underlying projects to be put on hold, and the contracting process suspended. We have determined that it is appropriate to align backlog to the current booking criteria, which now requires contracts with progress payments.

Liquidity and Capital Resources

The following table summarizes the major components of our working capital as of July 31, 2009 and October 31, 2008, respectively:

	July 31,	October 31,
In millions	2009	2008
Cash and cash equivalents	$266.6	$201.6
Accounts receivable	611.8	632.2
Inventories	891.2	805.2
Other current assets	135.7	99.2
Short-term debt	(19.6)	(26.5)
Accounts payable	(224.5)	(291.8)
Employee compensation and benefits	(100.3)	(110.0)
Advance payments and progress billings	(440.9)	(491.7)
Accrued warranties	(52.8)	(46.6)
Other current liabilities	(150.6)	(173.8)

Working Capital	$916.6	$597.8

We currently use working capital as a percentage of net sales and operating cash flow as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations. Working capital investment increased from October 31, 2008, primarily due to higher levels of inventories as we continue to manufacture against orders currently in our backlog. We expect investment in inventories to decrease as backlog is delivered. Decreases in accounts payable and advance payments and progress billings also contributed to the net increase in working capital investment. Accounts payable decreases are in line with decreased inventory purchases in the third quarter fiscal 2009 while advance payments continue to be negatively affected by decreased original equipment bookings in fiscal 2009.

Our capital spending for the fiscal 2009 nine months was $66.1 million, and we anticipate capital spending for the full year of approximately $80.0 million, excluding acquisitions.

During the fiscal 2009 nine months, our cash provided by operating activities was $213.4 million compared to cash provided by operating activities of $334.5 million during the fiscal 2008 nine months. Cash provided by operating activities was significantly impacted by increased inventory levels to support the subsequent period shipments and lower advance payments, reflecting lower original equipment orders in the fiscal 2009 nine months.

During the fiscal 2009 nine months, our cash used by investing activities was $76.3 million compared to cash used by investing activities of $301.4 million during the fiscal 2008 nine months. In the first quarter of fiscal 2009, we acquired the stock of Wuxi Shengda Machinery Co. Ltd., a manufacturer of longwall shearing machines in China, for approximately $11.1 million of cash and $9.2 million of assumed liabilities, excluding closing costs. In the fiscal 2008 nine months, we completed the acquisition of N.E.S. Investment Co. (“N.E.S. Co.”) and thereby its subsidiary, Continental Global Group, Inc., a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications for $252.1 million.

During the fiscal 2009 nine months, our cash used by financing activities was $87.3 million compared to cash provided by financing activities of $100.6 million in the fiscal 2008 nine months. In the fiscal 2008 nine months, we financed the N.E.S. Co. acquisition partially through a $175.0 million term loan supplement to our $400.0 million unsecured revolving credit facility (“Credit Agreement”).

On May 21, 2009, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend was paid on June 19, 2009 to all shareholders of record at the close of business on June 5, 2009.

Under our share repurchase program, management is authorized to repurchase up to $2.0 billion in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011. We have not repurchased any shares during the quarter ended July 31, 2009 and have repurchased $13.7 million of common stock representing 608,720 shares during the fiscal 2009 nine months. Under our currently authorized share repurchase program we have repurchased approximately $1.1 billion of common stock, representing 23,873,159 shares. Given the current economic environment, a priority has been set for cash accumulation ahead of other discretionary uses of cash, including share repurchases, until either target levels of cash reserves are established or until there is greater clarity in the market outlook.

In response to the multiple order cancellations over the past year and the corresponding decreased revenue outlook for fiscal 2010, we previously announced that we will adjust our cost structure in the second half of fiscal 2009 by expecting to incur approximately $10.0 million of charges, which will be associated primarily with severance benefits. During the third quarter of fiscal 2009, we incurred $4.3 million of severance related expense. We expect to incur charges of $5.0 to $7.0 million during the fourth quarter of fiscal 2009. If current market conditions do not show signs of improvement, additional restructuring actions may be necessary.

Retiree Benefits

For the fiscal 2009 nine months we have recognized $12.2 million of defined benefit pension expense compared to $15.7 million for the comparable prior year period. The decrease in pension expense was primarily the result of a favorable change in discount rate. During fiscal 2009, we expect to contribute $30.0 million to our defined benefit employee pension plans globally. Market volatility will dictate the amount and timing of additional contributions to the pension plan in subsequent years. We expect to make $60-$100 million in contributions to our defined benefit pension plans in fiscal 2010. The amount of these contributions will be largely dependent on plan asset valuation, discount rate assumptions and could also be affected by the enactment of governmental regulations.

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

Financial Condition

As of July 31, 2009, we had $266.6 million in cash and cash equivalents and $243.3 million available for borrowings under the Credit Agreement. Our primary cash requirements include working capital, capital expenditures, dividends, and defined benefit pension contributions. We will also continue to evaluate strategic acquisitions, including “bolt-on” businesses which would be mining-related product line additions or service extensions. Based upon our current level of operations, we believe that cash flows from operations, together with available borrowings under the Credit Agreement and access to debt and equity markets, will be adequate to meet our anticipated future cash requirements.

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

We believe our accounting policies for revenue recognition, inventories, intangible assets, accrued warranties, pension and post-retirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 31, 2008 for a discussion of these policies. There were no material changes to these policies during the third quarter of fiscal 2009.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOY GLOBAL INC.
(Registrant)

/s/ Michael S. Olsen

Date: September 9, 2009	Michael S. Olsen
Executive Vice President, Chief Financial Officer
Chief Accounting Officer and Treasurer
(Principal Financial Officer)