Form 10-K
JOY GLOBAL INC
filed 2009-12-22
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED October 30, 2009
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
Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filed or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act
Yes [ ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates, as of May 1, 2009 the last business day of our most recently completed second fiscal quarter, based on a closing price of $27.21 per share, was approximately $2.8 billion.

The number of shares outstanding of registrant’s common stock, as of December 16, 2009, was 102,514,419.

Documents incorporated by reference: the information required by Part III, Items 10, 11, 12, 13, and 14, is incorporated herein by reference to the proxy statement for the registrant’s 2010 annual meeting of stockholders.

Joy Global Inc.

INDEX TO
ANNUAL REPORT ON FORM 10-K
For The Year Ended October 30, 2009

This Page
Intentionally
Left Blank

PART I

This document contains forward-looking statements, which are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  When used in this document, terms such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “may be,” “objective,” “plan,” “predict,” “should,” “will be,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  Forward-looking statements are based upon our expectations at the time they are made.  Forward-looking statements involve risks and uncertainties and are not guarantees of future performance; actual results may differ for a variety of reasons, many of which are beyond our control.  Although we believe that our expectations are reasonable, we can give no assurance that our expectations will prove to be correct.  Important factors that could cause actual results to differ materially from such expectations (“Cautionary Statements”) are described generally below and disclosed elsewhere in this document, including in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”  All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

We describe these and other risks and uncertainties in greater detail under Item 1A “Risk Factors” below.

Item 1.  Business

General

Joy Global Inc. (“we” and “us”) is a leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores.  Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, and other minerals.  Our underground mining machinery segment (“Joy Mining Machinery” or “Joy”) is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide.  Our surface mining equipment segment (“P&H Mining Equipment” or “P&H”) is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining.  Our third operating segment, Continental Crushing & Conveying (“Crushing and Conveying” or “CCC”), was created following our February 2008 acquisition of N.E.S. Investment Co. and its wholly owned subsidiary, Continental Global Group, Inc. (“Continental”), a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications.  Crushing and Conveying consists of these business lines and the crushers and feeder breakers associated with the Stamler business we acquired in 2006 (“Stamler”).  Sales of original equipment for the mining industry, as a class of products, accounted for 45%, 42%, and 37% of our consolidated net sales for fiscal 2009, 2008, and 2007, respectively.  Aftermarket sales, which includes revenues from maintenance and repair services, diagnostic analysis, fabrication, mining equipment and electric motor rebuilds, equipment erection services, training, and sales of replacement parts, account for the remainder of our consolidated sales for each of those years.

Effective November 1, 2009, we combined CCC into the Joy operating segment.  Beginning in the first quarter of fiscal 2010, we will adjust our segment presentation to reflect the change in management structure.  This is the next step in our strategy to focus on crushers and conveyors becoming seamless extensions of our P&H and Joy product lines.

We are the direct successor to a business begun almost 125 years ago and were known as Harnischfeger Industries, Inc. (the “Predecessor Company”) prior to our emergence from protection under Chapter 11 of the U.S. Bankruptcy Code on July 12, 2001.

Underground Mining Machinery

Joy is the world’s largest producer of high productivity underground mining machinery for the extraction of coal and other bedded materials.  It has significant facilities in Australia, South Africa, the United Kingdom, China, and the United States as well as sales offices and service facilities in India, Poland, and Russia.  Joy products include: continuous miners; shuttle cars; flexible conveyor trains; complete longwall mining systems (consisting of powered roof supports, an armored face conveyor, and a longwall shearer); continuous haulage systems; battery haulers; and roof bolters.  Joy also maintains an extensive network of service and replacement parts distribution centers to rebuild and service equipment and to sell replacement parts and consumables in support of its installed base.  This network includes five service centers in the United States and eight outside the United States, all of which are strategically located in major underground mining regions.

Fiscal 2009 Developments:

•
Joy opened its first Smart Services Center in South Africa.  Through the use of wireless technology, Joy engineers can gather relevant information on machines working underground to provide preemptive and predictive feedback which ultimately will provide better machine performance and lower costs while maintaining focus on worker safety.

•
Joy delivered and commissioned the largest capacity powered roof supports in the world.  The mine in Australia started production with a full Joy system (shearer, armored face conveyor, powered roof supports and control platforms), including state of the art powered roof supports that set a new benchmark in lifecycle design and test, with successful 90,000 cycle testing and a rated capacity of 1,900 Tons. This installation has enhanced Joy’s leadership position of providing reliable, powerful and durable longwall systems.

•	Joy delivered Top Coal Caving capability for our armored face conveyor product in China.

Products and Services:

Continuous miners – Electric, self-propelled continuous miners cut material using carbide-tipped bits on a horizontal rotating drum.  Once cut, the material is gathered onto an internal conveyor and loaded into a haulage vehicle or continuous haulage system for transportation to the main mine belt.

Longwall shearers – A longwall shearer moves back and forth on an armored face conveyor parallel to the material face.  Using carbide-tipped bits on cutting drums at each end, the shearer cuts a 1.2 meter to 6.5 meters of material on each pass and simultaneously loads the material onto the armored face conveyor for transport to the main mine belt.

Powered roof supports – Roof supports perform a jacking-like function that supports the mine roof during longwall mining.  The supports advance with the longwall shearer and Armored Face Conveyors, resulting in controlled roof falls behind the supports.  A longwall face may range up to 400 meters in length.

Armored face conveyors – Armored face conveyors (AFC) are used in longwall mining to transport material cut by the shearer away from the longwall face.

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

Joy’s service and support infrastructure quickly and efficiently provides customers with high-quality parts, exchange components, repairs, rebuilds, whole machine exchanges, and services.  Joy’s cost-per-ton programs allow its customers to pay fixed prices for each ton of material mined in order to match equipment costs with revenues, and its component exchange programs minimize production disruptions for repair or scheduled rebuilds.  Both programs reduce customer capital requirements and ensure quality aftermarket parts and services for the life of the contract. Joy sells its products and services directly to its customers through a global network of sales and marketing personnel.

The Joy business has demonstrated cyclicality over the years.  The primary drivers of the cyclicality are commodity prices (particularly coal prices) and coal production levels.  Joy’s business is particularly sensitive to conditions in the coal mining industry, which accounts for substantially all of Joy’s sales.  Other drivers of cyclicality include product life cycles, new product introductions, governmental regulations, competitive pressures and industry consolidation.

Surface Mining Equipment

P&H is the world’s largest producer of electric mining shovels and a leading producer of rotary blasthole drills and walking draglines for open-pit mining operations.  P&H has facilities in Australia, Brazil, Canada, Chile, China, South Africa, and the United States, as well as sales offices in India, Mexico, Peru, Russia, the United Kingdom, and Venezuela.  P&H products are used in mining copper, coal, iron ore, oil sands, silver, gold, diamonds, phosphate, and other minerals and ores.  P&H also provides logistics and a full range of life cycle management service support for its customers through a global network of P&H MinePro® Services operations strategically located within major mining regions.  In some markets, P&H MinePro Services also provide electric motor rebuilds and other selected products and services to the non-mining industrial segment.  P&H also sells used electric mining shovels in some markets.

Fiscal 2009 Development:

•
P&H Mining Equipment in 2009 continued to build upon the successful introduction of AC-drive electric mining shovels applied to its wide-track P&H 4100BOSS shovels for oil sand mining and other soft-ground operations in 2008.  AC-drive P&H 4100XPC shovels will be introduced starting in 2010.

•
P&H Mining Equipment introduced a new remote health monitoring system during 2009 to help mine operations optimize productivity and reliability performance on their P&H shovels.  This system features powerful shovel systems health monitoring, data trending and diagnostics tools that help mine maintenance personnel obtain faster resolution of machine performance issues. The remote health monitoring information tools also include fleet status, productivity, availability and other key performance indicators to help mines realize their cost management objectives.

Products and Services:

Electric mining shovels – Mining shovels are primarily used to load copper ore, coal, iron ore, other mineral-bearing materials and overburden into trucks or other conveyances.  There are two basic types of mining loaders: electric shovels and hydraulic excavators.  Electric mining shovels feature larger buckets, allowing them to load greater volumes of material, while hydraulic excavators are smaller and more maneuverable.  The electric mining shovel offers the lowest cost per ton of mineral mined.  Its use is determined by the size of the mining operation and the availability of electricity.  P&H manufactures only electric mining shovels rather than hydraulic excavators.  Dippers (buckets) can range in size from 12 to 82 cubic yards.

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

P&H MinePro Services personnel and MinePro distribution centers are strategically located close to customers in major mining centers around the world, supporting P&H and other brands.  P&H sells its products and services directly to its customers through a global network of sales and marketing personnel.  The P&H MinePro Services distribution organization also represents other leading providers of equipment and services to the mining industry and associated industries, which we refer to as “Alliance Partners.”  Some of the P&H Alliance Partner relationships include the following companies:

• Berkley Forge and Tool Inc. • Bridon American Corporation • Central Queensland Mining Supplies • Dux Machinery • Hensley Industries Inc. • Hitachi Mining Division • LeTourneau Inc.	• Phillippi-Hagenbach Inc. • Prodinsa Wire Rope • Terex Mining Company - Reedrill • Terex Mining Company – Unit Rig • Wire Rope Industries Ltd. • Wire Rope Corporation of America, Inc.

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

Fiscal 2009 Development:

•
CCC completed a new coal off loading and storage facility for the port of Tyne, UK. The fully-integrated system can deliver and create individual 65,000-ton stockpiles of “separated coal.” It included system monitoring using video cameras and stockpile height and movement monitoring.  This conveyor system sequencing and pre-start and emergency stop were installed for safe and efficient transport of material.

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

Conveyor systems – Conveyor systems are used in both above- and under-ground applications.  The primary component of a conveyor system is the terminal which itself comprises a drive, discharge, take-up and tail loading section.

High angle conveyors – The Continental High Angle Conveyor is a versatile method for elevating or lowering materials continuously from one level to another at extremely steep angles.  One of the differentiating factors of the Continental technology is the use of the proprietary fully equalized pressing mechanism which secures material toward the center of the belt while gently, but effectively, sealing the belt edges together.  The High Angle Conveyor has throughput rates ranging from 0.30 to 4,400 tons per hour.

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

Employees

As of October 30, 2009, we employed 11,300 employees worldwide, with 5,300 employed in the United States.  Collective bargaining agreements or similar type arrangements cover 36% of our U.S. workforce and 30% of our international employees. In Fiscal 2010, collective bargaining agreements are to expire for 13% of our employees with the largest covering the International Association of Machinists (“IAM”) at our facility in Franklin, Pennsylvania and the MinePro Chile Workers Union at our facilities in Chile.

Customers

Joy, P&H and CCC sell their products primarily to large global and regional mining companies.  No customer or affiliated group of customers accounted for 10% or more of our consolidated net sales for fiscal 2009.

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

P&H’s shovels and draglines compete with similar products produced by one competitor and with hydraulic excavators, large rubber-tired front-end loaders, and bucket wheel excavators made by several international manufacturers.  P&H’s large rotary blasthole drills compete with several worldwide drill manufacturers.  As high productivity mining becomes more widely accepted internationally, especially in emerging markets, global manufacturing capability is becoming a competitive advantage, but it is still most important to have repair and rebuild capability near the customer’s operations.  P&H MinePro Services competes with a large number of primarily regional suppliers in the sale of parts.

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

Backlog

Backlog represents unfilled customer orders for our original equipment and aftermarket products and services.  Customer orders included in backlog as of October 30, 2009 represent firm contracts to purchase specific original equipment, products or services from us by customers who have satisfied our credit review procedures.  Through October 31, 2008, backlog related to our Surface Mining Equipment division was recorded with a letter of intent and deposits to secure production slots.  During the third quarter of fiscal 2009, we recorded a $606 million adjustment to our backlog based on our new booking policy requiring a firm contract.  The following table provides backlog by business segment as of our fiscal year end.  These backlog amounts exclude customer arrangements under long-term equipment life cycle management programs.  Such programs extend for up to 13 years and totaled approximately $826.0 million as of October 30, 2009.  Sales already recognized by fiscal year-end under the percentage-of-completion method of accounting are also excluded from the amounts shown.

In thousands	2009	2008	2007

Underground Mining Machinery	$821,160	$1,379,999	$804,534
Surface Mining Equipment	544,159	1,640,108	833,064
Crushing & Conveying	149,885	213,005	-
Eliminations	(44,326)	(58,378)	-
Total Backlog	$1,470,878	$3,174,734	$1,637,598

The decrease in backlog for our Surface Mining Equipment division from October 31, 2008 to October 30, 2009 was due to the $606 million backlog adjustment during the third quarter of fiscal 2009 and decreased bookings in most markets as a result of our customers’ cautious global economic outlook for mined commodities. The decrease in Underground Mining Machinery and Crushing and Conveying was primarily correlated to decreased demand for U.S. underground coal.  Of the $1.5 billion of backlog approximately $0.2 billion is expected to be recognized as revenue beyond fiscal 2010.

The increase in backlog for Surface Mining Equipment from October 26, 2007 to October 31, 2008 is due to the strength of international coal, long-term growth prospects of copper and growth in Canadian oil sands as of October 31, 2008.  The increase in Underground Mining Machinery is due to the increasing demand in U.S. coal markets.  CCC added terminals, structures and barge load out conveyors.

The eliminations represent the Stamler crushing equipment orders which are sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

Raw Materials

Joy purchases electric motors, gears, hydraulic parts, electronic components, castings, forgings, steel, clutches, and other components and raw materials from outside suppliers.  Although Joy purchases certain components and raw material from a single source, alternative suppliers are generally available for all such items, but not without potential delays as new suppliers are approved.

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

	Underground		Surface
	Mining	Crushing &	Mining
In thousands	Machinery	Conveying	Equipment	Consolidated

Patents
Gross Carrying Value	$10,044	$11,079	$-	$21,123
Accumulated Amortization	(5,658)	(1,193)	-	(6,851)
Net Carrying Value	$4,386	$9,886	$-	$14,272

Trademarks	$8,600	$66,800	$-	$75,400

Research and Development

We are strongly committed to pursuing technological development through the engineering of new products and systems, the improvement and enhancement of licensed technology, and related acquisitions of technology.  Research and development expenses were $22.3 million, $16.4 million, and $11.5 million for fiscal 2009, 2008, and 2007, respectively.

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

We believe that we have substantially satisfied these diverse requirements.  Compliance with environmental laws and regulations did not have a material effect on capital expenditures, earnings, or competitive position in 2009.  Because these requirements are complex and, in many areas, rapidly evolving, there can be no guarantee against the possibility of additional costs of compliance.  However, we do not expect that our future compliance with environmental laws and regulations will have a material effect on our capital expenditures, earnings or competitive position, and do not expect to make any material capital expenditures for environmental control facilities in fiscal 2010.

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

In addition to the other risk factors below, our international operations are subject to various political, economic, and other uncertainties which could adversely affect our business.  A significant reduction of our international business due to any of these risks would adversely affect our sales.  In fiscal 2009, 2008, and 2007, approximately 50%, 52%, and 52%, respectively of our sales were derived from sales outside the United States.  Risks faced by our international operations include:

•	international political and trade issues and tensions;

•	regional or country specific economic downturns;

•	fluctuations in currency exchange rates, particularly the Australian dollar, British pound sterling, Brazilian real, Canadian dollar, Chilean peso, Chinese renminbi, and South African rand;

•	increased risk of litigation and other disputes with customers;

•	unexpected changes in regulatory requirements, up to and including the risk of nationalizing or exportation by foreign governments;

•	higher tax rates and potentially adverse tax consequences including restrictions on repatriating earnings, adverse tax withholding requirements, and double taxation;

•	difficulties protecting our intellectual property;

•	longer payment cycles and difficulty in collecting accounts receivable;

•	complications in complying with a variety of foreign laws and regulations;

•	costs and difficulties in integrating, staffing and managing international operations, especially in rapidly growing economies such as China;

•	transportation delays and interruptions;

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

Over two-thirds of our revenues come from our coal-mining customers.  Many of these customers supply coal for steel production and/or as fuel for the production of electricity in the United States and other countries.  Demand for steel is affected by the global level of economic activity and economic growth.  The pursuit of the most cost effective form of electricity generation continues to take place throughout the world.  Coal combustion generates significant greenhouse gas emissions and governmental and private sector goals and mandates to reduce greenhouse gas emissions may increasingly affect the mix of electricity generation sources. Further developments in connection with legislation, regulations or other limits on greenhouse gas emissions and other environmental impacts or costs from coal combustion, both in the United States and in other countries, could diminish demand for coal as a fuel for electricity generation.  If  lower greenhouse gas emitting forms of electricity generation, such as nuclear, solar, natural gas or wind power, become more prevalent or cost effective, or diminished economic activity reduces demand for steel, demand for coal will be reduced.  When demand for coal is reduced, the demand for our mining equipment could be adversely affected,

We require cash to service our indebtedness, which reduces the cash available to finance our business.

Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors.  Some of these factors are beyond our control.  If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purpose.  There is no assurance that refinancings or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, particularly if credit market conditions worsen.  Furthermore, there can be no assurance that refinancings or asset dispositions would be permitted by the terms of our debt instruments.

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

Our unsecured revolving credit agreement contains covenants that limit our ability to incur indebtedness, acquire other businesses and impose various other restrictions. These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  We cannot be certain that we will be able to comply with the foregoing financial ratios or covenants or, if we fail to do so, that we will be able to obtain waivers from our lenders.

Significant changes in our actual investment return on pension assets, discount rates and other factors could affect our results of operations, equity and pension funding requirements in future periods.

Our results of operations may be affected by the amount of income or expense that we record for our defined benefit pension plans and certain other retirement benefits.  We measure the valuation of our pension plans annually as of our fiscal year end in order to determine the funded status of and our funding obligation with respect to such plans.  This annual valuation of our pension plans is highly dependent on certain assumptions used in actuarial valuations, which include actual and expected return on pension assets and discount rates.  These assumptions take into account current and expected financial market data, other economic conditions such as interest rates and inflation, and other factors such as plan asset allocation and future salary increases.  If actual rates of return on pension assets materially differ from assumptions, our pension funding obligations may increase or decrease significantly.  Our funding obligation is determined under governmental regulations and is measured based on value of our assets and liabilities.  An adverse change in our funded status due to the volatility of returns on pension assets and the discount rate could increase our required future contributions to our plans, which may adversely affect our results of operations and financial condition.

For a more detailed discussion regarding how our financial statements may be affected by pension and other retirement plan accounting policies, see “Critical Accounting Policies - Pension and Postretirement Benefits and Costs” on page 36 within Item 7 of this Form 10-K.

Our continued success depends on our ability to protect our intellectual property, which cannot be assured.

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

Our domestic and foreign manufacturing and service operations are subject to significant competitive pressures. Many of our customers are large global mining companies that have substantial bargaining power and require our equipment to meet high standards of availability, productivity, and cost effectiveness.  In addition, some of our sales require us to participate in competitive tenders where we must compete on the basis of various factors, including performance guarantees and price.  We compete directly and indirectly with other manufacturers of surface and underground mining equipment and with manufacturers of parts and components for such products.  Some of our competitors are larger than us and may have greater access to financial resources.

Demand for our products may be adversely impacted by regulations related to mine safety.

Our principal customers are surface and underground mining companies.  The industry has encountered increased scrutiny as it relates to safety regulations primarily due to recent high profile mine accidents.  Current or proposed legislation on safety standards and the increased cost of compliance may induce customers to discontinue or limit their mining operations, and may discourage companies from developing new mines, which in turn could diminish demand for our products.

Demand for our products may be adversely impacted by environmental regulations impacting the mining industry or electric utilities.

Many of our customers supply coal as a power generating source for the production of electricity in the United States and other countries.  The operations of these mining companies are geographically diverse and are subject to or impacted by a wide array of regulations in the jurisdictions where they operate, including those directly impacting mining activities and those indirectly affecting their businesses, such as applicable environmental laws.  The high cost of compliance with environmental regulations may also cause customers to discontinue or limit their mining operations, and may discourage companies from developing new mines.  Additionally, government regulation of electric utilities may adversely impact the demand for coal to the extent that such regulations cause electric utilities to select alternative energy sources and technologies as a source of electric power.  As a result of these factors, demand for our mining equipment could be substantially adversely affected by environmental regulations adversely impacting the mining industry or altering the consumption patterns of electric utilities.

Our manufacturing operations are dependent upon third party suppliers, making us vulnerable to supply shortages and price increases, and we are also limited by our plant capacity constraints.

In the manufacture of our products, we use large amounts of raw materials and processed inputs including steel, engine components, copper and electronic controls.  We obtain raw materials and certain manufactured components from third party suppliers.  Our ability to grow revenues is constrained by the capacity of our plants, our ability to supplement that capacity with outside sources, and our success in securing critical supplies such as steel and copper.  To reduce material costs and inventories, we rely on supplier arrangements with preferred vendors as a source for “just in time” delivery of many raw materials and manufactured components.  Because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers, including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies, or other natural disasters, may adversely affect our ability to satisfy our customers on a timely basis and thereby affect our financial performance.  This risk increases as we continue to change our manufacturing model to more closely align production with customer orders.  In three of the last four years, market prices for certain raw materials, in particular steel, have fluctuated significantly.  If we are not able to pass raw material or component price increases on to our customers, our margins could be adversely affected.  Any of these events could adversely affect our business, financial condition, or results of operations.

Our continued efforts to integrate the acquisition of Continental, including the recent consolidation of Crushing & Conveying into Joy Mining Machinery, may not be successful, which could adversely impact our ability to realize expected synergies from the Continental acquisition and our future operating performance.

In fiscal 2008, we acquired N.E.S Investment Co. and its subsidiary, Continental Global Group.  Since that time, the legacy Continental business has been a component of Crushing & Conveying, along with the legacy Stamler crushing business that we acquired in fiscal 2006.  As phase II of our plan to integrate Continental, we consolidated Crushing & Conveying into our Joy Mining Machinery segment, effective November 1, 2009, while P&H will assume responsibility for Continental’s above-ground business.  The successful integration of Crushing and Conveying into Joy and Continental above-ground business into P&H will require continued efforts, including substantial attention from our management team to effectively execute the integration tasks.  Unanticipated difficulties may arise, and thus, we cannot provide assurance that we will be able to integrate the operations of Continental successfully into our Joy and P&H businesses, or that we will be able to realize fully anticipated synergies from this step of our integration of Continental.  Inability to realize fully the anticipated synergies or other unanticipated difficulties from the integration efforts could have an adverse effect on our future operating performance.

Labor disputes and increasing labor costs could adversely affect us.

Many of our principal domestic and foreign operating subsidiaries are parties to collective bargaining agreements with their employees.  Collective bargaining agreements or similar type arrangements cover 36% of our U.S. workforce and 30% of our international employees. In Fiscal 2010, collective bargaining agreements are to expire for 13% of our employees with the largest covering the International Association of Machinists (“IAM”) at our facility in Franklin, Pennsylvania and the MinePro Chile Workers Union at our facilities in Chile.  As such, we cannot be certain that any disputes, work stoppages, or strikes will not arise in the future.  In addition, when existing collective bargaining agreements expire, we cannot be certain that we will be able to reach new agreements with our employees.  Such new agreements may be on substantially different terms and may result in increased direct and indirect labor costs.  Future disputes with our employees could adversely affect our business, financial condition, or results of operations.

Our business could be adversely affected by our failure to develop new technologies.

The mining industry is a capital-intensive business, with extensive planning and development necessary to open a new mine.  The success of our customers’ mining projects is largely dependent on the efficiency with which the mine operates.  If we are unable to provide continued technological improvements in our equipment that meet our customers’ expectations, or the industry’s expectations, on mine productivity, the demand for our mining equipment could be substantially adversely affected.

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

We rely on significant customers, the loss of one or more of which could adversely affect our operating results, financial condition and existing business.

We are dependent on maintaining significant customers by delivering reliable, high performance mining equipment and other products on a timely basis.  We do not consider ourselves to be dependent upon any single customer; however, our top ten customers collectively accounted for approximately 36% of our sales for fiscal 2009. Our sales have become more concentrated in recent years as consolidation has occurred in the mining industry. The consolidation and divestitures in the mining industry may result in different equipment preferences among current and former significant customers.  The loss of one or more of our significant customers could, at least on a short term basis, have an adverse effect on our business, financial condition, or results of operations.

We may acquire other businesses or engage in other transactions, which may adversely affect our operating results, financial condition, and existing business.

From time to time, we explore transaction opportunities which may complement our core business.  These transaction opportunities may come in the form of acquisitions, joint ventures, start ups or other structures.  Any such transaction may entail any number of risk factors including (without limitation) general business risk, integration risk, technology risk, and market acceptance risk.  Additionally, any such transaction may require utilization of debt, equity or other capital resources or expenditures and our management’s time and attention, and may not create value for us or our stockholders.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of October 30, 2009 the following principal properties of our operations were owned, except as indicated.  Our worldwide corporate headquarters are currently housed in 10,000 square feet of leased space in Milwaukee, Wisconsin.  All of these properties are generally suitable for the operations currently conducted at them.

Underground Mining Machinery Locations

		Floor Space		Land Area
	Location	(Sq. Ft.)		(Acres)	Principal Operations

	Franklin, Pennsylvania	830,900		58	Component and parts production.
	Warrendale, Pennsylvania	71,250		13	Administration and warehouse.
	Reno, Pennsylvania	121,400		22	Chain manufacturing.
	Brookpark, Ohio	85,000		4	Machining manufacturing.
	Solon, Ohio	101,200		11	Gear manufacturing.

*	Bluefield, Virginia	102,160		15	Original equipment component repair and complete machine rebuilds.
*	Duffield, Virginia	100,350		11	Original equipment component repair and complete machine rebuilds.
*	Homer City, Pennsylvania	89,920		10	Original equipment component repair and complete machine rebuilds.
*	Wellington, Utah	76,250		60	Original equipment component repair and complete machine rebuilds.
	Lebanon, Kentucky	88,250		12	Original equipment component repair and complete machine rebuilds.
*	Meadowlands, Pennsylvania	117,900		12	Global Distribution Center

*	McCourt Road, Australia	97,392		33	Original equipment, component repairs and complete machine rebuilds.
	Parkhurst, Australia	76,639		19	Component repair and complete machine rebuilds.
	Wollongong, Australia	26,996	(1)	4	Component repair and complete machine rebuilds.

*	Steeledale, South Africa	250,381		13	Component repairs and manufacturing.
*	Wadeville, South Africa	324,739		29	Original equipment, component repair and complete machine rebuilds.

	Pinxton, England	76,000		10	Component repair and complete machine rebuilds.
	Wigan, England	60,000	(4)	3	Engineering and administration.
*	Worcester, England	178,000		14	Original equipment and component repairs.
*	Tychy, Poland	52,312	(4)	8	Original equipment, component repair and complete machine rebuilds.

	Baotou, China	29,756	(6)	4	Component repair.
	Tianjin, China	63,680	(7)	8	Original equipment and sales office
	Wuxi, China	185,421		26	Manufacturing of mining machinery, after-market service and maintenance service
	Beijing, China	14,784	(3)	0	Administration

	Kuzbass, Russia	15,750		3	Component repair and rebuild facility

Surface Mining Equipment Locations

		Floor Space		Land Area
	Location	(Sq. Ft.)		(Acres)	Principal Operations

	Milwaukee, Wisconsin	684,000		46	Electric mining shovels, electric draglines and large diameter electric and diesel rotary blast hole drills.
*	Milwaukee, Wisconsin	180,000		13	Electrical products.
*	Gillette,Wyoming	60,000		6	Motor rebuild service center.
	Evansville, Wyoming	25,000		6	Motor rebuild service center.
	Mesa, Arizona	40,000		5	Motor rebuild service center.
*	Elko, Nevada	30,000		5	Motor rebuild service center & welding services.
	Elko Nevada	28,000	(5)	4	Machine/Mechanical shop.

	Calgary, Canada	6,000	(5)	1	Climate control system manufacturing.
	Edmonton, Canada	32,581	(4)	4	Motor rebuild service center.

	Tianjin China	130,000	(7)		Original Equipment

*	Bassendean, Australia	72,500		5	Components and parts for mining shovels.
*	Mackay, Australia	36,425		3	Components and parts for mining shovels.
*	Hemmant, Australia	23,724		2	Motor rebuild service center.
	East Maitland, Australia	32,916	(1)	1.4	Motor rebuild service center.
*	Rutherford, Australia	15,640	(2)	3.6	Motor rebuild service center.

*	Belo Horizonte, Brazil	37,700		1	Components and parts for mining shovels.

	Cananea, Sonora, Mexico	1,800		4	Service Shop

*	Santiago, Chile	6,800		1	Rebuild service center.
*	Antofagasta, Chile	21,000		1	Rebuild service center.

Crushing & Conveying Locations

	Floor Space		Land Area
Location	(Sq. Ft.)		(Acres)	Principal Operations

Winfield, Alabama	250,000		32.7	Manufacturing, Sales, Engineering, Administration.
Belton, South Carolina	191,000		24	Manufacturing, Sales, Administration.
Salyersville, Kentucky	125,842		13.6	Manufacturing.
Millersburg, Kentucky	115,000		14.0	Administration, manufacturing, and warehouse.

Somersby, New South Wales	49,655		3	Manufacturing, Engineering, Administration.
Mackay, Queensland	31,151	(4)	2.3	Manufacturing, Sales.
Minto, New South Wales	23,024		4	Manufacturing.

Sunderland, England	100,850	(7)	5.3	Manufacturing, Sales, Administration.

Alrode, South Africa	24,456	(2)	3	Manufacturing, Sales, Administration.

(1)	Under a month to month lease
(2)	Under a lease expiring in 2010
(3)	Under a lease expiring in 2011
(4)	Under a lease expiring in 2013
(5)	Under a lease expiring in 2014
(6)	Under a lease expiring in 2018
(7)	Under a lease expiring in 2021
*	Property includes a warehouse

Joy Mining also operates warehouses in Nashville, Illinois; Brookwood, Alabama; Henderson, Kentucky; Pineville, West Virginia; Green River, Wyoming; Carlsbad, New Mexico; Price, Utah; Lovely, Kentucky; Norton, Virginia; Witbank, South Africa. All warehouses are owned except for the warehouses in Nashville, Illinois; Henderson, Kentucky; Price, Utah; Lovely, Kentucky; Tychy, Poland, which are leased.  In addition, Joy Mining has sales offices in Mt. Vernon, Illinois; Eagle Pass, Texas; Abington, Virginia; Secunda, South Africa and Kolata, India. Joy Mining also has a smart services and training facility at Witbank, South Africa.

P&H also operates warehouses in Cleveland, Ohio; Hibbing and Virginia, Minnesota; Charleston, West Virginia; Negaunee, Michigan; Gilbert, Arizona; Hinton, Sparwood, Labrador City, Fort McMurray and Sept. Iles, Canada; Iquique and Calama, Chile; Johannesburg, South Africa; Puerto Ordaz, Venezuela. The warehouses in Hibbing, Fort McMurray, Johannesburg, and Calama are owned; the others are leased. In addition, P&H leases sales offices throughout the United States and in principal surface mining locations in other countries, such as Chijuajua, Mexico and Kolkata, India.

CCC operates sales, manufacturing and administrative offices in Lexington, Kentucky; Somersby, New South Wales; Mackay, Queensland; Sunderland, United Kingdom; and Alrode, South Africa.

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

During the Chapter 11 reorganization of Harnischfeger Industries, Inc., our Predecessor Company, in 1999 by the filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code, the Wisconsin Department of Workforce Development ("DWD") filed claims against Beloit Corporation ("Beloit"), a former majority owned subsidiary, and us in Federal bankruptcy court seeking "at least" $10 million in severance benefits and penalties, plus interest, on behalf of former Beloit employees.  DWD's claim against Beloit included unpaid severance pay due under a severance policy Beloit established in 1996.  DWD alleges that Beloit violated its alleged contractual obligations under the 1996 policy when it amended the policy in 1999.  The Federal District Court for the District of Delaware removed DWD's claims from the bankruptcy court and granted summary judgment in our favor on all of DWD's claims in December 2001.  DWD appealed the decision and the judgment was ultimately vacated in part and remanded.  Following further proceedings, DWD’s only remaining claim against us is that our Predecessor Company tortiously interfered with Beloit's decision to amend its severance policy. We are currently set to commence a trial on DWD's remaining claim on March 1, 2010.  We do not believe these proceedings will have a significant effect on our results of operations or financial condition.

Because DWD's claims were still being litigated as of the effective date of our Plan of Reorganization, the Plan of Reorganization provided that the claim allowance process with respect to DWD's claims would continue as long as necessary to liquidate and determine these claims.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

Executive Officers of the Registrant

The following table shows certain information for each of our executive officers, including position with the corporation and business experience.  Our executive officers are elected each year at the organizational meeting of our Board of Directors, which follows the annual meeting of shareholders, and at other meetings as appropriate.

		Current Office and	Years as
Name	Age	Principal Occupation	Officer

Michael W. Sutherlin	63	President and Chief Executive Officer since 2006. Previously, Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of Joy Mining Machinery from 2003 to 2006. and Chief Executive Officer of Joy Mining Machinery in 2006.	7

Michael S. Olsen	58	Executive Vice President, Chief Financial Officer and Treasurer since December 2008. Senior Vice President of Finance of Joy Mining Machinery from February 2003 to December 2008 and Vice President and Chief Accounting Officer from July 2006 to December 2008.	3

Dennis R. Winkleman	59	Executive Vice President Human Resources since 2000.	9

Edward L. Doheny II	48	Executive Vice President of Joy Global Inc., and President and Chief Operating Officer of Joy Mining Machinery since 2006. Prior to joining Joy Global, Mr. Doheny was with Ingersoll-Rand Corporation, where he was President of Industrial Technologies from 2003 to 2005 and President of Shared Services in 2003.	4

Randal W. Baker	46	Executive Vice President of Joy Global Inc., and President and Chief Operating Officer of P&H Mining Equipment Inc. since 2009. Prior to joining Joy Global, Mr. Baker was with CNH Global N.V., where he was President and Chief Executive Officer of the agricultural equipment business from 2006 to 2009, Senior Vice President Logistics and Supply Chain from 2005 to 2006, and Vice President North American Marketing from 2004 to 2005.	1

Sean D. Major	45	Executive Vice President, General Counsel and Secretary since October 2007. Executive Vice President and General Counsel from April 2007 to October 2007. Executive Vice President from January 2007 to April 2007. Prior to joining Joy Global, Mr. Major was employed by Johnson Controls, Inc., holding roles of increasing legal responsibility since 1998, most recently as Assistant General Counsel & Assistant Secretary.	3

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities

Our common stock is traded on the Nasdaq Global SelectMarket under the symbol “JOYG.”  As of November 30, 2009, there were approximately 34,000 shareholders of record.  The following table sets forth the high and low sales prices and dividend payments for our common stock during the periods indicated.

	Price per Share		Dividends
	High	Low	Per Share
Fiscal 2009
Fourth Quarter	$56.55	$35.44	$0.175
Third Quarter	$41.36	$27.51	$0.175
Second Quarter	$27.21	$15.75	$0.175
First Quarter	$27.21	$15.21	$0.175

Fiscal 2008
Fourth Quarter	$72.34	$20.90	$0.175
Third Quarter	$88.18	$66.44	$0.15
Second Quarter	$76.97	$61.52	$0.15
First Quarter	$67.24	$49.55	$0.15

We did not make any purchases of our common stock, par value $1.00 per share, during the fourth quarter of fiscal 2009.  Under our share repurchase program, management is authorized to repurchase up to $2.0 billion in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011.  The dollar amount of shares that may yet be purchased under the program is $883.4 million.

The following graph sets forth the cumulative total shareholder return, including reinvestment of dividends on a quarterly basis, on common stock during the preceding five years, as compared to the cumulative total returns of the Standard and Poor’s (“S&P”) 500 Composite Stock Index and the Dow Jones United States Commercial Vehicle Truck Index (“DJUSHR”).  The DJUSHR was known as the Dow Jones U.S. Total Market Heavy Machinery Index until December 20, 2004.  This graph assumes $100 was invested on November 2, 2003, in Common Stock, the S&P 500 Composite Stock Index, and the DJUSHR.

[Missing Graphic Reference]

	10/30/04	10/29/05	10/28/06	10/26/07	10/31/08	10/30/09
Joy Global Inc.	100	203	278	387	202	361
S&P 500	100	109	126	145	93	102
DJUSHR	100	122	159	238	115	160

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

RESULTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	October 30,	October 31,	October 26,	October 28,	October 29,
In thousands except per share amounts	2009	2008 (1)	2007	2006 (2)	2005 (2)

Net sales	$3,598,314	$3,418,934	$2,547,322	$2,401,710	$1,927,474
Operating income	702,312	551,204	473,275	442,397	266,690

Income from continuing operations	$454,650	$373,137	$279,784	$414,856	$146,921
Income (loss) from discontinued operations	-	1,141	-	-	1,128
Cumulative effect of change in accounting principle	-	-	-	1,565	-
Net income	$454,650	$374,278	$279,784	$416,421	$148,049

Basic Earnings (Loss) Per Share
Income from continuing operations	$4.44	$3.47	$2.54	$3.41	$1.21
Income (loss) from discontinued operations	-	0.01	-	-	0.01
Cumulative effect of change in accounting principle	-	-	-	0.01	-
Net income per common share	$4.44	$3.48	$2.54	$3.42	$1.22

Diluted Earnings Per Share
Income from continuing operations	$4.41	$3.44	$2.51	$3.37	$1.19
Income from discontinued operations	-	0.01	-	-	0.01
Cumulative effect of change in accounting principle	-	-	-	0.01	-
Net income per common share	$4.41	$3.45	$2.51	$3.38	$1.20

Dividends Per Common Share	$0.70	$0.625	$0.60	$0.45	$0.275

Working capital	$1,023,243	$597,778	$784,256	$627,894	$517,170
Total Assets	3,008,279	2,644,313	2,134,903	1,954,005	1,648,528
Total Long-Term Obligations	542,217	559,330	396,497	98,519	2,667

(1) – In February 2008, we acquired N.E.S. Investment Co. and its wholly owned subsidiary, Continental Global Group, Inc. (“Continental”), a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications.

(2) - Per share amounts have been adjusted for three-for-two stock splits, effective on January 21, 2005 and December 12, 2005.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes.  References made to years are for fiscal year periods.  Dollar amounts are in thousands, except share and per-share data and as indicated.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Joy Global Inc. and its subsidiaries for fiscal 2009, 2008, and 2007.  For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview

We are the direct successor to businesses that have been manufacturing mining equipment for as much as 125 years. We operate in three business segments: Underground Mining Machinery, comprised of our Joy Mining Machinery business, Surface Mining Equipment, comprised of our P&H Mining Equipment business and Continental Crushing & Conveying.  Joy is a leading producer of high productivity underground mining equipment used primarily for the extraction of coal.  P&H is the world’s largest producer of high productivity electric mining shovels and a major producer of walking draglines and large rotary blasthole drills, used primarily for surface mining copper, coal, iron ore, oil sands, and other minerals. CCC is a worldwide leader in crushing and sizing equipment and conveyor systems for bulk material handling in mining and industrial applications.

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

Operating Results

Net sales for fiscal 2009 totaled $3.6 billion, compared with $3.4 billion in fiscal 2008.  This $179.4 million increase in net sales was after a negative impact of $160.5 million associated with changes in foreign currency translation rates during fiscal 2009.  The increase in net sales was the result of a 13% improvement in original equipment shipments and a $64.4 million benefit from including Continental sales for the full year in fiscal 2009 compared to eight months in fiscal 2008.  Aftermarket net sales in fiscal 2009 were substantially the same level as they were in fiscal 2008.  Net sales for the underground equipment business were up 11% in fiscal 2009 compared to a year ago, while the surface mining equipment business reported a 6% decline in net sales.

Operating income totaled $702.3 million in fiscal 2009 compared to $551.2 million in fiscal 2008.  The increase in operating income was the result of increased volume, favorable 2008 pricing converting to sales, improved supply chain management, the benefits from cost control initiatives and $8.5 million of cancellation income.  These favorable items were partially offset by a $21.8 million unfavorable impact of foreign currency translation rates, $14.4 million of severance and related expenses and the effect of greater mix of original equipment sales.  The 2008 fiscal year was adversely impacted by a $22.7 million charge related to the cancellation of a maintenance and repair contract in Australia, a $13.5 million higher level of purchase accounting amortization expense associated with the Continental acquisition in February 2008 and a $5.5 million charge related to a labor contract settlement.  Net income was $454.7 million or $4.41 per diluted share in fiscal 2009 compared with $374.3 million or $3.45 per diluted share in fiscal 2008.

Bookings for fiscal 2009 were $2.5 billion, excluding a $605.9 million reduction in the backlog made during the third quarter to reflect the company’s change in new order booking policy compared to bookings of $4.8 billion in fiscal 2008.  Bookings decreases were seen across most commodity and geographic markets.  The decrease in bookings was made up of a $1.8 billion decline in original equipment orders, a $172.3 million reduction in aftermarket orders and included $314.1 million of cancelled orders.  The decrease in original equipment orders reflect the increased ordering level of new machines which took place in the latter part of the 2008 fiscal year as customers wanted surety of equipment supply as commodity prices had risen to exceptionally high levels and then declined significantly at the beginning of the our 2009 fiscal year.  A large portion of these fiscal 2008 orders were for equipment to be delivered in fiscal 2011 and beyond and substantially all of the fiscal 2009 order cancellations and backlog adjustment came from 2008 bookings.

Market Outlook

Demand for mined commodities continues to be dominated by strong imports from the emerging markets, and from China and India in particular, with improving but still weak fundamentals from the industrialized countries.  For the past year, China has been the major source of increased demand for commodities as it deployed a more effective stimulus program and more constructive credit policies.  However, the China economy is primarily driven by exports to the United States, Europe and Japan, and continued growth in commodity demand from China requires the return of industrial production in the industrialized countries.

Industrial production outside of China has improved more recently as inventory de-stocking reaches completion.  However, demand growth beyond the de-stocking effect remains sluggish.  Trends in U.S. steel production can be indicative of broader industrial trends excluding China.  With steel production in the United States bottoming in April, by July, extensive de-stocking had reduced steel inventories by over half.  Since the completion of de-stocking, steel production has improved as sales out of production replace previous sales out of inventory.  Beyond the effect of completed de-stocking, end use demand in the U.S. remains soft.

Seaborne metallurgical coal and iron ore demand remains strong as China steel production continues at high levels and imports are starting to move into other steel producing regions.  Total China met coal imports were about six times higher than last year.  As a result, the seaborne met coal spot market is thin, with some producers already sold out for 2010.  China imports, plus an increase in global steel production have pushed met coal spot prices well above this year’s benchmark.  Iron ore is under similar demand pressure, with its spot prices above $100 per metric ton, off of a low in February.

The thermal coal outlook varies dramatically between the seaborne markets and the U.S. market.  China and India are major factors in the seaborne market, with China imports already double 2008.  Imports increased significantly in 2009 due to rapidly improving electricity demand and the process of restructuring small mines in the Shanxi and Heibei provinces.  Much of the increase is considered structural, with the electricity generators along the southeastern coast expected to rely increasingly on imported coal to avoid rail capacity constraints and because strong domestic prices are making imports competitive.  India’s coal imports also continue to increase, with some projections showing coal imports potentially quadrupling by 2014.

Based on this continued strong emerging market demand, seaborne thermal coal spot prices have risen recently.  Supply shortages are expected to continue, with seaborne thermal coal being contracted for 2011 and 2012 at even higher prices.

The thermal coal markets in the U.S. continue to be weak, with demand from coal-fired electricity generation down year to date.  There has been some seasonal improvement, and the most recent data shows coal-fired generation up from its low in April.  As a result, generator stockpiles were reduced in both tons and days in the most recent report.  However, stockpiles remain at historically high levels, and will delay recovery in the U.S. thermal coal market for 12 to 18 months.  On the positive side, higher natural gas forward-month prices are reducing the economic incentive to dispatch natural gas-fired plants, and 22 gigawatts of new coal-fired plants should add to thermal coal demand by 2012.

Copper demand has been increasing as China has strategically restocked, but with inventories high copper imports are expected to moderate.  However, China imports are expected to remain above their import levels of 2007 and 2008.  Based on a continued healthy demand from China and the expectation that demand from the rest of the world will turn positive later this year, the 2010 price forecast for copper has been revised up several times and is now well over $3.00, with the expectation of further supply shortages and price increases in 2011.

Seaborne traded commodity prices are strong and improving based on the strength of current demand from the emerging markets, the start of demand improvement from the industrialized countries, and the realization that mining will run out of excess capacity well before the industrial sector reaches its full capacity.  Mining companies see the need to restart expansion projects and have been announcing significant increases in their capital expenditure budgets for 2010.

Company Outlook

We see fiscal 2009 as the cyclical floor for incoming orders based on consistency of the order rate over the past four quarters, the continuation of strong commodity demand from the emerging markets complemented by improving commodity demand from the major industrialized countries, and the limited upside in current mining capacity.  Our customers are increasing their capital expenditure budgets for fiscal 2010, and are also validating equipment specifications and confirming production slots to enable them to reactivate some of the projects they previously put on hold.  As such, we expect fiscal 2010 to be a year of improving order rates.

We expect original equipment orders to return to their typical lumpy pattern due to the timing and size of each project.   Based on commodity fundamentals and discussions with customers, we expect that copper, international coal, iron ore and oil sands to have the greatest potential for original equipment orders during fiscal 2010.  Original equipment orders for the U.S. coal market will be limited to met coal demand and otherwise to machine replacements based on the higher productivity of new technology.  Aftermarket orders in our second half of fiscal 2009 were up 6 percent from the first half, and we expect this trend of steady improvement to continue as our international customers bring production back on line during fiscal 2010.

The following represents countries included in our regional discussion within the Underground Mining Machinery Segment:

Name	Countries
Eurasia	Europe, Russia and India
Australasia	Australia
Americas	North and South America
China	China
South Africa	South Africa

Results of Operations

2009 Compared with 2008

Sales

The following table sets forth fiscal 2009 and fiscal 2008 net sales as derived from our Consolidated Statement of Income:

	Fiscal	Fiscal		$	%
In thousands	2009	2008	Change	Change

Net Sales
Underground Mining Machinery	$1,936,457	$1,750,183	$186,274		10.6%
Surface Mining Equipment	1,347,736	1,432,297	(84,561)		(5.9%)
Crushing & Conveying	403,815	339,421	64,394		19.0%
Eliminations	(89,694)	(102,967)	-		-
Total	$3,598,314	$3,418,934	$179,380		5.2%

Net sales for the underground mining equipment business increased $186.3 million, or 11%, despite a $115.5 million adverse impact on fiscal 2009 net sales due to the impact of foreign currency translation changes during the current year.  The increase in net sales was the result of a $179.5 million increase in original equipment sales combined with a $6.8 million increase in the sales of aftermarket products and service.  Original equipment sales in the Americas increased by $194.6 million primarily as a result of increased sales of room and pillar application equipment and roof supports used in long wall system applications. Original equipment sales also increased in South Africa by $111.0 million due to increased demand for equipment used in both room and pillar and longwall applications.  Original equipment sales decreased by $74.9 million in Eurasia primarily due to decreased roof support sales while original equipment sales in China decreased by $43.8 million primarily due to lower continuous miner and armored face conveyor sales.  Aftermarket sales were flat or slightly down in all markets with the exception of the United States.

The surface mining equipment business was also unfavorably impacted by foreign currency translation changes during the 2009 fiscal year, with $36.2 million out of the net sales decline being attributable to the effects of foreign currency translation.  The decrease in net sales for Surface Mining Equipment in fiscal 2009 compared to fiscal 2008 was the result of a $59.9 million decrease in original equipment sales combined with a $24.7 million decrease in aftermarket parts and service.  Original equipment sales, primarily consisting of electric mining shovel sales, decreased in China and Canada, partially offset by increased sales in the United States and Australia.  Reduced production activity by our customers translated into lower aftermarket products and service revenues with decreased sales of $63.4 million in the United States, partially offset by increased sales of $25.4 million and $22.7 million in Chile and Canada, respectively.

The increase in net sales for Crushing & Conveying in fiscal 2009 compared to fiscal 2008 was the result of a $66.6 million increase in original equipment sales, offset by a $2.2 million decrease in aftermarket products and services primarily due to the Continental Conveyor acquisition made on February 14, 2008, and therefore the 2008 fiscal year only included eight and one-half months of the Continental Conveyor net sales.  Crushing & Conveying sales were also unfavorably impacted by $9.6 million of foreign currency translation.

The eliminations represent the Stamler crushing equipment which is sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

Operating Income

The following table sets forth fiscal 2009 and fiscal 2008 operating income as derived from our Consolidated Statement of Income:

	Fiscal 2009		Fiscal 2008
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Operating income (loss):
Underground Mining Machinery	$428,783	22.1%	$348,830	19.9%
Surface Mining Equipment	301,712	22.4%	227,382	15.9%
Crushing & Conveying	42,410	10.5%	27,856	8.2%
Corporate Expense	(41,759)	-	(34,897)	-
Eliminations	(28,834)	-	(17,967)	-
Total	$702,312	19.5%	$551,204	16.1%

Operating income for Underground Mining Machinery increased to $428.8 million in fiscal 2009, or 22.1% of sales, as compared to $348.8 million in fiscal 2008, or 19.9% of sales.  As was the case with net sales, operating income in fiscal 2009 was unfavorably affected by the impact of foreign currency translation rate changes.  This impact reduced operating income in 2009 compared to fiscal 2008 by $25.5 million.  Operating income increased in fiscal 2009 due to increased sales and improved price realization which contributed $72.0 million, lower material costs, spending control measures and the benefits associated with the company’s operating excellence initiatives, partially offset by the cost incurred in connection with various cost reduction actions and the effect of a higher mix of original equipment.

Operating income for Surface Mining Equipment increased to $301.7 million in fiscal 2009, or 22.4% of sales, as compared to $227.4 million in fiscal 2008, or 15.9% of sales.  The increase in operating income was primarily due to favorable price realization, reduced material costs, spending control measures and $8.5 million of cancellation income.  In addition, fiscal 2008 operating income was unfavorably impacted by a $22.7 million charge for the cancellation of a maintenance and repair contract in Australia and a $5.5 million charge for retiree benefit costs associated with the execution of the Steelworkers agreement in Milwaukee.

Operating income for Crushing & Conveying increased to $42.4 million in fiscal 2009, or 10.5% of sales, as compared to $27.9 million in fiscal 2008, or 8.2% of sales. The increase in operating income was primarily due to a decreased amortization of $13.5 million and inclusion of the conveyor business for all of fiscal 2009 as compared to eight and a half months in fiscal 2008.

Corporate expense increased by $6.9 million primarily due to increased professional service fees, recruiting and relocation fees associated with the filling of senior management positions and an increase in equity incentive based performance compensation.

The eliminations represent the Stamler crushing equipment which is sold through the Underground Mining Machinery and Surface Mining Equipment segments but managed as part of the Crushing & Conveying segment.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense for fiscal 2009 was $454.5 million, as compared to $441.5 million for fiscal 2008.  The increase in product development, selling and administrative expense was primarily due to $14.4 million of severance and other related expense associated with various cost reduction initiatives implemented during the 2009 fiscal year.  The increase in corporate expense outlined previously and general inflationary increases were offset by the favorable impact of $23.7 million on spending amounts due to foreign currency translation and the spending controls put in place.

Provision for Income Taxes

Income tax expense for fiscal 2009 was $228.0 million as compared to $154.0 million in fiscal 2008.  The effective income tax rates from continuing operations were 33.4% and 29.2%, for fiscal 2009 and fiscal 2008, respectively.  The main drivers of the variance in tax rates when compared to the statutory rate of 35% were the geographic mix of earnings with the corresponding net favorable differences in foreign statutory tax rates and the utilization of tax credits and tax holidays offset by increased state income taxes and tax account corrections.

A discrete tax expense of $8.2 million was recorded in fiscal 2009 as compared to a discrete tax benefit of $10.4 million in fiscal 2008.  A review of uncertain income tax positions was performed throughout fiscal 2009 and fiscal 2008 as part of the overall income tax provision and a net benefit of $1.8 million and $3.5 million, respectively, was recorded on a global basis.

2008 Compared with 2007

Sales

The following table sets forth fiscal 2008 and fiscal 2007 net sales as derived from our Consolidated Statement of Income:

	Fiscal	Fiscal		$	%
In thousands	2008	2007	Change	Change

Net Sales
Underground Mining Machinery	$1,750,183	$1,436,109	$314,074		21.9%
Surface Mining Equipment	1,432,297	1,126,002	306,295		27.2%
Crushing & Conveying	339,421	-	-		-
Eliminations	(102,967)	(14,789)	-		-
Total	$3,418,934	$2,547,322	$871,612		34.2%

The increase in net sales for Underground Mining Machinery in fiscal 2008 compared to fiscal 2007 was the result of a $208.5 million increase in original equipment combined with a $105.6 million increase in aftermarket products and service.  Original equipment sales in the Americas increased by $88.2 million, primarily due to growth in the Central Appalachia region across substantially all original equipment product lines.  Original equipment sales also increased in China primarily due to increased armored face conveyor and shearer sales and in Eurasia primarily due to the sale of a powered roof support system in fiscal 2008.  United States aftermarket sales increased reflecting continued investment in both existing and greenfield metallurgical and thermal projects.

The increase in net sales for Surface Mining Equipment in fiscal 2008 compared to fiscal 2007 was the result of a $142.0 million increase in original equipment combined with a $164.3 million increase in aftermarket parts and service.  Increases in original equipment sales due to timing of production schedules primarily consisted of increased shovel revenue in the Canadian oil sands, the United States, Chile and China.  As a result of the increasing installed base of electric mining shovels, aftermarket sales increased by $61.3 million in the United States, $60.0 million in Chile, and $48.0 million in Canada.

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

Operating Income

The following table sets forth fiscal 2008 and fiscal 2007 operating income as derived from our Consolidated Statement of Income:

	Fiscal 2008		Fiscal 2007
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Operating income (loss):
Underground Mining Machinery	$348,830	19.9%	$285,860	19.9%
Surface Mining Equipment	227,382	15.9%	217,825	19.3%
Crushing & Conveying	27,856	8.2%	-
Corporate Expense	(34,897)	-	(29,961)
Eliminations	(17,967)	-	(449)
Total	$551,204	16.1%	$473,275	18.6%

Operating income for Underground Mining Machinery increased to $348.8 million in fiscal 2008, or 19.9% of sales, as compared to $285.9 million in fiscal 2007, or 19.9% of sales.  The increase in operating income was principally due to the impact of higher volume of $132.0 million and lower pension expense of $12.6 million, partially offset by the impact of a greater mix of lower margin original equipment of $37.0 million, and increased performance based incentive compensation of $23.8 million.

Operating income for Surface Mining Equipment increased to $227.4 million in fiscal 2008, or 15.9% of sales, as compared to $217.8 million in fiscal 2007, or 19.3% of sales.  The increase in operating income was principally due to increased sales volume of $88.2 million offset by the settlement of a maintenance and repair contract in Australia of $23.0 million, increased performance based incentive compensation of $16.3 million, the retiree benefit cost associated upon the execution of the Steelworkers agreement in Milwaukee of $5.4 million and increased selling, general and administrative expenses to support the global mining infrastructure.

Operating income for Crushing & Conveying included $19.6 million of purchase accounting charges in fiscal 2008.

Corporate expense increased by $4.3 million due to increased performance-based compensation, legal fees and severance costs.

The eliminations mainly represent the Stamler crushing equipment which is sold through the Underground Mining Machinery and Surface Mining Equipment segment but managed as part of the Crushing & Conveying segment.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense for fiscal 2008 was $441.5 million as compared to $358.5 million for fiscal 2007.  The increase in product development, selling and administrative expense was primarily due to $27.4 of additional expenses related to the Continental acquisition, $16.9 million of higher selling expenses related to increased business activity and $28.3 million increase in administrative costs due to increased incentive based compensation of $17.2 million and global infrastructure development.

Provision for Income Taxes

Income tax expense for fiscal 2008 was $154.0 million as compared to $169.3 million in fiscal 2007.  The effective income tax rates from continuing operations were 29.2% and 37.7%, for fiscal 2008 and fiscal 2007, respectively.  The main drivers of the variance in tax rates and income tax expense were higher utilization of U.S. foreign tax credits and the associated Subpart F earnings, tax holidays and incentives in fiscal 2008, U.S. State income taxes, mix of earnings year over year and differences in local statutory tax rates.

A discrete tax benefit of $10.4 million was recorded in fiscal 2008 to reflect U.S. foreign tax credit recognition offset partially by U.S. Subpart F income not previously recognized, completion of an R&D study to validate the available credits and by the tax required on a dividend between foreign subsidiaries.   Fiscal 2007 also included a discrete tax expense of $18.0 million which included taxes on dividends received from foreign subsidiaries during the fourth quarter not previously forecasted, the resolution of an R&D study which resulted in the reversing of pre-bankruptcy R&D credits, and a reserve added following the quarterly evaluation of a previously disclosed contingent tax liability in South Africa.

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

Net reorganization items for fiscal 2009, 2008 and 2007 consisted of the following:

	Fiscal	Fiscal	Fiscal
In thousands	2009	2008	2007

Beloit U.K. claim settlement	$-	$(2,055)	$-
Beloit U.K. receivership settlement	5,665	-	-
Resolution of contingent payable	-	-	1,473
Professional fees directly related to the reorganization	(605)	(364)	(745)
Net reorganization income (expense)	$5,060	$(2,419)	$728

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

We believe the accounting policies described below are the policies that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations.

Revenue Recognition

We recognize revenue on aftermarket products and services when the following criteria are satisfied: persuasive evidence of an arrangement exists, product delivery and title transfer has occurred or the services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.  We recognize revenue on long-term contracts, such as for the manufacture of mining shovels, drills, draglines, roof support systems and conveyor systems, using either the percentage-of-completion or inventory sales method. We generally recognize revenue using the percentage-of-completion method for original equipment that requires a minimum of six months to produce.  When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.  Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values.  Estimated losses are recognized in full when identified.  Approximately 83% of our sales in fiscal 2009 were recorded at the time of shipment of the product or delivery of the service.  The remaining 17% of sales was recorded using percentage of completion accounting, a practice we follow in recognizing revenue on the sale of long lead-time equipment such as electric mining shovels, walking draglines, powered roof support systems and conveyor systems.

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

In limited circumstances, we have customer agreements that are multiple element arrangements as defined by the ASC No. 605-25 Multiple-Element Arrangements.  The agreements are assessed for multiple elements based on the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered item and the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.  Revenue is then allocated to each identified unit of accounting based on our estimate of their relative fair values.

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

Goodwill and Other Intangible Assets

Intangible assets include drawings, patents, trademarks, technology, customer relationships and other specifically identifiable assets.  Indefinite-lived intangible assets are not being amortized.  Indefinite lived intangible assets are evaluated for impairment annually or more frequently if events or changes occur that suggest impairment in carrying value, such as a significant adverse change in the business climate.  As part of the impairment analysis, we use the discounted cash flow model based on royalties estimated to be derived in the future use of the asset were we to license the use of the trademark or tradename.  No impairment was identified as part of our fourth quarter impairment testing of our indefinite lived intangible assets.  Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method.  Intangible assets that are subject to amortization are evaluated for impairment if events or changes occur that suggest impairment in carrying value.  No impairment was identified related to our finite-lived intangible assets.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination.  Goodwill is assigned to specific reporting units, which we have identified as our operating segments, and tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  Goodwill is tested for impairment using the two-step approach, in accordance with Accounting Standards Codification (“ASC”) No. 350, Intangibles – Goodwill and Other.  The determination of an impairment requires the valuation of the respective reporting unit, which we estimate using the discounted cash flow model and market approach.

The discounted cash flow model involves many assumptions, including operating results forecasts and discount rates.  Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected cost saving initiatives and projected long-term growth rates in the determination of terminal values.  We performed our goodwill impairment testing in the fourth quarter of fiscal 2009 and no impairment was identified.  A one percentage point increase in the discount rate used to determine the fair value of the reporting units would not cause the carrying value of the respective reporting unit to exceed its fair value.

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

Pension and Postretirement Benefits and Costs

Pension and other postretirement benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected return on plan assets, mortality rates and rate of compensation increases, discussed below:

Discount rates: We generally estimate the discount rate for pension and other postretirement benefit obligations using a process based on a hypothetical investment in a portfolio of high-quality bonds that approximate the estimated cash flows of the pension and other postretirement benefit obligations.  We believe this approach permits a matching of future cash outflows related to benefit payments with future cash inflows associated with bond coupons and maturities.

Expected return on plan assets: Our expected return on plan assets is derived from reviews of asset allocation strategies and anticipated future long-term performance of individual asset classes. Our analysis gives appropriate consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return.

Mortality rates: Mortality rates are based on the RP-2000 mortality table.

Rate of compensation increase: The rate of compensation increases reflects our long-term actual experience and its outlook, including consideration of expected rates of inflation.

In accordance with accounting principles generally accepted in the United States of America, actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect recognized expense and the recorded obligation in future periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our pension and other postretirement plan obligations and future expense.

Future changes affecting the above assumptions will change the related pension benefit or expense.  As such, a 0.25% change in the discount rate and rate of return on net assets would have the following effects on projected benefit obligation and pension expense, respectively, as of and for the fiscal year ended October 30, 2009:

	0.25% Increase		0.25% Decrease
		Expected		Expected
	Discount	long-term	Discount	long-term
In thousands	Rate	rate of return	Rate	rate of return

U.S Pension Plans:
Net pension expense	$ (159)	$(1,640)	$128	$1,640
Projected benefit obligation	(28,858)		29,710

Non U.S. Pension Plans:
Net pension expense	(349)	(1,072)	506	1,072
Projected benefit obligation	(19,043)		19,725

Other Postretirement Benefit Plans:
Net pension expense	(35)	(5)	33	5
Projected benefit obligation	(523)		533

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

As required under the application of fresh start accounting, the release of pre-emergence tax valuation reserves was not recorded in the income statement but instead was treated first as a reduction of excess reorganization value until exhausted, then intangibles until exhausted, and thereafter reported as additional paid in capital.  Consequently, a net tax charge will be incurred in future years when these tax assets are utilized.  We will continue to monitor the appropriateness of the existing valuation allowances and determine annually the amount of valuation allowances that are required to be maintained.  As of October 30, 2009, there were $68.0 million of valuation allowances against pre-emergence net operating loss carryforwards.  All future reversals of pre-emergence valuation allowances will be recorded to additional paid in capital.

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

Liquidity and Capital Resources

  The following table summarizes the major elements of our working capital as of October 30, 2009 and October 31, 2008, respectively:

	October 30,	October 31,
In millions	2009	2008
Accounts receivable	$580.6	$632.2
Inventories	769.8	805.2
Other current assets	127.9	99.2
Short-term notes payable, including current
portion of long-term obligations	(19.8)	(26.5)
Accounts payable	(206.8)	(291.8)
Employee compensation and benefits	(116.2)	(110.0)
Advance payments and progress billings	(321.6)	(491.7)
Accrued warranties	(58.9)	(46.6)
Other accrued liabilities	(203.5)	(173.8)
Working capital excluding cash and cash equivalents	551.5	396.2

Cash and cash equivalents	471.7	201.6

Working Capital	$1,023.2	$597.8

We currently use working capital and cash flow production as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations.  We require working capital investment to maintain our position as a leading manufacturer and servicer of high productivity mining equipment with the primary drivers of these requirements being production and replacement parts inventories.  As part of our continuous improvement of purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.

Cash provided by operations for fiscal 2009 was $452.0 million as compared to $577.3 million provided by operations for fiscal 2008.  Cash used from decreases in customer advance payments and accounts payable were partially offset by cash generated by reductions in accounts receivable and inventories.  The decrease in advance payments was due to original equipment shipments in excess of bookings, and the decrease in accounts payable resulted from lower material receipts.  Accounts receivable and inventories were down as working capital management processes continue to be improved.

Cash used by investment activities for fiscal 2009 was $104.0 million as compared to $328.7 million used by investment activities for fiscal 2008.  Cash used by investment activities for fiscal 2009 was driven by $94.1 million of capital expenditures, mainly consisting of upgrading our facilities and machine tools.  During fiscal 2009, our wholly owned subsidiary, China Mining Machinery Group SRL, acquired 100% of the outstanding shares of Wuxi Shengda Machinery Co., Ltd., a Chinese manufacturer of longwall shearing machines.

Cash used by investment activities in fiscal 2008 was primarily due to the $252.1 million acquisition of Continental. Capital expenditures were $84.2 million and primarily related to the upgrade of existing facilities, machines tools related to the Tianjin facility, further SAP implementations, and other projects.

Continental Acquisition

      On February 14, 2008 we completed the acquisition of N.E.S. Investment Co. (“Parent”) and thereby its subsidiary, Continental Global Group, Inc. a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications. The Continental acquisition further strengthened our ability to provide a more complete mining solution to our customers.  We purchased all of the outstanding shares of the Parent for an aggregate amount of $252.1 million, which was net of approximately $5.9 million of indebtedness we assumed at closing and $12.0 million of cash acquired.  We also incurred $2.4 million of direct acquisition costs related to the acquisition. The purchase price was funded in part through available cash and credit resources and a new $175.0 million term loan supplement to our existing Credit Agreement (“Second Amendment”), as discussed below.

Cash used by financing activities for fiscal 2009 was $107.6 million as compared to $180.6 million used by financing activities for fiscal 2008.  Cash used by financing activities for fiscal 2009 mainly consisted of the payment of dividends.  The cash used by financing activities for fiscal 2008 primarily consisted of the repurchase of outstanding stock of $307.7 million and the payment of dividends, offset by the increase of $160.9 million outstanding on our term loan supplement under the revolving credit facility.

We expect fiscal 2010 capital spending to be between $90 to $100 million.  Capital projects will be monitored to ensure alignment with customer needs and prevailing economic conditions.

 In addition to capital expenditures for the repair, replacement, and upgrading of existing facilities, we have debt service requirements, including quarterly principal payments on our term loan, commitment and letter of credit fees under our revolving credit facility and biannual interest payments due to holders of our Senior Notes issued in November 2006.  We also have a net unfunded pension and other post-retirement liability which we expect to contribute $70 to $100 million in fiscal 2010.  In order to address these liquidity needs we have:

∙	$471.7 million of cash and cash equivalents at October 30, 2009, of which $305.2 million is held outside of the United States
∙      $243.9 million available under our unsecured revolving credit facility
∙	$1.5 billion of backlog at October 30, 2009, of which 85% - 90% is expected to be recognized as revenue in fiscal 2010
∙      Investment grade credit ratings by both Moody’s and Standard and Poor’s

 We believe that cash generated from operations, together with borrowings available under our credit facility, provide us with adequate liquidity to meet our operating requirements, including pension contributions, debt service requirements and planned capital expenditures.  The long-term fundamentals of the commodity cycle remain positive, however, near-term softness will require continuous reevaluation of new projects to ensure that we are effectively allocating resources in line with current market conditions.

Credit Facilities

We have a $400.0 million unsecured revolving credit facility (“Credit Agreement”) which expires November 10, 2011. Outstanding borrowings bear interest equal to the London Interbank Offered Rate (“LIBOR”) Rate (defined as applicable LIBOR rate for the equivalent interest period plus 0.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.5%) at our option.  We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating.  The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage.  The Credit Agreement also restricts payments of dividends or other return of capital based on the consolidated leverage ratio.  At October 30, 2009, we were in compliance with all financial covenants in the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

At October 30, 2009, there were no direct borrowings under the Credit Agreement.  Outstanding letters of credit issued under the Credit Agreement, which count toward the $400.0 million credit limit, totaled $156.1 million.  At October 30, 2009, there was $243.9 million available for borrowings under the Credit Agreement.
The Continental acquisition was funded in part through a new $175.0 million term loan supplement to our existing Credit Agreement (the “Second Amendment”).  The Second Amendment calls for quarterly principal payments of 2.5% of the initial term loan through October 31, 2011, at which time the remaining outstanding principal equal to 62.5% of the initial term loan is due.  As of October 30, 2009, $144.4 million is outstanding on the term loan.  Outstanding borrowings bear interest equal to the LIBOR rate which has a weighted average interest rate of 0.91%.  As part of the Second Amendment, we have the option to request an increase to the term loan outstanding not to exceed $75.0 million.  No changes were made to existing financial covenants.

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

Credit Rating

Our credit rating by both Standard and Poor’s and Moody’s has remained consistent in fiscal 2009.  Standard and Poor’s credit rating is BBB- with an outlook of Stable.  Moody’s credit rating is Baa3 with a continued outlook of Stable.  These investment grade credit ratings provide us with greater flexibility to access financing on the open market as our business circumstances justify.

Advance Payments and Progress Billings

As part of the negotiation process associated with original equipment orders, there are generally advance payments obtained from our customers to support the procurement of inventory and other resources.  As of October 30, 2009, advance payments and progress billings were $321.6 million.  As orders are shipped or costs incurred, the advanced payments and progress billings are reclassified to revenue on the consolidated income statement.

Retiree Benefits

We sponsor pension plans in both the U.S. and other countries.  The significance of the funding requirements of these plans are largely dependent on the actual value of the plan assets, the investment returns on the plan assets, actuarial assumptions, including discount rates and most importantly, the impact of the Pension Protection Act of 2006 (“PPA”).  During fiscal 2009, we contributed $26.8 million to our worldwide pension plans compared to $58.7 million during fiscal 2008. We expect to make contributions of between $70 to $100 million to our U.S. plans and Non-U.S. plans in fiscal 2010.

Stock Repurchase Program

Under our share repurchase program, management is authorized to repurchase up to $2.0 billion in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011.  During fiscal 2009 and 2008, we have repurchased approximately $13.7 million of common stock representing 608,720 shares and $307.7 million of common stock representing 6,040,727 shares.  Given the current economic environment, we have set a priority for cash accumulation ahead of other discretionary uses of cash, including share repurchases, until either target cash reserves are established or until there is greater clarity in the market outlook.
.

Off-Balance Sheet Arrangements

We lease various assets under operating leases.  The aggregate payments under operating leases as of October 30, 2009 are disclosed in the table of Disclosures about Contractual Obligations and Commercial Commitments below.  No significant changes to lease commitments have occurred during fiscal 2009.  We have no other off-balance sheet arrangements.

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of October 30, 2009:

		Less Than	1 - 3	3 - 5	More than
In thousands	Total	1 Year	Years	Years	5 Years
Long Term Debt	$930,666	$42,444	$177,253	$49,875	$661,094

Capital Lease Obligations	1,801	950	788	63	-

Purchase Obligations	11,392	6,303	5,077	12	-

Operating Leases	58,585	18,083	22,208	9,260	9,034

	$1,002,444	$67,780	$205,326	$59,210	$670,128

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on long-term debt obligations.  The interest rate environment causes volatility in our variable rate borrowings and affects the value of our fixed rate debt.  We manage this risk through the use of a combination of fixed and variable rate debt (See Note 4 – Borrowings and Credit Facilities).  At October 30, 2009 we were not party to any interest rate derivative contracts.

Commodity Price Risk

We purchase certain raw materials, including steel and copper, which are subject to price volatility caused by systematic risks.  Although future movements in raw material prices are unpredictable, we manage this risk through periodic purchases of raw materials and passing on some or all of the price increases to our customers.  At October 30, 2009, we were not a party to any commodity forward contracts.

Foreign Currency Risk

Most of our foreign subsidiaries use local currencies as their functional currency.  For consolidation purposes, assets and liabilities are translated at month-end exchange rates.  Items of income and expense are translated at average exchange rates.  Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity.  Gains (losses) arising from foreign currency transactions are included in determining net income (loss).  During fiscal 2009, we realized a gain of $.4 million arising from foreign currency transactions.  Foreign exchange derivatives at October 30, 2009 were in the form of forward exchange contracts executed over the counter.  There is a concentration of these contracts held with Bank of America, N.A. which maintains an investment grade rating.

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

The fair value of our forward exchange contracts at October 30, 2009 is analyzed in the following table of dollar equivalent terms:

	Fair Value
In thousands	Buy	Sell

Australian Dollar	$1,391	$16
Brazilian Real	(32)	91
British Pound Sterling	(2,830)	186
Canadian Dollar	(222)	-
Chilean Peso	684	(5,082)
Chinese Yuan	(366)	-
Euro	(46)	160
Hungarian Forint	(25)	4
Indian Rupee	81	(7)
Polish Zloty	(87)	8
Russian Ruble	-	(335)
South African Rand	649	20
U.S. Dollar	(715)	1,541

Total	$(1,518)	$(3,398)

The following tables present our forward exchange contract balances with an aggregate notional amount greater than $5.0 million.

Exchange Rate Sensitivity Table as of: 10/30/09
Expected Maturity or Transaction Date (000,s)

$US Functional Currency:
Forward Exchange	10/30/2009	1/30/2010	5/1/2010	7/31/2010	There-		Fair
Agreements	1/29/2010	4/30/2010	7/30/2010	10/29/2010	after	Total	Value

Accounts Receivable
Pay CLP Receive USD
Contract Amount	$0	$0	$0	$26,531	$0	$26,531	$(5,088)
Average Rate	0.0000	0.0000	0.0000	624.8009	0.0000	624.8009

Intercompany Debt
Receive BRL Pay USD
Contract Amount	$(11,843)	$0	$0	$0	$0	$(11,843)	$131
Average Rate	1.7645	0.0000	0.0000	0.0000	0.0000	1.7645

3rd Party Receipts
Pay USD Receive GBP
Contract Amount	$12,033	$15,581	$29,358	$1,462	$2,109	$60,543	$494
Average Rate	1.6170	1.6517	1.6460	1.6580	1.6538	1.6423

Pay GBP Receive AUD
Contract Amount	$5,696	$3,644	$0	$0	$0	$9,340	$243
Average Rate	1.7095	1.7191	0.0000	0.0000	0.0000	1.7132

3rd Party Payables
Receive EUR Pay USD
Contract Amount	$0	$(12,180)	$0	$(593)	$0	$(12,773)	$(24)
Average Rate	0.0000	1.4744	0.0000	1.4833	0.0000	1.4748

Forecasted 3rd Party Payables
Receive AUD Pay USD
Contract Amount	$0	$(13,206)	$0	$0	$0	$(13,206)	$119
Average Rate	0.0000	0.8960	0.0000	0.0000	0.0000	0.8960

Receive CLP Pay USD
Contract Amount	$(11,163)	$0	$0	$0	$0	$(11,163)	$690
Average Rate	564.3692	0.0000	0.0000	0.0000	0.0000	564.3692

Receive CNY Pay USD
Contract Amount	$(10,015)	$(3,237)	$0	$0	$0	$(13,252)	$(366)
Average Rate	6.5833	6.7300	0.0000	0.0000	0.0000	6.6192

Intercompany Payables
Receive GBP Pay USD
Contract Amount	$(15,785)	$(21,159)	$(4,965)	$0	$(7,781)	$(49,690)	$(2,000)
Average Rate	1.8963	1.6641	1.6870	0.0000	1.6598	1.7395

Receive AUD Pay USD
Contract Amount	$(19,251)	$0	$(1,632)	$0	$0	$(20,883)	$319
Average Rate	0.9073	0.0000	0.7621	0.0000	0.0000	0.8960

Receive USD Pay ZAR
Contract Amount	$(14,343)	$(9,757)	$(3,200)	$0	$0	$(27,300)	$(41)
Average Rate	7.9615	7.9184	7.6697	0.0000	0.0000	7.9119

Item 8.  Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included with Item 15 of this Form 10-K beginning on page F-1.

Unaudited Quarterly Financial Data

The following table sets forth certain unaudited quarterly financial data for our fiscal years ended October 30, 2009, and October 31, 2008.

	2009 Fiscal Quarter Ended
(In thousands except per share amounts)	January 30	May 1	July 31	October 30

Net sales	$754,896	$923,500	$956,390	$963,528
Gross profit	241,105	295,293	304,421	311,981
Operating income	135,240	188,065	194,905	184,102
Net income	85,740	120,541	124,344	124,025
Basic Earnings Per Share:
Net income	$0.84	$1.18	$1.21	$1.21
Diluted Earnings Per Share:
Net income	$0.83	$1.17	$1.21	$1.20
Dividends Per Share	$0.175	$0.175	$0.175	$0.175

	2008 Fiscal Quarter Ended
(In thousands except per share amounts)	February 1	May 2	August 1	October 31
		(1)	(2)	(3)
Net sales	$640,329	$843,133	$903,769	$1,031,703
Gross profit	211,899	222,226	245,971	309,909
Operating income	111,171	114,255	133,619	192,159
Net income	71,052	72,108	113,079	118,039
Basic Earnings Per Share:
Net income	$0.66	$0.67	$1.04	$1.12
Diluted Earnings Per Share:
Net income	$0.65	$0.66	$1.03	$1.11
Dividends Per Share	$0.15	$0.15	$0.15	$0.175

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

 Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 30, 2009.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 9B.  Other Information

None

PART III

Item 10.  Directors and Executive Officers of the Registrant

We incorporate by reference herein the sections entitled “ELECTION OF DIRECTORS,” “BOARD OF DIRECTORS; AUDIT COMMITTEE FINANCIAL EXPERT” and “OTHER INFORMATION--Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be mailed to stockholders in connection with our 2010 annual meeting.

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

Item 11.  Executive Compensation

We incorporate by reference herein the section entitled “EXECUTIVE COMPENSATION” in our Proxy Statement to be mailed to stockholders in connection with our 2010 annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management

We incorporate by reference herein the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in our Proxy Statement to be mailed to stockholders in connection with our 2010 annual meeting.

Item 13.  Certain Relationships and Related Transactions

We incorporate by reference herein the section entitled “EXECUTIVE COMPENSATION – Related Party Transactions” in our Proxy Statement to be mailed to stockholders in connection with our 2010 annual meeting.

Item 14.  Principal Accountant Fees and Services

We incorporate by reference herein the section entitled “AUDITORS, AUDIT FEES AND AUDITOR INDEPENDENCE” in our Proxy Statement to be mailed to stockholders in connection with our 2010 annual meeting.

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

2.1
Purchase Agreement by and among Joy Global Inc., NES Group, Inc. and N.E.S. Investment Co. (incorporated by reference to Exhibit 2.1 to current report of Joy Global Inc. on Form 8-K dated January 11, 2008, File No. 001-09299).]

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

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Joy Global Inc. dated July 15, 2002 (incorporated by reference to Exhibit 3(a) to report of Joy Global Inc. on Form 10-Q for the quarter ended August 3, 2002, File No. 001-09299).

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

4.3
Indenture, dated as of November 10, 2006, among Joy Global Inc. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.3 to current report of Joy Global Inc. on Form 8-K dated November 16, 2006, File No. 001-09299).

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

10.2	Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to report of Joy Global Inc. on Form 10-Q for the quarter ended April 27, 2007, File No. 001-09299).
10.3
Form of Nonqualified Stock Option Agreement, dated December 3, 2007, between the registrant and each of its executive officers in connection with the nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan. (incorporated by reference to Exhibit 10.2 to report of Joy Global Inc. on Form 10-Q for the quarter ended May 2, 2008, File No. 001-09299).

10.4
Form of Restricted Stock Unit Award Agreement, dated December 3, 2007, between the registrant and each of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to report of Joy Global Inc. on Form 10-Q for the quarter ended May 2, 2008, File No. 001-09299).

10.5
Form of Performance Share Agreement, dated December 3, 2007, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to report of Joy Global Inc. on Form 10-Q for the quarter ended May 2, 2008, File No. 001-09299).

10.6
Form of Nonqualified Stock Option Agreement, dated December 8, 2008, between the registrant and each of its executive officers in connection with the nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan. (incorporated by reference to Exhibit 10.1 to report of Joy Global Inc. on Form 10-Q for the quarter ended January 30, 2009, File No. 001-09299).

10.7
Form of Performance Share Agreement, dated December 8, 2008, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to report of Joy Global Inc. on Form 10-Q for the quarter ended January 30, 2009, File No. 001-09299).

10.8
Form of Restricted Stock Unit Award Agreement, dated December 8, 2008, between the registrant and ach of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to report of Joy Global Inc. on Form 10-Q for the quarter ended January 30, 2009, File No. 001-09299).

10.9
Form of IRC Section 409A Amendments to Performance Share Agreements, dated December 23, 2008 (incorporated by reference to Exhibit 10.4 to report of Joy Global Inc. on Form 10-Q for the quarter ended January 30, 2009, File No. 001-09299.

10.10
Form of IRC Section 409A Amendments to Restricted Stock Unit Award Agreements, dated December 23, 2008 (incorporated by reference to Exhibit 10.5 to report of Joy Global Inc. on Form 10-Q for the quarter ended January 30, 2009, File No. 001-09299).

10.11
Form of Restricted Stock Unit Award Agreement, dated March 4, 2008, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to report of Joy Global Inc. on Form 10-Q for the quarter ended May 2, 2008, File No. 001-09299).

10.12
Form of Restricted Stock Unit Award Agreement, dated February 24, 2009, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to report of Joy Global Inc. on Form 10-Q for the quarter ended May 1, 2009, File No. 001-09299).

10.13
Termination and Release Agreement between the Company and James H. Woodward, dated March 17, 2008 (incorporated by reference to Exhibit 10.1 to current report of Joy Global Inc. on Form 8-K/A dated March 24, 2008, File No. 001-09299).

10.14
Letter Agreement with James H. Tate regarding compensation arrangements in connection with appointment as Chief Financial Officer, reached March 26, 2008 (incorporated by reference to Exhibit 10.2 to current report of Joy Global Inc. on Form 8-K/A dated March 31, 2008, File No. 001-09299).

10.15	Letter Agreement with James H. Tate regarding compensation arrangements in connection with his resignation as acting Chief Financial Officer, dated December 9, 2008.
10.16
Letter Agreement with Randal W. Baker, dated November 19, 2009, regarding the terms of his employment as Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of P&H Mining Equipment.

10.17
Termination and Release Agreement between the Company and Mark E. Readinger, dated March 5, 2009 (incorporated by reference to Exhibit 10.2 to report of Joy Global Inc. on Form 10-Q for the quarter ended May 1, 2009, File No. 001-09299).

10.18
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

10.19
First Amendment to Credit Agreement dated as of November 10, 2006 and entered into among Joy Global Inc., as Borrower, the lenders listed therein, as Lenders, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 4.1 to current report of Joy Global Inc. on Form 8-K dated November 16, 2006, File No. 001-09299).

10.20
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
Form 10-K Item 8 and Items 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements
And Financial Statement Schedule

The following Consolidated Financial Statements of Joy Global Inc. and the related Reports of Independent Registered Public Accounting Firm are included in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules:

Page in This
Item 15(a) (1):	Form 10-K

Reports of Independent Registered Public Accounting Firm	F-2, F-3

Management's Report on Internal Control Over Financial Reporting	F-4

Consolidated Statement of Income for the fiscal years ended October 30,
2009, October 31, 2008 and October 26, 2007	F-5

Consolidated Balance Sheet at October 30, 2009 and October 31, 2008	F-6, F-7

Consolidated Statement of Cash Flows for the fiscal years ended October 30,
2009, October 31, 2008 and October 26, 2007	F-8

Consolidated Statement of Shareholders' Equity for the fiscal years
ended October 30, 2009, October 31, 2008 and October 26, 2007	F-9

Notes to Consolidated Financial Statements	F-10

The following Consolidated Financial Statement schedule of Joy Global Inc. is included in Item 15(a)(2):

Schedule II. Valuation and Qualifying Accounts	F-50

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Joy Global Inc.

We have audited the accompanying consolidated balance sheets of Joy Global Inc. as of October 30, 2009 and October 31, 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 30, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joy Global Inc. at October 30, 2009 and October 31, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 30, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Joy Global Inc.’s internal control over financial reporting as of October 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
December 22, 2009

Report of Independent Registered Public Accounting Firm on Internal
Control Over Financial Reporting

The Board of Directors and Shareholders
Joy Global Inc.

We have audited Joy Global Inc.’s internal control over financial reporting as of October 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Joy Global Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, Joy Global Inc. maintained, in all material respects, effective internal control over financial reporting as of October 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Joy Global Inc. and our report dated December 22, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
December 22, 2009

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

 Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of October 30, 2009.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Joy Global Inc.
Consolidated Statement of Income
(In thousands, except share data)

	Fiscal Years Ended
	October 30,	October 31,	October 26,
	2009	2008	2007

Net sales	$3,598,314	$3,418,934	$2,547,322

Cost of sales	2,445,514	2,428,929	1,720,634
Product development, selling
and administrative expenses	454,522	441,527	358,538
Other income	(4,034)	(2,726)	(5,125)
Operating income	702,312	551,204	473,275

Interest income	7,485	12,539	6,965
Interest expense	(32,217)	(34,237)	(31,909)
Reorganization items	5,060	(2,419)	728

Income from continuing operations
before income taxes	682,640	527,087	449,059

Provision for income taxes	(227,990)	(153,950)	(169,275)

Income from continuing operations	454,650	373,137	279,784

Income from discontinued operations,
net of income taxes	-	1,141	-

Net income	$454,650	$374,278	$279,784

Basic earnings per share:
Income from continuing operations	$4.44	$3.47	$2.54
Income from discontinued operations	-	.01	-
Net income	$4.44	$3.48	$2.54

Diluted earnings per share:
Income from continuing operations	$4.41	$3.44	$2.51
Income from discontinued operations	-	.01	-
Net income	$4.41	$3.45	$2.51

Dividends per share	$0.70	$0.625	$0.60
Weighted average shares outstanding:
Basic	102,450	107,472	110,354
Diluted	103,104	108,425	111,630

Joy Global Inc.
Consolidated Balance Sheet
(In thousands, except share data)

	October 30,	October 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$471,685	$201,575
Accounts receivable, net	580,629	632,194
Inventories	769,783	805,244
Other current assets	127,930	99,116
Total Current Assets	1,950,027	1,738,129

Property, Plant and Equipment:
Land and improvements	24,971	23,395
Buildings	119,654	94,220
Machinery and equipment	455,894	385,656
	600,519	503,271
Accumulated depreciation	(253,461)	(214,270)
Total Property, Plant and Equipment	347,058	289,001

Other Assets:
Other intangible assets, net	187,037	195,033
Goodwill	127,732	124,994
Deferred income taxes	332,474	255,313
Other non-current assets	63,951	41,843
Total Other Assets	711,194	617,183

Total Assets	$3,008,279	$2,644,313

Joy Global Inc.
Consolidated Balance Sheet
(In thousands, except share data)

	October 30,	October 31,
	2009	2008
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Short-term notes payable, including current
portion of long-term obligations	$19,791	$26,460
Trade accounts payable	206,770	291,779
Employee compensation and benefits	116,149	110,007
Advance payments and progress billings	321,629	491,675
Accrued warranties	58,947	46,621
Other accrued liabilities	203,498	173,809
Total Current Liabilities	926,784	1,140,351

Long-term Obligations	523,890	540,967

Other Non-current Liabilities:
Liabilities for postretirement benefits	27,817	31,322
Accrued pension costs	576,140	286,057
Other	139,909	113,142
Total Other Non-current Liabilities	743,866	430,521

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock, $1 par value
(authorized 150,000,000 shares; 126,285,641 and
125,972,010 shares issued at October 30,
2009 and October 31, 2008, respectively.)	126,286	125,972
Capital in excess of par value	943,046	904,642
Retained earnings	1,333,254	950,697
Treasury stock (23,264,439 and 17,223,712 shares, respectively)	(1,116,623)	(1,102,917)
Accumulated other comprehensive loss	(472,224)	(345,920)
Total Shareholders' Equity	813,739	532,474

Total Liabilities and Shareholders' Equity	$3,008,279	$2,644,313

Joy Global Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Fiscal Years Ended
	October 30,	October 31,	October 26,
Operating Activities:	2009	2008	2007
Net income	$454,650	$374,278	$279,784
Add (deduct) - items not affecting cash:
Gain on sale of discontinued operations	-	(1,141)	-
Depreciation and amortization	58,570	71,423	48,806
Increase (decrease) in deferred income taxes, net
of change in valuation allowance	(2,144)	(17,486)	101,963
Change in long-term accrued pension costs	(10,602)	(38,950)	23,718

Other, net	3,096	(7,285)	(18,282)
Changes in Working Capital Items:
Decrease (increase) in accounts receivable, net	108,859	(43,973)	(93,902)
Decrease (increase) in inventories	77,872	(136,646)	(73,279)
Decrease (increase) in other current assets	20,005	(47,876)	2,158
(Decrease) increase in trade accounts payable	(101,455)	81,905	(11,532)
Increase (decrease) in employee compensation and benefits	1,033	49,037	(24,234)
(Decrease) increase in advance payments and progress billings	(210,276)	214,527	121,996
Increase in other accrued liabilities	52,353	79,472	24,798
Net cash provided by operating activities	451,961	577,285	381,994
Investment Activities:
Acquisition of businesses, net of cash acquired	(11,184)	(255,574)	(13,186)
Property, plant and equipment acquired	(94,128)	(84,205)	(51,194)
Proceeds from sale of property, plant and equipment	1,779	2,184	1,760
Other, net	(481)	8,930	299
Net cash used by investment activities	(104,014)	(328,665)	(62,321)
Financing Activities:

Share-based payment awards	3,953	30,341	19,038
Dividends paid	(71,596)	(67,426)	(66,158)
Issuance of senior notes	-	-	394,874
(Decrease) increase in short-term notes payable	(7,343)	4,697	(4,791)
(Payments) borrowings on long-term obligations, net	(18,869)	160,946	(97,439)
Financing fees	-	(1,495)	(976)
Purchase of treasury stock	(13,706)	(307,706)	(499,673)
Net cash used by financing activities	(107,561)	(180,643)	(255,125)
Effect of Exchange Rate Changes on Cash and
Cash Equivalents	29,724	(39,650)	7,446
Increase in Cash and Cash Equivalents	270,110	28,327	71,994
Cash and Cash Equivalents at Beginning of Year	201,575	173,248	101,254
Cash and Cash Equivalents at End of Year	$471,685	$201,575	173,248
Supplemental cash flow information:
Interest paid	$31,233	$31,564	$20,461
Income taxes paid	194,341	110,050	69,948

Joy Global Inc.
Consolidated Statement of Shareholders’ Equity
(In thousands, except per share data)

						Accumulated
						Other
	Common Stock		Excess of		Treasury	Comprehensive
	Shares	Amount	Par Value	Earnings	Stock	Income (Loss)	Total
Balance at October 28, 2006	123,689	$123,689	$847,475	$431,310	$(295,538)	$(187,307)	$919,629
Comprehensive income:
Net income	-	-	-	279,784	-	-	279,784
Change in additional minimum pension liability, net of taxes	-	-	-	-	-	163,975	163,975
Derivative instrument fair market value adjustment, net of taxes	-	-	-	-	-	2,285	2,285
Currency translation adjustment	-	-	-	-	-	43,781	43,781
Total comprehensive income							489,825
Impact of FAS No. 158 adoption, net of taxes	-	-	-	-	-	(136,381)	(136,381)
Treasury stock purchased	-	-	-	-	(499,673)	-	(499,673)
Stock based compensation expense	-	-	10,647	-	-	-	10,647
Deferred tax adjustment	-	-	513	-	-	-	513
Dividends ($ 0.60 per share)	-	-	522	(66,680)	-	-	(66,158)
Issuance of performance units, deferred performance units and
restricted stock	441	441	(13,977)	-	-	-	(13,536)
Exercise of stock options	776	776	11,160	-	-	-	11,936
Tax benefit from share based payment awards	-	-	7,192	-	-	-	7,192
Balance at October 26, 2007	124,906	$124,906	$863,532	$644,414	$(795,211)	$(113,647)	$723,994

Comprehensive income (loss):
Net income	-	-	-	374,278	-	-	374,278
Change in pension liability, net of taxes	-	-	-	-	-	(87,859)	(87,859)
Derivative instrument fair market value adjustment, net of taxes	-	-	-	-	-	(23,454)	(23,454)
Currency translation adjustment	-	-	-	-	-	(120,960)	(120,960)
Total comprehensive income							142,005
Treasury stock purchased	-	-	-	-	(307,706)	-	(307,706)
Stock based compensation expense	-	-	13,738	-	-	-	13,738
Dividends ($ 0.625 per share)	-	-	356	(67,782)	-	-	(67,426)
Issuance of performance units, deferred performance units and
restricted stock	202	202	(2,463)	-	-	-	(2,261)
Exercise of stock options	864	864	17,468	-	-	-	18,332
Tax benefit from share based payment awards	-	-	12,011	-	-	-	12,011
Impact of FIN 48 adoption	-	-	-	(213)	-	-	(213)
Balance at October 31, 2008	125,972	$125,972	$904,642	$950,697	$(1,102,917)	$(345,920)	$532,474

Comprehensive income (loss):
Net income	-	-	-	454,650	-	-	454,650
Change in pension liability, net of taxes	-	-	-	-	-	(222,696)	(222,696)
Derivative instrument fair market value adjustment, net of taxes	-	-	-	-	-	19,412	19,412
Currency translation adjustment	-	-	-	-	-	76,980	76,980
Total comprehensive income							328,346
Treasury stock purchased	-	-	-	-	(13,706)	-	(13,706)
Stock based compensation expense	-	-	18,676	-	-	-	18,676
Dividends ($ 0.70 per share)	-	-	497	(72,093)	-	-	(71,596)
Issuance of performance units, deferred performance units and
restricted stock	154	154	(2,220)	-	-	-	(2,066)
Deferred tax adjustment	-	-	10,491	-	-	-	10,491
Exercise of stock options	160	160	2,620	-	-	-	2,780
Tax benefit from share based payment awards	-	-	8,340	-	-	-	8,340
Balance at October 30, 2009	126,286	$126,286	$943,046	$1,333,254	$(1,116,623)	$(472,224)	$813,739

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

1.	Description of Business

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

Use of Estimates - The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could differ from those estimates.

Cash Equivalents - All highly liquid investments with original maturities of three months or less when issued are considered cash equivalents.  These primarily consist of money market funds and to a lesser extent, certificates of deposit and commercial paper.  Cash equivalents were $201.7 million and $65.8 million at October 30, 2009 and October 31, 2008, respectively.

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

Property, Plant and Equipment - Property, plant and equipment are stated at historical cost.  Expenditures for major renewals and improvements are capitalized, while maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred.  For financial reporting purposes, plant and equipment are depreciated primarily by the straight-line method over the estimated useful lives of the assets which generally range from 5 to 20 years for improvements, from 20 to 50 years for buildings, from 3 to 15 years for machinery and equipment and 3 to 5 years for software.  Depreciation expense was $49.3 million, $48.8 million and $39.9 million for fiscal 2009, 2008, and 2007, respectively.  Depreciation claimed for income tax purposes is computed by accelerated methods.

Impairment of Long-Lived Assets – We assess the realizability of our held and used long-lived assets and to evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows related to such assets are less than the carrying value.  If an impairment is determined to exist, any related impairment loss is calculated based on the fair value of the asset compared to its carrying value.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

Goodwill and Intangible Assets - Intangible assets include drawings, patents, trademarks, technology, customer relationships and other specifically identifiable assets.  Indefinite-lived intangible assets are not being amortized.  Assets not subject to amortization are evaluated for impairment annually or more frequently if events or changes occur that suggest impairment in carrying value.  Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method.  Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination.  Goodwill is tested for impairment using the two step approach, in accordance with Accounting Standards Codification (“ASC”) No. 350, “Goodwill and Other.”  Goodwill is assigned to specific reporting units, which we have identified as our operating segments, and tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill.  The fair value of goodwill is established using the discounted cash flow method and market approach.  We performed our goodwill impairment testing in the fourth quarter of fiscal 2009 and no impairment was identified.

Risks and Uncertainties - As of October 30, 2009, we employed 11,300 employees worldwide, with 5,300 employed in the United States.  Collective bargaining agreements or similar type arrangements cover 36% of our U.S. workforce and 30% of our international employees. In Fiscal 2010, collective bargaining agreements are to expire for 13% of our employees with the largest covering the International Association of Machinists (“IAM”) at our facility in Franklin, Pennsylvania and the MinePro Chile Workers Union at our facilities in Chile.

Foreign Currency Translation - Exchange gains or losses incurred on transactions conducted by one of our operations in a currency other than the operation’s functional currency are normally reflected in cost of sales in our Consolidated Statement of Income.  An exception is made where the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future, in which case the transaction gain or loss is included in shareholders’ equity as an element of accumulated other comprehensive income (loss).  Assets and liabilities of international operations that have a functional currency that is not the U.S. dollar are translated into U.S. dollars at year-end exchange rates and revenue and expense items are translated using weighted average exchange rates.  Any adjustments arising on translations are included in shareholders’ equity as an element of accumulated other comprehensive income (loss).  Assets and liabilities of operations which have the U.S. dollar as their functional currency (but which maintain their accounting records in local currency) have their values remeasured into U.S. dollars at year-end exchange rates, except for non-monetary items for which historical rates are used.  Exchange gains or losses arising on remeasurement of the values into U.S. dollars are recognized in cost of sales.  Pre-tax foreign exchange gains included in operating income were $0.4 million, $3.3 million, and $4.3 million in fiscal 2009, 2008, and 2007, respectively.

Foreign Currency Hedging and Derivative Financial Instruments - We enter into derivative contracts, primarily foreign currency forward contracts, to protect against fluctuations in exchange rates.  These contracts are for committed transactions, and receivables and payables denominated in foreign currencies and not for speculative purposes.  ASC No. 815, “Derivative and Hedging,” requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value, if certain designation and documentation requirements are established at hedge inception.  Any changes in fair value of these instruments are recorded in the income statement as cost of sales or in the balance sheet as other comprehensive income (loss).

Revenue Recognition - We recognize revenue on aftermarket products and services when the following criteria are satisfied: persuasive evidence of an arrangement exists, product delivery and title transfer has occurred or the services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.  We recognize revenue on long-term contracts, such as for the manufacture of mining shovels, drills, draglines, roof support systems and conveyor systems, using either the percentage-of-completion or inventory sales method. We generally recognize revenue using the percentage-of-completion method for original equipment that requires a minimum of six months to produce.  When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.  Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values.  Estimated losses are recognized in full when identified.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

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

In limited circumstances, we have customer agreements that are multiple element arrangements as defined by ASC No. 605-25, “Multiple-Element Arrangements.”  The agreements are assessed for multiple elements based on the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered item and the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.  Revenue is then allocated to each identified unit of accounting based on our estimate of their relative fair values.

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

Comprehensive Income (Loss) – ASC No. 220, “Comprehensive Income,” requires the reporting of comprehensive income in addition to net income.  Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income.  We have chosen to report Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) which encompasses net income, foreign currency translation, unrecognized pension obligations, and unrealized gain (loss) on derivatives in the Consolidated Statement of Shareholders’ Equity.  Accumulated other comprehensive loss consists of the following:

	October 30,	October 31,	October 26,
In millions	2009	2008	2007

Unrecognized pension and other postretirement obligations	$(500.6)	$(278.0)	$(190.1)
Unrealized (loss) gain on derivatives	(0.6)	(19.9)	3.5
Foreign currency translation	29.0	(48.0)	73.0

Accumulated other comprehensive loss	$(472.2)	$(345.9)	$(113.6)

The unrecognized pension and other postretirement obligation is net of a $125.6 million, $47.3 and $17.6 million income tax benefit as of October 30, 2009, October 31, 2008 and October 26, 2007, respectively.  Unrealized (loss) gain on derivatives is net of $(0.3) million, $(11.9) million, and $2.3 million of income tax effects at October 30, 2009, October 31, 2008 and October 26, 2007, respectively.

Sales Incentives - In accordance with ASC No. 605-50, “Customer Payments and Incentives,” we account for cash consideration (such as sales incentives and cash discounts) given to our customers or resellers as a reduction of net sales.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

Allowance for Doubtful Accounts - We establish an allowance for doubtful accounts on a specific account identification basis through a review of several factors, including the aging status of our customers, financial condition of our customers, and historical collection experience.

Shipping and Handling Fees and Costs - We account for shipping and handling fees and costs in accordance with ASC No. 605-45, “Principal Agent Considerations.”  Under ASC No. 605-45, amounts billed to a customer in a sale transaction related to shipping costs are reported as net sales and the related costs incurred for shipping are reported as cost of sales.

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

Research and Development Expenses - Research and development costs are expensed as incurred.  Such costs incurred in the development of new products or significant improvements to existing products amounted to $22.3 million, $16.4 million and $11.5 million for fiscal 2009, 2008, and 2007, respectively.

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

Accounting For Share-Based Compensation – We account for awards of stock in accordance with ASC No. 718, “Compensation – Stock Compensation.”  ASC No. 718 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  Compensation expense is recognized using the straight-line method over the vesting period of the award.

New Accounting Pronouncements - In October 2009, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, this ASU addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This guidance will be effective for us in the beginning of the first quarter of fiscal 2011 (October 30, 2010) and, when adopted, will change our accounting treatment for multiple-element revenue arrangements on a prospective basis.

In June 2009, FASB issued ASU No. 2009-01, “Topic 105 – Generally Accepted Accounting Principles – amendments based on - Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. This statement was effective for us in the fourth quarter of fiscal 2009. The FASB Accounting Standard Codification is the source of authoritative U.S. GAAP recognized by the FASB.  The adoption of this statement did not have a significant impact on our financial statements.

In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This statement is effective for us in fiscal 2011. We are assessing the potential impact that the adoption on SFAS No. 167 will have on our financial statements.

In May 2009, FASB issued ASC No. 855, Subsequent Events. ASC No. 855 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard requires disclosures of the date through which the company has evaluated subsequent events and whether such date represents the date the financial statements were issued or were available to be issued.  ASC No. 855 was effective for us in the beginning of the third quarter of fiscal 2009. Refer to Note 20, “Subsequent Events,” for disclosure of our subsequent events for the current reporting period.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

In December 2007, FASB issued ASC No. 805, Business Combinations.  ASC No. 805 requires the measurement at fair value of assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as of the acquisition date.  ASC No. 805 also requires that acquisition related costs and costs to restructure the acquiree be expensed as incurred.   ASC No. 805 becomes effective for us beginning in fiscal 2010.

In December 2007, FASB issued ASC No. 810, Consolidation.  The objective of ASC No. 810 is to improve the transparency and comparability of financial information that is provided as it relates to a parent and noncontrolling interests.  ASC No. 810 requires clear identification of ownership interests in subsidiaries held by other parties and the amount of consolidated net income attributable to the parent and other parties.  The codification also requires changes in parent ownership interests to be accounted for consistently, while the parent retains its controlling interest in the subsidiary. ASC No. 810 becomes effective for us beginning in fiscal 2010.  We are currently evaluating the adoption of ASC No. 810 to determine the effect on our financial statements and related disclosures.

In February 2007, FASB issued ASC No. 825, Financial Instruments.  ASC No. 825 permits entities to choose to measure many financial instruments and certain other items at fair value.  ASC No. 825 was effective for us beginning in fiscal 2009.  The adoption of ASC No. 825 did not have a significant effect on our financial statements and related disclosures.

3.	Goodwill and Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of October 30, 2009 and October 31, 2008, were as follows:

		October 30, 2009		October 31, 2008
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
In thousands	Period	Amount	Amortization	Amount	Amortization
Finite lived other intangible assets:
Engineering drawings	6 years	$2,900	$(1,571)	$2,900	$(1,088)
Customer relationships	20 years	105,200	(12,754)	105,200	(7,127)
Backlog	1 year	16,389	(16,132)	15,089	(15,007)
Non-compete agreements	5 years	5,800	(3,419)	5,800	(2,435)
Patents	17 years	21,123	(6,851)	21,118	(5,853)
Unpatented technology	31 years	1,235	(283)	1,236	(200)
Subtotal	17 years	152,647	(41,010)	151,343	(31,710)

Indefinite lived other intangible assets:
Trademarks		75,400	-	75,400	-

Total other intangible assets		$228,047	$(41,010)	$226,743	$(31,710)

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

Changes in the carrying amount of goodwill in fiscal 2009 are as follows:

	Underground	Surface
	Mining	Mining	Crushing &
In thousands	Machinery	Equipment	Conveying	Consolidated

Balance as of October 26, 2007	$7,018	$9,766	$-	$16,784

Goodwill acquired during the year	-	-	111,796	111,796
Translation adjustments	-	(2,443)	(1,143)	(3,586)

Balance as of October 31, 2008	7,018	7,323	110,653	124,994

Goodwill acquired during the year	3,911	-		3,911
Translation adjustments and other	(4,206)	2,535	498	(1,173)

Balance as of October 30, 2009	$6,723	$9,858	$111,151	$127,732

Amortization expense for finite-lived intangible assets was $9.3 million, $16.2 million and $8.9 million, for fiscal 2009, 2008, and 2007, respectively.

Estimated future annual amortization expense is as follows:

In thousands
For the fiscal year ending:
2010	$8,347
2011	8,015
2012	7,218
2013	6,489
2014	6,386

4.	Borrowings and Credit Facilities

We have a $400.0 million unsecured revolving credit facility (“Credit Agreement”) which expires November 10, 2011. Outstanding borrowings bear interest equal to the London Interbank Offered Rate (“LIBOR”)  (defined as applicable LIBOR rate for the equivalent interest period plus 0.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.5%) at our option.  We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating.  The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage.  The Credit Agreement also restricts payments of dividends or other return of capital based on the consolidated leverage ratio.  At October 30, 2009, we were in compliance with all financial covenants in the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

At October 30, 2009, there were no direct borrowings under the Credit Agreement.  Outstanding letters of credit issued under the Credit Agreement, which count toward the $400.0 million credit limit, totaled $156.1 million.  At October 30, 2009, there was $243.9 million available for borrowings under the Credit Agreement.
.
The Continental acquisition was funded in part through a new $175.0 million term loan supplement to our existing Credit Agreement (“Second Amendment”).  The Second Amendment calls for quarterly principal payments of 2.5% of the initial term loan through October 31, 2011, at which time the remaining outstanding principal equal to 62.5% of the initial term loan is due.  As of October 30, 2009, $144.4 million is outstanding on the term loan.  Outstanding borrowings bear interest equal to the LIBOR rate which has a weighted average interest rate of 0.91%.  As part of the Second Amendment, we have the option to request an increase to the term loan outstanding not to exceed $75.0 million.  No changes were made to existing financial covenants.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

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

Direct borrowings and capital lease obligations consisted of the following:

	October 30,	October 31,
In thousands	2009	2008

Domestic:
6.0% Senior Notes due 2016	$247,366	$247,073
6.625% Senior Notes to 2036	148,395	148,374
Term Loan	144,375	161,875
Capital leases and other	150	173

Foreign:
Capital leases and other	1,931	1,835
Short-term notes payable and bank overdrafts	1,464	8,097
	543,681	567,427
Less: Amounts due within one year	(19,791)	(26,460)

Long-term Obligations	$523,890	$540,967

The aggregate maturities of debt for credit agreements in place at October 30, 2009 consist of the following (in thousands):

2010	$19,791
2011	127,861
2012	212
2013	56
2014	-
Thereafter	395,761

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

5.	Income Taxes

The provision for income taxes included in the Consolidated Statement of Income consisted of the following:

In thousands	2009	2008	2007
Current provision
Federal	$106,304	$64,646	$17,247
State	19,056	15,843	9,930
Foreign	38,219	61,042	48,739
Total current	163,579	141,531	75,916

Deferred provision (benefit)
Federal	51,538	18,057	82,741
State	-	128	52
Foreign	12,873	(5,766)	10,566
Total deferred	64,411	12,419	93,359

Total provision for income taxes	$227,990	$153,950	$169,275

The Federal deferred provision includes $16.0 million, $16.0 million and $110.1 million, respectively, of net operating losses used in fiscal 2009, 2008 and 2007, respectively.  The foreign deferred provision includes $13.3 million, $1.8 million and $16.1 million, respectively, of net operating losses used in fiscal 2009, 2008 and 2007, respectively.    The Federal deferred provision also includes utilization of foreign tax credits of $12.2 million in fiscal 2009.  During fiscal 2009, we recognized $3.7 million of current tax benefit relating to a tax holiday in China.  The tax holiday will expire in 2012.

The domestic and foreign components of income from continuing operations before income taxes were as follows:

In thousands	2009	2008	2007
Domestic income	$433,332	$324,053	$263,680
Foreign income	249,308	203,034	185,379
Pre-tax income from continuing operations	$682,640	$527,087	$449,059

The reconciliation between the income tax provision recognized in our Consolidated Statement of Income and the income tax provision computed by applying the statutory Federal income tax rate to the income from continuing operations are as follows:

In thousands	2009	2008	2007
Income tax computed at Federal
statutory tax rate	$238,924	$184,880	$157,170
Sub-part F income and foreign
dividends	8,296	96,677	19,748
Differences in foreign and U.S.
tax rates	(20,456)	(18,713)	(13,858)
State income taxes, net of Federal
tax impact	12,394	11,581	4,101
Resolution of prior years' tax issues	(2,216)	11,049	1,890
Foreign tax credits and holidays	(11,800)	(139,512)	-
Valuation allowance	671	(3,495)	(1,281)
Other items, net	2,177	11,483	1,505
	$227,990	$153,950	$169,275

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

The components of the net deferred tax asset are as follows:

In thousands	2009	2008
Deferred tax assets:
Reserves not currently deductible	$-	$15,562
Employee benefit related items	238,646	156,248
Tax credit carryforwards	37,815	24,651
Tax loss carryforwards	161,702	180,031
Inventories	27,965	21,432
Other, net	22,173	8,744
Valuation allowance	(113,604)	(112,933)
Total deferred tax assets	374,697	293,735

Deferred tax liabilities:
Property, plant & equipment	16,724	23,557
Intangibles	68,700	51,736
Other, net	4,500	-
Total deferred tax liabilities	89,924	75,293
Net deferred tax asset	$284,773	$218,442

The net deferred tax assets are reflected in the accompanying balance sheets as follows:

In thousands	2009	2008

Current deferred tax assets	$58,890	$39,300
Long term deferred tax asset	332,474	255,313
Current deferred tax liability	-	-
Long term deferred tax liability	(106,591)	(76,171)
Net deferred tax asset	$284,773	$218,442
At October 30, 2009, we had general business tax credits of $4.9 million expiring in 2012 and 2013, alternative minimum tax credit carryforwards of $4.3 million, which do not expire, foreign tax credits of $26.7 million, which begin to expire at the end of 2016 and international tax credits of $1.9 million which have no expiration.

We have tax loss carryforwards consisting of a U.S. Federal operating loss carryforward of $120.0 million expiring in 2020 with a net tax benefit of $42.0 million; U.S. capital loss carryforwards of $19.4 million expiring in 2010 with a net tax benefit of $7.0 million; tax benefits related to U.S. state operating loss carryforwards of $106.5 million with various expiration dates; and tax benefits related to foreign carryforwards of $6.2 million with tax benefits of $4.4 million that have no expiration date and $1.8 million expiring in 2010 through 2016.

We have reviewed the realization of net operating losses, tax credits, and net other deferred tax assets in each statutory location in which we conduct our business and established valuation allowances against those net deferred tax assets whose realizability we have determined does not meet the more likely than not criteria of ASC No. 740, Income Taxes.  As such, valuation reserves have been established, which amounted to $7.0 million relating to U.S. capital loss carryforwards, $2.7 million relating to foreign operating loss carryforwards and $103.9 million relating to U.S. state operating loss carryforwards as of October 30, 2009.

Because our Plan of Reorganization provided for substantial changes in our ownership, there are annual limitations on all U.S. Federal net operating loss carryforwards remaining at October 30, 2009. The U.S. state limitations vary by taxing jurisdiction.

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

In addition, as it relates to the valuation allowances currently recorded that arose in pre-emergence years, our reorganization has resulted in a significantly modified capital structure by which ASC No. 852, Reorganizations,  requires us to apply fresh start accounting.  Under fresh start accounting, reversals of valuation allowances recorded against deferred tax assets that existed as of the emergence date will first reduce any excess reorganization value until exhausted, then other intangibles until exhausted, and thereafter are reported as additional paid in capital.  As of October 30, 2009, there were $68.0 million of valuation reserves against pre-emergence net operating loss carryforwards.  For fiscal 2008 the amount of valuation reserves reversed to additional paid in capital totaled $1.0 million.  During fiscal 2009, an adjustment of $10.5 million was made to paid in capital that related to a pre-bankruptcy item.

As of October 30, 2009, U.S. income taxes, net of foreign taxes paid or payable, have not been provided on the undistributed profits of foreign subsidiaries as all undistributed profits of foreign subsidiaries are deemed to be permanently reinvested outside of the U.S.  It is not practical to determine the United States Federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.  Such unremitted earnings of subsidiaries, which have been or are intended to be permanently reinvested were $442.3 million at October 30, 2009.

As of October 31, 2008, unrecognized tax benefits of approximately $4.2 million and $22.4 million were recorded in Other Current Liabilities and Other Non-Current Liabilities, respectively.  Additionally, unrecognized tax benefits of approximately $3.2 million were recorded in Other Non-Current Assets.  As of October 30, 2009, an unrecognized tax benefit of $22.1 million was recorded in Other Non-Current Liabilities, with no unrecognized tax benefit recorded in Other Current Liabilities.  Additionally, unrecognized tax benefits of $3.2 million were recorded in Other Non-Current Assets.  The net unrecognized tax benefit of $18.9 million would affect the effective tax rate if recognized.

In thousands	2009	2008
Balance, beginning of year	$23,381	$15,614
Settlements	(7,092)	-
Additions for current year tax positions	-	3,361
Additions for prior year tax positions	4,847	6,809
Reductions for prior year tax positions	(1,425)	(1,154)
Reductions for changes in judgments	(826)	(1,249)
Balance, end of year	$18,885	$23,381

As of October 30, 2009 and October 31, 2008, total interest and penalties of approximately $1.7 million and $1.9 million, respectively, were recorded as part of unrecognized tax benefits on the Consolidated Balance Sheet.

It is reasonably possible that the total amount of unrecognized tax benefit will decrease within the next twelve months by up to $4.1 million as a result of worldwide tax matter clarity and the lapse of statutes of limitations.

With respect to tax years subject to examination by the domestic taxing authorities, all years prior to and including fiscal 1999 are closed by statute with all subsequent years open due to the loss carryforward from fiscal 2000 and fiscal 2003 for U.S. Federal purposes.  The Internal Revenue Service has completed its examination of fiscal 2006 and fiscal 2007 that it began in fiscal 2009.  The examination resulted in an alternative minimum tax refund claim of $5.0 million.  This refund is subject to review by the Joint Committee of Taxation.  We expect the refund of this amount during fiscal 2010.  We have recorded the receivable in other current assets on our balance sheet.

Additionally, due to the existence of tax loss carryforwards, the same relative periods exist for U.S. State purposes although some earlier years also remain open.  From a non-domestic perspective, the major locations in which we conduct business are as follows:  United Kingdom – fiscal 2007 forward is open for examination; South Africa – fiscal 2004 forward is open for examination; Australia – fiscal 1997 forward remains open due to tax loss carryforwards; and Canada – fiscal 2007 forward is open for examination.  There are a number of smaller entities in other countries that generally have open tax years ranging from 3 to 5 years.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

6.	Accounts Receivable

Consolidated accounts receivable consisted of the following:

	October 30,	October 31,
In thousands	2009	2008

Trade receivables	$538,669	$544,270
Unbilled receivables (due within one year)	52,648	92,760
Allowance for doubtful accounts	(10,688)	(4,836)

	$580,629	$632,194

7.	Inventories

Consolidated inventories consisted of the following:

	October 30,	October 31,
In thousands	2009	2008

Finished goods	$513,055	$552,692
Work-in-process and purchased parts	173,850	134,905
Raw materials	82,878	117,647

	$769,783	$805,244

8.	Warranties

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

The following table reconciles the changes in the product warranty reserve:

In thousands	2009	2008
Balance, beginning of year	$46,621	$49,382
Accrual for warranty expensed during the year	41,517	31,748
Settlements made during the year	(32,669)	(31,665)
Change in liability for pre-existing warranties
during the year, including expirations	1,122	381
Effect of foreign currency translation	2,356	(5,986)
Acquisitions	-	2,761
Balance, end of year	$58,947	$46,621

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

9.	Earnings Per Share
The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations in accordance with ASC No. 260:

In thousands except per share amounts	2009	2008	2007

Numerator:
Income from continuing operations	$454,650	$373,137	$279,784
Income from discontinued operations	-	1,141	-
Net income	$454,650	$374,278	$279,784

Denominator:
Denominator for basic earnings per share -
Weighted average shares	102,450	107,472	110,354
Effect of dilutive securities:
Stock options, restricted stock units and
performance shares	654	953	1,276
Denominator for diluted earnings per share -
Adjusted weighted average shares and
assumed conversions	103,104	108,425	111,630

Basic earnings per share
Continuing operations	$4.44	$3.47	$2.54
Discontinued operations	-	.01	-
Net income	$4.44	$3.48	$2.54

Diluted earnings per share
Continuing operations	$4.41	$3.44	$2.51
Discontinued operations	-	.01	-
Net income	$4.41	$3.45	$2.51

10.	Retiree Benefits

Pension and Defined Contribution Benefit Plans

The Company and its subsidiaries have defined benefit, defined contribution, and government mandated pension plans covering substantially all employees.  Benefits from these plans are based on factors that include various combinations of years of service, fixed monetary amounts per year of service, employee compensation during the last years of employment, and the recipient’s social security benefit.  Our funding policy with respect to qualified plans is to contribute annually not less than the minimum required by applicable law and regulation nor more than the amount which can be deducted for income tax purposes.  We also have an unfunded nonqualified supplemental pension plan that is based on credited years of service and compensation during the last years of employment.  For our qualified and non-qualified pension plans and the post-retirement welfare plans, we use the last Friday in October as our measurement date which coincides with our fiscal year end.

Certain plans outside the United States, which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of October 30, 2009 and October 31, 2008.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

We also have a defined contribution benefit plan (401(k) plan).  Substantially every U.S. employee of the Company (except any employee who is covered by a collective bargaining agreement which does not provide for such employee’s participation in the plan) is eligible to participate in the plan.  Under the terms of the plan, the Company matches 50% of participant salary deferral contributions up to the first 6% of the participant’s compensation.  The Company also contributes a defined benefit contribution of 1% to 4% of eligible employee compensation depending on the employee group.   The employer match and defined benefit contribution expense are as follows:

In millions	2009	2008	2007
Employer Matching Expense	$6.3	$4.9	$2.7
Defined Benefit Contribution Expense	$14.9	$13.2	$9.0

Total pension expense for all defined benefit plans is a follows:

In millions	2009	2008	2007
Pension Expense	$16.4	$19.6	$39.8

In 2008 we recalculated our liability under the Joy Global Inc. Pension Plan in conjunction with the extension of the collective bargaining agreement with the United Steelworkers of America (“Steelworkers”).  The result was to increase the net pension liability by approximately $40.1 million through an adjustment to other comprehensive income (loss).  As a result of the market conditions as of revaluation, partially offset by the increased benefits as part of the agreement, the net periodic pension cost for fiscal 2008 decreased by $2.8 million.  Also in conjunction with the extension effective October 1, 2008, the Joy Global Pension Plan was amended to close the Plan to the Steelworkers at P&H Mining Equipment’s manufacturing facility in Milwaukee, Wisconsin.

As of October 26, 2007 we adopted the recognition provisions of ASC No. 715, Compensation Retirement Benefits, which require the funded status of defined benefit pension and other postretirement benefit plans to be recognized on the balance sheet.

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

Net periodic pension costs for U.S. plans and plans of subsidiaries outside the United States included the following components:

	U.S. Pension Plans			Non-U.S. Pension Plans
In thousands	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost:
Service cost	$9,926	$12,732	$14,449	$5,798	$7,736	$8,870
Interest cost	57,450	51,288	49,083	28,607	33,993	32,232
Expected return on assets	(54,431)	(56,591)	(51,462)	(32,288)	(39,754)	(37,433)
Amortization of:
Prior service cost	1,143	840	593	1	1	1
Actuarial loss (gain)	278	5,565	13,141	(63)	3,770	10,339

Total net periodic benefit cost	$14,366	$13,834	$25,804	$2,055	$5,746	$14,009

The components of the net periodic benefit cost associated with our other postretirement benefit plans (other than pensions), all of which relate to operations in the U.S., are as follows:

	Other Postretirement Benefit Plans
In thousands	2009	2008	2007

Components of net periodic benefit cost:
Service cost	$792	$923	$599
Interest cost	2,190	2,393	3,051
Expected return on assets	(174)	(213)	(122)
Amortization of:
Prior service cost	(164)	(164)	(164)
Actuarial (gain) loss	(2,406)	(453)	440

Total net periodic benefit cost of continuing operations	$238	$2,486	$3,804

For other postretirement benefit obligation measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits is 8% for both fiscal 2009 and 2008.  The per capita cost of covered health care benefits rate is assumed to decrease 1.0% per year to an ultimate 5% by fiscal 2015, and remain at that level thereafter.  The effect of one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of October 30, 2009 by $1.8 million.  The service cost and interest cost components of the net periodic postretirement benefit cost for the year would increase by $0.1 million.  A one percentage point decrease in the assumed health care cost trend rates each year would decrease the accumulated postretirement benefit obligation as of October 30, 2009 by $1.6 million.  The service cost and interest cost components of the net periodic postretirement benefit cost for the year would decrease by $0.1 million.  Postretirement life insurance benefits have a minimal effect on the total benefit obligation.

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

Significant assumptions used in determining net periodic benefit cost as of the fiscal year ended are as follows (in weighted averages):

							Other Postretirement
	U.S. Pension Plans			Non-U.S. Pension Plans			Benefit Plans
	2009	2008	2007	2009	2008	2007	2009	2008	2007

Discount rate	7.90%	6.30%	5.85%	6.87%	5.89%	4.97%	7.85%	5.90%	5.70%
Expected return on plan assets	8.30%	8.75%	8.75%	7.28%	7.33%	7.30%	8.00%	8.00%	8.00%
Rate of compensation increase	4.25%	4.25%	4.25%	4.78%	4.57%	4.03%	-	-	-

The expected rate of return on pension plan assets for the U.S. pension plan is based on the investment policies adopted by our Pension and Investment Committee.  We also used the results from a portfolio simulator as input into our decision.  The simulator is based on U.S. capital market conditions as of the valuation date and projects returns based on the U.S. plan’s current asset allocation.  The simulation model calculates an expected rate of return for each asset class by forecasting a range of plausible economic conditions.  The model starts with the capital market conditions prevailing at the start of the forecast period and trends the rates of return by asset class to its long-term average.  A long-term average return is calculated using a blend of historical capital market data and future expectations.

The expected rate of return on Non-U.S. pension plans is based on the plan’s current asset allocation policy.  An average long-term rate of return is developed for each asset class and the portfolio return is the weighted average return based on the current asset allocation.

Significant assumptions used in determining benefit obligations as of the fiscal year ended are as follows (in weighted averages):

	U.S.		Non-U.S.		Other Postretirement
	Pension Plans		Pension Plans		Benefit Plans
	2009	2008	2009	2008	2009	2008

Discount rate	5.55%	7.90%	5.66%	6.87%	4.90%	7.85%
Rate of compensation increase	4.25%	4.25%	4.70%	4.78%	-	-

Changes in the projected benefit obligations and pension plan assets relating to the Company’s defined benefit pension plans and other postretirement benefit obligations together with a summary of the amounts recognized in the Consolidated Balance Sheet are set forth in the following tables:

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

					Other Postretirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	October 30,	October 31,	October 30,	October 31,	October 30,	October 31,
In thousands	2009	2008	2009	2008	2009	2008
Change in Benefit Obligations
Net benefit obligations at beginning of year	$714,370	$843,101	$446,543	$627,136	$37,881	$57,081
Service cost	9,926	12,732	5,798	7,736	792	923
Interest cost	57,450	51,288	28,607	33,993	2,190	2,393
Plan participants' contributions	-	-	1,228	1,519	-	-
Plan amendments	144	5,675	-	-	-	-
Actuarial loss (gain)	271,489	(164,977)	83,973	(78,839)	(3,179)	(19,804)
Acquisition	-	9,898	-	-	-	530
Currency fluctuations	-	-	15,094	(114,989)	-	-
Gross benefits paid	(44,854)	(43,347)	(28,229)	(30,013)	(3,331)	(3,242)
Net benefit obligations at end of year	$1,008,525	$714,370	$553,014	$446,543	$34,353	$37,881

Change in Plan Assets
Fair value of plan assets at beginning of year	$497,947	$694,351	$374,014	$599,796	$2,294	$2,661
Actual return on plan assets	71,818	(196,379)	71,904	(119,449)	448	(897)
Currency fluctuations	-	-	11,796	(101,721)	-	-
Employer contributions	7,226	34,844	19,544	23,882	4,004	3,772
Acquisition	-	8,478	-	-	-	-
Plan participants' contributions	-	-	1,228	1,519	-	-
Gross benefits paid	(44,854)	(43,347)	(28,229)	(30,013)	(3,331)	(3,242)
Fair value of plan assets at end of year	$532,137	$497,947	$450,257	$374,014	$3,415	$2,294

Funded Status
Net amount recognized at end of year	$(476,388)	$(216,423)	$(102,757)	$(72,529)	$(30,938)	$(35,587)

Amounts Recognized in the Consolidated
Balance Sheet Consist of:
Prepaid benefit cost	$-	$-	$-	$-	$-	$-
Current liabilities	(2,200)	(2,194)	(805)	(701)	(3,121)	(4,265)
Other Non-current Liabilities	(474,188)	(214,229)	(101,952)	(71,828)	(27,817)	(31,322)
Net amount recognized at end of year	$(476,388)	$(216,423)	$(102,757)	$(72,529)	$(30,938)	$(35,587)
Accumulated Benefit Obligation	$956,576	$686,110	$513,586	$419,101	$-	$-

Amounts recognized in accumulated other comprehensive loss as of October 30, 2009 consist of:

	Pension Plans		Other Postretirement
In thousands	U.S.	Non U.S.	Benefit Plans

Net actuarial loss (gain)	$448,874	$181,270	$(12,339)
Prior service cost	8,451	11	(2)
Deferred tax	(81,254)	(48,678)	4,319
Total accumulated other comprehensive loss (income)	$376,071	$132,603	$(8,022)

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during fiscal 2010 are as follows:

In thousands	Pension Plans		Other Postretirement
	U.S.	Non U.S.	Benefit Plans
Actuarial (gain) / loss	$24,681	$7,296	$(1,406)
Prior service cost (credit)	1,158	1	(2)
	$25,839	$7,297	$(1,408)

The defined benefit plans had the following target allocation and weighted-average asset allocations as of October 30, 2009 and October 31, 2008.

	Percentage of Plan Assets
	U.S. Pension Plan			Non-U.S. Pension Plans
	Target			Target
Asset Category	Allocation	2009	2008	Allocation	2009	2008
Equity Securities	50%	56%	47%	49%	51%	46%
Debt Securities	30%	22%	31%	36%	37%	38%
Other	20%	22%	22%	15%	12%	16%
Total	100%	100%	100%	100%	100%	100%

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

	Pension Plans		Other Postretirement Benefit Plans
			Prior to	After	Impact of
			Medicare	Medicare	Medicare
In thousands	U.S.	Non-U.S.	Part D	Part D	Part D

2010	$48,326	$26,495	$3,940	$3,802	$138
2011	50,884	27,297	3,820	3,690	130
2012	53,265	28,168	3,740	3,616	124
2013	56,786	29,043	3,650	3,538	112
2014	60,219	29,967	3,590	3,486	104
2015- 2019	347,412	164,672	16,440	16,039	401

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

The projected benefit obligations, accumulated benefits obligations, and fair value of plan assets for underfunded and overfunded plans have been combined for disclosure purposes.  The projected benefit obligations, accumulated benefit obligations, and fair value of assets for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	U.S. Pension Plans		Non U.S. Pension Plans
In thousands	2009	2008	2009	2008

Projected Benefit Obligation	$1,008,525	$714,370	$538,223	$424,601
Accumulated Benefit Obligation	956,576	686,110	498,796	398,655
Fair Value of Plan Assets	532,137	497,947	435,466	353,520

For fiscal 2010, we expect to contribute approximately $70 million to $100 million to our employee pension plans.

11.	Share-Based Compensation

Our 2007 Stock Incentive Plan (“Plan”) authorizes the grant of up to 10.0 million shares plus canceled and forfeited awards.  The Plan allows for the issuance of non-qualified stock options, incentive stock options, performance shares, restricted stock units, and other stock-based awards to officers, employees, and directors.  As of October 30, 2009, none of the options granted qualify as incentive stock options under the Internal Revenue Code.  We have historically issued new common stock in order to satisfy share-based payment awards and plan to do so to satisfy future awards.

The total share-based compensation expense we recognized for fiscal 2009, 2008, and 2007 was approximately $18.7 million, $13.7 million, and $10.6 million, respectively. The total stock-based compensation expense is reflected in our cash flow statement in Operating Activities under the heading Other, net.  The corresponding deferred tax asset recognized related to the stock-based compensation expense was approximately $5.6 million, $4.3 million, and $3.2 million in fiscal 2009, 2008 and 2007, respectively.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

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

			Weighted -	Weighted -
		Weighted-	Average	Average
		Average	Remaining	Grant - Date	Aggregate
Dollars in millions,	Number of	Exercise Price	Contractual	Fair	Intrinsic
except per share amounts	Options	Per Share	Term	Value	Value

Outstanding at October 28, 2006	2,549,476	$18.10

Options granted	647,500	41.83		$14.06
Options exercised	(776,493)	15.37			$28.8
Options forfeited or cancelled	(260,020)	26.32

Outstanding at October 26, 2007	2,160,463	25.20	7.3		67.0

Options granted	735,700	57.72		18.97
Options exercised	(863,928)	21.22			43.4
Options forfeited or cancelled	(74,893)	50.69

Outstanding at October 31, 2008	1,957,342	38.21	7.3		9.1
Exercisable at October 31, 2008	732,088	19.30	5.3		9.1

Options granted	2,098,000	21.88		7.19
Options exercised	(160,186)	17.36			4.0
Options forfeited or cancelled	(261,111)	34.67

Outstanding at October 30, 2009	3,634,045	29.95	7.82		79.3
Exercisable at October 30, 2009	1,118,192	$32.26	5.56		22.3

The fair value of the option awards is the estimated fair value at grant date using the Black Scholes valuation model and is recognized as expense on a straight line basis over the vesting period.  The weighted-average assumptions and resulting estimated fair value is as follows:

	2009	2008	2007

Risk free interest rate	1.58%	3.1%	4.7%
Expected volatility	0.59	0.47	0.45
Expected life	2.7	3.0	3.4
Dividend yield	3.32%	1.05%	1.44%

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

At October 30, 2009, there was $14.2 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.8 years.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

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

A summary of restricted stock unit activity under all plans is as follows:

		Weighted-
		Average	Aggregate
Dollars in millions,	Number of	Grant Date	Intrinsic
except per share amounts	Units	Fair Value	Value

Outstanding at October 28, 2006	362,882	$15.05

Units granted	89,207	43.13
Units earned from dividends	5,051	49.22
Units settled	(30,320)	11.82	$1.4
Units deferred	(4,146)	11.82	0.2
Units forfeited	(21,915)	16.57

Outstanding at October 26, 2007	400,759	21.92

Units granted	61,471	55.64
Units earned from dividends	3,848	63.25
Units settled	(72,871)	13.51	4.2
Units deferred	(3,082)	14.08	0.2
Units forfeited	(11,073)	52.01

Outstanding at October 31, 2008	379,052	28.61

Units granted	243,918	21.50
Units earned from dividends	12,713	30.00
Units settled	(64,942)	19.14	1.5
Units deferred	(4,256)	11.82	0.1
Units forfeited	(31,801)	30.49

Outstanding at October 30, 2009	534,684	$26.57

At October 30, 2009 there was $5.8 million of unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 3.3 years.  At October 30, 2009 the balance of deferred restricted stock units is 11,830 shares.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

Performance Shares
The performance share award programs under our stock incentive plans provide long-term incentive compensation opportunities to certain senior executives and other managers.  The fair value of our performance shares is determined based on the closing price of our stock on the date of grant and is recognized straight line over the vesting period.

Shares of common stock may be earned by the participants under the performance share award programs if at the end of a three-year award cycle our financial performance over the course of the cycle exceeds certain threshold amounts.  For our fiscal 2009, 2008 and 2007 performance share award programs, the performance measure for senior executive officers is average return on equity.  For our fiscal 2009 performance share award program, the performance measure for all other participants is average diluted earnings per share for the three year cycle from fiscal 2009 through fiscal 2011.  For our fiscal 2008 performance share award program, the performance measure for all other participants is average return on invested capital (ROIC) and cumulative diluted earnings per share for the three year cycle from fiscal 2008 through fiscal 2010.  For our fiscal 2007 performance share award program the performance measure for all other participants is EBIT (earnings before interest and income taxes) for fiscal 2007 through fiscal 2009.  Each performance share represents the right to earn one share of common stock.

Awards can range from 0% to 150% (or, in certain cases, 180%) of the target award opportunities and may be paid out in stock, cash or a combination of stock and cash as determined by the Human Resources and Nominating Committee of the Board of Directors.  In the event of a change in control, the performance shares are paid out in cash based on the greater of actual performance or target award.  The final awards for the fiscal 2007 performance share program amounted to 63,666 shares and will be paid out entirely in stock beginning in January 2010.

A summary of performance share activity under all plans is as follows:

		Weighted-
		Average	Aggregate
Dollars in millions,	Number of	Grant Date	Intrinsic
except per share amounts	Shares	Fair Value	Value

Outstanding at October 28, 2006	421,120	$21.87

Shares granted	61,900	42.02
Shares distributed	(71,471)	11.78	$3.3
Shares deferred	(109,150)	11.78	5.1
Shares forfeited	(34,054)	28.92

Outstanding at October 26, 2007	268,345	32.42

Shares granted	125,400	59.10
Target adjustment	(14,553)	46.23
Shares distributed	(97,464)	17.37	5.9
Shares deferred	(19,263)	17.37	1.2
Shares forfeited	(12,486)	52.73

Outstanding at October 31, 2008	249,979	51.01

Shares granted	368,200	21.86
Target adjustment	22,144	41.25
Shares distributed	(89,342)	30.42	2.2
Shares forfeited	(30,031)	31.67

Outstanding at October 30, 2009	520,950	$34.64

At October 30, 2009 there was $7.3 million of unrecognized compensation expense related to performance shares that is expected to be recognized over a weighted-average period of 1.8 years.  At October 30, 2009 the balance of deferred performance shares is 107,872 shares.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

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

Under our share repurchase program, management is authorized to repurchase up to $2.0 billion in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011.  During fiscal 2009 and 2008, we have repurchased approximately $13.7 million of common stock representing 608,720 shares and $307.7 million of common stock representing 6,040,727 shares, respectively.  Under our currently authorized share repurchase program we have repurchased approximately $1.1 billion of common stock, representing 23,873,159 shares.   Given the current economic environment, we have set a priority for cash accumulation ahead of other discretionary uses of cash, including share repurchases, until either target cash reserves are established or until there is greater clarity in the market outlook.

13.	Derivatives

On January 31, 2009 we adopted ASC No. 815, Derivatives and Hedging, which changed disclosure requirements for derivative instruments and hedging activities including how and why an entity uses derivative instruments, how derivative instruments are accounted for and how derivative instruments and related hedged items affect an entity’s financial statements.

We enter into derivative contracts, primarily foreign currency forward contracts, to hedge the risks of certain identified and anticipated transactions in currencies other than the functional currency of the respective operating unit.  The types of risks hedged are those arising from the variability of future earnings and cash flows caused by fluctuations in foreign currency exchange rates.  We have designated substantially all of these contracts as cash flow hedges in accordance with ASC No. 815. These contracts are for forecasted transactions, and committed receivables and payables denominated in foreign currencies and not for speculative purposes.

The following table provides fair value information of our derivative contracts in the Consolidated Balance Sheet as of October 30, 2009:

In thousands	Assets	Liabilities

Foreign currency forward contracts	$7,008	$(11,924)

We are exposed to certain foreign currency risks in the normal course of our global business operations.  For derivative contracts that are designated and qualify for a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax and is reclassified into the income statement, on the same line associated with the underlying transaction and in the same period(s) in which the hedged transaction affects earnings.  The amounts recorded in accumulated other comprehensive income for existing cash flow hedges is expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by May 2011.  Ineffectiveness related to these derivative contracts was recorded in the Consolidated Statement of Income as a gain of $4.7 million, $1.9 million and 1.0 million for fiscal years 2009, 2008 and 2007, respectively.

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009
Forward exchange contracts are entered into to protect the value of forecasted transactions and committed future foreign currency receipts and disbursements and consequently any market-related loss on the forward contract would be offset by changes in the value of the hedged item.  As a result, we are generally not exposed to net market risk associated with these instruments.

The following table summarizes the effect of derivative instruments on the Consolidated Statement of Income:

In millions	Effective Portion			Ineffective Portion
	Nine Months Ended October 30, 2009			Nine Months Ended October 30, 2009

		Location of	Amount of	Location of	Amount of
	Amount of	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivative	Gain/(Loss)	Reclassified	Reclassified	Reclassified	Reclassified
Hedging	Recognized	from AOCI	from AOCI	from AOCI	from AOCI
Relationship	in OCI	into Earnings	into Earnings	into Earnings	into Earnings

Cash Flow Hedges

Foreign currency
forward contracts	$74.9	Cost of Sales	$(35.4)	Cost of Sales	$(2.1)

14.	Operating Leases

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

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $24.2 million, $23.1 million, and $17.7 million for fiscal 2009, 2008, and 2007, respectively.

At October 30, 2009, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance were as follows:

In millions
2010	$18.1
2011	13.1
2012	9.1
2013	5.6
2014	3.7
Thereafter	9.0
Total	$58.6

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

15.	Reorganization Items

Reorganization items include income, expenses and losses from settlement of items related to our reorganization under Chapter 11 of the Bankruptcy Code.

Net reorganization items for fiscal 2009, 2008, and 2007 consisted of the following:

In thousands	2009	2008	2007

Beloit U.K. claim settlement	$-	$(2,055)	$-
Beloit U.K. receivership settlement	5,665	-	-
Resolution of contingent payable	-	-	1,473
Professional fees directly related to the reorganization	(605)	(364)	(745)
Net reorganization income (expense)	$5,060	$(2,419)	$728

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

17.    Acquisitions

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

Following is condensed balance sheet data showing the allocation of the fair values of the assets acquired and the liabilities assumed as of the date of acquisition:

In thousands
Current assets	$112,649
Property, plant & equipment	33,712
Intangible assets	147,689
Goodwill	111,800
Other assets	554
Current liabilities	(73,184)
Deferred Income taxes	(73,656)
Other long-term obligations	(5,112)
Net assets acquired	$254,452

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

Of the $147.7 million of intangible assets, $53.9 million has been preliminarily assigned to trademarks which are not being amortized.  The remaining $93.8 million of intangible assets has been assigned to the following categories and are being amortized over a weighted-average useful life of 18 years:

In thousands
Customer relationships	$74,200
Patents	10,490
Backlog	9,099
$93,789

On December 17, 2008, our wholly owned subsidiary, China Mining Machinery Group SRL, acquired 100% of the outstanding shares of Wuxi Shengda Machinery Co., Ltd., a Chinese manufacturer of longwall shearing machines.

18.	Fair Value Measurements

ASC No. 820, Fair Value Measurements and Disclosures provides a definition of fair value, establishes a framework for measuring fair value within GAAP and expands disclosures about fair value measurements.  ASC No. 820 became effective for us November 1, 2008.  We have not adopted ASC No. 820-10-50-8A for non-financial assets and liabilities which provided a deferral of such provisions until fiscal 2010.

Financial assets and liabilities measured at fair value as of October 30, 2009 consisted of forward foreign exchange contracts.  The fair value of the forward foreign exchange contracts, together with the inputs used to develop the fair value measurements, are as follows:

	October 30,	Fair Value Measurements
In thousands	2009	Level 1	Level 2	Level 3

Assets
Derivatives	$7,008	$-	$7,008	$-

Liabilities
Derivatives	$(11,924)	$-	$(11,924)	$-

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents: The carrying value approximates fair value because of the short maturity of those instruments.

Term Loan:  The fair value of our term loan is estimated based upon input from third parties on prevailing current market conditions.

Senior Notes:  The fair market value of the Senior Notes is estimated based on market quotations at year-end.

Forward Exchange Contracts: The fair value of forward exchange contracts represents the estimated amounts receivable (payable) to terminate such contracts at the reporting date based on foreign exchange market prices at that date.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

The estimated fair values of financial instruments at October 30, 2009 and October 31, 2008 are as follows:

In thousands	Carrying Value	Fair Value

October 30, 2009
Cash and cash equivalents	$471,685	$471,685
6.0 % Senior Notes	247,366	250,605
6.625% Senior Notes	148,395	138,287
Term Loan	144,375	140,999
Other borrowings	3,545	3,545
Forward exchange contracts	(4,916)	(4,916)

October 31, 2008
Cash and cash equivalents	$201,575	$201,575
6.0 % Senior Notes	247,073	211,825
6.625% Senior Notes	148,374	114,869
Term Loan	161,875	161,875
Other borrowings	10,105	10,105
Forward exchange contracts	(28,850)	(28,850)

19.	Commitments, Contingencies and Off-Balance-Sheet Risks

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

During the Chapter 11 reorganization of Harnischfeger Industries, Inc., our Predecessor Company, in 1999 by the filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code, the Wisconsin Department of Workforce Development ("DWD") filed claims against Beloit Corporation ("Beloit"), a former majority owned subsidiary, and us in Federal bankruptcy court seeking "at least" $10 million in severance benefits and penalties, plus interest, on behalf of former Beloit employees.  DWD's claim against Beloit included unpaid severance pay due under a severance policy Beloit established in 1996.  DWD alleges that Beloit violated its alleged contractual obligations under the 1996 policy when it amended the policy in 1999.  The Federal District Court for the District of Delaware removed DWD's claims from the bankruptcy court and granted summary judgment in our favor on all of DWD's claims in December 2001.  DWD appealed the decision and the judgment was ultimately vacated in part and remanded.  Following further proceedings, DWD’s only remaining claim against us is that our Predecessor Company tortiously interfered with Beloit's decision to amend its severance policy. We are currently set to commence a trial on DWD's remaining claim on March 1, 2010.  We do not believe these proceedings will have a significant effect on our results of operations or financial condition.

Because DWD's claims were still being litigated as of the effective date of our Plan of Reorganization, the Plan of eorganization provided that the claim allowance process with respect to DWD's claims would continue as long as necessary to liquidate and determine these claims.

At October 30, 2009, we were contingently liable to banks, financial institutions, and others for approximately $201.2 million for outstanding letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business.  Of the $201.2 million, approximately $1.5 million remains in place and is substantially attributable to remaining workers compensation obligations of Beloit Corporation and $14.4 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters.  We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity of the Company.

20.	Subsequent Events

ASC No. 855, “Subsequent Events,” requires disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. We have evaluated subsequent events through December 22, 2009, the date the financial statements were issued.

On November 19, 2009, our Directors declared a cash dividend of $0.175 per outstanding share of common stock.  The dividend will be paid on December 18, 2009 to all stockholders of record at the close of business on December 4, 2009.

21.         Segment Information

Business Segment Information

At October 30, 2009, we had three reportable segments, Underground Mining Machinery (Joy) and Surface Mining Equipment (P&H) and Crushing & Conveying (CCC).  The Crushing & Conveying segment was created with the acquisition of N.E.S. Investment Co. in the second quarter fiscal 2008 and also includes crushing equipment previously only shown in Underground Mining Machinery.  The intersegment sales for Crushing & Conveying include sales of crushing equipment to the Underground Mining Machinery and Surface Mining Equipment segments.  Operating income (loss) of segments does not include interest income and expense, reorganization items and provision for income taxes.  Eliminations include the elimination of intersegment crushing equipment sales and the related operating income.  Identifiable assets are those used in our operations in each segment.  Corporate assets consist primarily of deferred financing costs, cash and cash equivalents, and deferred income taxes.  The accounting policies of the segments are the same as those described in Note 2, “Significant Accounting Policies.“

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

	Underground	Surface
	Mining	Mining	Crushing &
In thousands	Machinery	Equipment	Conveying	Corporate	Eliminations	Total

Fiscal 2009
Net Sales
Third Party	$1,930,547	$1,346,965	$320,802	$-	$-	$3,598,314
Intersegment	5,910	771	83,013	-	(89,694)	-
Total	$1,936,457	$1,347,736	$403,815	$-	$(89,694)	$3,598,314

Operating income (loss)	$428,783	$301,712	$42,410	$(41,759)	$(28,834)	$702,312
Interest Income	-	-	-	7,485	-	7,485
Interest expense	-	-	-	(32,217)	-	(32,217)
Reorganization items	-	-	-	5,060	-	5,060
Income before income taxes	$428,783	$301,712	$42,410	$(61,431)	$(28,834)	$682,640

Depreciation and Amortization	$27,845	$18,846	$11,844	$1,079	$-	$59,614

Capital Expenditures	$50,250	$39,054	$4,653	$171	$-	$94,128

Total Assets	$1,209,129	$791,480	$452,513	$555,157	$-	$3,008,279

Fiscal 2008
Net Sales
Third Party	$1,736,485	$1,431,466	$250,983	$-	$-	$3,418,934
Intersegment	13,698	831	88,438	-	(102,967)	-
Total	$1,750,183	$1,432,297	$339,421	$-	$(102,967)	$3,418,934

Operating income (loss)	$348,830	$227,382	$27,856	$(34,897)	$(17,967)	$551,204
Interest Income	-	-	-	12,539	-	12,539
Interest expense	-	-	-	(34,237)	-	(34,237)
Reorganization items	-	-	-	(2,419)	-	(2,419)
Income before income taxes	$348,830	$227,382	$27,856	$(59,014)	$(17,967)	$527,087

Depreciation and Amortization	$30,443	$19,181	$21,764	$960	$-	$72,348

Capital Expenditures	$33,831	$47,774	$2,600	$-	$-	$84,205

Total Assets	$1,124,750	$744,888	$418,186	$356,489	$-	$2,644,313

Fiscal 2007
Net Sales
Third Party	$1,421,715	$1,125,607	$-	$-	$-	$2,547,322
Intersegment	14,394	395	-	-	(14,789)	-
Total	$1,436,109	$1,126,002	$-	$-	$(14,789)	$2,547,322

Operating income (loss)	$285,860	$217,825	$-	$(29,961)	$(449)	$473,275
Interest Income	-	-	-	6,965	-	6,965
Interest expense	-	-	-	(31,909)	-	(31,909)
Reorganization items	-	-	-	728	-	728
Income before income taxes	$285,860	$217,825	$-	$(54,177)	$(449)	$449,059

Depreciation and Amortization	$32,475	$16,273	$-	$667	$-	$49,415

Capital Expenditures	$25,545	$25,649	$-	$-	$-	$51,194

Total Assets	$1,069,539	$738,634	$-	$326,730	$-	$2,134,903

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

Geographical Segment Information

			Sales to		Long
	Total	Interarea	Unaffiliated	Operating	Lived
In thousands	Sales	Sales	Customers	Income (Loss)	Assets

2009
United States	$2,333,654	$(550,105)	$1,783,549	$524,576	$217,768
Europe	520,012	(260,731)	259,281	82,678	44,682
Australia	579,160	(32,906)	546,254	96,928	41,233
Other Foreign	1,071,284	(62,054)	1,009,230	227,124	96,458
Interarea Eliminations	(905,796)	905,796	-	(187,235)	-
	$3,598,314	$-	$3,598,314	$744,071	$400,141

2008
United States	$2,155,911	$(523,378)	$1,632,533	$393,837	$213,998
Europe	573,234	(210,045)	363,189	93,591	36,268
Australia	522,828	(52,278)	470,550	54,334	28,179
Other Foreign	996,830	(44,168)	952,662	189,662	45,804
Interarea Eliminations	(829,869)	829,869	-	(145,323)	-
	$3,418,934	$-	$3,418,934	$586,101	$324,249

2007
United States	$1,601,858	$(390,513)	$1,211,345	$323,021	$165,717
Europe	356,411	(146,832)	209,579	71,023	40,520
Australia	457,069	(42,784)	414,285	86,463	26,557
Other Foreign	747,385	(35,272)	712,113	137,430	32,515
Interarea Eliminations	(615,401)	615,401	-	(114,701)	-
	$2,547,322	$-	$2,547,322	$503,236	$265,309

Product Information

In thousands	2009	2008	2007

Original equipment	$1,628,375	$1,439,493	$947,524
Aftermarket	1,969,939	1,979,441	1,599,798
Total revenues	$3,598,314	$3,418,934	$2,547,322

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

22.           Subsidiary Guarantors

The following tables present condensed consolidated financial information for fiscal years 2009, 2008, and 2007 for; (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes issued in November 2006, which include Joy Technologies Inc., P&H Mining Equipment Inc. and N.E.S. Investment Co. and Continental Crushing & Conveying Inc. (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

Condensed Consolidated
Statement of Income
Fiscal Year Ended October 30, 2009
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$2,332,609	$2,178,182	$(912,477)	$3,598,314

Cost of sales	-	1,577,814	1,592,690	(725,400)	2,445,104

Product development, selling
and administrative expenses	41,581	233,892	179,459	-	454,932
Other income	-	55,974	(60,008)	-	(4,034)
Operating income (loss)	(41,581)	464,929	466,041	(187,077)	702,312

Intercompany items	39,373	(62,360)	(94,177)	117,164	-
Interest income (expense) - net	(30,698)	2,247	3,719	-	(24,732)
Reorganization items	24,370	-	(19,310)	-	5,060
Income (loss) from continuing operations
before income taxes and equity	(8,536)	404,816	356,273	(69,913)	682,640

Provision (benefit) for income taxes	(16,743)	167,017	77,716	-	227,990
Equity in income (loss) of subsidiaries	446,443	201,690	-	(648,133)	-

Net Income	$454,650	$439,489	$278,557	$(718,046)	$454,650

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

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
October 30, 2009

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

Condensed Consolidated
Balance Sheet
October 30, 2009
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$146,223	$19,030	$306,432	$-	$471,685
Accounts receivable-net	-	243,680	340,174	(3,225)	580,629
Inventories	-	437,370	428,582	(96,169)	769,783
Other current assets	71,726	15,476	40,728	-	127,930
Total current assets	217,949	715,556	1,115,916	(99,394)	1,950,027

Property, plant and equipment-net	278	177,497	169,283	-	347,058
Intangible assets-net	-	296,388	18,381	-	314,769
Investment in affiliates	1,268,774	1,242,231	234,698	(2,745,703)	-
Intercompany accounts receivable-net	260,248	(922,388)	718,385	(56,245)	-
Deferred income taxes	332,474	-	-	-	332,474
Other assets	2,065	40,930	22,299	(1,343)	63,951

Total assets	$2,081,788	$1,550,214	$2,278,962	$(2,902,685)	$3,008,279

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term notes payable, including current portion
of long-term debt	$17,500	$135	$2,156	$-	$19,791
Trade accounts payable	1,474	106,964	98,332	-	206,770
Employee compensation and benefits	10,248	57,444	48,457	-	116,149
Advance payments and progress billings	-	169,829	175,408	(23,608)	321,629
Accrued warranties	-	27,933	31,014	-	58,947
Other accrued liabilities	26,133	53,391	129,043	(5,069)	203,498
Total current liabilities	55,355	415,696	484,410	(28,677)	926,784

Long-term debt	522,636	-	1,254	-	523,890

Accrued pension costs	560,812	7,934	7,394	-	576,140
Other non-current liabilities	129,246	12,419	26,061	-	167,726

Shareholders' equity (deficit)	813,739	1,114,165	1,759,843	(2,874,008)	813,739

Total liabilities and shareholders' equity (deficit)	$2,081,788	$1,550,214	$2,278,962	$(2,902,685)	$3,008,279

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

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

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

Condensed Consolidated
Statement of Cash Flows
Fiscal Year Ended October 30, 2009
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operations	$190,174	$51,468	$210,319	$-	$451,961

Investing Activities:
Acquisition of business, net of cash received	(114)	(11,070)	-	-	(11,184)
Property, plant and equipment acquired	(171)	(26,136)	(67,821)	-	(94,128)
Proceeds from the sale of property, plant and equipment	-	1,320	459	-	1,779
Other - net	(510)	29	-	-	(481)
Net cash (used) provided by investing activities	(795)	(35,857)	(67,362)	-	(104,014)

Financing Activities:
Exercise of stock options	2,780	-	-	-	2,780
Excess income tax benefit from exercise of stock options	1,173	-	-	-	1,173
Dividends paid	(71,596)	-	-	-	(71,596)
Purchase of treasury stock	(13,706)	-	-	-	(13,706)
Borrowings (payments) on long-term obligations, net	(17,500)	(13)	(1,356)	-	(18,869)
Increase (decrease) in short-term notes payable, net	-	-	(7,343)	-	(7,343)
Net cash (used) provided by financing activities	(98,849)	(13)	(8,699)	-	(107,561)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	29,724	-	29,724
Increase (Decrease) in Cash and Cash Equivalents	90,530	15,598	163,982	-	270,110
Cash and Cash Equivalents at Beginning of Year	55,693	3,432	142,450	-	201,575
Cash and Cash Equivalents at End of Year	$146,223	$19,030	$306,432	$-	$471,685

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

Condensed Consolidated
Statement of Cash Flows
Fiscal Year Ended October 31, 2008
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operations	$469,072	$29,735	$78,478	$-	$577,285

Investing Activities:
Acquisition of business, net of cash received	(266,334)	2,592	8,168	-	(255,574)
Property, plant and equipment acquired	-	(48,758)	(35,447)	-	(84,205)
Proceeds from the sale of property, plant and equipment	-	305	1,879	-	2,184
Other - net	752	8,178	-	-	8,930
Net cash (used) provided by investing activities	(265,582)	(37,683)	(25,400)	-	(328,665)

Financing Activities:
Exercise of stock options	18,330	-	-	-	18,330
Excess income tax benefit from exercise of stock options	12,011	-	-	-	12,011
Dividends paid	(67,426)	-	-	-	(67,426)
Purchase of treasury stock	(307,706)	-	-	-	(307,706)
Issuance of senior notes	-	-	-	-	-
Financing fees	(1,495)	-	-	-	(1,495)
Borrowings (payments) on long-term obligations, net	161,875	(14)	(915)	-	160,946
Increase (decrease) in short-term notes payable, net	-	-	4,697	-	4,697
Net cash (used) provided by financing activities	(184,411)	(14)	3,782	-	(180,643)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	(39,650)	-	(39,650)
Increase (Decrease) in Cash and Cash Equivalents	19,079	(7,962)	17,210	-	28,327
Cash and Cash Equivalents at Beginning of Year	36,614	11,394	125,240	-	173,248
Cash and Cash Equivalents at End of Year	$55,693	$3,432	$142,450	$-	$201,575

Joy Global Inc.
Notes to Consolidated Financial Statements
October 30, 2009

Condensed Consolidated
Statement of Cash Flows
Fiscal Year Ended October 26, 2007
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operations	$288,060	$22,489	$72,057	$(612)	$381,994

Investing Activities:
Acquisition of business, net of cash received	-	(3,872)	(9,314)	-	(13,186)
Property, plant and equipment acquired	-	(33,434)	(18,372)	612	(51,194)
Proceeds from the sale of property, plant and equipment	-	28	1,732	-	1,760
Other - net	(233)	1,223	(691)	-	299
Net cash (used) provided by investing activities	(233)	(36,055)	(26,645)	612	(62,321)

Financing Activities:
Exercise of stock options	11,936	-	-	-	11,936
Excess income tax benefit from exercise of stock options	7,102	-	-	-	7,102
Dividends paid	(66,158)	-	-	-	(66,158)
Purchase of treasury stock	(499,673)	-	-	-	(499,673)
Issuance of senior notes	394,874	-	-	-	394,874
Financing fees	(976)	-	-	-	(976)
Borrowings (payments) on long-term obligations, net	(97,048)	(10)	(381)	-	(97,439)
Increase (decrease) in short-term notes payable, net	-	-	(4,791)	-	(4,791)
Net cash (used) provided by financing activities	(249,943)	(10)	(5,172)	-	(255,125)

Effect of Exchange Rate Changes on Cash and
Cash Equivalents	-	-	7,446	-	7,446
Increase (Decrease) in Cash and Cash Equivalents	37,884	(13,576)	47,686	-	71,994
Cash and Cash Equivalents at Beginning of Year	(1,270)	24,970	77,554	-	101,254
Cash and Cash Equivalents at End of Year	$36,614	$11,394	$125,240	$-	$173,248

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on the 22nd day of December 2009.

JOY GLOBAL INC.
(Registrant)

/s/ Michael W. Sutherlin

Michael W. Sutherlin
President
And Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears above an asterisk below hereby constitutes and appoints Michael W. Sutherlin as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 22, 2009.

Signature	Title

/s/ Michael W. Sutherlin	President and Chief Executive Officer
Michael W. Sutherlin

/s/ Michael S. Olsen	Executive Vice President, Chief Financial Officer, Treasurer
Michael S. Olsen	and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ John Nils Hanson	Chairman of the Board of Directors
John Nils Hanson*

/s/ Steven L. Gerard	Director
Steven L. Gerard*

/s/ Ken C. Johnsen	Director
Ken C. Johnsen*

/s/ Gale E. Klappa	Director
Gale E. Klappa*

/s/ Richard B. Loynd	Director
Richard B. Loynd*

/s/ P. Eric Siegert	Director
P. Eric Siegert*

/s/ James H. Tate	Director
James H. Tate*

December 22, 2009

By:	/s/ Michael W. Sutherlin
Michael W. Sutherlin, Attorney-in-fact

JOY GLOBAL INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Additions			Currency	Acquisitions /	Balance
	Beginning	Charged			Translation	Discontinued	at End
Classification	of Year	to Expense	Deductions	(1)	Effects	Operations	of Year

Allowance Deducted in Balance Sheet
from Accounts Receivable:

Fiscal 2009	$4,836	$6,923	$(1,433)		$362	$-	$10,688

Fiscal 2008	$3,970	$1,281	$(892)		$(406)	$883	$4,836

Fiscal 2007	$5,626	$(109)	$(1,655)		$108	$-	$3,970

(1) Represents write-off of bad debts
net of recoveries
		Additions
	Balance at	Charged to	Allocated		Allocated	Allocated	Reclass to	Balance
	Beginning	Comprehensive	to Tax		to	to	L-T Deferred	at End
	of Year	Loss	Expense		Intangibles	APIC	Tax Assets	of Year

Allowance Deducted in Balance Sheet
from Deferred Tax Assets:

Fiscal 2009	$112,933	$-	$114		$-	$-	$557	$113,604

Fiscal 2008	$115,490	$-	$(3,495)		$-	$(1,030)	$1,968	$112,933

Fiscal 2007	$117,484	$-	$(1,281)		$-	$(513)	$(200)	$115,490