Form 10-K/A
JOY GLOBAL INC
filed 2009-12-23
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED October 30, 2009
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD From to

Commission File number 001-09299

JOY GLOBAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware			39-1566457
(State of Incorporation)			(I.R.S. Employer Identification No.)
100 East Wisconsin Ave, Suite 2780, Milwaukee, Wisconsin			53202
(Address of principal executive offices)			(Zip Code)

Registrant’s Telephone Number, Including Area Code: (414) 319-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class			Name of each exchange on which registered
Common Stock, $1 Par Value			The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
Preferred Stock Purchase Rights			None

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filed or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
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

Explanatory Note

Joy Global Inc. (the "Company") filed its Annual Report on Form 10-K for the year ended October 30, 2009 on December 22, 2009 (the "Original Form 10-K"). The Company is filing this Amendment No. 1 on Form 10-K/A to list its Preferred Stock Purchase Rights on the cover page and to revise Item 5 - "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities" to include a performance graph setting forth cumulative total shareholder return over the five preceding fiscal years as compared to selected market and industry indices. The Original Form 10-K inadvertently omitted this information.   In addition, this Amendment No. 1 corrects certain typographical errors.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “JOYG.”  As of November 30, 2009, there were approximately 34,000 shareholders of record.  The following table sets forth the high and low sales prices and dividend payments for our common stock during the periods indicated.

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

Comparison of Cumulative Five-Year Return
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
2004
2005
2006
2007
2008
2009
Joy Global Inc.
S&P 500
DJUSHR

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

+
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

10.15	Letter Agreement with James H. Tate regarding compensation arrangements in connection with his resignation as acting Chief Financial Officer, dated December 9, 2008 (previously filed).
10.16
Letter Agreement with Randal W. Baker, dated November 19, 2009, regarding the terms of his employment as Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of P&H Mining Equipment (previously filed).

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

21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP (previously filed).
24	Power of Attorney*
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.

* Included on signature page of Form 10-K beginning on page F-52

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on the 23rd day of December 2009.

JOY GLOBAL INC.
(Registrant)

/s/ Michael W. Sutherlin

Michael W. Sutherlin
President
And Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 23, 2009.

Signature	Title

/s/ Michael W. Sutherlin	President and Chief Executive Officer
Michael W. Sutherlin

/s/ Michael S. Olsen	Executive Vice President, Chief Financial Officer, Treasurer
Michael S. Olsen	and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

*	Chairman of the Board of Directors
John Nils Hanson

*	Director
Steven L. Gerard

*	Director
Ken C. Johnsen

*	Director
Gale E. Klappa

*	Director
Richard B. Loynd

*	Director
P. Eric Siegert

*	Director
James H. Tate

December 23, 2009

*By:	/s/ Michael W. Sutherlin
Michael W. Sutherlin, As Attorney-in-fact