Form 10-Q
period 2010-01-29
JOY GLOBAL INC
filed 2010-03-05
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED January 29, 2010
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.) Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer or a smaller reporting company. See definitions of "accelerated filer,” “large accelerated filer"
and “smaller reporting company” in Rule 12b -2 of the Exchange Act.
LARGE ACCELERATED FILER [ X ] ACCELERATED FILER [ ] NON-ACCELERATED FILER [ ]
SMALLER REPORTING COMPANY [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2010
Common Stock, $1 par value	102,937,312

JOY GLOBAL INC.

FORM 10-Q -- INDEX
January 29, 2010

PART I. – FINANCIAL INFORMATION	PAGE No.

Item 1 – Financial Statements (unaudited):
Condensed Consolidated Statement of Income – Quarter
Ended January 29, 2010 and January 30, 2009	4

Condensed Consolidated Balance Sheet – January 29, 2010
and October 30, 2009	5

Condensed Consolidated Statement of Cash Flows –
Quarter Ended January 29, 2010 and January 30, 2009	6

Notes to Condensed Consolidated Financial Statements	7 – 21

Item 2 – Management’s Discussion and Analysis of Financial Condition and
Results of Operations	22-28

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	28

Item 4 – Controls and Procedures	28-29

PART II. – OTHER INFORMATION

Item 1 – Legal Proceedings	30

Item 1A – Risk Factors	30

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3 – Defaults Upon Senior Securities	30

Item 4 – Reserved	30

Item 5 – Other Information	30

Item 6 – Exhibits	30

Signature	31

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These statements are identified by forward-looking terms such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “may be,” “objective,” “plan,” “predict,” “should,” “will be,” and similar expressions.  Forward-looking statements are based on our expectations and assumptions at the time they are made that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements.  In addition, certain market outlook information is based on third party sources that we cannot independently verify, but that we believe to be reliable.  Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, and the risks discussed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for our fiscal year ended October 30, 2009, and in other filings that we, from time to time, make with the SEC. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement.  All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Quarter Ended
	January 29,	January 30,
	2010	2009

Net sales	$729,220	$754,896
Costs and expenses:
Cost of sales	502,438	513,791
Product development, selling and
administrative expenses	110,015	106,830
Other income	(793)	(965)

Operating income	117,560	135,240
Interest income	2,864	1,526
Interest expense	(7,460)	(8,641)
Reorganization items	(50)	(135)

Income before income taxes	112,914	127,990
Provision for income taxes	(36,697)	(42,250)

Net income	$76,217	$85,740

Net income per share:
Basic	$0.74	$0.84
Diluted	$0.73	$0.83

Dividends per share	$0.175	$0.175

Weighted average shares outstanding:
Basic	102,759	102,454
Diluted	104,383	102,949

4

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	January 29,	October 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$505,050	$471,685
Accounts receivable, net	544,213	580,629
Inventories	763,575	769,783
Other current assets	120,119	127,930
Total current assets	1,932,957	1,950,027

Property, plant and equipment, net	345,994	347,058
Other intangible assets, net	184,932	187,037
Goodwill	127,704	127,732
Deferred income taxes	316,044	332,474
Other non-current assets	62,264	63,951
Total assets	$2,969,895	$3,008,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion
of long-term obligations	$19,686	$19,791
Trade accounts payable	178,468	206,770
Employee compensation and benefits	70,898	116,149
Advance payments and progress billings	336,894	321,629
Accrued warranties	61,397	58,947
Other accrued liabilities	153,584	203,498
Total current liabilities	820,927	926,784

Long-term obligations	520,490	523,890
Accrued pension costs	576,138	576,140
Other liabilities	169,293	167,726

Total liabilities	2,086,848	2,194,540

Shareholders’ equity	883,047	813,739

Total liabilities and shareholders’ equity	$2,969,895	$3,008,279

5

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarter Ended
	January 29,	January 30,
	2010	2009
Cash flows from operating activities:
Net income	$76,217	$85,740
Add (deduct) – items not affecting cash
Depreciation and amortization	13,874	14,510
Increase in deferred income taxes	74	1,858
Excess income tax benefit from share-based payment awards	(3,175)	-
Change in long-term accrued pension costs	6,242	(652)
Other, net	3,562	1,897

Changes in working capital:
Decrease in accounts receivable, net	39,124	30,547
Increase in inventories	(433)	(143,651)
Decrease (increase) in other current assets	7,406	(16,320)
Decrease in trade accounts payable	(26,020)	(35,522)
Decrease in employee compensation and benefits	(44,943)	(40,591)
Increase in advance payments and progress billings	16,970	60,289
(Decrease) increase in other accrued liabilities	(29,359)	6,080

Net cash provided (used) by operating activities	59,539	(35,815)

Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	(11,070)
Property, plant and equipment acquired	(14,081)	(22,792)
Other, net	(1,642)	(2)

Net cash used by investing activities	(15,723)	(33,864)

Cash flows from financing activities:
Share-based payment awards	13,945	-
Dividends paid	(17,930)	(17,896)
Purchases of treasury stock	-	(13,706)
(Repayment) borrowings on long-term obligations, net	(3,575)	70,866
Decrease in short-term notes payable	-	(1,894)

Net cash (used) provided by financing activities	(7,560)	37,370

Effect of exchange rate changes on cash and cash equivalents	(2,891)	(5,259)

Increase (Decrease) in Cash and Cash Equivalents	33,365	(37,568)
Cash and Cash Equivalents at Beginning of Period	471,685	201,575

Cash and Cash Equivalents at End of Period	$505,050	$164,007

6

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2010
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

These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2009.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

3.	Derivatives

We enter into derivative contracts, primarily foreign currency forward contracts, to hedge the risks of certain identified and anticipated transactions in currencies other than the functional currency of the respective operating unit.  The types of risks hedged are those arising from the variability of future earnings and cash flows caused by fluctuations in foreign currency exchange rates.  We have designated substantially all of these contracts as cash flow hedges in accordance with Accounting Standards Codification (“ASC”) No. 815. These contracts are for forecasted transactions, and committed receivables and payables denominated in foreign currencies and not for speculative purposes.

We are exposed to certain foreign currency risks in the normal course of our global business operations.  For derivative contracts that are designated and qualify for a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax and is reclassified into the income statement, on the same line associated with the underlying transaction and in the same period(s) in which the hedged transaction affects earnings.  The amounts recorded in accumulated other comprehensive income for existing cash flow hedges is generally expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by August 2011.  Ineffectiveness related to these derivative contracts was recorded in the Consolidated Statement of Income as a gain of $2.5 million and $1.1 million for the quarters ended January 29, 2010 and January 30, 2009, respectively.

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2010
(Unaudited)

For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss of the derivative contracts is recorded in the Income Statement under the heading Cost of Sales.  For quarters ended January 29, 2010 and January 30, 2009 we recorded an immaterial gain and a $2.6 million loss, respectively, in the Consolidated Statement of Income related to fair value hedges which was offset by foreign exchange fluctuations of the underlying receivable.

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

 The following table summarizes the effect of derivative instruments on the Consolidated Statement of Income:

In thousands	Effective Portion			Ineffective Portion
	Quarter Ended January 29, 2010			Quarter Ended January 29, 2010

		Location of	Amount of	Location of	Amount of
	Amount of	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivative	Gain/(Loss)	Reclassified	Reclassified	Reclassified	Reclassified
Hedging	Recognized	from AOCI	from AOCI	from AOCI	from AOCI
Relationship	in OCI	into Earnings	into Earnings	into Earnings	into Earnings

Cash Flow Hedges

Foreign currency
forward contracts	$(4,958)	Cost of Sales	$229	Cost of Sales	$-

4.	Borrowings and Credit Facilities

Direct borrowings and capital lease obligations consisted of the following:

	January 29,	October 30,
In thousands	2010	2009

6.0% Senior Notes due 2016	$247,442	$247,366
6.625% Senior Notes due 2036	148,400	148,395
Term loan	140,000	144,375
Short-term notes payable	1,465	1,464
Capital leases and other	2,869	2,081
	540,176	543,681
Less: Amounts due within one year	(19,686)	(19,791)

Long-term obligations	$520,490	$523,890

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2010
(Unaudited)

We have a $400.0 million unsecured revolving credit facility (“Credit Agreement”) which expires November 10, 2011. Outstanding borrowings bear interest equal to the London Interbank Offered Rate (“LIBOR”) Rate (defined as applicable LIBOR rate for the equivalent interest period plus 0.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.5%) at our option.  We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating.  The Credit Agreement requires the maintenance of certain financial covenants, including covenants related to leverage and interest coverage.  The Credit Agreement also restricts payments of dividends or other return of capital based on the consolidated leverage ratio.  At January 29, 2010, we were in compliance with all financial covenants in the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

At January 29, 2010, there were no outstanding direct borrowings under the Credit Agreement.  Outstanding letters of credit issued under the Credit Agreement, which count toward the $400.0 million credit limit, totaled $129.9 million.  At January 29, 2010, there was $270.1 million available for borrowings under the Credit Agreement.

5.	Share-Based Compensation

We recognized total share-based compensation expense for the quarter ended January 29, 2010 and January 30, 2009 of approximately $5.2 million and $4.8 million, respectively.

Stock Options

A summary of stock option activity under all plans is as follows:

			Aggregate
		Weighted-Average	Intrinsic
	Number of	Exercise Price	Value
	Options	per Share	(In Millions)

Outstanding at October 30, 2009	3,634,045	$29.95	$79.3

Options granted	488,500	52.81
Options exercised	(453,712)	23.74
Options forfeited and cancelled	(122,665)	25.32

Outstanding at January 29, 2010	3,546,168	$34.05	$52.7
Exercisable at January 29, 2010	1,630,200	$34.43	$23.7

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2010
(Unaudited)

The fair value of the stock awards is the estimated fair value at grant date using the Black-Scholes valuation model and is recognized as expense on a straight line basis over the vesting period, which is three years.  The weighted average assumptions and resulting estimated fair value is as follows:

Quarter Ended
January 29, 2010

Risk free interest rate	1.23%
Expected volatility	49.14%
Expected life in years	3.36
Dividend yield	1.37%
Weighted average estimated fair value at grant date	$17.44

Restricted Stock Units

			Aggregate
		Weighted-Average	Intrinsic
	Number of	Exercise Price	Value
	Units	per Share	(In Millions)

Outstanding at October 30, 2009	534,684	$26.57

Units granted	208,500	52.81
Units earned from dividends	2,316	51.82
Units settled	(33,814)	26.27	$2.0
Units deferred	(13,190)	34.88	0.8
Units forfeited	(13,521)	25.05

Outstanding at January 29, 2010	684,975	$34.53

Performance Shares

			Aggregate
		Weighted-Average	Intrinsic
	Number of	Exercise Price	Value
	Shares	per Share	(In Millions)

Outstanding at October 30, 2009	520,950	$34.64

Shares granted	88,500	52.81
Shares distributed	(63,666)	41.25	$3.8
Shares forfeited	(21,005)	24.67

Outstanding at January 29, 2010	524,779	$37.30

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2010
(Unaudited)

6.	Warranties

The following table reconciles the changes in the product warranty reserve:

	Quarter Ended
	January 29,	January 30,
In thousands	2010	2009
Balance, beginning of period	$58,947	$46,621
Accrual for warranty expensed during the period	8,264	5,574
Settlements made during the period	(5,331)	(5,330)
Change in liability for pre-existing warranties
during the period, including expirations	(115)	45
Effect of foreign currency translation	(368)	(1,716)
Balance, end of period	$61,397	$45,194

7.	Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted-average number of shares outstanding during each period. Diluted net income per share is computed based on the weighted-average number of ordinary shares during each period, plus dilutive potential shares considered outstanding during the period in accordance with ASC No. 260, Earnings per Share.

The following table sets forth the computation of basic and diluted net income per share:

	Quarter Ended
	January 29,	January 30,
In thousands, except per share data	2010	2009
Numerator:
Net income	$76,217	$85,740

Denominator:
Denominator for basic net income per share -
Weighted average shares	102,759	102,454
Effect of dilutive securities:
Stock options, restricted stock units and
performance shares	1,624	495
Denominator for diluted net income per share -
Adjusted weighted average shares and
assumed conversions	104,383	102,949

Net income per share:
Basic	$0.74	$0.84
Diluted	$0.73	$0.83

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2010
(Unaudited)

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

During the Chapter 11 reorganization of Harnischfeger Industries, Inc., our Predecessor Company, in 1999 by the filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code, the Wisconsin Department of Workforce Development ("DWD") filed claims against Beloit Corporation ("Beloit"), a former majority owned subsidiary, and us in Federal bankruptcy court seeking "at least" $10 million in severance benefits and penalties, plus interest, on behalf of former Beloit employees.  DWD's claim against Beloit included unpaid severance pay due under a severance policy Beloit established in 1996.  DWD alleges that Beloit violated its alleged contractual obligations under the 1996 policy when it amended the policy in 1999.  The Federal District Court for the District of Delaware removed DWD's claims from the bankruptcy court and granted summary judgment in our favor on all of DWD's claims in December 2001.  DWD appealed the decision and the judgment was ultimately vacated in part and remanded.  Following further proceedings, DWD’s only remaining claim against us is that our Predecessor Company tortiously interfered with Beloit's decision to amend its severance policy. We have commenced a trial on DWD's remaining claim on March 1, 2010.  We do not believe these proceedings will have a significant effect on our financial condition, results of operations, or liquidity.

Because DWD's claims were still being litigated as of the effective date of our plan of reorganization, the plan of reorganization provided that the claim allowance process with respect to DWD's claims would continue as long as necessary to liquidate and determine these claims.

At January 29, 2010, we were contingently liable to banks, financial institutions, and others for approximately $167.7 million for outstanding letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business.  Of the $167.7 million, approximately $1.5 million remains in place and is substantially attributable to remaining workers compensation obligations of Beloit and $14.6 million is relative to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters.  We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

9.	Fair Value Measurements

ASC No. 820, Fair Value Measurements and Disclosures provides a definition of fair value, establishes a framework for measuring fair value within GAAP and expands disclosures about fair value measurements.  ASC No. 820 establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2010
(Unaudited)

Level 1: Observable inputs such as quoted prices in active markets

Level 2: Inputs, other than quoted prices in active markets that are observable either directly or indirectly

Level 3: Unobservable inputs where there is little or no market data, which requires the reporting entity to develop its own assumptions

ASC No. 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value as of January 29, 2010 consisted of forward foreign exchange contracts.  The fair value of forward foreign exchange contracts represents the estimated amounts receivable (payable) to terminate such contracts at the reporting date based on foreign exchange market prices at that date.

The fair value of the forward foreign exchange contracts, together with the inputs used to develop the fair value measurements, are as follows:

	January 29,
In thousands	2010	Level 1	Level 2	Level 3

Assets
Derivatives	$4,095	$-	$4,095	$-

Liabilities
Derivatives	$(12,742)	$-	$(12,742)	$-

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

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2010
(Unaudited)

The estimated fair values of financial instruments at January 29, 2010 and October 30, 2009 are as follows:

In thousands	Carrying Value	Fair Value

January 29, 2010
Cash and cash equivalents	$505,050	$505,050
6.0 % Senior Notes	247,442	264,375
6.625% Senior Notes	148,400	143,042
Term Loan	140,000	136,236
Other borrowings	4,334	4,334

October 30, 2009
Cash and cash equivalents	$471,685	$471,685
6.0 % Senior Notes	247,366	250,605
6.625% Senior Notes	148,395	138,287
Term Loan	144,375	140,999
Other borrowings	3,545	3,545
Forward exchange contracts	(4,916)	(4,916)

10.	Comprehensive Income

Comprehensive income consisted of the following:

	Quarter Ended
	January 29,	January 30,
In thousands	2010	2009

Net income	$76,217	$85,740
Other comprehensive income (loss):
Pension & postretirement adjustments	8,084	47
Translation adjustments	(9,736)	(18,529)
Derivative fair value adjustments	(4,729)	(8,439)
Total other comprehensive loss	(6,381)	(26,921)
Comprehensive income	$69,836	$58,819

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2010
(Unaudited)

11.	Inventories

Consolidated inventories consisted of the following:

	January 29,	October 30,
In thousands	2010	2009
Finished goods	$484,404	$513,055
Work in process and purchased parts	206,617	173,850
Raw materials	72,554	82,878
	$763,575	$769,783

12.	Retiree Benefits

The components of the net periodic pension and other post-retirement benefit (“OPEB”) expense recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
	January 29,	January 30,	January 29,	January 30,
In thousands	2010	2009	2010	2009

Service cost	$5,273	$3,900	$258	$218
Interest cost	21,316	21,439	410	712
Expected return on assets	(21,791)	(20,943)	(67)	(46)
Amortization of:
Prior service cost	290	286	-	(41)
Actuarial (gain) loss	8,146	37	(352)	(235)
Net periodic pension and OPEB expense	$13,234	$4,719	$249	$608

For fiscal 2010, we expect to contribute approximately $80.0 million to $100.0 million to our defined benefit employee pension plans globally.

13.	Segment Information

As of January 29, 2010, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment.  At the beginning of fiscal 2010, the integration of the conveying business was completed, and the Continental Crushing and Conveying segment was combined with the Underground Mining Machinery and Surface Mining Equipment segments.  Crushing and conveying operating results related to surface applications are reported as part of the Surface Mining Equipment segment, while total crushing and conveying operating results are included with the Underground Mining Machinery segment.  Eliminations include the surface applications of crushing and conveying included in both operating segments.  The prior year presentation has been restated to reflect this change.

Operating income (loss) of segments does not include interest income and expense, reorganization items and provision for income taxes.

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2010
(Unaudited)

	Underground	Surface
	Mining	Mining
	Machinery	Equipment	Corporate	Eliminations	Total
1st Quarter 2010
Net sales	$423,731	$328,000	$-	$(22,511)	$729,220

Operating income (loss)	$68,223	$65,384	$(10,250)	$(5,797)	$117,560
Interest and other	-	-	(4,646)	-	(4,646)
Income before income taxes	$68,223	$65,384	$(14,896)	$(5,797)	$112,914

Depreciation and amortization	$8,736	$5,111	$27	$-	$13,874

Capital expenditures	$8,332	$5,635	$114	$-	$14,081

Total assets	$1,588,249	$798,376	$583,270	$-	$2,969,895

1st Quarter 2009
Net sales	$484,167	$310,243	$-	$(39,514)	$754,896

Operating income (loss)	$92,173	$62,224	$(9,366)	$(9,791)	$135,240
Interest and other	-	-	(7,250)	-	(7,250)
Income before income taxes	$92,173	$62,224	$(16,616)	$(9,791)	$127,990

Depreciation and amortization	$9,949	$4,552	$9	$-	$14,510

Capital expenditures	$12,906	$9,886	$-	$-	$22,792

Total assets	$1,640,536	$799,453	$281,194	$-	$2,721,183

14.	Subsequent Event

On February 18, 2010, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock.  The dividend will be paid on March 19, 2010 to all shareholders of record at the close of business on March 5, 2010.

15.	Recent Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 clarifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. This statement is effective for us beginning in the first quarter of fiscal 2011 (October 30, 2010). We are assessing the potential impact that the adoption of ASU No. 2009-17 will have on our consolidated financial statements.

In October 2009, FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, this ASU addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This guidance will be effective for us in the beginning of the first quarter of fiscal 2011 (October 30, 2010) and, when adopted, will change our accounting treatment for multiple-element revenue arrangements on a prospective basis.

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2010
(Unaudited)

In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This statement is effective for us in fiscal 2011. We are assessing the potential impact that the adoption of SFAS No. 167 will have on our consolidated financial statements.

In December 2007, FASB issued ASC No. 805, Business Combinations.  ASC No. 805 requires the measurement at fair value of assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as of the acquisition date.  ASC No. 805 also requires that acquisition related costs and costs to restructure the acquiree be expensed as incurred.   ASC No. 805 became effective for us beginning in fiscal 2010.  The adoption of ASC No. 805 did not have a significant effect on our consolidated financial statements and related disclosures.

In December 2007, FASB issued ASC No. 810, Consolidation.  The objective of ASC No. 810 is to improve the transparency and comparability of financial information that is provided as it relates to a parent and noncontrolling interests.  ASC No. 810 requires clear identification of ownership interests in subsidiaries held by other parties and the amount of consolidated net income attributable to the parent and other parties.  The codification also requires changes in parent ownership interests to be accounted for consistently, while the parent retains its controlling interest in the subsidiary. ASC No. 810 became effective for us beginning in fiscal 2010.  The adoption of ASC No. 810 did not have a significant effect on our consolidated financial statements and related disclosures.

16.	Subsidiary Guarantors

The following tables present condensed consolidated financial information as of and for the quarter ended January 29, 2010 and January 30, 2009 for: (a) the parent company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes issued in November 2006, which include the significant domestic operations of Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co., and Continental Crushing & Conveying Inc. (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2010
(Unaudited)

Condensed Consolidating Statement of Income
Quarter Ended January 29, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$445,793	$416,602	$(133,175)	$729,220

Cost of sales	-	307,378	303,279	(108,219)	502,438

Product development, selling
and administrative expenses	10,252	56,844	42,919	-	110,015
Other income	-	16,173	(16,966)	-	(793)
Operating income (loss)	(10,252)	65,398	87,370	(24,956)	117,560

Intercompany items	9,649	(15,932)	(14,650)	20,933	-
Interest income (expense) - net	(7,164)	866	1,702	-	(4,596)
Reorganization items	(50)	-	-	-	(50)
Income (loss) from continuing operations
before income taxes and equity	(7,817)	50,332	74,422	(4,023)	112,914

Provision (benefit) for income taxes	(5,538)	34,342	7,893	-	36,697
Equity in income (loss) of subsidiaries	78,496	40,148	-	(118,644)	-

Net income	$76,217	$56,138	$66,529	$(122,667)	$76,217

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2010
(Unaudited)

Condensed Consolidating Statement of Income
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

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2010
(Unaudited)

Condensed Consolidating Balance Sheets:
As of January 29, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$264,357	$700,499	$1,107,798	$(139,697)	$1,932,957
Property, plant and equipment-net	365	186,588	159,041	-	345,994
Intangible assets-net	-	294,355	18,281	-	312,636
Other assets	1,853,016	241,027	953,621	(2,669,356)	378,308

Total assets	$2,117,738	$1,422,469	$2,238,741	$(2,809,053)	$2,969,895

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities	$24,865	$418,222	$444,038	$(66,198)	$820,927
Long-term debt	518,342	-	2,148	-	520,490
Accrued pension costs	562,606	6,429	7,103	-	576,138
Other non-current liabilities	128,878	13,379	27,036	-	169,293
Shareholders' equity (deficit)	883,047	984,439	1,758,416	(2,742,855)	883,047

Total liabilities and shareholders' equity (deficit)	$2,117,738	$1,422,469	$2,238,741	$(2,809,053)	$2,969,895

As of October 30, 2009
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$217,949	$715,556	$1,115,916	$(99,394)	$1,950,027
Property, plant and equipment-net	278	177,497	169,283	-	347,058
Intangible assets-net	-	296,388	18,381	-	314,769
Other assets	1,863,561	360,773	975,382	(2,803,291)	396,425

Total assets	$2,081,788	$1,550,214	$2,278,962	$(2,902,685)	$3,008,279

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities	$55,355	$415,696	$484,410	$(28,677)	$926,784
Long-term debt	522,636	-	1,254	-	523,890
Accrued pension costs	560,812	7,934	7,394	-	576,140
Other non-current liabilities	129,246	12,419	26,061	-	167,726
Shareholders' equity (deficit)	813,739	1,114,165	1,759,843	(2,874,008)	813,739

Total liabilities and shareholders' equity (deficit)	$2,081,788	$1,550,214	$2,278,962	$(2,902,685)	$3,008,279

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2010
(Unaudited)

Condensed Consolidating Statement of Cash Flows:
Quarter Ended January 29, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash (used) provided by operating activities	$57,714	$(5,951)	$7,776	$-	$59,539
Net cash (used) provided by investing activities	(154)	(4,827)	(10,742)	-	(15,723)
Net cash provided (used) by financing activities	(8,360)	4	796	-	(7,560)

Effect of exchange rate changes on cash and
cash equivalents	-	-	(2,891)	-	(2,891)
Increase (decrease) in cash and cash equivalents	49,200	(10,774)	(5,061)	-	33,365
Cash and cash equivalents at beginning of period	146,223	19,028	306,434	-	471,685
Cash and cash equivalents at end of period	$195,423	$8,254	$301,373	$-	$505,050

Quarter Ended January 30, 2009
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$(93,499)	$39,602	$18,082	$-	$(35,815)
Net cash (used) provided by investing activities	(109)	(28,288)	(5,467)	-	(33,864)
Net cash used by financing activities	39,423	4	(2,057)	-	37,370

Effect of exchange rate changes on cash and
cash equivalents	-	-	(5,259)	-	(5,259)
Increase (decrease) in cash and cash equivalents	(54,185)	11,318	5,299	-	(37,568)
Cash and cash equivalents at beginning of period	55,693	3,432	142,450	-	201,575
Cash and cash equivalents at end of period	$1,508	$14,750	$147,749	$-	$164,007

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Part I of this report.  Dollar amounts are in thousands, except share and per share data and as indicated.

Overview

Joy Global Inc. is a worldwide leader in high-productivity mining solutions, and we manufacture and market original equipment and aftermarket parts and services for both underground and surface mining and certain industrial applications through two business segments: Underground Mining Machinery (Joy Mining Machinery or “Joy”) and Surface Mining Equipment (P&H Mining Equipment or “P&H”).  Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania, Wisconsin, and Alabama, and in the United Kingdom, South Africa, Chile, Australia, and China.

At the beginning of fiscal 2010, Joy Global Inc. completed the Continental integration by combining the Continental Crushing and Conveying segment into the Underground Mining Machinery and Surface Mining Equipment segments.  Crushing and conveying results related to surface applications are reported as part of the Surface Mining Equipment segment, while total crushing and conveying results are included in the Underground Mining Machinery segment to reflect the overall management responsibility for this product line.  Eliminations include the surface applications of crushing and conveying included in both operating segments.  Prior year segment results been restated to reflect this change.

Operating Results

Net sales in the first quarter of 2010 were $729.2 million, a decrease of $25.7 million or 3.4% from the prior year, which includes an $8.5 million increase in aftermarket sales and a $34.2 million decrease in original equipment sales.  Compared to the first quarter of 2009, net sales were favorably impacted by $49.4 million of foreign currency translation due to the weaker U.S. dollar. Operating income in the quarter decreased to $117.6 million from $135.2 million in the first quarter of 2009 as a result of lower sales volumes, increased pension expense of $8.5 million and unfavorable manufacturing and service absorption.  In addition, cancellation fees of $6.5 million were recorded in the first quarter of 2009 that were not repeated in 2010.  These adverse impacts were partially offset by the benefit of prior year cost reduction programs.  Operating income in the first quarter was also favorably impacted by $6.0 million of foreign currency translation compared to the prior year quarter.

Bookings in the first quarter of 2010 were $808.1 million, an increase of $269.8 million from the prior year, which included order cancellations of $160.9 million and the favorable impact of a backlog adjustment of $35.0 million.  Original equipment bookings were $310.9 million in the first quarter of 2010, as compared to $77.1 million in the first quarter of 2009, which included $126.9 million of cancellations.  Aftermarket bookings were $497.2 million in the first quarter of 2010, as compared to bookings of $461.2 million in the first quarter of 2009, which included $34.0 million of cancellations and the favorable backlog adjustment.

Market Outlook

We continue to see a positive outlook for the commodities that our customers mine.  The emerging markets in general, and China and India in particular, were the major source of seaborne commodity demand during most of 2009.  Although the rate of growth in commodity imports into China began to moderate in our first quarter of 2010, imports are expected to remain near their current high levels.

Steel and other industrial producers in the industrialized countries made significant reduction in inventories in 2009, and days of supply were reduced to historical averages on lower volumes.  During that time, sales out of inventory forced capacity utilization below 40% for steel making and into the low 60% range for broader industrial production.  Inventory levels stabilized in the second half of 2009, and sales that were previously coming out of inventory have been increasingly coming out of production.  As a result, capacity utilization in the industrialized countries exceeded 65% for steel making and over 70% for broader industrial production by the end of calendar year 2009.  These higher rates of industrial production are creating increased demand for commodities such as copper, iron ore, metallurgical coal and seaborne thermal coal.

In addition, we believe that there has been a structural shift in coal supply to China that started in 2009.  China’s shortage of coal production and rail bottlenecks created the need to substantially increase imports of thermal and metallurgical coal.  China was self-sufficient in metallurgical coal until 2009, during which imports surged.  After becoming a marginal net importer of thermal coal by the second half of 2008, China’s net imports accelerated in 2009.  In addition, coal imports are reaching the heavily populated and highly industrialized southeast sector of China at delivered prices that are competitive with domestic coal.  We believe that these shifts will be sustained because of preference for higher grade imported product and increasing domestic transportation cost as future Chinese production expands farther north and west.

India’s imports of coal also continue to rise and imports reached 59 million metric tons in 2009. Coal India recently revised its current production estimates down and now projects that imports into India could reach 200 million metric tons in the next few years.

Although it continues to lag the seaborne traded market, the U.S. thermal coal market has improved significantly in our most recent quarter.  Increasing industrial production and a colder winter have increased power demand, and coal stockpiles are being depleted.  Natural gas prices that have doubled from their lows of last September are causing utilities to switch generator dispatch back to coal.  As a result, our customers now believe that thermal coal stockpiles could reach normal levels in the second half of 2010.

The fundamentals in the commodity markets are improving as increased demand from the industrialized countries adds to continued high demand from the emerging markets.  Global mine capacity utilization remains above 90% on average, and expansion projects have been on hold for the past year or more.  Our customers now believe that limited capacity surplus will become a supply deficit before new capacity can be brought on line.  Announced capital expenditures for 18 of the world’s largest mining companies have increased, and budgets continue to be revised up.

Company Outlook

As a result, we expect 2010 to be a year of improving order rates.  Based on planning meetings with our customers regarding machine specifications and delivery schedules, we expect that the strongest equipment demand will come from copper, international coal and iron ore, and that orders will come predominately from North and South America, Asia and Africa.

Results of Operations

Quarter Ended January 29, 2010 to Quarter Ended January 30, 2009

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	January 29,	January 30,	$	%
In thousands	2010	2009	Change	Change
Net Sales
Underground Mining Machinery	$423,731	$484,167	$(60,436)	(12.5%)
Surface Mining Equipment	328,000	310,243	17,757	5.7%
Eliminations	(22,511)	(39,514)	-	-
Total	$729,220	$754,896	$(25,676)	(3.4%)

The decrease in net sales for Underground Mining Machinery in the first quarter of 2010 compared to the prior year first quarter was the result of a $42.1 million decrease in original equipment sales and $18.4 million decrease in aftermarket sales. Current quarter net sales were increased by $34.7 million due to the effect of foreign currency translation from the weakening of the U.S. dollar.  Original equipment sales of room-and-pillar and longwall equipment decreased by $49.6 million in the United States, while original equipment sales primarily related to longwall equipment, decreased by $16.7 million in Australia.  These decreases were partially offset by an increase in original equipment sales of longwall equipment in China.  Aftermarket sales were up in South Africa, Australia and China, but were more than offset by a $27.2 million decrease in the United States.

The increase in net sales for Surface Mining Equipment in the first quarter of 2010 compared to the prior year first quarter was the result of a $20.4 million increase in aftermarket sales and a $2.7 million decrease in original equipment sales. Current quarter net sales were increased by $14.7 million due to the effect of foreign currency translation from the weakening of the U.S. dollar.  The decrease in original equipment was primarily due to decreased industrial conveyor sales and decreased alliance product sales, offset by $17.5 million of increased electric mining shovel sales primarily due to prior year first quarter manufacturing disruptions and process efficiencies that are improving current production schedules.  Aftermarket sales increased in Canada due to increased mine activity, while aftermarket sales increased in Australia due to the rebuild and refurbishment of equipment.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	January 29, 2010		January 30, 2009
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales
Underground Mining Machinery	$68,223	16.1%	$92,173	19.0%
Surface Mining Equipment	65,384	19.9%	62,224	20.1%
Corporate Expense	(10,250)	-	(9,366)	-
Eliminations	(5,797)	-	(9,791)	-
Total	$117,560	16.1%	$135,240	17.9%

Operating income for Underground Mining Machinery was $68.2 million in the first quarter of 2010 compared to operating income of $92.2 million in the first quarter of 2009.  Operating income was unfavorably impacted by lower sales volumes, increased pension expense of $4.6 million and unfavorable manufacturing overhead absorption due to lower manufacturing levels, which were partially offset by $4.9 million favorable foreign currency translation and the benefit of prior year cost reduction programs.

Operating income for Surface Mining Equipment was $65.4 million in the first quarter of 2010 compared to operating income of $62.2 million in the first quarter of 2009. Operating income was favorably impacted by higher aftermarket parts and services sales volumes and better pricing, partially offset by unfavorable manufacturing overhead and service absorption, increased pension expense of $3.5 million and $6.5 million of cancellation fees in the first quarter of 2009 that were not repeated in 2010.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $110.0 million, or 15% of sales, in the first quarter of 2010, compared to $106.8 million, or 14% of sales, in the first quarter of 2009.  Product development, selling and administrative expense increased in the first quarter of 2010 primarily due to increased pension costs of $6.7 million and unfavorable foreign currency translation, partially offset by the benefit of cost saving initiatives implemented in 2009.

Net Interest Expense

Net interest expense for the first quarter of 2010 was $4.6 million as compared to $7.1 million in the first quarter of 2009.  The decrease in net interest expense was primarily due to interest earned on additional cash and cash equivalents and the decrease in amounts outstanding on our credit facility from the first quarter of 2009.

Provision for Income Taxes

Income tax expense for the first quarter of 2010 decreased to $36.7 million compared to $42.3 million in the first quarter of 2009.  These income tax provisions represented effective income tax rates for the first quarter of 2010 and 2009 of 32.5% and 33.0%, respectively.  The effective income tax rate differs from the United States federal corporate income tax rate primarily due to foreign and state differentials.

Bookings and Backlog

Bookings for the first quarter of 2010 and 2009 are the following:

	Quarter Ended
In thousands
	January 29, 2010	January 30, 2009
Underground Mining Machinery	$473,975	$398,920
Surface Mining Equipment	355,783	158,240
Eliminations	(21,696)	(18,886)
Total Bookings	$808,062	$538,274

Underground orders totaled $474.0 million in the first quarter of 2010, an increase of 19% over the first quarter of 2009.  Underground original equipment orders in the first quarter of 2010 were lower than original equipment orders in the first quarter of 2009 primarily due to increased long-wall equipment orders from China offset by decreased room and pillar equipment orders in the United States and Australia.  Aftermarket orders for underground equipment increased $27.4 million in the quarter primarily due to higher activity levels in the United States and in South Africa.  The improvement was due to increased rebuilds as machines sold in prior years reach their first rebuild interval.  Surface orders at P&H totaled $355.8 million in the first quarter of 2010 while the first quarter of 2009 was impacted by $94.8 million of cancellations of original equipment and aftermarket products and services and a $35.0 million favorable backlog adjustment.  Surface original equipment orders increased from the first quarter of 2009 in both North and South America and in both coal and copper in each of those markets.  Aftermarket parts and service orders for the surface business were up slightly in the first quarter of 2010, before cancellations and backlog adjustment, primarily due to increased orders from customers in South America and Canada.

Backlog as of January 29, 2010 and October 30, 2009 is as follows:

In thousands	January 29, 2010	October 30, 2009

Underground Mining Machinery	$976,963	$926,719
Surface Mining Equipment	602,975	575,192
Eliminations	(30,218)	(31,033)
Total Backlog	$1,549,720	$1,470,878

Backlog increased by $78.8 million, and ended the quarter at $1.5 billion.  The increase in backlog included $7.9 million of unfavorable foreign currency translation in the current quarter.  Backlog does not include anticipated revenues from long-term maintenance and repair contracts.

Liquidity and Capital Resources

     The following table summarizes the major components of our working capital as of January 29, 2010 and October 30, 2009, respectively:

	January 29,	October 30,
In millions	2010	2009
Accounts receivable	$544.2	$580.6
Inventories	763.6	769.8
Other current assets	120.1	127.9
Short-term notes payable	(19.7)	(19.8)
Accounts payable	(178.5)	(206.8)
Employee compensation and benefits	(70.9)	(116.2)
Advance payments and progress billings	(336.9)	(321.6)
Accrued warranties	(61.4)	(58.9)
Other current liabilities	(153.6)	(203.5)
Working Capital Excluding Cash and Cash Equivalents	606.9	551.5
Cash and Cash Equivalents	505.1	471.7
Working Capital	$1,112.0	$1,023.2

We currently use working capital and cash flow as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations.  We require working capital investment to maintain our position as a leading manufacturer and servicer of high productivity mining equipment.  Our service model requires us to maintain certain inventory levels in order to maximize our customers’ machine reliability.  As part of our continuous improvement of purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.

During the first quarter of fiscal 2010 cash provided by operating activities was $59.5 million compared to cash used by operating activities of $35.8 million during the first quarter of fiscal 2009.  The prior year first quarter included an inventory build of $143.7 million, while current quarter inventories were essentially flat.  This change was partially offset by a decrease in cash from advance payments in the current quarter compared to last year.

During the first quarter of fiscal 2010 cash used by investing activities was $15.7 million compared to cash used by investing activities of $33.9 million during the first quarter of fiscal 2009.  In the first quarter of fiscal 2009, we acquired the stock of Wuxi Shengda Machinery Co. Ltd., a manufacturer of longwall shearing machines in China, for approximately $11.1 million of cash.

During the first quarter of fiscal 2010 cash used by financing activities was $7.6 million compared to cash provided by financing activities of $37.4 million in the first quarter of fiscal 2009.  The change was the result of no borrowings on our revolving loans and no share repurchases in fiscal 2010.

On November 19, 2009, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock.  The dividend was paid on December 18, 2009 to all shareholders of record at the close of business on December 4, 2009.

Retiree Benefits

For the first quarter of fiscal 2010 we have recognized $13.2 million of defined benefit pension expense compared to $4.7 million for the comparable prior year period.  The increase in pension expense was primarily the result of an unfavorable change in discount rate.  During fiscal 2010, we expect to contribute approximately $80 million to $100 million to our defined benefit employee pension plans globally.  The investment performance of the pension plans’ assets along with the movement in the discount rate used to calculate the pension plans’ liabilities will determine the amount and timing of additional contributions to the pension plans in subsequent years.

Share Repurchase Program

Under our share repurchase program, management has remaining authorization to repurchase up to $0.9 billion in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011.  At the current time, we are not engaged in share repurchases as other uses of cash associated with the growth of the business are taking a priority.

Financial Condition

As of January 29, 2010, we had $505.1 million in cash and cash equivalents and $270.1 million available for borrowings under the Credit Agreement.  Our primary cash requirements include working capital, capital expenditures, dividends, and defined benefit pension contributions.  We will also continue to evaluate strategic acquisitions of mining-related product line additions or service extensions.  Based upon our current level of operations, we believe that cash flows from operations, together with available borrowings under the Credit Agreement will be adequate to meet our anticipated future cash requirements.

Recent Accounting Pronouncements

Our new accounting pronouncements are set forth under Part I, Item 1 of this Form 10-Q and are incorporated by reference.

Off-Balance Sheet Arrangements

We lease various assets under operating leases.  No significant changes to lease commitments have occurred since our fiscal year ended October 30, 2009.  We have no other off-balance sheet arrangements, other than noted in Note 10 to the Condensed Consolidated Financial Statements.

Critical Accounting Estimates, Assumptions and Policies

Our discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.  We evaluate, on an ongoing basis, our estimates and judgments, including those related to bad debts, excess inventory, warranty, intangible assets, income taxes, pension and postretirement benefits and costs, and contingencies.  We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates.

We believe our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, accrued warranties, pension and post-retirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 30, 2009 for a discussion of these policies.  There were no material changes to these policies during the first quarter of 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As more fully described in our Annual Report on Form 10-K for the year ended October 30, 2009, we are exposed to various types of market risks, primarily foreign currency risks.  We monitor our risks in this area on a continuous basis and generally enter into forward foreign currency contracts to minimize these exposures.  We do not engage in speculation in our derivative strategies.  Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged.  There have been no material changes to our primary market risk exposures or how such risks are managed since our year ended October 30, 2009.

Item 4.  Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known on a timely basis to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended January 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

No change.

Item 1A.  Risk Factors

No change.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Reserved

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

JOY GLOBAL INC.
(Registrant)

/s/ Michael S. Olsen

Date: March 5, 2010	Michael S. Olsen
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

/s/ Ricky T. Dillon
Date: March 5, 2010	Ricky T. Dillon
Vice President, Controller
and Chief Accounting Officer
(Principal Accounting Officer)