Form 10-Q
period 2010-04-30
JOY GLOBAL INC
filed 2010-06-08
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD from to
Commission File number 001-09299
JOY GLOBAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	39-1566457

(State of Incorporation)	(I.R.S. Employer
Identification No.)
100 East Wisconsin Ave, Suite 2780
Milwaukee, Wisconsin 53202
(Address of principal executive offices)
(Zip Code)
(414) 319-8500
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 25, 2010

Common Stock, $1 par value	103,175,853

JOY GLOBAL INC.
FORM 10-Q — INDEX
April 30, 2010

PAGE No.
PART I. — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited):
Condensed Consolidated Statement of Income — Quarter and Six Months Ended April 30, 2010 and May 1, 2009	4

Condensed Consolidated Balance Sheet — April 30, 2010 and October 30, 2009	5

Condensed Consolidated Statement of Cash Flows — Six Months Ended April 30, 2010 and May 1, 2009	6

Notes to Condensed Consolidated Financial Statements	7 – 24

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	25 – 35

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	35

Item 4 — Controls and Procedures	35 – 36

PART II. — OTHER INFORMATION

Item 1 — Legal Proceedings	37

Item 1A — Risk Factors	37

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3 — Defaults Upon Senior Securities	37

Item 4 — Reserved	37

Item 5 — Other Information	37

Item 6 — Exhibits	37

Signature	38
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Forward-Looking Statements
Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by forward-looking terms such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “may be,” “objective,” “plan,” “predict,” “should,” “will be,” and similar expressions. Forward-looking statements are based on our expectations and assumptions at the time they are made that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. In addition, certain market outlook information is based on third party sources that we cannot independently verify, but that we believe to be reliable. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, and the risks discussed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for our fiscal year ended October 30, 2009, and in other filings that we, from time to time, make with the SEC. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Quarter Ended		Six Months Ended
	April 30,	May 1,	April 30,	May 1,
	2010	2009	2010	2009
Net sales	$896,224	$923,500	$1,625,444	$1,678,396
Costs and expenses:
Cost of sales	590,772	628,207	1,093,210	1,141,998
Product development, selling and administrative expenses	126,270	107,885	236,285	214,715
Other income	(1,358)	(657)	(2,151)	(1,622)

Operating income	180,540	188,065	298,100	323,305
Interest income	2,900	1,615	5,764	3,141
Interest expense	(7,230)	(8,149)	(14,690)	(16,790)
Reorganization items	(545)	(265)	(595)	(400)

Income before income taxes	175,665	181,266	288,579	309,256
Provision for income taxes	55,224	60,725	91,921	102,975

Net income	$120,441	$120,541	$196,658	$206,281

Basic earnings per share	$1.17	$1.18	$1.91	$2.01

Diluted earnings per share	$1.15	$1.17	$1.88	$2.00

Dividends per share	$0.175	$0.175	$0.35	$0.35

Weighted average shares outstanding:
Basic	103,160	102,394	102,959	102,424

Diluted	104,850	102,877	104,616	102,913

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	April 30,	October 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$583,033	$471,685
Accounts receivable, net	594,864	580,629
Inventories	723,127	769,783
Other current assets	121,295	127,930

Total current assets	2,022,319	1,950,027

Property, plant and equipment, net	353,668	347,058
Other intangible assets, net	182,366	187,037
Goodwill	128,690	127,732
Deferred income taxes	310,512	332,474
Other non-current assets	64,444	63,951

Total assets	$3,061,999	$3,008,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$19,539	$19,791
Trade accounts payable	217,963	206,770
Employee compensation and benefits	90,531	116,149
Advance payments and progress billings	278,219	321,629
Accrued warranties	59,726	58,947
Other accrued liabilities	160,845	203,498

Total current liabilities	826,823	926,784

Long-term obligations	515,795	523,890
Accrued pension costs	550,620	576,140
Other liabilities	158,525	167,726

Total liabilities	2,051,763	2,194,540

Shareholders’ equity	1,010,236	813,739

Total liabilities and shareholders’ equity	$3,061,999	$3,008,279

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	April 30,	May 1,
	2010	2009
Cash flows from operating activities:
Net income	$196,658	$206,281
Add (deduct) — items not affecting cash
Depreciation and amortization	29,329	27,985
Increase in deferred income taxes	6,982	3,650
Excess income tax benefit from share-based payment awards	(5,013)	—
Change in long-term accrued pension costs	(14,252)	(6,171)
Other, net	3,516	4,560

Changes in working capital:
(Increase) decrease in accounts receivable, net	(1,180)	28,910
(Increase) decrease in inventories	37,780	(138,181)
(Increase) decrease in other current assets	5,282	(8,899)
(Decrease) increase in trade accounts payable	13,464	(55,574)
(Decrease) increase in employee compensation and benefits	(25,735)	(31,305)
(Decrease) increase in advance payments and progress billings	(43,927)	6,933
(Decrease) increase in other accrued liabilities	(34,891)	(11,337)

Net cash provided by operating activities	168,013	26,852

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(11,184)
Property, plant and equipment acquired	(32,124)	(48,659)
Other, net	(1,588)	1,174

Net cash used by investing activities	(33,712)	(58,669)

Cash flows from financing activities:
Share-based payment awards	16,925	121
Excess income tax benefit from share-based payment awards	5,013	—
Dividends paid	(35,948)	(35,785)
Purchases of treasury stock	—	(13,706)
(Repayment) borrowings on long-term obligations, net	(8,520)	60,917
Decrease in short-term notes payable	—	(1,273)

Net cash (used) provided by financing activities	(22,530)	10,274

Effect of exchange rate changes on cash and cash equivalents	(423)	1,178

Increase (Decrease) in Cash and Cash Equivalents	111,348	(20,365)
Cash and Cash Equivalents at Beginning of Period	471,685	201,575

Cash and Cash Equivalents at End of Period	$583,033	$181,210

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)
1. Description of Business
Joy Global Inc. (the “Company”) is a worldwide leader in high productivity mining solutions, and we manufacture and market original equipment and aftermarket parts and services for both underground and surface mining and certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands and other minerals. We operate in two business segments: underground mining machinery (Joy Mining Machinery or “Joy”) and surface mining equipment (P&H Mining Equipment or “P&H”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining.
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
3. Derivatives
We enter into derivative contracts, primarily foreign currency forward contracts, to hedge the risks of certain identified and anticipated transactions in currencies other than the functional currency of the respective operating unit. The types of risks hedged are those arising from the variability of future earnings and cash flows caused by fluctuations in foreign currency exchange rates. We have designated substantially all of these contracts as cash flow hedges. These contracts are for forecasted transactions, and committed receivables and payables denominated in foreign currencies and not for speculative purposes.

We are exposed to certain foreign currency risks in the normal course of our global business operations. For derivative contracts that are designated and qualify for a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax and is reclassified into the income statement, on the same line associated with the underlying transaction and in the same period(s) in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges is generally expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by October 2011. Ineffectiveness related to these derivative contracts was recorded in the Consolidated Statement of Income as a gain of $0.2 million and $0.6 million for the quarters ended April 30, 2010 and May 1, 2009, respectively. Ineffectiveness related to these derivative contracts was recorded in the Consolidated Statement of Income as a gain of $2.7 million for the six months ended April 30, 2010.

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)
For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss of the derivative contracts is recorded in the Consolidated Statement of Income under the heading Cost of Sales. For quarters ended April 30, 2010 and May 1, 2009 we recorded a loss of $0.2 million and $2.0 million, respectively, in the Consolidated Statement of Income related to fair value hedges which was offset by foreign exchange fluctuations of the underlying receivable. For the six months ended April 30, 2010 we recorded a loss of $0.2 million in the Consolidated Statement of Income related to fair value hedges which was offset by foreign exchange fluctuations of the underlying receivable.

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

The following table summarizes the effect of cash flow hedges on the Consolidated Statement of Income:

In thousands	Effective Portion			Ineffective Portion
		Location of	Amount of	Location of	Amount of
	Amount of	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivative	Gain/(Loss)	Reclassified	Reclassified	Reclassified	Reclassified
Hedging	Recognized	from AOCI	from AOCI	from AOCI	from AOCI
Relationship	in OCI	into Earnings	into Earnings	into Earnings	into Earnings
Quarter ended April 30, 2010

Foreign currency forward contracts	$(174)	Cost of sales	$470	Cost of sales	$—

Six months ended April 30, 2010

Foreign currency forward contracts	$(5,131)	Cost of sales	$699	Cost of sales	$—

Quarter ended May 1, 2009

Foreign currency forward contracts	$2,734	Cost of sales	$(6,155)	Cost of sales	$—

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)
4. Borrowings and Credit Facilities
Direct borrowings and capital lease obligations consisted of the following:

	April 30,	October 30,
In thousands	2010	2009
6.0% Senior Notes due 2016	$247,519	$247,366
6.625% Senior Notes due 2036	148,406	148,395
Term loan	135,625	144,375
Capital leases and other	3,784	3,545

	535,334	543,681
Less: Amounts due within one year	(19,539)	(19,791)

Long-term obligations	$515,795	$523,890

We have a $400.0 million unsecured revolving credit facility (“Credit Agreement”) which expires November 10, 2011. Outstanding borrowings bear interest equal to the London Interbank Offered Rate (“LIBOR”) (defined as applicable LIBOR rate for the equivalent interest period plus 0.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.5%) at our option. We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating. The Credit Agreement requires the maintenance of certain financial covenants, including covenants related to leverage and interest coverage. The Credit Agreement also restricts payments of dividends or other return of capital based on the consolidated leverage ratio. At April 30, 2010, we were in compliance with all financial covenants in the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

At April 30, 2010, there was $253.4 million available for borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $400.0 million credit limit, totaled $146.6 million. At April 30, 2010, there were no outstanding direct borrowings under the Credit Agreement.
5. Warranties
The following table reconciles the changes in the product warranty reserve:

	Quarter Ended		Six Months Ended
	April 30,	May 1,	April 30,	May 1,
In thousands	2010	2009	2010	2009
Balance, beginning of period	$61,397	$45,194	$58,947	$46,621
Accrual for warranty expensed during the period	9,680	9,054	17,944	14,628
Settlements made during the period	(10,505)	(6,781)	(15,836)	(12,111)
Change in liability for pre-existing warranties during the period, including expirations	(546)	255	(661)	300
Effect of foreign currency translation	(300)	1,330	(668)	(386)

Balance, end of period	$59,726	$49,052	$59,726	$49,052

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)
6. Basic and Diluted Net Income Per Share
Basic net income per share is computed based on the weighted-average number of shares outstanding during each period. Diluted net income per share is computed based on the weighted-average number of ordinary shares during each period, plus dilutive potential shares considered outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share:

	Quarter Ended		Six Months Ended
	April 30,	May 1,	April 30,	May 1,
In thousands except per share data	2010	2009	2010	2009
Numerator:
Net income	$120,441	$120,541	$196,658	$206,281

Denominator:
Denominator for basic net income per share - Weighted average shares	103,160	102,394	102,959	102,424
Effect of dilutive securities:
Stock options, restricted stock units and performance shares	1,690	483	1,657	489

Denominator for diluted net income per share - Adjusted weighted average shares and assumed conversions	104,850	102,877	104,616	102,913

Basic earnings per share:	$1.17	$1.18	$1.91	$2.01

Diluted earnings per share:	$1.15	$1.17	$1.88	$2.00

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

During the Chapter 11 reorganization of Harnischfeger Industries, Inc., our Predecessor Company, in 1999 by the filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code, the Wisconsin Department of Workforce Development (“DWD”) filed claims against Beloit Corporation (“Beloit”), a former majority owned subsidiary, and us in Federal bankruptcy court seeking “at least” $10 million in severance benefits and penalties, plus interest, on behalf of former Beloit employees. DWD’s claim against Beloit included unpaid severance pay due under a severance policy Beloit established in 1996. DWD alleges

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)
that Beloit violated its alleged contractual obligations under the 1996 policy when it amended the policy in 1999. The Federal District Court for the District of Delaware removed DWD’s claims from the bankruptcy court and granted summary judgment in our favor on all of DWD’s claims in December 2001. DWD appealed the decision and the judgment was ultimately vacated in part and remanded. Following further proceedings, DWD’s only remaining claim against us is that our Predecessor Company tortiously interfered with Beloit’s decision to amend its severance policy. We concluded a trial on DWD’s remaining claim during the week of March 1, 2010 and are awaiting a ruling on the matter, which we expect to receive during the fourth quarter. We do not believe these proceedings will have a significant effect on our financial condition, results of operations, or liquidity.

Because DWD’s claims were still being litigated as of the effective date of our plan of reorganization, the plan of reorganization provided that the claim allowance process with respect to DWD’s claims would continue as long as necessary to liquidate and determine these claims.

On May 29, 2010, the collective bargaining agreement with the International Association of Machinists at the Joy Mining Machinery factory, located in Franklin, Pennsylvania, was renewed.

At April 30, 2010, we were contingently liable to banks, financial institutions, and others for approximately $181.9 million for outstanding letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $181.9 million, approximately $1.5 million remains in place and is substantially attributable to remaining workers compensation obligations of Beloit and $12.1 million is relative to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.
8. Fair Value Measurements
GAAP establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:

Level 1: Observable inputs such as quoted prices in active markets

Level 2: Inputs, other than quoted prices in active markets that are observable either directly or indirectly

Level 3: Unobservable inputs where there is little or no market data, which requires the reporting entity to develop its own assumptions

GAAP requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclosed the fair value of certain other liabilities as of April 30, 2010 and October 30, 2009.

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)
Fair Value Measurements
at April 30, 2010

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Total Fair	Assets	Inputs	Inputs
In thousands	Value	Value	Level 1	Level 2	Level 3
Current Assets
Cash and cash equivalents	$583,033	$583,033	$583,033	$—	$—

Other Current Assets
Derivatives	$3,393	$3,393	$—	$3,393	$—

Short term notes payable, Including current portion of long term obligations

Current portion of Term Loan	$17,500	$17,500	$—	$17,500	$—

Other Accrued Liabilities
Derivatives	$12,674	$12,674	$—	$12,674	$—

Long term Obligations
6.0% Senior Notes	$247,519	$264,063	$264,063	$—	$—
6.625% Senior Notes	148,406	147,000	147,000	—	—
Term Loan	118,125	115,212	—	115,212	—

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)
Fair Value Measurements
at October 30, 2009

			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Total Fair	Assets	Inputs	Inputs
In thousands	Value	Value	Level 1	Level 2	Level 3
Current Assets
Cash and cash equivalents	$471,685	$471,685	$471,685	$—	$—

Other Current Assets
Derivatives	$7,008	$—	$—	$7,008	$—

Short term notes payable, Including current portion of long term obligations

Current portion of Term Loan	$17,500	$17,500	$—	$17,500	$—

Other Accrued Liabilities
Derivatives	$11,924	$11,924	$—	$11,924	$—

Long term Obligations
6.0% Senior Notes	$247,366	$250,605	$250,605	$—	$—
6.625% Senior Notes	148,395	138,287	138,287	—	—
Term Loan	126,875	123,499	—	123,499	—
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents: The carrying value approximates fair value because of the short maturity of those instruments.

Derivatives: The fair value of forward foreign exchange contracts represents the estimated amounts receivable (payable) to terminate such contracts at the reporting date based on foreign exchange market prices at that date.

Senior Notes: The fair market value of the Senior Notes is estimated based on market quotations at the respective period end.

Term Loan: The fair value of our term loan is estimated based upon input from third parties on prevailing current market conditions.

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)
9. Share-Based Compensation
We recognized total share-based compensation expense for the quarters ended April 30, 2010 and May 1, 2009 of approximately $9.2 million and $4.2 million, respectively. We recognized total share-based compensation expense for the six months ended April 30, 2010 and May 1, 2009 of approximately $14.4 million and $9.0 million, respectively.
10. Inventories
Consolidated inventories consisted of the following:

	April 30,	October 30,
In thousands	2010	2009
Finished goods	$500,357	$513,055
Work in process and purchased parts	151,670	173,850
Raw materials	71,100	82,878

	$723,127	$769,783

11. Comprehensive Income
Comprehensive income consisted of the following:

	Quarter Ended		Six Months Ended
	April 30,	May 1,	April 30,	May 1,
In thousands	2010	2009	2010	2009
Net income	$120,441	$120,541	$196,658	$206,281
Other comprehensive income (loss):
Pension & postretirement adjustments	2,694	47	10,778	94
Translation adjustments	3,044	28,622	(6,692)	10,093
Derivative fair value adjustments	1,847	8,880	(2,882)	441

Total other comprehensive income	7,585	37,549	1,204	10,628

Comprehensive income	$128,026	$158,090	$197,862	$216,909

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)
12. Retiree Benefits
The components of the net periodic pension and other post-retirement benefits (“OPEB”) expense recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
	April 30,	May 1,	April 30,	May 1,
In thousands	2010	2009	2010	2009
Service cost	$5,273	$3,900	$258	$218
Interest cost	21,316	21,439	410	712
Expected return on assets	(21,791)	(21,494)	(67)	15
Amortization of:
Prior service cost	290	286	—	(41)
Actuarial loss (gain)	8,146	37	(352)	(235)

Net periodic benefit cost	$13,234	$4,168	$249	$669

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	April 30,	May 1,	April 30,	May 1,
In thousands	2010	2009	2010	2009
Service cost	$10,546	$7,800	$516	$436
Interest cost	42,632	42,878	820	1,424
Expected return on assets	(43,582)	(42,437)	(134)	(107)
Amortization of:
Prior service cost	580	572	—	(82)
Actuarial loss (gain)	16,292	74	(704)	(470)

Net periodic benefit cost	$26,468	$8,887	$498	$1,201

For fiscal 2010, we expect to contribute approximately $85.0 million to $105.0 million to our defined benefit employee pension plans globally.

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)
13. Segment Information
As of April 30, 2010, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment. At the beginning of fiscal 2010, the integration of the conveying business was completed, and the Continental Crushing and Conveying segment was combined with the Underground Mining Machinery and Surface Mining Equipment segments. Crushing and conveying operating results related to surface applications are reported as part of the Surface Mining Equipment segment, while total crushing and conveying operating results are included with the Underground Mining Machinery segment. Eliminations include the surface applications of crushing and conveying included in both operating segments. The prior year presentation has been restated to reflect this change.

Operating income (loss) of segments does not include interest income and expense, reorganization items and provision for income taxes.

	Underground	Surface
	Mining	Mining
In thousands	Machinery	Equipment	Corporate	Eliminations	Total
Quarter ended April 30, 2010
Net sales	$544,287	$383,613	$—	$(31,676)	$896,224
Operating income (loss)	$109,264	$92,007	$(12,886)	$(7,845)	$180,540
Interest and other	—	—	(4,875)	—	(4,875)

Income before income taxes	$109,264	$92,007	$(17,761)	$(7,845)	$175,665

Depreciation and amortization	$10,274	$5,149	$32	$—	$15,455
Capital expenditures	$4,331	$13,720	$(8)	$—	$18,043
Quarter ended May 1, 2009
Net sales	$571,629	$388,685	$—	$(36,814)	$923,500
Operating income (loss)	$121,862	$84,750	$(8,778)	$(9,769)	$188,065
Interest and other	—	—	(6,799)	—	(6,799)

Income before income taxes	$121,862	$84,750	$(15,577)	$(9,769)	$181,266

Depreciation and amortization	$9,019	$4,447	$9	$—	$13,475
Capital expenditures	$18,398	$7,469	$—	$—	$25,867
Six months ended April 30, 2010
Net sales	$968,018	$711,613	$—	$(54,187)	$1,625,444
Operating income (loss)	$177,487	$157,391	$(23,136)	$(13,642)	$298,100
Interest and other	—	—	(9,521)	—	(9,521)

Income before income taxes	$177,487	$157,391	$(32,657)	$(13,642)	$288,579

Depreciation and amortization	$19,010	$10,260	$59	$—	$29,329
Capital expenditures	$12,663	$19,355	$106	$—	$32,124
Total assets	$1,613,277	$825,571	$623,151	$—	$3,061,999
Six months ended May 1, 2009
Net sales	$1,055,796	$698,928	$—	$(76,328)	$1,678,396
Operating income (loss)	$214,035	$146,974	$(18,144)	$(19,560)	$323,305
Interest and other	—	—	(14,049)	—	(14,049)

Income before income taxes	$214,035	$146,974	$(32,193)	$(19,560)	$309,256

Depreciation and amortization	$18,968	$8,999	$18	$—	$27,985
Capital expenditures	$31,304	$17,355	$—	$—	$48,659
Total assets	$1,691,106	$774,550	$344,633	$—	$2,810,289

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)
14. Subsequent Event
On May 20, 2010, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend will be paid on June 18, 2010 to all shareholders of record at the close of business on June 4, 2010.
15. Recent Accounting Pronouncements
In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU No. 2009-17 clarifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. This statement is effective for us beginning in the first quarter of fiscal 2011 (October 30, 2010). We do not expect a material impact from the adoption of ASU No. 2009-17 on our consolidated financial statements.

In October 2009, FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. Specifically, this ASU addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This guidance will be effective for us in the beginning of the first quarter of fiscal 2011 (October 30, 2010) and, when adopted, will change our accounting treatment for multiple-element revenue arrangements on a prospective basis. We do not expect a material impact from the adoption of ASU No. 2009-13 on our consolidated financial statements.

In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This statement is effective for us in fiscal 2011. We do not expect a material impact from the adoption of SFAS No. 167 on our consolidated financial statements.

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

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)
16. Subsidiary Guarantors
The following tables present condensed consolidated financial information as of and for the quarter ended April 30, 2010 and May 1, 2009 for: (a) the parent company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes issued in November 2006, which include the significant domestic operations of Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co., and Continental Crushing & Conveying Inc. (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)
Condensed Consolidating Statement of Income
Quarter Ended April 30, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$548,242	$542,053	$(194,071)	$896,224

Cost of sales	—	372,665	378,932	(160,825)	590,772

Product development, selling and administrative expenses	12,831	67,429	46,010	—	126,270
Other (income) expense	—	15,037	(16,395)	—	(1,358)

Operating income (loss)	(12,831)	93,111	133,506	(33,246)	180,540

Intercompany items	11,213	(13,253)	(14,791)	16,831	—
Interest income (expense) — net	(6,428)	699	1,399	—	(4,330)
Reorganization items	(545)	—	—	—	(545)

Income (loss) before income taxes and equity	(8,591)	80,557	120,114	(16,415)	175,665

(Provision) benefit for income taxes	9,832	(50,004)	(15,052)	—	(55,224)
Equity in income (loss) of subsidiaries	119,200	41,864	—	(161,064)	—

Net income	$120,441	$72,417	$105,062	$(177,479)	$120,441

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)
Condensed Consolidating Statement of Income
Quarter Ended May 1, 2009
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$629,969	$588,455	$(294,924)	$923,500

Cost of sales	—	435,121	427,867	(234,781)	628,207

Product development, selling and administrative expenses	8,872	60,910	38,103	—	107,885
Other income	—	11,186	(11,843)	—	(657)

Operating income (loss)	(8,872)	122,752	134,328	(60,143)	188,065

Intercompany items	9,692	(12,453)	(26,551)	29,312	—
Interest income (expense) — net	(7,811)	421	856	—	(6,534)
Reorganization items	(265)	—	—	—	(265)

Income (loss) before income taxes and equity	(7,256)	110,720	108,633	(30,831)	181,266

(Provision) benefit for income taxes	5,216	(46,090)	(19,851)	—	(60,725)
Equity in income (loss) of subsidiaries	122,581	56,057	—	(178,638)	—

Net income	$120,541	$120,687	$88,782	$(209,469)	$120,541

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)
Condensed Consolidating Statement of Income
Six Months Ended April 30, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$994,035	$958,655	$(327,246)	$1,625,444

Cost of sales	—	680,043	682,211	(269,044)	1,093,210

Product development, selling and administrative expenses	23,083	124,273	88,929	—	236,285
Other (income) expense	—	31,210	(33,361)	—	(2,151)

Operating income (loss)	(23,083)	158,509	220,876	(58,202)	298,100

Intercompany items	20,862	(29,185)	(29,441)	37,764	—
Interest income (expense) — net	(13,592)	1,565	3,101	—	(8,926)
Reorganization items	(595)	—	—	—	(595)

Income (loss) from continuing operations before income taxes and equity	(16,408)	130,889	194,536	(20,438)	288,579

(Provision) benefit for income taxes	15,370	(84,346)	(22,945)	—	(91,921)
Equity in income (loss) of subsidiaries	197,696	82,012	—	(279,708)	—

Net income	$196,658	$128,555	$171,591	$(300,146)	$196,658

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)
Condensed Consolidating Statement of Income
Six Months Ended May 1, 2009
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,147,578	$993,640	$(462,822)	$1,678,396

Cost of sales	—	779,386	735,289	(372,677)	1,141,998

Product development, selling and administrative expenses	18,194	120,997	75,524	—	214,715
Other income	—	20,987	(22,609)	—	(1,622)

Operating income (loss)	(18,194)	226,208	205,436	(90,145)	323,305

Intercompany items	19,372	(29,037)	(45,143)	54,808	—
Interest income (expense) — net	(15,785)	809	1,327	—	(13,649)
Reorganization items	(400)	—	—	—	(400)

Income (loss) before income taxes and equity	(15,007)	197,980	161,620	(35,337)	309,256

(Provision) benefit for income taxes	10,252	(84,055)	(29,172)	—	(102,975)
Equity in income (loss) of subsidiaries	211,036	93,492	—	(304,528)

Net income	$206,281	$207,417	$132,448	$(339,865)	$206,281

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)
Condensed Consolidating Balance Sheets:
As of April 30, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$311,367	$681,274	$1,137,805	$(108,127)	$2,022,319
Property, plant and equipment-net	325	189,914	163,429	—	353,668
Intangible assets-net	—	292,338	18,718	—	311,056
Other assets	1,921,088	371,206	985,442	(2,902,780)	374,956

Total assets	$2,232,780	$1,534,732	$2,305,394	$(3,010,907)	$3,061,999

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities	$54,138	$414,269	$390,176	$(31,760)	$826,823
Long-term debt	514,050	—	1,745	—	515,795
Accrued pension costs	537,364	6,410	6,846	—	550,620
Other non-current liabilities	116,992	14,692	26,841	—	158,525
Shareholders’ equity (deficit)	1,010,236	1,099,361	1,879,786	(2,979,147)	1,010,236

Total liabilities and shareholders’ equity (deficit)	$2,232,780	$1,534,732	$2,305,394	$(3,010,907)	$3,061,999

As of October 30, 2009
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$217,949	$715,556	$1,115,916	$(99,394)	$1,950,027
Property, plant and equipment-net	278	177,497	169,283	—	347,058
Intangible assets-net	—	296,388	18,381	—	314,769
Other assets	1,863,561	360,773	975,382	(2,803,291)	396,425

Total assets	$2,081,788	$1,550,214	$2,278,962	$(2,902,685)	$3,008,279

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities	$55,355	$415,696	$484,410	$(28,677)	$926,784
Long-term debt	522,636	—	1,254	—	523,890
Accrued pension costs	560,812	7,934	7,394	—	576,140
Other non-current liabilities	129,246	12,419	26,061	—	167,726
Shareholders’ equity (deficit)	813,739	1,114,165	1,759,843	(2,874,008)	813,739

Total liabilities and shareholders’ equity (deficit)	$2,081,788	$1,550,214	$2,278,962	$(2,902,685)	$3,008,279

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)
Condensed Consolidating Statement of Cash Flows:
Six Months Ended April 30, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash (used) provided by operating activities	$124,258	$3,855	$39,900	$—	$168,013
Net cash (used) provided by investing activities	(230)	(13,679)	(18,222)	—	(32,131)
Net cash provided (used) by financing activities	(22,760)	(135)	365	—	(22,530)

Effect of exchange rate changes on cash and cash equivalents	—	—	(423)	—	(423)

Increase (decrease) in cash and cash equivalents	101,268	(9,959)	21,620	—	112,929
Cash and cash equivalents at beginning of period	146,223	17,447	306,434	—	470,104

Cash and cash equivalents at end of period	$247,491	$7,488	$328,054	$—	$583,033

Six Months Ended May 1, 2009
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net cash provided (used) by operating activities	$(7,653)	$43,878	$(9,373)	$—	$26,852
Net cash (used) provided by investing activities	(322)	(36,467)	(21,880)	—	(58,669)
Net cash used by financing activities	11,880	(6)	(1,600)	—	10,274

Effect of exchange rate changes on cash and cash equivalents	—	—	1,178	—	1,178

Increase (decrease) in cash and cash equivalents	3,905	7,405	(31,675)	—	(20,365)
Cash and cash equivalents at beginning of period	55,693	3,432	142,450	—	201,575

Cash and cash equivalents at end of period	$59,598	$10,837	$110,775	$—	$181,210

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
     At the beginning of fiscal 2010, we completed the Continental integration by combining the Continental Crushing and Conveying segment into the Underground Mining Machinery and Surface Mining Equipment segments. Crushing and conveying results related to surface applications are reported as part of the Surface Mining Equipment segment, while total crushing and conveying results are included in the Underground Mining Machinery segment to reflect the overall management responsibility for this product line. Eliminations include the surface applications of crushing and conveying included in both operating segments. Prior year segment results, bookings and backlog have been restated to reflect this change.
Operating Results
     Net sales in the second quarter of 2010 were $896.2 million, a decrease of 3.0% from the prior year, which includes an $11.1 million increase in aftermarket sales and a $38.3 million decrease in original equipment sales. Compared to the second quarter of 2009, net sales were favorably impacted by $57.9 million of foreign currency translation due to the weaker U.S. dollar. Operating profit declined by $7.5 million to $180.5 million as compared to the prior year second quarter. The decrease in operating profit was substantially due to $14.8 million associated with lower sales volumes, $8.7 million increase of pension expense, $7.5 million increase of short term performance based compensation expense, $5.0 million increase of long term performance based compensation expense and $12.6 million of unfavorable overhead spending and absorption on decreased manufacturing levels. These items were partially offset by $22.8 million from higher margins related to the mix of products sold, $11.8 million of favorable material cost variance, $4.0 million of foreign currency transaction gains and the benefit of cost savings initiatives implemented in 2009.
     Net sales in the fiscal 2010 six months were $1.6 billion, a decrease of 3.2% from the prior year, which includes a $19.5 million increase in aftermarket sales and a $72.5 million decrease in original equipment sales. Compared to the fiscal 2009 six months, net sales were favorably impacted by $107.3 million of foreign currency translation due to the weaker U.S. dollar. Operating profit declined by $25.2 million to $298.1 million as compared to the fiscal 2009 six months. The decrease in operating profit was substantially due to $27.9 million associated with lower sales volumes, $17.4 million of pension expense, $5.6 million of short term performance based compensation expense, $5.4 million of long term performance based compensation expense, and $22.2 million of unfavorable overhead spending and absorption on decreased manufacturing levels. These items were partially offset by $28.5 million from higher margins related to the mix of products sold, $20.3 million of favorable material cost variance, $8.8 million of foreign currency transaction gains and the benefit of cost savings initiatives implemented in 2009.

Market Outlook
The outlook for our end markets continues to be defined by strong fundamentals internationally and improving conditions in the U.S. China and India continue to import seaborne traded commodities at historically high levels while economic and inventory cycles continue to progress in the industrialized world. Demand growth in the rest of the world is now adding to high demand from China and India to keep global commodity demand strong. However, there are signs that demand growth is beginning to moderate in China, and this should lead to more sustainable growth for the longer term. Commodity demand should continue to grow over the next several years and beyond today’s limited excess mine capacity, and this should support strong fundamentals for demand and pricing for the next several years.
China’s growth rates for imports of copper and iron ore are beginning to slow, but demand through April remains above the twelve-month moving averages. Growth in China’s copper demand could slow as fixed asset investment growth declines in the second quarter of 2010 from the first quarter. However, the most recent data shows that incremental copper volume growth in the rest of the world is approaching that of China, and therefore worldwide copper demand is still expected to grow in 2010 over strong comparables from 2009. More importantly, producers feel that more diversified sources will lead to more sustainable demand, and this gives them more confidence to advance major mine expansion projects. The longer term outlook is that all copper capacity, including higher cost capacity, will be needed to meet future demand expectations. As a result, mine expansion projects are advancing in all copper producing regions.
Steel production in China remained strong through April. Steel demand is being driven by industrial production and fixed asset investment that remained at historically high levels despite recent slowing, and by exports to Asia that are double last year as recovery in the region continues and China’s pricing remains competitive. In the U.S., capacity utilization for steel production is almost double from a year ago. In addition, restocking is not completed as steel inventories in the U.S. remain low as compared to the ten year average. Since the low in December of 2008, worldwide steel production ex-China has recovered. There have been corrections in steel prices over the past several weeks, but they have come off of recent peak levels. Year to date, steel prices have increased and include margin improvement on higher raw material costs. With this catch-up, steel prices are expected to be soft over the next several months.
Steel production is driving demand for metallurgical coal and iron ore. Iron ore imports into China continue at levels that are above their twelve month moving average and are higher than in 2008. The rush to secure raw material supply has diminished as steel production growth shows signs of moderating, and therefore iron ore spot prices are expected to move from their recent peak. This still represents a significant year over year increase for the large volume producers. Metallurgical coal imports into China are exceeding their pace of 2009. Through the first four months of 2010, met coal imports were running at a rate 25 percent higher than last year.
Power production in China most recently is growing at around 20 percent year over year. In addition, thermal coal generation is growing to offset declines in hydropower. Through the first four months of 2010, thermal coal imports into China were at a run rate well ahead of last year’s imports. In addition, China is approaching its summer peak power generating season. China producers are increasing their production and adding new mines to catch up to continued strong demand. This translates into strong order rates from China for the current quarter, with an outlook for that trend to continue.
In the U.S. coal markets, producers are benefiting from the strong global demand for met coal. Met coal exports from the U.S. have traditionally been to Europe and Brazil, but more recently are being sold to India and China as well. In addition, the volumes to Asia continue to increase, and U.S. producers are rushing to capture this market opportunity. The U.S. thermal coal market is not as robust as met coal, but its fundamentals are improving. Coal stockpiles at the generating plants have been worked down since their peak of last September. Power generation for the industrial sector, which is majority coal-fired, had the most dramatic drop in demand last year, and is poised to see the strongest increase this year. As a result of these factors, the Company has recently seen increased orders for machine rebuilds and for new machines for the U.S. fleet.

These strong industry fundamentals must be considered in the context of a number of macroeconomic factors that are beginning to emerge. In April, the Chinese State Council announced a series of tightening measures aimed at curbing property speculation. Although this could, and possibly has, slowed the demand for construction materials such as steel and copper, real estate makes up only slightly more than 20 percent of China’s fixed asset investment and around 10 percent of its GDP and therefore the impact of these tightening measures should be limited. In addition, China has previously demonstrated its ability to engineer a soft landing.
Sovereign debt issues in Europe have expanded, and are now affecting global financial markets. There will be some effect on commodity demand as Europe implements required austerity measures, but the larger impact has been the move into U.S. dollars. A somewhat stronger dollar will put downward pressure on global commodity prices and will make U.S. manufactured products more expensive for international customers.
The most concerning macro factor is the Resource Super Profits Tax being proposed by Australia. This tax will push some expansion projects below the required return on investment threshold and will move some capital investment to projects outside of Australia. There are announced projects in Australia that could be affected, and decisions on these projects will certainly slow until the full effect of the tax can be evaluated.
Company Outlook
We consider 2009 as a correction in a long term growth cycle. The correction was shorter in duration and less severe than we expected, and the economic and inventory cycles are also evolving ahead of our expectation as is evidenced by the strength of this quarter’s results. It is especially important that the aftermarket order rates are improving because they are indicative of current and near term production increases that balance with the longer term view that is driving original equipment demand for expansion projects. This balance supports our view that we are entering a period of multi-year, sustainable growth.
We expect the market outlook and company performance to continue to be strong in the second half, and will give us good momentum going into 2011. However, it would be misleading to extrapolate the results of our second quarter or to assume the forward growth to be linear given the normal lumpiness of our original equipment orders and shipments.
The current original equipment orders are coming from projects that were previously put on hold and from brown field expansions. We expect orders from these sources to maintain their pace in the second half of our fiscal 2010. Major greenfield expansion projects will follow. It will not only take longer to get the larger projects to equipment decision, but some could be further slowed by concerns over macroeconomic factors and the potential implications of the new Australian resource tax. As a result, order rate growth for original equipment could moderate over the next few quarters before resuming its long-term trend.
We are confident that industry fundamentals will translate into robust demand over the longer term, but also expect some near term uncertainty.

Results of Operations
Quarter Ended April 30, 2010 to Quarter Ended May 1, 2009
     Net Sales
     The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	April 30,	May 1,	$	%
In thousands	2010	2009	Change	Change
Net Sales
Underground Mining Machinery	$544,287	$571,629	$(27,342)	(4.8%)
Surface Mining Equipment	383,613	388,685	(5,072)	(1.3%)
Eliminations	(31,676)	(36,814)	—	—

Total	$896,224	$923,500	$(27,276)	(3.0%)

     The decrease in net sales for Underground Mining Machinery in the second quarter of 2010 compared to the prior year second quarter was the result of a $36.9 million decrease in original equipment sales, partially offset by a $9.6 million increase in aftermarket sales. Current quarter net sales were increased by $39.5 million due to the effect of foreign currency translation from the weaker U.S. dollar. Original equipment sales decreased by $32.6 million in the United States and $15.0 million in South Africa. These decreases were partially offset by a $17.8 million increase in original equipment sales of longwall equipment in China. Aftermarket sales were up in South Africa and Eurasia, primarily due to complete machine rebuilds.
     The decrease in net sales for Surface Mining Equipment in the second quarter of 2010 compared to the prior year second quarter was the result of a $9.3 million decrease in original equipment sales, partially offset by $4.2 million increase in aftermarket sales. Current quarter net sales were increased by $18.4 million due to the effect of foreign currency translation from the weaker U.S. dollar. The decrease in original equipment was primarily due to decreased conveyor sales, partially offset by increased crushing equipment sales. The increase in aftermarket sales was primarily related to activity in South America, partially offset by decreased aftermarket activity in Australasia.
     Operating Income
     The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	April 30, 2010		May 1, 2009
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales
Underground Mining Machinery	$109,264	20.1%	$121,862	21.3%
Surface Mining Equipment	92,007	24.0%	84,750	21.8%
Corporate Expense	(12,886)	—	(8,778)	—
Eliminations	(7,845)	—	(9,769)	—

Total	$180,540	20.1%	$188,065	20.4%

     Operating income for Underground Mining Machinery was $109.3 million in the second quarter of 2010 compared to operating income of $121.9 million in the second quarter of 2009. Current quarter operating income was increased by $8.7 million due to the effect of foreign currency translation from the weaker U.S. dollar. Operating income was unfavorably impacted by $11.3 million associated with lower sales volumes, increased pension expense of $5.0 million, increased short and long term performance based compensation of $7.2 million, unfavorable manufacturing spending and overhead absorption due to lower manufacturing levels of $10.1 million and a $2.5 million reserve associated with a Russian customer that recently experienced a temporary mine closure. Partially offsetting these decreases were $8.0 million from higher margins related to the mix of products sold, $7.3 million of favorable material cost variance, $5.8 million of foreign currency transaction gains and the benefit of prior year cost reduction programs.
     Operating income for Surface Mining Equipment was $92.0 million in the second quarter of 2010 compared to operating income of $84.8 million in the second quarter of 2009. Operating income was favorably impacted by $12.9 million from higher margins related to the mix of products sold and $4.3 million of favorable material cost variance, partially offset by $2.6 million of unfavorable manufacturing overhead absorption, increased pension expense of $3.5 million and increased short and long term performance based compensation of $2.2 million.
       Product Development, Selling and Administrative Expense
     Product development, selling and administrative expense totaled $126.3 million, or 14% of sales, in the second quarter of 2010, compared to $107.9 million, or 12% of sales, in the second quarter of 2009. Product development, selling and administrative expense was increased by $5.8 million due to the effect of the foreign currency translation from the weaker U.S. dollar. Additionally, product development, selling and administrative expense increased in the second quarter of 2010 due to increased pension costs of $7.2 million, performance based compensation of $5.0 million and inflation, partially offset by the benefit of cost saving initiatives implemented in 2009.
     Net Interest Expense
     Net interest expense for the second quarter of 2010 was $4.3 million as compared to $6.5 million in the first quarter of 2009. The decrease in net interest expense was primarily due to interest earned on cash and cash equivalents and the decrease in amounts outstanding on our credit facility from the prior year second quarter.
       Provision for Income Taxes
     Income tax expense was $55.2 million in the second quarter of 2010, compared to $60.7 million in the second quarter of 2009. The income tax provisions represented effective income tax rates for the second quarters of 2010 and 2009 of 31.4% and 33.5%, respectively. The effective income tax rate differs from the United States federal corporate income tax rate due to foreign and state differentials. The income tax provision was benefitted by $1.6 million in the second quarter of 2010 due primarily to the settlement of income tax audits offset by adjustments related to international deferred tax accounts.

       Bookings and Backlog
     Bookings for the second quarter of 2010 and 2009 are the following:

	Quarter Ended
In thousands	April 30, 2010	May 1, 2009
Underground Mining Machinery	$682,542	$422,343
Surface Mining Equipment	398,288	249,664
Eliminations	(32,995)	(36,673)

Total Bookings	$1,047,835	$635,334

     Orders in the second quarter were $1.0 billion, up 65 percent compared to orders in second quarter 2009 of $635.3 million, after cancellations of $95.6 million in the second quarter 2009. New original equipment orders were up 55 percent in the second quarter. Underground original equipment orders were up 52 percent primarily due to demand across substantially all regions and most significantly in the United States and China. Underground original equipment orders include two complete longwall systems for Australia and China. Original equipment orders in the surface business were up over 40 percent in second quarter 2010, primarily in North American coal and metals markets. Total aftermarket orders increased 36 percent in the quarter. Aftermarket orders in the underground business were up across all regions, primarily driven by increased parts and rebuild activity. Surface business aftermarket orders were also strong, increasing by 29 percent in the quarter, with market growth throughout all regions, and most significantly in North America.
     Backlog as of April 30, 2010 and October 30, 2009 is as follows:

In thousands	April 30, 2010	October 30, 2009
Underground Mining Machinery	$1,115,218	$926,719
Surface Mining Equipment	617,650	575,192
Eliminations	(31,537)	(31,033)

Total Backlog	$1,701,331	$1,470,878

     Backlog increased by $230.5 million from October 30, 2009, and ended the quarter at $1.7 billion. The increase in backlog included $23.3 million of unfavorable foreign currency translation in the current quarter. Backlog does not include anticipated revenues from long-term maintenance and repair contracts.

Six Months Ended April 30, 2010 to Six Months Ended May 1, 2009
     Net Sales
     The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Six Months Ended
	April 30,	May 1,	$	%
In thousands	2010	2009	Change	Change
Net Sales
Underground Mining Machinery	$968,018	$1,055,796	$(87,778)	(8.3%)
Surface Mining Equipment	711,613	698,928	12,685	1.8%
Eliminations	(54,187)	(76,328)	—	—

Total	$1,625,444	$1,678,396	$(52,952)	(3.2%)

     The decrease in net sales for Underground Mining Machinery in the fiscal 2010 six months compared to the fiscal 2009 six months was the result of a $79.0 million decrease in original equipment sales and an $8.8 million decrease in aftermarket sales. Fiscal 2010 six months net sales were increased by $76.0 million due to the effect of foreign currency translation from the weaker U.S. dollar. Original equipment sales decreased by $82.1 million in the United States, while sales decreased by $23.8 million in Australasia primarily due to decreased longwall equipment shipments. These decreases were partially offset by a $38.0 million increase in original equipment sales of longwall equipment in China. Aftermarket sales were up in Eurasia and Australasia, but most significantly in South Africa, primarily due to complete machine rebuilds. These increases were partially offset by decreased sales of $25.3 million in the United States.
     The increase in net sales for Surface Mining Equipment in the fiscal 2010 six months compared to the fiscal 2009 six months was the result of a $24.6 million increase in aftermarket sales, partially offset by an $11.9 million decrease in original equipment sales. Fiscal 2010 six months net sales were increased by $31.3 million due to the effect of foreign currency translation from the weaker U.S. dollar. The decrease in original equipment sales was primarily due to decreased conveyor sales and decreased alliance product sales, offset by $20.5 million of increased electric mining shovel sales primarily due to prior year first quarter manufacturing disruptions and process efficiencies that are improving current production schedules. The increase in aftermarket sales was primarily related to the parts and service sales in North and South America, partially offset by decreased aftermarket activity in Australasia.
     Operating Income
     The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Six Months Ended
	April 30, 2010		May 1, 2009
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales
Underground Mining Machinery	$177,487	18.3%	$214,035	20.3%
Surface Mining Equipment	157,391	22.1%	146,974	21.0%
Corporate Expense	(23,136)	—	(18,144)	—
Eliminations	(13,642)	—	(19,560)	—

Total	$298,100	18.3%	$323,305	19.3%

     Operating income for the Underground Mining Machinery division was $177.5 million in the fiscal 2010 six months compared to operating income of $214.0 million in the fiscal 2009 six months. Fiscal 2010 six months operating income was increased by $14.0 million due to the effect of foreign currency translation from the weaker U.S. dollar. Operating income was unfavorably impacted by $35.5 million associated with lower sales volumes, $9.7 million of increased pension and other post retirement expense, $7.1 million of increased incentive and performance based compensation and $17.3 million of unfavorable manufacturing spending and overhead absorption due to lower manufacturing levels. Partially offsetting these decreases were $11.5 million from higher margins related to the mix of products sold, $18.3 million of favorable material cost variance, $8.1 million of foreign currency transaction gains and the benefit of prior year general and administrative cost reduction programs.
     Operating income for the Surface Mining Equipment division was $157.4 million in the fiscal 2010 six months compared to operating income of $147.0 million in the fiscal 2009 six months. Fiscal 2010 six months operating income was increased by $1.8 million due to the effect of foreign currency translation from the weaker U.S. dollar. Operating income was favorably impacted by $14.5 million from higher margins related to the mix of products sold, $4.3 million associated with higher sales volumes, $2.1 million of favorable material cost variance and continued spending controls. These increases were partially offset by $4.9 million of unfavorable manufacturing overhead absorption and $7.2 million of increased pension and other post retirement expense. In addition, cancellation fees of $6.5 million were recorded in 2009 that were not repeated in 2010.
       Product Development, Selling and Administrative Expense
     Product development, selling and administrative expense totaled $236.3 million, or 15% of sales, in the fiscal 2010 six months, compared to $214.7 million, or 13% of sales, in the fiscal 2009 six months. Product development, selling and administrative expense was increased by $12.2 million due to the effect of the foreign currency translation from the weaker U.S. dollar. Additionally, product development, selling and administrative expense increased in the fiscal 2010 six months due to $14.4 million of increased pension costs and $5.4 million of increased performance based compensation, partially offset by the benefit of cost saving initiatives implemented in 2009.
     Net Interest Expense
     Net interest expense for the fiscal 2010 six months was $8.9 million as compared to $13.6 million in the fiscal 2009 six months. The decrease in net interest expense was primarily due to interest earned on cash and cash equivalents and the decrease in amounts outstanding on our credit facility from the first half of fiscal 2009.
     Provision for Income Taxes
     Income tax expense was $91.9 million for the fiscal 2010 six months, compared to $103.0 million for the fiscal 2009 six months. The income tax provisions represented effective income tax rates for the fiscal 2010 and 2009 six months of 31.9% and 33.3%, respectively. The effective income tax rate differs from the United States federal corporate income tax rate due to foreign and state differentials. The income tax provision was benefitted by $1.6 million in the fiscal 2010 six months due primarily to the settlement of income tax audits offset by adjustments related to international deferred tax accounts.

       Bookings
     Bookings for the six months fiscal periods ended are the following:

	Six Months Ended
In thousands	April 30, 2010	May 1, 2009
Underground Mining Machinery	$1,156,517	$821,263
Surface Mining Equipment	754,071	407,904
Eliminations	(54,691)	(55,559)

Total Bookings	$1,855,897	$1,173,608

      Orders in the fiscal 2010 six months were $1.9 billion, up 58 percent compared to orders in the fiscal 2009 six months of $1.2 billion, after cancellations of $256.5 million. Underground original equipment orders were up 65 percent primarily due to demand across substantially all regions and most significantly in the United States and China. Original equipment orders in the surface business were up significantly period over period, primarily due to North and South American coal and copper markets. Aftermarket orders in the underground business were up across all regions, primarily driven by increased parts and rebuild activity. Surface business aftermarket orders were also strong, increasing by 17 percent over the prior year six month period, with market growth throughout most regions, with the exception of South America, and most significantly in North America.
Liquidity and Capital Resources
     The following table summarizes the major components of our working capital as of April 30, 2010.

April 30,
In millions	2010
Accounts receivable	$594.9
Inventories	723.1
Other current assets	121.3
Short-term notes payable	(19.5)
Accounts payable	(218.0)
Employee compensation and benefits	(90.5)
Advance payments and progress billings	(278.2)
Accrued warranties	(59.7)
Other current liabilities	(160.9)

Working Capital Excluding Cash and Cash Equivalents	612.5
Cash and Cash Equivalents	583.0

Working Capital	$1,195.5

     We currently use working capital and cash flow as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations. We require working capital investment because our service model requires us to maintain certain inventory levels in order to maximize our customers’ machine reliability. As part of our continuous improvement of purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.
     During the fiscal 2010 six months cash provided by operating activities was $168.0 million compared to cash provided by operating activities of $26.9 million during the fiscal 2009 six months. The prior year six months included an inventory increase of $138.2 million, while the current year six month inventory levels decreased $37.8 million. Additionally, accounts payable decreased $55.6 million and increased $13.5 million in the prior year six months and current year six months, respectively. The change in cash provided by operating activities was also partially offset by a decrease in advance payments of $43.9 in the current year six months compared to prior year six months.
     During the fiscal 2010 six months cash used by investing activities was $33.7 million compared to cash used by investing activities of $58.7 million during the fiscal 2009 six months. Capital expenditures were $32.1 million during the fiscal 2010 six months as compared to $48.7 million during the fiscal 2009 six months. In the first quarter of fiscal 2009, we acquired the stock of Wuxi Shengda Machinery Co. Ltd., a manufacturer of longwall shearing machines in China, for approximately $11.2 million of cash.
     During the fiscal 2010 six months cash used by financing activities was $22.5 million compared to cash provided by financing activities of $10.3 million in the fiscal 2009 six months. The change was primarily the result of no borrowings on our revolving loans and no share repurchases in fiscal 2010.
     On May 20, 2010, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend will be paid on June 18, 2010 to all shareholders of record at the close of business on June 4, 2010.
Retiree Benefits
     For the fiscal 2010 six months we have recognized $26.5 million of defined benefit pension expense compared to $8.9 million for the comparable prior year period. The increase in pension expense was primarily the result of an unfavorable change in discount rate. During fiscal 2010, we expect to contribute approximately $85.0 million to $105.0 million to our defined benefit employee pension plans globally. The investment performance of the pension plans’ assets along with the movement in the discount rate used to calculate the pension plans’ liabilities will determine the amount and timing of additional contributions to the pension plans in subsequent years.
Share Repurchase Program
     Under our share repurchase program, management has remaining authorization to repurchase up to $0.9 billion in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011. At the current time, we are not engaged in share repurchases as other uses of cash associated with the expected growth of the business are taking a priority.
Financial Condition
     As of April 30, 2010, we had $583.0 million in cash and cash equivalents and $253.4 million available for borrowings under the Credit Agreement. Our primary cash requirements include working capital, capital expenditures, dividends, and defined benefit pension contributions. We will also continue to evaluate strategic acquisitions of mining-related product line additions or service extensions. Based upon our current level of operations, we believe that cash flows from operations, together with available borrowings under the Credit Agreement will be adequate to meet our anticipated future cash requirements.
Off-Balance Sheet Arrangements
     We lease various assets under operating leases. No significant changes to lease commitments have occurred since our fiscal year ended October 30, 2009. We have no other off-balance sheet arrangements, other than noted in Note 7 to the Condensed Consolidated Financial Statements.

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
     We believe our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, accrued warranties, pension and post-retirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 30, 2009 for a discussion of these policies. There were no material changes to these policies during the second quarter of 2010.
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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

     There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     No change.
Item 1A. Risk Factors
     No change.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.
Item 3. Defaults upon Senior Securities
     Not applicable.
Item 4. Reserved
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

10.1	Form of Nonqualified Stock Option Agreement, dated December 7, 2009, between the registrant and each of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.2	Form of Performance Share Agreement, dated December 7, 2009, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.3	Form of Restricted Stock Unit Award Agreement, dated December 7, 2009, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.4	Form of Restricted Stock Unit Award Agreement, dated March 9, 2010, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOY GLOBAL INC.
(Registrant)

Date: June 8, 2010	/s/ Michael S. Olsen Michael S. Olsen
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date: June 8, 2010	/s/ Ricky T. Dillon Ricky T. Dillon
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)