Form 10-Q
period 2010-07-30
JOY GLOBAL INC
filed 2010-09-03
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  July 30, 2010
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.)   Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer,” “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
LARGE ACCELERATED FILER ☒ ACCELERATED FILER ☐
NON-ACCELERATED FILER ☐ SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 26, 2010
Common Stock, $1 par value	103,277,157

JOY GLOBAL INC.

FORM 10-Q -- INDEX
July 30, 2010

Index

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are identified by forward-looking terms such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “may be,” “objective,” “plan,” “predict,” “should,” “will be,” and similar expressions.  Forward-looking statements are based on our expectations and assumptions at the time they are made and are subject to risks and uncertainties, that may cause actual results to differ materially from the forward-looking statements.  In addition, certain market outlook information is based on third party sources that we cannot independently verify, but that we believe to be reliable.  Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, and the risks discussed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for our fiscal year ended October 30, 2009, and in other filings that we make with the SEC. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement.  All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Index

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Quarter Ended		Nine Months Ended
	July 30,	July 31,	July 30,	July 31,
	2010	2009	2010	2009

Net sales	$850,002	$956,390	$2,475,446	$2,634,786
Costs and expenses:
Cost of sales	560,217	651,969	1,653,427	1,793,967
Product development, selling and administrative expenses	118,262	110,162	354,547	324,877
Other income	(903)	(646)	(3,054)	(2,268)

Operating income	172,426	194,905	470,526	518,210
Interest income	3,508	1,840	9,272	4,981
Interest expense	(7,447)	(7,601)	(22,137)	(24,391)
Reorganization items	(145)	(125)	(740)	(525)

Income before income taxes	168,342	189,019	456,921	498,275
Provision for income taxes	49,839	64,675	141,760	167,650

Net income	$118,503	$124,344	$315,161	$330,625

Basic earnings per share	$1.15	$1.21	$3.06	$3.23
Diluted earnings per share	$1.13	$1.21	$3.01	$3.21

Dividends per share	$0.175	$0.175	$0.525	$0.525

Weighted average shares outstanding:
Basic	103,333	102,452	103,084	102,433
Diluted	104,964	103,157	104,732	102,994

See Notes to Condensed Consolidated Financial Statements.

Index

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	July 30,	October 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$748,642	$471,685
Accounts receivable, net	606,511	580,629
Inventories	777,038	769,783
Other current assets	119,496	127,930
Total current assets	2,251,687	1,950,027

Property, plant and equipment, net	359,815	347,058
Other intangible assets, net	180,875	187,037
Goodwill	127,756	127,732
Deferred income taxes	297,643	332,474
Other non-current assets	66,829	63,951
Total assets	$3,284,605	$3,008,279

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$19,465	$19,791
Trade accounts payable	256,703	206,770
Employee compensation and benefits	108,279	116,149
Advance payments and progress billings	351,618	321,629
Accrued warranties	57,970	58,947
Other accrued liabilities	173,229	203,498
Total current liabilities	967,264	926,784

Long-term obligations	511,387	523,890
Accrued pension costs	525,373	576,140
Other liabilities	159,660	167,726

Total liabilities	2,163,684	2,194,540

Shareholders’ equity	1,120,921	813,739

Total liabilities and shareholders’ equity	$3,284,605	$3,008,279

See Notes to Condensed Consolidated Financial Statements.

Index

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	July 30,	July 31,
	2010	2009
Cash flows from operating activities:
Net income	$315,161	$330,625
Add (deduct) – items not affecting cash
Depreciation and amortization	44,870	41,217
Increase in deferred income taxes	6,001	17,616
Excess income tax benefit from share-based payment awards	(5,446)	(720)
Change in long-term accrued pension costs	(33,624)	(9,417)
Other, net	7,192	3,984

Changes in working capital:
(Increase) decrease in accounts receivable, net	(7,231)	66,988
(Increase) decrease in inventories	(21,472)	(42,794)
(Increase) decrease in other current assets	1,067	(14,859)
(Decrease) increase in trade accounts payable	50,712	(82,998)
(Decrease) increase in employee compensation and benefits	(7,509)	(13,133)
(Decrease) increase in advance payments and progress billings	30,309	(83,680)
(Decrease) increase in other accrued liabilities	(7,101)	555

Net cash provided by operating activities	372,929	213,384

Cash flows from investing activities:
Acquisition of business, net of cash acquired	-	(11,184)
Property, plant and equipment acquired	(51,325)	(66,102)
Other, net	(1,614)	939

Net cash used by investing activities	(52,939)	(76,347)

Cash flows from financing activities:
Share-based payment awards	18,741	1,163
Excess income tax benefit from share-based payment awards	5,446	720
Dividends paid	(54,003)	(53,690)
Purchases of treasury stock	-	(13,706)
Repayment on long-term obligations, net	(13,085)	(14,399)
Decrease in short-term notes payable	-	(7,343)

Net cash used by financing activities	(42,901)	(87,255)

Effect of exchange rate changes on cash and cash equivalents	(132)	15,212

Increase in Cash and Cash Equivalents	276,957	64,994
Cash and Cash Equivalents at Beginning of Period	471,685	201,575

Cash and Cash Equivalents at End of Period	$748,642	$266,569

See Notes to Condensed Consolidated Financial Statements.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2010
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

We enter into derivative contracts, primarily foreign currency forward contracts, to hedge the risks of certain identified and anticipated transactions in currencies other than the functional currency of the respective operating unit.  The types of risks hedged are those arising from the variability of future earnings and cash flows caused by fluctuations in foreign currency exchange rates.  We have designated substantially all of these contracts as cash flow hedges.  These contracts are for forecasted transactions and committed receivables and payables denominated in foreign currencies and are not entered into for speculative purposes.

We are exposed to certain foreign currency risks in the normal course of our global business operations.  For derivative contracts that are designated and qualify for a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax.  This amount is reclassified into the income statement on the line associated with the underlying transaction for the period(s) in which the hedged transaction affects earnings.  The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by October 2011.

For derivative contracts that are designated and qualify as a fair value hedge, gain or loss is recorded in the Consolidated Statement of Income under the heading Cost of Sales.  For the quarters ended July 30, 2010 and July 31, 2009 we recorded a gain of $0.1 million and a loss of $2.5 million, respectively, in the Consolidated Statement of Income related to fair value hedges which was offset by foreign exchange fluctuations of the underlying receivable.  For the nine months ended July 30, 2010 and for the six months ended July 31, 2009 we recorded a loss of $0.1 million and a $4.5 million loss, respectively, in the Consolidated Statement of Income related to fair value hedges which was offset by foreign exchange fluctuations of the underlying receivable.  The prior year includes derivative information from January 31, 2009, the adoption date of Accounting Standards Codification (“ASC”) No. 815, Derivatives and Hedging.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2010
(Unaudited)

We are exposed to credit-related losses in the event of non-performance by counterparties to our forward exchange contracts.  We currently have a concentration of these contracts held with Bank of America, N.A., which maintains an investment grade rating of A with Standard & Poor’s.  We do not expect any counterparties, including Bank of America, N.A., to fail to meet their obligations.  A contract is generally subject to credit risk only when it has a positive fair value and the maximum exposure is the amount of the positive fair value.

Forward exchange contracts are entered into to protect the value of forecasted transactions and committed future foreign currency receipts and disbursements and consequently any market-related loss on the forward contract would be offset by changes in the value of the hedged item.  As a result, we are generally not exposed to net market risk associated with these instruments.

The following table summarizes the effect of cash flow hedges on the Consolidated Statement of Income:

In thousands	Effective Portion			Ineffective Portion

Derivative Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Location of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings

Quarter ended July 30, 2010

Foreign currency forward contracts	$11,529	Cost of sales	$(7,175)	Cost of sales	$1,020
		Sales	3,019

Nine months ended July 30, 2010

Foreign currency forward contracts	$6,397	Cost of sales	$(7,333)	Cost of sales	$3,730
		Sales	3,876

Quarter ended July 31, 2009

Foreign currency forward contracts	$10,805	Cost of sales	$(18,861)	Cost of sales	$850
		Sales	1,297

Six months ended July 31, 2009

Foreign currency forward contracts	$13,540	Cost of sales	$(25,015)	Cost of sales	$1,559
		Sales	1,297

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2010
(Unaudited)

4.	Borrowings and Credit Facilities

Direct borrowings and capital lease obligations consisted of the following:

	July 30,	October 30,
In thousands	2010	2009

6.0% Senior Notes due 2016	$247,598	$247,366
6.625% Senior Notes due 2036	148,411	148,395
Term loan	131,250	144,375
Capital leases and other	3,593	3,545
	530,852	543,681
Less: Amounts due within one year	(19,465)	(19,791)

Long-term obligations	$511,387	$523,890

We have a $400.0 million unsecured revolving credit facility (“Credit Agreement”) which expires November 10, 2011.  Outstanding borrowings bear interest equal to the London Interbank Offered Rate (“LIBOR”) (defined as applicable LIBOR rate for the equivalent interest period plus 0.5% to 1.25%) or the Base Rate (defined as the higher of the Prime Rate or the Federal Funds Effective Rate plus 0.5%) at our option.  We pay a commitment fee ranging from 0.125% to 0.25% on the unused portion of the revolving credit facility based on our credit rating.  The Credit Agreement requires the maintenance of certain financial covenants, including covenants related to leverage and interest coverage.  The Credit Agreement also restricts payments of dividends or other return of capital based on the consolidated leverage ratio.  At July 30, 2010, we were in compliance with all financial covenants in the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

At July 30, 2010, there was $239.0 million available for borrowings under the Credit Agreement.   Outstanding letters of credit issued under the Credit Agreement, which count toward the $400.0 million credit limit, totaled $161.0 million.  At July 30, 2010, there were no outstanding direct borrowings under the Credit Agreement.

5.	Warranties

The following table reconciles the changes in the product warranty reserve:

	Quarter Ended		Nine Months Ended
	July 30,	July 31,	July 30,	July 31,
In thousands	2010	2009	2010	2009
Balance, beginning of period	$59,726	$49,052	$58,947	$46,621
Accrual for warranty expensed during the period	6,415	11,069	24,359	25,697
Settlements made during the period	(7,549)	(9,402)	(23,385)	(21,513)
Change in liability for pre-existing warranties during the period, including expirations	(117)	206	(778)	506
Effect of foreign currency translation	(505)	1,835	(1,173)	1,449
Balance, end of period	$57,970	$52,760	$57,970	$52,760

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2010
(Unaudited)

6.	Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted-average number of shares outstanding during each period.  Diluted net income per share is computed based on the weighted-average number of ordinary shares during each period, plus dilutive potential shares considered outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share:

	Quarter Ended		Nine Months Ended
	July 30,	July 31,	July 30,	July 31,
In thousands except per share data	2010	2009	2010	2009
Numerator:
Net income	$118,503	$124,344	$315,161	$330,625

Denominator:
Denominator for basic net income per share -
Weighted average shares	103,333	102,452	103,084	102,433
Effect of dilutive securities:
Stock options, restricted stock units and performance shares	1,631	705	1,648	561
Denominator for diluted net income per share -
Adjusted weighted average shares and assumed conversions	104,964	103,157	104,732	102,994

Basic earnings per share:	$1.15	$1.21	$3.06	$3.23

Diluted earnings per share:	$1.13	$1.21	$3.01	$3.21

7.	Contingent Liabilities

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

During the Chapter 11 reorganization of Harnischfeger Industries, Inc. (our “Predecessor Company”), in 1999 through the filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code, the Wisconsin Department of Workforce Development (“DWD”) filed claims against Beloit Corporation (“Beloit”), a former majority owned subsidiary, and us in federal bankruptcy court seeking “at least” $10 million in severance benefits and penalties, plus interest, on behalf of former Beloit employees.  DWD’s claim against Beloit included unpaid severance pay due under a severance policy Beloit established in 1996.  DWD alleges that Beloit violated its alleged contractual obligations under the 1996 policy when it amended the policy in 1999.  The Federal District Court for the District of Delaware removed DWD’s claims from the bankruptcy court and granted summary judgment in our favor on all of DWD’s claims in December 2001.  DWD appealed the decision and the judgment was ultimately vacated in part and remanded.  Following further proceedings, DWD’s only remaining claim against us is that our Predecessor Company tortiously interfered with Beloit's decision to amend its severance policy.  We concluded a trial on DWD’s remaining claim during the week of March 1, 2010 and are awaiting a ruling on the matter, which we expect to receive during the fourth quarter of fiscal 2010.  We do not believe these proceedings will have a significant effect on our financial condition, results of operations, or liquidity.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2010
(Unaudited)

Because DWD’s claims were still being litigated as of the effective date of our plan of reorganization, the plan of reorganization provided that the claim allowance process with respect to DWD’s claims would continue as long as necessary to liquidate and determine these claims.

At July 30, 2010, we were contingently liable to banks, financial institutions, and others for approximately $192.6 million for outstanding letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business.  Of the $192.6 million, approximately $1.5 million remains in place and is substantially attributable to remaining workers compensation obligations of Beloit and $8.3 million is relative to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

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

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2010
(Unaudited)

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of certain other liabilities as of July 30, 2010 and October 30, 2009.

Fair Value Measurements at July 30, 2010
In thousands	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Current Assets
Cash and cash equivalents	$748,642	$748,642	$748,642	$-	$-

Other Current Assets
Derivatives	$7,831	$7,831	$-	$7,831	$-

Short-term notes payable, Including current portion of long-term obligations

Current portion of Term Loan	$17,500	$17,500	$-	$17,500	$-

Other Accrued Liabilities
Derivatives	$9,758	$9,758	$-	$9,758	$-

Long-term Obligations
6.0 % Senior Notes	$247,598	$267,813	$267,813	$-	$-
6.625% Senior Notes	$148,411	$143,438	$143,438	$-	$-
Term Loan	$113,750	$111,508	$-	$111,508	$-

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2010
(Unaudited)

Fair Value Measurements at October 30, 2009
In thousands	Carrying Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Current Assets
Cash and cash equivalents	$471,685	$471,685	$471,685	$-	$-

Other Current Assets
Derivatives	$7,008	$-	$-	$7,008	$-

Short-term notes payable, Including current portion of long-term obligations

Current portion of Term Loan	$17,500	$17,500	$-	$17,500	$-

Other Accrued Liabilities
Derivatives	$11,924	$11,924	$-	$11,924	$-

Long-term Obligations
6.0 % Senior Notes	$247,366	$250,605	$250,605	$-	$-
6.625% Senior Notes	$148,395	$138,287	$138,287	$-	$-
Term Loan	$126,875	$123,499	$-	$123,499	$-

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

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2010
(Unaudited)

9.	Share-Based Compensation

We recognized total share-based compensation expense for the quarter ended July 30, 2010 and July 31, 2009 of approximately $4.5 million and $4.8 million, respectively.  We recognized total share-based compensation expense for the nine months ended July 30, 2010 and July 31, 2009 of approximately $18.8 million and $13.8 million, respectively.

10.	Inventories

Consolidated inventories consisted of the following:

	July 30,	October 30,
In thousands	2010	2009
Finished goods	$508,179	$513,055
Work in process and purchased parts	183,888	173,850
Raw materials	84,971	82,878
	$777,038	$769,783

11.	Comprehensive Income

Comprehensive income consisted of the following:

	Quarter Ended		Nine Months Ended
	July 30,	July 31,	July 30,	July 31,
In thousands	2010	2009	2010	2009

Net income	$118,503	$124,344	$315,161	$330,625
Other comprehensive income (loss):
Pension & postretirement adjustments	5,416	(953)	16,194	(859)
Translation adjustments	(6,654)	40,439	(13,346)	50,532
Derivative fair value adjustments	4,793	17,615	1,911	18,056
Total other comprehensive income	3,555	57,101	4,759	67,729
Comprehensive income	$122,058	$181,445	$319,920	$398,354

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2010
(Unaudited)

12.	Retiree Benefits

The components of the net periodic pension and other post-retirement benefits (“OPEB”) expense recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
	July 30,	July 31,	July 30,	July 31,
In thousands	2010	2009	2010	2009

Service cost	$5,273	$3,929	$171	$198
Interest cost	21,328	21,318	394	548
Expected return on assets	(22,070)	(22,163)	(37)	(1,073)
Amortization of:
Prior service cost	289	286	-	(41)
Actuarial loss (gain)	8,203	70	(366)	(602)
Net periodic benefit cost	$13,023	$3,440	$162	$(970)

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	July 30,	July 31,	July 30,	July 31,
In thousands	2010	2009	2010	2009

Service cost	$15,819	$11,786	$687	$594
Interest cost	63,960	63,953	1,214	1,643
Expected return on assets	(65,537)	(64,480)	(169)	(78)
Amortization of:
Prior service cost	869	858	-	(123)
Actuarial loss (gain)	24,495	210	(1,070)	(1,805)
Net periodic benefit cost	$39,606	$12,327	$662	$231

The actuarial loss (gain) arises from differences in estimates and actual experiences for certain assumptions including changes in discount rate, expected return on assets and future salary rate increases.  For fiscal 2010, we expect to contribute approximately $105.0 million to our defined benefit employee pension plans globally.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2010
(Unaudited)

13.	Segment Information

As of July 30, 2010, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment.  At the beginning of fiscal 2010, the integration of the conveying business was completed, and the Continental Crushing and Conveying segment was combined with the Underground Mining Machinery and Surface Mining Equipment segments.  Crushing and conveying operating results related to surface applications are reported as part of the Surface Mining Equipment segment, while total crushing and conveying operating results are included with the Underground Mining Machinery segment.  Eliminations include the surface applications of crushing and conveying included in both operating segments.  The prior year presentation has been restated to reflect this change.

Operating income (loss) of segments does not include interest income and expense, reorganization items and provision for income taxes.

In thousands	Underground Mining Machinery	Surface Mining Equipment	Corporate	Eliminations	Total
Quarter ended July 30, 2010
Net sales	$510,817	$372,942	$-	$(33,757)	$850,002

Operating income (loss)	107,084	82,857	(9,541)	(7,974)	172,426
Interest and other	-	-	(4,084)	-	(4,084)
Income before income taxes	$107,084	$82,857	$(13,625)	$(7,974)	$168,342

Depreciation and amortization	$10,329	$5,179	$33	$-	$15,541

Capital expenditures	$12,590	$6,598	$13	$-	$19,201

Quarter ended July 31, 2009
Net sales	$624,507	$366,214	$-	$(34,331)	$956,390

Operating income (loss)	124,140	89,835	(8,749)	(10,321)	194,905
Interest and other	-	-	(5,886)	-	(5,886)
Income before income taxes	$124,140	$89,835	$(14,635)	$(10,321)	$189,019

Depreciation and amortization	$8,429	$4,794	$9	$-	$13,232

Capital expenditures	$8,905	$8,538	$-	$-	$17,443

Nine months ended July 30, 2010
Net sales	$1,478,835	$1,084,555	$-	$(87,944)	$2,475,446

Operating income (loss)	284,571	240,248	(32,677)	(21,616)	470,526
Interest and other	-	-	(13,605)	-	(13,605)
Income before income taxes	$284,571	$240,248	$(46,282)	$(21,616)	$456,921

Depreciation and amortization	$29,339	$15,439	$92	$-	$44,870

Capital expenditures	$25,253	$25,953	$119	$-	$51,325

Total assets	$1,759,343	$834,281	$690,981	$-	$3,284,605

Nine months ended July 31, 2009
Net sales	$1,680,303	$1,065,142	$-	$(110,659)	$2,634,786

Operating income (loss)	338,175	236,809	(26,893)	(29,881)	518,210
Interest and other	-	-	(19,935)	-	(19,935)
Income before income taxes	$338,175	$236,809	$(46,828)	$(29,881)	$498,275

Depreciation and amortization	$27,397	$13,793	$27	$-	$41,217

Capital expenditures	$40,209	$25,893	$-	$-	$66,102

Total assets	$1,707,906	$837,068	$291,149	$-	$2,836,123

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2010
(Unaudited)

14.	Subsequent Event

On August 19, 2010, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock.  The dividend will be paid on September 20, 2010 to all shareholders of record at the close of business on September 6, 2010.

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

In December 2007, FASB issued ASC No. 810, Consolidation.  The objective of ASC No. 810 is to improve the transparency and comparability of financial information that is provided as it relates to a parent and non-controlling interests.  ASC No. 810 requires clear identification of ownership interests in subsidiaries held by other parties and the amount of consolidated net income attributable to the parent and other parties.  The codification also requires changes in parent ownership interests to be accounted for consistently, while the parent retains its controlling interest in the subsidiary.  ASC No. 810 became effective for us beginning in fiscal 2010.  The adoption of ASC No. 810 did not have a significant effect on our consolidated financial statements and related disclosures.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2010
(Unaudited)

16.	Subsidiary Guarantors

The following tables present condensed consolidated financial information as of and for the quarter ended July 30, 2010 and July 31, 2009 for: (a) the parent company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes issued in November 2006, which include the significant domestic operations of Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co., and Continental Crushing & Conveying Inc. (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2010
(Unaudited)

Condensed Consolidating Statement of Income
Quarter Ended July 30, 2010
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$-	$493,029	$521,045	$(164,072)	$850,002

Cost of sales	-	329,182	357,507	(126,472)	560,217

Product development, selling and administrative expenses	9,503	60,506	48,253	-	118,262
Other (income) expense	-	14,885	(15,788)	-	(903)
Operating income	(9,503)	88,456	131,073	(37,600)	172,426

Intercompany items	10,097	(5,797)	(23,607)	19,307	-
Interest income (expense) - net	(7,135)	799	2,397	-	(3,939)
Reorganization items	(145)	-	-	-	(145)

Income before income taxes	(6,686)	83,458	109,863	(18,293)	168,342

Provision (benefit) for income taxes	(9,373)	36,942	22,270	-	49,839
Equity in income of subsidiaries	115,816	25,906	-	(141,722)	-

Net income	$118,503	$72,422	$87,593	$(160,015)	$118,503

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2010
(Unaudited)

Condensed Consolidating Statement of Income
Quarter Ended July 31, 2009
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$-	$655,842	$540,513	$(239,965)	$956,390

Cost of sales	-	459,834	381,700	(189,565)	651,969

Product development, selling and administrative expenses	9,214	60,944	40,004	-	110,162
Other income	-	10,440	(11,086)	-	(646)
Restructuring charges	-	-	-	-	-
Operating income	(9,214)	124,624	129,895	(50,400)	194,905
	-	-	-	-	-
Intercompany items	10,235	(20,283)	(21,667)	31,715	-
Interest income (expense) - net	(7,399)	772	866	-	(5,761)
Reorganization items	(125)	-	-	-	(125)

Income before income taxes	(6,503)	105,113	109,094	(18,685)	189,019
	-	-	-	-	-
Provision (benefit) for income taxes	(2,593)	48,841	18,427	-	64,675
Equity in income of subsidiaries	128,254	68,402	-	(196,656)	-
	-	-	-	-	-
Net income	$124,344	$124,674	$90,667	$(215,341)	$124,344

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2010
(Unaudited)

Condensed Consolidating Statement of Income
Nine Months Ended July 30, 2010
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$-	$1,487,064	$1,479,700	$(491,318)	$2,475,446

Cost of sales	-	1,009,225	1,039,718	(395,516)	1,653,427

Product development, selling and administrative expenses	32,586	184,779	137,182	-	354,547
Other (income) expense	-	46,095	(49,149)	-	(3,054)
Operating income	(32,586)	246,965	351,949	(95,802)	470,526

Intercompany items	30,959	(34,982)	(53,048)	57,071	-
Interest income (expense) - net	(20,727)	2,364	5,498	-	(12,865)
Reorganization items	(740)	-	-	-	(740)

Income before income taxes	(23,094)	214,347	304,399	(38,731)	456,921

Provision ( benefit) for income taxes	(24,743)	121,288	45,215	-	141,760
Equity in income of subsidiaries	313,512	107,918	-	(421,430)	-

Net income	$315,161	$200,977	$259,184	$(460,161)	$315,161

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2010
(Unaudited)

Condensed Consolidating Statement of Income
Nine Months Ended July 31, 2009
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$-	$1,803,420	$1,534,153	$(702,787)	$2,634,786

Cost of sales	-	1,239,220	1,116,989	(562,242)	1,793,967

Product development, selling and administrative expenses	27,408	181,941	115,528	-	324,877
Other income	-	31,427	(33,695)	-	(2,268)
Restructuring charges	-	-	-	-	-
Operating income	(27,408)	350,832	335,331	(140,545)	518,210

Intercompany items	29,607	(49,320)	(66,810)	86,523	-
Interest income (expense) - net	(23,184)	1,581	2,193	-	(19,410)
Reorganization items	(525)	-	-	-	(525)

Income before income taxes	(21,510)	303,093	270,714	(54,022)	498,275

Provision (benefit) for income taxes	(12,845)	132,896	47,599	-	167,650
Equity in income of subsidiaries	339,290	161,894	-	(501,184)	-

Net income	$330,625	$332,091	$223,115	$(555,206)	$330,625

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2010
(Unaudited)

Condensed Consolidating Balance Sheets:
As of July 30, 2010
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$387,259	$746,729	$1,242,501	$(124,802)	$2,251,687
Property, plant and equipment-net	305	178,992	180,518	-	359,815
Intangible assets-net	-	290,328	18,303	-	308,631
Other assets	1,931,409	495,627	1,028,311	(3,090,875)	364,472

Total assets	$2,318,973	$1,711,676	$2,469,633	$(3,215,677)	$3,284,605

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$59,683	$475,027	$483,291	$(50,737)	$967,264
Long-term debt	509,759	-	1,628	-	511,387
Accrued pension costs	512,120	6,503	6,750	-	525,373
Other non-current liabilities	116,490	14,769	28,401	-	159,660
Shareholders’ equity	1,120,921	1,215,377	1,949,563	(3,164,940)	1,120,921

Total liabilities and shareholders’ equity	$2,318,973	$1,711,676	$2,469,633	$(3,215,677)	$3,284,605

As of October 30, 2009
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$217,949	$715,556	$1,115,916	$(99,394)	$1,950,027
Property, plant and equipment-net	278	177,497	169,283	-	347,058
Intangible assets-net	-	296,388	18,381	-	314,769
Other assets	1,863,561	360,773	975,382	(2,803,291)	396,425

Total assets	$2,081,788	$1,550,214	$2,278,962	$(2,902,685)	$3,008,279

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$55,355	$415,696	$484,410	$(28,677)	$926,784
Long-term debt	522,636	-	1,254	-	523,890
Accrued pension costs	560,812	7,934	7,394	-	576,140
Other non-current liabilities	129,246	12,419	26,061	-	167,726
Shareholders’ equity	813,739	1,114,165	1,759,843	(2,874,008)	813,739

Total liabilities and shareholders’ equity	$2,081,788	$1,550,214	$2,278,962	$(2,902,685)	$3,008,279

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2010
(Unaudited)

Condensed Consolidating Statement of Cash Flows:
Nine Months Ended July 30, 2010
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$228,969	$16,584	$127,376	$-	$372,929
Net cash used by investing activities	(353)	(23,949)	(28,637)	-	(52,939)
Net cash provided (used) by financing activities	(42,941)	(135)	175	-	(42,901)

Effect of exchange rate changes on cash and cash equivalents	-	-	(132)	-	(132)
Increase in cash and cash equivalents	185,675	(7,500)	98,782	-	276,957
Cash and cash equivalents at beginning of period	146,223	19,030	306,432	-	471,685
Cash and cash equivalents at end of period	$331,898	$11,530	$405,214	$-	$748,642

Nine Months Ended July 31, 2009
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$38,685	$48,417	$126,282	$-	$213,384
Net cash used by investing activities	(649)	(42,332)	(33,366)	-	(76,347)
Net cash used by financing activities	(78,638)	(2)	(8,615)	-	(87,255)

Effect of exchange rate changes on cash and cash equivalents	-	-	15,212	-	15,212
Increase in cash and cash equivalents	(40,602)	6,083	99,513	-	64,994
Cash and cash equivalents at beginning of period	55,693	3,432	142,450	-	201,575
Cash and cash equivalents at end of period	$15,091	$9,515	$241,963	$-	$266,569

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Part I of this report.  Dollar amounts are in thousands, except share and per share data and as indicated.

Overview

Joy Global Inc. is a worldwide leader in high-productivity mining solutions.  We manufacture and market original equipment and aftermarket parts and services for both underground and surface mining and certain industrial applications through two business segments: Underground Mining Machinery (Joy Mining Machinery or “Joy”) and Surface Mining Equipment (P&H Mining Equipment or “P&H”).  Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania, Wisconsin, and Alabama, and in China, the United Kingdom, South Africa, Chile and Australia.

At the beginning of fiscal 2010, we completed the integration of Continental Crushing and Conveying by combining this segment into our Underground Mining Machinery and Surface Mining Equipment segments.  Crushing and conveying results related to surface applications are reported as part of the Surface Mining Equipment segment, while total crushing and conveying results are included in the Underground Mining Machinery segment to reflect the overall management responsibility for this product line.  Eliminations include the surface applications of crushing and conveying included in both operating segments.  Prior year segment results, bookings and backlog have been restated to reflect this change.

Operating Results

Net sales in the third quarter of 2010 were $850.0 million, a decrease of 11.1% from the prior year, which includes a $22.5 million increase in aftermarket sales and a $128.9 million decrease in original equipment sales.  Operating profit declined by $22.5 million to $172.4 million as compared to the prior year third quarter.  The decrease in operating profit was substantially due to $32.0 million associated with lower sales volumes and $10.7 million increase of retiree benefit expense primarily due to discount rate assumptions.  These items were partially offset by $28.5 million of favorable manufacturing variances including a $13.4 million favorable material cost variance, and the benefit of cost saving initiatives implemented in 2009.  The third quarter of 2009 also included $3.9 million of cancellation income and other adjustments not repeated in the third quarter of 2010.  Foreign currency translation rates did not have a significant impact on sales or operating profit during the current quarter.

Net sales in the fiscal 2010 nine months were $2.5 billion, a decrease of 6.0% from the prior year, which includes a $42.0 million increase in aftermarket sales and a $201.4 million decrease in original equipment sales.  Operating profit declined by $47.7 million as compared to the fiscal 2009 nine months to $470.5 million.  The decrease in operating profit was substantially due to $59.0 million associated with lower sales volumes, $27.7 million of retiree benefit expense primarily due to discount rate assumptions, $25.3 million of unfavorable overhead spending and absorption and $11.9 million of performance based compensation expense.  These items were partially offset by $21.6 million from higher margins related to the mix of products sold, $55.4 million of favorable manufacturing variances, including a $21.4 million favorable material cost variance, $5.6 million of foreign currency transaction gains and the benefit of cost saving initiatives implemented in 2009. The fiscal 2009 nine months also included $8.1 million of cancellation income and other adjustments not repeated in the third quarter of 2010.  Foreign currency translation rates increased net sales and operating profit by $120.9 million and $18.5 million, respectively, during the fiscal 2010 nine months.

Index

Market Outlook

International commodity markets are being influenced by near term slowing from China and from declining momentum of industrial production in the U.S. and other developed countries.   China’s steel output is expected to be down in the second half of 2010, after being up through the first half.  U.S. steel production is expected to decline to 66%-68% capacity utilization in the second half, after reaching 75% utilization in May.  Even with the anticipated declines, the second half run rates for steel production would remain near record levels in China and well above last year in the U.S.

Slowing growth in steel production is impacting near term demand for met coal and iron ore.  Demand for these raw materials is leveling off, but remains at historically high levels.  Prices have softened along with demand, but remain significantly above last year.  Third quarter prices for hard coking coal are expected to be down 7% from second quarter contract pricing.  Iron ore prices have been more volatile, but are recently trading in line with contract prices.  Restrictions anticipated to be added to India exports and declining domestic China production should add stability to forward prices.

Copper imports into China have been impacted by significant reductions in Shanghai exchange stocks, and are running about 4% below their twelve month average.  China slowing is being offset by increased demand in the rest of the world, and this is providing support to pricing.  Copper prices have remained above $3.00 per pound since late 2009, and the forward curve remains above this level for several more years.  As a result, customers are proceeding with copper expansion projects in North and South America and Australia, and with future green field projects in Central Africa and Mongolia.

Seaborne thermal coal markets continued to be robust through the first half of 2010. Seaborne demand was led by China and India, but imports were also up in other Asian countries, including Japan and Korea.  China’s coal imports for the first half of 2010 were 55% higher than 2009.  Imports are expected to moderate in the second half, but should stay above 2009 levels.  India’s imports accelerated in the past couple of years, and that trend is expected to continue with imports up 22% through the first half.  In addition, India’s major new power plants are being sited in coastal regions to enable access to seaborne markets.  Future demand will continue to be driven by new coal-fired power generating capacity scheduled to come on line in Asia Pacific during 2010.  These additions will increase regional coal consumption.

The U.S. coal market continues to improve.  The decline in U.S. power demand in 2009 was primarily driven by a 12% decline for industrial use, and recovery in this sector has been the main source of increased power demand this year.  Power for this sector comes largely from coal-fired base load generation, and this is increasing coal demand despite natural gas prices that remain near $4.00 per thousand cubic feet.  As a result, coal stockpiles have been drawn down over 25% from their peak in September 2009 and should return to normal levels around year end.  U.S. coal prices have been improving with the longer view in the U.S. market supported by new power generating capacity under construction that is scheduled to come on line by the end of 2012.

Although macroeconomic factors could impact near term demand, the longer term fundamentals continue to improve and drive a positive outlook for commodity markets.  Emerging markets will continue to industrialize their economies and the developed countries will continue to recover.  Rather than returning to pre-recession growth rates, it is expected that recovery will continue at a more measured and sustainable pace.  As a result, China’s policy tone has recently softened, and it is believed that this marks the transition to policies that are more supportive of growth.

Global mining is operating at capacity utilization rates of over 90%, and the little amount of excess capacity is often compromised by declining ore grades and production disruptions.  The tightness of the market is supportive of pricing that is moving beyond the marginal cost of production to levels high enough to be an incentive for new capacity.  In combination, the industry fundamentals create a compelling case for adding capacity to meet future demand.

Index

Despite near term uncertainties, customer actions continue to be based on the long lead time for mine expansion projects.  Mining capital budgets at the beginning of the year were expected to be up around 25% from 2009.  More recently, a number of additional projects have been announced, and several customers have revised their capital budgets upward.  It is now expected that capital spending this year will be up around 30% from 2009, and will be up by approximately another 10% in 2011.

Company Outlook

There is some slowing in seaborne commodity demand, but imports and production are remaining at historically high levels.  Since the aftermarket is tied to those high production rates, aftermarket revenues are not expected to be impacted.  In addition, aftermarket upside is expected as machines sold over the past few years reach rebuild and major parts replacement cycles.

Despite some near term slowing, new original equipment requirements are being added to the active prospect list at a faster rate than bookings, and therefore those prospect lists have expanded by more than 20% since the first of the year, in line with customers’ actual capital expenditures to date.  This is occurring despite concerns over near term macroeconomic factors and potential resource taxes, and indicates our customers’ confidence in long term demand and pricing sufficient to support their mine expansions.  The timing of the projects underlying new prospects provides a strong indication that this is the early stage of a multi-year expansion phase.  As a result, current equipment demand trends are expected to continue into 2011.  Although equipment demand is increasing across all commodities and all geographies, the strongest near term upside is expected in the commodities of coal and copper and in the countries of China, Australia, Chile and Russia.

We believe we are well positioned to have a strong finish to this year, and our cost control and process efficiency efforts are continuing to gain momentum.

Results of Operations

Quarter Ended July 30, 2010 to Quarter Ended July 31, 2009

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	July 30,	July 31,	$	%
In thousands	2010	2009	Change	Change
Net Sales
Underground Mining Machinery	$510,817	$624,507	$(113,690)	(18.2%)
Surface Mining Equipment	372,942	366,214	6,728	1.8%
Eliminations	(33,757)	(34,331)	574	-
Total	$850,002	$956,390	$(106,388)	(11.1%)

Third quarter of 2010 Underground Mining Machinery net sales were $510.8 million compared to the prior year third quarter of $624.5 million, which included a $133.7 million decrease in original equipment sales and a $20.0 million increase in aftermarket sales.  Original equipment sales associated with longwall mining applications increased sales in China by $29.1 million.  Offsetting this increase were decreased original equipment sales of $107.4 million in the United States, primarily associated with longwall applications and decreased sales of $25.2 million in Australasia, primarily associated with room and pillar applications.  Aftermarket sales were up in the United States and South Africa, primarily due to parts sales and complete machine rebuilds.

Index

Third quarter of 2010 Surface Mining Equipment net sales were $372.9 million compared to the prior year third quarter of $366.2 million, which included an $8.7 million increase in aftermarket sales and a $2.0 million decrease in original equipment sales.  The decrease in original equipment sales was primarily due to decreased drill sales of $7.9 million and decreased electric mining shovel sales of $12.1 million, partially offset by increased original equipment alliance sales of $17.8 million. The increase in aftermarket sales was primarily related to activity in North America and Australasia, partially offset by the timing of aftermarket activity in China.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	July 30, 2010		July 31, 2009
	Operating		Operating
In thousands	Income (loss)	% of Net Sales	Income (loss)	% of Net Sales
Underground Mining Machinery	$107,084	21.0%	$124,140	19.9%
Surface Mining Equipment	82,857	22.2%	89,835	24.5%
Corporate Expense	(9,541)	-	(8,749)	-
Eliminations	(7,974)	-	(10,321)	-
Total	$172,426	20.3%	$194,905	20.4%

Operating income for Underground Mining Machinery was $107.1 million in the third quarter of 2010 compared to operating income of $124.1 million in the third quarter of 2009.  Operating income was unfavorably impacted by $32.1 million associated with lower sales volumes and increased retiree benefit expense of $8.2 million.  Partially offsetting these decreases were $5.1 million from higher margins related to the mix of products sold, $17.2 million of favorable manufacturing variances, including $6.7 million of favorable material cost variance and the benefit of prior year cost reduction programs.

Operating income for Surface Mining Equipment was $82.9 million in the third quarter of 2010 compared to operating income of $89.8 million in the third quarter of 2009.  Operating income was unfavorably impacted by $14.1 million from lower margins related to the mix of products sold, partially offset by $6.7 million of favorable material cost variance, and the benefit of prior year cost reduction programs, which were more than offset by general inflation and salary and benefit increases.  The third quarter of 2009 also included $3.9 million of cancellation income and other adjustments not repeated in the third quarter of 2010.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense was $118.3 million, or 14% of sales, in the third quarter of 2010, compared to $110.2 million, or 12% of sales, in the third quarter of 2009.  Product development, selling and administrative expense increased in the third quarter of 2010 due to increased retiree benefit costs of $6.4 million and increased product development costs of $3.5 million, partially offset by the benefit of cost saving initiatives implemented in 2009.

Net Interest Expense

Net interest expense was $3.9 million in the third quarter of 2010 as compared to $5.8 million in the third quarter of 2009.  The decrease in net interest expense was primarily due to interest earned on the higher level of cash and cash equivalents during the current quarter compared to last year.

Index

Provision for Income Taxes

Income tax expense was $49.8 million in the third quarter of 2010, compared to $64.7 million in the third quarter of 2009.  The income tax provisions represented effective income tax rates for the third quarters of 2010 and 2009 of 29.6% and 34.2%, respectively.  The decrease in the current quarter effective tax rate was due to the change in the mix of earnings to tax jurisdictions with lower income tax rates.

Bookings and Backlog

Bookings for the third quarter of 2010 and 2009 are the following:

	Quarter Ended

In thousands	July 30, 2010	July 31, 2009
Underground Mining Machinery	$634,465	$424,912
Surface Mining Equipment	369,908	249,546
Eliminations	(31,189)	(30,457)
Total Bookings	$973,184	$644,001

New orders in the third quarter of $973.2 million were 51.1% higher than orders of $644.0 million that were received in the third quarter of 2009.  Current quarter original equipment orders more than doubled, while aftermarket orders increased 20.3% over the prior year third quarter.

Underground Mining Machinery original equipment orders were up $114.8 million, led by increased orders for longwall equipment in the United States, and room and pillar equipment across most regions globally.  Original equipment orders for Surface Mining Equipment increased $108.5 million over the third quarter of 2009, with orders for electric mining shovels received from coal and metal customers across all regions.  Drills destined for coal and metal markets in North America and alliance products also contributed to order strength in the third quarter of 2010.

Aftermarket orders in Underground Mining Machinery were up 38.4%, with significant increases in China and the United States.  Leading the way were the catch up of machine rebuilds and parts orders in the United States.  Parts orders in China also increased as we reached replacement cycles on a growing installed base of original equipment.  Surface Mining Equipment aftermarket orders increased across most regions, increasing by 5.2% in the quarter compared to the prior year quarter.

Backlog as of July 30, 2010 and October 30, 2009 is as follows:

In thousands	July 30, 2010	October 30, 2009

Underground Mining Machinery	$1,238,866	$926,719
Surface Mining Equipment	614,616	575,192
Eliminations	(28,968)	(31,033)
Total Backlog	$1,824,514	$1,470,878

The increase in backlog was due to the increase in year to date bookings for both businesses for both original equipment and aftermarket products.  Backlog does not include anticipated revenues from long-term maintenance and repair contracts.

Index

Nine Months Ended July 30, 2010 to Nine Months Ended July 31, 2009

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Nine Months Ended
	July 30,	July 31,	$	%
In thousands	2010	2009	Change	Change
Net Sales
Underground Mining Machinery	$1,478,835	$1,680,303	$(201,468)	(12.0%)
Surface Mining Equipment	1,084,555	1,065,142	19,413	1.8%
Eliminations	(87,944)	(110,659)	22,715	-
Total	$2,475,446	$2,634,786	$(159,340)	(6.0%)

Fiscal 2010 nine months Underground Mining Machinery net sales were $1,478.8 million compared to the fiscal 2009 nine months of $1,680.3 million, which included a $212.7 million decrease in original equipment sales and a $11.2 million increase in aftermarket sales.  Fiscal 2010 nine months net sales increased by $81.7 million due to the effect of foreign currency translation from the weaker U.S. dollar.  Original equipment sales decreased by $189.6 million in the United States and $48.9 million in Australasia, both primarily due to decreased longwall equipment shipments.  Original equipment sales also decreased in South Africa by $47.7 million primarily due to decreased room and pillar mining equipment shipments.  These decreases were partially offset by a $67.1 million increase in original equipment sales of primarily longwall equipment in China.  Aftermarket sales were up in the Eurasia, but most significantly in South Africa, primarily due to complete machine rebuilds.   These increases were partially offset by decreased sales in the United States, China and Australasia.

Fiscal 2010 nine months Surface Mining Equipment net sales were $1,084.6 million compared to the fiscal 2009 nine months of $1,065.1 million, which included a $33.4 million increase in aftermarket sales, partially offset by a $14.0 million decrease in original equipment sales.  Fiscal 2010 nine months net sales increased by $39.2 million due to the effect of foreign currency translation from the weaker U.S. dollar.  The decrease in original equipment was primarily due to decreased drill sales of $8.9 million and decreased crushing and conveying equipment sales of $16.1 million.  The increase in aftermarket sales was primarily related to increased activity in all regions, with the exception of China.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Nine Months Ended
	July 30, 2010		July 31, 2009
	Operating		Operating
In thousands	Income (loss)	% of Net Sales	Income (loss)	% of Net Sales
Underground Mining Machinery	$284,571	19.2%	$338,175	20.1%
Surface Mining Equipment	240,248	22.2%	236,809	22.2%
Corporate Expense	(32,677)	-	(26,893)	-
Eliminations	(21,616)	-	(29,881)	-
Total	$470,526	19.0%	$518,210	19.7%

Index

Operating income for Underground Mining Machinery was $284.6 million in the fiscal 2010 nine months compared to operating income of $338.2 million in the fiscal 2009 nine months.  Operating income increased in the fiscal 2010 nine months by $15.7 million due to the effect of foreign currency translation from the weaker U.S. dollar.  Operating income was unfavorably impacted by $67.0 million associated with lower sales volumes, $17.4 million of increased retiree benefit expense, $8.6 million of performance based compensation and $20.4 million of unfavorable manufacturing spending and overhead absorption due to lower manufacturing levels.  Partially offsetting these decreases were $16.1 million from higher margins related to the mix of products sold, $33.9 million of favorable material cost variance, $7.6 million of foreign currency transaction gains and the benefit of prior year cost reduction programs.

Operating income for Surface Mining Equipment was $240.2 million in the fiscal 2010 nine months compared to operating income of $236.8 million in the fiscal 2009 nine months.  Operating income in the fiscal 2010 nine months increased by $2.9 million due to the effect of foreign currency translation from the weaker U.S. dollar.  Operating income was favorably impacted by $20.5 million of favorable manufacturing variances, $5.0 million associated with higher sales volumes, and the benefit of prior year cost reduction programs.  These increases were partially offset by $9.5 million of increased retiree benefit expense.  In addition, cancellation income of $8.1 million was recorded in 2009 and not repeated in 2010.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense was $354.5 million, or 14% of sales, in the fiscal 2010 nine months, compared to $324.9 million, or 12% of sales, in the fiscal 2009 nine months.  Product development, selling and administrative expense increased by $14.3 million due to the effect of the foreign currency translation from the weaker U.S. dollar.  Additionally, product development, selling and administrative expense increased in the fiscal 2010 nine months due to $17.2 million of increased retiree benefit costs and $5.1 million of increased long-term performance based compensation, partially offset by the benefit of cost saving initiatives implemented in 2009.

Net Interest Expense

Net interest expense was $12.9 million in the fiscal 2010 nine months as compared to $19.4 million in the fiscal 2009 nine months.  The decrease in net interest expense was primarily due to interest earned on cash and cash equivalents and the decrease in amounts outstanding on our credit facility from the first nine months of fiscal 2009.

Provision for Income Taxes

Income tax expense was $141.8 million in the fiscal 2010 nine months, compared to $167.7 million in the fiscal 2009 nine months.  The income tax provisions represented effective income tax rates for fiscal 2010 and 2009 nine months of 31.0% and 33.6%, respectively.  The effective income tax rate differs from the United States federal corporate income tax rate primarily due to foreign and state differentials.  The income tax provision was benefited by $3.3 million in the fiscal 2010 nine months due to the settlement of income tax audits and true-up of the prior year’s tax provision offset by adjustments related to international deferred tax accounts.

Index

Bookings

Bookings for the nine months fiscal periods ended are the following:

	Nine Months Ended

In thousands	July 30, 2010	July 31, 2009
Underground Mining Machinery	$1,790,982	$1,246,175
Surface Mining Equipment	1,123,979	657,450
Eliminations	(85,880)	(86,016)
Total Bookings	$2,829,081	$1,817,609

New orders in the fiscal 2010 nine months of $2.8 billion were 55.6% higher than orders of $1.8 billion that were received in the fiscal 2009 nine months.  Original equipment orders more than doubled, while aftermarket orders increased 22.1% over the fiscal 2009 nine months.

Underground Mining Machinery original equipment orders were up $307.2 million, led by increased orders for longwall equipment in the United States and China, and room and pillar equipment across most regions globally.  Original equipment orders for Surface Mining Equipment were up $380.8 million over the fiscal 2009 nine months, with orders for electric mining shovels received from coal and other metal customers across all regions driving the increase, most significantly in North and South American coal and copper markets.  Drills destined for North and South American coal and other metal markets also contributed to order strength in the fiscal 2010 nine months.

Aftermarket orders in Underground Mining Machinery were up 30.9%, with strong increases across all regions, most significantly in China and the United States.  This increase was driven by machine rebuild activity and parts orders in the United States and parts orders from China.  Surface Mining Equipment aftermarket orders were also up, increasing by 13.4% in the fiscal 2010 nine months compared to the fiscal 2009 nine months.  Aftermarket orders increased throughout all regions, except South America, and were most significant in North America and Australasia.

Liquidity and Capital Resources

The following table reconciles trade working capital to working capital as of July 30, 2010 and October 30, 2009, respectively.

In millions	July 30, 2010	October 30, 2009
Accounts receivable	$606,511	$580,629
Inventories	777,038	769,783
Accounts payable	(256,703)	(206,770)
Advance payments	(351,618)	(321,629)

Trade Working Capital	$775,228	$822,013
Other current assets	119,496	127,930
Short-term notes payable	(19,465)	(19,791)
Employee compensation and benefits	(108,279)	(116,149)
Accrued warranties	(57,970)	(58,947)
Other current liabilities	(173,229)	(203,498)

Working Capital Excluding Cash and Cash Equivalents	$535,781	$551,558
Cash and Cash Equivalents	748,642	471,685

Working Capital	$1,284,423	$1,023,243

Index

We currently use trade working capital and cash flow from operations as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations.  We require trade working capital investment because our service model requires us to maintain certain inventory levels in order to maximize our customers’ machine reliability.  This information also provides management with a focus on our receivable terms and collectability efforts and our ability to obtain advance payments on original equipment orders.  As part of our continuous improvement of purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.

During the fiscal 2010 nine months cash provided by operating activities was $372.9 million compared to cash provided by operating activities of $213.4 million during the fiscal 2009 nine months.  The change in cash provided by operating activities of $159.5 was primarily due to less trade working capital build in the first nine months of 2010 as compared to 2009, most notably the net increase of advance payments of $114.0 million and net increase in accounts payable of $133.7 million.  The change in cash provided by operating activities was also unfavorably impacted by increased pension contributions in the current year nine months.

During the fiscal 2010 nine months cash used by investing activities was $52.9 million compared to cash used by investing activities of $76.3 million during the fiscal 2009 nine months.  Capital expenditures were $51.3 million during the fiscal 2010 nine months as compared to $66.1 million during the fiscal 2009 nine months.  In the first quarter of fiscal 2009, we acquired the stock of Wuxi Shengda Machinery Co. Ltd., a manufacturer of longwall shearing machines in China, for approximately $11.2 million of cash.

During the fiscal 2010 nine months cash used by financing activities was $42.9 million compared to cash used by financing activities of $87.3 million in the fiscal 2009 nine months.  The change was primarily the result of decreased payments on short-term notes payable of $7.3 million, decreased share repurchases of $13.7 million and increased proceeds from stock option exercises of $17.6 million in the fiscal 2010 nine months.

On August 19, 2010, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock.  The dividend will be paid on September 20, 2010 to all shareholders of record at the close of business on September 6, 2010.

Retiree Benefits

For the third quarter of 2010 we have recognized $13.0 million of defined benefit pension expense as compared to $3.4 million for the comparable prior year period.  For the fiscal 2010 nine months we have recognized $39.6 million of defined benefit pension expense compared to $12.3 million for the comparable prior year period.  The increase in pension expense was primarily the result of an unfavorable change in discount rate.  During fiscal 2010, we expect to contribute approximately $105.0 million to our defined benefit employee pension plans globally.  The investment performance of the pension plans’ assets along with the movement in the discount rate used to calculate the pension plans’ liabilities will determine the amount and timing of additional contributions to the pension plans in subsequent years.

Share Repurchase Program

Under our share repurchase program, management has remaining authorization to repurchase up to $883.4 million in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011.  At the current time, we are not engaged in share repurchases as other uses of cash, such as manufacturing and service expansion projects and potential acquisition opportunities, associated with the planned growth of the business are taking a priority.

Index

Financial Condition

As of July 30, 2010, we had $748.6 million in cash and cash equivalents and $239.0 million available for borrowings under the Credit Agreement.  Our primary cash requirements include working capital, capital expenditures, dividends, and defined benefit pension contributions.  We will also continue to evaluate strategic acquisitions of mining-related product line additions or service extensions.  Based upon our current level of operations, we believe that cash flows from operations, together with available borrowings under the Credit Agreement will be adequate to meet our anticipated future cash requirements.

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

We believe our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, accrued warranties, pension and post-retirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 30, 2009 for a discussion of these policies.  There were no material changes to these policies during the third quarter of 2010.

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

Index

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended July 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

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

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOY GLOBAL INC.
(Registrant)

/s/ Michael S. Olsen

Date: September 3, 2010	Michael S. Olsen
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

/s/ Ricky T. Dillon
Date: September 3, 2010	Ricky T. Dillon
Vice President, Controller
and Chief Accounting Officer
(Principal Accounting Officer)