Form 10-K
period 2010-10-29
JOY GLOBAL INC
filed 2010-12-20
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 29, 2010
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From                  to _______

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

Securities registered pursuant to Section 12(g) of the Act: None

Preferred Stock Purchase Rights

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, as of April 30, 2010 the last business day of our most recently completed second fiscal quarter, was approximately $5.9, billion, based on a closing price of $56.80  per share.

The number of shares outstanding of registrant’s common stock, as of December 7, 2010, was 103,620,460.

Documents incorporated by reference: the information required by Part III, Items 10, 11, 12, 13, and 14, is incorporated herein by reference to the proxy statement for the registrant’s 2011 annual meeting of stockholders.

Joy Global Inc.

INDEX TO
ANNUAL REPORT ON FORM 10-K
For The Year Ended October 29, 2010

Index

This Page
Intentionally
Left Blank

Index

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

Item 1.  Business

General

Joy Global Inc. (“we” and “us”) is a leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores.  Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, and other minerals.  Our underground mining machinery segment (“Joy Mining Machinery” or “Joy”) is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide.  Our surface mining equipment segment (“P&H Mining Equipment” or “P&H”) is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining.  Sales of original equipment for the mining industry, as a class of products, accounted for 40%, 45%, and 42% of our consolidated net sales for fiscal 2010, 2009, and 2008, respectively.  Aftermarket sales, which includes revenues from maintenance and repair services, diagnostic analysis, fabrication, mining equipment and electric motor rebuilds, equipment erection services, training, and sales of replacement parts, account for the remainder of our consolidated sales for each of those years.

We are the direct successor to a business begun over 125 years ago and were known as Harnischfeger Industries, Inc. (the “Predecessor Company”) prior to our emergence from protection under Chapter 11 of the U.S. Bankruptcy Code on July 12, 2001.

At the beginning of 2010, we completed the integration of Continental Crushing and Conveying by combining this segment into our Underground Mining Machinery and Surface Mining Equipment segments.  Crushing and conveying results related to surface applications are reported as part of the Surface Mining Equipment segment, while total crushing and conveying results are included in the Underground Mining Machinery segment to reflect the overall management responsibility for this product line.  Eliminations include the surface applications of crushing and conveying included in both operating segments.  Prior year segment results, bookings and backlog have been recast to reflect this change.

Index

Underground Mining Machinery

Joy is the world’s largest producer of high productivity underground mining machinery for the extraction of coal and other bedded materials.  We have significant facilities in Australia, South Africa, the United Kingdom, China, and the United States as well as sales offices and service facilities in India, Poland, and Russia.  Joy products include: continuous miners; shuttle cars; flexible conveyor trains; complete longwall mining systems (consisting of powered roof supports, an armored face conveyor, and a longwall shearer); continuous haulage systems; battery haulers; roof bolters; crushing equipment; and conveyor systems.  Joy also maintains an extensive network of service and replacement parts distribution centers to rebuild and service equipment and to sell replacement parts and consumables in support of its installed base.  This network includes five service centers in the United States and eight outside the United States, all of which are strategically located in major underground mining regions.

Products and Services:

Continuous miners – Electric, self-propelled continuous miners cut material using carbide-tipped bits on a horizontal rotating drum.  Once cut, the material is gathered onto an internal conveyor and loaded into a haulage vehicle or continuous haulage system for transportation to the main mine belt.

Longwall shearers – A longwall shearer moves back and forth on an armored face conveyor parallel to the material face.  Using carbide-tipped bits on cutting drums at each end, the shearer cuts 1.2 to 6.5 meters of material on each pass and simultaneously loads the material onto the armored face conveyor for transport to the main mine belt.

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

Shuttle cars – Shuttle cars, a type of rubber-tired haulage vehicle, are electric-powered with umbilical cable. They are used to transport material from continuous miners to the main mine belt where self-contained chain conveyors in the shuttle cars unload the material onto the belt.  Some models of Joy shuttle cars can carry up to 22 metric tons of coal.

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

Feeder breakers – Feeder breakers are a form of crusher that use rotating drums with carbide-tipped bits to break down the size of the mined material for loading onto conveyor systems or feeding into processing facilities.  Mined material is typically loaded into the feeder breaker by a shuttle car or battery hauler in underground applications and by haul trucks in surface applications.

Index

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

Surface Mining Equipment

P&H is the world’s largest producer of electric mining shovels and a leading producer of rotary blasthole drills and walking draglines for open-pit mining operations.  P&H has facilities in Australia, Brazil, Canada, Chile, China, South Africa, and the United States, as well as sales offices in India, Mexico, Peru, Russia, the United Kingdom, and Venezuela.  P&H products are used in mining copper, coal, iron ore, oil sands, silver, gold, diamonds, phosphate, and other minerals and ores.  P&H also provides logistics and a full range of life cycle management service support for its customers through a global network of P&H MinePro Services® operations strategically located within major mining regions.  In some markets, P&H MinePro Services also provides electric motor rebuilds and other selected products and services to the non-mining industrial segment.  P&H also sells used electric mining shovels in some markets.

Products and Services:

Electric mining shovels – Mining shovels are primarily used to load copper ore, coal, iron ore, oil sands, gold, and other mineral-bearing materials and overburden into trucks or other conveyances.  There are two basic types of mining loaders: electric shovels and hydraulic excavators.  Electric mining shovels typically feature larger dippers, allowing them to load greater volumes of material, while hydraulic excavators are smaller and more maneuverable.  The electric mining shovel offers the lowest cost per ton of mineral mined.  Its use is determined by the size of the mining operation and the availability of electricity.  Dippers can range in size from 12 to 82 cubic yards.

Walking draglines – Draglines are primarily used to remove overburden to uncover coal or mineral deposits and then to replace the overburden as part of reclamation activities.  P&H’s draglines are equipped with bucket sizes ranging from 30 to 160 cubic yards.

Blasthole drills – Most surface mines require breakage or blasting of rock, overburden, or ore using explosives. A blasthole drill creates a pattern of holes to contain the explosives.  Drills are usually described in terms of the diameter of the hole they bore.  Blasthole drills manufactured by P&H bore holes ranging in size from 9 7/8 to 17.5 inches in diameter and can exert a pull down force up to 150,000 lbs.

Index

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

P&H MinePro Services personnel and MinePro distribution centers are strategically located close to customers in major mining centers around the world, supporting P&H and other brands.  P&H sells its products and services directly to its customers through a global network of sales and marketing personnel.  The P&H MinePro Services distribution organization also represents other leading providers of equipment and services to the mining industry and associated industries, which we refer to as “Alliance Partners.”  Some of the P&H Alliance Partner relationships include the following companies:

•	Berkley Forge and Tool Inc.	•	LeTourneau Inc.
•	Bridon American Corporation	•	Phillippi-Hagenbach Inc.
•	Central Queensland Mining Supplies	•	Prodinsa Wire Rope
•	Dux Machinery	•	Wire Rope Industries Ltd.
•	Hensley Industries Inc.	•	Wire Rope Corporation of America, Inc.
•	Hitachi Mining Division

For each Alliance Partner, we enter into an agreement that provides us with the right to distribute certain Alliance Partners’ products in specified geographic territories.  Specific sales of new equipment are typically based on “buy and resell” arrangements or are direct sale from the Alliance Partner to the ultimate customer with a commission paid to us.  The type of sales arrangement is typically agreed at the time of the customer’s commitment to purchase.  Our aftermarket sales of parts produced by Alliance Partners are generally made under “buy and resell” arrangements.  To support Alliance Partners’ products in certain geographic regions, we typically hold in inventory Alliance Partners’ parts.

P&H’s businesses are subject to cyclical movements in the markets.  Sales of original equipment are driven to a large extent by commodity prices and demand.  Copper, coal, oil sands, gold and iron ore mining accounted for approximately 90% of total P&H sales in recent years.  Rising commodity prices and demand typically lead to the expansion of existing mines, opening of new mines, or re-opening of less efficient mines.  Although the aftermarket segment is much less cyclical, severe reductions in commodity prices and/or demand can result in the removal of machines from mining production, and thus dampen demand for parts and services.  Conversely, significant increases in commodity prices and/or demand can result in higher use of equipment and generate requirements for more parts and services.

Operational Excellence - Joy Global Business System

In order to become a world class company serving the mining industry, we have developed the Joy Global Business System as an extension of our operational excellence initiatives.

The Joy Global Business System is:

•	Developing world class products, processes and people
•	Building on common global processes, methods and metrics
•	Servicing and adapting to local customer needs

Index

The major objectives of the Joy Global Business System are:

•	Safety - establishment of a zero-harm mentality
•	Velocity - cycle time reductions and on time/on specification all the time
•	Productivity - doing more with less by working and investing smarter
•	Quality - flawless execution in everything we do
•	Customer Satisfaction - every customer is a reference for our products

Seasonality

All of our business segments are subject to moderate seasonality, with the first quarter of our fiscal year generally experiencing lower sales due to a decrease in working days caused by the U.S. Thanksgiving and year-end holidays.

Financial Information

Financial information about our business segments and geographic areas of operation is contained in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules.

Employees

As of October 29, 2010, we employed 11,900 employees worldwide, with 5,600 employed in the United States.  Collective bargaining agreements or similar type arrangements cover 37% of our U.S. workforce and 30% of our international employees.  In 2011, union agreements are to expire for 3% of our employees with the largest covering the AMICUS union at our facilities in the United Kingdom and the Teamsters Union at our facility in Meadowlands, Pennsylvania.

Customers

Joy and P&H sell their products primarily to large global and regional mining companies.  No customer or affiliated group of customers accounted for 10% or more of our consolidated net sales for 2010.

Competitive Conditions

Joy and P&H conduct their domestic and foreign operations under highly competitive market conditions, requiring that their products and services be competitive in price, quality, service, and delivery.  The customers for these products are generally large mining companies with substantial purchasing power.

Joy’s continuous miners, longwall shearers, powered roof supports, armored face conveyors, continuous haulage systems, shuttle cars, and battery haulers compete with similar products made by a number of established and emerging worldwide manufacturers of such equipment.  Joy’s rebuild services compete with a large number of local repair shops and also compete with various regional suppliers in the sale of replacement parts for Joy equipment.

Index

P&H’s shovels and draglines compete with similar products produced by one significant competitor and with hydraulic excavators, large rubber-tired front-end loaders, and bucket wheel excavators made by several international manufacturers.  P&H’s large rotary blasthole drills compete with several worldwide drill manufacturers.  As high productivity mining becomes more widely accepted internationally, especially in emerging markets, global manufacturing capability is becoming a competitive advantage, but it is still most important to have repair and rebuild capability near the customer’s operations.  P&H MinePro Services competes with a large number of primarily regional suppliers in the sale of parts.

Joy and P&H compete on the basis of providing superior productivity, reliability, and service that lowers the overall cost of production for their customers.  Joy and P&H compete with local and regional service providers in the provision of maintenance, rebuild and other services to mining equipment users.

Backlog

Backlog represents unfilled customer orders for our original equipment and aftermarket products and services.  Customer orders included in backlog as of October 29, 2010 represent contracts to purchase specific original equipment, products or services by customers who have satisfied our credit review procedures.  Through October 31, 2008, backlog related to our Surface Mining Equipment division was recorded with a letter of intent and deposits to secure production slots.  During the third quarter of fiscal 2009, we recorded a $605.9 million adjustment to our backlog based on our new booking policy requiring a contract.  The following table provides backlog by business segment as of our fiscal year end.  These backlog amounts exclude customer arrangements under long-term equipment life cycle management programs.  Such programs extend for up to 13 years and totaled approximately $987.2 million as of October 29, 2010.  Sales already recognized by fiscal year-end under the percentage-of-completion method of accounting are also excluded from the amounts shown.

In thousands	2010	2009	2008

Underground Mining Machinery	$1,208,181	$926,719	$1,528,666
Surface Mining Equipment	637,050	575,192	1,707,334
Eliminations	(24,973)	(31,033)	(61,266)
Total Backlog	$1,820,258	$1,470,878	$3,174,734

Of the $1.8 billion of backlog, approximately $170.7 million is expected to be recognized as revenue beyond fiscal 2011.

The increase in backlog for our Underground Mining Machinery division as of October 29, 2010 as compared to October 30, 2009 was primarily related to increased demand for original equipment and aftermarket products and services globally.  The increase in backlog for our Surface Mining Equipment division was primarily due to increased new orders for electric mining shovels as the global economy continues to recover.

The decrease in backlog for our Surface Mining Equipment division as of October 30, 2009 as compared to October 31, 2008 was due to the $605.9 million backlog adjustment during the third quarter of 2009 and decreased bookings in most markets as a result of our customers’ cautious global economic outlook for mined commodities. The decrease in Underground Mining Machinery is primarily correlated to decreased demand for U.S. underground coal.

Eliminations include the surface applications of crushing and conveying included in both operating segments.

Raw Materials

We utilize a supplier risk management monitoring process to analyze our suppliers to determine holistic risk of production disruption as it relates to procurement of materials.  Based on the results of the continuous evaluations, we partner with our suppliers to address issues identified.  We believe this process gives us greater clarity into the drivers of supplier performance and provides us with early indications of potential supplier issues.

Index

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

Patents and Trademarks

We own numerous patents and trademarks and license technology from others relating to our products and manufacturing methods.  We have also granted patent and trademark licenses to other manufacturers and receive royalties under most of these licenses.  While we do not consider any particular patent or license or group of patents or licenses to be material to our business segments, we believe that in the aggregate our patents and licenses are significant in distinguishing many of our product lines from those of our competitors.  The recorded cost of patents and trademarks by segment are as follows:

	Underground	Surface
	Mining	Mining
In thousands	Machinery	Equipment	Consolidated

Patents
Gross Carrying Value	$21,206	$-	$21,206
Accumulated Amortization	(7,964)	-	(7,964)
Net Carrying Value	$13,242	$-	$13,242

Trademarks	$75,400	$-	$75,400

Research and Development

We are strongly committed to pursuing technological development through the engineering of new products and systems, the improvement and enhancement of licensed technology, and related acquisitions of technology.  Research and development expenses were $29.8 million, $22.3 million, and $16.4 million for 2010, 2009, and 2008, respectively.

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

Compliance with environmental laws and regulations did not have a material effect on capital expenditures, earnings, or our competitive position in 2010.  Because these requirements are complex and, in many areas, rapidly evolving, there can be no guarantee against the possibility of additional costs of compliance.  However, we do not expect that our future compliance with environmental laws and regulations will have a material effect on our capital expenditures, earnings or competitive position, and do not expect to make any material capital expenditures for environmental control facilities in fiscal 2011.

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

Index

International Operations

For information on the risks faced by our international operations, see Item 1A. - Risk Factors.

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

In addition to the other risk factors below, our international operations are subject to various political, economic, and other uncertainties that could adversely affect our business.  A significant reduction of our international business due to any of these risks would adversely affect our sales.  In 2010, 2009, and 2008, approximately 56%, 50%, and 52%, respectively of our sales were derived from sales outside the United States.  Risks faced by our international operations include:

•	international political and trade issues and tensions;

•	regional or country specific economic downturns;

•	fluctuations in currency exchange rates, particularly the Australian dollar, British pound sterling, Brazilian real, Canadian dollar, Chilean peso, Chinese renminbi, and South African rand;

•	complications in complying with a variety of foreign laws and regulations, which may adversely affect our operations and ability to compete effectively in certain jurisdictions or regions;

•	unexpected changes in regulatory requirements, up to and including the risk of nationalization or expropriation by foreign governments;

•	higher tax rates and potentially adverse tax consequences including restrictions on repatriating earnings, adverse tax withholding requirements, and double taxation;

•	difficulties protecting our intellectual property;

•	increased risk of litigation and other disputes with customers;

•	longer payment cycles and difficulty in collecting accounts receivable;

•	costs and difficulties in integrating, staffing and managing international operations, especially in rapidly growing economies such as China;

•	transportation delays and interruptions;

Index

•
natural disasters and the greater difficulty in recovering from them as compared to the United States in some of the foreign countries in which we operate, especially in countries prone to earthquakes, such as Indonesia, India, China, and Chile;

•	uncertainties arising from local business practices and cultural considerations; and

•	custom matters and changes in trade policy or tariff regulations.

We expect that the percentage of our sales occurring outside the United States will increase over time largely due to increased activity in China, India, and other emerging markets.  The foregoing risks may be particularly acute in emerging markets, where our operations are subject to greater uncertainty due to increased volatility associated with the developing nature of the economic, legal, and governmental systems of these countries.  If we are unable to successfully manage the risks associated with expanding our global business or to adequately manage operational fluctuations, it could adversely affect our business, financial condition, or results of operations.

The cyclical nature of our original equipment manufacturing business could cause fluctuations in our operating results.

Our business, in particular our original equipment manufacturing business, is cyclical in nature.  The cyclicality of Joy’s original equipment sales is driven primarily by commodity prices, product life cycles, competitive pressures, and other economic factors affecting the mining industry such as company consolidation.  P&H’s original equipment sales are subject to cyclical movements based in large part on changes in coal, copper, iron ore, oil, and other commodity prices.  Falling commodity prices have in the past and may in the future lead to reductions in the production levels of existing mines, a contraction in the number of existing mines, and the closure of less efficient mines.  Decreased mining activity is likely to lead to a decrease in demand for new mining machinery.  As a result of this cyclicality, we have previously experienced significant fluctuation in our business, results of operations, and financial condition.  We expect that cyclicality in our equipment manufacturing business may cause us to experience further significant fluctuation in our business, financial condition, or results of operations.

We operate in a highly competitive environment, which could adversely affect our sales and pricing.

Our domestic and foreign manufacturing and service operations are subject to significant competitive pressures. We compete on the basis of product performance, customer service, availability, reliability, productivity, and price.  Many of our customers are large global mining companies that have substantial bargaining power, and some of our sales require us to participate in competitive tenders where we must compete on the basis of various factors, including performance guarantees and price.  We compete directly and indirectly with other manufacturers of surface and underground mining equipment and with manufacturers of parts and components for such products.  Some of our competitors are larger than us and, as a result, may have broader product offerings and greater access to financial resources.  As a result, certain of our competitors may pursue aggressive pricing or product strategies that may cause us to lose sales or reduce the prices we charge for our original equipment and aftermarket products and services.  These actions may lead to reduced revenues, lower margins, and/or a decline in market share, any of which may adversely affect our business and results of operations.

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

Index

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

For a more detailed discussion regarding how our financial statements may be affected by pension and other retirement plan accounting policies, see “Critical Accounting Policies - Pension and Postretirement Benefits and Costs” on page 33 within Item 7 of this Form 10-K.

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

Index

Demand for our products may be adversely impacted by regulations related to mine safety.

Our principal customers are surface and underground mining companies.  The mining industry has encountered increased scrutiny as it relates to safety regulations primarily due to recent high profile mine accidents.  Current or proposed legislation on safety standards and the increased cost of compliance may induce customers to discontinue or limit their mining operations, and may discourage companies from developing new mines, which in turn could diminish demand for our products.

Demand for our products may be adversely impacted by environmental regulations impacting the mining industry or electric utilities.

Many of our customers supply coal as a power generating source for the production of electricity in the United States and other countries.  The operations of these mining companies are geographically diverse and are subject to or impacted by a wide array of regulations in the jurisdictions where they operate, including those directly impacting mining activities and those indirectly affecting their businesses, such as applicable environmental laws.  The high cost of compliance with environmental regulations may also cause customers to discontinue or limit their mining operations, and may discourage companies from developing new mines.  Additionally, government regulation of electric utilities may adversely impact the demand for coal to the extent that such regulations cause electric utilities to select alternative energy sources, such as natural gas, and renewable energy technologies as a source of electric power.  As a result of these factors, demand for our mining equipment could be adversely affected by environmental regulations impacting the mining industry or altering the consumption patterns of electric utilities.

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

Many of our principal domestic and foreign operating subsidiaries are parties to collective bargaining agreements with their employees.  Collective bargaining agreements or similar type arrangements cover 37% of our U.S. workforce and 30% of our international employees.  In 2011, collective bargaining agreements are scheduled to expire for 3% of our employees.  As such, we cannot provide assurance that disputes, work stoppages, or strikes will not arise in the future.  In addition, when existing collective bargaining agreements expire, we cannot be certain that we will be able to reach new agreements with our employees.  Such new agreements may be on substantially different terms and may result in increased direct and indirect labor costs.  Future disputes with our employees could adversely affect our business, financial condition, or results of operations.

Index

A material disruption to one of our significant manufacturing plants could adversely affect our ability to generate revenue.

We produce most of our original equipment and aftermarket parts for each product type at a limited number of principal manufacturing facilities.  If operations at one or more of these significant facilities were to be disrupted as a result of equipment failures, natural disasters, power outages or other reasons, our business, financial conditions, or results of operations could be adversely affected.  Interruptions in production could increase costs and delay delivery of some units.  Production capacity limits could cause us to reduce or delay sales efforts until capacity is available.

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

We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including asbestos and silica related liability), employment, and commercial matters.  In addition, we and our subsidiaries become involved from time to time in proceedings relating to environmental matters.  Also, as a normal part of their operations, our subsidiaries may undertake contractual obligations, warranties, and guarantees in connection with the sale of products or services. Some of these claims and obligations involve significant potential liability.

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

Our ability to provide high quality products and services depends in part on our ability to retain skilled personnel in the areas of senior management, product engineering, servicing, and sales. Competition for such personnel is intense and our competitors can be expected to attempt to hire our skilled employees from time to time. In particular, our results of operations could be adversely affected if we are unable to retain customer relationships and technical expertise provided by our management team and our professional personnel.

We rely on significant customers, the loss of one or more of which could adversely affect our operating results, financial condition and existing business.

We are dependent on maintaining significant customers by delivering reliable, high performance mining equipment and other products on a timely basis.  We do not consider ourselves to be dependent upon any single customer; however, our top ten customers collectively accounted for approximately 34% of our sales for 2010.  Our sales have become more concentrated in recent years as consolidation has occurred in the mining industry. The consolidation and divestitures in the mining industry may result in different equipment preferences among current and former significant customers.  The loss of one or more of our significant customers could, at least on a short- term basis, have an adverse effect on our business, financial condition, or results of operations.

Index

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

Item 1B.  Unresolved Staff Comments

None.

Index

Item 2.  Properties

As of October 29, 2010, the following principal properties of our operations were owned, except as indicated.  Our worldwide corporate headquarters are currently housed in 10,000 square feet of leased space in Milwaukee, Wisconsin.  All of these properties are generally suitable for the operations currently conducted at them.

Underground Mining Machinery Locations

		Floor Space		Land Area
	Location	(Sq. Ft.)		(Acres)	Principal Operations

	Franklin, Pennsylvania	830,900		58	Component and parts production

	Warrendale, Pennsylvania	71,250		13	Administration and warehouse

	Reno, Pennsylvania	121,400		22	Chain manufacturing

	Brookpark, Ohio	85,000		4	Machining manufacturing

	Solon, Ohio	101,200		11	Gear manufacturing

*	Bluefield, Virginia	102,160		15	Component repair and complete machine rebuilds
*	Duffield, Virginia	101,310		11	Component repair and complete machine rebuilds
*	Homer City, Pennsylvania	91,124		10	Component repair and complete machine rebuilds
*	Wellington, Utah	76,250		60	Component repair and complete machine rebuilds
	Lebanon, Kentucky	88,250		12	Component repair and complete machine rebuilds

*	Meadowlands, Pennsylvania	117,900		12	Global distribution center

	Millersburg, KY	115,000		14	Administration, manufacturing and warehouse

	Winfield, Alabama	250,000		33	Manufacturing, sales, engineering, administration

	Salyersville, Kentucky	125,842		14	Manufacturing

	Belton, South Carolina	191,000		24	Manufacturing, sales, administration

*	McCourt Road, Australia	97,392		33	Original equipment, component repairs and complete machine rebuilds

	Parkhurst, Australia	76,639		19	Component repairs, complete machine rebuilds and original equipment

	Wollongong, Australia	26,996	(1)	4	Component repair and complete machine rebuilds

	Somersby, Australia	49,655		3	Manufacturing original equipment, component repairs ,
					Engineering, administration
*	Steeledale, South Africa	250,381		13	Component repairs and manufacturing
*	Wadeville, South Africa	333,393		29	Original equipment, component repair and complete machine rebuilds

	Pinxton, England	76,000		10	Component repair and complete machine rebuilds

	Wigan, England	60,000	(4)	3	Engineering and administration
*	Worcester, England	178,000		14	Original equipment and component repairs

	Sunderland, England	100,850	(7)	5	Manufacturing, engineering, sales & administration

*	Tychy, Poland	52,312	(4)	8	Original equipment, component repair and complete machine rebuilds

	Baotou, China	76,800	(6)	5	Component repair and rebuild facility
	Tianjin, China	63,680	(8)	8	Original equipment and sales office
	Wuxi, China	185,421		26	Original equipment, component repairs and complete machine rebuilds

	Kuzbass, Russia	15,750		3	Component repair and rebuild facility

	Kolata, India	3,100		1	Sales office
	Nagpur, India	11,000		1	Component repair workshop

Index

Surface Mining Equipment Locations

		Floor Space		Land Area
	Location	(Sq. Ft.)		(Acres)	Principal Operations

	Milwaukee, Wisconsin	684,000		46	Electric mining shovels, electric draglines and large diameter electric and diesel rotary blasthole drills

*	Milwaukee, Wisconsin	180,000		13	Electrical products

*	Gillette,Wyoming	60,000		6	Motor rebuild service center
	Evansville, Wyoming	25,000		6	Motor rebuild service center
	Mesa, Arizona	40,000		5	Motor rebuild service center
*	Elko, Nevada	30,000		5	Motor rebuild service center & welding services
	Elko Nevada	28,000	(5)	4	Machine/Mechanical shop
	Kilgore, Texas	12,400		4	Motor rebuild service center

*	Calgary, Canada	6,000	(5)	1	Climate control system manufacturing
	Edmonton, Canada	32,581	(3)	4	Motor rebuild service center
*	Fort McMurray, Canada	68,000		2	Rebuild shop

	Tianjin, China	130,000	(8)	3	Original equipment

*	Bassendean, Australia	72,500		5	Components and parts for mining shovels
*	Mackay, Australia	36,425		3	Components and parts for mining shovels
*	Hemmant, Australia	23,724		2	Motor rebuild service center
	East Maitland, Australia	32,916	(2)	1	Motor rebuild service center
*	Murarrie, Australia	15,000	(4)	1	Administrative and Sales Office
	Rutherford, Australia	15,640	(2)	4	Motor rebuild service center

*	Belo Horizonte, Brazil	37,700		1	Components and parts for mining shovels

*	Santiago, Chile	6,800		1	Rebuild service center
*	Antofagasta, Chile	21,000		1	Rebuild service center

	Kolkata, India	3,100		1	Sales office

(1)	Under a month to month lease
(2)	Under a lease expiring in 2011
(3)	Under a lease expiring in 2012
(4)	Under a lease expiring in 2013
(5)	Under a lease expiring in 2014
(6)	Under a lease expiring in 2018
(7)	Under a lease expiring in 2020
(8)	Under a lease expiring in 2021
*	Property includes a warehouse

Joy Mining also operates warehouses in Nashville, Illinois; Brookwood, Alabama; Henderson, Kentucky; Pineville, West Virginia; Green River, Wyoming; Carlsbad, New Mexico; Price, Utah; Lovely, Kentucky; Norton, Virginia; and Witbank, South Africa. All warehouses are owned except for the warehouses in Nashville, Illinois; Henderson, Kentucky; Price, Utah; Lovely, Kentucky; and Tychy, Poland, which are leased.  In addition, Joy Mining has sales offices in Mt. Vernon, Illinois; Eagle Pass, Texas; Abington, Virginia; Secunda, South Africa and Kolata, India. Joy Mining also has a smart services and training facility at Witbank, South Africa.

Index

P&H also operates warehouses in Cleveland, Ohio; Hibbing and Virginia, Minnesota; Charleston, West Virginia; Negaunee, Michigan; Gilbert, Arizona; Hinton, Sparwood, Labrador City, Fort McMurray and Sept. Iles, Canada; Iquique and Calama, Chile; Johannesburg, South Africa; and Puerto Ordaz, Venezuela. The warehouses in Hibbing, Fort McMurray, Johannesburg, and Calama are owned, while the others are leased. In addition, P&H leases sales offices throughout the United States and in principal surface mining locations in other countries, such as Chijuajua, Mexico and Kolkata, India.

Item 3.  Legal Proceedings

We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including over 1,000 asbestos and silica-related cases), employment, and commercial matters.  Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect our results of operations on a quarter-to-quarter basis, based upon our case evaluations and the availability of insurance coverage we believe that the outcome of such legal and other matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

During the Chapter 11 reorganization of our Predecessor Company, in 1999 through the filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code, the Wisconsin Department of Workforce Development (“DWD”) filed claims against Beloit Corporation (“Beloit”), a former majority owned subsidiary, and us in federal bankruptcy court seeking “at least” $10 million in severance benefits and penalties, plus interest, on behalf of former Beloit employees.  DWD’s claim against Beloit included unpaid severance pay allegedly due under a severance policy Beloit established in 1996.  DWD alleges that Beloit violated its alleged contractual obligations under the 1996 policy when it amended the policy in 1999.  The Federal District Court for the District of Delaware removed DWD’s claims from the bankruptcy court and granted summary judgment in our favor on all of DWD’s claims in December 2001.  DWD appealed the decision and the judgment was ultimately vacated in part and remanded.  Following further proceedings, DWD’s only remaining claim against us is that our Predecessor Company tortiously interfered with Beloit’s employees’ severance benefits in connection with Beloit's decision to amend its severance policy.  We concluded a trial on DWD’s remaining claim during the week of March 1, 2010.  On September 21, 2010 the court granted judgment in our favor.  DWD then filed a post-judgment motion asking the court to change its decision.  We await a ruling on DWD’s latest motion.  If the court denies DWD’s motion, we expect that DWD will file an appeal with the United States Court of Appeals for the Third Circuit.  We do not believe these proceedings will have a significant effect on our financial condition, results of operations, or liquidity.

Because DWD's claims were still being litigated as of the effective date of our Plan of Reorganization, the Plan of Reorganization provided that the claim allowance process with respect to DWD's claims would continue as long as necessary to liquidate and determine these claims.

Item 4.  Reserved

Index

Executive Officers of the Registrant

The following table shows certain information for each of our executive officers, including position with the corporation and business experience.  Our executive officers are elected each year at the organizational meeting of our Board of Directors, which follows the annual meeting of shareholders, and at other meetings as needed.

		Current Office and	Years as
Name	Age	Principal Occupation	Officer

Michael W. Sutherlin	64	President and Chief Executive Officer and a director since 2006. Previously, Executive Vice President (“EVP”) of Joy Global Inc. and President and Chief Operating Officer of Joy Mining Machinery from 2003 to 2006.	8

Michael S. Olsen	59	EVP, Chief Financial Officer and Treasurer since December 2008. Senior Vice President of Finance of Joy Mining Machinery from February 2003 to December 2008 and, from July 2006 to December 2008 Vice President and Chief Accounting Officer and until December 2009, Chief Accounting Officer.	4

Dennis R. Winkleman	60	EVP Administration since February 2010; EVP Human Resources from 2000 to February 2010.	10

Edward L. Doheny II	48	EVP of Joy Global Inc., and President and Chief Operating Officer of Joy Mining Machinery since 2006. Prior to joining Joy Global, Mr. Doheny was with Ingersoll-Rand Corporation, where he was President of Industrial Technologies from 2003 to 2005 and President of Shared Services in 2003.	5

Randal W. Baker	47	EVP of Joy Global Inc., and President and Chief Operating Officer of P&H Mining Equipment Inc. since 2009. Prior to joining Joy Global, Mr. Baker was with CNH Global N.V., where he was President and Chief Executive Officer of the agricultural equipment business from 2006 to 2009, Senior Vice President Logistics and Supply Chain from 2005 to 2006, and Vice President North American Marketing from 2004 to 2005.	2

Sean D. Major	46	EVP, General Counsel and Secretary since October 2007. EVP and General Counsel from April 2007 to October 2007. EVP from January 2007 to April 2007. Prior to joining Joy Global, Mr. Major was employed by Johnson Controls, Inc., holding roles of increasing legal responsibility since 1998, most recently as Assistant General Counsel & Assistant Secretary.	4

Eric A. Nielsen	51	EVP – Business Development since May 2010. Prior to joining Joy Global, Mr. Nielsen was President of Terex Corporation’s Material Processing and Mining Group since 2008 and held various management positions with Volvo Construction Equipment, most recently as President and CEO of Volvo Excavators and Volvo Construction Equipment Korea	1

Index

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global SelectMarket under the symbol “JOYG.”  As of December 2, 2010, there were approximately 91,000 shareholders of record.  The following table sets forth the high and low sales prices and dividend payments for our common stock during the periods indicated.

	Price per Share		Dividends
	High	Low	Per Share
Fiscal 2010
Fourth Quarter	$73.94	$53.66	$0.175
Third Quarter	$60.75	$44.25	$0.175
Second Quarter	$65.93	$42.45	$0.175
First Quarter	$61.29	$45.47	$0.175

Fiscal 2009
Fourth Quarter	$59.30	$35.32	$0.175
Third Quarter	$42.25	$26.75	$0.175
Second Quarter	$27.75	$15.38	$0.175
First Quarter	$33.16	$14.30	$0.175

We did not make any purchases of our common stock, par value $1.00 per share, during fiscal 2010.  Under our share repurchase program, management is authorized to repurchase up to $2.0 billion in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011.  The dollar amount of shares that may yet be purchased under the program is $883.4 million.

Index

The following graph sets forth the cumulative total shareholder return, including reinvestment of dividends on a quarterly basis, on common stock during the preceding five years, as compared to the cumulative total returns of the Standard and Poor’s (“S&P”) 500 Composite Stock Index and the Dow Jones United States Commercial Vehicle Truck Index (“DJUSHR”).  The DJUSHR was known as the Dow Jones U.S. Total Market Heavy Machinery Index until December 20, 2004.  This graph assumes $100 was invested on October 31, 2005, in Common Stock, the S&P 500 Composite Stock Index, and the DJUSHR.

	10/29/2005	10/28/2006	10/26/2007	10/31/2008	10/30/2009	10/29/2010

Joy Global Inc.	100	137	190	99	178	254
S&P 500	100	116	133	85	94	109
DJUSHR	100	131	195	95	132	200

Index

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

RESULTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	October 29,	October 30,	October 31,	October 26,	October 28,
In thousands except per share amounts	2010	2009	2008 (1)	2007	2006

Net sales	$3,524,334	$3,598,314	$3,418,934	$2,547,322	$2,401,710
Operating income	697,103	702,312	551,204	473,275	442,397

Income from continuing operations	$461,499	$454,650	$373,137	$279,784	$414,856
Income from discontinued operations	-	-	1,141	-	-
Cumulative effect of change in accounting principle	-	-	-	-	1,565
Net income	$461,499	$454,650	$374,278	$279,784	$416,421

Basic Earnings Per Share
Income from continuing operations	$4.47	$4.44	$3.47	$2.54	$3.41
Income from discontinued operations	-	-	0.01	-	-
Cumulative effect of change in accounting principle	-	-	-	-	0.01
Net income per common share	$4.47	$4.44	$3.48	$2.54	$3.42

Diluted Earnings Per Share
Income from continuing operations	$4.40	$4.41	$3.44	$2.51	$3.37
Income from discontinued operations	-	-	0.01	-	-
Cumulative effect of change in accounting principle	-	-	-	-	0.01
Net income per common share	$4.40	$4.41	$3.45	$2.51	$3.38

Dividends Per Common Share	$0.70	$0.70	$0.625	$0.60	$0.45

Working capital	$1,338,603	$1,023,243	$597,778	$784,256	$627,894
Total Assets	$3,284,041	$3,008,279	$2,644,313	$2,134,903	$1,954,005
Total Long-Term Obligations	$396,668	$542,217	$559,330	$396,497	$98,519

(1) – In February 2008, we acquired N.E.S. Investment Co. and its wholly owned subsidiary, Continental Global Group, Inc. (“Continental”), a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications.

Index

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes.  References made to years are for fiscal year periods.  Dollar amounts are in thousands, except share and per-share data and as indicated.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Joy Global Inc. and its subsidiaries for 2010, 2009, and 2008.  For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview

We have been manufacturing mining equipment for over 125 years. We operate in two business segments: Underground Mining Machinery, comprised of our Joy Mining Machinery business and Surface Mining Equipment, comprised of our P&H Mining Equipment business.  Joy is a leading producer of high productivity underground mining equipment used primarily for the extraction of coal.  P&H is the world’s largest producer of high productivity electric mining shovels and a major producer of walking draglines and large rotary blasthole drills, used primarily for surface mining of copper, coal, iron ore, oil sands, and other minerals.

In addition to selling original equipment, we provide parts, components, repairs, rebuilds, diagnostic analysis, training, and other aftermarket services for our installed base of machines.  In the case of Surface Mining Equipment, we also provide aftermarket services for equipment manufactured by other companies, including manufacturers with which we have ongoing relationships and which we refer to as “Alliance Partners.”  We emphasize our aftermarket products and services as an integral part of lowering our customers’ cost per unit of production and are focused on continuing to grow this part of our business.

Operating Results

Bookings for 2010 were $3.9 billion, an increase of 39% from $2.8 billion, excluding $250.9 million and $63.2 million of order cancellations for original equipment and aftermarket parts and service, respectively, in 2009.  The 2010 bookings included the $108.9 million favorable effect of foreign currency translation.  The increase in bookings consisted of a $708.6 million increase in original equipment and $385.7 million increase in aftermarket parts and service.  The increase in both original equipment and aftermarket orders reflects our customers’ commitment to both brown field and green field projects as the global demand for commodities continues to increase, most significantly in emerging markets.

Net sales for 2010 totaled $3.5 billion, compared with $3.6 billion in 2009, and included a $138.5 million favorable effect of foreign currency translation.  The decrease in net sales was the result of a $201.6 million decrease in original equipment shipments, partially offset by $127.6 million increase in aftermarket parts and service.  In 2009, shipments increased on declining order rates as we reduced backlog while meeting scheduled delivery dates.  Net sales for the underground equipment business decreased by 6.7% in 2010 compared to 2009, while net sales for the surface mining equipment business increased by 4.0%.

Operating income was $697.1 million in 2010, compared to $702.3 million in 2009 and included a $20.9 million favorable effect of foreign currency translation.  The decrease in operating income was primarily the result of decreased sales volumes and increased retiree benefit costs of $36.1 million.  These unfavorable items were partially offset by favorable pricing realization and the mix of products sold, decreased material input costs and elimination of severance and related expenses of $14.4 million recorded in 2009.

Net income was $461.5 million or $4.40 per diluted share in 2010, compared with $454.7 million or $4.41 per diluted share in 2009.

Index

Market Outlook

The commodity end-markets have strong fundamentals and a positive outlook despite slow economic recovery in the industrialized countries and slower growth in the emerging markets, particularly China, which results from efforts to balance economic growth while containing inflation.

After recovering beginning in the second half of 2009 and continuing into 2010, copper demand hit an all-time high in June of 2010 and continues to run well above its prior five year range.  This was not driven by China alone, and in fact, China demand has leveled from 2009 while demand from the rest of the world has increased significantly since the beginning of 2010.  Copper prices have moved steadily up during 2010 in response to both increasing demand and limited capacity to expand mine production in the near term.  The longer term outlook is further impacted by the continued trend of declining ore grades.

The seaborne demand for both thermal and metallurgical coal continues to be driven by China, India, and the other emerging markets.  China continues to import coal at an annualized rate of more than 140.0 million metric tons, up from imports of 104.0 million metric tons last year.  India also continues to import more coal, with its imports expected to triple during the next five years.  In addition to emerging market demand, coal burn has been increasing in Europe and stockpiles there have been drawn down.  Seaborne thermal coal prices have been increasing on the projection that continued demand growth from the emerging markets will keep supply under pressure.

U. S. coal production year to date is flat with last year, but with an improving trend in more recent months.  Based on the recent trend, coal demand is on pace to recover from last year.  In addition, the favorable U.S. dollar exchange rate is increasing export opportunities for both thermal and metallurgical coal.  U.S. coal production has been restricted by safety and permitting issues and is mostly flat while demand continues to improve.  This has resulted in increasing prices across all regions since the first of this year.

Similar to copper, global demand in 2010 for iron ore and metallurgical coal has come mostly from increases in steel production outside of China.  Prices for both metallurgical coal and iron ore have been rising in recent months and should see continued upward pressure as demand growth resumes from the emerging markets.  China has started to relax power rationing in the major steel-making province of Hebei, and this resulted in steel production increases in October.  In addition, India’s imports of metallurgical and thermal coal are expected to rebound after weather related slowing.

Inventories in the industrial sector of the developed countries were substantially reduced during 2009 as companies adjusted to lower demand volumes, and the replenishment of those inventories will add further upside to commodity demand as economic recovery continues.  In addition, China and India have included significant infrastructure programs in their next five year plans.  India plans to spend $350.0 billion over the next three years for infrastructure projects.  A major focus will be on power generation, with capacity additions expected to double by 2012.  China’s plan focuses on the development of the western provinces and on second and third tier cities.  Fixed asset investment is targeted to grow at 20% per year and includes the build out of the electricity grid in the western provinces, which alone could add a million tons to annual copper demand.

Based on this outlook, mining companies are realizing strong demand and prices, with the expectation of significant increases in demand during the next 3 to 5 years.  As a result, they are making major increases in their capital expenditures for mine expansions.  Mining companies have announced capital expenditures that are up 30% to 35% this year, and are approaching the levels of 2008.  In addition, announced capital expenditures for 2011 are expected to rise another 15% to 20%.

Company Outlook

Our outlook is defined by increases in mine production rates as the end use demand for commodities continues to improve and by significant increases in mining company capital budgets as they begin expansion programs to meet higher levels of future demand.  Our order rates for original equipment are correlated with the growth in mining company capital expenditures, and therefore the increase in mining company capital budgets provides a strong outlook for mining equipment.  Mining companies are transitioning their focus from expanding existing mine capacity to adding major new mines, or from brown field to green field projects, as a major part of their increased capital expenditures.  The green field projects are generally larger, and often involve multiple machines, and this is increasing the list of qualified machine prospects that we track.  This list has been increasing during the year, and continued the upward trend in the fourth quarter.  Green field projects have longer lead times, and are unlikely to start reaching equipment decisions until later in 2011.  The transition from brown field to green field projects could constrain order rate growth over the next couple of quarters.

Index

We are increasing our production schedules to keep pace with growing customer demand.  Based on both market fundamentals and the discussions directly with our customers, we are confident that this is the early stage of another multi-year expansion of the mining industry.  Therefore we are also stepping up our own capital spending to ensure we will have the machines that our customers will need in their expansion programs.  More importantly, we want to get this capacity in as early as possible to enable its utilization as industry growth unfolds.

The following represents regions or countries included in our discussion within the Underground Mining Machinery Segment:

Name	Countries/Regions
Eurasia	Europe, Russia and India
Australasia	Australia and Indonesia
Americas	North and South America
China	China
South Africa	South Africa

Results of Operations

2010 Compared with 2009

Sales

The following table sets forth 2010 and 2009 net sales as derived from our Consolidated Statement of Income:

				$	%
In thousands	2010	2009	Change	Change

Net Sales
Underground Mining Machinery	$2,126,788	$2,278,691	$(151,903)		(6.7%)
Surface Mining Equipment	1,518,605	1,460,445	58,160		4.0%
Eliminations	(121,059)	(140,822)	19,763		-
Total	$3,524,334	$3,598,314	$(73,980)		(2.1%)

Underground Mining Machinery net sales for 2010 were $2.1 billion compared to $2.3 billion for 2009, and included a $223.2 million decrease in original equipment sales, partially offset by a $71.3 million increase in aftermarket sales.  Net sales in 2010 increased by $92.9 million due to the effect of foreign currency translation.  Original equipment sales decreased by $182.8 million in the United States and $61.5 million in Australasia, primarily due to decreased longwall equipment shipments in both regions.  Original equipment sales also decreased in South Africa by $112.9 million, primarily due to decreased room and pillar and longwall mining equipment shipments.  These decreases were partially offset by a $115.8 million increase in original equipment sales, primarily of longwall equipment, in China.  Aftermarket sales were up in all regions, but most significantly in South Africa, primarily due to complete machine rebuilds.

Index

Surface Mining Equipment net sales for 2010 were $1.52 billion compared to $1.46 billion for 2009, and included a $63.9 million increase in aftermarket sales, partially offset by a $5.7 million decrease in original equipment sales.  Net sales in 2010 increased by $45.6 million due to the effect of foreign currency translation.  The decrease in original equipment was primarily due to decreased electric mining shovel and drill sales and decreased crushing and conveying equipment sales, which were partially offset by increased alliance sales.  The increase in aftermarket sales was primarily related to increased repair and rebuilds in all regions, with the exception of emerging markets.

Operating Income

The following table sets forth 2010 and 2009 operating income as derived from our Consolidated Statement of Income:

	2010		2009
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Operating income (loss):
Underground Mining Machinery	$433,902	20.4%	$461,019	20.2%
Surface Mining Equipment	336,236	22.1%	322,170	22.1%
Corporate Expense	(43,126)	-	(41,759)	-
Eliminations	(29,909)	-	(39,118)	-
Total	$697,103	19.8%	$702,312	19.5%

Operating income for Underground Mining Machinery was $433.9 million in 2010, compared to operating income of $461.0 million in 2009.  Operating income was favorably impacted in 2010 by $18.5 million due to the effect of foreign currency translation.  Operating income was unfavorably impacted by $46.7 million associated with lower sales volumes, $22.1 million of increased retiree benefit expense, $9.0 million of warranty and performance penalties and $5.8 million of product expense, primarily made up of research & development costs.  Partially offsetting these decreases in operating income were higher margins related to price realization and the mix of products sold, favorable material input costs, and the benefit of prior year cost reduction programs.  Operating income in 2009 was reduced by $9.0 million for severance and related expenses not repeated in 2010.

Operating income for Surface Mining Equipment was $336.2 million in 2010, compared to operating income of $322.2 million in 2009.  Operating income was favorably impacted in 2010 by $2.5 million due to the effect of foreign currency translation.  Operating income was favorably impacted by higher sales volumes, favorable material input costs of $7.1 million, and the benefit of prior year cost reduction programs.  These increases were partially offset by $11.4 million of increased retiree benefit expense.  In addition, cancellation income of $8.5 million was recorded in 2009 and not repeated in 2010.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense was $480.6 million, or 14% of sales, in 2010, compared to $454.5 million, or 13% of sales, in 2009.  These expenses were unfavorably impacted by $17.8 million due to the effect of the foreign currency translation.  Product development, selling and administrative expense increased in 2010 due to $22.4 million of increased retiree benefit costs and $7.2 million of increased performance based compensation, partially offset by the benefit of cost saving initiatives implemented in 2009.  Administrative expense also included increased severance and related expenses of $14.4 million in 2009 that was not repeated in 2010.

Net Interest Expense

Net interest expense was $16.8 million in 2010, compared to $24.7 million in 2009.  Net interest expense decreased primarily due to interest earned on increased cash and cash equivalents.

Index

Provision for Income Taxes

Income tax expense was $217.5 million in 2010, with an effective tax rate of 32.0%, compared to income tax expense of $228.0 million in 2009, with an effective tax rate of 33.4%.  The main drivers of the variance in tax rates when compared to the statutory rate of 35.0% were the geographic mix of earnings and the utilization of tax credits and tax holidays offset by increased state income taxes and establishment of valuation reserves.

A net discrete tax benefit of $3.4 million was recorded in 2010, compared to net discrete tax expense of $8.2 million in 2009.  A review of uncertain income tax positions was performed throughout 2010 and 2009 and a net benefit of $4.4 million and $1.8 million, respectively, was recorded.

2009 Compared with 2008

Sales

The following table sets forth 2009 and 2008 net sales as derived from our Consolidated Statement of Income:

				$	%
In thousands	2009	2008	Change	Change

Net Sales
Underground Mining Machinery	$2,278,691	$2,001,166	$277,525		13.9%
Surface Mining Equipment	1,460,445	1,540,987	(80,542)		(5.2%)
Eliminations	(140,822)	(123,219)	(17,603)		-
Total	$3,598,314	$3,418,934	$179,380		5.2%

Underground Mining Machinery net sales for 2009 were $2.3 billion compared to $2.0 billion for 2008, which included a $255.3 million increase in original equipment sales and a $22.2 million increase in aftermarket sales. 2009 net sales decreased by $125.1 million due to the effect of foreign currency translation.  Original equipment sales in the Americas increased by $194.6 million primarily as a result of increased sales of room and pillar application equipment and roof supports used in longwall system applications.  Original equipment sales also increased in South Africa by $111.0 million due to increased demand for equipment used in both room and pillar and longwall applications and by $66.6 million associated with increased crushing and conveying equipment sales primarily due to the Continental acquisition made on February 14, 2008.  Therefore 2008 only included eight and one-half months of the Continental net sales.  Original equipment sales decreased by $74.9 million in Eurasia primarily due to decreased roof support sales, while original equipment sales in China decreased by $43.8 million primarily due to lower continuous miner and armored face conveyor sales.  Aftermarket sales were flat or slightly down in all markets with the exception of the United States.

Surface Mining Equipment net sales for 2009 were $1.5 billion which included a $43.9 million decrease in original equipment sales and a $36.7 million decrease in aftermarket sales.  2009 net sales decreased by $36.2 million due to the effect of foreign currency translation.  Original equipment sales, primarily consisting of electric mining shovel sales, decreased in China and Canada, partially offset by increased sales in the United States and Australia.  Reduced production activity by our customers translated into lower aftermarket products and service revenues with decreased sales of $63.4 million in the United States, partially offset by increased sales of $25.4 million and $22.7 million in Chile and Canada, respectively.

Index

Operating Income

The following table sets forth 2009 and 2008 operating income as derived from our Consolidated Statement of Income:

	2009		2008
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Operating income (loss):
Underground Mining Machinery	$461,019	20.2%	$364,747	18.2%
Surface Mining Equipment	322,170	22.1%	250,093	16.2%
Corporate Expense	(41,759)	-	(34,897)	-
Eliminations	(39,118)	-	(28,739)	-
Total	$702,312	19.5%	$551,204	16.1%

Operating income for Underground Mining Machinery was $461.0 million in 2009, compared to $364.7 million in 2008.  Operating income was unfavorably impacted in 2009 by $26.7 million due to the effect of foreign currency translation.  Operating income was favorably impacted in 2009 by $72.0 million of increased sales and improved price realization, $13.5 million of decreased purchase accounting related to the conveying business, lower material costs, spending control measures and the benefits associated with operating excellence initiatives, and inclusion of the conveyor business for all of 2009 as compared to eight and a half months in fiscal 2008.  These increases were partially offset by the cost incurred in connection with various cost reduction actions and the effect of a higher mix of original equipment.

Operating income for Surface Mining Equipment was $322.2 million in 2009, compared to $250.1 million in 2008.  The increase in operating income was primarily due to favorable price realization, reduced material costs, spending control measures, and $8.5 million of cancellation income.  In addition, 2008 operating income was unfavorably impacted by a $22.7 million charge for the cancellation of a maintenance and repair contract in Australia and a $5.5 million charge for retiree benefit costs associated with the execution of the Steelworkers agreement in Milwaukee.

Corporate expense increased by $6.9 million primarily due to increased professional service fees, recruiting and relocation fees associated with the filling of senior management positions, and an increase in equity incentive based performance compensation.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense was $454.5 million, or 13% of sales, in 2009, as compared to $441.5 million, or 13% of sales, in 2008.  The increase in product development, selling and administrative expense was primarily due to $14.4 million of severance and other related expense associated with various cost reduction initiatives implemented during 2009.  The increase in corporate expense outlined previously and general inflationary increases were offset by the favorable impact of $23.7 million due to foreign currency translation and the spending controls put in place.

Provision for Income Taxes

Income tax expense for 2009 was $228.0 million, compared to income tax expense of $154.0 million in 2008.  The effective income tax rates from continuing operations were 33.4% and 29.2%, for 2009 and 2008, respectively.  The main drivers of the variance in tax rates when compared to the statutory rate of 35% were the geographic mix of earnings with the corresponding net favorable differences in foreign statutory tax rates and the utilization of tax credits and tax holidays offset by increased state income taxes and tax account corrections.

Index

A net discrete tax expense of $8.2 million was recorded in 2009, as compared to a net discrete tax benefit of $10.4 million in 2008.  A review of uncertain income tax positions was performed throughout 2009 and 2008 as part of the overall income tax provision and a net benefit of $1.8 million and $3.5 million, respectively, was recorded on a global basis.

Reorganization Items

Reorganization items include income, expenses, and losses that were realized or incurred by the Predecessor Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code.

Net reorganization items for 2010, 2009, and 2008 consisted of the following:

In thousands	2010	2009	2008

Beloit U.K. claim settlement	$-	$-	$(2,055)
Beloit U.K. receivership settlement	-	5,665	-
Professional fees directly related to the reorganization and other	(1,310)	(605)	(364)
Net reorganization (expense) income	$(1,310)	$5,060	$(2,419)

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

Revenue Recognition

We recognize revenue on aftermarket products and services when the following criteria are satisfied: persuasive evidence of an arrangement exists, product delivery and title transfer has occurred or the services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.  We recognize revenue on long-term contracts, such as for the manufacture of mining shovels, drills, draglines, roof support systems and conveyor systems, using the percentage-of-completion method.  We generally recognize revenue using the percentage-of-completion method for original equipment.  When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.  Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values.  Estimated losses are recognized in full when identified.  Approximately 87% of our sales in 2010 were recorded at the time of shipment of the product or delivery of the service, with the remaining 13% of sales recorded using percentage of completion accounting.

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

Index

We have certain customer agreements that are multiple element arrangements as defined by the Accounting Standards Codification (“ASC”) No. 605-25 “Multiple-Element Arrangements”. The agreements are assessed for multiple elements based on the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered item, and the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.  Revenue is then allocated to each identified unit of accounting based on our estimate of their relative fair values.

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

Inventories

Inventories are carried at the lower of cost or net realizable value using the first-in, first-out method for all inventories.  We evaluate the need to record valuation adjustments for inventory on a regular basis.  Our policy is to evaluate all inventories including raw material, work-in-process, finished goods, and spare parts.  Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value.  Inherent in the estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses, and ultimate realization of potentially excess inventory.

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

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination.  Goodwill is assigned to specific reporting units, which we have identified as our operating segments, and tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  Goodwill is tested for impairment using the two-step approach, in accordance with ASC No. 350, “Intangibles – Goodwill and Other.”  The determination of an impairment requires the valuation of the respective reporting unit, which we estimate using the discounted cash flow model and market approach.

The discounted cash flow model involves many assumptions, including operating results forecasts and discount rates.  Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected cost saving initiatives and projected long-term growth rates in the determination of terminal values.  We performed our goodwill impairment testing in the fourth quarter of 2010 and no impairment was identified.  A one percentage point increase in the discount rate used to determine the fair value of the reporting units would not cause the carrying value of the respective reporting unit to exceed its fair value.

Index

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

Rate of compensation increase: The rate of compensation increase reflects our long-term actual experience and its outlook, including consideration of expected rates of inflation.

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

Future changes affecting the above assumptions will change the related pension benefit or expense.  As such, a 0.25% change in the discount rate and rate of return on net assets would have the following effects on projected benefit obligation and pension expense, respectively, as of and for the fiscal year ended October 29, 2010:

	0.25% Increase		0.25% Decrease
		Expected		Expected
	Discount	long-term	Discount	long-term
In thousands	rate	rate of return	rate	rate of return

U.S Pension Plans:
Net pension expense	$(2,545)	$(1,628)	$2,573	$1,628
Projected benefit obligation	$(29,442)	$-	$30,321	$-

Non U.S. Pension Plans:
Net pension expense	$(1,634)	$(1,124)	$1,652	$1,124
Projected benefit obligation	$(17,948)	$-	$18,556	$-

Other Postretirement Benefit Plans:
Net pension expense	$(26)	$(7)	$30	$7
Projected benefit obligation	$(515)	$-	$525	$-

Index

Income Taxes

Deferred taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using statutory tax rates.  Deferred income tax provisions are based on changes in the deferred tax assets and liabilities from period to period.  Additionally, we analyze our ability to recognize the net deferred tax assets created in each jurisdiction in which we operate to determine if valuation allowances are necessary based on the “more likely than not” criteria.

As required under the application of fresh start accounting, the release of pre-emergence tax valuation reserves was not recorded in the income statement but instead was treated first as a reduction of excess reorganization value until exhausted, then intangibles until exhausted, and thereafter reported as additional paid in capital.  Consequently, a net tax charge will be incurred in future years when these tax assets are utilized.  We will continue to monitor the appropriateness of the existing valuation allowances and determine annually the amount of valuation allowances that are required to be maintained.  As of October 29, 2010, there were $68.8 million of valuation allowances against pre-emergence net operating loss carryforwards.  All future reversals of pre-emergence valuation allowances will be recorded to additional paid in capital.

Liquidity and Capital Resources

The following table summarizes the major elements of our working capital as of:

In millions	October 29, 2010	October 30, 2009
Accounts receivable	$674,135	$580,629
Inventories	764,945	769,783
Accounts payable	(291,742)	(206,770)
Advance payments	(376,300)	(321,629)
Trade Working Capital	$771,038	$822,013
Other current assets	107,266	127,930
Short-term notes payable	(1,550)	(19,791)
Employee compensation and benefits	(128,132)	(116,149)
Accrued warranties	(62,351)	(58,947)
Other current liabilities	(163,249)	(203,498)
Working Capital Excluding Cash and Cash Equivalents	$523,022	$551,558
Cash and Cash Equivalents	815,581	471,685
Working Capital	$1,338,603	$1,023,243

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

Cash provided by operations for 2010 was $583.5 million as compared to $452.0 million provided by operations for 2009.  Cash provided by operations was unfavorably impacted by increased contributions to retiree benefit plans of $86.6 million and an increase in accounts receivable primarily due to increased sales in the fourth quarter of 2010.  Cash provided by operations was favorably impacted by increased customer advance payments due to original equipment bookings in excess of shipments, and increased accounts payable due to process improvements.

Index

Cash used by investment activities for 2010 was $74.9 million as compared to $104.0 million used by investment activities for 2009.  The decrease in cash used by investment activities for 2010 was driven by decreased capital expenditures of $20.6 million due to the delay in restarting capital projects which were put on hold during 2009 and the prior year acquisition of Wuxi Shengda Machinery Co., Ltd., a Chinese manufacturer of longwall shearing machines.

Cash used by financing activities for 2010 was $185.1 million as compared to $107.6 million used by financing activities for 2009.  The increase in cash used by financing activities for 2010 was driven by the $144.4 million repayment of the term loan in conjunction with execution of the new revolving credit facility, partially offset by the prior year repurchase of outstanding stock of $13.7 million.

We expect 2011 capital spending to be approximately $150.0 million.  Capital projects will be focused on expanding service center capabilities globally and the increase of our manufacturing capabilities in the emerging markets.

In addition to capital expenditures for the repair, replacement, and upgrading of existing facilities, we have commitment and letter of credit fees under our revolving credit facility and biannual interest payments due to holders of our Senior Notes issued in November 2006.  We also have a net unfunded pension and other post-retirement liability of $461.1 million as of October 29, 2010.  In order to address these liquidity needs we have:

∙	$815.6 million of cash and cash equivalents at October 29, 2010, of which $358.8 million is held outside of the United States
∙	$318.1 million available under our unsecured revolving credit facility
∙	$1.8 billion of backlog at October 29, 2010, of which 85% - 90% is expected to be recognized as revenue in 2011
∙	Access to credit markets

 We believe that cash generated from operations, together with cash and cash equivalents and borrowings available under our credit facility, provide us with adequate liquidity to meet our operating requirements, including pension contributions, debt service requirements and planned capital expenditures.

Credit Facilities

On October 27, 2010 we entered into a $500.0 million unsecured revolving credit facility (“Credit Agreement”) set to expire on November 3, 2014.  We recorded a pre-tax charge of $0.3 million related to deferred financing costs associated with the termination of our $400.0 million unsecured revolving credit facility that was set to expire on November 10, 2011.  Under the terms of the new agreement we pay a commitment fee ranging from 0.25% to 0.5% on the unused portion of the revolving credit facility based on our credit rating.  Outstanding borrowings bear interest equal to the London Interbank Offered Rate (“LIBOR”) (defined as applicable LIBOR rate for the equivalent interest period plus 1.75% to 2.75%) or the Base Rate (defined as the highest of the Prime Rate, Federal Funds Effective Rate plus 0.5%, or Eurodollar Rate plus 1.0% ) at our option.  The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios.  The Credit Agreement also restricts payment of dividends or other return of capital when the consolidated leverage ratio exceeds a stated level.

On October 22, 2010, we repaid the $131.3 million remaining balance of the $175.0 million term loan which was used to fund our acquisition of Continental.  We recorded a pre-tax charge of $0.4 million related to the deferred financing cost on the term loan that was initially due October 31, 2011.

At October 29, 2010, there were no direct borrowings under the Credit Agreement.  Outstanding letters of credit issued under the Credit Agreement, which count toward the $500.0 million credit limit, totaled $181.9 million.  At October 29, 2010, there was $318.1 million available for borrowings under the Credit Agreement.

In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (“Notes”) with interest on the Notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2007.  The Notes are guaranteed by each of our current and future significant domestic subsidiaries.  The Notes were issued in a private placement under an exemption from registration provided by the Securities Act of 1933 (“Securities Act”), as amended.  In the second quarter of 2007, the Notes were exchanged for similar notes registered under the Securities Act.  At our option, we may redeem some or all of the Notes at a redemption price of the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes.

Index

Advance Payments and Progress Billings

As part of the negotiation process associated with original equipment orders, there are generally advance payments obtained from our customers to support the procurement of inventory and other resources.  As of October 29, 2010, advance payments and progress billings were $376.3 million.  As orders are shipped or costs incurred, the advanced payments and progress billings are reclassified to revenue on the consolidated income statement.

Retiree Benefits

We sponsor pension plans in both the U.S. and other countries.  The significance of the funding requirements of these plans are largely dependent on the actual value of the plan assets, the investment returns on the plan assets, actuarial assumptions, including discount rates, and the impact of the Pension Protection Act of 2006.  During 2010, we contributed $117.4 million to our world wide retiree benefit plans compared to $30.8 million during 2009. We expect to make contributions of between $135.0 million to $145.0 million to our U.S. plans and non-U.S. plans in 2011.

Stock Repurchase Program

Under our share repurchase program, management is authorized to repurchase up to $2.0 billion in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011.  During 2010 we did not repurchase any shares, but in 2009 and 2008, we repurchased approximately $13.7 million of common stock representing 608,720 shares and $307.7 million of common stock representing 6,040,727 shares, respectively.  In the future we will continue to include share repurchases as a discretionary use of cash in combination with our dividend policy and acquisition strategy.

Off-Balance Sheet Arrangements

We lease various assets under operating leases.  The aggregate payments under operating leases as of October 29, 2010 are disclosed in the table of Disclosures about Contractual Obligations and Commercial Commitments below.  No significant changes to lease commitments have occurred during 2010.  We have no other off-balance sheet arrangements.

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of October 29, 2010:

		Less Than	1 - 3	3 - 5	More than
In thousands	Total	1 Year	Years	Years	5 Years
Long Term Debt*	$760,844	$24,938	$49,875	$49,875	$636,156

Capital Lease Obligations	655	402	253	-	-

Purchase Obligations	27,758	20,981	6,777	-	-

Operating Leases	70,590	20,114	26,805	14,013	9,658

Other Long Term Obligations**	104,484	74,963	7,382	6,920	15,219

	$964,331	$141,398	$91,092	$70,808	$661,033

*	Includes interest
**
Includes minimum required contributions to our pension and other postretirement benefit plans for 2011 and required contributions for our unfunded other postretirement benefit plans for 2012 and beyond.

Index

New Accounting Pronouncements

Our new accounting pronouncements are set forth under Item - 15 Exhibits and Financial Statements Schedules of this annual report and are incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Volatility in commodity price risk and foreign exchange rates can impact our earnings, equity, and cash flow.  From time to time we undertake transactions to hedge this impact.  A hedge instrument is considered effective if it offsets partially or completely the impact on earnings, equity, and cash flow due to fluctuations in interest, commodity, and foreign exchange rates.  In accordance with our policy, we do not execute derivatives that are speculative or that increase our risk from commodity price or foreign exchange rate fluctuations.

Commodity Price Risk

We purchase certain raw materials, including steel and copper, that are subject to price volatility caused by systematic risks.  Although future movements in raw material prices are unpredictable, we manage this risk through periodic purchases of raw materials and passing some or all price increases to our customers.  At October 29, 2010, we were not a party to any commodity forward contracts.

Foreign Currency Risk

Our significant foreign subsidiaries use local currencies as their functional currency.  For consolidation purposes, assets and liabilities are translated at month-end exchange rates.  Items of income and expense are translated at average exchange rates.  Translation gains and losses are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity.  Gains (losses) arising from foreign currency transactions are included in determining net income (loss).  During 2010, we realized a gain of $5.7 million arising from foreign currency transactions.  Foreign exchange derivatives at October 29, 2010 were in the form of forward exchange contracts executed over the counter.  There is a concentration of these contracts held with Bank of America, N.A., which maintains an investment grade rating.

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

The fair value of our forward exchange contracts at October 29, 2010 is analyzed in the following table of dollar equivalent terms:

	Fair Value
In thousands	Buy	Sell

Australian Dollar	$894	$(102)
Brazilian Real	(488)	(28)
British Pound Sterling	609	(49)
Canadian Dollar	2	-
Chilean Peso	264	(572)
Chinese Renminbi	14	-
Euro	189	(38)
South African Rand	517	(34)
U.S. Dollar	(1,905)	7,158

Total	$96	$6,335

Index

The following tables present our forward exchange contract balances with an aggregate notional amount greater than $10.0 million.

Expected Maturity or Transaction Date (In thousands)

	10/29/2010	1/29/2011	4/30/2011	7/30/2011	There-		Fair
	1/28/2011	4/29/2011	7/29/2011	10/28/2011	after	Total	Value
3rd Party Payable

Receive EUR Pay USD
Contract Amount	$(2,706)	$(7,414)	$0	$0	$0	$(10,120)	$124
Average Rate	1.3459	1.3758	0.0000	0.0000	0.0000	1.3678

Receive CNY pay USD
Contract Amount	$(10,098)	$0	$0	$0	$0	$(10,098)	$14
Average Rate	6.6630	0.0000	0.0000	0.0000	0.0000	6.6630

Receive CLP Pay USD
Contract Amount	$(16,000)	$0	$0	$0	$0	$(16,000)	$264
Average Rate	501.4000	0.0000	0.0000	0.0000	0.0000	501.4000

3rd Party Receivable

Receive USD Pay AUD
Contract Amount	$(17,441)	$(7,500)	$0	$0	$0	$(24,941)	$2,937
Average Rate	0.8864	0.8321	0.0000	0.0000	0.0000	0.8701

Receive USD Pay GBP
Contract Amount	$(79,118)	$(15,610)	$(4,837)	$(27,819)	$0	$(127,384)	$4,130
Average Rate	1.5400	1.5749	1.5599	1.5266	0.0000	1.5421

Pay CLP Receive USD
Contract Amount	$33,198	$0	$0	$0	$0	$33,198	$(572)
Average Rate	499.3200	0.0000	0.0000	0.0000	0.0000	499.3200

Intercompany Payable

Receive AUD Pay USD
Contract Amount	$(9,667)	$(409)	$0	$0	$0	$(10,076)	$663
Average Rate	0.9596	0.8653	0.0000	0.0000	0.0000	0.9558

Receive BRL Pay USD
Contract Amount	$0	$0	$0	$(18,345)	$0	$(18,345)	$(488)
Average Rate	0.0000	0.0000	0.0000	1.7905	0.0000	1.7905

Receive GBP Pay USD
Contract Amount	$(24,752)	$(38,316)	$(2,768)	$0	$0	$(65,836)	$607
Average Rate	1.6284	1.5526	1.5083	0.0000	0.0000	1.5792

Pay USD Receive AUD
Contract Amount	$13,065	$0	$0	$0	$0	$13,065	$(1,161)
Average Rate	0.8934	0.0000	0.0000	0.0000	0.0000	0.8934

Index

Item 8.  Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included with Item 15 of this Form 10-K beginning on page F-1.

Unaudited Quarterly Financial Data

The following table sets forth certain unaudited quarterly financial data for our fiscal years ended October 29, 2010, and October 30, 2009.

	2010 Fiscal Quarter Ended
(In thousands except per share amounts)	January 29	April 30	July 30	October 29

Net sales	$729,220	$896,224	$850,002	$1,048,888
Gross profit	226,782	305,452	289,785	351,607
Operating income	117,560	180,540	172,426	226,577
Net income	76,217	120,441	118,503	146,338
Basic Earnings Per Share:
Net income	$0.74	$1.17	$1.15	$1.41
Diluted Earnings Per Share:
Net income	$0.73	$1.15	$1.13	$1.39
Dividends Per Share	$0.175	$0.175	$0.175	$0.175

	2009 Fiscal Quarter Ended
(In thousands except per share amounts)	January 30	May 1	July 31	October 30

Net sales	$754,896	$923,500	$956,390	$963,528
Gross profit	241,105	295,293	304,421	311,981
Operating income	135,240	188,065	194,905	184,102
Net income	85,740	120,541	124,344	124,025
Basic Earnings Per Share:
Net income	$0.84	$1.187	$1.21	$1.21
Diluted Earnings Per Share:
Net income	$0.83	$1.17	$1.21	$1.20
Dividends Per Share	$0.175	$0.175	$0.175	$0.175

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 29, 2010.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Index

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

Item 9B.  Other Information

None

Index

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We incorporate by reference herein the sections entitled “ELECTION OF DIRECTORS,” “CORPORATE GOVERNANCE,” “BOARD OF DIRECTORS; AUDIT COMMITTEE FINANCIAL EXPERT” and “OTHER INFORMATION--Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be mailed to stockholders in connection with our 2011 annual meeting.

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

Item 11.  Executive Compensation

We incorporate by reference herein the section entitled “EXECUTIVE COMPENSATION” in our Proxy Statement to be mailed to stockholders in connection with our 2011 annual meeting.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference herein the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in our Proxy Statement to be mailed to stockholders in connection with our 2011 annual meeting.

Item 13.  Certain Relationships, Related Transactions and Director Independence

We incorporate by reference herein the section entitled “EXECUTIVE COMPENSATION – Related Party Transactions” and “CORPORATE GOVERNANCE” in our Proxy Statement to be mailed to stockholders in connection with our 2011 annual meeting.

Item 14.  Principal Accounting Fees and Services

We incorporate by reference herein the section entitled “AUDITORS, AUDIT FEES AND AUDITOR INDEPENDENCE” in our Proxy Statement to be mailed to stockholders in connection with our 2011 annual meeting.

Index

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

Index

Exhibits

Number	Exhibit

3.1
Amended and Restated Certificate of Incorporation of Joy Global Inc. (incorporated by reference to Exhibit 3.1 to current report of Joy Global Inc. on Form 8-K dated July 12, 2001, File No. 001-09299).

3.2
Amended and Restated Bylaws of Joy Global Inc. as amended on December 18, 2006 (incorporated by reference to Exhibit 3.2 to Annual Report of Joy Global Inc. on Form 10-K for the year ended October 28, 2006, File No. 001-09299).

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

10.1
Form of change of control Employment Agreement entered into between Joy Global Inc. and each of its executive officers (incorporated by reference to Exhibit 10(t) to Annual Report of Joy Global Inc. on Form 10-K for the year ended November 1, 2003, File No. 001-09299).*

10.2	Form of Indemnification Agreement entered into between Joy Global Inc. and each of its executive officers and non-employee directors.*
10.3	Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to report of Joy Global Inc. on Form 10-Q for the quarter ended April 27, 2007, File No. 001-09299).*
10.4
            Form of Nonqualified Stock Option Agreement, dated December 8, 2008, between the registrant and each of its executive officers in connection with the nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to report of Joy Global Inc. on Form 10-Q for the quarter ended January 30, 2009, File No. 001-09299).*

10.5
            Form of Performance Share Agreement, dated December 8, 2008, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to report of Joy Global Inc. on Form 10-Q for the quarter ended January 30, 2009, File No. 001-09299).*

10.6
            Form of Restricted Stock Unit Award Agreement, dated December 8, 2008, between the registrant and each of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to report of Joy Global Inc. on Form 10-Q for the quarter ended January 30, 2009, File No. 001-09299).*

10.7
            Form of IRC Section 409A Amendments to Performance Share Agreements, dated December 23, 2008 (incorporated by reference to Exhibit 10.4 to report of Joy Global Inc. on Form 10-Q for the quarter ended January 30, 2009, File No. 001-09299).*

10.8
            Form of IRC Section 409A Amendments to Restricted Stock Unit Award Agreements, dated December 23, 2008 (incorporated by reference to Exhibit 10.5 to report of Joy Global Inc. on Form 10-Q for the quarter ended January 30, 2009, File No. 001-09299).*

10.9
            Form of Nonqualified Stock Option Agreement, dated December 7, 2009, between the registrant and each of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to report of Joy Global Inc. on Form 10-Q for the quarter ended April 30, 2010, File No. 001-09299).*

Index

10.10
Form of Performance Share Agreement, dated December 7, 2009, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to report of Joy Global Inc. on Form 10-Q for the quarter ended April 30, 2010, File No. 001-09299).*

10.11
Form of Restricted Stock Unit Award Agreement, dated December 7, 2009, between the registrant and each of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to report of Joy Global Inc. on Form 10-Q for the quarter ended April 30, 2010, File No. 001-09299).*

10.12
Form of Restricted Stock Unit Award Agreement, dated February 24, 2009, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to report of Joy Global Inc. on Form 10-Q for the quarter ended May 1, 2009, File No. 001-09299).*

10.13
Form of Restricted Stock Unit Award Agreement, dated March 9, 2010, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to report of Joy Global Inc. on Form 10-Q for the quarter ended April 30, 2010, File No. 001-09299).*

10.14
Letter Agreement with Randal W. Baker, dated November 19, 2009, regarding the terms of his employment as Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of P&H Mining Equipment (incorporated by reference to Exhibit 10.16 to report of Joy Global Inc. on Form 10-K for the year ended October 30, 2009, File No. 001-09299).*

10.15
Termination and Release Agreement between the Company and Mark E. Readinger, dated March 5, 2009 (incorporated by reference to Exhibit 10.2 to report of Joy Global Inc. on Form 10-Q for the quarter ended May 1, 2009, File No. 001-09299).*

10.16
Credit Agreement, dated as of October 27, 2010, among Joy Global Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer and JPMorgan Chase Bank, N.A., as Syndication Agent and an L/C Issuer (incorporated by reference to Exhibit 10.1 to current report of Joy Global Inc. on Form 8-K dated November 1, 2010, File No. 001-09299).

21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
24	Power of Attorney (included on signature page).
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*      Indicates a management contract or compensatory plan or arrangement.
**      Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Index

This Page
Intentionally
Left Blank

Index

Joy Global Inc.
Form 10-K Item 8 and Items 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements
And Financial Statement Schedule

The following Consolidated Financial Statements of Joy Global Inc. and the related Reports of Independent Registered Public Accounting Firm are included in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules:

Page in This
Item 15(a) (1):	Form 10-K

Reports of Independent Registered Public Accounting Firm	F-2, F-3

Management's Report on Internal Control Over Financial Reporting	F-4

Consolidated Statement of Income for the fiscal years ended October 29,2010, October 30, 2009 and October 31, 2008	F-5

Consolidated Balance Sheet at October 29, 2010 and October 30, 2009	F-6, F-7

Consolidated Statement of Cash Flows for the fiscal years ended October 29,2010, October 30, 2009 and October 31, 2008	F-8

Consolidated Statement of Shareholders' Equity for the fiscal years ended October 29, 2010, October 30, 2009 and October 31, 2008	F-9

Notes to Consolidated Financial Statements	F-10

The following Consolidated Financial Statement schedule of Joy Global Inc. is included in Item 15(a)(2):

Schedule II. Valuation and Qualifying Accounts	F-49

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Joy Global Inc.

We have audited the accompanying consolidated balance sheets of Joy Global Inc. as of October 29, 2010 and October 30, 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 29, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joy Global Inc. at October 29, 2010 and October 30, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 29, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Joy Global Inc.’s internal control over financial reporting as of October 29, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
December 20, 2010

Index

Report of Independent Registered Public Accounting Firm on Internal
Control Over Financial Reporting

The Board of Directors and Shareholders
Joy Global Inc.

We have audited Joy Global Inc.’s internal control over financial reporting as of October 29, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Joy Global Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Joy Global Inc. maintained, in all material respects, effective internal control over financial reporting as of October 29, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Joy Global Inc. and our report dated December 20, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
December 20, 2010

Index

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

 Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of October 29, 2010.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Index

Joy Global Inc.
Consolidated Statement of Income
(In thousands, except share data)

	Fiscal Years Ended
	October 29,	October 30,	October 31,
	2010	2009	2008

Net sales	$3,524,334	$3,598,314	$3,418,934

Cost of sales	2,350,708	2,445,514	2,428,929
Product development, selling and administrative expenses	480,636	454,522	441,527
Other income	(4,113)	(4,034)	(2,726)
Operating income	697,103	702,312	551,204

Interest income	13,195	7,485	12,539
Interest expense	(29,964)	(32,217)	(34,237)
Reorganization items	(1,310)	5,060	(2,419)

Income from continuing operations before income taxes	679,024	682,640	527,087

Provision for income taxes	217,525	227,990	153,950

Income from continuing operations	461,499	454,650	373,137

Income from discontinued operations, net of income taxes	-	-	1,141

Net income	$461,499	$454,650	$374,278

Basic earnings per share:
Income from continuing operations	$4.47	$4.44	$3.47
Income from discontinued operations	-	-	0.01
Net income	$4.47	$4.44	$3.48

Diluted earnings per share:
Income from continuing operations	$4.40	$4.41	$3.44
Income from discontinued operations	-	-	0.01
Net income	$4.40	$4.41	$3.45

Dividends per share	$0.70	$0.70	$0.625
Weighted average shares outstanding:
Basic	103,196	102,450	107,472
Diluted	104,905	103,104	108,425

See Notes to Consolidated Financial Statements

Index

Joy Global Inc.
Consolidated Balance Sheet
(In thousands, except share data)

	October 29,	October 30,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$815,581	$471,685
Accounts receivable, net	674,135	580,629
Inventories	764,945	769,783
Other current assets	107,266	127,930
Total Current Assets	2,361,927	1,950,027

Property, Plant and Equipment:
Land and improvements	23,478	24,971
Buildings	141,671	119,654
Machinery and equipment	521,366	455,894
	686,515	600,519
Accumulated depreciation	(308,491)	(253,461)
Total Property, Plant and Equipment	378,024	347,058

Other Assets:
Other intangible assets, net	178,831	187,037
Goodwill	125,686	127,732
Deferred income taxes	162,682	334,589
Other non-current assets	76,891	61,836
Total Other Assets	544,090	711,194

Total Assets	$3,284,041	$3,008,279

See Notes to Consolidated Financial Statements

Index

Joy Global Inc.
Consolidated Balance Sheet
(In thousands, except share data)

	October 29,	October 30,
	2010	2009
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Short-term notes payable, including current portion of long-term obligations	$1,550	$19,791
Trade accounts payable	291,742	206,770
Employee compensation and benefits	128,132	116,149
Advance payments and progress billings	376,300	321,629
Accrued warranties	62,351	58,947
Other accrued liabilities	163,249	203,498
Total Current Liabilities	1,023,324	926,784

Long-term Obligations	396,326	523,890

Other Non-current Liabilities:
Liabilities for postretirement benefits	26,536	27,817
Accrued pension costs	428,348	576,140
Other	54,113	139,909
Total Other Non-current Liabilities	508,997	743,866

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock, $1 par value (authorized 150,000,000 shares; 127,402,894 and 126,285,641 shares issued at October 29,2010 and October 30, 2009, respectively)	127,403	126,286
Capital in excess of par value	1,002,169	943,046
Retained earnings	1,722,087	1,333,254
Treasury stock (23,873,159 shares)	(1,116,623)	(1,116,623)
Accumulated other comprehensive loss	(379,642)	(472,224)
Total Shareholders' Equity	1,355,394	813,739

Total Liabilities and Shareholders' Equity	$3,284,041	$3,008,279

See Notes to Consolidated Financial Statements

Index

Joy Global Inc.
Consolidated Statement of Cash Flows
(in thousands)

	Fiscal Years Ended
	October 29,	October 30,	October 31,
Operating Activities:	2010	2009	2008
Net income	$461,499	$454,650	$374,278
Gain on sale of discontinued operations	-	-	(1,141)
Depreciation and amortization	59,749	58,570	71,423
Change in deferred income taxes, net of change in valuation allowance	8,262	(2,144)	(17,486)
Contributions to retiree benefit plans	(117,361)	(30,774)	(62,498)
Retiree benefit plan expense	52,749	16,659	22,066
Other, net	1,808	6,609	(5,803)
Changes in Working Capital Items:
Change in accounts receivable, net	(66,247)	108,859	(43,973)
Change in inventories	(6,059)	77,872	(136,646)
Change in other current assets	(16,044)	20,005	(47,876)
Change in trade accounts payable	83,368	(101,455)	81,905
Change in employee compensation and benefits	10,270	1,033	49,037
Change in advance payments and progress billings	46,530	(210,276)	214,527
Change in other accrued liabilities	64,965	52,353	79,472
Net cash provided by operating activities	583,489	451,961	577,285
Investment Activities:
Acquisition of businesses, net of cash acquired	-	(11,184)	(255,574)
Property, plant and equipment acquired	(73,474)	(94,128)	(84,205)
Proceeds from sale of property, plant and equipment	418	1,779	2,184
Other, net	(1,859)	(481)	8,930
Net cash used by investment activities	(74,915)	(104,014)	(328,665)
Financing Activities:
Share-based payment awards	36,419	3,953	30,341
Dividends paid	(72,088)	(71,596)	(67,426)
Change in short and long-term obligations, net	(146,176)	(26,212)	165,643
Financing fees	(3,211)	-	(1,495)
Purchase of treasury stock	-	(13,706)	(307,706)
Net cash used by financing activities	(185,056)	(107,561)	(180,643)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	20,378	29,724	(39,650)
Increase in Cash and Cash Equivalents	343,896	270,110	28,327
Cash and Cash Equivalents at Beginning of Year	471,685	201,575	173,248
Cash and Cash Equivalents at End of Year	$815,581	$471,685	201,575
Supplemental cash flow information:
Interest paid	$28,732	$31,233	$31,564
Income taxes paid	147,954	194,341	110,050

See Notes to Consolidated Financial Statements

Index

Joy Global Inc.
Consolidated Statement of Shareholders’ Equity
(In thousands, except per share data)

					Accumulated
	Common	Capital in			Other
	Stock	Excess of	Retained	Treasury	Comprehensive
	Amount	Par Value	Earnings	Stock	Income (Loss)	Total
Balance at October 26, 2007	$124,906	$863,532	$644,414	$(795,211)	$(113,647)	$723,994
Comprehensive income (loss):
Net income	-	-	374,278	-	-	374,278
Change in pension liability, net of taxes	-	-	-	-	(87,859)	(87,859)
Derivative instrument fair market value adjustment, net of taxes	-	-	-	-	(23,454)	(23,454)
Currency translation adjustment	-	-	-	-	(120,960)	(120,960)
Total comprehensive income						142,005
Treasury stock purchased	-	-	-	(307,706)	-	(307,706)
Share based payment award expense	-	13,738	-	-	-	13,738
Dividends ($ 0.625 per share)	-	356	(67,782)	-	-	(67,426)
Issuance of share based payment awards	202	(2,463)	-	-	-	(2,261)
Exercise of stock options	864	17,468	-	-	-	18,332
Tax benefit from share based payment awards	-	12,011	-	-	-	12,011
Impact of FIN 48 adoption	-	-	(213)	-	-	(213)
Balance at October 31, 2008	$125,972	$904,642	$950,697	$(1,102,917)	$(345,920)	$532,474

Comprehensive income (loss):
Net income	-	-	454,650	-	-	454,650
Change in pension liability, net of taxes	-	-	-	-	(222,696)	(222,696)
Derivative instrument fair market value adjustment, net of taxes	-	-	-	-	19,412	19,412
Currency translation adjustment	-	-	-	-	76,980	76,980
Total comprehensive income						328,346
Treasury stock purchased	-	-	-	(13,706)	-	(13,706)
Share based payment award expense	-	18,676	-	-	-	18,676
Dividends ($ 0.70 per share)	-	497	(72,093)	-	-	(71,596)
Issuance of share based payment awards	154	(2,220)	-	-	-	(2,066)
Deferred tax adjustment	-	10,491	-	-	-	10,491
Exercise of stock options	160	2,620	-	-	-	2,780
Tax benefit from share based payment awards	-	8,340	-	-	-	8,340
Balance at October 30, 2009	$126,286	$943,046	$1,333,254	$(1,116,623)	$(472,224)	$813,739

Comprehensive income:
Net income	-	-	461,499	-	-	461,499
Change in pension liability, net of taxes	-	-	-	-	64,542	64,542
Derivative instrument fair market value adjustment, net of taxes	-	-	-	-	3,249	3,249
Currency translation adjustment	-	-	-	-	24, 791	24,791
Total comprehensive income						554,081
Share based payment award expense	-	25,012	-	-	-	25,012
Dividends ($ 0.70 per share)	-	578	(72,666)	-	-	(72,088)
Issuance of share based payment awards	69	(1,838)	-	--	-	(1,769)
Exercise of stock options	1,048	27,299	-	-	-	28,347
Tax benefit from share based payment awards	-	8,072	-	-	-	8,072
Balance at October 29, 2010	$127,403	$1,002,169	$1,722,087	$(1,116,623)	$(379,642)	$1,355,394

See Notes to Consolidated Financial Statements

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

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

Cash Equivalents - All highly liquid investments with original maturities of three months or less when issued are considered cash equivalents.  These primarily consist of money market funds and to a lesser extent, certificates of deposit and commercial paper.  Cash equivalents were $517.7 million and $201.7 million at October 29, 2010 and October 30, 2009, respectively.

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

Property, Plant and Equipment - Property, plant and equipment are stated at historical cost.  Expenditures for major renewals and improvements are capitalized, while maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred.  For financial reporting purposes, plant and equipment are depreciated primarily by the straight-line method over the estimated useful lives of the assets which generally range from 5 to 45 years for improvements, from 10 to 45 years for buildings, from 3 to 12 years for machinery and equipment and 3 to 5 years for software.  Depreciation expense was $51.5 million, $49.3 million and $48.8 million for 2010, 2009, and 2008, respectively.  Depreciation claimed for income tax purposes is computed by accelerated methods.

Impairment of Long-Lived Assets – We assess the realizability of our held and used long-lived assets to evaluate such assets for impairment whenever events or circumstances indicate that the carrying amount of such assets (or group of assets) may not be recoverable.  Impairment is determined to exist if the estimated future undiscounted cash flows related to such assets are less than the carrying value.  If impairment is determined to exist, any related impairment loss is calculated based on the fair value of the asset compared to its carrying value.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

Goodwill and Intangible Assets - Intangible assets include drawings, patents, trademarks, technology, customer relationships and other specifically identifiable assets.  Indefinite-lived intangible assets are not being amortized.  Assets not subject to amortization are evaluated for impairment annually or more frequently if events or changes occur that suggest impairment in carrying value.  Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is primarily the straight-line method.  Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination.  Goodwill is tested for impairment using the two-step approach, in accordance with Accounting Standards Codification (“ASC”) No. 350, “Goodwill and Other.”  Goodwill is assigned to specific reporting units, which we have identified as our operating segments, and tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill.  The fair value of goodwill is established using the discounted cash flow method and market approach.  We performed our goodwill impairment testing in the fourth quarter of fiscal 2010 and no impairment was identified.

Risks and Uncertainties - As of October 29, 2010, we employed 11,900 employees worldwide, with 5,600 employed in the United States.  Collective bargaining agreements or similar type arrangements cover 37% of our U.S. workforce and 30% of our international employees. In 2011, union agreements are to expire for 3% of our employees with the largest covering the AMICUS union at our facilities in the United Kingdom and the Teamster Union at our facility in Meadowlands, Pennsylvania.

Foreign Currency Translation - Exchange gains or losses incurred on transactions conducted by one of our operations in a currency other than the operation’s functional currency are normally reflected in cost of sales in our Consolidated Statement of Income.  An exception is made where the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future, in which case the transaction gain or loss is included in shareholders’ equity as an element of accumulated other comprehensive income (loss).  Assets and liabilities of international operations that have a functional currency that is not the U.S. dollar are translated into U.S. dollars at year-end exchange rates and revenue and expense items are translated using weighted average exchange rates.  Any adjustments arising on translations are included in shareholders’ equity as an element of accumulated other comprehensive income (loss).  Assets and liabilities of operations which have the U.S. dollar as their functional currency (but which maintain their accounting records in local currency) have their values remeasured into U.S. dollars at year-end exchange rates, except for non-monetary items for which historical rates are used.  Exchange gains or losses arising on remeasurement of the values into U.S. dollars are recognized in cost of sales.  Pre-tax foreign exchange gains included in operating income were $5.7 million, $0.4 million, and $3.3 million in 2010, 2009, and 2008, respectively.

Foreign Currency Hedging and Derivative Financial Instruments - We enter into derivative contracts, primarily foreign currency forward contracts, to protect against fluctuations in exchange rates.  These contracts are for committed transactions, and receivables and payables denominated in foreign currencies and not for speculative purposes.  ASC No. 815, “Derivatives and Hedging,” requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value, if certain designation and documentation requirements are established at hedge inception.  Any changes in fair value of these instruments are recorded in the income statement as cost of sales or in the balance sheet as other comprehensive income (loss).

Revenue Recognition - We recognize revenue on aftermarket products and services when the following criteria are satisfied: persuasive evidence of an arrangement exists, product delivery and title transfer has occurred or the services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.  We recognize revenue on long-term contracts, such as for the manufacture of mining shovels, drills, draglines, roof support systems and conveyor systems, using the percentage-of-completion method. We generally recognize revenue using the percentage-of-completion method for original equipment.  When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.  Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values.  Estimated losses are recognized in full when identified.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

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

We have customer agreements that are multiple element arrangements as defined by ASC No. 605-25 “Multiple-Element Arrangements.”  The agreements are assessed for multiple elements based on the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered item and the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor.  Revenue is then allocated to each identified unit of accounting based on our estimate of their relative fair values.

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

	October 29,	October 30,	October 31,
In millions	2010	2009	2008

Unrecognized pension and other postretirement obligations	$(436.1)	$(500.6)	$(278.0)
Unrealized gain (loss) on derivatives	2.7	(0.6)	(19.9)
Foreign currency translation	53.8	29.0	(48.0)

Accumulated other comprehensive loss	$(379.6)	$(472.2)	$(345.9)

The unrecognized pension and other postretirement obligation is net of a $103.5 million, $125.6 and $47.3 million income tax benefit as of October 29, 2010, October 30, 2009 and October 31, 2008, respectively.  Unrealized (loss) gain on derivatives is net of $1.4 million, $(0.3) million, and $(11.9) million of income tax effects at October 29, 2010, October 30, 2009 and October 31, 2008, respectively.

Sales Incentives - In accordance with ASC No. 605-50, “Customer Payments and Incentives,” we account for cash consideration (such as sales incentives and cash discounts) given to our customers or resellers as a reduction of net sales.

Allowance for Doubtful Accounts - We establish an allowance for doubtful accounts on a specific account identification basis through a review of several factors, including the aging status of our customers accounts’, financial condition of our customers, and historical collection experience.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

Shipping and Handling Fees and Costs - We account for shipping and handling fees and costs in accordance with ASC No. 605-45, “Principal Agent Considerations.”  Under ASC No. 605-45, amounts billed to a customer in a sale transaction related to shipping costs are reported as net sales and the related costs incurred for shipping are reported as cost of sales.

Income Taxes - Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and for tax loss carryforwards. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that we will not realize the benefit of such assets.  Certain tax benefits existed as of our emergence from protection under Chapter 11 of the U.S. Bankruptcy Code in 2001 but were offset by valuation allowances.  Realization of net operating loss, tax credits, and other deferred tax benefits from pre-emergence attributes will be credited to additional paid in capital.

Research and Development Expenses - Research and development costs are expensed as incurred.  Such costs incurred in the development of new products or significant improvements to existing products amounted to $29.8 million, $22.3 million and $16.4 million for fiscal 2010, 2009, and 2008, respectively.

Earnings Per Share - Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per share is computed similar to basic earnings per share except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options, performance shares, and restricted stock units if dilutive.  See Note 9 – Earnings Per Share for further information.

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

New Accounting Pronouncements – In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU No. 2009-17 clarifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  This statement is effective for us beginning in the first quarter of fiscal 2011 (which commenced on October 30, 2010).  We do not expect a material impact from the adoption of ASU No. 2009-17 on our consolidated financial statements.

In October 2009, FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.”  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities.  Specifically, this ASU addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  This statement is effective for us beginning in the first quarter of fiscal 2011 (which commenced on October 30, 2010) and, when adopted, will change our accounting treatment for multiple-element revenue arrangements on a prospective basis.  We do not expect a material impact from the adoption of ASU No. 2009-13 on our consolidated financial statements.

In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This statement is effective for us in fiscal 2011.  We do not expect a material impact from the adoption of SFAS No. 167 on our consolidated financial statements.

In December 2007, FASB issued ASC No. 805, “Business Combinations.”  ASC No. 805 requires the measurement at fair value of assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as of the acquisition date.  ASC No. 805 also requires that acquisition related costs and costs to restructure the acquiree be expensed as incurred.  ASC No. 805 became effective for us beginning in fiscal 2010.  The adoption of ASC No. 805 did not have a significant effect on our consolidated financial statements and related disclosures.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

In December 2007, FASB issued ASC No. 810, “Consolidation.”  The objective of ASC No. 810 is to improve the transparency and comparability of financial information that is provided as it relates to a parent and non-controlling interests.  ASC No. 810 requires clear identification of ownership interests in subsidiaries held by other parties and the amount of consolidated net income attributable to the parent and other parties.  The codification also requires changes in parent ownership interests to be accounted for consistently, while the parent retains its controlling interest in the subsidiary.  ASC No. 810 became effective for us beginning in fiscal 2010.  The adoption of ASC No. 810 did not have a significant effect on our consolidated financial statements and related disclosures.

3.	Goodwill and Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of October 29, 2010 and October 30, 2009, were as follows:

		October 29, 2010		October 30, 2009
	Weighted
	Average	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
In thousands	Period	Amount	Amortization	Amount	Amortization
Finite lived other intangible assets:
Engineering drawings	6 years	$2,900	$(2,054)	$2,900	$(1,571)
Customer relationships	20 years	105,200	(18,323)	105,200	(12,754)
Backlog	1 year	7,295	(7,127)	16,389	(16,132)
Non-compete agreements	5 years	5,800	(4,403)	5,800	(3,419)
Patents	17 years	21,206	(7,964)	21,123	(6,851)
Unpatented technology	31 years	1,236	(335)	1,235	(283)
Subtotal	17 years	143,637	(40,206)	152,647	(41,010)

Indefinite lived other intangible assets:
Trademarks		75,400	-	75,400	-

Total other intangible assets		$219,037	$(40,206)	$228,047	$(41,010)

The reduction in backlog gross carrying amount and accumulated amortization represents amounts that have been fully amortized at the beginning of our fiscal year.

Changes in the carrying amount of goodwill in 2010 and 2009 are as follows:

	Underground	Surface
	Mining	Mining
In thousands	Machinery	Equipment	Consolidated

Balance as of October 31, 2008	$117,671	$7,323	$124,994

Goodwill acquired during the year	3,911	-	3,911
Translation adjustments and other	(3,708)	2,535	(1,173)

Balance as of October 30, 2009	117,874	9,858	127,732

Translation adjustments and other	(2,737)	691	(2,046)

Balance as of October 29, 2010	$115,137	$10,549	$125,686

Amortization expense for finite-lived intangible assets was $8.2 million, $9.3 million and $16.2 million, for fiscal 2010, 2009, and 2008, respectively.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

Estimated future annual amortization expense is as follows:

In thousands
For the fiscal year ending:
2011	$8,189
2012	7,225
2013	6,496
2014	6,393
2015	6,343

4.	Borrowings and Credit Facilities

On October 27, 2010, we entered into a $500.0 million unsecured revolving credit facility (“Credit Agreement”) set to expire on November 3, 2014.  We took a pre-tax charge of $0.3 million related to deferred financing costs associated with the termination of our $400.0 million unsecured revolving credit facility that was set to expire on November 10, 2011.  Under the terms of the new agreement we pay a commitment fee ranging from 0.25% to 0.5% on the unused portion of the revolving credit facility based on our credit rating.  Outstanding borrowings bear interest equal to the London Interbank Offered Rate (“LIBOR”) (defined as applicable LIBOR rate for the equivalent interest period plus 1.75% to 2.75%) or the Base Rate (defined as the highest of the Prime Rate, Federal Funds Effective Rate plus 0.5%, or Eurodollar Rate plus 1.0%) at our option.  The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios.  The Credit Agreement also restricts payment of dividends or other return of capital when the consolidated leverage ratio exceeds a stated level amount.

On October 22, 2010, we repaid the $131.3 million remaining balance of the $175 million term loan which was used to fund our acquisition of the Continental business.  We recorded a pre-tax charge of $0.4 million related to the deferred financing cost on the term loan that was initially due October 31, 2011.

At October 29, 2010, there were no direct borrowings under the Credit Agreement.  Outstanding letters of credit issued under the Credit Agreement, which count toward the $500.0 million credit limit, totaled $181.9 million.  At October 29, 2010, there was $318.1 million available for borrowings under the Credit Agreement.

In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (“Notes”) with interest on the Notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2007.  The Notes are guaranteed by each of our current and future significant domestic subsidiaries.  The Notes were issued in a private placement under an exemption from registration provided by the Securities Act of 1933 (“Securities Act”), as amended.  In the second quarter of fiscal 2007, the Notes were exchanged for substantially identical notes that are registered under the Securities Act.  At our option, we may redeem some or all of the Notes at a redemption price of the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

Direct borrowings and capital lease obligations consisted of the following:

	October 29,	October 30,
In thousands	2010	2009

Domestic:
6.0% senior notes due 2016	$247,677	$247,366
6.625% senior notes to 2036	148,417	148,395
Term loan	-	144,375
Capital leases and other	5	150

Foreign:
Capital leases and other	569	1,931
Short-term notes payable and bank overdrafts	1,208	1,464
	397,876	543,681
Less: amounts due within one year	(1,550)	(19,791)

Long-term obligations	$396,326	$523,890

The aggregate maturities of debt for credit agreements in place at October 29, 2010 consist of the following (in thousands):

2011	$1,550
2012	197
2013	35
2014	-
2015	-
Thereafter	396,094

5.	Income Taxes

The provision for income taxes included in the Consolidated Statement of Income consisted of the following:

In thousands	2010	2009	2008
Current provision
Federal	$32,679	$106,304	$64,646
State	4,889	19,056	15,843
Foreign	91,889	38,219	61,042
Total current	129,457	163,579	141,531

Deferred provision (benefit)
Federal	83,357	51,538	18,057
State	2,346	-	128
Foreign	2,365	12,873	(5,766)
Total deferred	88,068	64,411	12,419

Total provision for income taxes	$217,525	$227,990	$153,950

The federal deferred provision includes $16.0 million of net operating losses used in fiscal 2010, 2009 and 2008.  The foreign deferred provision includes $0.2 million, $13.3 million and $1.8 million, respectively, of net operating losses used in fiscal 2010, 2009 and 2008, respectively.  The federal deferred provision also includes utilization of foreign tax credits of $14.3 million in fiscal 2010.  During 2010, we recognized $1.9 million of current tax benefit relating to a tax holiday in China.  The tax holiday will expire in 2012.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

The domestic and foreign components of income from continuing operations before income taxes were as follows:

In thousands	2010	2009	2008
Domestic income	$386,913	$433,332	$324,053
Foreign income	292,111	249,308	203,034
Pre-tax income from continuing operations	$679,024	$682,640	$527,087

The reconciliation between the income tax provision recognized in our Consolidated Statement of Income and the income tax provision computed by applying the statutory federal income tax rate to the income from continuing operations are as follows:

In thousands	2010	2009	2008
Income tax computed at federal statutory tax rate	35.0%	35.0%	35.0%
Sub-part F income and foreign dividends	(0.1)	(0.5)	(8.1)
Differences in foreign and U.S. tax rates	(3.7)	(3.0)	(3.6)
State income taxes, net of federal tax impact	0.7	1.8	2.2
Resolution of prior years' tax issues	(1.2)	(0.3)	2.1
Valuation allowance	0.2	0.1	(0.6)
Other items, net	1.1	0.3	2.2
	32.0%	33.4%	29.2%

The components of the net deferred tax asset are as follows:

In thousands	2010	2009
Deferred tax assets:
Employee benefit related items	$169,493	$238,646
Tax credit carryforwards	22,990	37,815
Tax loss carryforwards	152,345	161,702
Inventories	16,914	27,965
Other, net	21,705	25,880
Valuation allowance	(123,512)	(113,604)
Total deferred tax assets	259,935	378,404

Deferred tax liabilities:
Depreciation and amortization in excess of book expense	15,957	16,724
Other, net	9,385	4,500
Intangibles	54,563	68,700
Total deferred tax liabilities	79,905	89,924
Net deferred tax asset	$180,030	$288,480

The net deferred tax assets are reflected in the accompanying balance sheets as follows:

In thousands	2010	2009

Current deferred tax assets	$48,320	$58,890
Long term deferred tax asset	162,682	334,589
Current deferred tax liability	(2,750)	-
Long term deferred tax liability	(28,222)	(104,999)
Net deferred tax asset	$180,030	$288,480

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

The following table summarizes the components of our loss and credit carryforward.

Loss and Credit Carryforward Summary

	Amount
Description - In millions	Gross	Benefit	Valuation Allowance	Expiration Date(s)

U.S. federal operating losses	$74.3	$26.0	-	2020

Foreign capital losses	61.5	16.6	16.2	None

U.S. state operating losses	2,035.0	104.8	102.4	Various

Foreign losses	19.0	4.9	4.6	$1.1 - None $3.8 – 2011 to 2019

General business tax credits	N/A	4.9	-	2012 - 2013

Alternative minimum tax credits	N/A	4.3	-	None

Foreign tax credits	N/A	12.5	-	Starting 2016

Various international tax credits	N/A	1.3	0.3	None

Because our Plan of Reorganization provided for substantial changes in our ownership, there are annual limitations on all of U.S. federal net operating loss carryforwards remaining at October 29, 2010. The U.S. state limitations vary by taxing jurisdiction.

At least annually, we reassess our need for valuation allowances and adjust the allowance balances where it is appropriate based upon past, current, and projected profitability in the various geographic locations in which we conduct business and available tax strategies.  Additionally, the U.S. carryforwards were reduced upon emergence from bankruptcy due to the rules and regulations in the Internal Revenue Code related to cancellation of indebtedness income that is excluded from taxable income.  These adjustments are included in the net operating loss values detailed above.

Valuation allowances currently recorded that arose in pre-emergence years requires us to apply fresh start accounting.  As of October 29, 2010, there were $68.8 million of valuation reserves against pre-emergence net operating loss carryforwards.  For 2008 the amount of valuation reserves reversed to additional paid in capital totaled $1.0 million.   During 2009, an adjustment of $10.5 million was made to paid in capital that related to a pre-bankruptcy item.

As of October 29, 2010, U.S. income taxes, net of foreign taxes paid or payable, have not been provided on the undistributed profits of foreign subsidiaries as all undistributed profits of foreign subsidiaries are deemed to be permanently reinvested outside of the U.S.  It is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.  Such unremitted earnings of subsidiaries, which have been or are intended to be permanently reinvested were $491.7 million at October 29, 2010.

Unrecognized tax benefits are as follows:

In thousands	2010	2009
Balance, beginning of year	$18,885	$23,381
Settlements	(11,613)	(7,092)
Additions for current year tax positions	6,746	-
Additions for prior year tax positions	-	4,847
Reductions for prior year tax positions	-	(1,425)
Reductions for changes in judgments	(7,272)	(826)
Balance, end of year	$6,746	$18,885

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

As of October 29, 2010, $5.2 million of the net unrecognized tax benefit would affect the effective tax rate if recognized.  As of October 29, 2010 and October 30, 2009, total interest and penalties of approximately $0.7 million and $1.7 million, respectively, were recorded as part of unrecognized tax benefits on the Consolidated Balance Sheet.  It is not expected that the total amount of unrecognized tax benefit will decrease within the next twelve months.

With respect to tax years subject to examination by the domestic taxing authorities, all years prior to and including 1999 are closed by statute with all subsequent years open due to the loss carryforward from 2000 to 2001 for U.S. federal purposes.  2006 and 2007 were previously closed by Internal Revenue Service examination.  During 2010, the Internal Revenue Service completed its examination of 2008 which resulted in a tax amount due of $1.8 million.  We expect the liability to be paid during 2011.

Additionally, due to the existence of tax loss carryforwards, the same relative periods exist for U.S. state purposes although some earlier years also remain open.  From a non-domestic perspective, the major locations in which we conduct business are as follows:  United Kingdom –2009 forward is open for examination; South Africa –2006 forward is open for examination; Australia –2006 forward remains open due to tax loss carryforwards; Chile –2006 forward is open for examination; and Canada –2008 forward is open for examination.  There are a number of smaller entities in other countries that generally have open tax years ranging from 3 to 5 years.

6.	Accounts Receivable

Consolidated accounts receivable consisted of the following:

	October 29,	October 30,
In thousands	2010	2009

Trade receivables	$600,373	$538,669
Unbilled receivables (due within one year)	83,643	52,648
Allowance for doubtful accounts	(9,881)	(10,688)

	$674,135	$580,629

7.	Inventories

Consolidated inventories consisted of the following:

	October 29,	October 30,
In thousands	2010	2009

Finished goods	$503,356	$513,055
Work-in-process and purchased parts	183,658	173,850
Raw materials	77,931	82,878

	$764,945	$769,783

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

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

The following table reconciles the changes in the product warranty reserve:

In thousands	2010	2009
Balance, beginning of year	$58,947	$46,621
Accrual for warranty expensed during the year	41,265	41,517
Settlements made during the year	(37,734)	(32,669)
Effect of foreign currency translation	1,010	2,356
Change in liability for pre-existing warranties during the year, including expirations	(1,137)	1,122
Balance, end of year	$62,351	$58,947
9.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations in accordance with ASC No. 260:

In thousands except share amounts	2010	2009	2008

Numerator:
Income from continuing operations	$461,499	$454,650	$373,137
Income from discontinued operations	-	-	1,141
Net income	$461,499	$454,650	$374,278

Denominator:
Denominator for basic earnings per share -
Weighted average shares	103,196	102,450	107,472
Effect of dilutive securities:
Stock options, restricted stock units and performance shares	1,709	654	953
Denominator for diluted earnings per share -
Adjusted weighted average shares and assumed conversions	104,905	103,104	108,425

Basic earnings per share
Continuing operations	$4.47	$4.44	$3.47
Discontinued operations	-	-	.01
Net income	$4.47	$4.44	$3.48

Diluted earnings per share
Continuing operations	$4.40	$4.41	$3.44
Discontinued operations	-	-	.01
Net income	$4.40	$4.41	$3.45

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

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

Certain plans outside the United States, which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of October 29, 2010 and October 30, 2009.

We also have a defined contribution benefit plan (401(k) plan).  Substantially every U.S. employee of the Company (except any employee who is covered by a collective bargaining agreement which does not provide for such employee’s participation in the plan) is eligible to participate in the plan.  Under the terms of the plan, the Company matches 50% of participant salary deferral contributions up to the first 6% of the participant’s compensation.  For employees that do not participate in the U.S. defined benefit plan, the Company contributes a defined benefit contribution of 1% to 4% of eligible employee compensation depending on the employee group.  The employer match and defined benefit contribution expense are as follows:

In millions	2010	2009	2008
Employer matching expense	$6.7	$6.3	$4.9
Defined benefit contribution expense	$17.8	$14.9	$13.2

Total pension expense for all defined benefit plans is as follows:

In millions	2010	2009	2008
Pension expense	$50.3	$16.4	$19.6

In 2008, we recalculated our liability under the Joy Global Inc. Pension Plan in conjunction with the extension of the collective bargaining agreement with the United Steelworkers of America (“Steelworkers”).  The result was to increase the net pension liability by approximately $40.1 million through an adjustment to other comprehensive income (loss).  As a result of the market conditions as of revaluation, partially offset by the increased benefits as part of the agreement, the net periodic pension cost for fiscal 2008 decreased by $2.8 million.  Also in conjunction with the extension effective October 1, 2008, the Joy Global Pension Plan was amended to close the plan to the Steelworkers at P&H’s manufacturing facility in Milwaukee, Wisconsin.

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

Net periodic pension costs for U.S. plans and plans of subsidiaries outside the United States included the following components:

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

	U.S. Pension Plans			Non-U.S. Pension Plans
In thousands	2010	2009	2008	2010	2009	2008

Components of net periodic benefit cost:
Service cost	$14,636	$9,926	$12,732	$6,135	$5,798	$7,736
Interest cost	54,473	57,450	51,288	28,244	28,607	33,993
Expected return on assets	(52,723)	(54,431)	(56,591)	(32,451)	(32,288)	(39,754)
Amortization of:
Prior service cost	1,158	1,143	840	-	1	1
Actuarial loss (gain)	23,347	278	5,565	7,434	(63)	3,770
Curtailment loss	-	-	-	12	-	-

Total net periodic benefit cost	$40,891	$14,366	$13,834	$9,374	$2,055	$5,746

The components of the net periodic benefit cost associated with our other postretirement benefit plans (other than pensions), all of which relate to operations in the U.S., are as follows:

	Other Postretirement Benefit Plans
In thousands	2010	2009	2008

Components of net periodic benefit cost:
Service cost	$916	$792	$923
Interest cost	1,618	2,190	2,393
Expected return on assets	(223)	(174)	(213)
Amortization of:
Prior service cost	-	(164)	(164)
Actuarial (gain) loss	173	(2,406)	(453)
Total net periodic benefit cost of continuing operations	$2,484	$238	$2,486

For other postretirement benefit obligation measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits is 8% for 2008 through 2012.  The per capita cost of covered health care benefits rate is assumed to decrease 1% per year to an ultimate 5% by fiscal 2015, and remain at that level thereafter.  The effect of one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of October 29, 2010 by $1.3 million.  The service cost and interest cost components of the net periodic postretirement benefit cost for the year would increase by $0.1 million.  A one percentage point decrease in the assumed health care cost trend rates each year would decrease the accumulated postretirement benefit obligation as of October 29, 2010 by $1.2 million.  The service cost and interest cost components of the net periodic postretirement benefit cost for the year would decrease by $0.1 million.  Postretirement life insurance benefits have a minimal effect on the total benefit obligation.

The principal assumptions used in determining the funded status and net periodic benefit cost of our pension plans and other postretirement benefit plans are set forth in the following tables.  The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

Significant assumptions used in determining net periodic benefit cost for the year ended are as follows (in weighted averages):

							Other Postretirement
	U.S. Pension Plans			Non-U.S. Pension Plans			Benefit Plans
	2010	2009	2008	2010	2009	2008	2010	2009	2008

Discount rate	5.55%	7.90%	6.30%	5.66%	6.87%	5.89%	4.90%	7.85%	5.90%
Expected return on plan assets	8.10%	8.30%	8.75%	7.22%	7.28%	7.33%	8.00%	8.00%	8.00%
Rate of compensation increase	4.25%	4.25%	4.25%	4.70%	4.78%	4.57%	-	-	-

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

Significant assumptions used in determining benefit obligations as of the fiscal year ended are as follows (in weighted averages):

	U.S.		Non-U.S.		Other Postretirement
	Pension Plans		Pension Plans		Benefit Plans
	2010	2009	2010	2009	2010	2009

Discount rate	5.60%	5.55%	5.24%	5.66%	4.85%	4.90%
Rate of compensation increase	4.25%	4.25%	4.36%	4.70%	-	-

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

Changes in the projected benefit obligations and pension plan assets relating to the Company’s defined benefit pension plans and other postretirement benefit obligations together with a summary of the amounts recognized in the Consolidated Balance Sheet are set forth in the following tables:

					Other Postretirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	October 29,	October 30,	October 29,	October 30,	October 29,	October 30,
In thousands	2010	2009	2010	2009	2010	2009
Change in Benefit Obligations
Net benefit obligations at beginning of year	$1,008,525	$714,370	$553,014	$446,543	$34,353	$37,881
Service cost	14,636	9,926	6,135	5,798	916	792
Interest cost	54,473	57,450	28,244	28,607	1,618	2,190
Plan participants' contributions	-	-	1,079	1,228	-	-
Plan amendments	1,976	144	-	-	596	-
Actuarial loss (gain)	(16,650)	271,489	22,647	83,973	(195)	(3,179)
Currency fluctuations	-	-	(17,455)	15,094	-	-
Settlements	-	-	(15,429)	-	-	-
Gross benefits paid	(46,933)	(44,854)	(27,434)	(28,229)	(2,995)	(3,331)
Net benefit obligations at end of year	$1,016,027	$1,008,525	$550,801	$553,014	$34,293	$34,353

Change in Plan Assets
Fair value of plan assets at beginning of year	$532,137	$497,947	$450,257	$374,014	$3,415	$2,294
Actual return on plan assets	76,161	71,818	64,950	71,904	603	448
Currency fluctuations	-	-	(13,171)	11,796	-	-
Employer contributions	90,991	7,226	22,791	19,544	3,579	4,004
Plan participants' contributions	-	-	1,079	1,228	-	-
Settlements	-	-	(15,429)	-	-	-
Gross benefits paid	(46,933)	(44,854)	(27,434)	(28,229)	(2,995)	(3,331)
Fair value of plan assets at end of year	$652,356	$532,137	$483,043	$450,257	$4,602	$3,415

Funded Status
Net amount recognized at end of year	$(363,671)	$(476,388)	$(67,758)	$(102,757)	$(29,691)	$(30,938)

Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost	$-	$-	$-	$-	$-	$-
Current liabilities	(2,285)	(2,200)	(796)	(805)	(3,155)	(3,121)
Other Non-current Liabilities	(361,386)	(474,188)	(66,962)	(101,952)	(26,536)	(27,817)
Net amount recognized at end of year	$(363,671)	$(476,388)	$(67,758)	$(102,757)	$(29,691)	$(30,938)
Accumulated benefit obligation	$963,864	$956,576	$507,552	$513,586	$-	$-

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

Amounts recognized in accumulated other comprehensive loss as of October 29, 2010 consist of:

	Pension Plans		Other Postretirement
In thousands	U.S.	Non U.S.	Benefit Plans

Net actuarial loss (gain)	$385,440	$157,409	$(13,087)
Prior service cost	9,269	-	596
Deferred tax	(94,587)	(13,302)	4,372
Total accumulated other comprehensive loss (income)	$300,122	144,107	$(8,119)

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 are as follows:

In thousands	Pension Plans		Other Postretirement
	U.S.	Non U.S.	Benefit Plans
Actuarial (gain) / loss	$31,065	$9,937	$(1,533)
Prior service cost (credit)	1,436	-	-
	$32,501	$9,937	$(1,533)

The defined benefit plans had the following target allocation and weighted-average asset allocations as of October 29, 2010 and October 30, 2009.

	Percentage of Plan Assets
	U.S. Pension Plan			Non-U.S. Pension Plans
	Target			Target
Asset Category	Allocation	2010	2009	Allocation	2010	2009
Equity securities	40%	34%	56%	40%	38%	51%
Debt securities	60%	56%	22%	24%	17%	37%
Other	-	10%	22%	36%	45%	12%
Total	100%	100%	100%	100%	100%	100%

U.S. Plan Assets

The plan’s assets are invested to maximize funded ratios over the long-term while managing the risk that funded ratios fall meaningfully below 100%.  This objective to maximize the plan's funded ratio is based on a long-term investment horizon, so that interim fluctuations should be viewed with appropriate perspective.

The desired investment return objective is a long-term average annual real rate of return on assets that is approximately 4.5% greater than the assumed inflation rate.  The target rate of return is based upon an analysis of historical returns supplemented with an economic and structural review for each asset class.  There is no assurance that these objectives will be met.

Non-U.S. Plan Assets

The objectives of the non-U.S. plans are as follows: the acquisition of suitable assets of appropriate liquidity which will generate income and capital growth which together with new contributions from members and the employer will meet the cost of the current and future benefits which the plan provides; to limit the risk of the assets failing to meet the liabilities over the long term and; to minimize the long term, costs of the plan by maximizing the return on the assets.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

The following pension and other postretirement benefit payments (which include expected future service) are expected to be paid in each of the following years:

	Pension Plan Payments		Other Postretirement Benefit Plan Payments
			Prior to	After	Impact of
			Medicare	Medicare	Medicare
In thousands	U.S.	Non-U.S.	Part D	Part D	Part D

2011	$50,787	$26,476	$4,098	$3,969	$129
2012	54,136	27,345	3,900	3,762	138
2013	56,642	28,265	3,700	3,620	80
2014	59,231	29,224	3,600	3,518	82
2015	62,312	30,199	3,500	3,402	98
2016- 2020	358,447	166,566	15,600	15,219	381

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 became law.  This Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  We currently sponsor two retiree health care plans that provide prescription drug benefits to our U.S. retirees.

The projected benefit obligations, accumulated benefits obligations, and fair value of plan assets for underfunded and overfunded plans have been combined for disclosure purposes.  The projected benefit obligations, accumulated benefit obligations, and fair value of assets for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	U.S. Pension Plans		Non U.S. Pension Plans
In thousands	2010	2009	2010	2009

Projected benefit obligation	$1,016,027	$1,008,525	$514,050	$538,223
Accumulated benefit obligation	963,864	956,576	474,727	498,796
Fair value of plan assets	652,356	532,137	449,846	435,466

For 2011, we expect to contribute approximately $135 million to $145 million to our employee pension plans.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

The following table summarizes the fair value of our pension plan assets by category at October 29, 2010 within the fair value hierarchy as defined by ASC 820.

In Thousands	October 29, 2010
				Total Assets
	Level 1	Level 2	Level 3	at Fair Value
U.S. Pension Plans
Equity securities:
U. S. equities	$193,278	$2,286	$-	$195,564
Non-U.S. equities	777	-	21,291	22,068

Fixed income securities:
U.S. government bonds	-	175,878	-	175,878
Non-U.S. government bonds	-	1,690	-	1,690
U.S. corporate bonds	65,339	111,044	393	176,776
Non-U.S. corporate bonds	-	15,802	-	15,802
Other
Cash and cash equivalents	18,595	-	-	18,595
Hedge fund	-	-	46,146	46,146
Other	-	(163)	-	(163)
Total U.S. Pension Plans assets	$277,989	$306,537	$67,830	$652,356

Non-U.S. Pension Plans
Equity securities:
U.S. equities	$24,536	$98	$54,416	$79,050
Non-U.S. equities	75,515	-	88,869	164,384

Fixed income securities:
U.S. government bonds	-	-	-	-
Non-U.S. government bonds	-	5,609	2,460	8,069
U.S corporate bonds	-	3,718	-	3,718
Non-U.S. corporate bonds	-	77,107	119,576	196,683
Other	-	1,237	-	1,237
Other
Cash and Cash equivalents	29,902	-	-	29,902
Total Non-U.S. Pension Plans assets	$129,953	$87,769	$265,321	$483,043

Other Postretirement Benefits Plans
Equity securities:
U.S. equities	$2,290	$-	$-	$2,290
Non-U.S. equities	610	-	-	610
	-	-	-
Fixed income securities:
U.S. government bonds	108	-	-	108
U.S. corporate bonds	1,578	-	-	1,578
Other
Cash and cash equivalents	16	-	-	16
Total other Postretirement Benefit Plans	$4,602	$-	$-	$4,602

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

Below are roll-forwards of assets measured at fair value using Level 3 inputs for the year ended October 29, 2010.

In Thousands	October 29, 2010

	Equities	Fixed Income	Other
U.S. Pension Plans
Balance as of October 31, 2009	$38,100	$883	$80,979
Unrealized gains (losses)	(1,908)	(311)	167
Realized gains (losses)	5,167	-	-
(Sales)/purchases/other settlements	(20,068)	-	(35,000)
Transfers in and/or out of level 3	-	(179)	-
Balance as of October 29, 2010	$21,291	$393	$46,146

Non-U.S. Pension Plans
Balance as of October 31, 2009	$158,801	$21,147	$-
Unrealized gains (losses)	13,344	2,946	-
Realized gains (losses)	8,148	(8)	-
(Sales)/purchases/other settlements	(37,009)	97,952	-
Transfers in and/or out of level 3	-	-	-
Balance as of October 29, 2010	$143,284	$122,037	$-

11.	Share-Based Compensation

Our 2007 Stock Incentive Plan (“Plan”) authorizes the grant of up to 10.0 million shares plus canceled and forfeited awards.  The Plan allows for the issuance of non-qualified stock options, incentive stock options, performance shares, restricted stock units, and other stock-based awards to officers, employees, and directors.  As of October 29, 2010, none of the options granted qualify as incentive stock options under the Internal Revenue Code.  We have historically issued new common stock in order to satisfy share-based payment awards and plan to do so to satisfy future awards.

The total share-based compensation expense we recognized for 2010, 2009, and 2008 was $25.0 million, $18.7 million, and $13.7 million, respectively. The total stock-based compensation expense is reflected in our Consolidated Statement of Cash Flow statement in Operating Activities under the heading Other, net.  The corresponding deferred tax asset recognized related to the stock-based compensation expense was approximately $7.5 million, $5.6 million, and $4.3 million in 2010, 2009 and 2008, respectively.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

Stock Options

We have granted non-qualified stock options to purchase our common stock at prices equal to the fair market value of the stock on the grant dates.  Stock options vest ratably beginning on the one-year anniversary date over three years and expire ten years from the grant date.  Options to purchase 202,500 shares have also been granted to our Board of Directors (“Directors”).  A summary of stock option activity under all plans is as follows:

			Weighted -	Weighted -
		Weighted-	Average	Average
		Average	Remaining	Grant - Date	Aggregate
Dollars in millions,	Number of	Exercise Price	Contractual	Fair	Intrinsic
except share data	Options	Per Share	Term	Value	Value

Outstanding at October 26, 2007	2,160,463	$25.20	7.3		$67.0

Options granted	735,700	57.72		$18.97
Options exercised	(863,928)	21.22			43.4
Options forfeited or cancelled	(74,893)	50.69

Outstanding at October 31, 2008	1,957,342	38.21	7.3		9.1

Options granted	2,098,000	21.88		7.19
Options exercised	(160,186)	17.36			4.0
Options forfeited or cancelled	(261,111)	34.67

Outstanding at October 30, 2009	3,634,045	29.95	7.82		79.3

Options granted	510,500	52.83		17.46
Options exercised	(1,047,868)	27.05			33.3
Options forfeited or cancelled	(249,991)	30.22

Outstanding at October 29, 2010	2,846,686	35.09	7.44		102.1
Exercisable at October 29, 2010	1,041,710	$37.28	5.96		35.1

The fair value of the option awards is the estimated fair value at grant date using the Black Scholes valuation model and is recognized as expense on a straight line basis over the vesting period.  The weighted-average assumptions are as follows:

	2010	2009	2008

Risk free interest rate	1.23%	1.58%	3.12%
Expected volatility	49.14%	58.99%	47.32%
Expected life in years	3.36	2.73	2.99
Dividend yield	1.37%	3.32%	1.05%

The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant for the respective expected life of the option.  The expected volatility is based on a weighted average of historical and implied volatility of our common stock.  The expected life is based on historical exercise behavior and the projected exercise of unexercised stock options.  The expected dividend yield is based on the expected annual dividends divided by the grant date market value of our common stock.

At October 29, 2010, there was $10.7 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.6 years.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

Restricted Stock Units

We grant restricted stock units to certain employees and to all non-employee members of our Directors.  The fair value of our restricted stock units is determined based on the closing price of our stock on the date of grant and is recognized straight line over the vesting period.

Restricted stock units granted to employees vest over a five-year period with one-third vesting on the third, fourth, and fifth anniversaries of the grant date and provide that a number of shares of common stock equal to the number of vested units will be delivered to the individual as the units vest.

Restricted stock units granted to Directors vest one year from the grant date and generally provide that a number of shares of common stock equivalent to the restricted stock units will be delivered to the individual director one year after their service on the Board of Directors terminates.

Dividends accrue on all restricted stock units and vest consistent with the underlying award.  In the event of a change in control, the units will be paid out in cash based on the market price of the common stock as of the change in control date.

A summary of restricted stock unit activity under all plans is as follows:

		Weighted-
		Average	Aggregate
Dollars in millions,	Number of	Grant Date	Intrinsic
except share data	Units	Fair Value	Value

Outstanding at October 26, 2007	400,759	$21.92

Units granted	61,471	55.64
Units earned from dividends	3,848	63.25
Units settled	(72,871)	13.51	$4.2
Units deferred	(3,082)	14.08	0.2
Units forfeited	(11,073)	52.01

Outstanding at October 31, 2008	379,052	28.61

Units granted	243,918	21.50
Units earned from dividends	12,713	30.00
Units settled	(64,942)	19.14	1.5
Units deferred	(4,256)	11.82	0.1
Units forfeited	(31,801)	30.49

Outstanding at October 30, 2009	534,684	26.57

Units granted	224,740	53.03
Units earned from dividends	8,470	57.16
Units settled	(35,582)	28.30	2.1
Units deferred	(13,190)	34.88	0.8
Units forfeited	(37,621)	33.72

Outstanding at October 29, 2010	681,501	$35.03

At October 29, 2010 there was $12.2 million of unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 3.6 years.  At October 29, 2010 the balance of deferred restricted stock units is 25,329 shares.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

Performance Shares

The performance share award programs under our stock incentive plans provide long-term incentive compensation opportunities to certain senior executives and other managers.  The fair value of our performance shares is determined based on the closing price of our stock on the date of grant and is recognized straight line over the vesting period.

Shares of common stock may be earned by the participants under the performance share award programs if at the end of a three-year award cycle our financial performance over the course of the cycle exceeds certain threshold amounts.  For our 2010, 2009 and 2008 performance share award programs, the performance measure for executive officers is average return on equity.  For our 2010 and 2009 performance share award program, the performance measure for all other participants is average diluted earnings per share for a three year cycle from 2010 through 2012 and 2009 through 2011, respectively.  For our 2008 performance share award program, the performance measure for all other participants is average return on invested capital and cumulative diluted earnings per share for the three year cycle from 2008 through 2010.  Each performance share represents the right to earn one share of common stock.

Awards can range from 0% to 150% (or, in certain cases, 180%) of the target award opportunities and may be paid out in stock, cash or a combination of stock and cash as determined by the Human Resources and Nominating Committee of the Board of Directors.  In the event of a change in control, the performance shares are paid out in cash based on the greater of actual performance or target award.  The final awards for the 2008 performance share program amounted to 158,970 shares and will be paid out entirely in stock beginning in January 2011.

A summary of performance share activity under all plans is as follows:

		Weighted-
		Average	Aggregate
Dollars in millions,	Number of	Grant Date	Intrinsic
except share data	Shares	Fair Value	Value

Outstanding at October 26, 2007	268,345	$32.42

Shares granted	125,400	59.10
Target adjustment	(14,553)	46.23
Shares distributed	(97,464)	17.37	$5.9
Shares deferred	(19,263)	17.37	1.2
Shares forfeited	(12,486)	52.73

Outstanding at October 31, 2008	249,979	51.01

Shares granted	368,200	21.86
Target adjustment	22,144	41.25
Shares distributed	(89,342)	30.42	2.2
Shares forfeited	(30,031)	31.67

Outstanding at October 30, 2009	520,950	34.64

Shares granted	91,500	52.83
Target adjustment	263,258	34.27
Shares distributed	(63,666)	41.25	3.8
Shares forfeited	(49,431)	27.95

Outstanding at October 29, 2010	762,611	$36.57

At October 29, 2010 there was $8.8 million of unrecognized compensation expense related to performance shares that is expected to be recognized over a weighted-average period of 1.6 years.  At October 29, 2010 the balance of deferred performance shares is 109,198 shares.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

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

Under our share repurchase program, management is authorized to repurchase up to $2.0 billion in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011.  During 2010 we did not repurchase any of our common stock and in 2009 we repurchased $13.7 million of common stock representing 608,720 shares.  In September 2008, we purchased $93.6 million or 1,890,000 shares of common stock.  These shares were held in a brokerage account at Lehman Brothers Inc. (“LBI”), which subsequently filed for liquidation on September 19, 2008.  The liquidation of LBI is being administered by a court-appointed trustee (“SIPA Trustee”), pursuant to the Securities Investors Protection Act of 1970 and Chapter 7 of the United States Bankruptcy Code.  Our claim with respect to the shares in the LBI brokerage account, together with dividends paid on such shares, was allowed by the SIPA Trustee on March 25, 2009.  We anticipate that these shares, along with the cash from dividends paid since September 19, 2008 totaling $2.7 million, will be returned to us as part of these proceedings. However, the SIPA Trustee’s process of resolving claims and recovering assets in respect of the LBI bankruptcy estate is ongoing.  The repurchased shares have been reflected as treasury shares and the cash dividends have been reflected as a receivable in other current assets in the accompanying Consolidated Balance Sheet.  Under our currently authorized share repurchase program we have repurchased approximately $1.1 billion of common stock, representing 23,873,159 shares.

13.	Derivatives

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

For derivative contracts that are designated and qualify as a fair value hedge, gain or loss is recorded in the Consolidated Statement of Income under the heading Cost of Sales.  For the year ended October 29, 2010 and nine months ended October 30, 2009 we recorded a loss of $2.2 million and a loss of $5.3 million, respectively, in the Consolidated Statement of Income related to fair value hedges which was offset by foreign exchange fluctuations of the underlying receivable.  The prior year includes derivative information from January 31, 2009, the adoption date of ASC No. 815, “Derivatives and Hedging.”

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

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

The following table summarizes the effect of cash flow hedges on the Consolidated Statement of Income:

In thousands	Effective Portion			Ineffective Portion

		Location of	Amount of	Location of	Amount of
	Amount of	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
Derivative	Gain/(Loss)	Reclassified	Reclassified	Reclassified	Reclassified
Hedging	Recognized	from AOCI	from AOCI	from AOCI	from AOCI
Relationship	in OCI	into Earnings	into Earnings	into Earnings	into Earnings

Year ended October 29, 2010

Foreign currency forward contracts	$(6,491)	Cost of sales	$(4,894)	Cost of sales	$2,074
		Sales	3,402

Nine months ended October 30, 2009

Foreign currency forward contracts	$74,851	Cost of sales	$(36,667)	Cost of sales	$3,480
		Sales	1,297

14.	Operating Leases

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

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $26.5 million, $24.2 million, and $23.1 million for 2010, 2009, and 2008, respectively.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

At October 29, 2010, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes and insurance were as follows:

In millions
2011	$20.1
2012	15.2
2013	11.6
2014	9.4
2015	4.7
Thereafter	9.7
Total	$70.7

15.	Reorganization Items

Reorganization items include income, expenses and losses from settlement of items related to our reorganization under Chapter 11 of the Bankruptcy Code.

Net reorganization items for 2010, 2009, and 2008 consisted of the following:

In thousands	2010	2009	2008

Beloit U.K. claim settlement	$-	$-	$(2,055)
Beloit U.K. receivership settlement	-	5,665	-
Professional fees directly related to the reorganization and other	(1,310)	(605)	(364)
Net reorganization (expense) income	$(1,310)	$5,060	$(2,419)

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

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

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

Of the $147.7 million of intangible assets, $53.9 million has been assigned to trademarks which are not being amortized.  The remaining $93.8 million of intangible assets has been assigned to the following categories and are being amortized over a weighted-average useful life of 18 years:

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

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of certain other liabilities as of October 29, 2010 and October 30, 2009.

Fair Value Measurements
at October 29, 2010
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Total Fair	Assets	Inputs	Inputs
In thousands	Value	Value	Level 1	Level 2	Level 3

Current Assets
Cash and cash equivalents	$815,581	$815,581	$815,581	$-	$-

Other Current Assets
Derivatives	$10,643	$10,643	$-	$10,643	$-

Other Accrued Liabilities
Derivatives	$4,212	$4,212	$-	$4,212	$-

Long-term Obligations
6.0 % Senior Notes	$247,677	$273,125	$273,125	$-	$-
6.625% Senior Notes	$148,417	$152,438	$152,438	$-	$-

Fair Value Measurements at October 30, 2009
			Quoted
			Prices in
			Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Total Fair	Assets	Inputs	Inputs
In thousands	Value	Value	Level 1	Level 2	Level 3

Current Assets
Cash and cash equivalents	$471,685	$471,685	$471,685	$-	$-

Other Current Assets
Derivatives	$7,008	$7,008	$-	$7,008	$-

Short-term notes payable,
Including current portion of long-term obligations

Current portion of Term Loan	$17,500	$17,500	$-	$17,500	$-

Other Accrued Liabilities
Derivatives	$11,924	$11,924	$-	$11,924	$-

Long-term Obligations
6.0 % Senior Notes	$247,366	$250,605	$250,605	$-	$-
6.625% Senior Notes	$148,395	$138,287	$138,287	$-	$-
Term Loan	$126,875	$123,499	$-	$123,499	$-

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

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

19.	Commitments, Contingencies and Off-Balance-Sheet Risks

We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including over 1,000 asbestos and silica-related cases), employment, and commercial matters.  Also, as a normal part of operations, our subsidiaries undertake contractual obligations, warranties, and guarantees in connection with the sale of products or services.  Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

During the Chapter 11 reorganization of Harnischfeger Industries, Inc. (our “Predecessor Company”), in 1999 through the filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code, the Wisconsin Department of Workforce Development (“DWD”) filed claims against Beloit Corporation (“Beloit”), a former majority owned subsidiary, and us in federal bankruptcy court seeking “at least” $10.0 million in severance benefits and penalties, plus interest, on behalf of former Beloit employees.  DWD’s claim against Beloit included unpaid severance pay allegedly due under a severance policy Beloit established in 1996.  DWD alleges that Beloit violated its alleged contractual obligations under the 1996 policy when it amended the policy in 1999.  The Federal District Court for the District of Delaware removed DWD’s claims from the bankruptcy court and granted summary judgment in our favor on all of DWD’s claims in December 2001.  DWD appealed the decision and the judgment was ultimately vacated in part and remanded.  Following further proceedings, DWD’s only remaining claim against us is that our Predecessor Company tortiously interfered with Beloit’s employees’ severance benefits in connection with Beloit's decision to amend its severance policy.  We concluded a trial on DWD’s remaining claim during the week of March 1, 2010.  On September 21, 2010 the court granted judgment in our favor.  DWD then filed a post-judgment motion asking the court to change its decision.  We await a ruling on DWD’s latest motion.  If the court denies DWD’s motion, we expect that DWD will file an appeal with the United States Court of Appeals for the Third Circuit.  We do not believe these proceedings will have a significant effect on our financial condition, results of operations, or liquidity.

Because DWD's claims were still being litigated as of the effective date of our Plan of Reorganization, the Plan of Reorganization provided that the claim allowance process with respect to DWD's claims would continue as long as necessary to liquidate and determine these claims.

At October 29, 2010, we were contingently liable to banks, financial institutions, and others for approximately $204.5 million for outstanding letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business.  Of the $204.5 million, approximately $1.5 million remains in place and is substantially attributable to remaining workers compensation obligations of Beloit Corporation and $8.3 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters.  We believe that the resolution of such environmental matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity of the Company.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

20.	Subsequent Events

On November 17, 2010, our Directors declared a cash dividend of $0.175 per outstanding share of common stock.  The dividend will be paid on December 20, 2010 to all shareholders of record at the close of business on December 6, 2010.

21.	Segment Information

At October 29, 2010, we had two reportable segments: Underground Mining Machinery and Surface Mining Equipment.  At the beginning of fiscal 2010, the integration of the conveying business was completed, and the Continental Crushing and Conveying segment was combined with the Underground Mining Machinery and Surface Mining Equipment segments.  Crushing and conveying operating results related to surface applications are reported as part of the Surface Mining Equipment segment, while total crushing and conveying operating results are included with the Underground Mining Machinery segment.  Eliminations include the surface applications of crushing and conveying included in both operating segments.  The prior year presentation has been recast to reflect this change.

Operating income (loss) of segments does not include interest income and expense, reorganization items, corporate administration and provision for income taxes.  Identifiable assets are those used in our operations in each segment.  Corporate assets consist primarily of deferred financing costs, cash and cash equivalents and deferred income taxes.  The accounting policies of the segments are the same as those described in Note 2, “Significant Accounting Policies.”

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

	Underground	Surface
	Mining	Mining
In thousands	Machinery	Equipment	Corporate	Eliminations	Total

Fiscal 2010
Net Sales	$2,126,788	$1,518,605	$-	$(121,059)	$3,524,334

Operating income (loss)	$433,902	$336,236	$(43,126)	$(29,909)	$697,103
Interest Income	-	-	13,195	-	13,195
Interest expense	-	-	(29,964)	-	(29,964)
Reorganization items	-	-	(1,310)	-	(1,310)
Income before income taxes	$433,902	$336,236	$(61,205)	$(29,909)	$679,024

Depreciation and Amortization	$39,142	$20,472	$1,865	$-	$61,479

Capital Expenditures	$37,273	$35,380	$821	$-	$73,474

Total Assets	$1,803,141	$856,764	$624,136	$-	$3,284,041

Fiscal 2009
Net Sales	$2,278,691	$1,460,445	$-	$(140,822)	$3,598,314

Operating income (loss)	$461,019	$322,170	$(41,759)	$(39,118)	$702,312
Interest Income	-	-	7,485	-	7,485
Interest expense	-	-	(32,217)	-	(32,217)
Reorganization items	-	-	5,060	-	5,060
Income before income taxes	$461,019	$322,170	$(61,431)	$(39,118)	$682,640

Depreciation and Amortization	$39,689	$18,846	$1,079	$-	$59,614

Capital Expenditures	$54,903	$39,054	$171	$-	$94,128

Total Assets	$1,661,642	$791,480	$555,157	$-	$3,008,279

Fiscal 2008
Net Sales	$2,001,166	$1,540,987	$-	$(123,219)	$3,418,934

Operating income (loss)	$364,747	$250,093	$(34,897)	$(28,739)	$551,204
Interest Income	-	-	12,539	-	12,539
Interest expense	-	-	(34,237)	-	(34,237)
Reorganization items	-	-	(2,419)	-	(2,419)
Income before income taxes	$364,747	$250,093	$(59,014),	$(28,739)	$527,087

Depreciation and Amortization	$52,207	$19,181	$960	$-	$72,348

Capital Expenditures	$36,431	$47,774	$-	$-	$84,205

Total Assets	$1,542,936	$744,888	$356,489	$-	$2,644,313

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

Geographical Segment Information

			Sales to		Long
	Total	Interarea	Unaffiliated	Operating	Lived
In thousands	Sales	Sales	Customers	Income (Loss)	Assets

2010
United States	$2,135,032	$(601,475)	$1,533,557	$397,966	$235,021
Europe	315,836	(68,293)	247,543	31,371	53,190
Australia	527,663	(20,151)	507,512	91,911	38,783
Other Foreign	1,290,191	(54,469)	1,235,722	279,703	120,557
Interarea Eliminations	(744,388)	744,388	-	(60,722)	-
	$3,524,334	$-	$3,524,334	$740,229	$447,551

2009
United States	$2,333,654	$(550,105)	$1,783,549	$524,576	$217,768
Europe	520,012	(260,731)	259,281	82,678	44,682
Australia	579,160	(32,906)	546,254	96,928	41,233
Other Foreign	1,071,284	(62,054)	1,009,230	227,124	96,458
Interarea Eliminations	(905,796)	905,796	-	(187,235)	-
	$3,598,314	$-	$3,598,314	$744,071	$400,141

2008
United States	$2,155,911	$(523,378)	$1,632,533	$393,837	$213,998
Europe	573,234	(210,045)	363,189	93,591	36,268
Australia	522,828	(52,278)	470,550	54,334	28,179
Other Foreign	996,830	(44,168)	952,662	189,662	45,804
Interarea Eliminations	(829,869)	829,869	-	(145,323)	-
	$3,418,934	$-	$3,418,934	$586,101	$324,249

Product Information

In thousands	2010	2009	2008

Original equipment	$1,426,744	$1,628,375	$1,439,493
Aftermarket	2,097,590	1,969,939	1,979,441
Total revenues	$3,524,334	$3,598,314	$3,418,934

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

22.	Subsidiary Guarantors

The following tables present condensed consolidated financial information for fiscal years 2010, 2009, and 2008 for; (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes issued in November 2006, which include Joy Technologies Inc., P&H Mining Equipment Inc. and N.E.S Investment Co. and Continental Crushing & Conveying Inc.(“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

Condensed Consolidated
Statement of Income
Fiscal Year Ended October 29, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$2,081,016	$2,188,814	$(745,496)	$3,524,334

Cost of sales	-	1,400,103	1,551,507	(600,902)	2,350,708

Product development, selling and administrative expenses	42,776	237,392	200,468	-	480,636
Other income	-	59,799	(63,912)	-	(4,113)
Operating income (loss)	(42,776)	383,722	500,751	(144,594)	697,103

Intercompany items	41,121	(59,151)	(73,731)	91,761	-
Interest income (expense) - net	(28,209)	3,197	8,243	-	(16,769)
Reorganization items	(1,310)	-	-	-	(1,310)
Income (loss) from continuing operations before income taxes and equity	(31,174)	327,768	435,263	(52,833)	679,024

Provision (benefit) for income taxes	(25,294)	173,403	69,416	-	217,525
Equity in income (loss) of subsidiaries	467,379	139,231	-	(606,610)	-

Net Income	$461,499	$293,596	$365,847	$(659,443)	$461,499

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

Condensed Consolidated
Statement of Income
Fiscal Year Ended October 30, 2009
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$2,332,609	$2,178,182	$(912,477)	$3,598,314

Cost of sales	-	1,578,224	1,592,690	(725,400)	2,445,514

Product development, selling and administrative expenses	41,581	233,482	179,459	-	454,522
Other income	-	55,974	(60,008)	-	(4,034)
Operating income (loss)	(41,581)	464,929	466,041	(187,077)	702,312

Intercompany items	39,373	(62,360)	(94,177)	117,164	-
Interest income (expense) - net	(30,698)	2,247	3,719	-	(24,732)
Reorganization items	24,370	-	(19,310)	-	5,060
Income (loss) from continuing operations before income taxes and equity	(8,536)	404,816	356,273	(69,913)	682,640

Provision (benefit) for income taxes	(16,743)	167,017	77,716	-	227,990
Equity in income (loss) of subsidiaries	446,443	201,690	-	(648,133)	-

Net Income	$454,650	$439,489	$278,557	$(718,046)	$454,650

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

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

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

Condensed Consolidating Balance Sheets:
As of October 29, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$488,248	$744,525	$1,236,264	$(107,110)	$2,361,927
Property, plant and equipment-net	964	185,073	191,987	-	378,024
Intangible assets-net	-	284,993	19,524	-	304,517
Other assets	1,727,028	501,526	963,265	(2,952,246)	239,573

Total assets	$2,216,240	$1,716,117	$2,411,040	$(3,059,356)	$3,284,041

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$21,885	$477,105	$561,519	$(37,185)	$1,023,324
Long-term debt	396,094	-	232	-	396,326
Accrued pension costs	413,302	7,926	7,120	-	428,348
Other non-current liabilities	29,565	13,794	37,290	-	80,649
Shareholders’ equity	1,355,394	1,217,292	1,804,879	(3,022,171)	1,355,394

Total liabilities and shareholders’ equity	$2,216,240	$1,716,117	$2,411,040	$(3,059,356)	$3,284,041

As of October 30, 2009
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$217,949	$715,556	$1,115,916	$(99,394)	$1,950,027
Property, plant and equipment-net	278	177,497	169,283	-	347,058
Intangible assets-net	-	296,388	18,381	-	314,769
Other assets	1,863,561	360,773	975,382	(2,803,291)	396,425

Total assets	$2,081,788	$1,550,214	$2,278,962	$(2,902,685)	$3,008,279

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$55,355	$415,696	$484,410	$(28,677)	$926,784
Long-term debt	522,636	-	1,254	-	523,890
Accrued pension costs	560,812	7,934	7,394	-	576,140
Other non-current liabilities	129,246	12,419	26,061	-	167,726
Shareholders’ equity	813,739	1,114,165	1,759,843	(2,874,008)	813,739

Total liabilities and shareholders’ equity	$2,081,788	$1,550,214	$2,278,962	$(2,902,685)	$3,008,279

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 29, 2010

Condensed Consolidating Statement of Cash Flows:
Year Ended October 29, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$477,426	$36,453	$69,610	$-	$583,489
Net cash used by investing activities	(1,099)	(39,086)	(34,730)	-	(74,915)
Net cash provided (used) by financing activities	(183,255)	(135)	(1,666)	-	(185,056)

Effect of exchange rate changes on cash and cash equivalents	-	-	20,378	-	20,378
Increase in cash and cash equivalents	293,072	(2,768)	53,592	-	343,896
Cash and cash equivalents at beginning of period	146,223	19,030	306,432	-	471,685
Cash and cash equivalents at end of period	$439,295	$16,262	$360,024	$-	$815,581

Year Ended October 30, 2009
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$190,174	$51,468	$210,319	$-	$451,961
Net cash used by investing activities	(795)	(35,857)	(67,362)	-	(104,014)
Net cash used by financing activities	(98,849)	(13)	(8,699)	-	(107,561)

Effect of exchange rate changes on cash and cash equivalents	-	-	29,724	-	29,724
Increase in cash and cash equivalents	90,530	15,598	163,982	-	270,110
Cash and cash equivalents at beginning of period	55,693	3,432	142,450	-	201,575
Cash and cash equivalents at end of period	$146,223	$19,030	$306,432	$-	$471,685

Year Ended October 31, 2008
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$469,072	$29,735	$78,478	$-	$577,285
Net cash used by investing activities	(265,582)	(37,683)	(25,400)	-	(328,665)
Net cash used by financing activities	(184,411)	(14)	3,782	-	(180,643)

Effect of exchange rate changes on cash and cash equivalents	-	-	(39,650)	-	(39,650)
Increase in cash and cash equivalents	19,079	(7,962)	17,210	-	28,327
Cash and cash equivalents at beginning of period	36,614	11,394	125,240	-	173,248
Cash and cash equivalents at end of period	$55,693	$3,432	$142,450	$-	$201,575

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on the 20th day of December 2010.

JOY GLOBAL INC.
(Registrant)

/s/ Michael W. Sutherlin

Michael W. Sutherlin
President
And Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears above an asterisk below hereby constitutes and appoints Michael W. Sutherlin and Sean D. Major as his attorney or attorneys-in-fact and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying, approving and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 20, 2010.

Signature	Title

/s/ Michael W. Sutherlin	President and Chief Executive Officer
Michael W. Sutherlin	(Principal Executive Officer)

/s/ Michael S. Olsen	Executive Vice President, Chief Financial Officer and Treasurer
Michael S. Olsen	(Principal Financial Officer)

/s/ Ricky T. Dillon	Vice President, Controller and Chief Accounting Officer
Ricky T. Dillon*	(Principal Accounting Officer)

/s/ John Nils Hanson	Chairman of the Board of Directors
John Nils Hanson*

/s/ Steven L. Gerard	Director
Steven L. Gerard*

/s/ Ken C. Johnsen	Director
Ken C. Johnsen*

/s/ Gale E. Klappa	Director
Gale E. Klappa*

/s/ Richard B. Loynd	Director
Richard B. Loynd*

/s/ P. Eric Siegert	Director
P. Eric Siegert*

/s/ James H. Tate	Director
James H. Tate*

December 20, 2010

By:	/s/ Michael W. Sutherlin
Michael W. Sutherlin, Attorney-in-fact

Index

JOY GLOBAL INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Additions		Currency	Acquisitions /	Balance
	Beginning	Charged		Translation	Discontinued	at End
Classification	of Year	to Expense	Deductions (1)	Effects	Operations	of Year

Allowance Deducted in Consolidated
Balance Sheet from Accounts Receivable:

Fiscal 2010	$10,688	$4,020	$(5,535)	$708	$-	$9,881

Fiscal 2009	$4,836	$6,923	$(1,433)	$362	$-	$10,688

Fiscal 2008	$3,970	$1,281	$(892)	$(406)	$883	$4,836

(1) Represents write-off of bad debts net of recoveries

	Balance at	Allocated	Allocated	Reclass to	Balance
	Beginning	to Tax	to	L-T Deferred	at End
	of Year	Expense	APIC	Tax Assets	of Year

Allowance Deducted in Consolidated
Balance Sheet from Deferred Tax Assets:

Fiscal 2010	$113,604	$1,164	$-	$8,744	$123,512

Fiscal 2009	$112,933	$114	$-	$557	$113,604

Fiscal 2008	$115,490	$(3,495)	$(1,030)	$1,968	$112,933