Form 10-Q
period 2011-01-28
JOY GLOBAL INC
filed 2011-03-04
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  January 28, 2011
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
NON-ACCELERATED FILER ☐ SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2011
Common Stock, $1 par value	104,786,946

JOY GLOBAL INC.

FORM 10-Q -- INDEX
January 28, 2011

Index

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are identified by forward-looking terms such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “may be,” “objective,” “plan,” “predict,” “should,” “will be,” and similar expressions.  Forward-looking statements are based on our expectations and assumptions at the time they are made and are subject to risks and uncertainties, that may cause actual results to differ materially from the forward-looking statements.  In addition, certain market outlook information is based on third party sources that we cannot independently verify, but that we believe to be reliable.  Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, and the risks discussed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for our fiscal year ended October 29, 2010, and in other filings that we make with the SEC. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement.  All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Index

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Quarter Ended
	January 28,	January 29,
	2011	2010

Net sales	$869,532	$729,220
Costs and expenses:
Cost of sales	584,131	502,438
Product development, selling and administrative expenses	132,130	110,015
Other income	(527)	(793)
Operating income	153,798	117,560
Interest income	3,445	2,864
Interest expense	(7,831)	(7,460)
Reorganization items	(35)	(50)
Income before income taxes	149,377	112,914
Provision for income taxes	47,145	36,697
Net income	$102,232	$76,217
Basic earnings per share	$0.98	$0.74
Diluted earnings per share	$0.96	$0.73
Dividends per share	$0.175	$0.175
Weighted average shares outstanding:
Basic	104,158	102,759
Diluted	106,043	104,383

See Notes to Condensed Consolidated Financial Statements.

Index

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	January 28,	October 29,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$819,546	$815,581
Accounts receivable, net	670,473	674,135
Inventories	836,972	764,945
Other current assets	115,757	107,266
Total current assets	2,442,748	2,361,927

Property, plant and equipment, net	394,754	378,024
Other intangible assets, net	176,797	178,831
Goodwill	125,920	125,686
Deferred income taxes	138,700	162,682
Other non-current assets	76,958	76,891
Total assets	$3,355,877	$3,284,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$4,711	$1,550
Trade accounts payable	257,036	291,742
Employee compensation and benefits	76,148	128,132
Advance payments and progress billings	454,906	376,300
Accrued warranties	61,479	62,351
Other accrued liabilities	125,260	163,249
Total current liabilities	979,540	1,023,324

Long-term obligations	396,283	396,326
Accrued pension costs	394,338	428,348
Other liabilities	81,418	80,649
Total liabilities	1,851,579	1,928,647

Shareholders’ equity	1,504,298	1,355,394

Total liabilities and shareholders’ equity	$3,355,877	$3,284,041

See Notes to Condensed Consolidated Financial Statements.

Index

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarter Ended
	January 28,	January 29,
	2011	2010
Operating Activities:
Net income	$102,232	$76,217
Depreciation and amortization	15,862	13,874
Change in deferred income taxes	829	74
Excess income tax benefit from share-based payment awards	(14,260)	(3,175)
Contributions to retiree benefit plans	(43,774)	(7,439)
Retiree benefit plan expense	12,800	13,681
Other, net	548	3,562

Changes in Working Capital Items:
Accounts receivable, net	12,132	39,124
Inventories	(70,818)	(433)
Other current assets	(9,010)	7,406
Trade accounts payable	(33,682)	(26,020)
Employee compensation and benefits	(52,408)	(44,943)
Advance payments and progress billings	77,305	16,970
Other accrued liabilities	(4,733)	(29,359)

Net cash (used) provided by operating activities	(6,977)	59,539

Investment Activities:
Property, plant and equipment acquired	(28,402)	(14,081)
Other, net	53	(1,642)

Net cash used by investment activities	(28,349)	(15,723)

Financing Activities:
Share-based payment awards	53,163	13,945
Dividends paid	(18,133)	(17,930)
Change in short and long-term obligations, net	3,030	(3,575)
Financing fees	(75)	-

Net cash provided (used) by financing activities	37,985	(7,560)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1,306	(2,891)

Increase in Cash and Cash Equivalents	3,965	33,365
Cash and Cash Equivalents at Beginning of Period	815,581	471,685

Cash and Cash Equivalents at End of Period	$819,546	$505,050

See Notes to Condensed Consolidated Financial Statements.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2011
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

These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2010.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

We are exposed to certain foreign currency risks in the normal course of our global business operations.  For derivative contracts that are designated and qualify for a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax.  This amount is reclassified into the income statement on the line associated with the underlying transaction for the period(s) in which the hedged transaction affects earnings.  The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by February 2012.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2011
(Unaudited)

For derivative contracts that are designated and qualify as a fair value hedge, gain or loss is recorded in the Consolidated Statement of Income under the heading Cost of Sales.  For the quarters ended January 28, 2011 and January 29, 2010 we recorded $0.2 million loss and an immaterial gain, respectively, in the Consolidated Statement of Income related to fair value hedges which was offset by foreign exchange fluctuations of the underlying receivable.

We are exposed to credit-related losses in the event of non-performance by counterparties to our forward exchange contracts.  We currently have a concentration of these contracts held with Bank of America, N.A., which maintains an investment grade rating as of quarter end.  We do not expect any counterparties, including Bank of America, N.A., to fail to meet their obligations.  A contract is generally subject to credit risk only when it has a positive fair value and the maximum exposure is the amount of the positive fair value.

Forward exchange contracts are entered into to protect the value of forecasted transactions and committed future foreign currency receipts and disbursements and consequently any market-related loss on the forward contract would be offset by changes in the value of the hedged item.  As a result, we are generally not exposed to net market risk associated with these instruments.

The following table summarizes the effect of cash flow hedges on the Consolidated Statement of Income:

In thousands	Effective Portion			Ineffective Portion

Derivative Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Location of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings

Quarter ended January 28, 2011

Foreign currency forward contracts	$1,469	Cost of sales	$(822)	Cost of sales	$22
		Sales	2,939

Quarter ended January 29, 2010

Foreign currency forward contracts	$(4,958)	Cost of sales	$329	Cost of sales	$2,550
		Sales	(100)

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2011
(Unaudited)

4.	Borrowings and Credit Facilities

Direct borrowings and capital lease obligations consisted of the following:

	January 28,	October 29,
In thousands	2011	2010
6.0% Senior Notes due 2016	$247,758	$247,677
6.625% Senior Notes due 2036	148,423	148,417
Short-term notes payable and bank overdrafts	4,362	1,208
Capital leases and other	451	574
	400,994	397,876
Less: Amounts due within one year	(4,711)	(1,550)

Long-term obligations	$396,283	$396,326

We have a $500.0 million unsecured revolving credit facility (“Credit Agreement”) set to expire November 3, 2014.  Outstanding borrowings bear interest equal to the London Interbank Offered Rate (“LIBOR”) (defined as applicable LIBOR rate for the equivalent interest period plus 1.75% to 2.75%) or the Base Rate (defined as the higher of the Prime Rate, Federal Funds Effective Rate plus 0.5%,or Eurodollar Rate plus 1.0%) at our option.  We pay a commitment fee ranging from 0.25% to 0.5% on the unused portion of the revolving credit facility based on our credit rating.  The Credit Agreement requires the maintenance of certain financial covenants, including leverage and interest coverage ratios.  The Credit Agreement also restricts payments of dividends or other return of capital when the consolidated leverage ratio exceeds a stated level amount. At January 28, 2011, we were in compliance with all financial covenants in the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

At January 28, 2011, there was $294.3 million available for borrowings under the Credit Agreement.   Outstanding letters of credit issued under the Credit Agreement, which count toward the $500.0 million credit limit, totaled $205.7 million.  At January 28, 2011, there were no outstanding direct borrowings under the Credit Agreement.

5.	Warranties

The following table reconciles the changes in the product warranty reserve:

	Quarter Ended
	January 28,	January 29,
In thousands	2011	2010
Balance, beginning of period	$62,351	$58,947
Accrual for warranty expensed during the period	6,565	8,264
Settlements made during the period	(8,430)	(5,331)
Change in liability for pre-existing warranties during the period, including expirations	144	(115)
Effect of foreign currency translation	849	(368)
Balance, end of period	$61,479	$61,397

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2011
(Unaudited)

6.	Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted-average number of shares outstanding during each period.  Diluted net income per share is computed based on the weighted-average number of shares outstanding during each period, plus dilutive potential shares considered outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share:

	Quarter Ended
	January 28,	January 29,
In thousands except per share data	2011	2010
Numerator:
Net income	$102,232	$76,217

Denominator:
Denominator for basic net income per share -
Weighted average shares	104,158	102,759
Effect of dilutive securities:
Stock options, restricted stock units and performance shares	1,885	1,624
Denominator for diluted net income per share -
Adjusted weighted average shares and assumed conversions	106,043	104,383

Basic earnings per share:	$0.98	$0.74

Diluted earnings per share:	$0.96	$0.73

7.	Contingent Liabilities

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

During the Chapter 11 reorganization of Harnischfeger Industries, Inc. (our “Predecessor Company”), in 1999 through the filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code, the Wisconsin Department of Workforce Development (“DWD”) filed claims against Beloit Corporation (“Beloit”), a former majority owned subsidiary, and us in federal bankruptcy court seeking “at least” $10 million in severance benefits and penalties, plus interest, on behalf of former Beloit employees.  DWD’s claim against Beloit included unpaid severance pay due under a severance policy Beloit established in 1996.  DWD alleges that Beloit violated its alleged contractual obligations under the 1996 policy when it amended the policy in 1999.  The Federal District Court for the District of Delaware removed DWD’s claims from the bankruptcy court and granted summary judgment in our favor on all of DWD’s claims in December 2001.  DWD appealed the decision and the judgment was ultimately vacated in part and remanded.  Following further proceedings, DWD’s only remaining claim against us is that our Predecessor Company tortiously interfered with Beloit's decision to amend its severance policy.  We concluded a trial on DWD’s remaining claim during the week of March 1, 2010.  On September 21, 2010, the court granted judgment in our favor.  DWD then filed a post-judgment motion asking the court to change its decision.  We await a ruling on DWD’s latest motion.  If the court denies DWD’s motion, we expect that DWD will file an appeal with the United States Court of Appeals for the Third Circuit.  We do not believe these proceedings will have a significant effect on our financial condition, results of operations, or liquidity.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2011
(Unaudited)

Because DWD’s claims were still being litigated as of the effective date of our plan of reorganization, the plan of reorganization provided that the claim allowance process with respect to DWD’s claims would continue as long as necessary to liquidate and determine these claims.

On January 28, 2011, we were contingently liable to banks, financial institutions, and others for approximately $228.7 million for outstanding letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business.  Of the $228.7 million, approximately $14.2 million relates to surety bonds and $12.4 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of certain other liabilities.  As of January 28, 2011 and October 29, 2010 we did not have any level 3 assets or liabilities.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2011
(Unaudited)

Fair Value Measurements
at January 28, 2011
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2

Current Assets
Cash and cash equivalents	$819,546	$819,546	$819,546	$-

Other Current Assets
Derivatives	$8,322	$8,322	$-	$8,322

Other Accrued Liabilities
Derivatives	$1,765	$1,765	$-	$1,765

Long-term Obligations
6.0 % Senior Notes	$247,758	$277,500	$277,500	$-
6.625% Senior Notes	$148,423	$150,720	$150,720	$-

Fair Value Measurements
at October 29, 2010
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2

Current Assets
Cash and cash equivalents	$815,581	$815,581	$815,581	$-

Other Current Assets
Derivatives	$10,643	$10,643	$-	$10,643

Other Accrued Liabilities
Derivatives	$4,212	$4,212	$-	$4,212

Long-term Obligations
6.0 % Senior Notes	$247,677	$273,125	$273,125	$-
6.625% Senior Notes	$148,417	$152,438	$152,438	$-

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents: The carrying value approximates fair value because of the short maturity of those instruments.

Derivatives: The fair value of forward foreign exchange contracts represents the estimated amounts receivable (payable) to terminate such contracts at the respective period end based on foreign exchange market prices at that date.

Senior Notes:  The fair market value of the Senior Notes is estimated based on market quotations at the respective period end.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2011
(Unaudited)

9.	Share-Based Compensation

We recognized total share-based compensation expense for the quarter ended January 28, 2011 and January 29, 2010 of approximately $6.0 million and $5.2 million, respectively.

Stock Options

	Number of Options	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value (In Millions)

Outstanding at October 29, 2010	2,846,686	$35.09	$102.1

Options granted	500,500	80.62
Options exercised	(1,061,990)	36.63	52.1
Options forfeited and cancelled	(17,499)	31.47
Outstanding at January 28, 2011	2,267,697	$44.44	$92.8
Exercisable at January 28, 2011	863,308	$34.72	$43.7

The fair value of the stock awards is the estimated fair value at grant date using the Black-Scholes valuation model and is recognized as expense on a straight line basis over the vesting period, which is three years.  The weighted average assumptions and resulting estimated fair value is as follows:

Quarter Ended January 28, 2011
Risk free interest rate	0.78%
Expected volatility	41.07%
Expected life in years	3.83
Dividend yield	0.90%
Weighted average estimated fair value at grant date	$24.20

Restricted Stock Units

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (In Millions)

Outstanding at October 29, 2010	681,501	$35.03

Units granted	238,250	80.63
Units earned from dividends	1,771	86.63
Units settled	(26,446)	46.15	$2.1
Units deferred	(14,251)	51.08	1.1
Units forfeited	(6,345)	36.27
Outstanding at January 28, 2011	874,480	$47.78

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2011
(Unaudited)

Performance Shares

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (In Millions)

Outstanding at October 29, 2010	762,611	$36.57

Shares granted	75,000	80.69
Shares distributed	(158,970)	56.87	$13.7
Shares forfeited	(7,650)	30.84
Outstanding at January 28, 2011	670,991	$36.76

10.	Inventories

Consolidated inventories consisted of the following:

	January 28,	October 29,
In thousands	2011	2010
Finished goods	$560,786	$503,356
Work in process and purchased parts	206,389	183,658
Raw materials	69,797	77,931
	$836,972	$764,945

11.	Comprehensive Income

Comprehensive income consisted of the following net of taxes where applicable:

	Quarter Ended
	January 28,	January 29,
In thousands	2011	2010

Net income	$102,232	$76,217
Other comprehensive income (loss):
Pension & postretirement adjustments	5,886	8,084
Translation adjustments	4,653	(9,736)
Derivative fair value adjustments	(422)	(4,729)
Total other comprehensive income (loss)	10,117	(6,381)
Comprehensive income	$112,349	$69,836

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2011
(Unaudited)

12.	Retiree Benefits

The components of the net periodic pension and other post-retirement benefits expense recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
	January 28,	January 29,	January 28,	January 29,
In thousands	2011	2010	2011	2010
Service cost	$5,135	$5,273	$285	$258
Interest cost	21,191	21,316	406	410
Expected return on assets	(22,884)	(21,593)	(92)	(67)
Amortization of:
Prior service cost	344	290	12	-
Actuarial loss (gain)	8,787	8,146	(384)	(352)
Net periodic benefit cost	$12,573	$13,432	$227	$249

The actuarial loss (gain) arises from differences in estimates and actual experiences for certain assumptions including changes in discount rate, expected return on assets and future salary rate increases.  For 2011, we expect to contribute approximately $135.0 to $145.0 million to our defined benefit employee pension plans globally.

13.	Segment Information

We operate in two reportable segments: Underground Mining Machinery and Surface Mining Equipment.  Crushing and conveying operating results related to surface applications are reported as part of the Surface Mining Equipment segment, while total crushing and conveying operating results are included with the Underground Mining Machinery segment.  Eliminations include the surface applications of crushing and conveying included in both operating segments.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2011
(Unaudited)

In thousands	Underground Mining Machinery	Surface Mining Equipment	Corporate	Eliminations	Total
First Quarter 2011
Net sales	$510,938	$385,843	$-	$(27,249)	$869,532
Operating income (loss)	95,371	75,885	(10,714)	(6,744)	153,798
Interest and reorganization items	-	-	(4,421)	-	(4,421)
Income before income taxes	$95,371	$75,885	$(15,135)	$(6,744)	$149,377
Depreciation and amortization	$10,188	$5,617	$57	$-	$15,862
Capital expenditures	$19,703	$8,699	$-	$-	$28,402
First Quarter 2010
Net sales	$423,731	$328,000	$-	$(22,511)	$729,220
Operating income (loss)	$68,223	$65,384	$(10,250)	$(5,797)	$117,560
Interest and reorganization items	-	-	(4,646)	-	(4,646)
Income before income taxes	$68,223	$65,384	$(14,896)	$(5,797)	$112,914
Depreciation and amortization	$8,736	$5,111	$27	$-	$13,874
Capital expenditures	$8,332	$5,635	$114	$-	$14,081

14.	Subsequent Event

On February 16, 2011, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock.  The dividend will be paid on March 18, 2011 to all shareholders of record at the close of business on March 4, 2011.

15.	Recent Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU No. 2009-17 clarifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  This ASU is effective for us beginning in the first quarter of fiscal 2011 (October 30, 2010).  The adoption of ASU No. 2009-17 did not have a material impact on our consolidated financial statements.

In October 2009, FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.”  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities.  Specifically, this ASU addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  This ASU is effective for us beginning in the first quarter of fiscal 2011 (October 30, 2010). The adoption ASU No. 2009-13 did not have a material impact on our consolidated financial statements.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2011
(Unaudited)

16.	Subsidiary Guarantors

The following tables present condensed consolidated financial information as of January 28, 2011 and October 29, 2010 and for the quarters ended January 28, 2011, January 29, 2010 and October 29, 2010 for: (a) the parent company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes issued in November 2006, which include the significant domestic operations of Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co., and Continental Crushing & Conveying Inc. (“Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidating Statement of Income
Quarter Ended January 28, 2011
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$-	$532,140	$518,202	$(180,810)	$869,532

Cost of sales	-	358,535	368,832	(143,236)	584,131

Product development, selling and administrative expenses	10,688	64,009	57,433	-	132,130
Other (income) expense	-	19,113	(19,640)	-	(527)
Operating income (loss)	(10,688)	90,483	111,577	(37,574)	153,798

Intercompany items	11,634	(14,430)	(16,213)	19,009	-
Interest income (expense) - net	(7,483)	870	2,227	-	(4,386)
Reorganization items	(35)	-	-	-	(35)
Income (loss) before income taxes and equity	(6,572)	76,923	97,591	(18,565)	149,377

Provision (benefit) for income taxes	(6,830)	33,848	20,127	-	47,145
Equity in income of subsidiaries	101,974	28,667	-	(130,641)	-

Net income	$102,232	$71,742	$77,464	$(149,206)	$102,232

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2011
(Unaudited)

Condensed Consolidating Statement of Income
Quarter Ended January 29, 2010
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$-	$445,793	$416,602	$(133,175)	$729,220

Cost of sales	-	307,378	303,279	(108,219)	502,438

Product development, selling and administrative expenses	10,252	56,844	42,919	-	110,015
Other income	-	16,173	(16,966)	-	(793)
Operating income (loss)	(10,252)	65,398	87,370	(24,956)	117,560

Intercompany items	9,649	(15,932)	(14,650)	20,933	-
Interest income (expense) - net	(7,164)	866	1,702	-	(4,596)
Reorganization items	(50)	-	-	-	(50)
Income (loss) before income taxes and equity	(7,817)	50,332	74,422	(4,023)	112,914

Provision (benefit) for income taxes	(5,538)	34,342	7,893	-	36,697
Equity in income (loss) of subsidiaries	78,496	40,148	-	(118,644)	-

Net income	$76,217	$56,138	$66,529	$(122,667)	$76,217

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2011
(Unaudited)

Condensed Consolidating Balance Sheets:
As of January 28, 2011
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$539,167	$804,903	$1,199,820	$(101,142)	$2,442,748
Property, plant and equipment-net	907	194,011	199,836	-	394,754
Intangible assets-net	-	282,995	19,722	-	302,717
Other assets	1,752,973	516,562	1,042,262	(3,096,139)	215.658
Total assets	$2,293,047	$1,798,471	$2,461,640	$(3,197,281)	$3,355,877

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$(5,647)	$479,042	$537,443	$(31,298)	$979,540
Long-term debt	396,181	-	102	-	396,283
Accrued pension costs	379,277	8,016	7,045	-	394,338
Other non-current liabilities	18,938	13,095	49,385	-	81,418
Shareholders’ equity	1,504,298	1,298,318	1,867,665	(3,165,983)	1,504,298
Total liabilities and shareholders’ equity	$2,293,047	$1,798,471	$2,461,640	$(3,197,281)	$3,355,877

As of October 29, 2010
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$488,248	$744,525	$1,236,264	$(107,110)	$2,361,927
Property, plant and equipment-net	964	185,073	191,987	-	378,024
Intangible assets-net	-	284,993	19,524	-	304,517
Other assets	1,727,028	501,526	963,265	(2,952,246)	239,573
Total assets	$2,216,240	$1,716,117	$2,411,040	$(3,059,356)	$3,284,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$21,885	$477,105	$561,519	$(37,185)	$1,023,324
Long-term debt	396,094	-	232	-	396,326
Accrued pension costs	413,302	7,926	7,120	-	428,348
Other non-current liabilities	29,565	13,794	37,290	-	80,649
Shareholders’ equity	1,355,394	1,217,292	1,804,879	(3,022,171)	1,355,394
Total liabilities and shareholders’ equity	$2,216,240	$1,716,117	$2,411,040	$(3,059,356)	$3,284,041

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2011
(Unaudited)

Condensed Consolidating Statement of Cash Flows:
Quarter Ended January 28, 2011
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated

Net cash provided (used) by operating activities	$9,276	$33,613	$(49,866)	$(6,977)
Net cash used by investing activities	(109)	(16,536)	(11,704)	(28,349)
Net cash provided by financing activities	34,955	-	3,030	37,985

Effect of exchange rate changes on cash and cash equivalents	-	-	1,306	1,306
Increase (decrease) in cash and cash equivalents	44,122	17,077	(57,234)	3,965
Cash and cash equivalents at beginning of period	439,295	16,262	360,024	815,581
Cash and cash equivalents at end of period	$483,417	$33,339	$302,790	$819,546

Quarter Ended January 29, 2010
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated

Net cash provided (used) by operating activities	$57,714	$(5,951)	$7,776	$59,539
Net cash used by investing activities	(154)	(4,827)	(10,742)	(15,723)
Net cash (used) provided by financing activities	(8,360)	4	796	(7,560)

Effect of exchange rate changes on cash and cash equivalents	-	-	(2,891)	(2,891)
Increase (decrease) in cash and cash equivalents	49,200	(10,774)	(5,061)	33,365
Cash and cash equivalents at beginning of period	146,223	19,028	306,434	471,685
Cash and cash equivalents at end of period	$195,423	$8,254	$301,373	$505,050

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

Operating Results

Bookings in the first quarter of 2011 were $1.2 billion, an increase of 52% from the prior year first quarter.  Aftermarket bookings increased $90.5 million or 18% from the prior year first quarter as parts orders were up across most regions.  Original equipment bookings increased $328.9 million or 106% from the prior year driven by a significant underground order in Australia and room and pillar equipment orders in the United States.

Net sales in the first quarter of 2011 were $869.5 million, an increase of 19% from the prior year.  Sales growth was driven by aftermarket parts and services from both the underground and surface divisions.  Original equipment sales were up 12% in the first quarter of 2011.

Operating profit in the first quarter of 2011 was $153.8 million, an increase of 31% from the prior year.  Operating profit margins increased to 17.7%, as compared to 16.1% in the prior year first quarter due from a favorable mix effect with a higher proportion of aftermarket sales, partially offset by increased product development, selling and administrative expense.

Net sales and operating profit were unfavorably impacted by $24.0 million and $7.9 million, respectively, from delays in shipments associated with flooding in Queensland, Australia.  All delayed shipments are expected to be caught up over the remainder of 2011.

The weaker U.S. dollar in the first quarter of 2011 as compared to the prior year first quarter provided a benefit to orders, net sales and operating income of $57.2 million, $14.5 million and $2.5 million, respectively.

Market Outlook

International commodity markets continue to be driven by strong growth in emerging markets and recovery in industrialized economies.  Industrial sector inventory levels that were drawn down in 2009 have remained at historically low levels.  With the improved outlook, companies are planning to increase inventory levels to support higher sales.  This restocking effect will add another element to global commodity demand.  In the emerging markets, China and India have announced major infrastructure projects as they continue on their path of industrialization.  These infrastructure projects will continue to drive high demand for commodities such as coal, copper and iron ore.

Global steel production was essentially flat during much of 2010, but growth resumed in the fourth quarter and production is expected to be up in 2011.  Supply constraints have kept upward pressure on both iron ore and metallurgical coal prices.  Iron ore supply has been limited by export restrictions from India and rapidly declining ore grades in China.  Although contract prices for iron ore at the end of 2010 were up from the year prior, they are below spot prices and are set to increase further in 2011.  The major seaborne iron ore producers have plans to increase production, but markets should remain tight for the next several years as these expansions will take five to six years to complete.  Metallurgical coal prices were also on the rise in 2010, moving from $200 per tonne at the end of 2009 to $225 in the fourth quarter of 2010.

Index

The seaborne market for thermal coal continues to be driven by demand from China and India.  China and India’s share of seaborne coal trade has doubled in the last three years.  China’s domestic coal production has been growing over 15% per year and is expected to continue that growth.  India produced about 550 million tonnes of coal in 2010 and has plans to grow to 700 million tonnes in five years.  Despite this strong domestic growth, imports will continue to grow in China and India.   China coal imports are expected to grow in 2011 and India’s imports are expected to grow over the same period.  This continued growth in demand has raised contract prices for seaborne thermal coal from $98 per tonne last year to $125 per tonne for the first quarter of 2011.  As a result, there are a large number of mine expansion projects in seaborne exporting countries such as Australia, South Africa and South America.

Flooding and cyclones disrupted coal supplies from Australia, which supplies 50% of seaborne metallurgical coal and 8% of seaborne thermal coal.  Prices have spiked in response to supply shortages estimated to be 10 to 20 million tonnes for the year.  Metallurgical coal prices increased to $380 per tonne and thermal coal to $145 per tonne.  However, mines were better prepared after the flooding in 2008 and are expected to return to full production sooner.  Coal prices are expected to moderate in the second half of this year, but still show significant year over year growth based on longer term supply-demand fundamentals.

The U.S. coal market improved during 2010, driven by increased coal burn for power generation, declining utility stockpiles, increasing exports and rising prices.  Demand for coal grew in 2010.  Electricity demand was up 5.5% in 2010 and two-thirds of that increase was fueled by coal.  Utility stockpiles declined in 2010, and they should decline again in 2011 at current supply levels.  In addition, there are 22 gigawatts of new coal fired capacity that will come on line by 2012.  Exports increased in 2010, and export growth is expected to continue.   Producers in the Powder River Basin (“PRB”) are investing in capacity to increase their exports from West Coast ports.  As a result of this improved outlook, prices for Eastern and PRB coal are up more than 30% and 50%, respectively.  U.S. customers are renewing and expanding their equipment fleets, with some new mine projects being discussed.

While China primarily supported the copper market through 2009, the rest of the world created 60% of demand growth in 2010. Global copper demand was in excess of supply in 2010 and the annual deficit is expected to grow in 2011.  Copper has the longest lead time and highest risk associated with new green field capacity, and this adds support for copper prices.  Today’s prices of $4.50 per pound are expected to top $5.00 later this year.   The long-term strong demand and pricing outlook is driving expansion projects in low cost regions such as South America and in higher cost regions such as North America.  In addition, there is an increasing pace of investment in longer term capacity from Central Africa and Mongolia.

With rising oil prices, the oil sands continue to increase production via brown field expansion.  In addition, several delayed projects should be reactivated in 2011.  And finally, aftermarket activity will increase as shovels delivered in the past three to four years reach their first rebuild cycle.

The strong outlook for commodity demand is increasing commodity prices to levels needed to support broad based expansion, including expansion in high cost regions.  Customer capital expenditures are expected to be up in 2011, after rising last year.  There is a strong correlation between customer capital expenditures and our bookings for original equipment.

Index

Company Outlook

We expect continued strength in the demand for mining equipment and aftermarket services as our customers increase their production levels and add to their mine expansion plans.  This outlook is supported by two underlying trends.  First, the list of qualified machine prospects continues to increase even with the strong growth in original equipment bookings.  As a result, the prospect list is growing faster than bookings, and this provides the basis for an expectation of continued increases in order rates.  Secondly, our customers are moving discussions from single projects to expansion programs that span four to five years and involve multiple projects.  In combination, these underlying trends provide confidence that we are in the early stages of a long-term growth phase.

We have been projecting our original equipment order rate to grow modestly through the first half of this year, with stronger increases in the second half.  This was driven by our view that the transition from brown field to green field projects would occur later because of the longer lead time for the green field projects.  We are now seeing the impact of certain green field projects that were previously deferred.  We therefore expect a blended transition, with sustainable increases in order rates that are representative of the earlier stages of the prior growth cycle, but not a rapid acceleration of order rates.

Results of Operations

Quarter Ended January 28, 2011 to Quarter Ended January 29, 2010

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	January 28,	January 29,	$	%
In thousands	2011	2010	Change	Change
Net Sales
Underground Mining Machinery	$510,938	$423,731	$87,207	20.6
Surface Mining Equipment	385,843	328,000	57,843	17.6
Eliminations	(27,249)	(22,511)	(4,738)	(21.0)
Total	$869,532	$729,220	$140,312	19.2

First quarter of 2011 Underground Mining Machinery net sales were $510.9 million compared to the prior year first quarter of $423.7 million, which included a $64.8 million increase in aftermarket sales and $22.4 million increase in original equipment sales.  Aftermarket sales were driven by parts sales and rebuilds.  Parts sales increased in most regions globally, led by increases of $13.4 million and $13.9 million in the United States and China, respectively.  Rebuilds increased in the United States, Africa and the United Kingdom.  Original equipment sales increases were primarily related to the Chinese and United States markets.  Original equipment sales increased in China by $39.5 million primarily due to longwall application equipment while in the United States a $12.6 million increase was driven by room and pillar and conveyor equipment.  Original equipment sales decreased in the United Kingdom, Africa and Australia, led by an $11.7 million decrease in the United Kingdom primarily due to decreased longwall application equipment sales.

Index

First quarter of 2011 Surface Mining Equipment net sales were $385.8 million compared to the prior year first quarter of $328.0 million, which included a $44.5 million increase in aftermarket sales and a $13.3 million increase in original equipment sales.  The increase in aftermarket sales was primarily related to activity in North and South America coal and copper markets.  Original equipment sales increased primarily due to increased alliance sales of $9.2 million.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	January 28, 2011		January 29, 2010
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales
Underground Mining Machinery	$95,371	18.7%	$68,223	16.1%
Surface Mining Equipment	75,885	19.7%	65,384	19.9%
Corporate Expense	(10,714)	-	(10,250)	-
Eliminations	(6,744)	-	(5,797)	-
Total	$153,798	17.7%	$117,560	16.1%

Operating income for Underground Mining Machinery was $95.4 million in the first quarter of 2011 compared to operating income of $68.2 million in the first quarter of 2010.  Operating income was favorably impacted by $34.7 million associated with higher sales volumes and $7.4 million from a favorable mix effect with a higher proportion of aftermarket sales.  Partially offsetting these increases was $12.9 million of increased selling, product and administrative expenses.

Operating income for Surface Mining Equipment was $75.9 million in the first quarter of 2011 compared to operating income of $65.4 million in the first quarter of 2010.  Operating income was favorably impacted by $19.1 million associated with higher sales volumes and $5.0 million from a favorable mix effect with a higher proportion of aftermarket sales.  Partially offsetting these increases was $8.8 million of increased selling, product and administrative expenses.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense was $132.1 million, or 15.2% of sales, in the first quarter of 2011, compared to $110.0 million, or 15.1% of sales, in the first quarter of 2010.  Product development, selling and administrative expense increased in the first quarter of 2011 due to increased administrative expense of $11.4 million, selling expense of $8.5 million and increased product development costs of $2.8 million.  Product development costs increased from the first quarter of 2010 primarily due to the funding of certain research and developments costs as these projects move into the final testing phase.  Increased selling and administrative costs are associated with initiatives, such as operational excellence programs, which are creating efficiencies on the shop floor, through the onsite erection process. Selling and administrative costs also were up in the first quarter of 2011 due to increased activity in China and other emerging markets.

Index

Provision for Income Taxes

Income tax expense was $47.1 million in the first quarter of 2011 as compared to $36.7 million in the first quarter of 2010, with effective income tax rates for the first quarter of 2011 and 2010 of 31.6% and 32.5%, respectively. The decrease in the effective tax rate in the first quarter of 2011 primarily relates to a higher proportion of sales in the quarter into lower tax jurisdictions.  The effective income tax rate differs from the United States federal corporate income tax rate primarily due to foreign and state differentials.

Bookings and Backlog

Bookings for the first quarter of 2011 and 2010 are the following:

	Quarter Ended
	January 28,	January 29,
In thousands	2011	2010
Underground Mining Machinery	$821,430	$473,975
Surface Mining Equipment	436,063	355,783
Eliminations	(30,019)	(21,696)
Total Bookings	$1,227,474	$808,062

Underground Mining Machinery original equipment orders increased by $326.7 million and were led by an Australian green field longwall project and room and pillar equipment orders in the United States.  The longwall order was a full scope, turnkey solution, which includes all of the ancillary equipment needed to operate the longwall.  United States original equipment order rates remain strong as customers continue to upgrade and expand their fleets. Original equipment orders for Surface Mining Equipment were essentially flat with the prior year and primarily consisted of electric mining shovels destined for Australia, Canada, Chile and India.

Aftermarket orders in Underground Mining Machinery increased by $20.8 million in the quarter.  Compared to the first quarter of 2010, parts demand increased across all regions, but rebuild bookings decreased in the United States.  Surface Mining Equipment aftermarket orders increased by $76.0 million in the quarter compared to the prior year quarter, led by increased demand for parts and service across all regions.

Backlog as of January 28, 2011 and October 29, 2010 is as follows:

	January 28,	October 29,
In thousands	2011	2010

Underground Mining Machinery	$1,524,761	$1,208,181
Surface Mining Equipment	687,270	637,050
Eliminations	(34,992)	(24,973)
Total Backlog	$2,177,039	$1,820,258

The increase in backlog was due to the increase in bookings for both businesses for both original equipment and aftermarket products.  Backlog does not include anticipated revenues from long-term maintenance and repair contracts.

Index

Liquidity and Capital Resources

The following table reconciles trade working capital to working capital as of January 28, 2011 and October 29, 2010, respectively:

In thousands	January 28, 2011	October 29, 2010
Accounts receivable	$670,473	$674,135
Inventories	836,972	764,945
Accounts payable	(257,036)	(291,742)
Advance payments	(454,906)	(376,300)

Trade Working Capital	$795,503	$771,038
Other current assets	115,757	107,266
Short-term notes payable	(4,711)	(1,550)
Employee compensation and benefits	(76,148)	(128,132)
Accrued warranties	(61,479)	(62,351)
Other current liabilities	(125,260)	(163,249)

Working Capital Excluding Cash and Cash Equivalents	$643,662	$523,022
Cash and Cash Equivalents	819,546	815,581

Working Capital	$1,463,208	$1,338,603

We currently use trade working capital and cash flow from operations as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations.  We require trade working capital investment because our service model requires us to maintain certain inventory levels in order to maximize our customers’ machine availability.  This information also provides focus on our receivable terms and collectability efforts and our ability to obtain advance payments on original equipment orders.  As part of our continuous improvement of purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.

During the first quarter of 2011 cash used by operating activities was $7.0 million compared to cash provided by operating activities of $59.5 million in the first quarter of 2010.  The change in operating cash flow was primarily associated with increased contributions to U.S. pension plans of $35.0 million and a $44.7 million increase in cash used for trade working capital.  Cash provided by advanced payments increased by $60.3 million on the higher level of new orders.  This was offset by a $97 million use of cash attributable to increases in accounts receivable and inventory.  Accounts receivable increased from higher sales in the quarter, especially in January.  Inventory was added to support increasing production plans for the balance of this year.

During the first quarter of 2011 cash used by investing activities was $28.3 million compared to cash used by investing activities of $15.7 million during the first quarter of 2010.  Capital expenditures increased to $28.4 million during the first quarter of 2011 as compared to $14.1 million during the first quarter of 2010 as we continue to invest in our repair and rebuild facilities to support the expanding installed original equipment base.

During the first quarter of 2011 cash provided by financing activities was $38.0 million compared to cash used by financing activities of $7.6 million in the first quarter of 2010.  The change was primarily due to increased proceeds from equity award activity.

Index

On February 16, 2011, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock.  The dividend will be paid on March 18, 2011 to all shareholders of record at the close of business on March 4, 2011.

Retiree Benefits

For the first quarter of 2011 we have recognized $12.6 million of defined benefit pension expense as compared to $13.4 million for the comparable prior year period.  During 2011, we expect to contribute approximately $135.0 to $145.0 million to our defined benefit employee pension plans globally.  The investment performance of the pension plans’ assets along with the movement in the discount rate used to calculate the pension plans’ liabilities will determine the amount and timing of additional contributions to the pension plans in subsequent years.

Share Repurchase Program

Under our share repurchase program, management has remaining authorization to repurchase up to $883.4 million in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011.  At the current time, we are not engaged in share repurchases as other uses of cash, such as manufacturing and service expansion projects and for potential acquisition opportunities, associated with the planned growth of the business are taking a priority.

Financial Condition

As of January 28, 2011, we had $819.5 million in cash and cash equivalents and $298.0 million available for borrowings under the Credit Agreement.  Our current cash requirements include working capital, defined benefit pension contributions, capital expenditures, dividends, and interest payments.  We will also continue to evaluate strategic acquisitions, including mining-related product line additions or service extensions.  Based upon our current and forecasted level of operations, we believe that cash flows from operations, together with cash and cash equivalents on hand, available borrowings under the Credit Agreement and access to global credit markets will be adequate to meet our anticipated future cash requirements.

Off-Balance Sheet Arrangements

We lease various assets under operating leases.  No significant changes to lease commitments have occurred since our year ended October 29, 2010.  We have no other off-balance sheet arrangements, other than noted as in Note 7 to the Condensed Consolidated Financial Statements.

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

Index

We believe our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, accrued warranties, pension and post-retirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 29, 2010 for a discussion of these policies.  There were no material changes to these policies during the first quarter of 2011.

Recent Accounting Pronouncements

Our new accounting pronouncements are set forth under Part I, Item 1 of this Form 10-Q and are incorporated by reference.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As more fully described in our Annual Report on Form 10-K for the year ended October 29, 2010, we are exposed to various types of market risks, primarily foreign currency risks.  We monitor our risks in this area on a continuous basis and generally enter into forward foreign currency contracts to minimize these exposures.  We do not engage in speculation in our derivative strategies.  Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged.  There have been no material changes to our primary market risk exposures or how such risks are managed since our year ended October 29, 2010.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended January 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

No change.

Item 1A.  Risk Factors

No change.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Reserved

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

10.1
Form of Nonqualified Stock Option Agreement, dated December 6, 2010, between the registrant and each of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.2
Form of Performance Share Agreement, dated December 6, 2010, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.3
Form of Restricted Stock Unit Award Agreement, dated December 6, 2010, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOY GLOBAL INC.
(Registrant)

/s/ Michael S. Olsen
Date: March 4, 2011	Michael S. Olsen
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Ricky T. Dillon
Date: March 4, 2011	Ricky T. Dillon
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)