Form 10-Q
period 2011-04-29
JOY GLOBAL INC
filed 2011-06-06
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 29, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD from _____________to_________________

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

LARGE ACCELERATED FILER ☒ ACCELERATED FILER ☐ NON-ACCELERATED FILER☐ SMALLER REPORTING COMPANY☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 26, 2011
Common Stock, $1 par value	105,039,581

JOY GLOBAL INC.

FORM 10-Q -- INDEX
April 29, 2011

Index

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and pending acquisition of LeTourneau Technologies, Inc., and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are identified by forward-looking terms such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “may be,” “objective,” “plan,” “predict,” “should,” “will be,” and similar expressions.  Forward-looking statements are based on our expectations and assumptions at the time they are made and are subject to risks and uncertainties, that may cause actual results to differ materially from the forward-looking statements.  In addition, certain market outlook information is based on third party sources that we cannot independently verify, but that we believe to be reliable.  Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, and the risks discussed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for our fiscal year ended October 29, 2010, and in other filings that we make with the SEC. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement.  All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Index

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Quarter Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
	2011	2010	2011	2010

Net sales	$1,062,729	$896,224	$1,932,261	$1,625,444
Costs and expenses:
Cost of sales	689,858	590,772	1,273,989	1,093,210
Product development, selling and administrative expenses	141,530	126,270	273,660	236,285
Other income	(2,721)	(1,358)	(3,248)	(2,151)

Operating income	234,062	180,540	387,860	298,100
Interest income	4,713	2,900	8,158	5,764
Interest expense	(7,895)	(7,230)	(15,726)	(14,690)
Reorganization items	-	(545)	(35)	(595)

Income before income taxes	230,880	175,665	380,257	288,579
Provision for income taxes	68,908	55,224	116,053	91,921

Net income	$161,972	$120,441	$264,204	$196,658

Basic earnings per share	$1.54	$1.17	$2.53	$1.91

Diluted earnings per share	$1.52	$1.15	$2.48	$1.88
				1
Dividends per share	$0.175	$0.175	$0.35	$0.35

Weighted average shares outstanding:
Basic	105,048	103,160	104,603	102,959
Diluted	106,646	104,850	106,345	104,616

See Notes to Condensed Consolidated Financial Statements.

Index

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	April 29,	October 29,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,071,141	$815,581
Accounts receivable, net	745,413	674,135
Inventories	936,820	764,945
Other current assets	126,477	107,266
Total current assets	2,879,851	2,361,927

Property, plant and equipment, net	412,919	378,024
Other intangible assets, net	174,712	178,831
Goodwill	127,424	125,686
Deferred income taxes	136,694	162,682
Other non-current assets	84,776	76,891
Total assets	$3,816,376	$3,284,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$4,879	$1,550
Trade accounts payable	321,624	291,742
Employee compensation and benefits	90,160	128,132
Advance payments and progress billings	619,798	376,300
Accrued warranties	66,776	62,351
Other accrued liabilities	147,784	163,249
Total current liabilities	1,251,021	1,023,324

Long-term obligations	396,348	396,326
Accrued pension costs	360,632	428,348
Other liabilities	86,256	80,649

Total liabilities	2,094,257	1,928,647

Shareholders’ equity	1,722,119	1,355,394

Total liabilities and shareholders’ equity	$3,816,376	$3,284,041

See Notes to Condensed Consolidated Financial Statements.

Index

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	April 29,	April 30,
	2011	2010
Operating Activities:
Net income	$264,204	$196,658
Depreciation and amortization	31,648	29,329
Change in deferred income taxes	3,303	6,982
Excess income tax benefit from share-based payment awards	(16,880)	(5,013)
Contributions to retiree benefit plans	(87,872)	(41,297)
Retiree benefit plan expense	25,653	27,045
Other, net	6,579	3,516

Changes in Working Capital Items:
Accounts receivable, net	(34,610)	(1,180)
Inventories	(152,507)	37,780
Other current assets	(16,160)	5,282
Trade accounts payable	24,993	13,464
Employee compensation and benefits	(40,698)	(25,735)
Advance payments and progress billings	221,899	(43,927)
Other accrued liabilities	20,283	(34,891)

Net cash provided by operating activities	249,835	168,013

Investment Activities:
Property, plant and equipment acquired	(53,098)	(32,124)
Other, net	164	(1,588)

Net cash used by investment activities	(52,934)	(33,712)

Financing Activities:
Share-based payment awards	67,617	21,938
Dividends paid	(36,488)	(35,948)
Change in short and long-term obligations, net	3,151	(8,520)
Financing fees	(135)	-

Net cash provided (used) by financing activities	34,145	(22,530)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	24,514	(423)

Increase in Cash and Cash Equivalents	255,560	111,348
Cash and Cash Equivalents at Beginning of Period	815,581	471,685

Cash and Cash Equivalents at End of Period	$1,071,141	$583,033

See Notes to Condensed Consolidated Financial Statements.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2011
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

We are exposed to certain foreign currency risks in the normal course of our global business operations.  For derivative contracts that are designated and qualify for a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax.  This amount is reclassified into the income statement on the line associated with the underlying transaction for the period(s) in which the hedged transaction affects earnings.  The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by October 2012.  Ineffectiveness related to these derivative contracts was recorded in the Consolidated Statement of Income as a gain of $0.3 million and $0.2 million for the quarters ended April 29, 2011 and April 30, 2010, respectively.  Ineffectiveness related to these derivative contracts was recorded in the Consolidated Statement of Income as a gain of $0.3 million and $2.7 million for the six months ended April 29, 2011 and April 30, 2010, respectively.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2011
(Unaudited)

For derivative contracts that are designated and qualify as a fair value hedge, gain or loss is recorded in the Consolidated Statement of Income under the heading Cost of Sales.  For the quarters ended April 29, 2011 and April 30, 2010 we recorded a $1.7 million gain and a $0.2 million loss, respectively, in the Consolidated Statement of Income related to fair value hedges which was offset by foreign exchange fluctuations of the underlying receivables.  For the six months ended April 29, 2011 and April 30, 2010 we recorded a $1.5 million gain and a $0.2 million loss, respectively, in the Consolidated Statement of Income related to fair value hedges which was offset by foreign exchange fluctuations of the underlying receivables.

The following table summarizes the effect of cash flow hedges on the Consolidated Statement of Income:

In thousands	Effective Portion			Ineffective Portion

Derivative Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings	Location of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings

Quarter ended April 29, 2011

Foreign currency forward contracts	$4,978	Cost of sales	$3,766	Cost of sales	$-
		Sales	644
Six months ended April 29, 2011

Foreign currency forward contracts	$6,446	Cost of sales	$2,944	Cost of sales	$-
		Sales	3,583
Quarter ended April 30, 2010

Foreign currency forward contracts	$(174)	Cost of sales	$1,426	Cost of sales	$-
		Sales	(956)
Six months ended April 30, 2010

Foreign currency forward contracts	$(5,131)	Cost of sales	$1,556	Cost of sales	$-
		Sales	(857)

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

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2011
(Unaudited)

Forward exchange contracts are entered into to protect the value of forecasted transactions and committed future foreign currency receipts and disbursements and consequently any market-related loss on the forward contract would be offset by changes in the value of the hedged item.  As a result, we are generally not exposed to net market risk associated with these instruments.

4.	Borrowings and Credit Facilities

Direct borrowings and capital lease obligations consisted of the following:

	April 29,	October 29,
In thousands	2011	2010

6.0% Senior Notes due 2016	$247,840	$247,677
6.625% Senior Notes due 2036	148,429	148,417
Short-term notes payable and bank overdrafts	4,589	1,208
Capital leases and other	369	574
	401,227	397,876
Less: Amounts due within one year	(4,879)	(1,550)

Long-term obligations	$396,348	$396,326

We have a $500.0 million unsecured revolving credit facility (“Credit Agreement”) set to expire November 3, 2014.  Outstanding borrowings bear interest equal to the London Interbank Offered Rate (“LIBOR”) (defined as applicable LIBOR rate for the equivalent interest period plus 1.75% to 2.75%) or the Base Rate (defined as the higher of the Prime Rate, Federal Funds Effective Rate plus 0.5%, or Eurodollar Rate plus 1.0%) at our option.  We pay a commitment fee ranging from 0.25% to 0.5% on the unused portion of the revolving credit facility based on our credit rating.  The Credit Agreement requires the maintenance of certain financial covenants, including leverage and interest coverage ratios.  The Credit Agreement also restricts payments of dividends or other return of capital when the consolidated leverage ratio exceeds a stated level amount. At April 29, 2011, we were in compliance with all financial covenants in the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

At April 29, 2011, there was $255.3 million available for borrowings under the Credit Agreement.   Outstanding letters of credit issued under the Credit Agreement, which count toward the $500.0 million credit limit, totaled $244.7 million.  At April 29, 2011, there were no outstanding direct borrowings under the Credit Agreement.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2011
(Unaudited)

5.	Warranties

The following table reconciles the changes in the product warranty reserve:

	Quarter Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
In thousands	2011	2010	2011	2010
Balance, beginning of period	$61,479	$61,397	$62,351	$58,947
Accrual for warranty expensed during the period	11,031	9,680	17,596	17,944
Settlements made during the period	(7,238)	(10,505)	(15,668)	(15,836)
Change in liability for pre-existing warranties during the period, including expirations	98	(546)	242	(661)
Effect of foreign currency translation	1,406	(300)	2,255	(668)
Balance, end of period	$66,776	$59,726	$66,776	$59,726

6.	Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted-average number of shares outstanding during each period.  Diluted net income per share is computed based on the weighted-average number of shares outstanding during each period, plus dilutive potential shares considered outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share:

	Quarter Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
In thousands except per share data	2011	2010	2011	2010
Numerator:
Net income	$161,972	$120,441	$264,204	$196,658

Denominator:
Denominator for basic net income per share -
Weighted average shares	105,048	103,160	104,603	102,959
Effect of dilutive securities:
Stock options, restricted stock units and performance shares	1,598	1,690	1,742	1,657
Denominator for diluted net income per share -
Adjusted weighted average shares and assumed conversions	106,646	104,850	106,345	104,616

Basic earnings per share:	$1.54	$1.17	$2.53	$1.91

Diluted earnings per share:	$1.52	$1.15	$2.48	$1.88

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2011
(Unaudited)
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

On April 29, 2011, we were contingently liable to banks, financial institutions, and others for approximately $275.2 million for outstanding letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business.  Of the $275.2 million, approximately $15.7 million relates to surety bonds and $14.8 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters.  We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2011
(Unaudited)

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of certain other liabilities.  As of April 29, 2011 and October 29, 2010 we did not have any Level 3 assets or liabilities.

Fair Value Measurements
at April 29, 2011
	Carrying	Total Fair
In thousands	Value	Value	Level 1	Level 2

Current Assets
Cash and cash equivalents	$1,071,141	$1,071,141	$1,071,141	$-

Other Current Assets
Derivatives	$18,625	$18,625	$-	$18,625

Other Accrued Liabilities
Derivatives	$9,219	$9,219	$-	$9,219

Long-term Obligations
6.0 % Senior Notes	$247,840	$280,343	$280,343	$-
6.625% Senior Notes	$148,429	$158,513	$158,513	$-

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2011
(Unaudited)

Fair Value Measurements
at October 29, 2010
	Carrying	Total Fair
In thousands	Value	Value	Level 1	Level 2

Current Assets
Cash and cash equivalents	$815,581	$815,581	$815,581	$-

Other Current Assets
Derivatives	$10,643	$10,643	$-	$10,643

Other Accrued Liabilities
Derivatives	$4,212	$4,212	$-	$4,212

Long-term Obligations
6.0 % Senior Notes	$247,677	$273,125	$273,125	$-
6.625% Senior Notes	$148,417	$152,438	$152,438	$-

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

Senior Notes:  The fair market value of the Senior Notes is estimated based on market quotations at the respective period end.

9.	Inventories

Consolidated inventories consisted of the following:

	April 29,	October 29,
In thousands	2011	2010
Finished goods	$652,888	$503,356
Work in process and purchased parts	207,987	183,658
Raw materials	75,945	77,931
	$936,820	$764,945

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2011
(Unaudited)

10.	Share-Based Compensation

We recognized total share-based compensation expense for the quarters ended April 29, 2011 and April 30, 2010 of approximately $6.1 million and $9.2 million, respectively.  We recognized total share-based compensation expense for the six months ended April 29, 2011 and April 30, 2010 of approximately $12.2 million and $14.4 million, respectively.  For the quarters ended April 29, 2011 and April 30, 2010 we had 307,500 and 239,224 stock options exercised, respectively.  For the six months ended April 29, 2011 and April 30, 2010 we had 1,369,490 and 692,936 stock options exercised, respectively.

Restricted Stock Units

A summary of Restricted Stock Unit activity under all plans is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (In Thousands)

Outstanding at October 29, 2010	681,501	$35.03

Units granted	249,106	81.09
Units earned from dividends	3,464	89.23
Units settled	(34,450)	48.63	$2,812
Units deferred	(14,251)	51.08	1,115
Units forfeited	(33,124)	47.78

Outstanding at April 29, 2011	852,246	$47.40

11.	Comprehensive Income

Comprehensive income consisted of the following net of taxes where applicable:

	Quarter Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
In thousands	2011	2010	2011	2010

Net income	$161,972	$120,441	$264,204	$196,658
Other comprehensive income (loss):
Pension & postretirement adjustments	5,886	2,694	11,772	10,778
Translation adjustments	47,179	3,044	51,832	(6,692)
Derivative fair value adjustments	371	1,847	(51)	(2,882)
Total other comprehensive income	53,436	7,585	63,553	1,204
Comprehensive income	$215,408	$128,026	$327,757	$197,862

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2011
(Unaudited)

12.	Retiree Benefits

The components of the net periodic pension and other post-retirement benefits expense recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
	April 29,	April 30,	April 29,	April 30,
In thousands	2011	2010	2011	2010

Service cost	$5,135	$5,273	$285	$258
Interest cost	21,191	21,316	406	410
Expected return on assets	(22,830)	(21,851)	(93)	(126)
Amortization of:
Prior service cost	344	290	12	-
Actuarial loss (gain)	8,787	8,146	(384)	(352)
Net periodic benefit cost	$12,627	$13,174	$226	$190

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	April 29,	April 30,	April 29,	April 30,
In thousands	2011	2010	2011	2010

Service cost	$10,270	$10,546	$570	$516
Interest cost	42,382	42,632	812	820
Expected return on assets	(45,715)	(43,505)	(184)	(132)
Amortization of:
Prior service cost	688	580	24	-
Actuarial loss (gain)	17,574	16,292	(768)	(704)
Net periodic benefit cost	$25,199	$26,545	$454	$500

The actuarial loss (gain) arises from differences in estimates and actual experiences for certain assumptions including changes in discount rate, expected return on assets and future salary rate increases. During 2011 we expect to contribute approximately $135.0 to $145.0 million to our U.S. defined benefit employee pension plans.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2011
(Unaudited)

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

	Underground	Surface
	Mining	Mining
In thousands	Machinery	Equipment	Corporate	Eliminations	Total
Quarter ended April 29, 2011
Net sales	$648,364	$439,977	$-	$(25,612)	$1,062,729

Operating income (loss)	154,999	101,028	(15,442)	(6,523)	234,062
Interest and reorganization items	-	-	(3,182)	-	(3,182)
Income before income taxes	$154,999	$101,028	$(18,624)	$(6,523)	$230,880

Depreciation and amortization	$9,963	$5,764	$59	$-	$15,786

Capital expenditures	$11,110	$13,586	$-	$-	$24,696

Quarter ended April 30, 2010
Net sales	$544,287	$383,613	$-	$(31,676)	$896,224

Operating income (loss)	109,264	92,007	(12,886)	(7,845)	180,540
Interest and reorganization items	-	-	(4,875)	-	(4,875)
Income before income taxes	$109,264	$92,007	$(17,761)	$(7,845)	$175,665

Depreciation and amortization	$10,274	$5,149	$32	$-	$15,455

Capital expenditures	$4,331	$13,712	$-	$-	$18,043

Six months ended April 29, 2011
Net sales	$1,159,302	$825,820	$-	$(52,861)	$1,932,261

Operating income (loss)	250,370	176,913	(26,156)	(13,267)	387,860
Interest and reorganization items	-	-	(7,603)	-	(7,603)
Income before income taxes	$250,370	$176,913	$(33,759)	$(13,267)	$380,257

Depreciation and amortization	$20,151	$11,381	$116	$-	$31,648

Capital expenditures	$30,813	$22,285	$-	$-	$53,098

Six months ended April 30, 2010
Net sales	$968,018	$711,613	$-	$(54,187)	$1,625,444

Operating income (loss)	177,487	157,391	(23,136)	(13,642)	298,100
Interest and reorganization items	-	-	(9,521)	-	(9,521)
Income before income taxes	$177,487	$157,391	$(32,657)	$(13,642)	$288,579

Depreciation and amortization	$19,010	$10,260	$59	$-	$29,329

Capital expenditures	$12,663	$19,355	$106	$-	$32,124

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2011
(Unaudited)

14.	Subsequent Events

On May 19, 2011, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock.  The dividend will be paid on June 20, 2011 to all shareholders of record at the close of business on June 6, 2011.

On May 13, 2011 we entered into a definitive agreement with Rowan Companies, Inc. to purchase all of the outstanding capital stock of LeTourneau Technologies, Inc. (“LeTourneau”) for $1.1 billion, subject to a working capital adjustment.  We expect to close the transaction following receipt of necessary regulatory approvals, and satisfaction of customary closing conditions, which is expected to occur within 60 days of the agreement date.  The transaction will be financed through a combination of cash and additional borrowings.

LeTourneau operates in two businesses, mining products and drilling products.  The mining business is a leading manufacturer of large wheel loaders for surface mining.  The drilling business designs, builds and supports offshore jack-up rigs, drilling rigs and drilling equipment, as well as the major components to support these rigs, for the oil and gas industries.

15.	Recent Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU No. 2009-17 clarifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  This ASU was effective for us beginning in the first quarter of fiscal 2011 (October 30, 2010).  The adoption of ASU No. 2009-17 did not have a material impact on our consolidated financial statements.

In October 2009, FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.”  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities.  Specifically, this ASU addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  This ASU was effective for us beginning in the first quarter of fiscal 2011 (October 30, 2010). The adoption ASU No. 2009-13 did not have a material impact on our consolidated financial statements.

16.	Subsidiary Guarantors

The following tables present condensed consolidated financial information as of April 29, 2011 and October 29, 2010 and for the quarters and six months ended April 29, 2011 and April 30, 2010 for: (a) the parent company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes issued in November 2006, which include the significant domestic operations of Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co., and Continental Crushing & Conveying Inc. (the “Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the “Non-Guarantor Subsidiaries”).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2011
(Unaudited)

Condensed Consolidating Statement of Income
Quarter Ended April 29, 2011
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$-	$700,775	$644,627	$(282,673)	$1,062,729

Cost of sales	-	470,381	436,296	(216,819)	689,858

Product development, selling and administrative expenses	14,970	70,916	55,644	-	141,530
Other (income) expense	-	15,971	(18,692)	-	(2,721)
Operating income (loss)	(14,970)	143,507	171,379	(65,854)	234,062

Intercompany items	14,602	(12,436)	(31,914)	29,748	-
Interest income (expense) - net	(7,467)	889	3,396	-	(3,182)
Reorganization items	-	-	-	-	-

Income (loss) before income taxes and equity	(7,835)	131,960	142,861	(36,106)	230,880

Provision (benefit) for income taxes	(15,548)	47,074	37,382	-	68,908
Equity in income (loss) of subsidiaries	154,259	64,285	-	(218,544)	-

Net income	$161,972	$149,171	$105,479	$(254,650)	$161,972

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2011
(Unaudited)

Condensed Consolidating Statement of Income
Quarter Ended April 30, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$548,242	$542,053	$(194,071)	$896,224

Cost of sales	-	372,665	378,932	(160,825)	590,772

Product development, selling and administrative expenses	12,831	67,429	46,010	-	126,270
Other (income) expense	-	15,037	(16,395)	-	(1,358)
Operating income (loss)	(12,831)	93,111	133,506	(33,246)	180,540

Intercompany items	11,213	(13,253)	(14,791)	16,831	-
Interest income (expense) - net	(6,428)	699	1,399	-	(4,330)
Reorganization items	(545)	-	-	-	(545)

Income (loss) before income taxes and equity	(8,591)	80,557	120,114	(16,415)	175,665

Provision (benefit) for income taxes	(9,832)	50,004	15,052	-	55,224
Equity in income (loss) of subsidiaries	119,200	41,864	-	(161,064)	-

Net income	$120,441	$72,417	$105,062	$(177,479)	$120,441

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2011
(Unaudited)

Condensed Consolidating Statement of Income
Six Months Ended April 29, 2011
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$1,232,915	$1,162,829	$(463,483)	$1,932,261

Cost of sales	-	828,916	805,128	(360,055)	1,273,989

Product development, selling and administrative expenses	25,658	134,925	113,077	-	273,660
Other (income) expense	-	35,084	(38,332)	-	(3,248)
Operating income (loss)	(25,658)	233,990	282,956	(103,428)	387,860

Intercompany items	26,236	(26,866)	(48,127)	48,757	-
Interest income (expense) - net	(14,950)	1,759	5,623	-	(7,568)
Reorganization items	(35)	-	-	-	(35)

Income (loss) before income taxes and equity	(14,407)	208,883	240,452	(54,671)	380,257

Provision (benefit) for income taxes	(22,378)	80,922	57,509	-	116,053
Equity in income (loss) of subsidiaries	256,233	110,937	-	(367,170)	-

Net income	$264,204	$238,898	$182,943	$(421,841)	$264,204

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2011
(Unaudited)

Condensed Consolidating Statement of Income
Six Months Ended April 30, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$994,035	$958,655	$(327,246)	$1,625,444

Cost of sales	-	680,043	682,211	(269,044)	1,093,210

Product development, selling and administrative expenses	23,083	124,273	88,929	-	236,285
Other (income) expense	-	31,210	(33,361)	-	(2,151)
Operating income (loss)	(23,083)	158,509	220,876	(58,202)	298,100

Intercompany items	20,862	(29,185)	(29,441)	37,764	-
Interest income (expense) - net	(13,592)	1,565	3,101	-	(8,926)
Reorganization items	(595)	-	-	-	(595)

Income (loss)before income taxes and equity	(16,408)	130,889	194,536	(20,438)	288,579

Provision (benefit) for income taxes	(15,370)	84,346	22,945	-	91,921
Equity in income (loss) of subsidiaries	197,696	82,012	-	(279,708)	-

Net income	$196,658	$128,555	$171,591	$(300,146)	$196,658

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2011
(Unaudited)

Condensed Consolidating Balance Sheets:
As of April 29, 2011
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$670,326	$885,855	$1,438,919	$(115,249)	$2,879,851
Property, plant and equipment-net	848	201,569	210,502	-	412,919
Intangible assets-net	-	280,999	21,137	-	302,136
Other assets	1,823,614	663,176	1,102,407	(3,367,727)	221,470

Total assets	$2,494,788	$2,031,599	$2,772,965	$(3,482,976)	$3,816,376

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$11,978	$567,899	$702,230	$(31,086)	$1,251,021
Long-term debt	396,269	-	79	-	396,348
Accrued pension costs	345,183	8,015	7,434	-	360,632
Other non-current liabilities	19,239	14,514	52,503	-	86,256
Shareholders’ equity	1,722,119	1,441,171	2,010,719	(3,451,890)	1,722,119

Total liabilities and shareholders’ equity	$2,494,788	$2,031,599	$2,772,965	$(3,482,976)	$3,816,376

As of October 29, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$488,248	$744,525	$1,236,264	$(107,110)	$2,361,927
Property, plant and equipment-net	964	185,073	191,987	-	378,024
Intangible assets-net	-	284,993	19,524	-	304,517
Other assets	1,727,028	501,526	963,265	(2,952,246)	239,573

Total assets	$2,216,240	$1,716,117	$2,411,040	$(3,059,356)	$3,284,041

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$21,885	$477,105	$561,519	$(37,185)	$1,023,324
Long-term debt	396,094	-	232	-	396,326
Accrued pension costs	413,302	7,926	7,120	-	428,348
Other non-current liabilities	29,565	13,794	37,290	-	80,649
Shareholders’ equity	1,355,394	1,217,292	1,804,879	(3,022,171)	1,355,394

Total liabilities and shareholders’ equity	$2,216,240	$1,716,117	$2,411,040	$(3,059,356)	$3,284,041

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 29, 2011
(Unaudited)

Condensed Consolidating Statement of Cash Flows:
Six Months Ended April 29, 2011
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Consolidated

Net cash provided by operating activities	$146,764	$21,692	$81,379	$249,835
Net cash used by investing activities	(184)	(33,090)	(19,660)	(52,934)
Financing Activities:
Share-based payment awards	67,617	-	-	67,617
Other	(36,623)	-	3,151	(33,472)
Net cash provided by financing activities	30,994	-	3,151	34,145

Effect of exchange rate changes on cash and cash equivalents	-	-	24,514	24,514
Increase (decrease) in cash and cash equivalents	177,574	(11,398)	89,384	255,560
Cash and cash equivalents at beginning of period	439,295	16,262	360,024	815,581
Cash and cash equivalents at end of period	$616,869	$4,864	$449,408	$1,071,141

Six Months Ended April 30, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Consolidated

Net cash provided by operating activities	$124,258	$3,855	$39,900	$168,013
Net cash used by investing activities	(230)	(15,260)	(18,222)	(33,712)
Financing Activities:
Share-based payment awards	21,938	-	-	21,938
Other	(44,698)	(135)	365	(44,468)
Net cash provided (used) by financing activities	(22,760)	(135)	365	(22,530)

Effect of exchange rate changes on cash and
cash equivalents	-	-	(423)	(423)
Increase (decrease) in cash and cash equivalents	101,268	(11,540)	21,620	111,348
Cash and cash equivalents at beginning of period	146,223	19,028	306,434	471,685
Cash and cash equivalents at end of period	$247,491	$7,488	$328,054	$583,033

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Part I of this report.  Dollar amounts are in thousands, except share and per share data and as indicated.

Overview

Joy Global Inc. is a worldwide leader in high-productivity mining solutions.  We manufacture and market original equipment and aftermarket parts and services for both underground and surface mining and certain industrial applications through two business segments: Underground Mining Machinery (Joy Mining Machinery or “Joy”) and Surface Mining Equipment (P&H Mining Equipment or “P&H”).  Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania, Wisconsin, Kentucky, and Alabama, and in China, the United Kingdom, South Africa, Canada, Chile and Australia.

Operating Results

Bookings in the second quarter of 2011 were $1.5 billion, an increase of 45.5% from the prior year second quarter.  Aftermarket bookings increased $138.0 million or 22.3% from the prior year second quarter as parts orders remained strong across most regions.  Original equipment bookings increased $339.0 million or 79.1% from the prior year driven by multiple significant underground orders in Australia and increased room and pillar equipment orders in the United States.  Also, original equipment orders in the surface business more than doubled in the second quarter 2011, with orders for electric mining shovels and blast hole drills used to mine minerals in both energy and infrastructure development remaining strong globally.

Net sales in the second quarter of 2011 were $1.1 billion, an increase of 18.6% from the prior year, which includes a $129.1 million increase in aftermarket sales and a $37.4 million increase in original equipment sales.  Compared to the second quarter of 2010, foreign exchange favorably impacted sales $21.6 million due to the weaker US dollar.

Operating profit in the second quarter increased $53.5 million to $234.1 million, an increase of 29.6% as result of higher net sales, improved overhead absorption, positive price realization and a favorable product mix, with a higher proportion of aftermarket sales.  These benefits were partially offset by higher product development, selling and administrative expenses, as well as higher costs of raw materials.  Fully diluted earnings per share in the fiscal 2011 second quarter were $1.52, compared to $1.15 in the prior year second quarter.

Bookings in the fiscal 2011 six months were $2.8 billion, an increase of 48.3% from the prior year six months.  Original equipment bookings increased $667.8 million or 90.3% from the prior year driven by significant underground orders in Australia, including a complete longwall system in the first quarter of 2011 and room and pillar equipment orders in the United States.  Also, surface orders for electric mining shovels and blast hole drills increased by more than 78.1% with demand globally representing both brownfield and greenfield expansions.  The surface original equipment orders also included a multiple shovel order in India, our first order from an Indian customer in more than a decade.  Aftermarket bookings increased $228.6 million or 20.5% from the fiscal 2010 six months as parts orders were up across most regions.

Net sales in the fiscal 2011 six months were $1.9 billion, an increase of 18.9% from the prior year, which includes a $233.5 million increase in aftermarket sales and a $73.4 million increase in original equipment sales.  Compared to the fiscal 2010 six months, foreign exchange favorably impacted sales $36.1 million due to the weaker US dollar.

Index

Operating profit in the fiscal 2011 six months increased $89.8 million to $387.9 million, an increase of 30.1% as a result of higher net sales, improved overhead absorption, positive price realization and a favorable product mix, with a higher proportion of aftermarket sales.  These benefits were partially offset by higher product development, selling and administrative expenses, as well as a higher cost of materials.  Fully diluted earnings per share in the fiscal 2011 six months were $2.48, compared to $1.88 in the prior year six months.

LeTourneau Acquisition

On May 13, 2011 we entered into a definitive agreement with Rowan Companies, Inc. to purchase all of the outstanding capital stock of LeTourneau for $1.1 billion, subject to a working capital adjustment.  We expect to close the transaction following receipt of necessary regulatory approvals, and satisfaction of customary closing conditions, which is expected to occur within 60 days of the agreement date.  The transaction will be financed through a combination of cash and additional borrowings.

LeTourneau operates in two businesses, mining products and drilling products.  The LeTourneau mining business is a leading manufacturer of large wheel loaders for surface mining, providing the industry’s largest model sizes and payload capacities.  The drilling business designs, builds and supports offshore jack-up rigs, drilling rigs and drilling equipment, as well as the major components to support these rigs, for the oil and gas industries.

Market Outlook

Mining industry fundamentals remain solid even if the outlook is for slower economic growth.  There is limited excess mine capacity today, and expansion programs are still behind after being on hold for most of 2009 and into 2010.  Mining companies also have to compensate for declining ore grades and for routine production outages from weather, geology and labor issues.  As a result, the mining industry continues to deploy record levels of capital expenditures for mine expansion projects.  Our increasing order rates for original equipment over the past several quarters are an indication that those projects are progressively moving to equipment selection.  In addition, projects continue to move through the planning and permitting phases, and these projects will support longer term demand for mining equipment.

The seaborne coal markets continue to be dominated by the emerging economies, and by China and India in particular.  Power generation in China during the first four months of this year is up from last year, and steel production is also up.   Both power generators and steel makers have been reluctant to buy coal at prices that were elevated by the Australian flooding earlier this year, and therefore coal stockpiles have been depleted.    The national average of coal stockpiles at power plants in China reached a yearly low as measured in days of supply in April.  These low stockpiles are occurring at a seasonal period in which stockpiles are normally replenished going into the summer cooling season, and this is creating concerns about growing power shortages this summer.  In addition, drought conditions in China are reducing hydro generation, and this should increase coal burn for replacement power generation.  Although domestic coal production is up year to date in China, this increase is in line with consumption increases and is not enough to reduce imports.  As a result, imports are expected to increase for the remainder of the year.  There was some evidence of that in April, with coal imports into China up greater than 20% from the prior month.

India’s demand for seaborne coal also remains strong.   India plans to double its rate of growth in power generating capacity between 2010 and 2012.  India imported 70 million tonnes of coal last year, and this is expected to grow to 140 million tonnes by 2012.

Japan is now an additional factor in seaborne coal demand.  The damage to nuclear plants in Japan as a result of the earthquake has caused the indefinite shutdown of roughly 7 GW of electricity generation.  An additional 6 GW of coal-fired generation is already planned to come on line between 2011 and 2020, and it is likely that previously shuttered coal plants will be reinstated to replace the lost generation from nuclear power.   Supply constraints will add further pressure to the seaborne markets.  The Southeast Asian countries of Indonesia, Thailand, Vietnam and Malaysia are constructing 35 GW of new coal-fired power generating capacity, and this will redirect more of their seaborne capacity to domestic consumption.

Index

Coal demand in the U.S. market has been improving since early 2010, and the outlook continues to be positive.  First quarter 2011 production was up over 2010 on recovery in industrial sector electricity usage and an increase in export volumes.  In addition, two U.S. coal producers are investing in western port capacity that will enable Powder River Basin coal to access the Pacific seaborne market.  U.S. coal stockpiles are down from their peak in 2009, but remain above the average of the past five years.  However, this is not adversely affecting pricing, with prices in all markets up from the first of the year.

Copper fundamentals are among the strongest of all commodities.  Demand has broadened with recovery in the industrial sector of the developed economies, but China remains the major consumer of global demand.  China copper imports have slowed this year, but inventories at the Shanghai Futures Exchange have dropped by half, which indicates that China is going through another cycle of de-stocking.  China has a history of moving between periods of de-stocking and re-stocking, and it is expected that re-stocking will return in the second half of this year.  In addition, China’s multi-year program to build out the electricity grid in the western provinces is expected to add to its copper demand, and overall China demand is expected to grow 7% this year.   As a result of longer term demand expectations, major capacity expansion projects are underway in most of the main copper producing regions, running from Chile in the south to Alaska in the north.

China imports of iron ore are up in the first four months of this year, consistent with the increase in steel production in the country.  Iron ore supply is still constrained by previous export restrictions out of India and by rail access out of the Pilbara region in Western Australia, and this is keeping spot prices up 38% from a low point in July of 2010.  Major iron ore capacity expansion projects are underway in Western Australia, Brazil and Southern Africa.  In North America, the iron ore producers are working at full capacity and continue in-pit expansions of existing mines.

High oil prices are providing support for expansion projects in the oil sands of Alberta, Canada.  The activity has recently been largely brown field expansions, but the current producers are beginning to reactivate some projects that were previously put on hold.

In summary, favorable pricing and a strong long-term outlook continue to drive the broad-based expansion of key commodities, which translates into increased spending by mining companies.  Capital expenditures by mining companies directly correlate with our original equipment bookings.

Company Outlook

Our second quarter order bookings and the industry fundamentals continue to support our view that we are in the early stages of a multi-year expansion.  Mining capital expenditure budgets are at record levels, and customers are continuing to execute these expansion programs.  As a result, our list of qualified prospects remains at historically high levels despite the record number of machines we booked this quarter and this underscores longer term support for equipment demand.  We have an extremely good view of active mine expansion projects through our early work directly with customers for pre-engineering and project planning.  However, the timing of equipment orders can vary by months or quarters due to delays in a number of enabling activities, such as permitting or infrastructure development.  With this in mind, the particularly strong orders this quarter should be considered in the context of the very lumpy nature of original equipment.

The gains in aftermarket orders and shipments are correlated to mine production rates, and are another indicator of the positive industry fundamentals.  These gains also validate our strategy to convert the aftermarket from transactions to Life Cycle Management programs.  Not only do we get better capture rates with our aftermarket programs, but they result in higher machine reliability for our customers.

Index

Results of Operations

Quarter Ended April 29, 2011 to Quarter Ended April 30, 2010

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	April 29,	April 30,	$	%
In thousands	2011	2010	Change	Change
Net Sales
Underground Mining Machinery	$648,364	$544,287	$104,077	19.1
Surface Mining Equipment	439,977	383,613	56,364	14.7
Eliminations	(25,612)	(31,676)	6,064	19.1
Total	$1,062,729	$896,224	$166,505	18.6

Second quarter 2011 Underground Mining Machinery net sales were $648.4 million, compared to the prior second quarter of $544.3 million, which included an $84.7 million increase in aftermarket sales and a $19.4 million increase in original equipment sales.  The increase in aftermarket sales was led by parts and rebuilds.  Parts sales were up in most regions globally with the most significant increases coming from the United States (“U.S.”) and China of $11.6 million and $22.1 million, respectively.   Rebuild sales increased in the U.S., Australia and the United Kingdom, with the largest increase in the U.S. at $17.8 million. The increase in original equipment sales was primarily related to $33.8 million of longwall application equipment sales in the U.S., which was partially offset by decreased sales in Australia and the United Kingdom.  Sales were also favorably impacted by $20.4 million of foreign currency translation due to the weaker U.S. dollar.

Second quarter 2011 Surface Mining Equipment net sales were $440.0 million, compared to the prior year second quarter of $383.6 million, which included a $40.6 million increase in aftermarket sales and a $15.8 million increase in original equipment sales.  Aftermarket sales increased across all regions but were led by activity in North American coal and iron ore markets and South America copper markets.  The increase in original equipment sales was primarily related to shovel sales in the coal and copper producing regions of South America, Australia and Russia, partially offset by decreased sales in North America.  Sales were also favorably impacted by $1.1 million of foreign currency translation due to the weaker U.S. dollar.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	April 29, 2011		April 30, 2010
In thousands	Operating Income (loss)	% of Net Sales	Operating Income (loss)	% of Net Sales
Underground Mining Machinery	$154,999	23.9	$109,264	20.1
Surface Mining Equipment	101,028	23.0	92,007	24.0
Corporate Expense	(15,442)	-	(12,886)	-
Eliminations	(6,523)	-	(7,845)	-
Total	$234,062	22.0	$180,540	20.1

Index

Operating income for Underground Mining Machinery was $155.0 million in the second quarter of 2011 compared to $109.3 million in the second quarter of 2010.  Operating income was favorably impacted by $42.5 million due to higher sales volumes, $14.9 million from positive price realization and a favorable product mix, with a higher proportion of aftermarket sales and favorable overhead absorption of $16.9 million.  Partially offsetting these increases were $7.0 million of increased selling, product and administrative expenses, unfavorable change in material cost variance of $15.9 million, and the impact of a prior year foreign currency gain of $5.2 million that was not repeated in the current year.

Operating income for Surface Mining Equipment was $101.0 million in the second quarter of 2011 compared to $92.0 million in the second quarter of 2010.  Operating income was favorably impacted by $22.0 million due to higher sales volumes, $3.5 million of decreased incentive and performance based compensation and $5.8 million of favorable overhead absorption.  Operating income was unfavorably impacted by $2.6 million on lower margin original equipment sales, change in material cost variance of $14.2 million and increased selling product and administrative expense of $5.2 million.

Corporate expense increased by $2.6 million primarily due to increased professional service fees related to acquisitions and other strategic initiatives, partially offset by decreased employee relocation costs.

Product Development, Selling and Administrative Expense

 Product development, selling and administrative expense totaled $141.5 million, or 13.3% of sales, in the second quarter of 2011, compared to $126.3 million, or 14.1% of sales, in the second quarter of 2010.  Product costs increased in the second quarter by $4.6 million due to the continued pursuit of technological advances in current product offerings combined with new product development efforts.  Selling and administrative expense increased by $10.7 million primarily due to human resource investments, consulting costs, technology investments and acquisition related costs.

Provision for Income Taxes

Income tax expense was $68.9 million in the second quarter of 2011 as compared to $55.2 million in the second quarter of 2010, with effective income tax rates for the second quarter of 2011 and 2010 of 29.8% and 31.4%, respectively.   The lower second quarter 2011 tax rate resulted from the benefit of tax planning strategies implemented this fiscal year, partially offset by a higher proportion of sales in regions with higher tax rates.  The effective income tax rate differs from the U.S. federal corporate income tax rate primarily due to foreign tax rate differentials.

Bookings and Backlog

Bookings for the second quarter of 2011 and 2010 are the following:

	Quarter Ended
	April 29,	April 30,
In thousands	2011	2010
Underground Mining Machinery	$905,208	$682,542
Surface Mining Equipment	670,425	398,288
Eliminations	(50,802)	(32,995)
Total Bookings	$1,524,831	$1,047,835

Index

Underground Mining Machinery original equipment orders increased by $148.9 million in the quarter and were led by the booking of two significant longwall orders in Australia and room and pillar equipment orders in the U.S.  China’s original equipment orders were down due to a longwall order that was received in the second quarter of fiscal 2010 not repeated in the second quarter of 2011.  Original equipment orders for the Surface Mining Equipment increased by $204.9 million.  New equipment orders for electric mining shovels, blasthole drills and alliance products were received from customers in North America, South America, Russia and South Africa for use in mining coal, copper and iron ore.  Original equipment bookings also benefited from the weaker U.S. dollar by $79.2 million mainly due to the U.S. dollar exchange rate with Australia.

Underground Mining Machinery aftermarket bookings increased by $73.8 million in the second quarter of 2011.  All regions had increased aftermarket orders except South Africa which had decreased parts and rebuilds bookings.  Surface Mining Equipment aftermarket orders increased by $67.2 million in the quarter.  Increases were seen across most regions with China, South Africa and the U.S. leading the way.  Aftermarket bookings also benefited from the weaker US dollar by $51.7 million.

Backlog as of April 29, 2011 and October 29, 2010 is as follows:

	April 29,	October 29,
In thousands	2011	2010

Underground Mining Machinery	$1,781,605	$1,208,181
Surface Mining Equipment	917,718	637,050
Eliminations	(60,182)	(24,973)
Total Backlog	$2,639,141	$1,820,258

           Backlog increased by $818.9 million from October 29, 2010, and ended the second quarter at $2.6 billion.  The increase in backlog is due to increased orders for both businesses in original equipment and aftermarket products.  Backlog does not include anticipated revenues from long-term maintenance and repair contracts.

Six Months Ended April 29, 2011 to Six Months Ended April 30, 2010

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Six Months Ended
	April 29,	April 30,	$	%
In thousands	2011	2010	Change	Change
Net Sales
Underground Mining Machinery	$1,159,302	$968,018	$191,284	19.8
Surface Mining Equipment	825,820	711,613	114,207	16.0
Eliminations	(52,861)	(54,187)	1,326	2.4
Total	$1,932,261	$1,625,444	$306,817	18.9

Index

Fiscal 2011 six months Underground Mining Machinery net sales were $1.2 billion, compared to the prior year six months of $968.0 million, which included a $149.4 million increase in aftermarket sales and $41.9 million increase in original equipment sales.  Aftermarket sales increased across all regions.  Parts sales increased $36.0 million and $25.1 million in China and the U.S., respectively, while rebuild sales increased in the U.S. by $37.9 million.  Original equipment sales increased in China by $47.0 million due to our first China longwall system sale during the first quarter of 2011.  Original equipment sales also increased in the U.S. by $48.8 million primarily due to longwall equipment sales.  Partially offsetting these increases was a $26.1 million decrease in room and pillar equipment in Australia.  Sales were also favorably impacted by the fluctuation in exchange rates by $30.2 million.

Fiscal 2011 six months Surface Mining Equipment net sales were $825.8 million, compared to the prior year six months of $711.6 million, which included an $85.1 million increase in aftermarket sales and $29.1 million increase in original equipment sales.  Parts sales increased by $35.5 million, and were evenly distributed across all regions.  The increase in service sales of $49.6 million was primarily related to North America coal and iron ore markets and South America copper markets.  Original equipment sales increased primarily due to increased alliance sales of $19.8 million and increased shovel sales into China.  Sales were also favorably impacted by the fluctuation in exchange rates by $6.0 million.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Six Months Ended
	April 29, 2011		April 30, 2010
In thousands	Operating Income (loss)	% of Net Sales	Operating Income (loss)	% of Net Sales
Underground Mining Machinery	$250,370	21.6	$177,487	18.3
Surface Mining Equipment	176,913	21.4	157,391	22.1
Corporate Expense	(26,156)	-	(23,136)	-
Eliminations	(13,267)	-	(13,642)	-
Total	$387,860	20.1	$298,100	18.3

Operating income for the Underground Mining Machinery segment was $250.4 million in the fiscal 2011 six months, compared to operating income of $177.5 million in the fiscal 2010 six months.  Operating income was favorably impacted by $77.2 million due to higher sales volumes, $25.6 million in favorable overhead absorption and $22.3 million from positive price realization and a favorable product mix, with a higher proportion of aftermarket sales.   These increases were offset by unfavorable material cost variance of $25.9 million, increased selling, product and administrative expenses of $19.8 million and the impact of a prior year foreign currency gain of $7.3 million that was not repeated in the current year.

Operating income for the Surface Mining Equipment segment was $176.9 million in the fiscal 2011 six months compared to operating income of $157.4 million in the fiscal 2010 six months.  Operating income was favorably impacted by $41.3 million due to higher sales volumes, favorable overhead absorption of $8.3 million, and $2.1 million from favorable product mix, with a higher proportion of aftermarket sales.  Partially offsetting these increases were the unfavorable change in material cost variance of $19.2 million and increased selling, product and administrative expense of $15.0 million.

Corporate expense increased by $3.0 million primarily due to increased professional service fees related to acquisitions and other strategic initiatives.

Index

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $273.7 million, or 14.2% of sales, in the fiscal 2011 six months, compared to $236.3 million, or 14.5% of sales, in the fiscal 2010 six months.  Product costs increased $7.4 million due to the continued pursuit of technological advances in current product offerings combined with new product development efforts.  Selling costs increased $14.9 million, which were mostly attributable to higher trade show activity and increased warehousing costs to meet higher parts demand.    Administrative expenses increased $15.8 million primarily due to acquisition related costs, human resource and technology investments, employee relocation costs and legal expense.

Provision for Income Taxes

Income tax expense was $116.1 million for the fiscal 2011 six months, compared to $91.9 million for the fiscal 2010 six months.  The income tax provisions represented effective income tax rates for the fiscal 2011 and 2010 six months of 30.5% and 31.9%, respectively.  The lower tax rate resulted from the benefit of tax planning strategies implemented this fiscal year, partially offset by a higher proportion of sales in regions with higher tax rates.  The effective income tax rate differs from the U.S. federal corporate income tax rate primarily due to foreign tax rate differentials.

Bookings

Bookings for the six months fiscal periods ended are the following:

	Six Months Ended
	April 29,	April 30,
In thousands	2011	2010
Underground Mining Machinery	$1,726,638	$1,156,517
Surface Mining Equipment	1,106,488	754,071
Eliminations	(80,821)	(54,691)
Total Bookings	$2,752,305	$1,855,897

Bookings in the fiscal 2011 six months were $2.8 billion, up 48.3% compared to orders in the fiscal 2010 six months of $1.9 billion.  Underground original equipment orders were up $475.6 million primarily due to three longwall orders in Australia along with increased room and pillar equipment orders in the U.S.  Original Equipment orders for the surface business were up $209.2 million when compared to the prior year.  Increased shovel, drill and alliance bookings were primarily for customers in North and South America, Russia, South Africa, India and Australia that will be used in mining coal, copper and iron ore. A multiple shovel order in India was our first significant original equipment order for the surface business in that country in more than a decade.  Original equipment bookings also benefited from the fluctuations in exchange rates by $118.7 million.

Aftermarket bookings for Underground Mining Machinery increased by $94.5 million in the fiscal 2011 six months.  Growth in aftermarket orders was driven by activity in Australia, partially offset by decreased rebuild orders in the U.S.  Surface mining aftermarket orders were also up, increasing $143.2 million in the fiscal 2011 six months when compared to the fiscal 2010 six months.  Aftermarket orders increased in all regions, except Australia, and were most significant in South America and China.  Aftermarket bookings also benefited from fluctuations in exchange rate by $69.3 million.

Index

Liquidity and Capital Resources

The following table reconciles trade working capital to working capital as of April 29, 2011 and October 29, 2010, respectively:

In thousands	April 29, 2011	October 29, 2010
Accounts receivable	$745,413	$674,135
Inventories	936,820	764,945
Accounts payable	(321,624)	(291,742)
Advance payments	(619,798)	(376,300)

Trade Working Capital	$740,811	$771,038

Other current assets	126,477	107,266
Short-term notes payable	(4,879)	(1,550)
Employee compensation and benefits	(90,160)	(128,132)
Accrued warranties	(66,776)	(62,351)
Other current liabilities	(147,784)	(163,249)

Working Capital Excluding Cash and Cash Equivalents	$557,689	$523,022
Cash and Cash Equivalents	1,071,141	815,581

Working Capital	$1,628,830	$1,338,603

We currently use trade working capital and cash flow from operations as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations.  We require trade working capital investment because our service model requires us to maintain certain inventory levels in order to maximize our customers’ machine availability.  This information also provides focus on our receivable terms and collection efforts and our ability to obtain advance payments on original equipment orders.  As part of our continuous improvement of purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.

During the fiscal 2011 six months cash provided by operating activities was $249.8 million compared to cash provided by operating activities of $168.0 million during the fiscal 2010 six months.  The additional cash provided by advance payments and progress billings of $265.8 million is associated with higher level of new orders.  This was offset by an increase in inventory levels of $190.3 million to support increasing production plans for the remainder of this year and a $33.4 million increase in accounts receivable due to higher sales volumes.

During the fiscal 2011 six months cash used by investing activities was $52.9 million compared to cash used by investing activities of $33.7 million during the fiscal 2010 six months.  The change in investing activities was primarily associated with an increase in capital expenditures of $21.0 million as we continue to invest in our repair and rebuild facilities to support the expanding installed original equipment base as well as increased investment in manufacturing equipment that will support our increasing production schedules.

During the fiscal 2011 six months cash provided by financing activities was $34.1 million compared to cash used by financing activities of $22.5 million during the fiscal 2010 six months.  The change was primarily due to increased proceeds from equity award activity.

On February 16, 2011, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock.  The dividend was paid on March 18, 2011 to all shareholders of record at the close of business on March 4, 2011.

Index

Retiree Benefits

For the fiscal 2011 six months we have recognized $25.2 million of defined benefit pension expense compared to $26.5 million for the comparable prior year period.  Through April 29, 2011 we have contributed $69.3 million to our U.S. defined benefit plans and during 2011 we expect to contribute approximately $135.0 to $145.0 million to our U.S. defined benefit employee pension plans.  The investment performance of the pension plans’ assets along with the movement in the discount rate used to calculate the pension plans’ liabilities will determine the amount and timing of additional contributions to the pension plans in subsequent years.

Share Repurchase Program

Under our share repurchase program, management has remaining authorization to repurchase up to $883.4 million in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011.  At the current time, we are not engaged in share repurchases as other uses of cash, such as manufacturing and service expansion projects, completing the acquisition of LeTourneau and other potential acquisition opportunities associated with the planned growth of the business are taking a priority.

LeTourneau Acquisition

On May 13, 2011 we entered into a definitive agreement with Rowan Companies, Inc. to purchase all of the outstanding capital stock of LeTourneau for $1.1 billion, subject to a working capital adjustment.  We expect to close the transaction following receipt of necessary regulatory approvals, and satisfaction of customary closing conditions, which is expected to occur within 60 days of the agreement date.  The transaction will be financed through a combination of cash and additional borrowings.  LeTourneau operates in two businesses, mining products and drilling products.

The LeTourneau mining business is a leading manufacturer of large wheel loaders for surface mining, providing the industry’s largest model sizes and payload capacities.  The mining business provides a complementary product offering to our Surface Mining Equipment division and further expands the opportunities of our Life Cycle Management philosophy.  In addition, the loaders will also give us access to smaller, non-electrified mines where more mobile equipment is needed by our customers.

The drilling business designs, builds and supports offshore jack-up rigs, drilling rigs and drilling equipment, as well as the major components to support these rigs, for the oil and gas industries.

Financial Condition

As of April 29, 2011, we had $1.1 billion in cash and cash equivalents and $255.3 million available for borrowings under the Credit Agreement.  Our current cash requirements include working capital, completion of the LeTourneau acquisition, defined benefit pension contributions, capital expenditures, dividends, and interest payments.  We will also continue to evaluate strategic acquisitions, including mining-related product line additions or service extensions.  Based upon our current and forecasted level of operations, we believe that cash flows from operations, together with cash and cash equivalents on hand, available borrowings under the Credit Agreement and access to global credit markets will be adequate to meet our anticipated future cash requirements.

Index

Off-Balance Sheet Arrangements

We lease various assets under operating leases.  No significant changes to lease commitments have occurred since our year ended October 29, 2010.  We have no other off-balance sheet arrangements, other than as noted  in Note 7 to the Condensed Consolidated Financial Statements.

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

We believe our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, accrued warranties, pension and post-retirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 29, 2010 for a discussion of these policies.  There were no material changes to these policies during the second quarter of 2011.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended April 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

No change.

Item 1A.  Risk Factors

No change.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Reserved

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

10.1
Form of Restricted Stock Unit Award Agreement, dated March 8, 2011 between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOY GLOBAL INC.
(Registrant)

/s/ Michael S. Olsen

Date: June 6, 2011	Michael S. Olsen
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

/s/ Ricky T. Dillon
Date: June 6, 2011	Ricky T. Dillon
Vice President, Controller
and Chief Accounting Officer
(Principal Accounting Officer)