Form 10-Q
period 2011-07-29
JOY GLOBAL INC
filed 2011-09-07
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED  July 29, 2011

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
NON-ACCELERATED FILER ☐    SMALLER REPORTING COMPANY ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 29, 2011
Common Stock, $1 par value	105,096,841

JOY GLOBAL INC.

FORM 10-Q -- INDEX
July 29, 2011

Index

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results (including our pending acquisition of International Mining Machinery Holdings Ltd. (“IMM”) and pending disposition of the drilling products business of LeTourneau Technologies, Inc.), and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements are identified by forward-looking terms such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “may be,” “objective,” “plan,” “predict,” “should,” “will be,” and similar expressions.  Forward-looking statements are based on our expectations and assumptions at the time they are made and are subject to risks and uncertainties, that may cause actual results to differ materially from the forward-looking statements.  In addition, certain market outlook information is based on third party sources that we cannot independently verify, but that we believe to be reliable.  Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, and the risks discussed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for our fiscal year ended October 29, 2010, and in other filings that we make with the SEC. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement.  All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Index

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(In thousands except per share amounts)

	Quarter Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010

Net sales	$1,136,352	$850,002	$3,068,613	$2,475,446
Costs and expenses:
Cost of sales	739,626	560,217	2,013,615	1,653,427
Product development, selling and administrative expenses	165,325	118,262	438,985	354,547
Other income	(4,591)	(903)	(7,839)	(3,054)

Operating income	235,992	172,426	623,852	470,526
Interest income	3,438	3,508	11,595	9,272
Interest expense	(9,470)	(7,447)	(25,195)	(22,137)
Reorganization items	-	(145)	(35)	(740)

Income from continuing operations before income taxes	229,960	168,342	610,217	456,921
Provision for income taxes	58,155	49,839	174,208	141,760
Income from continuing operations	171,805	118,503	436,009	315,161
Income from discontinued operations, net of income taxes	1,300	-	1,300	-

Net income	$173,105	$118,503	$437,309	$315,161

Basic earnings per share:
Continuing operations	$1.63	$1.15	$4.16	$3.06
Discontinued operation	0.01	-	0.01	-
Net Income	$1.64	$1.15	$4.17	$3.06

Diluted earnings per share:
Continuing operations	$1.61	$1.13	$4.09	$3.01
Discontinued operation	0.01	-	0.01	-
Net Income	$1.62	$1.13	$4.10	$3.01

Dividends per share	$0.175	$0.175	$0.525	$0.525

Weighted average shares outstanding:
Basic	105,204	103,333	104,803	103,084
Diluted	106,735	104,964	106,475	104,732

See Notes to Condensed Consolidated Financial Statements.

Index

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	July 29, 2011	October 29, 2010
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$443,092	$815,581
Accounts receivable, net	852,376	674,135
Inventories, net	1,240,189	764,945
Other current assets	166,526	107,266
Current assets of discontinued operations	351,579	-
Total current assets	3,053,762	2,361,927

Property, plant and equipment, net	504,384	378,024
Investment, at fair value	134,814	-
Other intangible assets, net	403,283	178,831
Goodwill	393,657	125,686
Deferred income taxes (see footnote 2)	141,551	149,654
Other non-current assets	65,827	76,891
Non-current assets of discontinued operations	233,080	-
Total assets	$4,930,358	$3,271,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$33,700	$1,550
Trade accounts payable	357,620	291,742
Employee compensation and benefits	129,628	128,132
Advance payments and progress billings	790,570	376,300
Accrued warranties	79,223	62,351
Other accrued liabilities	178,611	163,249
Current liabilities of discontinued operations	200,740	-
Total current liabilities	1,770,092	1,023,324

Long-term obligations	873,366	396,326
Accrued pension costs	325,964	428,348
Other liabilities	82,565	80,649

Total liabilities	3,051,987	1,928,647

Shareholders’ equity (see footnote 2)	1,878,371	1,342,366

Total liabilities and shareholders’ equity	$4,930,358	$3,271,013

See Notes to Condensed Consolidated Financial Statements.

Index

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	July 29, 2011	July 30, 2010
Operating Activities:
Income from continuing operations	$436,009	$315,161
Income from discontinued operations	1,300	-
Adjustments to continuing operations:
Depreciation and amortization	50,669	44,870
Change in deferred income taxes	(11,883)	6,001
Excess income tax benefit from share-based payment awards	(17,837)	(5,446)
Contributions to retiree benefit plans	(134,352)	(73,876)
Retiree benefit plan expense	38,429	40,252
Other, net	18,369	7,192
Changes in Working Capital Items Attributed to Continuing Operations, net of acquisition:
Accounts receivable, net	(64,902)	(7,231)
Inventories, net	(259,180)	(21,472)
Other current assets	(41,574)	1,067
Trade accounts payable	18,894	50,712
Employee compensation and benefits	(12,169)	(7,509)
Advance payments and progress billings	303,475	30,309
Other accrued liabilities	22,186	(7,101)
Net cash provided by operating activities – continuing operations	346,134	372,929
Net cash used by operating activities – discontinued operations	(2,444)	-
Net cash provided by operating activities	343,690	372,929
Investing Activities:
Property, plant and equipment acquired	(75,189)	(51,325)
Investment in International Mining Machinery shares	(140,613)	-
Acquisition of LeTourneau net of cash acquired	(1,041,161)	-
Other, net	2,514	(1,614)
Net cash used by investing activities – continuing operations	(1,254,449)	(52,939)
Net cash used by investing activities – discontinued operations	(361)	-
Net cash used by investing activities	(1,254,810)	(52,939)
Financing Activities:
Share-based payment awards	70,426	24,187
Dividends paid	(54,870)	(54,003)
Change in short and long-term obligations, net	508,861	(13,085)
Financing fees	(9,435)	-
Net cash provided (used) by financing activities – continuing operations	514,982	(42,901)
Net cash provided (used) by financing activities – discontinued operations	-	-
Net cash provided (used) by financing activities	514,982	(42,901)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	23,649	(132)
(Decrease) Increase in Cash and Cash Equivalents	(372,489)	276,957
Cash and Cash Equivalents at Beginning of Period	815,581	471,685
Cash and Cash Equivalents at End of Period	$443,092	$748,642

See Notes to Condensed Consolidated Financial Statements.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
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

Acquisition of LeTourneau Technologies, Inc.

On June 22, 2011, we completed the acquisition of LeTourneau Technologies, Inc. (“LeTourneau”).  LeTourneau operates in three businesses, mining equipment, steel products and drilling products.  Subsequent to the acquisition we entered into a definitive agreement with Cameron International Corporation (“Cameron”) to sell the drilling products business of LeTourneau. The results of operations for LeTourneau have been included in the accompanying condensed consolidated financial statements from the acquisition date forward, with results of the drilling products business being included as results of discontinued operations while the mining equipment and steel products business results are included in continuing operations as part of the surface mining equipment segment.

We purchased all of the outstanding shares of LeTourneau.  The preliminary purchase price for the acquisition was as follows:

(in thousands)
Cash consideration	$1,100,000
Working capital purchase price adjustments	(54,346)
$1,045,654

The final purchase price is pending and is based upon the level of net working capital transferred at closing.  The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is based upon the estimated fair values at the date of acquisition.  The fair values of the assets and liabilities included in the table below are preliminary and subject to change principally as we are currently in the process of obtaining third-party valuations of assets acquired and liabilities assumed.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

The excess of the purchase price over the net tangible and identifiable intangible assets is reflected as goodwill.  The amount allocated to intangible assets and goodwill for tax purposes is expected to be tax deductible as a result of our election under Section 338(h) (10) of the Internal Revenue Code.  The following table summarizes the preliminary estimates of fair value of the assets acquired and the liabilities assumed as of the acquisition date:

(in thousands)
Assets Acquired:
Cash and cash equivalents	$4,714
Accounts receivable	57,237
Inventories	199,214
Other current assets	187
Current assets of discontinued operations	330,268
Property, plant and equipment	85,609
Other intangible assets and goodwill	488,162
Other non-current assets	535
Non-current assets of discontinued operations	234,240
Total assets acquired	1,400,166

Liabilities Assumed:
Accounts payable	(37,161)
Employee compensation and benefits	(10,576)
Advance payments and progress billings	(97,228)
Other accrued liabilities	(20,039)
Current liabilities of discontinued operations	(189,508)
Total liabilities assumed	(354,512)
$1,045,654

The fair value for acquired assets was primarily determined based upon discounted expected cash flows.  Of the $488.2 million of intangible assets and goodwill, $232.0 million has been preliminarily assigned to intangible assets which are being amortized.  The determination of the useful life was based upon historical experience, economic factors, and future cash flows of the assets acquired.

The results of LeTourneau have been included in the condensed consolidated financial statements since the date of acquisition.  For the six-week period, the mining equipment and steel products businesses of LeTourneau combined had net sales of $43.3 million and net income of $6.3 million.  We incurred $8.6 million of acquisition costs related to LeTourneau.

The following unaudited pro forma financial information for the three and nine months ended July 29, 2011 and July 30, 2010 reflect the results of continuing operations as if the acquisition had been completed on October 30, 2010 and October 31, 2009, respectively.  Pro forma adjustments have been made for changes in depreciation and amortization expenses related to the valuation of the acquired fixed and intangible assets at fair value, the elimination of non-recurring items, the addition of incremental costs related to debt used to finance the acquisition, and the tax benefits related to the increased costs.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

	Quarter Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Net sales	$1,203,786	$922,202	$3,284,766	$2,641,619
Income from continuing operations	$175,015	$124,192	$446,593	$318,915
Basic earnings per share from continuing operatons	$1.66	$1.20	$4.26	$3.09
Diluted earnings per share from continuing operatons	$1.64	$1.18	$4.19	$3.05

The unaudited pro forma financial information is presented for information purposes only.  It is not necessarily indicative of what our financial position or results of operations actually would have been had we completed the acquisition at the dates indicated, nor does it purport to project the future financial position or operating results of the combined company.

Discontinued operations of LeTourneau

On August 29, 2011 we entered into a definitive agreement with Cameron to sell the drilling products business purchased from LeTourneau for $375.0 million in cash, subject to a post-closing working capital adjustment.  We expect to close the transaction following receipt of necessary regulatory approvals, and satisfaction of customary closing conditions, which is expected to occur within 60 days of the agreement date.  The drilling products business has been reflected as a discontinued operation and all assets and liabilities of the segment have been reflected as such in the Condensed Consolidated Balance Sheet and all results of operations have been reflected as discontinued operations in the Condensed Consolidated Statement of Income.

The operating results of the discontinued operations included in the consolidated financial statements for the three months and nine months ended July 29, 2011 follow:

(in thousands)
Net sales	$19,536
Income before income taxes	1,941
Provision for income taxes	641
Income from discontinued operations, net of tax	$1,300

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

The following are the assets and liabilities of the discontinued operations as of July 29, 2011:

(in thousands)	July 29, 2011
Accounts receivable, net	$49,399
Inventories	274,674
Other current assets	27,506
Total current assets of discontinued operations	$351,579

Property, plant and equipment, net	$116,528
Other intangible assets and goodwill	115,834
Other non-current assets	718
Total non-current assets of discontinued operations	$233,080

Accounts payable	$52,536
Employee compensation and benefits	12,709
Advance payments and progress billings	102,043
Other accrued liabilities	33,452
Total current liabilities of discontinued operations	$200,740

2.	Basis of Presentation

The Condensed Consolidated Financial Statements presented in this quarterly report on Form 10-Q are unaudited and have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  In our opinion, all adjustments necessary for the fair presentation on a going concern basis of the results of operations, cash flows and financial position for all periods presented have been made.  All adjustments made are of a normal recurring nature.  The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual amounts could differ from the estimates.

These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2010.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

Total shareholders’ equity and deferred income taxes have been adjusted by $13.0 million for a change in the deferred tax asset valuation allowance originally recorded in 2006.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

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

We are exposed to certain foreign currency risks in the normal course of our global business operations.  For derivative contracts that are designated and qualify for a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax.  This amount is reclassified into the income statement on the line associated with the underlying transaction for the period(s) in which the hedged transaction affects earnings.  The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by October 2012.  Ineffectiveness related to these derivative contracts was recorded in the Consolidated Statement of Income as a gain of $0.3 million and $1.0 million for the quarters ended July 29, 2011 and July 30, 2010, respectively.  Ineffectiveness related to these derivative contracts was recorded in the Consolidated Statement of Income as a gain of $0.6 million and a gain of $3.7 million for the nine months ended July 29, 2011 and July 30, 2010, respectively.

For derivative contracts that are designated and qualify as a fair value hedge, gain or loss is recorded in the Consolidated Statement of Income under the heading Cost of Sales.  For the quarters ended July 29, 2011 and July 30, 2010 we recorded a $2.3 million loss and a $0.1 million gain, respectively, in the Consolidated Statement of Income related to fair value hedges which was offset by foreign exchange fluctuations of the underlying receivables.  For the nine months ended July 29, 2011 and July 30, 2010 we recorded a loss of $0.7 million and $0.1 million, respectively, in the Consolidated Statement of Income related to fair value hedges which was offset by foreign exchange fluctuations of the underlying receivables.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

The following table summarizes the effect of cash flow hedges on the Consolidated Statement of Income:

In thousands	Effective Portion

Derivative Hedging Relationship	Amount of Gain/(Loss) Recognized in OCI	Location of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings

Quarter ended July 29, 2011

Foreign currency
forward contracts	$2,945	Cost of sales	$413
		Sales	456

Nine months ended July 29, 2011

Foreign currency
forward contracts	$9,392	Cost of sales	$3,357
		Sales	4,039
Quarter ended July 30, 2010

Foreign currency
forward contracts	$11,529	Cost of sales	$(7,175)
		Sales	3,019

Nine months ended July 30, 2010

Foreign currency
forward contracts	$6,397	Cost of sales	$(7,333)
		Sales	3,876

We are exposed to credit risk in the event of nonperformance by counterparties to the forward contracts.  The contract amount, along with other terms of the forward, determines the amount and timing of amounts to be exchanged and the contract is generally subject to credit risk only when the contract has a positive fair value.  We currently have a concentration of these contracts with Bank of America, N.A.

Forward exchange contracts are entered into to protect the value of forecasted transactions and committed future foreign currency receipts and disbursements and consequently any market-related loss on the forward contract would be offset by changes in the value of the hedged item.  As a result, we are generally not exposed to net market risk associated with these instruments.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

4.	Borrowings and Credit Facilities

Direct borrowings and capital lease obligations consisted of the following:

In thousands	July 29, 2011	October 29, 2010

Term Loan due 2016	$500,000	$-
6.0% Senior Notes due 2016	247,924	247,677
6.625% Senior Notes due 2036	148,435	148,417
Short-term notes payable and bank overdrafts	8,500	1,208
Capital leases and other	2,207	574
	907,066	397,876
Less: Amounts due within one year	(33,700)	(1,550)

Long-term obligations	$873,366	$396,326

As of June 21, 2011 we have exercised our option under the unsecured revolving credit facility (the “Credit Agreement”) to increase the aggregate revolving commitment available by an additional $200.0 million.  As increased, the $700.0 million Credit Agreement is set to expire November 3, 2014.  Outstanding borrowings bear interest equal to the London Interbank Offered Rate (“LIBOR”) (defined as applicable LIBOR rate for the equivalent interest period plus 1.75% to 2.75%) or the base rate (defined as the higher of the prime rate, Federal Funds Effective Rate plus 0.5%, or Eurodollar Rate plus 1.0%) at our option.  We pay a commitment fee ranging from 0.25% to 0.5% on the unused portion of the revolving credit facility based on our credit rating.  The Credit Agreement requires the maintenance of certain financial covenants, including leverage and interest coverage ratios.  The Credit Agreement also restricts payments of dividends or other return of capital when the consolidated leverage ratio exceeds a stated amount. At July 29, 2011, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

At July 29, 2011, there was $441.8 million available for borrowings under the Credit Agreement.   Outstanding letters of credit issued under the Credit Agreement, which count toward the $700.0 million credit limit, totaled $258.2 million.  At July 29, 2011, and October 29, 2010, there were no outstanding direct borrowings under the Credit Agreement.

The LeTourneau acquisition was funded in part by utilizing the full $500.0 million commitment under the term loan commitment (the “Term Loan”) dated June 16, 2011.  The Term Loan requires quarterly principal payments beginning September 20, 2011 and matures June 16, 2016.  The Term Loan contains terms and conditions that are substantially similar to the terms and conditions of the Credit Agreement.  Outstanding borrowings for the Term Loan bear interest equal to the Eurodollar rate plus a margin that varies with the Company’s credit rating and base rate loans (defined as the higher of the prime rate, Federal Funds Effective Rate plus 0.5% or one month Eurodollar Rate plus 1.0%) plus a margin that varies with the Company’s credit rating.  The Term Loan requires the maintenance of certain financial covenants, including leverage and interest coverage ratios.  At July 29, 2011, we were in compliance with all financial covenants of the Term Loan.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

On July 11, 2011 we entered into a Share Purchase Agreement (“SPA”) to acquire approximately 41.1% of the outstanding common stock of International Mining Machinery Holdings Ltd., a Hong Kong listed designer and manufacturer of underground and coal mining equipment located in China.  Pursuant to Rule 26.1 of the Hong Kong Takeovers Code, upon receipt of regulatory approval and closing of the purchase under the SPA, we will be required to make an offer for the remaining IMM shares.  In conjunction with the SPA, we entered into a $1.5 billion senior unsecured bridge term loan facility (the “Bridge Loan Agreement”).  Under the Bridge Loan Agreement we have the ability to draw up to a maximum of $650.0 million on the closing date of the SPA and subsequently in multiple draws of no less the $10.0 million at any time during the period beginning on the commencement of the mandatory tender offer and ending on the date on which all amounts payable with respect to the tender offer have been paid.  Any unused commitments of the Bridge Loan Agreement shall expire on the earlier of (i) the date on which the SPA is terminated without the purchase having been consummated, (ii) March 11, 2012, unless the purchase is consummated on or prior to such date, (iii) the date that is 90 days following the 41.1% purchase date, as defined in the Bridge Loan Agreement, (iv) the date on which all amounts payable pursuant to the tender offer have been paid, (v) the date on which the commitments are terminated, reduced or prepaid, or (vi) May 11, 2012.  Outstanding borrowings bear interest equal to Eurodollar rate plus a margin that varies with the credit rating and base rate loans (defined as the higher of the prime rate, Federal Funds Effective Rate plus 0.5% or one month Eurodollar Rate plus 1.0%) plus a margin that varies with the credit rating.  We also pay a commitment fee ranging from 0.25% to 0.375% on the undrawn portion of the credit facility based on our credit rating.  The Bridge Loan Agreement requires the maintenance of certain financial covenants, including leverage and interest coverage ratios that are substantially similar to those in the Credit Agreement.  At July 29, 2011, no amounts were outstanding under the Bridge Loan Agreement and we were in compliance with all financial covenants of the Bridge Loan Agreement.

5.	Warranties

The following table reconciles the changes in the product warranty reserve:

	Quarter Ended		Nine Months Ended
In thousands	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Balance, beginning of period	$66,776	$59,726	$62,351	$58,947
Accrual for warranty expensed during the period	9,780	6,415	27,376	24,359
Settlements made during the period	(9,408)	(7,549)	(25,076)	(23,385)
Change in liability for pre-existing warranties during the period, including expirations	928	(117)	1,170	(778)
Effect of foreign currency translation	(398)	(505)	1,857	(1,173)
Acquired warranty accrual – LeTourneau	11,545	-	11,545	-
Balance, end of period	$79,223	$57,970	$79,223	$57,970

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

6.	Basic and Diluted Net Income Per Share

Basic net income per share is computed based on the weighted-average number of shares outstanding during each period.  Diluted net income per share is computed based on the weighted-average number of shares outstanding during each period, plus dilutive potential shares considered outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share:

	Quarter Ended		Nine Months Ended

In thousands except per share data	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Numerator:
Income from continuing operations	$171,805	$118,503	$436,009	$315,161
Income from discontinued operations	1,300	-	1,300	-
Net income	$173,105	$118,503	$437,309	$315,161

Denominator:
Denominator for basic net income per share -
Weighted average shares	105,204	103,333	104,803	103,084
Effect of dilutive securities:
Stock options, restricted stock units and performance shares	1,531	1,631	1,672	1,648
Denominator for diluted net income per share -
Adjusted weighted average shares and assumed conversions	106,735	104,964	106,475	104,732

Basic earnings per share:
Continuing operations	$1.63	$1.15	$4.16	$3.06
Discontinued operations	0.01	-	0.01	-
Net income	$1.64	$1.15	$4.17	$3.06

Diluted earnings per share:
Continuing operations	$1.61	$1.13	$4.09	$3.01
Discontinued operations	0.01	-	0.01	-
Net income	$1.62	$1.13	$4.10	$3.01

7.	Contingent Liabilities

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
July 29, 2011
(Unaudited)

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

On July 29, 2011, we were contingently liable to banks, financial institutions, and others for approximately $282.8 million for outstanding letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business.  Of the $282.8 million, approximately $15.7 million relates to surety bonds and $8.9 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

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

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of certain other liabilities.  As of July 29, 2011 and October 29, 2010 we did not have any Level 3 assets or liabilities.

Fair Value Measurements at July 29, 2011
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2

Current Assets
Cash and cash equivalents	$443,092	$443,092	$443,092	$-

Other Current Assets
Derivatives	$14,388	$14,388	$-	$14,388

Other Long-term Assets
Investment, at fair value	$134,814	$134,814	$134,814	$-

Short-term notes payable,
Including current portion of long-term obligations
Current portion of Term Loan	$25,000	$25,000	$-	$25,000

Other Accrued Liabilities
Derivatives	$5,207	$5,207	$-	$5,207

Long-term Obligations
6.0 % Senior Notes	$247,924	$282,500	$282,500	$-
6.625% Senior Notes	$148,435	$162,933	$162,933	$-
Term Loan	$475,000	$475,000	$-	$475,000

Fair Value Measurements at October 29, 2010
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2

Current Assets
Cash and cash equivalents	$815,581	$815,581	$815,581	$-

Other Current Assets
Derivatives	$10,643	$10,643	$-	$10,643

Other Accrued Liabilities
Derivatives	$4,212	$4,212	$-	$4,212

Long-term Obligations
6.0 % Senior Notes	$247,677	$273,125	$273,125	$-
6.625% Senior Notes	$148,417	$152,438	$152,438	$-

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

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

Investment, at fair value:  The fair value of the investment is estimated based on an active quoted market price at the respective period end.  See Note 13 for further information related to Investment, at fair value.

Senior Notes:  The fair market value of the Senior Notes is estimated based on market quotations at the respective period end.

Term Loan: The fair value of the Term Loan is estimated using discounted cash flows and current market conditions.

9.	Inventories

Consolidated inventories consisted of the following:

In thousands	July 29, 2011	October 29, 2010
Finished goods	$749,532	$503,356
Work in process and purchased parts	289,561	183,658
Raw materials	201,096	77,931
	$1,240,189	$764,945

10.	Share-Based Compensation

We recognized total share-based compensation expense for the quarters ended July 29, 2011 and July 30, 2010 of approximately $6.7 million and $4.5 million, respectively.  We recognized total share-based compensation expense for the nine months ended July 29, 2011 and July 30, 2010 of approximately $18.9 million and $18.8 million, respectively.  For the quarters ended July 29, 2011 and July 30, 2010 we had 55,960 and 70,376 stock options exercised, respectively.  For the nine months ended July 29, 2011 and July 30, 2010 we had 1,425,450 and 763,312 stock options exercised, respectively.

11.	Comprehensive Income

Comprehensive income consisted of the following net of taxes where applicable:

	Quarter Ended		Nine Months Ended
In thousands	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010

Net income	$173,105	$118,503	$437,309	$315,161
Other comprehensive income (loss):
Pension & postretirement adjustments	11,438	5,416	23,210	16,194
Translation adjustments	(1,777)	(6,654)	50,055	(13,346)
Investment fair value adjustments	(5,799)	-	(5,799)	-
Derivative fair value adjustments	1,360	4,793	1,309	1,911
Total other comprehensive income	5,222	3,555	68,775	4,759
Comprehensive income	$178,327	$122,058	$506,084	$319,920

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

12.	Retiree Benefits

The components of the net periodic pension and other post-retirement benefits expense recognized are as follows:

	Pension Benefits Quarter Ended		Postretirement Benefits Quarter Ended
In thousands	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010

Service cost	$5,223	$5,273	$166	$171
Interest cost	21,800	21,328	343	394
Expected return on assets	(23,833)	(22,070)	(71)	(37)
Amortization of:
Prior service cost	343	289	12	-
Actuarial loss (gain)	8,999	8,203	(214)	(366)
Net periodic benefit cost	$12,532	$13,023	$236	$162

	Pension Benefits Nine Months Ended		Postretirement Benefits Nine Months Ended
In thousands	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010

Service cost	$15,493	$15,819	$736	$687
Interest cost	64,182	63,960	1,155	1,214
Expected return on assets	(69,540)	(65,537)	(255)	(169)
Amortization of:
Prior service cost	1,031	869	36	-
Actuarial loss (gain)	26,573	24,495	(982)	(1,070)
Net periodic benefit cost	$37,739	$39,606	$690	$662

The actuarial loss (gain) arises from differences in estimates and actual experiences for certain assumptions including changes in discount rate, expected return on assets and future salary rate increases.  During 2011 we expect to contribute approximately $175.0 million to $185.0 million to our defined benefit employee pension plans.

13.	Investment, at Fair Value

On July 28, 2011, we purchased approximately 136.5 million shares of International Mining Machinery Holdings Ltd. (“IMM”) for $140.6 million.  These shares were purchased on the open market and represent 10.5% of the total outstanding shares.  Unrealized gains and losses arising from the revaluation of the current investment, net of applicable deferred income taxes, is carried in accumulated other comprehensive income (loss).

On July 14, 2011 we announced that we entered into an agreement on July 11, 2011 to purchase approximately 41.1% of IMM’s outstanding shares for approximately $585 million (U.S.) or HK$8.50 per share.  The July 11, 2011 purchase agreement is subject to approval from the Anti-monopoly Bureau of the Ministry of Commerce (“MOFCOM”) of the People’s Republic of China.  Upon obtaining approval from MOFCOM, we will apply the acquisition method of accounting re-measuring the preexisting interest at fair value with the resulting gain or loss recorded into earnings and we will be required to make an unconditional cash tender offer to purchase the remaining outstanding shares.

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

14.	Segment Information

We have historically operated in two reportable segments: Underground Mining Machinery and Surface Mining Equipment.  Crushing and conveying operating results related to surface applications are reported as part of the Surface Mining Equipment segment, while total crushing and conveying operating results are included with the Underground Mining Machinery segment.  Eliminations consist of the surface applications of crushing and conveying included in both operating segments. On June 22, 2011 we completed the acquisition of LeTourneau from Rowan Companies, Inc.  LeTourneau historically operated in three business segments, mining equipment, steel products and drilling products.  Results of mining equipment and steel products have been combined with our Surface Mining Equipment segment.  The drilling products segment has been classified as a discontinued operation.  See Note 1 for discussion on discontinued operations.

In thousands	Underground Mining Machinery	Surface Mining Equipment	Corporate	Eliminations	Total
Quarter ended July 29, 2011
Net sales	$669,179	$507,552	$-	$(40,379)	$1,136,352
Operating income (loss)	156,437	113,760	(24,392)	(9,813)	235,992
Interest and reorganization items	-	-	(6,032)	-	(6,032)
Income from continuing operations before income taxes	$156,437	$113,760	$(30,424)	$(9,813)	$229,960
Depreciation and amortization	$10,618	$8,344	$59	$-	$19,021
Capital expenditures	$8,546	$12,745	$800	$-	$22,091

Quarter ended July 30, 2010
Net sales	$510,817	$372,942	$-	$(33,757)	$850,002
Operating income (loss)	107,084	82,857	(9,541)	(7,974)	172,426
Interest and reorganization items	-	-	(4,084)	-	(4,084)
Income before income taxes	$107,084	$82,857	$(13,625)	$(7,974)	$168,342
Depreciation and amortization	$10,329	$5,179	$33	$-	$15,541
Capital expenditures	$12,590	$6,598	$13	$-	$19,201

Nine months ended July 29, 2011
Net sales	$1,828,481	$1,333,372	$-	$(93,240)	$3,068,613
Operating income (loss)	406,807	290,673	(50,548)	(23,080)	623,852
Interest and reorganization items	-	-	(13,635)	-	(13,635)
Income from continuing operations before income taxes	$406,807	$290,673	$(64,183)	$(23,080)	$610,217
Depreciation and amortization	$30,769	$19,725	$175	$-	$50,669
Capital expenditures	$39,359	$35,030	$800	$-	$75,189

Nine months ended July 30, 2010
Net sales	$1,478,835	$1,084,555	$-	$(87,944)	$2,475,446
Operating income (loss)	284,571	240,248	(32,677)	(21,616)	470,526
Interest and reorganization items	-	-	(13,605)	-	(13,605)
Income before income taxes	$284,571	$240,248	$(46,282)	$(21,616)	$456,921
Depreciation and amortization	$29,339	$15,439	$92	$-	$44,870
Capital expenditures	$25,253	$25,953	$119	$-	$51,325

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

15.	Subsequent Events

On August 16, 2011 we purchased approximately 102 million, or 7.9%, of additional outstanding shares of IMM on the open market for approximately $105.1 million, bringing our total ownership stake to 18.3%.

On August 22, 2011, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock.  The dividend will be paid on September 19, 2011 to all shareholders of record at the close of business on September 5, 2011.

On August 29, 2011 we entered into a definitive agreement with Cameron to sell the drilling products business purchased from LeTourneau for $375.0 million in cash, subject to a post-closing working capital adjustment.  We expect to close the transaction following receipt of necessary regulatory approvals, and satisfaction of customary closing conditions, which is expected to occur within 60 days of the agreement date.  The drilling products business has been reflected as a discontinued operation and all assets and liabilities of the segment have been reflected as such in the Condensed Consolidated Balance Sheet and all results of operations have been reflected as discontinued operations in the Condensed Consolidated Statement of Income.

16.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.”  ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity.  ASU 2011-05 will be effective for the quarter ending January 25, 2013.  The adoption of this guidance will have no impact on our financial condition or results of operations but will impact the presentation of the financial statements.  We are currently evaluating the presentation options.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU clarifies and changes the application of various fair value measurement principles and disclosure requirements, and will be effective for the quarter ending April 27, 2012.  The adoption is not expected to have a material impact on our consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU No. 2009-17 clarifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  This ASU was effective for us beginning in the first quarter of fiscal 2011 (October 30, 2010).  The adoption of ASU No. 2009-17 did not have a material impact on our consolidated financial statements.

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

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

17.	Subsidiary Guarantors

The following tables present condensed consolidated financial information of continuing operations as of July 29, 2011 and October 29, 2010 and for the quarters and nine months ended July 29, 2011 and July 30, 2010 for: (a) the parent company; (b) on a combined basis, the guarantors of the Credit Agreement and Senior Notes issued in November 2006, which include the significant domestic operations of Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co., LeTourneau Technologies, Inc., and Continental Crushing & Conveying Inc. (the “Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the “Non-Guarantor Subsidiaries”).  Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidating Statement of Income
Quarter Ended July 29, 2011
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$-	$712,779	$718,079	$(294,506)	$1,136,352

Cost of sales	-	476,603	488,767	(225,744)	739,626

Product development, selling and administrative expenses	24,102	80,652	60,571	-	165,325
Other (income) expense	-	15,975	(20,566)	-	(4,591)
Operating income (loss)	(24,102)	139,549	189,307	(68,762)	235,992

Intercompany items	4,778	(7,054)	(34,681)	36,957	-
Interest income (expense) - net	(8,687)	382	2,273	-	(6,032)
Reorganization items	-	-	-	-	-

Income (loss) from continuing operations before income taxes and equity	(28,011)	132,877	156,899	(31,805)	229,960

Provision (benefit) for income taxes	(29,103)	56,015	31,243	-	58,155
Equity in income (loss) of subsidiaries	170,713	41,721	-	(212,434)	-

Income from continuing operations	$171,805	$118,583	$125,656	$(244,239)	$171,805

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

Condensed Consolidating Statement of Income
Quarter Ended July 30, 2010
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$-	$493,029	$521,045	$(164,072)	$850,002

Cost of sales	-	329,182	357,507	(126,472)	560,217

Product development, selling and administrative expenses	9,503	60,506	48,253	-	118,262
Other (income) expense	-	14,885	(15,788)	-	(903)
Operating income (loss)	(9,503)	88,456	131,073	(37,600)	172,426

Intercompany items	10,097	(5,797)	(23,607)	19,307	-
Interest income (expense) - net	(7,135)	799	2,397	-	(3,939)
Reorganization items	(145)	-	-	-	(145)
Income (loss) from continuing operations before income taxes and equity	(6,686)	83,458	109,863	(18,293)	168,342

Provision (benefit) for income taxes	(9,373)	36,942	22,270	-	49,839
Equity in income (loss) of subsidiaries	115,816	25,906	-	(141,722)	-

Income from continuing operations	$118,503	$72,422	$87,593	$(160,015)	$118,503

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

Condensed Consolidating Statement of Income
Nine Months Ended July 29, 2011
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$-	$1,945,694	$1,880,908	$(757,989)	$3,068,613

Cost of sales	-	1,305,519	1,293,895	(585,799)	2,013,615

Product development, selling and administrative expenses	49,760	215,577	173,648	-	438,985
Other (income) expense	-	51,059	(58,898)	-	(7,839)
Operating income (loss)	(49,760)	373,539	472,263	(172,190)	623,852

Intercompany items	31,014	(33,920)	(82,808)	85,714	-
Interest income (expense) - net	(23,637)	2,141	7,896	-	(13,600)
Reorganization items	(35)	-	-	-	(35)

Income (loss) from continuing operations before income taxes and equity	(42,418)	341,760	397,351	(86,476)	610,217

Provision (benefit) for income taxes	(51,481)	136,937	88,752	-	174,208
Equity in income (loss) of subsidiaries	426,946	152,658	-	(579,604)	-

Income from continuing operations	$436,009	$357,481	$308,599	$(666,080)	$436,009

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

Condensed Consolidating Statement of Income
Nine Months Ended July 30, 2010
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$-	$1,487,064	$1,479,700	$(491,318)	$2,475,446

Cost of sales	-	1,009,225	1,039,718	(395,516)	1,653,427

Product development, selling and administrative expenses	32,586	184,779	137,182	-	354,547
Other (income) expense	-	46,095	(49,149)	-	(3,054)
Operating income (loss)	(32,586)	246,965	351,949	(95,802)	470,526

Intercompany items	30,959	(34,982)	(53,048)	57,071	-
Interest income (expense) - net	(20,727)	2,364	5,498	-	(12,865)
Reorganization items	(740)	-	-	-	(740)
Income (loss) from continuing operations before income taxes and equity	(23,094)	214,347	304,399	(38,731)	456,921

Provision (benefit) for income taxes	(24,743)	121,288	45,215	-	141,760
Equity in income (loss) of subsidiaries	313,512	107,918	-	(421,430)	-

Income from continuing operations	$315,161	$200,977	$259,184	$(460,161)	$315,161

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

Condensed Consolidating Balance Sheets:
As of July 29, 2011
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$109,300	$1,159,280	$1,607,300	$(173,697)	$2,702,183
Current assets of discontinued operations	-	351,579	-	-	351,579
Property, plant and equipment-net	1,589	287,613	215,182	-	504,384
Intangible assets-net	-	775,576	21,364	-	796,940
Other assets	3,011,794	1,258,620	1,090,203	(5,018,425)	342,192
Non-current assets of discontinued operation	-	233,080	-	-	233,080
Total assets	$3,122,683	$4,065,748	$2,934,049	$(5,192,122)	$4,930,358

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$41,724	$800,855	$800,527	$(73,754)	$1,569,352
Current liabilities of discontinued operation	-	200,740	-	-	200,740
Long-term debt	871,359	1,932	75	-	873,366
Accrued pension costs	310,782	7,911	7,271	-	325,964
Other non-current liabilities	20,447	9,837	52,281	-	82,565
Shareholders’ equity	1,878,371	3,044,473	2,073,895	(5,118,368)	1,878,371

Total liabilities and shareholders’ equity	$3,122,683	$4,065,748	$2,934,049	$(5,192,122)	$4,930,358

As of October 29, 2010 (as restated)
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$488,248	$744,525	$1,236,264	$(107,110)	$2,361,927
Property, plant and equipment-net	964	185,073	191,987	-	378,024
Intangible assets-net	-	284,993	19,524	-	304,517
Other assets	1,710,957	504,569	963,265	(2,952,246)	226,545

Total assets	$2,200,169	$1,719,160	$2,411,040	$(3,059,356)	$3,271,013

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$21,885	$477,105	$561,519	$(37,185)	$1,023,324
Long-term debt	396,094	-	232	-	396,326
Accrued pension costs	413,302	7,926	7,120	-	428,348
Other non-current liabilities	29,565	13,794	37,290	-	80,649
Shareholders’ equity	1,339,323	1,220,335	1,804,879	(3,022,171)	1,342,366

Total liabilities and shareholders’ equity	$2,200,169	$1,719,160	$2,411,040	$(3,059,356)	$3,271,013

Index

JOY GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 29, 2011
(Unaudited)

Condensed Consolidating Statement of Cash Flows:
Nine Months Ended July 29, 2011
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities – continuing operations	$285,682	$35,685	$24,767	$346,134
Net cash used by operating activities – discontinued operations	-	(2,444)	-	(2,444)
Net cash provided by operating activities	285,682	33,241	24,767	343,690

Investing Activities:
Investment in IMM	(140,613)	-	-	(140,613)
Acquisition of LeTourneau	(1,041,161)	-	-	(1,041,161)
Other	(1,029)	(43,370)	(28,276)	(72,675)
Net cash used by investing activities – continuing operations	(1,182,803)	(43,370)	(28,276)	(1,254,449)
Net cash used by investing activities – discontinued operations	-	(361)	-	(361)
Net cash used by investing activities	(1,182,803)	(43,731)	(28,276)	(1,254,810)
Share-based payment awards	70,426	-	-	70,426
Changes in short and long-term obligations, net	500,000	2,436	6,425	508,861
Other	(64,305)	-	-	(64,305)
Net cash provided by financing activities – continuing operations	506,121	2,436	6,425	514,982
Net cash provided by financing activities – discontinued operations	-	-	-	-
Net cash provided by financing activities	506,121	2,436	6,425	514,982

Effect of exchange rate changes on cash and cash equivalents	-	-	23,649	23,649
Increase (decrease) in cash and cash equivalents	(391,000)	(8,054)	26,565	(372,489)
Cash and cash equivalents at beginning of period	439,295	16,262	360,024	815,581
Cash and cash equivalents at end of period	$48,295	$8,208	$386,589	$443,092

Nine Months Ended July 30, 2010
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated

Net cash provided by operating activities	$228,969	$16,584	$127,376	$372,929
Net cash used by investing activities	(353)	(23,949)	(28,637)	(52,939)
Net cash provided (used) by financing activities	(42,941)	(135)	175	(42,901)

Effect of exchange rate changes on cash and cash equivalents	-	-	(132)	(132)
Increase (decrease) in cash and cash equivalents	185,675	(7,500)	98,782	276,957
Cash and cash equivalents at beginning of period	146,223	19,030	306,432	471,685
Cash and cash equivalents at end of period	$331,898	$11,530	$405,214	$748,642

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Part I of this report.  Dollar amounts are in thousands, except share and per share data and as indicated.

Overview

Joy Global Inc. is a worldwide leader in high-productivity mining solutions.  We manufacture and market original equipment and aftermarket parts and services for both underground and surface mining and certain industrial applications through two business segments: Underground Mining Machinery (Joy Mining Machinery or “Joy”) and Surface Mining Equipment (P&H Mining Equipment or “P&H”).  Our principal manufacturing facilities are located in the United States (“U.S.”), including facilities in Pennsylvania, Wisconsin, Kentucky, Texas and Alabama and international facilities in China, United Kingdom, South Africa, Canada, Chile and Australia.

LeTourneau Technologies, Inc.

On June 22, 2011 we acquired LeTourneau Technologies, Inc. from Rowan Companies, Inc. for $1.0 billion.    We purchased all the outstanding capital stock and financed the acquisition with cash on hand and borrowings of $500.0 million under a new credit facility.  LeTourneau designs, builds and supports equipment for the mining and oil and gas drilling industries and has been a leader in the earthmoving equipment industry since the 1920s.  LeTourneau operates in three business segments, mining, steel products and drilling products. The mining products business is the world’s leading manufacturer of large wheel loaders for surface mining, providing the industry’s largest model sizes and payload capacities.

LeTourneau’s drilling products business is a leading designer of offshore jack-up drilling rigs as well as a manufacturer of the primary components for these rigs.  It is also a manufacturer of drilling equipment for large land and offshore rigs.   Subsequent to the end of the quarter, on August 29, 2011, we entered into an agreement with Cameron International Corporation (“Cameron”) to sell 100% of the outstanding shares of LeTourneau Drilling Systems, Inc. for $375.0 million in cash, subject to a post-closing working capital adjustment.  At the time of closing, LeTourneau Drilling Systems, Inc. will encompass substantially all of the assets and operations of the drilling products business.  The LeTourneau facilities in Houston, Texas and Vicksburg, Mississippi will be part of this transaction while the Longview, Texas facility will remain with Joy Global Inc.  We will also enter into a Transition Manufacturing and Supply Agreement to allow for the orderly transfer of drilling products work from Longview and a Steel Supply Agreement to allow Cameron time to develop other sources.  The results of the drilling products business are included in discontinued operations on the accompanying condensed consolidated statement of income and the assets and liabilities of the drilling products business are reflected as discontinued operations on the accompanying condensed consolidated balance sheet.  The results of the mining and steel businesses (collectively “the mining equipment business”) are included in our Surface Mining Segment.

Operating Results

Bookings in the third quarter of 2011 were $1.4 billion, an increase of 48.7% from the prior year third quarter.  Original equipment bookings increased $340.7 million or 81.1%, while aftermarket bookings were 24.1% higher as parts and service orders remain strong across all regions.  The surface business original equipment bookings tripled when compared to the prior year third quarter with strong orders for electric mining shovels across all commodities and regions.  Original equipment orders for the underground business increased in the United States, Eurasia and Australia.  Changes in foreign currency exchange rates contributed $78.6 million to bookings in the current quarter, attributable to a weaker U.S. dollar compared to the third quarter last year.

Index

Net sales in the third quarter of 2011 were $1.1 billion, an increase of 33.7% from the prior year, which includes a $144.0 million increase in aftermarket sales and a $142.4 million increase in original equipment sales.  Sales increased in most regions for the underground and surface businesses and were favorably impacted by $43.5 million of foreign currency translation due to the weaker U.S. dollar.

Operating profit in the third quarter increased $63.6 million to $236.0 million, an increase of 36.9%, as a result of higher sales volume, favorable manufacturing overhead absorption, customer contract cancellation fees and favorable price realization.  These benefits were partially offset by higher product development, selling and administrative expenses, including $11.7 million in acquisition related costs.  Foreign currency favorably impacted operating profit by $10.5 million in the quarter.  Fully diluted earnings per share from continuing operations in the fiscal 2011 third quarter were $1.61, compared to $1.13 in the prior year third quarter.

The results of LeTourneau’s mining equipment business have been combined with our Surface Mining Equipment segment. For the six week period from June 22, 2011 through the end of our third quarter, LeTourneau’s mining equipment business had bookings of $23.6 million, net sales of $43.3 million and operating income of $6.2 million. This includes a preliminary estimate of $3.4 million for purchase accounting charges, of which $1.8 million was attributable to acquired inventories and $1.6 million is attributable to depreciation and amortization of intangible assets.

Bookings in the fiscal 2011 nine months were $4.2 billion, an increase of 48.4% from the prior year nine months.  Original equipment bookings increased $1.0 billion, or 87.0%, from the prior year, driven by underground mining orders in Australia and the U.S. and surface mining orders globally.  Aftermarket bookings increased $362.0 million, or 21.7%, from the fiscal 2010 nine months as parts orders were up across most regions.  Compared to the fiscal 2010 nine months, foreign currency translation favorably impacted bookings by $266.7 million due to the weaker U.S. dollar.

Net sales in the fiscal 2011 nine months were $3.1 billion, an increase of 24.0% from the prior year, which includes a $377.4 million increase in aftermarket sales and a $215.7 million increase in original equipment sales.  Sales growth was driven by aftermarket parts and services from both the underground and surface mining segments.  Compared to the fiscal 2010 nine months, foreign currency translation favorably impacted sales by $79.6 million due to the weaker U.S. dollar.

Operating profit in the fiscal 2011 nine months increased from $470.5 million to $623.9 million, an increase of 32.6% as a result of higher sales volume, favorable manufacturing overhead absorption and favorable price realization. These benefits were partially offset by higher product development, selling and administrative expenses as well as higher cost of materials.  Compared to the fiscal 2010 nine months, foreign currency favorably impacted operating profit by $18.0 million.  Fully diluted earnings per share from continuing operations in the fiscal 2011 nine months were $4.09, compared to $3.01 in the prior year nine months.

International Mining Machinery

On July 11, 2011 we entered into a Share Purchase Agreement (the “SPA”) with TJCC Holdings Limited, a corporation controlled by The Jordan Company, L.P., to acquire 534.8 million shares of common stock, or approximately 41.1%, of International Mining Machinery Holdings Ltd. (“IMM”), for approximately $585 million (U.S.), or HK$8.50 per share.  IMM is a leading designer and manufacturer of underground coal mining equipment in China.  On July 28, 2011 we purchased approximately 136.5 million shares, or 10.5%, of the outstanding shares of IMM on the open market for approximately $140.6 million.  On August 16, 2011 we purchased approximately 102 million shares or 7.9% of additional outstanding shares on the open market for approximately $105.1 million, bringing our total ownership stake to 18.3%.  Completion of the acquisition of shares covered by the SPA is subject to approval from the Anti-monopoly Bureau of the Ministry of Commerce (“MOFCOM”) of the People’s Republic of China and other customary closing conditions.  Upon receipt of approval from MOFCOM we will have a controlling interest of approximately 59.4% of IMM’s outstanding common stock.  At such time, we will be required to make an unconditional cash tender offer to purchase the remaining outstanding shares at a minimum per share purchase price of HK$8.50.   This investment in IMM will strengthen our presence in China and other emerging markets.

Index

Market Outlook

The current outlook is a mixture of macro concerns over slowing economic growth and industry fundamentals that remain strong.

There is increasing evidence that slowing is underway in economies worldwide, and that growth in the U.S. and Europe may remain structurally lower for several years.  Various indicators of economic growth are declining and moving toward neutral.  Worldwide trade, measured by new export orders, remained close to the neutral level in July with the slowing of exports from China, Germany and Japan.  Global manufacturing increased for the 25th consecutive month in July, but the rate of expansion was the lowest since 2009.  China’s manufacturing index declined in July, but remained positive.  Growth also slowed in India, Brazil and Russia.

The slowing of the global economy is also reflected in economic forecasts, which have reduced their growth outlook for the balance of 2011 and the first half of 2012.  Another indicator is the equity markets, which have seen their most significant outflows since October 2008.

By comparison, the fundamentals in the commodity markets have continued to remain strong.  The seaborne markets for copper, coal and iron ore continue to be driven by strong demand from China, India and other emerging markets.  Although industrial production and export growth is showing signs of slowing in China, massive infrastructure programs should sustain GDP growth at high levels.  Imports were reduced as China worked down inventories of copper and coal in the first half of this year, but recent increases of imports have started to replenish these stocks.  This move from de-stocking to restocking for copper and coal will support commodity demand even if growth slows.  Chinese copper imports grew sequentially in June and July.  Coal imports climbed above the trailing 12-month average in May, and remained above the average in June and July.  China’s imports of both copper and coal are expected to remain strong for the balance of the year.  Imports of iron ore are up over last year, which is consistent with the growth in China steel production.  Although iron ore inventories have increased in tons, they remain near their historical average in days of supply.

India’s domestic thermal coal production is down year to date, and imports continue to increase.  Coal imports are expected to grow this year and next.  Japan continues to have an impact on the seaborne markets as it works through the after effects of the earthquake and tsunami.

The United States coal market is increasingly becoming more balanced between domestic consumption and exports.  With natural gas prices remaining near $4.00 per million BTUs, more natural gas is being dispatched for power generation in the U.S.  However, coal demand remains stable for base-load generation, and coal stockpiles at utilities continue to run below the levels of 2010.  The lower stockpiles, combined with increased production costs due to regulatory requirements, are supporting higher thermal coal prices.  In addition, U.S. producers are increasingly turning to exports for growth.  Strong seaborne markets and a weak U.S. dollar have increased thermal coal exports.  Total U.S. coal exports are at their highest level since 1992.  At least two producers are making significant investments in western port capacity to enable Powder River Basin coal to enter the seaborne trade, which would open significant new markets for U.S. thermal coal.

With the help of these strong fundamentals, commodity prices have held steady at high levels, despite concerns over the slowing of the global economy.  Met coal and iron ore prices are expected to remain near current levels, while copper and seaborne thermal coal prices are expected to increase in 2012.  As a result, prices continue to support mine capacity expansion programs.  On average, there is very little excess mine capacity versus current production levels.  With the longer lead times required in starting up new greenfield mines, demand will exceed current capacity even under slower growth scenarios.  With strong commodity prices, positive demand outlook and risk generally to the upside, mining companies continue to move forward with expansion programs.  In addition, mining customers have been allocating a higher percentage of their free cash flow to capital expenditures for projects, rather than to acquisitions or capital returns.  Capex increases in 2010 and 2011 have returned customer capital expenditures to 2008 levels, and further increases are expected in 2012.

Index

Company Outlook

Commodity and energy fundamentals remain intact despite expectations of slowing industrial production and global economic growth.  We have not encountered any instances of projects being deferred, delayed or de-prioritized.  Discussions with customers continue to be focused on project planning, production slots and delivery availability.  One of the more quantitative measures of the current market comes from our prospect list.  This is a qualified list of major machine projects that are expected to become industry-wide orders in the next 12 months.  The list continued to grow in our third quarter, as more machine prospects moved inside the 12-month window than were taken off the list via bookings.  This indicates that customers are not just completing older projects, but are also advancing more recent projects.  In addition to projects, another dimension of industry fundamentals is aftermarket revenue, which continues to experience strong growth rates.  The aftermarket growth is due to a number of factors, including higher mine production levels, lower ore grades, tougher geological conditions and a growing working fleet.  These factors are expected to continue to support strong aftermarket demand.

Even with strong fundamentals, there is a real possibility of some slowing of demand growth going forward.  However, we do not expect the macro concerns to lead to a major market correction.  We will use this as an opportunity to trim up our business.  Planning early and planning often served us well in 2008, and we will start that process again—just in case.  We will increase the scrutiny of normal costs and routine increases, but will maintain our focus and funding on key strategic programs, such as capacity additions and major R&D programs.

Results of Operations

Quarter Ended July 29, 2011 to Quarter Ended July 30, 2010

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Quarter Ended
In thousands	July 29, 2011	July 30, 2010	$ Change	% Change
Net Sales
Underground Mining Machinery	$669,179	$510,817	$158,362	31.0
Surface Mining Equipment	507,552	372,942	134,610	36.1
Eliminations	(40,379)	(33,757)	(6,622)	(19.6)
Total	$1,136,352	$850,002	$286,350	33.7

Third quarter 2011 Underground Mining Machinery net sales were $669.2 million, compared to the prior third quarter of $510.8 million, which included an $83.8 million increase in aftermarket sales and a $74.6 million increase in original equipment sales.  Aftermarket sales increased in all regions, led by Australia, Eurasia and the U.S.  Australia experienced the highest rebuild activity in the last three years during this quarter.  The increase in original equipment sales was primarily related to increased shipments in U.S., Australia, South Africa and Eurasia.  Sales were also favorably impacted by $38.7 million of foreign currency translation due to the weaker U.S. dollar.

Third quarter 2011 Surface Mining Equipment net sales were $507.6 million, compared to the prior year third quarter of $372.9 million.  Aftermarket sales increased $61.9 million and original equipment sales increased $72.7 million.  Aftermarket sales increases were across all regions, with the exception of Australia, and were led by increases in South America and the other international markets.  The increase in original equipment sales related to higher sales in all markets except for North America.  Sales were also favorably impacted by $4.8 million of foreign currency translation due to the weaker U.S. dollar.

Index

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Quarter Ended
	July 29, 2011		July 30, 2010
In thousands	Operating Income (loss)	% of Net Sales	Operating Income (loss)	% of Net Sales
Underground Mining Machinery	$156,437	23.4	$107,084	21.0
Surface Mining Equipment	113,760	22.4	82,857	22.2
Corporate Expense	(24,392)	-	(9,541)	-
Eliminations	(9,813)	-	(7,974)	-
Total	$235,992	20.8	$172,426	20.3

Operating income for Underground Mining Machinery was $156.4 million in the third quarter of 2011 compared to $107.1 million in the third quarter of 2010.  Operating income was favorably impacted by $59.0 million due to higher sales volumes.  Operating profit also benefited from favorable price realization on rising material costs and favorable overhead absorption.  Partially offsetting these increases were $14.0 million of increased product development, selling and administrative expenses and increased incentive and performance based compensation of $4.9 million.

Operating income for Surface Mining Equipment was $113.8 million in the third quarter of 2011, compared to $82.9 million in the third quarter of 2010.  Operating income was favorably impacted by $51.7 million due to higher sales volumes, $5.1 million of favorable manufacturing overhead absorption and $5.5 million of cancellation charges.  Operating income in 2011 includes $6.2 million from LeTourneau’s mining equipment business, net of purchase accounting charges of $3.4 million.  Operating income was unfavorably impacted by increased product development, selling and administrative expense of $9.7 million, higher material costs, and an increase in incentive and performance based compensation of $4.3 million.

Corporate expenses increased due to acquisition costs and professional service fees.

Product Development, Selling and Administrative Expense

 Product development, selling and administrative expense totaled $165.3 million, or 14.5% of sales, compared to $118.3 million, or 13.9% of sales, in the third quarter of 2010.  Excluding acquisition costs of $11.7 million in 2011, product development, selling and administrative expenses totaled $153.6 million, or 13.5% of sales.  Product development costs increased in the third quarter by $6.5 million due to research and development on improving current product offerings and increased personnel.  Selling costs increased in the quarter by $10.6 million due to the inclusion of $1.9 million from the LeTourneau mining equipment operations, investment in our warehousing systems, and increased travel and personnel expense.  Administrative expense increased by $30.4 million primarily due to acquisition costs, professional service fees and increased travel costs.

Index

Provision for Income Taxes

Income tax expense from continuing operations was $58.2 million in the third quarter of 2011 as compared to $49.8 million in the third quarter of 2010, with effective income tax rates for the third quarter of 2011 and 2010 of 25.3% and 29.6%, respectively. The lower third quarter 2011 tax rate resulted from the benefit of tax planning strategies implemented during the year and the quarter and from the normal reconciliation of estimated taxes to actual taxes with the filing of the fiscal 2010 income tax returns during the quarter, offset by adjustments to deferred tax accounts.  The effective income tax rate excluding discrete tax adjustments was 30.6% in both quarters.  The effective income tax rate excluding discrete items differs from the U.S. federal corporate income tax rate primarily due to tax planning strategies and foreign tax rate differentials.

Bookings and Backlog

Bookings for the third quarter of 2011 and 2010 are the following:

	Quarter Ended
In thousands	July 29, 2011	July 30, 2010	$ Change	% Change
Underground Mining Machinery	$742,935	$634,465	$108,470	17.1
Surface Mining Equipment	755,747	369,908	385,839	104.3
Eliminations	(51,359)	(31,189)	(20,170)	(64.7)
Total Bookings	$1,447,323	$973,184	$474,139	48.7

Underground Mining Machinery original equipment orders increased by $64.0 million in the quarter, and were led by orders in the U.S., Eurasia and Australia.  Original equipment orders for Surface Mining Equipment increased by $300.5 million.  All regions had increased orders from the prior year. The regions with the most activity were Canada, Chile, and Russia.  Original equipment bookings were favorably impacted by $19.9 million of foreign currency translation due to the weaker U.S. dollar.

Underground Mining Machinery aftermarket bookings increased $44.5 million in the third quarter of 2011.  All regions had increased aftermarket orders and were led by rebuild activity in Australia.  Surface Mining Equipment aftermarket orders increased $85.3 million in the quarter.  Aftermarket orders increased in all regions, with North and South America leading the way.  Aftermarket bookings were favorably impacted by $58.7 million of foreign currency translation due to the weaker U.S. dollar.

Backlog as of July 29, 2011 and October 29, 2010 is as follows:

In thousands	July 29, 2011	October 29, 2010

Underground Mining Machinery	$1,855,361	$1,208,181
Surface Mining Equipment	1,405,284	637,050
Eliminations	(63,829)	(24,973)
Total Backlog	$3,196,816	$1,820,258

Backlog increased by $1.4 billion from October 29, 2010, and ended the third quarter at $3.2 billion.  The mining equipment business of LeTourneau added $227.0 million to the backlog.  The increase in backlog is due to significant orders for both businesses in original equipment and aftermarket products.  Backlog does not include anticipated revenues from long-term maintenance and repair contracts.

Index

Nine Months Ended July 29, 2011 to Nine Months Ended July 30, 2010

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Nine Months Ended
In thousands	July 29, 2011	July 30, 2010	$ Change	% Change
Net Sales
Underground Mining Machinery	$1,828,481	$1,478,835	$349,646	23.6
Surface Mining Equipment	1,333,372	1,084,555	248,817	22.9
Eliminations	(93,240)	(87,944)	(5,296)	(6.0)
Total	$3,068,613	$2,475,446	$593,167	24.0

Fiscal 2011 nine months Underground Mining Machinery net sales were $1.8 billion, compared to the prior year nine months of $1.5 billion and included a $233.2 million increase in aftermarket sales and $116.4 million increase in original equipment sales.  Aftermarket sales increased across all regions.  Parts sales increased in China and the U.S. while rebuild sales increased in the U.S. and Eurasia.  Original equipment sales increased in the U.S.  Original equipment sales in our remaining regions were essentially unchanged when compared to the prior year to date.  Sales were also favorably impacted by $68.8 million of foreign currency translation adjustments.

Fiscal 2011 nine months Surface Mining Equipment net sales were $1.3 billion, compared to the prior year nine months of $1.1 billion and included a $147.0 million increase in aftermarket sales and $101.8 million increase in original equipment sales.  Aftermarket sales increased across all regions.  Factors contributing to increased aftermarket sales related to increased demand for coal and copper.  Original equipment sales increase was driven by shovel sales in South America, China, Russia and Australia, partially offset by decreased shovel sales in North America.  Sales were also favorably impacted by $10.8 million of foreign currency translation adjustments.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Nine Months Ended
	July 29, 2011		July 30, 2010
In thousands	Operating Income (loss)	% of Net Sales	Operating Income (loss)	% of Net Sales
Underground Mining Machinery	$406,807	22.2	$284,571	19.2
Surface Mining Equipment	290,673	21.8	240,248	22.2
Corporate Expense	(50,548)	-	(32,677)	-
Eliminations	(23,080)	-	(21,616)	-
Total	$623,852	20.3	$470,526	19.0

Operating income for the Underground Mining Machinery segment was $406.8 million in the fiscal 2011 nine months, compared to operating income of $284.6 million in the fiscal 2010 nine months.  Operating income was favorably impacted by $136.5 million due to higher sales volumes, $36.8 million in favorable manufacturing overhead absorption and favorable price realization.  These increases were partially offset by unfavorable material cost variance of $46.5 million, increased product development, selling and administrative expenses of $34.6 million and the impact of a prior year foreign currency gain of $7.3 million that was not repeated in the current year.

Index

Operating income for the Surface Mining Equipment segment was $290.7 million in the fiscal 2011 nine months compared to operating income of $240.2 million in the fiscal 2010 nine months.  Operating income was favorably impacted by $93.6 million due to higher sales volumes and favorable manufacturing overhead absorption of $13.4 million.  Partially offsetting these increases were the unfavorable change in material cost variance of $31.0 million and increased product development, selling and administrative expense of $28.9 million.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $439.0 million, or 14.3% of sales in the fiscal 2011 nine months, compared to $354.5 million, or 14.3% of sales, in the fiscal 2010 nine months.  Excluding acquisition costs of $13.5 million in 2011, product development, selling and administrative expenses totaled $425.5 million, or 13.9% of sales. Product development costs increased by $13.8 million, attributable to research and development activities on new or expanded product offerings.  Selling costs increased by $25.5 million due to increased personnel, travel, and warehouse costs.  Administrative expenses increased by $46.2 million primarily due to acquisition costs, professional service fees, travel, severance and relocation costs.

Provision for Income Taxes

Income tax expense was $174.2 million for the fiscal 2011 nine months, compared to $141.8 million for the fiscal 2010 nine months.  The income tax provisions represented effective income tax rates for the fiscal 2011 and 2010 nine months of 28.5% and 31.0%, respectively.   The lower 2011 tax rate resulted from the benefit of tax planning strategies implemented during the year and from the normal reconciliation of estimated taxes to actual taxes with the filing of the fiscal 2010 income tax returns during the quarter, offset by adjustments to deferred tax accounts.  The effective income tax rates excluding discrete tax adjustments for the fiscal 2011 and 2010 nine months was 29.9% and 31.8%, respectively.  The effective income tax rate excluding discrete items differs from the U.S. federal corporate income tax rate primarily due to tax planning strategies and foreign tax rate differentials.

Bookings

Bookings for the nine months ended are the following:

	Nine Months Ended
In thousands	July 29, 2011	July 30, 2010	$ Change	% Change
Underground Mining Machinery	$2,469,573	$1,790,982	$678,591	37.9
Surface Mining Equipment	1,862,235	1,123,979	738,256	65.7
Eliminations	(132,180)	(85,880)	(46,300)	(53.9)
Total Bookings	$4,199,628	$2,829,081	$1,370,547	48.4

Bookings in the fiscal 2011 nine months were $4.2 billion, up 48.4% compared to orders in the fiscal 2010 nine months of $2.8 billion.  Underground original equipment orders were up $539.6 million primarily due to orders in Australia along with the U.S., partially offset by decreased equipment orders in China.  Original equipment orders for the surface business were up $509.7 million and increased in all regions when compared to the prior year.  The increase in bookings were primarily for customers in Chile, Russia, Canada and India.  Original equipment bookings were favorably impacted by $138.6 million of foreign currency translation due to the weaker U.S. dollar.

Aftermarket bookings for Underground Mining Machinery increased by $139.0 million in the fiscal 2011 nine months.  Growth in aftermarket orders was driven by activity in Australia, Europe and China, partially offset by decreased orders in the U.S.  Surface mining aftermarket orders increased $228.5 million in the fiscal 2011 nine months when compared to the fiscal 2010 nine months.  Aftermarket orders increased in all regions and were most significant in North and South America.  Aftermarket bookings were favorably impacted by $128.0 million of foreign currency translation due to the weaker U.S. dollar.

Index

Liquidity and Capital Resources

The following table reconciles trade working capital related to continuing operations to total working capital related to continuing operations as of July 29, 2011 and October 29, 2010, respectively:

In thousands	July 29, 2011	October 29, 2010
Accounts receivable	$852,376	$674,135
Inventories	1,240,189	764,945
Accounts payable	(357,620)	(291,742)
Advance payments	(790,570)	(376,300)

Trade Working Capital	$944,375	$771,038

Other current assets	166,526	107,266
Short-term notes payable	(33,700)	(1,550)
Employee compensation and benefits	(129,628)	(128,132)
Accrued warranties	(79,223)	(62,351)
Other current liabilities	(178,611)	(163,249)

Working Capital Excluding Cash and Cash Equivalents	$689,739	$523,022
Cash and Cash Equivalents	443,092	815,581

Working Capital	$1,132,831	$1,338,603

The mining equipment business of LeTourneau added $153.0 million to trade working capital at July 29, 2011.

We currently use trade working capital and cash flow from operations as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations.  We require trade working capital investment because our service model requires us to maintain certain inventory levels in order to support our customers’ machine availability.  This information also provides focus on our receivable terms and collection efforts and our ability to obtain advance payments on original equipment orders.  As part of our continuous improvement of purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.

During the fiscal 2011 nine months cash provided by operating activities was $343.7 million compared to cash provided by operating activities of $372.9 million during the fiscal 2010 nine months.  The reduction in cash provided by operating activities is driven by increased inventory levels of $237.7 million in support of future demand and a $57.7 million increase in accounts receivable due to higher sales activity.    These increases were partially offset by additional cash provided by advance payments and progress billings of $273.2 million.

During the fiscal 2011 nine months cash used by investing activities was $1.3 billion compared to cash used by investing activities of $52.9 million during the fiscal 2010 nine months.  The increase in cash used by investing activities was primarily due to the $1.0 billion acquisition of LeTourneau and the $140.6 million purchase of common shares of International Mining Machinery during the fiscal 2011 nine months.

During the fiscal 2011 nine months cash provided by financing activities was $515.0 million compared to cash used by financing activities of $42.9 million during the fiscal 2010 nine months.  The primary driver for the change was the increase in borrowings of $500.0 million associated with the LeTourneau acquisition.

On May 19, 2011, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock.  The dividend was paid on June 20, 2011 to all shareholders of record at the close of business on June 6, 2011.

Index

Retiree Benefits

For the fiscal 2011 nine months we have recognized $38.4 million of defined benefit pension expense compared to $40.3 million for the comparable prior year period.  Through July 29, 2011, we have contributed $134.4 million to our defined benefit plans and we plan to contribute between $175.0 million and $185.0 million for 2011.  The investment performance of the pension plans’ assets along with the movement in the discount rate used to calculate the pension plans’ liabilities will determine the amount and timing of additional contributions to the pension plans in subsequent years.

Share Repurchase Program

Under our share repurchase program, management has remaining authorization to repurchase up to $883.4 million in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011.  At the current time, we are not engaged in share repurchases as other uses of cash, such as manufacturing and service expansion projects, and completed and potential acquisition opportunities associated with the planned growth of the business are taking a priority.

Credit Agreement

On June 21, 2011, we exercised our option under the unsecured revolving credit facility (the “Credit Agreement”) to increase the aggregate revolving commitment available by an additional $200.0 million. As increased, the $700.0 million Credit Agreement is set to expire November 3, 2014.  Outstanding borrowings bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) (defined as applicable LIBOR rate for the equivalent interest period plus 1.75% to 2.75%) or the base rate (defined as the higher of the prime rate, Federal Funds Effective Rate plus 0.5%, or Eurodollar Rate plus 1.0%) at our option.  We pay a commitment fee ranging from 0.25% to 0.5% on the unused portion of the revolving credit facility based on our credit rating.  The Credit Agreement requires the maintenance of certain financial covenants, including leverage and interest coverage ratios.  The Credit Agreement also restricts payments of dividends or other return of capital when the consolidated leverage ratio exceeds a stated level amount. At July 29, 2011, we were in compliance with all financial covenants in the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

LeTourneau Acquisition Funding

  The LeTourneau acquisition was funded by utilizing cash on hand and a $500.0 million Term Loan dated June 16, 2011 (the “Term Loan”).  The Term Loan requires quarterly principal payments beginning September 20, 2011 and matures June 16, 2016.  The Term Loan contains terms and conditions that are substantially similar to the terms and conditions of the Credit Agreement.  Outstanding borrowings for the Term Loan bear interest equal to the Eurodollar rate plus a margin that varies with our credit rating and base rate loans (defined as the higher of the prime rate, Federal Funds Effective Rate plus 0.5% or one month Eurodollar Rate plus 1.0%) plus a margin that varies with our credit rating.  The Term Loan requires the maintenance of certain financial covenants, including leverage and interest coverage ratios.  At July 29, 2011, we were in compliance with all financial covenants of the Term Loan.

Bridge Loan Agreement

  In conjunction with the IMM share purchase agreement, we entered into a $1.5 billion senior unsecured bridge term loan facility (the “Bridge Loan Agreement”).  Under the Bridge Loan Agreement we have the ability to draw up to $650.0 million on the closing date of the SPA and subsequently in multiple draws of no less the $10.0 million at any time during the period beginning on the commencement of the mandatory tender offer and ending on the date on which all amounts payable with respect to the tender offer have been paid.  Any unused commitments of the Bridge Loan Agreement shall expire on the earlier of (i) the date on which the SPA is terminated without the purchase having been consummated, (ii) March 11, 2012, unless the Purchase is consummated on or prior to such date, (iii) the date that is 90 days following the 41% Purchase Date, (iv) the date on which all amounts payable pursuant to the tender offer have been paid, (v) the date on which the commitments are terminated, reduced or prepaid, or (vi) May 11, 2012. We also pay a commitment fee ranging from 0.25% to 0.375% on the undrawn portion of the credit facility based on our credit rating.  The Bridge Loan Agreement requires the maintenance of certain financial covenants, including leverage and interest coverage ratios, that are substantially similar to those of the Credit Agreement.  At July 29, 2011, no amounts were outstanding under the Bridge Loan Agreement and we were in compliance with all financial covenants in the Bridge Loan Agreement.  We funded the open market purchases of IMM shares using cash on hand.

Index

Financial Condition

As of July 29, 2011, we had $443.1 million in cash and cash equivalents and $441.8 million available for borrowings under the Credit Agreement.  Our current cash requirements include working capital, completion of the IMM share purchase agreement, defined benefit pension contributions, capital expenditures, dividends, principal payments, and interest payments.  We will also continue to evaluate strategic acquisitions, including mining-related product line additions or service extensions.  Based upon our current and forecasted level of operations, we believe that cash flows from operations, together with cash and cash equivalents on hand, available borrowings under the Credit Agreement, Bridge Loan Agreement and access to public markets will be adequate to meet our anticipated future cash requirements.

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

We believe our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, accrued warranties, pension and post-retirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 29, 2010 for a discussion of these policies.  There were no material changes to these policies during the third quarter of 2011.

Recent Accounting Pronouncements

Our new accounting pronouncements are set forth under Part I, Item 1 of this Form 10-Q and are incorporated by reference.

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As more fully described in our Annual Report on Form 10-K for the year ended October 29, 2010, we are exposed to various types of market risks, primarily foreign currency risks and volatility in interest rates.  We monitor our risks on a continuous basis and generally enter into forward foreign currency contracts to minimize our foreign currency exposures.  We do not engage in speculation in our derivative strategies.  Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged.  There have been no material changes to our primary market risk exposures or how such risks are managed since our year ended October 29, 2010.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended July 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

No change.

Item 1A.  Risk Factors

No change.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Reserved

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

2.1
Stock Purchase Agreement between Rowan Companies, Inc and Joy Global Inc., dated May 13, 2011 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed May 18, 2011, File No. 001-09299).

2.2
Share Purchase Agreement, dated July 11, 2011, between TJCC Holdings Limited, Newco Hong Kong 123 Limited and Joy Global Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed July 15, 2011, File No. 001-09299).

2.3
Amended and Restated Share Purchase Agreement, dated July 14, 2011, between TJCC Holdings Limited, Newco Hong Kong 123 Limited and Joy Global Inc. (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed July 15, 2011, File No. 001-09299).

10.1
Credit Agreement, dated as of June 16, 2011 among Joy Global Inc., as Borrower, the Guarantors, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 18, 2011, File No. 001-09299).

Index

10.2
Bridge Loan Agreement, dated as of July 11, 2011, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Goldman Sachs Bank USA and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, and J.P. Morgan Securities LLC, Goldman Sachs Bank USA and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed July 15, 2011, File No. 001-09299).

10.3
Amendment No. 1 to Bridge Loan Agreement, dated as of July 14, 2011, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Goldman Sachs Bank USA and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, and J.P. Morgan Securities LLC, Goldman Sachs Bank USA and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed July 15, 2011, File No. 001-09299).

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOY GLOBAL INC.
(Registrant)

/s/ Michael S. Olsen

Date: September 7, 2011	Michael S. Olsen
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

/s/ Ricky T. Dillon
Date: September 7, 2011	Ricky T. Dillon
Vice President, Controller
and Chief Accounting Officer
(Principal Accounting Officer)