Form 10-K
period 2011-10-28
JOY GLOBAL INC
filed 2011-12-22
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED October 28, 2011
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD From                                    to

Commission File number 001-09299

JOY GLOBAL INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	39-1566457
(State of Incorporation)	(I.R.S. Employer Identification No.)
100 East Wisconsin Ave, Suite 2780, Milwaukee, Wisconsin	53202
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (414) 319-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $1 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, as of April 29, 2011 the last business day of our most recently completed second fiscal quarter, was approximately $10.6 billion, based on a closing price of $100.95 per share.

The number of shares outstanding of registrant’s common stock, as of December 7, 2011, was 105,124,922.

Documents Incorporated by Reference

The information required by Part III of Form 10-K, is incorporated herein by reference to the definitive proxy statement for the registrant’s 2012 annual meeting of stockholders.

Joy Global Inc.

INDEX TO
ANNUAL REPORT ON FORM 10-K
For The Year Ended October 28, 2011

Index

This Page
Intentionally
Left Blank

Index

PART I

This document contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives, pending acquisitions, expected operating results and other non-historical information, and the assumptions upon which those statements are based. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by forward-looking terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “indicate,” “intend,” “may be,” “objective,” “plan,” “potential,” “predict,” “should,” “will be” and similar expressions. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from any forward-looking statement. In addition, certain market outlook information and other market statistical data contained herein is based on third party sources that we cannot independently verify, but that we believe to be reliable. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include:

•	general economic conditions;

•	changes affecting our industry, including demand for coal, copper, iron ore and other commodities, cyclical demand for equipment we manufacture and competitive pressures;

•	risks associated with international operations, including country specific or regional economic conditions and fluctuations in currency exchange rates;

•	our ability to develop products to meet the needs of our customers and the mining industry generally;

•	changes affecting our customers, including access to capital and regulations pertaining to mine safety, the environment or greenhouse gas emissions;

•	changes in laws and regulations or their interpretation and enforcement, including with respect to environmental matters;

•	changes in tax rates;

•	availability and cost of raw materials and manufactured components from third party suppliers;

•	our ability to protect our intellectual property;

•	our ability to hire and retain qualified employees and to avoid labor disputes and work stoppages;

•	our ability to generate cash from operations, obtain external funding on favorable terms and manage liquidity needs;

•	changes in interest rates;

•	changes in accounting standards or practices; and

•
our ability to complete planned acquisitions and integrate businesses that we acquire, including the proposed acquisition of International Mining Machinery Holdings Limited (“IMM”) and the recent acquisition of LeTourneau Technologies, Inc. (“LeTourneau”).

In addition to the foregoing factors, the forward-looking statements contained herein are qualified with respect to the risks disclosed elsewhere in this document, including in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” Any or all of these factors could cause our results of operations, financial condition or liquidity for future periods to differ materially from those expressed in or implied by any forward-looking statement. Furthermore, there may be other factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements. We undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date on which such statements are made or to reflect the occurrence of unanticipated events, except as required by law.

Index

Item 1.  Business

General

Joy Global Inc. (“we” and “us”) is a leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores.  Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, and other minerals.  Our underground mining machinery segment (“Joy Mining Machinery” or “Joy”) is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide.  Our surface mining equipment segment (“P&H Mining Equipment” or “P&H”) is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining.  Sales of original equipment for the mining industry, as a class of products, accounted for 41%, 40% and 45% of our consolidated net sales for fiscal 2011, 2010 and 2009, respectively.  Aftermarket sales, which includes revenues from maintenance and repair services, diagnostic analysis, fabrication, mining equipment and electric motor rebuilds, equipment erection services, training, and sales of replacement parts, account for the remainder of our consolidated sales for each of those years.   We are the direct successor to a business begun over 125 years ago and were known as Harnischfeger Industries, Inc. (the “Predecessor Company”) until July 2001.

During the third quarter of fiscal 2011, we completed the acquisition of LeTourneau.  LeTourneau historically operated three businesses, mining equipment, steel products and drilling products.  Subsequent to the acquisition, we entered into an agreement to sell the drilling products business of LeTourneau and completed this sale in the fourth quarter of fiscal 2011.  The results of operations for LeTourneau have been included in the accompanying consolidated financial statements with the mining equipment and steel products businesses included in our Surface Mining Equipment segment and the drilling products business reflected as results of discontinued operations.

On July 11, 2011, we entered into an agreement to purchase 534.8 million shares, representing approximately 41.1% of the outstanding common stock, of IMM a leading designer and manufacturer of underground mining equipment in China.  We will acquire the shares from IMM’s largest shareholder for a cash purchase price of HK$8.50 per share, or approximately $584.2 million, subject to exchange rate fluctuation.    On December 20, 2011, the Anti-monopoly Bureau of the Ministry of Commerce (“MOFCOM”) of the People’s Republic of China appoved the purchase and the acquisition is expected to close on or around December 30, 2011.  Promptly, after the closing of this transaction, we will be required to make an unconditional cash tender offer for the remaining outstanding shares of IMM common stock, and outstanding options to purchase shares of IMM common stock, pursuant to Rule 26.1 of the Hong Kong Takeovers Code.  After the date of the agreement and before fiscal year end, we purchased approximately 365.6 million shares, or approximately 28.1%, of IMM’s common stock in the open market for an aggregate cash purchase price of approximately $376.7 million.  As a consequence, we expect the tender offer to involve the purchase of up to 399.7 million shares of IMM common stock, as well as options to purchase approximately 17.9 million shares of IMM common stock.  If all of these shares are purchased at the expected tender offer price of HK$8.50 per share, and all of the options are purchased for the amount by which HK$8.50 exceeds the exercise price of each option, the total cash consideration of the tender offer will be approximately $456.1 million, subject to exchange rate fluctuation.  We can provide no assurance that the agreement will be consummated or that the tender offer will be successful.

Underground Mining Machinery

Joy is the world’s largest producer of high productivity underground mining machinery for the extraction of coal and other bedded materials.  We have manufacturing facilities in Australia, South Africa, the United Kingdom, China, and the United States as well as sales offices and service facilities in India, Poland, and Russia.  Joy products include: continuous miners; shuttle cars; flexible conveyor trains; complete longwall mining systems (consisting of powered roof supports, an armored face conveyor, and a longwall shearer); continuous haulage systems; battery haulers; roof bolters; crushing equipment; and conveyor systems.  Joy also maintains an extensive network of service and distribution centers to rebuild and service equipment and to sell replacement parts and consumables in support of our installed base.  This network includes five service centers in the United States and eight outside the United States, all of which are strategically located in major underground mining regions.

Index

Products and Services:

Continuous miners – Electric, crawler mounted continuous miners cut material using carbide-tipped bits on a horizontal rotating cutterhead.  Once cut, the material is gathered onto an internal conveyor and loaded into a haulage vehicle or continuous haulage system for transportation to the feeder breaker.

Longwall shearers – A longwall shearer trams back and forth on an armored face conveyor parallel to the material face.  Using carbide-tipped bits on cutting drums at each end, the shearer cuts 1.2 to 8.0 meters high on each pass and simultaneously loads the material onto the armored face conveyor for transport through the stageloader to the conveyor belt.

Powered roof supports – Roof supports use hydraulic cylinders to perform a jacking-like function that supports the mine roof during longwall mining.  The supports self-advance with the longwall shearer and armored face conveyors, resulting in controlled roof falls behind the supports.  A longwall face may range up to 400 meters in length.

Armored face conveyors – Armored face conveyors are used in longwall mining to transport material cut by the shearer away from the longwall face.

Shuttle cars – Shuttle cars, a type of rubber-tired haulage vehicle, are electric-powered using an umbilical cable. Their purpose is to transport material from continuous miners to the feeder-breaker where chain conveyors in the shuttle cars unload the material.  Some models of Joy shuttle cars can carry up to 22 metric tons of coal.

Flexible conveyor trains (FCT) – FCT’s are electric-powered, single operator, self-propelled conveyor systems that provide continuous haulage of material from a continuous miner to the main mine belt.  The FCT uses a rubber belt similar to a standard fixed conveyor.  The FCT’s conveyor operates independently from the track crawler system, allowing the FCT to move and convey material simultaneously.  Available in lengths of up to 570 feet, the FCT is able to negotiate multiple 90-degree turns in an underground mine infrastructure.

Roof bolters – Roof bolters are drills used to bore holes in the mine roof and to insert long metal bolts into the holes to reinforce the mine roof.

Battery haulers – Battery haulers perform a similar function to shuttle cars and are powered by portable rechargeable batteries.  Battery haulers feature a flexible center joint allowing them to maneuver in tight conditions and do not use a trailing cable, which allows for maximum flexibility in the mining process.

Continuous chain haulage systems – The continuous chain haulage system provides a similar function as the FCT, transporting material from the continuous miner to the main mine belts on a continuous basis, versus the batch process used by shuttle cars and battery haulers, but it does so with different technology.  The continuous chain haulage system is made up of a series of connected bridge structures that utilize chain conveyors that transport the coal from one bridge structure to the next bridge structure and ultimately to the main mine belts.

Feeder breakers – Feeder breakers are a form of crusher that use rotating drums with carbide-tipped bits to break down the size of the mined material for loading onto conveyor systems or feeding into processing facilities.  Mined material is typically loaded into the feeder breaker by a shuttle car or battery hauler in underground applications and by haul trucks in surface applications.

Conveyor systems – Conveyor systems are used in both above and under-ground applications.  The primary components of a conveyor system are the idlers, idler structure, and the terminal which itself consists of a drive, discharge, take-up and tail loading section.

Index

High angle conveyors – The high angle conveyor provides a versatile method for elevating or lowering materials continuously from one level to another at extremely steep angles.  One of the differentiating factors of Joy’s conveyor technology is the use of the proprietary fully equalized pressing mechanism which secures material toward the center of the belt while gently, but effectively, sealing the belt edges together.  The high angle conveyor has throughput rates ranging from 0.30 to 4,400 tons per hour.

Smart services – A service offering that gathers relevant information real time and uses this information to deliver services that are pre-emptive and predictive, which enables our customers to maximize their assets by providing better machine availability, utilization, and reduced costs.

Smart facilities – We maintain customer care centers that are linked directly to the customer and close to the mine site in order to provide machine monitoring and reporting, field engineering, customer training, and productivity consulting, as well as life cycle management services.

Joy’s direct customer service and support infrastructure quickly and efficiently provides customers with high-quality parts, exchange components, repairs, rebuilds, whole machine exchanges, and services.  Joy’s Life Cycle Management program objective is to provide a range of products and services that achieves the lowest cost per ton over the life of the equipment.  Cost per ton programs allow Joy’s customers to pay fixed prices for each ton of material mined in order to match equipment costs with revenues, and Joy’s component exchange programs minimize production disruptions for repair or scheduled rebuilds.  These programs reduce customer capital requirements and ensure quality aftermarket parts and services for the life of the contract.  Joy sells its products and services directly to its customers through a global network of sales and marketing personnel.

The Joy business has demonstrated cyclicality over the years.  The primary drivers of this cyclicality are commodity prices (particularly coal prices) and coal production levels.  Joy’s business is particularly sensitive to conditions in the coal mining industry, which accounts for a substantial portion all of Joy’s sales.  Other drivers of cyclicality include product life cycles, new product introductions, governmental regulations, competitive pressures and industry consolidation.

Surface Mining Equipment

P&H is the world’s largest producer of electric mining shovels and a leading producer of loaders, rotary blasthole drills, and walking draglines for open-pit mining operations.  P&H has facilities in Australia, Brazil, Canada, Chile, China, South Africa, and the United States, as well as sales offices in India, Mexico, Peru, Russia, the United Kingdom, and Venezuela.  P&H products are used in mining copper, coal, iron ore, oil sands, silver, gold, diamonds, phosphate, and other minerals and ores.  P&H also provides logistics and a full range of life cycle management service support for its customers through a global network of strategically located operations within major mining regions.  In some markets, P&H also provides electric motor rebuilds and other selected products and services to the non-mining industrial segment and sells used electric mining shovels, drills and parts.

Products and Services:

Electric mining shovels – Mining shovels are used primarily to load copper ore, coal, iron ore, oil sands, gold, and other mineral-bearing materials and overburden into trucks or other conveyances.  There are two basic types of mining loaders: electric shovels and hydraulic excavators.  Electric mining shovels typically feature larger dippers, allowing them to load greater volumes of material, while hydraulic excavators are smaller and more maneuverable.  The electric mining shovel offers the lowest cost per ton of mineral mined.  Its use is determined by the size of the mining operation and the availability of electricity.  Dippers can range in size from 12 to 82 cubic yards.

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

Index

Loaders – Loaders are generally used in coal, copper, and iron ore mines, and utilize a proprietary diesel-electric drive system with digital controls.  This system allows large, mobile equipment to stop, start and reverse direction without gear shifting and high-maintenance braking.  Loaders feature bucket capacities up to 53 cubic yards, which are the largest in the industry, and can load rear-dump trucks in the 85-ton to 400-ton range.

P&H provides Life Cycle Management support, including equipment erections, relocations, inspections, service, repairs, rebuilds, upgrades, used equipment, new and used parts, enhancement kits, and training.  The term “life cycle management” refers to our strategy to maximize the productivity of our equipment over the equipment’s entire operating life cycle through the optimization of the equipment, its operating and maintenance procedures, and its upgrade and refurbishment.  Each life cycle management program is specifically designed for a particular customer and that customer’s application of our equipment.  Under each program, we provide aftermarket products and services to support the equipment during its operating life cycle.  Under some of the programs, the customer pays us an amount based upon hours of operation or units of production achieved by the equipment.  The amount to be paid per unit is determined by the economic model developed on a case-by-case basis, and is set at a rate designed to include both the estimated costs and anticipated profit.

P&H personnel and distribution centers are strategically located close to customers in major mining centers around the world, supporting P&H and other brands.  P&H sells its products and services directly to its customers through a global network of sales and marketing personnel.  The P&H distribution organization also represents other leading providers of equipment and services to the mining industry and associated industries, which we refer to as “Alliance Partners.”  Some of the P&H Alliance Partner relationships include the following companies:

•	Berkley Forge and Tool Inc.	•	Phillippi-Hagenbach Inc.
•	Bridon American Corporation	•	Prodinsa Wire Rope
•	Dux Machinery	•	Wire Rope Industries Ltd.
•	Hensley Industries Inc.	•	Wire Rope Corporation of America, Inc.
•	Hitachi Mining Division

For each Alliance Partner, we enter into an agreement that provides us with the right to distribute certain Alliance Partners’ products in specified geographic territories.  Specific sales of new equipment are typically based on “buy and resell” arrangements or are direct sale from the Alliance Partner to the ultimate customer with a commission paid to us.  The type of sales arrangement is typically agreed at the time of the customer’s commitment to purchase.  Our aftermarket sales of parts produced by Alliance Partners are generally made under “buy and resell” arrangements.  To support Alliance Partners’ products in certain geographic regions, we typically hold parts and components in inventory.

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

Index

Operational Excellence - Joy Global Business System

In order to provide a world class service to the mining industry, we have developed the Joy Global Business System as an extension of our operational excellence initiatives.

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

Seasonality

All of our business segments are subject to moderate seasonality, with the first quarter of our fiscal year generally experiencing lower sales and profitability due to a decrease in working days caused by the U.S. Thanksgiving and year-end holidays.

Financial Information

Financial information about our business segments and geographic areas of operation is contained in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules.

Employees

As of October 28, 2011, we employed approximately 14,500 employees worldwide, with 7,218 employed in the United States.  Collective bargaining agreements or similar type arrangements cover 32% of our U.S. workforce and 27% of our international employees.  In 2012, union agreements are to expire for 3% of our employees with the largest covering the United Steel Workers union at our Milwaukee, Wisconsin, facility and the International Union of Electrical Workers at our facility in Bluefield, Virginia.

Customers

Joy and P&H sell their products primarily to large global and regional mining companies.  No customer or affiliated group of customers accounted for 10% or more of our consolidated net sales for 2011.

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

Index

P&H’s shovels and draglines compete with similar products produced by one significant competitor and with hydraulic excavators, large rubber-tired front-end loaders, and bucket wheel excavators made by several international manufacturers.  P&H’s large rotary blasthole drills compete with several worldwide drill manufacturers.  As high productivity mining becomes more common internationally, especially in emerging markets, global manufacturing capability is becoming a competitive advantage; however, it is still most important to have repair and rebuild capability near the customer’s operations.  In this regard, P&H competes with a large number of primarily regional suppliers in the sale of parts.

Joy and P&H compete on the basis of providing superior productivity, reliability, and service that lowers the overall cost of production for their customers.  Joy and P&H compete with local and regional service providers in the provision of maintenance, rebuild and other services to mining equipment users.

Backlog

Backlog represents unfilled customer orders for our original equipment and aftermarket products and services.  Customer orders included in backlog as of October 28, 2011 represent contracts to purchase specific original equipment, products or services by customers who have satisfied our credit review procedures.  The following table provides backlog by business segment as of our fiscal year end.  These backlog amounts exclude customer arrangements under long-term equipment life cycle management programs.  Such programs extend for up to 17 years and totaled approximately $1.5 billion as of October 28, 2011.  The amounts shown also exclude sales already recognized by fiscal year end under the percentage-of-completion method of accounting.

In thousands	2011	2010	2009

Underground Mining Machinery	$1,739,932	$1,208,181	$926,719
Surface Mining Equipment	1,560,393	637,050	575,192
Eliminations	(46,991)	(24,973)	(31,033)
Total Backlog	$3,253,334	$1,820,258	$1,470,878

Of the $3.3 billion of backlog, approximately $455.2 million is expected to be recognized as revenue beyond fiscal 2012.

The increase in Surface Mining Equipment backlog as of October 28, 2011 compared to October 29, 2010 reflects the positive book to bill ratio across all regions.   The LeTourneau acquisition added $241.2 million to the Surface Mining Equipment backlog as of October 28, 2011.  The increase in Underground Mining Machinery backlog as of October 28, 2011 compared to October 29, 2010 is primarily related to significant original equipment orders in the U.S. and Australia.

The increase in Underground Mining Machinery backlog as of October 29, 2010 compared to October 30, 2009 was primarily driven by increased global demand for original equipment and aftermarket products and services.  The increase in Surface Mining Equipment backlog was driven by increased orders for electric mining shovels.

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

Index

We utilize a supplier risk management monitoring process to analyze our suppliers to determine the risk of production disruption as it relates to procurement of raw materials.  Based on the results of continuous evaluations, we partner with our suppliers to address potential issues as they are identified.  We believe this process provides greater clarity with respect to drivers of supplier performance and provides us with an earlier indication of potential supplier issues.

Patents and Trademarks

We own numerous patents and trademarks and we license technology from others that are utilized in our products and manufacturing methods.  We continue to develop intellectual property and we file new patent applications to protect our ongoing research and development activities.  We have also granted patent and trademark licenses to other manufacturers and receive royalties under most of these licenses.  While we do not consider any particular patent or license or group of patents or licenses to be material to our business segments, we believe that in the aggregate our patents and licenses are significant in distinguishing many of our product lines from those of our competitors.  The recorded cost of patents and trademarks by segment are as follows:

	Underground Mining	Surface Mining
In thousands	Machinery	Equipment	Consolidated

Patents
Gross Carrying Value	$21,318	$69,900	$91,218
Accumulated Amortization	(8,976)	(1,165)	(10,141)
Net Carrying Value	$12,342	$68,735	$81,077

Trademarks	$75,400	$37,200	$112,600

Research and Development

We are strongly committed to pursuing technological development through the engineering of new products and systems, the improvement and enhancement of licensed technology, and related acquisitions of technology.  Research and development expenses were $40.4 million, $29.8 million, and $22.3 million for 2011, 2010, and 2009, respectively.

Environmental, Health and Safety Matters

Our domestic activities are regulated by federal, state, and local statutes, regulations, and ordinances relating to environmental protection and worker health and safety.  These laws govern current operations, require remediation of environmental impacts associated with past or current operations, and under certain circumstances provide for civil and criminal penalties and fines as well as injunctive and remedial relief.  Our foreign operations are subject to similar requirements as established by the jurisdictions in which they are located.  We believe that we have substantially satisfied these diverse requirements.

Compliance with environmental laws and regulations did not have a material effect on capital expenditures, earnings, or our competitive position in 2011.  Because these requirements are complex and, in many areas, rapidly evolving, there can be no guarantee against the possibility of additional costs of compliance.  However, we do not expect that our future compliance with environmental laws and regulations will have a material effect on our capital expenditures, earnings or competitive position, and do not expect to make any material capital expenditures for environmental control facilities in fiscal 2012.

Index

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

In addition to the other risk factors below, our international operations are subject to various political, economic and other uncertainties that could adversely affect our business.  A significant reduction of our international business due to any of these risks would adversely affect our sales.  In our fiscal years 2011, 2010, and 2009, approximately 54%, 56%, and 50%, respectively, of our sales were derived from sales outside the United States.  Risks faced by any or all of our international operations include:

•	international political and trade issues and tensions;

•	regional or country specific economic downturns;

•	fluctuations in currency exchange rates, particularly the Australian dollar, British pound sterling, Canadian dollar, Chilean peso, Chinese renminbi and South African rand;

•
complications in complying with a variety of foreign laws and regulations, including with respect to environmental matters, which may adversely affect our operations and ability to compete effectively in certain jurisdictions or regions;

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

Index

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

We expect that the percentage of our sales occurring outside the United States will increase over time largely due to increased activity in China, India and other emerging markets.  The foregoing risks may be particularly acute in emerging markets, where our operations are subject to greater uncertainty due to increased volatility associated with the developing nature of the economic, legal and governmental systems of these countries.  If we are unable to successfully manage the risks associated with expanding our global business or to adequately manage operational fluctuations, it could adversely affect our business, financial condition or results of operations.

The cyclical nature of our original equipment manufacturing business could cause fluctuations in our operating results.

Our business, in particular our original equipment manufacturing business, is cyclical in nature.  The cyclicality of Joy’s original equipment sales is driven primarily by commodity prices, product life cycles, competitive pressures and other economic factors affecting the mining industry such as company consolidation.  P&H’s original equipment sales are subject to cyclical movements based in large part on changes in coal, copper, iron ore, oil and other commodity prices.  Falling commodity prices have in the past and may in the future lead to reductions in the production levels of existing mines, a contraction in the number of existing mines, and the closure of less efficient mines.  Decreased mining activity is likely to lead to a decrease in demand for new mining machinery.  As a result of this cyclicality, we have previously experienced fluctuation in our business, results of operations and financial condition.  We expect that cyclicality in our equipment manufacturing business may cause us to experience further significant fluctuation in our business, financial condition or results of operations.

We operate in a highly competitive environment, which could adversely affect our sales and pricing.

Our domestic and foreign manufacturing and service operations are subject to significant competitive pressures.  We compete on the basis of product performance, customer service, availability, reliability, productivity and price.  Many of our customers are large global mining companies that have substantial bargaining power, and some of our sales require us to participate in competitive tenders where we must compete on the basis of various factors, including performance guarantees and price.  We compete directly and indirectly with other manufacturers of surface and underground mining equipment and with manufacturers of parts and components for such products.  Some of our competitors are larger than us and, as a result, may have broader product offerings and greater access to financial resources.  As a result, certain of our competitors may pursue aggressive pricing or product strategies that may cause us to lose sales or reduce the prices we charge for our original equipment and aftermarket products and services.  These actions may lead to reduced revenues, lower margins and/or a decline in market share, any of which may adversely affect our business and results of operations.

We may acquire other businesses, dispose of businesses or engage in other transactions, which may adversely affect our operating results, financial condition and existing business.

From time to time, we may explore and pursue transaction opportunities that may complement our core businesses, and we may also consider divesting businesses or assets that we do not regard as part of our core businesses.  These transaction opportunities may come in the form of acquisitions, joint ventures, start-ups or other structures.  For example, during our 2011 fiscal year, we acquired LeTourneau and subsequently divested its drilling products business, entered into an agreement to purchase 41.1% of the outstanding common stock of IMM and, if this purchase is completed, we expect to conduct a tender offer for the remaining outstanding shares of IMM.  There may be risks associated with any such transaction including (without limitation) general business risk, integration risk, technology risk, market acceptance risk, litigation risk, environmental risk, regulatory approval risk and risks associated with the failure to close or consummate announced transactions.  In the case of acquisitions, including our acquisition of IMM, we may not be able to discover, during the due diligence process or otherwise, all known and unknown risks associated with the business we are acquiring.

Index

Undiscovered factors may result in our incurring financial or other liabilities, which could be material, and we may not achieve the expected benefits from any acquisitions or divestitures.  In addition, any such transaction may require us to incur debt, issue equity, utilize other capital resources, make expenditures, provide guarantees or indemnify and/or agree to other terms, as well as consume our management’s time and attention.  These transactions may not ultimately create value for us or our stockholders.

We are subject to environmental and health and safety laws and regulations that impose, and could continue to impose, significant costs and liabilities.  In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our results of operations.

We are subject to a variety of foreign, federal, state and local environmental laws and regulations, including those relating to employee health and safety, environmental permitting and licensing, air (including greenhouse gas) and water emissions, remediation of soil and groundwater contamination, and the use, storage, treatment and disposal of hazardous materials.  Some environmental laws impose strict, retroactive, and joint and several liability for the remediation of releases of hazardous substances, even for conduct that was lawful at the time it occurred, or for the conduct of, or conditions caused by, prior operators, predecessors, or other third parties.  Failure to comply with environmental laws could expose us to penalties or clean-up costs and civil or criminal liability as well as result in sanctions on certain of our activities and damage to property or natural resources.  These liabilities, sanctions, damages and any remediation efforts could negatively impact our ability to conduct our operations or our financial condition and results of operations.  In addition, our various prior and future acquisitions and divestitures may have resulted or could result in environmental liabilities unknown to us at the time of acquisition or divestiture or other additional environmental liabilities.

Moreover, environmental laws and regulations, and the interpretation and enforcement thereof, change frequently and have tended to become more stringent over time.  Future environmental laws and regulations could require us to acquire costly equipment or to incur other significant expenses in connection with our business.  For example, increased regulation of greenhouse gas emissions, such as through a cap-and-trade system or emissions tax, could adversely affect our business, financial condition, results of operations or product demand.

We are largely dependent on the continued demand for coal, which is subject to economic and climate related risks.

Over two-thirds of our revenues come from our coal-mining customers.  Many of these customers supply coal for steel production and/or as fuel for the production of electricity in the United States and other countries.  Demand for steel is affected by the global level of economic activity and economic growth.  The pursuit of the most cost effective form of electricity generation continues to take place throughout the world.  Coal combustion generates significant greenhouse gas emissions and governmental and private sector goals and mandates to reduce greenhouse gas emissions may increasingly affect the mix of electricity generation sources.  Further developments in connection with legislation, regulations or other limits on greenhouse gas emissions and other environmental impacts or costs from coal combustion, both in the United States and in other countries, could diminish demand for coal as a fuel for electricity generation.  If lower greenhouse gas emitting forms of electricity generation, such as nuclear, solar, natural gas or wind power, become more prevalent or cost effective, or diminished economic activity reduces demand for steel, demand for coal will be reduced.  When demand for coal is reduced, the demand for our mining equipment could be adversely affected.

We require cash to service our indebtedness, which reduces the cash available to finance our business.

Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors.  Some of these factors are beyond our control.  If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purpose.  There is no assurance that refinancings or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, particularly if credit market conditions deteriorate.  Furthermore, there can be no assurance that refinancings or asset dispositions would be permitted by the terms of our credit agreements or debt instruments.

Index

Our existing credit agreements contain, and any future debt agreements we may enter into may contain, certain financial tests.  If we do not satisfy such tests, our lenders could declare a default under our debt agreements, and our indebtedness could be declared immediately due and payable.  Our ability to comply with the provisions of these agreements may be affected by changes in economic or business conditions beyond our control.

Our existing credit agreements contain, and any future debt agreements we may enter into may contain, covenants that limit our ability to incur indebtedness, acquire other businesses and impose various other restrictions.  These covenants could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  We cannot be certain that we will be able to comply with these covenants or the financial covenants referred to above, or, if we fail to do so, that we will be able to obtain waivers or amended terms from our lenders.

Significant changes in our actual investment return on pension assets, discount rates and other factors could affect our results of operations, equity and pension funding requirements in future periods.

Our results of operations may be affected by the amount of income or expense that we record for our defined benefit pension plans and certain other retirement benefits.  We measure the valuation of our pension plans annually as of our fiscal year end in order to determine the funded status of and our funding obligation with respect to such plans.  This annual valuation of our pension plans is highly dependent on certain assumptions used in actuarial valuations, which include actual and expected return on pension assets and discount rates.  These assumptions take into account current and expected financial market data, other economic conditions such as interest rates and inflation, and other factors such as plan asset allocation and future salary increases.  If actual rates of return on pension assets materially differ from assumptions, our pension funding obligations may increase or decrease significantly.  Our funding obligation is determined under governmental regulations and is measured based on the value of our assets and liabilities.  An adverse change in our funded status due to the volatility of returns on pension assets and the discount rate could increase our required future contributions to our plans, which may adversely affect our results of operations and financial condition.

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

Index

Demand for our products may be adversely impacted by environmental regulations impacting the mining industry.

Many of our customers supply coal as a power generating source for the production of electricity in the United States and other countries.  The operations of these mining companies are geographically diverse and are subject to or affected by a wide array of regulations in the jurisdictions where they operate, including those directly impacting mining activities and those indirectly affecting their businesses, such as applicable environmental laws.  The high cost of compliance with environmental regulations may also cause customers to discontinue or limit their mining operations, and may discourage companies from expanding existing mines or developing new mines.  As a result of these factors, demand for our mining equipment could be adversely affected by environmental regulations impacting the mining industry.

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

Many of our principal domestic and foreign operating subsidiaries are parties to collective bargaining agreements with their employees.  As of October 28, 2011, collective bargaining agreements or similar type arrangements cover 32% of our U.S. workforce and 27% of our international employees.  We cannot provide assurance that disputes, work stoppages, or strikes will not arise in the future.  In addition, when existing collective bargaining agreements expire, we cannot be certain that we will be able to reach new agreements with our employees.  Such new agreements may be on substantially different terms and may result in increased direct and indirect labor costs.  Future disputes with our employees could adversely affect our business, financial condition or results of operations.

A material disruption to one of our significant manufacturing plants could adversely affect our ability to generate revenue.

We produce most of our original equipment and aftermarket parts for each product type at a limited number of principal manufacturing facilities.  If operations at one or more of these significant facilities were to be disrupted as a result of equipment failures, natural disasters, power outages or other reasons, our business, financial condition or results of operations could be adversely affected.  Interruptions in production could increase costs and delay delivery of some units.  Production capacity limits could cause us to reduce or delay sales efforts until capacity is available.

Our business could be adversely affected by our failure to develop new technologies.

The mining industry is a capital-intensive business, with extensive planning and development necessary to open a new mine.  The success of our customers’ mining projects is largely dependent on the efficiency with which the mine operates.  If we are unable to provide continued technological improvements in our equipment that meet our customers’ expectations, or the industry’s expectations, on mine productivity, the demand for our mining equipment could be adversely affected.

Index

We are subject to litigation risk, which could adversely affect us.

We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including asbestos and silica related liability), employment and commercial matters.  In addition, we and our subsidiaries become involved from time to time in proceedings relating to environmental matters.  Also, as a normal part of their operations, our subsidiaries may undertake contractual obligations, warranties, and guarantees in connection with the sale of products or services.  Some of these claims and obligations involve significant potential liability.

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

Our ability to provide high quality products and services depends in part on our ability to retain skilled personnel in the areas of senior management, product engineering, manufacturing, servicing and sales.  Competition for such personnel is intense and our competitors can be expected to attempt to hire our skilled employees from time to time.  In particular, our results of operations could be adversely affected if we are unable to retain customer relationships and technical expertise provided by our management team and our professional personnel.

We rely on significant customers, the loss of one or more of which could adversely affect our operating results, financial condition and existing business.

We are dependent on maintaining significant customers by delivering reliable, high performance mining equipment and other products on a timely basis.  We do not consider ourselves to be dependent upon any single customer; however, our top ten customers collectively accounted for approximately 36% of our sales for fiscal 2011.  Our sales have become more concentrated in recent years as consolidation has occurred in the mining industry.  The consolidation and divestitures in the mining industry may result in different equipment preferences among current and former significant customers.  The loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on our business, financial condition or results of operations.

Item 1B.  Unresolved Staff Comments

None.

Index

Item 2.  Properties

As of October 28, 2011, the following principal properties of our operations were owned, except as indicated.  Our worldwide corporate headquarters are currently housed in 13,000 square feet of leased space in Milwaukee, Wisconsin.  All of these properties are generally suitable for the operations currently conducted at them.

Underground Mining Machinery Locations

		Floor Space		Land Area
	Location	(Sq. Ft.)		(Acres)	Principal Operations

	Franklin, Pennsylvania	830,900		58	Component and parts production

*	Warrendale, Pennsylvania	71,250		13	Administration

	Reno, Pennsylvania	121,400		22	Chain manufacturing

	Brook Park, Ohio	85,000		4	Machining manufacturing

	Solon, Ohio	101,200		11	Gear manufacturing

*	Bluefield, Virginia	102,160		15	Component repair and complete machine rebuilds
*	Duffield, Virginia	101,310		11	Component repair and complete machine rebuilds
*	Homer City, Pennsylvania	91,124		10	Component repair and complete machine rebuilds
*	Wellington, Utah	76,250		60	Component repair and complete machine rebuilds
	Lebanon, Kentucky	88,250		12	Component repair and complete machine rebuilds

*	Meadowlands, Pennsylvania	117,900		12	Global distribution center

*	Millersburg, Kentucky	115,000		14	Administration and manufacturing

	Winfield, Alabama	250,000		33	Manufacturing, sales, engineering, administration

	Salyersville, Kentucky	125,842		14	Manufacturing

	Belton, South Carolina	191,000		24	Manufacturing, sales and administration

*	Mossvale, Australia	97,392		33	Original equipment, component repairs and complete
					machine rebuilds
	Parkhurst, Australia	76,639		19	Component repairs and complete machine rebuilds

	Wollongong, Australia	26,996	(1)	4	Component repair and complete machine rebuilds

	Somersby, Australia	49,655		3	Manufacturing original equipment, component repairs,
					engineering, administration

*	Steeledale, South Africa	250,381		13	Component repairs and manufacturing
*	Wadeville, South Africa	333,393		29	Original equipment, component repair and complete
					machine rebuilds

	Pinxton, England	76,000		10	Component repair and complete machine rebuilds
	Sunderland, England	100,850	(11)	5	Manufacturing, engineering, sales & administration
	Wigan, England	60,000	(5)	3	Engineering and administration. Development shop for
					PRS products
*	Worcester, England	178,000		14	Original equipment and component repairs

*	Tychy, Poland	52,312		8	Original equipment, component repair and complete
					machine rebuilds

	Kuzbass, Russia	15,750	(2)	3	Component repair and rebuild facility

	Hyderabad, India	3,000	(5)		Sales office
	Nagpur, India	8,053	(5)		Small workshop facility

	Baotou, China	104,162	(8)	6	Component repair and rebuild facility.
	Tianjin, China	205,645	(11)	8	Manufacturing of mining machinery
	Wuxi, China	185,421		26	Manufacturing of mining machinery, after-market service
					and maintenance service.
	Beijing, China	14,784	(4)	1	Administration

Index

Surface Mining Equipment Locations

			Floor Space		Land Area
		Location	(Sq. Ft.)		(Acres)	Principal Operations

		Milwaukee, Wisconsin	684,000		46	Electric mining shovels, electric draglines and large
						diameter electric and diesel rotary blast hole drills

	*	Milwaukee, Wisconsin	180,000		13	Electrical products

		Mesa, Arizona	40,000		5	Motor rebuild service center
#	*	Tucson, Arizona	19,980		2	Rebuild center
#	*	Redding, California	4,000	(1)	1	Branch office
#	*	Coeur D’Alene, Idaho	2,700	(3)	1	Branch office
#	*	Portland, Oregon	27,094		6	Rebuild center
	*	Elko, Nevada	30,000		5	Motor rebuild service center & welding services
		Elko Nevada	28,000	(4)	4	Machine/Mechanical shop
#	*	Elko, Nevada	5,944	(2)	1	Branch office
#	*	Farmington, New Mexico	10,000	(2)	2	Branch office
		Kilgore, Texas	12,400		4	Motor rebuild service center
#		Longview, Texas	1,398,695		2,254	Manufacture
#	*	Lakewood, Washington	5,788	(2)	1	Branch office
	*	Gillette, Wyoming	60,000		6	Motor rebuild service center
#	*	Gillette, Wyoming	16,000		3	Branch office
		Evansville, Wyoming	25,000		6	Motor rebuild service center

	*	Calgary, Canada	6,000	(4)	1	Climate control system manufacturing
#	*	Prince George, Canada	5,918	(4)	1	Branch office
		Edmonton, Canada	32,581	(2)	4	Motor rebuild service center
	*	Fort McMurray, Canada	68,000		2	Rebuild shop

		Tianjin, China	130,000	(11)		Original equipment

	*	Bassendean, Australia	72,500		5	Components and parts for mining shovels
	*	Mackay, Australia	36,425		3	Components and parts for mining shovels
	*	Hemmant, Australia	23,724		2	Motor rebuild service center
		East Maitland, Australia	32,916	(3)	1	Motor rebuild service center
		Murarrie, Australia	15,000	(3)	1	Administrative and sales office
		Rutherford, Australia	15,640	(3)	4	Motor rebuild service center
#	*	Mackay, Australia	5,016	(3)	1	Equipment assembly & regional office
#	*	Brisbane, Australia	29,000	(5)	1	Rebuild center & branch office
#	*	Perth, Australia	29,116	(9)	1	Equipment assembly & rebuild center

	*	Belo Horizonte, Brazil	37,700		1	Components and parts for mining shovels
#	*	Belo Horizonte, Brazil	5,000	(3)	5	Sales office & refurbishment service
#	*	Rio de Janeiro, Brazil	500	(4)	1	Branch office

	*	Santiago, Chile	6,800		1	Rebuild service center
	*	Antofagasta, Chile	21,000		1	Rebuild service center

		Kolkata, India	3,100		1	Sales office

		Guadalajara, Jalisco, Mexico	5,823	(6)		Sales office
		Cananea, Sonora, Mexico	1,800	(6)		Service shop

* - Property includes a warehouse.
# - Property acquired with the acquisition of LeTourneau Technologies, Inc. on June 22, 2011.

(1)	Under a month-to-month lease
(2)	Under a lease expiring in 2012
(3)	Under a lease expiring in 2013
(4)	Under a lease expiring in 2014
(5)	Under a lease expiring in 2015
(6)	Under a lease expiring in 2016
(7)	Under a lease expiring in 2017
(8)	Under a lease expiring in 2018
(9)	Under a lease expiring in 2019
(10)	Under a lease expiring in 2020
(11)	Under a lease expiring in 2021
(12)	Under a lease expiring in 2022
(13)	Under a lease expiring in 2023
(14)	Under a lease expiring in 2024

Index

Joy Mining also operates warehouses in Nashville, Illinois; Brookwood, Alabama; Henderson, Kentucky; Pineville, West Virginia; Green River, Wyoming; Carlsbad, New Mexico; Price, Utah; Lovely, Kentucky; Norton, Virginia; and Witbank, South Africa. All warehouses are owned except for the warehouses in Nashville, Henderson, Price, and Lovely which are leased.  In addition, Joy Mining has sales offices in Mt. Vernon, Illinois; Eagle Pass, Texas; Abington, Virginia; Secunda, South Africa and Kolata, India. Joy Mining also has a smart services and training facility at Witbank, South Africa.

P&H also operates warehouses in Cleveland, Ohio; Coeur d’ Alene, Idaho; Hibbing and Virginia, Minnesota; Charleston, West Virginia; Negaunee, Michigan; Gilbert, Arizona; Hinton, Sparwood, Labrador City, and Sept. Iles, Canada; Iquique and Calama, Chile; Parauapebas, Brazil; Johannesburg, South Africa; and Puerto Ordaz, Venezuela. The warehouses in Hibbing, Johannesburg, and Calama are owned, while the others are leased. In addition, P&H leases sales offices throughout the United States and in principal surface mining locations in other countries, such as Chihuahua, Mexico and Kolkata, India.

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

During the Chapter 11 reorganization of our Predecessor Company, in 1999 through the filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code, the Wisconsin Department of Workforce Development (“DWD”) filed claims against Beloit Corporation (“Beloit”), a former majority owned subsidiary, and us in federal bankruptcy court seeking “at least” $10.0 million in severance benefits and penalties, plus interest, on behalf of former Beloit employees.  DWD’s claim against Beloit included unpaid severance pay allegedly due under a severance policy Beloit established in 1996.  DWD alleges that Beloit violated its alleged contractual obligations under the 1996 policy when it amended the policy in 1999.  The Federal District Court for the District of Delaware removed DWD’s claims from the bankruptcy court and granted summary judgment in our favor on all of DWD’s claims in December 2001.  DWD appealed the decision and the judgment was ultimately vacated in part and remanded.  Following further proceedings, DWD’s only remaining claim against us is that our Predecessor Company tortiously interfered with Beloit’s employees’ severance benefits in connection with Beloit’s decision to amend its severance policy.  We concluded a trial on DWD’s remaining claim during the week of March 1, 2010.  On September 21, 2010 the court granted judgment in our favor.  DWD then filed a post-judgment motion asking the court to change its decision.  On November 22, 2011, the Court denied and struck DWD’s post-judgment motion.  DWD has 30 days from that date to appeal.  We expect that DWD will file an appeal with the United States Court of Appeals for the Third Circuit.  We do not believe these proceedings will have a significant effect on our financial condition, results of operations, or liquidity.

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

		Current Office and	Years as
Name	Age	Principal Occupation	Officer

Michael W. Sutherlin	65	President and Chief Executive Officer and a director since 2006. Previously, Mr. Sutherlin was Executive Vice President (“EVP”) of Joy Global Inc. and President and Chief Operating Officer of Joy Mining Machinery from 2003 to 2006.	9

Michael S. Olsen	60	EVP and Chief Financial Officer since December 2008. Previously Treasurer from December 2008 to December 2011 and Chief Accounting Officer from July 2006 through December 2009 and Vice President of Joy Global and Senior Vice President of Finance of Joy Mining Machinery from February 2003 to December 2008.	5

Randal W. Baker	48	EVP of Joy Global Inc., and President and Chief Operating Officer of P&H Mining Equipment Inc. since November 2009. Prior to joining Joy Global, Mr. Baker was with CNH Global N.V., where he was President and Chief Executive Officer of the agricultural equipment business from 2006 to 2009, Senior Vice President Logistics and Supply Chain from 2005 to 2006, and Vice President North American Marketing from 2004 to 2005.	3

Edward L. Doheny II	49	EVP of Joy Global Inc., and President and Chief Operating Officer of Joy Mining Machinery since 2006. Prior to joining Joy Global, Mr. Doheny was with Ingersoll-Rand Corporation, where he was President of Industrial Technologies from 2003 to 2005 and President of Shared Services in 2003.	6

Sean D. Major	47	EVP, General Counsel and Secretary since 2007. From 1998 to 2006 Mr. Major was a corporate officer of Johnson Controls, Inc., most recently Assistant General Counsel and Assistant Secretary.	5

Eric A. Nielsen	52	EVP – Corporate Development since 2010. Prior to joining Joy Global, Mr. Nielsen was President of Terex Corporation’s Material Processing and Mining Group since 2008 and held various management positions with Volvo Construction Equipment, most recently as President and CEO of Volvo Excavators and Volvo Construction Equipment Korea.	2

Dennis R. Winkleman	61	EVP Administration since February 2010; EVP Human Resources from 2000 to February 2010.	11

Index

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $1.00 per share, began trading on the New York Stock Exchange on December 6, 2011, and trades under the symbol “JOY.”  Our common stock was traded on the NASDAQ Global Select Market under the symbol “JOYG” for the periods listed in the table below, which sets forth the high and low sales price and dividend payments for our common stock during the periods indicated.  As of December 2, 2011, there were approximately 98,000 shareholders of record.

	Price per Share		Dividends
	High	Low	Per Share

Fiscal 2011
Fourth Quarter	$95.99	$57.48	$0.175
Third Quarter	$102.12	$82.61	$0.175
Second Quarter	$103.44	$85.55	$0.175
First Quarter	$93.50	$69.58	$0.175

Fiscal 2010
Fourth Quarter	$73.94	$53.66	$0.175
Third Quarter	$60.75	$44.25	$0.175
Second Quarter	$65.93	$42.45	$0.175
First Quarter	$61.29	$45.47	$0.175

Fiscal 2009
Fourth Quarter	$59.30	$35.32	$0.175
Third Quarter	$42.25	$26.75	$0.175
Second Quarter	$27.75	$15.38	$0.175
First Quarter	$33.16	$14.30	$0.175

Under our share repurchase program, management is authorized to repurchase up to $2.0 billion in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011.  The dollar amount of shares that may yet be purchased under the program is $883.4 million.  We did not make any purchases of our common stock during fiscal 2011.

Index

The following graph sets forth the cumulative total shareholder return, including reinvestment of dividends on a quarterly basis, on common stock during the preceding five years, as compared to the cumulative total returns of the Standard and Poor’s (“S&P”) 500 Composite Stock Index and the Dow Jones United States Commercial Vehicle Truck Index (“DJUSHR”).  The DJUSHR was known as the Dow Jones U.S. Total Market Heavy Machinery Index until December 20, 2004.  This graph assumes $100 was invested on October 28, 2006, in Common Stock, the S&P 500 Composite Stock Index, and the DJUSHR.

	10/28/2006	10/26/2007	10/31/2008	10/30/2009	10/29/2010	10/28/2011

Joy Global Inc.	100	139	73	130	185	240
S&P 500	100	115	73	80	94	101
DJUSHR	100	149	72	101	153	165

Index

Item 6.  Selected Financial Data

The following table sets forth certain selected historical financial data on a consolidated basis.  The selected consolidated financial data was derived from our Consolidated Financial Statements.  Our fiscal year end is the last Friday in October and each of our fiscal quarters consists of 13 weeks, except for any fiscal years consisting of 53 weeks that will add one week to the first quarter.  The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements appearing in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules.

RESULTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	October 28,	October 29,	October 30,	October 31,	October 26,
In thousands except per share amounts	2011 (1)	2010	2009	2008 (2)	2007

Net sales	$4,403,906	$3,524,334	$3,598,314	$3,418,934	$2,547,322
Operating income	920,179	697,103	702,312	551,204	473,275

Income from continuing operations	$631,002	$461,499	$454,650	$373,137	$279,784
Income (loss) from discontinued operations	(21,346)	-	-	1,141	-
Net income	$609,656	$461,499	$454,650	$374,278	$279,784

Basic Earnings Per Share
Income from continuing operations	$6.01	$4.47	$4.44	$3.47	$2.54
Income (loss) from discontinued operations	(0.20)	-	-	0.01	-
Net income per common share	$5.81	$4.47	$4.44	$3.48	$2.54

Diluted Earnings Per Share
Income from continuing operations	$5.92	$4.40	$4.41	$3.44	$2.51
Income (loss) from discontinued operations	(0.20)	-	-	0.01	-
Net income per common share	$5.72	$4.40	$4.41	$3.45	$2.51

Dividends Per Common Share	$0.70	$0.70	$0.70	$0.625	$0.60

Working capital excluding cash held in escrow	$1,000,475	$1,338,603	$1,023,243	$597,778	$784,256
Total assets	$5,426,354	$3,271,013	$2,995,251	$2,631,285	$2,121,875
Total long-term obligations	$1,388,167	$396,668	$542,217	$559,330	$396,497

(1) – In June 2011, we acquired LeTourneau, a worldwide leader in earthmoving equipment and in October 2011 we completed the sale of its drilling products business.  The drilling products business is accounted for as discontinued operations.

(2) – In February 2008, we acquired N.E.S. Investment Co. and its wholly owned subsidiary, Continental Global Group, Inc., a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications.

Index

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes.  References made to years are for fiscal year periods.  Dollar amounts are in thousands, except share and per-share data and as indicated.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Joy Global Inc. and its subsidiaries for 2011, 2010, and 2009.  For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview

We have been manufacturing mining equipment for over 125 years. We operate in two business segments: Underground Mining Machinery, comprised of our Joy Mining Machinery business and Surface Mining Equipment, comprised of our P&H Mining Equipment business.  Joy is a leading producer of high productivity underground mining machinery for the extraction of coal and other bedded materials.  P&H is the world’s largest producer of high productivity electric mining shovels and a major producer of rotary blasthole drills, walking draglines and large wheel loaders used primarily for surface mining of copper, coal, iron ore, oil sands, and other minerals.

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

LeTourneau Technologies, Inc.

On June 22, 2011 we acquired LeTourneau Technologies, Inc. for approximately $1.1 billion.  We purchased all of the outstanding capital stock and financed the acquisition with cash on hand and borrowings of $500.0 million under a new credit facility.  LeTourneau designs, builds and supports equipment for the mining industry and has been a leader in the earthmoving equipment industry since the 1920s.  LeTourneau historically operated in three business segments, mining, steel products and drilling products. The mining products business is the world’s leading manufacturer of large wheel loaders for surface mining, providing the industry’s largest model sizes and payload capacities.

On October 24, 2011 we completed the sale of LeTourneau Technologies Drilling Systems, Inc. to Cameron International Corporation for $375.0 million in cash, subject to a post-closing working capital adjustment.  In connection with this transaction, the LeTourneau facilities in Houston, Texas and Vicksburg, Mississippi have been sold while the Longview, Texas facility will remain with us.  We have entered into a Transition Manufacturing and Supply Agreement to allow for the orderly transfer of drilling products work from Longview and a Steel Supply Agreement to allow the buyer time to develop other sources.  In conjunction with our entrance into the Transition Manufacturing and Supply Agreement, we recognized an upfront loss and related liability of $23.3 million for manufacturing costs to be incurred that will not be reimbursed.  The results of the drilling products business are included in discontinued operations on the accompanying consolidated statement of income and the assets and liabilities of the drilling products business that either transferred after our fiscal year end or remain our obligation are reflected as assets and liabilities of discontinued operations on the accompanying consolidated balance sheet.  The results of the mining and steel businesses (collectively “the mining equipment business”) are included in our Surface Mining Equipment segment.  From the date of acquisition until our fiscal year end, the mining equipment business of LeTourneau had net sales of $144.9 million and operating income of $23.2 million.

Index

International Mining Machinery

On July 11, 2011 we entered into a Share Purchase Agreement (“SPA”) with TJCC Holdings Limited, a corporation controlled by The Jordan Company, L.P., to acquire 534.8 million shares of common stock, or approximately 41.1%, of IMM, for HK$8.50 per share, or approximately $584.2 million subject to exchange rate fluctuation.  IMM is a leading designer and manufacturer of underground coal mining equipment in China.  On July 28, 2011, August 16, 2011 and September 2, 2011 we purchased approximately 136.5 million, 102.0 million and 127.2 million shares, respectively, of IMM for a total of $376.7 million.  These shares were purchased on the open market and represent approximately 28.1% of the total outstanding shares of IMM.   On December 20, 2011, MOFCOM approved the purchase of IMM shares covered by the SPA and the acquisition is expected to close on or around December 30, 2011.  At such time, we will have a controlling interest of approximately 69.2% of IMM’s outstanding common stock and accordingly will be required under Rule 26.1 of the Hong Kong Takeovers Code to make an unconditional cash tender offer to purchase the remaining outstanding shares and options to purchase shares at a minimum per share purchase price of HK$8.50.  If all of the shares and options to purchase shares of IMM common stock are purchased, the aggregate purchase price would be approximately $456.1 million subject to exchange rate fluctuation.  We expect that this investment in IMM will strengthen our presence in China and other emerging markets.  IMM reported revenues of RMB 1,942 million ($306.3 million) and operating profit of RMB 417 million ($65.8 million) for its most recent fiscal year ending December 31, 2010.  During fiscal 2011, our initial investment in IMM was accounted for under the equity method and we recognized estimated income of $3.4 million.

Operating Results

Bookings for 2011 were $5.6 billion, an increase of 44.3% from the prior year.  Original equipment bookings increased $1.2 billion, or 75.1% from the prior year and were driven by electric mining shovel orders for copper in South America and coal in North America and room and pillar orders in the U.S. and longwall systems orders in Australia.  Aftermarket bookings increased $522.8 million, or 22.9%, as parts and service orders remain strong across most regions for both the Underground Mining Machinery and Surface Mining Equipment segments.  The increase in both original equipment and aftermarket orders reflects continued demand for mining equipment as demand for commodities remains strong.  Fiscal year 2011 bookings included a $179.2 million favorable effect of foreign currency translation.

Net sales for 2011 totaled $4.4 billion compared to $3.5 billion in 2010.  Aftermarket sales increased $520.9 million, or 24.8%, when compared to the prior year on increased parts sales across all regions for both the Underground Mining Machinery and Surface Mining Equipment segments.  Original equipment sales increased $358.6 million, or 25.1%, when compared to the prior year primarily on improved sales in the U.S., Australia and South America.  Foreign currency translation favorably impacted sales by $109.3 million.

Operating income was $920.2 million in 2011, compared to $697.1 million in 2010 and included an $18.7 million favorable effect of foreign currency translation.  The increase in operating income was primarily the result of increased sales volumes, positive price realization, and favorable overhead absorption.  These items were partially offset by increased product development, selling and administrative expenses.

The results of LeTourneau’s mining equipment business are included in our Surface Mining Equipment segment.  From June 22, 2011 through the end of our fiscal year, LeTourneau’s mining equipment business had bookings of $139.4 million, net sales of $144.9 million and operating income of $23.2 million.  Operating income was reduced by $12.2 million for purchase accounting charges, of which $7.7 million was attributable to acquired inventories.

Net income from continuing operations was $631.0 million or $5.92 per diluted share in 2011 compared to $461.5 million or $4.40 per diluted share in 2010.

Index

Results of Operations

2011 Compared with 2010

Sales

The following table sets forth 2011 and 2010 net sales as derived from our Consolidated Statement of Income:

In thousands	2011	2010	$ Change	% Change

Net Sales
Underground Mining Machinery	$2,576,625	$2,126,788	$449,837	21.2%
Surface Mining Equipment	1,959,353	1,518,605	440,748	29.0%
Eliminations	(132,072)	(121,059)	(11,013)	(9.1)%
Total	$4,403,906	$3,524,334	$879,572	25.0%

Underground Mining Machinery net sales for 2011 were $2.6 billion compared to $2.1 billion for 2010, and included a $287.7 million increase in aftermarket sales and a $162.1 million increase in original equipment sales.  Aftermarket sales increased across all regions.  Specifically, aftermarket sales increased in the U.S. and Australasia by $113.5 million and $55.6 million, respectively, primarily due to the strengthening of the parts and rebuild markets in these regions.  Additionally, strong parts demand in China caused aftermarket sales to increase by 56.8%, or $52.1 million.  The increase in original equipment sales was led primarily by increased room and pillar sales in both the U.S. and South Africa and by roof support sales for longwall application equipment orders in Australasia.  These increases were partially offset by decreased longwall equipment volumes in Eurasia and China.  Foreign currency translation favorably impacted sales by $77.4 million.

Surface Mining Equipment net sales for 2011 were $2.0 billion compared to $1.5 billion for 2010, which included a $189.2 million increase in aftermarket sales, a $106.6 million increase in original equipment sales and $144.9 million in sales from the mining equipment business of LeTourneau.  Aftermarket sales increased across all regions and were led by increased sales in North and South America of $64.5 million and $91.6 million, respectively.  Original equipment sales of electric mining shovels and drills increased across all regions, with the exception of North America.  Foreign currency translation favorably impacted sales by $31.9 million.

Operating Income

The following table sets forth 2011 and 2010 operating income as derived from our Consolidated Statement of Income:

	2011		2010
In thousands	Operating Income (loss)	% of Net Sales	Operating Income (loss)	% of Net Sales

Operating income (loss):
Underground Mining Machinery	$595,262	23.1%	$433,902	20.4%
Surface Mining Equipment	422,472	21.6%	336,236	22.1%
Corporate Expense	(65,693)	-	(43,126)	-
Eliminations	(31,862)	-	(29,909)	-
Total	$920,179	20.9%	$697,103	19.8%

Index

Operating income for the Underground Mining Machinery segment was $595.3 million in fiscal 2011, compared to operating income of $433.9 million in fiscal 2010.  Operating income was favorably impacted by $175.1 million due to higher sales volumes, $52.2 million due to favorable manufacturing overhead absorption and $45.4 million in favorable overall price realization.  These increases were partially offset by $67.9 million of unfavorable changes in material price variances due to rising steel costs and other surcharges, $49.4 million of increased product development, selling and administrative expenses and $6.6 million from a prior year foreign currency gain that was not repeated in the current year.  Foreign currency translation favorably impacted operating income by $17.9 million.

Operating income for the Surface Mining Equipment segment was $422.5 million in fiscal 2011, compared to operating income of $336.2 million in fiscal 2010.  Operating income was favorably impacted by $172.4 million due to higher sales volumes, $17.7 million due to favorable manufacturing overhead absorption and $11.3 million of cancellation charges.  Operating income in 2011 includes $23.2 million from LeTourneau’s mining equipment business which includes purchase accounting charges of $12.2 million.  Partially offsetting these increases were $41.1 million of unfavorable changes in material price variances due to rising material costs and surcharges and $48.0 million of increased product development, selling and administrative expense.

Corporate expense increased due to acquisition transaction costs of $19.7 million.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense was $602.0 million, or 13.7% of sales, in 2011, compared to $480.6 million, or 13.6% of sales, in 2010.  Before acquisition transaction costs of $19.7 million in 2011, product development, selling and administrative expenses totaled $582.3 million, or 13.2% of sales.  Product development costs increased by $20.8 million, which is attributable to research and development activities on new or existing products and increased personnel for smart services activities.  Selling costs increased by $34.0 million due to travel, warehouse costs to support increased parts volumes and the inclusion of $5.6 million from LeTourneau’s mining equipment business.  Administrative expenses increased primarily due to acquisition transaction costs.

Net Interest Expense

Net interest expense was $24.3 million in 2011, compared to $16.8 million in 2010.  Net interest expense increased as a result of additional borrowings.  We entered into a $500.0 million term loan dated June 16, 2011 for the acquisition of LeTourneau and issued $500.0 million of Senior Notes on October 12, 2011 in anticipation of completing the IMM transaction.

Provision for Income Taxes

Income tax expense for 2011 was $264.8 million, as compared to $217.5 million in 2010.  The effective income tax rates from continuing operations were 29.6% and 32.0%, for 2011 and 2010, respectively.  The main drivers of the variance in tax rates when compared to the statutory rate of 35% were the geographic mix of earnings with the corresponding net favorable differences in foreign statutory tax rates and the utilization of tax credits and tax holidays, offset by increased state income taxes and the establishment of valuation reserves.

A net discrete tax benefit of $5.4 million was recorded in 2011 as compared to a net discrete tax benefit of $3.4 million in 2010.  A review of uncertain income tax positions was performed throughout 2011 and 2010 as part of the overall income tax provision and a net benefit of $2.9 million and $4.4 million, respectively, was recorded on a global basis.

Index

2010 Compared with 2009

Sales

The following table sets forth 2010 and 2009 net sales as derived from our Consolidated Statement of Income:

In thousands	2010	2009	$ Change	% Change

Net Sales
Underground Mining Machinery	$2,126,788	$2,278,691	$(151,903)	(6.7%)
Surface Mining Equipment	1,518,605	1,460,445	58,160	4.0%
Eliminations	(121,059)	(140,822)	19,763	-
Total	$3,524,334	$3,598,314	$(73,980)	(2.1%)

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

Index

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

Reorganization Items

Reorganization items include income, expenses, and losses that were realized or incurred by the Predecessor Company as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code.  We emerged from protection under Chapter 11 of the U.S. Bankruptcy Code on July 12, 2001.

Net reorganization items for 2011, 2010, and 2009 consisted of the following:

In thousands	2011	2010	2009

Beloit U.K. receivership settlement	$-	$-	$5,665
Professional fees directly related to the reorganization and other	(35)	(1,310)	(605)
Net reorganization (expense) income	$(35)	$(1,310)	$5,060

Index

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  We continually evaluate our estimates and judgments, including those related to bad debts, excess inventory, warranty, intangible assets, income taxes, and contingencies.  We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates.

We believe the accounting policies described below are the policies that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations.

Revenue Recognition

We recognize revenue on aftermarket products and services when the following criteria are satisfied: persuasive evidence of an arrangement exists, product delivery and title transfer has occurred or the services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.  We recognize revenue on long-term contracts, such as for the manufacture of mining shovels, draglines, roof support systems and conveyor systems, using the percentage-of-completion method.  When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.  Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values.  Estimated losses are recognized in full when identified.  Approximately 85% of our sales in 2011 were recorded at the time of shipment of the product or delivery of the service, with the remaining 15% of sales recorded using percentage of completion accounting.

We have life cycle management contracts with customers to supply parts and service for terms of 1 to 17 years.  These contracts are established based on the conditions the equipment will be operating in, the time horizon that the contracts will cover, and the expected operating cycle that will be required for the equipment.  Based on this information, a model is created representing the projected costs and revenues of servicing the respective machines over the specified contract terms.  Accounting for these contracts requires us to make various estimates, including estimates of the relevant machine’s long-term maintenance requirements.  Under these contracts, customers are generally billed monthly based on hours of operation or units of production achieved by the equipment, with the respective deferred revenues recorded when billed.  Revenue is recognized in the period in which parts are supplied or services provided.  These contracts are reviewed quarterly by comparison of actual results to original estimates or most recent analysis, with revenue recognition adjusted appropriately for future estimated costs.  If a loss is expected at any time, the full amount of the loss is recognized immediately.

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

Index

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

Goodwill and Other Intangible Assets

Intangible assets include drawings, patents, trademarks, technology, customer relationships and other specifically identifiable assets.  Indefinite-lived intangible assets are not being amortized.  Indefinite-lived intangible assets are evaluated for impairment annually or more frequently if events or changes occur that suggest impairment in carrying value, such as a significant adverse change in the business climate.  As part of the impairment analysis, we use the discounted cash flow model based on royalties estimated to be derived in the future use of the asset were we to license the use of the indefinite-lived asset.  No impairment was identified as part of our fourth quarter impairment testing of our indefinite-lived intangible assets.  Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method.  Intangible assets that are subject to amortization are evaluated for impairment if events or changes occur that suggest impairment in carrying value.  No impairment was identified related to our finite-lived intangible assets.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination.  Goodwill is assigned to specific reporting units, which we have identified as our operating segments, and tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  Goodwill is tested for impairment using the two-step approach, in accordance with ASC No. 350, “Intangibles – Goodwill and Other.”  The fair value of each reporting unit is compared to the recorded book value, “step one.”  If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired and “step two” is not considered necessary.  If the carrying value of a reporting unit exceeds its fair value, the impairment test continues by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill.  The implied fair value is computed by adjusting all assets and liabilities of the reporting unit to current fair value with the offset adjustment to goodwill.  The adjusted goodwill balance is the implied fair value of the goodwill.  An impairment charge is recognized if the carrying value of goodwill exceeds the implied fair value of goodwill.

The discounted cash flow model involves many assumptions, including operating results forecasts and discount rates.  Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected cost saving initiatives and projected long-term growth rates in the determination of terminal values.  We performed our goodwill impairment testing in the fourth quarter of 2011 and no impairment was identified.  A one percentage point increase in the discount rate used to determine the fair value of the reporting units would not cause the carrying value of the respective reporting unit to exceed its fair value.

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

Index

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

Expected return on plan assets: Our expected return on plan assets is derived from reviews of asset allocation strategies and anticipated future long-term performance of individual asset classes weighted by the allocation of our plan assets.  Our analysis gives appropriate consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return.

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

Future changes affecting the above assumptions will change the related pension benefit or expense.  As such, a 0.25% change in the discount rate and rate of return on net assets would have the following effects on projected benefit obligation and pension expense, respectively, as of and for the fiscal year ended October 28, 2011:

	0.25% Increase		0.25% Decrease
	Discount	Expected long-term	Discount	Expected long-term
In thousands	rate	rate of return	rate	rate of return

U.S. Pension Plans:
Net pension expense	$(2,548)	$(1,875)	$2,552	$1,875
Projected benefit obligation	(31,490)	-	32,411	-

Non U.S. Pension Plans:
Net pension expense	(1,581)	(1,172)	1,471	1,172
Projected benefit obligation	(18,898)	-	19,545	-

Other Postretirement Benefit Plans:
Net pension expense	(26)	(10)	28	10
Projected benefit obligation	(540)	-	550	-

Income Taxes

Deferred taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using current statutory tax rates.  Deferred income tax provisions are based on changes in the deferred tax assets and liabilities from period to period.  Additionally, we analyze our ability to recognize the net deferred tax assets created in each jurisdiction in which we operate to determine if valuation allowances are necessary based on the “more likely than not” criteria.

Index

As required under the application of fresh start accounting, the release of pre-emergence tax valuation reserves was not recorded in the income statement but instead was treated first as a reduction of excess reorganization value until exhausted, then intangibles until exhausted, and thereafter reported as additional paid in capital.  Consequently, a net tax charge will be incurred in future years when these tax assets are utilized.  We will continue to monitor the appropriateness of the existing valuation allowances and determine annually the amount of valuation allowances that are required to be maintained.  As of October 28, 2011, there were $68.8 million of valuation allowances against pre-emergence net operating loss carryforwards.  All future reversals of pre-emergence valuation allowances will be recorded to additional paid in capital.

We estimate the effective tax rate expected to be applicable for the full year on an interim basis.  The estimated effective tax rate contemplates the expected jurisdiction where income is earned (e.g., United States compared to non-United States) as well as tax planning strategies.  If the actual results are different from these estimates, adjustments to the effective tax rate may be required in the period such determination is made.  Additionally, discrete items are treated separately from the effective rate analysis and are recorded separately as an income tax provision or benefit at the time they are recognized.  To the extent recognized, these items will impact the effective tax rate in aggregate but will not adjust the amount used for future periods within the same year.

Liquidity and Capital Resources

The following table summarizes the major elements of our working capital as of:

In millions	October 28, 2011	October 29, 2010
Accounts receivable	$884,696	$674,135
Inventories	1,334,134	764,945
Accounts payable	(452,519)	(291,742)
Advance payments	(771,841)	(376,300)

Trade Working Capital	$994,470	$771,038
Other current assets	190,568	107,266
Short-term notes payable	(35,895)	(1,550)
Employee compensation and benefits	(147,664)	(128,132)
Accrued warranties	(82,737)	(62,351)
Other current liabilities	(206,588)	(163,249)

Working Capital Excluding Cash and Cash Equivalents	$712,154	$523,022
Cash and Cash Equivalents	288,321	815,581

Working Capital	$1,000,475	$1,338,603

The mining equipment business of LeTourneau added $165.4 million to trade working capital at October 28, 2011.

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

Cash provided by continuing operations for 2011 was $499.7 million as compared to $583.5 million provided by operations for 2010.  Cash provided by continuing operations was unfavorably impacted by increasing inventory levels to support our rising backlog, increases in retiree benefit plan payments over prior year, and increases in accounts receivables primarily due to improved sales in all regions in fiscal year 2011.  Cash provided by continuing operations was favorably impacted by advance payments due to bookings in excess of shipments and increases in accounts payable.

Index

Cash used by investing activities was $2.0 billion in 2011 compared to $74.9 million for 2010.  The increase in cash used by investing activities for 2011 was driven by the $1.1 billion acquisition of LeTourneau, cash deposits of $866.0 million into an escrow account in anticipation of completing the IMM SPA and tender offer and $376.7 million of IMM share purchases.  This was partially offset by the $375.0 million sale of the drilling products business of LeTourneau.

Cash provided by financing activities for 2011 was $976.7 million compared to cash used by financing activities of $185.1 million for 2010.  The change to cash being provided by financing activities for 2011 was driven by the entrance into a new $500.0 million term loan for the acquisition of LeTourneau and the issuance of $500.0 million of senior notes in anticipation of completing the IMM acquisition.

We expect 2012 capital spending to be approximately $200.0 million.  Capital projects will be focused on expanding service center capabilities globally and the increase of our manufacturing capabilities in the emerging markets.

 During each quarter of fiscal 2011 we declared a cash dividend of $0.175 per outstanding share of common stock and in fiscal 2011 we paid $73.3 million in dividends.

For fiscal year 2012 we expect to contribute $180.0 million to $190.0 million to our employee pension plans.  As of October 28, 2011 we have a net unfunded pension and other post retirement liability of $362.2 million.

To fund our acquisition of IMM, we have $866.0 million of restricted cash in escrow, of which $375.0 million was provided by the sale of the drilling products business of LeTourneau and $491.0 million was provided by the net proceeds of the October 2011 issuance of our $500.0 million 5.125% Senior Notes due October 15, 2021 (the “2021 Notes”).  We also have a $250.0 million term loan commitment that we entered into on October 31, 2011 and we have a remaining commitment of $234.0 million that we may draw under the Bridge Loan Agreement dated July 11, 2011.  However, if we do not receive approval from MOFCOM, the $866.0 million held in escrow will become unrestricted cash, the 2021 Notes may be redeemed, in whole, but not in part, and we would not draw upon the commitments under the October 31, 2011 term loan or the July 11, 2011 Bridge Loan Agreement.

We believe our liquidity and capital resources are adequate to meet our projected needs.  We have $288.3 million of unrestricted cash and cash equivalents at October 28, 2011, of which $173.2 million is held outside of the United States, and $866.0 million of restricted cash in escrow.  Requirements for working capital, dividends, pension contributions, capital spending, acquisitions and principal and interest payments on our term loan and senior notes will be adequately funded by cash on hand, continuing operations and supplemented by short and long term borrowings, as required.

Credit Facilities and Senior Notes

On June 21, 2011, we exercised our option under the $500.0 million unsecured revolving credit facility dated as of October 27, 2010 (the “Credit Agreement”) to increase the aggregate revolving commitment available by an additional $200.0 million.  As increased, the $700.0 million Credit Agreement is set to expire November 3, 2014.  In fiscal 2010 we took a pre-tax charge of $0.3 million related to deferred financing costs associated with the termination of the previous $400.0 million unsecured revolving credit facility that was to have expired on November 10, 2011.  Under the terms of the Credit Agreement we pay a commitment fee ranging from 0.25% to 0.5% on the unused portion of the revolving credit facility based on our credit rating.  Outstanding borrowings bear interest equal to the London Interbank Offered Rate (“LIBOR”) (defined as applicable LIBOR rate for the equivalent interest period plus 1.75% to 2.75% depending upon our credit rating) or the Base Rate (defined as the highest of the Prime Rate, Federal Funds Rate plus 0.5%, or Eurodollar Rate plus 1.0%) at our option.  The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios.  The Credit Agreement also restricts payment of dividends or other return of capital when the consolidated leverage ratio exceeds a stated amount.  At October 28, 2011, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

Index

At October 28, 2011, there were no direct borrowings under the Credit Agreement.  Outstanding letters of credit issued under the Credit Agreement, which count toward the $700.0 million credit limit, totaled $265.9 million.  At October 28, 2011, there was $434.1 million available for borrowings under the Credit Agreement.

In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (“Notes”) with interest on the Notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2007.  The Notes are guaranteed by each of our current and future material domestic subsidiaries.  The Notes were issued in a private placement under an exemption from registration provided by the Securities Act of 1933 (“Securities Act”), as amended.  In the second quarter of fiscal 2007, the Notes were exchanged for substantially identical notes that are registered under the Securities Act.  At our option, we may redeem some or all of the Notes at a redemption price of the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes.

The acquisition of LeTourneau was funded in part by utilizing in full a new $500.0 million term loan commitment (“Term Loan”) dated June 16, 2011.  The Term Loan requires quarterly principal payments beginning in the fourth quarter of fiscal year 2011 and matures June 16, 2016.  The Term Loan contains terms and conditions that are substantially similar to the terms and conditions of the Credit Agreement.  Outstanding borrowings bear interest equal to LIBOR (defined as applicable LIBOR rate for the equivalent interest period plus 1.25% to 2.125% depending upon our credit rating) or the Base Rate (defined as the highest of the Prime Rate, Federal Funds Rate plus 0.5%, or Eurodollar Rate plus 1.0%) at our option.  The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios.  At October 28, 2011, we were in compliance with all financial covenants of the Term Loan.

On July 11, 2011 we entered into a SPA to acquire approximately 41.1% of the outstanding common stock of IMM, a Hong Kong Stock Exchange listed designer and manufacturer of underground and coal mining equipment located in China.  Pursuant to Rule 26.1 of the Hong Kong Takeovers Code, upon receipt of regulatory approval and closing of the purchase under the SPA, we will be required to make an offer for the remaining IMM shares and outstanding options to purchase IMM shares.  In conjunction with the SPA, we entered into a $1.5 billion senior unsecured bridge term loan facility on July 11, 2011 (the “Bridge Loan Agreement”) that has subsequently been reduced under terms of the Bridge Loan Agreement by the value of open market purchases of IMM shares, cash deposits into escrow from the new 5.125% senior notes due 2021, proceeds from the closing of the sale of LeTourneau’s drilling products business, and voluntary reductions. Under the original terms of the Bridge Loan Agreement, we had the ability to draw up to a maximum of $650.0 million on the closing date of the SPA and subsequently in multiple draws of no less than $10.0 million at any time during the period beginning on the commencement of the mandatory tender offer and ending on the date on which all amounts payable with respect to the tender offer have been paid.  As a result of the commitment reductions outlined above, the Bridge Loan Agreement provides the ability to draw a total of $234.0 million.  Under the terms of the Bridge Loan Agreement, proceeds of any advances under the commitment are to be deposited to the escrow account associated with the IMM offer.  Any unused commitments of the Bridge Loan Agreement shall expire on the earlier of (i) the date on which the SPA is terminated without the purchase having been consummated, (ii) March 11, 2012, unless the purchase is consummated on or prior to such date, (iii) the date that is 90 days following the 41.1% purchase date, as defined in the Bridge Loan Agreement, (iv) the date on which all amounts payable pursuant to the tender offer have been paid, (v) the date on which the commitments are terminated, reduced or prepaid, or (vi) May 11, 2012.  Outstanding borrowings bear interest equal to Eurodollar rate plus a margin that varies with our credit rating and base rate loans (defined as the higher of the prime rate, Federal Funds Effective Rate plus 0.5% or one month Eurodollar Rate plus 1.0%) plus a margin that varies with our credit rating.  We also pay a commitment fee ranging from 0.25% to 0.375% on the undrawn portion of the credit facility based on our credit rating.  The Bridge Loan Agreement requires the maintenance of certain financial covenants, including leverage and interest coverage ratios that are substantially similar to those in the Credit Agreement.  At October 28, 2011, no amounts were outstanding under the Bridge Loan Agreement and we were in compliance with all financial covenants of the Bridge Loan Agreement.

On October 12, 2011, we issued $500.0 million aggregate principal amount of 5.125% Senior Notes due October 15, 2021 (the “2021 Notes”). Interest on the 2021 Notes will be paid semi-annually in arrears on October 15 and April 15 of each year, starting on April 15, 2012 and the 2021 Notes are guaranteed by each of our current and future material domestic subsidiaries.  At our option, we may redeem some or all of the 2021 Notes at a redemption price of the greater of 100% of the principal amount of the 2021 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.5%.  We may redeem the 2021 Notes, in whole but not in part, in the event that (i) we do not consummate the purchase of IMM shares under the SPA by July 1, 2012, if we receive MOFCOM approval prior to such date, or by October 1, 2012, if we do not receive MOFCOM approval prior to July 1, 2012 or (ii) the IMM Purchase Agreement is terminated prior to either such date, at a redemption price equal to 101.0% of the aggregate principal amount of the 2021 Notes, plus accrued and unpaid interest to but excluding the special acquisition redemption date.

Index

On October 31, 2011 we entered into a credit agreement that provides for a further term loan commitment (“Commitment”) of $250.0 million that may be drawn in a single advance up to March 1, 2012.  If drawn upon the Commitment requires quarterly principal payments beginning in the second quarter of fiscal year 2012 and matures June 16, 2016.  The Commitment contains terms and conditions that are substantially similar to the terms and conditions of the Credit Agreement and the Term Loan.  Outstanding borrowings bear interest equal to the LIBOR (defined as applicable LIBOR rate for the equivalent interest period plus 1.50% to 2.50% depending on our credit rating) or the Base Rate (defined as the highest of the Prime Rate, Federal Funds Rate plus 0.5%, or Eurodollar Rate plus 1.0%) at our option.  The Commitment is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios.  Upon approval from MOFCOM and satisfaction of other customary closing conditions, we intend to use the net proceeds to fund in part the acquisition of shares under the SPA and related tender offer of IMM.  Any remaining proceeds will be used for general corporate purposes.

Advance Payments and Progress Billings

As part of the negotiation process associated with original equipment orders, we generally require advance payments and contracts generally require progress payments from our customers to support the procurement of inventory and other resources.  As of October 28, 2011, advance payments and progress billings were $771.8 million.  As orders are shipped or costs incurred, the advanced payments and progress billings are recognized as revenue in the consolidated income statement.

Retiree Benefits

We sponsor pension plans in both the U.S. and other countries.  The significance of the funding requirements of these plans are largely dependent on the actual value of the plan assets, the investment returns on the plan assets, actuarial assumptions, including discount rates, and the impact of the Pension Protection Act of 2006.  During 2011, we contributed $184.3 million to our worldwide retiree benefit plans compared to $117.4 million during 2010.  We expect to make contributions of between $180.0 million to $190.0 million to our U.S. plans and non-U.S. plans in 2012.

Stock Repurchase Program

Under our share repurchase program, management is authorized to repurchase up to $2.0 billion in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011.  During 2011 and 2010 we did not repurchase any shares, but in 2009, we repurchased 608,720 shares of common stock for approximately $13.7 million.

Off-Balance Sheet Arrangements

We lease various assets under operating leases.  The aggregate payments under operating leases as of October 28, 2011 are disclosed in the table of Disclosures about Contractual Obligations and Commercial Commitments below.  No significant changes to lease commitments have occurred during 2011.  We have no other off-balance sheet arrangements.

Index

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of October 28, 2011:

		Less Than	1 - 3	3 - 5	More than
In thousands	Total	1 Year	Years	Years	5 Years
Long Term Debt*	$1,985,906	$81,813	$201,125	$463,625	$1,239,343

Capital Lease Obligations	198	150	48	-	-

Purchase Obligations	36,446	29,506	4,807	2,133	-

Operating Leases	99,944	29,227	40,588	15,417	14,712

Other Long Term Obligations**	106,062	78,607	6,949	6,607	13,899

	$2,228,556	$219,303	$253,517	$487,782	$1,267,954

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to fluctuations in earnings and cash flows due to volatility in interest rates, commodity prices and foreign currency exchange rates.  We monitor our risks on a continuous basis and generally enter into derivative instruments to minimize our foreign currency exposures.  We do not engage in speculation in our derivative strategy.  We assess effectiveness of our hedging relationships on an ongoing basis to ensure the transactions are highly effective in offsetting changes in cash flows or fair values of the hedged item.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on long-term debt obligations.  We have a combination of fixed and variable rate debt (See Note 11 - Borrowings and Credit Facilities) and interest rate movements impact the value of fixed-rate debt and cash flows on variable-rate debt.  At October 28, 2011, we were not party to any interest rate derivative contracts.

Commodity Price Risk

We purchase certain raw materials, including steel and copper, that are subject to price volatility caused by systematic risks.  Although future movements in raw material prices are unpredictable, we manage this risk through periodic purchases of raw materials and passing some or all price increases to our customers.  At October 28, 2011, we were not a party to any commodity forward contracts.

Index

Foreign Currency Risk

We have a risk-averse Foreign Exchange Risk Management Policy under which significant exposures that impact earnings and cash flows are hedged.  Exposures that impact only equity or do not have a cash flow impact are generally not hedged with derivatives.  We hedge two categories of foreign exchange exposures: assets and liabilities denominated in a foreign currency, which include future committed receipts or payments denominated in a foreign currency and certain U.S. functional currency entity balance sheet accounts denominated in local currencies.  These exposures normally arise from the import and export of goods and from intercompany trade and lending activity.

Our significant foreign subsidiaries use local currencies as their functional currency.  For consolidation purposes, assets and liabilities are translated at month-end exchange rates and income and expense are translated at average exchange rates.  Translation gains and losses on asset and liabilities are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity.  Exchange gains or losses incurred on transactions conducted by one of our operations in a currency other than the operation’s functional currency are included in determining net income (loss).  During 2011, we realized a gain of $1.2 million arising from foreign currency transactions.  Foreign exchange derivatives at October 28, 2011 were in the form of forward exchange contracts executed over the counter.  There is a concentration of these contracts held with Bank of America, N.A.

The fair value of our forward exchange contracts at October 28, 2011 is analyzed in the following table of dollar equivalent terms:

	Fair Value
In thousands	Buy	Sell

Australian Dollar	$719	$(5)
Brazilian Real	401	-
British Pound Sterling	499	166
Chilean Peso	(229)	658
Euro	470	(169)
Poland Zloty	1,123	-
South African Rand	(1,128)	(53)
U.S. Dollar	4	2,444
Total	$1,859	$3,041

Index

The following tables present our forward exchange contract balances with an aggregate notional amount greater than $6.0 million.

	Expected Maturity or Transaction Date (000,s)
	10/28/2011	1/28/2012	4/28/2012	7/28/2012	10/27/2012	There-		Fair
	1/27/2012	4/27/2012	7/27/2012	10/26/2012	1/31/2013	after	Total	Value

3rd Party Receivable

Pay CLP Receive USD
Contract Amount	$46,841	$0	$0	$0	$0	$0	$46,841	$1,001
Average Rate	0.0021	0.0000	0.0000	0.0000	0.0000	0.0000	0.0021

Pay GBP Receive USD
Contract Amount	$0	$0	$0	$0	$51,042	$0	$51,042	$(11)
Average Rate	0.0000	0.0000	0.0000	0.0000	1.6035	0.0000	1.6035

Receive USD Pay AUD
Contract Amount	$(17,474)	$0	$0	$0	$0	$0	$(17,474)	$861
Average Rate	0.9855	0.0000	0.0000	0.0000	0.0000	0.0000	0.9855

Pay EUR Receive GBP
Contract Amount	$1,779	$1,593	$2,763	$2,446	$0	$0	$8,581	$(160)
Average Rate	1.3875	1.4006	1.4014	1.4016	0.0000	0.0000	1.3984

Receive USD Pay GBP
Contract Amount	$(46,213)	$(39,606)	$(2,481)	$0	$0	$0	$(88,299)	$0
Average Rate	0.6368	0.6278	0.6283	0.0000	0.0000	0.0000	0.6325

3rd Party Payable

Receive EUR Pay USD
Contract Amount	$(9,444)	$0	$0	$0	$0	$0	$(9,444)	$355
Average Rate	1.3749	0.0000	0.0000	0.0000	0.0000	0.0000	1.3749

Receive EUR Pay GBP
Contract Amount	$(7,246)	$0	$0	$0	$0	$0	$(7,246)	$106
Average Rate	1.3992	0.0000	0.0000	0.0000	0.0000	0.0000	1.3992

Intercompany Payable

Receive AUD Pay USD
Contract Amount	$(9,423)	$0	$0	$0	$0	$0	$(9,423)	$476
Average Rate	1.0135	0.0000	0.0000	0.0000	0.0000	0.0000	1.0135

Receive BRL Pay USD
Contract Amount	$(18,526)	$0	$0	$0	$0	$0	$(18,526)	$401
Average Rate	1.7730	0.0000	0.0000	0.0000	0.0000	0.0000	1.7730

Receive GBP Pay USD
Contract Amount	$(25,394)	$0	$(1,803)	$(8,300)	$(29,604)	$0	$(65,102)	$470
Average Rate	1.5889	0.0000	1.6247	1.5761	1.6035	0.0000	1.5949

Receive ZAR Pay USD
Contract Amount	$(993)	$(6,346)	$(2,446)	$(1,320)	$0	$0	$(11,105)	$(1,048)
Average Rate	0.1325	0.1381	0.1366	0.1388	0.0000	0.0000	0.1374

Receive PLZ Pay GBO
Contract Amount	$(37,090)	$0	$0	$0	$0	$0	$(37,090)	$(482)
Average Rate	3.1459	0.0000	0.0000	0.0000	0.0000	0.0000	3.1459

Pay USD Receive GBP
Contract Amount	$18,373	$2,531	$0	$0	$0	$0	$20,904	$1,123
Average Rate	0.6247	0.6122	0.0000	0.0000	0.0000	0.0000	0.6232

Pay USD Receive ZAR
Contract Amount	$15,901	$4,001	$2,899	$0	$0	$0	$22,801	$1,109
Average Rate	7.4569	7.3444	7.3580	0.0000	0.0000	0.0000	7.4246

Index

Item 8.  Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included with Item 15 of this Form 10-K beginning on page F-1.

Unaudited Quarterly Financial Data

The following table sets forth certain unaudited quarterly financial data for our fiscal years ended October 28, 2011, and October 29, 2010.

	2011 Fiscal Quarter Ended
(In thousands except per share amounts)	January 28	April 29	July 29	October 28
			(1)	(2)
Net sales	$869,532	$1,062,729	$1,136,352	$1,335,293
Gross profit	285,401	372,871	396,726	451,303
Operating income	153,798	234,062	235,992	296,327
Income from continuing operations, net of tax	102,232	161,972	171,805	194,993
Income (loss) from discontinued operations, net of tax	-	-	1,300	(22,646)
Net income	102,232	161,972	173,105	172,347
Basic Earnings Per Share:
Continuing operations	$0.98	$1.54	$1.63	$1.85
Discontinued operations	$-	$-	$0.01	$(0.22)
Net income	$0.98	$1.54	$1.64	$1.63
Diluted Earnings Per Share:
Continuing operations	$0.96	$1.52	$1.61	$1.83
Discontinued operations	$-	$-	$0.01	$(0.21)
Net income	$0.96	$1.52	$1.62	$1.62

Dividends Per Share	$0.175	$0.175	$0.175	$0.175

	2010 Fiscal Quarter Ended
(In thousands except per share amounts)	January 29	April 30	July 30	October 29

Net sales	$729,220	$896,224	$850,002	$1,048,888
Gross profit	226,782	305,452	289,785	351,607
Operating income	117,560	180,540	172,426	226,577
Net income	76,217	120,441	118,503	146,338
Basic Earnings Per Share:
Net income	$0.74	$1.17	$1.15	$1.41
Diluted Earnings Per Share:
Net income	$0.73	$1.15	$1.13	$1.39

Dividends Per Share	$0.175	$0.175	$0.175	$0.175

(1)	In the third quarter of fiscal 2011, we acquired LeTourneau Technologies, Inc.
(2)	In the fourth quarter of fiscal 2011, we sold the drilling products business of LeTourneau Technologies, Inc.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Index

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 28, 2011.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

None

Index

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We incorporate by reference herein the sections entitled “ELECTION OF DIRECTORS,” “CORPORATE GOVERNANCE,” “BOARD OF DIRECTORS; AUDIT COMMITTEE FINANCIAL EXPERT” and “OTHER INFORMATION--Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be mailed to stockholders in connection with our 2012 annual meeting.

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

Item 11.  Executive Compensation

We incorporate by reference herein the section entitled “EXECUTIVE COMPENSATION” in our Proxy Statement to be mailed to stockholders in connection with our 2012 annual meeting.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference herein the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in our Proxy Statement to be mailed to stockholders in connection with our 2012 annual meeting.

Item 13.  Certain Relationships, Related Transactions and Director Independence

We incorporate by reference herein the section entitled “EXECUTIVE COMPENSATION – Related Party Transactions” and “CORPORATE GOVERNANCE” in our Proxy Statement to be mailed to stockholders in connection with our 2012 annual meeting.

Item 14.  Principal Accounting Fees and Services

We incorporate by reference herein the section entitled “AUDITORS, AUDIT FEES AND AUDITOR INDEPENDENCE” in our Proxy Statement to be mailed to stockholders in connection with our 2012 annual meeting.

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

2.4
Stock Purchase Agreement between Joy Global Inc., LeTourneau Technologies, Inc. and Cameron International Corporation, dated as of August 29, 2011 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed September 1, 2011, File No. 001-09299).

3.1	Amended and Restated Certificate of Incorporation of Joy Global Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed July 12, 2001, File No. 001-09299).
3.2
Amended and Restated Bylaws of Joy Global Inc. as amended on December 18, 2006  (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended October 28, 2006, File No. 001-09299).

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Joy Global Inc. dated July 15, 2002 (incorporated by reference to Exhibit 3(a) to Quarterly Report on Form 10-Q for the quarter ended August 3, 2002, File No. 001-09299).

4.1	Specimen common stock certificate of Joy Global Inc. (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 filed October 6, 2011, File No. 333-177189).
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

4.3
Indenture, dated as of November 10, 2006, among Joy Global Inc. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated November 16, 2006, File No. 001-09299).

4.4
Supplemental Indenture, dated as of November 10, 2006, entered into by and among Joy Global Inc. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated November 16, 2006, File No. 001-09299).

4.5
Fourth Supplemental Indenture, dated as of October 12, 2011, entered into by and among Joy Global Inc., the guarantors and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated October 12, 2011, File No. 001-09299).

4.6	Form of 6.000% Senior Notes due 2016 and 6.625% Senior Notes due 2036 (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K dated November 16, 2006, File No. 001-09299).
4.7	Form of 5.125% Senior Notes due 2021 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated October 12, 2011, File No. 001-09299).
10.1
Form of change of control Employment Agreement entered into between Joy Global Inc. and each of its executive officers (incorporated by reference to Exhibit 10(t) to Annual Report on Form 10-K for the year ended November 1, 2003, File No. 001-09299).*

10.2	Form of Indemnification Agreement entered into between Joy Global Inc. and each of its executive officers and non-employee directors.*
10.3	Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 27, 2007, File No. 001-09299).*
10.4	Joy Global Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8, filed March 31, 2011, File No. 333-173214)

Index

10.5
Form of Nonqualified Stock Option Agreement, dated December 7, 2009, between the registrant and each of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2010, File No. 001-09299).*

10.6
Form of Performance Share Agreement, dated December 7, 2009, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2010, File No. 001-09299).*

10.7
Form of Restricted Stock Unit Award Agreement, dated December 7, 2009, between the registrant and each of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2010, File No. 001-09299).*

10.8
Form of Nonqualified Stock Option Agreement, dated December 6, 2010, between the registrant and each of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended January 28, 2011, File No. 001-09299).*

10.9
Form of Performance Share Agreement, dated December 6, 2010, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended January 28, 2011, File No. 001-09299).*

10.10
Form of Restricted Stock Unit Award Agreement, dated December 6, 2010, between the registrant and each of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended January 28, 2011, File No. 001-09299).*

10.11
Form of Restricted Stock Unit Award Agreement, dated March 9, 2010, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended April 30, 2010, File No. 001-09299).*

10.12
Form of Restricted Stock Unit Award Agreement, dated March 8, 2011, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 29, 2011, File No. 001-09299)*

10.13
Credit Agreement, dated as of October 27, 2010, among Joy Global Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer and JPMorgan Chase Bank, N.A., as Syndication Agent and an L/C Issuer (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2010, File No. 001-09299).

10.14
Credit Agreement, dated as of June 16, 2011 among Joy Global Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 22, 2011, File No. 001-09299).

10.15
Credit Agreement, dated as of October 31, 2011, among Joy Global Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2011, File No. 001-09299).

10.16
Bridge Loan Agreement, dated as of July 11, 2011, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Goldman Sachs Bank USA and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, and J.P. Morgan Securities LLC, Goldman Sachs Bank USA and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 15, 2011, File No. 001-09299).

10.17
Amendment No. 1 to Bridge Loan Agreement, dated as of July 14, 2011, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Goldman Sachs Bank USA and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, and J.P. Morgan Securities LLC, Goldman Sachs Bank USA and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 15, 2011, File No. 001-09299).

Index

21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
24	Power of Attorney (included on signature page).
31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications.
31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________________
* Indicates a management contract or compensatory plan or arrangement.

Index

This Page
Intentionally
Left Blank

Index

Joy Global Inc.
Form 10-K Item 8 and Items 15(a)(1) and 15(a)(2)
Index to Consolidated Financial Statements
And Financial Statement Schedule

The following Consolidated Financial Statements of Joy Global Inc. and the related Reports of Independent Registered Public Accounting Firm are included in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules:

Page in This
Item 15(a) (1):	Form 10-K

Reports of Independent Registered Public Accounting Firm	F-2, F-3

Management's Report on Internal Control Over Financial Reporting	F-4

Consolidated Statement of Income for the fiscal years ended October 28, 2011, October 29, 2010 and October 30, 2009	F-5

Consolidated Balance Sheet at October 28, 2011 and October 29, 2010	F-6, F-7

Consolidated Statement of Cash Flows for the fiscal years ended October 28, 2011, October 29, 2010 and October 30, 2009	F-8

Consolidated Statement of Shareholders' Equity for the fiscal years ended October 28, 2011, October 29, 2010 and October 30, 2009	F-9

Notes to Consolidated Financial Statements	F-10

The following Consolidated Financial Statement schedule of Joy Global Inc. is included in Item 15(a)(2):

Schedule II. Valuation and Qualifying Accounts	F-54

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Joy Global Inc.

We have audited the accompanying consolidated balance sheets of Joy Global Inc. as of October 28, 2011 and October 29, 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 28, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joy Global Inc. at October 28, 2011 and October 29, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 28, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Joy Global Inc.’s internal control over financial reporting as of October 28, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
December 22, 2011

Index

Report of Independent Registered Public Accounting Firm on Internal
Control Over Financial Reporting

The Board of Directors and Shareholders
Joy Global Inc.

We have audited Joy Global Inc.’s internal control over financial reporting as of October 28, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Joy Global Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LeTourneau Technologies, Inc., which is included in the 2011 consolidated financial statements of Joy Global Inc. and constituted 16.7% and 38.1% of total and net assets, respectively, as of October 28, 2011 and 3.3% and 2.4% of revenues and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Joy Global Inc. also did not include an evaluation of the internal control over financial reporting of LeTourneau Technologies, Inc.

In our opinion, Joy Global Inc. maintained, in all material respects, effective internal control over financial reporting as of October 28, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Joy Global Inc. and our report dated December 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin
December 22, 2011

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  As allowed by the SEC guidance, management excluded from its assessment LeTourneau Technologies, Inc., which was acquired in 2011 and constituted 16.7% and 38.1% of total and net assets, respectively, as of October 28, 2011 and 3.3% and 2.4% of revenues and net income, respectively, for the year then ended.  Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of October 28, 2011.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Index

Joy Global Inc.
Consolidated Statement of Income
(In thousands, except per share data)

	Fiscal Years Ended
	October 28,	October 29,	October 30,
	2011	2010	2009

Net sales	$4,403,906	$3,524,334	$3,598,314

Cost of sales	2,897,605	2,350,708	2,445,514
Product development, selling and administrative expenses	602,010	480,636	454,522
Other income	(15,888)	(4,113)	(4,034)
Operating income	920,179	697,103	702,312

Interest income	13,869	13,195	7,485
Interest expense	(38,180)	(29,964)	(32,217)
Reorganization items	(35)	(1,310)	5,060

Income from continuing operations before income taxes	895,833	679,024	682,640

Provision for income taxes	264,831	217,525	227,990

Income from continuing operations	631,002	461,499	454,650

Loss from discontinued operations, net of income taxes	(21,346)	-	-

Net income	$609,656	$461,499	$454,650

Basic earnings per share:
Income from continuing operations	$6.01	$4.47	$4.44
Loss from discontinued operations	(0.20)	-	-
Net income	$5.81	$4.47	$4.44

Diluted earnings per share:
Income from continuing operations	$5.92	$4.40	$4.41
Loss from discontinued operations	(0.20)	-	-
Net income	$5.72	$4.40	$4.41

Dividends per share	$0.70	$0.70	$0.70
Weighted average shares outstanding:
Basic	104,916	103,196	102,450
Diluted	106,537	104,905	103,104

See Notes to Consolidated Financial Statements

Index

Joy Global Inc.
Consolidated Balance Sheet
(In thousands, except share data)

	October 28,	October 29,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$288,321	$815,581
Cash held in escrow	866,000	-
Accounts receivable, net	884,696	674,135
Inventories	1,334,134	764,945
Other current assets	190,568	107,266
Current assets of discontinued operations	288	-
Total Current Assets	3,564,007	2,361,927

Property, Plant and Equipment:
Land and improvements	39,588	23,478
Buildings	196,714	141,671
Machinery and equipment	705,831	521,366
	942,133	686,515
Accumulated depreciation	(402,562)	(308,491)
Total Property, Plant and Equipment	539,571	378,024

Other Assets:
Investment in unconsolidated affiliate	380,114	-
Other intangible assets, net	385,441	178,831
Goodwill	428,478	125,686
Deferred income taxes	73,123	149,654
Other non-current assets	55,448	76,891
Non-current assets of discontinued operations	172	-
Total Other Assets	1,322,776	531,062

Total Assets	$5,426,354	$3,271,013

See Notes to Consolidated Financial Statements

Index

Joy Global Inc.
Consolidated Balance Sheet
(In thousands, except share data)

	October 28,	October 29,
	2011	2010
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Short-term notes payable, including current portion of long-term obligations	$35,895	$1,550
Trade accounts payable	452,519	291,742
Employee compensation and benefits	147,664	128,132
Advance payments and progress billings	771,841	376,300
Accrued warranties	82,737	62,351
Other accrued liabilities	206,588	163,249
Current liabilities of discontinued operations	27,327	-
Total Current Liabilities	1,724,571	1,023,324

Long-term Obligations	1,356,412	396,326

Other Non-current Liabilities:
Liabilities for postretirement benefits	24,055	26,536
Accrued pension costs	332,452	428,348
Other	37,069	54,113
Total Other Non-current Liabilities	393,576	508,997

Commitments and Contingencies	-	-

Shareholders' Equity:
Common stock, $1 par value (authorized 150,000,000 shares; 128,986,923 and 127,402,894 shares issued at October 28, 2011 and October 29, 2010, respectively)	128,987	127,403
Capital in excess of par value	1,090,774	1,002,169
Retained earnings	2,244,740	1,709,059
Treasury stock (23,873,159 shares)	(1,116,623)	(1,116,623)
Accumulated other comprehensive loss	(396,083)	(379,642)
Total Shareholders' Equity	1,951,795	1,342,366

Total Liabilities and Shareholders' Equity	$5,426,354	$3,271,013

See Notes to Consolidated Financial Statements

Index

Joy Global Inc.
Consolidated Statement of Cash Flows
(In thousands)

	Fiscal Years Ended
	October 28,	October 29,	October 30,
Operating Activities:	2011	2010	2009
Income from continuing operations	$631,002	$461,499	$454,650
Loss from discontinued operations	(21,346)	-	-
Adjustments to Continuing Operations:
Depreciation and amortization	79,110	59,749	58,570
Change in deferred income taxes, net of change in valuation allowance	76,784	8,262	(2,144)
Contributions to retiree benefit plans	(184,268)	(117,361)	(30,774)
Retiree benefit plan expense	51,244	52,749	16,659
Other, net	2,922	1,808	6,609
Changes in Working Capital Items Attributed to Continuing Operations, Net of Acquisition:
Accounts receivable, net	(112,910)	(66,247)	108,859
Inventories	(391,129)	(6,059)	77,872
Other current assets	(42,798)	(16,044)	20,005
Trade accounts payable	120,745	83,368	(101,455)
Employee compensation and benefits	7,608	10,270	1,033
Advance payments and progress billings	301,818	46,530	(210,276)
Other accrued liabilities	(40,402)	64,965	52,353
Net cash provided by operating activities - continuing operations	499,726	583,489	451,961
Net cash provided by operating activities - discontinued operations	4,967	-	-
Net cash provided by operating activities	504,693	583,489	451,961
Investing Activities:
Acquisition of businesses, net of cash acquired	(1,048,908)	-	(11,184)
Property, plant and equipment acquired	(110,523)	(73,474)	(94,128)
Proceeds from sale of property, plant and equipment	6,160	418	1,779
Proceeds from sale of LeTourneau Technologies Drilling Systems, Inc.	375,000	-	-
Investment in International Mining Machinery shares	(376,724)	-	-
Deposits of cash into escrow	(866,000)	-	-
Other, net	(882)	(1,859)	(481)
Net cash used by investing activities - continuing operations	(2,021,877)	(74,915)	(104,014)
Net cash used by investing activities - discontinued operations	-	-	-
Net cash used by investing activities	(2,021,877)	(74,915)	(104,014)
Financing Activities:
Share-based payment awards	68,323	36,419	3,953
Dividends paid	(73,262)	(72,088)	(71,596)
Issuance of senior notes	495,755	-	-
Borrowings under term loan	500,000	-	-
Change in short and long-term obligations, net	(1,040)	(146,176)	(26,212)
Financing fees	(13,060)	(3,211)	-
Purchase of treasury stock	-	-	(13,706)
Net cash provided (used) by financing activities - continuing operations	976,716	(185,056)	(107,561)
Net cash provided by financing activities - discontinued operations	-	-	-
Net cash provided (used) by financing activities	976,716	(185,056)	(107,561)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	13,208	20,378	29,724
Increase (Decrease) in Cash and Cash Equivalents	(527,260)	343,896	270,110
Cash and Cash Equivalents at Beginning of Year	815,581	471,685	201,575
Cash and Cash Equivalents at End of Year	$288,321	$815,581	$471,685
Supplemental cash flow information:
Interest paid	$33,505	$28,732	$31,233
Income taxes paid	217,418	147,954	194,341

See Notes to Consolidated Financial Statements

Index

Joy Global Inc.
Consolidated Statement of Shareholders’ Equity
(In thousands, except per share data)

	Common Stock	Capital in Excess of	Retained	Treasury	Accumulated Other Comprehensive
	Amount	Par Value	Earnings	Stock	Income (Loss)	Total
Balance at October 31, 2008	$125,972	$904,642	$937,669	$(1,102,917)	$(345,920)	$519,446

Comprehensive income (loss):
Net income	-	-	454,650	-	-	454,650
Change in pension liability, net of taxes	-	-	-	-	(222,696)	(222,696)
Derivative instrument fair market value adjustment, net of taxes	-	-	-	-	19,412	19,412
Currency translation adjustment	-	-	-	-	76,980	76,980
Total comprehensive income						328,346
Treasury stock purchased	-	-	-	(13,706)	-	(13,706)
Share based payment award expense	-	18,676	-	-	-	18,676
Dividends ($0.70 per share)	-	497	(72,093)	-	-	(71,596)
Issuance of share based payment awards	154	(2,220)	-	-	-	(2,066)
Deferred tax adjustment	-	10,491	-	-	-	10,491
Exercise of stock options	160	2,620	-	-	-	2,780
Tax benefit from share based payment awards	-	8,340	-	-	-	8,340
Balance at October 30, 2009	$126,286	$943,046	$1,320,226	$(1,116,623)	$(472,224)	$800,711

Comprehensive income:
Net income	-	-	461,499	-	-	461,499
Change in pension liability, net of taxes	-	-	-	-	64,542	64,542
Derivative instrument fair market value adjustment, net of taxes	-	-	-	-	3,249	3,249
Currency translation adjustment	-	-	-	-	24, 791	24,791
Total comprehensive income						554,081
Share based payment award expense	-	25,012	-	-	-	25,012
Dividends ($0.70 per share)	-	578	(72,666)	-	-	(72,088)
Issuance of share based payment awards	69	(1,838)	-	-	-	(1,769)
Exercise of stock options	1,048	27,299	-	-	-	28,347
Tax benefit from share based payment awards	-	8,072	-	-	-	8,072
Balance at October 29, 2010	$127,403	$1,002,169	$1,709,059	$(1,116,623)	$(379,642)	$1,342,366

Comprehensive income (loss):
Net income	-	-	609,656	-	-	609,656
Change in pension liability, net of taxes	-	-	-	-	(20,190)	(20,190)
Derivative instrument fair market value adjustment, net of taxes	-	-	-	-	(1,992)	(1,992)
Currency translation adjustment	-	-	-	-	5,741	5,741
Total comprehensive income						593,215
Share based payment award expense	-	25,507	-	-	-	25,507
Dividends ($0.70 per share)	-	713	(73,975)	-	-	(73,262)
Issuance of share based payment awards	141	(4,662)	-	-	-	(4,521)
Exercise of stock options	1,431	51,302	-	-	-	52,733
Shares issued under employee stock purchase plan	12	763	-	-	-	775
Tax benefit from share based payment awards	-	14,982	-	-	-	14,982
Balance at October 28, 2011	$128,987	$1,090,774	$2,244,740	$(1,116,623)	$(396,083)	$1,951,795

See Notes to Consolidated Financial Statements

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

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

Our significant accounting policies are as follows:

Basis of Presentation and Principles of Consolidation - The Consolidated Financial Statements include the accounts of Joy Global Inc. and its domestic and non-U.S. subsidiaries and are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Investments in affiliates that are owned 20% to 50% are accounted for under the equity method.

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

Cash Equivalents - All highly liquid investments with original maturities of three months or less when issued are considered cash equivalents.  These primarily consist of money market funds and to a lesser extent, certificates of deposit and commercial paper.  Cash equivalents were $3.4 million and $517.7 million at October 28, 2011 and October 29, 2010, respectively.

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

Property, Plant and Equipment - Property, plant and equipment are stated at historical cost.  Expenditures for major renewals and improvements are capitalized, while maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred.  For financial reporting purposes, plant and equipment are depreciated primarily by the straight line method over the estimated useful lives of the assets which generally range from 5 to 45 years for improvements, from 10 to 45 years for buildings, from 3 to 12 years for machinery and equipment and 3 to 5 years for software.  Depreciation expense was $59.5 million, $51.5 million and $49.3 million for 2011, 2010, and 2009, respectively.  Depreciation claimed for income tax purposes is computed by accelerated methods.

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

Goodwill and Intangible Assets - Intangible assets include drawings, patents, trademarks, technology, customer relationships and other specifically identifiable assets.  Indefinite-lived intangible assets are not being amortized.  Assets not subject to amortization are evaluated for impairment annually or more frequently if events or changes occur that suggest impairment in carrying value.  Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is primarily the straight line method.  Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination.  Goodwill is tested for impairment using the two-step approach, in accordance with Accounting Standards Codification (“ASC”) No. 350, “Goodwill and Other.”  Goodwill is assigned to specific reporting units, which we have identified as our operating segments, and tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value.  We recognize an impairment charge if the carrying amount of a reporting unit exceeds its fair value and the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill.  The fair value of goodwill is established using the discounted cash flow method and market approach.  We performed our goodwill impairment testing in the fourth quarter of fiscal 2011, 2010 and 2009 and no impairment was identified.

Risks and Uncertainties - As of October 28, 2011, we employed 14,500 employees worldwide, with 7,218 employed in the United States.  Collective bargaining agreements or similar type arrangements cover 32% of our U.S. workforce and 27% of our international employees.  In 2012, union agreements are to expire for 3% of our employees with the largest covering the United Steel Workers union at our Milwaukee, Wisconsin, facility and the International Union of Electrical Workers at our facility in Bluefield, Virginia.

Foreign Currency Translation - Exchange gains or losses incurred on transactions conducted by one of our operations in a currency other than the operation’s functional currency are normally reflected in cost of sales in our Consolidated Statement of Income.  An exception is made where the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future, in which case the transaction gain or loss is included in shareholders’ equity as an element of accumulated other comprehensive income (loss).  Assets and liabilities of international operations that have a functional currency that is not the U.S. dollar are translated into U.S. dollars at year-end exchange rates and revenue and expense items are translated using weighted average exchange rates.  Any adjustments arising on translations are included in shareholders’ equity as an element of accumulated other comprehensive income (loss).  Assets and liabilities of operations which have the U.S. dollar as their functional currency (but which maintain their accounting records in local currency) have their values remeasured into U.S. dollars at year-end exchange rates, except for non-monetary items for which historical rates are used.  Exchange gains or losses arising on remeasurement of the values into U.S. dollars are recognized in cost of sales.  Pre-tax foreign exchange gains included in operating income were $1.2 million, $5.7 million, and $0.4 million in 2011, 2010, and 2009, respectively.

Foreign Currency Hedging and Derivative Financial Instruments - We enter into derivative contracts, primarily foreign currency forward contracts, to protect against fluctuations in exchange rates.  These contracts are for committed transactions, and receivables and payables denominated in foreign currencies are not for speculative purposes.  ASC No. 815, “Derivatives and Hedging,” requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value, when certain designation and documentation requirements are established at hedge inception and assessed on an ongoing basis.  Each derivative is designated as either a cash flow hedge or a fair value hedge.  Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement.  Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income.  These changes are offset in net income to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item.  All ineffective changes in derivative fair values are recognized currently in net income.

Revenue Recognition - We recognize revenue on aftermarket products and services when the following criteria are satisfied: persuasive evidence of an arrangement exists, product delivery and title transfer has occurred or the services have been rendered, the price is fixed and determinable, and collectability is reasonably assured.  We recognize revenue on long-term contracts, such as for the manufacture of mining shovels, draglines, roof support systems and conveyor systems, using the percentage-of-completion method.  When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.  Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values.  Estimated losses are recognized in full when identified.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

We have life cycle management contracts with customers to supply parts and service for terms of 1 to 17 years.  These contracts are established based on the conditions the equipment will be operating in, the time horizon that the contract will cover, and the expected operating cycle that will be required for the equipment. Based on this information, a model is created representing the projected costs and revenues of servicing the respective machines over the specified contract terms.  Accounting for these contracts requires us to make various estimates, including estimates of the relevant machine’s long-term maintenance requirements.  Under these contracts, customers are generally billed monthly based on hours of operation or units of production achieved by the equipment, with the respective deferred revenues recorded when billed.  Revenue is recognized in the period in which parts are supplied or services provided.  These contracts are reviewed quarterly by comparison of actual results to original estimates or most recent analysis, with revenue recognition adjusted appropriately for future estimated costs.  If a loss is expected at any time, the full amount of the loss is recognized immediately.

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

	October 28,	October 29,	October 30,
In millions	2011	2010	2009

Unrecognized pension and other postretirement obligations	$(456.3)	$(436.1)	$(500.6)
Unrealized gain (loss) on derivatives	0.7	2.7	(0.6)
Foreign currency translation	59.5	53.8	29.0

Accumulated other comprehensive loss	$(396.1)	$(379.6)	$(472.2)

The unrecognized pension and other postretirement obligation is net of a $118.5 million, $103.5 million and $125.6 million income tax benefit as of October 28, 2011, October 29, 2010 and October 30, 2009, respectively.  Unrealized (loss) gain on derivatives is net of $0.4 million, $1.4 million, and $(0.3) million of income tax effects at October 28, 2011, October 29, 2010 and October 30, 2009, respectively.

Sales Incentives - In accordance with ASC No. 605-50, “Customer Payments and Incentives,” we account for cash consideration (such as sales incentives and cash discounts) given to our customers or resellers as a reduction of net sales.

Allowance for Doubtful Accounts - We establish an allowance for doubtful accounts on a specific account identification basis through a review of several factors, including the aging status of our customers’ account, financial condition of our customers, and historical collection experience.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

Shipping and Handling Fees and Costs - We account for shipping and handling fees and costs in accordance with ASC No. 605-45, “Principal Agent Considerations.”  Under ASC No. 605-45, amounts billed to a customer in a sale transaction related to shipping costs are reported as net sales and the related costs incurred for shipping are reported as cost of sales.

Income Taxes - Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities, and for tax loss carryforwards.  Valuation allowances are provided for deferred tax assets where it is considered more likely than not that we will not realize the benefit of such assets.  Certain tax benefits existed as of our emergence from protection under Chapter 11 of the U.S. Bankruptcy Code in 2001 but were offset by valuation allowances.  Realization of net operating loss, tax credits, and other deferred tax benefits from pre-emergence attributes will be credited to additional paid in capital.

Research and Development Expenses - Research and development costs are expensed as incurred.  Such costs incurred in the development of new products or significant improvements to existing products amounted to $40.4 million, $29.8 million and $22.3 million for fiscal 2011, 2010, and 2009, respectively.

Earnings Per Share - Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the reporting period.  Diluted earnings per share is computed similar to basic earnings per share except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options, performance shares, and restricted stock units if dilutive.  See Note 17 - Earnings Per Share for further information.

Accounting For Share-Based Compensation – We account for awards of stock in accordance with ASC No. 718, “Compensation – Stock Compensation.”  ASC No. 718 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.  Compensation expense is recognized using the straight line method.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.  The reclassifications did not impact net income or earnings per share.

New Accounting Pronouncements –In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity determines that the fair value of a reporting unit is more likely than not greater than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss.  Under this ASU an entity has the option to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test.  An entity may resume performing the qualitative assessment in any subsequent period.  This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this guidance is not expected to have any impact on our consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.”  ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity.  All non-owner changes in shareholder’s equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 will be effective for the quarter ending January 25, 2013.  The adoption of this guidance will have no impact on our financial condition or results of operations but will impact the presentation of the financial statements.  We are currently evaluating the presentation options.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  This ASU clarifies and changes the application of various fair value measurement principles and disclosure requirements, and will be effective for the quarter ending April 27, 2012.  The adoption of this guidance is not expected to have any impact on our consolidated financial condition or results of operations.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU No. 2009-17 clarifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  This ASU was effective for us beginning in the first quarter of fiscal 2011 (October 30, 2010).  The adoption of ASU No. 2009-17 did not have any impact on our consolidated financial condition or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.”  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities.  Specifically, this ASU addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  This ASU was effective for us beginning in the first quarter of fiscal 2011 (October 30, 2010).  The adoption of ASU No. 2009-13 did not have any impact on our consolidated financial condition or results of operations.

3.	Acquisitions

Acquisition of LeTourneau Technologies, Inc.

We completed the acquisition of LeTourneau Technologies, Inc. (“LeTourneau”) on June 22, 2011.  LeTourneau historically operated in three businesses, mining equipment, steel products and drilling products.  Subsequent to the acquisition, we entered into a definitive agreement to sell the drilling products business of LeTourneau and that transaction closed on October 24, 2011.  The results of operations for LeTourneau have been included in the accompanying consolidated financial statements from the acquisition date forward, with results of the drilling products business being included as results of discontinued operations while the mining equipment and steel products business results are included in continuing operations as part of the surface mining equipment segment.

We purchased all of the outstanding shares of LeTourneau.  The purchase price for the acquisition was as follows:

(in thousands)
Cash consideration	$1,100,000
Working capital purchase price adjustments	(46,323)
$1,053,677

The purchase price has been finalized, yet the allocation of the purchase price is subject to change for certain potential adjustments related to working capital.  The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is based upon the estimated fair values at the date of acquisition.  The fair values of the assets and liabilities included in the table below are preliminary and subject to change principally as we are currently in the process of finalizing the disposition of certain assets and liabilities related to the drilling products business.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

The excess of the purchase price over the net tangible and identifiable intangible assets is reflected as goodwill.  The amount allocated to intangible assets and goodwill for tax purposes is expected to be tax deductible as a result of our election under Section 338(h)(10) of the Internal Revenue Code.  The following table summarizes the preliminary fair value of the assets acquired and the liabilities assumed as of the acquisition date:

(in thousands)
Assets Acquired:
Cash and cash equivalents	$4,769
Accounts receivable	52,910
Inventories	200,050
Other current assets	187
Current assets of discontinued operations	331,412
Property, plant and equipment	106,394
Other intangible assets and goodwill	519,628
Other non-current assets	2,776
Non-current assets of discontinued operations	233,096
Total assets acquired	1,451,222
Liabilities Assumed:
Accounts payable	(37,217)
Employee compensation and benefits	(10,576)
Advance payments and progress billings	(97,228)
Other accrued liabilities	(63,016)
Current liabilities of discontinued operations	(189,508)
Total liabilities assumed	(397,545)
$1,053,677

The fair value for acquired assets was primarily determined based upon discounted expected cash flows.  Of the $519.6 million of intangible assets and goodwill related to continuing operations, $181.2 million has been assigned to intangible assets that are being amortized and $37.2 million has been assigned to trademarks which are not being amortized.  The determination of the useful life was based upon historical experience, economic factors, and future cash flows of the assets acquired.  The intangible assets have been assigned to the following categories and are being amortized over a weighted-average useful life of 18 years:

(In thousands)
Customer relationships	$76,500
Patents	69,900
Unpatented technology	31,600
Backlog	3,200
$181,200

The results of LeTourneau have been included in the consolidated financial statements since the date of acquisition.  From the date of acquisition until our fiscal year end, the mining equipment and steel products businesses of LeTourneau had combined net sales of $144.9 million and operating income of $23.2 million.  We incurred $10.4 million of acquisition costs related to LeTourneau.

The following unaudited pro forma financial information for the years ended October 28, 2011 and October 29, 2010 reflect the results of continuing operations as if the acquisition had been completed on October 30, 2010 and October 31, 2009, respectively.  Pro forma adjustments have been made for changes in depreciation and amortization expenses related to the valuation of the acquired fixed and intangible assets at fair value, the elimination of non-recurring items, the addition of incremental costs related to debt used to finance the acquisition, and the tax benefits related to the increased costs.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

	Year Ended
	(in thousands, except per share data)
	October 28, 2011	October 29, 2010

Net sales	$4,620,059	$3,785,543
Income from continuing operations	$913,474	$480,116
Basic earnings per share from continuing operations	$6.12	$4.65
Diluted earnings per share from continuing operations	$6.02	$4.58

The unaudited pro forma financial information is presented for information purposes only.  It is not necessarily indicative of what our financial position or results of operations actually would have been had we completed the acquisition at the dates indicated, nor does it purport to project the future financial position or operating results of the combined company.

4.	Discontinued Operations

Discontinued operations of LeTourneau

On October 24, 2011, we completed the sale of LeTourneau’s drilling products for $375.0 million in cash, subject to a post-closing working capital adjustment.  The drilling products business is reflected as a discontinued operation and all results of operations have been reflected as discontinued operations in the Consolidated Statement of Income and assets and liabilities that transferred after our fiscal year end or remain our obligation are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheet.  We have entered into a Transition Manufacturing and Supply Agreement to allow the orderly transfer of drilling products work from the Longview manufacturing facility and a Steel Supply Agreement to allow the buyer time to develop other sources.  The agreements resulted in our recognition of a $23.3 million loss on the supply agreements at the time of sale.  The loss will be adjusted to reflect actual results of performance under the agreements.

The operating results of the discontinued operations included in the consolidated financial statements for the year ended October 28, 2011 are as follows:

(in thousands)
Net sales	$102,102
Loss before income taxes	(32,843)
Income tax benefit	11,497
Loss from discontinued operations, net of tax	$(21,346)

5.	Accounts Receivable

Consolidated accounts receivable consisted of the following:

	October 28,	October 29,
In thousands	2011	2010

Trade receivables	$799,304	$600,373
Unbilled receivables (due within one year)	94,941	83,643
Allowance for doubtful accounts	(9,549)	(9,881)

	$884,696	$674,135

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

6.	Inventories

Consolidated inventories consisted of the following:

	October 28,	October 29,
In thousands	2011	2010

Finished goods	$832,730	$503,356
Work in process and purchased parts	269,798	183,658
Raw materials	231,606	77,931

	$1,334,134	$764,945

The acquisition of LeTourneau added $210.0 million to year-end inventories.

7.	Investment in Unconsolidated Affiliated Company

On July 28, 2011, August 16, 2011 and September 2, 2011 we purchased approximately 136.5 million, 102.0 million and 127.2 million shares, respectively, of International Mining Machinery Holdings Ltd. (“IMM”) for a total of $376.7 million.  These shares were purchased on the open market and represent approximately 28.1% of the total outstanding shares of IMM.  In accordance with ASC 323, “Investments – Equity Method and Joint Ventures,” we accounted for our investment in IMM using the equity method once our interest exceeded 20%.  Our share of income from IMM is reported in the Consolidated Statement of Income under “other income.”  The investment in IMM is reported in the Consolidated Balance Sheet under “investment in unconsolidated affiliate.”  We estimated our share of income from our equity interest using publically available financial information of IMM for the period ended June 30, 2011.  We estimated income of $3.4 million for fiscal 2011.  Our estimate will be adjusted to reflect actual results as current financial information becomes available.

8.	Goodwill and Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of October 28, 2011 and October 29, 2010, were as follows:

		October 28, 2011		October 29, 2010
	Weighted Average Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
In thousands	Period	Amount	Amortization	Amount	Amortization
Finite lived other intangible assets:
Engineering drawings	8 years	$2,900	$(2,537)	$2,900	$(2,054)
Customer relationships	18 years	181,700	(25,536)	105,200	(18,323)
Backlog	1 year	11,224	(8,317)	7,295	(7,127)
Non-compete agreements	5 years	5,800	(5,409)	5,800	(4,403)
Patents	19 years	91,218	(10,141)	21,206	(7,964)
Unpatented technology	20 years	32,836	(897)	1,236	(335)
Subtotal	18 years	325,678	(52,837)	143,637	(40,206)

Indefinite-lived other intangible assets:
Trademarks		112,600	-	75,400	-

Total other intangible assets		$438,278	$(52,837)	$219,037	$(40,206)

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

The increase in finite lived intangible assets, trademarks and goodwill in fiscal 2011 is due to our acquisition of LeTourneau on June 22, 2011.

Changes in the carrying amount of goodwill in 2011 and 2010 are as follows:

	Underground Mining	Surface Mining
In thousands	Machinery	Equipment	Consolidated

Balance as of October 30, 2009	$117,874	$9,858	$127,732

Translation adjustments and other	(2,737)	691	(2,046)

Balance as of October 29, 2010	115,137	10,549	125,686

Goodwill acquired during the year	-	301,228	301,228
Translation adjustments and other	567	997	1,564

Balance as of October 28, 2011	$115,704	$312,774	$428,478

Amortization expense for finite-lived intangible assets was $12.6 million, $8.2 million and $9.3 million, for fiscal 2011, 2010, and 2009, respectively.

Estimated future annual amortization expense is as follows:

In thousands
For the fiscal year ending:
2012	$19,583
2013	15,618
2014	15,586
2015	15,556
2016	15,482

9.	Income Taxes

The provision for income taxes for continuing operations included in the Consolidated Statement of Income consisted of the following:

In thousands	2011	2010	2009
Current provision
Federal	$94,024	$32,679	$106,304
State	7,357	4,889	19,056
Foreign	86,647	91,889	38,219
Total current	188,028	129,457	163,579

Deferred provision (benefit)
Federal	75,663	83,357	51,538
State	5,567	2,346	-
Foreign	(4,427)	2,365	12,873
Total deferred	76,803	88,068	64,411

Total provision for income taxes	$264,831	$217,525	$227,990

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

The Federal deferred provision includes $16.0 million of net operating losses used in each of fiscal 2011, 2010, and 2009.  The foreign deferred provision includes $0.8 million, $0.2 million, and $13.3 million, respectively, of net operating losses used in fiscal 2011, 2010, and 2009, respectively.  The Federal deferred provision also includes foreign tax credits generated of $0.9 million in fiscal 2011 and foreign tax credits utilized of $14.3 million in fiscal 2010.  During 2011 and 2010, we recognized $1.8 million and $1.9 million, respectively, of current tax benefit relating to a tax holiday in China.  The tax holiday will expire in 2012.

The domestic and foreign components of income from continuing operations before income taxes were as follows:

In thousands	2011	2010	2009
Domestic income	$531,888	$386,913	$433,332
Foreign income	363,945	292,111	249,308
Pre-tax income from continuing operations	$895,833	$679,024	$682,640

The reconciliation between the income tax provision recognized in our Consolidated Statement of Income and the income tax provision computed by applying the statutory federal income tax rate to the income from continuing operations are as follows:

In thousands	2011	2010	2009
Income tax computed at federal statutory tax rate	35.0%	35.0%	35.0%
Sub-part F income and foreign dividends, net of foreign tax credits	(0.9)	(0.1)	(0.5)
Differences in foreign and U.S.tax rates	(4.3)	(3.7)	(3.0)
State income taxes, net of federal tax impact	0.7	0.7	1.8
Resolution of prior years’ tax matters	0.9	(1.2)	(0.3)
Valuation allowance	0.1	0.2	0.1
IRC 199 manufacturing deduction	(1.4)	(0.8)	(0.6)
Other items, net	(0.5)	1.9	0.9
	29.6%	32.0%	33.4%

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

The components of the net deferred tax asset are as follows:

In thousands	2011	2010
Deferred tax assets:
Employee benefit related items	$136,387	$156,465
Tax credit carryforwards	26,861	22,990
Tax loss carryforwards	134,088	152,345
Inventories	26,553	16,914
Other, net	20,065	21,705
Valuation allowance	(123,052)	(123,512)
Total deferred tax assets	220,902	246,907

Deferred tax liabilities:
Depreciation and amortization in excess of book expense	33,114	15,957
Other, net	11,712	9,385
Intangibles	44,782	54,563
Total deferred tax liabilities	89,608	79,905
Net deferred tax asset	$131,294	$167,002

The net deferred tax assets are reflected in the accompanying balance sheets as follows:

In thousands	2011	2010

Current deferred tax assets	$74,295	$48,320
Long-term deferred tax asset	73,123	149,654
Current deferred tax liability	(3,001)	(2,750)
Long-term deferred tax liability	(13,123)	(28,222)
Net deferred tax asset	$131,294	$167,002

The following table summarizes the components of our loss and credit carryforward.

Loss and Credit Carryforward Summary

	Amount
Description - In millions	Gross	Benefit	Valuation Allowance	Expiration Date(s)

U.S. federal operating losses	$28.7	$10.0	$-	2020
Foreign capital losses	61.8	15.5	15.5	None
U.S. state operating losses	2,021.0	104.2	101.9	Various
Foreign losses	16.0	5.2	5.2	$3.1 – None
				$2.1 – 2014 to 2016
General business tax credits	N/A	4.9	-	2012 - 2013
Alternative minimum tax credits	N/A	4.3	-	None
State tax credits	N/A	0.3	0.3	2026
Foreign tax credits	N/A	17.1	-	Starting 2017
Various international tax credits	N/A	0.2	0.2	None

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

Because our 2001 Plan of Reorganization provided for substantial changes in our ownership, there are annual limitations on all of our U.S. federal net operating loss carryforwards remaining at October 28, 2011.  The U.S. state limitations vary by taxing jurisdiction.

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

Valuation allowances currently recorded that arose in pre-emergence years requires us to apply fresh start accounting.  As of October 28, 2011, there were $68.8 million of valuation reserves against pre-emergence net operating loss carryforwards.

As of October 28, 2011, U.S. income taxes, net of foreign taxes paid or payable, have not been provided on the undistributed profits of foreign subsidiaries as all undistributed profits of foreign subsidiaries are deemed to be permanently reinvested outside of the U.S.  It is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested.  Such unremitted earnings of subsidiaries, which have been or are intended to be permanently reinvested were $499.7 million at October 28, 2011.

Unrecognized tax benefits are as follows:

In thousands	2011	2010
Balance, beginning of year	$6,746	$18,885
Settlements	-	(11,613)
Additions for current year tax positions	4,984	6,746
Additions for prior year tax positions	255	-
Reductions for prior year tax positions	(765)	-
Reductions for changes in judgments	(850)	(7,272)
Balance, end of year	$10,370	$6,746

As of October 28, 2011, $9.6 million of the net unrecognized tax benefit would affect the effective tax rate if recognized.  As of October 28, 2011 and October 29, 2010, total interest and penalties of approximately $1.7 million and $0.7 million, respectively, were recorded as part of unrecognized tax benefits on the Consolidated Balance Sheet.  It is not expected that the total amount of unrecognized tax benefit will decrease within the next twelve months.

With respect to tax years subject to examination by the domestic taxing authorities, all years prior to and including 1999 are closed by statute with all subsequent years open due to the loss carryforward from 2000 to 2001 for U.S. federal purposes.  2007 and 2008 were previously closed by Internal Revenue Service examination.

Additionally, due to the existence of tax loss carryforwards, the same relative periods exist for U.S. state purposes although some earlier years also remain open.  From a non-domestic perspective, the major locations in which we conduct business are as follows:  United Kingdom – 2009 forward is open for examination; South Africa – 2006 forward is open for examination; Australia – 2007 forward remains open due to tax loss carryforwards; Chile – 2007 forward is open for examination; and Canada – 2008 forward is open for examination.  There are a number of smaller entities in other countries that generally have open tax years ranging from 3 to 5 years.

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

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

The following table reconciles the changes in the product warranty reserve:

In thousands	2011	2010
Balance, beginning of year	$62,351	$58,947
Accrual for warranty expensed during the year	37,695	41,265
Settlements made during the year	(32,593)	(37,734)
Change in liability for pre-existing warranties during the year, including expirations	1,833	(1,137)
Effect of foreign currency translation	170	1,010
Acquired warranty accrual	13,281	-
Balance, end of year	$82,737	$62,351

11.	Borrowings and Credit Facilities

On June 21, 2011, we exercised our option under the $500.0 million unsecured revolving credit facility dated as of October 27, 2010 (the “Credit Agreement”) to increase the aggregate revolving commitment available by an additional $200.0 million.  As increased, the $700.0 million Credit Agreement is set to expire November 3, 2014.  In fiscal 2010 we took a pre-tax charge of $0.3 million related to deferred financing costs associated with the termination of the previous $400.0 million unsecured revolving credit facility that was set to expire on November 10, 2011.  Under the terms of the Credit Agreement we pay a commitment fee ranging from 0.25% to 0.5% on the unused portion of the revolving credit facility based on our credit rating.  Outstanding borrowings bear interest equal to the London Interbank Offered Rate (“LIBOR”) (defined as applicable LIBOR rate for the equivalent interest period plus 1.75% to 2.75% depending upon our credit rating) or the Base Rate (defined as the highest of the Prime Rate, Federal Funds Rate plus 0.5%, or Eurodollar Rate plus 1.0%) at our option.  The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios.  The Credit Agreement also restricts payment of dividends or other return of capital when the consolidated leverage ratio exceeds a stated level amount.  At October 28, 2011, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

At October 28, 2011, there were no direct borrowings under the Credit Agreement.  Outstanding letters of credit issued under the Credit Agreement, which count toward the $700.0 million credit limit, totaled $265.9 million.  At October 28, 2011, there was $434.1 million available for borrowings under the Credit Agreement.

In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (“Notes”) with interest on the Notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2007.  The Notes are guaranteed by each of our current and future material domestic subsidiaries.  The Notes were issued in a private placement under an exemption from registration provided by the Securities Act of 1933 (“Securities Act”), as amended.  In the second quarter of fiscal 2007, the Notes were exchanged for substantially identical notes that are registered under the Securities Act.  At our option, we may redeem some or all of the Notes at a redemption price of the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes.

The acquisition of LeTourneau was funded in part by utilizing in full a new $500.0 million term loan commitment (“Term Loan”) dated June 16, 2011.  The Term Loan requires quarterly principal payments beginning in the fourth quarter of fiscal year 2011 and matures June 16, 2016.  The Term Loan contains terms and conditions that are substantially similar to the terms and conditions of the Credit Agreement.  Outstanding borrowings bear interest equal to LIBOR (defined as applicable LIBOR rate for the equivalent interest period plus 1.25% to 2.125% depending upon our credit rating) or the Base Rate (defined as the highest of the Prime Rate, Federal Funds Rate plus 0.5%, or Eurodollar Rate plus 1.0%) at our option.  The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios.  At October 28, 2011, we were in compliance with all financial covenants of the Term Loan.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

On July 11, 2011 we entered into a Share Purchase Agreement (“SPA”) to acquire approximately 41.1% of the outstanding common stock of IMM, a Hong Kong Stock Exchange listed designer and manufacturer of underground and coal mining equipment located in China for approximately $585.1 million.  Pursuant to Rule 26.1 of the Hong Kong Takeovers Code, upon receipt of regulatory approval and closing of the purchase under the SPA, we will be required to make an offer for the IMM shares that we have not acquired.  In conjunction with the SPA, we entered into a $1.5 billion senior unsecured bridge term loan facility on July 11, 2011 (the “Bridge Loan Agreement”) that has subsequently been reduced pursuant to its terms by the value of open market purchases of IMM shares, cash deposits into escrow from the new 5.125% Senior Notes due October 15, 2021 (the “2021 Notes”), sales proceeds from the sale of LeTourneau’s drilling products business and voluntary reductions.  Under the original terms of the Bridge Loan Agreement, we had the ability to draw up to a maximum of $650.0 million on the closing date of the SPA and subsequently in multiple draws of no less than $10.0 million at any time during the period beginning on the commencement of the mandatory tender offer and ending on the date on which all amounts payable with respect to the tender offer have been paid.  As a result of the commitment reductions outlined above, the Bridge Loan Agreement provides the ability up to $234.0 million to finance the acquisition of IMM shares.  Under the terms of the Bridge Loan Agreement, proceeds of any advances under the commitment are to be deposited to the escrow account associated with the IMM offer.  Any unused commitments of the Bridge Loan Agreement shall expire on the earlier of (i) the date on which the SPA is terminated without the purchase having been consummated, (ii) March 11, 2012, unless the purchase is consummated on or prior to such date, (iii) the date that is 90 days following the 41.1% purchase date, as defined in the Bridge Loan Agreement, (iv) the date on which all amounts payable pursuant to the tender offer have been paid, (v) the date on which the commitments are terminated, reduced or prepaid, or (vi) May 11, 2012.  Outstanding borrowings bear interest equal to Eurodollar rate plus a margin that varies with our credit rating and base rate loans (defined as the higher of the prime rate, Federal Funds Effective Rate plus 0.5% or one month Eurodollar Rate plus 1.0%) plus a margin that varies with our credit rating.  We also pay a commitment fee ranging from 0.25% to 0.375% on the undrawn portion of the credit facility based on our credit rating.  The Bridge Loan Agreement requires the maintenance of certain financial covenants, including leverage and interest coverage ratios that are substantially similar to those in the Credit Agreement.  At October 28, 2011, no amounts were outstanding under the Bridge Loan Agreement and we were in compliance with all financial covenants of the Bridge Loan Agreement.

On October 12, 2011, we issued $500.0 million aggregate principal amount of 2021 Notes at a discount of $4.2 million.  Interest on the 2021 Notes will be paid semi-annually in arrears on October 15 and April 15 of each year, starting on April 15, 2012 and the 2021 Notes are guaranteed by each of our current and future material domestic subsidiaries.  At our option, we may redeem some or all of the 2021 Notes at a redemption price of the greater of 100% of the principal amount of the 2021 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.5%.  We may redeem the 2021 Notes, in whole but not in part, in the event that (i) we do not consummate the purchase of shares under the SPA by July 1, 2012, if we receive approval from the Anti-monopoly Bureau of the Ministry of Commerce of the People’s Republic of China (“MOFCOM”) prior to such date, or by October 1, 2012, if we do not receive MOFCOM approval prior to July 1, 2012 or (ii) the IMM Purchase Agreement is terminated prior to either such date, at a redemption price equal to 101% of the aggregate principal amount of the 2021 Notes, plus accrued and unpaid interest to but excluding the special acquisition redemption date.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

Direct borrowings and capital lease obligations consisted of the following:

	October 28,	October 29,
In thousands	2011	2010

Domestic:
6.0% senior notes due 2016	$248,008	$247,677
6.625% senior notes due 2036	148,441	148,417
5.125% Senior notes due 2021	495,755	-
Term loan	493,750	-
Other	2,041	5

Foreign:
Capital leases and other	172	569
Short-term notes payable and bank overdrafts	4,140	1,208
	1,392,307	397,876
Less: amounts due within one year	(35,895)	(1,550)

Long-term obligations	$1,356,412	$396,326

The aggregate maturities of debt for credit agreements in place at October 28, 2011 consist of the following (in thousands):

2012	$35,895
2013	50,495
2014	50,449
2015	50,474
2016	312,790
Thereafter	892,204

12.	Shareholders’ Equity

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

Under our share repurchase program, management is authorized to repurchase up to $2.0 billion in shares of common stock in the open market or through privately negotiated transactions until December 31, 2011.  Cumulatively, we have repurchased $1.1 billion of common stock which represents 23,873,159 shares under this share repurchase program.  In September 2008, we repurchased $93.6 million or 1,890,000 shares of common stock.  These shares were held in a brokerage account at Lehman Brothers Inc. (“LBI”), which subsequently filed for liquidation on September 19, 2008.  The liquidation of LBI is being administered by a court-appointed trustee (“SIPA Trustee”), pursuant to the Securities Investors Protection Act of 1970 and Chapter 7 of the United States Bankruptcy Code.  Our claim with respect to the shares in the LBI brokerage account, together with dividends paid on such shares, was allowed by the SIPA Trustee on March 25, 2009.  We anticipate that these shares, along with the cash from dividends paid since September 19, 2008 totaling $4.0 million, will be returned to us as part of these proceedings.  However, the SIPA Trustee’s process of resolving claims and recovering assets in respect of the LBI bankruptcy estate is ongoing.  The repurchased shares have been reflected as treasury shares and the cash dividends have been reflected as a receivable in other current assets in the accompanying Consolidated Balance Sheet.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

13.	Share-Based Compensation

Our 2007 Stock Incentive Plan (“Plan”) authorizes the grant of up to 10.0 million shares plus canceled and forfeited awards.  The Plan allows for the issuance of non-qualified stock options, incentive stock options, performance shares, restricted stock units, and other stock-based awards to officers, employees, and directors.  As of October 28, 2011, none of the options granted qualify as incentive stock options under the Internal Revenue Code.  We have historically issued new common stock in order to satisfy share-based payment awards and plan to do so to satisfy future awards.

The total share-based compensation expense we recognized for 2011, 2010, and 2009 was $25.5 million, $25.0 million, and $18.7 million, respectively.  The total stock-based compensation expense is reflected in our Consolidated Statement of Cash Flows in Operating Activities under the heading Other, net.  The corresponding deferred tax asset recognized related to the stock-based compensation expense was approximately $7.8 million, $7.5 million, and $5.6 million in 2011, 2010, and 2009, respectively.

Stock Options

We have granted non-qualified stock options to purchase our common stock at prices equal to the fair market value of the stock on the grant dates.  Stock options vest ratably beginning on the one-year anniversary date over three years and expire ten years from the grant date.  A summary of stock option activity under all plans are as follows:

Dollars in millions,	Number of	Weighted-Average Exercise Price	Weighted - Average Remaining Contractual	Weighted -Average Grant - Date Fair	Aggregate Intrinsic
except share data	Options	Per Share	Term	Value	Value

Outstanding at October 31, 2008	1,957,342	$38.21	7.3		$9.1

Options granted	2,098,000	21.88		$7.19
Options exercised	(160,186)	17.36			4.0
Options forfeited or cancelled	(261,111)	34.67

Outstanding at October 30, 2009	3,634,045	29.95	7.8		79.3

Options granted	510,500	52.83		17.46
Options exercised	(1,047,868)	27.05			33.3
Options forfeited or cancelled	(249,991)	30.22

Outstanding at October 29, 2010	2,846,686	35.09	7.4		102.1

Options granted	509,500	80.64		24.20
Options exercised	(1,431,349)	36.84			73.6
Options forfeited or cancelled	(90,489)	41.55

Outstanding at October 28, 2011	1,834,348	$46.05	7.4		82.8
Exercisable at October 28, 2011	515,282	$33.60	5.5		29.7

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

The fair value of the option awards is the estimated fair value at grant date using the Black Scholes valuation model and is recognized as expense on a straight line basis.  The weighted-average assumptions are as follows:

	2011	2010	2009

Risk free interest rate	0.77%	1.23%	1.58%
Expected volatility	41.07%	49.14%	58.99%
Expected life in years	3.8	3.4	2.7
Dividend yield	0.90%	1.37%	3.32%

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

At October 28, 2011, there was $11.2 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

We grant restricted stock units to certain employees and to all non-employee members of our directors.  The fair value of our restricted stock units is determined based on the closing price of our stock on the date of grant and is recognized as expense on a straight line basis.

Restricted stock units granted to employees vest over a five-year period with one-third vesting on the third, fourth, and fifth anniversaries of the grant date.  Restricted stock units provide a number of shares of common stock equal to the number of vested units and will be delivered to the individual as the units vest.

Restricted stock units granted to directors vest one year from the grant date and generally provide a number of shares of common stock equivalent to the restricted stock units and will be delivered to the individual director one year after their service on the Board of Directors terminates.

Dividends accrue on all restricted stock units and vest consistent with the underlying award.  In the event of a change in control, the units will be paid out in cash based on the market price of the common stock as of the change in control date.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

A summary of restricted stock unit activity under all plans is as follows:

	Number of	Weighted-Average Grant Date	Aggregate Intrinsic
Dollars in millions, except share data	Units	Fair Value	Value

Outstanding at October 31, 2008	379,052	$28.61

Units granted	243,918	21.50
Units earned from dividends	12,713	30.00
Units settled	(64,942)	19.14	$1.5
Units deferred	(4,256)	11.82	0.1
Units forfeited	(31,801)	30.49

Outstanding at October 30, 2009	534,684	26.57

Units granted	224,740	53.03
Units earned from dividends	8,470	57.16
Units settled	(35,582)	28.30	2.1
Units deferred	(13,190)	34.88	0.8
Units forfeited	(37,621)	33.72

Outstanding at October 29, 2010	681,501	35.03

Units granted	295,606	81.95
Units earned from dividends	7,137	85.63
Units settled	(34,450)	48.63	2.8
Units deferred	(16,031)	52.85	1.3
Units forfeited	(65,789)	64.62

Outstanding at October 28, 2011	867,974	$48.32

At October 28, 2011 there was $24.2 million of unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 3.6 years.  At October 28, 2011 the balance of deferred restricted stock units is 41,694 shares.

Performance Shares

The performance share award programs under our stock incentive plans provide long-term incentive compensation opportunities to certain senior executives and other managers.  The fair value of our performance shares is determined based on the closing price of our stock on the date of grant and is recognized as expense on a straight line basis.

Shares of common stock may be earned by the participants under the performance share award programs if at the end of a three-year award cycle our financial performance over the course of the cycle exceeds certain threshold amounts.  For our 2011, 2010, and 2009 performance share award programs, the performance measure for executive officers is average return on equity.  For our 2011, 2010, and 2009 performance share award program, the performance measure for all other participants is average diluted earnings per share for a three year cycle from fiscal 2011 through fiscal 2013, fiscal 2010 through fiscal 2012, and fiscal 2009 through fiscal 2011, respectively.  Each performance share represents the right to earn one share of common stock.

Awards can range from 0% to 150% (or, in certain cases, 180%) of the target award opportunities and may be paid out in company stock, cash or a combination of stock and cash as determined by the Human Resources and Nominating Committee of the Board of Directors.  In the event of a change in control, the performance shares are paid out in cash based on the greater of actual performance or target award.  The final awards for the fiscal 2009 performance share program amounted to 450,855 shares and the intent and historical practice is to pay out the award entirely in company stock beginning in January 2012.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

A summary of performance share activity under all plans is as follows:

	Number of	Weighted-Average Grant Date	Aggregate Intrinsic
Dollars in millions, except share data	Shares	Fair Value	Value

Outstanding at October 31, 2008	249,979	$51.01

Shares granted	368,200	21.86
Target adjustment	22,144	41.25
Shares distributed	(89,342)	30.42	$2.2
Shares forfeited	(30,031)	31.67
Outstanding at October 30, 2009	520,950	34.64

Shares granted	91,500	52.83
Target adjustment	263,258	34.27	3.8
Shares distributed	(63,666)	41.25
Shares forfeited	(49,431)	27.95
Outstanding at October 29, 2010	762,611	36.57

Shares granted	75,000	80.69
Target adjustment	21,266	87.50
Shares distributed	(158,970)	56.87	13.7
Shares forfeited	(30,158)	35.20

Outstanding at October 28, 2011	669,749	$38.38

At October 28, 2011 there was $7.5 million of unrecognized compensation expense related to performance shares that is expected to be recognized over a weighted-average period of 1.7 years.  At October 28, 2011 the balance of deferred performance shares is 110,098 shares.

14.	Retiree Benefits

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

Certain plans outside the United States, which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of October 28, 2011 and October 29, 2010.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

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

In millions	2011	2010	2009
Employer matching expense	$8.1	$6.7	$6.3
Defined benefit contribution expense	$22.3	$17.8	$14.9

Total pension expense for all defined benefit plans is as follows:

In millions	2011	2010	2009
Pension expense	$50.3	$50.3	$16.4

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

Net periodic pension costs for U.S. plans and plans of subsidiaries outside the United States included the following components:

	U.S. Pension Plans			Non-U.S. Pension Plans
In thousands	2011	2010	2009	2011	2010	2009

Components of net periodic benefit cost:
Service cost	$14,438	$14,636	$9,926	$6,099	$6,135	$5,798
Interest cost	56,268	54,473	57,450	28,715	28,244	28,607
Expected return on assets	(56,269)	(52,723)	(54,431)	(35,529)	(32,451)	(32,288)
Amortization of:
Prior service cost	1,374	1,158	1,143	10,051	-	1
Actuarial loss (gain)	25,179	23,347	278	-	7,434	(63)
Curtailment loss	-	-	-	-	12	-

Total net periodic benefit cost	$40,990	$40,891	$14,366	$9,336	$9,374	$2,055

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

The components of the net periodic benefit cost associated with our other postretirement benefit plans (other than pensions), all of which relate to operations in the U.S., are as follows:

	Other Postretirement Benefit Plans
In thousands	2011	2010	2009

Components of net periodic benefit cost:
Service cost	$981	$916	$792
Interest cost	1,540	1,618	2,190
Expected return on assets	(342)	(223)	(174)
Amortization of:
Prior service cost	48	-	(164)
Actuarial (gain) loss	(1,308)	173	(2,406)
Total net periodic benefit cost of continuing operations	$919	$2,484	$238

For other postretirement benefit obligation measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits is 8% for fiscal year 2012.  The per capita cost of covered health care benefits rate is assumed to decrease 0.5% per year to an ultimate 5% by fiscal 2018, and remain at that level thereafter.  The effect of one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of October 28, 2011 by $1.2 million.  The service cost and interest cost components of the net periodic postretirement benefit cost for the year would increase by $0.1 million.  A one percentage point decrease in the assumed health care cost trend rates each year would decrease the accumulated postretirement benefit obligation as of October 28, 2011 by $1.1 million.  The service cost and interest cost components of the net periodic postretirement benefit cost for the year would decrease by $0.1 million.  Postretirement life insurance benefits have a minimal effect on the total benefit obligation.

The principal assumptions used in determining the funded status and net periodic benefit cost of our pension plans and other postretirement benefit plans are set forth in the following tables.  The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

Significant assumptions used in determining net periodic benefit cost for the year ended are as follows (in weighted averages):

							Other Postretirement
	U.S. Pension Plans			Non-U.S. Pension Plans			Benefit Plans
	2011	2010	2009	2011	2010	2009	2011	2010	2009

Discount rate	5.60%	5.55%	7.90%	5.24%	5.66%	6.87%	4.85%	4.90%	7.85%
Expected return on plan assets	7.51%	8.10%	8.30%	7.22%	7.22%	7.28%	8.00%	8.00%	8.00%
Rate of compensation increase	4.25%	4.25%	4.25%	4.36%	4.70%	4.78%	-	-	-

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

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

Significant assumptions used in determining benefit obligations as of the fiscal year ended are as follows (in weighted averages):

	U.S.		Non-U.S.		Other Postretirement
	Pension Plans		Pension Plans		Benefit Plans
	2011	2010	2011	2010	2011	2010

Discount rate	5.00%	5.60%	5.28%	5.24%	4.65%	4.85%
Rate of compensation increase	4.25%	4.25%	4.22%	4.36%	-	-

Changes in the projected benefit obligations and pension plan assets relating to the Company’s defined benefit pension plans and other postretirement benefit obligations together with a summary of the amounts recognized in the Consolidated Balance Sheet are set forth in the following tables:

					Other Postretirement
	U.S. Pension Plans		Non-U.S. Pension Plans		Benefit Plans
	October 28,	October 29,	October 28,	October 29,	October 28,	October 29,
In thousands	2011	2010	2011	2010	2011	2010
Change in Benefit Obligations
Net benefit obligations at beginning of year	$1,016,027	$1,008,525	$550,801	$553,014	$34,293	$34,353
Service cost	14,438	14,636	6,099	6,135	981	916
Interest cost	56,268	54,473	28,715	28,244	1,540	1,618
Plan participants' contributions	-	-	1,147	1,079	-	-
Plan amendments	336	1,976	-	-	-	596
Actuarial loss (gain)	70,355	(16,650)	8,889	22,647	(2,044)	(195)
Currency fluctuations	-	-	6,123	(17,455)	-	-
Settlements	-	-	-	(15,429)	-	-
Gross benefits paid	(49,038)	(46,933)	(28,166)	(27,434)	(2,692)	(2,995)
Net benefit obligations at end of year	$1,108,386	$1,016,027	$573,608	$550,801	$32,078	$34,293

Change in Plan Assets
Fair value of plan assets at beginning of year	$652,355	$532,137	$483,043	$450,257	$4,602	$3,415
Actual return on plan assets	89,173	76,161	11,739	64,950	89	603
Currency fluctuations	-	-	5,384	(13,171)	-	-
Employer contributions	141,359	90,991	39,538	22,791	3,371	3,579
Plan participants' contributions	-	-	1,147	1,079	-	-
Settlements	-	-	-	(15,429)	-	-
Gross benefits paid	(49,038)	(46,933)	(28,166)	(27,434)	(2,692)	(2,995)
Fair value of plan assets at end of year	$833,849	$652,356	$512,685	$483,043	$5,370	$4,602

Funded Status
Net amount recognized at end of year	$(274,537)	$(363,671)	$(60,923)	$(67,758)	$(26,708)	$(29,691)

Amounts Recognized in the Consolidated Balance Sheet Consist of:
Current liabilities	$(2,253)	$(2,285)	$(755)	$(796)	$(2,653)	$(3,155)
Other non-current liabilities	(272,284)	(361,386)	(60,168)	(66,962)	(24,055)	(26,536)
Net amount recognized at end of year	$(274,537)	$(363,671)	$(60,923)	$(67,758)	$(26,708)	$(29,691)
Accumulated benefit obligation	$1,059,049	$963,864	$512,913	$507,552	$-	$-

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

Amounts recognized in accumulated other comprehensive (gain) / loss as of October 28, 2011 consists of:

	Pension Plans		Other Postretirement
In thousands	U.S.	Non U.S.	Benefit Plans
Net actuarial loss (gain)	$397,712	$181,867	$(13,570)
Prior service cost	8,231	-	548
Deferred tax	(99,767)	(23,507)	4,786
Total accumulated other comprehensive loss (income)	$306,176	$158,360	$(8,236)

The estimated amounts that will be amortized from accumulated other comprehensive (gain) / loss into net periodic benefit cost during 2012 are as follows:

In thousands	Pension Plans		Other Postretirement
	U.S.	Non U.S.	Benefit Plans
Actuarial (gain) / loss	$34,993	$13,329	$(1,040)
Prior service cost	1,445	-	52
	$36,438	$13,329	$(988)

The defined benefit plans had the following target allocation and weighted-average asset allocations as of October 28, 2011 and October 29, 2010.

	Percentage of Plan Assets
	U.S. Pension Plan			Non-U.S. Pension Plans
	Target			Target
Asset Category	Allocation	2011	2010	Allocation	2011	2010
Equity securities	30%	30%	34%	34%	22%	38%
Debt securities	70%	70%	56%	35%	19%	17%
Other	-	-	10%	31%	59%	45%
Total	100%	100%	100%	100%	100%	100%

U.S. Plan Assets

The plan’s assets are invested to maintain funded ratios over the long-term while managing the risk that funded ratios fall meaningfully below 100%.  While this objective is based on a long-term investment horizon, it is desirable that interim fluctuations in funded status should be limited by increasing correlation between assets and liabilities.

The desired investment return objective is a long-term average annual real rate of return on assets that is approximately 4.25% greater than the assumed inflation rate.  The target rate of return is based upon an analysis of historical returns supplemented with an economic and structural review for each asset class.  There is no assurance that these objectives will be met.

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

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

The following tables summarize the fair value of our pension plan assets by category at October 28, 2011 and October 29, 2010 within the fair value hierarchy as defined by ASC 820.

In Thousands	October 28, 2011
				Total Assets
	Level 1	Level 2	Level 3	at Fair Value
U.S. Pension Plans
Equity securities:
U. S. equities	$171,575	$-	$-	$171,575
Non-U.S. equities	70,069	-	-	70,069

Fixed income securities:
U.S. government bonds	-	272,722	-	272,722
Non-U.S. government bonds	-	15,569	-	15,569
U.S. corporate bonds	-	247,664	-	247,664
Non-U.S. corporate bonds	-	33,495	-	33,495
Other
Cash and cash equivalents	19,629	-	-	19,629
Hedge fund	-	-	1,283	1,283
Other	-	1,843	-	1,843
Total U.S. Pension Plans assets	$261,273	$571,293	$1,283	$833,849

Non-U.S. Pension Plans
Equity securities:
U.S. equities	$28,745	$84	$-	$28,829
Non-U.S. equities	22,193	-	65,743	87,936

Fixed income securities:
U.S. government bonds	-	699	-	699
Non-U.S. government bonds	-	19,379	-	19,379
U.S corporate bonds	-	16,103	-	16,103
Non-U.S. corporate bonds	-	93,095	222,420	315,515
Other	-	2,156	-	2,156
Other
Cash and cash equivalents	42,068	-	-	42,068
Total Non-U.S. Pension Plans assets	$93,006	$131,516	$288,163	$512,685

Other Postretirement Benefits Plans
Equity securities:
U.S. equities	$2,429	$-	$-	$2,429
Non-U.S. equities	689	-	-	689

Fixed income securities:
U.S. government bonds	-	1,193	-	1,193
U.S. corporate bonds	-	977	-	977
Other
Cash and cash equivalents	82	-	-	82
Total Other Postretirement Benefit Plans	$3,200	$2,170	$-	$5,370

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

In Thousands	October 29, 2010
				Total Assets
	Level 1	Level 2	Level 3	at Fair Value
U.S. Pension Plans
Equity securities:
U. S. equities	$193,278	$2,286	$-	$195,564
Non-U.S. equities	777	-	21,291	22,068

Fixed income securities:
U.S. government bonds	-	175,878	-	175,878
Non-U.S. government bonds	-	1,690	-	1,690
U.S. corporate bonds	65,339	111,044	393	176,776
Non-U.S. corporate bonds	-	15,802	-	15,802
Other
Cash and cash equivalents	18,595	-	-	18,595
Hedge fund	-	-	46,146	46,146
Other	-	(163)	-	(163)
Total U.S. Pension Plans assets	$277,989	$306,537	$67,830	$652,356

Non-U.S. Pension Plans
Equity securities:
U.S. equities	$24,536	$98	$54,416	$79,050
Non-U.S. equities	75,515	-	88,868	164,383

Fixed income securities:
U.S. government bonds	-	-	-	-
Non-U.S. government bonds	-	5,609	2,461	8,070
U.S corporate bonds	-	3,718	-	3,718
Non-U.S. corporate bonds	-	77,107	119,576	196,683
Other	-	1,237	-	1,237
Other
Cash and cash equivalents	29,902	-	-	29,902
Total Non-U.S. Pension Plans assets	$129,953	$87,769	$265,321	$483,043

Other Postretirement Benefits Plans
Equity securities:
U.S. equities	$2,290	$-	$-	$2,290
Non-U.S. equities	610	-	-	610
	-	-	-
Fixed income securities:
U.S. government bonds	-	108	-	108
U.S. corporate bonds	-	1,578	-	1,578
Other
Cash and cash equivalents	16	-	-	16
Total Other Postretirement Benefit Plans	$2,916	$1,686	$-	$4,602

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

Below are roll-forwards of assets measured at fair value using Level 3 inputs for the year ended October 28, 2011 and October 29, 2010.

In Thousands	October 28, 2011

	Equities	Fixed Income	Other
U.S. Pension Plans
Balance as of October 31, 2009	$38,100	$883	$80,979

Unrealized gains (losses)	(1,908)	(311)	167
Realized gains	5,167	-	-
(Sales)/purchases/other settlements	(20,068)	-	(35,000)
Transfers in and/or (out) of level 3	-	(179)	-
Balance as of October 29, 2010	$21,291	$393	$46,146

Unrealized gains (losses)	(5,483)	1,096	1,185
Realized gains (losses)	8,116	(831)	-
(Sales)/purchases/other settlements	(23,924)	(658)	(46,048)
Transfers in and/or (out) of level 3	-	-	-
Balance as of October 28, 2011	$-	$-	$1,283

Non-U.S. Pension Plans
Balance as of October 31, 2009	$158,801	$21,147	$-

Unrealized gains (losses)	13,344	2,946	-
Realized gains (losses)	8,148	(8)	-
(Sales)/purchases/other settlements	(37,009)	97,952	-
Transfers in and/or (out) of level 3	-	-	-
Balance as of October 29, 2010	$143,284	$122,037	$-

Unrealized gains (losses)	(8,532)	31,185	-
Realized gains	13,234	47	-
(Sales)/purchases/other settlements	(82,243)	75,720	-
Transfers in and/or (out) of level 3	-	(6,569)	-
Balance as of October 28, 2011	$65,743	$222,420	$-

The following pension and other postretirement benefit payments (which include expected future service) are expected to be paid in each of the following years:

	Pension Plan Payments		Other Postretirement Benefit Plan Payments
			Prior to	After	Impact of
			Medicare	Medicare	Medicare
In thousands	U.S.	Non-U.S.	Part D	Part D	Part D

2012	$53,612	$26,757	$3,862	$3,726	$136
2013	57,530	27,672	3,646	3,516	130
2014	59,938	28,586	3,555	3,433	122
2015	62,731	29,542	3,442	3,327	115
2016	65,554	30,520	3,386	3,280	106
2017- 2021	373,284	168,262	14,278	13,899	379

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

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

The projected benefit obligations, accumulated benefits obligations, and fair value of plan assets for underfunded and overfunded plans have been combined for disclosure purposes.  The projected benefit obligations, accumulated benefit obligations, and fair value of assets for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	U.S. Pension Plans		Non U.S. Pension Plans
In thousands	2011	2010	2011	2010

Projected benefit obligation	$1,108,386	$1,016,027	$27,417	$514,050
Accumulated benefit obligation	1,059,049	963,864	23,895	474,727
Fair value of plan assets	833,849	652,356	14,929	449,846
For 2012, we expect to contribute approximately $180 million to $190 million to our employee pension plans.

15.	Derivatives

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

We are exposed to certain foreign currency risks in the normal course of our global business operations.  For derivative contracts that are designated and qualify for a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax.  This amount is reclassified into the income statement on the line associated with the underlying transaction for the period(s) in which the hedged transaction affects earnings.  The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by September 2012.  Ineffectiveness related to these contracts was recorded in the Consolidated Statement of Income as a gain of $2.7 million and $2.1 million for the year ended October 28, 2011 and October 29, 2010, respectively.

For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss is recorded in the Consolidated Statement of Income under the heading Cost of Sales.  For the years ended October 28, 2011 and October 29, 2010 we recorded losses of $1.6 million and $2.2 million, respectively, in the Consolidated Statement of Income related to fair value hedges which were offset by foreign exchange fluctuations of the underlying receivables.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

The following table summarizes the effect of cash flow hedges on the Consolidated Statement of Income:

In thousands	Effective Portion

Derivative Hedging	Amount of Gain/(Loss) Recognized	Location of Gain/(Loss) Reclassified from AOCI	Amount of Gain/(Loss) Reclassified from AOCI
Relationship	in OCI	into Earnings	into Earnings

Year ended October 28, 2011

Foreign currency forward contracts	$6,841	Cost of sales	$5,871
		Sales	4,039

Year ended October 29, 2010

Foreign currency forward contracts	$(6,491)	Cost of sales	$(4,894)
		Sales	3,402

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

16.	Operating Leases

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

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $33.6 million, $26.5 million, and $24.2 million for 2011, 2010, and 2009, respectively.

At October 28, 2011, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes, and insurance were as follows:

In millions
2012	$29.3
2013	22.5
2014	18.1
2015	9.2
2016	6.2
Thereafter	14.7
Total	$100.0

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

17.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations in accordance with ASC No. 260:

In thousands except share amounts	2011	2010	2009

Numerator:
Income from continuing operations	$631,002	$461,499	$454,650
Loss from discontinued operations	(21,346)	-	-
Net income	$609,656	$461,499	$454,650

Denominator:
Denominator for basic earnings per share -
Weighted average shares	104,916	103,196	102,450
Effect of dilutive securities:
Stock options, restricted stock units and performance shares	1,621	1,709	654
Denominator for diluted earnings per share -
Adjusted weighted average shares and assumed conversions	106,537	104,905	103,104

Basic earnings per share
Continuing operations	$6.01	$4.47	$4.44
Discontinued operations	(0.20)	-	-
Net income	$5.81	$4.47	$4.44

Diluted earnings per share
Continuing operations	$5.92	$4.40	$4.41
Discontinued operations	(0.20)	-	-
Net income	$5.72	$4.40	$4.41

18.	Fair Value Measurements

GAAP establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:

Level 1: Quoted prices in active markets for identical instruments

Level 2: Inputs, other than quoted prices in active markets that are observable for the instrument either directly or indirectly or quoted prices for similar instruments in active markets

Level 3: Unobservable inputs for the instrument where there is little or no market data, which requires the reporting entity to develop its own assumptions

GAAP requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of October 28, 2011 and October 29, 2010.  As of October 28, 2011 and October 29, 2010 we did not have any level 3 assets or liabilities.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

Fair Value Measurements at October 28, 2011

	Carrying	Total Fair
In thousands	Value	Value	Level 1	Level 2

Current Assets
Cash and cash equivalents	$288,321	$288,321	$288,321	$-
Cash held in escrow	$866,000	$866,000	$866,000	$-

Other Current Assets
Derivatives	$8,904	$8,904	$-	$8,904

Other Long-term Assets
Investment in unconsolidated affiliate	$380,114	$371,802	$371,802	$-

Other Accrued Liabilities
Derivatives	$4,004	$4,004	$-	$4,004

Long-term Obligations Including
Amounts due within One Year
6.0 % Senior Notes	$248,008	$281,878	$281,878	$-
6.625% Senior Notes	$148,441	$164,504	$164,504	$-
Term Loan	$493,750	$486,949	$-	$486,949
5.125% Senior Notes	$495,755	$536,350	$536,350	$-

Fair Value Measurements at October 29, 2010

	Carrying	Total Fair
In thousands	Value	Value	Level 1	Level 2

Current Assets
Cash and cash equivalents	$815,581	$815,581	$815,581	$

Other Current Assets
Derivatives	$10,643	$10,643	$-		$10,643

Other Accrued Liabilities
Derivatives	$4,212	$4,212	$-		$4,212

Long-term Obligations Including
Amounts due within One Year
6.0 % Senior Notes	$247,677	$273,125	$273,125		$-
6.625% Senior Notes	$148,417	$152,438	$152,438		$-

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying value approximates fair value based on the short-term nature of these instruments.

Cash held in escrow: The carrying value approximates fair value.

Derivatives: The fair value of forward foreign exchange contracts is based upon a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

Senior Notes:  The fair market value of the Senior Notes is estimated based on market quotations at the respective period end.

Term Loan: The fair value of our term loan is estimated using discounted cash flows and market conditions.

Investment in Unconsolidated Affiliate:  The fair value of the investment is estimated based upon an active quoted market price at the respective period end.  See Note 7 for further information.

19.	Reorganization Items

Reorganization items include income, expenses and losses from settlement of items related to our reorganization under Chapter 11 of the Bankruptcy Code.

Net reorganization items for 2011, 2010, and 2009 consisted of the following:

In thousands	2011	2010	2009

Beloit U.K. receivership settlement	$-	$-	$5,665
Professional fees directly related to the reorganization and other	(35)	(1,310)	(605)
Net reorganization (expense) income	$(35)	$(1,310)	$5,060

20.	Commitments, Contingencies and Off-Balance-Sheet Risks

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

During the Chapter 11 reorganization of Harnischfeger Industries, Inc. (our “Predecessor Company”), in 1999 through the filing of a voluntary petition under Chapter 11 of the United States Bankruptcy Code, the Wisconsin Department of Workforce Development (“DWD”) filed claims against Beloit Corporation (“Beloit”), a former majority owned subsidiary, and us in federal bankruptcy court seeking “at least” $10.0 million in severance benefits and penalties, plus interest, on behalf of former Beloit employees. DWD’s claim against Beloit included unpaid severance pay allegedly due under a severance policy Beloit established in 1996. DWD alleges that Beloit violated its alleged contractual obligations under the 1996 policy when it amended the policy in 1999. The Federal District Court for the District of Delaware removed DWD’s claims from the bankruptcy court and granted summary judgment in our favor on all of DWD’s claims in December 2001. DWD appealed the decision and the judgment was ultimately vacated in part and remanded. Following further proceedings, DWD’s only remaining claim against us is that our Predecessor Company tortiously interfered with Beloit’s employees’ severance benefits in connection with Beloit’s decision to amend its severance policy. We concluded a trial on DWD’s remaining claim during the week of March 1, 2010. On September 21, 2010 the court granted judgment in our favor. DWD then filed a post-judgment motion asking the court to change its decision.  On November 22, 2011, the Court denied and struck DWD’s post-judgment motion.  DWD has 30 days from that date to appeal.  We expect that DWD will file an appeal with the United States Court of Appeals for the Third Circuit. We do not believe these proceedings will have a significant effect on our financial condition, results of operations, or liquidity.

Because DWD’s claims were still being litigated as of the effective date of our Plan of Reorganization, the Plan of Reorganization provided that the claim allowance process with respect to DWD’s claims would continue as long as necessary to liquidate and determine these claims.

At October 28, 2011, we were contingently liable to banks, financial institutions, and others for approximately $287.1 million for outstanding letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business.  Of the $287.1 million, approximately $1.5 million remains in place and is substantially attributable to remaining workers compensation obligations of Beloit Corporation and $5.6 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters.  We believe that the resolution of such environmental matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity of the Company.

21.	Subsequent Events

On October 31, 2011, we entered into a credit agreement that provides for a further term loan commitment (“Commitment”) of $250.0 million that may be drawn in a single advance up to March 1, 2012.  If drawn upon, the Commitment requires quarterly principal payments beginning in the second quarter of fiscal year 2012 and matures June 16, 2016.  The Commitment contains terms and conditions that are substantially similar to the terms and conditions of the Credit Agreement and the Term Loan.  Outstanding borrowings bear interest equal to the LIBOR (defined as applicable LIBOR rate for the equivalent interest period plus 1.50% to 2.50% depending on our credit rating) or the Base Rate (defined as the highest of the Prime Rate, Federal Funds Rate plus 0.5%, or Eurodollar Rate plus 1.0%) at our option.   The Commitment is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios.  Upon approval from MOFCOM and satisfaction of other customary closing conditions, we intend to use the net proceeds to fund in part the acquisition of shares under the SPA and related tender offer of IMM.  Any remaining proceeds will be used for general corporate purposes.  However, if we do not receive approval from MOFCOM, the $866.0 million of cash held in escrow on the Consolidated Balance Sheet will become unrestricted cash, the $500.0 million 2021 Notes may be redeemed, in whole but not in part, and we would not draw upon the commitments under the October 31, 2011 term loan nor the July 11, 2011 Bridge Loan Agreement.

On November 22, 2011, our Directors declared a cash dividend of $0.175 per outstanding share of common stock.  The dividend will be paid on December 19, 2011 to all shareholders of record at the close of business on December 5, 2011.

On December 20, 2011, MOFCOM approved the purchase of IMM shares covered by the SPA and the acquisition is expected to close on or around December 30, 2011.  At such time, we will have a controlling interest of approximately 69.2% of IMM’s outstanding common stock and accordingly will be required under Rule 26.1 of the Hong Kong Takeovers Code to make an unconditional cash tender offer to purchase the remaining outstanding shares and options to purchase shares at a minimum per share purchase price of HK$8.50.  If all of the shares and options to purchase shares of IMM common stock are purchased, under the tender offer, the aggregate purchase price would be approximately $456.1 million subject to exchange rate fluctuation.  IMM reported revenues of RMB 1,942 million ($306.3 million) and operating profit of RMB 417 million ($65.8 million) for its most recent fiscal year ended December 31, 2010.  During fiscal 2011, the investment in IMM was accounted for under the equity method and we recognized estimated income of $3.4 million.  After the closing under the SPA, the Company will include IMM in its consolidated financial statements.

22.	Segment Information

We have historically operated in two reportable segments:  Underground Mining Machinery and Surface Mining Equipment.  Crushing and conveying operating results related to surface applications are reported as part of the Surface Mining Equipment segment, while total crushing and conveying operating results are included with the Underground Mining Machinery segment.  Eliminations consist of the surface applications of crushing and conveying included in both operating segments.  On June 22, 2011 we completed the acquisition of LeTourneau.  LeTourneau historically operated in three business segments, mining equipment, steel products, and drilling products.  Results of mining equipment and steel products are included with our Surface Mining Equipment segment.  The drilling products segment was sold on October 24, 2011 and results from the drilling products segment are classified as discontinued operations.

Operating income (loss) of segments does not include interest income and expense, reorganization items, corporate administration and provision for income taxes.  Identifiable assets are those used in our operations in each segment.  Corporate assets consist primarily of deferred financing costs, cash and cash equivalents and deferred income taxes and at October 28, 2011 cash held in escrow.  The accounting policies of the segments are the same as those described in Note 2, “Significant Accounting Policies.”

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

	Underground Mining	Surface Mining
In thousands	Machinery	Equipment	Corporate	Eliminations	Total

Fiscal 2011
Net Sales	$2,576,625	$1,959,353	$-	$(132,072)	$4,403,906

Operating income (loss)	$595,262	$422,472	$(65,693)	$(31,862)	$920,179
Interest Income	-	-	13,869	-	13,869
Interest expense	-	-	(38,180)	-	(38,180)
Reorganization items	-	-	(35)	-	(35)
Income from continuing operations before income taxes	$595,262	$422,472	$(90,039)	$(31,862)	$895,833

Depreciation and Amortization	$40,537	$38,339	$1,742	$-	$80,618

Capital Expenditures	$50,701	$59,022	$800	$-	$110,523

Total Assets	$2,022,553	$1,936,246	$1,467,555	$-	$5,426,354

Fiscal 2010
Net Sales	$2,126,788	$1,518,605	$-	$(121,059)	$3,524,334

Operating income (loss)	$433,902	$336,236	$(43,126)	$(29,909)	$697,103
Interest Income	-	-	13,195	-	13,195
Interest expense	-	-	(29,964)	-	(29,964)
Reorganization items	-	-	(1,310)	-	(1,310)
Income before income taxes	$433,902	$336,236	$(61,205)	$(29,909)	$679,024

Depreciation and Amortization	$39,142	$20,472	$1,865	$-	$61,479

Capital Expenditures	$37,273	$35,380	$821	$-	$73,474

Total Assets	$1,803,141	$856,764	$611,108	$-	$3,271,013

Fiscal 2009
Net Sales	$2,278,691	$1,460,445	$-	$(140,822)	$3,598,314

Operating income (loss)	$461,019	$322,170	$(41,759)	$(39,118)	$702,312
Interest Income	-	-	7,485	-	7,485
Interest expense	-	-	(32,217)	-	(32,217)
Reorganization items	-	-	5,060	-	5,060
Income before income taxes	$461,019	$322,170	$(61,431)	$(39,118)	$682,640

Depreciation and Amortization	$39,689	$18,846	$1,079	$-	$59,614

Capital Expenditures	$54,903	$39,054	$171	$-	$94,128

Total Assets	$1,661,642	$791,480	$542,129	$-	$2,995,251

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

Geographical Segment Information

	Total	Interarea	Sales to Unaffiliated	Operating	Long Lived
In thousands	Sales	Sales	Customers	Income (Loss)	Assets

2011
United States	$2,815,722	$(804,206)	$2,011,516	$510,694	$332,892
Europe	515,817	(190,188)	325,629	67,505	42,470
Australia	727,598	(23,282)	704,316	125,349	46,038
Other Foreign	1,425,999	(63,554)	1,362,445	394,158	159,894
Interarea Eliminations	(1,081,230)	1,081,230	-	(111,834)	-
	$4,403,906	$-	$4,403,906	$985,872	$581,294

2010
United States	$2,135,032	$(601,475)	$1,533,557	$397,966	$235,021
Europe	315,836	(68,293)	247,543	31,371	53,190
Australia	527,663	(20,151)	507,512	91,911	38,783
Other Foreign	1,290,191	(54,469)	1,235,722	279,703	120,557
Interarea Eliminations	(744,388)	744,388	-	(60,722)	-
	$3,524,334	$-	$3,524,334	$740,229	$447,551

2009
United States	$2,333,654	$(550,105)	$1,783,549	$524,576	$217,768
Europe	520,012	(260,731)	259,281	82,678	44,682
Australia	579,160	(32,906)	546,254	96,928	41,233
Other Foreign	1,071,284	(62,054)	1,009,230	227,124	96,458
Interarea Eliminations	(905,796)	905,796	-	(187,235)	-
	$3,598,314	$-	$3,598,314	$744,071	$400,141

Product Information

In thousands	2011	2010	2009

Original equipment	$1,785,380	$1,426,744	$1,628,375
Aftermarket	2,618,526	2,097,590	1,969,939
Total revenues	$4,403,906	$3,524,334	$3,598,314

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

23.	Subsidiary Guarantors

The following tables present condensed consolidated financial information for fiscal years 2011, 2010, and 2009 for; (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement, the Term Loan, the Bridge Loan Agreement, and the Senior Notes issued in November 2006, which include Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co., Continental Crushing & Conveying Inc., LeTourneau Technologies, Inc., and certain immaterial wholly owned subsidiaries of LeTourneau Technologies, Inc. (the “Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidated
Statement of Income
Fiscal Year Ended October 28, 2011
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$2,782,132	$2,718,355	$(1,096,581)	$4,403,906

Cost of sales	-	1,861,215	1,886,857	(850,467)	2,897,605

Product development, selling and administrative expenses	65,239	290,044	246,727	-	602,010
Other (income) and expense	-	19,038	(34,748)	(178)	(15,888)
Operating income (loss)	(65,239)	611,835	619,519	(245,936)	920,179

Intercompany items	46,179	(37,107)	(123,156)	114,084	-
Interest income (expense) - net	(35,487)	2,285	8,891	-	(24,311)
Reorganization items	(35)	-	-	-	(35)

Income (loss) from continuing operations before income taxes and equity	(54,582)	577,013	505,254	(131,852)	895,833

Provision (benefit) for income taxes	(66,365)	240,118	91,078	-	264,831
Equity in income (loss) of subsidiaries	619,219	140,514	-	(759,733)	-

Income from continuing operations	$631,002	$477,409	$414,176	$(891,585)	$631,002

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

Condensed Consolidated
Statement of Income
Fiscal Year Ended October 29, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$2,081,016	$2,188,814	$(745,496)	$3,524,334

Cost of sales	-	1,400,103	1,551,507	(600,902)	2,350,708

Product development, selling and administrative expenses	42,776	237,392	200,468	-	480,636
Other (income) and expense	-	59,799	(63,912)	-	(4,113)
Operating income (loss)	(42,776)	383,722	500,751	(144,594)	697,103

Intercompany items	41,121	(59,151)	(73,731)	91,761	-
Interest income (expense) - net	(28,209)	3,197	8,243	-	(16,769)
Reorganization items	(1,310)	-	-	-	(1,310)
Income (loss) from operations before income taxes and equity	(31,174)	327,768	435,263	(52,833)	679,024

Provision (benefit) for income taxes	(25,294)	173,403	69,416	-	217,525
Equity in income (loss) of subsidiaries	467,379	139,231	-	(606,610)	-

Income from continuing operations	$461,499	$293,596	$365,847	$(659,443)	$461,499

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

Condensed Consolidated
Statement of Income
Fiscal Year Ended October 30, 2009
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$2,332,609	$2,178,182	$(912,477)	$3,598,314

Cost of sales	-	1,578,224	1,592,690	(725,400)	2,445,514

Product development, selling and administrative expenses	41,581	233,482	179,459	-	454,522
Other (income) expense	-	55,974	(60,008)	-	(4,034)
Operating income (loss)	(41,581)	464,929	466,041	(187,077)	702,312

Intercompany items	39,373	(62,360)	(94,177)	117,164	-
Interest income (expense) - net	(30,698)	2,247	3,719	-	(24,732)
Reorganization items	24,370	-	(19,310)	-	5,060
Income (loss) from operations before income taxes and equity	(8,536)	404,816	356,273	(69,913)	682,640

Provision (benefit) for income taxes	(16,743)	167,017	77,716	-	227,990
Equity in income (loss) of subsidiaries	446,443	201,690	-	(648,133)	-

Income from continuing operations	$454,650	$439,489	$278,557	$(718,046)	$454,650

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

Condensed Consolidating Balance Sheets:
As of October 28, 2011
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$1,053,875	$1,224,326	$1,508,026	$(222,220)	$3,564,007
Property, plant and equipment-net	1,530	324,505	213,536	-	539,571
Intangible assets-net	-	792,972	20,947	-	813,919
Other assets	2,632,946	1,966,826	1,182,149	(5,273,064)	508,857
Total assets	$3,688,351	$4,308,629	$2,924,658	$(5,495,284)	$5,426,354

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$61,269	$909,006	$854,915	$(100,619)	$1,724,571
Long-term debt	1,354,704	1,638	70	-	1,356,412
Accrued pension costs	318,173	6,950	7,329	-	332,452
Other non-current liabilities	2,410	9,373	49,341	-	61,124
Shareholders’ equity	1,951,795	3,381,662	2,013,003	(5,394,665)	1,951,795
Total liabilities and shareholders’ equity	$3,688,351	$4,308,629	$2,924,658	$(5,495,284)	$5,426,354

As of October 29, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$488,248	$744,525	$1,236,264	$(107,110)	$2,361,927
Property, plant and equipment-net	964	185,073	191,987	-	378,024
Intangible assets-net	-	284,993	19,524	-	304,517
Other assets	1,714,000	501,526	963,265	(2,952,246)	226,545
Total assets	$2,203,212	$1,716,117	$2,411,040	$(3,059,356)	$3,271,013

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$21,885	$477,105	$561,519	$(37,185)	$1,023,324
Long-term debt	396,094	-	232	-	396,326
Accrued pension costs	413,302	7,926	7,120	-	428,348
Other non-current liabilities	29,565	13,794	37,290	-	80,649
Shareholders’ equity	1,342,366	1,217,292	1,804,879	(3,022,171)	1,342,366

Total liabilities and shareholders’ equity	$2,203,212	$1,716,117	$2,411,040	$(3,059,356)	$3,271,013

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

Condensed Consolidating Statement of Cash Flows:
Year Ended October 28, 2011
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Consolidated

Net cash provided (used) by operating activities – continuing operations	$982,185	$(313,821)	$(168,638)	$499,726
Net cash provided (used) by operating activities – discontinued operations	-	-	4,967	4,967
Net cash provided (used) by operating activities	982,185	(313,821)	(163,671)	504,693

Investing Activities
Investment in IMM	(376,724)	-	-	(376,724)
Acquisition of businesses, net of cash acquired	(1,048,908)	-	-	(1,048,908)
Proceeds from sale of LeTourneau Technologies Drilling Systems, Inc.	-	375,000	-	375,000
Deposits of cash into escrow	(866,000)	-	-	(866,000)
Other	(1,173)	(63,330)	(40,742)	(105,245)
Net cash provided (used) by investing activities – continuing operations	(2,292,805)	311,670	(40,742)	(2,021,877)
Net cash provided (used) by investing activities – discontinuing operations	-	-	-	-
Net cash provided (used) by investing activities	(2,292,805)	311,670	(40,742)	(2,021,877)

Financing Activities
Share-based payment awards	68,323	-	-	68,323
Dividends paid	(73,262)	-	-	(73,262)
Issuance of senior notes	495,755	-	-	495,755
Borrowings under term loan	500,000	-	-	500,000
Changes in short and long-term obligations, net	(6,250)	2,041	3,169	(1,040)
Financing fees	(13,060)	-	-	(13,060)
Net cash provided (used) by financing activities – continuing operations	971,506	2,041	3,169	976,716
Net cash provided (used) by financing activities – discontinuing operations	-	-	-	-
Net cash provided (used) by financing activities	971,506	2,041	3,169	976,716

Effect of exchange rate changes on cash and cash equivalents	-	-	13,208	13,208
Increase (decrease) in cash and cash equivalents	(339,114)	(110)	(188,036)	(527,260)
Cash and cash equivalents at beginning of period	439,295	16,262	360,024	815,581
Cash and cash equivalents at end of period	$100,181	$16,152	$171,988	$288,321

Year Ended October 29, 2010
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Consolidated

Net cash provided (used) by operating activities	$477,426	$36,453	$69,610	$583,489
Net cash provided (used) by investing activities	(1,099)	(39,086)	(34,730)	(74,915)
Net cash provided (used) by financing activities	(183,255)	(135)	(1,666)	(185,056)

Effect of exchange rate changes on cash and cash equivalents	-	-	20,378	20,378
Increase (decrease) in cash and cash equivalents	293,072	(2,768)	53,592	343,896
Cash and cash equivalents at beginning of period	146,223	19,030	306,432	471,685
Cash and cash equivalents at end of period	$439,295	$16,262	$360,024	$815,581

Index

Joy Global Inc.
Notes to Consolidated Financial Statements
October 28, 2011

Year Ended October 30, 2009
(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net cash provided (used) by operating activities	$190,174	$51,468	$210,319	$-	$451,961
Net cash provided (used) used by investing activities	(795)	(35,857)	(67,362)	-	(104,014)
Net cash provided (used) used by financing activities	(98,849)	(13)	(8,699)	-	(107,561)

Effect of exchange rate changes on cash and cash equivalents	-	-	29,724	-	29,724
Increase (decrease) in cash and cash equivalents	90,530	15,598	163,982	-	270,110
Cash and cash equivalents at beginning of period	55,693	3,432	142,450	-	201,575
Cash and cash equivalents at end of period	$146,223	$19,030	$306,432	$-	$471,685
24.	Supplemental Subsidiary Guarantors

The following tables present condensed consolidated financial information for fiscal year 2011 for; (a) the Company; (b) on a combined basis, the guarantors of the 2021 Notes issued in October 2011, which include Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co., Continental Crushing & Conveying Inc. and LeTourneau Technologies, Inc. (the “Supplemental Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”).  Separate financial statements of the Supplemental Subsidiary Guarantors are not presented because the guarantors are unconditionally, jointly, and severally liable under the guarantees, and we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidated
Statement of Income
Fiscal Year Ended October 28, 2011
(In thousands)

		Supplemental
	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$-	$2,761,635	$2,738,852	$(1,096,581)	$4,403,906

Cost of sales	-	1,847,957	1,900,115	(850,467)	2,897,605

Product development, selling and administrative expenses	65,239	286,328	250,443	-	602,010
Other (income) and expense	-	19,007	(34,717)	(178)	(15,888)
Operating income (loss)	(65,239)	608,343	623,011	(245,936)	920,179

Intercompany items	46,179	(37,107)	(123,156)	114,084	-
Interest income (expense) - net	(35,487)	2,248	8,928	-	(24,311)
Reorganization items	(35)	-	-	-	(35)
Income (loss) from continuing operations before income taxes and equity	(54,582)	573,484	508,783	(131,852)	895,833

Provision (benefit) for income taxes	(66,365)	240,107	91,089	-	264,831
Equity in income (loss) of subsidiaries	619,219	140,514	-	(759,733)	-

Income from continuing operations	$631,002	$473,891	$417,694	$(891,585)	$631,002

Index

Condensed Consolidating Balance Sheet
As of October 28, 2011
(In thousands)

		Supplemental
	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$1,053,875	$1,180,749	$1,551,603	$(222,220)	$3,564,007
Property, plant and equipment-net	1,530	316,377	221,664	-	539,571
Intangible assets-net	-	792,972	20,947	-	813,919
Other assets	2,632,946	1,966,826	1,182,149	(5,273,064)	508,857
Total assets	$3,688,351	$4,256,924	$2,976,363	$(5,495,284)	$5,426,354

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$61,269	$900,871	$863,050	$(100,619)	$1,724,571
Long-term debt	1,354,704	1,638	70	-	1,356,412
Accrued pension costs	318,173	6,950	7,329	-	332,452
Other non-current liabilities	2,410	9,373	49,341	-	61,124
Shareholders’ equity	1,951,795	3,338,092	2,056,573	(5,394,665)	1,951,795

Total liabilities and shareholders’ equity	$3,688,351	$4,256,924	$2,976,363	$(5,495,284)	$5,426,354

Index

Condensed Consolidating Statement of Cash Flows:
Year Ended October 28, 2011
(In thousands)

		Supplemental
	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Consolidated

Net cash provided (used) by operating activities – continuing operations	$982,185	$(314,135)	$(168,324)	$499,726
Net cash provided (used) by operating activities – discontinued operations	-	-	4,967	4,967
Net cash provided (used) by operating activities	982,185	(314,135)	(163,357)	504,693

Investing Activities
Investment in IMM	(376,724)	-	-	(376,724)
Acquisition of business, net of cash acquired	(1,048,908)	-	-	(1,048,908)
Proceeds from sale of LeTourneau Technologies Drilling Systems, Inc.	-	375,000	-	375,000
Deposits of cash into escrow	(866,000)	-	-	(866,000)
Other	(1,173)	(63,016)	(41,056)	(105,245)
Net cash provided (used) by investing activities – continuing operations	(2,292,805)	311,984	(41,056)	(2,021,877)
Net cash provided (used) by investing activities – discontinuing operations	-	-	-	-
Net cash provided (used) by investing activities	(2,292,805)	311,984	(41,056)	(2,021,877)

Financing Activities
Share-based payment awards	68,323	-	-	68,323
Dividends paid	(73,262)	-	-	(73,262)
Issuance of senior notes	495,755	-	-	495,755
Borrowings under term loan	500,000	-	-	500,000
Changes in short and long-term obligations, net	(6,250)	2,041	3,169	(1,040)
Financing fees	(13,060)	-	-	(13,060)
Net cash provided (used) by financing activities – continuing operations	971,506	2,041	3,169	976,716
Net cash provided (used) by financing activities – discontinuing operations	-	-	-	-
Net cash provided (used) by financing activities	971,506	2,041	3,169	976,716

Effect of exchange rate changes on cash and cash equivalents	-	-	13,208	13,208
Increase (decrease) in cash and cash equivalents	(339,114)	(110)	(188,036)	(527,260)
Cash and cash equivalents at beginning of period	439,295	16,262	360,024	815,581
Cash and cash equivalents at end of period	$100,181	$16,152	$171,988	$288,321

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on the 22nd day of December 2011.

JOY GLOBAL INC.
(Registrant)

/s/ Michael W. Sutherlin

Michael W. Sutherlin
President and Chief Executive Officer

Each person whose signature appears below hereby appoints Michael W. Sutherlin and Sean D. Major, and each of them severally, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 22, 2011.

Signature	Title

/s/ Michael W. Sutherlin	President and Chief Executive Officer and Director
Michael W. Sutherlin	(Principal Executive Officer)

/s/ Michael S. Olsen	Executive Vice President and Chief Financial Officer
Michael S. Olsen	(Principal Financial Officer)

/s/ Ricky T. Dillon	Vice President, Controller and Chief Accounting Officer
Ricky T. Dillon	(Principal Accounting Officer)

/s/ John Nils Hanson	Chairman of the Board of Directors
John Nils Hanson

/s/ Steven L. Gerard	Director
Steven L. Gerard

/s/ John T. Gremp	Director
John T. Gremp

/s/ Gale E. Klappa	Director
Gale E. Klappa

/s/ Richard B. Loynd	Director
Richard B. Loynd

/s/ P. Eric Siegert	Director
P. Eric Siegert

/s/ James H. Tate	Director
James H. Tate

December 22, 2011

Index

JOY GLOBAL INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning	Additions Charged		Currency Translation	Acquisitions/ Discontinued	Balance at End
Classification	of Year	to Expense	Deductions (1)	Effects	Operations	of Year

Allowance Deducted in Consolidated
Balance Sheet from Accounts Receivable:

Fiscal 2011	$9,881	$2,766	$(3,376)	$131	$147	$9,549

Fiscal 2010	$10,688	$4,020	$(5,535)	$708	$-	$9,881

Fiscal 2009	$4,836	$6,923	$(1,433)	$362	$-	$10,688

(1) Represents write-off of bad debts net of recoveries

	Balance at Beginning of Year	Allocated to Tax Expense	Reclass to L-T Deferred Tax Assets	Balance at End of Year
Allowance Deducted in Consolidated
Balance Sheet from Deferred Tax Assets:

Fiscal 2011	$123,512	$995	$(1,455)	$123,052

Fiscal 2010	$113,604	$1,164	$8,744	$123,512

Fiscal 2009	$112,933	$114	$557	$113,604