Form 10-Q
period 2012-01-27
JOY GLOBAL INC
filed 2012-03-02
CIK 801898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 27, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2012
Common Stock, $1 par value	105,822,684

JOY GLOBAL INC.

FORM 10-Q INDEX

January 27, 2012

Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by forward-looking terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “foremost,” “indicate,” “intend,” “may be,” “objective,” “plan,” “potential,” “predict,” “should,” “will be,” and similar expressions. Forward-looking statements are based on our expectations and assumptions at the time they are made and are subject to risks and uncertainties, that may cause actual results to differ materially from the forward-looking statements. In addition, certain market outlook information is based on third party sources that we cannot independently verify, but that we believe to be reliable. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, risks associated with acquisitions, and the risks discussed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for our fiscal year ended October 28, 2011, and in other filings that we make with the SEC. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Quarter Ended
	January 27, 2012	January 28, 2011

Net sales	$1,136,201	$869,532
Costs and expenses:
Cost of sales	772,776	584,131
Product development, selling and administrative expenses	171,356	132,130
Other income	(21,677)	(527)

Operating income	213,746	153,798
Interest income	1,193	3,445
Interest expense	(17,270)	(7,831)
Reorganization items	—	(35)

Income from continuing operations before income taxes	197,669	149,377
Provision for income taxes	55,150	47,145

Income from continuing operations	142,519	102,232
Income from continuing operations attributable to non-controlling interest	(109)	—

Income from continuing operations attributable to Joy Global Inc.	142,410	102,232

Loss from discontinued operations, net of income taxes	(58)	—
Loss from discontinued operations, net of income taxes attributable to non-controlling interest	—	—

Loss from discontinued operations, net of income taxes attributable to Joy Global Inc.	(58)	—

Net income	142,461	102,232
Net income attributable to non-controlling interest	(109)	—

Net income attributable to Joy Global Inc.	$142,352	$102,232

Basic earnings per share:
Continuing operations	$1.35	$0.98
Discontinued operation	—	—

Net Income	$1.35	$0.98

Diluted earnings per share:
Continuing operations	$1.33	$0.96
Discontinued operation	—	—

Net Income	$1.33	$0.96

Dividends per share	$0.175	$0.175

Weighted average shares outstanding:
Basic	105,405	104,158

Diluted	106,752	106,043

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands)

	January 27, 2012	October 28, 2011

ASSETS
Current assets:
Cash and cash equivalents	$283,246	$288,321
Cash held in escrow	276,314	866,000
Accounts receivable, net	1,103,166	884,696
Inventories	1,558,825	1,334,134
Other current assets	210,619	190,568
Current assets of discontinued operations	—	288

Total current assets	3,432,170	3,564,007

Property, plant and equipment, net	662,473	539,571
Investment in unconsolidated affiliate	—	380,114
Other intangible assets, net	419,946	385,441
Goodwill	1,483,352	428,478
Deferred income taxes	72,643	73,123
Other non-current assets	95,952	55,448
Non-current assets of discontinued operations	—	172

Total assets	$6,166,536	$5,426,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$53,070	$35,895
Trade accounts payable	481,102	452,519
Employee compensation and benefits	96,777	147,664
Advance payments and progress billings	901,863	771,841
Accrued warranties	101,816	82,737
Other accrued liabilities	240,028	206,588
Current liabilities of discontinued operations	26,086	27,327

Total current liabilities	1,900,742	1,724,571

Long-term obligations	1,343,979	1,356,412
Accrued pension costs	296,409	332,452
Other liabilities	83,720	61,124

Total liabilities	3,624,850	3,474,559

Shareholders’ equity attributable to Joy Global Inc.	2,111,034	1,951,795
Non-controlling interest	430,652	—

Total Equity	2,541,686	1,951,795

Total liabilities and shareholders’ equity	$6,166,536	$5,426,354

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Quarter Ended
	January 27, 2012	January 28, 2011
Operating Activities:
Net income	$142,461	$102,232
Loss from discontinued operations	58	—
Adjustments to continuing operations:
Depreciation and amortization	26,779	15,862
Deferred income taxes	(2,558)	829
Excess income tax benefit from share-based payment awards	(17,500)	(14,260)
Contributions to retiree benefit plans	(45,864)	(43,774)
Retiree benefit plan expense	14,858	12,800
Other, net	(33,992)	548
Changes in Working Capital Items Attributed to Continuing Operations, net of acquisition:
Accounts receivable, net	38,988	12,132
Inventories, net	(167,210)	(70,818)
Other current assets	(14,862)	(9,010)
Trade accounts payable	(51,789)	(33,682)
Employee compensation and benefits	(49,804)	(52,408)
Advance payments and progress billings	121,894	77,305
Other accrued liabilities	24,397	(4,733)

Net cash used by operating activities – continuing operations	(14,144)	(6,977)
Net cash used by operating activities – discontinued operations	(4,363)	—

Net cash used by operating activities	(18,507)	(6,977)

Investing Activities:
Property, plant and equipment acquired	(49,435)	(28,402)
Acquisition of controlling interest in International Mining Machinery, net of cash acquired	(513,761)	—
Withdrawal of cash held in escrow	589,686	—
Other, net	151	53

Net cash provided (used) by investing activities – continuing operations	26,641	(28,349)
Net cash provided by investing activities – discontinued operations	—	—

Net cash provided (used) by investing activities	26,641	(28,349)

Financing Activities:
Share-based payment awards	19,476	53,163
Dividends paid	(18,397)	(18,133)
Change in short and long-term obligations, net	(10,571)	3,030
Financing fees	(1,628)	(75)

Net cash (used) provided by financing activities – continuing operations	(11,120)	37,985
Net cash provided by financing activities – discontinued operations	—	—

Net cash (used) provided by financing activities	(11,120)	37,985

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,089)	1,306

(Decrease) Increase in Cash and Cash Equivalents	(5,075)	3,965
Cash and Cash Equivalents at Beginning of Period	288,321	815,581

Cash and Cash Equivalents at End of Period	$283,246	$819,546

See Notes to Condensed Consolidated Financial Statements.

1.	Description of Business

Joy Global Inc. (the “Company”) is a worldwide leader in high productivity mining solutions, and we manufacture and market original equipment and aftermarket parts and services for both underground and surface mining and certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands and other minerals. We operate in two business segments: Underground Mining Machinery (“Joy Mining Machinery” or “Joy”) and Surface Mining Equipment (“P&H Mining Equipment” or “P&H”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining.

2.	Basis of Presentation

The Condensed Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q are unaudited and have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In our opinion, all adjustments necessary for the fair presentation on a going concern basis of the results of operations, cash flows and financial position for all periods presented have been made. All such adjustments made are of a normal recurring nature. The preparation of the financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from the estimates.

These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 28, 2011. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

3.	Acquisitions

Acquisition of a Controlling Interest In International Mining Machinery Holdings Limited

On December 29, 2011, we completed the purchase of 534.8 million shares of International Mining Machinery Holdings Limited (“IMM”). The shares, which represented approximately 41.1% of IMM’s outstanding common stock, were purchased pursuant to a stock purchase agreement, dated July 11, 2011, as amended and restated on July 14, 2011. The shares were purchased for HKD8.50 per share, or approximately $584.6 million. As a result of this and prior open market purchases, we acquired a controlling interest of approximately 69.2% of IMM’s outstanding common stock and were required by Rule 26.1 of the Hong Kong Takeovers Code to commence a tender offer to purchase all of the outstanding shares of IMM common stock and options to purchase IMM common stock that we did not already own. The tender offer commenced on January 6, 2012. At January 27, 2012 we owned approximately 69.8% of IMM’s outstanding common stock. As described in Note 14, Subsequent Events, we completed the tender offer on February 10, 2012 and currently own 98.9% of IMM’s outstanding common stock.

Prior to obtaining control on December 29, 2011, the investment in IMM had been accounted for under the equity method. Upon obtaining control, we applied the acquisition method of accounting, re-measured the preexisting interest at fair value and recorded a gain of $19.4 million. The gain is reported in the Condensed Consolidated Statement of Income under “other income.” The results of operations for IMM have been included in the accompanying Condensed Consolidated Financial Statements from December 29, 2011 forward as part of the Underground Mining Machinery segment. Prior to obtaining control, our share of income from IMM was reported in the Condensed Consolidated Statement of Income under “other income” and included in Corporate.

Due to the limited amount of time since the date of acquisition, the initial purchase price allocation has preliminarily been assigned based on the historical net book value of the assets acquired, with the remainder assigned to goodwill.

Acquisition of LeTourneau Technologies, Inc.

We completed the acquisition of LeTourneau Technologies, Inc. (“LeTourneau”) on June 22, 2011. LeTourneau historically operated in three businesses; mining equipment, steel products and drilling products. Subsequent to the acquisition, we entered into a definitive agreement to sell the drilling products business of LeTourneau and that transaction closed on October 24, 2011. The results of operations for LeTourneau have been included in the accompanying Condensed Consolidated Financial Statements from the acquisition date forward, with results of the drilling products business being included as results of discontinued operations while the mining equipment and steel products business results are included in continuing operations as part of the surface mining equipment segment.

We purchased all of the outstanding shares of LeTourneau. The purchase price for the acquisition was as follows:

(in thousands)

Cash consideration	$1,100,000
Working capital purchase price adjustments	(46,323)

$1,053,677

The purchase price has been finalized, yet the allocation of the purchase price is subject to change for certain potential adjustments related to working capital. The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is based upon the estimated fair values at the date of acquisition. The fair values of the assets and liabilities included in the table below are preliminary and subject to change principally as we are currently in the process of finalizing the disposition of certain assets and liabilities related to the drilling products business. Adjustments have been made in the current quarter to reflect additional warranty liability, certain personnel related liabilities, and to update estimates related to the disposition of certain liabilities related to the drilling products business.

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

(in thousands)

Assets Acquired:
Cash and cash equivalents	$4,769
Accounts receivable	52,910
Inventories	200,050
Other current assets	187
Current assets of discontinued operations	331,412
Property, plant and equipment	106,394
Other intangible assets and goodwill	554,253
Other non-current assets	2,776
Non-current assets of discontinued operations	233,096

Total assets acquired	1,485,847
Liabilities Assumed:
Accounts payable	(37,217)
Employee compensation and benefits	(10,576)
Advance payments and progress billings	(97,228)
Other accrued liabilities	(97,641)
Current liabilities of discontinued operations	(189,508)

Total liabilities assumed	(432,170)

$1,053,677

The fair value for acquired assets was primarily determined based on discounted expected cash flows. Adjustments have been made to the above information from the preliminary purchase price allocation at October 28, 2011. Of the $554.3 million of intangible assets and goodwill related to continuing operations, $181.2 million has been assigned to intangible assets that are being amortized and $37.2 million has been assigned to trademarks which are not being amortized. The determination of the useful life was based on historical experience, economic factors, and future cash flows of the assets acquired. The intangible assets have been assigned to the following categories and are being amortized over a weighted-average useful life of 18 years:

(in thousands)

Customer relationships	$76,500
Patents	69,900
Unpatented technology	31,600
Backlog	3,200

$181,200

4.	Inventories

Consolidated inventories consisted of the following:

(in thousands)	January 27, 2012	October 28, 2011

Finished goods	$954,463	$832,730
Work in process and purchased parts	369,177	269,798
Raw materials	235,185	231,606

	$1,558,825	$1,334,134

IMM added $73.2 million to January 27, 2012 inventories.

5.	Warranties

The following table reconciles the changes in the product warranty reserve.

	Quarter Ended
(in thousands)	January 27, 2012	January 28, 2011

Balance, beginning of period	$82,737	$62,351
Accrual for warranty expensed during the period	11,355	6,565
Settlements made during the period	(9,147)	(8,430)
Change in liability for pre-existing warranties during the period, including expirations	10,841	144
Effect of foreign currency translation	(617)	849
Acquired warranty - IMM	6,647	—

Balance, end of period	$101,816	$61,479

An adjustment was made in the current quarter to reflect a $10.0 million change in the liability for pre-existing warranties related to the mining equipment business of LeTourneau, as noted in Note 3.

6.	Borrowings and Credit Facilities

Direct borrowings and capital lease obligations consisted of the following:

(in thousands)	January 27, 2012	October 28, 2011

Term Loan due 2016	$487,500	$493,750
6.0% Senior Notes due 2016	248,095	248,008
6.625% Senior Notes due 2036	148,447	148,441
5.125% Senior Notes due 2021	495,837	495,755
Short-term notes payable and bank overdrafts	15,570	4,140
Capital leases and other	1,600	2,213

	1,397,049	1,392,307
Less: Amounts due within one year	(53,070)	(35,895)

Long-term obligations	$1,343,979	$1,356,412

We have a $700.0 million unsecured revolving credit facility (“Credit Agreement”) set to expire November 3, 2014. Under the terms of the Credit Agreement we pay a commitment fee ranging from 0.25% to 0.5% on the unused portion of the revolving credit facility based on our credit rating. Outstanding borrowings bear interest equal to the London Interbank Offered Rate (“LIBOR”) (defined as applicable LIBOR rate for the equivalent interest period plus 1.75% to 2.75% depending upon our credit rating) or the Base Rate (defined as the highest of the Prime Rate, Federal Funds Rate plus 0.5%, or Eurodollar Rate plus 1.0%) at our option. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other return of capital when the consolidated leverage ratio exceeds a stated level amount. At January 27, 2012, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

At January 27, 2012, there were no direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $700.0 million credit limit, totaled $255.6 million. At January 27, 2012, there was $444.4 million available for borrowings under the Credit Agreement.

In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (the “Notes”) with interest on the Notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2007. The Notes are guaranteed by each of our current and future material domestic subsidiaries. The Notes were issued in a private placement under an exemption from registration provided by the Securities Act, as amended. In the second quarter of fiscal 2007, the Notes were exchanged for substantially identical notes that are registered under the Securities Act. At our option, we may redeem some or all of the Notes at a redemption price of the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes.

On June 16, 2011, we entered into a credit agreement, which matures June 16, 2016, and provided for a $500.0 million term loan commitment (the “Term Loan”). The Term Loan requires quarterly principal payments that began in the fourth quarter of fiscal year 2011. The Term Loan contains terms and conditions that are substantially similar to the terms and conditions of the Credit Agreement. Outstanding borrowings bear interest equal to LIBOR (defined as applicable LIBOR rate for the equivalent interest period plus 1.25% to 2.125% depending upon our credit rating) or the Base Rate (defined as the highest of the Prime Rate, Federal Funds Rate plus 0.5%, or Eurodollar Rate plus 1.0%) at our option. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. At January 27, 2012, we were in compliance with all financial covenants of the Term Loan.

On July 11, 2011, in conjunction with the IMM share purchase agreement, we entered into a $1.5 billion senior unsecured bridge term loan facility (the “Bridge Loan Agreement”). The commitment under the Bridge Loan Agreement has been reduced pursuant to its terms by the value of open market purchases of IMM shares, cash deposits into escrow from the new 5.125% Senior Notes due October 15, 2021 (the “2021 Notes”), proceeds from the sale of LeTourneau’s drilling products business and voluntary reductions. At January 27, 2012, no amounts were outstanding under the Bridge Loan Agreement and we were in compliance with all financial covenants of the Bridge Loan Agreement. The Bridge Loan Agreement was subsequently terminated on February 10, 2012.

On October 12, 2011, we issued $500.0 million aggregate principal amount of the 2021 Notes at a discount of $4.2 million in an offering that was registered under the Securities Act. Interest on the 2021 Notes will be paid semi-annually in arrears on October 15 and April 15 of each year, starting on April 15, 2012 and the 2021 Notes are guaranteed by each of our current and future material domestic subsidiaries. At our option, we may redeem some or all of the 2021 Notes at a redemption price of the greater of 100% of the principal amount of the 2021 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.5%.

On October 31, 2011, we entered into a credit agreement that provides for a further $250.0 million term loan commitment (the “Commitment”). The Commitment requires quarterly principal payments beginning in the second quarter of fiscal year 2012 and matures June 16, 2016. The Commitment contains terms and conditions that are substantially similar to the terms and conditions of the Credit Agreement and the Term Loan. Outstanding borrowings bear interest equal to LIBOR (defined as applicable LIBOR rate for the equivalent interest period plus 1.50% to 2.50% depending on our credit rating) or the Base Rate (defined as the highest of the Prime Rate, Federal Funds Rate plus 0.5%, or Eurodollar Rate plus 1.0%) at our option. The Commitment is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. At January 27,

2012, no amounts were outstanding under the Commitment and we were in compliance with all financial covenants of the Commitment. The Commitment was subsequently drawn in full on February 10, 2012, in conjunction with the settlement of the IMM tender offer.

7.	Share-Based Compensation

We recognized total share-based compensation expense for the quarter ended January 27, 2012 and January 28, 2011 of approximately $7.2 million and $6.0 million, respectively.

Stock Options

	Number of Options	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (In Millions)

Outstanding at October 28, 2011	1,834,348	$46.05	$82.8

Options granted	424,500	89.56
Options exercised	(160,489)	27.80	9.5
Options forfeited and cancelled	(8,999)	47.51

Outstanding at January 27, 2012	2,089,360	$56.18	$77.2

Exercisable at January 27, 2012	1,174,976	$37.91	$64.9

The fair value of the stock awards is the estimated fair value at grant date using the Black-Scholes valuation model and is recognized as expense on a straight line basis over the vesting period, which is three years. The weighted average assumptions and resulting estimated fair value is as follows:

Quarter Ended January 27, 2012
Risk free interest rate	0.39%
Expected volatility	44.92%
Expected life in years	3.73
Dividend yield	0.81%
Weighted average estimated fair value at grant date	$28.71

Restricted Stock Units

	Number of Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (In Millions)

Outstanding at October 28, 2011	867,974	$48.32

Units granted	220,200	89.57
Units earned from dividends	2,357	73.05
Units settled	(59,278)	28.67	$5.2
Units deferred	(25,252)	34.87	2.2
Units forfeited	(7,987)	61.51

Outstanding at January 27, 2012	998,014	$58.88

Performance Shares

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (In Millions)

Outstanding at October 28, 2011	669,749	$38.38

Shares granted	101,900	89.62
Shares distributed	(450,855)	21.69	$36.9

Outstanding at January 27, 2012	320,794	$78.11

8.	Retiree Benefits

The components of the net periodic pension and other post-retirement benefits expense recognized are as follows:

	Pension Benefits Quarter Ended		Postretirement Benefits Quarter Ended
(in thousands)	January 27, 2012	January 28, 2011	January 27, 2012	January 28, 2011

Service cost	$5,413	$5,135	$250	$285
Interest cost	21,187	21,191	363	406
Expected return on assets	(24,423)	(22,884)	(90)	(92)
Amortization of:
Prior service cost	361	344	13	12
Actuarial loss (gain)	12,083	8,787	(299)	(384)

Net periodic benefit cost	$14,621	$12,573	$237	$227

The actuarial loss (gain) arises from differences in estimates and actual experiences for certain assumptions including changes in discount rate and expected return on assets. During fiscal 2012 we expect to contribute approximately $180.0 million to $190.0 million to our defined benefit employee pension plans.

9.	Derivatives

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

We are exposed to certain foreign currency risks in the normal course of our global business operations. For derivative contracts that are designated and qualify for a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the income statement on the line associated with the underlying transaction for the period(s) in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by January 2014. Ineffectiveness related to these derivative contracts was recorded in the Condensed Consolidated Statement of Income as a gain of $1.2 million and an immaterial gain for the quarters ended January 27, 2012 and January 28, 2011, respectively.

For derivative contracts that are designated and qualify as a fair value hedge, gain or loss is recorded in the Condensed Consolidated Statement of Income under the heading Cost of Sales. For the quarters ended January 27, 2012 and January 28, 2011, we recorded a $0.9 million loss and a $0.2 million loss, respectively, in the Condensed Consolidated Statement of Income related to fair value hedges which was offset by foreign exchange fluctuations of the underlying receivables.

The following table summarizes the effect of cash flow hedges on the Consolidated Statement of Income:

(in thousands)	Effective Portion
	Amount of Gain/(Loss) Recognized	Gain/(Loss) Reclassified from AOCI into Earnings
Derivative Hedging Relationship	in OCI	Location	Amount

Foreign currency forward contracts
Quarter ended January 27, 2012	$1,734	Cost of sales	$800
		Sales	(234)

Quarter ended January 28, 2011	$1,469	Cost of sales	$(822)
		Sales	2,939

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

10.	Equity and Noncontrolling Interest

Changes in consolidated equity attributable to Joy Global Inc. and noncontrolling interest consisted of the following, net of taxes where applicable:

	Quarter Ended January 27, 2012			Quarter Ended January 28, 2011
	Equity Attributable to Joy Global Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Joy Global Inc.	Equity Attributable to Noncontrolling Interests	Total Equity
Beginning balance	$1,951,795	$—	$1,951,795	$1,342,366	$—	$1,342,366
Acquisition of controlling interest in IMM	—	437,654	437,654	—	—	—
Comprehensive income (loss):
Net income	142,352	109	142,461	102,232	—	102,232
Change in pension liability, net of taxes	8,719	—	8,719	5,886	—	5,886
Derivative instrument fair market value adjustment, net of taxes	760	—	760	(422)	—	(422)
Currency translation adjustment	7,316	—	7,316	4,653	—	4,653

Total comprehensive income:	159,147	437,763	596,910	112,349	—	112,349
Other changes in equity:
Cash dividends	(18,397)	—	(18,397)	(18,133)	—	(18,133)
Purchase of IMM shares from noncontrolling interest	—	(7,111)	(7,111)	—	—	—
Other, including share based payment awards and options exercised	18,489	—	18,489	67,716	—	67,716

Ending balance	$2,111,034	$430,652	$2,541,686	$1,504,298	$—	$1,504,298

11.	Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income attributable to Joy Global Inc. by the weighted-average number of shares outstanding during each period. Diluted net income per share is computed by dividing net income attributable to Joy Global Inc. by the weighted-average number of shares outstanding during each period, plus dilutive potential shares considered outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share.

	Quarter Ended
(in thousands except per share data)	January 27, 2012	January 28, 2011
Numerator:
Income from continuing operations available to common shareholders	$142,410	$102,232
Loss from discontinued operations available to common shareholders	(58)	—

Net income available to common shareholders	$142,352	$102,232

Denominator:
Denominator for basic net income per share -
Weighted average shares	105,405	104,158
Effect of dilutive securities:
Stock options, restricted stock units and performance shares	1,347	1,885

Denominator for diluted net income per share -
Adjusted weighted average shares and assumed conversions	106,752	106,043

Basic earnings per share:
Continuing operations	$1.35	$0.98
Discontinued operations	—	—

Net income	$1.35	$0.98

Diluted earnings per share:
Continuing operations	$1.33	$0.96
Discontinued operations	—	—

Net income	$1.33	$0.96

12.	Fair Value Measurements

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of January 27, 2012 and October 28, 2011. As of January 27, 2012 and October 28, 2011, we did not have any level 3 assets or liabilities.

Fair Value Measurements

at January 27, 2012

(in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2

Current Assets
Cash and cash equivalents	$283,246	$283,246	$283,246	$—
Cash held in escrow	$276,314	$276,314	$276,314	$—

Other Current Assets
Derivatives	$10,792	$10,792	$—	$10,792

Other Accrued Liabilities
Derivatives	$9,677	$9,677	$—	$9,677

Long-term Obligations Including Amounts due within One Year
6.0 % Senior Notes	$248,095	$285,058	$285,058	$—
6.625% Senior Notes	$148,447	$160,527	$160,527	$—
Term Loan due 2016	$487,500	$481,114	$—	$481,114
5.125% Senior Notes	$495,837	$543,000	$543,000	$—

Fair Value Measurements

at October 28, 2011

(in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2

Current Assets
Cash and cash equivalents	$288,321	$288,321	$288,321	$—
Cash held in escrow	$866,000	$866,000	$866,000	$—

Other Current Assets
Derivatives	$8,904	$8,904	$—	$8,904

Other Long-term Assets
Investment in unconsolidated affiliate	$380,114	$371,802	$371,802	$—

Other Accrued Liabilities
Derivatives	$4,004	$4,004	$—	$4,004

Long-term Obligations Including Amounts due within One Year
6.0 % Senior Notes	$248,008	$281,878	$281,878	$—
6.625% Senior Notes	$148,441	$164,504	$164,504	$—
Term Loan due 2016	$493,750	$486,949	$—	$486,949
5.125% Senior Notes	$495,755	$536,350	$536,350	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and cash equivalents: The carrying value approximates fair value based on the short-term nature of these instruments.

Cash held in escrow: The carrying value approximates fair value.

Derivatives: The fair value of forward foreign exchange contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Senior Notes: The fair market value of the Senior Notes is estimated based on market quotations at the respective period end.

Term Loan: The fair value of our Term Loan is estimated using discounted cash flows and market conditions.

Investment in Unconsolidated Affiliate: The fair value of the investment is estimated based upon an active quoted market price at the respective period end. We obtained control of IMM on December 29, 2011 and the results of operations of IMM have been included with our Underground Mining Equipment segment from the acquisition date forward. See Note 3 for further information.

13.	Contingent Liabilities

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

During the reorganization of our predecessor Harnischfeger Industries, Inc. in 1999 under Chapter 11 of the United States Bankruptcy Code, the Wisconsin Department of Workforce Development (“DWD”) filed claims against Beloit Corporation (“Beloit”), a former majority owned subsidiary, and us in federal bankruptcy court seeking “at least” $10.0 million in severance benefits and penalties, plus interest, on behalf of former Beloit employees. DWD’s claim against Beloit included unpaid severance pay due under a severance policy Beloit established in 1996. DWD alleges that Beloit violated its alleged contractual obligations under the 1996 policy when it amended the policy in 1999. The Federal District Court for the District of Delaware removed DWD’s claims from the bankruptcy court and granted summary judgment in our favor on all of DWD’s claims in December 2001. DWD appealed the decision and the judgment was ultimately vacated in part and remanded. Following further proceedings, DWD’s only remaining claim against us was that our predecessor tortiously interfered with Beloit’s decision to amend its severance policy. We concluded a trial on DWD’s remaining claim during the week of March 1, 2010. On September 21, 2010, the court granted judgment in our favor. DWD then filed a post-judgment motion asking the court to change its decision. That motion was denied and stricken by the court on November 22, 2011. Any appeal by DWD was due on December 22, 2011. DWD did not appeal and thus the case remains resolved in our favor and is over.

Because DWD’s claims were still being litigated as of the effective date of our plan of reorganization, the plan of reorganization provided that the claim allowance process with respect to DWD’s claims would continue as long as necessary to liquidate and determine these claims.

On January 27, 2012, we were contingently liable to banks, financial institutions, and others for approximately $281.7 million for outstanding letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $281.7 million, approximately $15.8 million relates to surety bonds and $10.3 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

14.	Subsequent Events

On February 17, 2012, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend will be paid on March 19, 2012 to all shareholders of record at the close of business on March 5, 2012.

On February 3, 2012 we extended the previously announced tender offer for the outstanding shares and options of IMM to February 10, 2012. On February 10, 2012, we completed our tender offer. In the tender offer, IMM shareholders tendered approximately 384.9 million shares of IMM common stock, representing approximately 29.6% of the outstanding common stock of IMM, and elections to cancel approximately 17.9 million options to purchase IMM common stock, representing 100% of IMM options. We have accepted for purchase all tendered shares and elections to cancel options and have paid aggregate consideration for these securities of $426.8 million. The tender offer settlement was funded from cash held in escrow and our draw on February 10, 2012 of the full $250.0 million under the Commitment. In conjunction with the draw, the Bridge Loan Agreement was terminated.

The tender offer, combined with our prior purchases, resulted in our beneficial ownership of 1.3 billion IMM shares, or approximately 98.9% of the outstanding common stock, for total consideration of approximately $1.4 billion. We intend to effect the compulsory acquisition of the remaining IMM shares under applicable provisions of the Cayman Island Companies Law, under which IMM is incorporated. We expect to pay consideration of approximately $16.3 million, calculated at present exchange rates, to complete the compulsory acquisition. We currently expect to complete the compulsory acquisition of the remaining shares of IMM common stock in the third fiscal quarter of 2012. The combined effect of these transactions will result in our beneficial ownership of 100% of the common stock of IMM.

15.	Segment Information

We operate in two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Crushing and conveying operating results related to surface applications are reported as part of the Surface Mining Equipment segment, while total crushing and conveying operating results are included with the Underground Mining Machinery segment. Eliminations consist of the surface applications of crushing and conveying included in both operating segments. On June 22, 2011 we completed the acquisition of LeTourneau. LeTourneau historically operated in three business segments, mining equipment, steel products, and drilling products. Results of mining equipment and steel products are included with our Surface Mining Equipment segment. The drilling products segment was sold on October 24, 2011 and results from the drilling products segment are classified as discontinued operations. On December 29, 2011, we obtained control of IMM. IMM is a leading designer and manufacturer of underground coal mining equipment in China. The results of operations for IMM have been included in the Underground Mining Machinery segment from the acquisition date forward.

In thousands	Underground Mining Machinery	Surface Mining Equipment	Corporate	Eliminations	Total
Quarter ended January 27, 2012
Net sales	$639,303	$532,306	$—	$(35,408)	$1,136,201
Operating income (loss)	131,508	97,210	(6,859)	(8,113)	213,746
Interest and reorganization items	—	—	(16,077)	—	(16,077)

Income (loss) from continuing operations before income taxes	$131,508	$97,210	$(22,936)	$(8,113)	$197,669

Depreciation and amortization	$9,975	$16,757	$47	$—	$26,779
Capital expenditures	$15,926	$31,908	$1,601	$—	$49,435
Total assets	$3,680,747	$2,031,243	$454,546	$—	$6,166,536

Quarter ended January 28, 2011
Net sales	$510,938	$385,843	$—	$(27,249)	$869,532
Operating income (loss)	95,371	75,885	(10,714)	(6,744)	153,798
Interest and reorganization items	—	—	(4,421)	—	(4,421)

Income (loss) before income taxes	$95,371	$75,885	$(15,135)	$(6,744)	$149,377

Depreciation and amortization	$10,188	$5,617	$57	$—	$15,862
Capital expenditures	$19,703	$8,699	$—	$—	$28,402
Total assets	$1,846,120	$872,081	$637,676	$—	$3,355,877

16.	Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 provides us the option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step quantitative impairment test is required. Otherwise, no further testing is required. ASU 2011-08 will be effective for the goodwill impairment tests performed in fiscal 2013, with early adoption permitted. The adoption is not expected to have any impact on our financial condition or results of operations.

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

The following tables present condensed consolidated financial information of continuing operations as of January 27, 2012 and October 28, 2011 and for the quarter ended January 27, 2012 and January 28, 2011 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement, the Term Loan, the Bridge Loan Agreement and Senior Notes issued in November 2006, which include the significant domestic operations of Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co., LeTourneau

Technologies, Inc., and Continental Crushing & Conveying Inc. (the “Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the “Non-Guarantor Subsidiaries”).

The borrowings are fully and unconditionally guaranteed on a joint and several unsecured basis by the Subsidiary Guarantors, which are direct and indirect wholly-owned subsidiaries of Joy Global Inc. We conduct all of our business and derive essentially all of our income from our subsidiaries. Therefore, our ability to make payments on the obligations is dependent on the earnings and distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the Parent Company. Separate financial statements of the Subsidiary Guarantors are not presented because we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidating Statement of Income

Quarter Ended January 27, 2012

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$708,243	$751,944	$(323,986)	$1,136,201

Cost of sales	—	489,349	537,889	(254,462)	772,776

Product development, selling and administrative expenses	26,995	82,703	61,658	—	171,356
Other (income) expense	—	7,864	(29,541)	—	(21,677)

Operating income (loss)	(26,995)	128,327	181,938	(69,524)	213,746

Intercompany items	14,723	(7,435)	(32,753)	25,465	—
Interest income (expense) - net	(16,693)	102	514	—	(16,077)
Reorganization items	—	—	—	—	—

Income (loss) from continuing operations before income taxes and equity	(28,965)	120,994	149,699	(44,059)	197,669

Provision (benefit) for income taxes	(13,242)	47,367	21,025	—	55,150
Equity in income (loss) of subsidiaries	158,242	57,563	—	(215,805)	—

Income from continuing operations	142,519	131,190	128,674	(259,864)	142,519

Income from continuing operations attributable to non-controlling interest	(109)	—	(109)	109	(109)

Income from continuing operations attributable to Joy Global Inc.	$142,410	$131,190	$128,565	$(259,755)	$142,410

Condensed Consolidating Statement of Income

Quarter Ended January 28, 2011

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$532,140	$518,202	$(180,810)	$869,532

Cost of sales	—	358,535	368,832	(143,236)	584,131

Product development, selling and administrative expenses	10,688	64,009	57,433	—	132,130
Other (income) expense	—	19,113	(19,640)	—	(527)

Operating income (loss)	(10,688)	90,483	111,577	(37,574)	153,798

Intercompany items	11,634	(14,430)	(16,213)	19,009	—
Interest income (expense) - net	(7,483)	870	2,227	—	(4,386)
Reorganization items	(35)	—	—	—	(35)

Income (loss) from continuing operations before income taxes and equity	(6,572)	76,923	97,591	(18,565)	149,377

Provision (benefit) for income taxes	(6,830)	33,848	20,127	—	47,145
Equity in income (loss) of subsidiaries	101,974	28,667	—	(130,641)	—

Income from continuing operations	$102,232	$71,742	$77,464	$(149,206)	$102,232

Condensed Consolidating Balance Sheets:

As of January 27, 2012

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$421,828	$1,287,747	$1,997,102	$(274,507)	$3,432,170
Property, plant and equipment-net	3,084	342,637	316,752	—	662,473
Intangible assets-net	—	822,199	1,081,099	—	1,903,298
Other assets	3,788,077	2,042,442	1,040,619	(6,702,543)	168,595

Total assets	$4,212,989	$4,495,025	$4,435,572	$(6,977,050)	$6,166,536

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$44,684	$887,915	$1,077,540	$(135,483)	$1,874,656
Current liabilities of discontinued operation	—	51,132	(25,046)	—	26,086
Long-term debt	1,342,379	1,533	67	—	1,343,979
Accrued pension costs	282,190	7,252	6,967	—	296,409
Other non-current liabilities	2,050	13,491	68,179	—	83,720

Total liabilities	1,671,303	961,323	1,127,707	(135,483)	3,624,850

Shareholders’ equity attributable to Joy Global Inc.	2,541,686	3,533,702	2,877,213	(6,841,567)	2,111,034
Noncontrolling interest	—	—	430,652	—	430,652

Total equity	2,541,686	3,533,702	3,307,865	(6,841,567)	2,541,686

Total liabilities and shareholders’ equity	$4,212,989	$4,495,025	$4,435,572	$(6,977,050)	$6,166,536

As of October 28, 2011

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$1,053,875	$1,224,326	$1,508,026	$(222,220)	$3,564,007
Property, plant and equipment-net	1,530	324,505	213,536	—	539,571
Intangible assets-net	—	792,972	20,947	—	813,919
Other assets	2,632,946	1,966,826	1,182,149	(5,273,064)	508,857

Total assets	$3,688,351	$4,308,629	$2,924,658	$(5,495,284)	$5,426,354

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$61,269	$909,006	$854,915	$(100,619)	$1,724,571
Long-term debt	1,354,704	1,638	70	—	1,356,412
Accrued pension costs	318,173	6,950	7,329	—	332,452
Other non-current liabilities	2,410	9,373	49,341	—	61,124

Total liabilities	1,736,556	926,967	911,655	(100,619)	3,474,559

Shareholders’ equity attributable to Joy Global Inc.	1,951,795	3,381,662	2,013,003	(5,394,665)	1,951,795
Noncontrolling interest	—	—	—	—	—

Total equity	1,951,795	3,381,662	2,013,003	(5,394,665)	1,951,795
Total liabilities and shareholders’ equity	$3,688,351	$4,308,629	$2,924,658	$(5,495,284)	$5,426,354

Condensed Consolidating Statement of Cash Flows:

Quarter Ended January 27, 2012

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities – continuing operations	$(19,035)	$28,333	$(23,442)	$(14,144)
Net cash used by operating activities – discontinued operations	—	—	(4,363)	(4,363)

Net cash provided (used) by operating activities	(19,035)	28,333	(27,805)	(18,507)

Investing Activities:
Acquisition of controlling interest in IMM, net of cash acquired	(589,686)	—	75,925	(513,761)
Withdrawal of cash held in escrow	589,686	—	—	589,686
Other	(1,641)	(31,666)	(15,977)	(49,284)

Net cash provided (used) by investing activities – continuing operations	(1,641)	(31,666)	59,948	26,641
Net cash used by investing activities – discontinued operations	—	—	—	—

Net cash provided (used) by investing activities	(1,641)	(31,666)	59,948	26,641

Net cash used by financing activities – continuing operations	(6,799)	(100)	(4,221)	(11,120)
Net cash used by financing activities – discontinued operations	—	—	—	—

Net cash used by financing activities	(6,799)	(100)	(4,221)	(11,120)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,089)	(2,089)

Increase (decrease) in cash and cash equivalents	(27,475)	(3,433)	25,833	(5,075)
Cash and cash equivalents at beginning of period	100,181	16,152	171,988	288,321

Cash and cash equivalents at end of period	$72,706	$12,719	$197,821	$283,246

Quarter Ended January 28, 2011

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated

Net cash provided (used) by operating activities	$9,276	$33,613	$(49,866)	$(6,977)
Net cash used by investing activities	(109)	(16,536)	(11,704)	(28,349)
Net cash provided by financing activities	34,955	—	3,030	37,985

Effect of exchange rate changes on cash and cash equivalents	—	—	1,306	1,306

Increase (decrease) in cash and cash equivalents	44,122	17,077	(57,234)	3,965
Cash and cash equivalents at beginning of period	439,295	16,262	360,024	815,581

Cash and cash equivalents at end of period	$483,417	$33,339	$302,790	$819,546

18.	Supplemental Subsidiary Guarantors

The following tables present condensed consolidated financial information as of January 27, 2012 and October 28, 2011 and for the quarter ended January 27, 2012 for: (a) the Company; (b) on a combined basis, the guarantors of the 2021 Notes issued in October 2011, which include Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co., Continental Crushing & Conveying Inc. and LeTourneau Technologies, Inc. (the “Supplemental Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”).

The borrowings are fully and unconditionally guaranteed on a joint and several unsecured basis by the Supplemental Subsidiary Guarantors, which are direct and indirect wholly owned subsidiaries of Joy Global Inc. We conduct all of our business and derive essentially all of our income from our subsidiaries. Therefore, our ability to make payments on the obligations is dependent on the earnings and distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the Parent Company. Separate financial statements of the Supplemental Subsidiary Guarantors are not presented because we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidating Statement of Income

Quarter Ended January 27, 2012

(In thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$692,872	$767,315	$(323,986)	$1,136,201

Cost of sales	—	478,418	548,820	(254,462)	772,776

Product development, selling and administrative expenses	26,995	80,815	63,546	—	171,356
Other (income) expense	—	7,970	(29,647)	—	(21,677)

Operating income (loss)	(26,995)	125,669	184,596	(69,524)	213,746

Intercompany items	14,723	(7,435)	(32,753)	25,465	—
Interest income (expense) - net	(16,693)	110	506	—	(16,077)
Reorganization items	—	—	—	—	—

Income (loss) from continuing operations before income taxes and equity	(28,965)	118,344	152,349	(44,059)	197,669

Provision (benefit) for income taxes	(13,242)	47,334	21,058	—	55,150
Equity in income (loss) of subsidiaries	158,242	57,563	—	(215,805)	—

Income from continuing operations	142,519	128,573	131,291	(259,864)	142,519

Income from continuing operations attributable to non-controlling interest	(109)	—	(109)	109	(109)

Income from continuing operations attributable to Joy Global Inc.	$142,410	$128,573	$131,182	$(259,755)	$142,410

Condensed Consolidating Balance Sheets:

As of January 27, 2012

(In thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$421,828	$1,241,080	$2,043,769	$(274,507)	$3,432,170
Property, plant and equipment-net	3,084	334,838	324,551	—	662,473
Intangible assets-net	—	822,199	1,081,099	—	1,903,298
Other assets	3,788,077	2,042,389	1,040,672	(6,702,543)	168,595

Total assets	$4,212,989	$4,440,506	$4,490,091	$(6,977,050)	$6,166,536

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$44,684	$880,724	$1,084,731	$(135,483)	$1,874,656
Current liabilities of discontinued operation	—	51,132	(25,046)	—	26,086
Long-term debt	1,342,379	1,533	67	—	1,343,979
Accrued pension costs	282,190	7,252	6,967	—	296,409
Other non-current liabilities	2,050	13,491	68,179	—	83,720

Total liabilities	1,671,303	954,132	1,134,898	(135,483)	3,624,850

Shareholders’ equity attributable to Joy Global Inc.	2,541,686	3,486,374	2,924,541	(6,841,567)	2,111,034
Noncontrolling Interest	—	—	430,652	—	430,652

Total equity	2,541,686	3,486,374	3,355,193	(6,841,567)	2,541,686

Total liabilities and shareholders’ equity	$4,212,989	$4,440,506	$4,490,091	$(6,977,050)	$6,166,536

As of October 28, 2011

(In thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$1,053,875	$1,180,749	$1,551,603	$(222,220)	$3,564,007
Property, plant and equipment-net	1,530	316,377	221,664	—	539,571
Intangible assets-net	—	792,972	20,947	—	813,919
Other assets	2,632,946	1,966,826	1,182,149	(5,273,064)	508,857

Total assets	$3,688,351	$4,256,924	$2,976,363	$(5,495,284)	$5,426,354

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$61,269	$900,871	$863,050	$(100,619)	$1,724,571
Long-term debt	1,354,704	1,638	70	—	1,356,412
Accrued pension costs	318,173	6,950	7,329	—	332,452
Other non-current liabilities	2,410	9,373	49,341	—	61,124
Shareholders’ equity	1,951,795	3,338,092	2,056,573	(5,394,665)	1,951,795

Total liabilities and shareholders’ equity	$3,688,351	$4,256,924	$2,976,363	$(5,495,284)	$5,426,354

Condensed Consolidating Statement of Cash Flows:

Quarter Ended January 27, 2012

(In thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities – continuing operations	$(19,035)	$24,921	$(20,030)	$(14,144)
Net cash used by operating activities – discontinued operations	—	—	(4,363)	(4,363)

Net cash provided (used) by operating activities	(19,035)	24,921	(24,393)	(18,507)

Investing Activities:
Acquisition of controlling interest in IMM, net of cash acquired	(589,686)	—	75,925	(513,761)
Withdrawal of cash held in escrow	589,686	—	—	589,686
Other	(1,641)	(31,635)	(16,008)	(49,284)

Net cash provided (used) by investing activities – continuing operations	(1,641)	(31,635)	59,917	26,641
Net cash used by investing activities – discontinued operations	—	—	—	—

Net cash provided (used) by investing activities	(1,641)	(31,635)	59,917	26,641

Net cash used by financing activities – continuing operations	(6,799)	(100)	(4,221)	(11,120)
Net cash used by financing activities – discontinued operations	—	—	—	—

Net cash used by financing activities	(6,799)	(100)	(4,221)	(11,120)

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,089)	(2,089)

Increase (decrease) in cash and cash equivalents	(27,475)	(6,814)	29,214	(5,075)
Cash and cash equivalents at beginning of period	100,181	16,152	171,988	288,321

Cash and cash equivalents at end of period	$72,706	$9,338	$201,202	$283,246

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Item 1 of this report. Dollar amounts are in thousands, except share and per share data and as indicated.

Overview

Joy Global Inc. is a worldwide leader in high-productivity mining solutions. We manufacture and market original equipment and aftermarket parts and services for both underground and surface mining and certain industrial applications through two business segments: Underground Mining Machinery (“Joy Mining Machinery” or “Joy”) and Surface Mining Equipment (“P&H Mining Equipment” or “P&H”). Joy is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. P&H is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. Our principal manufacturing facilities are located in the United States (“U.S.”), including facilities in Pennsylvania, Wisconsin, Kentucky, Texas and Alabama and international facilities in China, United Kingdom, South Africa, Canada, Chile and Australia.

International Mining Machinery

On July 11, 2011, we entered into a Share Purchase Agreement (“SPA”) with TJCC Holdings Limited, a corporation controlled by The Jordan Company, L.P., to acquire 534.8 million shares of common stock, or approximately 41.1%, of IMM, for HKD8.50 per share. IMM is a leading designer and manufacturer of underground coal mining equipment in China. On July 28, 2011, August 16, 2011 and September 2, 2011 we purchased approximately 136.5 million, 102.0 million and 127.2 million shares, respectively, of IMM for a total of $376.7 million. These shares were purchased on the open market and represented approximately 28.1% of the total outstanding shares of IMM. On December 20, 2011, the Anti-monopoly Bureau of the Ministry of Commerce (“MOFCOM”) approved the purchase of IMM shares covered by the SPA and the acquisition closed on December 29, 2011 for $584.6 million. At such time, we acquired a controlling interest of approximately 69.2% of IMM’s outstanding common stock and we recognized a $19.4 million gain on the re-measurement of our pre-existing equity interest in IMM. On January 6, 2012 in accordance with Rule 26.1 of the Hong Kong Takeovers Code we commenced an unconditional cash tender offer to purchase the outstanding IMM shares and options to purchase IMM shares that we did not own at a per share purchase price of HKD8.50 or, for options, the amount by which HKD8.50 exceeded the exercise price for each option. On February 3, 2012, the original expiration date, we extended that tender offer to February 10, 2012. On February 10, 2012, we completed the tender offer. As a result of the tender offer, we beneficially own approximately 98.9% of the outstanding common stock, for which we have paid approximately $1.4 billion. The purchase of shares acquired in the tender offer was funded from cash held in escrow and borrowings under the October 31, 2011 term loan commitment drawn on February 10, 2012. We intend to effect the compulsory acquisition of the remaining shares under applicable provisions of the Cayman Island Companies Law, under which IMM is incorporated. We expect to pay consideration of approximately $16.3 million, calculated at present exchange rates, to complete the compulsory acquisition. We expect to complete the compulsory acquisition of the remaining shares in our third fiscal quarter of 2012. The combined effect of these transactions will result in our ownership of 100% of the common stock of IMM. We adjusted our estimated share of income from our equity investment prior to obtaining control and recognized $0.8 million, which includes a reduction of $0.6 million related to the acceleration of share based payment expense on the change of control, of equity income during the first quarter of 2012.

Operating Results

Bookings in the first quarter of 2012 were approximately $1.4 billion, an increase of 16.8% from the prior year first quarter. Original equipment bookings increased $41.6 million or 6.5%, while aftermarket bookings increased $164.9 million or 28.1% as parts, service and rebuild orders remain strong across most regions. The Surface Mining Equipment segment original equipment bookings excluding LeTourneau increased 80.7% when compared to the prior year first quarter with strong orders in South America and South Africa. Original equipment orders for the Underground Mining Machinery segment decreased as a result of a significant Australian booking in the prior year’s first quarter that did not repeat in the current year. Foreign currency translation unfavorably impacted bookings by $9.3 million when compared to the prior year first quarter.

Net sales in the first quarter of 2012 were approximately $1.1 billion, an increase of 30.7% from the prior year, which includes a $96.2 million increase in aftermarket sales and a $170.5 million increase in original equipment sales. Sales increased in most regions for both segments. Foreign currency translation unfavorably impacted sales by $3.9 million when compared to the first quarter of the prior year.

Operating profit in the first quarter of 2012 increased $59.9 million to $213.7 million, an increase of 39.0%, as a result of higher sales volume, favorable manufacturing overhead absorption and favorable price realization. These benefits were partially offset by higher product development, selling and administrative expenses, including $14.3 million of acquisition related costs.

The results of LeTourneau’s mining equipment business are included with our Surface Mining Equipment segment. For the first quarter, LeTourneau’s mining equipment business had bookings of $84.3 million, net sales of $78.3 million and operating income of $3.1 million. Operating income was reduced by $9.1 million for purchase accounting charges, of which $5.1 million was attributable to acquired inventories.

The results of IMM are included with our Underground Mining Machinery segment. For the four week period during the first quarter in which the results of IMM are consolidated, IMM had bookings of $15.5 million, net sales of $10.5 million and operating income of $0.5 million. Operating income was reduced by $0.3 million for purchase accounting charges.

Net income from continuing operations attributable to Joy Global was $142.4 million, or $1.33 per diluted share in the first quarter of 2012 compared to $102.2 million or $0.96 per diluted share in 2011.

Market Outlook

The end markets for the commodities that are mined by the Company’s customers are defined by an improving global economic outlook on one hand and mild winter weather in North America on the other. Improvements in the U.S. economy as well as evidence of a “soft landing” in China, are giving confidence to commodity markets despite potential lingering headwinds from the Eurozone debt crises.

While some 2012 economic forecasts were revised downward in the second half of 2011, the overall emerging market growth story remains intact. The Chinese economy performed stronger than expected in the fourth quarter at almost 9% annual growth, and should continue to drive commodity demand. The build out of the western electricity grid and social housing programs will further support double digit year-over-year growth in Chinese industrial production. In addition, Japan’s industrial production is expected to rebound by 5% over last year. Finally, global manufacturing improved through the second half of 2011, and provides increasing support to commodity markets.

Copper prices have increased almost 13% this year to $3.97 per pound as uncertainty surrounding Eurozone debt issues abates and positive economic news comes from the U.S. Global copper demand grew an estimated 4% in 2011, with China’s consumption increasing by 8% to 7.8 million tonnes. In 2012, global copper demand is forecasted to rise 2%, driven by a 7% increase in Chinese demand. Chinese demand was met by destocking in 2011, and current inventory levels signal a need for an extended restocking in 2012, which will add to end-use demand.

Global steel production declined in the final months of 2011, led by a sharp decline in China. The decline in China steel production was coincident with a similar decline in dealer inventories as the result of credit tightening policies. With recently relaxed credit policies, dealers are expected to replenish their steel inventories in 2012 and this will add support to demand for met coal and iron ore.

Seaborne thermal coal markets remain strong, supported by Chinese and Indian imports. In 2011, China’s coal-fired power generation rose 14%, resulting in record imports of 182 million tonnes. India’s coal-fired power generation rose 9% year-over-year in 2011, supporting a 35% increase in thermal coal imports to nearly 85 million tonnes for the year. An estimated 90 gigawatts of coal-fired power generating capacity is under construction globally and will require more than 300 million tonnes of additional coal.

Extremely low natural gas prices and unusually mild winter weather have reduced coal demand at electrical utilities in the U.S. Much of this power demand loss was offset by exports, which reached their highest levels since 1991 at 107 million metric tons. Metallurgical coal exports for the year reached nearly 70 million short tons. The most notable factor for 2011 exports was the 45% increase in thermal coal exports. 2011 U.S. coal exports benefitted from supply constraints due to flooding in Australia that caused consumers in India, Japan and South Korea to look to alternative supplies. U.S. exports are expected to return to more normalized levels in 2012 as Australian production returns to the seaborne market. With slowing export growth and low demand for power generation, some U.S. producers have announced production cuts and mine closures. Conversely, U.S. producers are investing in lowering their overall production costs by expanding their better, lower cost mines. They also continue to invest in expansion of port capacity in anticipation of increased demand for U.S. exports into both the Atlantic and the Pacific seaborne markets.

Company Outlook

With global mining at high levels of capacity utilization and an improving global economic outlook, the Company’s mining customers expect organic growth projects to provide the highest returns on capital. As a result, international miners have announced increases in their capital expenditures for 2012 by over 15%, led by the major diversified mining houses whose capital budgets are increasing by more than 20%. International capital expenditures are going into new mine and mine expansion projects primarily for coal in China, Australia and Russia; for copper in South America; and for iron ore in Africa and South America.

Capital expenditure budgets for U.S. mining customers are also up in 2012, although more modestly at 5%. These capital expenditures are primarily focused on expanding port facilities to increase coal exports and for selected production expansion at lower cost mines to rebalance their mine portfolios and lower production costs.

Results of Operations

Quarter Ended January 27, 2012 to Quarter Ended January 28, 2011

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income.

	Quarter Ended
In thousands	January 27, 2012	January 28, 2011	$ Change	% Change
Net Sales
Underground Mining Machinery	$639,303	$510,938	$128,365	25.1
Surface Mining Equipment	532,306	385,843	146,463	38.0
Eliminations	(35,408)	(27,249)	(8,159)	(29.9)

Total	$1,136,201	$869,532	$266,669	30.7

First quarter 2012 Underground Mining Machinery net sales were $639.3 million, compared to $510.9 million in the prior year first quarter and included a $79.3 million increase in original equipment sales and a $49.1 million increase in aftermarket sales. IMM added $10.5 million of sales to the first quarter. The increase in original equipment is related to increased sales in Australasia, Eurasia and in the United States partially offset by lower sales in China. Aftermarket sales increased in all regions with the exception of South Africa. Parts sales increased $36.2 million from the prior year on strong demand from the United States, Australasia and China. Foreign currency translation unfavorably impacted sales by $2.6 million.

First quarter 2012 Surface Mining Equipment net sales were $532.3 million, compared to the $385.8 million in the prior year first quarter and included a $95.8 million increase in original equipment sales and a $50.7 million increase in aftermarket sales. The mining equipment business of LeTourneau added $78.3 million of sales during the quarter. Original equipment sales were up in all regions and were led by increased sales in South America and South Africa. The increase in aftermarket sales is primarily related to parts sales in North and South America partially offset by decreased parts and service sales in Australia and South Africa. Foreign currency translation unfavorably impacted sales by $1.3 million.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income.

	Quarter Ended
	January 27, 2012		January 28, 2011
In thousands	Operating Income (loss)	% of Net Sales	Operating Income (loss)	% of Net Sales
Underground Mining Machinery	$131,508	20.6	$95,371	18.7
Surface Mining Equipment	97,210	18.3	75,885	19.7
Corporate Expense	(6,859)	—	(10,714)	—
Eliminations	(8,113)	—	(6,744)	—

Total	$213,746	18.8	$153,798	17.7

Operating income for the Underground Mining Machinery segment was $131.5 million in the first quarter of 2012 compared to $95.4 million in the first quarter of 2011. Operating income, which includes $0.5 million from IMM, net of purchase accounting charges of $0.3 million, was favorably impacted by $43.7 million due to higher sales volumes, $3.6 million in favorable price realization and $2.8 million due to favorable manufacturing overhead absorption. These increases were partially offset by an increase of $6.3 million in product development, selling and administrative expenses.

Operating income for the Surface Mining Equipment segment was $97.2 million in the first quarter of 2012, compared to $75.9 million in the first quarter of 2011. Operating income, which includes $3.1 million from LeTourneau’s mining equipment business, net of excess purchase accounting charges of $5.9 million, was favorably impacted by $24.0 million due to higher sales volumes. Operating income was unfavorably impacted by increased product development and selling and administrative expense of $5.4 million.

Corporate expense decreased from $10.7 million in the first quarter of 2011 to $6.9 million in the first quarter of 2012. The decrease is the result of a gain of $19.4 million on the re-measurement of our equity interest in IMM and the recording of equity income in IMM of $0.8 million which was partially offset by increased acquisition costs of $14.3 million and increased incentive and performance based compensation of $1.2 million.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $171.4 million, or 15.1% of sales, compared to $132.1 million, or 15.2% of sales, in the first quarter of 2011. Excluding acquisition costs of $14.3 million in 2012, product development, selling and administrative expenses totaled $157.1 million, or 13.8% of sales. Product development costs increased in the first quarter by $6.9 million primarily due to increased personnel costs. Selling costs increased in the quarter by $4.6 million due to the inclusion of $2.4 million from the LeTourneau mining equipment business and warehousing costs which was partially offset by decreased advertising and promotion costs. Administrative expense, excluding acquisition costs, increased by $13.2 million, primarily due to professional service fees, incentive and performance based compensation and increased retiree related expenses.

Provision for Income Taxes

Income tax expense from continuing operations was $55.2 million in the first quarter of 2012 as compared to $47.1 million in the first quarter of 2011. The effective income tax rate was 27.9% in the first quarter of 2012 compared to 31.6% in the first quarter of 2011. The reduction in the tax rate is primarily attributable to permanent tax differences arising from the share gain and acquisition costs associated with the IMM transaction, and other discrete tax benefits recorded during the quarter. The effective income tax rate excluding discrete tax adjustments was 31.0%.

Bookings and Backlog

Bookings represent the cumulative amounts receivable under new original equipment and aftermarket contracts exclusive of Life Cycle Management arrangements awarded to us during the reporting period. We record bookings when firm orders are received and adds the amount of bookings in a period to our backlog. Bookings for the first quarter of 2012 and 2011 are the following:

	Quarter Ended
In thousands	January 27, 2012	January 28, 2011	$ Change	% Change
Underground Mining Machinery	$822,069	$821,430	$639	0.1
Surface Mining Equipment	696,270	436,063	260,207	59.7
Eliminations	(84,418)	(30,019)	(54,399)	181.2

Total Bookings	$1,433,921	$1,227,474	$206,447	16.8

Underground Mining Machinery original equipment orders, which included $12.0 million from IMM, decreased $83.8 million compared to the prior year quarter. The decrease in original equipment orders is due to a significant order in Australasia in the prior year quarter, which was only partially offset by several smaller orders in Australasia and the United States in the current quarter. Original equipment orders for Surface Mining Equipment increased $164.8 million compared to the prior year quarter of which $48.8 million was provided by LeTourneau. Increased new equipment orders were received from customers primarily in South America and South Africa. Foreign currency translation unfavorably impacted original equipment bookings by $2.2 million.

Underground Mining Machinery aftermarket bookings increased $84.4 million compared to the prior year quarter and were led by higher rebuild and parts orders in the United States and increased parts demand in Australasia and China. IMM aftermarket bookings added $3.5 million to the first quarter total. Surface Mining Equipment aftermarket orders increased $95.4 million compared to the prior year quarter of which $35.5 million was provided by LeTourneau. Aftermarket orders increased in all regions, with North and South America leading the way. Foreign currency translation unfavorably impacted aftermarket bookings by $7.1 million.

Backlog as of January 27, 2012 and October 28, 2011 is as follows:

In thousands	January 27, 2012	October 28, 2011

Underground Mining Machinery	$1,969,277	$1,739,932
Surface Mining Equipment	1,716,594	1,560,393
Eliminations	(115,325)	(46,991)

Total Backlog	$3,570,546	$3,253,334

Backlog increased by $317.2 million from October 28, 2011, and ended the first quarter at $3.6 billion. The increase in backlog is due to increased orders for original equipment and aftermarket products and the inclusion of $46.6 million related to IMM. Backlog does not include anticipated revenues from long-term maintenance and repair contracts.

Liquidity and Capital Resources

The following table reconciles trade working capital related to continuing operations to total working capital related to continuing operations as of January 27, 2012 and October 28, 2011, respectively.

In thousands	January 27, 2012	October 28, 2011
Accounts receivable	$1,103,166	$884,696
Inventories	1,558,825	1,334,134
Accounts payable	(481,102)	(452,519)
Advance payments	(901,863)	(771,841)

Trade Working Capital	$1,279,026	$994,470

Other current assets	210,619	190,568
Short-term notes payable	(53,070)	(35,895)
Employee compensation and benefits	(96,777)	(147,664)
Accrued warranties	(101,816)	(82,737)
Other current liabilities	(240,028)	(206,588)

Working Capital Excluding Cash and Cash Equivalents	$997,954	$712,154
Cash and Cash Equivalents	283,246	288,321

Working Capital (exclusive of cash held in escrow)	$1,281,200	$1,000,475

LeTourneau and IMM added $161.9 million and $233.8 million to trade working capital, respectively, at January 27, 2012.

We use trade working capital and cash flow from continuing operations as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations. We require trade working capital investment because our service model requires us to maintain certain inventory levels to support our customers’ machine availability. This information also provides focus on our receivable terms and collection efforts and our ability to obtain advance payments on original equipment orders. As part of our continuous improvement of purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.

During the first quarter of 2012 cash used by continuing operating activities was $14.1 million compared to cash used by continuing operating activities of $7.0 million in the first quarter of 2011. The increase in cash used by operating activities is driven by increased inventory levels of $96.4 million to support increasing customer demand. This was partially offset by cash collected on accounts receivable and advance payments and progress billings of $26.9 million and $44.6 million, respectively.

During the first quarter of 2012 cash provided by continuing investing activities was $26.6 million compared to cash used by continuing investing activities of $28.3 million during the first quarter of 2011. The change in cash provided by continuing investing activities is the result of our acquisition of 541.3 million shares of IMM for $589.7 million being funded from cash held in escrow and our investment being reduced by $75.9 million for the cash acquired. The increase in cash used in capital spending is for the continued investment in our service center capabilities globally and our manufacturing capabilities in the emerging markets.

During the first quarter of 2012 cash used by continuing financing activities was $11.1 million compared to cash provided by continuing financing activities of $38.0 million during the first quarter of 2011. The primary driver for the change was the decrease in proceeds from share based payment awards of $33.7 million and the quarterly payment on our Term Loan of $6.3 million.

On November 22, 2011, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend was paid on December 19, 2011 to all shareholders of record at the close of business on December 5, 2011.

Retiree Benefits

For the first quarter of 2012 we have recognized $14.6 million of defined benefit pension expense compared to $12.6 million for the comparable prior year period. Through January 27, 2012, we have contributed $45.9 million to our defined benefit plans and we plan to contribute approximately $180.0 million to $190.0 million for 2012. The investment performance of the pension plans’ assets along with the movement in the discount rate used to calculate the pension plans’ liabilities will determine the amount and timing of additional contributions to the pension plans in subsequent years.

Share Repurchase Program

Our current share repurchase program expired on December 31, 2011. Other uses of cash, such as manufacturing and service expansion projects, and completed and potential acquisition opportunities associated with the planned growth of the business are taking a priority.

Credit Agreement

We have a $700.0 million unsecured revolving credit facility (the “Credit Agreement”) set to expire November 3, 2014. Under the terms of the Credit Agreement we pay a commitment fee ranging from 0.25% to 0.5% on the unused portion of the revolving credit facility based on our credit rating. Outstanding borrowings bear interest equal to the London Interbank Offered Rate (“LIBOR”) (defined as applicable LIBOR rate for the equivalent interest period plus 1.75% to 2.75% depending upon our credit rating) or the Base Rate (defined as the highest of the Prime Rate, Federal Funds Rate plus 0.5%, or Eurodollar Rate plus 1.0%) at our option. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios. The Credit

Agreement also restricts payment of dividends or other return of capital when the consolidated leverage ratio exceeds a stated level amount. At January 27, 2012, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

Bridge Loan Agreement

On July 11, 2011 in conjunction with the IMM share purchase agreement, we entered into a $1.5 billion senior unsecured bridge term loan facility (the “Bridge Loan Agreement”). The commitment under the Bridge Loan Agreement has been reduced pursuant to its terms by the value of open market purchases of IMM shares, cash deposits into escrow from the new 5.125% Senior Notes due October 15, 2021 (the “2021 Notes”), sales proceeds from the sale of LeTourneau’s drilling products business and voluntary reductions. At January 27, 2012, no amounts were outstanding under the Bridge Loan Agreement and we were in compliance with all financial covenants of the Bridge Loan Agreement. The Bridge Loan Agreement was subsequently terminated on February 10, 2012.

Term Loan Agreement

On October 31, 2011, we entered into a credit agreement that provides for a further term loan commitment (the “Commitment”) of $250.0 million. The Commitment requires quarterly principal payments beginning in the second quarter of fiscal year 2012 and matures June 16, 2016. The Commitment contains terms and conditions that are substantially similar to the terms and conditions of the Credit Agreement and the Term Loan. Outstanding borrowings bear interest equal to the LIBOR (defined as applicable LIBOR rate for the equivalent interest period plus 1.50% to 2.50% depending on our credit rating) or the Base Rate (defined as the highest of the Prime Rate, Federal Funds Rate plus 0.5%, or Eurodollar Rate plus 1.0%) at our option. The Commitment is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. At January 27, 2012, no amounts were outstanding under the Commitment and we were in compliance with all financial covenants of the Commitment. The Commitment was subsequently drawn in full on February 10, 2012 in conjunction with the settlement of the IMM tender offer.

Financial Condition

As of January 27, 2012, we had $283.2 million in cash and cash equivalents and $444.4 million available for borrowings under the Credit Agreement. Our current cash requirements include working capital, completion of the IMM share purchase agreement, defined benefit pension contributions, capital expenditures, dividends, principal payments, and interest payments. We will also continue to evaluate strategic acquisitions, including mining-related product line additions or service extensions. Based upon our current and forecasted level of operations, we believe that cash flows from operations, together with cash and cash equivalents on hand, available borrowings under the Credit Agreement and access to public markets will be adequate to meet our anticipated future cash requirements.

Off-Balance Sheet Arrangements

We lease various assets under operating leases. No significant changes to lease commitments have occurred since our year ended October 28, 2011. We have no other off-balance sheet arrangements, other than as noted in Note 13 to the Condensed Consolidated Financial Statements.

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

We believe our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, accrued warranties, pension and post-retirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 28, 2011 for a discussion of these policies. There were no material changes to these policies during the first quarter of 2012.

Recent Accounting Pronouncements

Our new accounting pronouncements are set forth under Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As more fully described in our Annual Report on Form 10-K for the year ended October 28, 2011, we are exposed to various types of market risks, primarily foreign currency risks and volatility in interest rates. We monitor our risks on a continuous basis and generally enter into forward foreign currency contracts to minimize our foreign currency exposures. We do not engage in speculation in our derivative strategies. Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged. There have been no material changes to our primary market risk exposures or how such risks are managed since our year ended October 28, 2011.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended January 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

No change.

Item 1A.	Risk Factors

No change.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

10.1	Form of Nonqualified Stock Option Agreement, dated December 5, 2011, between the registrant and each of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.2	Form of Performance Share Agreement, dated December 5, 2011, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.3	Form of Restricted Stock Unit Award Agreement, dated December 5, 2011, between the registrant and certain of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOY GLOBAL INC.
(Registrant)

/s/ Michael S. Olsen

Date: March 2, 2012	Michael S. Olsen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Ricky T. Dillon
Date: March 2, 2012	Ricky T. Dillon
Vice President, Controller
and Chief Accounting Officer
(Principal Accounting Officer)