Form 10-Q
period 2012-04-27
JOY GLOBAL INC
filed 2012-06-04
CIK 801898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 27, 2012

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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 25, 2012
Common Stock, $1 par value	105,843,944

JOY GLOBAL INC.

FORM 10-Q INDEX

April 27, 2012

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by forward-looking terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “indicate,” “intend,” “may be,” “objective,” “plan,” “potential,” “predict,” “should,” “will be,” and similar expressions. Forward-looking statements are based on our expectations and assumptions at the time they are made and are subject to risks and uncertainties, that may cause actual results to differ materially from the forward-looking statements. In addition, certain market outlook information is based on third party sources that we cannot independently verify, but that we believe to be reliable. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, risks associated with acquisitions, and the risks discussed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for our fiscal year ended October 28, 2011, and in other filings that we make with the U. S. Securities and Exchange Commission. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Quarter Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Net sales	$1,541,060	$1,062,729	$2,677,261	$1,932,261
Costs and expenses:
Cost of sales	1,030,689	689,858	1,803,465	1,273,989
Product development, selling and administrative expenses	182,033	141,530	353,389	273,660
Other income	(5,099)	(2,721)	(26,776)	(3,248)

Operating income	333,437	234,062	547,183	387,860
Interest income	1,336	4,713	2,529	8,158
Interest expense	(18,456)	(7,895)	(35,726)	(15,726)
Reorganization items	—	—	—	(35)

Income from continuing operations before income taxes	316,317	230,880	513,986	380,257
Provision for income taxes	98,365	68,908	153,515	116,053

Income from continuing operations	217,952	161,972	360,471	264,204
Income from continuing operations attributable to non-controlling interest	(33)	—	(142)	—

Income from continuing operations attributable to Joy Global Inc.	217,919	161,972	360,329	264,204

Loss from discontinued operations, net of income taxes	(4,331)	—	(4,389)	—
Loss from discontinued operations, net of income taxes attributable to non-controlling interest	—	—	—	—

Loss from discontinued operations, net of income taxes attributable to Joy Global Inc.	(4,331)	—	(4,389)	—

Net income	213,621	161,972	356,082	264,204
Net income attributable to non-controlling interest	(33)	—	(142)	—

Net income attributable to Joy Global Inc.	$213,588	$161,972	$355,940	$264,204

Basic earnings (loss) per share:
Continuing operations	$2.06	$1.54	$3.41	$2.53
Discontinued operation	(0.04)	—	(0.04)	—

Net Income	$2.02	$1.54	$3.37	$2.53

Diluted earnings (loss) per share:
Continuing operations	$2.04	$1.52	$3.37	$2.48
Discontinued operation	(0.04)	—	(0.04)	—

Net Income	$2.00	$1.52	$3.33	$2.48

Dividends per share	$0.175	$0.175	$0.35	$0.35

Weighted average shares outstanding:
Basic	105,951	105,048	105,678	104,603

Diluted	106,983	106,646	106,868	106,345

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands)

	April 27, 2012	October 28, 2011
ASSETS
Current assets:
Cash and cash equivalents	$390,977	$288,321
Cash held in escrow	16,300	866,000
Accounts receivable, net	1,151,909	884,696
Inventories	1,536,750	1,334,134
Other current assets	190,989	190,568
Current assets of discontinued operations	—	288

Total current assets	3,286,925	3,564,007

Property, plant and equipment, net	743,584	539,571
Investment in unconsolidated affiliate	—	380,114
Other intangible assets, net	591,942	385,441
Goodwill	1,389,296	428,478
Deferred income taxes	67,511	73,123
Other non-current assets	143,331	55,448
Non-current assets of discontinued operations	—	172

Total assets	$6,222,589	$5,426,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$79,896	$35,895
Trade accounts payable	492,287	452,519
Employee compensation and benefits	110,750	147,664
Advance payments and progress billings	837,800	771,841
Accrued warranties	102,429	82,737
Other accrued liabilities	308,843	206,588
Current liabilities of discontinued operations	23,372	27,327

Total current liabilities	1,955,377	1,724,571

Long-term obligations	1,557,141	1,356,412
Accrued pension costs	244,974	332,452
Other liabilities	120,561	61,124

Total liabilities	3,878,053	3,474,559

Shareholders’ equity attributable to Joy Global Inc.	2,328,149	1,951,795
Non-controlling interest	16,387	—

Total equity	2,344,536	1,951,795

Total liabilities and shareholders’ equity	$6,222,589	$5,426,354

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	April 27, 2012	April 29, 2011
Operating Activities:
Net income	$356,082	$264,204
Loss from discontinued operations	4,389	—
Adjustments to continuing operations:
Depreciation and amortization	80,344	31,648
Deferred income taxes	24,184	3,303
Excess income tax benefit from share-based payment awards	(20,837)	(16,880)
Contributions to retiree benefit plans	(92,063)	(87,872)
Retiree benefit plan expense	21,554	25,653
Other, net	(26,901)	6,579
Changes in Working Capital Items Attributed to Continuing Operations, net of acquisition:
Accounts receivable, net	(91,265)	(34,610)
Inventories, net	(167,960)	(152,507)
Other current assets	(24,996)	(16,160)
Trade accounts payable	(41,797)	24,993
Employee compensation and benefits	(41,791)	(40,698)
Advance payments and progress billings	64,461	221,899
Other accrued liabilities	53,043	20,283

Net cash provided by operating activities – continuing operations	96,447	249,835
Net cash used by operating activities – discontinued operations	(10,158)	—

Net cash provided by operating activities	86,289	249,835

Investing Activities:
Property, plant and equipment acquired	(114,092)	(53,098)
Acquisition of controlling interest in International Mining Machinery, net of cash acquired	(939,449)	—
Withdrawal of cash held in escrow	849,700	—
Other, net	1,549	164

Net cash used by investing activities – continuing operations	(202,292)	(52,934)
Net cash provided by investing activities – discontinued operations	—	—

Net cash used by investing activities	(202,292)	(52,934)

Financing Activities:
Share-based payment awards	30,501	67,617
Dividends paid	(36,909)	(36,488)
Proceeds from Further Term Loan	250,000	—
Change in short and long-term obligations, net	(20,285)	3,151
Financing fees	(1,620)	(135)

Net cash provided by financing activities – continuing operations	221,687	34,145
Net cash provided by financing activities – discontinued operations	—	—

Net cash provided by financing activities	221,687	34,145

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3,028)	24,514

Increase in Cash and Cash Equivalents	102,656	255,560
Cash and Cash Equivalents at Beginning of Period	288,321	815,581

Cash and Cash Equivalents at End of Period	$390,977	$1,071,141

See Notes to Condensed Consolidated Financial Statements.

1.	Description of Business

Joy Global Inc. (the “Company”) is a worldwide leader in high productivity mining solutions, and we manufacture and market original equipment and aftermarket parts and services for both underground and surface mining and certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands and other minerals. We operate in two business segments: Underground Mining Machinery and Surface Mining Equipment. We are a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offer comprehensive service locations near major mining regions worldwide. We are also a major producer of surface mining equipment for the extraction of ores and minerals and we provide extensive operational support for many types of equipment used in surface mining.

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

Acquisition of a Controlling Interest in International Mining Machinery Holdings Limited

On December 29, 2011, we completed the purchase of 534.8 million shares of International Mining Machinery Holdings Limited (“IMM”). The shares, which represented approximately 41.1% of IMM’s outstanding common stock, were purchased pursuant to a stock purchase agreement, dated July 11, 2011, as amended and restated on July 14, 2011. The shares were purchased for HKD8.50 per share, or approximately $584.6 million. As a result of this and prior open market purchases, we acquired a controlling interest on such date of approximately 69.2% of IMM’s outstanding common stock and were required by Rule 26.1 of the Hong Kong Takeovers Code to commence a tender offer to purchase all of the outstanding shares of IMM common stock and options to purchase IMM common stock that we did not already own. The tender offer commenced on January 6, 2012 and we completed the tender offer on February 10, 2012. As a result of the tender offer, we beneficially own approximately 98.9% of IMM’s outstanding common stock. We intend to effect the compulsory acquisition of the remaining shares under applicable provisions of the Cayman Island Companies Law, under which IMM is incorporated. We expect to pay consideration of approximately $16.3 million, calculated at present exchange rates, to complete the compulsory acquisition. We expect to complete the compulsory acquisition of the remaining shares in our third fiscal quarter of 2012. The combined effect of these transactions will result in our beneficial ownership of 100% of the common stock of IMM.

Prior to obtaining control on December 29, 2011, our investment in IMM had been accounted for under the equity method. Upon obtaining control, we applied the acquisition method of accounting, re-measured the preexisting interest at fair value and recorded a gain of $19.4 million. The gain is reported in the Condensed Consolidated Statement of Income under “other income” for the six month period. The results of operations for IMM have been included in the accompanying Condensed Consolidated Financial Statements from December 29, 2011 forward as part of the Underground Mining Machinery segment. Prior to obtaining control, our share of income from IMM was reported in the Condensed Consolidated Statement of Income under “other income” and included in Corporate.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is based upon the estimated fair values at the date of acquisition. The fair values of the assets and liabilities included in the table below are preliminary and subject to change as we are currently in the process of obtaining third-party valuations of assets acquired and liabilities assumed and assessing certain reserves and contingent liabilities. The excess of the purchase price over the net tangible and identifiable intangible assets is reflected as goodwill. The following table summarizes the preliminary estimates of fair value of the assets acquired and the liabilities assumed as of the acquisition date:

(in thousands)
Assets Acquired:
Cash and cash equivalents	$72,912
Accounts receivable	202,825
Inventories	92,376
Other current assets	15,622
Property, plant and equipment	123,600
Other intangible assets and goodwill	1,123,887
Other non-current assets	13,041

Total assets acquired	1,644,263
Liabilities Assumed:
Short-term notes payable	(14,666)
Accounts payable	(87,305)
Employee compensation and benefits	(6,458)
Advance payments and progress billings	(6,122)
Other accrued liabilities	(49,053)
Other non-current liabilities	(57,221)

Total liabilities assumed	(220,825)

$1,423,438

The fair value for identified intangible assets was primarily determined based upon discounted expected cash flows. Of the $1.1 billion of intangible assets and goodwill, $175.0 million has been preliminarily assigned to intangible assets which are being amortized. The determination of the useful life was based upon historical experience, economic factors, and future cash flows of the assets acquired.

The results of IMM have been included in the condensed consolidated financial statements since the date of acquisition. We have incurred acquisition costs of $24.2 million related to IMM, of which $8.6 million was recognized in the prior fiscal year.

The following unaudited pro forma financial information for the six months ended April 27, 2012 and three and six months ended April 29, 2011 reflect the results of continuing operations of the Company as if the acquisition of IMM had been completed on October 28, 2011 and October 30, 2010, respectively. Pro forma adjustments have been made for changes in depreciation and amortization expenses related to the valuation of the acquired tangible and intangible assets at fair value, the elimination of non-recurring items and the addition of incremental costs related to debt used to finance the acquisition.

	Quarter Ended	Six Months Ended
	April 29, 2011	April 27, 2012	April 29, 2011
Net sales	$1,137,229	$2,731,840	$2,088,108
Income from continuing operations	$163,149	$358,806	$261,743
Basic earnings per share from continuing operations	$1.55	$3.40	$2.50
Diluted earnings per share from continuing operations	$1.53	$3.36	$2.46

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

Acquisition of LeTourneau Technologies, Inc.

We completed the acquisition of LeTourneau Technologies, Inc. (“LeTourneau”) on June 22, 2011. LeTourneau historically operated in three businesses, mining equipment, steel products and drilling products. Subsequent to the acquisition, we entered into a definitive agreement to sell the drilling products business of LeTourneau and that transaction closed on October 24, 2011. The results of operations for LeTourneau have been included in the accompanying Condensed Consolidated Financial Statements from the acquisition date forward, with results of the drilling products business being included as results of discontinued operations. Results for the mining equipment and steel products business are included in continuing operations as part of the Surface Mining Equipment segment.

We purchased all of the outstanding shares of LeTourneau. The purchase price for the acquisition was as follows:

(in thousands)
Cash consideration	$1,100,000
Working capital purchase price adjustments	(46,323)

$1,053,677

The purchase price has been finalized, yet the allocation of the purchase price is subject to change for certain potential adjustments related to working capital. The allocation will be finalized upon agreement of the disposition of certain assets and liabilities related to the drilling products business. Adjustments have been made in the current quarter to reflect updated litigation and customer contract information and to update estimates related to the disposition of certain liabilities related to the drilling products business.

4.	Inventories

Consolidated inventories consisted of the following:

(in thousands)	April 27, 2012	October 28, 2011
Finished goods	$857,502	$832,730
Work in process and purchased parts	466,267	269,798
Raw materials	212,981	231,606

	$1,536,750	$1,334,134

April 27, 2012 inventories include $81.7 million attributable to the IMM acquisition.

5.	Warranties

The following table reconciles the changes in the product warranty reserve.

	Quarter Ended		Six Months Ended
(in thousands)	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Balance, beginning of period	$101,816	$61,479	$82,737	$62,351
Accrual for warranty expensed during the period	14,546	11,031	25,901	17,596
Settlements made during the period	(15,254)	(7,238)	(23,551)	(15,668)
Change in liability for pre-existing warranties during the period, including expirations	677	98	11,518	242
Effect of foreign currency translation	644	1,406	27	2,255
Acquired warranty - IMM	—	—	5,797	—

Balance, end of period	$102,429	$66,776	$102,429	$66,776

An adjustment was made in the first quarter of fiscal 2012 to reflect a $10.0 million change in the liability for pre-existing warranties related to the mining equipment business of LeTourneau.

6.	Borrowings and Credit Facilities

Direct borrowings and capital lease obligations consisted of the following:

(in thousands)	April 27, 2012	October 28, 2011
Term Loan due 2016	$481,250	$493,750
Further Term Loan due 2016	247,188	—
6.0% Senior Notes due 2016	248,181	248,008
6.625% Senior Notes due 2036	148,453	148,441
5.125% Senior Notes due 2021	495,919	495,755
Short-term notes payable and bank overdrafts	14,157	4,140
Capital leases and other	1,889	2,213

	1,637,037	1,392,307
Less: Amounts due within one year	(79,896)	(35,895)

Long-term obligations	$1,557,141	$1,356,412

We have a $700.0 million unsecured revolving credit facility (the “Credit Agreement”) that expires on November 3, 2014. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other return of capital when the consolidated leverage ratio exceeds a stated level amount. At April 27, 2012, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

At April 27, 2012, there were no direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which reduce availability under the $700.0 million credit limit, totaled $259.4 million. At April 27, 2012, there was $440.6 million available for borrowings under the Credit Agreement.

In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (the “2016 Notes” and “2036 Notes,” respectively, and collectively, the “Notes”) with interest on the Notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting on May 15, 2007. The Notes are guaranteed by each of our current and future material domestic subsidiaries. The Notes were issued in a private placement under an exemption from registration provided by the Securities Act, as amended. In the second quarter of fiscal 2007, the Notes were exchanged for substantially identical notes that are registered under the Securities Act. At our option, we may redeem some or all of the Notes at a redemption price of the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a Treasury rate of a comparable Treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes.

On June 16, 2011, we entered into a credit agreement, which matures June 16, 2016, and provided for a $500.0 million term loan commitment (the “Term Loan”), which was drawn in full to partially finance the acquisition of LeTourneau. The Term Loan requires quarterly principal payments that began in the fourth quarter of fiscal year 2011. The Term Loan contains terms and conditions that are substantially similar to the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. At April 27, 2012, we were in compliance with all financial covenants of the Term Loan.

On October 12, 2011, we issued $500.0 million aggregate principal amount of the 5.125% Senior Notes due in 2021 (the “2021 Notes”) at a discount of $4.2 million in an offering that was registered under the Securities Act. Interest on the 2021 Notes is paid semi-annually in arrears on October 15 and April 15 of each year, starting on April 15, 2012 and the 2021 Notes are guaranteed by each of our current and future material domestic subsidiaries. At our option, we may redeem some or all of the 2021 Notes at a redemption price of the greater of 100% of the principal amount of the 2021 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a Treasury rate of a comparable Treasury issue plus 0.5%.

On October 31, 2011, we entered into a credit agreement that provides for a further $250.0 million term loan commitment (the “Further Term Loan”). The Further Term Loan requires quarterly principal payments beginning in the second quarter of fiscal year 2012 and matures June 16, 2016. The Further Term Loan contains terms and conditions that are substantially similar to the terms and conditions of the Credit Agreement and the Term Loan. The Further Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Further Term Loan was drawn in full on February 10, 2012, in conjunction with the settlement of the IMM tender offer. At April 27, 2012, we were in compliance with all financial covenants of the Further Term Loan.

7.	Share-Based Compensation

We recognized total share-based compensation expense for the quarter ended April 27, 2012 and April 29, 2011 of approximately $7.2 million and $6.1 million, respectively. We recognized total share-based compensation expense for the six months ended April 27, 2012 and April 29, 2011 of approximately $14.4 million and $12.2 million, respectively.

8.	Retiree Benefits

The components of the net periodic pension and other post-retirement benefits expense recognized are as follows:

	Pension Benefits Quarter Ended		Postretirement Benefits Quarter Ended
(in thousands)	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Service cost	$5,062	$5,135	$250	$285
Interest cost	20,056	21,191	363	406
Expected return on assets	(24,777)	(22,830)	(90)	(93)
Amortization of:
Prior service cost	292	344	13	12
Actuarial loss (gain)	4,749	8,787	(299)	(384)
Curtailment loss	1,077	—	—	—

Net periodic benefit cost	$6,459	$12,627	$237	$226

	Pension Benefits Six Months Ended		Postretirement Benefits Six Months Ended
(in thousands)	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Service cost	$10,475	$10,270	$500	$570
Interest cost	41,243	42,382	726	812
Expected return on assets	(49,200)	(45,715)	(180)	(184)
Amortization of:
Prior service cost	653	688	26	24
Actuarial loss (gain)	16,832	17,574	(598)	(768)
Curtailment loss	1,077	—	—	—

Net periodic benefit cost	$21,080	$25,199	$474	$454

The actuarial loss (gain) arises from differences in estimates and actual experiences for certain assumptions including changes in discount rate and expected return on assets. During fiscal 2012 we expect to contribute approximately $180.0 million to $190.0 million to our defined benefit employee pension plans.

On February 28, 2012 a modification was made to the Joy Global Pension Plan freezing benefits for all salaried and non-bargained hourly participants effective May 1, 2012. We recorded a $1.1 million curtailment charge in conjunction with the freeze.

9.	Derivatives

We enter into derivative contracts, primarily foreign currency forward contracts, to hedge the risks of certain identified and anticipated transactions in currencies other than the functional currency of the respective operating unit. The types of risks hedged are those arising from the variability of future earnings and cash flows caused by fluctuations in foreign currency exchange rates. We have designated substantially all of these contracts as either cash flow or fair value hedges. These contracts are for forecasted transactions and committed receivables and payables denominated in foreign currencies and are not entered into for speculative purposes.

We are exposed to certain foreign currency risks in the normal course of our global business operations. For derivative contracts that are designated and qualify for a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the income statement on the line associated with the underlying transaction for the period(s) in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by April 2014. Ineffectiveness related to these derivative contracts was recorded in the Condensed Consolidated Statement of Income as a gain of $0.4 million and $0.3 million for the quarters ended April 27, 2012 and April 29, 2011, respectively. Ineffectiveness related to these derivative contracts was recorded in the Condensed Consolidated Statement of Income as a gain of $1.6 million and $0.3 million for the six months ended April 27, 2012 and April 29, 2011, respectively.

For derivative contracts that are designated and qualify as a fair value hedge, gain or loss is recorded in the Condensed Consolidated Statement of Income under the heading Cost of Sales. For the quarters ended April 27, 2012 and April 29, 2011, we recorded a $2.3 million loss and a $1.7 million gain, respectively, in the Condensed Consolidated Statement of Income related to fair value hedges which was offset by foreign exchange fluctuations of the underlying receivables. For the six months ended April 27, 2012 and April 29, 2011, we recorded a $3.2 million loss and a $1.5 million gain, respectively, in the Condensed Consolidated Statement of Income related to fair value hedges which was offset by foreign exchange fluctuations of the underlying receivables.

For derivative contracts that are not designated as a fair value hedge or a cash flow hedge the gain or loss is recorded in the Condensed Consolidated Statement of Income under the heading Cost of Sales. For the quarter and six months ended April 27, 2012 we recorded a $1.1 million gain in the Condensed Consolidated Statement of Income related to undesignated hedges which was offset by foreign exchange fluctuations.

The following table summarizes the effect of cash flow hedges on the Consolidated Financial Statements:

(in thousands)	Effective Portion
	Amount of Gain/(Loss)	Gain/(Loss) Reclassified from AOCI into Earnings
Derivative Hedging Relationship	Recognized in OCI	Location	Amount
Foreign currency forward contracts
Quarter ended April 27, 2012	$(1,076)	Cost of sales	$1,307
		Sales	193
Six months ended April 27, 2012	$658	Cost of sales	$2,107
		Sales	(41)
Quarter ended April 29, 2011	$4,978	Cost of sales	$3,766
		Sales	644
Six months ended April 29, 2011	$6,446	Cost of sales	$2,944
		Sales	3,583

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

10.	Equity and Noncontrolling Interest

Changes in consolidated equity attributable to the Company and noncontrolling interest consisted of the following, net of taxes where applicable:

	Quarter Ended April 27, 2012			Quarter Ended April 29, 2011
	Equity Attributable to Joy Global Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Joy Global Inc.	Equity Attributable to Noncontrolling Interests	Total Equity
Beginning balance	$2,111,034	$430,652	$2,541,686	$1,504,298	$—	$1,504,298
Comprehensive income (loss):
Net income	213,588	33	213,621	161,972	—	161,972
Change in pension liability, net of taxes	12,592	—	12,592	5,886	—	5,886
Derivative instrument fair market value adjustment, net of taxes	(1,677)	—	(1,677)	371	—	371
Currency translation adjustment	936	4	940	47,179	—	47,179

Total comprehensive income:	225,439	37	225,476	215,408	—	215,408
Other changes in equity:
Cash dividends	(18,512)	—	(18,512)	(18,355)	—	(18,355)
Purchase of IMM shares from noncontrolling interest	—	(414,302)	(414,302)	—	—	—
Other, including share based payment awards and options exercised	10,188	—	10,188	20,768	—	20,768

Ending balance	$2,328,149	$16,387	$2,344,536	$1,722,119	$—	$1,722,119

	Six Months Ended April 27, 2012			Six Months Ended April 29, 2011
	Equity Attributable to Joy Global Inc.	Equity Attributable to Noncontrolling Interests	Total Equity	Equity Attributable to Joy Global Inc.	Equity Attributable to Noncontrolling Interests	Total Equity
Beginning balance	$1,951,795	$—	$1,951,795	$1,342,366	$—	$1,342,366
Acquisition of controlling interest in IMM	—	437,654	437,654	—	—	—
Comprehensive income (loss):
Net income	355,940	142	356,082	264,204	—	264,204
Change in pension liability, net of taxes	21,311	—	21,311	11,772	—	11,772
Derivative instrument fair market value adjustment, net of taxes	(917)	—	(917)	(51)	—	(51)
Currency translation adjustment	8,252	4	8,256	51,832	—	51,832

Total comprehensive income:	384,586	146	384,732	327,757	—	327,757
Other changes in equity:
Cash dividends	(36,909)	—	(36,909)	(36,488)	—	(36,488)
Purchase of IMM shares from noncontrolling interest	—	(421,413)	(421,413)	—	—	—
Other, including share based payment awards and options exercised	28,677	—	28,677	88,484	—	88,484

Ending balance	$2,328,149	$16,387	$2,344,536	$1,722,119	$—	$1,722,119

11.	Basic and Diluted Net Income Per Share

Basic net income per share is computed by dividing net income attributable to the Company by the weighted-average number of shares outstanding during each period. Diluted net income per share is computed by dividing net income attributable to the Company by the weighted-average number of shares outstanding during each period, plus dilutive potential shares considered outstanding during the period.

The following table sets forth the computation of basic and diluted net income per share.

	Quarter Ended		Six Months Ended
(in thousands except per share data)	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Numerator:
Income from continuing operations available to common shareholders	$217,919	$161,972	$360,329	$264,204
Loss from discontinued operations available to common shareholders	(4,331)	—	(4,389)	—

Net income available to common shareholders	$213,588	$161,972	$355,940	$264,204

Denominator:
Denominator for basic net income per share - Weighted average shares	105,951	105,048	105,678	104,603
Effect of dilutive securities:
Stock options, restricted stock units and performance shares	1,032	1,598	1,190	1,742

Denominator for diluted net income per share - Adjusted weighted average shares and assumed conversions	106,983	106,646	106,868	106,345

Basic earnings (loss) per share:
Continuing operations	$2.06	$1.54	$3.41	$2.53
Discontinued operations	(0.04)	—	(0.04)	—

Net income	$2.02	$1.54	$3.37	$2.53

Diluted earnings (loss) per share:
Continuing operations	$2.04	$1.52	$3.37	$2.48
Discontinued operations	(0.04)	—	(0.04)	—

Net income	$2.00	$1.52	$3.33	$2.48

12.	Fair Value Measurements

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of April 27, 2012 and October 28, 2011. As of April 27, 2012 and October 28, 2011, we did not have any Level 3 assets or liabilities.

Fair Value Measurements

at April 27, 2012

(in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash and cash equivalents	$390,977	$390,977	$390,977	$—
Cash held in escrow	$16,300	$16,300	$16,300	$—

Other Current Assets
Derivatives	$7,381	$7,381	$—	$7,381

Other Accrued Liabilities
Derivatives	$11,356	$11,356	$—	$11,356

Long-term Obligations Including Amounts due within One Year
Term Loan due 2016	$481,250	$544,450	$—	$544,450
Further Term Loan due 2016	$247,188	$290,663	$—	$290,663
6.0 % Senior Notes due 2016	$248,181	$287,235	$287,235	$—
6.625% Senior Notes due 2036	$148,453	$167,133	$167,133	$—
5.125% Senior Notes due 2021	$495,919	$560,405	$560,405	$—

Fair Value Measurements

at October 28, 2011

(in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash and cash equivalents	$288,321	$288,321	$288,321	$—
Cash held in escrow	$866,000	$866,000	$866,000	$—

Other Current Assets
Derivatives	$8,904	$8,904	$—	$8,904

Other Long-term Assets
Investment in unconsolidated affiliate	$380,114	$371,802	$371,802	$—

Other Accrued Liabilities
Derivatives	$4,004	$4,004	$—	$4,004

Long-term Obligations Including Amounts due within One Year
6.0 % Senior Notes due 2106	$248,008	$281,878	$281,878	$—
6.625% Senior Notes due 2036	$148,441	$164,504	$164,504	$—
Term Loan due 2016	$493,750	$486,949	$—	$486,949
5.125% Senior Notes due 2021	$495,755	$536,350	$536,350	$—

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

Further Term Loan: The fair value of our Further Term Loan is estimated using discounted cash flows and market conditions.

Investment in Unconsolidated Affiliate: The fair value of the investment in IMM at October 28, 2011 was estimated based on an active quoted market price. We obtained control of IMM on December 29, 2011, and the results of operations of IMM have been included with our Underground Mining Equipment segment from the acquisition date forward. See Note 3 for further information.

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

During the reorganization of our predecessor Harnischfeger Industries, Inc. in 1999 under Chapter 11 of the United States Bankruptcy Code, the Wisconsin Department of Workforce Development (“DWD”) filed claims against Beloit Corporation (“Beloit”), a former majority owned subsidiary, and us in federal bankruptcy court seeking “at least” $10.0 million in severance benefits and penalties, plus interest, on behalf of former Beloit employees. DWD’s claim against Beloit included unpaid severance pay due under a severance policy Beloit established in 1996. Since DWD’s claims were still being litigated as of the effective date of our plan of reorganization, the plan of reorganization provided that the claim allowance process with respect to DWD’s claims would continue as long as necessary to liquidate and determine these claims. On September 21, 2010, the U.S. District Court for the District of Delaware granted judgment in our favor. DWD then filed a post-judgment motion asking the court to change its decision. That motion was denied and stricken by the court on November 22, 2011. Any appeal by DWD was due on December 22, 2011. DWD did not appeal and thus the case remains resolved in our favor and is over.

On April 27, 2012, we were contingently liable to banks, financial institutions, and others for approximately $283.6 million for outstanding letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $283.6 million, approximately $16.9 million relates to surety bonds and $9.2 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

14.	Segment Information

We operate in two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Crushing and conveying operating results related to surface applications are reported as part of the Surface Mining Equipment segment, while total crushing and conveying operating results are included with the Underground Mining Machinery segment. Eliminations consist of the surface applications of crushing and conveying included in both operating segments. On June 22, 2011 we completed the acquisition of LeTourneau. LeTourneau historically operated in three business segments, mining equipment, steel products, and drilling products. Results of LeTourneau’s mining equipment and steel products are included with our Surface Mining Equipment segment. The drilling products segment was sold on October 24, 2011 and results from the drilling products segment are classified as discontinued operations. On December 29, 2011, we obtained control of IMM. IMM is a leading designer and manufacturer of underground coal mining equipment in China. The results of operations for IMM have been included in the Underground Mining Machinery segment from the acquisition date forward.

In thousands	Underground Mining Machinery	Surface Mining Equipment	Corporate	Eliminations	Total
Quarter ended April 27, 2012
Net sales	$886,552	$692,345	$—	$(37,837)	$1,541,060
Operating income (loss)	201,920	155,619	(15,709)	(8,393)	333,437
Interest and reorganization items	—	—	(17,120)	—	(17,120)

Income (loss) from continuing operations before income taxes	$201,920	$155,619	$(32,829)	$(8,393)	$316,317

Depreciation and amortization	$36,240	$16,641	$684	$—	$53,565
Capital expenditures	$35,094	$28,083	$1,480	$—	$64,657
Total assets	$3,872,827	$2,147,055	$202,707	$—	$6,222,589

Quarter ended April 29, 2011
Net sales	$648,364	$439,977	$—	$(25,612)	$1,062,729
Operating income (loss)	154,999	101,028	(15,442)	(6,523)	234,062
Interest and reorganization items	—	—	(3,182)	—	(3,182)

Income (loss) before income taxes	$154,999	$101,028	$(18,624)	$(6,523)	$230,880

Depreciation and amortization	$9,963	$5,764	$59	$—	$15,786
Capital expenditures	$11,110	$13,586	$—	$—	$24,696
Total assets	$2,034,946	$1,015,042	$766,388	$—	$3,816,376

Six Months ended April 27, 2012
Net sales	$1,525,855	$1,224,651	$—	$(73,245)	$2,677,261
Operating income (loss)	333,428	252,829	(22,568)	(16,506)	547,183
Interest and reorganization items	—	—	(33,197)	—	(33,197)

Income (loss) from continuing operations before income taxes	$333,428	$252,829	$(55,765)	$(16,506)	$513,986

Depreciation and amortization	$46,215	$33,398	$731	$—	$80,344
Capital expenditures	$51,020	$59,991	$3,081	$—	$114,092
Total assets	$3,872,827	$2,147,055	$202,707	$—	$6,222,589

Six Months ended April 29, 2011
Net sales	$1,159,302	$825,820	$—	$(52,861)	$1,932,261
Operating income (loss)	250,370	176,913	(26,156)	(13,267)	387,860
Interest and reorganization items	—	—	(7,603)	—	(7,603)

Income (loss) before income taxes	$250,370	$176,913	$(33,759)	$(13,267)	$380,257

Depreciation and amortization	$20,151	$11,381	$116	$—	$31,648
Capital expenditures	$30,813	$22,285	$—	$—	$53,098
Total assets	$2,034,946	$1,015,042	$766,388	$—	$3,816,376

15.	Recent Accounting Pronouncements

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

16.	Subsidiary Guarantors

The following tables present condensed consolidated financial information of continuing operations as of April 27, 2012 and October 28, 2011 and for the quarter and six months ended April 27, 2012 and April 29, 2011 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement, the Term Loan, the Further Term Loan and Senior Notes issued in November 2006, which include the significant domestic operations of Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co., LeTourneau Technologies, Inc., Continental Crushing & Conveying Inc., and certain immaterial wholly owned subsidiaries of LeTourneau Technologies, Inc. (the “Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the “Non-Guarantor Subsidiaries”).

The borrowings are fully and unconditionally guaranteed on a joint and several unsecured basis by the Subsidiary Guarantors, which are direct and indirect wholly owned subsidiaries of the Company. We conduct all of our business and derive essentially all of our income from our subsidiaries. Therefore, our ability to make payments on the obligations is dependent on the earnings and distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the parent company. Separate financial statements of the Subsidiary Guarantors are not presented because we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidating Statement of Income

Quarter Ended April 27, 2012

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$864,474	$1,023,405	$(346,819)	$1,541,060

Cost of sales	—	589,484	724,402	(283,197)	1,030,689

Product development, selling and administrative expenses	15,664	85,933	80,436	—	182,033
Other (income) expense	—	4,276	(9,375)	—	(5,099)

Operating income (loss)	(15,664)	184,781	227,942	(63,622)	333,437

Intercompany items	17,770	(16,943)	(21,378)	20,551	—
Interest income (expense) - net	(17,839)	62	657	—	(17,120)
Reorganization items	—	—	—	—	—

Income (loss) from continuing operations before income taxes and equity	(15,733)	167,900	207,221	(43,071)	316,317

Provision (benefit) for income taxes	(19,890)	85,957	32,298	—	98,365
Equity in income (loss) of subsidiaries	213,795	113,919	—	(327,714)	—

Income from continuing operations	217,952	195,862	174,923	(370,785)	217,952

Income from continuing operations attributable to non-controlling interest	(33)	—	(33)	33	(33)

Income from continuing operations attributable to Joy Global Inc.	$217,919	$195,862	$174,890	$(370,752)	$217,919

Condensed Consolidating Statement of Income

Quarter Ended April 29, 2011

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$700,775	$644,627	$(282,673)	$1,062,729

Cost of sales	—	470,381	436,296	(216,819)	689,858

Product development, selling and administrative expenses	14,970	70,916	55,644	—	141,530
Other (income) expense	—	15,971	(18,692)	—	(2,721)

Operating income (loss)	(14,970)	143,507	171,379	(65,854)	234,062

Intercompany items	14,602	(12,436)	(31,914)	29,748	—
Interest income (expense) - net	(7,467)	889	3,396	—	(3,182)
Reorganization items	—	—	—	—	—

Income (loss) from continuing operations before income taxes and equity	(7,835)	131,960	142,861	(36,106)	230,880

Provision (benefit) for income taxes	(15,548)	47,074	37,382	—	68,908
Equity in income (loss) of subsidiaries	154,259	64,285	—	(218,544)	—

Income from continuing operations	$161,972	$149,171	$105,479	$(254,650)	$161,972

Condensed Consolidating Statement of Income

Six Months Ended April 27, 2012

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,572,717	$1,775,349	$(670,805)	$2,677,261

Cost of sales	—	1,078,833	1,262,291	(537,659)	1,803,465

Product development, selling and administrative expenses	42,659	168,636	142,094	—	353,389
Other (income) expense	—	12,140	(38,916)	—	(26,776)

Operating income (loss)	(42,659)	313,108	409,880	(133,146)	547,183

Intercompany items	32,493	(24,378)	(54,131)	46,016	—
Interest income (expense) - net	(34,532)	164	1,171	—	(33,197)
Reorganization items	—	—	—	—	—

Income (loss) from continuing operations before income taxes and equity	(44,698)	288,894	356,920	(87,130)	513,986
Provision (benefit) for income taxes	(33,132)	133,324	53,323	—	153,515
Equity in income (loss) of subsidiaries	372,037	171,482	—	(543,519)	—

Income from continuing operations	360,471	327,052	303,597	(630,649)	360,471

Income from continuing operations attributable to non-controlling interest	(142)	—	(142)	142	(142)

Income from continuing operations attributable to Joy Global Inc.	$360,329	$327,052	$303,455	$(630,507)	$360,329

Condensed Consolidating Statement of Income

Six Months Ended April 29, 2011

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,232,915	$1,162,829	$(463,483)	$1,932,261

Cost of sales	—	828,916	805,128	(360,055)	1,273,989

Product development, selling and administrative expenses	25,658	134,925	113,077	—	273,660
Other (income) expense	—	35,084	(38,332)	—	(3,248)

Operating income (loss)	(25,658)	233,990	282,956	(103,428)	387,860

Intercompany items	26,236	(26,866)	(48,127)	48,757	—
Interest income (expense) - net	(14,950)	1,759	5,623	—	(7,568)
Reorganization items	(35)	—	—	—	(35)

Income (loss) from continuing operations before income taxes and equity	(14,407)	208,883	240,452	(54,671)	380,257

Provision (benefit) for income taxes	(22,378)	80,922	57,509	—	116,053
Equity in income (loss) of subsidiaries	256,233	110,937	—	(367,170)	—

Income from continuing operations	$264,204	$238,898	$182,943	$(421,841)	$264,204

Condensed Consolidating Balance Sheets:

As of April 27, 2012

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$162,539	$1,339,486	$2,046,162	$(261,262)	$3,286,925
Property, plant and equipment-net	10,053	356,050	377,481	—	743,584
Intangible assets-net	—	840,801	1,140,437	—	1,981,238
Other assets	4,027,705	2,165,050	1,717,892	(7,699,805)	210,842

Total assets	$4,200,297	$4,701,387	$5,281,972	$(7,961,067)	$6,222,589

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$69,165	$914,186	$1,071,540	$(122,886)	$1,932,005
Current liabilities of discontinued operation	—	50,681	(27,309)	—	23,372
Long-term debt	1,555,678	1,428	35	—	1,557,141
Accrued pension costs	231,053	6,922	6,999	—	244,974
Other non-current liabilities	(135)	11,465	109,231	—	120,561

Total liabilities	1,855,761	984,682	1,160,496	(122,886)	3,878,053

Shareholders’ equity attributable to Joy Global Inc.	2,344,536	3,716,705	4,105,089	(7,838,181)	2,328,149
Noncontrolling interest	—	—	16,387	—	16,387

Total equity	2,344,536	3,716,705	4,121,476	(7,838,181)	2,344,536

Total liabilities and shareholders’ equity	$4,200,297	$4,701,387	$5,281,972	$(7,961,067)	$6,222,589

As of October 28, 2011

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$1,053,875	$1,224,326	$1,508,026	$(222,220)	$3,564,007
Property, plant and equipment-net	1,530	324,505	213,536	—	539,571
Intangible assets-net	—	792,972	20,947	—	813,919
Other assets	2,632,946	1,966,826	1,182,149	(5,273,064)	508,857

Total assets	$3,688,351	$4,308,629	$2,924,658	$(5,495,284)	$5,426,354

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$61,269	$909,006	$854,915	$(100,619)	$1,724,571
Long-term debt	1,354,704	1,638	70	—	1,356,412
Accrued pension costs	318,173	6,950	7,329	—	332,452
Other non-current liabilities	2,410	9,373	49,341	—	61,124

Total liabilities	1,736,556	926,967	911,655	(100,619)	3,474,559

Shareholders’ equity attributable to Joy Global Inc.	1,951,795	3,381,662	2,013,003	(5,394,665)	1,951,795
Noncontrolling interest	—	—	—	—	—

Total equity	1,951,795	3,381,662	2,013,003	(5,394,665)	1,951,795

Total liabilities and shareholders’ equity	$3,688,351	$4,308,629	$2,924,658	$(5,495,284)	$5,426,354

Condensed Consolidating Statement of Cash Flows:

Six Months Ended April 27, 2012

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities – continuing operations	$(60,722)	$75,409	$81,760	$96,447
Net cash used by operating activities – discontinued operations	—	(10,158)	—	(10,158)

Net cash provided (used) by operating activities	(60,722)	65,251	81,760	86,289

Investing Activities:
Acquisition of controlling interest in IMM, net of cash acquired	(1,012,361)	—	72,912	(939,449)
Withdrawal of cash held in escrow	849,700	—	—	849,700
Other	(3,166)	(65,591)	(43,786)	(112,543)

Net cash provided (used) by investing activities – continuing operations	(165,827)	(65,591)	29,126	(202,292)
Net cash used by investing activities – discontinued operations	—	—	—	—

Net cash provided (used) by investing activities	(165,827)	(65,591)	29,126	(202,292)

Net cash provided by financing activities – continuing operations	226,659	(199)	(4,773)	221,687
Net cash used by financing activities – discontinued operations	—	—	—	—

Net cash provided (used) by financing activities	226,659	(199)	(4,773)	221,687

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,028)	(3,028)

Increase (decrease) in cash and cash equivalents	110	(539)	103,085	102,656
Cash and cash equivalents at beginning of period	100,181	16,152	171,988	288,321

Cash and cash equivalents at end of period	$100,291	$15,613	$275,073	$390,977

Six Months Ended April 29, 2011

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities	$146,764	$21,692	$81,379	$249,835
Net cash used by investing activities	(184)	(33,090)	(19,660)	(52,934)
Financing Activities:
Share-based payment awards	67,617	—	—	67,617
Other	(36,623)	—	3,151	(33,472)

Net cash provided by financing activities	30,994	—	3,151	34,145

Effect of exchange rate changes on cash and cash equivalents	—	—	24,514	24,514

Increase (decrease) in cash and cash equivalents	177,574	(11,398)	89,384	255,560
Cash and cash equivalents at beginning of period	439,295	16,262	360,024	815,581

Cash and cash equivalents at end of period	$616,869	$4,864	$449,408	$1,071,141

17.	Supplemental Subsidiary Guarantors

The following tables present condensed consolidated financial information as of April 27, 2012 and October 28, 2011 and for the quarter and six months ended April 27, 2012 for: (a) the Company; (b) on a combined basis, the guarantors of the 2021 Notes issued in October 2011, which include Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co., Continental Crushing & Conveying Inc. and LeTourneau Technologies, Inc. (the “Supplemental Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”).

The borrowings are fully and unconditionally guaranteed on a joint and several unsecured basis by the Supplemental Subsidiary Guarantors, which are direct and indirect wholly owned subsidiaries of the Company. We conduct all of our business and derive essentially all of our income from our subsidiaries. Therefore, our ability to make payments on the obligations is dependent on the earnings and distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the parent company. Separate financial statements of the Supplemental Subsidiary Guarantors are not presented because we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidating Statement of Income

Quarter Ended April 27, 2012

(In thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$837,708	$1,050,171	$(346,819)	$1,541,060

Cost of sales	—	570,244	743,642	(283,197)	1,030,689

Product development, selling and administrative expenses	15,664	82,216	84,153	—	182,033
Other (income) expense	—	4,395	(9,494)	—	(5,099)

Operating income (loss)	(15,664)	180,853	231,870	(63,622)	333,437

Intercompany items	17,770	(16,943)	(21,378)	20,551	—
Interest income (expense) - net	(17,839)	69	650	—	(17,120)
Reorganization items	—	—	—	—	—

Income (loss) from continuing operations before income taxes and equity	(15,733)	163,979	211,142	(43,071)	316,317

Provision (benefit) for income taxes	(19,890)	85,957	32,298	—	98,365
Equity in income (loss) of subsidiaries	213,795	117,840	—	(331,635)	—

Income from continuing operations	217,952	195,862	178,844	(374,706)	217,952

Income from continuing operations attributable to non-controlling interest	(33)	—	(33)	33	(33)

Income from continuing operations attributable to Joy Global Inc.	$217,919	$195,862	$178,811	$(374,673)	$217,919

Condensed Consolidating Statement of Income

Six Months Ended April 27, 2012

(In thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,545,951	$1,802,115	$(670,805)	$2,677,261

Cost of sales	—	1,059,593	1,281,531	(537,659)	1,803,465

Product development, selling and administrative expenses	42,659	164,919	145,811	—	353,389
Other (income) expense	—	12,259	(39,035)	—	(26,776)

Operating income (loss)	(42,659)	309,180	413,808	(133,146)	547,183

Intercompany items	32,493	(24,378)	(54,131)	46,016	—
Interest income (expense) - net	(34,532)	171	1,164	—	(33,197)
Reorganization items	—	—	—	—	—

Income (loss) from continuing operations before income taxes and equity	(44,698)	284,973	360,841	(87,130)	513,986

Provision (benefit) for income taxes	(33,132)	133,324	53,323	—	153,515
Equity in income (loss) of subsidiaries	372,037	175,403	—	(547,440)	—

Income from continuing operations	360,471	327,052	307,518	(634,570)	360,471

Income from continuing operations attributable to non-controlling interest	(142)	—	(142)	142	(142)

Income from continuing operations attributable to Joy Global Inc.	$360,329	$327,052	$307,376	$(634,428)	$360,329

Condensed Consolidating Balance Sheets:

As of April 27, 2012

(In thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$162,539	$1,294,472	$2,091,176	$(261,262)	$3,286,925
Property, plant and equipment-net	10,053	348,801	384,730	—	743,584
Intangible assets-net	—	840,801	1,140,437	—	1,981,238
Other assets	4,027,705	2,164,264	1,718,678	(7,699,805)	210,842

Total assets	$4,200,297	$4,648,338	$5,335,021	$(7,961,067)	$6,222,589

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$69,165	$909,718	$1,076,008	$(122,886)	$1,932,005
Current liabilities of discontinued operation	—	50,681	(27,309)	—	23,372
Long-term debt	1,555,678	1,428	35	—	1,557,141
Accrued pension costs	231,053	6,922	6,999	—	244,974
Other non-current liabilities	(135)	11,545	109,151	—	120,561

Total liabilities	1,855,761	980,294	1,164,884	(122,886)	3,878,053

Shareholders’ equity attributable to Joy Global Inc.	2,344,536	3,668,044	4,153,750	(7,838,181)	2,328,149
Noncontrolling Interest	—	—	16,387	—	16,387

Total equity	2,344,536	3,668,044	4,170,137	(7,838,181)	2,344,536

Total liabilities and shareholders’ equity	$4,200,297	$4,648,338	$5,335,021	$(7,961,067)	$6,222,589

As of October 28, 2011

(In thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$1,053,875	$1,180,749	$1,551,603	$(222,220)	$3,564,007
Property, plant and equipment-net	1,530	316,377	221,664	—	539,571
Intangible assets-net	—	792,972	20,947	—	813,919
Other assets	2,632,946	1,966,826	1,182,149	(5,273,064)	508,857

Total assets	$3,688,351	$4,256,924	$2,976,363	$(5,495,284)	$5,426,354

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$61,269	$900,871	$863,050	$(100,619)	$1,724,571
Long-term debt	1,354,704	1,638	70	—	1,356,412
Accrued pension costs	318,173	6,950	7,329	—	332,452
Other non-current liabilities	2,410	9,373	49,341	—	61,124
Shareholders’ equity	1,951,795	3,338,092	2,056,573	(5,394,665)	1,951,795

Total liabilities and shareholders’ equity	$3,688,351	$4,256,924	$2,976,363	$(5,495,284)	$5,426,354

Condensed Consolidating Statement of Cash Flows:

Six Months Ended April 27, 2012

(In thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities – continuing operations	$(60,722)	$72,552	$84,617	$96,447
Net cash used by operating activities – discontinued operations	—	(10,158)	—	(10,158)

Net cash provided (used) by operating activities	(60,722)	62,394	84,617	86,289

Investing Activities:
Acquisition of controlling interest in IMM, net of cash acquired	(1,012,361)	—	72,912	(939,449)
Withdrawal of cash held in escrow	849,700	—	—	849,700
Other	(3,166)	(65,757)	(43,620)	(112,543)

Net cash provided (used) by investing activities – continuing operations	(165,827)	(65,757)	29,292	(202,292)
Net cash used by investing activities – discontinued operations	—	—	—	—

Net cash provided (used) by investing activities	(165,827)	(65,757)	29,292	(202,292)

Net cash used by financing activities – continuing operations	226,659	(199)	(4,773)	221,687
Net cash used by financing activities – discontinued operations	—	—	—	—

Net cash used by financing activities	226,659	(199)	(4,773)	221,687

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,028)	(3,028)

Increase (decrease) in cash and cash equivalents	110	(3,562)	106,108	102,656
Cash and cash equivalents at beginning of period	100,181	16,152	171,988	288,321

Cash and cash equivalents at end of period	$100,291	$12,590	$278,096	$390,977

18.	Subsequent Events

On May 18, 2012, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend will be paid on June 18, 2012 to all shareholders of record at the close of business on June 4, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. Dollar amounts are in thousands, except share and per share data and as indicated.

Overview

Joy Global Inc. is a worldwide leader in high-productivity mining solutions. We manufacture and market original equipment and aftermarket parts and services for both underground and surface mining and certain industrial applications through two business segments: Underground Mining Machinery and Surface Mining Equipment. We are a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offer comprehensive service locations near major mining regions worldwide. We are also a major producer of surface mining equipment for the extraction of ores and minerals and we provide extensive operational support for many types of equipment used in surface mining. Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania, Wisconsin, Kentucky, Texas and Alabama and international facilities in China, the United Kingdom, South Africa, Canada, Chile and Australia.

International Mining Machinery

On July 11, 2011, we entered into a Share Purchase Agreement (“SPA”) with TJCC Holdings Limited, a corporation controlled by The Jordan Company, L.P., to acquire approximately 41.1%, of IMM. IMM is a leading designer and manufacturer of underground coal mining equipment in China. On July 28, 2011, August 16, 2011 and September 2, 2011 we purchased shares on the open market representing approximately 28.1% of the total outstanding shares of IMM. On December 20, 2011, the Anti-monopoly Bureau of the Ministry of Commerce approved the purchase of IMM shares covered by the SPA and the acquisition closed on December 29, 2011. At such time, we acquired a controlling interest of IMM which, when aggregated with earlier open market purchases, was approximately 69.2% of IMM’s outstanding common stock. Upon closing, we recognized a $19.4 million gain on the re-measurement of our pre-existing equity interest in IMM. On January 6, 2012, in accordance with Rule 26.1 of the Hong Kong Takeovers Code, we commenced an unconditional cash tender offer to purchase the remaining outstanding IMM shares and options to purchase IMM shares that we did not own. On February 10, 2012, we completed the tender offer. As a result of the tender offer, we beneficially own approximately 98.9% of IMM’s common stock, for which we have paid aggregate consideration of approximately $1.4 billion. The purchase of shares acquired in the tender offer was funded from cash held in escrow, which consisted of the remaining net proceeds from the October 2011 issuance of the 2021 Notes and the October 2011 sale of the drilling products business of LeTourneau, and borrowings under the October 31, 2011 term loan commitment. We intend to effect the compulsory acquisition of the remaining shares under applicable provisions of the Cayman Island Companies Law, under which IMM is incorporated. We expect to pay consideration of approximately $16.3 million, calculated at present exchange rates, to complete the compulsory acquisition. We expect to complete the compulsory acquisition of the remaining shares in our third fiscal quarter of 2012 using the remaining cash held in escrow. The combined effect of these transactions will result in our beneficial ownership of 100% of the common stock of IMM.

Operating Results

Bookings in the second quarter of 2012 were approximately $1.2 billion, a decrease of 19.2% from the prior year second quarter. Original equipment bookings decreased $294.8 million or 38.4%, while aftermarket bookings increased $1.3 million or 0.2%. The Surface Mining Equipment segment original equipment bookings excluding LeTourneau decreased 41.6% when compared to the prior year second quarter while aftermarket bookings excluding LeTourneau increased 0.6% when compared to the prior year second quarter. Original equipment bookings for the Underground Mining Machinery segment excluding IMM decreased 62.1% as a result of a weakening U.S. coal market and a significant Australian booking in the prior year’s second quarter that was not repeated in the current year. Orders decreased in the United States and South Africa, and were partially offset by increased orders in China and Eurasia. Aftermarket bookings excluding IMM decreased 12.2% when compared to the prior year second quarter. Foreign currency translation unfavorably impacted bookings by $17.1 million when compared to the prior year first quarter.

Net sales in the second quarter of 2012 were approximately $1.5 billion, an increase of 45.0% from the prior year, which includes a $110.5 million increase in aftermarket sales and a $367.8 million increase in original equipment sales. Sales increased in most regions for both segments as we worked through our strong backlog. Foreign currency translation unfavorably impacted sales by $5.3 million when compared to the second quarter of the prior year.

Operating income in the second quarter of 2012 increased by $99.4 million to $333.4 million, an increase of 42.5%, as a result of higher sales volume. These benefits were partially offset by higher product development, selling and administrative expenses, including $1.8 million of acquisition related transaction costs.

The results of LeTourneau’s mining equipment business are included with our Surface Mining Equipment segment. For the second quarter, LeTourneau’s mining equipment business had bookings of $128.4 million, net sales of $133.2 million and operating income of $20.6 million. Operating income was negatively impacted by $5.7 million for purchase accounting charges, of which $4.9 million was attributable to the step-up of acquired inventories.

The results of IMM are included with our Underground Mining Machinery segment. For the second quarter, IMM had bookings of $97.5 million, net sales of $87.3 million and operating income of $4.0 million. Operating income was negatively impacted by $17.4 million for purchase accounting charges attributable to the step-up of acquired inventories.

Net income from continuing operations attributable to Joy Global was $217.9 million or $2.04 per diluted share in the second quarter of 2012, compared to $162.0 million or $1.52 per diluted share in 2011.

Bookings in the first six months of fiscal 2012 were approximately $2.7 billion, a decrease of 3.2% from the prior year six month period. Original equipment bookings decreased $253.2 million or 18.0%, while aftermarket bookings increased $166.2 million or 12.4% as parts, service and rebuild orders were strong across most regions. The Surface Mining Equipment segment original equipment bookings excluding LeTourneau decreased 4.7% when compared to the prior year. Original equipment bookings for the Underground Mining Machinery segment excluding IMM decreased 39.5% as a result of a weakening U.S. coal market in the second quarter and a significant Australian booking in the prior year that was not repeated in the current year. Foreign currency translation unfavorably impacted bookings by $26.4 million when compared to the prior year six months.

Net sales in the first six months of fiscal 2012 were approximately $2.7 billion, an increase of 38.6% from the prior year, which includes a $206.7 million increase in aftermarket sales and a $538.3 million increase in original equipment sales. Sales increased in most regions for both segments. Foreign currency translation unfavorably impacted sales by $9.1 million when compared to the first six months of the prior year.

Operating income in the first six months of fiscal 2012 increased by $159.3 million to $547.2 million, an increase of 41.1%, as a result of higher sales volume. These benefits were partially offset by higher product development, selling and administrative expenses, including $16.1 million of acquisition related costs.

The results of LeTourneau’s mining equipment business are included with our Surface Mining Equipment segment. For the first six months, LeTourneau’s mining equipment business had bookings of $212.7 million, net sales of $211.5 million and operating income of $23.7 million. Operating income was negatively impacted by $11.6 million for purchase accounting charges, of which $10.0 million was attributable to the step-up of acquired inventories.

The results of IMM are included with our Underground Mining Machinery segment. From the date of acquisition and consolidation, IMM had bookings of $113.0 million, net sales of $97.7 million and operating income of $4.5 million. Operating income was negatively impacted by $17.7 million for purchase accounting charges attributable to the step-up of acquired inventories.

Net income from continuing operations attributable to Joy Global was $360.3 million, or $3.37 per diluted share in the first six months of fiscal 2012 compared to $264.2 million or $2.48 per diluted share in 2011.

Market Outlook

Eurozone concerns and tempered growth expectations in China dominate the end markets for mined commodities. The fallout of the sovereign debt problems has slowed growth in Europe, with seven countries seeing little or negative growth. GDP growth in China hit its lowest rate in three years at 8.1% in the first quarter and year over year growth in industrial production fell to 9.3% in April, from 11.9% the prior month, raising concerns of a slowing in the Chinese economy. With inflation in China stabilizing in the range of 3.2% to 3.6%, the central government is expected to continue to reduce the required reserve ratio for bank lending after prior reductions led to increased spending in March.

The U.S. economy has been one of the better performers, but it has stabilized at moderate growth rates without a catalyst to the upside. As a result, demand growth for mined commodities has moderated and commodity prices have softened, reducing returns on expansion projects. Projects underway and future brownfield projects are continuing on schedule, but the next round of large, greenfield projects are being held for re-evaluation.

The U.S. thermal coal market is facing headwinds from weakening electricity demand, natural gas related electricity generation switching, and regulations that are causing retirement of the oldest coal-fired plants. Of these, the first two are related to weather and economic cycles, and are not secular shifts. An unusually warm winter has reduced year-to-date electricity generation by 5.4% below 2011 levels. Additional loss of coal demand for power generation has come from increased dispatching of natural gas, as prices earlier this year dipped below $2.00 per million BTUs. As a result of these combined effects, mines have scaled back production and are running at 73% capacity compared to 79% the year before. Coal shipments were down by an estimated 50 to 65 million annualized tons in the first calendar quarter, increasing to over 100 million annualized tons in March. The March rate of reduction is greater than the 85 to 90 million ton reduction estimated to be needed to balance the market, and this should enable elevated utility stockpiles to begin to be worked down.

The correction in U.S. metallurgical coal has been modest by comparison. Although there have been some curtailments, they have generally been minor and of short duration. U.S. steel demand has remained strong, with production up almost 7% year-to-date and metallurgical coal exports are expected to stay near last year’s high levels. Metallurgical coal exports will be driven by steel production in the major metallurgical coal importing countries. Excluding China, these importing countries have increased steel production by 12% from a recent trough last December. This increase has occurred as metallurgical coal exports from Australia have been constrained by industrial action and heavy rainfall, providing further support for metallurgical coal prices. As a result, some U.S. coal producers are indicating that current demand for metallurgical coal is running ahead of their annual guidance and some mines have been brought back into production.

Copper prices have eased recently over concerns of high inventory levels in China. Although China appears to have completed a restocking period for copper, a substantial portion of the current inventory has been pledged as collateral for financing. This leaves low levels of inventory available to meet physical demand. This, combined with low global scrap inventories, should tighten copper supply and support copper prices. In addition, lower ore grades, production disruptions and project delays should result in a copper supply deficit again later this year.

Steel production in China is currently running at a rate 20% higher than the most recent trough in November of 2011. Although iron ore imports into China during the first quarter were up 6%, the recovery of steel production has reduced inventories by 5% through April. With limited demand upside in the near term, China steel production is expected to remain roughly flat for the remainder of the year. This will result in an annualized production growth of 4 percent over last year. Low ore grades for China iron ore production and for imports from India set a high floor price, and should keep iron ore spot prices near current levels at $140 per metric ton.

China electricity generation from coal in the first quarter was up 7%. With seaborne thermal coal prices below $100 per metric tonne, seaborne coal has regained a cost advantage. As a result, coal imports were a record 58 million metric tonnes in the first quarter, up 27% on an annualized basis. India’s coal-fueled power generation has increased 9% year to date and its domestic coal production continues to be challenged while tariffs have been eliminated from imported coal. As a result, India imported 31 million metric tonnes of coal in the first quarter, and imports are expected to exceed 100 million metric tonnes for the first time this year. Despite these demand increases, seaborne thermal coal markets remain oversupplied primarily due to continued recovery of production in Australia and U.S. producers looking to exports to offset soft domestic demand.

Despite these headwinds that are slowing the growth of commodity demand, there are positive elements. In the U.S., power generation from natural gas has been dispatched to the grid to the extent possible. This includes single cycle peaking plants that are not designed to run continuously. As a result, much of the available excess power generating capacity is in coal fueled units, and therefore coal stands to benefit from the recovery of electricity demand. In addition, the marginal cost of a new drilling program is substantially higher than the current spot price for natural gas, and prices are expected to climb above $4 per million BTUs as storage levels and current well production rates decline. This should enable coal to recover some of its lost tons. Internationally, China and India alone are expected to bring 90 gigawatts of new coal fueled power generating capacity on line in 2012, and this will add 300 million tons to thermal coal demand.

Company Outlook

U.S. customers are using production cuts to rebalance their mine portfolios and to concentrate their future capacity on lower operating cost mines. This includes continuing the completion of expansion projects that are in progress. They are also using this time to plan major machine overhauls and upgrades to be prepared for anticipated recovery in coal-fueled power generation. International mining houses are shifting their focus away from the next round of greenfield plants to finishing the projects already underway and to pursuing smaller brownfield expansions that have lower risk and quicker returns.

As a result, we expect that our order rates could moderate and revenues flatten for a few quarters, until global economic recovery and stronger commodity demand provide the basis for customers returning to greenfield expansions. Current quarter bookings reflect the anticipated decline in demand for original equipment going into the U.S. market, but also include the normal lumpiness in timing that is characteristic of international projects. The current softness in the U.S. aftermarket orders is not expected to be completely offset by strength in the international markets, and therefore the aftermarket bookings rate is expected to adversely impact revenues.

Results of Operations

Quarter Ended April 27, 2012 to Quarter Ended April 29, 2011

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income.

	Quarter Ended
In thousands	April 27, 2012	April 29, 2011	$ Change	% Change
Net Sales
Underground Mining Machinery	$886,552	$648,364	$238,188	36.7
Surface Mining Equipment	692,345	439,977	252,368	57.4
Eliminations	(37,837)	(25,612)	(12,225)	(47.7)

Total	$1,541,060	$1,062,729	$478,331	45.0

Second quarter 2012 Underground Mining Machinery net sales were $886.6 million, compared to $648.4 million in the prior year second quarter, and included a $198.4 million increase in original equipment sales and a $39.8 million increase in aftermarket sales. IMM added $87.3 million of net sales to the second quarter. The increase in original equipment sales were driven by higher shipments to Australia, Eurasia, South Africa and the U.S. Aftermarket sales increased in all regions with the exception of the United States and Eurasia. Foreign currency translation unfavorably impacted sales by $5.1 million.

Second quarter 2012 Surface Mining Equipment net sales were $692.3 million, compared to the $440.0 million in the prior year second quarter, and included a $175.4 million increase in original equipment sales and a $77.0 million increase in aftermarket sales. The mining equipment business of LeTourneau added $133.2 million of sales during the quarter. Original equipment sales were up in all regions with the exception of South Africa, and were led by increased sales in South America, Russia and Australia. The increase in aftermarket sales is primarily related to sales in South America, Australia and North America. Foreign currency translation unfavorably impacted sales by $0.2 million.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income.

	Quarter Ended
	April 27, 2012		April 29, 2011
In thousands	Operating Income (loss)	% of Net Sales	Operating Income (loss)	% of Net Sales
Underground Mining Machinery	$201,920	22.8	$154,999	23.9
Surface Mining Equipment	155,619	22.5	101,028	23.0
Corporate Expense	(15,709)	—	(15,442)	—
Eliminations	(8,393)	—	(6,523)	—

Total	$333,437	21.6	$234,062	22.0

Operating income for the Underground Mining Machinery segment was $201.9 million in the second quarter of 2012, compared to $155.0 million in the second quarter of 2011. Operating income includes $4.0 million from IMM, net of excess purchase accounting charges of $17.4 million. In addition to the $4.0 million attributable to the acquisition, operating income was favorably impacted $53.9 million due to higher sales volumes that were partially offset by an increase of $10.9 million in product development, selling and administrative expenses.

Operating income for the Surface Mining Equipment segment was $155.6 million in the second quarter of 2012, compared to $101.0 million in the second quarter of 2011. Operating income includes $20.6 million from LeTourneau’s mining equipment business, net of excess purchase accounting charges of $5.7 million. In addition to the $20.6 million attributable to the acquisition, operating income was favorably impacted $48.0 million due to higher sales volumes that were partially offset by increased spending on logistics, warehousing, and selling and administrative expense.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $182.0 million, or 11.8% of sales in the second quarter of 2012, compared to $141.5 million, or 13.3% of sales, in the second quarter of 2011. The inclusion of LeTourneau and IMM increased expenses by $22.4 million. In addition to the $22.4 million attributable to the acquisitions, product costs increased $3.8 million due to the continued innovation in current product offerings and development of new products. Selling costs increased $6.8 million, which was mostly attributable to higher warehousing costs in order to meet higher sales demand.

Provision for Income Taxes

Income tax expense from continuing operations was $98.4 million in the second quarter of 2012 as compared to $68.9 million in the second quarter of 2011. The effective income tax rate was 31.1% in the current quarter compared to 29.8% in the second quarter of 2011. The effective income tax rate excluding discrete tax adjustments was 31.0% in the current quarter compared to 29.4% in the second quarter of 2011. The increase in the effective tax rate is attributable to a tax planning benefit recognized in the prior year.

Bookings and Backlog

Bookings represent the cumulative amount of customer orders under new original equipment and aftermarket contracts exclusive of Life Cycle Management arrangements awarded to us during the reporting period. We record bookings when firm orders are received and add the amount of bookings in a period to our backlog. Bookings for the second quarter of 2012 and 2011 are the following:

	Quarter Ended
	April 27,	April 29,	$	%
In thousands	2012	2011	Change	Change
Underground Mining Machinery	$662,255	$905,208	$(242,953)	(26.8)
Surface Mining Equipment	662,347	670,425	(8,078)	(1.2)
Eliminations	(93,232)	(50,802)	(42,430)	(83.5)

Total Bookings	$1,231,370	$1,524,831	$(293,461)	(19.2)

Underground Mining Machinery original equipment orders, which included $79.6 million from IMM, decreased $206.6 million compared to the prior year quarter. The decrease in original equipment orders is due to a significant order in Australia in the prior year quarter that was not repeated and decreased orders in the United States and South Africa, partially offset by increased orders in China and Eurasia. Original equipment orders for Surface Mining Equipment, which included $76.4 million for LeTourneau, decreased $62.2 million compared to the prior year quarter. New equipment orders were down from customers in all regions with the exception of Australia. Foreign currency translation unfavorably impacted original equipment bookings by $13.0 million.

Underground Mining Machinery aftermarket bookings decreased $36.4 million compared to the prior year second quarter. Bookings decreased in Australia, the United States and Eurasia, while China and South Africa experienced higher booking levels. IMM aftermarket bookings added $17.9 million to the second quarter total. Surface Mining Equipment aftermarket orders increased $54.2 million compared to the prior year quarter of which $52.0 million was provided by LeTourneau. Aftermarket orders increased in the United States, South America, and Australia, while China, India, Russia and South Africa experienced declines. Foreign currency translation unfavorably impacted aftermarket bookings by $4.1 million.

Backlog as of April 27, 2012 and October 28, 2011 is as follows:

	April 27,	October 28,
In thousands	2012	2011
Underground Mining Machinery	$1,744,980	$1,739,932
Underground Backlog Adjustment	(118,725)	—

Adjusted Underground Mining Machinery	1,626,255	1,739,932
Surface Mining Equipment	1,668,702	1,560,393
Eliminations	(152,826)	(46,991)

Total Backlog	$3,142,131	$3,253,334

Backlog was $3.1 billion as of April 27, 2012 compared to $3.3 billion at October 28, 2011. The backlog at April 27, 2012 has been reduced by $118.7 million for Underground Mining Machinery equipment scheduled for the U.S. coal market that is considered to have a meaningful risk of deferral or cancellation. This adjustment does not indicate actual order cancellations, but identifies the orders that we believe are at risk due to current market conditions. The backlog at April 27, 2012 includes $61.9 million related to IMM and increases in Surface Mining Equipment offset by decreases in the Underground Mining Machinery segment, excluding IMM. Backlog does not include anticipated revenues from long-term maintenance and repair contracts.

Six Months Ended April 27, 2012 to Six Months Ended April 29, 2011

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Six Months Ended
	April 27,	April 29	$	%
In thousands	2012	2011	Change	Change
Net Sales
Underground Mining Machinery	$1,525,855	$1,159,302	$366,553	31.6
Surface Mining Equipment	1,224,651	825,820	398,831	48.3
Eliminations	(73,245)	(52,861)	(20,384)	(38.6)

Total	$2,677,261	$1,932,261	$745,000	38.6

Fiscal 2012 six months Underground Mining Machinery net sales were $1.5 billion, compared to the prior year six months of $1.2 billion, and included a $109.7 million increase in aftermarket sales and $256.9 million increase in original equipment sales. IMM added $97.7 million of sales to the six month period. Aftermarket sales increased in China and Australia. Original equipment sales increased in all regions. Foreign currency translation unfavorably impacted sales by $7.6 million.

Fiscal 2012 six months Surface Mining Equipment net sales were $1.2 billion, compared to the prior year six months of $825.8 million, and included a $127.6 million increase in aftermarket sales and $271.3 million increase in original equipment sales. LeTourneau added $211.5 million of sales to the six month period. Aftermarket sales increased in South America, North America, Australia and Russia. Original equipment sales increased in all regions. Foreign currency translation unfavorably impacted sales by $1.5 million.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Six Months Ended
	April 27, 2012		April 29, 2011
In thousands	Operating Income (loss)	% of Net Sales	Operating Income (loss)	% of Net Sales
Underground Mining Machinery	$333,428	21.9	$250,370	21.6
Surface Mining Equipment	252,829	20.6	176,913	21.4
Corporate Expense	(22,568)	—	(26,156)	—
Eliminations	(16,506)	—	(13,267)	—

Total	$547,183	20.4	$387,860	20.1

Operating income for the Underground Mining Machinery segment was $333.4 million for the fiscal 2012 six month period compared to operating income of $250.4 million in the prior year period. Operating income, which includes $4.5 million from IMM net of excess purchase accounting charges of $17.7 million, was favorably impacted by $97.3 million due to higher sales volumes that were partially offset by an increase of $17.2 million in product development, selling and administrative expenses.

Operating income for the Surface Mining Equipment segment was $252.8 million for the fiscal 2012 six month period compared to operating income of $176.9 million in the prior year period. Operating income, which includes $23.7 million from LeTourneau net of purchase accounting charges of $11.6 million, was favorably impacted by $72.0 million due to higher sales volumes that were partially offset by an increase of $11.9 million in product development, selling and administrative expenses.

Corporate expense decreased by $3.6 million primarily due to the IMM remeasurement gain of $19.4 million offset by $14.8 million of acquisition costs.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $353.4 million, or 13.2% of sales, for the six month period, compared to $273.7 million, or 14.2% of sales, for the same period in the prior year. The inclusion of LeTourneau and IMM increased six month expense by $33.6 million. In addition to the $33.6 million attributable to acquisitions, product costs increased $9.0 million due to the continued pursuit of technological advances in current product offerings and the continued development of new products. Selling costs increased $9.0 million, which were mostly attributable to higher warehousing costs to meet higher sales demand.

Provision for Income Taxes

Income tax expense for continuing operations was $153.5 million for the fiscal 2012 six month period, compared to $116.1 million for the prior year period. The effective income tax rate was 29.9% for the six month fiscal 2012 period compared to 30.5% for the prior year period. The effective income tax rate excluding discrete tax adjustments was 31.0% in the current six month period compared to 29.5%for the same period in the prior year. The effective income tax rate differs from the U.S. federal corporate income tax rate primarily due to foreign tax rate differentials.

Bookings

Bookings for the six month periods indicated are the following:

	Six Months Ended
	April 27,	April 29,	$	%
In thousands	2012	2011	Change	Change
Underground Mining Machinery	$1,484,324	$1,726,638	$(242,314)	(14.0)
Surface Mining Equipment	1,358,617	1,106,488	252,129	22.8
Eliminations	(177,650)	(80,821)	(96,829)

Total Bookings	$2,665,291	$2,752,305	$(87,014)	(3.2)

Bookings for the fiscal 2012 six month period were $2.7 billion, down 3.2% compared to bookings of $2.8 billion in the prior year period. Underground original equipment orders, which included $91.6 million from IMM, were down $290.4 million primarily due to significant orders in Australia in the prior year that did not repeat along with reductions in all regions. Original equipment orders for the surface business were up $102.6 million, which included $125.2 million from LeTourneau, when compared to the prior year. Orders increased in South America, Australia and South Africa. Foreign currency translation unfavorably impacted original equipment bookings by $15.2 million.

Underground Mining Machinery aftermarket bookings increased $48.1 million for the six month period compared to the same period in the prior year. Bookings increased in China and the United States while all other regions experienced lower order levels. IMM aftermarket bookings added $21.4 million to the six month total. Surface Mining Equipment aftermarket orders increased $149.5 million compared to the prior year six month period of which $87.5 million was provided by LeTourneau. Aftermarket orders increased in South America, Australia and North America while the remaining regions experienced a decline. Foreign currency translation unfavorably impacted aftermarket bookings by $11.2 million.

Liquidity and Capital Resources

The following table reconciles trade working capital related to continuing operations to total working capital related to continuing operations as of April 27, 2012 and October 28, 2011, respectively.

In thousands	April 27, 2012	October 28, 2011
Accounts receivable	$1,151,909	$884,696
Inventories	1,536,750	1,334,134
Accounts payable	(492,287)	(452,519)
Advance payments	(837,800)	(771,841)

Trade Working Capital	$1,358,572	$994,470

Other current assets	190,989	190,568
Short-term notes payable	(79,896)	(35,895)
Employee compensation and benefits	(110,750)	(147,664)
Accrued warranties	(102,429)	(82,737)
Other current liabilities	(308,843)	(206,588)

Working Capital Excluding Cash and Cash Equivalents	$947,643	$712,154
Cash and Cash Equivalents	390,977	288,321

Working Capital (exclusive of cash held in escrow)	$1,338,620	$1,000,475

IMM added $152.0 million to trade working capital at April 27, 2012 while LeTourneau added $178.2 million and $165.4 million at April 27, 2012 and October 28, 2011, respectively.

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

During the first six months of fiscal 2012, cash provided by continuing operating activities was $96.4 million compared to cash provided by continuing operating activities of $249.8 million in the first six months of 2012. An increase in net income and depreciation and amortization was more than offset by decreases in advance payments and higher accounts receivable.

During the first six months of fiscal 2012, cash used by continuing investing activities was $202.3 million compared to cash used by continuing investing activities of $52.9 million during the first six months of fiscal 2011. The change in cash used by continuing investing activities is the result of our acquisition of a controlling interest in IMM which was mostly funded from cash held in escrow and further capital spending for the continued investment in our global service center infrastructure and our manufacturing capabilities in emerging markets.

During the first six months of fiscal 2012, cash provided by continuing financing activities was $221.7 million compared to cash provided by continuing financing activities of $34.1 million during the first six months of fiscal 2011. The primary driver for the change was the proceeds from the February 10, 2012 draw under the Further Term Loan, partially offset by reduced proceeds from share-based payment awards and additional debt repayments.

On February 17, 2012, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend was paid on March 19, 2012 to all shareholders of record at the close of business on March 5, 2012.

Retiree Benefits

For the first six months of fiscal 2012 we have recognized $21.1 million of defined benefit pension expense compared to $25.2 million for the comparable prior year period. On February 28, 2012, we made a material modification to the Joy Global Pension Plan freezing benefits for all salaried and non-bargained hourly participants effective May 1, 2012. We recorded a $1.1 million curtailment charge in conjunction with the freeze. Through April 27, 2012, we have contributed $92.1 million to our defined benefit plans and we plan to contribute approximately $180.0 million to $190.0 million for 2012. The investment performance of the pension plans’ assets along with the movement in the discount rate used to calculate the pension plans’ liabilities will determine the amount and timing of additional contributions to the pension plans in subsequent years.

Credit Agreement

We have a $700.0 million unsecured revolving credit facility under the terms of our Credit Agreement, which expires November 3, 2014. Under the terms of the Credit Agreement we pay a commitment fee ranging from 0.25% to 0.5% on the unused portion of the revolving credit facility based on our credit rating. Outstanding borrowings bear interest equal to the London Interbank Offered Rate (“LIBOR”) (defined as applicable LIBOR rate for the equivalent interest period plus 1.75% to 2.75% depending upon our credit rating) or the Base Rate (defined as the highest of the Prime Rate, Federal Funds Rate plus 0.5%, or Eurodollar Rate plus 1.0%) at our option. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other return of capital when the consolidated leverage ratio exceeds a stated level amount. At April 27, 2012, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

Financial Condition

As of April 27, 2012, we had $391.0 million in cash and cash equivalents and $440.6 million available for borrowings under the Credit Agreement. Our current cash requirements include working capital, defined benefit pension contributions, capital expenditures, dividends, principal payments, and interest payments. We will also continue to evaluate strategic acquisitions, including mining-related product line additions or service extensions. Based upon our current and forecasted level of operations, we believe that cash flows from operations, together with cash and cash equivalents on hand, available borrowings under the Credit Agreement and access to public markets will be adequate to meet our anticipated future cash requirements.

Off-Balance Sheet Arrangements

We lease various assets under operating leases. No significant changes to lease commitments have occurred since our year ended October 28, 2011. We have no other off-balance sheet arrangements, other than as noted in Note 13 to the Condensed Consolidated Financial Statements.

Critical Accounting Estimates, Assumptions and Policies

Our discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to bad debts, excess inventory, warranty, intangible assets, income taxes, pension and postretirement benefits and costs, and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

We believe our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, accrued warranties, pension and post-retirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 28, 2011 for a discussion of these policies. There were no material changes to these policies during the first six months of fiscal 2012.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended April 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

No change.

Item 1A. Risk Factors

No change.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Form of Restricted Stock Unit Award Agreement, dated March 6, 2012, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOY GLOBAL INC.
(Registrant)

/s/ Michael S. Olsen
Date: June 4, 2012	Michael S. Olsen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Ricky T. Dillon
Date: June 4, 2012	Ricky T. Dillon
Vice President, Controller
and Chief Accounting Officer
(Principal Accounting Officer)