Form 10-Q
period 2012-07-27
JOY GLOBAL INC
filed 2012-08-30
CIK 801898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 27, 2012

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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 24, 2012
Common Stock, $1 par value	105,878,314

JOY GLOBAL INC.

FORM 10-Q INDEX

July 27, 2012

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Quarter Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
	2012	2011	2012	2011
Net sales	$1,388,723	$1,136,352	$4,065,984	$3,068,613
Costs and expenses:
Cost of sales	912,939	739,626	2,716,404	2,013,615
Product development, selling and administrative expenses	179,436	165,325	532,825	438,985
Other income	(3,127)	(4,591)	(29,903)	(7,839)

Operating income	299,475	235,992	846,658	623,852
Interest income	1,533	3,438	4,062	11,595
Interest expense	(18,335)	(9,470)	(54,061)	(25,195)
Reorganization items	—	—	—	(35)

Income from continuing operations before income taxes	282,673	229,960	796,659	610,217
Provision for income taxes	88,291	58,155	241,806	174,208

Income from continuing operations	194,382	171,805	554,853	436,009
Income from continuing operations attributable to non-controlling interest	(38)	—	(180)	—

Income from continuing operations attributable to Joy Global Inc.	194,344	171,805	554,673	436,009

Income (loss) from discontinued operations, net of income taxes	(826)	1,300	(5,215)	1,300
Income (loss) from discontinued operations, net of income taxes attributable to non-controlling interest	—	—	—	—

Income (loss) from discontinued operations, net of income taxes attributable to Joy Global Inc.	(826)	1,300	(5,215)	1,300

Net income	193,556	173,105	549,638	437,309
Net income attributable to non-controlling interest	(38)	—	(180)	—

Net income attributable to Joy Global Inc.	$193,518	$173,105	$549,458	$437,309

Basic earnings (loss) per share:
Continuing operations	$1.83	$1.63	$5.24	$4.16
Discontinued operation	(0.01)	0.01	(0.05)	0.01

Net income	$1.82	$1.64	$5.19	$4.17

Diluted earnings (loss) per share:
Continuing operations	$1.82	$1.61	$5.19	$4.09
Discontinued operation	(0.01)	0.01	(0.05)	0.01

Net income	$1.81	$1.62	$5.14	$4.10

Dividends per share	$0.175	$0.175	$0.525	$0.525

Weighted average shares outstanding:
Basic	106,025	105,204	105,794	104,803

Diluted	106,866	106,735	106,867	106,475

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(In thousands)

	July 27,	October 28,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$454,237	$288,321
Cash held in escrow	—	866,000
Accounts receivable, net	1,148,639	884,696
Inventories	1,544,062	1,334,134
Other current assets	189,902	190,568
Current assets of discontinued operations	—	288

Total current assets	3,336,840	3,564,007
Property, plant and equipment, net	779,235	539,571
Investment in unconsolidated affiliate	—	380,114
Other intangible assets, net	599,126	385,441
Goodwill	1,383,654	428,478
Deferred income taxes	62,143	73,123
Other non-current assets	146,379	55,448
Non-current assets of discontinued operations	—	172

Total assets	$6,307,377	$5,426,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$82,400	$35,895
Trade accounts payable	487,811	452,519
Employee compensation and benefits	129,234	147,664
Advance payments and progress billings	823,231	771,841
Accrued warranties	104,208	82,737
Other accrued liabilities	303,301	206,588
Current liabilities of discontinued operations	18,609	27,327

Total current liabilities	1,948,794	1,724,571
Long-term obligations	1,538,460	1,356,412
Accrued pension costs	204,811	332,452
Other liabilities	116,117	61,124

Total liabilities	3,808,182	3,474,559

Shareholders’ equity	2,499,195	1,951,795

Total liabilities and shareholders’ equity	$6,307,377	$5,426,354

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	July 27,	July 29,
	2012	2011
Operating Activities:
Net Income	$549,638	$437,309
(Income) loss from discontinued operations	5,215	(1,300)
Adjustments to continuing operations:
Depreciation and amortization	119,826	50,669
Deferred income taxes	26,612	(11,883)
Excess income tax benefit from share-based payment awards	(20,826)	(17,837)
Contributions to retiree benefit plans	(138,055)	(134,352)
Retiree benefit plan expense	29,258	38,429
Other, net	(29,363)	18,369
Changes in Working Capital Items Attributed to Continuing Operations, net of acquisition:
Accounts receivable, net	(97,330)	(64,902)
Inventories, net	(199,470)	(259,180)
Other current assets	(29,577)	(41,574)
Trade accounts payable	(44,807)	18,894
Employee compensation and benefits	(22,463)	(12,169)
Advance payments and progress billings	54,040	303,475
Other accrued liabilities	50,323	22,186

Net cash provided by operating activities – continuing operations	253,021	346,134
Net cash used by operating activities – discontinued operations	(15,747)	(2,444)

Net cash provided by operating activities	237,274	343,690

Investing Activities:
Property, plant and equipment acquired	(169,290)	(75,189)
Acquisition of International Mining Machinery, net of cash acquired	(955,917)	(140,613)
Acquisition of LeTourneau, net of cash acquired	—	(1,041,161)
Withdrawal of cash held in escrow	866,000	—
Other, net	7,119	2,514

Net cash used by investing activities – continuing operations	(252,088)	(1,254,449)
Net cash used by investing activities – discontinued operations	—	(361)

Net cash used by investing activities	(252,088)	(1,254,810)

Financing Activities:
Share-based payment awards	30,589	70,426
Dividends paid	(55,431)	(54,870)
Proceeds from Further Term Loan	250,000	—
Change in short and long-term obligations, net	(36,641)	508,861
Financing fees	(1,620)	(9,435)

Net cash provided by financing activities – continuing operations	186,897	514,982
Net cash provided by financing activities – discontinued operations	—	—

Net cash provided by financing activities	186,897	514,982

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6,167)	23,649

Increase (Decrease) in Cash and Cash Equivalents	165,916	(372,489)
Cash and Cash Equivalents at Beginning of Period	288,321	815,581

Cash and Cash Equivalents at End of Period	$454,237	$443,092

See Notes to Condensed Consolidated Financial Statements.

1.	Description of Business

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

Acquisition of International Mining Machinery Holdings Limited

On December 29, 2011, we completed the purchase of 534.8 million shares of International Mining Machinery Holdings Limited (“IMM”). The shares, which represented approximately 41.1% of IMM’s outstanding common stock, were purchased pursuant to a stock purchase agreement, dated July 11, 2011, as amended and restated on July 14, 2011. The shares were purchased for HKD8.50 per share, or approximately $584.6 million. As a result of this and prior open market purchases, we acquired a controlling interest on such date of approximately 69.2% of IMM’s outstanding common stock and were required by Rule 26.1 of the Hong Kong Takeovers Code to commence a tender offer to purchase all of the outstanding shares of IMM common stock and options to purchase IMM common stock that we did not already own. The tender offer commenced on January 6, 2012 and we completed the tender offer on February 10, 2012. As a result of the tender offer, we beneficially owned approximately 98.9% of IMM’s outstanding common stock. On July 25, 2012, we effected the compulsory acquisition of the remaining shares under applicable provisions of the Cayman Island Companies Law, under which IMM is incorporated. We paid consideration of approximately $16.2 million to complete the compulsory acquisition. The combined effect of these transactions resulted in our beneficial ownership of 100% of the common stock of IMM.

Prior to obtaining control on December 29, 2011, our investment in IMM had been accounted for under the equity method. Upon obtaining control, we applied the acquisition method of accounting, re-measured the preexisting interest at fair value and recorded a gain of $19.4 million. The gain is reported in the Condensed Consolidated Statement of Income under “other income” for the nine month period ended July 27, 2012. The results of operations for IMM have been included in the accompanying Condensed Consolidated Financial Statements from December 29, 2011 forward as part of the Underground Mining Machinery segment. Prior to obtaining control, our share of income from IMM was reported in the Condensed Consolidated Statement of Income under “other income” and included in Corporate.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is based upon the estimated fair values at the date of acquisition. The fair values of the assets and liabilities included in the table below are preliminary and subject to change as we are currently in the process of obtaining third-party valuations of assets acquired and liabilities assumed and assessing certain reserves and contingent liabilities. Adjustments have been made in the current quarter to reflect updated fair value estimates for inventory and intangible assets and to adjust for other liabilities. The excess of the purchase price over the net tangible and identifiable intangible assets is reflected as goodwill. The following table summarizes the preliminary estimates of fair value of the assets acquired and the liabilities assumed as of the acquisition date:

(in thousands)
Assets Acquired:
Cash and cash equivalents	$72,912
Accounts receivable	202,825
Inventories	91,176
Other current assets	15,622
Property, plant and equipment	123,600
Other intangible assets and goodwill	1,138,894
Other non-current assets	13,041

Total assets acquired	1,658,070
Liabilities Assumed:
Short-term notes payable	(14,666)
Accounts payable	(87,305)
Employee compensation and benefits	(6,458)
Advance payments and progress billings	(6,122)
Other accrued liabilities	(61,123)
Other non-current liabilities	(58,958)

Total liabilities assumed	(234,632)

$1,423,438

The fair value for identified intangible assets was primarily determined based upon discounted expected cash flows. Of the $1.1 billion of intangible assets and goodwill, $165.0 million has been preliminarily assigned to intangible assets which are being amortized over a weighted average life of 13.5 years. The determination of the useful life was based upon historical experience, economic factors, and future cash flows of the assets acquired.

The results of IMM have been included in the condensed consolidated financial statements since the date of acquisition. We have incurred acquisition costs of $24.3 million related to IMM, of which $8.6 million was recognized in the prior fiscal year.

The following unaudited pro forma financial information for the nine months ended July 27, 2012 and three and nine months ended July 29, 2011 reflect the results of continuing operations of the Company as if the acquisition of IMM had been completed on October 28, 2011 and October 30, 2010, respectively. Pro forma adjustments have been made for changes in depreciation and amortization expenses related to the valuation of the acquired tangible and intangible assets at fair value, the elimination of non-recurring items and the addition of incremental costs related to debt used to finance the acquisition.

	Nine Months Ended		Quarter Ended
	July 27,	July 29,	July 29,
	2012	2011	2011
Net sales	$4,135,147	$3,320,159	$1,232,051
Income from continuing operations	$562,128	$438,259	$172,153
Basic earnings per share from continuing operations	$5.31	$4.18	$1.64
Diluted earnings per share from continuing operations	$5.26	$4.12	$1.61

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

$1,053,677

The allocation of the purchase price was finalized in the third quarter of fiscal 2012. Adjustments have been made in the current quarter to reflect warranty reserves and the agreement of the disposition of certain assets and liabilities related to the drilling products business.

4.	Inventories

Consolidated inventories consisted of the following:

	July 27,	October 28,
(in thousands)	2012	2011
Finished goods	$890,978	$832,730
Work in process and purchased parts	416,728	269,798
Raw materials	236,356	231,606

	$1,544,062	$1,334,134

July 27, 2012 inventories include $80.2 million attributable to the IMM acquisition.

5.	Warranties

The following table reconciles the changes in the product warranty reserve.

	Quarter Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
(in thousands)	2012	2011	2012	2011
Balance, beginning of period	$102,429	$66,776	$82,737	$62,351
Accrual for warranty expensed during the period	8,413	9,780	34,314	27,376
Settlements made during the period	(13,117)	(9,408)	(36,668)	(25,076)
Change in liability for pre-existing warranties during the period, including expirations	7,498	928	19,016	1,170
Effect of foreign currency translation	(1,015)	(398)	(988)	1,857
Acquired warranty accrual	—	11,545	5,797	11,545

Balance, end of period	$104,208	$79,223	$104,208	$79,223

Adjustments were made in the first and third quarters of fiscal 2012 to reflect changes in the liability of $10.0 million and $6.1 million, respectively, for pre-existing warranties related to the mining equipment business of LeTourneau.

6.	Borrowings and Credit Facilities

Direct borrowings and capital lease obligations consisted of the following:

	July 27,	October 28,
(in thousands)	2012	2011
Term Loan due 2016	$475,000	$493,750
Further Term Loan due 2016	244,375	—
6.0% Senior Notes due 2016	248,270	248,008
6.625% Senior Notes due 2036	148,460	148,441
5.125% Senior Notes due 2021	496,003	495,755
Short-term notes payable and bank overdrafts	6,977	4,140
Capital leases and other	1,775	2,213

	1,620,860	1,392,307
Less: Amounts due within one year	(82,400)	(35,895)

Long-term obligations	$1,538,460	$1,356,412

We have a $700.0 million unsecured revolving credit facility (the “Credit Agreement”) that expires on November 3, 2014. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other return of capital when the consolidated leverage ratio exceeds a stated level amount. At July 27, 2012, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

At July 27, 2012, there were no direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which reduce availability under the $700.0 million credit limit, totaled $280.1 million. At July 27, 2012, there was $419.9 million available for borrowings under the Credit Agreement.

In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (the “2016 Notes” and “2036 Notes,” respectively, and collectively, the “Notes”) with interest on the Notes being paid semi-annually in arrears on May 15 and November 15 of each year, starting May 15, 2007. The Notes are guaranteed by each of our current and future material domestic subsidiaries. The Notes were issued in a private placement under an exemption from registration provided by the Securities Act, as amended. In the second quarter of fiscal 2007, the Notes were exchanged for substantially identical notes that are registered under the Securities Act. At our option, we may redeem some or all of the Notes at a redemption price of the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a Treasury rate of a comparable Treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes.

On June 16, 2011, we entered into a credit agreement, which matures June 16, 2016, and provided for a $500.0 million term loan commitment (the “Term Loan”), which was drawn in full to partially finance the acquisition of LeTourneau. The Term Loan requires quarterly principal payments that began in the fourth quarter of fiscal year 2011. The Term Loan contains terms and conditions that are substantially similar to the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. At July 27, 2012, we were in compliance with all financial covenants of the Term Loan.

On October 12, 2011, we issued $500.0 million aggregate principal amount of the 5.125% Senior Notes due in 2021 (the “2021 Notes”) at a discount of $4.2 million in an offering that was registered under the Securities Act. Interest on the 2021 Notes is paid semi-annually in arrears on October 15 and April 15 of each year, starting April 15, 2012, and the 2021 Notes are guaranteed by each of our current and future material domestic subsidiaries. At our option, we may redeem some or all of the 2021 Notes at a redemption price of the greater of 100% of the principal amount of the 2021 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a Treasury rate of a comparable Treasury issue plus 0.5%.

On October 31, 2011, we entered into a credit agreement that provides for a further $250.0 million term loan commitment (the “Further Term Loan”). The Further Term Loan requires quarterly principal payments that began in the third quarter of fiscal year 2012 and matures June 16, 2016. The Further Term Loan contains terms and conditions that are substantially similar to the terms and conditions of the Credit Agreement and the Term Loan. The Further Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. The Further Term Loan was drawn in full on February 10, 2012, in conjunction with the settlement of the IMM tender offer. At July 27, 2012, we were in compliance with all financial covenants of the Further Term Loan.

7.	Share-Based Compensation

We recognized total share-based compensation expense for the quarter ended July 27, 2012 and July 29, 2011 of approximately $5.5 million and $6.7 million, respectively. We recognized total share-based compensation expense for the nine months ended July 27, 2012 and July 29, 2011 of approximately $20.0 million and $18.9 million, respectively.

8.	Retiree Benefits

The components of the net periodic pension and other post-retirement benefits expense recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
	July 27,	July 29,	July 27,	July 29,
(in thousands)	2012	2011	2012	2011
Service cost	$2,748	$5,223	$220	$166
Interest cost	20,620	21,800	302	343
Expected return on assets	(24,612)	(23,833)	(57)	(71)
Amortization of:
Prior service cost	327	343	13	12
Actuarial loss (gain)	8,415	8,999	(272)	(214)

Net periodic benefit cost	$7,498	$12,532	$206	$236

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
(in thousands)	2012	2011	2012	2011
Service cost	$13,223	$15,493	$720	$736
Interest cost	61,863	64,182	1,028	1,155
Expected return on assets	(73,812)	(69,540)	(237)	(255)
Amortization of:
Prior service cost	980	1,031	39	36
Actuarial loss (gain)	25,247	26,573	(870)	(982)
Curtailment loss	1,077	—	—	—

Net periodic benefit cost	$28,578	$37,739	$680	$690

The actuarial loss (gain) arises from differences in estimates and actual experiences for certain assumptions including changes in discount rate and expected return on assets. During fiscal 2012 we expect to contribute approximately $180.0 million to $190.0 million to our defined benefit employee pension plans.

On February 28, 2012 a modification was made to the Joy Global Pension Plan freezing benefits for all salaried and non-bargained hourly participants effective May 1, 2012. We recorded a $1.1 million curtailment charge in the second quarter of fiscal 2012 in conjunction with the freeze.

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

We are exposed to certain foreign currency risks in the normal course of our global business operations. For derivative contracts that are designated and qualify for a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the income statement on the line associated with the underlying transaction for the period(s) in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by December 2013. Ineffectiveness related to these derivative contracts was recorded in the Condensed Consolidated Statement of Income as a gain of $0.4 million and $0.3 million for the quarters ended July 27, 2012 and July 29, 2011, respectively. Ineffectiveness related to these derivative contracts was recorded in the Condensed Consolidated Statement of Income as a gain of $2.0 million and $0.6 million for the nine months ended July 27, 2012 and July 29, 2011, respectively.

For derivative contracts that are designated and qualify as a fair value hedge, gain or loss is recorded in the Condensed Consolidated Statement of Income under the heading Cost of Sales. For the quarters ended July 27, 2012 and July 29, 2011, we recorded a $0.3 million gain and a $2.3 million loss, respectively, in the Condensed Consolidated Statement of Income related to fair value hedges which was offset by foreign exchange fluctuations of the underlying receivables. For the nine months ended July 27, 2012 and July 29, 2011, we recorded a $2.9 million loss and a $0.7 million loss, respectively, in the Condensed Consolidated Statement of Income related to fair value hedges which was offset by foreign exchange fluctuations of the underlying receivables.

For derivative contracts that are not designated as a fair value hedge or a cash flow hedge the gain or loss is recorded in the Condensed Consolidated Statement of Income under the heading Cost of Sales. For the quarter and nine months ended July 27, 2012 we recorded a $0.8 million gain and a $2.0 million gain, respectively, in the Condensed Consolidated Statement of Income related to undesignated hedges which was offset by foreign exchange fluctuations.

The following table summarizes the effect of cash flow hedges on the Consolidated Financial Statements:

(in thousands)	Effective Portion
	Amount of Gain/(Loss)	Gain/(Loss) Reclassified from AOCI into Earnings
Derivative Hedging Relationship	Recognized in OCI	Location	Amount
Foreign currency forward contracts
Quarter ended July 27, 2012	$(1,769)	Cost of sales	$(2,450)
		Sales	456
Nine months ended July 27, 2012	$(1,112)	Cost of sales	$(343)
		Sales	414
Quarter ended July 29, 2011	$2,945	Cost of sales	$413
		Sales	456
Nine months ended July 29, 2011	$9,392	Cost of sales	$3,357
		Sales	4,039

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

10.	Equity and Noncontrolling Interest

Changes in consolidated equity attributable to the Company and noncontrolling interest consisted of the following, net of taxes where applicable:

	Quarter Ended July 27, 2012			Quarter Ended July 29, 2011
	Equity	Equity		Equity	Equity
	Attributable	Attributable to		Attributable	Attributable to
	to Joy	Noncontrolling	Total	to Joy	Noncontrolling	Total
	Global Inc.	Interests	Equity	Global Inc.	Interests	Equity
Beginning balance	$2,328,149	$16,387	$2,344,536	$1,709,091	$—	$1,709,091
Comprehensive income (loss):
Net income	193,518	38	193,556	173,105	—	173,105
Change in pension liability, net of taxes	5,734	—	5,734	11,438	—	11,438
Derivative instrument fair market value adjustment, net of taxes	146	—	146	1,360	—	1,360
Currency translation adjustment	(20,843)	—	(20,843)	(1,777)	—	(1,777)

Total comprehensive income:	178,555	38	178,593	184,126	—	184,126
Other changes in equity:
Dividends	(18,522)	—	(18,522)	(18,382)	—	(18,382)
Purchase of IMM shares from noncontrolling interest	—	(16,425)	(16,425)	—	—	—
Other, including share based payment awards and options exercised	11,013	—	11,013	3,536	—	3,536

Ending balance	$2,499,195	$—	$2,499,195	$1,878,371	$—	$1,878,371

	Nine Months Ended July 27, 2012			Nine Months Ended July 29, 2011
	Equity	Equity		Equity	Equity
	Attributable	Attributable to		Attributable	Attributable to
	to Joy	Noncontrolling	Total	to Joy	Noncontrolling	Total
	Global Inc.	Interests	Equity	Global Inc.	Interests	Equity
Beginning balance	$1,951,795	$—	$1,951,795	$1,342,366	$—	$1,342,366
Acquisition of controlling interest in IMM	—	437,654	437,654	—	—	—
Comprehensive income (loss):
Net income	549,458	180	549,638	437,309	—	437,309
Change in pension liability, net of taxes	27,045	—	27,045	23,210	—	23,210
Derivative instrument fair market value adjustment, net of taxes	(771)	—	(771)	1,309	—	1,309
Currency translation adjustment	(12,591)	—	(12,591)	50,055	—	50,055

Total comprehensive income:	563,141	180	563,321	511,883	—	511,883
Other changes in equity:
Dividends	(55,431)	—	(55,431)	(54,870)	—	(54,870)
Purchase of IMM shares from noncontrolling interest	—	(437,834)	(437,834)	—	—	—
Other, including share based payment awards and options exercised	39,690	—	39,690	78,992	—	78,992

Ending balance	$2,499,195	$—	$2,499,195	$1,878,371	$—	$1,878,371

11.	Basic and Diluted Net Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share.

	Quarter Ended		Nine Months Ended
	July 27,	July 29,	July 27,	July 29,
(in thousands except per share data)	2012	2011	2012	2011
Numerator:
Income from continuing operations available to common shareholders	$194,344	$171,805	$554,673	$436,009
Income (loss) from discontinued operations available to common shareholders	(826)	1,300	(5,215)	1,300

Net income available to common shareholders	$193,518	$173,105	$549,458	$437,309

Denominator:
Denominator for basic net income per share -
Weighted average shares	106,025	105,204	105,794	104,803
Effect of dilutive securities:
Stock options, restricted stock units and performance shares	841	1,531	1,073	1,672

Denominator for diluted net income per share -
Adjusted weighted average shares and assumed conversions	106,866	106,735	106,867	106,475

Basic earnings (loss) per share:
Continuing operations	$1.83	$1.63	$5.24	$4.16
Discontinued operations	(0.01)	0.01	(0.05)	0.01

Net income	$1.82	$1.64	$5.19	$4.17

Diluted earnings (loss) per share:
Continuing operations	$1.82	$1.61	$5.19	$4.09
Discontinued operations	(0.01)	0.01	(0.05)	0.01

Net income	$1.81	$1.62	$5.14	$4.10

Options to purchase approximately 1.3 million shares were outstanding at July 27, 2012 but were excluded from the calculation of diluted earnings per share as the effect would have been antidilutive.

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

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of July 27, 2012 and October 28, 2011. As of July 27, 2012 and October 28, 2011, we did not have any Level 3 assets or liabilities.

Fair Value Measurements

at July 27, 2012

(in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash and cash equivalents	$454,237	$454,237	$454,237	$—

Other Current Assets
Derivatives	$11,740	$11,740	$—	$11,740

Other Accrued Liabilities
Derivatives	$15,063	$15,063	$—	$15,063

Long-term Obligations Including
Amounts due within One Year
Term Loan due 2016	$475,000	$527,415	$—	$527,415
Further Term Loan due 2016	$244,375	$280,842	$—	$280,842
6.0% Senior Notes due 2016	$248,270	$287,100	$287,100	$—
6.625% Senior Notes due 2036	$148,460	$177,465	$177,465	$—
5.125% Senior Notes due 2021	$496,003	$553,300	$553,300	$—

Fair Value Measurements

at October 28, 2011

(in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash and cash equivalents	$288,321	$288,321	$288,321	$—
Cash held in escrow	$866,000	$866,000	$866,000	$—

Other Current Assets
Derivatives	$8,904	$8,904	$—	$8,904

Other Long-term Assets
Investment in unconsolidated affiliate	$380,114	$371,802	$371,802	$—

Other Accrued Liabilities
Derivatives	$4,004	$4,004	$—	$4,004

Long-term Obligations Including
Amounts due within One Year
6.0% Senior Notes due 2016	$248,008	$281,878	$281,878	$—
6.625% Senior Notes due 2036	$148,441	$164,504	$164,504	$—
Term Loan due 2016	$493,750	$486,949	$—	$486,949
5.125% Senior Notes due 2021	$495,755	$536,350	$536,350	$—

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

Investment in Unconsolidated Affiliate: The fair value of the investment in IMM at October 28, 2011 was estimated based on an active quoted market price. We obtained control of IMM on December 29, 2011, and the results of operations of IMM have been included with our Underground Mining Machinery segment from the acquisition date forward. See Note 3 for further information.

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

On July 27, 2012, we were contingently liable to banks, financial institutions, and others for approximately $304.7 million for outstanding letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $304.7 million, approximately $14.9 million relates to surety bonds and $9.7 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

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

	Underground	Surface
	Mining	Mining
In thousands	Machinery	Equipment	Corporate	Eliminations	Total
Quarter ended July 27, 2012
Net sales	$754,082	$675,555	$—	$(40,914)	$1,388,723
Operating income (loss)	166,753	154,551	(12,770)	(9,059)	299,475
Interest and reorganization items	—	—	(16,802)	—	(16,802)

Income (loss) from continuing operations before income taxes	$166,753	$154,551	$(29,572)	$(9,059)	$282,673

Depreciation and amortization	$25,389	$13,539	$554	$—	$39,482
Capital expenditures	$25,412	$28,149	$1,637	$—	$55,198
Total assets	$3,870,509	$2,185,059	$251,809	$—	$6,307,377

Quarter ended July 29, 2011
Net sales	$669,179	$507,552	$—	$(40,379)	$1,136,352
Operating income (loss)	156,437	113,760	(24,392)	(9,813)	235,992
Interest and reorganization items	—	—	(6,032)	—	(6,032)

Income (loss) from continuing operations before income taxes	$156,437	$113,760	$(30,424)	$(9,813)	$229,960

Depreciation and amortization	$10,618	$8,344	$59	$—	$19,021
Capital expenditures	$8,546	$12,745	$800	$—	$22,091
Total assets	$2,017,105	$2,512,387	$400,866	$—	$4,930,358

Nine Months ended July 27, 2012
Net sales	$2,279,937	$1,900,206	$—	$(114,159)	$4,065,984
Operating income (loss)	500,181	407,380	(35,338)	(25,565)	846,658
Interest and reorganization items	—	—	(49,999)	—	(49,999)

Income (loss) from continuing operations before income taxes	$500,181	$407,380	$(85,337)	$(25,565)	$796,659

Depreciation and amortization	$71,604	$46,937	$1,285	$—	$119,826
Capital expenditures	$76,432	$88,140	$4,718	$—	$169,290
Total assets	$3,870,509	$2,185,059	$251,809	$—	$6,307,377

Nine Months ended July 29, 2011
Net sales	$1,828,481	$1,333,372	$—	$(93,240)	$3,068,613
Operating income (loss)	406,807	290,673	(50,548)	(23,080)	623,852
Interest and reorganization items	—	—	(13,635)	—	(13,635)

Income (loss) from continuing operations before income taxes	$406,807	$290,673	$(64,183)	$(23,080)	$610,217

Depreciation and amortization	$30,769	$19,725	$175	$—	$50,669
Capital expenditures	$39,359	$35,030	$800	$—	$75,189
Total assets	$2,017,105	$2,512,387	$400,866	$—	$4,930,358

15.	Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 provides us the option to perform a qualitative assessment to determine whether further indefinite-lived intangible asset impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that an indefinite-lived intangible asset is impaired, the quantitative impairment test is required. Otherwise, no further testing is required. ASU 2012-02 will be effective for the indefinite-lived impairment tests performed in fiscal 2013, with early adoption permitted. The adoption is not expected to have any impact on our financial condition or results of operations.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 provides us the option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step quantitative impairment test is required. Otherwise, no further testing is required. ASU 2011-08 will be effective for the goodwill impairment tests performed in fiscal 2013, with early adoption permitted. The adoption is not expected to have any impact on our financial condition or results of operations.

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

The following tables present condensed consolidated financial information of continuing operations as of July 27, 2012 and October 28, 2011 and for the quarter and nine months ended July 27, 2012 and July 29, 2011 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement, the Term Loan, the Further Term Loan and Senior Notes issued in November 2006, which include the significant domestic operations of Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co., LeTourneau Technologies, Inc., Continental Crushing & Conveying Inc., and certain immaterial wholly owned subsidiaries of LeTourneau Technologies, Inc. (the “Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the “Non-Guarantor Subsidiaries”).

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

Condensed Consolidating Statement of Income

Quarter Ended July 27, 2012

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$882,063	$903,075	$(396,415)	$1,388,723
Cost of sales	—	601,153	643,506	(331,720)	912,939
Product development, selling and administrative expenses	12,735	83,931	82,770	—	179,436
Other (income) expense	—	4,761	(7,888)	—	(3,127)

Operating income (loss)	(12,735)	192,218	184,687	(64,695)	299,475
Intercompany items	15,726	(13,306)	(25,577)	23,157	—
Interest income (expense)—net	(17,712)	256	654	—	(16,802)
Reorganization items	—	—	—	—	—

Income (loss) from continuing operations before income taxes and equity	(14,721)	179,168	159,764	(41,538)	282,673
Provision (benefit) for income taxes	(10,833)	82,093	17,031	—	88,291
Equity in income (loss) of subsidiaries	198,270	86,701	—	(284,971)	—

Income from continuing operations	194,382	183,776	142,733	(326,509)	194,382
Income from continuing operations attributable to non-controlling interest	(38)	—	(38)	38	(38)

Income from continuing operations attributable to Joy Global Inc.	$194,344	$183,776	$142,695	$(326,471)	$194,344

Condensed Consolidating Statement of Income

Quarter Ended July 29, 2011

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$712,779	$718,079	$(294,506)	$1,136,352
Cost of sales	—	476,603	488,767	(225,744)	739,626
Product development, selling and administrative expenses	24,102	80,652	60,571	—	165,325
Other (income) expense	—	15,975	(20,566)	—	(4,591)

Operating income (loss)	(24,102)	139,549	189,307	(68,762)	235,992
Intercompany items	4,778	(7,054)	(34,681)	36,957	—
Interest income (expense)—net	(8,687)	382	2,273	—	(6,032)
Reorganization items	—	—	—	—	—

Income (loss) from continuing operations before income taxes and equity	(28,011)	132,877	156,899	(31,805)	229,960
Provision (benefit) for income taxes	(29,103)	56,015	31,243	—	58,155
Equity in income (loss) of subsidiaries	170,713	41,721	—	(212,434)	—

Income (loss) from continuing operations	$171,805	$118,583	$125,656	$(244,239)	$171,805

Condensed Consolidating Statement of Income

Nine Months Ended July 27, 2012

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,454,780	$2,678,424	$(1,067,220)	$4,065,984

Cost of sales	—	1,679,986	1,905,797	(869,379)	2,716,404

Product development, selling and administrative expenses	55,394	252,567	224,864	—	532,825
Other (income) expense	—	16,901	(46,804)	—	(29,903)

Operating income (loss)	(55,394)	505,326	594,567	(197,841)	846,658

Intercompany items	48,219	(37,684)	(79,708)	69,173	—
Interest income (expense)—net	(52,244)	420	1,825	—	(49,999)
Reorganization items	—	—	—	—	—

Income (loss) from continuing operations before income taxes and equity	(59,419)	468,062	516,684	(128,668)	796,659

Provision (benefit) for income taxes	(43,965)	215,417	70,354	—	241,806
Equity in income (loss) of subsidiaries	570,307	258,183	—	(828,490)	—

Income from continuing operations	554,853	510,828	446,330	(957,158)	554,853
Income from continuing operations attributable to non-controlling interest	(180)	—	(180)	180	(180)

Income from continuing operations attributable to Joy Global Inc.	$554,673	$510,828	$446,150	$(956,978)	$554,673

Condensed Consolidating Statement of Income

Nine Months Ended July 29, 2011

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,945,694	$1,880,908	$(757,989)	$3,068,613

Cost of sales	—	1,305,519	1,293,895	(585,799)	2,013,615

Product development, selling and administrative expenses	49,760	215,577	173,648	—	438,985
Other (income) expense	—	51,059	(58,898)	—	(7,839)

Operating income (loss)	(49,760)	373,539	472,263	(172,190)	623,852

Intercompany items	31,014	(33,920)	(82,808)	85,714	—
Interest income (expense)—net	(23,637)	2,141	7,896	—	(13,600)
Reorganization items	(35)	—	—	—	(35)

Income (loss) from continuing operations before income taxes and equity	(42,418)	341,760	397,351	(86,476)	610,217

Provision (benefit) for income taxes	(51,481)	136,937	88,752	—	174,208
Equity in income (loss) of subsidiaries	426,946	152,658	—	(579,604)	—

Income (loss) from continuing operations	$436,009	$357,481	$308,599	$(666,080)	$436,009

Condensed Consolidating Balance Sheets:

As of July 27, 2012

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$216,613	$1,293,597	$2,064,135	$(237,505)	$3,336,840
Property, plant and equipment-net	12,784	366,762	399,689	—	779,235
Intangible assets-net	—	834,851	1,147,929	—	1,982,780
Other assets	4,091,090	2,357,603	1,795,319	(8,035,490)	208,522

Total assets	$4,320,487	$4,852,813	$5,407,072	$(8,272,995)	$6,307,377

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$93,803	$892,166	$1,041,543	$(97,327)	$1,930,185
Current liabilities of discontinued operation	—	49,322	(30,713)	—	18,609
Long-term debt	1,537,108	1,321	31	—	1,538,460
Accrued pension costs	191,598	6,789	6,424	—	204,811
Other non-current liabilities	(1,217)	12,505	104,829	—	116,117

Total liabilities	1,821,292	962,103	1,122,114	(97,327)	3,808,182
Shareholders’ equity	2,499,195	3,890,710	4,284,958	(8,175,668)	2,499,195

Total liabilities and shareholders’ equity	$4,320,487	$4,852,813	$5,407,072	$(8,272,995)	$6,307,377

As of October 28, 2011

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$1,053,875	$1,224,326	$1,508,026	$(222,220)	$3,564,007
Property, plant and equipment-net	1,530	324,505	213,536	—	539,571
Intangible assets-net	—	792,972	20,947	—	813,919
Other assets	2,632,946	1,966,826	1,182,149	(5,273,064)	508,857

Total assets	$3,688,351	$4,308,629	$2,924,658	$(5,495,284)	$5,426,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$61,269	$909,006	$854,915	$(100,619)	$1,724,571
Long-term debt	1,354,704	1,638	70	—	1,356,412
Accrued pension costs	318,173	6,950	7,329	—	332,452
Other non-current liabilities	2,410	9,373	49,341	—	61,124

Total liabilities	1,736,556	926,967	911,655	(100,619)	3,474,559
Shareholders’ equity attributable to Joy Global Inc.	1,951,795	3,381,662	2,013,003	(5,394,665)	1,951,795
Noncontrolling interest	—	—	—	—	—

Total equity	1,951,795	3,381,662	2,013,003	(5,394,665)	1,951,795

Total liabilities and shareholders’ equity	$3,688,351	$4,308,629	$2,924,658	$(5,495,284)	$5,426,354

Condensed Consolidating Statement of Cash Flows:

Nine Months Ended July 27, 2012

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Consolidated
Net cash provided (used) by operating activities – continuing operations	$33,027	$99,643	$120,351	$253,021
Net cash used by operating activities – discontinued operations	—	(15,747)	—	(15,747)

Net cash provided (used) by operating activities	33,027	83,896	120,351	237,274
Investing Activities:
Acquisition of controlling interest in IMM, net of cash acquired	(1,028,829)	—	72,912	(955,917)
Withdrawal of cash held in escrow	866,000	—	—	866,000
Other	(4,852)	(85,481)	(71,838)	(162,171)

Net cash provided (used) by investing activities – continuing operations	(167,681)	(85,481)	1,074	(252,088)
Net cash used by investing activities – discontinued operations	—	—	—	—

Net cash provided (used) by investing activities	(167,681)	(85,481)	1,074	(252,088)

Net cash provided by financing activities – continuing operations	199,162	(300)	(11,965)	186,897
Net cash used by financing activities – discontinued operations	—	—	—	—

Net cash provided (used) by financing activities	199,162	(300)	(11,965)	186,897

Effect of exchange rate changes on cash and cash equivalents	—	—	(6,167)	(6,167)

Increase (decrease) in cash and cash equivalents	64,508	(1,885)	103,293	165,916
Cash and cash equivalents at beginning of period	100,181	16,152	171,988	288,321

Cash and cash equivalents at end of period	$164,689	$14,267	$275,281	$454,237

Nine Months Ended July 29, 2011

(In thousands)

	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Consolidated
Net cash provided by operating activities – continuing operations	$285,682	$35,685	$24,767	$346,134
Net cash used by operating activities – discontinued operations	—	(2,444)	—	(2,444)

Net cash provided by operating activities	285,682	33,241	24,767	343,690

Investing Activities:
Investment in IMM	(140,613)	—	—	(140,613)
Acquisition of LeTourneau	(1,041,161)	—	—	(1,041,161)
Other	(1,029)	(43,370)	(28,276)	(72,675)

Net cash used by investing activities – continuing operations	(1,182,803)	(43,370)	(28,276)	(1,254,449)
Net cash used by investing activities – discontinued operations	—	(361)	—	(361)

Net cash used by investing activities	(1,182,803)	(43,731)	(28,276)	(1,254,810)
Share-based payment awards	70,426	—	—	70,426
Changes in short and long-term obligations, net	500,000	2,436	6,425	508,861
Other	(64,305)	—	—	(64,305)

Net cash provided by financing activities – continuing operations	506,121	2,436	6,425	514,982
Net cash provided by financing activities – discontinued operations	—	—	—	—

Net cash provided by financing activities	506,121	2,436	6,425	514,982

Effect of exchange rate changes on cash and cash equivalents	—	—	23,649	23,649

Increase (decrease) in cash and cash equivalents	(391,000)	(8,054)	26,565	(372,489)
Cash and cash equivalents at beginning of period	439,295	16,262	360,024	815,581

Cash and cash equivalents at end of period	$48,295	$8,208	$386,589	$443,092

17. Supplemental Subsidiary Guarantors

The following tables present condensed consolidated financial information as of July 27, 2012 and October 28, 2011 and for the quarter and nine months ended July 27, 2012 for: (a) the Company; (b) on a combined basis, the guarantors of the 2021 Notes issued in October 2011, which include Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co., Continental Crushing & Conveying Inc. and LeTourneau Technologies, Inc. (the “Supplemental Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”).

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

Condensed Consolidating Statement of Income

Quarter Ended July 27, 2012

(In thousands)

		Supplemental
	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$839,498	$945,640	$(396,415)	$1,388,723

Cost of sales	—	568,833	675,826	(331,720)	912,939
Product development, selling and administrative expenses	12,735	77,873	88,828	—	179,436
Other (income) expense	—	5,182	(8,309)	—	(3,127)

Operating income (loss)	(12,735)	187,610	189,295	(64,695)	299,475

Intercompany items	15,726	(13,306)	(25,577)	23,157	—
Interest income (expense)—net	(17,712)	254	656	—	(16,802)
Reorganization items	—	—	—	—	—

Income (loss) from continuing operations before income taxes and equity	(14,721)	174,558	164,374	(41,538)	282,673
Provision (benefit) for income taxes	(10,833)	82,093	17,031	—	88,291
Equity in income (loss) of subsidiaries	198,270	91,311	—	(289,581)	—

Income from continuing operations	194,382	183,776	147,343	(331,119)	194,382

Income from continuing operations attributable to non-controlling interest	(38)	—	(38)	38	(38)

Income from continuing operations attributable to Joy Global Inc.	$194,344	$183,776	$147,305	$(331,081)	$194,344

Condensed Consolidating Statement of Income

Nine Months Ended July 27, 2012

(In thousands)

		Supplemental
	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,412,215	$2,720,989	$(1,067,220)	$4,065,984

Cost of sales	—	1,647,666	1,938,117	(869,379)	2,716,404

Product development, selling and administrative expenses	55,394	246,509	230,922	—	532,825
Other (income) expense	—	17,322	(47,225)	—	(29,903)

Operating income (loss)	(55,394)	500,718	599,175	(197,841)	846,658

Intercompany items	48,219	(37,684)	(79,708)	69,173	—
Interest income (expense)—net	(52,244)	418	1,827	—	(49,999)
Reorganization items	—	—	—	—	—

Income (loss) from continuing operations before income taxes and equity	(59,419)	463,452	521,294	(128,668)	796,659

Provision (benefit) for income taxes	(43,965)	215,417	70,354	—	241,806
Equity in income (loss) of subsidiaries	570,307	262,793	—	(833,100)	—

Income from continuing operations	554,853	510,828	450,940	(961,768)	554,853

Income from continuing operations attributable to non-controlling interest	(180)	—	(180)	180	(180)

Income from continuing operations attributable to Joy Global Inc.	$554,673	$510,828	$450,760	$(961,588)	$554,673

Condensed Consolidating Balance Sheets:

As of July 27, 2012

(In thousands)

		Supplemental
	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$216,613	$1,257,006	$2,100,726	$(237,505)	$3,336,840
Property, plant and equipment-net	12,784	360,712	405,739	—	779,235
Intangible assets-net	—	834,851	1,147,929	—	1,982,780
Other assets	4,091,090	2,346,281	1,806,641	(8,035,490)	208,522

Total assets	$4,320,487	$4,798,850	$5,461,035	$(8,272,995)	$6,307,377

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$93,803	$885,524	$1,048,185	$(97,327)	$1,930,185
Current liabilities of discontinued operation	—	49,322	(30,713)	—	18,609
Long-term debt	1,537,108	1,321	31	—	1,538,460
Accrued pension costs	191,598	6,789	6,424	—	204,811
Other non-current liabilities	(1,217)	12,585	104,749	—	116,117

Total liabilities	1,821,292	955,541	1,128,676	(97,327)	3,808,182

Shareholders’ equity	2,499,195	3,843,309	4,332,359	(8,175,668)	2,499,195

Total liabilities and shareholders’ equity	$4,320,487	$4,798,850	$5,461,035	$(8,272,995)	$6,307,377

As of October 28, 2011

(In thousands)

		Supplemental
	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$1,053,875	$1,180,749	$1,551,603	$(222,220)	$3,564,007
Property, plant and equipment-net	1,530	316,377	221,664	—	539,571
Intangible assets-net	—	792,972	20,947	—	813,919
Other assets	2,632,946	1,966,826	1,182,149	(5,273,064)	508,857

Total assets	$3,688,351	$4,256,924	$2,976,363	$(5,495,284)	$5,426,354

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$61,269	$900,871	$863,050	$(100,619)	$1,724,571
Long-term debt	1,354,704	1,638	70	—	1,356,412
Accrued pension costs	318,173	6,950	7,329	—	332,452
Other non-current liabilities	2,410	9,373	49,341	—	61,124
Shareholders’ equity	1,951,795	3,338,092	2,056,573	(5,394,665)	1,951,795

Total liabilities and shareholders’ equity	$3,688,351	$4,256,924	$2,976,363	$(5,495,284)	$5,426,354

Condensed Consolidating Statement of Cash Flows:

Nine Months Ended July 27, 2012

(In thousands)

		Supplemental
	Parent	Subsidiary	Non-Guarantor
	Company	Guarantors	Subsidiaries	Consolidated
Net cash provided (used) by operating activities – continuing operations	$33,027	$98,224	$121,770	$253,021
Net cash used by operating activities – discontinued operations	—	(15,747)	—	(15,747)

Net cash provided (used) by operating activities	33,027	82,477	121,770	237,274

Investing Activities:
Acquisition of controlling interest in IMM, net of cash acquired	(1,028,829)	—	72,912	(955,917)
Withdrawal of cash held in escrow	866,000	—	—	866,000
Other	(4,852)	(86,573)	(70,746)	(162,171)

Net cash provided (used) by investing activities – continuing operations	(167,681)	(86,573)	2,166	(252,088)
Net cash used by investing activities – discontinued operations	—	—	—	—

Net cash provided (used) by investing activities	(167,681)	(86,573)	2,166	(252,088)

Net cash used by financing activities – continuing operations	199,162	(300)	(11,965)	186,897
Net cash used by financing activities – discontinued operations	—	—	—	—

Net cash used by financing activities	199,162	(300)	(11,965)	186,897

Effect of exchange rate changes on cash and cash equivalents	—	—	(6,167)	(6,167)

Increase (decrease) in cash and cash equivalents	64,508	(4,396)	105,804	165,916
Cash and cash equivalents at beginning of period	100,181	16,152	171,988	288,321

Cash and cash equivalents at end of period	$164,689	$11,756	$277,792	$454,237

18.	Subsequent Events

On August 17, 2012, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend will be paid on September 18, 2012 to all shareholders of record at the close of business on September 4, 2012.

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

International Mining Machinery

On July 11, 2011, we entered into a Share Purchase Agreement (“SPA”) with TJCC Holdings Limited, a corporation controlled by The Jordan Company, L.P., to acquire approximately 41.1%, of IMM. IMM is a leading designer and manufacturer of underground coal mining equipment in China. On July 28, 2011, August 16, 2011 and September 2, 2011 we purchased shares on the open market representing an aggregate of approximately 28.1% of the total outstanding shares of IMM. On December 20, 2011, the Anti-monopoly Bureau of the Ministry of Commerce of the People’s Republic of China approved the purchase of IMM shares covered by the SPA and the acquisition closed on December 29, 2011. At such time, we acquired a controlling interest in IMM which, when aggregated with earlier open market purchases, was approximately 69.2% of IMM’s outstanding common stock. Upon closing, we recognized a $19.4 million gain on the re-measurement of our pre-existing equity interest in IMM. On January 6, 2012, in accordance with Rule 26.1 of the Hong Kong Takeovers Code, we commenced an unconditional cash tender offer to purchase the remaining outstanding IMM shares and options to purchase IMM shares that we did not own. On February 10, 2012, we completed the tender offer. As a result of the tender offer, our beneficial ownership of IMM common stock increased to approximately 98.9%, for which we had paid aggregate consideration of approximately $1.4 billion. On July 25, 2012, we effected the compulsory acquisition of the remaining shares under applicable provisions of the Cayman Island Companies Law, under which IMM is incorporated. We paid consideration of approximately $16.2 million to complete the compulsory acquisition, using the remaining cash held in escrow. The combined effect of these transactions resulted in our beneficial ownership of 100% of the common stock of IMM.

Operating Results

Bookings in the third quarter of 2012 were approximately $1.1 billion, a decrease of 25.1% from the prior year third quarter. Original equipment bookings decreased $367.1 million, or 48.2%, while aftermarket bookings increased $4.0 million or 0.6%. The Surface Mining Equipment segment original equipment bookings excluding LeTourneau decreased 65.8% and the Underground Mining Machinery segment original equipment bookings excluding IMM decreased 54.7%. Overall, original equipment orders declined primarily due to a soft coal market in the U.S. and China and an order for a roof support system in Russia in 2011 that did not reoccur in the current period. Original equipment bookings decreased in all regions with the exception of South Africa. Aftermarket bookings in Surface Mining Equipment excluding LeTourneau decreased 2.1% when compared to the prior year third quarter, while aftermarket orders in Underground Mining Machinery excluding IMM increased 1.7%. Aftermarket orders were also negatively impacted by the soft coal market. Foreign currency translation unfavorably impacted bookings by $61.7 million when compared to the prior year third quarter.

Net sales in the third quarter of 2012 were approximately $1.4 billion, compared to approximately $1.1 billion in the third quarter of 2011. The 22.2% increase in net sales in the current year third quarter includes a $77.8 million increase in aftermarket sales, primarily in parts and rebuilds, and a $174.6 million increase in original equipment sales, primarily due to acquisitions and shovels. Sales increased in most regions for both segments. Foreign currency translation unfavorably impacted sales by $35.0 million when compared to the third quarter of the prior year.

Operating income in the third quarter of 2012 increased by $63.5 million to $299.5 million, which represented a 25% incremental profitability on the increase in sales, as lower employee costs were partially offset by an increase in unfavorable manufacturing variances, and selling, engineering and administrative expenses. Incremental profitability is calculated by dividing the change in operating income by the change in net sales over a stated period. Management believes this is an important measure in determining the efficiency of our operations.

The results of LeTourneau’s mining equipment business are included with our Surface Mining Equipment segment. For the third quarter of 2012, LeTourneau’s mining equipment business had bookings of $91.7 million, net sales of $110.9 million and operating income of $20.1 million. Operating income was negatively impacted by $2.1 million for non-recurring purchase accounting charges, of which $1.5 million was attributable to the step-up of acquired inventories.

The results of IMM are included with our Underground Mining Machinery segment. For the third quarter of 2012, IMM had bookings of $64.6 million, net sales of $69.1 million and operating income of $2.8 million. Operating income was negatively impacted by $7.7 million for non-recurring purchase accounting charges, of which $3.2 million was attributable to the step-up of acquired inventories.

Net income from continuing operations attributable to Joy Global was $194.3 million or $1.82 per diluted share in the third quarter of 2012, compared to $171.8 million or $1.61 per diluted share in 2011.

Bookings in the first nine months of fiscal 2012 were approximately $3.7 billion, a decrease of 10.7% from the prior year nine month period. Original equipment bookings decreased $598.9 million or 27.6%, while aftermarket bookings increased $148.9 million or 7.3%. The Surface Mining Equipment segment original equipment bookings excluding LeTourneau decreased 33.3% while original equipment bookings for the Underground Mining Machinery segment excluding IMM decreased 43.6%. Overall, original equipment bookings declined primarily due to a weakening coal market in the U.S. and China and significant Australian and Russian bookings in the prior year that did not reoccur in the current year. Surface Mining Equipment aftermarket bookings excluding LeTourneau increased 5.9% when compared to the prior year while Underground Mining Machinery aftermarket bookings excluding IMM increased 2.9%. Aftermarket orders were stronger in all regions except North America and Eurasia. Foreign currency translation unfavorably impacted bookings by $93.6 million when compared to the prior year nine months.

Net sales in the first nine months of fiscal 2012 were approximately $4.1 billion, compared to approximately $3.1 billion in the first nine months of 2011. The 32.5% increase in net sales in the first nine months of 2012 includes a $284.5 million increase in aftermarket sales and a $712.9 million increase in original equipment sales. Sales increased in most regions for both segments. Foreign currency translation unfavorably impacted sales by $44.1 million when compared to the first nine months of the prior year.

Operating income in the first nine months of fiscal 2012 increased by $222.8 million to $846.7 million, which represented 22% incremental profitability on higher sales volume as a reduction in employee costs were partially offset by an increase in product development, selling and administrative expenses.

The results of LeTourneau’s mining equipment business are included with our Surface Mining Equipment segment. For the first nine months of fiscal 2012, LeTourneau’s mining equipment business had bookings of $304.4 million, net sales of $322.4 million and operating income of $43.8 million. Operating income was negatively impacted by $13.7 million for non-recurring purchase accounting charges, of which $11.5 million was attributable to the step-up of acquired inventories.

The results of IMM are included with our Underground Mining Machinery segment. From the date of acquisition and consolidation, IMM had bookings of $177.6 million, net sales of $166.9 million and operating income of $7.3 million. Operating income was negatively impacted by $25.4 million for non-recurring purchase accounting charges, of which $20.9 million was attributable to the step-up of acquired inventories.

Net income from continuing operations attributable to Joy Global was $554.7 million, or $5.19 per diluted share in the first nine months of fiscal 2012 compared to $436.0 million or $4.09 per diluted share in 2011.

Market Outlook

The demand for commodities has slowed, adjusting to weaker global economic growth. Recent economic data is mixed, but is generally consistent with low U.S. growth, Europe contracting and China decelerating. With demand slowing, recent capacity additions have created supply surpluses and depressed pricing for most commodities. Customers are responding by cutting capital expenditures, reducing overhead and trimming production. Production cuts have been greatest in U.S. coal, but the closure or reduction of higher cost coal mines is also in process in Australia and Russia.

As noted, U.S. coal has experienced the most severe decline, driven primarily by lower electricity demand and electricity generators switching to natural gas. Electricity demand in the U.S. was down over 5% during the winter heating season, which is greater than the 4% decline in 2009 that resulted from the global recession. On top of slowing demand, shale gas production has been expanding rapidly and creating a significant surplus of natural gas in the U.S. This has depressed natural gas prices to 10-year lows and also has increased the dispatch of gas fired generation onto the electricity grid. As a result, coal’s share of electricity generation has dropped from 43% to 32% between 2006 and April of 2012 while the natural gas share increased from 18% to 32% over the same period. Coal production in the second calendar quarter was down by 104 million tons from the first calendar quarter on an annualized basis. It is estimated that cuts of 100 to 120 million tons are needed to balance the U.S. market. However, those reductions can be reduced if power generation is switched from natural gas back to coal.

Current natural gas prices are below the cost of drilling programs, and the number of rigs drilling for natural gas declined in August to the lowest level in over a decade. Natural gas prices need to be above $4.00 per million BTUs to generate adequate returns in most shale gas regions. This is supported by the futures strip, which trends up and moves above $4.00 per million BTUs by 2014. Various forecasts project natural gas prices approaching this level a year sooner. Natural gas switching reached a peak in April as prices dipped below $2.00 per million BTUs, but switching back to coal has occurred as natural gas prices recently moved toward $3.00 per million BTUs. The first beneficiary of coal switching is Powder River Basin coal, and its rail car loadings increased by 16% from June to July. The longer term confidence that our customers have in Powder River Basin demand is evidenced by the increased acreage that has been leased in the past few months. Coal switching will also benefit the Illinois Basin, Northern Appalachia and Central Appalachia, as natural gas prices move progressively from $3.00 per million BTUs to $4.50 per million BTUs.

It is believed that a significant portion of coal’s share loss to natural gas can be recovered as natural gas prices increase. However, this may take a couple of years. In addition, most of the available excess capacity in power generation now resides in coal-fired units, and this will provide another upside for coal as power demand returns to normal levels. U.S. coal will also benefit from exports that tap into the growing demand in the seaborne markets. Europe is one of the main markets for U.S. Eastern coal, and its coal demand has been growing at 12%. In addition, two-thirds of its 36 gigawatts of new generating capacity will be coal-fired. U.S. customers also see Asia to be undersupplied in the long term. In response, they have announced increases in port capacity to 270 million tons to capture the expected opportunities in the export markets.

China’s economy continues to decelerate. Demand for electricity was up 3% in May of 2012, compared to a growth rate of 10 to 11% a year ago. In addition to the effect of a slowing economy, recovery in hydropower generation has further reduced coal demand. Coal production in China has continued to increase as demand has slowed, further depressing prices. As prices dropped below $100 per tonne, imported coal gained an advantage over domestic production, and stockpiles at the domestic transfer point of Qinhuangdao increased and approached capacity. Higher cost domestic production was subsequently reduced and Beijing further mandated that domestic coal production be limited to 7% above 2011 levels. The month of July saw power demand rise 15% from June levels and 7% from last year. As a result, Qinhuangdao inventories have declined by 25% since early July, and seaborne prices have begun to recover.

Power generation in India is up 11% this year, while thermal coal imports are up 13%. Domestic production grew only 2.6% last year and it continues to fall well short of plan, putting more pressure on imports. The thinness of supply-demand was evidenced by a recent brownout that affected 600 million people, and many power plants continue to run with stockpiles of a week or less. In addition, India plans to add 97 gigawatts of coal-fired power generation over the next three to four years, requiring an additional 300 million tonnes of coal. As a result, India’s coal demand will continue to be a main driver in the seaborne market.

Turning to other commodities, strong demand from China and production limitations has kept the copper market in deficit during the first half of the year. This supply deficit increased by over 350 thousand tons compared to the first half of last year. Although China imports are expected to slow, the copper market should remain in deficit during the second half of the year.

Although global steel production is expected to be up 3 to 4% this year, this growth has occurred in the first half of the year and steel production has leveled and is expected to remain flat in the second half. This will limit demand volumes for met coal and iron ore, favoring the lower cost producers for each commodity.

China produces 42% of the global iron ore supply, but ore grades at 20% keep costs high. As a result, China becomes a swing producer above its estimated profitability threshold of $120 per tonne. Despite the current dip in spot prices, the iron ore market should find support at the $120 per tonne level, and this will favor producers in Western Australia and South America.

A high percentage of China’s met coal is mined from small mines in Shanxi province that have been the subject of safety campaigns, which has reduced supply of hard coking coal and increased costs by more than 40%. Additionally, increased use of large blast furnaces in China requires greater volumes of hard coking coal. The combination of these two factors will continue to increase met coal imports into China from the current level of 46 million tons annually.

Recent information indicates that commodity markets are stabilizing at current levels. It is expected that demand will remain relatively flat until a broader recovery in the global economy provides a catalyst for increased commodity demand and capacity expansion. In the meantime, most commodities are oversupplied or near balance. As a result, customers are slowing their capacity expansion projects. Projects already underway remain in process, but they are being slowed by additional engineering review and updated project plans. The next round of projects has been reduced, and there is an increased focus on brown field projects that have shorter time to first production and less project risk. Many larger greenfield projects have been pushed out beyond 2013. As a result, it is expected that announced capital budgets will be underspent this year, and that under current market conditions, spending for next year will be flat.

Company Outlook

The outlook for our business has continued to decline over the past quarter. Although the U.S. market has progressed in line with our expectations, the deceleration of China demand has deteriorated international markets more quickly and severely than previously expected.

The U.S. customers have adjusted quickly to their market conditions. Second quarter production was reduced on an annualized basis to a level in the range estimated to balance the market. We have seen natural gas prices start to move back to more normalized levels, and this has resulted in some switching back to coal. As a result, we see the U.S. coal market at the bottom, with opportunities to recover volume through return of power demand and switching back to coal. However, this will be a slow recovery, and therefore we must adjust to a structural change in the U.S. market. Natural gas will continue to be a competitive fuel, and this will force U.S. coal production into lower cost basins. We expect much of the production cuts in Central Appalachia to be permanent, but replaced by increases in the Illinois and Powder River basins.

The deceleration of China is also affecting those regions that are commodity exporters. Some projects no longer make the economic threshold, but most of the impact is to rationalize capital expenditures and to improve project returns though additional engineering and project management review. This results in project slowing, and in some cases, time gaps between the higher potential projects. As a result, we expect to experience greater lumpiness in original equipment bookings going forward.

Results of Operations

Quarter Ended July 27, 2012 to Quarter Ended July 29, 2011

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income.

	Quarter Ended
	July 27,	July 29,	$	%
In thousands	2012	2011	Change	Change
Net Sales
Underground Mining Machinery	$754,082	$669,179	$84,903	12.7
Surface Mining Equipment	675,555	507,552	168,003	33.1
Eliminations	(40,914)	(40,379)	(535)	—

Total	$1,388,723	$1,136,352	$252,371	22.2

Third quarter 2012 Underground Mining Machinery net sales were $754.1 million, compared to $669.2 million in the prior year third quarter, and included a $59.9 million increase in original equipment sales and a $25.0 million increase in aftermarket sales. IMM added $69.1 million of net sales to the third quarter. The decrease in original equipment sales, excluding IMM, was driven by lower shipments in Eurasia and China, partially offset with higher shipments in Australia. Aftermarket sales increased in the United States, Australia, China, and South Africa. Foreign currency translation unfavorably impacted sales by $26.9 million.

Third quarter 2012 Surface Mining Equipment net sales were $675.6 million, compared to the $507.6 million in the prior year third quarter, and included a $114.0 million increase in original equipment sales and a $54.0 million increase in aftermarket sales. Net sales increased $67.6 million from the acquisition of LeTourneau. Original equipment sales increases were led by strong results in all regions except South Africa. Aftermarket sales were up in all regions except China. Foreign currency translation unfavorably impacted sales by $8.1 million.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income.

	Quarter Ended
	July 27, 2012		July 29, 2011
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales
Underground Mining Machinery	$166,753	22.1	$156,437	23.4
Surface Mining Equipment	154,551	22.9	113,760	22.4
Corporate Expense	(12,770)	—	(24,392)	—
Eliminations	(9,059)	—	(9,813)	—

Total	$299,475	21.6	$235,992	20.8

Operating income for the Underground Mining Machinery segment was $166.8 million in the third quarter of 2012, compared to $156.4 million in the third quarter of 2011. Operating income includes $2.8 million from IMM, net of excess purchase accounting charges of $7.7 million. In addition to the $2.8 million attributable to the acquisition, operating income was favorably impacted by $4.4 million due to higher sales volumes and a $13.2 million reduction in employee costs. These items were partially offset by $6.0 million from increases in unfavorable manufacturing variances.

Operating income for the Surface Mining Equipment segment was $154.6 million in the third quarter of 2012, compared to $113.8 million in the third quarter of 2011. Operating income increased $13.9 million from the acquisition of LeTourneau, net of excess purchase accounting charges of $2.1 million. In addition to the $13.9 million attributable to the acquisition, operating income was favorably impacted by $48.9 million due to higher sales volumes. This increase was partially offset by $15.5 million from increases in unfavorable manufacturing variances and $1.0 million from increases in engineering, selling and administrative expenses.

Corporate expense decreased by $11.6 million primarily due to prior year acquisition costs of $11.7 million.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $179.4 million, or 12.9% of sales in the third quarter of 2012, compared to $165.3 million, or 14.5% of sales, in the third quarter of 2011. The inclusion of LeTourneau and IMM increased product development, selling and administrative expenses by $23.4 million, which was partially offset by the $11.6 million decrease in acquisition costs year over year.

Provision for Income Taxes

Income tax expense from continuing operations was $88.3 million in the third quarter of 2012 as compared to $58.2 million in the third quarter of 2011. The effective income tax rate was 31.2% in the current quarter compared to 25.3% in the third quarter of 2011. The effective income tax rate excluding discrete tax adjustments was 31.5% in the current quarter compared to 30.6% in the third quarter of 2011. The third quarter 2011 discrete adjustments primarily relate to a one-time discrete income tax benefit of $13.5 million related to a dividend received from a non-US subsidiary in the quarter. The increase in the third quarter 2012 effective tax rate is attributable to the non-recurrence of this one-time income tax benefit in 2012 and the continued refinement of our full year forecast of domestic and international earnings.

Bookings and Backlog

Bookings represent the cumulative amount of customer orders under new original equipment and aftermarket contracts exclusive of Life Cycle Management arrangements awarded to us during the reporting period. We record bookings when firm orders are received and add the amount of bookings in a period to our backlog. Bookings for the third quarter of 2012 and 2011 are the following:

	Quarter Ended
	July 27,	July 29,	$	%
In thousands	2012	2011	Change	Change
Underground Mining Machinery	$618,420	$742,935	$(124,515)	(16.8)
Surface Mining Equipment	541,806	755,747	(213,941)	(28.3)
Eliminations	(75,934)	(51,359)	(24,575)	—

Total Bookings	$1,084,292	$1,447,323	$(363,031)	(25.1)

Underground Mining Machinery original equipment orders, which included $64.6 million from IMM, decreased $130.9 million compared to the prior year quarter. The decrease in original equipment orders is due to a soft coal market in the U.S. and China and a major roof support system ordered in Russia in 2011 that did not repeat in the current period. Original equipment orders were down in all regions except South Africa. Surface Mining Equipment original equipment orders, which included an increase of $34.2 million from the acquisition of LeTourneau, decreased $241.3 million compared to the prior year quarter. Original equipment orders were down in all regions except Australia. Foreign currency translation unfavorably impacted original equipment bookings by $29.4 million.

Underground Mining Machinery aftermarket bookings increased $6.4 million compared to the prior year third quarter due to higher orders in other international markets, offset by a decrease in orders in the United States and Eurasia. Aftermarket orders for Surface Mining Equipment, which included an increase of $33.8 million from the acquisition of LeTourneau, increased $27.3 million compared to the prior year quarter. Aftermarket order declines were primarily centered in North America due to the soft U.S. coal market. These declines were partially offset by other international regions. Foreign currency translation unfavorably impacted aftermarket bookings by $32.3 million.

Backlog as of July 27, 2012 and October 28, 2011 is as follows:

	July 27,	October 28,
In thousands	2012	2011
Underground Mining Machinery	$1,490,593	$1,739,932
Surface Mining Equipment	1,492,961	1,560,393
Eliminations	(145,854)	(46,991)

Total Backlog	$2,837,700	$3,253,334

Backlog was $2.8 billion as of July 27, 2012 compared to $3.3 billion at October 28, 2011. The backlog at July 27, 2012 includes $57.3 million related to IMM. Backlog does not include anticipated revenues from long-term maintenance and repair contracts. Last quarter, $118.7 million in underground equipment orders scheduled for the U.S. coal market were removed from backlog as there was a reasonable risk of deferral or cancellation of these orders. During the third quarter, $63.1 million of these orders actually cancelled, while $38.1 million were completed and shipped under their original terms.

Nine Months Ended July 27, 2012 to Nine Months Ended July 29, 2011

Net Sales

The following table sets forth the combined net sales included in our Condensed Consolidated Statement of Income:

	Nine Months Ended
	July 27,	July 29	$	%
In thousands	2012	2011	Change	Change
Net Sales
Underground Mining Machinery	$2,279,937	$1,828,481	$451,456	24.7
Surface Mining Equipment	1,900,206	1,333,372	566,834	42.5
Eliminations	(114,159)	(93,240)	(20,919)	—

Total	$4,065,984	$3,068,613	$997,371	32.5

Fiscal 2012 nine months Underground Mining Machinery net sales were $2.3 billion, compared to the prior year nine months of $1.8 billion, and include a $337.5 million increase in original equipment sales and a $113.9 million increase in aftermarket sales. IMM added $166.9 million of sales to the nine month period. Aftermarket sales increased in all regions with the exception of Eurasia. Original equipment sales increased in all regions. Foreign currency translation unfavorably impacted sales by $34.5 million.

Fiscal 2012 nine months Surface Mining Equipment net sales were $1.9 billion, compared to the prior year nine months of $1.3 billion, and included a $385.3 million increase in original equipment sales and a $181.6 million increase in aftermarket sales. Net sales increased $279.1 million from the acquisition of LeTourneau. Aftermarket sales increased in all regions. Original equipment sales increased in all regions with the exception of South Africa. Foreign currency translation unfavorably impacted sales by $9.6 million.

Operating Income

The following table sets forth the operating income (loss) included in our Condensed Consolidated Statement of Income:

	Nine Months Ended
	July 27, 2012		July 29, 2011
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales
Underground Mining Machinery	$500,181	21.9	$406,807	22.2
Surface Mining Equipment	407,380	21.4	290,673	21.8
Corporate Expense	(35,338)	—	(50,548)	—
Eliminations	(25,565)	—	(23,080)	—

Total	$846,658	20.8	$623,852	20.3

Operating income for the Underground Mining Machinery segment was $500.2 million for the fiscal 2012 nine month period compared to operating income of $406.8 million in the prior year period. Operating income includes $7.3 million from IMM, net of non-recurring purchase accounting charges of $25.4 million. In addition to the $7.3 million attributable to IMM, operating income was favorably impacted $102.4 million due to higher sales volumes and $16.7 million due to a reduction in employee costs. These items were partially offset by $18.3 million from increases in product development, selling and administrative expenses, $15.3 million from increases in unfavorable manufacturing variances, and the aforementioned non-recurring purchase accounting charges.

Operating income for the Surface Mining Equipment segment was $407.4 million for the fiscal 2012 nine month period compared to operating income of $290.7 million in the prior year period. Operating income increased $37.6 million from the acquisition of LeTourneau, net of non-recurring purchase accounting charges of $13.7 million. In addition to the $37.6 million attributable to the acquisition, operating income was favorably impacted by $121.0 million due to higher sales volumes that were partially offset by $12.9 million from increases in product development, selling and administrative expenses and the aforementioned non-recurring purchase accounting charges.

Corporate expense decreased by $15.2 million primarily due to the IMM remeasurement gain of $19.4 million upon obtaining a controlling interest in IMM in December 2011, partially offset by an increase of $5.0 million in acquisition and other administrative costs.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense totaled $532.8 million, or 13.1% of sales, for the nine month period, compared to $439.0 million, or 14.3% of sales, for the same period in the prior year. The inclusion of LeTourneau and IMM increased expense for the nine month period by $57.0 million. In addition to the $57.0 million attributable to the acquisitions operations, product costs increased $9.7 million, selling costs increased $8.8 million, and administrative costs increased $18.5 million, inclusive of $2.7 million of higher costs associated with the acquisitions of LeTourneau and IMM.

Provision for Income Taxes

Income tax expense for continuing operations was $241.8 million for the fiscal 2012 nine month period, compared to $174.2 million for the prior year period. The effective income tax rate was 30.4% for the nine month fiscal 2012 period compared to 28.5% for the prior year period. The effective income tax rate excluding discrete tax adjustments was 31.1% in the current nine month period compared to 29.9% for the same period in the prior year. The increase in the effective tax rate is attributable to an international restructuring that was implemented at the beginning of fiscal 2011. While global tax benefits from this international restructuring continue into fiscal 2012 and subsequent years, a substantial portion of the benefits were realized in fiscal 2011. The effective income tax rate differs from the U.S. federal corporate income tax rate primarily due to foreign tax rate differential.

Bookings

Bookings for the nine month periods indicated are the following:

	Nine Months Ended
	July 27,	July 29,	$	%
In thousands	2012	2011	Change	Change
Underground Mining Machinery	$2,102,744	$2,469,573	$(366,829)	(14.9)
Surface Mining Equipment	1,900,423	1,862,235	38,188	2.1
Eliminations	(253,584)	(132,180)	(121,404)	—

Total Bookings	$3,749,583	$4,199,628	$(450,045)	(10.7)

Bookings for the fiscal 2012 nine month period were $3.7 billion, down 10.7% compared to bookings of $4.2 billion in the prior year period. Underground original equipment orders, which included $177.6 million from IMM, were down $400.0 million primarily due to a weakening coal market in the U.S. and China and significant orders in Australia and Russia in the prior year that did not reoccur in 2012. Original equipment orders for the surface business were down $138.7 million, which included a $159.4 million increase from the acquisition of LeTourneau, when compared to the prior year. Orders decreased in all regions with the exception of Australasia. Foreign currency translation unfavorably impacted original equipment bookings by $43.9 million.

Underground Mining Machinery aftermarket bookings increased $33.1 million for the nine month period compared to the same period in the prior year. Bookings increased in China and South Africa while all other regions experienced lower order levels. Surface Mining Equipment aftermarket orders increased $176.9 million compared to the prior year nine month period, of which $121.3 million was due to the acquisition of LeTourneau. Aftermarket orders increased in all regions with the exception of South Africa which experienced a decline. Foreign currency translation unfavorably impacted aftermarket bookings by $49.7 million.

Liquidity and Capital Resources

The following table reconciles trade working capital related to continuing operations to total working capital related to continuing operations as of July 27, 2012 and October 28, 2011, respectively.

In thousands	July 27, 2012	October 28, 2011
Accounts receivable	$1,148,639	$884,696
Inventories	1,544,062	1,334,134
Accounts payable	(487,811)	(452,519)
Advance payments	(823,231)	(771,841)

Trade Working Capital	$1,381,659	$994,470

Other current assets	189,902	190,568
Short-term notes payable	(82,400)	(35,895)
Employee compensation and benefits	(129,234)	(147,664)
Accrued warranties	(104,208)	(82,737)
Other current liabilities	(303,301)	(206,588)

Working Capital Excluding Cash and Cash Equivalents	$952,418	$712,154
Cash and Cash Equivalents	454,237	288,321

Working Capital (exclusive of cash held in escrow)	$1,406,655	$1,000,475

IMM added $159.3 million to trade working capital at July 27, 2012.

We use trade working capital and cash flow from continuing operations as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations. We require trade working capital investment because our service model requires us to maintain inventory levels to support our customers’ machine availability. This measurement also provides focus on our receivable terms and collection efforts and our ability to obtain advance payments on original equipment orders. As part of our continuous improvement of purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.

During the first nine months of fiscal 2012, cash provided by continuing operating activities was $253.0 million compared to cash provided by continuing operating activities of $346.1 million in the first nine months of 2011. An increase in net income and depreciation and amortization and decreases in inventory build were more than offset by decreases in advance payments and accounts payable and an increase in accounts receivable.

During the first nine months of fiscal 2012, cash used by continuing investing activities was $252.1 million compared to cash used by continuing investing activities of $1.3 billion during the first nine months of fiscal 2011. The decrease in cash used by investing activities was primarily due to the prior year $1.0 billion acquisition of LeTourneau. The prior year acquisition of LeTourneau was partially offset by the current year acquisition of IMM, which was mostly funded from cash held in escrow, and further capital spending for the continued investment in our global service center infrastructure and our manufacturing capabilities in emerging markets.

During the first nine months of fiscal 2012, cash provided by continuing financing activities was $186.9 million compared to cash provided by continuing financing activities of $515.0 million during the first nine months of fiscal 2011. The primary driver for the change was the prior year increase in borrowings of $500.0 million associated with the LeTourneau acquisition and reduced proceeds from share based payment awards. These decreases in cash were partially offset by the current year proceeds from the February 10, 2012 draw under the Further Term Loan.

On May 18, 2012, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend was paid on June 18, 2012 to all shareholders of record at the close of business on June 4, 2012.

Retiree Benefits

For the first nine months of fiscal 2012 we have recognized $28.6 million of defined benefit pension expense compared to $37.7 million for the comparable prior year period. On February 28, 2012, we made a material modification to the Joy Global U.S. Pension Plan freezing benefits for all salaried and non-bargained hourly participants effective May 1, 2012. We recorded a $1.1 million curtailment charge in conjunction with the freeze. Through July 27, 2012, we have contributed $138.1 million to our defined benefit plans in fiscal 2012 and we plan to contribute approximately $180.0 million to $190.0 million in the aggregate for the full fiscal year. The investment performance of the pension plans’ assets along with the movement in the discount rate used to calculate the pension plans’ liabilities will determine the amount and timing of additional contributions to the pension plans in subsequent years.

Credit Agreement

We have a $700.0 million unsecured revolving credit facility under the terms of our Credit Agreement, which expires November 3, 2014. Under the terms of the Credit Agreement we pay a commitment fee ranging from 0.25% to 0.5% on the unused portion of the revolving credit facility based on our credit rating. Outstanding borrowings bear interest equal to the London Interbank Offered Rate (“LIBOR”) (defined as applicable LIBOR rate for the equivalent interest period plus 1.75% to 2.75% depending upon our credit rating) or the Base Rate (defined as the highest of the Prime Rate, Federal Funds Rate plus 0.5%, or Eurodollar Rate plus 1.0%) at our option. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other return of capital when the consolidated leverage ratio exceeds a stated level amount. At July 27, 2012, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

Financial Condition

As of July 27, 2012, we had $454.2 million in cash and cash equivalents and $419.9 million available for borrowings under the Credit Agreement. Our current cash requirements include working capital, defined benefit pension contributions, capital expenditures, dividends, principal payments, and interest payments. We will also continue to evaluate strategic acquisitions, including mining-related product line additions or service extensions. Based upon our current and forecasted level of operations, we believe that cash flows from operations, together with cash and cash equivalents on hand, available borrowings under the Credit Agreement and access to capital markets will be adequate to meet our anticipated future cash requirements.

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

We believe our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, accrued warranties, pension and post-retirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 28, 2011 for a discussion of these policies. There were no material changes to these policies during the first nine months of fiscal 2012.

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

There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended July 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JOY GLOBAL INC.
(Registrant)

Date: August 30, 2012	/s/ Michael S. Olsen
Michael S. Olsen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 30, 2012	/s/ James E. Agnew
James E. Agnew
Vice President, Controller
and Chief Accounting Officer
(Principal Accounting Officer)