Form 10-K
period 2012-10-26
JOY GLOBAL INC
filed 2012-12-18
CIK 801898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED October 26, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates, as of April 27, 2012 the last business day of our most recently completed second fiscal quarter, was approximately $7.6 billion, based on a closing price of $71.60 per share.

The number of shares outstanding of registrant’s common stock, as of December 7, 2012, was 105,994,248.

Documents Incorporated by Reference

The information required by Part III of Form 10-K, is incorporated herein by reference to the definitive proxy statement for the registrant’s 2013 annual meeting of stockholders.

Joy Global Inc.

INDEX TO

ANNUAL REPORT ON FORM 10-K

For The Year Ended October 26, 2012

This Page

Intentionally

Left Blank

PART I

This document contains forward-looking statements, including estimates, projections, statements relating to our business plans, objectives, pending acquisitions, expected operating results and other non-historical information, and the assumptions upon which those statements are based. These statements constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by forward-looking terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “indicate,” “intend,” “may be,” “objective,” “plan,” “potential,” “predict,” “should,” “will be” and similar expressions. Forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from any forward-looking statement. In addition, certain market outlook information and other market statistical data contained herein is based on third party sources that we cannot independently verify, but that we believe to be reliable. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include:

•	general economic conditions;

•	changes affecting our industry, including demand for coal, copper, iron ore and other commodities, cyclical demand for equipment we manufacture and competitive pressures;

•	risks associated with international operations, including country specific or regional economic conditions and fluctuations in currency exchange rates;

•	our ability to develop products to meet the needs of our customers and the mining industry generally;

•	changes affecting our customers, including access to capital and regulations pertaining to mine safety, the environment or greenhouse gas emissions;

•	changes in laws and regulations or their interpretation and enforcement, including with respect to environmental matters;

•	changes in tax rates;

•	availability and cost of raw materials and manufactured components from third party suppliers;

•	our ability to protect our intellectual property;

•	our ability to hire and retain qualified employees and to avoid labor disputes and work stoppages;

•	our ability to generate cash from operations, obtain external funding on favorable terms and manage liquidity needs;

•	changes in interest rates;

•	changes in accounting standards or practices;

•	failure or breach in security of our information technology systems; and

•	our ability to integrate businesses that we acquire.

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

General

Joy Global Inc. (“we” and “us”) is a leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, and other minerals. Our Underground Mining Machinery segment is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals and offers comprehensive service locations near major mining regions worldwide. Our Surface Mining Equipment segment is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. Sales of original equipment for the mining industry, as a class of products, accounted for 48%, 41% and 40% of our consolidated net sales for fiscal 2012, 2011 and 2010, respectively. Aftermarket sales, which includes revenues from maintenance and repair services, diagnostic analysis, fabrication, mining equipment and electric motor rebuilds, equipment erection services, training, and sales of replacement parts, account for the remainder of our consolidated sales for each of those years. We are the direct successor to a business begun over 125 years ago and were known as Harnischfeger Industries, Inc. until July 2001.

During the third quarter of fiscal 2011, we completed the acquisition of LeTourneau Technologies, Inc. (“LeTourneau”). LeTourneau historically operated three businesses, mining equipment, steel products and drilling products. Subsequent to the acquisition, we entered into an agreement to sell the drilling products business of LeTourneau and completed this sale in the fourth quarter of fiscal 2011. The results of operations for LeTourneau are included in the accompanying consolidated financial statements with the mining equipment and steel products businesses included in our Surface Mining Equipment segment and the drilling products business reflected as results of discontinued operations.

On July 11, 2011, we entered into a Share Purchase Agreement (“SPA”) with TJCC Holdings Limited, a corporation controlled by The Jordan Company, L.P., to acquire approximately 41.1%, of International Mining Machinery Holdings Limited (“IMM”). IMM is a leading designer and manufacturer of underground coal mining equipment in China. On July 28, 2011, August 16, 2011 and September 2, 2011 we purchased shares on the open market representing an aggregate of approximately 28.1% of the total outstanding shares of IMM. On December 20, 2011, the Anti-monopoly Bureau of the Ministry of Commerce of the People’s Republic of China approved the purchase of IMM shares covered by the SPA and the acquisition closed on December 29, 2011. At such time, we acquired a controlling interest in IMM which, when aggregated with earlier open market purchases, was approximately 69.2% of IMM’s outstanding common stock. Upon closing, we recognized a $19.4 million gain on the re-measurement of our pre-existing equity interest in IMM. On January 6, 2012, in accordance with Rule 26.1 of the Hong Kong Takeovers Code, we commenced an unconditional cash tender offer to purchase the remaining outstanding IMM shares and options to purchase IMM shares that we did not own. On February 10, 2012, we completed the tender offer. As a result of the tender offer, our beneficial ownership of IMM common stock increased to approximately 98.9%, for which we had paid aggregate consideration of approximately $1.4 billion. On July 25, 2012, we effected the compulsory acquisition of the remaining shares under applicable provisions of the Cayman Island Companies Law, under which IMM is incorporated. We paid consideration of approximately $16.2 million to complete the compulsory acquisition, using the remaining cash which had been placed in escrow to finance the purchase of IMM shares. The combined effect of these transactions resulted in our beneficial ownership of 100% of the common stock of IMM.

Underground Mining Machinery

We are the world’s largest producer of high productivity underground mining machinery for the extraction of coal and other bedded materials. We have manufacturing facilities in Australia, South Africa, the United Kingdom, China, and the United States as well as sales offices and service facilities in India, Poland, and Russia. Our products include: continuous miners; road headers; shuttle cars; flexible conveyor trains; complete longwall mining systems (consisting of powered roof supports, an armored face conveyor, and a longwall shearer); continuous haulage systems; battery haulers; roof bolters; crushing equipment; and conveyor systems. We also maintain an extensive network of service and distribution centers to rebuild and service equipment and to sell replacement parts and consumables in support of our installed base. This network includes five service centers in the United States and eight outside the United States, all of which are strategically located in major underground mining regions.

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

Powered roof supports – Roof supports use hydraulic cylinders to perform a jacking-like function that supports the mine roof during longwall mining. The supports self-advance with the longwall shearer and armored face conveyors, resulting in controlled caving behind the supports. A longwall face may range up to 400 meters in length.

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

Roof bolters – Roof bolters are drills used to bore holes in the mine roof and to insert long metal bolts into the holes to reinforce the mine roof. Roof bolters are available track mounted, wheel mounted, machine mounted or mounted to devices that operate on longwalls.

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

Feeder breakers – A feeder breaker is a form of crusher that uses rotating drums with carbide-tipped bits to break down the size of the mined material for loading onto conveyor systems or feeding into processing facilities. Mined material is typically loaded into the feeder breaker by a shuttle car or battery hauler in underground applications and by haul trucks in surface applications.

Road headers – Crawler mounted road headers cut material using carbide-tipped bits on a boom mounted cutting head. Once cut, the material is gathered using a loading device usually involving a conveyor.

Conveyor systems – Conveyor systems are used in both above and underground applications. The primary components of a conveyor system are the idlers, idler structure, and the terminal which itself consists of a drive, discharge, take-up and tail loading section.

High angle conveyors – The high angle conveyor provides a versatile method for elevating or lowering materials continuously from one level to another at extremely steep angles. One of the differentiating factors of our conveyor technology is the use of a proprietary fully equalized pressing mechanism which secures material toward the center of the belt while gently, but effectively, sealing the belt edges together. The high angle conveyor has throughput rates ranging from 0.30 to 4,400 tons per hour.

Smart services – A service offering that gathers relevant information real time and uses this information to deliver services that are pre-emptive and predictive, which enables our customers to maximize the productivity and value of their assets by providing better machine availability, utilization, and reduced costs.

Smart facilities – We maintain customer care centers that are linked directly to the customer and close to the mine site in order to provide machine monitoring and reporting, field engineering, customer training, and productivity consulting, as well as life cycle management services.

Our direct customer service and support infrastructure quickly and efficiently provides customers with high-quality parts, exchange components, repairs, rebuilds, whole machine exchanges, and services. Our Life Cycle Management program objective is to provide a range of products and services that achieves the lowest cost per ton over the life of the equipment. Our Life Cycle Management arrangements include cost per ton, cost per hour, component exchange programs, and parts contracts. Cost per ton and cost per hour programs allow our customers to pay fixed prices for each ton of material mined or each hour of machine time utilized in order to match equipment costs with revenues, and our component exchange programs minimize production disruptions for repair or scheduled rebuilds. These programs reduce customer capital requirements and ensure quality aftermarket parts and services for the life of the contract. We sell our products and services directly to our customers through a global network of sales and marketing personnel.

The Underground Mining Machinery segment has demonstrated cyclicality over the years. The primary drivers of this cyclicality are commodity prices (particularly coal prices) and coal production levels. Our Underground Mining Machinery segment is particularly sensitive to conditions in the coal mining industry, which accounts for a substantial portion of all underground sales. Other drivers of cyclicality include product life cycles, new product introductions, governmental regulations, competitive pressures and industry consolidation.

Surface Mining Equipment

We are the world’s largest producer of electric mining shovels and a leading producer of wheel loaders, rotary blasthole drills, and walking draglines for open-pit mining operations. We have facilities in Australia, Brazil, Canada, Chile, China, South Africa, and the United States, as well as sales offices in India, Mexico, Peru, Russia, the United Kingdom, and Venezuela. Our products are used in the mining of copper, coal, iron ore, oil sands, silver, gold, diamonds, phosphate, and other minerals and ores. We also provide logistics and a full range of life cycle management service support for our customers through a global network of strategically located operations within major mining regions. In some markets, we also provide electric motor rebuilds and other selected products and services to the non-mining industrial segment and sell used electric mining shovels, drills and parts.

Products and Services:

Electric mining shovels – Mining shovels are used primarily to load copper ore, coal, iron ore, oil sands, gold, and other mineral-bearing materials and overburden into trucks or other conveyances. Electric mining shovels typically feature larger dippers, allowing them to load greater volumes of material at the lowest cost per ton of mineral mined. Its use is determined by the size of the mining operation and the availability of electricity. Dippers can range in size from 12 to 82 cubic yards.

Blasthole drills – Most surface mines require breakage or blasting of rock, overburden, or ore using explosives. A blasthole drill creates a pattern of holes to contain the explosives. Drills are usually described in terms of the diameter of the hole they bore. Our blasthole drills bore holes range in size from 9.875 to 17.5 inches in diameter and can exert a pull down force up to 150,000 pounds.

Wheel Loaders – Loaders are generally used in coal, copper, and iron ore mines, and utilize a proprietary diesel-electric drive system with digital controls. This proprietary system allows our equipment to stop, start and reverse direction without gear shifting and high-maintenance braking. Loaders feature bucket capacities up to 53 cubic yards, which are the largest in the industry, and can load rear-dump trucks in the 85-ton to 400-ton range.

Walking draglines – Draglines are primarily used to remove overburden to uncover coal or mineral deposits and then to replace the overburden as part of the reclamation activities. Our draglines are equipped with bucket sizes ranging from 30 to 160 cubic yards.

Lifecycle management – The term “life cycle management” refers to our strategy to maximize the productivity of our equipment over the equipment’s entire operating life cycle through the optimization of the equipment, its operating and maintenance procedures, and its upgrade and refurbishment. Each life cycle management program is specifically designed for a particular customer and that customer’s application of our equipment. Under each program, we provide aftermarket products and services to support the equipment during its operating life cycle. Under some of the programs, the customer pays us an amount based upon hours of operation or units of production achieved by the equipment. The amount to be paid per unit is determined by the economic model developed on a case-by-case basis, and is set at a rate designed to include both the estimated costs and anticipated profit.

In addition to life cycle management support, our surface mining equipment segment provides equipment assemblies, relocations, inspections, service, repairs, rebuilds, upgrades, used equipment, parts, enhancement kits and training to customer globally.

Our personnel and distribution centers are strategically located close to customers in major mining centers around the world. We sell our products and services directly to customers through a global network of sales and marketing personnel. The Surface Mining Equipment segment distribution organization also represents other leading providers of equipment and services to the mining and associated industries, which we refer to as “Alliance Partners.” Some of the Alliance Partner relationships include the following companies:

• Berkley Forge and Tool Inc.	• Phillippi-Hagenbach Inc.

• Bridon American Corporation	• Prodinsa Wire Rope

• Dux Machinery	• Wire Rope Industries Ltd.

• Hensley Industries Inc.	• Wire Rope Corporation of America, Inc.

• Hitachi Mining Division	• ESCO Corporation

For each Alliance Partner, we typically enter into an agreement that provides us with the right to distribute certain Alliance Partners’ products in specified geographic territories. Specific sales of new equipment are typically based on “buy and resell” arrangements or are a direct sale from the Alliance Partner to the ultimate customer with a commission paid to us. The type of sales arrangement is typically agreed at the time of the customer’s commitment to purchase. Our aftermarket sales of parts produced by Alliance Partners are generally made under “buy and resell” arrangements. To support Alliance Partners’ products in certain geographic regions, we typically hold parts and components in inventory.

The Surface Mining Equipment segment is subject to cyclical movements in the markets. Sales of original equipment are driven to a large extent by commodity prices and demand. Rising commodity prices and demand typically lead to the expansion of existing mines, opening of new mines, or re-opening of less efficient mines. Aftermarket sales are less cyclical, although severe reductions in commodity prices and/or demand can result in the removal of machines from mining production, and thus dampen demand for parts and services. Conversely, significant increases in commodity prices and/or demand can result in higher use of equipment and generate requirements for more parts and services. Copper, coal, oil sands, gold and iron ore mining accounted for approximately 90% of total surface sales in recent years.

Operational Excellence – Joy Global Business System

In order to provide world class service to the mining industry, we have developed the Joy Global Business System as an extension of our operational excellence initiatives.

The Joy Global Business System consists of:

•	Developing world class products, processes and people;

•	Building on common global processes, methods and metrics; and

•	Servicing and adapting to local customer needs.

The major objectives of the Joy Global Business System are:

•	Safety – establishment of a zero-harm mentality;

•	Velocity – cycle time reductions and on time/on specification;

•	Productivity – doing more with less by working and investing smarter;

•	Quality – flawless execution in everything we do; and

•	Customer Satisfaction – every customer is a reference for our products.

Seasonality

All of our business segments are subject to moderate seasonality, with the first quarter of our fiscal year generally experiencing lower sales and profitability due to a decrease in working days caused by the U.S. Thanksgiving and calendar year-end holidays.

Financial Information

Financial information about our business segments and geographic areas of operation is contained in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules.

Employees

As of October 26, 2012, we employed approximately 18,019 employees worldwide, with approximately 6,739 employed in the United States. Collective bargaining agreements or similar arrangements cover 30% of our U.S. workforce and 16% of our international employees. In 2013, union agreements are set to expire for 4% of our employees with the largest covering the United Steel Workers union at our Winfield, Alabama facility.

Customers

We sell our products primarily to large global and regional mining companies. No customer or affiliated group of customers accounted for 10% or more of our 2012 consolidated net sales.

Competitive Conditions

The Underground Mining Machinery and Surface Mining Equipment segments conduct their domestic and foreign operations under highly competitive market conditions, requiring that their products and services be competitive in price, quality, service, and delivery. The customers for these products are generally large mining companies with substantial purchasing power.

The Underground Mining Machinery segment’s continuous miners, road headers, longwall shearers, powered roof supports, armored face conveyors, continuous haulage systems, shuttle cars, crushers, conveyers, and battery haulers compete with similar products made by a number of established and emerging worldwide manufacturers of such equipment. Our rebuild services compete with a large number of local repair shops and also compete with various regional suppliers in the sale of replacement parts for our equipment.

The Surface Mining Equipment segment’s shovels and draglines compete with similar products produced by one significant competitor and with hydraulic excavators, large rubber-tired front-end loaders, and bucket wheel excavators made by several international manufacturers. Our large rotary blasthole drills compete with several worldwide drill manufacturers. As high productivity mining becomes more common internationally, especially in emerging markets, global manufacturing capability is becoming a competitive advantage; however, it is still important to have repair and rebuild capability near the customer’s operations. In this regard, we compete with a large number of primarily regional suppliers in the sale of parts.

The Underground Mining Machinery segment and Surface Mining Equipment segment compete on the basis of providing superior productivity, reliability, and service that lowers the overall cost of production for our customers. Both segments compete with local and regional service providers in the provision of maintenance, rebuild and other services to mining equipment users.

Backlog

Backlog represents unfilled customer orders for our original equipment and aftermarket products and services. Customer orders included in backlog as of October 26, 2012 represent contracts to purchase specific original equipment, products or services by customers who have satisfied our credit review procedures. The following table provides backlog by business segment as of our fiscal year end. These backlog amounts exclude customer arrangements under long-term equipment life cycle management programs. Such programs extend for up to 17 years and totaled approximately $1.6 billion as of October 26, 2012. The amounts shown also exclude sales already recognized by fiscal year end under the percentage-of-completion method of accounting.

In thousands	2012	2011	2010

Underground Mining Machinery	$1,341,097	$1,739,932	$1,208,181
Surface Mining Equipment	1,333,098	1,560,393	637,050
Eliminations	(109,644)	(46,991)	(24,973)

Total Backlog	$2,564,551	$3,253,334	$1,820,258

Of the $2.6 billion of backlog, approximately $203.8 million is expected to be recognized as revenue beyond fiscal 2013.

The decrease in Surface Mining Equipment backlog as of October 26, 2012 compared to October 28, 2011 reflects the negative book to bill ratio. The decrease in Underground Mining Machinery backlog as of October 26, 2012 compared to October 28, 2011 is primarily related to significant prior year original equipment orders in the U.S. and Australia, as well as the negative book to bill ratio. The IMM acquisition added $45.2 million to the Underground Mining Machinery backlog as of October 26, 2012.

The increase in Surface Mining Equipment backlog as of October 28, 2011 compared to October 29, 2010 reflects the positive book to bill ratio across all regions. The LeTourneau acquisition added $43.7 million to the Surface Mining Equipment backlog as of October 28, 2011. The increase in Underground Mining Machinery backlog as of October 28, 2011 compared to October 29, 2010 is primarily related to significant original equipment orders in the U.S. and Australia.

Eliminations include the surface applications of crushing and conveying included in both operating segments.

Raw Materials

The Underground Mining Machinery segment purchases electric motors, gears, hydraulic parts, electronic components, castings, forgings, steel, clutches, and other components and raw materials from outside suppliers. The Surface Mining Equipment segment purchases raw and semi-processed steel, castings, forgings, copper, and other materials from a number of suppliers. In addition, component parts such as engines, bearings, controls, hydraulic components, and a wide variety of mechanical and electrical items are purchased from a group of pre-qualified suppliers.

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

Patents and Trademarks

We own numerous patents and trademarks and we license technology from others that we utilize in our products and manufacturing methods. We continue to develop intellectual property and we file new patent applications to protect our ongoing research and development activities. We have also granted patent and trademark licenses to other manufacturers and receive royalties under most of these licenses. While we do not consider any particular patent or license or group of patents or licenses to be material to our business segments, we believe that in the aggregate our patents and licenses are significant in distinguishing many of our product lines from those of our competitors. The recorded cost of patents and trademarks by segment are as follows:

In thousands	Underground Mining Machinery	Surface Mining Equipment	Consolidated

Patents
Gross Carrying Value	$21,284	$69,900	$91,184
Accumulated Amortization	(10,044)	(4,660)	(14,704)

Net Carrying Value	$11,240	$65,240	$76,480

Trademarks	$151,600	$37,200	$188,800

Research and Development

We are strongly committed to pursuing technological development through the engineering of new products and systems, the improvement and enhancement of licensed technology, and related acquisitions of technology. Research and development expenses totaled $47.8 million, $40.4 million, and $29.8 million for 2012, 2011, and 2010, respectively.

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

Compliance with environmental laws and regulations did not have a material effect on capital expenditures, earnings, or our competitive position in 2012. Because these requirements are complex and, in many areas, rapidly evolving, there can be no guarantee against the possibility of additional costs of compliance. However, we do not expect that our future compliance with environmental laws and regulations will have a material effect on our capital expenditures, earnings or competitive position, and do not expect to make any material capital expenditures for environmental control facilities in fiscal 2013.

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

Available Information

Our internet address is: www.joyglobal.com. We make our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”).

Item 1A.	Risk Factors

Our international operations are subject to many uncertainties, and a significant reduction in international sales of our products could adversely affect us.

Our international operations are subject to various economic, political and other uncertainties that could adversely affect our business. In our fiscal years 2012, 2011, and 2010, approximately 55%, 54%, and 56%, respectively, of our sales were derived from sales outside the United States, and economic conditions in the countries and regions in which we operate significantly affect our profitability and growth prospects. A reduction in our international business due to any of the following risks would adversely affect our business, financial condition and results of operations:

•	regional or country specific economic downturns;

•	fluctuations in currency exchange rates, particularly the Australian dollar, Chinese renminbi, Canadian dollar; Chilean peso, Indian rupee, South African rand, and British pound sterling;

•

complications in complying with a variety of foreign laws and regulations, including with respect to environmental matters, which may adversely affect our operations and ability to compete effectively in certain jurisdictions or regions;

•	international political and trade issues and tensions;

•	unexpected changes in regulatory requirements, up to and including the risk of nationalization or expropriation by foreign governments;

•	higher tax rates and potentially adverse tax consequences including restrictions on repatriating earnings, adverse tax withholding requirements and double taxation;

•	greater difficulties protecting our intellectual property;

•	increased risk of litigation and other disputes with customers;

•	fluctuations in our operating performance based on our geographic mix of sales;

•	longer payment cycles and difficulty in collecting accounts receivable;

•	costs and difficulties in integrating, staffing and managing international operations, especially in rapidly growing economies such as China;

•	transportation delays and interruptions;

•

natural disasters and the greater difficulty in recovering from them in some of the foreign countries in which we operate, especially in countries prone to earthquakes, such as China, Chile, India, and Indonesia;

•	uncertainties arising from local business practices and cultural considerations;

•	customs matters and changes in trade policy, tariff regulations or other trade restrictions; and

•	national and international conflicts, including terrorist acts.

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

Our business, in particular our original equipment manufacturing business, is cyclical in nature. The cyclicality of original equipment sales for our Underground and Surface segments is driven primarily by volatility of commodity prices, including prices for coal, copper, and iron ore, product life cycles, competitive pressures and other economic factors affecting the mining industry such as company consolidation. Falling commodity prices have in the past and may in the future lead to reductions in the production levels of existing mines, a contraction in the number of existing mines, and the closure of less efficient mines. Decreased mining activity is likely to lead to a decrease in demand for new mining machinery. As a result of this cyclicality, we have previously experienced fluctuation in our business, results of operations and financial condition. We expect that cyclicality in our equipment manufacturing business may cause us to experience further significant fluctuation in our business, financial condition or results of operations.

Our global operations are subject to extensive trade and anti-corruption laws and regulations.

Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations, including U.S. regulations issued by Customs and Border Protection, the Bureau of Industry and Security, the Office of Antiboycott Compliance, the Directorate of Defense Trade Controls and the Office of Foreign Assets Control, as well as the counterparts of these agencies in other countries. Any alleged or actual violations may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the United States. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.

In addition, the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws. Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition.

We face risks from currency exchange rate fluctuations because our international operations are conducted in various local currencies, while our consolidated financial results are reported in U.S. dollars.

Our significant foreign subsidiaries use local currencies as their functional currency. Because our financial reporting currency is the U.S. dollar, preparation of our consolidated financial statements requires that we translate the assets, liabilities, expenses and revenues of these subsidiaries into U.S. dollars at applicable exchange rates. Accordingly, fluctuations in the exchange rates between the U.S. dollar and the currencies of the other countries in which we conduct business may affect our assets, earnings and cash flows. In addition, currency exchange rate fluctuations may affect the comparative prices between products we sell and products our foreign competitors sell in the same market, which may adversely affect demand for our equipment. Substantial exchange rate fluctuations, particularly due to strengthening of the U.S. dollar, may have a material adverse effect on our results of operations, financial condition and cash flows, as well as the comparability of our consolidated financial statements between reporting periods. While we attempt to reduce the risks from exchange rate fluctuations by entering into hedging arrangements, these arrangements may not be effective or may only delay or temporarily mitigate the adverse effect of fluctuations in exchange rates.

We operate in a highly competitive environment, which could adversely affect our sales and pricing.

Our domestic and foreign manufacturing and service operations are subject to significant competitive pressures. We compete globally on the basis of product performance, customer service and aftermarket support, availability, reliability, productivity and price. Most of our customers are large global mining companies that have substantial bargaining power, and some of our sales require us to participate in competitive bidding where we must compete on the basis of various factors, including performance guarantees and price. We compete directly and indirectly with other manufacturers of surface and underground mining equipment and with manufacturers of parts and components for such products. Some of our competitors are larger than us and, as a result, may have broader product offerings and greater access to financial resources. Certain of our competitors also may pursue aggressive pricing or product strategies that may cause us to reduce the prices we charge for our original equipment and aftermarket products and services or lose sales. These actions may lead to reduced revenues, lower margins and/or a decline in market share, any of which may adversely affect our business, financial condition and results of operations.

We may acquire businesses, dispose of businesses or engage in other transactions for which we may not realize anticipated benefits, or it may take longer than expected to realize such benefits, which may adversely affect our operating results, financial condition and existing business.

From time to time, we may explore and pursue transaction opportunities that may complement our core businesses, and we may also consider divesting businesses or assets that we do not regard as part of our core businesses. These transaction opportunities may come in the form of acquisitions, joint ventures, start-ups or other structures. For example, in 2012, we completed the acquisition of IMM and during 2011 we acquired LeTourneau and subsequently divested its drilling products business. There are risks associated with acquisition and disposition of business transactions, including, without limitation, general business risk, integration risk, technology risk, market acceptance risk, litigation risk, environmental risk, regulatory approval risk and risks associated with the failure to close or consummate announced transactions. In the case of acquisitions, we may not be able to discover, during the due diligence process or otherwise, all known and unknown risks associated with the business we are acquiring. In the case of dispositions, we may agree to indemnify acquiring parties for known or unknown liabilities arising from our former businesses.

Undiscovered factors may result in our incurring financial or other liabilities, which could be material. In addition, completion of a transaction may require us to incur debt, issue equity, utilize other capital resources, make expenditures, provide guarantees or indemnification and/or agree to other terms, and may also consume a substantial portion of our management’s time and attention. These transactions may not ultimately create value for us or our stockholders, and may adversely affect our business, financial condition or results of operations.

We are subject to environmental and health and safety laws and regulations that impose significant compliance costs and may expose us to substantial liability if we fail to comply.

We are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those relating to employee health and safety, environmental permitting and licensing, air (including greenhouse gas) emissions, water discharges, remediation of soil and groundwater contamination, and the generation, use, storage, treatment and disposal of hazardous materials. Some environmental laws impose strict, retroactive, and joint and several liability for the remediation of the release of hazardous substances, even for conduct that was lawful at the time it occurred, or for the conduct of, or conditions caused by, prior operators, predecessors, or other third parties. Failure to comply with environmental laws could expose us to penalties or clean-up costs, civil or criminal liability, and sanctions on certain of our activities, as well as damage to property or natural resources. These liabilities, sanctions, damages and remediation efforts related to any non-compliance with such laws and regulations could negatively impact our ability to conduct our operations and our financial condition and results of operations. In addition, our various prior and future acquisitions and divestitures may have resulted or could result in environmental liabilities unknown to us at the time of acquisition or divestiture or other additional environmental liabilities.

Moreover, environmental laws and regulations, and the interpretation and enforcement thereof, change frequently and have tended to become more stringent over time. Future environmental laws and regulations could require us to acquire costly equipment or to incur other significant expenses in connection with our business. For example, increased regulation of greenhouse gas emissions could adversely affect our business, financial condition, results of operations or product demand.

We are largely dependent on the continued demand for coal, which is subject to economic and climate related risks.

Approximately two-thirds of our revenues come from our coal-mining customers. Many of these customers supply coal for steel production and/or as fuel for the production of electricity. Demand for steel is affected by the global level of economic activity and economic growth. The pursuit of the most cost effective form of electricity generation continues to take place throughout the world and coal-fired electric generation faces intense price competition from other fuel sources, particularly natural gas. Coal combustion generates significant greenhouse gas emissions and governmental and private sector goals and mandates to reduce greenhouse gas emissions may increasingly affect the mix of electricity generation sources. Further developments in connection with legislation, regulations or other limits on greenhouse gas emissions and other environmental impacts or costs from coal combustion, both in the United States and in other countries, could diminish demand for coal as a fuel for electricity generation. If lower greenhouse gas emitting forms of electricity generation, such as nuclear, solar, natural gas or wind power, become more prevalent or cost effective, or diminished economic activity reduces demand for steel, demand for coal will decline. When demand for coal is reduced, the demand for our mining equipment could be adversely affected.

Environmental regulations impacting the mining industry may adversely affect demand for our products.

We supply original equipment and aftermarket services to mining companies operating in major mining regions throughout the world. Our customers’ operations are subject to or affected by a wide array of regulations in the jurisdictions where they operate, including those directly impacting mining activities and those indirectly affecting their businesses, such as applicable environmental laws. In addition, new environmental legislation or administrative regulations relating to mining or affecting demand for mined materials, or more stringent interpretations of existing laws and regulations, may require our customers to significantly change or curtail their operations. The high cost of compliance with environmental regulations may discourage our customers from expanding existing mines or developing new mines, and may also cause customers to limit or even discontinue their mining operations. As a result of these factors, demand for our mining equipment and the aftermarket services we provide could be adversely affected by environmental regulations directly or indirectly impacting the mining industry. Any reduction in demand as a result of environmental regulations is likely have an adverse effect on our business, financial condition or results of operations.

We require cash to service our indebtedness, which reduces the cash available to finance our business, and the terms of our debt agreements require us to comply with financial and other covenants.

Our ability to service our indebtedness depends on our financial performance, which is affected by prevailing economic conditions and financial, business, regulatory and other factors. Some of these factors are beyond our control. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancings or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, particularly if credit market conditions deteriorate. Furthermore, there can be no assurance that refinancings or asset dispositions would be permitted by the terms of our credit agreements or debt instruments.

Our existing credit agreements contain, and any future debt agreements we may enter into may contain, certain financial tests and other covenants that limit our ability to incur indebtedness, acquire other businesses and impose various other restrictions. Our ability to comply with financial tests may be adversely affected by changes in economic or business conditions beyond our control, and these covenants may limit our ability to take advantage of potential business opportunities as they arise. We cannot be certain that we will be able to comply with the financial tests and other covenants, or, if we fail to do so, that we will be able to obtain waivers or amended terms from our lenders. An uncured default with respect to one or more of the covenants could result in the amounts outstanding under one or more of the agreements being declared immediately due and payable, which may also trigger an obligation to redeem our outstanding debt securities and repay all other outstanding indebtedness. Any such acceleration of our indebtedness would have a material adverse effect on our business, financial condition and results of operations.

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

Our principal customers are surface and underground mining companies. The mining industry has encountered increased scrutiny as it relates to safety regulations primarily due to recent high profile mine accidents. Current or proposed legislation and regulations on safety standards and the increased cost of compliance may induce customers to discontinue or limit their mining operations, and may discourage companies from developing new mines, which in turn could diminish demand for our products.

Our manufacturing operations are dependent upon third party suppliers, making us vulnerable to supply shortages and price increases, and we are also limited by our plant capacity constraints.

In the manufacture of our products, we use large amounts of raw materials and processed inputs including steel, copper, engine components, and electronic controls. We obtain raw materials and certain manufactured components from third party suppliers. Our ability to grow revenues is constrained by the capacity of our plants, our ability to supplement that capacity with outside sources, and our success in securing critical raw materials such as steel and copper. To reduce material costs and inventories, we rely on supplier arrangements with preferred vendors as a source for “just in time” delivery of many raw materials and manufactured components. Because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers, including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies, or other natural disasters, may adversely affect our ability to satisfy our customers on a timely basis and thereby affect our financial performance. If we are not able to pass raw material or component price increases on to our customers, our margins could be adversely affected. Any of these events could adversely affect our business, financial condition or results of operations.

Labor disputes and increasing labor costs could adversely affect us.

Many of our principal domestic and foreign operating subsidiaries are parties to collective bargaining agreements with their employees. As of October 26, 2012, collective bargaining agreements or similar type arrangements cover 30% of our U.S. workforce and 16% of our international employees. We cannot provide assurance that disputes, work stoppages, or strikes will not arise in the future. In addition, when existing collective bargaining agreements expire, we cannot be certain that we will be able to reach new agreements with our employees. In 2013, union agreements are to expire for 4% of our employees with the largest covering the United Steel Workers union at our Winfield, Alabama facility. New collective bargaining agreements may be on substantially different terms and may result in increased direct and indirect labor costs. Future disputes with our employees could adversely affect our business, financial condition or results of operations.

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

The mining industry is a capital-intensive business, with extensive planning and development necessary to open a new mine. The success of our customers’ mining projects is largely dependent on the efficiency with which the mine operates. If we are unable to provide continued technological improvements in our equipment that meet the needs and expectations of our customers and the broader industry on mine productivity, safety and efficiency, the demand for our mining equipment would be adversely affected which would negatively impact our business, financial condition and results of operations.

We may be adversely affected by litigation or contractual obligations entered into in the ordinary course of our business.

We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including asbestos and silica related liability), employment and commercial matters. In addition, we and our subsidiaries become involved from time to time in proceedings relating to environmental matters. Also, as a normal part of their operations, our subsidiaries may undertake contractual obligations, warranties, and guarantees in connection with the sale of products or services. Some of these claims and obligations involve significant potential liability, which may adversely affect our business, financial condition or results of operations.

Product liability claims could adversely affect us.

The manufacture and sale of mining equipment entails an inherent risk of product liability and other claims related to the performance of our equipment. Although we maintain product liability insurance covering certain types of claims, our policies are subject to substantial deductibles. We cannot be certain that the coverage limits of our insurance policies will be adequate or that our policies will cover any particular loss. Insurance can be expensive, and we may not always be able to purchase insurance on commercially acceptable terms, if at all. Claims brought against us that are not covered by insurance or that result in recoveries in excess of insurance coverage could adversely affect our business, financial condition or results of operations.

If we are unable to hire and retain qualified employees, our growth may be hindered.

Our ability to provide high quality products and services depends in part on our ability to hire and retain skilled personnel in the areas of senior management, product engineering, manufacturing, servicing and sales. Competition for such personnel is intense and our competitors can be expected to attempt to hire our skilled employees from time to time. In particular, our results of operations could be adversely affected if we are unable to retain customer relationships and technical expertise provided by our management team and our professional personnel.

We rely on significant customers, the loss of one or more of which could adversely affect our operating results, financial condition and existing business.

We are dependent on maintaining significant customers by delivering reliable, high performance mining equipment and other products on a timely basis. We do not consider ourselves to be dependent upon any single customer; however, our top ten customers collectively accounted for approximately 38% of our sales for fiscal 2012. Our sales have become more concentrated in recent years as consolidation has occurred in the mining industry. The consolidation and divestitures in the mining industry may result in different equipment preferences among current and former significant customers. The loss of one or more of our significant customers could, at least on a short-term basis, have an adverse effect on our business, financial condition or results of operations.

Increased IT security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services.

We rely upon information technology (IT) systems and networks in connection with a variety of business activities, and we collect and store sensitive data. Increased IT security threats and more sophisticated computer crime, including advanced persistent threats, pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. A failure of or breach in security could expose us and our customers, dealers and suppliers to risks of misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions, which in turn could adversely affect our reputation, competitive position, business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

New regulations related to conflict-free minerals may force us to incur additional expenses.

In August 2012, the SEC adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules impose diligence and disclosure obligations with respect to “conflict minerals,” defined as tin, tantalum, tungsten and gold, which are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. If “conflict minerals” necessary to the functionality of a product manufactured by an SEC reporting company originated in the Democratic Republic of Congo or an adjoining country, the final rules require the issuer to prepare and file a report addressing its efforts to exercise due diligence on the minerals’ source and chain of custody. Our supply chain is complex and we may incur significant costs to determine the source and custody of any “conflict minerals” necessary to the functionality of our equipment. We may also face reputational challenges if we are unable to verify the origins for all conflict minerals used in our equipment, or if we are unable to certify that our products are “conflict free.” Implementation of this rulemaking may also affect the sourcing and availability of some minerals necessary to the manufacture of our products, and may affect the availability and price of conflict minerals capable of certification as “conflict-free.” Accordingly, we may incur significant costs as a consequence of this rulemaking, which may adversely affect our business, financial condition or results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of October 26, 2012, the following principal properties of our operations were owned, except as indicated. Our worldwide corporate headquarters are currently housed in 13,000 square feet of leased space in Milwaukee, Wisconsin. All of these properties are generally suitable for the operations currently conducted at them.

Underground Mining Machinery Locations

	Location	Floor Space (Sq. Ft.)		Land Area (Acres)	Principal Operations

*	Warrendale, Pennsylvania	71,250		13	Administration
	Franklin, Pennsylvania	830,900		58	Manufacturing
*	Homer City, Pennsylvania	91,124		10	Repairs and rebuilds
*	Meadowlands, Pennsylvania	117,900		12	Distribution
	Reno, Pennsylvania	121,400		22	Manufacturing
	Winfield, Alabama	250,000		33	Manufacturing, sales, engineering, and administration
	Lebanon, Kentucky	88,250		12	Repairs and rebuilds
*	Millersburg, Kentucky	119,100		14	Manufacturing and administration
	Salyersville, Kentucky	125,842		14	Manufacturing
	Brook Park, Ohio	85,000		4	Manufacturing
	Solon, Ohio	101,200		11	Manufacturing
	Belton, South Carolina	191,000		24	Manufacturing, sales, and administration
*	Wellington, Utah	76,250		60	Repairs and rebuilds
*	Bluefield, Virginia	102,160		15	Repairs and rebuilds
*	Duffield, Virginia	101,310		11	Repairs and rebuilds

*	Braemer, Australia	21,528	(1)		Manufacturing
*	Minto, Australia	23,024		4	Manufacturing
	Moss Vale, Australia	97,392		33	Manufacturing, repairs, and rebuilds
*	Moss Vale, Australia	38,750	(1)	13	Administration
	Parkhurst, Australia	76,639		19	Repairs and rebuilds
	Somersby, Australia	49,655		3	Manufacturing, repairs, engineering, and administration
	Wollongong, Australia	27,717	(6)		Engineering, administration, and smart services
	Wollongong, Australia	26,996	(1)	4	Repairs and rebuilds
	Wollongong, Australia	5,797	(1)		Engineering and administration

	Baotou, China	104,162	(7)	6	Repairs and rebuilds
# *	Huainan, China	349,257		9	Manufacturing and administration
# *	Jiamusi, China	1,161,900		24	Manufacturing and administration
# *	Jixi, China	929,916		18	Manufacturing and administration
# *	Qingdao, China	117,693		1	Manufacturing and administration
	Tianjin, China	205,645	(10)	8	Manufacturing
	Wuxi, China	185,421		26	Manufacturing and after-market services

	Pinxton, England	76,000		10	Repairs and rebuilds
	Wigan, England	60,000	(4)	3	Engineering and administration
*	Worcester, England	178,000		14	Manufacturing and repairs

	Nagpur, India	8,053	(3)		Manufacturing

*	Tychy, Poland	52,312		8	Manufacturing, repairs, and rebuilds

*	Kuzbass, Russia	15,750		3	Repairs and rebuilds

*	Steeledale, South Africa	250,381		13	Manufacturing and repairs
*	Wadeville, South Africa	421,773		29	Manufacturing, repairs, and rebuilds
	Witbank, South Africa	21,506		1	Smart services and training

	Sunderland, United Kingdom	100,850	(10)	5	Manufacturing, engineering, sales and administration

Surface Mining Equipment Locations

	Location	Floor Space (Sq. Ft.)		Land Area (Acres)	Principal Operations

	Milwaukee, Wisconsin	684,000		46	Manufacturing and administration
*	Milwaukee, Wisconsin	180,000		13	Engineering
	Milwaukee, Wisconsin	89,500	(2)		Assembly
	Mesa, Arizona	40,000		5	Rebuilds
*	Portland, Oregon	26,586		6	Sales, after-market services, and administration
*	Elko, Nevada	30,000		5	Rebuilds
	Elko, Nevada	28,000	(3)	4	Manufacturing
	Kilgore, Texas	12,400		4	Rebuilds
*	Longview, Texas	1,400,000		2,105	Manufacturing, administration, engineering, and sales
*	Gillette, Wyoming	60,000		6	Rebuilds
*	Gillette, Wyoming	16,000		3	Administration
	Evansville, Wyoming	25,000		6	Rebuilds

*	Bassendean, Australia	72,500		5	Manufacturing
*	Brisbane, Australia	29,000	(4)	1	Rebuilds and administration
	East Maitland, Australia	32,916	(2)	1	Rebuilds
*	Hemmant Australia	23,724		2	Rebuilds
*	Mackay, Australia	36,425		3	Manufacturing
*	Mackay, Australia	5,016	(2)	1	Assembly and administration
	Murarrie, Australia	15,000	(2)	1	Administration
*	Muswellrook, Australia	60,837		2	Manufacturing, assembly, and administration
*	Perth, Australia	29,116	(8)	1	Assembly, rebuilds, and administration
*	Rutherford, Australia	15,640	(2)	4	Rebuilds

*	Belo Horizonte, Brazil	37,700			Manufacturing

*	Calgary, Canada	31,499	(3)	1	Manufacturing
	Edmonton, Canada	32,581	(1)	6	Rebuilds
*	Fort McMurray, Canada	68,000		5	Rebuilds

*	Antofagasta, Chile	25,000		14	Manufacturing and administration
	Santiago, Chile	10,000	(1)		Sales and administration
*	Santiago, Chile	6,800	(1)	1	After-market services

*	Dalian, China	14,962	(1)		Assembly and administration
	Tianjin, China	130,000	(10)		Manufacturing

	Kolkata, India	3,100		1	Sales

	Jakarta, Indonesia	1,000	(3)		Administration and sales

	Guadalajara, Jalisco, Mexico	5,823	(5)		Sales
*	Cananea, Sonora, Mexico	15,000	(3)		After-market services and administration

* – Property includes a warehouse.

# – Property acquired with the acquisition of International Mining Machinery Holdings Limited on December 29, 2011.

(1)	Under a month-to-month lease
(2)	Under a lease expiring in 2013
(3)	Under a lease expiring in 2014
(4)	Under a lease expiring in 2015
(5)	Under a lease expiring in 2016
(6)	Under a lease expiring in 2017
(7)	Under a lease expiring in 2018
(8)	Under a lease expiring in 2019
(9)	Under a lease expiring in 2020
(10)	Under a lease expiring in 2021
(11)	Under a lease expiring in 2022
(12)	Under a lease expiring in 2023
(13)	Under a lease expiring in 2024
(14)	Under a lease expiring in 2025

Underground Mining Machinery also operates warehouses in Eighty Four, Pennsylvania; Brookwood, Alabama; Winfield, Alabama; Nashville, Illinois; Henderson, Kentucky; Lovely, Kentucky; Salyersville, Kentucky; Carlsbad, New Mexico; Price, Utah; Norton, Virginia; Pineville, West Virginia; Green River, Wyoming; Moss Vale, Australia, and Witbank, South Africa. All warehouses are owned except for the warehouses in Eighty Four, Winfield, Nashville, Henderson, Lovely, Salyersville, Price, and Moss Vale which are leased. In addition, Underground Mining Machinery has leased sales offices in Benton, Illinois; Mt. Vernon, Illinois; Corbin, Kentucky; Eagle Pass, Texas; Hyderabad, India; and Secunda, South Africa.

Surface Mining Equipment also operates warehouses in Cleveland, Ohio; Coeur d’ Alene, Idaho; Hibbing and Virginia, Minnesota; Charleston, West Virginia; Negaunee, Michigan; Gilbert, Arizona; Hinton, Sparwood, Labrador City, Sept Iles, and Saskatoon, Canada; Antofagasta and Calama, Chile; Blackwater, Australia; Parauapebas, Brazil; Johannesburg, South Africa; Puerto Ordaz, Venezuela; and Mackay and Rutherford, Australia. The warehouses in Hibbing, Johannesburg, and Calama are owned, while the others are leased. In addition, Surface Mining Machinery leases additional sales offices throughout the United States and in principal surface mining locations in other countries.

Item 3.	Legal Proceedings

We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including approximately 2,500 asbestos and silica-related cases), employment, and commercial matters. Also, as a normal part of operations, our subsidiaries undertake contractual obligations, warranties, and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table shows certain information for each of our executive officers, including position with the corporation and business experience. Our executive officers are elected each year at the organizational meeting of our Board of Directors, which follows the annual meeting of shareholders, and at other meetings as needed.

Name	Age	Current Office and Principal Occupation	Years as Officer
Michael W. Sutherlin	66	President and Chief Executive Officer and a director of Joy Global Inc. since 2006. He was Executive Vice President of the corporation and President and Chief Operating Officer of Joy Mining Machinery from 2003 to 2006.	10

Michael S. Olsen	61	Executive Vice President and Chief Financial Officer of Joy Global Inc. from December 2011. Mr. Olsen was the corporation’s Executive Vice President, Chief Financial Officer and Treasurer from 2008 to 2011. He was Vice President and Chief Accounting Officer from 2007 to November 2008. Mr. Olsen was Senior Vice President of Finance for Joy Mining Machinery from 1998 to 2008. Mr. Olsen will retire on February 1, 2013.	6

James M. Sullivan	52	Executive Vice President of Joy Global Inc. since October 2012. He previously served as Chief Financial Officer of Solutia, Inc. from 2004 until July 2012. Mr. Sullivan also served as Solutia’s Executive Vice President from 2009 until his departure and previously served as Senior Vice President from 2004 through 2009 and Treasurer from 2004 through 2011. The Board of Directors expects to appoint Mr. Sullivan as Chief Financial Officer prior to Mr. Olsen’s retirement.	< 1

Randal W. Baker	49	Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of P&H Mining Equipment since 2009. From 2004 to 2009 he served as President and CEO of Case IH Agriculture Inc. From 2000 to 2004 he served as Vice President and General Manager of Komatsu Mining Systems.	4

Edward L. Doheny II	50	Executive Vice President of Joy Global Inc. and President and Chief Operating Officer of Joy Mining Machinery since 2006. Prior to joining Joy Global, Mr. Doheny was with Ingersoll-Rand Corporation, where he was President of Industrial Technologies from 2003 to 2005 and President of Shared Services in 2003.	7

Sean D. Major	48	Executive Vice President, General Counsel and Secretary of Joy Global Inc. since 2007.	6

Dennis R. Winkleman	62	Executive Vice President – Administration of Joy Global Inc. since March 2010. Mr. Winkleman was Executive Vice President Human Resources from 2000 to 2010. Mr. Winkleman will retire on February 1, 2013.	12

Johan S. Maritz	53	Executive Vice President, Human Resources, for Joy Global Inc. since December 4, 2012. From February 2007 to December 2012 he served as Vice President, Human Resources of Joy Mining Machinery.	< 1

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $1.00 per share, began trading on the New York Stock Exchange on December 6, 2011 under the symbol “JOY.” Our common stock had previously traded on the NASDAQ Global Select Market under the symbol “JOYG”. The table below sets forth the high and low sales price and dividend payments for our common stock during the periods indicated. As of November 30, 2012, there were approximately 122,455 shareholders of record.

	Price per Share		Dividends Per Share
	High	Low

Fiscal 2012
Fourth Quarter	$64.13	$48.20	$0.175
Third Quarter	$71.49	$47.69	$0.175
Second Quarter	$95.98	$70.01	$0.175
First Quarter	$96.00	$72.59	$0.175

Fiscal 2011
Fourth Quarter	$95.99	$57.48	$0.175
Third Quarter	$102.12	$82.61	$0.175
Second Quarter	$103.44	$85.55	$0.175
First Quarter	$93.50	$69.58	$0.175

The following graph sets forth the cumulative total shareholder return, including reinvestment of dividends on a quarterly basis, on common stock during the preceding five years, as compared to the cumulative total returns of the Standard and Poor’s (“S&P”) 500 Composite Stock Index and the Dow Jones United States Commercial Vehicle Truck Index (“DJUSHR”). This graph assumes $100 was invested on October 26, 2007 in Common Stock or on October 31, 2007 in the S&P 500 Composite Stock Index and the DJUSHR.

	10/26/2007	10/31/2008	10/30/2009	10/29/2010	10/28/2011	10/26/2012

Joy Global Inc.	100	52	93	133	173	118
S&P 500	100	64	70	82	88	102
DJUSHR	100	48	67	102	111	110

Item 6.	Selected Financial Data

The following table sets forth certain selected historical financial data on a consolidated basis. The selected consolidated financial data was derived from our Consolidated Financial Statements. Our fiscal year end is the last Friday in October and each of our fiscal quarters consists of 13 weeks, except for any fiscal years consisting of 53 weeks which will have one additional week in the first quarter. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements appearing in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules.

RESULTS OF OPERATIONS

In thousands except per share amounts	Year Ended October 26, 2012 (1)	Year Ended October 28, 2011 (2)	Year Ended October 29, 2010	Year Ended October 30, 2009	Year Ended October 31, 2008 (3)

Net sales	$5,660,889	$4,403,906	$3,524,334	$3,598,314	$3,418,934
Operating income	1,172,559	920,179	697,103	702,312	551,204

Income from continuing operations attributable to Joy Global Inc.	$767,081	$631,002	$461,499	$454,650	$373,137
Income (loss) from discontinued operations	(5,060)	(21,346)	—	—	1,141

Net income attributable to Joy Global Inc.	$762,021	$609,656	$461,499	$454,650	$374,278

Basic Earnings Per Share
Income from continuing operations	$7.25	$6.01	$4.47	$4.44	$3.47
Income (loss) from discontinued operations	(0.05)	(0.20)	—	—	0.01

Net income per common share	$7.20	$5.81	$4.47	$4.44	$3.48

Diluted Earnings Per Share
Income from continuing operations	$7.18	$5.92	$4.40	$4.41	$3.44
Income (loss) from discontinued operations	(0.05)	(0.20)	—	—	0.01

Net income per common share	$7.13	$5.72	$4.40	$4.41	$3.45

Dividends Per Common Share	$0.70	$0.70	$0.70	$0.70	$0.625

Working capital excluding cash held in escrow	$1,388,407	$1,000,475	$1,338,603	$1,023,243	$597,778
Total assets	$6,142,503	$5,426,354	$3,271,013	$2,995,251	$2,631,285
Total long-term obligations	$1,357,092	$1,388,167	$396,668	$542,217	$559,330

(1) – In December 2011, we acquired IMM, a leading designer and manufacturer of underground coal mining equipment in China.

(2) – In June 2011, we acquired LeTourneau, a worldwide leader in earthmoving equipment and in October 2011 we completed the sale of its drilling products business. The drilling products business is accounted for as discontinued operations.

(3) – In February 2008, we acquired N.E.S. Investment Co. and its wholly owned subsidiary, Continental Global Group, Inc., a worldwide leader in conveyor systems for bulk material handling in mining and industrial applications.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes. References made to years are for fiscal year periods. Dollar amounts are in thousands, except share and per-share data and as indicated.

The purpose of this discussion and analysis is to enhance the understanding and evaluation of the results of operations, financial position, cash flows, indebtedness, and other key financial information of Joy Global Inc. and its subsidiaries for 2012, 2011, and 2010. For a more complete understanding of this discussion, please read the Notes to Consolidated Financial Statements included in this report.

Overview

We have been manufacturing mining equipment for over 125 years. We operate in two business segments: Underground Mining Machinery and Surface Mining Equipment. We are a leading manufacturer and servicer of high productivity mining equipment for the extraction of coal and other minerals and ores. Our Underground Mining Machinery segment is a major manufacturer of underground mining equipment for the extraction of coal and other bedded minerals. Our Surface Mining Equipment segment is a major producer of surface mining equipment for the extraction of ores and minerals and provides extensive operational support for many types of equipment used in surface mining. Both segments offer comprehensive service locations near major mining regions worldwide.

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

LeTourneau Technologies, Inc.

On June 22, 2011 we purchased LeTourneau Technologies, Inc. for approximately $1.1 billion. We purchased all of the outstanding capital stock. LeTourneau designs, builds and supports equipment for the mining industry and has been a leader in the earthmoving equipment industry since the 1920s. LeTourneau operated in three business segments, mining, steel products and drilling products. The mining products business is the world’s leading manufacturer of large wheel loaders for surface mining, providing the industry’s largest model sizes and payload capacities.

On October 24, 2011 we completed the sale of LeTourneau Technologies Drilling Systems, Inc. to Cameron International Corporation for $375.0 million in cash, subject to a post-closing working capital adjustment of which $56.3 million was paid in 2012. The LeTourneau facilities in Houston, Texas and Vicksburg, Mississippi were sold to Cameron International Corporation in conjunction with this transaction. We entered into a Transition Manufacturing and Supply Agreement to allow for the orderly transfer of drilling products production from Longview and a Steel Supply Agreement to allow the buyer time to develop other sources. In conjunction with our entrance into the Transition Manufacturing and Supply Agreement, we recognized an upfront loss and related liability of $23.3 million in our 2011 fiscal year for unreimbursable manufacturing costs. The results of the drilling products business are included in discontinued operations on the accompanying consolidated statement of income and the assets and liabilities of the drilling products business are reflected as assets and liabilities of discontinued operations on the accompanying consolidated balance sheet. The results of the mining and steel businesses (collectively “the mining equipment business”) are included in our Surface Mining Equipment segment. From the date of acquisition until our 2011 fiscal year end, the mining equipment business of LeTourneau had net sales of $144.9 million and operating income of $23.2 million. 2011 operating income was reduced by $8.8 million for non-recurring purchase accounting charges, of which $7.7 million was attributable to acquired inventory. In fiscal year 2012, the mining equipment business of LeTourneau had net sales of $451.4 million and operating income of $73.8 million. 2012 operating income was reduced by $13.7 million for non-recurring purchase accounting charges, of which $11.5 million was attributable to acquired inventory.

International Mining Machinery

On July 11, 2011, we entered into an SPA with TJCC Holdings Limited, a corporation controlled by The Jordan Company, L.P., to acquire approximately 41.1%, of IMM. IMM is a leading designer and manufacturer of underground coal mining equipment in China. On July 28, 2011, August 16, 2011 and September 2, 2011 we purchased shares on the open market representing an aggregate of 28.1% of the total outstanding shares of IMM. On December 20, 2011, the Anti-monopoly Bureau of the Ministry of Commerce of the People’s Republic of China approved the purchase of IMM shares covered by the SPA and the acquisition closed on December 29, 2011. At such time, we acquired a controlling interest in IMM which, when aggregated with earlier open market purchases, was 69.2% of IMM’s outstanding common stock. Upon closing, we recognized a $19.4 million gain on the re-measurement of our pre-existing equity interest in IMM. On January 6, 2012, in accordance with Rule 26.1 of the Hong Kong Takeovers Code, we commenced an unconditional cash tender offer to purchase the remaining outstanding IMM shares and options to purchase IMM shares that we did not own. On February 10, 2012, we completed the tender offer. As a result of the tender offer, our beneficial ownership of IMM common stock increased to 98.9%, for which we had paid aggregate consideration of approximately $1.4 billion. On July 25, 2012, we effected the compulsory acquisition of the remaining shares under applicable provisions of the Cayman Island Companies Law, under which IMM is incorporated. We paid consideration of approximately $16.2 million to complete the compulsory acquisition, using the remaining cash which had been placed in escrow to purchase IMM shares. The combined effect of these transactions resulted in our beneficial ownership of 100% of the common stock of IMM. From December 29, 2011, the date we acquired control of IMM, until our fiscal year end, IMM had net sales of $219.0 million and operating income of $9.4 million. Operating income was reduced by $27.4 million for non-recurring purchase accounting charges, of which $20.9 million was attributable to acquired inventory.

Operating Results

Bookings for 2012 were approximately $5.1 billion, a decrease of 9.3% from the prior year. Underground original equipment bookings, which included $217.6 million from IMM, were down $316.6 million, or 20.6%, when compared to the prior year. When excluding the impact of the IMM acquisition, these bookings decreased in all regions except for Africa due to the weakening coal market in the U.S. and China, as well as significant orders from customers in Australia and Russia in the prior year that did not repeat in 2012. Underground Mining Machinery aftermarket bookings were substantially flat compared to the prior year. Increases in aftermarket bookings in China, Africa, and Australia were partially offset by declining orders in the U.S. and Eurasia. Surface Mining Equipment original equipment orders, which included an incremental $236.3 million increase from the acquisition of LeTourneau, were down $221.5 million, or 16.7%, when compared to the prior year. These bookings were down in all regions except Africa and Australia due to weaker markets and the record bookings in the prior year. Surface Mining Equipment aftermarket bookings increased $186.6 million, or 14.0%. These bookings increased in South America, Australia, and Eurasia due to increased demand for parts and services. All other regions experienced declining aftermarket orders. Compared to last year, fiscal year 2012 bookings included a $97.1 million unfavorable effect of foreign currency translation.

Net sales for 2012 totaled approximately $5.7 billion compared to $4.4 billion in 2011, an increase of 28.5%. In 2012, IMM had sales of $219.0 million and LeTourneau’s sales increased by $306.5 million. Aftermarket sales increased $332.4 million, or 12.7%, when compared to the prior year due to increased parts sales and machine assemblies for both the Underground Mining Machinery and Surface Mining Equipment segments. Original equipment sales increased $924.6 million, or 51.8%, when compared to the prior year due to last year’s strong order rate flowing to this year’s sales. Foreign currency translation unfavorably impacted sales by $51.4 million.

Operating income in 2012 was $1.2 billion compared to prior year operating income of $920.2 million, an increase of 27.4%. Operating income in 2012 and 2011 was reduced by $41.1 million and $8.8 million in non-recurring purchase accounting charges, respectively. The increase in operating income was primarily the result of increased sales volume, offset by pension curtailment charges, restructuring costs and an increase in unfavorable manufacturing variances. Foreign currency translation unfavorably impacted operating income by $11.6 million.

The results of LeTourneau’s mining equipment business are included in our Surface Mining Equipment segment. In fiscal year 2012, LeTourneau’s mining equipment business had bookings of $495.1 million, net sales of $451.4 million and operating income of $73.8 million. Operating income was reduced by $26.1 million for purchase accounting charges. Non-recurring purchase accounting charges amounted to $13.7 million, of which $11.5 million was attributable to acquired inventory.

The results of IMM are included in our Underground Mining Machinery segment. From December 29, 2011 through the end of our fiscal year, IMM had bookings of $217.6 million, net sales of $219.0 million and operating income of $9.4 million, Operating income was reduced by $40.1 million for purchase accounting charges. Non-recurring purchase accounting charges amounted to $27.4 million, of which $20.9 million was attributable to acquired inventories for which amortization ended in 2012.

Income from continuing operations attributable to Joy Global Inc. was approximately $767.1 million, or $7.18 per diluted share, in 2012 compared to $631.0 million, or $5.92 per diluted share, in 2011.

Results of Operations

2012 Compared with 2011

Sales

The following table sets forth 2012 and 2011 net sales as derived from our Consolidated Statement of Income:

			$	%
In thousands	2012	2011	Change	Change

Net Sales
Underground Mining Machinery	$3,107,488	$2,576,625	$530,863	20.6%
Surface Mining Equipment	2,737,488	1,959,353	778,135	39.7%
Eliminations	(184,087)	(132,072)	(52,015)

Total	$5,660,889	$4,403,906	$1,256,983	28.5%

Underground Mining Machinery net sales for 2012 were $3.1 billion compared to $2.6 billion for 2011, and included a $136.2 million increase in aftermarket sales, a $175.7 million increase in original equipment sales and $219.0 million in sales from the acquisition of IMM. Aftermarket sales increased in China and Australia by $111.5 million and $46.6 million, respectively, primarily due to increased demand for parts. Original equipment sales increased in Australia and Eurasia by $214.8 million and $36.0 million, respectively, primarily due to increased roof support sales in both regions and increased bolter miner and conveyor system sales in Australia. The increase in original equipment sales from Australia and Eurasia was partially offset by decreases in sales from China and North America. Foreign currency translation unfavorably impacted sales by $39.7 million.

Surface Mining Equipment net sales for 2012 were $2.7 billion compared to $2.0 billion for 2011, which included a $93.8 million increase in aftermarket sales, a $377.9 million increase in original equipment sales and a $306.4 million increase in sales from the acquisition of LeTourneau. Aftermarket sales increased in all regions except China primarily due to increased demand for parts. Original equipment sales increased in all regions except Africa, primarily due to last year’s strong order rate flowing to this year’s sales. Foreign currency translation unfavorably impacted sales by $11.7 million.

Operating Income

The following table sets forth 2012 and 2011 operating income as derived from our Consolidated Statement of Income:

	2012		2011
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Operating income (loss):
Underground Mining Machinery	$671,797	21.6%	$595,262	23.1%
Surface Mining Equipment	592,687	21.7%	422,472	21.6%
Corporate Expenses	(51,079)		(65,693)
Eliminations	(40,846)		(31,862)

Total	$1,172,559	20.7%	$920,179	20.9%

Operating income for the Underground Mining Machinery segment was $671.8 million in fiscal 2012, compared to operating income of $595.3 million in fiscal 2011. The Underground Mining Machinery segment return on sales was reduced by 1.3 points from a year ago due to IMM, including the non-recurring purchase accounting charges of $27.4 million from the acquisition. In addition to the $9.4 million attributable to IMM, operating income was favorably impacted by $127.1 million due to higher sales volumes, which was partially offset by $23.2 million of increased period costs, $6.5 million of restructuring costs, and $2.1 million due to pension curtailment and special termination benefit charges. Foreign currency translation unfavorably impacted operating income by $11.5 million.

Operating income for the Surface Mining Equipment segment was $592.7 million in fiscal 2012, compared to operating income of $422.5 million in fiscal 2011. Operating income in 2012 increased $50.6 million from the acquisition of LeTourneau. LeTourneau’s 2012 and 2011 operating income was reduced by $13.7 million and $8.8 million, respectively, for non-recurring purchase accounting charges. In addition to the $50.6 million increase from LeTourneau, operating income was favorably impacted by $148.3 million due to higher sales volumes, which was partially offset by $37.2 million of increased period costs, $10.3 million due to pension curtailment and special termination benefit charges, and $2.4 million of restructuring charges.

Corporate expense decreased by $14.6 million primarily due to the IMM remeasurement gain of $19.4 million upon obtaining a controlling interest in IMM in December 2011.

Product Development, Selling and Administrative Expense

Product development, selling and administrative expense was $736.8 million, or 13.0% of sales, in 2012, compared to $602.0 million, or 13.7% of sales, in 2011. The inclusion of LeTourneau and IMM increased product development, selling and administrative expenses by $74.6 million. In addition to the $74.6 million attributable to the acquisitions’ operations, product development costs increased by an additional $9.6 million driven by research and development activities on new or existing products and increased personnel for smart services activities. Selling costs increased by $13.3 million to support increased sales volumes and aftermarket infrastructure. The increase in administrative expenses of $37.1 million relates to restructuring charges of $9.9 million and increased performance based compensation of $8.0 million.

Net Interest Expense

Net interest expense was $67.4 million in 2012, compared to $24.3 million in 2011. Net interest expense increased as a result of borrowings used to fund the acquisitions. We entered into a $500.0 million term loan dated June 16, 2011 for the acquisition of LeTourneau, issued $500.0 million of Senior Notes on October 12, 2011 in anticipation of completing the IMM transaction, and on February 10, 2012 we drew on an additional term loan of $250.0 million for the acquisition of IMM.

Provision for Income Taxes

Income tax expense for 2012 was $337.9 million as compared to $264.8 million in 2011. The effective income tax rates from continuing operations were 30.6% and 29.6% for 2012 and 2011, respectively. The main drivers of the variance in tax rates when compared to the statutory rate of 35% were the geographic mix of earnings with the corresponding net favorable differences in foreign statutory tax rates.

Net discrete tax benefits of $7.6 million were recorded in 2012 as compared to net discrete tax benefits of $5.4 million in 2011.

2011 Compared with 2010

Sales

The following table sets forth 2011 and 2010 net sales as derived from our Consolidated Statement of Income:

			$	%
In thousands	2011	2010	Change	Change

Net Sales
Underground Mining Machine	$2,576,625	$2,126,788	$449,837	21.2%
Surface Mining Equipment	1,959,353	1,518,605	440,748	29.0%
Eliminations	(132,072)	(121,059)	(11,013)

Total	$4,403,906	$3,524,334	$879,572	25.0%

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

Operating Income

The following table sets forth 2011 and 2010 operating income as derived from our Consolidated Statement of Income:

	2011		2010
	Operating	%	Operating	%
In thousands	Income (loss)	of Net Sales	Income (loss)	of Net Sales

Operating income (loss):
Underground Mining Machinery	$595,262	23.1%	$433,902	20.4%
Surface Mining Equipment	422,472	21.6%	336,236	22.1%
Corporate Expense	(65,693)		(43,126)
Eliminations	(31,862)		(29,909)

Total	$920,179	20.9%	$697,103	19.8%

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

Reorganization Items

Reorganization items include income, expenses, and losses that were realized or incurred by our predecessor as a result of its decision to reorganize under Chapter 11 of the Bankruptcy Code. We emerged from protection under Chapter 11 of the U.S. Bankruptcy Code on July 12, 2001.

Net reorganization items for 2012, 2011, and 2010 consisted of the following:

In thousands	2012	2011	2010

Professional fees directly related to the reorganization	—	(35)	(1,310)

Net reorganization expense	$—	$(35)	$(1,310)

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

Revenue Recognition

We recognize revenue on aftermarket products and services when the following criteria are satisfied: persuasive evidence of an arrangement exists, product delivery and title transfer has occurred or the services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. We recognize revenue on long-term contracts, such as for the manufacture of mining shovels, draglines, roof support systems and conveyor systems, using the percentage-of-completion method. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified. Approximately 82% of our sales in 2012 were recorded at the time of shipment of the product or delivery of the service, with the remaining 18% of sales recorded using percentage of completion accounting.

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

We have certain customer agreements that are multiple element arrangements as defined by the Accounting Standards Codification No. 605-25, “Multiple-Element Arrangements.” The agreements are assessed for multiple elements based on the following criteria: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered item, and the arrangement includes a general right of return relative to the delivered item and delivery or performance of the undelivered item is considered probable and substantially in the control of the vendor. Revenue is then allocated to each identified unit of accounting based on our estimate of their relative fair values.

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

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Goodwill is assigned to specific reporting units, which we have identified as our operating segments, and tested for impairment at least annually, during the fourth quarter of our fiscal year, or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. Goodwill is evaluated for impairment by comparing the fair value of each of our reporting units to their book value. We first determine, based on a qualitative assessment, whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that this is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we determine the fair value of the reporting unit based on a discounted cash flow model. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the impairment test continues by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially. If goodwill is impaired, we recognize an impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Qualitative assessments regarding goodwill involve a high degree of judgment and can entail subjective considerations. The discounted cash flow model involves many assumptions, including operating results forecasts and discount rates. Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected cost saving initiatives and projected long-term growth rates in the determination of terminal values. We performed our goodwill impairment testing in the fourth quarter of 2012 and no impairment was identified.

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

Mortality rates: Mortality rates are based on the IRS prescribed annuitant and non-annuitant mortality for 2012 under the Pension Protection Act of 2006.

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

Future changes affecting the above assumptions will change the related pension benefit or expense. As such, a 0.25% change in the discount rate and rate of return on net assets would have the following effects on projected benefit obligation and pension expense, respectively, as of and for the fiscal year ended October 26, 2012:

	0.25% Increase		0.25% Decrease
		Expected		Expected
	Discount	long-term	Discount	long-term
In thousands	rate	rate of return	rate	rate of return

U.S. Pension Plans:
Net pension (benefit) expense	$(1,217)	$(2,257)	$1,190	$2,255
Projected (decrease) increase in benefit obligation	(36,559)	—	37,662	—

Non U.S. Pension Plans:
Net pension (benefit) expense	(2,104)	(1,299)	1,986	1,300
Projected (decrease) increase in benefit obligation	(26,549)	—	27,599	—

Other Postretirement Benefit Plans:
Net pension (benefit) expense	(20)	(13)	21	13
Projected (decrease) increase in benefit obligation	(557)	—	567	—

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

As required under the application of fresh start accounting, the release of pre-emergence tax valuation reserves was not recorded in the income statement but instead was treated first as a reduction of excess reorganization value until exhausted, then intangibles until exhausted, and thereafter reported as additional paid in capital. Consequently, a net tax charge will be incurred in future years when these tax assets are utilized. We will continue to monitor the appropriateness of the existing valuation allowances and determine annually the amount of valuation allowances that are required to be maintained. As of October 26, 2012, there were $62.4 million of valuation allowances against pre-emergence net operating loss carryforwards. All future reversals of pre-emergence valuation allowances will be recorded to additional paid in capital.

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

Liquidity and Capital Resources

The following table summarizes the major elements of our working capital as of:

In thousands	October 26, 2012	October 28, 2011
Accounts receivable	$1,229,083	$884,696
Inventories	1,415,455	1,334,134
Accounts payable	(452,236)	(452,519)
Advance payments	(669,792)	(771,841)

Trade Working Capital	$1,522,510	$994,470
Other current assets	247,666	190,568
Short-term notes payable	(65,316)	(35,895)
Employee compensation and benefits	(156,867)	(147,664)
Accrued warranties	(100,646)	(82,737)
Other current liabilities	(322,813)	(206,588)

Working Capital Excluding Cash and Cash Equivalents	$1,124,534	$712,154
Cash and Cash Equivalents	263,873	288,321

Working Capital	$1,388,407	$1,000,475

IMM added $173.6 million to trade working capital at October 26, 2012.

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

Cash provided by continuing operations for 2012 was $463.9 million as compared to $499.7 million provided by operations for 2011. The decrease in cash provided by continuing operations was the result of increases in accounts receivables due to the timing of sales, increased inventory to support the strong sales activity, reduced accounts payable and by a reduction in advance payments resulting from a decline in new original equipment order activity. Cash provided by continuing operations was favorably impacted by increases in accrued liabilities due to a change in the timing of tax payments.

Cash used by investing activities was $378.3 million in 2012 compared to $2.0 billion used by investing activities for 2011. Investing activities in 2012 primarily related to the $955.9 million investment in IMM, which was funded in the prior year with a $866.0 million cash deposit that was placed into an escrow account in anticipation of completing the IMM transaction. Investing activities in 2011 primarily related to the $1.0 billion acquisition of LeTourneau, the $376.7 million investment in IMM shares, and the $866.0 million escrow deposit for the anticipated acquisition of IMM, partially offset by the $375.0 million sale of the LeTourneau drilling business.

Cash used by financing activities for 2012 was $81.6 million compared to cash provided by financing activities of $976.7 million for 2011. The difference was driven by the prior year entrance into a new $500.0 million term loan for the acquisition of LeTourneau and the prior year issuance of $500.0 million of senior notes in anticipation of completing the IMM acquisition. In 2012, financing activities consisted primarily of the borrowing and subsequent repayment of a $250.0 million note for the acquisition of IMM, as well as the payment of $74.0 million in dividends.

We expect 2013 capital spending to be approximately $200 million. Capital projects will be focused on expanding service center capabilities globally and the increase of our manufacturing capabilities in the emerging markets.

During each quarter of fiscal 2012 we declared a cash dividend of $0.175 per outstanding share of common stock and we paid $74.0 million in dividends during the fiscal year.

For fiscal year 2013 we expect to contribute $180.0 million to $190.0 million to our employee pension plans. As of October 26, 2012 we have a net unfunded pension and other postretirement liability of $367.0 million.

We believe our liquidity and capital resources are adequate to meet our projected needs. We have $263.9 million of unrestricted cash and cash equivalents at October 26, 2012, of which $253.7 million is held for foreign entities. We expect to meet our U.S. funding needs without repatriating undistributed profits that are indefinitely reinvested outside the U.S. Requirements for working capital, dividends, pension contributions, capital spending, acquisitions and principal and interest payments on our term loan and senior notes will be adequately funded by cash on hand, continuing operations and supplemented by short and long term borrowings, as required.

Credit Facilities and Senior Notes

On October 12, 2012, we entered into a $1.0 billion unsecured revolving credit facility that matures on November 12, 2017 (the “Credit Agreement”). Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $700.0 million revolving credit agreement, dated as of October 27, 2010 (the “Prior Credit Agreement”) that was to have matured in November 2014. Under the terms of the Credit Agreement we pay a commitment fee ranging from 0.10% to 0.325% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar Rate Loans will bear interest for a period from the applicable borrowing date until a date one week, two weeks or one, two, three or six months thereafter, as selected by us, at the corresponding Eurodollar rate plus a margin of 1.00% to 2.00% depending upon our credit rating, and Base Rate Loans will bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its “prime rate,” and (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to our credit rating. Swing Line Loans will bear interest at either the Base Rate described above or the Daily Floating Eurodollar Rate, which is a one-month Eurodollar rate plus the applicable margin, as selected by us. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other return of capital when the consolidated leverage ratio exceeds a stated level amount. At October 26, 2012, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

In connection with our entry into the Credit Agreement, we terminated the Prior Credit Agreement and used a portion of the proceeds available under the Credit Agreement to repay our $250.0 million term loan credit agreement, dated as of October 31, 2011 (the “Further Term Loan”), which was to have matured in June 2016. The Further Term Loan was drawn in full on February 10, 2012, in conjunction with the settlement of the IMM tender offer. Following our entry into the Credit Agreement, all amounts outstanding under the Prior Credit Agreement and Further Term Loan were repaid in full.

At October 26, 2012, there were no direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $279.0 million. At October 26, 2012, there was $721.0 million available for borrowings under the Credit Agreement.

On June 16, 2011, we entered into a credit agreement, which matures June 16, 2016, and provided for a $500.0 million term loan commitment (the “Term Loan”), which was drawn in full to partially finance the acquisition of LeTourneau. The Term Loan requires quarterly principal payments that began in the fourth quarter of fiscal year 2011. The Term Loan contains terms and conditions that are substantially similar to the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. At October 26, 2012, we were in compliance with all financial covenants of the Term Loan.

On October 12, 2011, we issued $500.0 million aggregate principal amount of the 5.125% Senior Notes due in 2021 (the “2021 Notes”) at a discount of $4.2 million in an offering that was registered under the Securities Act. Interest on the 2021 Notes is paid semi-annually in arrears on October 15 and April 15 of each year and the 2021 Notes are guaranteed by each of our current and future material domestic subsidiaries. At our option, we may redeem some or all of the 2021 Notes at a redemption price of the greater of 100% of the principal amount of the 2021 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a Treasury rate of a comparable Treasury issue plus 0.5%.

In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (“Notes”). Interest on the Notes is paid semi-annually in arrears on May 15 and November 15 of each year and the Notes are guaranteed by each of our current and future material domestic subsidiaries. The Notes were issued in a private placement under an exemption from registration provided by the Securities Act. In the second quarter of fiscal 2007, the Notes were exchanged for substantially identical notes in an exchange that was registered under the Securities Act. At our option, we may redeem some or all of the Notes at a redemption price of the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes.

Advance Payments and Progress Billings

As part of the negotiation process associated with original equipment orders, advance payments and contracts generally require progress payments from our customers to support the procurement of inventory and other resources. As of October 26, 2012, advance payments and progress billings were $669.8 million. As orders are shipped or costs incurred, the advanced payments and progress billings are recognized as revenue in the consolidated income statement.

Retiree Benefits

We sponsor pension plans in both the U.S. and other countries. The significance of the funding requirements of these plans are largely dependent on the actual value of the plan assets, the investment returns on the plan assets, actuarial assumptions, including discount rates, and the impact of the Pension Protection Act of 2006. In the second quarter of 2012 a modification was made to the Joy Global Pension Plan freezing benefits for all salaried and non-bargained hourly participants effective May 1, 2012. In addition, in the fourth quarter of 2012 a modification was made to the Joy Global Pension Plan freezing benefits for certain bargained hourly participants effective in 2013. We recorded curtailment charges of $1.1 million and $10.4 million in the second and fourth quarters of fiscal 2012, respectively, in conjunction with the freezes.

Off-Balance Sheet Arrangements

We lease various assets under operating leases. The aggregate payments under operating leases as of October 26, 2012 are disclosed in the table of Disclosures about Contractual Obligations and Commercial Commitments below. No significant changes to lease commitments have occurred during 2012. We have no other off-balance sheet arrangements.

Disclosures about Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations and commercial commitments as of October 26, 2012:

		Less Than	1 - 3	3 - 5	More than
In thousands	Total	1 Year	Years	Years	5 Years
Long Term Debt*	$1,905,731	$100,988	$202,048	$656,414	$946,281

Capital Lease Obligations*	45	45	—	—	—

Purchase Obligations	84,480	56,802	27,054	624	—

Operating Leases	121,392	34,613	48,340	23,071	15,368

Other Long Term Obligations**	89,166	72,943	4,382	3,981	7,860

	$2,200,814	$265,391	$281,824	$684,090	$969,509

*	Includes interest
**	Includes minimum required contributions to our pension and other postretirement benefit plans and required contributions for our unfunded other postretirement benefit plans.

New Accounting Pronouncements

Our new accounting pronouncements are set forth under Item – 15 Exhibits and Financial Statements Schedules of this annual report and are incorporated herein by reference.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on long-term debt obligations. We have a combination of fixed and variable rate debt (See Note 10, “Borrowings and Credit Facilities”) and interest rate movements impact the value of fixed-rate debt and cash flows on variable-rate debt. At October 26, 2012, we were not party to any interest rate derivative contracts.

Commodity Price Risk

We purchase certain raw materials, including steel and copper, that are subject to price volatility caused by systematic risks. Although future movements in raw material prices are unpredictable, we manage this risk through periodic purchases of raw materials and passing some or all price increases to our customers. At October 26, 2012, we were not a party to any commodity forward contracts.

Foreign Currency Risk

We have a risk-averse Foreign Exchange Risk Management Policy under which significant exposures that impact earnings and cash flows are hedged. Exposures that impact only equity or do not have a cash flow impact are generally not hedged with derivatives. We hedge two categories of foreign exchange exposures: assets and liabilities denominated in a foreign currency, which include future committed receipts or payments denominated in a foreign currency, and certain U.S. functional currency entity balance sheet accounts denominated in local currencies. These exposures normally arise from the import and export of goods and from intercompany trade and lending activity.

For consolidation purposes, assets and liabilities are translated at month-end exchange rates and income and expense are translated at average exchange rates. Translation gains and losses on asset and liabilities are not included in determining net income (loss) but are accumulated as a separate component of shareholders’ equity. Exchange gains or losses incurred on transactions conducted by one of our operations in a currency other than the operation’s functional currency are included in determining net income (loss). During 2012, we realized a loss of $1.4 million arising from foreign currency transactions. Foreign exchange derivatives at October 26, 2012 were in the form of forward exchange contracts executed over the counter.

The fair value of our forward exchange contracts at October 26, 2012 is analyzed in the following table of dollar equivalent terms:

	Fair Value
In thousands	Buy	Sell

Australian Dollar	$5	$11
British Pound Sterling	4,466	(1,124)
Canadian Dollar	(6)	274
Chilean Peso	(19)	791
Euro	118	16
Japanese Yen	(20)	—
Polish Zloty	230	—
South African Rand	(735)	109
U.S. Dollar	460	5,110

Total	$4,499	$5,187

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included with Item 15 of this Form 10-K beginning on page F-1.

Unaudited Quarterly Financial Data

The following table sets forth certain unaudited quarterly financial data for our fiscal years ended October 26, 2012 and October 28, 2011.

	2012 Fiscal Quarter Ended
(In thousands except per share amounts)	January 27 (1)	April 27	July 27	October 26

Net sales	$1,136,201	$1,541,060	$1,388,723	$1,594,905
Gross profit	363,425	510,371	475,784	527,507
Operating income	213,746	333,437	299,475	325,901
Income from continuing operations, net of tax	142,410	217,919	194,344	212,408
Income (loss) from discontinued operations, net of tax	(58)	(4,331)	(826)	155
Net income attributable to Joy Global Inc.	142,352	213,588	193,518	212,563
Basic Earnings Per Share:
Continuing operations	$1.35	$2.06	$1.83	$2.00
Discontinued operations	—	(0.04)	(0.01)	—

Net income	$1.35	$2.02	$1.82	$2.00
Diluted Earnings Per Share:
Continuing operations	$1.33	$2.04	$1.82	$1.99
Discontinued operations	—	(0.04)	(0.01)	—

Net income	$1.33	$2.00	$1.81	$1.99

Dividends Per Share	$0.175	$0.175	$0.175	$0.175

	2011 Fiscal Quarter Ended
(In thousands except per share amounts)	January 28	April 29	July 29 (2)	October 28 (3)

Net sales	$869,532	$1,062,729	$1,136,352	$1,335,293
Gross profit	285,401	372,871	396,726	451,303
Operating income	153,798	234,062	235,992	296,327
Income from continuing operations, net of tax	102,232	161,972	171,805	194,993
Income (loss) from discontinued operations, net of tax	—	—	1,300	(22,646)
Net income	102,232	161,972	173,105	172,347
Basic Earnings Per Share:
Continuing operations	$0.98	$1.54	$1.63	$1.85
Discontinued operations	—	—	0.01	(0.22)

Net income	$0.98	$1.54	$1.64	$1.63
Diluted Earnings Per Share:
Continuing operations	$0.96	$1.52	$1.61	$1.83
Discontinued operations	—	—	0.01	(0.21)

Net income	$0.96	$1.52	$1.62	$1.62

Dividends Per Share	$0.175	$0.175	$0.175	$0.175

(1)	In the first quarter of fiscal 2012, we acquired International Mining Machinery Holdings Ltd.
(2)	In the third quarter of fiscal 2011, we acquired LeTourneau Technologies, Inc.
(3)	In the fourth quarter of fiscal 2011, we sold the drilling products business of LeTourneau Technologies, Inc.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 26, 2012. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

We incorporate by reference herein the sections entitled “ELECTION OF DIRECTORS,” “CORPORATE GOVERNANCE,” “BOARD OF DIRECTORS; AUDIT COMMITTEE FINANCIAL EXPERT” and “OTHER INFORMATION – Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement to be mailed to stockholders in connection with our 2013 annual meeting.

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

We incorporate by reference herein the section entitled “EXECUTIVE COMPENSATION” in our Proxy Statement to be mailed to stockholders in connection with our 2013 annual meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate by reference herein the section entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and “EXECUTIVE COMPENSATION – Equity Compensation Plan Information” in our Proxy Statement to be mailed to stockholders in connection with our 2013 annual meeting.

Item 13.	Certain Relationships, Related Transactions and Director Independence

We incorporate by reference herein the section entitled “EXECUTIVE COMPENSATION – Related Party Transactions” and “CORPORATE GOVERNANCE” in our Proxy Statement to be mailed to stockholders in connection with our 2013 annual meeting.

Item 14.	Principal Accounting Fees and Services

We incorporate by reference herein the section entitled “AUDITORS, AUDIT FEES AND AUDITOR INDEPENDENCE” in our Proxy Statement to be mailed to stockholders in connection with our 2013 annual meeting.

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

Exhibits

Number	Exhibit

2.1	Share Purchase Agreement, dated July 11, 2011, between TJCC Holdings Limited, Newco Hong Kong 123 Limited and Joy Global Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed July 15, 2011, File No. 001-09299).

2.2	Amended and Restated Share Purchase Agreement, dated July 14, 2011, between TJCC Holdings Limited, Newco Hong Kong 123 Limited and Joy Global Inc. (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed July 15, 2011, File No. 001-09299).

3.1	Amended and Restated Certificate of Incorporation of Joy Global Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 6, 2012, File No. 001-09299).

3.2	Amended and Restated Bylaws of Joy Global Inc. as amended on December 18, 2006 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the year ended October 28, 2006, File No. 001-09299).

4.1	Specimen common stock certificate of Joy Global Inc. (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 filed October 6, 2011, File No. 333-177189).

4.2	Indenture, dated as of November 10, 2006, among Joy Global Inc. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated November 16, 2006, File No. 001-09299).

4.3	Supplemental Indenture, dated as of November 10, 2006, entered into by and among Joy Global Inc. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K dated November 16, 2006, File No. 001-09299).

4.4	Fourth Supplemental Indenture, dated as of October 12, 2011, entered into by and among Joy Global Inc., the guarantors and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated October 12, 2011, File No. 001-09299).

4.5	Form of 6.000% Senior Notes due 2016 and 6.625% Senior Notes due 2036 (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K dated November 16, 2006, File No. 001-09299).

4.6	Form of 5.125% Senior Notes due 2021 (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated October 12, 2011, File No. 001-09299).

10.1	Form of change of control Employment Agreement entered into between Joy Global Inc. and each of its executive officers (incorporated by reference to Exhibit 10(t) to Annual Report on Form 10-K for the year ended November 1, 2003, File No. 001-09299).*

10.2	Form of Indemnification Agreement entered into between Joy Global Inc. and each of its executive officers and non-employee directors (incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the year ended October 28, 2011, File No. 001-09299).*

10.3	Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 27, 2007, File No. 001-09299).*

10.4	Amendment No. 1 to the Joy Global Inc. 2007 Stock Incentive Plan.

10.5	Joy Global Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-8, filed March 31, 2011, File No. 333-173214).

10.6	Amendment No. 1 to the Joy Global Inc. Employee Stock Purchase Plan.

10.7	Joy Global Inc. International Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, filed August 6, 2012, File No. 333-183103).

10.8	Form of Nonqualified Stock Option Agreement, dated December 6, 2010, between the registrant and each of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended January 28, 2011, File No. 001-09299).*

10.9	Form of Performance Share Agreement, dated December 6, 2010, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended January 28, 2011, File No. 001-09299).*

10.10	Form of Restricted Stock Unit Award Agreement, dated December 6, 2010, between the registrant and each of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended January 28, 2011, File No. 001-09299).*

10.11	Form of Nonqualified Stock Option Agreement, dated December 5, 2011, between the registrant and each of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended January 27, 2012, File No. 001-09299).*

10.12	Form of Performance Share Agreement, dated December 5, 2011, between the registrant and each of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended January 27, 2012, File No. 001-09299).*

10.13	Form of Restricted Stock Unit Award Agreement, dated December 5, 2011, between the registrant and each of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended January 27, 2012, File No. 001-09299).*

10.14	Form of Restricted Stock Unit Award Agreement, dated March 8, 2011, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 29, 2011, File No. 001-09299).*

10.15	Form of Restricted Stock Unit Award Agreement, dated March 6, 2012, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 27, 2012, File No. 001-09299).*

10.16	Credit Agreement, dated as of June 16, 2011 among Joy Global Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 22, 2011, File No. 001-09299).

10.17	Credit Agreement, dated as of October 31, 2011, among Joy Global Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed November 1, 2011, File No. 001-09299).

10.18	Amended and Restated Credit Agreement, dated as of October 12, 2012, among Joy Global Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A., as Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank (USA), as Co-Syndication Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 12, 2012, File No. 001-09299).

10.19	Bridge Loan Agreement, dated as of July 11, 2011, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Goldman Sachs Bank USA and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, and J.P. Morgan Securities LLC, Goldman Sachs Bank USA and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed July 15, 2011, File No. 001-09299).

10.20	Amendment No. 1 to Bridge Loan Agreement, dated as of July 14, 2011, among Joy Global Inc., as Borrower, the Guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Goldman Sachs Bank USA and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Syndication Agents, and J.P. Morgan Securities LLC, Goldman Sachs Bank USA and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed July 15, 2011, File No. 001-09299).

10.21	Settlement, Waiver and Release Agreement.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

24	Power of Attorney (included on signature page).

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certifications.

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certifications.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

This Page

Intentionally

Left Blank

Joy Global Inc.

Form 10-K Item 8 and Items 15(a)(1) and 15(a)(2)

Index to Consolidated Financial Statements

And Financial Statement Schedule

The following Consolidated Financial Statements of Joy Global Inc. and the related Reports of Independent Registered Public Accounting Firm are included in Item 8 – Financial Statements and Supplementary Data and Item 15 – Exhibits and Financial Statement Schedules:

Item 15(a) (1):	Page in This Form 10-K

Reports of Independent Registered Public Accounting Firm	F-2, F-3

Management’s Report on Internal Control Over Financial Reporting	F-4

Consolidated Statement of Income for the fiscal years ended October 26, 2012, October 28, 2011 and October 29, 2010	F-5

Consolidated Balance Sheet at October 26, 2012 and October 28, 2011	F-6, F-7

Consolidated Statement of Cash Flows for the fiscal years ended October 26, 2012, October 28, 2011 and October 29, 2010	F-8

Consolidated Statement of Shareholders’ Equity for the fiscal years ended October 26, 2012, October 28, 2011 and October 29, 2010	F-9, F-10

Notes to Consolidated Financial Statements	F-11

The following Consolidated Financial Statement schedule of Joy Global Inc. is included in Item 15(a)(2):

Schedule II. Valuation and Qualifying Accounts	F-55

All other schedules are omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Joy Global Inc.

We have audited the accompanying consolidated balance sheets of Joy Global Inc. as of October 26, 2012 and October 28, 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 26, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Joy Global Inc. at October 26, 2012 and October 28, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 26, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Joy Global Inc.’s internal control over financial reporting as of October 26, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

December 17, 2012

Report of Independent Registered Public Accounting Firm on Internal

Control Over Financial Reporting

The Board of Directors and Shareholders

Joy Global Inc.

We have audited Joy Global Inc.’s internal control over financial reporting as of October 26, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Joy Global Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of International Mining Machinery Holdings, Ltd. which is included in the 2012 consolidated financial statements of Joy Global Inc. and constituted 27.1% and 55.4% of total and net assets, respectively, as of October 26, 2012 and 3.9% and 0.8% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Joy Global Inc. also did not include an evaluation of the internal control over financial reporting of International Mining Machinery Holdings, Ltd.

In our opinion, Joy Global Inc. maintained, in all material respects, effective internal control over financial reporting as of October 26, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Joy Global Inc. and our report dated December 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Milwaukee, Wisconsin

December 17, 2012

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. As allowed by the SEC guidance, management excluded from its assessment International Mining Machinery Holdings, Ltd., which was acquired in 2012 and constituted 27.1% and 55.4% of total and net assets, respectively, as of October 26, 2012 and 3.9% and 0.8% of net sales and net income, respectively, for the year then ended. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of October 26, 2012.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting.

Joy Global Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Fiscal Years Ended
	October 26, 2012	October 28, 2011	October 29, 2010

Net sales	$5,660,889	$4,403,906	$3,524,334

Cost of sales	3,783,802	2,897,605	2,350,708
Product development, selling and administrative expenses	736,776	602,010	480,636
Other income	(32,248)	(15,888)	(4,113)

Operating income	1,172,559	920,179	697,103

Interest income	5,831	13,869	13,195
Interest expense	(73,259)	(38,180)	(29,964)
Reorganization items	—	(35)	(1,310)

Income from continuing operations before income taxes	1,105,131	895,833	679,024

Provision for income taxes	337,870	264,831	217,525

Income from continuing operations	767,261	631,002	461,499
Income from continuing operations attributable to non-controlling interest	(180)	—	—

Income from continuing operations attributable to Joy Global Inc.	767,081	631,002	461,499

Loss from discontinued operations, net of income taxes	(5,060)	(21,346)	—
Loss from discontinued operations, net of income taxes attributable to non-controlling interest	—	—	—

Loss from discontinued operations, net of income taxes attributable to Joy Global Inc.	(5,060)	(21,346)	—

Net income	762,201	609,656	461,499
Net income attributable to non-controlling interest	(180)	—	—

Net income attributable to Joy Global Inc.	$762,021	$609,656	$461,499

Basic earnings per share:
Income from continuing operations	$7.25	$6.01	$4.47
Loss from discontinued operations	(0.05)	(0.20)	—

Net income	$7.20	$5.81	$4.47

Diluted earnings per share:
Income from continuing operations	$7.18	$5.92	$4.40
Loss from discontinued operations	(0.05)	(0.20)	—

Net income	$7.13	$5.72	$4.40

Dividends per share	$0.70	$0.70	$0.70

Weighted average shares outstanding:
Basic	105,862	104,916	103,196

Diluted	106,889	106,537	104,905

See Notes to Consolidated Financial Statements

Joy Global Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	October 26, 2012	October 28, 2011
ASSETS

Current Assets:
Cash and cash equivalents	$263,873	$288,321
Cash held in escrow	—	866,000
Accounts receivable, net	1,229,083	884,696
Inventories	1,415,455	1,334,134
Other current assets	247,666	190,568
Current assets of discontinued operations	—	288

Total Current Assets	3,156,077	3,564,007

Property, Plant and Equipment:
Land and improvements	71,796	39,588
Buildings	343,154	196,714
Machinery and equipment	826,519	625,371
Software	87,701	80,460

	1,329,170	942,133
Accumulated depreciation	(496,308)	(402,562)

Total Property, Plant and Equipment	832,862	539,571

Other Assets:
Investment in unconsolidated affiliate	—	380,114
Other intangible assets, net	589,224	385,441
Goodwill	1,382,358	428,478
Deferred income taxes	67,101	73,123
Other non-current assets	114,881	55,448
Non-current assets of discontinued operations	—	172

Total Other Assets	2,153,564	1,322,776

Total Assets	$6,142,503	$5,426,354

See Notes to Consolidated Financial Statements

Joy Global Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	October 26, 2012	October 28, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term notes payable, including current portion of long-term obligations	$65,316	$35,895
Trade accounts payable	452,236	452,519
Employee compensation and benefits	156,867	147,664
Advance payments and progress billings	669,792	771,841
Accrued warranties	100,646	82,737
Other accrued liabilities	322,813	206,588
Current liabilities of discontinued operations	13,147	27,327

Total Current Liabilities	1,780,817	1,724,571

Long-term Obligations	1,306,625	1,356,412

Other Non-current Liabilities:
Liabilities for postretirement benefits	25,564	24,055
Accrued pension costs	335,813	332,452
Other	116,495	37,069

Total Other Non-current Liabilities	477,872	393,576

Commitments and Contingencies	—	—

Shareholders’ Equity:
Common stock, $1 par value (authorized 150,000,000 shares; 129,799,524 and 128,986,923 shares issued at October 26, 2012 and October 28, 2011, respectively)	129,800	128,987
Capital in excess of par value	1,140,680	1,090,774
Retained earnings	2,931,981	2,244,740
Treasury stock (23,873,159 shares)	(1,116,623)	(1,116,623)
Accumulated other comprehensive loss	(508,649)	(396,083)

Total Shareholders’ Equity	2,577,189	1,951,795

Total Liabilities and Shareholders’ Equity	$6,142,503	$5,426,354

See Notes to Consolidated Financial Statements

Joy Global Inc.

Consolidated Statement of Cash Flows

(In thousands)

	Fiscal Years Ended
	October 26, 2012	October 28, 2011	October 29, 2010
Operating Activities:
Net income	$762,201	$609,656	$461,499
Loss from discontinued operations	5,060	21,346	—
Adjustments to Continuing Operations:
Depreciation and amortization	152,840	79,110	59,749
Change in deferred income taxes	22,663	76,784	8,262
Contributions to retiree benefit plans	(187,961)	(184,268)	(117,361)
Retiree benefit plan expense	48,341	51,244	52,749
Gain on remeasurement of IMM shares upon obtaining control	(19,435)	—	—
Stock based compensation expense	27,476	25,622	25,012
Excess income tax benefit from exercise of stock options	(21,250)	(14,982)	(8,072)
Other, net	(25,811)	(7,718)	(15,132)
Changes in Working Capital Items Attributed to Continuing Operations, Net of Acquisitions
Accounts receivable, net	(162,876)	(112,910)	(66,247)
Inventories	(84,514)	(391,129)	(6,059)
Other current assets	(27,696)	(42,798)	(16,044)
Trade accounts payable	(81,517)	120,745	83,368
Employee compensation and benefits	6,227	7,608	10,270
Advance payments and progress billings	(91,378)	301,818	46,530
Other accrued liabilities	141,545	(40,402)	64,965

Net cash provided by operating activities - continuing operations	463,915	499,726	583,489
Net cash (used) provided by operating activities - discontinued operations	(21,054)	4,967	—

Net cash provided by operating activities	442,861	504,693	583,489

Investing Activities:
Acquisition of businesses, net of cash acquired	(955,917)	(1,048,908)	—
Property, plant and equipment acquired	(241,527)	(110,523)	(73,474)
Proceeds from sale of property, plant and equipment	7,917	6,160	418
(Working capital adjustment) proceeds from sale of LeTourneau Technologies Drilling Systems, Inc.	(56,270)	375,000	—
Equity investment in IMM shares	—	(376,724)	—
Withdrawals (deposits) of cash into escrow	866,000	(866,000)	—
Other, net	1,468	(882)	(1,859)

Net cash used by investing activities - continuing operations	(378,329)	(2,021,877)	(74,915)
Net cash used by investing activities - discontinued operations	—	—	—

Net cash used by investing activities	(378,329)	(2,021,877)	(74,915)

Financing Activities:
Share-based payment awards	33,398	68,323	36,419
Dividends paid	(73,961)	(73,262)	(72,088)
Issuance of senior notes	—	495,755	—
Borrowings under term loans	250,000	500,000	—
Repayments of term loans	(281,250)	(6,250)	—
Change in short and long-term obligations, net	(4,492)	5,210	(146,176)
Financing fees	(5,304)	(13,060)	(3,211)

Net cash (used) provided by financing activities - continuing operations	(81,609)	976,716	(185,056)
Net cash provided by financing activities - discontinued operations	—	—	—

Net cash (used) provided by financing activities	(81,609)	976,716	(185,056)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7,371)	13,208	20,378

(Decrease) Increase in Cash and Cash Equivalents	(24,448)	(527,260)	343,896
Cash and Cash Equivalents at Beginning of Year	288,321	815,581	471,685

Cash and Cash Equivalents at End of Year	$263,873	$288,321	$815,581

Supplemental cash flow information:
Interest paid	$69,743	$33,505	$28,732
Income taxes paid	178,729	217,418	147,954

See Notes to Consolidated Financial Statements

Joy Global Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at October 30, 2009	$126,286	$943,046	$1,320,226	$(1,116,623)	$(472,224)	$—	$800,711

Comprehensive income (loss):
Net income	—	—	461,499	—	—	—	461,499
Change in pension liability, net of taxes	—	—	—	—	64,542	—	64,542
Derivative instrument fair market value adjustment, net of taxes	—	—	—	—	3,249	—	3,249
Currency translation adjustment	—	—	—	—	24,791	—	24,791

Total comprehensive income							554,081

Share based payment award expense	—	25,012	—	—	—	—	25,012
Dividends ($0.70 per share)	—	578	(72,666)	—	—	—	(72,088)
Issuance of share based payment awards	69	(1,838)	—	—	—	—	(1,769)
Exercise of stock options	1,048	27,299	—	—	—	—	28,347
Tax benefit from share based payment awards	—	8,072	—	—	—	—	8,072

Balance at October 29, 2010	$127,403	$1,002,169	$1,709,059	$(1,116,623)	$(379,642)	$—	$1,342,366

Comprehensive income (loss):
Net income	—	—	609,656	—	—	—	609,656
Change in pension liability, net of taxes	—	—	—	—	(20,190)	—	(20,190)
Derivative instrument fair market value adjustment, net of taxes	—	—	—	—	(1,992)	—	(1,992)
Currency translation adjustment	—	—	—	—	5,741	—	5,741

Total comprehensive income							593,215

Share based payment award expense	—	25,507	—	—	—	—	25,507
Dividends ($0.70 per share)	—	713	(73,975)	—	—	—	(73,262)
Issuance of share based payment awards	141	(4,662)	—	—	—	—	(4,521)
Exercise of stock options	1,431	51,302	—	—	—	—	52,733
Shares issued under employee stock purchase plan	12	763	—	—	—	—	775
Tax benefit from share based payment awards	—	14,982	—	—	—	—	14,982

Balance at October 28, 2011	$128,987	$1,090,774	$2,244,740	$(1,116,623)	$(396,083)	$—	$1,951,795

See Notes to Consolidated Financial Statements

Joy Global Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands, except per share data)

	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at October 28, 2011	$128,987	$1,090,774	$2,244,740	$(1,116,623)	$(396,083)	$—	$1,951,795

Acquisition of controlling interest in IMM	—	—	—	—	—	437,654	437,654
Comprehensive income (loss):
Net income	—	—	762,021	—	—	180	762,201
Change in pension liability, net of taxes	—	—	—	—	(103,158)	—	(103,158)
Derivative instrument fair market value adjustment, net of taxes	—	—	—	—	4,212	—	4,212
Currency translation adjustment	—	—	—	—	(13,620)	—	(13,620)

Total comprehensive income							649,635

Purchase of IMM shares from non-controlling interest	—	—	—	—	—	(437,834)	(437,834)
Share based payment award expense	—	27,381	—	—	—	—	27,381
Dividends ($0.70 per share)	—	819	(74,780)	—	—	—	(73,961)
Issuance of share based payment awards	429	(11,403)	—	—	—	—	(10,974)
Exercise of stock options	342	9,292	—	—	—	—	9,634
Shares issued under employee stock purchase plan	42	2,567	—	—	—	—	2,609
Tax benefit from share based payment awards	—	21,250	—	—	—	—	21,250

Balance at October 26, 2012	$129,800	$1,140,680	$2,931,981	$(1,116,623)	$(508,649)	$—	$2,577,189

See Notes to Consolidated Financial Statements

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

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

Our significant accounting policies are as follows:

Basis of Presentation and Principles of Consolidation – The Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). The Consolidated Financial Statements include the accounts of Joy Global Inc. and its domestic and non-U.S. subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Ultimate realization of assets and settlement of liabilities in the future could differ from those estimates.

Cash Equivalents – All highly liquid investments with original maturities of three months or less when issued are considered cash equivalents. These primarily consist of money market funds and to a lesser extent, certificates of deposit and commercial paper. Cash equivalents were $49.5 million and $3.4 million at October 26, 2012 and October 28, 2011, respectively.

Inventories – Our inventories are carried at the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method for all inventories. We evaluate the need to record adjustments for inventory on a regular basis. Our policy is to evaluate all inventories including raw material, work-in-process, finished goods, and spare parts. Inventory in excess of our estimated usage requirements is written down to its estimated net realizable value. Inherent in the estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses and ultimate realization of potentially excess inventory.

Property, Plant and Equipment – Property, plant and equipment are stated at historical cost. Expenditures for major renewals and improvements are capitalized, while maintenance and repair costs that do not significantly improve the related asset or extend its useful life are charged to expense as incurred. For financial reporting purposes, plant and equipment are depreciated primarily by the straight line method over the estimated useful lives of the assets which generally range from 5 to 50 years for improvements, from 3 to 50 years for buildings, from 3 to 12 years for machinery and equipment and 2 to 5 years for software. Depreciation expense was $83.8 million, $59.5 million and $51.5 million for 2012, 2011, and 2010, respectively. Depreciation claimed for income tax purposes is computed by accelerated methods.

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

Goodwill and Intangible Assets – Intangible assets include drawings, patents, trademarks, technology, customer relationships and other specifically identifiable assets. Indefinite-lived intangible assets are not being amortized. Indefinite-lived intangible assets are evaluated for impairment annually or more frequently if events or changes occur that suggest impairment in carrying value, such as a significant adverse change in the business climate. As part of the

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

impairment analysis, we use the discounted cash flow model based on royalties estimated to be derived in the future use of the asset were we to license the use of the indefinite-lived asset. Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is principally the straight-line method. Intangible assets that are subject to amortization are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

Goodwill is evaluated for impairment by comparing the fair value of each of our reporting units to their book value. We first determine, based on a qualitative assessment, whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we determine the fair value of the reporting unit based on a discounted cash flow model. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the impairment test continues by comparing the carrying value of the reporting unit’s goodwill to the implied fair value of goodwill. The implied fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the fair value of the individual assets acquired and liabilities assumed were being determined initially. If goodwill is impaired, we recognize an impairment loss based on the amount by which the book value of goodwill exceeds its implied fair value.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Qualitative assessments regarding goodwill involve a high degree of judgment and can entail subjective considerations. The discounted cash flow model involves many assumptions, including operating results forecasts and discount rates. Inherent in the operating results forecasts are certain assumptions regarding revenue growth rates, projected cost saving initiatives and projected long-term growth rates in the determination of terminal values. We performed our goodwill impairment testing in the fourth quarter of fiscal 2012, 2011, and 2010 and no impairment was identified.

Risks and Uncertainties – As of October 26, 2012, we employed approximately 18,019 employees worldwide, with approximately 6,739 employed in the United States. Collective bargaining agreements or similar type arrangements cover 30% of our U.S. workforce and 16% of our international employees. In 2013, union agreements are to expire for 4% of our employees with the largest covering the United Steel Workers union at our Winfield, Alabama facility.

Foreign Currency Translation – Exchange gains or losses incurred on transactions conducted by one of our operations in a currency other than the operation’s functional currency are normally reflected in cost of sales in our Consolidated Statement of Income. An exception is made where the transaction is a long-term intercompany loan that is not expected to be repaid in the foreseeable future, in which case the transaction gain or loss is included in shareholders’ equity as an element of accumulated other comprehensive income (loss). Assets and liabilities of international operations that have a functional currency that is not the U.S. dollar are translated into U.S. dollars at year-end exchange rates and revenue and expense items are translated using weighted average exchange rates. Any adjustments arising on translations are included in shareholders’ equity as an element of accumulated other comprehensive income (loss). Assets and liabilities of operations which have the U.S. dollar as their functional currency (but which maintain their accounting records in local currency) have their values remeasured into U.S. dollars at year-end exchange rates, except for non-monetary items for which historical rates are used. Exchange gains or losses arising on remeasurement of the values into U.S. dollars are recognized in cost of sales. Pre-tax foreign exchange gains included in operating income were $1.4 million, $1.2 million, and $5.7 million in 2012, 2011, and 2010, respectively.

Foreign Currency Hedging and Derivative Financial Instruments – We enter into derivative contracts, primarily foreign currency forward contracts, to protect against fluctuations in exchange rates. These contracts are for committed transactions, and receivables and payables denominated in foreign currencies are not for speculative purposes. Accounting Standards Codification (“ASC”) No. 815, “Derivatives and Hedging,” requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value, when certain designation and documentation requirements are established at hedge inception and assessed on an ongoing basis. Each derivative is designated as either a cash flow hedge or a fair value hedge. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income. These changes are offset in net income to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. All ineffective changes in derivative fair values are recognized currently in net income.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

Revenue Recognition – We recognize revenue on aftermarket products and services when the following criteria are satisfied: persuasive evidence of an arrangement exists, product delivery and title transfer have occurred or the services have been rendered, the price is fixed and determinable, and collectability is reasonably assured. We recognize revenue on long-term contracts, such as for the manufacture of mining shovels, draglines, roof support systems and conveyor systems, using the percentage-of-completion method. When using the percentage-of-completion method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recognized in full when identified.

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

Comprehensive Income (Loss) – ASC No. 220, “Comprehensive Income,” requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. We have chosen to report Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss), which encompasses net income, foreign currency translation, unrecognized pension obligations, and unrealized gain (loss) on derivatives, in the Consolidated Statement of Shareholders’ Equity. Accumulated other comprehensive loss consists of the following:

	October 26,	October 28,	October 29,
In millions	2012	2011	2010

Unrecognized pension and other postretirement obligations	$(559.4)	$(456.3)	$(436.1)
Unrealized gain on derivatives	4.9	0.7	2.7
Foreign currency translation	45.9	59.5	53.8

Accumulated other comprehensive loss	$(508.6)	$(396.1)	$(379.6)

The unrecognized pension and other postretirement obligation is net of a $160.9 million, $118.5 million and $103.5 million income tax benefit as of October 26, 2012, October 28, 2011 and October 29, 2010, respectively. Unrealized gain on derivatives is net of $2.6 million, $0.4 million, and $1.4 million of income tax effects at October 26, 2012, October 28, 2011 and October 29, 2010, respectively.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

Sales Incentives – In accordance with ASC No. 605-50, “Customer Payments and Incentives,” we account for cash consideration (such as sales incentives and cash discounts) given to our customers or resellers as a reduction of net sales.

Allowance for Doubtful Accounts – We establish an allowance for doubtful accounts on a specific account identification basis through a review of several factors, including the aging status of our customers’ account, financial condition of our customers, and historical collection experience.

Shipping and Handling Fees and Costs – We account for shipping and handling fees and costs in accordance with ASC No. 605-45, “Principal Agent Considerations.” Under ASC No. 605-45, amounts billed to a customer in a sale transaction related to shipping costs are reported as net sales and the related costs incurred for shipping are reported as cost of sales.

Income Taxes – Deferred income taxes are recognized for the tax consequences of temporary differences by applying the statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, and for tax loss carryforwards. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that we will not realize the benefit of such assets. Certain tax benefits existed as of our emergence from protection under Chapter 11 of the U.S. Bankruptcy Code on July 12, 2001 but were offset by valuation allowances. Realization of net operating loss, tax credits, and other deferred tax benefits from pre-emergence attributes will be credited to additional paid in capital.

Research and Development Expenses – Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products amounted to $47.8 million, $40.4 million and $29.8 million for fiscal 2012, 2011, and 2010, respectively.

Earnings Per Share – Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options, performance shares, and restricted stock units if dilutive. See Note 16, “Earnings Per Share” for further information.

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

New Accounting Pronouncements – In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 provides us the option to perform a qualitative assessment to determine whether further indefinite-lived intangible asset impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that an indefinite-lived intangible asset is impaired, the quantitative impairment test is required. Otherwise, no further testing is required. ASU 2012-02 will be effective for the indefinite-lived impairment tests performed in fiscal 2013, with early adoption permitted. The adoption is not expected to have any impact on our financial condition or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 provides us the option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step quantitative impairment test is required. Otherwise, no further testing is required. ASU 2011-08 is effective for the goodwill impairment tests performed in fiscal 2013, with early adoption permitted. On July 28, 2012, the Company’s annual impairment analysis date, we adopted the standard in advance of the required adoption date. The adoption of ASU No. 2011-08 did not have any impact on our consolidated financial condition or results of operations.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholder’s equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 will be effective for the quarter ending January 25, 2013. The adoption of this guidance will have no impact on our financial condition or results of operations but will impact the presentation of the financial statements. We are currently evaluating the presentation options.

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU clarifies and changes the application of various fair value measurement principles and disclosure requirements, and was effective for us beginning in the second quarter of fiscal 2012. The adoption of ASU No. 2011-04 did not have any impact on our consolidated financial condition or results of operations.

3.	Acquisitions

Acquisition of International Mining Machinery Holdings Limited

On December 29, 2011, we completed the purchase of 534.8 million shares of International Mining Machinery Holdings Limited (“IMM”). The shares, which represented approximately 41.1% of IMM’s outstanding common stock, were purchased pursuant to a stock purchase agreement, dated July 11, 2011, as amended and restated on July 14, 2011. The shares were purchased for HKD8.50 per share, or approximately $584.6 million. As a result of this purchase and prior open market purchases, we acquired a controlling interest on such date of approximately 69.2% of IMM’s outstanding common stock and were required by Rule 26.1 of the Hong Kong Takeovers Code to commence a tender offer to purchase all of the outstanding shares of IMM common stock and options to purchase IMM common stock that we did not already own. The tender offer commenced on January 6, 2012 and we completed the tender offer on February 10, 2012. As a result of the tender offer, we beneficially owned approximately 98.9% of IMM’s outstanding common stock. On July 25, 2012, we effected the compulsory acquisition of the remaining shares under applicable provisions of the Cayman Island Companies Law, under which IMM is incorporated. We paid consideration of approximately $16.2 million to complete the compulsory acquisition. The combined effect of these transactions resulted in our beneficial ownership of 100% of the common stock of IMM.

Prior to obtaining control on December 29, 2011, our investment in IMM had been accounted for under the equity method. Upon obtaining control, we applied the acquisition method of accounting, re-measured the preexisting interest at fair value and recorded a gain of $19.4 million. The gain is reported in the Consolidated Statement of Income under “other income” for the period ended October 26, 2012. The results of operations for IMM have been included in the accompanying Consolidated Financial Statements from December 29, 2011 forward as part of the Underground Mining Machinery segment. Prior to obtaining control, our share of income from IMM was reported in the Consolidated Statement of Income under “other income” and included in Corporate.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

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

(in thousands)

Assets Acquired:
Cash and cash equivalents	$72,912
Accounts receivable	202,825
Inventories	91,176
Other current assets	15,622
Property, plant and equipment	125,600
Other intangible assets and goodwill	1,149,787
Other non-current assets	40,327

Total assets acquired	1,698,249
Liabilities Assumed:
Short-term notes payable	(14,666)
Accounts payable	(87,305)
Employee compensation and benefits	(6,458)
Advance payments and progress billings	(6,122)
Other accrued liabilities	(54,545)
Other non-current liabilities	(105,715)

Total liabilities assumed	(274,811)

$1,423,438

The fair value for identified intangible assets was primarily determined based upon discounted expected cash flows. Of the $1.1 billion of intangible assets and goodwill, $76.2 million has been preliminarily assigned to indefinite-lived intangible assets and $165.0 million has been preliminarily assigned to intangible assets which are being amortized over a weighted average life of 13.5 years. The determination of the useful life was based upon historical experience, economic factors, and future cash flows of the assets acquired.

Approximately $20.9 million of the inventory fair value adjustment associated with the acquisition was expensed in 2012 through cost of sales on the consolidated statement of operations as the corresponding inventory was sold.

The results of IMM have been included in the consolidated financial statements since the date of acquisition. We have incurred acquisition costs of $24.3 million related to IMM, of which $8.6 million was recognized in the prior fiscal year.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

The following unaudited pro forma financial information for the years ended October 26, 2012 and October 28, 2011 reflect the results of continuing operations of the Company as if the acquisition of IMM had been completed on October 29, 2011 and October 30, 2010, respectively. Pro forma adjustments have been made for changes in depreciation and amortization expenses related to the valuation of the acquired tangible and intangible assets at fair value, the elimination of non-recurring items and the addition of incremental costs related to debt used to finance the acquisition.

	Year Ended (in thousands, except per share data)
	October 26, 2012	October 28, 2011

Net sales	$5,729,097	$4,723,808
Income from continuing operations	$770,937	$632,186
Basic earnings per share from continuing operations	$7.28	$6.03
Diluted earnings per share from continuing operations	$7.21	$5.93

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

$1,053,677

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

The purchase price has been finalized. The allocation of the purchase price to the assets acquired and liabilities assumed is based upon the estimated fair values at the date of acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets is reflected as goodwill. Adjustments have been made during the year to reflect additional warranty liability, certain personnel related liabilities, deferred taxes and changes in estimates related to the disposition of certain liabilities associated with the drilling products business. The amount allocated to intangible assets and goodwill for tax purposes is expected to be tax deductible as a result of our election under Section 338(h)(10) of the Internal Revenue Code. The following table summarizes the fair value of the assets acquired and the liabilities assumed as of the acquisition date:

(in thousands)
Assets Acquired:
Cash and cash equivalents	$4,769
Accounts receivable	52,910
Inventories	200,050
Other current assets	187
Current assets of discontinued operations	331,412
Property, plant and equipment	106,394
Other intangible assets and goodwill	565,388
Other non-current assets	14,459
Non-current assets of discontinued operations	226,844

Total assets acquired	1,502,413
Liabilities Assumed:
Accounts payable	(37,217)
Employee compensation and benefits	(10,576)
Advance payments and progress billings	(97,228)
Other accrued liabilities	(120,459)
Current liabilities of discontinued operations	(183,256)

Total liabilities assumed	(448,736)

$1,053,677

The fair value for acquired assets was primarily determined based upon discounted expected cash flows. Of the $565.4 million of intangible assets and goodwill related to continuing operations, $181.2 million has been assigned to intangible assets that are being amortized and $37.2 million has been assigned to trademarks which are not being amortized. The determination of the useful life was based upon historical experience, economic factors, and future cash flows of the assets acquired. The intangible assets have been assigned to the following categories and are being amortized over a weighted-average useful life of 18 years:

(In thousands)
Customer relationships	$76,500
Patents	69,900
Unpatented technology	31,600
Backlog	3,200

$181,200

Approximately $11.5 million and $7.7 million of the inventory fair value adjustment associated with the acquisition was expensed in 2012 and 2011, respectively, through cost of sales on the consolidated statements of operations as the corresponding inventory was sold.

The results of LeTourneau have been included in the consolidated financial statements since the date of acquisition. From the date of acquisition until our 2011 fiscal year end, the mining equipment and steel products businesses of LeTourneau had combined net sales of $144.9 million and operating income of $23.2 million. We incurred $10.4 million of acquisition costs related to LeTourneau.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

The following unaudited pro forma financial information for the year ended October 28, 2011 reflects the results of continuing operations as if the acquisition had been completed on October 30, 2010. Pro forma adjustments have been made for changes in depreciation and amortization expenses related to the valuation of the acquired tangible and intangible assets at fair value, the elimination of non-recurring items, the addition of incremental costs related to debt used to finance the acquisition, and the tax benefits related to the increased costs.

Year Ended
(in thousands, except per share data)	October 28, 2011

Net sales	$4,620,059
Income from continuing operations	$913,474
Basic earnings per share from continuing operations	$6.12
Diluted earnings per share from continuing operations	$6.02

The unaudited pro forma financial information is presented for information purposes only. It is not necessarily indicative of what our financial position or results of operations actually would have been had we completed the acquisition at the dates indicated, nor does it purport to project the future financial position or operating results of the combined company.

4.	Discontinued Operations

Discontinued operations of LeTourneau

On October 24, 2011, we completed the sale of LeTourneau’s drilling products business for $375.0 million in cash, subject to a post-closing working capital adjustment of which $56.3 million was paid in 2012. The drilling products business is reflected as a discontinued operation and all results of operations have been reflected as discontinued operations in the Consolidated Statement of Income and assets and liabilities that transferred after our fiscal year end or remain our obligation are classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheet. We have entered into a Transition Manufacturing and Supply Agreement to allow the orderly transfer of drilling products work from the Longview manufacturing facility and a Steel Supply Agreement to allow the buyer time to develop other sources. The agreements resulted in our recognition of a $23.3 million loss on the supply agreements at the time of sale. The loss has been adjusted during 2012 to reflect actual results of performance under the agreements.

The operating results of the discontinued operations included in the consolidated financial statements are as follows:

	October 26,	October 28,
(in thousands)	2012	2011
Net sales	$—	$102,102
Loss before income taxes	(6,120)	(32,843)
Income tax benefit	1,060	11,497

Loss from discontinued operations, net of tax	$(5,060)	$(21,346)

5.	Accounts Receivable

Consolidated accounts receivable consisted of the following:

	October 26,	October 28,
In thousands	2012	2011

Trade receivables	$1,183,484	$799,304
Unbilled receivables (due within one year)	164,740	94,941
Allowance for doubtful accounts	(119,141)	(9,549)

	$1,229,083	$884,696

The acquisition of IMM added $167.1 million to fiscal 2012 year-end accounts receivable.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

6.	Inventories

Consolidated inventories consisted of the following:

	October 26,	October 28,
In thousands	2012	2011

Finished goods	$762,853	$832,730
Work in process and purchased parts	437,234	269,798
Raw materials	215,368	231,606

	$1,415,455	$1,334,134

The acquisition of IMM added $83.1 million to fiscal 2012 year-end inventories.

7.	Goodwill and Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of October 26, 2012 and October 28, 2011, were as follows:

		October 26, 2012		October 28, 2011
In thousands	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite lived other intangible assets:
Engineering drawings	6 years	$2,900	$(2,900)	$2,900	$(2,537)
Customer relationships	16 years	340,200	(46,630)	181,700	(25,172)
Backlog	1 year	17,018	(17,018)	10,497	(8,317)
Non-compete agreements	5 year	5,800	(5,750)	5,800	(5,409)
Patents	19 years	91,184	(14,704)	91,218	(9,891)
Unpatented technology	20 years	32,836	(2,512)	32,836	(784)

Subtotal	16 years	489,938	(89,514)	324,951	(52,110)

Indefinite-lived other intangible assets:
Trademarks		188,800	—	112,600	—

Total other intangible assets		$678,738	$(89,514)	$437,551	$(52,110)

The increase in finite lived intangible assets, trademarks and goodwill in fiscal 2012 is due to our acquisition of IMM on December 29, 2011.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

Changes in the carrying amount of goodwill in 2012 and 2011 are as follows:

In thousands	Underground Mining Machinery	Surface Mining Equipment	Consolidated

Balance as of October 29, 2010	$115,137	$10,549	$125,686

Goodwill acquired during the year	—	301,228	301,228
Translation adjustments and other	567	997	1,564

Balance as of October 28, 2011	115,704	312,774	428,478

Goodwill acquired/adjusted during the year	908,567	45,760	954,327
Translation adjustments and other	(57)	(390)	(447)

Balance as of October 26, 2012	$1,024,214	$358,144	$1,382,358

Amortization expense for finite-lived intangible assets was $37.4 million, $12.6 million and $8.2 million, for fiscal 2012, 2011, and 2010, respectively.

Estimated future annual amortization expense is as follows:

In thousands
For the fiscal year ending:
2013	$29,323
2014	29,220
2015	29,170
2016	29,072
2017	26,402

8.	Income Taxes

The provision for income taxes for continuing operations included in the Consolidated Statement of Income consisted of the following:

In thousands	2012	2011	2010
Current provision
Federal	$159,294	$94,024	$32,679
State	16,410	7,357	4,889
Foreign	105,073	86,647	91,889

Total current	280,777	188,028	129,457

Deferred provision (benefit)
Federal	74,966	75,663	83,357
State	399	5,567	2,346
Foreign	(18,272)	(4,427)	2,365

Total deferred	57,093	76,803	88,068

Total provision for income taxes	$337,870	$264,831	$217,525

The Federal deferred provision includes $10.0 million of net operating losses, $4.9 million of general business credits, and $1.1 million of alternative minimum tax carryforwards used in fiscal 2012 and $16.0 million of net operating losses used in fiscal 2011 and 2010. The foreign deferred provision includes $0.1 million, $0.8 million, and $0.2 million, respectively, of net operating losses used in fiscal 2012, 2011, and 2010, respectively. The Federal deferred provision also includes foreign tax credit carryover of $14.2 million utilized in fiscal 2012. During 2012, 2011, and 2010, we recognized $0.8 million, $1.8 million, and $1.9 million, respectively, of current tax benefit relating to a tax holiday in China. The tax holiday will expire in 2013.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

The domestic and foreign components of income from continuing operations before income taxes were as follows:

In thousands	2012	2011	2010
Domestic income	$724,132	$531,888	$386,913
Foreign income	380,999	363,945	292,111

Pre-tax income from continuing operations	$1,105,131	$895,833	$679,024

The reconciliation between the income tax provision recognized in our Consolidated Statement of Income and the income tax provision computed by applying the statutory federal income tax rate to the income from continuing operations are as follows:

In thousands	2012	2011	2010
Income tax computed at federal statutory tax rate	35.0%	35.0%	35.0%
Sub-part F income and foreign dividends, net of foreign tax credits	0.3	(0.9)	(0.1)
Differences in foreign and U.S. tax rates	(4.2)	(4.3)	(3.7)
State income taxes, net of federal tax impact	1.0	0.7	0.7
Resolution of prior years’ tax matters	—	0.9	(1.2)
Valuation allowance	0.1	0.1	0.2
IRC 199 manufacturing deduction	(1.7)	(1.4)	(0.8)
Other items, net	0.1	(0.5)	1.2

	30.6%	29.6%	31.3%

The components of the net deferred tax asset are as follows:

In thousands	2012	2011
Deferred tax assets:
Employee benefit related items	$156,034	$136,387
Tax credit carryforwards	5,665	26,861
Tax loss carryforwards	122,895	134,088
Inventories	29,952	26,553
Other, net	63,266	20,065
Valuation allowance - Current Assets	(5,281)	—
Valuation allowance - Other Assets	(117,354)	(123,052)

Total deferred tax assets	255,177	220,902

Deferred tax liabilities:
Depreciation and amortization in excess of book expense	56,218	33,114
Other, net	—	11,712
Intangibles	109,788	44,782

Total deferred tax liabilities	166,006	89,608

Net deferred tax asset	$89,171	$131,294

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

The net deferred tax assets are reflected in the accompanying balance sheets as follows:

In thousands	2012	2011

Current deferred tax assets, included in Other current assets	$90,510	$74,295
Long-term deferred tax asset	67,101	73,123
Current deferred tax liability, included in Other current liabilities	(2,247)	(3,001)
Long-term deferred tax liability, included in Other (non-current liabilities)	(66,193)	(13,123)

Net deferred tax asset	$89,171	$131,294

The following table summarizes the components of our loss and credit carryforward.

Loss and Credit Carryforward Summary
	Amount
Description - In millions	Gross	Benefit	Valuation Allowance	Expiration Date(s)

Foreign capital losses	61.9	14.3	14.3	None
U.S. state operating losses	1,952.0	100.7	97.5	Various
Foreign losses	31.0	7.9	7.9	$3.9 - 2014 to 2017
				$4.0 - None

Alternative minimum tax credits	N/A	3.2	—	None

State tax credits	N/A	0.4	0.4	2026
Foreign tax credits	N/A	1.5	—	$1.5 - 2016 to 2018
Various international tax credits	N/A	0.5	0.3	None

Because our Plan of Reorganization provided for substantial changes in our ownership, there were annual limitations on all of U.S. federal net operating loss carryforwards, all of which have been fully utilized as of October 26, 2012. The U.S. state limitations vary by taxing jurisdiction.

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

Valuation allowances currently recorded that arose in pre-emergence years requires us to apply fresh start accounting. As of October 26, 2012, there were $62.4 million of valuation reserves against pre-emergence net operating loss carryforwards.

As of October 26, 2012, U.S. income taxes, net of foreign taxes paid or payable, have not been provided on the undistributed profits of foreign subsidiaries as all undistributed profits of foreign subsidiaries are deemed to be permanently reinvested outside of the U.S. It is not practical to determine the United States federal income tax liability, if any, which would be payable if such earnings were not permanently reinvested. Such unremitted earnings of subsidiaries, which have been or are intended to be permanently reinvested were $723.3 million at October 26, 2012.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

Unrecognized tax benefits are as follows:

In thousands	2012	2011
Balance, beginning of year	$10,370	$6,746
Interest included in the beginning balance	(1,271)	—
Additions for current year tax positions and acquisition	25,735	4,984
Additions for prior year tax positions	167	255
Reductions for prior year tax positions	(1,530)	(765)
Reductions for changes in judgments	—	(850)

Balance, end of year	$33,471	$10,370

As of October 26, 2012, $8.4 million of the net unrecognized tax benefit would affect the effective tax rate if recognized. As of October 28, 2011, total interest and penalties of approximately $1.7 million were recorded as part of unrecognized tax benefits on the Consolidated Balance Sheet. As of October 26, 2012, total interest of approximately $2.8 million was reclassified in the Company’s Consolidated Balance Sheet to “other liabilities,” while penalties of approximately $1.0 million are included in the ending net unrecognized tax benefit above. It is not expected that the total amount of unrecognized tax benefit will decrease within the next twelve months.

With respect to tax years subject to examination by the domestic taxing authorities, the Company’s tax years prior to 2009 have been audited by the Internal Revenue Service and are closed.

Additionally, due to the existence of tax loss carryforwards, the same relative periods exist for U.S. state purposes although some earlier years also remain open. From a non-domestic perspective, the major locations in which we conduct business are as follows: United Kingdom – 2010 forward is open for examination; South Africa – 2009 forward is open for examination; Australia – 2008 forward is open for examination; Chile – 2007 forward is open for examination; China – 2007 forward is open for examination; and Canada – 2008 forward is open for examination. There are a number of smaller entities in other countries that generally have open tax years ranging from 3 to 5 years.

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

The following table reconciles the changes in the product warranty reserve:

In thousands	2012	2011
Balance, beginning of year	$82,737	$62,351
Accrual for warranty expensed during the year	49,268	37,695
Settlements made during the year	(56,649)	(32,593)
Change in liability for pre-existing warranties during the year, including expirations	20,013	1,833
Effect of foreign currency translation	(520)	170
Acquired warranty accrual	5,797	13,281

Balance, end of year	$100,646	$82,737

Adjustments were made in fiscal 2012 to reflect a $16.1 million increase in the liability for pre-existing warranties related to the mining equipment business of LeTourneau.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

10.	Borrowings and Credit Facilities

On October 12, 2012, we entered into a $1.0 billion unsecured revolving credit facility that matures on November 12, 2017 (the “Credit Agreement”). Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $700.0 million revolving credit agreement dated as of October 27, 2010 (the “Prior Credit Agreement”), that was set to have matured in November 2014. Under the terms of the Credit Agreement we pay a commitment fee ranging from 0.10% to 0.325% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar Rate Loans will bear interest for a period from the applicable borrowing date until a date one week, two weeks or one, two, three or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.00% to 2.00% depending upon the Company’s credit rating, and Base Rate Loans will bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its “prime rate,” and (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company’s credit rating. Swing Line Loans will bear interest at either the Base Rate described above or the Daily Floating Eurodollar Rate, which is a one-month Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other return of capital when the consolidated leverage ratio exceeds a stated level amount. At October 26, 2012, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or return of capital.

In connection with our entry into the Credit Agreement, we terminated the Prior Credit Agreement and used a portion of the proceeds available under the Credit Agreement to repay our $250.0 million term loan credit agreement, dated as of October 31, 2011 (the “Further Term Loan”), which was to have matured in June 2016. The Further Term Loan was drawn in full on February 10, 2012, in conjunction with the settlement of the IMM tender offer. Following our entry into the Credit Agreement, all amounts outstanding under the Prior Credit Agreement and Further Term Loan were repaid in full.

At October 26, 2012, there were no direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $279.0 million. At October 26, 2012, there was $721.0 million available for borrowings under the Credit Agreement.

On June 16, 2011, we entered into a credit agreement, which matures June 16, 2016, and provided for a $500.0 million term loan commitment (the “Term Loan”), which was drawn in full to partially finance the acquisition of LeTourneau. The Term Loan requires quarterly principal payments that began in the fourth quarter of fiscal year 2011. The Term Loan contains terms and conditions that are substantially similar to the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. At October 26, 2012, we were in compliance with all financial covenants of the Term Loan.

On October 12, 2011, we issued $500.0 million aggregate principal amount of the 5.125% Senior Notes due in 2021 (the “2021 Notes”) at a discount of $4.2 million in an offering that was registered under the Securities Act of 1933, as amended (the “Securities Act”). Interest on the 2021 Notes is paid semi-annually in arrears on October 15 and April 15 of each year and the 2021 Notes are guaranteed by each of our current and future material domestic subsidiaries. At our option, we may redeem some or all of the 2021 Notes at a redemption price of the greater of 100% of the principal amount of the 2021 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a Treasury rate of a comparable Treasury issue plus 0.5%.

In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (“Notes”). Interest on the Notes is paid semi-annually in arrears on May 15 and November 15 of each year and the Notes are guaranteed by each of our current and future material domestic subsidiaries. The Notes were issued in a private placement under an exemption from registration provided by the Securities Act. In the second quarter of fiscal 2007, the Notes were exchanged for substantially identical notes in an exchange that was registered under the Securities Act. At our option, we may redeem some or all of the Notes at a redemption price of the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

Direct borrowings and capital lease obligations consisted of the following:

	October 26,	October 28,
In thousands	2012	2011

Domestic:
Term Loan due 2016	$462,500	$493,750
6.0% Senior Notes due 2016	248,360	248,008
6.625% Senior Notes due 2036	148,466	148,441
5.125% Senior Notes due 2021	496,088	495,755
Other	1,637	2,041

Foreign:
Capital leases and other	41	172
Short-term notes payable and bank overdrafts	14,849	4,140

	1,371,941	1,392,307
Less: amounts due within one year	(65,316)	(35,895)

Long-term obligations	$1,306,625	$1,356,412

The aggregate maturities of debt for credit agreements in place at October 26, 2012 consist of the following (in thousands):

2013	$65,316
2014	50,448
2015	50,474
2016	312,789
2017	248,360

11.	Shareholders’ Equity

We have 150,000,000 shares of authorized common stock, par value $1.00 per share, 50,000,000 of which were distributed in connection with our July 12, 2001 emergence from bankruptcy. The last distribution of 1,233,423 shares (2,775,111 shares after January 21, 2005 and December 12, 2005 stock splits) was distributed starting on January 28, 2005, in accordance with the Plan of Reorganization.

Under our prior share repurchase program, management was authorized to repurchase up to $2.0 billion in shares of common stock in the open market or through privately negotiated transactions through December 31, 2011. Cumulatively, we had repurchased $1.1 billion of common stock, which represents 23,873,159 shares under this share repurchase program. In September 2008, we repurchased 1,890,000 shares of common stock for $93.6 million. These shares were held in a brokerage account at Lehman Brothers Inc. (“LBI”), which subsequently filed for liquidation on September 19, 2008. The liquidation of LBI is being administered by a court-appointed trustee (“SIPA Trustee”), pursuant to the Securities Investors Protection Act of 1970 and Chapter 7 of the United States Bankruptcy Code. Our claim with respect to the shares in the LBI brokerage account, together with dividends paid on such shares, was allowed by the SIPA Trustee on March 25, 2009. We anticipate that these shares, along with the cash from dividends paid since September 19, 2008 totaling $5.3 million, will be returned to us as part of these proceedings. However, the SIPA Trustee’s process of resolving claims and recovering assets in respect of the LBI bankruptcy estate is ongoing, and a plan of distribution has not yet been filed. The repurchased shares have been reflected as treasury shares and the cash dividends have been reflected as a receivable in other current assets in the accompanying Consolidated Balance Sheet.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

12.	Share-Based Compensation

Our 2007 Stock Incentive Plan (“Plan”) authorizes the grant of up to 10.0 million shares plus canceled and forfeited awards. The Plan allows for the issuance of non-qualified stock options, incentive stock options, performance shares, restricted stock units, and other stock-based awards to officers, employees, and directors. As of October 26, 2012, none of the options granted qualify as incentive stock options under the Internal Revenue Code. We have historically issued new common stock in order to satisfy share-based payment awards and plan to do so to satisfy future awards.

The total share-based compensation expense we recognized for 2012, 2011, and 2010 was $27.4 million, $25.5 million, and $25.0 million, respectively. The total stock-based compensation expense is reflected in our Consolidated Statement of Cash Flows in Operating Activities under the heading Other, net. The corresponding deferred tax asset recognized related to the stock-based compensation expense was approximately $8.0 million, $7.8 million, and $7.5 million in 2012, 2011, and 2010, respectively.

Stock Options

We have granted non-qualified stock options to purchase our common stock at prices equal to the fair market value of the stock on the grant dates. Stock options vest ratably beginning on the one-year anniversary date over three years and expire ten years from the grant date. A summary of stock option activity under all plans are as follows:

Dollars in millions, except share data	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term	Weighted- Average Grant - Date Fair Value	Aggregate Intrinsic Value

Outstanding at October 30, 2009	3,634,045	$29.95	7.8		$79.3

Options granted	510,500	52.83		$17.46
Options exercised	(1,047,868)	27.05			33.3
Options forfeited or cancelled	(249,991)	30.22

Outstanding at October 29, 2010	2,846,686	$35.09	7.4		102.1

Options granted	509,500	80.64		24.20
Options exercised	(1,431,349)	36.84			73.6
Options forfeited or cancelled	(90,489)	41.55

Outstanding at October 28, 2011	1,834,348	$46.05	7.4		82.8

Options granted	459,500	87.31		27.93
Options exercised	(342,047)	28.16			18.9
Options forfeited or cancelled	(57,956)	69.66

Outstanding at October 26, 2012	1,893,845	$58.28	7.1		26.3

Exercisable at October 26, 2012	1,009,916	$39.69	5.8		24.9

The fair value of the option awards is the estimated fair value at grant date using the Black Scholes valuation model and is recognized as expense on a straight line basis. The weighted-average assumptions are as follows:

	2012	2011	2010

Risk free interest rate	0.40%	0.77%	1.23%
Expected volatility	44.92%	41.07%	49.14%
Expected life in years	3.7	3.8	3.4
Dividend yield	0.90%	0.90%	1.37%

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

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

At October 26, 2012, there was $12.1 million of unrecognized compensation expense related to stock options that is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock Units

We grant restricted stock units to certain employees and to all non-employee members of our Board of Directors. The fair value of our restricted stock units is determined based on the closing price of our stock on the date of grant and is recognized as expense on a straight line basis.

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

A summary of restricted stock unit activity under all plans is as follows:

Dollars in millions, except share data	Number of Units	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at October 30, 2009	534,684	$26.57

Units granted	224,740	53.03
Units earned from dividends	8,470	57.16
Units settled	(35,582)	28.30	$2.1
Units deferred	(13,190)	34.88	0.8
Units forfeited	(37,621)	33.72

Outstanding at October 29, 2010	681,501	35.03

Units granted	295,606	81.95
Units earned from dividends	7,137	85.63
Units settled	(34,450)	48.63	2.8
Units deferred	(16,031)	52.85	1.3
Units forfeited	(65,789)	64.62

Outstanding at October 28, 2011	867,974	48.32

Units granted	325,588	79.08
Units earned from dividends	10,520	66.04
Units settled	(112,744)	33.42	9.1
Units deferred	(25,252)	34.87	2.2
Units forfeited	(50,139)	52.12

Outstanding at October 26, 2012	1,015,947	$60.16

At October 26, 2012 there was $34.8 million of unrecognized compensation expense related to restricted stock units that is expected to be recognized over a weighted-average period of 3.5 years. At October 26, 2012 the balance of deferred restricted stock units is 67,656 shares.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

Performance Shares

The performance share award programs under our stock incentive plans provide long-term incentive compensation opportunities to certain senior executives and other managers. The fair value of our performance shares is determined based on the closing price of our stock on the date of grant, reduced by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, and is recognized as expense on a straight line basis.

Shares of common stock may be earned by the participants under the performance share award programs if at the end of a three-year award cycle our financial performance over the course of the cycle exceeds certain threshold amounts. For our 2012, 2011, and 2010 performance share award programs, the performance measure for executive officers is average return on equity. For our 2012, 2011, and 2010 performance share award program, the performance measure for all other participants is average diluted earnings per share for a three year cycle from fiscal 2012 through fiscal 2014, fiscal 2011 through fiscal 2013, and fiscal 2010 through fiscal 2012, respectively. Each performance share represents the right to earn one share of common stock.

Awards can range from 0% to 150% (or, in certain cases, 180%) of the target award opportunities, and may be paid out in company stock, cash or a combination of stock and cash as determined by the Human Resources and Nominating Committee of the Board of Directors. In the event of a change in control, the performance shares are paid out in cash based on the greater of actual performance or target award. The final awards for the fiscal 2010 performance share program amounted to 122,004 shares and the intent and historical practice is to pay out the award entirely in company stock on December 19, 2012.

A summary of performance share activity under all plans is as follows:

Dollars in millions, except share data	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value

Outstanding at October 30, 2009	520,950	$34.64

Shares granted	91,500	52.83
Target adjustment	263,258	34.27	$3.8
Shares distributed	(63,666)	41.25
Shares forfeited	(49,431)	27.95

Outstanding at October 29, 2010	762,611	36.57

Shares granted	75,000	80.69
Target adjustment	21,266	87.50
Shares distributed	(158,970)	56.87	13.7
Shares forfeited	(30,158)	35.20

Outstanding at October 28, 2011	669,749	38.38

Shares granted	145,100	80.40
Target adjustment	(21,533)	78.69
Shares distributed	(450,855)	21.69	36.9
Shares forfeited	(4,246)	55.17

Outstanding at October 26, 2012	338,215	$75.87

At October 26, 2012 there was $9.9 million of unrecognized compensation expense related to performance shares that is expected to be recognized over a weighted-average period of 1.9 years. At October 26, 2012 the balance of deferred performance shares is 111,266 shares.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

13.	Retiree Benefits

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

Certain plans outside the United States, which supplement or are coordinated with government plans, many of which require funding through mandatory government retirement or insurance company plans, have pension funds or balance sheet accruals which approximate the actuarially computed value of accumulated plan benefits as of October 26, 2012 and October 28, 2011.

We also have a defined contribution benefit plan (401(k) plan). Substantially every U.S. employee of the Company (except any employee who is covered by a collective bargaining agreement which does not provide for such employee’s participation in the plan) is eligible to participate in the plan. Under the terms of the plan, the Company matches 25% to 50% of participant salary deferral contributions up to the first 6% of the participant’s compensation. For employees that do not participate in the U.S. defined benefit plan, the Company contributes a defined benefit contribution of 1% to 5% of eligible employee compensation depending on the employee group. The employer match and defined benefit contribution expense are as follows:

In millions	2012	2011	2010
Employer matching expense	$12.2	$8.1	$6.7
Defined benefit contribution expense	$30.6	$22.3	$17.8

The 2012 defined benefit contribution expense includes $5.6 million of costs associated with transitioning certain defined benefit plan participants to a defined contribution plan.

Total pension expense for all defined benefit plans is as follows:

In millions	2012	2011	2010
Pension expense	$46.5	$50.3	$50.3

Other Postretirement Benefits

In 1993, our Board of Directors approved a general approach that culminated in the elimination of all Company contributions towards postretirement health care benefits. Increases in costs paid by us were capped for certain plans beginning in 1994 extending through 1998 and Company contributions were eliminated as of January 11, 1999 for most employee groups, excluding certain Underground Mining Machinery employees, certain early retirees, and specific discontinued operation groups. For certain Underground Mining Machinery employees, based upon existing plan terms, future eligible retirees will participate in a premium cost-sharing arrangement which is based upon age as of March 1, 1993 and position at the time of retirement. Active employees under age 45 as of March 1, 1993 and any new hires after April 1, 1993 will be required to pay 100% of the applicable premium.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

Net periodic pension costs for U.S. plans and plans of subsidiaries outside the United States included the following components:

	U.S. Pension Plans			Non-U.S. Pension Plans
In thousands	2012	2011	2010	2012	2011	2010

Components of net periodic benefit cost:
Service cost	$9,975	$14,438	$14,636	$5,878	$6,099	$6,135
Interest cost	52,604	56,268	54,473	29,297	28,715	28,244
Expected return on assets	(61,420)	(56,269)	(52,723)	(36,033)	(35,529)	(32,451)
Amortization of:
Prior service cost	1,307	1,374	1,158	—	10,051	—
Actuarial loss	20,324	25,179	23,347	13,085	—	7,434
Curtailment loss	11,491	—	—	—	—	12

Total net periodic benefit cost	$34,281	$40,990	$40,891	$12,227	$9,336	$9,374

In the second quarter of 2012 a modification was made to the Joy Global Pension Plan freezing benefits for all salaried and non-bargained hourly participants effective May 1, 2012. In addition, in the fourth quarter of 2012 a modification was made to the Joy Global Pension Plan freezing benefits for certain bargained hourly participants effective in 2013. We recorded curtailment charges of $1.1 million and $10.4 million in the second and fourth quarters of fiscal 2012, respectively, in conjunction with the freezes.

The components of the net periodic benefit cost associated with our other postretirement benefit plans (other than pensions), all of which relate to operations in the U.S., are as follows:

	Other Postretirement Benefit Plans
In thousands	2012	2011	2010

Components of net periodic benefit cost:
Service cost	$960	$981	$916
Interest cost	1,371	1,540	1,618
Expected return on assets	(371)	(342)	(223)
Amortization of:
Prior service cost	52	48	—
Actuarial (gain) loss	(1,160)	(1,308)	173
Special termination benefits charge	981	—	—

Total net periodic benefit cost of continuing operations	$1,833	$919	$2,484

In conjunction with the fourth quarter modification of the Joy Global Pension Plan, additional postretirement benefits of $1.0 million were recorded as a special termination benefits charge.

For other postretirement benefit obligation measurement purposes, the assumed annual rate of increase in the per capita cost of covered health care benefits is 7.5% for fiscal year 2013. The per capita cost of covered health care benefits rate is assumed to decrease 0.5% per year to an ultimate rate of 5% by fiscal 2018, and remain at that level thereafter. The effect of one percentage point increase in the assumed health care cost trend rates each year would increase the accumulated postretirement benefit obligation as of October 26, 2012 by $1.0 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would increase by $0.1 million. A one percentage point decrease in the assumed health care cost trend rates each year would decrease the accumulated postretirement benefit obligation as of October 26, 2012 by $0.9 million. The service cost and interest cost components of the net periodic postretirement benefit cost for the year would decrease by $0.1 million. Postretirement life insurance benefits have a minimal effect on the total benefit obligation.

The principal assumptions used in determining the funded status and net periodic benefit cost of our pension plans and other postretirement benefit plans are set forth in the following tables. The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

Significant assumptions used in determining net periodic benefit cost for the year ended are as follows (in weighted averages):

	U.S. Pension Plans			Non-U.S. Pension Plans			Other Postretirement Benefit Plans
	2012	2011	2010	2012	2011	2010	2012	2011	2010

Discount rate*	5.00%	5.60%	5.55%	5.28%	5.24%	5.66%	4.65%	4.85%	4.90%
Expected return on plan assets**	7.00%	7.51%	8.10%	6.93%	7.22%	7.22%	7.50%	8.00%	8.00%
Rate of compensation increase	4.25%	4.25%	4.25%	4.22%	4.36%	4.70%	—	—	—

*	Due to mid-year curtailment and special termination benefit measurements, the 2012 weighted average discount rate ranged from 3.95% – 5.00% and 3.60% – 4.65% throughout the year for the U.S. Pension Plans and the Other Postretirement Benefit Plans, respectively.
**	Due to mid-year curtailment measurements, the 2012 weighted average expected return on plan assets ranged from 6.75% – 7.00% for the U.S. Pension Plans.

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

Significant assumptions used in determining benefit obligations as of the fiscal year ended are as follows (in weighted averages):

	U.S. Pension Plans		Non-U.S. Pension Plans		Other Postretirement Benefit Plans
	2012	2011	2012	2011	2012	2011

Discount rate	3.95%	5.00%	4.28%	5.28%	3.60%	4.65%
Rate of compensation increase	—	4.25%	4.23%	4.22%	—	—

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

Changes in the projected benefit obligations and pension plan assets relating to the Company’s defined benefit pension plans and other postretirement benefit obligations together with a summary of the amounts recognized in the Consolidated Balance Sheet are set forth in the following tables:

	U.S. Pension Plans		Non -U.S. Pension Plans		Other Postretirement Benefit Plans
In thousands	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011	October 26, 2012	October 28, 2011
Change in Benefit Obligations
Net benefit obligations at beginning of year	$1,108,386	$1,016,027	$573,608	$550,801	$32,078	$34,293
Service cost	9,975	14,438	5,878	6,099	960	981
Interest cost	52,604	56,268	29,297	28,715	1,371	1,540
Plan participants’ contributions	—	—	1,164	1,147	—	—
Plan amendments	7,157	336	—	—	813	—
Actuarial loss (gain)	162,370	70,355	114,815	8,889	674	(2,044)
Currency fluctuations	—	—	2,449	6,123	—	—
Curtailments	(37,796)	—	—	—	—	—
Special termination benefits	—	—	—	—	981	—
Gross benefits paid	(52,012)	(49,038)	(28,755)	(28,166)	(2,677)	(2,692)

Net benefit obligations at end of year	$1,250,684	$1,108,386	$698,456	$573,608	$34,200	$32,078

Change in Plan Assets

Fair value of plan assets at beginning of year	$833,849	$652,355	$513,528	$483,043	$5,370	$4,602

Actual return on plan assets	104,729	89,173	50,986	11,739	526	89
Currency fluctuations	—	—	1,644	5,384	—	—
Employer contributions	140,940	141,359	43,925	39,538	3,096	3,371
Plan participants’ contributions	—	—	1,164	1,147	—	—
Gross benefits paid	(52,012)	(49,038)	(28,755)	(28,166)	(2,677)	(2,692)

Fair value of plan assets at end of year	$1,027,506	$833,849	$582,492	$512,685	$6,315	$5,370

Funded Status

Net amount recognized at end of year	$(223,178)	$(274,537)	$(115,964)	$(60,923)	$(27,885)	$(26,708)

Amounts Recognized in the Consolidated Balance Sheet Consist of:

Current liabilities	$(2,620)	$(2,253)	$(709)	$(755)	$(2,321)	$(2,653)

Other non-current liabilities	(220,558)	(272,284)	(115,255)	(60,168)	(25,564)	(24,055)

Net amount recognized at end of year	$(223,178)	$(274,537)	$(115,964)	$(60,923)	$(27,885)	$(26,708)

Accumulated benefit obligation	$1,250,684	$1,059,049	$644,125	$512,913	$—	$—

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

Amounts recognized in accumulated other comprehensive (gain) / loss as of October 26, 2012 consists of:

	Pension Plans		Other Postretirement
In thousands	U.S.	Non U.S.	Benefit Plans
Net actuarial loss (gain)	$458,653	$269,641	$(11,968)

Prior service cost	2,590	—	1,384

Deferred tax	(121,451)	(43,303)	3,890

Total accumulated other comprehensive loss (income)	$339,792	$226,338	$(6,694)

The estimated amounts that will be amortized from accumulated other comprehensive (gain) / loss into net periodic benefit cost during 2013 are as follows:

In thousands	Pension Plans		Other Postretirement
	U.S.	Non U.S.	Benefit Plans
Actuarial (gain) / loss	$19,656	$19,786	$(922)

Prior service cost	610	—	167

	$20,266	$19,786	$(755)

The defined benefit plans had the following target asset allocation and weighted-average asset allocations as of October 26, 2012 and October 28, 2011.

	U.S. Pension Plan			Non-U.S. Pension Plans*
	Target			Target
Asset Category	Allocation	2012	2011	Allocation	2012	2011
Equity securities	25%	22%	30%	13%	9%	22%
Debt securities	75%	76%	70%	79%	83%	19%
Other	—	2%	—	8%	8%	59%

Total	100%	100%	100%	100%	100%	100%

*	The current target asset allocation for the Non-U.S. Pension Plans is 32% return seeking and 68% liability hedging, with the return seeking assets distributed among the equity, fixed income, other asset categories

U.S. Plan Assets

The plan’s assets are invested to maintain funded ratios over the long-term while managing the risk that funded ratios fall meaningfully below 100%. While this objective is based on a long-term investment horizon, it is desirable that interim fluctuations in funded status should be limited by increasing correlation between assets and liabilities.

The desired investment return objective is a long-term average annual real rate of return on assets that is approximately 3.75% greater than the assumed inflation rate. The target rate of return is based upon an analysis of historical returns supplemented with an economic and structural review for each asset class. There is no assurance that these objectives will be met.

Non-U.S. Plan Assets

The objectives of the non-U.S. plans are as follows: the acquisition of suitable assets of appropriate liquidity which will generate income and capital growth and, together with new contributions from members and the employer, will meet the cost of the current and future benefits which the plan provides; to limit the risk of the assets failing to meet the liabilities over the long term and; to minimize the long term costs of the plan by maximizing the return on the assets.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

The following tables summarize the fair value of our pension plan assets by category at October 26, 2012 and October 28, 2011 within the fair value hierarchy as defined by ASC 820:

In Thousands	October 26, 2012
	Level 1	Level 2	Level 3	Total Assets at Fair Value
U.S. Pension Plans
Equity securities:
U.S. equities	$158,095	$—	$—	$158,095
Non-U.S. equities	62,918	—	—	62,918
Fixed income securities:
U.S. government bonds	—	347,981	—	347,981
Non-U.S. government bonds	—	7,450	—	7,450
U.S. corporate bonds	—	360,638	3,340	363,978
Non-U.S. corporate bonds	—	64,819	—	64,819
Other
Cash and cash equivalents	22,412	—	—	22,412
Other	—	(147)	—	(147)

Total U.S. Pension Plans assets	$243,425	$780,741	$3,340	$1,027,506

Non-U.S. Pension Plans
Equity securities:
U.S. equities	$2,806	$—	$—	$2,806
Non-U.S. equities	6,705	—	—	6,705
Fixed income securities:
Non-U.S. government bonds	—	219,183	—	219,183
U.S corporate bonds	—	—	216	216
Non-U.S. corporate bonds	—	2,495	181,821	184,316
Other	—	—	—	—
Other
Cash and Cash Equivalents	6,542	—	—	6,542
Hedge Fund	—	—	3,598	3,598
Insurance Linked Fund	—	—	8,885	8,885
Multi-Asset Fund	—	—	149,831	149,831
Other	—	(284)	—	(284)

Total Non-U.S. Pension Plans assets	$16,053	$221,394	$344,351	$581,798

Other Postretirement Benefits Plans
Equity securities:
U.S. equities	$3,096	$—	$—	$3,096
Non-U.S. equities	682	—	—	682
Fixed income securities:
U.S. corporate bonds	—	2,397	—	2,397
Other
Cash and cash equivalents	140	—	—	140

Total Other Postretirement Benefit Plans	$3,918	$2,397	$—	$6,315

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

In Thousands	October 28, 2011
	Level 1	Level 2	Level 3	Total Assets at Fair Value
U.S . Pension Plans
Equity securities:
U. S. equities	$171,575	$—	$—	$171,575
Non-U.S. equities	70,069	—	—	70,069

Fixed income securities:
U.S. government bonds	—	272,722	—	272,722
Non-U.S. government bonds	—	15,569	—	15,569
U.S. corporate bonds	—	247,664	—	247,664
Non-U.S. corporate bonds	—	33,495	—	33,495
Other
Cash and cash equivalents	19,629	—	—	19,629
Hedge fund	—	—	1,283	1,283
Other	—	1,843	—	1,843

Total U.S. Pension Plans assets	$261,273	$571,293	$1,283	$833,849

Non-U.S . Pension Plans
Equity securities:
U.S. equities	$28,745	$84	$—	$28,829
Non-U.S. equities	22,193	—	65,743	87,936
Fixed income securities:
U.S. government bonds	—	699	—	699
Non-U.S. government bonds	—	19,379	—	19,379
U.S corporate bonds	—	16,103	—	16,103
Non-U.S. corporate bonds	—	93,095	222,420	315,515
Other	—	2,156	—	2,156
Other
Cash and cash equivalents	42,068	—	—	42,068

Total Non-U.S. Pension Plans assets	$93,006	$131,516	$288,163	$512,685

Other Postretirement Benefits Plans
Equity securities:
U.S. equities	$2,429	$—	$—	$2,429
Non-U.S. equities	689	—	—	689
Fixed income securities:
U.S. government bonds	—	1,193	—	1,193
U.S. corporate bonds	—	977	—	977
Other
Cash and cash equivalents	82	—	—	82

Total Other Postretirement Benefit Plans	$3,200	$2,170	$—	$5,370

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

Below are roll-forwards of assets measured at fair value using Level 3 inputs for the year ended October 26, 2012 and October 28, 2011:

In Thousands
	Equities	Fixed Income	Other
U.S. Pension Plans
Balance as of October 29, 2010	$21,291	$393	$46,146

Unrealized gains (losses)	(5,483)	1,096	1,185
Realized gains (losses)	8,116	(831)	—
Sales	(23,924)	(658)	(46,048)
Purchases	—	—	—
Transfers in and/or (out) of level 3	—	—	—

Balance as of October 28, 2011	$—	$—	$1,283

Unrealized gains	—	—	841
Realized losses	—	—	(840)
Sales	—	—	(1,284)
Purchases	—	3,340	—
Transfers in and/or (out) of level 3	—	—	—

Balance as of October 26, 2012	$—	$3,340	$—

Non-U.S. Pension Plans
Balance as of October 29, 2010	$143,284	$122,037	$—

Unrealized gains (losses)	(8,532)	31,185	—
Realized gains	13,234	47	—
Sales	(82,243)	(765)	—
Purchases	—	76,485	—
Transfers in and/or (out) of level 3	—	(6,569)	—

Balance as of October 28, 2011	$65,743	$222,420	$—

Unrealized gains (losses)	(15,552)	(12,945)	60,979
Realized gains	14,401	40,969	214
Sales	(59,191)	(200,796)	(3,952)
Purchases	—	132,147	99,672
Transfers in and/or (out) of level 3	(5,401)	242	5,401

Balance as of October 26, 2012	$—	$182,037	$162,314

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

The following pension and other postretirement benefit payments (which include expected future service) are expected to be paid in each of the following years:

	Pension Plan Payments		Other Postretirement Benefit Plan Payments
In thousands	U.S.	Non-U.S.	Prior to Medicare Part D	After Medicare Part D	Impact of Medicare Part D

2013	$56,966	$27,681	$3,924	$3,806	$118
2014	61,254	28,433	4,864	4,752	112
2015	63,588	29,216	4,297	4,191	106
2016	65,941	30,008	3,644	3,546	98
2017	68,581	30,796	3,560	3,470	90
2018 - 2022	375,300	166,889	12,654	12,339	315

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

The projected benefit obligations, accumulated benefits obligations, and fair value of plan assets for underfunded and overfunded plans have been combined for disclosure purposes. The projected benefit obligations, accumulated benefit obligations, and fair value of assets for pension plans with an accumulated benefit obligation in excess of plan assets are as follows:

	U.S. Pension Plans		Non U.S. Pension Plans
In thousands	2012	2011	2012	2011

Projected benefit obligation	$1,250,684	$1,108,386	$655,010	$27,417
Accumulated benefit obligation	1,250,684	1,059,049	604,675	23,895
Fair value of plan assets	1,027,506	833,849	539,669	14,929

For 2013, we expect to contribute approximately $180 million to $190 million to our employee pension plans.

14.	Derivatives

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

We are exposed to certain foreign currency risks in the normal course of our global business operations. For derivative contracts that are designated and qualify for a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the income statement on the line associated with the underlying transaction for the period(s) in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by December 2013. Ineffectiveness related to these derivative contracts was recorded in the Consolidated Statement of Income as a gain of $3.0 million and $2.7 million for the years ended October 26, 2012 and October 28, 2011, respectively.

For derivative contracts that are designated and qualify as a fair value hedge, gain or loss is recorded in the Consolidated Statement of Income under the heading Cost of Sales. For the years ended October 26, 2012 and October 28, 2011, we recorded a loss of $3.0 million and a gain of $1.6 million, respectively, in the Consolidated Statement of Income related to fair value hedges which was offset by foreign exchange fluctuations of the underlying receivables.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

For derivative contracts that are not designated as a fair value hedge or a cash flow hedge the gain or loss is recorded in the Consolidated Statement of Income under the heading Cost of Sales. For the year ended October 26, 2012 we recorded a $3.1 million loss in the Consolidated Statement of Income related to undesignated hedges which was offset by foreign exchange fluctuations.

The following table summarizes the effect of cash flow hedges on the Consolidated Statement of Income:

(in thousands)	Effective Portion
	Amount of Gain	Gain/(Loss) Reclassified from AOCI into Earnings
Derivative Hedging Relationship	Recognized in OCI	Location	Amount
Foreign currency forward contracts
Year ended October 26, 2012	$5,558	Cost of sales	$(1,374)
		Sales	460

Year ended October 28, 2011	$6,841	Cost of sales	$5,871
		Sales	4,039

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

Total rental expense under operating leases, excluding maintenance, taxes and insurance, was $43.5 million, $33.6 million, and $26.5 million for 2012, 2011, and 2010, respectively.

At October 26, 2012, the future payments for all operating leases with remaining lease terms in excess of one year, and excluding maintenance, taxes, and insurance were as follows:

In millions
2013	$34.6
2014	29.4
2015	18.9
2016	13.6
2017	9.5
Thereafter	15.4

Total	$121.4

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

16.	Earnings Per Share

The following is a reconciliation of the numerators and denominators of basic and diluted earnings per share computations in accordance with ASC No. 260:

In thousands except share amounts	2012	2011	2010

Numerator:
Income from continuing operations	$767,081	$631,002	$461,499
Loss from discontinued operations	(5,060)	(21,346)	—

Net income	$762,021	$609,656	$461,499

Denominator:
Denominator for basic earnings per share -
Weighted average shares	105,862	104,916	103,196
Effect of dilutive securities:
Stock options, restricted stock units and performance shares	1,027	1,621	1,709

Denominator for diluted earnings per share -
Adjusted weighted average shares and assumed conversions	106,889	106,537	104,905

Basic earnings per share
Continuing operations	$7.25	$6.01	$4.47
Discontinued operations	(0.05)	(0.20)	—

Net income	$7.20	$5.81	$4.47

Diluted earnings per share
Continuing operations	$7.18	$5.92	$4.40
Discontinued operations	(0.05)	(0.20)	—

Net income	$7.13	$5.72	$4.40

Options to purchase a weighted average of 0.8 million and 0.4 million shares were excluded from the 2012 and 2011 calculation of diluted earnings per share, respectively, as the effect would have been antidilutive.

17.	Fair Value Measurements

GAAP establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:

Level 1: Quoted prices in active markets for identical instruments

Level 2: Inputs, other than quoted prices in active markets, that are observable for the instrument either directly or indirectly or quoted prices for similar instruments in active markets

Level 3: Unobservable inputs for the instrument where there is little or no market data, which requires the reporting entity to develop its own assumptions

GAAP requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of October 26, 2012 and October 28, 2011. As of October 26, 2012 and October 28, 2011 we did not have any level 3 assets or liabilities:

Fair Value Measurements at October 26, 2012

In thousands	Carrying Value	Total Fair Value	Level 1	Level 2

Current Assets
Cash equivalents	$49,513	$49,513	$49,513	$—

Other Current Assets
Derivatives	$16,780	$16,780	$—	$16,780

Other Accrued Liabilities
Derivatives	$7,095	$7,095	$—	$7,095

Long-term Obligations Including Amounts due within One Year
6.0 % Senior Notes	$248,360	$285,500	$285,500	$—
6.625% Senior Notes	$148,466	$175,605	$175,605	$—
5.125% Senior Notes	$496,088	$552,150	$552,150	$—
Term Loan	$462,500	$458,954	$—	$458,954

Fair Value Measurements at October 28, 2011
In thousands	Carrying Value	Total Fair Value	Level 1	Level 2

Current Assets
Cash equivalents	$3,447	$3,447	$3,447	$—
Cash held in escrow	$866,000	$866,000	$866,000	$—

Other Current Assets
Derivatives	$8,904	$8,904	$—	$8,904

Other Long-term Assets
Investment in unconsolidated affiliate	$380,114	$371,802	$371,802	$—

Other Accrued Liabilities
Derivatives	$4,004	$4,004	$—	$4,004

Long-term Obligations Including Amounts due within One Year
6.0 % Senior Notes	$248,008	$281,878	$281,878	$—
6.625% Senior Notes	$148,441	$164,504	$164,504	$—
Term Loan	$493,750	$486,949	$—	$486,949
5.125% Senior Notes	$495,755	$536,350	$536,350	$—

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash equivalents: The carrying value approximates fair value based on the short-term nature of these instruments.

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

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

Investment in Unconsolidated Affiliate: The fair value of the investment in IMM at October 28, 2011 was estimated based on an active quoted market price. We obtained control of IMM on December 29, 2011, and the results of operations of IMM have been included with our Underground Mining Machinery segment from the acquisition date forward. See Note 3, “Acquisitons” for further information.

18.	Reorganization Items

Reorganization items include income, expenses and losses from settlement of items related to our reorganization under Chapter 11 of the Bankruptcy Code.

Net reorganization items for 2012, 2011, and 2010 consisted of the following:

In thousands	2012	2011	2010

Professional fees directly related to the reorganization	—	(35)	(1,310)

Net reorganization (expense) income	$—	$(35)	$(1,310)

19.	Commitments, Contingencies and Off-Balance-Sheet Risks

We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including approximately 2,500 asbestos and silica-related cases), employment, and commercial matters. Also, as a normal part of operations, our subsidiaries undertake contractual obligations, warranties, and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity.

At October 26, 2012, we were contingently liable to banks, financial institutions, and others for approximately $303.6 million for outstanding letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $303.6 million, approximately $1.5 million remains in place and is substantially attributable to remaining workers compensation obligations of Beloit Corporation and $9.7 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.

From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity of the Company.

20.	Segment Information

We operate in two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Crushing and conveying operating results related to surface applications are reported as part of the Surface Mining Equipment segment, while total crushing and conveying operating results are included with the Underground Mining Machinery segment. Eliminations consist of the surface applications of crushing and conveying included in both operating segments. On June 22, 2011 we completed the acquisition of LeTourneau. LeTourneau historically operated in three business segments:

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

mining equipment, steel products, and drilling products. Results of LeTourneau’s mining equipment and steel products are included with our Surface Mining Equipment segment. The drilling products segment was sold on October 24, 2011 and results from the drilling products segment are classified as discontinued operations. On December 29, 2011, we acquired control of IMM. IMM is a leading designer and manufacturer of underground coal mining equipment in China. The results of operations for IMM have been included in the Underground Mining Machinery segment from the acquisition date forward.

Operating income (loss) of segments does not include interest income and expense, reorganization items, corporate administration expenses and the provision for income taxes. Identifiable assets are those used in our operations in each segment. Corporate assets consist primarily of deferred financing costs, property, plant and equipment, and cash and cash equivalents, and, at October 28, 2011, cash held in escrow. The accounting policies of the segments are the same as those described in Note 2, “Significant Accounting Policies.”

In thousands	Underground Mining Machinery	Surface Mining Equipment	Corporate	Eliminations	Total

Fiscal 2012
Net Sales	$3,107,488	$2,737,488	$—	$(184,087)	$5,660,889

Operating income (loss)	$671,797	$592,687	$(51,079)	$(40,846)	$1,172,559
Interest Income	—	—	5,831	—	5,831
Interest expense	—	—	(73,259)	—	(73,259)

Income from continuing operations before income taxes	$671,797	$592,687	$(118,507)	$(40,846)	$1,105,131

Depreciation and Amortization	$90,339	$59,887	$2,614	$—	$152,840

Capital Expenditures	$129,928	$109,325	$2,274	$—	$241,527

Total Assets	$3,881,583	$2,158,405	$102,515	$—	$6,142,503

Fiscal 2011
Net Sales	$2,576,625	$1,959,353	$—	$(132,072)	$4,403,906

Operating income (loss)	$595,262	$422,472	$(65,693)	$(31,862)	$920,179
Interest Income	—	—	13,869	—	13,869
Interest expense	—	—	(38,180)	—	(38,180)
Reorganization items	—	—	(35)	—	(35)

Income from continuing operations before income taxes	$595,262	$422,472	$(90,039)	$(31,862)	$895,833

Depreciation and Amortization	$40,537	$38,339	$1,742	$—	$80,618

Capital Expenditures	$50,701	$59,022	$800	$—	$110,523

Total Assets	$2,022,553	$1,936,246	$1,467,555	$—	$5,426,354

Fiscal 2010
Net Sales	$2,126,788	$1,518,605	$—	$(121,059)	$3,524,334

Operating income (loss)	$433,902	$336,236	$(43,126)	$(29,909)	$697,103
Interest Income	—	—	13,195	—	13,195
Interest expense	—	—	(29,964)	—	(29,964)
Reorganization items	—	—	(1,310)	—	(1,310)

Income before income taxes	$433,902	$336,236	$(61,205)	$(29,909)	$679,024

Depreciation and Amortization	$39,142	$20,472	$1,865	$—	$61,479

Capital Expenditures	$37,273	$35,380	$821	$—	$73,474

Total Assets	$1,803,141	$856,764	$611,108	$—	$3,271,013

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

Geographical Information

In thousands	Total Sales	Interarea Sales	Sales to Unaffiliated Customers	Operating Income (Loss)	Long Lived Assets

2012
United States	$3,238,196	$(940,980)	$2,297,216	$586,808	$411,734
Europe	684,704	(281,797)	402,907	83,887	50,837
Australia	1,088,654	(26,887)	1,061,767	181,914	74,484
Other Foreign	2,001,149	(102,150)	1,898,999	411,875	382,931
Interarea Eliminations	(1,351,814)	1,351,814	—	(40,846)	—

	$5,660,889	$—	$5,660,889	$1,223,638	$919,986

2011
United States	$2,815,722	$(804,206)	$2,011,516	$589,837	$332,892
Europe	515,817	(190,188)	325,629	74,085	42,470
Australia	727,598	(23,282)	704,316	121,883	46,038
Other Foreign	1,425,999	(63,554)	1,362,445	311,901	159,894
Interarea Eliminations	(1,081,230)	1,081,230	—	(111,834)	—

	$4,403,906	$—	$4,403,906	$985,872	$581,294

2010
United States	$2,135,032	$(601,475)	$1,533,557	$397,966	$235,021
Europe	315,836	(68,293)	247,543	31,371	53,190
Australia	527,663	(20,151)	507,512	91,911	38,783
Other Foreign	1,290,191	(54,469)	1,235,722	279,703	120,557
Interarea Eliminations	(744,388)	744,388	—	(60,722)	—

	$3,524,334	$—	$3,524,334	$740,229	$447,551

Product Information

In thousands	2012	2011	2010

Original equipment	$2,709,944	$1,785,380	$1,426,744
Aftermarket	2,950,945	2,618,526	2,097,590

Total revenues	$5,660,889	$4,403,906	$3,524,334

21.	Subsidiary Guarantors

The following tables present condensed consolidated financial information of continuing operations for fiscal years 2012, 2011, and 2010 for: (a) the Company; (b) on a combined basis, the guarantors of the Term Loan and Senior Notes issued in November 2006, which include the significant domestic operations of Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co., Continental Crushing & Conveying Inc., LeTourneau Technologies, Inc., and certain immaterial wholly owned subsidiaries of LeTourneau Technologies, Inc. (the “Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the “Non-Guarantor Subsidiaries”).

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

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

Condensed Consolidated

Statement of Income

Fiscal Year Ended October 26, 2012

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$3,322,522	$3,805,096	$(1,466,729)	$5,660,889

Cost of sales	—	2,285,279	2,694,336	(1,195,813)	3,783,802

Product development, selling and administrative expenses	69,012	335,205	332,559	—	736,776
Other (income) and expense	—	26,896	(59,144)	—	(32,248)

Operating income (loss)	(69,012)	675,142	837,345	(270,916)	1,172,559

Intercompany items	66,366	(53,331)	(113,029)	99,994	—
Interest income (expense) - net	(52,244)	834	(16,018)	—	(67,428)
Reorganization items	—	—	—	—	—

Income (loss) from continuing operations before income taxes and equity	(54,890)	622,645	708,298	(170,922)	1,105,131

Provision (benefit) for income taxes	(65,450)	309,207	94,113	—	337,870
Equity in income (loss) of subsidiaries	756,701	388,709	—	(1,145,410)	—

Income from continuing operations	767,261	702,147	614,185	(1,316,332)	767,261

Income from continuing operations attributable to non-controlling interest	(180)	—	(180)	180	(180)

Income from continuing operations attributable to Joy Global Inc.	$767,081	$702,147	$614,005	$(1,316,152)	$767,081

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

Condensed Consolidated

Statement of Income

Fiscal Year Ended October 28, 2011

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,782,132	$2,718,355	$(1,096,581)	$4,403,906

Cost of sales	—	1,861,215	1,886,857	(850,467)	2,897,605

Product development, selling and administrative expenses	65,239	290,044	246,727	—	602,010
Other (income) and expense	—	19,038	(34,748)	(178)	(15,888)

Operating income (loss)	(65,239)	611,835	619,519	(245,936)	920,179

Intercompany items	46,179	(37,107)	(123,156)	114,084	—
Interest income (expense) - net	(35,487)	2,285	8,891	—	(24,311)
Reorganization items	(35)	—	—	—	(35)

Income (loss) from continuing operations before income taxes and equity	(54,582)	577,013	505,254	(131,852)	895,833

Provision (benefit) for income taxes	(66,365)	240,118	91,078	—	264,831
Equity in income (loss) of subsidiaries	619,219	140,514	—	(759,733)	—

Income from continuing operations	$631,002	$477,409	$414,176	$(891,585)	$631,002

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

Condensed Consolidated

Statement of Income

Fiscal Year Ended October 29, 2010

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,081,016	$2,188,814	$(745,496)	$3,524,334

Cost of sales	—	1,400,103	1,551,507	(600,902)	2,350,708

Product development, selling and administrative expenses	42,776	237,392	200,468	—	480,636
Other (income) and expense	—	59,799	(63,912)	—	(4,113)

Operating income (loss)	(42,776)	383,722	500,751	(144,594)	697,103

Intercompany items	41,121	(59,151)	(73,731)	91,761	—
Interest income (expense) - net	(28,209)	3,197	8,243	—	(16,769)
Reorganization items	(1,310)	—	—	—	(1,310)

Income (loss) from operations before income taxes and equity	(31,174)	327,768	435,263	(52,833)	679,024

Provision (benefit) for income taxes	(25,294)	173,403	69,416	—	217,525
Equity in income (loss) of subsidiaries	467,379	139,231	—	(606,610)	—

Income from continuing operations	$461,499	$293,596	$365,847	$(659,443)	$461,499

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

Condensed Consolidating Balance Sheets:

As of October 26, 2012

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$97,443	$1,145,051	$2,134,636	$(221,053)	$3,156,077
Property, plant and equipment - net	12,515	378,274	442,073	—	832,862
Intangible assets - net	—	818,435	1,153,147	—	1,971,582
Other assets	4,178,760	2,528,849	1,803,046	(8,328,673)	181,982

Total assets	$4,288,718	$4,870,609	$5,532,902	$(8,549,726)	$6,142,503

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$106,207	$750,884	$1,005,205	$(81,479)	$1,780,817
Long-term debt	1,305,413	1,212	—	—	1,306,625
Accrued pension costs	322,310	6,589	6,914	—	335,813
Other non-current liabilities	(22,401)	10,205	154,255	—	142,059
Shareholders’ equity	2,577,189	4,101,719	4,366,528	(8,468,247)	2,577,189

Total liabilities and shareholders’ equity	$4,288,718	$4,870,609	$5,532,902	$(8,549,726)	$6,142,503

As of October 28, 2011

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$1,053,875	$1,224,326	$1,508,026	$(222,220)	$3,564,007
Property, plant and equipment - net	1,530	324,505	213,536	—	539,571
Intangible assets-net	—	792,972	20,947	—	813,919
Other assets	2,632,946	1,966,826	1,182,149	(5,273,064)	508,857

Total assets	$3,688,351	$4,308,629	$2,924,658	$(5,495,284)	$5,426,354

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$61,269	$909,006	$854,915	$(100,619)	$1,724,571
Long-term debt	1,354,704	1,638	70	—	1,356,412
Accrued pension costs	318,173	6,950	7,329	—	332,452
Other non-current liabilities	2,410	9,373	49,341	—	61,124
Shareholders’ equity	1,951,795	3,381,662	2,013,003	(5,394,665)	1,951,795

Total liabilities and shareholders’ equity	$3,688,351	$4,308,629	$2,924,658	$(5,495,284)	$5,426,354

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

Condensed Consolidating Statement of Cash Flows:

Year Ended October 26, 2012

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities - continuing operations	$145,654	$156,044	$162,217	$463,915
Net cash used by operating activities - discontinued operations	—	—	(21,054)	(21,054)

Net cash provided by operating activities	145,654	156,044	141,163	442,861

Investing Activities
Acquisition of businesses , net of cash acquired	(1,028,829)	—	72,912	(955,917)
Withdrawal of cash held in escrow	866,000	—	—	866,000
Other	(2,429)	(165,164)	(120,819)	(288,412)

Net cash used by investing activities - continuing operations	(165,258)	(165,164)	(47,907)	(378,329)
Net cash used by investing activities - discontinuing operations	—	—	—	—

Net cash used by investing activities	(165,258)	(165,164)	(47,907)	(378,329)

Net cash used by financing activities - continuing operations	(77,118)	(404)	(4,087)	(81,609)
Net cash used by financing activities - discontinuing operations	—	—	—	—

Net cash used by financing activities	(77,118)	(404)	(4,087)	(81,609)

Effect of exchange rate changes on cash and cash equivalents	—	—	(7,371)	(7,371)

Increase (decrease) in cash and cash equivalents	(96,722)	(9,524)	81,798	(24,448)
Cash and cash equivalents at beginning of period	100,181	16,152	171,988	288,321

Cash and cash equivalents at end of period	$3,459	$6,628	$253,786	$263,873

Joy Global Inc.

Notes to Consolidated Financial Statements

October 26, 2012

Year Ended October 28, 2011

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities - continuing operations	$982,185	$(313,821)	$(168,638)	$499,726
Net cash provided by operating activities - discontinued operations	—	—	4,967	4,967

Net cash provided (used) by operating activities	982,185	(313,821)	(163,671)	504,693

Investing Activities
Investment in IMM	(376,724)	—	—	(376,724)
Acquisition of businesses , net of cash acquired	(1,048,908)	—	—	(1,048,908)
Proceeds from sale of LeTourneau Technologies Drilling Systems , Inc.	—	375,000	—	375,000
Deposits of cash into escrow	(866,000)	—	—	(866,000)
Other	(1,173)	(63,330)	(40,742)	(105,245)

Net cash provided (used) by investing activities - continuing operations	(2,292,805)	311,670	(40,742)	(2,021,877)
Net cash provided by investing activities - discontinuing operations	—	—	—	—

Net cash provided (used) by investing activities	(2,292,805)	311,670	(40,742)	(2,021,877)

Financing Activities
Share-based payment awards	68,323	—	—	68,323
Dividends paid	(73,262)	—	—	(73,262)
Issuance of senior notes	495,755	—	—	495,755
Borrowings under term loan	500,000	—	—	500,000
Changes in short and long-term obligations , net	(6,250)	2,041	3,169	(1,040)
Financing fees	(13,060)	—	—	(13,060)

Net cash provided by financing activities - continuing operations	971,506	2,041	3,169	976,716
Net cash provided by financing activities - discontinuing operations	—	—	—	—

Net cash provided by financing activities	971,506	2,041	3,169	976,716

Effect of exchange rate changes on cash and cash equivalents	—	—	13,208	13,208

Increase (decrease) in cash and cash equivalents	(339,114)	(110)	(188,036)	(527,260)
Cash and cash equivalents at beginning of period	439,295	16,262	360,024	815,581

Cash and cash equivalents at end of period	$100,181	$16,152	$171,988	$288,321

Year Ended October 29, 2010

(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities	$477,426	$36,453	$69,610	$583,489
Net cash provided (used) by investing activities	(1,099)	(39,086)	(34,730)	(74,915)
Net cash provided (used) by financing activities	(183,255)	(135)	(1,666)	(185,056)

Effect of exchange rate changes on cash and cash equivalents	—	—	20,378	20,378

Increase (decrease) in cash and cash equivalents	293,072	(2,768)	53,592	343,896
Cash and cash equivalents at beginning of period	146,223	19,030	306,432	471,685

Cash and cash equivalents at end of period	$439,295	$16,262	$360,024	$815,581

22.	Supplemental Subsidiary Guarantors

The following tables present condensed consolidated financial information of continuing operations for fiscal years 2012, 2011, and 2010 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and the 2021 Notes issued in October 2011, which include Joy Technologies Inc., P&H Mining Equipment Inc., N.E.S. Investment Co., Continental Crushing & Conveying Inc. and LeTourneau Technologies, Inc. (the “Supplemental Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (Supplemental “Non-Guarantor Subsidiaries”).

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

Condensed Consolidated

Statement of Income

Fiscal Year Ended October 26, 2012

(In thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$3,275,658	$3,851,960	$(1,466,729)	$5,660,889

Cost of sales	—	2,249,895	2,729,720	(1,195,813)	3,783,802

Product development, selling and administrative expenses	69,012	328,486	339,278	—	736,776
Other (income) and expense	—	26,730	(58,978)	—	(32,248)

Operating income (loss)	(69,012)	670,547	841,940	(270,916)	1,172,559

Intercompany items	66,366	(53,331)	(113,029)	99,994	—
Interest income (expense) - net	(52,244)	892	(16,076)	—	(67,428)
Reorganization items	—	—	—	—	—

Income (loss) from continuing operations before income taxes and equity	(54,890)	618,108	712,835	(170,922)	1,105,131

Provision (benefit) for income taxes	(65,450)	309,207	94,113	—	337,870
Equity in income (loss) of subsidiaries	756,701	393,246	—	(1,149,947)	—

Income from continuing operations	767,261	702,147	618,722	(1,320,869)	767,261

Income from continuing operations attributable to non-controlling interest	(180)	—	(180)	180	(180)

Income from continuing operations attributable to Joy Global Inc.	$767,081	$702,147	$618,542	$(1,320,689)	$767,081

Condensed Consolidated

Statement of Income

Fiscal Year Ended October 28, 2011

(In thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,761,635	$2,738,852	$(1,096,581)	$4,403,906

Cost of sales	—	1,847,957	1,900,115	(850,467)	2,897,605

Product development, selling and administrative expenses	65,239	286,328	250,443	—	602,010
Other (income) and expense	—	19,007	(34,717)	(178)	(15,888)

Operating income (loss)	(65,239)	608,343	623,011	(245,936)	920,179

Intercompany items	46,179	(37,107)	(123,156)	114,084	—
Interest income (expense) - net	(35,487)	2,248	8,928	—	(24,311)
Reorganization items	(35)	—	—	—	(35)

Income (loss) from continuing operations before income taxes and equity	(54,582)	573,484	508,783	(131,852)	895,833

Provision (benefit) for income taxes	(66,365)	240,107	91,089	—	264,831
Equity in income (loss) of subsidiaries	619,219	140,514	—	(759,733)	—

Income from continuing operations	$631,002	$473,891	$417,694	$(891,585)	$631,002

Condensed Consolidating Balance Sheet

As of October 26, 2012

(In thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$97,443	$1,129,867	$2,149,820	$(221,053)	$3,156,077
Property, plant and equipment - net	12,515	374,324	446,023	—	832,862
Intangible assets-net	—	818,435	1,153,147	—	1,971,582
Other assets	4,178,760	2,517,019	1,814,876	(8,328,673)	181,982

Total assets	$4,288,718	$4,839,645	$5,563,866	$(8,549,726)	$6,142,503

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$106,207	$748,369	$1,007,720	$(81,479)	$1,780,817
Long-term debt	1,305,413	1,212	—	—	1,306,625
Accrued pension costs	322,310	6,589	6,914	—	335,813
Other non-current liabilities	(22,401)	10,205	154,255	—	142,059
Shareholders’ equity	2,577,189	4,073,270	4,394,977	(8,468,247)	2,577,189

Total liabilities and shareholders’ equity	$4,288,718	$4,839,645	$5,563,866	$(8,549,726)	$6,142,503

Condensed Consolidating Balance Sheet

As of October 28, 2011

(In thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets	$1,053,875	$1,180,749	$1,551,603	$(222,220)	$3,564,007
Property, plant and equipment - net	1,530	316,377	221,664	—	539,571
Intangible assets-net	—	792,972	20,947	—	813,919
Other assets	2,632,946	1,966,826	1,182,149	(5,273,064)	508,857

Total assets	$3,688,351	$4,256,924	$2,976,363	$(5,495,284)	$5,426,354

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities	$61,269	$900,871	$863,050	$(100,619)	$1,724,571
Long-term debt	1,354,704	1,638	70	—	1,356,412
Accrued pension costs	318,173	6,950	7,329	—	332,452
Other non-current liabilities	2,410	9,373	49,341	—	61,124
Shareholders’ equity	1,951,795	3,338,092	2,056,573	(5,394,665)	1,951,795

Total liabilities and shareholders’ equity	$3,688,351	$4,256,924	$2,976,363	$(5,495,284)	$5,426,354

Condensed Consolidating Statement of Cash Flows:

Year Ended October 26, 2012

(In thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities - continuing operations	$145,654	$157,646	$160,615	$463,915
Net cash used by operating activities - discontinued operations	—	—	(21,054)	(21,054)

Net cash provided by operating activities	145,654	157,646	139,561	442,861

Investing Activities
Acquisition of businesses, net of cash acquired	(1,028,829)	—	72,912	(955,917)
Withdrawal of cash held in escrow	866,000	—	—	866,000
Other	(2,429)	(168,087)	(117,896)	(288,412)

Net cash used by investing activities - continuing operations	(165,258)	(168,087)	(44,984)	(378,329)
Net cash used by investing activities - discontinuing operations	—	—	—	—

Net cash used by investing activities	(165,258)	(168,087)	(44,984)	(378,329)

Net cash used by financing activities - continuing operations	(77,118)	(404)	(4,087)	(81,609)
Net cash used by financing activities - discontinuing operations	—	—	—	—

Net cash used by financing activities	(77,118)	(404)	(4,087)	(81,609)

Effect of exchange rate changes on cash and cash equivalents	—	—	(7,371)	(7,371)

Increase (decrease) in cash and cash equivalents	(96,722)	(10,845)	83,119	(24,448)
Cash and cash equivalents at beginning of period	100,181	16,152	171,988	288,321

Cash and cash equivalents at end of period	$3,459	$5,307	$255,107	$263,873

Condensed Consolidating Statement of Cash Flows:

Year Ended October 28, 2011

(In thousands)

	Parent Company	Supplemental Subsidiary Guarantors	Supplemental Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities - continuing operations	$982,185	$(314,135)	$(168,324)	$499,726
Net cash provided (used) by operating activities - discontinued operations	—	—	4,967	4,967

Net cash provided (used) by operating activities	982,185	(314,135)	(163,357)	504,693

Investing Activities
Investment in IMM	(376,724)	—	—	(376,724)
Acquisition of business, net of cash acquired	(1,048,908)	—	—	(1,048,908)
Proceeds from sale of LeTourneau Technologies Drilling Systems, Inc.	—	375,000	—	375,000
Deposits of cash into escrow	(866,000)	—	—	(866,000)
Other	(1,173)	(63,016)	(41,056)	(105,245)

Net cash provided (used) by investing activities - continuing operations	(2,292,805)	311,984	(41,056)	(2,021,877)
Net cash provided (used) by investing activities - discontinuing operations	—	—	—	—

Net cash provided (used) by investing activities	(2,292,805)	311,984	(41,056)	(2,021,877)

Financing Activities
Share-based payment awards	68,323	—	—	68,323
Dividends paid	(73,262)	—	—	(73,262)
Issuance of senior notes	495,755	—	—	495,755
Borrowings under term loan	500,000	—	—	500,000
Changes in short and long-term obligations, net	(6,250)	2,041	3,169	(1,040)
Financing fees	(13,060)	—	—	(13,060)

Net cash provided (used) by financing activities - continuing operations	971,506	2,041	3,169	976,716
Net cash provided (used) by financing activities - discontinuing operations	—	—	—	—

Net cash provided (used) by financing activities	971,506	2,041	3,169	976,716

Effect of exchange rate changes on cash and cash equivalents	—	—	13,208	13,208

Increase (decrease) in cash and cash equivalents	(339,114)	(110)	(188,036)	(527,260)
Cash and cash equivalents at beginning of period	439,295	16,262	360,024	815,581

Cash and cash equivalents at end of period	$100,181	$16,152	$171,988	$288,321

23.	Subsequent Events

On November 19, 2012, our Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend will be paid on December 18, 2012 to all shareholders of record at the close of business on December 4, 2012.

JOY GLOBAL INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Classification	Balance at Beginning of Year	Additions Charged to Expense	Deductions (1)	Currency Translation Effects	Acquisitions / Discontinued Operations	Balance at End of Year
Allowance Deducted in Consolidated
Balance Sheet from Accounts Receivable:

Fiscal 2012	$9,549	$9,542	$(5,493)	(23)	$105,566	$119,141

Fiscal 2011	$9,881	$2,766	$(3,376)	131	$147	$9,549

Fiscal 2010	$10,688	$4,020	$(5,535)	$708	$—	$9,881

(1)	Represents write-off of bad debts, net of recoveries.

	Balance at Beginning of Year	Allocated to Tax Expense	Reclass to Long Term Deferred Tax Assets	Balance at End of Year
Allowance Deducted in Consolidated
Balance Sheet from Deferred Tax Assets:

Fiscal 2012	$123,052	$(2,739)	$2,322	122,635

Fiscal 2011	$123,512	$995	$(1,455)	123,052

Fiscal 2010	$113,604	$1,164	$8,744	$123,512

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, Wisconsin, on the 17th day of December 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 17, 2012.

Signature	Title

/s/ Michael W. Sutherlin	President and Chief Executive Officer and Director
Michael W. Sutherlin	(Principal Executive Officer)

/s/ Michael S. Olsen	Executive Vice President and Chief Financial Officer
Michael S. Olsen	(Principal Financial Officer)

/s/ James E. Agnew	Vice President, Controller and Chief Accounting Officer
James E. Agnew	(Principal Accounting Officer)

/s/ John Nils Hanson	Chairman of the Board of Directors
John Nils Hanson

/s/ Steven L. Gerard	Director
Steven L. Gerard

/s/ John T. Gremp	Director
John T. Gremp

/s/ Gale E. Klappa	Director
Gale E. Klappa

/s/ Richard B. Loynd	Director
Richard B. Loynd

/s/ P. Eric Siegert	Director
P. Eric Siegert

/s/ James H. Tate	Director
James H. Tate

December 17, 2012