Form 10-Q
period 2013-01-25
JOY GLOBAL INC
filed 2013-02-28
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED January 25, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD from                    to
Commission File number 001-09299
____________________________________________
JOY GLOBAL INC.
(Exact Name of Registrant as Specified in Its Charter)
 ____________________________________________

Delaware	39-1566457
(State of Incorporation)	(I.R.S. Employer Identification No.)
100 East Wisconsin Ave, Suite 2780
Milwaukee, Wisconsin 53202
(Address of principal executive offices)
(Zip Code)
(414) 319-8500
(Registrant’s Telephone Number, Including Area Code)
____________________________________________
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	February 22, 2013
Common Stock, $1 par value	106,205,603

JOY GLOBAL INC.

FORM 10-Q INDEX
January 25, 2013

Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are identified by forward-looking terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “indicate,” “intend,” “may be,” “objective,” “plan,” “potential,” “predict,” “should,” “will be,” and similar expressions. Forward-looking statements are based on our expectations and assumptions at the time they are made and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition, certain market outlook information and other market statistical data contained herein is based on third party sources that we cannot independently verify, but that we believe to be reliable. Important factors that could cause our actual results to differ materially from the results anticipated by the forward-looking statements include general economic and industry conditions in the markets in which we operate, risks associated with conducting business in foreign countries, risks associated with acquisitions, and the risks discussed in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for our fiscal year ended October 26, 2012, and in other filings that we make with the U.S. Securities and Exchange Commission. Any or all of these factors could cause our actual results and financial or legal status for future periods to differ materially from those expressed or referred to in any forward-looking statement. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements
JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Quarter ended
	January 25, 2013	January 27, 2012
Net sales	$1,149,877	$1,136,201
Costs and expenses:
Cost of sales	773,149	772,776
Product development, selling and administrative expenses	157,281	171,356
Other income	(1,705)	(21,677)
Operating income	221,152	213,746
Interest income	1,801	1,193
Interest expense	(16,954)	(17,270)
Income from continuing operations before income taxes	205,999	197,669
Provision for income taxes	63,860	55,150
Income from continuing operations	142,139	142,519
Income from continuing operations attributable to noncontrolling interest	—	(109)
Income from continuing operations attributable to Joy Global Inc.	142,139	142,410
Loss from discontinued operations, net of income taxes	(2)	(58)
Net income	142,137	142,461
Net income attributable to noncontrolling interest	—	(109)
Net income attributable to Joy Global Inc.	$142,137	$142,352
Basic earnings per share:
Continuing operations	$1.34	$1.35
Discontinued operations	—	—
Net income	$1.34	$1.35
Diluted earnings per share:
Continuing operations	$1.33	$1.33
Discontinued operations	—	—
Net income	$1.33	$1.33
Dividends per share	$0.175	$0.175
Weighted average shares outstanding:
Basic	106,242	105,405
Diluted	107,237	106,752
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Quarter ended
	January 25, 2013	January 27, 2012
Net income	$142,137	$142,461
Other comprehensive income:
Change in pension liability, net of taxes	6,892	8,719
Derivative instrument fair market value adjustment, net of taxes	(3,002)	760
Currency translation adjustment	(660)	7,316
Total other comprehensive income, net of taxes	3,230	16,795
Comprehensive income	145,367	159,256
Comprehensive income attributable to noncontrolling interest	—	(109)
Comprehensive income attributable to Joy Global Inc.	$145,367	$159,147
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	January 25, 2013	October 26, 2012
ASSETS
Current assets:
Cash and cash equivalents	$269,895	$263,873
Accounts receivable, net	1,144,098	1,229,083
Inventories	1,439,622	1,415,455
Other current assets	283,166	247,666
Total current assets	3,136,781	3,156,077
Property, plant and equipment, net	864,794	832,862
Other intangible assets, net	504,220	589,224
Goodwill	1,481,689	1,382,358
Deferred income taxes	52,149	67,101
Other non-current assets	137,165	114,881
Total assets	$6,176,798	$6,142,503
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$60,724	$65,316
Trade accounts payable	390,732	452,236
Employee compensation and benefits	111,257	156,867
Advance payments and progress billings	712,548	669,792
Accrued warranties	87,427	100,646
Other accrued liabilities	342,191	322,813
Current liabilities of discontinued operations	11,581	13,147
Total current liabilities	1,716,460	1,780,817
Long-term obligations	1,294,200	1,306,625
Accrued pension costs	292,623	335,813
Other liabilities	160,966	142,059
Total liabilities	3,464,249	3,565,314
Shareholders’ equity	2,712,549	2,577,189
Total liabilities and shareholders’ equity	$6,176,798	$6,142,503
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Quarter ended
	January 25, 2013	January 27, 2012
Operating Activities:
Net income	$142,137	$142,461
Loss from discontinued operations	2	58
Adjustments to continuing operations:
Depreciation and amortization	20,095	26,779
Deferred income taxes	7,993	(2,558)
Excess income tax benefit from share-based payment awards	(1,522)	(17,500)
Contributions to defined benefit employee pension plans	(46,355)	(45,864)
Defined benefit employee pension plan expense	6,768	14,621
Other, net	(2,086)	(33,755)
Changes in Working Capital Items Attributed to Continuing Operations, net of acquisition:
Accounts receivable, net	100,405	38,988
Inventories, net	(29,327)	(167,210)
Other current assets	(33,369)	(14,862)
Trade accounts payable	(56,717)	(51,789)
Employee compensation and benefits	(45,868)	(49,804)
Advance payments and progress billings	43,812	121,894
Other accrued liabilities	(13,903)	24,397
Net cash provided (used) by operating activities of continuing operations	92,065	(14,144)
Net cash used by operating activities of discontinued operations	(1,571)	(4,363)
Net cash provided (used) by operating activities	90,494	(18,507)
Investing Activities:
Property, plant and equipment acquired	(54,588)	(49,435)
Acquisition of controlling interest in International Mining Machinery, net of cash acquired	—	(513,761)
Withdrawal of cash held in escrow	—	589,686
Other, net	2,846	151
Net cash (used) provided by investing activities	(51,742)	26,641
Financing Activities:
Share-based payment awards	4,534	19,476
Dividends paid	(18,542)	(18,397)
Change in short and long-term obligations, net	(17,202)	(10,571)
Financing fees	—	(1,628)
Net cash used by financing activities	(31,210)	(11,120)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1,520)	(2,089)
Increase (Decrease) in Cash and Cash Equivalents	6,022	(5,075)
Cash and Cash Equivalents at Beginning of Period	263,873	288,321
Cash and Cash Equivalents at End of Period	$269,895	$283,246

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business
Joy Global Inc. (the “Company”) is a leading manufacturer and servicer of high-productivity mining equipment for the extraction of coal and other minerals and ores. We manufacture and market original equipment and aftermarket parts and services for both underground and surface mining and certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground Mining Machinery and Surface Mining Equipment. We are a major manufacturer of underground mining machinery for the extraction of coal and other bedded minerals and offer comprehensive service locations near major mining regions worldwide. We are also a major producer of surface mining equipment for the extraction of ores and minerals and we provide extensive operational support for many types of equipment used in surface mining. Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania, Wisconsin, Kentucky, Texas and Alabama and international facilities in China, the United Kingdom, South Africa, and Australia.

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
These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended October 26, 2012. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

3.	Acquisitions
Acquisition of International Mining Machinery Holdings Limited
On December 29, 2011, we completed the purchase of 534.8 million shares of International Mining Machinery Holdings Limited (“IMM”). The shares, which represented approximately 41.1% of IMM’s outstanding common stock, were purchased pursuant to a stock purchase agreement, dated July 11, 2011, as amended and restated on July 14, 2011. The shares were purchased for HKD 8.50 per share, or approximately $584.6 million. As a result of this and prior open market purchases, we acquired a controlling interest on such date of approximately 69.2% of IMM’s outstanding common stock and were required by Rule 26.1 of the Hong Kong Takeovers Code to commence a tender offer to purchase all of the outstanding shares of IMM common stock and options to purchase IMM common stock that we did not already own. The tender offer commenced on January 6, 2012 and we completed the tender offer on February 10, 2012. As a result of the tender offer, we beneficially owned approximately 98.9% of IMM’s outstanding common stock. On July 25, 2012, we effected the compulsory acquisition of the remaining shares under applicable provisions of the Cayman Island Companies Law, under which IMM is incorporated. We paid consideration of approximately $16.2 million to complete the compulsory acquisition. The combined effect of these transactions resulted in our beneficial ownership of 100% of the common stock of IMM.
Prior to obtaining control on December 29, 2011, our investment in IMM had been accounted for under the equity method. Upon obtaining control, we applied the acquisition method of accounting, re-measured the preexisting interest at fair value and recorded a gain of $19.4 million. The gain is reported in the Condensed Consolidated Statement of Income under “other income” for the quarter ended January 27, 2012. The results of operations for IMM have been included in the accompanying Condensed Consolidated Financial Statements from December 29, 2011 forward as part of the Underground Mining Machinery segment.
The allocation of the purchase price was finalized in the first quarter of fiscal 2013. The allocation of the purchase price to the assets acquired and liabilities assumed is based on the estimated fair values at the date of acquisition. The excess of the purchase price over the net tangible and identifiable intangible assets is reflected as goodwill. Adjustments have been made in the current quarter to reflect updated fair value estimates for intangible assets and to adjust for receivables and and other liabilities. The following table summarizes the estimates of fair value of the assets acquired and the liabilities assumed as of the acquisition date:

(in thousands)
Assets Acquired:
Cash and cash equivalents	$72,912
Accounts receivable	227,825
Inventories	91,176
Other current assets	15,622
Property, plant and equipment	125,600
Other intangible assets and goodwill	1,160,211
Other non-current assets	34,078
Total assets acquired	1,727,424
Liabilities Assumed:
Short-term notes payable	(14,666)
Accounts payable	(87,305)
Employee compensation and benefits	(6,458)
Advance payments and progress billings	(6,122)
Other accrued liabilities	(64,916)
Other non-current liabilities	(124,519)
Total liabilities assumed	(303,986)
$1,423,438
The fair value for identified intangible assets was primarily determined based on discounted expected cash flows. Of the $1.2 billion of intangible assets and goodwill, $72.5 million has been assigned to indefinite-lived intangible assets and $80.0 million has been assigned to intangible assets which are being amortized over a weighted average life of 13.8 years. The determination of the useful life was based upon historical experience, economic factors, and future cash flows of the assets acquired.
We have incurred total acquisition costs of $24.3 million related to IMM, of which $0.2 million is recognized in fiscal 2013 and $15.6 million was recognized in fiscal 2012. All other acquisition costs were recognized prior to fiscal 2012.
The following unaudited pro forma financial information for the quarter ended January 27, 2012 reflects the results of continuing operations of the Company as if the acquisition of IMM had been completed on October 28, 2011. Pro forma adjustments have been made for changes in depreciation and amortization expenses related to the valuation of the acquired tangible and intangible assets at fair value, the elimination of non-recurring items and the addition of incremental costs related to debt used to finance the acquisition.

Quarter ended
(in thousands, except per share data)	January 27, 2012
Net sales	$1,222,046
Income from continuing operations	$135,122
Basic earnings per share from continuing operations	$1.28
Diluted earnings per share from continuing operations	$1.26
The unaudited pro forma financial information is presented for information purposes only. It is not necessarily indicative of what our financial position or results of operations actually would have been had we completed the acquisition at the date indicated, nor does it purport to project the future financial position or operating results of the combined company.

4.	Inventories

Consolidated inventories consisted of the following:

(in thousands)	January 25, 2013	October 26, 2012
Finished goods	$932,913	$762,853
Work in process	323,964	437,234
Raw materials	182,745	215,368
	$1,439,622	$1,415,455

5.	Warranties
We provide for the estimated costs that may be incurred under product warranties to remedy deficiencies of quality or performance of our products. These product warranties extend over either a specified period of time, units of production or machine hours, depending on the product subject to the warranty. We accrue a provision for estimated future warranty costs based on the historical relationship of warranty costs to sales. We periodically review the adequacy of the accrual for product warranties and adjust the warranty percentage and accrued warranty reserve for actual experience as necessary.
The following table reconciles the changes in the product warranty reserve:

	Quarter ended
(in thousands)	January 25, 2013	January 27, 2012
Balance, beginning of period	$100,646	$82,737
Accrual for warranty expensed during the period	12,479	11,355
Settlements made during the period	(25,252)	(8,306)
Effect of foreign currency translation	(446)	(617)
Adjusted acquired warranty accrual	—	16,647
Balance, end of period	$87,427	$101,816
An adjustment was made in the first quarter of fiscal 2012 to reflect a change in the liability of $10.0 million for pre-existing warranties related to the mining equipment business of LeTourneau Technologies, Inc., which was acquired in fiscal 2011.

6.	Borrowings and Credit Facilities
Direct borrowings and capital lease obligations consisted of the following:

(in thousands)	January 25, 2013	October 26, 2012
Domestic:
Term Loan due 2016	$450,000	$462,500
6.0% Senior Notes due 2016	248,452	248,360
5.125% Senior Notes due 2021	496,174	496,088
6.625% Senior Notes due 2036	148,472	148,466
Other secured borrowings	1,533	1,637
Foreign:
Capital leases	37	41
Short-term notes payable	10,256	14,849
	1,354,924	1,371,941
Less: Amounts due within one year	(60,724)	(65,316)
Long-term obligations	$1,294,200	$1,306,625

On October 12, 2012, we entered into a $1.0 billion unsecured revolving credit facility that matures on November 12, 2017 (the "Credit Agreement"). Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $700.0 million revolving credit agreement dated October 27, 2010 (the "Prior Credit Agreement"), that was set to expire on November 3, 2014. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.1% to 0.325% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar Rate Loans will bear interest for a period from the applicable borrowing date until a date one or two weeks or one, two, three, or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base Rate Loans will bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," and (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing Line Loans will bear interest at either the Base Rate described above or the Daily Floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other return of capital when the consolidated leverage ratio exceeds a stated level amount. At January 25, 2013, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or returns of capital.
In connection with our entry into the Credit Agreement, we terminated the Prior Credit Agreement and used a portion of the proceeds available under the Credit Agreement to repay our $250.0 million term loan credit agreement, dated as of October 31, 2011 (the "Further Term Loan"), which was to have matured in June 2016. The Further Term Loan was drawn in full on February 10, 2012, in conjunction with the settlement of the IMM tender offer. Following our entry into the Credit Agreement, all amounts outstanding under the Prior Credit Agreement and Further Term Loan were repaid in full.
At January 25, 2013, there were no direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $309.2 million. At January 25, 2013, there was $690.8 million available for borrowings under the Credit Agreement.
On June 16, 2011, we entered into a credit agreement, which matures June 16, 2016, and provided for a $500.0 million term loan commitment (the “Term Loan”), which was drawn in full to partially finance the fiscal 2011 acquisition of LeTourneau. The Term Loan requires quarterly principal payments. The Term Loan contains terms and conditions that are substantially similar to the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. At January 25, 2013, we were in compliance with all financial covenants of the Term Loan.
On October 12, 2011, we issued $500.0 million aggregate principal amount of 5.125% Senior Notes due in 2021 (the “2021 Notes”) at a discount of $4.2 million in an offering that was registered under the Securities Act of 1933, as amended (the "Securities Act"). Interest on the 2021 Notes is paid semi-annually in arrears on October 15 and April 15 of each year, and the 2021 Notes are guaranteed by each of our current and future material domestic subsidiaries. At our option, we may redeem some or all of the 2021 Notes at a redemption price of the greater of 100% of the principal amount of the 2021 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a treasury rate of a comparable treasury issue plus 0.5%.
In November 2006, we issued $250.0 million aggregate principal amount of 6.0% Senior Notes due 2016 and $150.0 million aggregate principal amount of 6.625% Senior Notes due 2036 (the “2016 Notes” and “2036 Notes,” respectively). Interest on the 2016 Notes and 2036 Notes is paid semi-annually in arrears on May 15 and November 15 of each year, and the 2016 Notes and 2036 Notes are guaranteed by each of our current and future material domestic subsidiaries. The 2016 Notes and 2036 Notes were issued in a private placement under an exemption from registration provided by the Securities Act. In the second quarter of fiscal 2007, the 2016 Notes and 2036 Notes were exchanged for substantially identical notes in an exchange that was registered under the Securities Act. At our option, we may redeem some or all of the 2016 Notes and 2036 Notes at a redemption price of the greater of 100% of the principal amount of the 2016 Notes and 2036 Notes to be redeemed or the sum of the present values of the principal amounts and the remaining scheduled interest payments using a discount rate equal to the sum of a Treasury rate of a comparable Treasury issue plus 0.3% for the 2016 Notes and 0.375% for the 2036 Notes.

7.	Share-Based Compensation
The total share-based compensation expense we recognized for the quarters ended January 25, 2013 and January 27, 2012 was $7.6 million and $7.2 million, respectively. The total share-based compensation expense is reflected in our Condensed Consolidated Statement of Cash Flows in Operating Activities under the heading Other, net. The corresponding deferred tax asset recognized related to the share-based compensation expense was $2.2 million for the quarters ended January 25, 2013 and January 27, 2012.

8.	Retiree Benefits
The components of the net periodic pension and other postretirement benefits expense recognized are as follows:

	Pension Benefits Quarter Ended		Postretirement Benefits Quarter Ended
(in thousands)	January 25, 2013	January 27, 2012	January 25, 2013	January 27, 2012
Service cost	$2,848	$5,413	$355	$250
Interest cost	19,511	21,187	302	363
Expected return on assets	(25,604)	(24,423)	(112)	(90)
Amortization of:
Prior service cost	153	361	42	13
Actuarial loss (gain)	9,860	12,083	(231)	(299)
Net periodic benefit cost	$6,768	$14,621	$356	$237

The actuarial loss (gain) arises from differences in estimates and actual experiences for certain assumptions including changes in discount rate and expected return on assets. Through January 25, 2013, we have contributed $46.4 million to our defined benefit employee pension plans in fiscal 2013 and we plan to contribute approximately $180.0 million to $190.0 million for the full fiscal year.

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
We are exposed to certain foreign currency risks in the normal course of our global business operations. For derivative contracts that are designated and qualify for a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the income statement on the line associated with the underlying transaction for the period(s) in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by June 2014. Ineffectiveness related to these derivative contracts was recorded in the Condensed Consolidated Statement of Income as a gain of $0.3 million and $1.2 million for the quarters ended January 25, 2013 and January 27, 2012, respectively.
For derivative contracts that are designated and qualify as a fair value hedge, gain or loss is recorded in the Condensed Consolidated Statement of Income under the heading Cost of Sales. For the quarters ended January 25, 2013 and January 27, 2012, we recorded losses of $0.6 million and $0.9 million, respectively, in the Condensed Consolidated Statement of Income related to fair value hedges which were offset by foreign exchange fluctuations of the underlying receivables.
For derivative contracts that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Condensed Consolidated Statement of Income under the heading Cost of Sales. For the quarter ended January 25, 2013, we recorded a $1.5 million loss in the Condensed Consolidated Statement of Income related to undesignated hedges which was offset by foreign exchange fluctuations. There was no gain or loss related to undesignated hedges for the quarter ended January 27, 2012.
The following table summarizes the effect of cash flow hedges on the Condensed Consolidated Financial Statements:

(in thousands)	Effective Portion
	Amount of Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
Derivative Hedging Relationship		Location	Amount
Foreign currency forward contracts
Quarter ended January 25, 2013	$(3,308)	Cost of sales	$1,214
		Sales	8
Quarter ended January 27, 2012	$1,734	Cost of sales	$800
		Sales	(234)
We are exposed to credit risk in the event of nonperformance by counterparties to the forward contracts. The contract amount, along with other terms of the forward, determines the amount and timing of amounts to be exchanged, and the contract is generally subject to credit risk only when the contract has a positive fair value.

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
We had noncontrolling interests of $430.7 million as of January 27, 2012. Changes in equity attributable to the noncontrolling interest consisted of the following:

Quarter ended
January 27, 2012
Beginning balance	$—
Acquisition of controlling interest in IMM	437,654
Net income attributable to noncontrolling interest	109
Purchase of IMM shares from noncontrolling interest	(7,111)
Ending balance	$430,652

We completed the compulsory acquisition of IMM on July 25, 2012, which eliminated the noncontrolling interest.

11.	Basic and Diluted Net Income Per Share
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
The following table sets forth the computation of basic and diluted net income per share.

	Quarter ended
(in thousands, except per share data)	January 25, 2013	January 27, 2012
Numerator:
Income from continuing operations available to common shareholders	$142,139	$142,410
Loss from discontinued operations available to common shareholders	(2)	(58)
Net income available to common shareholders	$142,137	$142,352
Denominator:
Denominator for basic net income per share -
Weighted average shares	106,242	105,405
Effect of dilutive securities:
Stock options, restricted stock units and performance shares	995	1,347
Denominator for diluted net income per share -
Adjusted weighted average shares and assumed conversions	107,237	106,752
Basic earnings per share:
Continuing operations	$1.34	$1.35
Discontinued operations	—	—
Net income	$1.34	$1.35
Diluted earnings per share:
Continuing operations	$1.33	$1.33
Discontinued operations	—	—
Net income	$1.33	$1.33
Options to purchase a weighted average of 0.9 million and 0.7 million shares were excluded from the quarters ended January 25, 2013 and January 27, 2012 calculations of diluted net income per share, respectively, as the effect would have been antidilutive.

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
The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of January 25, 2013 and October 26, 2012. As of January 25, 2013 and October 26, 2012, we did not have any Level 3 assets or liabilities.
Fair Value Measurements
at January 25, 2013

(in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$50,095	$50,095	$50,095	$—
Other Current Assets
Derivatives	$14,000	$14,000	$—	$14,000
Other Accrued Liabilities
Derivatives	$9,393	$9,393	$—	$9,393
Long-term Obligations Including
Amounts due within One Year
Term Loan due 2016	$450,000	$459,634	$—	$459,634
6.0% Senior Notes due 2016	$248,452	$288,275	$—	$288,275
5.125% Senior Notes due 2021	$496,174	$548,800	$—	$548,800
6.625% Senior Notes due 2036	$148,472	$169,365	$—	$169,365
Fair Value Measurements
at October 26, 2012

(in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$49,513	$49,513	$49,513	$—
Other Current Assets
Derivatives	$16,780	$16,780	$—	$16,780
Other Accrued Liabilities
Derivatives	$7,095	$7,095	$—	$7,095
Long-term Obligations Including
Amounts due within One Year
Term Loan due 2016	$462,500	$458,954	$—	$458,954
6.0% Senior Notes due 2016	$248,360	$285,500	$—	$285,500
5.125% Senior Notes due 2021	$496,088	$552,150	$—	$552,150
6.625% Senior Notes due 2036	$148,466	$175,605	$—	$175,605
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
Senior Notes: The fair market value of the Senior Notes is estimated based on market quotations of similar instruments at the respective period end.
Term Loan: The fair value of our Term Loan is estimated using discounted cash flows and market conditions.

13.	Contingent Liabilities
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including approximately 2,700 asbestos and silica-related cases), employment, and commercial matters. Also, as a normal part of operations, our subsidiaries undertake contractual obligations, warranties, and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity.
On January 25, 2013, we were contingently liable to banks, financial institutions, and others for approximately $329.3 million for outstanding letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $329.3 million, approximately $14.5 million relates to surety bonds and $7.2 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.
From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

14.	Segment Information
We operate in two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Crushing and conveying operating results related to surface applications are reported as part of the Surface Mining Equipment segment, while total crushing and conveying operating results are included with the Underground Mining Machinery segment. Eliminations consist of the surface applications of crushing and conveying included in both operating segments. On December 29, 2011, we obtained control of IMM. IMM is a leading designer and manufacturer of underground coal mining equipment in China. The results of operations for IMM have been included in the Underground Mining Machinery segment from December 29, 2011.

In thousands	Underground Mining Machinery	Surface Mining Equipment	Corporate	Eliminations	Total
Quarter ended January 25, 2013
Net sales	$590,110	$605,483	$—	$(45,716)	$1,149,877
Operating income (loss)	111,883	135,680	(12,832)	(13,579)	221,152
Interest	—	—	(15,153)	—	(15,153)
Income (loss) from continuing operations before income taxes	$111,883	$135,680	$(27,985)	$(13,579)	$205,999
Depreciation and amortization	$6,542	$12,842	$711	$—	$20,095
Capital expenditures	39,443	13,728	1,417	—	54,588
Total assets	3,860,301	2,179,929	136,568	—	6,176,798
Quarter ended January 27, 2012
Net sales	$639,303	$532,306	$—	$(35,408)	$1,136,201
Operating income (loss)	131,508	97,210	(6,859)	(8,113)	213,746
Interest	—	—	(16,077)	—	(16,077)
Income (loss) from continuing operations before income taxes	$131,508	$97,210	$(22,936)	$(8,113)	$197,669
Depreciation and amortization	$9,975	$16,757	$47	$—	$26,779
Capital expenditures	15,926	31,908	1,601	—	49,435
Total assets	3,680,747	2,031,243	454,546	—	6,166,536

15.	Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires presentation, either in a single note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, cross references to the related footnote for additional information would be appropriate. ASU 2013-02 will be effective for the second quarter of fiscal 2013. The adoption of this guidance will have no impact on our financial condition or results of operations but will impact the presentation of the financial statements. We are currently evaluating our presentation options.
In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU No. 2012-02 provides us the option to perform a qualitative assessment to determine whether further indefinite-lived intangible asset impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that an indefinite-lived intangible asset is impaired, the quantitative impairment test is required. Otherwise, no further testing is required. ASU 2012-02 will be effective for the indefinite-lived impairment tests performed in the fourth quarter of fiscal 2013, with early adoption permitted. The adoption is not expected to have any impact on our financial condition or results of operations.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity or in the footnotes. All non-owner changes in shareholder's equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 was effective for the Company beginning on October 27, 2012. The adoption of this guidance had no impact on our financial condition or results of operations but impacted the presentation of comprehensive income in the financial statements.

16.	Subsidiary Guarantors
The following tables present condensed consolidated financial information of continuing operations as of January 25, 2013 and October 26, 2012 and for the quarters ended January 25, 2013 and January 27, 2012 for: (a) the Company; (b) on a combined basis, the guarantors of the Term Loan and 2016 Notes and 2036 Notes issued in November 2006, which include the significant domestic operations of Joy Technologies LLC, P&H Mining Equipment Inc., N.E.S. Investment Co., Continental Crushing & Conveying Inc., LeTourneau Technologies LLC, and certain immaterial wholly owned subsidiaries of LeTourneau Technologies LLC (the “Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the “Non-Guarantor Subsidiaries”).

The borrowings are fully and unconditionally guaranteed on a joint and several unsecured basis by the Subsidiary Guarantors, which are direct and indirect 100% owned subsidiaries of the Company. We conduct all of our business and derive essentially all of our income from our subsidiaries. Therefore, our ability to make payments on the obligations is dependent on the earnings and distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the parent company. Separate financial statements of the Subsidiary Guarantors are not presented because we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidating Statements of Income
Quarter ended January 25, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$604,662	$873,815	$(328,600)	$1,149,877
Cost of sales	—	417,652	614,111	(258,614)	773,149
Product development, selling and administrative expenses	12,802	74,444	70,035	—	157,281
Other (income) expense	—	9,052	(10,757)	—	(1,705)
Operating income (loss)	(12,802)	103,514	200,426	(69,986)	221,152
Intercompany items	31,120	(19,848)	(35,657)	24,385	—
Interest income (expense), net	(22,570)	71	7,346	—	(15,153)
Income (loss) from continuing operations before income taxes and equity	(4,252)	83,737	172,115	(45,601)	205,999
Provision (benefit) for income taxes	(9,276)	56,257	16,879	—	63,860
Equity in income of subsidiaries	137,115	92,701	—	(229,816)	—
Income from continuing operations	$142,139	$120,181	$155,236	$(275,417)	$142,139

Quarter ended January 27, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$708,243	$751,944	$(323,986)	$1,136,201
Cost of sales	—	489,349	537,889	(254,462)	772,776
Product development, selling and administrative expenses	26,995	82,703	61,658	—	171,356
Other (income) expense	—	7,864	(29,541)	—	(21,677)
Operating income (loss)	(26,995)	128,327	181,938	(69,524)	213,746
Intercompany items	14,723	(7,435)	(32,753)	25,465	—
Interest income (expense), net	(16,693)	102	514	—	(16,077)
Income (loss) from continuing operations before income taxes and equity	(28,965)	120,994	149,699	(44,059)	197,669
Provision (benefit) for income taxes	(13,242)	47,367	21,025	—	55,150
Equity in income of subsidiaries	158,242	57,563	—	(215,805)	—
Income from continuing operations	142,519	131,190	128,674	(259,864)	142,519
Income from continuing operations attributable to noncontrolling interest	(109)	$—	$(109)	$109	$(109)
Income from continuing operations attributable to Joy Global Inc.	$142,410	$131,190	$128,565	$(259,755)	$142,410

Condensed Consolidating Balance Sheets:
As of January 25, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$136,126	$1,146,315	$2,059,427	$(205,087)	$3,136,781
Property, plant and equipment, net	13,221	382,830	468,743	—	864,794
Intangible assets, net	—	816,809	1,169,100	—	1,985,909
Other assets	4,223,489	2,558,668	1,961,199	(8,554,042)	189,314
Total assets	$4,372,836	$4,904,622	$5,658,469	$(8,759,129)	$6,176,798
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$111,417	$699,601	$974,527	$(69,085)	$1,716,460
Long-term debt	1,293,098	1,102	—	—	1,294,200
Accrued pension costs	279,112	6,445	7,066	—	292,623
Other non-current liabilities	(23,340)	10,393	173,913	—	160,966
Total liabilities	1,660,287	717,541	1,155,506	(69,085)	3,464,249
Shareholders’ equity	2,712,549	4,187,081	4,502,963	(8,690,044)	2,712,549
Total liabilities and shareholders’ equity	$4,372,836	$4,904,622	$5,658,469	$(8,759,129)	$6,176,798

As of October 26, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$97,443	$1,145,051	$2,134,636	$(221,053)	$3,156,077
Property, plant and equipment, net	12,515	378,274	442,073	—	832,862
Intangible assets, net	—	818,435	1,153,147	—	1,971,582
Other assets	4,178,760	2,528,849	1,803,046	(8,328,673)	181,982
Total assets	$4,288,718	$4,870,609	$5,532,902	$(8,549,726)	$6,142,503
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$106,207	$704,191	$1,038,751	$(81,479)	$1,767,670
Current liabilities of discontinued operations	—	46,693	(33,546)	—	13,147
Long-term debt	1,305,413	1,212	—	—	1,306,625
Accrued pension costs	322,310	6,589	6,914	—	335,813
Other non-current liabilities	(22,401)	10,205	154,255	—	142,059
Total liabilities	1,711,529	768,890	1,166,374	(81,479)	3,565,314
Shareholders’ equity	2,577,189	4,101,719	4,366,528	(8,468,247)	2,577,189
Total liabilities and shareholders’ equity	$4,288,718	$4,870,609	$5,532,902	$(8,549,726)	$6,142,503

Condensed Consolidating Statements of Cash Flows:
Quarter ended January 25, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities of continuing operations	$51,491	$11,155	$29,419	$92,065
Net cash used by operating activities of discontinued operations	—	—	(1,571)	(1,571)
Net cash provided by operating activities	51,491	11,155	27,848	90,494
Net cash used by investing activities	(1,449)	(14,095)	(36,198)	(51,742)
Net cash used by financing activities	(26,508)	(104)	(4,598)	(31,210)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,520)	(1,520)
Increase (decrease) in cash and cash equivalents	23,534	(3,044)	(14,468)	6,022
Cash and cash equivalents at beginning of period	3,459	6,628	253,786	263,873
Cash and cash equivalents at end of period	$26,993	$3,584	$239,318	$269,895

Quarter ended January 27, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash (used) provided by operating activities of continuing operations	$(19,035)	$28,333	$(23,442)	$(14,144)
Net cash used by operating activities of discontinued operations	—	—	(4,363)	(4,363)
Net cash (used) provided by operating activities	(19,035)	28,333	(27,805)	(18,507)
Investing Activities:
Acquisition of controlling interest in International Mining Machinery, net of cash acquired	(589,686)	—	75,925	(513,761)
Withdrawal of cash held in escrow	589,686	—	—	589,686
Other investing activities	(1,641)	(31,666)	(15,977)	(49,284)
Net cash (used) provided by investing activities	(1,641)	(31,666)	59,948	26,641
Net cash used by financing activities	(6,799)	(100)	(4,221)	(11,120)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,089)	(2,089)
(Decrease) increase in cash and cash equivalents	(27,475)	(3,433)	25,833	(5,075)
Cash and cash equivalents at beginning of period	100,181	16,152	171,988	288,321
Cash and cash equivalents at end of period	$72,706	$12,719	$197,821	$283,246

17.	Supplemental Subsidiary Guarantors
The following tables present condensed consolidated financial information as of January 25, 2013 and October 26, 2012 and for the quarters ended January 25, 2013 and January 27, 2012 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and the 2021 Notes issued in October 2011, which include Joy Technologies LLC, P&H Mining Equipment Inc., N.E.S. Investment Co., Continental Crushing & Conveying Inc. and LeTourneau Technologies LLC (the “Supplemental Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”).
The borrowings are fully and unconditionally guaranteed on a joint and several unsecured basis by the Supplemental Subsidiary Guarantors, which are direct and indirect 100% owned subsidiaries of the Company. We conduct all of our business and derive essentially all of our income from our subsidiaries. Therefore, our ability to make payments on the obligations is dependent on the earnings and distribution of funds from our subsidiaries. There are no restrictions on the ability of any of our domestic subsidiaries to transfer funds to the parent company. Separate financial statements of the Supplemental Subsidiary Guarantors are not presented because we believe such separate statements or disclosures would not be useful to investors.

Condensed Consolidating Statements of Income
Quarter ended January 25, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$600,956	$877,521	$(328,600)	$1,149,877
Cost of sales	—	410,643	621,120	(258,614)	773,149
Product development, selling and administrative expenses	12,802	74,117	70,362	—	157,281
Other (income) expense	—	9,176	(10,881)	—	(1,705)
Operating income (loss)	(12,802)	107,020	196,920	(69,986)	221,152
Intercompany items	31,120	(19,848)	(35,657)	24,385	—
Interest income (expense), net	(22,570)	97	7,320	—	(15,153)
Income (loss) from continuing operations before income taxes and equity	(4,252)	87,269	168,583	(45,601)	205,999
Provision (benefit) for income taxes	(9,276)	57,046	16,090	—	63,860
Equity in income of subsidiaries	137,115	89,958	—	(227,073)	—
Income from continuing operations	$142,139	$120,181	$152,493	$(272,674)	$142,139

Quarter ended January 27, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$692,872	$767,315	$(323,986)	$1,136,201
Cost of sales	—	478,418	548,820	(254,462)	772,776
Product development, selling and administrative expenses	26,995	80,815	63,546	—	171,356
Other (income) expense	—	7,970	(29,647)	—	(21,677)
Operating income (loss)	(26,995)	125,669	184,596	(69,524)	213,746
Intercompany items	14,723	(7,435)	(32,753)	25,465	—
Interest income (expense), net	(16,693)	110	506	—	(16,077)
Income (loss) from continuing operations before income taxes and equity	(28,965)	118,344	152,349	(44,059)	197,669
Provision (benefit) for income taxes	(13,242)	47,334	21,058	—	55,150
Equity in income of subsidiaries	158,242	57,563	—	(215,805)	—
Income from continuing operations	142,519	128,573	131,291	(259,864)	142,519
Income from continuing operations attributable to noncontrolling interest	(109)	—	(109)	109	(109)
Income from continuing operations attributable to Joy Global Inc.	$142,410	$128,573	$131,182	$(259,755)	$142,410

Condensed Consolidating Balance Sheets:
As of January 25, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$136,126	$1,131,131	$2,074,611	$(205,087)	$3,136,781
Property, plant and equipment, net	13,221	378,880	472,693	—	864,794
Intangible assets, net	—	816,809	1,169,100	—	1,985,909
Other assets	4,223,489	2,546,838	1,973,029	(8,554,042)	189,314
Total assets	$4,372,836	$4,873,658	$5,689,433	$(8,759,129)	$6,176,798
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$111,417	$697,086	$977,042	$(69,085)	$1,716,460
Long-term debt	1,293,098	1,102	—	—	1,294,200
Accrued pension costs	279,112	6,445	7,066	—	292,623
Other non-current liabilities	(23,340)	10,393	173,913	—	160,966
Total liabilities	1,660,287	715,026	1,158,021	(69,085)	3,464,249
Shareholders’ equity	2,712,549	4,158,632	4,531,412	(8,690,044)	2,712,549
Total liabilities and shareholders’ equity	$4,372,836	$4,873,658	$5,689,433	$(8,759,129)	$6,176,798

As of October 26, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$97,443	$1,129,867	$2,149,820	$(221,053)	$3,156,077
Property, plant and equipment, net	12,515	374,324	446,023	—	832,862
Intangible assets, net	—	818,435	1,153,147	—	1,971,582
Other assets	4,178,760	2,517,019	1,814,876	(8,328,673)	181,982
Total assets	$4,288,718	$4,839,645	$5,563,866	$(8,549,726)	$6,142,503
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$106,207	$701,676	$1,041,266	$(81,479)	$1,767,670
Current liabilities of discontinued operations	—	46,693	(33,546)	—	13,147
Long-term debt	1,305,413	1,212	—	—	1,306,625
Accrued pension costs	322,310	6,589	6,914	—	335,813
Other non-current liabilities	(22,401)	10,205	154,255	—	142,059
Total liabilities	1,711,529	766,375	1,168,889	(81,479)	3,565,314
Shareholders’ equity	2,577,189	4,073,270	4,394,977	(8,468,247)	2,577,189
Total liabilities and shareholders’ equity	$4,288,718	$4,839,645	$5,563,866	$(8,549,726)	$6,142,503

Condensed Consolidating Statements of Cash Flows:
Quarter ended January 25, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities of continuing operations	$51,491	$13,630	$26,944	$92,065
Net cash used by operating activities of discontinued operations	—	—	(1,571)	(1,571)
Net cash provided by operating activities	51,491	13,630	25,373	90,494
Net cash used by investing activities	(1,449)	(16,570)	(33,723)	(51,742)
Net cash used by financing activities	(26,508)	(104)	(4,598)	(31,210)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,520)	(1,520)
Increase (decrease) in cash and cash equivalents	23,534	(3,044)	(14,468)	6,022
Cash and cash equivalents at beginning of period	3,459	6,628	253,786	263,873
Cash and cash equivalents at end of period	$26,993	$3,584	$239,318	$269,895

Quarter ended January 27, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash (used) provided by operating activities of continuing operations	$(19,035)	$24,921	$(20,030)	$(14,144)
Net cash used by operating activities of discontinued operations	—	—	(4,363)	(4,363)
Net cash (used) provided by operating activities	(19,035)	24,921	(24,393)	(18,507)
Investing Activities:
Acquisition of controlling interest in International Mining Machinery, net of cash acquired	(589,686)	—	75,925	(513,761)
Withdrawal of cash held in escrow	589,686	—	—	589,686
Other investing activities	(1,641)	(31,635)	(16,008)	(49,284)
Net cash (used) provided by investing activities	(1,641)	(31,635)	59,917	26,641
Net cash used by financing activities	(6,799)	(100)	(4,221)	(11,120)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,089)	(2,089)
(Decrease) increase in cash and cash equivalents	(27,475)	(6,814)	29,214	(5,075)
Cash and cash equivalents at beginning of period	100,181	16,152	171,988	288,321
Cash and cash equivalents at end of period	$72,706	$9,338	$201,202	$283,246

18.	Subsequent Events
On February 18, 2013, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend will be paid on March 18, 2013 to all shareholders of record at the close of business on March 4, 2013.

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

Overview
Joy Global Inc. is a leading manufacturer and servicer of high-productivity mining equipment for the extraction of coal and other minerals and ores. We manufacture and market original equipment and aftermarket parts and services for both underground and surface mining and certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground Mining Machinery and Surface Mining Equipment. We are a major manufacturer of underground mining machinery for the extraction of coal and other bedded minerals and offer comprehensive service locations near major mining regions worldwide. We are also a major producer of surface mining equipment for the extraction of ores and minerals and we provide extensive operational support for many types of equipment used in surface mining. Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania, Wisconsin, Kentucky, Texas and Alabama and international facilities in China, the United Kingdom, South Africa, and Australia.
Operating Results
Net sales in the first quarter of 2013 were $1.1 billion, a 1.2% increase compared to the first quarter of 2012. The increase in net sales in the current year first quarter includes a $17.2 million increase in original equipment sales, primarily due to higher shipments in Australia, and a $3.5 million decrease in aftermarket sales, primarily due to production declines in the domestic coal market. Compared to the prior year first quarter, net sales in the first quarter of 2013 included a $4.1 million favorable effect of foreign currency translation.
Operating income in the first quarter of 2013 was $221.2 million, compared to $213.7 million in the first quarter of 2012. The 3.5% increase in operating income in the first quarter is due to a reduction in product development, selling and administrative expenses, partially offset by increased period costs. Restructuring activities continued in the quarter to better align our cost structure to anticipated future requirements.
Bookings in the first quarter of 2013 were $1.0 billion, compared to $1.4 billion in the first quarter of 2012. The 28.5% decrease in bookings in the current year first quarter includes a $245.2 million decrease in original equipment sales, primarily due to significant orders in the prior year that did not repeat in the current year and the weak U.S. coal market. The decline in bookings also includes a $164.1 million decrease in aftermarket sales due to decreased demand in all regions. Compared to the prior year first quarter, bookings in the first quarter of 2013 included a $5.4 million unfavorable effect of foreign currency translation.
The results of IMM are included with our Underground Mining Machinery segment. For the first quarter of 2013, IMM had bookings of $61.1 million, net sales of $57.5 million and operating income of $14.1 million. Operating income was positively impacted by $3.8 million for the true-up of non-recurring purchase accounting charges associated with finalizing the valuation of the acquired order backlog.
Income from continuing operations attributable to Joy Global was $142.1 million or $1.33 per diluted share in the first quarter of 2013, compared to $142.4 million or $1.33 per diluted share in the prior year first quarter.
Market Outlook
After struggling through much of 2012, global economic activity reached its highest level of the year in the fourth quarter. While U.S. fiscal policy was an overhang on the fourth quarter, many other indicators provided encouraging signs for the U.S. economy as 2013 began, including improving labor statistics, strengthening industrial production and recovering residential and non-residential construction. While Eurozone economic troubles continue, data suggests that the fourth quarter of 2012 could be a bottoming for the region. However, it is unlikely that the Eurozone will escape recessionary territory during the first half of 2013.
The Chinese economy is reporting that year over year growth is now improving in numerous key measures, and this has positive implications for global growth. China GDP rebounded during the fourth quarter. Activity in China's manufacturing sector increased to an 18-month high in December, while electricity consumption increased to the highest level in 11 months. Trade data from January has also been encouraging. Chinese imports increased in January following growth in December, and Chinese exports rose during January.

During 2012, the U.S. coal market faced headwinds, primarily due to low natural gas prices. U.S. coal production declined in 2012, as reduced U.S. power generation was only partially offset by increased coal exports. Increasing natural gas prices from their April lows contributed to a switch back to coal for electricity generation. This trend of natural gas to coal switching is likely to continue in 2013. While coal-fired generation declined in 2012, the U.S. coal market is expected to see gains in 2013 as higher natural gas prices and improving economic activity lead to an estimated increase in coal burn. Although utility stockpiles were down at year end, they will still need further depletion in 2013 and this could restrict coal deliveries to power stations. One of the strongest drivers of U.S. coal in 2012 was the export market, as U.S. coal producers found demand for excess thermal coal from increased coal burn in Europe and the record level of imports by China and India. Exports are expected to come off their record pace, but remain at historically high levels in 2013.
Seaborne thermal coal markets remained steady over the final months of 2012. While seaborne prices are down since January 2012, increased imports by China and India have helped to support the market. China coal imports increased in December and for the full-year. India, driven by an increase in coal-fired generation during the year, saw an increase in thermal coal imports. In 2012, seaborne thermal coal markets also found support from Japan and Europe as higher natural gas prices and concern over nuclear power shifted the generating mix to coal. Through November 2012, Japan's and Europe's thermal coal imports rose. A supply surplus remains in the global thermal coal market, and this has kept recent prices range-bound. The supply surplus and this pricing level continue to pressure high cost producers of thermal coal.
Global steel production in the fourth quarter increased year-over-year. Most of this production growth came from China and North America. With global steel demand expected to increase further in 2013, steel mills have begun to replenish depleted inventories of metallurgical coal and iron ore, which has provided further support to prices. By the end of January, Chinese iron ore stockpiles were reduced significantly. After reaching lows in September, seaborne iron ore prices have rebounded.
Metallurgical coal is following a similar path with expected additional demand in 2013 due to increased global steel production. After reaching lows in September, metallurgical coal prices have increased. Metallurgical coal prices are expected to continue moving up as demand improves through 2003.
Global copper markets remain strongly positioned with improving demand expected. Refined copper was in supply deficit for 2012. In 2013, completion of several mine expansions should increase mine supply, reducing the deficit. However, production disruptions due to labor strife, weather or geology are normal, and production targets have seldom been met. In addition, most of the projected production increases in 2013 are expected to come from high risk areas, such as central Africa, increasing the likelihood of shortfall. Demand could also surprise to the upside with continued improvement in the China economy.
We believe that the increasing number of key indicators that are turning positive will begin to increase commodity demand and provide support for prices. Although timing is uncertain, this will lead to additional approvals for mine expansions.
Company Outlook
Through most of 2012, the outlook for our company was focused on the number and timing of mine expansion projects that could provide upside opportunity to our order run rate. This quarter's decline in aftermarket orders expands the focus.

We evaluate our aftermarket on a sequential basis as well as year over year because of the quick turn of orders into shipments. The sequential decline in aftermarket orders from the fourth quarter was concentrated in three regions, and was a mixture of anticipated softness and timing issues. We had expected near term softness in aftermarket orders in Australia as customers there cope with margin pressure from lower commodity prices and increasing costs. Although the cost increases were largely from non-operating factors, such as capital expenditure overruns, increased taxes and adverse exchange rates, miners deployed broader efforts to reduce costs. This has primarily resulted in reduction of general contractor activities, but also slowed decisions on normal parts and services that we provide. The resulting order reductions are not sustainable, and we expect aftermarket order rates in Australia to return to normal.

We also had sequential aftermarket order rate declines in markets that have strong outlooks, but these were due to timing. South America is a region with our strongest outlook, and yet timing issues significantly reduced this quarter's aftermarket orders. Aftermarket order rates for Africa were slowed by labor unrest despite a number of projects in progress to increase production of both coal and iron ore. These three regions - Australia, South America and Africa - accounted for most of this quarter's sequential decline in aftermarket orders, and we believe these markets will recover. These examples indicate that our aftermarket orders may continue to experience variability until demand reduces the supply surplus that currently exists in a number of commodities.

While some regions have underperformed, we are seeing encouraging signs from the U.S. coal market. After four quarters of sequential decline, both original equipment and aftermarket orders stabilized over our first quarter. U.S. aftermarket orders have declined more than end-use consumption as our customers reduced the parts inventories they hold at mine site and stretched the time between rebuilds. Parts orders should continue to return to end-use consumption levels, and delayed rebuilds require increased work and therefore their impact is mostly timing.

The timing of mine expansion projects has a major impact on our company outlook, and we expect these projects to continue to move slowly and to be lumpy. Many of our customers have new management, and their focus has moved from volume to returns. They are systematically re-evaluating all of their capital expenditures, and this continues to delay decisions. We maintain a project list of mine expansion prospects that we expect to reach equipment selection in the next twelve months. Our customers' reassessment of their capital expenditures has created increased activity with the projects on this list. A number of projects have been delayed outside the horizon tracked by this report, but there have also been a significant number of projects moved onto the list. As a result, this list has stabilized during the current quarter, after several quarters of sequential declines. The quality of the list has also substantially improved. In combination, this raises our outlook. This is consistent with other leading indicators, such as electricity demand and steel production in China and construction activity in the U.S.

However, we think it will take time before those leading indicators translate into increased capital expenditures by our customers. Our customers let demand improvement reduce the supply surplus and provide pricing support before they add capacity. This means that unless projects are already deep in process, decisions are not likely to be made before the second half of this year, and therefore will not impact our revenues before next year.

Results of Operations
Quarter Ended January 25, 2013 Compared With Quarter Ended January 27, 2012
Net Sales
The following table sets forth the combined net sales included in our Condensed Consolidated Statements of Income.

	Quarter Ended
In thousands	January 25, 2013	January 27, 2012	$ Change	% Change
Net Sales
Underground Mining Machinery	$590,110	$639,303	$(49,193)	(7.7)
Surface Mining Equipment	605,483	532,306	73,177	13.7
Eliminations	(45,716)	(35,408)	(10,308)
Total Sales	$1,149,877	$1,136,201	$13,676	1.2
Underground Mining Machinery net sales for the quarter ended January 25, 2013 were $590.1 million, compared to $639.3 million in the prior year first quarter, and included a $27.6 million decrease in original equipment sales and a $21.6 million decrease in aftermarket sales. The decrease in original equipment sales was driven by a soft U.S coal market, partially offset by higher shipments in Australia. Lower aftermarket sales, which were down due to production declines in the domestic coal market, were partially offset by increased shipments in China, Australia and Africa. Net sales incrementally increased $47.1 million as a result of the IMM acquisition. Foreign currency translation favorably impacted sales by $2.4 million.
Surface Mining Equipment net sales for the quarter ended January 25, 2013 were $605.5 million, compared to $532.3 million in the prior year first quarter, and included a $54.7 million increase in original equipment sales and a $18.5 million increase in aftermarket sales. Original equipment and aftermarket sales were up in all regions except China and North America. Foreign currency translation favorably impacted sales by $1.7 million.
Operating Income
The following table sets forth the operating income included in our Condensed Consolidated Statements of Income.

	Quarter Ended
	January 25, 2013		January 27, 2012
	Operating	%	Operating	%
In thousands	Income	of Net Sales	Income	of Net Sales
Underground Mining Machinery	$111,883	19.0	$131,508	20.6
Surface Mining Equipment	135,680	22.4	97,210	18.3
Corporate Expense	(12,832)		(6,859)
Eliminations	(13,579)		(8,113)
Total Operating Income	$221,152	19.2	$213,746	18.8
Underground Mining Machinery operating income for the quarter ended January 25, 2013 was $111.9 million, compared to $131.5 million in the prior year first quarter. Operating income increased $13.6 million from the acquisition of IMM, including the true-up of non-recurring purchase accounting charges of $3.8 million. In addition to the $13.6 million attributable to the acquisition, operating income was favorably impacted by $3.6 million due to lower product development, selling and administrative expenses, partially as a result of prior year restructuring activities. This was offset by a decrease of $32.7 million due to lower sales volumes, $2.2 million due to product mix, and $1.8 million due to increased period costs.
Surface Mining Equipment operating income for the quarter ended January 25, 2013 was $135.7 million, compared to $97.2 million in the prior year first quarter. Operating income was favorably impacted by $18.0 million due to higher sales volumes, $14.6 million due to product mix, $3.9 million due to lower period costs, and $1.9 million due to lower product development, selling and administrative expenses, partially as a result of prior year restructuring activities.
Corporate expense increased by $6.0 million primarily due to the prior year gain of $19.4 million on the re-measurement of our equity interest in IMM. This gain was partially offset by a decrease in acquisition expenses of $14.1 million.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense for the quarter ended January 25, 2013 was $157.3 million, or 13.7% of sales, compared to $171.4 million, or 15.1% of sales, in the prior year first quarter. The inclusion of IMM increased product development, selling and administrative expenses by $5.7 million, which was offset by the $14.2 million decrease in acquisition costs year over year. Product development, selling and administrative expenses further decreased due to our prior year cost reduction actions.
Provision for Income Taxes
The provision for income taxes for the quarter ended January 25, 2013 was $63.9 million, compared to $55.2 million in the prior year first quarter. The effective income tax rate was 31.0% for the quarter ended January 25, 2013 compared to 27.9% in the prior year first quarter. The prior year quarter included $1.7 million of permanent tax differences arising from the share gain and acquisition costs associated with the IMM transaction and $4.2 million of net favorable discrete tax benefits. The effective income tax rate excluding discrete tax adjustments and permanent tax differences would have been 31.0% for the quarter ended January 27, 2012.
Bookings and Backlog
Bookings represent the cumulative amount of new customer orders for original equipment and aftermarket products and services exclusive of Life Cycle Management arrangements awarded to us during the reporting period. We record bookings when firm orders are received and add the amount of bookings for a period to our backlog. Bookings for the quarters ended January 25, 2013 and January 27, 2012 are as follows:

	Quarter Ended
In thousands	January 25, 2013	January 27, 2012	$ Change	% Change
Underground Mining Machinery	$598,767	$822,069	$(223,302)	(27.2)
Surface Mining Equipment	502,952	671,138	(168,186)	(25.1)
Eliminations	(77,027)	(59,286)	(17,741)
Total Bookings	$1,024,692	$1,433,921	$(409,229)	(28.5)
Underground Mining Machinery original equipment bookings, which included an increase of $45.6 million from IMM, were down $128.9 million, or 30.3%, when compared to the prior year first quarter. The decrease in bookings is largely due to longwall system orders sold into Australia and in the U.S. in the prior year and a year over year decline in room and pillar orders in the U.S. Underground Mining Machinery aftermarket bookings decreased $94.4 million, or 23.8%, when compared to the prior year first quarter. These bookings decreased in all regions. Foreign currency translation unfavorably impacted bookings by $3.3 million.
Surface Mining Equipment original equipment bookings were down $98.6 million, or 33.6%, when compared to the prior year first quarter, and Surface Mining Equipment aftermarket bookings were down $69.6 million, or 18.4%, when compared to the prior year first quarter. Original equipment bookings and aftermarket bookings decreased in all regions. Foreign currency translation unfavorably impacted bookings by $2.1 million.
Backlog as of January 25, 2013 and October 26, 2012 is as follows:

In thousands	January 25, 2013	October 26, 2012
Underground Mining Machinery	$1,349,754	$1,341,097
Surface Mining Equipment	1,167,291	1,333,098
Eliminations	(77,679)	(109,644)
Total Backlog	$2,439,366	$2,564,551
Backlog was $2.4 billion as of January 25, 2013 compared to $2.6 billion at October 26, 2012. Backlog does not include anticipated revenues from long-term maintenance and repair contracts or Life Cycle Management arrangements.

Liquidity and Capital Resources
The following table summarizes the major elements of our working capital as of January 25, 2013 and October 26, 2012, respectively.

In thousands	January 25, 2013	October 26, 2012
Accounts receivable, net	$1,144,098	$1,229,083
Inventories	1,439,622	1,415,455
Trade accounts payable	(390,732)	(452,236)
Advance payments and progress billings	(712,548)	(669,792)
Trade Working Capital	$1,480,440	$1,522,510
Other current assets	283,166	247,666
Short-term notes payable, including current portion of long-term obligations	(60,724)	(65,316)
Employee compensation and benefits	(111,257)	(156,867)
Accrued warranties	(87,427)	(100,646)
Other accrued liabilities	(342,191)	(322,813)
Working Capital Excluding Cash and Cash Equivalents	$1,162,007	$1,124,534
Cash and Cash Equivalents	269,895	263,873
Working Capital	$1,431,902	$1,388,407
We use trade working capital and cash flows from continuing operations as two financial measurements to evaluate the performance of our operations and our ability to meet our financial obligations. We require trade working capital investment because our service model requires us to maintain inventory levels to support our customers’ machine availability. This measurement also provides focus on our receivable terms and collection efforts and our ability to obtain advance payments on original equipment orders. As part of our continuous improvement of purchasing and manufacturing processes, we continue to strive for alignment of inventory levels with customer demand and current production schedules.
During the quarter ended January 25, 2013, cash provided by continuing operating activities was $92.1 million compared to cash used by continuing operating activities of $14.1 million during the quarter ended January 27, 2012. The increase in cash provided by continuing operations was primarily due to collection of accounts receivable and a reduction in the year over year inventory build. These benefits were partially offset by a reduction in advance payments resulting from a decline in new original equipment order activity.

During the quarter ended January 25, 2013, cash used by continuing investing activities was $51.7 million compared to cash provided by continuing investing activities of $26.6 million during the quarter ended January 27, 2012. The primary reason for the change was the prior year withdrawal of cash held in escrow. This cash was used to invest in IMM, however we additionally acquired $72.9 million in cash associated with the acquisition.
During the quarter ended January 25, 2013, cash used by continuing financing activities was $31.2 million compared to cash used by continuing financing activities of $11.1 million during the quarter ended January 27, 2012. The primary drivers for the change were increased debt repayments and reduced proceeds from share based payment awards.
On November 19, 2012, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend was paid on December 18, 2012 to all shareholders of record at the close of business on December 4, 2012.
Retiree Benefits
For the quarter ended January 25, 2013, we have recognized $6.8 million of defined benefit pension expense compared to $14.6 million in the first quarter of 2012. Through January 25, 2013, we have contributed $46.4 million to our defined benefit employee pension plans in fiscal 2013 and we plan to contribute approximately $180.0 million to $190.0 million for the full fiscal year. The investment performance of the pension plans’ assets along with the movement in the discount rate used to calculate the pension plans’ liabilities will determine the amount and timing of additional contributions to the pension plans in subsequent years.
Credit Agreement
On October 12, 2012, we entered into a $1.0 billion unsecured revolving credit facility that matures on November 12, 2017. Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $700.0 million revolving credit agreement dated October 27, 2010, that was set to expire on November 3, 2014. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.1% to 0.325% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar Rate Loans will bear interest for a period from the applicable borrowing date until a date one or two weeks or one, two, three, or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base Rate Loans will bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," and (c) a daily rate equal to the one-month Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing Line Loans will bear interest at either the Base Rate described above or the Daily Floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other return of capital when the consolidated leverage ratio exceeds a stated level amount. At January 25, 2013, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or returns of capital.
In connection with our entry into the Credit Agreement, we terminated the Prior Credit Agreement and used a portion of the proceeds available under the Credit Agreement to repay our $250.0 million term loan credit agreement, dated as of October 31, 2011 (the "Further Term Loan"), which was to have matured in June 01, 2016. The Further Term Loan was drawn in full on February 10, 2012, in conjunction with the settlement of the IMM tender offer. Following our entry into the Credit Agreement, all amounts outstanding under the Prior Credit Agreement and Further Term Loan were repaid in full.
At January 25, 2013, there were no direct borrowings under the Credit Agreement. Outstanding letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $309.2 million. At January 25, 2013, there was $690.8 million available for borrowings under the Credit Agreement.
Financial Condition
As of January 25, 2013, we had $269.9 million in cash and cash equivalents and $690.8 million available for borrowings under the Credit Agreement. Our current cash requirements include working capital, defined benefit pension contributions, capital expenditures, dividends, principal payments, and interest payments. We will also continue to evaluate strategic acquisitions, including mining-related product line additions or service extensions. Based upon our current and forecasted level of operations, we believe that cash flows from operations, together with cash and cash equivalents on hand, available borrowings under the Credit Agreement and access to capital markets will be adequate to meet our anticipated future cash requirements.
Off-Balance Sheet Arrangements

We lease various assets under operating leases. No significant changes to lease commitments have occurred since our year ended October 26, 2012. We have no other off-balance sheet arrangements, other than as disclosed in Note 13 to the Condensed Consolidated Financial Statements.

Critical Accounting Estimates, Assumptions and Policies
Our discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to bad debts, excess inventory, intangible assets, warranty, pension and postretirement benefits and costs, income taxes, and contingencies. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.
We believe our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, accrued warranties, pension and postretirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 26, 2012 for a discussion of these policies. There were no material changes to these policies during the quarter ended January 25, 2013.
Recent Accounting Pronouncements
Our new accounting pronouncements are set forth under Part I, Item 1 of this Quarterly Report on Form 10-Q and are incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As more fully described in our Annual Report on Form 10-K for the year ended October 26, 2012, we are exposed to various types of market risks, primarily foreign currency risks and volatility in interest rates. We monitor our risks on a continuous basis and generally enter into forward foreign currency contracts to minimize our foreign currency exposures. We do not engage in speculation in our derivative strategies. Gains and losses from foreign currency contract activities are offset by changes in the underlying costs of the transactions being hedged. There have been no material changes to our primary market risk exposures or how such risks are managed since our year ended October 26, 2012.

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
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our three months ended January 25, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
No change.

Item 1A. Risk Factors
No change.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) Not applicable.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1
Form of Nonqualified Stock Option Agreement, dated December 3, 2012, between the registrant and certain of its executive officers in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.2
Form of Performance Share Agreement, dated December 3, 2012, between the registrant and certain of its executive officers in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.3
Form of Restricted Stock Unit Award Agreement, dated December 3, 2012, between the registrant and certain of its executive officers in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

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

JOY GLOBAL INC.
(Registrant)

Date: February 28, 2013	/s/ James M. Sullivan
James M. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 28, 2013	/s/ James E. Agnew
James E. Agnew
Vice President, Controller
and Chief Accounting Officer
(Principal Accounting Officer)