Form 10-Q
period 2013-04-26
JOY GLOBAL INC
filed 2013-05-31
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 26, 2013
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	May 24, 2013
Common Stock, $1 par value	106,263,015

JOY GLOBAL INC.

FORM 10-Q INDEX
April 26, 2013

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

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements
JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Quarter Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Net sales	$1,360,435	$1,541,060	$2,510,312	$2,677,261
Costs and expenses:
Cost of sales	909,179	1,030,689	1,682,328	1,803,465
Product development, selling and administrative expenses	172,953	182,033	330,234	353,389
Other income	(330)	(5,099)	(2,035)	(26,776)
Operating income	278,633	333,437	499,785	547,183
Interest income	1,843	1,336	3,644	2,529
Interest expense	(17,028)	(18,456)	(33,982)	(35,726)
Income from continuing operations before income taxes	263,448	316,317	469,447	513,986
Provision for income taxes	81,669	98,365	145,529	153,515
Income from continuing operations	181,779	217,952	323,918	360,471
Income from continuing operations attributable to noncontrolling interest	—	(33)	—	(142)
Income from continuing operations attributable to Joy Global Inc.	181,779	217,919	323,918	360,329
Loss from discontinued operations, net of income taxes	(223)	(4,331)	(225)	(4,389)
Net income	181,556	213,621	323,693	356,082
Net income attributable to noncontrolling interest	—	(33)	—	(142)
Net income attributable to Joy Global Inc.	$181,556	$213,588	$323,693	$355,940
Basic earnings (loss) per share:
Continuing operations	$1.71	$2.06	$3.05	$3.41
Discontinued operations	—	(0.04)	—	(0.04)
Net income	$1.71	$2.02	$3.05	$3.37
Diluted earnings (loss) per share:
Continuing operations	$1.69	$2.04	$3.02	$3.37
Discontinued operations	—	(0.04)	—	(0.04)
Net income	$1.69	$2.00	$3.02	$3.33
Dividends per share	$0.175	$0.175	$0.35	$0.35
Weighted average shares outstanding:
Basic	106,426	105,951	106,334	105,678
Diluted	107,413	106,983	107,325	106,868
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Quarter Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Net income	$181,556	$213,621	$323,693	$356,082
Other comprehensive (loss) income:
Change in pension liability, net of taxes	2,885	12,592	9,777	21,311
Derivative instrument fair market value adjustment, net of taxes	(2,204)	(1,677)	(5,206)	(917)
Currency translation adjustment	(12,268)	940	(12,928)	8,256
Total other comprehensive (loss) income, net of taxes	(11,587)	11,855	(8,357)	28,650
Comprehensive income	169,969	225,476	315,336	384,732
Comprehensive income attributable to noncontrolling interest	—	(37)	—	(146)
Comprehensive income attributable to Joy Global Inc.	$169,969	$225,439	$315,336	$384,586
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	April 26, 2013	October 26, 2012
ASSETS
Current assets:
Cash and cash equivalents	$234,875	$263,873
Accounts receivable, net	1,249,734	1,229,083
Inventories	1,366,020	1,415,455
Other current assets	260,978	247,666
Total current assets	3,111,607	3,156,077
Property, plant and equipment, net	890,072	832,862
Other intangible assets, net	498,494	589,224
Goodwill	1,481,494	1,382,358
Deferred income taxes	51,983	67,101
Other non-current assets	154,852	114,881
Total assets	$6,188,502	$6,142,503
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$59,872	$65,316
Trade accounts payable	434,890	452,236
Employee compensation and benefits	108,651	156,867
Advance payments and progress billings	590,743	669,792
Accrued warranties	83,691	100,646
Other accrued liabilities	292,691	322,813
Current liabilities of discontinued operations	11,581	13,147
Total current liabilities	1,582,119	1,780,817
Long-term obligations	1,309,775	1,306,625
Accrued pension costs	254,432	335,813
Other liabilities	165,163	142,059
Total liabilities	3,311,489	3,565,314
Shareholders’ equity	2,877,013	2,577,189
Total liabilities and shareholders’ equity	$6,188,502	$6,142,503
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	April 26, 2013	April 27, 2012
Operating Activities:
Net income	$323,693	$356,082
Loss from discontinued operations	225	4,389
Adjustments to continuing operations:
Depreciation and amortization	48,873	80,344
Deferred income taxes	8,651	24,184
Excess income tax benefit from share-based payment awards	(1,701)	(20,837)
Contributions to defined benefit employee pension plans	(92,223)	(92,063)
Defined benefit employee pension plan expense	8,368	21,080
Other adjustments to continuing operations, net	(5,946)	(26,427)
Changes in Working Capital Items Attributed to Continuing Operations, net of acquisition:
Accounts receivable, net	7,705	(91,265)
Inventories, net	24,908	(167,960)
Other current assets	(14,559)	(24,996)
Trade accounts payable	(14,239)	(41,797)
Employee compensation and benefits	(48,034)	(41,791)
Advance payments and progress billings	(74,157)	64,461
Other accrued liabilities	(78,289)	53,043
Net cash provided by operating activities of continuing operations	93,275	96,447
Net cash used by operating activities of discontinued operations	(2,372)	(10,158)
Net cash provided by operating activities	90,903	86,289
Investing Activities:
Property, plant and equipment acquired	(87,001)	(114,092)
Acquisition of controlling interest in International Mining Machinery, net of cash acquired	—	(939,449)
Withdrawal of cash held in escrow	—	849,700
Other investing activities, net	2,117	1,549
Net cash used by investing activities	(84,884)	(202,292)
Financing Activities:
Share-based payment awards	6,928	30,501
Dividends paid	(37,130)	(36,909)
Proceeds from Further Term Loan	—	250,000
Change in short and long-term obligations, net	(2,784)	(20,285)
Financing fees	—	(1,620)
Net cash (used) provided by financing activities	(32,986)	221,687
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2,031)	(3,028)
(Decrease) Increase in Cash and Cash Equivalents	(28,998)	102,656
Cash and Cash Equivalents at Beginning of Period	263,873	288,321
Cash and Cash Equivalents at End of Period	$234,875	$390,977

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business
Joy Global Inc. (the “Company”) is a leading manufacturer and servicer of high-productivity mining equipment for the extraction of coal and other minerals and ores. We manufacture and market original equipment and aftermarket parts and services for both underground and surface mining and certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground Mining Machinery and Surface Mining Equipment. We are a major manufacturer of underground mining machinery for the extraction of coal and other bedded minerals and offer comprehensive service locations near major mining regions worldwide. We are also a major producer of surface mining equipment for the extraction of ores and minerals and we provide extensive operational support for many types of equipment used in surface mining. Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania, Wisconsin, Texas and Alabama, and internationally, including facilities in China, the United Kingdom, South Africa, and Australia.

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
Prior to obtaining control on December 29, 2011, our investment in IMM had been accounted for under the equity method. Upon obtaining control, we applied the acquisition method of accounting, re-measured the preexisting interest at fair value and recorded a gain of $19.4 million. The gain is reported in the Condensed Consolidated Statement of Income under the heading Other income for the six months ended April 27, 2012. The results of operations for IMM have been included in the accompanying Condensed Consolidated Financial Statements from December 29, 2011 forward as part of the Underground Mining Machinery segment.
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
We have incurred total acquisition costs of $24.5 million related to IMM, of which $0.3 million is recognized in fiscal 2013 and $15.6 million was recognized in fiscal 2012. All other acquisition costs were recognized prior to fiscal 2012.
The following unaudited pro forma financial information for the six months ended April 27, 2012 reflects the results of continuing operations of the Company as if the acquisition of IMM had been completed on October 28, 2011. Pro forma adjustments have been made for changes in depreciation and amortization expenses related to the valuation of the acquired tangible and intangible assets at fair value, the elimination of non-recurring items and the addition of incremental costs related to debt used to finance the acquisition.

Six Months Ended
(in thousands, except per share data)	April 27, 2012
Net sales	$2,731,840
Income from continuing operations	$309,900
Basic earnings per share from continuing operations	$2.93
Diluted earnings per share from continuing operations	$2.90
The unaudited pro forma financial information is presented for information purposes only. It is not necessarily indicative of what our financial position or results of operations actually would have been had we completed the acquisition at the date indicated, nor does it purport to project the future financial position or operating results of the combined company.

4.	Inventories

Consolidated inventories consisted of the following:

(in thousands)	April 26, 2013	October 26, 2012
Finished goods	$968,153	$762,853
Work in process	324,053	437,234
Raw materials	73,814	215,368
	$1,366,020	$1,415,455

5.	Warranties
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
The following table reconciles the changes in the product warranty reserve:

	Quarter Ended		Six Months Ended
(in thousands)	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Balance, beginning of period	$87,427	$101,816	$100,646	$82,737
Accrual for warranty expensed during the period	12,442	14,546	24,921	25,901
Settlements made during the period	(15,455)	(14,577)	(40,708)	(22,033)
Effect of foreign currency translation	(723)	644	(1,168)	27
Adjusted acquired warranty accrual	—	—	—	15,797
Balance, end of period	$83,691	$102,429	$83,691	$102,429
An adjustment was made in the first quarter of fiscal 2012 to reflect a change in the liability of $10.0 million for pre-existing warranties related to the mining equipment business of LeTourneau Technologies, Inc., now known as LeTourneau Technologies LLC, ("LeTourneau"), which was acquired in fiscal 2011.

6.	Borrowings and Credit Facilities
Direct borrowings and capital lease obligations consisted of the following:

(in thousands)	April 26, 2013	October 26, 2012
Domestic:
Term Loan due 2016	$437,500	$462,500
6.0% Senior Notes due 2016	248,544	248,360
5.125% Senior Notes due 2021	496,260	496,088
6.625% Senior Notes due 2036	148,479	148,466
Credit Agreement	28,000	—
Other secured borrowings	1,429	1,637
Foreign:
Capital leases	39	41
Short-term notes payable	9,396	14,849
	1,369,647	1,371,941
Less: Amounts due within one year	(59,872)	(65,316)
Long-term obligations	$1,309,775	$1,306,625

On October 12, 2012, we entered into a $1.0 billion unsecured revolving credit facility that matures on November 12, 2017 (as amended, the "Credit Agreement"). Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $700.0 million revolving credit agreement dated October 27, 2010 (the "Prior Credit

Agreement"), that was set to expire on November 3, 2014. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.1% to 0.325% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans will bear interest for a period from the applicable borrowing date until a date one or two weeks or one, two, three, or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans will bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," and (c) a daily rate equal to the Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans will bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital when the consolidated leverage ratio exceeds a stated level amount. At April 26, 2013, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or returns of capital.
In connection with our entry into the Credit Agreement, we terminated the Prior Credit Agreement and used a portion of the proceeds available under the Credit Agreement to repay our $250.0 million term loan credit agreement, dated as of October 31, 2011 (the "Further Term Loan"), which was to have matured in June 2016. The Further Term Loan was drawn in full on February 10, 2012, in conjunction with the settlement of the IMM tender offer. Concurrent with our entry into the Credit Agreement, all amounts outstanding under the Prior Credit Agreement and Further Term Loan were repaid in full.
At April 26, 2013, there was $28.0 million in outstanding direct borrowings under the Credit Agreement. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $322.5 million. At April 26, 2013, there was $649.5 million available for borrowings under the Credit Agreement.
On June 16, 2011, we entered into a credit agreement, which matures June 16, 2016, and provided for a $500.0 million term loan commitment (the “Term Loan”), which was drawn in full to partially finance the fiscal 2011 acquisition of LeTourneau. The Term Loan requires quarterly principal payments and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. At April 26, 2013, we were in compliance with all financial covenants of the Term Loan.
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
The total share-based compensation expense we recognized for the quarters ended April 26, 2013 and April 27, 2012 was $10.7 million and $7.2 million, respectively. The total share-based compensation expense we recognized for the six months ended April 26, 2013 and April 27, 2012 was $18.3 million and $14.4 million, respectively. The total share-based compensation expense is reflected in our Condensed Consolidated Statement of Cash Flows in Operating Activities under the heading Other adjustments to continuing operations, net.
The corresponding deferred tax asset recognized related to the share-based compensation expense was $3.1 million and $2.2 million for the quarters ended April 26, 2013 and April 27, 2012, respectively. The corresponding deferred tax asset recognized related to the share-based compensation expense was $5.2 million and $4.4 million for the six months ended April 26, 2013 and April 27, 2012, respectively.

8.	Retiree Benefits
The components of the net periodic pension and other postretirement benefits expense recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
(in thousands)	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Service cost	$2,848	$5,062	$187	$250
Interest cost	19,536	20,056	282	363
Expected return on assets	(25,604)	(24,777)	(102)	(90)
Amortization of:
Prior service cost	152	292	(7)	13
Actuarial loss (gain)	4,668	4,749	(186)	(299)
Curtailment loss	—	1,077	—	—
Net periodic benefit cost	$1,600	$6,459	$174	$237

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
(in thousands)	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Service cost	$5,695	$10,475	$542	$500
Interest cost	39,047	41,243	584	726
Expected return on assets	(51,208)	(49,200)	(214)	(180)
Amortization of:
Prior service cost	305	653	35	26
Actuarial loss (gain)	14,529	16,832	(417)	(598)
Curtailment loss	—	1,077	—	—
Net periodic benefit cost	$8,368	$21,080	$530	$474

The actuarial loss (gain) arises from differences in estimates and actual experiences for certain assumptions including changes in discount rate and expected return on assets. Through April 26, 2013, we have contributed $92.2 million to our defined benefit employee pension plans in fiscal 2013 and we plan to contribute approximately $180.0 million to $190.0 million for the full fiscal year.
On February 28, 2012 a modification was made to the Joy Global Pension Plan, freezing benefits for all salaried and non-bargained hourly participants effective May 1, 2012. We recorded a curtailment charge of $1.1 million in the second quarter of fiscal 2012 in conjunction with the freeze.

9.	Derivatives
We enter into derivative contracts that are foreign currency forward contracts to hedge the risks of certain identified and anticipated transactions in currencies other than the functional currency of the respective operating unit. The types of risks hedged are those arising from the variability of future earnings and cash flows caused by fluctuations in foreign currency exchange rates. These contracts are for forecasted transactions and committed receivables and payables denominated in foreign currencies and are not entered into for speculative purposes. Consequently, any market-related loss on the forward contract would be offset by changes in the value of the hedged item, and, as a result, we are generally not exposed to net market risk associated with these instruments.
We are exposed to certain foreign currency risks in the normal course of our global business operations. For derivative contracts that are designated and qualify for a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the income statement on the line associated with the underlying transaction for the period(s) in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by June 2014. Ineffectiveness related to these derivative contracts was recorded in the Condensed Consolidated Statement of Income as gains of $0.4 million for each of the quarters ended April 26, 2013 and April 27, 2012. Ineffectiveness related to these derivative contracts was recorded in the Condensed Consolidated Statement of Income as a gain of $0.7 million and a gain of $1.6 million for the six months ended April 26, 2013 and April 27, 2012, respectively.
For derivative contracts that are designated and qualify as a fair value hedge, gain or loss is recorded in the Condensed Consolidated Statement of Income under the heading Cost of sales. For the quarters ended April 26, 2013 and April 27, 2012, we recorded a loss of $0.6 million and a loss of $2.3 million, respectively, in the Condensed Consolidated Statement of Income related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying receivables. For the six months ended April 26, 2013 and April 27, 2012, we recorded a loss of $1.2 million and a loss of $3.2 million, respectively, in the Condensed Consolidated Statement of Income related to fair value hedges, which were offset by foreign exchange fluctuations of the underlying receivables.
For derivative contracts entered into to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Condensed Consolidated Statement of Income under the heading Cost of sales. For the quarters ended April 26, 2013 and April 27, 2012, we recorded a loss of $1.6 million and a gain of $1.1 million, respectively, in the Condensed Consolidated Statement of Income related to undesignated hedges, which were offset by foreign exchange fluctuations. For the six months ended April 26, 2013 and April 27, 2012, we recorded a loss of $3.2 million and a gain of $1.1 million, respectively, in the Condensed Consolidated Statement of Income related to undesignated hedges, which were offset by foreign exchange fluctuations.
The following table summarizes the effect of cash flow hedges on the Condensed Consolidated Financial Statements:

(in thousands)	Effective Portion
	Amount of Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
Derivative Hedging Relationship		Location	Amount
Foreign currency forward contracts
Quarter ended April 26, 2013	$1,250	Cost of sales	$2,408
		Sales	(189)
Six months ended April 26, 2013	$4,559	Cost of sales	$3,622
		Sales	(182)
Quarter ended April 27, 2012	$(1,076)	Cost of sales	$1,307
		Sales	193
Six months ended April 27, 2012	$658	Cost of sales	$2,107
		Sales	(41)
We are exposed to credit risk in the event of nonperformance by counterparties to the forward contracts. The contract amount, along with other terms of the forward, determines the amount and timing of amounts to be exchanged, and the contract is generally subject to credit risk only when it has a positive fair value.

10.	Equity and Noncontrolling Interest
We had a noncontrolling interest of $16.4 million as of April 27, 2012. Changes in equity attributable to the noncontrolling interest consisted of the following:

	Quarter Ended	Six Months Ended
(in thousands)	April 27, 2012	April 27, 2012
Beginning balance	$430,652	$—
Acquisition of controlling interest in IMM	—	437,654
Comprehensive income:
Net income attributable to noncontrolling interest	33	142
Currency translation adjustment attributable to noncontrolling interest	4	4
Total comprehensive income	37	146
Purchase of IMM shares from noncontrolling interest	(414,302)	(421,413)
Ending balance	$16,387	$16,387

We completed the compulsory acquisition of IMM on July 25, 2012, which eliminated the noncontrolling interest.

11.	Basic and Diluted Net Income Per Share
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
The following table sets forth the computation of basic and diluted net income per share.

	Quarter Ended		Six Months Ended
(in thousands, except per share data)	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Numerator:
Income from continuing operations available to common shareholders	$181,779	$217,919	$323,918	$360,329
Loss from discontinued operations available to common shareholders	(223)	(4,331)	(225)	(4,389)
Net income available to common shareholders	$181,556	$213,588	$323,693	$355,940
Denominator:
Denominator for basic net income per share -
Weighted average shares	106,426	105,951	106,334	105,678
Effect of dilutive securities:
Stock options, restricted stock units and performance shares	987	1,032	991	1,190
Denominator for diluted net income per share -
Adjusted weighted average shares and assumed conversions	107,413	106,983	107,325	106,868
Basic earnings (loss) per share:
Continuing operations	$1.71	$2.06	$3.05	$3.41
Discontinued operations	—	(0.04)	—	(0.04)
Net income	$1.71	$2.02	$3.05	$3.37
Diluted earnings (loss) per share:
Continuing operations	$1.69	$2.04	$3.02	$3.37
Discontinued operations	—	(0.04)	—	(0.04)
Net income	$1.69	$2.00	$3.02	$3.33
Options to purchase a weighted average of 1.5 million and 0.9 million shares were excluded from the calculations of diluted net income per share for the quarters ended April 26, 2013 and April 27, 2012, respectively, as the effect would have been antidilutive. Options to purchase a weighted average of 1.2 million and 0.8 million shares were excluded from the calculations of diluted net income per share for the six months ended April 26, 2013 and April 27, 2012, respectively, as the effect would have been antidilutive.

12.	Fair Value Measurements

GAAP establishes a three-level fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability as follows:
Level 1: Quoted prices in active markets for identical instruments;
Level 2: Inputs, other than quoted prices in active markets, that are observable for the instrument either directly or indirectly or quoted prices for similar instruments in active markets; and
Level 3: Unobservable inputs for the instrument where there is little or no market data, which requires the reporting entity to develop its own assumptions.
GAAP requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.
The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of April 26, 2013 and October 26, 2012. We did not have any Level 3 assets or liabilities as of April 26, 2013 and October 26, 2012.
Fair Value Measurements
at April 26, 2013

(in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$81,105	$81,105	$81,105	$—
Other Current Assets
Derivatives	$11,050	$11,050	$—	$11,050
Other Accrued Liabilities
Derivatives	$13,283	$13,283	$—	$13,283
Long-term Obligations Including
Amounts due within One Year
Term Loan due 2016	$437,500	$436,588	$—	$436,588
6.0% Senior Notes due 2016	$248,544	$287,700	$—	$287,700
5.125% Senior Notes due 2021	$496,260	$567,200	$—	$567,200
6.625% Senior Notes due 2036	$148,479	$175,995	$—	$175,995
Credit Agreement	$28,000	$28,000	$—	$28,000
Fair Value Measurements
at October 26, 2012

(in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$49,513	$49,513	$49,513	$—
Other Current Assets
Derivatives	$16,780	$16,780	$—	$16,780
Other Accrued Liabilities
Derivatives	$7,095	$7,095	$—	$7,095
Long-term Obligations Including
Amounts due within One Year
Term Loan due 2016	$462,500	$458,954	$—	$458,954
6.0% Senior Notes due 2016	$248,360	$285,500	$—	$285,500
5.125% Senior Notes due 2021	$496,088	$552,150	$—	$552,150
6.625% Senior Notes due 2036	$148,466	$175,605	$—	$175,605
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash equivalents: The carrying value of cash equivalents approximates fair value based on the short-term nature of these instruments.
Derivatives: The fair value of forward foreign exchange contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.
Term Loan: The fair value of the Term Loan is estimated using discounted cash flows and market conditions.
Senior Notes: The fair market value of the senior notes is estimated based on market quotations of similar instruments at the respective period end.
Credit Agreement: The carrying value of the revolving credit facility approximates fair value based on the short-term nature of these borrowings.

13.	Contingent Liabilities
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including approximately 2,800 asbestos and silica-related cases), employment, and commercial matters. Also, as a normal part of operations, our subsidiaries undertake contractual obligations, warranties, and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect the results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity.
On April 26, 2013, we were contingently liable to banks, financial institutions, and others for approximately $342.8 million for outstanding standby letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $342.8 million, approximately $14.5 million relates to surety bonds and $7.5 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.
From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

14.	Segment Information
We operate in two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Crushing and conveying operating results related to surface applications are reported as part of the Surface Mining Equipment segment, while total crushing and conveying operating results are included with the Underground Mining Machinery segment. Eliminations consist of the surface applications of crushing and conveying included in both operating segments. On December 29, 2011, we obtained control of IMM. IMM is a leading designer and manufacturer of underground coal mining equipment in China. The results of operations for IMM have been included in the Underground Mining Machinery segment since December 29, 2011.

(In thousands)	Underground Mining Machinery	Surface Mining Equipment	Corporate	Eliminations	Total
Quarter ended April 26, 2013
Net sales	$681,914	$712,796	$—	$(34,275)	$1,360,435
Operating income (loss)	137,222	165,643	(16,647)	(7,585)	278,633
Interest	—	—	(15,185)	—	(15,185)
Income (loss) from continuing operations before income taxes	$137,222	$165,643	$(31,832)	$(7,585)	$263,448
Depreciation and amortization	$16,221	$11,837	$720	$—	$28,778
Capital expenditures	12,362	18,660	1,391	—	32,413
Total assets	$3,991,240	$2,096,918	$100,344	$—	$6,188,502

Quarter ended April 27, 2012
Net sales	$886,552	$692,345	$—	$(37,837)	$1,541,060
Operating income (loss)	201,920	155,619	(15,709)	(8,393)	333,437
Interest	—	—	(17,120)	—	(17,120)
Income (loss) from continuing operations before income taxes	$201,920	$155,619	$(32,829)	$(8,393)	$316,317
Depreciation and amortization	$36,240	$16,641	$684	$—	$53,565
Capital expenditures	35,094	28,083	1,480	—	64,657
Total assets	$3,872,827	$2,147,055	$202,707	$—	$6,222,589

Six months ended April 26, 2013
Net sales	$1,272,024	$1,318,279	$—	$(79,991)	$2,510,312
Operating income (loss)	249,105	301,323	(29,479)	(21,164)	499,785
Interest	—	—	(30,338)	—	(30,338)
Income (loss) from continuing operations before income taxes	$249,105	$301,323	$(59,817)	$(21,164)	$469,447
Depreciation and amortization	$22,763	$24,679	$1,431	$—	$48,873
Capital expenditures	51,805	32,388	2,808	—	87,001
Total assets	$3,991,240	$2,096,918	$100,344	$—	$6,188,502

Six months ended April 27, 2012
Net sales	$1,525,855	$1,224,651	$—	$(73,245)	$2,677,261
Operating income (loss)	333,428	252,829	(22,568)	(16,506)	547,183
Interest	—	—	(33,197)	—	(33,197)
Income (loss) from continuing operations before income taxes	$333,428	$252,829	$(55,765)	$(16,506)	$513,986
Depreciation and amortization	$46,215	$33,398	$731	$—	$80,344
Capital expenditures	51,020	59,991	3,081	—	114,092
Total assets	$3,872,827	$2,147,055	$202,707	$—	$6,222,589

15.	Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU No. 2013-02 requires presentation, either in a single note or parenthetically on the face of the financial statements, of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, cross references to the related footnote for additional information would be appropriate. ASU 2013-02 will be effective for the first quarter of fiscal

2014. The adoption of this guidance will have no impact on our financial condition or results of operations but will impact the presentation of the financial statements. We are currently evaluating our presentation options.
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
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity or in the footnotes. All non-owner changes in shareholder's equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 was effective for the Company beginning in the first quarter of fiscal 2013. The adoption of this guidance had no impact on our financial condition or results of operations but impacted the presentation of comprehensive income in the financial statements.

16.	Subsidiary Guarantors
The following tables present condensed consolidated financial information of continuing operations as of April 26, 2013 and October 26, 2012 and for the quarters and six months ended April 26, 2013 and April 27, 2012 for: (a) the Company; (b) on a combined basis, the guarantors of the Term Loan and of the 2016 Notes and 2036 Notes issued in November 2006, which include the significant domestic operations of Joy Technologies LLC, P&H Mining Equipment Inc., N.E.S. Investment Co., Continental Crushing & Conveying Inc., LeTourneau Technologies LLC, and certain immaterial wholly owned subsidiaries of LeTourneau Technologies LLC (the “Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the “Non-Guarantor Subsidiaries”).
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

Condensed Consolidating Statements of Income
Quarter ended April 26, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$816,797	$898,483	$(354,845)	$1,360,435
Cost of sales	—	578,803	622,410	(292,034)	909,179
Product development, selling and administrative expenses	16,608	79,826	76,519	—	172,953
Other (income) expense	—	6,785	(7,115)	—	(330)
Operating income (loss)	(16,608)	151,383	206,669	(62,811)	278,633
Intercompany items	26,889	(23,967)	(26,876)	23,954	—
Interest income (expense), net	(10,355)	477	(5,307)	—	(15,185)
Income (loss) from continuing operations before income taxes and equity	(74)	127,893	174,486	(38,857)	263,448
Provision (benefit) for income taxes	(11,361)	66,819	26,211	—	81,669
Equity in income of subsidiaries	170,492	106,652	—	(277,144)	—
Income from continuing operations	$181,779	$167,726	$148,275	$(316,001)	$181,779

Quarter ended April 27, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$864,474	$1,023,405	$(346,819)	$1,541,060
Cost of sales	—	589,484	724,402	(283,197)	1,030,689
Product development, selling and administrative expenses	15,664	85,933	80,436	—	182,033
Other (income) expense	—	4,276	(9,375)	—	(5,099)
Operating income (loss)	(15,664)	184,781	227,942	(63,622)	333,437
Intercompany items	17,770	(16,943)	(21,378)	20,551	—
Interest (expense) income, net	(17,839)	62	657	—	(17,120)
Income (loss) from continuing operations before income taxes and equity	(15,733)	167,900	207,221	(43,071)	316,317
Provision (benefit) for income taxes	(19,890)	85,957	32,298	—	98,365
Equity in income of subsidiaries	213,795	113,919	—	(327,714)	—
Income from continuing operations	217,952	195,862	174,923	(370,785)	217,952
Income from continuing operations attributable to noncontrolling interest	(33)	$—	$(33)	$33	$(33)
Income from continuing operations attributable to Joy Global Inc.	$217,919	$195,862	$174,890	$(370,752)	$217,919

Six months ended April 26, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,417,753	$1,776,004	$(683,445)	$2,510,312
Cost of sales	—	989,446	1,243,530	(550,648)	1,682,328
Product development, selling and administrative expenses	29,410	153,943	146,881	—	330,234
Other (income) expense	—	15,961	(17,996)	—	(2,035)
Operating income (loss)	(29,410)	258,403	403,589	(132,797)	499,785
Intercompany items	58,009	(43,815)	(62,533)	48,339	—
Interest income (expense), net	(32,925)	574	2,013	—	(30,338)
Income (loss) from continuing operations before income taxes and equity	(4,326)	215,162	343,069	(84,458)	469,447
Provision (benefit) for income taxes	(20,637)	123,865	42,301	—	145,529
Equity in income of subsidiaries	307,607	196,610	—	(504,217)	—
Income from continuing operations	$323,918	$287,907	$300,768	$(588,675)	$323,918

Six months ended April 27, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,572,717	$1,775,349	$(670,805)	$2,677,261
Cost of sales	—	1,078,833	1,262,291	(537,659)	1,803,465
Product development, selling and administrative expenses	42,659	168,636	142,094	—	353,389
Other (income) expense	—	12,140	(38,916)	—	(26,776)
Operating income (loss)	(42,659)	313,108	409,880	(133,146)	547,183
Intercompany items	32,493	(24,378)	(54,131)	46,016	—
Interest (expense) income, net	(34,532)	164	1,171	—	(33,197)
Income (loss) from continuing operations before income taxes and equity	(44,698)	288,894	356,920	(87,130)	513,986
Provision (benefit) for income taxes	(33,132)	133,324	53,323	—	153,515
Equity in income of subsidiaries	372,037	171,482	—	(543,519)	—
Income from continuing operations	360,471	327,052	303,597	(630,649)	360,471
Income from continuing operations attributable to noncontrolling interest	(142)	$—	$(142)	$142	$(142)
Income from continuing operations attributable to Joy Global Inc.	$360,329	$327,052	$303,455	$(630,507)	$360,329

Condensed Consolidating Balance Sheets:
As of April 26, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$92,611	$1,070,719	$2,147,054	$(198,777)	$3,111,607
Property, plant and equipment, net	15,317	387,048	487,707	—	890,072
Goodwill and intangible assets, net	—	810,093	1,169,895	—	1,979,988
Other assets	4,379,517	2,707,230	1,991,845	(8,871,757)	206,835
Total assets	$4,487,445	$4,975,090	$5,796,501	$(9,070,534)	$6,188,502
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$81,215	$601,821	$952,388	$(53,305)	$1,582,119
Long-term obligations	1,308,784	991	—	—	1,309,775
Accrued pension costs	241,216	6,274	6,942	—	254,432
Other non-current liabilities	(20,783)	10,305	175,641	—	165,163
Total liabilities	1,610,432	619,391	1,134,971	(53,305)	3,311,489
Shareholders’ equity	2,877,013	4,355,699	4,661,530	(9,017,229)	2,877,013
Total liabilities and shareholders’ equity	$4,487,445	$4,975,090	$5,796,501	$(9,070,534)	$6,188,502

As of October 26, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$97,443	$1,145,051	$2,134,636	$(221,053)	$3,156,077
Property, plant and equipment, net	12,515	378,274	442,073	—	832,862
Goodwill and intangible assets, net	—	818,435	1,153,147	—	1,971,582
Other assets	4,178,760	2,528,849	1,803,046	(8,328,673)	181,982
Total assets	$4,288,718	$4,870,609	$5,532,902	$(8,549,726)	$6,142,503
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$106,207	$704,191	$1,038,751	$(81,479)	$1,767,670
Current liabilities of discontinued operations	—	46,693	(33,546)	—	13,147
Long-term obligations	1,305,413	1,212	—	—	1,306,625
Accrued pension costs	322,310	6,589	6,914	—	335,813
Other non-current liabilities	(22,401)	10,205	154,255	—	142,059
Total liabilities	1,711,529	768,890	1,166,374	(81,479)	3,565,314
Shareholders’ equity	2,577,189	4,101,719	4,366,528	(8,468,247)	2,577,189
Total liabilities and shareholders’ equity	$4,288,718	$4,870,609	$5,532,902	$(8,549,726)	$6,142,503
Condensed Consolidating Statements of Cash Flows:
Six months ended April 26, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities of continuing operations	$26,790	$17,700	$48,785	$93,275
Net cash used by operating activities of discontinued operations	—	—	(2,372)	(2,372)
Net cash provided by operating activities	26,790	17,700	46,413	90,903
Net cash used by investing activities	(2,878)	(20,394)	(61,612)	(84,884)
Net cash used by financing activities	(27,202)	(209)	(5,575)	(32,986)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,031)	(2,031)
Decrease in cash and cash equivalents	(3,290)	(2,903)	(22,805)	(28,998)
Cash and cash equivalents at beginning of period	3,459	6,628	253,786	263,873
Cash and cash equivalents at end of period	$169	$3,725	$230,981	$234,875

Six months ended April 27, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities of continuing operations	$(60,722)	$75,409	$81,760	$96,447
Net cash used by operating activities of discontinued operations	—	(10,158)	—	(10,158)
Net cash provided (used) by operating activities	(60,722)	65,251	81,760	86,289
Investing Activities:
Acquisition of controlling interest in International Mining Machinery, net of cash acquired	(1,012,361)	—	72,912	(939,449)
Withdrawal of cash held in escrow	849,700	—	—	849,700
Other investing activities	(3,166)	(65,591)	(43,786)	(112,543)
Net cash (used) provided by investing activities	(165,827)	(65,591)	29,126	(202,292)
Net cash provided (used) by financing activities	226,659	(199)	(4,773)	221,687
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,028)	(3,028)
Increase (decrease) in cash and cash equivalents	110	(539)	103,085	102,656
Cash and cash equivalents at beginning of period	100,181	16,152	171,988	288,321
Cash and cash equivalents at end of period	$100,291	$15,613	$275,073	$390,977

17.	Supplemental Subsidiary Guarantors
The following tables present condensed consolidated financial information as of April 26, 2013 and October 26, 2012 and for the quarters and six months ended April 26, 2013 and April 27, 2012 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and the 2021 Notes issued in October 2011, which include Joy Technologies LLC, P&H Mining Equipment Inc., N.E.S. Investment Co., Continental Crushing & Conveying Inc. and LeTourneau Technologies LLC (the “Supplemental Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”).
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

Condensed Consolidating Statements of Income
Quarter ended April 26, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$811,365	$903,915	$(354,845)	$1,360,435
Cost of sales	—	572,800	628,413	(292,034)	909,179
Product development, selling and administrative expenses	16,608	79,342	77,003	—	172,953
Other (income) expense	—	6,730	(7,060)	—	(330)
Operating income (loss)	(16,608)	152,493	205,559	(62,811)	278,633
Intercompany items	26,889	(23,967)	(26,876)	23,954	—
Interest income (expense), net	(10,355)	447	(5,277)	—	(15,185)
Income (loss) from continuing operations before income taxes and equity	(74)	128,973	173,406	(38,857)	263,448
Provision (benefit) for income taxes	(11,361)	67,608	25,422	—	81,669
Equity in income of subsidiaries	170,492	106,652	—	(277,144)	—
Income from continuing operations	$181,779	$168,017	$147,984	$(316,001)	$181,779

Quarter ended April 27, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$837,708	$1,050,171	$(346,819)	$1,541,060
Cost of sales	—	570,244	743,642	(283,197)	1,030,689
Product development, selling and administrative expenses	15,664	82,216	84,153	—	182,033
Other (income) expense	—	4,395	(9,494)	—	(5,099)
Operating income (loss)	(15,664)	180,853	231,870	(63,622)	333,437
Intercompany items	17,770	(16,943)	(21,378)	20,551	—
Interest (expense) income, net	(17,839)	69	650	—	(17,120)
Income (loss) from continuing operations before income taxes and equity	(15,733)	163,979	211,142	(43,071)	316,317
Provision (benefit) for income taxes	(19,890)	85,957	32,298	—	98,365
Equity in income of subsidiaries	213,795	117,840	—	(331,635)	—
Income from continuing operations	217,952	195,862	178,844	(374,706)	217,952
Income from continuing operations attributable to noncontrolling interest	(33)	—	(33)	33	(33)
Income from continuing operations attributable to Joy Global Inc.	$217,919	$195,862	$178,811	$(374,673)	$217,919

Six months ended April 26, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,412,321	$1,781,436	$(683,445)	$2,510,312
Cost of sales	—	983,443	1,249,533	(550,648)	1,682,328
Product development, selling and administrative expenses	29,410	153,459	147,365	—	330,234
Other (income) expense	—	15,906	(17,941)	—	(2,035)
Operating income (loss)	(29,410)	259,513	402,479	(132,797)	499,785
Intercompany items	58,009	(43,815)	(62,533)	48,339	—
Interest income (expense), net	(32,925)	544	2,043	—	(30,338)
Income (loss) from continuing operations before income taxes and equity	(4,326)	216,242	341,989	(84,458)	469,447
Provision (benefit) for income taxes	(20,637)	124,654	41,512	—	145,529
Equity in income of subsidiaries	307,607	196,610	—	(504,217)	—
Income from continuing operations	$323,918	$288,198	$300,477	$(588,675)	$323,918

Six months ended April 27, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,545,951	$1,802,115	$(670,805)	$2,677,261
Cost of sales	—	1,059,593	1,281,531	(537,659)	1,803,465
Product development, selling and administrative expenses	42,659	164,919	145,811	—	353,389
Other (income) expense	—	12,259	(39,035)	—	(26,776)
Operating income (loss)	(42,659)	309,180	413,808	(133,146)	547,183
Intercompany items	32,493	(24,378)	(54,131)	46,016	—
Interest (expense) income, net	(34,532)	171	1,164	—	(33,197)
Income (loss) from continuing operations before income taxes and equity	(44,698)	284,973	360,841	(87,130)	513,986
Provision (benefit) for income taxes	(33,132)	133,324	53,323	—	153,515
Equity in income of subsidiaries	372,037	175,403	—	(547,440)	—
Income from continuing operations	360,471	327,052	307,518	(634,570)	360,471
Income from continuing operations attributable to noncontrolling interest	(142)	—	(142)	142	(142)
Income from continuing operations attributable to Joy Global Inc.	$360,329	$327,052	$307,376	$(634,428)	$360,329

Condensed Consolidating Balance Sheets:
As of April 26, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$92,611	$1,058,405	$2,159,368	$(198,777)	$3,111,607
Property, plant and equipment, net	15,317	385,046	489,709	—	890,072
Goodwill and intangible assets, net	—	810,093	1,169,895	—	1,979,988
Other assets	4,379,517	2,710,655	1,988,420	(8,871,757)	206,835
Total assets	$4,487,445	$4,964,199	$5,807,392	$(9,070,534)	$6,188,502
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$81,215	$600,827	$953,382	$(53,305)	$1,582,119
Long-term obligations	1,308,784	991	—	—	1,309,775
Accrued pension costs	241,216	6,274	6,942	—	254,432
Other non-current liabilities	(20,783)	10,305	175,641	—	165,163
Total liabilities	1,610,432	618,397	1,135,965	(53,305)	3,311,489
Shareholders’ equity	2,877,013	4,345,802	4,671,427	(9,017,229)	2,877,013
Total liabilities and shareholders’ equity	$4,487,445	$4,964,199	$5,807,392	$(9,070,534)	$6,188,502

As of October 26, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$97,443	$1,129,867	$2,149,820	$(221,053)	$3,156,077
Property, plant and equipment, net	12,515	374,324	446,023	—	832,862
Goodwill and intangible assets, net	—	818,435	1,153,147	—	1,971,582
Other assets	4,178,760	2,517,019	1,814,876	(8,328,673)	181,982
Total assets	$4,288,718	$4,839,645	$5,563,866	$(8,549,726)	$6,142,503
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$106,207	$701,676	$1,041,266	$(81,479)	$1,767,670
Current liabilities of discontinued operations	—	46,693	(33,546)	—	13,147
Long-term obligations	1,305,413	1,212	—	—	1,306,625
Accrued pension costs	322,310	6,589	6,914	—	335,813
Other non-current liabilities	(22,401)	10,205	154,255	—	142,059
Total liabilities	1,711,529	766,375	1,168,889	(81,479)	3,565,314
Shareholders’ equity	2,577,189	4,073,270	4,394,977	(8,468,247)	2,577,189
Total liabilities and shareholders’ equity	$4,288,718	$4,839,645	$5,563,866	$(8,549,726)	$6,142,503

Condensed Consolidating Statements of Cash Flows:
Six months ended April 26, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities of continuing operations	$26,790	$22,991	$43,494	$93,275
Net cash used by operating activities of discontinued operations	—	(2,372)	—	(2,372)
Net cash provided by operating activities	26,790	20,619	43,494	90,903
Net cash used by investing activities	(2,878)	(23,313)	(58,693)	(84,884)
Net cash used by financing activities	(27,202)	(209)	(5,575)	(32,986)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,031)	(2,031)
Decrease in cash and cash equivalents	(3,290)	(2,903)	(22,805)	(28,998)
Cash and cash equivalents at beginning of period	3,459	6,628	253,786	263,873
Cash and cash equivalents at end of period	$169	$3,725	$230,981	$234,875

Six months ended April 27, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided (used) by operating activities of continuing operations	$(60,722)	$72,552	$84,617	$96,447
Net cash used by operating activities of discontinued operations	—	(10,158)	—	(10,158)
Net cash provided (used) by operating activities	(60,722)	62,394	84,617	86,289
Investing Activities:
Acquisition of controlling interest in International Mining Machinery, net of cash acquired	(1,012,361)	—	72,912	(939,449)
Withdrawal of cash held in escrow	849,700	—	—	849,700
Other investing activities	(3,166)	(65,757)	(43,620)	(112,543)
Net cash (used) provided by investing activities	(165,827)	(65,757)	29,292	(202,292)
Net cash provided (used) by financing activities	226,659	(199)	(4,773)	221,687
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,028)	(3,028)
Increase (decrease) in cash and cash equivalents	110	(3,562)	106,108	102,656
Cash and cash equivalents at beginning of period	100,181	16,152	171,988	288,321
Cash and cash equivalents at end of period	$100,291	$12,590	$278,096	$390,977

18.	Subsequent Events
On May 20, 2013, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend will be paid on June 18, 2013 to all shareholders of record at the close of business on June 4, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. Dollar amounts are in thousands, except per share data and as indicated.

Overview
Joy Global Inc. is a leading manufacturer and servicer of high-productivity mining equipment for the extraction of coal and other minerals and ores. We manufacture and market original equipment and aftermarket parts and services for both underground and surface mining and certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground Mining Machinery and Surface Mining Equipment. We are a major manufacturer of underground mining machinery for the extraction of coal and other bedded minerals and offer comprehensive service locations near major mining regions worldwide. We are also a major producer of surface mining equipment for the extraction of ores and minerals and we provide extensive operational support for many types of equipment used in surface mining. Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania, Wisconsin, Texas and Alabama, and internationally, including facilities in China, the United Kingdom, South Africa, and Australia.
Operating Results
Net sales in the second quarter of 2013 were $1.4 billion, compared to $1.5 billion in the second quarter of 2012. The 11.7% decrease in net sales in the current year second quarter included a $120.0 million decrease in original equipment sales and a $60.6 million decrease in aftermarket sales. Original equipment and aftermarket shipments were lower in all regions except South America and Africa. Compared to the prior year second quarter, net sales in the second quarter of 2013 included a $21.0 million unfavorable effect of foreign currency translation.
Operating income in the second quarter of 2013 was $278.6 million, compared to $333.4 million in the second quarter of 2012. The 16.4% decrease in operating income in the current year second quarter is due to lower sales volumes, partially offset by favorable product mix, decreased period costs and lower product development, selling and administrative expenses. Restructuring activities continued in the quarter to align the company's cost structure with anticipated demand.
Income from continuing operations attributable to Joy Global Inc. was $181.8 million, or $1.69 per diluted share, in the second quarter of 2013, compared to $217.9 million, or $2.04 per diluted share, in the second quarter of 2012.
Bookings in the second quarter of 2013 were $1.1 billion, compared to $1.2 billion in the second quarter of 2012. The 8.3% decrease in bookings in the current year second quarter is made up of a $7.9 million increase in original equipment bookings, due in part to a longwall system order sold into the U.S., offset by a $110.4 million decrease in aftermarket bookings. Original equipment bookings decreased in all regions except for North America and Africa, and aftermarket orders decreased in all regions except Africa. Compared to the prior year second quarter, bookings in the second quarter of 2013 included a $44.1 million unfavorable effect of foreign currency translation.
Net sales in the first six months of 2013 were $2.5 billion, compared to $2.7 billion in the first six months of 2012. The 6.2% decrease in net sales in the first six months of the current year included a $102.8 million decrease in original equipment sales and a $64.2 million decrease in aftermarket sales. Original equipment and aftermarket shipments were lower in North America, Eurasia, and China. Compared to the first six months of the prior year, net sales in the first six months of 2013 included a $16.9 million unfavorable effect of foreign currency translation.
Operating income in the first six months of 2013 was $499.8 million, compared to $547.2 million in the first six months of 2012. The 8.7% decrease in operating income in the first six months of the current year is due to lower sales volumes, partially offset by favorable product mix, decreased period costs and lower product development, selling and administrative expenses. Restructuring activities continued in the first six months of the year to align the company's cost structure with anticipated demand.
Income from continuing operations attributable to Joy Global Inc. was $323.9 million, or $3.02 per diluted share, in the first six months of 2013, compared to $360.3 million, or $3.37 per diluted share, in the first six months of 2012.
Bookings in the first six months of 2013 were $2.2 billion, compared to $2.7 billion in the first six months of 2012. The 19.2% decrease in bookings in the first six months of the current year includes a $237.3 million decrease in original equipment sales and a $274.5 million decrease in aftermarket sales. Original equipment bookings were lower in South America, Africa, and Australia, and aftermarket bookings were lower in all regions. Compared to the first six months of the prior year, bookings in the first six months of 2013 included a $49.6 million unfavorable effect of foreign currency translation.

Market Outlook
A sluggish recovery in the U.S., lingering economic contraction in the Eurozone, and weaker than expected recovery in China continue to slow the growth of global commodity demand. These trends have been characteristic of the market for the past several quarters and are reflected in our incoming order rate over that same period. That order rate has been relatively stable, but we wait for a catalyst to accelerate demand.
The U.S. coal market was the first to correct. Those corrections are mostly completed, and demand for coal-fueled power generation is improving. Fuel switching has reversed from natural gas to coal and U.S. electricity generation is now relying on coal for a higher amount of its fuel supply. As a result, coal demand increased for the first time since 2011, with demand up compared to last year in each of the last five moths. Although the Powder River Basin was the main benefactor, most of the incremental coal burn will come from the Illinois Basin and Northern Appalachia as switching moves east to power plants that are already burning bituminous coal. Total power sector demand for coal is expected to rise this year and in 2014. Production increases will lag due to stockpile depletion and lower export volumes. Coal stockpiles are expected to return to normal levels by year end. U.S. exports are running ahead of last year, but should moderate in the second half. Exports will be down from last year, but still at a historically high level.
China's economy has not been able to get traction, and continued slowing has reduced the demand for coal. Electricity demand is growing at only half the rate of prior years, reflecting a significant deceleration in the economy. The growth rate of coal demand is expected to slow compared to the average growth rate over the last five years. Compounding this, domestic production continued to increase and has created high levels of stockpiled coal. Maintenance on the rail system to the port of Qinhuangdao limited domestic shipments and opened the door to imports in the first quarter, which were at record levels. The rail line has since reopened, and imports are expected to normalize and provide some relief to domestic supply. However, excess capacity in both the China domestic market and the seaborne market will have to compete for lower demand growth in China. Spot prices at Newcastle have stayed consistent, and China domestic prices are down this year. Both are below the industry's marginal cost, and some capacity will have to come off line to balance the market.
India's coal imports increased during their 2012/2013 financial year that ended in March. With limited ability to increase domestic production, India will continue to look to imports. A significant amount of imports are expected to fuel the growth in power generation in coastal areas.
Shifting to other commodities, steel production was up in the first calendar quarter, with most of that growth coming from China, which offset the contraction in most other markets. In addition, excess capacity globally is preventing steel makers from increasing prices. In response, producers are focused on reducing input costs, which is continuing to pressure metallurgical coal prices. It is estimated that almost half of global metallurgical coal production is unprofitable at current price levels, which should force a reduction in supply. Iron ore is better off because of the high concentration of seaborne supply at the low end of the marginal cost curve. China is at the other end of the cost curve and serves as a swing supplier, keeping iron ore pricing range bound.
Copper has the best fundamentals of the mined commodities. Although new capacity is coming on line and Chile production is back after labor strikes last year, production increases will continue to be offset by supply disruptions. Two recent outages at major mines are just another example. Copper exchange stocks are up to their highest levels in ten years, but this includes an unusually high amount of copper moved from private stocks into exchange inventories. Copper inventories are at more reasonable levels when considering both exchange and private inventories. As a result, copper continues to be the preferred commodity for investment, and it continues to lead our prospect list.
In summary, mined commodities are generally in supply surplus. Corrections on the supply side have largely been taken, and now the demand must improve enough to utilize the excess capacity and move prices to incentive levels. Until then, miners will continue to be selective in deploying capital expenditures on mine expansion projects.
Company Outlook
Current market conditions are affecting both original equipment and aftermarket order streams. Commodity prices are being driven by the cost of production in all key markets, and this has materially reduced customer cash flow. For example, most coal mines in the U.S. and many coal mines in Australia are operating above cash costs but below total costs. In addition, the long term expectation for commodity prices has been lowered and it limits the number of mine expansion projects that can meet updated risk-adjusted return criteria. The combination has significantly reduced customer capital expenditure spending.
We expect customers to continue to deploy capital expenditures for mining equipment on a selective basis. They will do so to rebalance their mine portfolio by adding assets that have quick returns and which will operate low on the global cost curve. Even if prices are not at incentive levels, miners are adding high quality assets as they close older and higher cost mines to lower the operating cost across their portfolio. This is consistent with recent events in the U.S. coal market, and we expect this to play out at a more measured pace in global markets.
The prospect list of major projects that we track has declined from 2012 levels, and has stabilized over the recent few quarters. That stabilization is the result of the winding down of project re-evaluations partially offset by new projects being added. To the extent that the new projects meet more recent return thresholds, they are highly likely to proceed. We expect to see major projects coming to equipment selection in a frequency that is consistent with that seen over the past four to five quarters. As such, we can expect major project bookings in most, but not all quarters.
Aftermarket orders improved sequentially, recovering some of the first quarter's decline. The second quarter included improvement in the U.S. underground coal market, which was up sequentially after stabilizing last quarter. It has taken the U.S. underground business five quarters to adjust, stabilize and start to recover. However, the aftermarket recovery in the current quarter indicates that the correction could occur somewhat faster in the international markets. Over the longer term, we see further aftermarket upside from increased parts and services as machines we delivered in the 2010 through 2012 timeframe move into a period of higher parts consumption and scheduled rebuilds.
Our total order outlook includes the addition of new mine capacity on a selective basis partially offset by continued closures of higher cost mines nearing the end of their productive lives. Aftermarket orders should continue steadily improving to again reach their 2012 levels. Revenues at IMM have stabilized, despite the effect of Lunar New Year, and we expect continued improvement over the remainder of this year. On balance, we expect order rates to remain in the range we have experienced for the past several quarters. Any significant order rate improvement will come from an extended period of demand growth that eliminates commodity supply surpluses and supports price increases to incentive levels. We do not currently see a catalyst for this. Encouraging signs in many areas of the economy have not yet translated to the industrial sector, which is the primary source of commodity demand.
Our shipping rates have exceeded new order booking rates as we deplete backlog to meet promised delivery dates, but our ability to continue this is limited. As a result, we continue to make lowering our cost base a priority.

Results of Operations
Quarter Ended April 26, 2013 Compared With Quarter Ended April 27, 2012
Net Sales
The following table sets forth the combined net sales included in our Condensed Consolidated Statements of Income.

	Quarter Ended
In thousands	April 26, 2013	April 27, 2012	$ Change	% Change
Net Sales
Underground Mining Machinery	$681,914	$886,552	$(204,638)	(23.1)
Surface Mining Equipment	712,796	692,345	20,451	3.0
Eliminations	(34,275)	(37,837)	3,562
Total Sales	$1,360,435	$1,541,060	$(180,625)	(11.7)
Underground Mining Machinery net sales for the quarter ended April 26, 2013 were $681.9 million, compared to $886.6 million in the prior year second quarter, and included a $148.1 million decrease in original equipment sales and a $56.6 million decrease in aftermarket sales. The decrease in original equipment sales was driven by a soft U.S. coal market and lower shipments in China and Eurasia. Aftermarket sales were down in all regions except China. Foreign currency translation unfavorably impacted sales by $17.6 million.
Surface Mining Equipment net sales for the quarter ended April 26, 2013 were $712.8 million, compared to $692.3 million in the prior year second quarter, and included a $29.2 million increase in original equipment sales and a $8.7 million decrease in aftermarket sales. The increase in original equipment sales was led by strong sales into South America and Africa. Lower aftermarket sales in China and Australia were partially offset by increases in all other regions. Foreign currency translation unfavorably impacted sales by $3.4 million.
Operating Income
The following table sets forth the operating income included in our Condensed Consolidated Statements of Income.

	Quarter Ended
	April 26, 2013		April 27, 2012
	Operating		Operating
In thousands	Income	% of Net Sales	Income	% of Net Sales
Underground Mining Machinery	$137,222	20.1	$201,920	22.8
Surface Mining Equipment	165,643	23.2	155,619	22.5
Corporate Expense	(16,647)		(15,709)
Eliminations	(7,585)		(8,393)
Total Operating Income	$278,633	20.5	$333,437	21.6
Underground Mining Machinery operating income for the quarter ended April 26, 2013 was $137.2 million, compared to $201.9 million in the prior year second quarter. Operating income was unfavorably impacted by $81.2 million due to lower sales volumes, $4.1 million due to lower other income, and $1.9 million due to product mix. This was partially offset by $14.9 million due to lower period costs, of which $17.4 million related to non-recurring excess purchase accounting charges in the prior year, and $7.6 million due to lower product development, selling and administrative expenses, which included a $5.6 million increase in restructuring costs.
Surface Mining Equipment operating income for the quarter ended April 26, 2013 was $165.6 million, compared to $155.6 million in the prior year second quarter. Operating income was favorably impacted by $9.1 million due to product mix and $2.4 million due to lower product development, selling and administrative expenses, partially offset by $1.5 million due to sales volumes.
Corporate expense for the quarter ended April 26, 2013 was $16.6 million, compared to $15.7 million in the prior year second quarter. The increase in corporate expense is primarily due to increased administrative expenses of $2.5 million, partially offset by a decrease in acquisition expenses of $1.6 million.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense for the quarter ended April 26, 2013 was $173.0 million, or 12.7% of sales, compared to $182.0 million, or 11.8% of sales, in the prior year second quarter. The decrease in product development, selling and administrative expense is primarily due to operational efficiencies and cost reduction actions.
Provision for Income Taxes
The provision for income taxes for the quarter ended April 26, 2013 was $81.7 million, compared to $98.4 million in the prior year second quarter. The effective income tax rate was 31.0% for the quarter ended April 26, 2013, compared to 31.1% in the prior year second quarter.
Bookings and Backlog
Bookings represent the cumulative amount of new customer orders for original equipment and aftermarket products and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the reporting period. Customer orders included in bookings represent arrangements to purchase specific original equipment, products or services by customers who have satisfied our credit review procedures. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for the quarters ended April 26, 2013 and April 27, 2012 are as follows:

	Quarter Ended
In thousands	April 26, 2013	April 27, 2012	$ Change	% Change
Underground Mining Machinery	$711,660	$662,255	$49,405	7.5
Surface Mining Equipment	446,873	619,980	(173,107)	(27.9)
Eliminations	(29,729)	(50,865)	21,136
Total Bookings	$1,128,804	$1,231,370	$(102,566)	(8.3)
Underground Mining Machinery bookings for the quarter ended April 26, 2013 were $711.7 million, compared to $662.3 million in the prior year second quarter, and included a $129.8 million increase in original equipment bookings and a $80.4 million decrease in aftermarket bookings. The increase in original equipment bookings was due to a longwall system order sold into the U.S. Aftermarket bookings were down in all regions except Africa. Foreign currency translation unfavorably impacted bookings by $30.4 million.

Surface Mining Equipment bookings for the quarter ended April 26, 2013 were $446.9 million, compared to $620.0 million in the prior year second quarter, and included a $139.1 million decrease in original equipment bookings and a $34.0 million decrease in aftermarket bookings. Original equipment orders received in the current quarter were in North America, South America, Eurasia and Africa for copper, coal, iron ore and gold mines. Stronger aftermarket orders in Africa, China and Eurasia were more than offset by reductions in North America and Australia. Foreign currency translation unfavorably impacted bookings by $13.7 million.
Backlog represents unfilled customer orders for our original equipment and aftermarket products and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements. The backlog amounts also exclude sales already recognized by period end under the percentage-of-completion method of accounting. Customer orders included in backlog represent contracts to purchase specific original equipment, products or services by customers who have satisfied our credit review procedures. Backlog as of April 26, 2013 and October 26, 2012 is as follows:

In thousands	April 26, 2013	October 26, 2012
Underground Mining Machinery	$1,379,500	$1,341,097
Surface Mining Equipment	901,368	1,333,098
Eliminations	(73,133)	(109,644)
Total Backlog	$2,207,735	$2,564,551
Backlog was $2.2 billion as of April 26, 2013 compared to $2.6 billion as of October 26, 2012.

Six Months Ended April 26, 2013 Compared With Six Months Ended April 27, 2012
Net Sales
The following table sets forth the combined net sales included in our Condensed Consolidated Statements of Income.

	Six Months Ended
In thousands	April 26, 2013	April 27, 2012	$ Change	% Change
Net Sales
Underground Mining Machinery	$1,272,024	$1,525,855	$(253,831)	(16.6)
Surface Mining Equipment	1,318,279	1,224,651	93,628	7.6
Eliminations	(79,991)	(73,245)	(6,746)
Total Sales	$2,510,312	$2,677,261	$(166,949)	(6.2)
Underground Mining Machinery net sales for the six months ended April 26, 2013 were $1.3 billion, compared to $1.5 billion in the prior year six month period, and included a $175.6 million decrease in original equipment sales and a $78.2 million decrease in aftermarket sales. The decrease in original equipment sales was driven by a soft U.S. coal market and lower shipments in all regions except Australia. Aftermarket sales decreased in all regions except Africa, Australia and China. Foreign currency translation unfavorably impacted sales by $15.1 million.
Surface Mining Equipment net sales for the six months ended April 26, 2013 were $1.3 billion, compared to $1.2 billion in the prior year six month period, and included an $83.8 million increase in original equipment sales and a $9.8 million increase in aftermarket sales. Original equipment sales increased in South America, Africa, and Australia. Aftermarket sales increased in South America, Eurasia and Africa. Foreign currency translation unfavorably impacted sales by $1.8 million.
Operating Income
The following table sets forth the operating income included in our Condensed Consolidated Statements of Income.

	Six Months Ended
	April 26, 2013		April 27, 2012
	Operating		Operating
In thousands	Income	% of Net Sales	Income	% of Net Sales
Underground Mining Machinery	$249,105	19.6	$333,428	21.9
Surface Mining Equipment	301,323	22.9	252,829	20.6
Corporate Expense	(29,479)		(22,568)
Eliminations	(21,164)		(16,506)
Total Operating Income	$499,785	19.9	$547,183	20.4
Underground Mining Machinery operating income for the six months ended April 26, 2013 was $249.1 million, compared to $333.4 million in the prior year six month period. Operating income was unfavorably impacted by $93.0 million due to lower sales volumes, $9.6 million due to product mix, and $4.0 million due to lower other income. This was partially offset by $16.7 million due to lower period costs, of which $21.5 million related to non-recurring excess purchase accounting charges, and $5.5 million due to lower product development, selling and administrative expenses, which included a $6.0 million increase in restructuring costs.
Surface Mining Equipment operating income for the six months ended April 26, 2013 was $301.3 million, compared to $252.8 million in the prior year six month period. Operating income was favorably impacted by $23.6 million due to product mix, $16.5 million due to increased sales volumes, $4.6 million due to lower period costs, and $4.3 million due to lower product development, selling and administrative expenses, which included a $0.9 million increase in restructuring costs.
Corporate expense for the six months ended April 26, 2013 was $29.5 million, compared to $22.6 million in the prior year six month period. The increase in corporate expense is primarily due to increased administrative expenses of $2.5 million and the prior year gain of $19.4 million on the re-measurement of our equity interest in IMM upon obtaining a controlling interest, partially offset by a decrease in acquisition expenses of $15.8 million.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense for the six months ended April 26, 2013 was $330.2 million, or 13.2% of sales, compared to $353.4 million, or 13.2% of sales, in the prior year six month period. The decrease in product development, selling and administrative expense is primarily due to operational efficiencies and cost reduction actions.
Provision for Income Taxes
The provision for income taxes for the six months ended April 26, 2013 was $145.5 million, compared to $153.5 million in the prior year six month period. The effective income tax rate was 31.0% for the six months ended April 26, 2013, compared to 29.9% in the prior year six month period. The effective income tax rate excluding discrete tax adjustments was 31.0% for the six months ended April 26, 2013 and April 27, 2012.
Bookings and Backlog
Bookings represent the cumulative amount of new customer orders for original equipment and aftermarket products and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the reporting period. Customer orders included in bookings represent arrangements to purchase specific original equipment, products or services by customers who have satisfied our credit review procedures. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for the six months ended April 26, 2013 and April 27, 2012 are as follows:

	Six Months Ended
In thousands	April 26, 2013	April 27, 2012	$ Change	% Change
Underground Mining Machinery	$1,310,427	$1,484,324	$(173,897)	(11.7)
Surface Mining Equipment	949,825	1,291,118	(341,293)	(26.4)
Eliminations	(106,756)	(110,151)	3,395
Total Bookings	$2,153,496	$2,665,291	$(511,795)	(19.2)
Underground Mining Machinery bookings for the six months ended April 26, 2013 were $1.3 billion, compared to $1.5 billion in the prior year six month period, and included a $4.4 million increase in original equipment bookings and a $178.3 million decrease in aftermarket bookings. Original equipment bookings increased in all regions except Australia. Aftermarket orders decreased in all regions except Africa. Foreign currency translation unfavorably impacted bookings by $33.8 million.
Surface Mining Equipment bookings for the six months ended April 26, 2013 were $949.8 million, compared to $1.3 billion in the prior year six month period, and included a $237.6 million decrease in original equipment bookings and a $103.6 million decrease in aftermarket bookings. Original equipment bookings decreased in all regions except North America and Eurasia. Aftermarket orders decreased in all regions except Eurasia. Foreign currency translation unfavorably impacted bookings by $15.8 million.

Liquidity and Capital Resources
The following table summarizes the major elements of our working capital as of April 26, 2013 and October 26, 2012, respectively.

In thousands	April 26, 2013	October 26, 2012
Accounts receivable, net	$1,249,734	$1,229,083
Inventories	1,366,020	1,415,455
Trade accounts payable	(434,890)	(452,236)
Advance payments and progress billings	(590,743)	(669,792)
Trade Working Capital	$1,590,121	$1,522,510
Other current assets	260,978	247,666
Short-term notes payable, including current portion of long-term obligations	(59,872)	(65,316)
Employee compensation and benefits	(108,651)	(156,867)
Accrued warranties	(83,691)	(100,646)
Other accrued liabilities	(292,691)	(322,813)
Working Capital Excluding Cash and Cash Equivalents	$1,306,194	$1,124,534
Cash and Cash Equivalents	234,875	263,873
Working Capital	$1,541,069	$1,388,407
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
During the six months ended April 26, 2013, cash provided by continuing operating activities was $93.3 million, a slight decrease compared to cash provided by continuing operating activities of $96.4 million during the six months ended April 27, 2012. The primary drivers of the decrease were a reduction in advance payments resulting from a decline in original equipment order activity, a reduction in accrued liabilities resulting from the timing of income tax payments, and a reduction in accrued employee compensation and benefits, partially offset by reductions in inventory.
During the six months ended April 26, 2013, cash used by continuing investing activities was $84.9 million compared to cash used by continuing investing activities of $202.3 million during the six months ended April 27, 2012. The primary reasons for the decrease were our prior year acquisition of a controlling interest in IMM, which was mostly funded from cash held in escrow, and decreased capital expenditures.
During the six months ended April 26, 2013, cash used by continuing financing activities was $33.0 million compared to cash provided by continuing financing activities of $221.7 million during the six months ended April 27, 2012. The primary reasons for the change were the prior year proceeds received from the February 10, 2012 draw under the Further Term Loan and reduced proceeds from share-based payment awards in the current year.
On February 18, 2013, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend was paid on March 18, 2013 to all shareholders of record at the close of business on March 4, 2013. In addition, on May 20, 2013, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend will be paid on June 18, 2013 to all shareholders of record at the close of business on June 4, 2013.

Retiree Benefits
For the six months ended April 26, 2013, we have recognized $8.4 million of defined benefit pension expense compared to $21.1 million for the six months ended April 27, 2012. For the six months ended April 26, 2013, we have contributed $92.2 million to our defined benefit employee pension plans and we plan to contribute approximately $180.0 million to $190.0 million for the full fiscal year. The investment performance of the pension plans’ assets along with the movement in the discount rate used to calculate the pension plans’ liabilities will determine the amount and timing of additional contributions to the pension plans in subsequent years.
Credit Agreement
On October 12, 2012, we entered into a $1.0 billion unsecured revolving credit facility that matures on November 12, 2017. Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $700.0 million revolving credit agreement dated October 27, 2010, that was set to expire on November 3, 2014. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.1% to 0.325% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans will bear interest for a period from the applicable borrowing date until a date one or two weeks or one, two, three, or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans will bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," and (c) a daily rate equal to the Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans will bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital when the consolidated leverage ratio exceeds a stated level amount. At April 26, 2013, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or returns of capital.
In connection with our entry into the Credit Agreement, we terminated the Prior Credit Agreement and used a portion of the proceeds available under the Credit Agreement to repay our $250.0 million term loan credit agreement, dated as of October 31, 2011, which was to have matured in June 2016. The Further Term Loan was drawn in full on February 10, 2012, in conjunction with the settlement of the IMM tender offer. Concurrent with our entry into the Credit Agreement, all amounts outstanding under the Prior Credit Agreement and Further Term Loan were repaid in full.
At April 26, 2013, there was $28.0 million in outstanding direct borrowings under the Credit Agreement. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $322.5 million. At April 26, 2013, there was $649.5 million available for borrowings under the Credit Agreement.
Financial Condition
As of April 26, 2013, we had $234.9 million in cash and cash equivalents and $649.5 million available for borrowings under the Credit Agreement. Our current cash requirements include working capital, defined benefit pension contributions, capital expenditures, dividends, principal payments, and interest payments. We will also continue to evaluate strategic acquisitions, including mining-related product line additions or service extensions. Based upon our current and forecasted level of operations, we believe that cash flows from operations, together with cash and cash equivalents on hand, available borrowings under the Credit Agreement and access to capital markets will be adequate to meet our anticipated future cash requirements.
Off-Balance Sheet Arrangements
We lease various assets under operating leases. No significant changes to lease commitments have occurred since our year ended October 26, 2012. We have no other off-balance sheet arrangements, other than as disclosed in Note 13, Contingent Liabilities, to the Condensed Consolidated Financial Statements.

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
We believe our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, accrued warranties, pension and postretirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 26, 2012 for a discussion of these policies. There were no material changes to these policies during the quarter ended April 26, 2013.
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
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended April 26, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The information required by this Item is incorporated by reference from Note 13, Contingent Liabilities, to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
During the quarter ended April 26, 2013, there were no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for our fiscal year ended October 26, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

10.1
Form of Nonqualified Stock Option Agreement, dated November 1, 2012, between the registrant and each of Edward L. Doheny II and Randal W. Baker in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.2
Form of Performance Share Agreement, dated November 1, 2012, between the registrant and each of Edward L. Doheny II and Randal W. Baker in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.3
Form of Restricted Stock Unit Award Agreement, dated November 1, 2012, between the registrant and each of Edward L. Doheny II and Randal W. Baker in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.4
First Amendment to Credit Agreement, dated as of January 9, 2013, among Joy Global Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the lenders party thereto.

10.5
Form of Restricted Stock Unit Award Agreement, dated March 5, 2013, between the registrant and each of its non-employee directors in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.6
Second Amendment to Credit Agreement, dated as of March 13, 2013, among Joy Global Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and the lenders party thereto.

10.7
First Amendment to Amended and Restated Credit Agreement, dated as of March 13, 2013, among Joy Global Inc., as Borrower, certain of its domestic subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A., as Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A. and Mizuho Corporate Bank (USA), as Co-Syndication Agents, and the lenders party thereto.

10.8
Senior Executive Retention Agreement, dated March 13, 2013, between the registrant and Randal W. Baker (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 18, 2013, File No. 001-09299).

10.9
Form of Nonqualified Stock Option Agreement, dated March 16, 2013, between the registrant and each of Edward L. Doheny II and Randal W. Baker in connection with nonqualified stock options granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.10
Form of Performance Share Agreement, dated March 16, 2013, between the registrant and each of Edward L. Doheny II and Randal W. Baker in connection with performance share awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

10.11
Form of Restricted Stock Unit Award Agreement, dated March 16, 2013, between the registrant and each of Edward L. Doheny II and Randal W. Baker in connection with restricted stock unit awards granted under the Joy Global Inc. 2007 Stock Incentive Plan.

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

JOY GLOBAL INC.
(Registrant)

Date: May 31, 2013	/s/ James M. Sullivan
James M. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 31, 2013	/s/ James E. Agnew
James E. Agnew
Vice President, Controller
and Chief Accounting Officer
(Principal Accounting Officer)