Form 10-Q
period 2013-07-26
JOY GLOBAL INC
filed 2013-08-30
CIK 801898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 26, 2013
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	August 23, 2013
Common Stock, $1 par value	106,277,969

JOY GLOBAL INC.

FORM 10-Q INDEX
July 26, 2013

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

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements
JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Quarter Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Net sales	$1,320,611	$1,388,723	$3,830,923	$4,065,984
Costs and expenses:
Cost of sales	880,209	912,939	2,562,537	2,716,404
Product development, selling and administrative expenses	167,155	179,436	497,389	532,825
Other income	(1,092)	(3,127)	(3,127)	(29,903)
Operating income	274,339	299,475	774,124	846,658
Interest income	2,536	1,533	6,180	4,062
Interest expense	(16,138)	(18,335)	(50,120)	(54,061)
Income from continuing operations before income taxes	260,737	282,673	730,184	796,659
Provision for income taxes	77,550	88,291	223,079	241,806
Income from continuing operations	183,187	194,382	507,105	554,853
Income from continuing operations attributable to noncontrolling interest	—	(38)	—	(180)
Income from continuing operations attributable to Joy Global Inc.	183,187	194,344	507,105	554,673
Loss from discontinued operations, net of income taxes	—	(826)	(225)	(5,215)
Net income	183,187	193,556	506,880	549,638
Net income attributable to noncontrolling interest	—	(38)	—	(180)
Net income attributable to Joy Global Inc.	$183,187	$193,518	$506,880	$549,458
Basic earnings (loss) per share:
Continuing operations	$1.72	$1.83	$4.77	$5.24
Discontinued operations	—	(0.01)	—	(0.05)
Net income	$1.72	$1.82	$4.77	$5.19
Diluted earnings (loss) per share:
Continuing operations	$1.71	$1.82	$4.73	$5.19
Discontinued operations	—	(0.01)	—	(0.05)
Net income	$1.71	$1.81	$4.73	$5.14
Dividends per share	$0.175	$0.175	$0.525	$0.525
Weighted average shares outstanding:
Basic	106,465	106,025	106,378	105,794
Diluted	107,312	106,866	107,321	106,867
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Quarter Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Net income	$183,187	$193,556	$506,880	$549,638
Other comprehensive (loss) income:
Change in pension liability, net of taxes	4,888	5,734	14,665	27,045
Derivative instrument fair market value adjustment, net of taxes	6,371	146	1,165	(771)
Currency translation adjustment	(54,642)	(20,843)	(67,570)	(12,591)
Total other comprehensive (loss) income, net of taxes	(43,383)	(14,963)	(51,740)	13,683
Comprehensive income	139,804	178,593	455,140	563,321
Comprehensive income attributable to noncontrolling interest	—	(38)	—	(180)
Comprehensive income attributable to Joy Global Inc.	$139,804	$178,555	$455,140	$563,141
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	July 26, 2013	October 26, 2012
ASSETS
Current assets:
Cash and cash equivalents	$486,050	$263,873
Accounts receivable, net	1,114,483	1,229,083
Inventories	1,248,801	1,415,455
Other current assets	250,802	247,666
Total current assets	3,100,136	3,156,077
Property, plant and equipment, net	893,326	832,862
Other intangible assets, net	492,751	589,224
Goodwill	1,479,880	1,382,358
Deferred income taxes	36,569	67,101
Other non-current assets	186,575	114,881
Total assets	$6,189,237	$6,142,503
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term notes payable, including current portion of long-term obligations	$60,156	$65,316
Trade accounts payable	405,900	452,236
Employee compensation and benefits	123,995	156,867
Advance payments and progress billings	488,563	669,792
Accrued warranties	84,941	100,646
Other accrued liabilities	349,792	322,813
Current liabilities of discontinued operations	11,581	13,147
Total current liabilities	1,524,928	1,780,817
Long-term obligations	1,269,352	1,306,625
Accrued pension costs	236,988	335,813
Other liabilities	154,627	142,059
Total liabilities	3,185,895	3,565,314
Shareholders’ equity	3,003,342	2,577,189
Total liabilities and shareholders’ equity	$6,189,237	$6,142,503
See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	July 26, 2013	July 27, 2012
Operating Activities:
Net income	$506,880	$549,638
Loss from discontinued operations	225	5,215
Adjustments to continuing operations:
Depreciation and amortization	79,864	119,826
Deferred income taxes	12,767	26,612
Excess income tax benefit from share-based payment awards	(1,672)	(20,826)
Contributions to defined benefit employee pension plans	(115,412)	(138,055)
Defined benefit employee pension plan expense	12,553	28,578
Other adjustments to continuing operations, net	(41,667)	(28,683)
Changes in Working Capital Items Attributed to Continuing Operations, net of acquisition:
Accounts receivable, net	161,529	(97,330)
Inventories, net	69,621	(199,470)
Other current assets	(18,047)	(29,577)
Trade accounts payable	(36,178)	(44,807)
Employee compensation and benefits	(29,379)	(22,463)
Advance payments and progress billings	(152,918)	54,040
Other accrued liabilities	(5,026)	50,323
Net cash provided by operating activities of continuing operations	443,140	253,021
Net cash used by operating activities of discontinued operations	(1,567)	(15,747)
Net cash provided by operating activities	441,573	237,274
Investing Activities:
Property, plant and equipment acquired	(117,909)	(169,290)
Acquisition of controlling interest in International Mining Machinery, net of cash acquired	—	(955,917)
Withdrawal of cash held in escrow	—	866,000
Other investing activities, net	2,841	7,119
Net cash used by investing activities	(115,068)	(252,088)
Financing Activities:
Share-based payment awards	7,133	30,589
Dividends paid	(55,726)	(55,431)
Proceeds from Further Term Loan	—	250,000
Change in short and long-term obligations, net	(43,159)	(36,641)
Financing fees	—	(1,620)
Net cash (used) provided by financing activities	(91,752)	186,897
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(12,576)	(6,167)
Increase in Cash and Cash Equivalents	222,177	165,916
Cash and Cash Equivalents at Beginning of Period	263,873	288,321
Cash and Cash Equivalents at End of Period	$486,050	$454,237

See Notes to Condensed Consolidated Financial Statements.

JOY GLOBAL INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of Business
Joy Global Inc. (the “Company”) is a leading manufacturer and servicer of high-productivity mining equipment for the extraction of coal and other minerals and ores. We manufacture and market original equipment and aftermarket parts and services for both underground and surface mining and certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground Mining Machinery and Surface Mining Equipment. We are a major manufacturer of underground mining machinery for the extraction of coal and other bedded minerals and offer comprehensive service locations near major mining regions worldwide. We are also a major producer of surface mining equipment for the extraction of ores and minerals and we provide extensive operational support for many types of equipment used in surface mining. Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania, Wisconsin, Texas and Alabama, and internationally, including facilities in China, the United Kingdom, South Africa and Australia.

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
Prior to obtaining control on December 29, 2011, our investment in IMM had been accounted for under the equity method. Upon obtaining control, we applied the acquisition method of accounting, re-measured the preexisting interest at fair value and recorded a gain of $19.4 million. The gain is reported in the Condensed Consolidated Statement of Income under the heading Other income for the nine months ended July 27, 2012. The results of operations for IMM have been included in the accompanying Condensed Consolidated Financial Statements from December 29, 2011 forward as part of the Underground Mining Machinery segment.
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
We have incurred total acquisition costs of $24.8 million related to IMM, of which $0.6 million has been recognized in fiscal 2013 and $15.6 million was recognized in fiscal 2012. All other acquisition costs were recognized prior to fiscal 2012.
The following unaudited pro forma financial information for the nine months ended July 27, 2012 reflects the results of continuing operations of the Company as if the acquisition of IMM had been completed on October 28, 2011. Pro forma adjustments have been made for changes in depreciation and amortization expenses related to the valuation of the acquired tangible and intangible assets at fair value, the elimination of non-recurring items and the addition of incremental costs related to debt used to finance the acquisition.

Nine Months Ended
(in thousands, except per share data)	July 27, 2012
Net sales	$4,135,147
Income from continuing operations	$560,326
Basic earnings per share from continuing operations	$5.30
Diluted earnings per share from continuing operations	$5.24
The unaudited pro forma financial information is presented for information purposes only. It is not necessarily indicative of what our financial position or results of operations actually would have been had we completed the acquisition at the date indicated, nor does it purport to project the future financial position or operating results of the combined company.

4.	Inventories

Consolidated inventories consisted of the following:

(in thousands)	July 26, 2013	October 26, 2012
Finished goods	$892,892	$762,853
Work in process	282,957	437,234
Raw materials	72,952	215,368
	$1,248,801	$1,415,455

5.	Warranties
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
The following table reconciles the changes in the product warranty reserve:

	Quarter Ended		Nine Months Ended
(in thousands)	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Balance, beginning of period	$83,691	$102,429	$100,646	$82,737
Accrual for warranty expensed during the period	11,577	8,413	36,498	34,314
Settlements made during the period	(8,651)	(11,719)	(49,359)	(33,752)
Effect of foreign currency translation	(1,676)	(1,015)	(2,844)	(988)
Adjusted acquired warranty accrual	—	6,100	—	21,897
Balance, end of period	$84,941	$104,208	$84,941	$104,208
Adjustments were made in the first and third quarters of fiscal 2012 to reflect changes in the liability of $10.0 million and $6.1 million, respectively, for pre-existing warranties related to the mining equipment business of LeTourneau Technologies, Inc., now known as LeTourneau Technologies LLC, ("LeTourneau"), which was acquired in fiscal 2011.

6.	Borrowings and Credit Facilities
Direct borrowings and capital lease obligations consisted of the following:

(in thousands)	July 26, 2013	October 26, 2012
Domestic:
Term Loan due 2016	$425,000	$462,500
6.0% Senior Notes due 2016	248,639	248,360
5.125% Senior Notes due 2021	496,349	496,088
6.625% Senior Notes due 2036	148,486	148,466
Other secured borrowings	1,321	1,637
Foreign:
Capital leases	—	41
Short-term notes payable	9,713	14,849
	1,329,508	1,371,941
Less: Amounts due within one year	(60,156)	(65,316)
Long-term obligations	$1,269,352	$1,306,625

On October 12, 2012, we entered into a $1.0 billion unsecured revolving credit facility that matures on November 12, 2017 (as amended, the "Credit Agreement"). Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $700.0 million revolving credit agreement dated October 27, 2010 (the "Prior Credit Agreement"), that was set to expire on November 3, 2014. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.1% to 0.325% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans will bear interest for a period from the applicable borrowing date until a date one or two weeks or one, two, three, or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans will bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans will bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital when the consolidated leverage ratio exceeds a stated level amount. At July 26, 2013, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or return of capital.
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
At July 26, 2013, there were no direct borrowings under the Credit Agreement. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $279.2 million. At July 26, 2013, there was $720.8 million available for borrowings under the Credit Agreement.
On June 16, 2011, we entered into a credit agreement, which matures June 16, 2016, and provided for a $500.0 million term loan commitment (the “Term Loan”), which was drawn in full to partially finance the fiscal 2011 acquisition of LeTourneau. The Term Loan requires quarterly principal payments and contains terms and conditions that are the same as the terms and conditions of the Credit Agreement. The Term Loan is guaranteed by each of our current and future material domestic subsidiaries and requires the maintenance of certain financial covenants, including leverage and interest coverage ratios. At July 26, 2013, we were in compliance with all financial covenants of the Term Loan.
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
Total share-based compensation expense recognized for the quarters ended July 26, 2013 and July 27, 2012 was $5.0 million and $5.5 million, respectively. The total share-based compensation expense we recognized for the nine months ended July 26, 2013 and July 27, 2012 was $23.3 million and $20.0 million, respectively. The total share-based compensation expense is reflected in our Condensed Consolidated Statement of Cash Flows in operating activities under the heading Other adjustments to continuing operations, net.
The corresponding deferred tax asset recognized related to the share-based compensation expense was $1.6 million and $1.5 million for the quarters ended July 26, 2013 and July 27, 2012, respectively. The corresponding deferred tax asset recognized related to the share-based compensation expense was $6.8 million and $5.9 million for the nine months ended July 26, 2013 and July 27, 2012, respectively.

8.	Retiree Benefits
The components of the net periodic pension and other postretirement benefits expense recognized are as follows:

	Pension Benefits		Postretirement Benefits
	Quarter Ended		Quarter Ended
(in thousands)	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Service cost	$2,848	$2,748	$270	$220
Interest cost	19,524	20,620	292	302
Expected return on assets	(25,604)	(24,612)	(106)	(57)
Amortization of:
Prior service cost	153	327	17	13
Actuarial loss (gain)	7,264	8,415	(208)	(272)
Net periodic benefit cost	$4,185	$7,498	$265	$206

	Pension Benefits		Postretirement Benefits
	Nine Months Ended		Nine Months Ended
(in thousands)	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Service cost	$8,543	$13,223	$812	$720
Interest cost	58,571	61,863	876	1,028
Expected return on assets	(76,812)	(73,812)	(320)	(237)
Amortization of:
Prior service cost	458	980	52	39
Actuarial loss (gain)	21,793	25,247	(625)	(870)
Curtailment loss	—	1,077	—	—
Net periodic benefit cost	$12,553	$28,578	$795	$680

The actuarial loss (gain) arises from differences in estimates and actual experiences for certain assumptions including changes in discount rate and expected return on assets. Through July 26, 2013, we have contributed $115.4 million to our defined benefit employee pension plans in fiscal 2013 and we plan to contribute approximately $140.0 million to $160.0 million for the full fiscal year.
On February 28, 2012 a modification was made to the Joy Global Pension Plan to freeze benefits for all salaried and non-bargained hourly participants effective May 1, 2012. We recorded a curtailment charge of $1.1 million in the second quarter of fiscal 2012 in conjunction with the freeze.

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
Each derivative is designated as either a cash flow hedge, a fair value hedge, or an undesignated instrument. All derivatives are recorded at fair value on the Condensed Consolidated Balance Sheet under the heading Other current assets or under the heading Other accrued liabilities, as appropriate. Cash flows from fair value and cash flow hedges are classified within the same category as the item being hedged on the Condensed Consolidated Statement of Cash Flows. Cash flows from undesignated derivative instruments are included in operating activities on the Condensed Consolidated Statement of Cash Flows.

For derivative contracts that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative contract is recorded as a component of other comprehensive income, net of tax. This amount is reclassified into the income statement on the line associated with the underlying transaction for the period(s) in which the hedged transaction affects earnings. The amounts recorded in accumulated other comprehensive income for existing cash flow hedges are generally expected to be reclassified into earnings within one year and all of the existing hedges will be reclassified into earnings by October 2014. Ineffectiveness related to these derivative contracts was recorded in the Condensed Consolidated Statement of Income as a gain of $0.2 million and a gain of $0.4 million for the quarters ended July 26, 2013 and July 27, 2012, respectively. Ineffectiveness related to these derivative contracts was recorded in the Condensed Consolidated Statement of Income as a gain of $0.8 million and a gain of $2.0 million for the nine months ended July 26, 2013 and July 27, 2012, respectively.
For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss is recorded in the Condensed Consolidated Statement of Income under the heading Cost of sales. For the quarters ended July 26, 2013 and July 27, 2012, we recorded in the Condensed Consolidated Statement of Income a gain of $1.0 million and a gain of $0.3 million, respectively, related to fair value hedges which were offset by foreign exchange fluctuations of the underlying hedged item. For the nine months ended July 26, 2013 and July 27, 2012, we recorded in the Condensed Consolidated Statement of Income a loss of $0.2 million and a loss of $2.9 million, respectively, related to fair value hedges which were offset by foreign exchange fluctuations of the underlying hedged item.
For derivative contracts entered into to hedge revaluation of net balance sheet exposures in non-functional currency that are not designated as a fair value hedge or a cash flow hedge, the gain or loss is recorded in the Condensed Consolidated Statement of Income under the heading Cost of sales. For the quarters ended July 26, 2013 and July 27, 2012, we recorded in the Condensed Consolidated Statement of Income a gain of $5.5 million and a gain of $0.8 million, respectively, related to undesignated hedges which were offset by foreign exchange fluctuations. For the nine months ended July 26, 2013 and July 27, 2012, we recorded in the Condensed Consolidated Statement of Income a gain of $2.3 million and a gain of $2.0 million, respectively, related to undesignated hedges which were offset by foreign exchange fluctuations.
The following table summarizes the effect of cash flow hedges on the Condensed Consolidated Financial Statements:

(in thousands)	Effective Portion
	Amount of Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings
Derivative Hedging Relationship		Location	Amount
Foreign currency forward contracts
Quarter ended July 26, 2013	$9,868	Cost of sales	$(1,262)
		Sales	582
Nine months ended July 26, 2013	$5,309	Cost of sales	$(4,884)
		Sales	764
Quarter ended July 27, 2012	$(1,769)	Cost of sales	$(2,450)
		Sales	456
Nine months ended July 27, 2012	$(1,112)	Cost of sales	$(343)
		Sales	414
We are exposed to credit risk in the event of nonperformance by counterparties to the forward contracts. The contract amount, along with other terms of the forward, determines the amount and timing of amounts to be exchanged, and the contract is generally subject to credit risk only when it has a positive fair value.

10.	Equity and Noncontrolling Interest
We recorded a noncontrolling interest in IMM upon obtaining control on December 29, 2011. We completed the compulsory acquisition of IMM on July 25, 2012, which eliminated our noncontrolling interest. Changes in equity attributable to the noncontrolling interest in fiscal 2012 consisted of the following:

	Quarter Ended	Nine Months Ended
(in thousands)	July 27, 2012	July 27, 2012
Beginning balance	$16,387	$—
Acquisition of controlling interest in IMM	—	437,654
Net income attributable to noncontrolling interest	38	180
Purchase of IMM shares from noncontrolling interest	(16,425)	(437,834)
Ending balance	$—	$—

11.	Basic and Diluted Net Income Per Share
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
The following table sets forth the computation of basic and diluted net income per share.

	Quarter Ended		Nine Months Ended
(in thousands, except per share data)	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Numerator:
Income from continuing operations available to common shareholders	$183,187	$194,344	$507,105	$554,673
Loss from discontinued operations available to common shareholders	—	(826)	(225)	(5,215)
Net income available to common shareholders	$183,187	$193,518	$506,880	$549,458
Denominator:
Weighted average shares outstanding	106,465	106,025	106,378	105,794
Dilutive effect of stock options, restricted stock units and performance shares	847	841	943	1,073
Weighted average shares outstanding assuming dilution	107,312	106,866	107,321	106,867
Basic earnings (loss) per share:
Continuing operations	$1.72	$1.83	$4.77	$5.24
Discontinued operations	—	(0.01)	—	(0.05)
Net income	$1.72	$1.82	$4.77	$5.19
Diluted earnings (loss) per share:
Continuing operations	$1.71	$1.82	$4.73	$5.19
Discontinued operations	—	(0.01)	—	(0.05)
Net income	$1.71	$1.81	$4.73	$5.14
Options to purchase a weighted average of 1.6 million and 0.9 million shares were excluded from the calculations of diluted net income per share for the quarters ended July 26, 2013 and July 27, 2012, respectively, as the effect would have been antidilutive. Options to purchase a weighted average of 1.3 million and 0.8 million shares were excluded from the calculations of diluted net income per share for the nine months ended July 26, 2013 and July 27, 2012, respectively, as the effect would have been antidilutive.

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
The following tables present the fair value hierarchy for those assets and liabilities measured at fair value and disclose the fair value of long-term obligations recorded at cost as of July 26, 2013 and October 26, 2012. We did not have any Level 3 assets or liabilities as of July 26, 2013 or October 26, 2012.
Fair Value Measurements
at July 26, 2013

(in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$27,241	$27,241	$27,241	$—
Other Current Assets
Derivatives	$16,857	$16,857	$—	$16,857
Other Accrued Liabilities
Derivatives	$13,555	$13,555	$—	$13,555
Long-term Obligations Including
Amounts due within One Year
Term Loan due 2016	$425,000	$450,557	$—	$450,557
6.0% Senior Notes due 2016	$248,639	$282,150	$—	$282,150
5.125% Senior Notes due 2021	$496,349	$531,350	$—	$531,350
6.625% Senior Notes due 2036	$148,486	$162,240	$—	$162,240
Fair Value Measurements
at October 26, 2012

(in thousands)	Carrying Value	Total Fair Value	Level 1	Level 2
Current Assets
Cash equivalents	$49,513	$49,513	$49,513	$—
Other Current Assets
Derivatives	$16,780	$16,780	$—	$16,780
Other Accrued Liabilities
Derivatives	$7,095	$7,095	$—	$7,095
Long-term Obligations Including
Amounts due within One Year
Term Loan due 2016	$462,500	$458,954	$—	$458,954
6.0% Senior Notes due 2016	$248,360	$285,500	$—	$285,500
5.125% Senior Notes due 2021	$496,088	$552,150	$—	$552,150
6.625% Senior Notes due 2036	$148,466	$175,605	$—	$175,605
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
We and our subsidiaries are involved in various unresolved legal matters that arise in the normal course of operations, the most prevalent of which relate to product liability (including approximately 2,900 asbestos and silica-related cases), employment, and commercial matters. Also, as a normal part of operations, our subsidiaries undertake contractual obligations, warranties, and guarantees in connection with the sale of products or services. Although the outcome of these matters cannot be predicted with certainty and favorable or unfavorable resolutions may affect our results of operations on a quarter-to-quarter basis, we believe that the outcome of such legal and other matters will not have a materially adverse effect on our consolidated financial position, results of operations, or liquidity.
On July 26, 2013, we were contingently liable to banks, financial institutions, and others for approximately $294.5 million for outstanding standby letters of credit, bank guarantees, and surety bonds securing performance of sales contracts and other guarantees in the ordinary course of business. Of the $294.5 million, approximately $11.3 million relates to surety bonds and $5.3 million relates to outstanding letters of credit or other guarantees issued by non-U.S. banks for non-U.S. subsidiaries under locally provided credit facilities.
From time to time we and our subsidiaries become involved in proceedings relating to environmental matters. We believe that the resolution of such environmental matters will not have a materially adverse effect on our consolidated financial position, results of operations or liquidity.

14.	Segment Information
We operate in two reportable segments: Underground Mining Machinery and Surface Mining Equipment. Crushing and conveying operating results related to surface applications are reported as part of the Surface Mining Equipment segment, while total crushing and conveying operating results are included in the Underground Mining Machinery segment. Eliminations consist of the surface applications of crushing and conveying included in both operating segments. On December 29, 2011, we obtained control of IMM. IMM is a leading designer and manufacturer of underground coal mining equipment in China. The results of operations for IMM have been included in the Underground Mining Machinery segment since December 29, 2011.

(In thousands)	Underground Mining Machinery	Surface Mining Equipment	Corporate	Eliminations	Total
Quarter ended July 26, 2013
Net sales	$722,748	$640,919	$—	$(43,056)	$1,320,611
Operating income (loss)	138,225	157,353	(10,601)	(10,638)	274,339
Interest (expense) income, net	—	—	(13,602)	—	(13,602)
Income (loss) from continuing operations before income taxes	$138,225	$157,353	$(24,203)	$(10,638)	$260,737
Depreciation and amortization	$17,419	$12,825	$747	$—	$30,991
Capital expenditures	$9,877	$18,029	$3,002	$—	$30,908
Total assets	$3,927,601	$1,989,380	$272,256	$—	$6,189,237

Quarter ended July 27, 2012
Net sales	$754,082	$675,555	$—	$(40,914)	$1,388,723
Operating income (loss)	166,753	154,551	(12,770)	(9,059)	299,475
Interest (expense) income, net	—	—	(16,802)	—	(16,802)
Income (loss) from continuing operations before income taxes	$166,753	$154,551	$(29,572)	$(9,059)	$282,673
Depreciation and amortization	$25,389	$13,539	$554	$—	$39,482
Capital expenditures	$25,412	$28,149	$1,637	$—	$55,198
Total assets	$3,870,509	$2,185,059	$251,809	$—	$6,307,377

Nine months ended July 26, 2013
Net sales	$1,994,772	$1,959,198	$—	$(123,047)	$3,830,923
Operating income (loss)	387,330	458,676	(40,080)	(31,802)	774,124
Interest (expense) income, net	—	—	(43,940)	—	(43,940)
Income (loss) from continuing operations before income taxes	$387,330	$458,676	$(84,020)	$(31,802)	$730,184
Depreciation and amortization	$40,182	$37,504	$2,178	$—	$79,864
Capital expenditures	$61,682	$50,417	$5,810	$—	$117,909
Total assets	$3,927,601	$1,989,380	$272,256	$—	$6,189,237

Nine months ended July 27, 2012
Net sales	$2,279,937	$1,900,206	$—	$(114,159)	$4,065,984
Operating income (loss)	500,181	407,380	(35,338)	(25,565)	846,658
Interest (expense) income, net	—	—	(49,999)	—	(49,999)
Income (loss) from continuing operations before income taxes	$500,181	$407,380	$(85,337)	$(25,565)	$796,659
Depreciation and amortization	$71,604	$46,937	$1,285	$—	$119,826
Capital expenditures	$76,432	$88,140	$4,718	$—	$169,290
Total assets	$3,870,509	$2,185,059	$251,809	$—	$6,307,377

15.	Recent Accounting Pronouncements
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
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity or in the footnotes. All non-owner changes in shareholder's equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 was effective beginning in the first quarter of fiscal 2013. The adoption of this guidance had no impact on our financial condition or results of operations but impacted the presentation of comprehensive income in the financial statements.

16.	Subsidiary Guarantors
The following tables present condensed consolidated financial information as of July 26, 2013 and October 26, 2012 and for the quarters and nine months ended July 26, 2013 and July 27, 2012 for: (a) the Company; (b) on a combined basis, the guarantors of the Term Loan and of the 2016 Notes and 2036 Notes issued in November 2006, which include the significant domestic operations of Joy Technologies LLC, P&H Mining Equipment Inc., N.E.S. Investment Co., Continental Crushing & Conveying Inc., LeTourneau Technologies LLC, and certain immaterial wholly owned subsidiaries of LeTourneau Technologies LLC (the “Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (the “Non-Guarantor Subsidiaries”).
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

Condensed Consolidating Statements of Income
Quarter ended July 26, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$707,663	$1,007,889	$(394,941)	$1,320,611
Cost of sales	—	488,431	717,550	(325,772)	880,209
Product development, selling and administrative expenses	10,564	77,590	79,001	—	167,155
Other (income) expense	—	8,675	(9,767)	—	(1,092)
Operating income (loss)	(10,564)	132,967	221,105	(69,169)	274,339
Intercompany items	28,719	(23,009)	(41,956)	36,246	—
Interest (expense) income, net	(16,097)	1,102	1,393	—	(13,602)
Income (loss) from continuing operations before income taxes and equity	2,058	111,060	180,542	(32,923)	260,737
Provision (benefit) for income taxes	(16,484)	66,875	27,159	—	77,550
Equity in income of subsidiaries	164,645	48,563	—	(213,208)	—
Income from continuing operations	$183,187	$92,748	$153,383	$(246,131)	$183,187

Quarter ended July 27, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$882,063	$903,075	$(396,415)	$1,388,723
Cost of sales	—	601,153	643,506	(331,720)	912,939
Product development, selling and administrative expenses	12,735	83,931	82,770	—	179,436
Other (income) expense	—	4,761	(7,888)	—	(3,127)
Operating income (loss)	(12,735)	192,218	184,687	(64,695)	299,475
Intercompany items	15,726	(13,306)	(25,577)	23,157	—
Interest (expense) income, net	(17,712)	256	654	—	(16,802)
Income (loss) from continuing operations before income taxes and equity	(14,721)	179,168	159,764	(41,538)	282,673
Provision (benefit) for income taxes	(10,833)	82,093	17,031	—	88,291
Equity in income of subsidiaries	198,270	86,701	—	(284,971)	—
Income from continuing operations	194,382	183,776	142,733	(326,509)	194,382
Income from continuing operations attributable to noncontrolling interest	(38)	$—	$(38)	$38	$(38)
Income from continuing operations attributable to Joy Global Inc.	$194,344	$183,776	$142,695	$(326,471)	$194,344

Nine months ended July 26, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,125,416	$2,783,893	$(1,078,386)	$3,830,923
Cost of sales	—	1,477,877	1,961,080	(876,420)	2,562,537
Product development, selling and administrative expenses	39,974	231,533	225,882	—	497,389
Other (income) expense	—	24,636	(27,763)	—	(3,127)
Operating income (loss)	(39,974)	391,370	624,694	(201,966)	774,124
Intercompany items	86,728	(66,824)	(104,489)	84,585	—
Interest (expense) income, net	(49,022)	1,676	3,406	—	(43,940)
Income (loss) from continuing operations before income taxes and equity	(2,268)	326,222	523,611	(117,381)	730,184
Provision (benefit) for income taxes	(37,121)	190,740	69,460	—	223,079
Equity in income of subsidiaries	472,252	245,173	—	(717,425)	—
Income from continuing operations	$507,105	$380,655	$454,151	$(834,806)	$507,105

Nine months ended July 27, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,454,780	$2,678,424	$(1,067,220)	$4,065,984
Cost of sales	—	1,679,986	1,905,797	(869,379)	2,716,404
Product development, selling and administrative expenses	55,394	252,567	224,864	—	532,825
Other (income) expense	—	16,901	(46,804)	—	(29,903)
Operating income (loss)	(55,394)	505,326	594,567	(197,841)	846,658
Intercompany items	48,219	(37,684)	(79,708)	69,173	—
Interest (expense) income, net	(52,244)	420	1,825	—	(49,999)
Income (loss) from continuing operations before income taxes and equity	(59,419)	468,062	516,684	(128,668)	796,659
Provision (benefit) for income taxes	(43,965)	215,417	70,354	—	241,806
Equity in income of subsidiaries	570,307	258,183	—	(828,490)	—
Income from continuing operations	554,853	510,828	446,330	(957,158)	554,853
Income from continuing operations attributable to noncontrolling interest	(180)	$—	$(180)	$180	$(180)
Income from continuing operations attributable to Joy Global Inc.	$554,673	$510,828	$446,150	$(956,978)	$554,673

Condensed Consolidating Balance Sheets:
As of July 26, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$279,287	$998,423	$1,984,506	$(162,080)	$3,100,136
Property, plant and equipment, net	17,107	373,417	502,802	—	893,326
Goodwill and intangible assets, net	—	805,944	1,166,687	—	1,972,631
Other assets	4,306,708	2,820,899	3,511,402	(10,415,865)	223,144
Total assets	$4,603,102	$4,998,683	$7,165,397	$(10,577,945)	$6,189,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$129,292	$536,777	$891,501	$(32,642)	$1,524,928
Long-term obligations	1,268,474	878	—	—	1,269,352
Accrued pension costs	223,821	6,140	7,027	—	236,988
Other non-current liabilities	(21,860)	9,937	166,550	—	154,627
Total liabilities	1,599,727	553,732	1,065,078	(32,642)	3,185,895
Shareholders’ equity	3,003,375	4,444,951	6,100,319	(10,545,303)	3,003,342
Total liabilities and shareholders’ equity	$4,603,102	$4,998,683	$7,165,397	$(10,577,945)	$6,189,237

As of October 26, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$97,443	$1,145,051	$2,134,636	$(221,053)	$3,156,077
Property, plant and equipment, net	12,515	378,274	442,073	—	832,862
Goodwill and intangible assets, net	—	818,435	1,153,147	—	1,971,582
Other assets	4,178,760	2,528,849	1,803,046	(8,328,673)	181,982
Total assets	$4,288,718	$4,870,609	$5,532,902	$(8,549,726)	$6,142,503
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$106,207	$704,191	$1,038,751	$(81,479)	$1,767,670
Current liabilities of discontinued operations	—	46,693	(33,546)	—	13,147
Long-term obligations	1,305,413	1,212	—	—	1,306,625
Accrued pension costs	322,310	6,589	6,914	—	335,813
Other non-current liabilities	(22,401)	10,205	154,255	—	142,059
Total liabilities	1,711,529	768,890	1,166,374	(81,479)	3,565,314
Shareholders’ equity	2,577,189	4,101,719	4,366,528	(8,468,247)	2,577,189
Total liabilities and shareholders’ equity	$4,288,718	$4,870,609	$5,532,902	$(8,549,726)	$6,142,503
Condensed Consolidating Statements of Cash Flows:
Nine months ended July 26, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities of continuing operations	$277,846	$52,180	$113,114	$443,140
Net cash used by operating activities of discontinued operations	—	(1,567)	—	(1,567)
Net cash provided by operating activities	277,846	50,613	113,114	441,573
Net cash used by investing activities	(5,908)	(28,081)	(81,079)	(115,068)
Net cash used by financing activities	(86,093)	(316)	(5,343)	(91,752)
Effect of exchange rate changes on cash and cash equivalents	—	—	(12,576)	(12,576)
Increase in cash and cash equivalents	185,845	22,216	14,116	222,177
Cash and cash equivalents at beginning of period	3,459	6,628	253,786	263,873
Cash and cash equivalents at end of period	$189,304	$28,844	$267,902	$486,050

Nine months ended July 27, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities of continuing operations	$33,027	$99,643	$120,351	$253,021
Net cash used by operating activities of discontinued operations	—	(15,747)	—	(15,747)
Net cash provided by operating activities	33,027	83,896	120,351	237,274
Investing Activities:
Acquisition of controlling interest in International Mining Machinery, net of cash acquired	(1,028,829)	—	72,912	(955,917)
Withdrawal of cash held in escrow	866,000	—	—	866,000
Other investing activities	(4,852)	(85,481)	(71,838)	(162,171)
Net cash (used) provided by investing activities	(167,681)	(85,481)	1,074	(252,088)
Net cash provided (used) by financing activities	199,162	(300)	(11,965)	186,897
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,167)	(6,167)
Increase (decrease) in cash and cash equivalents	64,508	(1,885)	103,293	165,916
Cash and cash equivalents at beginning of period	100,181	16,152	171,988	288,321
Cash and cash equivalents at end of period	$164,689	$14,267	$275,281	$454,237

17.	Supplemental Subsidiary Guarantors
The following tables present condensed consolidated financial information as of July 26, 2013 and October 26, 2012 and for the quarters and nine months ended July 26, 2013 and July 27, 2012 for: (a) the Company; (b) on a combined basis, the guarantors of the Credit Agreement and the 2021 Notes issued in October 2011, which include Joy Technologies LLC, P&H Mining Equipment Inc., N.E.S. Investment Co., Continental Crushing & Conveying Inc. and LeTourneau Technologies LLC (the “Supplemental Subsidiary Guarantors”); and (c) on a combined basis, the non-guarantors, which include all of our foreign subsidiaries and a number of small domestic subsidiaries (“Non-Guarantor Subsidiaries”).
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

Condensed Consolidating Statements of Income
Quarter ended July 26, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$705,240	$1,010,312	$(394,941)	$1,320,611
Cost of sales	—	486,694	719,287	(325,772)	880,209
Product development, selling and administrative expenses	10,564	77,403	79,188	—	167,155
Other (income) expense	—	8,669	(9,761)	—	(1,092)
Operating income (loss)	(10,564)	132,474	221,598	(69,169)	274,339
Intercompany items	28,719	(23,009)	(41,956)	36,246	—
Interest (expense) income, net	(16,097)	1,110	1,385	—	(13,602)
Income (loss) from continuing operations before income taxes and equity	2,058	110,575	181,027	(32,923)	260,737
Provision (benefit) for income taxes	(16,484)	66,875	27,159	—	77,550
Equity in income of subsidiaries	164,645	48,757	—	(213,402)	—
Income from continuing operations	$183,187	$92,457	$153,868	$(246,325)	$183,187

Quarter ended July 27, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$839,498	$945,640	$(396,415)	$1,388,723
Cost of sales	—	568,833	675,826	(331,720)	912,939
Product development, selling and administrative expenses	12,735	77,873	88,828	—	179,436
Other (income) expense	—	5,182	(8,309)	—	(3,127)
Operating income (loss)	(12,735)	187,610	189,295	(64,695)	299,475
Intercompany items	15,726	(13,306)	(25,577)	23,157	—
Interest (expense) income, net	(17,712)	254	656	—	(16,802)
Income (loss) from continuing operations before income taxes and equity	(14,721)	174,558	164,374	(41,538)	282,673
Provision (benefit) for income taxes	(10,833)	82,093	17,031	—	88,291
Equity in income of subsidiaries	198,270	91,311	—	(289,581)	—
Income from continuing operations	194,382	183,776	147,343	(331,119)	194,382
Income from continuing operations attributable to noncontrolling interest	(38)	—	(38)	38	(38)
Income from continuing operations attributable to Joy Global Inc.	$194,344	$183,776	$147,305	$(331,081)	$194,344

Nine months ended July 26, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,117,561	$2,791,748	$(1,078,386)	$3,830,923
Cost of sales	—	1,470,137	1,968,820	(876,420)	2,562,537
Product development, selling and administrative expenses	39,974	230,862	226,553	—	497,389
Other (income) expense	—	24,575	(27,702)	—	(3,127)
Operating income (loss)	(39,974)	391,987	624,077	(201,966)	774,124
Intercompany items	86,728	(66,824)	(104,489)	84,585	—
Interest (expense) income, net	(49,022)	1,654	3,428	—	(43,940)
Income (loss) from continuing operations before income taxes and equity	(2,268)	326,817	523,016	(117,381)	730,184
Provision (benefit) for income taxes	(37,121)	191,529	68,671	—	223,079
Equity in income of subsidiaries	472,252	245,367	—	(717,619)	—
Income from continuing operations	$507,105	$380,655	$454,345	$(835,000)	$507,105

Nine months ended July 27, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,412,215	$2,720,989	$(1,067,220)	$4,065,984
Cost of sales	—	1,647,666	1,938,117	(869,379)	2,716,404
Product development, selling and administrative expenses	55,394	246,509	230,922	—	532,825
Other (income) expense	—	17,322	(47,225)	—	(29,903)
Operating income (loss)	(55,394)	500,718	599,175	(197,841)	846,658
Intercompany items	48,219	(37,684)	(79,708)	69,173	—
Interest (expense) income, net	(52,244)	418	1,827	—	(49,999)
Income (loss) from continuing operations before income taxes and equity	(59,419)	463,452	521,294	(128,668)	796,659
Provision (benefit) for income taxes	(43,965)	215,417	70,354	—	241,806
Equity in income of subsidiaries	570,307	262,793	—	(833,100)	—
Income from continuing operations	554,853	510,828	450,940	(961,768)	554,853
Income from continuing operations attributable to noncontrolling interest	(180)	—	(180)	180	(180)
Income from continuing operations attributable to Joy Global Inc.	$554,673	$510,828	$450,760	$(961,588)	$554,673

Condensed Consolidating Balance Sheets:
As of July 26, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$279,287	$986,563	$1,996,366	$(162,080)	$3,100,136
Property, plant and equipment, net	17,107	371,475	504,744	—	893,326
Goodwill and intangible assets, net	—	805,944	1,166,687	—	1,972,631
Other assets	4,306,708	2,824,431	3,507,870	(10,415,865)	223,144
Total assets	$4,603,102	$4,988,413	$7,175,667	$(10,577,945)	$6,189,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$129,292	$535,940	$892,338	$(32,642)	$1,524,928
Long-term obligations	1,268,474	878	—	—	1,269,352
Accrued pension costs	223,821	6,140	7,027	—	236,988
Other non-current liabilities	(21,860)	9,937	166,550	—	154,627
Total liabilities	1,599,727	552,895	1,065,915	(32,642)	3,185,895
Shareholders’ equity	3,003,375	4,435,518	6,109,752	(10,545,303)	3,003,342
Total liabilities and shareholders’ equity	$4,603,102	$4,988,413	$7,175,667	$(10,577,945)	$6,189,237

As of October 26, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets	$97,443	$1,129,867	$2,149,820	$(221,053)	$3,156,077
Property, plant and equipment, net	12,515	374,324	446,023	—	832,862
Goodwill and intangible assets, net	—	818,435	1,153,147	—	1,971,582
Other assets	4,178,760	2,517,019	1,814,876	(8,328,673)	181,982
Total assets	$4,288,718	$4,839,645	$5,563,866	$(8,549,726)	$6,142,503
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$106,207	$701,676	$1,041,266	$(81,479)	$1,767,670
Current liabilities of discontinued operations	—	46,693	(33,546)	—	13,147
Long-term obligations	1,305,413	1,212	—	—	1,306,625
Accrued pension costs	322,310	6,589	6,914	—	335,813
Other non-current liabilities	(22,401)	10,205	154,255	—	142,059
Total liabilities	1,711,529	766,375	1,168,889	(81,479)	3,565,314
Shareholders’ equity	2,577,189	4,073,270	4,394,977	(8,468,247)	2,577,189
Total liabilities and shareholders’ equity	$4,288,718	$4,839,645	$5,563,866	$(8,549,726)	$6,142,503

Condensed Consolidating Statements of Cash Flows:
Nine months ended July 26, 2013
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities of continuing operations	$277,846	$52,139	$113,155	$443,140
Net cash used by operating activities of discontinued operations	—	(1,567)	—	(1,567)
Net cash provided by operating activities	277,846	50,572	113,155	441,573
Net cash used by investing activities	(5,908)	(28,040)	(81,120)	(115,068)
Net cash used by financing activities	(86,093)	(316)	(5,343)	(91,752)
Effect of exchange rate changes on cash and cash equivalents	—	—	(12,576)	(12,576)
Increase in cash and cash equivalents	185,845	22,216	14,116	222,177
Cash and cash equivalents at beginning of period	3,459	6,628	253,786	263,873
Cash and cash equivalents at end of period	$189,304	$28,844	$267,902	$486,050

Nine months ended July 27, 2012
(In thousands)

	Parent Company	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated
Net cash provided by operating activities of continuing operations	$33,027	$98,224	$121,770	$253,021
Net cash used by operating activities of discontinued operations	—	(15,747)	—	(15,747)
Net cash provided by operating activities	33,027	82,477	121,770	237,274
Investing Activities:
Acquisition of controlling interest in International Mining Machinery, net of cash acquired	(1,028,829)	—	72,912	(955,917)
Withdrawal of cash held in escrow	866,000	—	—	866,000
Other investing activities	(4,852)	(86,573)	(70,746)	(162,171)
Net cash (used) provided by investing activities	(167,681)	(86,573)	2,166	(252,088)
Net cash provided (used) by financing activities	199,162	(300)	(11,965)	186,897
Effect of exchange rate changes on cash and cash equivalents	—	—	(6,167)	(6,167)
Increase (decrease) in cash and cash equivalents	64,508	(4,396)	105,804	165,916
Cash and cash equivalents at beginning of period	100,181	16,152	171,988	288,321
Cash and cash equivalents at end of period	$164,689	$11,756	$277,792	$454,237

18.	Subsequent Events
On August 19, 2013, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend will be paid on September 18, 2013 to all shareholders of record at the close of business on September 4, 2013.
On August 28, 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of common stock over the next 36 months. Under the program, the Company may repurchase shares in the open market in accordance with applicable rules and regulations of the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes to the Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q. Dollar amounts are in thousands, except per share data and as indicated.

Overview
Joy Global Inc. is a leading manufacturer and servicer of high-productivity mining equipment for the extraction of coal and other minerals and ores. We manufacture and market original equipment and aftermarket parts and services for both underground and surface mining and certain industrial applications. Our equipment is used in major mining regions throughout the world to mine coal, copper, iron ore, oil sands, gold and other minerals. We operate in two business segments: Underground Mining Machinery and Surface Mining Equipment. We are a major manufacturer of underground mining machinery for the extraction of coal and other bedded minerals and offer comprehensive service locations near major mining regions worldwide. We are also a major producer of surface mining equipment for the extraction of ores and minerals and we provide extensive operational support for many types of equipment used in surface mining. Our principal manufacturing facilities are located in the United States, including facilities in Pennsylvania, Wisconsin, Texas and Alabama, and internationally, including facilities in China, the United Kingdom, South Africa and Australia.
Operating Results
Net sales in the third quarter of 2013 were $1.3 billion, compared to $1.4 billion in the third quarter of 2012. The 4.9% decrease in net sales in the current year third quarter included a $51.2 million decrease in original equipment sales and a $16.9 million decrease in aftermarket sales. Original equipment shipments decreased in North America, Eurasia, and Australia, and aftermarket sales were lower in all regions except China and South America. Compared to the prior year third quarter, net sales in the third quarter of 2013 included a $28.3 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Operating income in the third quarter of 2013 was $274.3 million or 20.8% or net sales, compared to $299.5 million or 21.6% of net sales in the third quarter of 2012. The 8.4% decrease in operating income in the current year third quarter is due to lower sales volumes and unfavorable product mix, partially offset by decreased period costs and lower product development, selling and administrative expenses. Restructuring activities continued in the quarter to align our cost structure with anticipated demand and we will continue to review our manufacturing footprint and our brand portfolio.
Income from continuing operations attributable to Joy Global Inc. was $183.2 million, or $1.71 per diluted share, in the third quarter of 2013, compared to $194.3 million, or $1.82 per diluted share, in the third quarter of 2012.
Bookings in the third quarter of 2013 were $695.4 million, compared to $1.1 billion in the third quarter of 2012. The 35.9% decrease in bookings in the current year third quarter is made up of a $297.6 million decrease in original equipment bookings, and a $91.3 million decrease in aftermarket bookings. Original equipment bookings decreased in all regions except China, and aftermarket orders were lower in Australia, China, and South America. Compared to the prior year third quarter, bookings in the third quarter of 2013 included a $90.5 million unfavorable effect of foreign currency translation, due primarily to the adjustment of beginning backlog for exchange rate movements during the quarter. The foreign exchange impact on beginning backlog was primarily due to the large amount of backlog currently denominated in Australian dollars.
Net sales in the first nine months of 2013 were $3.8 billion, compared to $4.1 billion in the first nine months of 2012. The 5.8% decrease in net sales in the first nine months of the current year included a $154.0 million decrease in original equipment sales and a $81.0 million decrease in aftermarket sales. Original equipment shipments decreased in North America, Eurasia, and China, and aftermarket sales were lower in all regions except China and South America. Compared to the first nine months of the prior year, net sales in the first nine months of 2013 included a $45.3 million unfavorable effect of foreign currency translation, due primarily to the decline in the value of the Australian dollar and South African rand relative to the U.S. dollar.
Operating income in the first nine months of 2013 was $774.1 million or 20.2% of net sales, compared to $846.7 million or 20.8% of net sales in the first nine months of 2012. The 8.6% decrease in operating income in the first nine months of the current year is due to lower sales volumes, unfavorable product mix, and lower other income primarily due to the prior year gain on the re-measurement of our interest in IMM upon obtaining a controlling interest in December 2011. These declines in operating income were partially offset by decreased period costs and lower product development, selling and administrative expenses. Restructuring activities continued during the first nine months of the current year to align our cost structure with anticipated demand and we will continue to review our manufacturing footprint and our brand portfolio.

Income from continuing operations attributable to Joy Global Inc. was $507.1 million, or $4.73 per diluted share, in the first nine months of 2013, compared to $554.7 million, or $5.19 per diluted share, in the first nine months of 2012.
Bookings in the first nine months of 2013 were $2.8 billion, compared to $3.7 billion in the first nine months of 2012. The 24.0% decrease in bookings in the first nine months of the current year includes a $556.3 million decrease in original equipment bookings and a $344.4 million decrease in aftermarket bookings. Original equipment bookings decreased in all regions except for Eurasia and China, and aftermarket bookings were lower in all regions. Compared to the first nine months of the prior year, bookings in the first nine months of 2013 included a $139.8 million unfavorable effect of foreign currency translation, due primarily to the adjustment of beginning backlog for exchange rate movements. The foreign exchange impact on beginning backlog was primarily due to the large amount of backlog currently denominated in Australian dollars.
Market Outlook
Most mined commodities are in or near supply surplus for the first time in over a decade. This is primarily the result of post-recession economic recovery falling short of expectations. The Eurozone is just starting to recover from a multi-year recession, China growth has slowed and growth in the U.S. remains sluggish. This surplus has moved commodity pricing down from incentive levels into the marginal cost curve. Prices for industrial metals and bulk commodities have declined over the last 18 months. Seaborne coal prices have declined since the beginning of the year, and China domestic coal prices have fallen. Lower pricing is making higher cost mines uneconomic and will result in closures that will rebalance the market. Until this happens, there is little incentive to invest in new mine capacity.
Oversupply in the seaborne thermal coal market has undermined domestic prices and has led to increases in Chinese coal imports from last year despite ample domestic supply. Imports are increasing even as China domestic production is down year-to-date, and, as a result, coal stockpiles remain higher than normal in key domestic producing regions. This continues to indicate that a significant portion of China thermal coal production has a higher cost and is not economic at today's pricing. This will support continued coal imports and will increase the pressure on domestic producers to consolidate and mechanize as a proven path to reducing unit cost.
Through the first two months of the 2013/2014 financial year, Indian coal imports increased from a year ago. With a limited track record of increasing domestic production, India is expected to see full-year imports increase to meet growing demand. A significant amount of India's new power generating capacity will be coal fueled, and these plants are primarily being built in the coastal areas to access seaborne coal markets.
During the first half of 2013, coal burn for power generation in the U.S. has increased, and stockpiles have been reduced. Stockpile depletion will continue in the second half of the year and should reach a normalized level by year end. This should set the stage for coal delivery increases in 2014. Even after adjusting for lower expected exports, this should result in coal production increases in 2014.
Global steel production has increased in the first half of 2013, with almost all of that increase from China. There is excess steelmaking capacity globally, with most of that in China and Europe. This has limited steel pricing, but volumes have continued to support demand for iron ore and metallurgical coal. Iron ore prices have held up better because of highly concentrated high-grade supply. In fact, current pricing continues to support investment in capacity expansion, but only in high-grade, low cost regions. Metallurgical coal production is more fragmented with less price support, but pricing has finally started to stabilize after declining for most of this year. Stockpiles of both iron ore and metallurgical coal are at low levels, setting the stage for restocking and price support in the second half of the calendar year.
Copper continues to have the best fundamentals of the mined commodities. Since reaching record highs in June, global inventories have declined and prices have rebounded. Additionally, inventories at bonded warehouses have declined since the first quarter. These developments are supporting continued investment in mine capacity expansion.
Our customers' declining cash flows have resulted in significantly reduced capital expenditure budgets. Customer capital expenditures are expected to remain at this level until demand improves enough to move commodity pricing above marginal cost and toward incentive levels. While there are a number of high grade projects in process, some later stage projects have been slowed so that they do not get ahead of the market.
Company Outlook
The conditions in our end markets are dominated by supply surplus and reduced demand growth for most commodities. This is forcing mines with higher production costs to close in order to rebalance the market. Our customers continue to move forward with a select number of expansion projects, which will come online with costs low on the global cost curve. Even so, customers remain cautious, especially regarding timing. A couple of projects have recently announced delays of six months, and others are experiencing slippage quarter to quarter. Our project tracking list has increased this quarter as our customers continue to set their longer term priorities. However, the list is back-end loaded, and project slippage has become common under current market conditions. This means that improvement in the prospect list is not expected have a major impact on our 2014 order rate. This is consistent with our view that the market will continue to be more challenging before it starts to improve.
Our aftermarket will continue to see headwinds as mines are taken out of production and volumes decline to balance the market. The U.S. coal sector has gone through that correction, and it took four to five quarters to adjust down, stabilize and start to recover. U.S. parts volumes are now on an improving trend and rebuilds are coming back into scope. That correction process has moved to Australia and China as customers in these regions deal with supply surplus domestically and in the seaborne markets. We believe that Australia is midway through its correction and China is in the early stages. The downside of these corrections includes reducing parts inventories held by customers at mine sites and extending the time between rebuilds. This results in an early over-correction that is then normalized. The impact of this rolling correction is expected to last through most of next year. Not all regional markets are expected to be affected, but the correction in some of our largest markets will not be fully offset by aftermarket growth in other regions in the near term.
Our shipments in fiscal 2013 have remained above incoming order rates as we continue to make our delivery commitments to our customers. However, we are nearing the end of backlog depletion capability.
We have historically demonstrated our ability to generate strong cash flows though the cycle. In addition, we have more than sufficient growth capacity in place, and therefore our capital expenditure spend will continue to decline. Our U.S. pensions are nearing fully funded status, and this will allow us to reduce pension funding. Therefore, our Board of Directors has authorized us to repurchase up to $1.0 billion of our shares over the next three years.
Results of Operations
Quarter Ended July 26, 2013 Compared With Quarter Ended July 27, 2012
Net Sales
The following table sets forth the combined net sales included in our Condensed Consolidated Statements of Income.

	Quarter Ended
In thousands	July 26, 2013	July 27, 2012	$ Change	% Change
Net Sales
Underground Mining Machinery	$722,748	$754,082	$(31,334)	(4.2)
Surface Mining Equipment	640,919	675,555	(34,636)	(5.1)
Eliminations	(43,056)	(40,914)	(2,142)
Total Sales	$1,320,611	$1,388,723	$(68,112)	(4.9)
Underground Mining Machinery net sales for the quarter ended July 26, 2013 were $722.7 million, compared to $754.1 million in the prior year third quarter. Original equipment sales for the quarter increased by $0.6 million, while aftermarket sales for the quarter declined by $31.9 million due to declining order rates and weak market conditions. Original equipment sales were stronger in all regions except North America. Aftermarket sales were down in all regions except China. Foreign currency translation unfavorably impacted sales by $23.5 million.
Surface Mining Equipment net sales for the quarter ended July 26, 2013 were $640.9 million, compared to $675.5 million in the prior year third quarter. Original equipment sales for the quarter decreased by $47.8 million, which was partially offset by a $13.2 million increase in aftermarket sales. Strong original equipment sales increases in South America and Africa were more than offset by declines in all other regions. Aftermarket growth in North America, South America, Eurasia and China was partially offset by lower aftermarket sales in Africa and Australia. Foreign currency translation unfavorably impacted sales by $4.8 million.
Operating Income
The following table sets forth the operating income included in our Condensed Consolidated Statements of Income.

	Quarter Ended
	July 26, 2013		July 27, 2012
	Operating		Operating
In thousands	Income	% of Net Sales	Income	% of Net Sales
Underground Mining Machinery	$138,225	19.1	$166,753	22.1
Surface Mining Equipment	157,353	24.6	154,551	22.9
Corporate Expense	(10,601)		(12,770)
Eliminations	(10,638)		(9,059)
Total Operating Income	$274,339	20.8	$299,475	21.6
Underground Mining Machinery operating income for the quarter ended July 26, 2013 was $138.2 million, compared to $166.8 million in the prior year third quarter. Operating income was unfavorably impacted by $21.5 million due to lower sales volumes, $8.6 million due to unfavorable product mix, and $0.9 million due to higher period costs, which included a $7.7 million decrease related to non-recurring excess purchase accounting charges. This was partially offset by $1.5 million due to lower product development, selling and administrative expenses, which included a $2.4 million increase in restructuring costs.
Surface Mining Equipment operating income for the quarter ended July 26, 2013 was $157.4 million, compared to $154.6 million in the prior year third quarter. Operating income was favorably impacted by $13.6 million due to lower period costs, primarily due to lower manufacturing variances, and $8.6 million due to lower product development, selling and administrative expenses, which included a $0.8 million increase in restructuring costs. This was partially offset by $12.7 million due to lower sales volumes and $3.6 million due to unfavorable product mix.
Corporate expense for the quarter ended July 26, 2013 was $10.6 million, compared to $12.8 million in the prior year third quarter. The decrease in corporate expense is primarily due to lower administrative expenses of $2.3 million.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense for the quarter ended July 26, 2013 was $167.2 million, or 12.7% of sales, compared to $179.4 million, or 12.9% of sales, in the prior year third quarter. The decrease in product development, selling and administrative expense is primarily due to operational efficiencies and cost reduction actions.
Provision for Income Taxes
The provision for income taxes for the quarter ended July 26, 2013 was $77.6 million, compared to $88.3 million in the prior year third quarter. The effective income tax rate was 29.7% for the quarter ended July 26, 2013, compared to 31.2% in the prior year third quarter. The decrease in the effective tax rate is primarily attributable to net discrete return to provision benefits of $3.5 million realized during the quarter.
Bookings and Backlog
Bookings represent the cumulative amount of new customer orders for original equipment and aftermarket products and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the reporting period. Customer orders included in bookings represent arrangements to purchase specific original equipment, products or services by customers who have satisfied our credit review procedures. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for the quarters ended July 26, 2013 and July 27, 2012 are as follows:

	Quarter Ended
In thousands	July 26, 2013	July 27, 2012	$ Change	% Change
Underground Mining Machinery	$361,159	$629,160	$(268,001)	(42.6)
Surface Mining Equipment	354,948	488,345	(133,397)	(27.3)
Eliminations	(20,704)	(33,213)	12,509
Total Bookings	$695,403	$1,084,292	$(388,889)	(35.9)
Underground Mining Machinery bookings for the quarter ended July 26, 2013 were $361.2 million, compared to $629.2 million in the prior year third quarter. Original equipment bookings declined $160.7 million, or 67.8%, during the quarter and aftermarket bookings declined $107.3 million, or 27.4%. Original equipment bookings decreased in all regions except China, and aftermarket bookings decreased in all regions except North America. Foreign currency translation unfavorably impacted bookings by $71.3 million.

Surface Mining Equipment bookings for the quarter ended July 26, 2013 were $354.9 million, compared to $488.3 million in the prior year third quarter. Original equipment bookings declined $143.8 million, or 87.1%, during the quarter and aftermarket bookings increased $10.4 million, or 3.2%. Original equipment orders were down in all regions. Aftermarket orders increased in North America, Eurasia, China and Africa, partially offset by reductions in Australia and South America. Foreign currency translation unfavorably impacted bookings by $19.2 million.
Backlog represents unfilled customer orders for our original equipment and aftermarket products and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements. The backlog amounts also exclude sales already recognized by period end under the percentage-of-completion method of accounting. Customer orders included in backlog represent contracts to purchase specific original equipment, products or services by customers who have satisfied our credit review procedures. Backlog as of July 26, 2013 and October 26, 2012 is as follows:

In thousands	July 26, 2013	October 26, 2012
Underground Mining Machinery	$1,017,911	$1,341,097
Surface Mining Equipment	615,397	1,333,098
Eliminations	(50,781)	(109,644)
Total Backlog	$1,582,527	$2,564,551
Backlog was $1.6 billion as of July 26, 2013 compared to $2.6 billion as of October 26, 2012.

Nine Months Ended July 26, 2013 Compared With Nine Months Ended July 27, 2012
Net Sales
The following table sets forth the combined net sales included in our Condensed Consolidated Statements of Income.

	Nine Months Ended
In thousands	July 26, 2013	July 27, 2012	$ Change	% Change
Net Sales
Underground Mining Machinery	$1,994,772	$2,279,937	$(285,165)	(12.5)
Surface Mining Equipment	1,959,198	1,900,206	58,992	3.1
Eliminations	(123,047)	(114,159)	(8,888)
Total Sales	$3,830,923	$4,065,984	$(235,061)	(5.8)
Underground Mining Machinery net sales for the nine months ended July 26, 2013 were $2.0 billion, compared to $2.3 billion in the prior year nine month period. Original equipment sales for the nine month period decreased by $175.0 million, while aftermarket sales for the nine month period declined by $110.1 million due to declining order rates and weak market conditions. The decrease in original equipment sales was driven by a soft U.S. coal market and lower shipments in all regions except Africa and Australia. Aftermarket sales decreased in all regions except Australia and China. Foreign currency translation unfavorably impacted sales by $38.6 million.
Surface Mining Equipment net sales for the nine months ended July 26, 2013 were $2.0 billion, compared to $1.9 billion in the prior year nine month period. Original equipment sales for the nine month period increased $36.0 million, while aftermarket sales increased by $23.0 million. Original equipment sales increased in South America and Africa. Aftermarket sales increased in all regions except China and Australia. Foreign currency translation unfavorably impacted sales by $6.7 million.
Operating Income
The following table sets forth the operating income included in our Condensed Consolidated Statements of Income.

	Nine Months Ended
	July 26, 2013		July 27, 2012
	Operating		Operating
In thousands	Income	% of Net Sales	Income	% of Net Sales
Underground Mining Machinery	$387,330	19.4	$500,181	21.9
Surface Mining Equipment	458,676	23.4	407,380	21.4
Corporate Expense	(40,080)		(35,338)
Eliminations	(31,802)		(25,565)
Total Operating Income	$774,124	20.2	$846,658	20.8
Underground Mining Machinery operating income for the nine months ended July 26, 2013 was $387.3 million, compared to $500.2 million in the prior year nine month period. Operating income was unfavorably impacted by $114.1 million due to lower sales volumes and $18.5 million due to unfavorable product mix. This was partially offset by $15.8 million due to lower period costs, which included a $29.2 million decrease related to non-recurring excess purchase accounting charges, and $7.0 million due to lower product development, selling and administrative expenses, which included an $8.4 million increase in restructuring costs.
Surface Mining Equipment operating income for the nine months ended July 26, 2013 was $458.7 million, compared to $407.4 million in the prior year nine month period. Operating income was favorably impacted by $6.6 million due to increased sales volumes, $17.2 million due to favorable product mix, $18.1 million due to lower period costs as a result of prior year non-recurring excess purchase accounting charges of $13.7 million and manufacturing operational efficiencies, and $13.0 million due to lower product development, selling and administrative expenses, which included a $1.7 million increase in restructuring costs.
Corporate expense for the nine months ended July 26, 2013 was $40.1 million, compared to $35.3 million in the prior year nine month period. The increase in corporate expense is primarily due to the prior year gain of $19.4 million on the re-measurement of our equity interest in IMM upon obtaining a controlling interest, partially offset by a decrease in acquisition expenses of $15.5 million.
Product Development, Selling and Administrative Expense
Product development, selling and administrative expense for the nine months ended July 26, 2013 was $497.4 million, or 13.0% of sales, compared to $532.8 million, or 13.1% of sales, in the prior year nine month period. The decrease in product development, selling and administrative expense is primarily due to operational efficiencies and cost reduction actions.
Provision for Income Taxes
The provision for income taxes for the nine months ended July 26, 2013 was $223.1 million, compared to $241.8 million in the prior year nine month period. The effective income tax rate was 30.6% for the nine months ended July 26, 2013, compared to 30.4% in the prior year nine month period. The effective income tax rate excluding discrete tax adjustments was 31.0% for the nine months ended July 26, 2013 and July 27, 2012. The effective income tax rate differs from the U.S. federal corporate income tax rate primarily due to foreign tax rate differential.
Bookings
Bookings represent the cumulative amount of new customer orders for original equipment and aftermarket products and services, exclusive of long-term maintenance and repair arrangements and life cycle management arrangements awarded to us during the reporting period. Customer orders included in bookings represent arrangements to purchase specific original equipment, products or services by customers who have satisfied our credit review procedures. We record bookings when firm orders are received and add the bookings to our backlog. Bookings for the nine months ended July 26, 2013 and July 27, 2012 are as follows:

	Nine Months Ended
In thousands	July 26, 2013	July 27, 2012	$ Change	% Change
Underground Mining Machinery	$1,671,586	$2,113,484	$(441,898)	(20.9)
Surface Mining Equipment	1,304,773	1,779,463	(474,690)	(26.7)
Eliminations	(127,460)	(143,364)	15,904
Total Bookings	$2,848,899	$3,749,583	$(900,684)	(24.0)
Underground Mining Machinery bookings for the nine months ended July 26, 2013 were $1.7 billion, compared to $2.1 billion in the prior year nine month period. Original equipment bookings declined $177.7 million during the nine month period and aftermarket bookings declined $264.2 million. Original equipment bookings decreased in all regions except Eurasia and China. Aftermarket orders decreased in all regions. Foreign currency translation unfavorably impacted bookings by $105.0 million.
Surface Mining Equipment bookings for the nine months ended July 26, 2013 were $1.3 billion, compared to $1.8 billion in the prior year nine month period. Original equipment bookings declined $381.4 million during the nine month period and aftermarket bookings declined $93.3 million. Original equipment and aftermarket bookings decreased in all regions except North America and Eurasia. Foreign currency translation unfavorably impacted bookings by $34.8 million.

Liquidity and Capital Resources
The following table summarizes the major elements of our working capital as of July 26, 2013 and October 26, 2012, respectively.

In thousands	July 26, 2013	October 26, 2012
Accounts receivable, net	$1,114,483	$1,229,083
Inventories	1,248,801	1,415,455
Trade accounts payable	(405,900)	(452,236)
Advance payments and progress billings	(488,563)	(669,792)
Trade Working Capital	$1,468,821	$1,522,510
Other current assets	250,802	247,666
Short-term notes payable, including current portion of long-term obligations	(60,156)	(65,316)
Employee compensation and benefits	(123,995)	(156,867)
Accrued warranties	(84,941)	(100,646)
Other accrued liabilities	(349,792)	(322,813)
Working Capital Excluding Cash and Cash Equivalents	$1,100,739	$1,124,534
Cash and Cash Equivalents	486,050	263,873
Working Capital	$1,586,789	$1,388,407
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
During the nine months ended July 26, 2013, cash provided by continuing operating activities was $443.1 million, compared to cash provided by continuing operating activities of $253.0 million during the nine months ended July 27, 2012. The primary reasons for the increase were collection of accounts receivable and a reduction in inventories, partially offset by a reduction in advance payments resulting from lower original equipment orders and a reduction in accrued liabilities resulting from the timing of income tax payments.
During the nine months ended July 26, 2013, cash used by investing activities was $115.1 million, compared to cash used by investing activities of $252.1 million during the nine months ended July 27, 2012. The primary reasons for the decrease were our prior year acquisition of a controlling interest in IMM, which was mostly funded from cash held in escrow, and decreased capital expenditures.
During the nine months ended July 26, 2013, cash used by financing activities was $91.8 million, compared to cash provided by financing activities of $186.9 million during the nine months ended July 27, 2012. The primary reasons for the change were the prior year proceeds received from the February 10, 2012 draw under the Further Term Loan and reduced proceeds from share-based payment awards in the current year.
On May 20, 2013, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend was paid on June 18, 2013 to all shareholders of record at the close of business on June 4, 2013. In addition, on August 19, 2013, our Board of Directors declared a cash dividend of $0.175 per outstanding share of common stock. The dividend will be paid on September 18, 2013 to all shareholders of record at the close of business on September 4, 2013.

On August 28, 2013, our Board of Directors authorized the Company to repurchase up to $1.0 billion in shares of common stock over the next 36 months. Under the program, the Company may repurchase shares in the open market in accordance with applicable rules and regulations of the Securities and Exchange Commission.
Retiree Benefits
For the nine months ended July 26, 2013, we have recognized $12.6 million of defined benefit pension expense compared to $28.6 million for the nine months ended July 27, 2012. For the nine months ended July 26, 2013, we have contributed $115.4 million to our defined benefit employee pension plans and we plan to contribute approximately $140.0 million to $160.0 million for the full fiscal year. The investment performance of the pension plans’ assets along with the movement in the discount rate used to calculate the pension plans’ liabilities will determine the amount and timing of additional contributions to the pension plans in subsequent years.
Credit Agreement
On October 12, 2012, we entered into a $1.0 billion unsecured revolving credit facility that matures on November 12, 2017. Under the Credit Agreement, we also may request an increase of up to $250.0 million of additional aggregate revolving commitments, subject to the terms and conditions contained in the Credit Agreement. The Credit Agreement simultaneously replaced the $700.0 million revolving credit agreement dated October 27, 2010, that was set to expire on November 3, 2014. Under the terms of the Credit Agreement, we pay a commitment fee ranging from 0.1% to 0.325% on the unused portion of the revolving credit facility based on our credit rating. Letters of credit issued under applicable provisions of the Credit Agreement represent an unfunded utilization of the Credit Agreement for purposes of calculating the periodic commitment fee due. Eurodollar rate loans will bear interest for a period from the applicable borrowing date until a date one or two weeks or one, two, three, or six months thereafter, as selected by the Company, at the corresponding Eurodollar rate plus a margin of 1.0% to 2.0% depending on the Company's credit rating. Base rate loans will bear interest from the applicable borrowing date at a rate equal to (i) the highest of (a) the federal funds rate plus 0.5%, (b) the rate of interest in effect for such day as publicly announced by the administrative agent as its "prime rate," or (c) a daily rate equal to the Eurodollar rate plus 1.0%, plus (ii) a margin that varies according to the Company's credit rating. Swing line loans will bear interest at either the base rate described above or the daily floating Eurodollar rate plus the applicable margin, as selected by the Company. The Credit Agreement requires the maintenance of certain financial covenants including leverage and interest coverage ratios. The Credit Agreement also restricts payment of dividends or other returns of capital when the consolidated leverage ratio exceeds a stated level amount. At July 26, 2013, we were in compliance with all financial covenants of the Credit Agreement and had no restrictions on the payment of dividends or return of capital.
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
At July 26, 2013, there were no direct borrowings under the Credit Agreement. Outstanding standby letters of credit issued under the Credit Agreement, which count toward the $1.0 billion credit limit, totaled $279.2 million. At July 26, 2013, there was $720.8 million available for borrowings under the Credit Agreement.
Financial Condition
As of July 26, 2013, we had $486.1 million in cash and cash equivalents and $720.8 million available for borrowings under the Credit Agreement. Our current cash requirements include working capital, defined benefit pension contributions, capital expenditures, dividends, principal payments, and interest payments. We will also continue to evaluate strategic acquisitions, including mining-related product line additions or service extensions. Based on our current and forecasted level of operations, we believe that cash flows from operations, together with cash and cash equivalents on hand, available borrowings under the Credit Agreement and access to capital markets will be adequate to meet our anticipated future cash requirements.
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
We believe our accounting policies for revenue recognition, inventories, goodwill and other intangible assets, accrued warranties, pension and postretirement benefits and costs, and income taxes are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations. See Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended October 26, 2012 for a discussion of these policies. There were no material changes to these policies during the nine months ended July 26, 2013.
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
There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our quarter ended July 26, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The information required by this Item is incorporated by reference from Note 13, Contingent Liabilities, to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
During the quarter ended July 26, 2013 there were no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for our fiscal year ended October 26, 2012.

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

JOY GLOBAL INC.
(Registrant)

Date: August 30, 2013	/s/ James M. Sullivan
James M. Sullivan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 30, 2013	/s/ James E. Agnew
James E. Agnew
Vice President, Controller
and Chief Accounting Officer
(Principal Accounting Officer)